Form 10-K405
period 1997-12-31
GRACE SPECIALTY CHEMICALS INC
filed 1998-03-30
CIK 1045309

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997       Commission file number 1-13953

                         GRACE SPECIALTY CHEMICALS, INC.
                       (TO BE RENAMED W. R. GRACE & CO.)

Incorporated under the Laws of the            I.R.S. Employer Identification No.
         State of Delaware                                65-0773649

              ONE TOWN CENTER ROAD, BOCA RATON, FLORIDA 33486-1010
                                  561/362-2000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                               WHICH REGISTERED
         -------------------                               ----------------

Common Stock, $.01 par value               }      New York Stock Exchange, Inc.
Preferred Share Purchase Rights            }

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of Grace Specialty Chemicals, Inc. voting stock held by nonaffiliates was $0 at March 23, 1998.

         At March 23, 1998, 1,000 shares of Grace Specialty Chemicals, Inc. Common Stock were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

                      DOCUMENT                                    WHERE INCORPORATED
                      --------                                    ------------------
        Annual Report on Form 10-K of W. R. Grace & Co.
  for the year ended December 31, 1997 (specified portions)     Parts I, II, III and IV

        Information Statement of Grace Speciality
  Chemicals, Inc. dated February 13, 1998                               Part III
  (specified portions)


================================================================================

                                TABLE OF CONTENTS

                                                                                                                       PAGE
                                                                                                                       ----
                                     PART I
Item 1.  Business........................................................................................................ 1
Item 2.  Properties...................................................................................................... 1
Item 3.  Legal Proceedings............................................................................................... 1
Item 4.  Submission of Matters to a Vote of Security Holders............................................................. 1

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters....................................... 1
Item 6.  Selected Financial Data......................................................................................... 3
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................................................................. 3
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...................................................... 3
Item 8.  Financial Statements and Supplementary Data..................................................................... 3
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure............................................................................. 4

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.............................................................. 4
Item 11. Executive Compensation.......................................................................................... 4
Item 12. Security Ownership of Certain Beneficial Owners and Management.................................................. 4
Item 13. Certain Relationships and Related Transactions.................................................................. 5

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................................ 5

Signatures............................................................................................................... 9

                                     PART I

ITEM 1.  BUSINESS

         At the date of this Report, Grace Specialty Chemicals, Inc. ("New Grace") is a wholly owned subsidiary of W. R. Grace & Co., a Delaware corporation ("Grace"), and New Grace has no assets. In August 1997, Grace entered into a definitive agreement with Sealed Air Corporation ("Sealed Air") to combine Grace's flexible packaging business with Sealed Air. Grace will effect this transaction by transferring its specialty chemicals businesses to New Grace, spinning off New Grace to Grace shareholders ("Spin-off") and merging a subsidiary of Grace with Sealed Air. For a further description of the specialty chemicals businesses to be transferred to New Grace and the transaction with Sealed Air, see Item 1 of the Annual Report on Form 10-K of Grace for the year ended December 31, 1997 ("Grace 1997 10-K"), which is incorporated in this Report by reference.

ITEM 2.  PROPERTIES

         New Grace currently owns no properties. For information with respect to New Grace's properties following the Spin-off, see Item 2 of the Grace 1997 10-K, which is incorporated in this Report by reference.

ITEM 3.  LEGAL PROCEEDINGS

         New Grace is not currently a party to any legal proceedings. For information with respect to the legal proceedings to which New Grace and/or its subsidiaries will be parties, or as to which they may otherwise be financially responsible, following the Spin-off, see Item 3 of the Grace 1997 10-K, which is incorporated in this Report by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         This Item is inapplicable, as no matters were submitted to a vote of the security holders of New Grace during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         On August 12, 1997, New Grace issued 1,000 shares of its common stock to Grace, its direct parent, for consideration of $1,000. In the opinion of New Grace, this transaction is exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, in that such transaction did not involve any public offering. In connection with the Spin-off, New Grace will be recapitalized and Grace will distribute shares of the recapitalized common stock of New Grace ("Common Stock") to Grace shareholders, resulting in their ownership of 100% of the Common Stock. The Common Stock has been authorized for listing on the New York Stock Exchange under the symbol "GRA."

         New Grace's Board of Directors has determined that a dividend of one Preferred Share Purchase Right ("Right") of New Grace will be paid in respect of each share of Common Stock to the holder thereof at the time of the Spin-off. Pursuant to the Rights Agreement relating thereto ("Rights Agreement"), the Rights are not and will not become exercisable unless and until certain events occur (as described below). Until such events occur, the Rights will automatically trade with the Common Stock, and separate certificates for the Rights will not be distributed. The Rights will become exercisable on the earlier to occur of (a) 10 days after a person or group ("Acquiring Person") has acquired beneficial ownership of 20% or more of the then outstanding shares of Common Stock or (b) 10 business days (or such later date as may be fixed by New Grace's Board of Directors) after an Acquiring Person commences (or announces the intention to commence) a tender offer or exchange offer that would result in such Acquiring Person becoming the beneficial owner of 20% or more of the then outstanding shares of Common Stock. Holders of Rights, as such, have no rights as shareholders of New Grace; consequently, such holders have no rights to vote or receive dividends, among other things.

         When the Rights become exercisable, each Right will initially entitle the holder to buy from New Grace one hundredth of a share of New Grace's Junior Participating Preferred Stock, par value $.01 per share ("Junior Preferred Stock"), for $100, subject to adjustment ("exercise price"). If, at any time after the Rights become exercisable, New Grace is acquired in a merger or other business combination or 50% or more of New Grace's consolidated assets or earning power is sold, each Right not owned by an Acquiring Person will entitle the holder to buy a number of shares of common stock of the acquiring company having a market value equal to twice the exercise price. Alternatively, each Right not owned by an Acquiring Person would become exercisable for Common Stock having a market value equal to twice the exercise price.

         Shares of Junior Preferred Stock that may be purchased upon exercise of the Rights will not be redeemable. Each share of Junior Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share but will be entitled to an aggregate dividend equal to 100 times the dividend declared per share of Common Stock whenever such dividend is declared. In the event of liquidation, holders of Junior Preferred Stock will be entitled to a minimum preferential liquidation payment of $100 per share but will be entitled to an aggregate payment equal to 100 times the payment made per share of Common Stock. Each share of Junior Preferred Stock will have 100 votes, voting together with the Common Stock. Finally, in the event of any merger, consolidation or other transaction in which the Common Stock is exchanged, each share of Junior Preferred Stock will be entitled to receive an amount equal to 100 times the amount received per share of Common Stock. These rights are protected by customary antidilution provisions.

         Because of the nature of the dividend, liquidation and voting rights of the Junior Preferred Stock, the value of the one-hundredth interest in a share of Junior Preferred Stock that may be purchased upon exercise of each Right should approximate the value of one share of Common Stock.

         At any time after any person or group becomes an Acquiring Person, and prior to the acquisition by such Acquiring Person of 50% or more of the outstanding shares of Common Stock, New Grace's Board of Directors may exchange the Rights (other than Rights owned by such person or group, which will become void after such person becomes an Acquiring Person) for Common Stock or Junior Preferred Stock, in whole or in part, at an exchange ratio of one share of Common Stock, or one hundredth of a share of Junior Preferred Stock (or of a share of another series of New Grace's Preferred Stock having equivalent rights, preferences and privileges), per Right (subject to adjustment).

         At any time prior to the acquisition by a person or group of beneficial ownership of 20% or more of the outstanding shares of Common Stock, New Grace's Board of Directors may redeem the Rights in whole, but not in part, at a price of $.01 per Right.

         The terms of the Rights may be amended by New Grace's Board of Directors without the consent of the holders of the Rights, including an amendment to lower (a) the threshold at which a person becomes an Acquiring Person and (b) the percentage of Common Stock proposed to be acquired in a tender or exchange offer that would cause the Rights to become exercisable, to not less than the greater of (a) the sum of .001% plus the largest percentage of New Grace's outstanding Common Stock then known to New Grace to be beneficially owned by any person or group and (b) 10%, except that, from and after such time as any person or group becomes an Acquiring Person, no such amendment may adversely affect the interests of the holders of the Rights.

         The Rights will expire on the 10th anniversary of the time of the Spin-Off, unless this expiration date is extended or unless the Rights are earlier redeemed or exchanged by New Grace.

         The foregoing summary of the Rights does not purport to be complete and is qualified in its entirety by reference to the form of the Rights Agreement, which was filed as an exhibit to the Registration Statement on Form 10 filed by New Grace with the U.S. Securities and Exchange Commission ("SEC") on March 13, 1998 ("Form 10").

ITEM 6.  SELECTED FINANCIAL DATA

         For the information called for by this Item with respect to the specialty chemicals businesses to be transferred to New Grace in connection with the Spin-off, see Item 6 of the Grace 1997 10-K, which is incorporated in this Report by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         For the information called for by this Item with respect to the specialty chemicals businesses to be transferred to New Grace in connection with the Spin-off, see Item 7 of the Grace 1997 10-K, which is incorporated in this Report by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         For the information called for by this Item with respect to the specialty chemicals businesses to be transferred to New Grace in connection with the Spin-off, see Item 7A of the Grace 1997 10-K, which is incorporated in this Report by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         For the information called for by this Item with respect to the specialty chemicals businesses to be transferred to New Grace in connection with the Spin-off, see Item 8 of the Grace 1997 10-K, which is incorporated in this Report by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         This item is inapplicable, as no such changes or disagreements have occurred.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The current members of the board of directors of New Grace are Albert
J. Costello (Chairman), Robert H. Beber and Larry Ellberger, executive officers of Grace. The current executive officers of New Grace are Messrs. Costello, Beber and Ellberger, as well as Robert J. Bettacchi and James R. Hyde. For further information with respect to these individuals, and for information with respect to the individuals expected to serve as the directors and executive officers of New Grace following the Spin-off, see the information provided under the headings "Management -- Board of Directors" and " -- Executive Officers" in New Grace's Information Statement dated February 13, 1998 ("Information Statement") included in the Form 10, which information is incorporated in this Report by reference.

         OWNERSHIP AND TRANSACTIONS REPORTS. Under Section 16 of the Securities Exchange Act of 1934 ("Exchange Act"), New Grace's directors, certain of its officers, and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the SEC and the New York Stock Exchange concerning their ownership of and transactions in the Common Stock; such persons are also required to furnish New Grace with copies of such reports. Since New Grace did not have any securities registered under the Exchange Act in 1997, no such reports were required to be filed in or with respect to 1997.

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by this Item will be provided by amendment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         On August 12, 1997, New Grace issued 1,000 shares of its common stock to Grace, its direct parent, for consideration of $1,000. Grace is expected to remain the sole shareholder of New Grace until the Spin-off. In the Spin-off, Grace will distribute to its shareholders one share of Common Stock for each share of Grace common stock, resulting in their ownership of 100% of the Common Stock. For the information called for by this Item with respect to the shareholders of Grace, see Item 12 of the Grace 1997 10-K, which is incorporated in this Report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this Item will be provided by amendment.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

         FINANCIAL STATEMENTS AND SCHEDULES. See the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibits on page F-1 of the Financial Supplement to the Grace 1997 10-K, which is incorporated herein by reference.

         REPORTS ON FORM 8-K. New Grace filed no Reports on Form 8-K during the fourth quarter of 1997 and the beginning of 1998.

         EXHIBITS. The exhibits to this Report are listed below. Other than exhibits that are filed herewith, all exhibits listed below are incorporated herein by reference. Unless otherwise indicated, filings listed in the column under the heading "Where Located" refer to filings made by Grace or its predecessor. Exhibits indicated by an asterisk (*) are the management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.

                  EXHIBIT                                 WHERE LOCATED
                  -------                                 -------------

Form of Distribution Agreement, by and among W. R.        Annex B to the Joint Proxy
Grace & Co., W. R. Grace & Co.-Conn. and                  Statement/Prospectus dated February
New Grace                                                 13, 1998 of Grace and Sealed Air
                                                          Corporation included in Form S-4
                                                          (filed 2/13/98)

Form of Amended and Restated Certificate of               Annex A to the Information Statement
Incorporation of New Grace                                of New Grace dated February 13, 1998
                                                          included in the Form 10 of New Grace
                                                          filed 3/13/98 ("Information Statement")

Amended and Restated By-laws of New Grace                 Annex B to the Information
                                                          Statement

Form of Rights Agreement by and between New               Exhibit 4.1 to Form 10 of New Grace
Grace and The Chase Manhattan Bank, as Rights Agent       (filed 3/13/98)

Indenture dated as of September 29, 1992 among            Exhibit 4.2 to Form 10-K
W. R. Grace & Co.-Conn., W. R. Grace & Co. and            (filed 3/26/93)
Bankers Trust Company


Supplemental Indenture dated as of September 24,          Exhibit 4.4 to Form 8-K (filed
1996, among W. R. Grace & Co.-Conn., W. R. Grace          10/10/96)
& Co., Grace Holding, Inc., and Bankers Trust
Company, to Indenture dated as of September 29,
1992


Indenture dated as of January 28, 1993 among              Exhibit 4.4 to Form 10-K (filed
W. R. Grace & Co.-Conn., W. R. Grace & Co. and            3/26/93)
The Bank of New York (successor to NationsBank of
Georgia, N.A.)


Supplemental Indenture dated as of September 24,          Exhibit 4.5 to Form 8-K (filed
1996, among W. R. Grace & Co.-Conn., W. R. Grace          10/10/96)
& Co., Grace Holding, Inc., and The Bank of New
York, to Indenture dated as of January 28, 1993


364-Day Credit Agreement, dated as of May 16, 1997,       Exhibit 10.1 to Form 10-Q (filed
among W. R. Grace & Co.-Conn., W. R. Grace &              8/12/97)
Co., the several banks parties thereto, NationsBank,
N.A. (South), as documentation agent, and The Chase
Manhattan Bank, as administrative agent for such
banks

Amended and Restated Credit Agreement, dated as of        Exhibit 10.2 to Form 10-Q (filed
May 16, 1997, among W. R. Grace & Co.-Conn.,              8/12/97)
W. R. Grace & Co., the several banks parties thereto
and The Chase Manhattan Bank, as administrative
agent for such banks

Form of Employee Benefits Allocation Agreement, by        Exhibit 10.1 to Form 10 of New
and among W. R. Grace & Co., W. R. Grace & Co.-           Grace (filed 3/13/98)
Conn. and New Grace

Form of Tax Sharing Agreement, by and among W. R.         Exhibit 10.2 to Form 10 of New Grace
Grace & Co., W.R. Grace & Co.-Conn. and New               (filed 3/13/98)
Grace

Form of W. R. Grace & Co. 1998 Stock Incentive            Annex C to Information
Plan                                                      Statement*

Form of W. R. Grace & Co. 1998 Stock Plan for             Annex D to Information
Nonemployee Directors                                     Statement*

W. R. Grace & Co. 1996 Stock Incentive Plan, as           Exhibit 10.1 to Form 10-Q (filed
amended                                                   5/13/97)*

W. R. Grace & Co. 1996 Stock Retainer Plan for            Exhibit 10.2 to Form 8-K (filed
Nonemployee Directors                                     10/10/96)*



W. R. Grace & Co. Supplemental Executive Retire-          Exhibit 10.03 to Form 10-K (filed
ment Plan, as amended                                     3/28/97)*

W. R. Grace & Co. Executive Salary Protection Plan,       Exhibit 10.04 to Form 10-K (filed
as amended                                                3/28/97)*

W. R. Grace & Co. 1981 Stock Incentive Plan, as           Exhibit 10.3 to Form 8-K (filed
amended                                                   10/10/96)*

W. R. Grace & Co. 1986 Stock Incentive Plan, as           Exhibit 10.4 to Form 8-K (filed
amended                                                   10/10/96)*

W. R. Grace & Co. 1989 Stock Incentive Plan, as           Exhibit 10.5 to Form 8-K (filed
amended                                                   10/10/96)*

W. R. Grace & Co. 1994 Stock Incentive Plan, as           Exhibit 10.6 to Form 8-K (filed
amended                                                   10/10/96)*

Forms of Stock Option Agreements                          Exhibit 10(h) to Form 10-K (filed
                                                          3/28/92)*

Information concerning W. R. Grace & Co. Incentive        Pages 7-12 and 26-36 of Proxy
Compensation Program, Deferred Compensation               Statement (filed 4/7/97)*
Program and Long-Term Incentive Program

Form of Long-Term Incentive Program Award                 Exhibit 10.13 to Registration
                                                          Statement on Form S-1 (filed 8/2/96)*

Form of Stock Option Agreements                           Exhibit 10.14 to Registration
                                                          Statement on Form S-1 (filed 8/2/96)*

W. R. Grace & Co. Retirement Plan for Outside             Exhibit 10.13 to Form 10-K (filed
Directors, as amended                                     3/28/97)*

Form of Executive Severance Agreement between             Exhibit 10.22 to Registration
W. R. Grace & Co. and officers elected prior to May       Statement on Form S-1 (filed 8/2/96)*
1996

Form of Executive Severance Agreement between             Exhibit 10.23 to Registration
W. R. Grace & Co. and officers elected in or after        Statement on Form S-1 (filed 8/2/96)*
May 1996

Form of Executive Severance Agreement between             Exhibit 10.20 to Form 10 of New Grace
W. R. Grace & Co. and officers                            (filed 3/13/98)*

Employment Agreement dated as of May 1, 1995              Exhibit 10.1 to Form 10-Q (filed
between W. R. Grace & Co. and Albert J. Costello          8/14/95)*



Amendment dated August 9, 1996 to Employment              Exhibit 10.7 to Form 8-K (filed
Agreement, dated as of May 1, 1995, between               10/10/96)*
W. R. Grace & Co. and Albert J. Costello

Option Agreement between W. R. Grace & Co. and            Exhibit 10.8 to Form 8-K (filed
Albert J. Costello, dated May 1, 1995, as amended         10/10/96)*

Option Agreement between W. R. Grace & Co. and            Exhibit 10.37 to Registration
Albert J. Costello, dated March 6, 1996                   Statement on Form S-1 (filed 8/2/96)*

Option Agreement between W. R. Grace & Co. and            Exhibit 10.25 to Form 10 of New Grace
Albert J. Costello, dated March 5, 1997                   (filed 3/13/98)*

Employment Agreement dated May 15, 1995 between           Exhibit 10.28 to Form 10-K (filed
W. R. Grace & Co. and Larry Ellberger                     3/28/97)*

Restricted Stock Award Agreement dated June 6,            Exhibit 10.29 to Form 10-K (filed
1995 between W. R. Grace & Co. and Larry Ellberger,       3/28/97)*
as amended by letter agreement dated August 26,
1996 between Larry Ellberger and W. R. Grace & Co.

Letter Agreement dated December 10, 1996 between          Exhibit 10.30 to Form 10-K (filed
W. R. Grace & Co. and Larry Ellberger                     3/28/97)*

Distribution Agreement by and among W. R. Grace &         Exhibit 2 to Form 8-K (filed 2/6/96)
Co., a New York corporation subsequently renamed
Fresenius Medical Care Holdings, Inc., W. R. Grace &
Co.-Conn., and Fresenius AG dated February 4, 1996

Form of Indemnification Agreement between                 Exhibit 10.39 to Registration
W. R. Grace & Co. and certain directors                   Statement on Form S-1 (filed 8/2/96)*

Form of Indemnification Agreement between                 Exhibit 10.37 to Form 10-K (filed
W. R. Grace & Co. and certain officers and directors      3/28/97)*

Computation of Ratio of Earnings to Fixed Charges         Filed in Financial Supplement to Grace
and Combined Fixed Charges and Preferred Stock            1997 10-K
Dividends

List of Subsidiaries of New Grace                         Exhibit 21 to Form 10 of New Grace
                                                          (filed 3/13/98)

Consent of Independent Certified Public Accountants       Filed herewith

Powers of Attorney                                        Filed herewith

Annual Report on Form 10-K of W. R. Grace & Co.           Filed herewith
for the year ended December 31, 1997

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GRACE SPECIALTY CHEMICALS, INC.


                                           By     L. ELLBERGER*
                                               ---------------------------------
                                                  (Senior Vice President and
                                                  Chief Financial Officer)

Date: March 30, 1998

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1998.

       SIGNATURE                                       TITLE
       ---------                                       -----

     A. J. Costello*                            President and Director
                                            (Principal Executive Officer)

     R. H. Beber*               }                    Directors
     L. Ellberger*              }

     L. Ellberger*                              Senior Vice President
                                            (Principal Financial Officer)

     K. A. Browne*                          Vice President and Controller
                                           (Principal Accounting Officer)

-------
* By signing his name hereto, Robert B. Lamm is signing this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                                               By /s/ Robert B. Lamm
                                                  ------------------------
                                                      Robert B. Lamm
                                                      (Attorney-in-Fact)