Form 10-K/A
period 1998-04-01
W R GRACE & CO
filed 1998-04-28
CIK 1045309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ------------------

                                 FORM 10-K/A-1
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997       Commission file number 1-13953

                               W. R. GRACE & CO.
                (FORMERLY NAMED GRACE SPECIALTY CHEMICALS, INC.)

Incorporated under the Laws of the            I.R.S. Employer Identification No.
      State of Delaware                                  65-0773649

             ONE TOWN CENTER ROAD, BOCA RATON, FLORIDA 33486-1010
                                 561/362-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                         WHICH REGISTERED
         -------------------                      ------------------------

Common Stock, $.01 par value        }             New York Stock Exchange, Inc.
Preferred Share Purchase Rights     }

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ No X

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         The aggregate market value of W. R. Grace & Co. voting stock held by nonaffiliates was approximately $1.5 billion at April 1, 1998.

         At April 1, 1998, 75,835,454 shares of W. R. Grace & Co. Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

         This Amendment is being filed to provide the information called for by Items 11 and 13 of the Annual Report on Form 10-K of W. R. Grace & Co. ("New Grace"), a Delaware corporation formerly named "Grace Specialty Chemicals, Inc.," for the year ended December 31, 1997. As used in this Amendment, the term "Grace" refers to W. R. Grace & Co., a Delaware corporation renamed "Sealed Air Corporation" that was formerly the sole shareholder of New Grace. In March 1998, Grace's flexible packaging business was separated from New Grace, and Grace effected the spin-off of New Grace; these transactions are referred to in this Amendment as the "1998 Transactions." Additional information regarding the 1998 Transactions is contained in (a) the Joint Proxy Statement/Prospectus of Grace dated February 13, 1998, included in a Registration Statement on Form S-4 (File No. 333-46281) filed by Grace on February 13, 1998 under the Securities Act of 1933, as amended, and (b) the Information Statement of New Grace dated February 13, 1998, included in a Registration Statement on Form 10 (File No. 001-13953) filed by New Grace on March 13, 1998 under the Securities Exchange Act of 1934, as amended
("Form 10").


ITEM 11. EXECUTIVE COMPENSATION.
         -----------------------

         Summary Compensation Table. The Summary Compensation Table on the following page contains information concerning the compensation of (a) Albert
J. Costello, Chief Executive Officer; (b) Larry Ellberger, Senior Vice President and Chief Financial Officer, who also served as Grace's Acting Chief Executive Officer from October 11, 1997 (when Mr. Costello suffered a heart attack) until January 5, 1998; and (c) the other four most highly compensated executive officers of Grace who were serving as such at year-end 1997. Certain information has been omitted from the Summary Compensation Table because it is not applicable or because it is not required under the rules of the Securities and Exchange Commission ("SEC").

                           SUMMARY COMPENSATION TABLE

                                      ANNUAL COMPENSATION                              LONG-TERM COMPENSATION
                                     ---------------------------------   ----------------------------------------
                                                                                    AWARDS               PAYOUTS
                                                                         ----------------------------  -----------
                                                                                        NO. OF SHARES                      ALL
                                                          OTHER           RESTRICTED    UNDERLYING                        OTHER
NAME AND PRINCIPAL                                        ANNUAL          STOCK         OPTIONS        LTIP            COMPENSATION
POSITION                    YEAR     SALARY     BONUS     COMPENSATION    AWARD(a)      GRANTED (b)    PAYOUTS(c)          (d)
------------------------   ------   ---------  ---------  ------------   -----------   ------------   ------------     ------------
A. J. Costello              1997     $958,333   $762,271  $185,351                        42,300       $3,346,724         $56,382
 Chairman, President and    1996      900,000    582,075    12,872                        77,625          799,116          27,250
 Chief Executive Officer    1995(e)   600,000    900,000   106,599                       465,750


L. Ellberger                1997      302,083    280,000    21,904                         8,100          779,717          14,767
 Senior Vice President and  1996      283,083    150,000    57,219                        12,576          178,369          39,247
 Chief Financial Officer    1995(e)   173,162    125,000    28,977         $92,438       111,780                            2,853


R. H. Beber                 1997      300,000    270,000    21,668                         8,100        1,439,426          31,129
 Executive Vice President   1996      297,475    165,000    12,788                        16,767          927,518          33,380
 and General Counsel        1995      282,713    200,000     5,456                        37,260           99,589          49,695


R. J. Bettacchi             1997      229,550    170,000    23,917                         6,300          831,416          17,260
 Senior Vice President      1996      214,100    170,000       478                         9,781          205,183          16,552
                            1995      197,400     45,000                                  24,840           24,034          21,740


J. R. Hyde
   Senior Vice President    1997      282,600               33,902                         8,100        1,155,112          19,352
                            1996      272,600    130,000     5,194                        16,767          670,596          25,374
                            1995      248,650    230,000     2,235                        37,260           27,534          29,724


J. G. Kaenzig, Jr.          1997      298,667    165,000    31,159                        12,600          298,856          16,483
   Senior Vice President    1996      252,817    100,000     8,851                        45,183          237,431          20,058
                            1995      207,850    180,000     7,279                         6,831           18,529          18,764


                                            (Footnotes appear on following page)

(a) Other than the award to Mr. Ellberger, no restricted stock awards were made during the 1995-1997 period. The dollar value of Mr. Ellberger's 1,500 restricted shares shown in the table has not been adjusted to give effect to (i) the September 1996 separation of Grace's principal health care business or (ii) the 1998 Transactions. At December 31, 1997, the dollar value of these restricted shares was $120,656, excluding the value of additional securities received by Mr. Ellberger in respect of these restricted shares in the September 1996 transaction and the 1998 Transactions. The restrictions on these shares are to terminate on May 14, 1998 (see "Employment Agreements") or earlier, in the event of Mr. Ellberger's death or disability or the termination of his employment without cause (including following a change of control), subject to the forfeiture of the shares in certain circumstances. Mr. Ellberger receives all dividends paid on, and has the right to vote, these restricted shares.

(b) The share amounts shown in this column reflect adjustments made in September 1996 in connection with the separation of Grace's principal health care business. They do not reflect any adjustments for the 1998 Transactions (see "Stock Options").

(c) The amounts in this column for 1997 represent awards earned under the Long-Term Incentive Program ("LTIP") for the 1994-1996 Performance Period. The amounts in this column for 1996 represent awards earned under the LTIP for the 1993-1995 Performance Period. The amounts in this column for 1995 represent the third and final installments of awards earned under the LTIP for the 1990-1992 Performance Period.

(d) The amounts in this column for 1997 consist of the following: (i) the actuarially determined value of company-paid premiums on "split-dollar" life insurance, as follows: Mr. Beber -- $17,179; Mr. Bettacchi -- $5,273; Mr. Hyde -- $6,984; and Mr. Kaenzig -- $4,523;
         (ii) life insurance premiums of $10,170 for Mr. Costello and $1,204 for Mr. Ellberger, who do not participate in the split-dollar life insurance program; (iii) payments made to persons whose personal and/or company contributions to Grace's Salaried Employees Savings and Investment Plan ("Savings Plan") would be subject to limitations under federal income tax law, as follows: Mr. Costello -- $41,412; Mr. Ellberger -- $8,763; Mr. Beber -- $9,150; Mr. Bettacchi -- $7,187; Mr.
         Hyde -- $7,568; and Mr. Kaenzig -- $7,160; and (iv) company contributions to the Savings Plan of $4,800 for each of Messrs. Costello, Ellberger, Beber, Bettacchi, Hyde and Kaenzig.

(e)      Messrs. Costello and Ellberger joined Grace's predecessor in May 1995.

         Stock Options. The following table contains information concerning stock options granted in 1997, including the potential realizable value of each grant assuming that the market value of the Grace common stock were to appreciate from the date of grant to the expiration of the option at annualized rates of (a) 5% and (b) 10%, in each case compounded annually over the term of the option. The assumed rates of appreciation shown in the table have been specified by the SEC for illustrative purposes only and are not intended to predict future stock prices, which will depend upon various factors, including market conditions and future performance and prospects.

         Options become exercisable at the time or times determined by the Compensation Committee of the Board of Directors; the options shown below become exercisable in three approximately equal annual installments beginning one year after the date of grant or upon the earlier occurrence of a "change in control" (see "Employment Agreements" and "Severance Agreements"). All of the options shown below have purchase prices equal to the fair market value of Grace's common stock at the date of grant.

         In connection with the 1998 Transactions, all outstanding options (other than those held by employees of Grace's flexible packaging business, including Mr. Kaenzig) became options to purchase New Grace common stock, and the number of shares covered by and purchase prices of such options were adjusted to preserve their economic value; the options held by employees of the flexible packaging business (including Mr. Kaenzig) became options to purchase common stock of Grace (renamed "Sealed Air Corporation") and were similarly adjusted. The following table does not reflect such adjustments.


                                                                                                 POTENTIAL REALIZABLE VALUE AT
                                                                                                 ASSUMED ANNUAL RATES OF
                                                                                                 STOCK PRICE APPRECIATION FOR
                                    1997 GRANTS                                                  OPTION TERM
                      -------------------------------------------------------------------------  ---------------------------------
                         NO. OF              % OF TOTAL
                         SHARES              OPTIONS
                         UNDERLYING          GRANTED TO            PURCHASE
                         OPTIONS             EMPLOYEES IN          PRICE             EXPIRATION
    NAME                 GRANTED             1997                  ($/SHARE)         DATE              5%              10%
--------------------   -------------      ----------------      ----------------  ---------------  -------------  ----------------
A. J. Costello           42,300              6.42%                  $54.125          3/4/07         $1,439,845      $3,648,853

L. Ellberger              8,100              1.23                    54.125          3/4/07            275,715         698,717

R. H. Beber               8,100              1.23                    54.125          3/4/07            275,715         698,717

R. J. Bettacchi           6,300               .96                    54.125          3/4/07            214,445         543,446

J. R. Hyde                8,100              1.23                    54.125          3/4/07            275,715         698,717

J. G. Kaenzig, Jr.       12,600              1.91                    54.125          3/4/07            428,890       1,086,892

         The following table contains information concerning stock options exercised in 1997, including the "value realized" upon exercise (the difference between the total purchase price of the options exercised and the market value, at the date of exercise, of the shares acquired), and the value of unexercised "in-the-money" options held at December 31, 1997 (the difference between the aggregate purchase price of all such options held and the market value of the shares covered by such options at December 31, 1997). The amounts in this table have not been adjusted to reflect the 1998 Transactions.


                                                  OPTION EXERCISES IN 1997 AND OPTION VALUES AT 12/31/97
                    --------------------------------------------------------------------------------------------------------
                                                         NO. OF SHARES UNDERLYING
                     NO. OF SHARES                       UNEXERCISED OPTIONS AT               VALUE OF UNEXERCISED IN-THE-
                     ACQUIRED ON      VALUE REALIZED     12/31/97                             MONEY OPTIONS AT 12/31/97
   NAME              EXERCISE               ($)          EXERCISABLE/UNEXERCISABLE            EXERCISABLE/UNEXERCISABLE
----------------   ----------------   ---------------   ---------------------------------   --------------------------------
A. J. Costello          -0-                  -0-            336,375/249,300                   $15,250,917/9,863,581

L. Ellberger            -0-                  -0-              91,132/41,324                     3,653,257/1,465,236

R. H. Beber           60,000            $3,675,137           198,338/19,278                      10,660,347/537,161

R. J. Bettacchi        -0-                   -0-             116,593/12,821                       6,248,964/354,801

J. R. Hyde             -0-                   -0-             184,127/19,278                      10,101,780/537,161

J. G. Kaenzig, Jr.     -0-                   -0-              58,327/26,056                       2,307,588/721,603

         LTIP. Under the LTIP as in effect during 1997, executive officers and other senior managers were granted contingent "Performance Units" under which awards could be earned based on shareholder value performance (measured by appreciation in the price of Grace common stock and dividends paid), as compared to that of the companies in the Standard & Poor's Industrials Index, during a three-year "Performance Period." The number of Performance Units earned under the LTIP could be decreased by up to 20%, at the discretion of the Compensation Committee, based upon individual performance. Amounts, if any, earned under the Performance Units granted in 1997 were to be paid as promptly as practicable following year-end 1999 (i.e., the end of the 1997-1999 Performance Period), with up to 100% of any such payments being made in shares of Grace common stock, as determined by the Compensation Committee. Cash payments under earned Performance Units may be deferred, earning interest equivalents computed at the prime rate, compounded semiannually; payments made in common stock may be deferred by means of a deferred compensation trust established by Grace (and continued by New Grace). Deferred amounts are generally payable to the participant following termination of employment.

         In connection with the 1998 Transactions, the Compensation Committee determined, in accordance with the LTIP, that (a) Performance Units granted for the 1996-1998 and 1997-1999 Performance Periods should vest on a pro rata basis upon completion of the 1998 Transactions; (b) the amounts earned under those Units should be calculated based on results achieved through the date of completion of the 1998 Transactions; (c) 75% of the estimated value of such vested portions should be paid in cash prior to completion of the 1998 Transactions; (d) the balance of such vested portions should be paid in cash following completion of the 1998 Transactions; and (e) the value of the unvested portions, which would be based on targeted Performance Units and on the final average price of Grace common stock immediately prior to completion of the 1998 Transactions, should be paid in cash following the end of the respective Performance Periods (subject to continued service). The Compensation Committee has also determined that no further grants will be made under the LTIP.

         The following table shows the Performance Units granted during 1997 to the executive officers named in the Summary Compensation Table. All of such Performance Units relate to the 1997-1999 Performance Period.



                                                1997 AWARDS OF CONTINGENT PERFORMANCE UNITS UNDER LTIP
                    --------------------------------------------------------------------------------------------------------
                                                                                                          MAXIMUM NUMBER
NAME                 NUMBER OF UNITS              THRESHOLD (a)(b)              TARGET (b)(c)             OF UNITS
-----------------  -----------------------  ---------------------------   ----------------------  --------------------------
A. J. Costello              14,100                $0   or  $423,000               $1,057,000                  35,250

L. Ellberger                 2,700                 0   or    81,000                  202,500                   6,750

R. H. Beber                  2,700                 0   or    81,000                  202,500                   6,750

R. J. Bettacchi              2,100                 0   or    63,000                  157,500                   5,250

J. R. Hyde                   2,700                 0   or    81,000                  202,500                   6,750

J. G. Kaenzig, Jr.           4,200                 0   or   126,000                  315,000                  10,500


                                            (Footnotes appear on following page)

(a) Refers to the minimum amount payable under the LTIP with respect to the 1997-1999 Performance Period. Under the initial terms of the grants, no payment would be made unless the minimum targeted level of shareholder value performance was achieved. (However, see above for information regarding the treatment of Performance Units for the 1997-1999 Performance Period in the 1998 Transactions.)

(b) The threshold and target payments shown in the table were calculated on the basis of an assumed market price of $75 per share of Grace common stock at the end of the 1997-1999 Performance Period. (However, see above for information regarding the treatment of Performance Units for the 1997-1999 Performance Period in the 1998 Transactions.)

(c) Refers to the amount payable under the initial terms of the grants with respect to the 1997-1999 Performance Period if the targeted level of shareholder value performance were achieved. (However, see above for information regarding the treatment of Performance Units for the 1997-1999 Performance Period in the 1998 Transactions.)

         Pension Arrangements. Salaried employees of designated units who are 21 or older and who have one or more years of service are eligible to participate in the Retirement Plan for Salaried Employees. Under this basic retirement plan, pension benefits are based upon (a) the employee's average annual compensation for the 60 consecutive months in which his or her compensation is highest during the last 180 months of continuous participation and (b) the number of years of the employee's credited service. For purposes of this basic retirement plan, compensation generally includes nondeferred base salary and nondeferred annual incentive compensation (bonus) awards; however, for 1997, federal income tax law limited to $160,000 the annual compensation on which benefits under this plan may be based.

         Grace also had (and New Grace has) a Supplemental Executive Retirement Plan under which a covered employee will receive the full pension to which he or she would be entitled in the absence of the above and other limitations imposed under federal income tax law. In addition, this supplemental plan recognizes deferred base salary, deferred annual incentive compensation awards and, in some cases, periods of employment during which an employee was ineligible to participate in the basic retirement plan. An employee will generally be eligible to participate in the supplemental plan if he or she has an annual base salary of at least $75,000 and is earning credited service under the basic retirement plan.

         The following table shows the annual pensions payable under the basic and supplemental plans for different levels of compensation and years of credited service. The amounts shown have been computed on the assumption that the employee retired at age 65 on January 1, 1998, with benefits payable on a straight life annuity basis. Such amounts are subject to (but do not reflect) an offset of 1.25% of the employee's primary Social Security benefit at retirement age for each year of credited service under the basic and supplemental plans.

                                                                Years of Credited Service
                  ------------------------------------------------------------------------------------------------------------------
Highest
Average
Annual
Compensation          10 Years               15 Years           20 Years            25 Years         30 Years         35 Years
-----------------  -------------------  -----------------  -----------------  -----------------  ------------------  -------------
$  100,000             $ 15,000              $ 22,500           $ 30,000            $ 37,500         $ 45,000         $  52,500
   200,000               30,000                45,000             60,000              75,000           90,000           105,000
   300,000               45,000                67,500             90,000             112,500          135,000           157,500
   400,000               60,000                90,000            120,000             150,000          180,000           210,000
   500,000               75,000               112,500            150,000             187,500          225,000           262,500
   600,000               90,000               135,000            180,000             225,000          270,000           315,000
   700,000              105,000               157,500            210,000             262,500          315,000           367,500
   800,000              120,000               180,000            240,000             300,000          360,000           420,000
   900,000              135,000               202,500            270,000             337,500          405,000           472,500
 1,000,000              150,000               225,000            300,000             375,000          450,000           525,000
 1,100,000              165,000               247,500            330,000             412,500          495,000           577,500
 1,200,000              180,000               270,000            360,000             450,000          540,000           630,000
 1,300,000              195,000               292,500            390,000             487,500          585,000           682,500
 1,400,000              210,000               315,000            420,000             525,000          630,000           735,000
 1,500,000              225,000               337,500            450,000             562,500          675,000           787,500
 1,600,000              240,000               360,000            480,000             600,000          720,000           840,000
 1,700,000              255,000               382,500            510,000             637,500          765,000           892,500
 1,800,000              270,000               405,000            540,000             675,000          810,000           945,000
 1,900,000              285,000               427,500            570,000             712,500          855,000           997,500
 2,000,000              300,000               450,000            600,000             750,000          900,000         1,050,000
 2,100,000              315,000               472,500            630,000             787,500          945,000         1,102,500
 2,200,000              330,000               495,000            660,000             825,000          990,000         1,155,000


         At December 31, 1997, Messrs. Costello, Ellberger, Beber, Bettacchi, Hyde and Kaenzig had 3, 3, 10, 26, 35 and 26 years of credited service, respectively, under the basic and supplemental retirement plans. For purposes of those plans, the 1997 compensation of such executive officers was as follows: Mr. Costello -- $1,540,408; Mr. Ellberger -- $452,083; Mr. Beber -- $465,000; Mr. Bettacchi - $399,350; Mr. Hyde -- $412,600; and Mr. Kaenzig --
$398,666. Mr. Ellberger is entitled to certain pension benefits under his employment agreement (see "Employment Agreements").

         Employment Agreements. Mr. Costello has an employment agreement (which has been assumed by New Grace) providing for his service as chairman, president and chief executive officer through April 1999, subject to (a) earlier termination in certain circumstances and (b) automatic one-year extensions unless either party gives notice that the agreement is not to be extended. The agreement also provides that Mr. Costello will stand for election as a director during its term. Under the agreement, Mr. Costello is entitled to an annual base salary of at least $900,000; an annual incentive compensation award (bonus) of at least $900,000 for 1995 and awards thereafter based on performance, in accordance with the annual incentive compensation program; participation in the LTIP on the same basis as other senior executives; grants of stock options; and participation in all other compensation and benefit plans and programs generally available to senior executives. The agreement also provides for payments in the case of Mr. Costello's disability or death or the termination of his employment with or without cause, including termination following a "change in control" and termination by Mr. Costello for "good reason." For purposes of the agreement, "change in control" means the acquisition of 20% or more of the New Grace common stock, the failure of Board-nominated directors to constitute a majority of any class of the Board of Directors, the occurrence of a transaction in which the shareholders of New Grace immediately preceding such transaction do not own more than 60% of the combined voting power of the corporation resulting from such transaction, or the liquidation or dissolution of New Grace. In the event of the termination of Mr. Costello's employment following a change in control, he will receive a multiple of the sum of his annual base salary plus bonus, pro rata bonus and LTIP awards, earned but unpaid compensation, and the balance of the LTIP awards for all Performance Periods during which the change in control takes place. The foregoing description of Mr. Costello's employment agreement does not purport to be complete and is qualified in its entirety by reference to such agreement, which was filed with the SEC as an exhibit to the Quarterly Report on Form 10-Q of Grace's predecessor for the quarter ended June 30, 1995, and by reference to an amendment to such agreement, which was filed with the SEC as an exhibit to Grace's Current Report on Form 8-K filed on October 10, 1996.

         Mr. Ellberger has an employment agreement (which has been assumed by New Grace) providing for his service as senior vice president, strategic planning and development, through May 14, 1998; at that time, the agreement will terminate (except with respect to the retirement arrangements described below) and his employment will be "at will." The agreement provides for an initial annual base salary of $275,000; participation in the annual incentive compensation program, LTIP, and other compensation and benefit plans and programs; the grant of stock options; and the grant of the restricted stock award shown in the Summary Compensation Table. The agreement also provides that if Mr. Ellberger's employment is terminated without cause during the term of the agreement (except in the event of a change in control), he will receive 145% of his base salary for one year or, if longer, the remaining term of the agreement. In addition, the agreement provides that, in determining the benefits payable to Mr. Ellberger under the basic and supplemental retirement plans, his service with his prior employer will be recognized as if it were continuous service with Grace and/or New Grace, with an offset for any retirement benefits payable from his prior employer's retirement plans; however, this special pension arrangement will apply only if Mr. Ellberger's employment ceases after the term of the agreement (or during such term, if his employment is terminated without cause, including termination without cause following a change in control). The agreement also provides for standard relocation assistance arrangements and for a leased car. For purposes of the agreement, "change in control" has the same meaning as in Mr. Costello's agreement, described above. The foregoing description of Mr. Ellberger's employment agreement does not purport to be complete and is qualified in its entirety by reference to such agreement and related agreements, which were filed as exhibits to Grace's Annual Report on Form 10-K for the year ended December 31, 1996.

         Severance Agreements. New Grace has severance agreements with all of its executive and other officers (except for Mr. Costello, whose employment agreement, discussed above, provides for severance arrangements). These agreements generally provide that in the event of the involuntary termination of the individual's employment without cause (including constructive termination caused by a material reduction in his or her authority or responsibility) following a change in control of New Grace, he or she will receive a severance payment equal to three times the sum of his or her annual base salary plus target annual incentive compensation (bonus), subject to pro rata reduction in the case of an officer who is within 36 months of normal retirement age (65). For purposes of the severance agreements, the definition of "change in control" is identical to the definition contained in Mr. Costello's employment agreement (see "Employment Agreements"), except that, under the severance agreements, a "change in control" (a) does not include the acquisition of 20% or more of New Grace's common stock as a result of a sale of stock by New Grace and (b) includes a transaction in which the shareholders of New Grace do not own 50% or more of the voting power of the corporation resulting from such transaction (as compared to more than 60% under Mr. Costello's agreement). This description of the severance agreements does not purport to be complete and is qualified in its entirety by reference to the form of such agreement, which was filed as an exhibit to the Form 10.

         Executive Salary Protection Plan. All executive and other officers participate in the Executive Salary Protection Plan ("ESPP"), which provides that, in the event of a participant's disability or death prior to age 70, New Grace will continue to pay all or a portion of base salary to the participant or a beneficiary for a period based on the participant's age at the time of disability or death. Payments under the ESPP may not exceed 100% of base salary for the first year and 60% thereafter in the case of disability (50% in the case of death). This description of the ESPP does not purport to be complete and is qualified in its entirety by reference to the text of the ESPP, as amended, which was filed as an exhibit to Grace's Annual Report on Form 10-K for the year ended December 31, 1996.

         Directors' Compensation and Consulting Arrangements. Under the compensation program for nonemployee directors, (a) each nonemployee director receives an annual retainer of $50,000, of which $35,000 is in the form of New Grace common stock and the balance is in cash or New Grace common stock, at the election of the director; (b) each committee chair receives an additional annual retainer of $3,000 in cash or New Grace common stock, at the election of the director; and (c) each nonemployee director receives $2,000 for each Board meeting and $1,000 for each committee meeting attended (except that committee chairs receive $1,200 per committee meeting), in cash or New Grace common stock, at the election of the director.

         A nonemployee director may defer payment of all or part of the fees received for attending Board and committee meetings and/or the cash retainers (or cash portions of the retainers) referred to above. The deferred cash (plus an interest equivalent) is payable to the director or his or her heirs or beneficiaries in a lump sum or in quarterly installments over two to 20 years following a date specified by the director (but in no event earlier than the director's termination from service). The interest equivalent on deferred cash is computed at the higher of (a) the prime rate plus two percentage points or
(b) 120% of the prime rate, in either case compounded semiannually. The portion of the annual retainer payable in New Grace common stock may be deferred and held, and the balance of the annual retainer or other retainers and/or fees a director elects to receive in the form of New Grace common stock will be deferred and held, in a deferred compensation trust established by Grace (and continued by New Grace). New Grace common stock held in the trust will be delivered to the director following his or her termination from service (or a subsequent date specified by the director).

         Nonemployee directors are reimbursed for expenses they incur in attending Board and committee meetings; Grace also maintained (and New Grace continues to maintain) business travel accident insurance coverage for them. In addition, nonemployee directors may receive $1,000 per day for work performed at the request of New Grace.

         Virginia A. Kamsky served as a nonemployee director of Grace during 1997. Grace previously had a consulting agreement with Kamsky Associates Inc. (of which Ms. Kamsky is chairman and co-chief executive officer) relating to its interests in The People's Republic of China. The agreement expired on May 31, 1997 (and was not renewed) and provided for monthly fees of $25,000, plus additional payments based on the extent to which Grace established certain business relationships in The People's Republic of China. In 1997, Grace paid fees totaling $125,000 under this agreement. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the agreement referred to above, which was filed with the SEC as an exhibit to the Annual Report on Form 10-K of Grace's predecessor for the year ended December 31, 1992.

         Compensation Committee Interlocks and Insider Participation. Harold A. Eckmann, Thomas A. Holmes, John E. Phipps and Thomas A. Vanderslice served as members of the Compensation Committee throughout 1997. John F. Akers joined the Compensation Committee in January 1997 and John J. Murphy in March 1997. Mr. Holmes served as acting president and chief executive officer of Grace's predecessor for a two-month period in 1995.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ------------------------------------------------

         The following are descriptions of certain relationships and transactions between Grace and its directors and executive officers and/or businesses with which they are affiliated. Information regarding certain consulting arrangements appears under "Directors' Compensation and Consulting Arrangements" in Item 11 above.

         Commercial Transactions. Mr. Costello is a director of Becton, Dickinson and Company ("Becton Dickinson") and FMC Corporation ("FMC"). During 1997, various Grace business units sold approximately $270,000 of materials and/or products to units of Becton Dickinson. In addition, during 1997 various Grace business units purchased approximately $1.3 million of materials and/or products from, and sold approximately $125,000 of materials and/or products to, FMC. These transactions were in the ordinary course of business and were on terms believed to be similar to those with unaffiliated parties.

         Legal Proceedings; Indemnification. Information concerning legal proceedings in which current and/or former executive officers and/or directors of Grace or its predecessor are parties or are otherwise involved appears under the headings "Stockholder Litigation," "Securities and Exchange Commission Investigation," and "Claims Relating to NMC" in Item 3 ("Legal Proceedings") of Grace's Annual Report on Form 10-K for the year ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 W. R. GRACE & CO.

                                                 By  /s/ L. Ellberger
                                                   -----------------------------
                                                         L. Ellberger
                                                      (Senior Vice President and
                                                        Chief Financial Officer)

Date: April 28, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 28, 1998.


         Signature                           Title

           A. J. Costello*               President and Director
                                         (Principal Executive Officer)

    J. F. Akers*                         T. A. Holmes*          }
    H. A. Eckmann*                       J. J. Murphy*          }
    M. A. Fox*                           T. A. Vanderslice*     } Directors
    J. W. Frick*                                                }


    /s/ L. Ellberger                     Senior Vice President and Chief
    -----------------                    Financial Officer (Principal Financial
        L. Ellberger                     Officer)

    /s/ K. A. Browne                     Vice President and Controller
    -----------------                    (Principal Accounting Officer)
       (K. A. Browne)
-------
* By signing his name hereto, Robert B. Lamm is signing this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                                                      By /s/ Robert B. Lamm
                                                         ----------------------
                                                                 Robert B. Lamm
                                                             (Attorney-in-Fact)