Form 10-Q
period 1998-03-31
W R GRACE & CO
filed 1998-05-15
CIK 1045309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1998

                         Commission File Number 1-13953

                                W. R. GRACE & CO.

            Delaware                                  65-0773649
    (State of Incorporation)                       (I.R.S. Employer
                                                  Identification No.)

                              One Town Center Road
                         Boca Raton, Florida 33486-1010
                                 (561) 362-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes      No X

75,895,888 shares of Common Stock, $.01 par value, were outstanding at May 1, 1998.

                       W. R. GRACE & CO. AND SUBSIDIARIES

                                Table of Contents

                                                                   Page No.

Part I.  Financial Information

  Item 1.   Financial Statements

            Consolidated Statement of Operations                    I - 1

            Consolidated Statement of Cash Flows                    I - 2

            Consolidated Balance Sheet                              I - 3

            Consolidated Statement of Shareholders' Equity          I - 4

            Notes to Consolidated Financial Statements              I - 5 to
                                                                    I - 14

  Item 2.   Management's Discussion and Analysis of Results of      I - 15 to
            Operations and Financial Condition                      I - 23

Part II.  Other Information

  Item 1.   Legal Proceedings                                       II - 1
  Item 4.   Submission of Matters to a Vote of Security Holders     II - 2
  Item 6.   Exhibits and Reports on Form 8-K                        II - 3







As used in this Report, the term "Company" refers to W. R. Grace & Co. (a Delaware corporation formerly named "Grace Specialty Chemicals, Inc."), and the term "Grace" refers to the Company and/or one or more of its subsidiaries and, in certain cases, their respective predecessors.



                          PART 1. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

W. R. Grace & Co. and Subsidiaries                                               Three Months Ended
Consolidated Statement of Operations (Unaudited)                                      March 31,

----------------------------------------------------------------------------------------------------------
In millions, except per share amounts                                          1998            1997
----------------------------------------------------------------------------------------------------------

Sales and revenues......................................................     $ 340.8          $ 361.8
Other income............................................................         7.8              5.8
                                                                            --------          -------

    Total...............................................................       348.6            367.6
                                                                            --------          -------

Cost of goods sold and operating expenses...............................       209.6            223.0
Selling, general and administrative expenses............................        80.6             86.6
Depreciation and amortization...........................................        21.8             23.5
Interest expense and related financing costs............................         6.8              6.4
Research and development expenses.......................................        10.4             10.6
                                                                            --------          -------

    Total...............................................................       329.2            350.1
                                                                            --------          -------

    Income from continuing operations before income taxes...............        19.4             17.5
Provision for income taxes..............................................         7.6              6.4
                                                                            --------          -------

    Income from continuing operations...................................        11.8             11.1
(Loss)/income from discontinued operations..............................        (2.6)            35.3
                                                                            --------          -------
    Income before extraordinary item....................................         9.2             46.4
Extraordinary item - loss from extinguishment of debt, net of tax.......       (35.2)             --
                                                                            --------          -------

    Net (loss)/income...................................................    $  (26.0)         $  46.4
                                                                            ========          =======

----------------------------------------------------------------------------------------------------------

Basic earnings per share:
    Continuing operations...............................................    $    .16          $   .15
    Net (loss)/income...................................................    $   (.35)         $   .62

Diluted earnings per share:
    Continuing operations...............................................    $    .15          $   .14
    Net (loss)/income...................................................    $   (.32)         $   .60

Dividends declared per common share.....................................    $     --          $  .125


----------------------------------------------------------------------------------------------------------

          The Notes to Consolidated Financial Statements are integral parts of these statements.


W. R. Grace & Co. and Subsidiaries                                              Three Months Ended
Consolidated Statement of Cash Flows (Unaudited)                                     March 31,

----------------------------------------------------------------------------------------------------------
In millions                                                                    1998            1997
----------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES

Income from continuing operations before income taxes...................    $   19.4          $  17.5
Reconciliation to cash used for operating activities:
    Depreciation and amortization.......................................        21.8             23.5
    Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency exchange:
       Increase in notes and accounts receivable, net...................       (28.0)           (22.2)
       Increase in inventories..........................................        (3.2)           (14.0)
       Proceeds from asbestos-related insurance settlements.............        13.8             25.1
       Payments made for asbestos-related litigation settlements,
          judgments and defense costs...................................      (167.8)           (23.9)
       Decrease in accounts payable.....................................       (13.1)           (35.4)
       Other............................................................      (102.7)           (66.5)
                                                                            --------          -------
    Net pretax cash used for operating activities
      of continuing operations..........................................      (259.8)           (95.9)
Net pretax cash provided by operating activities of discontinued
    operations..........................................................        21.2             56.2
                                                                            --------          -------
    Net pretax cash used for operating activities.......................      (238.6)           (39.7)
Income taxes paid.......................................................       (20.2)            (7.1)
                                                                            --------          -------
    Net cash used for operating activities..............................      (258.8)           (46.8)
                                                                            --------          -------

INVESTING ACTIVITIES

Capital expenditures....................................................       (16.7)           (49.8)
Net investing activities of discontinued operations.....................       (14.3)           (70.6)
Net proceeds from divestments...........................................          --            518.1
Other  .................................................................          .5             (2.1)
                                                                            --------          -------
    Net cash (used for)/provided by investing activities................       (30.5)           395.6
                                                                            --------          -------

FINANCING ACTIVITIES

Dividends paid..........................................................          --             (9.2)
Repayments of borrowings having original maturities in excess of
    three months........................................................        (5.4)            (1.3)
Increase in borrowings having original maturities in excess of
    three months........................................................          --              4.4
Net repayments of borrowings having original maturities of
    three months or less................................................      (326.4)            (5.4)
Exercise of stock options...............................................        41.9              9.2
Net financing activities of discontinued operations.....................     1,256.6              --
Purchase of treasury stock..............................................          --           (335.9)
                                                                            --------          -------
    Net cash provided by/(used for) financing activities................       966.7           (338.2)
                                                                            --------          -------

Effect of exchange rate changes on cash and cash equivalents............         (.9)            (2.0)
                                                                            --------          -------
    Increase in cash and cash equivalents...............................    $  676.5          $   8.6
                                                                            ========          =======


----------------------------------------------------------------------------------------------------------


          The Notes to Consolidated Financial Statements are integral parts of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheet (Unaudited)


----------------------------------------------------------------------------------------------------------
                                                                             March 31,       December 31,
Dollars in millions, except par value                                           1998             1997
----------------------------------------------------------------------------------------------------------

ASSETS
Current Assets

Cash and cash equivalents...............................................    $  724.1         $   47.6
Notes and accounts receivable, net......................................       378.4            353.1
Inventories.............................................................       131.9            129.6
Net assets of discontinued operations...................................         8.0          1,424.0
Deferred income taxes...................................................       239.2            209.6
Other current assets....................................................        17.7             11.6
                                                                            --------         --------
    Total Current Assets................................................     1,499.3          2,175.5

Properties and equipment, net of accumulated depreciation and
    amortization of $807.1 (1997 - $789.4)..............................       651.0            663.3
Goodwill, less accumulated amortization of $6.6 (1997 - $5.8)...........        42.5             42.9
Asbestos-related insurance receivable...................................       205.5            215.9
Deferred income taxes...................................................       233.8            238.1
Other assets............................................................       434.6            437.3
                                                                            --------         --------
    Total Assets........................................................    $3,066.7         $3,773.0
                                                                            ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Short-term debt.........................................................    $  706.3         $  413.6
Accounts payable........................................................        94.2            106.5
Income taxes............................................................       134.1            175.6
Other current liabilities...............................................       529.2            662.0
                                                                            --------         --------
    Total Current Liabilities...........................................     1,463.8          1,357.7

Long-term debt..........................................................        33.0            658.7
Deferred income taxes...................................................        20.1             20.2
Noncurrent liability for asbestos-related litigation....................       594.8            619.4
Other liabilities.......................................................       663.3            649.1
                                                                            --------         --------
    Total Liabilities...................................................     2,775.0          3,305.1
                                                                            --------         --------

Commitments and Contingencies

Shareholders' Equity
Common stock issued, par value $.01.....................................          .8               .7
Paid in capital.........................................................       393.7            563.4
Retained earnings.......................................................         --             108.3
Deferred compensation trust.............................................         (.9)            (5.7)
Accumulated other comprehensive loss....................................      (101.9)          (198.8)
                                                                            --------         --------
    Total Shareholders' Equity..........................................       291.7            467.9
                                                                            --------         --------
    Total Liabilities and Shareholders' Equity..........................    $3,066.7         $3,773.0
                                                                            ========         ========

----------------------------------------------------------------------------------------------------------

     The Notes to Consolidated Financial Statements are integral parts of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statement of Shareholders' Equity (Unaudited)

------------------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated    Total
                                                               Deferred                 Other          Share-
                                  Common  Paid in  Retained    Compensation  Treasury   Comprehensive  holders'  Comprehensive
In millions                       Stock   Capital  Earnings    Trust         Stock      Loss           Equity    Income/(loss)
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996...     $   .8  $ 524.1  $   172.6   $    --       $   (.5)   $  (64.6)      $  632.4     $     --
Net income...................         --       --       46.4        --            --          --           46.4         46.4
Dividends paid...............         --       --       (9.2)       --            --          --           (9.2)          --
Issuance/delivery of shares under
    stock plans..............         --      9.3         --        --            .9          --           10.2           --
Purchase of common stock.....         --       --         --        --        (335.9)         --         (335.9)          --
Foreign currency translation
    adjustment...............         --       --         --        --            --       (33.1)         (33.1)       (33.1)
                                  ------  -------  ---------   -------       -------    --------       --------     --------
Balance, March 31, 1997......     $   .8  $ 533.4  $   209.8   $    --       $(335.5)   $  (97.7)      $  310.8     $   13.3
                                  ======  =======  =========   =======       =======    ========       ========     ========




Balance, December 31, 1997...     $   .7  $ 563.4  $   108.3   $  (5.7)      $    --    $ (198.8)      $  467.9     $     --
Net loss.....................         --       --      (26.0)       --            --          --          (26.0)       (26.0)
Separation of Packaging Business      --   (233.8)     (82.3)       .5            --       119.2         (196.4)          --
Issuance/delivery of shares under
    stock plans..............         .1     64.1         --        .1            --          --           64.3           --
Reclassification of assets in
    deferred compensation trust       --       --         --       4.2            --          --            4.2           --
Foreign currency translation
    adjustment...............         --       --         --        --            --       (12.4)         (12.4)       (12.4)
Minimum pension liability
    adjustment...............         --       --         --        --            --        (9.9)          (9.9)        (9.9)
                                  ------  -------  ---------   -------       -------    --------       --------     --------
Balance, March 31, 1998......     $   .8  $ 393.7  $      --   $   (.9)      $    --    $ (101.9)      $  291.7     $  (48.3)
                                  ======  =======  =========   =======       =======    ========       ========     ========

-----------------------------------------------------------------------------------------------------------------------------




          The Notes to Consolidated Financial Statements are integral parts of these statements.

                       W. R. Grace & Co. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                     (Dollars in millions, except per share)

1.   CHANGE IN ORGANIZATION AND BASIS OF PRESENTATION

Grace is primarily engaged in specialty chemicals businesses on a worldwide basis. These businesses (Specialty Chemicals Businesses) consist of catalysts and silica-based products (Grace Davison), specialty construction chemicals and building materials (Grace Construction Products) and container sealants and coatings (Darex Container Products). Grace also owns businesses and investments involved in health care services, the development of bioartificial organs and other products and services. Grace has classified certain other businesses as discontinued operations.

Packaging Business Transaction

On March 31, 1998, a predecessor of the Company (Old Grace) completed a transaction in which Grace's former flexible packaging business (Packaging Business) was combined with Sealed Air Corporation (Sealed Air). Old Grace effected this transaction by transferring the Specialty Chemicals Businesses to the Company, distributing the shares of the Company's common stock to Old Grace's shareholders on a one-for-one basis (Spin-off) and merging a subsidiary of Old Grace with Sealed Air (Merger). Immediately following the combination, the Company changed its name to "W. R. Grace & Co." and Old Grace changed its name to "Sealed Air Corporation" (New Sealed Air).

For further information, see Old Grace's Joint Proxy Statement/Prospectus dated February 13, 1998, the Company's Information Statement dated February 13, 1998, Notes 1 and 3 to the Consolidated Financial Statements in Old Grace's Annual Report on Form 10-K for 1997 (1997 10-K), and Note 3 below.

Basis of Presentation

The interim consolidated financial statements in this Report are unaudited and should be read in conjunction with the Consolidated Financial Statements in the 1997 10-K. Such interim consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature. Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period's basis of presentation and as required with respect to discontinued operations.

The results of operations for the interim period ended March 31, 1998 are not necessarily indicative of the results of operations for the year ending December 31, 1998.

For periods prior to the date of classification of a business as a discontinued operation, balance sheet information relating to the business is not reclassified under the caption "Net assets of discontinued operations." Accordingly, "Net pretax cash provided by operating activities of discontinued operations" excludes the effects of changes in working capital of discontinued operations prior to their classification as such. The net investing and financing activities of discontinued operations represent cash flows of discontinued operations subsequent to the respective dates of such classifications.

2.   ASBESTOS AND RELATED INSURANCE LITIGATION

Grace is a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products and expects that it will be named as a defendant in additional asbestos-related lawsuits in the future. Grace was a defendant in approximately 39,000 asbestos-related lawsuits at March 31, 1998 (18 involving claims for property damage and the remainder involving approximately 87,300 claims for personal injury), as compared to approximately 40,600 lawsuits at December 31, 1997 (18 involving claims for property damage and the remainder involving approximately 96,900 claims for personal injury).

Property Damage Litigation

Through March 31, 1998, 139 asbestos property damage cases were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in seven cases (none of which is on appeal) for a total of $60.3; and 196 property damage cases were settled for a total of $573.6. Property damage case activity for the three months ended March 31, 1998 was as follows:

-------------------------------------------------------------------------------
Cases outstanding, December 31, 1997........................          18
New cases filed.............................................           1
Settlements.................................................          (1)
                                                                      ---
    Cases outstanding, March 31, 1998.......................          18
                                                                      ===
-------------------------------------------------------------------------------



Personal Injury Litigation

Through March 31, 1998, approximately 13,000 asbestos personal injury lawsuits involving 29,700 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 42,600 lawsuits involving 102,500 claims were disposed of (through settlements and judgments) for a total of $316.9. Personal injury claim activity for the three months ended March 31, 1998 was as follows:

--------------------------------------------------------------------------------
Claims outstanding, December 31, 1997.......................      96,933
New claims..................................................       4,048
Settlements.................................................     (13,296)
Dismissals..................................................        (335)
Judgments...................................................          (2)
                                                                 -------
    Claims outstanding, March 31, 1998......................      87,348
                                                                 =======

--------------------------------------------------------------------------------


Asbestos-Related Liability

Based upon and subject to the factors discussed in Note 2 to the Consolidated Financial Statements in the 1997 10-K, Grace estimates that its probable liability with respect to the defense and disposition of asbestos property damage and personal injury cases and claims was as follows at March 31, 1998 and December 31, 1997:

--------------------------------------------------------------------------------


                                                        March 31,   December 31,
                                                        1998 (1)     1997 (1)
----------------------------------------------------------------------------
Current liability for asbestos-related litigation (2)...  $  93.3     $236.5
Noncurrent liability for asbestos-related litigation....    594.8      619.4
                                                          -------     ------
    Total asbestos-related liability....................  $ 688.1     $855.9
                                                          =======     ======

----------------------------------------------------------------------------
(1) Reflects property damage and personal injury cases and claims pending at March 31, 1998 and December 31, 1997, as well as personal injury claims expected to be filed through 2002. See discussion below.

(2) Included in "Other current liabilities" in the Consolidated Balance Sheet.

Asbestos-Related Insurance Receivable

Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. Activity in Grace's notes receivable from insurance carriers and asbestos-related insurance receivable during the three months ended March 31, 1998 was as follows:

----------------------------------------------------------
Notes Receivable

Notes receivable from insurance carriers at December 31, 1997, net of discount of $4.8 (1).....   $    31.3
Proceeds received under asbestos-related insurance settlements.................................        (2.2)
Current year amortization of discount..........................................................          .6
                                                                                                  ---------
    Notes receivable from insurance carriers at March 31, 1998, net of discount of $4.2 (2)....   $    29.7
                                                                                                  ---------

Insurance Receivable
Asbestos-related insurance receivable at December 31, 1997 (3).................................   $   282.4
Proceeds received under asbestos-related insurance settlements.................................       (11.6)
                                                                                                  ---------
    Asbestos-related insurance receivable at March 31, 1998 (4)................................   $   270.8
                                                                                                  ---------

    Total amounts due from insurance carriers..................................................   $   300.5
                                                                                                  =========


-----------------------------------------------------------------------------------------------------------

(1) Classified in the December 31, 1997 Consolidated Balance Sheet as $13.3 in "Notes and accounts receivable, net" and $18.0 in "Other assets."

(2) Classified in the March 31, 1998 Consolidated Balance Sheet as $13.5 in "Notes and accounts receivable, net" and $16.2 in "Other assets."

(3) $66.5 of the asbestos-related insurance receivable at December 31, 1997 is classified in "Notes and accounts receivable, net" in the December 31, 1997 Consolidated Balance Sheet.

(4) $65.3 of the asbestos-related insurance receivable at March 31, 1998 is classified in "Notes and accounts receivable, net" in the March 31, 1998 Consolidated Balance Sheet.

Insurance Litigation

Grace's ultimate exposure with respect to its asbestos-related cases and claims will depend on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlement and litigation costs. In Grace's opinion, it is probable that recoveries from its insurance carriers (including amounts reflected in the receivable discussed above), along with other funds, will be available to satisfy the property damage and personal injury cases and claims pending at March 31, 1998, as well as personal injury claims expected to be filed in the foreseeable future. Consequently, Grace believes that the resolution of its asbestos-related litigation will not have a material adverse effect on its consolidated financial position.

For additional information, see Note 2 to the Consolidated Financial Statements in the 1997 10-K.

3.   DISCONTINUED OPERATIONS

Packaging Business Transaction

As discussed in Note 1 above, the Spin-off and the Merger were completed on March 31, 1998. Prior to the Spin-off and the Merger, Old Grace and a Packaging Business subsidiary borrowed approximately $1,258.8 (inclusive of $2.2 of bank fees) and made a cash transfer of approximately $1,256.6 to Grace, which used the transferred funds to repay substantially all of Grace's debt (see Note 5). The borrowed funds are shown as a net financing activity of discontinued operations in the Consolidated Statement of Cash Flows. In the Merger and a related recapitalization, for each Old Grace common share outstanding at the close of trading on March 31, 1998, each shareholder received .536 shares of New Sealed Air common stock and .475 shares of New Sealed Air convertible preferred stock. Upon the completion of the Spin-off and the Merger, the shareholders of Old Grace owned (a) 100% of the Specialty Chemicals Businesses (through their ownership of 100% of the Company's outstanding shares) and (b) approximately 63% of New Sealed Air, on a fully diluted basis.

The Packaging Business transaction resulted in an adjustment to shareholders' equity of $196.4, representing Grace's investment in the Packaging Business less the $1,258.8 of borrowings discussed above. See the Consolidated Statement of Shareholders' Equity in this Report for a reconciliation of the changes in shareholders' equity for the three-month period ended March 31, 1998.

For further information, see Old Grace's Joint Proxy Statement/Prospectus dated February 13, 1998, the Company's Information Statement dated February 13, 1998 and Notes 1 and 3 to the Consolidated Financial Statements in the 1997 10-K.

Sale of Cocoa Business

In February 1997, Grace sold its cocoa business to Archer-Daniels-Midland Company for total proceeds of $485.5 (including debt assumed by the buyer). The pretax and after-tax effects of the divestment were charged against previously established reserves.

Financial Information for Discontinued Operations

Results of the Packaging Business for the quarters ended March 31, 1998 and 1997 were as follows:



----------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended March 31,
                                                                               1998            1997

----------------------------------------------------------------------------------------------------------


Sales and revenues....................................................     $    431.2      $    422.7
                                                                           ----------      ----------
Income from operations before taxes (1)...............................     $      6.2      $     56.2
Income tax provision..................................................            8.8            20.9
                                                                           ----------      ----------
    (Loss)/income from discontinued packaging operations (1)..........     $     (2.6)     $     35.3
                                                                           ----------      ----------

Basic (loss)/earnings per share from discontinued operations..........     $     (.04)     $      .47
Diluted (loss)/earnings per share from discontinued operations........     $     (.04)     $      .46

---------------------------------------------------------------------------------------------------------




(1) Reflects allocated interest expense of $13.3 ($8.7 after-tax) for the three months ended March 31, 1998 and $14.4 ($9.1 after-tax) for the three months ended March 31, 1997, based on the ratio of the net assets of the Packaging
    Business compared to Grace's total capital. Results for the three months ended March 31, 1998 also include $32.6 ($28.3 after-tax) of costs related to the Packaging Business transaction and $8.4 ($5.5 after-tax) for a related pension plan curtailment loss.

---------------------------------------------------------------------------------------------------------

The operating results of Grace's cocoa business and other discontinued operations have been charged against previously established reserves and therefore are not reflected in the above results.

The net assets of Grace's discontinued operations (excluding intercompany assets) at March 31, 1998 were as follows:


----------------------------------------------------------------------------------------------------------
                                                                                           March 31,
                                                                                             1998
----------------------------------------------------------------------------------------------------------
Current assets..................................................................           $      6.6
Properties and equipment, net...................................................                  3.6
Other assets....................................................................                   .2
                                                                                           ----------
    Total assets................................................................           $     10.4
                                                                                           ----------

Current liabilities.............................................................           $      2.2
Other liabilities...............................................................                   .2
                                                                                           ----------
    Total liabilities...........................................................           $      2.4
                                                                                           ----------
    Net assets of discontinued operations.......................................           $      8.0
                                                                                           ----------

----------------------------------------------------------------------------------------------------------


    For additional information, see Note 3 to the Consolidated Financial Statements in the 1997 10-K.

4.  OTHER BALANCE SHEET ITEMS

----------------------------------------------------------------------------------------------------------
                                                                           March 31,       December 31,
                                                                             1998             1997
----------------------------------------------------------------------------------------------------------
INVENTORIES
Raw materials..........................................................   $    48.9        $    47.9
In process.............................................................        10.3             10.3
Finished products......................................................        80.3             78.8
General merchandise....................................................        19.7             20.2
Less: Adjustment of certain inventories to a
     last-in/first-out (LIFO) basis....................................       (27.3)           (27.6)
                                                                          ---------        ---------
                                                                          $   131.9        $   129.6
                                                                          =========        =========
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------

OTHER ASSETS
Prepaid pension costs..................................................    $  233.3        $   245.2
Intangible asset - pension.............................................        18.5              --
Deferred charges.......................................................        51.9             60.4
Long-term receivables, less allowance of $22.6 (1997 - $16.1)..........        42.4             48.4
Long-term investments..................................................        59.0             56.4
Notes receivable from insurance carriers, net of discount of
    $1.9 (1997 - $2.3).................................................        16.2             18.0
Other..................................................................        13.3              8.9
                                                                          ---------        ---------
                                                                          $   434.6        $   437.3
                                                                          =========        =========
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------

OTHER CURRENT LIABILITIES
Reserves for divested businesses.......................................   $   165.2        $   123.5
Liability for asbestos-related litigation..............................        93.3            236.5
Reserve for debt extinguishment........................................        62.9              --
Accrued compensation...................................................        42.8            121.9
Restructuring reserves.................................................        32.2             35.6
Environmental reserves.................................................        27.6             38.8
Accrued interest.......................................................        11.8             22.5
Other..................................................................        93.4             83.2
                                                                          ---------        ---------
                                                                          $   529.2        $   662.0
                                                                          =========        =========
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------

OTHER LIABILITIES
Other postretirement benefits..........................................   $   215.8        $   214.8
Environmental reserves.................................................       178.5            191.4
Pension benefits.......................................................       127.1             91.0
Deferred compensation..................................................        33.3             58.4
Long-term self-insurance reserves......................................        29.5             31.6
Other..................................................................        79.1             61.9
                                                                          ---------        ---------
                                                                          $   663.3        $   649.1
                                                                          =========        =========
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------

5.  EXTRAORDINARY ITEM

As discussed in Notes 1 and 3 above, Grace received a cash transfer of $1,256.6 in connection with the Spin-off and Merger. Grace used the transferred funds to repay substantially all of its debt. On March 31, 1998, Grace used $600 of the cash transfer to repay bank borrowings. On April 1, 1998, Grace repaid $611.3 principal amount of 8.0% Notes Due 2004, 7.4% Notes Due 2000, and 7.75% Notes Due 2002 (collectively, Notes), pursuant to a tender offer that expired on March 27, 1998; consequently, the $611.3 principal amount was classified as short-term debt at March 31, 1998. On April 1, 1998, Grace also repaid $3.5 principal amount of the Medium-Term Notes, Series A (MTNs) and $6.0 of sundry indebtedness; both amounts were classified as short-term debt at March 31, 1998. As a result of this extinguishment of debt, Grace incurred a pretax charge of $56.3 ($35.2 after-tax, or a basic loss per share of $.47 or a diluted loss per share of $.43) for premiums paid in excess of the Notes' principal amounts and other costs incurred in connection with the purchase of the Notes and MTNs (including the costs of settling related interest rate swap agreements). These costs are presented as an extraordinary item in the Consolidated Statement of Operations in this Report.

At March 31, 1998 and December 31, 1997, the Company's short-term and long-term debt was as follows:


----------------------------------------------------------------------------------------------------------
                                                                            March 31,        December 31,
                                                                              1998               1997
----------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
Bank borrowings.....................................................       $   79.4            $  370.2
Commercial Paper....................................................            --                 34.0
8.0% Notes Due 2004.................................................          270.3                 --
7.4% Notes Due 2000.................................................          223.9                 --
7.75% Notes Due 2002................................................          117.1                 --
Medium-Term Notes, Series A.........................................            3.5                 --
Current maturities of long-term debt................................            --                   .5
Other short-term borrowings.........................................            6.1                 8.9
Sundry indebtedness.................................................            6.0                 --
                                                                           --------            --------
                                                                           $  706.3            $  413.6
                                                                           ========            ========

LONG-TERM DEBT
8.0% Notes Due 2004.................................................       $    5.7            $  276.0
7.4% Notes Due 2000.................................................           24.8               248.7
7.75% Notes Due 2002................................................            1.9               119.0
Medium-Term Notes, Series A.........................................            --                  8.5
Sundry indebtedness.................................................             .6                 6.5
                                                                           --------            --------
                                                                           $   33.0            $  658.7
                                                                           ========            ========

----------------------------------------------------------------------------------------------------------

6.   SHAREHOLDERS' EQUITY

The Company is authorized to issue 300,000,000 shares of common stock. Of the common stock unissued at March 31, 1998, approximately 18,864,000 shares (giving effect to the adjustment discussed in Note 7 below) were reserved for issuance pursuant to stock options and other stock incentives.

The Certificate of Incorporation also authorizes 53,000,000 shares of preferred stock, $.01 par value, none of which has been issued. 3,000,000 of such shares have been designated as Series A Junior Participating Preferred Stock and are reserved for issuance in connection with the Company's Preferred Stock Purchase Rights (Rights). A Right trades together with each outstanding share of common stock and entitles the holder to purchase one-hundredth of a share of Series A Junior Participating Preferred Stock under certain circumstances and subject to certain conditions. The Rights are not and will not become exercisable unless and until certain events occur, and at no time will the Rights have any voting power.

During the first quarter of 1997, Old Grace substantially completed the share repurchase program initiated in 1996 by acquiring 6,306,300 additional shares of common stock for $335.9. Prior to year-end 1997, Old Grace retired all of its treasury stock using the cost method.

In April 1998, the Company's Board of Directors approved a program to repurchase up to 20% of the Company's outstanding shares in the open market. The program is expected to be executed over time, depending on market conditions and other factors.

In 1997, Old Grace established a trust to fund certain deferred employee incentive compensation and nonemployee director compensation and benefits; the trust has been continued by the Company. Prior to the transactions discussed in Notes 1 and 3, the trust held only shares of Old Grace. Subsequent to the transactions, the trust held shares of common stock of the Company (classified as a component of Shareholders' Equity in the Consolidated Balance Sheet) and New Sealed Air common and convertible preferred stock (classified as a component of "Other assets" in the Consolidated Balance Sheet). The trust held 72,097 shares of the Company's common stock, 38,644 shares of New Sealed Air common stock and 34,246 shares of New Sealed Air convertible preferred stock at March 31, 1998 and 71,476 shares of Old Grace common stock at December 31, 1997.

For additional information, see Note 12 to the Consolidated Financial Statements in the 1997 10-K.

7.   STOCK INCENTIVE PLANS

As described in Note 14 to the Consolidated Financial Statements in the 1997 10-K, stock options have been granted under the Company's stock incentive plans. In connection with the transactions described in Notes 1 and 3 above, all outstanding options (other than those held by employees of the Packaging Business) became options to purchase the Company's common stock, and the number of shares covered by and purchase prices of such options were adjusted to preserve their economic value; the options held by employees of the Packaging Business became options to purchase common stock of New Sealed Air and were similarly adjusted. The following table sets forth information concerning outstanding options to purchase the Company's common stock, as so adjusted:

--------------------------------------------------------------------------------
                                                                         Average
                                                    Number              Exercise
                                                   of Shares              Price

--------------------------------------------------------------------------------
Balance at December 31, 1997, as adjusted......     20,266,927            $8.11
Options exercised..............................     (5,774,738)            7.28
Options terminated or canceled.................     (1,776,231)            9.83
                                                    ----------
Balance at March 31, 1998......................     12,715,958             8.33
                                                    ----------
--------------------------------------------------------------------------------

At March 31, 1998, options covering 9,555,712 shares were exercisable and 6,000,000 shares were available for additional grants. Options outstanding at March 31, 1998 expire on various dates through June 2007.

8.  PENSION PLANS

The transactions described in Notes 1 and 3 above required the Company to split certain pension plans and recognize a net curtailment loss for other plans. In accordance with Statement of Financial Accounting Standards (SFAS) No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits," the Company recognized a net loss of $8.4 for the three months ended March 31, 1998 in connection with these actions. The loss is comprised of the following in relation to active employees of the Packaging
Business: (a) a $9.8 curtailment loss from the immediate recognition of prior service costs, (b) an $11.6 loss related to a contractual termination benefit and (c) a $13.0 curtailment gain from the decrease in the projected benefit obligation. This net loss is included in "(Loss)/income from discontinued operations" in the Consolidated Statement of Operations in this Report.

9.  EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in calculating basic and diluted earnings per share from continuing operations for the three months ended March 31, 1998 and 1997:

--------------------------------------------------------------------------------
                                                                 1998      1997
--------------------------------------------------------------------------------
NUMERATOR:
Income from continuing operations.........................      $ 11.8    $ 11.1
                                                                ------    ------

DENOMINATOR:
Weighted average common shares - basic calculation........        75.1      75.3

Effect of dilutive securities:
    Employee stock options................................         6.5       2.4
                                                                ------    ------

Weighted average common shares - diluted calculation......        81.6      77.7
                                                                ======    ======

BASIC EARNINGS PER SHARE..................................      $  .16    $  .15
                                                                ======    ======

DILUTED EARNINGS PER SHARE................................      $  .15    $  .14
                                                                ======    ======
--------------------------------------------------------------------------------

10.  BUSINESS SEGMENT INFORMATION

The table below presents information related to Grace's business segments for the three months ended March 31, 1998 and 1997. Grace has restated pretax operating results for all periods presented to exclude previously allocated corporate expenses from the results of each business segment.


-----------------------------------------------------------------------------------------------------------
                                                                             1998                 1997
-----------------------------------------------------------------------------------------------------------
SALES AND REVENUES
   Grace Davison...............................................           $   176.2           $   174.6
   Grace Construction Products.................................               103.3               103.0
   Darex Container Products....................................                61.3                66.1
                                                                          ---------           ---------
Total..........................................................           $   340.8           $   343.7
                                                                          =========           =========

PRETAX OPERATING INCOME
   Grace Davison...............................................           $    24.4           $    21.9
   Grace Construction Products.................................                 4.8                 5.1
   Darex Container Products....................................                 6.7                 6.6
                                                                          ---------           ---------
Total..........................................................           $    35.9           $    33.6
                                                                          =========           =========

-----------------------------------------------------------------------------------------------------------

The sales and revenues and pretax operating income of Grace's business segments for the three months ended March 31, 1998 and 1997 are reconciled below to amounts presented in the Consolidated Statement of Operations.

-----------------------------------------------------------------------------------------------------------
                                                                             1998                 1997
-----------------------------------------------------------------------------------------------------------
Sales and revenues - operating segments........................           $   340.8           $   343.7
Other..........................................................                 --                 18.1 (1)
                                                                          ---------           ---------
    Total sales and revenues...................................           $   340.8           $   361.8
                                                                          =========           =========
-----------------------------------------------------------------------------------------------------------
Pretax operating income - operating segments...................           $    35.9           $    33.6
Pretax operating income - divested businesses..................                 --                  2.6 (1)
Interest expense and related financing costs...................                (6.8)               (6.4)
Interest income................................................                 1.1                 4.7
Corporate expenses.............................................               (10.0)              (15.8)
Other operating activity.......................................                (1.0)                 .2
Other, net.....................................................                  .2                (1.4)
                                                                          ---------           ---------
   Income from continuing operations before income taxes.......           $    19.4           $    17.5
                                                                          =========           =========
-----------------------------------------------------------------------------------------------------------

(1) Consists primarily of Grace's specialty polymers business, divested in May 1997.

11.  COMPREHENSIVE INCOME/(LOSS)

In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the reporting of changes in equity resulting from certain transactions and economic events, other than changes reflected in the Consolidated Statement of Operations; the measure of these changes is referred to as "other comprehensive income/(loss)." The tables below present the pretax, tax and after-tax components of the Company's other comprehensive loss for the three months ended March 31, 1998 and the components of the accumulated other comprehensive loss at March 31, 1998:


----------------------------------------------------------------------------------------------------------

                                                                 Pretax          Tax             After-
                                                                 Amount        Benefit         Tax Amount
                                                                 ------        -------         ----------

Foreign currency translation adjustments......................  $  (12.4)     $      --         $  (12.4)
Minimum pension liability adjustments.........................     (15.2)           5.3             (9.9)
                                                                --------      ---------         --------
Other comprehensive loss......................................  $  (27.6)     $     5.3         $  (22.3)
                                                                ========      =========         ========

----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------

                                                                               Minimum        Accumulated
                                                                 Foreign       Pension           Other
                                                                Currency      Liability      Comprehensive
                                                               Translation    Adjustment     (Loss)/Income
                                                               -----------    ----------     -------------

Balance, December 31, 1997....................................  $  (198.8)    $      --        $  (198.8)
Current period change.........................................      106.8          (9.9)            96.9
                                                                ---------     ---------        ---------
Balance, March 31, 1998.......................................  $   (92.0)    $    (9.9)       $  (101.9)
                                                                =========     =========        =========

----------------------------------------------------------------------------------------------------------

12.  SUBSEQUENT EVENT

On April 2, 1998, Grace entered into a definitive agreement to acquire the Crosfield business of Imperial Chemical Industries PLC for $455.0 in cash. Crosfield is a major producer of various silica, silicate and zeolite products, as well as hydroprocessing and specialty catalysts. Crosfield, which will be integrated with Grace Davison, had 1997 sales of approximately $270.0. The completion of the acquisition is subject to various conditions, including customary governmental approvals, and is expected to take place in mid-1998.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

REVIEW OF OPERATIONS

OVERVIEW

For the first quarter of 1998, sales and revenues of Grace's operating business segments (Grace Davison, Grace Construction Products and Darex Container Products) decreased .8% compared to the first quarter of 1997, and total sales and revenues decreased 5.8% compared to the first quarter of 1997. Pretax income from continuing operations for the first quarter of 1998 was $19.4 million, a 10.9% increase compared to the 1997 first quarter. Excluding currency translation, sales and revenues of Grace's operating business segments increased 5.0% and pretax income from continuing operations increased 29.7% over the 1997 quarter; weakened currencies in certain Asia Pacific countries accounted for most of the unfavorable currency translation variance. In connection with the adoption of SFAS No. 131, Grace has restated pretax operating results for all periods presented to exclude previously allocated corporate expenses from the results of each operating business segment; for further information, see Note 18 to the Consolidated Financial Statements in the 1997 10-K.




----------------------------------------------------------------------------------------------------------
PRETAX OPERATING RESULTS - CONTINUING OPERATIONS                            Three Months Ended March 31,
(In millions)                                                                1998                1997
----------------------------------------------------------------------------------------------------------
Sales and revenues - operating business segments.......................    $  340.8            $  343.7
Sales and revenues - other (1).........................................          --                18.1
                                                                           --------            --------
    Total sales and revenues...........................................    $  340.8            $  361.8
                                                                           ========            ========

Operating income before divested business..............................    $   35.9            $   33.6
Operating income - divested business (1)...............................          --                 2.6
                                                                           --------            --------
    Operating income...................................................    $   35.9            $   36.2
Other expenses
   Interest expense and related financing costs (2)....................        (6.8)               (6.4)
   Corporate expenses (3)..............................................       (10.0)              (15.8)
   Other, net..........................................................          .3                 3.5
                                                                           --------            --------
    Income from continuing operations..................................    $   19.4            $   17.5
                                                                           ========            ========

----------------------------------------------------------------------------------------------------------

(1) Consists primarily of Grace's specialty polymers business, divested in May 1997.
(2) Interest expense and related financing costs are not reflected in operating income from continuing operations because significant financing decisions are centralized at the corporate level.
(3)  Reflects general corporate overhead.

The following discussion includes projections and/or other "forward-looking" information. Grace is subject to risks and other uncertainties that could cause its actual results to differ materially from any such projections or that could cause other forward-looking information to prove incorrect. For a discussion of such risks and uncertainties, see "Introduction and Overview -- Projections and Other Forward-Looking Information" in Item 1 of the 1997 10-K.

SALES AND REVENUES

----------------------------------------------------------------------------------------------------------
SALES AND REVENUES - Operating Business Segments              Three Months Ended March 31,   % Change
(In millions)                                                       1998          1997     1998 vs. 1997
----------------------------------------------------------------------------------------------------------
Grace Davison...............................................       $176.2        $174.6         .9%
Grace Construction Products.................................        103.3         103.0          .3
Darex Container Products....................................         61.3          66.1        (7.3)
                                                                   ------        ------
   Sales and revenues - operating business segments.........       $340.8        $343.7         (.8)%
                                                                   ======        ======

----------------------------------------------------------------------------------------------------------

GRACE DAVISON

Grace Davison sales increased .9% in the first quarter of 1998 compared to the first quarter of 1997. This increase was attributable to a volume increase estimated at 13.6%, largely offset by unfavorable currency translation estimated at 6.3% and an unfavorable price/mix variance estimated at 6.4%. The following discussion of Grace Davison sales excludes the effect of currency translation.

Fluid cracking catalyst (FCC) sales were 13.0% higher in the 1998 quarter than the 1997 quarter, reflecting volume increases (primarily in North America and Asia Pacific) and price/mix variances. North American sales volumes were higher as a result of strong demand for refined products and high refinery utilization rates; in addition, FCC additive sales were higher due to increased demand for polypropylenes, which use additives to optimize their yields. FCC volumes in Asia Pacific increased as a result of strong sales in China, reflecting market growth resulting from the technical performance of Grace Davison FCCs. Volumes in Europe were essentially flat as a result of turnarounds of several major refineries. Favorable price/mix variances were caused by an increase in the average selling price of FCCs in North America, reflecting price stabilization that began in the latter part of 1997. The price/mix variance in Europe was unfavorable due to price competition that started to abate in late 1997.

Silica/adsorbent sales were 2.8% higher in the first quarter of 1998 compared to the first quarter of 1997, primarily due to volume increases in most market segments in Europe, partially offset by unfavorable price/mix variances, also in Europe. These higher volumes resulted from improving economic conditions in Germany, expansion into new regions (Russia, South Africa and the Middle East) and market share increases due to new product introductions in the anti-corrosion and paper markets. The volume increase was partially offset by lower sales of beer gels in Latin America due to lower consumption rates and increased taxes on beverages in Brazil. Unfavorable price/mix variances in Europe were primarily caused by price erosion as a result of competitive market conditions in the insulated glass sieves business.

Polyolefin catalyst sales increased 26.2% in the first quarter of 1998 compared to the 1997 period as a result of volume increases in all geographic regions (especially Asia Pacific) and favorable price/mix variances in all geographic regions except North America, where price/mix was flat as compared to the prior-year quarter. These increases were due to higher Asia Pacific sales of Magnapore (a premium, high-margin specialty catalyst), strong acceptance of a conventional catalyst used in dairy resin applications, the continued strength of the plastics industry and growth of two of Grace Davison's major customers. However, this high-growth pace is expected to slow due to the continuing financial difficulties in the Asia Pacific region.

GRACE CONSTRUCTION PRODUCTS

Grace Construction Products sales and revenues increased .3% in the first quarter of 1998 over the first quarter of 1997. A volume increase estimated at 5.7% was offset by unfavorable variances in currency translation and price/mix estimated at 4.1% and 1.3%, respectively. The following discussion of Grace Construction Products sales excludes the effect of currency translation.

Sales of specialty construction chemicals increased 12.5% in the first quarter of 1998 over the first quarter of 1997, mainly as a result of volume increases in North America and Europe. In North America, volumes benefited from the continued strength of the construction market, as well as from market penetration of new and existing value-added concrete admixtures and market gains in concrete products. In Europe, volume increases in concrete products and cement additives reflected greater market acceptance of value-added concrete admixtures, milder weather compared to the 1997 first quarter, increased cement production at a major customer in Italy, and the accretive effect of a second quarter 1997 acquisition in Spain. In Asia Pacific, volumes decreased as a result of economic weakness in Southeast Asia, offset in part by a favorable volume variance in Australia. To lessen the effect of the economic disruption in the region, Grace Construction Products intends to continue to focus market penetration efforts on the area's stronger economies and to search for local raw material sources to counteract currency weakness.

Sales of specialty building materials decreased 5.0% in the first quarter of 1998 compared to the first quarter of 1997, primarily due to the economic downturn in Asia Pacific. In the region's most troubled economies, volumes declined due to the cancellation or delay of construction projects. As a result, competition has intensified in the region's more stable economies, negatively affecting pricing and volume. Sales of fireproofing products in North America were also lower than in the 1997 first quarter due to the timing of certain high-rise steel construction projects. However, based on orders placed to date, an upturn in fireproofing sales is expected in the second quarter.

DAREX CONTAINER PRODUCTS

Darex Container Products sales decreased 7.3% in the first quarter of 1998 versus the first quarter of 1997. This decrease was primarily attributable to the negative effect of currency translation, estimated at 7.6%. Excluding currency translation, sales in the first quarter of 1998 were essentially flat quarter-to-quarter. The following discussion of Darex Container Products sales excludes the effect of currency translation.

Container sealant sales increased 2.1% in the first quarter of 1998 as compared to the same period in 1997, primarily due to volume increases in Europe and price/mix and volume increases in North America, partially offset by volume decreases in Latin America and Asia Pacific. European can sealant volume grew due to the addition of two customers, coupled with increased demand from two existing customers, partially offset by the decision by two other customers to produce their own closure sealants. North American volumes increased in the beer/beverage market due to low customer inventory and a warm winter. These factors, coupled with price increases initiated at the beginning of the year, resulted in significant growth in North American can sealant sales. Latin American volumes were adversely impacted by Brazil's poor economic conditions, which significantly reduced demand in the canned food and beer/beverage markets. Beer/beverage sales in Japan were down slightly due to unusually cold weather, which was partially offset by increased demand and competitive gains in the Philippines and China.

Coatings sales increased 6.8% in the first quarter of 1998 over the 1997 period, driven mainly by volume increases in Latin America and Asia Pacific, partially offset by lower sales in Europe. Competitive gains in Mexico and Venezuela, coupled with Venezuelan beer/beverage producers' sales promotions, favorably increased volumes in Latin America. Significant competitive gains were achieved during the 1998 quarter in the Philippines due to Darex Container Products' ability to meet technical requirements specified by customers. In addition, modest competitive gains were achieved in Thailand (due to competitive pricing facilitated by local purchasing of raw materials at lower cost) and in China and Vietnam (due to new customers). Lower volumes in Europe were primarily due to the April 1997 divestment of a small niche segment of the coatings business.

OPERATING RESULTS

For operating business segment disclosure, Grace has charged each operating business segment with only those expenses that are directly attributable to its businesses. Expenses related to corporate activities are discussed below under "Corporate Activities."


----------------------------------------------------------------------------------------------------------
OPERATING INCOME - Operating Business Segments                 Three Months Ended March 31,   % Change
(In millions)                                                      1998           1997      1998 vs. 1997
----------------------------------------------------------------------------------------------------------
Grace Davison...............................................        $24.4         $21.9        11.4%
Grace Construction Products.................................          4.8           5.1        (5.9)
Darex Container Products....................................          6.7           6.6         1.5
                                                                    -----         -----
   Operating income - operating business segments...........        $35.9         $33.6         6.8%
                                                                    =====         =====

----------------------------------------------------------------------------------------------------------

GRACE DAVISON

Grace Davison's pretax operating income for the first three months of 1998 increased 11.4% compared to the same period in 1997 (22.4% excluding currency translation). The increase resulted primarily from improved FCC manufacturing efficiencies in North America and Europe, cost reduction programs implemented in 1997 and favorable raw material purchase prices for FCCs in North America due to a program to consolidate suppliers and maximize volume discounts. Polyolefin catalyst results also improved as a result of higher Asia Pacific sales of Magnapore. Partially offsetting these improvements were slightly higher selling expenses due to sales incentives, increased technical service, laboratory charges and export commissions to support sales in Latin America and Japan, and higher silica/adsorbent and polyolefin advertising costs in North America. Research and development (R&D) costs increased slightly as a result of a new silica/adsorbent sub-micron gel pilot plant and other research activities relative to the comparable period in 1997.

GRACE CONSTRUCTION PRODUCTS

Grace Construction Products' pretax operating income decreased 5.9% in the first quarter of 1998 compared to the first quarter of 1997, mainly due to a $1.0 million charge for workforce reductions in the European waterproofing manufacturing and sales organizations, the majority of which was paid during the first quarter. The benefits of these reductions are expected to fully offset this charge by year-end 1998. Excluding currency translation, pretax operating income in the first quarter of 1998 decreased 9.8% compared to the first quarter of 1997, as the negative effects of currency translation on Grace Construction Products sales and revenues discussed above were more than offset by the favorable effects of currency translation on expenses. Gross margin percentage improved moderately compared to the 1997 first quarter, reflecting improvements in manufacturing processes, production rates and material costs, as well as market penetration of new higher-margin products.

DAREX CONTAINER PRODUCTS

Darex Container Products' pretax operating income increased 1.5% in the first quarter of 1998 versus the first quarter of 1997 (11.1% excluding currency translation), due mainly to lower operating expenses resulting from productivity improvements. Total gross margin experienced a .3% decline in the first quarter of 1998 versus the first quarter of 1997, primarily due to growth in low-margin products. Headcount reductions in all regions except North America, cost reductions due to the consolidation of R&D sites, and lower depreciation contributed to the overall reduction in total operating expenses.

CORPORATE ACTIVITIES

Corporate expenses of $10.0 million for the first quarter of 1998 decreased 36.7% compared to the first quarter of 1997, primarily due to the restructuring activities undertaken in connection with the Packaging Business transaction (see Notes 1 and 3 to the interim consolidated financial statements in this Report), additional cost containment efforts initiated in 1997 and the decision to terminate, on a prospective basis, the long-term incentive compensation program
(LTIP). In the future, stock incentives are expected to be the sole component of long-term incentive compensation.

STATEMENT OF OPERATIONS

INTEREST EXPENSE AND RELATED FINANCING COSTS

Interest expense and related financing costs for continuing operations of $6.8 million in the first quarter of 1998 increased 6.3% compared to the same period in 1997. Including amounts allocated to discontinued operations, interest expense and related financing costs during the three months ended March 31, 1998 remained relatively flat compared to the three months ended March 31, 1997, as lower average debt levels were entirely offset by an increase in short-term interest rates.

See "Financial Condition: Liquidity and Capital Resources" below for further information on borrowings.

INCOME TAXES

Grace's effective tax rates were 38.9% in the first quarter of 1998 and 36.7% in the first quarter of 1997. The higher effective tax rate in the 1998 quarter resulted primarily from higher taxes on foreign operations.

DISCONTINUED OPERATIONS

PACKAGING BUSINESS

As discussed in Notes 1 and 3 to the interim consolidated financial statements in this Report, the Spin-off and Merger were completed on March 31, 1998. The following table compares the results of operations of the Packaging Business for the 1998 first quarter to results of operations for the 1997 first quarter:

                                            Three Months Ended March 31,

(In millions)                                    1998            1997
----------------------------------------------------------------------------

Sales and revenues......................      $   431.2       $   422.7
                                              =========       =========

Operating income (1)....................      $    60.5       $    70.6
                                              =========       =========


----------------------------------------------------------------------------
(1) Does not include interest expense allocated to the Packaging Business of $13.3 for the three months ended March 31, 1998 and $14.4 for the three months ended March 31, 1997. Results for the three months ended March 31, 1998 also exclude $32.6 of costs related to the Packaging Business transaction and $8.4 for a related pension plan curtailment loss.

In the first quarter of 1998, sales and revenues of the Packaging Business increased 2.0% compared to the 1997 period. The increase resulted from volume increases estimated at 7%, which were partially offset by the negative effect of currency translation, estimated at 5%. Acquisitions completed after March 31, 1997 accounted for an estimated 24% of the overall sales increase in the first quarter of 1998. Excluding the effects of acquisitions and currency translation, 1998 first quarter bag sales increased 6%, laminate sales increased 14% and film sales increased 3% over the 1997 quarter.

Pretax operating income of the Packaging Business decreased 14.3% in the first quarter of 1998 compared to 1997, as the increase in sales discussed above was more than fully offset by higher manufacturing costs as a result of higher depreciation and other expenses related to capital expenditures made in prior years, as well as higher product introduction costs. Additionally, first quarter 1998 pretax operating income was negatively impacted by expenses relating to a program to reschedule workforce hours at a facility in the United Kingdom. These higher manufacturing expenses were partially offset by lower research and development expenses.

COCOA

In February 1997, Grace sold its cocoa business to Archer-Daniels-Midland Company for total proceeds of $485.5 million (including debt assumed by the buyer). The pretax and after-tax effects of the divestment have been charged against previously established reserves.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Grace's continuing operating activities used net pretax cash of $259.8 million in the first quarter of 1998, compared to $95.9 million in the first quarter of 1997. After giving effect to the net pretax cash provided by operating activities of discontinued operations and payments of income taxes, the net cash used by operating activities was $258.8 million in the first three months of 1998 compared to $46.8 million for the same period in 1997. The increase from the first quarter of 1997 was primarily due to the expenditure of $154.0 million for the defense and disposition of asbestos-related litigation, net of amounts received from settlements with certain insurance carriers in connection with such litigation, as compared to the net cash inflow of $1.2 million for asbestos-related litigation in the first quarter of 1997.

Investing activities used $30.5 million of cash in the first quarter of 1998 as compared to cash provided by investing activities of $395.6 million in the first quarter of 1997. The decrease in cash from investing activities was primarily due to the receipt of net proceeds from divestments in the first quarter of 1997 (most of which related to the divestment of the cocoa business), partially offset by a reduction in net investing activities of discontinued operations. Grace made capital expenditures of $16.7 million in the three months ended March 31, 1998, primarily related to the Grace Davison business. Grace anticipates that total 1998 capital expenditures will not exceed $110.0 million, all of which will be directed towards its operating business segments.

Net cash provided by financing activities in the first quarter of 1998 was $966.7 million, primarily reflecting the cash transfer of $1,256.6 million received in connection with the Packaging Business transaction (as discussed below and in Notes 1 and 3 to the interim consolidated financial statements in this Report) and proceeds from the exercise of employee stock options, partially offset by net repayments of borrowings.

In connection with the Packaging Business transaction, Grace received $1,256.6 million in cash, which was used to repay substantially all of its debt. On March 31, 1998, Grace used $600 million of the cash transfer to repay bank borrowings. On April 1, 1998, Grace repaid $611.3 million principal amount of Notes pursuant to a tender offer that expired on March 27, 1998; consequently, the $611.3 million principal amount was classified as short-term debt at March 31, 1998. On April 1, 1998, Grace also repaid $3.5 million principal amount of MTNs and $6.0 million of sundry indebtedness. As a result of this extinguishment of debt, Grace incurred an after-tax charge of $35.2 million for premiums paid in excess of the Notes' principal amounts and other costs related to the purchase of the Notes and MTNs (including the costs of settling related interest rate swap agreements). These costs are presented as an extraordinary item in the Consolidated Statement of Operations in this Report.

At March 31, 1998, Grace had committed borrowing facilities totaling $1.0 billion, consisting of $650.0 million under a 364-day facility expiring in May 1998 (extendible for successive 364-day periods at the discretion of Grace and the lenders) and $350.0 million under a long-term facility expiring in May 2002. These facilities also supported the issuance of commercial paper and bank borrowings, of which $79.4 million was outstanding at March 31, 1998. In May 1998, Grace expects to enter into two new credit facilities (replacing the current facilities) totaling $850.0 million, consisting of $600.0 million under a 364-day facility expiring in May 1999 and $250.0 million under a long-term facility expiring in May 2003.

Grace has targeted a ratio of debt to EBITDA (earnings before interest, taxes and depreciation and amortization) of less than 1.0, although Grace will continue to have the flexibility to exceed this target as business needs dictate. Subsequent to the repayment of debt on April 1, 1998 (as discussed above), the debt to EBITDA ratio for the twelve months ended April 1, 1998 was estimated at .73, including the effect of classifying the Packaging Business as a discontinued operation.

During the first quarter of 1997, Old Grace substantially completed the share repurchase program initiated in 1996 by acquiring 6,306,300 additional shares of its common stock for $335.9 million. Prior to year-end 1997, Old Grace retired all of its treasury stock using the cost method. In April 1998, the Company's Board of Directors approved a program to purchase up to 20% of the Company's outstanding shares in the open market. The program is expected to be financed through borrowings and the Company's cash flow, and will be executed over time, depending on market conditions and other factors.

Grace believes that cash flows generated from future operations and committed borrowing facilities will be sufficient to meet its cash requirements for the foreseeable future.

CROSFIELD ACQUISITION

On April 2, 1998, Grace entered into a definitive agreement to acquire the Crosfield business of Imperial Chemical Industries PLC for $455.0 million in cash. Crosfield is a major producer of various silica, silicate and zeolite products, as well as hydroprocessing and specialty catalysts. Crosfield, which will be integrated with Grace Davison, had 1997 sales of approximately $270.0 million. The completion of the acquisition is subject to various conditions, including customary governmental approvals, and is expected to take place in mid-1998. Grace expects to finance the acquisition with borrowings.

ASBESTOS-RELATED MATTERS

In the first quarter of 1998, Grace paid $154.0 million for the defense and disposition of asbestos-related property damage and personal injury litigation (including payments made under a property damage settlement and a block settlement of personal injury claims effected in 1997), net of amounts received under settlements with insurance carriers. Although the total amount to be paid in 1998 with respect to asbestos-related claims (after giving effect to payments to be received from insurance carriers) cannot be precisely estimated, Grace expects that it will be required to expend approximately $170 million (pretax) in 1998 to defend against and dispose of such claims (after giving effect to anticipated insurance recoveries). The amounts with respect to the probable cost of defending against and disposing of asbestos-related claims and probable recoveries from insurance carriers represent estimates and are on an undiscounted basis; the outcomes of such claims cannot be predicted with certainty.

In May 1997, the Texas legislature adopted legislation that had the effect of making it more difficult for out-of-state residents to file asbestos personal injury claims in Texas state courts. Although the rate of filing of new asbestos claims in Texas has declined since the enactment of this legislation, the effect of this legislation on Grace's ultimate exposure with respect to its asbestos-related cases and claims cannot be predicted with certainty.

In December 1997, Grace and the U.S. Department of Energy's Brookhaven National Laboratory announced the development of a new product capable of dissolving asbestos in installed fireproofing material previously produced by Grace without diminishing the existing fire-resistive performance of the fireproofing material on columns and beams. It is anticipated that the new product will create significant cost savings in comparison to current asbestos abatement techniques. The new product is expected to be commercially available in 1998. Grace is not yet able to determine the effect of the new product on Grace's exposure with respect to its property damage litigation cases.

See Note 2 to the interim consolidated financial statements in this Report for further information concerning asbestos-related lawsuits and claims.

ENVIRONMENTAL MATTERS

There were no significant developments relating to environmental liabilities for the three months ended March 31, 1998.

In April 1998, Grace reached a settlement with the federal government relating to a site in Wayne, New Jersey. Under the terms of the settlement, which remains subject to court approval, Grace will pay approximately $32 million in settlement of claims by the U.S. Army Corps of Engineers, the U.S. Environmental Protection Agency and the U.S. Departments of Energy and the Interior. Grace has paid $19 million of this amount into an escrow account and will pay the remaining $13 million over the next two years. All amounts paid and to be paid in the settlement are being charged against previously established reserves.

For additional information relating to environmental liabilities, see Note 11 to the Consolidated Financial Statements in the 1997 10-K.

YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

There were no significant developments relating to Year 2000 computer systems compliance in the first quarter of 1998.

For additional information relating to Year 2000 computer systems compliance, see "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Year 2000 Computer Systems Compliance" and Note 17 to the Consolidated Financial Statements in the 1997 10-K.

                           PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

     (a) Note 2 to the interim consolidated financial statements in Part I of this Report is incorporated herein by reference.

     (b) Reference is made to the section entitled "Environmental Proceedings" in Item 3 ("Legal Proceedings") of the 1997 10-K for information concerning a proceeding regarding a former Grace property located in Wayne, New Jersey. In April 1998, Grace reached a settlement with the federal government relating to the property. Under the terms of the settlement, which remains subject to court approval, Grace will pay approximately $32 million in settlement of claims by the U.S. Army Corps of Engineers, the U.S. Environmental Protection Agency and the U.S. Departments of Energy and the Interior. Grace has paid $19 million of this amount into an escrow account and will pay the remaining $13 million over the next two years. All amounts paid and to be paid in the settlement are being charged against previously established reserves.

     (c) Reference is made to the section entitled "Claims Relating to NMC" in
Item 3 ("Legal Proceedings") of the 1997 10-K for information concerning the settlement of a lawsuit entitled Murphy, et al. v. W. R. Grace & Co., et al., a purported derivative action entitled Bennett v. Bolduc, et al., and a derivative action entitled Bauer v. Bolduc, et al. The settlement described in the 1997 10-K received court approval in March 1998 and the actions have been terminated.

Item 4.        Submission of Matters to a Vote of Security Holders.

     On March 20, 1998, Old Grace held a special meeting of stockholders ("Special Meeting"). At the Special Meeting, Old Grace's stockholders voted on:

          (a) the approval and adoption of (i) the Agreement and Plan of Merger, dated as of August 14, 1997, among Old Grace, Sealed Air Corporation and a wholly owned subsidiary of Old Grace and the agreements that are exhibits thereto, as supplemented or modified from time to time, and (ii) the reorganization, merger and other transactions contemplated thereby, including (A) the spin-off of the Company to Old Grace stockholders, (B) certain amendments to the Amended and Restated Certificate of Incorporation of Old Grace, (C) the recapitalization of Old Grace common stock and (D) the issuance of Old Grace common stock to Sealed Air stockholders in the merger; and

          (b) an amendment to Old Grace's Amended and Restated Certificate of Incorporation repealing certain provisions that require a supermajority vote by Old Grace stockholders to amend or repeal.

The following sets forth the results of voting at the Special Meeting:

                                                    VOTES*
                                ---------------------------------------------

MATTER                              FOR           AGAINST         ABSTENTIONS
------                          ----------        -------         -----------
Agreement and
 Plan of Merger                 56,826,611        363,379           238,984

Amendment to
 Amended and
 Restated Certificate
 of Incorporation**             56,562,225        617,026           249,722
---------------------------
*       There were no broker non-votes on any matter.

** Required affirmative vote of 80% of Old Grace's outstanding shares for approval; however, only 76.8% of Old Grace's shares were represented at the meeting.

Item 6.        Exhibits and Reports on Form 8-K.

   (a) Exhibits.  The following are being filed as exhibits to this Report:
       -- First Amendment, dated as of February 17, 1998, to the 364-Day Credit Agreement, dated as of May 16, 1997, among W. R. Grace & Co.-Conn., W. R. Grace & Co., Grace Specialty Chemicals, Inc., the several banks parties thereto, and The Chase Manhattan Bank, as administrative agent for such banks

       -- First Amendment, dated as of February 17, 1998, to the Credit Agreement, dated as of May 16, 1997, among W. R. Grace & Co.-Conn.,
            W. R. Grace & Co., Grace Specialty Chemicals, Inc., the several banks parties thereto, and The Chase Manhattan Bank, as administrative agent for such banks

       -- Amendment dated April 14, 1998 to Employment Agreement, dated as of May 1, 1995, between W. R. Grace & Co. and Albert J. Costello, as amended

       -- Amendment dated April 14, 1998 to Employment Agreement dated May 15, 1995 between W. R. Grace & Co. and Larry Ellberger

       --   Form of Restricted Share Award Agreements dated April 7, 1998
       --   W. R. Grace & Co. 1996 Stock Incentive Plan, as amended
       --   Forms of Stock Option Agreements
       --   Option Agreement between W. R. Grace & Co. and Albert J. Costello, dated April 1, 1998

       -- computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends

       --   financial data schedule

          (b) Reports on Form 8-K. The following Reports on Form 8-K were filed during the first quarter and to date during the second quarter of 1998:

     Date of Filing                      Disclosure(s)
     --------------                      -------------

     February 9, 1998    Announcement of 1997 fourth quarter and full year
                         results of Old Grace

     April 8, 1998       Announcement of the closing of the Spin-off and
                         Merger; announcement of the numbers of shares received by Old Grace stockholders as a result of the Spin-off and Merger and related transactions; announcement that Grace had entered into a definitive agreement to acquire the Crosfield business of Imperial Chemical Industries PLC;
                         announcement that the Company's Board of Directors had approved a program to purchase up to 20% of the outstanding shares of the Company's common stock;
                         and announcement that the Company is continuing a strategic review of its Darex Container Products unit

     May 11, 1998        Announcement of 1998 first quarter results

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 W. R. GRACE & CO.
                                                 ---------------------
                                                 (Registrant)






Date: May 15, 1998                               By /s/ Kathleen A. Browne
                                                    ----------------------
                                                      Kathleen A. Browne
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)

                                W. R. Grace & Co.

                          Quarterly Report on Form 10-Q
                      for the quarter ended March 31, 1998


                                  EXHIBIT INDEX

Exhibit No.                         Description

     4.1 First Amendment, dated as of February 17, 1998, to the 364-Day Credit Agreement, dated as of May 16, 1997, among
            W. R. Grace & Co.-Conn., W. R. Grace & Co., Grace Specialty Chemicals, Inc., the several banks parties thereto, and The Chase Manhattan Bank, as administrative agent for such banks

     4.2 First Amendment, dated as of February 17, 1998, to the Credit Agreement, dated as of May 16, 1997, among W. R. Grace & Co.-Conn., W. R. Grace & Co., Grace Specialty Chemicals, Inc., the several banks parties thereto, and The Chase Manhattan Bank, as administrative agent for such banks

     10.1 Amendment dated April 14, 1998 to Employment Agreement, dated as of May 1, 1995, between W. R. Grace & Co. and Albert J. Costello, as amended

     10.2 Amendment dated April 14, 1998 to Employment Agreement dated May 15, 1995 between W. R. Grace & Co. and Larry Ellberger

     10.3   Form of Restricted Share Award Agreements dated April 7, 1998

     10.4   W. R. Grace & Co. 1996 Stock Incentive Plan, as amended

     10.5   Forms of Stock Option Agreements

     10.6 Option Agreement between W. R. Grace & Co. and Albert J. Costello, dated April 1, 1998

     12 Computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends

     27     Financial Data Schedule