Form 10-Q
period 1998-06-30
W R GRACE & CO
filed 1998-08-14
CIK 1045309

-------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1998



                         Commission File Number 1-13953

                               W. R. GRACE & CO.


        Delaware                                                 65-0773649
(State of Incorporation)                                     (I.R.S. Employer
                                                            Identification No.)

                             1750 Clint Moore Road
                           Boca Raton, Florida 33487
                                 (561) 362-2000





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.



                               Yes  X     No
                                  -----     ------

         74,998,383 shares of Common Stock, $.01 par value, were outstanding on August 1, 1998.


-------------------------------------------------------------------------------

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

                      Notes to Consolidated Financial Statements                 I - 5 to I - 15

    Item 2.           Management's Discussion and Analysis of Results of         I - 16 to I - 24
                      Operations and Financial Condition

Part II.  Other Information



    Item 1.           Legal Proceedings                                          II - 1
    Item 5.           Other Information                                          II - 1
    Item 6.           Exhibits and Reports on Form 8-K                           II - 1



As used in this Report, the term "Company" refers to W. R. Grace & Co. (a Delaware corporation formerly named "Grace Specialty Chemicals, Inc."), and the term "Grace" refers to the Company and/or one or more of its subsidiaries and, in certain cases, their respective predecessors.

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

---------------------------------------------------------------------------------------------------------------------------------
W. R. GRACE & CO. AND SUBSIDIARIES                                             Three Months Ended           Six Months Ended
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)                                    June 30,                    June 30,
---------------------------------------------------------------------------------------------------------------------------------
In millions, except per share amounts                                          1998        1997            1998          1997
---------------------------------------------------------------------------------------------------------------------------------
Sales and revenues...................................................       $  369.9      $  378.6       $ 710.7       $  740.4
Other income.........................................................           13.4          25.9          21.2           31.7
                                                                          ----------    ----------     ---------     ----------
                                                                               383.3         404.5         731.9          772.1
                                                                          ----------    ----------     ---------     ----------

Cost of goods sold and operating expenses............................          224.2         235.2         433.8          458.2
Selling, general and administrative expenses.........................           78.7          98.3         159.3          184.9
Depreciation and amortization........................................           23.6          23.5          45.4           47.0
Interest expense and related financing costs.........................            4.4           4.4          11.2           10.8
Research and development expenses....................................           10.6          11.0          21.0           21.6
Restructuring costs..................................................             --           4.0            --            4.0
Gain on sale of business.............................................             --        (103.1)           --         (103.1)
                                                                          ----------    ----------     ---------     ----------

                                                                               341.5         273.3         670.7          623.4
                                                                          ----------    ----------     ---------     ----------

         INCOME FROM CONTINUING OPERATIONS BEFORE
                 INCOME TAXES........................................           41.8         131.2          61.2          148.7
Provision for income taxes...........................................           16.3          50.6          23.9           57.0
                                                                          ----------    ----------     ---------     ----------

         INCOME FROM CONTINUING OPERATIONS...........................           25.5          80.6          37.3           91.7
Income/(loss) from discontinued operations...........................             --          36.8          (2.6)          72.1
Extraordinary item - loss from extinguishment of debt,
       net of tax....................................................             --            --         (35.2)            --
                                                                          ----------    ----------     ---------     ----------

         NET INCOME/(LOSS)...........................................      $    25.5      $  117.4     $     (.5)      $  163.8
                                                                          ==========    ==========     =========     ==========
---------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share:
     Continuing operations.........................................        $     .34      $   1.11     $     .50       $   1.24
     Net income/(loss).............................................        $     .34      $   1.61     $    (.01)      $   2.21

Diluted earnings per share:
     Continuing operations.........................................        $     .32      $   1.08     $     .46       $   1.20
     Net income/(loss).............................................        $     .32      $   1.57     $    (.01)      $   2.15

Dividends declared per common share................................        $      --      $   .145     $      --       $    .27

---------------------------------------------------------------------------------------------------------------------------------




         The Notes to Consolidated Financial Statements are integral parts of these statements.

---------------------------------------------------------------------------------------------------------------------------------
W. R. GRACE & CO. AND SUBSIDIARIES                                                                  SIX MONTHS ENDED
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)                                                        JUNE 30,
---------------------------------------------------------------------------------------------------------------------------------
In millions                                                                                     1998                1997
---------------------------------------------------------------------------------------------------------------------------------


OPERATING ACTIVITIES
Income from continuing operations before income taxes...................................      $   61.2             $ 148.7
Reconciliation to cash provided by operating activities:
     Depreciation and amortization......................................................          45.4                47.0
     Provision relating to restructuring costs..........................................            --                 4.0
     Gain on sale of business...........................................................            --              (103.1)
     Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency exchange:
        Increase in notes and accounts receivable, net..................................         (38.4)              (72.3)
        Increase in inventories.........................................................          (5.9)              (13.1)
        Proceeds from asbestos-related insurance settlements............................          50.8                42.5
        Payments for asbestos-related litigation .......................................        (192.2)              (49.9)
        Decrease in accounts payable....................................................           (.9)              (36.3)
        Decrease in accrued liabilities.................................................        (133.3)              (50.8)
        Other...........................................................................         (22.2)                3.6
                                                                                              --------           ---------
     NET PRETAX CASH USED FOR OPERATING ACTIVITIES
       OF CONTINUING OPERATIONS.........................................................        (235.5)              (79.7)
Net pretax cash (used for)/provided by operating activities of
       discontinued operations..........................................................         (51.3)              148.5
                                                                                              --------           ---------
     NET PRETAX CASH (USED FOR)/PROVIDED BY OPERATING ACTIVITIES........................        (286.8)               68.8
Income taxes paid.......................................................................         (27.8)              (28.0)
                                                                                              --------           ---------
     NET CASH (USED FOR)/PROVIDED BY OPERATING ACTIVITIES...............................        (314.6)               40.8
                                                                                              --------           ---------

INVESTING ACTIVITIES
Capital expenditures....................................................................         (40.7)             (113.6)
Net investing activities of discontinued operations.....................................         (14.3)              (70.7)
Net proceeds from divestments...........................................................           3.5               666.3
Businesses acquired in purchase transactions, net of
     cash acquired and debt assumed.....................................................            --               (15.9)
Other   ................................................................................            .5                14.9
                                                                                              --------           ---------
     NET CASH (USED FOR)/PROVIDED BY INVESTING ACTIVITIES...............................         (51.0)              481.0
                                                                                              --------           ---------

FINANCING ACTIVITIES
Dividends paid..........................................................................            --               (19.8)
Repayments of borrowings having original maturities in excess of
     three months.......................................................................        (696.1)              (75.7)
Net repayments of borrowings having original maturities of
     three months or less...............................................................        (195.2)             (137.0)
Stock options exercised.................................................................          42.9                24.3
Net financing activities of discontinued operations.....................................       1,256.6                  --
Purchase of treasury stock..............................................................         (15.5)             (335.9)
                                                                                              --------           ---------
     NET CASH PROVIDED BY/(USED FOR) FINANCING ACTIVITIES...............................         392.7              (544.1)
                                                                                              --------           ---------

Effect of exchange rate changes on cash and cash equivalents............................          (2.1)               (2.8)
                                                                                              --------           ---------
     INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS...................................      $   25.0             $ (25.1)
                                                                                              ========           =========
-----------------------------------------------------------------------------------------------------------------------------

         The Notes to Consolidated Financial Statements are integral parts of these statements.

W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                JUNE 30,         December 31,
In millions, except par value and common shares                                                  1998                1997
---------------------------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
Cash and cash equivalents...............................................................    $     72.6          $     47.6
Notes and accounts receivable, net......................................................         364.0               353.1
Inventories.............................................................................         132.4               129.6
Net assets of discontinued operations...................................................           8.2             1,424.0
Deferred income taxes...................................................................         238.6               209.6
Other current assets....................................................................          15.6                11.6
                                                                                            ----------         -----------
     TOTAL CURRENT ASSETS...............................................................         831.4             2,175.5


Properties and equipment, net of accumulated depreciation and
     amortization of $824.1 (1997 - $789.4).............................................         651.4               663.3
Goodwill, less accumulated amortization of $7.5 (1997 - $5.8)...........................          39.9                42.9
Asbestos-related insurance receivable...................................................         201.4               215.9
Deferred income taxes...................................................................         236.0               238.1
Other assets............................................................................         455.0               437.3
                                                                                            ----------          ----------
     TOTAL ASSETS.......................................................................      $2,415.1            $3,773.0
                                                                                              ========            ========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt.........................................................................     $   216.6           $   413.6
Accounts payable........................................................................         107.2               106.5
Income taxes............................................................................         134.9               175.6
Other current liabilities...............................................................         371.5               662.0
                                                                                            ----------          ----------
     TOTAL CURRENT LIABILITIES..........................................................         830.2             1,357.7

Long-term debt..........................................................................          32.8               658.7
Deferred income taxes...................................................................          32.5                20.2
Noncurrent liability for asbestos-related litigation....................................         566.7               619.4
Other liabilities.......................................................................         644.4               649.1
                                                                                            ----------          ----------

     TOTAL LIABILITIES..................................................................       2,106.6             3,305.1
                                                                                             ---------           ---------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock issued, par value $.01.....................................................            .8                  .7
Paid in capital.........................................................................         395.3               563.4
Retained earnings.......................................................................          25.5               108.3
Deferred compensation trust.............................................................           (.4)               (5.7)
Accumulated other comprehensive loss....................................................         (96.1)             (198.8)
Treasury stock, at cost: 929,200 common shares..........................................         (16.6)                 --
                                                                                           -----------       -------------
     TOTAL SHAREHOLDERS' EQUITY.........................................................         308.5               467.9
                                                                                            ----------          ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................................      $2,415.1            $3,773.0
                                                                                              ========            ========
------------------------------------------------------------------------------------------------------------------------------

         The Notes to Consolidated Financial Statements are integral parts of these statements.

W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated     TOTAL
                                                                     Deferred               Other           SHARE-       Compre-
                                       Common    Paid in  Retained   Compensation Treasury  Comprehensive   HOLDERS'     hensive
In millions                            Stock     Capital  Earnings   Trust        Stock     Income/(loss)   EQUITY    Income/(loss)
---------------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1996..........$     .8   $  524.1  $  172.6   $   --     $    (.5)   $  (64.6)     $  632.4      $    --
Net income..........................      --        --      163.8       --          --          --          163.8         163.8
Dividends paid......................      --        --      (19.8)      --          --          --          (19.8)          --
Issuance/delivery of shares under
     stock plans....................      --       32.6       --      (3.9)         4.5         --           33.2           --
Purchase of common stock............      --        --        --        --       (335.9)        --         (335.9)          --
Foreign currency translation
     adjustment.....................      --        --        --        --          --        (51.8)        (51.8)        (51.8)
                                    --------   --------  --------   -------    --------    ---------     --------      --------
Balance, June 30, 1997..............$     .8   $  556.7  $  316.6   $ (3.9)    $ (331.9)   $ (116.4)     $  421.9      $  112.0
                                    ========   ========  ========   =======    ========    =========     ========      ========




Balance, December 31, 1997..........$     .7   $  563.4  $  108.3   $ (5.7)    $    --     $ (198.8)     $  467.9      $    --
Net loss............................      --        --        (.5)      --          --          --            (.5)          (.5)
Separation of Packaging Business....      --     (233.8)    (82.3)      .5          --        119.2        (196.4)          --
Issuance/delivery of shares under
     stock plans....................      .1       65.7       --        .1          --          --           65.9           --
Reclassification of assets in
     deferred compensation trust....      --        --        --       4.7          --          --            4.7           --
Purchase of common stock............      --        --        --        --        (16.6)         --          (16.6)          --
Foreign currency translation
     adjustment.....................      --        --        --        --         --         (21.9)        (21.9)        (21.9)
Unrealized gain on security.........      --        --        --        --         --          15.3          15.3          15.3
Minimum pension liability
     adjustment.....................      --        --        --        --         --          (9.9)         (9.9)         (9.9)
                                    --------   --------  --------   -------    --------    ---------     --------      --------
BALANCE, JUNE 30, 1998..............$     .8   $  395.3  $   25.5   $  (.4)    $  (16.6)   $  (96.1)     $  308.5      $  (17.0)
                                    ========   ======== =========   =======    ========    =========     ========      ========

--------------------------------------------------------------------------------------------------------------------------------



         The Notes to Consolidated Financial Statements are integral parts of these statements.

                       W. R. GRACE & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (Dollars in millions, except per share)

1.  CHANGE IN ORGANIZATION AND BASIS OF PRESENTATION

Grace is primarily engaged in specialty chemicals businesses on a worldwide basis. These businesses consist of catalysts and silica-based products (Grace Davison), specialty construction chemicals and building materials (Grace Construction Products) and container sealants and coatings (Darex Container Products). Grace also owns businesses and investments involved in health care services, the development of bioartificial organs and other products and services. Grace has classified certain other businesses as discontinued operations.

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


For further information, see Old Grace's Joint Proxy Statement/Prospectus dated February 13, 1998, the Company's Information Statement dated February 13, 1998, Notes 1 and 3 to the Consolidated Financial Statements in Old Grace's Annual Report on Form 10-K for 1997 (1997 10-K), and Note 4 below.


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


The results of operations for the three- and six-month interim periods ended June 30, 1998 are not necessarily indicative of the results of operations for the year ending December 31, 1998.

The Consolidated Balance Sheet is only adjusted prospectively for a business that is classified as a discontinued operation and included under the caption "Net assets of discontinued operations." Accordingly, "Net pretax cash (used for)/provided by operating activities of discontinued operations" excludes the effects of changes in working capital of discontinued operations prior to their classification as such. Similarly, the net investing and financing activities of discontinued operations represent cash flows of discontinued operations subsequent to the respective dates of such classification.

2.  ASBESTOS AND RELATED INSURANCE LITIGATION


Grace is a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products and expects that it will be named as a defendant in additional asbestos-related lawsuits in the future. Grace was a defendant in approximately 42,400 asbestos-related lawsuits on June 30, 1998 (16 involving claims for property damage and the remainder involving approximately 93,000 claims for personal injury), as compared to approximately 40,600 lawsuits on December 31, 1997 (18 involving claims for property damage and the remainder involving approximately 96,900 claims for personal injury).


Property Damage Litigation


Through June 30, 1998, 140 asbestos property damage cases were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in seven cases for a total of $60.3; and 197 property damage cases were settled for a total of $574.2. Property damage case activity for the six months ended June 30, 1998 was as follows:

-------------------------------------------------------------------------------
Cases outstanding, December 31, 1997....................................   18
New cases filed.........................................................    1
Settlements.............................................................   (2)
Dismissals..............................................................   (1)
                                                                        -----
     Cases outstanding, June 30, 1998...................................   16
                                                                        =====

-------------------------------------------------------------------------------

Personal Injury Litigation


Through June 30, 1998, approximately 13,300 asbestos personal injury lawsuits involving 30,200 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 42,600 lawsuits involving 103,900 claims were disposed of (through settlements and judgments) for a total of $335.7. Personal injury claim activity for the six months ended June 30, 1998 was as follows:


-------------------------------------------------------------------------------

Claims outstanding, December 31, 1997................................ 96,933
New claims........................................................... 11,699
Settlements..........................................................(14,727)
Dismissals...........................................................   (877)
Judgments............................................................     (4)
                                                                     -------
     Claims outstanding, June 30, 1998............................... 93,024
                                                                     =======

-------------------------------------------------------------------------------

Asbestos-Related Liability


Based upon and subject to the factors discussed in Note 2 to the Consolidated Financial Statements in the 1997 10-K, Grace estimates that its probable liability with respect to the defense and disposition of asbestos property damage and personal injury cases and claims was as follows on June 30, 1998 and December 31, 1997:


---------------------------------------------------------------------------------------------------------------------------------
                                                                                              JUNE 30,           December 31,
                                                                                              1998 (1)            1997 (1)
---------------------------------------------------------------------------------------------------------------------------------
Current liability for asbestos-related litigation (2).................................        $  97.0              $236.5
Noncurrent liability for asbestos-related litigation..................................          566.7               619.4
                                                                                              -------             -------
     Total asbestos-related liability.................................................         $663.7              $855.9
                                                                                               ======              ======
---------------------------------------------------------------------------------------------------------------------------------

(1) Reflects property damage and personal injury cases and claims pending on June 30, 1998 and December 31, 1997, as well as personal injury claims expected to be filed through 2002. See discussion below.
(2) Included in "Other current liabilities" in the Consolidated Balance Sheet.


Asbestos-Related Insurance Receivable

Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. Activity in Grace's notes receivable from insurance carriers and asbestos-related insurance receivable during the six months ended June 30, 1998 was as follows:


---------------------------------------------------------------------------------------------------------------------------------
NOTES RECEIVABLE

Notes receivable from insurance carriers on December 31, 1997, net of discount of $4.8 (1)................       $   31.3
Proceeds received under asbestos-related insurance settlements............................................          (13.8)
Current year amortization of discount.....................................................................            1.3
                                                                                                                 --------
     Notes receivable from insurance carriers on June 30, 1998, net of discount of $3.5 (2)...............       $   18.8
                                                                                                                 --------


INSURANCE RECEIVABLE

Asbestos-related insurance receivable on December 31, 1997 (3)............................................       $  282.4
Proceeds received under asbestos-related insurance settlements............................................          (38.3)
                                                                                                                 --------
     Asbestos-related insurance receivable on June 30, 1998 (4)...........................................       $  244.1
                                                                                                                 --------

     Total amounts due from insurance carriers............................................................       $  262.9
                                                                                                                 ========
---------------------------------------------------------------------------------------------------------------------------------

(1) Classified in the December 31, 1997 Consolidated Balance Sheet as $13.3 in "Notes and accounts receivable, net" and $18.0 in "Other assets."
(2) Classified in the June 30, 1998 Consolidated Balance Sheet as $12.2 in "Notes and accounts receivable, net" and $6.6 in "Other assets."
(3) $66.5 of the asbestos-related insurance receivable on December 31, 1997 is classified in "Notes and accounts receivable, net" in the December 31, 1997 Consolidated Balance Sheet.
(4) $42.7 of the asbestos-related insurance receivable on June 30, 1998 is classified in "Notes and accounts receivable, net" in the June 30, 1998 Consolidated Balance Sheet.

Insurance Litigation


Grace's ultimate exposure with respect to its asbestos-related cases and claims will depend on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlement and litigation costs. In Grace's opinion, it is probable that recoveries from its insurance carriers (including amounts reflected in the receivable discussed above), along with other funds, will be available to satisfy the property damage and personal injury cases and claims pending at June 30, 1998, as well as personal injury claims expected to be filed in the foreseeable future. Consequently, Grace believes that the resolution of its asbestos-related litigation will not have a material adverse effect on its consolidated financial position.


For additional information, see Note 2 to the Consolidated Financial Statements in the 1997 10-K.

3.  ACQUISITIONS AND DIVESTMENTS

Acquisitions

In April 1998, Grace entered into a definitive agreement to acquire the Crosfield business of Imperial Chemical Industries PLC for $455.0 in cash. Crosfield is a major producer of various silica, silicate and zeolite products, as well as hydroprocessing and specialty catalysts. Crosfield, which is to be integrated with Grace Davison, had 1997 sales of approximately $270.0. The completion of the acquisition is subject to various conditions, including customary governmental approvals.

Divestments

In May 1998, Grace sold its can forming lubricants business to D. A. Stuart Company for $3.5, subject to adjustment for changes in working capital. The sales and revenues, financial position and results of operations of this business were not significant to Grace. The sale resulted in a pretax gain of $1.5, classified as "Other income" in the Consolidated Statement of Operations in this Report.

In May 1997, Grace sold its specialty polymers business to National Starch and Chemical Company for $148.0, subject to a purchase price adjustment. The sales and revenues of this business for the three and six months ended June 30, 1997 were $6.8 and $24.9, respectively; its financial position and results of operations were not significant to Grace. In October 1997, Grace paid National Starch $1.9 in settlement of the purchase price adjustment. The sale of this business resulted in a pretax gain of $103.1, and an after-tax gain of $63.0.

4.  DISCONTINUED OPERATIONS


Packaging Business Transaction


As discussed in Note 1 above, the Spin-off and the Merger were completed on March 31, 1998. Prior to the Spin-off and the Merger, Old Grace and a Packaging Business subsidiary borrowed $1,258.8 (inclusive of $2.2 of bank fees) and made a cash transfer of $1,256.6 to Grace, which used the transferred funds to repay substantially all of Grace's debt (see Note 6). The borrowed funds are shown as a net financing activity of discontinued operations in the Consolidated Statement of Cash Flows. In the Merger and a related recapitalization, for each Old Grace common share outstanding at the close of trading on March 31, 1998, each shareholder received .536 shares of New Sealed Air common stock and .475 shares of New Sealed Air convertible preferred stock. Upon the completion of the Spin-off and the Merger, the shareholders of Old Grace owned (a) 100% of the Specialty Chemicals Businesses (through their ownership of 100% of the Company's outstanding shares) and (b) approximately 63% of New Sealed Air, on a fully diluted basis.

The Packaging Business transaction resulted in an adjustment to shareholders' equity of $196.4, representing Grace's investment in the Packaging Business less the $1,258.8 of borrowings discussed above. See the Consolidated Statement of Shareholders' Equity in this Report for a reconciliation of the changes in shareholders' equity for the six-month period ended June 30, 1998.

Financial Information for Discontinued Operations


Results of the Packaging Business for the three months and six months ended June 30, 1998 and 1997 were as follows:


---------------------------------------------------------------------------------------------------------------------------------
                                                                                Three Months Ended            Six Months Ended
                                                                                     June 30,                     June 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                                               1998           1997         1998            1997
---------------------------------------------------------------------------------------------------------------------------------
Sales and revenues.........................................................$        --       $463.3        $431.2         $886.0
                                                                           -----------       ------        ------         ------
Income from operations before taxes (1)....................................$        --       $ 58.5        $  6.2         $114.7
Income tax provision.......................................................         --         21.7           8.8           42.6
                                                                           -----------       ------        ------         ------
     Income/(loss) from discontinued packaging operations (1)..............$        --       $ 36.8        $ (2.6)        $ 72.1
                                                                           -----------       ------        ------         ------

Basic earnings/(loss) per share from discontinued operations...............         --       $  .50        $ (.04)        $  .97
Diluted earnings/(loss) per share from discontinued operations.............         --       $  .49        $ (.03)        $  .95
---------------------------------------------------------------------------------------------------------------------------------

(1) Reflects allocated interest expense of $13.3 ($8.7 after-tax) through March 31, 1998, the date of the Spin-off and Merger, and $17.2 ($10.8 after-tax) and $31.6 ($19.9 after-tax) for the three months and six months ended June 30, 1997, respectively, based on the ratio of the net assets of the Packaging Business compared to Grace's total capital. Results for the six months ended June 30, 1998 also include $32.6 ($28.3 after-tax) of costs related to the Packaging Business transaction through March 31, 1998 and $8.4 ($5.5 after-tax) for a related pension plan curtailment loss.
-------------------------------------------------------------------------------
The operating results of Grace's other discontinued operations have been charged against previously established reserves and therefore are not reflected in the above results.


The net assets of Grace's discontinued operations (excluding intercompany assets) on June 30, 1998 were as follows:


--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 JUNE 30,
                                                                                                                   1998
--------------------------------------------------------------------------------------------------------------------------------
Current assets...................................................................................                $  6.6
Properties and equipment, net....................................................................                   3.6
Other assets.....................................................................................                    .5
                                                                                                                --------
     Total assets................................................................................                $ 10.7
                                                                                                                --------
Current liabilities..............................................................................                $  2.2
Other liabilities................................................................................                    .3
                                                                                                                --------
     Total liabilities...........................................................................                $  2.5
                                                                                                                --------
     Net assets of discontinued operations.......................................................                $  8.2
                                                                                                                --------
--------------------------------------------------------------------------------------------------------------------------------


For further information, see Old Grace's Joint Proxy Statement/Prospectus dated February 13, 1998, the Company's Information Statement dated February 13, 1998 and Notes 1 and 3 to the Consolidated Financial Statements in the 1997 10-K.

5.  OTHER BALANCE SHEET ITEMS

---------------------------------------------------------------------------------------------------------------------------------
                                                                                              JUNE 30,          December 31,
                                                                                                1998               1997
---------------------------------------------------------------------------------------------------------------------------------
INVENTORIES
Raw materials.........................................................................      $    48.2           $    47.9
In process............................................................................           10.5                10.3
Finished products.....................................................................           79.5                78.8
General merchandise...................................................................           21.5                20.2

Less: Adjustment of certain inventories to a
     last-in/first-out (LIFO) basis...................................................          (27.3)              (27.6)
                                                                                           ----------          ----------
                                                                                             $  132.4            $  129.6
                                                                                             ========            ========
---------------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
Prepaid pension costs.................................................................       $  232.4            $  245.2
Intangible asset - pension............................................................           18.5                  --
Deferred charges......................................................................           50.6                60.4
Long-term receivables, less allowance of $23.2 (1997 - $16.1).........................           47.7                48.4
Long-term investments.................................................................           85.8                56.4
Notes receivable from insurance carriers, net of discount of
     $1.5 (1997 - $2.3)...............................................................            6.6                18.0
Other.................................................................................           13.4                 8.9
                                                                                           ----------         -----------
                                                                                             $  455.0            $  437.3
                                                                                             ========            ========
---------------------------------------------------------------------------------------------------------------------------------
OTHER CURRENT LIABILITIES
Reserves for divested businesses......................................................        $  83.8            $  123.5
Liability for asbestos-related litigation.............................................           97.0               236.5
Accrued compensation..................................................................           24.6               121.9
Restructuring reserves................................................................           28.1                35.6
Environmental reserves................................................................           29.7                38.8
Accrued interest......................................................................            3.7                22.5
Other.................................................................................          104.6                83.2
                                                                                            ---------          ----------
                                                                                             $  371.5            $  662.0
                                                                                             ========            ========

---------------------------------------------------------------------------------------------------------------------------------
OTHER LIABILITIES

Other postretirement benefits.........................................................       $  215.0            $  214.8
Environmental reserves................................................................          172.3               191.4
Pension benefits......................................................................          125.1                91.0
Deferred compensation.................................................................           32.5                58.4
Long-term self-insurance reserves.....................................................           24.9                31.6
Other.................................................................................           74.6                61.9
                                                                                           ----------          ----------
                                                                                             $  644.4            $  649.1
                                                                                             ========            ========

---------------------------------------------------------------------------------------------------------------------------------

6.  EXTRAORDINARY ITEM

As discussed in Notes 1 and 4 above, Grace received a cash transfer of $1,256.6 in connection with the Spin-off and Merger. Grace used the transferred funds to repay substantially all of its debt. On March 31, 1998, Grace used $600 of the cash transfer to repay bank borrowings. On April 1, 1998, Grace repaid $611.3 principal amount of 8.0% Notes Due 2004, 7.4% Notes Due 2000, and 7.75% Notes Due 2002 (collectively, Notes), pursuant to a tender offer that expired on March 27, 1998. On April 1, 1998, Grace also repaid $3.5 principal amount of the Medium-Term Notes, Series A (MTNs) and $6.0 of sundry indebtedness. As a result of this extinguishment of debt, Grace incurred a pretax charge of $56.3 ($35.2 after-tax, or a basic loss per share of $.47 or a diluted loss per share of $.43) for premiums paid in excess of the Notes' principal amounts and other costs incurred in connection with the purchase of the Notes and MTNs (including the costs of settling related interest rate swap agreements). These costs are presented as an extraordinary item in the Consolidated Statement of Operations in this Report.

On June 30, 1998 and December 31, 1997, the Company's short-term and long-term debt was as follows:


---------------------------------------------------------------------------------------------------------------------------------
                                                                                                  JUNE 30,        December 31,
                                                                                                   1998               1997
---------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT

Bank borrowings....................................................................              $  207.0            $  370.2
Commercial paper...................................................................                   5.0                34.0
Current maturities of long-term debt...............................................                    --                  .5
Other short-term borrowings........................................................                   4.6                 8.9
                                                                                                 --------            --------
                                                                                                 $  216.6            $  413.6
                                                                                                 ========            ========


LONG-TERM DEBT

8.0% Notes Due 2004................................................................            $      5.7            $  276.0
7.4% Notes Due 2000................................................................                  24.7               248.7
7.75% Notes Due 2002...............................................................                   2.0               119.0
Medium-Term Notes, Series A........................................................                    --                 8.5
Sundry indebtedness................................................................                    .4                 6.5
                                                                                                 --------            --------
                                                                                                $    32.8            $  658.7
                                                                                                =========            ========

---------------------------------------------------------------------------------------------------------------------------------


7.  SHAREHOLDERS' EQUITY

The Company is authorized to issue 300,000,000 shares of common stock. Of the common stock unissued on June 30, 1998, approximately 18,607,000 shares were reserved for issuance pursuant to stock options and other stock incentives.


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

In April 1998, the Company's Board of Directors approved a new program to repurchase up to 20% of the Company's outstanding shares in the open market. Through June 30, 1998, the Company had acquired 929,200 shares of common stock for a total of $16.6 under the program (an average price per share of $17.89). Cash payments for settled share repurchases were $15.5 through June 30, 1998. This program is expected to be executed over time, depending on market conditions and other factors.

During the first quarter of 1997, Old Grace substantially completed the share repurchase program initiated in 1996 by acquiring 6,306,300 additional shares of common stock for $335.9. Prior to year-end 1997, Old Grace retired all of its treasury stock using the cost method.

In 1997, Old Grace established a trust to fund certain deferred employee incentive compensation and nonemployee director compensation and benefits; the trust has been continued by the Company. Prior to the Packaging Business transaction discussed in Notes 1 and 4, the trust held only shares of Old Grace. Subsequent to the transaction, the trust held shares of common stock of the Company (classified as a component of Shareholders' Equity in the Consolidated Balance Sheet) and New Sealed Air common and convertible preferred stock (classified as a component of "Other assets" in the Consolidated Balance Sheet). The trust held 69,652 shares of the Company's common stock, 37,159 shares of New Sealed Air common stock and 32,930 shares of New Sealed Air convertible preferred stock on June 30, 1998 and 71,476 shares of Old Grace common stock on December 31, 1997.


For additional information, see Note 12 to the Consolidated Financial Statements in the 1997 10-K.


8.  STOCK INCENTIVE PLANS


As described in Note 14 to the Consolidated Financial Statements in the 1997 10-K, stock options have been granted under the Company's stock incentive plans. In connection with the Packaging Business transaction described in Notes 1 and 4 above, all outstanding options (other than those held by employees of the Packaging Business) became options to purchase the Company's common stock, and the number of shares covered by and purchase prices of such options were adjusted to preserve their economic value; the options held by employees of the Packaging Business became options to purchase common stock of New Sealed Air and were similarly adjusted.

In April and May 1998, the Company granted a total of 76,200 shares of the Company's common stock to certain executives, subject to various restrictions. For more information, see the Form of Restricted Share Award Agreements filed with the Company's Form 10-Q for the quarter ended March 31, 1998.

9.  PENSION PLANS

The Packaging Business transaction described in Notes 1 and 4 above required the Company to split certain pension plans and recognize a net curtailment loss for other plans. In accordance with Statement of Financial Accounting Standards
(SFAS) No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits," the Company recognized a net pretax loss of $8.4 for the three months ended March 31, 1998 in connection with these actions. The loss is comprised of the following in relation to active employees of the Packaging Business: (a) a $9.8 curtailment loss from the immediate recognition of prior service costs, (b) an $11.6 loss related to a contractual termination benefit and (c) a $13.0 curtailment gain from the decrease in the projected benefit obligation. This net loss is included in "Income/(loss) from discontinued operations" in the Consolidated Statement of Operations in this Report.

10.  EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in calculating basic and diluted earnings per share from continuing operations for the three-month and six-month periods ended June 30, 1998 and 1997:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended       Six Months Ended
                                                                                         June 30,                 June 30,
--------------------------------------------------------------------------------------------------------------------------------
                                                                                      1998       1997         1998        1997
--------------------------------------------------------------------------------------------------------------------------------
NUMERATOR:

Income from continuing operations...................................................$  25.5     $ 80.6      $ 37.3       $ 91.7
                                                                                     ------      ------     ------       ------
DENOMINATOR:
Weighted average common shares - basic calculation..................................   75.7       72.8        75.4         74.0

Effect of dilutive securities:
     Employee stock options and restricted stock awards.............................    4.8        2.0         5.7          2.3
                                                                                     ------      ------     ------       ------

Weighted average common shares - diluted calculation................................   80.5       74.8        81.1         76.3
                                                                                    =======      ======     ======       ======

BASIC EARNINGS PER SHARE............................................................$   .34     $ 1.11      $  .50       $ 1.24
                                                                                    =======      ======     ======       ======

DILUTED EARNINGS PER SHARE..........................................................$   .32     $ 1.08      $  .46       $ 1.20
                                                                                    =======      ======     ======       ======
--------------------------------------------------------------------------------------------------------------------------------


11.  BUSINESS SEGMENT INFORMATION

The table below presents information related to Grace's operating business segments for the three-month and six-month periods ended June 30, 1998 and 1997. Grace has restated pretax operating results for all periods presented to exclude previously allocated corporate expenses from the results of each business segment.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                Three Months Ended           Six Months Ended
                                                                                      June 30,                   June 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                                                1998          1997          1998           1997
---------------------------------------------------------------------------------------------------------------------------------
SALES AND REVENUES
   Grace Davison..........................................................    $ 180.2       $ 175.5       $ 356.4        $ 350.1
   Grace Construction Products.............................................     127.7         127.8         231.0          230.8
   Darex Container Products................................................      62.0          68.5         123.3          134.6
                                                                             --------      --------       -------        -------
TOTAL......................................................................   $ 369.9       $ 371.8       $ 710.7        $ 715.5
                                                                             --------      --------       -------        -------

PRETAX OPERATING INCOME
   Grace Davison...........................................................   $  28.3       $  26.4       $  52.7        $  48.3
   Grace Construction Products.............................................      19.0          16.4          23.8           21.5
   Darex Container Products................................................       7.6           8.1          14.3           14.7
                                                                             --------      --------       -------        -------
TOTAL......................................................................   $  54.9       $  50.9       $  90.8        $  84.5
                                                                             --------      --------       -------        -------
---------------------------------------------------------------------------------------------------------------------------------

The sales and revenues and pretax operating income of Grace's business segments for the three-month and six-month periods ended June 30, 1998 and 1997 are reconciled below to amounts presented in the Consolidated Statement of Operations.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                Three Months Ended           Six Months Ended
                                                                                     June 30,                    June 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                                               1998          1997           1998           1997
---------------------------------------------------------------------------------------------------------------------------------
Sales and revenues - operating segments....................................    $369.9        $371.8        $710.7         $715.5
Other (1)..................................................................       --            6.8           --            24.9
                                                                               ------        ------        ------         ------
     Total sales and revenues..............................................    $369.9        $378.6        $710.7         $740.4
                                                                               ======        ======        ======         ======
---------------------------------------------------------------------------------------------------------------------------------

Pretax operating income - operating segments...............................    $ 54.9        $ 50.9        $ 90.8         $ 84.5
Pretax operating income - divested business (1)............................       --            1.2           --             3.8
Interest expense and related financing costs...............................      (4.4)         (4.4)        (11.2)         (10.8)
Interest income............................................................       1.2           1.3           2.3            6.0
Corporate expenses.........................................................     (10.8)        (21.9)        (20.8)         (37.7)
Provision for restructuring................................................       --           (4.0)          --            (4.0)
Gain on sale of business...................................................       --          103.1           --           103.1
Other, net.................................................................        .9           5.0            .1            3.8
                                                                               ------        ------        ------         ------
     Income from continuing operations before income taxes.................    $ 41.8        $131.2        $ 61.2         $148.7
                                                                               ======        ======        ======         ======
---------------------------------------------------------------------------------------------------------------------------------

(1) Consists of Grace's specialty polymers business, divested in May 1997.



12.  COMPREHENSIVE INCOME/(LOSS)

In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the reporting of changes in equity resulting from certain transactions and economic events, other than changes reflected in the Consolidated Statement of Operations; the measure of these changes is referred to as "Other comprehensive income/(loss)." The tables below present the pretax, tax and after-tax components of the Company's other comprehensive income/(loss) for the six months ended June 30, 1998 and the components of the accumulated other comprehensive loss at June 30, 1998:


--------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Tax
                                                                                Pretax             (Expense)/           After-
                                                                                Amount               Benefit          Tax Amount
                                                                                ------             ---------          ----------
Foreign currency translation adjustments...................................    $  (21.9)          $     --             $  (21.9)
Unrealized gain on security................................................        23.5               (8.2)                15.3
Minimum pension liability adjustments......................................       (15.2)               5.3                 (9.9)
                                                                              ---------           --------           ----------
Other comprehensive loss...................................................    $  (13.6)          $   (2.9)            $  (16.5)
                                                                               ========           ========             ========
---------------------------------------------------------------------------------------------------------------------------------


                                                                             Minimum                                 Accumulated
                                                                 Foreign     Pension          Unrealized                Other
                                                                 Currency    Liability         Gain on              Comprehensive
                                                               Translation   Adjustment        Security             Income/(Loss)
                                                               -----------   ----------       ----------            -------------
Balance, December 31, 1997..................................     $(198.8)  $        --        $        --            $   (198.8)
Current period change........................................       97.3          (9.9)              15.3                 102.7
                                                               ---------  ------------       ------------            ----------
Balance, June 30, 1998.........................................  $(101.5)  $      (9.9)       $      15.3            $    (96.1)
                                                                 =======   ===========        ===========            ==========
---------------------------------------------------------------------------------------------------------------------------------

Grace holds certain restricted equity securities that are listed on a foreign stock exchange and have limited trading activity. A portion of these securities, which had a zero book basis, have become free of restrictions, and the remaining portion will become free of restrictions in the 1999 second quarter. As a result, Grace recognized an unrealized gain on security of $23.5 ($15.3 after-tax) on June 30, 1998, which is included in "Accumulated other comprehensive income/(loss)" on the Consolidated Statement of Shareholders' Equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

REVIEW OF OPERATIONS

OVERVIEW


Sales and revenues of Grace's operating business segments (Grace Davison, Grace Construction Products and Darex Container Products) decreased slightly for the 1998 second quarter and the six months ended June 30, 1998 versus the comparable periods in 1997. Excluding currency translation, sales and revenues of Grace's operating business segments increased 3.6% for the 1998 second quarter and 4.3% for the six months ended June 30, 1998 over the comparable periods in 1997.

Pretax income for the quarter from continuing operations was $41.8 million, a decrease of 68.1% versus the 1997 second quarter. Year-to-date earnings were $61.2 million, representing a 58.9% decline compared to the same period in 1997. Pretax income for the second quarter of 1997 included a gain of $103.1 million on the sale of the specialty polymers business divested in May 1997 and a restructuring charge of $4.0 million; excluding these items, pretax income increased 30.3% versus the 1997 second quarter.

Net income for the second quarter of 1997 included income from discontinued operations of $36.8 million ($0.49 per share). For the six months ended June 30, 1998, the Company reported a net loss of $0.5 million (1 cent per share); this net loss included the extraordinary loss from the early extinguishment of debt as described in Note 6 in this Report.


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

SALES AND REVENUES

--------------------------------------------------------------------------------------------------------------------------------
OPERATING BUSINESS SEGMENTS                        THREE MONTHS ENDED JUNE 30                 SIX MONTHS ENDED JUNE 30
                                                   --------------------------                 ------------------------
(IN MILLIONS)                                      1998               % CHANGE              1998                % CHANGE
--------------------------------------------------------------------------------------------------------------------------------

Grace Davison ................................     $180.2                2.7%               $356.4                1.8%
Grace Construction Products...........              127.7                (.1)%               231.0                 .1%
Darex Container Products................             62.0               (9.3)%               123.3               (8.3)%
                                                    -----                                   ------
                                                   $369.9                (.5)%              $710.7                (.7)%
                                                   ======                                   ======
--------------------------------------------------------------------------------------------------------------------------------



GRACE DAVISON

Grace Davison sales increased 2.7% in the second quarter and 1.8% in the first six months of 1998 compared to the same periods in 1997. This increase was primarily due to volume growth estimated at 8.4% and 8.9% in the second quarter and first six months of 1998, respectively, versus the comparable 1997 periods. Offsetting this increase was unfavorable currency translation, estimated at 3.9% and 5.1%, and unfavorable price/mix estimated at 1.9% and 2.0% for the second quarter and first six months of 1998, respectively. The following discussion of Grace Davison sales excludes the effect of currency translation.

Fluid cracking catalyst (FCC) sales improved by 11.8% in the second quarter and 12.4% in the first six months of 1998 versus the comparable 1997 periods primarily due to volume growth in North America and Asia Pacific. Increased North American volumes were driven by high refinery utilization rates and a strong demand for refined products. Additive sales were also higher versus 1997 due to increased Desox (sulfur oxide reduction additives) volumes and strong light olefins volumes. Increased volumes in Asia Pacific were a result of market share gains in China, India and Taiwan, based on the strong technical performance of Grace Davison FCCs. Volumes increased in Europe for additives for light olefins. In addition, refineries on turnaround earlier in the year came back on-stream in June. These volume increases were offset by unfavorable price/mix variances due to price competition worldwide (prices bottomed out in late 1997).

Silicas/adsorbents sales were lower by 2.8% in the second quarter of 1998 and relatively flat for the first six months of 1998 compared to 1997. The second quarter decline was due primarily to lower North American volumes of dentifrice products and molecular sieves combined with an unfavorable price/mix variance in the European insulated glass (IG) sieves business. These second quarter declines were offset by first quarter volume increases in most market segments in Europe when compared to the first six months of the prior year. Silicas/adsorbents have been impacted in 1998 by tough market conditions in the global IG sieves business due to new competitive capacity.

Polyolefin catalyst sales increased 17.6% in the second quarter and 21.6% in the first six months of 1998 versus the comparable 1997 periods as a result of volume increases in all geographic regions, especially Asia Pacific. The improvement was due primarily to the continued strength of the plastics industry. While the strength of the resin market has been holding, potential signs of weakness in the Asia Pacific region could emerge with the region's currency crisis.

Hydroprocessing sales improved 23.3% in the second quarter and 6.2% for the first six months of 1998 compared to the 1997 periods as a result of volume growth of approximately 24.3% and 13.0%, respectively. The volume improvements resulted from increased shipments to both existing and new customers in North America and Europe.


GRACE CONSTRUCTION PRODUCTS

Grace Construction Products sales and revenues were relatively flat for the second quarter and first six months of 1998, compared to the same periods in 1997. Volume increases estimated at 2.4% and 3.8% for the second quarter and first six months of 1998, respectively, were offset by unfavorable currency translation fluctuations estimated at 3.2% and 3.6%, respectively. Price/mix improved slightly (by .7%) in the second quarter compared to the prior year. The following discussion of Grace Construction Products sales excludes the effect of currency translation.

Sales of specialty construction chemicals increased 4.1% in the second quarter and 7.7% in the first six months of 1998 over the 1997 comparable periods, mainly as a result of volume increases in North America and Europe. In North America, volumes benefited from market penetration of value-added concrete and masonry products, masonry market growth and continued economic strength in the region. In Europe, volumes increased in the second quarter and first six months of

1998 as a result of greater market acceptance of value-added concrete admixtures and milder weather compared to the first six months of 1997. In Asia Pacific, volumes decreased in the 1998 second quarter and first six months as a result of economic weakness in Southeast Asia. Construction projects have been canceled or delayed, and intensified competition for active projects has left little opportunity for price increases. To lessen the effect of the economic disruption in the region, Grace Construction Products intends to continue its marketing focus on the area's stronger economies.

Sales of specialty building materials increased 1.5% in the second quarter of 1998, but reflected a decrease of 1.5% for the first six months of 1998, when compared to the same periods in 1997. In the 1998 second quarter, favorable volume and price/mix variances were driven by strong construction activity in North America, where sales of fireproofing products reached record levels, and waterproofing sales benefited from a sales promotion of roof underlayments. In Europe, waterproofing sales decreased in the second quarter and first six months of 1998 versus the 1997 periods, mainly due to a regional strategy to focus efforts on the introduction of new growth products and exit certain geographic markets. For the second quarter and first six months of 1998, an unfavorable volume variance in waterproofing products in Asia Pacific was due to economic weakness in the region.


DAREX CONTAINER PRODUCTS

Darex Container Products sales decreased 9.3% in the second quarter and 8.3% in the first six months of 1998 versus the 1997 comparable periods. These decreases were primarily attributable to the negative effect of currency translation, estimated at 6.6% in the second quarter and 7.1% in the first six months. Excluding currency translation, sales decreased 2.7% in the second quarter and 1.2% in the first six months of 1998. The following discussion of Darex Container Products sales excludes the effect of currency translation.

Can sealant sales decreased 5.4% in the second quarter and 1.8% in the first six months of 1998 as compared to the same periods in 1997, primarily due to worldwide volume decreases, especially in the Asia Pacific region. Asia Pacific volumes were down due to decreased beer/beverage consumption in Japan, the continuing trend of conversion to two-piece cans which use less sealants, and the increased use of plastic bottles in lieu of cans. This negative volume variance was partially offset by the impact of a price increase implemented to offset the increasing costs of imported raw materials, and a favorable product mix variance. Latin American volumes were lower due to poor economic conditions in Brazil and Argentina which reduced demand in the canned food and beer/beverage markets. European volumes were also negatively impacted by the increased use of plastic bottles and unseasonably cool weather. In North America, inflationary price increases initiated at the beginning of 1998 and fully implemented by the second quarter, more than offset a negative volume variance.

Closure sealant sales increased 18.2% in the second quarter and 5.7% in the first six months of 1998 as compared to the same periods in 1997, primarily due to volume increases. Improved market penetration in Europe and Asia Pacific resulted from greater demand for beer/beverage and food closure compounds.

Coatings sales increased 4.5% in the second quarter and 3.0% in the first six months of 1998 over the 1997 comparable periods. Higher volumes in Latin America were due to gains in market share throughout the region, most notably in Venezuela and Colombia. Lower volumes in Europe were due to the April 1997 divestment of a small niche segment of the coatings business and the loss of market share as a result of price competition.

Also contributing to Darex Container Products' sales decline in the second quarter and first six months of 1998 was the loss of sales resulting from the May 1998 divestment of the can forming lubricants business and the termination of an alliance in Brazil (May 1997). The impact of these decisions on sales growth was $1.0 million in the second quarter and $2.2 million for the first six months of 1998.



OPERATING RESULTS

For operating business segment disclosure, Grace has charged each operating business segment with only those expenses that are directly attributable to its businesses.


-------------------------------------------------------------------------------------------------------------------------------
OPERATING BUSINESS SEGMENTS                        THREE MONTHS ENDED JUNE 30                 SIX MONTHS ENDED JUNE 30
                                                   --------------------------                 ------------------------
(IN MILLIONS)                                      1998               % CHANGE              1998                % CHANGE
-------------------------------------------------------------------------------------------------------------------------------

Grace Davison ................................      $28.3                7.0%                $52.7                8.9%
Grace Construction Products...................       19.0               16.1%                 23.8               10.6%
Darex Container Products......................        7.6               (6.0)%                14.3               (2.4)%
                                                     ----                                    -----
                                                    $54.9                7.9%                $90.8                7.3%
                                                    =====                                    =====
-------------------------------------------------------------------------------------------------------------------------------


GRACE DAVISON

Grace Davison's pretax operating income for the second quarter and first six months of 1998 grew 7.0% and 8.9%, respectively, compared to the same periods in 1997 (13.3% and 17.4%, respectively, excluding the effects of currency translation). Gross margin percentage was flat in the second quarter, but improved 0.7 percentage points in the first six months of 1998. The impacts of strong FCC additive sales, increased volumes of higher margin polyolefin catalysts, lower production costs for Kuantan-sourced silica products, and benefits of various cost reduction programs in the first six months of 1998 were partially offset by increased maintenance activity (in the second quarter of 1998), continued price declines in IG sieves, and lower hydroprocessing prices. Selling and general and administrative expenses declined as a result of cost controls and the elimination of the long-term incentive compensation program.


GRACE CONSTRUCTION PRODUCTS

Grace Construction Products' pretax operating income increased 16.1% in the second quarter and 10.6% in the first six months of 1998 compared to the same periods in 1997. The effect of currency translation was negligible in both periods. Improvements in manufacturing processes, production rates and material costs, as well as market penetration of higher-margin value-added products, have combined to improve gross margin percentages, primarily in building materials. Factory administration expenses in North America increased 11.1% for the second quarter and 4.6% for the first six months of 1998 due to investments in sales growth, including a new calcium nitrite plant. General and administrative expenses declined as a result of the decision to eliminate the long-term incentive compensation program. Pretax operating income for the first six months of 1998 included a $1 million charge for workforce reductions in the European organization for waterproofing products, the majority of which was paid during the first quarter. The benefits of this program are expected to offset this charge by year-end. In an effort to minimize the impact of the weakened economies in Asia Pacific, Grace Construction Products continues to search for local raw material sources, maintain emphasis on cost controls, and focus marketing efforts on the region's stronger economies.


DAREX CONTAINER PRODUCTS

Darex Container Products' pretax operating income decreased 6.0% in the second quarter and 2.4% in the first six months of 1998 versus 1997 comparable periods (a 1.7% decrease and a 4.0% increase, respectively, excluding currency translation). Second quarter 1998 operating income included a $1.5 million gain from the sale of the can forming lubricants business in May 1998. Excluding currency translation and the gain on sale of this business, operating income decreased 20.2% and 6.2% versus the second quarter and first six months of 1997. Total gross margin experienced declines of 0.8 percentage points and 0.6 percentage points in the second quarter and first six months of 1998, respectively, versus the 1997 comparable periods, due to lower sales of high-margin products, lower prices and higher raw material costs. Partially offsetting these declines were lower operating expenses resulting from cost reduction actions implemented in late 1997, and the consolidation of R&D sites.


CORPORATE ACTIVITIES

Corporate expenses of $10.8 million for the second quarter of 1998 and $20.8 million for the first six months of 1998 decreased 50.9% and 44.8%, respectively, compared to the same periods of 1997, primarily due to the restructuring activities undertaken in connection with the Packaging Business transaction (see Notes 1 and 4 to this Report), ongoing cost containment efforts initiated in 1997, charges in 1997 for legal defense costs, and the decision to terminate, on a prospective basis, the long-term incentive compensation program (LTIP). In the future, stock incentives are expected to be the primary component of long-term incentive compensation.



INTEREST EXPENSE AND RELATED FINANCING COSTS


Interest expense and related financing costs for continuing operations of $4.4 million for the three months and $11.2 million for the six months ended June 30, 1998 were flat and increased 3.8%, respectively, compared to the 1997 periods. Including amounts allocated to discontinued operations, interest expense and related financing costs during the three months and six months ended June 30, 1998 decreased 79.6% and 42.2%, respectively, compared to 1997 due to lower average debt levels.


See "Financial Condition: Liquidity and Capital Resources" below for further information on borrowings.

INCOME TAXES

Grace's effective tax rate was 39.0% for the second quarter and first six months of 1998 and 37.4% and 37.1%, respectively, for the comparable 1997 periods. The higher effective tax rate in the 1998 periods resulted primarily from higher taxes on foreign operations.


RESTRUCTURING COSTS

In the second quarter of 1997 Grace recorded a pretax restructuring charge of $4.0 million ($2.6 million after-tax) in continuing operations. This charge primarily consisted of costs incurred by Darex Container Products and corporate costs resulting from the restructuring of the Packaging Business. This charge was primarily related to the costs of employee terminations (expected to be completed in 1998) and asset write-downs for certain corporate research facilities.


DIVESTMENTS

In May 1998, Grace sold its can forming lubricants business to D. A. Stuart Company for $3.5 million, subject to adjustment for changes in working capital. The sales and revenues, financial position and results of operations of this business were not significant to Grace. The sale resulted in a pretax gain of $1.5 million, classified as "Other income" in the Consolidated Statement of Operations in this Report.

In May 1997, Grace completed the sale of its specialty polymers business to National Starch and Chemical Company for $148.0 million, subject to a purchase price adjustment. The sales and revenues of this business for the three and six months ended June 30, 1997 were $6.8 million and $24.9 million, respectively; its financial position and results of operations were not significant to Grace. The sale of this business resulted in a pretax gain of $103.1 million, and an after-tax gain of $63.0 million.



DISCONTINUED OPERATIONS


PACKAGING BUSINESS

As discussed in Notes 1 and 4 to this Report, the Spin-off and Merger were completed on March 31, 1998. There was no activity for the Packaging Business in the second quarter of 1998 and a $2.6 million loss for the first quarter of 1998 compared to income of $36.8 million in the second quarter of 1997 and $72.1 million for the six months ended June 30, 1997. Results for the first six months of 1998 included $32.6 million ($28.3 million after-tax) of costs related to the Packaging Business transaction and $8.4 million ($5.5 million after-tax) for a related pension plan curtailment loss.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES


Grace's continuing operating activities used net pretax cash of $235.5 million in the first half of 1998, compared to $79.7 million in the first half of 1997. After giving effect to the net pretax cash provided by operating activities of discontinued operations and payments of income taxes, operating activities used $314.6 million in the first half of 1998, compared to providing $40.8 million for the same period in 1997. The increase from the first half of 1997 was primarily due to the expenditure of $141.4 million for the defense and disposition of asbestos-related litigation, net of amounts received from settlements with certain insurance carriers in connection with such litigation, as compared to the net cash outflow of $7.4 million for asbestos-related litigation in the first half of 1997, and an increase in long-term incentive compensation disbursements of approximately $60.0 million in 1998 compared to the first half of 1997.

Investing activities used $51.0 million of cash in the first half of 1998 as compared to cash provided by investing activities of $481.0 million in the first half of 1997. The decrease in cash from investing activities was primarily due to the receipt of net proceeds from divestments in the first half of 1997 (most of which related to the divestment of the cocoa business), partially offset by a reduction in net investing activities of discontinued operations. Grace made capital expenditures of $40.7 million in the six months ended June 30, 1998, primarily related to the Grace Davison business which is increasing capacity for hydroprocessing and other catalysts. Grace anticipates that total 1998 capital expenditures will not exceed $110.0 million, all of which will be directed towards its operating business segments.

Net cash provided by financing activities in the first half of 1998 was $392.7 million, primarily reflecting the cash transfer of $1,256.6 million received in connection with the Packaging Business transaction (as discussed in Notes 1 and 4 to this Report) and proceeds from the exercise of employee stock options, partially offset by net repayments of borrowings.


In connection with the Packaging Business transaction, Grace received $1,256.6 million in cash, which was used to repay substantially all of its debt. On March 31, 1998, Grace used $600 million of the cash transfer to repay bank borrowings. On April 1, 1998, Grace repaid $611.3 million principal amount of Notes pursuant to a tender offer that expired on March 27, 1998. On April 1, 1998, Grace also repaid $3.5 million principal amount of MTNs and $6.0 million of sundry indebtedness. As a result of this extinguishment of debt, Grace incurred an after-tax charge of $35.2 million for premiums paid in excess of the Notes' principal amounts and other costs related to the purchase of the Notes and MTNs (including the costs of settling related interest rate swap agreements). These costs are presented as an extraordinary item in the Consolidated Statement of Operations in this Report.


On June 30, 1998, Grace had committed borrowing facilities totaling $850.0 million, consisting of $600.0 million under a 364-day facility expiring in May 1999 (extendible for successive 364-day periods at the discretion of Grace and the lenders) and $250.0 million under a long-term facility expiring in May 2003. These facilities also supported the issuance of commercial paper and bank borrowings, of which $212.0 million was outstanding on June 30, 1998.

Grace has targeted a ratio of debt to EBITDA (earnings before interest, taxes and depreciation and amortization) of less than 1.0, although Grace will continue to have the flexibility to exceed this target as business needs dictate. The debt to EBITDA ratio for the twelve months ended June 30, 1998 was estimated at 1.15.


During the first quarter of 1997, Grace substantially completed the share repurchase program initiated in 1996 by acquiring 6,306,300 additional shares of its common stock for $335.9 million. Prior to year-end 1997, Grace retired all of its treasury stock using the cost method.


In April 1998, the Company's Board of Directors approved a new program to repurchase up to 20% of the Company's outstanding shares in the open market. Through June 30, 1998, the Company had acquired 929,200 shares of common stock for a total of $16.6 million under the program (an average price per share of $17.89). Cash payments for settled share repurchases were $15.5 million through June 30, 1998. This program is expected to be executed over time, depending on market conditions and other factors.

Grace believes that cash flows generated from future operations and committed borrowing facilities will be sufficient to meet its cash requirements for the foreseeable future.


CROSFIELD ACQUISITION

On April 2, 1998, Grace entered into a definitive agreement to acquire the Crosfield business of Imperial Chemical Industries PLC for $455.0 million in cash. Crosfield is a major producer of various silica, silicate and zeolite products, as well as hydroprocessing and specialty catalysts. Crosfield, which is to be integrated with Grace Davison, had 1997 sales of approximately $270.0 million. The completion of the acquisition is subject to various conditions, including customary governmental approvals. Grace expects to finance the acquisition with borrowings.


ASBESTOS-RELATED MATTERS


In the first half of 1998, Grace paid $141.4 million for the defense and disposition of asbestos-related property damage and personal injury litigation (including payments made under a property damage settlement and a block settlement of personal injury claims effected in 1997), net of amounts received under settlements with insurance carriers. Although the total amount to be paid in 1998 with respect to asbestos-related claims (after giving effect to payments to be received from insurance carriers) cannot be precisely estimated, Grace expects that it will be required to expend approximately $170 million (pretax) in 1998 to defend against and dispose of such claims (after giving effect to anticipated insurance recoveries). The amounts with respect to the probable cost of defending against and disposing of asbestos-related claims and probable recoveries from insurance carriers represent estimates and are on an undiscounted basis; the outcomes of such claims cannot be predicted with certainty.


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

See Note 2 to this Report for further information concerning asbestos-related lawsuits and claims.



ENVIRONMENTAL MATTERS

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

There were no other significant developments relating to environmental liabilities for the first half of 1998.

For additional information relating to environmental liabilities, see Note 11 to the Consolidated Financial Statements in the 1997 10-K.



YEAR 2000 COMPUTER SYSTEMS COMPLIANCE


There were no significant developments relating to Year 2000 computer systems compliance in the first half of 1998.


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

Item 5.  Other Information.

         The Company's By-laws require that shareholders give advance notice and furnish certain information to the Company in order to bring a matter of business before an annual meeting of shareholders or to nominate a person for election as a director. For the 1999 annual meeting of shareholders, scheduled to be held on May 10, 1999, the Company must receive such notice and information by no later than March 11, 1999 (sixty days prior to the meeting) and no earlier than February 9, 1999 (ninety days prior to the meeting). Any such notice should be delivered to the Company's Secretary at the Company's principal executive offices.

Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits. The following are being filed as exhibits to this
Report:

              -- Credit Agreement, dated as of May 14, 1998, among W. R. Grace & Co.-Conn.; W. R. Grace & Co.; the several banks parties thereto; the co-agents signatories thereto; The Chase Manhattan Bank, as administrative agent for such banks; and Chase Securities, Inc., as arranger

              --   364-Day Credit Agreement, dated as of May 14, 1998, among W.
                   R. Grace & Co.-Conn.; W. R. Grace & Co.; the several banks parties thereto; the co-agents signatories thereto; Bank of America National Trust and Savings Association and Nationsbank, N.A., as co-documentation agents; The Chase Manhattan Bank, as administrative agent for such banks; and Chase Securities Inc., as arranger

              -- computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends

              --   financial data schedule

         (b) Reports on Form 8-K. The following Reports on Form 8-K were filed during the second quarter and to date during the third quarter of 1998:

Date of Filing                          Disclosure(s)
--------------                          -------------

May 11, 1998       Announcement of 1998 first quarter results

May 21, 1998       Announcements that Grace is considering purchasing supple-
                   mental insurance that would limit its liability for asbestos-related litigation and that Albert J. Costello, the Company's Chairman, President and Chief Executive
                   Officer, plans to retire around year-end 1998

July 14, 1998      Restatement of Financial Data Schedules

July 28, 1998      Announcement of 1998 second quarter results

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            W. R. GRACE & CO.
                                            -------------------------
                                            (Registrant)

Date: August 14, 1998                       By /s/ Kathleen A. Browne
                                               ----------------------
                                                 Kathleen A. Browne
                                            Vice President and Controller
                                            (Principal Accounting Officer)

                               W. R. Grace & Co.

                         Quarterly Report on Form 10-Q
                      for the quarter ended June 30, 1998

                                 EXHIBIT INDEX

Exhibit No.                              Description
-----------                              -----------

    4.1 Credit Agreement, dated as of May 14, 1998, among W. R. Grace & Co.-Conn.; W. R. Grace & Co.; the several banks parties thereto; the co-agents signatories thereto; The Chase Manhattan Bank, as administrative agent for such banks; and Chase Securities, Inc., as arranger

    4.2 364-Day Credit Agreement, dated as of May 14, 1998, among W. R. Grace & Co.-Conn.; W. R. Grace & Co.; the several banks parties thereto; the co-agents signatories thereto; Bank of America National Trust and Savings Association and Nationsbank, N.A., as co-documentation agents; The Chase Manhattan Bank, as administrative agent for such banks; and Chase Securities Inc., as arranger

    12 Computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends

    27        Financial Data Schedule