Form 10-Q
period 1998-09-30
W R GRACE & CO
filed 1998-11-12
CIK 1045309

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1998


                         Commission File Number 1-13953

                               W. R. GRACE & CO.


            Delaware                                    65-0773649
---------------------------------             --------------------------------
    (State of Incorporation)                         (I.R.S. Employer
                                                    Identification No.)


                             1750 Clint Moore Road
                           Boca Raton, Florida 33487
                                 (561) 362-2000
        ---------------------------------------------------------------
                    (Address of Principal Executive Offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

73,504,860 shares of Common Stock, $.01 par value, were outstanding on November 1, 1998.

                       W. R. GRACE & CO. AND SUBSIDIARIES

                               Table of Contents

Part I.  Financial Information                                 Page No.


   Item 1.  Financial Statements

            Consolidated Statement of Operations               I - 1

            Consolidated Statement of Cash Flows               I - 2

            Consolidated Balance Sheet                         I - 3

            Consolidated Statement of Shareholders' Equity     I - 4

            Notes to Consolidated Financial Statements         I - 5 to I - 15

   Item 2.  Management's Discussion and Analysis of Results    I - 16 to I - 31
            of Operations and Financial Condition

   Item 3.  Quantitative and Qualitative Disclosures About     I - 31
            Market Risk


Part II. Other Information

   Item 1.  Legal Proceedings                                  II - 1

   Item 6.  Exhibits and Reports on Form 8-K                   II - 1


As used in this Report, the term "Company" refers to W. R. Grace & Co. (a Delaware corporation formerly named "Grace Specialty Chemicals, Inc."), and the term "Grace" refers to the Company and/or one or more of its subsidiaries and, in certain cases, their respective predecessors.

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

---------------------------------------------------------------------------------------------------------------------------
W. R. GRACE & CO. AND SUBSIDIARIES                                      Three Months Ended          Nine Months Ended
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)                          September 30,               September 30,
---------------------------------------------------------------------------------------------------------------------------
In millions, except per share amounts                                   1998          1997          1998          1997
---------------------------------------------------------------------------------------------------------------------------
Sales and revenues...............................................     $ 380.3       $ 372.4      $1,091.0      $1,112.8
Other income.....................................................        10.2          15.5          31.4          47.2
                                                                      -------       -------      --------      --------
                                                                        390.5         387.9       1,122.4       1,160.0
                                                                      -------       -------      --------      --------
Cost of goods sold and operating expenses .......................       228.5         225.9         662.3         684.1
Selling, general and administrative expenses.....................        80.8          97.4         240.1         282.3
Depreciation and amortization....................................        23.4          22.4          68.7          69.4
Interest expense and related financing costs.....................         3.9           7.8          15.1          18.6
Research and development expenses................................        10.9           9.9          31.9          31.5
Restructuring costs..............................................         --            --            --            4.0
Gain on sale of business.........................................         --            --            --         (103.1)
                                                                      -------       -------      --------      --------
                                                                        347.5         363.4       1,018.1         986.8
                                                                      -------       -------      --------      --------
      INCOME FROM CONTINUING OPERATIONS BEFORE
        INCOME TAXES.............................................        43.0          24.5         104.3         173.2

Provision for income taxes.......................................        16.7           8.9          40.7          65.9
                                                                      -------       -------      --------      --------
      INCOME FROM CONTINUING OPERATIONS .........................        26.3          15.6          63.6         107.3
Income/(loss) from discontinued operations.......................         --           55.5          (2.6)        127.6
Extraordinary item - loss from extinguishment
      of debt, net of tax........................................         --            --          (35.2)          --
                                                                      -------       -------      --------      --------
      NET INCOME.................................................     $  26.3       $  71.1      $   25.8      $  234.9
                                                                      =======       =======      ========      ========

---------------------------------------------------------------------------------------------------------------------------

Basic earnings per share:
      Continuing operations......................................        $.35          $.21          $.85         $1.45
      Net income.................................................        $.35          $.97          $.34         $3.18

Diluted earnings per share:
      Continuing operations......................................        $.33          $.20          $.79         $1.41
      Net income.................................................        $.33          $.93          $.32         $3.08

Dividends declared per common share..............................         --          $.145           --          $.415
---------------------------------------------------------------------------------------------------------------------------

          The Notes to Consolidated Financial Statements are integral parts of these statements.

W. R. GRACE & CO. AND SUBSIDIARIES                                                                   NINE MONTHS ENDED
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)                                                       SEPTEMBER 30,
-------------------------------------------------------------------------------------------------------------------------------
In millions                                                                                        1998             1997
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Income from continuing operations before income taxes.........................................    $ 104.3           $ 173.2
Reconciliation to cash provided by operating activities:
     Depreciation and amortization............................................................       68.7              69.4
     Provision relating to restructuring costs................................................       --                 4.0
     Gain on sale of business.................................................................       --              (103.1)
     Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency exchange:
        Increase in notes and accounts receivable.............................................      (43.2)            (63.6)
        Increase in inventories...............................................................       (8.7)            (13.3)
        Proceeds from asbestos-related insurance settlements..................................       65.2              53.3
        Payments for asbestos-related litigation..............................................     (207.3)            (88.2)
        Decrease in accounts payable..........................................................       (6.6)            (15.2)
        Decrease in accrued liabilities.......................................................     (144.2)            (21.7)
        Other.................................................................................      (27.5)            (30.7)
                                                                                                  -------           -------
     NET PRETAX CASH USED FOR OPERATING ACTIVITIES OF CONTINUING OPERATIONS ..................     (199.3)            (35.9)
Net pretax cash (used for)/provided by operating activities of discontinued
     operations...............................................................................      (55.4)            226.9
                                                                                                  -------           -------
     NET PRETAX CASH (USED FOR)/PROVIDED BY OPERATING ACTIVITIES .............................     (254.7)            191.0
Income taxes paid.............................................................................      (34.3)            (54.5)
                                                                                                  -------           -------
     NET CASH (USED FOR)/PROVIDED BY OPERATING ACTIVITIES.....................................     (289.0)            136.5
                                                                                                  -------           -------
INVESTING ACTIVITIES
Capital expenditures..........................................................................      (65.1)           (164.4)
Net investing activities of discontinued operations...........................................      (14.3)            (70.7)
Net proceeds from divestments.................................................................        3.5             684.8
Businesses acquired in purchase transactions, net of cash acquired and
     debt assumed.............................................................................       --               (16.3)
Other.........................................................................................         .5              19.5
                                                                                                  -------           -------
     NET CASH (USED FOR)/PROVIDED BY INVESTING ACTIVITIES.....................................      (75.4)            452.9
                                                                                                  -------           -------
FINANCING ACTIVITIES
Dividends paid................................................................................       --               (30.5)
Increase in borrowings having original maturities in excess of three months ..................       --                  .5
Repayments of borrowings having original maturities in excess of three months ................     (698.4)           (105.7)
Net repayments of borrowings having original maturities of less than three months.............     (163.2)           (165.1)
Stock options exercised.......................................................................       44.1              49.1
Net financing activities of discontinued operations...........................................    1,256.6              --
Purchase of treasury stock....................................................................      (35.5)           (335.9)
                                                                                                  -------           -------
     NET CASH PROVIDED BY/(USED FOR) FINANCING ACTIVITIES.....................................      403.6            (587.6)
                                                                                                  -------           -------
Effect of exchange rate changes on cash and cash equivalents..................................         .6              (3.9)
                                                                                                  -------           -------
     INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS.........................................    $  39.8           $  (2.1)
                                                                                                  =======           =======
-------------------------------------------------------------------------------------------------------------------------------

          The Notes to Consolidated Financial Statements are integral parts of these statements.

W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
----------------------------------------------------------------------------------------------------------
                                                                    SEPTEMBER 30,        DECEMBER 31,
In millions, except par value and common shares                         1998                 1997
----------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents .........................................  $   87.4             $   47.6
Notes and accounts receivable, net ................................     384.9                353.1
Inventories .......................................................     138.5                129.6
Net assets of discontinued operations .............................       8.2              1,424.0
Deferred income taxes .............................................     246.3                209.6
Other current assets ..............................................      13.6                 11.6
                                                                     --------             --------
     TOTAL CURRENT ASSETS .........................................     878.9              2,175.5

Properties and equipment, net of accumulated depreciation and
     amortization of $856.2 (1997 - $789.4) .......................     656.8                663.3
Goodwill, less accumulated amortization of $8.8 (1997 - $5.8) .....      39.0                 42.9
Asbestos-related insurance receivable .............................     183.2                215.9
Deferred income taxes .............................................     256.7                238.1
Other assets ......................................................     456.9                437.3
                                                                     --------             --------
     TOTAL ASSETS .................................................  $2,471.5             $3,773.0
                                                                     ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt ...................................................  $  248.8             $  413.6
Accounts payable ..................................................     100.0                106.5
Income taxes ......................................................     142.2                175.6
Other current liabilities .........................................     380.3                662.0
                                                                     --------             --------
     TOTAL CURRENT LIABILITIES ....................................     871.3              1,357.7

Long-term debt ....................................................      32.8                658.7
Deferred income taxes .............................................      57.1                 20.2
Noncurrent liability for asbestos-related litigation ..............     541.8                619.4
Other liabilities .................................................     643.3                649.1
                                                                     --------             --------
     TOTAL LIABILITIES ............................................   2,146.3              3,305.1
                                                                     --------             --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock issued, par value $.01 ...............................        .8                   .7
Paid in capital ...................................................     396.9                563.4
Retained earnings .................................................      51.8                108.3
Deferred compensation trust .......................................       (.4)                (5.7)
Accumulated other comprehensive loss ..............................     (87.9)              (198.8)
Treasury stock, at cost: 2,318,200 common shares ..................     (36.0)                  --
                                                                     --------             --------
     TOTAL SHAREHOLDERS' EQUITY ...................................     325.2                467.9
                                                                     --------             --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................  $2,471.5             $3,773.0
                                                                     ========             ========
----------------------------------------------------------------------------------------------------------

          The Notes to Consolidated Financial Statements are integral parts of these statements.

W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated
                                                                 Deferred                 Other          Total
                                  Common     Paid in   Retained  Compensation  Treasury   Comprehensive  Shareholders' Comprehensive
In millions                       Stock      Capital   Earnings  Trust         Stock      Income/(Loss)  Equity        Income/(Loss)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996 .....  $   .8      $524.1   $172.6     $  --       $   (.5)    $ (64.6)        $632.4        $  --
Net income .....................     --          --     234.9        --           --          --           234.9         234.9
Dividends paid .................     --          --     (30.5)       --           --          --           (30.5)          --
Issuance/delivery of shares
  under stock plans ............     --         69.0      --        (5.2)         4.7         --            68.5           --
Purchase of common stock .......     --          --       --         --        (335.9)        --          (335.9)          --
Foreign currency translation
  adjustment ...................     --          --       --         --           --        (89.4)         (89.4)        (89.4)
                                  ------      ------   ------     ------      -------     -------         ------        ------
Balance, September 30, 1997 ....  $   .8      $593.1   $377.0     $ (5.2)     $(331.7)    $(154.0)        $480.0        $145.5
                                  ======      ======   ======     ======      =======     =======         ======        ======

Balance, December 31, 1997 .....  $   .7      $563.4   $108.3     $ (5.7)     $   --      $(198.8)        $467.9        $  --
Net income .....................     --          --      25.8        --           --          --            25.8          25.8
Separation of Packaging
  Business .....................     --       (233.8)   (82.3)        .5          --        119.2         (196.4)          --
Issuance/delivery of shares
  under stock plans ............      .1        67.3      --          .1          --          --            67.5           --
Reclassification of assets in
  deferred compensation trust ..     --          --       --         4.7          --          --             4.7           --
Purchase of common stock .......     --          --       --         --         (36.0)        --           (36.0)          --
Foreign currency translation
  adjustment ...................     --          --       --         --           --        (11.6)         (11.6)        (11.6)
Unrealized gain on security,
  net of reclassification
  adjustment ...................     --          --       --         --           --         13.2           13.2          13.2
Minimum pension liability
    adjustment .................     --          --       --         --           --         (9.9)          (9.9)         (9.9)
                                  ------      ------   ------     ------      -------     -------         ------        ------
BALANCE, SEPTEMBER 30, 1998 ....  $   .8      $396.9   $ 51.8     $  (.4)     $ (36.0)    $ (87.9)        $325.2        $ 17.5
                                  ======      ======   ======     ======      =======     =======         ======        ======
------------------------------------------------------------------------------------------------------------------------------------

          The Notes to Consolidated Financial Statements are integral parts of these statements.

                       W. R. GRACE & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (Dollars in millions, except per share)


1.  CHANGE IN ORGANIZATION AND BASIS OF PRESENTATION

Grace is primarily engaged in specialty chemicals businesses on a worldwide basis. These businesses consist of catalysts and silica-based products (Grace Davison), specialty construction chemicals and building materials (Grace Construction Products) and container sealants and coatings (Darex Container Products). Grace also owns businesses and investments involved in health care services, the development of bioartificial organs, and other products and services. Grace has classified certain other businesses as discontinued operations.

Packaging Business Transaction

On March 31, 1998, a predecessor of the Company (Old Grace) completed a transaction in which Grace's former flexible packaging business (Packaging Business) was combined with Sealed Air Corporation (Sealed Air). Old Grace effected this transaction by transferring its specialty chemicals businesses along with certain other businesses and assets to the Company, distributing the shares of the Company's common stock to Old Grace's shareholders on a one-for-one basis (Spin-off) and merging a subsidiary of Old Grace with Sealed Air (Merger). Immediately following the combination, the Company changed its name to "W. R. Grace & Co." and Old Grace changed its name to "Sealed Air Corporation" (New Sealed Air).

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

The results of operations for the three- and nine-month interim periods ended September 30, 1998 are not necessarily indicative of the results of operations for the year ending December 31, 1998.

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


2.  ASBESTOS AND RELATED INSURANCE LITIGATION

Grace is a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products and expects that it will be named as a defendant in additional asbestos-related lawsuits in the future. Grace was a defendant in approximately 45,900 asbestos-related lawsuits on September 30, 1998 (17 involving claims for property damage and the remainder involving approximately 97,100 claims for personal injury), as compared to approximately 40,600 lawsuits on December 31, 1997 (18 involving claims for property damage and the remainder involving approximately 96,900 claims for personal injury).

Property Damage Litigation

Through September 30, 1998, 140 asbestos property damage cases were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in seven cases for a total of $60.3; and 197 property damage cases were settled for a total of $574.2. Property damage case activity for the nine months ended September 30, 1998 was as follows:

-------------------------------------------------------------------------------
Cases outstanding, December 31, 1997 ................................      18
New cases filed .....................................................       2
Settlements .........................................................      (2)
Dismissals ..........................................................      (1)
                                                                           --
     Cases outstanding, September 30, 1998 ..........................      17
                                                                           ==
-------------------------------------------------------------------------------

Personal Injury Litigation

Through September 30, 1998, approximately 13,500 asbestos personal injury lawsuits involving 30,400 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 41,900 lawsuits involving 104,900 claims were disposed of (through settlements and judgments) for a total of $336.4. Personal injury claim activity for the nine months ended September 30, 1998 was as follows:

-------------------------------------------------------------------------------
Claims outstanding, December 31, 1997 ...............................  96,933
New claims ..........................................................  16,873
Settlements ......................................................... (15,661)
Dismissals ..........................................................  (1,070)
Judgments ...........................................................      (5)
                                                                       ------
     Claims outstanding, September 30, 1998 .........................  97,070
                                                                       ======
-------------------------------------------------------------------------------

Asbestos-Related Liability

Based upon, and subject to, the factors discussed in Note 2 to the Consolidated Financial Statements in the 1997 10-K, Grace's estimate of its probable liability with respect to the defense and disposition of asbestos property damage and personal injury cases and claims as of the respective date, as well as the defense and disposition of personal injury cases and claims expected to be filed through 2002, was as follows on September 30, 1998 and December 31, 1997:

-------------------------------------------------------------------------------
                                                 SEPTEMBER 30,   December 31,
                                                      1998           1997
-------------------------------------------------------------------------------
Current liability for asbestos-
  related litigation ..........................      $106.8         $236.5
Noncurrent liability for asbestos-
  related litigation ..........................       541.8          619.4
                                                     ------         ------
     Total asbestos-related liability .........      $648.6         $855.9
                                                     ======         ======
-------------------------------------------------------------------------------

Asbestos-Related Insurance Receivable

Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. Activity in Grace's notes receivable from insurance carriers and asbestos-related insurance receivable during the nine months ended September 30, 1998 was as follows:

-------------------------------------------------------------------------------
NOTES RECEIVABLE
Notes receivable from insurance carriers on December 31, 1997,
  net of discount of $4.8 ..........................................   $ 31.3
Proceeds received under asbestos-related insurance settlements .....    (13.8)
Current period amortization of discount ............................      1.8
                                                                       ------
     Notes receivable from insurance carriers on
       September 30, 1998, net of discount of $3.0 .................   $ 19.3
                                                                       ------
INSURANCE RECEIVABLE
Asbestos-related insurance receivable on December 31, 1997 .........   $282.4
Proceeds received under asbestos-related insurance settlements .....    (51.4)
                                                                       ------
     Asbestos-related insurance receivable on September 30, 1998 ...   $231.0
                                                                       ------
     Total amounts due from insurance carriers .....................   $250.3
                                                                       ======
-------------------------------------------------------------------------------

Insurance Litigation

Grace's ultimate exposure with respect to its asbestos-related cases and claims will depend on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlements, and litigation costs. In Grace's opinion, it is probable that recoveries from its insurance carriers (including amounts reflected in the receivable discussed above), along with other funds, will be available to satisfy the property damage and personal injury cases and claims pending at September 30, 1998, as well as personal injury claims expected to be filed through 2002. Consequently, Grace believes that the resolution of its asbestos-related litigation will not have a material adverse effect on its consolidated financial position.


For additional information, see Note 2 to the Consolidated Financial Statements in the 1997 10-K.

3. DIVESTMENTS

Divestments

In May 1997, Grace sold its specialty polymers business to National Starch and Chemical Company for $148.0, subject to a purchase price adjustment. The sales and revenues of this business for the period from January through May 1, 1997 (the date of sale) were $24.9; its financial position and results of operations were not significant to Grace. In October 1997, Grace paid National Starch $1.9 in settlement of the purchase price adjustment. The sale of this business resulted in a pretax gain of $103.1, and an after-tax gain of $63.0.


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

Cocoa Business Divestment

In February 1997, Grace sold its cocoa business to Archer-Daniels-Midland Company (ADM) for total proceeds of $477.6 (inclusive of debt assumed by the buyer), subject to adjustment. The pretax and after-tax effects of the divestment were consistent with prior estimates and were charged against previously established reserves. In October 1997, ADM paid Grace an additional $7.9 (including $.4 of interest income) in settlement of the purchase price adjustment. In anticipation of this settlement, in the third quarter of 1997, Grace reversed previously recorded provisions of $12.4 (net of an applicable tax effect of $6.6), in discontinued operations.

Financial Information for Discontinued Operations

Results of discontinued operations for the three months and nine months ended September 30, 1998 and 1997 were as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended       Nine Months Ended
                                                                           September 30,           September 30,
                                                                          1998       1997         1998       1997
---------------------------------------------------------------------------------------------------------------------
Sales and revenues .................................................    $    --     $460.6       $431.2    $1,346.6
                                                                        -------     ------       ------    --------
Income from operations before taxes (1) ............................    $    --     $ 68.7       $  6.2    $  183.4
Income tax provision ...............................................         --       25.6          8.8        68.2
                                                                        -------     ------       ------    --------
     Income/(loss) from discontinued packaging operations ..........    $    --     $ 43.1       $ (2.6)   $  115.2
                                                                        -------     ------       ------    --------
Reversal of previously recorded provision for cocoa business........    $    --     $ 19.0       $   --    $   19.0
Income tax provision ...............................................         --        6.6           --         6.6
                                                                        -------     ------       ------    --------
Total income from discontinued operations ..........................    $    --     $ 55.5       $ (2.6)   $  127.6
                                                                        =======     ======       ======    ========
Basic earnings/(loss) per share from discontinued operations .......    $    --     $  .76       $ (.04)   $   1.73
Diluted earnings/(loss) per share from discontinued operations .....    $    --     $  .73       $ (.03)   $   1.67
---------------------------------------------------------------------------------------------------------------------

(1) Reflects allocated interest expense of $13.3 ($8.7 after-tax) through March 31, 1998, the date of the Spin-off and Merger, and $13.1 ($8.2 after-tax) and $44.7 ($28.1 after-tax) for the three months and nine months ended September 30, 1997, respectively, based on the ratio of the net assets of the Packaging Business compared to Grace's total capital. Results for the nine months ended September 30, 1998 also include $32.6 ($28.3 after-tax) of costs related to the Packaging Business transaction through March 31, 1998 and $8.4 ($5.5 after-tax) for a related pension plan curtailment loss.

The operating results of Grace's other discontinued operations have been charged against previously established reserves and are not reflected in the above results. The net assets of Grace's discontinued operations (excluding intercompany assets) on September 30, 1998 were as follows:

-------------------------------------------------------------------------------
                                                                 SEPTEMBER 30,
                                                                     1998
-------------------------------------------------------------------------------
Current assets .................................................     $ 6.7
Properties and equipment, net ..................................       3.4
Other assets ...................................................        .6
                                                                     -----
     Total assets ..............................................     $10.7
                                                                     -----

Current liabilities ............................................       2.1
Other liabilities ..............................................        .4
                                                                     -----
     Total liabilities .........................................       2.5
                                                                     -----
     Net assets of discontinued operations .....................     $ 8.2
                                                                     =====
-------------------------------------------------------------------------------

5.  OTHER BALANCE SHEET ITEMS

----------------------------------------------------------------------------------
                                                      SEPTEMBER 30,   December 31,
                                                           1998           1997
----------------------------------------------------------------------------------
INVENTORIES
Raw materials ........................................   $  44.2        $  47.9
In process ...........................................      12.8           10.3
Finished products ....................................      86.0           78.8
General merchandise ..................................      22.8           20.2
Less:  Adjustment of certain inventories to a
       last-in/first-out (LIFO) basis ................     (27.3)         (27.6)
                                                         -------        -------
                                                         $ 138.5        $ 129.6
                                                         =======        =======
----------------------------------------------------------------------------------
OTHER ASSETS
Prepaid pension costs ................................   $ 242.9        $ 245.2
Intangible asset - pension ...........................      18.5             --
Deferred charges .....................................      47.3           60.4
Long-term receivables, less allowance of $23.9
  (1997 - $16.1) .....................................      42.4           48.4
Long-term investments ................................      82.8           56.4
Notes receivable from insurance carriers, net of
   discount of $1.2 (1997 - $2.3) ....................       6.9           18.0
Other ................................................      16.1            8.9
                                                         -------        -------
                                                         $ 456.9        $ 437.3
                                                         =======        =======
----------------------------------------------------------------------------------
OTHER CURRENT LIABILITIES
Reserves for divested businesses .....................   $  85.6        $ 123.5
Liability for asbestos-related litigation ............     106.8          236.5
Accrued compensation .................................      33.0          121.9
Restructuring reserves ...............................      25.0           35.6
Environmental reserves ...............................      24.6           38.8
Accrued interest .....................................       4.2           22.5
Other ................................................     101.1           83.2
                                                         -------        -------
                                                         $ 380.3        $ 662.0
                                                         =======        =======
----------------------------------------------------------------------------------
OTHER LIABILITIES
Other postretirement benefits ........................   $ 214.2        $ 214.8
Environmental reserves ...............................     174.3          191.4
Pension benefits .....................................     128.5           91.0
Deferred compensation ................................      44.7           58.4
Long-term self-insurance reserves ....................      23.4           31.6
Other ................................................      58.2           61.9
                                                         -------        -------
                                                         $ 643.3        $ 649.1
                                                         =======        =======
----------------------------------------------------------------------------------

6.  EXTRAORDINARY ITEM

As discussed in Notes 1 and 4 above, Grace received a cash transfer of $1,256.6 in connection with the Spin-off and Merger. Grace used the transferred funds to repay substantially all of its debt. On March 31, 1998, Grace used $600.0 of the cash transfer to repay bank borrowings. On April 1, 1998, Grace repaid $611.3 principal amount of 8.0% Notes Due 2004, 7.4% Notes Due 2000, and 7.75% Notes Due 2002 (collectively, Notes), pursuant to a tender offer that expired on March 27, 1998. On April 1, 1998, Grace also repaid $3.5 principal amount of the Medium-Term Notes, Series A (MTNs) and $6.0 of sundry indebtedness.

As a result of this extinguishment of debt, Grace incurred a pretax charge of $56.3 ($35.2 after-tax, or a basic loss per share of $.47; diluted loss per share of $.44) for premiums paid in excess of the Notes' principal amounts and other costs incurred in connection with the purchase of the Notes and MTNs (including the costs of settling related interest rate swap agreements). These costs are presented as an extraordinary item in the Consolidated Statement of Operations in this Report.

On September 30, 1998 and December 31, 1997, the Company's short-term and long-term debt was as follows:

-------------------------------------------------------------------------------
                                                   SEPTEMBER 30,   December 31,
                                                       1998           1997
-------------------------------------------------------------------------------
SHORT-TERM DEBT
Bank borrowings                                       $ 236.1         $ 370.2
Commercial paper                                          6.7            34.0
Current maturities of long-term debt                     --                .5
Other short-term borrowing                                6.0             8.9
                                                      -------         -------
                                                      $ 248.8         $ 413.6
                                                      =======         =======
LONG-TERM DEBT
8.0% Notes Due 2004                                   $   5.7         $ 276.0
7.4% Notes Due 2000                                      24.7           248.7
7.75% Notes Due 2002                                      2.0           119.0
Medium-Term Notes, Series A                              --               8.5
Sundry indebtedness                                        .4             6.5
                                                      -------         -------
                                                      $  32.8         $ 658.7
                                                      =======         =======
-------------------------------------------------------------------------------

7.  SHAREHOLDERS' EQUITY

The Company is authorized to issue 300,000,000 shares of common stock. Of the common stock unissued on September 30, 1998, approximately 18,411,000 shares were reserved for issuance pursuant to stock options and other stock incentives.

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

In April 1998, the Company's Board of Directors approved a program to repurchase up to 20% of the Company's outstanding shares in the open market. Through September 30, 1998, the Company had acquired 2,318,200 shares of common stock for $36.0 under the program (an average price per share of $15.49). Cash payments for settled share repurchases were $35.5 through September 30, 1998.

During the first quarter of 1997, Grace substantially completed a share repurchase program initiated in 1996 by acquiring 6,306,300 additional shares of common stock for $335.9.

In 1997, Grace established a trust to fund certain deferred employee incentive compensation and nonemployee director compensation and benefits; the trust has been continued by the Company. Prior to the Packaging Business transaction discussed in Notes 1 and 4, the trust held only shares of Grace. Subsequent to the transaction, the trust held shares of common stock of the Company (classified as a component of Shareholders' Equity in the Consolidated Balance Sheet) and New Sealed Air common and convertible preferred stock (classified as a component of "Other assets" in the Consolidated Balance Sheet). The trust held 70,457 shares of the Company's common stock, 37,159 shares of New Sealed Air common stock and 32,932 shares of New Sealed Air convertible preferred stock on September 30, 1998 and 71,476 shares of Grace common stock on December 31, 1997.

For additional information, see Note 12 to the Consolidated Financial Statements in the 1997 10-K.


8.  STOCK INCENTIVE PLANS

As described in Note 14 to the Consolidated Financial Statements in the 1997 10-K, stock options have been granted under Grace's stock incentive plans. In connection with the transaction described in Notes 1 and 4 above, all outstanding options (other than those held by employees of the Packaging Business) became options to purchase the Company's common stock, and the number of shares covered by, and purchase prices of, such options were adjusted to preserve their economic value. The options held by employees of the Packaging Business became options to purchase common stock of New Sealed Air, and accordingly, were terminated with respect to Grace.

In April and May 1998, the Company granted a total of 76,200 shares of the Company's common stock to certain executives, subject to various restrictions. For more information, see the Form of Restricted Share Award Agreements filed with the Company's Form 10-Q for the Quarter ended March 31, 1998.

9.  PENSION PLANS

The Packaging Business transaction described in Notes 1 and 4 above required the Company to split certain pension plans and recognize a net curtailment loss for other plans. In accordance with Statement of Financial Accounting Standards
(SFAS) No. 88, " Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits," the Company recognized a net pretax loss of $8.4 for the three months ended March 31, 1998 in connection with these plans. The loss is comprised of the following in relation to active employees of the Packaging Business: (a) a $9.8 curtailment loss from the immediate recognition of prior service costs, (b) an $11.6 loss related to a contractual termination benefit, and (c) a $13.0 curtailment gain from the decrease in the projected benefit obligation. This net pretax loss is included in "Income/(loss) from discontinued operations" in the Consolidated Statement of Operations in this Report.


10.  EARNINGS PER SHARE

The following table reconciles the components of the calculation of basic and diluted earnings per share from continuing operations for the three-month and nine-month periods ended September 30, 1998 and 1997:

---------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended           Nine Months Ended
                                                                September 30,               September 30,
                                                             1998           1997          1998         1997
---------------------------------------------------------------------------------------------------------------
Income from continuing operations ........................  $ 26.3         $ 15.6        $ 63.6       $107.3
                                                            ------         ------        ------       ------
Weighted average common shares - basic calculation .......    74.6           73.7          75.1         73.9

Effect of dilutive securities:
     Employee stock options and restricted stock awards ..     3.9            2.3           5.1          2.3
                                                            ------         ------        ------       ------
Weighted average common shares - diluted calculation .....    78.5           76.0          80.2         76.2
                                                            ======         ======        ======       ======
BASIC EARNINGS PER SHARE .................................  $  .35         $  .21        $  .85       $ 1.45
                                                            ======         ======        ======       ======
DILUTED EARNINGS PER SHARE ...............................  $  .33         $  .20        $  .79       $ 1.41
                                                            ======         ======        ======       ======
---------------------------------------------------------------------------------------------------------------

11.  BUSINESS SEGMENT INFORMATION

The table below presents information related to Grace's operating business segments for the three-month and nine-month periods ended September 30, 1998 and 1997. Grace has restated pretax operating results for all periods presented to exclude previously allocated corporate expenses from the results of each business segment.

------------------------------------------------------------------------------------------
                                        Three Months Ended           Nine Months Ended
                                           September 30,               September 30,
                                        1998           1997         1998         1997
------------------------------------------------------------------------------------------
SALES AND REVENUES
     Grace Davison .................   $184.7         $175.9      $  541.1     $  526.0
     Grace Construction Products ...    135.2          128.9         366.2        359.7
     Darex Container Products ......     60.4           67.6         183.7        202.2
                                       ------         ------      --------     --------
TOTAL ..............................   $380.3         $372.4      $1,091.0     $1,087.9
                                       ======         ======      ========     ========

PRETAX OPERATING INCOME
     Grace Davison .................   $ 29.2         $ 25.0      $   81.9     $   73.3
     Grace Construction Products ...     19.9           16.0          43.7         37.5
     Darex Container Products ......      5.8            9.2          20.1         23.9
                                       ------         ------      --------     --------
TOTAL ..............................   $ 54.9         $ 50.2      $  145.7     $  134.7
                                       ======         ======      ========     ========
------------------------------------------------------------------------------------------

The sales and revenues and pretax operating income of Grace's business segments for the three-month and nine-month periods ended September 30, 1998 and 1997 are reconciled below to amounts presented in the Consolidated Statement of Operations.

--------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended           Nine Months Ended
                                                                     September 30,               September 30,
                                                                  1998           1997         1998         1997
--------------------------------------------------------------------------------------------------------------------
Sales and revenues - operating segments .......................  $380.3         $372.4      $1,091.0     $1,087.9
Other (1) .....................................................      --            --             --         24.9
                                                                 ------         ------      --------     --------
     Total sales and revenues .................................  $380.3         $372.4      $1,091.0     $1,112.8
                                                                 ======         ======      ========     ========
--------------------------------------------------------------------------------------------------------------------
Pretax operating income - operating segments ..................  $ 54.9         $ 50.2      $  145.7     $  134.7
Pretax operating income - divested business (1) ...............     -              -             -            3.8
Interest expense and related financing costs ..................    (3.9)          (7.8)        (15.1)       (18.6)
Interest income ...............................................     1.2            1.7           3.5          7.7
Corporate expenses ............................................    (9.1)         (23.9)        (29.9)       (61.6)
Provision for restructuring ...................................     -              -             -           (4.0)
Gain on sale of business ......................................     -              -             -          103.1
Other, net ....................................................    (0.1)           4.3           0.1          8.1
                                                                 ------         ------      --------     --------
     Income from continuing operations before income taxes ....  $ 43.0         $ 24.5      $  104.3     $  173.2
                                                                 ======         ======      ========     ========
--------------------------------------------------------------------------------------------------------------------

(1) Consists of Grace's specialty polymers business, divested in May 1997.


12.  COMPREHENSIVE INCOME/(LOSS)

In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the reporting of changes in equity resulting from certain transactions and economic events, other than changes reflected in the Consolidated Statement of Operations. The tables below present the pretax, tax and after-tax components of the Company's other comprehensive income/(loss) for the nine months ended September 30, 1998:

--------------------------------------------------------------------------------------------------------
                                                                                  Tax
Other Comprehensive Income/(Loss)                                  Pretax     (Expense)/     After-
Nine Months Ended September 30, 1998                               Amount       Benefit    Tax Amount
--------------------------------------------------------------------------------------------------------
Foreign currency translation adjustments ......................   $ (11.6)     $     --      $ (11.6)
                                                                  -------      --------      -------
Unrealized gain on security:
     Unrealized holding gains arising during period ...........      22.5          (7.8)        14.7
Reclassification adjustment for gains realized in net income ..      (2.2)          0.7         (1.5)
                                                                  -------      --------      -------
Net unrealized gains ..........................................      20.3          (7.1)        13.2
                                                                  -------      --------      -------
Minimum pension liability adjustments .........................     (15.2)          5.3         (9.9)
                                                                  -------      --------      -------
Other comprehensive loss ......................................   $  (6.5)     $   (1.8)     $  (8.3)
                                                                  =======      ========      =======
--------------------------------------------------------------------------------------------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

THIRD QUARTER 1998 AS COMPARED TO THIRD QUARTER 1997

SALES

Grace is primarily engaged in specialty chemicals businesses on a worldwide basis. These businesses consist of catalysts and silica-based products (Grace Davison), specialty construction chemicals and building materials (Grace Construction Products), and container sealants and coatings (Darex Container Products). Grace Davison, which contributes approximately 50% of Grace's annual sales, Grace Construction Products (33% of total sales), and Darex Container Products (17% of sales) are Grace's core businesses and constitute its three operating business segments.

Sales and revenues of these segments increased 2.1% to $380.3 million in the third quarter of 1998; excluding translation, these sales grew 6.2%. Grace Davison sales grew 8.2% on strong worldwide catalysts sales. Grace Construction Products sales increased 8.4%, with strong sales in the rest of the world more than offsetting weakness in Southeast Asia. Darex Container Products sales declined 3.0% for the quarter due to global economic troubles that have reduced demand for customers' end products, particularly can sealants in North America and Asia Pacific.

EARNINGS

It is difficult to compare 1998 to 1997 considering the operational changes Grace initiated with the Spin-off of the Packaging Business in the first quarter of 1998. While the three operating business segments were impacted by the transaction, Grace's corporate expenses such as overhead, interest, and taxes, were the most affected. For more information on the Packaging Business transaction, refer to Notes 1 and 4 in this Report.

Pretax income from continuing operations was $43.0 million, up significantly from $24.5 million in 1997. While some of the improvement can be attributed to gross margins in the operating segments, much of the earnings growth is due to operating expense reductions.

General and administrative expenses declined $14.8 million, primarily due to lower charges for employee compensation programs. With the change in business structure, Grace management initiated stock-based compensation plans to more directly align management's performance incentives with shareholder objectives.

In addition, overhead expenses declined as a result of restructuring activities undertaken in connection with the Packaging Business transaction, as well as ongoing cost containment efforts initiated in 1997.

Included in the third quarter 1997 earnings was a gain on the sale of real property of $6.6 million.

Interest expense and related financing costs for continuing operations were $3.9 million in third quarter 1998, down from $7.8 million in third quarter 1997. Including the interest expense and related financing costs allocated to discontinued operations, total interest costs amounted to $20.9 million for third quarter 1997. While the average interest rate decreased approximately 100 basis points, most of the decline in interest costs was due to lower average debt levels as a result of using the $1,256.6 million cash transfer related to the Spin-off and Merger to pay down substantially all of Grace's debt (see Note 6 in this Report).

Grace's effective tax rate was 39.0% for the third quarter of 1998, versus 36.4% in 1997. The higher effective tax rate resulted primarily from increases in taxable income of the Company's worldwide operations in jurisdictions with higher effective tax rates.

Included in 1997 third quarter net income of $71.1 million were earnings from discontinued operations of $55.5 million.


FIRST NINE MONTHS OF 1998 AS COMPARED TO THE FIRST NINE MONTHS OF 1997

SALES

Year-to-date sales and revenues of Grace's three operating segments were essentially flat with 1997, but increased 5.0% before currency translation. Grace Davison sales grew 7.3% on double-digit catalyst sales growth, despite flat sales from its silica-based products. Grace Construction Products sales increased 5.4% in the face of continued weak economic conditions in Southeast Asia. Darex Container Products sales declined 1.8% as can sealants continued to struggle.

Including the sales and revenues of the Specialty Polymers business, divested May 1997, Grace's total sales for the first nine months of 1998 decreased 2.0% versus 1997.

EARNINGS

For the first nine months of 1998, pretax income from continuing operations was $104.3 million, down from $173.2 million in 1997 due primarily to the $103.1 million gain on the sale of the Specialty Polymers business in 1997.

Year-to-date general and administrative expenses decreased $32.1 million (excluding the operating results of Specialty Polymers before divestment), primarily due to a $16.9 million decline in employee compensation programs. Also contributing to the decline were ongoing cost containment efforts and the results of restructuring activities.

Year-to-date interest expense and related financing costs for continuing operations were $15.1 million, down from $18.6 million in 1997. Including the interest expense and related financing costs allocated to discontinued operations, total interest costs amounted to $28.5 million in 1998 and $63.3 million in 1997. This decline is primarily due to significantly lower average debt levels, as substantially all of Grace's debt was paid down by April 1, 1998 (see Note 6 in this Report).

In the second quarter of 1997, Grace recorded a pretax restructuring charge of $4.0 million ($2.6 million after-tax) in continuing operations. This charge primarily consisted of costs incurred by Darex Container Products and corporate costs resulting from the restructuring of the Packaging Business from a group of regional units into an integrated global organization. The charge was primarily composed of employee termination costs and asset write-downs for certain corporate research facilities.

In May 1997, Grace sold its Specialty Polymers business to National Starch and Chemical Company for $148.0 million, subject to a purchase price adjustment. The year-to-date 1997 sales and revenues of this business were $24.9 million; its financial position and results of operations were not significant to Grace. In October 1997, Grace paid National Starch $1.9 million in settlement of the purchase price adjustment. The sale of this business resulted in a pretax gain of $103.1 million, or $63.0 million after tax.

Grace's effective tax rate for the first nine months of 1998 was 39.0% versus 36.9% in 1997. The higher effective tax rate resulted primarily from increases in taxable income of the Company's worldwide operations in jurisdictions with higher effective tax rates.

Grace reported year-to-date net income of $25.8 million, versus $234.9 million in 1997. Included in 1998 net income was a $2.6 million loss from discontinued operations and the extraordinary loss from the early extinguishment of debt as described in Note 6 in this Report. 1997 net income included earnings from discontinued operations of $127.6 million and the gain on the sale of Specialty Polymers mentioned above.








The following discussion includes projections and/or other "forward-looking" information. Grace is subject to risks and other uncertainties that could cause its actual results to differ materially from any such projections or that could cause other forward-looking information to prove incorrect. For a discussion of such risks and uncertainties, see "Introduction and Overview - Projections and Other Forward-Looking Information" in Item 1 of the 1997 10-K and "Certain Risk Factors" in the Company's Information Statement dated February 13, 1998.

GRACE DAVISON

THIRD QUARTER 1998 AS COMPARED TO THIRD QUARTER 1997

SALES

Grace Davison is a leading global supplier of catalysts and silica products. Refining catalysts, representing approximately 58% of total Davison sales, include fluid cracking catalysts (FCC) used by petroleum refiners to convert distilled crude oil into more valuable transportation fuels and other petroleum-based products, and hydroprocessing catalysts that upgrade heavy oils and remove certain impurities. Silica products and adsorbents (28% of Davison sales) are used in a wide variety of industrial and consumer applications. Polyolefin catalysts and catalyst supports (11% of total Davison sales) are essential components in the manufacture of polyethylene resins used in products such as plastic film, high performance plastic pipe, and plastic household containers.

Grace Davison's sales and revenues of $184.7 million grew 5.0% for the third quarter of 1998. Excluding the effect of currency translation, sales grew 8.2% as a result of strong polyolefin and refining catalysts sales. Volume growth of 5.5%, coupled with favorable price/mix variances of 2.7%, drove the sales improvement.

The following discussion of Grace Davison sales excludes the effect of currency translation.

    Refining catalysts sales increased 8.7%, led by a favorable price/mix variance of 5.4%, reflecting a continued shift toward higher grade catalysts, particularly in North America and Asia Pacific. Europe volumes grew 8.3% as a result of increased shipments to existing and new customers in the hydroprocessing market. North America experienced volume declines of 1.0% primarily due to reduced refinery usage of FCC's, partially offset by increased shipments of hydroprocessing catalysts. A new hydroprocessing plant was brought on-stream in April 1998 and is currently operating at approximately 65% of capacity.

    Polyolefin catalysts sales increased significantly on strong sales volumes in all geographic regions. Volume growth of 29.3% continued to reflect the strength of Grace Davison's catalysts as recognized by the plastics manufacturing industry. Grace Davison is investing to add capacity by early next year in order to meet anticipated demand. If the profitability of the resin manufacturing industry continues to be stressed by new manufacturing capacity, pressure will likely be placed upon polyolefin catalysts pricing.

    Silicas and adsorbents sales increased 1.8% as volume gains in Europe and Asia Pacific offset continued volume declines in the North American dentifrice market, where consumer preferences favored toothpaste brands that do not contain Grace Davison silicas. Price/mix was slightly favorable as increased sales of value-added premium products in Asia Pacific and North America offset worldwide competitive pricing pressures that have impacted the insulated glass market, particularly in Europe.

EARNINGS

Grace Davison's pretax operating income increased 16.9% to $29.2 million. Excluding currency translation, operating income grew 22.8%.

Gross margins improved $5.1 million primarily as a result of manufacturing efficiencies due to increased volumes and cost containment efforts, and favorable sales price/mix variances.

Factory administration and depreciation expenses increased as new plants were brought on-stream during 1998.

Selling and general and administrative costs were flat with 1997. Increased Year 2000 and SAP costs were offset by lower expenses related to employee compensation programs.

In keeping with Grace's dedication to new technology, research and development costs increased as a result of ongoing organometallic research.

FIRST NINE MONTHS OF 1998 AS COMPARED TO THE FIRST NINE MONTHS OF 1997

SALES

For the first nine months of 1998, Grace Davison's sales and revenues of $541.1 million increased 2.9%. Excluding the effect of currency translation, sales increased 7.3%, primarily due to volume growth in all product lines totaling 7.5%.

The following discussion of Grace Davison sales excludes the effect of currency translation.

    Refining catalysts sales grew 10.6%, primarily as a result of higher worldwide volumes driven by increased refinery catalyst usage, a shift toward higher quality catalysts, and new refinery business in Indonesia and China. Future Grace Davison sales into China may be impacted by a governmental effort to push refineries to use local catalysts.

    Polyolefin catalysts sales improved significantly, especially in North America and Asia Pacific. Worldwide volume growth of 20.8% continued to reflect the strength of Grace Davison's catalysts as recognized by the plastics manufacturing industry.

    Silicas and adsorbents sales were essentially flat due to the continued problems in the North America dentifrice market and pricing pressures for global IG molecular sieves. In addition, volumes declined in Latin America due to weakened economic conditions in Brazil and a decline in demand for beer gels. Offsetting these declines were volume gains in Europe as Grace Davison has increased market share in the insulated glass molecular sieves market.

EARNINGS

In the first nine months of 1998, Grace Davison's pretax operating income of $81.9 million improved 11.6%. Excluding the effect of currency translation, operating income improved 19.2%.

Gross margins improved $10.3 million, which continued to reflect increased sales and manufacturing productivity improvements.

The reduction in general and administrative expenses related to reduced employee compensation programs was more than offset by increased factory administration and depreciation expenses due to new plants brought on-stream in 1998 and the continued focus on research and development.


GRACE CONSTRUCTION PRODUCTS

THIRD QUARTER 1998 AS COMPARED TO THIRD QUARTER 1997

SALES

Grace Construction Products is a leading supplier of specialty chemicals and building materials to the nonresidential (commercial and government) construction industry, and to a lesser extent, the residential construction industry. Specialty construction chemicals, which contribute approximately 60% of Grace Construction Products sales, add strength, control corrosion, and enhance the handling and application of concrete. Specialty building materials prevent water damage to structures and protect structural steel against collapse due to fire.

Grace Construction Products sales and revenues were $135.2 million, a 4.9% increase over 1997. Excluding the effect of currency translation, sales increased 8.4%. Volumes increased 6.9%, up in each region except Asia Pacific, where volumes were down 12.9%.

The following discussion of Grace Construction Products sales excludes the effect of currency translation.

    Specialty construction chemicals sales increased 7.8%, driven by value-added concrete and masonry products in North America and Europe. In Asia Pacific, volumes decreased as a result of the continued economic weakness in Southeast Asia; exceptions in the region were Australia and Taiwan, where sales were up 8.7% and 58.1%, respectively, versus 1997. Grace Construction Products continues to focus its efforts to take advantage of its position in the stronger economies in the region.

    Specialty building materials sales increased 9.2% on higher waterproofing and fire protection volumes in North America and Europe.

EARNINGS

Grace Construction Products' pretax operating income of $19.9 million increased 24.2%. Excluding the effect of currency translation, pretax operating income was up 27.0%.

Gross margin was up slightly compared to 1997 and reflects sales increases and improvements in manufacturing processes, production rates, and material costs. Partially offsetting these improvements is a non-recurring charge taken during the quarter for the start-up of a new calcium nitrite plant commissioned in September 1998. Asia Pacific margins declined, reflecting sales volume decreases, as well as the effect of local currency prices combined with raw materials and some finished products imported from the United States. In an effort to minimize this currency impact, Grace Construction Products has implemented a program to qualify local raw material sources.

Similar to Grace's consolidated results, general and administrative expenses related to employee compensation programs were down. In the first quarter of 1998, a $1.0 million charge was taken for workforce reductions in the European organization for waterproofing products. The benefit is seen in the third quarter as selling expenses for Europe waterproofing were down 15.8% from the third quarter 1997 level.

FIRST NINE MONTHS OF 1998 AS COMPARED TO THE FIRST NINE MONTHS OF 1997

SALES

Grace Construction Products sales and revenues for the first nine months of 1998 were $366.2 million, a 1.8% increase over 1997. Excluding the effect of currency translation, sales increased 5.4%, primarily on volume increases in all product groups and across all regions except Asia Pacific.

The following discussion of Grace Construction Products sales excludes the effect of currency translation.

    Similar to third quarter, sales of specialty construction chemicals were up 7.8% with strong volumes in every region except Asia Pacific and worldwide favorable price/mix.

    Sales of specialty building materials increased 2.2% with increased volumes in every region except Asia Pacific.

EARNINGS

In the first nine months of 1998, pretax operating income of $43.7 million increased 16.4% over the same period in 1997. Gross margins increased $5.3 million compared to 1997, driven by sales increases and margin improvements from value-added product penetration and manufacturing cost reduction programs. The general and administrative expense reductions (down 9.9%) also contributed to the year-to-date earnings improvement.

DAREX CONTAINER PRODUCTS

THIRD QUARTER 1998 AS COMPARED TO THIRD QUARTER 1997

SALES

Darex Container Products is a leading global producer of can sealants, closure sealants, coatings for metal packaging, and other related products. Can sealants, which represent approximately 50% of Darex's sales, hermetically seal beverage, food, and other cans; closure sealants (15% of sales) seal glass and plastic bottles and jars used in beverage and food applications; coatings (20% of sales) protect metal packaging from corrosion and its contents from the influences of the metal.

Darex Container Products sales and revenues of $60.4 million were down 10.6% from third quarter 1997. Excluding the effect of currency translation, sales declined 3.0%. Contributing to Darex's sales decline were the divestments of a niche segment of the coatings business in Europe (September 1997) and the can forming lubricants business in North America (May 1998). Excluding the impact of these divestments, sales were essentially flat before currency translation.

The following discussion of Darex Container Products sales excludes the effect of currency translation.

    Can sealant sales decreased 4.0%, primarily due to volume decreases, especially in the Asia Pacific region. Asia Pacific volumes were down due to continued poor economic conditions in Japan and the continued trends toward conversion to two-piece cans and the use of plastic bottles in lieu of cans. The region's volume decline was partially offset by a favorable price/mix variance. North America volumes were lower due to a significant reduction in the California tomato harvest, which resulted in decreased demand for can sealants. Coatings sales increased 6.6%, led by market share gains in Latin America.

EARNINGS

Darex Container Products' pretax operating income of $5.8 million decreased 36.8% from third quarter 1997 (a 27.6% decline excluding currency translation). Total gross margins declined 1.6 percentage points, due to lower sales of high-margin products and higher raw material costs. Partially offsetting these declines were lower operating expenses resulting from cost reduction actions implemented in late 1997 and the consolidation of research and development sites.

Included in operating income were gains on the sales of real property of $.7 million in the third quarter of 1998 and $2.7 million in the third quarter of 1997.

FIRST NINE MONTHS OF 1998 AS COMPARED TO THE FIRST NINE MONTHS OF 1997

SALES

Darex Container Products sales and revenues for the first nine months of 1998 were $183.7 million, down 9.1% from 1997. Excluding the effect of currency translation, sales decreased 1.8%. Excluding the sales related to the divestments mentioned above and the termination of an alliance in Brazil (May
1997), sales were essentially flat with 1997 before currency translation.

The following discussion of Darex Container Products sales excludes the effect of currency translation.

    Year-to-date, can sealant sales were down 2.6%. In addition to the continued challenges in Asia Pacific, Latin America sales were down 11.8%, primarily due to the weakened economy in Brazil.

    Closure sealant sales increased 6.4%, primarily in Latin America and Asia Pacific. Latin America volumes were up due to increased demand of dryblends in Mexico. The sales increase in Asia Pacific was mainly due to increased customer demand in Japan for food applications and market share gains in the Philippines.

    Coatings sales increased 4.2%, with strong sales in Latin America and Asia Pacific more than offsetting a decline in Europe due to the divestment of a niche segment of the coatings business. In addition to the market share gains in Latin America, Darex also experienced increased sales in Asia Pacific on market share gains in the Philippines.

EARNINGS

Year-to-date pretax operating income decreased 15.6% to $20.1 million in the first nine months of 1998 (an 8.1% decline excluding currency translation). Lower operating expenses continued to partially offset the impact of gross margin declines.

Included in year-to-date 1998 operating income were a $1.5 million gain from the sale of the can forming lubricants business (May 1998) and a $.7 million gain on the sale of real property (September 1998), as compared to a $2.7 million gain on the sale of real property reported in third quarter 1997.


DISCONTINUED OPERATIONS

PACKAGING BUSINESS

As discussed in Notes 1 and 4 to the interim consolidated financial statements in this Report, the Spin-off and Merger were completed on March 31, 1998. Results from discontinued operations for the first nine months of 1998 included $32.6 million ($28.3 million after-tax) of costs related to the Packaging Business transaction and $8.4 million ($5.5 million after-tax) for a related pension plan curtailment loss.

COCOA BUSINESS DIVESTMENT

In February 1997, Grace sold its cocoa business to Archer-Daniels-Midland Company (ADM) for total proceeds of $477.6 million (inclusive of debt assumed by the buyer), subject to adjustment. The pretax and after-tax effects of the divestment were consistent with prior estimates and were charged against previously established reserves. In October 1997, ADM paid Grace an additional $7.9 million (including $.4 million of interest income) in settlement of the purchase price adjustment. In anticipation of this settlement, in the third quarter of 1997 Grace reversed previously recorded provisions of $12.4 million (net of an applicable tax effect of $6.6 million), in discontinued operations.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The increase in cash used in the first nine months of 1998 was primarily due to the expenditure of $142.1 million for the defense and disposition of asbestos-related litigation, net of amounts received from settlements with certain insurance carriers in connection with such litigation, as compared to the net cash outflow of $34.9 million for asbestos-related litigation in the first nine months of 1997, and an increase in long-term incentive compensation program disbursements of approximately $60.0 million in 1998 compared to 1997. The decrease in net pretax cash provided by operating activities of discontinued operations from the first nine months of 1997 reflects that the Packaging Business operating results are included for only the first three months of 1998 due to the spin-off while a full nine months of Packaging Business operating results are included in 1997.

The increase in notes and accounts receivable of $43.2 million in the first nine months of 1998 reflects seasonality in the Grace Construction Products business, increased Grace Davison sales in Asia Pacific, and the temporary delay in payments by two Grace Davison customers. Accounts receivable are expected to decrease in the fourth quarter of 1998 from third quarter levels due to collection of the Grace Construction Products and Grace Davison receivables discussed above. Expenditures for defense and disposition of asbestos-related litigation in the first nine months of 1998 were impacted by two large settlements (one for bodily injury and one for property damage). Although the probable cost of defending against and disposing of asbestos-related claims cannot be predicted with certainty, 1999 expenditures are expected to be significantly below the 1998 level. The prior year's long-term incentive compensation program was discontinued in 1998. Future disbursements on the runoff of existing plans will total less than $5.0 million over the next two years.

The decrease in cash from investing activities was primarily due to the receipt of net proceeds from divestments in the first nine months of 1997 (most of which related to the divestment of the cocoa business), partially offset by a reduction in net investing activities of discontinued operations. Grace made capital expenditures of $65.1 million in the nine months ended September 30, 1998, primarily related to the Grace Davison business. Grace anticipates that total 1998 capital expenditures will not exceed $100.0 million, all of which will be directed towards its operating business segments.

In connection with the Packaging Business transaction, Grace received $1,256.6 million in cash, which was used to repay substantially all of its debt. On March 31, 1998, Grace used $600.0 million of the cash transfer to repay bank borrowings. On April 1, 1998, Grace repaid $611.3 million principal amount of Notes pursuant to a tender offer that expired on March 27, 1998. On April 1, 1998, Grace also repaid $3.5 million principal amount of MTNs and $6.0 million of sundry indebtedness. As a result of this extinguishment of debt, Grace incurred an after-tax charge of $35.2 million for premiums paid in excess of the Notes' principal amounts and other costs related to the purchase of the Notes and MTNs (including the costs of settling related interest rate swap agreements). These costs are presented as an extraordinary item in the Consolidated Statement of Operations in this Report.

On September 30, 1998, Grace had committed borrowing facilities totaling $850.0 million, consisting of $600.0 million under a 364-day facility expiring in May 1999 (extendible for successive 364-day periods at the discretion of Grace and the lenders) and $250.0 million under a long-term facility expiring in May 2003. These facilities also supported the issuance of commercial paper and bank borrowings, of which $242.8 million was outstanding on September 30, 1998.

Grace has targeted a ratio of debt to EBITDA (earnings before interest, taxes and depreciation and amortization) of less than 1.0, although Grace will continue to have the flexibility to exceed this target as business needs dictate. The debt to EBITDA ratio for the twelve months ended September 30, 1998 was estimated at 1.2.

During the first quarter of 1997, Grace substantially completed the share repurchase program initiated in 1996 by acquiring 6,306,300 additional shares of its common stock for $335.9 million. Prior to year-end 1997, Grace retired all of its treasury stock using the cost method.

In April 1998, the Company's Board of Directors approved a new program to repurchase up to 20% of the Company's outstanding shares in the open market. Through September 30, 1998, the Company had acquired 2,318,200 shares of common stock for $36.0 million under the program (an average price per share of $15.49). Cash payments for settled share repurchases were $35.5 million through September 30, 1998. This program is expected to be executed over time, depending on market conditions and other factors.

Grace believes that cash flows generated from future operations and committed borrowing facilities will be sufficient to meet its cash requirements for the foreseeable future.

CROSFIELD ACQUISITION

In October 1998, Grace terminated its April 1998 agreement with Imperial Chemical Industries PLC to acquire its Crosfield catalysts and silicas business for $455.0 million. The agreement was terminated because the parties were unable to obtain U.S. Federal Trade Commission clearance of the complete transaction as negotiated. The termination of the agreement did not subject Grace to any termination fees except for a nominal investment banker fee and legal expenses.

ASBESTOS-RELATED MATTERS

Through September 30, 1998, Grace paid $142.1 million for the defense and disposition of asbestos-related property damage and personal injury litigation (including payments made under a property damage settlement and a block settlement of personal injury claims effected in 1997), net of amounts received under settlements with insurance carriers. Although the total amount to be paid in 1998 with respect to asbestos-related claims (after giving effect to payments to be received from insurance carriers) cannot be precisely estimated, Grace expects that it will expend approximately $170.0 million (pretax) in 1998 to defend against and dispose of such claims (after giving effect to anticipated insurance recoveries). The amounts, with respect to the probable cost of defending against and disposing of asbestos-related claims and probable recoveries from insurance carriers, represent estimates and are on an undiscounted basis; the outcomes of such claims cannot be predicted with certainty.

See Note 2 to the interim consolidated financial statements in this Report for further information concerning asbestos-related lawsuits and claims.

ENVIRONMENTAL MATTERS

In April 1998, Grace reached a settlement with the federal government relating to a site in Wayne, New Jersey. Under the terms of the settlement, which remains subject to court approval, Grace will pay approximately $32.0 million in settlement of claims by the U.S. Army Corps of Engineers, the U.S. Environmental Protection Agency and the U.S. Departments of Energy and the Interior. Grace has paid $19.0 million of this amount into an escrow account and will pay the remaining $13.0 million over the next two years. All amounts paid and to be paid in the settlement are being charged against previously established reserves.

For additional information relating to environmental liabilities, see Note 11 to the Consolidated Financial Statements in the 1997 10-K.


YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

OVERVIEW

Grace has reviewed its Year 2000 compliance efforts by business segment. Each business segment and Grace Corporate has appointed a project leader to coordinate a comprehensive review of all systems used by Grace to determine to what extent Grace may be affected by the failure of its systems to be Year 2000 compliant. In addition, the project leader for Grace Corporate also functions as Grace's overall Project Director, reporting directly to the Chief Executive Officer.

Grace is reviewing both its information technology ("IT") and non-information technology ("non-IT") systems for Year 2000 compliance. IT systems include hardware, infrastructure, local and wide area networks, software, application systems, electronic data exchange and interfaces. Non-IT systems cover process control and manufacturing support equipment, laboratory systems, instruments and scales, telecommunications, and facility and utility support systems. Non-IT systems include systems containing date dependent software as well as embedded date dependent chip technology. Grace is targeting to achieve Year 2000 compliance for all of its critical IT and non-IT systems by mid-1999.

GRACE'S CURRENT STATE OF YEAR 2000 READINESS

INVENTORY: Grace is currently documenting the inventory of its IT and non-IT systems that could potentially be affected by the Year 2000 issue for each of its business segments and Grace Corporate. All systems are being prioritized as being either critical or non-critical. A critical system is one where failure to be Year 2000 compliant may have a material adverse effect on health and safety, the environment or on Grace's financial condition or results of operations. A non-critical system is one where failure to be Year 2000 compliant could produce brief business interruptions or system failures that may be remedied promptly and that are not reasonably likely to have any such material adverse effect.

The inventory of IT systems is approximately 90% complete for both critical and non-critical systems. The inventory of non-IT systems is approximately 60% complete for both critical and non-critical systems. Grace expects to complete the inventories by the end of January 1999.

COMPLIANCE: Of the critical items currently inventoried as having possible Year 2000 issues, approximately 50% have been identified as Year 2000 compliant. The remaining items are either known to be non-compliant or their compliance status has not yet been determined.

Grace expects to have test plans to determine the compliance of all critical items potentially affected by the Year 2000 issue available by the end of January 1999 and to complete all testing for compliance of these items by the end of February 1999.

For non-IT systems, Grace's most significant Year 2000 exposure is with the process control systems that control the major Grace Davison plants. Grace has requested the vendor that supplies a majority of the primary digital control systems for key Grace Davison plants in North America, to perform a Year 2000 anlaysis of their respective systems. The results of this analysis for three of the North American plants indicate that the hardware and the system operating and application software associated with these systems have no significant Year 2000 problems. The analysis for the remaining North American plants is in process. Grace is considering whether to use this approach or develop internal compliance tests, to determine Year 2000 compliance of digital control systems for other plants outside of North America.

Grace Construction Products' facilities primarily utilize a batch process approach for manufacturing and have limited automated process controls that may be directly impacted by Year 2000 issues. Darex Container Products has more than 20 manufacturing facilities worldwide and certain facilities have automated process controls that are being reviewed for Year 2000 compliance.

Grace is also contacting its key customers and vendors (including telecommunications and utility providers, banks and governmental agencies) in an effort to ascertain their compliance status. Grace expects to complete the assessment of the Year 2000 status of its key customers and vendors by the end of April 1999.

REMEDIATION AND TESTING: Grace is targeting to have remediation plans (including validation testing) in place for all critical IT and non-IT systems that are shown to be non-compliant by the end of February 1999, and to have completed the remediation of all such systems by mid-1999. Remediation for non-critical systems will take place throughout 1999. Grace will have contingency plans in place for those non-critical systems that have not been remediated by the end of 1999.

Grace will primarily use internal resources to validate the remediation procedures as they relate to critical IT and non-IT systems. The Grace Year 2000 Project Director will review the Grace Year 2000 effort on an on-going basis, reporting regularly to the Audit Committee of the Board of Directors of Grace.

A major component of Grace's IT remediation activity is in place as a result of the conversion of its financial and certain operational support systems to programs using software of SAP America, Inc. (SAP), which has represented that its systems used by Grace are Year 2000 compliant. Grace commenced this project in 1995 irrespective of its Year 2000 efforts. Grace Construction Products and Darex Container Products have completed the implementation of the SAP software in North America and many countries throughout the rest of the world, and expect to complete the implementation in the remaining countries by mid-1999.

Grace Davison is implementing SAP in conjunction with Grace Construction Products and Darex Container Products in Asia Pacific and Latin America, respectively. In North America and Europe, Grace Davison will not convert to SAP until after December 31, 1999. Until Grace Davison converts to SAP, it plans to install new software releases to upgrade existing systems and is contracting with outside programming services to resolve its Year 2000 issue in North America, with completion expected by the second quarter of 1999. In Europe, Grace Davison uses a largely internally developed software program that is now supported and maintained by a third party, to provide its business and financial systems support. Grace has contracted with such third party to provide Grace Davison with a version of system software that is Year 2000 compliant.

COSTS

Grace estimates that the total cost of its Year 2000 efforts is not expected to exceed $10.0 million, of which approximately $1.0 million has been spent to date. This amount excludes the cost of the SAP implementation since, despite being a critical component of the Grace Year 2000 remediation effort, this was a project that was already planned and was not accelerated due to Year 2000 issues. No material IT or non-IT projects were delayed due to the Grace Year 2000 remediation effort.

CONTINGENCY PLANS

Grace does not currently have in place any formal contingency plans to cover situations where systems are not remediated on a timely basis. Grace will be developing such contingency plans covering all critical IT and non-IT systems during the first and second quarters of 1999. Contingency plans will also be developed for some non-critical systems that will not be tested or remediated; such contingency plans will provide for the remediation of these systems in the event that they are affected by Year 2000 issues. Contingency plans will also address key customer and vendor non-compliance for Year 2000.

RISK

If Grace fails to take any remedial action, Year 2000 non-compliance could have a material adverse effect on the financial condition or results of operations of Grace. In particular, the failure of process control equipment, infrastructure such as utilities, or non-compliance by third parties could affect the ability of Grace to manufacture products and meet the demands of its customers. Also, the failure of Grace's wide area communications network could disrupt its SAP systems and financial reporting processes. However, Grace believes that the efforts being taken to ensure Year 2000 compliance outlined above, together with contingency planning, will be effective to minimize interruptions or loss of business, or environmental, health and safety risks.

The foregoing Year 2000 discussion is based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the readiness of third parties and Grace's ability to respond to unforeseen Year 2000 complications.

THE EURO

Effective January 1, 1999, eleven of the fifteen member countries of the European Union will adopt one common currency known as the euro. Grace's operating business segments affected by the euro conversion have established plans to address the issues raised by the euro currency conversion. These issues include, among other things, the impact of one currency on pricing and the need to adapt computer and financial systems and certain business processes to accommodate the euro-denominated transactions.

The Company's financial systems and business processes currently accommodate multiple currencies. Grace's plans contemplate conversion by modifications to current systems at a nominal cost or completion of the implementation of the new SAP system software in Europe. Grace will consider the change in functional currency for the eleven member countries by the year 2000. Due to numerous uncertainties, Grace cannot reasonably estimate the effects that European conversion to one common currency will have on pricing for products or suppliers costs and the resulting impact, if any, on the results of operations, financial position or liquidity of its European businesses, but it is not expected to have a material adverse effect on Grace's consolidated financial position. Grace's diversification of production sites and product lines for its operating businesses should mitigate any significant impact from the euro conversion.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first six months of 1998, Grace terminated its position in all interest rate swap agreements which were outstanding on December 31, 1997. The interest rate swap agreements were used to modify the rate profile of the underlying debt and were not used for trading purposes. Grace had no outstanding interest rate swap agreements on September 30, 1998. For further information concerning Grace's quantitative and qualitative disclosures about market risk, refer to Note 10 in the Consolidated Financial Statements in the 1997 10-K.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Note 2 to the interim consolidated financial statements in Part I of this Report is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits. The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

         10.1 Employment Agreement, dated October 26, 1998, by and between the Company and Paul J. Norris

         10.2 Consulting Agreement, dated August 3, 1998, by and between the Company and Robert H. Beber

         12.1 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends

         27.1   Financial Data Schedule

         (b) Reports on Form 8-K. The following reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 1998. None of these reports contained any financial statements.

         1. Form 8-K, dated July 14, 1998, as filed with the Securities and Exchange Commission on July 14, 1998.

         2. Form 8-K, dated July 23, 1998, as filed with the Securities and Exchange Commission on July 28, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               W. R. GRACE & CO.
                             ---------------------
                                  (Registrant)


DATE:  November 12, 1998                    By: /s/ Kathleen A. Browne
                                                -----------------------------
                                                Kathleen A. Browne
                                                Vice President and Controller
                                                (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.   Description of Exhibit
-----------   ----------------------

   10.1 Employment Agreement, dated October 26, 1998, by and between the Company and Paul J. Norris

   10.2 Consulting Agreement, dated August 3, 1998, by and between the Company and Robert H. Beber

   12.1 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends

   27.1       Financial Data Schedule