Form 10-K
period 1998-12-31
W R GRACE & CO
filed 1999-03-29
CIK 1045309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998      Commission file number 1-13953

                                W. R. GRACE & CO.

Incorporated under the Laws of the           I.R.S. Employer Identification No.
         State of Delaware                               65-0773649

              1750 CLINT MOORE ROAD, BOCA RATON, FLORIDA 33487-2707
                                  561/362-2000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                              WHICH REGISTERED

Common Stock, $.01 par value               }      New York Stock Exchange, Inc.
Preferred Stock Purchase Rights            }

7-3/4% Notes Due 2002                      }
 (issued by W. R. Grace & Co.-Conn.,       }      New York Stock Exchange, Inc.
 a wholly owned subsidiary) and            }
 related Guarantees                        }

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of W. R. Grace & Co. voting stock held by nonaffiliates was approximately $904 million at March 12, 1999.

         At March 12, 1999, 71,523,877 shares of W. R. Grace & Co. Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         W. R. Grace & Co. is incorporating by reference into Part III of this Annual Report on Form 10-K specified portions of its Proxy Statement for its Annual Meeting of Shareholders to be held May 11, 1999.

                                TABLE OF CONTENTS

                                                                                                                       Page
PART I   .................................................................................................................1
         Item 1.        Business..........................................................................................1
                            Introduction and Overview.....................................................................1
                            Products and Markets..........................................................................3
                            Discontinued Operations.......................................................................8
                            Research Activities...........................................................................8
                            Patents and Other Intellectual Property Matters...............................................8
                        Environmental, Health and Safety Matters..........................................................9
         Item 2.        Properties.......................................................................................10
         Item 3.        Legal Proceedings................................................................................10
         Item 4.        Submission of Matters to a Vote of Security Holders..............................................15
         Executive Officers..............................................................................................16

PART II  ................................................................................................................17
         Item 5.        Market for Registrant's Common Equity and Related Shareholder Matters............................17
         Item 6.        Selected Financial Data..........................................................................18
         Item 7.        Management's Discussion and Analysis of Financial
                            Condition and Results of Operations..........................................................19
         Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.......................................19
         Item 8.        Financial Statements and Supplementary Data......................................................19
         Item 9.        Changes in and Disagreements with Accountants on
                            Accounting and Financial Disclosure..........................................................19

PART III ................................................................................................................19
         Item 10.       Directors and Executive Officers of the Registrant...............................................19
         Item 11.       Executive Compensation...........................................................................19
         Item 12.       Security Ownership of Certain Beneficial Owners and Management...................................19
         Item 13.       Certain Relationships and Related Transactions...................................................20

PART IV  ................................................................................................................20
         Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................20

SIGNATURES...............................................................................................................26
FINANCIAL SUPPLEMENT....................................................................................................F-1

                                     PART I


ITEM 1.       BUSINESS.

INTRODUCTION AND OVERVIEW

         W. R. Grace & Co., through its subsidiaries, is one of the world's leading specialty chemicals companies. Grace entered the specialty chemicals industry in 1954, when it acquired both the Dewey and Almy Chemical Company and the Davison Chemical Company. Grace primarily operates through the following three business units:

o Grace Davison manufactures catalysts, including (1) fluid cracking catalysts used by petroleum refineries to convert distilled crude oil into transportation fuels and other petroleum-based products, (2) hydroprocessing catalysts that upgrade heavy oils and remove certain impurities, and (3) polyolefin catalysts and catalyst supports that are essential components in the manufacture of high density and linear low density polyethylene resins used in products such as plastic film, high-performance plastic pipe and plastic household containers. Grace Davison also manufactures silica and zeolite adsorbents which are used in a wide variety of industrial and consumer applications, such as plastics, toothpastes, paints and insulated glass, as well as in the refining of edible oils. Grace Davison accounted for approximately 50% of Grace's 1998 sales and revenues from continuing operations.

o Grace Construction Products produces specialty construction chemicals, including performance-enhancing concrete admixtures, cement additives and masonry products; and specialty building materials, including fireproofing and waterproofing materials and systems. Grace Construction Products accounted for approximately 34% of Grace's 1998 sales and revenues from continuing operations.

o Darex Container Products produces container and closure sealants that protect food and beverages from bacteria and other contaminants, extend shelf life and preserve flavor; it also produces coatings used in the manufacture of cans and closures. Darex Container Products accounted for approximately 16% of Grace's 1998 sales and revenues from continuing operations.

Grace also has other business interests as described in "Other Businesses and Investments" below. In 1997, Grace classified its former flexible packaging business ("Packaging Business") as a discontinued operation. The Packaging Business was separated from Grace on March 31, 1998 in a transaction described in Notes 1 and 3 to Grace's Consolidated Financial Statements for the three years in the period ended December 31, 1998 ("Consolidated Financial Statements").

         As used in this Report, the term "Company" refers to W. R. Grace & Co., a Delaware corporation, and the term "Grace" refers to the Company and/or one or more of its subsidiaries and, in certain cases, their respective predecessors. Grace's principal executive offices are located at 1750 Clint Moore Road, Boca Raton, Florida 33487-2707, and its telephone number is 561/362-2000. (Grace intends to move its principal executive offices to 7500 Grace Drive, Columbia, Maryland 21044, telephone 410/531-4000 during 1999.) As of year-end 1998, Grace had approximately 6,300 full-time employees worldwide in its continuing operations.

         Information concerning sales and revenues, pretax operating income and total assets of Grace's continuing operations by business segment and information by geographic area for 1998, 1997 and 1996 is contained in Note 17 to the Consolidated Financial Statements in the Financial Supplement.

         Strategic Objectives and Actions. Grace's strategy has been, and will continue to be, to enhance shareholder value by profitably growing its specialty chemicals businesses on a global basis and achieving high levels of financial performance. To achieve these objectives, Grace plans to (i) invest in research and development activities, with the goals of introducing new value-added products and services and enhancing manufacturing processes; (ii) implement process and productivity improvements and cost-management initiatives, including rigorous controls on working capital and capital spending; and (iii) pursue selected acquisitions and alliances. These plans are designed to make Grace a high-performance company focused on the strengths of its global specialty chemicals businesses.

         In furtherance of this strategy, on March 31, 1998, the predecessor and former parent company of Grace ("Old Grace") combined its Packaging Business with Sealed Air Corporation ("Sealed Air"). Old Grace effected the transaction with Sealed Air by transferring its specialty chemicals and other non-packaging businesses to Grace, spinning off Grace to Old Grace shareholders and merging a subsidiary of Old Grace with Sealed Air. For further information, see Notes 1 and 3 to the Consolidated Financial Statements in the Financial Supplement.

         Projections and Other Forward-Looking Information. This Report contains, and other communications by Grace may contain, projections or other "forward-looking" information. Forward-looking information includes all statements regarding Grace's expected financial position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, capital and other expenditures, competitive positions, growth opportunities for existing products, benefits from new technology, plans and objectives of management, and markets for stock. Like any other business, Grace is subject to risks and other uncertainties that could cause its actual results to differ materially from any projections or that could cause other forward-looking information to prove incorrect. In addition to general economic, business and market conditions, Grace is subject to other risks and uncertainties, including the following:

o a decline in worldwide oil consumption or the development of new methods of oil refining;
o        increases in prices of raw materials;
o an inability to gain customer acceptance, or slower than anticipated acceptance, of new products or product enhancements (particularly in the construction industry);
o changes in environmental regulations or societal pressures that make Grace's business operations more costly or that change the types of products used, especially petroleum-based products;
o        slower than anticipated economic advances in less developed countries;
o foreign currency devaluations in developing countries or other adverse changes in currency exchange rates;

o technological breakthroughs rendering a product, a class of products or a line of business obsolete;
o an inability to adapt to continuing technological improvements by competitors or customers;
o the acquisition (through theft or other means) and use by others of Grace's proprietary formulas and other know-how (particularly in the Darex Container Products business);
o greater than expected liabilities with respect to the defense and disposition of asbestos-related lawsuits and claims and environmental remediation; and
o an inability to pursue potential acquisitions or other transactions as a result of certain restrictions imposed on Grace to protect the tax-free treatment of the transaction with Sealed Air, described above.

         See Notes 1, 2, 3, 4, 6, 8, 11 and 18 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional risks and uncertainties.


PRODUCTS AND MARKETS

         Specialty Chemicals Industry Overview. Specialty chemicals, such as those produced by Grace, are high-value-added products used as intermediates, components or additives in a wide variety of products and processes. They are produced in relatively small volumes and must satisfy well-defined performance requirements and specifications. Specialty chemicals are often critical components of the end products and processes in which they are used; consequently, they are tailored to customer needs, which generally results in a close relationship between the specialty chemicals producer and the customer. Rapid response to changing customer needs and reliability of product and supply are important competitive factors in specialty chemicals businesses.

         Grace's management believes that, in specialty chemicals businesses, technological leadership (resulting from continuous innovation through research and development), combined with product differentiation and superior customer service, lead to high operating margins. Grace believes that its businesses are characterized by market features that reward the research and development and customer service costs associated with its strategy.

         Grace Davison (Catalysts and Silica-Based Products). Grace Davison, founded in 1832, is composed of two primary product groups: (i) catalysts and
(ii) silica products and adsorbents. These product groups principally apply silica, alumina and zeolite technology in the design and manufacture of products to meet the varying specifications of such diverse customers as major oil refiners, plastics and chemical manufacturers, and consumer products companies. Grace Davison believes that its technological expertise provides a competitive edge, allowing it to quickly design products that meet changing customer specifications and to develop new products that expand its existing technology. For example, Grace Davison estimates that approximately 80% of its 1998 fluid cracking catalyst sales was attributable to products introduced in the previous five years.

         Grace Davison produces refinery catalysts, including (i) fluid cracking catalysts used by petroleum refiners to convert distilled crude oil into more valuable transportation fuels (such as gasoline and jet and diesel fuels) and other petroleum-based products, and (ii) hydroprocessing catalysts that upgrade heavy oils and remove certain impurities (such as nitrogen, sulfur and heavy metals). Grace Davison also develops and manufactures fluid cracking catalyst additives used for octane enhancement and to reduce emissions of sulfur oxides, nitrogen oxides and carbon monoxide. Oil refining is a highly specialized discipline, demanding that products be tailored to meet local variations in crude oil and the refinery's product output mix. Grace Davison works regularly with most of the approximately 360 refineries in the world, helping to find the most appropriate catalyst formulations for refiners' changing needs.

         Grace Davison's business has benefited in recent years, in part, from refiners' use of heavier crude oils, and could be adversely affected by an increase in the availability of lighter crude oil, which generally requires less fluid cracking catalysts to refine. Grace Davison's business is also affected by the capacity utilization of refiners' cracking units -- as capacity utilization increases, the refiner uses a disproportionately greater amount of fluid cracking catalyst. In addition, consolidation in the refining industry may impact Grace Davison's sales as the purchasing power of its customers may increase. Competition in the refinery catalyst business is based on technology, product performance, customer service and price. Grace Davison believes it is one of the world leaders in refinery catalysts and the largest supplier of fluid cracking catalysts in the world.

         Grace Davison is also a major producer of polyolefin catalysts and catalyst supports, essential components in the manufacture of high density and linear low density polyethylene resins used in products such as plastic film, high-performance plastic pipe and plastic household containers. Grace Davison catalysts and catalyst supports are used in manufacturing nearly half of all such resins produced worldwide. A new plant for the manufacture of organometallic polymerization catalysts was commissioned by Grace Davison in May 1998. The polyolefin catalyst business is technology-intensive and focused on providing products formulated to meet customer specifications. Manufacturers generally compete on a worldwide basis, and competition has recently intensified due to evolving technologies, particularly the use of metallocene catalysts. Grace Davison believes that metallocene catalysts represent a revolutionary development in the making of plastics, allowing manufacturers to design polymers with exact performance characteristics. Grace Davison is continuing to work with third parties on the development and commercialization of metallocene catalysts.

         Silica products and zeolite adsorbents produced by Grace Davison are used in a wide variety of industrial and consumer applications. For example, silicas are used in coatings as flatting agents (i.e., to reduce gloss), in plastics to improve handling, in toothpastes as thickeners and cleaners, in foods to carry flavors and prevent caking, and in the purification of edible oils. Zeolite adsorbents are used between the two panes of insulated glass to adsorb moisture and are used in process applications to separate certain chemical components from mixtures. Competition is based on product performance, customer service and price.

         Grace Davison's sales and revenues were $731 million in 1998, $712 million in 1997 and $732 million in 1996; 55% of Grace Davison's 1998 sales and revenues were generated in North America,

32% in Europe, 11% in Asia Pacific and 2% in Latin America. Sales of catalysts accounted for 36% of the total sales and revenues of Grace's continuing operations in 1998, 34% in 1997 and 36% in 1996. Sales of silica products and zeolite adsorbents accounted for 14% of the total sales and revenues of Grace's continuing operations in 1998 and 1997, and 17% in 1996. At year-end 1998, Grace Davison employed approximately 2,800 people worldwide in 10 facilities (six in the U.S. and one each in Canada, Germany, Brazil and Malaysia). Grace Davison's principal U.S. manufacturing facilities are located in Baltimore, Maryland and Lake Charles, Louisiana. Grace Davison has a direct selling force and distributes its products directly to over 19,000 customers, the largest of which accounted for approximately 7% of Grace Davison's 1998 sales and revenues.

         Most raw materials used in the manufacture of Grace Davison products are available from multiple sources; in some instances Grace Davison produces its own raw materials. Because of the diverse applications of products using Grace Davison technology and the geographic areas in which such products are used, seasonality does not have a significant effect on Grace Davison's businesses.

         Grace Construction Products (Specialty Construction Chemicals and Building Materials). Grace Construction Products is a leading supplier of specialty chemicals and building materials to the nonresidential (commercial and government) construction industry, and to a lesser extent, the residential construction industry. Its products fall into two main groups: (i) specialty construction chemicals (principally concrete admixtures, cement additives and masonry products) that add strength, control corrosion and enhance the handling and application of concrete, improve the manufacturing efficiency and performance of cement, and improve the water resistance and other qualities of masonry wall systems; and (ii) specialty building materials that prevent water damage to structures (such as water- and ice-barrier products for residential use and waterproofing systems for commercial structures) and protect structural steel against collapse due to fire. In North America, Grace Construction Products also manufactures and distributes vermiculite products used in construction and other applications.

         Grace Construction Products has introduced a number of new products and product enhancements in recent years. These include an admixture that reduces concrete shrinkage and helps prevent cracking; a product that enables contractors to obtain acceptable concrete set times in colder temperatures; an admixture that inhibits corrosion and prolongs the life of concrete structures; an additive that improves cement processing efficiency and product quality; new roof underlayments that provide protection from ice and wind-driven rain; enhancements to fireproofing products that make Grace Construction Products' fireproofing systems more price-competitive for smaller jobs; and fireproofing products for industrial, petrochemical and acoustical applications. In addition to customer acceptance of these and other product introductions, Grace Construction Products looks for growth opportunities in developing economies, where increases in construction activity and sophistication of construction practices can increase demand for Grace products.

         The materials produced by Grace Construction Products are marketed to an extremely broad range of customers, including cement manufacturers, ready-mix and pre-stressed concrete producers, local contractors, specialty subcontractors and applicators, masonry block manufacturers, building materials distributors and other industrial manufacturers, as well as construction specifiers, such as architects and structural engineers. For some of these customer groups (such as contractors), cost and ease of application are the key factors in making purchasing decisions; for others (such as architects and structural engineers), product performance and design versatility are the critical factors. In view of this diversity, and because Grace Construction Products' business requires intensive sales and customer service efforts, Grace Construction Products maintains a separate sales and technical support team for each of its product groups. These sales and support teams sell products under global contracts, under U.S. or regional contracts and on a job-by-job basis. Consequently, Grace Construction Products competes globally with several large construction materials suppliers and regionally and locally with numerous smaller competitors. In recent years, the cement and concrete industry has experienced some consolidation, particularly in markets outside the U.S. Competition is based largely on technical support and service, product performance, adaptability of the product and price.

         Grace Construction Products' 1998 sales and revenues totaled $492 million (68% in North America, 13% in Asia Pacific, 17% in Europe and less than 2% in Latin America), versus $478 million in 1997 and $435 million in 1996. Sales of specialty construction chemicals accounted for 20% of the total sales and revenues of Grace's continuing operations in 1998, 19% in 1997 and 15% in 1996; sales of specialty building materials accounted for 14% of the total sales and revenues of Grace's continuing operations in 1998, 13% in 1997 and 11% in 1996. At year-end 1998, Grace Construction Products employed approximately 2,200 people at 52 production facilities (22 in North America, 19 in Asia Pacific, 7 in Europe and 4 in Latin America) and 75 sales offices worldwide. Grace Construction Products' capital expenditures tend to be relatively lower, and sales and marketing expenditures tend to be relatively higher, than those of Grace's other businesses.

         The construction business is cyclical, in response to economic conditions and construction demand. Following a cyclical low in the construction market in 1991, the construction market experienced slow but steady growth through 1998, except in Asia, where in late 1997 and 1998 the economic crisis negatively impacted market conditions. During this time, the management of Grace Construction Products has focused its efforts on streamlining its range of products by introducing new higher-value products, eliminating lower-growth and lower-margin products and reducing costs. For example, during this period, Grace Construction Products restructured its global research activities and implemented a lower cost structure by consolidating manufacturing operations and streamlining its management structure. The construction business is also seasonal due to weather conditions. Grace Construction Products seeks to increase profitability and minimize the impact of cyclical and seasonal downturns in regional economies by introducing technically advanced value-added products, expanding geographically, and developing business opportunities in renovation construction markets. These efforts were successful in partially reducing the negative impact of the Asian economic downturn on Grace Construction Products' revenues and profits for 1998. However, there can be no assurance that Grace Construction Products' strategy to minimize the impact of the cyclicality and seasonality of the construction business will continue to succeed, and such cyclicality and seasonality could adversely affect Grace Construction Products' business and results of operations.

         The raw materials used by Grace Construction Products can be obtained from multiple sources, including commodity chemical producers, petroleum companies and paper manufacturers. In most instances, there are at least two alternative suppliers for each of the principal raw materials used by Grace Construction Products.

         Darex Container Products (Container Sealants and Coatings). Darex Container Products consists primarily of three product lines: can sealants and closure sealants for rigid containers, and coatings for metal packaging. These products are used to assure the quality of packaging and preserve container contents. Can sealants ensure a hermetic seal between the lid and the body of beverage, food, aerosol and other cans. Closure sealants are used to seal pry-off and twist-off metal crowns, as well as roll-on pilfer-proof and plastic closures for glass and plastic bottles and jars used in beverage and food applications. Coatings are used in the manufacture of cans and closures to protect the metal against corrosion, to protect the contents against the influences of metal, to ensure proper adhesion of sealing compounds to metal surfaces, and to provide base coats for inks and for decorative purposes. These products are principally sold to companies that manufacture containers.

         Darex Container Products is expanding its product offerings and is seeking to improve sales growth through new technologies, such as its oxygen-scavenging compounds and high barrier materials that limit gas transmission into plastic packaging. Oxygen-scavenging compounds are combined with closure sealants to absorb oxygen in jars and bottles, resulting in significantly extended shelf life. Darex Container Products is commercially producing oxygen-scavenging compounds for several breweries and is testing such compounds in other beverage and food applications. Darex Container Products is also looking to improve sales through continued growth in developing regions. However, sales growth has been impacted and will likely be impacted in the future by the trend toward can systems requiring fewer seams, as well as the increasing use of plastic and glass containers.

         Competition is based on providing high-quality customer service at customer sites, as well as on uniform product quality, reliability, the ability to offer environmentally-friendly products and price. In addition, because of the relative concentration of the canning and bottling market, maintaining relationships with leading container manufacturers, canners and bottlers, and assisting them as they install new production equipment and reengineer processes, are key elements for success. In 1998, Darex Container Products derived approximately 35% of its sales from its top ten customers.

         Darex Container Products' sales and revenues were $241 million in 1998, $264 million in 1997 and $275 million in 1996. Its products are marketed internationally, with 34% of 1998 sales and revenues in Europe, 27% in North America, 20% in Asia Pacific and 19% in Latin America. At year-end 1998, Darex Container Products employed approximately 1,300 people at 23 production facilities (8 in Asia Pacific, 7 in Latin America and 4 in each of North America and Europe) and 38 sales offices worldwide. Darex Container Products expects to improve its efficiency and cost structure through the consolidation of certain of these facilities in the future.

         Although the raw materials used in Darex Container Products' operations, including resins, rubber and latices, are generally available from multiple sources, raw materials are subject to pricing pressures from time to time, particularly for certain specialty resins. Also, currency devaluations in developing countries may adversely affect raw material costs and the prices Darex Container Products may charge for its products. Darex Container Products is seeking to establish global supply arrangements that would alleviate this pressure; however, no assurance can be given that such arrangements can be entered into on acceptable terms. Although demand for container packaging and sealant products tends to increase slightly during the second and third quarters, the impact of such seasonality is not significant to Darex Container Products.

         During 1998, Grace conducted a strategic review of Darex Container Products, including a possible sale of the business. In November 1998, Grace announced that it would retain the business and continue the development and commercialization of new specialty packaging materials, including oxygen-scavenging compounds and high barrier materials.

         Other Businesses and Investments. The Company also owns other miscellaneous businesses and investments, including an equity interest in a provider of temporary nursing and other health care-related services. The Company is considering strategic alternatives for this business. In January 1999, the Company sold its Circe biomedical subsidiary to an investment group. Circe was engaged in the development of bioartificial organs.


DISCONTINUED OPERATIONS

         Grace's former Packaging Business was a leading global supplier of high-performance materials and systems used in packaging food and industrial and consumer products. The Packaging Business operated in the U.S. and in 45 other countries throughout the world. Its principal products were various food packaging products and shrink and nonshrink films for industrial and consumer products.

          On March 31, 1998, the Packaging Business was separated from Grace and combined with Sealed Air Corporation. For further information, see "Strategic Objectives and Actions" above.


RESEARCH ACTIVITIES

         Grace's research and development programs are directed toward the development of new products and processes and the improvement of, and development of new uses for, existing products and processes. Research is carried out in North America, Europe, Asia Pacific and Latin America. Grace's research and development strategy is to develop technology platforms on which new products will be based, while focusing development efforts in each business unit on the improvement of existing products and/or the adaptation of existing products to customer needs.

         Research and development expenses relating to continuing operations amounted to $47 million in 1998, $42 million in 1997 and $55 million in 1996 (including expenses incurred in funding external research projects). The amount of research and development expenses relating to government- and customer-sponsored projects (rather than projects sponsored by Grace) was not material.


PATENTS AND OTHER INTELLECTUAL PROPERTY MATTERS

         Grace's products, processes and manufacturing equipment are protected by numerous patents and patent applications, and include legally protectable know-how and other proprietary information. As competition in the markets in which Grace does business is often based on technological superiority and innovation, with new products being introduced frequently, the ability to achieve technological innovations and to obtain patent or other intellectual property protection is important. There can be no assurance that Grace's patents, patent applications or other intellectual property will provide sufficient proprietary protection. In addition, other companies may independently develop similar systems or processes that circumvent patents issued to Grace, or may acquire patent rights within the fields of Grace's businesses.


ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         Manufacturers of specialty chemicals products, including Grace, are subject to stringent regulations under numerous U.S. federal, state and local and foreign environmental, health and safety laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace has expended substantial funds to comply with such laws and regulations and expects to continue to do so in the future. The following table sets forth Grace's expenditures in the past three years, and its estimated expenditures in 1999 and 2000, for (i) the operation and maintenance of environmental facilities and the disposal of wastes with respect to continuing operations; (ii) capital expenditures for environmental control facilities relating to continuing operations; and (iii) site remediation:


                                  (i)                        (ii)                     (iii)
                             Operation of
                            Facilities and                 Capital                    Site
                            Waste Disposal               Expenditures             Remediation
                                                         (in millions)
1996                             $33                         $10                      $20
1997                              36                           7                       34
1998                              38                           6                       36
1999 (est.)                       38                           9                       31
2000 (est.)                       39                           6                       35

              Additional material environmental costs may arise as a result of future legislation or other developments. Grace's earnings, competitive position and other capital expenditures have not been, and are not expected to be, materially adversely affected by compliance with environmental requirements. See
Note 11 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement.

         With the goal of continuously improving Grace's environmental, health and safety ("EHS") performance, Grace established its Commitment to Care(TM) initiative (based on the Responsible Care(R) program of the Chemical Manufacturers Association) in 1994 as the program under which all Grace EHS activities are to be implemented. To the extent applicable, Commitment to Care extends the basic elements of Responsible Care to all Grace locations worldwide, embracing specific performance objectives in the key areas of product stewardship, employee health and safety, community awareness and emergency response, distribution, process safety and pollution prevention.

         See Item 3 below for information concerning environmental proceedings to which Grace is a party.

ITEM 2.       PROPERTIES.

         Grace operates manufacturing and other types of plants and facilities (including office and other service facilities) throughout the world. Some of these plants and facilities are shared by two or more of Grace's business units, and since the disposition of the Packaging Business, some plants and facilities are shared with Sealed Air Corporation. Grace considers its major operating properties to be in good oper ating condition and suitable for their current use. Although Grace believes that, after taking planned expansion into account, the productive capacity of its plants and other facilities is generally adequate for current operations and foreseeable growth, it conducts ongoing, long-range forecasting of its capital requirements to assure that additional capacity will be available when and as needed. Accordingly, Grace does not anticipate that its operations or income will be materially affected by the absence of available capacity. See Note 17 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for information regarding Grace's capital expenditures.

         Additional information regarding Grace's properties is set forth in
Item 1 above and in Notes 1, 8 and 11 to the Consolidated Financial Statements.

ITEM 3.       LEGAL PROCEEDINGS.

         Asbestos Litigation. Grace is a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products and expects that it will be named as a defendant in additional asbestos-related lawsuits in the future. Grace was a defendant in approximately 45,100 asbestos-related lawsuits at December 31, 1998 (14 involving claims for property damage and the remainder involving approximately 97,000 claims for personal injury), as compared to approximately 40,600 lawsuits at year-end 1997 (18 involving claims for property damage and the remainder involving approximately 96,900 claims for personal injury). In most of these lawsuits, Grace is one of many defendants.

         The plaintiffs in property damage lawsuits generally seek to have the defendants absorb the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. Cumulatively through December 31, 1998, 140 asbestos property damage cases were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in seven cases for a total of $60.3 million (none of which is on appeal); and 200 property damage cases were settled for a total of $587.9 million.

         Included in the asbestos property damage cases pending against Grace and others at December 31, 1998 were the following class actions: (i) an action, conditionally certified by the U.S. Court of Appeals for the Fourth Circuit in 1993 and pending in the U.S. District Court for the District of South Carolina, covering all public and private colleges and universities in the U.S. whose buildings contain asbestos materials, which Grace has moved to decertify (Central Wesleyan College, et al. v. W. R. Grace, et al.); and (ii) a purported class action (Anderson Memorial Hospital, et al. v. W. R. Grace & Co., et al.), filed in 1992 in the Court of Common Pleas for Hampton County, South Carolina, on behalf of all entities that own, in whole or in part, any building containing asbestos materials manufactured by Grace or one of the other named defendants, other than buildings subject to the class action lawsuit described above and any building owned by the federal or any state government. In July 1994, the claims of most class members in Anderson Memorial Hospital, et al. v. W. R. Grace & Co., et al. were dismissed due to a ruling that a South Carolina statute prohibits nonresidents from pursuing claims in the South Carolina state courts with respect to buildings located outside the state. The plaintiffs have requested that the court reconsider its decision.

         Cumulatively through December 31, 1998, approximately 13,700 personal injury lawsuits involving 30,700 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 43,900 such suits involving approximately 108,700 claims were disposed of for a total of $347.3 million. See "Insurance Litigation" below.

         Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. Grace has settled with and been paid by its primary insurance carriers with respect to both property damage and personal injury cases and claims. Grace also has settled with its excess insurance carriers that wrote policies available for property damage cases; those settlements involve amounts paid and to be paid to Grace. In addition, Grace has settled with many excess insurance carriers that wrote policies available for personal injury claims. Grace is currently in litigation with certain remaining excess insurance carriers whose policies represent layers of coverage Grace has not yet reached. Such policies are believed by Grace to be available for asbestos-related personal injury lawsuits. Insurance coverage for asbestos-related liabilities has not been commercially available since 1985.

         In the fourth quarter of 1998, Grace changed the period for accruing for asbestos-related personal injury claims. Since 1996, Grace had been accruing for all current asbestos-related personal injury claims and those expected to be asserted over the ensuing five year period. Based on Grace's experience and recent trends in asbestos personal injury litigation, Grace believes that it can now reasonably forecast the number and ultimate cost of all present and future personal injury claims expected to be asserted, and now will accrue for this ultimate cost. Under the new accrual period, Grace's gross aggregate accrual for asbestos liabilities at December 31, 1998 was $1,194.1 million; this amount reflects all asbestos-related property damage and personal injury cases and claims then pending (except for one property damage case as to which liability is not yet estimable because Grace has not yet been able to obtain sufficient information through discovery proceedings), as well as all personal injury claims expected to be filed in the future. Grace's ultimate exposure with respect to its asbestos-related cases and claims will depend on the actual number and nature of claims filed and the extent to which insurance will cover damages for which it may be liable, amounts paid in settlement and litigation costs.

At December 31, 1998, Grace had recorded a receivable of $425 million, as well as notes receivable of $18 million from insurance carriers, reflecting the estimated recovery from insurance carriers with respect to pending and projected asbestos cases and claims, including all projected personal injury cases as described above.

         A May 1994 decision of the U.S. Court of Appeals for the Second Circuit limited the amount of insurance coverage available to Grace with respect to property damage cases. Because Grace's insurance covers both property damage and personal injury cases and claims, the May 1994 decision has had the concomitant effect of reducing the insurance coverage available with respect to Grace's asbestos personal injury claims. However, in Grace's opinion (which is not based on a formal opinion of counsel), it is probable that recoveries from its insurance carriers, along with other funds, will be available to satisfy the property damage and personal injury cases and claims pending at December 31, 1998, as well as personal injury claims expected to be filed in the future. Consequently, Grace believes that the resolution of its asbestos-related litigation will not have a material adverse effect on its consolidated financial position.

         See "Insurance Litigation" and Note 2 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional information.

         Environmental Proceedings. The following is a description of the material environmental proceedings in which Grace is involved:

         Grace (together with certain other companies) has been designated a "potentially responsible party" ("PRP") by the U.S. Environmental Protection Agency ("EPA") with respect to absorbing the costs of investigating and remediating pollution at various sites. At year-end 1998, proceedings were pending with respect to approximately 30 sites as to which Grace has been designated a PRP. U.S. federal law provides that all PRPs may be held jointly and severally liable for the costs of investigating and remediating a site. Grace is also conducting investigatory and remediation activities at sites under the jurisdiction of state and/or local authorities.

         In November 1995, Grace received a letter from the U.S. Department of Energy ("DOE") inquiring as to Grace's willingness to contribute to the continued cleanup of a former Grace property located in Wayne, New Jersey. The operations conducted by Grace at the Wayne site (from 1955 to 1970) included work done on radioactive materials under contract with the U.S. government. In 1998, Grace and the U.S. government executed a consent decree in settlement of this claim. Under the terms of the decree, Grace would pay $31.77 million to the U.S. government. Grace has placed $25.77 million into an escrow account pending approval of the decree by the United States District Court in New Jersey.

         Grace is a party to additional proceedings involving U.S. federal, state and/or local government agencies and private parties regarding Grace's compliance with environmental laws and regulations. These proceedings are not expected to result in significant sanctions or in any material liability. However, Grace may incur material liability in connection with future actions of governmental agencies or private parties relating to past or future practices of Grace with respect to the generation, storage, handling, discharge or disposition of hazardous wastes and other materials.

         Grace believes that the liabilities for environmental remediation costs, including costs relating to environmental proceedings, that have been recorded in Grace's historical financial statements are adequate. In addition, Grace has been involved in litigation with its insurance carriers, seeking reimbursement from them for certain amounts for which Grace may be held liable with respect to such costs. In 1998, Grace entered into a settlement agreement with one of its carriers and received payment of $57 million. One proceeding with another carrier is still pending. The outcome of this litigation, as well as the amounts of any recoveries that Grace may receive in connection therewith, is presently uncertain. However, Grace believes that the resolution of pending environmental proceedings will not have a material adverse effect on the consolidated financial position or liquidity of Grace. For further information, see "Environmental, Health and Safety Matters" under Item 1 above and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement.

         Insurance Litigation. Grace is involved in litigation with certain of its insurance carriers with respect to asbestos-related insurance claims and environmental liabilities. The relief sought by Grace in these actions would provide insurance that would partially offset Grace's estimated exposure with respect to amounts previously expended, and that may be expended in the future, by Grace to defend claims, satisfy judgments and fund settlements. Grace has settled all of its asbestos-related insurance coverage actions, with the exception of Maryland Casualty Co. v. W. R. Grace & Co. (filed April 13, 1988), pending in the U.S. District Court for the Southern District of New York, in which Grace is asserting claims for insurance coverage for its asbestos-related personal injury liabilities.

         Pursuant to settlements with primary-level and excess-level insurance carriers, Grace received payments totaling $568.2 million prior to 1996, as well as payments totaling $184.5 million in 1996, $68.7 million in 1997 and $74.0 in 1998. Grace expects to receive additional amounts from insurance carriers and has recorded receivables to reflect the expected amounts, as discussed above under "Asbestos Litigation." As a result of these settlements, Grace's asbestos-related insurance claims have been dismissed as to the primary-level product liability insurance coverage previously sold by the relevant insurers to Grace, as well as to many of Grace's excess-level liability insurers.

         Grace's only two environmental insurance coverage actions are pending in the U.S. District Court for the Southern District of New York. The first is styled Maryland Casualty Co. v. W. R. Grace & Co. (filed June 21, 1988). Litigation continues in this case as to a certain primary-level carrier that has not settled with respect to claims for environmental property damage. The second case, entitled Uniguard v. W. R. Grace, was filed on December 17, 1997. This declaratory judgment action seeks a determination concerning the liability of one excess carrier for personal injury claims as a result of environmental contamination.

         See "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional information.

         Fumed Silica Plant Litigation. In 1993, Grace and certain of its subsidiaries initiated legal action in the Belgian courts against the Flemish government to recover losses resulting from the closing of one subsidiary's fumed silica plant in Puurs, Belgium. The action seeks damages in excess of four billion Belgian francs (approximately $116 million at the December 31, 1998 exchange rate), plus interest and lost profits. This claim was dismissed at the trial court level and is now being appealed. The trial court also determined that a subsidiary should repay approximately 239 million Belgian francs (approximately $6.9 million at the December 31, 1998 exchange rate), plus interest, to the Flemish government for previously received investment grants; this decision is also being appealed.

         U.S. Justice Department Lawsuit. The U.S. Justice Department has intervened in a qui tam lawsuit, originally filed in June 1995, pending in the U.S. District Court for the Northern District of California (United States ex rel. Robert Costa and Ronald Thornburg, et al. v. Baker & Taylor, Inc., et al.). The complaint in this lawsuit alleges that Baker & Taylor Books, a book wholesaler sold by Grace in 1992, overcharged public schools, libraries and federal agencies during the last ten years, including the period during which Baker & Taylor Books was owned by Grace. Grace and Baker & Taylor, Inc. (the entity that currently operates Baker & Taylor Books) have been named as defendants. The lawsuit seeks unspecified damages, punitive damages and civil penalties, as well as attorneys' fees and expenses and such other relief as the Court may deem proper. At this time, Grace is unable to determine the liability, if any, to which it may be subject as a result of this lawsuit.

         Shareholder Litigation. W. R. Grace & Co., a New York corporation subsequently renamed Fresenius Medical Care Holdings, Inc. ("Grace New York"), and former members of the Grace New York Board of Directors (as well as J. P. Bolduc, who resigned as president and chief executive officer and a director of Grace New York in March 1995) were named as defendants in a case entitled Weiser, et al. v. Grace, et al. pending in New York State Supreme Court, New York County. The consolidated amended complaint in this lawsuit, which purports to be a derivative action (i.e., an action brought on behalf of Grace New York), alleges, among other things, that the individual defendants breached their fiduciary duties to Grace New York (i) by providing J. Peter Grace, Jr. (the chairman and a director of Grace New York until his death in April 1995) with certain compensation arrangements upon his voluntary retirement as Grace New York's chief executive officer in 1992 and (ii) by approving Mr. Bolduc's severance arrangements, and that Messrs. Grace and Bolduc breached their fiduciary duties by accepting such benefits and payments. The lawsuit seeks unspecified damages, the cancellation of all allegedly improper agreements, the cancellation of a retirement plan for nonemployee directors (which was terminated by Grace in 1997), the return of all remuneration paid to the directors who are defendants while they were in breach of their fiduciary duties to Grace New York, attorneys' and experts' fees and costs, and such other relief as the Court deems proper. A motion to intervene in the case by the California Public Employees' Retirement System was granted by the Court in September 1996. Grace appointed a special committee of independent directors to investigate the allegations made in the Weiser action. In March 1998, the special committee filed a motion to dismiss the Weiser action on the grounds that it is without merit and that the prosecution of the action is not in the best interests of the Company and its shareholders. The motion is pending.

         Under the terms of the Distribution Agreement ("NMC Distribution Agreement") entered into in connection with the reorganization of Grace New York in September 1996 (the "NMC Transaction") described in Notes 1 and 3 to the Consolidated Financial Statements in the Financial Supplement, Grace remains financially responsible for any liabilities incurred by Grace New York and others as a result of this lawsuit, including the fees and disbursements of counsel for Grace and, subject to certain conditions, counsel for the individual defendants (including certain current and former directors of Grace). The discussions of the NMC Distribution Agreement appearing above and in the following paragraphs do not purport to be complete and are qualified in their entirety by reference to the NMC Distribution Agreement, which was filed as an exhibit to the Joint Proxy Statement-Prospectus of Grace New York dated August 2, 1996.

         Securities and Exchange Commission Lawsuit. In April 1996, Grace New York received a formal order of investigation issued by the U.S. Securities and Exchange Commission ("SEC") directing an investigation into, among other things, whether Grace New York violated the U.S. federal securities laws by filing periodic reports with the SEC that contained false and misleading financial information. On December 22, 1998, the SEC filed an action against the Company. The complaint alleges that from 1991 through 1995, Grace New York deferred reporting income earned by its subsidiary, National Medical Care, Inc. ("NMC"), primarily to smooth earnings of the Grace New York health care group in violation of the antifraud, reporting and books and records provisions of the Securities Exchange Act of 1934. Grace New York's outside auditor, Price Waterhouse LLP, was aware of the reserves and issued unqualified opinions on the consolidated financial statements in each of the years in question. The allegations of the SEC complaint do not challenge any of the Company's recent financial statements. The Company intends to vigorously contest the allegation of fraud and does not expect the litigation to have a material impact on earnings.

         Under the terms of the NMC Distribution Agreement, Grace remains financially responsible for any liabilities incurred by Grace New York and others as a result of the investigation and suit described above, including the fees and disbursements of counsel for Grace and, subject to certain conditions, counsel for certain former directors and officers of Grace.

         Liabilities Relating to NMC. The NMC Distribution Agreement provides generally for certain cross-indemnities designed to place with Grace New York (which has become a subsidiary of Fresenius AG, a German corporation not affiliated with Grace) financial responsibility for the liabilities of the health care businesses formerly owned by Grace New York (including, without limitation, all liabilities relating to compliance or noncompliance with U.S. food and drug law, medical and Medicare billing and reimbursement law and other health care matters) and to place with Grace financial responsibility for the other liabilities of Grace New York and its other subsidiaries (including, without limitation, liabilities relating to the manufacture or sale of asbestos-containing materials by the specialty chemicals businesses). Grace and Grace New York have asserted claims against each other for indemnity with respect to claims asserted by third parties pursuant to the terms of these provisions.

         See Note 3 to the Consolidated Financial Statements for additional information concerning certain litigation and proceedings involving NMC.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         This Item is inapplicable, as no matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS

         The Company's current executive officers are listed below. Executive officers are elected to serve until the following annual meeting of the Company's Board of Directors. The next annual meeting of the Company's Board of Directors is scheduled to be held on May 11, 1999.

   Name and Age                                               Office                             First Elected
   ------------                                               ------                             -------------
Robert J. Bettacchi (56)                          Senior Vice President                            04/01/97

Kathleen A. Browne (43)                           Vice President and Controller                    05/16/96*

Larry Ellberger (51)                              Senior Vice President and                        07/06/95
                                                  Chief Financial Officer                          11/14/96

James R. Hyde (60)                                Senior Vice President                            07/06/95

W. Brian McGowan (49)                             Senior Vice President                            12/06/90*

Paul McMahon (41)                                 Vice President and Treasurer                     10/05/95*

William L. Monroe (57)                            Vice President                                   05/11/87*

Paul J. Norris (51)                               Chairman,                                        01/01/99
                                                  President and Chief                              11/01/98
                                                  Executive Officer

Bernd A. Schulte (56)                             Vice President                                   12/01/88*

David B. Siegel (50)                              Senior Vice President                            09/01/98*
                                                  General Counsel and Secretary

* Designated an Executive Officer on July 9, 1998

         All the above executive officers have been actively engaged in Grace's business for the past five years, other than Ms. Browne, Mr. Ellberger, Mr. McMahon and Mr. Norris. Ms. Browne served in various financial positions at Bausch & Lomb from May 1992 until May 1996, including Divisional Vice President and Controller of Bausch & Lomb's Oral Care Division. Mr. McMahon was an Assistant Controller of KFC Corp. from June 1993 until July 1994. Mr. Ellberger was a Vice president and Director of Corporate Development and Planning of American Cyanamid Company from 1991 until 1995. Mr. Norris was a Senior Vice President of AlliedSignal Incorporated and President of its specialty chemicals business from January 1997 until joining Grace. Mr. Norris joined AlliedSignal in 1989 as President of its fluorine products/chemicals and catalysts businesses.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             SHAREHOLDER MATTERS.

         Except as provided below, the information called for by this Item appears in the Financial Supplement under the heading "Financial Summary" opposite the caption "Other Statistics - Common shareholders of record" (page F-29); under the heading "Quarterly Summary and Statistical Information Unaudited" opposite the captions "Dividends declared per common share" and "Market price of common stock" (page F-28); and in Note 12 to the Consolidated Financial Statements (page F-20).

         On March 31, 1998, the Company paid a dividend, in respect of each share of the Company's Common Stock, par value $.01 per share ("Common Stock"), of one Preferred Stock Purchase Right ("Right"). The Rights are not and will not become exercisable unless and until certain events occur (as described below). Until such events occur, the Rights will automatically trade with the Common Stock, and separate certificates for the Rights will not be distributed. The Rights will become exercisable on the earlier to occur of (a) 10 days after a person or group ("Acquiring Person") has acquired beneficial ownership of 20% or more of the then outstanding shares of Common Stock or (b) 10 business days (or such later date as may be fixed by the Company's Board of Directors) after an Acquiring Person commences (or announces the intention to commence) a tender offer or exchange offer that would result in such Acquiring Person becoming the beneficial owner of 20% or more of the then outstanding shares of Common Stock. Holders of Rights, as such, have no rights as shareholders of the Company; consequently, such holders have no rights to vote or receive dividends, among other things.

         When the Rights become exercisable, each Right will initially entitle the holder to buy from the Company one hundredth of a share of the Company's Junior Participating Preferred Stock, par value $.01 per share ("Junior Preferred Stock"), for $100, subject to adjustment ("exercise price"). If a person or group becomes an Acquiring Person, each Right will entitle the holder to receive upon exercise, in lieu of shares of Junior Preferred Stock, that number of shares of Common Stock having a market value of two times the exercise price of the Right. If, at any time after a person or group becomes an Acquiring Person, the Company is acquired in a merger or other business combination or 50% or more of the Company's consolidated assets or earning power is sold, each Right not owned by an Acquiring Person will entitle the holder to buy a number of shares of common stock of the acquiring company having a market value equal to twice the exercise price.

         Shares of Junior Preferred Stock that may be purchased upon exercise of the Rights will not be redeemable. Each share of Junior Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share but will be entitled to an aggregate dividend equal to 100 times the dividend declared per share of Common Stock whenever such dividend is declared. In the event of liquidation, holders of Junior Preferred Stock will be entitled to a minimum preferential liquidation payment of $100 per share but will be entitled to an aggregate payment equal to 100 times the payment made per share of Common Stock. Each share of Junior Preferred Stock will have 100 votes, voting to gether with the Common Stock. Finally, in the event of any merger, consolidation or other transaction in which the Common Stock is exchanged, each share of Junior Preferred Stock will be entitled to receive an amount equal to 100 times the amount received per share of Common Stock. These rights are protected by customary antidilution provisions.

         Because of the nature of the dividend, liquidation and voting rights of the Junior Preferred Stock, the value of the one-hundredth interest in a share of Junior Preferred Stock that may be purchased upon exercise of each Right should approximate the value of one share of Common Stock.

         At any time after any person or group becomes an Acquiring Person, and prior to the acquisition by such Acquiring Person of 50% or more of the outstanding shares of Common Stock, the Company's Board of Directors may exchange the Rights (other than Rights owned by such person or group, which will become void after such person becomes an Acquiring Person) for Common Stock or Junior Preferred Stock, in whole or in part, at an exchange ratio of one share of Common Stock, or one hundredth of a share of Junior Preferred Stock (or of a share of another series of the Company's Preferred Stock having equivalent rights, preferences and privileges), per Right (subject to adjustment).

         At any time prior to the acquisition by a person or group of beneficial ownership of 20% or more of the outstanding shares of Common Stock, the Company's Board of Directors may redeem the Rights in whole, but not in part, at a price of $.01 per Right.

         The terms of the Rights may be amended by the Company's Board of Directors without the consent of the holders of the Rights, including an amendment to lower (a) the threshold at which a person becomes an Acquiring Person and (b) the percentage of Common Stock proposed to be acquired in a tender or exchange offer that would cause the Rights to become exercisable, to not less than the greater of (a) the sum of .001% plus the largest percentage of the Company's outstanding Common Stock then known to the Company to be beneficially owned by any person or group and (b) 10%, except that, from and after such time as any person or group becomes an Acquiring Person, no such amendment may adversely affect the interests of the holders of the Rights.

         The Rights are currently scheduled to expire on March 31, 2008 (subject to extension or the earlier redemption or exchange of the Rights).

         The foregoing summary of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which was filed as an Exhibit 4.1 to the Company's Form 8-K filed on April 9, 1998.

ITEM 6.      SELECTED FINANCIAL DATA.

         The information called for by this Item appears under the heading "Financial Summary" (page F-29 of the Financial Supplement) and in Notes 3, 5, 6, 9 and 15 to the Consolidated Financial Statements (pages F-12, F-15, F-16, F-18 and F-22 of the Financial Supplement) which is incorporated herein by reference. In addition, Exhibit 12 to this Report (page F-40 of the Financial Supplement) contains the ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends for Grace for the years 1994-1998.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

         The information called for by this Item appears on pages F-30 to F-38 of the Financial Supplement, which is incorporated herein by reference.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information called for by this Item appears in Notes 9 and 10 to the Consolidated Financial Statements (pages F-18 and F-19 of the Financial Supplement), which is incorporated herein by reference.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibit on page F-1 of the Financial Supplement, which is incorporated herein by reference.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.

         This Item is inapplicable, as no such changes or disagreements have occurred.


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Except for the information regarding the Company's executive officers (see page 16), the information called for by this Item is incorporated in this Report by reference to the definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders, except for information not deemed to be "soliciting material" or "filed" with the Commission, information subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 ("Exchange Act") or information subject to the liabilities of Section 18 of the Exchange Act.

ITEM 11.     EXECUTIVE COMPENSATION.

         See response to Item 13 below.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         See response to Item 13 below

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for by Items 11, 12 and 13 is incorporated in this Report by reference to the Definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders, except for information not deemed to be "soliciting material" or "filed" with the Commission, information subject to Regulations 14A or 14C under the Exchange Act or information subject to the liabilities of Section 18 of the Exchange Act.


                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         Financial Statements and Schedules. See the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibit on page F-1 of the Financial Supplement.

         Reports on Form 8-K. The Company filed the following Reports on Form 8-K during the fourth quarter of 1998 and the beginning of 1999:

Date of Filing                                Disclosure(s)
--------------                                -------------
October 19, 1998                              Announcement of termination of agreement to acquire
                                              Crosfield business of Imperial Chemical Industries PLC

October 30, 1998                              Announcement of 1998 third quarter results;
                                              election of Paul J. Norris as President and Chief
                                              Executive Officer

December 3, 1998                              Announcement of insurance settlement; decision to
                                              retain Darex Container Products; changes to share
                                              repurchase strategy; charges for Circe Biomedical,
                                              asbestos, environmental and other costs; completion of
                                              review of obtaining asbestos insurance coverage

February 11, 1999                             Announcement of 1998 fourth quarter and full year
                                              results; a change in the accrual period for asbestos bodily injury liabilities, the results of its productivity review of its administrative and operating functions, the financial
                                              effect of certain environmental matters; and the sale of
                                              its Circe biomedical operations.

         Exhibits. The exhibits to this Report are listed below. Other than exhibits that are filed herewith, all exhibits listed below are incorporated by reference. Exhibits indicated by an asterisk (*) are the management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.

         For purposes of describing these exhibits, "Old Grace" means W. R. Grace & Co., a Delaware corporation (subsequently renamed Sealed Air Corporation), a predecessor to the Company, and "Grace New York" means W. R. Grace & Co., a New York corporation (subsequently renamed Fresenius Medical Care Holdings, Inc.), a predecessor to Old Grace. See Note 1 to the Consolidated Financial Statements in the Financial Supplement for a description of the reorganizations of the Company and its predecessors.

EXHIBIT
  NO.                          EXHIBIT                                                WHERE LOCATED
 ----                          -------                                                -------------
2.1              Form of Distribution Agreement, by and                  Annex B to the Joint Proxy
                 among Old Grace, W. R. Grace &                          Statement/Prospectus dated February 13,
                 Co.-Conn. and Grace Specialty Chemicals,                1998 of Old Grace and Sealed Air
                 Inc. (now named W. R. Grace & Co.)                      Corporation included in Form S-4 (filed
                                                                         2/13/98)
3.1              Restated Certificate of Incorporation of                Exhibit 3.1 to Form 8-K (filed 4/9/98)
                 W. R. Grace & Co.

3.2              Amended and Restated By-laws of W. R.                   Filed herewith
                 Grace & Co.

4.1              Rights Agreement dated as of March 31,                  Exhibit 4.1 to Form 8-K (filed 4/9/98)
                 1998 between W. R. Grace & Co. and The
                 Chase Manhattan Bank, as Rights Agent

4.2              Indenture dated as of September 29, 1992                Exhibit 4(a) to Registration Statement
                 among  W. R. Grace & Co.-Conn., Grace                   No. 33-43566 on Form S-3 (filed
                 New York and Bankers Trust Company                      10/29/91)

4.3              Supplemental Indenture dated as of                      Exhibit 4.4 to Form 8-K of Old Grace
                 September 24, 1996, among W. R. Grace                   (filed 10/10/96)
                 & Co.-Conn., Grace New York, Old Grace
                 and Bankers Trust Company, to Indenture
                 dated as of September 29, 1992

4.4              Indenture dated as of January 28, 1993                  Exhibit 4(a) to Registration Statement
                 among W. R. Grace & Co.-Conn., Grace                    No. 33-55392 on Form S-3 (filed
                 New York and The Bank of New York                       12/4/92)
                 (successor to NationsBank of Georgia,
                 N.A.)

EXHIBIT
NO.                                     EXHIBIT                                            WHERE LOCATED
----                                    --------                                           -------------
4.5              Supplemental Indenture dated as of                      Exhibit 4.5 to Form 8-K of Old Grace
                 September 24, 1996, among W. R. Grace                   (filed 10/10/96)
                 & Co.-Conn., Grace New York, Old Grace,
                 and The Bank of New York, to Indenture
                 dated as of January 28, 1993

4.6              Credit Agreement, dated as of May 14,                   Exhibit 4.1 to Form 10-Q (filed 8/14/98)
                 1998, among W. R. Grace & Co.-Conn.,
                 W. R. Grace & Co., the several banks
                 parties thereto, the co-agents signatories
                 thereto; The Chase Manhattan Bank, as
                 administrative agent for such banks; and
                 Chase Securities, Inc., as arranger

4.7              364-Day Credit Agreement, dated as of                   Exhibit 4.2 to Form 10-Q (filed 8/14/98)
                 May 14, 1998, among W. R. Grace & Co.-
                 Conn.; W. R. Grace & Co.; the several banks
                 parties thereto; the co-agents signatories
                 thereto; Bank of America National Trust and
                 Savings Association and NationsBank, N.A., as
                 co-documentation agents; The Chase Manhattan
                 Bank, as administrative agent for such banks;
                 and Chase Securities Inc., as arranger

10.1             Form of Employee Benefits Allocation                    Exhibit 10.1 to Form 10 (filed 3/13/98)
                 Agreement, by and among Old Grace,
                 W. R. Grace & Co.- Conn. and Grace
                 Specialty Chemicals, Inc. (now named
                 W. R. Grace & Co.)

10.2             Form of Tax Sharing Agreement, by and                   Exhibit 10.2 to Form 10 (filed 3/13/98)
                 among Old Grace, W. R. Grace &
                 Co.-Conn. and Grace Specialty Chemicals,
                 Inc. (now named W. R. Grace & Co.)

10.3             Form of W. R. Grace & Co. 1998 Stock                    Annex C to the Information  Statement of
                 Incentive Plan                                          Grace Specialty Chemicals, Inc. (now
                                                                         named W. R. Grace & Co.) dated
                                                                         February 13, 1998 included in the Form
                                                                         10 of Grace filed 3/13/98 ("Information
                                                                         Statement")*






EXHIBIT
  NO.                          EXHIBIT                                            WHERE LOCATED
 ----                          -------                                            -------------

10.4             Form of W. R. Grace & Co. 1998 Stock                    Annex D to Information Statement*
                 Plan for Nonemployee Directors
10.5             W. R. Grace & Co. 1996 Stock Incentive                  Exhibit 10.4 to Form 10-Q (filed
                 Plan, as amended                                        5/15/98)*
10.6             W. R. Grace & Co. 1996 Stock Retainer                   Exhibit 10.2 to Form 8-K of Old Grace
                 Plan for Nonemployee Directors                          (filed 10/10/96)*
10.7             W. R. Grace & Co. Supplemental                          Exhibit 10.03 to Form 10-K of Old Grace
                 Executive Retirement Plan, as amended                   (filed  3/28/97)*
10.8             W. R. Grace & Co. Executive Salary                      Exhibit 10.04 to Form 10-K of Old Grace
                 Protection Plan, as amended                             (filed 3/28/97)*
10.9             W. R. Grace & Co. 1981 Stock Incentive                  Exhibit 10.3 to Form 8-K of Old Grace
                 Plan, as amended                                        (filed 10/10/96)*
10.10            W. R. Grace & Co. 1986 Stock Incentive                  Exhibit 10.4 to Form 8-K of Old Grace
                 Plan, as amended                                        (filed 10/10/96)*
10.11            W. R. Grace & Co. 1989 Stock Incentive                  Exhibit 10.5 to Form 8-K of Old Grace
                 Plan, as amended                                        (filed 10/10/96)*
10.12            W. R. Grace & Co. 1994 Stock Incentive                  Exhibit 10.6 to Form 8-K of Old Grace
                 Plan, as amended                                        (filed 10/10/96)*
10.13            Information concerning W. R. Grace &                    Pages 7-12 and 26-36 of Proxy Statement
                 Co. Incentive Compensation Program,                     of Old Grace (filed 4/7/97)*
                 Deferred Compensation Program and
                 Long-Term Incentive Program
10.14            Form of Long-Term Incentive Program                     Exhibit 10.13 to Registration Statement
                 Award                                                   on Form S-1 of Old Grace (filed 8/2/96)*
10.15            Forms of Stock Option Agreements                        Filed herewith
10.16            Form of Stock Option Agreements                         Exhibit 10.14 to Registration  Statement
                                                                         on Form S-1 of Old Grace (filed 8/2/96)*
10.17            Form of Stock Option Agreements                         Exhibit 10.5 to Form 10-Q (filed
                                                                         5/15/98)*
10.18            Form of Executive Severance Agreement                   Exhibit 10.20 to Form 10 of Grace
                 between W. R. Grace & Co. and officers                  Specialty Chemicals, Inc. (now W. R.
                                                                         Grace & Co.) (filed 3/13/98)*






EXHIBIT
  NO.                          EXHIBIT                                            WHERE LOCATED
 ----                          -------                                            -------------

10.19            Employment Agreement dated as of May                    Exhibit 10.1 to Form 10-Q of Grace New
                 1, 1995 between W. R. Grace & Co. and                   York (filed 8/14/95)*
                 Albert J. Costello
10.20            Amendment dated August 9, 1996 to                       Exhibit 10.7 to Form 8-K of Old Grace
                 Employment Agreement, dated as of May                   (filed 10/10/96)*
                 1, 1995, between W. R. Grace & Co. and
                 Albert J. Costello
10.21            Amendment dated April 14, 1998 to                       Exhibit 10.1 to Form 10-Q (filed
                 Employment Agreement, dated as of May                   5/15/98)*
                 1, 1995, between W. R. Grace & Co. and
                 Albert J. Costello
10.22            Option Agreement between W. R. Grace &                  Exhibit 10.8 to Form 8-K of Old Grace
                 Co. and Albert J. Costello, dated May 1,                (filed 10/10/96)*
                 1995, as amended
10.23            Option Agreement between W. R. Grace &                  Exhibit 10.37 to Registration Statement
                 Co. and Albert J. Costello, dated March 6,              on Form S-1 of Old Grace (filed
                 1996                                                    8/2/96)*
10.24            Option Agreement between W. R. Grace &                  Exhibit 10.25 to Form 10 (filed 3/13/98)*
                 Co. and Albert J. Costello, dated March 5,
                 1997
10.25            Option Agreement between W. R. Grace &                  Exhibit 10.6 to Form 10-Q (filed
                 Co. and Albert J. Costello dated April 1,               5/15/98)*
                 1998
10.26            Employment Agreement dated May 15,                      Exhibit 10.28 to Form 10-K of Old Grace
                 1995 between W. R. Grace & Co. and                      (filed 3/28/97)*
                 Larry Ellberger
10.27            Amendment dated April 14, 1998 to                       Exhibit 10.2 to Form 10-Q (filed
                 Employment Agreement dated May 15,                      5/15/98)*
                 1995 between W. R. Grace & Co. and
                 Larry Ellberger
10.28            Restricted Stock Award Agreement dated                  Exhibit 10.29 to Form 10-K of Old Grace
                 June 6, 1995 between W. R. Grace & Co.                  (filed 3/28/97)*
                 and Larry Ellberger,  as amended by letter
                 agreement dated August 26, 1996 between
                 Larry Ellberger and W. R. Grace & Co.






EXHIBIT
  NO.                          EXHIBIT                                            WHERE LOCATED
 ----                          -------                                            -------------

10.29            Form of Restricted Share Award                          Exhibit 10.3 to Form 10-Q (filed
                 Agreements dated April 7, 1998                          5/15/98)*
10.30            Letter Agreement dated December 10,                     Exhibit 10.30 to Form 10-K of Old Grace
                 1996 between W. R. Grace & Co. and                      (filed 3/28/97)*
                 Larry Ellberger
10.31            Employment Agreement, dated October                     Exhibit 10.1 in Form 10-Q (filed
                 26, 1998, by and between W. R. Grace &                  11/13/98)*
                 Co. and Paul J. Norris
10.32            Consulting Agreement, dated August 3,                   Exhibit 10.1 in Form 10-Q (filed
                 1998, by and between W. R. Grace & Co.                  11/13/98)*
                 and Robert H. Beber
10.33            Distribution Agreement by and among                     Exhibit 2 to Form 8-K of Grace New
                 Grace New York, W. R. Grace &                           York (filed 2/6/96)
                 Co.-Conn. and Fresenius AG dated
                 February 4, 1996
10.34            Form of Indemnification Agreement                       Exhibit 10.39 to Registration Statement
                 between W. R. Grace & Co. and certain                   on Form S-1 of Old Grace (filed 8/2/96)*
                 directors
10.35            Form of Indemnification Agreement                       Exhibit 10.37 to Form 10-K of Old Grace
                 between W. R. Grace & Co. and certain                   (filed 3/28/97)*
                 officers and directors
12               Computation of Ratio of Earnings to Fixed               Filed herewith in Financial Supplement
                 Charges and Combined Fixed Charges and                  to Grace 1998 10-K
                 Preferred Stock Dividends
21               List of Subsidiaries of W. R. Grace & Co.               Filed herewith
23               Consent of Independent Accountants                      Filed herewith in Financial Supplement
                                                                         to Grace 1998 10-K
24               Powers of Attorney                                      Filed herewith
27               Financial Data Schedules                                [Filed Electronically Only]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    W. R. GRACE & CO.

                                                    By /s/ L. Ellberger
                                                      -------------------------
                                                          L. Ellberger
                                                    (Senior Vice President and
                                                     Chief Financial Officer)
Date: March 29, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1999.


                 Signature                                             Title
                 ---------                                             -----
             P. J. Norris*                                    President and Director
                                                             (Principal Executive Officer)

         J. F. Akers*                       }
         R. C. Cambre*                      }
         M. A. Fox*                         }        Directors
         J. J. Murphy*                      }
         T. A. Vanderslice*                 }


           /s/ L. Ellberger                                   Senior Vice President
           -----------------                                 (Principal Financial Officer)
             (L. Ellberger)

           /s/ K. A. Browne                                   Vice President and Controller
           -----------------                                 (Principal Accounting Officer)
             (K. A. Browne)

-------

* By signing his name hereto, David B. Siegel is signing this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                                                       By /s/ David B. Siegel
                                                          ---------------------
                                                              David B. Siegel
                                                             (Attorney-in-Fact)

                              FINANCIAL SUPPLEMENT


                                W. R. GRACE & CO.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                              FINANCIAL SUPPLEMENT
                                       to
         Annual Report on Form 10-K for the Year Ended December 31, 1998

                       W. R. GRACE & CO. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements
                  and Financial Statement Schedule and Exhibit


                                                                                                                     Page
Report of Independent Certified Public Accountants on Financial Statement Schedule.............................      F-2
Consent of Independent Certified Public Accountants............................................................      F-2
Management's Responsibility for Financial Reporting............................................................      F-3
Report of Independent Certified Public Accountants.............................................................      F-3
Consolidated Statement of Operations for the three years in the
     period ended December 31, 1998............................................................................      F-4
Consolidated Statement of Cash Flows for the three years in the
     period ended December 31, 1998............................................................................      F-5
Consolidated Balance Sheet at December 31, 1998 and 1997.......................................................      F-6
Consolidated Statement of Shareholders' Equity for the three
     years in the period ended December 31, 1998...............................................................      F-7
Notes to Consolidated Financial Statements.....................................................................      F-8 - F-27
Quarterly Summary and Statistical Information - Unaudited......................................................      F-28
Financial Summary..............................................................................................      F-29
Management's Discussion and Analysis of Results of Operations
     and Financial Condition...................................................................................      F-30 - F-38

Financial Statement Schedule
     Schedule II  -  Valuation and Qualifying Accounts and Reserves............................................      F-39

Exhibit 12:  Computation of Ratio of Earnings to Fixed Charges and
     Combined Fixed Charges and Preferred Stock Dividends......................................................      F-40


     The financial data listed above appearing in this Financial Supplement are incorporated by reference herein. The Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Financial statements of less than majority owned persons and other persons accounted for by the equity method have been omitted as provided in Rule 3-09 of Securities and Exchange Commission Regulation S-X. Financial Statement Schedules not included have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Shareholders and Board of Directors of W. R. Grace & Co.

Our audits of the consolidated financial statements referred to in our report dated February 4, 1999 appearing on page F-3 of this 1998 Annual Report on Form 10-K of W. R. Grace & Co. also included an audit of the Financial Statement Schedule listed on page F-1 in the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibit of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP
Ft. Lauderdale, Florida
February 4, 1999




CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectuses constituting parts of the Registration Statements on Form S-8 (Nos. 333-49083, 333-49507, 333-49509, 333-49511, 333-49513, 333-49515, 333-49517, 333-49703, and
333-49705) of W. R. Grace & Co. of our report dated February 4, 1999 appearing on page F-3 of this 1998 Annual Report on Form 10-K of W. R. Grace & Co. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears above.

/s/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP
Ft. Lauderdale, Florida
March 29, 1999

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING


Management is responsible for the preparation, integrity and objectivity of the Consolidated Financial Statements and the other financial information included in this report. Such financial information has been prepared in conformity with generally accepted accounting principles and accordingly includes certain amounts that represent management's best estimates and judgments. Actual amounts could differ from those estimates.
     Management maintains internal control systems to assist it in fulfilling its responsibility for financial reporting. These systems include business, accounting and reporting policies and procedures, selection of personnel, segregation of duties and an internal audit function. While no system can ensure elimination of all errors and irregularities, Grace's systems, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed and transactions are properly executed and reported. The concept of reasonable assurance is based on the recognition that there are limitations in all systems and that the costs of such systems should not exceed their benefits.
     The Audit Committee of the Board of Directors, which is comprised of directors who are neither current nor former officers, employees or consultants to Grace, meets regularly with Grace's senior financial personnel, internal auditors and independent certified public accountants to review audit plans and results, as well as the actions taken by management in discharging its responsibilities for accounting, financial reporting and internal control systems. The Audit Committee reports its findings and recommends the selection of independent certified public accountants to the Board of Directors. Grace's management, internal auditors and independent certified public accountants have direct and confidential access to the Audit Committee at all times.
     The independent certified public accountants are engaged to conduct the audits of and report on the Consolidated Financial Statements in accordance with generally accepted auditing standards. These standards require a review of the systems of internal controls and tests of transactions to the extent considered necessary by the independent certified public accountants for purposes of supporting their opinion as set forth in their report.




Paul J. Norris                                         Larry Ellberger
Chairman, President and                                Senior Vice President and
Chief Executive Officer                                Chief Financial Officer




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

PRICEWATERHOUSECOOPERS LLP
200 East Las Olas Boulevard
Ft. Lauderdale, FL  33301

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF W. R. GRACE & CO.

In our opinion, the accompanying consolidated financial statements appearing on pages F-4 through F-27 of this report present fairly, in all material respects, the financial position of W. R. Grace & Co. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
February 4, 1999

CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------------------------------------------------------
W. R. Grace & Co. and Subsidiaries

CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------------------
Dollars in millions, except per share amounts                                          1998         1997        1996
--------------------------------------------------------------------------------------------------------------------------------

Sales and revenues...............................................................     $1,463.4     $1,478.4     $1,716.4
Other income.....................................................................         48.5         64.9         50.8
                                                                                      --------     --------     --------
                                                                                       1,511.9      1,543.3      1,767.2
                                                                                      --------     --------     --------

Cost of goods sold and operating expenses........................................        884.8        917.3      1,003.4
Selling, general and administrative expenses.....................................        321.4        376.8        461.3
Depreciation and amortization....................................................         93.9         93.4         95.9
Research and development expenses................................................         47.4         42.4         55.4
Interest expense and related financing costs.....................................         20.2         25.3         30.5
Restructuring costs and asset impairments........................................         21.0         47.8         34.7
Provision for environmental charges, net.........................................        (38.2)         --           --
Provision relating to asbestos-related liabilities and insurance coverage........        376.1          --         229.1
Gain on sales of businesses......................................................          --        (103.1)      (326.4)
                                                                                      --------     --------     --------
                                                                                       1,726.6      1,399.9      1,583.9
                                                                                      --------     --------     --------

(Loss)/income from continuing operations before income taxes.....................       (214.7)       143.4        183.3
(Benefit from)/provision for income taxes........................................        (69.0)        55.2         70.4
                                                                                      --------     --------     --------
     (LOSS)/INCOME FROM CONTINUING OPERATIONS....................................       (145.7)        88.2        112.9

(Loss)/income from discontinued operations, net of tax...........................         (2.6)       172.8      2,744.8
Extraordinary item - loss from extinguishment of debt, net of tax................        (35.3)          --           --
                                                                                      --------     --------     --------
     NET (LOSS)/INCOME...........................................................     $ (183.6)    $  261.0     $2,857.7
                                                                                      ========     ========     ========

(Loss)/earnings per share:
     Continuing operations
         Basic...................................................................       $(1.95)     $  1.19      $  1.22
         Diluted.................................................................        (1.95)        1.17         1.20
     Net (loss)/earnings
         Basic...................................................................       $(2.46)     $  3.53       $31.06
         Diluted.................................................................        (2.46)        3.45        30.57

--------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements, pages F-8 to F-27, are integral parts of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------------
In millions                                                                               1998          1997         1996
--------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES (1)
(Loss)/income from continuing operations before income taxes.....................       $(214.7)    $  143.4     $  183.3
Reconciliation to cash provided by operating activities:
     Depreciation and amortization...............................................          93.9         93.4         95.9
     Provision relating to asbestos-related liabilities and insurance coverage...         376.1          --         229.1
     Restructuring costs and asset impairments...................................          21.0         47.8         34.7
     Gain on sales of businesses.................................................           --        (103.1)      (326.4)
     Changes in assets and liabilities, excluding businesses acquired/divested and foreign currency exchange effect:
        Decrease/(increase) in notes and accounts receivable.....................          85.7        (70.2)      (126.4)
        Decrease/(increase) in inventories.......................................            .5         (7.9)        51.9
        Increase in other current assets due to sale of accounts receivable......         (65.1)         --           --
        Net proceeds from asbestos-related insurance settlements.................          74.0         68.7        184.5
        Net expenditures for asbestos-related litigation.........................        (238.7)      (142.8)      (186.6)
        Increase/(decrease) in accounts payable..................................          15.3        (26.3)       (36.4)
        Decrease in accrued liabilities..........................................        (157.1)       (94.8)      (116.6)
        Other....................................................................         (68.3)        (2.1)       (17.8)
                                                                                      ---------   ----------    ---------
     Net pretax cash used for operating activities of continuing operations......         (77.4)       (93.9)       (30.8)
Net pretax cash (used for)/provided by operating activities of discontinued
    operations ..................................................................         (66.0)       339.6        365.6
                                                                                      ---------   ----------    ---------
     Net pretax cash (used for)/provided by operating activities.................        (143.4)       245.7        334.8
Income taxes paid, net of refunds................................................          70.7         (9.3)      (111.5)
                                                                                      ---------   ----------    ---------
     NET CASH (USED FOR)/PROVIDED BY OPERATING ACTIVITIES........................         (72.7)       236.4        223.3
                                                                                      ---------   ----------    ---------

INVESTING ACTIVITIES (1)
Capital expenditures.............................................................        (100.9)      (258.7)      (456.6)
Businesses acquired in purchase transactions, net of cash acquired...............           --         (17.2)       (32.1)
Net investing activities of discontinued operations..............................         (14.3)       (70.7)      (192.9)
Net proceeds from divestment of businesses.......................................           3.4        695.5      2,720.3
Proceeds from disposals of assets................................................           3.1         21.2         36.6
Other............................................................................            .5          --          (2.4)
                                                                                      ---------   ----------    ---------
     NET CASH (USED FOR)/PROVIDED BY INVESTING ACTIVITIES........................        (108.2)       370.1      2,072.9
                                                                                      ---------   ----------    ---------

FINANCING ACTIVITIES (1)
Dividends paid...................................................................           --         (41.2)       (46.0)
Repayments of borrowings having original maturities in excess of three months....        (698.5)      (162.9)      (196.1)
Increase in borrowings having original maturities in excess of three months......           --            .6           .6
Net repayments of borrowings having original maturities of three months or less..        (331.3)      (142.0)      (344.3)
Stock options exercised..........................................................          52.0         60.1         70.7
Net financing activities of discontinued operations..............................       1,256.6          --        (136.7)
Purchase of treasury stock.......................................................         (82.2)      (335.9)    (1,319.3)
Repurchase of limited partnership interest.......................................           --           --        (297.0)
Other............................................................................           --           --            .3
                                                                                      ---------   ----------    ---------
     NET CASH PROVIDED BY/(USED FOR) FINANCING ACTIVITIES........................         196.6       (621.3)    (2,267.8)
                                                                                      ---------   ----------    ---------

Effect of exchange rate changes on cash and cash equivalents.....................           2.0         (5.9)         (.7)
                                                                                      ---------   ----------    ---------
Increase/(decrease) in cash and cash equivalents.................................          17.7        (20.7)        27.7
                                                                                      ---------   ----------    ---------
     CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................................          47.6         68.3         40.6
                                                                                      ---------   ----------    ---------
     CASH AND CASH EQUIVALENTS, END OF YEAR......................................     $    65.3   $     47.6   $     68.3
                                                                                      =========   ==========   ==========

--------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements, pages F-8 to F-27, are integral parts of these statements.

(1)  See Notes 1 and 3 for supplemental information.

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------------------------------------------------------

Dollars in millions, except par value                                                                  1998           1997
--------------------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and cash equivalents...................................................................        $   65.3      $   47.6
Notes and accounts receivable, net..........................................................           196.9         273.3
Inventories.................................................................................           130.1         129.6
Net assets of discontinued operations.......................................................             8.3       1,424.0
Asbestos-related insurance receivable.......................................................            66.7          79.8
Deferred income taxes.......................................................................            81.0         209.6
Other current assets........................................................................            77.3          11.6
                                                                                                    --------      --------
     TOTAL CURRENT ASSETS...................................................................           625.6       2,175.5

Properties and equipment, net...............................................................           661.4         663.3
Goodwill, net...............................................................................            37.8          42.9
Asbestos-related insurance receivable.......................................................           376.3         233.9
Deferred income taxes.......................................................................           406.9         238.1
Other assets................................................................................           469.8         419.3
                                                                                                    --------      --------
     TOTAL ASSETS...........................................................................        $2,577.8      $3,773.0
                                                                                                    ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term debt.............................................................................        $   80.6      $  413.6
Accounts payable............................................................................           123.7         106.5
Income taxes................................................................................           135.3         175.6
Liability for asbestos-related litigation...................................................            93.0         236.5
Other current liabilities...................................................................           255.6         425.5
                                                                                                    --------      --------
     TOTAL CURRENT LIABILITIES..............................................................           688.2       1,357.7

Long-term debt..............................................................................            32.8         658.7
Deferred income taxes.......................................................................            24.5          20.2
Noncurrent liability for asbestos-related litigation........................................         1,101.1         619.4
Other liabilities...........................................................................           643.6         649.1
                                                                                                    --------      --------
     TOTAL LIABILITIES......................................................................         2,490.2       3,305.1
                                                                                                    --------      --------

COMMITMENTS AND CONTINGENCIES (NOTES 2, 3, 9 AND 11)

SHAREHOLDERS' EQUITY
Common stock, par value $.01; 300,000,000 shares authorized;
     outstanding:  1998 - 72,503,000; 1997 - 74,540,000.....................................              .7            .7
Paid in capital.............................................................................           409.3         563.4
Retained earnings...........................................................................          (157.6)        108.3
Accumulated other comprehensive loss........................................................           (80.9)       (198.8)
Deferred compensation trust.................................................................             (.8)         (5.7)
Treasury stock, at cost: 5,149,100 common shares............................................           (83.1)          --
                                                                                                    --------      --------
     TOTAL SHAREHOLDERS' EQUITY.............................................................            87.6         467.9
                                                                                                    --------      --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................................        $2,577.8      $3,773.0
                                                                                                    ========      ========

--------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements, pages F-8 to F-27, are integral parts of these statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------
                                                                                                              Accumulated
                                                                                  Deferred                    Other
                                          Preferred   Common   Paid in  Retained  Compensation    Treasury    Comprehensive
In millions                               Stocks      Stock    Capital  Earnings  Trust           Stock       Income/(Loss)
----------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995........        $   7.4    $  97.4   $  459.8 $  709.0  $     --        $  (2.4)     $    (39.4)

Net income........................            --         --         --   2,857.7        --            --              --

Dividends paid....................            --         --         --     (46.0)       --            --              --
Dividend of common equity interest in
     health care business.........            --         --         --  (2,172.3)       --            --              --

Change in par value of common stock           --       (88.1)      88.1      --         --            --              --

Purchase of common stock..........            --         --         --       --         --       (1,319.3)            --

Issuance/delivery of shares under
stock plans.......................            --         1.4       98.5      --         --            5.8             --

Retirement of preferred stocks....           (7.4)       --         --       7.4        --            --              --

Retirement of treasury stock......            --        (9.9)    (122.3)(1,183.2)       --        1,315.4             --

Foreign currency translation
adjustments.......................            --         --         --       --         --            --            (25.2)
                                          --------   --------  -------- --------  ---------       --------     ----------
BALANCE, DECEMBER 31, 1996........        $   --     $    .8   $  524.1 $  172.6  $     --        $   (.5)     $    (64.6)
                                          ========   ========  ======== ========  =========       ========     ==========

Net income........................            --         --         --     261.0        --            --              --

Dividends paid....................            --         --         --     (41.2)       --            --              --

Purchase of common stock..........            --         --         --       --         --         (335.9)            --

Issuance/delivery of shares under
stock plans.......................            --         --        86.8      --        (5.7)          4.7             --

Retirement of treasury stock......            --         (.1)     (47.5)  (284.1)       --          331.7             --

Foreign currency translation
adjustments.......................            --         --         --       --         --            --           (134.2)
                                          --------   --------  -------- --------  ---------       --------     ----------
BALANCE, DECEMBER 31, 1997........        $   --     $    .7   $  563.4 $  108.3  $    (5.7)      $   --       $   (198.8)
                                          ========   ========  ======== ========  =========       ========     ==========


Net loss..........................            --         --         --    (183.6)       --            --              --

Separation of Packaging Business..            --         --      (233.8)   (82.3)        .5           --            119.2

Reclassification of assets in deferred
     compensation trust...........            --         --         --       --         4.2           --              --

Purchase of common stock..........            --         --         --       --         --          (83.1)            --

Issuance/delivery of shares under
stock plans.......................            --         --        79.7      --          .2           --              --

Unrealized gain on security.......            --         --         --       --         --            --             16.5

Minimum pension liability adjustments         --         --         --       --         --            --            (10.6)

Foreign currency translation
adjustments.......................            --         --         --       --         --            --             (7.2)
                                          --------   --------  -------- --------  ---------       --------     ----------
BALANCE, DECEMBER 31, 1998........        $   --     $    .7   $  409.3 $ (157.6) $     (.8)      $ (83.1)     $    (80.9)
                                          ========   ========  ======== ========  =========       ========     ==========

----------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements, pages F-8 to F-27, are integral parts of these statements.






----------------------------------
                  |
   TOTAL          |
   SHAREHOLDERS'  |  Comprehensive
   EQUITY         |  Income/(Loss)
----------------------------------
                  |
                  |
    $1,231.8      |   $      --
                  |
     2,857.7      |      2,857.7
                  |
       (46.0)     |          --
                  |
    (2,172.3)     |          --
                  |
         --       |          --
                  |
    (1,319.3)     |          --
                  |
                  |
       105.7      |          --
         --       |          --
                  |
         --       |          --
                  |
                  |
       (25.2)     |        (25.2)
    --------      |    ---------
    $  632.4      |    $ 2,832.5
    ========      |    =========
                  |
       261.0      |        261.0
                  |
       (41.2)     |          --
                  |
      (335.9)     |          --
                  |
                  |
        85.8      |          --
         --       |          --
                  |
                  |
      (134.2)     |       (134.2)
    --------      |    ---------
    $  467.9      |    $   126.8
    ========      |    =========
                  |
                  |
      (183.6)     |       (183.6)
                  |
      (196.4)     |          --
                  |
                  |
         4.2      |          --
                  |
       (83.1)     |          --
                  |
                  |
        79.9      |          --
        16.5      |         16.5
                  |
       (10.6)     |        (10.6)
                  |
                  |
        (7.2)     |         (7.2)
    --------      |    ---------
    $   87.6      |    $  (184.9)
    ========      |    =========
                  |
---------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Dollars in millions, except per share amounts

-------------------------------------------------------------------------------
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES
-------------------------------------------------------------------------------

W. R. Grace & Co., through its subsidiaries, is primarily engaged in three specialty chemicals businesses on a worldwide basis. These businesses consist of catalysts and silica-based products (Grace Davison), specialty construction chemicals and building materials (Grace Construction Products) and container sealants, closure sealants and coatings (Darex Container Products). W. R. Grace & Co. also owns businesses and investments involved in health care services and other products and services. As used in these notes, the term "Company" refers to W. R. Grace & Co., a Delaware corporation. The term "Grace" refers to the Company and/or one or more of its subsidiaries and, in certain cases, their respective predecessors.

PACKAGING BUSINESS TRANSACTION: On March 31, 1998, a predecessor of the Company (Old Grace) completed a transaction in which its flexible packaging business (Packaging Business) was combined with Sealed Air Corporation (Sealed Air). Old Grace effected this transaction by transferring its specialty chemicals businesses along with certain other businesses and assets to the Company (then named Grace Specialty Chemicals, Inc.), distributing the shares of the Company's common stock to Old Grace's shareholders on a one-for-one basis (Spin-off) and merging a subsidiary of Old Grace with Sealed Air (Merger). Immediately following the Spin-off and Merger, the Company changed its name to "W. R. Grace & Co." and Old Grace changed its name to "Sealed Air Corporation" (New Sealed
Air). As a result of the transaction, the Packaging Business was classified as a discontinued operation as of December 31, 1997.
     For further information, see Old Grace's Joint Proxy Statement/Prospectus dated February 13, 1998, the Company's Information Statement dated February 13, 1998 and Note 3.

1996 REORGANIZATION: On September 28, 1996, a predecessor of Old Grace (Grace New York) distributed all of Old Grace's outstanding common stock (which had a par value of $.01 per share) to the holders of Grace New York common stock (which had a par value of $1.00 per share) on a one-for-one basis. As a result of the distribution, Grace New York's principal remaining asset was the outstanding capital stock of National Medical Care, Inc. (NMC), a health care company that was classified as a discontinued operation in the second quarter of 1995. On September 29, 1996, a wholly owned subsidiary of Fresenius Medical Care AG (FMC), a German corporation, merged with and into Grace New York, resulting in the combination of NMC with the worldwide dialysis business of Fresenius AG (Fresenius), a German health care corporation and the principal shareholder of FMC.
     The Grace New York preferred stock issued and outstanding at the time of the above distribution remained outstanding, and the treasury shares held by Grace New York at the time of the distribution were retained by Grace New York. Accordingly, the distribution was treated as a retirement of preferred stocks and a retirement of treasury stock within the Consolidated Statement of Shareholders' Equity for the year ended December 31, 1996.
     For further information, see the Grace New York Joint Proxy Statement/Prospectus dated August 2, 1996, the Prospectus of Grace Holding, Inc. (a predecessor of the Company) dated August 2, 1996, and Notes 3 and 12.

PRINCIPLES OF CONSOLIDATION: The Consolidated Financial Statements include the accounts of Grace and majority-owned companies as to which the Company exercises significant control over operating and financial policies. Intercompany transactions and balances are eliminated in consolidation. Investments in affiliated companies as to which the Company does not exercise significant control over operating and financial policies are accounted for under the equity method.

RECLASSIFICATIONS: Certain amounts in prior years' Consolidated Financial Statements have been reclassified to conform to the 1998 presentation and as required with respect to discontinued operations and new accounting pronouncements.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities (including contingent assets and liabilities) reported at the date of the Consolidated Financial Statements and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates.

CASH EQUIVALENTS: Cash equivalents consist of liquid instruments with maturities of three months or less when purchased. The recorded amounts approximate fair value because of the short maturities of these investments.

SALE OF ACCOUNTS RECEIVABLE: Grace enters into transactions to sell certain of its trade accounts receivable and retains a subordinated interest and servicing rights. Gains or losses on the sale of receivables are based on the carrying value of the assets sold, allocated in proportion to their fair value. Retained interests are carried at fair value and are included in other current assets in the Consolidated Balance Sheet. Grace generally estimates fair value based on the present value of expected future cash flows less management's best estimates of uncollectible accounts receivable. Grace maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all trade receivables, including receivables sold. The allowance is reviewed continually and adjusted for accounts deemed uncollectible by management. Expenses and losses associated with the program are recognized as a component of interest expense and related financing costs.

INVENTORIES: Inventories are stated at the lower of cost or market. The methods used to determine cost include first-in/first-out and, for substantially all U.S. inventories, last-in/first-out. Market values for raw materials are based on current cost and, for other inventory classifications, net realizable value.

PROPERTIES AND EQUIPMENT: Properties and equipment are stated at the lower of cost or fair value. Depreciation of properties and equipment is generally computed using the straight-line method over the estimated useful life of the asset. Estimated useful lives range from 20 to 40 years for buildings, 3 to 10 years for machinery and equipment and 5 to 10 years for furniture and fixtures. Interest is capitalized in connection with major project expenditures and amortized, generally on a straight-line basis, over the estimated useful life of the asset. Fully depreciated assets are retained in properties and equipment and related accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds from disposal, is charged or credited to income. Grace reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

GOODWILL: Goodwill arises from certain purchase transactions and is amortized using the straight-line method over appropriate periods not exceeding 40 years. Accumulated amortization totaled $9.8 and $5.8 at December 31, 1998 and 1997, respectively. Grace reviews its goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are charged to expense as incurred.

CONSOLIDATED STATEMENT OF CASH FLOWS: For periods prior to the date of classification of a business as a discontinued operation, balance sheet information relating to the business is not classified under the caption "Net assets of discontinued operations." Accordingly, "Net pretax cash provided by operating activities of discontinued operations" excludes the effects of changes in working capital of discontinued operations prior to their classification as such. The net investing and financing activities of discontinued operations represent cash flows of discontinued operations subsequent to the respective dates of such classifications.

INCOME TAXES: Grace applies Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which specifies an asset and liability approach requiring the recognition of deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recorded in the Consolidated Financial Statements and tax returns. If it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is provided against such deferred tax assets.

FOREIGN CURRENCY TRANSLATION: Assets and liabilities of foreign subsidiaries (other than those located in countries with highly inflationary economies) are translated into U.S. dollars at current exchange rates, while their revenues, costs and expenses are translated at average exchange rates during each reporting period; resulting translation adjustments are reported as a component of shareholders' equity. The financial statements of subsidiaries located in countries with highly inflationary economies are remeasured as if the functional currency were the U.S. dollar; the remeasurement creates translation adjustments that are reflected in net income.

FINANCIAL INSTRUMENTS: Grace periodically enters into interest rate swap agreements and foreign exchange forward and option contracts to manage exposure to fluctuations in interest and foreign currency exchange rates. Grace does not hold or issue derivative financial instruments for trading purposes.

OTHER INCOME: Other income consists of interest income, equity in earnings of affiliated companies, gains on sales of investments and other items.


-------------------------------------------------------------------------------
2.  ASBESTOS AND RELATED INSURANCE LITIGATION
-------------------------------------------------------------------------------

Grace is a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products and expects that it will be named as a defendant in additional asbestos-related lawsuits in the future. Grace was a defendant in approximately 45,100 asbestos-related lawsuits at December 31, 1998 (14 involving claims for property damage and the remainder involving approximately 97,000 claims for personal injury), as compared to approximately 40,600 lawsuits at December 31, 1997 (18 involving claims for property damage and the remainder involving approximately 96,900 claims for personal injury).

PROPERTY DAMAGE LITIGATION
The plaintiffs in property damage lawsuits generally seek to have the defendants absorb the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. Each property damage case is unique in that the age, type, size and use of the building, and the difficulty of asbestos abatement, if necessary, vary from structure to structure. Thus, the amounts involved in prior dispositions of property damage cases are not necessarily indicative of the amounts that may be required to dispose of cases in the future. Information regarding product identification, the amount of product in the building, the age, type, size and use of the building, the jurisdictional history of prior cases and the court in which the case is pending provide meaningful guidance as to the range of potential costs. Some of this information is not yet available in the property damage cases currently pending against Grace. Accordingly, it is not possible to estimate with precision the costs of defending against and disposing of these cases. In accordance with SFAS No. 5, "Accounting for Contingencies," Grace has recorded an accrual for all existing property damage cases for which sufficient information is available to form a range of estimated exposure. At December 31, 1998, an estimate was not accrued for one case, due to insufficient information. Grace believes that the number of property damage cases to be filed in the future and the costs associated with such filings are not estimable.
     Through December 31, 1998, 140 asbestos property damage cases were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in seven cases (none of which is on appeal) for a total of $60.3; and 200 property damage cases were settled for a total of $587.9. Property damage case activity for 1998 and 1997 was as follows:


-------------------------------------------------------------------------------
                                                        1998            1997
-------------------------------------------------------------------------------
Cases outstanding, beginning of year..............       18              31
New cases filed...................................        2               1
Settlements.......................................       (5)             (9)
Dismissals........................................       (1)             (4)
Judgments.........................................       --              (1)
                                                        ---             ---
     Cases outstanding, end of year...............       14              18
                                                         ==              ==

-------------------------------------------------------------------------------

PERSONAL INJURY LITIGATION
Personal injury claims are generally similar to each other (differing primarily in the type of asbestos-related illness allegedly suffered by the plaintiff). However, Grace's estimated liability for such claims is influenced by numerous variables, including the solvency of other former asbestos producers, cross-claims by co-defendants, the rate at which new claims are filed, the jurisdiction in which the filings are made, and the defense and disposition costs associated with these claims.
     Through December 31, 1998, approximately 13,700 asbestos personal injury lawsuits involving 30,700 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 43,900 lawsuits involving 108,700 claims were disposed of for a total of $347.3. Personal injury claim activity for 1998 and 1997 was as follows:


-------------------------------------------------------------------------------
                                                      1998            1997
-------------------------------------------------------------------------------

Claims outstanding, beginning of year...........     96,933           91,511
New claims......................................     20,993           30,339
Settlements.....................................    (19,503)         (22,957)
Dismissals......................................     (1,399)          (1,955)
Judgments.......................................         (7)              (5)
                                                 ----------       ----------
     Claims outstanding, end of year............     97,017           96,933
                                                     ======          =======

-------------------------------------------------------------------------------

ASBESTOS-RELATED LIABILITY
In the fourth quarter of 1996, Grace recorded a noncash net pretax charge of $229.1 ($148.9 after-tax) after estimated insurance recoveries of $119.3, for the estimated costs of defending against and disposing of asbestos personal injury claims expected to be filed during the five-year period 1997-2001. Based on experience with, and recent trends in, asbestos personal injury litigation, Grace believes it can reasonably forecast the number and ultimate cost of present and future personal injury claims expected to be asserted through 2039. The change in the accrual period for asbestos-related personal injury litigation resulted in a fourth quarter noncash net pretax charge of $376.1 ($244.4 after-tax) after estimated insurance recoveries of $200.8. The provision consists of an addition of $576.9 to the asbestos liability for personal injury indemnity and defense costs, partially offset by expected recoveries from insurance carriers. The asbestos liability (including personal injury and property damage), net of insurance recoveries, is $751.1 at December 31, 1998. The personal injury asbestos accrual as of December 31, 1998 is based on Grace's best estimate of the full cost of resolving these liabilities through 2039.

     Based upon and subject to the factors discussed above, Grace estimates that its probable liability with respect to the defense and disposition of asbestos property damage and personal injury cases and claims was as follows at December 31, 1998 and 1997:

------------------------------------------------------------------------------------------
                                                                   1998         1997
------------------------------------------------------------------------------------------

Current liability for asbestos-related litigation .........      $   93.0      $ 236.5
Noncurrent liability for asbestos-related litigation.......       1,101.1        619.4
                                                                 --------      -------
     Total asbestos-related liability......................      $1,194.1      $ 855.9
                                                                 ========      =======

------------------------------------------------------------------------------------------

ASBESTOS-RELATED INSURANCE RECEIVABLE
Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. Activity in Grace's notes receivable from insurance carriers and asbestos-related insurance receivable during 1998 and 1997 was as follows:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                         1998         1997
--------------------------------------------------------------------------------------------------------------------------------
NOTES RECEIVABLE
Notes receivable from insurance carriers, beginning of year, net of discount of $4.8 (1997 - $7.4)     $  31.3      $  48.5
Proceeds received under asbestos-related insurance settlements...................................        (15.8)       (19.8)
Current year amortization of discount............................................................          2.5          2.6
                                                                                                       -------      -------
     Notes receivable from insurance carriers, end of year, net of discount of $2.3 (1997 - $4.8)         18.0         31.3
                                                                                                       -------      -------

INSURANCE RECEIVABLE
Asbestos-related insurance receivable, beginning of year.........................................        282.4        331.3
Proceeds received under asbestos-related insurance settlements...................................        (58.2)       (48.9)
Increase in asbestos-related insurance receivable................................................        200.8         --
                                                                                                       -------      -------
     Asbestos-related insurance receivable, end of year .........................................        425.0        282.4
                                                                                                       -------      -------

     Total amounts due from insurance carriers...................................................        443.0        313.7
     Less current asbestos receivable............................................................        (66.7)       (79.8)
                                                                                                       -------      -------
     Noncurrent asbestos receivable..............................................................      $ 376.3      $ 233.9
                                                                                                       =======      =======

--------------------------------------------------------------------------------------------------------------------------------

Notes receivable from insurance carriers represent amounts due from insurance carriers in reimbursement for amounts previously paid by Grace in defending against and disposing of asbestos cases and claims; payments under these notes will be received through 2001. These notes do not bear stated interest rates and, therefore, have been discounted using a weighted average interest rate of 6.7%. Installments due in 1999 are classified as "current" in the Consolidated Balance Sheet.
     The asbestos-related insurance receivable represents amounts expected to be received from carriers under settlement agreements for defense and disposition costs to be paid by Grace. Estimated insurance reimbursements relate to property damage and personal injury cases and claims pending at year-end 1998 and personal injury claims expected to be filed through 2039 (through 2002 at December 31, 1997). Certain of Grace's insurance carriers have become insolvent. From time to time, Grace has been successful in collecting funds from insolvent carriers, which were not previously accrued.
     As discussed above, in the fourth quarter of 1996, Grace recorded a noncash pretax benefit of $119.3 ($77.5 after-tax), primarily representing the additional insurance proceeds Grace expects to receive in reimbursement for the cash outflows associated with personal injury claims expected to be filed against Grace through 2001. Grace also recorded a noncash pretax benefit of $200.8 ($130.5 after-tax) in the fourth quarter of 1998, representing estimated recoveries from insurance carriers in reimbursement for indemnity and defense costs for personal injury claims expected to be filed against Grace through 2039.

INSURANCE LITIGATION
Grace has settled with and been paid by its primary insurance carriers with respect to both property damage and personal injury cases and claims. Grace has also settled with its excess insurance carriers that wrote policies available for property damage cases; those settlements involve amounts paid and to be paid to Grace. In addition, Grace has settled with many excess insurance carriers that wrote policies available for personal injury claims. Grace is currently in litigation with certain remaining excess insurance carriers whose policies generally represent layers of coverage Grace has not yet reached. Such policies are believed by Grace to be available for asbestos-related personal injury lawsuits. Insurance coverage for asbestos-related liabilities has not been commercially available since 1985.
     Grace's ultimate exposure with respect to its asbestos-related cases and claims will depend on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlement and litigation costs. In Grace's opinion, it is probable that recoveries from its insurance carriers (including amounts reflected in the receivable discussed above), along with other funds, will be available to satisfy the property damage and personal injury cases and claims pending at December 31, 1998, as well as personal injury claims expected to be filed in the future. Consequently, Grace believes that the resolution of its asbestos-related litigation will not have a material adverse effect on its consolidated financial position.

3.  DISCONTINUED OPERATIONS
-------------------------------------------------------------------------------

PACKAGING BUSINESS TRANSACTION
As discussed in Note 1 above, the Spin-off and the Merger were completed on March 31, 1998. Prior to the Spin-off and the Merger, Old Grace and a Packaging Business subsidiary borrowed $1,258.8 (inclusive of $2.2 of bank fees) and made a cash transfer of $1,256.6 to Grace, which used the transferred funds to repay substantially all of Grace's debt (see Note 9). The borrowed funds are shown as a net financing activity of discontinued operations in the Consolidated Statement of Cash Flows. In the Merger and a related recapitalization, for each Old Grace common share outstanding at the close of trading on March 31, 1998, each shareholder received .536 shares of New Sealed Air common stock and .475 shares of New Sealed Air convertible preferred stock. Upon the completion of the Spin-off and the Merger, the shareholders of Old Grace owned (a) 100% of the specialty chemicals businesses (through their ownership of 100% of the Company's outstanding shares) and (b) approximately 63% of New Sealed Air, on a fully diluted basis.
     The Packaging Business transaction resulted in an adjustment to shareholders' equity of $196.4, representing Grace's investment in the Packaging Business less the $1,258.8 of borrowings discussed above.
     For further information, see the Company's Joint Proxy Statement/Prospectus dated February 13, 1998 and the New Grace Information Statement dated February 13, 1998.

HEALTH CARE
NMC
As discussed in Note 1, Grace New York completed the distribution of Old Grace's common stock and the combination of NMC with the worldwide dialysis business of Fresenius in September 1996. Prior to the completion of these transactions, Old Grace received a tax-free distribution from NMC of approximately $2,300 (consisting of cash and the assumption of debt). As part of these transactions, for each Grace New York common share outstanding at the close of trading on September 27, 1996, Grace New York shareholders received one share of a new class of Grace New York preferred stock and 1.04909 American Depositary Shares
(ADS), each representing one-third of an ordinary share of FMC (which ADS collectively represented approximately 44.8% of FMC's common equity).
     The distribution of approximately $2,300, along with the 44.8% common equity interest in FMC, valued at approximately $2,200 (based upon the number of ADS and their initial price per share on September 30, 1996), resulted in a transaction valued at approximately $4,500. That amount, less Grace New York's investment in NMC and transaction costs, resulted in a tax-free gain to Old Grace of approximately $2,500, in discontinued operations. The 44.8% common equity interest in FMC is reflected as a dividend of approximately $2,200 in the Consolidated Statement of Shareholders' Equity.
     Under the terms of the transactions, NMC remains responsible for all liabilities, if any, resulting from the previously reported investigation by the Office of the Inspector General (OIG) of the U.S. Department of Health and Human Services and certain related matters. In July 1996, an agreement was entered into with the U.S. government under which, subject to certain conditions and limitations, (a) FMC and Grace New York guaranteed the payment of the obligations, if any, of NMC to the U.S. government in respect of the OIG investigation and another proceeding; (b) NMC delivered a standby letter of credit in the principal amount of $150.0 in favor of the U.S. government to support its payment of such obligations; and (c) Grace guaranteed the obligations of FMC under the foregoing guarantee with respect to acts and transactions that took place prior to the consummation of the transaction (but only if such obligations become due and payable and remain uncollected for 120 days).
     In addition, under the terms of the NMC transaction, Grace remains financially responsible for any liabilities incurred by Grace New York in connection with certain lawsuits relating to NMC, including the fees and disbursements of counsel for Grace and, subject to certain conditions, counsel for individual defendants. The agreements governing the NMC transaction also provide for certain cross-indemnities designed to place with Grace New York financial responsibility for the liabilities of the health care business (including, without limitation, all liabilities relating to compliance or noncompliance with U.S. food and drug law, medical and Medicare billing and reimbursement law and other health care matters) and to place with Grace financial responsibility for the remaining liabilities of Grace New York and its subsidiaries. Grace and Grace New York have asserted claims against each other for indemnity with respect to claims asserted by third parties pursuant to the terms of these provisions.

Amicon
On December 31, 1996, Grace completed the sale of its worldwide separations science business (Amicon) for total proceeds of $126.1 (including debt assumed and a post-closing adjustment), resulting in a pretax gain of $70.4 ($40.0 after-tax).

COCOA
In December 1996, Grace entered into a definitive agreement to sell its cocoa business to Archer-Daniels-Midland Company (ADM). As a result, in the fourth quarter of 1996, Grace reassessed its estimated loss on the divestment of the business and reversed previously recorded provisions of $31.9 (net of an applicable tax effect of $18.1) in discontinued operations. In February 1997, Grace sold its cocoa business to ADM for total proceeds of $477.6 (including debt assumed by the buyer), subject to adjustment. The pretax and after-tax effects of the divestment were consistent with prior estimates and were charged against previously established reserves. In October 1997, ADM paid Grace an additional $7.9 (including $.4 of interest income) in settlement of the purchase price adjustment. In anticipation of this settlement, in the third quarter of 1997 Grace reversed previously recorded provisions of $12.4 (net of an applicable tax effect of $6.6) in discontinued operations.

OTHER
In the fourth quarter of 1996, Grace classified its thermal and emission control systems business (TEC Systems) as a discontinued operation and recorded a provision of $4.6 (net of an applicable tax benefit of $2.4) related to TEC Systems' anticipated net operating results through the expected date of divestment, as well as the loss anticipated on the divestment. In August 1997, Grace sold TEC Systems to Sequa Corporation for total proceeds of $16.1. The loss on this sale was consistent with prior estimates and was charged against previously established reserves.
     In May 1996, Grace completed the sale of the transgenic plant business of its Agracetus subsidiary to the Monsanto Company for $150.0, resulting in a pretax gain of $129.0 ($79.4 after-tax).

RESULTS OF DISCONTINUED OPERATIONS
Results of Grace's discontinued operations that were not charged against previously established reserves, the reversal of previously recorded provisions, the gain on the May 1996 sale of Grace's transgenic plant business and the September 1996 separation of NMC were as follows:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                             1998          1997          1996
--------------------------------------------------------------------------------------------------------------------------------
PACKAGING BUSINESS (THROUGH 1998 FIRST QUARTER)
Sales and revenues...................................................................    $  431.2     $ 1,833.1     $ 1,735.4
                                                                                         --------     ---------     ---------
Income from operations before taxes (1)..............................................         6.2         258.6         165.3
Income tax provision.................................................................         8.8          98.2          64.4
                                                                                         --------     ---------     ---------
     (Loss)/income from discontinued packaging operations............................        (2.6)        160.4         100.9
                                                                                         --------     ---------     ---------

HEALTH CARE (THROUGH 1996 THIRD QUARTER)
Sales and revenues...................................................................       --             --         1,666.9
                                                                                         --------     ---------     ---------
Income from operations before taxes (1)..............................................       --             --            60.3
Income tax provision.................................................................       --             --            35.5
                                                                                         --------     ---------     ---------
     Income from discontinued health care operations.................................       --             --            24.8
                                                                                         --------     ---------     ---------

TEC SYSTEMS (PRIOR TO CLASSIFICATION AS A DISCONTINUED OPERATION AT DECEMBER 31, 1996)
Sales and revenues...................................................................       --             --           102.5
                                                                                         --------     ---------     ---------
Loss from operations before taxes....................................................       --             --           (18.5)
Income tax benefit...................................................................       --             --            (7.2)
                                                                                         --------     ---------     ---------
     Loss from discontinued TEC Systems operations...................................       --             --           (11.3)
                                                                                         --------     ---------     ---------

     Total operating results.........................................................        (2.6)        160.4         114.4

NET GAIN ON DISPOSITIONS OF BUSINESSES...............................................       --             19.0       2,716.1
PROVISION FOR INCOME TAXES ON DISPOSITIONS OF BUSINESSES.............................       --              6.6          85.7
                                                                                         --------     ---------     ---------

     TOTAL (LOSS)/INCOME FROM DISCONTINUED OPERATIONS................................    $   (2.6)    $   172.8     $ 2,744.8
                                                                                         ========     =========     =========

BASIC (LOSS)/EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS.........................    $   (.04)    $    2.34     $   29.84
DILUTED (LOSS)/EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS.......................    $   (.04)    $    2.28     $   29.37
--------------------------------------------------------------------------------------------------------------------------------

(1) Reflects an allocation of interest expense based on the ratio of the net assets of the Packaging Business and health care businesses as compared to Grace's total capital. The above operating results include interest expense allocations of $13.3 for 1998, $59.4 for 1997 and $126.4 for 1996. Results for 1998 also include $32.6 ($28.3 after-tax) of costs related to the Packaging Business transaction through March 31, 1998 and $8.4 ($5.5 after-tax) for a related pension plan curtailment loss.

Losses from TEC Systems, the cocoa business and other discontinued operations (other than the Packaging Business and health care businesses), subsequent to their classification as such, were $.4 in 1998, $3.0 in 1997 and $11.6 in 1996. These amounts have been charged against established reserves, as adjusted in 1998, 1997 and 1996, and are therefore not reflected in the Consolidated Statement of Operations.
     Total assets and liabilities of Grace's remaining discontinued operations (excluding intercompany assets) at December 31, 1998 were $10.9 and $2.6, respectively.

-------------------------------------------------------------------------------
4.  RESTRUCTURING COSTS AND ASSET IMPAIRMENTS
-------------------------------------------------------------------------------

RESTRUCTURING COSTS
In the fourth quarter of 1998, Grace recorded a net restructuring charge of $19.8 ($13.3 after-tax) in continuing operations related to the implementation of a productivity effectiveness program. This program is designed to increase Grace's overall administrative and operating effectiveness, thereby reducing costs. These charges consist primarily of severance costs associated with the reduction of approximately 350 salaried employees at the business units and within the corporate organization. Also included in this charge is a provision for lease termination costs for the Boca Raton, Florida office, as Grace relocates its headquarters to the Grace Davison offices in Columbia, Maryland, and a provision for the severance costs of approximately 60 employees and lease termination costs due to the divestiture of Grace's Circe Biomedical operations. The restructuring charge is offset by the reversal of $5.9 of prior period restructuring charges related primarily to the decision not to close certain office facilities that will now be used by the relocated headquarters and to management's reevaluation of plans to close certain other facilities subsequent to the Spin-off and Merger (see Notes 1 and 3).
     In the second and fourth quarters of 1997, Grace recorded restructuring charges of $4.0 and $20.3, respectively ($2.6 and $13.0 after-tax, respectively) in continuing operations. The second quarter charge primarily consists of corporate costs resulting from the restructuring of the Packaging Business from a group of regional units into an integrated global organization and was primarily comprised of the cost of employee terminations, completed in 1998, and asset write-downs for certain corporate research facilities. The fourth quarter charge reflects employee termination costs resulting from the Spin-off and Merger (see Notes 1 and 3). The staff reductions affect approximately 350 employees worldwide and are expected to be completed in mid-1999. The employee termination costs represent severance pay and other employee benefits, including amounts paid over time.
     Grace also recorded restructuring charges of $29.6 in 1996 ($19.3 after-tax) in continuing operations. This charge related to a worldwide program to streamline processes and reduce general and administrative expenses, factory administration costs and noncore corporate research and development expenses. The program was substantially completed in 1997, and only certain lease costs remain as of December 31, 1998.
     The components of the restructuring charges recorded in 1998, 1997 and 1996 (including amounts recorded in discontinued operations), spending and other activity during those years, and the remaining reserve balances included in "Other current liabilities" at December 31, 1998, were as follows:

--------------------------------------------------------------------------------------------------------------------------------
                                                         Employee
                                                        Termination   Plant/Office      Asset           Other
                                                           Costs         Closures    Write-downs        Costs       Total
1996
Restructuring reserve at December 31, 1995..........      $61.3          $ 9.9          $14.3           $18.9       $104.4
Provisions recorded in continuing operations........       29.6            --             --              --          29.6
Provisions recorded in discontinued operations......       39.7            6.1            --              --          45.8
Cash payments.......................................      (57.8)           (.6)           --            (16.0)       (74.4)
Noncash activity....................................       --              --           (14.3)            --         (14.3)
                                                          -----          -----          -----           -----       ------
    Restructuring reserve at December 31, 1996......       72.8           15.4            --              2.9         91.1

1997
Provisions recorded in continuing operations........       17.0            4.5            2.8             --          24.3
Provisions recorded in discontinued operations......        3.2           (1.4)           --              1.3          3.1
Cash payments.......................................      (63.3)           (.8)           --             (4.2)       (68.3)
Noncash activity....................................        --             --            (2.8)            --          (2.8)
Reclassification of Packaging Business reserves
   to net assets of discontinued operations.........       (9.0)          (2.8)           --              --         (11.8)
                                                          -----          -----          -----           -----       ------
    Restructuring reserve at December 31, 1997......       20.7           14.9            --              --          35.6

1998
Provisions recorded in continuing operations........       20.4            5.3            --              --          25.7
Reversal of prior period restructuring reserves.....        --            (5.9)           --              --          (5.9)
Cash payments.......................................      (17.3)          (4.8)           --              --         (22.1)
                                                          -----          -----          -----           -----       ------
    Restructuring reserve at December 31, 1998......      $23.8          $ 9.5          $ --           $  --        $ 33.3
                                                          =====          =====          =====           =====       ======
--------------------------------------------------------------------------------------------------------------------------------

ASSET IMPAIRMENTS
During 1998, 1997 and 1996, Grace determined that, due to various events and changes in circumstances, certain long-lived assets were impaired. As a result, in the fourth quarters of 1998, 1997 and 1996, Grace recorded noncash charges of $1.2, $23.5 and $5.1, respectively ($.7, $15.0 and $3.3 after-tax, respectively). The primary components of the 1998 charge were $5.8 of properties and equipment, $1.4 of goodwill, offset by a $6.0 reversal of a previous reserve. The components of the 1997 charge primarily related to capitalized software and systems costs. The 1996 charge primarily related to long-term investments. Grace determined the amounts of the asset impairment charges based on various valuation techniques, including discounted cash flow, replacement cost and net realizable value for assets to be disposed.

5.  INCOME TAXES
-------------------------------------------------------------------------------

The components of "(Loss)/income from continuing operations before income taxes" and the related "(Benefit from)/provision for income taxes" are as follows:

--------------------------------------------------------------------------------------------------------------------------------
CONTINUING OPERATIONS                                                                       1998        1997        1996
--------------------------------------------------------------------------------------------------------------------------------
(Loss)/income from continuing operations before income taxes:
     Domestic.........................................................................    $(267.3)     $  64.9      $   5.1
     Foreign..........................................................................       52.6         78.5        178.2
                                                                                          -------      -------      -------
                                                                                          $(214.7)     $ 143.4      $ 183.3
                                                                                          =======      =======      =======
(Benefit from)/provision for income taxes:
     Federal - current................................................................    $ (74.2)     $  (8.6)     $ (26.2)
     Federal - deferred...............................................................      (24.5)        30.7         41.7
     State and local - current........................................................        1.3          1.0         (5.8)
     Foreign - current................................................................       21.9         34.5         23.8
     Foreign - deferred...............................................................        6.5         (2.4)        36.9
                                                                                          -------      -------      -------
                                                                                          $ (69.0)     $  55.2      $  70.4
                                                                                          =======      =======      =======

--------------------------------------------------------------------------------------------------------------------------------

The components of (loss)/income from consolidated operations before income taxes and the related (benefit from)/provision for income taxes are as follows:

--------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED OPERATIONS                                                                     1998        1997        1996
--------------------------------------------------------------------------------------------------------------------------------
(Loss)/income from consolidated operations before income taxes:
     Domestic.........................................................................    $(342.0)     $ 196.0     $ 2,847.1
     Foreign..........................................................................       77.1        225.1         259.4
                                                                                          -------      -------     ---------
                                                                                          $(264.9)     $ 421.1     $ 3,106.5
                                                                                          =======      =======     =========
(Benefit from)/provision for income taxes:
     Federal - current................................................................    $ (91.1)     $  18.2     $    75.6
     Federal - deferred...............................................................      (31.2)        47.7          57.0
     State and local - current........................................................        3.6         10.4          18.9
     Foreign - current................................................................       36.4         75.9          60.9
     Foreign - deferred...............................................................        1.0          7.9          36.4
                                                                                          -------      -------     ---------
                                                                                          $ (81.3)     $ 160.1     $   248.8
                                                                                          =======      =======     =========

--------------------------------------------------------------------------------------------------------------------------------

At December 31, 1998 and 1997, net deferred tax assets consisted of the following items:

--------------------------------------------------------------------------------------------------------------------------------

NET DEFERRED TAX ASSETS                                                                                 1998        1997
--------------------------------------------------------------------------------------------------------------------------------
Provision relating to asbestos-related expenses, net...............................................  $  268.9     $ 199.7
Reserves not yet deductible for tax purposes.......................................................     132.3       209.1
Research and development expenses..................................................................      43.6        51.8
Postretirement benefits other than pensions........................................................      63.9        78.0
Deferred state taxes...............................................................................     106.8        80.8
Foreign net operating loss carryforwards...........................................................        .7         6.6
Pension and insurance reserves.....................................................................      21.0        30.1
Tax credit carryforwards...........................................................................      49.2        57.4
Capitalized inventory costs and inventory reserves.................................................       6.3         5.1
Deferred charges...................................................................................      53.9        --
Other..............................................................................................      12.7        12.9
                                                                                                     --------     -------
     Total deferred tax assets.....................................................................     759.3       731.5
                                                                                                     --------     -------

Depreciation and amortization......................................................................      71.1        54.2
Prepaid pension cost...............................................................................      46.1        68.4
Other..............................................................................................      39.2        43.0
                                                                                                     --------     -------
     Total deferred tax liabilities................................................................     156.4       165.6
                                                                                                     --------     -------

Valuation allowance for deferred tax assets........................................................     137.2       138.2
                                                                                                     --------     -------
     Net deferred tax assets.......................................................................  $  465.7     $ 427.7
                                                                                                     ========     =======

--------------------------------------------------------------------------------------------------------------------------------

The valuation allowance shown above arises from uncertainty as to the realization of certain deferred tax assets, primarily foreign tax credit carryforwards and state and local net operating loss carryforwards. The change in the valuation allowance during 1998 relates to uncertainty as to the realization of state and local net operating loss carryforwards reduced by the utilization of foreign tax credit carryforwards previously provided for by a valuation allowance. Based upon anticipated future results, Grace has concluded that it is more likely than not that the remaining balance of the net deferred tax assets, after consideration of the valuation allowance, will be realized.
     At December 31, 1998, there were $31.6 of foreign tax credit carryforwards with expiration dates through 2003, $11.0 of alternative minimum tax credit carryforwards, and $6.6 of general business credit carryforwards with expiration dates through 2013.
     The federal corporate tax/(benefit) rate reconciles to the effective tax/(benefit) rate for continuing operations as follows:

--------------------------------------------------------------------------------------------------------------------------------
CONTINUING OPERATIONS                                                                          1998        1997       1996
--------------------------------------------------------------------------------------------------------------------------------
Federal corporate tax/(benefit) rate......................................................    (35.0)%      35.0%      35.0%
(Decrease)/increase in tax rate resulting from:
   Nontaxable income/nondeductible expenses...............................................     (1.5)       (2.1)      (3.4)
   State and local income taxes, net of federal income tax benefit........................       .4          .4         .7
   Federal and foreign taxes on foreign operations........................................     15.5       (24.5)       5.9
   Valuation allowance for deferred tax assets............................................    (11.5)       29.7        --
   Other, net.............................................................................      --          --          .2
                                                                                            -------      ------     ------
Effective tax/(benefit) rate..............................................................    (32.1)%      38.5%      38.4%
                                                                                            =======      ======     ======
--------------------------------------------------------------------------------------------------------------------------------

Federal, state, local and foreign taxes have not been provided on approximately $79.0 of undistributed earnings of certain foreign subsidiaries, as such earnings are expected to be retained indefinitely by such subsidiaries for reinvestment. The distribution of these earnings would result in additional foreign withholding taxes of approximately $7.6 and additional federal income taxes to the extent they are not offset by foreign tax credits. It is not practicable to estimate the total tax liability that would be incurred upon such a distribution.



-------------------------------------------------------------------------------
6.  ACQUISITIONS AND DIVESTMENTS
-------------------------------------------------------------------------------

ACQUISITIONS
During 1997, Grace made acquisitions totaling $20.5 (including cash acquired and debt assumed), including the acquisition of a manufacturer of flexible food packaging and two construction chemicals manufacturing businesses. In 1996, Grace acquired a manufacturer of flexible packaging and a manufacturer of can coatings and closure sealants. Additionally, prior to its disposition in September 1996, NMC purchased kidney dialysis centers. Grace's total acquisitions in 1996 amounted to $122.1 in cash. The Packaging Business acquisitions were subsequently separated from Grace in the March 31, 1998 Packaging Business transaction described in Notes 1 and 3.

DIVESTMENTS
In 1997, Grace realized gross proceeds of $878.9 from divestments, including debt assumed by the buyers and payments received in connection with divestments completed in prior years. In addition to the sale of TEC Systems and the Grace cocoa business (see Note 3), Grace sold its specialty polymers business to National Starch and Chemical Company (National Starch) for $148.0, subject to adjustment. The sales and revenues of this business from January 1 through May 1, 1997 (the date of sale) were $24.9 ($72.6 for the year ended December 31, 1996); its financial position and results of operations were not significant to Grace. In October 1997, Grace paid National Starch $1.9 in settlement of the purchase price adjustment. The sale of this business resulted in a pretax gain of $103.1 ($63.0 after-tax) in continuing operations.
     During 1996, Grace completed divestments for gross proceeds totaling $5,394.0 (including debt assumed by buyers). In addition to the NMC transaction (see Notes 1 and 3), Grace sold its water treatment and process chemicals business (Dearborn) to Betz Laboratories, Inc. for cash proceeds of $636.4, the final $100.0 of which was paid in January 1997, plus the assumption of certain liabilities. Dearborn's sales and revenues were $201.2 for the six months ended June 30, 1996; its financial position and results of operations were not significant for the period. The divestments of Dearborn and a biopesticides business resulted in a pretax gain of $326.4 ($210.1 after-tax) in continuing operations. In 1996, Grace also divested Amicon and the transgenic plant business of its Agracetus subsidiary. These businesses had previously been classified as discontinued operations.

7.  OTHER BALANCE SHEET ITEMS
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                          1998          1997
--------------------------------------------------------------------------------------------------------------------------------
NOTES AND ACCOUNTS RECEIVABLE, NET
Trade receivables, less allowances of $5.4 (1997 - $4.5).........................................     $  162.8      $  248.7
Other receivables, less allowances of $.1 (1997 - $.1)...........................................         34.1          24.6
                                                                                                    ----------     ---------
                                                                                                      $  196.9      $  273.3
                                                                                                      ========      ========

--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
INVENTORIES (1)
Raw materials....................................................................................    $    43.2     $    47.9
In process.......................................................................................         11.3          10.3
Finished products................................................................................         77.9          78.8
General merchandise..............................................................................         23.3          20.2
Less: Adjustment of certain inventories to a last-in/first-out (LIFO) basis......................        (25.6)        (27.6)
                                                                                                    ----------     ---------
                                                                                                     $   130.1      $  129.6
                                                                                                     =========      ========

(1)  Inventories valued at LIFO cost comprised 28.1% of total inventories at December 31, 1998 and 30.4% at December 31, 1997.

--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
Prepaid pension costs............................................................................     $  256.1      $  245.2
Deferred charges.................................................................................         49.8          60.4
Long-term receivables, less allowances of $17.1 (1997 - $16.1)...................................         40.5          48.4
Long-term investments............................................................................         88.1          56.4
Patents, licenses and other intangible assets....................................................         35.3           8.9
                                                                                                    ----------   -----------
                                                                                                      $  469.8      $  419.3
                                                                                                      ========      ========

--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
OTHER CURRENT LIABILITIES
Reserves for divested businesses.................................................................    $    76.4      $  123.5
Accrued compensation.............................................................................         30.6         121.9
Restructuring reserves...........................................................................         33.3          35.6
Environmental reserves...........................................................................         37.5          38.8
Accrued interest.................................................................................          5.4          22.5
Other accrued liabilities........................................................................         72.4          83.2
                                                                                                     ---------    ----------
                                                                                                      $  255.6      $  425.5
                                                                                                      ========      ========

--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
OTHER LIABILITIES
Other postretirement benefits....................................................................     $  211.3     $   214.8
Environmental reserves...........................................................................        203.0         220.0
Pension benefits.................................................................................        141.8          91.1
Deferred compensation............................................................................         42.9          58.4
Long-term self insurance reserve.................................................................         21.4          31.6
Other accrued liabilities........................................................................         23.2          33.2
                                                                                                    ----------   -----------
                                                                                                      $  643.6     $   649.1
                                                                                                      ========     =========

--------------------------------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------------------------------
8.  PROPERTIES AND EQUIPMENT
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                         1998           1997
--------------------------------------------------------------------------------------------------------------------------------
Land ............................................................................................   $     22.8    $      23.4
Buildings........................................................................................        335.2          298.0
Machinery, equipment and other...................................................................      1,124.4        1,039.5
Projects under construction......................................................................         58.1           91.8
                                                                                                    ----------    -----------
     Properties and equipment, gross.............................................................      1,540.5        1,452.7
Accumulated depreciation and amortization........................................................       (879.1)        (789.4)
                                                                                                     ---------     ----------
     Properties and equipment, net...............................................................    $   661.4     $    663.3
                                                                                                     =========     ==========

--------------------------------------------------------------------------------------------------------------------------------

Interest costs are incurred in connection with the financing of certain assets prior to placing them in service. The Company capitalized interest costs for continuing operations of $2.8 in 1998, $1.7 in 1997 and $3.0 in 1996. Depreciation and lease amortization expense relating to properties and equipment amounted to $89.9 in 1998, $91.4 in 1997 and $92.2 in 1996. Grace's rental expense for operating leases amounted to $15.7 in 1998, $11.7 in 1997 and $13.5 in 1996. See Note 11 for information regarding contingent rentals.
     At December 31, 1998, minimum future payments for operating leases were:

-------------------------------------------------------------------------------

               1999............................................       $ 12.9
               2000............................................         11.0
               2001............................................         10.0
               2002............................................          6.3
               2003............................................          2.2
               Later years.....................................          7.5
                                                                     -------
               Total minimum lease payments....................       $ 49.9
                                                                      ======

-------------------------------------------------------------------------------

The above minimum lease payments are net of anticipated sublease income of $13.1 in 1999, $13.9 in 2000, $13.2 in 2001, $12.8 in 2002, $5.5 in 2003 and no
commitments thereafter.



-------------------------------------------------------------------------------
9.  DEBT AND EXTRAORDINARY ITEM
-------------------------------------------------------------------------------

                                                                                                         1998          1997
--------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
Bank borrowings (5.6% and 6.3% weighted average interest rates at
   December 31, 1998 and 1997, respectively) (1)...................................................    $   75.0      $ 370.2
Commercial paper (6.1% weighted average interest rate at December 31, 1997) (1)....................        --           34.0
Current maturities of long-term debt...............................................................        --             .5
Other short-term borrowings (2)....................................................................         5.6          8.9
                                                                                                       --------      -------
                                                                                                       $   80.6      $ 413.6
                                                                                                       ========      =======
LONG-TERM DEBT
8.0% Notes Due 2004 (3)............................................................................    $    5.7      $ 276.0
7.4% Notes Due 2000 (3)............................................................................        24.7        248.7
7.75% Notes Due 2002 (3)...........................................................................         2.0        119.0
Medium-Term Notes, Series A (7.0% weighted average interest rate at December 31, 1997) (4).........         --           8.5
Sundry indebtedness with various maturities through 2003...........................................          .4          6.5
                                                                                                       --------      -------
                                                                                                       $   32.8      $ 658.7
                                                                                                       ========      =======
Full-year weighted average interest rates on total debt (5)........................................         6.6%         7.0%
--------------------------------------------------------------------------------------------------------------------------------

(1) Under bank revolving credit agreements in effect at December 31, 1998, Grace may borrow up to $850.0 at interest rates based upon the prevailing prime, federal funds and/or Eurodollar rates. Of that amount, $600.0 is available under short-term facilities expiring in May 1999, unless extended, and $250.0 is available under a long-term facility expiring in May 2003. These agreements also support the issuance of commercial paper and bank borrowings, of which $75.0 was outstanding at December 31, 1998. The aggregate amount of net unused and unreserved borrowings under short-term and long-term facilities at December 31, 1998 was $775.0. Grace's ability to borrow under its existing facilities is subject to compliance with various covenants, including covenants requiring maintenance of debt and interest coverage ratios.
(2) Represents borrowings under various lines of credit and other miscellaneous borrowings, primarily of non-U.S. subsidiaries.
(3) During 1994, Grace sold $300.0 of 8.0% Notes Due 2004 at an initial public offering price of 99.794% of par, to yield 8.0%; during 1993, Grace sold at par $300.0 of 7.4% Notes Due 2000; and during 1992, Grace sold at par $150.0 of 7.75% Notes Due 2002. Interest on these notes is payable semiannually, and the notes may not be redeemed prior to maturity; however, Grace has repurchased notes from time to time in response to unsolicited offers. Also see discussion below.
(4) Represents borrowing under Medium-Term Notes (MTNs) repaid in full during 1998.
(5) Computation includes interest expense allocated to discontinued operations.


Scheduled maturities of long-term debt outstanding at December 31, 1998 are:
2000 - $24.7; 2002 - $2.0; and thereafter - $6.1. Payment of a majority of Grace's borrowings may be accelerated, and its principal borrowing agreements terminated, upon the occurrence of a default under other Grace borrowings.
     Total interest expense and related financing costs, including amounts allocated to discontinued operations, were $33.5 in 1998, $84.8 for 1997 and $157.2 for 1996. Interest payments amounted to $47.1 in 1998, $82.0 in 1997 and $154.4 in 1996, including amounts allocated to discontinued operations.
     As discussed in Notes 1 and 3 above, Grace received a cash transfer of $1,256.6 in connection with the Spin-off and Merger. Grace used the transferred funds to repay substantially all of its debt. On March 31, 1998, Grace used $600.0 of the cash transfer to repay bank borrowings. On April 1, 1998, Grace repaid $611.3 principal amount of 8.0% Notes Due 2004, 7.4% Notes Due 2000 and 7.75% Notes Due 2002 (collectively, Notes), pursuant to a tender offer that expired on March 27, 1998. On April 1, 1998 Grace also repaid $3.5 principal amount of the Medium-Term Notes, Series A (MTNs) and $6.0 of sundry indebtedness.

     As a result of this extinguishment of debt, Grace incurred a pretax charge of $56.4 ($35.3 after-tax, or a basic and diluted loss per share of $.47) for premiums paid in excess of the Notes' principal amounts and other costs incurred in connection with the purchase of the Notes and MTNs (including the costs of settling related interest rate swap agreements). These costs are presented as an extraordinary item in the Consolidated Statement of Operations.

-------------------------------------------------------------------------------
10. FINANCIAL INSTRUMENTS
-------------------------------------------------------------------------------

DEBT AND INTEREST RATE SWAP AGREEMENTS
In conjunction with the Packaging Business transaction (see Notes 1 and 3), Grace settled substantially all of its debt and accordingly, also terminated all outstanding interest rate swap agreements. In addition, deferred gains on interest rate agreements associated with the debt retired were also recognized. The cost of terminating the interest rate swap positions was $22.8 and the deferred gains recognized were $15.1 and are included in the extraordinary loss on extinguishment of debt found in the Consolidated Statement of Operations.
     Grace does not use derivative financial instruments (interest rate or foreign currency) for trading purposes and is not a party to leveraged instruments. There were no interest rate swap agreements outstanding at December 31, 1998. At December 31, 1997 the notional amounts of swap agreements that convert fixed rate debt to floating rate debt were $704.5 and the notional amounts of swap agreements that convert floating rate debt to fixed rate debt were $330.0. Notional amounts are used in calculating the amounts paid or received under swap agreements but do not represent a meaningful estimate of risk. At December 31, 1997, Grace would have been required to pay net amounts of $24.9 to terminate its swap agreements.
     Grace realized negative cash flows from swap agreements of $2.8 in 1998 (excluding the effect of the terminations noted above), $5.0 in 1997 and $13.5 in 1996. The amortization of deferred gains on swap agreements reduced interest expense $1.7 in 1998, $5.4 in 1997 and $8.9 in 1996. Unamortized net gains as of December 31, 1998 and 1997 were $.6 and $17.4, respectively.

FAIR VALUE OF DEBT AND OTHER FINANCIAL INSTRUMENTS
At December 31, 1998 and 1997, the fair values of Grace's long-term debt including current maturities were $33.1 and $690.6, respectively (as compared to recorded values of $32.8 and $659.2, respectively). Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. The estimates of fair value are not necessarily indicative of the costs of the offer to purchase the Notes and the purchase of the MTNs. At December 31, 1998 and 1997, the recorded values of other financial instruments such as cash, short-term investments, trade receivables and payables and short-term debt approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.

SALE OF ACCOUNTS RECEIVABLE
During December 1998, Grace entered into an agreement to sell, on an ongoing basis, a pool of its trade accounts receivable to a wholly owned bankruptcy-remote special purpose subsidiary (the "SPS") of Grace. Accordingly, certain strategic business units transfer their North American trade accounts receivable to the SPS. The SPS has sold and, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of receivables to a multi-seller receivables funding company (the "conduit"). Upon sale of receivables, the SPS holds a subordinated retained interest in the receivables. The estimated fair value of the subordinated interest, excluding allowance for doubtful accounts, was $65.1 at December 31, 1998 which is included in other current assets. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold receivables. Grace services, administers and collects the receivables on behalf of the SPS and the conduit. Proceeds of approximately $37.0 were received as of December 31, 1998 from the sale of receivables and Grace has recorded a corresponding net loss on sale of $.5 in 1998 from the related sale to the conduit. The proceeds were used for the reduction of other short-term obligations and are reflected as operating cash flows in the accompanying Consolidated Statement of Cash Flows.

CREDIT RISK
Trade receivables potentially subject the Company to credit risk, given concentrations in the petroleum and construction industries. Grace's credit evaluation policies, relatively short collection terms and minimal credit losses mitigate credit risk exposures. The Company does not require collateral for its trade accounts receivable.


-------------------------------------------------------------------------------
11.  COMMITMENTS AND CONTINGENT LIABILITIES
-------------------------------------------------------------------------------

ENVIRONMENTAL
Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace accrues for anticipated costs associated with investigatory and remediation efforts where an assessment has indicated that a liability has been incurred and the amount of loss can be reasonably estimated. These accruals do not take into account any discounting for the time value of money. At December 31, 1998, Grace's liability for environmental investigatory and remediation costs related to continuing and discontinued operations totaled

$240.5, as compared to $258.8 at December 31, 1997. In the fourth quarter of 1998, Grace entered into a settlement with one of its insurance carriers which provided for a $57.6 ($37.4 after-tax) lump-sum cash payment to Grace for previously incurred costs related to environmental remediation. Netted against this gain is a $19.4 ($12.6 after-tax) charge to reflect a change in the environmental remediation strategy for a particular site. The 1998 activity reflects a net pretax benefit of $38.2 ($24.8 after-tax) related to environmental issues.
     Grace's environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. These liabilities are evaluated quarterly, based on currently available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, existing technology, prior experience in contaminated site remediation and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) or new sites are assessed and costs can be reasonably estimated, Grace will continue to review and analyze the need for adjustments to the recorded accruals. However, Grace believes that it is adequately reserved for all probable and estimable environmental exposures. Grace's classification of its environmental reserves between current and noncurrent liabilities is considered appropriate in relation to expected future cash outlays.
     Grace is in litigation with certain excess insurance carriers regarding the applicability of the carriers' policies to Grace's environmental remediation costs. The outcome of such litigation, as well as the amounts of any recoveries that Grace may receive, is presently uncertain. Accordingly, Grace has not recorded a receivable with respect to such insurance coverage (except in the instance described above where Grace settled with a carrier).
     Grace made cash payments of $37.7 in 1998, $33.9 in 1997 and $20.3 in 1996 to remediate environmentally impaired sites. These amounts have been charged against previously established reserves.

CONTINGENT RENTALS
Grace is the named tenant or guarantor with respect to leases entered into by previously divested businesses. These leases, some of which extend through the year 2017, have future minimum lease payments aggregating $160.4, and are fully offset by anticipated future minimum rental income from existing tenants and subtenants. In addition, Grace is liable for other expenses (primarily property taxes) relating to the above leases; these expenses are paid by tenants and subtenants. Certain of the rental income and other expenses are payable by tenants and subtenants that have filed for bankruptcy protection or are otherwise experiencing financial difficulties. Grace believes that the risk of significant loss from these lease obligations is remote.

-------------------------------------------------------------------------------
12.  SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------

Under its Certificate of Incorporation, the Company is authorized to issue 300,000,000 shares of common stock, $.01 par value. Of the common stock unissued at December 31, 1998, approximately 16,965,000 shares were reserved for issuance pursuant to stock options and other stock incentives. The Certificate of Incorporation also authorizes 53,000,000 shares of preferred stock, $.01 par value, none of which has been issued. 3,000,000 of such shares have been designated as Series A Junior Participating Preferred Stock and are reserved for issuance in connection with the Company's Preferred Stock Purchase Rights (Rights). A Right trades together with each outstanding share of common stock and entitles the holder to purchase one hundredth of a share of Series A Junior Participating Preferred Stock under certain circumstances and subject to certain conditions. The Rights are not and will not become exercisable unless and until certain events occur, and at no time will the Rights have any voting power.
     In April 1998, the Company's Board of Directors approved a program to repurchase up to 20% of the Company's outstanding shares in the open market (approximately 15,165,000 shares). Through December 31, 1998, the Company had acquired 5,149,100 shares of common stock for $83.1 under the program (at an average price per share of $16.14). Cash payments for settled share repurchases were $82.2 through December 31, 1998.
     In 1997, Grace substantially completed a share repurchase program initiated in 1996 by acquiring 6,306,300 shares of common stock for $335.9, or an average price of $53.26 per share. In 1996, Grace acquired 21,058,500 shares of common stock for $1,319.3, or an average price of $62.65 per share. Prior to year-end 1997 and 1996, Grace retired substantially all of the treasury stock acquired in those years using the cost method.
     In 1997, Grace established a trust to fund certain deferred employee incentive compensation and nonemployee director compensation and benefits. Prior to the Packaging Business transaction discussed in Notes 1 and 3, the trust held only shares of Grace. Subsequent to the transaction, the trust held shares of common stock of the Company (classified as a component of Shareholders' Equity in the Consolidated Balance Sheet) and New Sealed Air common and convertible preferred stock (classified as a component of "Other assets" in the Consolidated Balance Sheet). The trust held 64,777 shares of the Company's common stock, 33,982 shares of New Sealed Air common stock and 30,115 shares of New Sealed Air convertible preferred stock on December 31, 1998 and 71,476 shares of Grace common stock on December 31, 1997.
     Average prices per share for shares repurchased in 1997 and 1996 are not comparable to 1998 due to the Packaging Business transaction (see Notes 1 and 3).

13.  EARNINGS PER SHARE
------------------------------------------------------------------------------

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted (loss)/earnings per share from continuing operations.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                            1998          1997          1996
--------------------------------------------------------------------------------------------------------------------------------
NUMERATOR:
(Loss)/income from continuing operations.............................................     $(145.7)      $  88.2       $ 112.9
Preferred stock dividends............................................................        --             --          (.4)
                                                                                          -------       -------       -------
     Numerator for basic and diluted (loss)/earnings per share.......................     $(145.7)      $  88.2       $ 112.5
                                                                                          =======       =======       =======

DENOMINATOR:
Weighted average common shares - basic calculation...................................        74.6          74.0          92.0

Effect of dilutive securities:
     Employee compensation-related shares............................................        --             1.7           1.5
                                                                                          -------       -------       -------

Weighted average common shares - diluted calculation.................................        74.6          75.7          93.5
                                                                                          =======       =======       =======

BASIC (LOSS)/EARNINGS PER SHARE......................................................     $ (1.95)      $  1.19      $   1.22
                                                                                          =======       =======       =======

DILUTED (LOSS)/EARNINGS PER SHARE....................................................     $ (1.95)      $  1.17      $   1.20
                                                                                          =======       =======       =======

--------------------------------------------------------------------------------------------------------------------------------

As a result of the 1998 loss from continuing operations, 3,470,600 employee compensation-related shares, primarily stock options, were excluded from the diluted loss per share calculation because their effect would be antidilutive. Additionally, stock options that could potentially dilute basic earnings per share in the future that were excluded from the computation of diluted loss per share, because their exercise prices were greater than the average market price of the common shares, averaged 2,195,200 in 1998.

-------------------------------------------------------------------------------
14.  STOCK INCENTIVE PLANS
-------------------------------------------------------------------------------

Each stock option granted under the Company's stock incentive plans has an exercise price equal to the fair market value of the Company's common stock on the date of grant. Options become exercisable at the time or times determined by a committee of the Company's Board of Directors and may have terms of up to ten years and one month; the options outstanding at December 31, 1998 had a weighted average remaining life of 7.0 years. In connection with the Packaging Business and NMC transactions described in Notes 1 and 3, the number of shares covered by outstanding options and the exercise prices of such options were adjusted to preserve their economic value. The following table sets forth information relating to such options, as so adjusted:

--------------------------------------------------------------------------------------------------------------------------------
                                                     1998                          1997                        1996
                                           -----------------------       ----------------------        --------------------
                                                           AVERAGE                      Average                     Average
                                              NUMBER      EXERCISE          Number     Exercise         Number     Exercise
                                            OF SHARES       PRICE         of Shares      Price         of Shares     Price
--------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year.............  20,266,927      $  8.11       27,598,862     $  6.88      39,707,241     $  5.80
Options granted..........................   3,316,826        19.12        2,963,844       12.04       4,539,233       11.45
                                          -----------                   -----------                 -----------
                                           23,583,753                    30,562,706                  44,246,474
Options exercised........................  (7,351,329)        6.95      (10,163,969)       5.89     (14,975,673)       5.46
Options terminated or canceled...........  (1,942,554)       11.00         (131,810)       9.63      (1,671,939)       6.28
                                           ----------                  ------------                 -----------
     Balance at end of year..............  14,289,870        10.87       20,266,927        8.11      27,598,862        6.88
                                           ==========                    ==========                  ==========
--------------------------------------------------------------------------------------------------------------------------------

At December 31, 1998, options covering 8,880,196 shares (1997 - 13,772,618; 1996
- 17,957,151) were exercisable and 2,526,541 shares were available for additional grants. Currently outstanding options expire on various dates through October 2008.

     Concurrent with the Packaging Business transaction (see Notes 1 and 3), outstanding options to purchase Old Grace common stock that were held by employees of the Packaging Business were converted into options to purchase common stock of New Sealed Air. All other options were converted into options to purchase common stock of the Company. The number of shares covered by the options and the exercise prices of such options were adjusted to preserve their economic value.

     In 1998, the Company granted a total of 246,933 shares of the Company's common stock to certain executives, subject to various restrictions. For more information, see the Form of Restricted Share Award Agreements filed with the Company's Form 10-Q for the quarter ended March 31, 1998.
     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company continues to follow the measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and does not recognize compensation expense for its stock-based incentive plans. Had compensation cost for the Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the methodology prescribed by SFAS No. 123, the Company's net (loss)/income and related basic (loss)/earnings per share for 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                       1998           1997          1996
--------------------------------------------------------------------------------------------------------------------------------
Net (loss)/income:
     As reported................................................................    $ (183.6)     $   261.0      $2,857.7
     Pro forma (1)..............................................................      (191.1)     $   254.0      $2,854.0

Basic (loss)/earnings per share:
     As reported................................................................    $  (2.46)    $     3.53     $   31.06
     Pro forma (1)..............................................................       (2.56)    $     3.43     $   31.02

--------------------------------------------------------------------------------------------------------------------------------

(1) These pro forma amounts may not be indicative of future (loss)/income and
(loss)/earnings per share.

     To determine compensation cost under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, with the following historical weighted average assumptions applied to grants in 1998, 1997 and 1996:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                         1998          1997          1996
--------------------------------------------------------------------------------------------------------------------------------
Dividend yield..................................................................          --%            1%            1%
Expected volatility.............................................................          30%           29%           26%
Risk-free interest rate.........................................................           5%            6%            6%
Expected life (in years)........................................................           4             4             4
--------------------------------------------------------------------------------------------------------------------------------

Based upon the above assumptions, the weighted average fair value of each option granted was $6.15 per share for 1998, $3.64 per share for 1997 and $3.11 per share for 1996.

-------------------------------------------------------------------------------
15.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS
-------------------------------------------------------------------------------

During 1998, Grace adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 modified the required disclosures related to pensions and other postretirement benefits.
     Grace maintains defined benefit pension plans covering employees of certain units who meet age and service requirements. Benefits are generally based on final average salary and years of service. Grace funds its U.S. pension plans in accordance with U.S. federal laws and regulations. Non-U.S. pension plans are funded under a variety of methods, as required under differing local laws and customs, and therefore cannot be summarized.
     The Packaging Business transaction described in Notes 1 and 3 above required Grace to split certain pension plans and recognize a net curtailment loss for other plans. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits," the Company recognized a net pretax loss of $8.4 during 1998 in connection with these plans. The loss is comprised of the following in relation to active employees of the Packaging Business: (a) a $9.8 curtailment loss from the immediate recognition of prior service costs, (b) an $11.6 loss related to a contractual termination benefit, and (c) a $13.0 curtailment gain from the decrease in the projected benefit obligation. This net pretax loss is included in "(Loss)/income from discontinued operations" in the Consolidated Statement of Operations.
     During 1997, certain Grace U.S. pension plans were amended to enhance benefits to future retirees. These amendments increased the projected benefit obligation by $14.8 and will be amortized over the average remaining service period for active participants expected to receive benefits under the plans.

     Grace provides certain other postretirement health care and life insurance benefits for retired employees of specified U.S. units summarized under "Other Plans." The retiree medical insurance plans provide various levels of benefits to employees (depending on their dates of hire) who retire from Grace after age 55 with at least 10 years of service. These plans are unfunded, and Grace pays the costs of benefits under these plans as they are incurred. Grace applies SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires that the future costs of postretirement health care and life insurance benefits be accrued over the employees' years of service.
     During 1998, Grace's Board approved changes to the postretirement medical plan. These changes include "caps" for pre-65 retirees and post-65 retirees, changes in the method used to coordinate with Medicare, and changes in deductible and coinsurance levels.
     The following summarizes the changes in benefit obligation and fair value of plan assets during the period:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                         OTHER POST-
                                                             U.S.                   NON-U.S.          RETIREMENT PLANS
                                                  ----------------------   --------------------     --------------------
                                                     1998       1997          1998        1997        1998       1997
                                                     ----       ----          ----        ----        ----       ----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year .......     $834.3    $750.5        $204.4      $206.6      $ 231.0     $  250.0
Service cost...................................        7.1      13.9           6.5         5.5           .9          1.1
Interest cost..................................       55.7      57.3          12.6        12.6         16.6         17.5
Plan participants' contributions...............        --       --              .7          .8          --           --
Amendments.....................................       (1.2)     14.8          --          --          (48.8)         --
Curtailments/settlements recognized gains......        --       --            --         (12.8)         --           --
Special termination benefits...................       11.6      --            --           9.3          --           --
Actuarial loss.................................        8.3      45.0          38.9        22.7         14.1          6.1
(Divestitures)/acquisitions....................      (13.0)     --           (23.6)       --            1.1        (24.0)
Benefits paid..................................      (96.7)    (47.2)         (8.8)      (25.7)       (21.0)       (19.7)
Currency exchange translation adjustment.......         --      --             5.2       (14.6)         --           --
                                                    ------    ------        ------      ------      -------     --------
Benefit obligation at end of year..............     $806.1    $834.3        $235.9      $204.4      $ 193.9     $  231.0
                                                    ======    ======        ======      ======      =======     ========

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year.     $881.3    $833.9        $206.8      $202.1      $   --      $    --
Curtailments settlements recognized............       --        --            --         (12.7)         --           --
Actual return on plan assets...................      106.2      93.2          45.8        41.7          --           --
Employer contribution..........................        7.1       1.4           3.2         6.5         21.0         19.7
Plan participants' contributions...............       --        --              .7          .8          --           --
Divestitures...................................       (4.8)     --           (31.6)       --            --           --
Benefits paid..................................      (96.7)    (47.2)        (12.4)      (25.7)       (21.0)       (19.7)
Currency exchange translation adjustment.......       --         --          (.7)         (5.9)         --           --
                                                    ------    ------        ------      ------      -------     --------
Fair value of plan assets at end of year.......     $893.1    $881.3        $211.8      $206.8          --           --
                                                    ======    ======        ======      ======      =======     ========

Funded status..................................     $ 87.0    $ 47.0        $(24.1)     $  2.4      $(193.9)    $ (231.0)
Unrecognized transition (asset)/obligation.....      (33.7)    (45.2)           .7          .8          --           --
Unrecognized actuarial loss....................       56.4      80.6          23.5         8.4         50.1         37.0
Unrecognized prior service cost/(benefit)......       35.7      57.0           2.2         3.1        (67.5)       (20.8)
                                                    ------    ------        ------      ------      -------      -------
Net amount recognized..........................     $145.4    $139.4        $  2.3      $ 14.7      $(211.3)    $ (214.8)
                                                    ======    ======        ======      ======      =======     ========

Amounts recognized in the Consolidated Balance Sheet consist of:
     Prepaid benefit cost......................     $182.5    $173.0        $ 73.6      $ 72.2      $   --      $    --
     Accrued benefit liability.................      (63.8)    (33.6)        (78.0)      (57.5)      (211.3)      (214.8)
     Intangible asset..........................       11.3      --             2.1        --          N/A          n/a
     Accumulated other comprehensive loss......       15.4      --             4.6        --          N/A          n/a
                                                    ------    ------        ------      ------      -------     --------
Net amount recognized..........................     $145.4    $139.4        $  2.3      $ 14.7      $(211.3)    $ (214.8)
                                                    ======    ======        ======      ======      =======     ========

WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate..................................        6.8%      7.3%       2.3-15.0%   2.3-7.5%        6.8%         7.3%
Expected return on plan assets.................        9.0       9.0        5.0-15.0    6.0-10.5      N/A          n/a
Rate of compensation increase..................        4.5       4.5        2.0-14.0    2.0-5.0       N/A          n/a

----------------------------------------------------------------------------------------------------------------------------

The following table summarizes the components of net periodic benefit (income)/cost for the period:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                  1998                    1997                      1996
                                                      ------------------------   -----------------------  -------------------------
                                                       U.S.   NON-U.S.  OTHER      U.S.  Non-U.S. Other     U.S.   Non-U.S.  Other
COMPONENTS OF NET PERIODIC BENEFIT (INCOME)/COST      ------  --------  ------    -----  -------- ------  -------  --------  ------
Service cost...................................       $  7.1  $  6.5    $   .9   $ 13.9   $ 5.5   $ 1.1    $ 14.9   $  6.4   $  1.2
Interest cost..................................         55.7    12.6      16.6     57.3    12.6    17.5      55.0     15.4     18.1
Expected return on plan assets.................        (72.4)  (19.3)      --     (72.3)  (18.6)    --      (67.3)   (19.4)     --
Amortization of transition asset...............        (11.5)    (.2)      --     (11.5)    (.4)    --      (11.6)     (.5)     --
Amortization of prior service cost/(benefit)...          7.2      .3      (2.8)     6.6      .4    (2.6)      6.6       .5     (2.7)
Amortization of unrecognized actuarial loss....          1.4      .3       1.1       .5     --       .6       5.0       .2      1.8
Net curtailment and settlement loss/(gain).....          8.4     1.3       --       --      3.7     --       (1.3)    (2.4)     (.9)
                                                      ------  ------    ------   ------   -----   -----    ------   ------   ------
Net periodic benefit (income)/cost.............       $ (4.1) $  1.5    $ 15.8   $ (5.5)  $ 3.2   $16.6    $  1.3   $   .2   $ 17.5
                                                      ======  ======    ======   ======   =====   =====    ======   ======   ======
-----------------------------------------------------------------------------------------------------------------------------------


The following table summarizes information about pension plans where accumulated benefit obligations exceed plan assets:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Other Post-
                                                                 U.S.                    Non-U.S.           Retirement Plans
                                                        ----------------------     --------------------     ----------------
                                                          1998          1997         1998        1997         1998     1997
                                                        --------      --------     --------    --------     --------  ------
Projected benefit obligation........................     $ 64.7         $59.6       $ 94.8      $ 80.2         N/A      n/a
Accumulated benefit obligation......................       63.8          56.8         82.2        69.9       $193.9    $231.0
Fair value of plan assets...........................        --            --           6.4         2.3         --       --
--------------------------------------------------------------------------------------------------------------------------------

For measurement purposes, a 7.5% rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.0% through 2003 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point increase/(decrease) in assumed health care cost trend rates would increase/(decrease) total service and interest cost components by $.1 and $(.1), respectively, and increase/(decrease) postretirement benefit obligations by $1.1 and $(1.3), respectively.

-------------------------------------------------------------------------------
16.  COMPREHENSIVE INCOME/(LOSS)
-------------------------------------------------------------------------------

In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the reporting of changes in equity resulting from certain transactions and economic events, other than changes reflected in the Consolidated Statement of Operations. The tables below present the pretax, tax and after-tax components of the Company's other comprehensive income/(loss) for the year ended December 31, 1998:


--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Tax
Other Comprehensive Income/(Loss)                                                Pretax       (Expense)/       After-
Year Ended December 31, 1998                                                     Amount        Benefit       Tax Amount
--------------------------------------------------------------------------------------------------------------------------------

Unrealized gains on security:
     Unrealized holding gains arising during period.......................      $   29.5      $   (10.3)     $    19.2
     Reclassification adjustment for gains realized in net income.........          (4.1)           1.4           (2.7)
                                                                                --------      ---------      ---------
Net unrealized gains......................................................          25.4           (8.9)          16.5
Minimum pension liability adjustments.....................................         (20.0)           9.4          (10.6)
Foreign currency translation adjustments..................................          (7.2)           --            (7.2)
                                                                                ---------     ---------      ---------
Other comprehensive loss..................................................      $   (1.8)     $      .5      $   (1.3)
                                                                                ========      =========      =========
--------------------------------------------------------------------------------------------------------------------------------

17.  BUSINESS SEGMENT INFORMATION
-------------------------------------------------------------------------------

Effective December 31, 1997, Grace adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes new standards for reporting information about business segments and related disclosures about products and services, geographic areas and major customers.
     Grace is a global producer of specialty chemicals. It generates revenues from three business segments: Grace Davison, Grace Construction Products and Darex Container Products. Management has determined these to be Grace's business segments based primarily on the nature of their products. Grace Davison produces a variety of catalysts and silica-based products. Grace Construction Products produces specialty construction chemicals and building materials. Darex Container Products produces container sealants, closure sealants and coatings. Intersegment sales, eliminated in consolidation, are not material. The table below presents information related to Grace's business segments for 1998, 1997 and 1996; in connection with the adoption of SFAS No. 131, only those corporate expenses directly related to the segment are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                      1998          1997          1996
--------------------------------------------------------------------------------------------------------------------------------
SALES AND REVENUES
   Grace Davison.............................................................      $  730.8       $  711.6         $  732.2
   Grace Construction Products...............................................         491.7          477.8            435.0
   Darex Container Products..................................................         240.9          264.1            274.7
                                                                                   --------       --------         --------
TOTAL........................................................................      $1,463.4       $1,453.5         $1,441.9
                                                                                   ========       ========         ========

PRETAX OPERATING INCOME
   Grace Davison.............................................................      $  107.5       $  100.1         $  111.1
   Grace Construction Products...............................................          61.8           45.7             42.6
   Darex Container Products..................................................          16.3           23.4             22.0
                                                                                   --------       --------         --------
TOTAL........................................................................      $  185.6       $  169.2         $  175.7
                                                                                   ========       ========         ========

RESTRUCTURING COSTS AND ASSET IMPAIRMENTS
   Grace Davison.............................................................      $    3.5       $    3.9         $    1.8
   Grace Construction Products...............................................           1.3            --               --
   Darex Container Products..................................................           9.0            1.6              9.5
                                                                                   --------       --------         --------
TOTAL........................................................................      $   13.8       $    5.5         $   11.3
                                                                                   ========       ========         ========

DEPRECIATION AND AMORTIZATION
   Grace Davison.............................................................      $   59.9       $   58.7         $   52.4
   Grace Construction Products...............................................          15.8           16.0             11.2
   Darex Container Products..................................................          12.5           13.5             12.2
                                                                                   --------       --------         --------
TOTAL........................................................................      $   88.2       $   88.2         $   75.8
                                                                                   ========       ========         ========

CAPITAL EXPENDITURES
   Grace Davison.............................................................      $   60.5       $   59.3         $   68.4
   Grace Construction Products...............................................          24.7           33.8             21.7
   Darex Container Products..................................................          14.8           11.4             11.4
                                                                                   --------       --------         --------
TOTAL........................................................................      $  100.0       $  104.5         $  101.5
                                                                                   ========       ========         ========

TOTAL ASSETS
   Grace Davison.............................................................      $  638.4       $  587.6         $  606.0
   Grace Construction Products...............................................         289.6          259.7            236.9
   Darex Container Products..................................................         180.4          185.6            188.7
                                                                                   --------       --------         --------
TOTAL........................................................................      $1,108.4       $1,032.9         $1,031.6
                                                                                   ========       ========         ========
----------------------------------------------------------------------------------------------------------------------------------

The table below presents information related to the geographic areas in which Grace operated in 1998, 1997 and 1996.

----------------------------------------------------------------------------------------------------------------------------------
                                                                                      1998          1997          1996
----------------------------------------------------------------------------------------------------------------------------------

SALES AND REVENUES
    United States............................................................      $  772.2       $  741.6    $   685.8
    Canada and Puerto Rico...................................................          34.4           35.7         34.5
    Germany..................................................................         251.1          226.9        228.4
    Europe, other than Germany...............................................         148.2          175.5        207.2
    Asia Pacific.............................................................         192.5          206.7        226.9
    Latin America............................................................          65.0           67.1         59.1
                                                                                   --------       --------    ---------
    TOTAL....................................................................      $1,463.4       $1,453.5    $ 1,441.9
                                                                                   ========       ========    =========
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                                                      1998          1997          1996
----------------------------------------------------------------------------------------------------------------------------------
PROPERTIES AND EQUIPMENT, NET
    United States............................................................     $   423.3     $    408.9    $   460.2
    Canada and Puerto Rico...................................................          20.1           37.9         25.0
    Germany..................................................................          84.7          114.3        118.6
    Europe, other than Germany...............................................          53.9           26.4         36.1
    Asia Pacific.............................................................          58.6           53.8         87.6
    Latin America............................................................          20.8           22.0         22.0
                                                                                  ---------     ----------    ---------
    TOTAL....................................................................     $   661.4     $    663.3    $   749.5
                                                                                  =========     ==========    =========
----------------------------------------------------------------------------------------------------------------------------------

Sales and revenues, pretax operating income, restructuring costs and asset impairments, depreciation and amortization, capital expenditures and total assets for Grace's business segments are reconciled below to amounts presented in the Consolidated Financial Statements.

----------------------------------------------------------------------------------------------------------------------------------
                                                                                      1998          1997          1996
----------------------------------------------------------------------------------------------------------------------------------
Sales and revenues - operating segments......................................      $1,463.4       $1,453.5     $1,441.9
Sales and revenues - divested businesses.....................................         --              24.9        274.5
                                                                                   --------       -------      --------
   Total sales and revenues..................................................      $1,463.4       $1,478.4     $1,716.4
                                                                                   ========       ========     ========
----------------------------------------------------------------------------------------------------------------------------------
Pretax operating income - operating segments.................................      $  185.6       $  169.2     $  175.7
Corporate restructuring costs and asset impairments..........................          (7.2)         (42.3)       (23.4)
Provision for environmental charges, net.....................................          38.2          --           --
Provision relating to asbestos-related liabilities and insurance coverage....        (376.1)         --          (229.1)
Gain on sales of businesses..................................................         --             103.1        326.4
Interest expense and related financing costs.................................         (20.2)         (25.3)       (30.5)
Corporate expenses...........................................................         (38.2)         (78.8)       (69.8)
Other, net...................................................................           3.2           17.5         34.0
                                                                                   --------       --------     --------
   (Loss)/income from continuing operations before income taxes..............      $ (214.7)      $  143.4     $   83.3
                                                                                   ========       ========     ========
----------------------------------------------------------------------------------------------------------------------------------
Restructuring costs and asset impairments - operating segments...............      $   13.8       $    5.5     $   11.3
Restructuring costs and asset impairments - corporate........................           7.2           42.3         23.4
                                                                                   --------       --------     --------
   Total restructuring costs and asset impairments...........................      $   21.0       $   47.8     $   34.7
                                                                                   ========       ========     ========
--------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization - operating segments...........................      $   88.2       $   88.2     $   75.8
Depreciation and amortization - divested businesses..........................         --                .7         11.2
Depreciation and amortization - corporate....................................           5.7            4.5          8.9
                                                                                   --------       --------     --------
   Total depreciation and amortization.......................................      $   93.9       $   93.4     $   95.9
                                                                                   ========       ========     ========
--------------------------------------------------------------------------------------------------------------------------------
Capital expenditures - operating segments....................................      $  100.0       $  104.5     $  101.5
Capital expenditures - corporate.............................................            .9           31.9         57.0
Capital expenditures - discontinued operations (1)...........................         --             122.2        278.3
Capital expenditures - divested businesses...................................         --                .1         19.8
                                                                                   --------       --------     --------
   Total capital expenditures................................................      $  100.9       $  258.7     $  456.6
                                                                                   ========       ========     ========
----------------------------------------------------------------------------------------------------------------------------------
Total assets - operating segments............................................      $1,108.4       $1,032.9     $1,031.6
Total assets - corporate.....................................................         530.2          554.7      1,026.8
Asbestos-related receivables.................................................         443.0          313.7        379.8
Deferred tax assets..........................................................         487.9          447.7        493.1
Net assets of discontinued operations........................................           8.3        1,424.0        297.4
Total assets - Packaging Business............................................         --             --         1,673.4 (2)
Total assets - divested businesses...........................................         --             --            43.7
                                                                                   -------        --------     --------
Total assets.................................................................      $2,577.8       $3,773.0     $4,945.8
                                                                                   ========       ========     ========
----------------------------------------------------------------------------------------------------------------------------------

(1) Represents capital expenditures of discontinued operations prior to their classification as such.

(2) Represents assets of the Packaging Business prior to its classification as a discontinued operation.

-------------------------------------------------------------------------------
18.  YEAR 2000 COMPUTER SYSTEMS COMPLIANCE
-------------------------------------------------------------------------------

Grace has reviewed the software systems and related applications used in each of its business segments and at corporate to assess its requirements regarding the "Year 2000 Issue" which, if unresolved, could have a significant impact on Grace's operations. Grace has made and will continue to make the expenditures necessary to ensure that its software systems and applications continue to function properly before, during and after the year 2000. These expenditures, which are expensed as incurred, have not been and are not expected to be material to Grace's financial position or results of operations. For further information, see "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Year 2000 Computer Systems Compliance."

QUARTERLY SUMMARY AND STATISTICAL INFORMATION (1) Unaudited - dollars in millions, except per share

QUARTER ENDED                                                  March 31          June 30      September 30      December 31
--------------------------------------------------------------------------------------------------------------------------------

1998
Sales and revenues...................................          $ 340.8          $ 369.9          $ 380.3          $ 372.4
Cost of goods sold and operating expenses............            209.6            224.2            228.5            222.5
Income/(loss) from continuing operations.............             11.8             25.5             26.3           (209.4)
Net (loss)/income....................................            (26.0)            25.5             26.3           (209.4)
Net (loss)/earnings per share: (2)
   Basic earnings per share:
     Continuing operations...........................          $    .16         $    .34         $    .35         $  (2.87)
     Net (loss)/income...............................              (.35)             .34              .35            (2.87)
   Diluted earnings per share:
     Continuing operations...........................               .15              .32              .33            (2.87)
     Net (loss)/income...............................              (.32)             .32              .33            (2.87)

Market price of common stock: (3)(4)
     High............................................          $  19 13/16      $  21 11/16      $  18 3/8        $  17 15/16
     Low.............................................             15 13/16         15 3/4           12               10
     Close...........................................             18 5/8           17 1/16          12 7/16          15 11/16

--------------------------------------------------------------------------------------------------------------------------------

1997
Sales and revenues...................................          $ 361.8          $ 378.6           $ 372.4         $ 365.6
Cost of goods sold and operating expenses............            223.0            235.2             225.9           233.2
Income/(loss) from continuing operations.............             11.1             80.6              15.6           (19.1)
Net income ..........................................             46.4            117.4              71.1            26.1

Net earnings/(loss) per share: (2)
   Basic earnings/(loss) per share:
     Continuing operations...........................               .15             1.11               .21            (.26)
     Net income......................................               .62             1.61               .97             .35
   Diluted earnings/(loss) per share:
     Continuing operations...........................               .14             1.08               .20            (.26)
     Net income......................................               .60             1.57               .93             .35

Dividends declared per common share..................               .125             .145              .145            .145

Market price of common stock: (3)(4)
     High............................................          $  12 13/16      $  13 3/8         $  16 7/16      $  18 1/16
     Low.............................................             10 3/8            9 7/8            12 3/16         14 1/8
     Close...........................................             10 9/16          12 1/4            16 3/8          17 7/8
--------------------------------------------------------------------------------------------------------------------------------

(1) The quarterly summary and statistical information presented above have been restated to reflect the classification of the Packaging Business as described in Notes 1 and 3 of the Consolidated Financial Statements as a discontinued operation.
(2) Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.
(3)  Principal market: New York Stock Exchange.
(4) The stock prices for all quarters in 1997 and the first quarter of 1998 have been adjusted so that they are on a basis comparable to the stock prices following the disposition of the Packaging Business as described in Notes 1 and 3 of the Consolidated Financial Statements.

--------------------------------------------------------------------------------------------------------------------------------
FINANCIAL SUMMARY (1)  Dollars in millions, except per share amounts
--------------------------------------------------------------------------------------------------------------------------------
                                                            1998            1997          1996           1995         1994
--------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS
Sales and revenues....................................   $1,463.4       $1,478.4       $1,716.4       $1,860.5     $1,711.0
Cost of goods sold and operating expenses.............      884.8          917.3        1,003.4        1,050.0        956.4
Depreciation and amortization.........................       93.9           93.4           95.9          113.8        105.8
Interest expense and related financing costs..........       20.2           25.3           30.5           30.6         27.7
Research and development expenses.....................       47.4           42.4           55.4           73.2         65.7
(Loss)/income from continuing operations before
 income taxes ........................................     (214.7)         143.4          183.3         (517.2)      (306.3)
(Loss)/income from continuing operations..............     (145.7)          88.2          112.9         (324.8)      (185.4)
(Loss)/income from discontinued operations (2)........       (2.6)         172.8        2,744.8           (1.1)       268.7
Net (loss)/income.....................................     (183.6)         261.0        2,857.7         (325.9)        83.3
--------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Current assets........................................  $   625.6       $2,175.5       $1,774.9       $1,681.3     $2,228.9
Current liabilities...................................      688.2        1,357.7        1,487.1        2,214.2      2,231.5
Properties and equipment, net.........................      661.4          663.3        1,871.3        1,736.1      1,730.1
Total assets..........................................    2,577.8        3,773.0        4,945.8        6,360.6      6,230.6
Total debt............................................      113.4        1,072.3        1,388.2        1,933.8      1,529.7
Shareholders' equity - common.........................       87.6          467.9          632.4        1,224.4      1,497.1
--------------------------------------------------------------------------------------------------------------------------------
DATA PER COMMON SHARE
(Loss)/earnings from continuing operations............   $  (1.95)     $    1.19      $    1.22       $   (3.39)  $    (1.98)
Net (loss)/earnings ..................................      (2.46)          3.53          31.06           (3.40)         .88
Dividends.............................................      --               .56            .50            1.175        1.40
Average common shares outstanding (thousands).........     74,559         73,993        91,976            95,822      93,936
--------------------------------------------------------------------------------------------------------------------------------
OTHER STATISTICS
Dividends paid on common stock........................  $    --          $  41.2        $  45.6       $  112.1     $  131.5
Capital expenditures..................................      100.9          258.7          456.6          537.6        444.6
Common stock price range (3)..........................   21 11/16-10   18 1/16-9 7/8  12 1/2-7 3/8   10 1/4-5 1/2  6 5/8-5 1/8
Common shareholders of record.........................    14,438          15,945        17,415        19,496       18,501
Number of employees - continuing operations...........     6,600           6,700         7,100        10,400       11,100
--------------------------------------------------------------------------------------------------------------------------------

(1) Certain prior-year amounts have been reclassified to conform to the 1998 presentation.
(2) See Note 3 to the Consolidated Financial Statements for additional information.
(3) Stock prices have been adjusted so that they are on a basis comparable to the stock prices following the disposition of the Packaging Business and NMC as described in Notes 1 and 3 to the Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion includes projections and/or other "forward-looking" information. Grace is subject to risks and other uncertainties that could cause its actual results to differ materially from any such projections or that could cause other forward-looking information to prove incorrect. For a discussion of such risks and uncertainties, see "Introduction and Overview - Projections and Other Forward-Looking Information" in Item 1 of Grace's 1998 Annual Report on Form 10-K.

REVIEW OF OPERATIONS

OVERVIEW
Sales
Grace is primarily engaged in three specialty chemicals businesses on a worldwide basis. These businesses consist of catalysts and silica-based products (Grace Davison), specialty construction chemicals and building materials (Grace Construction Products), and container sealants, closure sealants, and coatings (Darex Container Products). Grace Davison contributes approximately 50% of Grace's annual total sales, Grace Construction Products, 34% of total sales, and Darex Container Products, 16% of total sales.

Sales and revenues of Grace's segments in 1998 were essentially flat with 1997 and 1996. Excluding the effect of foreign currency translation, sales increased over the prior year by 4.5% in 1998 and 4.9% in 1997. Sales growth was driven by strong construction activity in North America combined with growth in demand for Davison's refinery catalysts. Unfavorable foreign currency effects in Europe and the Asia Pacific region offset sales growth in North America.

The following table identifies the year over year increase or decrease in sales attributed to estimated changes in product volumes, product prices and/or mix, and the impact of foreign currency translation.

                                                       1998 AS A PERCENTAGE                       1997 as a Percentage
                                                  INCREASE/(DECREASE) FROM 1997               Increase/(Decrease) from 1996
                                             -----------------------------------------    --------------------------------------
Sales and Revenues Estimated Variance        VOLUME   PRICE/MIX  TRANSLATION   TOTAL      Volume   Price/Mix Translation  Total
Analysis

Grace Davison.............................      5.7%      .2%       (3.2)%       2.7%        8.0%    (5.8)%     (5.0)%     (2.8)%
Grace Construction Products...............      4.9      1.0        (3.1)        2.9         9.9      1.3       (1.4)       9.8
Darex Container Products..................     (3.7)     1.7        (6.8)       (8.8)        3.6     (1.4)      (6.1)      (3.9)
  Sales and revenues - operating business
segments..................................      3.7%      .8%       (3.8)%        .7%        7.7%    (2.8)%     (4.1)%       .8%

Earnings
Grace reported a net loss from operations of $183.6 million, representing a loss of $2.46 per diluted share for the year ended December 31, 1998.

The fourth quarter of 1998 included several significant pretax provisions for restructuring, asbestos litigation, and environmental reserves, offset by a pretax insurance recovery of $57.6 million. Pretax income from 1998 underlying business performance, before the fourth quarter charges described above, was $144.2 million compared to $88.1 million and $120.7 million on a comparable basis in 1997 and 1996, respectively.

It is difficult to compare 1998 to prior years considering the operational changes Grace initiated with the separation of the Packaging Business in the first quarter of 1998 pursuant to the Spin-off and Merger described in Notes 1 and 3 of this Report. While the three operating segments were impacted by this transaction, Grace's corporate expenses, including overhead, interest and taxes, were the most affected.

During the three year period ending December 31, 1998, the Company initiated a number of business divestiture and cost management programs. These decisions have had and will continue to have a favorable impact on pretax operating income across geographic regions and business segments, as well as on corporate expenses. The objectives of these cost reduction and restructuring efforts have been to focus on core business operations, streamline manufacturing processes, and reduce general and administrative expenses, factory administration costs and noncore research and development expenses. As evidenced in the table below, these costs as a percent of sales have trended favorably over the past three years.

              Costs as a % of Sales - Excluding Divested Businesses

                                                            1998          1997           1996
                                                            ----          ----           ----
    Cost of goods sold and operating expenses.........        60%           62%            61%
    Selling, general & administrative expenses........        22            25             24
    Depreciation and amortization.....................         6             6              6
    Interest expense and related financing costs......         1             2              2
    Research & development expenses...................         3             3              3

The favorable trend in consolidated cost of goods sold and operating expenses during the three year period reflects the benefits achieved from production process efficiencies and reductions in raw material component costs.

As a specialty chemicals business, Grace is customer solution and application driven in meeting the technology requirements of its customers. Grace's specialty chemicals products are typically developed based on customer-defined performance criteria and supported by superior customer service. This marketing approach leads to Grace's ongoing investment in technical sales support and higher expenses for sales management than is typical of commodity chemical companies.

General and administrative expenses have trended favorably, as a percent of sales, during the period due to the significant reduction in the number and size of operating segments in the consolidated entity as described in Notes 1 and 3, thereby reducing resource requirements at the corporate level, and due to replacing the former long-term incentive plan with a program emphasizing stock option awards for management incentive purposes. General and administrative expenses are expected to continue to decline as a percent of sales with the implementation of the productivity assessment recommendations and headquarters relocation provided for in the fourth quarter of 1998.

Interest expense and related financing costs have declined based on lower average debt levels as a result of the $1,256.6 million cash transfer related to the Packaging Spin-off and Merger which was used to pay down substantially all outstanding debt (see Note 9 of this Report).


GRACE DAVISON

THE FOLLOWING DISCUSSIONS OF SALES AND EARNINGS OF THE OPERATING BUSINESS SEGMENTS EXCLUDE THE EFFECT OF CURRENCY TRANSLATION.

Sales
Grace Davison is a leading global supplier of catalysts and silica products. Refining catalysts, representing approximately 58% of total Davison sales, include fluid cracking catalysts (FCC), which are used by petroleum refiners to convert distilled crude oil into transportation fuels and other petroleum-based products, and hydroprocessing catalysts, which upgrade heavy oils and remove certain impurities. Silica products and adsorbents (28% of Davison sales) are used in a wide variety of industrial and consumer applications. Polyolefin catalysts (11% of total Davison sales) are essential components in the manufacturing of polyethylene resins used in products such as plastic film, high performance plastic pipe and plastic household containers.

In 1998, refining catalyst sales increased 8.3% over 1997 as a result of record volume growth in Asia Pacific, combined with favorable price/mix variances, primarily due to new refinery business in China, Taiwan and Indonesia. Volume growth in Asia Pacific is expected to be lower in 1999 due to economic uncertainty in the region, lower refining margins, increased price competition, and the potential of government-imposed import restrictions in China.

Polyolefin catalyst sales increased 22.3% due to double-digit volume growth in North America and Asia Pacific, as a result of Grace Davison's strength in resin manufacturing technology. Grace Davison will add conventional polyolefin manufacturing capacity in North America by early 1999 in order to meet demand. In addition, Grace Davison brought a new organometallic polyolefin plant into commercial production in May 1998. If the profitability of the resin manufacturing industry continues to be stressed by new manufacturing capacity, pressure will likely be placed upon polyolefin catalysts pricing.

Silicas and adsorbents sales were flat due to problems in the North American dentifrice market, where consumer preferences favored toothpaste brands that did not contain Grace Davison silicas, and pricing pressures for insulated glass molecular sieves, especially in Europe. While Asia Pacific reported strength in the coatings and plastics market segments, the region's outlook is yielding mixed signals due to the economic and political situations in major countries and increased price competition.

In 1997, FCCs had a difficult year, with a decline in sales of 4.3% as compared to 1996, due to the loss of two customers and depressed refinery margins. Silicas and adsorbents sales increased 7.0% on volume growth in all geographic regions. The strength of the plastics industry continued to benefit Grace's worldwide sales of polyolefin catalysts, which increased 14.8% over 1996.

Earnings
Pretax operating income of $107.5 million in 1998 improved 7.3% over $100.1 million in 1997. Gross margin improved $15.7 million due to increased manufacturing productivity. A reduction in general and administrative expenses, as a result of changes to employee incentive compensation programs, was more than offset by increased factory administration and depreciation expenses resulting from new manufacturing facilities brought on-line in 1998, and higher research and development costs. Restructuring costs of $3.5 million, recorded in the fourth quarter of 1998 for the severance of approximately 60 people, will reduce expenses in 1999 and beyond. In the fourth quarter of 1997, restructuring costs of $3.9 million were included in operating results for the termination of leases.

In 1997, pretax operating income decreased 9.8% to $100.1 million from $111.0 million in 1996. Unfavorable gross margin, due primarily to inventory adjustments and increased freight costs, coupled with increased costs related to employee incentive compensation programs, offset the favorable impact of cost reduction efforts and lower start-up costs associated with the new Kuantan, Malaysia facility. The 1996 results included $1.8 million in restructuring charges for severance costs related to a worldwide program to streamline processes and reduce operating expenses.


GRACE CONSTRUCTION PRODUCTS

THE FOLLOWING DISCUSSIONS OF SALES AND EARNINGS OF THE OPERATING BUSINESS SEGMENTS EXCLUDE THE EFFECT OF CURRENCY TRANSLATION.

Sales
Grace Construction Products is a leading supplier of specialty chemicals and building materials to the nonresidential (commercial and government) construction industry, and to a lesser extent, the residential construction industry. Specialty construction chemicals, which contribute approximately 58% of Grace Construction Products sales, add strength, control corrosion, and enhance the handling and application of concrete. Specialty building materials prevent water damage to structures and protect structural steel against collapse due to fire.

In 1998, sales of specialty construction chemicals were up 6.7% over 1997, with strong volumes in every region except Asia Pacific and favorable price/mix worldwide. Continued growth in new and value-added products contributed the majority of the sales increase. In parts of Asia, volumes declined due to canceled or delayed construction projects. Grace Construction Products continues to focus its efforts to take advantage of its position in the stronger economies and construction segments. The delay in 1998 of certain large projects is expected to benefit 1999 results. In addition, federal funding of the TEA -21 bill (Transportation Equity Act for the 21st Century) in the United States and government economic stimulus packages in Asia are expected to drive increasing growth in the infrastructure segment. Sales of specialty building materials increased 5.0% with increased volumes in every region except Asia Pacific. Strength in new and value-added waterproofing products significantly contributed to this sales growth in 1998.

In 1997, increased volumes in all regions, as compared to 1996, reflected the introduction of new value-added products and increased market acceptance of existing value-added products. Sales of specialty construction chemicals increased 14.0% over 1996 primarily due to worldwide volume increases. Sales growth in Asia Pacific, which resulted from infrastructure building activity, market share gains and penetration of value-added products, was partially offset in the second half of the year by economic downturns in the region. Sales of specialty building materials increased 7.6% over 1996 primarily due to volume increases in North America, supported by the overall strength of the U.S. economy and favorable weather conditions.

Earnings
Pretax operating income was $61.8 million in 1998, as compared to $45.7 million in 1997. Gross margin increased $9.3 million compared to 1997, driven by sales increases and margin improvements from value-added product penetration and manufacturing cost reduction programs. The reduction in employee incentive compensation costs also contributed to the year-over-year earnings improvement. Fourth quarter 1998 results included restructuring costs of $1.3 million resulting from the implementation of a productivity effectiveness program. This program will reduce expenses in 1999 and beyond. Fourth quarter 1997 pretax operating income included a charge of $5.7 million to reduce the carrying value of certain equipment held for customer use.

Pretax operating income was $45.7 million in 1997, as compared to $42.6 million in 1996. The increase was primarily due to increased sales worldwide, improvements in manufacturing processes, production rates and material costs, as well as overhead cost containment efforts. Partially offsetting these improvements were an increase in costs related to employee incentive compensation programs and the fourth quarter 1997 charge discussed above.


DAREX CONTAINER PRODUCTS

THE FOLLOWING DISCUSSIONS OF SALES AND EARNINGS OF THE OPERATING BUSINESS SEGMENTS EXCLUDE THE EFFECT OF CURRENCY TRANSLATION.

Sales
Darex Container Products is a leading global producer of can sealants, closure sealants, coatings for metal packaging, and other related products. Can sealants, which represent approximately 52% of Darex sales, hermetically seal beverage, food, and other cans; closure sealants (13% of sales) seal glass and plastic bottles and jars used in beverage and food applications; and coatings (19% of sales) protect metal packaging from corrosion and its contents from the influences of the metal.

Contributing to Darex's sales decline from 1997 to 1998 were the divestments of a niche segment of the coatings business in Europe (September 1997) and the can forming lubricants business in North America (May 1998), as well as the termination of an alliance in Brazil (May 1997). In 1997, these businesses contributed $8.2 million in sales. Excluding the impact of these decisions, sales were essentially flat before currency translation.

Can sealant sales declined 1.3%, as positive price/mix variances in North America were not enough to offset the continued economic challenges in Asia Pacific, a poor harvest in Europe, and the effects of the weakened economy in Brazil. Closure sealant sales increased 4.5% primarily on strong growth and positive price/mix variances in Asia Pacific. Sales growth in Asia was mainly due to increased customer demand in Japan for food applications and market share gains in the Philippines. Coatings sales increased 5.6%, with strong growth in Latin America and Asia Pacific. These gains more than offset a decline in Europe due to the divestment of a niche segment of the coatings business, which contributed $1.8 million in sales in 1997. Sales of machinery and cover/drum compounds in Asia Pacific declined due to less capital investment and construction activity resulting from continued poor economic conditions in the region. In addition, Europe reported lower volumes of these same products due to customer rationalization of facilities and a poor tomato harvest. The ongoing trends of industry consolidation and cost reduction throughout Darex's customer base, driven by economic uncertainty and price competition, continue to influence Darex's financial results.

The increase in sales from 1996 to 1997 was attributable to the August 1996 acquisition of a manufacturer of can coatings and closure sealants in Mexico. Excluding this acquisition, 1997 sales were slightly lower than 1996. Can sealant sales declined 2.7%, as price/mix in Europe was negatively affected by continued customer consolidation efforts. In addition, volumes declined in Latin America due to poor economic conditions in Venezuela and Brazil, coupled with a decline in fish canning on the west coast of South America as a result of poor weather conditions.

Earnings
Darex Container Products' pretax operating income of $16.3 million was down $7.1 million in 1998 as compared to 1997. The earnings decline was due primarily to the negative impacts of currency translation ($2.5 million) and restructuring and asset impairment charges.

In the fourth quarter of 1998, Darex recorded $9.0 million in restructuring and asset impairment charges. The charges were primarily comprised of severance costs to cover a net headcount reduction of approximately 165 employees and some rationalization of facilities throughout the world. In the fourth quarter of 1997, Darex recorded $.9 million in severance costs related to staff reductions resulting from the Spin-off and Merger (see Notes 1 and 3). In addition to the restructuring and asset impairment charges recorded in the fourth quarter of both years, Darex also recorded $.7 million of restructuring charges in the second quarter of 1997. The charge was primarily composed of employee termination costs resulting from the restructuring of the Packaging Business from a group of regional units into an integrated global organization.

Excluding the restructuring and asset impairment charges in both periods, Darex's earnings were essentially flat. Similar to Grace's consolidated results, general and administrative expense related to employee incentive compensation programs declined. Headcount reductions and other cost reduction actions implemented in late 1997 continued to lower operating expenses. In addition, aggressive inventory management during the year resulted in a favorable LIFO adjustment in the fourth quarter of 1998. However, these earnings improvements were offset by declines in gross margin on lower sales.

In 1997, Darex Container Products reported pretax operating income of $23.4 million, as compared to $22.0 million in 1996. In 1996, Darex recorded $9.5 million in restructuring and asset impairment charges. The restructuring charge was $5.4 million and related to a worldwide program to streamline processes and reduce operating expenses. The asset impairment charge was $4.1 million. Excluding the restructuring and asset impairment charges in both periods, Darex's earnings decreased from $31.5 million in 1996 to $25.0 million in 1997. A significant portion of the decrease can be attributed to the currency devaluation experienced in Southeast Asia, higher general and administrative expenses related to increased employee incentive compensation program costs, and lower sales. In addition, operating income was negatively affected by raw material price increases, write-downs of obsolete inventory in Latin America and Asia Pacific, and a change in product mix toward lower margin products.


DISCONTINUED OPERATIONS

PACKAGING BUSINESS
As discussed in Notes 1 and 3 to the Consolidated Financial Statements, the Spin-off and Merger were completed on March 31, 1998. The 1998 loss from discontinued operations includes $32.6 million ($28.3 million after-tax) of costs related to the Packaging Business transaction and $8.4 million ($5.5 million after-tax) for a related pension plan curtailment loss.

In the first quarter of 1998, sales and revenues of the Packaging Business increased 2.0% compared to the 1997 period driven by volume increases. Pretax operating income of the Packaging Business decreased 14.3% in the first quarter of 1998 compared to 1997, as the increase in sales was more than fully offset by higher manufacturing costs as a result of higher depreciation and other expenses related to capital expenditures made in prior years, as well as higher product introduction costs. In 1997, sales and revenues of the Packaging Business increased 5.6% as a result of volume increases to $1.8 billion, compared to $1.7 billion in 1996. Pretax operating income of the Packaging Business increased 15.2% in 1997, primarily due to the sales increases, favorable manufacturing rates, continued efforts to reduce operating costs and a shift toward sales of higher margin products.

HEALTH CARE
During 1996, Grace completed the separation of NMC and sold its Amicon separations science business. 1996 income from discontinued operations of $2.7 billion includes income of $24.8 million ($60.3 million pretax) from health care operations, a tax-free gain of approximately $2.5 billion on the NMC transaction, and a gain of $40.0 million ($70.4 million pretax) on the sale of Amicon.

COCOA
In December 1996, Grace entered into a definitive agreement to sell its cocoa business to Archer-Daniels-Midland Company (ADM). As a result, in the fourth quarter of 1996, Grace reassessed its estimated loss on the divestment of the business and reversed previously recorded provisions of $31.9 million (net of an applicable tax effect of $18.1 million) in discontinued operations. In February 1997, Grace sold its cocoa business to ADM for total proceeds of $477.6 million (including debt assumed by the buyer), subject to adjustment. The pretax and after-tax effects of the divestment were consistent with prior estimates and were charged against previously established reserves. In October 1997, ADM paid Grace an additional $7.9 million (including $.4 million of interest income) in settlement of the purchase price adjustment. In anticipation of this settlement, in the third quarter of 1997, Grace reversed previously recorded provisions of $12.4 million (net of an applicable tax effect of $6.6 million) in discontinued operations.

OTHER
In the fourth quarter of 1996, Grace classified TEC Systems as a discontinued operation and recorded a provision of $4.6 million (net of an applicable tax benefit of $2.4 million) related to TEC Systems' anticipated net operating results through the expected date of divestment, as well as the loss anticipated on the divestment. In August 1997, Grace sold TEC Systems to Sequa Corporation for total proceeds of $16.1 million. The loss on the sale and the 1997 operating losses were charged against previously established reserves. In May 1996, Grace completed the sale of the transgenic plant business of its Agracetus subsidiary to the Monsanto Company for $150.0 million, resulting in a pretax gain of $129.0 million ($79.4 million after-tax).


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
During 1998, Grace's continuing operating activities used pretax cash of $77.4 million, a decrease of $16.5 million compared to 1997. The decrease was primarily due to improvements in operating earnings. It also included net proceeds of $37.0 million from the sale of receivables, as discussed below. The decrease in 1998 was partially offset by an increase of approximately $60.0 million in long-term incentive compensation disbursements as compared to 1997. The long-term incentive compensation programs have been discontinued going forward, and future disbursements for existing plans will total less than $5.0 million over the next two years. In 1997, Grace's continuing operating activities used pretax cash of $93.9 million, an increase of $63.1 million compared to 1996, which was principally the result of higher expenditures for the defense and disposition of asbestos-related litigation, net of amounts received from certain insurance carriers in connection with such litigation. Significant components of Grace's cash flow from operating activities are discussed in more detail below.

Notes and accounts receivable decreased in 1998 primarily as a result of Grace's sale of certain trade receivables. Grace entered into an agreement to sell, on an ongoing basis, a pool of its trade accounts receivable to a wholly owned bankruptcy-remote special purpose subsidiary (the "SPS") of Grace. Accordingly, certain strategic business units transfer their North American trade accounts receivable to the SPS. The SPS has sold and, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of receivables to a multi-seller receivables company (the "conduit"). Upon sale of receivables, the SPS holds a subordinated retained interest in the receivables. The estimated fair value of the subordinated interest, excluding allowance for doubtful accounts, was $65.1 million at December 31, 1998 which is included in other current assets. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold receivables. Grace services, administers and collects the receivables on behalf of the conduit. Proceeds of approximately $37.0 million were received as of December 31, 1998 from the sale of receivables and Grace has recorded a corresponding net loss on sale of $.5 million in 1998 from the related sale to the conduit. The proceeds were used for the reduction of other short-term obligations.

Cash payments for restructuring activities totaled $22.1 million, $68.3 million and $74.4 million in 1998, 1997 and 1996, respectively. The majority of the employee termination costs of $23.8 million included in the restructuring reserve of $33.3 million as of December 31, 1998 is expected to be paid over the next 18 months.

In 1998, Grace recorded a noncash provision for asbestos-related litigation (net of expected insurance reimbursement) of $376.1 million. Actual net cash disbursements related to the disposition of asbestos-related litigation were $164.7 million, $74.1 million and $2.1 million for 1998, 1997 and 1996, respectively. Included in this net cash outflow were $74.0 million, $68.7 million and $184.5 million in settlements received from certain insurance carriers in connection with such litigation for 1998, 1997 and 1996, respectively. Expenditures for defense and disposition of asbestos-related litigation in 1998 were impacted by two large settlements (one for personal injury and one for property damage settled in the first quarter of 1998).

Net pretax cash provided by discontinued operations reflects that the Packaging Business was included in the consolidated results for the first three months of 1998 while a full year of Packaging Business operating results were included in 1997 and 1996. Tax refunds in 1998 exceeded refunds in 1997 by approximately $65.0 million. Tax refunds in 1997 were similar to 1996.

Cash flows used for investing activities in 1998 were $108.2 million, compared to cash provided of $370.1 million in 1997 and $2.1 billion in 1996. The 1998 use of cash was primarily due to capital expenditures, the most significant of which were over $60 million in Grace Davison. Net cash inflows were impacted by proceeds from divestment of businesses totaling $695.5 million in 1997, primarily related to the cocoa business, and $2.7 billion in 1996, primarily related to NMC.

Total Grace capital expenditures for 1998 were $100.9 million, substantially all of which was directed toward the three specialty chemicals businesses. In 1997, Grace made capital expenditures of $258.7 million, of which nearly half related to the divested Packaging Business. Management continues to focus on reducing the level of capital expenditures with the objective of $100.0 million for 1999.

Net cash provided by financing activities in 1998 primarily related to the Packaging Spin-off and Merger described in Notes 1 and 3. In connection with the Packaging Business transaction, Grace received $1,256.6 million in cash, which was used to repay substantially all of its debt. On March 31, 1998, Grace used $600.0 million of the cash transfer to repay bank borrowings. On April 1, 1998, Grace repaid $611.3 million principal amount of Notes pursuant to a tender offer, $3.5 million principal amount of MTNs and $6.0 million of sundry indebtedness. As a result of this extinguishment of debt, Grace incurred an after-tax charge of $35.3 million for premiums paid in excess of the Notes' principal amounts and other costs related to the purchase of the Notes and MTNs (including the costs of settling related interest rate swap agreements). These costs are presented as an extraordinary item in the Consolidated Statement of Operations. Net cash used for financing activities in 1997 was $621.3 million, primarily relating to reductions of debt, the repurchase of 6.3 million shares of stock, and the payment of dividends, partially offset by proceeds from the exercise of employee stock options. Total debt was $113.4 million at December 31, 1998, a decrease of $958.9 million from December 31, 1997.

Grace has targeted a ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization, restructuring and asbestos charges and gains on sales of businesses) of less than 1.0. This ratio represents a long-term target that may be exceeded to meet specific needs on a short-term basis. At December 31, 1998, the debt/EBITDA ratio was .37.

At December 31, 1998, Grace had committed borrowing facilities totaling $850.0 million, consisting of $600.0 million under a 364-day facility expiring in May 1999 (extendible for successive 364-day periods at the discretion of Grace and the lenders) and $250.0 million under a long-term facility expiring in May 2003. These facilities also support the issuance of commercial paper and bank borrowings, of which $75.0 million was outstanding at December 31, 1998. The aggregate amount of net unused and unreserved borrowings under short-term and long-term facilities at December 31, 1998 was $775.0 million.

In April 1998, the Company's Board of Directors approved a program to repurchase up to 20% of the Company's outstanding shares in the open market (approximately 15,165,000 shares). Through December 31, 1998, the Company had acquired 5,149,100 shares of common stock for $83.1 million under the program (an average price per share of $16.14). Cash payments for settled share repurchases were $82.2 million through December 31, 1998.

In 1997, Grace substantially completed a share repurchase program initiated in 1996 by acquiring 6,306,300 shares of common stock for $335.9 million, or an average price of $53.26 per share. In 1996, Grace acquired 21,058,500 shares of common stock for $1,319.3 million, or an average price of $62.65 per share. Prior to year-end 1997 and 1996, Grace retired substantially all of the treasury stock acquired in those years using the cost method. Average prices per share for shares repurchased in 1997 and 1996 are not comparable to 1998 due to the Packaging Business transaction (see Notes 1 and 3).

Grace believes that cash flow generated from future operations and committed borrowing facilities will be sufficient to meet its cash requirements for the foreseeable future.

ASBESTOS-RELATED MATTERS
Grace is a defendant in lawsuits relating to previously sold asbestos-containing products. In 1998, Grace paid $164.7 million for the defense and disposition of asbestos-related property damage and personal injury litigation, net of amounts received under settlements with insurance carriers. During the fourth quarter of 1998, Grace recorded a noncash pretax charge of $576.9 million ($375.0 million after-tax), primarily to reflect the estimated costs of defending against and disposing of personal injury claims expected to be filed through 2039. The charge to the litigation reserve was offset by an adjustment for expected recoveries from insurance carriers of $200.8 million ($130.5 million after-tax). The balance sheet at December 31, 1998 includes total amounts due from insurance carriers of $443.0 million which includes notes receivable of $20.3 million ($18.0 million after discounts) for amounts to be received through 2001, pursuant to settlement agreements with insurance carriers.

Grace has periodically evaluated projections for the ultimate asbestos personal injury liability and has determined the change in accrual period from "5-years forward" estimates to a full cost period extending to 2039 for personal injury indemnity and defense costs based on experience and trends in litigation. Grace continues to accrue for property damage cases currently asserted, as in the past.

Although the total amount to be paid in 1999 with respect to asbestos-related claims (after giving effect to payments to be received from insurance carriers) cannot be precisely estimated, Grace expects that the net expenditure for 1999 will range from $35.0-$55.0 million (pretax) to defend against and dispose of such claims. The 1998 expenditures included a 1997 property damage settlement partially paid in 1998 and personal injury group settlements resolved in 1997 and paid in 1998. The amounts with respect to the probable cost of defending against and disposing of asbestos-related claims and probable recoveries from insurance carriers represent estimates and are on an undiscounted basis; the outcomes of such claims cannot be predicted with certainty.

In May 1997, the Texas legislature adopted legislation that had the effect of making it more difficult for out-of-state residents to file asbestos personal injury claims in Texas state courts. Although the rate of filing asbestos claims in Texas during the second half of 1997 was lower than that of the first half of 1997, and decreased by 70% in 1998, the effect of this legislation on Grace's ultimate exposure with respect to its asbestos-related cases and claims cannot be predicted with certainty.

See Note 2 to the Consolidated Financial Statements for further information concerning asbestos-related lawsuits and claims.

ENVIRONMENTAL MATTERS
Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Worldwide expenses of continuing operations related to the operation and maintenance of environmental facilities and the disposal of hazardous and nonhazardous wastes totaled $38.2 million in 1998, $35.8 million in 1997 and $32.7 million in 1996. Such costs are estimated to be $35-$40 million in both 1999 and 2000. In addition, worldwide capital expenditures for continuing operations relating to environmental protection totaled $6.3 million in 1998, compared to $7.2 million in 1997 and $10.4 million in 1996. Capital expenditures to comply with environmental initiatives in future years are estimated to be approximately $9.0 million in 1999 and $6.0 million in 2000. Grace also has incurred costs to remediate environmentally impaired sites. These costs were $37.7 million in 1998, $33.9 million in 1997 and $20.3 million in 1996. These amounts have been charged against previously established reserves. Future pretax cash outlays for remediation costs are expected to average $35 to $40 million over the next few years. Expenditures have been funded from internal sources of cash and are not expected to have a significant effect on liquidity.

Grace accrues for anticipated costs associated with investigatory and remediation efforts where an assessment has indicated that a liability has been incurred and the amount of loss can be reasonably estimated. In the fourth quarter of 1998, Grace recorded a net pretax gain of $38.2 million ($24.8 million after-tax) related to environmental issues. Grace entered into a settlement with one of its insurance carriers which provided for a $57.6 million lump-sum cash payment to Grace for previously incurred costs related to environmental remediation. Netted against this gain is a $19.4 million ($12.6 million after-tax) charge to reflect a change in the environmental remediation strategy for a particular site. It is expected that the cash associated with this incremental charge will be spent over the next several years. At December 31, 1998, Grace's liability for environmental investigatory and remediation costs related to continuing and discontinued operations totaled $240.5 million, as compared to $258.8 million at December 31, 1997.

Grace's environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. These liabilities are evaluated quarterly, based on currently available information, including the progress of remedial investigation, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, existing technology, prior experience in contaminated site remediation and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) or new sites are assessed and costs can be reasonably estimated, Grace will continue to review and analyze the need for adjustments to the recorded accruals. However, Grace believes that it is adequately reserved for all probable and estimable environmental exposures.

Grace is in litigation with certain excess insurance carriers regarding the applicability of the carriers' policies to environmental remediation costs. The outcome of such litigation, as well as the amounts of any recoveries that Grace may receive, is presently uncertain. Accordingly, Grace has not recorded a receivable with respect to such insurance coverage.

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

GRACE'S CURRENT STATE OF YEAR 2000 READINESS
Inventory
Grace has completed an inventory of its IT and non-IT systems that could potentially be affected by the Year 2000 issue for each of its business segments and Grace Corporate, with the exception of three joint venture operations and a few small sales offices which will be completed during March 1999. All inventoried systems have been prioritized as being either critical or non-critical. A critical system is one where failure to be Year 2000 compliant may have a material adverse effect on health and safety, the environment or on Grace's financial condition or results of operations. A non-critical system is one where failure to be Year 2000 compliant could produce brief business interruptions or system failures that may be remedied promptly but are not reasonably likely to have any such material adverse effect.

Compliance
Grace expected to have test plans in place to determine the compliance of all critical items potentially affected by the Year 2000 issue and to have completed testing for compliance of these items by the end of February 1999. As of February 28, 1999, 60% of the critical inventoried items are known to be Year 2000 compliant. Of the remaining critical items, 28% are known to be non-compliant and the compliance status of the remaining 12% of critical items had yet to be determined. Grace expects to complete the test plans by the end of March 1999.

For non-IT systems, Grace's most significant Year 2000 exposure is with the process control systems that control the major Grace Davison plants. Grace has commissioned the vendor that supplies approximately 80% of the primary digital control systems for all Grace Davison plants worldwide to perform a Year 2000 analysis of such systems. The assessment results for all of the North American plants indicate that the hardware and the system operating and application software associated with these systems have no significant Year 2000 problems. The data collection and assessment for the international plants is currently in process.

Grace Construction Products' facilities primarily utilize a batch process approach for manufacturing and have limited automated process controls that may be directly impacted by Year 2000 issues. Darex Container Products has more than 20 manufacturing facilities worldwide and certain facilities have automated process controls. A review of all critical process control systems for both Grace Construction Products and Darex Container Products for Year 2000 compliance is expected to be completed by the end of March 1999.

Grace is also contacting its key customers and vendors (including telecommunications and utility providers, banks and governmental agencies) in an effort to ascertain their compliance status. Grace expects to complete the assessment of the Year 2000 status of its key customers and vendors by the end of April 1999.

Remediation and Testing
Grace targeted to have remediation plans (including validation testing) in place for all critical IT and non-IT systems that are shown to be non-compliant by the end of February 1999, and to have completed the remediation of all such systems by mid-1999. Although the target of having documented remediation plans in place by the end of February will be achieved for the majority of the critical items, the effort will not be fully complete until the end of March 1999. The target of achieving full remediation of all critical items remains on track for mid-1999. Remediation for non-critical systems will take place throughout 1999 and into 2000. Grace will have contingency plans in place for those non-critical systems that have not been remediated by the end of 1999. Grace will primarily use internal resources to validate the remediation procedures as they relate to critical IT and non-IT systems.

A major component of Grace's IT remediation activity is in place as a result of the conversion of its financial and certain operational support systems to programs using software of SAP America, Inc. (SAP), which has represented that its systems used by Grace are Year 2000 compliant. Unrelated to its Year 2000 efforts, Grace commenced this project in 1995. Grace Construction Products and Darex Container Products have completed the implementation of the SAP software in North America and many countries throughout the rest of the world, and expect to complete the implementation in the remaining countries by mid-1999.

Grace Davison is implementing SAP in conjunction with Grace Construction Products and Darex Container Products in Asia Pacific and Latin America, respectively. In North America and Europe, Grace Davison will not convert to SAP until after December 31, 1999. Until Grace Davison converts to SAP, it plans to install new software releases to upgrade existing systems and is contracting with outside programming services to resolve its Year 2000 issue in North America, with completion expected by the second quarter of 1999. In Europe, Grace Davison uses a largely internally developed software program, which is now supported and maintained by a third party, to provide its business and financial systems support. Grace has contracted with such third party to provide Grace Davison with a version of system software that is Year 2000 compliant.

COSTS
Grace estimates that as of December 31, 1998, the total cost of its Year 2000 efforts is not expected to exceed $6.0 million, of which approximately $1.5 million has been spent to date. This amount excludes the cost of the SAP implementation since, despite being a critical component of the Grace Year 2000 remediation effort, this was a project that was already planned and was not accelerated due to Year 2000 issues. This amount also excludes internal costs, principally payroll costs of IT personnel which are not accounted for separately. No material IT or non-IT projects were delayed due to the Grace Year 2000 remediation effort.

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


THE EURO

Effective January 1, 1999, eleven of the fifteen member countries of the European Union adopted one common currency known as the euro. Grace's operating business segments affected by the euro conversion established plans to address the issues raised by the euro currency conversion. These issues included, among other things, the impact of one currency on pricing and the need to adapt computer and financial systems and certain business processes to accommodate euro-denominated transactions.

The Company's financial systems and business processes accommodate multiple currencies. Grace's plans involve conversion by modifications to current systems at a nominal cost or completion of the implementation of the new SAP system software in Europe. Grace will consider the change in functional currency for the eleven member countries by the year 2000. Due to numerous uncertainties, Grace cannot reasonably estimate the effects that European conversion to one common currency will have on pricing for products or suppliers costs and the resulting impact, if any, on the results of operations, financial position or liquidity of its European businesses, but it is not expected to have a material adverse effect on Grace's consolidated financial position or results of operations. Grace's diversification of production sites and product lines for its operating businesses should mitigate any significant adverse impact resulting from the euro conversion.


ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires capitalization of certain internal-use computer software costs. SOP 98-1, effective for fiscal years beginning after December 15, 1998, was adopted by the Company January 1, 1999. The Company's current policy regarding the treatment of these costs is substantially consistent with SOP 98-1; therefore, adoption of this standard is not expected to have a material impact on the Company's financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, requires an entity to recognize all derivatives as either assets or liabilities in the Consolidated Balance Sheet and measure those instruments at fair value. At December 31, 1998, the Company did not hold or issue any derivative financial instruments for trading purposes.
--------------------------------------------------------------------------------

                                   Schedule II

                       W. R. GRACE & CO. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  (in millions)



                                FOR THE YEAR 1998

                                                                            Additions/(deductions)
                                                                            ----------------------
                                                                              Charged/
                                                               Balance at   (credited) to                  Balance
                                                               beginning      costs and       Other         at end
                        Description                            of period      expenses        net *       of period
                        -----------                            ---------      --------        -----       ---------
VALUATION AND QUALIFYING ACCOUNTS DEDUCTED FROM ASSETS:
     Allowances for notes and accounts receivable...........   $   4.6         $   2.8       $  (1.9)      $   5.5
     Allowances for long-term receivables...................      16.1              .2            .8          17.1
     Valuation allowance for deferred tax assets............     138.2            (1.0)         --           137.2

RESERVES:
     Reserves for divested businesses.......................   $ 123.5         $ (44.6)      $  (2.5)      $  76.4


                                FOR THE YEAR 1997

                                                                            Additions/(deductions)
                                                                            ----------------------
                                                                              Charged/
                                                               Balance at   (credited) to                  Balance
                                                               beginning      costs and       Other         at end
                        Description                            of period      expenses        net *       of period
                        -----------                            ---------      --------        -----       ---------
VALUATION AND QUALIFYING ACCOUNTS DEDUCTED FROM ASSETS:
     Allowances for notes and accounts receivable...........   $  11.5         $   1.4       $  (8.3)     $    4.6
     Allowances for long-term receivables...................      42.7           (22.9)         (3.7)         16.1
     Securities of divested businesses......................       3.9            (3.9)         --            --
     Valuation allowance for deferred tax assets............      72.4            42.6          23.2         138.2

RESERVES:
     Reserves for divested businesses.......................   $ 212.9         $ (73.6)      $ (15.8)      $ 123.5


                                FOR THE YEAR 1996

                                                                            Additions/(deductions)
                                                                            ----------------------
                                                                              Charged/
                                                               Balance at   (credited) to                  Balance
                                                               beginning      costs and       Other         at end
                        Description                            of period      expenses        net *       of period
                        -----------                            ---------      --------        -----       ---------
VALUATION AND QUALIFYING ACCOUNTS DEDUCTED FROM ASSETS:
     Allowances for notes and accounts receivable...........  $   12.9        $    4.9      $   (6.3)     $   11.5
     Allowances for long-term receivables...................      24.7             3.7          14.3          42.7
     Securities of divested businesses......................       3.5            --              .4           3.9
     Valuation allowance for deferred tax assets............      97.7           (25.3)         --            72.4

RESERVES:
     Reserves for divested businesses.......................  $  366.7        $ (105.7)     $  (48.1)     $  212.9

* Consists of additions and deductions applicable to businesses acquired, disposals of businesses, bad debt write-offs, foreign currency translation, reclassifications (including the deconsolidation of amounts relating to discontinued operations) and miscellaneous other adjustments.

                                   EXHIBIT 12

                       W. R. GRACE & CO. AND SUBSIDIARIES
              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND
            COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS (a)
                          (in millions, except ratios)
                                   (Unaudited)

                                                                                 Years Ended December 31, (c)
                                                             -------------------------------------------------------------
                                                              1998 (D)      1997 (e)     1996 (f)    1995 (g)     1994 (h)
                                                             ---------     ---------    ---------    ---------    --------


Net (loss)/income from continuing operations..............     $(145.7)      $  88.2      $ 112.9     $(324.8)     $(185.4)
    Add/(deduct):
    (Benefit from)/provision for income taxes.............       (69.0)         55.2         70.4      (192.4)      (120.9)

    Equity in unremitted (earnings)/losses
      of less than 50%-owned companies....................       (10.8)         (7.0)         (.4)         .8          (.6)

    Interest expense and related financing costs,
      including amortization of capitalized interest......        37.9          93.7        169.8       183.5        145.5

    Estimated amount of rental expense
      deemed to represent the interest factor.............         5.2           6.9          8.4         8.5         10.1
                                                               -------       -------      -------     -------      -------

(Loss)/income as adjusted.................................     $(182.4)      $ 237.0      $ 361.1     $(324.4)     $(151.3)
                                                               =======       =======      =======     =======      =======

Combined fixed charges and preferred stock dividends:
    Interest expense and related financing costs,
      including capitalized interest......................     $  37.8       $  98.5      $ 186.1     $ 199.2      $ 150.2

    Estimated amount of rental expense
      deemed to represent the interest factor.............         5.2           6.9          8.4         8.5         10.1
                                                               -------       -------      -------     -------      -------

Fixed charges.............................................        43.0         105.4        194.5       207.7        160.3

Preferred stock dividend requirements (b).................          --            --           .6          .5           .5
                                                               -------       -------      -------     -------      -------

Combined fixed charges and preferred
    stock dividends.......................................     $  43.0       $ 105.4      $ 195.1     $ 208.2      $ 160.8
                                                               =======       =======      =======     =======      =======

Ratio of earnings to fixed charges........................         (I)          2.25         1.86       (i)          (i)
                                                               =======       =======      =======     =======      =======

Ratio of earnings to combined fixed charges and
    preferred stock dividends.............................         (I)          2.25         1.85       (i)          (i)
                                                               =======       =======      =======     =======      =======

(a) Grace's preferred stocks were retired in 1996; see Note 1 to the Consolidated Financial Statements.
(b) For each period with an income tax provision, the preferred stock dividend requirements have been increased to an amount representing the pretax earnings required to cover such requirements based on Grace's effective tax rate.
(c)  Certain amounts have been restated to conform to the 1998 presentation.
(d) Includes a pretax provision of $376.1 for asbestos-related liabilities and insurance coverage; $21.0 relating to restructuring costs and asset impairments, offset by a pretax gain of $38.2 for the receipt of insurance proceeds related to environmental matters, partially offset by a charge to reflect a change in the environmental remediation strategy for a particular site.
(e) Includes a pretax gain of $103.1 on sales of businesses, offset by a pretax provision of $47.8 for restructuring costs and asset impairments.
(f) Includes a pretax gain of $326.4 on sales of businesses, offset by pretax provisions of $229.1 for asbestos-related liabilities and insurance coverage and $34.7 for restructuring costs and asset impairments.
(g) Includes pretax provisions of $275.0 for asbestos-related liabilities and insurance coverage; $151.3 relating to restructuring costs, asset impairments and other activities; $77.0 for environmental liabilities at former manufacturing sites; and $30.0 for corporate governance activities.
(h) Includes a pretax provision of $316.0 relating to asbestos-related liabilities and insurance coverage.
(i) As a result of the losses incurred for the years ended December 31, 1998, 1995 and 1994, Grace was unable to fully cover the indicated fixed charges.