Form 10-Q
period 1999-03-31
W R GRACE & CO
filed 1999-05-17
CIK 1045309

-------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1999


                         Commission File Number 1-13953

                                W. R. GRACE & CO.



                        Delaware                             65-0773649
             ------------------------                    ----------------
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

                Yes   X                    No
                    ------                    -------


         69,149,622 shares of Common Stock, $.01 par value, were outstanding at May 5, 1999.



--------------------------------------------------------------------------------

                       W. R. GRACE & CO. AND SUBSIDIARIES

                               Table of Contents


                                                              Page No.
                                                              --------

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements - Unaudited

           Consolidated Statement of Operations                   I - 1

           Consolidated Statement of Cash Flows                   I - 2

           Consolidated Balance Sheet                             I - 3

           Consolidated Statement of Shareholders' Equity         I - 4

           Notes to Consolidated Financial Statements        I - 5 to I - 12

Item 2.    Management's Discussion and Analysis of

           Results of Operations and Financial Condition    I - 13 to I - 20

Item 3.    Quantitative and Qualitative Disclosure About
           Market Risk                                           I - 20



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

                                           PART 1. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

-------------------------------------------------------------------------------------------------------
W. R. GRACE & CO. AND SUBSIDIARIES                                              THREE MONTHS ENDED
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)                                    MARCH 31,
----------------------------------------------------------------------------------------- -------------
Dollars in millions, except per share amounts                                  1999           1998
----------------------------------------------------------------------------------------- -------------

Sales and revenues.......................................................      $ 345.4       $ 340.8
Other income.............................................................         12.7           7.8
                                                                               -------      ---------

     TOTAL...............................................................        358.1         348.6
                                                                               -------      ---------
Cost of goods sold and operating expenses................................        208.8         209.6
Selling, general and administrative expenses.............................         75.4          80.6
Depreciation and amortization............................................         23.0          21.8
Interest expense and related financing costs.............................          3.8           6.8
Research and development expenses........................................         11.1          10.4
Provision for restructuring..............................................          4.3            --
                                                                               -------      ---------

     Total...............................................................        326.4         329.2
                                                                               -------      ---------
     INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES...............         31.7          19.4
Provision for income taxes...............................................         11.7           7.6
                                                                               -------      ---------
     INCOME FROM CONTINUING OPERATIONS...................................         20.0          11.8
Loss from discontinued operations........................................           --          (2.6)
                                                                               -------      ---------
     INCOME BEFORE EXTRAORDINARY ITEM....................................         20.0           9.2
Extraordinary item - loss from extinguishment of debt, net of tax........           --         (35.2)
                                                                               -------      ---------

     NET INCOME/(LOSS)...................................................       $ 20.0       $ (26.0)
                                                                                ======       =======
-------------------------------------------------------------------------- -------------- -------------

Basic earnings per share:
     Continuing operations...............................................        $ .28        $  .16
     Net income/(loss)...................................................        $ .28        $ (.35)

Diluted earnings per share:
     Continuing operations...............................................        $ .27        $  .15
     Net income/(loss)...................................................        $ .27        $ (.32)

-----------------------------------------------------------------------------------------------------




     The Notes to Consolidated Financial Statements are integral to these statements.

----------------------------------------------------------------------------------------------- -----------------------------
W. R. GRACE & CO. AND SUBSIDIARIES                                                                   THREE MONTHS ENDED
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)                                                         MARCH 31,
----------------------------------------------------------------------------------------------- -------------- -------------
In millions                                                                                          1999            1998
----------------------------------------------------------------------------------------------- --------------- ---------------
OPERATING ACTIVITIES

Income from continuing operations before income taxes.....................................           $ 31.7           $ 19.4
Reconciliation to cash provided by/(used for) operating activities:

     Depreciation and amortization........................................................             23.0             21.8
     Provision for restructuring..........................................................              4.3               --
     Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency exchange:
         Increase in notes and accounts receivable, net...................................             (4.2)           (28.0)
         Increase in inventories..........................................................             (8.8)            (3.2)
         Decrease in other current assets due to sales of accounts receivable.............             40.7               --
         Proceeds from asbestos-related insurance settlements.............................             13.1             13.8
         Expenditures for asbestos-related litigation.....................................            (25.6)          (167.8)
         Decrease in accounts payable.....................................................             (6.7)           (13.1)
         Decrease in accrued liabilities..................................................            (21.5)          (106.6)
         Other............................................................................            (28.5)           (31.8)
                                                                                                    -------           -------
     NET PRETAX CASH PROVIDED BY/(USED FOR) OPERATING ACTIVITIES
         OF CONTINUING OPERATIONS.........................................................             17.5           (295.5)
Net pretax cash (used for)/provided by operating activities of discontinued operations....            (10.4)            21.2
                                                                                                    -------           -------
     NET PRETAX CASH PROVIDED BY/(USED FOR) OPERATING ACTIVITIES..........................              7.1           (274.3)
Income taxes paid, net of refunds.........................................................            (20.6)            15.5
                                                                                                    -------           -------

     NET CASH USED FOR OPERATING ACTIVITIES...............................................            (13.5)          (258.8)
                                                                                                    -------           -------

INVESTING ACTIVITIES
Capital expenditures......................................................................            (17.0)           (16.7)
Businesses acquired in purchase transactions, net of cash acquired........................              (.5)               --
Net investing activities of discontinued operations.......................................               --            (14.3)
Proceeds from disposal of assets..........................................................             20.4               --
Other.....................................................................................               --               .5
                                                                                                    -------           -------
     NET CASH PROVIDED BY/(USED FOR) INVESTING ACTIVITIES.................................              2.9            (30.5)
                                                                                                    -------           -------

FINANCING ACTIVITIES
Repayments of borrowings having original maturities in excess of three months.............               --             (5.4)
Net increase/(repayments) of borrowings having original maturities of three months or less             22.3           (326.4)
Exercise of stock options.................................................................               .8             41.9
Net financing activities of discontinued operations.......................................               --          1,256.6
Purchase of treasury stock................................................................            (26.0)              --
                                                                                                    -------           -------
     NET CASH (USED FOR)/PROVIDED BY FINANCING ACTIVITIES.................................             (2.9)           966.7
                                                                                                    -------           -------

Effect of exchange rate changes on cash and cash equivalents..............................             (1.9)             (.9)
                                                                                                    -------           -------
     (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS.....................................           $(15.4)          $676.5
                                                                                                     =======          ======

--------------------------------------------------------------------------------------------------------------------------------

         The Notes to Consolidated Financial Statements are integral to these statements.

W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------------------- --------------- ------------------
                                                                                              March 31, 1999  December 31, 1998
Dollars in millions, except par value
--------------------------------------------------------------------------------------------- --------------- ------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents...............................................................            $ 49.9           $ 65.3
Notes and accounts receivable, net......................................................             199.6            196.9
Inventories.............................................................................             135.5            130.1
Asbestos-related insurance receivable...................................................              80.4             66.7
Deferred income taxes...................................................................              80.2             81.0
Other current assets....................................................................              42.6             85.6
                                                                                                    ------           ------
     TOTAL CURRENT ASSETS...............................................................             588.2            625.6

Properties and equipment, net of accumulated depreciation and
        amortization of $864.5 (1998 - $879.1)..........................................             630.1            661.4
Goodwill, less accumulated amortization of $10.4 (1998 - $9.8)..........................              36.5             37.8
Asbestos-related insurance receivable...................................................             349.9            376.3
Deferred income taxes...................................................................             402.4            406.9
Other assets............................................................................             483.0            469.8
                                                                                                    ------           ------
     TOTAL ASSETS.......................................................................          $2,490.1         $2,577.8
                                                                                                  ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt.........................................................................           $ 130.8           $ 80.6
Accounts payable........................................................................             117.8            123.7
Income taxes............................................................................             124.2            135.3
Liability for asbestos-related litigation...............................................             138.4             93.0
Other current liabilities...............................................................             225.3            255.6
                                                                                                    ------           ------
     TOTAL CURRENT LIABILITIES..........................................................             736.5            688.2

Long-term debt..........................................................................               8.1             32.8
Deferred income taxes...................................................................              23.3             24.5
Noncurrent liability for asbestos-related litigation....................................           1,030.1          1,101.1
Other liabilities.......................................................................             617.2            643.6
                                                                                                    ------           ------
     TOTAL LIABILITIES..................................................................           2,415.2          2,490.2
                                                                                                    ------           ------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock issued, par value $.01.....................................................                .7               .7
Paid in capital.........................................................................             382.3            409.3
Retained earnings.......................................................................            (197.1)          (157.6)
Deferred compensation trust.............................................................               (.5)             (.8)
Treasury stock, at cost:  1,730,400 common shares (1998 - 5,149,100)....................             (22.6)           (83.1)
Accumulated other comprehensive loss....................................................             (87.9)           (80.9)
                                                                                                    ------           ------
     TOTAL SHAREHOLDERS' EQUITY.........................................................              74.9             87.6
                                                                                                    ------           ------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................................          $2,490.1         $2,577.8
                                                                                                  ========         ========
----------------------------------------------------------------------------------------------------------------------------


     The Notes to Consolidated Financial Statements are integral to these statements.

W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated
                                                                   Deferred                 Other         Total
                                  Common    Paid in   Retained   Compensation  Treasury  Comprehensive Shareholders' Comprehensive
In millions                        Stock    Capital   Earnings      Trust       Stock    Income/(Loss)    Equity     Income/(Loss)
--------------------------------- -------- ---------- ---------- ------------- --------- ------------- ------------- --------------

BALANCE, DECEMBER 31, 1997......    $ .7     $563.4    $ 108.3       $ (5.7)     $ --      $(198.8)     $ 467.9           $  --
Net loss........................      --         --      (26.0)          --        --            --       (26.0)          (26.0)
Separation of Packaging
  Business......................      --     (233.8)     (82.3)          .5        --         119.2      (196.4)             --
Issuance of shares under
 stock plans....................      .1       64.1         --           .1        --            --        64.3              --
Reclassification of assets in
  deferred compensation trust...      --         --         --          4.2        --            --         4.2              --
Foreign currency translation
 adjustment ....................      --         --         --           --        --         (12.4)      (12.4)          (12.4)
Minimum pension liability
 adjustment.....................      --         --         --           --        --          (9.9)       (9.9)           (9.9)
                                    ----     ------      -----        -----      ----       -------     -------         -------
BALANCE, MARCH 31, 1998.........    $ .8     $393.7      $  --        $ (.9)     $ --       $(101.9)    $ 291.7         $ (48.3)
                                    ====     ======      =====        =====      ====       =======     =======         =======


BALANCE, DECEMBER 31, 1998......    $ .7     $409.3    $(157.6)       $ (.8)   $(83.1)       $(80.9)     $ 87.6         $    --
Net income......................      --         --       20.0           --        --            --        20.0             20.0
Purchase of common stock........      --         --         --           --     (27.9)           --       (27.9)             --
Retirement of treasury stock....      --      (28.9)     (59.5)          --      88.4            --          --              --
Issuance of shares under stock
 plans..........................      --        1.9         --           .3        --            --         2.2              --
Unrealized gain on security.....      --         --         --           --        --           8.1         8.1             8.1
Foreign currency translation
 adjustment ....................      --         --         --           --        --         (15.1)      (15.1)          (15.1)
                                    ----     ------      -----        -----      ----       -------     -------         -------
BALANCE, MARCH 31, 1999.........    $ .7     $382.3    $(197.1)       $ (.5)   $(22.6)       $(87.9)     $ 74.9           $13.0
                                    ====     ======    =======        ======   ======        ======      ======           =====
----------------------------------------------------------------------------------------------------------------------------


         The Notes to Consolidated Financial Statements are integral to these statements.

                       W. R. GRACE & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                (Dollars in millions, except per share amounts)


1. CHANGE IN ORGANIZATION AND BASIS OF PRESENTATION

Grace is primarily engaged in specialty chemicals businesses on a worldwide basis. These businesses consist of catalysts and silica-based products (Grace Davison), specialty construction chemicals and building materials (Grace Construction Products) and container sealants and coatings (Darex Container Products). Grace also owns businesses and investments involved in health care services and other products and services. Grace has classified certain other businesses as discontinued operations.

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

For further information, see Old Grace's Joint Proxy Statement/Prospectus dated February 13, 1998, the Company's Information Statement dated February 13, 1998, Notes 1 and 3 to the Consolidated Financial Statements in Grace's Annual Report on Form 10-K for 1998 (1998 10-K), and Note 3 below.

Basis of Presentation


The interim Consolidated Financial Statements in this Report are unaudited and should be read in conjunction with the Consolidated Financial Statements in the 1998 10-K. Such interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature. Certain amounts in the Consolidated Financial Statements for prior periods have been reclassified to conform to the current period's basis of presentation.


The results of operations for the three month interim period ended March 31, 1999 are not necessarily indicative of the results of operations for the year ending December 31, 1999.


2. ASBESTOS AND RELATED INSURANCE LITIGATION

Grace is a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products and expects that it will be named as a defendant in additional asbestos-related lawsuits in the future. Grace was a defendant in approximately 45,800 asbestos-related lawsuits on March 31, 1999 (13 involving claims for property damage and the remainder involving approximately 98,100 claims for personal injury), as compared to approximately 45,100 lawsuits on December 31, 1998 (14 involving claims for property damage and the remainder involving approximately 97,000 claims for personal injury).

Property Damage Litigation

Through March 31, 1999, 140 asbestos property damage cases were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in seven cases for a total of $60.3; and 201 property damage cases were settled for a total of $588.1. Property damage case activity for the three months ended March 31, 1999 was as follows:

-----------------------------------------------------------------
Cases outstanding, December 31, 1998................  14
New cases filed.....................................  --
Settlements.........................................  (1)
Dismissals..........................................  --
                                                    -----
     Cases outstanding, March 31, 1999..............  13
                                                    =====
-----------------------------------------------------------------

Personal Injury Litigation

Through March 31, 1999, approximately 13,700 asbestos personal injury lawsuits involving 31,200 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 45,200 lawsuits involving 114,800 claims were disposed of (through settlements and judgments) for a total of $366.4. Personal injury claim activity for the three months ended March 31, 1999 was as follows:


-----------------------------------------------------------------

Claims outstanding, December 31, 1998.............    97,017
New claims........................................     7,614
Settlements.......................................    (6,086)
Dismissals........................................      (458)
Judgments.........................................        (2)
                                                      ------
     Claims outstanding, March 31, 1999...........    98,085
                                                      ======
-----------------------------------------------------------------

Asbestos-Related Liability

Based upon, and subject to, the factors discussed in Note 2 to the Consolidated Financial Statements in the 1998 10-K, Grace's estimate of its probable liability with respect to the defense and disposition of asbestos property damage and personal injury cases and claims as of the respective date, as well as the defense and disposition of personal injury cases and claims expected to be filed through 2039, was as follows on March 31, 1999 and December 31, 1998:

----------------------------------------------------------- ------------------
                                             MARCH 31,         December 31,
                                               1999               1998
----------------------------------------------------------- ------------------
Current liability for asbestos-related
 litigation.................................   $ 138.4             $ 93.0
Noncurrent liability for asbestos-related
 litigation.................................   1,030.1            1,101.1
                                               -------            -------
     Total asbestos-related liability.......  $1,168.5           $1,194.1
                                              ========           ========
----------------------------------------------------------- ------------------

Asbestos-Related Insurance Receivable

Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. Activity in Grace's notes receivable from insurance carriers and asbestos-related insurance receivable during the three months ended March 31, 1999 was as follows:

-------------------------------------------------------------------------------

NOTES RECEIVABLE
Notes receivable from insurance carriers
 on December 31, 1998, net of discount of $2.3.........        $ 18.0
Proceeds received under asbestos-related
 insurance settlements.................................          (2.2)
Current period amortization of discount................            .4
                                                              -------
     Notes receivable from insurance carriers
        on March 31, 1999, net of discount of $1.9.....          16.2
                                                              -------

INSURANCE RECEIVABLE
Asbestos-related insurance receivable on
 December 31, 1998.....................................        425.0
Proceeds received under asbestos-related
 insurance settlements.................................        (10.9)
                                                             --------
     Asbestos-related insurance receivable
       on March 31, 1999.............................          414.1
                                                             --------

     Total amounts due from insurance carriers.......         $430.3
                                                             =======

-------------------------------------------------------------------------------

Insurance Litigation

Grace's ultimate exposure with respect to its asbestos-related cases and claims will depend on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlements, and litigation costs. In Grace's opinion, it is probable that recoveries from its insurance carriers (including amounts reflected in the receivable discussed above), along with other funds, will be available to satisfy the property damage and personal injury cases and claims pending at March 31, 1999, as well as personal injury claims expected to be filed through 2039. Consequently, Grace believes that the resolution of its asbestos-related litigation will not have a material adverse effect on its consolidated financial position.

For additional information, see Note 2 to the Consolidated Financial Statements in the 1998 10-K.


3. DISCONTINUED OPERATIONS

Packaging Business Transaction


As discussed in Note 1, the Spin-off and the Merger were completed on March 31, 1998. Prior to the Spin-off and the Merger, Old Grace and a Packaging Business subsidiary borrowed $1,258.8 (inclusive of $2.2 of bank fees) and made a cash transfer of $1,256.6 to Grace, which used the transferred funds to repay substantially all of Grace's debt (see Note 5). The borrowed funds are shown as a net financing activity of discontinued operations in the Consolidated Statement of Cash Flows in this Report. In the Merger and a related recapitalization, for each Old Grace common share outstanding at the close of trading on March 31, 1998, each shareholder received .536 shares of New Sealed Air common stock and .475 shares of New Sealed Air convertible preferred stock. Upon the completion of the Spin-off and the Merger, the shareholders of Old Grace owned (a) 100% of the specialty chemicals businesses (through their ownership of 100% of the Company's outstanding shares) and (b) approximately 63% of New Sealed Air, on a fully diluted basis.


The Packaging Business transaction resulted in an adjustment to shareholders' equity of $196.4, representing Grace's investment in the Packaging Business less the $1,258.8 of borrowings discussed above.

The Packaging Business transaction required the Company to split certain pension plans and recognize a net curtailment loss for other plans. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits," the Company recognized a net pretax loss of $8.4 for the three months ended March 31, 1998 in connection with these plans. This net pretax loss is included in "Loss from discontinued operations" in the Consolidated Statement of Operations in this Report.

Financial Information for Discontinued Operations

Results of discontinued operations for the three months ended March 31, 1999 and 1998 were as follows:

--------------------------------------------  --------------------------------
                                                 Three Months Ended March 31,
                                                   1999                 1998
--------------------------------------------  ----------------- --------------
Sales and revenues.........................        $  --              $ 431.2
                                                   -----              -------
Income from operations before taxes (1)....           --                  6.2
Income tax provision.......................           --                  8.8
                                                   -----              -------
     Loss from discontinued operations.....        $  --               $ (2.6)
                                                   =====               =======

Basic loss per share from discontinued
 operations................................        $  --               $ (.04)
Diluted loss per share from discontinued
 operations................................        $  --               $ (.04)

-------------------------------------------- -----------------------------------

(1) Reflects allocated interest expense of $13.3 ($8.7 after-tax) for the three months ended March 31, 1998, based on the ratio of the net assets of the Packaging Business compared to Grace's total capital. Results for the three months ended March 31, 1998 also include $32.6 ($28.3 after-tax) of costs related to the Packaging Business transaction and $8.4 ($5.5 after-tax) for a related pension plan curtailment loss, discussed above.


The operating results of Grace's other discontinued operations have been charged against previously established reserves and are not reflected in the above results. The total assets and liabilities of Grace's remaining discontinued operations (excluding intercompany balances) were $10.8 and $2.4, respectively, on March 31, 1999 and were $10.9 and $2.6, respectively, on December 31, 1998, and are included in other current assets in the Consolidated Balance Sheet in this Report.

4. OTHER BALANCE SHEET ITEMS

------------------------------------------------- ---------------- -------------
                                                    March 31,       December 31,
                                                       1999             1998
------------------------------------------------- ---------------- -------------
INVENTORIES
Raw materials....................................      $ 45.3            $ 43.2
In process.......................................        11.6              11.3
Finished products................................        82.9              77.9
General merchandise..............................        21.4              23.3
Less: Adjustment of certain inventories
 to a last-in/first-out (LIFO) basis.............       (25.7)            (25.6)
                                                        -----             -----
                                                      $ 135.5           $ 130.1
                                                      =======           =======

------------------------------------------------- ---------------- -------------
------------------------------------------------- ---------------- -------------

OTHER ASSETS
Prepaid pension costs............................     $ 261.1           $ 256.1
Deferred charges.................................        47.9              49.8
Long-term receivables, less allowances
 of $17.7 (1998 - $17.1).........................        40.3              40.5
Long-term investments............................       105.7              88.1
Patents, licenses and other intangible assets....        28.0              35.3
                                                        -----             -----
                                                      $ 483.0           $ 469.8
                                                      =======           =======

------------------------------------------------- ---------------- -------------
------------------------------------------------- ---------------- -------------

OTHER CURRENT LIABILITIES
Reserves for divested businesses.................      $ 63.7            $ 76.4
Accrued compensation.............................        24.5              30.6
Restructuring reserves...........................        33.1              33.3
Environmental reserves...........................        31.6              37.5
Accrued interest.................................         4.5               5.4
Other accrued liabilities........................        67.9              72.4
                                                        -----             -----
                                                      $ 225.3           $ 255.6
                                                      =======           =======

------------------------------------------------- ---------------- -------------
------------------------------------------------- ---------------- -------------

OTHER LIABILITIES
Other postretirement benefits....................     $ 209.4           $ 211.3
Environmental reserves...........................       199.2             203.0
Pension benefits.................................       136.8             141.8
Deferred compensation............................        31.9              42.9
Long-term self insurance reserve.................        21.4              21.4
Other accrued liabilities........................        18.5              23.2
                                                        -----             -----
                                                      $ 617.2           $ 643.6
                                                      =======           =======
--------------------------------------------------------------------------------


5. DEBT / EXTRAORDINARY ITEM

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

On March 31, 1999 and December 31, 1998, the Company's short-term and long-term debt was as follows:

--------------------------------------------- ------------------ ---------------
                                                  MARCH 31,        December 31,
                                                     1999              1998
--------------------------------------------- ------------------ ---------------
SHORT-TERM DEBT
Bank borrowings.............................         $101.2            $ 75.0
Current maturities of long-term debt........           24.7                --
Other short-term borrowings.................            4.9               5.6
                                                     ------            ------
                                                     $130.8            $ 80.6
                                                     ======            ======

LONG-TERM DEBT
8.0% Notes Due 2004.........................         $  5.7             $ 5.7
7.4% Notes Due 2000.........................             --              24.7
7.75% Notes Due 2002........................            2.0               2.0
Sundry indebtedness.........................             .4                .4
                                                     ------            ------
                                                     $  8.1            $ 32.8
                                                     ======            ======

--------------------------------------------------------------------------------


In May 1999, Grace entered into a new $250.0 credit facility replacing the existing $600.0 facility under a 364-day credit agreement expiring May 2000. The existing $250.0 long-term facility expiring in May 2003 continues in effect.

6. SHAREHOLDERS' EQUITY

The Company is authorized to issue 300,000,000 shares of common stock. Of the common stock unissued on March 31, 1999, approximately 16,763,000 shares were reserved for issuance pursuant to stock options and other stock incentives.

In April 1998, the Company's Board of Directors approved a program to repurchase up to 20% of the Company's outstanding shares in the open market (approximately 15,165,000 shares). Through March 31, 1999, the Company had acquired 7,207,200 shares of common stock for $111.0 under the program (an average price per share of $15.40). Cash payments for settled share repurchases were $108.2 through March 31, 1999. In January 1999, Grace retired 5,476,800 shares of treasury stock at a cost of $88.4, which is reflected in the Consolidated Statement of Shareholders' Equity in this Report.

For additional information, see Note 12 to the Consolidated Financial Statements in the 1998 10-K.

7. EARNINGS PER SHARE

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share from continuing operations for the three months ended March 31, 1999 and 1998:

--------------------------------------------- -------------------------------
                                                 Three Months Ended March 31,
(shares in millions)                                    1999             1998
--------------------------------------------- ----------------- -------------
NUMERATOR:
     Income from continuing operations.......          $20.0            $11.8
                                                       =====            =====
DENOMINATOR:
     Weighted average common shares
      - Basic calculation....................           71.7             75.1

Effect of dilutive securities:
     Employee compensation-related shares....            3.0              6.5
                                                         ---              ---

Weighted average common shares - diluted
     calculation.............................           74.7             81.6
                                                        ====             ====

BASIC EARNINGS PER SHARE.....................          $ .28            $ .16
                                                       =====            =====

DILUTED EARNINGS PER SHARE...................          $ .27            $ .15
                                                       =====            =====
----------------------------------------------------------------------------

In the first quarter of 1999 and in 1998, the Company granted a total of 38,500 and 246,933 shares, respectively, of the Company's common stock to certain executives, subject to various restrictions. For more information, see the Form of Restricted Share Award Agreements filed with the Company's Form 10-Q for the quarter ended March 31, 1998.


8.  COMPREHENSIVE INCOME/(LOSS)

The tables below present the pretax, tax and after-tax components of the Company's Other Comprehensive Income/(Loss) for the three months ended March 31, 1999 and 1998:

----------------------------------------------------------------------------------------------
                                                                   Tax
Other Comprehensive Income/(Loss)               Pretax         (Expense)/     After-Tax Amount
Three Months Ended March 31, 1999               Amount           Benefit
------------------------------------------ ---------------- ----------------- ----------------
Unrealized gain on security:
    Unrealized holding gains
     arising during period...............      $ 15.1            $ (5.3)            $9.8
    Reclassification adjustment
     for gains realized in net income....        (2.6)               .9             (1.7)
                                                 ----            ------           ------
Net unrealized gains.....................        12.5              (4.4)             8.1
Foreign currency translation
     adjustments.........................       (15.1)               --            (15.1)
                                                 ----            ------           ------
Other comprehensive loss.................       $(2.6)           $ (4.4)          $ (7.0)
                                                =====            ======           ======
------------------------------------------ ---------------- ----------------- ----------------

------------------------------------------ ---------------- ----------------- ----------------
                                                                   Tax
Other Comprehensive Income/(Loss)               Pretax         (Expense)/     After-Tax Amount
Three Months Ended March 31, 1998               Amount           Benefit
------------------------------------------ ---------------- ----------------- ----------------

Foreign currency translation adjustments.      $(12.4)             $ --           $(12.4)
Minimum pension liability adjustment.....       (15.2)              5.3             (9.9)
                                                 ----            ------           ------
Other comprehensive loss.................      $(27.6)            $ 5.3           $(22.3)
                                               ======             =====           ======
------------------------------------------ ---------------- ----------------- ----------------

9.  BUSINESS SEGMENT INFORMATION

The table below presents information related to Grace's business segments for the three months ended March 31, 1999 and 1998.

---------------------------------------- ----------------------------------
                                            Three Months Ended March 31,
                                               1999             1998
---------------------------------------- ----------------- ----------------
SALES AND REVENUES
     Grace Davison......................      $ 171.9          $ 176.2
     Grace Construction Products........        114.4            103.3
     Darex Container Products...........         59.1             61.3
                                              -------          -------
TOTAL...................................      $ 345.4          $ 340.8
                                              =======          =======

PRETAX OPERATING INCOME
     Grace Davison......................       $ 21.7           $ 24.4
     Grace Construction Products........         10.2              4.8
     Darex Container Products...........          6.6              6.7
                                               ------           ------
TOTAL...................................       $ 38.5           $ 35.9
                                               ======           ======

---------------------------------------- ----------------- ----------------

The table below presents information related to the geographic areas in which Grace operated for the three months ended March 31, 1999 and 1998:

-------------------------------------- ----------------------------------
                                          Three Months Ended March 31,
                                             1999             1998
-------------------------------------- ----------------- ----------------

SALES AND REVENUES
     North America....................      $ 173.1          $ 177.6
     Europe...........................        105.7             92.9
     Latin America....................         19.5             19.8
     Asia Pacific.....................         47.1             50.5
                                            -------          -------

TOTAL.................................      $ 345.4          $ 340.8
                                            =======          =======

-------------------------------------------------------------------------------

The pretax operating income of Grace's business segments for the three months ended March 31, 1999 and 1998 is reconciled below to amounts presented in the Consolidated Statement of Operations.

----------------------------------------- ----------------------------------
                                             Three Months Ended March 31,
                                                1999             1998
----------------------------------------- ----------------- ----------------

Pretax operating income - operating
 segments................................         $ 38.5           $ 35.9
Interest expense and related
 financing costs.........................           (3.8)            (6.8)
Interest income..........................             .6              1.1
Corporate expense........................          (12.5)           (10.0)
Other, net...............................            8.9              (.8)
                                                  -------         --------
     Income from continuing
       operations before income taxes....         $ 31.7           $ 19.4
                                                  ======           ======

-------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion includes projections and/or other "forward-looking" information. Grace is subject to risks and other uncertainties that could cause its actual results to differ materially from any such projections or that could cause other forward-looking information to prove incorrect. For a discussion of such risks and uncertainties, see "Introduction and Overview - Projections and Other Forward-Looking Information" in Item 1 of Grace's 1998 Annual Report on Form 10-K ("1998 10-K").

OVERVIEW

FIRST QUARTER 1999 AS COMPARED TO FIRST QUARTER 1998

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

Sales and revenues of Grace's segments increased 1.3% to $345.4 million in the first quarter of 1999. Excluding the effect of currency translation, sales increased 0.8%. Weak refinery demand for fluid cracking catalysts (FCC) in North America and Asia Pacific was offset by particularly strong Grace Construction Products sales, resulting from the continued success of its new and value-added products and strong construction activity.

Earnings

Grace reported income from continuing operations of $20.0 million, or $0.27 diluted earnings per share, up from $11.8 million ($0.15 diluted earnings per share) in 1998.

Pretax income from continuing operations was $31.7 million, up from $19.4 million in 1998. In December 1998, Grace implemented a productivity effectiveness program, designed to increase the Company's overall administrative and operating effectiveness, thereby reducing costs.

In the first quarter of 1999, cost of goods sold and operating expenses as well as selling, general and administrative expenses were reduced as a result of these productivity initiatives. In addition, general and administrative expenses declined $2.8 million due to Grace's divestment of the assets of its Circe Biomedical business in January 1999. In first quarter 1998, selling expenses included a $1.0 million charge for workforce reductions within Grace Construction Products' manufacturing and sales organization in Europe.

Included in the first quarter 1999 results was a pretax gain on the sale of the corporate aircraft of $4.4 million.

Interest expense and related financing costs for continuing operations were $3.8 million, down from $6.8 million in 1998. Including the interest expense and related financing costs allocated to discontinued operations in first quarter 1998, total interest costs amounted to $20.1 million in that period. While the average interest rate improved approximately 80 basis points, most of the decline in interest expense was due to lower average debt levels as a result of using the $1,256.6 million cash transfer related to the Spin-off and Merger to pay down substantially all of Grace's debt (see Note 5 of this Report).

In the first quarter of 1999, Grace recorded a pretax charge of $4.3 million for incremental restructuring costs for severance related to the productivity effectiveness program implemented in December 1998. This charge included $2.8 million of severance costs in connection with the relocation of Grace's headquarters from Boca Raton, Florida to Columbia, Maryland, and the consolidation of certain administrative functions in Columbia. The remainder of such charge related to Grace's three operating segments as discussed below.

Grace's effective tax rate was 37.0%, down from 39.0% in 1998. The decrease in the tax rate was due to a reorganization of certain Grace foreign operations resulting in lower foreign taxes.

Included in the 1998 first quarter net loss of $26.0 million, were a loss from discontinued operations of $2.6 million and a loss from extinguishment of debt of $35.2 million (see Note 5 of this Report).


GRACE DAVISON

FIRST QUARTER 1999 AS COMPARED TO FIRST QUARTER 1998

Sales

Grace Davison is a leading global supplier of catalysts and silica products. Refining catalysts, representing approximately 58% of Davison's annual total sales, include fluid cracking catalysts (FCC) used by petroleum refiners to convert distilled crude oil into transportation fuels and other petroleum-based products, and hydroprocessing catalysts, which upgrade heavy oils and remove certain impurities. Silica products and adsorbents (28% of Davison sales) are used in a wide variety of industrial and consumer applications. Polyolefin catalysts (11% of Davison sales) are essential components in the manufacture of polyethylene resins used in products such as plastic film, high performance plastic pipe and plastic household containers.


Grace Davison's sales and revenues were $171.9 million, a 2.5% decline from 1998. Excluding the impact of currency translation, sales declined 4.2% reflecting unfavorable price/mix of 2.6%, coupled with volume declines of 1.6%.

The following discussion of Grace Davison sales excludes the effect of currency translation.


     Refining catalyst sales decreased 8.9% as a result of volume declines in North America and Asia Pacific. The impacts of reduced refinery usage and heavy refinery turnaround activity in North America, and the loss of a customer in Asia Pacific were partially offset by volume gains in Europe.


     Polyolefin catalyst sales increased 4.6% due to strong volume growth of 14.2%. Double-digit volume growth in North America and Europe was partially offset by unfavorable product mix and pricing pressures.


     Silicas and adsorbent sales were essentially flat due to volume gains of 6.0% offset by unfavorable price/mix of 5.8%. In North America and Europe, pricing pressures for insulated glass molecular sieves were offset by volume growth in coatings, dentrifrice, and food and beverage products.


Earnings

Grace Davison's pretax operating income of $21.7 million decreased 10.9% from 1998. Gross margin decreased $2.9 million, reflecting the decline in sales (primarily FCC) coupled with unfavorable product mix. Cost reductions, resulting from productivity initiatives, were realized in direct manufacturing costs as well as operating expenses. First quarter 1999 results included additional restructuring costs of $0.9 million resulting from the implementation of the productivity effectiveness program at the end of 1998. This program will reduce expenses for the remainder of 1999 and beyond.

GRACE CONSTRUCTION PRODUCTS

FIRST QUARTER 1999 AS COMPARED TO FIRST QUARTER 1998

Sales

Grace Construction Products is a leading supplier of specialty chemicals and building materials to the nonresidential (commercial and government) construction industry, and to a lesser extent, the residential construction industry. Specialty construction chemicals, which contribute approximately 58% of Grace Construction Products annual total sales, add strength, control corrosion, and enhance the handling and application of concrete. Specialty building materials prevent water damage to structures and protect structural steel against collapse due to fire.


Grace Construction Products sales and revenues were $114.4 million, a 10.7% increase over 1998. Excluding the effect of currency translation, sales increased 10.9%. Worldwide volumes increased 10.3%.

The following discussion of Grace Construction Products sales excludes the effect of currency translation.


     Specialty construction chemicals sales increased 11.1%, driven by volume increases across all regions. In North America and Europe, volumes benefited from continued penetration of value-added concrete products as well as share gains and healthy construction activity. Asia Pacific volumes increased 12.6% due to the consolidation of the results of a concrete products subsidiary in Japan, as Grace increased its ownership in a joint venture to 81% in January 1999.

     Specialty building materials sales increased 10.5% on higher volumes in North America, Europe, and Asia Pacific. Volumes benefited from favorable weather conditions in North America, steady construction activity in both North America and Europe, and increased penetration of value-added waterproofing products in Asia Pacific.


Earnings

Grace Construction Products pretax operating income of $10.2 million increased 113.8% over 1998. Gross margin increased $6.4 million compared to 1998, primarily driven by sales increases as well as margin improvements from value-added product penetration. The first quarter of 1998 included a $1.0 million charge for workforce reductions in the European waterproofing manufacturing and sales organization. First quarter 1999 results included additional restructuring costs of $0.3 million resulting from the implementation of the productivity effectiveness program at the end of 1998. This program will reduce expenses for the remainder of 1999 and beyond.



DAREX CONTAINER PRODUCTS

FIRST QUARTER 1999 AS COMPARED TO FIRST QUARTER 1998

Sales

Darex Container Products is a leading global producer of can sealants, closure sealants, coatings for metal packaging, and other related products. Can sealants, which represent approximately 52% of Darex annual total sales, hermetically seal beverage, food, and other cans; closure sealants (13% of sales) seal glass and plastic bottles and jars used in beverage and food applications; and coatings (19% of sales) protect metal packaging from corrosion and its contents from the influences of the metal.

Darex Container Products sales and revenues were $59.1 million, a 3.6% decrease from 1998. Contributing to the sales decline were the divestment of a can forming lubricants business in North America (May 1998) and the impact of currency translation. Excluding the impact of these items, sales were essentially flat.

The following discussion of Darex Container Products sales excludes the effect of currency translation.


         Can sealant sales declined 4.9% due primarily to reduced demand in North America caused by customer consolidations, and the continued economic challenges in Asia Pacific. Closure sealants sales increased 5.8%, driven by volume increases in all regions except North America. Coatings sales increased 7.9%, mainly due to increased volumes on competitive gains in Latin America.


Earnings

Darex Container Products pretax operating income of $6.6 million decreased 1.9% from 1998. Excluding the effect of currency translation, pretax operating income was up 1.6%. Continued cost containment efforts resulted in reduced operating expenses and flat gross margin, despite a decrease in sales. First quarter 1999 results included additional restructuring costs of $0.3 million resulting from the implementation of the productivity effectiveness program at the end of 1998. This program will reduce expenses for the remainder of 1999 and beyond.



DISCONTINUED OPERATIONS

PACKAGING BUSINESS

As discussed in Notes 1 and 3 to the interim Consolidated Financial Statements in this Report, the Spin-off and Merger were completed on March 31, 1998. Results from discontinued operations for the three months ended March 31, 1998 included $32.6 million ($28.3 million after-tax) of costs related to the Packaging Business transaction and $8.4 million ($5.5 million after-tax) for a related pension plan curtailment loss.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Grace's continuing operating activities provided net pretax cash of $17.5 million in the first quarter of 1999, compared to using $295.5 million in the first quarter of 1998. After giving effect to the net pretax cash provided by operating activities of discontinued operations and payments of income taxes, the net cash used by operating activities was $13.5 million in the first three months of 1999 compared to $258.8 million for the same period in 1998. The decrease from the first quarter of 1998 was primarily due to the first quarter 1999 expenditure of $12.5 million for the defense and disposition of asbestos-related litigation, net of amounts received from settlements with certain insurance carriers in connection with such litigation, as compared to the net expenditure of $154.0 million for asbestos-related litigation in the first quarter of 1998. In addition, environmental remediation payments totaled $9.7 million for the first quarter of 1999 compared to $24.4 million in the first quarter of 1998. There was also a decrease in long-term incentive compensation program disbursements of approximately $95.0 million in 1999 compared to 1998. The long-term incentive compensation program has been discontinued going forward. Future disbursements on the runoff of existing plans will total less than $5.0 million over the next two years.

The decrease in other current assets during the first quarter of 1999 of $40.7 million was due to the special purpose subsidiary (SPS) retaining a smaller interest in the pool of accounts receivable sold. The remaining balance of the retained interest held by the SPS at March 31, 1999 totaled $24.4 million. Grace has an agreement to sell, on an ongoing basis, a pool of its trade accounts receivable to a multi-seller receivables company (the "conduit") through the wholly-owned bankruptcy-remote SPS. Cash proceeds, net of remittances to the conduit for collections, received during the first quarter of 1999 were $34.6 million.

Cash flows provided by investing activities in the first quarter of 1999 were $2.9 million, compared to cash used of $30.5 million in the first quarter of 1998. The 1999 cash inflows were primarily due to $20.4 million of proceeds received from the sale of the corporate aircraft, partially offset by $17.0 million of capital expenditures. Cash used for investing activities in the first quarter of 1998 represented capital expenditures primarily related to the Grace Davison business and the discontinued Packaging Business. Grace anticipates that total 1999 capital expenditures will not exceed $100.0 million, most of which will be directed towards its operating business segments, with the remainder to be used for capital improvement costs incurred in the 1999 move of the corporate headquarters to Columbia, Maryland.

Net cash provided by financing activities in the first quarter of 1999 was minimal, as short-term borrowings of $22.3 million were used to help purchase $26.0 million of the Company's shares as part of the 1998 share repurchase program. Net cash provided by financing activities in the first quarter of 1998 was $966.7 million, primarily reflecting the cash transfer of $1,256.6 million received in connection with the Packaging Business transaction and proceeds from the exercise of employee stock options, partially offset by net repayments of borrowings.

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


On March 31, 1999, Grace had committed borrowing facilities totaling $850.0 million, consisting of $600.0 million expiring in May 1999 and $250.0 million under a long-term facility expiring May 2003. These facilities support the issuance of commercial paper and bank borrowings, of which $101.2 million was outstanding on March 31, 1999. The aggregate amount of net unused and unreserved borrowings under short-term facilities at March 31, 1999 was $748.8 million. In May 1999, Grace entered into a new $250.0 million credit facility replacing the $600.0 million facility under a 364-day credit agreement expiring May 2000. The existing $250.0 million long-term facility continues in effect.


Grace has targeted a ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization) of less than 1.0, although Grace will continue to have the flexibility to exceed this target as business needs dictate. The debt to EBITDA ratio for the three months ended March 31, 1999 was estimated at .52.

In April 1998, the Company's Board of Directors approved a program to repurchase up to 20% of the Company's outstanding shares in the open market (approximately 15,165,000 shares). Through March 31, 1999, the Company had acquired 7,207,200 shares of common stock for $111.0 million under the program (an average price per share of $15.40). Cash payments for settled share repurchases were $108.2 million through March 31, 1999.

Grace believes that cash flows generated from future operations and committed borrowing facilities will be sufficient to meet its cash requirements for the foreseeable future.

ASBESTOS-RELATED MATTERS

Through March 31, 1999, Grace paid $12.5 million for the defense and disposition of asbestos-related property damage and personal injury litigation, net of amounts received under settlements with insurance carriers. Although the total amount to be paid in 1999 with respect to asbestos-related claims (after giving effect to payments to be received from insurance carriers) cannot be precisely estimated, Grace currently expects that it will expend approximately $40.0-$70.0 million (pretax) in 1999 to defend against and dispose of such claims. The amounts, with respect to the probable cost of defending against and disposing of asbestos-related claims and probable recoveries from insurance carriers, represent estimates and are on an undiscounted basis; the outcomes of such claims cannot be predicted with certainty.


See Note 2 to the interim Consolidated Financial Statements in this Report for further information concerning asbestos-related lawsuits and claims.

ENVIRONMENTAL MATTERS

There were no significant developments relating to environmental liabilities in the first quarter of 1999.

For additional information relating to environmental liabilities, see Note 11 to the Consolidated Financial Statements in the 1998 10-K and Part II, Item 1 to this Report.

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

Grace is reviewing both its information technology ("IT") and non-information technology ("non-IT") systems for Year 2000 compliance. IT systems include hardware, infrastructure, local and wide area networks, software, application systems, electronic data exchange and interfaces. Non-IT systems cover process control and manufacturing support equipment, laboratory systems, instruments and scales, telecommunications, and facility and utility support systems. Non-IT systems include systems containing date dependent software as well as embedded date dependent chip technology. Grace is targeting to achieve Year 2000 compliance or to have an appropriate contingency plan in place for all of its critical IT and non-IT systems by mid-1999.


GRACE'S CURRENT STATE OF YEAR 2000 READINESS

Inventory

Grace has completed an inventory of its IT and non-IT systems that could potentially be affected by the Year 2000 issue for each of its business segments and Grace Corporate. All systems have been prioritized as being either critical or non-critical. A critical system is one where failure to be Year 2000 compliant may have a material adverse effect on health and safety, the environment or on Grace's financial condition or results of operations. A non-critical system is one where failure to be Year 2000 compliant could produce brief business interruptions or system failures that may be remedied promptly and that are not reasonably likely to have any such material adverse effect.

Compliance

As of March 1999, 78% of the critical items are Year 2000 compliant, 21% are non-compliant, and evaluation of the remaining items will be completed in May 1999.

For non-IT systems, Grace's most significant Year 2000 exposure is with the process control systems that control the major Grace Davison plants. Grace has commissioned the vendor that supplies approximately 80% of the primary digital control systems for all Grace Davison plants worldwide, to perform a Year 2000 analysis of such systems. The assessment results for the North American plants indicate that the hardware and the system operating and application software associated with these systems have no significant Year 2000 problems for those areas considered non-compliant. The assessment for the international plants is currently in process and will be completed in May 1999.

Grace Construction Products' facilities primarily utilize a batch process approach for manufacturing and have limited automated process controls that may be directly impacted by Year 2000 issues. Darex Container Products has more than 20 manufacturing facilities worldwide and certain facilities have automated process controls. All critical process control systems for both Grace Construction Products and Darex Container Products have been reviewed, and substantially all are Year 2000 compliant; remediation plans are in place for the noncompliant systems.

Grace has contacted its key customers and vendors (including telecommunications and utility providers, banks and governmental agencies) in an effort to ascertain their compliance status. Through March 31, 1999, 67% of key vendors and 36% of key customers had returned information on their compliance status to Grace. Grace is currently analyzing these responses and following up with those key vendors and customers who have not responded or whose responses are not adequate.

REMEDIATION AND TESTING

Grace has documented remediation (including, in certain cases, validation testing) plans in place for all non-compliant critical IT and non-IT systems and expects to have completed the remediation of all such systems by mid-1999. Remediation for non-critical systems will take place throughout 1999 and into 2000. Grace will have contingency plans in place for those non-critical systems that have not been remediated by the end of 1999.

Grace primarily uses internal resources to validate the remediation procedures as they relate to critical IT and non-IT systems. The Grace Year 2000 Project Director reviews the Grace Year 2000 effort on an on-going basis, reporting regularly to the Audit Committee of the Board of Directors of Grace.

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

Grace Davison is implementing SAP in conjunction with Grace Construction Products and Darex Container Products in Asia Pacific and Latin America, respectively. In North America and Europe, Grace Davison will not convert to SAP until after December 31, 1999. Until Grace Davison converts to SAP, it plans to install new software releases to upgrade existing systems and is contracting with outside programming services to resolve its Year 2000 issue in North America, with completion expected by June 30, 1999. In Europe, Grace Davison uses a largely internally developed software program that is now supported and maintained by a third party, to provide its business and financial systems support. Grace has contracted with such third party to provide Grace Davison with a version of system software that is Year 2000 compliant, which should be certified by June 30, 1999.

COSTS

Grace estimates as of March 31, 1999 that the total cost of its Year 2000 efforts is not expected to exceed $4.6 million, of which approximately $1.8 million has been spent to date.

This amount excludes the cost of the SAP implementation since, despite being a critical component of the Grace Year 2000 remediation effort, this was a project that was already planned and was not accelerated due to Year 2000 issues. This amount also excludes internal costs, principally the payroll costs, of IT personnel not solely devoted to the Year 2000 remediation effort. No material IT or non-IT projects were delayed due to the Grace Year 2000 remediation effort.

CONTINGENCY PLANS

Grace is developing contingency plans to cover situations where systems are not remediated on a timely basis and should have such contingency plans covering all non-compliant critical IT and non-IT systems in place by June 30, 1999. Contingency plans will also be developed for some non-critical systems that will not be tested or remediated; such contingency plans will provide for the remediation of these systems in the event that they are affected by Year 2000 issues. Contingency plans will also address key customer and vendor non-compliance for Year 2000.

RISK

If Grace fails to take appropriate remedial action, Year 2000 non-compliance could have a material adverse effect on the financial condition or results of operations of Grace. In particular, the failure of process control equipment, infrastructure such as utilities, or non-compliance by third parties could affect the ability of Grace to manufacture products and meet the demands of its customers. Also, the failure of Grace's wide area communications network could disrupt its SAP systems and financial reporting processes. However, Grace believes that the efforts being taken to ensure Year 2000 compliance outlined above, together with contingency planning, will be effective to minimize interruptions or loss of business, or environmental, health and safety risks.

The foregoing Year 2000 discussion is based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the readiness of third parties and Grace's ability to respond to unforeseen Year 2000 complications.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Grace had no outstanding interest rate swap agreements on March 31, 1999. For further information concerning Grace's quantitative and qualitative disclosures about market risk, refer to Note 10 in the Consolidated Financial Statements in the 1998 10-K.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     (a) Note 2 to the interim consolidated financial statements in Part I of this Report is incorporated herein by reference.

     (b) Reference is made to the section entitled "Environmental Proceedings" in Item 3 of Grace's 1998 10-K for information concerning a proceeding regarding a former Grace property located in Wayne, New Jersey. In 1998, Grace and the U.S. government executed a consent decree in settlement of this claim. Under the terms of the decree, Grace will pay $31.77 million to the U.S. government. Grace placed $25.77 million into an escrow account pending approval of the decree by the United States District Court in New Jersey. On April 7, 1998, the court approved the decree. Grace will pay the remaining $6 million in 2000.

Item 6.  Exhibits and Reports on Form 8-K.


     (a) Exhibits. The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q.

          12.1 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.


          27.1 Financial Data Schedule.

     (b) Reports on Form 8-K. The following Reports on Form 8-K were filed by the Company during the first quarter and to date during the second quarter of 1999.

     February 11, 1999:  Announcement of Grace's 1998 fourth quarter and full year results; a change in the accrual period for asbestos bodily injury liabilities; the results of Grace's productivity review of its administrative and operating functions; the financial effect of certain environmental matters; and the sale of Grace's Circe biomedical operations.

                                   SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               W. R. GRACE & CO.
                               -----------------
                               (Registrant)



Date: May 14, 1999            By /s/ Kathleen A. Browne
                                 ----------------------------
                                     Kathleen A. Browne
                              Vice President and Controller
                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
  No.      Description of Exhibit
----------------------------------

   12.1 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.

   27.1   Financial Data Schedule.