Form 10-Q
period 1999-06-30
W R GRACE & CO
filed 1999-08-13
CIK 1045309

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999

                         Commission File Number 1-13953

                                W. R. GRACE & CO.

         Delaware                                         65-0773649
 -------------------------                        -------------------------
  (State of Incorporation)                            (I.R.S.  Employer
                                                     Identification No.)

                                7500 Grace Drive
                            Columbia, Maryland 21044
                                 (410) 531-4000
                    ---------------------------------------
                       (Current address and phone number)

                              1750 Clint Moore Road
                            Boca Raton, Florida 33487
                                 (561) 362-2000
                    ---------------------------------------
                        (Former address and phone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]   No [ ]

         71,159,276 shares of Common Stock, $.01 par value, were outstanding at August 2, 1999.

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

          Consolidated Statement of Cash Flows                                                    I - 2

          Consolidated Balance Sheet                                                              I - 3

          Consolidated Statement of Shareholders' Equity                                          I - 4

          Notes to Consolidated Financial Statements                                         I - 5 to I - 14

Item 2.   Management's Discussion and Analysis of Results
          of Operations and Financial Condition                                              I - 15 to I - 25

Item 3.   Quantitative and Qualitative Disclosure About Market Risk                               I - 26


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                       II - 1

Item 4.   Submission of Matters to a Vote of Security Holders                                     II - 1

Item 6.   Exhibits and Reports on Form 8-K                                                        II - 2



As used in this Report, the term "Company" refers to W. R. Grace & Co. (a Delaware corporation formerly named "Grace Specialty Chemicals, Inc."), and the term "Grace" refers to the Company and/or one or more of its subsidiaries and, in certain cases, their respective predecessors.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------------------------------------
W. R.  GRACE & CO.  AND SUBSIDIARIES                                   THREE MONTHS ENDED        SIX MONTHS ENDED
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)                             JUNE 30,                 JUNE 30,
------------------------------------------------------------------------------------------------------------------------
Dollars in millions, except per share amounts                           1999         1998         1999        1998
------------------------------------------------------------------------------------------------------------------------
Sales and revenues.................................................    $ 373.0      $ 369.9     $ 718.5     $ 710.7
Other income.......................................................       10.7         13.4        23.3        21.2
                                                                       -------      -------     -------     -------

                                                                         383.7        383.3       741.8       731.9
                                                                       -------      -------     -------     -------

Cost of goods sold and operating expenses..........................      214.6        224.2       423.5       433.8
Selling, general and administrative expenses.......................       81.4         78.7       156.8       159.3
Depreciation and amortization......................................       22.6         23.6        45.5        45.4
Interest expense and related financing costs.......................        5.1          4.4         8.9        11.2
Research and development expenses..................................       10.1         10.6        21.2        21.0
Provision for restructuring........................................         --           --         4.3          --
                                                                       -------      -------     -------     -------

                                                                         333.8        341.5       660.2       670.7
                                                                       -------      -------     -------     -------
Income from continuing operations before income taxes..............       49.9         41.8        81.6        61.2
Provision for income taxes.........................................       18.5         16.3        30.2        23.9
                                                                       -------      -------     -------     -------

     INCOME FROM CONTINUING OPERATIONS.............................       31.4         25.5        51.4        37.3
Loss from discontinued operations, net of tax......................       (5.7)          --        (5.7)       (2.6)
                                                                       -------      -------     -------     -------
Income before extraordinary item...................................       25.7         25.5        45.7        34.7
Extraordinary item - loss from extinguishment of debt, net of tax..         --           --          --       (35.2)
                                                                       -------      -------     -------     -------

     NET INCOME/(LOSS).............................................    $  25.7      $  25.5     $  45.7     $   (.5)
                                                                       =======      =======     =======     =======
------------------------------------------------------------------------------------------------------------------------

Basic earnings per share:

     Continuing operations.........................................    $   .45      $   .34     $   .73     $   .50
     Net income/(loss).............................................    $   .37      $   .34     $   .65     $  (.01)

Diluted earnings per share:

     Continuing operations.........................................    $   .43      $   .32     $   .70     $   .46
     Net income/(loss).............................................    $   .35      $   .32     $   .62     $  (.01)

------------------------------------------------------------------------------------------------------------------------









The Notes to Consolidated Financial Statements are integral to these statements.

------------------------------------------------------------------------------------------------------------------------
W. R.  GRACE & CO.  AND SUBSIDIARIES                                                           SIX MONTHS ENDED
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)                                                  JUNE 30,
------------------------------------------------------------------------------------------------------------------------
Dollars in millions                                                                          1999           1998
------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES

Income from continuing operations before income taxes.................................     $  81.6       $  61.2
Reconciliation to cash provided by/(used for) operating activities:
     Depreciation and amortization....................................................        45.5          45.4
     Gain on disposal of assets.......................................................        (3.4)           --
     Noncash charge for pension settlement............................................         1.9            --
     Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency exchange:

         Increase in notes and accounts receivable, net...............................       (12.6)        (38.4)
         Increase in inventories......................................................        (5.7)         (5.9)
         Decrease in other current assets due to sales of accounts receivable.........        38.4            --
         Proceeds from asbestos-related insurance settlements.........................        40.6          50.8
         Expenditures for asbestos-related litigation.................................       (70.3)       (192.2)
         Decrease in accounts payable.................................................       (12.0)          (.9)
         Decrease in accrued liabilities..............................................       (20.5)       (133.3)
         Other........................................................................       (25.8)        (22.2)
                                                                                           -------       -------

     NET PRETAX CASH PROVIDED BY/(USED FOR) OPERATING ACTIVITIES
         OF CONTINUING OPERATIONS.....................................................        57.7        (235.5)
Net pretax cash used for operating activities of discontinued operations..............       (17.9)        (51.3)
                                                                                           -------       -------
     NET PRETAX CASH PROVIDED BY/(USED FOR) OPERATING ACTIVITIES......................        39.8        (286.8)
Income taxes paid, net of refunds.....................................................       (59.1)        (27.8)
                                                                                           -------       -------
     NET CASH USED FOR OPERATING ACTIVITIES...........................................       (19.3)       (314.6)
                                                                                           -------       -------
INVESTING ACTIVITIES

Capital expenditures..................................................................       (36.1)        (40.7)
Businesses acquired in purchase transactions, net of cash acquired....................         (.5)           --
Net investing activities of discontinued operations...................................          --         (14.3)
Net proceeds from divestments.........................................................          --           3.5
Proceeds from disposal of assets......................................................        20.5            --
Other.................................................................................          --            .5
                                                                                           -------       -------
     NET CASH USED FOR INVESTING ACTIVITIES...........................................       (16.1)        (51.0)
                                                                                           -------       -------

FINANCING ACTIVITIES

Repayments of borrowings having original maturities in excess of three months.........          --        (696.1)
Net increase/(repayments) of borrowings having original maturities of three months
     or less..........................................................................        68.5        (195.2)
Exercise of stock options.............................................................        17.6          42.9
Net financing activities of discontinued operations...................................          --       1,256.6
Purchase of treasury stock............................................................       (56.6)        (15.5)
                                                                                           -------       -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES........................................        29.5         392.7
                                                                                           -------       -------

Effect of currency exchange rate changes on cash and cash equivalents.................        (2.7)         (2.1)
                                                                                           -------       -------
     (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS.................................      $ (8.6)       $ 25.0
                                                                                           =======       =======

------------------------------------------------------------------------------------------------------------------------


The Notes to Consolidated Financial Statements are integral to these statements.


W. R.  GRACE & CO.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------
                                                                                     JUNE 30,           December 31,
Dollars in millions, except par value                                                  1999                1998
------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents......................................................        $  56.7            $ 65.3
Notes and accounts receivable, net.............................................          203.6             196.9
Inventories....................................................................          130.7             130.1
Asbestos-related insurance receivable..........................................           44.4              66.7
Deferred income taxes..........................................................           75.5              81.0
Other current assets...........................................................           35.1              85.6
                                                                                      --------          --------
     TOTAL CURRENT ASSETS......................................................          546.0             625.6

Properties and equipment, net of accumulated depreciation and
        amortization of $879.3 (1998 - $879.1).................................          624.2             661.4
Goodwill, less accumulated amortization of $11.3 (1998 - $9.8).................           35.4              37.8
Asbestos-related insurance receivable..........................................          358.8             376.3
Deferred income taxes..........................................................          407.5             406.9
Other assets...................................................................          472.7             469.8
                                                                                      --------          --------
     TOTAL ASSETS..............................................................       $2,444.6          $2,577.8
                                                                                      ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt................................................................        $ 177.0            $ 80.6
Accounts payable...............................................................          111.7             123.7
Income taxes payable...........................................................           94.5             135.3
Liability for asbestos-related litigation......................................           99.5              95.5
Other current liabilities......................................................          212.3             253.1
                                                                                      --------          --------
     TOTAL CURRENT LIABILITIES.................................................          695.0             688.2

Long-term debt.................................................................            8.1              32.8
Deferred income taxes..........................................................           19.0              24.5
Noncurrent liability for asbestos-related litigation...........................        1,030.0           1,104.4
Other liabilities..............................................................          603.5             640.3
                                                                                      --------          --------
     TOTAL LIABILITIES.........................................................        2,355.6           2,490.2
                                                                                      --------          --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock issued, par value $.01............................................             .7                .7
Paid in capital................................................................          406.6             409.3
Retained earnings..............................................................         (171.4)           (157.6)
Deferred compensation trust....................................................            (.6)              (.8)
Treasury stock, at cost:  3,902,200 common shares (1998 - 5,149,100)...........          (50.3)            (83.1)
Accumulated other comprehensive loss...........................................          (96.0)            (80.9)
                                                                                      --------          --------
     TOTAL SHAREHOLDERS' EQUITY................................................           89.0              87.6
                                                                                      --------          --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................................       $2,444.6          $2,577.8
                                                                                      ========          ========
-------------------------------------------------------------------------------------------------------------------


The Notes to Consolidated Financial Statements are integral to these statements.


W. R.  GRACE & CO.  AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
                                                                                               Accumulated
                                                                      Deferred                    Other          TOTAL
                                      Common    Paid in  Retained   Compensation   Treasury   Comprehensive  SHAREHOLDERS'
Dollars in millions                    Stock    Capital  Earnings       Trust        Stock    Income/(Loss)     EQUITY
---------------------------------------------------------------------------------------------------------------------------
BALANCE, APRIL 1, 1999...............    $ .7   $382.3   $ (197.1)        $ (.5)    $(22.6)        $(87.9)      $ 74.9


Net income...........................      --       --       25.7            --         --             --         25.7
Issuance of shares under stock plans.      --     24.3         --           (.1)        --             --         24.2
Purchase of common stock.............      --       --         --            --      (27.7)            --        (27.7)
Unrealized appreciation  on security.      --       --         --            --         --           (4.2)        (4.2)
Foreign currency translation adjustment    --       --         --            --         --           (3.9)        (3.9)
                                         ----   ------   --------         ------    -------        -------      -------
BALANCE, JUNE 30, 1999...............    $ .7   $406.6   $ (171.4)        $ (.6)    $(50.3)        $(96.0)      $ 89.0
                                         ====   ======   ========         =====     =======        ======       ======

BALANCE, DECEMBER 31, 1998...........    $ .7   $409.3    $(157.6)        $ (.8)    $(83.1)        $(80.9)      $ 87.6
Net income...........................      --       --       45.7            --         --             --         45.7
Purchase of common stock.............      --       --         --            --      (55.6)            --        (55.6)
Retirement of treasury stock.........      --    (28.9)     (59.5)           --       88.4             --           --
Issuance of shares under stock plans.      --     26.2         --            .2         --             --         26.4
Unrealized appreciation on security..      --       --         --            --         --            3.9          3.9
Foreign currency translation adjustment    --       --         --            --         --          (19.0)       (19.0)
                                         ----   ------   --------         -----     ------         ------       ------
BALANCE, JUNE 30, 1999...............    $ .7   $406.6    $(171.4)        $ (.6)    $(50.3)        $(96.0)      $ 89.0
                                         ====   ======    =======         =====     ======         ======       ======

----------------------------------------------------------------------------------------------------------------------




















The Notes to Consolidated Financial Statements are integral to these statements.

                       W. R. GRACE & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
1.  CHANGE IN ORGANIZATION AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

W. R. Grace & Co., through its subsidiaries, is primarily engaged in specialty chemicals businesses on a worldwide basis. These businesses consist of catalysts and silica-based products (Grace Davison), specialty construction chemicals and building materials (Grace Construction Products), and container sealants, closure sealants, and coatings (Darex Container Products). As used in these notes, the term "Company" refers to W. R. Grace & Co., a Delaware corporation. The term "Grace" refers to the Company and/or one or more of its subsidiaries and, in certain cases, their respective predecessors. Grace has classified certain businesses as discontinued operations.

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

For further information, see Old Grace's Joint Proxy Statement/Prospectus dated February 13, 1998, the Company's Information Statement dated February 13, 1998, Notes 1 and 3 to the Consolidated Financial Statements in Grace's Annual Report on Form 10-K for 1998 (1998 Form 10-K), and Note 3 below.

BASIS OF PRESENTATION

The interim consolidated financial statements in this Report are unaudited and should be read in conjunction with the consolidated financial statements in the Company's 1998 Form 10-K. Such interim consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period's basis of presentation.

The results of operations for the three and six month interim periods ended June 30, 1999, are not necessarily indicative of the results of operations for the year ending December 31, 1999.

USE OF ESTIMATES

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

--------------------------------------------------------------------------------
2.  ASBESTOS RELATED LITIGATION
--------------------------------------------------------------------------------

Grace is a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products and expects that it will be named as a defendant in additional asbestos-related lawsuits in the future. Grace was a defendant in 46,204 asbestos-related lawsuits on June 30, 1999 (12 involving claims for property damage and the remainder involving 100,314 claims for personal injury), as compared to 45,086 lawsuits on December 31, 1998 (14 involving claims for property damage and the remainder involving 97,017 claims for personal injury).

PROPERTY DAMAGE LITIGATION

The plaintiffs in property damage lawsuits generally seek to have the defendants absorb the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. Each property damage case is unique in that the age, type, size and use of the building, and the difficulty of asbestos abatement, if necessary, vary from structure to structure. Thus, the amounts involved in prior dispositions of property damage cases are not necessarily indicative of the amounts that may be required to dispose of cases in the future. Information regarding product identification, the amount of product in the building, the age, type, size and use of the building, the jurisdictional history of prior cases and the court in which the case is pending provide meaningful guidance as to the range of potential costs. Some of this information is not yet available in the property damage cases currently pending against Grace. Accordingly, it is not possible to estimate with precision the costs of defending against and disposing of these cases. In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies," Grace has recorded an accrual for all existing property damage cases for which sufficient information is available to form a reasonable estimate of such exposure.

Through June 30, 1999, 140 asbestos property damage cases were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in seven cases for a total of $60.3 million; and 202 property damage cases were settled for a total of $602.6 million. Property damage case activity for the six months ended June 30, 1999, was as follows:

--------------------------------------------------------------------------------

Cases outstanding, December 31, 1998.............................  14
New cases filed..................................................  --
Settlements......................................................  (2)
Dismissals.......................................................  --

                                                                 ----
     Cases outstanding, June 30, 1999............................  12
                                                                 ====
--------------------------------------------------------------------------------

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

Through June 30, 1999, approximately 13,800 asbestos personal injury lawsuits involving 31,500 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 47,000 lawsuits involving 119,400 claims were disposed of (through settlements and judgments) for a total of $382.3 million. Personal injury claim activity for the six months ended June 30, 1999 was as follows:

--------------------------------------------------------------------------------

Claims outstanding, December 31, 1998..........................    97,017
New claims.....................................................    14,752
Settlements....................................................   (10,689)
Dismissals.....................................................      (764)
Judgments......................................................        (2)
                                                                  --------
     Claims outstanding, June 30, 1999.........................   100,314
                                                                  =======
--------------------------------------------------------------------------------

ASBESTOS-RELATED LIABILITY

Grace estimates its property damage and personal injury liabilities based on its experience with, and recent trends in, asbestos litigation. These estimates include property damage and personal injury indemnity as well as defense costs. Personal injury liabilities reflect Grace's estimate of the number and ultimate cost of present and future personal injury claims expected to be asserted through 2039 (the date by which all personal injury claims related to Grace are expected to be known, given demographic assumptions of possible exposure to asbestos products manufactured by Grace). Grace regularly evaluates its financial exposure to asbestos-related lawsuits and the adequacy of related recorded liabilities. The amounts recorded at each balance sheet date reflect Grace's best estimate of probable and estimable liabilities in all material respects. However, changes to estimates of probable liabilities may occur as actual experience is gained over time.

--------------------------------------------------------------------------------
                                                          JUNE 30,  December 31,
(Dollars in millions)                                       1999       1998
--------------------------------------------------------------------------------

Current liability for asbestos-related litigation
(estimated payments within one year)...................  $   99.5    $   95.5
Noncurrent liability for asbestos-related litigation
(estimated payments beyond one year)...................   1,030.0     1,104.4
                                                          -------     -------

  Total asbestos-related liability (including $3.3
  million - 1999 and $5.8 million  - 1998 payable
  under negotiated settlements)........................  $1,129.5    $1,199.9
                                                         ========    ========
--------------------------------------------------------------------------------
ASBESTOS-RELATED INSURANCE RECEIVABLE

Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. Activity in Grace's notes receivable from insurance carriers and asbestos-related insurance receivable during the six months ended June 30, 1999 was as follows:

--------------------------------------------------------------------------------
(Dollars in millions)

NOTES RECEIVABLE
Notes receivable from insurance carriers on December 31, 1998,
  net of discount of $2.3............................................    $18.0
Proceeds received under asbestos-related insurance settlements.......    (12.2)
Current period amortization of discount..............................       .8
                                                                       --------
     Notes receivable from insurance carriers on June 30, 1999,
      net of discount of $1.5........................................      6.6
                                                                       --------

INSURANCE RECEIVABLE
Asbestos-related insurance receivable on December 31, 1998...........    425.0
Proceeds received under asbestos-related insurance settlements.......    (28.4)
                                                                       --------
     Asbestos-related insurance receivable on June 30, 1999..........    396.6
                                                                       --------
     Total amounts due from insurance carriers.......................   $403.2
                                                                       ========
--------------------------------------------------------------------------------

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

Grace's ultimate exposure with respect to its asbestos-related cases and claims partly depends on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlements, and litigation costs. In Grace's opinion, it is probable that recoveries from its insurance carriers (including amounts reflected in the receivable discussed above), along with other funds, will be available to satisfy the property damage and personal injury cases and claims pending at June 30, 1999, as well as personal injury claims expected to be filed through 2039. Consequently, Grace believes that the resolution of its asbestos-related litigation will not have a material adverse effect on its consolidated financial position or results of operations.

For additional information, see Note 2 to the Consolidated Financial Statements in the 1998 Form 10-K.

--------------------------------------------------------------------------------
3.  DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

PACKAGING BUSINESS TRANSACTION

As discussed in Note 1, the Spin-off and the Merger were completed on March 31, 1998. Prior to the Spin-off and the Merger, Old Grace and a Packaging Business subsidiary borrowed $1,258.8 million (inclusive of $2.2 million of bank fees) and made a cash transfer of $1,256.6 million to Grace, which used the transferred funds to repay substantially all of Grace's debt (see Note 5 to the interim consolidated financial statements in this Report). The borrowed funds are shown as a net financing activity of discontinued operations in the Consolidated Statement of Cash Flows in this Report. In the Merger and a related recapitalization, for each Old Grace common share outstanding at the close of trading on March 31, 1998, each shareholder received .536 shares of New Sealed Air common stock and .475 shares of New Sealed Air convertible preferred stock. Upon the completion of the Spin-off and the Merger, the shareholders of Old Grace owned (a) 100% of the specialty chemicals businesses (through their ownership of 100% of the Company's outstanding shares) and (b) approximately 63% of New Sealed Air, on a fully diluted basis.

The Packaging Business transaction resulted in an adjustment to shareholders' equity of $196.4 million, representing Grace's investment in the Packaging Business less the $1,258.8 million of borrowings discussed above.

During 1998, Grace made certain amendments to one of its domestic pension plans which included offering a lump sum settlement option to former Grace employees not currently receiving benefits. During the second quarter of 1999, a significant number of the lump sum offers were settled. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits," the Company recognized a pretax loss of $11.0 million during the three months ended June 30, 1999, in connection with these settlements. A pretax non-cash charge of $9.1 million ($5.7 million after-tax) is included in loss from discontinued operations in the Consolidated Statement of Operations in this Report as it relates to settlements with former Packaging Business employees. A pretax non-cash charge of $1.9 million is included in selling, general and administrative expenses in the Consolidated Statement of Operations in this Report for settlements relating to former Grace employees not associated with the former Packaging Business.

The Packaging Business transaction also required the Company to split certain pension plans and recognize a net curtailment loss for other plans. In accordance with SFAS No. 88, the Company recognized a net pretax loss of $8.4 million ($5.5 million after-tax) for the three months ended March 31, 1998, in connection with these plans. This net pretax loss is included in loss from discontinued operations in the Consolidated Statement of Operations in this Report.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS

Results of discontinued operations for the quarter and the six months ended June 30, 1999, and 1998 were as follows:


----------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended          Six Months Ended
                                                                         June 30,                   June 30,
(Dollars in millions)                                                1999         1998         1999         1998
----------------------------------------------------------------------------------------------------------------------
Sales and revenues..............................................   $  --         $ --        $  --       $ 431.2
                                                                   -----         ----        -----       -------
(Loss)/income from discontinued operations before taxes.........    (9.1)          --         (9.1)          6.2
Income tax provision............................................     3.4           --          3.4           8.8
                                                                   -----         ----        -----       --------
     Loss from discontinued operations..........................   $(5.7)        $ --       $ (5.7)       $ (2.6)
                                                                   =====         ====       ======        ======

Basic loss per share from discontinued operations...............   $(.08)        $ --       $ (.08)       $ (.04)
Diluted loss per share from discontinued operations.............   $(.08)        $ --       $ (.08)       $ (.03)
----------------------------------------------------------------------------------------------------------------------


The operating results of Grace's other discontinued operations have been charged against previously established reserves and are not reflected in the above results. The total assets and liabilities of Grace's remaining discontinued operations were $2.6 million and $2.2 million, respectively, on June 30, 1999, and were $10.9 million and $2.6 million, respectively, on December 31, 1998, and are included in other current assets in the Consolidated Balance Sheet in this Report.


--------------------------------------------------------------------------------------------------------------------------
4.  OTHER BALANCE SHEET ITEMS
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
                                                                                    JUNE 30,          December 31,
(Dollars in millions)                                                                 1999                1998
--------------------------------------------------------------------------------------------------------------------------
INVENTORIES
Raw materials................................................................        $ 45.4               $ 43.2
In process...................................................................          10.0                 11.3
Finished products............................................................          80.3                 77.9
General merchandise..........................................................          20.6                 23.3
Less: Adjustment of certain inventories to a last-in/first-out (LIFO) basis..         (25.6)               (25.6)
                                                                                    -------              -------
                                                                                    $ 130.7              $ 130.1
                                                                                    =======              =======
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
Prepaid pension costs........................................................       $ 254.6              $ 256.1
Deferred charges.............................................................          48.9                 49.8
Long-term receivables, less allowances of $18.4 (1998 - $17.1)...............          39.6                 40.5
Long-term investments........................................................          97.0                 88.1
Patents, licenses and other intangible assets................................          32.6                 35.3
                                                                                    -------              -------
                                                                                    $ 472.7              $ 469.8
                                                                                    =======              =======
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
OTHER CURRENT LIABILITIES
Reserves for divested businesses.............................................        $ 47.2              $  76.4
Accrued compensation.........................................................          28.5                 30.6
Restructuring reserves.......................................................          27.1                 33.3
Environmental reserves.......................................................          38.5                 37.5
Accrued interest.............................................................           5.9                  5.4
Other accrued liabilities....................................................          65.1                 69.9
                                                                                    -------              -------
                                                                                    $ 212.3              $ 253.1
                                                                                    =======              =======
--------------------------------------------------------------------------------------------------------------------------
OTHER LIABILITIES
Other postretirement benefits................................................       $ 207.0              $ 211.3
Environmental reserves.......................................................         187.1                203.0
Pension benefits.............................................................         136.1                141.8
Deferred compensation........................................................          34.3                 42.9
Long-term self insurance reserve.............................................          21.4                 21.4
Other accrued liabilities....................................................          17.6                 19.9
                                                                                    -------              -------
                                                                                    $ 603.5              $ 640.3
                                                                                    =======              =======
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
5.  DEBT / EXTRAORDINARY ITEM
--------------------------------------------------------------------------------

As discussed in Notes 1 and 3 above, Grace received a cash transfer of $1,256.6 million in connection with the Spin-off and Merger. Grace used the transferred funds to repay substantially all of its debt. On March 31, 1998, Grace used $600.0 million of the cash transfer to repay bank borrowings. On April 1, 1998, Grace repaid $611.3 million principal amount of 8.0% Notes Due 2004, 7.4% Notes Due 2000, and 7.75% Notes Due 2002 (collectively, Notes), pursuant to a tender offer that expired on March 27, 1998. On April 1, 1998, Grace also repaid $3.5 million principal amount of the Medium-Term Notes, Series A (MTNs) and $6.0 million of sundry indebtedness.

As a result of this extinguishment of debt, Grace incurred a pretax charge of $56.3 million ($35.2 million after-tax, or a basic loss per share of $.47; diluted loss per share of $.43) for premiums paid in excess of the Notes' principal amounts and other costs incurred in connection with the purchase of the Notes and MTNs (including the costs of settling related interest rate swap agreements). These costs are presented as an extraordinary item in the Consolidated Statement of Operations in this Report. On June 30, 1999, and December 31, 1998, the Company's short-term and long-term debt was as follows:
---------------------------------------------------------------------------
                                         JUNE 30,           December 31,
(Dollars in millions)                      1999                 1998
---------------------------------------------------------------------------
SHORT-TERM DEBT

Bank borrowings........................      $146.8             $ 75.0
Current maturities of long-term debt...        24.7                 --
Other short-term borrowings............         5.5                5.6
                                             ------             ------
                                             $177.0             $ 80.6
                                             ======             ======
LONG-TERM DEBT

8.0% Notes Due 2004....................      $  5.7             $  5.7
7.4% Notes Due 2000....................          --               24.7
7.75% Notes Due 2002...................         2.0                2.0
Sundry indebtedness....................          .4                 .4
                                             ------             ------
                                             $  8.1             $ 32.8
                                             ======             ======

---------------------------------------------------------------------------

In May 1999, Grace entered into a $250.0 million credit facility under a 364-day credit agreement expiring May 2000. In addition, Grace maintains a $250.0 million long-term facility expiring in May 2003. At June 30, 1999 the Company had $146.8 million of bank borrowings outstanding under these facilities.

--------------------------------------------------------------------------------
6.  SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

The Company is authorized to issue 300,000,000 shares of common stock. Of the common stock unissued on June 30, 1999, approximately 14,484,000 shares were reserved for issuance pursuant to stock options and other stock incentives.

In April 1998, the Company's Board of Directors approved a program to repurchase up to 20% of the Company's outstanding shares in the open market (approximately 15,165,000 shares). Through June 30, 1999, the Company had acquired 9,379,000 shares of common stock for $138.7 million under the program (an average price per share of $14.79). In January 1999, Grace retired 5,476,800 shares of treasury stock with a cost basis of $88.4 million, which is reflected in the Consolidated Statement of Shareholders' Equity in this Report.

For additional information, see Note 12 to the Consolidated Financial Statements in the 1998 Form 10-K.

--------------------------------------------------------------------------------
7. EARNINGS PER SHARE
--------------------------------------------------------------------------------

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share from continuing operations for the quarter and six months ended June 30, 1999 and 1998:


----------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended          Six Months Ended
                                                                          June 30,                   June 30,
(Amounts in millions, except per share amounts)                      1999         1998          1999         1998
----------------------------------------------------------------------------------------------------------------------
NUMERATOR:

     Income from continuing operations...........................   $ 31.4       $ 25.5         $ 51.4      $ 37.3
                                                                    ======       ======         ======      ======
DENOMINATOR:

     Weighted average common shares - basic calculation..........     69.5         75.7           70.6        75.4

Effect of dilutive securities:

     Employee compensation-related shares........................      3.5          4.8            3.3         5.7
                                                                    ------       ------         ------      ------

Weighted average common shares - diluted calculation.............     73.0         80.5           73.9        81.1
                                                                    ======       ======         ======      ======

BASIC EARNINGS PER SHARE.........................................    $ .45        $ .34          $ .73       $ .50
                                                                    ======       ======         ======      ======

DILUTED EARNINGS PER SHARE.......................................    $ .43        $ .32          $ .70       $ .46
                                                                    ======       ======         ======      ======

----------------------------------------------------------------------------------------------------------------------


In the first six months of 1999 and in 1998, the Company granted a total of 45,000 and 246,933 shares, respectively, of the Company's common stock to certain executives, subject to various restrictions. For more information, see the Form of Restricted Share Award Agreements filed with the Company's Form 10-Q for the quarter ended March 31, 1998.

--------------------------------------------------------------------------------
8.  COMPREHENSIVE INCOME/(LOSS)
--------------------------------------------------------------------------------

The table below presents the after-tax components of Grace's Comprehensive Income/(Loss) for the quarter and the six months ended June 30, 1999 and 1998:




----------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended          Six Months Ended
                                                                          June 30,                   June 30,
(Dollars in millions)                                                1999         1998          1999         1998
----------------------------------------------------------------------------------------------------------------------
Net income/(loss)................................................   $ 25.7      $ 25.5        $ 45.7        $(0.5)
                                                                    ------      ------        ------        ------
Other comprehensive income/(loss):
Unrealized appreciation/(depreciation) on security:

    Unrealized appreciation/(depreciation) during period.........     (2.3)       15.3           7.5         15.3
    Reclassification adjustment for gains realized in net income.     (1.9)         --          (3.6)          --
                                                                    ------      ------        ------        ------
Net unrealized appreciation/(depreciation), net of tax...........     (4.2)       15.3           3.9         15.3
Foreign currency translation adjustments.........................     (3.9)       (9.5)        (19.0)       (21.9)
Minimum pension liability adjustment.............................       --          --            --         (9.9)
                                                                    ------      ------        ------        ------
Other comprehensive income/(loss), net of tax....................     (8.1)        5.8         (15.1)       (16.5)
                                                                    ------      ------        ------        ------
COMPREHENSIVE INCOME/(LOSS)......................................   $ 17.6      $ 31.3        $ 30.6       $(17.0)
                                                                    ======      ======        ======       ======
----------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
9.  BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

The table below presents information related to Grace's business segments for the quarter and the six months ended June 30, 1999 and 1998.


----------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended           Six Months Ended
                                                                         June 30,                    June 30,
(Dollars in millions)                                              1999          1998           1999          1998
----------------------------------------------------------------------------------------------------------------------
SALES AND REVENUES
     Grace Davison............................................  $ 179.3         $180.2       $ 351.2        $356.4
     Grace Construction Products..............................    134.1          127.7         248.6         231.0
     Darex Container Products.................................     59.6           62.0         118.7         123.3
                                                                -------         ------       -------        ------
TOTAL.........................................................  $ 373.0         $369.9       $ 718.5        $710.7
                                                                =======         ======       =======        ======

PRETAX OPERATING INCOME
     Grace Davison............................................  $  31.4         $ 28.3       $  53.1        $ 52.7
     Grace Construction Products..............................     24.1           19.0          34.3          23.8
     Darex Container Products.................................      7.9            7.6          14.5          14.3
                                                                -------         ------       -------        ------
TOTAL.........................................................  $  63.4         $ 54.9       $ 101.9        $ 90.8
                                                                =======         ======       =======        ======
----------------------------------------------------------------------------------------------------------------------


The table below presents information related to the geographic areas in which Grace operated for the quarter and the six months ended June 30, 1999 and 1998:



----------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended           Six Months Ended
                                                                         June 30,                    June 30,
(Dollars in millions)                                              1999          1998           1999          1998
----------------------------------------------------------------------------------------------------------------------
SALES AND REVENUES
     North America............................................  $ 201.1        $ 198.6       $ 374.3       $ 376.2
     Europe...................................................    103.7          100.7         209.4         193.7
     Latin America............................................     19.9           21.9          39.4          41.6
     Asia Pacific.............................................     48.3           48.7          95.4          99.2
                                                                -------        -------       -------       -------
TOTAL.........................................................  $ 373.0        $ 369.9       $ 718.5       $ 710.7
                                                                =======        =======       =======       =======
-------------------------------------------------------------- ------------- -------------- ------------- -------------

The pretax operating income of Grace's business segments for the quarter and the six months ended June 30, 1999 and 1998 is reconciled below to amounts presented in the Consolidated Statement of Operations.

-------------------------------------------------------------- ---------------------------- ---------------------------
                                                                    Three Months Ended           Six Months Ended
                                                                         June 30,                    June 30,
(Dollars in millions)                                              1999          1998           1999          1998
-------------------------------------------------------------- ------------- -------------- ------------- -------------
Pretax operating income - business segments...................   $ 63.4         $ 54.9        $101.9        $ 90.8
Interest expense and related financing costs..................     (5.1)          (4.4)         (8.9)        (11.2)
Interest income...............................................      1.1            1.2           1.7           2.3
Corporate expense.............................................    (15.3)         (10.8)        (25.0)        (20.8)
Other, net....................................................      5.8             .9          11.9            .1
                                                                 ------         ------        ------        ------
  Income from continuing operations before income taxes.......   $ 49.9         $ 41.8        $ 81.6        $ 61.2
                                                                 ======         ======        ======        ======
-------------------------------------------------------------- ------------- -------------- ------------- -------------


--------------------------------------------------------------------------------
10.  SUBSEQUENT EVENT
--------------------------------------------------------------------------------

In July 1999, Grace sold at a gain substantially all of its interest in Cross Country Staffing, a provider of temporary nursing and other healthcare related services, to an affiliate of Charterhouse Group International, Inc. and the management of Cross Country Staffing for pre-tax net cash proceeds of approximately $96 million. The final price is subject to certain adjustments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion includes projections and/or other "forward-looking" information. Grace is subject to risks and other uncertainties that could cause its actual results to differ materially from any such projections or that could cause other forward-looking information to prove incorrect. For a discussion of such risks and uncertainties, see "Introduction and Overview - Projections and Other Forward-Looking Information" in Item 1 of Grace's 1998 Annual Report on Form 10-K ("1998 Form 10-K").

--------------------------------------------------------------------------------
RESULTS OF CONTINUING OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW

Grace is primarily engaged in specialty chemicals businesses on a worldwide basis. These businesses consist of catalysts and silica-based products (Grace Davison), specialty construction chemicals and building materials (Grace Construction Products), and container sealants, closure sealants, and coatings (Darex Container Products). Set forth below is a chart that lists key operating components and percentage change for the second quarter and for the first six months of 1999 compared to the same periods of the prior year, which should be referred to when reading management's discussion of the results of continuing operations.


---------------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                                          %                                    %
(Dollars in millions)                              1999       1998     Change        1999        1998       Change
---------------------------------------------------------------------------------------------------------------------
SALES AND REVENUES
     Grace Davison............................ $ 179.3       $180.2    (0.5%)      $ 351.2      $356.4     (1.5%)
     Grace Construction Products..............   134.1        127.7     5.0%         248.6       231.0      7.6%
     Darex Container Products.................    59.6         62.0    (3.9%)        118.7       123.3     (3.7%)
                                               -------       ------                 ------      ------
TOTAL......................................... $ 373.0       $369.9     0.8%        $718.5      $710.7      1.1%
                                               =======       ======                 ======      ======

PRETAX OPERATING INCOME
     Grace Davison............................ $  31.4       $ 28.3    11.0%        $ 53.1      $ 52.7      0.8%
     Grace Construction Products..............    24.1         19.0    26.8%          34.3        23.8     44.1%
     Darex Container Products.................     7.9          7.6     3.9%          14.5        14.3      1.4%
                                               -------       ------                 ------      ------
TOTAL.........................................    63.4         54.9    15.5%         101.9        90.8     12.2%
Interest expense net of investment income.....    (4.0)        (3.2)   25.0%          (7.2)       (8.9)   (19.1%)
Corporate expense.............................   (15.3)       (10.8)   41.7%         (25.0)      (20.8)    20.2%
Other, net....................................     5.8          0.9     NM            11.9         0.1      NM
                                               -------       ------                 ------      ------
     INCOME FROM CONTINUING OPERATIONS BEFORE
     INCOME TAXES.............................    49.9         41.8    19.4%          81.6        61.2     33.3%
Provision for income taxes....................    18.5         16.3    13.5%          30.2        23.9     26.4%
                                               -------       ------                 ------      ------
     INCOME FROM CONTINUING OPERATIONS........ $  31.4       $ 25.5    23.1%        $ 51.4      $ 37.3     37.8%
                                               =======       ======                 ======      ======
---------------------------------------------------------------------------------------------------------------------


NM  - Not Meaningful

SALES AND REVENUES

Sales and revenues of Grace's continuing business segments increased 0.8% to $373.0 million in the second quarter of 1999 and increased 1.1% to $718.5 million in the first six months of 1999. Factoring out fluctuations in currencies compared to the same periods of the prior year, sales and revenues would have increased an overall 2.6% for the second quarter and 1.7% for the first six months of 1999.

On an as-reported basis, including currency fluctuations: Grace Davison sales were essentially flat for the quarter and down 1.5% year-to-date primarily due to weakened worldwide demand for fluid cracking catalysts (FCC); Grace Construction Products sales increased 5.0% for the quarter and 7.6% year-to-date due primarily to customer receptiveness to its new and value-added products; and, Darex Container Products sales decreased 3.9% for the quarter and 3.7% year-to-date with price and mix improvements being more than offset by unfavorable currency exchange, principally in Latin America and Europe. (Refer to separate sections that follow for business segment discussions of sales and revenues.)

PRE-TAX OPERATING INCOME

For the second quarter and year-to-date, earnings improvements were realized in each business segment compared to the respective period of the prior year. Grace Davison's operating income was up 11.0% versus the prior year quarter and 0.8% year-to-date. The second quarter saw a reversal of Grace Davison's negative first quarter income comparison largely due to gross margin improvement through cost control initiatives that began to show a favorable impact on direct manufacturing costs in the second quarter. Grace Construction Products' operating income was up 26.8% for the quarter and 44.1% year-to-date, primarily attributable to the success of value-added product substitution and penetration programs coupled with manufacturing cost containment. Darex Container Products' operating income was up 3.9% versus the prior year quarter and 1.4% year-to-date. This increase was achieved despite a decline in sales and the inclusion in the prior year of a $1.5 million gain resulting from the sale of a can forming lubricants business, primarily due to improved operating margins from the restructuring and consolidation of its infrastructure. (Refer to separate sections that follow for business segment discussions of pre-tax operating income.)

INCOME FROM CONTINUING OPERATIONS

Grace reported income from continuing operations of $31.4 million for the second quarter, or $0.43 diluted earnings per share, up from $25.5 million, or $0.32 diluted earnings per share in 1998. Year-to-date income from continuing operations improved 37.8% over the prior year resulting in diluted earnings per share of $0.70 compared to $0.46 for the six months ended June 30, 1998.

Offsetting improvement in business segment income were increases in corporate expenses. Contributing factors for the second quarter and year-to-date corporate expense increase were: a) a non-cash charge of $1.9 million related to a partial settlement of pension obligations to recognize a proportionate share of actuarial pension losses (see Note 3 to the interim consolidated financial statements in this Report); b) the settlement of a lawsuit with the Securities and Exchange Commission which required the Company to establish a $1.0 million educational fund for public sector programs to increase awareness and education relating to financial statements and generally accepted accounting principles; and c) approximately $1.0 million of relocation and recruitment charges related to the move of Grace's headquarters from Boca Raton, Florida to Columbia, Maryland. It is anticipated that additional relocation costs will be incurred during the second half of 1999.

Other income, which includes investment income, equity earnings of non-controlled investees, sales of marketable equity investments and income from toll manufacturing decreased $2.7 million compared to the second quarter of 1998, primarily due to a decrease in toll manufacturing, as arrangements to support divested businesses begin to run out. Included in the first six months results of 1999 was a pretax gain of $4.4 million on the sale of the corporate aircraft.

Interest expense and related financing costs for the second quarter were $5.1 million or $0.7 million more than the prior year. Such costs for the first six months of 1999 were $8.9 million, down from $11.2 million for the first six months of 1998. Average borrowings (including receivables sold) were $81.0 million higher in the second quarter of 1999 compared to 1998, but $459.8 million lower on a year to year basis. Proceeds from the Packaging Business transaction were used to reduce debt levels in April 1998. Weighted average borrowing costs were 6.4% year-to-date 1999 versus 7.1% in 1998.

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

Grace's effective tax rate was 37.0%, down from 39.0% in 1998. The decrease in the tax rate was due to a reorganization of certain Grace foreign operations resulting in anticipated lower foreign taxes.

NET INCOME/(LOSS)

Net income for the second quarter and first six months of 1999 included a loss from discontinued operations of $5.7 million. Net loss of $0.5 million in the first six months of 1998 included a loss from discontinued operations of $2.6 million and an extraordinary loss from early extinguishment of debt of $35.2 million (see Notes 3 and 5 to the interim consolidated financial statements in this Report).

GRACE DAVISON

Sales and Revenues

Grace Davison is a leading global supplier of catalysts and silica products. Refining catalysts, representing approximately 55.2% of Grace Davison's year-to-date total sales, include fluid cracking catalysts (FCC) used by petroleum refiners to convert distilled crude oil into transportation fuels and other petroleum-based products, and hydroprocessing catalysts, which upgrade heavy oils and remove certain impurities. Silica products and adsorbents (29.5% of Grace Davison's year-to-date total sales) are used in a wide variety of industrial and consumer applications. Polyolefin catalysts and catalyst supports (11.3% of Grace Davison's year-to-date total sales) are essential components in the manufacture of polyethylene resins used in products such as plastic film, high performance plastic pipe, and plastic household containers.

Grace Davison's sales and revenues were essentially flat compared to the second quarter of 1998 and down 1.5% for the six-month period. Currency translation had only a minor impact on second quarter and year-to-date Grace Davison sales. Volume growth in silicas and adsorbents and polyolefin catalysts was offset by declines in refining catalyst volume.

Refining catalysts sales decreased 4.2% in the second quarter and 5.9% year-to-date, primarily as a result of volume declines in North America and Asia Pacific, partially offset by volume gains in Europe. FCC volume decline in North America was due to reduced refinery usage and excess refinery turnaround activity. Volume decline in Asia Pacific was primarily due to reduced market share. Better volumes in Europe were primarily due to increased shipments to existing and new customers of hydroprocessing catalysts made possible as a result of new manufacturing capacity coming on line in the third quarter of 1998.

Polyolefin catalysts sales increased 4.1% in the second quarter and 6.4% year-to-date on strong sales volumes in all geographic regions, except Asia Pacific. Volume growth is largely driven by a robust polyolefin market worldwide, particularly in North America.

Silicas and adsorbents sales increased 3.1% for the second quarter and 2.7% year-to-date as a result of worldwide volume gains, partially offset by unfavorable price/mix. Pricing pressures for insulated glass molecular sieves were offset by volume growth in the dentifrice, coatings and plastics segments.

Pre-Tax Operating Income

Grace Davison's pre-tax operating income increased 11.0% over the second quarter 1998 with a year-to-date increase of 0.8%. Gross margins improved in the second quarter, despite virtually flat sales, as a result of this business segment beginning to realize raw material cost reductions and manufacturing efficiencies from Grace's productivity effectiveness program. This program is designed to lower manufacturing and other operating expenses. These improvements were partially offset by restructuring costs of $0.9 million recognized in the first quarter of 1999.

GRACE CONSTRUCTION PRODUCTS

Sales and Revenues

Grace Construction Products is a leading supplier of specialty chemicals and building materials to the nonresidential (commercial and government) construction industry and to a lesser extent, the residential construction industry. Specialty construction chemicals, which contributed approximately 58.1% of Grace Construction Products year-to-date total sales, add strength, control corrosion, and enhance the handling and application of concrete. Specialty building materials prevent water damage to structures and protect structural steel against collapse due to fire.

Grace Construction Products' sales and revenues increased 5.0% over the second quarter of 1998 bringing the aggregate year-to-date increase to 7.6% over the prior year. Currency translation had only a minor impact on second quarter and year-to-date sales.

Specialty construction chemicals sales increased 5.7% for the second quarter and 8.1% year-to-date, driven by volume increases across all regions. In North America, volume increased 4.3% in the second quarter and 6.6% for the six months due to continued penetration of value-added products. In Asia Pacific, sales increased 17.0% for the second quarter and 14.5% year-to-date due to the consolidation of a joint venture in Japan (GCK), as Grace increased its ownership in this joint venture from 45% to 81% in January 1999.

Specialty building materials sales increased 4.2% for the second quarter due to higher volumes in North America, as a result of value-added product penetration, partially offset by decreased volumes in Asia

Pacific due to continued depressed project activity. The year-to-date increase of 7.0% is also attributable to higher volumes in North America coupled with a positive volume growth in Asia Pacific during the first quarter of 1999.

Pre-Tax Operating Income

Grace Construction Products' pre-tax operating income for the second quarter and first six months of 1999 was 26.8% and 44.1% better than the same periods in 1998, driven by sales increases and margin improvements from value-added product penetration/substitution and manufacturing cost reduction. Total operating expenses increased due to the consolidation of GCK, offset by savings generated from Grace's productivity effectiveness program. These improvements were partially offset by restructuring costs of $0.3 million recognized in the first quarter of 1999 from the implementation of such program.

DAREX CONTAINER PRODUCTS

Sales and Revenues

Darex Container Products is a leading global producer of can sealants, closure sealants, coatings for metal packaging, and other related products. Can sealants, which represent approximately 50.8% of Darex year-to-date total sales, hermetically seal beverage, food, and other cans; closure sealants (13.9% of year-to-date total sales) seal glass and plastic bottles and jars used in beverage and food applications; and coatings (18.9% of year-to-date total sales) protect metal packaging from corrosion and its contents from the influences of the metal.

Darex Container Products' sales and revenues were 3.9% and 3.7% lower than the comparable second quarter and year-to-date periods in 1998. Contributing to the sales decline was the May 1998 divestment of a can forming lubricants business, which had sales of $0.6 million in the second quarter and $1.6 million in the first six months of 1998. Also contributing to the sales declines was the overall adverse impact of currency weakness in Europe and Latin America compared to the value of the U.S. dollar. The negative impact of foreign currency translation was $3.3 million for the second quarter and $4.4 million for the first six months of 1999. Excluding the impact of these items, sales would have increased by 2.4% for the quarter and 1.1% year-to-date.

Can sealant sales were down 3.7% for the quarter and 5.0% for the first six months due to customer consolidations and the impact of currency movements, offset by increased volume in Asia Pacific and a favorable price/mix variance in Europe and Latin America. Worldwide, closure sealants sales decreased 4.2% for the quarter and were essentially flat year-to-date, as higher sales of PVC and non-PVC applications in Europe were offset by lower sales in Asia Pacific and unfavorable currency exchange. Coatings were down 8.9% for the quarter and 3.6% for the six months as volume increases in Asia Pacific were offset by volume decreases in Latin America and Europe as well as unfavorable currency exchange.

Pre-Tax Operating Income

Darex Container Products' pre-tax operating income increased by 3.9% for the second quarter and 1.4% for the first six months of 1999. Excluding the gains resulting from sale of the can forming lubricants business ($0.3 million in 1999 and $1.5 million in 1998) and the currency translation effect, pretax operating income would have increased by 33.4% for the quarter and 16.7% for the six months. Continued productivity initiatives, principally restructuring and consolidation of infrastructure, resulted in reduced operating, selling and research and development expenses and slight improvements in gross margin. Year-to-date results include restructuring costs of $0.3 million recognized in the first quarter of 1999 from the implementation of Grace's productivity improvement program.

--------------------------------------------------------------------------------
DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

PACKAGING BUSINESS

As discussed in Notes 1 and 3 to the interim consolidated financial statements in this Report, the Spin-off and Merger were completed on March 31, 1998. Results from discontinued operations for the six months ended June 30, 1999 included $9.1 million ($5.7 million after-tax) for a related pension plan settlement loss, and for the six months ended June 30, 1998 included $32.6 million ($28.3 million after-tax) of costs related to the Packaging Business transaction and $8.4 million ($5.5 million after-tax) for a related pension plan curtailment loss.

--------------------------------------------------------------------------------
FINANCIAL CONDITION
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Grace's continuing operating activities provided net pretax cash of $57.7 million in the first six months of 1999, compared to using $235.5 million in the first six months of 1998. After giving effect to the net pretax cash used by operating activities of discontinued operations and payments of income taxes, the net cash used by operating activities was $19.3 million in the first six months of 1999 compared to $314.6 million for the same period in 1998. The decrease from the first six months of 1998 was primarily due to expenditures of $70.3 million in the first six months of 1999 for the defense and disposition of asbestos-related litigation, partially offset by $40.6 million received from settlements with certain insurance carriers in connection with such litigation, as compared to the net expenditure of $141.4 million for asbestos-related litigation in the first six months of 1998. In addition, environmental remediation payments totaled $15.0 million for the first six months of 1999 compared to $28.3 million in the first six months of 1998. There was also approximately $100.5 million decrease in long-term incentive compensation program disbursements in the first six months of 1999 compared to 1998. The long-term incentive compensation program has been discontinued going forward. Future disbursements on the runoff of existing plans will total less than $5.0 million over the next two years. Tax payments totaled $59.1 million compared to $27.8 million reflecting payments of previously established tax liabilities for open tax years under IRS examination.

Cash used for investing activities in the first six months of 1999 was $16.1 million, compared to $51.0 million in the first six months of 1998. The 1999 cash outflows for capital expenditures primarily relate to continued deployment of new information technology and added manufacturing equipment, principally at Grace Davison. Grace anticipates that total 1999 capital expenditures will be approximately $90.0 million, most of which will be directed towards its business segments and for capital improvement costs related to the 1999 move of the corporate headquarters to Columbia, Maryland.

Net cash provided by financing activities in the first six months of 1999 was $29.5 million. A portion of the short-term borrowings of $68.5 million were used to purchase $56.6 million of the Company's shares as part of the 1998 share repurchase program. Net cash provided by financing activities in the first six months of 1998 was $392.7 million, primarily reflecting the cash transfer of $1,256.6 million received in connection with the Packaging Business transaction and proceeds from the exercise of employee stock options, partially offset by net repayments of borrowings.

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

On June 30, 1999, Grace had committed borrowing facilities totaling $500.0 million, consisting of $250.0 million expiring in May 2000 and $250.0 million under a long-term facility expiring May 2003. These facilities support the issuance of commercial paper and bank borrowings, of which $146.8 million was outstanding on June 30, 1999. The aggregate amount of net unused and unreserved borrowings under short-term facilities at June 30, 1999 was $353.2 million.

In addition, Grace has an agreement to sell, on an ongoing basis, an approximate $100 million pool of eligible trade accounts receivable to a multi-seller receivables company (the "conduit") through a wholly-owned bankruptcy-remote special purpose subsidiary. Cash proceeds, net of remittances to the conduit for collections, received during the first six months of 1999 were $38.4 million and through June 30, 1999 aggregated $75.4 million since program inception.

Grace has targeted a ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization and special charges - as defined in Grace's borrowing facilities) of 1 to 1. However, Grace will consider exceeding this target as business needs dictate. The debt to EBITDA ratio for the six months ended June 30, 1999 was estimated at .67 to 1.

In April 1998, the Company's Board of Directors approved a program to repurchase up to 20% of the Company's outstanding shares in the open market (approximately 15,165,000 shares). Through June 30, 1999, the Company had acquired 9,379,000 shares of common stock for $138.7 million under the program (an average price per share of $14.79).

Grace believes that cash flows generated from future operations and committed borrowing facilities will be sufficient to meet its cash requirements for the foreseeable future.

ASBESTOS-RELATED MATTERS

In the first six months of 1999, Grace paid $29.7 million for the defense and disposition of asbestos-related property damage and personal injury litigation, net of amounts received under settlements with insurance carriers. Although the total amount to be paid in 1999 with respect to asbestos-related claims (after giving effect to payments to be received from insurance carriers) cannot be precisely estimated, Grace currently expects that it will expend approximately $40.0-$70.0 million (pretax) in 1999 to defend against and dispose of such claims. Such amounts are estimates of the probable cost of defending against and disposing of asbestos-related claims and probable recoveries from insurance carriers and are on an undiscounted basis - the ultimate outcomes of such matters cannot be predicted with certainty and estimates may change as actual experience evolves over time.

See Note 2 to the interim consolidated financial statements in this Report for further information concerning asbestos-related lawsuits and claims.

ENVIRONMENTAL MATTERS

There were no new or significant developments relating to environmental liabilities in the first six months of 1999.

For additional information relating to environmental liabilities, see Note 11 to the Consolidated Financial Statements in the 1998 10-K.

--------------------------------------------------------------------------------
YEAR 2000 COMPUTER SYSTEMS COMPLIANCE
--------------------------------------------------------------------------------

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

COMPLIANCE

As of June 30, 1999, 92% of the critical items are Year 2000 compliant and 8% are non-compliant. The non-compliant critical items include a laboratory information system, an upgrade to a waste water treatment control system, laboratory equipment, Grace electronic mail systems, a stock option processing system, and non-compliant personal computers and software applications at certain business segment locations. All of the remaining 8% of non-compliant critical items are expected to be remediated prior to October 31, 1999 (as compared to the mid-1999 date as was previously estimated), except for the stock option processing system. This system is in the process of being outsourced. If the system is not successfully outsourced by the end of 1999, then the stock option process will be performed manually by the outsourcing firm.

As of June 30, 1999, 59% of non-critical items are known to be compliant, 16% are non-compliant, with the compliance status of the remaining 25% of items being unknown. Grace will have contingency plans in place for any non-critical systems that have not been remediated by the end of 1999. Remediation for non-critical items will take place throughout 1999 and into 2000.

For non-IT systems, Grace's most significant internal Year 2000 exposure is with the process control systems that control the major Grace Davison plants. The hardware and system operating and application software associated with these systems have been assessed by the primary vendors providing these systems, and all but one system has been confirmed as being Year 2000 compliant by these vendors and, where appropriate, by internal testing. The remaining non-compliant system, which is scheduled to be replaced prior to September 1, 1999, is a wastewater treatment system.

Grace Construction Products' facilities primarily utilize a batch process approach for manufacturing and have limited automated process controls that may be directly impacted by Year 2000 issues. Darex Container Products has more than 20 manufacturing facilities worldwide and certain facilities have automated process controls. All critical process control systems for both Grace Construction Products and Darex Container Products have been reviewed using compliance information provided by their vendors and, where appropriate, internal testing, and all have been confirmed as Year 2000 compliant.

Grace has contacted its key customers and vendors (including telecommunications and utility providers, banks and governmental agencies) in an effort to ascertain their compliance status. Through June 30, 1999, 88% of key vendors and 74% of key customers had returned or made available to Grace information on their compliance status. Grace is analyzing these responses and following up on an on-going basis with those key vendors and customers who have not responded or whose responses are not adequate. Based on the responses received to date, Grace does not believe that the non-compliance of key customers will have a material adverse effect on Grace's financial condition or results of operations. However, Grace believes that widespread non-compliance by certain vendors such as utility providers could have a material adverse effect and is developing contingency plans to the extent they will be effective to address such non-compliance as described under "Contingency Plans" below.

REMEDIATION AND TESTING

Grace has documented remediation and validation testing plans in place for the remaining 8% of non-compliant critical IT and non-IT items and expects to have completed the remediation of all such remaining items prior to October 31, 1999, with the exception of the stock option processing system, as described in the Compliance section above. Remediation for non-critical items will take place throughout 1999 and into 2000. Grace will have contingency plans in place for any non-critical systems that have not been remediated by the end of 1999.

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

(SAP), which has represented that its systems used by Grace are Year 2000 compliant. Unrelated to its Year 2000 efforts, Grace commenced this project in 1995. Grace Construction Products and Darex Container Products have completed the implementation of the SAP software in North America and many countries throughout the rest of the world, and expect to complete the implementation in the remaining countries by September 30, 1999.

Grace Davison is implementing SAP in conjunction with Grace Construction Products and Darex Container Products in Asia Pacific and Latin America, respectively. In North America and Europe, Grace Davison will not convert to SAP until after December 31, 1999. In North America, Grace Davison has installed new software releases to upgrade existing systems and has contracted with outside programming services to resolve its Year 2000 issues. All such systems in North America are now fully remediated, tested and confirmed as being Year 2000 compliant. In Europe, Grace Davison uses a largely internally developed software program that is now supported and maintained by a third party, to provide its business and financial systems support. This third party vendor has provided Grace Davison with a version of system software that has been tested and confirmed as being Year 2000 compliant.

COSTS

Grace estimates as of June 30, 1999, the total cost of its Year 2000 efforts is not expected to exceed $4.6 million, of which approximately $2.2 million has been spent to date. The largest portion of the remaining expenditures is for replacement costs for non-compliant laboratory equipment and personal computers.

The total cost excludes the cost of the SAP implementation since, despite being a critical component of the Grace Year 2000 remediation effort, this was a project that was already planned and was not accelerated due to Year 2000 issues. This amount also excludes internal costs, principally the payroll costs, of IT personnel not solely devoted to the Year 2000 remediation effort. No material IT or non-IT projects were delayed due to the Grace Year 2000 remediation effort.

CONTINGENCY PLANS

Grace is in the process of developing and evaluating various contingency plans to cover Year 2000 failures. For IT systems, Grace is considering closing of the financial books as of midnight on December 30, 1999, since December 31 is considered a company holiday, designing a means to enter data into key Grace information systems in the event of telecommunication failure in certain countries, and using diesel generators in the case of power failure at key data processing facilities. For non-IT systems plans include building up inventories and, where possible, identifying alternative manufacturing locations for product. One key Grace plant already has its own power generation capability.

RISK

If Grace fails to take appropriate remedial action, Year 2000 non-compliance could have a material adverse effect on the financial condition or results of operations of Grace. However, Grace believes that the efforts being taken to ensure Year 2000 compliance outlined above, together with contingency planning, will be effective to minimize interruptions or loss of business, or environmental, health and safety risks. One possible exception to this conclusion is in the case of widespread or extended infrastructure failures by utility providers (power, water, gas, etc.) at key Grace manufacturing locations. Widespread infrastructure failure or extended infrastructure failure at these sites could affect the ability of Grace to manufacture products and meet the demands of its customers.

The foregoing Year 2000 discussion is based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the readiness of third parties and Grace's ability to respond to unforeseen Year 2000 complications.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Grace had no outstanding interest rate swap agreements on June 30, 1999. For further information concerning Grace's quantitative and qualitative disclosures about market risk, refer to Note 10 in the Consolidated Financial Statements in the 1998 Form 10-K.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         (a) Note 2 to the interim consolidated financial statements in Part I of this Report is incorporated herein by reference.

         (b) Reference is made to the section entitled "Securities and Exchange Commission Lawsuit" in Item 3 of Grace's 1998 Form 10-K for information concerning an action filed by the Securities and Exchange Commission ("SEC") charging that from 1991 through 1995 Grace deferred reporting income earned by a subsidiary, primarily to smooth earnings of its former health care group in violation of the antifraud, reporting and books and records provisions of the Securities and Exchange Act of 1934. On June 30, 1999, Grace confirmed that it had reached agreement with the SEC on a settlement of the SEC's charges. Under the settlement, Grace consented to a cease and desist order without admitting or denying the SEC's findings. Grace also agreed to establish a $1 million fund to be used for programs in the public sector to further awareness and education relating to financial statements and generally accepted accounting principles.

         (c) Reference is made to the section entitled "U.S. Justice Department Lawsuit" in Item 3 of Grace's 1998 Form 10-K for information concerning a lawsuit alleging that Baker & Taylor Books, a book wholesaler sold by Grace in 1992, overcharged public schools, libraries, and federal agencies over a ten year period (now identified as 1985 to 1995). During the second quarter of 1999, Baker & Taylor, Inc. (the entity that currently owns Baker & Taylor Books) entered into a separate settlement with the United States Government. The case continues with claims by the United States against Grace and by the State of California against Grace and Baker & Taylor, Inc.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 1999 Annual Meeting of Stockholders was held on May 11, 1999. At the Annual Meeting, the Company's stockholders (a) elected two Class I Directors for a term expiring in 2002; and (b) ratified the selection of PricewaterhouseCoopers LLP as independent certified public accountants of the Company and its consolidated subsidiaries for 1999.

         The results of voting at the Annual Meeting are as follows:

                                           VOTES

          MATTER                          FOR           AGAINST*      ABSENTIONS
          ------                          ---           --------      ----------

          Election of Directors

            Marye Anne Fox             61,233,833       1,119,333         0

            Thomas A. Vanderslice      61,185,324       1,167,842         0

          MATTER                          FOR           AGAINST*      ABSENTIONS
          ------                          ---           --------      ----------

          Selection of
          Independent
          Accountants                  61,461,812        598,876       292,478


     * With respect to the election of directors, the form of proxy permitted stockholders to check boxes indicating votes either "for" or "withheld;" votes relating to directors designated above as "against" are votes cast as "withheld."

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q.

                4.1    364-Day Credit Agreement dated as of May 5, 1999 among W.
                       R. Grace & Co.-Conn.; W. R. Grace & Co.; the several banks parties thereto; Bank of America National Trust and Savings Association, as documentation agent; The Chase Manhattan Bank, as administrative agent for such banks; and Chase Securities Inc., as bank manager.

                10.1 Employment Agreement dated May 11, 1999 between W. R. Grace & Co.-Conn. and Robert M. Tarola.

                12.1 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.

                27.1   Financial Data Schedule.

         (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the second quarter and to date during the third quarter of 1999.

                                    SIGNATURE
                                    ---------

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               W. R. GRACE & CO.
                                               -----------------
                                                 (Registrant)

Date: August 13, 1999                          By /s/ Robert M. Tarola
                                                  -----------------------------
                                                  Robert M. Tarola
                                               Senior Vice President and Chief
                                               Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION OF EXHIBIT

   4.1          364-Day Credit Agreement dated as of May 5, 1999, among W. R.
                Grace & Co.-Conn.; W. R. Grace & Co.; the several banks parties thereto; Bank of America National Trust and Savings Association, as documentation agent; The Chase Manhattan Bank, as administrative agent for such banks; and Chase Securities Inc., as bank manager.

   10.1 Employment Agreement dated May 11, 1999, between W. R. Grace & Co.- Conn. and Robert M. Tarola.

   12.1 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.

   27.1         Financial Data Schedule.