Form 10-Q
period 1999-09-30
W R GRACE & CO
filed 1999-11-12
CIK 1045309

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-13953

                                W. R. GRACE & CO.

        Delaware                                               65-0773649
------------------------                               ------------------------
(State of Incorporation)                                    (I.R.S. Employer
                                                           Identification No.)


                                7500 Grace Drive
                            Columbia, Maryland 21044
                                 (410) 531-4000
                    -----------------------------------------
                     (Address and phone number of principal
                               executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


     Yes    X                                           No
        --------                                           --------

71,784,925 shares of Common Stock, $.01 par value, were outstanding at October 31, 1999.

                       W. R. GRACE & CO. AND SUBSIDIARIES

                                Table of Contents
                                -----------------

                                                                                                      Page No.
PART I.    FINANCIAL INFORMATION                                                                      --------
------
Item 1.             Financial Statements - Unaudited

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

                    Consolidated Statement of Cash Flows                                                I - 2

                    Consolidated Balance Sheet                                                          I - 3

                    Consolidated Statement of Shareholders' Equity                                      I - 4

                    Notes to Consolidated Financial Statements                                     I - 5 to I - 14

Item 2.             Management's Discussion and Analysis of Results of Operations and
                    Financial Condition                                                           I - 15 to I - 24

Item 3.             Quantitative and Qualitative Disclosures About Market Risk                         I - 25


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------

------------------------------------------------------------------------------------------------------------------------
W. R. GRACE & CO. AND SUBSIDIARIES                                    THREE MONTHS ENDED          NINE MONTHS ENDED
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)                        SEPTEMBER 30,               SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------------
Amounts  in millions, except per share amounts                        1999          1998          1999         1998
------------------------------------------------------------------------------------------------------------------------

Net sales.......................................................    $    372.2   $    380.3    $  1,090.7    $  1,091.0
Other income....................................................          10.9          7.1          27.7          23.1
                                                                   ------------  -----------   -----------  ------------

                                                                         383.1        387.4       1,118.4       1,114.1
                                                                   ------------  -----------   -----------  ------------


Cost of goods sold and operating expenses.......................         212.6        228.3         635.7         662.1
Selling, general and administrative expenses....................          81.0         80.8         237.8         240.1
Research and development expenses ..............................          10.6         10.9          31.8          31.9
Depreciation and amortization ..................................          23.8         22.7          67.8          66.5
Interest expense and related financing costs ...................           3.9          3.9          12.9          15.1
Provision for restructuring ....................................          --           --             4.3          --
                                                                   ------------  -----------   -----------  ------------

                                                                         331.9        346.6         990.3       1,015.7
                                                                   ------------  -----------   -----------  ------------

Income from continuing operations before income taxes ..........          51.2         40.8         128.1          98.4
Provision for income taxes .....................................          18.4         15.5          46.1          37.4
                                                                   ------------  -----------   -----------  ------------

     INCOME FROM CONTINUING OPERATIONS..........................          32.8         25.3          82.0          61.0
Income from discontinued operations, net of tax ................           9.2          1.0           5.7          --
                                                                   ------------  -----------   -----------  ------------
Income before extraordinary item ...............................          42.0         26.3          87.7          61.0
Extraordinary item - loss from extinguishment of debt, net of tax         --           --            --           (35.2)
                                                                   ------------  -----------   -----------  ------------

     NET INCOME.................................................    $     42.0   $     26.3    $     87.7    $     25.8
                                                                   ============  ===========   ===========  ============

------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE:
     Continuing operations .....................................    $    0.46    $    0.34     $    1.16    $     0.81
     Net income ................................................    $    0.59    $    0.35     $    1.24    $     0.34

Average number of basic shares .................................        71.2         74.6          70.8          75.1

DILUTED EARNINGS PER SHARE:
     Continuing operations .....................................    $    0.44    $    0.32     $    1.11    $     0.76
     Net income ................................................    $    0.56    $    0.33     $    1.18    $     0.32

Average number of diluted shares ...............................        74.6         78.5          74.1          80.2

------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are integral to these statements.

------------------------------------------------------------------------------------------------------------------------
W. R. GRACE & CO. AND SUBSIDIARIES                                                                NINE MONTHS ENDED
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)                                                    SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------------
Dollars in millions                                                                               1999         1998
------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Income from continuing operations before income taxes ...................................      $    128.1   $      98.4
Reconciliation to cash  provided by/(used for) operating activities:
     Depreciation and amortization ......................................................            67.8          66.5
     Gain on disposal of assets .........................................................            (3.8)         --
     Noncash charge for pension settlement ..............................................             1.9          --
     Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency exchange:
         Increase in notes and accounts receivable, net..................................           (12.5)        (43.2)
         Increase in inventories ........................................................            (4.6)         (8.7)
         Decrease in other current assets due to sales of accounts receivable ...........            38.5          --
         Proceeds from asbestos-related insurance settlements ...........................            53.7          65.2
         Expenditures for asbestos-related litigation ...................................           (94.0)       (207.3)
         Decrease in accounts payable ...................................................           (11.4)         (6.6)
         Decrease in accrued liabilities ................................................           (31.2)       (144.2)
         Other ..........................................................................           (22.8)        (27.5)
                                                                                               -----------  ------------

     NET PRE-TAX CASH PROVIDED BY/(USED FOR) OPERATING ACTIVITIES
       OF CONTINUING OPERATIONS..........................................................           109.7        (207.4)
Net pre-tax cash used for operating activities of discontinued operations................           (23.3)        (47.3)
                                                                                               -----------  ------------

     NET PRE-TAX CASH PROVIDED BY/(USED FOR) OPERATING ACTIVITIES .......................            86.4        (254.7)
Income taxes paid, net of refunds .......................................................           (65.2)        (34.3)
                                                                                               -----------  ------------

     NET CASH PROVIDED BY/(USED FOR) OPERATING ACTIVITIES ...............................            21.2        (289.0)
                                                                                               -----------  ------------


INVESTING ACTIVITIES
Capital expenditures ....................................................................           (54.4)        (65.1)
Businesses acquired in purchase transactions, net of cash acquired ......................             (.5)         --
Net investing activities of discontinued operations .....................................           (54.1)        (14.3)
Net proceeds from divestments ...........................................................           183.0           4.0
Proceeds from disposal of assets ........................................................            20.5          --
                                                                                               -----------  ------------
     NET CASH PROVIDED BY/(USED FOR) INVESTING ACTIVITIES ...............................            94.5         (75.4)
                                                                                               -----------  ------------


FINANCING ACTIVITIES
Repayments of borrowings having original maturities in excess of three months ...........            --          (698.4)
Repayments of borrowings having original maturities of three months or less .............           (32.2)       (163.2)
Exercise of stock options ...............................................................            25.3          44.1
Purchase of treasury stock ..............................................................           (58.7)        (35.5)
Net financing activity of discontinued operations .......................................           (27.5)      1,256.6
                                                                                               -----------  ------------
     NET CASH (USED FOR)/PROVIDED BY FINANCING ACTIVITIES ...............................           (93.1)        403.6
                                                                                               -----------  ------------


Effect of currency exchange rate changes on cash and cash equivalents ...................            (2.2)           .6
                                                                                               -----------  ------------

     INCREASE IN CASH AND CASH EQUIVALENTS ..............................................      $     20.4   $      39.8
                                                                                               ===========  ============

------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are integral to these statements.

------------------------------------------------------------------------------------------------------------------------
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------
                                                                                    SEPTEMBER 30,            December 31,
Dollars in millions, except par value and shares                                        1999                     1998
------------------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
Cash and cash equivalents ...................................................     $           85.7    $           65.3
Notes and accounts receivable, net ..........................................                206.2               196.9
Inventories .................................................................                130.1               130.1
Asbestos-related insurance receivable .......................................                 57.7                66.7
Deferred income taxes .......................................................                 76.6                81.0
Other current assets ........................................................                 36.1                85.6
                                                                                  ------------------  ------------------
     TOTAL CURRENT ASSETS ...................................................                592.4               625.6

Properties and equipment, net of accumulated depreciation and
     amortization of $902.6 (1998 - $879.1) .................................                621.4               661.4
Goodwill, less accumulated amortization of $7.2 (1998 - $9.8) ...............                 18.8                37.8
Asbestos-related insurance receivable .......................................                332.9               376.3
Deferred income taxes .......................................................                378.4               406.9
Other assets ................................................................                467.5               469.8
                                                                                  ------------------  ------------------
     TOTAL ASSETS ...........................................................     $        2,411.4    $        2,577.8
                                                                                  ==================  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt .............................................................     $           76.8    $           80.6
Accounts payable ............................................................                113.5               123.7
Income taxes payable ........................................................                 81.5               135.3
Liability for asbestos-related litigation ...................................                149.9                95.5
Other current liabilities ...................................................                269.3               253.1
                                                                                  ------------------  ------------------
     TOTAL CURRENT LIABILITIES ..............................................                691.0               688.2

Long-term debt ..............................................................                  8.1                32.8
Deferred income taxes .......................................................                 20.0                24.5
Noncurrent liability for asbestos-related litigation ........................                955.9             1,104.4
Other liabilities ...........................................................                595.2               640.3
                                                                                  ------------------  ------------------
     TOTAL LIABILITIES ......................................................              2,270.2             2,490.2
                                                                                  ------------------  ------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock issued, par value $.01; 300,000,000 shares authorized;
         outstanding: 1999 - 71,758,000; 1998 - 72,503,000 ..................                   .7                  .7
Paid in capital .............................................................                419.4               409.3
Retained earnings ...........................................................               (129.4)             (157.6)
Deferred compensation trust .................................................                  (.6)                (.8)
Treasury stock, at cost:  4,119,600 common shares (1998 - 5,149,100) ........                (54.0)              (83.1)
Accumulated other comprehensive loss ........................................                (94.9)              (80.9)
                                                                                  ------------------  ------------------
     TOTAL SHAREHOLDERS' EQUITY .............................................                141.2                87.6
                                                                                  ------------------  ------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............................     $        2,411.4    $        2,577.8
                                                                                  ==================  ==================

------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are integral to these statements.

-----------------------------------------------------------------------------------------------------------------------------
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------
                                    Common                                                    Accumulated
                                    Stock and                     Deferred                       Other            TOTAL
                                    Paid in       Retained      Compensation    Treasury     Comprehensive     SHAREHOLDERS'
Dollars in millions                 Capital       Earnings          Trust         Stock      Income/(Loss)        EQUITY
-----------------------------------------------------------------------------------------------------------------------------

BALANCE, JULY 1, 1999 ........    $  407.3      $  (171.4)    $      (.6)     $  (50.3)   $    (96.0)       $     89.0
Net income ...................        --             42.0           --            --            --                42.0
Purchase of common stock .....        --             --             --            (3.7)         --                (3.7)
Issuance of shares under
stock plans ..................        12.8           --             --            --            --                12.8
Change in unrealized
appreciation on marketable
security .....................        --             --             --            --            (3.0)             (3.0)
Foreign currency translation
adjustment....................        --             --             --            --             4.1               4.1
                                  ------------  -----------   --------------  ----------  --------------    -----------------
BALANCE, SEPTEMBER 30, 1999 ..    $  420.1      $  (129.4)    $      (.6)     $  (54.0)   $    (94.9)       $    141.2
                                  ============  ===========   ==============  ==========  ===============   =================

BALANCE, DECEMBER 31, 1998 ...    $  410.0      $  (157.6)    $      (.8)     $  (83.1)   $    (80.9)       $     87.6
Net income ...................        --             87.7           --            --            --                87.7
Purchase of common stock .....        --             --             --           (59.3)         --               (59.3)
Retirement of treasury stock .       (28.9)         (59.5)          --            88.4          --                --
Issuance of shares under stock
plans ........................        39.0           --               .2          --            --                39.2
Change in unrealized
appreciation on marketable
security .....................        --             --             --            --             0.9               0.9
Foreign currency translation
adjustment ...................        --             --             --            --           (14.9)            (14.9)
                                  ------------  -----------   --------------  ----------  --------------    -----------------
BALANCE, SEPTEMBER 30, 1999...    $  420.1      $  (129.4)    $      (.6)     $  (54.0)   $    (94.9)       $    141.2
                                  ============  ===========   ==============  ==========  ===============   =================

-----------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are integral to these statements.

                       W. R. GRACE & CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  CHANGE IN ORGANIZATION AND BASIS OF PRESENTATION

W. R. Grace & Co., through its subsidiaries, is primarily engaged in specialty chemicals businesses on a worldwide basis. These businesses consist of refining catalysts, chemical catalysts and silica products (Grace Davison), specialty construction chemicals and building materials (Grace Construction Products) and container protection products (Darex Container Products). Collectively, Grace Construction Products and Darex Container Products form the Grace Performance Chemicals business unit.

W. R. Grace & Co. conducts substantially all of its business through a direct, wholly owned subsidiary, W. R. Grace & Co.-Conn. (Grace-Conn.). Grace-Conn. owns substantially all of the assets, properties and rights of W. R. Grace & Co., either directly or through subsidiaries. On a consolidated basis, Grace-Conn.'s statement of operations, statement of cash flows and balance sheet are substantially the same as those of W. R. Grace and Co.'s as reflected in the interim consolidated financial statements included herein.

As used in these notes, the term "Company" refers to W. R. Grace & Co. The term "Grace" refers to the Company and/or one or more of its subsidiaries and, in certain cases, their respective predecessors. Grace has classified certain businesses as discontinued operations.

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

The results of operations for the three and nine month interim periods ended September 30, 1999 are not necessarily indicative of the results of operations for the year ending December 31, 1999.

Balance sheet information relating to a discontinued business is not restated for periods prior to the date of classification of a business as a discontinued operation. Accordingly, "Net pre-tax cash used for operating activities of discontinued operations" excludes the effects of changes in working capital of discontinued operations prior to their classification as such. The net investing and financing activities of discontinued operations represent cash flows of discontinued operations subsequent to the respective dates of such classifications.

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


2. ASBESTOS RELATED LITIGATION

Grace is a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products and expects that it will be named as a defendant in additional asbestos-related lawsuits in the future. Grace was a defendant in 48,295 asbestos-related lawsuits on September 30, 1999 (11 involving claims for property damage and the remainder involving 102,894 claims for personal injury), as compared to 45,086 lawsuits on December 31, 1998 (14 involving claims for property damage and the remainder involving 97,017 claims for personal injury).

PROPERTY DAMAGE LITIGATION

The plaintiffs in property damage lawsuits generally seek to have the defendants absorb the cost of removing, containing, or repairing the asbestos-containing materials in the affected buildings. Each property damage case is unique in that the age, type, size and use of the building, and the difficulty of asbestos abatement, if necessary, vary from structure to structure. Thus, the amounts involved in prior dispositions of property damage cases are not necessarily indicative of the amounts that may be required to dispose of cases in the future. Information regarding product identification, the amount of product in the building, the age, type, size and use of the building, the jurisdictional history of prior cases and the court in which the case is pending provide meaningful guidance as to the range of potential costs. Some of this information is not yet available in the property damage cases currently pending against Grace. Accordingly, it is not possible to estimate with precision the costs of defending against and disposing of these cases. In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies", Grace has recorded an accrual for all existing property damage cases for which sufficient information is available to form a reasonable estimate of such exposure.

Through September 30, 1999, 140 asbestos property damage cases were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in seven cases for a total of $60.3 million; and 203 property damage cases were settled for a total of $603.8 million. Property damage case activity for the nine months ended September 30, 1999 was as follows:


--------------------------------------------------------------------------------
Cases outstanding, December 31, 1998.................................      14
New cases filed......................................................      --
Settlements..........................................................     (3)
Dismissals...........................................................      --
                                                                          ---
     Cases outstanding, September 30, 1999...........................      11
                                                                           ==
--------------------------------------------------------------------------------

PERSONAL INJURY LITIGATION

Personal injury claims are generally similar to each other (differing primarily in the type of asbestos-related illness allegedly suffered by the plaintiff). However, Grace's estimated liability for such claims is influenced by numerous variables, including the solvency of other former asbestos producers, cross-claims by co-defendants, the rate at which new claims are filed, the jurisdiction in which the filings are made, and the defense and disposition costs associated with these claims. Grace's personal injury liability reflects management's estimate of the number and ultimate cost of present and future personal injury claims expected to be asserted through 2039 (the date by which all personal injury claims related to Grace are expected to be known, given demographic assumptions of possible exposure to asbestos products manufactured by Grace).

Through September 30, 1999, approximately 13,800 asbestos personal injury lawsuits involving 31,500 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 47,300 lawsuits involving 122,700 claims were disposed of (through settlement and judgments) for a total of $398.3 million. Personal injury claim activity for the nine months ended September 30, 1999 was as follows:


--------------------------------------------------------------------------------
Claims outstanding, December 31, 1998..............................    97,017
New claims.........................................................    20,629
Settlements........................................................   (13,945)
Dismissals.........................................................      (803)
Judgments..........................................................        (4)
                                                                      -------
     Claims outstanding, September 30, 1999........................   102,894
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

                                                                                       SEPTEMBER 30,  December 31,
Dollars in millions                                                                        1999           1998
-------------------------------------------------------------------------------------------------------------------
Current liability for asbestos-related litigation (estimated payments within one year)..  $  149.9     $    95.5
Noncurrent liability for asbestos-related litigation (estimated payments beyond one year)    955.9       1,104.4
                                                                                          --------     ---------

     Total asbestos-related liability (including $3.3 - 1999 and $5.8 - 1998
     payable under negotiated settlements)..............................................  $1,105.8      $1,199.9
                                                                                          ========      ========


ASBESTOS-RELATED INSURANCE RECEIVABLE

Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. Activity in Grace's notes receivable from insurance carriers and asbestos-related insurance receivable during the nine months ended September 30, 1999 was as follows:

Dollars in millions
NOTES RECEIVABLE
Notes receivable from insurance carriers on December 31, 1998, net of discount of $2.3 ..............  $   18.0
Proceeds received under asbestos-related insurance settlements.......................................     (12.2)
Current period amortization of discount..............................................................       1.3
                                                                                                       --------
     Notes receivable from insurance carriers on September 30, 1999, net of discount of $1.0.........  $    7.1
                                                                                                       --------
INSURANCE RECEIVABLE
Asbestos-related insurance receivable on December 31, 1998...........................................   $ 425.0
Proceeds received under asbestos-related insurance settlements.......................................     (41.5)
                                                                                                       --------
     Asbestos-related insurance receivable on September 30, 1999.....................................   $ 383.5
                                                                                                        -------
     Total amounts due from insurance carriers.......................................................   $ 390.6
                                                                                                        =======


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

Grace's ultimate exposure with respect to its asbestos-related cases and claims partly depends on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlements, and litigation costs. In Grace's opinion, it is probable that recoveries from its insurance carriers (including amounts reflected in the receivable discussed above), along with other funds, will be available to satisfy the property damage and personal injury cases and claims pending at September 30, 1999, as well as personal injury claims expected to be filed through 2039. Consequently, Grace believes that the resolution of its asbestos-related litigation will not have a material adverse effect on its consolidated financial position or results of operations.

For additional information, see Note 2 to the Consolidated Financial Statements in the 1998 Form 10-K.


3. DISCONTINUED OPERATIONS

PACKAGING BUSINESS TRANSACTION

As discussed in Note 1, the Spin-off and the Merger were completed on March 31, 1998. Prior to the spin-off and the Merger, Old Grace and a Packaging Business subsidiary borrowed $1,258.8 million (inclusive of $2.2 million of bank fees) and made a cash transfer of $1,256.6 million to Grace, which used the transferred funds to repay substantially all of Grace's debt (see Note 5 to the interim consolidated financial statements in this Report). The borrowed funds are shown as a net financing activity of discontinued operations in the accompanying Consolidated Statement of Cash Flows. In the Merger and a related recapitalization, for each Old Grace common share outstanding at the close of trading on March 31, 1998, each shareholder received .536 shares of New Sealed Air common stock and .475 shares of New Sealed Air convertible preferred stock. Upon the completion of the Spin-off and the Merger, the shareholders of Old Grace owned (a) 100% of the specialty chemicals businesses (through their ownership of 100% of the Company's outstanding shares) and (b) approximately 63% of New Sealed Air, on a fully diluted basis.

The Packaging Business transaction resulted in an adjustment to shareholders' equity of $196.4 million, representing Grace's investment in the Packaging Business less the $1,258.8 million of borrowings discussed above.

During 1998, Grace made certain amendments to one of its domestic pension plans which included offering a lump sum settlement option to former Grace employees not currently receiving benefits. During the second quarter of 1999, a significant number of the lump sum offers were settled. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits," the Company recognized a pre-tax loss of $11.0 million during the nine months ended September 30, 1999, in connection with these settlements. A pre-tax non-cash charge of $9.1 million ($5.7 million after-tax) is included in "Income from discontinued operations, net of tax" in the accompanying Consolidated Statement of Operations as it relates to settlements with former Packaging Business employees. A pre-tax noncash charge of $1.9 million is included in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations for settlements relating to former Grace employees not associated with the former Packaging Business.

The Packaging Business transaction also required the Company to split certain pension plans and recognize a net curtailment loss for other plans. In accordance with SFAS No. 88, the Company recognized a net pre-tax loss of $8.4 million ($5.5 million after-tax) for the three months ended March 31, 1998, in connection with these plans. This net pre-tax loss is included in "Income from discontinued operations, net of tax" in the accompanying Consolidated Statement of Operations.

HEALTH CARE

Cross Country Staffing
In July 1999, the Company completed the sale of substantially all of its interest in Cross Country Staffing (CCS), a provider of temporary nursing and other healthcare services for total cash proceeds of $183.0 million, subject to certain post-closing adjustments. The Company's investment in CCS had been accounted for under the equity method. The sale resulted in a net pre-tax gain of $74.8 million ($32.1 million after-tax) including the cost of the Company's purchase of the interests held by third parties in CCS and the amount payable under CCS's phantom equity plan prior to closing under the sale transaction. The gain and the operations of CCS prior to the sale are included in "Income from discontinued operations, net of tax" in the accompanying Consolidated Statement of Operations. Certain liabilities, primarily related to tax liabilities of CCS, are being retained by the Company and are included in other current liabilities in the accompanying Consolidated Balance Sheet.

RETAINED OBLIGATIONS

Under certain divestiture agreements, the Company has retained contingent obligations that could develop into situations where accruals for estimated costs of defense or loss would be recorded in a period subsequent to divestiture under generally accepted accounting principles. The Company assesses its retained risks quarterly and accrues amounts estimated to be payable related to these obligations.

During the three months ended September 30, 1999, the Company revised its estimate of the outcome of certain of these retained contingent obligations based on current circumstances and, as a result, recorded an additional charge of $25.7 million ($16.7 million after-tax). This charge is included in "Income from discontinued operations, net of tax" in the accompanying Consolidated Statement of Operations.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS

Results of discontinued operations for the three months and the nine months ended September 30, 1999 and 1998 were as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
Dollars in millions                                              1999          1998           1999           1998
------------------------------------------------------------- -----------    ----------    -----------    -----------
PACKAGING BUSINESS TRANSACTION
Net sales...............................................      $     --       $     --      $     --       $   431.2
                                                              -----------    ----------    -----------    -----------
(Loss)/income from discontinued operations before taxes             --             --            (9.1)          6.2
Income tax provision ...................................            --             --             3.4           8.8
                                                              -----------    ----------    -----------    -----------
     Loss from discontinued operations .................      $     --       $     --      $     (5.7)    $    (2.6)
                                                              -----------    ----------    -----------    -----------

HEALTH CARE
Net sales...............................................      $     --       $     --      $     --       $    --
                                                              -----------    ----------    -----------    -----------
(Loss)/income from discontinued operations before taxes            (13.3)           2.1          (8.6)          5.8
Income tax provision/(benefit) .........................             7.1           (1.1)          4.6          (3.2)
                                                              -----------    ----------    -----------    -----------
     (Loss)/income from discontinued operations ........      $     (6.2)    $      1.0    $     (4.0)    $     2.6
                                                              -----------    ----------    -----------    -----------

Total operating results of discontinued operations......      $     (6.2)    $      1.0    $     (9.7)    $    --
Net pre-tax gain on disposal of operations..............            74.8           --            74.8          --
Income tax provision on gain on disposal of operations..           (42.7)          --           (42.7)         --
Other charges, net of tax...............................           (16.7)          --           (16.7)         --
                                                              -----------    ----------    -----------    -----------
     Income from discontinued operations, net of tax....      $      9.2     $      1.0    $      5.7     $    --
                                                              ===========    ==========    ===========    ===========

Basic income per share from discontinued operations ....      $      0.13    $      0.01   $      0.08    $    --
Diluted income per share from discontinued operations ..      $      0.12    $      0.01   $      0.07    $    --

---------------------------------------------------------------------------------------------------------------------

The operating results of Grace's other discontinued operations are reflected in movements of assets and liabilities previously established to account for estimated financial activities related to such divested businesses.


4. OTHER BALANCE SHEET ITEMS

------------------------------------------------------------------------------------------------------------------------
                                                                                       SEPTEMBER 30,     December 31,
Dollars in millions                                                                         1999             1998
------------------------------------------------------------------------------------------------------------------------
INVENTORIES
Raw materials .......................................................................      $     43.7       $     43.2
In process ..........................................................................            11.3             11.3
Finished products ...................................................................            80.5             77.9
General merchandise .................................................................            19.7             23.3
Less:  Adjustment of certain inventories to a last-in/first-out (LIFO) basis ........           (25.1)           (25.6)
                                                                                           ------------     ------------
                                                                                           $    130.1       $    130.1
                                                                                           ============     ============

------------------------------------------------------------------------------------------------------------------------
                                                                                           SEPTEMBER 30,    December 31,
Dollars in millions                                                                           1999             1998
------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
Prepaid pension costs ...............................................................      $    263.2       $    256.1
Deferred charges ....................................................................            46.5             49.8
Long-term receivables, less allowances of $18.4 (1998 - $17.1).......................            22.2             23.5
Marketable securities ...............................................................            27.9             26.4
Cash surrender value of company owned life insurance ................................            79.8             78.7
Patents, licenses and other intangible assets .......................................            27.9             35.3
                                                                                           ------------     ------------
                                                                                           $    467.5       $    469.8
                                                                                           ============     ============

------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
OTHER CURRENT LIABILITIES
Estimated costs to satisfy retained obligations of divested businesses ..............      $     98.0       $     76.4
Accrued compensation ................................................................            32.8             30.6
Estimated costs of announced business restructuring plans ...........................            21.2             33.3
Estimated costs of environmental site remediation ...................................            39.3             37.5
Accrued interest ....................................................................             4.4              5.4
Other accrued liabilities ...........................................................            73.6             69.9
                                                                                           ------------     ------------
                                                                                           $    269.3       $    253.1
                                                                                           ============     ============

------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
OTHER LIABILITIES
Postretirement benefits other than pensions .........................................      $    204.6       $    211.3
Estimated costs of environmental site remediation ...................................           182.5            203.0
Pension benefits ....................................................................           138.4            141.8
Deferred compensation ...............................................................            34.0             42.9
Long-term self insurance reserve ....................................................            18.0             21.4
Other accrued liabilities ...........................................................            17.7             19.9
                                                                                           ------------     ------------
                                                                                           $    595.2       $    640.3
                                                                                           ============     ============

------------------------------------------------------------------------------------------------------------------------

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

As a result of this extinguishment of debt, Grace incurred a pre-tax charge of $56.3 million ($35.2 million after-tax, or a basic loss per share of $0.47; diluted loss per share of $0.44) for premiums paid in excess of the Notes' principal amounts and other costs incurred in connection with the purchase of the Notes and MTNs (including the costs of settling related interest rate swap agreements). These costs are presented as an extraordinary item in the accompanying Consolidated Statement of Operations. On September 30, 1999, and December 31, 1998, the Company's short-term and long-term debt was as follows:

------------------------------------------------------------------------------------------------------------------------
                                                                                       SEPTEMBER 30,     December 31,
Dollars in millions                                                                         1999             1998
------------------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
Bank borrowings  ....................................................................   $     47.3       $     75.0
Current maturities of long-term debt ................................................         24.7             --
Other short-term borrowings ........................................................           4.8              5.6
                                                                                        ------------     ------------
                                                                                        $     76.8       $     80.6
                                                                                        ============     ============

LONG-TERM DEBT
8.0% Notes Due 2004  ................................................................   $      5.7       $      5.7
7.4% Notes Due 2000 .................................................................         --               24.7
7.75% Notes Due 2002 ................................................................          2.0              2.0
Sundry indebtedness ................................................................            .4               .4
                                                                                        ------------     ------------
                                                                                        $      8.1       $     32.8
                                                                                        ============     ============

------------------------------------------------------------------------------------------------------------------------

In May 1999, Grace entered into a $250.0 million credit facility under a 364-day credit agreement expiring May 2000. In addition, Grace maintains a $250.0 million long-term facility expiring in May 2003. At September 30, 1999, the Company had $47.3 million of bank borrowings outstanding under these facilities. The aggregate amount of net unused and unreserved borrowings under short-term facilities at September 30, 1999 was $452.7 million.


6. SHAREHOLDERS' EQUITY

The Company is authorized to issue 300,000,000 shares of common stock. Of the common stock unissued on September 30, 1999, approximately 12,848,000 shares were reserved for issuance pursuant to stock options and other stock incentives. In the first nine months of 1999, the Company granted a total of 2,299,290 options with an average exercise price of $13.19. In 1998, the Company granted a total of 3,316,826 options with an average exercise price of $19.12.

In April 1998, the Company's Board of Directors approved a program to repurchase up to 20% of the Company's outstanding shares in the open market (approximately 15,165,000 shares). Through September 30, 1999, the Company had acquired 9,596,400 shares of common stock for $142.4 million under the program (an average price per share of $14.84). In January, 1999, Grace retired 5,476,800 shares of treasury stock with a cost basis of $88.4 million, which is reflected in the accompanying Consolidated Statement of Shareholders' Equity.

For additional information, see Notes 12 and 14 to the Consolidated Financial Statements in the 1998 Form 10-K.

7. EARNINGS PER SHARE

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share from continuing operations for the three months and the nine months ended September 30, 1999 and 1998:

-------------------------------------------------------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,             SEPTEMBER 30,
Amounts in millions, except  per share amounts                           1999         1998        1999          1998
-------------------------------------------------------------------------------------------------------------------------
NUMERATOR:
     Income from continuing operations...........................      $   32.8     $   25.3    $   82.0      $     61.0
                                                                      ===========  ===========  ==========   ============
DENOMINATOR:
     Weighted average common shares - basic calculation .........          71.2         74.6        70.8            75.1

       Effect of dilutive securities:
       Employee compensation-related shares .....................           3.4          3.9         3.3             5.1
                                                                      -----------  -----------  ----------   ------------

        Weighted average common shares - diluted calculation ....          74.6         78.5        74.1            80.2
                                                                      ===========  ===========  ==========   ============

BASIC EARNINGS PER SHARE - CONTINUING OPERATIONS ................      $   0.46     $   0.34    $   1.16      $    0.81
                                                                      ===========  ===========  ==========   ============

DILUTED EARNINGS PER SHARE - CONTINUING OPERATIONS ..............      $   0.44     $   0.32    $   1.11      $    0.76
                                                                      ===========  ===========  ==========   ============
-------------------------------------------------------------------------------------------------------------------------

In the first nine months of 1999 and in 1998, the Company granted a total of 45,000 and 246,933 shares, respectively, of the Company's common stock to certain executives, subject to various restrictions. For more information, see the Form of Restricted Share Award Agreements filed with the Company's Form 10-Q for the quarter ended March 31, 1998.


8. COMPREHENSIVE INCOME

The table below presents the after-tax components of Grace's Comprehensive Income for the three months and the nine months ended September 30, 1999 and 1998:

-------------------------------------------------------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,             SEPTEMBER 30,
Dollars  in millions                                                     1999         1998        1999          1998
-------------------------------------------------------------------------------------------------------------------------
Net income ......................................................     $    42.0    $    26.3    $   87.7     $      25.8
                                                                      -----------  -----------  ----------   ------------

Unrealized appreciation/(depreciation) on marketable security, net of tax:
     Change in unrealized appreciation/(depreciation) during period        (1.3)        (0.6)        6.2            14.7
     Reclassification for gains realized in net income ..........          (1.7)        (1.5)       (5.3)           (1.5)
                                                                      -----------  -----------  ----------   ------------
Net change in unrealized appreciation/(depreciation) ............          (3.0)        (2.1)        0.9            13.2
Foreign currency translation adjustments ........................           4.1         10.3       (14.9)          (11.6)
Minimum pension liability adjustment ............................          --           --          --              (9.9)
                                                                      -----------  -----------  ----------   ------------
Other comprehensive income/(loss), net of tax ...................           1.1          8.2       (14.0)           (8.3)
                                                                      -----------  -----------  ----------   ------------

COMPREHENSIVE INCOME  ...........................................     $    43.1    $    34.5    $   73.7     $      17.5
                                                                      ===========  ===========  ==========   ============

-------------------------------------------------------------------------------------------------------------------------

                                      I-13

9. BUSINESS SEGMENT INFORMATION

The table below presents information related to Grace's business segments for the three months and the nine months ended September 30, 1999 and 1998.

-------------------------------------------------------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,             SEPTEMBER 30,
Dollars  in millions                                                     1999         1998         1999         1998
-------------------------------------------------------------------------------------------------------------------------
NET SALES
GRACE DAVISON ...................................................     $    178.4   $    184.7   $    529.6   $      541.1
                                                                      -----------  -----------  -----------  ------------
GRACE PERFORMANCE CHEMICALS:
     Grace Construction Products ................................          135.1        135.2        383.7          366.2
     Darex Container Products ...................................           58.7         60.4        177.4          183.7
                                                                      -----------  -----------  -----------  ------------
                                                                           193.8        195.6        561.1          549.9
                                                                      -----------  -----------  -----------  ------------
TOTAL ...........................................................     $    372.2   $    380.3   $  1,090.7   $    1,091.0
                                                                      ===========  ===========  ===========  ============

PRETAX OPERATING INCOME
GRACE DAVISON....................................................     $     33.2   $     29.2   $     86.3   $       81.9
                                                                      -----------  -----------  -----------  ------------
GRACE PERFORMANCE CHEMICALS:
     Grace Construction Products ................................           22.8         19.9         57.1           43.7
     Darex Container Products ...................................            8.4          5.8         22.9           20.1
                                                                      -----------  -----------  -----------  ------------
                                                                            31.2         25.7         80.0           63.8
                                                                      -----------  -----------  -----------  ------------
TOTAL ...........................................................     $     64.4   $     54.9   $    166.3   $      145.7
                                                                      ===========  ===========  ===========  ============
-------------------------------------------------------------------------------------------------------------------------

The table below presents information related to the geographic areas in which Grace operated for the three months and the nine months ended September 30, 1999 and 1998:

-------------------------------------------------------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,             SEPTEMBER 30,
Dollars  in millions                                                     1999         1998         1999         1998
-------------------------------------------------------------------------------------------------------------------------
NET SALES
     North America ..............................................     $    196.2   $    205.9   $    570.6   $     582.1
     Europe .....................................................          106.5        103.7        315.8         297.4
     Latin America ..............................................           19.0         22.9         58.4          64.5
     Asia Pacific ...............................................           50.5         47.8        145.9         147.0
                                                                      -----------  -----------  -----------  ------------
TOTAL ...........................................................     $    372.2   $    380.3   $  1,090.7   $   1,091.0
                                                                      ===========  ===========  ===========  ============
-------------------------------------------------------------------------------------------------------------------------

The pretax operating income of Grace's business segments for the three months and the nine months ended September 30, 1999 and 1998 is reconciled below to amounts presented in the accompanying Consolidated Statement of Operations.

-------------------------------------------------------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,             SEPTEMBER 30,
Dollars  in millions                                                     1999         1998        1999          1998
-------------------------------------------------------------------------------------------------------------------------
Pretax operating income - business segments .....................     $    64.4    $    54.9    $  166.3     $     145.7
Interest expense and related financing costs ....................          (3.9)        (3.9)      (12.9)          (15.1)
Investment income ...............................................           1.1          1.2         2.9             3.5
Corporate and general expense ...................................         (16.4)        (9.1)      (41.4)          (29.9)
Other income (expense), net......................................           6.0         (2.3)       13.2            (5.8)
                                                                      -----------  -----------  ----------   ------------
Income from continuing operations before income taxes ...........     $    51.2    $    40.8    $  128.1     $      98.4
                                                                      ===========  ===========  ==========   ============
-------------------------------------------------------------------------------------------------------------------------

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion includes projections and/or other "forward-looking" information. Grace is subject to risks and other uncertainties that could cause its actual results to differ materially from any such projections or that could cause other forward-looking information to prove incorrect. For a discussion of such risks and uncertaintees, see "Introduction and Overview - Projections and Other Forward-Looking Information" in Item 1 of Grace's 1998 Annual Report on Form 10-K ("1998 Form 10-K").


RESULTS OF CONTINUING OPERATIONS

OVERVIEW

Grace is primarily engaged in specialty chemicals businesses on a worldwide basis. These businesses consist of refining catalysts, chemical catalysts and silica products (Grace Davison), specialty construction chemicals and building materials (Grace Construction Products), and container protection products (Darex Container Products). Collectively, Grace Construction Products and Darex Container Products form the Grace Performance Chemicals unit. Set forth below is a chart that lists key operating components and percentage change for the three months and the nine months ended September 30, 1999 compared to the same periods of the prior year, which should be referred to when reading management's discussion of the results of continuing operations.

----------------------------------------------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                    SEPTEMBER 30,                          SEPTEMBER 30,
                                                                     %                                          %
Dollars in millions                         1999        1998(a)    Change           1999          1998(a)     Change
----------------------------------------------------------------------------------------------------------------------
NET SALES
GRACE DAVISON............................ $  178.4    $  184.7      (3.4 %)   $     529.6    $    541.1       (2.1 %)
                                          ----------  ----------              ------------   ----------
GRACE PERFORMANCE CHEMICALS:
     Grace Construction Products  .......    135.1       135.2      (0.1 %)         383.7         366.2        4.8 %
     Darex Container Products ...........     58.7        60.4      (2.8 %)         177.4         183.7       (3.4 %)
                                          ----------  ----------              ------------   ----------
                                             193.8       195.6      (0.9 %)         561.1         549.9        2.0 %
                                          ----------  ----------              ------------   ----------
TOTAL ................................... $  372.2    $  380.3      (2.1 %)   $   1,090.7    $  1,091.0        0.0%
                                          ==========  ==========              ============   ==========

PRE-TAX OPERATING INCOME
GRACE DAVISON ........................... $   33.2    $   29.2      13.7 %    $      86.3    $     81.9        5.4 %
                                          ----------  ----------              ------------   ----------
GRACE PERFORMANCE CHEMICALS:
     Grace Construction Products ........     22.8        19.9      14.6 %           57.1          43.7       30.7 %
     Darex Container Products ...........      8.4         5.8      44.8 %           22.9          20.1       13.9 %
                                          ----------  ----------              ------------   ----------
                                              31.2        25.7      21.4 %           80.0          63.8       25.4 %
                                          ----------  ----------              ------------   ----------
TOTAL ...................................     64.4        54.9      17.3 %          166.3         145.7       14.1 %
Interest expense net of investment
income ..................................     (2.8)       (2.7)     (3.7 %)         (10.0)        (11.6)      13.8 %
Corporate and general expense ...........    (16.4)       (9.1)    (80.2 %)         (41.4)        (29.9)     (38.5 %)
Other income (expense), net .............      6.0        (2.3)      NM              13.2          (5.8)       NM
                                          ----------  ----------              ------------   ----------
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES .....................     51.2        40.8      25.5 %          128.1          98.4       30.2 %
Provision for income taxes ..............    (18.4)      (15.5)    (18.7 %)         (46.1)        (37.4)     (23.3 %)
                                          ----------  ----------              ------------   ----------
INCOME FROM CONTINUING
OPERATIONS .............................. $   32.8    $   25.3      29.6 %    $      82.0    $     61.0       34.4 %
                                          ==========  ==========              ============   ==========
----------------------------------------------------------------------------------------------------------------------

NM - Not Meaningful
(a) Results have been restated for the reclassification of Cross Country Staffing as a discontinued operation.

NET SALES

Net sales of Grace's business segments decreased 2.1% to $372.2 million in the third quarter of 1999 and were essentially flat for the first nine months of 1999. Factoring out fluctuations in currencies compared to the same periods of the prior year, sales and revenues would have decreased an overall 1.1% for the third quarter and increased .8% for the first nine months of 1999.

On an as-reported basis, including currency fluctuations: Grace Davison's sales were down 3.4% for the quarter and down 2.1% year-to-date largely attributed to weakened demand for fluid cracking catalysts (FCC) in North America and reduced volume in Asia Pacific. Grace Construction Products' sales had little change for the quarter with construction chemicals gains being offset by building materials declines; and were up 4.8% year-to-date primarily due to customer receptiveness to its new and value-added products. Darex Container Products' sales decreased 2.8% for the quarter and 3.4% year-to-date impacted primarily by unfavorable currency exchange, principally in Latin America and Europe.

The table below depicts Grace's net sales by major product group, the change from the comparable prior period and the percentage contribution of each product group to Grace's total net sales. Refer to separate sections that follow for business segment discussions of sales and revenues.

--------------------------------------------------------------------------------------------------------------------
                                         THREE MONTHS ENDED                          NINE MONTHS ENDED
                                            SEPTEMBER 30,                              SEPTEMBER 30,
                                                                  %                                            %
                                                                Sales -                            %        Sales -
Dollars in millions            1999          1998    % Change   1999         1999          1998  Change      1999
--------------------------------------------------------------------------------------------------------------------
Refining catalysts .....     $   98.5    $  107.1    (8.0 %)    26.5%    $    292.3   $  313.1   (6.6 %)     26.8%
Chemical catalysts .........     28.0        26.5     5.7 %      7.5 %         81.8       76.1    7.5 %       7.5%
Silica products ............     51.9        51.1     1.6 %     13.9 %        155.5      151.9    2.4 %      14.3%
Construction chemicals  ....     80.7        78.1     3.3%      21.7 %        225.1      211.7    6.3 %      20.6%
Building materials .........     54.4        57.1    (4.7 %)    14.6 %        158.6      154.5    2.7 %      14.5%
Container protection .......     58.7        60.4    (2.8 %)    15.8 %        177.4      183.7   (3.4 %)     16.3%
                             ---------   ----------           ---------  ----------   -----------          ---------

     TOTAL GRACE SALES...... $  372.2    $  380.3    (2.1 %)   100.0%    $  1,090.7   $  1,091.0  0.0 %     100.0%
                             ==========  ==========           =========  ===========  ===========          =========
--------------------------------------------------------------------------------------------------------------------

PRE-TAX OPERATING INCOME

Pre-tax operating income improved in each business segment for the third quarter and year-to-date compared to the respective period of the prior year. Grace Davison's pre-tax operating income improved 13.7% versus the prior year quarter and 5.4% year-to-date, despite unfavorable sales, as a result of continuing to realize raw material cost reductions and manufacturing efficiencies. Grace Construction Products' pre-tax operating income was up 14.6% for the quarter and 30.7% year-to-date driven by margin improvements from value-added product penetration/substitution and manufacturing cost reduction. Darex Container Products' improvement in operating income (44.8% versus the prior year quarter and 13.9% year-to-date) reflects the benefits realized from its restructuring and other productivity initiatives. (Refer to separate sections that follow for business segment discussions of pre-tax operating income.)

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations was $32.8 million for the third quarter, or $0.44 per diluted share, up from $25.3 million, or $0.32 per diluted share in 1998. Year-to-date income from continuing operations improved 34.4% over the prior year resulting in diluted earnings per share of $1.11 compared to $0.76 for the nine months ended September 30, 1998.

Interest expense, net of investment income for the third quarter increased 3.7% compared to prior year. Such costs for the first nine months of 1999 were $10.0 million, down from $11.6 million for the first nine months of 1998. Average borrowings (including receivables sold and excluding borrowings against the cash surrender value of certain life insurance policies) were $38.2 million higher in the third quarter of 1999 compared to 1998, but $320.2 million lower on a year-to-date basis. Proceeds from the Packaging Business transaction were used to reduce debt levels in April 1998. Weighted average borrowing costs were 6.2% year-to-date 1999 versus 7.1% for 1998.

The third quarter increase in corporate and general expense of $7.3 million relative to prior year was primarily due to legal defense costs incurred on behalf of five former officers in connection with a lawsuit brought by the Securities and Exchange Commission while these officers were employed by Grace (the Company is obligated to defend these former officers in this case); and expenses associated with the relocation of corporate headquarters from Boca Raton, Florida to Columbia, Maryland. The year-to-date increase in corporate and general expense of $11.5 million was primarily due to the legal defense costs incurred to defend the former officers, expenses associated with the relocation of corporate headquarters and a second quarter 1999 non-cash charge related to a partial settlement of pension obligations to recognize a proportionate share of actuarial pension losses.

The increase in other income (expense), net for the third quarter of 1999 compared to the prior year is primarily due to the sale of marketable securities, net insurance proceeds emanating from a shareholder lawsuit against former officers and the elimination of losses related to Circe Biomedical which was sold in January 1999. These same items (sale of marketable securities, net insurance proceeds from shareholder lawsuit, and the elimination of losses related to Circe Biomedical) and the sale of the corporate aircraft in the first quarter of 1999 contribute to the increase in other income (expense), net on a year-to-date basis. These items are partially offset by a first quarter 1999 restructuring charge of $2.8 million relative to severance costs in connection with the relocation of Grace's headquarters from Boca Raton, Florida to Columbia, Maryland, and the consolidation of certain administrative functions in Columbia.

Grace's effective tax rate on income from continuing operations was reduced from 37% to 36% as a result of the reclassification of the Cross Country Staffing business, sold in the third quarter of 1999, to discontinued operations. For the same reason, the effective tax rate on income from continuing operations changed to 38% from 39% for 1998.

NET INCOME

Net income for the third quarter was $42.0 million, up 59.7% from the same period in 1998, and net income year-to-date was $87.7 million, up nearly 240% from the $25.8 million for the same period in 1998. Net income for 1999 was bolstered by gains from discontinued operations of $9.2 million and $5.7 million for the third quarter and year-to-date, respectively. In addition, the results on a year-to-date basis for 1998 included an extraordinary loss from early extinguishment of debt of $35.2 million (see Notes 3 and 5 to the interim consolidated financial statements in this Report).


GRACE DAVISON

Net Sales

Grace Davison is a leading global supplier of catalysts and silica products. Refining catalysts, representing approximately 26.8% of Grace's year-to-date total sales, include fluid cracking catalysts (FCC) used by petroleum refiners to convert distilled crude oil into transportation fuels and other petroleum-based products, hydroprocessing catalysts, which upgrade heavy oils and remove certain impurities, and chemical additives for treatment of feedstock impurities. Chemical catalysts (7.5% of Grace's year-to-date total sales) include polyolefin catalysts, which are essential components in the manufacture of polyethylene resins used in products such as plastic film, high performance plastic pipe, and plastic household containers. Silica products (14.3% of Grace's year-to-date total sales) are used in a wide variety of industrial and consumer applications as agents for specific product performance.

Grace Davison's net sales decreased 3.4% compared to the third quarter of 1998 and 2.1% year-to-date. Contributing to the sales decline in the third quarter was the overall adverse impact of foreign currency weakness (primarily in Europe) compared to the value of the U.S. dollar. Excluding the impact of foreign exchange, sales would have decreased 2.3% for the third quarter. Foreign exchange had only a minor impact on year-to-date sales.

Refining catalysts sales decreased 8.0% in the third quarter and 6.6% year-to-date, primarily as a result of volume declines in North America and Asia Pacific, partially offset by volume gains in Europe. The FCC third quarter volume decline in North America was primarily due to reduced refinery usage and some share fluctuation (within historically normal ranges). Also contributing to the year-to-date volume decline was excess refinery turnaround activity in the first half of the year. The volume decline in Asia Pacific was primarily due to reduced market participation. Volume gains in Europe were primarily due to increased shipments to existing and new customers of hydroprocessing catalysts made possible as a result of new manufacturing capacity coming on line in the third quarter of 1998.

Chemical catalysts sales increased 5.7% in the third quarter and 7.5% year-to-date on strong sales of polyolefin catalysts in all geographic regions, except Asia Pacific. Volume growth was largely driven by a strong worldwide demand for polyolefin catalysts, particularly in North America.

Sales of silica products increased 1.6% for the third quarter and 2.4% year-to-date. Third quarter results were driven by favorable volume comparisons in all regions except North America. On a year-to-date basis, all regions show favorable volume comparisons to prior year. Unfavorable price/mix partially offset worldwide volume gains year-to-date.

Pre-Tax Operating Income

Grace Davison's pre-tax operating income increased 13.7% over the third quarter 1998 with a year-to-date increase of 5.4%. Gross margins improved in the third quarter, despite unfavorable sales comparison, as a result of raw material cost reductions and manufacturing efficiencies derived from Grace's productivity effectiveness program. This program is designed to lower manufacturing and other operating expenses. The most significant benefits of the program were realized in refining catalysts and to a lesser extent in silica products. These improvements were partially offset by restructuring costs of $0.9 million recognized in the first quarter of 1999.


PERFORMANCE CHEMICALS

GRACE CONSTRUCTION PRODUCTS

Net Sales

Grace Construction Products is a leading supplier of specialty chemicals and building materials to the nonresidential (commercial and government) construction industry and to a lesser extent, the residential construction industry. Specialty construction chemicals, which contributed approximately 20.6% of Grace's year-to-date total sales, add strength, control corrosion, and enhance the handling and application of concrete. Specialty building materials prevent water damage to structures and protect structural steel against collapse due to fire; and represented 14.5% of Grace's year-to-date total sales.

Grace Construction Products' net sales had little change compared to the third quarter of 1998. On a year-to-date basis, sales have increased 4.8%. Currency translation had only a minor impact on third quarter and year-to-date sales.

Specialty construction chemicals sales increased 3.3% for the third quarter and 6.3% year-to-date. The third quarter increase in sales was driven by volume increases in all regions except North America. On a year-to-date basis, volumes increased in all regions as compared to the same period of 1998. This volume increase is primarily due to penetration of value-added products in North America and the consolidation of a joint venture in Japan (GCK), as Grace increased its ownership in GCK from 45% to 81% in January 1999.

Specialty building materials sales decreased 4.7% for the third quarter primarily due to volume decreases in Asia Pacific (continued depressed project activity) and in Europe (delays of oil industry projects). On a year-to-date basis, sales have increased 2.7% primarily due to increases in North America volumes.

Pre-Tax Operating Income

Grace Construction Products' pre-tax operating income for the third quarter and first nine months of 1999 was 14.6% and 30.7% better than the same periods in 1998, driven by margin improvements from value-added product penetration/substitution and manufacturing cost reduction. Total operating expenses increased due to the consolidation of GCK, offset by savings generated from Grace's productivity effectiveness program.

DAREX CONTAINER PRODUCTS

Net Sales

Darex Container Products is a leading global producer of container protection products, including can sealants, closure sealants, coatings for metal packaging, and other related products. Can sealants hermetically seal beverage, food, and other cans; closure sealants seal glass and plastic bottles and jars used in beverage and food applications; and coatings protect metal packaging from corrosion and its contents from the influences of the metal. Container protection products represented 16.3% of Grace's year-to-date total sales.

Darex Container Products' net sales were 2.8% and 3.4% lower than the comparable third quarter and year-to-date periods in 1998, respectively. Contributing to the sales decline was the May 1998 divestment of a can forming lubricants business, which had sales of $1.6 million in the first nine months of 1998. Also contributing to the sales decline was the overall adverse impact of currency weakness in Europe and Latin America compared to the value of the U.S. dollar. The negative impact of foreign currency translation was $2.2 million for the third quarter and $6.7 million for the first nine months of 1999. Excluding the impact of these items, sales would have been flat for the quarter and year-to-date.

Can sealant sales were essentially flat for the quarter and down 3.4% for the first nine months due to customer consolidations and the impact of currency movements, offset by increased volume in Asia Pacific and a favorable price/mix variance in Europe and Latin America. Worldwide, closure sealants sales decreased 4.7% for the quarter and were essentially flat year-to-date, as increased sales in North America and Asia Pacific were offset by lower sales in Latin America and unfavorable currency exchange. Coatings sales were down 6.0% for the quarter and 5.1% for the first nine months as favorable price/mix variances were offset by volume decreases, particularly in Latin America, as well as unfavorable currency exchange.

Pre-Tax Operating Income

Darex Container Products' pre-tax operating income increased 44.8% for the third quarter and 13.9% for the first nine months of 1999. Contributing to the increase was the September 1999 sale of the St. Neots, England technical center which became redundant as a result of Darex restructuring efforts, resulting in a gain of $1.3 million for the third quarter. Excluding the sale of the St. Neots facility, the gains resulting from the sale of the can forming lubricants business ($1.5 million in 1998) and the currency translation effect, pretax operating income would have increased by 29.3% for the quarter and 22.6% for the nine months, primarily due to favorable product mix and productivity improvements. Continued productivity initiatives, principally restructuring and consolidation of infrastructure, resulted in reduced operating, selling and research and development expenses and slight improvements in gross margin.

DISCONTINUED OPERATIONS

PACKAGING BUSINESS

As discussed in Notes 1 and 3 to the interim consolidated financial statements in this Report, the Spin-off and Merger were completed on March 31, 1998. Results from discontinued operations for the nine months ended September 30, 1999 included $9.1 million ($5.7 million after-tax) for a related pension plan settlement loss, and for the nine months ended September 30, 1998 included $32.6 million ($28.3 million after-tax) of costs related to the Packaging Business transaction and $8.4 million ($5.5 million after-tax) for a related pension plan curtailment loss.

HEALTH CARE

As discussed in Note 3 to the interim consolidated financial statements in this Report, in July 1999, the Company completed the sale of substantially all of its interest in Cross Country Staffing (CCS), a provider of temporary nursing and other healthcare services. The net pre-tax gain of $74.8 million ($32.1 million after-tax) and the operations of CCS prior to the sale are included in "Income from discontinued operations, net of tax" in the Consolidated Statement of Operations. For the third quarter of 1999 and 1998 the results of CCS' operations were a loss of $13.3 million ($6.2 million after-tax) and income of $2.1 million ($1.0 million after-tax), respectively. For the nine months ended September 30, 1999 and 1998, the results of CCS' operations were a loss of $8.6 million ($4.0 million after-tax) and income of $5.8 million ($2.6 million after-tax), respectively. Certain liabilities, primarily related to tax liabilities of CCS, are being retained by the Company and are included in other current liabilities in the Consolidated Balance Sheet.

RETAINED OBLIGATIONS

Under certain divestiture agreements, the Company has retained contingent obligations that could develop into situations where accruals for estimated costs of defense or loss would be recorded in a period subsequent to divestiture under generally accepted accounting principles. The Company assesses its retained risks quarterly and accrues amounts estimated to be payable related to these obligations.

During the three months ended September 30, 1999, the Company revised its estimate of the outcome of certain of these retained contingent obligations based on current circumstances and, as a result, recorded an additional charge of $25.7 million ($16.7 million after-tax).


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Grace's continuing operating activities provided net pre-tax cash of $109.7 million in the first nine months of 1999, compared to using $207.4 million in the first nine months of 1998. After giving effect to the net pre-tax cash used by operating activities of discontinued operations and payments of income taxes, the net cash provided by operating activities was $21.2 million in the first nine months of 1999 compared to net cash used of $289.0 million for the same period in 1998. The increase from the first nine months of 1998 was primarily due to expenditures of $94.0 million in the first nine months of 1999 for the defense and disposition of asbestos-related litigation, partially offset by $53.7 million received from settlements with certain insurance carriers in connection with such litigation, as compared to the net expenditure of

$142.1 million for asbestos-related litigation in the first nine months of 1998. In addition, environmental remediation payments totaled $18.7 million for the first nine months of 1999 compared to $25.3 million in the first nine months of 1998. Also disbursements under Grace's long-term incentive compensation program decreased approximately $99.8 million during the first nine months of 1999 compared to 1998. Tax payments totaled $65.2 million compared to $34.3 million reflecting payments of previously established tax liabilities for open tax years under IRS examination.

Cash provided by investing activities in the first nine months of 1999 was $94.5 million, compared to cash used of $75.4 million in the first nine months of 1998. This increase is principally due to the net cash proceeds from the sale of Cross Country Staffing (see Note 3 to the interim consolidated financial statements in this Report), the proceeds from the sale of the corporate aircraft ($20.4 million) and reduced capital expenditures. Capital expenditures of $54.4 million in 1999 primarily relate to continued deployment of new information technology and added manufacturing equipment, principally at Grace Davison. Grace anticipates that total 1999 capital expenditures will be approximately $90.0 million, most of which will be directed towards its business segments and for building improvement costs related to the 1999 move of the corporate headquarters to Columbia, Maryland.

Net cash used for financing activities in the first nine months of 1999 was $93.1 million. Proceeds from exercise of stock options of $25.3 million as well as a portion of the cash provided by operating and investing activities were used to purchase $58.7 million of the Company's shares as part of the 1998 share repurchase program. Net cash provided by financing activities in the first nine months of 1998 was $403.6 million, primarily reflecting the cash transfer of $1,256.6 million received in connection with the Packaging Business transaction and proceeds from the exercise of employee stock options, partially offset by net repayments of borrowings.

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

On September 30, 1999, Grace had committed borrowing facilities totaling $500.0 million, consisting of $250.0 million expiring in May 2000 and $250.0 million under a long-term facility expiring May 2003. These facilities support the issuance of commercial paper and bank borrowings, of which $47.3 million was outstanding on September 30, 1999. The aggregate amount of net unused and unreserved borrowings under short-term facilities at September 30, 1999 was $452.7 million.

In addition, Grace has an agreement to sell, on an ongoing basis, an approximately $100 million pool of eligible trade accounts receivable to a multi-seller receivables company (the "conduit") through a wholly-owned bankruptcy-remote special purpose subsidiary. Cash proceeds, net of remittances to the conduit for collections, received during the first nine months of 1999 were $38.5 million and through September 30, 1999 aggregated $74.6 million since program inception.

Grace is the beneficiary of company owned life insurance policies with a face value of approximately $2,300.0 million and net cash surrender value of $79.8 million. These policies are maintained to fund various employee and director benefit plans and other long-term obligations. Policy loans outstanding of $343.7 million as of September 30, 1999 are recorded as a reduction in the policies' cash surrender value, which is included in other assets in the accompanying Consolidated Balance Sheet. As a result of recent legislation, interest costs related to the corporate owned life insurance policy loans is not deductible for tax purposes.

Grace has targeted a ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization and special charges - as defined in Grace's borrowing facilities) of less than 1.0. However, Grace will consider exceeding this target as business needs dictate. The debt to EBITDA ratio for the nine months ended September 30, 1999 was estimated at .30 to 1.

In April 1998, the Company's Board of Directors approved a program to repurchase up to 20% of the Company's outstanding shares in the open market (approximately 15,165,000 shares). Through September 30, 1999, the Company had acquired 9,596,400 shares of common stock for $142.4 million under the program (an average price per share of $14.84).

Grace believes that cash flows generated from future operations and committed borrowing facilities will be sufficient to meet its cash requirements for the foreseeable future.

ASBESTOS-RELATED MATTERS

In the first nine months of 1999, Grace paid $40.3 million for the defense and disposition of asbestos-related property damage and personal injury litigation, net of amounts received under settlements with insurance carriers. Although the total amount to be paid in 1999 with respect to asbestos-related claims (after giving effect to payments to be received from insurance carriers) cannot be precisely estimated, Grace currently expects that it will expend approximately $50.0 - $70.0 million (pretax) in 1999 to defend against and dispose of such claims. Such amounts are estimates of the probable cost of defending against and disposing of asbestos-related claims and probable recoveries from insurance carriers - the ultimate outcomes of such matters cannot be predicted with certainty and estimates may change as actual experience evolves over time.

See Note 2 to the interim consolidated financial statements in this Report for further information concerning asbestos-related lawsuits and claims.

YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

OVERVIEW

Grace has reviewed its Year 2000 compliance efforts by business segment. Each business segment and the Grace corporate headquarters (Grace Corporate) has appointed a project leader to coordinate a comprehensive review of all systems used by Grace to determine to what extent Grace may be affected by the failure of its systems to be Year 2000 compliant. In addition, the project leader for Grace Corporate also functions as Grace's overall Project Director, reporting directly to the Chief Executive Officer and reporting regularly to the Audit Committee of the Board of Directors of Grace.

Grace has reviewed both its information technology ("IT") and non-information technology ("non-IT") systems for Year 2000 compliance. IT systems include hardware, infrastructure, local and wide area networks, software, application systems, electronic data exchange and interfaces. Non-IT systems cover process control and manufacturing support equipment, laboratory systems, instruments and scales, telecommunications, and facility and utility support systems. Non-IT systems include systems containing date dependent software as well as embedded date dependent chip technology.

GRACE'S CURRENT STATE OF YEAR 2000 READINESS

INVENTORY

Grace has completed an inventory of its IT and non-IT systems that could potentially be affected by the Year 2000 issue for each of its business segments and Grace Corporate. All systems were prioritized as being either critical or non-critical. A critical system is one where failure to be Year 2000 compliant may have a material adverse effect on health and safety, the environment or on Grace's financial condition or results of operations. A non-critical system is one where failure to be Year 2000 compliant could produce brief business interruptions or system failures that may be remedied promptly and that are not likely to have any such material adverse effect.

COMPLIANCE

As of October 31, 1999, all of the critical items were Year 2000 compliant, with the exception of seven items of laboratory equipment used for research and development. This laboratory equipment is expected to be replaced with compliant equipment on order for delivery by November 30, 1999. Also, all but eight non-critical items are known to be compliant. These non-compliant items are expected to be replaced with compliant items by November 30, 1999.

For non-IT systems, Grace's most significant internal Year 2000 exposure is with the process control systems that control the major Grace Davison plants. The hardware and system operating and application software associated with these systems have been assessed by the primary vendors providing these systems, and all have been confirmed as being Year 2000 compliant by these vendors and, where appropriate, by internal testing.

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

Grace has contacted its key customers and vendors (including telecommunications and utility providers, banks and governmental agencies) in an effort to ascertain their compliance status. Through October 31, 1999, 93% of key vendors and 81% of key customers had returned or made available to Grace information on their compliance status. Grace has analyzed these responses and continues to follow up with those key vendors and customers who have not responded or whose responses are not adequate. Based on the responses received to date, Grace does not believe that the non-compliance of key customers will have a material adverse effect on Grace's financial condition or results of operations. However, Grace believes that widespread non-compliance by certain vendors such as utility providers could have a material adverse effect and is developing contingency plans.

REMEDIATION AND TESTING

Grace has completed the remediation of all non-compliant critical and non-critical items, with the exception of the seven laboratory items and eight non-critical items described above, all of which are expected to be replaced with compliant items by November 30, 1999. Grace has used primarily internal resources to validate its remediation procedures as they relate to critical IT and non-IT systems.

A major component of Grace's IT remediation activity is in place as a result of the conversion of its financial and certain operational support systems to programs using software of SAP America, Inc. (SAP), which has represented that its systems used by Grace are Year 2000 compliant. Unrelated to its

Year 2000 efforts, Grace commenced this project in 1995. Substantially all Grace Construction Products and Darex Container Products locations worldwide have completed the implementation of the SAP software.

Grace Davison has implemented SAP in conjunction with Grace Construction Products and Darex Container Products in Asia Pacific and Latin America, respectively. In North America and Europe, Grace Davison will not convert to SAP until after December 31, 1999. In North America, Grace Davison has installed new software releases to upgrade existing systems and has contracted with outside programming services to resolve its Year 2000 issues. All such systems in North America are now fully remediated, tested and confirmed as being Year 2000 compliant. In Europe, Grace Davison uses a largely internally developed software program that is now supported and maintained by a third party, to provide its business and financial systems support. This third party vendor has provided Grace Davison with a version of system software that has been tested and confirmed as being Year 2000 compliant.

COSTS

Grace estimates as of October 31, 1999, the total cost of its Year 2000 efforts is not expected to exceed $3.8 million, of which approximately $3.1 million has been spent to date. The largest portion of the remaining expenditures is for replacement costs for non-compliant laboratory equipment.

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

CONTINGENCY PLANS

Grace has developed contingency plans to the extent it believes they will be effective to safeguard against the most likely critical Year 2000 failures. For IT systems, these plans include (1) the preliminary submission prior to year-end of financial data necessary for Grace to meet its year-end reporting obligations, (2) using alternative means to enter data into key Grace information systems in the event of telecommunication failure in certain countries, and (3) using diesel generators in the case of power failure at key data processing facilities. For non-IT systems plans include building up inventories and, where possible, using alternative manufacturing locations for product development. One key Grace plant already has its own power generation capability.

RISK

In the absence of remedial action, Year 2000 non-compliance could have a material adverse effect on the financial condition or results of operations of Grace. However, Grace believes that the efforts taken to ensure Year 2000 compliance outlined above, together with contingency planning, will be effective to minimize interruptions or loss of business, or environmental, health and safety risks. One possible exception to this conclusion is in the case of widespread or extended infrastructure failures by utility providers (power, water, gas, etc.) at key Grace manufacturing locations. Widespread or extended infrastructure failure at these sites could affect the ability of Grace to manufacture products and meet the demands of its customers.

The foregoing Year 2000 discussion is based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the readiness of third parties and Grace's ability to respond to unforeseen Year 2000 complications.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Grace had no outstanding interest rate swap agreements on September 30, 1999. For further information concerning Grace's quantitative and qualitative disclosures about market risk, refer to Note 10 in the Consolidated Financial Statements in the 1998 Form 10-K.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

(a) Note 2 to the interim consolidated financial statements in Part I of this Report is incorporated herein by reference.

(b) Reference is made to the section entitled "U.S. Justice Department Lawsuit" in Item 3 of the Company's 1998 Form 10-K and to Part II, Item 1(c), to the Company's 1999 second quarter 10-Q for information concerning a lawsuit alleging that Baker & Taylor Books, a book wholesaler sold by Grace in 1992, overcharged public schools, libraries, and federal agencies over a ten year period (now identified as 1985 to 1995). On August 9, 1999, a motion by seventeen states to intervene in the lawsuit was granted.

(c) Reference is made to the section entitled "Fumed Silica Plant Litigation" in Item 3 of the Company's 1998 10-K for information concerning a lawsuit initiated by Grace and certain subsidiaries in the Belgian courts seeking to recover losses resulting from the closing of a subsidiary's fumed silica plant in Puurs, Belgium. On July 20, 1999, a Belgian appeals court upheld a lower court's dismissal of the claims brought by such subsidiaries, and upheld a counterclaim by the Flemish government for the repayment by a subsidiary of certain investment grants of 239 billion Belgian francs (approximately $6,300,000 at September 30, 1999 exchanges rates) plus interest.

(d)       Reference is made to the section entitled "Shareholder Litigation" in
          Item 3 of the Company's 1998 10-K for information concerning a lawsuit brought by shareholders against a predecessor of the Company and its board of directors, alleging that the individual defendants breached their fiduciary duties to such predecessor by providing certain compensation arrangements to and approving certain severance arrangements for former executives of such predecessor. On September 9, 1999, the plaintiffs and defendants executed a stipulation of settlement (the "Stipulation"), subject to the approval of the New York State Supreme Court. Under the Stipulation, Grace's insurers agreed to pay the Company $3,750,000 (less $1,250,000 to be paid to attorneys for the plaintiffs), and the Company agreed to adopt, and distribute to all employees, contractors and directors, a new sexual harassment policy. On October 7, 1999, the court approved the Stipulation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q.

12.1 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.

27.1      Financial Data Schedule.

(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the third quarter and to date during the fourth quarter of 1999.

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

                                                  W. R. GRACE & CO.
                                                  -----------------
                                                    (Registrant)


Date:  November 11, 1999                           By  /s/ Robert M. Tarola
                                                      -------------------------
                                                           Robert M. Tarola
                               Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION OF EXHIBIT
-----------    ----------------------

12.1 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.

27.1           Financial Data Schedule.