Form 10-K
period 1999-12-31
W R GRACE & CO
filed 2000-03-28
CIK 1045309

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999       Commission file number 1-13953

                                W. R. GRACE & CO.

Incorporated under the Laws of the           I.R.S. Employer Identification No.
         State of Delaware                               65-0773649

                 7500 GRACE DRIVE, COLUMBIA, MARYLAND 21044-4098
                                  410/531-4000

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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of W. R. Grace & Co. voting stock held by nonaffiliates was approximately $668,308,406 at March 13, 2000.

At March 13, 2000, 67,186,224 shares of W. R. Grace & Co. Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

W. R. Grace & Co. is incorporating by reference into Part III of this Annual Report on Form 10-K specified portions of its Proxy Statement for its Annual Meeting of Stockholders to be held May 10, 2000.

                                TABLE OF CONTENTS

PART I............................................................................................................1
          Item 1.     Business....................................................................................1
                          Introduction and Overview...............................................................1
                          Products and Markets....................................................................3
                          Discontinued Operations.................................................................7
                          Research Activities.....................................................................8
                          Patents and Other Intellectual Property Matters.........................................8
                          Environmental, Health and Safety Matters................................................9
          Item 2.     Properties.................................................................................10
          Item 3.     Legal Proceedings..........................................................................10
          Item 4.     Submission of Matters to a Vote of Security Holders........................................14

          Executive Officers.....................................................................................14

PART II..........................................................................................................15
          Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters......................15
          Item 6.     Selected Financial Data....................................................................17
          Item 7.     Management's Discussion and Analysis of Results of Operations and Financial Condition......17
          Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.................................17
          Item 8.     Financial Statements and Supplementary Data................................................17
          Item 9.     Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure...................................................17

PART III.........................................................................................................18
          Item 10.    Directors and Executive Officers of the Registrant.........................................18
          Item 11.    Executive Compensation.....................................................................18
          Item 12.    Security Ownership of Certain Beneficial Owners and Management.............................18
          Item 13.    Certain Relationships and Related Transactions.............................................18

PART IV..........................................................................................................18
          Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................18

SIGNATURES.......................................................................................................23

FINANCIAL SUPPLEMENT............................................................................................F-1

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION AND OVERVIEW

W. R. Grace & Co., through its subsidiaries, is one of the world's leading specialty chemicals companies. Grace entered the specialty chemicals industry in 1954, when it acquired both the Dewey and Almy Chemical Company and the Davison Chemical Company. Grace primarily operates through the following two business segments:

o Davison Chemicals manufactures catalysts, including (1) fluid cracking catalysts and additives used by petroleum refineries to convert distilled crude oil into transportation fuels and other petroleum-based products; (2) hydroprocessing catalysts that upgrade heavy oils and remove certain impurities; and (3) polyolefin catalysts and catalyst supports that are essential components in the manufacture of high density and linear low density polyethylene resins used in products such as plastic film, high-performance plastic pipe and plastic household containers. Davison Chemicals also manufactures silica and zeolite adsorbents which are used in a wide variety of industrial and consumer applications, such as plastics, toothpastes, paints and insulated glass, as well as in the refining of edible oils. Davison Chemicals accounted for approximately 49% of Grace's 1999 sales.

o Performance Chemicals produces (1) specialty construction chemicals, including performance-enhancing concrete admixtures, cement additives and masonry products; (2) specialty building materials, including fireproofing and waterproofing materials and systems; and (3) container and closure sealants that protect food and beverages from bacteria and other contaminants, extend shelf life and preserve flavor, and coatings used in the manufacture of cans and closures. Performance Chemicals accounted for approximately 51% of Grace's 1999 sales.

Grace also has other business interests as described in "Other Businesses and Investments" below. In 1997, Grace classified its former flexible packaging business ("Packaging Business") as a discontinued operation. The Packaging Business was separated from Grace on March 31, 1998 in a transaction described in Notes 1 and 3 to Grace's Consolidated Financial Statements for the three years in the period ended December 31, 1999 ("Consolidated Financial Statements").

         As used in this Report, the term "Company" refers to W. R. Grace & Co., a Delaware corporation, and the term "Grace" refers to the Company and/or one or more of its subsidiaries and, in certain cases, their respective predecessors. Grace's principal executive offices are located at 7500 Grace Drive, Columbia, Maryland 21044, telephone 410/531-4000. As of year-end 1999, Grace had approximately 6,300 full-time employees worldwide in its continuing operations.

         Information concerning net sales, pretax operating income and total assets of Grace's continuing operations by business segment and information by geographic area for 1999, 1998 and 1997 is contained in Note 19 to the Consolidated Financial Statements in the Financial Supplement.

         Strategic Objectives and Actions. Grace's strategy has been, and will continue to be, to enhance shareholder value by profitably growing its specialty chemicals businesses on a global basis and achieving high levels of financial performance. To achieve these objectives, Grace plans to (i) invest in research and development activities, with the goals of introducing new high-performance products and services and enhancing manufacturing processes; (ii) implement process and productivity improvements and cost-management initiatives (including the use of Six Sigma processes), including rigorous controls on working capital and capital spending; and (iii) pursue selected acquisitions and alliances. These plans are designed to make Grace a high-performance company focused on the strengths of its global specialty chemicals businesses.

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

o the acquisition (through theft or other means) and use by others of Grace's proprietary formulas and other know-how (particularly in the container products business); and

o greater than expected liabilities with respect to the defense and disposition of asbestos-related lawsuits and claims and environmental remediation.

         See Notes 1, 2, 3, 5, 8, 11, 12 and 13 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional risks and uncertainties.

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

         Davison Chemicals (Catalysts and Silica-Based Products). Davison, founded in 1832, is composed of two primary product groups: (i) catalysts and
(ii) silica products and adsorbents. These product groups principally apply silica, alumina and zeolite technology in the design and manufacture of products to meet the varying specifications of such diverse customers as major oil refiners, plastics and chemical manufacturers, and consumer products companies. Davison believes that its technological expertise provides a competitive edge, allowing it to quickly design products and materials that meet changing customer specifications and to develop new products and materials that expand its existing technology. For example, Davison estimates that approximately 60% of its 1999 fluid cracking catalyst sales was attributable to products and materials introduced in the previous five years.

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

         Davison's catalyst business has benefited from the increased use of fluid cracking catalyst units to produce selected petrochemical feedstocks. It has also benefited from the passage of more stringent environmental regulations, which has increased demand for fluid cracking catalyst additives that reduce emissions. On the other hand, Davison's business has been adversely affected by an increase in the availability of lighter crude oil, which generally requires less fluid cracking catalysts to refine. Davison's business is also affected by the capacity utilization of refiners' cracking units -- as capacity utilization increases, the refiner uses a disproportionately greater amount of fluid cracking catalyst. In addition, consolidation in the refining industry may affect Davison's sales and margins as the purchasing power of its customers may increase, and the gain or loss of a customer may have a greater impact on Davison's sales.

         Davison believes it is one of the world leaders in refinery catalysts and the largest supplier of fluid cracking catalysts in the world. Competition in the refinery catalyst business is based on technology, product performance, customer service and price. Davison has recently introduced new catalyst technologies for certain high technology market segments such as sulfur reduction in gasoline.

         Davison is also a major producer of polyolefin catalysts and catalyst supports, essential components in the manufacture of high density and linear low density polyethylene resins used in products such as plastic film, high-performance plastic pipe and plastic household containers. Davison catalysts and catalyst supports are used in manufacturing nearly half of all such resins produced worldwide. A new plant for the manufacture of organometallic polymerization catalysts was commissioned by Davison in May 1998. The polyolefin catalyst business is technology-intensive and focused on providing products formulated to meet customer specifications. Manufacturers generally compete on a worldwide basis, and competition has recently intensified due to evolving technologies, particularly the use of metallocene catalysts. Davison believes that metallocene catalysts represent a revolutionary development in the making of plastics, allowing manufacturers to design polymers with exact performance characteristics. Davison is continuing to work with third parties on the development and commercialization of metallocene catalysts.

         Silica products and zeolite adsorbents produced by Davison are used in a wide variety of industrial and consumer applications. For example, silicas are used in coatings as flatting agents (i.e., to reduce gloss), in plastics to improve handling, in toothpastes as thickeners and cleaners, in foods to carry flavors and prevent caking, and in the purification of edible oils. Zeolite adsorbents are used between the two panes of insulated glass to adsorb moisture and are used in process applications to separate certain chemical components from mixtures. Competition is based on product performance, customer service and price.

         Davison is using its expertise in silica gels technology to develop new products for existing markets. Davison has recently introduced new products for higher growth segments such as coatings and consumer products, including improved gels for ink absorption for glossy media and a new whitening product for toothpaste. The silicas and adsorbents business has a large, fragmented customer base due to the diverse markets served by its products. Europe accounts for almost half of silica and adsorbent sales, which have recently been subject to unfavorable currency exchange.

         Davison's net sales were $724 million in 1999, $731 million in 1998 and $712 million in 1997; 49.2% of Davison's 1999 net sales were generated in North America, 35.8 % in Europe, 10.1% in Asia Pacific and 4.9% in Latin America. Sales of catalysts accounted for 35% of total net sales of Grace in 1999, 36% in 1998 and 34% in 1997. Sales of silica products and zeolite adsorbents accounted for 14% of Grace's total net sales in 1999 and 1998 and 15% in 1997. At year-end 1999, Davison employed approximately 2,800 people worldwide in 11 facilities (seven in the U.S. and one each in Canada, Germany, Brazil and Malaysia). Davison's principal U.S. manufacturing facilities are located in Baltimore, Maryland and Lake Charles, Louisiana. Davison has a direct selling force and distributes its products directly to over 8,300 customers (300 for catalysts and 8,000 for silicas/adsorbents), the largest of which accounted for approximately 6% of Davison's 1999 sales.

         Most raw materials used in the manufacture of Davison products are available from multiple sources; in some instances, Davison produces its own raw materials. Seasonality does not have a significant overall effect on Davison's business. However, sales of refining catalysts tend to be lower in the first and fourth quarters due to a shift in production by refineries from gasoline to home heating oil for the winter season.

         Performance Chemicals (Specialty Construction Chemicals, Specialty Building Materials and Container Products). Performance Chemicals was formed in July 1999 by integrating Grace's construction products businesses with its Darex(R) container products businesses. Grace integrated these businesses, which share many facilities around the world and are headquartered in the Cambridge, Massachusetts area, in order to realize efficiencies in supply chain management, process improvement, commercialization of new products and marketing.

         Performance Chemicals is a leading supplier of specialty construction chemicals and building materials to the nonresidential (commercial and infrastructure) construction industry, and to a lesser extent, the residential construction industry. Specialty construction chemicals (principally concrete admixtures, cement additives and masonry products) add strength, control corrosion and enhance the handling and application of concrete, improve the manufacturing efficiency and performance of cement, and improve the water resistance and other qualities of masonry wall systems. Performance Chemicals has introduced a number of new construction chemicals products and product enhancements in recent years. These include an admixture that reduces concrete shrinkage and helps prevent cracking; a product that enables contractors to obtain acceptable concrete set times in colder temperatures; an admixture that inhibits corrosion and prolongs the life of concrete structures; and an additive that improves cement processing efficiency and product quality. In 1999, Performance Chemicals introduced a new masonry admixture for improving the freeze/thaw durability of segmental retaining wall units and pavers, and new structural fiber reinforcements for concrete that provide a corrosion-free alternative to steel fibers and welded wire mesh.

         Performance Chemicals' specialty building materials prevent water damage to structures (such as water- and ice-barrier products for residential use and waterproofing systems for commercial structures) and protect structural steel against collapse due to fire. In North America, the specialty building materials product line also manufactures and distributes vermiculite products used in insulation and other applications. Recent product developments include liquid-applied waterproofing products and new roof underlayments that provide protection from ice and wind-driven rain; enhancements to fireproofing products that make Performance Chemicals' systems more competitive by improving applicator productivity; and fireproofing products for industrial, petrochemical and acoustical applications.

         In addition to new product introductions and enhancements described above, Performance Chemicals looks for growth opportunities in developing economies, where increases in construction activity and sophistication of construction practices can increase demand for Performance Chemicals' construction chemicals and building materials products.

         The construction chemicals and building materials produced by Performance Chemicals are marketed to an extremely broad range of customers, including cement manufacturers, ready-mix and precast concrete producers, local contractors, specialty subcontractors and applicators, masonry block manufacturers, building materials distributors and other industrial manufacturers, as well as construction specifiers, such as architects and structural engineers. For some of these customer groups (such as contractors), cost and ease of application are the key factors in making purchasing decisions; for others (such as architects and structural engineers), product performance and design versatility are the critical factors. In view of this diversity, and because the construction chemicals and building materials businesses require intensive sales and customer service efforts, Performance Chemicals maintains a separate sales and technical support team for each of its product groups. These sales and support teams sell products under global contracts, under U.S. or regional contracts and on a job-by-job basis. Consequently, Performance Chemicals competes globally with several large construction materials suppliers and regionally and locally with numerous smaller competitors. In recent years, the cement and concrete industry has experienced some consolidation, particularly in markets outside the U.S. Competition is based largely on technical support and service, product performance, adaptability of the product and price.

         The construction business is cyclical, in response to economic conditions and construction demand. The construction business is also seasonal due to weather conditions. Performance Chemicals seeks to increase profitability and minimize the impact of cyclical downturns in regional economies by introducing technically advanced higher-performance products, expanding geographically, and developing business opportunities in renovation construction markets. Although in recent years these strategies have been successful in minimizing the impact of cyclicality on Performance Chemicals' construction business, there can be no assurance that this strategy will continue to succeed, and such cyclicality could adversely affect its business and results of operations in the future.

         The raw materials used by the construction chemicals and building materials product lines can be obtained from multiple sources, including commodity chemical producers, petroleum companies and paper manufacturers. In most instances, there are at least two alternative suppliers for each of the principal raw materials used by these businesses.

         The container products business consists primarily of three product lines: can sealants and closure sealants for rigid containers, and coatings for metal packaging. These products are used to assure the quality of packaging and preserve container contents. Can sealants ensure a hermetic seal between the lid and the body of beverage, food, aerosol and other cans. Closure sealants are used to seal pry-off and twist-off metal crowns, as well as roll-on pilfer-proof and plastic closures for glass and plastic bottles and jars used in beverage and food applications. Coatings are used in the manufacture of cans and closures to protect the metal against corrosion, to protect the contents against the influences of metal, to ensure proper adhesion of sealing compounds to metal surfaces, and to provide base coats for inks and for decorative purposes. These products are principally sold to companies that manufacture containers.

         Performance Chemicals is seeking to expand its container product offerings and improve sales growth through new technologies, such as its oxygen-scavenging compounds (which absorb oxygen resulting in extended shelf life) and high barrier materials that limit gas transmission into plastic packaging. Performance Chemicals is also looking to improve container product sales through continued growth in developing regions. However, sales growth has been impacted and will likely be impacted in the future by the trend toward can systems requiring fewer seams, as well as the increasing use of plastic and glass containers.

         Competition is based on providing high-quality customer service at customer sites, as well as on uniform product quality, reliability, the ability to offer environmentally-friendly products and price. In addition, because of the relative concentration of the canning and bottling market, maintaining relationships with leading container manufacturers, canners and bottlers, and assisting them as they install new production equipment and reengineer processes, are key elements for success. In 1999, approximately 35% of container product sales were derived from its top ten customers.

         Although most raw materials used in the container products business, including resins, rubber and latices, are generally available from multiple sources, certain raw materials are purchased from single source suppliers. Some raw materials are also subject to pricing pressures from time to time, particularly for certain specialty resins. Also, currency devaluations in developing countries may adversely affect raw material costs and the prices the business may charge for its products. Performance Chemicals has been successful in establishing a supply chain organization focused on managing raw material costs and flow to alleviate some of these pressures. The impact of seasonality is not significant to the container products business.

         Performance Chemicals' 1999 net sales totaled $748 million (55.3% in North America, 21.7% in Europe, 16.9% in Asia Pacific and 6.1% in Latin America), versus $733 million in 1998 and $742 million in 1997. Sales of specialty construction chemicals accounted for 21% of Grace's total net sales in 1999, and 19% in 1998 and 1997; sales of specialty building materials accounted for 14% of Grace's total net sales in 1999, 1998 and 1997; and sales of container products accounted for 16% of Grace's total net sales in 1999, 17% in 1998 and 18% in 1997. At year-end 1999, Performance Chemicals employed approximately 3,300 people at 64 production facilities (24 in North America, 19 in Asia Pacific, 14 in Europe and 8 in Latin America) and approximately 100 sales offices worldwide. Performance Chemicals' capital expenditures tend to be relatively lower, and sales and marketing expenditures tend to be relatively higher, than those of Davison Chemicals.

         Other Businesses and Investments. In January 1999, the Company sold its Circe biomedical subsidiary to an investment group. Circe was engaged in the development of bioartificial organs. The Company also owns miscellaneous businesses and investments.

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

         In July, 1999, Grace sold substantially all of its interest in Cross Country Staffing, a provider of temporary nurses and other health care related services to an affiliate of Charterhouse Group International, Inc., a private equity firm, and the management of Cross Country Staffing. The transaction was preceded by Grace's purchase of a minority interest in Cross Country Staffing held by Nestor Healthcare Group plc. Grace received pretax net cash proceeds of approximately $103 million as a result of these two transactions.

RESEARCH ACTIVITIES

         Grace's research and development programs are directed toward the development of new products and processes and the improvement of, and development of new uses for, existing products and processes. Research is conducted in all regions, with North America and Europe accounting for the most activity. Grace's research and development strategy is to develop technology platforms on which new products will be based, while focusing development efforts in each business unit on the improvement of existing products and/or the adaptation of existing products to customer needs.

         Research and development expenses relating to continuing operations amounted to $42 million in 1999, $47 million in 1998 and $42 million in 1997 (including expenses incurred in funding external research projects). The amount of research and development expenses relating to government- and customer-sponsored projects (rather than projects sponsored by Grace) was not material.

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

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         Manufacturers of specialty chemicals products, including Grace, are subject to stringent regulations under numerous U.S. federal, state and local and foreign environmental, health and safety laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace has expended substantial funds to comply with such laws and regulations and expects to continue to do so in the future. The following table sets forth Grace's expenditures in the past three years, and its estimated expenditures in 2000 and 2001, for (i) the operation and maintenance of environmental facilities and the disposal of wastes with respect to continuing operations; (ii) capital expenditures for environmental control facilities relating to continuing operations; and (iii) site remediation:

                        (i)                       (ii)                  (iii)
                   Operation of
                  Facilities and                 Capital                Site
                  Waste Disposal              Expenditures           Remediation
                  --------------              ------------           -----------
                                              (in millions)

1997                    $36                        $7                    $37

1998                     38                         6                     37

1999                     31                         6                     25

2000 (est.)              33                         7                     43

2001 (est.)              38                         7                     38

         Additional material environmental costs may arise as a result of future legislation or other developments. Grace's earnings, competitive position and other capital expenditures have not been, and are not expected to be, materially adversely affected by compliance with environmental requirements. See Note 13 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement.

         With the goal of continuously improving Grace's environmental, health and safety ("EHS") performance, Grace established its Commitment to Care(R) initiative (based on the Responsible Care(R) program of the Chemical Manufacturers Association) in 1994 as the program under which all Grace EHS activities are to be implemented. To the extent applicable, Commitment to Care extends the basic elements of Responsible Care to all Grace locations worldwide, embracing specific performance objectives in the key areas of product stewardship, employee health and safety, community awareness and emergency response, distribution, process safety and pollution prevention.

         See Item 3 below for information concerning environmental proceedings to which Grace is a party.

ITEM 2. PROPERTIES

         Grace operates manufacturing and other types of plants and facilities (including office and other service facilities) throughout the world. Some of these plants and facilities are shared by more than one Grace business unit, and since the disposition of the Packaging Business, some plants and facilities are shared with Sealed Air Corporation. Grace considers its major operating properties to be in good operating condition and suitable for their current use. Although Grace believes that, after taking planned expansion into account, the productive capacity of its plants and other facilities is generally adequate for current operations and foreseeable growth, it conducts ongoing, long-range forecasting of its capital requirements to assure that additional capacity will be available when and as needed. Accordingly, Grace does not anticipate that its operations or income will be materially affected by the absence of available capacity. See Note 19 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for information regarding Grace's capital expenditures.

         Additional information regarding Grace's properties is set forth in
Item 1 above and in Notes 1, 8 and 13 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

         Asbestos Litigation. Grace is a defendant in property damage and bodily injury lawsuits relating to previously sold asbestos-containing products and expects that it will be named as a defendant in additional asbestos-related lawsuits in the future. Grace was a defendant in 50,342 asbestos-related lawsuits at December 31, 1999 (11 involving claims for property damage and the remainder involving 105,670 claims for bodily injury), as compared to 45,086 lawsuits at year-end 1998 (14 involving claims for property damage and the remainder involving 97,017 claims for bodily injury). In most of these lawsuits, Grace is one of many defendants.

         The plaintiffs in property damage lawsuits generally seek to have the defendants absorb the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. Cumulatively through December 31, 1999, 140 asbestos property damage cases were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in seven cases for a total of $60.3 million (none of which is on appeal); and 203 property damage cases were settled for a total of $603.8 million.

         Included in the asbestos property damage cases pending against Grace and others at December 31, 1999 were the following class actions: (i) an action, conditionally certified by the U.S. Court of Appeals for the Fourth Circuit in 1993 and pending in the U.S. District Court for the District of South Carolina, covering all public and private colleges and universities in the U.S. whose buildings contain asbestos materials, which Grace has moved to decertify (Central Wesleyan College, et al. v. W. R. Grace, et al.). During the fourth quarter of 1999, the parties agreed to a preliminary settlement of this action pending final approval by the court; and (ii) a purported class action (Anderson Memorial Hospital, et al. v. W. R. Grace & Co., et al.), filed in 1992 in the Court of Common Pleas for Hampton County, South Carolina, on behalf of all entities that own, in whole or in part, any building containing asbestos materials manufactured by Grace or one of the other named defendants, other than buildings subject to the class action lawsuit described above and any building owned by the federal or any state government. In July 1994, the claims of most class members in Anderson Memorial Hospital, et al. v. W. R. Grace & Co., et al. were dismissed due to a ruling that a South Carolina statute prohibits nonresidents from pursuing claims in the South Carolina state courts with respect to buildings located outside the state. The plaintiffs have requested that the court reconsider its decision.

         In February 2000 an action filed as a class action lawsuit was filed in U.S. District Court in Boston, Massachusetts against the Company (Lindholm v. W.
R. Grace & Co.) on behalf of all owners of homes containing Zonolite(R) attic fill insulation, a product previously sold by Grace that may contain trace amounts of asbestos. The action seeks damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. While Grace has not completed its investigation of the claims described in this lawsuit, Grace believes that this product is safe for its intended purpose and poses little or no threat to human health. At this time Grace is not able to assess the extent of any possible liability related to this matter.

         Cumulatively through December 31, 1999, approximately 14,700 bodily injury lawsuits involving 32,800 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 48,200 such suits involving approximately 124,900 claims were disposed of for a total of $410.3 million.

         Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. Grace has settled with and been paid by its primary insurance carriers with respect to both property damage and bodily injury cases and claims. Grace also has settled with its excess insurance carriers that wrote policies available for both property damage and bodily injury cases and claims with the exception of two carriers that wrote policies Grace believes are available for bodily injury claims. Grace is currently in litigation with these two excess insurance carriers, whose policies represent layers of coverage Grace has not yet reached, in the action Maryland Casualty Co. v. W. R. Grace & Co. (filed April 13, 1988), pending in the U.S. District Court for the Southern District of New York. Insurance coverage for asbestos-related liabilities has not been commercially available since 1985.

         Pursuant to settlements with primary-level and excess-level insurance carriers with respect to asbestos-related claims, Grace received payments totaling $752.7 million prior to 1997, as well as payments totaling $68.7 million in 1997, $74.0 million in 1998 and $73.1 million in 1999. Under certain settlements, Grace expects to receive additional amounts from insurance carriers in the future and has recorded receivables to reflect the expected amounts to be recovered as asbestos-related claims are paid.

         In the fourth quarter of 1998, Grace changed the period for accruing for asbestos-related bodily injury claims. Since 1996, Grace had been accruing for all current asbestos-related bodily injury claims and those expected to be asserted over the ensuing five-year period. Based on Grace's experience and recent trends in asbestos bodily injury litigation, Grace believes that it can now reasonably forecast the number and ultimate cost of all present and future bodily injury claims expected to be asserted, and now has accrued for this ultimate cost. Under the new accrual period, Grace's gross aggregate accrual for asbestos liabilities at December 31, 1999 was $1,084.0 million; this amount reflects all asbestos-related property damage and bodily injury cases and claims then pending (except for the Lindholm case referenced above with respect to Grace's attic fill insulation, which was not filed until February 2000 and for which insufficient information exists to estimate any potential liability), as well as all bodily injury claims expected to be filed in the future.

         Grace's ultimate exposure with respect to its asbestos-related cases and claims will depend on the actual number and nature of claims filed and the extent to which insurance will cover damages for which it may be liable, amounts paid in settlement and litigation costs. At December 31, 1999, Grace had recorded a receivable of $366.1 million, as well as notes receivable of $5.3 million from insurance carriers, reflecting the estimated recovery from insurance carriers with respect to pending and projected asbestos cases and claims, including all projected bodily injury cases as described above. In Grace's opinion (which is not based on a formal opinion of counsel), it is probable that recoveries from its insurance carriers, along with other sources of funds, will be available to satisfy the property damage and bodily injury cases and claims pending at December 31, 1999, as well as bodily injury claims expected to be filed in the future.

         See Note 2 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional information.

         Environmental Proceedings. The following is a description of the material environmental proceedings in which Grace is involved:

         Grace (together with certain other companies) has been designated a "potentially responsible party" ("PRP") by the U.S. Environmental Protection Agency ("EPA") with respect to absorbing the costs of investigating and remediating pollution at various sites. At year-end 1999, proceedings were pending with respect to approximately 33 sites as to which Grace has been designated a PRP. U.S. federal law provides that all PRPs may be held jointly and severally liable for the costs of investigating and remediating a site. Grace is also conducting investigatory and remediation activities at sites under the jurisdiction of state and/or local authorities.

         The EPA is currently conducting an investigation of the air, water and soil quality in and around Libby, Montana. This investigation was triggered by newspaper reports of excessive levels of asbestos-related disease related to Grace's former vermiculite mining activities in the area. This investigation, which will also include a comprehensive health-screening program, is scheduled to be completed in the third quarter of 2000. EPA is also reviewing Grace's present and former vermiculite processing plant operations in other locations. This investigation is not expected to result in significant sanctions or material liability to Grace. In addition, on February 22, 2000, a class action lawsuit was filed in U.S. District Court in Missoula, Montana (Tennison, et al.
v. W.R. Grace & Co., et al) against Grace on behalf of all owners of real property situated within 12 miles from Libby, Montana that are improved private properties. The action alleges that the class members have suffered harm in the form of environmental contamination and loss of property rights resulting from Grace's former vermiculite mining and processing operations. The complaint seeks remediation, property damages and punitive damages. While Grace has not completed its investigation of the claims, it has no reason to believe that its former activities caused damage to the environment or property. At this time, the Company is not able to assess the extent of any possible liability related to this lawsuit.

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

         Grace has been involved in litigation with its insurance carriers, seeking reimbursement from them for certain amounts for which Grace may be held liable with respect to such costs. In 1998, Grace entered into a settlement agreement with one of its carriers and received payment of $57 million. Grace is a party to two environmental insurance coverage actions pending in the U.S. District Court for the Southern District of New York. The first is styled Maryland Casualty Co. v. W. R. Grace & Co. (filed June 21, 1988). Litigation continues in this case as to a certain primary-level carrier that has not settled with respect to claims for environmental property damage. The second case, entitled Uniguard v. W. R. Grace, was filed on December 17, 1997. This declaratory judgment action seeks a determination concerning the liability of one excess carrier for bodily injury claims as a result of environmental contamination. The outcome of these cases, as well as the amounts of any recoveries that Grace may receive in connection therewith, is presently uncertain.

         Grace believes that the liabilities for environmental remediation costs, including costs relating to environmental proceedings, that have been recorded in Grace's historical financial statements are adequate and, irrespective of outcome of the insurance litigations referred to above, Grace believes that the resolution of pending environmental proceedings will not have a material adverse effect on the consolidated financial position or liquidity of Grace. For further information, see "Environmental, Health and Safety Matters" under Item 1 above and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement.

         U.S. Justice Department Lawsuit. The United States and the State of California, acting through the U.S. Justice Department and the Attorney General for California, have intervened in a qui tam lawsuit, originally filed in June 1995, pending in the U.S. District Court for the Northern District of California (United States ex rel. Robert Costa and Ronald Thornburg, et al. v. Baker & Taylor, Inc., et al.). The amended complaint in this lawsuit alleges that Baker & Taylor Books, a book wholesaler sold by Grace in 1992, overcharged public schools, libraries and federal agencies for book sales since at least 1980, including the period during which Baker & Taylor Books was owned by Grace. Grace and Baker & Taylor, Inc. (the entity that currently operates Baker & Taylor Books) have been named as defendants. The lawsuit seeks unspecified actual damages plus trebled damages under the Federal and California False Claims Acts, other civil penalties, attorneys' fees and expenses and such other relief as the Court may deem proper. In June 1999, Baker & Taylor, Inc. settled the claims of the United States for $3 million. In August 1999, the Court permitted 17 additional states to intervene in this case. The case continues with claims by the U.S. against Grace and by the states against Grace and Baker & Taylor, Inc.

         Liabilities Relating to National Medical Care. In connection with the reorganization of a predecessor of the Company ("Grace New York") on September 27, 1996, Grace's former National Medical Care ("NMC") health care businesses were separated from Grace's other businesses and merged with a subsidiary of Fresenius A.G., a German corporation. The agreement governing such transactions provides generally for certain cross-indemnities designed to place with Grace New York (now a subsidiary of Fresenius A.G.) financial responsibility for the liabilities of such health care businesses and to place with Grace financial responsibility for the other liabilities of Grace New York and its other subsidiaries.

          Under the terms of the transactions, NMC remains responsible for all liabilities resulting from the investigation by the Office of the Inspector General ("OIG") of the U.S. Department of Health and Human Services and certain related matters. In July 1996, an agreement was entered into with the U.S. government under which, among other things, Grace guaranteed under certain circumstances the payment obligations of NMC and its affiliates to the U.S. government arising out of the OIG investigation with respect to acts and transactions taking place prior to September 27, 1996. In the fourth quarter of 1999, Fresenius Medical Care A.G. ("Fresenius") entered into a preliminary agreement with the U.S. government settling the OIG and related claims. In January, 2000 Fresenius announced that it had finalized this settlement agreement and agreed to pay the U.S. government $486 million in full settlement of these claims. Grace does not expect that there will be any impact on its financial condition or results of operations as a result of this settlement.

         See Note 13 to the Consolidated Financial Statements for additional information concerning certain litigation and proceedings involving NMC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         This Item is inapplicable, as no matters were submitted to a vote of the Company's security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS

The Company's current executive officers are listed below. Executive officers are elected to serve until the following annual meeting of the Company's Board of Directors. The next annual meeting of the Company's Board of Directors is scheduled to be held on May 10, 2000.

     Name and Age                       Office                First Elected
     ------------                       ------                -------------

Robert J. Bettacchi (57)     Senior Vice President               04/01/97

William M. Corcoran (50)     Vice President                      05/11/99

W. Brian McGowan (50)        Senior Vice President               12/06/90*

William L. Monroe (58)       Vice President                      05/11/87*

Paul J. Norris (52)          Chairman,                           01/01/99
                             President and Chief                 11/01/98
                             Executive Officer

David B. Siegel (51)         Senior Vice President and           09/01/98*
                             General Counsel

Robert M. Tarola (49)        Senior Vice President and           05/11/99
                             Chief Financial Officer

*  Designated an Executive Officer on July 9, 1998

         Messrs. Bettacchi, McGowan, Monroe and Siegel have been actively engaged in Grace's business for the past five years. Prior to joining Grace, Mr. Corcoran had served as Vice President of Business and Regulatory Affairs for AlliedSignal Incorporated's specialty chemicals business since 1997. For nine years prior to that, he served as Vice President of Public Affairs in AlliedSignal's engineered materials sector. Mr. Norris was a Senior Vice President of AlliedSignal and President of its specialty chemicals business from January 1997 until joining Grace. Mr. Norris joined AlliedSignal in 1989 as President of its fluorine products/chemicals and catalysts businesses. Mr. Tarola joined Grace from MedStar Health, Inc., where he had served as Senior Vice President and Chief Financial Officer since July 1998. He previously served in a similar capacity with Helix Health, Inc. for two years. From 1974 through 1996, Mr. Tarola was an employee of and partner in Price Waterhouse LLP.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         Except as provided below, the information called for by this Item appears in the Financial Supplement under the heading "Financial Summary" opposite the caption "Other Statistics - Common shareholders of record" (page F-29); under the heading "Quarterly Summary and Statistical Information - Unaudited" opposite the caption "Market price of common stock" (page F-28); and in Note 14 to the Consolidated Financial Statements (page F-21).

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

ITEM 6. SELECTED FINANCIAL DATA

         The information called for by this Item appears under the heading "Financial Summary" (page F-29 of the Financial Supplement) and in Notes 2, 3, 10, 13 and 15 to the Consolidated Financial Statements (pages F-9, F-11, F-16, F-19 and F-21 of the Financial Supplement) which is incorporated herein by reference. In addition, Exhibit 12 to this Report (page F-42 of the Financial Supplement) contains the ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends for Grace for the years 1995-1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information called for by this Item appears on pages F-30 to F-40 of the Financial Supplement, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information called for by this Item appears in Notes 10 and 11 to the Consolidated Financial Statements (pages F-16 and F-17 of the Financial Supplement), which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Except for the information regarding the Company's executive officers (see pages 14 and 15), the information called for by this Item is incorporated in this Report by reference to the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, except for information not deemed to be "soliciting material" or "filed" with the Commission, information subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 ("Exchange Act") or information subject to the liabilities of Section 18 of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

         See response to Item 13 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         See response to Item 13 below

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Items 11, 12 and 13 is incorporated in this Report by reference to the Definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, except for information not deemed to be "soliciting material" or "filed" with the Commission, information subject to Regulations 14A or 14C under the Exchange Act or information subject to the liabilities of Section 18 of the Exchange Act.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         Financial Statements and Schedules. See the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibit on page F-1 of the Financial Supplement.

         Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the fourth quarter of 1999.

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

  EXHIBIT
     NO.                       EXHIBIT                                           WHERE LOCATED
     ---                       -------                                           -------------
    2.1       Form of Distribution Agreement, by and                     Annex B to the Joint Proxy
              among Old Grace, W. R. Grace & Co.-Conn.                   Statement/Prospectus dated
              and Grace Specialty Chemicals, Inc. (now                   February 13, 1998 of Old Grace
              named W. R. Grace & Co.)                                   and Sealed Air Corporation
                                                                         included in Form S-4 (filed
                                                                         2/13/98)

    3.1       Restated Certificate of Incorporation of                   Exhibit 3.1 to Form 8-K (filed
              W. R. Grace & Co.                                          4/9/98)

    3.2       Amended and Restated By-laws of W. R.                      Exhibit 3.2 to Form 10-K (filed
              Grace & Co.                                                3/29/99)

    4.1       Rights Agreement dated as of March 31,                     Exhibit 4.1 to Form 8-K (filed
              1998 between W. R. Grace & Co. and The                     4/9/98)
              Chase Manhattan Bank, as Rights Agent

    4.2       Indenture dated as of September 29, 1992                   Exhibit 4(a) to Registration
              among W. R. Grace & Co.-Conn., Grace                       Statement No. 33-43566 on
              New York and Bankers Trust Company                         Form S-3 (filed 10/29/91)

    4.3       Supplemental Indenture dated as of                         Exhibit 4.4 to Form 8-K of Old
              September 24, 1996, among W. R. Grace &                    Grace (filed 10/10/96)
              Co.-Conn., Grace New York, Old Grace and
              Bankers Trust Company, to Indenture dated
              as of September 29, 1992

    4.4       Indenture dated as of January 28, 1993                     Exhibit 4(a) to Registration
              among W. R. Grace & Co.-Conn., Grace                       Statement No. 33-55392 on
              New York and The Bank of New York                          Form S-3 (filed 12/4/92)
              (successor to NationsBank of Georgia, N.A.)

    4.5       Supplemental Indenture dated as of                         Exhibit 4.5 to Form 8-K of Old
              September 24, 1996, among W. R. Grace &                    Grace (filed 10/10/96)
              Co.-Conn., Grace New York, Old Grace, and
              The Bank of New York, to Indenture dated as
              of January 28, 1993


    4.6       Credit Agreement dated as of May 14, 1998,                 Exhibit 4.1 to Form 10-Q (filed
              among W. R. Grace & Co.-Conn., W. R.                       8/14/98)
              Grace & Co., the several banks parties
              thereto; the co-agents signatories thereto;
              The Chase Manhattan Bank, as administrative
              agent for such banks; and Chase Securities
              Inc., as arranger

    4.7       364-Day Credit Agreement, dated as of May                  Exhibit 4.1 to Form 10-Q (filed
              5, 1999, among W. R. Grace & Co.-Conn.;                    8/3/99)
              W. R. Grace & Co.; the several banks parties
              thereto; the co-agents signatories thereto;
              Bank of America National Trust and Savings
              Association, as documentation agent; The
              Chase Manhattan Bank, as administrative
              agent for such banks; and Chase Securities
              Inc., as book manager

   10.1       Form of Employee Benefits Allocation                       Exhibit 10.1 to Form 10 (filed
              Agreement, by and among Old Grace, W. R.                   3/13/98)
              Grace & Co.-Conn. and Grace Specialty
              Chemicals, Inc. (now named W. R. Grace &
              Co.)

   10.2       Form of Tax Sharing Agreement, by and                      Exhibit 10.2 to Form 10 (filed
              among Old Grace, W. R. Grace & Co.-Conn.                   3/13/98)
              and Grace Specialty Chemicals, Inc. (now
              named W. R. Grace & Co.)

   10.3       Form of W. R. Grace & Co. 1998 Stock                       Annex C to the Information
              Incentive Plan                                             Statement of Grace Specialty
                                                                         Chemicals, Inc. (now named W. R.
                                                                         Grace & Co.) dated February
                                                                         13, 1998 including the Form 10 of
                                                                         Grace filed 3/13/98 ("Information
                                                                         Statement")*

   10.4       Form of W. R. Grace & Co. 1998 Stock Plan                  Annex D to Information
              for Nonemployee Directors                                  Statement*

   10.5       W. R. Grace & Co. 1996 Stock Incentive                     Exhibit 10.4 to Form 10-Q
              Plan, as amended                                           (filed 5/15/98)*

   10.6       W. R. Grace & Co. 1996 Stock Retainer Plan                 Exhibit 10.2 for Form 8-K of Old
              for Nonemployee Directors                                  Grace (filed 10/10/96)*


   10.7       W. R. Grace & Co. Supplemental Executive                   Exhibit 10.03 to Form 10-K of Old
              Retirement Plan, as amended                                Grace (filed 3/28/97)*

   10.8       W. R. Grace & Co. Executive Salary                         Exhibit 10.04 to Form 10-K of Old
              Protection Plan, as amended                                Grace (filed 3/28/97)*

   10.9       W. R. Grace & Co. 1981 Stock Incentive                     Exhibit 10.3 to Form 8-K of Old
              Plan, as amended                                           Grace (filed 10/10/96)*

   10.10      W. R. Grace & Co. 1986 Stock Incentive                     Exhibit 10.4 to Form 8-K of Old
              Plan, as amended                                           Grace (filed 10/10/96)*

   10.11      W. R. Grace & Co. 1989 Stock Incentive                     Exhibit 10.5 to Form 8-K of Old
              Plan, as amended                                           Grace (filed 10/10/96)*

   10.12      W. R. Grace & Co. 1994 Stock Incentive                     Exhibit 10.6 to Form 8-K of Old
              Plan, as amended                                           Grace (filed 10/10/96)*

   10.13      Information concerning W. R. Grace & Co.                   Pages 7-12 and 26-36 of Proxy
              Incentive Compensation Program, Deferred                   Statement of Old Grace (filed
              Compensation Program and Long-Term                         4/7/97)*
              Incentive Program

   10.14      Form of Long-Term Incentive Program                        Exhibit 10.13 to Registration
              Award                                                      Statement on Form S-1 of Old
                                                                         Grace (filed 8/2/96)*

   10.15      Forms of Stock Option Agreements                           Exhibit 10.15 to Form 10-K
                                                                         (filed 3/29/99)*

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

   10.19      Form of Restricted Share Award Agreements                  Exhibit 10.1 in Form 10-Q (filed
              dated April 7, 1998                                        5/15/98)*

   10.20      Employment Agreement, dated October 26,                    Exhibit 10.1 in form 10-Q (filed
              1998, by and between W. R. Grace & Co.                     11/13/98)*
              and Paul J. Norris


   10.21      Employment Agreement dated May 11, 1998                    Exhibit 10.1 to Form 10-Q (filed
              between W. R. Grace & Co.-Conn. and                        8/13/99)*
              Robert M. Tarola

   10.22      Letter Agreement dated June 10, 1999                       Filed herewith*
              between Paul J. Norris, on behalf of W. R.
              Grace & Co., and David B. Siegel

   10.23      Letter Agreement dated April 1, 1999                       Filed herewith*
              between Paul J. Norris, on behalf of W. R.
              Grace & Co., and W. Brian McGowan

   10.24      Distribution Agreement by and among Grace                  Exhibit 2 to Form 8-K of Grace
              New York, W. R. Grace & Co.-Conn. and                      New York (filed 2/6/96)
              Fresenius AG dated February 4, 1996

   10.25      Form of Indemnification Agreement between                  Exhibit 10.39 to Registration
              W. R. Grace & Co. and certain directors                    Statement on Form S-1 of Old
                                                                         Grace (filed 8/2/96)*

   10.26      Form of Indemnification Agreement between                  Exhibit 10.37 to Form 10-K of Old
              W. R. Grace & Co. and certain officers and                 Grace (filed 3/28/97)*
              directors

    12        Computation of Ratio of Earnings and Fixed                 Filed herewith in Financial
              Charges and Combined Fixed Charges and                     Supplement to Grace 1999 10-K
              Preferred Stock Dividends

    21        List of Subsidiaries of W. R. Grace & Co.                  Filed herewith

    23        Consent of Independent Accountants                         Filed herewith in Financial
                                                                         Supplement to Grace 1999 10-K

    24        Powers of Attorney                                         Filed herewith

    27        Financial Data Schedules                                   [Filed Electronically Only]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                W. R. GRACE & CO.

                                                By  /s/ Robert M. Tarola
                                                    ------------------------
                                                        Robert M. Tarola
                                                (Senior Vice President and
                                                Chief Financial Officer)

Dated:  March 28, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2000.

Signature                                Title
---------                                -----
P. J. Norris                   President and Director
                               (Principal Executive Officer)

J. F. Akers*             }
R. C. Cambre*            }
M. A. Fox*               }     Directors
J. J. Murphy*            }
T. A. Vanderslice*       }

/s/ Robert M. Tarola           Senior Vice President and Chief Financial Officer
    (Robert M. Tarola)         (Principal Financial Officer and Principal
                               Accounting Officer)

* By signing his name hereto, Mark A. Shelnitz is signing this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                                        By /s/ Mark A. Shelnitz
                                               ----------------------------
                                               Mark A. Shelnitz
                                               (Attorney-in-Fact)

                              FINANCIAL SUPPLEMENT

                                W. R. GRACE & CO.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                              FINANCIAL SUPPLEMENT
                                       TO
         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999

                       W. R. GRACE & CO. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements
                  and Financial Statement Schedule and Exhibit

Report of Independent Accountants on Financial Statement Schedule... F-2
Consent of Independent Accountants.................................. F-2
Management's Responsibility for Financial Reporting................. F-3
Report of Independent Accountants................................... F-3
Consolidated Statement of Operations for the three years in the period ended December 31, 1999................................. F-4
Consolidated Statement of Cash Flows for the three years in the period ended December 31, 1999................................. F-5
Consolidated Balance Sheet at December 31, 1999 and 1998............ F-6
Consolidated Statement of Shareholders' Equity for the three years in the period ended December 31, 1999.................... F-7
Consolidated Statement of Comprehensive Income (Loss) for the three years in the period ended December 31, 1999.................... F-7
Notes to Consolidated Financial Statements.......................... F-8 - F-27
Quarterly Summary and Statistical Information....................... F-28
Financial Summary................................................... F-29
Management's Discussion and Analysis of Results of Operations
     and Financial Condition........................................ F-30 - F-40
Financial Statement Schedule
     Schedule II  -  Valuation and Qualifying Accounts and Reserves. F-41

Exhibit 12:  Computation of Ratio of Earnings to Fixed Charges and
     Combined Fixed Charges and Preferred Stock Dividends........... F-42

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

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF W. R. GRACE & CO.

Our audits of the consolidated financial statements referred to in our report dated February 1, 2000 appearing on page F-3 of this 1999 Annual Report on Form 10-K of W. R. Grace & Co. also included an audit of the Financial Statement Schedule listed on page F-1 in the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibit of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Baltimore, Maryland
February 1, 2000

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 333-49083, 333-49507, 333-49509, 333-49511, 333-49513, 333-49515, 333-49517, 333-49703, and
333-49705) of W. R. Grace & Co. of our report dated February 1, 2000 appearing on page F-3 of this 1999 Annual Report on Form 10-K of W. R. Grace & Co. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears above.

PricewaterhouseCoopers LLP
Baltimore, Maryland
March 29, 2000

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

     Management maintains internal control systems to assist it in fulfilling its responsibility for financial reporting. These systems include business, accounting and reporting policies and procedures, selection of personnel, segregation of duties and an internal audit function. While no system can ensure elimination of all errors and irregularities, Grace's systems, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed and transactions are properly executed and reported. The concept of reasonable assurance is based on the recognition that there are limitations in all systems of internal control and that the costs of such systems should not exceed their benefits.

     The Audit Committee of the Board of Directors, which is comprised of directors who are neither current nor former officers, employees or consultants to Grace, meets regularly with Grace's senior financial personnel, internal auditors and independent accountants to review audit plans and results, as well as the actions taken by management in discharging its responsibilities for accounting, financial reporting and internal control systems. The Audit Committee reports its findings and recommends the selection of independent accountants to the Board of Directors. Grace's management, internal auditors and independent accountants have direct and confidential access to the Audit Committee at all times.

     The independent accountants are engaged to conduct the audits of and report on the Consolidated Financial Statements in accordance with generally accepted auditing standards. These standards require a review of the systems of internal controls and tests of transactions to the extent considered necessary by the independent accountants for purposes of supporting their opinion as set forth in their report.

Paul J. Norris                                       Robert M. Tarola
Chairman, President and                              Senior Vice President and
Chief Executive Officer                              Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF W. R. GRACE & CO.

In our opinion, the accompanying consolidated financial statements appearing on pages F-4 through F-27 of this report present fairly, in all material respects, the financial position of W. R. Grace & Co. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Baltimore, Maryland
February 1, 2000

CONSOLIDATED FINANCIAL STATEMENTS


=========================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS                                                YEAR ENDED DECEMBER 31,
=========================================================================================================================
Amounts in millions, except per share amounts                                1999            1998             1997
                                                                        -------------------------------------------------


Net sales.......................................................          $  1,471.9    $  1,463.4       $  1,478.4
Other income....................................................                56.7          36.4             54.8
                                                                        -------------------------------------------------

                                                                             1,528.6       1,499.8          1,533.2
                                                                        -------------------------------------------------

Cost of goods sold, exclusive of depreciation and amortization
    shown separately below......................................               856.2         883.4            915.9
Selling, general and administrative expenses....................               321.3         321.4            376.8
Research and development expenses ..............................                42.4          47.4             42.4
Depreciation and amortization ..................................                89.2          92.1             94.8
Interest expense and related financing costs ...................                16.1          19.8             21.2
Provision for restructuring and asset impairments...............                --            21.0             47.8
Net insurance recovery on environmental remediation ............                --           (38.2)            --
Provision for asbestos-related litigation ......................                --           376.1             --
Gain on sale of businesses .....................................                --            --             (103.1)
                                                                        -------------------------------------------------
                                                                             1,325.2       1,723.0          1,395.8
                                                                        -------------------------------------------------
Income (loss) from continuing operations before income taxes....               203.4        (223.2)           137.4
(Provision for) benefit from income taxes ......................               (73.2)         74.0            (51.5)
                                                                        -------------------------------------------------
    INCOME (LOSS) FROM CONTINUING OPERATIONS....................               130.2        (149.2)            85.9
Income from discontinued operations, net of tax ................                 5.7           0.9            175.1
                                                                        -------------------------------------------------
Income (loss) before extraordinary item ........................               135.9        (148.3)           261.0
Extraordinary item - loss from early extinguishment of debt, net
    of tax......................................................                --           (35.3)            --
                                                                        -------------------------------------------------

    NET INCOME (LOSS)...........................................          $    135.9    $   (183.6)      $    261.0
=========================================================================================================================

BASIC EARNINGS PER SHARE:
    Continuing operations ......................................          $    1.84     $   (2.00)      $     1.16
    Net income (loss) ..........................................          $    1.92     $   (2.46)      $     3.53

Weighted average number of basic shares ........................               70.7          74.6             74.0

DILUTED EARNINGS PER SHARE:
    Continuing operations ......................................          $    1.76     $   (2.00)      $     1.13
    Net income (loss)...........................................          $    1.84     $   (2.46)      $     3.45

Weighted average number of diluted shares ......................               73.8          74.6             75.7
=========================================================================================================================

  The Notes to Consolidated Financial Statements are an integral part of these statements.

====================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS                                                            YEAR ENDED DECEMBER 31,
====================================================================================================================================
Dollars in millions                                                                     1999              1998            1997
                                                                                  --------------------------------------------------
OPERATING ACTIVITIES
Income (loss) from continuing operations before income taxes ....................    $    203.4      $    (223.2)    $     137.4
Reconciliation to cash  provided by (used for) operating activities:
     Depreciation and amortization ..............................................          89.2             92.1            94.8
     Provision for asbestos-related litigation...................................          --              376.1            --
     Provision for restructuring and asset impairments...........................          --               21.0            47.8
     Gain on sales of businesses.................................................          --               --            (103.1)
     Gain on disposal of assets .................................................         (13.6)            --              --
     Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency exchange:
      Decrease (increase) in notes and accounts receivable, net..................           0.5             85.7           (70.2)
      (Increase) decrease in inventories ........................................          (5.7)             0.5            (7.9)
      Decrease (increase) in subordinated interest of accounts receivable sold ..          37.0            (65.1)           --
      (Decrease) increase in accounts payable ...................................          (0.3)            15.3           (26.3)
      Increase (decrease) in accrued liabilities ................................          12.6           (157.1)          (94.8)
      Expenditures for asbestos-related litigation ..............................        (115.9)          (238.7)         (142.8)
      Proceeds from asbestos-related insurance ..................................          73.1             74.0            68.7
      Expenditures for environmental remediation ................................         (17.8)           (28.9)          (31.1)
      Expenditures for postretirement benefits ..................................         (19.6)           (21.0)          (19.7)
      Other .....................................................................         ( 8.3)            (8.1)           59.5

                                                                                  --------------------------------------------------
     NET PRE-TAX CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
       OF CONTINUING OPERATIONS..................................................         234.6            (77.4)          (87.7)
Net pre-tax cash (used for) provided by operating activities of discontinued
     operations..................................................................         (42.9)           (66.0)          333.4

                                                                                  --------------------------------------------------
     NET PRE-TAX CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES ...............         191.7           (143.4)          245.7
Income taxes paid, net of refunds ...............................................         (54.4)            70.7            (9.3)
                                                                                  --------------------------------------------------
     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES .......................         137.3            (72.7)          236.4
                                                                                  --------------------------------------------------

INVESTING ACTIVITIES
Capital expenditures ............................................................         (82.5)          (100.9)         (258.7)
Businesses acquired in purchase transactions, net of cash acquired ..............          (9.4)            --             (17.2)
Net investing activities of discontinued operations .............................         (54.1)           (14.3)          (70.7)
Net proceeds from divestments of businesses .....................................         184.6              3.9           695.5
Proceeds from disposals of assets ...............................................          40.6              3.1            21.2
                                                                                  --------------------------------------------------
     NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES .......................          79.2           (108.2)          370.1
                                                                                  --------------------------------------------------

FINANCING ACTIVITIES
Repayments of borrowings having original maturities in excess of three months ...          --             (698.5)         (162.3)
Borrowings having original maturities of three months or less, net of repayments           18.7           (331.3)         (142.0)
Proceeds from the exercise of stock options .....................................          26.6             52.0            60.1
Purchase of treasury stock ......................................................         (95.3)           (82.2)         (335.9)
Net financing activity of discontinued operations ...............................         (27.5)         1,256.6            --
Dividends paid ..................................................................          --               --             (41.2)
                                                                                  --------------------------------------------------
     NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES .......................         (77.5)           196.6          (621.3)
                                                                                  --------------------------------------------------

Effect of currency exchange rate changes on cash and cash equivalents ...........          (4.5)             2.0            (5.9)
                                                                                  --------------------------------------------------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................         134.5             17.7           (20.7)
     CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...............................          65.3             47.6            68.3
                                                                                  --------------------------------------------------
     CASH AND CASH EQUIVALENTS, END OF YEAR .....................................    $    199.8      $      65.3     $      47.6
====================================================================================================================================

  The Notes to Consolidated Financial Statements are an integral part of these statements.


===============================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET                                                                           DECEMBER 31,
===============================================================================================================================
Amounts in millions, except par value and shares                                                1999               1998
                                                                                         --------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents ...................................................            $         199.8    $          65.3
Notes and accounts receivable, net ..........................................                      193.6              196.9
Inventories .................................................................                      128.2              130.1
Deferred income taxes .......................................................                      111.7               81.0
Asbestos-related insurance expected to be realized within one year ..........                       75.2               66.7
Other current assets.........................................................                       71.3               85.6
                                                                                         --------------------------------------
     TOTAL CURRENT ASSETS ...................................................                      779.8              625.6

Properties and equipment, net of accumulated depreciation and
     amortization of $908.3 (1998 - $879.1) .................................                      617.3              661.4
Goodwill, less accumulated amortization of $7.2 (1998 - $9.8) ...............                       25.4               37.8
Cash value of life insurance policies, net of policy loans...................                       81.6               77.0
Deferred income taxes .......................................................                      345.8              406.9
Asbestos-related insurance expected to be realized after one year............                      296.2              376.3
Other assets ................................................................                      346.5              388.8
                                                                                         --------------------------------------
     TOTAL ASSETS ...........................................................            $       2,492.6    $       2,573.8
                                                                                         ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt .............................................................            $          13.0    $          80.6
Accounts payable ............................................................                      124.1              123.7
Income taxes payable ........................................................                      118.7              135.3
Asbestos-related liability expected to be satisfied within one year..........                      199.3               95.5
Other current liabilities ...................................................                      286.3              206.7
                                                                                         --------------------------------------
     TOTAL CURRENT LIABILITIES ..............................................                      741.4              641.8

Long-term debt ..............................................................                      123.2               32.8
Deferred income taxes .......................................................                       20.5               24.5
Asbestos-related liability expected to be satisfied after one year ..........                      884.7            1,104.4
Other liabilities ...........................................................                      566.2              682.7
                                                                                         --------------------------------------
     TOTAL LIABILITIES ......................................................                    2,336.0            2,486.2
                                                                                         --------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock issued, par value $.01; 300,000,000 shares authorized;
     outstanding: 1999 - 69,414,000; 1998 - 72,503,000 ......................                        0.8                0.7
Paid in capital .............................................................                      422.6              409.3
Accumulated deficit..........................................................                      (81.2)            (157.6)
Deferred compensation trust .................................................                       (0.6)              (0.8)
Treasury stock, at cost:  6,628,500 common shares (1998 - 5,149,100) ........                      (89.1)             (83.1)
Accumulated other comprehensive loss ........................................                      (95.9)             (80.9)
                                                                                         --------------------------------------
     TOTAL SHAREHOLDERS' EQUITY .............................................                      156.6               87.6
                                                                                         --------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............................            $       2,492.6    $       2,573.8
===============================================================================================================================

  The Notes to Consolidated Financial Statements are an integral part of these statements.

=================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
=================================================================================================================================

                                   Common Stock     Retained                                    Accumulated
                                        and         Earnings       Deferred                        Other            TOTAL
                                      Paid in     (Accumulated   Compensation     Treasury     Comprehensive     SHAREHOLDERS'
Dollars in millions                   Capital       Deficit)         Trust         Stock       Income (Loss)        EQUITY
---------------------------------------------------------------------------------------------------------------=================
BALANCE, DECEMBER 31, 1996         $    524.9    $     172.6    $      --       $    (0.5)   $          (64.6) $       632.4
Net income ...................           --            261.0           --            --                  --            261.0
Dividends paid................           --            (41.2)          --            --                  --            (41.2)
Purchase of common stock .....           --             --             --          (335.9)               --           (335.9)
Shares issued under stock plans          86.8           --             (5.7)          4.7                --             85.8
Retirement of treasury stock..          (47.6)        (284.1)          --           331.7                --             --
Other comprehensive (loss)....           --             --             --            --                (134.2)        (134.2)
                                   ---------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997....     $    564.1    $     108.3    $      (5.7)    $    --      $         (198.8) $       467.9
                                   =============================================================================================

Net loss .....................           --           (183.6)          --            --                  --           (183.6)
Separation of Packaging Business
                                       (233.8)         (82.3)           0.5          --                 119.2         (196.4)
Reclassification of assets in
   deferred compensation trust           --             --              4.2          --                  --              4.2
Purchase of common stock .....           --             --             --           (83.1)               --            (83.1)
Shares issued under stock plans          79.7           --              0.2          --                  --             79.9
Other comprehensive (loss) ...           --             --             --            --                  (1.3)          (1.3)
                                   ---------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998....     $    410.0    $    (157.6)   $      (0.8)    $   (83.1)   $          (80.9) $        87.6
                                   =============================================================================================


Net income ...................           --            135.9           --            --                  --            135.9
Purchase of common stock .....           --             --             --           (94.4)               --            (94.4)
Shares issued under stock plans          42.3           --              0.2          --                  --             42.5
Retirement of treasury stock..          (28.9)         (59.5)          --            88.4                --             --
Other comprehensive (loss)....           --             --             --            --                 (15.0)         (15.0)
                                   ---------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999....     $    423.4    $     (81.2)   $      (0.6)    $   (89.1)   $          (95.9) $       156.6
================================================================================================================================

================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)                                 YEAR ENDED DECEMBER 31,
================================================================================================================================
Dollars in millions                                                        1999                 1998                1997
                                                                     ------------------------------------------------------------
Net income (loss)................................................      $  135.9            $  (183.6)           $  261.0
                                                                     ------------------------------------------------------------
Other comprehensive income (loss):
Foreign currency translation adjustments.........................         (19.3)                (7.2)             (134.2)
Net unrealized gains on investments..............................           1.5                 16.5                --
Minimum pension liability adjustments............................           2.8                (10.6)               --
                                                                     ------------------- -------------------- ===================
Total other comprehensive (loss).................................         (15.0)                (1.3)             (134.2)
                                                                     ------------------- -------------------- ===================
Comprehensive income (loss)......................................      $  120.9            $  (184.9)           $  126.8
================================================================================================================================


      The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions unless otherwise stated)

--------------------------------------------------------------------------------
1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND
     FINANCIAL REPORTING POLICIES
================================================================================

W. R. Grace & Co., through its subsidiaries, is primarily engaged in specialty chemicals and specialty materials businesses on a worldwide basis. These businesses consist of catalysts and silica products (Davison Chemicals) and construction chemicals, building materials and container products (Performance Chemicals).

W. R. Grace & Co. conducts substantially all of its business through a direct, wholly owned subsidiary, W. R. Grace & Co.-Conn. (Grace-Conn.). Grace-Conn. owns substantially all of the assets, properties and rights of W. R. Grace & Co., either directly or through subsidiaries. On a consolidated basis, Grace-Conn.'s statement of operations, statement of cash flows and balance sheet are substantially the same as those of W. R. Grace & Co.'s as reflected in the consolidated financial statements included herein.

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

PRINCIPLES OF CONSOLIDATION: The Consolidated Financial Statements include the accounts of the Company and majority-owned companies as to which the Company exercises control over operating and financial policies. Intercompany transactions and balances are eliminated in consolidation. Investments in affiliated companies as to which the Company does not exercise control over operating and financial policies are accounted for under the equity method.

RECLASSIFICATIONS: Certain amounts in prior years' Consolidated Financial Statements have been reclassified to conform to the 1999 presentation and as required with respect to discontinued operations.

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

SALE OF ACCOUNTS RECEIVABLE: Grace enters into transactions to sell certain of its trade accounts receivable and retains a subordinated interest and servicing rights. Net losses on the sale of receivables are based on the carrying value of the assets sold, allocated in proportion to their fair value. Retained interests are carried at fair value and are included in other current assets in the Consolidated Balance Sheet. Grace generally estimates fair value based on the present value of expected future cash flows less management's best estimates of uncollectible accounts receivable. Grace maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all trade receivables, including receivables sold. The allowance is reviewed regularly and adjusted for accounts deemed uncollectible by management. Expenses and losses associated with the program are recognized as a component of interest expense and related financing costs.

INVENTORIES: Inventories are stated at the lower of cost or market. The methods used to determine cost include first-in/first-out and, for substantially all U.S. inventories, last-in/first-out. Market values for raw materials are based on current cost and, for other inventory classifications, net realizable value.

PROPERTIES AND EQUIPMENT: Properties and equipment are stated at cost. Depreciation of properties and equipment is generally computed using the straight-line method over the estimated useful life of the asset. Estimated useful lives range from 20 to 40 years for buildings, 3 to 7 years for information technology equipment, 3 to 10 years for machinery and equipment and 5 to 10 years for furniture and fixtures. Interest is capitalized in connection with major project expenditures. Fully depreciated assets are retained in properties and equipment and related accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds from disposal, is charged or credited to income. Grace reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

GOODWILL: Goodwill arises from certain purchase business combinations and is amortized using the straight-line method over appropriate periods not exceeding 40 years. Grace reviews its goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

REVENUE RECOGNITION: Grace generally recognizes revenue upon shipment of goods to customers or upon performance of services.

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

INCOME TAXES: Grace recognizes deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recorded in the Consolidated Financial Statements and tax returns. If it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is provided against such deferred tax assets.

FOREIGN CURRENCY TRANSLATION: Assets and liabilities of foreign subsidiaries (other than those located in countries with highly inflationary economies) are translated into U.S. dollars at current exchange rates, while their revenues, costs and expenses are translated at average exchange rates during each reporting period; resulting translation adjustments are included in the accumulated other comprehensive income (loss) section of the Consolidated Balance Sheet. The financial statements of subsidiaries located in countries with highly inflationary economies are remeasured as if the functional currency were the U.S. dollar; the remeasurement creates translation adjustments that are reflected in net income.

FINANCIAL INSTRUMENTS: Grace periodically enters into interest rate swap agreements and foreign exchange forward and option contracts to manage exposure to fluctuations in interest and foreign currency exchange rates. Grace does not hold or issue derivative financial instruments for trading purposes.

--------------------------------------------------------------------------------
2.   ASBESTOS-RELATED LITIGATION
================================================================================

Grace is a defendant in property damage and bodily injury lawsuits relating to previously sold asbestos-containing products and expects that it will be named as a defendant in additional asbestos-related lawsuits in the future. Grace was a defendant in 50,342 asbestos-related lawsuits at December 31, 1999 (11 involving claims for property damage and the remainder involving 105,670 claims for bodily injury), as compared to 45,086 lawsuits at December 31, 1998 (14 involving claims for property damage and the remainder involving 97,017 claims for bodily injury).


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


Through December 31, 1999, 140 asbestos property damage cases were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in seven cases for a total of $60.3 million; and 203 property damage cases were settled for a total of $603.8 million.


================================== ============= =============
PROPERTY DAMAGE CASE ACTIVITY          1999          1998
================================== ============= =============
Cases  outstanding,  beginning of
year .........................          14              18
New cases filed ..............          --               2
Settlements ..................          (3)             (5)
Dismissals ...................          --              (1)
Judgments ....................          --              --
                                   ------------- -------------
  Cases outstanding, end of year        11              14
================================== ============= =============

BODILY INJURY LITIGATION

Bodily injury claims are generally similar to each other (differing primarily in the type of asbestos-related illness allegedly suffered by the plaintiff). However, Grace's estimated liability for such claims is influenced by numerous variables, including the solvency of other former asbestos producers, cross-claims by co-defendants, the rate at which new claims are filed, the jurisdiction in which the filings are made, and the defense and disposition costs associated with these claims. Grace's bodily injury liability reflects management's estimate of the number and ultimate cost of present and future bodily injury claims expected to be asserted against Grace given demographic assumptions of possible exposure to asbestos products manufactured by Grace.


Through December 31, 1999, approximately 14,700 asbestos bodily injury lawsuits involving approximately 32,800 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 48,200 lawsuits involving approximately 124,900 claims were disposed of (through settlement and judgments) for a total of $410.3 million. Bodily injury claim activity for 1999 and 1998 was as follows:


================================== ============ ============
BODILY INJURY CLAIM ACTIVITY          1999         1998
================================== ============ ============

Claims outstanding, beginning of
  year .......................        97,017      96,933
New claims ...................        26,941      20,993
Settlements ..................       (16,174)    (19,503)
Dismissals ..................         (2,109)     (1,399)
Judgments ....................            (5)         (7)
                                   ------------- -------------
  Claims outstanding, end of year    105,670      97,017
================================== ============ ============

ASBESTOS-RELATED LIABILITY

Grace estimates its property damage and bodily injury liabilities based on its experience with, and recent trends in, asbestos litigation. These estimates include property damage and bodily injury indemnity as well as defense costs. Grace regularly evaluates its financial exposure to asbestos-related lawsuits and the adequacy of related recorded liabilities. The amounts recorded at each balance sheet date reflect Grace's best estimate of probable and estimable liabilities in all material respects. However, changes to estimates of probable liabilities may occur as actual experience is gained over time. In the fourth quarter of 1998, a change in the accrual period for asbestos-related bodily injury litigation resulted in a noncash net pre-tax charge of $376.1 million ($244.4 million after-tax). The provision consisted of an addition of $576.9 million to the asbestos liability primarily for bodily injury indemnity and defense costs, partially offset by expected recoveries from insurance carriers of $200.8 million ($130.5 million after-tax).

======================================== ========= =========
ESTIMATED LIABILITY FOR ASBESTOS-RELATED
  LITIGATION (Dollars in millions)          1999      1998
======================================== ========= =========

Asbestos-related liability expected to
  be satisfied within one year......     $   199.3 $  95.5
Asbestos-related liability  expected
  to be satisfied after one year....         884.7 1,104.4
                                         --------- ---------
Total asbestos-related liability ...      $1,084.0 $1,199.9
======================================== ========= =========

The current portion of Grace's asbestos-related liability is based on management's estimate of indemnity payments and defense costs expected to be paid within one year.

ASBESTOS-RELATED INSURANCE

Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. Activity in Grace's notes receivable from insurance carriers and asbestos-related insurance receivable during 1999 and 1998 was as follows:

======================================== ========= =========
ESTIMATED INSURANCE RECOVERY ON
ASBESTOS-RELATED LIABILITIES
   (Dollars in millions)                   1999      1998
======================================== ========= =========
NOTES RECEIVABLE
Notes receivable from insurance
  carriers, beginning of year, net of
  discount of $2.3 (1998 - $4.8)  ..     $   18.0  $   31.3
Proceeds received under
  asbestos-related insurance                (14.2)    (15.8)
  settlements ......................
Current year amortization of discount         1.5       2.5
---------------------------------------- --------- ---------
  Notes receivable from insurance
  carriers, end of year, net of
  discount of $0.8
    (1998 - $2.3) ..................          5.3       18.0

---------------------------------------- --------- ---------
INSURANCE RECEIVABLE
Asbestos-related insurance receivable,
  beginning of  year ...............        425.0     282.4
Proceeds received under
  asbestos-related insurance                (58.9)    (58.2)
  settlements ......................
Increase in asbestos-related insurance
  receivable .......................         --       200.8
---------------------------------------- --------- ---------
 Asbestos-related insurance
  receivable, end of  year .........        366.1     425.0
---------------------------------------- --------- ---------
  Total amounts due from insurance
  carriers .........................        371.4     443.0
  Expected to be realized within one
  year .............................        (75.2)   (66.7)
---------------------------------------- --------- ---------
  Expected to be realized after one
  year .............................     $  296.2  $  376.3
======================================== ========= =========

Grace has settled with and been paid by its primary insurance carriers with respect to both property damage and bodily injury cases and claims. Grace has also settled with its excess insurance carriers that wrote policies available for property damage cases; those settlements involve amounts paid and to be paid to Grace. In addition, Grace has settled with many excess insurance carriers that wrote policies available for bodily injury claims. Grace is currently in litigation with certain remaining excess insurance carriers whose policies generally represent layers of coverage Grace has not yet reached. Such policies are believed by Grace to be available for asbestos-related bodily injury lawsuits. Insurance coverage for asbestos-related liabilities has not been commercially available since 1985.

The asbestos-related insurance asset represents amounts expected to be received from carriers under settlement agreements for defense and disposition costs to be paid by Grace. Estimated insurance reimbursements relate to property damage and bodily injury cases and claims pending at year-end 1999 and bodily injury claims expected to be filed in the future.

Notes receivable from insurance carriers do not bear stated interest rates and, therefore, have been discounted using a weighted average interest rate of 6.7%. Installments due in 2000 are classified as "current" in the Consolidated Balance Sheet. Payments under these notes will be received through 2001.

Grace's ultimate exposure with respect to its asbestos-related cases and claims partly depends on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlement and litigation costs. In Grace's opinion, it is probable that recoveries from its insurance carriers (including amounts reflected as an asset discussed above), along with other funds, will be available to satisfy the property damage and bodily injury cases and claims pending at December 31, 1999, as well as bodily injury claims expected to be filed in the future.

--------------------------------------------------------------------------------
3.   DISCONTINUED OPERATIONS
================================================================================

PACKAGING BUSINESS TRANSACTION

As discussed in Note 1, the Spin-off and the Merger were completed on March 31, 1998. Prior to the Spin-off and the Merger, Old Grace and a Packaging Business subsidiary borrowed $1,258.8 million (inclusive of $2.2 million of bank fees) and made a cash transfer of $1,256.6 million to Grace, which used the transferred funds to repay substantially all of Grace's debt (see Note 10). The borrowed funds are shown as a net financing activity of discontinued operations in the Consolidated Statement of Cash Flows for 1998. In the Merger and a related recapitalization, for each Old Grace common share outstanding at the close of trading on March 31, 1998, each shareholder received .536 shares of New Sealed Air common stock and .475 shares of New Sealed Air convertible preferred stock. Upon the completion of the Spin-off and the Merger, the shareholders of Old Grace owned (a) 100% of the specialty chemicals businesses (through their ownership of 100% of the Company's outstanding shares) and (b) approximately 63% of New Sealed Air, on a fully diluted basis.

The Packaging Business transaction resulted in an adjustment to shareholders' equity of $196.4 million, representing Grace's net investment in the Packaging Business.

During 1998, Grace made certain amendments to one of its domestic pension plans which included offering a lump sum settlement option to former Grace employees not currently receiving benefits. During 1999, a significant number of the lump sum offers were settled and in accordance with Statement of Financial Accounting Standards (SFAS) No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits," the Company recognized a pre-tax loss of $11.0 million in connection with these settlements. A pre-tax noncash charge of $9.1 million ($5.7 million after-tax) is included in "Income from discontinued operations, net of tax" in the Consolidated Statement of Operations as it relates to settlements with former Packaging Business employees. A pre-tax noncash charge of $1.9 million is included in selling, general and administrative expenses in the Consolidated Statement of Operations for settlements relating to former Grace employees not associated with the former Packaging Business.

The Packaging Business transaction also required the Company to split certain pension plans and recognize a net curtailment loss for other plans. In accordance with SFAS No. 88, the Company recognized a net pre-tax loss of $8.4 million ($5.5 million after-tax) in 1998, in connection with these plans. This net pre-tax loss is included in "Income from discontinued operations, net of tax" in the Consolidated Statement of Operations.

CROSS COUNTRY STAFFING

In July 1999, the Company completed the sale of substantially all of its interest in Cross Country Staffing (CCS), a provider of temporary nursing and other healthcare services for total cash proceeds of $184.6 million. The Company's investment in CCS had been accounted for under the equity method. The sale resulted in a net pre-tax gain of $76.3 million ($32.1 million after-tax) including the cost of the Company's purchase of the interests held by third parties in CCS and the amount payable under CCS's phantom equity plan prior to closing under the sale transaction. The gain and the operations of CCS prior to the sale are included in "Income from discontinued operations, net of tax" in the Consolidated Statement of Operations. Certain contingent liabilities, primarily related to tax matters of CCS, are being retained by the Company and are included in other current liabilities in the Consolidated Balance Sheet.

COCOA

In February 1997, Grace sold its cocoa business to Archer-Daniels-Midland Company (ADM) for total proceeds of $477.6 million (including debt assumed by the buyer), subject to adjustment. The pre-tax and after-tax effects of the divestment were consistent with prior estimates and were charged against previously established reserves. In October 1997, ADM paid Grace an additional $7.9 million (including $0.4 million of interest income) in settlement of the purchase price adjustment. In anticipation of this settlement, in the third quarter of 1997 Grace reversed previously recorded provisions of $19.0 million ($12.4 million after-tax) in discontinued operations.

OTHER

In August 1997, Grace sold TEC Systems to Sequa Corporation for total proceeds of $16.1 million. The loss on this sale was consistent with prior estimates and was charged against previously established reserves.

RETAINED OBLIGATIONS

Under certain divestiture agreements, the Company has retained contingent obligations that could develop into situations where accruals for estimated costs of defense or loss would be recorded in a period subsequent to divestiture under generally accepted accounting principles. The Company assesses its retained risks quarterly and accrues amounts estimated to be payable related to these obligations when probable and estimable.

During the third quarter of 1999, the Company revised its estimate of the outcome of certain of these retained contingent obligations based on current circumstances and, as a result, recorded an additional charge of $25.7 million ($16.7 million after-tax). This charge is included in "Income from discontinued operations, net of tax" in the Consolidated Statement of Operations.

 ============================================================
 RESULTS OF DISCONTINUED
 OPERATIONS (Dollars in millions) 1999      1998     1997
 ============================================================
 Net sales .................   $  --       $431.2  $1,833.1
                               ------------------------------
 (Loss) income from
   operations before taxes..     (17.7)      14.7     264.6
 Income tax provision ......       8.0      (13.8)   (101.9)
                               ------------------------------
 (Loss) income from
   discontinued operations .      (9.7)       0.9     162.7
 Net gains on dispositions of
   businesses ..............      76.3         --      19.0
 Provision for income taxes
   on dispositions of
    businesses .............     (44.2)        --      (6.6)
 Other charges, net of tax..     (16.7)        --        --
                               ------------------------------
 TOTAL INCOME FROM
   DISCONTINUED OPERATIONS..   $   5.7    $    0.9 $ 175.1
                               ==============================
 BASIC EARNINGS PER SHARE
   FROM DISCONTINUED
   OPERATIONS...............   $   0.08   $   0.01 $   2.37
 DILUTED EARNINGS PER SHARE
   FROM DISCONTINUED
   OPERATIONS...............   $   0.08   $   0.01 $   2.32
 ============================================================


--------------------------------------------------------------------------------
4.  INCOME TAXES
================================================================================

The components of income (loss) from continuing operations before income taxes and the related (provision for) benefit from income taxes are as follows:

============================ ========== ========= ==========
INCOME TAXES - CONTINUING
  OPERATIONS
  (Dollars in millions)        1999       1998      1997
============================ ========== ========= ==========
Income (loss) from
  continuing operations
  before income taxes:
  Domestic.................   $ 135.9    $(275.8) $   58.9
  Foreign..................      67.5       52.6      78.5
                             ---------- --------- ----------
                              $ 203.4    $(223.2)  $ 137.4
                             ========== ========= ==========
(Provision for) benefit
  from income taxes:
  Federal - current........  $  (21.2)   $  79.2   $  12.3
  Federal - deferred.......     (26.4)      24.5     (30.7)
  State and local - current      (3.5)      (1.3)     (1.0)
  Foreign - current........     (23.1)     (21.9)    (34.5)
  Foreign - deferred.......       1.0       (6.5)      2.4
                             ---------- --------- ----------
                             $  (73.2)   $  74.0  $  (51.5)
============================ ========== ========= ==========

The components of income (loss) from consolidated operations before income taxes and the related (provision for) benefit from income taxes are as follows:

============================ ========== ========= ==========
INCOME TAXES -
  CONSOLIDATED OPERATIONS
  (Dollars in millions)        1999       1998      1997
============================ ========== ========= ==========
Income (loss) from
  consolidated operations
  before income taxes:
  Domestic.................    $168.9   $(342.0)   $ 196.0
  Foreign..................      67.5       77.1     225.1
                             ---------- --------- ----------
                               $236.4    $(264.9)  $ 421.1
                             ========== ========= ==========
(Provision for) benefit from
  income taxes:
  Federal - current........   $ (40.7)   $  91.1  $  (18.2)
  Federal - deferred.......     (29.9)      31.2     (47.7)
  State and local - current      (7.8)      (3.6)    (10.4)
  Foreign - current........     (23.1)     (36.4)    (75.9)
  Foreign - deferred.......       1.0       (1.0)     (7.9)
                             ---------- --------- ----------
                             $ (100.5)   $  81.3  $ (160.1)
============================ ========== ========= ==========

At December 31, 1999 and 1998, net deferred tax assets consisted of the following items:


====================================== ========== ==========
DEFERRED TAX ANALYSIS
    (Dollars in millions)                1999       1998
====================================== ========== ==========
Liability for asbestos-related
  litigation......................       $ 379.4   $ 419.7
Net operating loss/tax credit carry
  forwards........................          90.6      41.6
Deferred state taxes..............          90.2     106.8
Liability for environmental                 75.4      83.3
  remediation.....................
Other post-retirement benefits....          70.5      74.5
Deferred charges..................          58.6      53.9
Reserves and allowances...........          56.5      73.7
Research and development..........          31.7      35.7
Pension benefit...................          19.8      19.9
Foreign loss/credit carry forwards           8.7       6.0
Other.............................          11.5      15.9
-------------------------------------- ---------- ----------
Total deferred tax assets.........         892.9     931.0
-------------------------------------- ---------- ----------
Asbestos-related insurance receivable     (121.7)   (147.9)
Pension assets....................         (68.2)    (59.1)
Properties and equipment..........         (58.4)    (65.4)
Other.............................         (72.5)    (55.7)
-------------------------------------- ---------- ----------
Total deferred tax liabilities....        (320.8)   (328.1)
-------------------------------------- ---------- ----------
Valuation allowance ..............        (135.7)   (137.2)
-------------------------------------- ---------- ----------
Net deferred tax assets...........       $ 436.4   $ 465.7
====================================== ========== ==========

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


At December 31, 1999, there were $27.0 million of net operating loss carryforwards, representing deferred tax assets of $9.5 million, with expiration dates through 2014, $39.9 million of foreign tax credit carryforwards with expiration dates through 2005,

$6.6 million of general business credit carryforwards with expiration dates through 2013, and $34.6 million of alternative minimum tax credit carryforwards.

The federal corporate (tax) benefit rate reconciles to the effective (tax) benefit rate for continuing operations as follows:

========================= =========== =========== ===========
EFFECTIVE TAX RATE
   ANALYSIS                  1999        1998        1997
========================= =========== =========== ===========
Federal corporate (tax)
  benefit rate..........     (35.0)%      35.0%       (35.0)%
Change in tax rate
  resulting from:
Nontaxable
  income/non-deductible       (0.1)        2.4          3.4
  expenses..............
State and local income
  taxes, net of federal
  income tax benefit....      (0.9)       (0.4)        (0.5)
Federal and foreign
  taxes on foreign             0.2       (14.9)        25.5
  operations............
Valuation allowance for
  deferred tax assets...      --          11.1        (30.9)
Other, net..............      (0.2)       --           --
------------------------- ----------- ----------- -----------
Effective (tax) benefit
  rate..................     (36.0%)      33.2%       (37.5)%
========================= =========== =========== ===========

Federal, state, local and foreign taxes have not been provided on approximately $108.1 million of undistributed earnings of certain foreign subsidiaries, as such earnings are expected to be retained indefinitely by such subsidiaries for reinvestment. The distribution of these earnings would result in additional foreign withholding taxes of approximately $10.4 million and additional federal income taxes to the extent they are not offset by foreign tax credits. It is not practicable to estimate the total tax liability that would be incurred upon such a distribution.

--------------------------------------------------------------------------------
5.  ACQUISITIONS AND DIVESTMENTS
================================================================================

ACQUISITIONS

On December 22, 1999 Grace acquired Sociedad Petreos S.A.'s "Polchem" concrete admixture and construction chemicals business from Cemento Polpaico S.A./Chile, an affiliate of Holderbank of Switzerland. On January 31, 2000 Grace acquired Crosfield Group's hydroprocessing catalyst business from Imperial Chemical Industries PLC. These acquisitions have been accounted for as purchase business combinations, and accordingly, the results of operations of the acquired businesses have been or will be included in the Consolidated Statement of Operations from the date of acquisition. Grace does not consider the effects of either of these acquisitions significant for pro forma disclosure purposes.

During 1997, Grace acquired a manufacturer of flexible food packaging and two construction chemicals manufacturing businesses. The Packaging Business acquisitions were subsequently separated from Grace in the March 31, 1998 Packaging Business transaction described in Notes 1 and 3.

DIVESTMENTS

In 1997, Grace realized gross proceeds of $878.9 million from divestments, including debt assumed by the buyers and payments received in connection with divestments completed in prior years. In addition to the sale of TEC Systems and the Grace Cocoa Business (see Note 3), Grace sold its specialty polymers business to National Starch and Chemical Company (National Starch) for $146.1 million. The sales and revenues of this business from January 1 through May 1, 1997 (the date of sale) were $24.9 million; its financial position and results of operations were not significant to Grace. The sale of this business resulted in a pre-tax gain of $103.1 million ($63.0 million after-tax) in continuing operations.

--------------------------------------------------------------------------------
6.   OTHER INCOME
================================================================================

Components of other income are as follows:

========================= =========== =========== ===========
OTHER INCOME
 (Dollars in millions)       1999        1998        1997
========================= =========== =========== ===========
Net gain on settlement
  of notes receivable...     $18.5      $ --         $ 15.0
Investment income.......      11.9         8.0          4.0
Net gains on
  dispositions of assets       9.0         3.1          7.2
Tolling revenue.........      --          11.7         14.4
Interest income.........       4.2         4.9          9.2
Other miscellaneous
  income ...............      13.1         8.7          5.0
------------------------- ----------- ----------- -----------
     Total                   $56.7       $36.4        $54.8
========================= =========== =========== ===========

--------------------------------------------------------------------------------
7.   OTHER BALANCE SHEET ACCOUNTS
================================================================================

===================================== ========== ===========
(Dollars in millions)                    1999      1998
===================================== ========== ===========
NOTES AND ACCOUNTS RECEIVABLE, NET
Trade receivables, less allowance
  of $3.8 (1998 - $5.4)..........       $ 165.7   $ 162.8
Other receivables, less allowances
  of $0.3 (1998 - $0.1)..........          27.9      34.1
                                      ---------- -----------
                                        $ 193.6   $ 196.9
===================================== ========== ===========
INVENTORIES (1)
Raw materials ...................      $   38.0  $   43.2
In process ......................          10.1      11.3
Finished products ...............          87.1      77.9
General merchandise .............          20.2      23.3
Less:  Adjustment of certain
  inventories to a
  last-in/first-out (LIFO) basis          (27.2)    (25.6)
                                      ---------- -----------
                                        $ 128.2   $ 130.1
===================================== ========== ===========
(1) Inventories valued at LIFO cost comprised 45.5% of total inventories at December 31, 1999 and 42.6% at December 31, 1998.

============================================================
OTHER ASSETS
Plan assets in excess of defined
  benefit pension obligation.....       $ 298.9  $   122.0
Unamortized costs of overfunded
  pension plans .................         (27.6)    134.1
Deferred charges ................          52.4      59.2
Long-term receivables, less
  allowances of $0.8 (1998 - $17.1)         2.6      23.5
Long-term investments ...........          --        24.1
Patents, licenses and other
  intangible assets .............          20.2      25.9
                                      ---------- -----------
                                        $ 346.5   $ 388.8
===================================== ========== ===========
OTHER CURRENT LIABILITIES
Retained obligations of divested
  businesses ....................      $   85.1  $   30.0
Accrued compensation ............          36.9      30.6
Costs of business restructurings           13.6      33.3
Environmental remediation .......          43.9      37.5
Accrued interest ................           5.7       5.4
Other accrued liabilities .......         101.1      69.9
                                      ---------- -----------
                                        $ 286.3   $ 206.7
===================================== ========== ===========
OTHER LIABILITIES
Other postretirement benefits ...       $ 201.4   $ 211.3
Environmental remediation .......         171.6     203.0
Defined benefit obligations in
  excess of pension plan assets .         161.8     186.2
Unamortized costs of underfunded
  pension plans .................         (33.1)    (44.3)
Deferred compensation ...........          32.1      42.9
Long-term self insurance reserve            7.8      21.4
Retained obligations of divested
  businesses ....................          14.0      46.4
Other accrued liabilities .......          10.6      15.8
===================================== ========== ===========
                                        $ 566.2   $ 682.7
===================================== ========== ===========


--------------------------------------------------------------------------------
8.  PROPERTIES AND EQUIPMENT
================================================================================

===================================== ========== ===========
PROPERTIES AND EQUIPMENT

   (Dollars in millions)                 1999      1998
===================================== ========== ===========
Land.............................     $    18.7  $   22.8
Buildings........................         330.9     335.2
Information technology equipment.          63.2      56.4
Machinery, equipment and other...       1,061.0   1,068.0
Projects under construction......          51.8      58.1
------------------------------------- ---------- -----------
Properties and equipment, gross..       1,525.6   1,540.5
Accumulated depreciation and
  amortization...................        (908.3)   (879.1)
------------------------------------- ---------- -----------
Properties and equipment, net....     $   617.3  $  661.4
===================================== ========== ===========


Interest costs are incurred in connection with the financing of certain assets prior to placing them in service. The Company capitalized interest costs for continuing operations of $0.8 million in 1999, $2.8 million in 1998 and $1.7 million in 1997. Depreciation and lease amortization expense relating to properties and equipment amounted to $86.6 million in 1999, $89.6 million in 1998 and $91.9 million in 1997. Grace's rental expense for operating leases amounted to $15.6 million in 1999, $15.7 million in 1998 and $11.7 million in 1997. See Note 13 for information regarding contingent rentals.


At December 31, 1999, minimum future payments for operating leases were (dollars in millions):

===================================================
MINIMUM FUTURE PAYMENTS UNDER OPERATING LEASES

===================================================
2000...............................      $  12.2
2001...............................          6.5
2002...............................          3.3
2003...............................          6.8
2004...............................          2.4
Later years........................          1.0
                                        -----------
Total minimum lease payments.......      $  32.2
======================================= ===========

The above minimum lease payments are net of anticipated sublease income of $15.3 million in 2000, $14.1 million in 2001, $14.1 million in 2002 and $6.0 million in 2003.

--------------------------------------------------------------------------------
9. LIFE INSURANCE
================================================================================

Grace is the beneficiary of life insurance policies on current and former employees with benefits in force of approximately $2,309 million and net cash surrender value of $81.6 million at December 31, 1999. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over the next 40-plus years. The following table summarizes activity in these policies for 1999 and 1998:

====================================== ========== ===========
ACTIVITY SUMMARY -
 LIFE INSURANCE
(Dollars in millions)                    1999        1998
====================================== ========== ===========
Earnings on policy assets............  $  31.6    $  33.8
Interest on policy loans.............    (29.5)     (30.8)
Policy loan repayments...............      4.0        1.6
Annual premiums......................      2.4        3.8
Other activity.......................     (3.9)       0.4
                                       ---------- -----------
   Change in net cash value..........  $   4.6    $   8.8
====================================== ========== ===========
Gross cash value.....................  $ 432.4    $ 431.8
Policy loans.........................   (350.8)    (354.8)
                                       ---------- -----------
Net cash value.......................  $  81.6    $  77.0
====================================== ========== ===========
Insurance benefits in force..........  $ 2,309    $ 2,325
====================================== ========== ===========
Tax-free proceeds received...........  $  15.3    $   4.6
====================================== ========== ===========

Policy loans bore interest at an average of 8.4% for 1999. Policy assets are invested primarily in general accounts of the insurance carriers and earned returns at an average of 7.3% for 1999 and 7.8% for 1998.

The Company's financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

--------------------------------------------------------------------------------
10.  DEBT AND EXTRAORDINARY ITEM
================================================================================

===================================== =========== ===========
COMPONENTS OF DEBT
(Dollars in millions)                    1999        1998
===================================== =========== ===========
SHORT-TERM DEBT
Bank borrowings....................   $   --      $   75.0
Other short-term borrowings (2)....       13.0         5.6
                                      ----------- -----------
                                        $ 13.0    $   80.6
                                      =========== ===========
LONG-TERM DEBT
Bank borrowings (5.5% and 5.6%
  weighted average interest rates
  at December 31, 1999 and 1998,
  respectively) (1)................   $   89.7    $   --
8.0% Notes Due 2004 (3)............        5.7         5.7
7.4% Notes Due 2000 (3)............       24.7        24.7
7.75% Notes Due 2002 (3)...........        2.0         2.0
Sundry indebtedness with various
  maturities through 2004..........        1.1         0.4
                                      ----------- -----------
                                      $  123.2    $   32.8
                                      =========== ===========
Full-year weighted average interest
  rates on total debt (4)..........        6.3%        6.7%
===================================== =========== ===========


(1) Under bank revolving credit agreements in effect at December 31, 1999, Grace may borrow up to $500.0 million at interest rates based upon the prevailing prime, federal funds and/or Eurodollar rates. Of that amount, $250.0 million is available under short-term facilities expiring in May 2000, unless extended, and $250.0 million is available under a long-term facility expiring in May 2003. These agreements also support the issuance of commercial paper and bank borrowings, of which $89.7 million was outstanding at December 31, 1999. The aggregate amount of net unused and unreserved borrowings under short-term and long-term facilities at December 31, 1999 was $410.3 million. Grace's ability to borrow under its existing facilities is subject to compliance with various covenants, including covenants requiring maintenance of debt and interest coverage ratios.


(2) Represents borrowings under various lines of credit and other miscellaneous borrowings, primarily of non-U.S. subsidiaries.

(3) During 1994, Grace sold $300.0 million of 8.0% Notes Due 2004 at an initial public offering price of 99.794% of par, to yield 8.0%; during 1993, Grace sold at par $300.0 million of 7.4% Notes Due 2000; and during 1992, Grace sold at par $150.0 million of 7.75% Notes Due 2002. Interest on these notes is payable semiannually, and the notes may not be redeemed prior to maturity; however, Grace has repurchased notes from time to time in response to unsolicited offers.

 (4) Computation includes interest expense allocated to discontinued operations (primarily packaging business) and excludes interest expense and related financing costs related to the Company's receivables financing program.


The bank borrowings and the 7.4% Notes Due 2000 have been classified as long-term at December 31, 1999 as it is management's current intent to refinance these obligations using the long-term credit facility expiring May 2003. Scheduled maturities of long-term debt outstanding at December 31, 1999 are:
2002 - $2.0 million; 2003 - $114.4 million; and 2004 - $6.8 million. Payment of a majority of Grace's borrowings may be accelerated, and its principal borrowing agreements terminated, upon the occurrence of default under other Grace borrowings.

Total interest expense and related financing costs, including amounts allocated to discontinued operations, were $16.1 million in 1999, $33.1 million in 1998 and $80.6 million for 1997. The amounts of interest expense allocated to discontinued operations (primarily Packaging Business) were $13.3 million in 1998 and $59.4 million in 1997. Interest payments amounted to $8.2 million in 1999, $47.1 million in 1998 and $82.0 million in 1997, including amounts allocated to discontinued operations.


As discussed in Notes 1 and 3 above, Grace received a cash transfer of $1,256.6 million in connection with the Spin-off and Merger. Grace used the transferred funds to repay substantially all of its debt. On March 31, 1998, Grace used $600.0 million of the cash transfer to repay bank borrowings. On April 1, 1998, Grace repaid $611.3 million principal amount of 8.0% Notes Due 2004, 7.4% Notes Due 2000 and 7.75% Notes Due 2002 (collectively, Notes), pursuant to a tender offer that expired on March 27, 1998. On April 1, 1998 Grace also repaid $3.5 million principal amount of the Medium-Term Notes, Series A (MTNs) and $6.0 million of sundry indebtedness.

As a result of this early extinguishment of debt, Grace incurred a pre-tax charge of $56.4 million ($35.3 million after-tax, or a basic and diluted loss per share of $0.47) for premiums paid in excess of the Notes' principal amounts and other costs incurred in connection with the purchase of the Notes and MTNs (including the costs of settling related interest rate swap agreements). These costs are presented as an extraordinary item in the Consolidated Statement of Operations.

--------------------------------------------------------------------------------
11. FINANCIAL INSTRUMENTS
================================================================================

DEBT AND INTEREST RATE SWAP AGREEMENTS

In conjunction with the Packaging Business transaction (see Notes 1 and 3), Grace settled substantially all of its debt and accordingly, also terminated all outstanding interest rate swap agreements. In addition, deferred gains on interest rate agreements associated with the debt retired were also recognized. The cost of terminating the interest rate swap positions was $22.8 million and the deferred gains recognized were $15.1 million and are included in the extraordinary loss from early extinguishment of debt found in the Consolidated Statement of Operations. Grace does not use derivative financial instruments (interest rate or foreign currency) for trading purposes and is not a party to leveraged instruments. There were no interest rate swap agreements outstanding at December 31, 1999.

Grace realized negative cash flows from swap agreements of $2.8 million in 1998 (excluding the effect of the terminations noted above) and $5.0 million in 1997. The amortization of deferred gains on swap agreements reduced interest expense $0.4 million in 1999, $1.7 million in 1998 and $5.4 million in 1997. Unamortized net gains as of December 31, 1999 and 1998 were $0.2 million and $0.6 million, respectively.

FAIR VALUE OF DEBT AND OTHER FINANCIAL INSTRUMENTS

At December 31, 1999 and 1998, the fair values of Grace's long-term debt approximated the recorded values of $123.2 million and $32.8 million, respectively. Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. The estimates of fair value are not necessarily indicative of the costs of the offer to purchase the Notes and the purchase of the MTNs. At December 31, 1999 and 1998, the recorded values of other financial instruments such as cash, short-term investments, trade receivables and payables and short-term debt approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.

SALE OF ACCOUNTS RECEIVABLE

Grace sells, on an ongoing basis, an approximate $100 million pool of its eligible trade accounts receivable to a multi-seller receivables company (the "conduit") through a wholly owned bankruptcy-remote special purpose subsidiary (the "SPS"). Upon sale of the receivables, the SPS holds a subordinated retained interest in the receivables. The estimated fair value of the subordinated interest, excluding allowance for doubtful accounts, was $28.1 million at December 31, 1999 and $65.1 million at December 31, 1998, and is included in other current assets. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold receivables. Grace services, administers and collects the receivables on behalf of the SPS and the conduit. Cash proceeds, net of remittances to the conduit for collections, received during 1999 were $36.3 million and through December 31, 1999 aggregated $73.3 million since program inception. The proceeds were used for the reduction of other short-term obligations and are reflected as operating cash flows in the

Consolidated Statement of Cash Flows. Grace has recorded a net loss from the corresponding sale to the conduit of $3.9 million in 1999 and $0.5 million in 1998.

CREDIT RISK

Trade receivables potentially subject the Company to credit risk, given concentrations in the petroleum and construction industries. Grace's credit evaluation policies, relatively short collection terms and minimal credit losses mitigate credit risk exposures. The Company does not require collateral for its trade accounts receivable.

--------------------------------------------------------------------------------
12.  RESTRUCTURING COSTS AND ASSET
     IMPAIRMENTS
================================================================================

RESTRUCTURING COSTS

During 1999, Grace recorded a net restructuring charge of $2.6 million ($1.7 million after-tax) in continuing operations. In the first quarter a restructuring charge of $4.3 million ($2.8 million after-tax) was recorded for additional severance cost directly related to the productivity effectiveness program implemented in the fourth quarter of 1998. The restructuring charge is offset by the reversal of $1.7 million of prior period restructuring charges primarily related to the execution of a sublease agreement for previously reserved lease termination costs. Such amounts are reported as "Selling, general and administrative expenses" in the Consolidated Statement of Operations.

In the fourth quarter of 1998, Grace recorded a net restructuring charge of $19.8 million ($13.3 million after-tax) in continuing operations related to the implementation of a productivity effectiveness program. This program is designed to increase Grace's overall administrative and operating effectiveness, thereby reducing costs. These charges consist primarily of severance costs associated with the reduction of approximately 350 salaried employees and approximately 70 hourly employees at the business units and within the corporate organization. During 1999, it was determined that the actual number of employees to receive severance costs would be 418. Of this 418, 394 employees received either full or partial cash payments in 1999. Also included in this charge is a provision for lease termination costs for the Boca Raton, Florida office, as Grace relocated its headquarters to the Davison Chemicals offices in Columbia, Maryland, and a provision for the severance costs of approximately 60 employees and lease termination costs due to the divestiture of Grace's Circe Biomedical operations. The restructuring charge is offset by the reversal of $5.9 million of prior period restructuring charges related primarily to the decision not to close certain office facilities that will now be used by the relocated headquarters and to management's reevaluation of plans to close certain other facilities subsequent to the Spin-off and Merger (see Notes 1 and 3).

In the second and fourth quarters of 1997, Grace recorded restructuring charges of $4.0 million and $20.3 million, respectively ($2.6 million and $13.0 million after-tax, respectively) in continuing operations. The second quarter charge primarily consists of corporate costs resulting from the restructuring of the Packaging Business from a group of regional units into an integrated global organization and was primarily comprised of the cost of employee terminations, completed in 1998, and asset write-downs for certain corporate research facilities. The fourth quarter charge reflects employee termination costs resulting from the Spin-off and Merger (see Notes 1 and 3). The staff reductions were completed in 1999. The employee termination costs represent severance pay and other employee benefits, including amounts paid over time.

The components of the restructuring charges recorded in 1999, 1998 and 1997 (including amounts recorded in discontinued operations), spending and other activity during those years, and the remaining reserve balances included in "Other current liabilities" and "Other liabilities" at December 31, 1999 and 1998, were as follows:

=================== ========== ========= ======== =========
RESTRUCTURING        Employee
CHARGES (Dollars      Termi-     Plant/
in millions)          nation    Office    Other
                      Costs    Closures   Costs    Total
=================== ========== ========= ======== =========
1997
Restructuring
  reserve at
  December 31,
  1996.............   $ 72.8    $ 15.4   $  2.9   $ 91.1
Provisions
  recorded in
  continuing
  operations.......     17.0       4.5      2.8     24.3
Provisions
  recorded in
  discontinued
  operations.......      3.2      (1.4)     1.3      3.1
Cash payments......    (63.3)     (0.8)    (4.2)   (68.3)
Noncash activity...      --        --      (2.8)    (2.8)
Reclassification
  of Packaging
  Business
  reserves to net
  assets of
  discontinued
  operations.......     (9.0)     (2.8)     --     (11.8)
------------------- ---------- --------- -------- ---------
Restructuring
  reserve at
  December 31,
  1997.............   $ 20.7    $ 14.9   $  --    $ 35.6
=================== ========== ========= ======== =========
1998
Provisions
  recorded in
  continuing
  operations.......   $ 20.4    $  5.3   $  --    $ 25.7
Reversal of prior
  period
  restructuring
  reserves.........      --       (5.9)     --      (5.9)
Cash payments......    (17.3)     (4.8)     --     (22.1)
------------------- ---------- --------- -------- ---------
Restructuring
  reserve at
  December 31,
  1998.............   $ 23.8    $  9.5   $  --    $ 33.3
=================== ========== ========= ======== =========
1999
Provisions
  recorded in
  continuing
  operations.......   $  4.3    $  --    $  --    $  4.3
Reversal of prior
  period
  restructuring
  reserves.........     --        (1.7)     --      (1.7)
Cash payments......    (19.0)     (2.1)     --     (21.1)
------------------- ---------- --------- -------- ---------
RESTRUCTURING
  RESERVE AT
  DECEMBER 31,
  1999.............   $  9.1     $ 5.7   $  --    $ 14.8
=================== ========== ========= ======== =========

ASSET IMPAIRMENTS

During 1998 and 1997 Grace determined that, due to various events and changes in circumstances, certain long-lived assets were impaired. As a result, in the fourth quarter of 1998 and 1997, Grace recorded noncash charges of $1.2 million and $23.5 million, respectively ($0.7 million and $15.0 million after-tax, respectively). The primary components of the 1998 charge were properties and equipment and goodwill, offset by a reversal of a previous reserve. The components of the 1997 charge primarily related to capitalized software and systems costs. Grace determined the amounts of the asset impairment charges based on various valuation techniques, including discounted cash flow, replacement cost and net realizable value for assets to be disposed.

--------------------------------------------------------------------------------
13. COMMITMENTS AND CONTINGENT
     LIABILITIES
================================================================================

ASBESTOS

In February 2000, a class action lawsuit was filed in U.S. District Court in Boston, Massachusetts against the Company on behalf of all owners of homes containing Zonolite(R) attic fill insulation, a product previously sold by Grace that may contain trace amounts of asbestos. The action seeks damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. While Grace has not completed its investigation of the claims described in this lawsuit, and therefore is not able to assess the extent of any possible liability related to this matter, it believes that this product is safe for its intended purpose and poses little or no threat to human health.

ENVIRONMENTAL


Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace accrues for anticipated costs associated with investigatory and remediation efforts where an assessment has indicated that a liability has been incurred and the amount of loss can be reasonably estimated. These accruals do not take into account any discounting for the time value of money. At December 31, 1999, Grace's liability for environmental investigatory and remediation costs related to continuing and discontinued operations totaled $215.5 million, as compared to $240.5 million at December 31, 1998. In the fourth quarter of 1998, Grace entered into a settlement with one of its insurance carriers which provided for a $57.6 million ($37.4 million after-tax) lump-sum cash payment to Grace for previously incurred costs related to environmental remediation. Also during the fourth quarter of 1998, Grace recorded a $19.4 million ($12.6 million after-tax) charge to reflect a change in the environmental remediation strategy for a particular site. The 1998 activity reflects a net pre-tax benefit of $38.2 million ($24.8 million after-tax) related to environmental issues.

Grace's environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. These liabilities are evaluated quarterly, based on currently available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, existing technology, prior experience in contaminated site remediation and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) or new sites are assessed and costs can be reasonably estimated, Grace will continue to review and analyze the need for adjustments to the recorded accruals. However, Grace believes that it is adequately reserved for all probable and estimable environmental exposures. Grace's classification of its environmental reserves between current and noncurrent liabilities is based on expected future cash outlays.


Grace is in litigation with two excess insurance carriers regarding the applicability of the carriers' policies to Grace's environmental remediation costs. The outcome of such litigation, as well as the amounts of any recoveries that Grace may receive, is presently uncertain. Accordingly, Grace has not recorded a receivable with respect to such insurance coverage.


Grace made cash payments of $25.0 million in 1999, $36.9 million in 1998 and $37.3 million in 1997 to remediate environmentally impaired sites. These amounts have been charged against previously established reserves.


In February 2000, a class action lawsuit was filed in U.S. District Court in Missoula, Montana against Grace on behalf of all owners of real property situated within 12 miles from Libby, Montana that are improved private properties. The action alleges that the class members have suffered harm in the form of environmental contamination and loss of property rights resulting from Grace's former vermiculite mining and processing operations. The complaint seeks remediation, property damages and punitive damages. While Grace has not completed its investigation of the claims, and therefore is not able to assess the extent of any possible liability related to this lawsuit, it has no reason to believe that its former activities caused damage to the environment or property.

CONTINGENT RENTALS

Grace is the named tenant or guarantor with respect to leases entered into by previously divested businesses. These leases, some of which extend through the year 2017, have future minimum lease payments aggregating $140.0 million, and are fully offset by anticipated future minimum rental income from existing tenants and subtenants. In addition, Grace is liable for other expenses (primarily property taxes) relating to the above leases; these expenses are paid by tenants and subtenants. Certain of the rental income and other expenses are payable by tenants and subtenants that have filed for bankruptcy protection or are otherwise experiencing financial difficulties. Grace believes that the risk of significant loss from these lease obligations is remote.

INCOME TAXES

Grace has received notification from the Internal Revenue Service (IRS) on two matters. As a result of recent tax legislation, beginning in 1998, interest costs on policy loans for corporate-owned life insurance are not deductible for tax purposes. Furthermore, the IRS has asserted that Grace's past interest deductions are not allowable. The Company is contesting the IRS's position on the grounds that these insurance policies and related loans had, and continue to have, an important and valid business purpose to fund current and future obligations of Grace.

In the other matter, the IRS has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1995 related to CCHP, Inc., a subsidiary of Grace, that formerly held Grace's interest in Cross County Staffing. The assessments were made in connection with a meal and incidental expense per diem plan for travelling nurses. In July of 1999, Grace sold the business and assets of CCHP but retained the potential tax liability. The matter is currently in the U.S. Court of Claims, where both CCHP and the Department of Justice are conducting discovery.

Grace has received notification from a foreign taxing authority assessing tax deficiencies plus interest relating to the purchase and sale of foreign bonds in 1989 and 1990. This assessment is related to the Bekaert Group which Grace sold in 1991 but retained liability for tax deficiencies attributable to tax periods prior to the sale. The matter is currently before the foreign tax authorities where protests have been filed but no decision has been rendered.

NATIONAL MEDICAL CARE

A predecessor to Old Grace completed the distribution of Old Grace's common stock and the combination of National Medical Care (NMC) with the worldwide dialysis business of Fresenius AG (Fresenius) in September 1996.

Under the terms of the transactions, NMC remains responsible for all liabilities, if any, resulting from the previously reported investigation by the Office of the Inspector General (OIG) of the U.S. Department of Health and Human Services and certain related matters. Under a July 1996 agreement with the U.S. government, Grace guaranteed the obligations of Fresenius and NMC with respect to acts and transactions related principally to the OIG investigation that took place prior to the consummation of the transaction.

Fresenius entered into a preliminary agreement with the U.S. government in the fourth quarter of 1999 settling the OIG claim and finalized this settlement subsequent to December 31, 1999. Based on the terms of the settlement, it is not expected to have any financial impact on the financial condition or results of operations of Grace.

ACCOUNTING FOR CONTINGENCIES

Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under generally accepted accounting principles.

--------------------------------------------------------------------------------
14.  SHAREHOLDERS' EQUITY
================================================================================

Under its Certificate of Incorporation, the Company is authorized to issue 300,000,000 shares of common stock, $.01 par value. Of the common stock unissued at December 31, 1999, approximately 12,636,000 shares were reserved for issuance pursuant to stock options and other stock incentives. The Certificate of Incorporation also authorizes 53,000,000 shares of preferred stock, $.01 par value, none of which has been issued. 3,000,000 of such shares have been designated as Series A Junior Participating Preferred Stock and are reserved for issuance in connection with the Company's Preferred Stock Purchase Rights (Rights). A Right trades together with each outstanding share of common stock and entitles the holder to purchase one hundredth of a share of Series A Junior Participating Preferred Stock under certain circumstances and subject to certain conditions. The Rights are not and will not become exercisable unless and until certain events occur, and at no time will the Rights have any voting power.

In April 1998, the Company's Board of Directors approved a program to repurchase up to 20% of the Company's outstanding shares in the open market (approximately 15,165,000 shares). Through December 31, 1999, the Company had acquired 12,105,300 shares of common stock for $177.5 million under the program (at an average price per share of $14.67). During the year ended December 31, 1999, the Company acquired 6,956,200 shares of common stock for $94.4 million under the program (at an average price per share of $13.57). In January 1999, Grace retired 5,476,800 shares of treasury stock with a cost basis of $88.4 million.

In 1997, Grace substantially completed a share repurchase program initiated in 1996 by acquiring 6,306,300 shares of common stock for $335.9 million, or an average price of $53.26 per share. Prior to year-end 1997, Grace retired substantially all of the treasury stock acquired in those years using the cost method.

Average prices per share for shares repurchased in 1997 are not comparable to 1999 and 1998 due to the Packaging Business transaction (see Notes 1 and 3).

--------------------------------------------------------------------------------
15.  EARNINGS PER SHARE
================================================================================

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share from continuing operations.

========================= =========== ========= =========
EARNINGS PER SHARE
(Amounts in millions,
except per share
amounts)                     1999       1998      1997
========================= =========== ========= =========
NUMERATORS
Income (loss) from
  continuing operations.   $ 130.2    $(149.2)     $ 85.9
                          =========== ========= =========
DENOMINATORS
Weighted average common
  shares - basic
  calculation...........      70.7        74.6      74.0
Effect of dilutive
  securities employee
  compensation-related
  shares................
                               3.1        --         1.7
                          ----------- --------- ---------
Weighted average common
  shares - diluted
  calculation...........      73.8        74.6      75.7
                          =========== ========= =========
BASIC EARNINGS (LOSS)
  PER SHARE.............  $    1.84   $   (2.00)   $ 1.16
                          =========== ========= =========
DILUTED EARNINGS (LOSS)
  PER SHARE.............  $    1.76   $   (2.00)   $ 1.13
========================= =========== ========= =========

As a result of the 1998 loss from continuing operations, 3,470,600 employee compensation-related shares, primarily stock options, were excluded from the diluted loss per share calculation because their effect would be antidilutive. Additionally, stock options that could potentially dilute basic earnings per share in the future that were excluded from the computation of diluted loss per share, because their exercise prices were greater than the average market price of the common shares, averaged 3,079,739 in 1999 and 2,195,200 in 1998.

--------------------------------------------------------------------------------
16.  STOCK INCENTIVE PLANS
================================================================================

Each stock option granted under the Company's stock incentive plans has an exercise price equal to the fair market value of the Company's common stock on the date of grant. Options become exercisable at the time or times determined by a committee of the Company's Board of Directors and may have terms of up to ten years and one month. In connection with the Packaging Business transaction described in Notes 1 and 3, the number of shares covered by outstanding options and the exercise prices of such options were adjusted to preserve their economic value. The following table sets forth information relating to such options, as so adjusted during 1999, 1998 and 1997:

------------------------------------- =======================
STOCK OPTION ACTIVITY                          1997
------------------------------------- =======================
                                                    Average
                                        Number     Exercise
                                       of Shares     Price
                                      ------------ ----------
Balance at beginning of year.......   27,598,862    $  6.88
Options granted....................    2,963,844      12.04
Options exercised..................   (10,163,969)     5.89
Options terminated or canceled.....     (131,810)      9.63
                                      ------------
Balance at end of year.............   20,266,927       8.11
===================================== =======================
                                               1998
===================================== =======================
Balance at beginning of year.......   20,266,927    $  8.11
Options granted....................    3,316,826      19.12
Options exercised..................   (7,351,329)      6.95
Options terminated or canceled.....   (1,942,554)     11.00
                                      ------------
Balance at end of year.............   14,289,870      10.87
===================================== =======================
                                               1999
===================================== =======================
Balance at beginning of year.......   14,289,870     $10.87
Options granted....................    2,332,290      13.21
Options exercised..................   (3,811,493)      7.30
Options terminated or canceled.....     (280,380)     16.21
                                      ============
Balance at end of year.............   12,530,287      12.27
===================================== ============ ==========

At December 31, 1999, options covering 9,212,495 shares (1998 - 8,880,196; 1997
- 13,772,618) were exercisable and 350,884 shares were available for additional grants. Currently outstanding options expire on various dates through November 2009.

Following is a summary of stock options outstanding at December 31, 1999:

=========================================================================
STOCK OPTIONS OUTSTANDING
                         Weighted
                         Average      Weighted       Number     Weighted
EXERCISE     Number      Remaining    Average      Exercisable  Average
PRICE       Outstanding  Contractual  Exercise        at        Exercise
RANGE       at 12/31/99    Life        Price       12/31/99      Price
----------- ----------   ---------    ---------    ---------     --------
$3 - $8     3,155,233        5.01        $6.13     3,155,233      $6.13
$8 - $13    6,057,262        8.15        11.83     6,057,262      11.83
$13 - $18     642,526        9.32        16.58       --           --
$18 - $20   2,675,266        9.01        19.46       --           --
            ----------                             ---------
           12,530,287        7.61       $12.27     9,212,495      $9.88
=========================================================================

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

In 1999 and 1998, the Company granted a total of 45,000 shares and 246,933 shares, respectively, of the Company's common stock to certain executives, subject to various restrictions. Such shares are subject to forfeiture if certain employment conditions are not met. For more information, see the Form of Restricted Share Award Agreements filed with the Company's Form 10-Q for the quarter ended March 31, 1998. At December 31, 1999, restrictions on the stock, net of forfeitures, lapse as follows: 2000 - 56,911 shares; 2001 - 102,211 shares; and 2002 - 45,000 shares. The fair value of the restricted shares at the date of grant is amortized to expense ratably over the restriction period.

SFAS No. 123, "Accounting for Stock-Based Compensation" permits the Company to follow the measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and not recognize compensation expense for its stock-based incentive plans. Had compensation cost for the Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the methodology prescribed by SFAS No. 123, the Company's net income (loss) and related basic earnings (loss) per share for 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

========================= ============ ========== ==========
PROFORMA EARNINGS
UNDER SFAS NO. 123
(Amounts in millions,
except per share
amounts)                     1999        1998       1997
========================= ============ ========== ==========
Net income (loss):
As reported.............    $135.9     $(183.6)   $ 261.0
Pro forma (1)...........     128.0      (191.1)     254.0
Basic earnings (loss)
  per share:
As reported.............    $ 1.92     $ (2.46)   $  3.53
Pro forma (1)...........      1.81       (2.56)      3.43
========================= ============ ========== ==========
(1) These pro forma amounts may not be indicative of future income (loss) and earnings (loss) per share.

To determine compensation cost under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, with the following historical weighted average assumptions applied to grants in 1999, 1998 and 1997:

========================= =========== =========== ===========
OPTION VALUE
ASSUMPTIONS                  1999        1998        1997
========================= =========== =========== ===========
Dividend yield..........      --%         --%          1%
Expected volatility.....      39%         30%         29%
Risk-free interest rate.       5%          5%          6%
Expected life (in years)       4           4           4
========================= =========== =========== ===========

Based upon the above assumptions, the weighted average fair value of each option granted was $5.05 per share for 1999, $6.15 per share for 1998 and $3.64 per share for 1997.

--------------------------------------------------------------------------------
17. PENSION PLANS AND OTHER
    POSTRETIREMENT BENEFIT PLANS
================================================================================

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

During 1998, Grace made certain amendments to one of its domestic pension plans which included a lump sum settlement option to former Grace employees not currently receiving benefits. During the second quarter of 1999, a significant number of the lump sum offers were settled. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits," the Company recognized a pre-tax loss of $11.0 million, in connection with these settlements. A pre-tax noncash charge of $9.1 million ($5.7 million after-tax) is included in "Income from discontinued operations, net of tax" in the Consolidated Statement of Operations as it relates to settlements with former Packaging Business employees. A pre-tax noncash charge of $1.9 million is included in "Selling, general and administrative expenses" in the Consolidated Statement of Operations for settlements relating to former Grace employees not associated with the former Packaging Business.

The Packaging Business transaction also required the Company to split certain pension plans and recognize a net curtailment loss for other plans. In accordance with SFAS No. 88, the Company recognized a pre-tax loss of $8.4 million ($5.5 million after-tax) in 1998, in connection with these plans. This net pre-tax loss is included in "Income from discontinued operations, net of tax" in the Consolidated Statement of Operations.

Grace provides certain other postretirement health care and life insurance benefits for retired employees of specified U.S. units. The retiree medical insurance plans provide various levels of benefits to employees (depending on their dates of hire) who retire from Grace after age 55 with at least 10 years of service. These plans are unfunded, and Grace pays the costs of benefits under these plans as they are incurred. Grace applies SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires that the future costs of postretirement health care and life insurance benefits be accrued over the employees' years of service.

During 1998, Grace's Board approved changes to the postretirement medical plan. These changes include "caps" for pre-65 retirees and post-65 retirees, changes in the method used to coordinate with Medicare, and changes in deductible and coinsurance levels.

The following summarizes the changes in benefit obligation and fair value of plan assets during the period:

=========================================== ================================================================== =====================
                                                                         PENSION
                                            ------------------------------------------------------------------
                                                                                                                    OTHER POST-
CHANGE IN FINANCIAL STATUS OF RETIREMENT           U.S.                NON-U.S.                 TOTAL            RETIREMENT PLANS
  PLANS                                     ------------------- ------------------------ --------------------- ---------------------
(Dollars in millions)                         1999      1998       1999        1998        1999       1998       1999        1998
=========================================== ========= ========= =========== ============ ========== ========== ========== ==========
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year...   $ 918.7   $ 834.3   $ 235.9     $ 204.4      $1,154.6  $ 1,038.7   $ 193.9   $  231.0
Service cost..............................       7.3       7.1       5.2         6.5         12.5       13.6        0.8        0.9
Interest cost.............................      57.7      55.7      11.6        12.6         69.3       68.3       12.8       16.6
Plan participants' contributions..........      --        --         0.7         0.7          0.7        0.7       --         --
Amendments................................      --        (1.2)     --          --           --         (1.2)      --        (48.8)
Curtailments/settlements recognized gains.      --        --        (3.7)       --           (3.7)      --         --         --
Special termination benefits..............      --        11.7      --          --           --         11.7       --         --
Actuarial (gain) loss.....................     (42.7)    125.3     (22.2)       38.9        (64.9)     164.2       (5.2)      14.1
(Divestitures)/acquisitions...............      --       (13.0)     --         (23.6)        --        (36.6)      --          1.1
Benefits paid.............................    (175.3)   (101.2)    (13.1)       (8.8)      (188.4)    (110.0)     (19.6)     (21.0)
Currency exchange translation adjustment..      --        --       (17.5)        5.2        (17.5)       5.2       --         --
=========================================== ========= ========= =========== ============ ========== ========== ========== ==========
Benefit obligation at end of year            $ 765.7   $ 918.7   $ 196.9     $ 235.9      $ 962.6   $ 1,154.6   $ 182.7     $193.9
=========================================== ========= ========= =========== ============ ========== ========== ========== ==========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning
  of year.................................   $ 912.1   $ 881.3   $ 211.8     $ 206.8      $1,123.9  $ 1,088.1   $  --     $    --
Curtailments settlements recognized.......      --        --        --          --           --         --         --         --
Actual return on plan assets..............     156.0     129.7      28.9        45.8        184.9      175.5       --         --
Employer contribution.....................       7.1       7.1       4.7         3.2         11.8       10.3       19.6       21.0
Plan participants' contribution...........      --        --         0.7         0.7          0.7        0.7       --         --
Divestitures..............................      --        (4.8)     --         (31.6)        --        (36.4)      --         --
Benefits paid.............................    (175.3)   (101.2)    (13.9)      (12.4)      (189.2)    (113.6)     (19.6)     (21.0)
Currency exchange translation adjustment..      --        --        (8.1)       (0.7)        (8.1)      (0.7)      --         --
=========================================== ========= ========= =========== ============ ========== ========== ========== ==========
Fair value of plan assets at end of year..   $ 899.9   $ 912.1   $ 224.1     $ 211.8      $1,124.0  $ 1,123.9   $  --     $    --
=========================================== ========= ========= =========== ============ ========== ========== ========== ==========
Funded status.............................   $ 134.2   $  (6.6)  $  27.2     $ (24.1)     $ 161.4   $  (30.7)   $(182.7)  $ (193.9)
Unrecognized transition (asset)/obligation     (19.3)    (33.7)      0.8         0.7        (18.5)     (33.0)      --         --
Unrecognized actuarial loss (gain)........       9.4     150.0     (20.1)       23.5        (10.7)     173.5       42.1       50.1
Unrecognized prior service cost/(benefit).      28.9      35.7       5.6         2.2         34.5       37.9      (60.8)     (67.5)
=========================================== ========= ========= =========== ============ ========== ========== ========== ==========
Net amount recognized.....................   $ 153.2   $ 145.4   $  13.5     $   2.3      $ 166.7   $  147.7    $(201.4)  $ (211.3)
=========================================== ========= ========= =========== ============ ========== ========== ========== ==========
Amounts recognized in the Consolidated
Balance Sheet consist of:
  Assets in excess of pension obligation..   $ 198.5    $ 58.1   $ 100.4     $  63.9      $ 298.9   $  122.0    $  --     $   --
  Unamortized costs of overfunded plans...      (5.0)    124.5     (22.6)        9.7        (27.6)     134.2       --         --
  Deferred pension costs..................     (87.6)    (91.5)    (74.2)      (94.7)      (161.8)    (186.2)    (182.7)    (193.9)
  Unamortized costs of underfunded plans..      24.0      27.6       9.1        16.7         33.1       44.3      (18.7)     (17.4)
  Intangible asset........................       8.1      11.3       0.4         2.1          8.5       13.4       NM         NM
  Accumulated other comprehensive loss....      15.2      15.4       0.4         4.6         15.6       20.0       NM         NM
------------------------------------------- --------- --------- ----------- ------------ ---------- ---------- ---------- ==========
Net amount recognized.....................   $ 153.2   $ 145.4   $  13.5     $   2.3      $ 166.7   $  147.7    $(201.4)  $ (211.3)
=========================================== ========= ========= =========== ============ ========== ========== ========== ==========
WEIGHTED AVERAGE ASSUMPTIONS AS OF
DECEMBER 31
Discount rate.............................       8.0%      6.8% 2.3-15.0%    2.3-15.0%       NM         NM          8.0%     6.8%
Expected return on plan assets............       9.0       9.0  5.0-15.0     5.0-15.0        NM         NM         NM         NM
Rate of compensation increase.............       4.5       4.5  2.0-14.0     2.0-14.0        NM         NM         NM         NM
=========================================== ========= ========= =========== ============ ========== ========== ========== ==========

============================================== ======== ======== ======== ======= ======== ========== ========= ========= ==========
                                                         1999                        1998                         1997
                                               -------------------------- --------------------------- ------------------------------
COMPONENTS OF NET PERIODIC BENEFIT (INCOME)
COST                                                      NON-                      Non-                          Non-
(Dollars in millions)                           U.S.      U.S.     OTHER    U.S.    U.S.      Other      U.S      U.S.      Other
============================================== ======== ======== ======== ======= ======== ========== ========= ========= ==========
Service cost.................................   $ 7.3    $ 5.2    $ 0.8   $  7.1  $  6.5   $  0.9      $13.9    $  5.5     $ 1.1
Interest cost................................    57.7     11.8     12.8     55.7    12.6     16.6       57.3      12.6      17.5
Expected return on plan assets...............   (76.0)   (17.1)    --      (72.4)  (19.3)    --        (72.3)    (18.6)     --
Amortization of transition asset.............   (11.5)    (0.2)    --      (11.5)   (0.2)    --        (11.5)     (0.4)     --
Amortization of prior service cost (benefit).     7.0      0.6     (6.7)     7.2     0.3     (2.8)       6.6       0.4      (2.6)
Amortization of unrecognized actuarial loss..     3.9      0.3      2.7      1.4     0.3      1.1        0.5      --         0.6
Net curtailment and settlement loss..........    11.0      0.2     --        8.4     1.3     --         --         3.7      --
---------------------------------------------- -------- -------- -------- ------- -------- ---------- --------- --------- ==========
Net periodic benefit (income) cost...........  $ (0.6)   $ 0.8    $ 9.6   $ (4.1) $  1.5    $15.8     $ (5.5)    $ 3.2     $16.6
============================================== ======== ======== ======== ======= ======== ========== ========= ========= ==========

NM = Not meaningful.


========================================================= ======================= ====================== ===========================
PENSION PLANS WHERE ACCUMULATED BENEFIT                                                                         OTHER POST-
OBLIGATIONS EXCEED PLAN ASSETS                                      U.S.                 NON-U.S.              RETIREMENT PLANS
                                                          ----------------------- ---------------------- ---------------------------
 (Dollars in millions)                                       1999        1998       1999        1998         1999          1998
========================================================= =========== =========== ========== =========== ============= =============
Projected benefit obligation............................    $ 64.3      $ 64.7     $  77.6     $ 94.8       N/A           N/A
Accumulated benefit obligation..........................      63.6        63.8        66.8       82.2     $ 182.7        $193.9
Fair value of plan assets...............................      --          --           4.0        6.4        --            --
========================================================= =========== =========== ========== =========== ============= =============

For measurement purposes, a 6.5% rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5.0% through 2003 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point increase (decrease) in assumed health care cost trend rates would increase (decrease) total service and interest cost components by $0.1 million and $(0.1) million, respectively, and increase (decrease) postretirement benefit obligations by $1.0 million and $(1.2) million, respectively.

--------------------------------------------------------------------------------
18.  COMPREHENSIVE INCOME (LOSS)
================================================================================

The tables below present the pre-tax, tax and after-tax components of the Company's other comprehensive income (loss) for the years ended December 31, 1999 and 1998:

=========================== ========== =========== ==========
                                           Tax       After
Year Ended                   Pre-tax    (Expense)     Tax
December 31, 1999            Amount      Benefit     Amount
=========================== ========== =========== ==========
Unrealized gains on
security:
Change in unrealized
  appreciation during year    $ 11.5    $  (4.0)    $   7.5
Reclassification
  adjustment for gains
  realized in net income..      (9.3)       3.3        (6.0)
                            ---------- ----------- ----------
Net unrealized gains......       2.2       (0.7)        1.5
Minimum pension liability
  adjustments.............       4.4       (1.6)        2.8
Foreign currency
  translation adjustments.     (19.3)      --         (19.3)
                            ---------- ----------- ----------
Other comprehensive loss..    $(12.7)   $  (2.3)    $ (15.0)
=========================== ========== =========== ==========


=========================== ========== =========== ==========
                                           Tax       After
Year Ended                   Pre-tax    (Expense)     Tax
December 31, 1998            Amount      Benefit     Amount
=========================== ========== =========== ==========
Unrealized gains on
security:
Change in unrealized
  appreciation during year    $ 29.5    $ (10.3)    $  19.2
Reclassification
  adjustment for gains
  realized in net income..      (4.1)       1.4        (2.7)
                            ---------- ----------- ----------
Net unrealized gains......      25.4       (8.9)       16.5
Minimum pension liability
  adjustments.............     (20.0)       9.4       (10.6)
Foreign currency
  translation adjustments.      (7.2)      --          (7.2)
                            ---------- ----------- ----------
Other comprehensive loss..    $ (1.8)   $   0.5     $  (1.3)
=========================== ========== =========== ==========


--------------------------------------------------------------------------------
19.  BUSINESS SEGMENT INFORMATION
================================================================================

Grace is a global producer of specialty chemicals and materials. It generates revenues from two business segments: Davison Chemicals and Performance Chemicals. Performance Chemicals was formed in 1999 by combining the previously separate business segments of Grace Construction Products and Darex Container Products. These businesses were consolidated under one management team to capitalize on infrastructure synergies from co-location of headquarters and production facilities around the world. Davison Chemicals produces a variety of catalysts and silica products. Performance Chemicals produces specialty construction chemicals, building materials and container protection products. Intersegment sales, eliminated in consolidation, are not material. The table below presents information related to Grace's business segments for 1999, 1998 and 1997; in connection with the adoption of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," only those corporate expenses directly related to the segment are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

========================== =========== ============ ===========
BUSINESS SEGMENT DATA
(Dollars in millions)         1999        1998         1997
========================== =========== ============ ===========
NET SALES
Davison Chemicals........   $   724.3  $   730.8    $   711.6
Performance Chemicals....       747.6      732.6        741.9
                           ----------- ------------ -----------
Total....................   $ 1,471.9  $ 1,463.4    $ 1,453.5
                           =========== ============ ===========
PRE-TAX OPERATING INCOME
Davison Chemicals........   $   124.3  $   107.5    $   100.1
Performance Chemicals....       105.8       78.1         69.1
                           ----------- ------------ -----------
Total....................   $   230.1  $   185.6    $   169.2
                           =========== ============ ===========
DEPRECIATION AND
  AMORTIZATION
Davison Chemicals........   $    59.2  $    61.3    $    60.1
Performance Chemicals....        28.8       28.3         29.5
                           ----------- ------------ -----------
Total....................   $    88.0  $    89.6    $    89.6
                           =========== ============ ===========
CAPITAL EXPENDITURES
Davison Chemicals........   $    48.0  $    60.5    $    59.3
Performance Chemicals....        30.7       39.5         45.2
                           ----------- ------------ -----------
Total....................   $    78.7  $   100.0    $   104.5
                           =========== ============ ===========

TOTAL ASSETS
Davison Chemicals........   $   590.3  $   638.4    $   587.6
Performance Chemicals....       478.3      470.0        445.3
                           ----------- ------------ -----------
Total....................   $ 1,068.6  $ 1,108.4    $ 1,032.9
========================== =========== ============ ===========

The table below presents information related to the geographic areas in which Grace operated in 1999, 1998 and 1997.

============================= =========== ========== ==========
GEOGRAPHIC AREA DATA
(Dollars in millions)            1999        1998       1997
============================= =========== ========== ==========
NET SALES
United States...............  $   737.6   $   741.0  $   741.6
Canada and Puerto Rico......       32.7        34.4       35.7
Germany.....................      276.9       251.1      226.9
Europe, other than Germany..      144.4       148.7      175.5
Asia/Pacific................      199.4       199.9      206.7
Latin America...............       80.9        88.3       67.1
                              ----------- ---------- ----------
Total.......................  $ 1,471.9   $ 1,463.4  $ 1,453.5
============================= =========== ========== ==========
PROPERTIES AND EQUIPMENT,
  NET
United States...............  $   399.0   $   423.3  $   408.9
Canada and Puerto Rico......       20.8        20.1       37.9
Germany.....................       71.3        84.7      114.3
Europe, other than Germany..       46.8        53.9       26.4
Asia/Pacific................       61.9        58.6       53.8
Latin America...............       17.5        20.8       22.0
                              ----------- ---------- ----------
Total.......................  $   617.3   $   661.4  $   663.3
============================= =========== ========== ==========


Net sales, pre-tax operating income, depreciation and amortization, capital expenditures and total assets for Grace's business segments are reconciled below to amounts presented in the Consolidated Financial Statements.

============================== ========== ========== ===========
RECONCILIATION OF BUSINESS
SEGMENT DATA TO FINANCIAL
STATEMENTS
(Dollars in millions)             1999       1998       1997
============================== ========== ========== ===========
Net Sales - operating
  segments...................  $ 1,471.9  $ 1,463.4  $ 1,453.5
Net Sales - divested
  businesses.................       --         --         24.9
                               ---------- ---------- -----------
Total sales and revenues.....  $ 1,471.9  $ 1,463.4  $ 1,478.4
============================== ========== ========== ===========
Pre-tax operating income -
  operating segments.........  $   230.1  $   185.6  $   169.2
Corporate restructuring
  costs and asset impairments       (1.6)      (7.2)     (42.3)
Gain on note receivable......       18.5       --         --
Gain on disposal of assets...       13.6       --         --
Provision for environmental
  charges, net...............       --         38.2       --
Provisions relating to
  asbestos-related
  liabilities and insurance         --       (376.1)      --
  coverage...................
Gain on sale of businesses...       --         --        103.1
Interest expense and related
  financing costs............      (16.1)     (19.8)     (21.2)
Corporate operating costs....      (52.0)     (53.8)     (89.3)
Other, net...................       10.9        9.9       17.9
                               ---------- ---------- -----------
Income (loss) from
  continuing operations
  before income taxes........  $   203.4  $  (223.2) $   137.4
 ============================= ========== ========== ===========
Depreciation and
  amortization - operating
  segments...................  $    88.0  $    89.6  $    89.6
Depreciation and
  amortization - divested           --         --          0.7
  businesses.................
Depreciation and
  amortization - corporate...        1.2        2.5        4.5
                               ---------- ---------- -----------
Total depreciation and
  amortization ..............  $    89.2  $    92.1  $    94.8
============================== ========== ========== ===========
Capital expenditures -
  operating segments.........  $    78.7  $   100.0  $   104.5
Capital expenditures -
  corporate..................        3.8        0.9       31.9
Capital expenditures -
  discontinued operations (1)       --         --        122.2
Capital expenditures -
  divested businesses........       --         --          0.1
                               ---------- ---------- -----------
Total capital expenditures...  $    82.5  $   100.9  $   258.7
============================== ========== ========== ===========

Total assets - operating
  segments...................  $ 1,068.6  $ 1,108.4  $ 1,032.9
Total assets - corporate.....                 526.2      551.1
                                   595.9
Asbestos-related receivables.      371.4      443.0      313.7
Deferred tax assets..........                 487.9      447.7
                                   457.5
Net assets of discontinued
  operations.................       (0.8)       8.3    1,424.0
------------------------------ ---------- ---------- -----------
Total assets.................  $ 2,492.6  $ 2,573.8  $ 3,769.4
============================== ========== ========== ===========

(1) Represents capital expenditures of discontinued operations prior to their classification as such.

==================================================================================================================================

QUARTERLY SUMMARY AND STATISTICAL INFORMATION (1) (Unaudited)
(Dollars in millions, except per share)
==================================================================================================================================
                                                           March 31           June 30          September 30       December 31
------------------------------------------------------ ------------------ ------------------ ------------------ ------------------
1999
Net sales ...........................................        $ 345.4            $ 373.0            $ 372.2           $  381.3
Cost of goods sold...................................          208.3              214.1              213.2              220.6
Income from continuing operations....................           18.8               30.4               32.8               48.2
Net income...........................................           20.0               25.7               42.0               48.2

Net income per share: (2)
   Basic earnings per share:
    Continuing operations............................        $   0.26           $   0.45           $   0.46          $   0.68
    Net income.......................................            0.28               0.37               0.59              0.68
   Diluted earnings per share:
    Continuing operations............................            0.25               0.43               0.44              0.66
    Net income.......................................            0.27               0.35               0.56              0.66

Market price of common stock: (3)
    High.............................................        $16 11/16            $19 1/4            $21             $17 9/16
    Low..............................................         11 13/16             12                 15 3/4          12 13/16
    Close............................................         12 1/8               19                 16 3/8          14  1/8

------------------------------------------------------ ------------------ ------------------ ------------------ ----------------

1998
Net sales............................................        $ 340.8            $ 369.9            $ 380.3           $  372.4
Cost of goods sold...................................          209.2              223.9              228.3              222.0
Income (loss) from continuing operations.............           12.0               23.6               25.3             (210.1)
Net (loss) income....................................          (24.8)              24.3               26.3             (209.4)

Net (loss) income per share: (2)
   Basic earnings per share:
    Continuing operations............................        $   0.16           $   0.31           $   0.34          $  (2.88)
    Net (loss) income................................           (0.33)              0.32               0.35             (2.87)
   Diluted earnings per share:
    Continuing operations............................            0.15               0.30               0.32             (2.88)
    Net (loss) income................................           (0.30)              0.30               0.33             (2.87)

Market price of common stock: (3)(4)
    High.............................................        $  19 13/16        $  21 11/16        $  18 7/16        $ 17 1/16
    Low..............................................           15 13/16           15 3/4             12               10
    Close............................................           18 5/8             17 1/16            12 7/16          15 11/16
====================================================== ================== ================== ================== =================

(1) The quarterly summary and statistical information presented above have been restated to reflect the classification of the Packaging Business and CCS as described in Notes 1 and 3 of the Consolidated Financial Statements as discontinued operations.

(2) Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.

(3)  Principal market: New York Stock Exchange.

(4) The stock prices for the first quarter of 1998 have been adjusted so that they are on a basis comparable to the stock prices following the disposition of the Packaging Business as described in Notes 1 and 3 of the Consolidated Financial Statements.

===================================================================================================================================

FINANCIAL SUMMARY (1) (Dollars in millions, except per share amounts)
===================================================================================================================================
                                                                 1999          1998          1997            1996          1995
------------------------------------------------------------ ------------- ------------- ------------- -------------- -------------
STATEMENT OF OPERATIONS
Net sales ..................................................      $1,471.9     $ 1,463.4     $ 1,478.4       $1,716.4    $ 1,860.5
Cost of goods sold..........................................         856.2         883.4         915.9        1,002.0      1,048.6
Depreciation and amortization...............................          89.2          92.1          94.8           97.3        115.2
Interest expense and related financing costs................          16.1          19.8          21.2           30.5         30.6
Research and development expenses...........................          42.4          47.4          42.4           55.4         73.2
Income (loss) from continuing operations before income taxes         203.4        (223.2)        137.4          183.3       (517.2)
Income (loss) from continuing operations....................         130.2        (149.2)         85.9          112.9       (324.8)
Income (loss) from discontinued operations (2)..............           5.7           0.9         175.1        2,744.8         (1.1)
Net income (loss) ..........................................         135.9        (183.6)        261.0        2,857.7       (325.9)
------------------------------------------------------------ ------------- ------------- ------------- -------------- -------------
FINANCIAL POSITION
Current assets..............................................      $  779.8     $   625.6     $ 2,175.5       $1,774.9    $ 1,681.3
Current liabilities.........................................         741.4         641.8       1,357.7        1,487.1      2,214.2
Properties and equipment, net...............................         617.3         661.4         663.3        1,871.3      1,736.1
Total assets................................................       2,492.6       2,573.8       3,769.4        4,945.8      6,360.6
Total debt..................................................         136.2         113.4       1,072.3        1,388.2      1,933.8
Shareholders' equity - common...............................         156.6          87.6         467.9          632.4      1,224.4
------------------------------------------------------------ ------------- ------------- ------------- -------------- -------------
CASH FLOW
Operating activities........................................      $  137.3     $   (72.7)    $   236.4       $  223.3    $   107.0
Investing activities........................................          79.2        (108.2)        370.1        2,072.9       (801.6)
Financing activities........................................         (77.5)        196.6        (621.3)      (2,267.8)       655.7
Net cash flow...............................................         134.5          17.7         (20.7)          27.7        (37.7)
------------------------------------------------------------ ------------- ------------- ------------- -------------- -------------
DATA PER COMMON SHARE
Income (loss) from continuing operations....................      $   1.84     $   (2.00)    $    1.16       $   1.22    $   (3.39)
Net income (loss) ..........................................          1.92         (2.46)         3.53          31.06        (3.40)
Dividends...................................................          --            --             .56            .50        1.175
Average common shares outstanding (thousands)...............        70,749        74,559        73,993         91,976       95,822
------------------------------------------------------------ ------------- ------------- ------------- -------------- -------------
OTHER STATISTICS
Dividends paid on common stock..............................      $   --       $    --       $    41.2       $   45.6    $   112.1
Capital expenditures........................................          82.5         100.9         258.7          456.6        537.6
Common stock price range (3)................................ 21 - 11 13/16   21 11/16-10 18 1/16-9 7/8   12 1/2-7 3/8 10 1/4-5 1/2
Common shareholders of record...............................        13,215        14,438        15,945         17,415       19,496
Number of employees - continuing operations.................         6,300         6,600         6,700          7,100       10,400
============================================================ ============= ============= ============= ============== =============

(1) Certain prior-year amounts have been reclassified to conform to the 1999 presentation.

(2) See Note 3 to the Consolidated Financial Statements for additional information.

(3) Stock prices have been adjusted so that they are on a basis comparable to the stock prices following the disposition of the Packaging Business and NMC as described in Notes 1 and 3 to the Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

--------------------------------------------------------------------------------
CONTINUING OPERATIONS
================================================================================

Grace is engaged in specialty chemicals and specialty materials businesses on a global basis. The principal business segments are Davison Chemicals, which produces catalysts and silica products, and Performance Chemicals, which produces construction chemicals, building materials and container products. Set forth below is a chart that lists key operating statistics and percentage changes for the years ended December 31, 1999, 1998 and 1997, which should be referenced when reading management's discussion and analysis of the results of continuing operations. The chart below, as well as the financial information presented throughout this discussion, divides Grace's financial results between "core operations" and "noncore activities." Core operations comprise the financial results of Davison Chemicals, Performance Chemicals and the costs of corporate activities that directly or indirectly support business operations. In contrast, noncore activities comprise all other events and transactions that are not directly related to the generation of customer revenue or the support of core operations. The Company's financial strategy is to maximize returns and cash flows from core operations to fund business growth and to provide resources to satisfy its obligations that remain from past businesses, products and events.

============================================================ =============== =========== ============== ============ ==============

ANALYSIS OF CONTINUING OPERATIONS                                                          % Change                    % Change
 (Dollars in millions)                                             1999         1998      Fav(Unfav)       1997       Fav(Unfav)
============================================================ =============== =========== ============== ============ ==============
NET SALES
    DAVISON CHEMICALS
    Refining catalysts......................................   $  406.3       $  422.5      (3.8%)        $  397.5       6.3%
    Chemical catalysts......................................      112.1          104.5       7.2%            101.5       3.0%
    Silica products.........................................      205.9          203.8       1.1%            212.6      (4.1%)
                                                             --------------- ----------- -------------- ------------ --------------
  TOTAL DAVISON CHEMICALS...................................      724.3          730.8      (0.9%)           711.6       2.7%
                                                             --------------- ----------- -------------- ------------ --------------
    PERFORMANCE CHEMICALS
    Construction chemicals..................................      302.7          282.6       7.1%            279.3       1.2%
    Building materials......................................      210.5          209.1       0.7%            198.5       5.3%
    Container products......................................      234.4          240.9      (2.7%)           264.1      (8.8%)
                                                             --------------- ----------- -------------- ------------ --------------
  TOTAL PERFORMANCE CHEMICALS...............................      747.6          732.6       2.0%            741.9      (1.2%)
                                                             --------------- ----------- -------------- ------------ --------------
TOTAL GRACE SALES - CORE OPERATIONS                            $1,471.9       $1,463.4       0.6%         $1,453.5       0.7%
                                                             =============== =========== ============== ============ ==============
PRE-TAX OPERATING INCOME:
    Davison Chemicals.......................................   $  124.3       $  107.5      15.6%         $  100.1       7.4%
    Performance Chemicals...................................      105.8           78.1      35.5%             69.1      13.0%
    Corporate operating costs...............................      (52.0)         (53.8)      3.3%            (89.3)     39.7%
                                                             --------------- ----------- -------------- ------------ --------------
PRE-TAX INCOME FROM CORE OPERATIONS.........................      178.1          131.8a     35.1%             79.9b     65.0%
                                                             --------------- ----------- -------------- ------------ --------------
PRE-TAX INCOME (EXPENSE) FROM NONCORE ACTIVITIES............       37.2         (340.1)      NM               69.5        NM
Interest expense............................................      (16.1)         (19.8)     18.7%            (21.2)      6.6%
Interest income.............................................        4.2            4.9     (14.3%)             9.2     (46.7%)
                                                             --------------- ----------- -------------- ------------ --------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES............................................      203.4         (223.2)      NM              137.4        NM
(Provision for) benefit from income taxes...................      (73.2)          74.0       NM              (51.5)       NM
                                                             --------------- ----------- -------------- ------------ --------------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................   $  130.2       $ (149.2)      NM           $   85.9        NM
                                                             =============== =========== ============== ============ ==============
KEY FINANCIAL MEASURES:
   Pre-tax income from core operations as a
       percentage of sales..................................       12.1%           9.0%     3.1 pts            5.5%      3.5 pts
   Pre-tax income from core operations before
       restructuring and asset impairment charges...........   $  178.1       $  147.9       20.4%        $  116.7      26.7%
       As a percentage of sales.............................       12.1%          10.1%     2.0 pts            8.0%      2.1 pts
   Pre-tax income from core operations before
       depreciation and amortization........................   $  267.3       $  223.9       19.4%        $  174.7      28.2%
       As a percentage of sales.............................       18.2%          15.3%     2.9 pts           12.0%      3.3 pts
============================================================ =============== =========== ============== ============ ==============

NM = Not meaningful. a = Includes $16.1 million restructuring charge. b = Includes $36.8 million restructuring charge.

NET SALES

The following table identifies the year-over-year increase or decrease in sales attributable to changes in product volumes, product prices and/or mix, and the impact of foreign currency translation.
================================================================
NET SALES                       1999 AS A PERCENTAGE
VARIANCE ANALYSIS          INCREASE (DECREASE) FROM 1998
================================================================
                      VOLUME   PRICE/MIX   TRANSLATION   TOTAL
                     --------- ----------- ------------ --------
Davison Chemicals..     1.1%     (0.7%)       (1.3%)    (0.9%)
Performance
  Chemicals .......     2.0%      1.5%        (1.5%)     2.0%
Net sales..........     1.6%      0.4%        (1.4%)     0.6%
-------------------- --------- ----------- ------------ --------
By Region:
  North America        (1.7%)     1.1%         0.0%     (0.6%)
  Europe                9.3%      0.5%        (4.5%)     5.3%
  Latin America        (3.6%)     7.9%       (12.5%)    (8.2%)
  Asia/Pacific          1.1%     (5.6%)        4.3%     (0.2%)
================================================================
                                1998 AS A PERCENTAGE
                           INCREASE (DECREASE) FROM 1997
================================================================
Davison Chemicals..     5.7%      0.2%        (3.2%)     2.7%
Performance
  Chemicals........     1.9%      1.3%        (4.4%)    (1.2%)
Net sales..........     3.7%      0.8%        (3.8%)     0.7%
-------------------- --------- ----------- ------------ --------
By Region:
  North America         3.8%      1.0%        (0.3%)     4.5%
  Europe                5.9%     (3.6%)       (3.0%)    (0.7%)
  Latin America         0.1%      0.6%        (5.3%)    (4.6%)
  Asia/Pacific          1.8%      7.4%       (16.7%)    (7.5%)
================================================================


Grace's net sales increased 0.6% in 1999 and 0.7% in 1998. In both 1999 and 1998, volume gains were largely offset by the negative translation impacts of sales denominated in foreign currencies that had weakened against the U.S. dollar. Price changes were modest in both years with product mix accounting for most of the year-over-year change.

In 1999, all product groups, except for refining catalysts and container sealants, experienced volume growth. A downturn in demand for refining catalysts in North America and softness of the Latin American market for container sealants were the primary causes for declines. The most significant volume increases were experienced in silica products (5.3%) in all regions except North America, and in construction chemicals (6.5%) in all regions with Asia/Pacific experiencing the highest growth rate.

In 1998, the catalysts, construction chemicals and building materials product groups experienced volume growth. This growth was offset by volume declines of silica and container products. The volume growth was driven by strong construction activity and product penetration in North America combined with growth in demand for refining catalysts. The decline in container products was attributable to the divestment of a niche segment of the coatings business in Europe (September 1997) and the can forming lubricants business in North America (May 1998).

In 1999, unfavorable foreign currency effects were experienced primarily in Europe and Latin America as the dollar strengthened against major regional currencies. In 1998, unfavorable foreign currency effects were primarily seen in Asia/Pacific.

PRE-TAX INCOME FROM CORE OPERATIONS

Pre-tax income from core operations was $178.1 million for the year ended December 31, 1999, compared to $131.8 million for the year ended December 31, 1998 (results in 1998 include a $16.1 million restructuring charge). Excluding the prior year restructuring charge, 1999 pre-tax income from core operations increased 20.4% from $147.9 million for the year ended December 31, 1998. In 1997, there was a $36.8 million restructuring charge related to core operations. Excluding the restructuring charge for both 1998 and 1997, the pre-tax income from core operations for the year ended December 31, 1998 increased 26.7% from 1997.

Operating income of Davison Chemicals for 1999 was $124.3 million, up 12.0% versus 1998 (excluding a $3.5 million restructuring charge in 1998), and its operating margin of 17.2% was 2.0 percentage points better than the prior year. Operating income of Performance Chemicals for 1999 was $105.8 million, up 19.7% from 1998 (excluding a $10.3 million restructuring charge in 1998) with an operating margin of 14.1%, up 2.0 percentage points from 1998. These improvements are due in large part to the Company's focus on productivity improvement, which produced a 4.4% reduction in unit costs on a constant dollar basis with 1998. Most of the cost reduction was attributable to improvements in manufacturing processes, material science applications and infrastructure integration.

The following table provides the productivity index for each business segment and Grace's core operations in total. The index is calculated using 1998 as the base year (index 1.000) and carving out selling price changes, currency movement and cost inflation in every year since the base year. The resulting change in cost per dollar of sales is Grace's productivity measure. Changes in product volume and mix remain in the productivity equation. Grace is targeting a 5% annual improvement in its productivity index for 2000.

========================= ============ =========== ===========
PRODUCTIVITY INDEX           1999         1998      % Change
========================= ============ =========== ===========

COST PER $ OF SALES ON
 A CONSTANT $ BASIS
 WITH 1998 AS BASE
 YEAR:
Davison Chemicals ......       $0.828       $0.865     (4.3%)
Performance Chemicals...        0.859        0.897     (4.2%)
Corporate Operating Cost        0.034        0.036     (5.5%)
------------------------- ------------ ----------- -----------
Total Core Operations...       $0.877       $0.917     (4.4%)
------------------------- ------------ ----------- -----------
PRODUCTIVITY INDEX......        1.044        1.000      0.044
========================= ============ =========== ===========

Corporate operating costs include expenses incurred by corporate headquarters functions in support of core operations. During 1999, many of these functions were relocated from Boca Raton, Florida to the Davison Chemicals Headquarters in Columbia, Maryland. The 1999 cost structure includes incremental relocation costs, employee separation costs and duplicative salaries that occurred during the transition. These expenses are not expected to reoccur. A normalized annual corporate cost structure is expected to be approximately $40 million in 2000 as compared to $52 million in 1999.

PRE-TAX INCOME (EXPENSE) FROM NONCORE ACTIVITIES

Income from noncore activities totaled $37.2 million for 1999 compared to a net expense of $(340.1) million for 1998 and net income of $69.5 million for 1997. The 1999 income included: (1) an $18.5 million gain on the settlement of notes received as partial consideration when Grace sold its printing products business in 1994 - these notes were paid in full in 1999 as a condition of sale of this business to a new owner; (2) a $9.3 million gain from the sales of marketable securities; (3) a $4.8 million gain from sales of noncore real estate; and (4) a $4.4 million gain from the sale of a corporate aircraft. The net expense in 1998 was primarily due to a net charge of $(376.1) million for asbestos-related litigation offset by $38.2 million net insurance recovery related to environmental remediation. The 1997 income was comprised primarily of the gain on the sale of Grace's specialty polymers business ($103.1 million pre-tax) partially offset by accelerated vesting of payments under long-term incentive compensation programs ($26.6 million).

Other major income and expense items included in noncore activities are tolling revenue (fees for services both to and from third parties relating to previously divested businesses), pension credits that will diminish over the next few years, expenses that relate to retirees of divested businesses and corporate litigation costs. These items effectively offset in 1999 and 1998. For the year 2000, Grace projects income from noncore activities to be in the $12 million to $16 million range.

INTEREST AND INCOME TAXES

Net interest expense for 1999 was $11.9 million, a decrease of 20.1% from net interest expense of $14.9 million in 1998. This decrease is attributable to a reduced average debt level on the revolving credit agreements during 1999 after the Packaging Business transaction. Net interest expense increased 24.2% in 1998 over the 1997 net interest expense of $12.0 million.

The Company's effective tax rate was 36.0% for 1999, as compared to 33.2% for 1998 and 37.5% for 1997. The 1998 effective tax rate includes a negative adjustment to the tax asset valuation allowance, lowering the effective tax benefit on Grace's 1998 pre-tax loss. The decrease in the 1999 effective tax rate was due to a reorganization of certain of the Company's foreign operations resulting in anticipated lower foreign taxes.

DAVISON CHEMICALS

Sales

Davison Chemicals is a leading global supplier of catalysts and silica products. Refining catalysts, which represent approximately 28% of 1999 total Grace sales (29% - 1998; 27% - 1997), include fluid cracking catalysts (FCC) used by petroleum refiners to convert distilled crude oil into transportation fuels and other petroleum-based products, hydroprocessing catalysts which upgrade heavy oils and remove certain impurities, and chemical additives for treatment of feedstock impurities. Chemical catalysts, which represent 7% of 1999, 1998 and 1997 total Grace sales, include polyolefin catalysts which are essential components in the manufacturing of polyethylene resins used in products such as plastic film, high performance plastic pipe and plastic household containers. Silica products, which represent 14% of 1999 total Grace sales (14% - 1998; 15%
- 1997), are used in a wide variety of industrial and consumer applications such as coatings, food processing, plastics, adsorbents and personal care products.

In 1999, refining catalyst sales were 3.8% lower than 1998 as a result of volume declines in North America and Asia/Pacific due largely to an overall reduction in global demand, partially offset by volume gains in

Europe. Over the course of 1999, volume improved from a low in the first quarter, where sales were off 8.1% from 1998 to volume gains in the fourth quarter of 7.6%. This positive trend is expected to continue into 2000 as overall demand for refining catalysts is expected to be favorably impacted by changing environmental regulations in the United States, particularly reformulated gasoline, recently finalized EPA rules that require a substantially reduced level of sulfur, and the potential requirement for removal of MTBE from gasoline.

Chemical catalyst sales increased 7.2% in 1999 reflecting better than 10% volume growth in North America and Europe, offset by a sales decline in Asia/Pacific on a small base. As with refining catalysts, market fundamentals for 2000 are favorable with the segments served by Grace (high density and linear low density polyethylene) growing at better than the average rate for other polyethylene products.

Silica products sales were up 1.1% with all regions showing favorable volume comparisons to prior year except for North America. Volume increases ranged between 6.4% and 9.4% in other major regions. The adsorbents segment was down in 1999 in North America due to pricing pressures in molecular sieve applications. This situation is expected to continue into 2000.

In 1998, refining catalyst sales increased 6.3% over 1997 as a result of record volume growth in Asia/Pacific, combined with favorable price/mix variances, primarily due to new refinery business in China, Taiwan and Indonesia. Chemical catalyst sales increased 3.0% due to volume growth in North America and Asia/Pacific, as a result of Davison Chemicals' strength in resin manufacturing technology. Silica products sales were down 4.1% due to lower sales of silicas for dentifrice (where consumer preferences favored toothpaste brands that did not contain Davison silicas), and pricing pressures for insulated glass molecular sieves, especially in Europe.

Operating Earnings

Pre-tax operating income of $124.3 million was 15.6% better than 1998. Operating margins improved 2.5 percentage points to 17.2% despite lower sales, as a result of raw material cost reductions and manufacturing efficiencies derived from Grace's productivity improvement program.

Pre-tax operating income of $107.5 million in 1998 improved 7.4% over $100.1 million in 1997. Gross margin improved $15.7 million due to higher sales and increased manufacturing productivity. A reduction in general and administrative expenses, as a result of changes to employee incentive compensation programs, was more than offset by increased factory administration and depreciation expenses resulting from new manufacturing facilities brought on-line in 1998, and higher research and development costs. Restructuring costs of $3.5 million were recorded in the fourth quarter of 1998 for the severance of approximately 60 people. In the fourth quarter of 1997, restructuring costs of $3.9 million were included in operating results for the termination of leases.


PERFORMANCE CHEMICALS

Sales

Performance Chemicals was formed in 1999 by combining the previously separate business segments of Grace Construction Products and Darex Container Products. These businesses were consolidated under one management team to capitalize on infrastructure synergies from co-location of headquarters and production facilities around the world. The major product groups of this business segment include specialty construction chemicals and specialty building materials used primarily by the nonresidential construction industry; and container sealants and coatings for food and beverage packaging, and other related products. Construction chemicals, which represent 21% of 1999 total Grace sales (19% - 1998 and 1997) add strength, control corrosion, and enhance the handling and application of concrete. Building materials, which represent 14% of 1999, 1998 and 1997 total Grace sales, prevent water damage to structures and protect structural steel against collapse due to fire. Container products, which represent 16% of 1999 total Grace sales (17% - 1998; 18% - 1997), seal beverage and food cans, and glass and plastic bottles, and protect metal packaging from corrosion and the contents from the influences of metal.

Net sales of Performance Chemicals products increased 2.0% compared to 1998 despite the effect of currency weakness in Europe and Latin America compared to the U.S. dollar which adversely impacted sales by $17.1 million for 1999. Excluding the impact of this currency translation, sales increased 4.4%.

In 1999, sales of construction chemicals were up 7.1% over 1998 driven by volume growth worldwide and favorable price/mix in all regions except Asia/Pacific. This reflects share gains and the penetration of value-added products in North America and Europe and the consolidation of a joint venture in Japan (GCK) following Grace's increase in ownership from 45% to 81% in January 1999. In 2000, this product group is expected to continue to achieve sales increases above the growth rate of the general construction market.

Sales of building materials increased 0.7% compared to 1998, reflecting increases in North American volume and price/mix. These increases were largely offset by volume decreases in Europe, primarily related to products sold to the oil industry which had low construction activity, and volume and price/mix decreases in Asia/Pacific as Grace continued to experience depressed project activity in that region.

Sales of container products declined 2.7% in 1999. Volume decreases, reflecting unfavorable economic conditions in Latin America and worldwide customer consolidations in can sealants, were offset by favorable price/mix in Europe and Latin America. Currency translation had a 4.0% negative impact year-over-year.


In 1998, Performance Chemicals sales decreased 1.2% as compared to 1997 as sales increases in construction chemicals and building materials were more than offset by a sales decrease in container products. Sales of construction chemicals were up 1.2% in 1998 (6.7% excluding the impact of currency translations) driven by strong volumes in every region except Asia/Pacific and favorable price/mix worldwide. Sales of building materials were up 5.3% in 1998 as this product line also experienced strong volumes in every region except Asia/Pacific. Container products sales decreased 8.8% in 1998 as compared to 1997. Contributing to the sales decline from 1997 to 1998 were the divestments of a niche segment of the coatings business in Europe and the can forming lubricants business in North America discussed above.


Operating Earnings

Pre-tax operating income increased 35.5% from $78.1 million in 1998 to $105.8 million in 1999 (1998 included a $10.3 million restructuring charge taken to cover headcount reduction and a worldwide site rationalization). Excluding the restructuring charge, the increase was 19.7%.


This increase in pre-tax operating income was driven by a $20.0 million improvement in margin, reflecting sales increases, value-added product penetration and substitution and manufacturing cost reductions. An increase in operating expenses due to the consolidation of GCK was offset by continued productivity initiatives, principally restructuring and consolidation of infrastructure, resulting in reduced operating, selling and research and development expenses.


Pre-tax operating income of $78.1 million in 1998 was up 13% compared to pre-tax operating income of $69.1 million in 1997. This increase was achieved, despite a decrease in sales, largely as a result of benefits realized from the cost reduction programs. In the fourth quarter of 1998, Performance Chemicals recorded a restructuring charge of $10.3 million comprised primarily of headcount reductions and rationalization of facilities in container products. In the fourth quarter of 1997, a charge in the amount of $5.7 million was recorded to reduce the carrying value of certain equipment held for customer use.

Recent Acquisitions

On December 22, 1999 Grace acquired Sociedad Petreos S.A.'s "Polchem" concrete admixture and construction chemicals business, which had 1999 sales of approximately $5 million, from Cemento Polpaico S.A./Chile, an affiliate of Holderbank of Switzerland. On January 31, 2000 Grace acquired Crosfield Group's hydroprocessing catalyst business, which had 1999 sales of approximately $30 million, from Imperial Chemical Industries PLC. These acquisitions have been accounted for as a purchase business combination, and accordingly, the results of operations of the acquired businesses have been or will be included in the consolidated statement of operations from the date of acquisition. Grace does not consider the effects of either of these acquisitions significant for pro forma disclosure purposes.

--------------------------------------------------------------------------------
DISCONTINUED OPERATIONS
================================================================================

PACKAGING BUSINESS

As discussed in Notes 1 and 3 to the Consolidated Financial Statements, the Spin-off and Merger were completed on March 31, 1998. The 1998 loss from discontinued operations includes $32.6 million ($28.3 million after-tax) of costs related to the Packaging Business transaction and $8.4 million ($5.5 million after-tax) for a related pension plan curtailment loss.

CROSS COUNTRY STAFFING

In July 1999, the Company completed the sale of substantially all of its interest in Cross Country Staffing (CCS), a provider of temporary nursing and other healthcare services for total cash proceeds of

$184.6 million. The Company's investment in CCS had been accounted for under the equity method. The sale resulted in a net pre-tax gain of $76.3 million ($32.1 million after-tax) including the cost of the Company's purchase of the interests held by third parties in CCS and the amount payable under CCS's phantom equity plan. The gain and the operations of CCS prior to the sale are included in "Income from discontinued operations, net of tax" in the Consolidated Statement of Operations. Certain contingent liabilities, primarily related to tax matters of CCS, are being retained by the Company.

RETAINED OBLIGATIONS

Under certain divestiture agreements, the Company has retained contingent obligations that could develop into situations where accruals for estimated costs of defense or loss would be recorded in a period subsequent to divestiture under generally accepted accounting principles. The Company assesses its retained risks quarterly and accrues amounts to be payable related to these obligations when probable and estimable.

During the third quarter of 1999, the Company revised its estimate of the outcome of certain of these retained contingent obligations based on current circumstances and, as a result, recorded an additional charge of $25.7 million ($16.7 million after-tax). This charge is included in "Income from discontinued operations, net of tax" in the Consolidated Statement of Operations.

--------------------------------------------------------------------------------
FINANCIAL CONDITION
================================================================================

The charts below are intended to enhance the readers' understanding of the Company's overall financial position by separately showing assets, liabilities and cash flows related to core operations from those related to noncore activities. The Company's management structure and activities are tailored to the separate focus and accountability of core operations and noncore activities.

=============================================================
CORE OPERATIONS
(Dollars in millions)                  1999         1998
=============================================================
BOOK VALUE OF INVESTED CAPITAL

Receivables .......................    $181.9   $   176.9
Inventory .........................     128.2       130.1
Properties and equipment, net .....     611.2       631.7
Intangible assets and other........     345.9       370.9
                                    ---------- ------------
ASSETS SUPPORTING CORE OPERATIONS..   1,267.2     1,309.6
Accounts payable and accruals......    (358.1)     (361.0)
                                    ---------- ------------
CAPITAL INVESTED IN CORE OPERATIONS    $909.1      $948.6
After-tax return on avg invested
     capital.......................      12.5%        8.6%
                                    ---------- ------------
CASH FLOWS:
Pre-tax operating income ..........    $178.1      $131.8
Depreciation and amortization .....      89.2        92.1
                                    ---------- ------------
PRE-TAX EARNINGS BEFORE
 DEPREC./AMORT. ...................     267.3       223.9
Capital expenditures ..............     (82.5)     (100.9)
Businesses acquired ...............      (9.4)       --
Other changes .....................     (20.6)      (14.9)
                                    ---------- ------------
NET CASH FLOW FROM CORE OPERATIONS.    $154.8      $108.1
=============================================================

The Company's financial strategy is to maximize returns and cash flows from core operations to fund business growth and to provide resources to satisfy noncore obligations.

The Company has a net asset position supporting its core operations of $909.1 million at December 31, 1999 compared to $948.6 million at December 31, 1998 including the cumulative translation account reflected in Shareholders' Equity of $106.1 million for 1999 and $86.8 million for 1998. The change in the net asset position is primarily due to cash received in the redemption of subordinated interests in receivables sold of $37.0 million. After-tax return on capital invested in core operations improved by 3.9 percentage points reflecting the 35.1% increase in core operating earnings year-over-year coupled with reduced overall invested capital. Cash flows from core operations improved from enhanced earnings and lower capital expenditures.

Grace is targeting pre-tax income and returns on capital invested in core operations in 2000 to improve by approximately 12% to 15% over 1999. This improvement is projected to be attributable to cost structure reductions secured in 1999 coupled with revenue growth from market penetration of current products and recently acquired businesses, and further gains from Grace's productivity initiatives.

The Company has a number of financial exposures originating from past businesses, products and events. These obligations arose from transactions and/or business practices that date back to when Grace was a much larger company, when it produced products or operated businesses that are no longer part of its revenue base, and when government regulations and scientific knowledge were much less advanced than today. Grace's current core operations, together with other available assets, are being managed to generate sufficient cash flow to fund these obligations over time.

=============================================================
NONCORE ACTIVITIES
(Dollars in millions)                    1999        1998
=============================================================
BOOK VALUE OF ASSETS AVAILABLE
TO FUND NONCORE OBLIGATIONS:
Cash and other financial assets ....  $  345.8    $   257.4
Properties and investments .........       8.8         32.4
Asbestos-related insurance
receivable .........................     371.4        443.0
Tax assets, net.....................     363.8        334.5
-------------------------------------------------------------
ASSETS AVAILABLE TO FUND NONCORE
   OBLIGATIONS 1....................   1,089.8      1,067.3
-------------------------------------------------------------
Noncore liabilities:
Asbestos-related litigation.........  (1,084.0)    (1,199.9)
Environmental remediation...........    (215.5)      (240.5)
Postretirement benefits.............    (201.4)      (211.3)
Retained obligations and other......     (99.1)       (76.4)
-------------------------------------------------------------
TOTAL NONCORE LIABILITIES...........  (1,600.0)    (1,728.1)
-------------------------------------------------------------
NET NONCORE LIABILITY............... $  (510.2)   $  (660.8)
-------------------------------------------------------------
CASH FLOWS:
Pre-tax income (expense) from
     noncore activities............. $    37.2    $  (340.1)
Proceeds from noncore asset sales 2.     171.1         (7.3)
Other changes.......................      12.5        275.1
Cash spending for:
  Asbestos-related litigation, net
     of insurance recovery..........     (42.8)      (164.7)
  Environmental remediation.........     (25.0)       (36.9)
  Postretirement benefits...........     (19.6)       (21.0)
  Retained obligations and other....     (71.7)         5.9
-------------------------------------------------------------
NET CASH FLOW FROM NONCORE
     ACTIVITIES .................... $    61.7    $  (289.0)
=============================================================

1 The Company also has committed, unused credit facilities of $410 million at December 31,1999.

2    Includes investing activities of discontinued operations.

The table above displays the 1999 and 1998 book value of Grace's noncore liabilities and the assets available to fund required payments. Each liability has different characteristics, risks and expected liquidation profile. Taken together, these liabilities represent $1,600.0 million of Grace's total liabilities as reflected on its balance sheet at December 31, 1999. Assets available to fund noncore liabilities consist of cash and cash equivalents, net cash value of life insurance where Grace is the beneficiary, property and investments not used in core operations, insurance coverage for asbestos-related litigation and net tax assets related to noncore liabilities. These assets, in the aggregate, total $1,089.8 million at December 31, 1999. The net liability position of $510.2 million at December 31, 1999 reflects a $150.6 million, or 22.8% reduction from December 31, 1998.

ASBESTOS-RELATED MATTERS

Grace is a defendant in lawsuits relating to previously sold asbestos-containing products. In 1999, Grace paid $42.8 million for the defense and disposition of asbestos-related property damage and bodily injury litigation, net of amounts received under settlements with insurance carriers. At December 31, 1999 Grace's balance sheet reflects a net liability after insurance and after recorded tax benefits of $454.9 million, which represents management's best estimate (in conformity with generally accepted accounting principles) of the undiscounted net cash outflows in satisfaction of Grace's current and expected asbestos-related litigation. The net present value of such net liability (based on cash flow projections that are inherently imprecise but represent management's best current estimate) is approximately $350 million (discounted at 5.2% - estimated after-tax investment rate) at December 31, 1999.

During the fourth quarter of 1998, Grace recorded a noncash pre-tax charge of $576.9 million ($375.0 million after-tax), primarily to reflect the estimated costs of defending against and disposing of total bodily injury claims expected to be filed against Grace. The charge to the litigation reserve was offset by an adjustment for expected recoveries from insurance carriers of $200.8 million ($130.5 million after-tax) and recorded tax assets of $131.6 million for the future tax benefit arising from asbestos-related payments.

The Consolidated Balance Sheet at December 31, 1999 includes total amounts due from insurance carriers of $371.4 million pursuant to settlement agreements with insurance carriers and net tax assets of $257.7 million related to future net tax deductions for asbestos-related matters.

Grace expects that the net expenditures over the next three years will range from $40.0 to $80.0 million annually (after tax benefits) to defend against and dispose of such claims. The amount of spending in 2000 is expected to be higher than 1999 due to the timing and adjudication of certain cases. Such amounts are estimates of the probable cost of defending against and disposing of asbestos-related claims and probable recoveries from insurance - the ultimate outcome of such matters cannot be predicted with certainty and estimates may change as experience evolves over time.

See Note 2 to the Consolidated Financial Statements for further information concerning asbestos-related lawsuits and claims.

ENVIRONMENTAL MATTERS

Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Expenses of continuing operations related to the operation and maintenance of environmental facilities and the disposal of hazardous and nonhazardous wastes totaled $31.1 million in 1999, $38.2 million in 1998 and $35.8 million in 1997. Such costs are estimated to be between $33 and $38 million in each of 2000 and 2001. In addition, capital expenditures for continuing operations relating to environmental protection totaled $5.7 million in 1999, compared to $6.3 million in 1998 and $7.2 million in 1997. Capital expenditures to comply with environmental initiatives in future years are estimated to be approximately $7 million in each of 2000 and 2001. Grace also has incurred costs to remediate environmentally impaired sites. These costs were $25.0 million in 1999, $36.9 million in 1998 and $37.3 million in 1997. These amounts have been charged against previously established reserves. At December 31, 1999, Grace's liability for environmental investigatory and remediation costs related to continuing and discontinued operations totaled $215.5 million, as compared to $240.5 million at December 31, 1998. Future pre-tax cash outlays for remediation costs are expected to average between $38 and $43 million over the next few years.

In the fourth quarter of 1998, Grace recorded a net pre-tax gain of $38.2 million ($24.8 million after-tax) related to environmental issues. Grace entered into a settlement with one of its insurance carriers which provided for a $57.6 million lump-sum cash payment to Grace for previously incurred costs related to environmental remediation. Netted against this gain is a $19.4 million ($12.6 million after-tax) charge to reflect a change in the environmental remediation strategy for a particular site.

Grace is in litigation with two excess insurance carriers regarding the applicability of the carriers' policies to environmental remediation costs. The outcome of such litigation, as well as the amounts of any recoveries that Grace may receive, is presently uncertain. Accordingly, Grace has not recorded a receivable with respect to such insurance coverage.

See Note 13 to the Consolidated Financial Statements for further information concerning environmental matters.

POSTRETIREMENT BENEFITS

Grace provides certain postretirement health care and life insurance benefits for retired employees, a large majority of which pertains to retirees of previously divested businesses. These plans are unfunded, and Grace pays the costs of benefits under these plans as they are incurred.

During 1998, Grace's Board approved changes to the postretirement medical plan. These changes include "caps" for pre-65 retirees and post-65 retirees, changes in the method used to coordinate with Medicare, and changes in deductible and coinsurance levels.

Spending under this program is expected to be approximately $20 million per year over the next few years. Grace's recorded liability of $201.4 million is stated at net present value discounted at 8%.

RETAINED OBLIGATIONS OF DIVESTED BUSINESSES

The principal retained obligations of divested businesses relate to contractual indemnification and to contingent liabilities not passed on to the new owner. At December 31, 1999, Grace had recorded $99.1 million to satisfy such obligations. Of this total, $18.4 million will be paid over periods ranging from 2 to 10 years. The remainder represents estimates of probable cost to satisfy specific contingencies expected to be resolved over the next few years.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
================================================================================

Grace's net cash flow from core operations was $154.8 million in 1999 compared to $108.1 million in 1998. The increase of $46.7 million during 1999 was principally the result of the improved pre-tax income from core operations and lower capital expenditures.

The pre-tax cash inflow of noncore activities was $61.7 million in 1999 compared to an outflow of $289.0 million in 1998. In 1999, Grace realized $225.2 million in proceeds from sales of noncore assets, principally the divestment of Cross Country Staffing. In addition, asbestos related spending was favorable by $121.9 million and environmental spending was favorable by $11.9 million. The timing of these expenditures is impacted in part by Grace's legal and cash management strategies. Postretirement benefit payments were consistent with the prior year as these payments are based on comparable year-over-year benefit programs. The payments for retained obligations of divested businesses and other were higher in 1999 as Grace made payments to limit the interest on past tax adjustments. This element of noncore activities will continue to decrease as open issues related to these divested businesses are resolved.


Disbursements under Grace's long-term incentive compensation program, which is classified as an operating activity on the Consolidated Statement of Cash Flows, decreased approximately $99.8 million during 1999 compared to 1998. The long-term incentive compensation programs have been discontinued going forward, and remaining disbursements for existing plans of less than $3.0 million will be made in 2000.

Cash flows provided by investing activities in 1999 were $79.2 million, compared to cash used of $108.2 million in 1998, and cash provided of $370.1 million in 1997. Net cash inflows were impacted by proceeds from divestment of businesses totaling $184.6 million in 1999 related to Cross Country Staffing and $695.5 million in 1997 primarily related to the sale of Grace's cocoa business. Proceeds from disposals of assets in 1999 included the sale of the corporate aircraft for $20.4 million and sale of certain real properties for a total of $17.1 million.

Total Grace capital expenditures for 1999 and 1998 were $82.5 million and $100.9 million, respectively, substantially all of which was directed toward its business segments. In 1997, Grace made capital expenditures of $258.7 million, of which nearly half related to the divested Packaging Business.

Net cash used for financing activities in 1999 was $77.5 million, principally representing $95.3 million used to purchase approximately 7 million of the Company's shares as part of the 1998 share repurchase program, partially offset by proceeds from the exercise of stock options of $26.6 million. Net cash provided by financing activities in 1998 primarily related to the Packaging Spin-off and Merger described in Notes 1 and 3. In connection with the Packaging Business transaction, Grace received $1,256.6 million in cash, which was used to repay substantially all of its debt. On March 31, 1998, Grace used $600.0 million of the cash transfer to repay bank borrowings. On April 1, 1998, Grace repaid $611.3 million principal amount of Notes pursuant to a tender offer, $3.5 million principal amount of MTNs and $6.0 million of sundry indebtedness. As a result of this early extinguishment of debt, Grace incurred an after-tax charge of $35.3 million for premiums paid in excess of the Notes' principal amounts and other costs related to the purchase of the Notes and MTNs (including the costs of settling related interest rate swap agreements). These costs are presented as an extraordinary item in the Consolidated Statement of Operations. Net cash used for financing activities in 1997 was $621.3 million, primarily relating to reductions of debt, the repurchase of approximately 6 million shares of stock, and the payment of dividends, partially offset by proceeds from the exercise of stock options.

At December 31, 1999, Grace had committed borrowing facilities totaling $500.0 million, consisting of $250.0 million expiring in May 2000 and $250.0 million under a long-term facility expiring in May 2003. These facilities support the issuance of commercial paper and bank borrowings, of which $89.7 million was outstanding at December 31, 1999. The aggregate amount of net unused and unreserved borrowings under short-term and long-term facilities at December 31, 1999 was $410.3 million. Total debt was $136.2 million at December 31, 1999, an increase of $22.8 million from December 31, 1998.

Grace is the beneficiary of life insurance policies on current and former employees with benefits in force of approximately $2,309 million and net cash surrender value of $81.6 million at December 31, 1999, comprised of $432.4 million in policy gross cash value offset by $350.8 million of policy loans. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flows (primarily tax-free) over the next 40-plus years.


The Company intends to utilize policy cash flows, which are actuarially projected to range from $15 million to $45 million annually over the policy terms, to fund (partially or fully) noncore liabilities and to earmark gross policy cash value as a source of funding for noncore obligations. The Company also intends to explore structuring options for the policies and policy loans to enhance returns on assets, to reduce policy expenses and to better match policy cash flows with payments of noncore liabilities.

In April 1998, the Company's Board of Directors approved a program to repurchase up to 20% of the Company's outstanding shares in the open market

(approximately 15,165,000 shares). Through December 31, 1999, the Company had acquired 12,105,300 shares of common stock for $177.5 million under the program (an average price per share of $14.67). Through February 2000, the Company acquired an additional 1,357,500 shares for $15.7 million (an average price per share of $11.58). In 1997, Grace substantially completed a share repurchase program initiated in 1996 by acquiring 6,306,300 shares of common stock for $335.9 million, or an average price of $53.26 per share. Average prices per share for shares repurchased in 1997 are not comparable to 1999 and 1998 due to the Packaging Business transaction (see Notes 1 and 3).

Grace believes that its current cash position together with cash flow generated from core operations, assets available to fund noncore obligations and committed borrowing facilities will be sufficient to meet its cash requirements and fund business growth for the foreseeable future.

--------------------------------------------------------------------------------
INFLATION
================================================================================

The financial statements are presented on a historical cost basis and do not fully reflect the impact of prior years' inflation. While the US inflation rate has been modest for several years, the Company operates in international areas with both inflation and currency issues. The ability to pass on inflation costs is an uncertainty due to general economic conditions and competitive situations. It is estimated that the cost of replacing the Company's property and equipment today is greater than its historical cost. Accordingly, depreciation expense would be greater if the expense were stated on a current cost basis.

--------------------------------------------------------------------------------
YEAR 2000 COMPUTER SYSTEMS COMPLIANCE
================================================================================

As of November 30, 1999, all information technology (IT) and non-IT systems and items were reported to be Year 2000 compliant. Through December 31, 1999, 94% of key vendors and 81% of key customers had returned or made available to Grace information on their compliance status.

Grace achieved the rollover to the new millenium without experiencing any significant Year 2000 related issues. Essentially all IT and non-IT systems Grace- wide have functioned normally since January 1, 2000. Only a few minor isolated Year 2000 issues occurred, and these were all remedied promptly without any impact to operations. At the present time, Grace is not aware of any significant unresolved Year 2000 issues with any vendor or customer.

The total cost of the Grace Year 2000 effort was $3.9 million. This cost excludes the cost of implementing SAP software since, despite being a critical component of the Grace Year 2000 remediation effort, this was a project that was already planned and was not accelerated due to Year 2000 issues. This amount also excludes internal costs, principally the payroll costs, of IT personnel solely devoted to the Year 2000 remediation effort. No material IT or non-IT projects were delayed due to the Grace Year 2000 remediation effort.

--------------------------------------------------------------------------------
THE EURO
================================================================================

Effective January 1, 1999, eleven of the fifteen member countries of the European Union adopted one common currency known as the euro. Grace has operations in 9 of the 11 countries which have adopted the euro and is well positioned to comply with the legislation applicable to its introduction. The Company anticipates that the euro conversion will not have a material adverse impact on its financial condition or results of operations.

--------------------------------------------------------------------------------
ACCOUNTING PRONOUNCEMENTS
================================================================================

In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." This statement defers the effective date of SFAS 133 for one year. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. At December 31, 1999, the Company did not hold or issue any derivative financial instruments for trading purposes; therefore, this standard would not have impacted the Company's financial statements.

--------------------------------------------------------------------------------
FORWARD-LOOKING STATEMENTS
================================================================================

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. In addition to the uncertainties referred to in Management's Discussion of Results of Operations and Financial Condition, other uncertainties include the impact of worldwide economic conditions; pricing of both the Company's products and raw materials; customer outages and customer demand; factors resulting from fluctuations in interest rates and foreign currencies; the impact of competitive products and pricing; success of Grace's process improvement initiatives; and the impact of tax and legislation and other regulations in the jurisdictions in which the Company operates. Also, see "Introduction and Overview - Projections and Other Forward-Looking Information" in Item 1 of Grace's 1999 Annual Report on Form 10-K.

                                                                     Schedule II

                       W. R. GRACE & CO. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  (in millions)

                                FOR THE YEAR 1999

========================================================================================================================

                                                                               Additions/(deductions)
                                                                --------------------------------------------------------
                                                                                 Charged/
                                                                 Balance at     (credited)                   Balance
                                                                  beginning         to          Other         at end
                         Description                              of period     costs and       net *       of period
                                                                                 expenses
========================================================================================================================
VALUATION AND QUALIFYING ACCOUNTS DEDUCTED FROM ASSETS:
     Allowances for notes and accounts receivable...........    $    5.5          $  (1.4)    $   --        $    4.1
     Allowances for long-term receivables...................        17.1            (16.3)        --             0.8
     Valuation allowance for deferred tax assets............       137.2             (1.5)        --           135.7

RESERVES:
     Reserves for divested businesses.......................    $   76.4          $  25.7     $   (3.0)     $   99.1
========================================================================================================================


                                                 FOR THE YEAR 1998
========================================================================================================================

                                                                               Additions/(deductions)
                                                                --------------------------------------------------------
                                                                                 Charged/
                                                                 Balance at     (credited)                   Balance
                                                                  Beginning         to          Other         at end
                         Description                              of period     costs and       net *       of period
                                                                                 expenses
========================================================================================================================
VALUATION AND QUALIFYING ACCOUNTS DEDUCTED FROM ASSETS:

     Allowances for notes and accounts receivable...........    $    4.6          $   2.8     $   (1.9)     $    5.5
     Allowances for long-term receivables...................        16.1              0.2          0.8          17.1
     Valuation allowance for deferred tax assets............       138.2             (1.0)        --           137.2

RESERVES:

     Reserves for divested businesses.......................    $  123.5          $ (44.6)    $   (2.5)     $   76.4
========================================================================================================================


                                                 FOR THE YEAR 1997
========================================================================================================================

                                                                               Additions/(deductions)
                                                                --------------------------------------------------------
                                                                                 Charged/
                                                                 Balance at     (credited)                   Balance
                                                                  Beginning         to          Other         at end
                         Description                              of period     costs and       net *       of period
                                                                                 expenses
========================================================================================================================
VALUATION AND QUALIFYING ACCOUNTS DEDUCTED FROM ASSETS:
     Allowances for notes and accounts receivable...........    $   11.5          $   1.4     $   (8.3)     $    4.6
     Allowances for long-term receivables...................        42.7            (22.9)        (3.7)         16.1
     Securities of divested businesses......................         3.9             (3.9)        --            --
     Valuation allowance for deferred tax assets............        72.4             42.6         23.2         138.2

RESERVES:
     Reserves for divested businesses.......................    $  212.9          $ (73.6)    $  (15.8)     $  123.5
========================================================================================================================

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

============================================================================================================================
                                                                                   Years Ended December 31, (c)
                                                          ------------------------------------------------------------------
                                                             1999        1998 (d)     1997 (e)     1996 (f)      1995 (g)
============================================================================================================================
Net income (loss) from continuing operations............     $  130.2      $ (149.2)      $ 85.9      $112.9       $(324.8)
Add (deduct):
Provision for (benefit from) income taxes...............         73.2         (74.0)        51.5        70.4        (192.4)

Equity in unremitted (earnings) losses of less than
50%-owned companies.....................................         (0.2)         (1.2)        (1.0)       (0.4)          0.8

Interest expense and related financing costs, including
amortization of capitalized interest....................         18.8          37.5         89.6       169.8         183.5

Estimated amount of rental expense deemed to represent
the interest factor.....................................          5.2           5.2          6.9         8.4           8.5
                                                          ------------------------------------------------------------------

Income (loss) as adjusted...............................       $227.2       $(181.7)      $232.9      $361.1       $(324.4)
                                                          =================================================================

Combined fixed charges and preferred stock dividends:
Interest expense and related financing costs, including
capitalized interest....................................     $   17.0      $   37.4       $ 94.4      $186.1       $ 199.2

Estimated amount of rental expense deemed to represent
the interest factor.....................................          5.2           5.2          6.9         8.4           8.5
                                                          ------------------------------------------------------------------

Fixed charges...........................................         22.2          42.6        101.3       194.5         207.7

Preferred stock dividend requirements (b)...............         --            --          --             0.6          0.5
                                                          ------------------------------------------------------------------

Combined fixed charges and preferred stock dividends....
                                                             $   22.2      $   42.6       $101.3      $195.1       $ 208.2
                                                          =================================================================

Ratio of earnings to fixed charges......................         10.23        (h)            2.30        1.86        (h)
                                                          =================================================================

Ratio of earnings to combined fixed charges and
preferred stock dividends...............................         10.23        (h)            2.30        1.85        (h)
============================================================================================================================

(a)  Grace's preferred stocks were retired in 1996.

(b) For each period with an income tax provision, the preferred stock dividend requirements have been increased to an amount representing the pre-tax earnings required to cover such requirements based on Grace's effective tax rate.

(c) Certain amounts have been restated to conform to the 1999 presentation.

(d) Includes a pre-tax provision of $376.1 for asbestos-related liabilities and insurance coverage; $21.0 relating to restructuring costs and asset impairments, offset by a pre-tax gain of $38.2 for the receipt of insurance proceeds related to environmental matters, partially offset by a charge to reflect a change in the environmental remediation strategy for a particular site.

(e) Includes a pre-tax gain of $103.1 on sales of businesses, offset by a pre-tax provision of $47.8 for restructuring costs and asset impairments.

(f) Includes a pre-tax gain of $326.4 on sales of businesses, offset by pre-tax provisions of $229.1 for asbestos-related liabilities and insurance coverage and $34.7 for restructuring costs and asset impairments.

(g) Includes pre-tax provisions of $275.0 for asbestos-related liabilities and insurance coverage; $151.3 relating to restructuring costs, asset impairments and other activities; $77.0 for environmental liabilities at former manufacturing sites; and $30.0 for corporate governance activities.

(h) As a result of the losses incurred for the years ended December 31, 1998 and 1995, Grace was unable to fully cover the indicated fixed charges.