Form 10-Q
period 2000-03-31
W R GRACE & CO
filed 2000-05-12
CIK 1045309

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-13953

                                W. R. GRACE & CO.

            Delaware                                      65-0773649
----------------------------------                ---------------------------
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

                    Yes [X]                  No [ ]

67,494,869 shares of Common Stock, $.01 par value, were outstanding at April 28, 2000.
--------------------------------------------------------------------------------

                       W. R. GRACE & CO. AND SUBSIDIARIES

                                Table of Contents
                                -----------------


                                                                                Page No.
                                                                                --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Report of Independent Accountants                                       I - 1

         Consolidated Statement of Operations                                    I - 2

         Consolidated Statement of Cash Flows                                    I - 3

         Consolidated Balance Sheet                                              I - 4

         Consolidated Statement of Shareholders' Equity                          I - 5

         Consolidated Statement of Comprehensive Income (Loss)                   I - 5

         Notes to Consolidated Financial Statements                         I - 6 to I - 15

Item 2.  Management's Discussion and Analysis of Results of Operations and
         Financial Condition                                                I - 16 to I - 24

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

                          PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of
Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of March 31, 2000, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for the three-month period ended March 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 1, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Baltimore, Maryland
May 11, 2000


=========================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                            THREE MONTHS ENDED
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)                                                  MARCH 31,

=========================================================================================================================
Amounts in millions, except per share amounts                                               2000              1999
                                                                                      -----------------------------------
Net sales..........................................................................     $    364.9        $    345.4
Other income...................................................................               10.2               9.0
                                                                                      -----------------------------------
                                                                                             375.1             354.4
                                                                                      -----------------------------------

Cost of goods sold, exclusive of depreciation and amortization shown
    separately below...........................................................              212.9             208.3
Selling, general and administrative expenses...................................               85.6              79.7
Research and development expenses .............................................               11.3              11.1
Depreciation and amortization .................................................               22.2              22.6
Interest expense and related financing costs ..................................                5.3               3.3
                                                                                      -----------------------------------
                                                                                             337.3             325.0
                                                                                      -----------------------------------

Income from continuing operations before income taxes..........................               37.8              29.4
(Provision for) income taxes ..................................................              (13.6)            (10.6)
                                                                                      -----------------------------------

    INCOME FROM CONTINUING OPERATIONS..........................................               24.2              18.8
Income from discontinued operations, net of tax ($1.1) ........................               --                 1.2
                                                                                      -----------------------------------

    NET INCOME ................................................................         $     24.2        $     20.0
=========================================================================================================================

BASIC EARNINGS PER SHARE:
    Continuing operations .....................................................         $     0.35       $      0.26
    Net income.................................................................         $     0.35       $      0.28

Weighted average number of basic shares .......................................              68.2              71.7

DILUTED EARNINGS PER SHARE:
    Continuing operations .....................................................         $     0.35       $      0.25
    Net income ................................................................         $     0.35       $      0.27

Weighted average number of diluted shares .....................................              69.4              74.7
=========================================================================================================================


              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.


======================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                          THREE MONTHS ENDED
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)                                                 MARCH 31,

======================================================================================================================
Dollars in millions                                                                         2000             1999
                                                                                    ----------------------------------
OPERATING ACTIVITIES
Income from continuing operations before income taxes .............................   $     37.8       $      29.4
Reconciliation to net cash (used for) operating activities:
     Depreciation and amortization ................................................         22.2              22.6
     Gain on disposal of assets....................................................         --                (4.4)
     Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency exchange:
         Increase in notes and accounts receivable, net............................         (2.9)             (4.2)
         Increase in inventories ..................................................         (1.0)             (8.8)
         (Increase) decrease in subordinated interest of accounts receivable sold .         (0.5)             40.7
         Decrease in accounts payable .............................................        (13.3)             (6.7)
         Decrease in accrued liabilities ..........................................        (13.5)            (21.5)
         Expenditures for asbestos-related litigation .............................        (38.3)            (25.6)
         Proceeds from asbestos-related insurance .................................         24.2              13.1
         Expenditures for environmental remediation ...............................        (12.4)             (8.1)
         Expenditures for postretirement benefits .................................         (5.1)             (4.6)
         Other ....................................................................         (6.2)             (1.2)
                                                                                    ----------------------------------
     NET PRE-TAX CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES
     OF  CONTINUING OPERATIONS.....................................................         (9.0)             20.7
Net pre-tax cash used for retained obligations of discontinued operations..........         (7.0)            (10.4)
                                                                                    ----------------------------------
     NET PRE-TAX CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES .................        (16.0)             10.3
Income taxes paid, net of refunds .................................................        (11.4)            (20.6)
                                                                                    ----------------------------------
     NET CASH (USED FOR) OPERATING ACTIVITIES .....................................        (27.4)            (10.3)
                                                                                    ----------------------------------

INVESTING ACTIVITIES
Capital expenditures ..............................................................        (12.5)            (17.0)
Businesses acquired in purchase transactions, net of cash acquired ................        (25.0)             (0.5)
Net investment in life insurance policies .........................................        (11.7)             (3.2)
Proceeds from disposals of assets .................................................          0.4              20.4
                                                                                    ----------------------------------
     NET CASH (USED FOR) INVESTING ACTIVITIES .....................................        (48.8)             (0.3)
                                                                                    ----------------------------------
FINANCING ACTIVITIES
Borrowings under credit facilities, net of repayments .............................        158.7              22.3
Repayment of long-term debt .......................................................        (24.7)             --
Exercise of stock options .........................................................          1.7               0.8
Purchase of treasury stock ........................................................        (25.4)            (26.0)
                                                                                    ----------------------------------
     NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES .........................        110.3              (2.9)
                                                                                    ----------------------------------

Effect of currency exchange rate changes on cash and cash equivalents .............         (4.0)             (1.9)
                                                                                    ----------------------------------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............................         30.1             (15.4)
Cash and cash equivalents, beginning of period ....................................        199.8              65.3
                                                                                    ----------------------------------
Cash and cash equivalents, end of period ..........................................   $    229.9       $      49.9
======================================================================================================================


              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.


=============================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                         MARCH 31, 2000     December 31,
CONSOLIDATED BALANCE SHEET (UNAUDITED)                                                                            1999
=============================================================================================================================
ASSETS
CURRENT ASSETS
Cash and cash equivalents .......................................................        $        229.9     $        199.8
Notes and accounts receivable, net ..............................................                 190.3              193.6
Inventories .....................................................................                 135.4              128.2
Deferred income taxes ...........................................................                 117.3              111.7
Asbestos-related insurance expected to be realized within one year ..............                  62.5               75.2
Other current assets.............................................................                  63.7               71.3
                                                                                         ------------------------------------
     TOTAL CURRENT ASSETS .......................................................                 799.1              779.8

Properties and equipment, net of accumulated depreciation and
     amortization of $917.0 (1999 - $908.3) .....................................                 611.3              617.3
Goodwill, less accumulated amortization of $7.2 (1999 - $7.2) ...................                  34.2               25.4
Cash value of life insurance policies, net of policy loans.......................                  95.2               81.6
Deferred income taxes ...........................................................                 327.9              345.8
Asbestos-related insurance expected to be realized after one year................                 284.9              296.2
Other assets ....................................................................                 351.2              346.5
                                                                                         ------------------------------------
     TOTAL ASSETS ...............................................................        $      2,503.8     $      2,492.6
                                                                                         ------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt .................................................................        $         13.6     $         13.0
Accounts payable ................................................................                 111.4              124.1
Income taxes payable ............................................................                 104.8              118.7
Asbestos-related liability expected to be satisfied within one year..............                 200.1              199.3
Other current liabilities .......................................................                 257.7              286.3
                                                                                         ------------------------------------
     TOTAL CURRENT LIABILITIES ..................................................                 687.6              741.4

Long-term debt ..................................................................                 256.6              123.2
Deferred income taxes ...........................................................                  19.6               20.5
Asbestos-related liability expected to be satisfied after one year ..............                 845.7              884.7
Other liabilities ...............................................................                 554.7              566.2
                                                                                         ------------------------------------
     TOTAL LIABILITIES ..........................................................               2,364.2            2,336.0
                                                                                         ------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock issued, par value $.01; 300,000,000 shares authorized;
     outstanding: 2000 - 67,362,000 shares (1999 - 69,414,000) ..................                   0.8                0.8
Paid in capital .................................................................                 425.2              422.6
Accumulated deficit..............................................................                 (57.0)             (81.2)
Deferred compensation trust .....................................................                  (0.8)              (0.6)
Treasury stock, at cost:  8,923,600 common shares (1999 - 6,628,500) ............                (114.5)             (89.1)
Accumulated other comprehensive loss ............................................                (114.1)             (95.9)
                                                                                         ------------------------------------
     TOTAL SHAREHOLDERS' EQUITY .................................................                 139.6              156.6
                                                                                         ------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................................        $      2,503.8     $      2,492.6
=============================================================================================================================

              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.


=================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
=================================================================================================================================
                                  Common Stock     Retained                                     Accumulated
                                       and         Earnings        Deferred                        Other            TOTAL
                                     Paid in     (Accumulated    Compensation     Treasury     Comprehensive     SHAREHOLDERS'
Dollars in millions                  Capital       Deficit)          Trust         Stock       Income (Loss)        EQUITY
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999        $   423.4     $   (81.2)         $    (0.6)     $   (89.1)   $   (95.9)        $   156.6
Net income .....................       --            24.2                --            --            --               24.2
Purchase of common stock .......       --             --                 --           (25.4)         --              (25.4)
Shares issued under stock plans         2.6           --                (0.2)          --            --                2.4
Other comprehensive loss........       --             --                 --            --          (18.2)            (18.2)
                                  ----------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2000.........  $   426.0     $   (57.0)         $    (0.8)     $  (114.5)   $  (114.1)         $  139.6
================================================================================================================================


================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                                      THREE MONTHS ENDED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)                                           MARCH 31,
================================================================================================================================
Dollars in millions                                                                                    2000            1999
                                                                                                   -----------------------------
Net income.....................................................................................       $  24.2         $  20.0
                                                                                                   -----------------------------

Other comprehensive income (loss):
Foreign currency translation adjustments.......................................................         (12.6)          (15.1)
Net unrealized (loss) gain on investment.......................................................          (5.6)            8.1
                                                                                                   -----------------------------
Total other comprehensive (loss)...............................................................         (18.2)           (7.0)
                                                                                                   -----------------------------
Comprehensive income ..........................................................................      $    6.0         $  13.0
================================================================================================================================

              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

W. R. GRACE & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES
--------------------------------------------------------------------------------

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

BASIS OF PRESENTATION

The interim consolidated financial statements presented herein are unaudited and should be read in conjunction with the consolidated financial statements presented in the Company's 1999 Form 10-K. Such interim consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period's basis of presentation.

The results of operations for the three-month interim period ended March 31, 2000 are not necessarily indicative of the results of operations for the year ending December 31, 2000.

Balance sheet information relating to a discontinued business is not restated for periods prior to the date of classification as a discontinued operation. Accordingly, "Net pre-tax cash used for retained obligations of discontinued operations" excludes the effects of changes in working capital of discontinued operations prior to their classification as such. The net investing and financing activities of discontinued operations represent cash flows of discontinued operations subsequent to the respective dates of such classifications.

RECLASSIFICATIONS

Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 2000 presentation and as required with respect to discontinued operations.

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

--------------------------------------------------------------------------------
2. ASBESTOS-RELATED LITIGATION
--------------------------------------------------------------------------------

Grace is a defendant in property damage and bodily injury lawsuits relating to previously sold asbestos-containing products and expects that it will be named as a defendant in additional asbestos-related lawsuits in the future. Grace was a defendant in 51,509 asbestos-related lawsuits on March 31, 2000 (13 involving claims for property damage and the remainder involving 108,841 claims for bodily injury), as compared to 50,342 lawsuits on December 31, 1999 (11 involving claims for property damage and the remainder involving 105,670 claims for bodily injury).

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

Through March 31, 2000, 140 asbestos property damage cases were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in seven cases for a total of $60.3 million; and 203 property damage cases were settled for a total of $604.2 million.

==============================================================
PROPERTY DAMAGE CASE ACTIVITY
==============================================================
Cases outstanding, December 31, 1999 .........          11
New cases filed ..............................           2
Settlements ..................................          --
Dismissals ...................................          --
                                                   -----------
     Cases outstanding, March 31, 2000                  13
==============================================================

BODILY INJURY LITIGATION

Bodily injury claims are generally similar to each other (differing primarily in the type of asbestos-related illness allegedly suffered by the plaintiff). However, Grace's estimated liability for such claims is influenced by numerous variables, including the solvency of other producers of asbestos-containing products, cross-claims by and financial condition of co-defendants, the rate at which new claims are filed, the jurisdiction in which the filings are made, and the defense and disposition costs associated with these claims. Grace's bodily injury liability reflects management's estimate of the number and ultimate cost of present and future bodily injury claims expected to be asserted against Grace, given demographic assumptions of possible exposure to asbestos products manufactured by Grace.

Through March 31, 2000, approximately 14,840 asbestos bodily injury lawsuits involving 33,073 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 49,434 lawsuits involving 129,166 claims were disposed of (through settlement and judgments) for a total of $428.8 million.

==============================================================
BODILY INJURY CLAIM ACTIVITY
==============================================================
Claims outstanding, December 31, 1999 ........       105,670
New claims filed .............................         7,667
Settlements ..................................        (4,302)
Dismissals ...................................          (194)
Judgments ....................................            --
                                                   -----------
     Claims outstanding, March 31, 2000              108,841
==============================================================

ASBESTOS-RELATED LIABILITY

Grace estimates its property damage and bodily injury liabilities based on its experience with, and recent trends in, asbestos litigation. These estimates include property damage and bodily injury indemnity as well as defense costs. Grace regularly evaluates its financial exposure to asbestos-related lawsuits and the adequacy of related recorded liabilities. The amounts recorded at each balance sheet date reflect Grace's best estimate of probable and estimable liabilities in all material respects. However, changes to estimates of probable liabilities may occur as new information becomes available and as actual experience is gained over time.

=============================================================
ESTIMATED LIABILITY FOR
ASBESTOS-RELATED LITIGATION       MARCH 31,    December 31,
(Dollars in millions)               2000           1999
=============================================================
Asbestos-related liability
  expected to be satisfied
  within one year..............  $   200.1    $     199.3
Asbestos-related liability
  expected to be satisfied
  after one year...............      845.7          884.7
                                 ----------------------------
Total asbestos-related            $1,045.8    $   1,084.0
  liability ...................
=============================================================

The current portion of Grace's asbestos-related liability is based on management's estimate of indemnity payments and defense costs expected to be paid within one year.

ASBESTOS-RELATED INSURANCE

Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. Activity in Grace's notes receivable from insurance carriers and asbestos-related insurance receivable during the three months ended March 31, 2000 was as follows:

=============================================================
ESTIMATED INSURANCE RECOVERY ON
ASBESTOS-RELATED LIABILITIES
(Dollars in millions)
=============================================================

NOTES RECEIVABLE
Notes receivable from insurance carriers,
  beginning of year, net of discount of $0.8...   $    5.3
Proceeds received under asbestos-related
  insurance settlements .......................       (2.2)
Current year amortization of discount .........        0.2
-------------------------------------------------------------
   Notes receivable from insurance carriers,
     end of quarter, net of discount of $0.6 ..        3.3
-------------------------------------------------------------

INSURANCE RECEIVABLE
Asbestos-related insurance receivable,
  beginning of  year ..........................      366.1
Proceeds received under asbestos-related
  insurance settlements .......................      (22.0)
-------------------------------------------------------------
   Asbestos-related insurance receivable, end        344.1
    of quarter ................................
-------------------------------------------------------------
    Total amounts due from insurance carriers..      347.4
    Expected to be realized within one year ...      (62.5)
-------------------------------------------------------------
    Expected to be realized after one year ....   $  284.9
=============================================================

Grace has settled with and has been paid by its primary insurance carriers with respect to both property damage and bodily injury cases and claims. Grace has also settled with its excess insurance carriers that wrote policies available for property damage cases; those settlements involve amounts paid and to be paid to Grace. In addition, Grace has settled with many excess insurance carriers that wrote policies available for bodily injury claims. Grace is currently in litigation with certain remaining excess insurance carriers whose policies generally represent layers of coverage Grace has not yet reached. Such policies are believed by Grace to be available for asbestos-related bodily injury lawsuits. Insurance coverage for asbestos-related liabilities has not been commercially available since 1985.

The asbestos-related insurance asset represents amounts expected to be received from carriers under settlement agreements for defense and disposition costs to be paid by Grace. Estimated insurance reimbursements relate directly to Grace's estimated liabilities for property damage and bodily injury cases and claims pending at March 31, 2000 and bodily injury claims expected to be filed in the future.

Grace's ultimate exposure with respect to its asbestos-related cases and claims partly depends on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlement and litigation costs. In Grace's opinion, it is probable that recoveries from its insurance carriers (including amounts reflected in the receivable discussed above), along with other funds, will be available to satisfy the property damage and bodily injury cases and claims pending at March 31, 2000, as well as bodily injury claims expected to be filed in the future.

--------------------------------------------------------------------------------
3. DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

CROSS COUNTRY STAFFING

In July 1999, the Company completed the sale of substantially all of its interest in Cross Country Staffing (CCS), a provider of temporary nursing and other healthcare services. The Company's investment in CCS had been accounted for under the equity method. The operations of CCS prior to the sale are included in "Income from discontinued operations, net of tax" in the accompanying Consolidated Statement of Operations. Certain contingent liabilities, primarily related to tax liabilities of CCS, are being retained by the Company and are included in other current liabilities in the accompanying Consolidated Balance Sheet.

RETAINED OBLIGATIONS

Under certain divestiture agreements, the Company has retained contingent obligations that could develop into situations where accruals for estimated costs of defense or loss would be recorded in a period subsequent to divestiture under generally accepted accounting principles. The Company assesses its retained risks quarterly and accrues amounts estimated to be payable related to these obligations when probable and estimable. As of March 31, 2000 and December 31, 1999 Grace had recorded $90.5 million and $99.1 million, respectively, to satisfy such obligations.

--------------------------------------------------------------------------------
4. ACQUISITIONS
--------------------------------------------------------------------------------

In January 2000, Grace acquired Crosfield Group's hydroprocessing catalyst business from Imperial Chemical Industries PLC. In March 2000, Grace acquired International Protective Coatings Corp. These acquisitions have been accounted for as purchase business combinations, and accordingly, the results of operations of the acquired businesses have been included in the Consolidated Statement of Operations from the date of acquisition. Grace does not consider the effects of either of these acquisitions significant for pro forma disclosure purposes, as combined assets related to the acquisitions represent less than 20% of consolidated assets.

--------------------------------------------------------------------------------
5. OTHER INCOME
--------------------------------------------------------------------------------

Components of other income are as follows:

===============================================================
OTHER INCOME                             THREE MONTHS ENDED
(Dollars in millions)                        MARCH 31,
===============================================================
                                         2000         1999
                                      -------------------------
Investment income................       $  4.8         $2.1
Net gains on dispositions of assets       --            4.4
Tolling revenue..................          1.6          1.1
Interest income..................          2.3          0.6
Other miscellaneous income ......          1.5          0.8
---------------------------------------------------------------
     Total other income .........        $10.2         $9.0
===============================================================

--------------------------------------------------------------------------------
6. OTHER BALANCE SHEET ACCOUNTS
--------------------------------------------------------------------------------

==============================================================
                                     MARCH 31,   December 31,
(Dollars in millions)                   2000         1999
==============================================================

NOTES AND ACCOUNTS RECEIVABLE, NET
Trade receivables, less allowance
  of $4.0 (1999 - $3.8)..........      $ 163.7   $  165.7
Other receivables, less allowance
  of $0.3 (1999 - $0.3)..........         26.6       27.9
                                     -------------------------
                                       $ 190.3   $  193.6
==============================================================
INVENTORIES
Raw materials ...................      $  39.4   $   38.0
In process ......................         11.7       10.1
Finished products ...............         90.9       87.1
General merchandise .............         20.6       20.2
Less:  Adjustment of certain
  inventories to a
  last-in/first-out (LIFO) basis         (27.2)     (27.2)
                                     -------------------------
                                       $ 135.4   $  128.2
==============================================================
OTHER ASSETS
Plan assets in excess of defined
  benefit pension obligation.....      $ 302.7   $  298.9
Unamortized costs of overfunded
  pension plans .................        (26.6)     (27.6)
Deferred charges ................         50.9       52.4
Long-term receivables, less
  allowances of $0.8 (1999 - $0.8)         2.4        2.6
Long-term investments ...........          2.0       --
Patents, licenses and other
  intangible assets .............         19.8       20.2
                                     -------------------------
                                       $ 351.2   $  346.5
==============================================================
OTHER CURRENT LIABILITIES
Retained obligations of divested
  businesses ....................      $  76.5   $   85.1
Accrued compensation ............         35.5       36.9
Costs of business restructurings           8.3       13.6
Environmental remediation .......         40.2       43.9
Accrued interest ................          5.3        5.7
Other accrued liabilities .......         91.9      101.1
                                     -------------------------
                                       $ 257.7   $  286.3
==============================================================

OTHER LIABILITIES
Other postretirement benefits ...      $ 198.9    $ 201.4
Environmental remediation .......        165.6      171.6
Defined benefit obligation in
  excess of pension plan assets .        159.1      161.8
Unamortized costs of underfunded
  pension plans .................        (32.4)     (33.1)
Deferred compensation ...........         31.2       32.1
Long-term self insurance reserve           7.3        7.8
Retained obligations of divested
  businesses ....................         14.0       14.0
Other accrued liabilities .......         11.0       10.6
==============================================================
                                       $ 554.7    $ 566.2
==============================================================

The Company recognizes repairs and maintenance expenses on planned major maintenance activities in the period in which the expense is incurred.

--------------------------------------------------------------------------------
7. LIFE INSURANCE
--------------------------------------------------------------------------------

Grace is the beneficiary of life insurance policies on current and former employees with net cash surrender value of $95.2 million at March 31, 2000. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over the next 40-plus years. The following table summarizes activity in these policies for the three months ended March 31, 2000 and the year ended December 31, 1999:

============================================================
ACTIVITY SUMMARY -
LIFE INSURANCE                    MARCH 31,   December 31,
(Dollars in millions)                2000         1999
============================================================

Earnings on policy assets.......   $  8.9        $  31.6
Interest on policy loans........     (7.4)         (29.5)
Policy loan repayments..........      0.4            3.4
Premiums........................     --              2.4
Net investing activity..........     11.7           (3.3)
                                  --------------------------
   Change in net cash value.....   $ 13.6        $   4.6
============================================================
Gross cash value................   $441.3         $432.4
Principal - policy loans........   (330.6)        (331.0)
Accrued interest - policy loans.    (15.5)         (19.8)
                                  --------------------------
Net cash value..................   $ 95.2        $  81.6
============================================================
Tax-free proceeds received......   $  0.5        $  15.3
============================================================

Policy loans bore interest at an average annualized rate of 8.5% during the three months ended March 31, 2000, compared to an average of 8.4% for the year ended December 31, 1999. Policy assets are invested primarily in general accounts of the insurance carriers and earned returns at an average annualized rate of 8.2% during the three months ended March 31, 2000, compared to an average of 7.3% for the year ended December 31, 1999.

The Company's financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

================================================================================
8. DEBT
================================================================================

On March 31, 2000, and December 31, 1999, the Company's short-term and long-term debt was as follows:

=============================================================
COMPONENTS OF DEBT                MARCH 31,    December 31,
(Dollars in millions)                2000          1999
=============================================================

SHORT-TERM DEBT
Bank borrowings ...............   $   --        $  --
Other short-term borrowings ...       13.6         13.0
                                 ----------------------------
                                  $   13.6      $  13.0
                                 ============================

LONG-TERM DEBT
Bank borrowings ...............   $  248.0      $  89.7
8.0% Notes Due 2004............        5.7          5.7
7.4% Notes Due 2000............       --           24.7
7.75% Notes Due 2002...........        2.0          2.0
Sundry indebtedness............        0.9          1.1
                                 ----------------------------
                                   $ 256.6      $ 123.2
=============================================================

In May 1999, Grace entered into a $250.0 million credit facility under a 364-day credit agreement expiring May 2000. In May 2000, this facility was renewed for an additional 364-day term. In addition, Grace maintains a $250.0 million long-term facility expiring in May 2003. At March 31, 2000, the Company had $248.0 million of bank borrowings outstanding under the long-term facility. The aggregate amount of net unused and unreserved borrowings under these credit facilities at March 31, 2000 was $252.0 million.

--------------------------------------------------------------------------------
9. SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

The Company is authorized to issue 300,000,000 shares of common stock. Of the common stock unissued on March 31, 2000, approximately 12,400,000 shares were reserved for issuance pursuant to stock options and other stock incentives. In the first three months of 2000, the Company granted a total of 10,000 options with an average exercise price of $11.75. For the year ended December 31, 1999, the Company granted a total of 2,332,290 options with an average exercise price of $13.21.

In April 1998, the Company's Board of Directors approved a program to repurchase up to 20% of the Company's outstanding shares in the open market (approximately 15,165,000 shares). Through March 31, 2000, the Company had acquired 14,400,400 shares of common stock for $202.9 million under the program (an average price per share of $14.09). In January 1999, Grace retired 5,476,800 shares of treasury stock with a cost basis of $88.4 million.

For additional information, see Notes 14 and 16 to the Consolidated Financial Statements in the 1999 Form 10-K.

--------------------------------------------------------------------------------
10. EARNINGS PER SHARE
--------------------------------------------------------------------------------

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share from continuing operations.

=============================================================
EARNINGS PER SHARE
(Amounts in millions, except per         THREE MONTHS ENDED
share amounts)                               MARCH 31,
=============================================================
                                          2000       1999
                                        ---------------------
NUMERATORS
  Income from continuing operations      $   24.2   $  18.8
                                        =====================
DENOMINATORS
  Weighted average common shares -
  basic calculation .............            68.2      71.7

  Effect of dilutive securities:
  Employee compensation-related shares        1.2       3.0
                                        ---------------------

  Weighted average common shares -
  diluted calculation............            69.4      74.7
                                        =====================

BASIC EARNINGS PER SHARE - CONTINUING
  OPERATIONS.....................        $   0.35   $  0.26
                                        =====================

DILUTED EARNINGS PER SHARE -
  CONTINUING OPERATIONS..........        $   0.35   $  0.25
=============================================================

--------------------------------------------------------------------------------
11. COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

The tables below present the pre-tax, tax and after-tax components of the Company's other comprehensive income (loss) for the three months ended March 31, 2000 and 1999:

=============================================================
THREE MONTHS ENDED                                  After-
MARCH 31, 2000               Pre-tax      Tax         Tax
(Dollars in millions)        Amount     Benefit     Amount
=============================================================
Unrealized gains (losses)
  on security.............    $ (5.9)    $  2.1      $ (3.8)
Reclassification
  adjustment for gains
  realized in net income..      (2.8)       1.0        (1.8)
                            ---------------------------------
Net unrealized gains......      (8.7)       3.1        (5.6)
Foreign currency
  translation adjustments.     (12.6)      --         (12.6)
                            ---------------------------------
Other comprehensive loss..    $(21.3)      $3.1     $ (18.2)
=============================================================

=============================================================
Three Months Ended                        Tax       After-
March 31, 1999               Pre-tax   (Expense)      Tax
(Dollars in millions)        Amount     Benefit     Amount
=============================================================
Unrealized gains (losses)
  on security.............    $ 15.1    $  (5.3)    $   9.8
Reclassification
  adjustment for gains
  realized in net income..      (2.6)       0.9        (1.7)
                            ---------------------------------
Net unrealized gains......      12.5       (4.4)        8.1
Foreign currency
  translation adjustments.     (15.1)      --         (15.1)
                            ---------------------------------
Other comprehensive loss..    $ (2.6)   $  (4.4)     $ (7.0)
=============================================================

The table below presents the components of Grace's accumulated other comprehensive income (loss) at March 31, 2000 and December 31, 1999:

=============================================================
COMPONENTS OF ACCUMULATED
OTHER COMPREHENSIVE INCOME
(LOSS)                            MARCH 31,    December 31,
(Dollars in millions)                2000          1999
=============================================================
Foreign currency translation
  adjustments .................    $(118.7)     $(106.1)
Net unrealized gains on
  investments .................       12.4         18.0
Minimum pension liability
  adjustments .................       (7.8)        (7.8)
                                 ----------------------------
Total accumulated other
  comprehensive loss...........    $(114.1)     $ (95.9)
=============================================================

--------------------------------------------------------------------------------
12. COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

ASBESTOS

In the first quarter of 2000, class action lawsuits were filed against the Company on behalf of all owners of homes containing Zonolite(R) attic fill insulation, a product previously sold by Grace that is alleged to contain trace amounts of asbestos. These actions seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. While Grace has not completed its investigation of the claims described in these lawsuits, and therefore is not able to assess the extent of any possible liability related to these matters, it believes that this product is safe for its intended purpose and poses little or no threat to human health.

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

In the other matter, the IRS has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1995 related to CCHP, Inc., a subsidiary of Grace that formerly held Grace's interest in Cross County Staffing. The assessments were made in connection with a meal and incidental expense per diem plan for travelling nurses. In July of 1999, Grace sold the business and assets of CCHP but retained the potential tax liability. The matter is currently in the U.S. Court of Claims, where both CCHP and the Department of Justice are conducting discovery.

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


--------------------------------------------------------------------------------
13. BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

The table below presents information related to Grace's business segments for the three months ended March 31, 2000 and 1999.

=============================================================
BUSINESS SEGMENT DATA                  THREE MONTHS ENDED
(Dollars in millions)                       MARCH 31,
=============================================================
                                        2000         1999
                                     ------------------------
NET SALES
Davison Chemicals..................  $   185.7    $   171.9
Performance Chemicals..............      179.2        173.5
                                     ------------------------

TOTAL..............................  $   364.9    $   345.4
                                     ========================

PRE-TAX OPERATING INCOME

Davison Chemicals..................  $    32.9    $    21.7
Performance Chemicals..............       19.1         16.8
                                     ------------------------

TOTAL..............................   $   52.0    $    38.5
=============================================================

The table below presents information related to the geographic areas in which Grace operated for the three months ended March 31, 2000 and 1999.

=============================================================
 GEOGRAPHIC AREA DATA                  THREE MONTHS ENDED
(Dollars in millions)                       MARCH 31,
=============================================================
                                        2000         1999
                                     ------------------------
NET SALES
  United States....................  $   186.7    $    166.8
  Canada and Puerto Rico...........        7.8           6.3
  Germany..........................       64.7          69.4
  Europe, other than Germany.......       34.5          36.3
  Asia Pacific.....................       46.0          47.1
  Latin America....................       25.2          19.5
                                     ------------------------
TOTAL..............................   $  364.9    $    345.4
=============================================================

The pre-tax operating income for Grace's business segments for the three months ended March 31, 2000 and 1999 is reconciled below to amounts presented in the accompanying Consolidated Statement of Operations.

=============================================================
RECONCILIATION OF BUSINESS
SEGMENT DATA TO FINANCIAL
STATEMENTS                             THREE MONTHS ENDED
(Dollars in millions)                       MARCH 31,
=============================================================
                                        2000         1999
                                     ------------------------

Pre-tax operating income -
  business segments................  $    52.0    $    38.5
Interest expense and related
  financing costs..................       (5.3)        (3.3)
Interest income....................        2.3          0.6
Corporate operating costs..........      (12.2)       (13.0)
Other, net.........................        1.0          6.6
                                     ------------------------
Income from continuing operations
  before income taxes..............   $   37.8    $    29.4
=============================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

--------------------------------------------------------------------------------
CONTINUING OPERATIONS
--------------------------------------------------------------------------------

Grace is engaged in specialty chemicals and specialty materials businesses on a global basis. The principal business segments are Davison Chemicals, which produces catalysts and silica products, and Performance Chemicals, which produces construction chemicals, building materials and container products. Set forth below is a chart that lists key operating statistics and percentage changes for the three months ended March 31, 2000 and 1999, which should be referenced when reading management's discussion and analysis of the results of continuing operations. The chart below, as well as the financial information presented throughout this discussion, divides Grace's financial results between "core operations" and "noncore activities." Core operations comprise the financial results of Davison Chemicals, Performance Chemicals and the costs of corporate activities that directly or indirectly support business operations. In contrast, noncore activities comprise all other events and transactions that are not directly related to the generation of customer revenue or the support of core operations. The Company's financial strategy is to maximize returns and cash flows from core operations to fund business growth and to provide resources to satisfy its obligations that remain from past businesses, products and events.


====================================================================================================================================
ANALYSIS OF CONTINUING OPERATIONS                                                           THREE MONTHS ENDED        % Change Fav
 (Dollars in millions)                                                                           MARCH 31,               (Unfav)
====================================================================================================================================
                                                                                            2000           1999
                                                                                       -------------- ---------------
NET SALES
    DAVISON CHEMICALS
    Refining catalysts..........................................................           $105.7        $ 94.5           11.9%
    Chemical catalysts..........................................................             28.8          26.4            9.1%
    Silica products.............................................................             51.2          51.0            0.4%
                                                                                       ---------------------------------------------
  TOTAL DAVISON CHEMICALS.......................................................            185.7         171.9            8.0%
                                                                                       ---------------------------------------------
    PERFORMANCE CHEMICALS
    Construction chemicals......................................................             70.9          64.9            9.2%
    Building materials..........................................................             52.9          49.5            6.9%
    Container products..........................................................             55.4          59.1           (6.3%)
                                                                                       ---------------------------------------------
  TOTAL PERFORMANCE CHEMICALS...................................................            179.2         173.5            3.3%
                                                                                       ---------------------------------------------
TOTAL GRACE SALES - CORE OPERATIONS.............................................           $364.9        $345.4            5.6%
====================================================================================================================================

    Davison Chemicals...........................................................           $ 32.9        $ 21.7           51.6%
    Performance Chemicals.......................................................             19.1          16.8           13.7%
    Corporate operating costs...................................................            (12.2)        (13.0)           6.2%
                                                                                       ---------------------------------------------
PRE-TAX INCOME FROM CORE OPERATIONS.............................................             39.8          25.5           56.1%
                                                                                       ---------------------------------------------
PRE-TAX INCOME FROM NONCORE ACTIVITIES..........................................              1.0           6.6          (84.8%)
Interest expense................................................................             (5.3)         (3.3)         (60.6%)
Interest income.................................................................              2.3           0.6            NM
                                                                                       ---------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES...........................             37.8          29.4           28.6%
(Provision for) income taxes....................................................            (13.6)        (10.6)         (28.3%)
                                                                                       ---------------------------------------------
INCOME FROM CONTINUING OPERATIONS...............................................           $ 24.2        $ 18.8           28.7%
====================================================================================================================================
KEY FINANCIAL MEASURES:

   Pre-tax income from core operations as a percentage of sales.................             10.9%          7.4%           3.5 pts.
   Pre-tax income from core operations before depreciation and amortization.....            $62.0        $ 48.1           28.9%
       As a percentage of sales.................................................             17.0%         13.9%           3.1 pts.
====================================================================================================================================
NET SALES BY REGION:
North America...................................................................           $194.5        $173.1           12.4%
Europe..........................................................................             99.2         105.7           (6.1%)
Asia Pacific....................................................................             46.0          47.1           (2.3%)
Latin America...................................................................             25.2          19.5           29.2%
                                                                                       ---------------------------------------------
TOTAL NET SALES.................................................................           $364.9        $345.4            5.6%
====================================================================================================================================
   NM = Not meaningful.


NET SALES

The following table identifies the quarter-over-quarter increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation.

================================================================
                       THREE MONTHS ENDED MARCH 31, 2000 AS A
NET SALES            PERCENTAGE INCREASE (DECREASE) FROM THREE
VARIANCE ANALYSIS           MONTHS ENDED MARCH 31, 1999
================================================================
                      VOLUME   PRICE/MIX   TRANSLATION   TOTAL
                     -------------------------------------------
Davison Chemicals..     7.9%      5.0%        (4.9%)     8.0%
Performance
  Chemicals .......     4.6%      0.1%        (1.4%)     3.3%
Net sales..........     6.2%      2.5%        (3.1%)     5.6%
----------------------------------------------------------------
By Region:
  North America....     7.7%      4.4%         0.3%     12.4%
  Europe...........     3.8%      1.4%       (11.3%)    (6.1%)
  Asia Pacific.....    (5.3%)     0.2%         2.8%     (2.3%)
  Latin America....    33.3%     (1.0%)       (3.1%)    29.2%
----------------------------------------------------------------

Grace's net sales increased 5.6% to $364.9 million in the first quarter of 2000 compared to the same period in 1999. Substantially all of this increase can be attributed to volume as the 2.5% increase in price/mix was offset by the negative translation impacts of sales denominated in foreign currencies that had weakened against the U.S. dollar. The negative foreign currency impact was experienced principally in Europe where sales were negatively impacted 11.3%

In the first quarter of 2000, all product groups, except for container products, experienced volume growth. The most significant volume increase was experienced in refining catalysts. North American and Latin American volumes were strong and were supplemented by the acquisition of Crosfield Group's hydroprocessing catalyst business. Construction chemicals also experienced strong volume growth, driven primarily by the continued penetration of high performance products and the addition of sales from the Polchem acquisition in Chile.

PRE-TAX INCOME FROM CORE OPERATIONS

Pre-tax operating income improved in each business segment for the first quarter of 2000 compared to the respective period of 1999. Pre-tax income from core operations was $39.8 million for the first quarter of 2000, compared to $25.5 million for the first quarter 1999, a 56.1% increase quarter-over-quarter.

Operating income of Davison Chemicals for the first quarter of 2000 was $32.9 million, up 51.6% versus 1999, and its operating margin of 17.7% was 5.1 percentage points better than the prior year. Operating income of Performance Chemicals for the first quarter of 2000 was $19.1 million, up 13.7% from 1999 with an operating margin of 10.7%, up 1.0 percentage points from 1999. These improvements are due to both sales and productivity improvement.

The following table identifies the percentage improvement in the cost per dollar of sales for each business segment and Grace's core operations in total. The index is calculated using 1998 as the base year and carving out selling price changes, currency movement and cost inflation in every year since the base year. The resulting change in cost per dollar of sales is Grace's productivity measure. Changes in product volume and mix remain in the productivity equation.

=============================================================
                                   THREE MONTHS ENDED
PRODUCTIVITY INDEX                      MARCH 31,
=============================================================
                               2000       1999       1998
                             --------------------------------

COST PER $ OF SALES ON A
CONSTANT $ BASIS WITH
1998 AS BASE YEAR:

Davison Chemicals .........     $0.807     $0.841     $0.879
Performance Chemicals......      0.872      0.909      0.949
Corporate operating costs..      0.033      0.039      0.041
-------------------------------------------------------------
Total core operations......     $0.871     $0.912      0.954
-------------------------------------------------------------
PERCENTAGE IMPROVEMENT
 FROM PRIOR YEAR                 4.5%       4.4%      --
=============================================================

As reflected in the table above, on a constant dollar basis with 1998, Grace produced a 4.5% reduction in unit costs during the first quarter of 2000, consistent with the 4.4% reduction achieved in the first quarter 1999. Most of the first quarter of 2000 improvement was attributable to improvements in manufacturing processes and infrastructure integration.

Corporate operating costs include expenses incurred by corporate headquarters functions in support of core operations. During 1999, many of these functions were relocated from Boca Raton, Florida to the Davison Chemicals Headquarters in Columbia, Maryland. As such, the annual 1999 cost structure included incremental relocation costs, employee separation costs and duplicative salaries that occurred during the transition. These expenses should not reoccur in 2000. Corporate operating costs in the first quarter of 2000 were $12.2 million, compared to $13.0 million in first quarter 1999, a 6.2% reduction.

PRE-TAX INCOME FROM NONCORE ACTIVITIES

Income from noncore activities totaled $1.0 million for the first quarter of 2000 compared to $6.6 million for the same period of 1999. In the first quarter of 2000 income from noncore activities includes accruals for environmental contingencies related to the Company's former operations in Libby, Montana. The first quarter 1999 income from noncore activities included $4.4 million gain from the sale of a corporate aircraft. Other significant items included in noncore activities, such as gains from the sales of marketable securities and pension credits, are consistent with the first quarter of 1999.

INTEREST AND INCOME TAXES

Net interest expense for the first quarter of 2000 was $3.0 million, an increase of $0.3 million, or 11.1%, over the first quarter of 1999. This increase is attributable to an increased average debt level on Grace's revolving credit facilities during the first quarter of 2000 of approximately $90 million. This increased average debt level was used to fund the share repurchase program, business acquisitions and working capital requirements.

The Company's effective tax rate was 36.0% for the first quarter of 2000 and 1999.

DAVISON CHEMICALS

Recent Acquisition

On January 31, 2000 Grace acquired Crosfield Group's hydroprocessing catalyst business from Imperial Chemical Industries PLC. This acquisition has been accounted for as a purchase business combination, and accordingly, the results of operations of the acquired business has been included in the consolidated statement of operations from the date of acquisition. This business had $4.6 million of sales in the first quarter of 2000.

Sales

Davison Chemicals is a leading global supplier of catalysts and silica products. Refining catalysts, which represent approximately 29% of the first quarter of 2000 total Grace sales (27% - first quarter 1999), include fluid cracking catalysts (FCCs) used by petroleum refiners to convert distilled crude oil into transportation fuels and other petroleum-based products, hydroprocessing catalysts which upgrade heavy oils and remove certain impurities, and chemical additives for treatment of feedstock impurities. Chemical catalysts, which represent 8% of the first quarter of 2000 and 1999 total Grace sales, include polyolefin catalysts which are essential components in the manufacturing of polyethylene resins used in products such as plastic film, high performance plastic pipe and plastic household containers. Silica products, which represent 14% of the first quarter of 2000 total Grace sales (15% - first quarter 1999), are used in a wide variety of industrial and consumer applications such as coatings, food processing, plastics, adsorbents and personal care products.

In the first quarter of 2000, refining catalysts sales were $105.7 million, an increase of 11.9% compared to the same period in 1999. Excluding the acquisition discussed above, refining catalysts sales were $101.1 million, or a 7.0% increase over first quarter 1999. This increase is primarily a result of volume gains experienced in North America and Latin America. These volume gains are primarily due to continued improvement in gasoline demand over last year, as well as positive market dynamics.

Chemical catalysts sales increased 9.1% to $28.8 million in the first quarter of 2000 reflecting favorable product mix in polyolefin catalysts.

Silica products sales for the first quarter of 2000 were relatively flat as compared to the same period of 1999 as volume gains were offset by negative translation impact. Excluding the negative impacts of currency translations, sales were up 7.3%. This negative translation effect is primarily due to the fact that a significant portion of this business is based in Europe.

Operating Earnings

Pre-tax operating income of $32.9 million was 51.6% better than first quarter 1999. Operating margins improved 5.1 percentage points to 17.7%, as a result of sales increases coupled with raw material cost reductions and manufacturing efficiencies derived from Grace's productivity improvement program.

PERFORMANCE CHEMICALS

Recent Acquisitions

In December 1999, Grace acquired Sociedad Petreis S.A.'s "Polchem" concrete admixture and construction chemicals business from Cemento Polpaico S.A. Chile, an affiliate of Holderbank of Switzerland. For the first quarter of 2000, this business had sales of $1.5 million. In March 2000, Grace acquired International Protective Coatings Corp. These acquisitions have been accounted for as a purchase business combination, and accordingly, the results of operations of the acquired businesses have been included in the consolidated statement of operations from the date of acquisition.

Sales

Performance Chemicals was formed in 1999 by combining the previously separate business segments of Grace Construction Products and Darex Container Products. These businesses were consolidated under one management team to capitalize on infrastructure synergies from co-location of headquarters and production facilities around the world. The major product groups of this business segment include specialty construction chemicals and specialty building materials used primarily by the nonresidential construction industry; and container sealants and coatings for food and beverage packaging, and other related products. Construction chemicals, which represent 19% of the first quarter of 2000 and 1999 total Grace sales add strength, control corrosion, and enhance the handling and application of concrete. Building materials, which represent 15% of the first quarter of 2000 total Grace sales (14% - first quarter 1999), prevent water damage to structures and protect structural steel against collapse due to fire. Container products, which represent 15% of the first quarter of 2000 total Grace sales (17% - first quarter 1999), seal beverage and food cans, and glass and plastic bottles, and protect metal packaging from corrosion and the contents from the influences of metal.

In the first quarter of 2000, sales of construction chemicals were $70.9 million, an increase of 9.2% over the same period in 1999. Excluding the "Polchem" acquisition discussed above, sales of construction chemicals were $69.4 million, or a 6.9% increase over first quarter 1999. This increase was driven by volume growth across all regions as price/mix and exchange had little impact on this business during the first quarter of 2000.

Sales of building materials increased 6.9% to $52.9 million compared to first quarter 1999, primarily reflecting increases in North American volume. Volume increases in Europe were largely offset by the negative impact of currency translation.

Sales of container products declined 6.3% to $55.4 million in the first quarter of 2000. This decline is attributable to both volume decreases primarily in Latin America and Asia Pacific and negative currency translation impact. Excluding the negative impacts of currency translations, sales were down 2.9% compared to first quarter 1999.

Operating Earnings

Pre-tax operating income increased 13.7% to $19.1 million in the first quarter of 2000. This increase was driven by sales increases, value-added product penetration and substitution, manufacturing cost reductions, and consolidation of infrastructure.

--------------------------------------------------------------------------------
DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

CROSS COUNTRY STAFFING

In July 1999, the Company completed the sale of substantially all of its interest in Cross Country Staffing (CCS), a provider of temporary nursing and other healthcare services. The operations of CCS during the first quarter 1999 are included in "Income from discontinued operations, net of tax" in the Consolidated Statement of Operations.

--------------------------------------------------------------------------------
FINANCIAL CONDITION
--------------------------------------------------------------------------------

The charts below are intended to enhance the readers' understanding of the Company's overall financial position by separately showing assets, liabilities and cash flows related to core operations from those related to noncore activities. The Company's management structure and activities are tailored to the separate focus and accountability of core operations and noncore activities.

=============================================================
CORE OPERATIONS
(Dollars in millions)
---------------------------------
CAPITAL INVESTED IN CORE           MARCH 31,   December 31,
OPERATIONS                            2000         1999
=============================================================
BOOK VALUE OF INVESTED CAPITAL
Receivables ......................  $  180.6   $  181.9
Inventory ........................     135.4      128.2
Properties and equipment, net ....     605.4      611.2
Intangible assets and other.......     377.7      345.9

                                   --------------------------
ASSETS SUPPORTING CORE OPERATIONS.   1,299.1    1,267.2
Accounts payable and accruals.....    (317.3)    (358.1)
                                   --------------------------
CAPITAL INVESTED IN CORE            $  981.8   $  909.1
     OPERATIONS...................
After-tax return on average
     invested capital (trailing        13.1%       12.5%
     four quarters)...............
                                  ==========================

=============================================================
                                      THREE MONTHS ENDED
NET CASH FLOW FROM CORE                    MARCH 31,
OPERATIONS                         --------------------------
                                      2000       1999
=============================================================
CASH FLOWS:

Pre-tax operating income .........   $  39.8      $25.5
Depreciation and amortization ....      22.2       22.6
                                   --------------------------
PRE-TAX EARNINGS BEFORE
DEPRECIATION AND AMORTIZATION ....      62.0       48.1
Capital expenditures .............     (12.5)     (17.0)
Businesses acquired ..............     (25.0)      (0.5)
Working capital and other changes      (57.9)     (11.0)
                                   --------------------------
NET CASH FLOW FROM CORE
OPERATIONS .......................   $ (33.4)     $19.6
=============================================================

The Company has a net asset position supporting its core operations of $981.8 million at March 31, 2000 compared to $909.1 million at December 31, 1999 including the cumulative translation account reflected in Shareholders' Equity of $118.7 million at March 31, 2000 and $106.1 million at December 31, 1999. Weighted average capital over the past four quarters was $939.4 million. The change in the net asset position is primarily due to increased foreign currency translation adjustments, an increase in net assets due to business acquisitions and a reduction in core liabilities due to payments made in the first quarter of 2000 including the payment of accruals that had built up over the course of the prior fiscal year for items such as bonuses, customer rebates and taxes. After-tax return on capital invested in core operations (calculated based on a trailing four quarters) increased 0.6 percentage points.

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

=============================================================
NONCORE ACTIVITIES
(Dollars in millions)              MARCH 31,   December 31,
---------------------------------
NET NONCORE LIABILITY
=============================================================

BOOK VALUE OF ASSETS AVAILABLE TO
FUND NONCORE OBLIGATIONS:
Cash and other financial assets ..   $ 375.7   $  345.8
Properties and investments .......       8.6        8.8
Asbestos-related insurance
receivable .......................     347.4      371.4
Tax assets, net...................     356.0      363.8

-------------------------------------------------------------
ASSETS AVAILABLE TO FUND NONCORE
   OBLIGATIONS(1).................   1,087.7    1,089.8
-------------------------------------------------------------
Noncore liabilities:
Asbestos-related litigation.......  (1,045.8)  (1,084.0)
Environmental remediation.........    (205.8)    (215.5)
Postretirement benefits...........    (198.9)    (201.4)
Retained obligations and other....     (90.5)     (99.1)
-------------------------------------------------------------
TOTAL NONCORE LIABILITIES.........  (1,541.0)  (1,600.0)
-------------------------------------------------------------
NET NONCORE LIABILITY............. $  (453.3)  $ (510.2)
=============================================================

NET CASH FLOW FROM NONCORE            THREE MONTHS ENDED
     ACTIVITIES                            MARCH 31,
                                   --------------------------
                                       2000       1999
=============================================================

Pre-tax income from noncore
     activities................... $     1.0    $   6.6
Proceeds from noncore asset sales       --         20.4
Other changes.....................       6.4       (1.4)
Cash spending for:
  Asbestos-related litigation,
     net of insurance recovery....     (14.1)     (12.5)
  Environmental remediation.......     (13.9)      (9.7)
  Postretirement benefits.........      (5.1)      (4.6)
  Retained obligations and other..      (5.5)     (25.8)
-------------------------------------------------------------
NET CASH FLOW FOR NONCORE
     ACTIVITIES .................. $   (31.2)    $(27.0)
=============================================================
1 The Company also had committed, unused credit facilities of $252 million at March 31, 2000 and $410 million at December 31, 1999.

The table above displays the book value of Grace's noncore liabilities and the assets available to fund those liabilities at March 31, 2000 and December 31, 1999. Each liability has different characteristics, risks and expected liquidation profile. Taken together, these liabilities represent $1,541.0 million of Grace's total liabilities as reflected on its balance sheet at March 31, 2000. Assets available to fund noncore liabilities consist of cash and cash equivalents, net cash value of life insurance where Grace is the beneficiary, property and investments not used in core operations, insurance coverage for asbestos-related litigation and net tax assets related to noncore liabilities. These assets, which in the aggregate total $1,087.7 million at March 31, 2000, are not required to support base core operating activities and, thus, are available to fund noncore liabilities.

ASBESTOS-RELATED MATTERS

Grace is a defendant in lawsuits relating to previously sold asbestos-containing products. In the first quarter of 2000, Grace paid $14.1 million for the defense and disposition of asbestos-related property damage and bodily injury litigation, net of amounts received under settlements with insurance carriers. The amount of spending in the first quarter of 2000 is consistent with Grace's expectation that spending throughout 2000 will be higher than 1999 due to the timing and adjudication of certain cases.

At March 31, 2000 Grace's balance sheet reflects a net liability after insurance and after recorded tax benefits of $446.5 million, which represents management's best estimate (in conformity with generally accepted accounting principles) of the undiscounted net cash outflows in satisfaction of Grace's current and expected asbestos-related litigation. The net present value of such net liability (based on cash flow projections that are inherently imprecise but represent management's best current estimate) is approximately $340 million (discounted at 5.2% - estimated after-tax investment rate) at March 31, 2000.

The Consolidated Balance Sheet at March 31, 2000 includes total amounts due from insurance carriers of $347.4 million pursuant to settlement agreements with insurance carriers and net tax assets of $252.0 million related to future net tax deductions for asbestos-related matters.

See Note 2 to the Consolidated Financial Statements for further information concerning asbestos related lawsuits and claims.

ENVIRONMENTAL MATTERS

Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace made cash payments to remediate environmentally impaired sites during the first quarter of 2000 and 1999 of $13.9 million and $9.7 million, respectively. These amounts have been charged against previously established reserves. At March 31, 2000, Grace's liability for environmental investigatory and remediation costs related to continuing and discontinued operations totaled $205.8 million, as compared to $215.5 million at December 31, 1999. In the first quarter of 2000 cash payments were higher than the first quarter 1999 due to a settlement for a particular site. Grace continues to expect pre-tax cash outlays for remediation costs to average between $38 and $43 million for 2000.

Grace is in litigation with two excess insurance carriers regarding the applicability of the carriers' policies to environmental remediation costs. The outcome of such litigation, as well as the amounts of any recoveries that Grace may receive, is presently uncertain. Accordingly, Grace has not recorded a receivable with respect to such insurance coverage.

See Note 12 to the Consolidated Financial Statements for further information concerning environmental matters.

POSTRETIREMENT BENEFITS

Grace provides certain postretirement health care and life insurance benefits for retired employees, a large majority of which pertains to retirees of previously divested businesses. These plans are unfunded, and Grace pays the costs of benefits under these plans as they are incurred.

Spending under this program during the first quarter of 2000 was $5.1 million. This amount is consistent with expected spending of approximately $20 million for the year ended December 31, 2000. Grace's recorded liability of $198.9 million at March 31, 2000 is stated at net present value discounted at 8%.

RETAINED OBLIGATIONS OF DIVESTED BUSINESSES

The principal retained obligations of divested businesses relate to contractual indemnification and to contingent liabilities not passed on to the new owner. At March 31, 2000, Grace had recorded $90.5 million to satisfy such obligations. Of this total, $14.0 million will be paid over periods ranging from 2 to 10 years. The remainder represents estimates of probable cost to satisfy specific contingencies expected to be paid within one year.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Cash flows from core operations during the first quarter of 2000 was an outflow of $33.4 million compared to an inflow in first quarter 1999 of $19.6 million. This reduction in cash flows from core operations was primarily attributable to working capital comparisons, which in the first quarter of 1999 were favorably impacted by sales of receivables, and income taxes paid related to core operations.

The net cash flow of noncore activities was $(31.2) million in the first quarter of 2000 compared to $(27.0) million in first quarter 1999. As mentioned previously, asbestos related spending and environmental spending were higher in the first quarter of 2000 than first quarter 1999. The timing of these expenditures is impacted in part by Grace's legal and cash management strategies. Postretirement benefit payments were consistent with the prior year as these payments are based on comparable year-over-year benefit programs. In the first quarter of 2000, the payments for retained obligations of divested businesses and other were favorable by $20.3 million compared to first quarter 1999. This is primarily attributable to the fact that Grace made a significant tax payment in first quarter 1999 related to a noncore activity. Net cash flow of noncore activities in first quarter 1999 included the $20.4 million of proceeds from sale of the corporate aircraft.

The final disbursement under Grace's long-term incentive compensation program was made in the first quarter of 2000. This payment of $2.4 million is classified as an operating activity on the Consolidated Statement of Cash Flows.

Cash flows used for investing activities during the first quarter of 2000 were $48.8 million, compared to $0.3 million during first quarter 1999. Net cash outflow during the first quarter of 2000 was impacted by capital expenditures, $25.0 million used for business acquisitions, and $11.7 million net investment in life insurance policies. Total capital expenditures during the first quarter of 2000 and 1999 were $12.5 million and $17.0 million, respectively, substantially all of which was directed toward its business segments. Net cash outflow during first quarter 1999 was impacted by capital expenditures and $3.2 million net investment in life insurance policies partially offset by proceeds from disposals of assets of $20.4 million.

Net cash provided by financing activities during the first quarter of 2000 was $110.3 million, principally representing $158.7 million in net borrowings against the Company's credit facility partially offset by $24.7 million repayment of long term debt and $25.4 million used to purchase shares of the Company's stock. The net borrowing against the credit facility was used primarily to fund the share repurchases, business acquisitions and working capital requirements. Cash used for financing activities during first quarter 1999 was $2.9 million, principally representing $22.3 million in net borrowings against the Company's credit facility offset by $26.0 million used to purchase shares of the Company's stock.

At March 31, 2000, Grace had committed borrowing facilities totaling $500.0 million, consisting of $250.0 million expiring in May 2000 and $250.0 million under a long-term facility expiring in May 2003. The facility that expired in May 2000 was renewed for an additional 364-day term. These facilities support the issuance of commercial paper and bank borrowings, of which $248.0 million was outstanding at March 31, 2000. The aggregate amount of net unused and unreserved borrowings under short-term and long-term facilities at March 31, 2000 was $252.0 million. Total debt was $270.2 million at March 31, 2000, an increase of $134.0 million from December 31, 1999.

Grace is the beneficiary of life insurance policies on current and former employees with net cash surrender value of $95.2 million at March 31, 2000, comprised of $441.3 million in policy gross cash value offset by $346.1 million of principal and accrued interest on policy loans. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flows (primarily tax-free) over the next 40-plus years.

The Company intends to utilize policy cash flows, which are actuarially projected to range from $15 million to $50 million annually over the policy terms, to fund (partially or fully) noncore liabilities and to earmark gross policy cash value as a source of funding for noncore obligations. The Company also intends to explore structuring options for the policies and policy loans to enhance returns on assets, to reduce policy expenses and to better match policy cash flows with payments of noncore liabilities.

In April 1998, the Company's Board of Directors approved a program to repurchase up to 20% of the Company's outstanding shares in the open market (approximately 15,165,000 shares). Through March 31, 2000, the Company had acquired 14,400,400 shares of common stock for $202.9 million under the program (an average price per share of $14.09). During the first quarter of 2000, the Company acquired 2,295,100 shares for $25.4 million (an average price per share of $11.08).

Grace believes that its current cash position together with cash flow generated from core operations, assets available to fund noncore obligations and committed borrowing facilities will be sufficient to meet its cash requirements and fund business growth for the foreseeable future.

--------------------------------------------------------------------------------
YEAR 2000 COMPUTER SYSTEMS COMPLIANCE
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." This statement defers the effective date of SFAS 133 for one year. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Based on analysis to date, it is not expected that adoption of this statement will have a material effect on the Company's financial statements.

--------------------------------------------------------------------------------
FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Grace had no outstanding interest rate swap agreements on March 31, 2000. For further information concerning Grace's quantitative and qualitative disclosures about market risk, refer to Note 11 in the Consolidated Financial Statements in the 1999 Form 10-K.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

     (a) Note 2 to the interim consolidated financial statements in Part I of this Report is incorporated herein by reference.

     (b) Reference is made to the section entitled "Asbestos Litigation" in Item 3 of the Company's 1999 10-K for information concerning the lawsuit Lindholm v. W. R. Grace & Co. Since this action was filed, additional lawsuits have been filed as class actions against the Company asserting similar claims and seeking similar damages to those described in the Lindholm case.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

     (a) Exhibits. The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q.

         15.   Accountants' Awareness Letter

         27.1  Financial Data Schedule.

     (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the first quarter and to date during the second quarter of 2000.

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

                                                  W. R. GRACE & CO.
                                                  -----------------
                                                    (Registrant)

Date: May 11, 2000                                By /s/ Robert M. Tarola
                                                     --------------------
                                                         Robert M. Tarola
                                                      Chief Financial Officer
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------

     15.          Accountants' Awareness Letter

     27.1         Financial Data Schedule.