Form 10-Q
period 2000-06-30
W R GRACE & CO
filed 2000-08-15
CIK 1045309

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                           Yes  X            No
                               ---              ---

67,057,644 shares of Common Stock, $.01 par value, were outstanding at July 28, 2000.


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

              Consolidated Statement of Cash Flows                                                I - 3

              Consolidated Balance Sheet                                                          I - 4

              Consolidated Statement of Shareholders' Equity                                      I - 5

              Consolidated Statement of Comprehensive Income (Loss)                               I - 5

              Notes to Consolidated Financial Statements                                     I - 6 to I - 16

Item 2.       Management's Discussion and Analysis of Results of Operations and
              Financial Condition                                                           I - 16 to I - 21

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                         I - 22


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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of
Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of June 30, 2000, and the related consolidated statements of operations, of comprehensive income, and of shareholders' equity for each of the three-month and six-month periods ended June 30, 2000 and June 30, 1999 and the consolidated statement of cash flows for the six-month periods ended June 30, 2000 and June 30, 1999. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 1, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/S/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Baltimore, Maryland
August 14, 2000

===============================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)                               JUNE 30,                           JUNE 30,
-------------------------------------------------------------------------------------------------------------------------------
Amounts in millions, except per share amounts                          2000              1999           2000           1999
                                                                 --------------------------------------------------------------
Net sales...............................................              $ 384.6           $ 373.0         $ 749.5      $ 718.4
Other income............................................                 15.8               6.9            26.0         15.9
                                                                 --------------------------------------------------------------
                                                                        400.4             379.9           775.5        734.3
                                                                 --------------------------------------------------------------

Cost of goods sold, exclusive of depreciation and
    amortization shown separately below.................                221.0             214.1           433.9        422.4
Selling, general and administrative expenses............                 85.6              81.4           171.2        161.1
Research and development expenses ......................                 10.8              10.1            22.1         21.2
Depreciation and amortization ..........................                 22.1              22.2            44.3         44.8
Interest expense and related financing costs ...........                  6.9               4.6            12.2          7.9
                                                                 --------------------------------------------------------------
                                                                        346.4             332.4           683.7        657.4
                                                                 --------------------------------------------------------------

Income from continuing operations before income taxes...
                                                                         54.0              47.5            91.8         76.9


(Provision for) income taxes ...........................                (19.4)            (17.1)          (33.0)       (27.7)
                                                                 --------------------------------------------------------------

    INCOME FROM CONTINUING OPERATIONS...................                 34.6              30.4            58.8         49.2
Income from discontinued operations, net of tax
    (Three-month period - $2.0 benefit; Six-month
    period - $0.9 benefit)..............................                 --                (4.7)             --         (3.5)
                                                                 --------------------------------------------------------------

    NET INCOME .........................................              $  34.6           $  25.7         $  58.8      $  45.7
===============================================================================================================================

BASIC EARNINGS PER SHARE:
    Continuing operations ..............................              $  0.51           $  0.44         $  0.87      $  0.70
    Net income..........................................              $  0.51           $  0.37         $  0.87      $  0.65

Weighted average number of basic shares ................                 67.2              69.5            67.7         70.6

DILUTED EARNINGS PER SHARE:
    Continuing operations ..............................              $  0.50           $  0.42         $  0.85      $  0.67
    Net income .........................................              $  0.50           $  0.35         $  0.85      $  0.62

Weighted average number of diluted shares ..............                 68.6              73.0            69.0         73.9
===============================================================================================================================


              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

===============================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                                     SIX MONTHS ENDED
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)                                                           JUNE 30,
-------------------------------------------------------------------------------------------------------------------------------
Dollars in millions                                                                                 2000              1999
                                                                                              ---------------------------------
OPERATING ACTIVITIES
Income from continuing operations before income taxes ...................................       $    91.8         $    76.9
Reconciliation to net cash (used for) operating activities:
     Depreciation and amortization ......................................................            44.3              44.8
     Gain on disposal of assets..........................................................            (5.2)             (3.4)
     Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency exchange:
         Increase in notes and accounts receivable, net..................................           (14.2)            (12.6)
         Increase in inventories ........................................................            (3.5)             (5.7)
         Decrease in subordinated interest of accounts receivable sold ..................            --                38.4
         Decrease in accounts payable ...................................................            (5.6)            (12.0)
         Decrease in accrued liabilities ................................................           (12.6)            (10.7)
         Expenditures for asbestos-related litigation ...................................           (88.8)            (70.3)
         Proceeds from asbestos-related insurance .......................................            38.1              40.6
         Expenditures for environmental remediation .....................................           (15.9)            (12.5)
         Expenditures for postretirement benefits .......................................           (10.2)             (9.7)
         Other ..........................................................................           (12.7)             (6.1)
                                                                                              ---------------------------------
     NET PRE-TAX CASH PROVIDED BY OPERATING ACTIVITIES
     OF  CONTINUING OPERATIONS...........................................................             5.5              57.7
Net pre-tax cash used for retained obligations of discontinued operations................           (12.9)            (17.9)
                                                                                              ---------------------------------
     NET PRE-TAX CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES .......................            (7.4)             39.8
Income taxes paid, net of refunds .......................................................             7.4             (59.1)
                                                                                              ---------------------------------
     NET CASH (USED FOR) OPERATING ACTIVITIES ...........................................            --               (19.3)
                                                                                              ---------------------------------
INVESTING ACTIVITIES
Capital expenditures ....................................................................           (27.3)            (36.1)
Businesses acquired in purchase transactions, net of cash acquired ......................           (44.9)             (0.5)
Net investment in life insurance policies ...............................................           (19.3)             --
Proceeds from disposals of assets .......................................................             7.1              20.5
                                                                                              ---------------------------------
     NET CASH (USED FOR) INVESTING ACTIVITIES ...........................................           (84.4)            (16.1)
                                                                                              ---------------------------------
FINANCING ACTIVITIES
Borrowings under credit facilities, net of repayments ...................................           111.7              68.5
Repayment of long-term debt .............................................................           (24.7)             --
Exercise of stock options ...............................................................             5.1              17.6
Purchase of treasury stock ..............................................................           (35.1)            (56.6)
                                                                                              ---------------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................................            57.0              29.5
                                                                                              ---------------------------------

Effect of currency exchange rate changes on cash and cash equivalents ...................            (5.4)             (2.7)
                                                                                              ---------------------------------
      (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................................           (32.8)             (8.6)
Cash and cash equivalents, beginning of period ..........................................           199.8              65.3
                                                                                              ---------------------------------
Cash and cash equivalents, end of period ................................................       $   167.0         $    56.7
===============================================================================================================================

SUPPLEMENTAL NONCASH DISCLOSURE:
       Obligation related to intangible assets of acquired business                             $    19.6              --
===============================================================================================================================



              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

===========================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                          JUNE 30,        December 31,
CONSOLIDATED BALANCE SHEET (UNAUDITED)                                                        2000              1999
===========================================================================================================================
Amounts in millions, except par value and shares

ASSETS
CURRENT ASSETS
Cash and cash equivalents .......................................................         $   167.0          $   199.8
Notes and accounts receivable, net ..............................................             198.4              193.6
Inventories .....................................................................             136.2              128.2
Deferred income taxes ...........................................................             114.1              111.7
Asbestos-related insurance expected to be realized within one year ..............              68.5               75.2
Other current assets.............................................................              55.7               71.3
                                                                                          ---------------------------------
     TOTAL CURRENT ASSETS .......................................................             739.9              779.8

Properties and equipment, net of accumulated depreciation and
     amortization of $927.8 (1999 - $908.3) .....................................             619.4              617.3
Goodwill, less accumulated amortization of $7.5 (1999 - $7.2) ...................              33.4               25.4
Cash value of life insurance policies, net of policy loans.......................             106.0               81.6
Deferred income taxes ...........................................................             319.4              345.8
Asbestos-related insurance expected to be realized after one year................             265.1              296.2
Other assets ....................................................................             380.8              346.5
                                                                                          ---------------------------------
     TOTAL ASSETS ...............................................................         $ 2,464.0          $ 2,492.6
                                                                                          ---------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Short-term debt .................................................................         $    12.7          $    13.0
Accounts payable ................................................................             118.3              124.1
Income taxes payable ............................................................             136.7              118.7
Asbestos-related liability expected to be satisfied within one year..............             213.3              199.3
Other current liabilities .......................................................             253.8              286.3
                                                                                          ---------------------------------
     TOTAL CURRENT LIABILITIES ..................................................             734.8              741.4

Long-term debt ..................................................................             210.4              123.2
Deferred income taxes ...........................................................              10.9               20.5
Asbestos-related liability expected to be satisfied after one year ..............             791.9              884.7
Other liabilities ...............................................................             562.5              566.2
                                                                                          ---------------------------------
     TOTAL LIABILITIES ..........................................................           2,310.5            2,336.0
                                                                                          ---------------------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock issued, par value $.01; 300,000,000 shares authorized;
     outstanding: 2000 - 67,016,000 shares (1999 - 69,414,000) ..................               0.8                0.8
Paid in capital .................................................................             429.4              422.6
Accumulated deficit..............................................................             (22.4)             (81.2)
Deferred compensation trust .....................................................              (0.8)              (0.6)
Treasury stock, at cost:  9,690,290 common shares (1999 - 6,628,500) ............            (124.2)             (89.1)
Accumulated other comprehensive loss ............................................            (129.3)             (95.9)
                                                                                          ---------------------------------
     TOTAL SHAREHOLDERS' EQUITY .................................................             153.5              156.6
                                                                                          ---------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................................         $ 2,464.0          $ 2,492.6
===========================================================================================================================



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

                                  Common Stock     Retained                                     Accumulated
                                       and         Earnings        Deferred                        Other            TOTAL
                                     Paid in     (Accumulated    Compensation     Treasury     Comprehensive     SHAREHOLDERS'
Dollars in millions                  Capital       Deficit)          Trust         Stock       Income (Loss)        EQUITY
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, APRIL 1, 2000..........  $     426.0   $      (57.0)   $      (0.8)    $  (114.5)         $   (114.1)     $   139.6
Net income .....................         --             34.6            --           --                  --             34.6
Purchase of common stock .......         --             --              --           (9.7)               --             (9.7)
Shares issued under stock plans           4.2           --              --           --                  --              4.2
Other comprehensive loss........         --             --              --           --                 (15.2)         (15.2)
                                  ----------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000..........  $     430.2   $      (22.4)   $      (0.8)    $  (124.2)         $   (129.3)     $   153.5
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999......  $     423.4   $      (81.2)   $      (0.6)    $   (89.1)         $    (95.9)     $   156.6
Net income .....................         --             58.8           --            --                  --             58.8
Purchase of common stock .......         --             --             --           (35.1)               --            (35.1)
Shares issued under stock plans           6.8           --             (0.2)         --                  --              6.6
Other comprehensive loss........         --             --             --            --                 (33.4)         (33.4)
                                  ----------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000..........  $     430.2   $      (22.4)   $      (0.8)    $  (124.2)         $   (129.3)     $   153.5
================================================================================================================================

================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                THREE MONTHS                   SIX MONTHS
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)                     ENDED                         ENDED
                                                                                     JUNE 30,                      JUNE 30,
================================================================================================================================
Dollars in millions                                                                2000        1999        2000        1999
                                                                                 -----------------------------------------------
NET INCOME.....................................................................    $  34.6    $  25.7     $  58.8     $  45.7
                                                                                 -----------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments.......................................      (10.3)      (3.9)      (22.9)      (19.0)
Net unrealized (loss) gain on investment.......................................       (4.9)      (4.2)      (10.5)        3.9
                                                                                 -----------------------------------------------
Total other comprehensive (loss)...............................................      (15.2)      (8.1)      (33.4)      (15.1)
                                                                                 -----------------------------------------------
COMPREHENSIVE INCOME ..........................................................    $  19.4    $  17.6     $  25.4     $  30.6
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

The results of operations for the three and six-month interim periods ended June 30, 2000 are not necessarily indicative of the results of operations for the year ending December 31, 2000.

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


--------------------------------------------------------------------------------
2.       ASBESTOS-RELATED LITIGATION
--------------------------------------------------------------------------------

Grace is a defendant in property damage and bodily injury lawsuits relating to previously sold asbestos-containing products and expects that it will be named as a defendant in additional asbestos-related lawsuits in the future. Grace was a defendant in 53,049 asbestos-related lawsuits on June 30, 2000 (10 involving claims for property damage, four claims involving attic insulation, and the remainder involving 115,414 claims for bodily injury), as compared to 50,342 lawsuits on December 31, 1999 (11 involving claims for property damage and the remainder involving 105,670 claims for bodily injury).

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

Through June 30, 2000 Grace had been served with 370 property damage cases - 140 cases were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in seven cases for a total of $60.3 million; and 204 of these property damage cases were settled for a total of $629.2 million. Of the ten pending cases at June 30, 2000, two cases were settled and paid in July, 2000 bringing the total cases pending as of July 31, 2000 to eight.

=============================================================
PROPERTY DAMAGE CASE ACTIVITY
=============================================================
Cases pending, December 31, 1999 .............         11
New cases filed ..............................         --
Settlements ..................................         (1)
Dismissals ...................................         --
                                                  -----------
     Cases pending, June 30, 2000                      10*
=============================================================

* Two cases were settled and paid in July 2000, bringing the total cases pending to eight.

ATTIC INSULATION LITIGATION

From January 2000 through June 2000 Grace was served four class action lawsuits on behalf of owners of homes containing Zonolite attic fill insulation. These actions seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. While Grace has not completed its investigation of the claims described in these lawsuits, and therefore is not able to assess the extent of any possible liability related to these matters, it believes that this product is safe for its intended purpose and poses little or no threat to human health. In the second quarter 2000 Grace established a liability to cover its estimated defense costs for these cases.

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

Through June 30, 2000, approximately 15,000 asbestos bodily injury lawsuits involving approximately 33,300 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 50,900 lawsuits involving approximately 135,900 claims were disposed of (through settlement and judgments) for a total of $461.5 million.


=============================================================
BODILY INJURY CLAIM ACTIVITY
=============================================================
Claims pending, December 31, 1999 ............      105,670
New claims filed .............................       21,251
Settlements ..................................      (11,057)
Dismissals ...................................         (449)
Judgments ....................................           (1)
                                                  -----------
     Claims pending, June 30, 2000                  115,414
=============================================================


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

===========================================================
ESTIMATED LIABILITY FOR
ASBESTOS-RELATED LITIGATION      JUNE 30,    December 31,
(Dollars in millions)              2000          1999
-----------------------------------------------------------
Asbestos-related liability
  expected to be satisfied
  within one year.............. $    213.3  $       199.3
Asbestos-related liability
  expected to be satisfied
  after one year...............      791.9        884.7
                                ---------------------------
Total asbestos-related
  liability ...................  $ 1,005.2  $     1,084.0
===========================================================

The current portion of Grace's asbestos-related liability is based on management's estimate of indemnity payments and defense costs expected to be paid within one year.

ASBESTOS-RELATED INSURANCE

Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. Activity in Grace's notes receivable from insurance carriers and asbestos-related insurance receivable during the six months ended June 30, 2000 was as follows:

=============================================================
ESTIMATED INSURANCE RECOVERY ON
ASBESTOS-RELATED LIABILITIES
(Dollars in millions)
-------------------------------------------------------------

NOTES RECEIVABLE

Notes receivable from insurance carriers,
  beginning of year, net of discount of $0.8 ...   $   5.3
Proceeds received under asbestos-related
  insurance settlements ........................      (3.2)
Current year amortization of discount ..........       0.3
-------------------------------------------------------------
   Notes receivable from insurance carriers,
  end of quarter, net of discount of $0.5  .....       2.4
-------------------------------------------------------------

INSURANCE RECEIVABLE
Asbestos-related insurance receivable,
  beginning of  year ...........................     366.1
Proceeds received under asbestos-related
  insurance settlements ........................     (34.9)
-------------------------------------------------------------
   Asbestos-related insurance receivable, end        331.2
  of quarter ...................................
-------------------------------------------------------------
    Total amounts due from insurance carriers        333.6
    Expected to be realized within one year ....     (68.5)
-------------------------------------------------------------
    Expected to be realized after one year .....   $ 265.1
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

The asbestos-related insurance asset represents amounts expected to be received from carriers under settlement agreements for defense and disposition costs to be paid by Grace. Estimated insurance reimbursements relate directly to Grace's estimated liabilities for property damage and bodily injury cases and claims pending at June 30, 2000 and bodily injury claims expected to be filed in the future.

Grace's ultimate exposure with respect to its asbestos-related cases and claims partly depends on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlement and litigation costs. In Grace's opinion, it is probable that recoveries from its insurance carriers (including amounts reflected in the receivable discussed above), along with other funds, will be available to satisfy the property damage and bodily injury cases and claims pending at June 30, 2000, as well as bodily injury claims expected to be filed in the future.

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

PACKAGING BUSINESS

In 1998, Grace made certain amendments to one of its domestic pension plans which included offering a lump sum settlement option to former Grace employees not currently receiving benefits. During the second quarter of 1999, a significant number of lump sum offers were settled. A pre-tax noncash charge of $9.1 million ($5.7 million after-tax) is included in loss from discontinued operations in the Consolidated Statement of Operations as it relates to settlements with former Packaging Business employees.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS

For the second quarter of 1999 and the six months ended June 30, 1999, the basic and diluted loss per share from discontinued operations was $0.07 and $0.05, respectively.

RETAINED OBLIGATIONS

Under certain divestiture agreements, the Company has retained contingent obligations that could develop into situations where accruals for estimated costs of defense or loss would be recorded in a period subsequent to divestiture under generally accepted accounting principles. The Company assesses its retained risks quarterly and accrues amounts estimated to be payable related to these obligations when probable and estimable. As of June 30, 2000 and December 31, 1999 Grace had recorded $86.6 million and $99.1 million, respectively, to satisfy such obligations.

--------------------------------------------------------------------------------
4.       ACQUISITIONS
--------------------------------------------------------------------------------

In January 2000, Grace acquired Crosfield Group's hydroprocessing catalyst business from Imperial Chemical Industries PLC. In March 2000, Grace acquired International Protective Coatings Corp., a supplier of firestops. In June 2000, Grace acquired the Ludox(R) colloidal silicas business of the DuPont Company. These acquisitions have been accounted for as purchase business combinations, and accordingly, the results of operations of the acquired businesses have been included in the Consolidated Statement of Operations from the date of acquisition. Grace does not consider the effects of these acquisitions significant for pro forma disclosure purposes, as combined assets related to the acquisitions represent less than 20% of consolidated assets.

--------------------------------------------------------------------------------
5.       OTHER INCOME
--------------------------------------------------------------------------------

Components of other income are as follows:

====================================================================
                                   THREE MONTHS       SIX MONTHS
OTHER INCOME                          ENDED             ENDED
(Dollars in millions)                JUNE 30,          JUNE 30,
====================================================================
                                  2000     1999     2000     1999
                                 -----------------------------------
Investment income..............  $   5.2   $  2.5   $ 10.0  $  4.6
Net gains (losses) on
  dispositions of assets.......      5.2     (1.0)     5.2     3.4
Tolling revenue................      0.6      1.3      2.2     2.4
Interest income................      2.8      1.1      5.1     1.7
Other miscellaneous income ....      2.0      3.0      3.5     3.8
--------------------------------------------------------------------
     Total other income .......   $ 15.8   $  6.9   $ 26.0  $ 15.9
====================================================================

--------------------------------------------------------------------------------
6.       OTHER BALANCE SHEET ACCOUNTS
--------------------------------------------------------------------------------

================================================================
                                        JUNE 30,   December 31,
(Dollars in millions)                     2000         1999
================================================================

NOTES AND ACCOUNTS RECEIVABLE, NET
Trade receivables, less allowance
  of $3.8 (1999 - $3.8).............    $ 171.1    $  165.7
Other receivables, less allowance
  of $0.5 (1999 - $0.3).............        27.3       27.9
                                       -------------------------
                                        $  198.4   $  193.6
================================================================
INVENTORIES
Raw materials ......................   $    32.7   $   34.9
In process .........................        21.0       16.7
Finished products ..................        89.6       83.6
General merchandise ................        19.3       20.2
Less:  Adjustment of certain
  inventories to a
  last-in/first-out (LIFO) basis ...       (26.4)     (27.2)
                                       -------------------------
                                        $  136.2   $  128.2
================================================================
OTHER ASSETS
Plan assets in excess of defined
  benefit pension obligation........    $  311.9   $   298.9
Unamortized costs of overfunded
  pension plans ....................       (26.7)     (27.6)
Deferred charges ...................        52.3       52.4
Long-term receivables, less
  allowances of $0.8 (1999 - $0.8)           2.6        2.6
Long-term investments ..............         2.0       --
Patents, licenses and other
  intangible assets ................        38.7       20.2
                                       -------------------------
                                        $  380.8   $  346.5
================================================================
OTHER CURRENT LIABILITIES
Retained obligations of divested
  businesses .......................   $    74,1   $    85.1
Accrued compensation ...............        30.3       36.9
Costs of business restructurings             4.9       13.6
Environmental remediation ..........        45.3       43.9
Accrued interest ...................         5.4        5.7
Other accrued liabilities ..........        93.8      101.1
                                       -------------------------
                                        $  253.8   $  286.3
================================================================

OTHER LIABILITIES
Other postretirement benefits ......   $   196.4   $  201.4
Environmental remediation ..........       157.7      171.6
Defined benefit obligation in
  excess of pension plan assets ....       159.6      161.8
Unamortized costs of underfunded
  pension plans ....................       (32.4)     (33.1)
Deferred compensation ..............        30.5       32.1
Long-term self insurance reserve             6.9        7.8
Retained obligations of divested
  businesses .......................        12.5       14.0
Other accrued liabilities ..........        31.3       10.6
                                       -------------------------
                                       $   562.5   $  566.2
================================================================

The Company recognizes repairs and maintenance expenses on planned major maintenance activities in the period in which the expense is incurred.

--------------------------------------------------------------------------------
7.       LIFE INSURANCE
--------------------------------------------------------------------------------

Grace is the beneficiary of life insurance policies on current and former employees with net cash surrender value of $106.0 million at June 30, 2000. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over the next 40-plus years. The following table summarizes activity in these policies for the six months ended June 30, 2000 and the year ended December 31, 1999:

================================================================
ACTIVITY SUMMARY -
LIFE INSURANCE                        JUNE 30,       December
(Dollars in millions)                   2000         31, 1999
================================================================

Earnings on policy assets.........   $   19.3        $   31.6
Interest on policy loans..........      (14.2)          (29.5)
Policy loan repayments............        3.6             3.4
Premiums..........................        0.4             2.4
Net investing activity............       15.3            (3.3)
                                    ----------------------------
   Change in net cash value.......   $   24.4       $     4.6
================================================================
Gross cash value..................    $ 439.8         $ 432.4
Principal - policy loans..........     (327.4)         (331.0)
Accrued interest - policy loans...       (6.4)          (19.8)
                                    ----------------------------
Net cash value....................    $ 106.0        $   81.6
================================================================
Insurance benefits in force.......    $2,256.0       $2,309.0
================================================================
Tax-free proceeds received........   $   12.3        $   15.3
================================================================

Policy loans bore interest at an average annualized rate of 8.6% during the six months ended June 30, 2000, compared to an average of 8.4% for the year ended December 31, 1999. Policy assets are invested primarily in general accounts of the insurance carriers and earned returns at an average annualized rate of 8.9% during the six months ended June 30, 2000, compared to an average of 7.3% for the year ended December 31, 1999.

The Company's financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

--------------------------------------------------------------------------------
8.       DEBT
--------------------------------------------------------------------------------

On June 30, 2000, and December 31, 1999, the Company's short-term and long-term debt was as follows:

=============================================================
COMPONENTS OF DEBT                 JUNE 30,    December 31,
(Dollars in millions)                2000          1999
=============================================================

SHORT-TERM DEBT

Bank borrowings ...............    $    --     $    --
Other short-term borrowings ...       12.7         13.0
                                 ----------------------------
                                   $   12.7    $   13.0
                                 ============================

LONG-TERM DEBT
Bank borrowings ...............    $ 201.8     $   89.7
8.0% Notes Due 2004............        5.7          5.7
7.4% Notes Due 2000............       --           24.7
7.75% Notes Due 2002...........        2.0          2.0
Sundry indebtedness............        0.9          1.1
                                 ----------------------------
                                   $ 210.4      $ 123.2
=============================================================

In May 2000, Grace extended its $250.0 million credit facility under a 364-day credit agreement to May 2001. In addition, Grace maintains a $250.0 million long-term facility expiring in May 2003. These credit facilities contain covenants typical for credit facilities of their size and nature. At June 30, 2000, the Company had $201.8 million of bank borrowings outstanding under the long-term facility. The aggregate amount of net unused and unreserved borrowings under these credit facilities at June 30, 2000 was $298.2 million.

--------------------------------------------------------------------------------
9.       SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

The Company is authorized to issue 300,000,000 shares of common stock. Of the common stock unissued on June 30, 2000, approximately 14,400,000 shares were reserved for issuance pursuant to stock options and other stock incentives. In the first six months of 2000, the Company granted a total of 2,476,500 options with an average exercise price of $13.46. For the year ended December 31, 1999, the Company granted a total of 2,332,290 options with an average exercise price of $13.21.

In April 1998, the Company's Board of Directors approved a program to repurchase up to 20% of the Company's outstanding shares in the open market. In the second quarter of 2000, the Company completed this authorization by purchasing 766,690 shares of common stock for $9.6 million (an average price per share of $12.58). In total, the Company acquired 15,167,090 shares of common stock for $212.5 million under this program (an average price per share of $14.01). In January 1999, Grace retired 5,476,800 shares of treasury stock with a cost basis of $88.4 million.

In May 2000, the Company's Board of Directors approved a program to repurchase up to 12,000,000 of the Company's outstanding shares in the open market. For additional information, see Notes 14 and 16 to the Consolidated Financial Statements in the 1999 Form 10-K.

--------------------------------------------------------------------------------
10.      EARNINGS PER SHARE
--------------------------------------------------------------------------------

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share from continuing operations.

================================================================
EARNINGS PER SHARE            THREE MONTHS       SIX MONTHS
(Amounts in millions,             ENDED             ENDED
 except per share amounts)      JUNE 30,          JUNE 30,
================================================================
                              2000     1999    2000      1999
                             -----------------------------------
NUMERATORS
  Income from continuing
     operations ............ $  34.6   $ 30.4  $ 58.8    $ 49.2
                             ===================================
DENOMINATORS
  Weighted average common
  shares - basic
  calculation ..............    67.2     69.5    67.7      70.6

  Effect of dilutive
  securities:
  Employee compensation-
       related shares            1.4      3.5     1.3       3.3
                             -----------------------------------
  Weighted average common
        shares - diluted
        calculation.........    68.6     73.0    69.0      73.9
                             ===================================
BASIC EARNINGS PER SHARE -
  CONTINUING  OPERATIONS.... $  0.51   $ 0.44  $ 0.87    $ 0.70
                             ===================================

DILUTED EARNINGS PER SHARE
  - CONTINUING OPERATIONS... $  0.50   $ 0.42  $ 0.85    $ 0.67
================================================================


--------------------------------------------------------------------------------
11.      COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

The tables below present the pre-tax, tax and after-tax components of the Company's other comprehensive income (loss) for the three-month and six-month periods ended June 30, 2000 and 1999:

=============================================================
THREE MONTHS ENDED                                  After-
JUNE 30, 2000                Pre-tax      Tax         Tax
(Dollars in millions)        Amount     Benefit     Amount
=============================================================

Unrealized gains (losses)
  on security............... $  (5.8)    $  1.9     $  (3.9)
Reclassification
  adjustment for gains
  realized in net income....    (1.6)       0.6        (1.0)
                            ---------------------------------
Net unrealized losses.......    (7.4)       2.5        (4.9)
Foreign currency
  translation adjustments...   (10.3)      --         (10.3)
                            ---------------------------------
Other comprehensive loss.... $ (17.7)    $  2.5     $ (15.2)
=============================================================

=============================================================
SIX MONTHS ENDED                                    After-
JUNE 30, 2000                Pre-tax      Tax         Tax
(Dollars in millions)        Amount     Benefit     Amount
=============================================================

Unrealized gains (losses)
  on security..............  $ (11.7)    $  4.0     $  (7.7)
Reclassification
  adjustment for gains
  realized in net income...     (4.4)       1.6        (2.8)
                            ---------------------------------
Net unrealized losses......    (16.1)       5.6       (10.5)
Foreign currency
  translation adjustments..    (22.9)      --         (22.9)
                            ---------------------------------
Other comprehensive loss...  $ (39.0)    $  5.6     $ (33.4)
=============================================================

=============================================================
THREE MONTHS ENDED                        Tax       After-
JUNE 30, 1999                Pre-tax   (Expense)      Tax
(DOLLARS IN MILLIONS)        Amount     Benefit     Amount
=============================================================
Unrealized gains (losses)

  on security..............  $  (3.8)    $  1.5     $  (2.3)
Reclassification
  adjustment for gains

  realized in net income...     (2.9)       1.0        (1.9)
                            ---------------------------------
Net unrealized losses......     (6.7)       2.5        (4.2)
Foreign currency
  translation adjustments..     (3.9)      --          (3.9)
                            ---------------------------------
Other comprehensive loss...  $ (10.6)    $  2.5     $  (8.1)
=============================================================

=============================================================
SIX MONTHS ENDED                          Tax       After-
JUNE 30, 1999                Pre-tax   (Expense)      Tax
(DOLLARS IN MILLIONS)        Amount     Benefit     Amount
=============================================================
Unrealized gains (losses)
  on security..............  $  11.3     $ (3.8)    $   7.5
Reclassification
  adjustment for gains
  realized in net income...     (5.5)       1.9        (3.6)
                            ---------------------------------
Net unrealized gains.......      5.8       (1.9)        3.9
Foreign currency
  translation adjustments..    (19.0)      --         (19.0)
                            ---------------------------------
Other comprehensive loss...  $ (13.2)    $ (1.9)    $ (15.1)
=============================================================


The table below presents the components of Grace's accumulated other comprehensive income (loss) at June 30, 2000 and December 31, 1999:

=============================================================
COMPONENTS OF ACCUMULATED
OTHER COMPREHENSIVE INCOME
(LOSS)                             JUNE 30,    December 31,
(Dollars in millions)                2000          1999
=============================================================

Foreign currency translation
  adjustments .................  $  (129.0)    $  (106.1)
Net unrealized gains on
  investments .................        7.5         18.0
Minimum pension liability
  adjustments .................       (7.8)        (7.8)
                                 ----------------------------
Total accumulated other
  comprehensive loss...........  $  (129.3)    $   (95.9)
=============================================================

--------------------------------------------------------------------------------
12. TAXES
--------------------------------------------------------------------------------

The Internal Revenue Service (IRS), on a comprehensive national level, is challenging the deductibility of interest on policy loans related to corporate owned life insurance (COLI) policies for years prior to January 1, 1999. In July 2000 Grace paid $21.3 million of tax and interest related to this issue for tax years 1990-1992. Grace is currently under audit for the 1993-96 tax years. During those years Grace deducted approximately $122.1 million in interest attributable to the COLI policies. The Company is contesting the IRS' assertion on the grounds that these insurance policies and related loans had, and continue to have, an important and valid business purpose to fund current and future obligations of Grace.

The IRS also has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1995 related to CCHP, Inc., a subsidiary of Grace that formerly held a majority interest in Cross Country Staffing (CCS). The assessments were made in connection with a meal and incidental expense per diem plan for travelling healthcare personnel. In July of 1999, Grace sold substantially all of its interest in CCS but retained the potential tax liability. The matter is currently in the U.S Court of Claims.

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

--------------------------------------------------------------------------------
13. COMMITMENTS AND CONTINGENT
     LIABILITIES
--------------------------------------------------------------------------------

ENVIRONMENTAL

In February 2000, a class action lawsuit was filed in U.S. District Court in Missoula, Montana against Grace on behalf of all owners of real property situated within 12 miles from Libby, Montana that are improved private properties. The action alleges that the class members have suffered harm in the form of environmental contamination and loss of property rights resulting from Grace's former vermiculite mining and processing operations. The complaint seeks remediation, property damages and punitive damages. Grace has no reason to believe that its former activities caused damage to the environment or property. Apart from the lawsuit, Grace has agreed with the U.S. Environmental Protection Agency to remediate (or pay the costs to remediate) two sites in Libby formerly used by Grace operations and now owned by third parties.

ACCOUNTING FOR CONTINGENCIES

Although the outcome of the matters discussed above and in footnote 12 cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under generally accepted accounting principles.

--------------------------------------------------------------------------------
14.        BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

The table below presents information related to Grace's business segments for the three-month and six-month periods ended June 30, 2000 and 1999:

================================================================
BUSINESS SEGMENT DATA       THREE MONTHS         SIX MONTHS
(Dollars in millions)           ENDED              ENDED
                              JUNE 30,            JUNE 30,
================================================================

                           2000      1999      2000      1999
                          --------------------------------------

NET SALES

Davison Chemicals.......  $ 189.0  $179.3    $ 374.7    $ 351.2
Performance Chemicals...    195.6   193.7      374.8      367.2
                          --------------------------------------

TOTAL...................  $ 384.6  $373.0    $ 749.5    $ 718.4
                          ======================================

PRE-TAX OPERATING INCOME
Davison Chemicals.......  $  37.6  $ 31.4    $  70.5    $  53.1
Performance Chemicals...     31.1    32.0       50.2       48.8
                          --------------------------------------
TOTAL...................  $  68.7  $ 63.4    $ 120.7    $ 101.9
================================================================

The table below presents information related to the geographic areas in which Grace operated for the three-month and six-month periods ended June 30, 2000 and 1999:

====================================================================
 GEOGRAPHIC AREA DATA          THREE MONTHS         SIX MONTHS
(Dollars in millions)             ENDED                ENDED
                                 JUNE 30,            JUNE 30,
====================================================================
                              2000      1999      2000       1999
                            ----------------------------------------
NET SALES
  United States..........     $ 196.5  $ 191.9   $ 383.2   $ 358.7
  Canada and
          Puerto Rico....        10.1      9.2      18.0      15.5
  Germany................        63.3     66.3     127.5     135.7
  Europe, other
          than Germany...        36.7     37.4      71.7      73.7
  Asia Pacific...........        53.7     48.3      99.7      95.4
  Latin America..........        24.3     19.9      49.4      39.4
                            ----------------------------------------
TOTAL....................     $ 384.6  $ 373.0   $ 749.5   $ 718.4
====================================================================

The pre-tax operating income for Grace's business segments for the three-month and six-month periods ended June 30, 2000 and 1999 is reconciled below to amounts presented in the accompanying Consolidated Statement of Operations:

===================================================================
RECONCILIATION OF
BUSINESS                         THREE MONTHS        SIX MONTHS
SEGMENT DATA TO FINANCIAL           ENDED              ENDED
STATEMENTS                         JUNE 30,           JUNE 30,
(Dollars in millions)
===================================================================
                                 2000     1999     2000      1999
                             --------------------------------------

Pre-tax operating income
  - business segments.......   $ 68.7   $ 63.4   $ 120.7   $ 101.9
Interest expense and
  related financing costs...     (6.9)    (4.6)    (12.2)     (7.9)
Interest income.............      2.8      1.1       5.1       1.7
Corporate operating costs...    (10.0)   (11.0)    (22.2)    (24.0)
Other net...................     (0.6)    (1.4)      0.4       5.2
                             --------------------------------------
INCOME FROM CONTINUING
    OPERATIONS BEFORE
    INCOME TAXES............   $ 54.0   $ 47.5   $  91.8   $  76.9
===================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------


------------------------------------
CONTINUING OPERATIONS
------------------------------------

Grace is engaged in specialty chemicals and specialty materials businesses on a global basis. The principal business segments are Davison Chemicals, which produces catalysts and silica products, and Performance Chemicals, which produces construction chemicals, building materials and container products. Set forth below is a chart that lists key operating statistics and percentage changes for the three and six month periods ended June 30, 2000 and 1999, which should be referenced when reading management's discussion and analysis of the results of continuing operations. The chart below, as well as the financial information presented throughout this discussion, divides Grace's financial results between "core operations" and "noncore activities." Core operations comprise the financial results of Davison Chemicals, Performance Chemicals and the costs of corporate activities that directly or indirectly support business operations. In contrast, noncore activities comprise all other events and transactions that are not directly related to the generation of customer revenue or the support of core operations. The Company's financial strategy is to maximize returns and cash flows from core operations to fund business growth and to provide resources to satisfy its obligations that remain from past businesses, products and events.

====================================================================================================================================

ANALYSIS OF CONTINUING OPERATIONS                                  THREE MONTHS ENDED    % Change     SIX MONTHS ENDED    % Change
 (Dollars in millions)                                                  JUNE 30,            Fav           JUNE 30,           Fav
                                                                                          (Unfav)                          (Unfav)
------------------------------------------------------------------------------------------------------------------------------------
                                                                     2000       1999                   2000      1999
                                                                 -----------------------            ---------------------
NET SALES
    DAVISON CHEMICALS
    Refining catalysts...........................................   $ 107.4    $  99.3        8.2%   $ 213.2    $ 193.8     10.0%
    Chemical catalysts...........................................      30.5       27.4       11.3%      59.1       53.8      9.9%
    Silica products..............................................      51.1       52.6       (2.8%)    102.4      103.6     (1.1%)
                                                                 -------------------------------------------------------------------
  TOTAL DAVISON CHEMICALS........................................     189.0      179.3        5.4%     374.7    $ 351.2      6.7%
                                                                 -------------------------------------------------------------------
    PERFORMANCE CHEMICALS
    Construction chemicals.......................................      82.9       77.2        7.4%     153.8      142.1      8.2%
    Building materials...........................................      56.8       56.9       (0.2%)    109.7      106.4      3.1%
    Container products...........................................      55.9       59.6       (6.2%)    111.3      118.7     (6.2%)
                                                                 -------------------------------------------------------------------
  TOTAL PERFORMANCE CHEMICALS....................................     195.6      193.7        1.0%     374.8      367.2      2.1%
                                                                 -------------------------------------------------------------------
TOTAL GRACE SALES - CORE OPERATIONS..............................   $ 384.6    $ 373.0        3.1%   $ 749.5    $ 718.4      4.3%
====================================================================================================================================
PRE-TAX OPERATING INCOME:
    Davison Chemicals............................................   $  37.6    $  31.4       19.7%   $  70.5    $  53.1     32.8%
    Performance Chemicals........................................      31.1       32.0       (2.8%)     50.2       48.8      2.9%
    Corporate operating costs....................................     (10.0)     (11.0)       9.1%     (22.2)     (24.0)     7.5%
                                                                 -------------------------------------------------------------------
PRE-TAX INCOME FROM CORE OPERATIONS..............................      58.7       52.4       12.0%      98.5       77.9     26.4%
                                                                 -------------------------------------------------------------------
PRE-TAX INCOME (EXPENSE) FROM NONCORE ACTIVITIES.................      (0.6)      (1.4)      57.1%       0.4        5.2    (92.3%)
Interest expense.................................................      (6.9)      (4.6)     (50.0%)    (12.2)      (7.9)   (54.4%)
Interest income..................................................       2.8        1.1      154.5%       5.1        1.7    200.0%
                                                                 -------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES............      54.0       47.5       13.7%      91.8       76.9     19.4%
(Provision for) income taxes.....................................     (19.4)     (17.1)     (13.5%)    (33.0)     (27.7)   (19.1%)
                                                                 -------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS................................   $  34.6    $  30.4       13.8%   $  58.8    $  49.2     19.5%
====================================================================================================================================
KEY FINANCIAL MEASURES:
   Pre-tax income from core operations as a percentage of sales..      15.3%      14.0%      1.3 pts    13.1%      10.8%     2.3 pts
   Pre-tax income from core operations before depreciation and
       amortization..............................................   $  80.8 $     74.6        8.3%   $ 142.8    $ 122.7     16.4%
       As a percentage of sales..................................      21.0%      20.0%       1.0 pts   19.0%      17.1%     1.9 pts
====================================================================================================================================
NET SALES BY REGION:

North America....................................................   $ 206.6    $ 201.1        2.7%  $  401.2    $ 374.2      7.2%
Europe...........................................................     100.0      103.7       (3.6%)    199.2      209.4     (4.9%)
Asia Pacific.....................................................      53.7       48.3       11.2%      99.7       95.4      4.5%
Latin America....................................................      24.3       19.9       22.1%      49.4       39.4     25.4%
                                                                 -------------------------------------------------------------------
TOTAL NET SALES..................................................   $ 384.6    $ 373.0        3.1%  $  749.5    $ 718.4        4.3%
====================================================================================================================================

NET SALES

The following tables identify the increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation for the three-month and six-month periods ended June 30, 2000.

================================================================
                       THREE MONTHS ENDED JUNE 30, 2000 AS A
NET SALES            PERCENTAGE INCREASE (DECREASE) FROM THREE
VARIANCE ANALYSIS           MONTHS ENDED JUNE 30, 1999
----------------------------------------------------------------
                      VOLUME   PRICE/MIX   TRANSLATION   TOTAL
                     -------------------------------------------
Davison Chemicals...    5.7%      4.3%        (4.6)%     5.4%
Performance
  Chemicals ........    2.9%      0.3%        (2.2)%     1.0%
Net sales...........    4.3%      2.2%        (3.4)%     3.1%
----------------------------------------------------------------
By Region:
  North America.....    0.5%      2.2%        --         2.7%
  Europe............    3.8%      4.7%       (12.1)%    (3.6)%
  Asia Pacific......   10.2%     (0.2)%        1.2%     11.2%
  Latin America.....   31.2%     (5.5)%       (3.0)%    22.7%
================================================================

================================================================
                        SIX MONTHS ENDED JUNE 30, 2000 AS A
NET SALES             PERCENTAGE INCREASE (DECREASE) FROM SIX
VARIANCE ANALYSIS            MONTHS ENDED JUNE 30, 1999
================================================================
                      VOLUME   PRICE/MIX   TRANSLATION   TOTAL
                     -------------------------------------------
Davison Chemicals...    6.9%      4.6%        (4.8)%     6.7%
Performance
  Chemicals ........    3.8%      0.2%        (1.9)%     2.1%
Net sales...........    5.3%      2.3%        (3.3)%     4.3%
----------------------------------------------------------------
By Region:
  North America.....    4.0%      3.1%         0.1%      7.2%
  Europe............    3.8%      3.0%       (11.7)%    (4.9)%
  Asia Pacific......    2.6%      --%          1.9%      4.5%
  Latin America.....   31.9%     (3.0)%       (3.3)%    25.6%
================================================================

In the second quarter of 2000, Grace's net sales increased 3.1% to $384.6 million compared to the same period in 1999. In the six months ended June 30, 2000, Grace's net sales were $749.5 million, an increase of 4.3% over the prior year. Most of the increase in each period can be attributed to volume as Grace experienced strong volume increases in all regions. Latin American volumes were particularly strong in each period due to a combination of refining catalyst business growth and the continued growth in construction chemicals sales from an acquisition in Chile in December 1999. The negative foreign currency effect on total Grace was experienced principally in Europe where sales were negatively impacted 12.1% for the quarter and 11.7% year-to-date. In total, Grace's second quarter and year-to-date sales were supplemented by acquisitions in refining catalysts, construction chemicals and building materials ($6.1 million for the quarter and $12.3 million year-to-date).

PRE-TAX INCOME FROM CORE OPERATIONS

Pre-tax income from core operations was $58.7 million for the second quarter of 2000, compared to $52.4 million for the second quarter of 1999, a 12.0% increase. This increase was driven primarily by an improvement in Davison Chemicals operating income and a reduction in corporate operating costs. Pre-tax income from core operations was $98.5 million for the six months ended June 30, 2000, compared to $77.9 million for the same period in 1999, a 26.4% increase. The increase in this period was also driven primarily by improvement at Davison Chemicals.

Operating income of Davison Chemicals for the second quarter of 2000 was $37.6 million, up 19.7% versus 1999, and its operating margin of 19.9% was 2.4 percentage points better than the prior year. Operating income of Performance Chemicals for the second quarter of 2000 was $31.1 million, down 2.8% from 1999 with an operating margin of 15.9%, down 0.6 percentage points from 1999. Davison Chemicals had strong results for the six months ended June 30, 2000 with operating margin of 18.8%, up 3.7 percentage points from prior year, reflecting the impact of higher revenues, improved product mix and productivity gains. Performance Chemicals results were relatively flat compared to the prior year with an operating margin of 13.4% (up 0.1 percentage point).

The following table identifies the percentage improvement in the cost per dollar of sales for each business segment and Grace's core operations in total for the six-month period ended June 30, 2000. The index is calculated using 1998 as the base year and carving out selling price changes, currency movements and cost inflation in every year since the base year. The resulting change in cost per dollar of sales is Grace's productivity measure. Changes in product volume and mix remain in the productivity equation.

=============================================================
                                      SIX MONTHS ENDED
      PRODUCTIVITY INDEX                  JUNE 30,
-------------------------------------------------------------
                                    2000           1999
                                -----------------------------

COST PER $ OF SALES ON A
CONSTANT $ BASIS WITH 1998 AS
BASE YEAR:

Davison Chemicals ............   $  0.795      $  0.832
Performance Chemicals.........      0.850         0.872
Corporate operating costs.....      0.028         0.034
-------------------------------------------------------------
Total core operations.........   $  0.850      $  0.885
-------------------------------------------------------------
PRODUCTIVITY INDEX............      1.082         1.044
-------------------------------------------------------------
PERCENTAGE IMPROVEMENT FROM
 PRIOR YEAR                           3.8%        4.4%
=============================================================

As reflected in the table above, on a constant dollar basis with 1998, Grace produced a 3.8% reduction during the six months ended June 30, 2000. Most of the improvement was attributable to improvements in corporate costs, manufacturing processes and infrastructure integration.

Corporate operating costs include expenses incurred by corporate headquarters functions in support of core operations. During 1999, many of these functions were relocated from Boca Raton, Florida to the Davison Chemicals Headquarters in Columbia, Maryland. As such, the annual 1999 cost structure included incremental relocation costs, employee separation costs and duplicative salaries that occurred during the transition. These expenses should not reoccur in 2000. Corporate operating costs in the second quarter of 2000 were $10.0 million, compared to $11.0 million in second quarter 1999, a 9.1% reduction. For the six-month period ended June 30, corporate costs were $22.2 million in 2000 compared to $24.0 million in 1999, a 7.5% reduction.

PRE-TAX INCOME (EXPENSE) FROM NONCORE ACTIVITIES

The second quarter 2000 net expense from noncore activities of $0.6 million is comprised of approximately $20 million in income offset by various expenses. The income items include the income generated on the Company's pension assets, gains on the sale of noncore assets and income generated from the Company's investment in life insurance. The second quarter 2000 expenses include accruals for legal and environmental matters primarily related to the Company's former operations in Libby, Montana, the tax matters discussed in Note 12 of the Notes to Consolidated Financial Statements and expenses related to retirees of divested businesses. The second quarter 1999 net expense from noncore activities of $1.4 million included a charge related to the settlement of a lawsuit with the Securities and Exchange Commission which required the Company to establish a $1.0 million educational fund for public sector programs to increase awareness and education relating to financial statements and generally accepted accounting principles. For the six months ended June 30, 2000 income from noncore activities was $0.4 million, compared to $5.2 million for the same period in 1999. The income from noncore activities for the six months ended June 30, 1999 includes $4.4 million gain from the sale of a corporate aircraft.

INTEREST AND INCOME TAXES

Net interest expense for the second quarter of 2000 was $4.1 million, an increase of $0.6 million, or 17.1%, over the second quarter of 1999. Net interest expense for the six months ended June 30, 2000 was $7.1 million, a 14.5% increase over the same period in 1999. The increase for both periods is attributable to an increased average debt level on Grace's revolving credit facilities. This increased average debt level was used to fund the share repurchase program, business acquisitions and working capital requirements.

The Company's effective tax rate was 36.0% for the three-month and six-month periods ended June 30, 2000 and 1999.

DAVISON CHEMICALS

Recent Acquisitions

On January 31, 2000 Grace acquired Crosfield Group's hydroprocessing catalyst business from Imperial Chemical Industries PLC ("ICI"). This business had $3.5 million of sales in the second quarter of 2000 and $8.1 million of sales in the six-month period ended June 30, 2000. In June 2000, Grace acquired the Ludox(R) colloidal silicas business of the DuPont Company. These acquisitions have been accounted for as a purchase business combination, and accordingly, the results of operations of the acquired businesses have been included in the consolidated statement of operations from the date of their respective acquisitions.

Sales

Davison Chemicals is a leading global supplier of catalysts and silica products. Refining catalysts, which represents approximately 28.0% of the second quarter 2000 and six-month year-to-date 2000 total Grace sales, include fluid cracking catalysts (FCCs) used by petroleum refiners to convert distilled crude oil into transportation fuels and other petroleum-based products, hydroprocessing catalysts which upgrade heavy oils and remove certain impurities, and chemical additives for treatment of feedstock impurities. In 1999, refining catalysts represented approximately 27.0% of the second quarter and six-month year-to-date sales. Chemical catalysts, which represent approximately 8.0% for both the second quarter 2000 and six-month year-to-date 2000 total Grace sales, include polyolefin catalysts which are essential components in the manufacturing of polyethylene resins used in products such as plastic film, high performance plastic pipe and plastic household containers. In 1999, chemical catalysts represented approximately 8.0% of the second quarter and six-month year-to-date sales. Silica products, which represents approximately 13.0% of the second quarter 2000 and six-month year-to-date 2000 total Grace sales are used in a wide variety of industrial and consumer applications such as coatings, food processing, plastics, adsorbents and personal care products. In 1999, silica products represented approximately 14.0% of the second quarter and six-month year-to-date sales.

In the second quarter of 2000, refining catalysts sales were $107.4 million, an increase of 8.2% compared to the same period in 1999. For the six months ended June 30, 2000, refining catalysts sales were $213.2 million, an increase of 10.0% compared to the same period in 1999. Excluding the ICI acquisition discussed above, refining catalysts sales for the second quarter 2000 were $103.9 million, or a 4.6% increase over second quarter 1999 and sales for the six-month period were $205.1 million or 5.8% favorable to 1999. This increase is primarily a result of volume gains experienced in all regions and the acquisition discussed above. These volume gains are primarily due to continued improvement in gasoline and diesel demand over last year, as well as positive market dynamics.

Chemical catalysts sales increased 11.3% to $30.5 million in the second quarter of 2000 and increased 9.9% to $59.1 million for the six months ended June 30, 2000 reflecting favorable product mix, partially offset by volume declines and negative currency translation, primarily in Europe.

Silica products sales for the second quarter and the six-month period 2000 were down 2.8% and 1.1%, respectively, compared to the same period of 1999 as volume gains and favorable product mix were offset by negative currency translation. Excluding the negative impact of currency translations, second quarter sales were up 3.2% and six-month period sales were up 5.2%. This negative translation effect is primarily due to the fact that a significant portion (45.5% of year-to-date sales) of this business is based in Europe.

Operating Earnings

Pre-tax operating income of $37.6 million for the second quarter 2000 was 19.7% better than first quarter 1999. Operating margins improved 2.4 percentage points to 19.9%, as a result of sales increases coupled with raw material cost reductions and manufacturing efficiencies derived from Grace's productivity improvement program.

PERFORMANCE CHEMICALS

Recent Acquisitions

In December 1999, Grace acquired Sociedad Petreis S.A.'s "Polchem" concrete admixture and construction chemicals business from Cemento Polpaico S.A. Chile, an affiliate of Holderbank of Switzerland. For the second quarter and six-month period 2000, this business had sales of $1.1 million and $2.6 million, respectively. In March 2000, Grace acquired International Protective Coatings Corp. (IPC). For the second quarter and six-month period 2000, this business had sales of $1.5 and $1.6 million, respectively. These acquisitions have been accounted for as a purchase business combination, and accordingly, the results of operations of the acquired businesses have been included in the consolidated statement of operations from the date of their respective acquisitions.

Sales

Performance Chemicals was formed in 1999 by combining the previously separate business segments of Grace Construction Products and Darex Container Products. These businesses were consolidated under one management team to capitalize on infrastructure synergies from co-location of headquarters and production facilities around the world. The major product groups of this business segment include specialty construction chemicals and specialty building materials used primarily by the nonresidential construction industry; and container sealants and coatings for food and beverage packaging, and other related products. Grace's construction chemicals product group, which represents approximately 21.0% of second quarter 2000 and six-month period 2000 total Grace sales add strength, control corrosion, and enhance the handling and application of concrete. In 1999, construction chemicals represented approximately 20.0% of the second quarter and six-month year-to-date sales. Grace's building materials product group, which represent approximately 15.0% of the second quarter 2000 and six-month period 2000 total Grace sales, prevent water damage to structures and protect structural steel against collapse due to fire. In 1999, building materials represented approximately 15.0% of the second quarter and six-month year-to-date sales. Grace's container products, which represent approximately 15.0% of the second quarter 2000 and six-month period 2000 total Grace sales, includes compounds that seal beverage and food cans, and glass and plastic bottles, and protect metal packaging from corrosion and the contents from the influences of metal. In 1999, container products represented approximately 16.0% of the second quarter and six-month year-to-date sales.

In the second quarter of 2000, sales of construction chemicals were $82.9 million, an increase of 7.4% over the same period in 1999. For the six months ended June 30, 2000, sales of construction chemicals were $153.8 million, an increase of 8.2% over the same period in 1999. Excluding the "Polchem" acquisition discussed above, second quarter 2000 sales for construction chemicals were $81.8 million, or a 6.0% increase over second quarter 1999, and six-month period 2000 sales were $151.2 million, or a 6.4% increase over the same period in 1999. This increase was driven by volume growth across all regions, with price/mix and exchange having a minimal impact during 2000.

Sales of building materials were relatively flat in the second quarter of 2000, decreasing 0.2% to $56.8 million compared to second quarter 1999. This slight decline is primarily attributable to volume decreases in North America as projects were delayed due to weather. For the six months ended June 30, 2000, sales increased 3.1% to $109.7 million. Excluding the IPC acquisition discussed above, second quarter 2000 sales of building materials were $55.3 million, or a 2.8% decrease over second quarter 1999, and six-month period 2000 sales were $108.1 million, or a 1.6% increase over the same period in 1999.

Sales of container products declined 6.2% for both the second quarter and the six months ended June 30, 2000 as slight volume gains in can sealing and coatings were more than offset by unfavorable foreign exchange. Excluding the negative impacts of currency translations, sales were down 2.3% and 2.9% compared to second quarter 1999 and six months ended June 30, 1999, respectively.

Operating Earnings

Pre-tax operating income decreased 2.8% to $31.1 million in the second quarter of 2000 and decreased 2.9% to $50.2 million year-to-date. This decline relates to lower sales volumes, as well as higher transportation costs in construction chemicals and higher petroleum based raw material costs in building materials and container products.

--------------------------------------------------------------------------------
DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

CROSS COUNTRY STAFFING

In July 1999, the Company completed the sale of substantially all of its interest in Cross Country Staffing (CCS), a provider of temporary nursing and other healthcare services. The operations of CCS during the second quarter 1999 and six months ended June 30, 1999 are included in "Income from discontinued operations, net of tax" in the Consolidated Statement of Operations.

PACKAGING BUSINESS

On March 31, 1998, a predecessor of the Company completed a transaction in which its flexible packaging business was combined with Sealed Air Corporation. Results from discontinued operations for the six months ended June 30, 1999 included a $9.1 million expense ($5.7 million after-tax) for a related pension plan settlement loss.

--------------------------------------------------------------------------------
FINANCIAL CONDITION
--------------------------------------------------------------------------------

The charts below are intended to enhance the readers' understanding of the Company's overall financial position by showing assets, liabilities and cash flows related to core operations separately from those related to noncore activities. The Company's management structure and activities are tailored to the separate focus and accountability of core operations and noncore activities.

================================================================
CORE OPERATIONS
(Dollars in millions)
-------------------------------
CAPITAL INVESTED IN CORE               JUNE 30,   December 31,
OPERATIONS                               2000         1999
================================================================

BOOK VALUE OF INVESTED CAPITAL

Receivables ......................... $   192.0   $   181.9
Inventory ...........................     136.2       128.2
Properties and equipment, net .......     613.6       611.2
Intangible assets and other..........     380.2       345.9
                                      --------------------------
ASSETS SUPPORTING CORE OPERATIONS.... $ 1,322.0   $ 1,267.2
Accounts payable and accruals........    (330.9)     (358.1)
                                      --------------------------
CAPITAL INVESTED IN CORE
     OPERATIONS...................... $   991.1   $   909.1
After-tax return on average
     invested capital (trailing
     four quarters)..................     13.3%        12.5%
                                      ==========================

================================================================
                                         SIX MONTHS ENDED
NET CASH FLOW FROM CORE OPERATIONS           JUNE 30,
                                      --------------------------
                                        2000        1999
================================================================
CASH FLOWS:

Pre-tax operating income .........    $  98.5     $  77.9
Depreciation and amortization ....       44.3        44.8
                                      --------------------------
PRE-TAX EARNINGS BEFORE
DEPRECIATION AND AMORTIZATION ....      142.8       122.7
Working capital changes ..........      (38.5)      (20.8)
Capital expenditures .............      (27.3)      (36.1)
Businesses acquired ..............      (44.9)       (0.5)
Sale of receivables ..............       (1.0)       41.6
Changes in other assets and
 liabilities......................      (48.4)      (40.4)
                                      --------------------------
NET CASH FLOW  FROM CORE
OPERATIONS .......................    $ (17.3)    $  66.5
================================================================


The Company has a net asset position supporting its core operations of $991.1 million at June 30, 2000 compared to $909.1 million at December 31, 1999 including the cumulative translation account reflected in Shareholders' Equity of $129.0 million at June 30, 2000 and $106.1 million at December 31, 1999. Weighted average capital on a trailing twelve month basis was $952.3 million. The change in the net asset position is primarily due to the net assets resulting from business acquisitions, including goodwill, an increase in deferred pension costs and a reduction in core liabilities due to payments made in the first quarter of 2000, including the payment of accruals that had built up over the course of the prior fiscal year for items such as bonuses, customer rebates and taxes. After-tax return on capital invested in core operations (calculated based on a trailing four quarters) increased 0.8 percentage points. The Company has a number of financial exposures originating from past businesses, products and events. These obligations arose from transactions and/or business practices that date back to when Grace was a much larger company, when it produced products or operated businesses that are no longer part of its revenue base, and when government regulations and scientific knowledge were much less advanced than today. Grace's current core operations, together with other available assets, are being managed to generate sufficient cash flow to fund these obligations over time.

================================================================
NONCORE ACTIVITIES
(Dollars in millions)
-----------------------------------   JUNE 30,    December 31,
NET NONCORE LIABILITY                   2000          1999
================================================================

BOOK VALUE OF ASSETS AVAILABLE
TO FUND NONCORE OBLIGATIONS:

Cash and other financial assets .. $   313.2      $   345.8
Properties and investments .......       8.5            8.8
Asbestos-related insurance             333.6          371.4
receivable .......................

Tax assets, net...................     350.3          363.8
----------------------------------------------------------------
ASSETS AVAILABLE TO FUND NONCORE
   OBLIGATIONS....................   1,005.6        1,089.8
----------------------------------------------------------------
Noncore liabilities:
Asbestos-related litigation.......  (1,005.2)      (1,084.0)
Environmental remediation.........    (203.0)        (215.5)
Postretirement benefits...........    (196.4)        (201.4)
Retained obligations and other....     (86.5)         (99.1)
----------------------------------------------------------------
TOTAL NONCORE LIABILITIES.........  (1,491.1)      (1,600.0)
----------------------------------------------------------------
NET NONCORE LIABILITY............. $  (485.5)     $ (510.2)
================================================================

UNUSED CREDIT FACILITIES           $   298.2      $   410.0
================================================================
                                         SIX MONTHS ENDED
NET CASH FLOW  FROM NONCORE                  JUNE 30,
     ACTIVITIES                    -----------------------------
                                      2000           1999
================================================================

Pre-tax income from noncore
     activities...................   $   0.4      $    5.2
                                         0.4
Proceeds from noncore asset sales        6.3          20.4
Other changes.....................       9.7          (2.1)
Cash spending for:
  Asbestos-related litigation,
     net of insurance recovery....     (50.7)        (29.7)
  Environmental remediation.......     (18.8)        (15.0)
  Postretirement benefits.........     (10.2)         (9.7)
  Retained obligations and other..      15.5         (70.9)
----------------------------------------------------------------
TOTAL SPENDING FOR NONCORE
     LIABILITIES .................     (64.2)       (125.3)
----------------------------------------------------------------
NET CASH FLOW OF NONCORE
     ACTIVITIES ..................   $ (47.8)     $ (101.8)
================================================================


The table above displays the book value of Grace's noncore liabilities and the assets available to fund those liabilities at June 30, 2000 and December 31, 1999. Each liability has different characteristics, risks and expected liquidation profile. Taken together, these liabilities represent $1,491.1 million of Grace's total liabilities as reflected on its consolidated balance sheet at June 30, 2000. Assets available to fund noncore liabilities consist of cash and cash equivalents, net cash value of life insurance where Grace is the beneficiary, property and investments not used in core operations, insurance coverage for asbestos-related litigation and net tax assets related to noncore liabilities. These assets, which in the aggregate total $1,005.6 million at June 30, 2000, are not required to support base core operating activities and, thus, are available to fund noncore liabilities.

ASBESTOS-RELATED MATTERS

Grace is a defendant in lawsuits relating to previously sold asbestos-containing products. Grace paid $36.6 million and $50.7 million for the defense and disposition of asbestos-related property damage and bodily injury litigation, net of amounts received under settlements with insurance carriers, during the second quarter 2000 and six months ended June 30, 2000, respectively. The amount of spending in 2000 is consistent with Grace's expectation that spending throughout 2000 will be higher than 1999 due to the timing and adjudication of certain cases. In 1999, Grace paid $17.2 million and $29.7 million during the second quarter and six months ended June 30, respectively.

The Consolidated Balance Sheet at June 30, 2000 reflects a net liability after insurance and after tax benefits of $432.8 million. Total amounts due from insurance carriers of $333.6 million are pursuant to settlement agreements with insurance carriers and net tax assets of $238.8 million relate to future net tax deductions for asbestos-related matters. The net present value of such net liability (based on cash flow projections that span nearly 40 years - inherently imprecise but represent management's best current estimate) is approximately $330 million (discounted at 5.2% - estimated after-tax investment rate) at June 30, 2000.

The Consolidated Balance Sheet at June 30, 2000 includes total amounts due from insurance carriers of $333.6 million pursuant to settlement agreements with insurance carriers and net tax assets of $238.8 million related to future net tax deductions for asbestos-related matters.

See Note 2 to the Consolidated Financial Statements for further information concerning asbestos related lawsuits and claims.

ENVIRONMENTAL MATTERS

Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace made cash payments to remediate environmentally impaired sites during the second quarter 2000 and 1999 of $4.9 million and $5.3 million, respectively, and during the six-month period 2000 and 1999 of $18.8 million and $15.0 million, respectively. During 2000, a $6.3 million ($4.1 million after-tax) charge was taken to fund the estimated cost to remediate one site identified to be environmentally impaired. At June 30, 2000, Grace's liability for environmental investigatory and remediation costs related to continuing and discontinued operations totaled $203.0 million, as compared to $215.5 million at December 31, 1999. In the six-month period 2000, cash payments were higher than the same period of 1999 due to a settlement for a particular site which was made in the first quarter 2000. Grace continues to expect pre-tax cash outlays for remediation costs to be between $38 and $43 million for 2000.

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

Spending under this program during the second quarter 2000 was $5.1 million and during the six-month period 2000 was $10.2 million. This amount is consistent with expected spending of approximately $21 million for the year ended December 31, 2000. Grace's recorded liability of $196.4 million at June 30, 2000 is stated at net present value discounted at 8%.

RETAINED OBLIGATIONS OF DIVESTED BUSINESSES

The principal retained obligations of divested businesses relate to contractual indemnification and to contingent liabilities not passed on to the new owner. At June 30, 2000, Grace had recorded $86.5 million to satisfy such obligations. Of this total, $12.5 million will be paid over periods ranging from 2 to 10 years. The remainder represents estimates of probable cost to satisfy specific contingencies expected to be paid within one year.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Cash flows from core operations during the six months ended June 30, 2000 was an outflow of $17.3 million compared to an inflow in the same period of 1999 of $66.5 million. This reduction in cash flows from core operations is primarily attributable to $44.9 million of cash used for business acquisitions in 2000 and a reduction of $42.6 million in cash received related to the sale of receivables.

The net cash flow of noncore activities was $(47.8) million in the six-month period 2000 compared to $(101.8) million in the six-month period 1999. The timing of these expenditures is impacted in part by Grace's legal and cash management strategies. Postretirement benefit payments were consistent with the prior year as these payments are based on comparable year-over-year benefit programs. In the six months ended June 30, 2000, the payments for retained obligations of divested businesses and other matters were favorable by $86.5 million compared to 1999. This is primarily attributable to tax issues as 2000 includes a tax refund related to a divested business and 1999 includes a significant tax payment related to a noncore activity. Net cash flow of noncore activities in 1999 also included the $20.4 million of proceeds from sale of the corporate aircraft.

The final disbursement under Grace's long-term incentive compensation program was made in the first quarter of 2000. This payment of $2.4 million is classified as an operating activity on the Consolidated Statement of Cash Flows.

Cash flows used for investing activities during the six-month period 2000 were $84.4 million, compared to $16.1 million during 1999. Net cash outflow during 2000 was impacted by capital expenditures, $44.9 million used for business acquisitions, and $19.3 million net investment in life insurance policies partially offset by $7.1 million of proceeds from disposals of assets. Total capital expenditures during the six-month period 2000 and 1999 were $27.3 million and $36.1 million, respectively, substantially all of which was directed toward the business segments. Net cash outflow during 1999 was impacted by capital expenditures partially offset by proceeds from disposals of assets of $20.5 million.

Net cash provided by financing activities during the six-month period 2000 was $57.0 million, principally representing $111.7 million in net borrowings against the Company's credit facility partially offset by a $24.7 million repayment of long-term debt and $35.1 million used to purchase shares of the Company's stock. The net borrowings against the credit facility were used primarily to pay long-term debt, to purchase shares of the Company's stock and to fund business acquisitions. Net cash provided by financing activities during 1999 was $29.5 million, principally representing $68.5 million in net borrowings against the Company's credit facility and $17.6 million in proceeds from the exercise of stock options partially offset by $56.6 million used to purchase shares of the Company's stock.

At June 30, 2000, Grace had committed borrowing facilities totaling $500.0 million, consisting of $250.0 million expiring in May 2001 and $250.0 million under a long-term facility expiring in May 2003. These facilities support the issuance of commercial paper and bank borrowings, of which $201.8 million was outstanding at June 30, 2000. The aggregate amount of net unused and unreserved borrowings under short-term and long-term facilities at June 30, 2000 was $298.2 million. Total debt was $223.1 million at June 30, 2000, an increase of $86.9 million from December 31, 1999.

Grace is the beneficiary of life insurance policies on current and former employees with benefits in force of approximately $2,256 million and net cash surrender value of $106.0 million at June 30, 2000, comprised of $439.8 million in policy gross cash value offset by $333.8 million of principal and accrued interest on policy loans. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flows (primarily tax-free) over the next 40-plus years.

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

In April 1998, the Company's Board of Directors approved a program to repurchase up to 20% of the Company's outstanding shares in the open market. Through June 30, 2000, the Company completed this program by acquiring 15,167,090 shares of common stock for $212.5 million under the program (an average price per share of $14.01). In May 2000, the Company's Board of Directors approved a program to repurchase up to 12,000,000 of the Company's outstanding shares in the open market.

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

--------------------------------------------------------------------------------
FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. In addition to the uncertainties referred to in Management's Discussion and Analysis of Results of Operations and Financial Condition, other uncertainties include the impact of worldwide economic conditions; pricing of both the Company's products and raw materials; customer outages and customer demand; factors resulting from fluctuations in interest rates and foreign currencies; the impact of competitive products and pricing; success of Grace's process improvement initiatives; and the impact of tax and legislation and other regulations in the jurisdictions in which the Company operates. Also, see "Introduction and Overview - Projections and Other Forward-Looking Information" in Item 1 of Grace's 1999 Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Grace had no outstanding interest rate swap agreements on June 30, 2000. For further information concerning Grace's quantitative and qualitative disclosures about market risk, refer to Note 11 in the Consolidated Financial Statements in the 1999 Form 10-K.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         (a)      Note 2 to the interim consolidated financial statements in
                  Part I of this Report is incorporated herein by reference.

         (b) Reference is made to the section entitled "Asbestos Litigation" in Item 3 of the Company's 1999 10-K for information concerning the lawsuit Central Wesleyan College, et al. v. W. R. Grace, et al. In March 2000, the South Carolina District Court issued its final approval for the pending settlement and in June 2000 Grace made its final payment under the terms thereof.

         (c) In 1988 and 1990, Grace acquired whole life insurance policies ("COLI") on the lives of certain of its employees as part of a strategy to fund the cost of post retirement employee health care benefits and other long term liabilities. COLI premiums have been funded in part by loans issued against the cash surrender value of the COLI policies. The Internal Revenue Service is challenging the interest deductions claimed by Grace on its 1990 through 1992 tax returns relating to interest payments made on the COLI related loans. In July 2000 Grace paid $21.3 million of tax and interest related to this issue. Grace is currently under audit for the 1993-96 tax years. During those years Grace deducted approximately $122.1 million in interest attributable to the COLI policies. In 1996 legislation was enacted that phased out the tax benefits for COLI related interest deductions over a three-year period ending in 1998.) Grace believes it acquired the policies for a valid business purpose and that the interest deductions are in compliance with the tax regulations. The matter is currently under review in the Internal Revenue Service Appeals Office, where protest papers have been filed.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         The Company's 2000 Annual Meeting of Stockholders was held on May 10, 2000. At the Annual Meeting, the Company's stockholders (a) elected two Class II Directors for a term expiring in 2003; (b) ratified the selection of PricewaterhouseCoopers LLP as independent accountants of the Company and its consolidated subsidiaries for 2000; and (c) approved the Company's 2000 Stock Incentive Plan.

         The results of voting at the Annual Meeting are as follows:

                                                     VOTES

         MATTER                          FOR             AGAINST*    ABSTENTIONS
         ------                          ---             --------    -----------
         Election of Directors

              John F. Akers              60,862,400      958,379          0
              John J. Murphy             60,938,320      882,459          0


         Selection of Independent
           Accountants                   61,276,557      272,402       271,820


             Approval of Stock           28,276,190      26,098,549    833,255
                 Incentive Plan


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

                  4 First Amendment to 364-Day Credit Agreement dated as of May 5, 1999 among W. R. Grace & Co.-Conn.; W. R. Grace & Co.; the several banks parties thereto; Bank of America National Trust and Savings Association, as documentation agent; The Chase Manhattan Bank, as administrative agent for such banks; and Chase Securities Inc., as bank manager

                  10 W. R. Grace & Co. 2000 Stock Incentive Plan, as amended


                  15       Accountants' Awareness Letter

                  27       Financial Data Schedule

(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the first quarter and to date during the second quarter of 2000.

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          W. R. GRACE & CO.

                                                (Registrant)

Date: August 3, 2000                      By
                                             ------------------------------
                                                    Robert M. Tarola

                                                Chief Financial Officer
                                             (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------

     4 First Amendment to 264-day Credit Agreement dated as of May 5, 1999 among W. R. Grace & Co.-Conn.; W. R. Grace & Co.; the several banks parties thereto; Bank of America National Trust and Savings Association, as document agent; The Chase Manhattan Bank, as administrative agent for such banks; and Chase Securities, Inc., as bank manager

     10           W. R. Grace & Co. 2000 Stock Incentive Plan, as amended

     15           Accountants' Awareness Letter

     27.1         Financial Data Schedule