Form 10-Q
period 2000-09-30
W R GRACE & CO
filed 2000-11-16
CIK 1045309

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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



                           Yes    X                  No
                               --------                 ---------

65,418,232 shares of Common Stock, $.01 par value, were outstanding at October 31, 2000.


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

                    Consolidated Statement of Operations                                                I - 2

                    Consolidated Statement of Cash Flows                                                I - 3

                    Consolidated Balance Sheet                                                          I - 4

                    Consolidated Statement of Shareholders' Equity                                      I - 5

                    Consolidated Statement of Comprehensive Income                                      I - 5

                    Notes to Consolidated Financial Statements                                     I - 6 to I - 14

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of
Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of September 30, 2000, and the related consolidated statements of operations and of comprehensive income for each of the three-month and nine-month periods ended September 30, 2000 and September 30, 1999, the consolidated statement of shareholders' equity for each of the three-month and nine-month periods ended September 30, 2000, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2000 and September 30, 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 1, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1999, after the restatement described in
Note 2, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP
Baltimore, Maryland
November 16, 2000

  ================================================================================================================================
  W. R. GRACE & CO. AND SUBSIDIARIES                             THREE MONTHS ENDED                    NINE MONTHS ENDED
  CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)                  SEPTEMBER 30,                        SEPTEMBER 30,
  --------------------------------------------------------------------------------------------------------------------------------
  Amounts in millions, except per share amounts               2000               1999               2000               1999
                                                       ---------------------------------------------------------------------------
  Net sales.........................................         $  394.7          $ 372.2            $ 1,144.2         $ 1,090.6
  Other income......................................              7.0             10.4                 33.0              26.3
                                                       ---------------------------------------------------------------------------
                                                                401.7            382.6              1,177.2           1,116.9
                                                       ---------------------------------------------------------------------------

  Cost of goods sold, exclusive of depreciation
      and amortization shown separately below.......            233.0            213.3                666.9             635.7
  Selling, general and administrative expenses......             74.7             81.0                245.9             242.1
  Research and development expenses ................             11.2             10.6                 33.3              31.8
  Depreciation and amortization ....................             21.6             23.0                 65.9              67.8
  Interest expense and related financing costs .....              8.0              3.5                 20.2              11.4
                                                       ---------------------------------------------------------------------------
                                                                348.5            331.4              1,032.2             988.8
                                                       ---------------------------------------------------------------------------

  Income from continuing operations before income
      taxes.........................................             53.2             51.2                145.0             128.1
  (Provision for) income taxes .....................            (19.1)           (18.4)               (52.1)            (46.1)
                                                       ---------------------------------------------------------------------------

      INCOME FROM CONTINUING OPERATIONS.............             34.1             32.8                 92.9              82.0

  Income from discontinued operations, net of tax...             --                9.2                   --               5.7
                                                       ---------------------------------------------------------------------------

      NET INCOME ...................................         $   34.1          $  42.0            $    92.9         $    87.7
  ================================================================================================================================

  BASIC EARNINGS PER SHARE:
      Continuing operations ........................         $   0.51          $  0.46            $    1.38         $    1.16
      Net income....................................         $   0.51          $  0.59            $    1.38         $    1.24

  Weighted average number of basic shares ..........             66.7             71.2                 67.3              70.8

  DILUTED EARNINGS PER SHARE:
      Continuing operations ........................         $   0.51          $  0.44            $    1.36         $    1.11
      Net income ...................................         $   0.51          $  0.56            $    1.36         $    1.18

  Weighted average number of diluted shares ........             67.4             74.6                 68.4              74.1
  ================================================================================================================================


              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

==================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                                     NINE MONTHS ENDED
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)                                                         SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------------
Dollars in millions                                                                                 2000              1999
                                                                                              ------------------------------------
OPERATING ACTIVITIES
Income from continuing operations before income taxes ...................................         $ 145.0           $ 128.1
Reconciliation to net cash (used for) provided by operating activities:
     Depreciation and amortization ......................................................            65.9              67.8
     Gain on disposal of assets..........................................................            (4.4)             (3.8)
     Non-cash charge for pension ........................................................             --                1.9
     Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency exchange:
         Increase in notes and accounts receivable, net..................................           (24.1)            (12.5)
         Increase in inventories ........................................................            (3.6)             (4.6)
         (Increase) decrease in subordinated interest of accounts receivable sold .......            (0.5)             38.5
         Decrease in accounts payable ...................................................            (3.4)            (11.4)
         Decrease in accrued liabilities ................................................           (13.7)            (31.2)
         Expenditures for asbestos-related litigation ...................................          (196.2)            (94.0)
         Proceeds from asbestos-related insurance .......................................            55.9              53.7
         Expenditures for environmental remediation .....................................           (23.3)            (13.8)
         Expenditures for postretirement benefits .......................................           (15.1)            (14.8)
         Other ..........................................................................           (10.8)              5.8
                                                                                              ------------------------------------
     NET PRE-TAX CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES
     OF  CONTINUING OPERATIONS...........................................................           (28.3)            109.7
Net pre-tax cash used for retained obligations of discontinued operations................           (26.3)            (23.3)
                                                                                              ------------------------------------
     NET PRE-TAX CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES .......................           (54.6)             86.4
Income taxes paid, net of refunds .......................................................           (20.0)            (65.2)
                                                                                              ------------------------------------
     NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES ...............................           (74.6)             21.2
                                                                                              ------------------------------------

INVESTING ACTIVITIES
Capital expenditures ....................................................................           (41.4)            (54.4)
Businesses acquired in purchase transactions, net of cash acquired ......................           (48.1)             (0.5)
Investments in unconsolidated affiliates ................................................            (3.7)              --
Net investment in life insurance policies ...............................................           (18.0)              --
Net investing activities of discontinued operations .....................................             --              (54.1)
Net proceeds from divestments ...........................................................             --              183.0
Proceeds from disposals of assets .......................................................             8.7              20.5
                                                                                              ------------------------------------
     NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES ...............................          (102.5)             94.5
                                                                                              ------------------------------------

FINANCING ACTIVITIES
Borrowings under credit facilities, net of repayments ...................................           197.0             (32.2)
Repayment of long-term debt..............................................................           (24.7)              --
Exercise of stock options ...............................................................             5.8              25.3
Purchase of treasury stock ..............................................................           (43.0)            (58.7)
Net financing activities of discontinued operations .....................................             --              (27.5)
                                                                                              ------------------------------------
     NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES ...............................           135.1             (93.1)
                                                                                              ------------------------------------

Effect of currency exchange rate changes on cash and cash equivalents ...................           (12.1)             (2.2)
                                                                                              ------------------------------------
      (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..................................           (54.1)             20.4
Cash and cash equivalents, beginning of period ..........................................           199.8              65.3
                                                                                              ------------------------------------
Cash and cash equivalents, end of period ................................................         $ 145.7           $  85.7
==================================================================================================================================

SUPPLEMENTAL NONCASH DISCLOSURE:
       Obligation related to intangible assets of acquired business .....................         $  19.6               --
==================================================================================================================================


               The Notes to Consolidated Financial Statements are
                     an integral part of these statements.

=============================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                         SEPTEMBER 30,      December 31,
CONSOLIDATED BALANCE SHEET                                                                      2000              1999
                                                                                            (UNAUDITED)         (Restated)
=============================================================================================================================
Amounts in millions, except par value and shares

ASSETS
CURRENT ASSETS
Cash and cash equivalents .......................................................            $    145.7         $    199.8
Notes and accounts receivable, net ..............................................                 200.7              193.6
Inventories .....................................................................                 137.2              128.2
Deferred income taxes ...........................................................                  95.7              111.7
Asbestos-related insurance expected to be realized within one year ..............                  62.2               75.2
Other current assets.............................................................                  60.5               71.3
                                                                                         ------------------------------------
     TOTAL CURRENT ASSETS .......................................................                 702.0              779.8

Properties and equipment, net of accumulated depreciation and
     amortization of $909.0 (1999 - $908.3) .....................................                 598.3              617.3
Goodwill, less accumulated amortization of $7.3 (1999 - $7.2) ...................                  33.0               25.4
Cash value of life insurance policies, net of policy loans.......................                 104.9               81.6
Deferred income taxes ...........................................................                 325.3              328.3
Asbestos-related insurance expected to be realized after one year................                 253.7              296.2
Other assets ....................................................................                 387.7              346.5
                                                                                         ------------------------------------
     TOTAL ASSETS ...............................................................            $  2,404.9         $  2,475.1
                                                                                         ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt .................................................................            $     49.4         $     13.0
Accounts payable ................................................................                 117.8              124.1
Income taxes payable ............................................................                 122.5              146.7
Asbestos-related liability expected to be satisfied within one year..............                 168.6              199.3
Other current liabilities .......................................................                 256.9              286.3
                                                                                         ------------------------------------
     TOTAL CURRENT LIABILITIES ..................................................                 715.2              769.4

Long-term debt ..................................................................                 258.4              123.2
Deferred income taxes ...........................................................                  20.2               20.5
Asbestos-related liability expected to be satisfied after one year ..............                 729.3              884.7
Other liabilities ...............................................................                 568.2              566.2
                                                                                         ------------------------------------
     TOTAL LIABILITIES ..........................................................               2,291.3            2,364.0
                                                                                         ------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock issued, par value $.01; 300,000,000 shares authorized;
     outstanding: 2000 - 65,403,000 shares (1999 - 69,414,000) ..................                   0.8                0.8
Paid in capital .................................................................                 431.9              422.6
Accumulated deficit .............................................................                 (33.8)            (126.7)
Deferred compensation trust .....................................................                  (0.8)              (0.6)
Treasury stock, at cost:  11,443,900 common shares (1999 - 6,628,500) ...........                (136.4)             (89.1)
Accumulated other comprehensive loss ............................................                (148.1)             (95.9)
                                                                                         ------------------------------------
     TOTAL SHAREHOLDERS' EQUITY .................................................                 113.6              111.1
                                                                                         ------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................................            $  2,404.9         $  2,475.1
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

                                  Common Stock                                                  Accumulated
                                       and                         Deferred                        Other            TOTAL
                                     Paid in      Accumulated    Compensation     Treasury     Comprehensive     SHAREHOLDERS'
Dollars in millions                  Capital       Deficit           Trust         Stock           Loss             EQUITY
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000,
  as restated ..................     $  430.2       $  (67.9)     $   (0.8)     $   (124.2)    $   (129.3)         $   108.0
Net income .....................         --             34.1           --            --              --                 34.1
Purchase of common stock .......         --             --             --            (12.2)          --                (12.2)

Shares issued under stock plans           2.5           --             --            --              --                  2.5
Other comprehensive loss........         --             --             --            --             (18.8)             (18.8)
                                  ----------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000.....     $  432.7       $  (33.8)     $   (0.8)     $   (136.4)     $  (148.1)         $   113.6
--------------------------------------------------------------------------------------------------------------------------------


BALANCE, DECEMBER 31, 1999,
  as restated ..................     $  423.4       $ (126.7)     $   (0.6)     $    (89.1)     $   (95.9)         $   111.1
Net income .....................         --             92.9          --             --              --                 92.9
Purchase of common stock .......         --             --            --             (47.3)          --                (47.3)
Shares issued under stock plans           9.3           --            (0.2)          --              --                  9.1
Other comprehensive loss........         --             --            --             --            (52.2)             (52.2)
                                  ----------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000.....     $  432.7       $  (33.8)     $   (0.8)     $   (136.4)     $  (148.1)         $   113.6
================================================================================================================================


================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                   THREE MONTHS                NINE MONTHS
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)                               ENDED                      ENDED
                                                                                     SEPTEMBER 30,              SEPTEMBER 30,
================================================================================================================================
Dollars in millions                                                                2000        1999        2000        1999
                                                                                 -----------------------------------------------
NET INCOME.....................................................................    $ 34.1      $ 42.0      $  92.9    $ 87.7
                                                                                 -----------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments.......................................     (19.2)        4.1        (42.2)    (14.9)
Net unrealized (loss) gain on investment.......................................       0.4        (3.0)       (10.0)      0.9
                                                                                 -----------------------------------------------
Total other comprehensive income (loss)........................................     (18.8)        1.1        (52.2)    (14.0)
                                                                                 -----------------------------------------------
COMPREHENSIVE INCOME ..........................................................    $ 15.3      $ 43.1      $  40.7    $ 73.7
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

The results of operations for the three and nine-month interim periods ended September 30, 2000 are not necessarily indicative of the results of operations for the year ending December 31, 2000.

Grace has classified certain businesses as discontinued operations. Balance sheet information relating to a discontinued business is not restated for periods prior to the date of classification as a discontinued operation. Accordingly, "Net pre-tax cash used for retained obligations of discontinued operations" excludes the effects of changes in working capital of discontinued operations prior to their classification as such. The net investing and financing activities of discontinued operations represent cash flows of discontinued operations subsequent to the respective dates of such classifications.

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

-------------------------------------------------------------------------------
2.       PRIOR PERIOD RESTATEMENT
-------------------------------------------------------------------------------

The Company's financial statements as of December 31, 1998, have been restated to reflect management's reassessment of the realization of certain deferred tax assets. The effect of the restatement on the accompanying consolidated financial statements is as follows:


                                   JUNE 30, 2000            DECEMBER 31, 1999
                             -------------------------    ----------------------
                                   AS                         AS
(DOLLARS IN                   PREVIOUSLY       AS         PREVIOUSLY      AS
  MILLIONS)                    REPORTED      RESTATED      REPORTED    RESTATED
-------------                 ----------     --------     ----------   --------
Deferred income
  tax assets,
  noncurrent............                                  $  345.8     $  328.3
Total assets............                                   2,492.6      2,475.1
Income taxes
  payable...............                                     118.7        146.7
Total liabilities.......                                   2,366.0      2,364.0
Accumulated
  deficit...............       $   (22.4)    $  (67.9)       (81.2)      (126.7)
Total shareholders'
  equity................           153.5        108.0        156.6        111.1

The restatement had no effect on the Consolidated Statements of Operations or of Cash Flows for the year ended December 31, 1999, or for the three-month and nine-month periods ended September 30, 2000 and 1999. The restatement did not affect the financial position or results of operations of Grace's operating segments as previously reported.

-------------------------------------------------------------------------------
3.       ASBESTOS-RELATED LITIGATION
-------------------------------------------------------------------------------

Grace is a defendant in property damage and bodily injury lawsuits relating to previously sold asbestos-containing products and expects that it will be named as a defendant in additional asbestos-related lawsuits in the future. Grace was a defendant in 58,225 asbestos-related lawsuits on September 30, 2000 (seven involving claims for property damage, six claims involving attic insulation, and the remainder involving 121,263 claims for bodily injury), as compared to 50,342 lawsuits on December 31, 1999 (11 involving claims for property damage and the remainder involving 105,670 claims for bodily injury).

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

Through September 30, 2000 Grace had been served with 370 property damage cases
- 140 cases were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in seven cases for a total of $60.3 million; and 207 of these property damage cases were settled for a total of $696.8 million.

==============================================================
PROPERTY DAMAGE CASE ACTIVITY
==============================================================
Cases pending, December 31, 1999 .............          11
New cases filed ..............................          --
Settlements ..................................          (4)
Dismissals ...................................          --
                                                   -----------
     Cases pending, September 30, 2000                   7
==============================================================

ATTIC INSULATION LITIGATION

From January 2000 through September 2000 Grace was served with six class action lawsuits on behalf of owners of homes containing Zonolite attic fill insulation. These actions seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. While Grace has not completed its investigation of the claims described in these lawsuits, and therefore is not able to assess the extent of any possible liability related to these matters, it believes that this product is safe for its intended purpose and poses little or no threat to human health. In the second quarter 2000 Grace established a liability to cover its estimated defense costs for these cases.

BODILY INJURY LITIGATION

Bodily injury claims are generally similar to each other (differing primarily in the type of asbestos-related illness allegedly suffered by the plaintiff). However, Grace's estimated liability for such claims is influenced by numerous variables, including the solvency of other producers of asbestos-containing products, cross-claims by and the financial condition of co-defendants, the rate at which new claims are filed, the jurisdiction in which the filings are made, and the defense and disposition costs associated with these claims. Grace's bodily injury liability reflects management's estimate of the number and ultimate cost of present and future bodily injury claims expected to be asserted against Grace, given demographic assumptions of possible exposure to asbestos products manufactured by Grace.

Through September 30, 2000, approximately 15,400 asbestos bodily injury lawsuits involving approximately 33,800 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 52,000 lawsuits involving approximately 142,000 claims were disposed of (through settlement and judgments) for a total of $496.2 million.

==============================================================
BODILY INJURY CLAIM ACTIVITY
==============================================================
Claims pending, December 31, 1999 ............       105,670
New claims filed .............................        33,670
Settlements ..................................       (17,094)
Dismissals ...................................          (982)
Judgments ....................................            (1)
                                                   -----------
     Claims pending, September 30, 2000              121,263
==============================================================

In recent months, certain codefendant companies in bodily injury litigation have petitioned for reorganization under Chapter 11 of the Federal Bankruptcy Code. As a consequence, litigation against them (with some exceptions) has been stayed or restricted. The impact of these actions on Grace will depend on numerous factors, including how plaintiffs respond, how the bankruptcy court adjudicates the petitions, and the response of other co-defendants in asbestos-related litigation. Due to the uncertainties involved, the financial effect of these proceedings on Grace's bodily injury litigation cannot be estimated at this time.

In addition, new bodily injury claims for the first nine months of 2000 are significantly higher than the 1999 comparable period. This increase in claims may represent an acceleration of future claims already expected by Grace to be filed, or could represent an increase in total claims to be filed in the future. More time, experience and analysis is required to determine whether the number of future claims may be materially higher than Grace's current estimates and the impact this would have on Grace's future cash flow and recorded liability for future claims.

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

=============================================================
ESTIMATED LIABILITY FOR
ASBESTOS-RELATED LITIGATION       SEPTEMBER    December 31,
(Dollars in millions)              30, 2000        1999
=============================================================
Asbestos-related liability
  expected to be satisfied
  within one year..............   $   168.6    $     199.3
Asbestos-related liability
  expected to be satisfied
  after one year...............       729.3          884.7
                                 ------------- --------------
Total asbestos-related
  liability....................   $   897.9    $   1,084.0
=============================================================

The current portion of Grace's asbestos-related liability is based on management's estimate of indemnity payments and defense costs expected to be paid within one year.

ASBESTOS-RELATED INSURANCE

Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. Activity in Grace's notes receivable from insurance carriers and asbestos-related insurance receivable during the nine months ended September 30, 2000 was as follows:

=============================================================
ESTIMATED INSURANCE RECOVERY ON
ASBESTOS-RELATED LIABILITIES
(Dollars in millions)
-------------------------------------------------------------
NOTES RECEIVABLE
Notes receivable from insurance carriers,
  beginning of year, net of discount of $0.8...    $   5.3
Proceeds received under asbestos-related
  insurance settlements .......................       (3.2)
Current period amortization of discount .......        0.4
-------------------------------------------------------------
   Notes receivable from insurance carriers,
   end of quarter, net of discount of $0.4 ....        2.5
-------------------------------------------------------------

INSURANCE RECEIVABLE
Asbestos-related insurance receivable,
  beginning of  year ..........................      366.1
Proceeds received under asbestos-related
  insurance settlements .......................      (52.7)
-------------------------------------------------------------
   Asbestos-related insurance receivable, end
   of quarter .................................      313.4
-------------------------------------------------------------
    Total amounts due from insurance carriers        315.9
    Expected to be realized within one year ...      (62.2)
-------------------------------------------------------------
    Expected to be realized after one year ....    $ 253.7
=============================================================

Grace has settled with and has been paid by its primary insurance carriers with respect to both property damage and bodily injury cases and claims. Grace has also settled with certain excess insurance carriers that wrote policies available for property damage and bodily injury cases and claims; those settlements involve amounts paid and to be paid to Grace. In addition, Grace is involved in litigation with one of its primary insurance carriers with respect to coverage for liabilities related to Grace's former operations in Libby, Montana. Insurance coverage for asbestos-related liabilities has not been commercially available since 1985.

The asbestos-related insurance asset represents amounts expected to be received from carriers under settlement agreements for defense and disposition costs to be paid by Grace. Estimated insurance reimbursements relate directly to Grace's estimated liabilities for property damage and bodily injury cases and claims pending at September 30, 2000 and bodily injury claims expected to be filed in the future. Of the amount expected to be realized within one year of September 30, 2000, $25 million is for reimbursement of litigation and settlement costs paid.

Grace's ultimate exposure with respect to its asbestos-related cases and claims partly depends on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlement and litigation costs. In Grace's opinion, as long as the cost of asbestos related litigation follows historical experience, it is probable that recoveries from its insurance carriers (including amounts reflected in the receivable discussed above), along with other funds, will be available to satisfy the property damage, attic insulation and bodily injury cases and claims pending at September 30, 2000, as well as bodily injury claims expected to be filed in the future.

--------------------------------------------------------------------------------
4.       DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

CROSS COUNTRY STAFFING

In July 1999, the Company completed the sale of substantially all of its interest in Cross Country Staffing (CCS), a provider of temporary nursing and other healthcare services. The Company's investment in CCS had been accounted for under the equity method. The net pre-tax gain of $74.8 million ($32.1 million after-tax) and the operations of CCS prior to the sale are included in "Income from discontinued operations, net of tax" in the Consolidated Statement of Operations. For the third quarter of 1999, the results of CCS's operations were a loss of $13.3 million ($6.2 million after-tax). For the nine months ended September 30, 1999, the results of CCS's operations were a loss of $8.6 million ($4.0 million after-tax). Certain contingent liabilities, primarily related to tax liabilities of CCS, are being retained by the Company and are included in other current liabilities in the accompanying Consolidated Balance Sheet.

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

RETAINED OBLIGATIONS

Under certain divestiture agreements, the Company has retained contingent obligations that could develop into situations where accruals for estimated costs of defense or loss would be recorded in a period subsequent to divestiture under generally accepted accounting principles. The Company assesses its retained risks quarterly and accrues amounts estimated to be payable related to these obligations when probable and estimable. During the three months ended September 30, 1999, the Company revised its estimate of the outcome of certain of these retained contingent obligations based on current circumstances and, as a result, recorded an additional charge of $25.7 million ($16.7 million after tax). This charge is included in "Income from discontinued operations, net of tax" in the accompanying Consolidated Statement of Operations.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS

For the third quarter of 1999, the basic and diluted loss per share from discontinued operations was $0.13 and $0.12, respectively. For the nine months ended September 30, 1999, the basic and diluted loss per share from discontinued operations was $0.08 and $0.07 respectively.

--------------------------------------------------------------------------------
5.       ACQUISITIONS
--------------------------------------------------------------------------------

In January 2000, Grace acquired Crosfield Group's hydroprocessing catalyst business from Imperial Chemical Industries PLC. In March 2000, Grace acquired International Protective Coatings Corp., a supplier of firestops. In June 2000, Grace acquired the Ludox(R) colloidal silica business of the DuPont Company. In July 2000, Grace acquired the Hampshire Polymers Business from the Dow Chemical Company. Pro-forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.


--------------------------------------------------------------------------------
6.       OTHER INCOME
--------------------------------------------------------------------------------

Components of other income are as follows:

==============================================================
                             THREE MONTHS      NINE MONTHS
OTHER INCOME                    ENDED             ENDED
(Dollars in millions)       SEPTEMBER 30,     SEPTEMBER 30,
==============================================================
                             2000     1999    2000     1999
                           -----------------------------------
Investment income.........   $ 3.7    $  2.1  $ 13.7   $  6.7
Tolling revenue...........     0.8       0.6     3.0      2.9
Interest income...........     2.3       1.2     7.4      2.9
Net gains (losses) on
 dispositions of assets...    (0.8)      0.4     4.4      3.8
Other miscellaneous
 income ..................     1.0       6.1     4.5     10.0
--------------------------------------------------------------
    Total other income ...   $ 7.0    $ 10.4  $ 33.0   $ 26.3
==============================================================

--------------------------------------------------------------------------------
7.       OTHER  BALANCE SHEET ACCOUNTS
--------------------------------------------------------------------------------

=================================================================
                                     SEPTEMBER 30,  December 31,
(Dollars in millions)                    2000           1999
=================================================================

NOTES AND ACCOUNTS RECEIVABLE, NET
Trade receivables, less allowance
  of $4.0 (1999 - $3.8)............    $ 170.9      $  165.7
Other receivables, less allowance
  of $0.5 (1999 - $0.3)............       29.8          27.9
                                     ----------------------------
                                       $ 200.7      $  193.6
=================================================================
INVENTORIES
Raw materials .....................    $  34.3      $   34.9
In process ........................       21.8          16.7
Finished products .................       87.8          83.6
General merchandise ...............       19.8          20.2
Less:  Adjustment of certain
  inventories to a
  last-in/first-out (LIFO) basis         (26.5)        (27.2)
                                     ----------------------------
                                       $ 137.2      $  128.2
=================================================================
OTHER ASSETS
Plan assets in excess of defined
  benefit pension obligation.......    $ 315.8      $  298.9
Unamortized costs of overfunded
  pension plans ...................      (23.2)        (27.6)
Deferred charges ..................       49.7          52.4
Long-term receivables, less
  allowances of $0.8 (1999 - $0.8)         2.4           2.6
Investments in unconsolidated
  affiliates ......................        3.7          --
Patents, licenses and other
  intangible assets ...............       39.3          20.2
                                     ----------------------------
                                       $ 387.7      $  346.5
=================================================================
OTHER CURRENT LIABILITIES
Retained obligations of divested
  businesses ......................    $  66.1      $   85.1
Accrued compensation ..............       35.3          36.9
Costs of business restructurings           4.7          13.6
Environmental remediation .........       49.4          43.9
Accrued interest ..................        5.7           5.7
Other accrued liabilities .........       95.7         101.1
                                     ----------------------------
                                       $ 256.9      $  286.3
=================================================================
OTHER LIABILITIES
Other postretirement benefits .....    $ 194.3      $  201.4
Environmental remediation .........      142.6         171.6
Defined benefit obligation in
  excess of pension plan assets ...      155.5         161.8
Unamortized costs of underfunded
  pension plans ...................      (30.3)        (33.1)
Deferred compensation .............       29.3          32.1
Long-term self insurance reserve           6.1           7.8
Retained obligations of divested
  businesses ......................       11.9          14.0
Other accrued liabilities .........       58.8          10.6
                                     ----------------------------
                                       $ 568.2      $  566.2
=================================================================

The Company recognizes repairs and maintenance expenses on planned major maintenance activities in the period in which the expense is incurred.

--------------------------------------------------------------------------------
8.       LIFE INSURANCE
--------------------------------------------------------------------------------

Grace is the beneficiary of life insurance policies on current and former employees with net cash surrender value of $104.9 million at September 30, 2000. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over the next 40-plus years. The following table summarizes activity in these policies for the nine months ended September 30, 2000 and the year ended December 31, 1999:



=============================================================
ACTIVITY SUMMARY -
LIFE INSURANCE                  SEPTEMBER 30,  December 31,
(Dollars in millions)               2000           1999
=============================================================

Earnings on policy assets.....    $  27.3        $   31.6
Interest on policy loans......      (22.0)          (29.5)
Policy loan repayments........        4.7             3.4
Premiums......................        2.6             2.4
Net investing activity........       10.7            (3.3)
                                -----------------------------
   Change in net cash value...    $  23.3        $    4.6
=============================================================
Gross cash value..............    $ 445.4        $  432.4
Principal - policy loans......     (326.3)         (331.0)
Accrued interest - policy
 loans........................      (14.2)          (19.8)
                                -----------------------------
Net cash value................    $ 104.9        $   81.6
=============================================================
Insurance benefits in force...    $2,282.0       $2,309.0
=============================================================
Tax-free proceeds received....    $  17.1        $   15.3
=============================================================

Policy loans bore interest at an average annualized rate of 8.9% during the nine months ended September 30, 2000, compared to an average of 8.4% for the year ended December 31, 1999. Policy assets are invested primarily in general accounts of the insurance carriers and earned returns at an average annualized rate of 8.2% during the nine months ended September 30, 2000, compared to an average of 7.3% for the year ended December 31, 1999.

The Company's financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

-------------------------------------------------------------------------------
9.       DEBT
-------------------------------------------------------------------------------

On September 30, 2000, and December 31, 1999, the Company's short-term and long-term debt was as follows:

=============================================================
COMPONENTS OF DEBT              SEPTEMBER 30,  December 31,
(Dollars in millions)               2000           1999
=============================================================

SHORT-TERM DEBT
Bank borrowings ...............   $  36.2       $   --
Other short-term borrowings ...      13.2          13.0
                                -----------------------------
                                  $  49.4       $  13.0
                                =============================
LONG-TERM DEBT
Bank borrowings ...............   $ 250.0       $  89.7
8.0% Notes Due 2004............       5.7           5.7
7.4% Notes Due 2000............       --           24.7
7.75% Notes Due 2002...........       2.0           2.0
Sundry indebtedness............       0.7           1.1
                                -----------------------------
                                  $ 258.4       $ 123.2
=============================================================

In May 2000, Grace extended its $250.0 million credit facility under a 364-day credit agreement to May 2001. In addition, Grace maintains a $250.0 million long-term facility expiring in May 2003. These credit facilities contain covenants typical for credit facilities of their size and nature. At September 30, 2000, the Company had $250.0 million of bank borrowings outstanding under the long-term facility. The aggregate amount of net unused and unreserved borrowings under these credit facilities at September 30, 2000 was $250.0 million.

The short-term bank borrowings at September 30, 2000, are under uncommitted line of credit arrangements that the Company periodically accesses for temporary liquidity needs. These lines are payable on demand and bear interest at variable rates indexed to the London Interbank Offered Rate (LIBOR).

-------------------------------------------------------------------------------
10.       SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------

The Company is authorized to issue 300,000,000 shares of common stock. Of the common stock unissued on September 30, 2000, approximately 14,000,000 shares were reserved for issuance pursuant to stock options and other stock incentives. In the first nine months of 2000, the Company granted a total of 2,526,500 options with an average exercise price of $13.43. For the year ended December 31, 1999, the Company granted a total of 2,332,290 options with an average exercise price of $13.21.

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

In May 2000, the Company's Board of Directors approved a program to repurchase up to 12,000,000 of the Company's outstanding shares in the open market. Through September 30, 2000, the Company had acquired 1,753,600 shares of common stock for $12.2 million under the program (an average price per share of $6.98).

For additional information, see Notes 14 and 16 to the Consolidated Financial Statements in the 1999 Form 10-K.

-------------------------------------------------------------------------------
11.      EARNINGS PER SHARE
-------------------------------------------------------------------------------

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share from continuing operations.

==============================================================
EARNINGS PER SHARE            THREE MONTHS     NINE MONTHS
(Amounts in millions,            ENDED            ENDED
 except per share amounts)   SEPTEMBER 30,    SEPTEMBER 30,
==============================================================

                              2000    1999    2000     1999
                             ---------------------------------
NUMERATORS
  Income from continuing
     operations ...........   $ 34.1    32.8  $ 92.9   $ 82.0
                             =================================
DENOMINATORS
  Weighted average common
     shares - basic
     calculation ..........     66.7    71.2    67.3     70.8

  Effect of dilutive
  securities:
  Employee compensation-
       related shares .....      0.7     3.4     1.1      3.3
                             ---------------------------------

  Weighted average common
        shares - diluted
        calculation........     67.4   74.6     68.4     74.1
                             =================================

BASIC EARNINGS PER SHARE -
  CONTINUING OPERATIONS....   $ 0.51  $ 0.46  $ 1.38   $ 1.16
                             =================================

DILUTED EARNINGS PER SHARE
  - CONTINUING OPERATIONS..   $ 0.51  $ 0.44  $ 1.36   $ 1.11
==============================================================

-------------------------------------------------------------------------------
12.      COMPREHENSIVE INCOME
-------------------------------------------------------------------------------

The tables below present the pre-tax, tax and after-tax components of the Company's other comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2000 and 1999:

=============================================================
THREE MONTHS ENDED                        Tax       After-
SEPTEMBER 30, 2000           Pre-tax   (Expense)      Tax
(Dollars in millions)         Amount    Benefit     Amount
=============================================================

Change in unrealized gains
  (losses) on security.....   $   4.2    $ (1.4)     $  2.8
Reclassification
  adjustment for gains
  realized in net income...      (3.6)      1.2        (2.4)
                             --------------------------------
Net unrealized gain........       0.6      (0.2)        0.4
Foreign currency
  translation adjustments..     (19.2)     --         (19.2)
                             --------------------------------
Other comprehensive loss...   $ (18.6)   $ (0.2)    $ (18.8)
=============================================================
NINE MONTHS ENDED                         Tax       After-
SEPTEMBER 30, 2000           Pre-tax   (Expense)      Tax
(Dollars in millions)         Amount    Benefit     Amount
=============================================================

Change in unrealized gains
  (losses) on security.....   $  (7.5)   $  2.7     $  (4.8)
Reclassification
  adjustment for gains
  realized in net income...      (7.9)      2.7        (5.2)
                             --------------------------------
Net unrealized losses......     (15.4)      5.4       (10.0)
Foreign currency
  translation adjustments..     (42.2)     --         (42.2)
                             --------------------------------
Other comprehensive loss...   $ (57.6)   $  5.4      $(52.2)
=============================================================

=============================================================
THREE MONTHS ENDED                        Tax       After-
SEPTEMBER 30, 1999           Pre-tax   (Expense)      Tax
(DOLLARS IN MILLIONS)         Amount    Benefit     Amount
=============================================================
Change in unrealized gains
  (losses) on security.....   $  (2.1)   $  0.8      $ (1.3)
Reclassification
  adjustment for gains
  realized in net income...      (2.6)      0.9        (1.7)
                             --------------------------------
Net unrealized losses......      (4.7)      1.7        (3.0)
Foreign currency
  translation adjustments..       4.1      --           4.1
                             --------------------------------
Other comprehensive loss...   $  (0.6)   $  1.7      $  1.1
=============================================================
NINE MONTHS ENDED                         Tax       After-
SEPTEMBER 30, 1999           Pre-tax   (Expense)      Tax
(DOLLARS IN MILLIONS)         Amount    Benefit     Amount
=============================================================
Change in unrealized gains
  (losses) on security.....   $   9.5    $ (3.3)     $  6.2
Reclassification
  adjustment for gains
  realized in net income...      (8.1)      2.8        (5.3)
                             --------------------------------
Net unrealized gains.......       1.4      (0.5)        0.9
Foreign currency
  translation adjustments..     (14.9)     --         (14.9)
                             --------------------------------
Other comprehensive loss...   $ (13.5)   $ (0.5)    $ (14.0)
=============================================================



The table below presents the components of Grace's accumulated other comprehensive loss at September 30, 2000 and December 31, 1999:

==============================================================
COMPONENTS OF ACCUMULATED
OTHER COMPREHENSIVE LOSS
                                 SEPTEMBER 30,   December 31,
(Dollars in millions)                 2000           1999
==============================================================

Foreign currency translation
  adjustments .................  $  (148.3)      $  (106.1)
Net unrealized gains on
  investments .................        8.0            18.0
Minimum pension liability
  adjustments .................       (7.8)           (7.8)
                                 -----------------------------
Total accumulated other
  comprehensive loss...........  $  (148.1)      $   (95.9)
==============================================================

-------------------------------------------------------------------------------
13.      CONTINGENT LIABILITIES
-------------------------------------------------------------------------------

TAXES

The Internal Revenue Service (IRS), on a comprehensive national level, is challenging the deductibility of interest on policy loans related to corporate owned life insurance (COLI) policies for years prior to January 1, 1999. In July 2000 Grace paid $21.3 million of tax and interest related to this issue for tax years 1990 - 1992. Subsequent to 1992, Grace deducted approximately $163.2 million in interest attributable to the COLI policies. The Company is contesting the IRS' assertion on the grounds that these insurance policies and related loans had, and continue to have, an important and valid business purpose to fund current and future obligations of Grace.

The IRS also has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1995 related to CCHP, Inc., a subsidiary of Grace that formerly held a majority interest in Cross Country Staffing (CCS). The assessments were made in connection with a meal and incidental expense per diem plan for travelling healthcare personnel which was in effect through 1999. In July of 1999, Grace sold substantially all of its interest in CCS but retained the potential tax liability. The matter is currently in the U.S Court of Claims.

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

Grace is currently under audit for its U.S. Federal tax returns covering 1993 to 1996. Federal income tax returns for 1997 to 1999 are open and subject to future audits.

ENVIRONMENTAL

In February 2000, a class action lawsuit was filed in U.S. District Court in Missoula, Montana against Grace on behalf of all owners of real property situated within 12 miles from Libby, Montana that are improved private properties. The action alleges that the class members have suffered harm in the form of environmental contamination and loss of property rights resulting from Grace's former vermiculite mining and processing operations. The complaint seeks remediation, property damages and punitive damages. Grace has no reason to believe that its former activities caused damage to the environment or property. Apart from the lawsuit, Grace and the U.S. Environmental Protection Agency have undertaken remediation actions in Libby, Montana at two sites associated with the former Grace operations there.

ACCOUNTING FOR CONTINGENCIES

Although the outcome of the matters discussed above and in Note 3 cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under generally accepted accounting principles.

--------------------------------------------------------------------------------
14.      BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

The table below presents information related to Grace's business segments for the three-month and nine-month periods ended September 30, 2000 and 1999:

==============================================================
BUSINESS SEGMENT        THREE MONTHS         NINE MONTHS
  DATA                     ENDED                ENDED
(Dollars in             SEPTEMBER 30,        SEPTEMBER 30,
  millions)
==============================================================

                       2000      1999      2000       1999
                     -----------------------------------------
NET SALES
Davison Chemicals... $  192.6  $ 178.4   $   567.3  $   529.6
Performance
  Chemicals.........    202.1    193.8       576.9      561.0
                     -----------------------------------------

TOTAL............... $ 394.7   $ 372.2   $1,144.2   $1,090.6
                     =========================================
PRE-TAX OPERATING
  INCOME
Davison Chemicals... $  33.5   $ 33.2    $ 104.0    $    86.3
Performance
  Chemicals.........    30.6      31.2      80.8         80.0
                     -----------------------------------------

TOTAL...............  $ 64.1   $ 64.4    $  184.8   $   166.3
==============================================================

The table below presents information related to the geographic areas in which Grace operated for the three-month and nine-month periods ended September 30, 2000 and 1999:

==============================================================
GEOGRAPHIC AREA         THREE MONTHS         NINE MONTHS
  DATA                     ENDED                ENDED
(Dollars in             SEPTEMBER 30,        SEPTEMBER 30,
  millions)
==============================================================
                       2000      1999      2000       1999
                     -----------------------------------------
NET SALES
  United States..... $ 203.7   $ 187.3  $   587.1  $  546.0
  Canada and Puerto
          Rico......     9.3       8.9       27.1      24.5
  Germany...........    67.8      68.9      189.9     203.3
  Europe, other than
          Germany...    33.3      37.6      110.4     112.5
  Asia Pacific......    55.0      50.5      154.7     145.9
  Latin America.....    25.6      19.0       75.0      58.4
                     -----------------------------------------
TOTAL............... $ 394.7   $ 372.2  $ 1,144.2  $1,090.6
==============================================================

The pre-tax operating income for Grace's business segments for the three-month and nine-month periods ended September 30, 2000 and 1999 is reconciled below to amounts presented in the accompanying Consolidated Statement of Operations:

=============================================================
RECONCILIATION OF
BUSINESS                 THREE MONTHS        NINE MONTHS
SEGMENT DATA TO              ENDED              ENDED
FINANCIAL STATEMENTS     SEPTEMBER 30,      SEPTEMBER 30,
(Dollars in millions)
=============================================================

                         2000     1999      2000      1999
                       --------------------------------------
Pre-tax operating
  income - business
  segments...........   $  64.1  $ 64.4  $ 184.8   $ 166.3
Interest expense and
  related financing
  costs..............      (8.0)   (3.5)   (20.2)    (11.4)
Interest income......       2.3     1.2      7.4       2.9
Corporate operating
  costs..............     (11.1)  (15.5)   (33.3)    (39.5)
Other net............       5.9     4.6      6.3       9.8
                       --------------------------------------
INCOME FROM
  CONTINUING
    OPERATIONS BEFORE
    INCOME TAXES.....   $  53.2  $ 51.2  $ 145.0   $ 128.1
=============================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
CONTINUING OPERATIONS
-------------------------------------------------------------------------------

Grace is engaged in specialty chemicals and specialty materials businesses on a global basis. The principal business segments are Davison Chemicals, which produces catalysts and silica products, and Performance Chemicals, which produces construction chemicals, building materials and container products. Set forth below is a chart that lists key operating statistics and percentage changes for the three and nine month periods ended September 30, 2000 and 1999, which should be referenced when reading management's discussion and analysis of the results of continuing operations. The chart below, as well as the financial information presented throughout this discussion, divides Grace's financial results between "core operations" and "noncore activities." Core operations comprise the financial results of Davison Chemicals, Performance Chemicals and the costs of corporate activities that directly or indirectly support business operations. In contrast, noncore activities comprise all other events and transactions that are not directly related to the generation of customer revenue or the support of core operations. The Company's financial strategy is to maximize returns and cash flows from core operations to fund business growth and to provide resources to satisfy its obligations that remain from past businesses, products and events.





===================================================================================================================================

ANALYSIS OF CONTINUING OPERATIONS                            THREE MONTHS ENDED      % Change      NINE MONTHS ENDED     % Change
 (Dollars in millions)                                          SEPTEMBER 30,           Fav           SEPTEMBER 30,         Fav
                                                                                      (Unfav)                             (Unfav)
-----------------------------------------------------------------------------------------------------------------------------------

                                                               2000         1999                     2000        1999
                                                          --------------------------             ------------------------
NET SALES
    DAVISON CHEMICALS
    Refining catalysts...................................    $ 105.1     $  98.5      6.7%      $  318.3    $  292.2         8.9%
    Chemical catalysts...................................       30.2        28.0      7.9%          89.3        81.9         9.0%
    Silica products......................................       57.3        51.9     10.4%         159.7       155.5         2.7%
                                                          --------------------------------------------------------------------------
  TOTAL DAVISON CHEMICALS................................      192.6       178.4      8.0%         567.3       529.6         7.1%
                                                          --------------------------------------------------------------------------
    PERFORMANCE CHEMICALS
    Construction chemicals...............................       83.2        80.2      3.7%         237.0       222.3         6.6%
    Building materials...................................       57.1        54.9      4.0%         166.8       161.3         3.4%
    Container products...................................       61.8        58.7      5.3%         173.1       177.4        (2.4%)
                                                          --------------------------------------------------------------------------
  TOTAL PERFORMANCE CHEMICALS............................      202.1       193.8      4.3%         576.9       561.0         2.8%
                                                          --------------------------------------------------------------------------
TOTAL GRACE SALES - CORE OPERATIONS......................    $ 394.7     $ 372.2      6.0%      $1,144.2    $1,090.6         4.9%
====================================================================================================================================
PRE-TAX OPERATING INCOME:
    Davison Chemicals....................................    $  33.5     $  33.2      0.9%      $  104.0    $   86.3        20.5%
    Performance Chemicals................................       30.6        31.2     (1.9%)         80.8        80.0         1.0%
    Corporate operating costs............................      (11.1)      (15.5)    28.4%         (33.3)      (39.5)       15.7%
                                                          --------------------------------------------------------------------------
PRE-TAX INCOME FROM CORE OPERATIONS......................       53.0        48.9      8.4%         151.5       126.8        19.5%
                                                          --------------------------------------------------------------------------
PRE-TAX INCOME FROM NONCORE ACTIVITIES...................        5.9         4.6     28.3%           6.3         9.8       (35.7%)
Interest expense.........................................       (8.0)       (3.5)  (128.6%)        (20.2)      (11.4)      (77.2%)
Interest income..........................................        2.3         1.2     91.7%           7.4         2.9       155.2%
                                                          --------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES....       53.2        51.2      3.9%         145.0       128.1        13.2%
(Provision for) income taxes.............................      (19.1)      (18.4)    (3.8%)        (52.1)      (46.1)      (13.0%)
                                                          --------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS........................    $  34.1     $  32.8      4.0%      $   92.9    $   82.0        13.3%
====================================================================================================================================

KEY FINANCIAL MEASURES:
   Pre-tax income from core operations as a percentage
     of sales............................................       13.4%       13.1%     0.3 pts       13.2%       11.6%        1.6 pts
   Pre-tax income from core operations before
     depreciation and amortization.......................    $  74.6     $  71.9      3.8%       $ 217.4    $  194.6        11.7%
   As a percentage of sales..............................       18.9%       19.3%    (0.4) pts      19.0%       17.8%        1.2 pts
====================================================================================================================================
NET SALES BY REGION:
North America............................................    $ 213.0     $ 196.2      8.6%      $  614.2    $  570.4         7.7%
Europe...................................................      101.1       106.5     (5.1%)        300.3       315.9        (4.9%)
Asia Pacific.............................................       55.0        50.5      8.9%         154.7       145.9         6.0
Latin America............................................       25.6        19.0     34.7%          75.0        58.4         28.4%
                                                          --------------------------------------------------------------------------
TOTAL NET SALES..........................................    $ 394.7     $ 372.2      6.0%      $1,144.2    $1,090.6         4.9%
====================================================================================================================================

NET SALES

The following tables identify the increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation for the three-month and nine-month periods ended September 30, 2000.

==============================================================
                    THREE MONTHS ENDED SEPTEMBER 30, 2000 AS
NET SALES             A PERCENTAGE INCREASE (DECREASE) FROM
VARIANCE ANALYSIS     THREE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------
                     VOLUME   PRICE/MIX  TRANSLATION   TOTAL
                    ------------------------------------------
Davison Chemicals...
                       6.4%      6.5%       (4.9%)     8.0%
Performance
  Chemicals ........   7.4%     (0.7%)      (2.4%)     4.3%
Net sales...........   6.8%      2.8%       (3.6%)     6.0%
--------------------------------------------------------------
By Region:
  North America.....   6.6%      2.0%        0.0%      8.6%
  Europe............   1.2%      5.4%      (11.7%)    (5.1%)
  Asia Pacific......   9.5%      0.5%       (1.1%)     8.9%
  Latin America.....  35.3%      2.0%       (2.6%)    34.7%
==============================================================

==============================================================
                     NINE MONTHS ENDED SEPTEMBER 30, 2000 AS
NET SALES             A PERCENTAGE INCREASE (DECREASE) FROM
VARIANCE ANALYSIS     NINE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------
                     VOLUME   PRICE/MIX  TRANSLATION   TOTAL
                    ------------------------------------------
Davison Chemicals...
                       7.0%      4.9%       (4.8%)     7.1%
Performance
  Chemicals ........   4.9%     (0.1%)      (2.0%)     2.8%
Net sales...........   6.0%      2.3%       (3.4%)     4.9%
--------------------------------------------------------------
By Region:
  North America.....   4.9%      2.7%        0.1%      7.7%
  Europe............   3.6%      3.3%      (11.8%)    (4.9%)
  Asia Pacific......   5.1%      0.0%        0.9%      6.0%
  Latin America.....  32.9%     (1.4%)      (3.1%)    28.4%
==============================================================

In the third quarter of 2000, Grace's net sales increased 6.0% to $394.7 million compared to the same period in 1999. In the nine months ended September 30, 2000, Grace's net sales were $1,144.2 million, an increase of 4.9% over the prior year. Most of the increase in each period can be attributed to volume gains. Latin American volumes were particularly strong in each period due to a combination of refining catalyst business growth and the continued growth in construction chemicals sales from an acquisition in Chile in December 1999. The negative foreign currency effect on total Grace was experienced principally in Europe where sales were negatively impacted 11.7% for the quarter and 11.8% year-to-date due to the weakening of European currencies in relation to the U.S. dollar. In total, Grace's third quarter and year-to-date sales were supplemented by acquisitions in refining catalysts, silica products, construction chemicals, building materials and container products ($17.3 million for the quarter and $29.7 million year-to-date).


PRE-TAX INCOME FROM CORE OPERATIONS

Pre-tax income from core operations was $53.0 million for the third quarter of 2000, compared to $48.9 million for the third quarter of 1999, an 8.4% increase. This increase was driven primarily by a reduction in corporate operating costs over the 1999 third quarter. In 1999 Grace completed much of its corporate relocation. The impact of higher raw material costs, higher natural gas prices, higher freight costs and weakened European currencies caused pre-tax operating income from Davison Chemicals and Performance Chemicals to be essentially flat with the third quarter 1999. Pre-tax income from core operations was $151.5 million for the nine months ended September 30, 2000, compared to $126.8 million for the same period in 1999, a 19.5% increase. The increase in this period was driven primarily from lower corporate costs and by margin improvement in the Davison Chemicals segment.

Operating income of Davison Chemicals for the third quarter of 2000 was $33.5 million, up 0.9% versus 1999, and its operating margin of 17.4% was 1.2 percentage points less than the prior year. Operating income of Performance Chemicals for the third quarter of 2000 was $30.6 million, down 1.9% from 1999. However, the third quarter 1999 included an unusual gain of $1.3 million in Performance Chemicals related to the sale of plant assets in the United Kingdom. Excluding this unusual item, third quarter 2000 operating income increased 2.3% versus 1999 and the operating margin for third quarter 2000 was 15.1%, relatively flat as compared to third quarter 1999. Davison Chemicals had strong results for the nine months ended September 30, 2000 with operating margin of 18.3%, up 2.0 percentage points from prior year, reflecting the impact of higher revenues, improved product mix and productivity gains. Performance Chemicals results were relatively flat compared to the prior year with an operating margin of 14.0% (down 0.3 percentage point).

The following table identifies the percentage improvement in the cost per dollar of sales for each business segment and Grace's core operations in total for the nine-month period ended September 30, 2000. The index is calculated using 1998 as the base year and carving out selling price changes, currency movements and cost inflation in every year since the base year. The resulting change in cost per dollar of sales is Grace's productivity measure. Changes in product volume and mix remain in the productivity equation.

=============================================================
                                     NINE MONTHS ENDED
      PRODUCTIVITY INDEX               SEPTEMBER 30,
-------------------------------------------------------------
                                    2000           1999
                                -----------------------------

COST PER $ OF SALES ON A
CONSTANT $ BASIS WITH 1998 AS
BASE YEAR:

Davison Chemicals ............    $ .788        $ .829

Performance Chemicals.........      .845          .863

Corporate operating costs.....      .027          .033

-------------------------------------------------------------
Total core operations.........    $ .843        $ .879
-------------------------------------------------------------
PERCENTAGE IMPROVEMENT FROM
 PRIOR YEAR ..................       4.1%          4.4%
=============================================================

As reflected in the table above, on a constant dollar basis with 1998, Grace produced a 4.1% improvement during the nine months ended September 30, 2000. Most of the improvement was attributable to improvements in corporate costs, manufacturing processes and infrastructure integration.

Corporate operating costs include expenses incurred by corporate headquarters functions in support of core operations. During 1999, many of these functions were relocated from Boca Raton, Florida to the Davison Chemicals Headquarters in Columbia, Maryland. As such, the annual 1999 cost structure included incremental relocation costs, employee separation costs and duplicative salaries that occurred during the transition. Corporate operating costs in the third quarter of 2000 were $11.1 million, compared to $15.5 million in third quarter 1999, a 28.4% reduction. For the nine-month period ended September 30, corporate costs were $33.3 million in 2000 compared to $39.5 million in 1999, a 15.7% reduction.

PRE-TAX INCOME FROM NONCORE ACTIVITIES

The pre-tax income from noncore activities was $5.9 million and $4.6 million for the third quarter 2000 and 1999, respectively. Third quarter 1999 included net insurance proceeds of $2.5 million emanating from a shareholder suit offset by a charge of $1.8 million related to legal defense costs incurred on behalf of five former officers in connection with a lawsuit brought by the Securities and Exchange Commission while these officers were employed by Grace. The remainder of the increase after adjusting for these unusual items in 1999 is comprised of increased income generated on the Company's pension assets ($6.1 million in 2000 compared to $3.4 million in 1999) and increased revenue from marketable securities ($3.6 million in 2000 compared to $2.6 million in 1999) partially offset by accruals for legal and environmental matters primarily related to the Company's former operations in Libby, Montana. For the nine months ended September 30, 2000 income from noncore activities was $6.3 million, compared to $9.8 million for the same period in 1999. The income from noncore activities for the nine months ended September 30, 1999 included the net insurance proceeds and charge related to legal defense costs discussed above, $4.4 million gain from the sale of a corporate aircraft and a charge related to the settlement of a lawsuit with the Securities and Exchange Commission which required the Company to establish a $1.0 million educational fund for public sector programs to increase awareness and education relating to financial statements and generally accepted accounting principles.

INTEREST AND INCOME TAXES

Net interest expense for the third quarter of 2000 was $5.7 million, an increase of $3.4 million, or 147.8%, over the third quarter of 1999. Net interest expense for the nine months ended September 30, 2000 was $12.8 million, a 50.6% increase over the same period in 1999. The increase for both periods is attributable to an increased average debt level on Grace's revolving credit facilities. This increased average debt level was used to fund the share repurchase program, business acquisitions and working capital requirements.

The Company's effective tax rate was 36.0% for the three-month and nine-month periods ended September 30, 2000 and 1999.

DAVISON CHEMICALS

Recent Acquisitions

On January 31, 2000 Grace acquired Crosfield Group's hydroprocessing catalyst business from Imperial Chemical Industries PLC ("ICI"). This business had $2.1 million of sales in the third quarter of 2000 and $10.2 million of sales in the nine-month period ended September 30, 2000. In June 2000, Grace acquired the Ludox(R) colloidal silica business of the DuPont Company, sales from which accounted for $6.6 million in silica products for the third quarter 2000. These acquisitions have been accounted for as purchase business combinations, and accordingly, the results of operations of the acquired businesses have been included in the consolidated statement of operations from the date of their respective acquisitions.

Sales

Davison Chemicals is a leading global supplier of catalysts and silica products. Refining catalysts, which represents approximately 27.0% of the third quarter and nine-month year-to-date 2000 total Grace sales, include fluid cracking catalysts used by petroleum refiners to convert distilled crude oil into transportation fuels and other petroleum-based products, hydroprocessing catalysts which upgrade heavy oils and remove certain impurities, and chemical additives for treatment of feedstock impurities. In 1999, refining catalysts also represented approximately 27.0% of the third quarter and nine-month year-to-date sales. Chemical catalysts, which represent approximately 8.0% for both the third quarter 2000 and nine-month year-to-date total Grace sales, include polyolefin catalysts, (essential components in the manufacturing of polyethylene resins used in products such as plastic film, high performance plastic pipe and plastic household containers), autoexhaust catalyst systems and Raney(R) nickel catalysts. In 1999, chemical catalysts represented approximately 8.0% of the third quarter and nine-month year-to-date sales. Silica products, which represents approximately 14.0% of the third quarter 2000 and nine-month year-to-date total Grace sales are used in a wide variety of industrial and consumer applications such as coatings, food processing, plastics, adsorbents and personal care products. In 1999, silica products represented approximately 14.0% of the third quarter and nine-month year-to-date sales.

In the third quarter of 2000, refining catalysts sales were $105.1 million, an increase of 6.7% compared to the same period in 1999. For the nine months ended September 30, 2000, refining catalysts sales were $318.3 million, an increase of 8.9% compared to the same period in 1999. Excluding the ICI acquisition discussed above, refining catalysts sales for the third quarter 2000 were $103.0 million, or a 4.6% increase over third quarter 1999 and sales for the nine-month period were $308.1 million or 5.4% favorable to 1999. This increase is a result of volume gains experienced in all regions and favorable product mix.

Chemical catalysts sales increased 7.9% to $30.2 million in the third quarter of 2000 and increased 9.0% to $89.3 million for the nine months ended September 30, 2000 mainly due to strong growth in automotive washcoat materials, partially offset by a softer demand for polyolefin catalyst and negative currency translation, primarily in Europe.

Silica products sales for the third quarter and the nine-month period 2000 were up 10.4% and 2.7%, respectively, compared to the same period of 1999. Excluding the Ludox(R) acquisition discussed above, silica products sales declined 2.3% to $50.7 million in the third quarter 2000 as volume gains and favorable product mix were offset by negative currency translation. Excluding the negative impact of currency translations, third quarter sales were up 17.1% and nine-month period sales were up 9.3%. This negative translation effect is primarily due to the fact that a significant portion (45.0% of year-to-date sales) of this business is based in Europe.

Operating Earnings

Pre-tax operating income of $33.5 million for the third quarter 2000 was 0.9% better than third quarter 1999. Operating margins declined 1.2 percentage points to 17.4%, as rising natural gas prices and the weakening European currencies were only partially offset by productivity improvements realized through Six Sigma initiatives.

PERFORMANCE CHEMICALS

Recent Acquisitions

In December 1999, Grace acquired Sociedad Petreis S.A.'s "Polchem" concrete admixture and construction chemicals business from Cemento Polpaico S.A. Chile, an affiliate of Holderbank of Switzerland. For the third quarter and nine-month period 2000, this business had sales of $1.2 million and $3.9 million, respectively. In March 2000, Grace acquired International Protective Coatings Corp. (IPC). For the third quarter and nine-month period 2000, this business had sales of $1.7 and $3.3 million, respectively. In July 2000, Grace acquired the Hampshire Polymers Business from the Dow Chemical Company. For the third quarter 2000, this business had sales of $5.5 million. These acquisitions have been accounted for as purchase business combinations, and accordingly, the results of operations of the acquired businesses have been included in the consolidated statement of operations from the date of their respective acquisitions.

Sales

Performance Chemicals was formed in 1999 by combining the previously separate business segments of Grace Construction Products and Darex Container Products. These businesses were consolidated under one management team to capitalize on infrastructure synergies from co-location of headquarters and production facilities around the world. The major product groups of this business segment include specialty construction chemicals and specialty building materials used primarily by the nonresidential construction industry; and container sealants and coatings for food and beverage packaging, and other related products. Grace's construction chemicals product group, which represents approximately 21.0% of third quarter 2000 and nine-month period 2000 total Grace sales add strength, control corrosion, and enhance the handling and application of concrete, cement, and masonry products. In 1999, construction chemicals represented approximately 20.0% of the third quarter and nine-month year-to-date sales. Grace's building materials product group, which represents approximately 14.0% of the third quarter

2000 and nine-month period total Grace sales, prevent water damage to structures and protect structural steel against collapse due to fire. In 1999, building materials represented approximately 15.0% of the third quarter and nine-month year-to-date sales. Grace's container product group, which represents approximately 16.0% of the third quarter 2000 and nine-month period total Grace sales, includes compounds that seal beverage and food cans, and glass and plastic bottles, and protect metal packaging from corrosion and the contents from the influences of metal. In 1999, container products represented approximately 16.0% of the third quarter and nine-month year-to-date sales.

In the third quarter of 2000, sales of construction chemicals were $83.2 million, an increase of 3.7% over the same period in 1999. For the nine months ended September 30, 2000, sales of construction chemicals were $237.0 million, an increase of 6.6% over the same period in 1999. Excluding the "Polchem" acquisition discussed above, third quarter 2000 sales for construction chemicals were $82.0 million, or a 2.2% increase over third quarter 1999, and nine-month period 2000 sales were $233.1 million, or a 4.9% increase over the same period in 1999. This increase was driven by penetration of high performance products in all three product areas, especially durable concrete and value added water reducers programs. The negative effect of European currency translation partially offset these increases.

Sales of building materials in the third quarter of 2000 increased 4.0% to $57.1 million compared to third quarter 1999. This growth was attributable to new product sales in fire protection and volume gains in roofing underlayments. Currency translation in Europe and weak construction activity in the United Kingdom partially offset these gains. For the nine months ended September 30, 2000, sales increased 3.4% to $166.8 million. Excluding the IPC acquisition discussed above, third quarter 2000 sales of building materials were $55.4 million, or a 0.9% increase over third quarter 1999, and nine-month period 2000 sales were $163.5 million, essentially flat over the same period in 1999.

Sales of container products increased 5.3% for the third quarter 2000 while sales decreased 2.4% for the nine months ended September 30, 2000. The acquisition of Hampshire polymers drove increases in the third quarter as volume gains in can sealing and coatings were more than offset by unfavorable foreign exchange in both the third quarter and nine months ended September 2000. Excluding the negative impacts of currency translations, sales were up 9.5% and 1.3% compared to third quarter 1999 and nine months ended September 30, 1999, respectively.

Operating Earnings

Pre-tax operating income decreased 1.9% to $30.6 million in the third quarter of 2000. Pre-tax operating income in the third quarter of 1999 included a gain on the sale of plant assets in the United Kingdom of $1.3 million. Excluding this unusual item, operating income in the third quarter of 2000 increased 2.3%. This increase is primarily due to volume gains and productivity efficiencies realized through Six Sigma initiatives offset by higher transportation costs in construction chemicals and higher petroleum based raw material costs in building materials and container products.

--------------------------------------------------------------------------------
DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

CROSS COUNTRY STAFFING

In July 1999, the Company completed the sale of substantially all of its interest in Cross Country Staffing (CCS), a provider of temporary nursing and other healthcare services. The net pre-tax gain of $74.8 million ($32.1 million after-tax) and the operating results of CCS prior to the sale are included in "Income from discontinued operations, net of tax" in the Consolidated Statement of Operations. For the third quarter of 1999, the results of CCS's operations were a loss of $13.3 million ($6.2 million after-tax). For the nine months ended September 30, 1999, the results of CCS's operations were a loss of $8.6 million ($4.0 million after-tax).

PACKAGING BUSINESS

On March 31, 1998, a predecessor of the Company completed a transaction in which its flexible packaging business was combined with Sealed Air Corporation. Results from discontinued operations for the nine months ended September 30, 1999 included a $9.1 million expense ($5.7 million after-tax) for a related pension plan settlement loss.

RETAINED OBLIGATIONS

Under certain divestiture agreements, the Company has retained contingent obligations that could develop into situations where accruals for estimated costs of defense or loss would be recorded in a period subsequent to divestiture under generally accepted accounting principles. The Company assesses its retained risks quarterly and accrues amounts estimated to be payable related to these obligations when probable and estimable. During the third quarter 2000, Grace recognized $2.1 million net of after-tax earnings from discontinued operations related to reversal of environmental reserve (see the discussion on environmental matters for more detail). During the third quarter of 2000, Grace revised its estimate of the outcome of certain retained obligations based on current circumstances and as a result, recorded an additional charge of $3.2 million ($2.1 million after-tax). During the three months ended September 30, 1999, the Company revised its estimate of the outcome of certain of these retained contingent obligations based on current circumstances and, as a result, recorded an additional charge of $25.7 million ($16.7 million after tax).

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

=================================================================
CORE OPERATIONS                      SEPTEMBER 30,  December 31,
(Dollars in millions)                    2000          1999
-----------------------------------
CAPITAL INVESTED IN CORE OPERATIONS
=================================================================

BOOK VALUE OF INVESTED CAPITAL
Receivables .......................  $   194.2      $   181.9
Inventory .........................      137.2          128.2
Properties and equipment, net .....      592.5          611.2
Intangible assets and other........      407.8          345.9
-----------------------------------------------------------------
ASSETS SUPPORTING CORE OPERATIONS..  $ 1,331.7      $ 1,267.2
Accounts payable and accruals......     (327.3)        (358.1)
-----------------------------------------------------------------
CAPITAL INVESTED IN CORE OPERATIONS  $ 1,004.4      $   909.1
After-tax return on average
     invested capital (trailing
     four quarters)................       13.4%          12.5%
=================================================================
                                         NINE MONTHS ENDED
NET CASH FLOW FROM CORE OPERATIONS         SEPTEMBER 30,
                                    -----------------------------
                                       2000         1999
=================================================================
CASH FLOWS:
Pre-tax operating income ..........  $   151.5      $   126.8
Depreciation and amortization .....       65.9           67.8
-----------------------------------------------------------------
PRE-TAX EARNINGS BEFORE
DEPRECIATION AND AMORTIZATION .....      217.4          194.6
Working capital changes ...........      (31.1)         (28.5)
Changes in other
assets/liabilities ................      (67.5)         (47.5)
-----------------------------------------------------------------
CASH FLOW BEFORE INVESTMENT .......      118.8          118.6
Capital expenditures ..............      (38.8)         (54.4)
Businesses acquired ...............      (51.8)          (0.5)
Sale of receivables ...............       (0.5)          38.5
-----------------------------------------------------------------
NET CASH FLOW  FROM CORE
OPERATIONS ........................  $    27.7     $   102.2
=================================================================

The Company has a net asset position supporting its core operations of $1,004.4 million at September 30, 2000 compared to $909.1 million at December 31, 1999 including the cumulative translation account reflected in Shareholders' Equity of $148.2 million at September 30, 2000 and $106.1 million at December 31, 1999. Weighted average capital on a trailing twelve-month basis was $973.0 million. The change in the net asset position is primarily due to the net assets resulting from business acquisitions, including goodwill, an increase in deferred pension costs and a reduction in core liabilities due to payments made in the first quarter of 2000, including the payment of accruals that had built up over the course of the prior fiscal year for items such as bonuses, customer rebates and taxes. After-tax return on capital invested in core operations (calculated based on a trailing four quarters) increased 0.9 percentage points.

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

=================================================================
NONCORE ACTIVITIES                  SEPTEMBER 30,  December 31,
                                        2000           1999
(Dollars in millions)                               (Restated)
-----------------------------------
NET NONCORE LIABILITY
=================================================================

BOOK VALUE OF ASSETS AVAILABLE
TO FUND NONCORE OBLIGATIONS:
Cash and other financial assets .... $  292.1       $  345.8
Properties and investments .........     11.2            8.8
Asbestos-related insurance
receivable .........................    315.9          371.4
Tax assets, net.....................    308.2          318.3

-----------------------------------------------------------------
ASSETS AVAILABLE TO FUND NONCORE
   OBLIGATIONS......................    927.4        1,044.3
-----------------------------------------------------------------
Noncore liabilities:
Asbestos-related litigation.........   (897.9)      (1,084.0)
Environmental remediation...........   (192.0)        (215.5)
Postretirement benefits.............   (194.3)        (201.4)
Retained obligations and other......    (78.0)         (99.1)
-----------------------------------------------------------------
TOTAL NONCORE LIABILITIES........... (1,362.2)      (1,600.0)
-----------------------------------------------------------------
NET NONCORE LIABILITY............... $ (434.8)      $ (555.7)
=================================================================

NET CASH FLOW  FROM NONCORE              NINE MONTHS ENDED
     ACTIVITIES                            SEPTEMBER 30,
                                   ------------------------------
                                      2000           1999
=================================================================

Pre-tax income from noncore
     activities..................... $    6.3       $    9.8
Proceeds from noncore asset sales ..      6.3           20.4
Other changes.......................     (1.1)          (0.5)
Cash spending for:
  Asbestos-related litigation,
     net of insurance recovery......   (140.3)         (40.3)
  Environmental remediation.........    (27.9)         (18.6)
  Postretirement benefits...........    (15.1)         (14.8)
  Retained obligations and other....    (15.0)         (71.4)
-----------------------------------------------------------------
TOTAL SPENDING FOR NONCORE
     LIABILITIES ...................   (198.3)        (145.1)
-----------------------------------------------------------------
NET CASH FLOW OF NONCORE
     ACTIVITIES .................... $ (186.8)      $ (115.4)
=================================================================

The table above displays the book value of Grace's noncore liabilities and the assets available to fund those liabilities at September 30, 2000 and December 31, 1999. Each liability has different characteristics, risks and expected liquidation profile. Taken together, these liabilities represent $1,362.2 million of Grace's total liabilities as reflected on its consolidated balance sheet at September 30, 2000. Assets available to fund noncore liabilities consist of cash and cash equivalents, net cash value of life insurance where Grace is the beneficiary, property and investments not used in core operations, insurance coverage for asbestos-related litigation and net tax assets related to noncore liabilities. These assets, which in the aggregate total $927.4 million at September 30, 2000, are not required to support base core operating activities and, thus, are available to fund noncore liabilities.

ASBESTOS-RELATED MATTERS

Grace is a defendant in lawsuits relating to previously sold asbestos-containing products. Grace paid $89.5 million and $140.3 million for the defense and disposition of asbestos-related property damage and bodily injury litigation, net of amounts received under settlements with insurance carriers, during the third quarter 2000 and nine months ended September 30, 2000, respectively. In 1999, Grace paid a net of $10.6 million and $40.3 million during the third quarter and nine months ended September 30, respectively. The amount of spending in 2000 is consistent with Grace's expectation that spending throughout 2000 will be higher than 1999 due to the timing and adjudication of certain cases. At September 30, 2000 Grace's net current liability (that which is expected to be paid within twelve-months) for asbestos related litigation is $106.4 million compared to $124.1 million at December 31, 1999.

The Consolidated Balance Sheet at September 30, 2000 reflects a net liability after insurance and after tax benefits of $371.1 million. Total amounts due from insurance carriers of $315.9 million are pursuant to settlement agreements with insurance carriers and net tax assets of $210.9 million relate to future net tax deductions for asbestos-related matters. The net present value of such net liability (based on cash flow projections that span nearly 40 years - inherently imprecise but representing management's best current estimate) is approximately $270 million (discounted at 5.2% - estimated after-tax investment rate) at September 30, 2000.


See Note 3 to the Consolidated Financial Statements for further information concerning asbestos-related lawsuits and claims, including factors that could cause management to change liability estimates.

ENVIRONMENTAL MATTERS

Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace made cash payments to remediate environmentally impaired sites during the third quarter 2000 and 1999 of $9.1 million and $3.7 million, respectively, and during the nine-month period 2000 and 1999 of $27.9 million and $18.7 million, respectively. During 2000, a $10.8 million ($7.0 million after-tax) charge for discontinued operations was taken to fund the estimated cost to remediate one site identified to be environmentally impaired. During the third quarter 2000, Grace identified savings related to four specific sites. As a result, Grace reversed $6.4 million of environmental reserve and recognized $4.1 million after-tax earnings from discontinued operations. At September 30, 2000 Grace's liability for environmental investigatory and remediation costs related to continuing and discontinued operations totaled $192.0 million, as compared to $215.5 million at December 31, 1999. In the nine-month period 2000, cash payments were higher than the same period of 1999 due to a settlement for a particular site which was made in the first quarter 2000. Grace's estimate of pre-tax cash outlays for remediation costs over the next twelve-months is $49.4 million.

Grace is in litigation with two insurance carriers regarding the applicability of the carriers' policies to environmental related costs. The outcome of such litigation, as well as the amounts of any recoveries that Grace may receive, is presently uncertain. Accordingly, Grace has not recorded a receivable with respect to such insurance coverage.

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

Spending under this program during the third quarter 2000 was $5.0 million and during the nine-month period 2000 was $15.1 million. This amount is consistent with expected spending of approximately $21 million for the year ended December 31, 2000. Grace's recorded liability of $194.2 million at September 30, 2000 is stated at net present value discounted at 8%.

RETAINED OBLIGATIONS OF DIVESTED BUSINESSES

The principal retained obligations of divested businesses relate to contractual indemnification and to contingent liabilities not passed on to the new owner. At September 30, 2000, Grace had recorded $78.0 million to satisfy such obligations. Of this total, $11.5 million will be paid over periods ranging from 2 to 10 years. The remainder represents estimates of probable cost to satisfy specific contingencies expected to be paid within one year.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

====================================================================
CHANGES IN LIQUIDITY POSITION
(Dollars in millions)
====================================================================
                             Cash
                             Value               Net       Unused
                            of Life              Cash/     Credit
                   Cash    Insurance  (Debt)    (Debt)   Facilities
====================================================================
Beginning
   of year.....  $ 199.8   $ 81.6   $(136.2)  $ 145.2   $ 410.0
September
   30, 2000....    145.7    104.9    (307.8)    (57.2)    250.0
-------------------------------------------------------

   Change......  $ (54.1)  $ 23.3   $(171.6)  $(202.4)
====================================================================

The increase in net (debt) as reflected in the above table was primarily used to fund capital expenditures and investments in acquired businesses of $93.2 million and discreet noncore liabilities (those that are not continuing or likely to reoccur) of $104.1 million.

Cash flows from core operations before investment during the nine months ended September 30, 2000 was an inflow of $118.8 million compared to an inflow in the same period of 1999 of $118.6 million. Net cash flows from core operations during the nine months ended September 30, 2000 and 1999 were $27.7 million and $102.2 million respectively. This reduction in net cash flows from core operations is primarily attributable to investments in businesses acquired of $51.8 million and a reduction of $39.0 million in cash received related to the sale of receivables. This sale of receivables generated an inflow of cash beginning in the fourth quarter 1998 and completed in the first quarter of 1999 with a $39 million inflow for the 1999 year-to-date. Following the first quarter of 1999, the net cash flow generated by the sale of receivables program remains at a constant level.

The net cash flow of noncore activities was $(186.8) million in the nine-month period 2000 compared to $(115.4) million in the nine-month period 1999. The timing of these expenditures is impacted in part by Grace's legal and cash management strategies. Postretirement benefit payments were consistent with the prior year as these payments are based on comparable year-over-year benefit programs. In the nine months ended September 30, 2000, the payments for retained obligations of divested businesses and other matters were favorable by $56.4 million compared to 1999. This is primarily attributable to the timing of tax payments and refunds related to noncore activities. Net cash flow of noncore activities in 1999 also included the $20.4 million of proceeds from sale of the corporate aircraft.

Cash flows used for investing activities during the nine-month period 2000 were $102.5 million, compared to $94.5 million of cash provided by investing activities during 1999. This decrease is primarily attributable to net cash proceeds of $128.9 million from the sale of Cross County Staffing (CCS). The sale of CCS occurred in the third quarter of 1999. Net cash outflow during 2000 was impacted by capital expenditures, $48.1 million for business acquisitions, and $18.0 million net investment in life insurance policies partially offset by $8.7 million of proceeds from disposals of assets. Total capital expenditures during the nine-month period 2000 and 1999 were $41.4 million and $54.4 million, respectively, substantially all of which was directed toward the business segments. In addition to the impact of the CCS sale and capital expenditures, both of which are discussed above, the net cash inflow during 1999 was impacted by the proceeds from the sale of the corporate aircraft ($20.4 million).

Net cash provided by financing activities during the nine-month period 2000 was $135.1 million, principally representing $197.0. million in net borrowings against the Company's credit facility partially offset by a $24.7 million repayment of long-term debt and $43.0 million used to purchase shares of the Company's stock. The net borrowings against the credit facility were used primarily to pay long-term debt, to fund business acquisitions and capital expenditures and to repay certain discreet noncore obligations. Net cash used by financing activities during 1999 was $93.1 million, principally representing $32.2 million used to repay borrowings under credit facilities and $58.7 million used to purchase the Company's stock.

At September 30, 2000, Grace had committed borrowing facilities totaling $500.0 million, consisting of $250.0 million expiring in May 2001 and $250.0 million under a long-term facility expiring in May 2003. These facilities support the issuance of commercial paper and bank borrowings, of which $250.0 million was outstanding at September 30, 2000. The aggregate amount of net unused and unreserved borrowings under short-term and long-term facilities at September 30, 2000, was $250.0 million. Total debt was $307.8 million at September 30, 2000, an increase of $171.6 million from December 31, 1999. In addition, at September 30, 2000, Grace had uncommitted line of credit arrangements aggregating $85.0 million in available capacity that is used from time-to-time to satisfy temporary liquidity needs. Amounts outstanding under these arrangements totaled $36.2 million as of September 30, 2000. These lines are subject to repayment on demand.

Grace is the beneficiary of life insurance policies on current and former employees with benefits in force of approximately $2,282 million and net cash surrender value of $104.9 million at September 30, 2000, comprised of $445.4 million in policy gross cash value offset by $340.5 million of principal and accrued interest on policy loans. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flows (primarily tax-free) over the next 40-plus years.

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

Grace employees currently receive salaries, incentive bonuses, other benefits, and stock options. Each stock option granted under the Company's stock incentive plan has an exercise price equal to the fair market value of the Company's common stock on the date of grant. In the first nine months of 2000, the Company granted a total of 2,526,500 options with an average exercise price of $13.43. Poor stock price performance or other factors could diminish the value of the option program to current and prospective employees and cause the Company to change its long-term incentive compensation program into more of a cash-based program.

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

In May 2000, the Company's Board of Directors approved a program to repurchase up to 12,000,000 of the Company's outstanding shares in the open market. Through September 30, 2000, the Company had acquired 1,753,600 shares of common stock for $12.2 million under the program (an average price per share of $6.98).

Grace believes that its current cash position together with cash flow generated from core operations, assets available to fund noncore obligations and committed borrowing facilities will be sufficient to meet its cash requirements and fund business growth for the foreseeable future. However, the recent petitions under Chapter 11 of the Federal Bankruptcy Code by certain companies involved in asbestos bodily injury litigation (discussed in Note 3 to the Consolidated Financial Statements) may negatively impact the credit ratings and available credit sources of other defendants in asbestos-related litigation, including Grace. Grace's ability to fund its strategic growth initiatives and to discharge its liabilities is dependent upon Grace's lenders and insurers providing continued support and coverage at levels consistent with those available to Grace at September 30, 2000.


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


--------------------------------------------------------------------------------
FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. In addition to the uncertainties referred to in Management's Discussion and Analysis of Results of Operations and Financial Condition and in Note 3 to the Consolidated Financial Statements, other uncertainties include the impact of worldwide economic conditions; pricing of both the Company's products and raw materials; customer outages and customer demand; factors resulting from fluctuations in interest rates and foreign currencies; the impact of competitive products and pricing; success of Grace's process improvement initiatives; and the impact of tax and legislation and other regulations in the jurisdictions in which the Company operates. Also, see "Introduction and Overview - Projections and Other Forward-Looking Information" in Item 1 of Grace's 1999 Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Grace had no outstanding financial derivative instruments on September 30, 2000. For further information concerning Grace's quantitative and qualitative disclosures about market risk, refer to Note 11 in the Consolidated Financial Statements in the 1999 Form 10-K.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         (a)      Note 3 to the interim consolidated financial statements in
                  Part I of this Report is incorporated herein by reference.

         (b) Reference is made to the section entitled "U.S. Justice Department Lawsuit" in Item 3 of the Company's 1999 10-K for information concerning a lawsuit alleging that Baker & Taylor Books, a book wholesaler sold by Grace in 1992, overcharged public schools, libraries and federal agencies. On July 31, 2000 Grace and the plaintiffs entered into a settlement agreement pursuant to which Grace paid the plaintiffs a total of $9.25 million.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         (a) Exhibits. The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q.

                  10 Letter Agreement dated July 5, 2000 between P. J. Norris, on behalf of W. R. Grace & Co., and David B. Siegel

                  15       Accountant's Awareness Letter

                  27       Financial Data Schedule


         (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the third quarter and to date during the fourth quarter of 2000.

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

                                              W. R. GRACE & CO.
                                              -----------------
                                                (Registrant)



Date: November 16, 2000                   By /s/ Robert M. Tarola
                                             --------------------
                                                 Robert M. Tarola
                                              Chief Financial Officer
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION OF EXHIBIT

   10 Letter Agreement dated July 5, 2000 between P. J. Norris, on behalf of W. R. Grace & Co., and David B. Siegel

   15             Accountant's Awareness Letter

   27             Financial Data Schedule