Form 10-K/A
period 1999-12-31
W R GRACE & CO
filed 2000-12-04
CIK 1045309

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                    FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of the previously filed 1999 Form 10-K. [X]

The aggregate market value of W. R. Grace & Co. voting stock held by nonaffiliates was approximately $668,308,406 at March 13, 2000.

At March 13, 2000, 67,186,224 shares of W. R. Grace & Co. Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

W. R. Grace & Co. is incorporating by reference into Part III of the previously filed 1999 Annual Report on Form 10-K specified portions of its Proxy Statement for its Annual Meeting of Stockholders held May 10, 2000.

                                PORTIONS AMENDED

The Registrant hereby amends Part II -- Items 6, 7, 7A and 8 and Part IV --
Item 14 contained in its report on Form 10-K for the fiscal year ended December 31, 1999 for the restatement of the Registrant's consolidated financial statements as of December 31, 1999 and 1998, and for the year ended December 31, 1998. Except as set forth in Items 6, 7, 7A, 8 and 14 below, no other changes are made to the Registrant's report on Form 10-K for the fiscal year ended December 31, 1999.

                                TABLE OF CONTENTS

PART II...........................................................................................................1
          Item 6.     Selected Financial Data.....................................................................1
          Item 7.     Management's Discussion and Analysis of Results of Operations and Financial Condition.......1
          Item 7A.    Quantitative and Qualitative Disclosures About Market Risk..................................1
          Item 8.     Financial Statements and Supplementary Data.................................................1

PART IV...........................................................................................................2
          Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................2

SIGNATURES........................................................................................................5

FINANCIAL SUPPLEMENT............................................................................................F-1

                                    PART II


ITEM 6. SELECTED FINANCIAL DATA

         The information called for by this Item appears under the heading "Financial Summary" (page F-29 of the Financial Supplement) and in Notes 3, 4, 11, 14 and 16 to the Consolidated Financial Statements (pages F-10, F-12, F-17, F-20 and F-22 of the Financial Supplement) which is incorporated herein by reference. In addition, Exhibit 12 to this Report (page F-42 of the Financial Supplement) contains the ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends for Grace for the years 1995-1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information called for by this Item appears on pages F-30 to F-40 of the Financial Supplement, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information called for by this Item appears in Notes 11 and 12 to the Consolidated Financial Statements (page F-17 of the Financial
Supplement), which is incorporated herein by reference.

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

   10.19      Form of Restricted Share Award Agreements                  Exhibit 10.1 in Form 10-Q (filed
              dated April 7, 1998                                        5/15/98)*

   10.20      Employment Agreement, dated October 26,                    Exhibit 10.1 in form 10-Q (filed
              1998, by and between W. R. Grace & Co.                     11/13/98)*
              and Paul J. Norris

   10.21      Employment Agreement dated May 11, 1998                    Exhibit 10.1 to Form 10-Q (filed
              between W. R. Grace & Co.-Conn. and                        8/13/99)*
              Robert M. Tarola

   10.22      Letter Agreement dated June 10, 1999                       Exhibit 10.22 to Form 10-K  (filed
              between Paul J. Norris, on behalf of W. R.                 3/28/00)*
              Grace & Co., and David B. Siegel

   10.23      Letter Agreement dated April 1, 1999                       Exhibit 10.23 to Form 10-K  (filed
              between Paul J. Norris, on behalf of W. R.                 3/28/00)*
              Grace & Co., and W. Brian McGowan

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

    12        Computation of Ratio of Earnings and Fixed                 Filed herewith in Financial
              Charges and Combined Fixed Charges and                     Supplement to Grace 1999 10-K/A
              Preferred Stock Dividends

    21        List of Subsidiaries of W. R. Grace & Co.                  Exhibit 21 to Form 10-K (filed
                                                                         3/28/00)

    23        Consent of Independent Accountants                         Filed herewith in Financial
                                                                         Supplement to Grace 1999 10-K/A

    24        Powers of Attorney                                         Exhibit 24 to Form 10-K (filed
                                                                         3/28/00)

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

Dated:  December 1, 2000

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

                                        By /s/ Mark A. Shelnitz
                                               ----------------------------
                                               Mark A. Shelnitz
                                               (Attorney-in-Fact)

                              FINANCIAL SUPPLEMENT

                                W. R. GRACE & CO.
                           ANNUAL REPORT ON FORM 10-K/A
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                              FINANCIAL SUPPLEMENT
                                       TO
       ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 1999

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

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF W. R. GRACE & CO.

Our audits of the consolidated financial statements referred to in our report dated February 1, 2000, except as to Note 2 which is as of December 1, 2000, appearing on page F-3 of this 1999 Annual Report on Form 10-K/A of W. R. Grace & Co. also included an audit of the Financial Statement Schedule listed on page F-1 in the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibit of this Form 10-K/A. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Baltimore, Maryland
February 1, 2000, except as to Note A which is as of December 1, 2000

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 333-37024, 333-49083, 333-49507, 333-49509, 333-49511, 333-49513, 333-49515, 333-49517,
333-49703, and 333-49705) of W. R. Grace & Co. of our report dated February 1, 2000, except as to Note 2 which is as of December 1, 2000, appearing on page F-3 of this 1999 Annual Report on Form 10-K/A of W. R. Grace & Co. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Baltimore, Maryland
December 1, 2000

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

Paul J. Norris                                       Robert M. Tarola
Chairman, President and                              Senior Vice President and
Chief Executive Officer                              Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF W. R. GRACE & CO.

In our opinion, the accompanying consolidated financial statements appearing on pages F-4 through F-27 of this report, after the restatement described in Note 2, present fairly, in all material respects, the financial position of W. R. Grace & Co. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Baltimore, Maryland
February 1, 2000, except as to Note 2 which is as of December 1, 2000

CONSOLIDATED FINANCIAL STATEMENTS


=========================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS                                                YEAR ENDED DECEMBER 31,
=========================================================================================================================
                                                                                          (Restated)
Amounts in millions, except per share amounts                                1999            1998             1997
                                                                        -------------------------------------------------


Net sales.......................................................          $  1,471.9    $  1,463.4       $  1,478.4
Other income....................................................                56.7          36.4             54.8
                                                                        -------------------------------------------------

                                                                             1,528.6       1,499.8          1,533.2
                                                                        -------------------------------------------------

Cost of goods sold, exclusive of depreciation and amortization
    shown separately below......................................               856.2         883.4            915.9
Selling, general and administrative expenses....................               321.3         321.4            376.8
Research and development expenses ..............................                42.4          47.4             42.4
Depreciation and amortization ..................................                89.2          92.1             94.8
Interest expense and related financing costs ...................                16.1          19.8             21.2
Provision for restructuring and asset impairments...............                --            21.0             47.8
Net insurance recovery on environmental remediation ............                --           (38.2)            --
Provision for asbestos-related litigation ......................                --           376.1             --
Gain on sale of businesses .....................................                --            --             (103.1)
                                                                        -------------------------------------------------
                                                                             1,325.2       1,723.0          1,395.8
                                                                        -------------------------------------------------
Income (loss) from continuing operations before income taxes....               203.4        (223.2)           137.4
(Provision for) benefit from income taxes ......................               (73.2)         28.5            (51.5)
                                                                        -------------------------------------------------
    INCOME (LOSS) FROM CONTINUING OPERATIONS....................               130.2        (194.7)            85.9
Income from discontinued operations, net of tax ................                 5.7           0.9            175.1
                                                                        -------------------------------------------------
Income (loss) before extraordinary item ........................               135.9        (193.8)           261.0
Extraordinary item - loss from early extinguishment of debt, net
    of tax......................................................                --           (35.3)            --
                                                                        -------------------------------------------------

    NET INCOME (LOSS)...........................................          $    135.9    $   (229.1)      $    261.0
=========================================================================================================================

BASIC EARNINGS PER SHARE:
    Continuing operations ......................................          $    1.84     $   (2.61)      $     1.16
    Net income (loss) ..........................................          $    1.92     $   (3.07)      $     3.53

Weighted average number of basic shares ........................               70.7          74.6             74.0

DILUTED EARNINGS PER SHARE:
    Continuing operations ......................................          $    1.76     $   (2.61)      $     1.13
    Net income (loss)...........................................          $    1.84     $   (3.07)      $     3.45

Weighted average number of diluted shares ......................               73.8          74.6             75.7
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


===============================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET                                                                           DECEMBER 31,
===============================================================================================================================
                                                                                             (Restated)         (Restated)
Amounts in millions, except par value and shares                                                1999               1998
                                                                                         --------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents ...................................................            $         199.8    $          65.3
Notes and accounts receivable, net ..........................................                      193.6              196.9
Inventories .................................................................                      128.2              130.1
Deferred income taxes .......................................................                      111.7               81.0
Asbestos-related insurance expected to be realized within one year ..........                       75.2               66.7
Other current assets.........................................................                       71.3               85.6
                                                                                         --------------------------------------
     TOTAL CURRENT ASSETS ...................................................                      779.8              625.6

Properties and equipment, net of accumulated depreciation and
     amortization of $908.3 (1998 - $879.1) .................................                      617.3              661.4
Goodwill, less accumulated amortization of $7.2 (1998 - $9.8) ...............                       25.4               37.8
Cash value of life insurance policies, net of policy loans...................                       81.6               77.0
Deferred income taxes .......................................................                      328.3              389.4
Asbestos-related insurance expected to be realized after one year............                      296.2              376.3
Other assets ................................................................                      346.5              388.8
                                                                                         --------------------------------------
     TOTAL ASSETS ...........................................................            $       2,475.1    $       2,556.3
                                                                                         ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt .............................................................            $          13.0    $          80.6
Accounts payable ............................................................                      124.1              123.7
Income taxes payable ........................................................                      146.7              163.3
Asbestos-related liability expected to be satisfied within one year..........                      199.3               95.5
Other current liabilities ...................................................                      286.3              206.7
                                                                                         --------------------------------------
     TOTAL CURRENT LIABILITIES ..............................................                      769.4              669.8

Long-term debt ..............................................................                      123.2               32.8
Deferred income taxes .......................................................                       20.5               24.5
Asbestos-related liability expected to be satisfied after one year ..........                      884.7            1,104.4
Other liabilities ...........................................................                      566.2              682.7
                                                                                         --------------------------------------
     TOTAL LIABILITIES ......................................................                    2,364.0            2,514.2
                                                                                         --------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock issued, par value $.01; 300,000,000 shares authorized;
     outstanding: 1999 - 69,414,000; 1998 - 72,503,000 ......................                        0.8                0.7
Paid in capital .............................................................                      422.6              409.3
Accumulated deficit..........................................................                     (126.7)            (203.1)
Deferred compensation trust .................................................                       (0.6)              (0.8)
Treasury stock, at cost:  6,628,500 common shares (1998 - 5,149,100) ........                      (89.1)             (83.1)
Accumulated other comprehensive loss ........................................                      (95.9)             (80.9)
                                                                                         --------------------------------------
     TOTAL SHAREHOLDERS' EQUITY .............................................                      111.1               42.1
                                                                                         --------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............................            $       2,475.1    $       2,556.3
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

                                   Common Stock     Retained                                    Accumulated
                                        and         Earnings       Deferred                        Other            TOTAL
                                      Paid in     (Accumulated   Compensation     Treasury     Comprehensive     SHAREHOLDERS'
Dollars in millions                   Capital       Deficit)         Trust         Stock           Loss             EQUITY
---------------------------------------------------------------------------------------------------------------=================
BALANCE, DECEMBER 31, 1996         $    524.9    $     172.6    $      --       $    (0.5)   $          (64.6) $       632.4
Net income ...................           --            261.0           --            --                  --            261.0
Dividends paid................           --            (41.2)          --            --                  --            (41.2)
Purchase of common stock .....           --             --             --          (335.9)               --           (335.9)
Shares issued under stock plans          86.8           --             (5.7)          4.7                --             85.8
Retirement of treasury stock..          (47.6)        (284.1)          --           331.7                --             --
Other comprehensive (loss)....           --             --             --            --                (134.2)        (134.2)
                                   ---------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997....     $    564.1    $     108.3    $      (5.7)    $    --      $         (198.8) $       467.9
                                   =============================================================================================

Net loss, as restated.........           --           (229.1)          --            --                  --           (229.1)
Separation of Packaging Business
                                       (233.8)         (82.3)           0.5          --                 119.2         (196.4)
Reclassification of assets in
   deferred compensation trust           --             --              4.2          --                  --              4.2
Purchase of common stock .....           --             --             --           (83.1)               --            (83.1)
Shares issued under stock plans          79.7           --              0.2          --                  --             79.9
Other comprehensive (loss) ...           --             --             --            --                  (1.3)          (1.3)
                                   ---------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998,
 as restated..................     $    410.0    $    (203.1)   $      (0.8)    $   (83.1)   $          (80.9) $        42.1
                                   =============================================================================================


Net income ...................           --            135.9           --            --                  --            135.9
Purchase of common stock .....           --             --             --           (94.4)               --            (94.4)
Shares issued under stock plans          42.3           --              0.2          --                  --             42.5
Retirement of treasury stock..          (28.9)         (59.5)          --            88.4                --             --
Other comprehensive (loss)....           --             --             --            --                 (15.0)         (15.0)
                                   ---------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999,
 as restated..................     $    423.4    $    (126.7)   $      (0.6)    $   (89.1)   $          (95.9) $       111.1
================================================================================================================================

================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)                                 YEAR ENDED DECEMBER 31,
================================================================================================================================
                                                                                             (Restated)
Dollars in millions                                                        1999                 1998                1997
                                                                     ------------------------------------------------------------
Net income (loss)................................................      $  135.9            $  (229.1)           $  261.0
                                                                     ------------------------------------------------------------
Other comprehensive income (loss):
Foreign currency translation adjustments.........................         (19.3)                (7.2)             (134.2)
Net unrealized gains on investments..............................           1.5                 16.5                --
Minimum pension liability adjustments............................           2.8                (10.6)               --
                                                                     ------------------------------------------------------------
Total other comprehensive (loss).................................         (15.0)                (1.3)             (134.2)
                                                                     ------------------------------------------------------------
Comprehensive income (loss)......................................      $  120.9            $  (230.4)           $  126.8
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

For further information, see Old Grace's Joint Proxy Statement/Prospectus dated February 13, 1998, the Company's Information Statement dated February 13, 1998 and Note 4.

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

--------------------------------------------------------------------------------
2.   PRIOR PERIOD RESTATEMENT
================================================================================

The Company's financial statements as of December 31, 1998, have been restated to reflect management's reassessment of the realization of certain deferred tax assets. The effect of the restatement on the accompanying consolidated financial statements is as follows:

================================================================================
                               DECEMBER 31, 1999              DECEMBER 31, 1998
                          ---------------------------    ---------------------------
                             AS                             AS
                          PREVIOUSLY         AS          PREVIOUSLY         AS
(DOLLARS IN MILLIONS)      REPORTED        RESTATED       REPORTED        RESTATED
====================================================================================
CONSOLIDATED BALANCE
 SHEET:
Deferred income tax
 assets, noncurrent....  $  345.8        $   328.3       $   406.9    $  389.4
Total assets ..........   2,492.6          2,475.1         2,573.8     2,556.3
Income taxes payable...     118.7            146.7           135.3       163.3
Total liabilities .....   2,366.0          2,364.0         2,486.2     2,514.2
Accumulated deficit ...     (81.2)          (126.7)         (157.6)     (203.1)
Total shareholders'
 equity ...............     156.6            111.1            87.6        42.1

================================================================================

=====================================================
                                    YEAR ENDED
                               DECEMBER 31, 1998
                          ---------------------------
                              AS
                          PREVIOUSLY         AS
(DOLLARS IN MILLIONS)      REPORTED        RESTATED
=====================================================
CONSOLIDATED STATEMENT
 OF OPERATIONS:
Benefit from income
 taxes .................   $    74.0     $    28.5
(Loss) from continuing
 operations ............      (149.2)       (194.7)
Net (loss) .............      (183.6)       (229.1)
Basic earnings per
 share:
 Continuing operations .       (2.00)        (2.61)
 Net (loss) ............       (2.46)        (3.07)
Diluted earnings per
 share:
 Continuing operations .       (2.00)        (2.61)
 Net (loss) ............       (2.46)        (3.07)
CONSOLIDATED STATEMENT
 OF COMPREHENSIVE INCOME
 (LOSS):
 Comprehensive (loss) ..      (184.9)       (230.4)

=====================================================

The restatement has no effect on the Consolidated Statement of Operations for the years ended December 31, 1999 and 1997, or the Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998 and 1997. The restatement does not affect the financial position or results of operations of Grace's operating segments as previously reported.


--------------------------------------------------------------------------------
3.   ASBESTOS-RELATED LITIGATION
================================================================================

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

PACKAGING BUSINESS TRANSACTION

As discussed in Note 1, the Spin-off and the Merger were completed on March 31, 1998. Prior to the Spin-off and the Merger, Old Grace and a Packaging Business subsidiary borrowed $1,258.8 million (inclusive of $2.2 million of bank fees) and made a cash transfer of $1,256.6 million to Grace, which used the transferred funds to repay substantially all of Grace's debt (see Note 11). The borrowed funds are shown as a net financing activity of discontinued operations in the Consolidated Statement of Cash Flows for 1998. In the Merger and a related recapitalization, for each Old Grace common share outstanding at the close of trading on March 31, 1998, each shareholder received .536 shares of New Sealed Air common stock and .475 shares of New Sealed Air convertible preferred stock. Upon the completion of the Spin-off and the Merger, the shareholders of Old Grace owned (a) 100% of the specialty chemicals businesses (through their ownership of 100% of the Company's outstanding shares) and (b) approximately 63% of New Sealed Air, on a fully diluted basis.

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
 ============================================================


--------------------------------------------------------------------------------
5.  INCOME TAXES
================================================================================

The components of income (loss) from continuing operations before income taxes and the related (provision for) benefit from income taxes are as follows:

============================ ========== ========= ==========
INCOME TAXES - CONTINUING
  OPERATIONS                           (Restated)
  (Dollars in millions)        1999       1998      1997
============================ ========== ========= ==========
Income (loss) from
  continuing operations
  before income taxes:
  Domestic.................   $ 135.9    $(275.8) $   58.9
  Foreign..................      67.5       52.6      78.5
                             ---------- --------- ----------
                              $ 203.4    $(223.2)  $ 137.4
                             ========== ========= ==========
(Provision for) benefit
  from income taxes:
  Federal - current........  $  (21.2)   $  51.2   $  12.3
  Federal - deferred.......     (26.4)       7.0     (30.7)
  State and local - current      (3.5)      (1.3)     (1.0)
  Foreign - current........     (23.1)     (21.9)    (34.5)
  Foreign - deferred.......       1.0       (6.5)      2.4
                             ---------- --------- ----------
                             $  (73.2)   $  28.5  $  (51.5)
============================ ========== ========= ==========


The components of income (loss) from consolidated operations before income taxes and the related (provision for) benefit from income taxes are as follows:

============================ ========== ========= ==========
INCOME TAXES -
  CONSOLIDATED OPERATIONS              (Restated)
  (Dollars in millions)        1999       1998      1997
============================ ========== ========= ==========
Income (loss) from
  consolidated operations
  before income taxes:
  Domestic.................    $168.9   $(342.0)   $ 196.0
  Foreign..................      67.5       77.1     225.1
                             ---------- --------- ----------
                               $236.4    $(264.9)  $ 421.1
                             ========== ========= ==========
(Provision for) benefit from
  income taxes:
  Federal - current........   $ (40.7)   $  63.1  $  (18.2)
  Federal - deferred.......     (29.9)      13.7     (47.7)
  State and local - current      (7.8)      (3.6)    (10.4)
  Foreign - current........     (23.1)     (36.4)    (75.9)
  Foreign - deferred.......       1.0       (1.0)     (7.9)
                             ---------- --------- ----------
                             $ (100.5)   $  35.8  $ (160.1)
============================ ========== ========= ==========


At December 31, 1999 and 1998, net deferred tax assets consisted of the following items:


====================================== ========== ==========
DEFERRED TAX ANALYSIS                 (Restated) (Restated)
    (Dollars in millions)                1999       1998
====================================== ========== ==========
Liability for asbestos-related
  litigation......................       $ 379.4   $ 419.7
Net operating loss/tax credit carry
  forwards........................          90.6      41.6
Deferred state taxes..............          90.2     106.8
Liability for environmental                 75.4      83.3
  remediation.....................
Other post-retirement benefits....          70.5      74.5
Deferred charges..................          58.6      53.9
Reserves and allowances...........          56.5      73.7
Research and development..........          31.7      35.7
Pension benefit...................          19.8      19.9
Foreign loss/credit carry forwards           8.7       6.0
Other.............................          11.5      15.9
-------------------------------------- ---------- ----------
Total deferred tax assets.........         892.9     931.0
-------------------------------------- ---------- ----------
Asbestos-related insurance receivable     (121.7)   (147.9)
Pension assets....................         (68.2)    (59.1)
Properties and equipment..........         (58.4)    (65.4)
Other.............................         (72.5)    (55.7)
-------------------------------------- ---------- ----------
Total deferred tax liabilities....        (320.8)   (328.1)
-------------------------------------- ---------- ----------
Valuation allowance ..............        (153.2)   (154.7)
-------------------------------------- ---------- ----------
Net deferred tax assets...........       $ 418.9   $ 448.2
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




The federal corporate (tax) benefit rate reconciles to the effective (tax) benefit rate for continuing operations as follows:

========================= =========== =========== ===========
EFFECTIVE TAX RATE                     (Restated)
   ANALYSIS                  1999        1998        1997
========================= =========== =========== ===========
Federal corporate (tax)
  benefit rate..........     (35.0)%      35.0%       (35.0)%
Change in tax rate
  resulting from:
Nontaxable
  income/non-deductible       (0.1)        2.4          3.4
  expenses..............
State and local income
  taxes, net of federal
  income tax benefit....      (0.9)       (0.4)        (0.5)
Federal and foreign
  taxes on foreign             0.2       (14.9)        25.5
  operations............
Valuation allowance for
  tax assets............      --          (9.3)       (30.9)
Other, net..............      (0.2)       --           --
------------------------- ----------- ----------- -----------
Effective (tax) benefit
  rate..................     (36.0%)      12.8%       (37.5)%
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

--------------------------------------------------------------------------------
6.  ACQUISITIONS AND DIVESTMENTS
================================================================================

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

During 1997, Grace acquired a manufacturer of flexible food packaging and two construction chemicals manufacturing businesses. The Packaging Business acquisitions were subsequently separated from Grace in the March 31, 1998 Packaging Business transaction described in Notes 1 and 4.

DIVESTMENTS

In 1997, Grace realized gross proceeds of $878.9 million from divestments, including debt assumed by the buyers and payments received in connection with divestments completed in prior years. In addition to the sale of TEC Systems and the Grace Cocoa Business (see Note 4), Grace sold its specialty polymers business to National Starch and Chemical Company (National Starch) for $146.1 million. The sales and revenues of this business from January 1 through May 1, 1997 (the date of sale) were $24.9 million; its financial position and results of operations were not significant to Grace. The sale of this business resulted in a pre-tax gain of $103.1 million ($63.0 million after-tax) in continuing operations.

--------------------------------------------------------------------------------
7.   OTHER INCOME
================================================================================

Components of other income are as follows:

========================= =========== =========== ===========
OTHER INCOME
 (Dollars in millions)       1999        1998        1997
========================= =========== =========== ===========
Net gain on settlement
  of notes receivable...     $18.5      $ --         $ 15.0
Investment income.......      11.9         8.0          4.0
Net gains on
  dispositions of assets       9.0         3.1          7.2
Tolling revenue.........      --          11.7         14.4
Interest income.........       4.2         4.9          9.2
Other miscellaneous
  income ...............      13.1         8.7          5.0
------------------------- ----------- ----------- -----------
     Total .............     $56.7       $36.4        $54.8
========================= =========== =========== ===========


--------------------------------------------------------------------------------
8.   OTHER BALANCE SHEET ACCOUNTS
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

============================================================
OTHER ASSETS
Plan assets in excess of defined
  benefit pension obligation.....       $ 298.9  $   122.0
Unamortized costs of overfunded
  pension plans .................         (27.6)    134.1
Deferred charges ................          52.4      59.2
Long-term receivables, less
  allowances of $0.8 (1998 - $17.1)         2.6      23.5
Long-term investments ...........          --        24.1
Patents, licenses and other
  intangible assets .............          20.2      25.9
                                      ---------- -----------
                                        $ 346.5   $ 388.8
===================================== ========== ===========



OTHER CURRENT LIABILITIES
Retained obligations of divested
  businesses ....................      $   85.1  $   30.0
Accrued compensation ............          36.9      30.6
Costs of business restructurings           13.6      33.3
Environmental remediation .......          43.9      37.5
Accrued interest ................           5.7       5.4
Other accrued liabilities .......         101.1      69.9
                                      ---------- -----------
                                        $ 286.3   $ 206.7
===================================== ========== ===========
OTHER LIABILITIES
Other postretirement benefits ...       $ 201.4   $ 211.3
Environmental remediation .......         171.6     203.0
Defined benefit obligations in
  excess of pension plan assets .         161.8     186.2
Unamortized costs of underfunded
  pension plans .................         (33.1)    (44.3)
Deferred compensation ...........          32.1      42.9
Long-term self insurance reserve            7.8      21.4
Retained obligations of divested
  businesses ....................          14.0      46.4
Other accrued liabilities .......          10.6      15.8
                                      ---------- -----------
                                        $ 566.2   $ 682.7
===================================== ========== ===========

--------------------------------------------------------------------------------
9.  PROPERTIES AND EQUIPMENT
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
===================================== ========== ===========

Interest costs are incurred in connection with the financing of certain assets prior to placing them in service. The Company capitalized interest costs for continuing operations of $0.8 million in 1999, $2.8 million in 1998 and $1.7 million in 1997. Depreciation and lease amortization expense relating to properties and equipment amounted to $86.6 million in 1999, $89.6 million in 1998 and $91.9 million in 1997. Grace's rental expense for operating leases amounted to $15.6 million in 1999, $15.7 million in 1998 and $11.7 million in 1997. See Note 14 for information regarding contingent rentals.

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

--------------------------------------------------------------------------------
10. LIFE INSURANCE
================================================================================

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

--------------------------------------------------------------------------------
11.  DEBT AND EXTRAORDINARY ITEM
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


As discussed in Notes 1 and 4 above, Grace received a cash transfer of $1,256.6 million in connection with the Spin-off and Merger. Grace used the transferred funds to repay substantially all of its debt. On March 31, 1998, Grace used $600.0 million of the cash transfer to repay bank borrowings. On April 1, 1998, Grace repaid $611.3 million principal amount of 8.0% Notes Due 2004, 7.4% Notes Due 2000 and 7.75% Notes Due 2002 (collectively, Notes), pursuant to a tender offer that expired on March 27, 1998. On April 1, 1998 Grace also repaid $3.5 million principal amount of the Medium-Term Notes, Series A (MTNs) and $6.0 million of sundry indebtedness.

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

--------------------------------------------------------------------------------
12. FINANCIAL INSTRUMENTS
================================================================================

DEBT AND INTEREST RATE SWAP AGREEMENTS

In conjunction with the Packaging Business transaction (see Notes 1 and 4), Grace settled substantially all of its debt and accordingly, also terminated all outstanding interest rate swap agreements. In addition, deferred gains on interest rate agreements associated with the debt retired were also recognized. The cost of terminating the interest rate swap positions was $22.8 million and the deferred gains recognized were $15.1 million and are included in the extraordinary loss from early extinguishment of debt found in the Consolidated Statement of Operations.

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

--------------------------------------------------------------------------------
13.  RESTRUCTURING COSTS AND ASSET
     IMPAIRMENTS
================================================================================

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

In the fourth quarter of 1998, Grace recorded a net restructuring charge of $19.8 million ($13.3 million after-tax) in continuing operations related to the implementation of a productivity effectiveness program. This program is designed to increase Grace's overall administrative and operating effectiveness, thereby reducing costs. These charges consist primarily of severance costs associated with the reduction of approximately 350 salaried employees and approximately 70 hourly employees at the business units and within the corporate organization. During 1999, it was determined that the actual number of employees to receive severance costs would be 418. Of this 418, 394 employees received either full or partial cash payments in 1999. Also included in this charge is a provision for lease termination costs for the Boca Raton, Florida office, as Grace relocated its headquarters to the Davison Chemicals offices in Columbia, Maryland, and a provision for the severance costs of approximately 60 employees and lease termination costs due to the divestiture of Grace's Circe Biomedical operations. The restructuring charge is offset by the reversal of $5.9 million of prior period restructuring charges related primarily to the decision not to close certain office facilities that will now be used by the relocated headquarters and to management's reevaluation of plans to close certain other facilities subsequent to the Spin-off and Merger (see Notes 1 and 4).

In the second and fourth quarters of 1997, Grace recorded restructuring charges of $4.0 million and $20.3 million, respectively ($2.6 million and $13.0 million after-tax, respectively) in continuing operations. The second quarter charge primarily consists of corporate costs resulting from the restructuring of the Packaging Business from a group of regional units into an integrated global organization and was primarily comprised of the cost of employee terminations, completed in 1998, and asset write-downs for certain corporate research facilities. The fourth quarter charge reflects employee termination costs resulting from the Spin-off and Merger (see Notes 1 and 4). The staff reductions were completed in 1999. The employee termination costs represent severance pay and other employee benefits, including amounts paid over time.

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

--------------------------------------------------------------------------------
14. COMMITMENTS AND CONTINGENT
     LIABILITIES
================================================================================

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

--------------------------------------------------------------------------------
15.  SHAREHOLDERS' EQUITY
================================================================================

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

Average prices per share for shares repurchased in 1997 are not comparable to 1999 and 1998 due to the Packaging Business transaction (see Notes 1 and 4).

--------------------------------------------------------------------------------
16.  EARNINGS PER SHARE
================================================================================

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share from continuing operations.

========================= =========== ========= =========
EARNINGS PER SHARE
(Amounts in millions,
except per share                     (Restated)
amounts)                     1999       1998      1997
========================= =========== ========= =========
NUMERATORS
Income (loss) from
  continuing operations.   $ 130.2    $(194.7)     $ 85.9
                          =========== ========= =========
DENOMINATORS
Weighted average common
  shares - basic
  calculation...........      70.7        74.6      74.0
Effect of dilutive
  securities employee
  compensation-related
  shares................
                               3.1        --         1.7
                          ----------- --------- ---------
Weighted average common
  shares - diluted
  calculation...........      73.8        74.6      75.7
                          =========== ========= =========
BASIC EARNINGS (LOSS)
  PER SHARE.............  $    1.84   $   (2.61)   $ 1.16
                          =========== ========= =========
DILUTED EARNINGS (LOSS)
  PER SHARE.............  $    1.76   $   (2.61)   $ 1.13
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

--------------------------------------------------------------------------------
17.  STOCK INCENTIVE PLANS
================================================================================

Each stock option granted under the Company's stock incentive plans has an exercise price equal to the fair market value of the Company's common stock on the date of grant. Options become exercisable at the time or times determined by a committee of the Company's Board of Directors and may have terms of up to ten years and one month. In connection with the Packaging Business transaction described in Notes 1 and 4, the number of shares covered by outstanding options and the exercise prices of such options were adjusted to preserve their economic value. The following table sets forth information relating to such options, as so adjusted during 1999, 1998 and 1997:

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
=========================================================================

Concurrent with the Packaging Business transaction (see Notes 1 and 4), outstanding options to purchase Old Grace common stock that were held by employees of the Packaging Business were converted into options to purchase common stock of New Sealed Air. All other options were converted into options to purchase common stock of the Company. The number of shares covered by the options and the exercise prices of such options were adjusted to preserve their economic value.

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

SFAS No. 123, "Accounting for Stock-Based Compensation" permits the Company to follow the measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and not recognize compensation expense for its stock-based incentive plans. Had compensation cost for the Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the methodology prescribed by SFAS No. 123, the Company's net income (loss) and related basic earnings (loss) per share for 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

======================== ============ ========== ==========
PROFORMA EARNINGS
UNDER SFAS NO. 123
(Amounts in millions,                  (Restated)
except per share
amounts)                     1999        1998       1997
========================= ============ ========== ==========
Net income (loss):
As reported.............    $135.9     $(229.1)   $ 261.0
Pro forma (1)...........     128.0      (236.6)     254.0
Basic earnings (loss)
  per share:
As reported.............    $ 1.92     $ (3.07)   $  3.53
Pro forma (1)...........      1.81       (3.17)      3.43
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

--------------------------------------------------------------------------------
18. PENSION PLANS AND OTHER
    POSTRETIREMENT BENEFIT PLANS
================================================================================

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

--------------------------------------------------------------------------------
19.  COMPREHENSIVE INCOME (LOSS)
================================================================================

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
=========================== ========== =========== ==========


--------------------------------------------------------------------------------
20.  BUSINESS SEGMENT INFORMATION
================================================================================

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

============================== ========== ========== ===========
RECONCILIATION OF BUSINESS
SEGMENT DATA TO FINANCIAL
STATEMENTS                     (Restated) (Restated)
(Dollars in millions)             1999       1998       1997
============================== ========== ========== ===========
Net Sales - operating
  segments...................  $ 1,471.9  $ 1,463.4  $ 1,453.5
Net Sales - divested
  businesses.................       --         --         24.9
                               ---------- ---------- -----------
Total sales and revenues.....  $ 1,471.9  $ 1,463.4  $ 1,478.4
============================== ========== ========== ===========
Pre-tax operating income -
  operating segments.........  $   230.1  $   185.6  $   169.2
Corporate restructuring
  costs and asset impairments       (1.6)      (7.2)     (42.3)
Gain on note receivable......       18.5       --         --
Gain on disposal of assets...       13.6       --         --
Provision for environmental
  charges, net...............       --         38.2       --
Provisions relating to
  asbestos-related
  liabilities and insurance         --       (376.1)      --
  coverage...................
Gain on sale of businesses...       --         --        103.1
Interest expense and related
  financing costs............      (16.1)     (19.8)     (21.2)
Corporate operating costs....      (52.0)     (53.8)     (89.3)
Other, net...................       10.9        9.9       17.9
                               ---------- ---------- -----------
Income (loss) from
  continuing operations
  before income taxes........  $   203.4  $  (223.2) $   137.4
 ============================= ========== ========== ===========
Depreciation and
  amortization - operating
  segments...................  $    88.0  $    89.6  $    89.6
Depreciation and
  amortization - divested           --         --          0.7
  businesses.................
Depreciation and
  amortization - corporate...        1.2        2.5        4.5
                               ---------- ---------- -----------
Total depreciation and
  amortization ..............  $    89.2  $    92.1  $    94.8
============================== ========== ========== ===========
Capital expenditures -
  operating segments.........  $    78.7  $   100.0  $   104.5
Capital expenditures -
  corporate..................        3.8        0.9       31.9
Capital expenditures -
  discontinued operations (1)       --         --        122.2
Capital expenditures -
  divested businesses........       --         --          0.1
                               ---------- ---------- -----------
Total capital expenditures...  $    82.5  $   100.9  $   258.7
============================== ========== ========== ===========

Total assets - operating
  segments...................  $ 1,068.6  $ 1,108.4  $ 1,032.9
Total assets - corporate.....      595.9      526.2      551.1
Asbestos-related receivables.      371.4      443.0      313.7
Deferred tax assets..........      440.0      470.4      447.7
Net assets of discontinued
  operations.................       (0.8)       8.3    1,424.0
------------------------------ ---------- ---------- -----------
Total assets.................  $ 2,475.1  $ 2,556.3  $ 3,769.4
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
    Close............................................         12 1/8               19                 16 3/8          14  1/8

------------------------------------------------------ ------------------ ------------------ ------------------ ----------------

1998 (Restated)
Net sales............................................        $ 340.8            $ 369.9            $ 380.3           $  372.4
Cost of goods sold...................................          209.2              223.9              228.3              222.0
Income (loss) from continuing operations.............          (33.5)              23.6               25.3             (210.1)
Net (loss) income....................................          (70.3)              24.3               26.3             (209.4)

Net (loss) income per share: (2)
   Basic earnings per share:
    Continuing operations............................        $ (0.45)           $  0.31            $  0.34           $  (2.88)
    Net (loss) income................................          (0.94)              0.32               0.35              (2.87)
   Diluted earnings per share:
    Continuing operations............................          (0.45)              0.30               0.32              (2.88)
    Net (loss) income................................          (0.94)              0.30               0.33              (2.87)

Market price of common stock: (3)(4)
    High.............................................        $ 19 13/16         $ 21 11/16         $ 18 7/16         $ 17 1/16
    Low..............................................          15 13/16           15 3/4             12                10
    Close............................................          18 5/8             17 1/16            12 7/16           15 11/16
====================================================== ================== ================== ================== =================

(1) The quarterly summary and statistical information presented above have been restated to reflect the classification of the Packaging Business and CCS as described in Notes 1 and 4 of the Consolidated Financial Statements as discontinued operations.

(2) Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.

(3)  Principal market: New York Stock Exchange.

(4) The stock prices for the first quarter of 1998 have been adjusted so that they are on a basis comparable to the stock prices following the disposition of the Packaging Business as described in Notes 1 and 4 of the Consolidated Financial Statements.

===================================================================================================================================

FINANCIAL SUMMARY (1) (Dollars in millions, except per share amounts)
===================================================================================================================================
                                                               (Restated)  (Restated)
                                                                 1999          1998          1997            1996          1995
------------------------------------------------------------ ------------- ------------- ------------- -------------- -------------
STATEMENT OF OPERATIONS
Net sales ..................................................      $1,471.9     $ 1,463.4     $ 1,478.4       $1,716.4    $ 1,860.5
Cost of goods sold..........................................         856.2         883.4         915.9        1,002.0      1,048.6
Depreciation and amortization...............................          89.2          92.1          94.8           97.3        115.2
Interest expense and related financing costs................          16.1          19.8          21.2           30.5         30.6
Research and development expenses...........................          42.4          47.4          42.4           55.4         73.2
Income (loss) from continuing operations before income taxes         203.4        (223.2)        137.4          183.3       (517.2)
Income (loss) from continuing operations....................         130.2        (194.7)         85.9          112.9       (324.8)
Income (loss) from discontinued operations (2)..............           5.7           0.9         175.1        2,744.8         (1.1)
Net income (loss) ..........................................         135.9        (229.1)        261.0        2,857.7       (325.9)
------------------------------------------------------------ ------------- ------------- ------------- -------------- -------------
FINANCIAL POSITION
Current assets..............................................      $  779.8     $   625.6     $ 2,175.5       $1,774.9    $ 1,681.3
Current liabilities.........................................         769.4         669.8       1,357.7        1,487.1      2,214.2
Properties and equipment, net...............................         617.3         661.4         663.3        1,871.3      1,736.1
Total assets................................................       2,475.1       2,556.3       3,769.4        4,945.8      6,360.6
Total debt..................................................         136.2         113.4       1,072.3        1,388.2      1,933.8
Shareholders' equity - common...............................         111.1          42.1         467.9          632.4      1,224.4
------------------------------------------------------------ ------------- ------------- ------------- -------------- -------------
CASH FLOW
Operating activities........................................      $  137.3     $   (72.7)    $   236.4       $  223.3    $   107.0
Investing activities........................................          79.2        (108.2)        370.1        2,072.9       (801.6)
Financing activities........................................         (77.5)        196.6        (621.3)      (2,267.8)       655.7
Net cash flow...............................................         134.5          17.7         (20.7)          27.7        (37.7)
------------------------------------------------------------ ------------- ------------- ------------- -------------- -------------
DATA PER COMMON SHARE
Income (loss) from continuing operations....................      $   1.84     $   (2.61)    $    1.16       $   1.22    $   (3.39)
Net income (loss) ..........................................          1.92         (3.07)         3.53          31.06        (3.40)
Dividends...................................................          --            --             .56            .50        1.175
Average common shares outstanding (thousands)...............        70,749        74,559        73,993         91,976       95,822
------------------------------------------------------------ ------------- ------------- ------------- -------------- -------------
OTHER STATISTICS
Dividends paid on common stock..............................      $   --       $    --       $    41.2       $   45.6    $   112.1
Capital expenditures........................................          82.5         100.9         258.7          456.6        537.6
Common stock price range (3)................................ 21 - 11 13/16   21 11/16-10 18 1/16-9 7/8   12 1/2-7 3/8 10 1/4-5 1/2
Common shareholders of record...............................        13,215        14,438        15,945         17,415       19,496
Number of employees - continuing operations.................         6,300         6,600         6,700          7,100       10,400
============================================================ ============= ============= ============= ============== =============

(1) Certain prior-year amounts have been reclassified to conform to the 1999 presentation.

(2) See Note 4 to the Consolidated Financial Statements for additional information.

(3) Stock prices have been adjusted so that they are on a basis comparable to the stock prices following the disposition of the Packaging Business and NMC as described in Notes 1 and 4 to the Consolidated Financial Statements.

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

============================================================ =============== =========== ============== ============ ==============

ANALYSIS OF CONTINUING OPERATIONS                                            (Restated)   % Change                    % Change
 (Dollars in millions)                                             1999         1998      Fav(Unfav)       1997       Fav(Unfav)
============================================================ =============== =========== ============== ============ ==============
NET SALES
    DAVISON CHEMICALS
    Refining catalysts......................................   $  406.3       $  422.5      (3.8%)        $  397.5       6.3%
    Chemical catalysts......................................      112.1          104.5       7.2%            101.5       3.0%
    Silica products.........................................      205.9          203.8       1.1%            212.6      (4.1%)
                                                             --------------- ----------- -------------- ------------ --------------
  TOTAL DAVISON CHEMICALS...................................      724.3          730.8      (0.9%)           711.6       2.7%
                                                             --------------- ----------- -------------- ------------ --------------
    PERFORMANCE CHEMICALS
    Construction chemicals..................................      302.7          282.6       7.1%            279.3       1.2%
    Building materials......................................      210.5          209.1       0.7%            198.5       5.3%
    Container products......................................      234.4          240.9      (2.7%)           264.1      (8.8%)
                                                             --------------- ----------- -------------- ------------ --------------
  TOTAL PERFORMANCE CHEMICALS...............................      747.6          732.6       2.0%            741.9      (1.2%)
                                                             --------------- ----------- -------------- ------------ --------------
TOTAL GRACE SALES - CORE OPERATIONS                            $1,471.9       $1,463.4       0.6%         $1,453.5       0.7%
                                                             =============== =========== ============== ============ ==============
PRE-TAX OPERATING INCOME:
    Davison Chemicals.......................................   $  124.3       $  107.5      15.6%         $  100.1       7.4%
    Performance Chemicals...................................      105.8           78.1      35.5%             69.1      13.0%
    Corporate operating costs...............................      (52.0)         (53.8)      3.3%            (89.3)     39.7%
                                                             --------------- ----------- -------------- ------------ --------------
PRE-TAX INCOME FROM CORE OPERATIONS.........................      178.1          131.8a     35.1%             79.9b     65.0%
                                                             --------------- ----------- -------------- ------------ --------------
PRE-TAX INCOME (EXPENSE) FROM NONCORE ACTIVITIES............       37.2         (340.1)      NM               69.5        NM
Interest expense............................................      (16.1)         (19.8)     18.7%            (21.2)      6.6%
Interest income.............................................        4.2            4.9     (14.3%)             9.2     (46.7%)
                                                             --------------- ----------- -------------- ------------ --------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES............................................      203.4         (223.2)      NM              137.4        NM
(Provision for) benefit from income taxes...................      (73.2)          28.5       NM              (51.5)       NM
                                                             --------------- ----------- -------------- ------------ --------------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................   $  130.2       $ (194.7)      NM           $   85.9        NM
                                                             =============== =========== ============== ============ ==============
KEY FINANCIAL MEASURES:
   Pre-tax income from core operations as a
       percentage of sales..................................       12.1%           9.0%     3.1 pts            5.5%      3.5 pts
   Pre-tax income from core operations before
       restructuring and asset impairment charges...........   $  178.1       $  147.9       20.4%        $  116.7      26.7%
       As a percentage of sales.............................       12.1%          10.1%     2.0 pts            8.0%      2.1 pts
   Pre-tax income from core operations before
       depreciation and amortization........................   $  267.3       $  223.9       19.4%        $  174.7      28.2%
       As a percentage of sales.............................       18.2%          15.3%     2.9 pts           12.0%      3.3 pts
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
================================================================
NET SALES                       1999 AS A PERCENTAGE
VARIANCE ANALYSIS          INCREASE (DECREASE) FROM 1998
================================================================
                      VOLUME   PRICE/MIX   TRANSLATION   TOTAL
                     --------- ----------- ------------ --------
Davison Chemicals..     1.1%     (0.7%)       (1.3%)    (0.9%)
Performance
  Chemicals .......     2.0%      1.5%        (1.5%)     2.0%
Net sales..........     1.6%      0.4%        (1.4%)     0.6%
-------------------- --------- ----------- ------------ --------
By Region:
  North America ....   (1.7%)     1.1%         0.0%     (0.6%)
  Europe ...........    9.3%      0.5%        (4.5%)     5.3%
  Latin America ....   (3.6%)     7.9%       (12.5%)    (8.2%)
  Asia/Pacific .....    1.1%     (5.6%)        4.3%     (0.2%)
================================================================
                                1998 AS A PERCENTAGE
                           INCREASE (DECREASE) FROM 1997
================================================================
Davison Chemicals..     5.7%      0.2%        (3.2%)     2.7%
Performance
  Chemicals........     1.9%      1.3%        (4.4%)    (1.2%)
Net sales..........     3.7%      0.8%        (3.8%)     0.7%
-------------------- --------- ----------- ------------ --------
By Region:
  North America ...     3.8%      1.0%        (0.3%)     4.5%
  Europe ..........     5.9%     (3.6%)       (3.0%)    (0.7%)
  Latin America ...     0.1%      0.6%        (5.3%)    (4.6%)
  Asia/Pacific ....     1.8%      7.4%       (16.7%)    (7.5%)
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

The Company's effective tax rate was 36.0% for 1999, as compared to 12.8% for 1998 and 37.5% for 1997. The 1998 effective tax rate includes a valuation allowance related to the realization of certain deferred tax benefits. The decrease in the 1999 effective tax rate relative to 1997 was due to a reorganization of certain of the Company's foreign operations resulting in anticipated lower foreign taxes.

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

PACKAGING BUSINESS

As discussed in Notes 1 and 4 to the Consolidated Financial Statements, the Spin-off and Merger were completed on March 31, 1998. The 1998 loss from discontinued operations includes $32.6 million ($28.3 million after-tax) of costs related to the Packaging Business transaction and $8.4 million ($5.5 million after-tax) for a related pension plan curtailment loss.

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

=============================================================
CORE OPERATIONS
(Dollars in millions)                  1999         1998
=============================================================
BOOK VALUE OF INVESTED CAPITAL

Receivables .......................    $181.9   $   176.9
Inventory .........................     128.2       130.1
Properties and equipment, net .....     611.2       631.7
Intangible assets and other........     345.9       370.9
                                    ---------- ------------
ASSETS SUPPORTING CORE OPERATIONS..   1,267.2     1,309.6
Accounts payable and accruals......    (358.1)     (361.0)
                                    ---------- ------------
CAPITAL INVESTED IN CORE OPERATIONS    $909.1      $948.6
After-tax return on avg invested
     capital.......................      12.5%        8.6%
=================================== ==========  ===========
CASH FLOWS:
Pre-tax operating income ..........    $178.1      $131.8
Depreciation and amortization .....      89.2        92.1
                                    ---------- ------------
PRE-TAX EARNINGS BEFORE
 DEPREC./AMORT. ...................     267.3       223.9
Capital expenditures ..............     (82.5)     (100.9)
Businesses acquired ...............      (9.4)       --
Other changes .....................     (20.6)      (14.9)
                                    ---------- ------------
NET CASH FLOW FROM CORE OPERATIONS.    $154.8      $108.1
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

=============================================================
NONCORE ACTIVITIES                    (Restated)  (Restated)
(Dollars in millions)                    1999        1998
=============================================================
BOOK VALUE OF ASSETS AVAILABLE
TO FUND NONCORE OBLIGATIONS:
Cash and other financial assets ....  $  345.8    $   257.4
Properties and investments .........       8.8         32.4
Asbestos-related insurance
receivable .........................     371.4        443.0
Tax assets, net.....................     318.3        289.0
-------------------------------------------------------------
ASSETS AVAILABLE TO FUND NONCORE
   OBLIGATIONS 1....................   1,044.3      1,021.8
-------------------------------------------------------------
Noncore liabilities:
Asbestos-related litigation.........  (1,084.0)    (1,199.9)
Environmental remediation...........    (215.5)      (240.5)
Postretirement benefits.............    (201.4)      (211.3)
Retained obligations and other......     (99.1)       (76.4)
-------------------------------------------------------------
TOTAL NONCORE LIABILITIES...........  (1,600.0)    (1,728.1)
-------------------------------------------------------------
NET NONCORE LIABILITY............... $  (555.7)   $  (706.3)
=============================================================
CASH FLOWS:
Pre-tax income (expense) from
     noncore activities............. $    37.2    $  (340.1)
Proceeds from noncore asset sales 2.     171.1         (7.3)
Other changes.......................      12.5        275.1
Cash spending for:
  Asbestos-related litigation, net
     of insurance recovery..........     (42.8)      (164.7)
  Environmental remediation.........     (25.0)       (36.9)
  Postretirement benefits...........     (19.6)       (21.0)
  Retained obligations and other....     (71.7)         5.9
-------------------------------------------------------------
NET CASH FLOW FROM NONCORE
     ACTIVITIES .................... $    61.7    $  (289.0)
=============================================================

1 The Company also has committed, unused credit facilities of $410 million at December 31,1999.

2    Includes investing activities of discontinued operations.

The table above displays the 1999 and 1998 book value of Grace's noncore liabilities and the assets available to fund required payments. Each liability has different characteristics, risks and expected liquidation profile. Taken together, these liabilities represent $1,600.0 million of Grace's total liabilities as reflected on its balance sheet at December 31, 1999. Assets available to fund noncore liabilities consist of cash and cash equivalents, net cash value of life insurance where Grace is the beneficiary, property and investments not used in core operations, insurance coverage for asbestos-related litigation and net tax assets related to noncore liabilities. These assets, in the aggregate, total $1,044.3 million at December 31, 1999. The net liability position of $555.7 million at December 31, 1999 reflects a $150.6 million, or 21.3% reduction from December 31, 1998.

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

See Note 14 to the Consolidated Financial Statements for further information concerning environmental matters.

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

Net cash used for financing activities in 1999 was $77.5 million, principally representing $95.3 million used to purchase approximately 7 million of the Company's shares as part of the 1998 share repurchase program, partially offset by proceeds from the exercise of stock options of $26.6 million. Net cash provided by financing activities in 1998 primarily related to the Packaging Spin-off and Merger described in Notes 1 and 4. In connection with the Packaging Business transaction, Grace received $1,256.6 million in cash, which was used to repay substantially all of its debt. On March 31, 1998, Grace used $600.0 million of the cash transfer to repay bank borrowings. On April 1, 1998, Grace repaid $611.3 million principal amount of Notes pursuant to a tender offer, $3.5 million principal amount of MTNs and $6.0 million of sundry indebtedness. As a result of this early extinguishment of debt, Grace incurred an after-tax charge of $35.3 million for premiums paid in excess of the Notes' principal amounts and other costs related to the purchase of the Notes and MTNs (including the costs of settling related interest rate swap agreements). These costs are presented as an extraordinary item in the Consolidated Statement of Operations. Net cash used for financing activities in 1997 was $621.3 million, primarily relating to reductions of debt, the repurchase of approximately 6 million shares of stock, and the payment of dividends, partially offset by proceeds from the exercise of stock options.

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

In April 1998, the Company's Board of Directors approved a program to repurchase up to 20% of the Company's outstanding shares in the open market (approximately 15,165,000 shares). Through December 31, 1999, the Company had acquired 12,105,300 shares of common stock for $177.5 million under the program (an average price per share of $14.67). Through February 2000, the Company acquired an additional 1,357,500 shares for $15.7 million (an average price per share of $11.58). In 1997, Grace substantially completed a share repurchase program initiated in 1996 by acquiring 6,306,300 shares of common stock for $335.9 million, or an average price of $53.26 per share. Average prices per share for shares repurchased in 1997 are not comparable to 1999 and 1998 due to the Packaging Business transaction (see Notes 1 and 4).

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

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. In addition to the uncertainties referred to in Management's Discussion of Results of Operations and Financial Condition, other uncertainties include the impact of worldwide economic conditions; pricing of both the Company's products and raw materials; customer outages and customer demand; factors resulting from fluctuations in interest rates and foreign currencies; the impact of competitive products and pricing; success of Grace's process improvement initiatives; and the impact of tax and legislation and other regulations in the jurisdictions in which the Company operates. Also, see "Introduction and Overview - Projections and Other Forward-Looking Information" in Item 1 of Grace's previously filed 1999 Annual Report on Form 10-K.

                                                                     Schedule II

                       W. R. GRACE & CO. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  (in millions)

                          FOR THE YEAR 1999 (RESTATED)

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
========================================================================================================================
VALUATION AND QUALIFYING ACCOUNTS DEDUCTED FROM ASSETS:
     Allowances for notes and accounts receivable...........    $    5.5          $  (1.4)    $   --        $    4.1
     Allowances for long-term receivables...................        17.1            (16.3)        --             0.8
     Valuation allowance for deferred tax assets............       154.7             (1.5)        --           153.2

RESERVES:
     Reserves for divested businesses.......................    $   76.4          $  25.7     $   (3.0)     $   99.1
========================================================================================================================


                                                 FOR THE YEAR 1998 (RESTATED)
========================================================================================================================

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
========================================================================================================================
VALUATION AND QUALIFYING ACCOUNTS DEDUCTED FROM ASSETS:

     Allowances for notes and accounts receivable...........    $    4.6          $   2.8     $   (1.9)     $    5.5
     Allowances for long-term receivables...................        16.1              0.2          0.8          17.1
     Valuation allowance for deferred tax assets............       138.2             16.5         --           154.7

RESERVES:

     Reserves for divested businesses.......................    $  123.5          $ (44.6)    $   (2.5)     $   76.4
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

Note A: The valuation allowance for deferred tax assets has been restated for the years ended December 31, 1999 and 1998. See Note 2 to the Consolidated Financial Statements.

                                                                      EXHIBIT 12

                       W. R. GRACE & CO. AND SUBSIDIARIES
              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND
            COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS (a)
                          (in millions, except ratios)
                                   (Unaudited)

============================================================================================================================
                                                                                   Years Ended December 31, (c)
                                                          ------------------------------------------------------------------
                                                                        (Restated)
                                                             1999        1998 (d)     1997 (e)     1996 (f)      1995 (g)
============================================================================================================================
Net income (loss) from continuing operations............     $  130.2      $ (194.7)      $ 85.9      $112.9       $(324.8)
Add (deduct):
Provision for (benefit from) income taxes...............         73.2         (28.5)        51.5        70.4        (192.4)

Equity in unremitted (earnings) losses of less than
50%-owned companies.....................................         (0.2)         (1.2)        (1.0)       (0.4)          0.8

Interest expense and related financing costs, including
amortization of capitalized interest....................         18.8          37.5         89.6       169.8         183.5

Estimated amount of rental expense deemed to represent
the interest factor.....................................          5.2           5.2          6.9         8.4           8.5
                                                          ------------------------------------------------------------------

Income (loss) as adjusted...............................       $227.2       $(181.7)      $232.9      $361.1       $(324.4)
                                                          =================================================================

Combined fixed charges and preferred stock dividends:
Interest expense and related financing costs, including
capitalized interest....................................     $   17.0      $   37.4       $ 94.4      $186.1       $ 199.2

Estimated amount of rental expense deemed to represent
the interest factor.....................................          5.2           5.2          6.9         8.4           8.5
                                                          ------------------------------------------------------------------

Fixed charges...........................................         22.2          42.6        101.3       194.5         207.7

Preferred stock dividend requirements (b)...............         --            --          --             0.6          0.5
                                                          ------------------------------------------------------------------

Combined fixed charges and preferred stock dividends....
                                                             $   22.2      $   42.6       $101.3      $195.1       $ 208.2
                                                          =================================================================

Ratio of earnings to fixed charges......................         10.23        (h)            2.30        1.86        (h)
                                                          =================================================================

Ratio of earnings to combined fixed charges and
preferred stock dividends...............................         10.23        (h)            2.30        1.85        (h)
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