Form 10-Q/A
period 2000-03-31
W R GRACE & CO
filed 2000-12-04
CIK 1045309

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


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

                                PORTIONS AMENDED

The Registrant hereby amends its report on Form 10-Q for the quarterly period ended March 31, 2000 for the restatement of the Registrant's consolidated financial statements as of March 31, 2000 and December 31, 1999. Except as set forth in Note 2 to the accompanying consolidated financial statements, no other changes are made to the Registrant's report on Form 10-Q for the quarterly period ended March 31, 2000.

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

         Consolidated Statement of Cash Flows                                    I - 3

         Consolidated Balance Sheet                                              I - 4

         Consolidated Statement of Shareholders' Equity                          I - 5

         Consolidated Statement of Comprehensive Income (Loss)                   I - 5

         Notes to Consolidated Financial Statements                         I - 6 to I - 13

Item 2.  Management's Discussion and Analysis of Results of Operations and
         Financial Condition                                                I - 14 to I - 21

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 1, 2000, except as to Note 2 which is as of December 1, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1999, after the restatement described in Note 2, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Baltimore, Maryland
May 11, 2000, except as to Note 2 which is as of December 1, 2000


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


=============================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                         MARCH 31, 2000     December 31,
CONSOLIDATED BALANCE SHEET (RESTATED)                                                        (Unaudited)         1999
=============================================================================================================================
ASSETS
CURRENT ASSETS
Cash and cash equivalents .......................................................        $        229.9     $        199.8
Notes and accounts receivable, net ..............................................                 190.3              193.6
Inventories .....................................................................                 135.4              128.2
Deferred income taxes ...........................................................                 117.3              111.7
Asbestos-related insurance expected to be realized within one year ..............                  62.5               75.2
Other current assets.............................................................                  63.7               71.3
                                                                                         ------------------------------------
     TOTAL CURRENT ASSETS .......................................................                 799.1              779.8

Properties and equipment, net of accumulated depreciation and
     amortization of $917.0 (1999 - $908.3) .....................................                 611.3              617.3
Goodwill, less accumulated amortization of $7.2 (1999 - $7.2) ...................                  34.2               25.4
Cash value of life insurance policies, net of policy loans.......................                  95.2               81.6
Deferred income taxes ...........................................................                 310.4              328.3
Asbestos-related insurance expected to be realized after one year................                 284.9              296.2
Other assets ....................................................................                 351.2              346.5
                                                                                         ------------------------------------
     TOTAL ASSETS ...............................................................        $      2,486.3     $      2,475.1
                                                                                         ------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt .................................................................        $         13.6     $         13.0
Accounts payable ................................................................                 111.4              124.1
Income taxes payable ............................................................                 132.8              146.7
Asbestos-related liability expected to be satisfied within one year..............                 200.1              199.3
Other current liabilities .......................................................                 257.7              286.3
                                                                                         ------------------------------------
     TOTAL CURRENT LIABILITIES ..................................................                 715.6              769.4

Long-term debt ..................................................................                 256.6              123.2
Deferred income taxes ...........................................................                  19.6               20.5
Asbestos-related liability expected to be satisfied after one year ..............                 845.7              884.7
Other liabilities ...............................................................                 554.7              566.2
                                                                                         ------------------------------------
     TOTAL LIABILITIES ..........................................................               2,392.2            2,364.0
                                                                                         ------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock issued, par value $.01; 300,000,000 shares authorized;
     outstanding: 2000 - 67,362,000 shares (1999 - 69,414,000) ..................                   0.8                0.8
Paid in capital .................................................................                 425.2              422.6
Accumulated deficit..............................................................                (102.5)            (126.7)
Deferred compensation trust .....................................................                  (0.8)              (0.6)
Treasury stock, at cost:  8,923,600 common shares (1999 - 6,628,500) ............                (114.5)             (89.1)
Accumulated other comprehensive loss ............................................                (114.1)             (95.9)
                                                                                         ------------------------------------
     TOTAL SHAREHOLDERS' EQUITY .................................................                  94.1              111.1
                                                                                         ------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................................        $      2,486.3     $      2,475.1
=============================================================================================================================


              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.


=================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
=================================================================================================================================
                                  Common Stock                                                  Accumulated
                                       and                         Deferred                        Other            TOTAL
                                     Paid in      Accumulated    Compensation     Treasury     Comprehensive     SHAREHOLDERS'
Dollars in millions                  Capital       Deficit           Trust         Stock           Loss             EQUITY
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999,
  as restated ..................  $   423.4     $  (126.7)         $    (0.6)     $   (89.1)   $   (95.9)        $   111.1
Net income .....................       --            24.2                --            --            --               24.2
Purchase of common stock .......       --             --                 --           (25.4)         --              (25.4)
Shares issued under stock plans         2.6           --                (0.2)          --            --                2.4
Other comprehensive loss........       --             --                 --            --          (18.2)            (18.2)
                                  ----------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2000
   as restated .................  $   426.0     $  (102.5)         $    (0.8)     $  (114.5)   $  (114.1)         $   94.1
================================================================================================================================

================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                                      THREE MONTHS ENDED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)                                                   MARCH 31,
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

BASIS OF PRESENTATION


The interim consolidated financial statements presented herein are unaudited and should be read in conjunction with the consolidated financial statements presented in the Company's 1999 Form 10-K/A. Such interim consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period's basis of presentation.


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


--------------------------------------------------------------------------------
2. PRIOR PERIOD RESTATEMENT
--------------------------------------------------------------------------------

The Company's financial statements as of December 31, 1998, have been restated to reflect management's reassessment of the realization of certain deferred tax assets. The effect of the restatement on the accompanying consolidated financial statements is as follows:

================================================================================
                                   MARCH 31, 2000           DECEMBER 31, 1999
                              --------------------------------------------------
                                   AS                       AS
(DOLLARS IN                    PREVIOUSLY       AS      PREVIOUSLY       AS
  MILLIONS)                     REPORTED     RESTATED    REPORTED     RESTATED
================================================================================
Deferred income tax
 assets, noncurrent ........    $  327.9     $  310.4    $  345.8     $  328.3
Total assets ...............     2,503.8      2,486.3     2,492.6      2,475.1
Income taxes payable .......       104.8        132.8       118.7        146.7
Total liabilities ..........     2,364.2      2,392.2     2,366.0      2,364.0
Accumulated deficit ........       (57.0)      (102.5)      (81.2)      (126.7)
Total shareholders'
 equity ....................       139.6         94.1       156.6        111.1
================================================================================

The restatement has no effect on the Consolidated Statements of Operations or of Cash Flows for the year ended December 31, 1999, or for the three-month periods ended March 31, 2000 and 1999. The restatement does not affect the financial position or results of operations of Grace's operating segments as previously reported.

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

==============================================================
PROPERTY DAMAGE CASE ACTIVITY
==============================================================
Cases outstanding, December 31, 1999 .........          11
New cases filed ..............................           2
Settlements ..................................          --
Dismissals ...................................          --
                                                   -----------
     Cases outstanding, March 31, 2000 .......          13
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

==============================================================
BODILY INJURY CLAIM ACTIVITY
==============================================================
Claims outstanding, December 31, 1999 ........       105,670
New claims filed .............................         7,667
Settlements ..................................        (4,302)
Dismissals ...................................          (194)
Judgments ....................................            --
                                                   -----------
     Claims outstanding, March 31, 2000 ......       108,841
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

=============================================================
ESTIMATED LIABILITY FOR
ASBESTOS-RELATED LITIGATION       MARCH 31,    December 31,
(Dollars in millions)               2000           1999
=============================================================
Asbestos-related liability
  expected to be satisfied
  within one year..............  $   200.1    $     199.3
Asbestos-related liability
  expected to be satisfied
  after one year...............      845.7          884.7
                                 ----------------------------
Total asbestos-related
  liability ...................   $1,045.8    $   1,084.0
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

--------------------------------------------------------------------------------
6. OTHER INCOME
--------------------------------------------------------------------------------

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
===============================================================

--------------------------------------------------------------------------------
7. OTHER BALANCE SHEET ACCOUNTS
--------------------------------------------------------------------------------

==============================================================
                                     MARCH 31,   December 31,
(Dollars in millions)                   2000         1999
==============================================================

NOTES AND ACCOUNTS RECEIVABLE, NET
Trade receivables, less allowance
  of $4.0 (1999 - $3.8)..........      $ 163.7   $  165.7
Other receivables, less allowance
  of $0.3 (1999 - $0.3)..........         26.6       27.9
                                     -------------------------
                                       $ 190.3   $  193.6
==============================================================
INVENTORIES
Raw materials ...................      $  39.4   $   38.0
In process ......................         11.7       10.1
Finished products ...............         90.9       87.1
General merchandise .............         20.6       20.2
Less:  Adjustment of certain
  inventories to a
  last-in/first-out (LIFO) basis         (27.2)     (27.2)
                                     -------------------------
                                       $ 135.4   $  128.2
==============================================================
OTHER ASSETS
Plan assets in excess of defined
  benefit pension obligation.....      $ 302.7   $  298.9
Unamortized costs of overfunded
  pension plans .................        (26.6)     (27.6)
Deferred charges ................         50.9       52.4
Long-term receivables, less
  allowances of $0.8 (1999 - $0.8)         2.4        2.6
Long-term investments ...........          2.0       --
Patents, licenses and other
  intangible assets .............         19.8       20.2
                                     -------------------------
                                       $ 351.2   $  346.5
==============================================================
OTHER CURRENT LIABILITIES
Retained obligations of divested
  businesses ....................      $  76.5   $   85.1
Accrued compensation ............         35.5       36.9
Costs of business restructurings           8.3       13.6
Environmental remediation .......         40.2       43.9
Accrued interest ................          5.3        5.7
Other accrued liabilities .......         91.9      101.1
                                     -------------------------
                                       $ 257.7   $  286.3
==============================================================

OTHER LIABILITIES
Other postretirement benefits ...      $ 198.9    $ 201.4
Environmental remediation .......        165.6      171.6
Defined benefit obligation in
  excess of pension plan assets .        159.1      161.8
Unamortized costs of underfunded
  pension plans .................        (32.4)     (33.1)
Deferred compensation ...........         31.2       32.1
Long-term self insurance reserve           7.3        7.8
Retained obligations of divested
  businesses ....................         14.0       14.0
Other accrued liabilities .......         11.0       10.6
                                     -------------------------
                                       $ 554.7    $ 566.2
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

--------------------------------------------------------------------------------
9. DEBT
--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------
10. SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

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

For additional information, see Notes 15 and 17 to the Consolidated Financial Statements in the 1999 Form 10-K/A.

--------------------------------------------------------------------------------
11. EARNINGS PER SHARE
--------------------------------------------------------------------------------


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
=============================================================

--------------------------------------------------------------------------------
12. COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

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
=============================================================

The table below presents the components of Grace's accumulated other comprehensive loss at March 31, 2000 and December 31, 1999:

=============================================================
COMPONENTS OF ACCUMULATED
OTHER COMPREHENSIVE
LOSS                               MARCH 31,    December 31,
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
=============================================================

--------------------------------------------------------------------------------
13. COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

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
                             --------------------------------

COST PER $ OF SALES ON A
CONSTANT $ BASIS WITH
1998 AS BASE YEAR:

Davison Chemicals .........     $0.807     $0.841     $0.879
Performance Chemicals......      0.872      0.909      0.949
Corporate operating costs..      0.033      0.039      0.041
-------------------------------------------------------------
Total core operations......     $0.871     $0.912      0.954
-------------------------------------------------------------
PERCENTAGE IMPROVEMENT
 FROM PRIOR YEAR ..........       4.5%       4.4%      --
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
     four quarters)...............
=============================================================

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

=============================================================
NONCORE ACTIVITIES
(Dollars in millions)              MARCH 31,   December 31,
---------------------------------    2000         1999
NET NONCORE LIABILITY              (Restated)   (Restated)
=============================================================

BOOK VALUE OF ASSETS AVAILABLE TO
FUND NONCORE OBLIGATIONS:
Cash and other financial assets ..   $ 375.7   $  345.8
Properties and investments .......       8.6        8.8
Asbestos-related insurance
receivable .......................     347.4      371.4
Tax assets, net...................     310.5      318.3

-------------------------------------------------------------
ASSETS AVAILABLE TO FUND NONCORE
   OBLIGATIONS(1).................   1,042.2    1,044.3
-------------------------------------------------------------
Noncore liabilities:
Asbestos-related litigation.......  (1,045.8)  (1,084.0)
Environmental remediation.........    (205.8)    (215.5)
Postretirement benefits...........    (198.9)    (201.4)
Retained obligations and other....     (90.5)     (99.1)
-------------------------------------------------------------
TOTAL NONCORE LIABILITIES.........  (1,541.0)  (1,600.0)
-------------------------------------------------------------
NET NONCORE LIABILITY............. $  (498.8)  $ (555.7)
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


The table above displays the book value of Grace's noncore liabilities and the assets available to fund those liabilities at March 31, 2000 and December 31, 1999. Each liability has different characteristics, risks and expected liquidation profile. Taken together, these liabilities represent $1,541.0 million of Grace's total liabilities as reflected on its balance sheet at March 31, 2000. Assets available to fund noncore liabilities consist of cash and cash equivalents, net cash value of life insurance where Grace is the beneficiary, property and investments not used in core operations, insurance coverage for asbestos-related litigation and net tax assets related to noncore liabilities. These assets, which in the aggregate total $1,042.2 million at March 31, 2000, are not required to support base core operating activities and, thus, are available to fund noncore liabilities.


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


See Note 3 to the Consolidated Financial Statements for further information concerning asbestos related lawsuits and claims.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Grace had no outstanding interest rate swap agreements on March 31, 2000. For further information concerning Grace's quantitative and qualitative disclosures about market risk, refer to Note 12 in the Consolidated Financial Statements in the 1999 Form 10-K/A.

                           PART II. OTHER INFORMATION

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

     (a) Exhibits. The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q/A.

         15.   Accountants' Awareness Letter

         27.   Financial Data Schedule.

     (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the first quarter of 2000.

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

                                                  W. R. GRACE & CO.
                                                  -----------------
                                                    (Registrant)


Date: December 1, 2000                            By /s/ Robert M. Tarola
                                                     --------------------
                                                         Robert M. Tarola
                                                      Chief Financial Officer
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------

     15.          Accountants' Awareness Letter

     27.          Financial Data Schedule.