Form 10-Q/A
period 2000-06-30
W R GRACE & CO
filed 2000-12-04
CIK 1045309

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

                                PORTIONS AMENDED



The Registrant hereby amends its report on Form 10-Q for the quarterly period ended June 30, 2000 for the restatement of the Registrant's consolidated financial statements as of June 30, 2000 and December 31, 1999. Except as set forth in Note 2 to the accompanying consolidated financial statements, no other changes are made to the Registrant's report on Form 10-Q for the quarterly period ended June 30, 2000.








-

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

              Consolidated Balance Sheet                                                          I - 4

              Consolidated Statement of Shareholders' Equity                                      I - 5

              Consolidated Statement of Comprehensive Income (Loss)                               I - 5

              Notes to Consolidated Financial Statements                                     I - 6 to I - 13

Item 2.       Management's Discussion and Analysis of Results of Operations and
              Financial Condition                                                           I - 14 to I - 22

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                         I - 23


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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of
Directors of W. R. Grace & Co.:


We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of June 30, 2000, and the related consolidated statements of operations and of comprehensive income for each of the three-month and six-month periods ended June 30, 2000 and June 30, 1999, the consolidated statement of shareholders' equity for each of the three-month and six-month periods ended June 30, 2000, and the consolidated statement of cash flows for the six-month periods ended June 30, 2000 and June 30, 1999. These financial statements are the responsibility of the Company's management.


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



/S/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Baltimore, Maryland
August 14, 2000, except as to Note 2 which is as of December 1, 2000

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

===========================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                          JUNE 30,        December 31,
CONSOLIDATED BALANCE SHEET (RESTATED)                                                        2000              1999
                                                                                           (UNAUDITED)
===========================================================================================================================
Amounts in millions, except par value and shares

ASSETS
CURRENT ASSETS
Cash and cash equivalents .......................................................         $   167.0          $   199.8
Notes and accounts receivable, net ..............................................             198.4              193.6
Inventories .....................................................................             136.2              128.2
Deferred income taxes ...........................................................             114.1              111.7
Asbestos-related insurance expected to be realized within one year ..............              68.5               75.2
Other current assets.............................................................              55.7               71.3
                                                                                          ---------------------------------
     TOTAL CURRENT ASSETS .......................................................             739.9              779.8

Properties and equipment, net of accumulated depreciation and
     amortization of $927.8 (1999 - $908.3) .....................................             619.4              617.3
Goodwill, less accumulated amortization of $7.5 (1999 - $7.2) ...................              33.4               25.4
Cash value of life insurance policies, net of policy loans.......................             106.0               81.6
Deferred income taxes ...........................................................             301.9              328.3
Asbestos-related insurance expected to be realized after one year................             265.1              296.2
Other assets ....................................................................             380.8              346.5
                                                                                          ---------------------------------
     TOTAL ASSETS ...............................................................         $ 2,446.5          $ 2,475.1
                                                                                          ---------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Short-term debt .................................................................         $    12.7          $    13.0
Accounts payable ................................................................             118.3              124.1
Income taxes payable ............................................................             136.7              146.7
Asbestos-related liability expected to be satisfied within one year..............             213.3              199.3
Other current liabilities .......................................................             253.8              286.3
                                                                                          ---------------------------------
     TOTAL CURRENT LIABILITIES ..................................................             734.8              769.4

Long-term debt ..................................................................             210.4              123.2
Deferred income taxes ...........................................................              10.9               20.5
Asbestos-related liability expected to be satisfied after one year ..............             791.9              884.7
Other liabilities ...............................................................             590.5              566.2
                                                                                          ---------------------------------
     TOTAL LIABILITIES ..........................................................           2,338.5            2,364.0
                                                                                          ---------------------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock issued, par value $.01; 300,000,000 shares authorized;
     outstanding: 2000 - 67,016,000 shares (1999 - 69,414,000) ..................               0.8                0.8
Paid in capital .................................................................             429.4              422.6
Accumulated deficit..............................................................             (67.9)            (126.7)
Deferred compensation trust .....................................................              (0.8)              (0.6)
Treasury stock, at cost:  9,690,290 common shares (1999 - 6,628,500) ............            (124.2)             (89.1)
Accumulated other comprehensive loss ............................................            (129.3)             (95.9)
                                                                                          ---------------------------------
     TOTAL SHAREHOLDERS' EQUITY .................................................             108.0              111.1
                                                                                          ---------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................................         $ 2,446.5          $ 2,475.1
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

                                  Common Stock                                                Accumulated
                                       and                        Deferred                        Other            TOTAL
                                     Paid in     Accumulated    Compensation     Treasury     Comprehensive     SHAREHOLDERS'
Dollars in millions                  Capital       Deficit          Trust         Stock            Loss            EQUITY
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, March 31, 2000, as
restated ........................  $     426.0   $     (102.5)   $      (0.8)    $  (114.5)         $   (114.1)     $    94.1
Net income ......................         --             34.6            --           --                  --             34.6
Purchase of common stock ........         --             --              --           (9.7)               --             (9.7)
Shares issued under stock plans            4.2           --              --           --                  --              4.2
Other comprehensive loss.........         --             --              --           --                 (15.2)         (15.2)
                                  ----------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000, as
restated ........................  $     430.2   $      (67.9)   $      (0.8)    $  (124.2)         $   (129.3)     $   108.0
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999, as
restated ........................  $     423.4   $     (126.7)   $      (0.6)    $   (89.1)         $    (95.9)     $   111.1
Net income ......................         --             58.8           --            --                  --             58.8
Purchase of common stock ........         --             --             --           (35.1)               --            (35.1)
Shares issued under stock plans            6.8           --             (0.2)         --                  --              6.6
Other comprehensive loss.........         --             --             --            --                 (33.4)         (33.4)
                                  ----------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000, as
restated ........................  $     430.2   $      (67.9)   $      (0.8)    $  (124.2)         $   (129.3)     $   108.0
================================================================================================================================



================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                THREE MONTHS                   SIX MONTHS
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)                           ENDED                         ENDED
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

--------------------------------------------------------------------------------
2.       PRIOR PERIOD RESTATEMENT
--------------------------------------------------------------------------------

The Company's financial statements as of December 31, 1998, have been restated to reflect management's reassessment of the realization of certain deferred tax assets. The effect of the restatement on the accompanying consolidated financial statements is as follows:


=================================================================================================================
                          MARCH 31, 2000                  JUNE 30, 2000                     DECEMBER 31, 1999
                  ------------------------        -----------------------              -------------------------
                        AS                             AS                                  AS
(Dollars in         PREVIOUSLY       AS            PREVIOUSLY        AS                 PREVIOUSLY          AS
  millions)          REPORTED     RESTATED          REPORTED      RESTATED               REPORTED        RESTATED
=================================================================================================================

Deferred
income tax
assets,
noncurrent ........                                $  319.4      $  301.9              $  345.8        $  328.3
Total assets ......                                 2,464.0       2,446.5               2,492.6         2,475.1
Income taxes
 payable ..........                                                                       118.7           146.7
Other
 liabilities ......                                   562.5         590.5
Total
 liabilities ......                                 2,310.5       2,338.5               2,366.0         2,364.0
Accumulated
 deficit ..........   $  (57.0)  $  (67.9)            (22.4)        (67.9)                (81.2)         (126.7)
Total
 shareholders'
 equity ...........      139.6      108.0             153.5         108.0                 156.6           111.1
=================================================================================================================

The restatement has no effect on the Consolidated Statements of Operations or of Cash Flows for the year ended December 31, 1999, or for the three-month and six-month periods ended June 30, 2000 and 1999. The restatement does not affect the financial position or results of operations of Grace's operating segments as previously reported.

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

=============================================================
PROPERTY DAMAGE CASE ACTIVITY
=============================================================
Cases pending, December 31, 1999 .............         11
New cases filed ..............................         --
Settlements ..................................         (1)
Dismissals ...................................         --
                                                  -----------
     Cases pending, June 30, 2000 ............         10*
=============================================================

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

=============================================================
BODILY INJURY CLAIM ACTIVITY
=============================================================
Claims pending, December 31, 1999 ............      105,670
New claims filed .............................       21,251
Settlements ..................................      (11,057)
Dismissals ...................................         (449)
Judgments ....................................           (1)
                                                  -----------
     Claims pending, June 30, 2000 ...........      115,414
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


===========================================================
ESTIMATED LIABILITY FOR
ASBESTOS-RELATED LITIGATION       JUNE 30,     December 31,
(Dollars in millions)               2000          1999
-----------------------------------------------------------
Asbestos-related liability
  expected to be satisfied
  within one year..............   $  213.3      $  199.3
Asbestos-related liability
  expected to be satisfied
  after one year...............      791.9         884.7
                                ---------------------------
Total asbestos-related
  liability ...................   $1,005.2      $1,084.0
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
====================================================================

--------------------------------------------------------------------------------
7.       OTHER BALANCE SHEET ACCOUNTS
--------------------------------------------------------------------------------



================================================================
                                        JUNE 30,   December 31,
(Dollars in millions)                     2000         1999
                                       (RESTATED)
================================================================

NOTES AND ACCOUNTS RECEIVABLE, NET
Trade receivables, less allowance
  of $3.8 (1999 - $3.8).............    $ 171.1    $  165.7
Other receivables, less allowance
  of $0.5 (1999 - $0.3).............        27.3       27.9
                                       -------------------------
                                        $  198.4   $  193.6
================================================================
INVENTORIES
Raw materials ......................   $    32.7   $   34.9
In process .........................        21.0       16.7
Finished products ..................        89.6       83.6
General merchandise ................        19.3       20.2
Less:  Adjustment of certain
  inventories to a
  last-in/first-out (LIFO) basis ...       (26.4)     (27.2)
                                       -------------------------
                                        $  136.2   $  128.2
================================================================
OTHER ASSETS
Plan assets in excess of defined
  benefit pension obligation........    $  311.9   $   298.9
Unamortized costs of overfunded
  pension plans ....................       (26.7)     (27.6)
Deferred charges ...................        52.3       52.4
Long-term receivables, less
  allowances of $0.8 (1999 - $0.8)           2.6        2.6
Long-term investments ..............         2.0       --
Patents, licenses and other
  intangible assets ................        38.7       20.2
                                       -------------------------
                                        $  380.8   $  346.5
================================================================
OTHER CURRENT LIABILITIES
Retained obligations of divested
  businesses .......................   $    74,1   $    85.1
Accrued compensation ...............        30.3       36.9
Costs of business restructurings             4.9       13.6
Environmental remediation ..........        45.3       43.9
Accrued interest ...................         5.4        5.7
Other accrued liabilities ..........        93.8      101.1
                                       -------------------------
                                        $  253.8   $  286.3
================================================================

OTHER LIABILITIES
Other postretirement benefits ......   $   196.4   $  201.4
Environmental remediation ..........       157.7      171.6
Defined benefit obligation in
  excess of pension plan assets ....       159.6      161.8
Unamortized costs of underfunded
  pension plans ....................       (32.4)     (33.1)
Deferred compensation ..............        30.5       32.1
Long-term self insurance reserve             6.9        7.8
Retained obligations of divested
  businesses .......................        12.5       14.0
Other accrued liabilities ..........        59.3       10.6
                                       -------------------------
                                       $   590.5   $  566.2
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


================================================================
EARNINGS PER SHARE            THREE MONTHS       SIX MONTHS
(Amounts in millions,             ENDED             ENDED
 except per share amounts)      JUNE 30,          JUNE 30,
================================================================
                              2000     1999    2000      1999
                             -----------------------------------
NUMERATORS
  Income from continuing
     operations ............ $  34.6   $ 30.4  $ 58.8    $ 49.2
                             ===================================
DENOMINATORS
  Weighted average common
  shares - basic
  calculation ..............    67.2     69.5    67.7      70.6

  Effect of dilutive
  securities:
  Employee compensation-
       related shares ......     1.4      3.5     1.3       3.3
                             -----------------------------------
  Weighted average common
        shares - diluted
        calculation.........    68.6     73.0    69.0      73.9
                             ===================================
BASIC EARNINGS PER SHARE -
  CONTINUING  OPERATIONS.... $  0.51   $ 0.44  $ 0.87    $ 0.70
                             ===================================

DILUTED EARNINGS PER SHARE
  - CONTINUING OPERATIONS... $  0.50   $ 0.42  $ 0.85    $ 0.67
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
=============================================================


=============================================================
SIX MONTHS ENDED                          Tax       After-
JUNE 30, 2000                Pre-tax   (Expense)      Tax
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
=============================================================



The table below presents the components of Grace's accumulated other comprehensive loss at June 30, 2000 and December 31, 1999:

=============================================================
COMPONENTS OF ACCUMULATED
OTHER COMPREHENSIVE LOSS
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
=============================================================




--------------------------------------------------------------------------------
13.      TAXES
--------------------------------------------------------------------------------


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

ACCOUNTING FOR CONTINGENCIES

Although the outcome of the matters discussed above and in Note 13 cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under generally accepted accounting principles.

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
                                -----------------------------

COST PER $ OF SALES ON A
CONSTANT $ BASIS WITH 1998 AS
BASE YEAR:

Davison Chemicals ............   $  0.795      $  0.832
Performance Chemicals.........      0.850         0.872
Corporate operating costs.....      0.028         0.034
-------------------------------------------------------------
Total core operations.........   $  0.850      $  0.885
-------------------------------------------------------------
PRODUCTIVITY INDEX............      1.082         1.044
-------------------------------------------------------------
PERCENTAGE IMPROVEMENT FROM
 PRIOR YEAR ..................        3.8%        4.4%
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

PRE-TAX INCOME (EXPENSE) FROM NONCORE ACTIVITIES

The second quarter 2000 net expense from noncore activities of $0.6 million is comprised of approximately $20 million in income offset by various expenses. The income items include the income generated on the Company's pension assets, gains on the sale of noncore assets and income generated from the Company's investment in life insurance. The second quarter 2000 expenses include accruals for legal and environmental matters primarily related to the Company's former operations in Libby, Montana, the tax matters discussed in Note 13 of the Notes to Consolidated Financial Statements and expenses related to retirees of divested businesses. The second quarter 1999 net expense from noncore activities of $1.4 million included a charge related to the settlement of a lawsuit with the Securities and Exchange Commission which required the Company to establish a $1.0 million educational fund for public sector programs to increase awareness and education relating to financial statements and generally accepted accounting principles. For the six months ended June 30, 2000 income from noncore activities was $0.4 million, compared to $5.2 million for the same period in 1999. The income from noncore activities for the six months ended June 30, 1999 includes $4.4 million gain from the sale of a corporate aircraft.

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



================================================================
NONCORE ACTIVITIES
(Dollars in millions)
-----------------------------------   JUNE 30,    December 31,
NET NONCORE LIABILITY                   2000          1999
                                     (RESTATED)    (RESTATED)
================================================================

BOOK VALUE OF ASSETS AVAILABLE
TO FUND NONCORE OBLIGATIONS:

Cash and other financial assets .. $   313.2      $   345.8
Properties and investments .......       8.5            8.8
Asbestos-related insurance             333.6          371.4
receivable .......................

Tax assets, net...................     304.8          318.3
----------------------------------------------------------------
ASSETS AVAILABLE TO FUND NONCORE
   OBLIGATIONS....................     960.1        1,044.3
----------------------------------------------------------------
Noncore liabilities:
Asbestos-related litigation.......  (1,005.2)      (1,084.0)
Environmental remediation.........    (203.0)        (215.5)
Postretirement benefits...........    (196.4)        (201.4)
Retained obligations and other....     (86.5)         (99.1)
----------------------------------------------------------------
TOTAL NONCORE LIABILITIES.........  (1,491.1)      (1,600.0)
----------------------------------------------------------------
NET NONCORE LIABILITY............. $  (531.0)     $  (555.7)
================================================================

UNUSED CREDIT FACILITIES ......... $   298.2      $   410.0
================================================================
                                         SIX MONTHS ENDED
NET CASH FLOW  FROM NONCORE                  JUNE 30,
     ACTIVITIES                    -----------------------------
                                      2000           1999
================================================================

Pre-tax income from noncore
     activities...................   $   0.4      $    5.2
Proceeds from noncore asset sales        6.3          20.4
Other changes.....................       9.7          (2.1)
Cash spending for:
  Asbestos-related litigation,
     net of insurance recovery....     (50.7)        (29.7)
  Environmental remediation.......     (18.8)        (15.0)
  Postretirement benefits.........     (10.2)         (9.7)
  Retained obligations and other..      15.5         (70.9)
----------------------------------------------------------------
TOTAL SPENDING FOR NONCORE
     LIABILITIES .................     (64.2)       (125.3)
----------------------------------------------------------------
NET CASH FLOW OF NONCORE
     ACTIVITIES ..................   $ (47.8)     $ (101.8)
================================================================


The table above displays the book value of Grace's noncore liabilities and the assets available to fund those liabilities at June 30, 2000 and December 31, 1999. Each liability has different characteristics, risks and expected liquidation profile. Taken together, these liabilities represent $1,491.1 million of Grace's total liabilities as reflected on its consolidated balance sheet at June 30, 2000. Assets available to fund noncore liabilities consist of cash and cash equivalents, net cash value of life insurance where Grace is the beneficiary, property and investments not used in core operations, insurance coverage for asbestos-related litigation and net tax assets related to noncore liabilities. These assets, which in the aggregate total $960.1 million at June 30, 2000, are not required to support base core operating activities and, thus, are available to fund noncore liabilities.


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


                  15       Accountants' Awareness Letter

                  27       Financial Data Schedule


         (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the second quarter of 2000.

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          W. R. GRACE & CO.

                                                (Registrant)


Date: December 1, 2000                     By /s/ Robert M. Tarola
                                             ------------------------------
                                                   Robert M. Tarola


                                                Chief Financial Officer
                                             (Principal Accounting Officer)

                                  EXHIBIT INDEX



EXHIBIT NO.       DESCRIPTION OF EXHIBIT                                                WHERE LOCATED
-----------       ----------------------                                                -------------

     4            First Amendment to 264-day Credit Agreement dated as of May 5,        Exhibit 4 to Form 10-Q
                  1999 among W. R. Grace & Co.-Conn.; W. R. Grace & Co.; the             (filed 8/15/00)
                  several banks parties thereto; Bank of America National Trust and Savings Association, as document agent; The Chase
                  Manhattan Bank, as administrative agent for such banks; and
                  Chase Securities, Inc., as bank manager

     10           W. R. Grace & Co. 2000 Stock Incentive Plan, as amended               Exhibit 10 to Form 10-Q
                                                                                         (filed 8/15/00)

     15           Accountants' Awareness Letter                                         Filed herewith

     27           Financial Data Schedule                                               Filed herewith
