Form 10-K405
period 2000-12-31
W R GRACE & CO
filed 2001-04-16
CIK 1045309

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000       Commission file number 1-13953

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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of W. R. Grace & Co. voting stock held by nonaffiliates was approximately $135,346,000 at March 12, 2001.

At March 12, 2001, 65,456,505 shares of W. R. Grace & Co. Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

================================================================================

                                TABLE OF CONTENTS

PART I.........................................................................1

    Item 1.  Business..........................................................1
                 Chapter 11 Filing.............................................1
                 Business Overview.............................................1
                 Products And Markets..........................................4
                 Discontinued Operations.......................................9
                 Research Activities...........................................9
                 Patents And Other Intellectual Property Matters...............9
                 Environmental, Health And Safety Matters.....................10
    Item 2.  Properties.......................................................11
    Item 3.  Legal Proceedings................................................11
    Item 4.  Submission of Matters to a Vote of Security Holders..............15

PART II.......................................................................16

    Item 5.  Market for Registrant's Common Equity and Related
               Shareholder Matters............................................16
    Item 6.  Selected Financial Data..........................................17
    Item 7.  Management's Discussion and Analysis of Results of Operations
               and Financial Condition........................................18
    Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......18
    Item 8.  Financial Statements and Supplementary Data......................18
    Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................18

PART III......................................................................18

    Item 10. Directors and Executive Officers of the Registrant...............18
    Item 11. Executive Compensation...........................................20
    Item 12. Security Ownership of Certain Beneficial Owners and Management...31
    Item 13. Certain Relationships and Related Transactions...................33

PART IV.......................................................................33

    Item 14. Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K.......................................................33

SIGNATURES....................................................................39

FINANCIAL SUPPLEMENT.........................................................F-1

                                     PART I

ITEM 1.  BUSINESS

CHAPTER 11 FILING

         On April 2, 2001, W. R. Grace & Co. ("Grace" or the "Company") and 61 of its United States subsidiaries and affiliates filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in United States Bankruptcy Court for the District of Delaware. The cases were consolidated for the purpose of joint administration and were assigned case numbers 01-1139 through 01-1200. None of the Company's foreign subsidiaries were included in the filing.

         The filing was made in response to a sharply increasing number of asbestos-related bodily injury claims. Under Chapter 11, Grace expects to continue to operate its businesses as debtor-in-possession under court protection from its creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the asbestos-related claims against it.

         Prior to 2000, Grace was able to settle asbestos-related claims through direct negotiations. The filings of claims had stabilized, and annual cash flows were manageable and fairly predictable. In 2000, the litigation environment changed with an unexpected 81% increase in bodily injury claims, which Grace believes is due to a surge in unmeritorious claims. Trends in case filings and settlement demands, which show no signs of returning to historic levels, and which have been exacerbated by the Chapter 11 filings of several co-defendants in asbestos bodily injury litigation, increased the risk that Grace would not be able to resolve its pending and future asbestos claims under the current state court system.

         Grace has concluded that a federal court-supervised Chapter 11 filing provides the best forum available to achieve predictability and fairness in the claims settlement process. By filing under Chapter 11, Grace expects to be able to both obtain a comprehensive resolution of the claims against it and preserve the inherent value of its businesses.

         Grace's asbestos-related litigation and Chapter 11 filing is further discussed in Item 3 of this Report, and in Notes 1 and 3 to Grace's Consolidated Financial Statements for the three years in the period ended December 31, 2000 ("Consolidated Financial Statements") and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement to this Report.

BUSINESS OVERVIEW

         W. R. Grace & Co., through its subsidiaries, is one of the world's leading specialty chemicals companies. Grace entered the specialty chemicals industry in 1954, when it acquired both the Dewey and Almy Chemical Company and the Davison Chemical Company. Grace primarily operates in the following two business segments:

    o Davison Chemicals manufactures catalysts and silica-based products. Davison Chemicals' catalysts include (1) fluid cracking catalysts and additives used by petroleum refineries to convert distilled crude oil into transportation fuels and other petroleum-based products; (2) hydroprocessing catalysts that upgrade heavy oils and remove certain impurities; and (3) polyolefin catalysts and catalyst supports that are essential components in the manufacture of high density and linear low density polyethylene resins used in products such as plastic film, high-performance plastic pipe and plastic household containers. Davison Chemicals' silica gel, colloidal silica, and zeolite adsorbents are used in a wide variety of industrial and consumer applications, such as ink jet paper, separations/chromatography, plastics, toothpastes, paints, precision investment casting, and insulated glass, as well as in the refining of edible oils and for purification in petrochemical processes. Davison Chemicals accounted for approximately 50% of Grace's 2000 sales.

    o Performance Chemicals produces (1) specialty construction chemicals, including performance-enhancing concrete admixtures, cement additives and masonry products; (2) specialty building materials, including fireproofing and waterproofing materials and systems; and (3) container and closure sealants that protect food and beverages from bacteria and other contaminants, extend shelf life and preserve flavor, and coatings used in the manufacture of cans and closures. Performance Chemicals accounted for approximately 50% of Grace's 2000 sales.

Grace also has other business interests as described in "Other Businesses and Investments" below. In 1997, Grace classified its former flexible packaging business ("Packaging Business") as a discontinued operation. The Packaging Business was separated from Grace on March 31, 1998 in a transaction described in Notes 1 and 4 to the Consolidated Financial Statements.

         As used in this Report, the term "Grace" or the "Company" refers to W.
R. Grace & Co., a Delaware corporation and, in certain cases, one or more of its subsidiaries and/or their respective predecessors. Grace's principal executive offices are located at 7500 Grace Drive, Columbia, Maryland 21044, telephone 410/531-4000. As of year-end 2000, Grace had approximately 6,300 full-time employees worldwide in its continuing operations.

         Information concerning net sales, pretax operating income and total assets of Grace's continuing operations by business segment and information by geographic area for 2000, 1999 and 1998 is contained in Note 20 to the Consolidated Financial Statements in the Financial Supplement to this Report.

         Strategic Objectives and Actions. Grace's strategy has been, and will continue to be, to seek to enhance enterprise value by profitably growing its specialty chemicals businesses on a global basis and achieving high levels of financial performance. To achieve these objectives, Grace plans to (i) invest in research and development activities, with the goals of introducing new high-performance products and services and enhancing manufacturing processes;
(ii) implement process and productivity improvements and cost-management initiatives (including the use of Six Sigma processes), including rigorous controls on working capital and capital spending; and (iii) pursue selected acquisitions and alliances. These plans are designed to make

Grace a high-performance company focused on the strengths of its global specialty chemicals businesses.

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

         Most significantly, Grace is a defendant in thousands of lawsuits related to previously sold asbestos-containing products. During 2000, several adverse developments occurred that resulted in a $294 million increase in Grace's estimated cost of disposing of its pending and expected future asbestos-related claims. As a result of these developments, Grace, following a thorough review of its strategic alternatives, filed for protection under Chapter 11 on April 2, 2001. See Item 3 of this Report, and Notes 1 and 3 to Grace's Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement to this Report, for a more detailed discussion of risks related to Grace's asbestos liabilities.

         In addition to general economic, business and market conditions, Grace is also subject to other risks and uncertainties, including the following:

    o    developments in and the outcome of the Chapter 11 proceedings;

    o the loss of flexibility in operating its businesses and the higher costs of doing business under Chapter 11;

    o greater than expected liabilities with respect to environmental remediation;

    o an inability to obtain committed credit facilities or alternative sources of liquidity in amounts sufficient to fund operations, growth initiatives and non-core obligations;

    o a decline in worldwide oil consumption or the development of new methods of oil refining;

    o    increases in prices of raw materials and energy costs;

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

    o an inability to adapt to continuing technological improvements by competitors or customers; and

    o the acquisition (through theft or other means) and use by others of Grace's proprietary formulas and other know-how (particularly in the container products business).

See Notes 1, 3, 4, 5, 10, 13 and 15 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional risks and uncertainties.

PRODUCTS AND MARKETS

         Specialty Chemicals Industry Overview. Specialty chemicals, such as those produced by Grace, are high-value-added products used as intermediates, components or additives in a wide variety of products and processes. They are produced in relatively small volumes and must satisfy well-defined performance requirements and specifications. Specialty chemicals are often critical components of the end products and processes in which they are used; consequently, they are tailored to meet customer needs, which generally results in a close relationship between the specialty chemicals producer and the customer. Rapid response to changing customer needs and reliability of product and supply are important competitive factors in specialty chemicals businesses.

         Grace's management believes that, in specialty chemicals businesses, technological leadership (resulting from continuous innovation through research and development), combined with product differentiation and superior customer service, lead to high operating margins. Grace believes that these factors reward the research and development and customer service costs associated with its strategy.

         Davison Chemicals (Catalysts and Silica-Based Products). Davison, founded in 1832, is composed of two primary product groups: (i) catalysts and
(ii) silica products and adsorbents. These product groups principally apply silica, alumina and zeolite technology in the design and manufacture of products to meet the varying specifications of such diverse customers as major oil refiners, plastics and chemical manufacturers, and consumer products and pharmaceutical/nutraceutical companies. Davison believes that its technological expertise provides a competitive edge, allowing it to quickly design products and materials that meet changing customer specifications and to develop new products and materials that expand its existing technology.

         Davison produces refinery catalysts, including (i) fluid cracking catalysts ("FCC") used by petroleum refiners to convert distilled crude oil into more valuable transportation fuels (such as gasoline and jet and diesel fuels) and other petroleum-based products, and (ii) hydroprocessing catalysts that upgrade heavy oils and remove certain impurities (such as nitrogen, sulfur and heavy metals). Davison also develops and manufactures FCC additives used for octane enhancement and to reduce emissions of sulfur oxides, nitrogen oxides and carbon monoxide. Oil refining is a highly specialized discipline, demanding that products be tailored to meet local variations in crude oil and the refinery's products output mix. Davison works regularly with most of the approximately 360 refineries in the world, helping to find the most appropriate catalyst formulations for refiners' changing needs.

         Davison's catalyst business has benefited from the increased use of FCC units to produce selected petrochemical feedstocks. It has also benefited from the passage of more stringent environmental regulations, which has increased demand for FCC additives that reduce emissions. Davison's business is affected by the capacity utilization of refiners' cracking units - as capacity utilization increases, the refiner uses a disproportionately greater amount of fluid cracking catalyst. Consolidation in the refining industry may affect Davison's sales and margins as the purchasing power of its customers may increase, and the gain or loss of a customer may have a greater impact on Davison's sales.

         Davison has recently introduced new catalyst technologies for certain high-technology market segments such as sulfur reduction in gasoline. Davison also has expanded its hydroprocessing catalyst offerings through two recent transactions. In 2000, Davison acquired the distillate catalyst business of the Crosfield Group. In March 2001, Grace and Chevron Corporation entered into a joint venture to combine Chevron's fixed bed residuum catalyst business with Davison's ebullating bed residuum and distillate catalyst business.

         Davison believes it is one of the world leaders in refinery catalysts and the largest supplier of fluid cracking catalysts in the world. Competition in the refinery catalyst business is based on technology, product performance, customer service and price.

         Davison is also a major producer of polyolefin catalysts and catalyst supports, essential components in the manufacture of high density and linear low density polyethylene resins used in products such as plastic film, high-performance plastic pipe and plastic household containers. Davison catalysts and catalyst supports are used in manufacturing nearly half of all such resins produced worldwide. The polyolefin catalyst business is technology-intensive and focused on providing products formulated to meet customer specifications. Manufacturers generally compete on a worldwide basis, and competition has recently intensified due to evolving technologies, particularly the use of metallocene catalysts. Davison believes that metallocene catalysts represent a revolutionary development in the making of plastics, allowing manufacturers to design polymers with exact performance characteristics. Davison is continuing to work with leading technology licensors on the development and commercialization of metallocene catalysts.

         Silica products and zeolite adsorbents produced by Davison are used in a wide variety of industrial and consumer applications. For example, silica gels are used in coatings as matting agents (i.e., to reduce gloss), in plastics to improve handling, in toothpastes as whiteners, in foods to carry flavors and prevent caking, and in the purification of edible oils and beer stabilization. Colloidal silicas are used as binders in precision investment casting and refractory applications. Zeolite adsorbents are used between the two panes of insulating glass to adsorb moisture and are used in process applications to separate certain chemical components from mixtures. Competition is based on product performance, customer service and price.

         Davison is using its expertise in silica gels technology to develop new products for existing markets, such as coatings. Davison also has recently introduced new products for the high-growth ink receptive paper segment, including improved gels for ink absorption for glossy media and new paper coating formulas. During 2000, Davison enhanced its silica products offerings by acquiring the colloidal silicas business of E.I. DuPont de Nemours. In addition to being used in some of the applications described above, colloidal silicas are used in precision investment casting and refractory applications. The silicas and adsorbents business has a large, fragmented customer base due to the diverse markets served by its products. To help cope with and better serve these customers, Davison recently introduced web-based initiatives, starting with online ordering of packaged desiccants and offering process design formulas online to assist customers in quickly and efficiently determining their needs. Europe accounts for almost half of silica and adsorbent sales, which have recently been subject to unfavorable currency exchange.

         Davison's net sales were $784 million in 2000, $751 million in 1999 and $761 million in 1998; 49% of Davison's 2000 net sales were generated in North America, 33% in Europe, and 11% in Asia Pacific and 7% in Latin America. Sales of catalysts accounted for 35% of total net sales of Grace in 2000 and 1999 and 36% in 1998. Sales of silica products and zeolite adsorbents accounted for 14% of Grace's total net sales in 2000, 1999 and 1998. At year-end 2000, Davison employed approximately 2,800 people worldwide in 12 facilities (eight in the U.S. and one each in Canada, Germany, Brazil and Malaysia). Davison's principal U.S. manufacturing facilities are located in Baltimore, Maryland and Lake Charles, Louisiana. Davison has a direct selling force and distributes its products directly to approximately 12,300 customers (290 for catalysts and more than 12,000 for silicas/adsorbents), the largest of which accounted for approximately 6% of Davison's 2000 sales.

         Most raw materials used in the manufacture of Davison products are available from multiple sources; in some instances, Davison produces its own raw materials. Recently, due to worldwide supply shortages, Davison has experienced significantly higher natural gas and petroleum-based raw material price increases that have had a negative impact on its operating margins. Seasonality does not have a significant overall effect on Davison's business. However, sales of refining catalysts tend to be lower in the first and fourth quarters due to a shift in production by refineries from gasoline to home heating oil for the winter season.

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

         Performance Chemicals' specialty building materials prevent water damage to structures (such as water- and ice-barrier products for residential use and waterproofing systems for commercial structures) and protect structural steel against collapse due to fire. In North America, the specialty building materials product line also manufactures and distributes vermiculite products used in insulation and other applications. Recent product developments include liquid-applied waterproofing products and new roof underlayments that provide protection from ice and wind-driven rain; enhancements to fireproofing products that make Performance Chemicals' systems more competitive by improving applicator productivity; and fireproofing products for industrial, petrochemical and acoustical applications. In addition, through the acquisition of International Protective Coatings Corporation in 2000, Performance Chemicals added firestops to its product offerings. Firestops are caulk and sealant systems that retard the spread of heat, flame and smoke through walls and ceiling joints and openings in buildings for wiring and piping through which heat, flame or smoke can penetrate.

         In addition to new product introductions and enhancements and acquisitions, Performance Chemicals looks for growth opportunities in developing economies, where increases in construction activity and sophistication of construction practices can increase demand for Performance Chemicals' construction chemicals and building materials products.

         The construction chemicals and building materials produced by Performance Chemicals are marketed to an extremely broad range of customers, including cement manufacturers, ready-mix and precast concrete producers, local contractors, specialty subcontractors and applicators, masonry block manufacturers, building materials distributors and other industrial manufacturers, as well as construction specifiers, such as architects and structural engineers. For some of these customer groups (such as contractors), cost and ease of application are key factors in making purchasing decisions; for others (such as architects and structural engineers), product performance and design versatility are the critical factors. In view of this diversity, and because the construction chemicals and building materials businesses require intensive sales and customer service efforts, Performance Chemicals maintains a separate sales and technical support team for each of its product groups. These sales and support teams sell products under global contracts, under U.S. or regional contracts and on a job-by-job basis. Consequently, Performance Chemicals competes globally with several large construction materials suppliers and regionally and locally with numerous smaller competitors. In recent years, the cement and concrete industry has experienced some consolidation, particularly in markets outside the U.S. Competition is based largely on technical support and service, product performance, adaptability of the product and price.

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

         The raw materials used by the construction chemicals and building materials product lines can be obtained from multiple sources, including commodity chemical producers, petroleum companies and paper manufacturers. In most instances, there are at least two alternative suppliers for each of the principal raw materials used by these businesses. Recently, due to worldwide shortages in the supply of oil, petroleum-based raw materials costs have significantly increased, negatively affecting operating margins.

         The container products business consists primarily of three product lines: can sealants and closure sealants for rigid containers, and coatings for metal packaging. These products are used to assure the quality of packaging and to preserve container contents. Can sealants ensure a hermetic seal between the lid and the body of beverage, food, aerosol and other cans. Closure sealants are used to seal pry-off and twist-off metal crowns, as well as roll-on pilfer-proof and plastic closures for glass and plastic bottles and jars used in beverage and food applications. Coatings are used in the manufacture of cans and closures to protect the metal against corrosion, to protect the contents against the influences of metal, to ensure proper adhesion of sealing compounds to metal surfaces, and to provide base coats for inks and for decorative purposes. These products are principally sold to companies that manufacture containers.

         Performance Chemicals is seeking to expand its container product offerings and improve sales growth through developing technologies, such as its oxygen-scavenging compounds (which absorb oxygen resulting in extended shelf life) and high barrier materials that limit gas transmission into plastic packaging. Performance Chemicals is also looking to improve container product sales through continued growth in developing regions. However, sales growth has been impacted and will likely be impacted in the future by the trend toward can systems requiring fewer seams, as well as the increasing use of plastic and glass containers.

         Competition is based on providing high-quality customer service at customer sites, as well as on uniform product quality, reliability, the ability to offer environmentally-friendly products and price. In addition, because of the relative concentration of the canning and bottling market, maintaining relationships with leading container manufacturers, canners and bottlers, and assisting them as they install new production equipment and reengineer processes, are key elements for success. In 2000, approximately 35% of container product sales were derived from its top ten customers.

         Although raw materials used in the container products business, including resins, rubber and latices, are generally available from multiple sources, certain raw materials are purchased from single source suppliers. Some raw materials are also subject to pricing pressures from time to time, particularly for certain specialty resins. Also, currency devaluations in developing countries may adversely affect raw material costs and the prices the business may charge for its products. Performance Chemicals has been successful in establishing a supply chain organization focused on managing raw material costs and flow to alleviate some of these pressures. However, due to recent worldwide shortages in the supply of oil, petroleum-based raw materials costs have significantly increased, negatively affecting operating margins. The impact of seasonality is not significant to the container products business.

         Performance Chemicals' 2000 net sales totaled $813 million (58% in North America, 19% in Europe, 16% in Asia Pacific and 7% in Latin America), versus $800 million in 1999 and $785 million in 1998. Sales of specialty construction chemicals accounted for 22% of Grace's total net sales in 2000, 21% in 1999 and 20% in 1998; sales of specialty building materials accounted for 14% of Grace's total net sales in 2000, 1999 and 1998; and sales of container products accounted for 15% of Grace's total net sales in 2000, and 16% in 1999 and 1998. At year-end 2000, Performance Chemicals employed approximately 3,300 people at 65 production facilities (25 in North America, 19 in Asia Pacific, 14 in Europe and 7 in Latin America) and approximately 80 sales offices worldwide. Performance Chemicals' capital expenditures tend to be relatively lower, and sales and marketing expenditures tend to be relatively higher, than those of Davison Chemicals.

         Other Businesses and Investments. In January 1999, Grace sold its Circe biomedical subsidiary to an investment group. Circe was engaged in the development of bioartificial organs. Grace also owns miscellaneous businesses and investments that are not material.

DISCONTINUED OPERATIONS

         Grace's former Packaging Business was a leading global supplier of high-performance materials and systems used in packaging food and industrial and consumer products. The Packaging Business operated in the U.S. and in 45 other countries throughout the world. Its principal products were various food packaging products and shrink and nonshrink films for industrial and consumer products. On March 31, 1998, the predecessor and former parent company of Grace ("Old Grace") combined its Packaging Business with Sealed Air Corporation ("Sealed Air"). Old Grace effected the transaction with Sealed Air by transferring its specialty chemicals and other non-packaging businesses to Grace, spinning off Grace to Old Grace shareholders and merging a subsidiary of Old Grace with Sealed Air. For further information, see Notes 1 and 4 to the Consolidated Financial Statements in the Financial Supplement.

         In July 1999, Grace sold substantially all of its interest in Cross Country Staffing, a provider of temporary nurses and other health care related services, to an affiliate of Charterhouse Group International, Inc., a private equity firm, and the management of Cross Country Staffing. The transaction was preceded by Grace's purchase of a minority interest in Cross Country Staffing held by Nestor Healthcare Group plc. Grace received pretax net cash proceeds of approximately $103 million as a result of these two transactions.

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

         Research and development expenses relating to continuing operations amounted to $46 million in 2000, $42 million in 1999 and $47 million in 1998 (including expenses incurred in funding external research projects). The amount of research and development expenses relating to government- and customer-sponsored projects (rather than projects sponsored by Grace) was not material.

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

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         Manufacturers of specialty chemicals products, including Grace, are subject to stringent regulations under numerous U.S. federal, state and local and foreign environmental, health and safety laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace has expended substantial funds to comply with such laws and regulations and expects to continue to do so in the future. The following table sets forth Grace's expenditures in the past three years, and its estimated expenditures in 2001 and 2002, for (i) the operation and maintenance of environmental facilities and the disposal of wastes with respect to continuing operations; (ii) capital expenditures for environmental control facilities relating to continuing operations; and (iii) site remediation:

                                   (i)              (ii)            (iii)
                              Operation of
                             Facilities and        Capital          Site
                             Waste Disposal     Expenditures     Remediation
                             --------------     ------------     -----------
                                               (in $ millions)

              1998                 38                 6              37

              1999                 31                 6              25

              2000                 26                 4              47

              2001 (est.)          27                 7              37

              2002 (est.)          29                 6              23

         Additional material environmental costs may arise as a result of future legislation or other developments. Grace's earnings, competitive position and other capital expenditures have not been, and are not expected to be, materially adversely affected by compliance with environmental requirements. See Note 15 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement to this Report.

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

ITEM 2.  PROPERTIES

         Grace operates manufacturing and other types of plants and facilities (including office and other service facilities) throughout the world. Some of these plants and facilities are shared by more than one Grace business unit, and since the disposition of the Packaging Business, some plants and facilities are shared with Sealed Air Corporation. Grace considers its major operating properties to be in good operating condition and suitable for their current use. Although Grace believes that, after taking planned expansion into account, the productive capacity of its plants and other facilities is generally adequate for current operations and foreseeable growth, it conducts ongoing, long-range forecasting of its capital requirements to assure that additional capacity will be available when and as needed. Accordingly, Grace does not anticipate that its operations or income will be materially affected by the absence of available capacity. See Note 20 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for information regarding Grace's capital expenditures.

         Additional information regarding Grace's properties is set forth in
Item 1 above.

ITEM 3.  LEGAL PROCEEDINGS

         Asbestos Litigation. Grace is a defendant in property damage and bodily injury lawsuits relating to previously sold asbestos-containing products and expects that it will receive additional asbestos-related claims in the future. Grace was a defendant in 61,395 asbestos-related lawsuits at December 31, 2000 (15 involving claims for property damages, including 8 relating to Grace's former attic insulation product, and the remainder involving 124,907 claims for bodily injury), as compared to 50,342 lawsuits at year-end 1999 (11 involving claims for property damage, none of which relates to attic insulation, and the remainder involving 105,670 claims for bodily injury). In most of these lawsuits, Grace is one of many defendants.

         The plaintiffs in property damage lawsuits generally seek to have the defendants absorb the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. Cumulatively through December 31, 2000, 140 asbestos property damage cases were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in seven cases for a total of $60.3 million (none of which is on appeal); and 207 property damage cases were settled for a total of $696.8 million.

         In February 2000 a purported class action lawsuit was filed in the U.S. District Court for the Eastern District of Massachusetts against the Company (Lindholm v. W. R. Grace & Co.) on behalf of all owners of homes containing Zonolite(R) attic fill insulation, a product previously sold by Grace that may contain trace amounts of asbestos. The action seeks damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. Since Lindholm was filed, eight additional purported class action lawsuits have been filed against Grace in various state and federal courts asserting similar claims and seeking similar damages to those in Lindholm. One of the purported federal class actions has been consolidated with

Lindholm, and all the purported federal class actions have been transferred to the U.S. District Court for the Eastern District of Massachusetts. Purported class actions in California, Minnesota, Illinois and Washington were pending in state courts at the time of Grace's Chapter 11 filing. While Grace has not completed its investigation of the claims described in these lawsuits, Grace believes that this product was and continues to be safe for its intended purpose and poses little or no threat to human health. At this time Grace is not able to assess the extent of any possible liability related to this matter.

         Cumulatively through December 31, 2000, approximately 16,200 bodily injury lawsuits involving approximately 35,500 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 53,400 lawsuits involving approximately 151,800 claims were disposed of for a total of $561.8 million.

         Based on Grace's experience and trends in asbestos bodily injury litigation, Grace has endeavored to reasonably forecast the number and ultimate cost of all present and future bodily injury claims expected to be asserted, based on measures governed by generally accepted accounting principles relating to probable and estimable liabilities. Grace has accrued $1,105.9 million at December 31, 2000 as its estimate of liability for all asbestos-related property damage and bodily injury cases and claims then pending (except for the cases and claims related to Grace's attic fill litigation as described above), as well as all bodily injury claims expected to be filed in the future. (However, due to the Chapter 11 filing and the uncertainties of asbestos-related litigation, actual amounts could differ materially from the recorded liability.)

         Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. Grace has settled with and has been paid by all of its primary insurance carriers with respect to both property damage and bodily injury cases and claims. Grace has also settled with its excess insurance carriers that wrote policies available for property damage cases; those settlements involve amounts paid and to be paid to Grace. In addition, Grace has settled with excess insurance carriers that wrote policies available for bodily injury claims in layers of insurance that Grace believes may be reached based on its current estimates. Insurance coverage for asbestos-related liabilities has not been commercially available since 1985.

         Pursuant to settlements with primary-level and excess-level insurance carriers with respect to asbestos-related claims, Grace received payments totaling $821.4 million prior to 1998, as well as payments totaling $74.0 million in 1998, $73.1 million in 1999, and $85.6 million in 2000. Under certain settlements, Grace expects to receive additional amounts from insurance carriers in the future and has recorded receivables to reflect the amounts expected to be recovered as asbestos-related claims are paid. At December 31, 2000, Grace had recorded a receivable of $369.3 million, as well as notes receivable of $2.7 million from insurance carriers, reflecting the estimated recovery from insurance carriers with respect to pending and projected asbestos cases and claims.

         During 2000, the number of bodily injury claims made against Grace increased significantly compared to 1999 and prior year claim levels, with a total of 48,786 bodily injury claims being received in 2000, versus 26,941 claims in 1999. Also, costs to resolve asbestos litigation were higher than expected for bodily injury and certain property damage claims. In addition, five significant codefendant companies in bodily injury litigation have petitioned for reorganization under Chapter 11 of the U.S. Bankruptcy Code. These developments and events have caused an environment that increases the risk of more claims being filed against Grace than previously projected, with higher settlement demands and trial risks. These developments and events also raised substantial doubt whether Grace would be able to manage its asbestos liabilities over the long term under the existing state court system. As a result, following a thorough review of the strategic and operating issues associated with continuing to defend asbestos litigation through the court system versus voluntarily seeking a resolution of such litigation through reorganization under Chapter 11 of the U.S. Bankruptcy Code, Grace filed for protection under Chapter 11 on April 2, 2001. As a result of the Chapter 11 filing, all asbestos-related litigation against Grace has been stayed.

         See Item 1 of this Report and Notes 1 and 3 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional information.

         Environmental Proceedings. The following is a description of the material environmental proceedings in which Grace is involved:

         Grace (together with certain other companies) has been designated a "potentially responsible party" ("PRP") by the U.S. Environmental Protection Agency ("EPA") with respect to absorbing the costs of investigating and remediating pollution at various sites. At year-end 2000, proceedings were pending with respect to approximately 30 sites as to which Grace has been designated a PRP. U.S. federal law provides that all PRPs may be held jointly and severally liable for the costs of investigating and remediating a site. Grace is also conducting investigatory and remediation activities at sites under the jurisdiction of state and/or local authorities.

         The EPA is conducting an investigation of the air, water and soil quality in and around Libby, Montana. This investigation was triggered by newspaper reports of excessive levels of asbestos-related disease related to Grace's former vermiculite mining activities in the area. The EPA, which commenced such investigation in 1999, has recently questioned the reliability of its analytical methods, and announced a program of additional testing in the yards and homes of Libby area residents. These investigations are not expected to result in material liability to Grace.

         In February 2000, a purported class action lawsuit was filed in U.S. District Court for Montana, Missoula Division (Tennison, et al. v. W. R. Grace & Co., et al.) against Grace on behalf of all owners of real property situated within 12 miles of Libby, Montana that are improved private properties. The action alleges that the class members have suffered harm in the form of environmental contamination and loss of property rights resulting from Grace's former vermiculite mining and processing operations. The complaint seeks remediation, property damages and punitive damages. Grace has no reason to believe that its former activities caused damage to the environment or property.

         In October 2000, a purported class action lawsuit was filed in U.S. District Court for Minnesota, 4th Division (Chase v. W. R. Grace & Co.-Conn.) alleging loss of property values of residents in the vicinity of a former vermiculite expanding plant in Minneapolis. Grace is presently cooperating with regulatory authorities and the present owners to investigate this former plant site. The EPA has commenced a program to remove suspected vermiculite processing by-products from driveways at about 45 homes in the area. These activities are not expected to result in material liability to Grace.

         The EPA is investigating approximately 50 vermiculite expanding plants operated by Grace and may be investigating approximately 285 other plants operated by third parties that handled vermiculite concentrate supplied by Grace. Active investigative or remediation activities are ongoing at five locations. Grace does not have sufficient information at this time to determine the extent of any possible liability related to this investigation.

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

         Grace is a party to three environmental insurance coverage actions pending in the U.S. District Court for the Southern District of New York. The first is styled Maryland Casualty Co. v. W. R. Grace & Co. (filed June 21,
1988). Litigation continues in this case as to a primary-level carrier that has not settled with respect to claims for environmental property damage. The second case, entitled Uniguard v. W. R. Grace, was filed on December 17, 1997. This declaratory judgment action seeks a determination concerning the liability of one excess carrier for bodily injury claims as a result of environmental contamination. In June 2000, a separate lawsuit was filed against Grace by one of its former primary insurance carriers seeking coverage determinations regarding 45 claims (Continental Casualty Company v. W. R. Grace & Co. and W. R. Grace & Co.-Conn.). Most of these claims involve alleged environmental property damage at sites once owned and operated by Grace or at waste sites that allegedly received waste materials from plants operated by Grace, including Grace's claims for coverage regarding certain claims involving its former vermiculite mining operation in Libby, Montana. The outcome of these cases, as well as the amounts of any recoveries that Grace may receive in connection therewith, is presently uncertain.

         Grace believes that the liabilities for environmental remediation costs, including costs relating to environmental proceedings, that have been recorded in Grace's historical financial statements are adequate and, irrespective of the outcome of the insurance litigations referred to above, Grace believes that the resolution of pending environmental proceedings will not have a material adverse effect on the consolidated financial position or liquidity of Grace. For further information, see "Environmental, Health and Safety Matters" under Item 1 above and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement.

         Abner Class Action. Grace has been named in a putative class action suit filed in September 2000 in California Superior Court for the County of San Francisco alleging that the 1996 reorganization involving a predecessor of Grace and Fresenius A.G. and the 1998 reorganization involving a predecessor of Grace and Sealed Air Corporation were fraudulent transfers (Abner, et al., v. W. R. Grace & Co., et al.). The suit is alleged to have been brought on behalf of all individuals who presently have lawsuits on file that are pursuing personal injury or wrongful death claims against any of the defendants. The other defendants in the suit have all asserted claims against Grace for indemnification. The amended complaint also names "Does 1-100" as defendants and alleges that those unidentified individuals are responsible "in some manner" for the wrongs alleged. While this lawsuit has been stayed as to Grace as a result of Grace's Chapter 11 filing, Grace believes that the suit is without merit.

         Tax Claims. In 1988 and 1990, Grace acquired whole life insurance policies ("COLI") on the lives of certain of its employees as part of a strategy to fund the cost of post-retirement employee health care benefits and other long-term liabilities. COLI premiums have been funded in part by loans issued against the cash surrender value of the COLI policies. The Internal Revenue Service ("IRS") is challenging the deductions for interest on such loans claimed by Grace and similarly situated companies. In 2000 Grace paid approximately $21.2 million of tax and interest related to COLI deductions taken in 1990 through 1992. Grace is currently under audit for the 1993-96 tax years. During those years Grace deducted approximately $122.1 million in interest attributable to the COLI policies. In 1996 legislation was enacted that phased out the tax benefits for COLI-related interest deductions over a three-year period ending in 1998. During those years, Grace deducted approximately $41.1 million in COLI-related interest. Grace is contesting the IRS's position on the grounds that Grace had and continues to have a valid business purpose for acquiring the COLI policies, that the COLI policies have economic substance and that the interest deductions claimed were in compliance with tax laws in effect at the time.

         The IRS also has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1995 related to a subsidiary of Grace that formerly held a majority interest in Cross Country Staffing. The assessments were made in connection with a meal and incidental expense per diem plan for traveling healthcare personnel, which was in effect through 1999. The IRS contends that certain per diem meals and incidental expenses and lodging benefits provided to traveling healthcare personnel to defray the expenses they incurred while traveling on business should have been treated as wages subject to employment taxes. Grace contends that its per diem and expense allowance plans were in accordance with statutory and regulatory requirements, as well as other published guidance from the IRS, for per diem and expense allowance plans. The matter is currently pending in the U.S. Court of Claims.

         For further information, see Note 15 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations under Financial Condition" in the Financial Supplement to this Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         This Item is inapplicable, as no matters were submitted to a vote of the Company's security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         Except as provided below, the information called for by this Item appears in the Financial Supplement under the heading "Financial Summary" opposite the caption "Other Statistics - Common shareholders of record" (page F-32); under the heading "Quarterly Summary and Statistical Information - Unaudited" opposite the caption "Market price of common stock" (page F-31); and in Note 16 to the Consolidated Financial Statements (page F-25).

         On March 31, 1998, the Company paid a dividend, in respect of each share of the Company's Common Stock, par value $.01 per share ("Common Stock"), of one Preferred Stock Purchase Right ("Right"). The Rights are not and will not become exercisable unless and until certain events occur (as described below). Until such events occur, the Rights will automatically trade with the Common Stock, and separate certificates for the Rights will not be distributed. The Rights will become exercisable on the earlier to occur of (a) 10 days after a person or group ("Acquiring Person") has acquired beneficial ownership of 20% or more of the then outstanding shares of Common Stock or (b) 10 business days (or such later date as may be fixed by the Company's Board of Directors) after an Acquiring Person commences (or announces the intention to commence) a tender offer or exchange offer that would result in such Acquiring Person becoming the beneficial owner or 20% or more of the then outstanding shares of Common Stock. Holders of Rights, as such, have no rights as shareholders of the Company; consequently, such holders have no rights to vote or receive dividends, among other things.

         When the Rights become exercisable, each Right will initially entitle the holder to buy from the Company one hundredth of a share of the Company's Junior Participating Preferred Stock, par value $.01 per share ("Junior Preferred Stock"), for $100, subject to adjustment ("exercise price"). If a person or group becomes an Acquiring Person, each Right will entitle the holder to receive upon exercise, in lieu of shares of Junior Preferred Stock, that number of shares of Common Stock having a market value of two times the exercise price of the Right. If, at any time after a person or group becomes an Acquiring Person, the Company is acquired in a merger or other business combination of 50% or more of the Company's consolidated assets or earning power is sold, each Right not owned by an Acquiring Person will entitle the holder to buy a number of shares of common stock of the acquiring company having a market value equal to twice the exercise price.

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

         At any time after any person or group becomes and Acquiring Person, and prior to the acquisition by such Acquiring Person of 50% or more of the outstanding shares of Common Stock, the Company's Board of Directors may exchange the Rights (other than Rights owned by such person or group, which will become void after such person becomes an Acquiring Person) for Common Stock or Junior Preferred Stock, in whole or in part, at an exchange ratio of one share of Common Stock, or one hundredth of a share of Junior Preferred Stock (or of a share of another series of the Company's Preferred Stock having equivalent rights, preferences and privileges), per Right (subject to adjustment).

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

ITEM 6.  SELECTED FINANCIAL DATA

         The information called for by this Item appears under the heading "Financial Summary" (page F-32 of the Financial Supplement) and in Notes 1, 2, 3, 4, 10, 13 and 15 to the Consolidated Financial Statements (pages F-10, F-11, F-12, F-13, F-14, F-15, F-16, F-17, F-20, F-21, F-22, F-23 and F-24 of the
Financial Supplement), which is incorporated herein by reference. In addition,
Exhibit 12 to this Report (page F-47 of the Financial Supplement) contains the ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends for Grace for the years 1996-2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information called for by this Item appears on pages F-33 to F-45 of the Financial Supplement, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information called for by this Item appears in Notes 12 and 13 to the Consolidated Financial Statements (pages F-21 and F-22 of the Financial Supplement), which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibit on page F-2 of the Financial Supplement, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         This Item is inapplicable, as no such changes or disagreements have occurred.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's current directors and executive officers are listed below. The Company's Certificate of Incorporation provides for the division of the Board of Directors into three classes, each to serve for a three-year term or until their respective successors are elected. Executive officers are elected to serve until the following annual meeting of the Company's Board of Directors or until their respective successors are elected.

      Name and Age                           Office                     First Elected
      ------------                           ------                     -------------
John F. Akers (66)          Class II Director - Term expiring in 2003      05/09/97

Ronald C. Cambre (62)       Class III Director - Term expiring in 2001     09/01/98

Marye Anne Fox (53)         Class I Director - Term expiring in 2002       05/10/96

John J. Murphy (69)         Class II Director - Term expiring in 2003      05/09/97

Paul J. Norris (53)         Class III Director (Chairman) - Term
                            expiring in 2001,                              01/01/99
                            President and Chief                            11/01/98
                            Executive Officer

Thomas A. Vanderslice (69)  Class I Director - Term expiring in 2002       05/10/96


Robert J. Bettacchi (58)    Senior Vice President                          04/01/97

William M. Corcoran (51)    Vice President                                 05/11/99

W. Brian McGowan (51)       Senior Vice President                          12/06/90*

David B. Siegel (52)        Senior Vice President and                      09/01/98*
                            General Counsel

Robert M. Tarola (50)       Senior Vice President and                      05/11/99
                            Chief Financial Officer

*  Designated an Executive Officer on July 9, 1998

         In view of the Chapter 11 filing, the directors are expected to continue to serve beyond the expiration of their respective terms.

         Mr. Akers served as Chairman of the Board and Chief Executive Officer of International Business Machines Corporation from 1985 until his retirement in 1993. He is a director of Hallmark Cards, Inc., Lehman Brothers Holdings, Inc., The New York Times Company, PepsiCo, Inc. and Springs Industries, Inc.

         Mr. Cambre is Chairman of the Board of Newmont Mining Corporation. He joined Newmont as Vice Chairman and CEO in 1993 and has served as Chairman since 1995. He is also a director of Cleveland-Cliffs Inc. and McDermott International, Inc.

         Dr. Fox is Chancellor of North Carolina State University and Professor of Chemistry at that institution. Previously she was Vice President for Research and the Waggoner Regents Chair in Chemistry of the University of Texas, positions she held from 1994 and 1992, respectively, until 1998.

         Mr. Murphy served as Chairman of the Board of Dresser Industries, Inc., a supplier of products and technical services to the energy industry, until 1996. From 1997 to 2000, he was a Managing Director of SMG Management L.L.C., a privately owned investment group. Mr. Murphy is a director of CARBO Ceramics, Inc., Kerr-McGee Corporation, PepsiCo, Inc. and Shaw Industries Ltd.

         Mr. Norris was Senior Vice President of AlliedSignal Incorporated and President of its specialty chemicals business from January 1997 until joining Grace. Mr. Norris joined AlliedSignal in 1989 as President of its fluorine products/chemicals and catalysts businesses.

         Mr. Vanderslice served as Chairman and Chief Executive Officer of M/A-COM, Inc., a designer and manufacturer of radio frequency and microwave components, devices and subsystems for commercial and defense applications, from 1989 until his retirement in 1995. He is a director of Texaco Inc.

         Messrs. Bettacchi, McGowan and Siegel have been actively engaged in Grace's business for the past five years.

         Mr. Corcoran previously served as Vice President of Business and Regulatory Affairs for AlliedSignal Incorporated's specialty chemicals business from 1997. For nine years prior to that, he served as Vice President of Public Affairs in AlliedSignal's engineered materials sector.

         Mr. Tarola joined Grace from MedStar Health, Inc., where he had served as Senior Vice President and Chief Financial Officer from July 1998. He previously served in a similar capacity with Helix Health, Inc. for two years. From 1974 through 1996, Mr. Tarola was an employee of and partner of Price Waterhouse LLP.

ITEM 11. EXECUTIVE COMPENSATION

         Summary Compensation Table. The following Summary Compensation Table contains information concerning the compensation of (a) Paul J. Norris, Chief Executive Officer; and (b) the other four most highly compensated executive officers of Grace who were serving as such at year-end 2000. Certain information has been omitted from the Summary Compensation Table because it is not applicable or because it is not required under the rules of the Securities and Exchange Commission ("SEC").

                                         Annual Compensation                      Long-Term Compensation
                                -------------------------------------------------------------------------------------
                                                                                   Awards                  Payouts
                                                                        ----------------------------     ------------
                                                                                       No. of Shares
                                                           Other        Restricted       Underlying
   Name and Principal                                      Annual          Stock           Options          LTIP        All Other
        Position          Year    Salary      Bonus     Compensation      Award(a)       Granted(b)      Payouts(c) Compensation(d)
        --------          ----    ------      -----     ------------      --------       ----------      --------------------------

P. J. Norris            2000     $812,500   $526,800            ---           ---        315,000               N/A       $90,766
Chairman, President and 1999      737,500    942,500    $272,486(e)           ---        290,000               N/A        33,353
Chief Executive         1998      120,833    250,000                   $2,966,486        439,026               N/A         3,819
Officer(f)

R. J. Bettacchi         2000      332,344    125,000                          ---         85,000          $102,670        42,171
Senior Vice President   1999      297,500    300,000                          ---            ---            45,508        41,733
                        1998      242,500    170,000                          ---        130,000         1,905,438        37,358


W. M. Corcoran          2000      256,667    100,000                          ---         40,000               N/A         7,157
Vice President (g)      1999      145,833    125,000                      178,750         32,500               N/A           306
                        1998

D. B. Siegel            2000      306,667    125,000                          ---         60,000            75,832        22,205
Senior Vice President   1999      275,000    225,000                          ---            ---            35,822        16,561
and General Counsel     1998      240,000    108,000                      202,000        130,000         1,491,352        16,737


R. M. Tarola            2000      359,000    155,000                          ---         75,000               N/A        12,322
Senior Vice President   1999      224,130    155,000                          ---        100,000               N/A           621
and Chief Financial     1998
Officer (h)

                                            (Footnotes appear on following page)

(a) At December 31, 2000, the dollar value of the 170,733 shares of restricted stock issued to Mr. Norris was $544,211. The restrictions expire in one-third increments on November 1, 1999, November 1, 2000 and November 1, 2001. At December 31, 2000, the dollar value of the 10,000 shares of restricted stock issued to Mr. Corcoran was $31,875. The restrictions on shares held by Mr. Corcoran expire on May 31, 2002. At December 31, 2000, the dollar value of the 10,100 shares of restricted stock issued to Mr. Siegel was $32,194. The restrictions on shares held by Mr. Siegel expired on April 2, 2001. Restrictions on all shares will expire earlier under certain circumstances, such as a change of control. See "Employment Agreements."

(b) The share amounts in this column for Messrs. Bettacchi and Siegel reflect adjustments made to give effect to the March 1998 separation of Grace's packaging business and the merger of such business with Sealed Air Corporation (the "Packaging Transaction").

(c) The amounts in this column represent payments under the Long-Term Incentive Plan ("LTIP") made in each year, as follows: 2000 - amounts paid for the 1997-1999 Performance Period; 1999 - amounts paid for the 1996-1998 Performance Period (to the extent not previously paid in 1998); and 1998 - amounts paid for the 1995-1997, 1996-1998 and
         1997-1999 Performance Periods following termination of the LTIP in connection with the Packaging Transaction. See "LTIP" below for additional information.

(d)      The amounts in this column for 2000 consist of the following:

         (i) above-market interest earned on deferred compensation, as follows: Mr. Norris -- $864; Mr. Bettacchi -- $16,949; Mr. Corcoran -- $1,587; and Mr. Tarola -- $5,875;

         (ii) the actuarially determined value of Company-paid premiums on "split-dollar" life insurance, as follows: Mr. Norris -- $32,904; Mr. Bettacchi -- $4,415; and Mr. Siegel -- $4,516;

         (iii) payments made to persons whose personal and/or Company contributions to Grace's Salaried Employees Savings and Investment Plan ("Savings Plan") would be subject to limitations under federal income tax law, as follows: Mr. Norris -- $50,736; Mr. Bettacchi -- $15,130; and Mr. Siegel -- $12,012.

         (iv) Company contributions to the Savings Plan , as follows: Mr. Norris -- $5,100; Mr. Bettacchi -- $5,100; Mr. Corcoran -- $5,142; Mr. Siegel -- $5,100; and Mr. Tarola -- $5,870; and

         (v) the value of Company-provided personal liability insurance, as follows: Mr. Norris -- $1,162; Mr. Bettacchi -- $577; Mr. Corcoran -- $428; Mr. Siegel -- $577; and Mr. Tarola -- $577.

(e) This amount includes $238,996 of payments made to Mr. Norris under Grace's relocation program.

(f) Mr. Norris was elected President and Chief Executive Officer November 1, 1998 and became Chairman on January 1, 1999.

(g)      Mr. Corcoran was elected Vice President on May 11, 1999.

(h) Mr. Tarola was elected Senior Vice President and Chief Financial Officer on May 11, 1999.

         Stock Options. The following table contains information concerning stock options granted in 2000, including the potential realizable value of each grant assuming that the market value of the Common Stock were to appreciate from the date of grant to the expiration of the option at annualized rates of (a) 5% and (b) 10%, in each case compounded annually over the term of the option. For example, the options granted to Mr. Norris in 2000 would produce a pretax gain of $6,745,848 shown in the table if the market price of the Common Stock rises at an annual rate of 10% to $34.88 per share by the time the options are exercised; based on the number and market price of the shares outstanding at year-end 2000, such an increase in the price of the Common Stock would produce a corresponding aggregate pretax gain of approximately $312 million for the Company's shareholders. The assumed rates of appreciation shown in the table have been specified by the SEC for illustrative purposes only and are not intended to predict future stock prices, which will depend upon various factors, including market conditions and future performance and prospects. In view of recent developments, Grace believes it is unlikely that its Common Stock will achieve the indicated levels of appreciation in the foreseeable future, if at all (see "Chapter 11 Filing" in Item 1).

         Options become exercisable at the time or times determined by the Compensation Committee of the Board of Directors; the options shown below become exercisable in three approximately equal annual installments beginning one year after the date of grant or upon the earlier occurrence of a "change in control" (see "Employment Agreements" and "Severance Agreements"). All of the options shown below have purchase prices equal to the fair market value of the Common Stock at the date of grant.

                                                                                    Potential Realizable Value at
                                                                                    Assumed Annual Rates of Stock
                                                2000 Grants                         Price Appreciation for Option
                                                                                                 Term
                        ----------------------------------------------------------- -------------------------------
                                         % of Total
                        No. of Shares      Options
                          Underlying     Granted to      Purchase
                           Options      Employees in       Price       Expiration
NAME                       Granted          2000         ($/Share)        Date            5%             10%
                        ----------------------------------------------------------- -------------------------------
P. J. Norris. . . . .          315,000             12%      $13.4688         5/9/10      $2,672,883     $6,745,848
R. J. Bettacchi  . . .          85,000              3%      $13.4688         5/9/10         721,254      1,820,308
W. M. Corcoran.  . . .          40,000              2%      $13.4688         5/9/10         339,414        856,616
D. B. Siegel . . . . .          60,000              2%      $13.4688         5/9/10         509,121      1,284,923
R. M. Tarola . . . . .          75,000              3%      $13.4688         5/9/10         636,401      1,606,154
All Shareholders . . .            -               -             -              -       $123,640,458   $312,044,967
Named Executive
Officers' Percentage
of Realizable Value
Gained by All                     -               -             -              -                 4%             4%
Shareholders.  . . .

         The following table contains information concerning stock options exercised in 2000, including the "value realized" upon exercise (the difference between the total purchase price of the options exercised and the market value, at the date of exercise, of the shares acquired), and the value of unexercised "in-the-money" options held at December 31, 2000 (the difference between the aggregate purchase price of all such options held and the market value of the shares covered by such options at December 31, 2000).

                                       Option Exercises in 2000 and Option Values at 12/31/00 (1)
                      ---------------------------------------------------------------------------------------------
                       No. of Shares                      No. of Shares Underlying       Value of Unexercised
                        Acquired on                        Unexercised Options at       In-the-Money Options at
Name                     Exercise      Value Realized             12/31/00                     12/31/00
                                                         Exercisable/Unexercisable     Exercisable/Unexercisable
                      ---------------------------------------------------------------------------------------------
P. J. Norris . . . .         0               $ 0             389,350 / 654,676                  $0 /      $0
R. J. Bettacchi . .          0                 0             668,399 / 128,334                   0 /       0
W. M. Corcoran. . .          0                 0              10,833 /  61,667                   0 /       0
D. B. Siegel . . . .         0                 0             254,861 / 103,334                   0 /       0
R. M. Tarola . . . .         0                 0              33,333 / 141,667                   0 /       0

(1) The number of shares covered by each option and the purchase price of each option reflect, where applicable, adjustments made in connection with the Packaging Transaction in the cases of Messrs. Bettacchi and Siegel.

         Long-Term Incentive Program (LTIP). In connection with the Packaging Transaction, the Compensation Committee determined to make the following changes in the LTIP: (a) Performance Units granted for the 1996-1998 and 1997-1999 Performance Periods vested on a prorata basis on March 31, 1998, the completion date of the Packaging Transaction; (b) the amounts earned under those Units were calculated based on results achieved through March 31, 1998; (c) 75% of the estimated value of such vested portions was paid in cash prior to completion of the Packaging Transaction; (d) the balance of such vested portions was paid in cash following completion of the Packaging Transaction; and (e) the value of the unvested portions, based on targeted Performance Units and on the final average price of the Common Stock immediately prior to completion of the Packaging Transaction, was paid in cash following the end of the respective Performance Periods (subject to continued service).

         The Board has approved a new LTIP for key employees for 2001, and it is anticipated that awards will be made to key employees under the new LTIP for each subsequent calendar year as well. The new LTIP is generally designed to provide key employees with long-term incentives having a value at the 60th percentile of long-term incentives offered by specialty chemical companies of comparable size to Grace. For each key employee, the targeted value of the new LTIP award for each year will be split so that 50% of the value of the award will be provided in the form of a stock option grant, and 50% will be in the form of cash compensation, payable if the Company achieves certain pretax earnings targets over a three calendar year period. Depending on the pretax earnings performance of the Company during the applicable three-year period, the employee may be paid a total amount ranging from zero to two times the targeted cash compensation applicable to the employee.

         If a key employee becomes entitled to any cash compensation for any award year under the new LTIP, then such compensation will generally be paid in two installments; one after the end of the second calendar year following the applicable award year (which will be a partial payment based on performance for the first two years of the applicable three-year period), and the other installment will be paid to the employee after the end of the third calendar year following the applicable award year (which will consider performance for the complete three-year period and will be offset by the amount of the prior installment). Generally, under the new LTIP, a key employee will forfeit his or her rights to receive an installment of cash compensation if, prior to the payment of the installment, the employee either voluntarily resigns from the Company or is terminated by the Company for cause.

         Pension Arrangements. Salaried employees of designated units who are 21 or older and who have one or more years of service are eligible to participate in the Retirement Plan for Salaried Employees. Under this basic retirement plan, pension benefits are based upon (a) the employee's average annual compensation for the 60 consecutive months in which his or her compensation is highest during the last 180 months of continuous participation and (b) the number of years of the employee's credited service. For purposes of this basic retirement plan, compensation generally includes nondeferred base salary and nondeferred annual incentive compensation (bonus) awards; however, for 2000, federal income tax law limited to $170,000 the annual compensation on which benefits under this plan may be based.

         Grace also has a Supplemental Executive Retirement Plan under which a covered employee will receive the full pension to which he or she would be entitled in the absence of the above and other limitations imposed under federal income tax law. In addition, this supplemental plan recognizes deferred base salary, deferred annual incentive compensation awards and, in some cases, periods of employment during which an employee was ineligible to participate in the basic retirement plan. (Commencing in 2001, Grace's deferred compensation plan no longer permits deferrals of base salary or incentive compensation.) An employee will generally be eligible to participate in the supplemental plan if he or she has an annual base salary of at least $75,000 and is earning credited service under the basic retirement plan.

         The following table shows the annual pensions payable under the basic and supplemental plans for different levels of compensation and years of credited service. The amounts shown have been computed on the assumption that the employee retired at age 65 on January 1, 2000, with benefits payable on a straight life annuity basis. Such amounts are subject to (but do not reflect) an offset of 1.25% of an estimate of the employee's primary Social Security benefit at retirement age for each year of credited service under the basic and supplemental plans.

   Highest Average                                       Years of Credited Service
        Annual          ---------------------------------------------------------------------------------------------
     Compensation       10 Years       15 Years        20 Years       25 Years          30 Years         35 Years
-------------------   ----------   -------------   -------------  --------------    -------------    --------------
          $100,000      $15,000         $22,500         $30,000         $37,500          $45,000           $52,500
           200,000       30,000          45,000          60,000          75,000           90,000           105,000
           300,000       45,000          67,500          90,000         112,500          135,000           157,500
           400,000       60,000          90,000         120,000         150,000          180,000           210,000
           500,000       75,000         112,500         150,000         187,500          225,000           262,500
           600,000       90,000         135,000         180,000         225,000          270,000           315,000
           700,000      105,000         157,500         210,000         262,500          315,000           367,500
           800,000      120,000         180,000         240,000         300,000          360,000           420,000
           900,000      135,000         202,500         270,000         337,500          405,000           472,500
         1,000,000      150,000         225,000         300,000         375,000          450,000           525,000
         1,100,000      165,000         247,500         330,000         412,500          495,000           577,500
         1,200,000      180,000         270,000         360,000         450,000          540,000           630,000
         1,300,000      195,000         292,500         390,000         487,500          585,000           682,500
         1,400,000      210,000         315,000         420,000         525,000          630,000           735,000
         1,500,000      225,000         337,500         450,000         562,500          675,000           787,500
         1,600,000      240,000         360,000         480,000         600,000          720,000           840,000
         1,700,000      255,000         382,500         510,000         637,500          765,000           892,500
         1,800,000      270,000         405,000         540,000         675,000          810,000           945,000
         1,900,000      285,000         427,500         570,000         712,500          855,000           997,500
         2,000,000      300,000         450,000         600,000         750,000          900,000         1,050,000
         2,100,000      315,000         472,500         630,000         787,500          945,000         1,102,500
         2,200,000      330,000         495,000         660,000         825,000          990,000         1,155,000

         At December 31, 2000, Messrs. Norris, Bettacchi, Corcoran, Siegel and Tarola had 8.83, 29, 1.56, 23.75 and 1.56 years of credited service, respectively, under the basic and supplemental retirement plans. (Mr. Norris' years of credited service include his eligible service with Grace from 1975 to 1981.) For purposes of those plans, the 2000 compensation of such executive officers was as follows: Mr. Norris -- $1,755,000; Mr. Bettacchi -- $632,344; Mr. Corcoran -- $381,667; Mr. Siegel -- $531,667; and Mr. Tarola -- $514,000.
Messrs. Corcoran and Tarola are entitled to additional pension benefits under their employment agreements, and Mr. Norris is eligible for additional pension benefits under his employment agreement if his employment continues beyond October 31, 2001, or if he is terminated without cause (see "Employment Agreements").

         Employment Agreements. Effective January 1, 2001, Mr. Norris and Grace entered into a new employment agreement, which supercedes the letter agreement between Mr. Norris and Grace dated October 26, 1998. This agreement expires December 31, 2002, subject to renewal provisions. Under the agreement, Mr. Norris' annual base salary will not be less than $875,000. He will continue to participate in Grace's annual incentive compensation program, under which his targeted award will be at least 75% of his annual base salary.

         Under Mr. Norris' prior letter agreement, he received a restricted stock award on November 1, 1998 covering 170,733 shares of Grace Common Stock. The restrictions on the final installment of Mr. Norris' restricted stock award (covering 56,911 shares of Grace Common Stock) will lapse on November 1, 2001. Under his employment agreement, Mr. Norris may choose to receive the award in the form of unrestricted shares or may convert the award to cash in the amount of $10.25 for each unrestricted share comprising such final installment.

         Also under the prior agreement, Mr. Norris received upon his commencement of employment on November 1, 1998 a non-statutory stock option grant covering 439,026 shares of Common Stock pursuant to Grace's 1998 Stock Incentive Plan. His employment agreement provides that Grace will make a stock appreciation payment to Mr. Norris, at the time he elects to exercise any vested options under that stock option grant or at the time he elects to cancel such options, provided that the price of a share of Common Stock is above $10.25 at the time. The payment will be equal to the number of shares exercised (or cancelled), multiplied by the difference between (a) the purchase price per share ($16.75), or the price of a share of Common Stock on the date of such exercise if less than the purchase price per share, and (b) $10.25.

         Under his employment agreement, Mr. Norris received (in January 2001) an $875,000 retention bonus for services through December 31, 2001, and if he remains employed with Grace (or is terminated without cause or on the basis of constructive discharge, death or disability), he will receive retention bonuses of $500,000 each on December 31, 2001 and 2002. The first two payments are subject to prorata repayment if Mr. Norris' terminates his employment other than on the basis of constructive discharge, death or disability.

         Under the employment agreement, if Mr. Norris' employment is terminated by Grace without cause or by Mr. Norris on the basis of constructive discharge at any time, then he will be entitled to receive a severance payment equal to two times the dollar amount that equals 175% of his annual base salary at the time of such termination. Such payment will be made in a lump sum immediately after Mr. Norris' date of termination.

         Mr. Norris' employment agreement also continues the same retirement benefits provisions as under his prior agreement, which are described in this paragraph: If Mr. Norris is not terminated for cause, and he does not terminate his employment (other than on the basis of constructive discharge, disability or death), prior to November 1, 2001, the agreement provides that, in determining the benefits payable to Mr. Norris under Grace's basic and supplemental retirement plans, his years of service with Grace and his prior employer will be recognized as if those years were continuous service with Grace, with an offset for any retirement benefits payable from his prior employers' retirement plans. In addition, the "final average compensation" used to determine his retirement benefits payable under Grace's basic and supplemental retirement plans will only consider compensation earned by Mr. Norris from and after the commencement of his current term of employment with Grace on November 1, 1998.

         Also, the employment agreement provides that, if Mr. Norris does not receive supplemental retirement benefits under any Grace plan, then such supplemental benefit will become payable to Mr. Norris under his employment agreement. In addition, in the event of Mr. Norris' termination on or after November 1, 2001 (or if he terminates his employment with Grace at any time based on constructive discharge), Grace will immediately pay Mr. Norris a lump sum cash payment equal in value to all supplemental retirement benefits payable to Mr. Norris under his employment agreement or any plan or program of Grace.

     The agreement further provides that, upon Mr. Norris' termination of employment (unless Mr. Norris terminates his employment prior to October 31, 2001 other than on the basis of constructive discharge, disability or death), Grace will provide Mr. Norris with relocation assistance to any location within the continental United States selected by Mr. Norris, including certain cash payments and relocation assistance, including compensation for any loss incurred on the sale of his Maryland home.

     The agreement also provides for Mr. Norris' participation in other benefits and compensation programs, including benefits and programs generally available to other senior executives of Grace. The foregoing description of Mr. Norris' employment agreement does not purport to be complete and is qualified in its entirety by reference to such agreement, which is filed as Exhibit 10.20 to this Report.

     Mr. Corcoran has an employment agreement with Grace that terminates May 31, 2002, subject to extension. Under the agreement, Mr. Corcoran's initial base salary is $250,000, subject to annual review and approval of the Compensation Committee. In addition, Mr. Corcoran is eligible to participate in Grace's annual incentive compensation program, with a target award no less than to 37% of his annual base salary (except that his incentive award for 1999 was set at an amount between $92,000 and $182,000). Under the agreement, Mr. Corcoran also received a stock option grant covering 32,500 shares of Common Stock, and a grant of 10,000 shares of restricted Common Stock.

     In the event that Mr. Corcoran is terminated by Grace without cause on or before May 31, 2002, he will generally be entitled to a severance payment equal to two times the amount that is 137% of his annual base salary at the time of his termination. If he is terminated by Grace without cause after that date, Mr. Corcoran will generally be entitled to a severance payment equal to one times such amount. (However, along with other executive officers and certain key employees of Grace, Mr. Corcoran has entered into a retention agreement with Grace, described below, under which, in certain circumstances, he may be entitled to enhanced severance pay in lieu of, but not in addition to, the severance pay provided under his employment agreement.)

     If Mr. Corcoran's employment does not cease prior to May 22, 2002 (or he is terminated without cause prior to that date), the benefits payable to Mr. Corcoran under Grace's basic and supplemental retirement plans will be determined by adding additional years of credited service under those plans. Generally, for each year of credited service under those plans that he actually earns during his period of employment with Grace, he will receive credit for an additional one-half year of credited service under those plans (up to a maximum of 5 additional years of credited service), except that in no event will he receive less than 5 years of credited service, regardless of the date his employment with Grace actually terminates. The foregoing description of Mr. Corcoran's employment agreement does not purport to be complete and is qualified in its entirety by reference to such agreement, which is filed as
Exhibit 10.24 to this Report.

     On January 30, 2001, Mr. Siegel entered into a new agreement with Grace that specifies certain terms and conditions of his employment (the "2001 Agreement"). Under the 2001 Agreement, which supercedes his prior agreement, Mr. Siegel received a retention payment and became covered by an enhanced severance arrangement, each of which is described below. In exchange, Mr. Siegel agreed that he would have no right to severance pay under the Grace 1999 Productivity and Effectiveness Program (the "PEP Program") and that he would give Grace at least 90 days' prior notice if he voluntarily resigned or retired on or prior to December 31, 2002.

     Under the 2001 Agreement, Mr. Siegel received a retention payment in the amount of $600,000. Mr. Siegel is required to repay a prorata portion of one-half of the retention payment if he voluntarily terminates his employment with Grace (other than as a result of a constructive termination), or he is terminated for cause, prior to December 31, 2002. The 2001 Agreement also specifies that Mr. Siegel would be entitled to an enhanced severance payment equal to two times his annual base salary if he is involuntarily terminated without cause under circumstances which would qualify him for severance pay under Grace's severance plan that generally covers salaried employees.

     The 2001 Agreement also provides that Mr. Siegel will relocate full time to Columbia, Maryland on or before January 1, 2003, unless he gives Grace 90 days' notice of his election to resign prior to September 30, 2002. If Mr. Siegel relocates to Maryland, he will be entitled to the relocation benefits generally available to other Grace employees who relocated to Maryland during 1999 in conjunction with the relocation of Grace's headquarters from Boca Raton, Florida. If Mr. Siegel elects to resign prior to September 30, 2002, then he will be eligible for all separation arrangements under the PEP Program (except severance pay under the PEP Program). Until Mr. Siegel relocates to Maryland or resigns, Grace has agreed to continue to provide him with a furnished apartment in Baltimore, a rental car while on business in Maryland and roundtrip coach airfare for travel between Boca Raton and Columbia. The foregoing description of the 2001 Agreement does not purport to be complete and is qualified in its entirety by reference to such agreement, which is filed as
Exhibit 10.22 to this Report.

     Mr. Tarola has an employment agreement providing for his service as Senior Vice President and Chief Financial Officer of Grace through November 10, 2002, subject to extension by agreement between Mr. Tarola and Grace. Under this agreement, Mr. Tarola is entitled to an annual base salary of $350,000, and an annual incentive award (bonus) for each calendar year during his term of employment. That bonus will be targeted to be no less than 45% of his annual base salary (with a maximum bonus equal to double the targeted bonus for any calendar year); except that his incentive award for 1999 was set at an amount no less than $129,000. The agreement also provides that Mr. Tarola's annual base salary and incentive award is generally subject to annual review and approval of the Compensation Committee. Under the agreement, Mr. Tarola received a stock option grant covering 100,000 shares of Common Stock.

     In the event that Mr. Tarola is terminated by Grace without cause on or before November 10, 2002, he will generally be entitled to a severance payment equal to two times the amount that is 145% of his annual base salary at the time of his termination. If he is terminated by Grace without cause after that date, Mr. Tarola will generally be entitled to a severance payment equal to one times such amount. (However, along with other officers and certain key employees of

Grace, Mr. Tarola entered into a retention agreement with Grace, described below, under which, in certain circumstances, he may be entitled to enhanced severance pay in lieu of, but not in addition to, the severance pay provided under his employment agreement.)

     If Mr. Tarola's employment does not cease prior to November 10, 2002 (or if he is terminated without cause prior to that date), the benefits payable to Mr. Tarola under Grace's basic and supplemental retirement plans will be determined by adding additional years of credited service under those plans. Generally, for each year of credited service under those plans that he actually earns during his period of employment with Grace, he will receive credit for one additional year of credited service under those plans (up to a maximum of 10 additional years of credited service), except that in no event will he receive less than 5 years of credited service, regardless of the date his employment with Grace actually terminates. The foregoing description of Mr. Tarola's employment agreement does not purport to be complete and is qualified in its entirety by reference to such agreement, which has been filed with the SEC as an exhibit to Grace's Quarterly Report on Form 10-Q filed on August 13, 1999 for the quarter ended June 30, 1999.

     Change-in-Control Severance Agreements. In addition to the severance described in the retention agreements below, Grace has severance agreements with all of its executive officers. These agreements generally provide that in the event of the involuntary termination of the individual's employment without cause (including constructive termination caused by a material reduction in his or her authority or responsibility or by certain other circumstances) following a "change in control" of Grace, he or she will generally receive a severance payment equal to three times the sum of his or her annual base salary plus target annual incentive compensation (bonus), subject to prorata reduction in the case of an officer who is within 36 months of normal retirement age (65). For purposes of the severance agreements, "change in control" means the acquisition of 20% or more of the Common Stock (but not if such acquisition is the result of the sale of Common Stock by Grace that has been approved by the Board), the failure of Board-nominated directors to constitute a majority of any class of the Board of Directors, the occurrence of a transaction in which the shareholders of Grace immediately preceding such transaction do not own more than 50% of the combined voting power of the corporation resulting from such transaction, or the liquidation or dissolution of Grace. This description of the severance agreements does not purport to be complete and is qualified in its entirety by reference to the form of such agreement, which was filed as an exhibit to the Registration Statement on Form 10 filed with the SEC by Grace (named Grace Specialty Chemicals, Inc. at the time of filing) on March 13, 1998.

     Retention Agreements. Effective January 1, 2001, Grace entered into retention agreements with each of the executive officers other than Messrs. Norris and Siegel, whose retention agreements are covered by their respective employment agreements. These agreements were approved by the Compensation Committee in recognition of the adverse effect that the market performance of the Common Stock has had and is expected to continue to have on Grace's ability to attract and retain key employees. Under the terms of these agreements, each such executive officer received a payment in January 2001 equal to his annual base salary, subject to remaining employed with Grace for a two-year period. In the event of the voluntary termination of such officer's employment (other than a constructive termination caused by a reduction in salary, a permanent change in job location or a change in job duties inappropriate to such officer's position) or a termination of such officer's employment for cause, then such officer would be required to reimburse Grace for a prorata portion of such payment based on the number of days remaining in such two-year period. The retention payments are not considered compensation for purposes of any Grace benefit or compensation plan or program. In addition to the retention payment, the retention agreements provide that in the event of the involuntary termination of such officer's employment under circumstances that would qualify such officer for severance pay under Grace's severance plan that generally covers salaried employees, then the officer would be entitled to severance pay equal to two times his or her annual base salary. With respect to any such officer who has any other agreement with Grace regarding the payment of severance upon termination of employment, if such officer becomes entitled to severance under both the terms of the retention agreement and such other agreement, then the officer would only receive severance pay under the retention agreement, unless the other agreement provides for a greater amount of severance pay (in which case, the officer would only receive severance pay under such other agreement).

     Executive Salary Protection Plan. All executive officers participate in the Executive Salary Protection Plan ("ESPP"), which provides that, in the event of a participant's disability or death prior to age 70, Grace will continue to pay all or a portion of base salary to the participant or a beneficiary for a period based on the participant's age at the time of disability or death. Payments under the ESPP may not exceed 100% of base salary for the first year and 60% thereafter in the case of disability (50% in the case of death). This description of the ESPP does not purport to be complete and is qualified in its entirety by reference to the text of the ESPP, as amended, which was filed as an exhibit to Grace's predecessor's Annual Report on Form 10-K for the year ended December 31, 1996.

     Effect of Chapter 11 Filing. The continuation of certain executive compensation and benefit programs may be affected by the Chapter 11 proceedings.

     Directors' Compensation and Consulting Arrangements. Under the compensation program for nonemployee directors in effect for 2000, each nonemployee director received an annual retainer of $50,000 payable, at the election of each director, in the form of Common Stock or options to purchase Common Stock. The number of option shares is calculated based on a ratio of three option shares for each share of Common Stock that would otherwise be payable had a director elected to receive the annual retainer in Common Stock. The purchase price of the option is the market value of a share of Common Stock on the date the option is granted. All such options are immediately exercisable. In addition, in lieu of individual meeting fees, each nonemployee director received an annual fee of $24,000, ($30,000 for directors holding a committee chair), prorated for scheduled meetings not attended. This fee was paid, at the election of each director, in cash, in Common Stock or in stock options as described above. A director may elect to defer all or part of each payment made in Common Stock. The deferred payment will be held in a deferred compensation trust established by Grace. Common Stock held in the trust will be delivered to the director following his or her termination from service (or a subsequent date specified by the director). All stock options are transferable to family members or trusts for their benefit.

     Beginning in 2001, directors will receive $4,000 ($5,000 for directors holding a committee chair) in cash for each meeting date in respect of the Board meeting and all committee meetings held on such date. In addition, the annual retainer of $50,000 will be paid one-half in cash, and one-half in Common Stock or options to purchase Common Stock, at the election of each director following the end of each year, as described above.

     Grace reimburses nonemployee directors for expenses they incur in attending Board and committee meetings. Grace also maintains business travel accident insurance coverage for them. In addition, nonemployee directors may receive $1,000 per day for work performed at the request of Grace.

     Compensation Committee Interlocks and Insider Participation. During 2000, the Compensation Committee of the Board was comprised of Messrs. Akers (Chair), Cambre, Murphy and Vanderslice, and Dr. Fox. None of such persons is a current or former officer or employee of Grace or any of its subsidiaries, nor did any of such persons have any reportable transactions with Grace or any of its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the Common Stock beneficially owned, directly or indirectly, as of January 31, 2001 by (1) each person known to Grace to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, and (2) each current director and nominee, each of the executive officers named in the Summary Compensation Table set forth under "Election of Directors -- Compensation," and such directors and all executive officers as a group.

                                                             Shares of Common Stock
Beneficial Owner                                               Beneficially Owned                Percent
----------------                                             ----------------------              -------

The Baupost Group, L.L.C (1) . . .. . . . . . . . . . .             5,733,600                      8.8%
44 Brattle Street, 5th Floor
Cambridge, MA 02138

FMR Corp. (1) . . . . . . . . . . . . . . . . . . . . . .           3,765,400                      5.6%
62 Devonshire Street
Boston, MA 02109

Peninsula Partners, L.P. (1) (2) . . . . . . . . . .. . .           3,330,000                      5.1%
Peninsula Capital Advisors, LLC
404B East Main Street, 2nd Floor
Charlottesville, VA 22902

J. F. Akers . . . . . . . . . . . . . . . . . . . . . . .               1,205                        *
                                                                       74,535    (O)
                                                                       11,287    (T)

R. J. Bettacchi . . . . . . . . . . . . . . . . . . . . .                                          1.02%
                                                                      668,399    (O)
                                                                        8,155    (T)



                                                             Shares of Common Stock
 Beneficial Owner                                               Beneficially Owned                Percent
----------------                                             ----------------------              -------
R. C. Cambre . . . . . . . . . . . . . . . . . . . . . .                3,362                        *

W. M. Corcoran. . . . . . . . . . . . . . . . . . . . . .              10,000
                                                                       10,833    (O)
                                                                        2,496    (T)

M. A. Fox . . . . . . . . . . . . . . . . . . . . . . . .               3,455                        *
                                                                       59,007    (O)
                                                                        2,834    (T)


J. J. Murphy . . . . . . . . . . . . . . . . . . . . . .                1,139                        *
                                                                       15,528    (O)
                                                                        5,509    (T)

P. J. Norris . . . . . . . . . . . . . . . . . . . . . .              195,733                      1.47%
                                                                      778,701    (O)
                                                                        2,089    (T)



D. B. Siegel . . . . . . . . . . . . . . . . . . . . . .               15,100                        *
                                                                      254,321    (O)
                                                                       40,656    (T)


R. M. Tarola  . . . . . . . . . . . . . . . . . . . . . .              15,000                        *
                                                                       33,000    (O)
                                                                          124    (T)

T. A. Vanderslice . . . . . . . . . . . . . . . . . . . .               1,731                        *
                                                                       69,876    (O)
                                                                        9,060    (T)

Directors and executive officers as a group . . . .                   268,275                      3.96%
                                                                    2,297,238    (O)
                                                                      117,857    (T)


*    Indicates less than 1%

(O) Shares covered by stock options exercisable on or within 60 days after January 31, 2001.

(T) Shares owned by trusts and other entities as to which the person has the power to direct voting and/or investment.

(1) The ownership information set forth is based in its entirety on material contained in a Schedule 13G, dated February 2001 with respect to The Baupost Group, L.L.C and FMR Corp.; and December 2000 with respect to Peninsula Partners, L.P., filed with the SEC, which stated that the securities were not acquired for the purpose of changing or influencing the control of Grace.

(2)  Shared voting power.

Ownership and Transactions Reports

     Under Section 16 of the Securities Exchange Act of 1934, the Company's directors, certain of its officers, and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the SEC and the New York Stock Exchange concerning their ownership of and transactions in Common Stock; such persons are also required to furnish the Company with copies of such reports. Based solely upon the reports and related information furnished to the Company, the Company believes that all such filing requirements were complied with in a timely manner during and with respect to 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Commercial Transactions. During 2000, no director, executive officer (or any member of any of their respective immediate families) or, to the Company's knowledge, any holder of more than 5% of the Common Stock, had a direct or indirect material interest in any transaction (or any proposed transaction) to which the Company was a party.

     Legal Proceedings; Indemnification. During 2000 there were no legal proceedings pending in which any current officers or directors of the Company were parties or had a material interest adverse to the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Financial Statements and Schedules. See the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibit on page F-2 of the Financial Supplement.

     Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the fourth quarter of 2000.

     Exhibits. The exhibits to this Report are listed below. Other than exhibits that are filed herewith, all exhibits listed below are incorporated by reference. Exhibits indicated by an asterisk (*) are the management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.

     For purposes of describing these exhibits, "Old Grace" means W. R. Grace & Co., a Delaware corporation (subsequently renamed Sealed Air Corporation), a predecessor to the Company, and "Grace New York" means W. R. Grace & Co., a New York corporation (subsequently renamed Fresenius Medical Care Holdings, Inc.), a predecessor to Old Grace. See Note 1 to the Consolidated Financial Statements in the Financial Supplement for a description of the reorganization involving Grace's former Packaging Business.

     EXHIBIT
       NO.                                 EXHIBIT                                        WHERE LOCATED
       ---                                 -------                                        -------------
       2.1         Form of Distribution Agreement, by and among Old         Annex B to the Joint Proxy
                   Grace, W. R. Grace & Co.-Conn. and Grace Specialty       Statement/Prospectus dated February 13,
                   Chemicals, Inc. (now named W. R. Grace & Co.)            1998 of Old Grace and Sealed Air
                                                                            Corporation included in Form S-4 (filed
                                                                            2/13/98)

       3.1         Restated Certificate of Incorporation of                 Exhibit 3.1 to Form 8-K (filed 4/9/98)
                   W. R. Grace & Co.
       3.2         Amended and Restated By-laws of W. R. Grace & Co.        Exhibit 3.2 to Form 10-K (filed 3/29/99)

       4.1         Rights Agreement dated as of March 31, 1998 between W.   Exhibit 4.1 to Form 8-K (filed 4/9/98)
                   R. Grace & Co. and The Chase Manhattan Bank, as Rights
                   Agent

       4.2         Indenture dated as of September 29, 1992 among W. R.     Exhibit 4(a) to Registration Statement
                   Grace & Co.-Conn., Grace New York and Bankers Trust      No. 33-43566 on Form S-3 (filed 10/29/91)
                   Company

       4.3         Supplemental Indenture dated as of September 24, 1996,   Exhibit 4.4 to Form 8-K of Old Grace
                   among W. R. Grace & Co.-Conn., Grace New York, Old       (filed 10/10/96)
                   Grace and Bankers Trust Company, to Indenture dated as
                   of September 29, 1992

       4.4         Indenture dated as of January 28, 1993 among W. R.       Exhibit 4(a) to Registration Statement
                   Grace & Co.-Conn., Grace New York and The Bank of New    No 33-55392 on Form S-3 (filed 12/4/92)
                   York (successor to NationsBank of Georgia, N.A.)

       4.5         Supplemental Indenture dated as of September 24, 1996,   Exhibit 4.5 to Form 8-K of Old Grace
                   among W. R. Grace & Co.-Conn., Grace New York, Old       (filed 10/10/96)
                   Grace, and The Bank of New York, to Indenture dated as
                   of January 28, 1993

       4.6         Credit Agreement dated as of May 14, 1998, among W. R.   Exhibit 4.1 to Form 10-Q (filed 8/14/98)
                   Grace & Co.-Conn., W. R. Grace & Co., the several
                   banks parties thereto; the co-agents signatories
                   thereto; The Chase Manhattan Bank, as administrative
                   agent for such banks; and Chase Securities Inc., as
                   arranger

       4.7         364-Day Credit Agreement, dated as of May 5, 1999,       Exhibit 4.1 to Form 10-Q (filed 8/3/99)
                   among W. R. Grace & Co.-Conn.; W. R. Grace & Co.; the
                   several banks parties thereto; the co-agents
                   signatories thereto; Bank of America National Trust
                   and Savings Association, as documentation agent; The
                   Chase Manhattan Bank, as administrative agent for such
                   banks; and Chase Securities Inc., as book manager

       4.8         First Amendment to 364-Day Credit Agreement dated as     Exhibit 4 to Form 10-Q (filed 8/15/00)
                   of May 5, 1999 among W. R. Grace & Co.-Conn.; W. R.
                   Grace & Co.; the several banks parties thereto; Bank
                   of America National Trust and Savings Association, as
                   document agent; The Chase Manhattan Bank, as
                   administrative agent for such banks; and Chase
                   Securities, Inc., as bank manager

      10.1         Form of Employee Benefits Allocation Agreement, by and   Exhibit 10.1 to Form 10 (filed 3/13/98)
                   among Old Grace, W. R. Grace & Co.-Conn. and Grace
                   Specialty Chemicals, Inc. (now named W. R. Grace & Co.)

      10.2         Form of Tax Sharing Agreement, by and among Old Grace,   Exhibit 10.2 to Form 10 (filed 3/13/98)
                   W. R. Grace & Co.-Conn. and Grace Specialty Chemicals,
                   Inc. (now named W. R. Grace & Co.)

      10.3         W. R. Grace & Co. 2000 Stock Incentive Plan, as amended  Exhibit 10 for Form 10-Q (filed 8/15/00)*

      10.4         W. R. Grace & Co. 1998 Stock Incentive Plan              Annex C to the Information Statement of
                                                                            Grace Specialty Chemicals, Inc. (now
                                                                            named W. R. Grace & Co.) dated February
                                                                            13, 1998 including the Form 10 of Grace
                                                                            filed 3/13/98 ("Information Statement")*

      10.5         W. R. Grace & Co. 1998 Stock Plan for Nonemployee        Annex D to Information Statement*
                   Directors

      10.6         W. R. Grace & Co. 1996 Stock Incentive Plan, as amended  Exhibit 10.4 to Form 10-Q (filed
                                                                            5/15/98)*
      10.7         W. R. Grace & Co. Supplemental Executive Retirement      Exhibit 10.03 to Form 10-K of Old Grace
                   Plan, as amended                                         (filed 3/28/97)*

      10.8         W. R. Grace & Co. Executive Salary Protection Plan, as   Exhibit 10.04 to Form 10-K of Old Grace
                   amended                                                  (filed 3/28/97)*

      10.9         W. R. Grace & Co. 1981 Stock Incentive Plan, as amended  Exhibit 10.3 to Form 8-K of Old Grace
                                                                            (filed 10/10/96)*
      10.10        W. R. Grace & Co. 1986 Stock Incentive Plan, as amended  Exhibit 10.4 to Form 8-K of Old Grace
                                                                            (filed 10/10/96)*
      10.11        W. R. Grace & Co. 1989 Stock Incentive Plan, as amended  Exhibit 10.5 to Form 8-K of Old Grace
                                                                            (filed 10/10/96)*
      10.12        W. R. Grace & Co. 1994 Stock Incentive Plan, as amended  Exhibit 10.6 to Form 8-K of Old Grace
                                                                            (filed 10/10/96)*
      10.13        Information concerning W. R. Grace & Co. Incentive       Pages 7-12 and 26-36 of Proxy Statement
                   Compensation Program, Deferred Compensation Program      of Old Grace (filed 4/7/97)*
                   and Long-Term Incentive Program

      10.14        Form of Long-Term Incentive Program Award                Exhibit 10.13 to Registration Statement
                                                                            on Form S-1 of Old Grace (filed 8/2/96)*

      10.15        Forms of Stock Option Agreements                         Exhibit 10.15 to Form 10-K (filed
                                                                            3/29/99)*

      10.16        Form of Stock Option Agreements                          Exhibit 10.14 to Registration Statement
                                                                            on Form S-1 of Old Grace (filed 8/2/96)*

      10.17        Form of Stock Option Agreements                          Exhibit 10.5 to Form 10-Q (filed
                                                                            5/15/98)*

      10.18        Form of Executive Severance Agreement between W. R.      Exhibit 10.20 to Form 10 of Grace
                   Grace & Co. and officers                                 Specialty Chemicals, Inc. (now W. R.
                                                                            Grace & Co.) (filed 3/13/98)*

      10.19        Form of Restricted Share Award Agreements dated April    Exhibit 10.1 to Form 10-Q (filed
                   7, 1998                                                  5/15/98)*

      10.20        Employment Agreement, dated January 1, 2001, by and      Filed herewith*
                   between W. R. Grace & Co. and Paul J. Norris

      10.21        Employment Agreement dated May 11, 1999 between W. R.    Exhibit 10.1 to Form 10-Q (filed
                   Grace & Co.-Conn. and Robert M. Tarola                   8/13/99)*

      10.22        Letter Agreement dated January 30, 2001 between Paul     Filed herewith*
                   J. Norris, on behalf of W. R. Grace & Co., and David
                   B. Siegel

      10.23        Form of Long-Term Incentive Program Award                Filed herewith*

      10.24        Letter Agreement dated May 7, 1999 between Paul J.       Filed herewith*
                   Norris, on behalf of W. R. Grace & Co., and William M.
                   Corcoran

      10.25        Distribution Agreement by and among Grace New York, W.   Exhibit 2 to Form 8-K of Grace New York
                   R. Grace & Co.-Conn. and Fresenius AG dated February     (filed 2/6/96)
                   4, 1996

      10.26        Form of Indemnification Agreement between W. R. Grace    Exhibit 10.39 to Registration Statement
                   & Co. and certain Directors                              on Form S-1 of Old Grace (filed 8/2/96)*

      10.27        Form of Indemnification Agreement between W. R. Grace    Exhibit 10.37 to Form 10-K of Old Grace
                   & Co. and certain Officers and Directors                 (filed 3/28/97)*

      10.28        Form of Retention Agreement                              Filed herewith*

       12          Computation of Ratio of Earnings and Fixed Charges and   Filed herewith in Financial Supplement
                   Combined Fixed Charges and Preferred Stock Dividends     to Grace's 2000 Form 10-K

       21          List of Subsidiaries of W. R. Grace & Co.                Filed herewith

       23          Consent of Independent Accountants                       Filed herewith in Financial Supplement
                                                                            to Grace's 2000 Form 10-K

       24          Powers of Attorney                                       Filed herewith

      99.1         Audit Committee Charter                                  Filed herewith

      99.2         Press Release                                            Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    W. R. GRACE & CO.



                                    By:  /s/ Robert M. Tarola
                                         --------------------
                                             Robert M. Tarola
                                             (Senior Vice President and
                                             Chief Financial Officer)

Dated: April 16, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 16, 2001.

     Signature                 Title
     ---------                 -----
     P. J. Norris*             President and Director
                               (Principal Executive Officer)
     J. F. Akers*          }
     R. C. Cambre*         }
     M. A. Fox*            }   Directors
     J. J. Murphy*         }
     T. A. Vanderslice*    }

 /s/ Robert M. Tarola          Senior Vice President and Chief Financial Officer
---------------------------    (Principal Financial Officer and Principal
    (Robert M. Tarola)         Accounting Officer)



------------------------------
* By signing his name hereto, Mark A. Shelnitz is signing this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



                                    By:  /s/  Mark A. Shelnitz
                                       ---------------------------
                                              Mark A. Shelnitz
                                              (Attorney-in-Fact)

                              FINANCIAL SUPPLEMENT


                                W. R. GRACE & CO.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                              FINANCIAL SUPPLEMENT
                                       TO
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000

                       W. R. GRACE & CO. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements
                  and Financial Statement Schedule and Exhibit


Management's Responsibility for Financial Reporting.....................  F-3
Report of Independent Accountants.......................................  F-4
Report of Independent Accountants on Financial Statement Schedule.......  F-5
Consent of Independent Accountants......................................  F-5
Consolidated Statement of Operations for the three years in the period ended December 31, 2000....................................  F-6
Consolidated Statement of Cash Flows for the three years in the period ended December 31, 2000....................................  F-7
Consolidated Balance Sheet at December 31, 2000 and 1999................  F-8
Consolidated Statement of Shareholders' Equity (Deficit) for the three years in the period ended December 31, 2000.......................  F-9
Consolidated Statement of Comprehensive Income (Loss) for the three years in the period ended December 31, 2000.......................  F-9
Notes to Consolidated Financial Statements..............................  F-10 - F-30
Quarterly Summary and Statistical Information...........................  F-31
Financial Summary.......................................................  F-32
Management's Discussion and Analysis of Results of Operations
      and Financial Condition...........................................  F-33 - F-45

Financial Statement Schedule
      Schedule II  -  Valuation and Qualifying Accounts and Reserves....  F-46

Exhibit 12:  Computation of Ratio of Earnings to Fixed Charges and
      Combined Fixed Charges and Preferred Stock Dividends..............  F-47


The financial data listed above appearing in this Financial Supplement are incorporated by reference herein. The Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Financial statements of less than majority-owned persons and other persons accounted for by the equity method have been omitted as provided in Rule 3-09 of Securities and Exchange Commission Regulation S-X. Financial Statement Schedules not included have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING


     Management is responsible for the preparation, integrity and objectivity of the Consolidated Financial Statements and the other financial information included in this report. Such financial information has been prepared in conformity with accounting principles generally accepted in the United States of America and accordingly includes certain amounts that represent management's best estimates and judgments. Actual amounts could differ from those estimates.

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



/s/ Paul J. Norris                            /s/ Robert M. Tarola
Paul J. Norris                                Robert M. Tarola
Chairman, President and                       Senior Vice President and
Chief Executive Officer                       Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF
W. R. GRACE & CO.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, of shareholders' equity (deficit) and of comprehensive income (loss), after the restatement described in Note 2, present fairly, in all material respects, the financial position of W. R. Grace & Co. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, on April 2, 2001, the Company and substantially all of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code, which raises substantial doubt about the Company's ability to continue as a going concern in its present form. Management's intentions with respect to this matter are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Baltimore, Maryland
January 29, 2001, except for
"Subsequent Event - Voluntary
Bankruptcy Filing" of Note 1 and the
second paragraph under "Income Taxes"
of Note 15, as to which the date is
April 2, 2001

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF W. R. GRACE & CO.

Our audits of the consolidated financial statements referred to in our report, which was modified as to a matter raising substantial doubt about the Company's ability to continue as a going concern, and which was dated January 29, 2001, except for "Subsequent Event - Voluntary Bankruptcy Filing" of Note 1 and the second paragraph under "Income Taxes" of Note 15, as to which the date is April 2, 2001, appearing on page F-4 in this Form 10-K also included an audit of the Financial Statement Schedule listed on page F-2 in the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibit of this Form 10-K. In our opinion, this Financial Statement Schedule, after the restatement described in Note A to such schedule, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Baltimore, Maryland
January 29, 2001, except for
"Subsequent Event - Voluntary
Bankruptcy Filing" of Note 1 and the
second paragraph under "Income Taxes"
of Note 15, as to which the date is
April 2, 2001


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-37024, 333-49083, 333-49507, 333-49509,
333-49511, 333-49513, 333-49515, 333-49517, 333-49703, and 333-49705) of W. R.
Grace & Co. of our report dated January 29, 2001, except for "Subsequent Event
- Voluntary Bankruptcy Filing" of Note 1 and the second paragraph under "Income Taxes" of Note 15, as to which the date is April 2, 2001, relating to the financial statements, which appears on page F-4 in this Form 10-K. We also consent to the incorporation by reference of our report dated January 29, 2001, except for "Subsequent Event - Voluntary Bankruptcy Filing" of Note 1 and the second paragraph under "Income Taxes" of Note 15, as to which the date is April 2, 2001, relating to the Financial Statement Schedule, which appears above in this Form 10-K.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Baltimore, Maryland
April 16, 2001

CONSOLIDATED FINANCIAL STATEMENTS

===================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS                                               YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                           (Restated)
Amounts in millions, except per share amounts                        2000                 1999                 1998
                                                                 ---------------      --------------    ------------------
Net sales........................................................  $ 1,597.4          $   1,550.9        $   1,546.2
Other income.....................................................       49.5                 56.7               36.4
                                                                 ---------------      --------------    ------------------

                                                                     1,646.9              1,607.6            1,582.6
                                                                 ---------------      --------------    ------------------
Cost of goods sold, exclusive of depreciation and
amortization shown separately below..............................      973.9                929.3              961.7
Selling, general and administrative expenses.....................      323.1                327.2              325.9
Research and development expenses ...............................       45.7                 42.4               47.4
Depreciation and amortization ...................................       87.8                 89.2               92.1
Interest expense and related financing costs ....................       28.1                 16.1               19.8
Provision for asbestos-related litigation, net of insurance .....      208.0                 --                376.1
Provision for restructuring and asset impairments................       --                   --                 21.0
Net insurance recovery on environmental remediation .............       --                   --                (38.2)
                                                                 ---------------      --------------    ------------------
                                                                     1,666.6              1,404.2            1,805.8
                                                                 ---------------      --------------    ------------------

(Loss) income from continuing operations
 before income taxes.............................................      (19.7)               203.4             (223.2)
(Provision for) benefit from  income taxes ......................      (70.0)               (73.2)              28.5
                                                                 ---------------      --------------    ------------------

      (LOSS) INCOME FROM CONTINUING OPERATIONS ..................      (89.7)               130.2             (194.7)
Income from discontinued operations, net of tax .................       --                    5.7                0.9
                                                                 ---------------      --------------    ------------------
(Loss) income before extraordinary item .........................      (89.7)               135.9             (193.8)
Extraordinary item - loss from early extinguishment
 of debt, net of tax ............................................       --                   --                (35.3)
                                                                 ---------------      --------------    ------------------

      NET (LOSS) INCOME..........................................  $   (89.7)         $     135.9        $    (229.1)
                                                                 ===============      ==============    ==================

BASIC (LOSS) EARNINGS PER SHARE:
      Continuing operations .....................................  $   (1.34)         $      1.84        $     (2.61)
      Net (loss) income .........................................  $   (1.34)         $      1.92        $     (3.07)

Weighted average number of basic shares .........................       66.8                 70.7              74.6

DILUTED (LOSS) EARNINGS PER SHARE:
      Continuing operations .....................................  $   (1.34)         $      1.76        $     (2.61)
      Net (loss) income..........................................  $   (1.34)         $      1.84        $     (3.07)

Weighted average number of diluted shares .......................       66.8                 73.8               74.6
                                                                 ===============      ==============    ==================


                 The Notes to Consolidated Financial Statements
                   are an integral part of these statements.

==================================================================================== ==============================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS                                                              YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------------

Dollars in millions                                                                2000                 1999            1998
                                                                                 ------------    --------------- ------------------
OPERATING ACTIVITIES
(Loss) income from continuing operations before income taxes .................... $   (19.7)     $    203.4  $       (223.2)
Reconciliation to cash (used for) provided by operating activities:
      Depreciation and amortization .............................................      87.8            89.2            92.1
      Provision for asbestos-related litigation, net of insurance................     208.0            --             376.1
      Provision for restructuring and asset impairments..........................      --              --              21.0
      Gain on disposal of assets ................................................      (5.5)          (13.6)           --
      Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency exchange:
        (Increase) decrease in notes and accounts receivable, net................     (10.6)            0.5            85.7
        (Increase) decrease in inventories ......................................      (8.0)           (5.7)            0.5
        (Increase) decrease in subordinated interest of accounts receivable sold       (4.9)           37.0           (65.1)
        (Increase) decrease in net pension asset ................................     (33.6)          (10.6)           (8.8)
        Increase (decrease) in accounts payable .................................      (0.3)           (0.3)           15.3
        (Decrease) increase in accrued liabilities ..............................      (9.8)           12.6          (157.1)
        Expenditures for asbestos-related litigation ............................    (281.8)         (115.9)         (238.7)
        Proceeds from asbestos-related insurance ................................      85.6            73.1            74.0
        Expenditures for environmental remediation ..............................     (36.8)          (17.8)          (28.9)
        Expenditures for postretirement benefits ................................     (23.0)          (19.6)          (21.0)
        Other ...................................................................      (5.3)            4.8             6.5
                                                                                 --------------- ----------- --- ----------------
      NET PRE-TAX CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES
        OF CONTINUING OPERATIONS.................................................     (57.9)          237.1           (71.6)
Net pre-tax cash (used for) operating activities of discontinued operations......     (34.9)          (42.9)          (66.0)
                                                                                 --------------- ----------- --- ----------------
      NET PRE-TAX CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES ..............     (92.8)          194.2          (137.6)
Income taxes (paid) received, net ...............................................     (28.3)          (54.4)           70.7
                                                                                 --------------- ----------- --- ----------------
      NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES ......................    (121.1)          139.8           (66.9)
                                                                                 --------------- ----------- --- ----------------

INVESTING ACTIVITIES
Capital expenditures ............................................................     (64.8)          (82.5)         (100.9)
Businesses acquired in purchase transactions, net of cash acquired ..............     (49.0)           (9.4)           --
Investments in unconsolidated affiliates ........................................      (3.6)           --              --
Net investing activities of discontinued operations .............................      --             (54.1)          (14.3)
Net proceeds from divestments of businesses .....................................      --             184.6             3.9
Proceeds from disposals of assets ...............................................      11.9            40.6             3.1
Net investment in life insurance policies .......................................     (16.3)           (2.5)           (5.8)
                                                                                 --------------- ----------- --- ----------------
      NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES ......................    (121.8)           76.7          (114.0)
                                                                                 --------------- ----------- --- ----------------

FINANCING ACTIVITIES
Borrowings (repayments) having original maturities of three months or less, net       311.3            18.7          (331.3)
Repayments of borrowings having original maturities in excess of three months ...     (24.7)           --            (698.5)
Proceeds from the exercise of stock options .....................................       5.8            26.6            52.0
Purchase of treasury stock ......................................................     (47.3)          (95.3)          (82.2)
Net financing activity of discontinued operations ...............................      --             (27.5)        1,256.6
                                                                                 --------------- ----------- --- ----------------
      NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES ......................     245.1           (77.5)          196.6
                                                                                 --------------- ----------- --- ----------------

Effect of currency exchange rate changes on cash and cash equivalents ...........     (10.1)           (4.5)            2.0
                                                                                 --------------- ----------- --- ----------------
       (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .........................      (7.9)          134.5            17.7
      CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..............................     199.8            65.3            47.6
                                                                                 --------------- ----------- --- ----------------
      CASH AND CASH EQUIVALENTS, END OF YEAR ...................................$     191.9      $    199.8  $         65.3
================================================================================================ =========== === ================

                 The Notes to Consolidated Financial Statements
                   are an integral part of these statements.

================================================================================ ==================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET                                                                  DECEMBER 31,
-------------------------------------------------------------------------------- --------------------------------------------------
                                                                                                      (Restated)
Amounts in millions, except par value and shares                                       2000                1999
                                                                                 ---------------     ------------
CURRENT ASSETS
Cash and cash equivalents ......................................................  $      191.9      $      199.8
Notes and accounts receivable, net .............................................         197.2             193.6
Inventories ....................................................................         144.2             128.2
Deferred income taxes ..........................................................          98.8             111.7
Asbestos-related insurance expected to be realized within one year .............          83.8              75.2
Other current assets............................................................          58.0              71.3
                                                                                 ---------------    -------------
      TOTAL CURRENT ASSETS .....................................................         773.9             779.8

Properties and equipment, net of accumulated depreciation and
      amortization of $935.4 (1999 - $908.3) ...................................         601.7             617.3
Goodwill, less accumulated amortization of $7.2 (1999 - $7.2) ..................          34.1              25.4
Cash value of life insurance policies, net of policy loans......................         104.3              81.6
Deferred income taxes ..........................................................         388.4             328.3
Asbestos-related insurance expected to be realized after one year...............         288.2             296.2
Other assets ...................................................................         394.3             346.5
                                                                                 --------------- -- -------------
      TOTAL ASSETS .............................................................  $    2,584.9      $    2,475.1
                                                                                 =============== == =============

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Short-term debt ................................................................  $      421.9      $       13.0
Accounts payable ...............................................................         123.1             124.1
Income taxes payable ...........................................................         123.1             146.7
Asbestos-related liability expected to be satisfied within one year.............         178.4             199.3
Other current liabilities ......................................................         246.4             286.3
                                                                                 ---------------    -------------
      TOTAL CURRENT LIABILITIES ................................................       1,092.9             769.4

Long-term debt .................................................................          --               123.2
Deferred income taxes ..........................................................          20.2              20.5
Asbestos-related liability expected to be satisfied after one year .............         927.5             884.7
Other liabilities ..............................................................         615.6             566.2
                                                                                 --------------- -- -------------
      TOTAL LIABILITIES ........................................................       2,656.2           2,364.0
                                                                                 --------------- -- -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY
Common stock issued, par value $.01; 300,000,000 shares authorized;
      outstanding: 2000 -  65,418,000; 1999 - 69,414,000                                   0.8              0.8
Paid in capital ................................................................         432.2            422.6
Accumulated deficit.............................................................        (216.4)          (126.7)
Deferred compensation trust ....................................................          --               (0.6)
Treasury stock, at cost: 11,443,900 common shares (1999 - 6,628,500) ...........        (136.4)           (89.1)
Accumulated other comprehensive loss ...........................................        (151.5)           (95.9)
                                                                                 --------------- ---------------
      TOTAL SHAREHOLDERS' (DEFICIT) EQUITY .....................................         (71.3)           111.1
                                                                                 --------------- ---------------
      TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY .....................  $    2,584.9   $      2,475.1
                                                                                 =============== ==============

                 The Notes to Consolidated Financial Statements
                   are an integral part of these statements.

W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
-----------------------------------------------------------------------------



                                                 Common Stock and   Retained Earnings      Deferred
                                                     Paid in          (Accumulated      Compensation      Treasury
Dollars in millions                                  Capital            Deficit)            Trust           Stock
------------------------------------------------- ------------------- -------------------- -------------------------
BALANCE, DECEMBER 31, 1997                        $   564.1       $  108.3             $  (5.7)          $    --
Net (loss), as restated ....................           --           (229.1)               --                  --
Separation of Packaging Business............         (233.8)         (82.3)                0.5                --
Reclassification of assets in deferred
   compensation trust ......................           --             --                   4.2                --
Purchase of common stock....................           --             --                  --                 (83.1)
Shares issued under stock plans.............           79.7           --                   0.2                --
Other comprehensive (loss)..................           --             --                  --                  --
                                                  --------------- ---------------      ------------      --------------
BALANCE, DECEMBER 31, 1998, AS RESTATED.....
                                                  $   410.0       $ (203.1)            $  (0.8)          $   (83.1)
                                                  =============== ===============      ============      ==============

Net income .................................           --            135.9                --                  --
Purchase of common stock....................           --             --                  --                 (94.4)
Shares issued under stock plans ............           42.3           --                   0.2                --
Retirement of treasury stock................          (28.9)         (59.5)               --                  88.4
Other comprehensive (loss) .................           --             --                  --                  --
                                                  --------------- ---------------      ------------      --------------
BALANCE, DECEMBER 31, 1999, AS RESTATED.....
                                                  $   423.4       $ (126.7)            $  (0.6)          $   (89.1)
                                                  =============== ===============      ============      ==============

Net (loss) .................................           --            (89.7)               --                  --
Purchase of common stock ...................           --             --                  --                 (47.3)
Shares issued under stock plans.............            9.4           --                  --                  --
Rabbi trust activity .......................            0.2           --                  (0.8)               --
Rabbi trust obligations.....................           --             --                   1.4                --
Other comprehensive (loss)..................           --             --                  --                  --
                                                  --------------- ---------------      ------------      --------------

BALANCE, DECEMBER 31, 2000                        $   433.0       $ (216.4)            $  --             $  (136.4)
================================================= =============== ===============      ============      ==============



                                                   Accumulated Other         TOTAL
                                                     Comprehensive          SHAREHOLDERS'
Dollars in millions                                       Loss            EQUITY (DEFICIT)
----------------------------------------------------------- ---------------------------------
BALANCE, DECEMBER 31, 1997                      $       (198.8)               $  467.9
Net (loss), as restated ....................              --                    (229.1)
Separation of Packaging Business............             119.2                  (196.4)
Reclassification of assets in deferred
   compensation trust ......................              --                       4.2
Purchase of common stock....................              --                     (83.1)
Shares issued under stock plans.............              --                      79.9
Other comprehensive (loss)..................              (1.3)                   (1.3)
                                                -----------------             -----------
BALANCE, DECEMBER 31, 1998, AS RESTATED.....
                                                $        (80.9)               $   42.1
                                                =================             ===========

Net income .................................              --                     135.9
Purchase of common stock....................              --                     (94.4)
Shares issued under stock plans ............              --                      42.5
Retirement of treasury stock................              --                      --
Other comprehensive (loss) .................             (15.0)                  (15.0)
                                                -----------------             -----------
BALANCE, DECEMBER 31, 1999, AS RESTATED.....
                                                $        (95.9)               $  111.1
                                                =================             ===========

Net (loss) .................................              --                     (89.7)
Purchase of common stock ...................              --                     (47.3)
Shares issued under stock plans.............              --                       9.4
Rabbi trust activity .......................                                      (0.6)
Rabbi trust obligations.....................                                       1.4
Other comprehensive (loss)..................             (55.6)                  (55.6)
                                                -----------------             -- --------

BALANCE, DECEMBER 31, 2000                      $       (151.5)               $  (71.3)
=================================================================             ===========



===================================================== =================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)            YEAR ENDED DECEMBER 31,
----------------------------------------------------- -------------------------------------------------
                                                                                            (Restated)
Dollars in millions                                      2000            1999                 1998
                                                      ------------    -----------       --------------
Net (loss) income.................................... $   (89.7)      $   135.9         $  (229.1)
                                                      ------------    -----------       --------------

Other comprehensive (loss) income:
   Foreign currency translation adjustments..........     (34.1)          (19.3)             (7.2)
   Net unrealized (losses) gains on investments......     (17.7)            1.5              16.5
   Minimum pension liability adjustments.............      (3.8)            2.8             (10.6)
                                                      ------------    -----------       --------------
Total other comprehensive (loss).....................     (55.6)          (15.0)             (1.3)
                                                      ------------    -----------       --------------
Comprehensive (loss) income.......................... $  (145.3)      $   120.9         $  (230.4)
                                                      ============    ===========       ==============


                The Notes to Consolidated Financial Statements
                   are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions unless otherwise stated)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES
------------------------------------------------------------------------------

NATURE OF OPERATIONS: W. R. Grace & Co., through its subsidiaries, is primarily engaged in specialty chemicals and specialty materials businesses on a worldwide basis. These businesses consist of catalysts and silica products (Davison Chemicals) and construction chemicals, building materials and container products (Performance Chemicals).

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

SUBSEQUENT EVENT - VOLUNTARY BANKRUPTCY FILING - On April 2, 2001, W. R. Grace & Co. and 61 of its United States subsidiaries and affiliates, including Grace-Conn. (collectively, the "Debtors"), filed voluntary petitions for reorganization (the "Filing") under Chapter 11 of the United States Bankruptcy Code ("Chapter 11" or the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The cases were consolidated and are being jointly administered under case numbers 01-1139 through 01-1200. Grace's non-U.S. operating subsidiaries were not a part of the Filing.

The Filing was made in response to a sharply increasing number of asbestos-related bodily injury claims. These claims are discussed in more detail in Note 3 to the Consolidated Financial Statements. Under Chapter 11, the Debtors expect to continue to operate their businesses as debtors-in-possession under court protection from their creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the asbestos-related claims against them.

Background of Filing - On January 29, 2001, Grace announced that recent developments in asbestos-related litigation had led to a fourth quarter charge of $208.0 million (net of expected insurance recovery). The charge was made to account for probable and estimable costs related to several adverse developments in Grace's asbestos litigation during 2000, including: a significant increase in bodily injury claims; higher than expected costs to resolve bodily injury and certain property damage claims; and new class-action lawsuits alleging damages from a former attic insulation product not previously subject to property damage litigation. After this adjustment, Grace's recorded liability for asbestos-related litigation at December 31, 2000 is $1,105.9 million gross and $733.9 million net of insurance recovery. The estimated gross liability represents an undiscounted stream of payments in decreasing amounts over approximately 40 years. However, due to the Filing and the uncertainties of asbestos-related litigation, actual amounts could differ materially from the recorded liability.

Grace also announced on January 29, 2001 that it was reviewing the strategic and operating issues associated with continuing to defend asbestos litigation through the court system versus voluntarily seeking a resolution of such litigation through reorganization under Chapter 11. As a result of that review, the Board of Directors of Grace concluded on April 2, 2001 that a federal court-supervised Chapter 11 filing provides the best forum available to achieve predictability and fairness in the claims settlement process. By filing under Chapter 11, Grace expects to be able to both obtain a comprehensive resolution of the claims against it and preserve the inherent value of its businesses.

Consequence of Filing - As a consequence of the Filing, all pending litigation against the Debtors is stayed and no party may take any action to realize its pre-petition claims except pursuant to order of the Bankruptcy Court. It is the Debtors' intention to address all of their pending and future asbestos-related claims and all other pre-petition claims in a plan of reorganization. However, it is currently impossible to predict with any degree of certainty how the plan will treat asbestos and other pre-petition claims and the impact the Filing and any reorganization plan may have on the shares of common stock of Grace. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan that permits holders of equity interests to participate. The formulation and implementation of a plan of reorganization could take a significant period of time.

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of certain Debtors' assets and liquidation of certain Debtors' liabilities are subject to significant uncertainty. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

All of the Debtors' pre-petition debt is now in default due to the Filing. Accordingly, the accompanying Consolidated Balance Sheet as of December 31, 2000 reflects the classification of the Debtors' pre-petition debt as current.

The Debtors have negotiated a debtor-in-possession revolving credit facility with Bank of America, N.A. (the "DIP facility") in the aggregate amount of $250 million. The DIP facility has a term of 2 years and bears interest at either Bank of America's prime rate or a formula based on the LIBOR rate plus 2.00% to 2.25%. The Bankruptcy Court issued an interim approval of the DIP facility, which allows the Debtors to draw on the DIP facility for 15 days in an amount not to exceed $50 million.

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including claims of trade creditors to a specified amount and employee wages and benefits in the ordinary course of business.

Accounting Impact - Beginning in the second quarter of 2001, Grace will be required to follow Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to SOP 90-7, Grace's pre-petition liabilities that are subject to compromise will be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. Obligations of Grace subsidiaries not covered by the Filing will remain classified on the consolidated balance sheet based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

Pro-Forma Balance Sheet Information (Unaudited) - The condensed balance sheet of the Debtors as if the Debtors had filed petitions for reorganization under Chapter 11 at December 31, 2000 is as follows:

================================================= ==================
PRO-FORMA CONDENSED BALANCE SHEET OF DEBTORS
-------------------------------------------------    DECEMBER 31,
(UNAUDITED)                                              2000
(Dollars in millions)
------------------------------------------------- ------------------
Current Assets:
   Cash and cash equivalents.....................    $   37.5
   Notes and accounts receivable, net............        32.8
   Inventories...................................        75.2
   Other current assets..........................        81.2
                                                  ------------------
       Total current assets......................       226.7
   Properties and equipment, net.................       410.0
   Asbestos-related insurance receivable.........       372.0
   Deferred income taxes.........................       482.6
   Loans to non-debtor entities..................       407.0
   Investment in non-debtor entities.............       148.3
   Other noncurrent assets.......................       414.3
                                                   ------------------
      Total assets..............................     $2,460.9
                                                   ==================
Liabilities Subject to  Compromise:
   Debt..........................................    $  409.1
   Asbestos-related liability ...................     1,105.9
   Other liabilities.............................       955.4
                                                  ------------------
      Total liabilities..........................     2,470.4
Equity...........................................        (9.5)
                                                  ------------------
      Total liabilities and equity...............    $2,460.9
================================================= ==================

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


PRINCIPLES OF CONSOLIDATION: The Consolidated Financial Statements include the accounts of the Company and majority-owned companies as to which the Company exercises control over operating and financial policies. Intercompany transactions and balances are eliminated in consolidation. Investments in affiliated companies as to which the Company does not exercise control over operating and financial policies are accounted for under the equity method, unless the Company's ability to influence the investee is determined to be temporary, in which case the investment is accounted for under the cost method.

RECLASSIFICATIONS: Certain amounts in prior years' Consolidated Financial Statements have been reclassified to conform to the 2000 presentation.

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions affecting the assets and liabilities (including contingent assets and liabilities) reported at the date of the Consolidated Financial Statements and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates.

CASH EQUIVALENTS: Cash equivalents consist of liquid instruments with maturities of three months or less when purchased. The recorded amounts approximate fair value because of the short maturities of these investments.

SALE OF ACCOUNTS RECEIVABLE: Grace enters into transactions to sell certain of its trade accounts receivable and retains a subordinated interest and servicing rights. Net losses on the sale of receivables are based on the carrying value of the assets sold, allocated in proportion to their fair value. Retained interests are carried at fair value and are included in other current assets in the Consolidated Balance Sheet. Grace generally estimates fair value based on the present value of expected future cash flows less management's best estimate of uncollectible accounts receivable. Grace maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all trade receivables, including receivables sold. The allowance is reviewed regularly and adjusted for accounts deemed uncollectible by management. Expenses and losses associated with the program are recognized as a component of interest expense and related financing costs.

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

REVENUE RECOGNITION: Grace recognizes revenue as risk and title to the product transfers to the customer, which usually occurs upon shipment of goods to customers or upon performance of services.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Grace adopted SAB 101 in the fourth quarter of 2000 and there was no material impact on Grace's results of operations or financial position.

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

FOREIGN CURRENCY TRANSLATION: Assets and liabilities of foreign subsidiaries (other than those located in countries with highly inflationary economies) are translated into U.S. dollars at current exchange rates, while their revenues, costs and expenses are translated at average exchange rates during each reporting period; resulting translation adjustments are included in the accumulated other comprehensive income (loss) section of the Consolidated Balance Sheet. The financial statements of subsidiaries located in countries with highly inflationary economies, if any, are remeasured as if the functional currency were the U.S. dollar; the remeasurement creates translation adjustments that are reflected in net (loss) income.

FINANCIAL INSTRUMENTS: Grace periodically enters into interest rate swap agreements and foreign exchange forward and option contracts to manage exposure to fluctuations in interest and foreign currency exchange rates. Grace does not hold or issue derivative financial instruments for trading purposes.

2.   PRIOR PERIOD RESTATEMENT AND RECLASSIFICATION
-------------------------------------------------------------------------------

PRIOR PERIOD RESTATEMENT

Grace's financial statements at December 31, 1999 and for the year ended December 31, 1998, have been restated to reflect management's reassessment of the realization of certain deferred tax assets. The effect of the restatement on the accompanying consolidated financial statements was as follows:


=========================================== ==============================
                                                   DECEMBER 31, 1999
                                            ------------------------------
                                             AS PREVIOUSLY        AS
(Dollars in millions)                          REPORTED       RESTATED
------------------------------------------- -------------- ---------------
CONSOLIDATED BALANCE SHEET:
Deferred income taxes, noncurrent.......      $      345.8   $      328.3
Total assets............................           2,492.6        2,475.1
Income taxes payable....................             118.7          146.7
Total liabilities.......................           2,336.0        2,364.0
Accumulated deficit.....................             (81.2)        (126.7)
Total shareholders' equity..............             156.6          111.1
=========================================== ============== ===============


=========================================== ==============================
                                                      YEAR ENDED
                                                   DECEMBER 31, 1998
                                            ------------------------------
                                             AS PREVIOUSLY        AS
(Dollars in millions)                          REPORTED       RESTATED
------------------------------------------- -------------- ---------------
CONSOLIDATED STATEMENT OF OPERATIONS:
Benefit from income taxes...............     $        74.0    $      28.5
(Loss) from continuing operations.......            (149.2)        (194.7)
Net (loss)..............................            (183.6)        (229.1)
Basic (loss) per share:
  Continuing operations.................     $        (2.00)  $      (2.61)
  Net (loss)............................              (2.46)         (3.07)
Diluted (loss) per share:
  Continuing operations.................     $        (2.00)  $      (2.61)
  Net (loss)............................              (2.46)         (3.07)

CONSOLIDATED STATEMENT OF COMPREHENSIVE
INCOME (LOSS):
Comprehensive (loss)....................     $      (184.9)   $    (230.4)
=========================================== ============== ===============

The restatement had no effect on the Consolidated Statement of Operations for the year ended December 31, 1999 or the Consolidated Statement of Cash Flows for the years ended December 31, 1999 and 1998, nor did it affect the financial position or results of operations of Grace's operating segments as previously reported.

PRIOR PERIOD RECLASSIFICATION

Grace's financial statements reflect a reclassification of freight costs and sales commissions (previously shown as a reduction of net sales) to costs of goods sold and selling expenses in accordance with the Emerging Issues Task Force Consensus No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." The effect of the reclassification on the accompanying Consolidated Statement of Operations was as follows:

========================= ========================== ==========================
                                    YEAR ENDED                 YEAR ENDED
                                DECEMBER 31, 1999          DECEMBER 31, 1998
                          -------------------------- --------------------------
                                 AS           AS         AS            AS
                            PREVIOUSLY    CURRENTLY   PREVIOUSLY    CURRENTLY
(Dollars in millions)        REPORTED      REPORTED    REPORTED      REPORTED
------------------------- -------------- ----------- -------------- -----------
Net sales............     $1,471.9       $1,550.9    $1,463.4       $1,546.2
Cost of goods sold...        856.2          929.3       883.4          961.7
Selling, general and
  administrative expenses    321.3          327.2       321.4          325.9
========================= ============== =========== ============== ===========

3.   ASBESTOS-RELATED LITIGATION
-------------------------------------------------------------------------------

Grace is a defendant in property damage and bodily injury lawsuits relating to previously sold asbestos-containing products and expects that it will receive additional asbestos-related claims in the future. Grace was a defendant in 61,395 asbestos-related lawsuits at December 31, 2000 (7 involving claims for property damage, 8 involving attic insulation, and the remainder involving 124,907 claims for bodily injury), as compared to 50,342 lawsuits at December 31, 1999 (11 involving claims for property damage and the remainder involving 105,670 claims for bodily injury).

PROPERTY DAMAGE LITIGATION

The plaintiffs in property damage lawsuits generally seek to have the defendants absorb the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. Each property damage case is unique in that the age, type, size and use of the building, and the difficulty of asbestos abatement, if necessary, vary from structure to structure. Thus, the amounts involved in prior dispositions of property damage cases are not necessarily indicative of the amounts that may be required to dispose of cases in the future. Information regarding product identification, the amount of product in the building, the age, type, size and use of the building, the jurisdictional history of prior cases and the court in which the case is pending provide meaningful guidance as to the range of potential costs. Grace has recorded an accrual for all outstanding property damage cases for which sufficient information is available to form a reasonable estimate of such exposure.

Through December 31, 2000, out of 370 asbestos property damage cases filed, 140 were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in 9 cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in 7 cases for a total of $60.3 million; 207 property damage cases were settled for a total of $696.8 million; and 7 cases remain outstanding. No new cases have been filed since 1998.

======================================================== ==================
PROPERTY DAMAGE CASE ACTIVITY               2000               1999
-------------------------------------------------------- ------------------
Cases outstanding, beginning of year..        11                   14
New cases filed ......................        --                   --
Settlements ..........................        (4)                  (3)
Dismissals ...........................        --                   --
Judgments ............................        --                   --
                                      ------------------ ------------------
      Cases outstanding, end of year..         7                   11
======================================================== ==================

ATTIC INSULATION LITIGATION

Through December 31, 2000, Grace was a defendant in eight class action lawsuits brought on behalf of owners of homes containing Zonolite attic fill insulation. These lawsuits seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. This former attic insulation product has never previously been the subject of property damage litigation. Grace believes that this product was safe for its intended purpose.

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

Through December 31, 2000, approximately 16,200 asbestos bodily injury lawsuits involving approximately 35,500 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 53,400 lawsuits involving approximately 151,800 claims were disposed of (through settlement and judgments) for a total of $561.8 million.

Bodily injury claim activity for 2000 and 1999 was as follows:

============================================== ================ ==============
BODILY INJURY CLAIM ACTIVITY                        2000              1999
---------------------------------------------- ---------------- --------------
Claims outstanding,
   beginning of year ....................          105,670          97,017
New claims ..............................           48,786          26,941
Settlements .............................          (26,950)        (16,174)
Dismissals ..............................           (2,598)         (2,109)
Judgments ...............................               (1)             (5)
                                               ---------------- --------------
   Claims outstanding, end of year.......          124,907         105,670
============================================== ================ ==============

ASBESTOS-RELATED LIABILITY

Grace estimates its property damage and bodily injury liabilities based on its experience with, and recent trends in, asbestos litigation. Its recorded liabilities cover indemnity and defense costs for pending property damage cases and for pending and projected future bodily injury claims. As a result of the recent developments discussed in Note 1, Grace's evaluation of its recorded liability for asbestos-related litigation as of December 31, 2000 led to a fourth quarter adjustment of $293.1 million ($190.8 million net of tax) to account for an unexpected increase in the number of claims filed, new risk factors and recent cost experience. In the fourth quarter of 1998, a change in the accrual period for asbestos-related bodily injury litigation resulted in an adjustment of $576.2 million ($374.9 million after tax).

Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. Grace adjusted its recorded insurance receivable in the fourth quarter of 2000 by $85.1 million ($55.6 million after tax) to reflect the additional amounts expected to be recovered in respect of the recorded asbestos-related liability. In 1998, the insurance receivable was adjusted by $200.2 million ($130.5 million after tax) for the same reason.

The net amount of the adjustments recorded during the fourth quarter of 2000 ($208.0 million after insurance recovery) reflects adverse experience in the latter part of 2000 versus certain underlying assumptions used to estimate Grace's liability for asbestos-related litigation. The net amount of the 1998 adjustment was $376.1 million pre-tax. After the 2000 adjustment, Grace's recorded liability for asbestos-related litigation is $1,105.9 million gross and $733.9 million net of insurance recovery.

====================================================== ============ ===========
ESTIMATED LIABILITY FOR ASBESTOS-RELATED LITIGATION
   (Dollars in millions)                                  2000          1999
------------------------------------------------------ ------------ -----------
Asbestos-related liability expected to be satisfied
   within one year...............................       $   178.4   $    199.3
Asbestos-related liability expected to be satisfied
   after one year................................           927.5        884.7
                                                       ------------ -----------
Total asbestos-related liability ................       $ 1,105.9    $ 1,084.0

====================================================== ============ ===========

The current portion of Grace's asbestos-related liability is based on management's estimate as of the respective balance sheet date of indemnity payments and defense costs expected to be paid within one year. The amounts recorded at each balance sheet date reflect Grace's estimate as of the balance sheet date, based on measures governed by generally accepted accounting principles, of probable and estimable liabilities for asbestos-related litigation in all material respects. However, due to the Filing and the uncertainties of the asbestos-related litigation, actual amounts could differ materially from the recorded liability.


ASBESTOS INSURANCE

Grace has settled with and been paid by its primary insurance carriers with respect to both property damage and bodily injury cases and claims. Grace has also settled with its excess insurance carriers that wrote policies available for property damage cases; those settlements involve amounts paid and to be paid to Grace. In addition, Grace has settled with many excess insurance carriers that wrote policies available for bodily injury claims in layers of insurance that Grace believes may be reached based on its current estimates. Insurance coverage for asbestos-related liabilities has not been commercially available since 1985.

The asbestos-related insurance asset represents amounts expected to be received from carriers under settlement agreements for defense and disposition costs to be paid by Grace. Estimated insurance reimbursements relate to property damage and bodily injury cases and claims pending at year-end 2000 and bodily injury claims expected to be filed in the future.

Activity in Grace's notes receivable from insurance carriers and asbestos-related insurance receivable during 2000 and 1999 was as follows:

====================================================== ============ ===========
ESTIMATED INSURANCE RECOVERY ON ASBESTOS-RELATED
LIABILITIES
   (Dollars in millions)                                  2000          1999
------------------------------------------------------ ------------ -----------
NOTES RECEIVABLE
Notes receivable from insurance carriers, beginning
   of year, net of discount of $0.8 (1999 - $2.3)
                                                       $      5.3      $ 18.0
Proceeds received under asbestos-related insurance
   settlements ..................................            (3.2)      (14.2)
Current year amortization of discount ...........             0.6         1.5
------------------------------------------------------ ------------ -----------
   Notes receivable from insurance carriers, end of
   year, net of discount of $0.2
   (1999 - $0.8) ................................             2.7         5.3
------------------------------------------------------ ------------ -----------
INSURANCE RECEIVABLE
Asbestos-related insurance receivable, beginning of
   year .........................................           366.1       425.0
Proceeds received under asbestos-related insurance
   settlements ..................................           (82.4)      (58.9)
Increase in asbestos-related insurance receivable            85.6          --
------------------------------------------------------ ------------ -----------
   Asbestos-related insurance receivable, end of
   year .........................................           369.3       366.1
------------------------------------------------------ ------------ -----------
   Total amounts due from insurance carriers.....           372.0       371.4
   Expected to be realized within one year ......           (83.8)      (75.2)
------------------------------------------------------ ------------ -----------
   Expected to be realized after one year .......      $    288.2     $ 296.2
====================================================== ============ ===========

4. DISCONTINUED OPERATIONS
------------------------------------------------------------------------------

PACKAGING BUSINESS TRANSACTION

As discussed in Note 1, the Spin-off and the Merger were completed on March 31, 1998. Prior to the Spin-off and the Merger, Old Grace and a Packaging Business subsidiary borrowed $1,258.8 million (inclusive of $2.2 million of bank fees) and made a cash transfer of $1,256.6 million to Grace, which used the transferred funds to repay substantially all of Grace's debt (see Note 12). The borrowed funds are shown as a net financing activity of discontinued operations in the Consolidated Statement of Cash Flows for 1998. In the Merger and a related recapitalization, for each Old Grace common share outstanding at the close of trading on March 31, 1998, each shareholder received .536 shares of New Sealed Air common stock and .475 shares of New Sealed Air convertible preferred stock. Upon the completion of the Spin-off and the Merger, the shareholders of Old Grace owned (a) 100% of the specialty chemicals businesses (through their ownership of 100% of the Company's outstanding shares) and (b) approximately 63% of New Sealed Air, on a fully diluted basis.

The Packaging Business transaction resulted in an adjustment to shareholders' equity of $196.4 million, representing Grace's net investment in the Packaging Business.

During 1998, Grace made certain amendments to one of its domestic pension plans, which included offering a lump sum settlement option to former Grace employees not currently receiving benefits. During 1999, a significant number of the lump sum offers were settled. The Packaging Business Transaction also required the Company to split certain pension plans and recognize a net curtailment loss for other plans. In 1999, the Company recognized a pre-tax noncash charge of $9.1 million ($5.7 million after tax), relating to settlements of the lump sum offers with former Packaging Business employees, which is included in "Income from discontinued operations, net of tax" in the Consolidated Statement of Operations. In 1998, the Company recognized a net pre-tax loss of $8.4 million ($5.5 million after-tax) in connection with those changes. This net pre-tax loss is included in "Income from discontinued operations, net of tax" in the Consolidated Statement of Operations.


CROSS COUNTRY STAFFING

In July 1999, Grace completed the sale of substantially all of its interest in Cross Country Staffing (CCS), a provider of temporary nursing and other healthcare services, for total cash proceeds of $184.6 million. The Company's investment in CCS had been accounted for under the equity method. The sale resulted in a net pre-tax gain of $76.3 million ($32.1 million after tax), including the cost of the Company's purchase of interests held by third parties in CCS and the amount payable under CCS's phantom equity plan prior to closing under the sale transaction. The gain and the operations of CCS prior to the sale are included in "Income from discontinued operations, net of tax" in the Consolidated Statement of Operations. Certain contingent liabilities, primarily related to tax matters of CCS, have been retained by the Company and are included in other current liabilities in the Consolidated Balance Sheet.

RETAINED OBLIGATIONS

Under certain divestiture agreements, Grace has retained contingent obligations that could develop into situations where accruals for estimated costs of defense or loss would be recorded in a period subsequent to divestiture under generally accepted accounting principles. Grace assesses its retained risks quarterly and accrues amounts estimated to be payable related to these obligations when probable and estimable.

During the years ended December 31, 2000 and 1999, Grace revised its estimate of the outcome of certain retained obligations of discontinued operations based on current circumstances. During 2000, as a result of the revised estimate, Grace recorded a net charge of $6.2 million ($4.1 million after tax). This charge was offset by a foreign pension premium refund and the reduction of previously established accruals for environmental remediation. During 1999, the revised estimate resulted in an additional charge of $25.7 million ($16.7 million after tax). These charges are included in "Income from discontinued operations, net of tax" in the Consolidated Statement of Operations.

 ========================================= ============== =========== ==========
 RESULTS OF DISCONTINUED OPERATIONS
 (Dollars in millions)                         2000      1999        1998
 ----------------------------------------- ---------- ----------- ----------
 Net sales ............................    $    --    $    --     $ 431.2
                                           ---------- ----------- ----------
 (Loss) income from operations before
    taxes..............................         --        (17.7)     14.7
 Income tax provision .................         --          8.0     (13.8)
                                           ---------- ----------- ----------
 (Loss) income from discontinued
    operations ........................         --         (9.7)      0.9
 Net gains on dispositions of businesses        --         76.3        --
 Provision for income taxes on
    dispositions of businesses.........         --        (44.2)       --
 Other charges, net of tax.............         --        (16.7)       --
                                           ---------- ----------- ----------
 TOTAL INCOME FROM
    DISCONTINUED OPERATIONS............    $    --    $     5.7   $   0.9
                                           ========== =========== ==========
 BASIC EARNINGS PER SHARE FROM
    DISCONTINUED OPERATIONS............    $    --    $     0.08  $   0.01
 DILUTED EARNINGS PER SHARE FROM
    DISCONTINUED OPERATIONS............    $    --    $     0.08  $   0.01
 ========================================= ========== =========== ==========


5. INCOME TAXES
-------------------------------------------------------------------------------

The components of (loss) income from continuing operations before income taxes and the related (provision for) benefit from income taxes are as follows:

===================================== ============== ============ ============
INCOME TAXES - CONTINUING OPERATIONS                               (Restated)
   (Dollars in millions)              -    2000          1999         1998
------------------------------------- -------------- ------------ ------------
(Loss) income from continuing operations before income taxes:
   Domestic......................     $    (94.7)    $    135.9   $ (275.8)
   Foreign.......................           75.0           67.5       52.6
                                      -------------- ------------ ----------
                                      $    (19.7)    $    203.4   $ (223.2)
                                      ============== ============ ==========
(Provision for) benefit from income taxes:
   Federal - current.............     $    (66.2)    $    (21.2)  $   51.2
   Federal - deferred............           39.4          (26.4)       7.0
   State and local - current.....          (20.0)          (3.5)      (1.3)
   Foreign - current.............          (21.8)         (23.1)     (21.9)
   Foreign - deferred............           (1.4)           1.0       (6.5)
                                      -------------- ------------ ----------
                                      $    (70.0)    $    (73.2)  $   28.5
                                      ============== ============ ==========

The components of (loss) income from consolidated operations before income taxes and the related (provision for) benefit from income taxes are as follows:

===================================== ============== ============= ============
INCOME TAXES - CONSOLIDATED
   OPERATIONS (Dollars in millions)                                 (Restated)
                                          2000           1999          1998
------------------------------------- -------------- ------------- ------------
 (Loss) income from consolidated operations before income taxes:
   Domestic......................     $    (94.7)    $    168.9    $(342.0)
   Foreign.......................           75.0           67.5       77.1
                                      -------------- ------------- ---------
                                      $    (19.7)    $    236.4    $(264.9)
                                      ============== ============= =========
(Provision for) benefit from income taxes:
   Federal - current.............     $     (66.2)   $    (40.7)   $  63.1
   Federal - deferred............           39.4          (29.9)      13.7
   State and local - current.....          (20.0)          (7.8)      (3.6)
   Foreign - current.............          (21.8)         (23.1)     (36.4)
   Foreign - deferred............           (1.4)           1.0       (1.0)
                                      -------------- ------------- ---------
                                      $    (70.0)    $   (100.5)   $  35.8
===================================== ============== ============= =========

At December 31, 2000 and 1999, net deferred tax assets consisted of the following items:

=================================================== ============== ============
DEFERRED TAX ANALYSIS                                               (Restated)
   (Dollars in millions)                                2000           1999
--------------------------------------------------- -------------- ------------
Liability for asbestos-related litigation.....      $     387.1    $     379.4
Net operating loss/tax credit
   carry forwards.............................            178.6           90.6
Deferred state taxes..........................             90.2           90.2
Liability for environmental remediation.......             61.2           75.4
Other post-retirement benefits................             66.1           70.5
Deferred charges..............................             54.4           58.6
Reserves and allowances.......................             43.3           56.5
Research and development......................             32.6           31.7
Pension benefit...............................             15.9           19.8
Foreign loss/credit carry forwards............             10.0            8.7
Other.........................................             13.6           11.5
                                                    -------------- ------------
Total deferred tax assets.....................            953.0          892.9
                                                    -------------- ------------
Asbestos-related insurance receivable.........           (123.1)        (121.7)
Pension assets................................            (79.8)         (68.2)
Properties and equipment......................            (52.1)         (58.4)
Other.........................................            (62.3)         (72.5)
                                                    -------------- ------------
Total deferred tax liabilities................           (317.3)        (320.8)
                                                    -------------- ------------
Valuation allowance ..........................           (169.6)        (153.2)
                                                    -------------- ------------
Net deferred tax assets.......................      $     466.1    $     418.9
=================================================== ============== ============

The valuation allowance shown above arises from uncertainty as to the realization of certain deferred tax assets, primarily foreign tax credit carryforwards and state and local net operating loss carryforwards. Based upon anticipated future results, Grace has concluded that it is more likely than not that the balance of the net deferred tax assets, after consideration of the valuation allowance, will be realized. However, given the Company's current net operating loss carryforward position, such benefits are unlikely to be utilized for the foreseeable future.

At December 31, 2000, there were $236.5 million of net operating loss carryforwards, representing deferred tax assets of $82.8 million, with expiration dates through 2020; $54.6 million of foreign tax credit carryforwards with expiration dates through 2006; $6.6 million of general business credit carryforwards with expiration dates through 2013; and $34.6 million of alternative minimum tax credit carryforwards.

The differences between the benefit (provision) for income taxes at the federal income tax rate of 35% and the Company's overall income tax (provision) benefit for continuing operations are summarized as follows:

================================= =============== ================ ============
INCOME TAX (PROVISION) BENEFIT                                       (Restated)
   ANALYSIS (Dollars in                2000            1999             1998
   millions)
--------------------------------- --------------- ---------------- ------------
Tax benefit (provision)
   at federal corporate rate..       $   6.9         $ (71.2)           $ 78.1

Change in provision resulting from:
Nontaxable
   income/non-deductible
   expenses.................            (1.6)           (0.1)              5.2
State and local income taxes,
   net of federal income tax
   benefit..................            (1.8)           (1.9)             (0.9)
Federal and foreign taxes on
   foreign operations.......             1.5             0.5             (33.1)
Tax and interest relating to
   tax deductibility of
   interest on COLI policy
   loans (See note 15)......           (75.0)             --                --
Valuation allowance for tax
   assets...................              --              --             (20.8)
Other, net..................              --            (0.5)               --
--------------------------------- --------------- ---------------- ------------
Income tax (provision) benefit       $ (70.0)        $ (73.2)           $ 28.5
================================= =============== ================ ============


Federal, state, local and foreign taxes have not been provided on approximately $145.4 million of undistributed earnings of certain foreign subsidiaries, as such earnings are expected to be retained indefinitely by such subsidiaries for reinvestment. The distribution of these earnings would result in additional foreign withholding taxes of approximately $11.2 million and additional federal income taxes to the extent they are not offset by foreign tax credits. It is not practicable to estimate the total tax liability that would be incurred upon such a distribution.

6. ACQUISITIONS
-------------------------------------------------------------------------------

During 2000, Grace completed six acquisitions for cash consideration of $49.0 million and an obligation related to intangible assets of $19.6 million. During 1999, Grace completed one acquisition for all cash. All acquisitions were accounted for under the purchase method of accounting. The results of operations of each acquisition are included in the Consolidated Financial Statements from the date of each acquisition. Pro-forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.


7. OTHER INCOME
-------------------------------------------------------------------------------

Components of other income are as follows:

================================= =============== ================ ============
OTHER INCOME
  (Dollars in millions)           --------------       1999             1998
                                       2000
--------------------------------- --------------- ---------------- ------------
Net gain on settlement of notes
   receivable................     $     --        $     18.5       $       --
Investment income............           25.5            14.0              8.0
Gain on disposal of
     assets..................            5.5            13.6               --
Tolling revenue..............            2.3            --               11.7
Interest income..............            9.7             4.2              4.9
Other miscellaneous income ..
                                         6.5             6.4             11.8
--------------------------------- --------------- ---------------- ------------
   Total.....................     $     49.5      $     56.7       $     36.4
================================= =============== ================ ============


8. COMPREHENSIVE (LOSS) INCOME
-------------------------------------------------------------------------------

The tables below present the pre-tax, tax and after tax components of Grace's other comprehensive (loss) income for the years ended December 31, 2000, 1999 and 1998:

======================================= =========== ============    ========
                                                         Tax           After
Year Ended                                 Pre-tax    (Expense)         Tax
December 31, 2000                          Amount      Benefit        Amount
(Dollars in millions)
--------------------------------------- ----------- ------------    ---------
Unrealized (loss) on security:
Change in unrealized appreciation
   during year......................    $     (8.0) $      2.7     $     (5.3)
Reclassification adjustment for gains
   realized in net income...........         (19.0)        6.6          (12.4)
                                        ----------- ------------   -----------
Net unrealized gains................         (27.0)        9.3          (17.7)
Minimum pension liability adjustments         (2.2)       (1.6)          (3.8)
Foreign currency translation
   adjustments......................         (34.1)       --            (34.1)
                                        ----------- ------------   -----------
Other comprehensive loss............    $    (63.3) $      7.7     $    (55.6)
======================================= =========== ============   ===========

======================================= =========== ============   ===========

Year Ended                                                Tax           After
December 31, 1999                          Pre-tax     (Expense)         Tax
(Dollars in millions)                      Amount       Benefit         Amount
--------------------------------------- ------------ ------------  - -----------
Unrealized gains on security:
Change in unrealized appreciation
   during year......................    $     11.5    $   (4.0)     $     7.5
Reclassification adjustment for gains
   realized in net income...........          (9.3)        3.3           (6.0)
                                        ------------ -----------   ----------
Net unrealized gains................           2.2        (0.7)           1.5
Minimum pension liability adjustments          4.4        (1.6)           2.8
Foreign currency translation
   adjustments......................         (19.3)         --          (19.3)
                                        ------------ -----------   ----------
Other comprehensive loss............    $    (12.7)   $   (2.3)     $   (15.0)
======================================= ============ ===========   ==========

======================================= ============== ============   =========
Year Ended                                                  Tax          After
December 31, 1998                          Pre-tax       (Expense)        Tax
(Dollars in millions)                      Amount         Benefit        Amount
--------------------------------------- -------------- ------------   ---------
Unrealized gains on security:
Change in unrealized appreciation
   during year......................    $     29.5       (10.3)        $ 19.2
Reclassification adjustment for gains
   realized in net income...........          (4.1)        1.4           (2.7)
                                        -------------- ------------   ---------
Net unrealized gains................          25.4        (8.9)          16.5
Minimum pension liability adjustments        (20.0)        9.4          (10.6)
Foreign currency translation
   adjustments......................          (7.2)         --           (7.2)
                                        -------------- ------------   ---------
Other comprehensive loss............    $     (1.8)    $   0.5         $ (1.3)
======================================= ============== ============   =========



9. OTHER BALANCE SHEET ACCOUNTS
-------------------------------------------------------------------------------


================================================= =============== =============
(Dollars in millions)                                  2000            1999
------------------------------------------------- --------------- -------------

NOTES AND ACCOUNTS RECEIVABLE, NET
Trade receivables, less allowance of $3.9 (1999
   - $3.8)...................................     $     172.2     $     165.7
Other receivables, less allowances of $0.5
   (1999 - $0.3).............................            25.0            27.9
                                                  --------------- -------------
                                                  $     197.2     $     193.6
================================================= =============== =============

INVENTORIES (1)
Raw materials ...............................     $      32.7     $      34.9
In process ..................................            22.4            16.7
Finished products ...........................            96.4            83.6
General merchandise .........................            22.0            20.2
Less:  Adjustment of certain inventories to a
   last-in/first-out (LIFO) basis ...........           (29.3)          (27.2)
                                                  --------------- -------------
                                                  $     144.2     $     128.2
================================================= =============== =============

(1) Inventories valued at LIFO cost comprised 50.1% of total inventories at December 31, 2000 and 45.5% at December 31, 1999.

===============================================================================

OTHER ASSETS
Plan assets in excess of defined benefit
   pension obligation........................     $     200.1     $     298.9
Unamortized costs of overfunded pension plans           104.7           (27.6)
Deferred charges ............................            44.3            52.4
Long-term receivables, less allowances of $0.8
   (1999 - $0.8) ............................             2.4             2.6
Investments in unconsolidated affiliates.....             3.6            --
Patents, licenses and other intangible assets            39.2            20.2
                                                  --------------- -------------
                                                  $     394.3     $     346.5
================================================= =============== =============

OTHER CURRENT LIABILITIES
Retained obligations of divested businesses .     $      67.2     $      85.1
Accrued compensation ........................            32.6            36.9
Costs of business restructurings ............             2.7            13.6
Environmental remediation ...................            36.2            43.9
Deferred compensation .......................            10.5            --
Accrued interest ............................             6.3             5.7
Other accrued liabilities ...................            90.9           101.1
                                                  --------------- -------------
                                                  $     246.4     $     286.3
================================================= =============== =============

OTHER LIABILITIES
Other postretirement benefits ...............     $     189.1     $     201.4
Environmental remediation ...................           138.7           171.6
Defined benefit obligations in excess of
   pension plan assets ......................           167.8           161.8
Unamortized costs of underfunded pension plans          (36.0)          (33.1)
Deferred compensation .......................             9.5            32.1
Long-term self insurance reserve ............             5.6             7.8
Retained obligations of divested businesses .            10.9            14.0
Taxes payable, including interest ...........           103.0            --
Other accrued liabilities ...................            27.0            10.6
                                                  --------------- -------------
                                                  $     615.6     $     566.2
================================================= =============== =============

10. PROPERTIES AND EQUIPMENT
-------------------------------------------------------------------------------

================================================= =============== =============
PROPERTIES AND EQUIPMENT
(Dollars in millions)                                  2000            1999
------------------------------------------------- --------------- -------------
Land.........................................     $      16.3     $      18.7
Buildings....................................           329.6           330.9
Information technology equipment.............            67.5            63.2
Machinery, equipment and other...............         1,076.5         1,061.0
Projects under construction..................            47.2            51.8
                                                  --------------- -------------
Properties and equipment, gross..............         1,537.1         1,525.6
Accumulated depreciation and amortization....          (935.4)         (908.3)
                                                  --------------- -------------
Properties and equipment, net................     $     601.7     $     617.3
================================================= =============== =============

Interest costs are incurred in connection with the financing of certain assets prior to placing them in service. Grace capitalized interest costs for continuing operations of $1.0 million in 2000, $0.8 million in 1999, and $2.8 million in 1998. Depreciation and lease amortization expense relating to properties and equipment amounted to $84.6 in 2000, $86.6 million in 1999 and $89.6 million in 1998. Grace's rental expense for operating leases amounted to $18.0 million in 2000, $15.6 million in 1999 and $15.7 million in 1998. See
Note 15 for information regarding contingent rentals.

At December 31, 2000, minimum future payments for operating leases were (dollars in millions):

===============================================================================
MINIMUM FUTURE PAYMENTS UNDER OPERATING LEASES
-------------------------------------------------------------------------------
    2001....................................................      $     10.2
    2002....................................................             9.2
    2003....................................................             9.0
    2004....................................................             8.7
    2005....................................................             8.7
                                                                  -------------
    Total minimum lease payments............................      $     45.8
================================================================= =============

The above minimum lease payments are net of anticipated sublease income of $13.5 million in 2001, $13.6 million in 2002, $6.9 million in 2003, $1.8 million in 2004 and $0.7 million in 2005.

11. LIFE INSURANCE
-------------------------------------------------------------------------------

Grace is the beneficiary of life insurance policies on certain current and former employees with benefits in force of approximately $2,286 million and a net cash surrender value of $104.3 million at December 31, 2000. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years. The following table summarizes activity in these policies for 2000 and 1999:

======================================== ============== ============== =========
ACTIVITY SUMMARY -
LIFE INSURANCE
(Dollars in millions)                        2000           1999           1998
---------------------------------------- -------------- -------------- ---------
Earnings on policy assets..............  $     36.8     $    31.6      $   33.8
Interest on policy loans...............       (30.4)        (29.5)        (30.8)
Policy loan repayments.................         5.2           3.4           1.6
Annual premiums........................         2.5           2.4           3.8
Other activity.........................         8.6          (3.3)          0.4
                                         -------------- -------------- ---------
   Change in net cash value............  $     22.7     $     4.6      $    8.8
======================================== ============== ============== =========
Gross cash value.......................  $    452.4     $   432.4      $  431.8
Principal - policy loans...............      (325.8)       (331.0)       (334.3)
Accrued interest - policy loans               (22.3)        (19.8)        (20.5)
                                         -------------- -------------- ---------
Net cash value.........................  $    104.3     $    81.6      $   77.0
======================================== ============== ============== =========
Insurance benefits in force............  $  2,286.0     $ 2,309.0      $2,325.0
======================================== ============== ============== =========
Tax-free proceeds received.............  $     18.7     $    15.3      $    4.6
======================================== ============== ============== =========

Policy loans bore interest at an average annualized rate of 9.2% during the year ended December 31, 2000, compared to an average of 8.4% for the year ended December 31, 1999. Policy assets are invested primarily in general accounts of the insurance carriers and earned returns at average annualized rates of 8.2% for 2000 and 7.3% for 1999.

The Company's financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

12. DEBT AND EXTRAORDINARY ITEM
--------------------------------------------------------------------------------

================================================= ================ =============
COMPONENTS OF DEBT
------------------------------------------------       2000             1999
(Dollars in millions)
------------------------------------------------- ---------------- -------------
SHORT-TERM DEBT
Bank borrowings (6.9% weighted average interest
   rate at December 31, 2000) (1)............     $    400.0       $     --
8.0% Notes Due 2004 (3)......................            5.7             --
7.75% Notes Due 2002 (3).....................            2.0             --
Other short-term borrowings (2)..............           14.2             13.0
                                                  ---------------- -------------
                                                  $    421.9       $     13.0
                                                  ================ =============
LONG-TERM DEBT
Bank borrowings (5.6% weighted average interest
   rate at December 31, 1999) (1)............     $       --       $     89.7
8.0% Notes Due 2004 (3)......................             --              5.7
7.4% Notes Due 2000 (3)......................             --             24.7
7.75% Notes Due 2002 (3).....................             --              2.0
Sundry indebtedness with various maturities
   through 2004..............................             --              1.1
                                                  ---------------- -------------
                                                  $       --       $    123.2
                                                  ================ =============
Full-year weighted average interest rates on
   total debt (4)............................            7.0%             6.3%
================================================= ================ =============

(1) Under bank revolving credit agreements in effect at December 31, 2000, Grace could borrow up to $500.0 million at interest rates based upon the prevailing prime, federal funds and/or Eurodollar rates. Of that amount, $250.0 million was available under short-term facilities expiring, unless extended, in May 2001, and $250.0 million was available under a long-term facility expiring in May 2003. As a result of the Filing, Grace is in default of the bank revolving credit agreements and accordingly, the balance has been reported as short-term debt.

(2) Represents borrowings under various lines of credit and other miscellaneous borrowings, primarily of non-U.S. subsidiaries.

(3) During 1994, Grace sold $300.0 million of 8.0% Notes Due 2004 at an initial public offering price of 99.794% of par, to yield 8.0%; during 1993, Grace sold at par $300.0 million of 7.4% Notes Due 2000; and during 1992, Grace sold at par $150.0 million of 7.75% Notes Due 2002. Interest on these notes is payable semiannually, and the notes may not be redeemed prior to maturity; however, Grace has repurchased notes from time to time in response to unsolicited offers. As a result of the Filing, Grace is in default on the Notes and accordingly, the balance has been reported as short-term debt.

(4) Computation includes interest expense allocated to discontinued operations (primarily the Packaging Business) and excludes interest expense and related financing costs related to the Company's receivables financing program.

On February 1, 2000, Grace refinanced the 7.4% Notes Due 2000 using the long-term credit facility expiring May 2003. As a result of the Filing, all of the Company's debt is callable and therefore not subject to scheduled maturities.

The amounts of interest expense allocated to discontinued operations (primarily the Packaging Business) were $13.3 million in 1998. Interest payments amounted to $23.7 million in 2000, $8.2 million in 1999 and $47.1 million in 1998, including amounts allocated to discontinued operations.

As discussed in Notes 1 and 4 above, Grace received a cash transfer of $1,256.6 million in connection with the Spin-off and Merger. Grace used the transferred funds to repay substantially all of its debt. On March 31, 1998, Grace used $600.0 million of the cash transfer to repay bank borrowings. On April 1, 1998, Grace repaid $611.3 million principal amount of 8.0% Notes Due 2004, 7.4% Notes Due 2000 and 7.75% Notes Due 2002 (collectively, Notes), pursuant to a tender offer that expired on March 27, 1998. On April 1, 1998 Grace also repaid $3.5 million principal amount of Medium-Term Notes, Series A (MTNs) and $6.0 million of sundry indebtedness.

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

13. FINANCIAL INSTRUMENTS
-------------------------------------------------------------------------------

DEBT AND INTEREST RATE SWAP AGREEMENTS

Grace had no outstanding financial derivative instruments at December 31, 2000.

In conjunction with the Packaging Business transaction (see Notes 1 and 4), Grace settled substantially all of its debt and accordingly, also terminated all outstanding interest rate swap agreements. In addition, deferred gains on interest rate agreements associated with the debt retired were also recognized. The cost of terminating the interest rate swap positions was $22.8 million. The deferred gains recognized were $15.1 million and are included in the extraordinary loss from early extinguishment of debt found in the Consolidated Statement of Operations for the year ended December 31, 1998.

FAIR VALUE OF DEBT AND OTHER FINANCIAL INSTRUMENTS

At December 31, 1999, the fair value of Grace's long-term debt approximated the recorded value $123.2 million. Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. The estimates of fair value are not necessarily indicative of the costs of the offer to purchase the Notes and the purchase of the MTNs.

At December 31, 2000 and 1999, the recorded values of other financial instruments such as cash, short-term investments, trade receivables and payables and short-term debt approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.

SALE OF ACCOUNTS RECEIVABLE

Prior to the Filing, Grace sold, on an ongoing basis, an approximate $100 million pool of its eligible trade accounts receivable to a multi-seller receivables company (the "conduit") through a wholly owned bankruptcy-remote special purpose subsidiary (the "SPS"). Upon sale of the receivables, the SPS held a subordinated retained interest in the receivables. The estimated fair value of the subordinated interest, excluding allowance for doubtful accounts, was $33.2 million at December 31, 2000 and $28.1 million at December 31, 1999, and was included in other current assets. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold receivables. Grace services, administers and collects the receivables on behalf of the SPS and the conduit. Cash remittances, net of proceeds received from the conduit, during 2000 were $17.0 million. Proceeds received from the conduit, net of cash remittances, since program inception aggregated $56.3 million. The proceeds were used for the reduction of other short-term obligations and are reflected as operating cash flows in the Consolidated Statement of Cash Flows. Grace has recorded net losses of $5.0 million in 2000 and $3.9 million in 1999 from the corresponding sales to the conduit. Due to the Filing, Grace is no longer selling receivables to the conduit.

CREDIT RISK

Trade receivables potentially subject Grace to credit risk, given concentrations in the petroleum and construction industries. Grace's credit evaluation policies, relatively short collection terms and minimal credit losses mitigate credit risk exposures. Grace does not require collateral for its trade accounts receivable.

14. RESTRUCTURING COSTS AND ASSET IMPAIRMENTS
-------------------------------------------------------------------------------

RESTRUCTURING COSTS

During 2000, Grace recorded a net reduction of previous restructuring charges of $3.9 million to account for new information related to sublease agreements that lowered previously reserved lease termination costs. This amount is reported in "Selling, general and administrative expenses" in the Consolidated Statement of Operations.

During 1999, Grace recorded a net restructuring charge of $2.6 million ($1.7 million after tax) in continuing operations. In the first quarter, a restructuring charge of $4.3 million ($2.8 million after tax) was recorded for additional severance cost directly related to the productivity effectiveness program implemented in the fourth quarter of 1998 (discussed below). The restructuring charge was offset by the reversal of $1.7 million of prior period restructuring charges primarily related to the execution of a sublease agreement for previously reserved lease termination costs. Such amounts are reported in "Selling, general and administrative expenses" in the Consolidated Statement of Operations.

In the fourth quarter of 1998, Grace recorded a net restructuring charge of $19.8 million ($13.3 million after tax) in continuing operations related to the implementation of a productivity effectiveness program. This program was designed to increase Grace's overall administrative and operating effectiveness, thereby reducing costs. These charges consisted primarily of severance costs associated with the reduction of approximately 350 salaried employees and approximately 70 hourly employees at the business units and within the corporate organization. During 1999, it was determined that the actual number of employees to receive severance costs would be 418. Of this 418, 17 employees are scheduled to receive full cash payments in 2001. Also included in this charge was a provision for the severance costs of approximately 60 employees for the Boca Raton, Florida office, as Grace relocated its headquarters to the Davison Chemicals offices in Columbia, Maryland. Of this 60, 18 remaining employees are scheduled to receive full cash payments in 2001. The restructuring charge was offset by the reversal of $5.9 million of prior period restructuring charges related primarily to the decision not to close certain office facilities that will now be used by the relocated headquarters and to management's reevaluation of plans to close certain other facilities subsequent to the Spin-off and Merger (see Notes 1 and 4).

The components of the restructuring charges recorded in 2000, 1999 and 1998, spending and other activity during those years, and the remaining reserve balances included in "Other current liabilities" and "Other liabilities" at December 31, 2000 and 1999, were as follows:

================================== ============== ============= ===========
                                     Employee
----------------------------------    Termi-         Plant/
                                      nation         Office
RESTRUCTURING CHARGES                  Costs        Closures      Total
(Dollars in millions)
---------------------------------- -------------- ------------- -----------
1998
Restructuring reserve
  at December 31, 1997............ $     20.7     $   14.9      $  35.6
Provisions recorded
  in continuing operations .......       20.4          5.3         25.7
Reversal of prior period
  restructuring reserves..........       --           (5.9)        (5.9)
Cash payments.....................      (17.3)        (4.8)       (22.1)

Restructuring reserve
  at December 31, 1998............ $     23.8     $    9.5      $  33.3
================================== ============== ============= ===========
1999
Provisions recorded in
  continuing operations .......... $      4.3     $     --      $   4.3
Reversal of prior period
 restructuring reserves ..........         --         (1.7)        (1.7)
Cash payments.....................      (19.0)        (2.1)       (21.1)
                                   -------------- ------------- -----------
Restructuring reserve
  at December 31, 1999............ $      9.1     $    5.7      $  14.8
================================== ============== ============= ===========
2000
Reversal of prior period
 restructuring reserves            $     (1.1)    $   (2.8)     $  (3.9)
Cash payments.....................       (5.6)        (1.8)        (7.4)
---------------------------------- -------------- ------------- -----------
RESTRUCTURING RESERVE
 AT DECEMBER 31, 2000 ............ $      2.4     $    1.1      $   3.5
================================== ============== ============= ===========


15. COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------------------------------------------

ENVIRONMENTAL

Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace accrues for anticipated costs associated with investigatory and remediation efforts where an assessment has indicated that a liability has been incurred and the amount of loss can be reasonably estimated. These accruals do not take into account any discounting for the time value of money. At December 31, 2000, Grace's liability for environmental investigatory and remediation costs related to continuing and discontinued operations totaled $174.9 million, as compared to $215.5 million at December 31, 1999. In the fourth quarter of 1998, Grace entered into a settlement with one of its insurance carriers which provided for a $57.6 million ($37.4 million after tax) lump-sum cash payment to Grace for previously incurred costs related to environmental remediation. Also during the fourth quarter of 1998, Grace recorded a $19.4 million ($12.6 million after tax) charge to reflect a change in the environmental remediation strategy for a particular site. The 1998 activity reflects a net pre-tax benefit of $38.2 million ($24.8 million after tax) related to environmental issues.

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

Grace made cash payments of $47.2 million in 2000, $25.0 million in 1999 and $36.9 million in 1998 to remediate environmentally impaired sites. These amounts have been charged against previously established reserves.

In February 2000, a putative class action lawsuit was filed in U.S. District Court in Missoula, Montana against Grace on behalf of all owners of real property situated within 12 miles of Libby, Montana that are improved private properties. The action alleges that the class members have suffered harm in the form of environmental contamination and loss of property rights resulting from Grace's former vermiculite mining and processing operations. The complaint seeks remediation, property damages and punitive damages. While Grace has not completed its investigation of the claims, and therefore is not able to assess the extent of any possible liability related to this lawsuit, it has no reason to believe that its former activities caused damage to the environment or property.

In October 2000, a putative class action lawsuit was filed in the 4th District Court of Minneapolis, Minnesota, against Grace on behalf of all owners of real property situated near a former vermiculite processing plant in Northeast, Minneapolis. The action alleges that the class members have suffered harm in the form of environmental contamination and loss of property rights resulting from the former vermiculite processing operations. The complaint seeks remediation, property damages, and punitive damages. These activities are not expected to result in material liability to Grace.

CONTINGENT RENTALS

Grace is the named tenant or guarantor with respect to leases entered into by previously divested businesses. These leases, some of which extend through the year 2017, have future minimum lease payments aggregating $120.0 million, and are fully offset by anticipated future minimum rental income from existing tenants and subtenants. In addition, Grace is liable for other expenses (primarily property taxes) relating to the above leases; these expenses are paid by tenants and subtenants. Certain of the rental income and other expenses are payable by tenants and subtenants that have filed for bankruptcy protection or are otherwise experiencing financial difficulties. Grace believes that the risk of significant loss from these lease obligations is remote.

INCOME TAXES

The Internal Revenue Service (IRS), on a comprehensive national level, is challenging the deductibility of interest on policy loans related to corporate owned life insurance (COLI) policies for years prior to January 1, 1999. In 2000 Grace paid $21.2 million of tax and interest related to this issue for tax years 1990-1992. Subsequent to 1992, Grace deducted approximately $163.2 million in interest attributable to COLI policy loans. Grace filed a claim for refund of the amount paid to date and will contest any future IRS assessments on the grounds that these insurance policies and related loans had, and continue to have a valid business purpose, that the COLI policies have economic substance and that interest deductions claimed were in compliance with tax laws in effect at the time.

Subsequent to year-end, a U. S. District Court ruling, American Electric Power, Inc. vs. United States, denied interest deductions of a taxpayer in a similar situation. Until this ruling, Grace's accounting reflected its estimate of resolution in connection with ongoing tax examinations. Accordingly, Grace has recorded an additional accrual of $75.0 million (net of tax benefits) for additional tax exposure and related interest through 2000.

The IRS also has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1995 related to a subsidiary of Grace that formerly held a majority interest in CCS. The assessments, aggregating $21.8 million, were made in connection with a meal and incidental expense per diem plan for travelling healthcare personnel which was in effect through 1999. In July 1999, Grace sold substantially all of its interest in CCS but retained the potential tax liability. The matter is currently pending in the U.S. Court of Claims.

Grace has received notification from a foreign taxing authority assessing tax deficiencies plus interest relating to the purchase and sale of foreign bonds in 1989 and 1990. This assessment, totaling $10.5 million, is related to the Bekaert Group, which Grace sold in 1991 but retained liability for tax deficiencies attributable to tax periods prior to the sale. The matter is currently before the foreign tax authorities, where protests have been filed, but no decision has been rendered.

FRAUDULENT CONVEYANCE

Grace and one of its subsidiaries have been named in a putative class action suit alleging that the 1996 reorganization involving a predecessor of Grace and Fresenius A.G. and the 1998 reorganization involving a predecessor of Grace and Sealed Air Corporation were fraudulent transfers. The suit is alleged to have been brought on behalf of all individuals who presently have lawsuits on file that are pursuing personal injury or wrongful death claims against any of the defendants. The other defendants in the suit have all asserted claims against Grace for indemnification. Grace believes that the suit is without merit.

ACCOUNTING FOR CONTINGENCIES

Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under generally accepted accounting principles.

16. SHAREHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------------------------------------

Under its Certificate of Incorporation, the Company is authorized to issue 300,000,000 shares of common stock, $.01 par value. Of the common stock unissued at December 31, 2000, approximately 14,000,000 shares were reserved for issuance pursuant to stock options and other stock incentives. The Certificate of Incorporation also authorizes 53,000,000 shares of preferred stock, $.01 par value, none of which has been issued. 3,000,000 of such shares have been designated as Series A Junior Participating Preferred Stock and are reserved for issuance in connection with the Company's Preferred Stock Purchase Rights (Rights). A Right trades together with each outstanding share of common stock and entitles the holder to purchase one hundredth of a share of Series A Junior Participating Preferred Stock under certain circumstances and subject to certain conditions. The Rights are not and will not become exercisable unless and until certain events occur, and at no time will the Rights have any voting power.

In April 1998, the Company's Board of Directors approved a program to repurchase up to 20% of the Company's outstanding shares in the open market (approximately 15,165,000 shares). In total, the Company acquired 15,167,100 shares of common stock for $212.6 million under the program (at an average price per share of $14.01). During the year ended December 31, 2000, the Company acquired 3,061,800 shares of common stock for $35.1 million under the program (at an average price per share of $11.45). In January 1999, Grace retired 5,476,800 shares of treasury stock with a cost basis of $88.4 million.

In May 2000, the Company's Board of Directors approved a program to repurchase up to 12,000,000 of the Company's outstanding shares in the open market. During the year ended December 31, 2000, the Company acquired 1,753,600 shares of common stock for $12.2 million under the program (an average price per share of $6.98).

In 1997, Grace established a trust to fund certain deferred employee incentive compensation and nonemployee director compensation and benefits. Prior to the Packaging Business transaction discussed in Notes 1 and 4, the trust held only shares of Grace. Subsequent to the transaction, the trust held shares of Common Stock of the Company (classified as a component of Shareholder's Equity in the Consolidated Balance Sheet) and New Sealed Air common and convertible preferred stock. The trust held approximately 8,800 shares of New Sealed Air common stock and approximately 7,800 shares of New Sealed Air convertible preferred stock on December 31, 1999 with a fair market value of $0.9 million, which is classified as a component of "other assets" in the Consolidated Balance Sheet. During 2000, these shares were sold and the proceeds were used to purchase shares of Common Stock of the Company. At December 31, 2000, the trust holds only shares of Company Common Stock and accordingly the cost of those shares and the related liability are reported as a component of equity in the Consolidated Balance Sheet.

17. (LOSS) EARNINGS PER SHARE
-------------------------------------------------------------------------------

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted (loss) earnings per share from continuing operations.

================================== ================ ============== ============
EARNINGS PER SHARE
---------------------------------
(Amounts in millions, except per                                     (Restated)
share amounts)                          2000            1999            1998
---------------------------------- ---------------- -------------- ------------
NUMERATORS
(Loss) income from continuing
   operations...............       $  (89.7)        $  130.2      $  (194.7)
                                   ================ ============== ============

DENOMINATORS
Weighted average common shares -
   basic calculation........           66.8             70.7           74.6
Effect of dilutive securities
   employee compensation-related
   shares...................             --              3.1             --
                                   ---------------- -------------- ------------
Weighted average common shares
 - diluted calculation......           66.8             73.8           74.6
                                   ================ ============== ============
BASIC (LOSS) EARNINGS PER SHARE    $   (1.34)       $    1.84      $   (2.61)
                                   ================ ============== ============
DILUTED (LOSS) EARNINGS PER SHARE  $   (1.34)       $    1.76      $   (2.61)
================================== ================ ============== ============

As a result of the 2000 and 1998 losses from continuing operations, approximately 800,000 and 3,470,600, respectively, of employee compensation-related shares, primarily stock options, were excluded from the diluted loss per share calculation because their effect would be antidilutive. Additionally, stock options that could potentially dilute basic loss per share in the future that were excluded from the computation of diluted loss per share, because their exercise prices were greater than the average market price of the common shares, averaged approximately

9.4 million in 2000, 3.1 million in 1999 and 2.2 million in 1998.

18. STOCK INCENTIVE PLANS
------------------------------------------------------------------------------

Each stock option granted under the Company's stock incentive plans has an exercise price equal to the fair market value of the Company's common stock on the date of grant. Options become exercisable at the time or times determined by a committee of the Company's Board of Directors and may have terms of up to ten years and one month. The following table sets forth information relating to such options, as so adjusted, during 2000, 1999 and 1998:

================================================= =============================
STOCK OPTION ACTIVITY                                           1998
------------------------------------------------- -----------------------------
                                                                       Average
                                                       Number         Exercise
                                                     of Shares          Price
                                                  ----------------- -----------

Balance at beginning of year.................        20,266,927     $    8.11
Options granted..............................         3,316,826         19.12
Options exercised............................        (7,351,329)         6.95
Options terminated or canceled...............        (1,942,554)        11.00
                                                  -----------------
Balance at end of year.......................        14,289,870         10.87
================================================= ================= ===========
Exercisable at end of year...................        8,880,196          $7.56
                                                  ----------------- -----------
================================================= =============================
                                                               1999
------------------------------------------------- -----------------------------

Balance at beginning of year.................        14,289,870     $   10.87
Options granted..............................         2,332,290         13.21
Options exercised............................        (3,811,493)         7.30
Options terminated or canceled...............          (280,380)        16.21
                                                  -----------------
Balance at end of year.......................        12,530,287         12.27
================================================= ================= ===========
Exercisable at end of year...................        9,212,495          $9.88
                                                  ----------------- -----------
================================================= =============================
                                                               2000
------------------------------------------------- -----------------------------

Balance at beginning of year.................        12,530,287     $   12.27
Options granted..............................         2,555,000         13.32
Options exercised............................          (779,863)         7.52
Options terminated or canceled...............          (300,215)        13.62
                                                  -----------------
Balance at end of year.......................        14,005,209         12.70
================================================= ================= ===========
                                                  -----------------
Exercisable at end of year...................         9,386,539        $11.96
================================================= ================= ===========

At December 31, 2000, 6,051,813 shares were available for additional grants. Currently outstanding options expire on various dates through November 2009.

Following is a summary of stock options outstanding at December 31, 2000:

===============================================================================

STOCK OPTIONS OUTSTANDING
-------------------------------------------------------------------------------
                             Weighted-
                              average      Weighted-      Number      Weighted-
EXERCISE        Number       Remaining      average     Exercisable    average
PRICE         Outstanding   Contractual     Exercise        at         Exercise
RANGE         at 12/31/00       Life         Price       12/31/00       Price
-------------------------------------------------------------------------------
$3 - $8        2,596,851        4.01      $    6.10      2,568,351   $     6.13
$8 - $13       8,155,366        7.74          12.32      4,454,780        11.57
$13 - $18        642,526        8.32          16.58        360,515        16.65
$18 - $21      2,610,466        8.02          19.46      2,002,893        19.47
             ------------------------------------------------------------------
              14,005,209        7.13      $   12.70      9,386,539   $    11.96
===============================================================================

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

In 2000, 1999 and 1998, the Company granted a total of 25,000, 45,000 and 246,933 shares, respectively, of the Company's Common Stock to certain executives, subject to various restrictions. Such shares are subject to forfeiture if certain employment conditions are not met. For more information, see the Form of Restricted Share Award Agreements filed with the Company's Form 10-Q for the quarter ended March 31, 1998. At December 31, 2000, restrictions on all prior grants of restricted stock, net of forfeitures, lapse as follows:
2001 - 105,011 shares, 2002 -55,000 shares and 2003 - 5,000 shares. The fair value of the restricted shares at the date of grant is amortized to expense ratably over the restriction period.

SFAS No. 123, "Accounting for Stock-Based Compensation," permits the Company to follow the measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and not recognize compensation expense for its stock-based incentive plans. Had compensation cost for the Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the methodology prescribed by SFAS No. 123, the Company's net income (loss) and related basic earnings (loss) per share for 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated below:

================================= ================= ============== ============

PROFORMA EARNINGS
UNDER SFAS NO. 123
(Amounts in millions, except                                         (Restated)
per share amounts)                      2000            1999            1998
--------------------------------- ----------------- -------------- ------------
Net (loss) income:
As reported.................      $   (89.7)       $    135.9      $  (229.1)
Pro forma (1)...............          (98.5)            128.0         (236.6)

Basic (loss) earnings per share:
As reported.................      $    (1.34)        $    1.92     $    (3.07)
Pro forma (1)...............           (1.47)             1.81          (3.17)
================================= ================= ============== ============

(1) These pro forma amounts may not be indicative of future income (loss) and earnings (loss) per share.

To determine compensation cost under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, with the following historical weighted average assumptions applied to grants in 2000, 1999 and 1998:

================================= ================= ============== ============
OPTION VALUE ASSUMPTIONS
                                        2000            1999            1998
--------------------------------- ----------------- -------------- ------------
Dividend yield..............             --%               --%            --%
Expected volatility.........             59%               39%            30%
Risk-free interest rate.....              6.7%              5%             5%
Expected life (in years)....              4                 4              4
================================= ================= ============== ============

Based upon the above assumptions, the weighted average fair value of each option granted was $6.86 per share for 2000, $5.05 per share for 1999 and $6.15 per share for 1998.

19. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS
-------------------------------------------------------------------------------

Grace maintains defined benefit pension plans covering employees of certain units who meet age and service requirements. Benefits are generally based on final average salary and years of service. Grace funds its U.S. pension plans in accordance with U.S. federal laws and regulations. Non-U.S. pension plans are funded under a variety of methods, as required under local laws and customs, and therefore cannot be summarized.

During 1998, Grace made certain amendments to one of its domestic pension plans which included offering a lump sum settlement option to former Grace employees not currently receiving benefits. During the second quarter of 1999, a significant number of the lump sum offers were settled. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits," the Company recognized a pre-tax loss of $11.0 million in connection with these settlements. A pre-tax noncash charge of $9.1 million ($5.7 million after tax) is included in "Income from discontinued operations, net of tax" in the Consolidated Statement of Operations relating to settlements of the lump sum offers with former Packaging Business employees. A pre-tax noncash charge of $1.9 million is included in "Selling, general and administrative expenses" in the Consolidated Statement of Operations for settlements relating to former Grace employees not associated with the former Packaging Business.

The Packaging Business transaction also required the Company to split certain pension plans and recognize a net curtailment loss for other plans. In accordance with SFAS No. 88, the Company recognized a pre-tax loss of $8.4 million ($5.5 million after tax) in 1998, in connection with these plans. This net pre-tax loss is included in "Income from discontinued operations, net of tax" in the Consolidated Statement of Operations.

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

An amendment to the structure of the retiree-paid premiums for postretirement medical benefits was approved by Grace's Board in November 2000. The amendment became effective January 1, 2001, and requires all retirees and beneficiaries covered by the postretirement medical plan to contribute a minimum of 20% of the calculated premium for that coverage. During 1998, Grace's Board approved changes to the postretirement medical plan. These changes include "caps" for pre-65 retirees and post-65 retirees, changes in the method used to coordinate with Medicare, and changes in deductible and coinsurance levels.

The following summarizes the changes in benefit obligation and fair value of plan assets during the period:

=================================================================== ===============================================================
                                                                                                             PENSION
                                                                    ---------------------------------------------------------------
------------------------------------------------------------------              U.S.                         NON-U.S.
CHANGE IN FINANCIAL STATUS OF RETIREMENT PLANS                      ----------------------------- --------------------------------
(Dollars in millions)                                                   2000           1999            2000             1999
------------------------------------------------------------------- -------------- -------------- ---------------- ---------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year........................     $    765.7     $    918.7     $     196.9      $     235.9
Service cost...................................................            6.3            7.3             3.8              5.2
Interest cost..................................................           54.5           57.7            11.4             11.6
Plan participants' contributions...............................           --             --               0.5              0.7
Amendments.....................................................            2.4           --               0.1             --
Acquisitions/(Divestitures)....................................            8.3           --              --               --
Curtailments/settlements recognized gains......................           --             --              --               (3.7)
Actuarial (gain) loss..........................................          (17.7)         (42.7)           13.8            (22.2)
Benefits paid..................................................          (78.5)        (175.3)          (11.5)           (13.1)
Currency exchange translation adjustments......................           --             --             (15.8)           (17.5)
------------------------------------------------------------------- -------------- -------------- ---------------- ---------------
Benefit obligation at end of year..............................     $    741.0     $    765.7     $     199.2      $     196.9
=================================================================== ============== ============== ================ ===============

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year.................     $    899.9     $    912.1     $     224.1      $     211.8
Actual return on plan assets...................................          (28.6)         156.0            (1.6)            28.9
Employer contribution..........................................            7.4            7.1             4.0              4.7
Plan participants' contribution................................           --             --               0.5              0.7
Benefits paid..................................................          (78.5)        (175.3)          (12.2)           (13.9)
Currency exchange translation adjustment.......................           --             --             (16.5)            (8.1)
------------------------------------------------------------------- -------------- -------------- ---------------- ---------------
Fair value of plan assets at end of year.......................     $    800.2     $    899.9     $     198.3      $     224.1
=================================================================== ============== ============== ================ ===============

Funded status..................................................     $     59.2     $    134.2     $      (0.9)     $      27.2
Unrecognized transition (asset)/obligation.....................           (9.3)         (19.3)            0.9              0.8
Unrecognized actuarial loss (gain).............................           98.9            9.4            14.6            (20.1)
Unrecognized prior service cost/(benefit)......................           31.0           28.9             4.6              5.6
------------------------------------------------------------------- -------------- -------------- ---------------- ---------------
Net amount recognized..........................................     $    179.8     $    153.2     $      19.2      $      13.5
=================================================================== ============== ============== ================ ===============

Amounts recognized in the Consolidated Balance Sheet consist of:
   Assets in excess of pension obligation......................     $    127.9     $    198.5     $      72.2      $     100.4
   Unamortized costs of overfunded plans.......................           95.6           (5.0)            9.1            (22.6)
   Deferred retirement plan costs..............................          (93.3)         (87.6)          (74.5)           (74.2)
   Unamortized costs of underfunded plans......................           25.0           24.0            11.0              9.1
   Intangible asset............................................            6.9            8.1             1.2              0.4
   Accumulated other comprehensive loss........................           17.7           15.2             0.2              0.4
                                                                    -------------- -------------- ---------------- ---------------
-------------------------------------------------------------------
Net amount recognized..........................................     $    179.8     $    153.2     $      19.2      $      13.5
=================================================================== ============== ============== ================ ===============

WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate..................................................            7.5%           8.0%      2.3-15.0%        2.3-15.0%
Expected return on plan assets.................................            9.0            9.0       5.0-15.0          5.0-15.0
Rate of compensation increase..................................            4.5            4.5       2.0-14.0          2.0-14.0
=================================================================== ============== ============== ================ ===============


=================================================================== ============================= ==============================
                                                                               PENSION
                                                                    -----------------------------          OTHER POST-
------------------------------------------------------------------              TOTAL                   RETIREMENT PLANS
CHANGE IN FINANCIAL STATUS OF RETIREMENT PLANS                       ---------------------------- ------------------------------
(Dollars in millions)                                                    2000          1999           2000            1999
-------------------------------------------------------------------  ------------- -------------- -------------- ---------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year........................      $     962.6   $   1,154.6    $     182.7    $     193.9
Service cost...................................................             10.1          12.5            0.6            0.8
Interest cost..................................................             65.9          69.3           14.4           12.8
Plan participants' contributions...............................              0.5           0.7           --             --
Amendments.....................................................              2.5          --            (20.0)          --
Acquisitions/(Divestitures)....................................              8.3          --             --             --
Curtailments/settlements recognized gains......................             --            (3.7)          --             --
Actuarial (gain) loss..........................................             (3.9)        (64.9)          22.0           (5.2)
Benefits paid..................................................            (90.0)       (188.4)         (23.0)         (19.6)
Currency exchange translation adjustments......................           ( 15.8)        (17.5)          --             --
-------------------------------------------------------------------  ------------- -------------- -------------- ---------------
Benefit obligation at end of year..............................      $     940.2   $     962.6    $     176.7      $     182.7
===================================================================  ============= ============== ============== ===============

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year.................      $   1,124.0   $   1,123.9    $      --      $      --
Actual return on plan assets...................................            (30.2)        184.9           --             --
Employer contribution..........................................             11.4          11.8           23.0           19.6
Plan participants' contribution................................              0.5           0.7           --             --
Benefits paid..................................................            (90.7)       (189.2)         (23.0)         (19.6)
Currency exchange translation adjustment.......................            (16.5)         (8.1)          --             --
-------------------------------------------------------------------  ------------- -------------- -------------- ---------------
Fair value of plan assets at end of year.......................      $     998.5   $   1,124.0    $      --      $      --
===================================================================  ============= ============== ============== ===============

Funded status..................................................      $      58.3   $     161.4    $    (176.7)   $    (182.7)
Unrecognized transition (asset)/obligation.....................             (8.4)        (18.5)          --             --
Unrecognized actuarial loss (gain).............................            113.5         (10.7)          61.9           42.1
Unrecognized prior service cost/(benefit)......................             35.6          34.5          (74.3)         (60.8)
-------------------------------------------------------------------  ------------- -------------- -------------- ---------------
Net amount recognized..........................................      $     199.0   $     166.7    $    (189.1)   $    (201.4)
===================================================================  ============= ============== ============== ===============

Amounts recognized in the Consolidated Balance Sheet consist of:
   Assets in excess of pension obligation......................      $     200.1   $     298.9    $      --      $      --
   Unamortized costs of overfunded plans.......................            104.7         (27.6)          --             --
   Deferred retirement plan costs..............................           (167.8)       (161.8)        (176.7)        (182.7)
   Unamortized costs of underfunded plans......................             36.0          33.1          (12.4)         (18.7)
   Intangible asset............................................              8.1           8.5           N/A            N/A
   Accumulated other comprehensive loss........................             17.9          15.6           N/A            N/A
                                                                     ------------- -------------- -------------- ---------------
-------------------------------------------------------------------
Net amount recognized..........................................      $     199.0   $     166.7    $    (189.1)   $   (201.4)
===================================================================  ============= ============== ============== ===============

WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate..................................................            N/M           N/M          7.5%          8.0%
Expected return on plan assets.................................            N/M           N/M            N/M            N/M
Rate of compensation increase..................................            N/M           N/M            N/M            N/M
===================================================================  ============= ============== ============== ===============


                                                                                         2000                                 1999
                                                                          ----------------------------------- ----------------------
COMPONENTS OF NET PERIODIC BENEFIT (INCOME) COST                                       NON-U.S.                            Non-U.S.
(Dollars in millions)                                                        U.S.                   OTHER        U.S.
------------------------------------------------------------------------- ----------- ----------- ----------- ----------- ----------
Service cost.........................................................     $   6.3     $   3.8     $    0.6    $   7.3     $   5.2
Interest cost........................................................        54.5        11.4         14.4       57.7        11.8
Expected return on plan assets.......................................       (78.2)      (18.2)        --        (76.0)      (17.1)
Amortization of transition asset.....................................       (10.0)       (0.2)        --        (11.5)       (0.2)
Amortization of prior service cost (benefit).........................         7.4         0.6         (6.7)       7.0         0.6
Amortization of unrecognized actuarial loss..........................         0.8        (0.4)         2.4        3.9         0.3
Net curtailment and settlement loss..................................        --          --           --         11.0         0.2
------------------------------------------------------------------------- ----------- ----------- ----------- ----------- ----------
Net periodic benefit (income) cost...................................     $ (19.2)    $  (3.0)    $   10.7    $  (0.6)    $   0.8
========================================================================= =========== =========== =========== =========== ==========

                                                                                                             1998
                                                                          ---------------- -----------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT (INCOME) COST                                                            Non-
(Dollars in millions)                                                           Other          U.S.         U.S.          Other
------------------------------------------------------------------------- - -------------- ------------- ------------ --------------
Service cost.........................................................       $      0.8     $    7.1      $    6.5     $      0.9
Interest cost........................................................             12.8         55.7          12.6           16.6
Expected return on plan assets.......................................             --          (72.4)        (19.3)          --
Amortization of transition asset.....................................             --          (11.5)         (0.2)          --
Amortization of prior service cost (benefit).........................             (6.7)         7.2           0.3           (2.8)
Amortization of unrecognized actuarial loss..........................              2.7          1.4           0.3            1.1
Net curtailment and settlement loss..................................             --            8.4           1.3           --
------------------------------------------------------------------------- - -------------- ------------- ------------ --------------
Net periodic benefit (income) cost...................................       $      9.6     $   (4.1)     $    1.5     $     15.8
========================================================================= = ============== ============= ============ ==============









================================= ================================ =============================== ================================
PENSION PLANS WHERE ACCUMULATED                                                                                 OTHER POST-
BENEFIT OBLIGATIONS EXCEED PLAN                  U.S.                           NON-U.S.                      RETIREMENT PLANS
                                  -------------------------------- ------------------------------- --------------------------------
                                  ---------------- --------------- -------------- ---------------- ----------------- --------------
   ASSETS (Dollars in millions)        2000             1999           2000            1999              2000              1999
--------------------------------- ---------------- --------------- -------------- ---------------- ----------------- --------------
Projected benefit obligation..... $     68.7       $     64.3      $     72.4     $     77.6             N/A                 N/A
Accumulated benefit obligation...       68.2             63.6            62.0           66.8       $     176.7       $       182.7
Fair value of plan assets........       --               --               0.6            4.0              --                  --
================================= ================ =============== ============== ================ ================= ==============

N/M - Not meaningful
N/A - Not applicable

For measurement purposes, a 6.0% rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5.0% through 2003 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point increase (decrease) in assumed health care cost trend rates would increase (decrease) total service and interest cost components by $0.1 million and $(0.1) million, respectively, and increase (decrease) postretirement benefit obligations by $1.0 million and $(1.2) million, respectively.

20. BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

Grace is a global producer of specialty chemicals and specialty materials. It generates revenues from two business segments: Davison Chemicals and Performance Chemicals. Performance Chemicals was formed in 1999 by combining the previously separate business segments of Grace Construction Products and Darex Container Products. These businesses were consolidated under one management team to capitalize on infrastructure synergies from co-location of headquarters and production facilities around the world. Davison Chemicals produces a variety of catalysts and silica products. Performance Chemicals produces specialty construction chemicals, building materials and container protection products. Intersegment sales, eliminated in consolidation, are not material. The table below presents information related to Grace's business segments for 2000, 1999 and 1998; in connection with the adoption of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," only those corporate expenses directly related to the segment are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.


================================== ================= ================ ================
BUSINESS SEGMENT DATA (Dollars
in millions)                             2000             1999             1998
---------------------------------- ----------------- ---------------- ----------------
NET SALES
Davison Chemicals.............     $       783.9     $     751.1      $   761.4
Performance Chemicals.........             813.5           799.8           784.8
                                   ----------------- ---------------- ----------------
Total.........................     $     1,597.4     $   1,550.9      $ 1,546.2
                                   ================= ================ ================

PRE-TAX OPERATING INCOME
Davison Chemicals.............     $       131.6     $     124.3      $   107.5
Performance Chemicals.........              95.5           105.8            78.1
                                   ----------------- ---------------- ----------------
Total.........................     $       227.1     $     230.1      $   185.6
                                   ================= ================ ================

DEPRECIATION AND AMORTIZATION
Davison Chemicals.............     $        57.2     $      59.2      $    61.3
Performance Chemicals.........              29.3            28.8            28.3
                                   ----------------- ---------------- ----------------
Total.........................     $        86.5     $      88.0      $    89.6
                                   ================= ================ ================

CAPITAL EXPENDITURES
Davison Chemicals.............     $        33.7     $      48.0      $    60.5
Performance Chemicals.........              28.3            30.7            39.5
                                   ----------------- ---------------- ----------------
Total.........................     $        62.0     $      78.7      $   100.0
                                   ================= ================ ================

TOTAL ASSETS
Davison Chemicals.............     $       632.3     $     590.3      $   603.7
Performance Chemicals.........             479.1           478.3           459.9
                                   ----------------- ---------------- ----------------
Total.........................     $     1,111.4     $   1,068.6      $ 1,063.6
================================== ================= ================ ================

The table below presents information related to the geographic areas in which Grace operated in 2000, 1999 and 1998.

======================================= =============== ============== ==============
GEOGRAPHIC AREA DATA (Dollars in
millions)                                    2000           1999           1998
--------------------------------------- --------------- -------------- --------------
NET SALES
United States.....................      $     825.6     $     783.5    $   793.5
Canada and Puerto Rico............             34.4            32.6          33.1
Germany...........................            270.9           290.7         267.2
Europe, other than Germany........            145.9           156.6         157.0
Asia Pacific......................            216.8           205.7         205.9
Latin America.....................            103.8            81.8          89.5
                                        --------------- -------------- --------------
Total.............................      $   1,597.4     $   1,550.9    $  1,546.2
======================================= =============== ============== ==============
PROPERTIES AND EQUIPMENT, NET
United States.....................      $     408.3     $     399.0    $    423.3
Canada and Puerto Rico............             19.9            20.8          20.1
Germany...........................             61.5            71.3          84.7
Europe, other than Germany........             39.6            46.8          53.9
Asia Pacific......................             54.7            61.9          58.6
Latin America.....................             17.7            17.5          20.8
                                        --------------- -------------- --------------
Total.............................      $     601.7     $     617.3    $    661.4
======================================= =============== ============== ==============

Pre-tax operating income, depreciation and amortization, capital expenditures and total assets for Grace's business segments are reconciled below to amounts presented in the Consolidated Financial Statements.

======================================== ============== =============== ==============
RECONCILIATION OF BUSINESS SEGMENT
DATA TO FINANCIAL STATEMENTS
(Dollars in millions)                                     (Restated)     (Restated)
                                             2000            1999           1998
---------------------------------------- -------------- --------------- --------------
Pre-tax operating income - operating
   segments........................      $     227.1    $     230.1     $     185.6
Gain on note receivable............             --             18.5            --
Gain on disposal of assets.........              5.5           13.6            --
Provision for environmental charges,
   net.............................             --             --              38.2
Provisions relating to
   asbestos-related liabilities and
   insurance coverage..............           (208.0)          --            (376.1)
Interest expense and related financing
   costs...........................            (28.1)         (16.1)          (19.8)
Corporate operating costs..........            (40.0)         (52.0)          (53.8)
Other, net.........................             23.8            9.3             2.7
                                         -------------- --------------- --------------
(Loss) income from continuing
operations before income taxes.....      $     (19.7)   $     203.4     $    (223.2)
======================================== ============== =============== ==============
Depreciation and amortization -
   operating segments..............      $      86.5    $      88.0     $      89.6
Depreciation and amortization -
   corporate.......................              1.3            1.2             2.5
                                         -------------- --------------- --------------
Total depreciation and amortization      $      87.8    $      89.2     $      92.1
======================================== ============== =============== ==============
Capital expenditures - operating
   segments........................      $      62.0    $      78.7     $     100.0
Capital expenditures - corporate...
                                                 2.8            3.8             0.9
                                         -------------- --------------- --------------
Total capital expenditures.........      $      64.8    $      82.5     $     100.9
======================================== ============== =============== ==============
Total assets - operating segments..      $   1,111.4     $   1,068.6    $   1,063.6
Total assets - corporate...........            615.1           595.9          571.0
Asbestos-related receivables.......            372.0           371.4          443.0
Deferred tax assets................            487.2           440.0          470.4
Net assets of discontinued operations
                                                (0.8)           (0.8)           8.3
                                         --------------- -------------- ---------------
Total assets.......................      $   2,584.9     $   2,475.1    $ 2,556.3
======================================== =============== ============== ===============

=============================================================================================================================

QUARTERLY SUMMARY AND STATISTICAL INFORMATION (Unaudited)
(Dollars in millions, except per share)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                 March 31                  June 30
------------------------------------------------------------------------- ------------------------- -------------------------
2000
Net sales (1) .......................................................     $           384.7         $           405.1
Cost of goods sold and operating expenses (1)........................                 231.8                     239.8
Income (loss) from continuing operations.............................                  24.2                      34.6
Net income (loss)....................................................                  24.2                      34.6

Net income per share: (2)
   Basic earnings per share:
     Continuing operations...........................................     $            0.35         $           0.51
     Net income (loss)...............................................                  0.35                     0.51
   Diluted earnings per share:
     Continuing operations...........................................                  0.35                     0.50
     Net income (loss)...............................................                  0.35                     0.50

Market price of common stock: (4)
     High............................................................     $         14 15/16        $            14 5/8
     Low.............................................................                91/2                       11 3/8
     Close...........................................................               12 7/8                       12 1/8

------------------------------------------------------------------------- ------------------------- -------------------------

1999 (3)
Net sales (1)........................................................     $           365.1         $           391.8
Cost of goods sold and operating expenses (1)........................                 226.5                     231.5
Income from continuing operations....................................                  18.8                      30.4
Net income...........................................................                  20.0                      25.7

Net income per share: (2)
   Basic earnings per share:
     Continuing operations...........................................     $            0.26         $           0.44
     Net income......................................................                  0.28                     0.37
   Diluted earnings per share:
     Continuing operations...........................................                  0.25                     0.42
     Net income......................................................                  0.27                     0.35

Market price of common stock: (4)
     High............................................................     $            16 11/16     $            19 1/4
     Low.............................................................                  11 13/16                  12
     Close...........................................................                  12  1/ 8                  19
========================================================================= ========================= =========================



====================================================



----------------------------------------------------
      September 30              December 31
 ------------------------- -------------------------
 $           415.7         $           391.9
             252.4                     249.9
              34.1                    (182.6)
              34.1                    (182.6)



 $           0.51          $           (2.80)
             0.51                      (2.80)

             0.51                      (2.80)
             0.51                      (2.80)


 $            12 5/8       $           7 1/8
              6 9/16                  1 5/16
               6 7/8                   3 3/16

 ------------------------- -------------------------


 $           391.6         $            402.4
             231.2                      240.1
              32.8                       48.2
              42.0                       48.2



 $            0.46         $           0.68
              0.59                     0.68

              0.44                     0.66
              0.56                     0.66


 $            21           $            17 9/16
              15 3/4                    12 13/16
              16 3/8                    14 1/8
 ========================= =========================



(1) The net sales and cost of goods sold amounts presented above reflect a reclassification of freight costs and sales commissions (previously shown as a reduction of sales) to cost of sales and selling expenses, in accordance with Emerging Issues Task Force Consensus No. 00-10, "Accounting for Shipping and Handling Revenues and Costs ."

(2) Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.

(3) The 1999 quarterly summary and statistical information have been restated to reflect the classification of CCS as discontinued operations, as described in Note 4 of the Consolidated Financial Statements.

(4)  Principal market: New York Stock Exchange.

=========================================================================================================================

FINANCIAL SUMMARY (1) (Dollars in millions, except per share amounts)
-------------------------------------------------------------------------------------------------------------------------
                                                                                                         (Restated)
                                                                                         2000               1999
----------------------------------------------------------------------------------- ------------------ ------------------
STATEMENT OF OPERATIONS
Net sales ....................................................................      $       1,597.4    $       1,550.9
Cost of goods sold and operating expenses.....................................                973.9              929.3
Depreciation and amortization.................................................                 87.8               89.2
Interest expense and related financing costs..................................                 28.1               16.1
Research and development expenses.............................................                 45.7               42.4
(Loss) income from continuing operations before income taxes..................                (19.7)             203.4
(Loss) income from continuing operations......................................                (89.7)             130.2
Income from discontinued operations (2).......................................                 --                  5.7
Net (loss) income ............................................................                (89.7)             135.9
----------------------------------------------------------------------------------- ------------------ ------------------
FINANCIAL POSITION
Current assets................................................................      $         773.9    $         779.8
Current liabilities...........................................................              1,092.9              769.4
Properties and equipment, net.................................................                601.7              617.3
Total assets..................................................................              2,584.9            2,475.1
Total debt....................................................................                421.9              136.2
Shareholders' (deficit) equity - common.......................................                (71.3)             111.1
----------------------------------------------------------------------------------- ------------------ ------------------
CASH FLOW
Operating activities..........................................................      $        (121.1)   $         139.8
Investing activities..........................................................               (121.8)              76.7
Financing activities..........................................................                245.1              (77.5)
Net cash flow.................................................................                 (7.9)             134.5
----------------------------------------------------------------------------------- ------------------ ------------------
DATA PER COMMON SHARE
(Loss) income from continuing operations......................................      $         (1.34)   $         1.84
Net (loss) income.............................................................                (1.34)             1.92
Dividends   ..................................................................                --                 --
Average common shares outstanding (thousands).................................                 66,800           70,749
----------------------------------------------------------------------------------- ------------------ ------------------
OTHER STATISTICS
Dividends paid on common stock................................................      $          --      $          --
Capital expenditures..........................................................                 64.8               82.5
Common stock price range (3)..................................................      14 15/16 - 1 5/16   21  - 11 13/16
Common shareholders of record.................................................                 12,240           13,215
Number of employees - continuing operations...................................                  6,300            6,300
=================================================================================== ================== ==================

=========================================================


----------------------------------------------------------
    (Restated)
       1998               1997               1996
 ------------------- ------------------ ------------------

 $      1,546.2      $       1,558.9    $     1,795.5
          961.7                969.0          1,060.1
           92.1                 94.8             97.3
           19.8                 21.2             30.5
           47.4                 42.4             55.4
         (223.2)               137.4            183.3
         (194.7)                85.9            112.9
            0.9                175.1          2,744.8
         (229.1)               261.0          2,857.7
 ------------------- ------------------ ------------------

 $        625.6      $       2,175.5    $     1,774.9
          669.8              1,357.7          1,487.1
          661.4                663.3          1,871.3
        2,556.3              3,769.4          4,945.8
          113.4              1,072.3          1,388.2
           42.1                467.9            632.4
 ------------------- ------------------ ------------------

 $        (66.9)     $         236.4    $       223.3
         (114.0)               370.1          2,072.9
          196.6               (621.3)       (2,267.8)
           17.7                (20.7)            27.7
 ------------------- ------------------ ------------------

 $      (2.61)       $         1.16     $        1.22
        (3.07)                 3.53             31.06
        --                      .56               .50
        74,559                73,993             91,976
 ------------------- ------------------ ------------------

 $         --        $          41.2    $        45.6
          100.9                258.7            456.6
  21 11/16 - 10      18 1/16 - 9 7/8    12 1/2 - 7 3/8
         14,438               15,945            17,415
          6,600                6,700             7,100
 =================== ================== ==================


(1) Certain prior-year amounts have been reclassified to conform to the 2000 presentation and to reflect a reclassification of freight costs and sales commissions (previously shown as a reduction of sales) to cost of sales and selling expenses in accordance with Emerging Issues Task Force Consensus No. 00-10, "Accounting for Shipping and Handling Revenues and Costs."

(2) See Note 4 to the Consolidated Financial Statements for additional information.

(3) Stock prices have been adjusted so that they are on a basis comparable to the stock prices following the disposition of the Packaging Business as described in Notes 1 and 4 to the Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

--------------------------------------------------------------------------------
DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

Grace is engaged in specialty chemicals and specialty materials businesses on a global basis. Its principal business segments are Davison Chemicals, which produces catalysts and silica products, and Performance Chemicals, which produces construction chemicals, building materials and container products.


--------------------------------------------------------------------------------
SUBSEQUENT EVENT - VOLUNTARY BANKRUPTCY FILING
--------------------------------------------------------------------------------

On April 2, 2001, W. R. Grace & Co. and 61 of its United States subsidiaries and affiliates, including Grace-Conn. (collectively, the "Debtors"), filed voluntary petitions for reorganization (the "Filing") under Chapter 11 of the United States Bankruptcy Code ("Chapter 11" or the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The cases were consolidated and are being jointly administered under case numbers 01-1139 through 01-1200. Grace's non-U.S. operating subsidiaries were not a part of the Filing.

The Filing was made in response to a sharply increasing number of asbestos-related bodily injury claims. These claims are discussed in more detail in Note 3 to the Consolidated Financial Statements. Under Chapter 11, the Debtors expect to continue to operate their businesses as debtors-in-possession under court protection from their creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the asbestos-related claims against them.

Background of Filing - On January 29, 2001, Grace announced that recent developments in asbestos-related litigation had led to a fourth quarter charge of $208.0 million (net of expected insurance recovery). The charge was made to account for probable and estimable costs related to several adverse developments in Grace's asbestos litigation during 2000, including: a significant increase in bodily injury claims; higher than expected costs to resolve bodily injury and certain property damage claims; and new class-action lawsuits alleging damages from a former attic insulation product not previously subject to property damage litigation. After this adjustment, Grace's recorded liability for asbestos-related litigation at December 31, 2000 is $1,105.9 million gross and $733.9 million net of insurance recovery. The estimated gross liability represents an undiscounted stream of payments in decreasing amounts over approximately 40 years. However, due to the Filing and the uncertainties of asbestos-related litigation, actual amounts could differ materially from the recorded liability.

Grace also announced on January 29, 2001 that it was reviewing the strategic and operating issues associated with continuing to defend asbestos litigation through the court system versus voluntarily seeking a resolution of such litigation through reorganization under Chapter 11. As a result of that review, the Board of Directors of Grace concluded on April 2, 2001 that a federal court-supervised Chapter 11 filing provides the best forum available to achieve predictability and fairness in the claims settlement process. By filing under Chapter 11, Grace expects to be able to both obtain a comprehensive resolution of the claims against it and preserve the inherent value of its businesses.

Consequence of Filing - As a consequence of the Filing, all pending litigation against the Debtors is stayed and no party may take any action to realize its pre-petition claims except pursuant to order of the Bankruptcy Court. It is the Debtors' intention to address all of their pending and future asbestos-related claims and all other pre-petition claims in a plan of reorganization. However, it is currently impossible to predict with any degree of certainty how the plan will treat asbestos and other pre-petition claims and the impact the Filing and any reorganization plan may have on the shares of common stock of Grace. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan that permits holders of equity interests to participate. The formulation and implementation of the plan of reorganization could take a significant period of time.

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of certain Debtors' assets and liquidation of certain Debtors' liabilities are subject to significant uncertainty. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

All of the Debtor's pre-petition debt is now in default due to the Filing. Accordingly, the accompanying Consolidated Balance Sheet as of December 31, 2000 reflects the classification of the Debtors' pre-petition debt as current.

The Debtors have negotiated a debtor-in-possession revolving credit facility with Bank of America, N.A. (the "DIP facility") in the aggregate amount of $250 million. The DIP facility has a term of 2 years and bears interest at either Bank of America's prime rate or a formula based on the LIBOR rate plus 2.00% to 2.25%. The Bankruptcy Court issued an interim approval of the DIP facility, which allows the Debtors to draw on the DIP facility for 15 days in an amount not to exceed $50 million.

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including claims of trade creditors to a specified amount and employee wages and benefits in the ordinary course of business.

Accounting Impact - Beginning in the second quarter of 2001, Grace will be required to follow Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to SOP 90-7, Grace's pre-petition liabilities that are subject to compromise will be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. Obligations of Grace subsidiaries not covered by the Filing will remain classified on the consolidated balance sheet based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

Pro-Forma Balance Sheet Information (Unaudited) - The condensed balance sheet of the Debtors as if the Debtors had filed petitions for reorganization under Chapter 11 at December 31, 2000 is as follows:


=============================================================== ===============
PRO-FORMA CONDENSED BALANCE SHEET OF DEBTORS
----------------------------------------------------------------   DECEMBER 31,
(UNAUDITED)                                                            2000
(Dollars in millions)
--------------------------------------------------------------- ---------------
Current Assets:
   Cash and cash equivalents................................       $   37.5
   Notes and accounts receivable, net.......................           32.8
   Inventories..............................................           75.2
   Other current assets.....................................           81.2
                                                                ---------------
       Total current assets.................................          226.7
   Properties and equipment, net............................          410.0
   Asbestos-related insurance receivable....................          372.0
   Deferred income taxes....................................          482.6
   Loans to non-debtor entities.............................          407.0
   Investment in non-debtor entities........................          148.3
   Other noncurrent assets..................................          414.3
                                                                ---------------
       Total assets.........................................       $2,460.9
                                                                ===============
Liabilities Subject to  Compromise:
   Debt.....................................................       $  409.1
   Asbestos-related liability ..............................        1,105.9
   Other liabilities........................................          955.4
                                                                ---------------
      Total liabilities.....................................        2,470.4
Equity......................................................           (9.5)
                                                                ---------------
      Total liabilities and equity..........................       $2,460.9
=============================================================== ===============

-------------------------------------------------------------------------------
CONTINUING OPERATIONS
-------------------------------------------------------------------------------

Set forth below is a chart that lists key operating statistics and percentage changes for the years ended December 31, 2000, 1999 and 1998. Immediately following the chart is an overview of the matters affecting the comparison of 2000 and 1999. Each of these items should be referenced when reading management's discussion and analysis of the results of continuing operations. The chart below, as well as the financial information presented throughout this discussion, divides Grace's financial results between "core operations" and "noncore activities." Core operations comprise the financial results of Davison Chemicals, Performance Chemicals and the costs of corporate activities that directly or indirectly support business operations. In contrast, noncore activities comprise all other events and transactions that are not directly related to the generation of operating revenue or the support of core operations. Grace's financial strategy is to maximize returns and cash flows from core operations to fund business growth and to provide resources to satisfy its obligations that remain from past businesses, products and events.

================================================================================== ==================== ===============

ANALYSIS OF CONTINUING OPERATIONS
(Dollars in millions)                                                                      2000            1999 (a)
---------------------------------------------------------------------------------- -------------------- ---------------
NET SALES:
      Davison Chemicals.......................................................     $       783.9        $     751.1
      Performance Chemicals...................................................             813.5              799.8
                                                                                   -------------------- ---------------
TOTAL GRACE SALES - CORE OPERATIONS...........................................     $     1,597.4        $   1,550.9
                                                                                   ==================== ===============
PRE-TAX OPERATING INCOME:
      Davison Chemicals.......................................................     $       131.6        $     124.3
      Performance Chemicals...................................................              95.5              105.8
      Corporate operating costs...............................................             (40.0)             (52.0)

                                                                                   -------------------- ---------------
PRE-TAX INCOME FROM CORE OPERATIONS...........................................             187.1              178.1
                                                                                   -------------------- ---------------
PRE-TAX (LOSS) INCOME FROM NONCORE ACTIVITIES.................................            (188.4)              37.2
Interest expense..............................................................             (28.1)             (16.1)
Interest income...............................................................               9.7                4.2
                                                                                   -------------------- ---------------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES...............................................................             (19.7)             203.4
(Provision for) benefit from income taxes.....................................             (70.0)             (73.2)
                                                                                   -------------------- ---------------
(LOSS) INCOME FROM CONTINUING OPERATIONS......................................     $       (89.7)       $     130.2
                                                                                   ==================== ===============
                                                                                   ==================== ===============

KEY FINANCIAL MEASURES:
   Pre-tax income from core operations as a
      percentage of sales.....................................................              11.7%              11.5%
   Pre-tax income from core operations before
      Depreciation and amortization...........................................     $       274.9        $     267.3
      As a percentage of sales................................................              17.2%              17.2%
================================================================================== ==================== ===============



==================== =================== ===================

     % Change                                 % Change
    Fav(Unfav)            1998 (a)           Fav(Unfav)
-------------------- ------------------- -------------------

     4.4%               $    761.4            (1.4%)
     1.7%                    784.8             1.9%
-------------------- ------------------- -------------------
     3.0%            $     1,546.2             0.3%
==================== =================== ===================

     5.9%            $       107.5            15.6%
    (9.7%)                    78.1            35.5%
    23.1%                    (53.8)            3.3%
                     -------------------
--------------------                     -------------------
     5.0%                    131.8            35.1%
-------------------- ------------------- -------------------
       NM                   (340.1)             NM
   (74.5%)                   (19.8)           18.7%
   131.0%                      4.9           (14.3%)
-------------------- ------------------- -------------------

       NM                   (223.2)             NM
       NM                     28.5              NM
-------------------- ------------------- -------------------
       NM            $      (194.7)             NM
==================== =================== ===================
==================== =================== ===================



       0.2pts                  8.5%            3.0pts

       2.8%          $       223.9            19.4%
      --                      14.5%             2.7 pts
==================== =================== ===================

NM = Not meaningful       a = Net sales amounts presented herein reflect a
                              reclassification of freight costs and sales commissions (previously shown as a reduction of sales)

MATTERS AFFECTING COMPARISON

Several major factors affect the comparison of earnings from continuing operations between 2000 and 1999. The factors affecting core operations include sales generated from six acquisitions, continued contribution from Grace's productivity initiatives, including Six Sigma, softening of the construction market, continued strength of the U.S. dollar, and increased energy costs, including natural gas and petroleum - based raw materials.

The primary factor affecting noncore activities has been the increasingly difficult asbestos litigation environment, which led to an adjustment in the fourth quarter of 2000 of $208.0 million after insurance. In 2000, Grace experienced an 81% increase in the number of claims filed compared with 1999 and higher settlement and litigation costs.

The effect of each of these factors will be quantified throughout management's discussion and analysis.


NET SALES

The following table identifies the year-over-year increase or decrease in sales attributable to changes in product volumes, product prices and/or mix, and the impact of foreign currency translation.

======================= =======================================================
NET SALES                                  2000 AS A PERCENTAGE
VARIANCE ANALYSIS                     INCREASE (DECREASE) FROM 1999
----------------------- -------------------------------------------------------

                           VOLUME       PRICE/MIX       TRANSLATION       TOTAL
                        ------------- --------------- ----------------- -------

Davison Chemicals......     5.2%           4.4%            (5.2%)         4.4%
Performance Chemicals .
                            3.8%           0.4%            (2.5%)         1.7%
Net sales..............     4.5%           2.3%            (3.8%)         3.0%
----------------------- ------------- --------------- ----------------- -------
By Region:
  North America........     3.2%           2.2%            --             5.4%
  Europe...............     3.1%           2.7%           (12.5%)        (6.7%)
  Latin America........    26.8%           2.9%            (2.8%)        26.9%
  Asia Pacific.........     3.5%           2.2%            (0.5%)         5.2%

======================= =======================================================
                                           1999 AS A PERCENTAGE
                                      INCREASE (DECREASE) FROM 1998
----------------------- -------------------------------------------------------

Davison Chemicals......     0.6%          (0.7%)           (1.3%)        (1.4%)
Performance Chemicals..
                            1.8%           1.6%            (1.5%)         1.9%
Net sales..............     1.2%           0.5%            (1.4%)         0.3%
----------------------- ------------- --------------- ----------------- -------
By Region:
  North America........    (2.6%)          1.1%             0.0%         (1.5%)
  Europe...............     9.3%           0.5%            (4.5%)         5.3%
  Latin America........    (3.8%)          7.9%           (12.5%)        (8.4%)
  Asia Pacific.........     1.3%          (5.6%)            4.3%         (0.0%)

======================= ============= =============== ================= =======

In both 2000 and 1999, volume and foreign currency translation were the primary factors affecting the change in net sales, as the impact of price changes and product mix was modest. In 2000, Latin America experienced the most significant volume increase, attributable to an acquisition in Chile and unusually unfavorable order patterns in 1999. The 2000 net sales reported for Grace's international operations, particularly in Europe, were significantly impacted by the translation of weakened currencies in relation to the U. S. dollar.

In 2000, each segment experienced volume growth, with the silica products and construction chemicals groups experiencing significant volume increases of 6.3% and 6.2%, respectively, primarily attributable to acquisitions. Refining catalysts also experienced strong volume growth of 6.4% in 2000.

In 1999, all product groups, except for refining catalysts and container sealants, experienced volume growth. A downturn in demand for refining catalysts in North America and softness of the Latin American market for container sealants were the primary causes for declines. The most significant volume increases were experienced in silica products (5.3%) in all regions except North America, and in construction chemicals (6.5%) in all regions, with Asia Pacific experiencing the highest growth rate.

PRE-TAX INCOME FROM CORE OPERATIONS

Pre-tax income from core operations was $187.1 million for the year ended December 31, 2000, compared to $178.1 million for the year ended December 31, 1999, an increase of 5.0%. This increase was primarily attributable to a $12.0 million, or 23.1%, reduction in corporate operating costs as Grace realized savings resulting from the move of its corporate headquarters from Boca Raton, Florida to Columbia, Maryland.

Operating income of Davison Chemicals for 2000 was $131.6 million, up 5.9% versus 1999, as Six Sigma and other productivity initiatives offset rising natural gas prices. Davison's operating margin of 16.8% was relatively flat compared to the prior year. Operating income of Performance Chemicals for 2000 was $95.5 million, down 9.7% from 1999, with an operating margin of 12.2%, down
1.5 percentage points from 1999. These unfavorable results were attributable to both decreased sales resulting from a softening of the worldwide construction market and increased raw material and transportation costs.

During 2000, Grace continued to focus on productivity improvement, which produced a 3.3% reduction in unit costs on a constant dollar basis. The following table provides the productivity index for each business segment and Grace's core operations in total. The index is calculated using 1998 as the base year and carving out selling price changes, currency movement and cost inflation in every year since the base year. The resulting change in cost per dollar of sales is Grace's productivity measure. Changes in product volume and mix remain in the productivity equation.

================================= ================= =============== ===========
                                        2000             1999          % Change

PRODUCTIVITY INDEX
--------------------------------- ----------------- --------------- -----------

COST PER $ OF SALES ON A
  CONSTANT $ BASIS WITH 1998 AS
  BASE YEAR:
Davison Chemicals ..........      $       0.794     $      0.828           4.1%
Performance Chemicals.......              0.829            0.859           3.5%
Corporate operating cost....
                                          0.024            0.034          29.4%
--------------------------------- ----------------- --------------- -----------

Total core operations.......      $       0.848     $      0.877           3.3%
================================= ================= =============== ===========

Grace is targeting pre-tax income from core operations in 2001 to improve by approximately 5% to 10% over 2000. The Davison Chemicals business is expected to continue to be adversely affected by high natural gas and raw material costs and the Performance Chemicals business is likely to be affected by continued softness of construction activity and increasing petroleum-based costs. A large factor in profit improvement will be the continued success of Grace's productivity initiatives, including Six Sigma projects.

PRE-TAX  (LOSS) INCOME FROM NONCORE ACTIVITIES

The net loss from noncore activities totaled $188.4 million for 2000 compared to net income from noncore activities of $37.2 million for 1999. The 2000 results included a net asbestos charge (after expected insurance recovery) of $208.0 million. This charge was necessary to account for adverse developments in the latter part of 2000 (see "Subsequent Event - Voluntary Bankruptcy
Filing" above). The 2000 net loss also includes $15.0 million of accruals for legal and environmental matters related to the Company's former operations in Libby, Montana and legal fees related to certain tax matters. Income in 1999 included an $18.5 million gain from the settlement of notes received as partial consideration when Grace sold its printing products business in 1994; a $4.8 million gain from sales of noncore real estate; and a $4.4 million gain from the sale of a corporate aircraft. The remainder of the year-over-year change after adjusting for these unusual items in 2000 and 1999 consists of increased income generated on the Company's pension assets ($24.3 million in 2000 compared to $12.7 million in 1999) and increased revenue from sales of marketable securities ($19.0 million in 2000 compared to $9.3 million in 1999). The net loss from noncore activities of $340.1 million in 1998 was primarily due to an adjustment in the fourth quarter of $376.1 million (net of insurance recovery) for asbestos-related litigation offset by insurance recovery of $38.2 million related to environmental remediation.

INTEREST AND INCOME TAXES

Net interest expense for 2000 was $18.4 million, an increase of 54.6% from net interest expense of $11.9 million in 1999. This increase was attributable to increased average borrowings under the Company's revolving credit facilities during 2000 to fund acquisitions, capital expenditures and noncore obligations. Net interest expense decreased 20.1% in 1999 over 1998 net interest expense of $14.9 million.

The Company's benefit from income taxes at the federal corporate rate of 35% was $6.9 million for the year ended December 31, 2000. However, the Company recorded an accrual of $75.0 million in the fourth quarter of 2000 to account for potential additional taxes and interest relating to the tax deductibility of interest on the COLI policy loans. This accrual resulted from the fact that subsequent to year-end, a U. S. District Court ruling denied interest deductions related to interest on COLI policy loans of a taxpayer in a similar situation as Grace. The 2001 effective tax rate will also be significantly impacted by the interest relating to the tax deductibility of interest on the COLI policy loans as well as the non-deductible fees related to the Filing.

In 2000, Grace paid $21.2 million of tax and interest related to deductions claimed in 1990 through 1992. Subsequent to 1992, Grace deducted approximately $163.2 million of interest attributable to COLI policy loans. Grace filed a claim for refund of the amount paid to date however, Grace could be required to make additional payments to the IRS, beginning in late 2002, while the issue is being contested.

The Company's provision for income taxes at the federal corporate rate was $71.2 million for the year ended December 31, 1999. The primary difference between this amount and the provision for income taxes at the effective rate of $73.2 million were state and local income taxes.

DAVISON CHEMICALS

================================= ================= ============== =============
                                                                       % Change
                                        2000            1999          Fav(Unfav)
NET SALES
--------------------------------- ----------------- -------------- -------------

Refining catalysts .........        $   445.7        $   424.9            4.9%
Chemical catalysts..........            117.0            113.3            3.3%
Silica products.............            221.2            212.9            3.9%
--------------------------------- ----------------- -------------- -------------
TOTAL DAVISON CHEMICALS.....
                                    $   783.9        $   751.1            4.4%
================================= ================= ============== =============

================================= ================= ============== =============
                                                                       % Change
                                        1999            1998          Fav(Unfav)

--------------------------------- ----------------- -------------- -------------

Refining catalysts .........        $   424.9        $   444.0           (4.3%)
Chemical catalysts..........            113.3            106.3            6.6%
Silica products.............            212.9            211.1            0.8%
--------------------------------- ----------------- -------------- -------------
TOTAL DAVISON CHEMICALS.....
                                    $   751.1        $   761.4           (1.4%)
================================= ================= ============== =============

Recent Acquisitions

On January 31, 2000 Grace acquired Crosfield Group's hydroprocessing catalyst business from Imperial Chemical Industries PLC ("ICI"). This business had approximately $14 million of sales for 2000. In June 2000, Grace acquired the Ludox colloidal silica business from the DuPont Company, sales from which accounted for approximately $13 million in silica products for the year 2000. These acquisitions have been accounted for as a purchase business combination, and accordingly, the results of operations of the acquired businesses have been included in the consolidated statement of operations from the date of their respective acquisitions.

Sales

Davison Chemicals is a leading global supplier of catalysts and silica products. Refining catalysts, which represented approximately 28% of 2000 and 1999 total Grace sales (29% - 1998), include fluid cracking catalysts (FCC) used by petroleum refiners to convert distilled crude oil into transportation fuels and other petroleum-based products, hydroprocessing catalysts which upgrade heavy oils and remove certain impurities, and chemical additives for treatment of feedstock impurities. Chemical catalysts, which represented 7% of 2000, 1999 and 1998 total Grace sales, include polyolefin catalysts, which are essential components in the manufacturing of polyethylene resins used in products such as plastic film, high-performance plastic pipe and plastic household containers. Silica products, which represented 14% of 2000, 1999 and 1998 total Grace sales, are used in a wide variety of industrial and consumer applications such as coatings, food processing, plastics, adsorbents and personal care products.

In 2000, refining catalyst sales were $445.7 million, an increase of 4.9% over 1999. Excluding the ICI acquisition discussed above, refining catalysts sales for the year 2000 were $431.7 million, or a 1.6% increase over 1999. This increase is a result of volume gains in Latin America, Asia Pacific and Europe partially offset by volume declines in North America. Excluding the negative impact of currency translation, 2000 sales were up 9.6%.

Chemical catalyst sales increased 3.3% to $117.0 million in 2000, as growth in automotive washcoat materials was partially offset by softer demand for polyolefin catalysts, as producers reduced polymer inventory. Production rates were revised sharply downward in the fourth quarter of 2000 and are expected to rebound in the second half of 2001.

Silica products sales in 2000 were up 3.9% to $221.2 million compared to 1999. Excluding the Ludox(R) acquisition discussed above, silica products sales declined 2.1% to $208.4 million, as volume gains in coatings and adsorbents were offset by negative currency translation. Excluding the negative impact of currency translation, 2000 sales were up 11.2%. This negative translation effect was primarily due to the fact that a significant portion (45.1% of sales) of this business is based in Europe, where currencies weakened in relation to the U. S. dollar during 2000.

In 1999, refining catalyst sales decreased 4.3% compared to 1998, as an overall reduction in global demand resulted in volume declines in North America and Asia Pacific, which were only partially offset by volume gains in Europe. Chemical catalyst sales increased 6.6% largely due to volume growth in North America and Europe. Silica products sales were up 0.8% in 1999 versus 1998, with all regions showing favorable volume comparisons, except for North America. The decline in North America was a result of competitive pressures in molecular sieve applications.

Operating Earnings

Pre-tax operating income of $131.6 million produced a 5.9% increase over 1999. The improvement in operating income was primarily attributable to cost savings generated from Six Sigma (approximately $20 million) which served to fully offset increased energy costs and the negative impact of foreign currency translation. Operating margins improved 0.3 percentage points to 16.8%.

Pre-tax operating income of $124.3 million in 1999 improved 15.6% over $107.5 million in 1998. Despite lower sales, operating margins improved 2.4 percentage points to 16.5%, due to manufacturing efficiencies derived from Grace's productivity improvement program.

PERFORMANCE CHEMICALS

================================= ================= ============== =============
                                                                       % Change
                                        2000            1999          Fav(Unfav)
NET SALES
--------------------------------- ----------------- -------------- -------------

Construction chemicals .....      $     348.7       $    334.3            4.3%
Building materials..........            228.0            224.3            1.6%
Container products..........            236.8            241.2           (1.8%)
--------------------------------- ----------------- -------------- -------------
TOTAL PERFORMANCE CHEMICALS.
                                    $   813.5        $   799.8            1.7%
================================= ================= ============== =============

================================= ================= ============== =============
                                                                       % Change
                                        1999            1998          Fav(Unfav)

--------------------------------- ----------------- -------------- -------------

Construction chemicals .....      $     334.3       $    316.0            5.8%
Building materials..........            224.3            219.8            2.0%
Container products..........            241.2            249.0           (3.1%)
--------------------------------- ----------------- -------------- -------------
TOTAL PERFORMANCE CHEMICALS.
                                    $   799.8        $   784.8            1.9%
================================= ================= ============== =============

Recent Acquisitions

In December 1999 Grace acquired Sociedad Petreos S.A.'s "Polchem" concrete admixture and construction chemicals business from Cemento Polpaico S.A. Chile, an affiliate of Holderbank of Switzerland. For 2000, this business had sales of approximately $6 million. In March 2000, Grace acquired International Protective Coatings Corp. (IPC) which contributed sales of approximately $5 million for the year 2000. In July 2000, Grace acquired the Hampshire Polymers business from the Dow Chemical Company. This business had sales of approximately $12 million for 2000. These acquisitions have been accounted for as a purchase business combination, and accordingly, the results of operations of the acquired businesses have been included in the consolidated statement of operations from the date of their respective acquisitions.


Sales

Performance Chemicals was formed in 1999 by combining the previously separate business segments of Grace Construction Products and Darex Container Products. These businesses were consolidated under one management team to capitalize on infrastructure synergies from co-location of headquarters and production facilities around the world. The major product groups of this business segment include specialty construction chemicals and specialty building materials used primarily by the nonresidential construction industry; and container sealants and coatings for food and beverage packaging, and other related products. Construction chemicals, which represented 22% of 2000 and 1999 total Grace sales

(20% in 1998) add strength, control corrosion, and enhance the handling and application of concrete. Building materials, which represented 14% of 2000, 1999 and 1998 total Grace sales, prevent water damage to structures and protect structural steel against collapse due to fire. Container products, which represented 15% of 2000 total Grace sales (16% in 1999 and 1998), seal beverage and food cans, and glass and plastic bottles, and protect metal packaging from corrosion and the contents from the influences of metal.

Net sales of Performance Chemicals products increased 1.7% in 2000 compared to 1999 despite the effect of currency weakness in Europe and Latin America compared to the U.S. dollar, which adversely impacted sales by $18.9 million for 2000. Excluding the impact of this currency translation, sales increased 4.2%.

In 2000, sales of construction chemicals were $348.7 million, an increase of 4.3% over 1999. Excluding the "Polchem" acquisition discussed above, 2000 sales for construction chemicals were approximately $343 million. The increase was driven by penetration of high-performance products in all three product areas, especially durable concrete and value added water reducers programs. However, the softening construction market served to partially offset gains contributed by these products. The construction market is not expected to gain strength during 2001;therefore, minimal sales growth is expected in this product line.

Sales of building materials increased 1.6% to $228.0 million in 2000 compared to 1999. This growth was attributable to new product sales in fire protection and volume gains in roofing underlayments. Currency translation in Europe and weak construction activity in the United Kingdom partially offset these gains.

Sales of container products declined 1.8% in 2000. The acquisition of Hampshire Polymers drove increases in the second half of the year of $12.0 million, or 5.0% over 1999, while volume gains in can sealing and coatings were more than offset by unfavorable foreign exchange in 2000.

In 1999, Performance Chemicals sales increased 1.9% compared to 1998, as sales increases in construction chemicals and building materials were partially offset by a sales decrease in container products. Sales of construction chemicals were up 5.8% in 1999, driven by volume growth worldwide and favorable price/mix in all regions except Asia Pacific. Sales of building materials were up 2.0% in 1999, reflecting increases in North American volumes and price/mix. Container products sales decreased 3.1% in 1999 versus 1998. Unfavorable economic conditions in Latin America and worldwide customer consolidations in can sealants, offset by favorable price/mix in Europe and Latin America, all contributed to the sales decline. Currency translation had a 4.0% negative impact on results year-over-year.

Operating Earnings

Pre-tax operating income decreased 9.7%, from $105.8 million in 1999 to $95.5 million in 2000. This decrease in pre-tax operating income was caused by increased transportation costs in construction chemicals and higher petroleum-based raw materials costs in both building materials and container products, offset by productivity efficiencies realized through Six Sigma initiatives.

Pre-tax operating income of $105.8 million in 1999 was up 35.5% compared to pre-tax operating income of $78.1 million in 1998 (which included a $10.3 million restructuring charge taken to cover headcount reduction and a worldwide site rationalization). Excluding the restructuring charge, the increase was 19.7%. This increase was driven by a $20.0 million improvement in margin, reflecting sales increases, value-added product penetration and substitution and manufacturing cost reductions. An increase in operating expenses due to the consolidation of a Japanese joint venture was offset by continued productivity initiatives, principally restructuring and consolidation of infrastructure, resulting in reduced operating, selling and research and development expenses.


DISCONTINUED OPERATIONS
------------------------------------------------------------------------------

PACKAGING BUSINESS

As discussed in Notes 1 and 4 to the Consolidated Financial Statements, the Spin-off and Merger were completed on March 31, 1998. The 1998 loss from discontinued operations includes $32.6 million ($28.3 million after tax) of costs related to the Packaging Business transaction and $8.4 million ($5.5 million after-tax) for a related pension plan curtailment loss.

CROSS COUNTRY STAFFING

In July 1999, the Company completed the sale of substantially all of its interest in Cross Country Staffing (CCS), a provider of temporary nursing and other healthcare services, for total cash proceeds of $184.6 million. The Company's investment in CCS had been accounted for under the equity method. The sale resulted in a net pre-tax gain of $76.3 million ($32.1 million after tax), including the cost of the Company's purchase of interests held by third parties in CCS and the amount payable under CCS's phantom equity plan. Certain contingent liabilities, primarily related to tax matters of CCS, have been retained by the Company.

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

In 2000, Grace recorded net charges of $6.2 million ($4.1 million after tax) relating to such obligations; a similar charge of $25.7 million ($16.7 million after tax) was recorded in 1999. Grace is unable to predict whether or to what extent similar charges will have to be recorded in 2001.


FINANCIAL CONDITION
-------------------------------------------------------------------------------

The charts below are intended to enhance the readers' understanding of Grace's overall financial position by separately showing assets, liabilities and cash flows related to core operations from those related to noncore activities. The Company's financial strategy is to maximize returns and cash flows from core operations to fund business growth and to provide resources to satisfy noncore obligations. The Company's management structure and activities are tailored to the separate focus and accountability of core operations and noncore activities.


============================================ ================ ===============
CORE OPERATIONS
(Dollars in millions)                             2000             1999
-------------------------------------------- ---------------- ---------------

BOOK VALUE OF INVESTED CAPITAL
Receivables .............................          $187.4        $   181.9
Inventory ...............................           144.2            128.2
Properties and equipment, net ...........           596.2            611.2
Intangible assets and other..............           437.8            345.9

                                             ---------------- ---------------
ASSETS SUPPORTING CORE OPERATIONS........         1,365.6          1,267.2
Accounts payable and accruals............          (329.9)          (358.1)

                                             ---------------- ---------------
CAPITAL INVESTED IN CORE OPERATIONS......        $1,035.7           $909.1
After-tax return on avg invested capital             12.0%            12.5%
                                             ================ ===============
CASH FLOWS:
Pre-tax operating income ................          $187.1           $178.1
Depreciation and amortization ...........            87.8             89.2
                                             ---------------- ---------------
PRE-TAX EARNINGS BEFORE DEPREC./AMORT. ..
                                                    274.9            267.3
Capital expenditures ....................           (62.1)           (82.5)
Businesses acquired .....................           (52.6)            (9.4)
Other changes ...........................          (123.6)           (20.6)
                                             ---------------- ---------------
NET CASH FLOW FROM CORE OPERATIONS.......           $36.6           $154.8
============================================ ================ ===============

The Company has a net asset position supporting its core operations of $1,035.7 million at December 31, 2000 compared to $909.1 million at December 31, 1999 (including the cumulative translation account reflected in Shareholders' Equity of $140.2 million for 2000 and $106.1 million for 1999). The change in the net asset position is primarily due to investments in acquired businesses and pension credits relating to a strong return on pension assets in 1999. After-tax return on capital invested in core operations decreased by 0.5 percentage points in 2000, reflecting the 5% increase in core operating earnings year-over-year coupled with higher overall invested capital. Cash flows from core operations decreased primarily due to new businesses acquired.

================================================= =============== ==============
NONCORE ACTIVITIES                                                 (Restated)
(Dollars in millions)                                  2000           1999
------------------------------------------------- --------------- --------------

BOOK VALUE OF ASSETS AVAILABLE TO FUND NONCORE
   OBLIGATIONS:
Cash and other financial assets ...............   $      327.2    $      345.8
Properties and investments ....................            8.2             8.8
Asbestos-related insurance receivable .........          372.0           371.4
Tax assets, net................................          295.7           318.3

------------------------------------------------- --------------- --------------
ASSETS AVAILABLE TO FUND NONCORE OBLIGATIONS           1,003.1         1,044.3
------------------------------------------------- --------------- --------------
Noncore liabilities:
Asbestos-related liabilities...................       (1,105.9)       (1,084.0)
Environmental remediation......................         (174.9)         (215.5)
Postretirement benefits........................         (189.1)         (201.4)
Retained obligations and other.................          (78.1)          (99.1)
------------------------------------------------- --------------- --------------
TOTAL NONCORE LIABILITIES......................       (1,548.0)       (1,600.0)
------------------------------------------------- --------------- --------------
NET NONCORE LIABILITY..........................   $     (544.9)   $     (555.7)
================================================= =============== ==============
CASH FLOWS:
Pre-tax (loss) income from noncore activities..
                                                  $     (188.4)   $       37.2
Provision for asbestos-related litigation,
net of insurance recovery......................          208.0            --
Proceeds from noncore asset sales .............            9.6           171.1
Other changes..................................           (8.7)           15.0
Cash spending for:
   Asbestos-related litigation, net of insurance
      recovery.................................         (196.2)          (42.8)
   Environmental remediation...................          (47.2)          (25.0)
   Postretirement benefits.....................          (23.0)          (19.6)
   Retained obligations and other..............          (17.3)          (71.7)
------------------------------------------------- --------------- --------------
NET CASH FLOW FROM NONCORE ACTIVITIES .........   $     (263.2)   $       64.2
================================================= =============== ==============

The Company has a number of financial exposures originating from past businesses, products and events, the largest of which is asbestos-related liabilities (discussed below and in detail in Notes 1 and 3 to the Consolidated Financial Statements). These obligations arose from transactions and/or business practices that date back to when Grace was a much larger company, when it produced products or operated businesses that are no longer part of its revenue base, and when government regulations and scientific knowledge were much less advanced than today. Grace's current core operations, together with other available assets, are being managed to generate sufficient cash flow to fund these obligations over time.

The table above displays the 2000 and 1999 book value of Grace's noncore liabilities and the assets available to fund such liabilities. The Filing could materially change the amounts reported in the table above, which does not give any adjustments to the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. Each noncore liability has different characteristics, risks and expected liquidation profile. Taken together, these liabilities represent $1,548.0 million of Grace's total liabilities as reflected on its balance sheet at December 31, 2000. Assets available to fund noncore liabilities consist of cash and cash equivalents, net cash value of life insurance where Grace is the beneficiary, property and investments not used in core operations, insurance coverage for asbestos-related litigation and net tax assets related to noncore liabilities. These assets, in the aggregate, totaled $1,003.1 million at December 31, 2000.

ASBESTOS-RELATED MATTERS

Grace is a defendant in lawsuits relating to previously sold asbestos-containing products. In 2000, Grace paid $196.2 million for the defense and disposition of asbestos-related property damage and bodily injury litigation, net of amounts received under settlements with insurance carriers, compared to net expenditures in 1999 of $42.8 million. At December 31, 2000, Grace's balance sheet reflects a gross liability of $1,105.9 million and a liability net of insurance recovery of $733.9 million, which represents management's estimate as of the balance sheet date (in conformity with generally accepted accounting principles) of the undiscounted net cash outflows in satisfaction of Grace's current and expected asbestos-related claims.

The Consolidated Balance Sheet at December 31, 2000 includes total amounts due from insurance carriers of $372.0 million pursuant to settlement agreements with insurance carriers and net deferred tax assets of $264.0 million related to future net tax deductions for asbestos-related matters. The recovery of amounts due from insurance carriers is consistent with the timing of payment of an asbestos claim. Recovery of the tax benefits, however, is dependent on other factors such as profitability of the Company's U. S. subsidiaries and, given the Company's current net operating loss carryforward position, such benefits are unlikely to be utilized for the foreseeable future.

In the fourth quarter of 2000, Grace recorded a charge of $208.0 million (net of expected insurance recovery) to account for several adverse developments in its asbestos-related litigation, including: a significant increase in bodily injury claims; higher than expected costs to resolve certain property damage and bodily injury claims; and defense costs related to new class-action lawsuits alleging damages from a former attic insulation product not previously subject to property damage litigation. In addition, over the past year, five codefendant companies in asbestos bodily injury litigation have petitioned for bankruptcy court protection, contributing to the risk that Grace will be subject to more claims than previously projected, with higher settlement demands.

See Notes 1 and 3 to the Consolidated Financial Statements for further information concerning asbestos-related lawsuits and claims.

ENVIRONMENTAL MATTERS

Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Expenses of continuing operations related to the operation and maintenance of environmental facilities and the disposal of hazardous and nonhazardous wastes totaled $26.4 million in 2000, $31.1 million in 1999 and $38.2 million in 1998. Such costs are estimated to be between $25 and $30 million in each of 2001 and 2002. In addition, capital expenditures for continuing operations relating to environmental protection totaled $4.0 million in 2000, $5.7 million in 1999 and $6.3 million in 1998. Capital expenditures to comply with environmental initiatives in future years are estimated to be between $5 million and $7 million in each of 2001 and 2002. Grace also has incurred costs to remediate environmentally impaired sites. These costs were $47.2 million in 2000, $25.0 million in 1999 and $36.9 million in 1998. These amounts have been charged against previously established reserves. At December 31, 2000, Grace's liability for environmental investigatory and remediation costs related to continuing and discontinued operations totaled $174.9 million, as compared to $215.5 million at December 31, 1999. Future pre-tax cash outlays for remediation costs are expected to average between $25 and $40 million over the next few years.

POSTRETIREMENT BENEFITS

Grace provides certain postretirement health care and life insurance benefits for retired employees, a large majority of which pertain to retirees of previously divested businesses. These plans are unfunded, and Grace pays the costs of benefits under these plans as they are incurred.

An amendment, effective January 1, 2001, to the structure of the retiree-paid premiums for postretirement medical benefits requires all retirees and beneficiaries covered by the postretirement medical plan to contribute a minimum of 20% of the calculated premium for that coverage.

RETAINED OBLIGATIONS OF DIVESTED BUSINESSES

The principal retained obligations of divested businesses relate to contractual indemnification and to contingent liabilities not passed on to the new owner. At December 31, 2000, Grace had recorded $78.1 million to satisfy such obligations. Of this total, $10.9 million is expected to be paid over periods ranging from 2 to 10 years. The remainder represents estimates of probable cost to satisfy specific contingencies expected to be resolved over the next few years.


-------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------------------------------------------------------

LIQUIDITY POSITION

Borrowing capacity, which existed at December 31, 2000, is no longer available and the outstanding balance on the bank borrowings as of December 31, 2000 of $400.0 million is callable, however it has been stayed as a result of the Filing. Similarly, the accounts receivable securitization program has been terminated subsequent to December 31, 2000. However, Grace does have access to a DIP facility with Bank of America, N.A. in the aggregate amount of $250 million. In addition, Grace has cash and cash equivalents of $191.9 million and cash value of life insurance (net) of $104.3 million as of December 31, 2000 (cash and cash equivalents of $123.3 million and cash value of life insurance (net) of $64.1 million at March 31, 2001). Management believes that the DIP facility and the existing liquid assets will be sufficient to meet the operating needs of Grace over the next year.

CASH FLOW

Grace's net cash flow from core operations was $36.6 million in 2000 compared to $154.8 million in 1999. The decrease of $118.2 million during 2000 was principally the result of cash paid for businesses acquired and unfavorable working capital movements. The pre-tax cash outflow of noncore activities was $263.2 million in 2000 compared to an inflow of $64.2 million in 1999. The large variance between years was caused by several items. In 1999, Grace realized $225.2 million in proceeds from sales of noncore assets, principally the divestment of Cross Country Staffing. Also, in 2000, asbestos related spending was unfavorable by $153.5 million due to higher settlement costs for both property damage and bodily injury claims. The timing of these expenditures is impacted in part by the Company's legal and cash management strategies. Postretirement benefit payments were consistent with the prior year as these payments are based on comparable year-over-year benefit programs. The payments for retained obligations of divested businesses and other were lower in 2000 and Grace anticipates that this element of noncore activities will continue to decrease, as open issues related to these divested businesses are resolved.

Cash flows used for investing activities in 2000 were $121.8 million, compared to cash provided of $76.7 million in 1999, and cash used of $108.2 million in 1998. Net cash outflows were impacted by businesses acquired in 2000 of $49.0 million and net investment in life insurance policies of $16.3 million, which is detailed below. In 1999, the sale of Cross Country Staffing generated cash of $184.6 million. Proceeds from disposals of assets in 2000 were also lower than 1999, with $11.9 million in 2000 and $40.6 million in 1999. Included in the 1999 amount was the sale of the corporate aircraft for $20.4 million and the sale of certain real properties for a total of $17.1 million.

Total Grace capital expenditures for 2000 and 1999 were $64.8 million and $82.5 million, respectively, substantially all of which was directed toward its business segments. In 1998, Grace made capital expenditures of $100.9 million.

Net cash provided by financing activities in 2000 was $245.1 million as compared to $77.5 million being used in 1999. This principally represents borrowings under credit facilities of $286.6 million, net of repayments, to fund investments in acquired businesses, capital expenditures and no7ncore obligations. In 1999, $95.3 million used to purchase approximately 7 million of the Company's shares as part of the 1998 share repurchase program, was partially offset by proceeds from the exercise of stock options of $26.6 million. Net cash provided by financing activities of $196.6 million in 1998 primarily related to the Packaging Spin-off and Merger described in Notes 1 and
4. In connection with the Packaging Business transaction, Grace received $1,256.6 million in cash, which was used to repay substantially all of its debt. On March 31, 1998, Grace used $600.0 million of the cash transfer to repay bank borrowings. On April 1, 1998, Grace repaid $611.3 million principal amount of Notes pursuant to a tender offer, $3.5 million principal amount of MTNs and $6.0 million of sundry indebtedness. As a result of this early extinguishment of debt, Grace incurred an after-tax charge of $35.3 million for premiums paid in excess of the Notes' principal amounts and other costs related to the purchase of the Notes and MTNs (including the costs of settling related interest rate swap agreements). These costs are presented as an extraordinary item in the Consolidated Statement of Operations.

LIFE INSURANCE

Grace is the beneficiary of life insurance policies on certain current and former employees with benefits in force of approximately $2,286 million and a net cash surrender value of $104.3 million at December 31, 2000, comprised of $452.4 million in policy gross cash value offset by $348.1 million of policy loans. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flows (primarily tax-free) over the next 40-plus years.

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

SHARE ACTIVITY

Grace employees currently receive salaries, incentive bonuses, other benefits, and stock options. Each stock option granted under the Company's stock incentive plan has an exercise price equal to the fair market value of the Company's common stock on the date of grant. In 2000, the Company granted a total of 2,555,000 options with an average exercise price of $13.32.

Poor stock price performance or other factors have diminished the value of the option program to current and prospective employees, which caused the Company to change its long-term incentive compensation program into more of a cash-based program and provide cash incentives to the broad employee base through special bonuses and added company contribution to the savings and investment plan.

In May 2000, the Company's Board of Directors approved a program to repurchase up to 12,000,000 of the Company's outstanding shares in the open market. Through December 31, 2000, the Company had acquired 1,753,600 shares of common stock for $12.2 million under this program (an average price per share of $6.98).


INFLATION
-------------------------------------------------------------------------------

The financial statements are presented on a historical cost basis and do not fully reflect the impact of prior years' inflation. While the US inflation rate has been modest for several years, the Company operates in international areas with both inflation and currency issues. The ability to pass on inflation costs is an uncertainty due to general economic conditions and competitive situations. It is estimated that the cost of replacing Grace's property and equipment today is greater than its historical cost. Accordingly, depreciation expense would be greater if the expense were stated on a current cost basis.


THE EURO
-------------------------------------------------------------------------------

Effective January 1, 1999, eleven of the fifteen member countries of the European Union adopted one common currency known as the euro. Grace has operations in 9 of the 11 countries which have adopted the euro and is well positioned to comply with the legislation applicable to its introduction. Grace anticipates that the euro conversion will not have a material adverse impact on its financial condition or results of operations.


-------------------------------------------------------------------------------
ACCOUNTING PRONOUNCEMENTS
-------------------------------------------------------------------------------

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Grace adopted FIN 44 in the third quarter of 2000 and there was no material impact on Grace's results or financial position.

In 2000, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces SFAS No. 125 (of the same name). SFAS No. 140 carries over the main provisions of SFAS No. 125 and also covers issues not addressed in SFAS No. 125 concerning transfers and servicing of financial assets. The adoption of SFAS No. 140 did not have a material impact on Grace's financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Grace adopted SAB 101 in the fourth quarter of 2000 and there was no material impact on Grace's results of operations or financial position.

On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities in the consolidated balance sheet with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. At December 31, 2000, the Company did not hold or issue any derivative financial instruments; therefore, the adoption of SFAS No. 133, as amended, on January 1, 2001 did not have a material impact on Grace's financial statements.

FORWARD-LOOKING STATEMENTS
-------------------------------------------------------------------------------

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. In addition to the uncertainties referred to in Management's Discussion and Analysis of Results of Operations and Financial Condition, other uncertainties include the impact of worldwide economic conditions; pricing of both the Company's products and raw materials; customer outages and customer demand; factors resulting from fluctuations in interest rates and foreign currencies; the impact of competitive products and pricing; success of Grace's process improvement initiatives; the impact of tax and legislation and other regulations in the jurisdictions in which the Company operates; and development in and the outcome of the Chapter 11 proceedings discussed above. Also, see "Introduction and Overview - Projections and Other Forward-Looking Information" in Item 1 of Grace's current Annual Report on Form 10-K

                                                                     Schedule II
                       W. R. GRACE & CO. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  (in millions)

                                FOR THE YEAR 2000
===============================================================================
                                     Description
-------------------------------------------------------------------------------
VALUATION AND QUALIFYING ACCOUNTS DEDUCTED FROM ASSETS:
      Allowances for notes and accounts receivable.............................
      Allowances for long-term receivables.....................................
      Valuation allowance for deferred tax assets..............................
RESERVES:
      Reserves for divested businesses.........................................
===============================================================================

                          FOR THE YEAR 1999 (RESTATED)
===============================================================================
                                     Description
-------------------------------------------------------------------------------
VALUATION AND QUALIFYING ACCOUNTS DEDUCTED FROM ASSETS:
      Allowances for notes and accounts receivable.............................
      Allowances for long-term receivables.....................................
      Valuation allowance for deferred tax assets..............................
RESERVES:
      Reserves for divested businesses.........................................
===============================================================================

                          FOR THE YEAR 1998 (RESTATED)
===============================================================================
                                     Description
-------------------------------------------------------------------------------
VALUATION AND QUALIFYING ACCOUNTS DEDUCTED FROM ASSETS:
      Allowances for notes and accounts receivable.............................
      Allowances for long-term receivables.....................................
      Valuation allowance for deferred tax assets..............................
RESERVES:
      Reserves for divested businesses.........................................
===============================================================================



=============================================================================
                           Additions/(deductions)
-----------------------------------------------------------------------------
                        Charged/
   Balance at        (credited) to                             Balance
    beginning          costs and             Other              at end
    of period           expenses             net *            of period

------------------ ------------------- ------------------ -------------------

$       4.1        $        0.3        $      --          $       4.4
        0.8                --                 --                  0.8
      153.2                16.4               --                169.6

$      99.1        $        6.2        $     (27.2)       $      78.1
================== =================== ================== ===================


=============================================================================

                           Additions/(deductions)
-----------------------------------------------------------------------------
                        Charged/
   Balance at        (credited) to                             Balance
    Beginning          costs and             Other              at end
    of period           expenses             net *            of period
------------------ ------------------- ------------------ -------------------

$       5.5        $       (1.4)       $      --          $       4.1
       17.1               (16.3)              --                  0.8
      154.7                (1.5)              --                153.2

$      76.4        $       59.8        $     (37.1)       $      99.1
================== =================== ================== ===================


=============================================================================

                           Additions/(deductions)
-----------------------------------------------------------------------------
                        Charged/
   Balance at        (credited) to                             Balance
    Beginning          costs and             Other              at end
    of period           expenses             net *            of period
------------------ ------------------- ------------------ -------------------

$       4.6        $        2.8        $      (1.9)       $       5.5
       16.1                 0.2                0.8               17.1
      138.2                16.5               --                154.7

$     123.5        $      (44.6)       $      (2.5)       $      76.4
================== =================== ================== ===================

* Consists of additions and deductions applicable to businesses acquired, disposals of businesses, bad debt write-offs, foreign currency translation, reclassifications (including the deconsolidation of amounts relating to discontinued operations), cash payments for previously established reserves for divested business and miscellaneous other adjustments.

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

============================================================================= ===================

                                                                              -------------------

                                                                                  2000 (H)
----------------------------------------------------------------------------- ------------------
Net (loss) income from continuing operations............................      $        (89.7)
Add (deduct):
Provision for (benefit from) income taxes...............................                70.0

Equity in unremitted (earnings) losses of less than 50%-owned companies.
                                                                                        (0.5)

Interest expense and related financing costs, including amortization of
capitalized interest....................................................                30.6

Estimated amount of rental expense deemed to represent the interest factor
                                                                                         2.9
                                                                              ------------------

Income (loss) as adjusted...............................................      $         13.3
                                                                              ==================

Combined fixed charges and preferred stock dividends:
Interest expense and related financing costs, including capitalized interest
                                                                              $         29.1

Estimated amount of rental expense deemed to represent the interest factor
                                                                                         2.9
                                                                              ------------------

Fixed charges...........................................................                32.0

Preferred stock dividend requirements (b)...............................                --
                                                                              ------------------

Combined fixed charges and preferred stock dividends....................
                                                                              $         32.0
                                                                              ==================

Ratio of earnings to fixed charges......................................               (g)
                                                                              ==================

Ratio of earnings to combined fixed charges and preferred stock dividends
                                                                                       (g)
============================================================================= ==================

=======================================================================
            Years Ended December 31, (c)
-----------------------------------------------------------------------
                     (Restated)
      1999            1998 (d)          1997 (e)          1996 (f)
----------------- ----------------- ----------------- -----------------
$        130.2    $       (194.7)   $        85.9     $        112.9

          73.2             (28.5)            51.5               70.4


          (0.2)             (1.2)            (1.0)              (0.4)


          18.8              37.5             89.6              169.8


           5.2               5.2              6.9                8.4
----------------- ----------------- ----------------- -----------------

$        227.2    $       (181.7)   $       232.9     $        361.1
================= ================= ================= =================



$         17.0    $         37.4    $        94.4     $        186.1


           5.2               5.2              6.9                8.4
----------------- ----------------- ----------------- -----------------

          22.2              42.6            101.3              194.5

          --                --               --                  0.6
----------------- ----------------- ----------------- -----------------


$         22.2    $         42.6    $       101.3     $        195.1
================= ================= ================= =================

          10.23            (g)                2.30               1.86
================= ================= ================= =================


          10.23            (g)                2.30               1.85
================= ================= ================= =================


(a)  Grace's preferred stocks were retired in 1996.

(b) For each period with an income tax provision, the preferred stock dividend requirements have been increased to an amount representing the pre-tax earnings required to cover such requirements based on Grace's effective tax rate.

(c)  Certain amounts have been restated to conform to the 2000 presentation.

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

(g) As a result of the losses incurred for the years ended December 31, 2000 and 1998, Grace was unable to fully cover the indicated fixed charges.

(h) Includes a pre-tax provision of $208.0 million for asbestos-related liabilities and insurance coverage. The provision for income taxes includes a $75.0 million charge for tax and interest relating to tax deductibility of interest on corporate-owned life insurance policy loans.