Form 10-Q
period 2001-03-31
W R GRACE & CO
filed 2001-05-15
CIK 1045309

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-13953


                                W. R. GRACE & CO.

           Delaware                                          65-0773649
----------------------------------                    -------------------------
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

             Yes [X]                              No [ ]

65,456,505 shares of Common Stock, $.01 par value, were outstanding at March 31, 2001.

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

                                                                                         Page No.
                                                                                         --------
PART I.    FINANCIAL INFORMATION
Item 1.       Financial Statements

              Report of Independent Accountants                                            I - 1

              Consolidated Statement of Operations                                         I - 2

              Consolidated Statement of Cash Flows                                         I - 3

              Consolidated Balance Sheet                                                   I - 4

              Consolidated Statement of Shareholders' Equity (Deficit)                     I - 5

              Consolidated Statement of Comprehensive Income (Loss)                        I - 5

              Notes to Consolidated Financial Statements                              I - 6 to I - 14

Item 2.       Management's Discussion and Analysis of Results of Operations and
              Financial Condition                                                     I - 15 to I - 22

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                   I - 23


PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings                                                           II - 1

Item 3.       Defaults under Senior Securities                                            II - 1

Item 6.       Exhibits and Reports on Form 8-K                                            II - 1

As used in this Report, the term "Grace" or "the Company" refers to W. R. Grace & Co. (a Delaware corporation) and, in certain cases, one or more of its subsidiaries and/or their respective predecessors.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of
Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of March 31, 2001, and the related consolidated statements of operations, of cash flows, of shareholders' equity (deficit) and of comprehensive income (loss) for each of the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

The accompanying consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated interim financial statements, on April 2, 2001, the Company and substantially all of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code, which raises substantial doubt about the Company's ability to continue as a going concern in its present form. Management's intentions with respect to this matter are also described in Note 1. The accompanying consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, of cash flows, of shareholders' equity (deficit) and of comprehensive income (loss) for the year then ended (not presented herein). Our report, which was modified as to a matter raising substantial doubt about the Company's ability to continue as a going concern, was dated January 29, 2001, except for "Subsequent Event - Voluntary Bankruptcy Filing" of Note 1 and the second paragraph under "Income Taxes" of Note 15, as to which the date was April 2, 2001. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Baltimore, Maryland
May 15, 2001

======================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                            THREE MONTHS ENDED
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)                                                  MARCH 31,
======================================================================================================================
Amounts in millions, except per share amounts                                               2001              2000
                                                                                      --------------------------------
Net sales..........................................................................     $    395.7        $    384.7
Other income...................................................................               18.8              10.2
                                                                                      --------------------------------

                                                                                             414.5             394.9
                                                                                      --------------------------------

Cost of goods sold, exclusive of depreciation and amortization shown
    separately below...........................................................              253.0             231.8
Selling, general and administrative expenses...................................               90.7              86.5
Research and development expenses .............................................               10.2              11.3
Depreciation and amortization .................................................               21.9              22.2
Interest expense and related financing costs ..................................                9.0               5.3
Reorganization expenses .......................................................                2.9              --
                                                                                      --------------------------------
                                                                                             387.7             357.1
                                                                                      --------------------------------

Income before income taxes and minority interest...............................               26.8              37.8
Provision for income taxes.....................................................              (11.9)            (13.6)
Minority interest in income of subsidiary......................................               (0.3)             --
                                                                                      --------------------------------

    NET INCOME ................................................................         $     14.6        $     24.2
======================================================================================================================
BASIC EARNINGS PER COMMON SHARE                                                         $     0.22        $      0.35

Average number of basic shares                                                                65.3               68.2

DILUTED EARNINGS PER COMMON SHARE                                                       $     0.22        $      0.35

Average number of diluted shares                                                              65.3               69.4
======================================================================================================================


              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.


======================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                          THREE MONTHS ENDED
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)                                                 MARCH 31,
======================================================================================================================
Dollars in millions                                                                      2001               2000
                                                                                      --------------------------------


OPERATING ACTIVITIES
Income before income taxes and minority interest...................................   $     26.8       $     37.8
Reconciliation to net cash (used for) operating activities:
     Depreciation and amortization ................................................         21.9             22.2
     (Gain) on disposal of assets..................................................         (2.8)            --
     Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency exchange:
           Increase in notes and accounts receivable, net............................      (13.3)            (2.9)
           Increase in inventories ..................................................      (17.9)            (1.0)
           Decrease (increase) in subordinated interest of accounts receivable sold .        1.3             (0.5)
           Decrease in accounts payable .............................................      (22.3)           (13.3)
           Decrease in accrued liabilities ..........................................      (29.7)           (13.5)
           Expenditures for asbestos-related litigation .............................     (103.1)           (38.3)
           Proceeds from asbestos-related insurance .................................       31.7             24.2
           Expenditures for environmental remediation ...............................       (8.4)           (12.4)
           Expenditures for postretirement benefits .................................       (5.6)            (5.1)
           Other ....................................................................      (15.1)            (5.8)
                                                                                      --------------------------------
     NET CASH (USED FOR) OPERATING ACTIVITIES OF CONTINUING OPERATIONS
              BEFORE INCOME TAXES..................................................       (136.5)            (8.6)
Net cash used for retained obligations of discontinued operations..................         (5.2)            (7.0)
                                                                                      --------------------------------
     NET CASH (USED FOR) OPERATING ACTIVITIES BEFORE INCOME TAXES..................       (141.7)           (15.6)
Income taxes paid, net of refunds .................................................         (6.9)           (11.4)
                                                                                      --------------------------------
     NET CASH (USED FOR) OPERATING ACTIVITIES .....................................       (148.6)           (27.0)
                                                                                      --------------------------------
INVESTING ACTIVITIES
Capital expenditures ..............................................................        (11.3)           (12.5)
Businesses acquired in purchase transactions, net of cash acquired ................        (56.5)           (25.0)
Net investment in life insurance policies .........................................         (2.3)           (11.7)
Proceeds from disposals of assets .................................................          3.7              0.4
                                                                                      --------------------------------
     NET CASH (USED FOR) INVESTING ACTIVITIES .....................................        (66.4)           (48.8)
                                                                                      --------------------------------

FINANCING ACTIVITIES
Borrowings under credit facilities, net of repayments .............................         97.1            158.7
Repayment of long-term debt .......................................................         --              (24.7)
Proceeds from loans secured by cash value of life insurance policies, net of
     loan repayments...............................................................         46.6             (0.4)
Exercise of stock options .........................................................         --                1.7
Purchase of treasury stock ........................................................         --              (25.4)
                                                                                      --------------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ....................................        143.7            109.9
                                                                                      --------------------------------

Effect of currency exchange rate changes on cash and cash equivalents .............         (4.8)            (4.0)
                                                                                      --------------------------------
     (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .............................        (76.1)            30.1
Cash and cash equivalents, beginning of period ....................................        191.9            199.8
                                                                                      --------------------------------
Cash and cash equivalents, end of period ..........................................   $    115.8       $    229.9
======================================================================================================================

              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.


============================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                        MARCH 31,       DECEMBER 31,
CONSOLIDATED BALANCE SHEET (UNAUDITED)                                                      2001              2000
============================================================================================================================

Amounts in millions, except par value and shares

ASSETS
CURRENT ASSETS
Cash and cash equivalents ..........................................................   $        115.8    $        191.9
Notes and accounts receivable, net ................................................             207.1             197.2
Inventories .......................................................................             162.7             144.2
Deferred income taxes .............................................................              84.2              98.8
Asbestos-related insurance expected to be realized within one year ................              42.1              83.8
Other current assets...............................................................              60.2              58.0
                                                                                      --------------------------------------
     TOTAL CURRENT ASSETS .........................................................             672.1             773.9

Properties and equipment, net of accumulated depreciation and
     amortization of $942.7 (2000 - $935.4) .......................................             603.4             601.7
Goodwill, less accumulated amortization of $7.0 (2000 - $7.2) .....................              66.0              34.1
Cash value of life insurance policies, net of policy loans.........................              64.1             104.3
Deferred income taxes .............................................................             401.4             388.4
Asbestos-related insurance expected to be realized after one year..................             298.3             288.2
Other assets ......................................................................             403.8             394.3
                                                                                      --------------------------------------
     TOTAL ASSETS .................................................................    $      2,509.1    $      2,584.9
                                                                                      ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Short-term debt ...................................................................    $        518.6    $        421.9
Accounts payable ..................................................................              93.8             117.5
Income taxes payable ..............................................................             125.4             123.1
Asbestos-related liability expected to be satisfied within one year................             120.3             178.4
Other current liabilities .........................................................             213.9             252.0
                                                                                      --------------------------------------
     TOTAL CURRENT LIABILITIES ....................................................           1,072.0           1,092.9

Long-term debt .....................................................................             --                --
Deferred income taxes .............................................................              19.6              20.2
Asbestos-related liability expected to be satisfied after one year ................             882.5             927.5
Other liabilities .................................................................             609.3             615.6
                                                                                      --------------------------------------
     TOTAL LIABILITIES ............................................................           2,583.4           2,656.2
                                                                                      --------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS'  EQUITY (DEFICIT)
Common stock issued, par value $.01; 300,000,000 shares authorized;                               0.8               0.8
     outstanding: 2001 - 65,457,000 shares (2000 - 65,418,000) ....................
Paid in capital ...................................................................             432.6             432.2
Accumulated deficit................................................................            (201.8)           (216.4)
Treasury stock, at cost:  11,443,900 common shares (2001 and 2000)  ...............            (136.4)           (136.4)
Accumulated other comprehensive loss ..............................................            (169.5)           (151.5)
                                                                                      --------------------------------------
     TOTAL SHAREHOLDERS'  EQUITY (DEFICIT) ........................................             (74.3)            (71.3)
                                                                                      --------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY (DEFICIT) ........................    $      2,509.1    $      2,584.9
============================================================================================================================

              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.


=================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS'  EQUITY (DEFICIT) (UNAUDITED)
=================================================================================================================================
                                                                                                                  TOTAL
                                                                                          Accumulated Other     SHAREHOLDERS'
                                        Common Stock and     Accumulated     Treasury      Comprehensive          EQUITY
Dollars in millions                     Paid in Capital      Deficit          Stock            Loss             (DEFICIT)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000...........   $     433.0      $    (216.4)       $   (136.4)  $        (151.5)   $        (71.3)
Net income ..........................          --               14.6              --                --                14.6
Shares issued under stock plans .....           0.4             --                --                --                 0.4
Other comprehensive loss.............          --               --                --               (18.0)            (18.0)
                                        ----------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2001..............   $     433.4      $    (201.8)       $   (136.4)  $        (169.5)   $        (74.3)
================================================================================================================================


================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                                      THREE MONTHS ENDED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)  (UNAUDITED)                                          MARCH 31,
================================================================================================================================
Dollars in millions                                                                                    2001            2000
                                                                                                   ------------------------------
NET INCOME.....................................................................................       $  14.6         $  24.2
                                                                                                   ------------------------------
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments.......................................................         (17.8)          (12.6)
Net unrealized (loss) on investment............................................................          (0.2)           (5.6)
                                                                                                   ------------------------------
Total other comprehensive loss.................................................................         (18.0)          (18.2)
                                                                                                   ------------------------------
COMPREHENSIVE (LOSS) INCOME ...................................................................       $  (3.4)       $    6.0
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

As used in these notes, the term "Grace" or "Company" refers to W. R. Grace & Co. and, in certain cases, one or more of its subsidiaries and/or their respective predecessors.

SUBSEQUENT EVENT - VOLUNTARY BANKRUPTCY FILING - On April 2, 2001, W. R. Grace & Co. and 61 of its United States subsidiaries and affiliates, including Grace-Conn. (collectively, the "Debtors"), filed voluntary petitions for reorganization (the "Filing") under Chapter 11 of the United States Bankruptcy Code ("Chapter 11" or the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The cases were consolidated and are being jointly administered under case numbers 01-1139 through 01-1200. Grace's non-U.S. subsidiaries and certain of its U.S. subsidiaries were not a part of the Filing.

The Filing was made in response to a sharply increasing number of asbestos-related bodily injury claims. These claims are discussed in more detail in Note 2 to the Consolidated Financial Statements. Under Chapter 11, the Debtors expect to continue to operate their businesses as debtors-in-possession under court protection from their creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the asbestos-related claims against them.

Background of Filing - On January 29, 2001, Grace announced that recent developments in asbestos-related litigation had led to a fourth quarter 2000 charge of $208.0 million (net of expected insurance recovery). The charge was made to account for probable and estimable costs related to several adverse developments in Grace's asbestos litigation during 2000, including: a significant increase in bodily injury claims; higher than expected costs to resolve bodily injury and certain property damage claims; and new class-action lawsuits alleging damages from a former attic insulation product not previously subject to property damage litigation. These adverse developments continued during the first quarter of 2001.

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

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of certain of Debtors' assets and liquidation of certain of Debtors' liabilities are subject to significant uncertainty. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

All of the Debtors' pre-petition debt is now in default due to the Filing. Accordingly, the accompanying Consolidated Balance Sheet as of March 31, 2001 reflects the classification of the Debtors' pre-petition debt as current.

The Debtors have negotiated a debtor-in-possession post-petition loan and security agreement with Bank of America, N.A. (the "DIP facility") in the aggregate amount of $250 million. The DIP facility has a term of 2 years and bears interest at either Bank of America's prime rate or a formula based on the LIBOR rate plus 2.00 to 2.25 percentage points. The Bankruptcy Court issued a final order approving the DIP facility on May 3, 2001. The Debtors have borrowed a total of $75.0 million against the DIP facility subsequent to March 31, 2001.

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

Pro-Forma Condensed Balance Sheet Information (Unaudited) - The condensed consolidated balance sheet of Grace as if the Debtors had filed petitions for reorganization under Chapter 11 at March 31, 2001 is as follows:

==========================================================================
PRO-FORMA CONDENSED CONSOLIDATED BALANCE SHEET            MARCH 31,
(Dollars in millions)                                       2001
--------------------------------------------------------------------------
Current Assets:
   Cash and cash equivalents................                $ 122.5
   Notes and accounts receivable, net.......                  207.1
   Inventories..............................                  162.7
   Deferred income taxes....................                   84.2
   Asbestos-related insurance expected to be
     realized within one year...............                   17.0
   Other current assets.....................                   60.2
                                                        ------------------
       Total current assets.................                  653.7
   Properties and equipment, net............                  603.4
   Asbestos-related insurance receivable....                  323.4
   Deferred income taxes....................                  401.4
   Other noncurrent assets..................                  533.9
                                                        ------------------
       TOTAL ASSETS.........................               $2,515.8
                                                        ==================
Liabilities Not Subject to Compromise:
Current liabilities
   Short-tem debt...........................                 $  9.7
   Accounts payable.........................                   57.6
   Other current liabilities................                   70.1
                                                        ------------------
     Total current liabilities not subject
       to compromise........................                  137.4
   Noncurrent liabilities not subject to
       compromise...........................                   54.9
                                                        ------------------
         TOTAL LIABILITIES NOT SUBJECT TO
            COMPROMISE......................                  192.3
                                                        ------------------
Liabilities Subject to  Compromise:
   Debt.....................................                  508.9
   Asbestos-related liability ..............                1,002.8
   Other liabilities........................                  886.1
                                                        ------------------
         TOTAL LIABILITIES SUBJECT TO
            COMPROMISE......................                2,397.8
                                                        ------------------
      TOTAL LIABILITIES.....................                2,590.1
SHAREHOLDERS' EQUITY (DEFICIT)..............                  (74.3)
                                                        ------------------
      TOTAL LIABILITIES AND SHAREHOLDERS'
            EQUITY (DEFICIT)................               $2,515.8
==========================================================================

BASIS OF PRESENTATION

The interim consolidated financial statements presented herein are unaudited and should be read in conjunction with the consolidated financial statements presented in the Company's 2000 Form 10-K. Such interim consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period's basis of presentation.

The results of operations for the three-month interim period ended March 31, 2001 are not necessarily indicative of the results of operations for the year ending December 31, 2001.

RECLASSIFICATIONS

Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 2001 presentation.

EFFECT OF NEW ACCOUNTING STANDARDS

On January 1, 2001, Grace adopted Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended). SFAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities in the consolidated balance sheet with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. At March 31, 2001, the Company did not hold or issue any derivative financial instruments. The adoption of SFAS No. 133, as amended, on January 1, 2001 did not have a material impact on the consolidated financial statements.

Grace adopted Emerging Issues Task Force (EITF) 00-10, "Accounting for Shipping and Handling Fees and Costs," in the fourth quarter of 2000. The adoption of this standard did not effect pre-tax or net income; however, freight costs and sales commissions (previously shown as a reduction of net sales) are now included in costs of goods sold and selling, general and administrative expenses, respectively. Sales for the first quarter of 2000, as previously reported, were $364.9 million and sales, as currently reported, are $384.7 million. The difference of $19.8 million is comprised of freight costs of $18.9 million and sales commissions of $0.9 million.

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

--------------------------------------------------------------------------------
2. ASBESTOS-RELATED LITIGATION
--------------------------------------------------------------------------------

Grace is a defendant in property damage and bodily injury lawsuits relating to previously sold asbestos-containing products and expects that it will receive additional asbestos-related claims in the future. Grace was a defendant in 65,656 asbestos-related lawsuits on March 31, 2001 (8 involving claims for property damage, 9 involving attic fill insulation, and the remainder involving 129,191 claims for bodily injury), as compared to 61,395 lawsuits on December 31, 2000 (7 involving claims for property damage, 8 involving attic fill insulation, and the remainder involving 124,907 claims for bodily injury). As a result of the Filing, all such litigation has been stayed.

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

Through March 31, 2001, out of 371 asbestos property damage cases filed, 140 were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in seven cases for a total of $60.3 million; 207 property damage cases were settled for a total of $696.8 million and 8 cases remain outstanding. One new case was filed and there were no cases settled or dismissed during the first quarter of 2001.

ATTIC INSULATION LITIGATION

Through March 31, 2001, Grace was a defendant in nine class action lawsuits brought on behalf of owners of homes containing Zonolite attic fill insulation. These lawsuits seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. This former attic insulation product has never previously been the subject of property damage litigation. Grace believes that this product was safe for its intended purpose.

BODILY INJURY LITIGATION

Bodily injury claims are generally similar to each other (differing primarily in the type of asbestos-related illness allegedly suffered by the plaintiff). However, Grace's estimated liability for such claims has been influenced by numerous variables, including the solvency of other former asbestos producers, cross-claims by co-defendants, the rate at which new claims are filed, the jurisdiction in which the filings are made, and the defense and disposition costs associated with these claims. Grace's bodily injury liability reflects management's estimate, prior to the Filing, of the number and ultimate cost of present and future bodily injury claims expected to be asserted against Grace given demographic assumptions of possible exposure to asbestos products manufactured by Grace.

Through March 31, 2001, approximately 16,354 asbestos bodily injury lawsuits involving 35,720 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 55,489 lawsuits involving 163,698 claims were disposed of (through settlement and judgments) for a total of $645.6 million.

==============================================================
BODILY INJURY CLAIM ACTIVITY
==============================================================
Claims outstanding, December 31, 2000 ........       124,907
New claims filed .............................        16,411
Settlements ..................................       (11,841)
Dismissals ...................................          (286)
Judgments ....................................            --
                                                   -----------
     Claims outstanding, March 31, 2001              129,191
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

==============================================================
ESTIMATED LIABILITY FOR
ASBESTOS-RELATED LITIGATION        MARCH 31,    December 31,
(Dollars in millions)                2001           2000
==============================================================
Asbestos-related liability
  expected to be satisfied
  within one year...............   $    120.3  $     178.4
Asbestos-related liability
  expected to be satisfied
  after one year................        882.5        927.5
                                  ----------------------------
Total asbestos-related liability   $  1,002.8  $   1,105.9
==============================================================

The current portion of Grace's asbestos-related liability is based on management's estimate as of the respective balance sheet date of indemnity payments and defense costs expected to be paid within one year. Due to the Filing and the uncertainties of asbestos-related litigation actual amounts could differ materially from the recorded liabilities.

ASBESTOS INSURANCE

Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. Activity in Grace's notes receivable from insurance carriers and asbestos-related insurance receivable during the three months ended March 31, 2001 was as follows:

=============================================================
ESTIMATED INSURANCE RECOVERY ON
ASBESTOS-RELATED LIABILITIES
(Dollars in millions)
=============================================================

NOTES RECEIVABLE
Notes receivable from insurance carriers,
  beginning of year, net of discount of $0.2      $      2.7
Proceeds received under asbestos-related
  insurance settlements .....................           (2.2)
Current year amortization of discount .......            0.1
-------------------------------------------------------------
   Notes receivable from insurance carriers, end
     of quarter, net of discount of $0.1.....            0.6
-------------------------------------------------------------

INSURANCE RECEIVABLE
Asbestos-related insurance receivable,
  beginning of  year ........................          369.3
Proceeds received under asbestos-related
  insurance settlements .....................          (29.5)
-------------------------------------------------------------
   Asbestos-related insurance receivable, end
     of quarter .............................          339.8
-------------------------------------------------------------
    Total amounts due from insurance carriers          340.4
    Expected to be realized within one year .          (42.1)
-------------------------------------------------------------
    Expected to be realized after one year ..      $   298.3
=============================================================

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

The asbestos-related insurance asset represents amounts expected to be received from carriers under settlement agreements for defense and disposition costs to be paid by Grace. Estimated insurance reimbursements relate to property damage and bodily injury cases and claims pending at March 31, 2001 and bodily injury claims expected to be filed in the future.

--------------------------------------------------------------------------------
3. ACQUISITIONS AND JOINT VENTURES
--------------------------------------------------------------------------------

In March 2001, Grace acquired The Separations Group, a manufacturer of chromatography columns and separations media, and the precipitated silicas business of AKZO-PQ Silicas. These acquisitions were accounted for under the purchase accounting method of accounting. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.

On March 1, 2001, Grace and Chevron Products Co. (Chevron) formed Advanced Refining Technologies (ART) to develop and market globally hydroprocessing catalysts. ART conducts business through two distribution companies and one operating company. Grace has a majority ownership interest in and controls both distribution companies; therefore, for financial reporting purposes the assets, liabilities and results of operations of these entities are included in Grace's consolidated financial statements. The minority interest in Grace's consolidated statement of operations represents the proportionate loss related to Chevron's 45% interest in the distribution companies. Grace does not exercise governance control over the operating company and therefore, the assets, liabilities and results of operations of this company are not consolidated in Grace's financial statements. Accordingly, the equity income or loss related to the operating company is reported in "Other Income" in Grace's consolidated statement of operations. ART has an agreement with both Grace and Chevron whereby Grace and Chevron provide administrative and research and development services to ART and ART reimburses Grace and Chevron for these services.

--------------------------------------------------------------------------------
4. OTHER INCOME
--------------------------------------------------------------------------------

Components of other income are as follows:

===============================================================
OTHER INCOME                             THREE MONTHS ENDED
(Dollars in millions)                        MARCH 31,
===============================================================
                                         2001         2000
                                      -------------------------
Investment income................       $  4.3      $   4.8
Gain on sale of cost basis
  investment ....................          7.7         --
Net gains on dispositions of
  assets.........................          2.8         --
Tolling revenue..................          0.9          1.6
Interest income..................          1.8          2.3
Other miscellaneous income ......          1.3          1.5
---------------------------------------------------------------
     Total other income .........     $   18.8      $  10.2
===============================================================

--------------------------------------------------------------------------------
5. OTHER BALANCE SHEET ACCOUNTS
--------------------------------------------------------------------------------

==============================================================
                                     MARCH 31,   December 31,
(Dollars in millions)                   2001         2000
==============================================================

NOTES AND ACCOUNTS RECEIVABLE, NET
Trade receivables, less allowance
  of $4.0 (2000 - $3.9)..........     $  174.6      $172.2
Other receivables, less allowance
  of $2.1 (2000 - $0.5)..........         32.5        25.0
                                     -------------------------
                                      $  207.1      $197.2
==============================================================
INVENTORIES
Raw materials ...................        $38.5       $32.7
In process ......................         27.8        22.4
Finished products ...............        105.9        96.4
General merchandise .............         19.8        22.0
Less:  Adjustment of certain
  inventories to a
  last-in/first-out (LIFO) basis         (29.3)      (29.3)
                                     -------------------------
                                        $162.7      $144.2
==============================================================
OTHER ASSETS
Plan assets in excess of defined
  benefit pension obligation.....       $202.4      $200.1
Unamortized costs of overfunded
  pension plans .................        105.5       104.7
Deferred charges ................         50.9        44.3
Long-term receivables, less
  allowances of $0.6 (2000 - $0.8)         2.4         2.4
Long-term investments ...........          3.0         3.6
Patents, licenses and other
  intangible assets .............         39.6        39.2
                                     -------------------------
                                        $403.8      $394.3
==============================================================
OTHER CURRENT LIABILITIES
Retained obligations of divested
  businesses ....................        $64.4       $67.2
Accrued compensation ............         25.4        32.6
Costs of business restructurings           1.1         2.7
Environmental remediation .......         26.1        36.2
Deferred compensation ...........          1.4        10.5
Accrued interest ................          6.3         6.3
Other accrued liabilities .......         89.2        96.5
                                     -------------------------
                                        $213.9      $252.0

==============================================================
                                     MARCH 31,   December 31,
(Dollars in millions)                   2001         2000
==============================================================
OTHER LIABILITIES
Other postretirement benefits ...       $185.4       $189.1
Environmental remediation .......        138.7        138.7
Defined benefit obligation in
  excess of pension plan assets .        167.7        167.8
Unamortized costs of underfunded
  pension plans .................        (35.5)       (36.0)
Deferred compensation ...........          6.8          9.5
Long-term self insurance reserve           4.9          5.6
Retained obligations of divested
  businesses ....................         10.9         10.9
Taxes payable, including interest        103.0        103.0
Other accrued liabilities .......         27.4         27.0
                                     -------------------------
                                        $609.3       $615.6
==============================================================

--------------------------------------------------------------------------------
6. LIFE INSURANCE
--------------------------------------------------------------------------------

Grace is the beneficiary of life insurance policies on current and former employees with benefits in force of approximately $2,286 million and a net cash surrender value of $64.1 million at March 31, 2001. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years. The following table summarizes activity in these policies for the three months ended March 31, 2001 and 2000 and components of the net cash value at March 31, 2001 and December 31, 2000:

============================================================
ACTIVITY SUMMARY -
LIFE INSURANCE                    MARCH 31,     March 31,
(Dollars in millions)                2001         2000
============================================================

Earnings on policy assets ......   $     11.9  $      8.9
Interest on policy loans .......         (7.8)       (7.4)
Policy loan repayments .........          2.1         0.4
Premiums .......................       --          --
Proceeds from policy loans .....        (48.7)     --
Net investing activity .........          2.3        11.7
                                   -------------------------
   Change in net cash value ....   $    (40.2) $     13.6
============================================================
Tax-free proceeds received .....   $      8.9  $      0.5
============================================================
COMPONENTS OF NET CASH VALUE - .    MARCH 31,   December 31,
 LIFE INSURANCE ................     2001          2000
============================================================
Gross cash value ...............   $    453.7  $    452.4
Principal - policy loans .......       (390.3)     (325.8)
Accrued interest - policy loans           0.7       (22.3)
                                   -------------------------
Net cash value .................   $     64.1  $    104.3
============================================================
Insurance benefits in force ....   $  2,286.0  $  2,286.0
============================================================

Policy loans bore interest at an average annualized rate of 9.2% through March 31, 2001 (calculated on a trailing four quarters basis), compared to an average of 9.3% for the year ended December 31, 2000. Policy assets are invested primarily in general accounts of the insurance carriers and earned returns at an average annualized rate of 8.8% through March 31, 2001 (calculated on a trailing four quarters basis), compared to an average of 8.3% for the year ended December 31, 2000.

The Company's financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

--------------------------------------------------------------------------------
7. DEBT
--------------------------------------------------------------------------------

On March 31, 2001, and December 31, 2000, the Company's short-term debt was as follows:

============================================================
COMPONENTS OF DEBT               MARCH 31,    December 31,
(Dollars in millions)               2001          2000
============================================================

SHORT-TERM DEBT
Bank borrowings...............  $   500.0     $  400.0
8.0% Notes Due 2004...........        5.7          5.7
7.75% Notes Due 2002..........        2.0          2.0
Other short-term borrowings...       10.9         14.2
                                ----------------------------
                                $   518.6     $  421.9
============================================================

In May 2000, Grace extended its $250.0 million credit facility under a 364-day credit agreement to May 2001. In addition, Grace maintains a $250.0 million long-term facility expiring in May 2003. As a result of the Filing, Grace is in default of these credit facilities, as well as the Notes, and accordingly, the balance has been reported as short-term debt.

The Debtors have negotiated a DIP facility in the aggregate amount of $250 million. The DIP facility has a term of 2 years and bears interest at either Bank of America's prime rate or a formula based on the LIBOR rate plus 2.00 to
2.25 percentage points. The Bankruptcy Court issued a final order approving the DIP facility on May 3, 2001. The Debtors have borrowed a total of $75.0 million against the DIP facility subsequent to March 31, 2001.

--------------------------------------------------------------------------------
8. SHAREHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

The Company is authorized to issue 300,000,000 shares of common stock. Of the common stock unissued on March 31, 2001, approximately 15,000,000 shares were reserved for issuance pursuant to stock option and other stock incentive plans. In the first three months of 2001, the Company granted a total of 1,320,446 options with an average exercise price of $2.54. For the year ended December 31, 2000, the Company granted a total of 2,555,000 options with an average exercise price of $13.32.

In May 2000, the Company's Board of Directors approved a program to repurchase up to 12,000,000 of the Company's outstanding shares in the open market.

The Company made no purchases during the first three months of 2001.

For additional information, see Notes 16 and 18 to the Consolidated Financial Statements in the 2000 Form 10-K.

--------------------------------------------------------------------------------
9. EARNINGS PER SHARE
--------------------------------------------------------------------------------

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

=============================================================
EARNINGS PER SHARE
(Amounts in millions, except per         THREE MONTHS ENDED
share amounts)                               MARCH 31,
=============================================================
                                          2001       2000
                                        ---------------------
NUMERATORS
  Net income  ...................        $   14.6   $   24.2
                                        =====================
DENOMINATORS
  Weighted average common shares -
  basic calculation .............            65.3       68.2

  Effect of dilutive securities:
  Employee compensation-related shares       --          1.2
                                        ---------------------
  Weighted average common shares -
  diluted calculation............            65.3       69.4
                                        =====================


BASIC EARNINGS PER SHARE ........       $    0.22  $    0.35
                                        =====================
DILUTED EARNINGS PER SHARE ......       $    0.22  $    0.35
=============================================================

--------------------------------------------------------------------------------
10. COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

The tables below present the pre-tax, tax and after-tax components of the Company's other comprehensive loss for the three months ended March 31, 2001 and 2000:

=============================================================
THREE MONTHS ENDED                                  After-
MARCH 31, 2001               Pre-tax      Tax         Tax
(Dollars in millions)        Amount     Benefit     Amount
=============================================================

Unrealized losses on
  security................     $(0.2)      $0.1      $ (0.1)
Reclassification
  adjustment for gains
  realized in net income..      (0.2)       0.1        (0.1)
                            ---------------------------------
Net unrealized loss.......      (0.4)       0.2        (0.2)
Foreign currency
  translation adjustments.     (17.8)      --         (17.8)
                            ---------------------------------
Other comprehensive loss..    $(18.2)      $0.2     $ (18.0)
=============================================================


=============================================================
Three Months Ended                                  After-
March 31, 2000               Pre-tax      Tax         Tax
(Dollars in millions)        Amount     Benefit     Amount
=============================================================
Unrealized losses on
  security................    $ (5.9)    $  2.1      $ (3.8)
Reclassification
  adjustment for gains
  realized in net income..      (2.8)       1.0        (1.8)
                            ---------------------------------
Net unrealized loss.......      (8.7)       3.1        (5.6)
Foreign currency
  translation adjustments.     (12.6)      --         (12.6)
                            ---------------------------------
Other comprehensive loss..   $ (21.3)    $  3.1     $ (18.2)
=============================================================

The table below presents the components of Grace's accumulated other comprehensive (loss) income at March 31, 2001 and December 31, 2000:

=============================================================
COMPONENTS OF ACCUMULATED
OTHER COMPREHENSIVE
INCOME (LOSS)                       MARCH 31,    December 31,
(Dollars in millions)                2001          2000
=============================================================

Foreign currency translation
  adjustments .................    $(158.0)     $(140.2)
Net unrealized gains on
  investments .................        0.1          0.3
Minimum pension liability
  adjustments .................      (11.6)       (11.6)
                                 ----------------------------
Total accumulated other
  comprehensive loss...........    $(169.5)     $(151.5)
=============================================================

--------------------------------------------------------------------------------
11. COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

ENVIRONMENTAL

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

INCOME TAXES

The Internal Revenue Service (IRS), on a comprehensive national level, is challenging the deductibility of interest on policy loans related to corporate owned life insurance (COLI) policies for years prior to January 1, 1999. In July 2000 Grace paid $21.2 million of tax and interest related to this issue for tax years 1990-1992. Subsequent to 1992, Grace deducted approximately $163.2 million in interest attributable to COLI policy loans. Grace filed a claim for refund of the amount paid to date and will contest any future IRS assessments on the grounds that these insurance policies and related loans had, and continue to have a valid business purpose, that the COLI policies have economic substance and that interest deductions claimed were in compliance with tax laws in effect at the time. During first quarter 2001, a U. S. District Court ruling, American Electric Power, Inc. vs. United States, denied interest deductions of a taxpayer in a similar situation. Until this ruling, Grace's accounting reflected its estimate of resolution in connection with ongoing tax examinations. However, as a result of the ruling, Grace recorded an additional accrual of $75.0 million (net of tax benefits) in the fourth quarter of 2000 for tax exposure and related interest through 2000. The effective tax rate for the fiscal year 2001 includes the current period interest on this tax contingency.

The IRS also has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1995 related to a subsidiary of Grace that formerly held a majority interest in Cross Country Staffing (CCS). The assessments, aggregating $21.8 million, were made in connection with a meal and incidental expense per diem plan for travelling healthcare personnel which was in effect through 1999. In July 1999, Grace sold substantially all of its interest in CCS. In the first quarter 2001 Grace sold its remaining interest in CCS. Grace has, however retained the potential tax liability. The matter is currently pending in the U.S Court of Claims.

Grace has received notification from a foreign taxing authority assessing tax deficiencies plus interest relating to the purchase and sale of foreign bonds in 1989 and 1990. This assessment, totaling $10.5 million, is related to the Bekaert Group which Grace sold in 1991 but retained liability for tax deficiencies attributable to tax periods prior to the sale. The matter is currently before the foreign authorities but no decision has been rendered.

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

RETAINED OBLIGATIONS

Under certain divestiture agreements, the Company has retained contingent obligations that could develop into situations where accruals for estimated costs of defense or loss would be recorded in a period subsequent to divestiture under generally accepted accounting principles. The Company assesses its retained risks quarterly and accrues amounts estimated to be payable related to these obligations when probable and estimable. As of March 31, 2001 and December 31, 2000 Grace had recorded $75.3 million and $78.1 million, respectively, to satisfy such obligations.

ACCOUNTING FOR CONTINGENCIES

Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under generally accepted accounting principles. As a result of the Filing, litigation related to the items discussed above will be addressed as part of Grace's Chapter 11 proceedings.

--------------------------------------------------------------------------------
12. BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

The table below presents information related to Grace's business segments for the three months ended March 31, 2001 and 2000.

=============================================================
BUSINESS SEGMENT DATA                   THREE MONTHS ENDED
(Dollars in millions)                        MARCH 31,
=============================================================
                                        2001         2000
                                     ------------------------
NET SALES

Davison Chemicals..................     $ 198.4    $  192.0
Performance Chemicals..............       197.3       192.7
                                     ------------------------

TOTAL..............................     $ 395.7    $  384.7
                                     ========================

PRE-TAX OPERATING INCOME

Davison Chemicals..................     $  24.6    $   32.9
Performance Chemicals..............        17.8        19.1
                                     ------------------------
TOTAL..............................      $ 42.4    $   52.0
=============================================================

The table below presents information related to the geographic areas in which Grace operated for the three months ended March 31, 2001 and 2000.

=============================================================
GEOGRAPHIC AREA DATA                    THREE MONTHS ENDED
(Dollars in millions)                        MARCH 31,
=============================================================
                                        2001         2000
                                     ------------------------
NET SALES
  United States....................      $199.0    $  197.2
  Canada and Puerto Rico...........         8.5         9.5
  Germany..........................        71.4        64.2
  Europe, other than Germany.......        36.2        41.2
  Asia Pacific.....................        54.1        47.3
  Latin America....................        26.5        25.3
                                     ------------------------
TOTAL..............................      $395.7    $  384.7
=============================================================

The pre-tax operating income for Grace's business segments for the three months ended March 31, 2001 and 2000 is reconciled below to income before income taxes and minority interest presented in the accompanying Consolidated Statement of Operations.

=============================================================
RECONCILIATION OF BUSINESS
SEGMENT DATA TO FINANCIAL
STATEMENTS                             THREE MONTHS ENDED
(Dollars in millions)                       MARCH 31,
=============================================================
                                        2001        2000
                                   -------------------------
Pre-tax operating income -
  business segments..............      $42.4       $52.0
Interest expense and related
  financing costs................       (9.0)       (5.3)
Interest income..................        1.8         2.3
Corporate operating costs........      (13.7)      (12.2)
Reorganization expenses..........       (2.9)        --
Other net........................        8.2         1.0
                                   -------------------------
Income before income taxes and
  minority interest..............      $26.8       $37.8
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

--------------------------------------------------------------------------------
SUBSEQUENT EVENT - VOLUNTARY BANKRUPTCY FILING
--------------------------------------------------------------------------------

On April 2, 2001, W. R. Grace & Co. and 61 of its United States subsidiaries and affiliates, including Grace-Conn. collectively, the "Debtors"), filed voluntary petitions for reorganization (the "Filing") under Chapter 11 of the United States Bankruptcy Code ("Chapter 11" or the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The cases were consolidated and are being jointly administered under case numbers 01-1139 through 01-1200. Grace's non-U.S. operating subsidiaries were not a part of the Filing.

The Filing was made in response to a sharply increasing number of asbestos-related bodily injury claims. These claims are discussed in more detail in Note 2 to the Consolidated Financial Statements. Under Chapter 11, the Debtors expect to continue to operate their businesses as debtors-in-possession under court protection from their creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the asbestos-related claims against them.

Background of Filing - On January 29, 2001, Grace announced that recent developments in asbestos-related litigation had led to a fourth quarter charge of $208.0 million (net of expected insurance recovery). The charge was made to account for probable and estimable costs related to several adverse developments in Grace's asbestos litigation during 2000, including: a significant increase in bodily injury claims; higher than expected costs to resolve bodily injury and certain property damage claims; and new class-action lawsuits alleging damages from a former attic insulation product not previously subject to property damage litigation. These adverse developments continued during the first quarter 2001.

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

All of the Debtor's pre-petition debt is now in default due to the Filing. Accordingly, the accompanying Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000 reflect the classification of the Debtors' pre-petition debt as current.

The Debtors have negotiated a DIP facility in the aggregate amount of $250 million. The DIP facility has a term of 2 years and bears interest at either Bank of America's prime rate or a formula based on the LIBOR rate plus 2.00% to 2.25%. The Bankruptcy Court issued a final approval of the DIP facility on May 3, 2001. The Debtors have borrowed a total of $75.0 million against the DIP facility subsequent to March 31, 2001.

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

Pro-Forma Condensed Balance Sheet Information of Debtors (Unaudited) - The condensed consolidated balance sheet as if the Debtors had filed petitions for reorganization under Chapter 11 at March 31, 2001 is as follows:

=============================================================
PRO-FORMA CONDENSED CONSOLIDATED BALANCE SHEET
OF DEBTORS                                         MARCH 31,
(Dollars in millions)                                2001
=============================================================
Current Assets:
   Cash and cash equivalents................       $   8.6
   Notes and accounts receivable, net.......          43.8
   Inventories..............................          86.4
   Deferred income taxes....................          80.9
   Asbestos-related insurance expected to be
     realized within one year...............          17.0
   Other current assets.....................          21.9
                                               --------------
       Total current assets.................         258.6
   Properties and equipment, net............         400.4
   Asbestos-related insurance receivable....         323.4
   Receivables from nonfiling entities,
     net of loans...........................         438.7
   Investment in nonfiling entities.........         115.2
   Deferred income taxes....................         401.0
   Other noncurrent assets..................         386.2
                                               --------------
       TOTAL ASSETS.........................      $2,323.5
                                               ==============
Liabilities Not Subject to Compromise:
Current liabilities
   Short-tem debt...........................        $   --
   Accounts payable.........................            --
   Other current liabilities................            --
                                               --------------
     Total current liabilities not subject
       to compromise........................            --
   Noncurrent liabilities not subject to
       compromise...........................            --
                                               --------------
         TOTAL LIABILITIES NOT SUBJECT TO
            COMPROMISE......................            --
                                               --------------
Liabilities Subject to  Compromise:
   Debt.....................................         508.9
   Asbestos-related liability ..............       1,002.8
   Other liabilities........................         886.1
                                               --------------
         TOTAL LIABILITIES SUBJECT TO
           COMPROMISE.......................       2,397.8
                                               --------------
      TOTAL LIABILITIES.....................       2,397.8
SHAREHOLDERS' EQUITY (DEFICIT)..............         (74.3)
                                               --------------
      TOTAL LIABILITIES AND SHAREHOLDERS'
         EQUITY (DEFICIT)...................      $2,323.5
=============================================================


--------------------------------------------------------------------------------
CONTINUING OPERATIONS
--------------------------------------------------------------------------------

Grace is engaged in specialty chemicals and specialty materials businesses on a global basis. The principal business segments are Davison Chemicals, which produces catalysts and silica products, and Performance Chemicals, which produces construction chemicals, building materials and container products. Set forth below is a chart that lists key operating statistics and percentage changes for the three months ended March 31, 2001 and 2000, which should be referenced when reading management's discussion and analysis of the results of continuing operations. The chart below, as well as the financial information presented throughout this discussion, divides Grace's financial results between "core operations" and "noncore activities." Core operations comprise the financial results of Davison Chemicals, Performance Chemicals and the costs of corporate activities that directly or indirectly support business operations. In contrast, noncore activities comprise all other events and transactions that are not directly related to the generation of customer revenue or the support of core operations.

====================================================================================================================================
ANALYSIS OF CONTINUING OPERATIONS                                                           THREE MONTHS ENDED        % Change Fav
(Dollars in millions)                                                                            MARCH 31,               (Unfav)
====================================================================================================================================
                                                                                            2001            2000
                                                                                       ------------------------------
NET SALES
    DAVISON CHEMICALS
    Refining catalysts..........................................................           $109.7         $110.0          (0.3%)
    Chemical catalysts..........................................................             33.0           29.0          13.8%
    Silica products.............................................................             55.7           53.0           5.1%
                                                                                       ---------------------------------------------
  TOTAL DAVISON CHEMICALS.......................................................            198.4          192.0           3.3%
                                                                                       ---------------------------------------------
    PERFORMANCE CHEMICALS
    Construction chemicals......................................................             78.0           79.6          (2.0%)
    Building materials..........................................................             57.8           56.2           2.8%
    Container products..........................................................             61.5           56.9           8.1%
                                                                                       ---------------------------------------------
  TOTAL PERFORMANCE CHEMICALS...................................................            197.3          192.7           2.4%
                                                                                       ---------------------------------------------
TOTAL GRACE SALES - CORE OPERATIONS.............................................           $395.7         $384.7           2.9%
====================================================================================================================================
PRE-TAX OPERATING INCOME:
    Davison Chemicals...........................................................           $ 24.6         $ 32.9         (25.2%)
    Performance Chemicals.......................................................             17.8           19.1          (6.8%)
    Corporate operating costs...................................................            (13.7)         (12.2)        (12.3%)
                                                                                       ---------------------------------------------
PRE-TAX INCOME FROM CORE OPERATIONS.............................................             28.7           39.8         (27.9%)
                                                                                       ---------------------------------------------
PRE-TAX INCOME FROM NONCORE ACTIVITIES..........................................              8.2            1.0           NM
Reorganization expenses.........................................................             (2.9)            --           NM
Interest expense................................................................             (9.0)          (5.3)        (69.8%)
Interest income.................................................................              1.8            2.3         (21.7%)
                                                                                       ---------------------------------------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST................................             26.8           37.8         (29.1%)
Provision for income taxes......................................................            (11.9)         (13.6)        (12.5%)
Minority interest in income of subsidiary.......................................             (0.3)            --           NM
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME .....................................................................            $14.6         $ 24.2         (39.7%)
====================================================================================================================================

KEY FINANCIAL MEASURES:
   Pre-tax income from core operations as a percentage of sales.................              7.2%          10.3%         (3.1)pts.
   Pre-tax income from core operations before depreciation and amortization.....            $50.6          $62.0         (18.4%)
       As a percentage of sales.................................................             12.8%          16.1%         (3.3) pts.
====================================================================================================================================
NET SALES BY REGION:
North America...................................................................           $207.5         $206.7           0.4%
Europe..........................................................................            107.6          105.4           2.1%
Asia Pacific....................................................................             54.1           47.3          14.4%
Latin America...................................................................             26.5           25.3           4.7%
                                                                                       ---------------------------------------------
TOTAL NET SALES.................................................................           $395.7         $384.7           2.9%
====================================================================================================================================

   NM = Not meaningful.

NET SALES

The following table identifies the quarter-over-quarter increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation.

================================================================
                       THREE MONTHS ENDED MARCH 31, 2001 AS A
NET SALES            PERCENTAGE INCREASE (DECREASE) FROM THREE
VARIANCE ANALYSIS           MONTHS ENDED MARCH 31, 2000
================================================================
                      VOLUME   PRICE/MIX   TRANSLATION   TOTAL
                     -------------------------------------------

Davison Chemicals..     3.2%      3.6%        (3.5%)     3.3%
Performance
  Chemicals .......     5.3%      0.7%        (3.6%)     2.4%
Net sales..........     4.3%      2.2%        (3.6%)     2.9%
----------------------------------------------------------------
By Region:
  North America....    (2.8%)     3.4%        (0.2%)     0.4%
  Europe...........    11.3%     (0.5%)       (8.7%)     2.1%
  Asia Pacific.....    19.0%      2.9%        (7.5%)    14.4%
  Latin America....     6.4%      1.8%        (3.5%)     4.7%
================================================================

Grace's net sales increased 2.9% to $395.7 million in the first quarter of 2001 compared to the same period in 2000. The sales growth was attributable to acquisitions and favorable price/mix partially offset by foreign currency translation. Acquisitions completed in 2000 contributed $13.7 million or 3.6% to sales in the first quarter 2001. The impact from foreign currency translation was experienced principally in Europe where sales, reported in US dollars, were adversely affected by 8.7%.

In the first quarter of 2001, all product groups experienced volume growth. The most significant volume increase was experienced in container products where North American volumes were strong and were supplemented by the acquisition of the Hampshire Polymers business. Sales of chemical catalysts also experienced solid volume growth, driven primarily by strong polyolefin sales in Europe and Asia Pacific.

PRE-TAX INCOME FROM CORE OPERATIONS

Pre-tax operating income decreased in each business segment for the first quarter of 2001 compared to the respective period of 2000. Pre-tax income from core operations was $28.7 million for the first quarter of 2001, compared to $39.8 million for the first quarter 2000, a 27.9% decrease quarter-over-quarter.

Operating income of Davison Chemicals for the first quarter of 2001 was $24.6 million, down 25.2% versus 2000, and its operating margin of 12.4% was 4.7 percentage points unfavorable to the prior year. Operating income of Performance Chemicals for the first quarter of 2001 was $17.8 million, down 6.8% from 2000 with an operating margin of 9.0%, down 0.9 percentage points from 2000. These decreases are mainly due to higher energy and raw material costs. The rise in natural gas prices (used by Davison Chemicals as part of its manufacturing process) and transportation fuel prices (impacting distribution costs for Performance Chemicals) has had a significant adverse affect on profit margins. In addition, these energy sources are a significant factor in the cost of many raw materials used by both business segments. Selling price increases have not kept pace with the rise in these energy related costs.

The following table identifies the percentage change in the cost per dollar of sales for each business segment and Grace's core operations in total. The index is calculated using 1998 as the base year and carving out selling price changes, currency movement and cost inflation in every year since the base year. The resulting change in cost per dollar of sales is Grace's productivity measure. Changes in product volume and mix remain in the productivity equation.

==================================================
                                THREE MONTHS ENDED
PRODUCTIVITY INDEX                   MARCH 31,
==================================================
                                 2001       2000
                                ------------------
COST PER $ OF SALES ON A
  CONSTANT $ BASIS WITH
  1998 AS BASE YEAR:

Davison Chemicals .........     $0.831     $0.806
Performance Chemicals......      0.877      0.885
Corporate operating costs..      0.033      0.030
--------------------------------------------------
Total core operations......     $0.885     $0.875
--------------------------------------------------
PERCENTAGE IMPROVEMENT
 FROM PRIOR YEAR                  (1.0)%      5.6%
==================================================

As reflected in the table above, on a constant dollar basis with 1998, Grace had a 1.0% increase in unit costs during the first quarter of 2001, while there was a 5.6% reduction achieved in the first quarter 2000. The first quarter 2001 increase was primarily attributable to the increases in energy and raw material costs.

Corporate operating costs include expenses incurred by corporate headquarters functions in support of core operations. Corporate operating costs in the first quarter of 2001 were $13.7 million, compared to $12.2 million in first quarter 2000, a 12.3% increase, primarily related to higher insurance costs.

PRE-TAX INCOME FROM NONCORE ACTIVITIES

Income from noncore activities totaled $8.2 million for the first quarter of 2001 compared to $1.0 million for the same period of 2000. The first quarter of 2001 includes $7.7 million from the sale of Grace's remaining interest in Cross Country Staffing. The first quarter 2000 income from noncore activities included

$5.0 million accrual for environmental contingencies related to the Company's former operations in Libby, Montana. The remainder of the change in income from noncore activities is primarily attributable to an increase in net investment income from life insurance policies.

INTEREST AND INCOME TAXES

Net interest expense for the first quarter of 2001 was $7.2 million, an increase of $4.2 million, or 71.4%, over the first quarter of 2000. This increase is attributable to higher average debt levels primarily to fund business acquisitions and working capital requirements.

The Company's effective tax rate was 44.6% for the first quarter of 2001 and 36.0% for the first quarter of 2000. The increase in the fiscal year 2001 effective tax rate is attributable to the current period interest on tax contingencies.

DAVISON CHEMICALS

Recent Acquisitions and Joint Ventures

In March 2001, Grace acquired The Separations Group, a manufacturer of chromatography columns and separations media. Also in March 2001, a German subsidiary acquired the precipitated silicas business of AKZO-PQ Silicas.

On March 1, 2001, Grace and Chevron Products Co. (Chevron) formed Advanced Refining Technologies (ART) to develop and market globally hydroprocessing catalysts. ART conducts business through two distribution companies and one operating company. Grace has a majority ownership interest in and controls both distribution companies; therefore, for financial reporting purposes the assets, liabilities and results of operations of these entities are included in Grace's consolidated financial statements. The minority interest in Grace's consolidated statement of operations represents the proportionate loss related to Chevron's 45% interest in the distribution companies. Grace does not exercise governance control over the operating company and therefore, the assets, liabilities and results of operations of this company are not consolidated in Grace's financial statements. Accordingly, the equity income or loss related to the operating company is reported in "Other Income" in Grace's consolidated statement of operations. ART has an agreement with both Grace and Chevron whereby Grace and Chevron provide administrative and research and development services to ART and ART reimburses Grace and Chevron for these services.

Sales

Davison Chemicals is a leading global supplier of catalysts and silica products. Refining catalysts, which represented 27.7% of Grace's 2001 first quarter sales (28.6% - first quarter 2000), include fluid cracking catalysts used by petroleum refiners to convert distilled crude oil into transportation fuels and other petroleum-based products, hydroprocessing catalysts which upgrade heavy oils and remove certain impurities, and chemical additives for treatment of feedstock impurities. Chemical catalysts, which represented 8.3% of Grace's 2001 first quarter sales (7.6% - first quarter 2000), include polyolefin catalysts which are essential components in the manufacturing of polyethylene resins used in products such as plastic film, high performance plastic pipe and plastic household containers. Silica products, which represented 14.1% of Grace's 2001 first quarter sales (13.8% - first quarter 2000), are used in a wide variety of industrial and consumer applications such as coatings, food processing, plastics, adsorbents and personal care products.

In the first quarter of 2001, refining catalysts sales were $109.7 million, down slightly compared to the same period in 2000, as declines in North America more than offset growth in the other regions. Chemical catalysts sales increased 13.8% to $33.0 million in the first quarter of 2001 reflecting favorable product mix and strong volumes in European and Asian polyolefin catalysts. Silica products sales of $55.7 million for the first quarter of 2001 were up 5.1% compared to the 2000 first quarter largely due to volume gains realized from the Ludox(R) colloidal silicas acquisition, which were partially offset by negative foreign currency translation. Excluding the impact of currency translations, sales were up 10.1%. This translation effect was primarily due to the fact that a significant portion of the silicas business is based in Europe.

Operating Earnings

Pre-tax operating income of $24.6 million was 25.2% lower than first quarter 2000. Operating margins declined 4.7 percentage points to 12.4%, as higher energy costs, primarily reflected in natural gas and raw materials, more than offset the favorable results of productivity initiatives.

PERFORMANCE CHEMICALS

Sales

Performance Chemicals' major product groups include specialty construction chemicals and specialty building materials used primarily by the nonresidential construction industry; and container sealants and coatings for food and beverage packaging, and other related products. Construction chemicals, which represented 19.7% of Grace's 2001 first quarter sales (20.7% - first quarter 2000) add strength, control corrosion, and enhance the handling and application of concrete. Building materials, which represented 14.6% of Grace's 2001 and 2000 first quarter sales, prevent water damage to structures and protect structural steel against collapse due to fire. Container products, which represented 15.5% of Grace's 2001 first quarter sales (14.8% - first quarter 2000), seal beverage and food cans, and glass and plastic bottles, and protect metal packaging from corrosion and the contents from the influences of metal.

In the first quarter of 2001, sales of construction chemicals were $78.0 million, down 2.0% versus the year-ago quarter due to volume decreases in North America and the continued softness of the Asia Pacific market. Sales of building materials increased 2.8% to $57.8 million compared to first quarter 2000, primarily reflecting increases in North American volume. Volume increases in Europe were largely offset by the negative impact of currency translation and depressed construction activity in the United Kingdom. Sales of container products increased 8.1% to $61.5 million in the first quarter of 2001. The increase relates to the positive impact of the Hampshire Polymers business acquired in July 2000 as well as higher sales of specialty coatings products. Excluding the effects of foreign exchange, sales were up 14.5% compared to first quarter 2000.

Operating Earnings

Pre-tax operating income declined 6.8% to $17.8 million in the first quarter of 2001. This decrease was caused by higher energy and raw material costs as a discussed above.

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


=============================================================
CORE OPERATIONS
(Dollars in millions)
---------------------------------
CAPITAL INVESTED IN CORE           MARCH 31,   December 31,
OPERATIONS                            2001         2000
=============================================================

BOOK VALUE OF INVESTED CAPITAL
Receivables ......................    $198.9     $187.4
Inventory ........................     162.7      144.2
Properties and equipment, net ....     597.2      596.2
Intangible assets and other.......     496.1      437.8
                                   --------------------------
ASSETS SUPPORTING CORE OPERATIONS.   1,454.9    1,365.6
Accounts payable and accruals.....    (272.9)    (329.9)
                                   --------------------------
CAPITAL INVESTED IN CORE
     OPERATIONS...................  $1,182.0   $1,035.7
After-tax return on average
     invested capital (trailing
     four quarters)...............      11.0%      12.0%
                                   ==========================

=============================================================
NET CASH FLOW FROM CORE               THREE MONTHS ENDED
OPERATIONS NET                             MARCH 31,
                                   --------------------------
                                      2001       2000
=============================================================
CASH FLOWS:
Pre-tax operating income .........     $28.7    $  39.8
Depreciation and amortization ....      21.9       22.2
                                   --------------------------

PRE-TAX EARNINGS BEFORE
DEPRECIATION AND AMORTIZATION ....      50.6       62.0
Capital expenditures .............     (11.3)     (12.5)
Businesses acquired ..............     (56.5)     (25.0)
Working capital and other changes      (96.6)     (57.9)
                                   --------------------------
NET CASH FLOW FROM CORE
OPERATIONS .......................   $(113.8)   $ (33.4)
=============================================================

The Company has a net asset position supporting its core operations of $1,182.0 million at March 31, 2001 compared to $1,035.7 million at December 31, 2000 after adding back the cumulative translation account reflected in Shareholders' (Deficit) Equity of $158.0 million at March 31, 2001 and $140.2 million at December 31, 2000. Weighted average invested capital over the past four quarters was $1,023.4 million. The change in the net asset position is primarily due to an increase in net assets from business acquisitions and a reduction in accounts payable and core liabilities due to payments made in the first quarter of 2001 including the payment of accruals that had built up over the course of the prior fiscal year for items such as bonuses, customer rebates and taxes. After-tax return on capital invested in core operations (calculated based on a trailing four quarters) decreased 1.0 percentage points.

The Company has a number of financial exposures originating from past businesses, products and events. These obligations arose from transactions and/or business practices that date back to when Grace was a much larger company, when it produced products or operated businesses that are no longer part of its revenue base, and when government regulations and scientific knowledge were much less advanced than today. Grace's current core operations, together with other available assets, were being managed to generate sufficient cash flow to fund these obligations over time. However, as a result of the Filing, the noncore liabilities listed in the table below are subject to resolution under Chapter 11.

=============================================================
NONCORE ACTIVITIES
(Dollars in millions)
-----------------------------------   MARCH 31,  December 31,
NET NONCORE LIABILITY                   2001        2000
=============================================================
BOOK VALUE OF ASSETS AVAILABLE
TO FUND NONCORE OBLIGATIONS:
Cash and other financial assets ..    $208.6     $327.2
Properties and investments .......       9.0        8.2
Asbestos-related insurance
receivable .......................     340.4      372.0
Tax assets, net...................     290.4      295.7
-------------------------------------------------------------
ASSETS AVAILABLE TO FUND NONCORE
   OBLIGATIONS....................     848.4    1,003.1
-------------------------------------------------------------
Noncore liabilities:
Asbestos-related litigation.......  (1,002.8)  (1,105.9)
Environmental remediation.........    (164.8)    (174.9)
Postretirement benefits...........    (185.4)    (189.1)
Retained obligations and other....     (75.3)     (78.1)
-------------------------------------------------------------
TOTAL NONCORE LIABILITIES.........  (1,428.3)  (1,548.0)
-------------------------------------------------------------
NET NONCORE LIABILITY.............   $(579.9)   $(544.9)
=============================================================
NET CASH FLOW FROM NONCORE            THREE MONTHS ENDED
     ACTIVITIES                            MARCH 31,
                                   --------------------------
                                      2001       2000
=============================================================
Pre-tax income from noncore
     activities...................      $8.2    $   1.0
Other changes.....................     (16.5)       6.9
Cash spending for:
  Asbestos-related litigation,
     net of insurance recovery....     (71.4)     (14.1)
  Environmental remediation.......     (10.1)     (13.9)
  Postretirement benefits.........      (5.6)      (5.1)
  Retained obligations and other..      (3.5)      (5.5)
-------------------------------------------------------------
NET CASH FLOW FOR NONCORE
     ACTIVITIES ..................    $(98.9)   $ (30.7)
=============================================================

The table above displays the book value of Grace's noncore liabilities and the assets available to fund those liabilities at March 31, 2001 and December 31, 2000. The Filing could materially change the amounts reported in the table above, which does not give any adjustments to the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. Each noncore liability has different characteristics, risks and expected liquidation profile. Taken together, these liabilities represent $1,428.3 million of Grace's total liabilities as reflected on its balance sheet at March 31, 2001. Assets available to fund noncore liabilities consist of cash and cash equivalents, net cash value of life insurance where Grace is the beneficiary, property and investments not used in core operations, insurance coverage for asbestos-related litigation and net tax assets related to noncore liabilities. These assets, which in the aggregate total $848.4 million at March 31, 2001, are not required to support base core operating activities and, thus, are available to fund noncore liabilities.

ASBESTOS-RELATED MATTERS

Grace is a defendant in lawsuits relating to previously sold asbestos-containing products. In the first quarter of 2001, Grace paid $71.4 million for the defense and disposition of asbestos-related property damage and bodily injury litigation, net of amounts received under settlements with insurance carriers, compared to net expenditures in the first quarter of 2000 of $14.1 million. At March 31, 2001 Grace's balance sheet reflects a gross liability of $1,002.8 million and a liability net of insurance recovery of $662.4 million, which represents management's estimate as of the balance sheet date (in conformity with generally accepted accounting principles) of the undiscounted net cash outflows in satisfaction of Grace's current and expected asbestos-related claims.

The Consolidated Balance Sheet at March 31, 2001 includes total amounts due from insurance carriers of $340.4 million pursuant to settlement agreements with insurance carriers. The recovery of amounts due from insurance carriers is consistent with the timing of payment of an asbestos claim.

See Note 2 to the Consolidated Financial Statements for further information concerning asbestos related lawsuits and claims. Although all such litigation has been stayed, Grace expects to continue to fund claims processing costs and certain defense costs as part of its Chapter 11 proceedings.

ENVIRONMENTAL MATTERS

Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace made cash payments to remediate environmentally impaired sites during the first quarter of 2001 and 2000 of $10.1 million and $13.9 million, respectively. These amounts have been charged against previously established reserves. At March 31, 2001, Grace's liability for environmental investigatory and remediation costs related to continuing and discontinued operations totaled $164.8 million, as compared to $174.9 million at December 31, 2000. Grace expects to continue to fund required remediation activities while in Chapter 11.

Grace is in litigation with two excess insurance carriers regarding the applicability of the carriers' policies to environmental remediation costs. The outcome of such litigation, as well as the amounts of any recoveries that Grace may receive, is presently uncertain. Accordingly, Grace has not recorded a receivable with respect to such insurance coverage.

See Note 11 to the Consolidated Financial Statements for further information concerning environmental matters.

POSTRETIREMENT BENEFITS

Grace provides certain postretirement health care and life insurance benefits for retired employees, a large majority of which pertains to retirees of previously divested businesses. These plans are unfunded, and Grace pays the costs of benefits under these plans as they are incurred.

Spending under this program during the first quarter of 2001 was $5.6 million. This amount is consistent with expected spending of approximately $22.1 million for the year ended December 31, 2001. Grace's recorded liability of $185.4 million at March 31, 2001 is stated at net present value discounted at 7.5%.

RETAINED OBLIGATIONS OF DIVESTED BUSINESSES

The principal retained obligations of divested businesses relate to contractual indemnification and to contingent liabilities not passed on to the new owner. At March 31, 2001, Grace had recorded $75.3 million to satisfy such obligations. Grace expects that these claims will be resolved as part of its plan of reorganization under Chapter 11.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

LIQUIDITY POSITION

At March 31, 2001, Grace had committed borrowing facilities totaling $500.0 million, consisting of $250.0 million expiring in May 2001 and $250.0 million under a long-term facility expiring in May 2003. Total debt outstanding at March 31, 2001 was $518.6 million, which includes $500.0 million outstanding on the borrowing facility. As a result of the Filing, Grace is in default under such debt and accordingly, total borrowings have been reported as short-term debt. However, the automatic stay provided under the Bankruptcy Code prevents the Company's lenders from taking any action to collect such principal amounts as well as related accrued interest. In addition, the Company's accounts receivable securitization program has been terminated. Under the terms of this program, the company purchasing the eligible accounts receivable may collect such receivables in order to satisfy outstanding balances under the program.

To meet its liquidity needs over the next two years, Grace has entered into a DIP facility in the aggregate amount of $250.0 million. In addition, Grace has cash and cash equivalents of $115.8 million and cash value of life insurance
(net) of $64.1 million at March 31, 2001. Management believes that the DIP facility and the existing liquid assets will be sufficient to meet the operating needs of Grace over the next year.

CASH FLOW

Cash flows from core operations during the first quarter of 2001 were an outflow of $113.8 million compared to an outflow in first quarter 2000 of $33.4 million. This reduction in cash flows from core operations was primarily attributable to working capital pressures stemming from creditors concerns over a possible Chapter 11 filing.

The net cash flow of noncore activities was $(98.9) million in the first quarter of 2001 compared to $(30.7) million in the first quarter of 2000. Asbestos-related spending and environmental spending was significantly higher in the first quarter of 2001 than the first quarter of 2000. Postretirement benefit payments were consistent with the prior year as these payments are based on comparable year-over-year benefit programs. In the first quarter of 2001, proceeds from loans secured by cash value of life insurance policies, net of loan repayments, were $46.6 million as compared to net repayments of $0.4 million in 2000. This increased inflow of cash was offset by much higher asbestos-related payments in the first quarter of 2001 as compared to 2000.

Cash flows used for investing activities during the first quarter of 2001 were $66.4 million, compared to $48.8 million during first quarter 2000. Net cash outflow during the first quarter of 2001 was impacted by capital expenditures, and $56.5 million used for business acquisitions. Total capital expenditures during the first quarter of 2001 and 2000 were $11.3 million and $12.5 million, respectively, substantially all of which was directed toward its business segments.

Net cash provided by financing activities during the first quarter of 2001 was $143.7 million, principally representing $97.1 million in net borrowings against the Company's credit facilities and $46.6 million of proceeds from loans secured by the cash value of life insurance policies, net of repayments. The net borrowing against the credit facilities and life insurance policies was used primarily to fund the business acquisitions, asbestos payments, and working capital requirements. Cash provided by financing activities during the first quarter of 2000 was $109.9 million, principally representing $158.7 million in net borrowings against the Company's credit facilities, offset by payments for long term debt and the purchase of treasury stock.

Grace is the beneficiary of life insurance policies on current and former employees with benefits in force of approximately $2,286 million and net cash surrender value of $64.1 million at March 31, 2001, comprised of $453.7 million in policy gross cash value offset by $389.6 million of principal and accrued interest on policy loans. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flows (primarily tax-free) over the next 40-plus years.

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

Grace employees currently receive salaries, incentive bonuses, other benefits, and stock options. Each stock option granted under the Company's stock incentive plan has an exercise price equal to the fair market value of the Company's common stock on the date of grant. In the first three months of 2001, the Company granted a total of 1,320,446 options with an average exercise price of $2.54. Poor stock price performance and the Filing have diminished the value of the option program to current and prospective employees, which caused the Company to change its long-term incentive compensation program into more of a cash-based program. The Company has also sought to address employee retention issues by providing retention bonuses to certain key employees and increasing the company contribution to its savings and investment plan.

--------------------------------------------------------------------------------
FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. In addition to the uncertainties referred to in Management's Discussion and Analysis of Results of Operations and Financial Condition, other uncertainties include the impact of worldwide economic conditions; pricing of both the Company's products and raw materials; customer outages and customer demand; factors resulting from fluctuations in interest rates and foreign currencies; the impact of competitive products and pricing; success of Grace's process improvement initiatives; the impact of tax and legislation and other regulations in the jurisdictions in which the Company operates; and development in and the outcome of the Chapter 11 proceedings discussed above. Also, see "Introduction and Overview - Projections and Other Forward-Looking Information" in Item 1 of Grace's current Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Grace had no outstanding derivative financial instruments on March 31, 2001. For further information concerning Grace's quantitative and qualitative disclosures about market risk, refer to Note 11 in the Consolidated Financial Statements in the 2000 Form 10-K.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

Notes 1 and 2 to the interim consolidated financial statements in Part I of this Report is incorporated herein by reference.


ITEM 3. DEFAULTS UNDER SENIOR SECURITIES
--------------------------------------------------------------------------------

On April 2, 2001, Grace and 61 of its United States subsidiaries and affiliates filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. As a result of these filings, Grace and its subsidiary,
W. R. Grace & Co.-Conn., are in default under (1) the Credit Agreement dated as of May 14, 1998 among W. R. Grace & Co., W. R. Grace & Co.-Conn., the banks party thereto, The Chase Manhattan Bank, as Administrative Agent, and Chase Securities, Inc., as arranger; and (2) the 364-Day Credit Agreement dated as of May 5, 1999 among W. R. Grace & Co., W. R. Grace & Co.-Conn., the banks party thereto, Bank of America N.A., as syndication agent, The Chase Manhattan Bank, as Administrative Agent, Chase Securities, Inc., as Book Manager, and First Union National Bank, as documentation agent, as amended. An aggregate of $500 million has been borrowed by W. R. Grace & Co.-Conn. under these credit agreements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

     (a) Exhibits. The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q.

          15  Accountants' Awareness Letter

     (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the first quarter and to date during the second quarter of 2001.

                                    SIGNATURE
                                    ---------


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 W. R. GRACE & CO.
                                                 -----------------
                                                    (Registrant)



Date:                                     By
     ---------------------------            ---------------------------------
                                                  Robert M. Tarola
                                               Chief Financial Officer
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------

     15           Accountants' Awareness Letter