Form 10-Q
period 2001-06-30
W R GRACE & CO
filed 2001-08-14
CIK 1045309

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-13953

                                W. R. GRACE & CO.

                Delaware                                65-0773649
       --------------------------                    ----------------
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

                                 Yes [X] No [ ]

65,456,505 shares of Common Stock, $0.01 par value, were outstanding at July 31, 2001.

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

              Consolidated Statement of Cash Flows                                                I - 3

              Consolidated Balance Sheet                                                          I - 4

              Consolidated Statement of Shareholders' Equity (Deficit)                            I - 5

              Consolidated Statement of Comprehensive Income (Loss)                               I - 5

              Notes to Consolidated Financial Statements                                     I - 6 to I - 17

Item 2.       Management's Discussion and Analysis of Results of Operations and
              Financial Condition                                                           I - 18 to I - 27

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                         I - 28


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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of
Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of June 30, 2001, and the related consolidated statements of operations and of comprehensive income (loss) for each of the three-month and six-month periods ended June 30, 2001 and June 30, 2000, the consolidated statement of shareholders' equity (deficit) for each of the three-month and six-month periods ended June 30, 2001, and the consolidated statement of cash flows for the six-month periods ended June 30, 2001 and June 30, 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, of cash flows, of shareholders' equity (deficit) and of comprehensive income (loss) for the year then ended (not presented herein). Our report, which was modified as to a matter raising substantial doubt about the Company's ability to continue as a going concern, was dated January 29, 2001, except for "Subsequent Event - Voluntary Bankruptcy Filing" of Note 1 and the second paragraph under "Income Taxes" of Note 15, as to which the date was April 2, 2001. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Baltimore, Maryland
August 14, 2001

===================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                         THREE MONTHS ENDED              SIX MONTHS ENDED
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)                                JUNE 30,                       JUNE 30,
===================================================================================================================================
Amounts in millions, except per share amounts                              2001            2000           2001           2000
                                                                     --------------------------------------------------------------
Net sales.........................................................     $    450.3     $    405.1      $    846.0     $    789.8
Other income..................................................                6.3           15.8            25.1           26.0
                                                                     --------------------------------------------------------------
                                                                            456.6          420.9           871.1          815.8
                                                                     --------------------------------------------------------------


Cost of goods sold, exclusive of depreciation and
    amortization shown separately below.......................              285.2          239.8           538.2          471.6
Selling, general and administrative expenses..................               79.8           87.3           170.5          173.8
Research and development expenses ............................               10.7           10.8            20.9           22.1
Depreciation and amortization ................................               20.7           22.1            42.6           44.3
Interest expense and related financing costs .................               12.7            6.9            21.7           12.2
                                                                     --------------------------------------------------------------
                                                                            409.1          366.9           793.9          724.0
                                                                     --------------------------------------------------------------

Income before Chapter 11 reorganization expenses, income
    taxes and minority interest...............................               47.5           54.0            77.2           91.8
Chapter 11 reorganization expenses, net ......................               (4.3)           -              (7.2)           -
(Provision for) income taxes..................................              (19.3)         (19.4)          (31.2)         (33.0)
Minority interest in income of subsidiary.....................               (0.9)           -              (1.2)           -
                                                                     --------------------------------------------------------------

    NET INCOME ...............................................         $     23.0     $     34.6      $     37.6     $     58.8
===================================================================================================================================

BASIC EARNINGS PER COMMON SHARE...............................         $     0.35     $     0.51      $     0.58     $     0.87

     Average number of basic shares ..........................               65.3           67.2            65.3           67.7

DILUTED EARNINGS PER COMMON SHARE.............................         $     0.35     $     0.50      $     0.57     $     0.85

     Average number of diluted shares.........................               65.4           68.6            65.4           69.0
===================================================================================================================================

                 The Notes to Consolidated Financial Statements
                   are an integral part of these statements.

====================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                                      SIX MONTHS ENDED
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)                                                            JUNE 30,
====================================================================================================================================
Dollars in millions                                                                                 2001               2000
                                                                                             ---------------------------------------
OPERATING ACTIVITIES
Income before Chapter 11 reorganization expenses, income taxes and minority interest.....    $       77.2       $        91.8
Reconciliation to net cash (used for) operating activities:
     Depreciation and amortization ......................................................            42.6                44.3
     Interest accrued on pre-petition debt subject to compromise.........................            10.3                 -
     Gain on sales of investments........................................................            (7.7)               (4.3)
     Gain on disposals of assets.........................................................            (3.0)               (5.2)
     Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency exchange:
         Increase in notes and accounts receivable, net..................................           (61.5)              (14.2)
         Increase in accounts receivable due to termination of securitization program ...           (98.4)                -
         Decrease in subordinated interest of accounts receivable sold ..................            33.1                 -
         Increase in inventories ........................................................           (13.0)               (3.5)
         Increase (decrease) in accounts payable ........................................             3.0                (5.6)
         Decrease in accrued liabilities ................................................           (21.9)              (12.6)
         Expenditures for asbestos-related litigation ...................................          (105.3)              (88.8)
         Proceeds from asbestos-related insurance .......................................            37.6                38.1
         Expenditures for environmental remediation .....................................           (13.6)              (15.9)
         Expenditures for postretirement benefits .......................................           (10.5)              (10.2)
         Other ..........................................................................            (4.4)              (12.7)
                                                                                             ---------------------------------------
     NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS BEFORE
       INCOME TAXES AND CHAPTER 11 REORGANIZATION EXPENSES...............................          (135.5)                1.2
Net cash used for retained obligations of discontinued operations........................            (6.3)              (12.9)
                                                                                             ---------------------------------------
     NET CASH (USED FOR) OPERATING ACTIVITIES BEFORE INCOME TAXES AND CHAPTER 11
       REORGANIZATION EXPENSES...........................................................          (141.8)              (11.7)
Chapter 11 reorganization expenses paid, net ............................................            (5.3)                -
Income taxes paid, net of refunds .......................................................           (16.4)                7.4
                                                                                             ---------------------------------------
     NET CASH (USED FOR) OPERATING ACTIVITIES ...........................................          (163.5)               (4.3)
                                                                                             ---------------------------------------

INVESTING ACTIVITIES
Capital expenditures ....................................................................           (26.8)              (27.3)
Businesses acquired in purchase transactions, net of cash acquired ......................           (56.5)              (44.9)
Short-term investment in unconsolidated affiliate .......................................            (8.7)                -
Net investment in life insurance policies ...............................................            (2.1)              (15.7)
Proceeds from sales of investments.......................................................             7.7                 4.3
Proceeds from disposals of assets .......................................................             5.3                 7.1
                                                                                             ---------------------------------------
     NET CASH (USED FOR) INVESTING ACTIVITIES ...........................................           (81.1)              (76.5)
                                                                                             ---------------------------------------
FINANCING ACTIVITIES
Proceeds from loans secured by cash value of life insurance policies,
  net of loan repayments ................................................................            34.9                (3.6)
Borrowings under credit facilities, net of repayments....................................            95.3               111.7
Borrowings under debtor-in-possession facility, net of fees..............................            71.5                 -
Repayment of long-term debt..............................................................             -                 (24.7)
Exercise of stock options ...............................................................             -                   5.1
Purchase of treasury stock ..............................................................             -                 (35.1)
                                                                                             ---------------------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................................           201.7                53.4
                                                                                             ---------------------------------------

Effect of currency exchange rate changes on cash and cash equivalents ...................            (6.4)               (5.4)
                                                                                             ---------------------------------------
     DECREASE IN CASH AND CASH EQUIVALENTS ..............................................           (49.3)              (32.8)
Cash and cash equivalents, beginning of period ..........................................           191.9               199.8
                                                                                             ---------------------------------------
Cash and cash equivalents, end of period ................................................    $      142.6       $       167.0
====================================================================================================================================

                 The Notes to Consolidated Financial Statements
                   are an integral part of these statements.

============================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                         JUNE 30,      DECEMBER 31,
CONSOLIDATED BALANCE SHEET (UNAUDITED)                                                       2001             2000
============================================================================================================================
Amounts in millions, except par value and shares
ASSETS
CURRENT ASSETS
Cash and cash equivalents ..........................................................   $        142.6    $        191.9
Notes and accounts receivable, net ................................................             352.6             197.2
Inventories .......................................................................             158.8             144.2
Deferred income taxes .............................................................              32.4              98.8
Asbestos-related insurance expected to be realized within one year ................              37.8              83.8
Other current assets...............................................................              34.7              58.0
                                                                                      --------------------------------------
     TOTAL CURRENT ASSETS .........................................................             758.9             773.9

Properties and equipment net of accumulated depreciation and amortization
  of $954.0 (2000-$935.4)..........................................................             583.6             601.7
Goodwill, net of accumulated amortization of $7.0 (2000-$7.2)......................              71.2              34.1
Cash value of life insurance policies, net of policy loans.........................              77.7             104.3
Deferred income taxes .............................................................             441.2             388.4
Asbestos-related insurance expected to be realized after one year..................             296.8             288.2
Other assets ......................................................................             407.5             394.3
                                                                                      --------------------------------------
     TOTAL ASSETS .................................................................    $      2,636.9    $      2,584.9
                                                                                      ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
Short-term debt ...................................................................    $          7.5    $        421.9
Accounts payable ..................................................................              83.5             117.5
Income taxes payable ..............................................................              13.1             123.1
Asbestos-related liability expected to be satisfied within one year................               -               178.4
Other current liabilities .........................................................              94.7             252.0
                                                                                      --------------------------------------
     TOTAL CURRENT LIABILITIES ....................................................             198.8           1,092.9

Long-term debt .....................................................................             75.0               -
Deferred income taxes .............................................................              20.0              20.2
Asbestos-related liability expected to be satisfied after one year ................               -               927.5
Other liabilities .................................................................              66.3             615.6
                                                                                      --------------------------------------
     TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE...................................             360.1           2,656.2

LIABILITIES SUBJECT TO COMPROMISE..................................................           2,333.0               -
                                                                                      --------------------------------------
     TOTAL LIABILITIES.............................................................           2,693.1           2,656.2
                                                                                      --------------------------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock issued, par value $.01; 300,000,000 shares authorized;
     outstanding: 2001 - 65,457,000 shares (2000 - 67,016,000).....................               0.8               0.8
Paid in capital ...................................................................             432.8             432.2
Accumulated deficit................................................................            (178.8)           (216.4)
Treasury stock, at cost: 11,443,900 common shares (2001 and 2000)..................            (136.4)           (136.4)
Accumulated other comprehensive loss ..............................................            (174.6)           (151.5)
                                                                                      --------------------------------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT) .........................................             (56.2)            (71.3)
                                                                                      --------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) .........................    $      2,636.9    $      2,584.9
============================================================================================================================

                 The Notes to Consolidated Financial Statements
                   are an integral part of these statements.

================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS'  EQUITY (DEFICIT) (UNAUDITED)
================================================================================================================================
                                                                                                                      TOTAL
                                          Common Stock                                        Accumulated         SHAREHOLDERS'
                                               and         Accumulated       Treasury      Other Comprehensive       EQUITY
Dollars in millions                      Paid in Capital     Deficit          Stock             Loss                (DEFICIT)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2001..............   $        433.4   $     (201.8)      $   (136.4)  $     (169.5)      $        (74.3)
Net income ..........................              -             23.0              -              -                   23.0
Stock plan activity .................              0.2            -                -              -                    0.2
Other comprehensive loss.............              -              -                -             (5.1)                (5.1)
                                        ----------------------------------------------------------------------------------------
   BALANCE, JUNE 30, 2001............   $        433.6   $     (178.8)      $   (136.4)  $     (174.6)      $        (56.2)
--------------------------------------------------------------------------------------------------------------------------------


BALANCE, DECEMBER 31, 2000...........   $        433.0   $     (216.4)      $   (136.4)  $     (151.5)      $        (71.3)
Net income ..........................              -             37.6              -              -                   37.6
Stock plan activity .................              0.6            -                -              -                    0.6
Other comprehensive loss.............              -              -                -            (23.1)               (23.1)
                                        ----------------------------------------------------------------------------------------
   BALANCE, JUNE 30, 2001............   $        433.6   $     (178.8)      $   (136.4)  $     (174.6)      $        (56.2)
================================================================================================================================

=================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                          THREE MONTHS ENDED            SIX MONTHS ENDED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)  (UNAUDITED)               JUNE 30,                     JUNE 30,
=================================================================================================================================
Dollars in millions                                                        2001           2000          2001           2000
                                                                        ------------- -------------- ------------- --------------
NET INCOME.........................................................     $    23.0     $    34.6      $   37.6        $  58.8
                                                                        -----------   -----------   ----------     -----------

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments...........................          (5.1)        (10.3)        (22.9)         (22.9)
Net unrealized (loss) gain on investment...........................           -            (4.9)         (0.2)         (10.5)
                                                                        -----------   -----------   ----------     -----------
   Total other comprehensive loss..................................          (5.1)        (15.2)        (23.1)         (33.4)
                                                                        -----------   -----------   ----------     -----------
COMPREHENSIVE INCOME ..............................................     $    17.9     $    19.4      $   14.5        $  25.4
=================================================================================================================================

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

VOLUNTARY BANKRUPTCY FILING

On April 2, 2001 (the "Filing Date"), W. R. Grace & Co. and 61 of its United States subsidiaries and affiliates, including Grace-Conn. (collectively, the "Debtors"), filed voluntary petitions for reorganization (the "Filing") under Chapter 11 of the United States Bankruptcy Code ("Chapter 11" or the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The cases were consolidated and are being jointly administered under case number 01-1139 (the "Chapter 11 Cases"). Grace's non-U.S. subsidiaries and certain of its U.S. subsidiaries were not a part of the Filing.

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

Consequence of Filing - As a consequence of the Filing, all pending litigation against the Debtors is generally stayed (subject to certain exceptions in the case of governmental authorities) and no party may take any action to realize its pre-petition claims except pursuant to order of the Bankruptcy Court.

It is the Debtors' intention to address all of their pending and future asbestos-related claims and all other pre-petition claims in a plan of reorganization. However, it is currently impossible to predict with any degree of certainty how the plan will treat asbestos and other pre-petition claims or what impact any reorganization plan may have on the shares of common stock of Grace. The formulation and implementation of a plan of reorganization could take a significant period of time.

The accompanying Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of certain of Debtors' assets and liquidation of certain of Debtors' liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

All of the Debtors' outstanding pre-petition debt is now in default due to the Filing. Accordingly, the accompanying Consolidated Balance Sheet as of June 30, 2001 reflects the classification of the Debtors' pre-petition debt within liabilities subject to compromise, as described in Note 2.

The Debtors have negotiated a debtor-in-possession post-petition loan and security agreement with Bank of America, N.A. (the "DIP facility") in the aggregate amount of $250 million. The DIP facility has a term of two years and bears interest at either Bank of America's prime rate or a formula based on the London Inter-Bank Offered Rate ("LIBOR") plus 2.00 to 2.25 percentage points. The Bankruptcy Court issued a final order approving the DIP facility on May 3, 2001. As of June 30, 2001, the Debtors had borrowed a total of $75.0 million against the DIP facility.

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations in the ordinary course of business, including employee wages and benefits, customer programs, shipping charges and a limited amount of claims of essential trade creditors.

As provided by the Bankruptcy Code, the Debtors initially have the exclusive right to propose a plan of reorganization. The Debtors requested an extension of their exclusive period during which to file a plan of reorganization through August 1, 2002, and similarly requested an extension of the Debtors' exclusive rights to solicit acceptances of a reorganization plan through October 1, 2002. The Bankruptcy Court has not ruled on the extension request.

Three creditors' committees, two representing asbestos claimants and the third representing other unsecured creditors, and an equity committee have been appointed in the Chapter 11 Cases. In accordance with the provisions of the Bankruptcy Code, these committees will have the right to be heard on all matters that come before the Bankruptcy Court in the Chapter 11 Cases. The Debtors are required to bear certain of the committees' costs and expenses, including those of their counsel and other advisors.

Accounting Impact - Pursuant to SOP 90-7, Grace's pre-petition liabilities that are subject to compromise are reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. See Note 2 for detail of the liabilities subject to compromise as of June 30, 2001, and as of the Filing Date. Obligations of Grace subsidiaries not covered by the Filing will remain classified on the Consolidated Balance Sheet based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. Accordingly, the Debtors recorded Chapter 11 reorganization expenses of $4.3 million and $7.2 million for the three month and six month periods ended June 30, 2001, respectively, consisting of:

===============================================================
                                  THREE MONTHS     SIX MONTHS
                                     ENDED           ENDED
(Dollars in millions)            JUNE 30, 2001   JUNE 30, 2001
===============================================================
Legal and financial
  advisory fees.............    $       4.5     $       7.4
Interest income.............           (0.2)           (0.2)
                                --------------- ---------------
  Chapter 11 reorganization
   expenses, net............    $       4.3     $       7.2
===============================================================

Condensed financial information of the Debtors since the Filing Date is presented below:

===============================================================
W. R. GRACE & CO.  - CHAPTER 11 FILING ENTITIES   THREE MONTHS
DEBTOR-IN-POSSESSION STATEMENT OF OPERATIONS         ENDED
(UNAUDITED)                                      JUNE 30, 2001
===============================================================
Amounts in millions

Net sales, including intercompany............    $      259.9
Other income.................................            15.3
                                                 --------------
                                                        275.2
                                                 --------------
Cost of goods, including intercompany,
   exclusive of depreciation and amortization
   shown separately below....................           159.3
Selling, general and administrative expenses.            52.4
Research and development expenses............             8.8
Depreciation and amortization ...............            13.0
Interest expense and related financing costs.            12.1
                                                 --------------
                                                        245.6
                                                 --------------
Income before Chapter 11 reorganization
   expenses, income taxes, minority interest
   and equity in net income of non-filing
   entities..................................            29.6
Chapter 11 reorganization expenses, net .....            (4.3)
(Provision for) income taxes ................           (14.5)
Equity in net income of non-filing entities .            12.2
                                                 --------------
   NET INCOME ...............................    $       23.0
===============================================================

===============================================================
W. R. GRACE & CO. - CHAPTER 11 FILING ENTITIES    THREE MONTHS
DEBTOR-IN-POSSESSION CONDENSED STATEMENT OF          ENDED
  CASH FLOWS (UNAUDITED)                         JUNE 30, 2001
===============================================================
Amounts in millions

OPERATING ACTIVITIES
Net income....................................   $      23.0
Reconciliation to net cash used for operating
  activities:
  Non-cash items, net.........................          27.0
   Increase in accounts receivable due to
     termination of securitization program....         (99.7)
   Decrease in subordinated interest of
     accounts receivable sold.................          34.9
   Changes in other assets and liabilities,
     excluding the effect of businesses
     acquired/divested........................         (24.7)
                                                 --------------
  NET CASH USED FOR OPERATING ACTIVITIES......         (39.5)

  NET CASH USED FOR INVESTING ACTIVITIES......          (8.4)

  NET CASH PROVIDED BY FINANCING ACTIVITIES...          60.5
                                                 --------------

  NET INCREASE IN CASH AND CASH EQUIVALENTS...          12.6
Cash and cash equivalents, Filing Date........           8.6
                                                 --------------
Cash and cash equivalents, end of period......   $      21.2
===============================================================

===============================================================
W. R. GRACE & CO.  - CHAPTER 11 FILING ENTITIES
DEBTOR-IN-POSSESSION BALANCE SHEET (UNAUDITED)   JUNE 30, 2001
===============================================================
Amounts in millions

ASSETS
CURRENT ASSETS
Cash and cash equivalents ....................   $      21.2
Notes and accounts receivable, net ...........         171.2
Receivables from non-filing entities, net ....          24.6
Inventories ..................................          88.8
Other current assets..........................          86.9
                                                 --------------
   TOTAL CURRENT ASSETS ......................         392.7

Properties and equipment, net ................         391.6
Cash value of life insurance policies,
   net of policy loans........................          77.7
Deferred income taxes ........................         440.8
Asbestos-related insurance expected to be
   realized after one year....................         296.8
Loans receivable from non-filing entities, net         378.2
Investment in non-filing entities ............         133.2
Other assets .................................         324.5
                                                 --------------
   TOTAL ASSETS ..............................   $   2,435.5
===============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES ..........................   $      54.1

Long-term debt - DIP facility ................          75.0
Other liabilities ............................          29.6
                                                 --------------
   TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE         158.7

LIABILITIES SUBJECT TO COMPROMISE ............       2,333.0
                                                 --------------
   TOTAL LIABILITIES..........................       2,491.7

   SHAREHOLDERS' EQUITY (DEFICIT) ............         (56.2)
                                                 --------------
   TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT) ..........................   $   2,435.5
===============================================================

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

The results of operations for the three- and six-month interim periods ended June 30, 2001 are not necessarily indicative of the results of operations for the year ending December 31, 2001.

RECLASSIFICATIONS

Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 2001 presentation.

EFFECT OF NEW ACCOUNTING STANDARDS

On January 1, 2001, Grace adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended). SFAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities in the consolidated balance sheet with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. At June 30, 2001, the Company did not hold or issue any derivative financial instruments. The adoption of SFAS No. 133, as amended, on January 1, 2001 did not have a material impact on the consolidated financial statements.

Grace adopted Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs," in the fourth quarter of 2000. The adoption of this standard did not effect pre-tax or net income; however, freight costs and sales commissions (previously shown as a reduction of net sales) are now included in costs of goods sold and selling, general and administrative expenses, respectively. Sales for the three-month and six-month periods ended June 30, 2000, as previously reported, were $384.6 million and $749.5 million, respectively. Sales for the three-month and six-month periods ended June 30, 2000, as currently reported are $405.1 million and $789.8 million, respectively.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interest method in accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 141 is effective for business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives to no longer require amortization, but rather an annual review for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for goodwill and intangible assets acquired prior to July 1, 2001, and applies to all goodwill and other intangible assets recognized in an entity's financial statements as of that date. Goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the nonamortization and amortization provisions of SFAS No. 142. Amortization expense for the six months ended June 30, 2001 of $2.3 million includes $0.7 million related to the amortization of goodwill that will not be required after December 31, 2001 under SFAS No. 142.

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

--------------------------------------------------------------------------------
2. LIABILITIES SUBJECT TO COMPROMISE
--------------------------------------------------------------------------------

As a result of the Filing, Grace's balance sheet as of June 30, 2001 separately identifies the liabilities that are "subject to compromise" under the Chapter 11 proceedings. In Grace's case, liabilities "subject to compromise" represent pre-petition amounts as determined under generally accepted accounting principles based on facts and circumstances prior to the Filing. Changes to the recorded amount of such liabilities will be based on Bankruptcy Court orders and management's assessment of the claim amounts that will ultimately be allowed by the Bankruptcy Court. Changes to pre-petition liabilities during the second quarter are for: 1) cash payments under approved court orders; 2) the accrual of interest on pre-petition debt; and 3) accruals for employee-related programs.

Components of liabilities subject to compromise are as follows:

==============================================================
                                  JUNE 30,         Filing
(Dollars in millions)               2001            Date
==============================================================

Debt, pre-petition plus
  accrued interest.........    $    520.0      $    511.5
Accounts payable...........          41.5            43.0
Income taxes payable.......         212.7           210.1
Asbestos-related liability.       1,000.6         1,002.8
Other liabilities (Note 6).         558.2           598.6
                               --------------- ---------------
                               $  2,333.0      $  2,366.0
==============================================================

Set forth below is a reconciliation of the changes in pre-Filing Date liability balances for the periods presented.

==============================================================
                                                Cumulative
(Dollars in millions)                          Since Filing
==============================================================
Balance, Filing Date......................    $  2,366.0
Cash disbursements and/or reclassifications
  under bankruptcy court orders:
   Freight and distribution order.........          (5.4)
   Trade accounts payable order...........          (5.7)
Other court orders including employee wages
  and benefits, sales and use tax and
  customer programs.......................         (20.8)
Income/(expense) items:
   Interest on pre-petition debt..........          10.3
   Current period employment-related
     accruals.............................           5.3
                                              ----------------
Balance, June 30, 2001....................    $  2,349.7
==============================================================
Pre-Filing Date Liabilities Not Subject to
  Compromise..............................    $     16.7
Pre-Filing Date Liabilities Subject to
  Compromise..............................    $  2,333.0
==============================================================

Pre-Filing Date obligations allowable under current court orders and expected to be paid prior to an adopted plan of reorganization are classified as "liabilities not subject to compromise." Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

--------------------------------------------------------------------------------
3. ASBESTOS-RELATED LITIGATION
--------------------------------------------------------------------------------

Grace is a defendant in property damage and bodily injury lawsuits relating to previously sold asbestos-containing products. On April 2, 2001, Grace filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code to use the court-supervised reorganization process to achieve predictability and fairness in the claims settlement process. See Note 1 for further discussion.

As of the Filing Date, Grace was a defendant in 65,656 asbestos-related lawsuits (eight involving claims for property damage, nine involving former attic insulation products, and the remainder involving 129,191 claims for bodily injury). Due to the Filing, holders of asbestos claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. Additional asbestos claims are expected to be filed as part of the Chapter 11 claims process. Separate creditors' committees representing the interests of property damage and bodily injury claimants have been appointed in the Chapter 11 Cases. Grace's obligations with respect to present and future claims will be determined through litigation in Delaware federal court and negotiations with each of the official committees appointed in the Chapter 11 Cases, which will provide the basis for a plan of reorganization.

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

Through the Filing Date, out of 371 asbestos property damage cases filed, 140 were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in seven cases for a total of $60.3 million; 207 property damage cases were settled for a total of $696.8 million and eight cases remain outstanding. One new case was filed during the first quarter of 2001, and there have been no cases settled or dismissed since December 31, 2000.

ATTIC INSULATION LITIGATION

As of the Filing Date, Grace was a defendant in nine class action lawsuits brought on behalf of owners of homes containing Zonolite attic insulation, one of which was dismissed subsequent to the Filing Date. These lawsuits seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. This former attic insulation product has never previously been the subject of property damage litigation. Grace believes that this product was safe for its intended purpose.

BODILY INJURY LITIGATION

Bodily injury claims are generally similar to each other (differing primarily in the type of asbestos-related illness allegedly suffered by the plaintiff). However, Grace's estimated liability for such claims has been influenced by numerous variables, including the solvency of other former asbestos producers, cross-claims by co-defendants, the rate at which new claims are filed, the jurisdiction in which the claims are filed, and the defense and disposition costs associated with these claims. As of the Filing Date, Grace's bodily injury liability reflected management's estimate of the number and ultimate cost of present and future bodily injury claims expected to be asserted against Grace given demographic assumptions of possible exposure to asbestos products manufactured by Grace.

Through the Filing Date, 16,354 asbestos bodily injury lawsuits involving 35,720 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and 55,489 lawsuits involving 163,698 claims were disposed of (through settlement and judgments) for a total of $645.6 million. During the first quarter of 2001, 16,411 new bodily injury claims were filed, 11,841 claims were settled and 286 claims were dismissed prior to the Filing. As of June 30, 2001, outstanding claims totaled 129,191.

ASBESTOS-RELATED LIABILITY

As of the Filing Date, Grace's estimated property damage and bodily injury liabilities were based on its experience with, and recent trends in, asbestos litigation. Its recorded liabilities covered indemnity and defense costs for pending property damage cases and for pending and projected future bodily injury claims. The amounts recorded as of the Filing Date reflected Grace's estimate based on measures governed by generally accepted accounting principles, of probable and estimable liabilities for asbestos-related litigation in all material respects. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded asbestos-related liability except to record the payment of normal post-Filing administrative costs primarily related to claims processing. The total asbestos-related liability balance as of June 30, 2001 and December 31, 2000 was $1,000.6 million and $1,105.9 million, respectively. As of June 30, 2001, the asbestos-related liability was included in liabilities subject to compromise. Due to the Filing and the uncertainties of asbestos-related litigation, actual amounts could differ materially from the recorded liability.

ASBESTOS INSURANCE

Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. Activity in Grace's notes receivable from insurance carriers and asbestos-related insurance receivable during the six months ended June 30, 2001 was as follows:

=============================================================
ESTIMATED INSURANCE RECOVERY ON
ASBESTOS-RELATED LIABILITIES
(Dollars in millions)
=============================================================
NOTES RECEIVABLE
Notes receivable from insurance carriers,
  beginning of year, net of discount of $0.2      $    2.7
Proceeds received under asbestos-related
  insurance settlements .....................         (2.9)
Current year amortization of discount .......          0.2
------------------------------------------------------------
  Notes receivable from insurance carriers, end
    of quarter ..............................          -
------------------------------------------------------------
INSURANCE RECEIVABLE
Asbestos-related insurance receivable,
  beginning of  year ........................        369.3
Proceeds received under asbestos-related
  insurance settlements .....................        (34.7)
------------------------------------------------------------
   Asbestos-related insurance receivable, end
     of quarter..............................        334.6
------------------------------------------------------------
Total amounts due from insurance carriers ...        334.6
Expected to be realized within one year .....         37.8
------------------------------------------------------------
   Expected to be realized after one year ...     $  296.8
============================================================

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

The asbestos-related insurance asset represents amounts expected to be received from carriers under settlement agreements for defense and disposition costs to be paid by Grace. Estimated insurance reimbursements relate to property damage and bodily injury cases and claims pending as of the Filing Date and bodily injury claims expected to be filed in the future. The estimated insurance asset is related to the amount of the asbestos-related liability and could change if the ultimate amount of the liability differs from the recorded amount.

--------------------------------------------------------------------------------
4. ACQUISITIONS AND JOINT VENTURES
--------------------------------------------------------------------------------

In March 2001, Grace acquired The Separations Group, a manufacturer of chromatography columns and separations media, and the precipitated silicas business of AKZO-PQ Silicas. These acquisitions were accounted for under the purchase method of accounting. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.

On March 1, 2001, Grace and Chevron Products Co. (Chevron) formed Advanced Refining Technologies (ART) to develop and market globally hydroprocessing catalysts. ART conducts business through two distribution companies and one operating company. Grace has a majority ownership interest in and controls both distribution companies; therefore, for financial reporting purposes, the assets, liabilities and results of operations of these entities are included in Grace's consolidated financial statements. The minority interest in Grace's consolidated statement of operations pertains to Chevron's 45% interest in the distribution companies. Grace does not exercise governance control over the operating company and therefore, assets, liabilities and results of operations of this company are not consolidated in Grace's financial statements. The equity income or loss related to the operating company is reported in "Other Income" in Grace's consolidated statement of operations. ART has agreements with both Grace and Chevron under which each provides certain administrative and research and development services to ART.

--------------------------------------------------------------------------------
5. OTHER INCOME
--------------------------------------------------------------------------------

Components of other income are as follows:

===============================================================
OTHER INCOME                 THREE MONTHS            SIX
                                 ENDED             MONTHS
(Dollars in millions)          JUNE 30,         ENDED JUNE 30,
===============================================================
                             2001      2000     2001     2000
                           -------- --------- -------- --------
Investment income.....     $   2.1  $  3.7    $   6.4  $  5.7
Gain on sales of
  investments ........         -       1.5        7.7     4.3
Net gains on
  dispositions of
  assets .............         0.2     5.2        3.0     5.2
Tolling revenue.......         0.5     0.6        1.1     2.2
Interest income.......         0.9     2.8        2.7     5.1
Equity in income of
  unconsolidated
  affiliates..........         1.4     0.2        1.0     0.3
Other miscellaneous
  income .............         1.2     1.8        3.2     3.2
-------------------------------------------------------------
   Total other income.     $   6.3  $ 15.8    $  25.1  $ 26.0
===============================================================

--------------------------------------------------------------------------------
6.       OTHER BALANCE SHEET ACCOUNTS
--------------------------------------------------------------------------------

===============================================================
                                      JUNE 30,    December 31,
(Dollars in millions)                   2001          2000
===============================================================
NOTES AND ACCOUNTS RECEIVABLE, NET
Trade receivables, less allowance
  of $4.4 (2000 - $3.9).........     $    328.1   $     172.2
Other receivables, less allowance
  of $2.1 (2000 - $0.5).........           24.5          25.0
                                     ----------   -------------
                                     $    352.6   $     197.2
===============================================================

INVENTORIES
Raw materials ..................     $     38.1   $      32.7
In process .....................           27.1          22.4
Finished products ..............          102.2          96.4
General merchandise ............           20.7          22.0
Less:  Adjustment of certain
  inventories to a
  last-in/first-out (LIFO) basis          (29.3)        (29.3)
                                     ----------   -----------
                                     $    158.8   $     144.2
===============================================================
OTHER ASSETS
Plan assets in excess of defined
  benefit pension obligation....     $    205.9   $     200.1
Unamortized costs of overfunded
  pension plans ................          106.7         104.7
Deferred charges ...............           50.9          44.3
Long-term receivables, less
  allowances of $0.6 (2000 - $0.6)          2.2           2.4
Long-term investments ..........            3.0           3.6
Patents, licenses and other
  intangible assets ............           38.8          39.2
                                     ----------   -----------
                                     $    407.5   $     394.3
===============================================================
OTHER CURRENT LIABILITIES
Retained obligations of divested
  businesses ...................     $      -     $      67.2
Accrued compensation ...........           27.4          32.6
Environmental remediation ......            -            36.2
Deferred compensation ..........            -            10.5
Accrued interest ...............            4.5           6.3
Other accrued liabilities ......           62.8          99.2
                                     ----------   -----------
                                     $     94.7   $     252.0
===============================================================

===============================================================
                                      JUNE 30,    December 31,
(Dollars in millions)                   2001          2000
===============================================================
OTHER LIABILITIES
Other postretirement benefits ..     $      -     $     189.1
Environmental remediation ......            -           138.7
Defined benefit obligation in
  excess of pension plan assets            70.5         167.8
Unamortized costs of underfunded
  pension plans ................          (10.7)        (36.0)
Deferred compensation ..........            -             9.5
Long-term self insurance reserve            -             5.6
Retained obligations of divested
  businesses ...................            -            10.9
Taxes payable, including interest           -           103.0
Other accrued liabilities ......            6.5          27.0
                                     ----------   -----------
                                     $     66.3   $     615.6
===============================================================
LIABILITIES SUBJECT TO COMPROMISE
OTHER LIABILITIES
Other postretirement benefits...     $    182.4   $       -
Environmental remediation.......          158.1           -
Retained obligations of divested
  businesses....................           76.5           -
Defined benefit obligation in
  excess of pension plan assets.           94.5           -
Unamortized cost of underfunded
  pension plans.................          (22.4)          -
Deferred compensation...........            7.7           -
Self insurance reserve..........           11.8           -
Other accrued liabilities.......           49.6           -
                                     ----------   -----------
                                     $    558.2   $       -
===============================================================

--------------------------------------------------------------------------------
7. LIFE INSURANCE
--------------------------------------------------------------------------------

Grace is the beneficiary of life insurance policies on current and former employees with benefits in force of approximately $2,287.7 million and a net cash surrender value of $77.7 million at June 30, 2001. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years. The following table summarizes activity in these policies for the six months ended June 30, 2001 and 2000 and components of the net cash value at June 30, 2001 and December 31, 2000:

============================================================
ACTIVITY SUMMARY -
LIFE INSURANCE                        SIX MONTHS ENDED
(Dollars in millions)                     JUNE 30,
============================================================
                                      2001          2000
                                 ------------ --------------

Earnings on policy assets....    $       23.1 $       19.3
Interest on policy loans.....           (16.9)       (14.2)
Premiums.....................             -            0.4
Proceeds from policy loans...           (48.7)         -
Policy loan repayments.......            13.8          3.6
Net investing activity.......             2.1         15.3
                                 ------------ ------------
  Change in net cash value...    $      (26.6)$       24.4
============================================================
Tax-free proceeds received...    $       12.6 $       12.3
============================================================

============================================================
COMPONENTS OF                     JUNE 30,    December 31,
 NET CASH VALUE                     2001          2000
============================================================
Gross cash value.............    $      463.2 $      452.4
Principal - policy loans.....          (378.8)      (325.8)
Accrued interest - policy loans          (6.7)       (22.3)
                                 ------------ ------------
   Net cash value............    $       77.7 $      104.3
============================================================
Insurance benefits in force..    $    2,287.7 $    2,286.0
============================================================

Policy loans bore interest at an average annualized rate of 9.6% through June 30, 2001, compared to an average of 9.2% for the year ended December 31, 2000. Policy assets are invested primarily in general accounts of the insurance carriers and earned returns at an average annualized rate of 9.0% through June 30, 2001 (calculated on a trailing four quarters basis), compared to an average of 8.2% for the year ended December 31, 2000.

The Company's financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

--------------------------------------------------------------------------------
8. DEBT
--------------------------------------------------------------------------------

On June 30, 2001, and December 31, 2000, the Company's debt was as follows:

===========================================================
COMPONENTS OF DEBT                JUNE 30,    December 31,
(Dollars in millions)               2001          2000
===========================================================
SHORT-TERM DEBT
Bank borrowings..............    $      --    $     400.0
8.0% Notes Due 2004..........           --            5.7
7.75% Notes Due 2002.........           --            2.0
Other short-term borrowings .            7.5         14.2
                                 ------------ -------------
                                 $       7.5  $     421.9
                                 ============ =============

LONG-TERM DEBT
DIP facility.................    $      75.0  $      --
                                 ------------ -------------
                                 $      75.0  $      --
                                 ============ =============

DEBT SUBJECT TO COMPROMISE
Bank borrowings .............    $     500.0  $      --
8.0% Notes Due 2004 .........            5.7         --
7.75% Notes Due 2002 ........           --           --
Other borrowings ............            1.3         --
Accrued interest ............           13.0         --
                                 ------------ -------------
                                 $     520.0  $      --
===========================================================

The Debtors have negotiated a debtor-in-possession post-petition loan and security agreement with Bank of America, N.A. (the "DIP facility") in the aggregate amount of $250 million. The DIP facility has a term of two years, is secured by a priority lien on substantially all assets of the Debtors, and bears interest at either Bank of America's prime rate or a formula based on the London Inter-Bank Offered Rate (LIBOR) plus 2.00 to 2.25 percentage points. The Bankruptcy Court issued a final approval of the DIP facility on May 3, 2001.

On June 11, 2001, the 7.75% Notes were repaid by the unaffiliated guarantor of the Notes. Grace's liability with respect to these notes is included in other liabilities subject to compromise as of June 30, 2001.

--------------------------------------------------------------------------------
9. SHAREHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

The Company is authorized to issue 300,000,000 shares of common stock. Of the common stock unissued on June 30, 2001, approximately 14,200,000 shares were reserved for issuance pursuant to stock option and other stock incentive plans. In the first six months of 2001, the Company granted a total of 1,329,246 options with an average exercise price of $2.53. For the year ended December 31, 2000, the Company granted a total of 2,555,000 options with an average exercise price of $13.32.

In May 2000, the Company's Board of Directors approved a program to repurchase up to 12,000,000 of the Company's outstanding shares in the open market. The Company made no purchases during the first six months of 2001.

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

=============================================================
EARNINGS PER SHARE
(Amounts in millions,     THREE MONTHS
except per share              ENDED        SIX MONTHS ENDED
amounts)                    JUNE 30,           JUNE 30,
=============================================================
                          2001     2000     2001      2000
                        --------- -------- -------- ---------
NUMERATORS
  Net income  ......    $  23.0   $ 34.6   $  37.6  $ 58.8
                        ========= ======== ======== =========
DENOMINATORS
  Weighted average
  common shares -
  basic calculation        65.3     67.2      65.3    67.7

  Effect of dilutive
  securities:
  Employee
  compensation-related
  shares ...........        0.1      1.4       0.1     1.3
                        --------- -------- -------- ---------
  Weighted average
  common shares
  diluted calculation      65.4     68.6      65.4    69.0
                        ========= ======== ======== =========
BASIC EARNINGS PER
 SHARE .............    $  0.35   $ 0.51   $  0.58  $ 0.87
                        ========= ======== ======== =========
DILUTED EARNINGS PER
 SHARE .............    $  0.35   $ 0.50   $  0.57  $ 0.85
=============================================================

--------------------------------------------------------------------------------
11. COMPREHENSIVE  INCOME (LOSS)
--------------------------------------------------------------------------------

The tables below present the pre-tax, tax and after-tax components of the Company's other comprehensive loss for the three-month and six-month periods ended June 30, 2001 and 2000:

=============================================================
THREE MONTHS ENDED                                  After-
JUNE 30, 2001                Pre-tax      Tax         Tax
(Dollars in millions)        Amount     Benefit     Amount
=============================================================
Foreign currency
  translation adjustments   $   (5.1)  $    -      $   (5.1)
                            ---------- ----------- ----------
Other comprehensive loss    $   (5.1)  $    -      $   (5.1)
=============================================================
SIX MONTHS ENDED                                    After-
JUNE 30, 2001                Pre-tax      Tax         Tax
(Dollars in millions)        Amount     Benefit     Amount
=============================================================
Unrealized losses on
  security.............     $   (0.2)  $    0.1    $   (0.1)
Reclassification
  adjustment for gains
  realized in net income        (0.2)       0.1        (0.1)
                            ---------- ----------- ----------
Net unrealized loss....         (0.4)       0.2        (0.2)
Foreign currency
  translation adjustments      (22.9)       -         (22.9)
                            ---------- ----------- ----------
Other comprehensive loss    $  (23.3)  $    0.2    $  (23.1)
=============================================================

=============================================================
Three Months Ended                                  After-
June 30, 2000                Pre-tax      Tax         Tax
(Dollars in millions)        Amount     Benefit     Amount
=============================================================
Unrealized losses on
  security.............     $   (5.8)  $    1.9    $   (3.9)
Reclassification
  adjustment for gains
  realized in net income        (1.6)       0.6        (1.0)
                            ---------- ----------- ----------
Net unrealized loss....         (7.4)       2.5        (4.9)
Foreign currency
  translation adjustments      (10.3)       -         (10.3)
                            ---------- ----------- ----------
Other comprehensive loss    $  (17.7)  $    2.5    $  (15.2)
=============================================================
Six Months Ended                                    After-
June 30, 2000                Pre-tax      Tax         Tax
(Dollars in millions)        Amount     Benefit     Amount
=============================================================
Unrealized losses on
  security.............     $  (11.7)  $    4.0    $   (7.7)
Reclassification
  adjustment for gains
  realized in net income        (4.4)       1.6        (2.8)
                            ---------- ----------- ----------
Net unrealized loss....        (16.1)       5.6       (10.5)
Foreign currency
  translation adjustments      (22.9)       -         (22.9)
                            ---------- ----------- ----------
Other comprehensive loss    $  (39.0)  $    5.6    $  (33.4)
=============================================================

The table below presents the components of Grace's accumulated other comprehensive loss at June 30, 2001 and December 31, 2000:

=============================================================
COMPONENTS OF ACCUMULATED
OTHER COMPREHENSIVE LOSS           JUNE 30,    December 31,
(Dollars in millions)                2001          2000
=============================================================
Foreign currency translation
  adjustments ...............    $     (162.9) $     (140.2)
Net unrealized gains on
  investments ...............            (0.1)          0.3
Minimum pension liability
  adjustments ...............           (11.6)        (11.6)
                                 --- --------- --- ----------
Total accumulated other
  comprehensive loss.........    $     (174.6) $     (151.5)
=============================================================

--------------------------------------------------------------------------------
12. COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

ENVIRONMENTAL

In February 2000, a putative class action lawsuit was filed in U.S. District Court in Missoula, Montana against Grace on behalf of all owners of real property situated within 12 miles of Libby, Montana that are improved private properties. The action alleges that the class members have suffered harm from environmental contamination and loss of property rights resulting from Grace's former vermiculite mining and processing operations. The complaint seeks remediation, property damages and punitive damages. While Grace has not completed its investigation of the claims, and therefore is not able to assess the extent of any possible liability related to this lawsuit, it has no reason to believe that its former activities caused damage to the environment or property.

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

INCOME TAXES

The Internal Revenue Service (IRS), is challenging deductions taken by a number of companies throughout the United States of interest on policy loans related to corporate owned life insurance (COLI) policies for years prior to January 1, 1999. In July 2000, Grace paid $21.2 million of tax and interest related to this issue for tax years 1990 through 1992. Subsequent to 1992, Grace deducted approximately $163.2 million in interest attributable to COLI policy loans. Grace filed a claim for refund of the amount paid to date and will contest any future IRS assessments on the grounds that these insurance policies and related loans had, and continue to have a valid business purpose, that the COLI policies have economic substance and that interest deductions claimed were in compliance with tax laws in effect at the time. During second quarter 2000, a U. S. District Court ruling, American Electric Power, Inc. vs. United States, denied interest deductions of a taxpayer in a similar situation. Until this ruling, Grace's accounting reflected its estimate of resolution in connection with ongoing tax examinations. However, as a result of the ruling, Grace recorded an additional accrual of $75.0 million (net of tax benefits) in the fourth quarter of 2000 for tax exposure and related interest through 2000. The effective tax rate for the fiscal year 2001 includes a factor for current period interest on this tax contingency.

The IRS also has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1995 related to a subsidiary of Grace that formerly held a majority interest in Cross Country Staffing (CCS). The assessments, aggregating $21.8 million, were made in connection with a meal and incidental expense per diem plan for travelling healthcare personnel, which was in effect through 1999. In July 1999, Grace sold substantially all of its interest in CCS. In the first quarter 2001 Grace sold its remaining interest in CCS. Grace has, however, retained the potential tax liability. The matter is currently pending in the U.S Court of Claims.

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

RETAINED OBLIGATIONS

Under certain divestiture agreements, the Company has retained contingent obligations that could develop into situations where accruals for estimated costs of defense or loss would be recorded in a period subsequent to divestiture under generally accepted accounting principles. The Company assesses its retained risks quarterly and accrues amounts estimated to be payable related to these obligations when probable and estimable. As of June 30, 2001 and December 31, 2000 Grace had recorded $76.5 million and $78.1 million, respectively, to satisfy such obligations.

PURCHASE COMMITMENTS

From time to time, the Company engages in purchase commitments in its various business activities, all of which are expected to be fulfilled with no material adverse consequences to the Company's operations or financial condition.

ACCOUNTING FOR CONTINGENCIES

Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under generally accepted accounting principles. As a result of the Filing, claims related to the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in liabilities subject to compromise on the accompanying Consolidated Balance Sheet as of June 30, 2001.

--------------------------------------------------------------------------------
13. BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

The table below presents information related to Grace's business segments for the three-month and six- month periods ended June 30, 2001 and 2000.

===============================================================
BUSINESS SEGMENT DATA    THREE MONTHS ENDED  SIX MONTHS ENDED
(Dollars in millions)         JUNE 30,           JUNE 30,
===============================================================
                           2001      2000     2001      2000
                         --------- --------- -------- ---------
NET SALES
Davison Chemicals....    $  232.7  $ 195.4   $  431.1 $  387.4
Performance
  Chemicals .........       217.6    209.7      414.9    402.4
                         --------- --------- -------- ---------
TOTAL................    $  450.3  $ 405.1   $  846.0 $  789.8
                         ========= ========= ======== =========

PRE-TAX OPERATING
  INCOME
Davison Chemicals....    $   36.9  $  37.6   $   61.2 $   70.5
Performance
  Chemicals .........        30.5     31.1       48.3     50.2
                         --------- --------- -------- ---------
TOTAL................     $  67.4   $ 68.7    $ 109.5  $ 120.7
===============================================================

The table below presents information related to the geographic areas in which Grace operated for the three-month and six-month periods ended June 30, 2001 and 2000.

=============================================================
 GEOGRAPHIC AREA DATA       THREE MONTHS       SIX MONTHS
(Dollars in millions)          ENDED             ENDED
                              JUNE 30,          JUNE 30,
=============================================================
                            2001     2000     2001     2000
                          -------- -------- -------- --------
NET SALES
  United States......     $  215.4 $ 208.7  $ 414.4  $ 405.9
  Canada and Puerto
    Rico ............         13.5    11.3     22.0     20.8
  Europe.............        119.2   105.4    226.8    210.8
  Asia Pacific.......         78.8    55.2    132.9    102.5
  Latin America......         23.4    24.5     49.9     49.8
                          -------- -------- -------- --------
TOTAL................      $ 450.3  $405.1   $846.0   $789.8
=============================================================

The pre-tax operating income for Grace's business segments for the three-month and six-month periods ended June 30, 2001 and 2000 is reconciled below to income before Chapter 11 reorganization expenses, income taxes and minority interest presented in the accompanying Consolidated Statement of Operations.

============================================================
RECONCILIATION OF
  BUSINESS SEGMENT
  DATA TO FINANCIAL
  STATEMENTS              THREE MONTHS        SIX MONTHS
(Dollars in millions)    ENDED JUNE 30,     ENDED JUNE 30,
============================================================
                          2001      2000      2001     2000
                        -------- --------- -------- --------
Pre-tax operating
  income - business
  segments..........    $  67.4  $  68.7   $ 109.5  $ 120.7
Add back:
  Minority interest.        0.9      -         1.2      -
                        -------- --------- -------- --------
                           68.3     68.7     110.7    120.7
Interest expense and
  related financing
  costs.............      (12.7)    (6.9)    (21.7)   (12.2)
Interest income.....        0.9      2.8       2.7      5.1
Corporate operating
  costs.............       (9.3)   (10.0)    (23.0)   (22.2)
Income (loss) from
  noncore activities        0.3     (0.6)      8.5      0.4
                        -------- --------- -------- --------
Income before Chapter
  11 reorganization
  expenses, income
  taxes and minority
  interest..........    $  47.5  $  54.0   $  77.2  $  91.8
============================================================

--------------------------------------------------------------------------------
14. SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

In July 2001, Grace acquired Pieri SA, a leading supplier of specialty chemicals to the European construction industry. This acquisition expands Grace's product offerings to the precast and ready mix segments of construction chemicals and enhances its presence in Europe.

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

--------------------------------------------------------------------------------
VOLUNTARY BANKRUPTCY FILING
--------------------------------------------------------------------------------

On April 2, 2001, (the "Filing Date") W. R. Grace & Co. and 61 of its United States subsidiaries and affiliates, including Grace-Conn. (collectively, the "Debtors"), filed voluntary petitions for reorganization (the "Filing") under Chapter 11 of the United States Bankruptcy Code ("Chapter 11" or the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The cases were consolidated and are being jointly administered under case number 01-1139 (the "Chapter 11 Cases"). Grace's non-U.S. operating subsidiaries and certain of its U.S. subsidiaries were not a part of the Filing.

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

Consequence of Filing - As a consequence of the Filing, all pending litigation against the Debtors is generally stayed (subject to certain exceptions in the case of governmental authorities) and no party may take any action to realize its pre-petition claims except pursuant to order of the Bankruptcy Court.

It is the Debtors' intention to address all of their pending and future asbestos-related claims and all other pre-petition claims in a plan of reorganization. However, it is currently impossible to predict with any degree of certainty how the plan will treat asbestos and other pre-petition claims or what impact any reorganization plan may have on the shares of common stock of Grace. The formulation and implementation of the plan of reorganization could take a significant period of time.

The accompanying Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of certain Debtors' assets and liquidation of certain Debtors' liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

All of the Debtor's outstanding pre-petition debt is now in default due to the Filing. Accordingly, the accompanying Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000 reflect the classification of the Debtors' pre-petition debt within liabilities subject to compromise.

The Debtors have negotiated a debtor-in-possession post-petition loan and security agreement with Bank of America, N.A. (the "DIP facility") in the aggregate amount of $250 million. The DIP facility has a term of two years and bears interest at either Bank of America's prime rate or a formula based on the London Inter-Bank Offered Rate ("LIBOR") plus 2.00 to 2.25 percentage points. The Bankruptcy Court issued a final order approving the DIP facility on May 3, 2001. As of June 30, 2001, the Debtors had borrowed a total of $75.0 million against the DIP facility.

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations in the ordinary course of business, including employee wages and benefits, customer programs, shipping charges and a limited amount of claims of essential trade creditors.

As provided by the Bankruptcy Code, the Debtors initially have the exclusive right to propose a plan of reorganization. The Debtors requested an extension of their exclusive period during which to file a plan of reorganization through August 1, 2002, and similarly requested an extension of the Debtors' exclusive rights to solicit acceptances of a reorganization plan through October 1, 2002. The Bankruptcy Court has not ruled on the extension request.

Three creditors' committees, two representing asbestos claimants and the third representing other unsecured creditors, and an equity committee have been appointed in the Chapter 11 Cases. In accordance with the provisions of the Bankruptcy Code, these committees will have the right to be heard on all matters that come before the Bankruptcy Court in the Chapter 11 Cases. The Debtors are required to bear certain of the committees' costs and expenses, including those of their counsel and other advisors.

Accounting Impact - Pursuant to SOP 90-7, Grace's pre-petition liabilities that are subject to compromise are reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. See Note 2 to the Consolidated Financial Statements for detail of the liabilities subject to compromise as of June 30, 2001, and as of the Filing Date. Obligations of Grace subsidiaries not covered by the Filing will remain classified on the Consolidated Balance Sheet based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. Accordingly, the Debtors recorded Chapter 11 reorganization expenses of $4.3 million and $7.2 million for the three month and six month periods ended June 30, 2001, respectively. See Note 1 to the Consolidated Financial Statements for further information concerning the Chapter 11 Filing.

--------------------------------------------------------------------------------
CONTINUING OPERATIONS
--------------------------------------------------------------------------------

Grace is engaged in specialty chemicals and specialty materials businesses on a global basis. The principal business segments are Davison Chemicals, which produces catalysts and silica products, and Performance Chemicals, which produces construction chemicals, building materials and container products. Set forth below is a chart that lists key operating statistics and percentage changes for the three- and six-month periods ended June 30, 2001 and 2000, which should be referenced when reading management's discussion and analysis of the results of continuing operations. The chart below, as well as the financial information presented throughout this discussion, divides Grace's financial results between "core operations" and "noncore activities." Core operations comprise the financial results of Davison Chemicals, Performance Chemicals and the costs of corporate activities that directly or indirectly support business operations. In contrast, noncore activities comprise all other events and transactions that are not directly related to the generation of customer revenue or the support of core operations.

====================================================================================================================================
ANALYSIS OF CONTINUING OPERATIONS                        THREE MONTHS ENDED                           SIX MONTHS ENDED
 (Dollars in millions)                                        JUNE 30,                                    JUNE 30,
====================================================================================================================================
                                                                             % Change                                    % Change
                                                  2001          2000       Fav (Unfav)        2001           2000       Fav (Unfav)
                                              ------------ ------------- --------------- -------------- ------------- --------------
NET SALES
    DAVISON CHEMICALS
    Refining catalysts...................     $    135.0   $    112.1          20.4%     $    244.7     $    222.1        10.2%
    Chemical catalysts...................           32.0         30.9           3.6%           65.0           59.9         8.5%
    Silica products......................           65.7         52.4          25.4%          121.4          105.4        15.2%
                                              ------------ ------------- --------------- -------------- ------------- --------------
  TOTAL DAVISON CHEMICALS................          232.7        195.4          19.1%          431.1          387.4        11.3%
                                              ------------ ------------- --------------- -------------- ------------- --------------
    PERFORMANCE CHEMICALS
    Construction chemicals...............           92.9         91.8           1.2%          170.9          171.4        (0.3%)
    Building materials...................           62.6         60.5           3.5%          120.4          116.7         3.2%
    Container products...................           62.1         57.4           8.2%          123.6          114.3         8.1%
                                              ------------ ------------- --------------- -------------- ------------- --------------
  TOTAL PERFORMANCE CHEMICALS............          217.6        209.7           3.8%          414.9          402.4         3.1%
                                              ------------ ------------- --------------- -------------- ------------- --------------
TOTAL GRACE SALES - CORE OPERATIONS......     $    450.3   $    405.1          11.2%     $    846.0     $    789.8         7.1%
====================================================================================================================================
PRE-TAX OPERATING INCOME:
    Davison Chemicals....................     $     36.9   $     37.6          (1.9%)    $     61.2     $     70.5       (13.2%)
    Performance Chemicals................           30.5         31.1          (1.9%)          48.3           50.2        (3.8%)
    Corporate operating costs............           (9.3)       (10.0)          7.0%          (23.0)         (22.2)       (3.6%)
                                              ------------ ------------- --------------- -------------- ------------- --------------
PRE-TAX INCOME FROM CORE OPERATIONS......           58.1         58.7          (1.0%)          86.5           98.5       (12.2%)
                                              ------------ ------------- --------------- -------------- ------------- --------------
PRE-TAX INCOME (LOSS) FROM NONCORE
  ACTIVITIES ............................            0.3         (0.6)         NM               8.5            0.4        NM
                                              ------------ ------------- --------------- -------------- ------------- --------------
Interest expense.........................          (12.7)        (6.9)        (84.1%)         (21.7)         (12.2)      (77.9%)
Interest income..........................            0.9          2.8         (67.9%)           2.7            5.1       (47.1%)
                                              ------------ ------------- --------------- -------------- ------------- --------------
INCOME BEFORE CHAPTER 11 REORGANIZATION
   EXPENSES AND INCOME TAXES.............           46.6         54.0         (13.7%)          76.0           91.8       (17.2%)
Chapter 11 reorganization expenses, net..           (4.3)         -            NM              (7.2)           -          NM
(Provision for) income taxes ............          (19.3)       (19.4)          0.5%          (31.2)         (33.0)        5.5%
--------------------------------------------- ------------ ------------- --------------- -------------- ------------- --------------
NET INCOME ..............................     $     23.0   $     34.6         (33.5%)    $     37.6     $     58.8       (36.1%)
====================================================================================================================================

KEY FINANCIAL MEASURES:
Pre-tax income from core operations as a
   percentage of sales...................           12.9%        14.5%         (1.6) pts       10.2%          12.5%       (2.3) pts
Pre-tax income from core operations before
   depreciation and amortization.........     $     78.8   $     80.8          (2.5%)    $    129.1     $    142.8        (9.6%)
As a percentage of sales.................           17.5%        19.9%         (2.4) pts       15.3%          18.1%       (2.8) pts
====================================================================================================================================

NET SALES BY REGION:
North America............................     $    228.9   $    220.0           4.0%     $    436.4     $    426.7         2.3%
Europe...................................          119.2        105.4          13.1%          226.8          210.8         7.6%
Asia Pacific.............................           78.8         55.2          42.8%          132.9          102.5        29.7%
Latin America............................           23.4         24.5          (4.5%)          49.9           49.8         0.2%
                                              ------------ ------------- --------------- -------------- ------------- --------------
TOTAL....................................     $    450.3   $    405.1          11.2%     $    846.0     $    789.8         7.1%
====================================================================================================================================
NM = Not meaningful.

NET SALES

The following table identifies the quarter-over-quarter increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation.

================================================================
                       THREE MONTHS ENDED JUNE 30, 2001 AS A
NET SALES            PERCENTAGE INCREASE (DECREASE) FROM THREE
VARIANCE ANALYSIS            MONTHS ENDED JUNE 30, 2000
================================================================
                      VOLUME   PRICE/MIX   TRANSLATION   TOTAL
                     --------- ----------- ------------ --------

Davison Chemicals..    20.6%       1.9%        (3.4%)     19.1%
Performance
  Chemicals .......     6.4%       0.8%        (3.4%)      3.8%
Net sales..........    13.3%       1.3%        (3.4%)     11.2%
----------------------------------------------------------------
By Region:
  North America....     6.4%      (2.2%)       (0.2%)      4.0%
  Europe...........    14.2%       5.5%        (6.6%)     13.1%
  Asia Pacific.....    51.4%       0.6%        (9.2%)     42.8%
  Latin America....   (15.8%)     16.5%        (5.2%)     (4.5%)
================================================================
                        SIX MONTHS ENDED JUNE 30, 2001 AS A
NET SALES             PERCENTAGE INCREASE (DECREASE) FROM SIX
VARIANCE ANALYSIS            MONTHS ENDED JUNE 30, 2000
================================================================
                      VOLUME   PRICE/MIX   TRANSLATION   TOTAL
                     --------- ----------- ------------ --------

Davison Chemicals..    11.9%       2.8%        (3.4%)     11.3%
Performance
  Chemicals .......     6.0%       0.7%        (3.6%)      3.1%
Net sales..........     8.9%       1.7%        (3.5%)      7.1%
-------------------- --------- ----------- ------------ --------
By Region:
  North America....     2.0%       0.5%        (0.2%)      2.3%
  Europe...........    12.8%       2.4%        (7.6%)      7.6%
  Asia Pacific.....    36.4%       1.7%        (8.4%)     29.7%
  Latin America....    (4.5%)      9.1%        (4.4%)      0.2%
================================================================

Grace's net sales increased 11.2% to $450.3 million in the second quarter of 2001 compared to the same period in 2000. Sales for the six months ended June 30, 2001 totaled $846.0 million, a 7.1% increase over the prior year. The sales growth was attributable to acquisitions, the ART joint venture and favorable demand for refining catalysts, partially offset by foreign currency translation. Acquisitions and the ART joint venture contributed $32.0 million or 7.9% to sales in the second quarter 2001, and $55.6 million or 7.0% to sales year-to-date. The impact from foreign currency translation was experienced principally in Europe and Asia Pacific where sales, reported in US dollars, were adversely affected by 6.6% and 9.2%, respectively for the quarter, and 7.6% and 8.4%, respectively, for the six-month period.

In the second quarter of 2001, all product groups experienced volume growth. The most significant volume increase was experienced in refining catalysts and silica products. Asia Pacific catalyst volumes were strong due to increased sales from the ART joint venture. Silica products sales reflect the addition of three acquisitions since the second quarter of 2000. Sales of container products also experienced volume growth, where North American sales were supplemented by the acquisition of the Hampshire Polymer business.

PRE-TAX INCOME FROM CORE OPERATIONS

Pre-tax income from core operations was $58.1 million for the second quarter of 2001, compared to $58.7 million for the second quarter 2000, a 1.0% decrease quarter-over-quarter. Pre-tax income from core operations was $86.5 million for the six months ended June 30, 2001, compared to $98.5 million for the same period in 2000, a 12.2% decrease.

Operating income of Davison Chemicals for the second quarter of 2001 was $36.9 million, down 1.9% versus 2000, and its operating margin of 15.9% was 3.3 percentage points unfavorable to the prior year. Operating income of Performance Chemicals for the second quarter of 2001 was $30.5 million, down 1.9% from 2000 with an operating margin of 14.0%, down 0.8 percentage points from 2000. Operating income of Davison Chemicals for the six-months ended June 30, 2001 was $61.2 million, down 13.2% from the prior year period, and operating margin of 14.2% was 4.0 percentage points unfavorable to the prior year period. Operating income of Performance Chemicals for the six-months ended June 30, 2001 was $48.3 million, down 3.8% from the prior year period, and operating margin of 11.6% was
0.9 percentage points unfavorable to the prior year period. These decreases are mainly due to higher energy and raw material costs. The rise in natural gas prices (used by Davison Chemicals as part of its manufacturing process) and transportation fuel prices (impacting distribution costs for Performance Chemicals) has had a significant adverse affect on profit margins. In addition, these energy sources are a significant factor in the cost of many raw materials used by both business segments. Selling price increases have not kept pace with the rise in these energy related costs.

The following table identifies the percentage change in the cost per dollar of sales for each business segment and Grace's core operations in total. The index is calculated using 2000 as the base year and carving out selling price changes, currency movement, cost inflation and unusual items. The resulting change in cost per dollar of sales is Grace's productivity measure. Changes in product volume and mix remain in the productivity equation.

==============================================================
                                        SIX MONTHS ENDED
PRODUCTIVITY INDEX                           JUNE 30,
==============================================================
                                         2001        2000
                                      ----------- ------------
COST PER $ OF SALES ON A CONSTANT $
  BASIS WITH 2000 AS BASE YEAR:
Davison Chemicals ...............        0.811       0.814
Performance Chemicals............        0.841       0.876
Corporate operating costs........        0.024       0.028
--------------------------------------------------------------
Total core operations............        0.849       0.874
--------------------------------------------------------------
PERCENTAGE IMPROVEMENT FROM PRIOR
 YEAR............................          2.8%
==============================================================

As reflected in the table above, on a constant dollar basis with 2000, Grace had a 2.8% reduction in cost per dollar of sales during the six months ended June 30, 2001 attributable to productivity.

Corporate operating costs include expenses incurred by corporate headquarters functions in support of core operations. Corporate operating costs in the second quarter of 2001 were $9.3 million, compared to $10.0 million in second quarter 2000, a 7.0% decrease. For the six months ended June 30, 2001, corporate operating costs were $23.0 million, compared to $22.2 million in 2000, a 3.6% increase.

PRE-TAX INCOME FROM NONCORE ACTIVITIES

Pre-tax income from noncore activities totaled $0.3 million for the second quarter of 2001 compared to $0.6 million net expense for the same period of 2000. For the six months ended June 30, 2001, income from noncore activities was $8.5 million, compared to $0.4 million for the same period in 2000. The income from noncore activities for the six months ended June 30, 2001 includes a $7.7 million gain from the sale of Grace's remaining interest in Cross Country Staffing.

INTEREST AND INCOME TAXES

Net interest expense for the second quarter of 2001 was $11.8 million, an increase of $7.7 million over the second quarter of 2000. Net interest expense for the six months ended June 30, 2001 was $19.0 million, a 168% increase over the same period in 2000. This increase is attributable to higher average debt levels primarily to fund business acquisitions, asbestos payments, working capital requirements and the termination of the receivable securitization program. The Company is continuing to accrue interest expense on its pre-petition debt, which amounted to $10.3 million in the second quarter of 2001.

The Company's effective tax rate was 44.6% for the three- and six-month periods ended June 30, 2001 and 36.0% for the same periods in 2000. The increase in the fiscal year 2001 effective tax rate is attributable to the current period interest on tax contingencies and the non-deductibility of certain Chapter 11 reorganization expenses.

DAVISON CHEMICALS

Recent Acquisitions and Joint Ventures

In March 2001, Grace acquired The Separations Group, a manufacturer of chromatography columns and separations media. Also in March 2001, a German subsidiary acquired the precipitated silicas business of AKZO-PQ Silicas.

On March 1, 2001, Grace and Chevron Products Co. (Chevron) formed Advanced Refining Technologies (ART) to develop and market globally hydroprocessing catalysts. ART conducts business through two distribution companies and one operating company. Grace has a majority ownership interest in and controls both distribution companies; therefore, for financial reporting purposes the assets, liabilities and results of operations of these entities are included in Grace's consolidated financial statements. The minority interest in Grace's consolidated statement of operations pertains to Chevron's 45% interest in the distribution companies. Grace does not exercise governance control over the operating company and therefore, the assets, liabilities and results of operations of this company are not consolidated in Grace's financial statements. The equity income or loss related to the operating company is reported in "Other Income" in Grace's consolidated statement of operations. ART has agreements with both Grace and Chevron under which each provides certain administrative and research and development services to ART.

Sales

Davison Chemicals is a leading global supplier of catalysts and silica products. Refining catalysts, which represented approximately 29.0% of Grace's second quarter and six-month 2001 sales (28.0% - 2000), include fluid cracking catalysts used by petroleum refiners to convert distilled crude oil into transportation fuels and other petroleum-based products, hydroprocessing catalysts which upgrade heavy oils and remove certain impurities, and chemical additives for treatment of feedstock impurities. Chemical catalysts, which represented approximately 8.0% of Grace's second quarter and six-month 2001 sales (8.0% -
2000), include polyolefin catalysts which are essential components in the manufacturing of polyethylene resins used in products such as plastic film, high performance plastic pipe and plastic household containers. Silica products, which represented approximately 14.0% of Grace's second quarter and six-month 2001 sales (13.0% - 2000), are used in a wide variety of industrial and consumer applications such as coatings, food processing, plastics, adsorbents and personal care products.

In the second quarter of 2001, refining catalysts sales were $135.0 million, an increase of 20.4% compared to the same period in 2000. For the six months ended June 30, 2001, refining catalysts sales were $244.7 million, an increase of 10.2% compared to the same period in 2000. This increase is a result of favorable demand in Europe and Asia Pacific, slightly offset by declines in North America and added sales from the ART joint venture. Chemical catalysts sales increased 3.6% to $32.0 million in the second quarter of 2001 and increased 8.5% to $65.0 million for the six months ended June 30, 2001, reflecting favorable product mix and strong volumes in European and Asian polyolefin catalysts. Silica products sales of $65.7 million and $121.4 million for the second quarter and the six-month period 2001 were up 25.4% and 15.2%, respectively, compared to the same periods of 2000 primarily due to acquisitions completed in the past year which expanded the silicas product line into colloidal and precipitated silicas and chromatography columns and separation media. Excluding the negative impact of currency translations, 2001 second quarter sales for the Davison Chemicals segment were up 22.5% and six month sales were up 14.7% over the prior year periods. This translation effect was primarily due to the fact that a significant portion of the silicas business is based in Europe where the Euro has continued to weaken against the U.S. dollar.

Operating Earnings

Pre-tax operating income of $36.9 million for the second quarter 2001 was 1.9% lower than the second quarter of 2000. Operating margins declined 3.3 percentage points to 15.9%, as higher energy costs, primarily reflected in natural gas and raw materials, more than offset the results of productivity initiatives.

PERFORMANCE CHEMICALS

Sales

Performance Chemicals' major product groups include specialty construction chemicals and specialty building materials used primarily by the nonresidential construction industry; and container sealants and coatings for food and beverage packaging, and other related products. Construction chemicals, which represented approximately 20.0% of Grace's second quarter 2001 and six-month 2001 sales (22.0% - 2000), add strength, control corrosion, and enhance the handling and application of concrete. Building materials, which represented approximately 14.0% of Grace's second quarter and six-month 2001 sales (15.0% - 2000), prevent water damage to structures and protect structural steel against collapse due to fire. Container products, which represented approximately 15.0% of the second quarter and six-month 2001 sales (14.0% - 2000), seal beverage and food cans, and glass and plastic bottles, and protect metal packaging from corrosion and the contents from the influences of metal.

In the second quarter of 2001, sales of construction chemicals were $92.9 million, an increase of 1.2% over the same period in 2000. For the six months ended June 30, 2001, sales of construction chemicals were $170.9 million, a decrease of 0.3% over the same period in 2000. Volume growth across all regions was offset by the negative impact of currency translation. Sales of building materials in the second quarter of 2001 increased 3.5% to $62.6 million compared to the second quarter of 2000. For the six months ended June 30, 2001, sales increased 3.2% to $120.4 million. Volume increases in North America were offset by weak currencies and depressed construction activity in Europe and Asia Pacific. Sales of container products increased 8.2% to $62.1 million for the second quarter of 2001 while sales increased 8.1% to $123.6 million for the six months ended June 30, 2001 as compared to the prior year period. The increase relates to the positive impact of the Hampshire Polymers business acquired in July 2000 as well as higher sales of specialty coatings products. Excluding the negative impacts of foreign exchange, sales for the Performance Chemicals segment were up 7.2% and 6.7% compared to the second quarter of 2000 and six months ended June 30, 2000, respectively.

Operating Earnings

Pre-tax operating income decreased 1.9% to $30.5 million in the second quarter of 2001, and operating margin of 14.0% was down 0.8 percentage points from the second quarter of 2000. These decreases were caused by higher energy and raw material costs as discussed above.

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

=============================================================
CORE OPERATIONS
(Dollars in millions)
=============================================================
CAPITAL INVESTED IN CORE            JUNE 30,   December 31,
OPERATIONS                            2001         2000
=============================================================
BOOK VALUE OF INVESTED CAPITAL
Receivables .....................  $   346.4  $     187.4
Inventory .......................      158.8        144.2
Properties and equipment, net ...      577.4        596.2
Intangible assets and other......      489.9        437.8
                                   --------------------------
ASSETS SUPPORTING CORE OPERATIONS    1,572.5      1,365.6
Accounts payable and accruals....     (323.9)      (329.9)
                                   --------------------------
CAPITAL INVESTED IN CORE
     OPERATIONS..................  $ 1,248.6  $   1,035.7
                                   --------------------------
After-tax return on average
     invested capital (trailing
     four quarters)..............      10.3%       12.0%
=============================================================

                                       SIX MONTHS ENDED
                                           JUNE 30,
                                   --------------------------
NET CASH FLOW FROM CORE OPERATIONS     2001         2000
=============================================================
CASH FLOWS:
Pre-tax operating income ........  $    86.5  $      98.5
Depreciation and amortization ...       42.6         44.3
                                   --------------------------
PRE-TAX EARNINGS BEFORE
DEPRECIATION AND AMORTIZATION ...      129.1        142.8
Capital expenditures ............      (26.8)       (27.3)
Businesses acquired .............      (56.5)       (44.9)
Receivables securitization
  program .......................      (65.3)        (1.0)
Working capital and other changes      (96.6)       (53.0)
                                   --------------------------
NET CASH FLOW FROM CORE
  OPERATIONS ....................  $  (116.1) $      16.6
=============================================================

The Company has a net asset position supporting its core operations of $1,248.6 million at June 30, 2001 compared to $1,035.7 million at December 31, 2000 after adding back the cumulative translation account reflected in Shareholders' Equity (Deficit) of $162.9 million at June 30, 2001 and $140.2 million at December 31, 2000. Weighted average invested capital over the past four quarters was $1,088.4 million. The change in the net asset position is primarily due to an increase in net assets from business acquisitions and the termination of the receivables securitization program. After-tax return on capital invested in core operations (calculated based on a trailing four quarters) decreased 1.7 percentage points.

The Company has a number of financial exposures originating from past businesses, products and events. These obligations arose from transactions and/or business practices that date back to when Grace was a much larger company, when it produced products or operated businesses that are no longer part of its revenue base, and when government regulations and scientific knowledge were much less advanced than today. Grace's current core operations, together with other available assets, are being managed to generate sufficient cash flow to fund these obligations over time. Each noncore liability has different characteristics, risks and expected liquidation profiles. The table below summarizes the net noncore liabilities at December 31, 2001 and June 30, 2001, and the net cash flow from noncore activities for the six months ended June 30, 2001 and 2000.

=============================================================
NONCORE ACTIVITIES
(Dollars in millions)
=============================================================
                                   JUNE 30,    December 31,
NET NONCORE LIABILITY                2001          2000
=============================================================

Asbestos-related litigation....   $ (1,000.6) $ (1,105.9)
Asbestos-related insurance
   receivable .................        334.6       372.0
                                  ---------------------------
Asbestos-related liability, net       (666.0)     (733.9)
Environmental remediation......       (158.1)     (174.9)
Postretirement benefits........       (182.4)     (189.1)
Retained obligations and other.        (76.3)      (78.1)
-------------------------------------------------------------
NET NONCORE LIABILITIES........   $ (1,417.4) $ (1,548.0)
=============================================================
                                       SIX MONTHS ENDED
                                           JUNE 30,
NET CASH FLOW FROM NONCORE        ---------------------------
     ACTIVITIES                       2001         2000
=============================================================

Pre-tax income from noncore
     activities................   $      8.5  $      0.4
Other changes..................         14.3        24.0
Cash spending for:
  Asbestos-related litigation,
     net of insurance recovery.        (67.7)      (50.8)
  Environmental remediation....        (18.0)      (18.8)
  Postretirement benefits......        (10.5)      (10.2)
  Retained obligations and other        (2.6)      (13.3)
-------------------------------------------------------------
NET CASH FLOW FOR NONCORE
     ACTIVITIES ...............   $    (76.0) $    (68.7)
=============================================================

As a result of the Filing, the noncore liabilities listed in the table above are subject to compromise under Chapter 11. A plan of reorganization under Chapter 11 could result in material changes to the carrying value of such liabilities.

ASBESTOS-RELATED MATTERS

Grace is a defendant in lawsuits relating to previously sold asbestos-containing products. During the second quarter of 2001, Grace received a net $3.7 million with respect to its asbestos-related litigation, as insurance proceeds related to prior period payments exceeded defense and disposition costs as a result of the Filing. For the six months ended June 30, 2001, Grace paid $67.7 million for the defense and disposition of asbestos-related litigation, net of insurance proceeds. In 2000, Grace paid a net of $36.7 million and $50.7 million during the second quarter and six months ended June 30, 2000, respectively. At June 30, 2001, Grace's balance sheet reflects a gross liability for asbestos-related litigation of $1,000.6 million and a liability net of insurance recovery of $666.0 million, which represents management's estimate as of the balance sheet date (in conformity with generally accepted accounting principles) of the undiscounted net cash outflows in satisfaction of Grace's current and expected asbestos-related claims based on facts and circumstances existing as of the Filing Date. Changes to the recorded amount of such liability will be based on Chapter 11 developments and management's assessment of the claim amounts that will ultimately be allowed by the Bankruptcy Court.

The Consolidated Balance Sheet at June 30, 2001 includes total amounts due from insurance carriers of $334.6 million pursuant to settlement agreements with insurance carriers. The recovery of amounts due from insurance carriers is consistent with the timing of payment of an asbestos claim.

See Note 3 to the Consolidated Financial Statements for further information concerning asbestos related lawsuits and claims. Although all such litigation has been stayed, Grace expects to continue to fund claims processing costs and certain defense costs as part of its Chapter 11 proceedings.

ENVIRONMENTAL MATTERS

Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace charged its previously established reserves for environmentally impaired sites during the second quarter of 2001 and 2000 for $7.9 million and $5.0 million, respectively, and $18.0 million and $18.8 million during the six months ended June 30, 2001 and 2000, respectively. At June 30, 2001, Grace's liability for environmental investigatory and remediation costs related to continuing and discontinued operations totaled $158.1 million, as compared to $174.9 million at December 31, 2000. Grace expects that the funding of environmental remediation activities will be affected by the Chapter 11 proceedings.

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

Spending under this program during the second quarter of 2001 was $4.9 million and during the six months ended June 30, 2001 was $10.5 million. This amount is consistent with expected spending of approximately $22.1 million for the year ended December 31, 2001. Grace's recorded liability of $182.4 million at June 30, 2001 is stated at net present value discounted at 7.5%. The continued payment of these benefits has been approved by the Bankruptcy Court.

RETAINED OBLIGATIONS OF DIVESTED BUSINESSES

The principal retained obligations of divested businesses relate to contractual indemnification and to contingent liabilities not assumed by the new owner. At June 30, 2001, Grace had recorded $76.5 million to satisfy such obligations. Grace expects that these claims will be resolved as part of its plan of reorganization under Chapter 11.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

LIQUIDITY POSITION

Total debt outstanding at June 30, 2001 was $589.5 million, which includes $500.0 million outstanding under pre-petition committed borrowing facilities. As a result of the Filing, Grace is now in default on $507.0 million of such debt which has been included in liabilities subject to compromise as of June 30, 2001. The automatic stay provided under the Bankruptcy Code prevents the Company's lenders from taking any action to collect the principal amounts as well as related accrued interest. In addition, the Company's accounts receivable securitization program has been terminated, and all outstanding balances have been satisfied under the terms of the program.

To meet its liquidity needs over the next two years, Grace entered into a debtor-in-possession loan facility (the "DIP facility") in the aggregate amount of $250 million, under which Grace has borrowed $75 million as of June 30, 2001. In addition, Grace has cash and cash equivalents of $142.6 million and cash value of life insurance (net) of $77.7 million at June 30, 2001. Management believes that the DIP facility and the existing liquid assets will be sufficient to meet the operating needs of Grace over the next year.

CASH FLOW

Cash flow from core operations during the six months ended June 30, 2001 was an outflow of $116.1 million compared to an inflow of $16.6 million for the prior year period. This reduction in cash flows from core operations was primarily attributable to working capital pressures stemming from concerns over the Filing and the termination of the receivable securitization program.

The net cash flow of noncore activities was an outflow of $76.0 million for the six months ended June 30, 2001, compared to an outflow of $68.7 million for the prior year period. The increased cash outflow was primarily due to higher asbestos-related payments in 2001 as compared to 2000, despite the stay on payments for asbestos-related claims after the Filing Date.

Cash flows for investing activities during the six months ended June 30, 2001 were $81.1 million, compared to $76.5 million during the prior year period. Net cash outflow for the six months ended June 30, 2001 was impacted by capital expenditures, and $56.5 million used for business acquisitions. Total capital expenditures during the six month periods ended June 30, 2001 and 2000 were $26.8 and $27.3, respectively, substantially all of which was directed toward Grace's business segments.

Net cash provided by financing activities during the six months ended June 30, 2001 was $201.7 million, principally representing $166.8 million in net borrowings against the Company's credit facilities, including $75.0 million against the DIP facility, net of $3.5 million in fees, and $34.9 million of proceeds from loans secured by the cash value of life insurance policies, net of loan repayments. The net borrowing against the credit facilities and life insurance policies was used primarily to fund the business acquisitions, asbestos payments, working capital requirements and the termination of the receivables securitization program. Cash provided by financing activities during the six months ended June 30, 2000 was $53.4 million, principally representing $111.7 million in net borrowings against the Company's credit facilities, offset by payments for long term debt and the purchase of treasury stock.

Grace is the beneficiary of life insurance policies on current and former employees with benefits in force of approximately $2,287.7 million and a net cash surrender value of $77.7 million at June 30, 2001, comprised of $463.2 million in policy gross cash value offset by $385.5 million of principal and accrued interest on policy loans. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flows (primarily tax-free) over an extended period. The Company intends to utilize policy cash flows, which are actuarially projected to range from $15 million to $45 million annually over the policy terms, to fund (partially or fully) noncore liabilities and to earmark gross policy cash value as a source of funding for noncore obligations.

Grace employees currently receive salaries, incentive bonuses, other benefits, and stock options. Each stock option granted under the Company's stock incentive plan has an exercise price equal to the fair market value of the Company's common stock on the date of grant. In the first six months of 2001, the Company granted a total of 1,329,246 options with an average exercise price of $2.53. Poor stock price performance and the Filing have diminished the value of the option program to current and prospective employees, which caused the

Company to change its long-term incentive compensation program into more of a cash-based program. The Company has also sought to address employee retention issues by providing added compensation to certain employees and increasing the company contribution to its savings and investment plan. For the six months ended June 30, 2001, Grace's pre-tax income from core operations includes an expense of $5.0 million for these Chapter 11 related compensation charges.

--------------------------------------------------------------------------------
ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interest method in accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 141 is effective for business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives to no longer require amortization, but rather an annual review for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for goodwill and intangible assets acquired prior to July 1, 2001, and applies to all goodwill and other intangible assets recognized in an entity's financial statements as of that date. Goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the nonamortization and amortization provisions of SFAS No. 142. Amortization expense for the six months ended June 30, 2001 of $2.3 million includes $0.7 million related to the amortization of goodwill that will not be required after December 31, 2001 under SFAS No. 142.

--------------------------------------------------------------------------------
FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. In addition to the uncertainties referred to in Management's Discussion and Analysis of Results of Operations and Financial Condition, other uncertainties include the impact of worldwide economic conditions; pricing of both the Company's products and raw materials; customer outages and customer demand; factors resulting from fluctuations in interest rates and foreign currencies; the impact of competitive products and pricing; success of Grace's process improvement initiatives; the impact of tax and legislation and other regulations in the jurisdictions in which the Company operates; and developments in and the outcome of the Chapter 11 proceedings discussed above. Also, see "Introduction and Overview - Projections and Other Forward-Looking Information" in Item 1 of Grace's current Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Grace had no outstanding derivative financial instruments on June 30, 2001. For further information concerning Grace's quantitative and qualitative disclosures about market risk, refer to Note 11 in the Consolidated Financial Statements in the 2000 Form 10-K.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

Notes 1 and 3 to the interim consolidated financial statements in Part I of this Report are incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         (a) Exhibits. The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q.

              4 Post-Petition Loan and Security Agreement dated as of April 1, 2001 among the Financial Institutions named therein as the Lenders, Bank of America, N.A. as the Agent, and W. R. Grace & Co. and subsidiaries of W. R. Grace & Co. named therein as Debtors and Debtors-in-Possession.

              15   Accountants' Awareness Letter

         (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the second quarter of 2001.

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

                                       W. R. GRACE & CO.
                                       -----------------
                                         (Registrant)

Date:  August 14, 2001                 By    /s/ Robert M. Tarola
                                                 Robert M. Tarola
                                              Chief Financial Officer
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION OF EXHIBIT


     4 Post-Petition Loan and Security Agreement dated as of April 1, 2001 among the Financial Institutions named therein as the Lenders, Bank of America, N.A. as the Agent, and W. R. Grace & Co. and subsidiaries of W. R. Grace & Co. named therein as Debtors and Debtors-in-Possession.

     15       Accountants' Awareness Letter