Form 10-K
period 2001-12-31
W R GRACE & CO
filed 2002-03-28
CIK 1045309

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

For the fiscal year ended December 31, 2001       Commission file number 1-13953

                                W. R. GRACE & CO.

Incorporated under the Laws of the            I.R.S. Employer Identification No.
        State of Delaware                                  65-0773649

                 7500 GRACE DRIVE, COLUMBIA, MARYLAND 21044-4098
                                  410/531-4000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                               WHICH REGISTERED
       ------------------                                ----------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

The aggregate market value of W. R. Grace & Co. voting stock held by nonaffiliates (consisting of all voting stock other than stock held by directors and executive officers) was approximately $150,000,000 at March 1, 2002.

At March 1, 2002, 65,478,959 shares of W. R. Grace & Co. Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

================================================================================

                                                       TABLE OF CONTENTS

PART I............................................................................................................1


         Item 1.      Business....................................................................................1
                           Chapter 11 Filing......................................................................1
                           Business Overview......................................................................2
                           Products and Markets...................................................................3
                           Discontinued Operations................................................................8
                           Research Activities....................................................................8
                           Patents and Other Intellectual Property Matters........................................9
                           Environmental, Health and Safety Matters...............................................9
         Item 2.      Properties.................................................................................10
         Item 3.      Legal Proceedings..........................................................................10
         Item 4.      Submission of Matters to a Vote of Security Holders........................................14

PART II..........................................................................................................14


         Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters......................14
         Item 6.      Selected Financial Data....................................................................16
         Item 7.      Management's Discussion and Analysis of Results of Operations and Financial Condition......16
         Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.................................16
         Item 8.      Financial Statements and Supplementary Data................................................16
         Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......16

PART III.........................................................................................................17


         Item 10.     Directors and Executive Officers of the Registrant.........................................17
         Item 11.     Executive Compensation.....................................................................19
         Item 12.     Security Ownership of Certain Beneficial Owners and Management.............................28
         Item 13.     Certain Relationships and Related Transactions.............................................30

PART IV..........................................................................................................30


         Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................30

SIGNATURES.......................................................................................................35

FINANCIAL SUPPLEMENT............................................................................................F-1

                                     PART I


ITEM 1.       BUSINESS

CHAPTER 11 FILING

     On April 2, 2001, W. R. Grace & Co. and 61 of its United States subsidiaries and affiliates filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Delaware. The cases were consolidated for the purpose of joint administration and were assigned case numbers 01-01139 through 01-01200. Grace's non-U.S. subsidiaries and certain of its U.S. subsidiaries were not included in the filing.

     The filing was made in response to a sharply increasing number of asbestos-related bodily injury claims. Under Chapter 11, Grace is operating its businesses as debtor-in-possession under court protection from its creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the asbestos-related claims against it.

     Prior to 2000, Grace was able to settle asbestos-related claims through direct negotiations. The filing of claims had stabilized, and annual cash flows were manageable and fairly predictable. In 2000, the litigation environment changed with an unexpected 81% increase in bodily injury claims, which Grace believes was due to a surge in unmeritorious claims. Trends in claims filing and settlement demands showed no signs of returning to historic levels and were exacerbated by the Chapter 11 filings of several co-defendants in asbestos bodily injury litigation. These trends greatly increased the risk that Grace would not be able to resolve its pending and future asbestos claims under the state court system.

     Grace concluded that a federal court-supervised Chapter 11 filing provides the best forum available to achieve predictability and fairness in the claims settlement process. By filing under Chapter 11, Grace expects to be able both to obtain a comprehensive resolution of the claims against it and preserve the inherent value of its businesses.

     As a consequence of the filing, pending litigation against Grace is generally stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to realize its pre-petition claims except pursuant to order of the Bankruptcy Court. Grace intends to address all of its pending and future asbestos-related claims and all other pre-petition claims in a plan of reorganization. The formulation and implementation of a plan of reorganization could take a significant period of time. Since the filing, all motions necessary to conduct normal business activities have been approved by the Bankruptcy Court.

     Grace's asbestos-related litigation and Chapter 11 filing are further discussed in Item 3 of this Report, and in Notes 1, 2 and 3 to Grace's Consolidated Financial Statements as of December 31, 2001 and December 31, 2000 and for the three years in the period ended December 31, 2001 ("Consolidated Financial Statements") and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement to this Report.

     As used in this Report, the term "Grace" or the "Company" refers to W. R. Grace & Co., a Delaware corporation and, in certain cases, one or more of its subsidiaries and/or their respective predecessors.

BUSINESS OVERVIEW

         Grace, through its subsidiaries, is one of the world's leading specialty chemicals and materials companies. Grace entered the specialty chemicals industry in 1954, when it acquired both the Dewey and Almy Chemical Company and the Davison Chemical Company. Grace operates in the following two business segments:

o Davison Chemicals manufactures catalysts and silica-based products. Davison Chemicals' catalysts include (1) fluid cracking catalysts and additives used by petroleum refineries to convert distilled crude oil into transportation fuels and other petroleum-based products; (2) hydroprocessing catalysts that upgrade heavy oils and remove certain impurities; and (3) polyolefin catalysts and catalyst supports that are essential components in the manufacture of high density and linear low density polyethylene resins used in products such as plastic film, high-performance plastic pipe and plastic household containers. Davison Chemicals' silica gels, colloidal silicas, precipitated silicas, and zeolite adsorbents are used in a wide variety of industrial and consumer applications, such as ink jet paper, separations/chromatography, plastics, toothpastes, paints, precision investment casting, rubber compounds and insulated glass, as well as in the refining of edible oils and for purification in petrochemical processes. Davison Chemicals accounted for approximately 51% of Grace's 2001 sales.

o Performance Chemicals produces (1) specialty construction chemicals, including performance-enhancing concrete admixtures, cement additives and masonry products; (2) specialty building materials, including fireproofing and waterproofing materials and systems; and (3) sealants and coatings for packaging that protect food and beverages from bacteria and other contaminants, extend shelf life and preserve flavor. Performance Chemicals accounted for approximately 49% of Grace's 2001 sales.

         Grace's principal executive offices are located at 7500 Grace Drive, Columbia, Maryland 21044, telephone 410/531-4000. As of year-end 2001, Grace had approximately 6,400 full-time employees worldwide in its continuing operations.

         Information concerning the net sales, pretax operating income and total assets of Grace's continuing operations by business segment and information by geographic area for 2001, 2000 and 1999 is contained in Note 20 to the Consolidated Financial Statements in the Financial Supplement to this Report.

         Strategic Objectives and Actions. Grace's strategy has been, and will continue to be, to seek to enhance enterprise value by profitably growing its specialty chemicals businesses globally and achieving high levels of financial performance. To achieve these objectives, Grace plans to (i) invest in research and development activities, with the goals of introducing new high-performance products and services and enhancing manufacturing processes; (ii) implement process and productivity improvements and cost-management initiatives (including the use of Six Sigma processes) such as rigorous controls on working capital and capital spending; and (iii) pursue selected acquisitions and alliances. These plans are designed to make Grace a high-performance company focused on the strengths of its global specialty chemicals businesses.

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

     Most significantly, Grace filed for protection under Chapter 11 on April 2, 2001 as a result of a sharply increasing number of asbestos bodily injury claims. See Item 3 of this Report, and Notes 1, 2 and 3 to Grace's Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement to this Report, for a more detailed discussion of risks related to Grace's asbestos liabilities.

     In addition to general economic, business and market conditions, Grace is also subject to other risks and uncertainties, including the following:

o developments in and the outcome of the Chapter 11 proceedings, including but not limited to the determination of the allowed number and cost of resolution of pending and future asbestos-related claims and the time required to confirm and implement a plan of reorganization;

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

o the consolidation of major customers, which could increase customer purchasing power, thereby putting pressure on operating profits;

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

o an inability to adapt to continuing technological improvements by competitors or customers; and

o the acquisition (through theft or other means) and use by others of Grace's proprietary formulas and other know-how (particularly in the sealants and coatings business).

See Notes 1, 2, 3, 4, 5, 10, 13 and 15 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional information concerning risks and uncertainties.

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

         Grace's management believes that in specialty chemicals businesses technological leadership (resulting from continuous innovation through research and development), combined with product differentiation and superior customer service, lead to high operating margins. Grace believes that these factors reward the research and development and customer service costs associated with its strategy.

         Davison Chemicals Business Segment (Catalysts and Silica-Based Products). Davison, founded in 1832, is composed of two primary product groups:
(i) catalysts and (ii) silica products and adsorbents. These product groups principally apply silica, alumina and zeolite technology in the design and manufacture of products to meet the varying specifications of such diverse customers as major oil refiners, plastics and chemical manufacturers, and consumer products and pharmaceutical/nutraceutical companies. Davison believes that its technological expertise provides a competitive edge, allowing it to quickly design products and materials that meet changing customer specifications and to develop new products and materials that expand its existing technology.

         Davison produces refinery catalysts, including (i) fluid cracking catalysts ("FCC") used by petroleum refiners to convert distilled crude oil into more valuable transportation fuels (such as gasoline and diesel fuels) and other petroleum-based products, and (ii) hydroprocessing catalysts that upgrade heavy oils and remove certain impurities (such as nitrogen, sulfur and heavy metals). Davison also develops and manufactures FCC additives used for octane enhancement and to reduce emissions of sulfur oxides, nitrogen oxides and carbon monoxide from the FCC unit. Davison has recently introduced new catalyst/additive technologies for sulfur reduction in gasoline. Oil refining is a highly specialized discipline, demanding that products be tailored to meet local variations in crude oil and the refinery's product mix. Davison works regularly with most of the approximately 360 refineries in the world, helping to find the most appropriate catalyst formulations for refiners' changing needs. To better serve its customers, Davison recently introduced e-Catalysts.com, a user-specific web site.

         Davison's catalyst business has benefited from the increased use of FCC units to produce selected petrochemical feedstocks. It has also benefited from the passage of more stringent environmental regulations, which has increased demand for FCC additives that reduce emissions. Davison's business is affected by the capacity utilization of refiners' cracking units - as capacity utilization increases, the refiner uses a disproportionately greater amount of FCCs. Consolidation in the refining industry may affect Davison's sales and margins, as the purchasing power of its customers may increase, and the gain or loss of a customer may have a greater impact on Davison's sales.

         Increased demand for hydroprocessing catalysts has recently been driven by the demand for lower sulfur content in transportation fuels. Davison has recently introduced new catalyst technologies for sulfur reduction in gasoline and diesel fuels. Davison also has expanded its hydroprocessing catalyst offerings through two recent transactions. In 2000, Davison acquired the distillate catalyst business of the Crosfield Group. In March 2001, Grace and Chevron U.S.A. Inc. formed Advanced Refining Technologies ("ART") , a joint venture combining Chevron's fixed bed residuum catalyst business with Davison's ebullating bed residuum catalyst and distillate catalyst business.

         Davison believes it is one of the world leaders in refinery catalysts and the largest supplier of FCCs in the world. Competition in the refinery catalyst business is based on technology, product performance, customer service and price. Davison's two principal global competitors in FCCs are Engelhard Corporation and Akzo Nobel. Davison has several competitors for FCC additives and hydroprocessing catalysts.

         Davison is also a major producer of polyolefin catalysts and catalyst supports, essential components in the manufacture of high density and linear low density polyethylene resins that are in turn used in products such as plastic film, high-performance plastic pipe and plastic household containers. Davison catalysts and catalyst supports are used in manufacturing nearly half of all such resins produced worldwide. The polyolefin catalyst business is technology-intensive and focused on providing products formulated to meet customer specifications. There are many manufacturers of polyolefin catalysts, and most compete on a worldwide basis. Competition has recently intensified because of evolving technologies, particularly the use of metallocene catalysts, which allow manufacturers to design polymers with exact performance characteristics. In January 2002, Davison acquired the polyolefin catalyst manufacturing assets of Borealis AB, giving Davison access to polyolefin catalyst and catalyst carrier segments and technologies new to Davison.

          Silica products and zeolite adsorbents produced by Davison are used in a wide variety of industrial and consumer applications. Davison manufactures silica gels, colloidal silicas and precipitated silicas. These silicas have different physical properties, such as particle size, surface area, porosity and surface chemistry, which give each type of silica unique features, that make it appropriate for specific applications. Davison has multiple competitors in each silicas/adsorbents segment in which it participates. Competition is based on product performance, customer service and price.

         Silica gels are used in coatings as matting agents (i.e., to reduce gloss), in plastics to improve handling, in toothpastes as abrasives and whiteners, in foods to carry flavors and prevent caking, and in the purification of edible oils and beer stabilization. Davison is using its expertise in silica gels technology to develop new products for existing markets, such as coatings. Recently, Davison also has introduced new products for the high-growth ink receptive paper segment, including improved gels for ink absorption on glossy media and new paper coating formulas.

         Colloidal silicas are used primarily as binders in precision investment casting and refractory applications. Davison acquired this product line in 2000 from E.I. DuPont de Nemours. Precipitated silicas are used predominantly in the manufacture of tires and other industrial rubber goods such as belts, hoses and footwear. Davison acquired this product line in March 2001 from Akzo-PQ Silicas. Zeolites, while not silica-based products, are based on silica/alumina technology. Zeolites adsorbents are used between the two panes of insulating glass to adsorb moisture and are also used in process applications to adsorb water and separate certain chemical components from mixtures.

         In March 2001, Davison acquired The Separations Group, a manufacturer of chromatography columns and separations media. This acquisition is expected to provide Davison with opportunities to use its materials sciences expertise to accelerate growth into biotechnology separations applications.

         The silicas and adsorbents business has a large, fragmented customer base, reflecting the diverse markets served by its products. To better serve these customers, Davison has introduced web-based initiatives, starting with online ordering of packaged desiccants and offering process design formulas online to assist customers in quickly and efficiently determining their needs. Approximately half of Davison's silica and adsorbent sales are in Europe.

         Davison's net sales were $874 million in 2001, $784 million in 2000 and $751 million in 1999; 42% of Davison's 2001 net sales were generated in North America, 35% in Europe, 17% in Asia Pacific, and 6% in Latin America. Sales of catalysts accounted for 36% of total net sales of Grace in 2001, 35% in 2000, and 34% in 1999. Sales of silica products and zeolite adsorbents accounted for 15% of Grace's total net sales in 2001 and 14% in 2000 and 1999. At year-end 2001, Davison employed approximately 3,100 people worldwide in 15 facilities (10 in the U.S., two in Germany, and one each in Canada, Brazil and Malaysia). Davison's principal U.S. manufacturing facilities are located in Baltimore, Maryland and Lake Charles, Louisiana. Davison has a direct selling force and distributes its products directly to approximately 9,000 customers (500 for catalysts and more than 8,500 for silicas/adsorbents), the largest of which accounted for approximately 2% of Davison's 2001 sales.

         Most raw materials used in the manufacture of Davison products are available from multiple sources. In some instances, Davison produces its own raw materials and intermediates. During the second half of 2000 and the first half of 2001, because of worldwide supply/demand imbalances, Davison experienced significantly higher natural gas and petroleum-based raw material price increases, which had a negative impact on its operating margins. Seasonality does not have a significant overall effect on

Davison's business. However, sales of FCC catalysts tend to be lower in the first quarter prior to the shift in production by refineries from home heating oil for the winter season to gasoline production for the summer season. Silica products and polyolefin catalysts are the product lines most sensitive to general downturns in economic activity.

         Performance Chemicals Business Segment (Specialty Construction Chemicals, Specialty Building Materials, and Sealants and Coatings). Performance Chemicals was formed in July 1999 by integrating Grace's construction products businesses with its Darex(R) sealants and coatings businesses. Grace integrated these businesses, which share many facilities around the world and are headquartered in the Cambridge, Massachusetts area, in order to realize efficiencies in supply chain management, process improvement, commercialization of new products and marketing.

         Performance Chemicals is a leading supplier of specialty construction chemicals and building materials to the nonresidential (commercial and infrastructure) construction industry, and to a lesser extent, the residential construction industry. Specialty construction chemicals (principally concrete admixtures, cement additives and masonry products) add strength, control corrosion and enhance the handling and application of concrete, improve the manufacturing efficiency and performance of cement, and improve the water resistance and other qualities of masonry wall systems. A number of new construction chemicals products and product enhancements have been introduced in recent years. These include an admixture that reduces concrete shrinkage and helps prevent cracking; a product that enables contractors to obtain acceptable concrete set times in colder temperatures; an admixture that inhibits corrosion and prolongs the life of concrete structures; and an additive that improves cement processing efficiency and product quality. Grace seeks to continuously improve and adapt these products for different applications.

         In 1999, Performance Chemicals introduced a new masonry admixture for improving the freeze/thaw durability of segmental retaining wall units and pavers, and new structural fiber reinforcements for concrete that provide a corrosion-free alternative to steel fibers and welded wire mesh. In 2001, new fiber reinforcements and a system for producing self-consolidating concrete (which improves how the concrete conforms to the shape of a structure) were introduced. Also in 2001, Performance Chemicals expanded the geographic scope and product offerings of its specialty construction chemicals business through the acquisition of Pieri S.A., based in France.

         Specialty building materials prevent water damage to structures (such as water- and ice-barrier products for residential use and waterproofing systems for commercial structures) and protect structural steel against collapse caused by fire. In North America, the specialty building materials product line also manufactures and distributes vermiculite products used in insulation and other applications. Recent product developments include liquid-applied waterproofing products and new roof underlayments that provide protection from ice and wind-driven rain; enhancements to fireproofing products that improve applicator productivity; and fireproofing products for industrial, petrochemical and acoustical applications. In addition, through the acquisition of International Protective Coatings Corporation in 2000, firestops were added to Performance Chemicals' product offerings. Firestops are caulk and sealant systems that retard the spread of heat, flame and smoke through walls and ceiling joints, as well as openings in buildings for wiring and piping through which heat, flame or smoke can penetrate.

         In addition to new product introductions, product enhancements and acquisitions, Performance Chemicals looks for growth opportunities in developing economies, where increases in construction activity and sophistication of construction practices can increase demand for Performance Chemicals' construction chemicals and building materials products.

         The construction chemicals and building materials produced by Performance Chemicals are marketed to an extremely broad range of customers, including cement manufacturers, ready-mix and precast concrete producers, local contractors, specialty subcontractors and applicators, masonry block manufacturers, building materials distributors and other industrial manufacturers, as well as construction specifiers, such as architects and structural engineers. For some of these customer groups (such as contractors), cost and ease of application are key factors in making purchasing decisions; for others (such as architects and structural engineers), product performance and design versatility are the critical factors. In view of this diversity, and because the construction chemicals and building materials businesses require intensive sales and customer service efforts, Performance Chemicals maintains a separate sales and technical support team for each of its product groups. These sales and support teams sell products under global contracts, under U.S. or regional contracts and on a job-by-job basis. Consequently, Performance Chemicals competes globally with several large construction materials suppliers and regionally and locally with numerous smaller competitors. In recent years, the cement and concrete industry has experienced some consolidation, particularly in markets outside of the U.S. Competition is based largely on technical support and service, product performance, adaptability of the product and price.

         The construction business is cyclical in response to economic conditions and construction demand. The construction business is also seasonal due to weather conditions. Performance Chemicals seeks to increase profitability and minimize the impact of cyclical downturns in regional economies by introducing technically advanced higher-performance products, expanding geographically, and developing business opportunities in renovation construction markets. Although in recent years these strategies have been successful in minimizing the impact of cyclicality on Performance Chemicals' construction business, the continued success of these strategies cannot be assured, and such cyclicality could adversely affect its business and results of operations in the future.

         The raw materials used by the construction chemicals and building materials product lines can be obtained from multiple sources, including commodity chemical producers, petroleum companies and paper manufacturers. In most instances, there are at least two alternative suppliers for each of the principal raw materials used by these businesses.

         The Darex(R) sealants and coatings business consists primarily of four product lines: can sealants and closure sealants for rigid containers, coatings for metal packaging, and specialty barrier coatings for flexible packaging. These products are used to assure the quality of packaging and to preserve container contents. Can sealants ensure a hermetic seal between the lid and the body of beverage, food, aerosol and other cans. Closure sealants are used to seal pry-off and twist-off metal crowns, as well as roll-on pilfer-proof and plastic closures for glass and plastic bottles and jars used in beverage and food applications. Coatings are used in the manufacture of cans and closures to protect the metal against corrosion, to protect the contents against the influences of metal, to ensure proper adhesion of sealing compounds to metal surfaces, and to provide base coats for inks and for decorative purposes. These products are principally sold to companies that manufacture containers. Specialty barrier coatings are used to improve the gas and/or vapor barrier performance of various packaging materials. They are principally sold to manufacturers of oriented polypropylene films for food packaging.

         Performance Chemicals is seeking to expand its Darex(R) product offerings and improve sales growth througH developing technologies, such as its oxygen-scavenging compounds (which absorb oxygen resulting in extended shelf life) and high barrier materials that limit gas transmission into plastic packaging. Performance Chemicals is also looking to improve sales of sealants and coatings through continued growth in developing regions. However, sales growth has been impacted and will likely be impacted in the future by the trend toward increasing use of plastic packaging. Therefore, Performance Chemicals has also been focusing on improving the profitability and cash flows of this business through productivity initiatives and a worldwide program to rationalize facilities.

         Competition is based on providing high-quality customer service at customer sites, as well as on uniform product quality and reliability, the ability to offer environmentally-friendly products and price. In addition, because of the relative concentration of the canning and bottling market, maintaining relationships with leading container manufacturers, canners and bottlers, and assisting them as they reengineer processes are key elements for success. In 2001, approximately 35% of sealants and coatings sales were derived from its top ten customers.

         Although raw materials used in the sealants and coatings business, including resins, rubber and latices, are generally available from multiple sources, certain raw materials are purchased from single source suppliers. Some raw materials are also subject to pricing pressures from time to time, particularly certain specialty resins. Also, currency devaluations in developing countries may adversely affect raw material costs and the prices the business may charge for its products. Performance Chemicals has been successful in establishing a supply chain organization focused on managing raw material costs and flow to alleviate some of these pressures. The impact of seasonality is not significant to the sealants and coatings business.

         Performance Chemicals' 2001 net sales totaled $849 million (60% in North America, 20% in Europe, 14% in Asia Pacific, and 6% in Latin America), versus $814 million in 2000 and $800 million in 1999. Sales of specialty construction chemicals accounted for 21% of Grace's total net sales in 2001, 22% in 2000 and 22% in 1999; sales of specialty building materials accounted for 14% of Grace's total net sales in 2001, 2000 and 1999; and sales of Darex products accounted for 14% of Grace's total net sales in 2001, 15% in 2000 and 16% in 1999. At year-end 2001, Performance Chemicals employed approximately 3,000 people at 65 production facilities (25 in North America, 19 in Asia Pacific, 14 in Europe, and 6 in Latin America) and approximately 70 sales offices worldwide. Performance Chemicals' capital expenditures tend to be relatively lower, and sales and marketing expenditures tend to be relatively higher, than those of Davison Chemicals.


DISCONTINUED OPERATIONS

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

         Research and development expenses relating to continuing operations amounted to $50 million in 2001 (including $5.8 million incurred on behalf of the ART joint venture), $46 million in 2000 and $42 million in 1999. These amounts include expenses incurred in funding external research projects. The amount of research and development expenses relating to government- and customer-sponsored projects (rather than projects sponsored by Grace) was not material.

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

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         Manufacturers of specialty chemicals products, including Grace, are subject to stringent regulations under numerous U.S. federal, state and local and foreign environmental, health and safety laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace has expended substantial funds to comply with such laws and regulations and expects to continue to do so in the future. The following table sets forth Grace's expenditures in the past three years, and its estimated expenditures in 2002 and 2003, for (i) the operation and maintenance of environmental facilities and the disposal of wastes with respect to continuing operations; (ii) capital expenditures for environmental control facilities relating to continuing operations; and (iii) site remediation:


                              (i)                (ii)                  (iii)
                         Operation of
                        Facilities and          Capital                Site
                        Waste Disposal       Expenditures           Remediation
                        --------------       ------------           -----------
                                            (in $ millions)

     1999                     $31                  $6                   $25
     2000                      26                   4                    47
     2001                      32                   4                    29
     2002 (est.)               34                   7                    27
     2003 (est.)               36                   6               25 - 40


         Additional material environmental costs may arise as a result of matters related to Grace's former vermiculite mining activities in the Libby, Montana area. For additional information, see Item 3 of this Report and Note 15 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement to this Report.

         Grace seeks continuously to improve its environmental, health and safety performance. To the extent applicable, Grace extends the basic elements of the American Chemistry Council's Responsible Care(R) program to all Grace locations worldwide, embracing specific performance objectives in the key areas of product stewardship, employee health and safety, community awareness and emergency response, distribution, process safety and pollution prevention.

         See Item 3 below for information concerning environmental proceedings to which Grace is a party.

ITEM 2.           PROPERTIES

         Grace operates manufacturing and other types of plants and facilities (including office and other service facilities) throughout the world. Some of these plants and facilities are shared by more than one Grace business unit, and since the disposition of its packaging business in 1998, some plants and facilities are shared with Sealed Air Corporation. Grace considers its major operating properties to be in good operating condition and suitable for their current use. Grace believes that, after taking planned expansion into account, the productive capacity of its plants and other facilities is generally adequate for current operations and foreseeable growth. See Note 20 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for information regarding Grace's capital expenditures.

         Specific information regarding Grace's properties is set forth in Item 1 above.

ITEM 3.           LEGAL PROCEEDINGS

         Asbestos Litigation. Grace is a defendant in property damage and bodily injury lawsuits relating to previously sold asbestos-containing products. In most of these lawsuits, Grace is one of many defendants. As a result of the Chapter 11 filing, all asbestos-related litigation has been stayed and no party may commence any new proceedings against Grace. However, Grace expects that it will receive additional asbestos-related claims during the Chapter 11 process.

         Grace was a defendant in 65,656 asbestos-related lawsuits on April 2, 2001, the date of Grace's Chapter 11 filing. Sixteen of such lawsuits involve claims for property damage, eight relating to Grace's former attic insulation product (one of which has since been dismissed) and eight relating to a number of former asbestos-containing products (two of which also involve the attic insulation product). The remainder of such lawsuits involve 129,191 claims for bodily injury. At year-end 2000, Grace was a defendant in 61,395 lawsuits, 15 involving claims for property damage, and the remainder involving 124,907 claims for bodily injury.

         The plaintiffs in property damage lawsuits generally seek to have the defendants absorb the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. Through December 31, 2001, 141 asbestos property damage cases were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in seven cases for a total of $60.3 million (none of which is on appeal); and 207 property damage cases were settled for a total of $696.8 million.

         In February 2000 a purported class action lawsuit was filed in the U.S. District Court for the Eastern District of Massachusetts against the Company (Lindholm v. W. R. Grace & Co.) on behalf of all owners of homes containing Zonolite(R) attic insulation, a product previously sold by Grace that may contain trace amounts of asbestos. The action seeks damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. Since Lindholm was filed, nine additional purported class action lawsuits have been filed against Grace in various state and federal courts asserting similar claims and seeking damages similar to those in Lindholm. One of the purported federal class actions has been consolidated with Lindholm. As a result of the Chapter 11 filing, all of these cases have been transferred to the U.S. Bankruptcy Court for the District of Delaware. While Grace has not completed its investigation of the claims described in these lawsuits, Grace believes that this product was and continues to be safe for its intended purpose and poses little or no threat to human health. At this time, Grace is not able to assess the extent of any possible liability related to this matter.

         Cumulatively through April 2, 2001, 16,354 bodily injury lawsuits involving 35,720 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and 55,489 lawsuits involving 163,698 claims were disposed of for a total of $645.6 million.

         Based on Grace's experience and trends in asbestos bodily injury litigation, Grace has endeavored to reasonably forecast the number and ultimate cost of all present and future bodily injury claims expected to be asserted, based on measures governed by generally accepted accounting principles relating to probable and estimable liabilities. Grace has accrued $996.3 million at December 31, 2001 as its estimate of the cost to resolve all asbestos-related bodily injury cases and claims pending as well as those expected to be filed in the future, and all property damage cases for which sufficient information is available to form a reasonable estimate of the cost to resolve. This estimate has been made based on historical facts and circumstances prior to April 2, 2001. However, due to the Chapter 11 filing and the uncertainties of asbestos-related litigation, Grace's ultimate liability for asbestos-related litigation could differ materially from the recorded liability.

         Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. Grace has settled with and has been paid by all of its primary insurance carriers with respect to both property damage and bodily injury cases and claims. Grace has also settled with its excess insurance carriers that wrote policies available for property damage cases; those settlements involve amounts paid and to be paid to Grace. Grace believes that certain of these settlements may cover attic insulation claims as well as other property damage claims. In addition, Grace believes that additional coverage for attic insulation claims may exist under excess insurance policies not subject to settlement agreements. Grace has settled with excess insurance carriers that wrote policies available for bodily injury claims in layers of insurance that Grace believes may be reached based on its current estimates. Insurance coverage for asbestos-related liabilities has not been commercially available since 1985.

         Pursuant to settlements with primary-level and excess-level insurance carriers with respect to asbestos-related claims, Grace received payments totaling $895.4 million prior to 1999, as well as payments totaling $73.1 million in 1999, $85.6 million in 2000, and $78.8 million in 2001. Under certain settlements, Grace expects to receive additional amounts from insurance carriers in the future and has recorded a receivable of $293.4 million to reflect the amounts expected to be recovered in the future, based on projected payments equal to the amount of the recorded asbestos-related liability.

         During 2000, the number of bodily injury claims made against Grace increased significantly compared with 1999 and prior year claim levels, with a total of 48,786 bodily injury claims being received in 2000, versus 26,941 claims in 1999. This trend continued in the first quarter of 2001, when Grace received 16,411 bodily injury claims. Also, costs to resolve asbestos litigation were higher than expected for bodily injury and certain property damage claims. In addition, five significant codefendant companies in bodily injury litigation had petitioned for reorganization under Chapter 11. These developments and events caused an environment that increased the risk of more claims being filed against Grace than previously projected, with higher settlement demands and trial risks. These developments and events also raised substantial doubt whether Grace would be able to manage its asbestos liabilities over the long term under the existing state court system. As a result, following a thorough review of the strategic and operating issues associated with continuing to defend asbestos litigation through the court system versus voluntarily seeking a resolution of such litigation through reorganization under Chapter 11, Grace filed for protection under Chapter 11 on April 2, 2001.

         See Item 1 of this Report and Notes 1, 2 and 3 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional information.

         Environmental Proceedings. The following is a description of the material environmental proceedings in which Grace is involved:

         Grace (together, in most cases, with many other companies) has been designated a "potentially responsible party" ("PRP") by the U.S. Environmental Protection Agency ("EPA") with respect to absorbing the costs of investigating and remediating pollution at various sites. At year-end 2001, proceedings were pending with respect to approximately 30 sites as to which Grace has been designated a PRP by the EPA. U.S. federal law provides that all PRPs may be held jointly and severally liable for the costs of investigating and remediating a site. Grace is also conducting investigatory and remediation activities at sites under the jurisdiction of state and/or local authorities. During the Chapter 11 proceeding, Grace does not expect to participate in the joint funding of investigation and remediation, or other settlements, at non-owned sites where it is a PRP, except in a limited number of special cases. Grace's ultimate liability with respect to such sites will be determined as part of its Chapter 11 proceeding.

         In November 1999, the EPA began an investigation into alleged excessive levels of asbestos-related disease related to Grace's former vermiculite mining activities in the Libby, Montana area. This investigation led the EPA to undertake additional investigative activity and to carry out remedial actions in and around Libby. On March 30, 2001, the EPA filed a lawsuit in U.S. District Court for the District of Montana, Missoula Division (United States v. W. R. Grace & Company et al.) under the Comprehensive Environmental Response, Compensation and Liability Act for the recovery of costs allegedly incurred by the United States in response to the release or threatened release of asbestos in the Libby area relating to such former mining activities. These costs include cleaning and/or demolition of contaminated buildings, the excavation and removal of contaminated soil, health screening of Libby residents and former mine workers, and investigation and monitoring costs. In this action, the United States is also seeking a declaration of Grace's liability that would be binding in future actions to recover further response costs. The EPA has reported that it has spent approximately $25 million in response costs in and around Libby through June 30, 2001. Grace expects that the EPA may incur significant additional response costs, as Libby is expected to be added to the EPA's National Priorities List of Superfund sites, but is unable to estimate the cost at this time. Grace intends to review the EPA's actions and cost claims to determine whether they are justified and reasonable. This case is not subject to the automatic stay provided under Section 362 of the U.S. Bankruptcy Code and is scheduled for trial in January 2003.

         In February 2000, a purported class action lawsuit was filed in the U.S. District Court for Montana, Missoula Division (Tennison, et al. v. W. R. Grace & Co., et al.) against Grace on behalf of all owners of improved, private real property situated within 12 miles of Libby, Montana. The action alleges that the class members have suffered harm in the form of environmental contamination and loss of property rights resulting from Grace's former vermiculite mining and processing operations. The complaint seeks remediation, property damages and punitive damages. While Grace has not completed its investigation of the claims, and, therefore, is not able to assess the extent of any possible liability related to this lawsuit, Grace has no reason to believe that its former activities caused damage to the environment or property. This case has been stayed as a result of Grace's Chapter 11 filing.

         In October 2000, a purported class action lawsuit was filed in the U.S. District Court for Minnesota, 4th Division (Chase v. W. R. Grace & Co.-Conn.) alleging loss of property values of residents in the vicinity of a former vermiculite expanding plant in Minneapolis. This case has also been stayed as a result of Grace's Chapter 11 filing. The EPA has remediated industrial property in the area, including the former vermiculite expanding plant. The EPA has also commenced and is continuing a program for removing suspected vermiculite processing by-products from the yards and driveways of houses near the plant. The EPA has reviewed approximately 800 to 900 properties in the area. In 2001, the EPA took action at 77 properties and intends to take action at an additional 48 properties when weather permits. An additional 68 properties are scheduled for investigation. These activities are not expected to result in material liability to Grace.

         The EPA has compiled for investigation a list of 244 facilities that at one time used, stored, or processed concentrate that originated from Grace's former vermiculite mine at Libby, Montana. Included in this list are 50 vermiculite expansion plants currently or formerly operated by Grace. To date, the EPA has listed 15 of these 50 sites as requiring additional action. Corrective actions or investigations have been conducted by Grace at six of these sites. The EPA has investigated another eight of these sites but has neither provided Grace with notice of the investigation results nor advised Grace that further action is necessary. Grace does not have sufficient information at this time to determine the extent of any possible liability related to this investigation.

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

         Grace is a party to three environmental insurance coverage actions pending in the U.S. District Court for the Southern District of New York. The first is styled Maryland Casualty Co. v. W. R. Grace & Co. (filed in 1988). This litigation, involving Grace's coverage claims against a primary-level carrier for environmental property damage, is currently the subject of an appeal. The second case, entitled Uniguard v. W. R. Grace, was filed in 1997. This declaratory judgment action seeks a determination concerning the liability of one excess carrier for bodily injury claims as a result of environmental contamination. This case has been stayed as a result of Grace's Chapter 11 filing. In June 2000, a separate lawsuit was filed against Grace by one of its former primary insurance carriers seeking coverage determinations regarding 45 claims (Continental Casualty Company v. W. R. Grace & Co. and W. R. Grace & Co.-Conn.). Most of these claims involve alleged environmental property damage at sites once owned and operated by Grace or at waste sites that allegedly received waste materials from plants operated by Grace, including Grace's claims for coverage regarding certain claims involving its former vermiculite mining operation in Libby, Montana. This case has been stayed as a result of Grace's Chapter 11 filing. The outcome of these cases, as well as the amounts of any recoveries that Grace may receive in connection therewith, is presently uncertain.

         Grace's environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. These liabilities are evaluated quarterly, based on currently available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, existing technology, prior experience in contaminated site remediation and the apportionment of costs among potentially responsible parties. In addition, environmental liabilities related to Libby, Montana could be material, though not currently estimable, if the proceedings described above are adversely determined. Grace does not have sufficient information to determine how the funding of environmental remediation activities will be affected by the Chapter 11 proceedings. For further information, see "Environmental, Health and Safety Matters" under Item 1 above and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement.

         Fraudulent Transfer Litigation. Grace has been named in a purported class action suit filed in September 2000 in California Superior Court for the County of San Francisco alleging that the 1996 reorganization involving a predecessor of Grace and Fresenius A.G. and the 1998 reorganization involving a predecessor of Grace and Sealed Air Corporation (the "1996 and 1998 transactions") were fraudulent transfers (Abner, et al., v. W. R. Grace & Co., et al.). The suit is alleged to have been brought on behalf of all individuals who then had lawsuits on file asserting personal injury or wrongful death claims against any of the defendants. The other defendants in the suit have all asserted claims against Grace for indemnification. The amended complaint also names "Does 1-100" as defendants and alleges that those unidentified individuals are responsible "in some manner" for the wrongs alleged. Since Abner, and prior to the Chapter 11 filing, two other similar class actions were filed. These lawsuits have been stayed as a result of Grace's Chapter 11 filing. However, fraudulent transfer claims related to the 1996 and 1998 transactions are expected to be heard by the Bankruptcy Court during the fourth quarter of 2002.

         Tax Claims. In 1988 and 1990, Grace acquired whole life insurance policies ("COLI") on the lives of certain of its employees as part of a strategy to fund the cost of post-retirement employee health care benefits and other long-term liabilities. COLI premiums have been funded in part by loans issued against the cash surrender value of the COLI policies. The Internal Revenue Service ("IRS") is challenging the deductions for interest on such loans claimed by Grace and similarly situated companies. In 2000, Grace paid approximately $21.2 million of tax and interest related to COLI deductions taken in 1990 through 1992. Grace is currently under audit for the 1993-96 tax years. During those years Grace deducted approximately $122.1 million in interest attributable to the COLI policies. In 1996, legislation was enacted that phased out the tax benefits for COLI-related interest deductions over a three-year period ending in 1998. During those years, Grace deducted approximately $41.1 million in COLI-related interest. Grace is contesting the IRS's position on the grounds that Grace had and continues to have a valid business purpose for acquiring the COLI policies, that the COLI policies have economic substance and that the interest deductions claimed were in compliance with tax laws in effect at the time.

         The IRS also has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1995 against CCHP, Inc., a Grace subsidiary that formerly operated a temporary staffing business for nurses and other healthcare personnel. The assessments, aggregating $21.8 million, were made in connection with a meal and incidental expense per diem plan for traveling healthcare personnel that was in effect through 1999. Grace expects that the IRS will make additional assessments for the 1996 through 1999 period. The IRS contends that certain per diem meals and incidental expenses and lodging benefits provided to traveling healthcare personnel to defray the expenses they incurred while traveling on business should have been treated as wages subject to employment taxes and federal income tax withholding. Grace contends that its per diem and expense allowance plans were in accordance with statutory and regulatory requirements, as well as other published guidance from the IRS, for per diem and expense allowance plans. Grace expects that the IRS will make additional assessments for the 1996 through 1999 periods as well. The matter is currently pending in the U.S. Court of Claims.

         For further information, see Note 15 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations under Financial Condition" in the Financial Supplement to this Report.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         This Item is inapplicable, as no matters were submitted to a vote of the Company's security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
                  MATTERS.

         Except as provided below, the information called for by this Item appears in the Financial Supplement under the heading "Financial Summary" opposite the caption "Other Statistics - Common shareholders of record" (page F-34); under the heading "Quarterly Summary and Statistical Information -

Unaudited" opposite the caption "Market price of common stock" (page F-33); and in Note 16 to the Consolidated Financial Statements (page F-27).

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

         The Rights are currently scheduled to expire on March 31, 2008 (subject to extension or the earlier redemption or exchange of the Rights). As a result of Grace's Chapter 11 filing, the rights could be modified in a plan of reorganization.

         The foregoing summary of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which was filed as an Exhibit 4.1 to the Company's Form 8-K filed on April 9, 1998.

ITEM 6.           SELECTED FINANCIAL DATA

         The information called for by this Item appears under the heading "Financial Summary" (page F-34 of the Financial Supplement) and in Notes 1, 2, 3, 4, 10, 13 and 15 to the Consolidated Financial Statements (pages F-10 through F-18, and F-22 through F-27 of the Financial Supplement), which is incorporated herein by reference. In addition, Exhibit 12 to this Report (page F-51) of the Financial Supplement) contains the ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends for Grace for the years 1997-2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information called for by this Item appears on pages F-35 to F-49 of the Financial Supplement, which is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information called for by this Item appears in Notes 12 and 13 to the Consolidated Financial Statements (pages F-23 and F-24 of the Financial Supplement), which is incorporated herein by reference.

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

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's current directors and executive officers are listed below. The Company's Certificate of Incorporation provides for the division of the Board of Directors into three classes, each to serve for a three-year term or until their respective successors are elected. In view of the Chapter 11 filing, the directors are expected to continue to serve beyond the expiration of their respective current terms. Executive officers are elected to serve until the following annual meeting of the Company's Board of Directors or until their respective successors are elected.

     Name and Age                                 Office                               First Elected
     ------------                                 ------                               -------------
John F. Akers (67)               Class II Director - term expiring in 2003                05/09/97

H. Furlong Baldwin (70)          Class I Director - term expiring at next meeting
                                    of shareholders                                       01/16/02

Ronald C. Cambre (63)            Class III Director - term expired in 2001                09/01/98

Marye Anne Fox (54)              Class I Director - term expiring in 2002                 05/10/96

John J. Murphy (70)              Class II Director - term expiring in 2003                05/09/97

Paul J. Norris (54)              Class III Director (Chairman) - term
                                      expired in 2001,                                    01/01/99
                                 President and Chief Executive Officer                    11/01/98

Thomas A. Vanderslice (70)       Class I Director - term expiring in 2002                 05/10/96

Robert J. Bettacchi (59)         Senior Vice President                                    04/01/97

William M. Corcoran (52)         Vice President                                           05/11/99

W. Brian McGowan (52)            Senior Vice President                                    12/06/90*

David B. Siegel (53)             Senior Vice President, General Counsel                   09/01/98*
                                 and Chief Restructuring Officer

Robert M. Tarola (51)            Senior Vice President and                                05/11/99
                                 Chief Financial Officer

*  Designated an Executive Officer on July 9, 1998

     Mr. Akers served as Chairman of the Board and Chief Executive Officer of International Business Machines Corporation from 1985 until his retirement in 1993. He is a director of Hallmark Cards, Inc., Lehman Brothers Holdings, Inc., The New York Times Company, PepsiCo, Inc. and Springs Industries, Inc.

     Mr. Baldwin is Chairman of the Board of Mercantile Bankshares Corporation and has served in such capacity since 1984, and as a director since 1970. From 1977 to 2001 he served as Chief Executive Officer. Mr. Baldwin is also a director of Constellation Energy Group, Inc., CSX Corp., and The St. Paul Companies.

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

     Mr. Norris was Senior Vice President of AlliedSignal Incorporated and President of its specialty chemicals business from January 1997 until joining Grace. He joined AlliedSignal in 1989 as President of its fluorine products/chemicals and catalysts businesses. Mr. Norris is a director of Borden Chemical, Inc. He also performs advisory services for Kolberg, Kravis Roberts & Co. in its capacity as the principal shareholder of Borden.

     Mr. Vanderslice served as Chairman and Chief Executive Officer of M/A-COM, Inc., a designer and manufacturer of radio frequency and microwave components, devices and subsystems for commercial and defense applications, from 1989 until his retirement in 1995. He is a director of ChevronTexaco Inc.

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

     Mr. Tarola joined Grace from MedStar Health, Inc., where he had served as Senior Vice President and Chief Financial Officer from July 1998. He previously served in a similar capacity with Helix Health, Inc. for two years. From 1974 through 1996, Mr. Tarola was an employee and partner of Price Waterhouse LLP.

ITEM 11.          EXECUTIVE COMPENSATION

                Summary Compensation Table. The following Summary Compensation Table contains information concerning the compensation of (a) Paul J. Norris, Chief Executive Officer; and (b) the other four most highly compensated executive officers of Grace who were serving as such at year-end 2001. Certain information has been omitted from the Summary Compensation Table because it is not applicable or because it is not required under the rules of the Securities and Exchange Commission ("SEC").

                                          Annual Compensation                       Long-Term Compensation
                          -----------------------------------------  -------------------------------------------------
                                                                                   Awards                 Payouts
                                                                      -------------------------------  --------------
                                                                                       No. of Shares
                                                           Other        Restricted       Underlying
   Name and Principal                                      Annual          Stock           Options          LTIP        All Other
        Position          Year    Salary      Bonus     Compensation      Award(a)         Granted       Payouts(b)  Compensation(c)
        --------          ----    ------      -----     ------------      -----            -------      --------     ------------

P. J. Norris            2001     $887,500   $936,250            ---           ---        121,000               N/A    $1,457,298
Chairman, President and 2000      812,500    526,800                          ---        315,000               N/A        90,766
Chief Executive Officer 1999      737,500    942,500    $272,486(d)           ---        290,000               N/A        33,353

R. J. Bettacchi         2001      345,340    275,000                          ---         35,000               N/A       366,346
Senior Vice President   2000      332,344    125,000                          ---         85,000          $102,670        42,171
                        1999      297,500    300,000                          ---            ---            45,508        41,733

W. M. Corcoran          2001      267,333    150,000                          ---         12,300               N/A       270,928
Vice President (e)      2000      256,667    100,000                          ---         40,000               N/A         7,157
                        1999      145,833    125,000                     $178,750         32,500               N/A           306

D. B. Siegel            2001      370,000    240,000                          ---         21,800               N/A       627,915
Senior Vice President   2000      306,667    125,000                          ---         60,000            75,832        22,205
and General Counsel     1999      275,000    225,000                          ---            ---            35,822        16,561


R. M. Tarola            2001      374,500    250,000                          ---         27,900               N/A       374,277
Senior Vice President   2000      359,000    155,000                          ---         75,000               N/A        12,322
and Chief Financial     1999      224,130    155,000                          ---        100,000               N/A           621
Officer (f)
                                                                                            (Footnotes appear on following page)

(a) Represents the dollar value of 10,000 shares of restricted stock issued to Mr. Corcoran on June 1, 1999, the date of issuance of such shares. At December 31, 2001, the dollar value of such shares was $15,500. The restrictions on such shares expire on May 31, 2002.

(b) The amounts in this column represent payments under the Long-Term Incentive Plan ("LTIP") made in each year, as follows: 2000 - amounts paid for the 1997-1999 Performance Period; and 1999 - amounts paid for the 1996-1998 Performance Period (to the extent not previously paid in 1998). See "LTIP" below for additional information.

(c)  The amounts in this column for 2001 consist of the following:

      (i) retention payments made as follows: Mr. Norris -- $1,375,000; Mr. Bettacchi -- $336,000; Mr. Corcoran -- $260,000; Mr. Siegel -- $600,000; and Mr. Tarola -- $363,500;

      (ii) the actuarially determined value of Company-paid premiums on "split-dollar" life insurance, as follows: Mr. Norris -- $19,912; Mr. Bettacchi -- $4,139; and Mr. Siegel -- $4,826;

      (iii) payments made to persons whose personal and/or Company contributions to Grace's Salaried Employees Savings and Investment Plan ("Savings Plan") would be subject to limitations under federal income tax law, as follows: Mr. Norris -- $50,736; Mr. Bettacchi -- $15,130; and Mr. Siegel -- $12,012;

      (iv) Company contributions to the Savings Plan, as follows: Mr. Norris -- $10,500; Mr. Bettacchi -- $10,500; Mr. Corcoran -- $10,500; Mr.
            Siegel -- $10,500; and Mr. Tarola -- $10,200; and

      (v) the value of Company-provided personal liability insurance, as follows: Mr. Norris -- $1,150; Mr. Bettacchi -- $577; Mr. Corcoran -- $428; Mr. Siegel -- $577; and Mr. Tarola -- $577.

(d) This amount includes $238,996 of payments made to Mr. Norris under Grace's relocation program.

(e)  Mr. Corcoran was elected Vice President on May 11, 1999.

(f) Mr. Tarola was elected Senior Vice President and Chief Financial Officer on May 11, 1999.


                  (Remainder of page intentionally left blank.)

                  Stock Options. The following table contains information concerning stock options granted in 2001, including the potential realizable value of each grant assuming that the market value of the Common Stock were to appreciate from the date of grant to the expiration of the option at annualized rates of (a) 5% and (b) 10%, in each case compounded annually over the term of the option. For example, the options granted to Mr. Norris in 2001 would produce a pretax gain of $461,736 shown in the table if the market price of the Common Stock rises at an annual rate of 10% to $6.216 per share by the time the options are exercised; based on the number and market price of the shares outstanding at year-end 2001, such an increase in the price of the Common Stock would produce a corresponding aggregate pretax gain of approximately $158,578,000 for the Company's shareholders. The assumed rates of appreciation shown in the table have been specified by the SEC for illustrative purposes only and are not intended to predict future stock prices, which will depend upon various factors, including market conditions and future performance and prospects. In view of recent developments, Grace believes it is highly unlikely that its Common Stock will achieve the indicated levels of appreciation in the foreseeable future, if ever (see "Chapter 11 Filing" in Item 1).

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


                                                                                    Potential Realizable Value at
                                                                                    Assumed Annual Rates of Stock
                                                                                   Price Appreciation for Option
                                                2001 Grants                                       Term
                        ---------------------------------------------------------- --------------------------------
                                         % of Total
                        No. of Shares      Options
NAME                      Underlying     Granted to      Purchase
----                       Options      Employees in       Price       Expiration
                           Granted          2001         ($/Share)        Date              5%             10%
                        -------------  ----------------  ------------  -----------  --------------  -----------
P. J. Norris. . . . .          121,000           9.03%         $2.40       3/7/11        $182,952       $461,736
R. J. Bettacchi  . . .          35,000           2.61%         $2.40       3/7/11          52,920        133,560
W. M. Corcoran.  . . .          12,300           0.92%         $2.40       3/7/11          18,598         46,937
D. B. Siegel . . . . .          21,800           1.63%         $2.40       3/7/11          32,962         83,189
R. M. Tarola . . . . .          27,900           2.08%         $2.40       3/7/11          42,185        106,466
All Shareholders . . .            -               -             -            -        $62,832,660   $158,577,666

Named Executive
Officers' Percentage
of Realizable Value
Gained by All                     -               -             -            -             < 1.0%         < 1.0%
Shareholders.  . . .

                  The following table contains information concerning unexercised options held at December 31, 2001. No options were exercised by the named individuals during 2001, and none of the options held by them at year-end 2001 were "in the money" (i.e., the exercise price of all options held by the individuals was above the market value of the Common Stock at year-end 2001).

                               No. of Shares Underlying Unexercised Options
                                  at 12/31/01 Exercisable/Unexercisable
 Name

P. J. Norris . . . . . . . .                737,359 / 427,667
R. J. Bettacchi . . . . .                   656,322 /  91,667
W. M. Corcoran. . . .                        34,999 /  49,801
D. B. Siegel . . . . . . .                  318,195 /  61,800
R. M. Tarola . . . . . .                     91,666 / 111,234

         Long-Term Incentive Program. In connection with the March 31, 1998 transaction with Sealed Air Corporation that separated Grace's chemicals businesses from its former packaging business (the "Packaging Transaction"), the Compensation Committee determined to make the following changes in the LTIP: (a) Performance Units granted for the 1996-1998 and 1997-1999 Performance Periods vested on a pro rata basis on March 31, 1998, the completion date of the Packaging Transaction; (b) the amounts earned under those Units were calculated based on results achieved through March 31, 1998; (c) 75% of the estimated value of such vested portions was paid in cash prior to completion of the Packaging Transaction; (d) the balance of such vested portions was paid in cash following completion of the Packaging Transaction; and (e) the value of the unvested portions, based on targeted Performance Units and on the final average price of the Common Stock immediately prior to completion of the Packaging Transaction, was paid in cash following the end of the respective Performance Periods (subject to continued service).

         The Board approved a new LTIP for key employees for 2001 ("2001 LTIP"). The 2001 LTIP is generally designed to provide key employees with long-term incentives having a value at the 60th percentile of long-term incentives offered by specialty chemical companies of comparable size to Grace. For each key employee, the targeted value of the 2001 LTIP award has been split so that 50% of the value of the award was provided in the form of a stock option grant, and 50% was in the form of cash compensation, payable if the Company achieves certain pretax earnings targets over a three calendar year period. Depending on the pretax earnings performance of the Company during the applicable three-year period, the employee may be paid a total amount ranging from zero to two times the targeted cash compensation applicable to the employee.

         If a key employee becomes entitled to a cash compensation under the 2001 LTIP, then such compensation will generally be paid in two installments; one in early 2003 (which will be a partial payment based on performance for the first two years of the applicable three-year period), and the other installment will be paid to the employee in early 2004 (which will consider performance for the complete three-year period and will be offset by the amount of the prior installment). Generally, under the 2001 LTIP, a key employee will forfeit his or her rights to receive an installment of cash compensation if, prior to the payment of the installment, the employee either voluntarily resigns from the Company or is terminated by the Company for cause.

         Pension Arrangements. Salaried employees of designated units who are 21 or older and who have one or more years of service are eligible to participate in the Retirement Plan for Salaried Employees. Under this basic retirement plan, pension benefits are based upon (a) the employee's average annual compensation for the 60 consecutive months in which his or her compensation is highest during the last 180 months of continuous participation, and (b) the number of years of the employee's credited service. For purposes of this basic retirement plan, compensation generally includes nondeferred base salary and nondeferred annual incentive compensation (bonus) awards; however, for 2001, federal income tax law limited to $170,000 the annual compensation on which benefits under this plan may be based.

     Grace also has a Supplemental Executive Retirement Plan under which a covered employee will receive the full pension to which he or she would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law. In addition, this supplemental plan recognizes deferred base salary, deferred annual incentive compensation awards and, in some cases, periods of employment during which an employee was ineligible to participate in the basic retirement plan. (Commencing in 2001, Grace's deferred compensation plan no longer permits deferrals of base salary or incentive compensation.)

     The following table shows the annual pensions payable under the basic and supplemental plans for different levels of compensation and years of credited service. The amounts shown have been computed on the assumption that the employee retired at age 65 on January 1, 2001, with benefits payable on a straight life annuity basis. Such amounts are subject to (but do not reflect) an offset of 1.25% of an estimate of the employee's primary Social Security benefit at retirement age for each year of credited service under the basic and supplemental plans.



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


     At December 31, 2001, Messrs. Norris, Bettacchi, Corcoran, Siegel and Tarola had 9.83, 30, 2.56, 24.75 and 2.56 years of credited service, respectively, under the basic and supplemental retirement plans. (Mr. Norris' years of credited service include his eligible service with Grace from 1975 to 1981.) For purposes of those plans, the 2001 compensation of such executive officers was as follows: Mr. Norris -- $1,414,300; Mr. Bettacchi -- $470,340; Mr. Corcoran -- $367,333; Mr. Siegel -- $495,000; and Mr.

Tarola -- $529,500. Messrs. Norris, Corcoran and Tarola are entitled to additional pension benefits under their employment agreements (see "Employment Agreements").

         Employment Agreements. Effective January 1, 2001, Mr. Norris entered into a new employment agreement with Grace, which supercedes the letter agreement between Mr. Norris and Grace dated October 26, 1998. This agreement expires December 31, 2002, subject to automatic one-year renewals unless Mr. Norris or Grace notifies the other that it wishes to terminate the agreement. Under the agreement, Mr. Norris' annual base salary will not be less than $875,000. He will continue to participate in Grace's annual incentive compensation program, under which his targeted award will be at least 75% of his annual base salary.

         Under Mr. Norris' prior letter agreement, he received a restricted stock award on November 1, 1998 covering 170,733 shares of Grace Common Stock. The restrictions on the final installment of the award (covering 56,911 shares of Grace Common Stock) lapsed on November 1, 2001. Under his employment agreement, Mr. Norris had the option to receive this installment of the award in the form of unrestricted shares or convert the award to cash in the amount of $10.25 for each share. On November 1, 2001, Mr. Norris elected to receive $583,338 in cash in lieu of unrestricted shares.

         Also under the prior agreement, Mr. Norris received upon his commencement of employment on November 1, 1998 a non-statutory stock option grant covering 439,026 shares of Common Stock pursuant to Grace's 1998 Stock Incentive Plan. His employment agreement provides that Grace will make a stock appreciation payment to Mr. Norris, at the time he elects to exercise any vested options under that stock option grant or at the time he elects to cancel such options, provided that the price of a share of Common Stock is above $10.25 at the time. The payment will be equal to the product of the number of shares exercised (or cancelled), multiplied by the difference between (a) the purchase price per share ($16.75), or the price of a share of Common Stock on the date of such exercise, if less than the purchase price per share, and (b) $10.25.

         Under his employment agreement, Mr. Norris received an $875,000 retention bonus in January 2001 and a $500,000 retention bonus in December 2001. If he remains employed by Grace (or is terminated without cause or on the basis of constructive discharge, death or disability) through December 2002, he will receive a retention bonus of $500,000.

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

         Mr. Norris' employment agreement also continues the same retirement benefits provisions as under his prior agreement, which provided that, in determining the benefits payable to Mr. Norris under Grace's basic and supplemental retirement plans, his years of service with Grace and his prior employer will be recognized as if those years were continuous service with Grace, with an offset for any retirement benefits payable from his prior employers' retirement plans. In addition, the "final average compensation" used to determine his retirement benefits payable under Grace's basic and supplemental retirement plans will only consider compensation earned by Mr. Norris from and after the commencement of his current term of employment with Grace on November 1, 1998.

         Also, the employment agreement provides that, if Mr. Norris does not receive supplemental retirement benefits under any Grace plan, then such supplemental benefits will become payable to

Mr. Norris under his employment agreement. In addition, in the event of Mr. Norris' termination on or after November 1, 2001 (or if he terminates his employment with Grace at any time based on constructive discharge), Grace will immediately pay Mr. Norris a lump sum cash payment equal in value to all supplemental retirement benefits payable to Mr. Norris under his employment agreement or any plan or program of Grace.

         The agreement further provides that, upon Mr. Norris' termination of employment, Grace will provide Mr. Norris with relocation assistance to any location within the continental United States selected by Mr. Norris, including certain cash payments and relocation assistance, as well as compensation for any loss incurred on the sale of his Maryland home. The agreement also provides for Mr. Norris' participation in other benefits and compensation programs, including benefits and programs generally available to other senior executives of Grace. The foregoing description of Mr. Norris' employment agreement does not purport to be complete and is qualified in its entirety by reference to such agreement, which has been filed with the SEC as Exhibit 10.20 to Grace's 2000 Annual Report on Form 10-K.

         Mr. Corcoran has an employment agreement with Grace that expires on May 31, 2002. Under the agreement, Mr. Corcoran's initial base salary is $250,000, subject to annual review and approval of the Compensation Committee. In addition, Mr. Corcoran is eligible to participate in Grace's annual incentive compensation program, with a target award equal to no less than 37% of his annual base salary (except that his incentive award for 1999 was set at an amount between $92,000 and $182,000). Under the agreement, Mr. Corcoran also received a stock option grant covering 32,500 shares of Common Stock, and a grant of 10,000 shares of restricted Common Stock.

         In the event that Mr. Corcoran's employment is terminated by Grace without cause on or before May 31, 2002, he will generally be entitled to a severance payment equal to two times the amount that is 137% of his annual base salary at the time of his termination. If he is terminated by Grace without cause after that date, Mr. Corcoran will generally be entitled to a severance payment equal to one times such amount. (However, along with other executive officers and certain key employees of Grace, Mr. Corcoran has entered into a retention agreement with Grace, described below, under which, in certain circumstances, he may be entitled to enhanced severance pay in lieu of, but not in addition to, the severance pay provided under his employment agreement.)

         If Mr. Corcoran's employment does not cease prior to May 22, 2002 (or his employment is terminated without cause prior to that date), the benefits payable to Mr. Corcoran under Grace's basic and supplemental retirement plans will be determined by adding additional years of credited service under those plans. Generally, for each year of credited service under those plans that he actually earns during his period of employment with Grace, he will receive credit for an additional one-half year of credited service (up to a maximum of 5 additional years of credited service), except that in no event will he receive less than 5 years of credited service, regardless of the date his employment with Grace actually terminates. The foregoing description of Mr. Corcoran's employment agreement does not purport to be complete and is qualified in its entirety by reference to such agreement, which has been filed with the SEC as
Exhibit 10.24 to Grace's 2000 Annual Report on Form 10-K.

         On January 30, 2001, Mr. Siegel entered into a new agreement with Grace that specifies certain terms and conditions of his employment (the "2001 Agreement"). Under the 2001 Agreement, which supercedes his prior agreement, Mr. Siegel received a retention payment and became covered by an enhanced severance arrangement, each of which is described below. In exchange, Mr. Siegel agreed that he would have no right to severance pay under the Grace 1999 Productivity and Effectiveness Program (the "PEP Program") and that he would give Grace at least 90 days' prior notice if he voluntarily resigns or retires on or prior to December 31, 2002.

         Under the 2001 Agreement, Mr. Siegel received a retention payment in the amount of $600,000. Mr. Siegel is required to repay a pro rata portion of one-half of the retention payment if he voluntarily terminates his employment with Grace (other than as a result of a constructive termination), or his employment is terminated for cause, prior to December 31, 2002. The 2001 Agreement also specifies that Mr. Siegel would be entitled to an enhanced severance payment equal to two times his annual base salary if his employment is involuntarily terminated without cause under circumstances which would qualify him for severance pay under Grace's severance plan that generally covers salaried employees.

         The 2001 Agreement also provides that Mr. Siegel will relocate full time to Columbia, Maryland on or before January 1, 2003, unless he gives Grace 90 days' notice of his election to resign prior to September 30, 2002. If Mr. Siegel relocates to Maryland, he will be entitled to the relocation benefits generally available to other Grace employees who relocated to Maryland during 1999 in conjunction with the relocation of Grace's headquarters from Boca Raton, Florida. If Mr. Siegel elects to resign prior to September 30, 2002, then he will be eligible for all separation arrangements under the PEP Program (except severance pay under the PEP Program). The foregoing description of the 2001 Agreement does not purport to be complete and is qualified in its entirety by reference to such agreement, which has been filed with the SEC as Exhibit 10.22 to Grace's 2000 Annual Report on Form 10-K.

         Mr. Tarola has an employment agreement providing for his service as Senior Vice President and Chief Financial Officer of Grace through November 10, 2002. Under this agreement, Mr. Tarola is entitled to an annual base salary of $350,000, and an annual incentive award (bonus) for each calendar year during his term of employment. That bonus will be targeted to be no less than 45% of his annual base salary (with a maximum bonus equal to double the targeted bonus for any calendar year); except that his incentive award for 1999 was set at an amount no less than $129,000. The agreement also provides that Mr. Tarola's annual base salary and incentive award is generally subject to annual review and approval of the Compensation Committee. Under the agreement, Mr. Tarola received a stock option grant covering 100,000 shares of Common Stock.

         In the event that Mr. Tarola's employment is terminated by Grace without cause on or before November 10, 2002, he will generally be entitled to a severance payment equal to two times the amount that is 145% of his annual base salary at the time of termination. If his employment is terminated by Grace without cause after that date, Mr. Tarola will generally be entitled to a severance payment equal to one times such amount. (However, along with other officers and certain key employees of Grace, Mr. Tarola entered into a retention agreement with Grace, described below, under which, in certain circumstances, he may be entitled to enhanced severance pay in lieu of, but not in addition to, the severance pay provided under his employment agreement.)

         If Mr. Tarola's employment does not cease prior to November 10, 2002 (or if his employment is terminated without cause prior to that date), the benefits payable to Mr. Tarola under Grace's basic and supplemental retirement plans will be determined by adding additional years of credited service under those plans. Generally, for each year of credited service under those plans that he actually earns during his period of employment with Grace, he will receive credit for one additional year of credited service (up to a maximum of 10 additional years of credited service), except that in no event will he receive less than 5 years of credited service, regardless of the date his employment with Grace actually terminates. The foregoing description of Mr. Tarola's employment agreement does not purport to be complete and is qualified in its entirety by reference to such agreement, which has been filed with the SEC as
Exhibit 10.1 to Grace's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

                  Change-in-Control Severance Agreements. In addition to the severance provisions described under "Retention Agreements" below, Grace has severance agreements with all of its executive officers. These agreements generally provide that in the event of the involuntary termination of the individual's employment without cause (including constructive termination caused by a material reduction in his or her authority or responsibility or by certain other circumstances) following a "change in control" of Grace, he or she will generally receive a severance payment equal to three times the sum of his or her annual base salary plus target annual incentive compensation (bonus), subject to pro rata reduction in the case of an officer who is within 36 months of normal retirement age (65). For purposes of the severance agreements, "change in control" means the acquisition of 20% or more of the Common Stock (but not if such acquisition is the result of the sale of Common Stock by Grace that has been approved by the Board), the failure of Board-nominated directors to constitute a majority of any class of the Board of Directors, the occurrence of a transaction in which the shareholders of Grace immediately preceding such transaction do not own more than 50% of the combined voting power of the company resulting from such transaction, or the liquidation or dissolution of Grace. This description of the severance agreements does not purport to be complete and is qualified in its entirety by reference to the form of such agreement, which was filed as an exhibit to the Registration Statement on Form 10 filed with the SEC by Grace (named Grace Specialty Chemicals, Inc. at the time of filing) on March 13, 1998. As a result of Grace's Chapter 11 filing, the following events will not constitute a "change in control": (i) the acquisition by a trust of Common Stock, established for purposes of administering asbestos-related claims pursuant to a plan of reorganization, and (ii) a corporate transaction pursuant to Section 363 of the U.S. Bankruptcy Code or a plan of reorganization.

         Retention Agreements. Effective January 1, 2001, Grace entered into retention agreements with each of the executive officers other than Messrs. Norris and Siegel, whose retention arrangements are covered by their respective employment agreements. These agreements were approved by the Compensation Committee in recognition of the adverse effect that the market performance of the Common Stock has had and is expected to continue to have on Grace's ability to attract and retain key employees. Under the terms of these agreements, each such executive officer received a payment in January 2001 equal to his annual base salary, subject to remaining employed with Grace for a two-year period. In the event of the voluntary termination of such officer's employment (other than a constructive termination caused by a reduction in salary, a permanent change in job location or a change in job duties inappropriate to such officer's position) or a termination of such officer's employment for cause, then such officer would be required to reimburse Grace for a pro rata portion of such payment based on the number of days remaining in such two-year period. The retention payments are not considered compensation for purposes of any Grace benefit or compensation plans or programs. In addition to the retention payment, the retention agreements provide that in the event of the involuntary termination of such officer's employment under circumstances that would qualify such officer for severance pay under Grace's severance plan that generally covers salaried employees, then the officer would be entitled to severance pay equal to two times his or her annual base salary. With respect to any such officer who has any other agreement with Grace regarding the payment of severance upon termination of employment, if such officer becomes entitled to severance under both the terms of the retention agreement and such other agreement, then the officer would only receive severance pay under the retention agreement, unless the other agreement provides for a greater amount of severance pay (in which case, the officer would only receive severance pay under such other agreement).

         Executive Salary Protection Plan. All executive officers participate in the Executive Salary Protection Plan ("ESPP"), which provides that, in the event of a participant's disability or death prior to age 70, Grace will continue to pay all or a portion of base salary to the participant or a beneficiary for a period based on the participant's age at the time of disability or death. Payments under the ESPP may not exceed 100% of base salary for the first year and 60% thereafter in the case of disability (50% in the case of death). This description of the ESPP does not purport to be complete and is qualified in its entirety by reference to the text of the ESPP, as amended, which is filed as
Exhibit 10.8 to this Annual Report on Form 10-K.

         Effect of Chapter 11 Filing. The U.S. Bankruptcy Court has approved the employment agreements and the continuation of the executive compensation and benefit agreements and programs described above. The continuation of these agreements and programs, and the establishment of new programs may be affected by the Chapter 11 proceedings.

         Directors' Compensation and Consulting Arrangements. Under the compensation program for nonemployee directors in effect for 2001, each nonemployee director received an annual retainer of $50,000, 50% of which was paid in cash and 50% of which was paid in the form of Common Stock. In addition, directors received $4,000 ($5,000 for directors holding a committee chair) in cash for each meeting date in respect of the Board meeting and all committee meetings held on such date. A director may elect to defer all or part of each payment made in Common Stock. The deferred payment will be held in a deferred compensation trust established by Grace. Common Stock held in the trust will be delivered to the director following his or her termination from service (or a subsequent date specified by the director).

         Grace reimburses nonemployee directors for expenses they incur in attending Board and committee meetings. Grace also maintains business travel accident insurance coverage for them. In addition, nonemployee directors may occasionally perform additional services at the request of management or the Board for which additional compensation may be paid. No additional compensation was paid to any nonemployee director in 2001.

         Compensation Committee Interlocks and Insider Participation. During 2001, the Compensation Committee of the Board was comprised of Messrs. Akers (Chair), Cambre, Murphy and Vanderslice, and Dr. Fox. None of such persons is a current or former officer or employee of Grace or any of its subsidiaries, nor did any of such persons have any reportable transactions with Grace or any of its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the Common Stock beneficially owned, directly or indirectly, as of January 31, 2002 by (1) each person known to Grace to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, and (2) each current director and nominee, each of the executive officers named in the Summary Compensation Table set forth under "Election of Directors -- Compensation," and such directors and all executive officers as a group.

                                              Shares of Common Stock
 Beneficial Owner                                Beneficially Owned                Percent
-------------------------------------------     --------------------               -------
Peninsula Partners, L.P. (1) .............          10,765,600                     16.44%
404B East Main Street, 2nd Floor
Charlottesville, VA 22902

The Baupost Group, L.L.C (2) .............           3,607,600                      5.51%
10 St. James Avenue, Suite 2000
Boston, MA 02116

J. F. Akers ..............................              17,078                        *
                                                        74,535  (O)
                                                        11,287  (T)

                                               Shares of Common Stock
 Beneficial Owner                                Beneficially Owned                Percent
-------------------------------------------     --------------------               -------
H. F. Baldwin. . . . . . . . . . . . . . . . .               0                         0

R. J. Bettacchi . . . . . . . . . . . . . . .                                          *
                                                        656,322    (O)
                                                          7,063    (T)

R. C. Cambre . . . . . . . . . . . . . . . . .           42,217                        *

W. M. Corcoran. . . . . . . . . . . . . . . .            10,000
                                                         52,434    (O)
                                                          1,240    (T)

M. A. Fox . . . . . . . . . . . . . . . . . .             3,455                        *
                                                         59,007    (O)
                                                          2,834    (T)

J. J. Murphy . . . . . . . . . . . . . . . . .           17,012                        *
                                                         15,528    (O)
                                                         15,913    (T)

P. J. Norris . . . . . . . . . . . . . . . . .          138,822                      1.99%
                                                      1,216,718    (O)
                                                          1,049    (T)

D. B. Siegel . . . . . . . . . . . . . . . . .           15,100                        *
                                                        324,922    (O)
                                                         20,459    (T)


R. M. Tarola  . . . . . . . . . . . . . . . .            15,000                        *
                                                         40,967    (O)
                                                             49    (T)

T. A. Vanderslice . . . . . . . . . . . . . .            17,604                        *
                                                         69,876    (O)
                                                          9,060    (T)

Directors and executive officers as a group .           302,161                      4.65%
                                                      2,782,949    (O)
                                                         90,172    (T)

*        Indicates less than 1%

(O) Shares covered by stock options exercisable on or within 60 days after January 31, 2002.

(T) Shares owned by trusts and other entities as to which the person has the power to direct voting and/or investment.

(1) The ownership information set forth is based in its entirety on material contained in a Form 4 report dated September 10, 2001 filed with the SEC.

(2) The ownership information set forth is based in its entirety on material contained in a Schedule 13G dated February 12, 2002 filed with the SEC, which stated that the securities were not acquired for the purpose of changing or influencing the control of Grace.

Ownership and Transactions Reports

     Under Section 16 of the Securities Exchange Act of 1934, the Company's directors, certain of its officers, and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the SEC and the New York Stock Exchange concerning their ownership of and transactions in Common Stock; such persons are also required to furnish the Company with copies of such reports. Based solely upon the reports and related information furnished to the Company, the Company believes that all such filing requirements were complied with in a timely manner during and with respect to 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Commercial Transactions. During 2001, no director, executive officer (or any member of any of their respective immediate families) or, to the Company's knowledge, any holder of more than 5% of the Common Stock, had a direct or indirect material interest in any transaction (or any proposed transaction) to which the Company was a party.

     Legal Proceedings; Indemnification. During 2001 there were no legal proceedings pending in which any current officers or directors of the Company were parties or had a material interest adverse to the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Financial Statements and Schedules. See the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibit on page F-2 of the Financial Supplement.

     Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the fourth quarter of 2001.

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

       3.2         Amended and Restated By-laws of W. R. Grace & Co.        Filed herewith

       4.1         Rights Agreement dated as of March 31, 1998 between W.   Exhibit 4.1 to Form 8-K (filed 4/9/98)
                   R. Grace & Co. and The Chase Manhattan Bank, as Rights
                   Agent

       4.2         Credit Agreement dated as of May 14, 1998, among W. R.   Exhibit 4.1 to Form 10-Q (filed 8/14/98)
                   Grace & Co.-Conn., W. R. Grace & Co., the several
                   banks parties thereto; the co-agents signatories
                   thereto; The Chase Manhattan Bank, as administrative
                   agent for such banks; and Chase Securities Inc., as
                   arranger

       4.3         364-Day Credit Agreement, dated as of May 5, 1999,       Exhibit 4.1 to Form 10-Q (filed 8/3/99)
                   among W. R. Grace & Co.-Conn.; W. R. Grace & Co.; the
                   several banks parties thereto; the co-agents
                   signatories thereto; Bank of America National Trust
                   and Savings Association, as documentation agent; The
                   Chase Manhattan Bank, as administrative agent for such
                   banks; and Chase Securities Inc., as book manager

       4.4         First Amendment to 364-Day Credit Agreement dated as     Exhibit 4 to Form 10-Q (filed 8/15/00)
                   of May 5, 1999 among W. R. Grace & Co.-Conn.; W. R.
                   Grace & Co.; the several banks parties thereto; Bank
                   of America National Trust and Savings Association, as
                   document agent; The Chase Manhattan Bank, as
                   administrative agent for such banks; and Chase
                   Securities, Inc., as bank manager

       4.5         Post-Petition Loan and Security Agreement dated as of    Exhibit 4 to Form 10-Q (filed 8/14/01)
                   April 1, 2001 among the financial institutions named
                   therein, as Lenders, Bank of America, N.A. as Agent,
                   and W. R. Grace & Co. and its subsidiaries named
                   therein as Debtors and Debtors-in-Possession, as
                   Borrowers

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

      10.5         W. R. Grace & Co. 1998 Stock Plan for Nonemployee        Annex D to Information Statement*
                   Directors

      10.6         W. R. Grace & Co. 1996 Stock Incentive Plan, as amended  Exhibit 10.4 to Form 10-Q (filed
                                                                            5/15/98)*

      10.7         W. R. Grace & Co. Supplemental Executive Retirement      Filed herewith*
                   Plan, as amended

      10.8         W. R. Grace & Co. Executive Salary Protection Plan, as   Filed herewith*
                   amended

      10.9         W. R. Grace & Co. 1986 Stock Incentive Plan, as amended  Filed herewith*

      10.10        W. R. Grace & Co. 1989 Stock Incentive Plan, as amended  Filed herewith*

      10.11        W. R. Grace & Co. 1994 Stock Incentive Plan, as amended  Filed herewith*

      10.12        Information concerning W. R. Grace & Co. Incentive       Pages 7-12 and 26-36 of Proxy Statement
                   Compensation Program, Deferred Compensation Program      of Old Grace (filed 4/7/97)*
                   and Long-Term Incentive Program

      10.13        Form of Long-Term Incentive Program Award                Exhibit 10.13 to Registration Statement
                                                                            on Form S-1 of Old Grace (filed 8/2/96)*

      10.14        Forms of Stock Option Agreements                         Exhibit 10.15 to Form 10-K (filed
                                                                            3/29/99)*


      10.15        Form of Stock Option Agreements                          Exhibit 10.14 to Registration Statement
                                                                            on Form S-1 of Old Grace (filed 8/2/96)*

      10.16        Form of Stock Option Agreements                          Exhibit 10.5 to Form 10-Q (filed
                                                                            5/15/98)*

      10.17        Form of Executive Severance Agreement between W. R.      Exhibit 10.20 to Form 10 of Grace
                   Grace & Co. and officers                                 Specialty Chemicals, Inc. (now W. R.
                                                                            Grace & Co.) (filed 3/13/98)*

      10.18        Form of Restricted Share Award Agreements dated April    Exhibit 10.1 to Form 10-Q (filed
                   7, 1998                                                  5/15/98)*

      10.19        Employment Agreement, dated January 1, 2001, by and      Exhibit 10.20 to Form 10-K (filed
                   between W. R. Grace & Co. and Paul J. Norris             4/16/01)*

      10.20        Employment Agreement dated May 11, 1999 between W. R.    Exhibit 10.1 to Form 10-Q (filed
                   Grace & Co.-Conn. and Robert M. Tarola                   8/13/99)*

      10.21        Letter Agreement dated January 30, 2001 between Paul     Exhibit 10.22 to Form 10-K (filed
                   J. Norris, on behalf of W. R. Grace & Co., and David     4/16/01)*
                   B. Siegel

      10.22        Form of Long-Term Incentive Program Award                Exhibit 10.23 to Form 10-K (filed
                                                                            4/16/01)*

      10.23        Letter Agreement dated May 7, 1999 between Paul J.       Exhibit 10.24 to Form 10-K (filed
                   Norris, on behalf of W. R. Grace & Co., and William M.   4/16/01)*
                   Corcoran

      10.24        Distribution Agreement by and among Grace New York, W.   Exhibit 2 to Form 8-K of Grace New York
                   R. Grace & Co.-Conn. and Fresenius AG dated February     (filed 2/6/96)
                   4, 1996

      10.25        Form of Indemnification Agreement between W. R. Grace    Exhibit 10.39 to Registration Statement
                   & Co. and certain Directors                              on Form S-1 of Old Grace (filed 8/2/96)*

      10.26        Form of Indemnification Agreement between W. R. Grace    Exhibit 10.27 to Form 10-K (filed
                   & Co. and certain Officers and Directors                 4/16/01)*

      10.27        Form of Retention Agreement                              Exhibit 10.28 to Form 10-K (filed
                                                                            4/16/01)*

       12          Computation of Ratio of Earnings and Fixed Charges and   Filed herewith in Financial Supplement
                   Combined Fixed Charges and Preferred Stock Dividends     to Grace's 2001 Form 10-K

       21          List of Subsidiaries of W. R. Grace & Co.                Filed herewith

       23          Consent of Independent Accountants                       Filed herewith in Financial Supplement
                                                                            to Grace's 2001 Form 10-K

       24          Powers of Attorney                                       Filed herewith

       99          Audit Committee Report                                   Filed herewith


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

                                            W. R. GRACE & CO.



                                            By:  /s/ Robert M. Tarola
                                                 --------------------
                                                     Robert M. Tarola
                                                     (Senior Vice President and
                                                     Chief Financial Officer)

Dated: March 28, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2002.

         Signature                           Title
         ---------                           -----
         P. J. Norris*                       President and Director
                                             (Principal Executive Officer)
         J. F. Akers*                    }
         H. F. Baldwin*                  }
         R. C. Cambre*                   }
         M. A. Fox*                      }   Directors
         J. J. Murphy*                   }
         T. A. Vanderslice*              }

    /s/ Robert M. Tarola                     Senior Vice President and Chief
--------------------------------------       Financial Officer (Principal
         (Robert M. Tarola)                  Financial Officer and Principal
                                             Accounting Officer)

--------------------------------------
* By signing his name hereto, Mark A. Shelnitz is signing this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



                                             By:       /s/ Mark A. Shelnitz
                                                       -------------------------
                                                          Mark A. Shelnitz
                                                          (Attorney-in-Fact)

                              FINANCIAL SUPPLEMENT

                                W. R. GRACE & CO.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                              FINANCIAL SUPPLEMENT

                                       TO

         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001

                       W. R. GRACE & CO. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements
                  and Financial Statement Schedule and Exhibit

Management's Responsibility for Financial Reporting..............................    F-3
Report of Independent Accountants................................................    F-4
Report of Independent Accountants on Financial Statement Schedule................    F-5
Consent of Independent Accountants...............................................    F-5
Consolidated Statement of Operations for the three years in the
     period ended December 31, 2001..............................................    F-6
Consolidated Statement of Cash Flows for the three years in the
     period ended December 31, 2001..............................................    F-7
Consolidated Balance Sheet at December 31, 2001 and 2000.........................    F-8
Consolidated Statement of Shareholders' Equity (Deficit) for the three
     years in the period ended December 31, 2001.................................    F-9
Consolidated Statement of Comprehensive (Loss) Income  for the three
     years in the period ended December 31, 2001.................................    F-9
Notes to Consolidated Financial Statements.......................................    F-10 - F-33
Financial Summary................................................................    F-34
Management's Discussion and Analysis of Results of Operations
     and Financial Condition.....................................................    F-35 - F-49
Financial Statement Schedule
     Schedule II  -  Valuation and Qualifying Accounts and Reserves..............    F-50
:  Computation of Ratio of Earnings to Fixed Charges and
     Combined Fixed Charges and Preferred Stock Dividends........................    F-51

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

     The Audit Committee of the Board of Directors, which is comprised solely of independent directors, meets regularly with Grace's senior financial personnel, internal auditors and independent accountants to review audit plans and results, as well as the actions taken by management in discharging its responsibilities for accounting, financial reporting and internal control systems. The Audit Committee reports its findings and recommends the selection of independent accountants to the Board of Directors. Grace's financial management, internal auditors and independent accountants have direct and confidential access to the Audit Committee at all times.

     The independent accountants are engaged to conduct the audits of and report on the Consolidated Financial Statements in accordance with auditing standards generally accepted in the United States of America. These standards require an assessment of the systems of internal controls and tests of transactions to the extent considered necessary by the independent accountants for purposes of supporting their opinion as set forth in their report.

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

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF
W. R. GRACE & CO.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows, of shareholders' equity (deficit) and of comprehensive (loss) income, present fairly, in all material respects, the financial position of W. R. Grace & Co. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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



 /s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Baltimore, Maryland
January 29, 2002

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF W. R. GRACE & CO.

Our audits of the consolidated financial statements referred to in our report dated January 29, 2002, which was modified as to a matter raising substantial doubt about the Company's ability to continue as a going concern, appearing on page F-4 of this 2001 Annual Report on Form 10-K of W. R. Grace & Co. also included an audit of the Financial Statement Schedule listed on page F-2 in the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibit of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Baltimore, Maryland
January 29, 2002

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-37024, 333-49083, 333-49507, 333-49509,
333-49511, 333-49513, 333-49515, 333-49517, 333-49703, and 333-49705) of W. R.
Grace & Co. of our report dated January 29, 2002 appearing on page F-4 of this 2001 Annual Report on Form 10-K of W. R. Grace & Co. We also consent to the incorporation by reference of our report dated January 29, 2002 relating to the Financial Statement Schedule, which appears above in this Form 10-K.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Baltimore, Maryland
March 28, 2002

CONSOLIDATED FINANCIAL STATEMENTS


===========================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS                                                 YEAR ENDED DECEMBER 31,
===========================================================================================================================
Amounts in millions, except per share amounts                                 2001             2000             1999
                                                                        -------------------------------------------------==
Net sales.............................................................    $   1,723.2     $   1,597.4      $  1,550.9
Other income..........................................................           34.0            49.5            56.7
                                                                        -------------------------------------------------==
                                                                              1,757.2         1,646.9         1,607.6
                                                                        -------------------------------------------------==

Cost of goods sold, exclusive of depreciation and amortization shown
    separately below..................................................        1,092.9           973.9           929.3
Selling, general and administrative expenses..........................          336.1           323.1           327.2
Research and development expenses ....................................           44.1            45.7            42.4
Depreciation and amortization ........................................           89.0            87.8            89.2
Interest expense and related financing costs .........................           37.1            28.1            16.1
Provision for asbestos-related litigation, net of insurance ..........           --             208.0            --
                                                                        -------------------------------------------------==
                                                                              1,599.2         1,666.6         1,404.2
                                                                        -------------------------------------------------==

Income (loss) from continuing operations before Chapter 11
    reorganization expenses and income taxes .........................          158.0           (19.7)          203.4
Chapter 11 reorganization expenses, net ..............................          (15.7)           --              --
Provision for income taxes ...........................................          (63.7)          (70.0)          (73.2)
                                                                        -------------------------------------------------==

    INCOME (LOSS) FROM CONTINUING OPERATIONS..........................           78.6           (89.7)          130.2
Income from discontinued operations, net of tax ......................           --              --               5.7
                                                                        ===================================================
    NET INCOME (LOSS).................................................    $      78.6     $     (89.7)     $    135.9
===========================================================================================================================
BASIC EARNINGS (LOSS) PER SHARE:
    Continuing operations ............................................    $      1.20    $      (1.34)    $      1.84
    Net income (loss).................................................    $      1.20    $      (1.34)    $      1.92

Weighted average number of basic shares ..............................           65.3            66.8            70.7

DILUTED EARNINGS (LOSS) PER SHARE:

    Continuing operations ............................................    $      1.20    $      (1.34)    $      1.76
    Net income (loss).................................................    $      1.20    $      (1.34)    $      1.84

Weighted average number of diluted shares ............................           65.4            66.8            73.8
===========================================================================================================================

               The Notes to Consolidated Financial Statements are
                      an integral part of these statements.

====================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS                                                            YEAR ENDED DECEMBER 31,
====================================================================================================================================
Dollars in millions                                                                     2001              2000            1999
                                                                                     -----------------------------------------------
OPERATING ACTIVITIES
Income before Chapter 11 reorganization expenses and income taxes ..............     $    158.0      $     (19.7)    $     203.4
Reconciliation to cash provided by (used for) operating activities:
     Depreciation and amortization .............................................           89.0             87.8            89.2
     Interest accrued on pre-petition debt subject to compromise ...............           23.2             --              --
     Gain on sales of investments ..............................................           (7.9)           (19.0)           (9.3)
     Gain on disposals of assets ...............................................           (1.8)            (5.5)          (13.6)
     Provision for environmental remediation ...................................            5.8             10.4            --
     Provision for asbestos-related litigation, net of insurance................           --              208.0            --
     Net income from life insurance policies....................................           (5.4)            (6.4)           (2.1)
     Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency translation:
      (Increase) decrease in notes and accounts receivable, net.................           (9.7)           (10.6)            0.5
      Increase in accounts receivable due to termination of securitization
        program.................................................................          (98.4)            --              --
      Decrease (increase) in subordinated interest of accounts receivable sold .           33.1             (4.9)           37.0
      Increase in inventories ..................................................          (31.2)            (8.0)           (5.7)
      Increase (decrease) in accounts payable and accrued liabilities...........            0.9            (10.1)           12.3
      Increase in net pension assets ...........................................          (21.3)           (33.6)          (10.6)
      Expenditures for asbestos-related litigation .............................         (109.6)          (281.8)         (115.9)
      Proceeds from asbestos-related insurance .................................           78.8             85.6            73.1
      Expenditures for environmental remediation................................          (24.9)           (36.8)          (17.8)
      Expenditures for postretirement benefits .................................          (22.3)           (23.0)          (19.6)
      Expenditures for retained obligations of discontinued operations .........          (13.1)           (34.9)          (42.9)
      Other ....................................................................            2.9             (9.3)            6.9
                                                                                     -----------------------------------------------
     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES BEFORE INCOME TAXES
     AND CHAPTER 11 REORGANIZATION EXPENSES.....................................           46.1           (111.8)          184.9
Chapter 11 reorganization expenses paid, net ...................................          (11.8)            --              --
Income taxes paid, net of refunds ..............................................          (27.9)           (28.3)          (54.4)
                                                                                     -----------------------------------------------
     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES ......................            6.4           (140.1)          130.5
                                                                                     -----------------------------------------------

INVESTING ACTIVITIES
Capital expenditures ...........................................................          (62.9)           (64.8)          (82.5)
Businesses acquired in purchase transactions, net of cash acquired .............          (84.4)           (49.0)           (9.4)
Investments in unconsolidated affiliates .......................................           (1.9)            (3.6)           --
Net proceeds from (investments in) life insurance policies .....................            0.4            (11.1)            0.9
Proceeds from sales of investments..............................................            7.9             19.0             9.3
Proceeds from disposals of assets ..............................................            7.6             11.9            40.6
Net investing activities of discontinued operations.............................           --               --             (54.1)
Net proceeds from divestments of businesses.....................................           --               --             184.6
                                                                                     -----------------------------------------------
     NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES ......................         (133.3)           (97.6)           89.4
                                                                                     -----------------------------------------------

FINANCING ACTIVITIES
Proceeds from loans secured by cash value of life insurance, net of repayments..           33.7             (5.2)           (3.4)
Borrowings under pre-petition credit facilities, net of repayments .............           93.6            311.3            18.7
Borrowings under debtor-in-possession facility, net of fees ....................           71.5             --              --
Repayments of term debt ........................................................           --              (24.7)           --
Repayments of borrowings under debtor-in-possession facility....................          (75.0)            --              --
Exercise of stock options ......................................................           --                5.8            26.6
Purchase of treasury stock .....................................................           (0.6)           (47.3)          (95.3)
Net financing activity of discontinued operations ..............................           --               --             (27.5)
                                                                                     -----------------------------------------------
     NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES ......................          123.2            239.9           (80.9)
                                                                                     -----------------------------------------------
Effect of currency exchange rate changes on cash and cash equivalents ..........           (6.9)           (10.1)           (4.5)
                                                                                     -----------------------------------------------
     (DECREASE)  INCREASE IN CASH AND CASH EQUIVALENTS .........................          (10.6)            (7.9)          134.5
     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................          191.9            199.8            65.3
                                                                                     -----------------------------------------------
     CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................     $    181.3      $     191.9     $     199.8
====================================================================================================================================

               The Notes to Consolidated Financial Statements are
                     an integral part of these statements.

==================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET                                                                            DECEMBER 31,
==================================================================================================================================
Amounts in millions, except par value and shares                                                2001                 2000
                                                                                        ------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents ..........................................................     $          181.3     $          191.9
Notes and accounts receivable, net .................................................                302.1                197.2
Inventories ........................................................................                174.8                144.2
Deferred income taxes ..............................................................                 22.5                 98.8
Asbestos-related insurance expected to be realized within one year .................                  9.7                 83.8
Other current assets................................................................                 57.7                 58.0
                                                                                        ------------------------------------------
     TOTAL CURRENT ASSETS ..........................................................                748.1                773.9

Properties and equipment, net of accumulated depreciation and
     amortization of $995.3 (2000 - $935.4) ........................................                589.0                601.7
Goodwill, less accumulated amortization of $7.4 (2000 - $7.2) ......................                 55.8                 34.1
Cash value of life insurance policies, net of policy loans..........................                 75.6                104.3
Deferred income taxes ..............................................................                502.9                388.4
Asbestos-related insurance expected to be realized after one year...................                283.7                288.2
Other assets .......................................................................                461.9                394.3
                                                                                        ------------------------------------------
     TOTAL ASSETS ..................................................................     $        2,717.0     $        2,584.9
                                                                                        ==========================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES

Debt payable within one year .......................................................     $            7.8     $          418.3
Accounts payable ...................................................................                 99.0                117.5
Income taxes payable ...............................................................                 14.4                123.1
Asbestos-related liability expected to be satisfied within one year.................                 --                  178.4
Other current liabilities ..........................................................                127.9                255.6
                                                                                        ------------------------------------------
     TOTAL CURRENT LIABILITIES .....................................................                249.1              1,092.9

Deferred income taxes ..............................................................                 20.8                 20.2
Asbestos-related liability expected to be satisfied after one year .................                 --                  927.5
Other liabilities ..................................................................                275.2                615.6
                                                                                        ------------------------------------------
     TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE ...................................                545.1              2,656.2

LIABILITIES SUBJECT TO COMPROMISE - NOTE 2 .........................................              2,313.6                --
                                                                                        ------------------------------------------
     TOTAL LIABILITIES..............................................................              2,858.7              2,656.2
                                                                                        ------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock issued, par value $.01; 300,000,000 shares authorized;
       outstanding: 2001 - 65,399,600 (2000 - 65,418,000) ..........................                  0.8                  0.8
Paid-in capital ....................................................................                433.0                432.2
Retained earnings (accumulated deficit).............................................               (137.8)              (216.4)
Treasury stock, at cost: shares: 2001 - 11,500,800; (2000 - 11,443,900).............               (137.0)              (136.4)
Accumulated other comprehensive loss ...............................................               (300.7)              (151.5)
                                                                                        ------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)  .........................................               (141.7)               (71.3)
                                                                                        ------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)...........................     $        2,717.0     $        2,584.9
==================================================================================================================================



               The Notes to Consolidated Financial Statements are
                      an integral part of these statements


====================================================================================================================================
W.R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
====================================================================================================================================
                                     Common Stock     Retained                                    Accumulated
                                          and         Earnings        Deferred                       Other             TOTAL
                                        Paid-in     (Accumulated    Compensation     Treasury    Comprehensive      SHAREHOLDERS'
Dollars in millions                     Capital       Deficit)         Trust          Stock           Loss         EQUITY (DEFICIT)
                                     -----------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998           $    410.0    $   (203.1)    $        (0.8)   $   (83.1)   $         (80.9) $         42.1
Net income .....................           --           135.9              --           --                 --             135.9
Purchase of common stock .......           --            --                --          (94.4)              --             (94.4)
Shares issued under stock plans.           42.3          --                 0.2         --                 --              42.5
Retirement of treasury stock....          (28.9)        (59.5)             --           88.4               --              --
Other comprehensive (loss)......           --            --                --           --                (15.0)          (15.0)
                                     -----------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999......     $    423.4    $   (126.7)    $        (0.6)   $   (89.1)   $         (95.9) $        111.1
                                     ===============================================================================================

Net (loss) .....................     $     --      $    (89.7)    $        --      $    --      $          --    $        (89.7)
Purchase of common stock........           --            --                --          (47.3)              --             (47.3)
Shares issued under stock plans.            9.4          --                --           --                 --               9.4
Rabbi trust activity ...........            0.2          --                (0.8)        --                 --              (0.6)
Rabbi trust obligations.........           --            --                 1.4         --                 --               1.4
Other comprehensive (loss) .....           --            --                --           --                (55.6)          (55.6)
                                     -----------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000......     $    433.0    $   (216.4)    $        --      $  (136.4)   $        (151.5) $        (71.3)
                                     ===============================================================================================

Net income .....................     $     --      $     78.6     $        --      $    --      $         --     $         78.6
Purchase of common stock .......           --            --                --           (0.6)             --               (0.6)
Shares issued under stock plans.            0.8          --                --           --                --                0.8
Other comprehensive (loss)......           --            --                --           --               (149.2)         (149.2)
                                     -----------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001......     $    433.8    $   (137.8)    $        --      $  (137.0)   $        (300.7) $       (141.7)
====================================================================================================================================

====================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME                                       YEAR ENDED DECEMBER 31,
====================================================================================================================================
Dollars in millions
                                                                                   2001               2000              1999
                                                                             ------------------- ---------------- ------------------

NET INCOME (LOSS).......................................................     $      78.6         $     (89.7)     $      135.9
                                                                             ------------------- ---------------- ------------------
OTHER COMPREHENSIVE (LOSS) INCOME:
   Foreign currency translation adjustments.............................           (24.6)              (34.1)            (19.3)
   Net unrealized (losses) gains on investments, net of income taxes....            (0.2)              (17.7)              1.5
   Minimum pension liability adjustments, net of income taxes...........          (124.4)               (3.8)              2.8
                                                                             ------------------- ---------------- ------------------
Total other comprehensive (loss)........................................          (149.2)              (55.6)            (15.0)
                                                                             ------------------- ---------------- ------------------
COMPREHENSIVE (LOSS) INCOME.............................................     $     (70.6)        $    (145.3)     $      120.9
-----------------------------------------------------------------------------=================== ================ ==================


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions unless otherwise stated)

--------------------------------------------------------------------------------
1.   BASIS OF PRESENTATION AND SUMMARY OF
     SIGNIFICANT ACCOUNTING AND FINANCIAL
     REPORTING POLICIES
--------------------------------------------------------------------------------

W. R. Grace & Co., through its subsidiaries, is engaged in specialty chemicals and specialty materials businesses on a worldwide basis. These businesses consist of catalysts and silica products ("Davison Chemicals") and construction chemicals, building materials and sealants and coatings ("Performance Chemicals").

W. R. Grace & Co. conducts substantially all of its business through a direct, wholly owned subsidiary, W. R. Grace & Co.-Conn. ("Grace-Conn"). Grace-Conn. owns substantially all of the assets, properties and rights of W. R. Grace & Co., either directly or through subsidiaries.

As used in these notes, the term "Company" refers to W. R. Grace & Co. The term "Grace" refers to the Company and/or one or more of its subsidiaries and, in certain cases, their respective predecessors.

VOLUNTARY BANKRUPTCY FILING: In response to a sharply increasing number of asbestos-related bodily injury claims, on April 2, 2001 (the "Filing Date"), W.
R. Grace & Co. and 61 of its United States subsidiaries and affiliates, including Grace-Conn. (collectively, the "Debtors"), filed voluntary petitions for reorganization (the "Filing") under Chapter 11 of the United States Bankruptcy Code ("Chapter 11" or the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The cases were consolidated and are being jointly administered under case number 01-01139 (the "Chapter 11 Cases"). Grace's non-U.S. subsidiaries and certain of its U.S. subsidiaries were not included in the Filing.

During 2000 and the first quarter of 2001, Grace experienced several adverse developments in its asbestos-related litigation, including: a significant increase in bodily injury claims, higher than expected costs to resolve bodily injury and certain property damage claims, and class action lawsuits alleging damages from a former attic insulation product. (These claims are discussed in more detail in Note 3 to the Consolidated Financial Statements.) After a thorough review of these developments, the Board of Directors of Grace concluded on April 2, 2001 that a federal court-supervised Chapter 11 filing provides the best forum available to achieve predictability and fairness in the claims settlement process. By filing under Chapter 11, Grace expects to be able to both obtain a comprehensive resolution of the claims against it and preserve the inherent value of its businesses. Under Chapter 11, the Debtors expect to continue to operate their businesses as debtors-in-possession under court protection from their creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the asbestos-related claims against them.

Consequence of Filing - As a consequence of the Filing, pending litigation against the Debtors is generally stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to realize its pre-petition claims except pursuant to an order of the Bankruptcy Court.

The Debtors intend to address all of their pending and future asbestos-related claims and all other pre-petition claims in a plan of reorganization. Such plan of reorganization may include the establishment of a trust through which all pending and future asbestos-related claims would be channeled for resolution. However, it is currently impossible to predict with any degree of certainty the amount that would be required to be contributed to the trust, how the trust would be funded, how other pre-petition claims would be treated or what impact any reorganization plan may have on the shares of common stock of Grace. The interests of Debtors' equity security holders could be substantially diluted or cancelled under a plan of reorganization. The formulation and implementation of the plan of reorganization is expected to take a significant period of time.

Since the Filing, all motions necessary to conduct normal business activities have been approved by the Bankruptcy Court. In addition, the Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations in the ordinary course of business, including employee wages and benefits, customer programs, shipping charges and a limited amount of claims of essential trade creditors.

As provided by the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization for a 120-day period following the Filing Date. The Debtors have received an extension of their exclusive period during which to file a plan of reorganization through August 1, 2002, and an extension of the Debtors' exclusive rights to solicit acceptances of a reorganization plan through October 1, 2002. No dates have yet been set for the filing of proofs of claims by claimants.

Three creditors' committees, two representing asbestos claimants and the third representing other unsecured creditors, and a committee representing shareholders have been appointed in the Chapter 11 Cases. These committees will have the right to be heard on all matters that come before the Bankruptcy Court, and, together with a legal representative of future asbestos claimants (who Grace expects to be appointed by the Bankruptcy Court in the near future), are likely to play important roles in the Chapter 11 Cases. The Debtors are required to bear certain of the committees' and the future asbestos claimants representative's costs and expenses, including those of their counsel and financial advisors.

All of the Debtor's pre-petition debt is now in default due to the Filing. The accompanying Consolidated Balance Sheet as of December 31, 2001 reflects the classification of the Debtors' pre-petition debt within "Liabilities subject to compromise".

The Debtors have entered into a debtor-in-possession post-petition loan and security agreement with Bank of America, N.A. (the "DIP facility") in the aggregate amount of $250 million. The DIP facility has a term expiring in April 2003 and bears interest under a formula based on the London Inter-Bank Offered Rate ("LIBOR") rate plus 2.00 to 2.25 percentage points depending on the level of loans outstanding.

In November 2001, the Debtors' Chapter 11 Cases, as well as the Chapter 11 Cases of four unrelated companies with asbestos-related claims, was assigned to Judge Alfred M. Wolin, a senior federal judge who sits in Newark, New Jersey. Judge Wolin will preside over the asbestos bodily injury matters affecting all five companies and, at his choosing, certain other asbestos-related lawsuits particular to Grace. Judge Judith Fitzgerald, a U.S. Bankruptcy judge from the Western District of Pennsylvania, sitting in Wilmington, Delaware, will preside over the Debtors' other bankruptcy matters.

Accounting Impact - The accompanying Consolidated Financial Statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7") "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," promulgated by the American Institute of Certified Public Accountants. SOP 90-7 requires that financial statements of debtors-in-possession be prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, the realization of certain of Debtors' assets and liquidation of certain of Debtors' liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the Consolidated Financial Statements, which do not currently give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

Pursuant to SOP 90-7, Grace's pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of December 31, 2001, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments) as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation and other claims). The recorded amounts of such liabilities generally reflect accounting measurements as of the Filing Date adjusted, as warranted, for changes in facts and circumstances and/or rulings under Grace's Chapter 11 proceedings subsequent to the Filing. (See Note 2 to the Consolidated Financial Statements for detail of the "Liabilities subject to compromise" as of December 31, 2001, and as of the Filing Date.) Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheet based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

PRINCIPLES OF CONSOLIDATION: The Consolidated Financial Statements include the accounts of the Company and majority-owned companies as to which the Company exercises control over operating and financial policies. Intercompany transactions and balances are eliminated in consolidation. Investments in affiliated companies as to which the Company does not exercise control over operating and financial policies are accounted for under the equity method, unless the Company's ability to influence a company is determined to be temporary, in which case the investment is accounted for under the cost method.

RECLASSIFICATIONS: Certain amounts in prior years' Consolidated Financial Statements have been reclassified to conform to the 2001 presentation.

EFFECT OF NEW ACCOUNTING STANDARDS: In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations". The provisions of SFAS No. 141: (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Grace adopted SFAS No. 141 in July 2001.

SFAS No. 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142: (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment, (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the 40 year limitation on the amortization period of intangible assets that have finite lives.

Grace will adopt the provisions of SFAS No. 142 in its first quarter ending March 31, 2002. Grace has identified its reporting units as catalyst products, silica products, specialty construction chemicals, specialty building materials and specialty sealants and coatings for purposes of measuring impairment under the provisions of SFAS No. 142. All amounts of goodwill, intangible assets, other assets, and liabilities have been appropriately classified and allocated to these reporting units. Amortization expense on goodwill for the year ended December 31, 2001 was $0.5 million. In connection with the adoption of SFAS No. 142, Grace is in the process of evaluating the useful lives of its existing intangible assets and anticipates that any changes in the useful lives will not have a material impact on the results of its operations.

SFAS No. 142 requires that goodwill and certain intangible assets be tested annually for impairment. An impairment test must be performed at the beginning of the period of adoption. Grace expects that its goodwill and other intangible assets will not be impaired.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001. SFAS No. 143 requires the accrual of asset retirement obligations by increasing the initial carrying amount of the related long-lived asset, and systematically expensing such costs over the asset's useful life. The standard is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," and expands the scope of discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Grace does not expect SFAS No. 143 or 144 to have a material effect on its financial statements.

Grace adopted Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs," in the fourth quarter of 2000. The adoption of this standard did not affect pre-tax or net loss; however, freight costs and sales commissions (previously shown as a reduction of net sales) are now included in "Cost of goods sold" and "Selling, general and administrative expenses," respectively, in the Consolidated Statement of Operations.

USE OF ESTIMATES: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities (including contingent assets and liabilities) reported at the date of the Consolidated Financial Statements and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates. Grace's accounting measurements that are most affected by management's estimates of future events are:

o Contingent liabilities such as asbestos-related matters, environmental remediation, tax exposures and retained obligations of divested businesses.

o Pension and post-retirement liabilities that depend on assumptions regarding discount rates and total returns on invested funds.

o Depreciation and amortization periods for long-lived assets, including property and equipment, intangibles and goodwill.

o Realization values of various assets such as receivables, inventories, insurance and tax attributes.

The accuracy of these and other estimates may also be materially affected by the uncertainties arising under the Chapter 11 Cases.

CASH EQUIVALENTS: Cash equivalents consist of liquid instruments with maturities of three months or less when purchased. The recorded amounts approximate fair value because of the short maturities of these investments.

SALE OF ACCOUNTS RECEIVABLE: Prior to the Filing, Grace entered into a program to sell certain of its trade accounts receivable and retained a subordinated interest and servicing rights. Net losses on the sale of receivables were based on the carrying value of the assets sold, allocated in proportion to their fair value. Retained interests were carried at fair value and were included in "Other current assets" in the Consolidated Balance Sheet. Grace generally estimated fair value based on the present value of expected future cash flows less management's best estimate of uncollectible accounts receivable. Grace maintained an allowance for doubtful accounts receivable based upon the expected collectibility of all trade receivables, including receivables sold. The allowance was reviewed regularly and adjusted for accounts deemed uncollectible by management. Expenses and losses associated with the program were recognized as a component of interest expense and related financing costs. As a result of the Filing, which constituted an event of default under the program, outstanding balances were satisfied through the use of pre-petition trade receivables collected during the period from the Filing Date to early May 2001. The program was terminated effective May 14, 2001.

INVENTORIES: Inventories are stated at the lower of cost or market. The methods used to determine cost include first-in/first-out and, for substantially all U.S. inventories, last-in/first-out. Market values for raw materials are based on current cost and, for other inventory classifications, net realizable value.

PROPERTIES AND EQUIPMENT: Properties and equipment are stated at cost. Depreciation of properties and equipment is generally computed using the straight-line method over the estimated useful life of the asset. Estimated useful lives range from 20 to 40 years for buildings, 3 to 7 years for information technology equipment, 3 to 10 years for machinery and equipment and 5 to 10 years for furniture and fixtures. Interest is capitalized in connection with major project expenditures. Fully depreciated assets are retained in properties and equipment and related accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds from disposal, is charged or credited to operations. Grace reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

GOODWILL: Goodwill arises from certain purchase business combinations and with respect to business combinations completed prior to June 30, 2001 is being amortized using the straight-line method over appropriate periods not exceeding 40 years. Grace reviews its goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The provisions of SFAS No. 141 were applied to goodwill and intangible assets acquired after June 30, 2001.

REVENUE RECOGNITION: Grace recognizes revenue when risk of loss and title to the product transfer to the customer, which usually occurs upon shipment of goods to customers or upon performance of services. In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," subsequently updated by SAB 101A and SAB 101B (collectively, "SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Grace adopted SAB 101 in the fourth quarter of 2000 with no material impact on Grace's results of operations or financial position.

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

FOREIGN CURRENCY TRANSLATION: Assets and liabilities of foreign subsidiaries (other than those located in countries with highly inflationary economies) are translated into U.S. dollars at current exchange rates, while their revenues, costs and expenses are translated at average exchange rates during each reporting period.

The resulting translation adjustments are included in the "Accumulated other comprehensive loss" section of the Consolidated Balance Sheet. The financial statements of subsidiaries located in countries with highly inflationary economies, if any, are remeasured as if the functional currency were the U.S. dollar; the remeasurement creates translation adjustments that are reflected in "Net income (loss)" in the Consolidated Statement of Operations.

FINANCIAL INSTRUMENTS: From time to time Grace enters into interest rate swap agreements and foreign exchange forward and option contracts to manage exposure to fluctuations in interest and foreign currency exchange rates. Grace does not hold or issue derivative financial instruments for trading purposes. At December 31, 2001, Grace did not hold and had not issued any derivative financial instruments.

Grace adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended) for 2001. SFAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities in the Consolidated Balance Sheet with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met.

--------------------------------------------------------------------------------
2.   CHAPTER 11 RELATED FINANCIAL INFORMATION
--------------------------------------------------------------------------------

As a result of the Filing, Grace's Consolidated Balance Sheet as of December 31, 2001 separately identifies the liabilities that are "subject to compromise" as a result of the Chapter 11 proceedings. In Grace's case, "Liabilities subject to compromise" represent pre-petition liabilities as determined under U.S. generally accepted accounting principles. Changes to the recorded amount of such liabilities will be based on developments in the Chapter 11 Cases and management's assessment of the claim amounts that will ultimately be allowed by the Bankruptcy Court. Changes to pre-petition liabilities subsequent to the Filing Date reflect: 1) cash payments under approved court orders; 2) the accrual of interest on pre-petition debt at the pre-petition contractual rate;
3) accruals for employee-related programs; and 4) changes in estimates related to pre-petition contingent liabilities and assets.

Components of Liabilities subject to compromise are as follows:

============================================================================
                                              DECEMBER 31,     Filing Date
(Dollars in millions)                             2001         (Unaudited)
============================================================================
Debt, pre-petition plus
  accrued interest......................    $      524.5      $      511.5
Accounts payable........................            31.7              43.0
Income taxes payable....................           216.6             210.1
Asbestos-related liability..............           996.3           1,002.8
Other postretirement benefits ..........           169.1             185.4
Environmental
 remediation ...........................           153.1             164.8
Retained obligations of
  divested businesses ..................            80.5              75.5
Pension related ........................            74.6              70.8
Other accrued liabilities ..............            67.2             102.1
                                           ---------------------------------
                                            $    2,313.6      $    2,366.0
============================================================================


Set forth below is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through December 31, 2001.

============================================================================
                                                              Cumulative
(Dollars in millions) (Unaudited)                            Since Filing
============================================================================
Balance, Filing Date.................................      $      2,366.0
Cash disbursements and/or reclassifications
  under Bankruptcy Court orders:
   Freight and distribution order....................                (5.6)
   Trade accounts payable order......................                (8.4)
Other court orders including employee wages
  and benefits, sales and use tax and
  customer programs..................................               (68.2)
Expense/(income) items:
   Interest on pre-petition debt.....................                20.9
   Current period employment-related
     accruals........................................                 9.4
   Environmental accruals............................                 5.8
   Interest on income tax contingencies..............                 7.7
Balance sheet reclassifications......................                (4.9)
                                                           -----------------
Balance, end of period...............................      $      2,322.7
============================================================================
Pre-Filing Date liabilities allowable under
  court orders.......................................      $          9.1
Pre-Filing Date liabilities subject to
  compromise.........................................      $      2,313.6
============================================================================

Pre-Filing Date obligations allowable under current court orders and expected to be paid prior to an adopted plan of reorganization are classified as "Liabilities not subject to compromise." Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

The Debtors recorded Chapter 11 reorganization expenses for 2001 consisting of:

================================================================
(Dollars in millions)                                 2001
================================================================
Legal and financial advisory fees...........     $      16.6
Interest income.............................            (0.9)
                                                 ---------------
Chapter 11 reorganization expenses, net.....     $      15.7
================================================================

Pursuant to SOP 90-7, interest income earned on Grace's cash balances must be offset against reorganization expenses. Condensed financial information of the Debtors subsequent to the Filing Date is presented below:

===============================================================
W. R. GRACE & CO. - CHAPTER 11 FILING           APRIL 2, 2001
ENTITIES                                             TO
DEBTOR-IN-POSSESSION STATEMENT OF OPERATIONS    DECEMBER 31,
(UNAUDITED) DOLLARS IN MILLIONS                     2001
===============================================================
Net sales, including intercompany...........   $      768.7
Other income................................           42.2
                                               ----------------
                                                      810.9
                                               ----------------
Cost of goods, including intercompany,
   exclusive of depreciation and
   amortization shown separately below......          479.4
Selling, general and administrative expenses          158.5
Research and development expenses...........           28.5
Depreciation and amortization ..............           44.0
Interest expense and related financing costs           26.9
                                               ----------------
                                                      737.3
                                               ----------------
Income before Chapter 11 reorganization
   expenses, income taxes, and equity in net
   income of non-filing entities............           73.6
Chapter 11 reorganization expenses, net ....          (12.7)
(Provision for) income taxes ...............          (34.3)
Equity in net income of non-filing entities            37.3
                                               ----------------
   NET INCOME ..............................   $       63.9
===============================================================

===============================================================
                                                APRIL 2, 2001
W. R. GRACE & CO. - CHAPTER 11 FILING ENTITIES         TO
DEBTOR-IN-POSSESSION CONDENSED STATEMENT OF      DECEMBER 31,
CASH FLOWS (UNAUDITED) DOLLARS IN MILLIONS           2001
===============================================================
OPERATING ACTIVITIES
Net income...................................  $      63.9
Reconciliation to net cash provided by  (used
  for) operating activities:
  Non-cash items, net........................         67.1
  Increase in accounts receivable due to
     termination of securitization program...        (99.7)
  Decrease in subordinated interest of
     accounts receivable sold................         34.9
  Changes in other assets and liabilities,
     excluding the effect of businesses
     acquired/divested.......................         (0.5)
                                               ----------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES..         65.7

  NET CASH USED FOR INVESTING ACTIVITIES.....        (20.0)

  NET CASH USED FOR FINANCING ACTIVITIES.....        (16.3)
                                               ----------------
  NET INCREASE IN CASH AND CASH EQUIVALENTS..         29.4
Cash and cash equivalents, Filing Date.......          8.6
                                               ----------------
Cash and cash equivalents, end of period.....  $      38.0
===============================================================

===============================================================
W. R. GRACE & CO. - CHAPTER 11 FILING
ENTITIES
DEBTOR-IN-POSSESSION BALANCE SHEET              DECEMBER 31,
(UNAUDITED) DOLLARS IN MILLIONS                     2001
===============================================================
ASSETS
CURRENT ASSETS
Cash and cash equivalents ..................   $       38.0
Notes and accounts receivable, net .........          128.2
Receivables from non-filing entities, net ..           33.8
Inventories ................................           89.5
Other current assets........................           78.6
                                               ----------------
   TOTAL CURRENT ASSETS ....................          368.1

Properties and equipment, net...............          384.9
Cash value of life insurance policies,
   net of policy loans......................           75.6
Deferred income taxes ......................          502.6
Asbestos-related insurance expected to be
   realized after one year..................          283.7
Loans receivable from non-filing entities,            388.0
   net .....................................
Investment in non-filing entities ..........          153.5
Other assets ...............................          339.6
                                               ----------------
   TOTAL ASSETS ............................   $    2,496.0
===============================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
   (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
Current liabilities ........................   $       94.5
Debt payable after one year ................            1.6
Other liabilities ..........................          228.0
                                               ----------------
   TOTAL LIABILITIES NOT SUBJECT TO
   COMPROMISE...............................          324.1

LIABILITIES SUBJECT TO COMPROMISE ..........        2,313.6
                                               ----------------
   TOTAL LIABILITIES........................        2,637.7

   SHAREHOLDERS' EQUITY (DEFICIT) ..........         (141.7)
                                               ----------------
   TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY (DEFICIT) ......................   $    2,496.0
===============================================================

In addition to Grace's financial reporting obligations as prescribed by the U.S. Securities and Exchange Commission ("SEC"), the Debtors are also required, under the rules and regulations under the Bankruptcy Code, to periodically file certain statements and schedules and a monthly operating report with the Bankruptcy Court. This information is available to the public through the Bankruptcy Court. This information is prepared in a format that may not be comparable to information in Grace's quarterly and annual financial statements as filed with the SEC. The monthly operating reports are not audited, do not purport to represent the financial position or results of operations of Grace on a consolidated basis and should not be relied on for such purposes.

--------------------------------------------------------------------------------
3.   ASBESTOS-RELATED LITIGATION
--------------------------------------------------------------------------------

Grace is a defendant in property damage and bodily injury lawsuits relating to previously sold asbestos-containing products. On April 2, 2001, Grace filed voluntary petitions for reorganization under Chapter 11 to use the court-supervised reorganization process to achieve predictability and fairness in the claims settlement process. See Note 1 for further discussion.

As of the Filing Date, Grace was a defendant in 65,656 asbestos-related lawsuits, 16 involving claims for property damage (one of which has since been dismissed), and the remainder involving 129,191 claims for bodily injury. Due to the Filing, holders of asbestos-related claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. Additional asbestos-related claims are expected to be filed as part of the Chapter 11 claims process. Separate creditors' committees representing the interests of property damage and bodily injury claimants have been appointed in the Chapter 11 Cases. Grace's obligations with respect to present and future claims will be determined through proceedings in Delaware bankruptcy court and negotiations with each of the official committees appointed in the Chapter 11 Cases, which is expected to provide the basis for a plan of reorganization.

PROPERTY DAMAGE LITIGATION

The plaintiffs in property damage lawsuits generally seek to have the defendants absorb the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. Each property damage case is unique in that the age, type, size and use of the building, and the difficulty of asbestos abatement, if necessary, vary from structure to structure. Information regarding product identification, the amount of product in the building, the age, type, size and use of the building, the jurisdictional history of prior cases and the court in which the case is pending has provided meaningful guidance as to the range of potential costs. Grace has recorded an accrual for all outstanding property damage cases for which sufficient information is available to form a reasonable estimate of such exposure.

Through December 31, 2001, out of 379 asbestos property damage cases filed, 141 were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in seven cases for a total of $60.3 million; 207 property damage cases were settled for a total of $696.8 million; and 15 cases remain outstanding. Grace may receive additional asbestos property damage claims as part of its Chapter 11 proceeding.

Property Damage case activity for 2001 and 2000 was as follows:

==============================================================
PROPERTY DAMAGE CASE ACTIVITY            2001        2000
==============================================================
Cases outstanding, beginning of year      15           11
New cases filed .................          1            8
Settlements .....................         --           (4)
Dismissals ......................         (1)          --
Judgments .......................         --           --
                                      ----------- ------------
Cases outstanding, end of year...         15           15
==============================================================

Of the 15 remaining cases, seven relate to a former attic insulation product and eight relate to a number of former asbestos-containing products (two of which also involve such attic insulation product). The attic insulation cases were filed as class action lawsuits in 2000 and 2001 on behalf of owners of homes containing Zonolite attic insulation. These cases seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. The plaintiffs assert that this product is in millions of homes throughout the U.S. and that the cost of removal could be several thousand dollars per home. These cases are expected to be heard by the Bankruptcy Court within the next year. While Grace has not completed its investigation of the claims described in these cases, Grace believes that this product was and continues to be safe for its intended purpose and poses little or no threat to human health. At this time, Grace is not able to assess the extent of any possible liability related to this matter.

BODILY INJURY LITIGATION

Bodily injury claims are generally similar to each other (differing primarily in the type of asbestos-related illness allegedly suffered by the plaintiff). However, Grace's estimated liability for such claims has been influenced by numerous variables, including the solvency of other former asbestos producers, cross-claims by co-defendants, the rate at which new claims are filed, the jurisdiction in which the claims are filed, and the defense and disposition costs associated with these claims. Grace's bodily injury liability reflects management's estimate, as of the Filing Date, of the number and ultimate cost of present and future bodily injury claims expected to be asserted against Grace given demographic assumptions of possible exposure to asbestos containing products previously manufactured by Grace.

Through the Filing Date, 16,354 asbestos bodily injury lawsuits involving approximately 35,720 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 55,489 lawsuits involving approximately 163,698 claims were disposed of (through settlement and judgments) for a total of $645.6 million.

Bodily injury claim activity for 2001 (through the Filing Date) and 2000 was as follows:

=============================================================
                                   APRIL 2,    December 31,
BODILY INJURY CLAIM ACTIVITY         2001          2000
=============================================================
Claims outstanding,
  beginning of year ..........      124,907       105,670
New claims ...................       16,411        48,786
Settlements ..................      (11,841)      (26,950)
Dismissals ...................         (286)       (2,598)
Judgments ....................           --            (1)
                                  ------------ --------------
Claims outstanding, end of
  period......................      129,191       124,907
=============================================================

The table above reflects 2001 claims activity through the Filing Date. As a result of the Filing, no additional lawsuits can be filed.

ASBESTOS-RELATED LIABILITY

Since litigation is stayed by the Chapter 11 Cases, ongoing costs are generally limited to claims administration costs and to defense costs incurred in connection with litigation permitted by the Bankruptcy Court. Any other adjustments to the recorded liability will be based on developments in the Chapter 11 Cases. For periods prior to and as of the Filing Date, Grace's estimated property damage and bodily injury liabilities were based on its experience with, and recent trends in, asbestos litigation. Its recorded liabilities covered indemnity and defense costs for pending property damage cases and for pending and projected future bodily injury claims. No change has been made to the pre-filing asbestos-related liability except to record the payment of normal post-filing administrative costs primarily related to claims processing. However, due to the Filing and the uncertainties of asbestos-related litigation, actual amounts could differ materially from the recorded liability. The total asbestos-related liability balances as of December 31, 2001 and 2000 were $996.3 million and $1,105.9 million, respectively. As of December 31, 2001, the asbestos-related liability was included in liabilities subject to compromise.

As a result of the developments discussed in Note 1, Grace's evaluation of its recorded liability for asbestos-related litigation as of December 31, 2000 led to a fourth quarter adjustment of $293.6 million to account for an unexpected increase in the number of claims filed, new risk factors and recent cost experience. Grace adjusted its recorded insurance receivable in the fourth quarter of 2000 by $85.6 million to reflect the additional amounts expected to be recovered in respect of the adjusted asbestos-related liability. The net amount of the adjustments recorded during the fourth quarter of 2000 ($208.0 million after insurance recovery) reflects adverse experience in the latter part of 2000 versus certain underlying assumptions used to estimate Grace's liability for asbestos-related litigation. After the 2000 adjustment, Grace's recorded liability for asbestos-related litigation was $1,105.9 million gross and $733.9 million net of insurance recovery.

=============================================================
ESTIMATED LIABILITY FOR
ASBESTOS-RELATED LITIGATION
(Dollars in millions)                2001          2000
=============================================================
Asbestos-related liability
  expected to be satisfied
  within one year.............    $      5.1   $     178.4
Asbestos-related liability
  expected to be satisfied
  after one year..............         991.2         927.5
                                  ------------ --------------
Total asbestos-related
  liability ..................    $    996.3   $   1,105.9
=============================================================

The current portion of Grace's asbestos-related liability is based on management's estimate as of the respective balance sheet dates of costs expected to be paid within one year.

ASBESTOS INSURANCE

Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. Grace has settled with and has been paid by all of its primary insurance carriers with respect to both property damage and bodily injury cases and claims. Grace has also settled with its excess insurance carriers that wrote policies available for property damage cases; those settlements involve amounts paid and to be paid to Grace. Grace believes that certain of these settlements may cover attic insulation claims as well as other property damage claims. In addition, Grace believes that additional coverage for attic insulation claims may exist under excess insurance policies not subject to settlement agreements. Grace has settled with excess insurance carriers that wrote policies available for bodily injury claims in layers of insurance that Grace believes may be reached based on its current estimates. Insurance coverage for asbestos-related liabilities has not been commercially available since 1985.

The asbestos-related insurance asset represents amounts expected to be received from carriers under settlement agreements for defense and disposition costs to be paid by Grace. Estimated insurance reimbursements are based on the recorded amount of the liability and are considered by management to be collectible.

Activity in Grace's notes receivable from insurance carriers and asbestos-related insurance receivable during 2001 and 2000 was as follows:

==============================================================
ESTIMATED INSURANCE RECOVERY ON
ASBESTOS-RELATED LIABILITIES
(Dollars in millions)                       2001       2000
==============================================================
NOTES RECEIVABLE
Notes receivable from insurance
  carriers, beginning of year, net of
  discount of $0.2 (2000 - $0.8) .....    $     2.7  $    5.3
Proceeds received under
  asbestos-related insurance                   (2.9)     (3.2)
  settlements ........................
Current year amortization of discount.          0.2       0.6
--------------------------------------------------------------
Notes receivable from insurance
  carriers, end of year, (2000 - net           --         2.7
  of discount of $0.2)................
--------------------------------------------------------------
INSURANCE RECEIVABLE
Asbestos-related insurance
  receivable, beginning of year ......        369.3     366.1
Proceeds received under
  asbestos-related insurance                  (75.9)    (82.4)
  settlements ........................
Increase in asbestos-related
  insurance receivable ...............         --        85.6
--------------------------------------------------------------
Asbestos-related insurance
  receivable, end of year ............        293.4     369.3
--------------------------------------------------------------
Total amounts due from insurance
  carriers............................        293.4     372.0
Expected to be realized within one
  year ...............................         (9.7)    (83.8)
--------------------------------------------------------------
Expected to be realized after one
  year ...............................    $   283.7  $  288.2
==============================================================

--------------------------------------------------------------------------------
4.   DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

CROSS COUNTRY STAFFING

In July 1999, Grace completed the sale of substantially all of its interest in Cross Country Staffing ("CCS"), a provider of temporary nursing and other healthcare services, for total cash proceeds of $184.6 million. Grace's investment in CCS had been accounted for under the equity method. The sale resulted in a net pre-tax gain of $76.3 million ($32.1 million after tax), including the cost of Grace's purchase of interests held by third parties in CCS and the amount payable under CCS's phantom equity plan prior to the sale. The gain and the operations of CCS prior to the sale are included in "Income from discontinued operations, net of tax" in the Consolidated Statement of Operations. Certain contingent liabilities, primarily related to tax matters of CCS, have been retained by the Company and are included in "Liabilities subject to compromise" in the Consolidated Balance Sheet. In February 2001, Grace sold its remaining interest in CCS, recognizing a $7.7 gain that is included in "Other income" in the Consolidated Statement of Operations.

RETAINED OBLIGATIONS

Under certain divestiture agreements, Grace has retained contingent obligations that could develop into situations where accruals for estimated costs of defense or loss would be recorded in a period subsequent to divestiture under U.S. generally accepted accounting principles. Grace assesses its retained risks quarterly and accrues amounts estimated to be payable with respect to these obligations when probable and estimable.

The nature of these obligations includes: (1) future lease payments and other retained contractual commitments; (2) net asset settlements; (3) indemnities and other guarantees; and (4) contingent risks under pending or possible litigation.

During the year ended December 31, 2000, Grace revised its estimate of the outcome of certain retained obligations of discontinued operations based on then current circumstances, and Grace recorded a net charge of $6.2 million ($4.1 million after tax). This charge was fully offset by a foreign pension premium refund and the reduction of previously established accruals for environmental remediation.

=============================================================
RESULTS OF DISCONTINUED
OPERATIONS (Dollars in           2001      2000      1999
millions)
=============================================================
Loss from operations before    $   --    $  --     $ (17.7)
  taxes......................
Income tax provision ........      --       --         8.0
                               ------------------------------
Loss from discontinued             --       --        (9.7)
  operations.................
Net gain on disposition of
  business .................       --       --        76.3
Provision for income taxes on
  dispositions of businesses.      --       --       (44.2)
Other charges, net of tax....      --       --       (16.7)
                               ------------------------------
TOTAL INCOME FROM
  DISCONTINUED OPERATIONS....  $   --    $  --     $   5.7
                               ==============================
BASIC EARNINGS PER SHARE FROM
  DISCONTINUED OPERATIONS....  $   --    $  --     $  0.08
DILUTED EARNINGS PER SHARE
  FROM DISCONTINUED OPERATIONS $   --    $  --     $  0.08
=============================================================

--------------------------------------------------------------------------------
5.   INCOME TAXES
--------------------------------------------------------------------------------

The components of income (loss) from continuing operations before income taxes and the related provision for income taxes are as follows:

==============================================================
INCOME TAXES - CONTINUING
 OPERATIONS
(Dollars in millions)          2001       2000        1999
==============================================================
 Income (loss) from
   continuing operations
    before income taxes:
  Domestic..............     $   67.1   $  (94.7)  $  135.9
  Foreign...............         75.2       75.0       67.5
                             ---------------------------------
                             $  142.3   $  (19.7)  $  203.4
                             =================================
Provision for income taxes:
  Federal - current.....     $   (7.7)  $  (66.2)  $  (21.2)
  Federal - deferred....        (27.5)      39.4      (26.4)
  State and local - current      (3.2)     (20.0)      (3.5)
  Foreign - current.....        (22.2)     (21.8)     (23.1)
  Foreign - deferred....         (3.1)      (1.4)       1.0
                             ---------------------------------
                             $  (63.7)  $  (70.0)  $  (73.2)
==============================================================

The components of income (loss) from consolidated operations before income taxes and the related provision for income taxes are as follows:

==============================================================
INCOME TAXES -
CONSOLIDATED OPERATIONS
(Dollars in millions)          2001       2000        1999
==============================================================
Income (loss) from
  consolidated operations
    before income taxes:
  Domestic..............     $   67.1   $  (94.7)  $  168.9
  Foreign...............         75.2       75.0       67.5
                             ---------------------------------
                             $  142.3   $  (19.7)  $  236.4
                             =================================
Provision for income taxes:
  Federal - current.....     $   (7.7)  $  (66.2)  $  (40.7)
  Federal - deferred....        (27.5)      39.4      (29.9)
  State and local - current      (3.2)     (20.0)      (7.8)
  Foreign - current.....        (22.2)     (21.8)     (23.1)
  Foreign - deferred....         (3.1)      (1.4)       1.0
                             ---------------------------------
                             $  (63.7)  $  (70.0)  $ (100.5)
==============================================================

At December 31, 2001 and 2000, the tax attributes giving rise to deferred tax assets and liabilities consisted of the following items:

==============================================================
DEFERRED TAX ANALYSIS
(Dollars in millions)                     2001        2000
==============================================================
Liability for asbestos-related         $   348.7   $   387.1
  litigation......................
Net operating loss/tax credit
  carryforwards...................         155.9       178.6
Deferred state taxes..............         105.3        99.7
Liability for environmental                 53.6        61.2
  remediation.....................
Other post-retirement benefits....          59.2        66.1
Deferred charges..................          50.2        54.4
Reserves and allowances...........          38.2        43.3
Research and development..........          40.0        32.6
Pension liabilities...............          84.8        15.9
Foreign loss/credit carryforwards.          23.3        10.0
Other.............................           9.9        13.6
--------------------------------------------------------------
Total deferred tax assets.........         969.1       962.5
--------------------------------------------------------------
Asbestos-related insurance receivable     (106.9)     (123.1)
Pension assets....................         (85.8)      (79.8)
Properties and equipment..........         (56.3)      (52.1)
Other.............................         (58.3)      (62.3)
--------------------------------------------------------------
Total deferred tax liabilities....        (307.3)     (317.3)
--------------------------------------------------------------
Valuation allowance ..............        (158.0)     (179.1)
--------------------------------------------------------------
Net deferred tax assets...........     $   503.8   $   466.1
==============================================================

The valuation allowance shown above arises from uncertainty as to the realization of certain deferred tax assets, primarily foreign tax credit carryforwards and state and local net operating loss carryforwards. Based upon anticipated future results, Grace has concluded that it is more likely than not that the balance of the net deferred tax assets, after consideration of the valuation allowance, will be realized. Grace expects to generate U.S. taxable income while in Chapter 11 that will enable it to utilize a portion of its net operating loss carryforwards.

At December 31, 2001, there were $284.8 million of net operating loss carryforwards, representing deferred tax assets of $99.7 million, with expiration dates through 2021; $15.0 million of foreign tax credit carryforwards with expiration dates through 2006; $6.6 million of general business credit carryforwards with expiration dates through 2011; and $34.6 million of alternative minimum tax credit carryforwards. At December 31, 2001, the aggregate tax effect of these net operating losses and credit carryforwards was $155.9 million.

The differences between the benefit (provision) for income taxes at the federal income tax rate of 35% and the Company's overall income tax (provision) benefit for continuing operations are summarized as follows:

=======================================================================
INCOME TAX (PROVISION)
BENEFIT ANALYSIS
(Dollars in millions)                   2001       2000        1999
=======================================================================
Tax (provision) benefit
  at federal corporate rate......... $  (49.8)    $   6.9    $  (71.2)
Change in provision
  resulting from: ..................
Nontaxable
  income/non-deductible expenses....     (1.6)       (1.6)       (0.6)
State and local income
  taxes, net of federal
  income tax benefit................     (1.7)       (1.8)       (1.9)
Federal and foreign taxes
  on foreign operations.............      1.3         1.5         0.5
Chapter 11 reorganization
  expenses..........................     (5.5)       --          --
Tax and interest relating
  to tax deductibility of
  interest on COLI policy
  loans (See note 15)...............     (6.4)      (75.0)       --
                                     ----------------------------------
Income tax provision from
  continuing operations ............ $  (63.7)    $ (70.0)   $  (73.2)
=======================================================================

Federal, state, local and foreign taxes have not been provided on approximately $186.7 million of undistributed earnings of certain foreign subsidiaries, as such earnings are expected to be retained indefinitely by such subsidiaries for reinvestment. The distribution of these earnings would result in additional foreign withholding taxes of approximately $14.8 million and additional federal income taxes to the extent they are not offset by foreign tax credits. It is not practicable to estimate the total tax liability that would be incurred upon such a distribution.

--------------------------------------------------------------------------------
6.   ACQUISITIONS AND JOINT VENTURES
--------------------------------------------------------------------------------

In 2001, Grace acquired three entities for a total cost of $84.4 million, which was paid in cash, as follows:

o In March 2001, Grace acquired The Separations Group, a manufacturer of chromatography columns and separations media.

o In March 2001, Grace's German subsidiary acquired the precipitated silicas business of Akzo-PQ Silicas.

o In July 2001, Grace's French subsidiary acquired Pieri S.A., a leading supplier of specialty construction chemicals in Europe.

These acquisitions were accounted for under the purchase method of accounting. Goodwill recognized in those transactions amounted to $23.6 million, which was assigned to the Davison Chemicals and Performance Chemicals segments in the amounts of $10.8 million and $12.8 million, respectively.

On March 1, 2001, Grace and Chevron Products Company ("Chevron"- a unit of ChevronTexaco, Inc.) formed Advanced Refining Technologies LLC ("ART") to develop and market hydroprocessing catalysts globally. ART conducts business through two distribution companies and one operating company. Grace has majority ownership interests in and controls both distribution companies; therefore, for financial reporting purposes, the assets, liabilities and results of operations of these entities are included in Grace's Consolidated Financial Statements. Grace does not exercise governance control over the operating company; therefore, it accounts for its interest under the equity method. Grace's equity in the net income or loss of the operating company is reported in "Other income" in Grace's Consolidated Statement of Operations. As of December 31, 2001, the accompanying Consolidated Balance Sheet includes a receivable from the operating company of $25.6 million, included in "Other current assets", and a payable to the operating company of $4.9 million, included in "Other current liabilities." As of December 31, 2001, the operating company had no third-party debt, and its liabilities are all working capital items. Its net assets equaled $6.5 million, and its cash balance was $10.1 million. ART has agreements with both Grace and Chevron under which each provides certain administrative and research and development services to ART. Administrative costs of $1.5 million and research and development expenses of $5.8 million are reflected in the unconsolidated financial statements of ART.

During 2000, Grace completed six acquisitions for cash consideration of $49.0 million and an obligation to pay future royalties of $19.6 million. All acquisitions were accounted for under the purchase method of accounting. The results of the operations of the acquisitions are included in the Consolidated Financial Statements from the respective date of acquisition.

In January 2002, Grace, through its Swedish subsidiary, acquired the catalyst manufacturing assets of Borealis A/S. This acquisition will be accounted for under the purchase method of accounting.

Pro-forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.

--------------------------------------------------------------------------------
7.   OTHER INCOME
--------------------------------------------------------------------------------

Components of other income are as follows:

=============================================================================
OTHER INCOME
(Dollars in millions)                       2001        2000        1999
=============================================================================
Net gain on settlement
  of notes receivable                    $   --      $   --      $   18.5
Investment income....                         5.4         6.4         2.1
Gain on sale of
  investments........                         7.9        19.0         9.3
Net gain on
  dispositions of assets                      1.8         5.5        13.6
Tolling revenue......                         3.1         1.2        --
Interest income......                         4.6         9.7         4.2
Equity in net income of
  affiliates.........                         4.0         0.6        --
Other miscellaneous
  income ............                         7.2         7.1         9.0
-----------------------------------------------------------------------------
Total other income...                    $   34.0    $   49.5    $   56.7
=============================================================================


--------------------------------------------------------------------------------
8.   COMPREHENSIVE (LOSS) INCOME
--------------------------------------------------------------------------------


The tables below present the pre-tax, tax and after tax components of Grace's other comprehensive (loss) income for the years ended December 31, 2001, 2000 and 1999:

==============================================================
YEAR ENDED                                            AFTER
DECEMBER 31, 2001              Pre-tax      Tax        TAX
(Dollars in millions)          Amount     Benefit    AMOUNT
==============================================================
Unrealized (losses) gains on
  securities:
Change in unrealized
  appreciation during the
  year...................     $   (0.2)  $     0.1  $   (0.1)
Reclassification adjustment
  for gains realized in net
  income.................         (0.2)        0.1      (0.1)
                              --------------------------------
Net unrealized (losses) gain      (0.4)        0.2      (0.2)
Minimum pension liability
  adjustments............       (191.4)       67.0    (124.4)
Foreign currency
  translation adjustments        (24.6)       --       (24.6)
                              --------------------------------
Other comprehensive (loss)
  income.................     $ (216.4)  $    67.2  $ (149.2)
==============================================================

==============================================================
YEAR ENDED                                  Tax       After
DECEMBER 31, 2000              Pre-tax   (Expense)     Tax
(Dollars in millions)          Amount     Benefit    Amount
==============================================================
Unrealized (losses) gains on
  securities:
Change in unrealized
  appreciation during the
  year...................     $   (8.0)  $     2.7  $   (5.3)
Reclassification adjustment
  for gains realized in net
  income.................        (19.0)        6.6     (12.4)
                              --------------------------------
Net unrealized (losses) gain     (27.0)        9.3     (17.7)
Minimum pension liability
  adjustments............         (2.2)       (1.6)     (3.8)
Foreign currency
  translation adjustments        (34.1)       --       (34.1)
                              --------------------------------
Other comprehensive (loss)
  income.................     $  (63.3)  $     7.7  $  (55.6)
==============================================================

==============================================================
YEAR ENDED                                  Tax       After
DECEMBER 31, 1999              Pre-tax   (Expense)     Tax
(Dollars in millions)          Amount     Benefit    Amount
==============================================================
Unrealized gains (losses) on
  securities:
Change in unrealized
  appreciation during the
  year...................     $   11.5   $    (4.0) $    7.5
Reclassification adjustment
  for gains realized in net
  income.................         (9.3)        3.3      (6.0)
                              --------------------------------
Net unrealized gains
  (losses)...............          2.2        (0.7)      1.5
Minimum pension liability
  adjustments............          4.4        (1.6)      2.8
Foreign currency
  translation adjustments        (19.3)       --       (19.3)
                              --------------------------------
Other comprehensive loss.     $  (12.7)  $    (2.3) $  (15.0)
==============================================================

The decline in value of the U.S. and global equity markets coupled with a decline in interest rates, primarily in the second half of 2001, created a shortfall between the accounting measurement of Grace's obligations under its qualified pension plan for U.S. salaried employees and the market value of dedicated pension assets. This condition required Grace to record a minimum pension liability for this plan and to offset related deferred costs against shareholders' equity (deficit) at December 31, 2001 (see Note 19.)

==============================================================
COMPOSITION OF ACCUMULATED OTHER
COMPREHENSIVE LOSS
(Dollars in millions)                      2001        2000
==============================================================
Foreign currency translation.......     $  (164.8)  $ (140.2)
Minimum pension liability..........        (136.0)     (11.6)
Securities available for sale......           0.1        0.3
                                        ----------------------
Accumulated other comprehensive loss    $  (300.7)   $(151.5)
==============================================================

--------------------------------------------------------------------------------
9.   OTHER BALANCE SHEET ACCOUNTS
--------------------------------------------------------------------------------

==============================================================
(Dollars in millions)                      2001        2000
==============================================================
NOTES AND ACCOUNTS RECEIVABLE, NET
Trade receivables, less allowance of
  $5.7 (2000 - $3.9)..............      $   276.4   $  172.2
Other receivables, less allowances of
  $1.9 (2000 - $0.5)..............           25.7       25.0
                                        ----------------------
                                        $   302.1   $  197.2
==============================================================
INVENTORIES (1)
Raw materials ....................      $    39.2   $   32.7
In process .......................           27.6       22.4
Finished products ................          108.1       96.4
General merchandise ..............           25.8       22.0
Less:  Adjustment of certain
  inventories to a last-in/first-out
  (LIFO) basis ...................          (25.9)     (29.3)
                                        ----------------------
                                        $   174.8   $  144.2
==============================================================
(1) Inventories valued at LIFO cost comprised 50.7% of total inventories at December 31, 2001 and 50.1% at
     December 31, 2000.
==============================================================
OTHER ASSETS
Deferred pension costs............      $   326.1   $  304.8
Deferred charges .................           44.9       44.3
Long-term receivables, less
  allowances of $0.6 (2000 - $0.8)            2.8        2.4
Investments in unconsolidated                 3.0        3.6
  affiliates......................
Patents, licenses and other
  intangible assets, net .........           85.1       39.2
                                        ----------------------
                                        $   461.9   $  394.3
==============================================================
OTHER CURRENT LIABILITIES
Retained obligations of divested
  businesses .....................      $    --     $   67.2
Accrued compensation .............           39.4       32.6
Environmental remediation ........           --         36.2
Deferred compensation ............           --         10.5
Accrued interest .................            4.8        6.3
Deferred tax liability ...........            0.8        0.9
Customer volume rebates ..........           19.2       17.3
Accrued commissions ..............            6.1        4.3
Accrued reorganization fees ......            6.4       --
Other accrued liabilities ........           51.2       80.3
                                        ----------------------
                                        $   127.9   $  255.6
==============================================================
OTHER LIABILITIES
Other postretirement benefits ....      $    --     $  189.1
Environmental remediation ........           --        138.7
Pension related ..................          266.5      131.8
Deferred compensation ............           --          9.5
Long-term self insurance reserve .           --          5.6
Retained obligations of divested
  businesses .....................           --         10.9
Taxes payable, including interest            --        103.0
Other accrued liabilities ........            8.7       27.0
                                        ----------------------
                                        $   275.2   $  615.6
==============================================================

--------------------------------------------------------------------------------
10.  PROPERTIES AND EQUIPMENT
--------------------------------------------------------------------------------

==============================================================
PROPERTIES AND EQUIPMENT
(Dollars in millions)                     2001        2000
==============================================================
Land..............................     $    17.7   $    16.3
Buildings.........................         339.7       329.6
Information technology and equipment       104.4        67.5
Machinery, equipment and other...        1,113.5     1,076.5
Projects under construction.......           9.0        47.2
                                       -----------------------
Properties and equipment, gross...       1,584.3     1,537.1
Accumulated depreciation and
  amortization....................        (995.3)     (935.4)
                                       -----------------------
Properties and equipment, net.....     $   589.0   $   601.7
==============================================================

Interest costs are incurred in connection with the financing of certain assets prior to placing them in service. Grace capitalized interest costs for continuing operations of $0.5 million in 2001, $1.0 million in 2000, and $0.8 million in 1999. Depreciation and lease amortization expense relating to properties and equipment amounted to $79.6 in 2001, $84.6 million in 2000 and $86.6 million in 1999. Grace's rental expense for operating leases amounted to $19.8 million in 2001, $18.0 million in 2000 and $15.6 million in 1999. See Note 15 for information regarding contingent rentals.

At December 31, 2001, minimum future payments for operating leases were (dollars in millions):

=============================================================
MINIMUM FUTURE PAYMENTS UNDER OPERATING LEASES
=============================================================
   2002.....................................      $    7.8
   2003.....................................          11.6
   2004.....................................          14.5
   2005.....................................          13.8
   2006.....................................           5.0
   Thereafter...............................           9.6
=============================================================
   Total minimum lease payments.............      $   62.3
=============================================================

The above minimum lease payments are net of anticipated sublease income of $39.5 million in 2002, $25.3 million in 2003, $16.4 million in 2004, $12.0 million in 2005 and $9.5 million in 2006.

--------------------------------------------------------------------------------
11.  LIFE INSURANCE
--------------------------------------------------------------------------------

Grace is the beneficiary of life insurance policies on certain current and former employees with benefits in force of approximately $2,291.0 million and a net cash surrender value of $75.6 million at December 31, 2001. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years. The following table summarizes activity in these policies for 2001, 2000 and 1999:

==============================================================
LIFE INSURANCE - ACTIVITY
SUMMARY
(Dollars in millions)          2001        2000       1999
==============================================================
Earnings on policy assets    $    40.3  $    36.8   $   31.6
Interest on policy loans.        (34.9)     (30.4)     (29.5)
Premiums.................          2.5        2.5        2.4
Proceeds from policy loans       (48.7)      --         --
Policy loan repayments...         15.0        5.2        3.4
Net investing activity...         (2.9)       8.6       (3.3)
                             ---------------------------------
Change in net cash value.    $   (28.7) $    22.7   $    4.6
                             ===================================
Gross cash value.........    $   477.5  $   452.4   $  432.4
Principal - policy loans.       (377.6)    (325.8)    (331.0)
Accrued interest - policy
 loans ..................        (24.3)     (22.3)     (19.8)
                             ---------------------------------
Net cash value...........    $    75.6  $   104.3   $   81.6
==============================================================
Insurance benefits in force  $ 2,291.0  $ 2,286.0   $2,309.0
==============================================================
Tax-free proceeds received   $    18.0  $    18.7   $   15.3
==============================================================

The Company's financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

--------------------------------------------------------------------------------
12.  DEBT
--------------------------------------------------------------------------------

=============================================================
COMPONENTS OF DEBT
(Dollars in millions)                    2001        2000
=============================================================
DEBT PAYABLE WITHIN ONE YEAR
Bank borrowings (6.9% weighted
  average interest rate at December
  31, 2000) (1)..................     $   --      $  400.0
8.0% Notes Due 2004 (2)..........         --           5.7
7.75% Notes Due 2002 (2).........         --           2.0
Other short-term borrowings (3)..          7.8        10.6
                                      -----------------------
                                      $    7.8    $  418.3
                                      =======================
DEBT PAYABLE AFTER ONE YEAR
DIP facility (4).................     $   --      $   --
DEBT SUBJECT TO COMPROMISE
Bank borrowings (1)..............        500.0        --
Other borrowings (5).............          1.3        --
Accrued Interest (6).............         23.2        --
                                      -----------------------
                                      $  524.5    $   --
                                      =======================
Full-year weighed average interest
  rates on total debt (7)........          5.8%        7.1%
=============================================================

(1) Under bank revolving credit agreements in effect at December 31, 2000, Grace could borrow up to $500.0 million at interest rates based upon the prevailing prime, federal funds and/or Eurodollar rates. Of that amount, $250.0 million was available under short-term facilities expiring in May 2001, and $250.0 million was available under a long-term facility expiring in May 2003. As a result of the Filing, Grace was in default under the bank revolving credit agreements, and accordingly, the balance has been reported as short-term debt as of December 31, 2000. The balance as of the Filing Date was reclassified to debt subject to compromise in the Consolidated Balance Sheet.

(2) During 1994, Grace sold $300.0 million of 8.0% Notes Due 2004 at an initial public offering price of 99.794% of par, to yield 8.0%; and during 1992, Grace sold at par $150.0 million of 7.75% Notes Due 2002. Interest on these notes was payable semiannually. As a result of the Filing, Grace was in default under the Notes. The 7.75% Notes were repaid on June 11, 2001 and the 8.0% Notes were repaid on August 15, 2001 by the unaffiliated guarantor of the Notes. Grace's liability to reimburse the unaffiliated guarantor with respect to these notes is included in "Liabilities subject to compromise" as of December 31, 2001.

(3) Represents borrowings under various lines of credit and other miscellaneous borrowings, primarily of non-U.S. subsidiaries. Under a maintenance capital promissory note in effect at December 31, 2001, with ART, an affiliate, Grace could borrow up to $5.0 million ($1.5 million outstanding at December 31, 2001) at interest rates equal to 125 basis points plus LIBOR.

(4) In 2001, the Debtors entered into a debtor-in-possession post-petition loan and security agreement with Bank of America, N.A. (the "DIP facility") in the aggregate amount of $250 million. The DIP facility has a term of two years, is secured by priority liens on substantially all assets of the Debtors, and bears interest based on LIBOR plus 2.00 to 2.25 percentage points. As of December 31, 2001, the Debtors had no outstanding borrowings under the DIP facility. However, $10.7 million of standby letters of credit were issued and outstanding under the facility as of December 31, 2001, which were issued mainly for trade-related matters such as performance bonds, as well as certain insurance and environmental matters. The outstanding amount of standby letters of credit issued under the DIP facility reduces the borrowing availability by a corresponding amount. Under the DIP facility, the Debtors are required to maintain $50 million of liquidity, a combination of cash, cash equivalents and the cash value of life insurance policies.

(5)  Miscellaneous borrowings primarily consisting of U.S. mortgages.

(6) Grace is continuing to accrue interest expense on its pre-petition debt at the pre-petition contractual rate of LIBOR plus 100 basis points.

(7) Computation excludes interest expense and financing costs related to the Company's receivables securitization program which was terminated in May 2001.

Interest payments amounted to $9.5 million in 2001, $23.7 million in 2000 and $8.2 million in 1999.

--------------------------------------------------------------------------------
13.  FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

DEBT AND INTEREST RATE SWAP AGREEMENTS

Grace had no outstanding financial derivative instruments at December 31, 2001 and December 31, 2000.

FAIR VALUE OF DEBT AND OTHER FINANCIAL INSTRUMENTS

At December 31, 2001, the fair value of Grace's debt payable within one year not subject to compromise approximated the recorded value of $7.8 million. Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. At December 31, 2001, the recorded values of other financial instruments such as cash, short-term investments, trade receivables and payables and short-term debt approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments. The fair value of debt subject to compromise is undeterminable due to the Company's bankruptcy filing; the ultimate value of such debt will be determined by the outcome of the Chapter 11 proceedings.

SALE OF ACCOUNTS RECEIVABLE

Prior to the Filing, Grace sold, on an ongoing basis, approximately a $100 million pool of its eligible trade accounts receivable to a multi-seller receivables company (the "conduit") through a wholly owned special purpose subsidiary (the "SPS"). Upon sale of the receivables, the SPS held a subordinated retained interest in the receivables. The estimated fair value of the subordinated interest, excluding allowance for doubtful accounts, was $33.2 million at December 31, 2000 and was included in "Other current assets" in the Consolidated Balance Sheet. Under the terms of the agreement, new receivables were added to the pool as collections reduced previously sold receivables. Grace serviced, administered and collected the receivables on behalf of the SPS and the conduit. The proceeds were used for the reduction of other short-term obligations and are reflected as operating cash flows in the Consolidated Statement of Cash Flows. Grace has recorded net losses of $1.2, $5.0 and $3.9 million in 2001, 2000 and 1999, respectively, from the corresponding sales to the conduit. As a result of the

Filing, which constituted an event of default under the program, the amount outstanding under the program, approximating $65.3 million, was satisfied through the use of pre-petition trade receivables collected by the SPS during the period from the Filing Date to early May 2001. The program was terminated effective May 14, 2001.

CREDIT RISK

Trade receivables potentially subject Grace to credit risk, given concentrations in the petroleum and construction industries. Grace's credit evaluation policies, relatively short collection terms and minimal credit losses mitigate credit risk exposures. Grace does not generally require collateral for its trade accounts receivable.

--------------------------------------------------------------------------------
14.  RESTRUCTURING COSTS AND ASSET IMPAIRMENTS
--------------------------------------------------------------------------------

RESTRUCTURING COSTS

In 2001, the restructuring reserves for employee termination costs were reduced to zero by cash payments of $1.6 million and the reversal of prior period restructuring reserves of $0.8 million. Restructuring reserves for plant/office closures were reduced by cash payments of $0.4 million; the remaining reserve of $0.7 million principally relates to long-term lease obligations in the United Kingdom.

During 2000, Grace recorded a net reduction of $3.9 million in previous restructuring charges to account for new sublease agreements that lowered previously reserved lease termination costs. This amount is reported in "Selling, general and administrative expenses" in the Consolidated Statement of Operations.

During 1999, Grace recorded a net restructuring charge of $2.6 million in continuing operations. In the first quarter of 1999, a restructuring charge of $4.3 million was recorded for additional severance costs directly related to the productivity effectiveness program implemented in the fourth quarter of 1998. The restructuring charge was offset by the reversal of $1.7 million of prior period restructuring charges primarily related to the execution of a sublease agreement which partially offset previously accrued lease termination costs. Such amounts are reported in "Selling, general and administrative expenses" in the Consolidated Statement of Operations.

The components of the restructuring charges recorded in 2001, 2000 and 1999, spending with respect to such charges and other activity during those years, and the remaining reserve balances included in "Other current liabilities" and "Other liabilities" at December 31, 2001 and 2000, were as follows:

==============================================================
                                 Employee
                                  Termi-     Plant/
RESTRUCTURING CHARGES             nation     Office    Total
(Dollars in millions)              Costs    Closures
==============================================================
1999
Restructuring reserve at
  December 31, 1998..........    $   23.8   $   9.5   $ 33.3
Provisions recorded in
  continuing operations......         4.3      --        4.3
Reversal of prior period
  restructuring reserves.....        --        (1.7)    (1.7)
Cash payments................       (19.0)     (2.1)   (21.1)
--------------------------------------------------------------
Restructuring reserve at
  December 31, 1999..........    $    9.1   $   5.7   $ 14.8
==============================================================
2000
Reversal of prior period
  restructuring reserves.....    $   (1.1)  $  (2.8)  $ (3.9)
Cash payments................        (5.6)     (1.8)    (7.4)
--------------------------------------------------------------
Restructuring reserve at
  December 31, 2000..........    $    2.4   $   1.1   $  3.5
==============================================================
2001
Reversal of prior period
  restructuring reserves.....    $   (0.8)  $  --     $ (0.8)
Cash payments................        (1.6)     (0.4)    (2.0)
--------------------------------------------------------------
RESTRUCTURING RESERVE AT
  DECEMBER 31, 2001..........    $   --     $   0.7   $  0.7
==============================================================

--------------------------------------------------------------------------------
15.  COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

ASBESTOS-RELATED LITIGATION - SEE NOTE 3

ENVIRONMENTAL REMEDIATION

General Matters and Discussion

Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace accrues for anticipated costs associated with investigatory and remediation efforts where an assessment has indicated that a probable liability has been incurred and the amount of loss can be reasonably estimated. These accruals do not take into account any discounting for the time value of money. At December 31, 2001, Grace's liability for environmental investigatory and remediation costs related to continuing and discontinued operations totaled $153.1 million, as compared to $174.9 million at December 31, 2000. Grace made cash payments of $28.9 million in 2001, $47.2 million in 2000 and $25.0 million in 1999 to remediate environmentally impaired sites. These amounts have been charged against previously established reserves.

Grace's environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. These liabilities are evaluated based on currently available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, existing technology, prior experience in contaminated site remediation and the apportionment of costs among potentially responsible parties. Grace expects that the funding of environmental remediation activities will be affected by the Chapter 11 proceedings, but cannot predict at this time if such proceedings will have a favorable or adverse effect; any such effect could be material. Grace's environmental liabilities are included in "Liabilities subject to compromise" as of December 31, 2001.

Vermiculite Related Matters

In November 1999, the U.S. Environmental Protection Agency ("EPA") began an investigation into alleged excessive levels of asbestos-related disease related to Grace's former vermiculite mining activities in the Libby, Montana area. On March 30, 2001, the EPA filed a lawsuit in U.S. District Court for the District of Montana, Missoula Division (United States v. W. R. Grace & Company et al.) under the Comprehensive Environmental Response, Compensation and Liability Act for the recovery of costs allegedly incurred by the United States in response to the release or threatened release of asbestos in the Libby, Montana area relating to such former mining activities. These costs include cleaning and/or demolition of contaminated buildings, the evacuation and removal of contaminated soil, health screening of Libby residents and former mine workers, and investigation and monitoring costs. In this action, the United States is also seeking a declaration of Grace's liability that would be binding in future actions to recover further response costs. The EPA has reported that it has spent approximately $25.4 million in response costs in and around Libby through June 2001. Grace expects that the EPA may incur significant additional response costs, as Libby is expected to be added to EPA's National Priorities List of Superfund sites, but is unable to estimate the amount at this time. Grace intends to review the EPA's actions and cost claims to determine whether they are justified and reasonable. These lawsuits are not subject to the automatic stay provided under the U.S. Bankruptcy Code. However, recovery of any response costs would be subject to the Chapter 11 proceedings.

In February 2000, a purported class action lawsuit was filed in the U.S. District Court in Missoula, Montana against Grace on behalf of all owners of improved, private real property situated within 12 miles of Libby, Montana. The action alleges that the class members have suffered harm in the form of environmental contamination and loss of property rights resulting from Grace's former vermiculite mining and processing operations. The complaint seeks remediation, property damages and punitive damages. In October 2000, a purported class action lawsuit was filed in the U.S. District Court for Minnesota against Grace on behalf of all owners of real property situated near a former vermiculite processing plant in northeast Minneapolis. The action alleges that the class members have suffered harm in the form of environmental contamination and loss of property rights resulting from the former vermiculite processing operations. The complaint seeks remediation, property damages, and punitive damages. Grace has not completed its investigation of these claims, and, therefore, is not able to assess the extent of any possible liability related to these lawsuits. These cases have been stayed as a result of the Filing.

In 2001 and 2000, Grace recorded a pre-tax charge of $5.8 million and $10.4 million, respectively, for clean up costs at previously operating vermiculite mining and processing sites. The environmental risks related to vermiculite could result in material future charges to Grace's earnings, the amounts of which are not currently determinable.

Insurance Matters

Grace is a party to three environmental insurance coverage actions involving one primary and one excess insurance carrier regarding the applicability of the carriers' policies to Grace's environmental remediation costs. The outcome of such litigation as well as the amounts of any recoveries that Grace may receive is presently uncertain. Accordingly, Grace has not recorded a receivable with respect to such insurance coverage.

CONTINGENT RENTALS

Grace is the named tenant or guarantor with respect to leases entered into by previously divested businesses. These leases, some of which extend through the year 2017, have future minimum lease payments aggregating $105.0 million, and are fully offset by anticipated future minimum rental income from existing tenants and subtenants. In addition, Grace is liable for other expenses (primarily property taxes) relating to the above leases; these expenses are paid by tenants and subtenants. Certain of the rental income and other expenses are payable by tenants and subtenants that have filed for bankruptcy protection or are otherwise experiencing financial difficulties. Grace believes that the risk of significant loss from these lease obligations is remote. Grace is also evaluating whether to reject any of these leases as permitted by the Bankruptcy Code.

TAX MATTERS

The Internal Revenue Service ("IRS") is challenging the deductions taken by a number of companies throughout the United States related to interest on policy loans under corporate owned life insurance ("COLI") policies for years prior to January 1, 1999. In 2000 Grace paid $21.2 million of tax and interest related to this issue for tax years 1990-1992. Subsequent to 1992, Grace deducted approximately $163.2 million in interest attributable to COLI policy loans. Grace filed a claim for refund of the amount paid to date and will contest any future IRS assessments on the grounds that these insurance policies and related loans had, and continue to have, a valid business purpose, that the COLI policies have economic substance and that interest deductions claimed were in compliance with tax laws in effect at the time.

The IRS also has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1995 against CCHP, Inc. ("CCHP"), a Grace subsidiary that formerly operated a temporary staffing business for nurses and other healthcare personnel. The assessments, aggregating $21.8 million, were made in connection with a meal and incidental expense per diem plan for traveling healthcare personnel that was in effect through 1999. The IRS contends that certain per diem meals and incidental expenses and lodging benefits provided to traveling healthcare personnel to defray the expenses they incurred while traveling on business should have been treated as wages subject to employment taxes and federal income tax withholding. Grace contends that its for per diem and expense allowance plans were in accordance with statutory and regulatory requirements, as well as other published guidance from the IRS, per diem and expense allowance plans. Grace expects that the IRS will make additional assessments for the 1996 through 1999 periods as well. The matter is currently pending in the U.S. Court of Claims.

Grace has received notification from a foreign taxing authority assessing tax deficiencies plus interest relating to the purchase and sale of foreign bonds in 1989 and 1990. This assessment, totaling $10.5 million, is related to the Bekaert Group, which Grace sold in 1991 but as to which Grace retained liability for tax deficiencies attributable to tax periods prior to the sale. The matter is currently before the foreign tax authorities, but no decision has been rendered.

As a result of Grace's Chapter 11 filing, certain tax matters related to open tax years, including COLI interest deductions, could become the direct obligations of predecessor companies that now own Grace's former healthcare and packaging businesses. One or both of these companies could be directly liable to tax authorities for Grace's tax deficiencies. Pursuant to agreements relating to each transaction, Grace may be required to indemnify both parties for taxes relating to periods prior to the closing of such transactions. Any indemnification obligation that arises as a result of these matters would be a pre-petition liability subject to the Chapter 11 proceedings.

FRAUDULENT TRANSFER CASES

The Company and one of its subsidiaries have been named in purported class action suits alleging that the 1996 reorganization involving a predecessor of Grace and Fresenius A.G. and the 1998 reorganization involving a predecessor of Grace and Sealed Air Corporation (the "1996 and 1998 transactions") were fraudulent transfers. The suits are alleged to have been brought on behalf of all individuals who then had lawsuits on file asserting personal injury or wrongful death claims against any of the defendants. The other defendants in the suits have all asserted claims against Grace for indemnification. Grace believes that the suits are without merit. These lawsuits have been stayed as a result of Grace's Chapter 11 filing. However, fraudulent transfer claims related to the 1996 and 1998 transactions are expected to be heard by the Bankruptcy Court during the fourth quarter of 2002.

PURCHASE COMMITMENTS

From time to time, Grace engages in purchase commitments in its various business activities, all of which are expected to be fulfilled with no material adverse consequences to Grace's operations or financial condition.

FINANCIAL ASSURANCES

At December 31, 2001, Grace had gross financial assurances issued and outstanding of $261.2 million, comprised of $149.2 million of gross surety bonds issued by various insurance companies and $112.0 million of standby letters of credit issued by various banks. Of the standby letters of credit, $29.4 million act as collateral for surety bonds, thereby reducing Grace's overall obligations under its financial assurances to a net amount of $231.8 million. These financial assurances were established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. Of the net amount of $231.8 million of financial assurances, approximately $10.1 million were issued by non-Debtor and $221.7 million were issued by the Debtors. Of the amounts issued by the Debtors, approximately $211.0 million were issued before the Filing Date, with the remaining $10.7 million being issued under the DIP facility subsequent to the Filing.

ACCOUNTING FOR CONTINGENCIES

Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. generally accepted accounting principles. As a result of the Filing, claims related to the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "Liabilities subject to compromise" on the accompanying Consolidated Balance Sheet as of December 31, 2001. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded by Grace at December 31, 2001.

--------------------------------------------------------------------------------
16.  SHAREHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

Under its Certificate of Incorporation, the Company is authorized to issue 300,000,000 shares of common stock, $.01 par value. Of the common stock unissued at December 31, 2001, approximately 12,772,400 shares were reserved for issuance pursuant to stock options and other stock incentives. The Certificate of Incorporation also authorizes 53,000,000 shares of preferred stock, $.01 par value, none of which has been issued. 3,000,000 of such shares have been designated as Series A Junior Participating Preferred Stock and are reserved for issuance in connection with the Company's Preferred Stock Purchase Rights ("Rights"). A Right trades together with each outstanding share of common stock and entitles the holder to purchase one hundredth of a share of Series A Junior Participating Preferred Stock under certain circumstances and subject to certain conditions. The Rights are not and will not become exercisable unless and until certain events occur, and at no time will the Rights have any voting power.

The Company's Board of Directors previously approved programs to repurchase outstanding shares of common stock. During the year ended December 31, 2000, the Company acquired 4,815,400 shares of common stock for $47.3 million (at an average price per share of $9.82). During the year ended December 31, 1999, the Company acquired 6,956,200 shares of common stock for $94.4 million (at an average price per share of $13.57). In January 1999, Grace retired 5,476,800 shares of treasury stock with a cost basis of $88.4 million.

In November 2001, 56,911 shares of restricted stock were reclassified as treasury shares to reflect an election made by Paul J. Norris, Grace's Chairman, President and Chief Executive Officer, under a Bankruptcy Court approved employment agreement.

--------------------------------------------------------------------------------
17.  EARNINGS (LOSS) PER SHARE
--------------------------------------------------------------------------------

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share from continuing operations.

=============================================================
EARNINGS (LOSS) PER SHARE
(Amounts in millions,
except per share amounts)     2001        2000       1999
=============================================================
NUMERATORS
 Income (loss) from
  continuing operations     $   78.6   $  (89.7)   $   130.2
                            =================================
DENOMINATORS
Weighted average common
  shares - basic
  calculation........           65.3       66.8         70.7
Dilutive effect of
  employee stock options
  and restricted shares...       0.1       --            3.1
                            ---------------------------------
Weighted average common
  shares - diluted
  calculation........           65.4       66.8         73.8
                            =================================
BASIC EARNINGS (LOSS) PER
  SHARE..............       $   1.20   $  (1.34)   $    1.84
                            =================================
DILUTED EARNINGS (LOSS)
  PER SHARE..........       $   1.20   $  (1.34)   $    1.76
=============================================================

As a result of the 2000 loss from continuing operations, approximately 800,000 of employee compensation-related shares, primarily issuable under stock options, were excluded from the diluted loss per share calculation in 2000 because their effect would be antidilutive. Additionally, stock options that could potentially dilute basic loss per share in the future (that were excluded from the computation of diluted loss per share because their exercise prices were greater than the average market price of the common shares) averaged approximately 14.2 million in 2001, 9.4 million in 2000 and 3.1 million in 1999.

--------------------------------------------------------------------------------
18.  STOCK INCENTIVE PLANS
--------------------------------------------------------------------------------

Each stock option granted under the Company's stock incentive plans has an exercise price equal to the fair market value of the Company's common stock on the date of grant. Options become exercisable at the time or times determined by a committee of the Company's Board of Directors and may have terms of up to ten years and one month. The following table sets forth information relating to such options, as so adjusted, during 2001, 2000 and 1999:

=============================================================
STOCK OPTION ACTIVITY                          2001
=============================================================
                                                    Average
                                        Number     Exercise
                                       of Shares     Price
                                      -----------------------
Balance at beginning of year.....     14,005,209   $  12.70
Options granted..................      1,339,846       2.53
Options exercised................             --      --
Options terminated or cancelled..     (2,572,624)     11.46
                                      ------------
Balance at end of year...........     12,772,431      11.88
=============================================================
Exercisable at end of year.......      9,586,993   $  12.64
=============================================================
                                               2000
=============================================================

Balance at beginning of year.....     12,530,287   $  12.27
Options granted..................      2,555,000      13.32
Options exercised................       (779,863)      7.52
Options terminated or cancelled..       (300,215)     13.62
                                      ------------
Balance at end of year...........     14,005,209      12.70
=============================================================
Exercisable at end of year.......      9,386,539   $  11.96
=============================================================
                                               1999
=============================================================

Balance at beginning of year.....     14,289,870   $  10.87
Options granted..................      2,332,290      13.21
Options exercised................     (3,811,493)      7.30
Options terminated or cancelled..       (280,380)     16.21
                                      ------------
Balance at end of year...........     12,530,287      12.27
=============================================================
Exercisable at end of year.......      9,212,495   $   9.88
=============================================================

At December 31, 2001, 4,456,038 shares were available for additional grants. Currently outstanding options expire on various dates through November 2009.

Following is a summary of stock options outstanding at December 31, 2001:

===========================================================================
STOCK OPTIONS OUTSTANDING
===========================================================================
                         Weighted-
                          average      Weighted-                 Weighted-
EXERCISE                 Remaining      average                   average
PRICE       Number      Contractual    Exercise      Number       Exercise
RANGE     Outstanding      Life          Price     Exercisable     Price
---------------------------------------------------------------------------
$2 - $8      3,281,071      5.88         $ 4.64    2,176,270       $ 5.76
$8 - $13     4,335,469      6.30          11.82    3,800,298        11.68
$13 - $18    2,841,326      8.63          14.14    1,304,860        14.82
$18 - $21    2,314,565      7.01          19.47    2,305,565        19.47
---------------------------------------------------------------------------
            12,772,431      6.84         $11.88    9,586,993       $12.64
===========================================================================

In 2000 and 1999, the Company granted a total of 25,000 and 45,000 shares, respectively, of the Company's Common Stock to certain executives, subject to various restrictions. No shares were granted in 2001. Such shares are subject to forfeiture if certain employment conditions are not met. For more information, see the Form of Restricted Share Award Agreements filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1998. At December 31, 2001, restrictions on all prior grants of restricted stock, net of forfeitures, totaled 55,000 shares; these restrictions lapse in 2002. The fair value of the restricted shares at the date of grant is amortized to expense ratably over the restriction period.

SFAS No. 123, "Accounting for Stock-Based Compensation," permits the Company to follow the measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and not recognize compensation expense for its stock-based incentive plans. Had compensation cost for the Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the methodology prescribed by SFAS No. 123, the Company's net income (loss) and related earnings (loss) per share for 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated below:

=============================================================
PRO FORMA EARNINGS
UNDER SFAS NO. 123
(Amounts in millions,
except per share amounts)     2001       2000        1999
=============================================================
Net income (loss):
As reported...........      $  78.6    $ (89.7)   $  135.9
Pro forma (1).........         71.2      (98.5)      128.0
Basic earnings (loss) per
share:
As reported...........      $   1.20   $  (1.34)  $    1.92
Pro forma (1).........          1.09      (1.47)       1.81
Diluted earnings (loss) per
share:
As reported...........      $   1.20   $  (1.34)  $    1.84
Pro forma (1).........          1.09      (1.47)       1.73

(1) These pro forma amounts may not be indicative of future income (loss) and earnings (loss) per share.

To determine compensation cost under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, with the following historical weighted average assumptions applied to grants in 2001, 2000 and 1999:

=============================================================
OPTION VALUE ASSUMPTIONS      2001       2000        1999
=============================================================
Dividend yield........           --%       -- %       -- %
Expected volatility...          61%        59 %       39 %
Risk-free interest rate          5%         7 %        5 %
Expected life (in years)         4          4          4
=============================================================

Based upon the above assumptions, the weighted average fair value of each option granted was $1.28 per share for 2001, $6.86 per share for 2000 and $5.05 per share for 1999.

--------------------------------------------------------------------------------
19.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS PLANS
--------------------------------------------------------------------------------

Grace maintains defined benefit pension plans covering employees of certain units who meet age and service requirements. Benefits are generally based on final average salary and years of service. Grace funds its U.S. pension plans in accordance with U.S. federal laws and regulations. Non-U.S. pension plans are funded under a variety of methods, as required under local laws and customs, and therefore cannot be summarized. Grace's accumulated other comprehensive loss, reflected as a reduction of shareholders equity (deficit), included additional minimum pension liabilities as of December 31, 2001 and 2000 of $209.3 million ($136.0 million, net of tax) and $17.9 million ($11.6 million, net of tax), respectively, for plans where the accumulated benefit obligation exceeded the fair market value of assets.

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

An amendment to the structure of the retiree-paid premiums for postretirement medical benefits was approved by the Company's Board in November 2001. The amendment became effective January 1, 2002, and requires all retirees and beneficiaries covered by the postretirement medical plan to contribute a minimum of 40% of the calculated premium for that coverage.

The following summarizes the changes in benefit obligation and fair value of plan assets during the period:

====================================================================================================================================
                                                                             PENSION
                                                --------------------------------------------------------------
                                                                                                                     OTHER POST-
CHANGE IN FINANCIAL STATUS OF RETIREMENT PLANS          U.S.                 NON-U.S.                TOTAL         RETIREMENT PLANS
                                                ------------------------------------------------------------------------------------
(Dollars in millions)                             2001      2000        2001        2000       2001      2000     2001        2000
====================================================================================================================================
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.......   $ 741.0   $ 765.7    $  199.2   $  196.9    $ 940.2  $  962.6   $ 176.7   $ 182.7
Service cost..................................       7.9       6.3         3.8        3.8       11.7      10.1       0.7       0.6
Interest cost.................................      55.3      54.5        11.2       11.4       66.5      65.9       9.8      14.4
Plan participants' contributions..............      --        --           0.4        0.5        0.4       0.5      --        --
Amendments....................................      --         2.4         1.6        0.1        1.6       2.5      --       (20.0)
Acquisitions/(Divestitures)...................      --         8.3        --         --         --         8.3      --        --
Curtailments/settlements recognized gains.....      --        --          --         --         --       --         --        --
Actuarial (gain) loss.........................      42.9     (17.7)        0.6       13.8       43.5      (3.9)    (28.9)     22.0
Benefits paid.................................     (70.5)    (78.5)      (11.7)     (12.2)     (82.2)    (90.7)    (22.3)    (23.0)
Currency exchange translation adjustments.....      --        --          (9.0)     (15.1)      (9.0)    (15.1)     --        --
------------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year.............   $ 776.6   $ 741.0    $  196.1   $  199.2    $ 972.7  $  940.2   $ 136.0   $ 176.7
====================================================================================================================================
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year   $ 800.2   $ 899.9    $  198.3   $  224.1    $ 998.5 $1,124.0    $  --     $  --
Actual return on plan assets..................     (47.0)    (28.6)      (15.2)      (1.6)     (62.2)   (30.2)      --        --
Employer contribution.........................       6.8       7.4         3.8        4.0       10.6     11.4       22.3      23.0
Acquisitions/Spinoff..........................      --        --          --         --         --       --         --        --
Plan participants' contribution...............      --        --           0.4        0.5        0.4      0.5       --        --
Benefits paid.................................     (70.5)    (78.5)      (11.7)     (12.2)     (82.2)   (90.7)     (22.3)    (23.0)
Currency exchange translation adjustment......      --        --          (8.3)     (16.5)      (8.3)   (16.5)      --        --
------------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year......   $ 689.5   $ 800.2    $  167.3   $  198.3    $ 856.8  $ 998.5    $  --     $  --
====================================================================================================================================
Funded status.................................   $ (87.1)  $  59.2    $  (28.8)  $   (0.9)   $(115.9) $  58.3    $(136.0)  $(176.7)
Unrecognized transition (asset)/obligation....       0.7      (9.3)        0.8        0.9        1.5     (8.4)      --        --
Unrecognized actuarial loss (gain)............      25.1      98.9         4.0       14.6       29.1    113.5       23.8      61.9
Unrecognized prior service cost/(benefit).....     253.7      31.0        45.6        4.6      299.3     35.6      (56.9)    (74.3)
------------------------------------------------------------------------------------------------------------------------------------
Net amount recognized.........................   $ 192.4   $ 179.8    $   21.6   $   19.2    $ 214.0  $ 199.0    $(169.1)  $(189.1)
====================================================================================================================================
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE
SHEET CONSIST OF:
  Deferred pension costs......................   $ 241.0   $ 223.5    $   85.1   $   81.3    $ 326.1  $ 304.8    $  --     $  --
  Pension related liability...................    (276.0)    (68.3)      (65.1)     (63.5)    (341.1)  (131.8)    (169.1)  (189.1)
  Intangible asset............................      19.0       6.9         0.7        1.2       19.7      8.1      N/A           N/A
  Accumulated other comprehensive loss........     208.4      17.7         0.9        0.2      209.3     17.9      N/A           N/A
------------------------------------------------------------------------------------------------------------------------------------
Net amount recognized.........................   $ 192.4   $ 179.8    $   21.6   $   19.2    $ 214.0  $ 199.0    $(169.1)  $ (189.1)
====================================================================================================================================
WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate.................................      7.25%     7.50%   2.3-15.0%  2.3-15.0%     N/M      N/M        7.25%     7.50%
Expected return on plan assets................       9.0       9.0    5.0-15.0   5.0-15.0      N/M      N/M        N/M       N/M
Rate of compensation increase.................       4.3       4.5    2.0-14.0   2.0-14.0      N/M      N/M        N/M       N/M
====================================================================================================================================


====================================================================================================================================
                                                             2001                     2000                       1999
                                                    --------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT (INCOME) COST              NON-                    Non-                         Non-
(Dollars in millions)                                U.S.     U.S.   OTHER    U.S.    U.S.     Other      U.S.     U.S.      Other
====================================================================================================================================
Service cost......................................  $  7.9  $  3.8  $   0.7  $  6.3  $  3.8  $    0.6   $   7.3  $   5.2   $    0.8
Interest cost.....................................    55.3    11.2      9.8    54.5    11.4      14.4      57.7     11.8       12.8
Expected return on plan assets....................   (69.1)  (15.9)    --     (78.2)  (18.2)     --       (76.0)   (17.1)      --
Amortization of transition asset..................   (10.0)   --       --     (10.0)   (0.2)     --       (11.5)    (0.2)      --
Amortization of prior service cost (benefit)......     7.6     0.5     (8.3)    7.4     0.6      (6.7)      7.0      0.6       (6.7)
Amortization of unrecognized actuarial loss.......     2.4     0.2      0.1     0.8    (0.4)      2.4       3.9      0.3        2.7
Net curtailment and settlement loss...............    --       0.2     --      --      --        --        11.0      0.2       --
------------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit (income) cost................  $ (5.9) $ --    $   2.3  $(19.2) $ (3.0) $   10.7   $  (0.6) $   0.8   $    9.6
====================================================================================================================================


====================================================================================================================
                                                                                                 OTHER POST-
PENSION PLANS WHERE ACCUMULATED BENEFIT             U.S.                 NON-U.S.              RETIREMENT PLANS
OBLIGATIONS EXCEED PLAN                   ----------------------- ---------------------- ===========================
  ASSETS (Dollars in millions)                2001        2000       2001        2000         2001          2000
--------------------------------------------------------------------------------------------------------------------
Projected benefit obligation............. $  691.1    $   68.7    $   74.1   $   72.4        N/A            N/A
Accumulated benefit obligation...........    676.8        68.2        63.8       62.0    $   136.0     $    176.7
Fair value of plan assets................    583.7        --           0.9        0.6         --             --
====================================================================================================================
N/M - Not meaningful
N/A - Not applicable

For measurement purposes, rates of increase of 9.0% and 9.5% in the per capita cost of covered retiree health care benefits for pre-age 65 and post-age 65, respectively, were assumed for 2002. The rate is assumed to decrease gradually to 5.3% through 2007 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical plan. A one percentage-point increase (decrease) in assumed health care medical cost trend rates would increase (decrease) total service and interest cost components by $0.1 million and ($0.1) million, respectively, and increase (decrease) postretirement benefit obligations by $1.0 million and ($1.2) million, respectively.

--------------------------------------------------------------------------------
20.  BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

Grace is a global producer of specialty chemicals and specialty materials. It generates revenues from two business segments: Davison Chemicals and Performance Chemicals. Performance Chemicals was formed in 1999 by combining the previously separate business segments of Grace Construction Products and Darex Container Products. These businesses were consolidated under one management team to capitalize on infrastructure synergies from co-location of headquarters and production facilities around the world. Davison Chemicals produces a variety of catalysts and silica products. Performance Chemicals produces specialty construction chemicals, building materials and sealants and coatings. Intersegment sales, eliminated in consolidation, are not material. The table below presents information related to Grace's business segments for 2001, 2000 and 1999; in connection with the adoption of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," only those corporate expenses directly related to the segment are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such. Davison Chemicals pre-tax operating income includes Grace's equity income related to the unconsolidated operating company of ART (see Note 6).

===============================================================
BUSINESS SEGMENT DATA
(Dollars in millions)         2001        2000         1999
===============================================================
NET SALES
Davison Chemicals.....     $    874.1  $   783.9    $  751.1
Performance Chemicals.          849.1      813.5       799.8
                           ------------------------------------
Total.................     $  1,723.2  $ 1,597.4    $1,550.9
                           ====================================
PRE-TAX OPERATING INCOME
Davison Chemicals.....     $    128.7  $   131.6    $  124.3
Performance Chemicals.          101.1       95.5       105.8
                           ------------------------------------
Total.................     $    229.8  $   227.1    $  230.1
                           ====================================
DEPRECIATION AND
  AMORTIZATION
Davison Chemicals.....     $     58.4  $    57.2    $   59.2
Performance Chemicals.           29.5       29.3        28.8
                           ------------------------------------
Total.................     $     87.9  $    86.5    $   88.0
                           ====================================
CAPITAL EXPENDITURES
Davison Chemicals.....     $     39.3  $    33.7    $   48.0
Performance Chemicals.           22.8       28.3        30.7
                           ------------------------------------
Total.................     $     62.1  $    62.0    $   78.7
                           ====================================
TOTAL ASSETS
Davison Chemicals.....     $    713.0  $   632.3    $  590.3
Performance Chemicals.          497.7      479.1       478.3
                           ------------------------------------
Total.................     $  1,210.7  $ 1,111.4    $1,068.6
===============================================================

The table below presents information related to the geographic areas in which Grace operated in 2001, 2000 and 1999.

===============================================================
GEOGRAPHIC AREA DATA
(Dollars in millions)            2001       2000       1999
===============================================================
NET SALES
United States............     $   835.1   $   825.6  $  783.5
Canada and Puerto Rico...          40.7        34.4      32.6
Europe...................         472.9       416.8     447.3
Asia Pacific.............         267.5       216.8     205.7
Latin America............         107.0       103.8      81.8
                              ---------------------------------
Total....................     $ 1,723.2   $ 1,597.4  $1,550.9
===============================================================
PROPERTIES AND EQUIPMENT,
  NET
United States............     $   386.7   $   408.3  $  399.0
Canada and Puerto Rico...          20.1        19.9      20.8
Europe...................         118.0       101.1     118.1
Asia Pacific.............          49.1        54.7      61.9
Latin America............          15.1        17.7      17.5
                              ---------------------------------
Total....................     $   589.0   $   601.7  $  617.3
===============================================================

Pre-tax operating income, depreciation and amortization, capital expenditures and total assets for Grace's business segments are reconciled below to amounts presented in the Consolidated Financial Statements.

================================================================
RECONCILIATION OF BUSINESS
SEGMENT DATA TO FINANCIAL
STATEMENTS
(Dollars in millions)            2001       2000        1999
----------------------------------------------------------------
Pre-tax operating income -
  business segments.......     $  229.8   $  227.1   $   230.1
Gain on note receivable...         --         --          18.5
Gain on disposal of assets          1.8        5.5        13.6
Gain on sale of investments         7.9       19.0         9.3
Provision for environmental
  remediation.............         (5.8)     (10.4)       --
Provisions for
  asbestos-related
  litigation, net of
  insurance coverage......         --       (208.0)       --
Interest expense and related
  financing costs.........        (37.1)     (28.1)      (16.1)
Corporate operating costs.        (42.3)     (40.0)      (52.0)
Other, net................          3.7       15.2        --
                               ---------------------------------
Income (loss) from
  continuing operations
  before Chapter 11
  reorganization expenses
  and income taxes........     $  158.0   $  (19.7)  $   203.4
================================================================
Depreciation and
  amortization - business
  segments................      $  87.9   $   86.5   $    88.0
Depreciation and
  amortization - corporate          1.1        1.3         1.2
                               ---------------------------------
Total depreciation and
  amortization ...........     $   89.0   $   87.8   $    89.2
================================================================
Capital expenditures -
  business segments.......     $   62.1   $   62.0   $    78.7
Capital expenditures -
  corporate...............          0.8        2.8         3.8
                               ---------------------------------
Total capital expenditures     $   62.9   $   64.8   $    82.5
================================================================
Total assets - business
  segments................     $1,210.7   $1,111.4   $ 1,068.6
Total assets - corporate..        687.5      614.3       595.1
Asbestos-related receivables      293.4      372.0       371.4
Deferred tax assets.......        525.4      487.2       440.0
                               ---------------------------------
Total assets..............     $ 2,717.0  $2,584.9   $ 2,475.1
================================================================

--------------------------------------------------------------------------------
21.  QUARTERLY SUMMARY AND STATISTICAL INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------


==================================================================================================================================
QUARTERLY SUMMARY AND STATISTICAL INFORMATION (Unaudited)
(Dollars in millions, except per share)
==================================================================================================================================
                                                           March 31           June 30          September 30       December 31
----------------------------------------------------------------------------------------------------------------------------------
2001
Net sales (1) .....................................    $       395.7      $       450.3      $       448.1      $       429.1
Cost of goods sold (1).............................            252.4              283.3              281.9              275.3
Income from continuing operations (2)..............             14.6               23.0               19.8               21.2
Net income.........................................             14.6               23.0               19.8               21.2

Net income per share: (3)
  Basic earnings per share:
    Continuing operations..........................    $         0.22     $         0.35     $         0.30      $        0.32
    Net income.....................................              0.22               0.35               0.30               0.32
  Diluted earnings per share:
    Continuing operations..........................              0.22               0.35               0.30               0.32
    Net income.....................................              0.22               0.35               0.30               0.32

Market price of common stock: (4)
    High...........................................    $         4.38     $         2.35     $         1.87      $        1.72
    Low............................................              1.63               1.31               1.46               1.35
    Close..........................................              2.30               1.75               1.55               1.55
-----------------------------------------------------------------------------------------------------------------------------------
2000
Net sales (1)......................................    $        384.7     $       405.1     $        415.7      $       391.9
Cost of goods sold (1).............................             231.8             239.8              252.4              249.9
Income (loss) from continuing operations...........              24.2              34.6               34.1             (182.6)
Net income (loss)..................................              24.2              34.6               34.1             (182.6)

Net income per share: (3)
  Basic earnings per share:
    Continuing operations..........................    $         0.35     $         0.51     $         0.51       $      (2.80)
    Net income (loss)..............................              0.35               0.51               0.51              (2.80)
  Diluted earnings per share:
    Continuing operations..........................              0.35               0.50               0.51              (2.80)
    Net income (loss)..............................              0.35               0.50               0.51              (2.80)

Market price of common stock: (4)
    High...........................................    $        14.94     $        14.63     $        12.63       $       7.13
    Low............................................              9.50              11.38               6.56               1.31
    Close..........................................             12.88              12.13               6.88               3.19
==================================================================================================================================

(1) The net sales and cost of goods sold amounts presented above reflect a reclassification of freight costs and sales commissions (previously shown as a reduction of sales) to cost of sales and selling expenses, in accordance with Emerging Issues Task Force Consensus No. 00-10, "Accounting for Shipping and Handling Revenues and Costs."
(2) Fourth quarter results include the effects of changes in estimates related to other postretirement plan benefits, which reduced expense by $6.0 million.
(3) Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.
(4)  Principal market: New York Stock Exchange.


===================================================================================================================================
FINANCIAL SUMMARY (1) (Dollars in millions, except per share amounts)
===================================================================================================================================
                                                                 2001           2000           1999         1998         1997
-----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS
Net sales ................................................    $  1,723.2    $   1,597.4     $  1,550.9   $  1,546.2   $  1,558.9
Cost of goods sold........................................       1,092.9          973.9          929.3        961.7        969.0
Depreciation and amortization.............................          89.0           87.8           89.2         92.1         94.8
Interest expense and related financing costs..............          37.1           28.1           16.1         19.8         21.2
Research and development expenses.........................          44.1           45.7           42.4         47.4         42.4
Income (loss) from continuing operations before Chapter 11
     reorganization expenses and income taxes.............         158.0          (19.7)         203.4       (223.2)       137.4
Income (loss) from continuing operations..................          78.6          (89.7)         130.2       (194.7)        85.9
Income from discontinued operations (2)...................          --             --              5.7          0.9        175.1
Net income (loss).........................................          78.6          (89.7)         135.9       (229.1)       261.0
-----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Current assets............................................    $    748.1    $     773.9     $    779.8   $    625.6   $  2,175.5
Current liabilities.......................................         249.1        1,092.9          769.4        669.8      1,357.7
Properties and equipment, net.............................         589.0          601.7          617.3        661.4        663.3
Total assets..............................................       2,717.0        2,584.9        2,475.1      2,556.3      3,769.4
Total debt not subject to compromise......................          10.0          421.9          136.2        113.4      1,072.3
Liabilities subject to compromise.........................       2,313.6           --             --           --           --
Shareholders' equity (deficit)............................        (141.7)         (71.3)         111.1         42.1        467.9
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOW
Operating activities......................................    $      6.4    $    (140.1)    $    130.5   $    (66.9)  $    236.4
Investing activities......................................        (133.3)         (97.6)          89.4       (114.0)       370.1
Financing activities......................................         123.2          239.9          (80.9)       196.6       (621.3)
Net cash flow.............................................         (10.6)          (7.9)         134.5         17.7        (20.7)
-----------------------------------------------------------------------------------------------------------------------------------
DATA PER COMMON SHARE (DILUTED)
Income (loss) from continuing operations..................    $      1.20    $     (1.34)    $     1.76   $    (2.61)  $     1.13
Net income (loss).........................................           1.20          (1.34)          1.84        (3.07)        3.45
Dividends.................................................         --              --             --           --             .56
Average common diluted shares outstanding (thousands).....        65,400         66,800         73,800       74,600        75,700
-----------------------------------------------------------------------------------------------------------------------------------
OTHER STATISTICS
Dividends paid on common stock............................    $       --    $       --      $      --    $       --   $     41.2
Capital expenditures......................................          62.9           64.8           82.5        100.9        258.7
Common stock price range (3)..............................    1.31 - 4.38      14 15/16 -         21 -     21 11/16 -    18 1/16 -
                                                                                 1 5/16       11 13/16           10        9 7/8
Common shareholders of record.............................        11,643         12,240         13,215       14,438       15,945
Number of employees - continuing operations...............         6,400          6,300          6,300        6,600        6,700
===================================================================================================================================

(1) Certain prior-year amounts have been reclassified to conform to the 2001 presentation and to reflect a reclassification of freight costs and sales commissions (previously shown as a reduction of sales) to cost of sales and selling expenses in accordance with Emerging Issues Task Force Consensus No. 00-10, "Accounting for Shipping and Handling Revenues and Costs."
(2) See Note 4 to the Consolidated Financial Statements for additional information.
(3) On March 31, 1998, a predecessor of the Company ("Old Grace") completed a transaction in which its flexible packaging business ("Packaging Business') was combined with Sealed Air Corporation ("Sealed Air"). Old Grace effected this transaction by transferring its specialty chemicals businesses along with certain other businesses and assets to the Company (then named Grace Specialty Chemicals, Inc.), distributing the shares of the Company's common stock to Old Grace's shareholders on a one-for-one basis ("Spin-off") and merging a subsidiary of Old Grace with Sealed Air ("Merger"). Immediately following the Spin-off and Merger, the Company changed its name to "W. R. Grace & Co." and Old Grace changed its name to "Sealed Air Corporation" ("New Sealed Air"). As a result of the transaction, the Packaging Business was classified as a discontinued operation as of December 31, 1997. For further information, see Old Grace's Joint Proxy Statement/Prospectus dated February 13, 1998 and the Company's Information Statement dated February 13, 1998. Stock prices in 1997 and 1998 have been adjusted so that they are on a basis comparable to the stock prices following the disposition of the Packaging Business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

--------------------------------------------------------------------------------
DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

Grace is engaged in specialty chemicals and specialty materials businesses on a global basis. Its business segments are Davison Chemicals, which produces catalysts and silica products, and Performance Chemicals, which produces construction chemicals, building materials and sealants and coatings.

--------------------------------------------------------------------------------
VOLUNTARY BANKRUPTCY FILING
--------------------------------------------------------------------------------

In response to a sharply increasing number of asbestos-related bodily injury claims, on April 2, 2001 (the "Filing Date"), W. R. Grace & Co. ("the Company") and 61 of its United States subsidiaries and affiliates, including W. R. Grace & Co.-Conn. (collectively, the "Debtors"), filed voluntary petitions for reorganization (the "Filing") under Chapter 11 of the United States Bankruptcy Code ("Chapter 11" or the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The cases were consolidated and are being jointly administered under case number 01-01139 (the "Chapter 11 Cases"). Grace's non-U.S. subsidiaries and certain of its U.S. subsidiaries were not included in the Filing.

During 2000 and the first quarter of 2001, Grace experienced several adverse developments in its asbestos-related litigation, including: a significant increase in bodily injury claims, higher than expected costs to resolve bodily injury and certain property damage claims, and class action lawsuits alleging damages from a former attic insulation product. (These claims are discussed in more detail in Note 3 to the Consolidated Financial Statements.) After a thorough review of these developments, the Board of Directors of Grace concluded on April 2, 2001 that a federal court-supervised Chapter 11 filing provides the best forum available to achieve predictability and fairness in the claims settlement process. By filing under Chapter 11, Grace expects to be able to both obtain a comprehensive resolution of the claims against it and preserve the inherent value of its businesses. Under Chapter 11, the Debtors expect to continue to operate their businesses as debtors-in-possession under court protection from their creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the asbestos-related claims against them.

Consequence of Filing - As a consequence of the Filing, pending litigation against the Debtors is generally stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to realize its pre-petition claims except pursuant to an order of the Bankruptcy Court.

The Debtors intend to address all of their pending and future asbestos-related claims and all other pre-petition claims in a plan of reorganization. Such plan of reorganization will include the establishment of a trust, through which all pending and future asbestos-related claims would be channeled for resolution. However, it is currently impossible to predict with any degree of certainty the amount that would be required to be contributed to the trust, how the trust would be funded, how other pre-petition claims would be treated or what impact any reorganization plan may have on the shares of common stock of Grace. The interests of Debtors' equity security holders could be substantially diluted or cancelled under a plan of reorganization. The formulation and implementation of the plan of reorganization is expected to take a significant period of time.

Since the Filing, all motions necessary to conduct normal business activities have been approved by the Bankruptcy Court. In addition, the Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations in the ordinary course of business, including employee wages and benefits, customer programs, shipping charges and a limited amount of claims of essential trade creditors.

As provided by the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization for a 120-day period following the Filing Date. The Debtors have received an extension of their exclusive period during which to file a plan of reorganization through August 1, 2002, and an extension of the Debtors' exclusive rights to solicit acceptances of a reorganization plan through October 1, 2002. No bar dates have yet been set for the filing of proofs of claims by claimants.

Three creditors' committees, two representing asbestos claimants and the third representing other unsecured creditors, and a committee representing shareholders have been appointed in the Chapter 11 Cases. These committees will have the right to be heard on all matters that come before the Bankruptcy Court, and, together with a legal representative of future asbestos claimants (who Grace expects to be appointed by the Bankruptcy Court in the near future), are likely to play important roles in the Chapter 11 Cases. The Debtors are required to bear certain of the committees' and the future asbestos claimants representative's costs and expenses, including those of their counsel and financial advisors.

All of the Debtor's pre-petition debt is now in default due to the Filing. The accompanying Consolidated Balance Sheet as of December 31, 2001 reflects the classification of the Debtors' pre-petition debt within "Liabilities subject to compromise."

The Debtors have entered into a debtor-in-possession post-petition loan and security agreement with Bank of America, N.A. (the "DIP facility") in the aggregate amount of $250 million. The DIP facility has a term expiring in April 2003 and bears interest under a formula based on the London Inter-Bank Offered Rate ("LIBOR") rate plus 2.00 to 2.25 percentage points depending on the level of loans outstanding.

In November 2001, the Debtors' Chapter 11 Cases, as well as the Chapter 11 Cases of four unrelated companies with asbestos-related claims, was assigned to Judge Alfred M. Wolin, a senior federal judge who sits in Newark, New Jersey. Judge Wolin will preside over the asbestos bodily injury matters affecting all five companies and, at his choosing, certain other asbestos-related lawsuits particular to Grace. Judge Judith Fitzgerald, a U.S. Bankruptcy judge from the Western District of Pennsylvania, sitting in Wilmington, Delaware, will preside over the Debtors' other bankruptcy matters.

Accounting Impact - The accompanying Consolidated Financial Statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7") "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," promulgated by the American Institute of Certified Public Accountants. SOP 90-7 requires that financial statements of debtors-in-possession be prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, the realization of certain of Debtors' assets and liquidation of certain of Debtors' liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not currently give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

Pursuant to SOP 90-7, Grace's pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of December 31, 2001, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments) as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation and other claims). The recorded amounts of such liabilities generally reflect accounting measurements as of the Filing Date adjusted, as warranted, for changes in facts and circumstances and/or rulings under Grace's Chapter 11 proceedings subsequent to the Filing. (See Note 2 to the Consolidated Financial Statements for detail of the "Liabilities subject to compromise" as of December 31, 2001, and as of the Filing Date.) Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheet based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. During 2001, the Debtors recorded Chapter 11 reorganization expenses of $15.7 million. See Note 1 to the consolidated Financial Statements for further information concerning the Chapter 11 filing.

--------------------------------------------------------------------------------
CRITICAL ACCOUNTING ESTIMATES
--------------------------------------------------------------------------------

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities (including contingent assets and liabilities) reported at the date of the Consolidated Financial Statements and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates. Grace's accounting measurements that are most affected by management's estimates of future events are:

o Contingent liabilities such as asbestos-related matters, environmental remediation, tax exposures and retained obligations of divested businesses.

o Pension and postretirement liabilities that depend on assumptions regarding discount rates and total returns on invested funds.

o Depreciation and amortization periods for long-lived assets, including property and equipment, intangibles and goodwill.

o Realization values of various assets such as receivables, inventories, insurance and tax attributes.

The accuracy of these and other estimates may also be materially affected by the uncertainties arising under the Chapter 11 Cases.

--------------------------------------------------------------------------------
CONTINUING OPERATIONS
--------------------------------------------------------------------------------

Set forth below is a chart that lists key operating statistics and percentage changes for the years ended December 31, 2001, 2000 and 1999. Immediately following the chart is an overview of the matters affecting the comparison of 2001 and 2000 as well as the comparison of 2000 and 1999. Each of these items should be referenced when reading management's discussion and analysis of the results of continuing operations. The chart below, as well as the financial information presented throughout this discussion, divides Grace's financial results between "core operations" and "noncore activities." Core operations comprise the financial results of Davison Chemicals, Performance Chemicals and the costs of corporate activities that directly or indirectly support business operations. In contrast, noncore activities comprise all other events and transactions not directly related to the generation of operating revenue or the support of core operations.


====================================================================================================================================
ANALYSIS OF CONTINUING OPERATIONS                                                          % Change                     % Change
(Dollars in millions)                                             2001       2000 (a)     Fav(Unfav)      1999 (a)     Fav(Unfav)
====================================================================================================================================
NET SALES:
    Davison Chemicals....................................    $    874.1     $    783.9      11.5%       $    751.1        4.4%
    Performance Chemicals................................         849.1          813.5       4.4%            799.8        1.7%
                                                             ============== ============ ============== ============= ==============
TOTAL GRACE SALES - CORE OPERATIONS......................    $  1,723.2     $  1,597.4       7.9%       $  1,550.9        3.0%
                                                             ============== ============ ============== ============= ==============
PRE-TAX OPERATING INCOME:
    Davison Chemicals....................................    $    128.7     $    131.6      (2.2%)      $    124.3        5.9%
    Performance Chemicals................................         101.1           95.5       5.9%            105.8       (9.7%)
    Corporate operating costs............................         (42.3)         (40.0)     (5.8%)           (52.0)      23.1%
                                                             -------------- ------------ -------------- ------------- --------------
PRE-TAX INCOME FROM CORE OPERATIONS......................         187.5          187.1       0.2%            178.1        5.0%
                                                             -------------- ------------ -------------- ------------- --------------
PRE-TAX INCOME (LOSS) FROM NONCORE ACTIVITIES...........           3.0         (188.4)      NM               37.2         NM
Interest expense.........................................         (37.1)         (28.1)    (32.0%)           (16.1)     (74.5%)
Interest income..........................................           4.6            9.7     (52.6%)             4.2      131.0%
                                                             -------------- ------------ -------------- ------------- --------------
INCOME (LOSS) BEFORE CHAPTER 11 REORGANIZATION EXPENSE AND
INCOME TAXES.............................................         158.0          (19.7)      NM              203.4         NM
Chapter 11 reorganization expenses, net..................         (15.7)          --         NM               --           NM
Provision for income taxes...............................         (63.7)         (70.0)      9.0%            (73.2)        NM
                                                             ============== ============ ============== ============= ==============
INCOME (LOSS) FROM CONTINUING OPERATIONS (b).............    $     78.6     $    (89.7)    187.6%       $    130.2         NM
                                                             ============== ============ ============== ============= ==============

KEY FINANCIAL MEASURES:
  Pre-tax income from core operations as a
    percentage of sales..................................          10.9%          11.7%     (0.8)pts          11.5%       0.2pts
  Pre-tax income from core operations before
    depreciation and amortization........................    $    276.5     $    274.9       0.6%       $    267.3        2.8%
  As a percentage of sales...............................          16.0%          17.2%     (1.2)pts          17.2%       --
                                                             ============== ============ ============== ============= ==============
NET SALES BY REGION:
 North America...........................................    $    875.8     $    860.0       1.8%       $    816.1         5.4%
 Europe..................................................         472.9          416.8      13.5%            447.3        (6.8%)
 Asia Pacific............................................         267.5          216.8      23.4%            205.7         5.4%
 Latin America...........................................         107.0          103.8       3.1%             81.8        26.9%
                                                             -------------- ------------ -------------- ------------- --------------
 TOTAL...................................................    $  1,723.2     $  1,597.4       7.9%       $  1,550.9         3.0%
============================================================ ============== ============ ============== ============= ==============

NM = Not meaningful             a = Net sales amounts presented
                                    herein reflect a reclassification of freight costs and sales commissions (previously shown as a reduction of sales)

                                b = Also net income (loss) for 2001 and 2000.

MATTERS AFFECTING COMPARISON - 2001 VS. 2000

Several major factors affect the comparison of sales and pre-tax earnings from continuing operations between 2001 and 2000. The principal factors affecting core operations are sales and earnings from three acquisitions, the formation of a joint venture, a downturn in world economic activity beginning in late 2000 (exacerbated by the events of September 11, 2001), the continued contributions from Grace's productivity initiatives, the continued strength of the U.S. dollar compared to most foreign currencies, and increased energy costs. (Energy costs were high in the first half of 2001, declining during the second half, but overall were higher year-over-year.) The primary factors affecting pre-tax income from noncore activities were the sale of Grace's remaining interest in Cross Country Staffing, offset by accruals for legal and environmental matters. The effects of each of these factors are quantified throughout management's discussion and analysis.

MATTERS AFFECTING COMPARISON - 2000 VS. 1999

Several major factors affect the comparison of sales and pre-tax earnings from continuing operations between 2000 and 1999. The principal factors affecting core operations are sales and earnings from six acquisitions, contributions from Grace's productivity initiatives, a downturn in the U.S. economy in late 2000, increasing energy prices in the second half of 2000 compared to the first half and to 1999, and a stronger U.S. dollar compared to most foreign currencies. The primary factors affecting pre-tax loss from noncore activities were: 1) the need to increase Grace's estimate of asbestos-related liability to account for adverse developments in claims activity in the latter part of 2000; and 2) new environmental risks related to Grace's former mining operations.


NET SALES


The following table identifies the year-over-year increase or decrease in sales attributable to changes in product volumes, product prices and/or mix, and the impact of foreign currency translation.

===============================================================
NET SALES                       2001 AS A PERCENTAGE
VARIANCE ANALYSIS          INCREASE (DECREASE) FROM 2000
===============================================================

                      VOLUME   PRICE/MIX  TRANSLATION   TOTAL
                     --------- ---------- ------------ ========
Davison Chemicals       9.1%      4.5%       (2.1%)    11.5%
Performance
  Chemicals .....       6.6%      0.5%       (2.7%)     4.4%
Net sales........       7.8%      2.6%       (2.5%)     7.9%
-------------------- --------- ---------- ------------ --------
BY REGION:
  North America..       0.5%      1.6%       (0.3%)     1.8%
  Europe.........      14.4%      2.9%       (3.8%)    13.5%
  Latin America..      (1.3%)     9.7%       (5.3%)     3.1%
  Asia Pacific...      28.5%      2.1%       (7.2%)    23.4%
===============================================================
                               2000 AS A PERCENTAGE
                           INCREASE (DECREASE) FROM 1999
===============================================================
Davison Chemicals       5.2%      4.4%       (5.2%)     4.4%
Performance
  Chemicals......       3.8%      0.4%       (2.5%)     1.7%
Net sales........       4.5%      2.3%       (3.8%)     3.0%
-------------------- --------- ---------- ------------ --------
BY REGION:
  North America..       3.2%      2.2%       --         5.4%
  Europe.........       3.1%      2.6%      (12.5%)    (6.8%)
  Latin America..      26.8%      2.9%       (2.8%)    26.9%
  Asia Pacific...       3.6%      2.3%       (0.5%)     5.4%
-------------------- --------- ---------- ------------ --------

In 2001 and 2000, volume was the primary factor affecting the change in net sales, most of which is attributable to three acquired businesses in 2001 and six acquired businesses in 1999 and 2000. These acquired businesses added $71.9 million in sales in 2001 (4.5 percentage points of the year-over-year volume increase), and $49.6 million in 2000 (4.0 percentage points of the year-over-year volume increase). Increases in the price/mix profile in both years were offset by the negative impact of foreign currency translation.

In 2001 and 2000, each business segment experienced volume growth. The most significant volume increases in 2001 were experienced in catalyst products and silica products (9.3% and 8.4%, respectively) primarily attributable to new product penetration, acquisitions and the Advanced Refining Technologies ("ART") joint venture. In 2000, the silica products and construction chemicals groups experienced significant volume increases, primarily attributable to acquisitions of 6.3% and 6.2%, respectively.

In 2001, the most significant volume increases were experienced in Asia Pacific and Europe, attributable to acquisitions and the ART joint venture. In 2000, the volume increases were greatest in Latin America, reflecting the acquisition of an admixtures business in Chile in late 1999. Reported net sales for Grace's international operations were negatively impacted from the translation of foreign currencies in relation to the U.S. dollar. Approximately 45% of Grace's reported net sales were generated by its international operations. The 2001 impact related to an approximate 5% devaluation in foreign currency exchange rates.

PRE-TAX INCOME FROM CORE OPERATIONS

Pre-tax income from core operations was $187.5 million for the year ended December 31, 2001, compared to $187.1 million for the year ended December 31, 2000, an increase of 0.2%. Pre-tax income from core operations in 2000 was $9.0 million or 5.0% higher than 1999.

Operating income of the Davison Chemicals segment for 2001 was $128.7 million, down 2.2% versus 2000. Davison's operating margin of 14.7% was down 2.1 points compared to the prior year. Operating income of the Performance Chemicals segment for 2001 was $101.1 million, up 5.9% from 2000, with an operating margin of 11.9%, up 0.2 points compared to the prior year. Operating income of the Davison Chemicals segment for 2000 was $131.6 million, up 5.9% from 1999. Davison's operating margin was 16.8% compared to 16.5% in 1999. Operating income of the Performance Chemicals segment for 2000 was $95.5 million, down 9.7% from 1999, with an operating margin of 11.7% in 2000 versus 13.2% in 1999.

Higher energy costs and the negative effects of currency translation served to dampen the year-over-year performances in both 2001 and 2000. In the first half of 2001 and the last half of 2000, the rise in natural gas prices (used by Davison Chemicals as part of its manufacturing process) and transportation fuel prices (impacting distribution costs for Performance Chemicals) had an adverse affect on profit margins. These energy sources are also a significant factor in the cost of many raw materials used by both business segments. Selling price increases did not keep pace with the rapid rise in these energy related costs.

Corporate operating costs primarily reflect corporate headquarters functions that support core operations. Corporate operating costs for the year ended December 31, 2001 totaled $42.3 million, compared to $40.0 million for the prior period, a 5.8% increase. Corporate operating costs were $52.0 million in 1999. The improvement in corporate operating costs since 1999 is primarily attributable to the relocation of Grace's headquarters from Florida to Maryland in 1999, which reduced occupancy costs and facilitated the consolidation of corporate support functions.

During 2001 and 2000, Grace continued to focus on productivity improvements. The results of its productivity initiatives are reflected in: 1) sales - through added plant capacity by improving production processes; 2) costs through efficiency gains and purchasing synergies; 3) working capital - by improving collection process and inventory management; and 4) capital avoidance - by maximizing asset utilization. Grace's goal is to offset annual base inflationary increases in personnel, purchased materials and process costs through productivity improvements. This goal was achieved in both 2001 and 2000.

PRE-TAX INCOME (LOSS) FROM NONCORE ACTIVITIES

The net income from noncore activities totaled $3.0 million for 2001 compared to a net loss from noncore activities of $188.4 million for 2000. Income from noncore activities for 2001 includes $7.7 million from the sales of Grace's remaining cost-based investment in Cross Country Staffing, offset by accruals for legal and environmental matters primarily related to Grace's former mining operations. The loss for 2000 included the provision of $208.0 million for asbestos-related litigation, net of insurance, as well as accruals for legal and environmental matters related to Grace's former mining operations. These items were offset by a $19.0 million gain on the sale of marketable securities, and a $5.5 million gain on the sale of noncore assets.

REORGANIZATION EXPENSES

Net reorganization expenses for the year ended December 31, 2001 of $15.7 million consist primarily of legal and consulting fees incurred by Grace and three creditors' committees related to the Chapter 11 Filing.

INTEREST AND INCOME TAXES

Net interest expense for 2001 was $32.5 million, an increase of 76.6% from net interest expense of $18.4 million in 2000. This increase was attributable to the continued accrual of pre-petition contractual interest on debt subject to compromise as well as the interest expense on the DIP facility. Net interest expense increased 54.6% in 2000 over the 1999 amount of $11.9 million. Average debt levels were $205.0 million higher in 2001 compared to 2000; and $149.5 million higher in 2000 compared to 1999.

The Company's provision for income taxes at the federal corporate rate of 35% was $49.8 million for the year ended December 31, 2001. The primary difference between this amount and the overall provision for income taxes of $63.7 million is attributable to current period interest on tax contingencies and the non-deductibility of certain Chapter 11 reorganization expenses. In 2000, the Company's benefit from income taxes at the federal corporate rate was $6.9 million. The primary difference between this amount and the overall provision for income taxes of $70.0 million is attributable to an accrual for potential additional taxes and interest relating to the tax deductibility of interest on life insurance policy loans. In 1999, the Company's provision for income taxes at the federal corporate rate was $71.2 million. The primary difference between this amount and the provision for income taxes at the effective rate of $73.2 million were state and local income taxes.


DAVISON CHEMICALS

==============================================================
                                                   % Change
NET SALES                    2001        2000     Fav(Unfav)
------------------------- ------------ ---------- ------------
Catalyst products ...     $   624.8    $  562.7       11.0%
Silica products......         249.3       221.2       12.7%
========================= ============ ========== ============
TOTAL DAVISON CHEMICALS   $   874.1    $  783.9       11.5%
========================= ============ ========== ============
                                                   % Change
                             2000        1999     Fav(Unfav)
------------------------- ------------ ---------- ------------
Catalyst products ...     $   562.7    $  538.2        4.6%
Silica products......         221.2       212.9        3.9%
========================= ============ ========== ============
TOTAL DAVISON CHEMICALS   $   783.9    $  751.1        4.4%
========================= ============ ========== ============

Recent Acquisitions and Joint Ventures

On March 2, 2001, Grace acquired The Separations Group, a manufacturer of chromatography columns and separations media, with sales of approximately $6 million in 2001. On March 28, 2001, a German subsidiary of Grace acquired the precipitated silicas business of Akzo-PQ Silicas, with sales of approximately $21 million in 2001.

On March 1, 2001, Grace and Chevron Products Company ("Chevron") formed ART, a joint venture to develop and market hydroprocessing catalysts globally. ART conducts business through two distribution companies and one operating company. Grace has a majority ownership interest in and controls both distribution companies; therefore, for financial reporting purposes the assets, liabilities and results of operations of these entities are included in Grace's Consolidated Financial Statements. Grace does not exercise governance control over the operating company; therefore, the assets, liabilities and results of operations of this company are not consolidated in Grace's financial statements. The equity income or loss related to the operating company is reported in "Other Income" in Grace's Consolidated Statement of Operations. As of December 31, 2001, the operating company had no debt, and its liabilities included only working capital items. ART has agreements with both Grace and Chevron under which each provides certain administrative and research and development services to ART. Administrative costs of $1.5 million and research and development expenses of $5.8 million are reflected in the unconsolidated financial statements of ART.

On January 31, 2000 Grace acquired Crosfield Group's hydroprocessing catalysts business from Imperial Chemical Industries. This business had approximately $14 million of sales in 2000. On June 28, 2000, Grace acquired the Ludox colloidal silica business from the DuPont Company, which had sales of approximately $13 million in 2000.

Sales

The Davison Chemicals segment is a leading global supplier of catalysts and silica products. Catalyst products represented approximately 36%, 35% and 34% of 2001, 2000 and 1999 total Grace sales, respectively. This segment includes fluid cracking catalysts ("FCC") and additives used in petroleum refineries to convert distilled crude oil into transportation fuels and other petroleum-based products, hydroprocessing catalysts which upgrade heavy oils and remove certain impurities, polyolefin catalysts, which are essential components in the manufacture of polyethylene used in products such as high-performance plastic pipe and other plastic parts, and chemical catalysts, which are used in a variety of chemical processes. Silica products, which represented 15% of 2001 total Grace sales (14% in 2000 and 1999), are used in a wide range of biotechnology, industrial and consumer applications such as seperations, coatings, food processing, plastics, adsorbents and personal care products.

Net sales of Davison Chemicals increased by 11.5% in 2001, despite the effect of the currency weakness in Europe, Asia Pacific and Latin America compared with the U.S. dollar, which adversely impacted 2001 sales by $16.6 million.
Excluding the impact of currency translation, sales increased by 13.6%.

In 2001, catalyst products sales were $624.8 million, an increase of 11.0% over 2000. Excluding the ART joint venture and hydroprocessing catalysts, which are now part of the joint venture (as discussed above) catalyst products sales for the year 2001 were $531.9 million, or a 12.3% increase over 2000. Excluding ART/hydroprocessing and the negative impact of currency translation, 2001 sales were up 14.1%. This increase mainly reflected sales of new FCC's and additives for value-added refinery applications.

Silica products sales in 2001 were up 12.7% to $249.3 million compared with 2000. Excluding The Separations Group, Akzo-PQ Silicas and the collodial silica acquisitions discussed above, silica products sales decreased 5.8% to $208.4 million. Excluding acquisitions and the negative impact of currency translation, 2001 sales decreased 2.5%, mainly reflecting recessionary pressures on end-use segments such as plastics and coatings, which are most affected by the general level of economic activity.

In 2000, catalyst products sales increased 4.6% compared to 1999, which was as a result of volume gains in Latin America, Asia Pacific and Europe partially offset by volume declines in North America. Silica products sales were up 3.9% in 2000 versus 1999, as volume gains in coatings and adsorbents were offset by unfavorable currency translation, mainly for Europe.

Operating Earnings

Pre-tax operating income of $128.7 million reflected a 2.2% decrease compared with 2000. The decrease in operating income was primarily attributable to higher energy and raw material costs, offset by productivity initiatives.

Pre-tax operating income of $131.6 million in 2000 improved by 5.9% over $124.3 million in 1999. The improvement in operating income was primarily attributable to cost savings generated from productivity initiatives, which served to fully offset increased energy costs and the negative impact of foreign currency translation. Operating margins improved 0.3 percentage points to 16.8%.

PERFORMANCE CHEMICALS

==============================================================
                                                   % Change
NET SALES                     2001        2000     Fav(Unfav)
------------------------- ------------ ---------- ------------
Construction chemicals    $   365.1    $  348.7        4.7%
Building materials...         239.9       228.0        5.2%
Sealants and coatings         244.1       236.8        3.1%
------------------------- ------------ ---------- ------------
TOTAL PERFORMANCE
 CHEMICALS...........     $   849.1    $  813.5        4.4%
========================= ============ ========== ============
                                                   % Change
                             2000        1999     Fav(Unfav)
------------------------- ------------ ---------- ------------
Construction chemicals    $   348.7    $  334.3        4.3%
Building materials...         228.0       224.3        1.6%
Sealants and coatings         236.8       241.2       (1.8%)
------------------------- ------------ ---------- ------------
TOTAL PERFORMANCE
 CHEMICALS...........     $   813.5    $  799.8        1.7%
========================= ============ ========== ============



Recent Acquisitions and Joint Ventures

On July 31, 2001, a French subsidiary of Grace acquired Pieri S.A., a leading supplier of specialty chemicals to the European construction industry. This business had sales of approximately $10 million for 2001.

On December 22, 1999, Grace acquired Sociedad Petreos S.A.'s "Polchem" concrete admixture and construction chemicals business from Cemento Polpaico S.A. Chile, an affiliate of Holderbank of Switzerland. For 2000, this business had sales of approximately $6 million. On March 24, 2000, Grace acquired International Protective Coatings Corp. ("IPC"), which contributed approximately $5 million in sales of fire protection products for the year 2000. On July 20, 2000, Grace acquired the Hampshire Polymers business from the Dow Chemical Company. This business had sales of approximately $12 million for 2000.

Sales

The Performance Chemicals segment was formed in 1999 by combining the previously separate business segments of Grace Construction Products and Darex Container Products. These businesses were consolidated under one management team to capitalize on infrastructure synergies from co-location of headquarters and production facilities around the world. The major product groups of this business segment include specialty construction chemicals and specialty building materials used primarily by the nonresidential construction industry; and container sealants and coatings for food and beverage packaging, and other related products. Construction chemicals, which represented 21% of 2001 total Grace sales (22% in 2000 and 1999) add strength, control corrosion, and enhance the handling and application of concrete, and reduce the manufacturing cost and improve the quality of cement. Building materials, which represented 14% of 2001, 2000 and 1999 total Grace sales, prevent water damage to structures and protect structural steel against collapse due to fire. Sealants and coatings, which represented 14% of 2001 total Grace sales (15% in 2000 and 16% in 1999) seal beverage and food cans, and glass and plastic bottles, and protect metal packaging from corrosion and the contents from the influences of metal.

Net sales of Performance Chemicals products increased 4.4% in 2001 compared with 2000. The effect of currency weakness in Europe, Asia Pacific and Latin America compared with the U.S. dollar adversely impacted sales by $20.3 million for 2001. Excluding the impact of currency translation, sales increased 7.0%.

In 2001, sales of construction chemicals were $365.1 million, an increase of 4.7% over 2000. Excluding the Pieri S.A. acquisition discussed above, 2001 sales for construction chemicals were $355.0 million, up 1.8%. Excluding Pieri and unfavorable currency translation, the year-over-year increase was 4.3%. This increase was achieved in all major regions and was driven by penetration of high-performance products for concrete and cement, especially in value added water reducers, grinding aids and quality improvers.

Sales of building materials increased 5.2% to $239.9 million in 2001 compared with 2000. Excluding the impact of the IPC acquisition, discussed above, and unfavorable currency translation, sales were up 5.8%. This growth was attributable to increased sales in North America, primarily roofing underlayments and specialty structural waterproofing.

Sales of sealants and coatings increased 3.1% to $244.1 million in 2001. Excluding the Hampshire Polymers acquisition, discussed above, and unfavorable currency translation, sales were up 0.2%, primarily from volume gains in closure sealants and coatings.

In 2000, Performance Chemicals sales increased 1.7% compared to 1999, as sales increases in construction chemicals and building materials were partially offset by a sales decrease in sealants and coatings. Sales of construction chemicals were up 4.3% in 2000, driven by penetration of high-performance products. Sales of building materials were up 1.6% in 2000, reflecting new product sales in fire protection and volume gains in roofing underlayments. Sealants and coatings sales decreased 1.8% in 2000 versus 1999. Unfavorable foreign exchange more than offset volume gains in can sealants and coatings.

Operating Earnings

Pre-tax operating income increased 5.9% from $95.5 million in 2000 to $101.1 million in 2001. This increase was attributable to higher sales and savings generated from productivity programs, more than offsetting higher energy and raw material costs.

Pre-tax operating income of $95.5 million in 2000 was down 9.7% compared to pre-tax operating income of $105.8 million in 1999. This decrease in pre-tax operating income was caused by increased transportation costs in construction chemicals and higher petroleum-based raw materials costs in both building materials and container products, offset by productivity gains.

--------------------------------------------------------------------------------
DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

CROSS COUNTRY STAFFING

In July 1999, Grace completed the sale of substantially all of its interest in Cross Country Staffing ("CCS"), a provider of temporary nursing and other healthcare services, for total cash proceeds of $184.6 million. The Company's investment in CCS had been accounted for under the equity method. The sale resulted in a net pre-tax gain of $76.3 million ($32.1 million after tax), including the cost of the Company's purchase of interests held by third parties in CCS and the amount payable under CCS's phantom equity plan prior to closing under the sale transaction. The gain and operations of CCS prior to the sale are included in "Income from discontinued operations, net of tax" in the Consolidated Statement of Operations. Certain contingent liabilities, primarily related to tax matters of CCS, have been retained by the Company and are included in "Liabilities subject to compromise" in the Consolidated Balance Sheet. In February 2001, Grace sold its remaining interest in CCS, recognizing a $7.7 million gain which is included in "Other income" on the Consolidated Statement of Operations.

RETAINED OBLIGATIONS

Under certain divestiture agreements, Grace has retained contingent obligations that could require Grace in the future to accrue for estimated costs of defense or loss under generally accepted accounting principles.

These obligations primarily consist of: (1) future lease payments and other retained contractual commitments, (2) net asset settlements, (3) indemnities and other guarantees, and (4) contingent risks under pending or possible litigation.

Grace's recorded liability for such matters was $80.5 million at December 31, 2001. Grace's Chapter 11 proceedings could impact the amount and timing of resolution of these retained obligations. Grace is unable to predict whether or to what extent the ultimate resolution of these matters will differ from recorded amounts.

--------------------------------------------------------------------------------
FINANCIAL CONDITION
--------------------------------------------------------------------------------

The charts below are intended to enhance understanding of Grace's overall financial position by separately displaying assets, liabilities and cash flows related to core operations from those related to noncore activities. The Company's management structure and activities are tailored to the separate focus and accountability of core operations and noncore activities.

CORE OPERATIONS

The Company had a net asset position supporting its core operations of $1,299.6 million at December 31, 2001, compared to $1,053.6 million at December 31, 2000 (including the cumulative translation account reflected in Shareholders' Equity (Deficit) of $164.8 million for 2001 and $140.2 million for 2000). After-tax return on capital invested in core operations decreased by 2.4 percentage points in 2001, due to a combination of higher investment and only a small improvement in earnings. Net cash flows from core operations decreased primarily due to investment in new businesses.

============================================================
CORE OPERATIONS
(Dollars in millions)                  2001        2000
============================================================

BOOK VALUE OF INVESTED CAPITAL
Receivables .....................   $   296.3   $   187.4
Inventory .......................       174.8       144.2
Properties and equipment, net ...       582.9       596.2
Intangible assets and other......       616.8       455.7
                                    ------------------------
ASSETS SUPPORTING CORE OPERATIONS     1,670.8     1,383.5
Accounts payable and accruals....      (371.2)     (329.9)
                                    ------------------------
CAPITAL INVESTED IN CORE OPERATIONS $ 1,299.6   $  1,053.6
After-tax return on average
invested capital.................         9.6%       12.0%
                                    ------------------------
CASH FLOWS:
Pre-tax operating income ........   $   187.5   $   187.1
Depreciation and amortization ...        89.0        87.8
                                    ------------------------
PRE-TAX EARNINGS BEFORE
 DEPRECIATION AND AMORTIZATION ..       276.5       274.9
Working capital and other changes       (60.3)      (63.0)
                                    -------------------------
CASH FLOW BEFORE INVESTING.......       216.2       211.9
Capital expenditures ............       (62.9)      (64.8)
Businesses acquired .............       (86.3)      (52.6)
                                    -------------------------
NET CASH FLOW FROM CORE OPERATIONS  $    67.0   $    94.5
=============================================================


NONCORE ACTIVITIES

The Company has a number of financial exposures originating from past businesses, products and events. These obligations arose from transactions and/or business practices that date back to when Grace was a much larger company, when it produced products or operated businesses that are no longer part of its revenue base, and when government regulations and scientific knowledge were much less advanced than today. The table below summarizes the net noncore liability at December 31, 2001 and 2000 and the net cash flow from noncore activities for the years then ended:


=============================================================
NONCORE ACTIVITIES
(Dollars in millions)                2001         2000
-------------------------------------------------------------

NONCORE LIABILITIES:
Asbestos-related liabilities..   $   (996.3)  $ (1,105.9)
Asbestos-related insurance
  receivable..................        293.4        372.0
                                 ---------------------------
Asbestos-related liability,          (702.9)      (733.9)
   net .......................
Environmental remediation.....       (153.1)      (174.9)
Postretirement benefits.......       (169.1)      (189.1)
Retained obligations and other        (80.6)       (78.1)
                                 ---------------------------
NET NONCORE LIABILITY.........   $ (1,105.7)  $ (1,176.0)
=============================================================
CASH FLOWS:
Pre-tax income (loss) from
  noncore activities..........   $      3.0   $   (188.4)
Provision for
  asbestos-related
  litigation, net of
  insurance recovery..........         --          208.0
Other changes.................          0.5        (10.7)
Cash spending for:
  Asbestos-related
   litigation, net of
   insurance recovery.........        (30.8)      (196.2)
  Environmental remediation...        (28.9)       (47.2)
  Postretirement benefits.....        (22.3)       (23.0)
  Retained obligations and
   other......................         (9.1)       (24.5)
                              ---------------------------
NET CASH FLOW FROM NONCORE
   ACTIVITIES ................   $    (87.6)  $   (282.0)
=============================================================

As described under "Voluntary Bankruptcy Filing," the resolution of most of these noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. Grace cannot predict with any certainty how, and for what amounts, any of such estimates will be resolved. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded by Grace at December 31, 2001.

ASBESTOS-RELATED MATTERS

Grace is a defendant in lawsuits relating to previously sold asbestos-containing products. In 2001, Grace paid $30.8 million for the defense and disposition of asbestos-related property damage and bodily injury litigation, net of amounts received under settlements with insurance carriers, compared to net expenditures in 2000 of $196.2 million. At December 31, 2001, Grace's balance sheet reflects a gross liability of $996.3 million, ($702.9 million net of insurance). This liability represents management's estimate of the undiscounted net cash outflows in satisfaction of

Grace's current and expected asbestos-related claims, based on facts and circumstances existing prior to the Filing. Changes to the recorded amount of such liability will be based on Chapter 11 developments and management's assessment of the claim amounts that will ultimately be allowed by the Bankruptcy Court.

In the fourth quarter of 2000, Grace recorded a charge of $208.0 million (net of expected insurance recovery) to account for several adverse developments in its asbestos-related litigation, including: a significant increase in bodily injury claims; higher than expected costs to resolve certain property damage and bodily injury claims; and defense costs related to new class-action lawsuits alleging damages from a former attic insulation product not previously subject to property damage litigation. In addition, during 2000, five co-defendant companies in asbestos bodily injury litigation petitioned for bankruptcy court protection. These developments contributed to the risk that Grace would be subject to more claims than previously projected, with higher settlement demands. See Notes 1 and 3 to the Consolidated Financial Statements for further information concerning asbestos-related lawsuits and claims.

The Consolidated Balance Sheet at December 31, 2001 includes total amounts due from insurance carriers of $293.4 million pursuant to settlement agreements with insurance carriers. The recovery of amounts due from insurance carriers is dependent upon the timing, character and exposure periods of asbestos-related claims. Grace's Chapter 11 bankruptcy proceedings could also affect recovery timing and amounts.

Grace intends to address all of its pending and future asbestos-related claims as part of a plan of reorganization under Chapter 11. Grace will seek to have the Bankruptcy Court establish a process to assess and appropriately quantify the numerous property damage and bodily injury claims against it. Measurement of Grace's asbestos-related liabilities will be materially affected by Bankruptcy Court rulings, the outcome of litigation and negotiations among interested parties.

ENVIRONMENTAL MATTERS

Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations. Expenses of continuing operations related to the operation and maintenance of environmental facilities and the disposal of hazardous and nonhazardous wastes totaled $31.7 million in 2001, $26.4 million in 2000 and $31.1 million in 1999. Such costs are estimated to be between $32.0 and $37.0 million in each of 2002 and 2003. In addition, capital expenditures for continuing operations relating to environmental protection totaled $3.8 million in 2001, $4.0 million in 2000 and $5.7 million in 1999. Capital expenditures to comply with environmental initiatives in future years are estimated to be between $5.0 and $7.0 million in each of 2002 and 2003. Grace also has incurred costs to remediate environmentally impaired sites. These costs were $28.9 million in 2001, $47.2 million in 2000 and $25.0 million in 1999. These amounts have been charged against previously established reserves. At December 31, 2001, Grace's liability for environmental investigatory and remediation costs related to continuing and discontinued operations totaled $153.1 million, as compared to $174.9 million at December 31, 2000. Future pre-tax cash outlays for remediation costs are expected to average between $25.0 and $40.0 million over the next few years.

In addition, Grace is facing environmental lawsuits related to previously operated vermiculite mining and processing sites that could result in a material future charge to Grace's earnings, the amount of which is not currently determinable. The EPA reported that it had expended approximately $25.4 million in response costs in and around Libby, Montana (the site of a former Grace vermiculite mine) through June 2001. Grace expects that the EPA may incur significant additional response costs, as Libby is expected to be added to the EPA's National Priorities List of Superfund sites. The EPA is also evaluating environmental risks at several vermiculite processing sites throughout the U.S. which processed vermiculite from Libby, Montana, and has made claims against Grace to fund clean-up activities. Grace intends to review the EPA's actions and cost claims to determine whether they are justified and reasonable. These lawsuits are not subject to the automatic stay provided under Section 362 of the U.S. Bankruptcy Code.

PENSION BENEFITS

The decline in value of the U.S. and global equity markets, coupled with a decline in interest rates, primarily in the second half of 2001, created a shortfall between the accounting measurement of Grace's U.S. salaried qualified pension obligations and the market value of dedicated pension assets. This condition required a balance sheet adjustment in shareholders' equity (deficit) at December 31, 2001 of $124.4 million, and will increase Grace's pension expense by approximately $16 million in 2002. No funding is required in 2002, and no additional pension charge with respect to such obligations was required in 2001.

POSTRETIREMENT BENEFITS

Grace provides certain postretirement health care and life insurance benefits for retired employees, a large majority of which pertain to retirees of previously divested businesses. These plans are unfunded, and Grace pays the costs of benefits under these plans as they are incurred. Effective January 1, 2002, Grace's postretirement medical plan was amended to increase the contribution required to be paid by the retirees to a minimum of 40% of the calculated premium.

RETAINED OBLIGATIONS OF DIVESTED BUSINESSES

The principal retained obligations of divested businesses relate to contractual indemnification and to contingent liabilities not passed on to the new owner. At December 31, 2001, Grace had recorded $80.5 million to satisfy such obligations. Prior to Grace's Chapter 11 filing, $43.5 million of this total was expected to be paid over periods ranging from 2 to 10 years. The remainder represents estimates of probable cost to satisfy specific contingencies that were expected to be resolved over the next few years. However, most of these matters are now subject to the automatic stay of the Bankruptcy Court and will be resolved as part of Grace's Chapter 11 proceedings.

TAX MATTERS

The Internal Revenue Service ("IRS") is challenging the deductions taken by a number of companies throughout the United States related to interest on policy loans under corporate owned life insurance ("COLI") policies for years prior to January 1, 1999. In 2000 Grace paid $21.2 million of tax and interest related to this issue for tax years 1990-1992. Subsequent to 1992, Grace deducted approximately $163.2 million in interest attributable to COLI policy loans. Grace filed a claim for refund of the amount paid to date and will contest any future IRS assessments on the grounds that these insurance policies and related loans had, and continue to have, a valid business purpose, that the COLI policies have economic substance and that interest deductions claimed were in compliance with tax laws in effect at the time.

During the first quarter of 2001, a U.S. District Court ruling, American Electric Power, Inc. vs. United States, denied interest deductions of a taxpayer in a similar situation. American Electric Power, Inc. is currently appealing this ruling. However, in light of the ruling, Grace recorded an additional accrual in 2000 for tax exposure and related interest, and continues to accrue interest on estimated amounts that may be due. There are two additional COLI cases decided against the taxpayer currently on appeal. The taxpayer in Winn-Dixie Stores, Inc. v. Commisioner of Internal Revenue has petitioned for a rehearing in the United States Court of Appeals and is seeking appeal in the United States Supreme Court. CM Holdings, Inc. v. Internal Revenue Service is currently on appeal to the United States Court of Appeals. Finally, Dow Chemical Company has filed an action to recover income taxes and interest paid in connection with its COLI policies, and that case is currently pending in the United States District Court. Grace is monitoring these cases and will continue to reassess its legal posture as the cases evolve.

The IRS also has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1995 against CCHP, Inc. ("CCHP"), a Grace subsidiary that formerly operated a temporary staffing business for nurses and other healthcare personnel. The assessments, aggregating $21.8 million, were made in connection with a meal and incidental expense per diem plan for traveling healthcare personnel that was in effect through 1999. The IRS contends that certain per diem meals and incidental expenses and lodging benefits provided to traveling healthcare personnel to defray the expenses they incurred while traveling on business should have been treated as wages subject to employment taxes and federal income tax withholding. Grace contends that its per diem and expense allowance plans were in accordance with statutory and regulatory requirements, as well as other published guidance from the IRS, per diem and expense allowance plans. Grace expects that the IRS will make additional assessments for the 1996 through 1999 periods as well. The matter is currently pending in the U.S. Court of Claims.

Grace has received notification from a foreign taxing authority assessing tax deficiencies plus interest relating to the purchase and sale of foreign bonds in 1989 and 1990. This assessment, totaling $10.5 million, is related to the Bekaert Group, which Grace sold in 1991 but as to which Grace retained liability for tax deficiencies attributable to tax periods prior to the sale. The matter is currently before the foreign tax authorities, but no decision has been rendered.

As a result of Grace's Chapter 11 filing, certain tax matters related to open tax years, including COLI interest deductions, could become the direct obligations of predecessor companies that now own Grace's former healthcare and packaging businesses. One or both of these companies could be directly liable to tax authorities for Grace's tax deficiencies. Pursuant to agreements relating to each transaction, Grace may be required to indemnify both parties for taxes relating to periods prior to the closing of such transactions. Any indemnification obligation that arises as a result of these matters would be a pre-petition liability subject to the Chapter 11 proceedings.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

CASH FLOW

Grace's net cash flow from core operations before investing was $216.2 million in 2001 compared to $211.9 million in 2000. Acquisition investments aggregated $86.3 million in 2001 compared to $49.0 million in 2000. Total Grace capital expenditures for 2001 and 2000 were $62.9 million and $64.8 million, respectively, substantially all of which was directed toward its business segments and of a routine nature. In 1999, Grace made capital expenditures of $82.5 million. Grace's cash flow from core operations in 2002 is expected to be relatively stable and consistent with recent years. Grace expects to continue to invest excess cash flow and/or other available capital resources in its core business base. These investments are likely to be in the form of added plant capacity, product line extensions and geographic market expansions. Such investments may be subject to Bankruptcy Court approval and Chapter 11 creditor committee review. Grace projects that 2002 will be another challenging year with the first half continuing to be affected by the weak global economy, improving somewhat in the second half. Grace has taken steps to improve productivity and manage costs and, at this time, projects 2002 cash flow from core operations comparable to 2001.

The pre-tax cash outflow of noncore activities was $80.0 million in 2001 compared to an outflow of $270.1 million in 2000. The decreased cash outflow was primarily due to lower asbestos-related payments in 2001 as compared to 2000, resulting from the stay on payments for asbestos-related claims after the Filing Date. Expenditures for environmental remediation were lower in 2001 due partly to Grace's Chapter 11 proceedings and partly to the completion of remediation work on certain sites. Postretirement benefit payments, which are allowed to be paid under Grace's Chapter 11 proceedings, were consistent with the prior year. The payments for retained obligations of divested businesses and other contingencies were lower in 2001 due to the stay of litigation and to the one-time nature of these matters.

Cash flows used for investing activities in 2001 were $133.3 million, compared to cash used of $97.6 million in 2000, and cash provided of $89.4 million in 1999. Net cash outflows in 2001 were primarily impacted by businesses acquired in 2001 of $84.4 million and by capital expenditures as discussed below. Net cash outflows of 2000 consisted of $49.0 million in businesses acquired, capital expenditures and net investment in life insurance policies of $11.1 million. In 1999, the sale of Cross Country Staffing generated net cash of $184.6 million. Proceeds from disposals of assets in 2001 were also lower than 2000, with $7.6 million in 2001, $11.9 million in 2000 and $40.6 million in 1999. Included in the 1999 amount was the sale of the corporate aircraft for $20.4 million and the sale of certain real properties for a total of $17.1 million.

Net cash provided by financing activities in 2001 was $123.2 million as compared to $239.9 million provided in 2000. This principally represents borrowings under credit facilities of $93.6 million, net of repayments, to fund investments in acquired businesses, capital expenditures and noncore obligations. In 2000, $47.3 million used to purchase 4.8 million of the Company's shares as part of share repurchase programs, was partially offset by proceeds from the exercise of stock options of $5.8 million. Net cash used for financing activities of $80.9 million in 1999 primarily related to the purchase of treasury stock ($95.3 million) and the net financing activity of discontinued operations ($27.5 million), offset by borrowings under credit facilities, net of payments and the exercise of stock options, $18.7 and $26.6 million respectively.

LIFE INSURANCE

Grace is the beneficiary of life insurance policies on certain current and former employees with benefits in force of approximately $2,291.0 million and a net cash surrender value of $75.6 million at December 31, 2001. This net cash surrender value is comprised of $477.5 million in policy gross cash value offset by $401.9 million of policy loans. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flows (primarily tax-free) over an extended period. The Company intends to use policy cash flows, which are actuarially projected to range from $15 million to $45 million annually over the policy terms, to fund (partially or fully) noncore liabilities and to earmark gross policy cash value as a source of funding for noncore obligations.

DEBT AND OTHER CONTRACTUAL OBLIGATIONS

Total debt outstanding at December 31, 2001 was $532.3 million. As a result of the Filing, Grace is now in default on $501.3 million of such debt, which has been included in "Liabilities subject to compromise" as of December 31, 2001. The automatic stay provided under the Bankruptcy Code prevents the Company's lenders from taking any action to collect the principal amounts as well as related accrued interest. However, Grace will continue to accrue and report interest on such debt during the Chapter 11 proceedings (unless further developments lead management to conclude that it is probable that such interest will be compromised).

In addition, Grace's accounts receivable securitization program was terminated effective May 14, 2001. As a result of the Filing, outstanding balances of approximately $65.3 million were satisfied under the terms of the program through the use of pre-petition trade receivables collected during the period from the Filing Date to early May 2001. During the period from the Filing Date to the termination of the program, Grace compensated for the lack of access to trade receivables collections by borrowing under the DIP facility.

At December 31, 2001, Grace had gross financial assurances outstanding of $261.2 million, comprised of $149.2 million of gross surety bonds issued by various insurance companies and $112.0 million of standby letters of credit issued by various banks. Of the standby letters of credit, $29.4 million act as collateral for surety bonds, thereby reducing Grace's overall obligations under its financial assurances to a net amount of $231.8 million. These financial assurances were established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. Of the net amount of $231.8 million of financial assurances, approximately $10.1 million were issued by non-Debtor and $221.7 million were issued by the Debtors. Of the amounts issued by the Debtors, approximately $211.0 million were issued before the Filing Date, with the remaining $10.7 million being issued under the DIP facility subsequent to the Filing.

===============================================================
CONTRACTUAL OBLIGATIONS NOT SUBJECT TO COMPROMISE
---------------------------------------------------------------
                                Payments due by Period
                          -------------------------------------
                                  Less
                                  than      1-3
(Dollars in millions)     Total   1 Year   Years    Thereafter
------------------------- ------- -------- -------- ----------
Debt................      $   7.8 $   7.8  $  --    $  --
Operating leases....         62.3     7.8     26.1     28.4
                          ------- -------- -------- ----------
TOTAL CONTRACTUAL CASH
OBLIGATIONS.........      $  70.1 $  15.6  $  26.1  $  28.4
========================= ======= ======== ======== ===========

SOURCES OF LIQUIDITY

To meet its liquidity needs in 2002 and 2003, Grace entered into a debtor-in-possession loan facility (see "DIP facility" under Note 12 to Grace's Consolidated Financial Statements) in the aggregate amount of $250 million, under which Grace had no borrowings as of December 31, 2001. In addition, Grace had cash and cash equivalents of $181.3 million and cash value of life insurance
(net) of $75.6 million at December 31, 2001. Management believes that Grace's core operating cash flow together with the DIP facility and the existing liquid assets will be sufficient to meet the operating needs of Grace over the next year.

SHARE ACTIVITY

Grace employees currently receive salaries, incentive bonuses, other benefits, and stock options. Each stock option granted under the Company's stock incentive plan has an exercise price equal to the fair market value of the Company's common stock on the date of grant. In 2001, the Company granted a total of 1,339,846 options with an average exercise price of $2.53.

Poor stock price performance in the period leading up to and after the Filing have diminished the value of the option program to current and prospective employees, which caused Grace to change its long-term incentive compensation program into more of a cash-based program. Grace has also sought to address employee retention issues by providing added compensation to certain employees and increasing Grace's contribution to its savings and investment plan. For 2001, Grace's pre-tax income from core operations includes an expense of $10.0 million for the Chapter 11 related compensation charges.

In May 2000, the Company's Board of Directors approved a program to repurchase up to 12,000,000 of the Company's outstanding shares in the open market. Through December 31, 2000, the Company had acquired 1,753,600 shares of common stock for $12.2 million under this program (an average price per share of $6.98).

--------------------------------------------------------------------------------
INFLATION
--------------------------------------------------------------------------------

The financial statements are presented on a historical cost basis and do not fully reflect the impact of prior years' inflation. While the U.S. inflation rate has been modest for several years, the Company operates in international economies with both inflation and currency risks. The ability to pass on inflation costs is an uncertainty due to general economic conditions and competitive situations. The cost of replacing Grace's property and equipment today is estimated to be greater than its historical cost. Accordingly, depreciation expense would be greater if the expense were stated on a current cost basis.

--------------------------------------------------------------------------------
THE EURO
--------------------------------------------------------------------------------

As of January 1, 2001 twelve of the fifteen countries of the European Union had adopted one common currency, known as the Euro. Grace has operations in ten of the Euro countries and has complied with the legislation applicable to its introduction. The Euro conversion has not had and is not expected to have a material adverse impact on Grace's financial condition or results of operations.

--------------------------------------------------------------------------------
ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS"), No. 141 "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations." The provisions of SFAS No. 141: (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Grace adopted SFAS No. 141 in July 2001.

SFAS No. 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142: (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment, (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the 40 year limitation on the amortization period of intangible assets that have finite lives.

Grace will adopt the provisions of SFAS No. 142 in its first quarter ending March 31, 2002. Grace has identified its reporting units as catalyst products, silica products, specialty construction chemicals, specialty building materials and specialty sealants and coatings for purposes of measuring impairment under the provisions of SFAS No. 142. All amounts of goodwill, intangible assets, other assets, and liabilities have been appropriately classified and allocated to these reporting units. Amortization expense on goodwill for the year ended December 31, 2001 was $0.5 million. In connection with the adoption of SFAS No. 142, Grace is in the process of evaluating the useful lives of its existing intangible assets and anticipates that any changes in the useful lives will not have a material impact on the results of its operations.

SFAS No. 142 requires that goodwill and certain intangible assets be tested annually for impairment. An impairment test must be performed at the beginning of the period of adoption. Grace expects that its goodwill and other intangible assets will not be impaired.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Assets Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires the accrual of asset retirement obligations by increasing the initial carrying amount of the related long-lived asset, and systematically expensing such costs over the asset's useful life. The standard is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived
Assets to Be Disposed Of," and expands the scope of discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Grace does not expect SFAS No. 143 or 144 to have material effect on its financial statements.

Grace adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended) for 2001. SFAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities in the consolidated balance sheet with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. At December 31, 2001, the Company did not hold or issue any derivative financial instruments.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. In addition to the uncertainties referred to in Management's Discussion and Analysis of Results of Operations and Financial Condition, other uncertainties include the impact of worldwide economic conditions; pricing of both the Company's products and raw materials; customer outages and customer demand; factors resulting from fluctuations in interest rates and foreign currencies; the impact of competitive products and pricing; the continued success of Grace's process improvement initiatives; the impact of tax and legislation and other regulations in the jurisdictions in which the Company operates; and development in and the outcome of the Chapter 11 proceedings discussed above. Also, see "Introduction and Overview - Projections and Other Forward-Looking Information" in Item 1 of Grace's current Annual Report on Form 10-K.

                      W. R. GRACE & CO. AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             (Dollars in millions)

                               FOR THE YEAR 2001

========================================================================================================================
                                                                                Additions/(deductions)
                                                                ========================================================
                                                                                 Charged/
                                                                  Balance at    (credited)                   Balance
                                                                  beginning    to costs and     Other         at end
                         Description                              of period      expenses       net *       of period
--------------------------------------------------------------- -------------- ------------- ------------- ------------
VALUATION AND QUALIFYING ACCOUNTS DEDUCTED FROM ASSETS:
     Allowances for notes and accounts receivable...........    $    4.4       $      3.2    $    --       $     7.6
     Allowances for long-term receivables...................         0.8             (0.2)        --             0.6
     Valuation allowance for deferred tax assets............       179.1            (21.1)        --           158.0
RESERVES:
     Reserves for divested businesses.......................    $   78.1       $     --      $     2.4     $    80.5
=============================================================== ============== ============= ============= =============


                                                    FOR THE YEAR 2000

=============================================================== ========================================================
                                                                                Additions/(deductions)
                                                                ========================================================
                                                                                 Charged/
                                                                  Balance at    (credited)                   Balance
                                                                  beginning    to costs and     Other         at end
                         Description                              of period      expenses       net *       of period
--------------------------------------------------------------- -------------- ------------- ------------- ------------
VALUATION AND QUALIFYING ACCOUNTS DEDUCTED FROM ASSETS:
     Allowances for notes and accounts receivable...........    $    4.1       $      0.3    $    --       $     4.4
     Allowances for long-term receivables...................         0.8             --           --             0.8
     Valuation allowance for deferred tax assets............       153.2             16.4          9.5         179.1
RESERVES:
     Reserves for divested businesses.......................    $   99.1       $      6.2    $   (27.2)    $    78.1
=============================================================== ============== ============= ============= =============


                                                    FOR THE YEAR 1999

=============================================================== ========================================================

                                                                                Additions/(deductions)

                                                                ========================================================
                                                                                 Charged/
                                                                 Balance at     (credited)                   Balance
                                                                  beginning    to costs and     Other         at end
                         Description                              of period      expenses       net *       of period
--------------------------------------------------------------- -------------- ------------- ------------- ------------
VALUATION AND QUALIFYING ACCOUNTS DEDUCTED FROM ASSETS:
     Allowances for notes and accounts receivable...........    $    5.5       $     (1.4)   $    --       $     4.1
     Allowances for long-term receivables...................        17.1            (16.3)        --             0.8
     Valuation allowance for deferred tax assets............       154.7             (1.5)        --           153.2
RESERVES:
     Reserves for divested businesses.......................    $   76.4       $     59.8    $   (37.1)    $    99.1
=============================================================== ============== ============= ============= =============

* Consists of additions and deductions applicable to businesses acquired, disposals of businesses, bad debt write-offs, foreign currency translation, reclassifications (including the deconsolidation of amounts relating to discontinued operations), cash payments for previously established reserves for divested businesses and miscellaneous other adjustments.

                                                                      EXHIBIT 12

                      W. R. GRACE & CO. AND SUBSIDIARIES

             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS (a)

                     (Dollars in millions, except ratios)

                                  (Unaudited)

============================================================================================================================
                                                                             Years Ended December 31, (b)
                                                          ==================================================================

                                                             2001        2000 (c)       1999       1998 (d)      1997 (e)
--------------------------------------------------------- ------------- ------------ ------------ ------------ -------------
Net income (loss) from continuing operations.........     $      78.6   $     (89.7) $     130.2  $    (194.7) $     85.9
Add (deduct):
Provision for (benefit from) income taxes............            63.7          70.0         73.2        (28.5)       51.5
Minority interest in income (loss) of majority owned
subsidiaries.........................................             0.6          --           --           --          --
Equity in unremitted losses (earnings) of less than
50%-owned companies..................................            (4.0)         (0.5)        (0.2)        (1.2)       (1.0)
Interest expense and related financing costs, including
amortization of capitalized interest.................            39.5          30.6         18.8         37.5        89.6
Estimated amount of rental expense deemed to represent
the interest factor..................................             2.9           2.9          5.2          5.2         6.9
                                                          ------------- ------------ ------------ ------------ -------------

Income (loss) as adjusted............................     $     181.3   $      13.3  $     227.2  $    (181.7) $    232.9
                                                          ============= ============ ============ ============ =============

Combined fixed charges and preferred stock dividends:
Interest expense and related financing costs, including
capitalized interest.................................     $      37.6   $      29.1  $      17.0  $      37.4  $     94.4
Estimated amount of rental expense deemed to represent
the interest factor..................................             2.9           2.9          5.2          5.2         6.9
                                                          ------------- ------------ ------------ ------------ -------------

Fixed charges........................................            40.5          32.0         22.2         42.6       101.3
Preferred stock dividend requirements (a)............            --            --           --           --           --
                                                          ------------- ------------ ------------ ------------ -------------
Combined fixed charges and preferred stock dividends.     $      40.5   $      32.0  $      22.2  $      42.6  $    101.3
                                                           ============= ============ ============ ============ =============

Ratio of earnings to fixed charges...................             4.48        (f)           10.23       (f)           2.30
                                                          ============= ============ ============ ============ =============
Ratio of earnings to combined fixed charges and
preferred stock dividends............................             4.48        (f)           10.23       (f)            2.30
========================================================= ============= ============ ============ ============ =============

(a)    Grace's preferred stocks were retired in 1996.

(b)    Certain amounts have been restated to conform to the 2001 presentation.

(c) Includes a pre-tax provision of $208.0 million for asbestos-related liabilities and insurance coverage. The provision for income taxes includes a $75.0 million charge for tax and interest relating to tax deductibility of interest on corporate-owned life insurance policy loans.

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

(f) As a result of the losses incurred for the years ended December 31, 2000 and 1998, Grace was unable to fully cover the indicated fixed charges.