Form 10-Q
period 2002-03-31
W R GRACE & CO
filed 2002-05-15
CIK 1045309

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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



         Yes      X                                           No
              -----------                                         ----------

65,479,625 shares of Common Stock, $0.01 par value, were outstanding at April 30, 2002.

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

                    Consolidated Balance Sheet                                                          I - 4

                    Consolidated Statement of Shareholders' Equity (Deficit)                            I - 5

                    Consolidated Statement of Comprehensive Income (Loss)                               I - 5

                    Notes to Consolidated Financial Statements                                     I - 6 to I - 17

Item 2.             Management's Discussion and Analysis of Results of Operations and
                    Financial Condition                                                           I - 18 to I - 26

Item 3.             Quantitative and Qualitative Disclosures About Market Risk                         I - 27


PART II.   OTHER INFORMATION
--------

Item 1.             Legal Proceedings                                                                  II - 1

Item 6.             Exhibits and Reports on Form 8-K                                                   II - 1


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of
Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of March 31, 2002, and the related consolidated statements of operations, of cash flows and of comprehensive income (loss) for each of the three-month periods ended March 31, 2002 and March 31, 2001, and the consolidated statement of shareholder's equity (deficit) for the three-month period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, of cash flows, of shareholders' equity (deficit) and of comprehensive (loss) income for the year then ended (not presented herein). Our report, which was modified as to a matter raising substantial doubt about the Company's ability to continue as a going concern, was dated January 29, 2002. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Baltimore, Maryland
April 23, 2002

============================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                              THREE MONTHS ENDED
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)                                     MARCH 31,
============================================================================================================
Amounts in millions, except per share amounts                                  2002              2001
                                                                        ------------------------------------
Net sales........................................................        $    413.5        $    395.7
Other income.....................................................               6.3              18.9
                                                                        ------------------------------------
                                                                              419.8             414.6
                                                                        ------------------------------------


Cost of goods sold, exclusive of depreciation and amortization
  shown separately below.........................................             261.6             252.4
Selling, general and administrative expenses.....................              91.8              90.8
Research and development expenses ...............................              11.9              10.5
Depreciation and amortization ...................................              22.8              22.5
Interest expense and related financing costs ....................               4.8               9.0
                                                                        ------------------------------------
                                                                              392.9             385.2
                                                                        ------------------------------------

Income from continuing operations before Chapter 11 reorganization
  expenses and income taxes......................................              26.9              29.4
Chapter 11 reorganization expenses, net .........................              (4.4)             (2.9)
Provision for income taxes.......................................             (10.1)            (11.9)
                                                                        ------------------------------------

    NET INCOME ..................................................        $     12.4        $     14.6
============================================================================================================


BASIC EARNINGS PER COMMON SHARE                                          $     0.19        $     0.22

Average number of basic shares ..................................              65.4              65.3

DILUTED EARNINGS PER COMMON SHARE................................        $     0.19        $     0.22

Average number of diluted shares.................................              65.4              65.3
============================================================================================================


  The Notes to Consolidated Financial Statements are an integral part of these statements.

====================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                                     THREE MONTHS ENDED
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)                                                           MARCH 31,
====================================================================================================================================
Dollars in millions                                                                                 2002               2001
                                                                                             ---------------------------------------
OPERATING ACTIVITIES
Income before Chapter 11 reorganization expenses and income taxes........................    $       26.9       $         29.4
Reconciliation to cash provided by (used for) operating activities:
     Depreciation and amortization ......................................................            22.8                 22.5
     Interest accrued on pre-petition debt subject to compromise.........................             3.4                 --
     Gain on sales of investments........................................................            --                   (7.9)
     Loss (gain) on disposals of assets..................................................             0.2                 (2.8)
     Provision for environmental remediation.............................................             3.8                 --
     Net income from life insurance policies.............................................            (2.9)                (4.1)
     Changes in assets and liabilities, excluding effect of businesses acquired and foreign currency transaction:
         Increase in notes and accounts receivable, net..................................            (9.0)               (13.3)
         Decrease in subordinated interest of accounts receivable sold ..................            --                    1.3
         Increase in inventories ........................................................            (6.5)               (17.9)
         Decrease in accounts payable ...................................................           (14.3)               (21.4)
         Decrease in accrued liabilities ................................................           (10.2)               (29.1)
         Decrease (increase) in net pension assets ......................................             2.8                 (3.2)
         Expenditures for asbestos-related litigation ...................................            (1.5)              (103.1)
         Proceeds from asbestos-related insurance .......................................             1.0                 31.7
         Expenditures for environmental remediation .....................................            (3.8)                (8.4)
         Expenditures for postretirement benefits .......................................            (4.6)                (5.6)
         Expenditures for retained obligations of discounted operations .................            (1.0)                (5.2)
     Other ..............................................................................            12.5                (12.2)
                                                                                             ---------------------------------------
     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES BEFORE INCOME TAXES AND CHAPTER
       11 REORGANIZATION EXPENSES........................................................            19.6               (149.3)
Chapter 11 reorganization expenses paid, net ............................................            (2.9)                (2.9)
Income taxes paid, net of refunds .......................................................            (4.6)                (6.9)
                                                                                             ---------------------------------------
     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES ...............................            12.1               (159.1)
                                                                                             ---------------------------------------

INVESTING ACTIVITIES
Capital expenditures ....................................................................           (13.2)               (11.3)
Businesses acquired in purchase transactions, net of cash acquired ......................           (25.0)               (56.5)
Investments in life insurance policies...................................................           (12.6)               (12.9)
Proceeds from life insurance policies ...................................................             6.2                 10.6
Proceeds from sales of investments.......................................................            --                    7.9
Proceeds from disposals of assets .......................................................             0.6                  3.7
                                                                                             ---------------------------------------
     NET CASH USED FOR INVESTING ACTIVITIES .............................................           (44.0)               (58.5)
                                                                                             ---------------------------------------

FINANCING ACTIVITIES
Proceeds from loans secured by cash value of life insurance, net of repayments...........            (2.1)                46.6
Borrowings under non-debtor and pre-petition credit facilities, net of repayments........            (0.4)                99.7
Borrowings under debtor-in-possession facility...........................................            20.0                 --
Repayments of borrowings under debtor-in-possession facility.............................           (20.0)                --
                                                                                             ---------------------------------------
     NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES ...............................            (2.5)               146.3
                                                                                             ---------------------------------------
Effect of currency exchange rate changes on cash and cash equivalents ...................            (0.6)                (4.8)
                                                                                             ---------------------------------------
     DECREASE IN CASH AND CASH EQUIVALENTS ..............................................           (35.0)               (76.1)
Cash and cash equivalents, beginning of period ..........................................           181.3                191.9
                                                                                             ---------------------------------------
Cash and cash equivalents, end of period ................................................    $      146.3       $        115.8
====================================================================================================================================


  The Notes to Consolidated Financial Statements are an integral part of these statements.

============================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                        MARCH 31,      DECEMBER 31,
CONSOLIDATED BALANCE SHEET (UNAUDITED)                                                     2002              2001
============================================================================================================================
Amounts in millions, except par value and shares
ASSETS
CURRENT ASSETS
Cash and cash equivalents .........................................................    $       146.3     $        181.3
Notes and accounts receivable, net ................................................            309.0              302.1
Inventories .......................................................................            180.2              174.8
Deferred income taxes .............................................................             29.5               22.5
Asbestos-related insurance expected to be realized within one year ................              8.7                9.7
Other current assets...............................................................             53.0               57.7
                                                                                      --------------------------------------
     TOTAL CURRENT ASSETS .........................................................            726.7              748.1

Properties and equipment, net of accumulated depreciation and
     amortization of $1,002.7 (2001 - $995.3)......................................            596.5              589.0
Goodwill ..........................................................................             57.4               55.8
Cash value of life insurance policies, net of policy loans.........................             87.0               75.6
Deferred income taxes .............................................................            493.7              502.9
Asbestos-related insurance expected to be realized after one year..................            283.7              283.7
Other assets ......................................................................            457.2              461.9
                                                                                      --------------------------------------
     TOTAL ASSETS .................................................................    $     2,702.2     $      2,717.0
                                                                                      ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
Debt payable within one year ......................................................    $         6.8     $          7.8
Accounts payable ..................................................................             84.3               99.0
Income taxes payable ..............................................................             15.5               14.4
Other current liabilities .........................................................            119.9              127.9
                                                                                      --------------------------------------
     TOTAL CURRENT LIABILITIES ....................................................            226.5              249.1

Debt payable after one year........................................................             --                 --
Deferred income taxes .............................................................             21.2               20.8
Other liabilities .................................................................            276.0              275.2
                                                                                      --------------------------------------
     TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE...................................            523.7              545.1

LIABILITIES SUBJECT TO COMPROMISE - NOTE 2.........................................          2,315.3            2,313.6
                                                                                      --------------------------------------
     TOTAL LIABILITIES.............................................................          2,839.0            2,858.7
                                                                                      --------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock issued, par value $.01; 300,000,000 shares authorized;
     outstanding: 2002 - 65,479,000 shares (2001 - 65,399,600)                                   0.8                0.8
Paid in capital ...................................................................            433.1              433.0
Retained earnings (accumulated deficit)............................................           (125.4)            (137.8)
Treasury stock, at cost: 2002 - 11,500,800 shares (2001 - 11,500,800)..............           (137.0)            (137.0)
Accumulated other comprehensive loss ..............................................           (308.3)            (300.7)
                                                                                      --------------------------------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT) .........................................           (136.8)            (141.7)
                                                                                      --------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) .........................    $     2,702.2     $      2,717.0
============================================================================================================================


  The Notes to Consolidated Financial Statements are an integral part of these statements.

================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)  (UNAUDITED)
================================================================================================================================
                                                                                           Accumulated            TOTAL
                                          Common Stock                                        Other            SHAREHOLDERS'
                                              and          Accumulated        Treasury    Comprehensive           EQUITY
Dollars in millions                     Paid in Capital      Deficit            Stock         Loss               (DEFICIT)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001...........   $        433.8   $     (137.8)      $   (137.0)  $     (300.7)      $       (141.7)
Net income ..........................             --             12.4             --             --                   12.4
Stock plan activity .................              0.1           --               --             --                    0.1
Other comprehensive loss.............             --             --               --             (7.6)                (7.6)
                                        ----------------------------------------------------------------------------------------
   BALANCE, MARCH 31, 2002...........   $        433.9   $     (125.4)      $   (137.0)  $     (308.3)      $       (136.8)
================================================================================================================================


=================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)                                    THREE MONTHS ENDED
                                                                                                         MARCH 31,
==================================================================================================================================
Dollars in millions                                                                                2002              2001
                                                                                             ------------------ -----------------
NET INCOME.............................................................................      $       12.4           $  14.6
                                                                                             ------------------ -----------------

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments...............................................              (7.6)            (17.8)
Net unrealized loss on investment......................................................               --               (0.2)
                                                                                             ------------------ -----------------
   Total other comprehensive (loss)....................................................              (7.6)            (18.0)
                                                                                             ------------------ -----------------
COMPREHENSIVE INCOME (LOSS)............................................................      $        4.8           $  (3.4)
=================================================================================================================================





  The Notes to Consolidated Financial Statements are an integral part of these statements.

--------------------------------------------------------------------------------
W. R. GRACE & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES
--------------------------------------------------------------------------------

W. R. Grace & Co., through its subsidiaries, is engaged in specialty chemicals and specialty materials businesses on a worldwide basis. These businesses consist of catalysts and silica products ("Davison Chemicals") and construction chemicals, building materials and sealants and coatings ("Performance Chemicals").

W. R. Grace & Co. conducts substantially all of its business through a direct, wholly owned subsidiary, W. R. Grace & Co.-Conn. ("Grace-Conn."). Grace-Conn. owns substantially all of the assets, properties and rights of W. R. Grace & Co., either directly or through subsidiaries.

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

Consequence of Filing - As a consequence of the Filing, pending litigation against the Debtors is generally stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to realize its pre-petition claims except pursuant to an order of the Bankruptcy Court.

The Debtors intend to address all of their pending and future asbestos-related claims and all other pre-petition claims in a plan of reorganization. Such a plan of reorganization may include the establishment of a trust through which all pending and future asbestos-related claims would be channeled for resolution. However, it is currently impossible to predict with any degree of certainty the amount that would be required to be contributed to the trust, how the trust would be funded, how other pre-petition claims would be treated or what impact any reorganization plan may have on the shares of common stock of the Company. The interests of the Company's shareholders could be substantially diluted or cancelled under a plan of reorganization. The formulation and implementation of the plan of reorganization is expected to take a significant period of time.

Status of Chapter 11 Proceedings - Since the Filing, all motions necessary to conduct normal business activities have been approved by the Bankruptcy Court. In addition, the Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations in the ordinary course of business, including employee wages and benefits, customer programs, shipping charges and a limited amount of claims of essential trade creditors.

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

In November 2001, the Debtors' Chapter 11 Cases, as well as the Chapter 11 Cases of four unrelated companies with asbestos-related claims, were assigned to Judge Alfred M. Wolin, a senior federal judge who sits in Newark, New Jersey. An additional asbestos-related Chapter 11 case was assigned to Judge Wolin in March 2002. Judge Wolin will preside over the asbestos bodily injury matters affecting all six companies and, at his choosing, certain other asbestos-related lawsuits particular to Grace. Judge Judith Fitzgerald, a U.S. Bankruptcy judge from the Western District of Pennsylvania, sitting in Wilmington, Delaware, will preside over the Debtors' other bankruptcy matters.

At a hearing on April 22, 2002, the Bankruptcy Court entered an order establishing a bar date of March 31, 2003 for claims of general unsecured creditors, asbestos property damage claims and medical monitoring claims related to asbestos. The bar date does not apply to asbestos-related bodily injury claims or claims related to Zonolite(R) attic insulation, which will be addressed separately. In addition, a trial to determine whether the 1998 transaction involving Grace's former packaging business and Sealed Air Corporation constituted a fraudulent conveyance was set for September 30, 2002.

Impact on Debt Capital - All of the Debtors' pre-petition debt is now in default due to the Filing. The accompanying Consolidated Balance Sheet as of March 31, 2002 reflects the classification of the Debtors' pre-petition debt within "Liabilities subject to compromise."

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

Pursuant to SOP 90-7, Grace's pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of March 31, 2002, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments) as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation and other claims.) The recorded amounts of such liabilities generally reflect accounting measurements as of the Filing Date adjusted, as warranted, for changes in facts and circumstances and/or rulings under Grace's Chapter 11 proceedings subsequent to the Filing. (See Note 2 to the Consolidated Financial Statements for detail of the "Liabilities subject to compromise" as of March 31, 2002, and as of the Filing Date.) Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheet based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

BASIS OF PRESENTATION: The interim consolidated financial statements presented herein are unaudited and should be read in conjunction with the consolidated financial statements presented in the Company's 2001 Form 10-K. Such interim consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated.

The results of operations for the three month interim period ended March 31, 2002 are not necessarily indicative of the results of operations for the year ending December 31, 2002.

RECLASSIFICATIONS: Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 2002 presentation.

ADOPTION OF NEW ACCOUNTING STANDARDS: Grace adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), on January 1, 2002. In accordance with SFAS No. 142, Grace ceased the amortization of goodwill on January 1, 2002. The pro forma impact of applying the new non-amortization provisions of SFAS No. 142 in the first quarter of 2001 was $0.1 million, which had no impact on either basic or diluted earnings per share. SFAS No. 142 requires that goodwill and indefinite life intangible assets be tested for impairment on an annual basis. For purposes of measuring impairment under the provisions of SFAS No. 142, Grace has identified its reporting units as catalyst products, silica products, speciality construction chemicals, specialty building materials and specialty sealants and coatings. In connection with the adoption of SFAS No. 142, Grace is currently evaluating its goodwill and other intangible assets that have indefinite useful lives, and anticipates that this evaluation will not result in an impairment charge. This assessment will be completed by June 30, 2002.

In October 2001 issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," and expands the scope of discontinued operations. Grace adopted SFAS No. 144 on January 1, 2002. The adoption did not have a material effect on its financial statements.

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

o Depreciation and amortization periods for long-lived assets, including property and equipment and intangibles.

o Realization values of various assets such as receivables, inventories, goodwill, insurance and tax attributes.

The accuracy of these and other estimates may also be materially affected by the uncertainties arising under the Chapter 11 Cases.

--------------------------------------------------------------------------------
2.   CHAPTER 11 RELATED FINANCIAL INFORMATION
--------------------------------------------------------------------------------

As a result of the Filing, Grace's Consolidated Balance Sheet as of March 31, 2002 separately identifies the liabilities that are "subject to compromise" as a result of the Chapter 11 proceedings. In Grace's case, "Liabilities subject to compromise" represent pre-petition liabilities as determined under U.S. generally accepted accounting principles. Changes to the recorded amount of such liabilities will be based on developments in the Chapter 11 Cases and management's assessment of the claim amounts that will ultimately be allowed by the Bankruptcy Court. Changes to pre-petition liabilities subsequent to the Filing Date reflect: 1) cash payments under approved court orders; 2) the accrual of interest on pre-petition debt at the pre-petition contractual rate;
3) accruals for employee-related programs; and 4) changes in estimates related to pre-petition contingent liabilities and assets.

Components of Liabilities subject to compromise are as follows:

================================================================
                                     MARCH 31,     Filing Date
(Dollars in millions)                  2002
================================================================
Debt, pre-petition plus
  accrued interest.........     $      527.7      $      511.5
Accounts payable...........             32.2              43.0
Income taxes payable.......            218.3             210.1
Asbestos-related liability.            994.9           1,002.8
Other postretirement
  benefits.................            165.1             185.4
Environmental
  remediation.............             152.9             164.8
Retained obligations of
  divested businesses......             81.8              75.5
Pension related............             76.0              70.8
Other accrued liabilities..             66.4             102.1
                                --------------------------------
                                $    2,315.3      $    2,366.0
================================================================

Set forth below is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through March 31, 2002.

================================================================
                                                  Cumulative
(Dollars in millions)                            Since Filing
================================================================
Balance, Filing Date......................     $    2,366.0
Cash disbursements and/or reclassifications
  under Bankruptcy Court orders:
   Freight and distribution order.........             (5.7)
   Trade accounts payable order...........             (8.4)
Other court orders including employee wages
  and benefits, sales and use tax and
  customer programs.......................            (87.4)
Expense/(income) items:
   Interest on pre-petition debt..........             24.3
   Adjustments to employment-related
     accruals.............................             12.2
   Environmental accruals.................              9.6
   Interest on income tax contingencies...              9.7
Balance sheet reclassifications...........             (3.3)
                                               -----------------
Balance, end of period....................     $    2,317.0
================================================================
Pre-Filing Date liabilities allowable under
  court orders............................     $        1.7
Pre-Filing Date liabilities subject to
  compromise..............................     $    2,315.3
================================================================

Pre-Filing Date obligations allowable under current court orders and expected to be paid prior to an adopted plan of reorganization are classified as "Liabilities not subject to compromise." Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

The Debtors recorded Chapter 11 reorganization expenses for three months ended March 31, 2002 consisting of:

================================================================
                                                  THREE MONTHS
                                                 ENDED MARCH 31,
(Dollars in millions)                                 2002
================================================================
Legal and financial advisory fees..........    $       4.5
Interest income............................           (0.1)
                                               -----------------
Chapter 11 reorganization expenses, net....    $       4.4
================================================================


Pursuant to SOP 90-7, interest income earned on the Debtors' cash balances must be offset against reorganization expenses. Condensed financial information of the Debtors is presented below:

===============================================================
W. R. GRACE & CO. - CHAPTER 11 FILING             JANUARY 1,
ENTITIES                                           2002 TO
DEBTOR-IN-POSSESSION STATEMENT OF OPERATIONS       MARCH 31,
(Dollars in millions)                                2002
===============================================================
Net sales, including intercompany............   $    236.0
Other income.................................         14.0
                                                ---------------
                                                     250.0
                                                ---------------
Cost of goods, including intercompany,
   exclusive of depreciation and amortization
   shown separately below....................        150.5
Selling, general and administrative expenses.         63.9
Research and development expenses............         10.1
Depreciation and amortization ...............         15.1
Interest expense and related financing costs.          4.6
                                                ---------------
                                                     244.2
                                                ---------------
Income before Chapter 11 reorganization
   expenses, income taxes, and equity in net
   income of non-filing entities.............          5.8
Chapter 11 reorganization expenses, net .....         (4.4)
Provision for income taxes ..................         (4.1)
Equity in net income of non-filing entities .         15.1
                                                ---------------
   NET INCOME ...............................   $     12.4
===============================================================

===============================================================
W. R. GRACE & CO. - CHAPTER 11 FILING ENTITIES  JANUARY 1, 2002
DEBTOR-IN-POSSESSION CONDENSED STATEMENT OF            TO
CASH FLOWS                                         MARCH 31,
(Dollars in millions)                                2002
===============================================================
OPERATING ACTIVITIES
Net income...................................  $      12.4
Reconciliation to net cash provided by (used
   for) operating activities:
  Non-cash items, net........................         18.9
  Increase in accounts receivable due to
    termination of securitization program....          --
  Decrease in subordinated interest of
    accounts receivable sold.................          --
  Changes in other assets and liabilities,
    excluding the effect of businesses
    acquired.................................        (33.3)
                                               ----------------
  NET CASH USED FOR OPERATING ACTIVITIES....          (2.0)

  NET CASH USED FOR INVESTING ACTIVITIES.....        (15.6)

  NET CASH USED FOR FINANCING ACTIVITIES.....         (6.4)
                                               ----------------
  NET DECREASE IN CASH AND CASH EQUIVALENTS..        (24.0)

Cash and cash equivalents, beginning of period        38.0
                                               ----------------
Cash and cash equivalents, end of period.....  $      14.0
===============================================================

===============================================================
W. R. GRACE & CO. - CHAPTER 11 FILING
ENTITIES
DEBTOR-IN-POSSESSION BALANCE SHEET                 MARCH 31,
(Dollars in millions)                                2002
===============================================================
ASSETS
CURRENT ASSETS
Cash and cash equivalents ..................   $       14.0
Notes and accounts receivable, net .........          126.6
Receivables from non-filing entities, net ..           34.6
Inventories ................................           85.7
Other current assets........................           81.1
                                               ----------------
   TOTAL CURRENT ASSETS ....................          342.0

Properties and equipment, net...............          380.3
Cash value of life insurance policies,
   net of policy loans......................           87.0
Deferred income taxes ......................          493.4
Asbestos-related insurance expected to be
   realized after one year..................          283.7
Loans receivable from non-filing entities,
   net .....................................          385.0
Investment in non-filing entities ..........          170.4
Other assets ...............................          335.4
                                               ----------------
   TOTAL ASSETS ............................   $    2,477.2
===============================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
   (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
Current liabilities ........................   $       72.3
Debt payable within one year ...............            1.5
Other liabilities ..........................          224.9
                                               ----------------
   TOTAL LIABILITIES NOT SUBJECT TO
   COMPROMISE...............................          298.7

LIABILITIES SUBJECT TO COMPROMISE ..........        2,315.3
                                               ----------------
   TOTAL LIABILITIES........................        2,614.0

   SHAREHOLDERS' EQUITY (DEFICIT) ..........         (136.8)
                                               ----------------
   TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY (DEFICIT) ......................   $    2,477.2
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

As of the Filing Date, Grace was a defendant in 65,656 asbestos-related lawsuits, 16 involving claims for property damage (one of which has since been dismissed), and the remainder involving 129,191 claims for bodily injury. Due to the Filing, holders of asbestos-related claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. Additional asbestos-related claims are expected to be filed as part of the Chapter 11 claims process. Separate creditors' committees representing the interests of property damage and bodily injury claimants have been appointed in the Chapter 11 Cases. Grace's obligations with respect to present and future claims will be determined through proceedings in the Bankruptcy Court and through negotiations with each of the official committees appointed in the Chapter 11 Cases and a legal representative of future asbestos claimants, which is expected to provide the basis for a plan of reorganization.

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

Through March 31, 2002, out of 379 asbestos property damage cases filed, 141 were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in seven cases for a total of $60.3 million; 207 property damage cases were settled for a total of $696.8 million; and 15 cases remain outstanding. Grace may receive additional asbestos property damage claims as part of its Chapter 11 proceeding.

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


ASBESTOS-RELATED LIABILITY

Since litigation is stayed by the Chapter 11 Cases, ongoing costs are generally limited to claims administration costs and to defense costs incurred in connection with litigation permitted by the Bankruptcy Court. Any other adjustments to the recorded liability will be based on developments in the Chapter 11 Cases. For periods prior to and as of the Filing Date, Grace's estimated property damage and bodily injury liabilities were based on its experience with, and recent trends in, asbestos litigation. Its recorded liabilities covered indemnity and defense costs for pending property damage cases and for pending and projected future bodily injury claims. No change has been made to the pre-filing asbestos-related liability except to record the payment of normal post-filing administrative costs primarily related to claims processing. However, due to the Filing and the uncertainties of asbestos-related litigation, actual amounts could differ materially from the recorded liability. The total asbestos-related liability balances as of March 31, 2002 and December 31, 2001 were $994.9 million and $996.3 million, respectively. As of March 31, 2002, the asbestos-related liability was included in "Liabilities subject to compromise."

ASBESTOS INSURANCE

Grace previously purchased insurance policies that cover a portion of its asbestos-related lawsuits and claims. Insurance coverage for asbestos-related liabilities has not been commercially available since 1985. Grace has settled with and has been paid by all of its primary insurance carriers with respect to both property damage and bodily injury cases and claims. Grace has also settled with its excess insurance carriers that wrote policies available for property damage cases; those settlements involve amounts paid and to be paid to Grace. Grace believes that certain of these settlements may cover attic insulation claims as well as other property damage claims. In addition, Grace believes that additional coverage for attic insulation claims may exist under excess insurance policies not subject to settlement agreements. Grace has settled with excess insurance carriers that wrote policies available for bodily injury claims in layers of insurance that Grace believes may be reached based on its current estimates.

The asbestos-related insurance asset represents amounts expected to be received from carriers under settlement agreements for defense and disposition costs to be paid by Grace. Estimated insurance reimbursements are based on the recorded amount of the liability and are considered to be collectible.

===============================================================
ESTIMATED INSURANCE RECOVERY ON ASBESTOS-RELATED LIABILITIES
(Dollars in millions)
===============================================================
INSURANCE RECEIVABLE
Asbestos-related insurance receivable,
  beginning of year........................      $     293.4
Proceeds received under asbestos-related
  insurance settlements ...................            (1.0)
---------------------------------------------------------------
   Asbestos-related insurance receivable, end
     of quarter............................           292.4
---------------------------------------------------------------
Total amounts due from insurance carriers .           292.4
Expected to be realized within one year ...            (8.7)
---------------------------------------------------------------
Expected to be realized after one year ....      $    283.7
===============================================================

--------------------------------------------------------------------------------
4.   ACQUISITIONS
--------------------------------------------------------------------------------
In January 2002, Grace, through its Swedish subsidiary, acquired the catalyst manufacturing assets of Borealis A/S. In March 2002, Grace acquired the business and assets of Addiment, Incorporated, a leading supplier of specialty chemicals to the concrete paver and masonry industries in the U.S. and Canada.

Proforma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.

--------------------------------------------------------------------------------
5.   OTHER INCOME
--------------------------------------------------------------------------------
Components of other income are as follows:

===============================================================
  OTHER INCOME                             THREE MONTHS ENDED
 (Dollars in millions)                          MARCH 31,
===============================================================
                                             2002       2001
                                         ----------------------
Investment income....................     $  2.9       $ 4.1
Gain on sale of investments..........        --          7.9
Net (losses) gains on dispositions of
 assets..............................       (0.2)        2.8
Tolling revenue......................        0.5         0.6
Interest income......................        0.8         1.8
Equity in net losses of affiliates...       (1.0)       (0.4)
Other miscellaneous income ..........        3.3         2.1
---------------------------------------------------------------
Total other income...................     $  6.3       $18.9
===============================================================

--------------------------------------------------------------------------------
6.   OTHER BALANCE SHEET ACCOUNTS
--------------------------------------------------------------------------------

================================================================
                                         MARCH 31,   December 31,
(Dollars in millions)                      2002         2001
----------------------------------------------------------------
NOTES AND ACCOUNTS RECEIVABLE, NET
Trade receivables, less allowances of
  $4.6 (2001 - $5.7)...............      $   286.1   $   276.4
Other receivables, less allowances of
  $1.7 (2001 - $1.9)...............           22.9        25.7
                                         ----------- -----------
                                         $   309.0   $   302.1
================================================================
INVENTORIES
Raw materials ......................     $    42.1   $    39.2
In process .........................          33.4        27.6
Finished products ..................         105.3       108.1
General merchandise ................          25.5        25.8
Less:  Adjustment of certain
  inventories to a last-in/first-out
  (LIFO) basis .....................         (26.1)      (25.9)
                                         ----------- -----------
                                         $   180.2   $   174.8
================================================================
OTHER ASSETS
Deferred pension costs.............      $   323.2   $   326.1
Deferred charges ..................           42.6        44.9
Long-term receivables, less
  allowances of $0.6 (2001 - $0.6).            2.8         2.8
Investments in unconsolidated
  affiliates.......................            2.5         3.0
Patents, licenses and other
  intangible assets, net ..........           86.1        85.1
                                         ----------- -----------
                                         $   457.2   $   461.9
================================================================
OTHER CURRENT LIABILITIES
Accrued compensation ..............      $    33.2   $    39.4
Accrued interest ..................            4.8         4.8
Deferred tax liability ............            0.9         0.8
Customer volume rebates ...........           10.5        19.2
Accrued commissions ...............            4.7         6.1
Accrued reorganization fees .......            7.7         6.4
Other accrued liabilities .........           58.1        51.2
                                         ----------- -----------
                                         $   119.9   $   127.9
================================================================
OTHER LIABILITIES
Pension related ...................       $  266.8   $   266.5
Other accrued liabilities .........            9.2         8.7
                                         ----------- -----------
                                         $   276.0   $   275.2
================================================================

--------------------------------------------------------------------------------
7.   LIFE INSURANCE
--------------------------------------------------------------------------------

Grace is the beneficiary of life insurance policies on certain current and former employees with benefits in force of approximately $2,288.5 million and a net cash surrender value of $87.0 million at March 31, 2002. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years. The following table summarizes activity in these policies for each of the three months ended March 31, 2002 and 2001, and components of the net cash value of such policies at March 31, 2002 and December 31, 2001:

============================================================
LIFE INSURANCE -
ACTIVITY SUMMARY                       THREE MONTHS ENDED
(Dollars in millions)                       MARCH 31,
============================================================
                                    2002           2001
                               -------------- --------------

Earnings on policy assets.     $      11.6    $       11.9
Interest on policy loans..            (8.7)           (7.8)
Premiums..................            --              --
Proceeds from policy loans            --             (48.7)
Policy loan repayments....             2.1             2.1
Net investing activity....             6.4             2.3
                               -----------------------------
  Change in net cash value     $      11.4    $      (40.2)
============================================================
Tax-free proceeds received     $       6.2    $       10.6
============================================================
COMPONENTS OF                    MARCH 31,    December 31,
 NET CASH VALUE                    2002           2001
============================================================
Gross cash value...........    $     482.9    $      477.5
Principal - policy loans...         (375.5)         (377.6)
Accrued interest - policy
  loans....................          (20.4)          (24.3)
                               -----------------------------
   Net cash value..........    $      87.0    $       75.6
============================================================
Insurance benefits in force    $   2,288.5    $    2,291.0
============================================================

Grace's financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

--------------------------------------------------------------------------------
8.   DEBT
--------------------------------------------------------------------------------

On March 31, 2002, and December 31, 2001, Grace's debt was as follows:

==============================================================
COMPONENTS OF DEBT                  MARCH 31,      December 31,
(Dollars in millions)                 2002            2001
==============================================================

DEBT PAYABLE WITHIN ONE YEAR
Bank borrowings............     $      --     $      --
Other short-term borrowings             6.8           7.8
                                ------------------------------
                                $       6.8   $       7.8
                                ==============================

DEBT PAYABLE AFTER ONE YEAR
DIP facility ..............     $      --            --
Other long-term borrowings      $      --            --
                                ------------------------------
                                $      --     $      --
                                ==============================

DEBT SUBJECT TO COMPROMISE
Bank borrowings ...........     $     500.0   $     500.0
Other borrowings ..........             1.1           1.3
Accrued interest ..........            26.6          23.2
                                ------------------------------
                                $     527.7   $     524.5
                                ------------------------------
Full-year weighed average
  interest rates on total
  debt ....................             2.7%         5.8%
==============================================================

In April 2001, the Debtors entered into a debtor-in-possession post-petition loan and security agreement with Bank of America, N.A. (the "DIP facility") in the aggregate amount of $250 million. The DIP facility has a term of two years, is secured by a priority lien on substantially all assets of the Debtors, and bears interest based on the London Inter-Bank Offered Rate (LIBOR) plus 2.00 to
2.25 percentage points. As of March 31, 2002 Grace had no outstanding borrowings under the DIP facility. However, $11.7 million of standby letters of credit were issued under the facility as of March 31, 2002. The letters of credit, which reduce available funds under the facility, were issued mainly for trade-related matters such as performance bonds, as well as certain insurance and environmental matters.

--------------------------------------------------------------------------------
9.   SHAREHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

The Company is authorized to issue 300,000,000 shares of common stock. Of the common stock unissued on March 31, 2002, approximately 12,634,096 shares were reserved for issuance pursuant to stock option and other stock incentive plans. In the first three months of 2002, the Company did not grant any stock options. For the year ended December 31, 2001, the Company granted a total of 1,339,846 options with an average exercise price of $2.53.

In May 2000, the Company's Board of Directors approved a program to repurchase up to 12,000,000 of the Company's outstanding shares in the open market. The Company made no purchases during the first three months of 2002.

For additional information, see Notes 16 and 18 to the Consolidated Financial Statements in the 2001 Form 10-K.

--------------------------------------------------------------------------------
10.  EARNINGS PER SHARE
--------------------------------------------------------------------------------

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

==============================================================
EARNINGS PER SHARE
(Amounts in millions, except per         THREE MONTHS ENDED
share amounts)                                MARCH 31,
==============================================================
                                       2002          2001
                                   ---------------------------
NUMERATORS
  Net income ....................  $   12.4      $    14.6
                                   ===========================
DENOMINATORS
  Weighted average common shares
  - basic calculation ...........      65.4           65.3

  Effect of dilutive securities:
  Employee compensation-related
    shares.......................       --             --
                                   ---------------------------

  Weighted average common shares
  diluted calculation............      65.4           65.3
                                   ===========================

BASIC EARNINGS PER SHARE           $    0.19     $     0.22
                                   ===========================
DILUTED EARNINGS PER SHARE         $    0.19     $     0.22
==============================================================

--------------------------------------------------------------------------------
11.  COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

The tables below present the pre-tax, tax and after-tax components of Grace's other comprehensive loss for the three months ended March 31, 2002 and 2001:

=============================================================
THREE MONTHS ENDED                                   After-
MARCH 31, 2002               Pre-tax       Tax        Tax
(Dollars in millions)        Amount      Benefit     Amount
=============================================================
Foreign currency
  translation adjustments.   $  (7.6)      --         $(7.6)
                            ---------------------------------
Other comprehensive loss..   $  (7.6)   $  --         $(7.6)
=============================================================

=============================================================
Three Months Ended                                  After-
March 31, 2001               Pre-tax      Tax        Tax
(Dollars in millions)        Amount     Benefit     Amount
=============================================================
Unrealized losses on
  security................    $ (0.2)    $  0.1      $ (0.1)
Reclassification
  adjustment for gains
  realized in net income..      (0.2)       0.1        (0.1)
                            ---------------------------------
Net unrealized loss.......      (0.4)       0.2        (0.2)
Foreign currency
  translation adjustments.     (17.8)      --         (17.8)
                            ---------------------------------
Other comprehensive loss..   $ (18.2)    $  0.2     $ (18.0)
=============================================================

The table below presents the components of Grace's accumulated other comprehensive loss at March 31, 2002 and December 31, 2001:

=============================================================
COMPONENTS OF ACCUMULATED
OTHER COMPREHENSIVE LOSS          MARCH 31,    December 31,
(Dollars in millions)               2002           2001
=============================================================

Foreign currency translation
  adjustments .............        $(172.3)     $(164.7)
Minimum pension liability
  adjustments .............         (136.0)      (136.0)
                                 ----------------------------
Total accumulated other
  comprehensive loss.......        $(308.3)     $(300.7)
=============================================================

--------------------------------------------------------------------------------
12.  COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

ASBESTOS-RELATED LITIGATION - SEE NOTE 3

ENVIRONMENTAL REMEDIATION

General Matters and Discussion

Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace accrues for anticipated costs associated with investigatory and remediation efforts where an assessment has indicated that a probable liability has been incurred and the amount of loss can be reasonably estimated. These accruals do not take into account any discounting for the time value of money. At March 31, 2002, Grace's liability for environmental investigatory and remediation costs related to continuing and discontinued operations totaled $152.9 million, as compared to $153.1 million at December 31, 2001. Grace made cash payments in the first three months of 2002 and 2001 of $3.8 million and $8.4 million, respectively, to remediate environmentally impaired sites. These amounts have been charged against previously established reserves. In the first quarter of 2002, Grace recorded a pre-tax charge of $3.8 million, primarily for remediation and defense costs at previously operated vermiculite mining and processing sites. The environmental risks related to Grace's former vermiculite mining and processing activities could result in material future charges to Grace's earnings, the amounts of which are not currently determinable. (See discussion under "Vermiculite Related Matters" below.)

Grace's environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. These liabilities are evaluated based on currently available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, existing technology, prior experience in contaminated site remediation and the apportionment of costs among potentially responsible parties. Grace expects that the funding of environmental remediation activities will be affected by the Chapter 11 proceedings, but cannot predict at this time if such proceedings will have a favorable or adverse effect; any such effect could be material. Grace's environmental liabilities are included in "Liabilities subject to compromise" as of March 31, 2002.

Vermiculite Related Matters

In November 1999, the U.S. Environmental Protection Agency ("EPA") began an investigation into alleged excessive levels of asbestos-related disease related to Grace's former vermiculite mining activities in the Libby, Montana area. On March 30, 2001, the EPA filed a lawsuit in U.S. District Court for the District of Montana, Missoula Division (United States v. W. R. Grace & Company et al.) under the Comprehensive Environmental Response, Compensation and Liability Act for the recovery of costs allegedly incurred by the United States in response to the release or threatened release of asbestos in the Libby, Montana area relating to such former mining activities. These costs include cleaning and/or demolition of contaminated buildings, the evacuation and removal of contaminated soil, health screening of Libby residents and former mine workers, and investigation and monitoring costs. In this action, the United States is also seeking a declaration of Grace's liability that would be binding in future actions to recover further response costs. The EPA has reported that it has spent approximately $25.4 million in response costs in and around Libby through June 2001. As Libby is expected to be added to EPA's National Priorities List of Superfund sites, Grace expects that the EPA may incur significant additional response costs, but is unable to estimate the amount at this time. Grace intends to review the EPA's actions and cost claims to determine whether they are justified and reasonable. This lawsuit is not subject to the automatic stay provided under the U.S. Bankruptcy Code and is expected to be tried during the first quarter of 2003. However, recovery of any response costs would be subject to the Chapter 11 proceedings.

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


TAX MATTERS

The Internal Revenue Service (IRS) is challenging deductions of interest on loans secured by corporate owned life insurance (COLI) policies for years prior to January 1, 1999. In 2000, Grace paid $21.2 million of tax and interest related to this issue for tax years 1990 through 1992. Subsequent to 1992, Grace deducted approximately $163.2 million in interest attributable to COLI policy loans. Grace filed a claim for refund of the amount paid to date and will contest any future IRS assessments on the grounds that these insurance policies and related loans had, and continue to have a valid business purpose, that the COLI policies have economic substance and that interest deductions claimed were in compliance with tax laws in effect at the time. Grace has accrued for potential tax and interest liability related to the likely challenge of this tax position and continues to accrue interest as part of the quarterly tax provision

The IRS also has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1995 against a Grace subsidiary that formerly operated a temporary staffing business for nurses and other healthcare personnel. The assessments, aggregating $21.8 million, were made in connection with a meal and incidental expense per diem plan for travelling healthcare personnel, which was in effect through 1999. The IRS contends that certain per diem reimbursements should have been treated as wages subject to employment taxes and federal income tax withholding. Grace contends that its per diem and expense allowance plans were in accordance with statutory and regulatory requirements, as well as other published guidance from the IRS. Grace expects that the IRS will make additional assessments for the 1996 through 1999 periods. The matter is currently pending in the U.S. Court of Claims.

Grace has received notification from a foreign taxing authority assessing tax deficiencies plus interest relating to the purchase and sale of foreign bonds in 1989 and 1990. This assessment, totaling $10.5 million, is related to the Bekaert Group, which Grace sold in 1991 but as to which Grace retained liability for tax deficiencies attributable to tax periods prior to the sale. The matter is currently before the foreign authorities, but no decision has been rendered.

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

FRAUDULENT TRANSFERS

The Company and one of its subsidiaries have been named in purported class action suits alleging that the 1996 reorganization involving a predecessor of Grace and Fresenius A.G. and the 1998 reorganization involving a predecessor of Grace and Sealed Air Corporation were fraudulent transfers. The suits are alleged to have been brought on behalf of all individuals who then had lawsuits on file asserting personal injury or wrongful death claims against any of the defendants. The other defendants in the suits have all asserted claims against Grace for indemnification. Grace believes that the suits are without merit. These lawsuits have been stayed as a result of Grace's Chapter 11 filing. However, fraudulent transfer claims related to the Sealed Air transaction are expected to be heard by the Bankruptcy Court commencing on September 30, 2002.

PURCHASE COMMITMENTS

From time to time, Grace engages in purchase commitments in its various business activities, all of which are expected to be fulfilled with no material adverse consequences to the Company's operations or financial condition.

FINANCIAL ASSURANCES

At March 31, 2002, Grace had gross financial assurances issued and outstanding of $247.3 million, comprised of $135.2 million of gross surety bonds issued by various insurance companies and $112.1 million of standby letters of credit issued by various banks. Of the standby letters of credit, $29.4 million act as collateral for surety bonds, thereby reducing Grace's overall obligations under its financial assurances to a net $217.9 million. These financial assurances were established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. Of the net amount of $217.9 million of financial assurances, approximately $9.4 million were issued by non-Debtor entities and $222.5 million were issued by the Debtors. Of the amounts issued by the Debtors, approximately $196.8 million were issued before the Filing Date, with the remaining $11.7 million being issued under the DIP facility subsequent to the Filing.

ACCOUNTING FOR CONTINGENCIES

Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. generally accepted accounting principles. As a result of the Filing, claims related to the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "Liabilities subject to compromise" on the accompanying Consolidated Balance Sheet as of March 31, 2002. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded by Grace at March 31, 2002.

--------------------------------------------------------------------------------
13.  BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

The table below presents information related to Grace's business segments for each of the three months ended March 31, 2002 and 2001. Only those corporate expenses directly related to the segment are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such. Pre-tax operating income for Davison Chemicals includes Grace's equity income in Advanced Refining Technologies LLC ("ART"), a hydroprocessing joint venture between Grace and Chevron Products Company, a unit of ChevronTexaco, Inc. For further information concerning ART, refer to Note 6 to the Consolidated Financial Statements in the 2001 Form 10-K.

=============================================================
BUSINESS SEGMENT DATA                    THREE MONTHS ENDED
(Dollars in millions)                        MARCH 31,
=============================================================
                                      2002          2001
                                  ---------------------------
NET SALES
Davison Chemicals............     $   215.4      $   198.4
Performance Chemicals........         198.1          197.3
                                  ---------------------------
TOTAL........................     $   413.5      $   395.7
PRE-TAX OPERATING INCOME
Davison Chemicals............     $    26.9      $    24.3
Performance Chemicals........          19.6           17.8
                                  ---------------------------
TOTAL........................      $   46.5      $    42.1
=============================================================

The table below presents information related to the geographic areas in which Grace operated for each of the three months ended March 31, 2002 and 2001.

=============================================================
GEOGRAPHIC AREA DATA                    THREE MONTHS ENDED
(Dollars in millions)                        MARCH 31,
=============================================================
                                      2002          2001
                                  ---------------------------
NET SALES
  United States..............     $   192.1      $   199.0
  Canada and Puerto Rico.....          12.1            8.5
  Europe.....................         123.8          107.6
  Asia Pacific...............          60.0           54.1
  Latin America..............          25.5           26.5
                                  ---------------------------
TOTAL........................      $  413.5       $  395.7
=============================================================

The pre-tax operating income for Grace's business segments for each of the three months ended March 31, 2002 and 2001 is reconciled below to income before Chapter 11 reorganization expenses and income taxes presented in the accompanying Consolidated Statement of Operations.

==============================================================
RECONCILIATION OF BUSINESS
SEGMENT DATA TO FINANCIAL
STATEMENTS                                THREE MONTHS ENDED
(Dollars in millions)                          MARCH 31,
==============================================================
                                       2002          2001
                                   ---------------------------
Pre-tax operating income -
  business segments...........     $    46.5      $   42.1
Interest expense and related
  financing costs.............          (4.8)         (9.0)
Interest income...............           0.8           1.8
Corporate operating costs.....         (12.7)        (13.1)
Other, net....................          (2.9)          7.6
                                   ---------------------------
Income before Chapter 11
  reorganization expenses and
  income taxes................     $    26.9      $   29.4
==============================================================

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

--------------------------------------------------------------------------------
VOLUNTARY BANKRUPTCY FILING
--------------------------------------------------------------------------------

In response to a sharply increasing number of asbestos-related bodily injury claims, on April 2, 2001 (the "Filing Date"), the Company and 61 of its United States subsidiaries and affiliates, including W. R. Grace & Co.-Conn. (collectively, the "Debtors"), filed voluntary petitions for reorganization (the "Filing") under Chapter 11 of the United States Bankruptcy Code ("Chapter 11" or the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The cases were consolidated and are being jointly administered under case number 01-01139 (the "Chapter 11 Cases"). Grace's non-U.S. subsidiaries and certain of its U.S. subsidiaries were not included in the Filing.

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

Consequence of Filing - As a consequence of the Filing, pending litigation against the Debtors is generally stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to realize its pre-petition claims except pursuant to an order of the Bankruptcy Court.

The Debtors intend to address all of their pending and future asbestos-related claims and all other pre-petition claims in a plan of reorganization. Such a plan of reorganization may include the establishment of a trust, through which all pending and future asbestos-related claims would be channeled for resolution. However, it is currently impossible to predict with any degree of certainty the amount that would be required to be contributed to the trust, how the trust would be funded, how other pre-petition claims would be treated or what impact any reorganization plan may have on the shares of common stock of the Company. The interests of the Company's shareholders could be substantially diluted or cancelled under a plan of reorganization. The formulation and implementation of the plan of reorganization is expected to take a significant period of time.

Status of Chapter 11 Proceedings - Since the Filing, all motions necessary to conduct normal business activities have been approved by the Bankruptcy Court. In addition, the Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations in the ordinary course of business, including employee wages and benefits, customer programs, shipping charges and a limited amount of claims of essential trade creditors.

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

In November 2001, the Debtors' Chapter 11 Cases, as well as the Chapter 11 Cases of four unrelated companies with asbestos-related claims, were assigned to Judge Alfred M. Wolin, a senior federal judge who sits in Newark, New Jersey. An additional asbestos-related Chapter 11 case was assigned to Judge Wolin in March 2002. Judge Wolin will preside over the asbestos bodily injury matters affecting all six companies and, at his choosing, certain other asbestos-related lawsuits particular to Grace. Judge Judith Fitzgerald, a U.S. Bankruptcy judge from the Western District of Pennsylvania, sitting in Wilmington, Delaware, will preside over the Debtors' other bankruptcy matters.

At a hearing on April 22, 2002 the Bankruptcy Court entered an order establishing a bar date of March 31, 2003 for claims of general unsecured creditors, asbestos property damage claims and medical monitoring claims related to asbestos. The bar date does not apply to asbestos-related bodily injury claims or claims related to Zonolite(R) attic insulation, which will be addressed separately. In addition, a trial to determine whether the 1998 transaction involving Grace's former packaging business and Sealed Air Corporation constituted a fraudulent conveyance was set for September 30, 2002.

Impact on Debt Capital - All of the Debtors' pre-petition debt is now in default due to the Filing. The accompanying Consolidated Balance Sheet as of March 31, 2002 reflects the classification of the Debtors' pre-petition debt within "Liabilities subject to compromise."

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

Pursuant to SOP 90-7, Grace's pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of March 31, 2002, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments) as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation and other claims.) The recorded amounts of such liabilities generally reflect accounting measurements as of the Filing Date adjusted, as warranted, for changes in facts and circumstances and/or rulings under Grace's Chapter 11 proceedings subsequent to the Filing. (See Note 2 to the Consolidated Financial Statements for detail of the "Liabilities subject to compromise" as of March 31, 2002 and as of the Filing Date.) Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheet based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. During the period ended March 31, 2002, the Debtors recorded Chapter 11 reorganization expenses of $4.4 million. See Note 1 to the consolidated Financial Statements for further information concerning the Chapter 11 filing.

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

o Depreciation and amortization periods for long-lived assets, including property and equipment and intangibles.

o Realization values of various assets such as receivables, inventories, goodwill, insurance and tax attributes.

The accuracy of these and other estimates may also be materially affected by the uncertainties arising under the Chapter 11 Cases.

CONTINUING OPERATIONS

Set forth below is a chart that lists key operating statistics and percentage changes for the three months ended March 31, 2002 and 2001, which should be referenced when reading management's discussion and analysis of the results of continuing operations. The chart below, as well as the financial information presented throughout this discussion, divides Grace's financial results between "core operations" and "noncore activities." Core operations comprise the financial results of Davison Chemicals, Performance Chemicals and the costs of corporate activities that directly or indirectly support business operations. In contrast, noncore activities comprise all other events and transactions not directly related to the generation of revenue or the support of core operations.

=================================================================================================================================
 ANALYSIS OF CONTINUING OPERATIONS                                                               THREE MONTHS ENDED
 (Dollars in millions)                                                                               MARCH 31,
=================================================================================================================================
                                                                                                                   % Change
                                                                                         2002            2001      Fav (Unfav)
                                                                                    ---------------------------------------------
NET SALES:
    DAVISON CHEMICALS
    Catalyst products.........................................................      $    153.7     $    142.7             7.7%
    Silica products...........................................................            61.7           55.7            10.8%
                                                                                    ---------------------------------------------
TOTAL DAVISON CHEMICALS.......................................................           215.4          198.4             8.6%
                                                                                    ---------------------------------------------
    PERFORMANCE CHEMICALS
    Construction chemicals....................................................            81.9           78.0             5.0%
    Building materials........................................................            57.4           57.8            (0.7%)
    Sealants and coatings.....................................................            58.8           61.5            (4.4%)
                                                                                    ---------------------------------------------
TOTAL PERFORMANCE CHEMICALS...................................................           198.1          197.3             0.4%
                                                                                    ---------------------------------------------
TOTAL GRACE SALES - CORE OPERATIONS...........................................      $    413.5     $    395.7             4.5%
=================================================================================================================================
PRE-TAX OPERATING INCOME:
    Davison Chemicals.........................................................      $     26.9     $     24.3            10.7%
    Performance Chemicals.....................................................            19.6           17.8            10.1%
    Corporate Operating Costs.................................................           (12.7)         (13.1)            3.1%
                                                                                    ---------------------------------------------
PRE-TAX INCOME FROM CORE OPERATIONS...........................................            33.8           29.0            16.6%
                                                                                    ---------------------------------------------

PRE-TAX (LOSS) INCOME FROM NON-CORE ACTIVITIES................................            (2.9)           7.6            NM
                                                                                    ---------------------------------------------
    Interest expense..........................................................            (4.8)          (9.0)           46.7%
    Interest income...........................................................             0.8            1.8           (55.6%)
                                                                                    ---------------------------------------------
INCOME BEFORE CHAPTER 11 REORGANIZATION EXPENSES AND INCOME TAXES                         26.9           29.4            (8.5%)
Chapter 11 reorganization expenses, net.......................................            (4.4)          (2.9)          (51.7%)
Provision for income taxes ...................................................           (10.1)         (11.9)           15.1%
                                                                                    ---------------------------------------------

INCOME FROM CONTINUING OPERATIONS ............................................      $     12.4     $     14.6           (15.1%)
=================================================================================================================================
NET SALES BY REGION:
North America.................................................................      $    204.2     $    207.5
Europe........................................................................           123.8          107.6
Asia Pacific..................................................................            60.0           54.1
Latin America.................................................................            25.5           26.5
                                                                                    ---------------------------------------------
TOTAL.........................................................................      $    413.5     $    395.7
=================================================================================================================================

   NM = Not meaningful.

NET SALES

The following table identifies the quarter-over-quarter increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation.

==============================================================
NET SALES              THREE MONTHS ENDED MARCH 31, 2002 AS A
                     PERCENTAGE INCREASE (DECREASE) FROM THREE
VARIANCE ANALYSIS          MONTHS ENDED MARCH 31, 2001
==============================================================
                    VOLUME   PRICE/MIX   TRANSLATION   TOTAL
                   -------------------------------------------
Davison
  Chemicals......   10.6%       1.1%        (3.1%)     8.6%
Performance
  Chemicals......    4.4%      (1.0%)       (3.0%)     0.4%
Net sales........    7.5%       0.1%        (3.1%)     4.5%
--------------------------------------------------------------
By Region:
  North America      3.3%      (4.7%)       (0.2%)    (1.6%)
  Europe.........   14.6%       7.3%        (6.8%)    15.1%
  Asia Pacific...   14.1%       1.5%        (4.7%)    10.9%
  Latin America..   (0.5%)      3.8%        (7.1%)    (3.8%)
==============================================================

Grace's net sales increased 4.5% to $413.5 million in the first quarter of 2002 compared to the same period in 2001. The first quarter was favorably impacted by continued strong demand for refining catalysts, augmented by revenue and earnings from acquisitions in catalyst and silica products and construction chemicals. Acquisitions completed in 2001 contributed $15.8 million or 4.0% of the sales growth in the first quarter 2002. The impact from foreign currency translation was experienced principally in Europe and Latin America, where sales, reported in U.S. dollars, were adversely affected by 6.8% and 7.1%, respectively.

In the first quarter of 2002, all product groups experienced volume growth. Asia Pacific catalyst volumes were strong due to increased sales of hydroprocessing catalysts. Silica products sales reflect the addition of two acquisitions since the first quarter of 2001. Construction chemicals volume growth in Europe was primarily attributable to the acquisition of Pieri S.A. completed in the third quarter of 2001.

PRE-TAX INCOME FROM CORE OPERATIONS

Pre-tax income from core operations was $33.8 million for the first quarter of 2002, compared to $29.0 million for the first quarter 2001, a 16.6% increase quarter-over-quarter.

Operating income of Davison Chemicals for the first quarter of 2002 was $26.9 million, up 10.7% versus 2001, and its operating margin of 12.5% was 0.3 percentage points higher than the first quarter of the prior year. Operating income and margins were favorably impacted by lower energy costs and improved productivity in the first quarter of 2002 compared with the first quarter of 2001. Operating income of Performance Chemicals for the first quarter of 2002 was $19.6 million, up 10.1% versus 2001, with an operating margin of 9.9%, up
0.9 percentage points from 2001. Operating income and margins were favorably impacted by lower operating expenses and material costs, attributable to Grace's productivity efforts in the first quarter of 2002.

Corporate operating costs include expenses incurred by corporate headquarters functions in support of core operations. Corporate operating costs in the first quarter of 2002 were $12.7 million, compared with $13.1 million in first quarter 2001, a 3.1% decrease resulting from lower costs for support functions, offset, in part, by increased pension expense.

PRE-TAX INCOME (LOSS) FROM NONCORE ACTIVITIES

Expense from noncore activities totaled $2.9 million for the three months ended March 31, 2002, compared with income of $7.6 million for the prior year period. The expense from noncore activities for 2002 included additional pension and postretirement expenses related to retirees of former businesses, as well as an accrual for legal and environmental costs primarily related to Grace's former vermiculite mining operations in Libby, Montana, offset by income from Grace's life insurance policies. Income from 2001 included $7.7 million from the sale of Grace's remaining interest in Cross Country Staffing and income from Grace's life insurance policies, offset by pension and other postretirement expenses.

CHAPTER 11 REORGANIZATION EXPENSE

Net reorganization expenses for the three months ended March 31, 2002 and 2001 of $4.4 million and $2.9 million, respectively, consist primarily of legal and consulting fees incurred by Grace and three creditors' committees related to the Chapter 11 Filing.

INTEREST AND INCOME TAXES

Net interest expense for the first quarter of 2002 was $4.0 million, a decrease of 44.4% from net interest expense of $7.2 million in 2001. This decrease is attributable primarily to a declining interest rate environment. Grace is continuing to accrue interest expense on its pre-petition debt at the pre-petition contractual rate, which amounted to $3.4 million in the first quarter of 2002.

The Company's provision for income taxes at the federal corporate rate of 35% was $7.9 million for the three months ended March 31, 2002. The primary difference between this amount and the overall provision for income taxes of $10.1 million is attributable to current period interest on tax contingencies and the non-deductibility of certain Chapter 11 reorganization expenses.

DAVISON CHEMICALS

Recent Acquisitions

In January 2002, Grace, through its Swedish subsidiary, acquired the catalyst manufacturing assets of Borealis A/S.

Sales

The Davison Chemicals segment is a leading global supplier of catalysts and silica products. Catalyst products represented approximately 37% of Grace's 2002 first quarter sales (36% - 2001). This segment includes: fluid cracking catalysts and additives used in petroleum refineries to convert distilled crude oil into transportation fuels and other petroleum-based products; hydroprocessing catalysts which upgrade heavy oils and remove certain impurities, polyolefin catalysts, which are essential components in the manufacture of polyethylene used in products such as high-performance plastic pipe and other plastic parts; and chemical catalysts, which are used in a variety of chemical processes. Silica products, which represented 15% of Grace's 2002 first quarter sales (14% - 2001), are used in a wide range of industrial, consumer and biotechnology applications such as coatings, food processing, plastics, adsorbents, personal care products and separations.

In the first quarter of 2002, catalyst products sales were $153.7 million, an increase of 7.7% compared with the same period in 2001, reflecting a higher demand for Grace's refining catalysts to meet increased gasoline usage. Worldwide demand for gasoline increased 2-3% compared with the first quarter of the prior year. Silica products sales for the first quarter of 2002 were $61.7 million, up 10.8% compared with the first quarter of 2001. This increase was primarily from two acquisitions completed in the past year which expanded the silicas product line into precipitated silicas, chromatography columns and separations media. Excluding the negative impact of foreign exchange, sales for the Davison Chemicals segment were up 11.7% over the prior year period.

Operating Earnings

Pre-tax operating income of $26.9 million reflected a 10.7% increase compared with 2001. Operating income and margins were favorably impacted by lower energy costs and improved productivity in the first quarter of 2002 compared with the first quarter of 2001.

PERFORMANCE CHEMICALS

Recent Acquisitions

In March 2002, Grace acquired the business and assets of Addiment, Incorporated, a leading supplier of specialty chemicals to the concrete paver and masonry industries in the U.S. and Canada.

Sales

The major product groups of the Performance Chemicals segment are specialty construction chemicals and specialty building materials, which are used primarily by the nonresidential construction industry; and container sealants and coatings for food and beverage packaging, and other related products. Construction chemicals, which represented 20% of Grace's 2002 and 2001 first quarter sales, add strength, control corrosion, and enhance the handling and application of concrete, and reduce the manufacturing cost and improve the quality of cement. Building materials, which represented 14% of Grace's 2002 first quarter sales (15% - 2001), prevent water damage to structures and protect structural steel against collapse due to fire. Sealants and coatings, which represented 14% of Grace's 2002 first quarter sales (15% - 2001), seal beverage and food cans, and glass and plastic bottles, and protect metal packaging from corrosion and the contents from the influences of metal.

In the first quarter of 2002, sales of construction chemicals were $81.9 million, an increase of 5.0% over the first quarter of 2001. Sales increases were strongest in Europe, with the Pieri S.A. acquisition, completed in July 2001, favorably impacting volume. Sales of building materials in the first quarter of 2002 decreased 0.7% to $57.4 million, with good results in residential roofing underlayments being offset by softness in commercial fire protection. Sales of sealants and coatings decreased 4.4% to $58.8 million for the quarter, reflecting a continued decline in demand for metal food packages in favor of plastic and paper substitutes. Excluding the negative impact of foreign exchange, sales for the Performance Chemicals segment were up 3.4% over the prior year period.

Operating Earnings

Pre-tax operating income increased 10.1% from $17.8 million in 2001 to $19.6 million in 2002. Operating income and margins were favorably impacted by lower operating expenses and material costs, primarily attributable to Grace's productivity efforts.

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

CORE OPERATIONS

The Company had a net asset position supporting its core operations of $1,337.0 million at March 31, 2002, compared with $1,299.6 million at December 31, 2001 (including the cumulative translation account reflected in Shareholders' Equity (Deficit) of ($172.4) million for 2002 and ($164.8) million for 2001). After-tax return on capital invested in core operations for the first quarter of 2002 remained even with all of 2001. Net cash flows from core operations increased primarily due to the easing of working capital pressures experienced in the first quarter of 2001 (just before Grace's Chapter 11 filing) and from a 16.6% increase in pre-tax income from core operations.

===============================================================

CORE OPERATIONS                       MARCH 31,    December 31,
(Dollars in millions)                   2002           2001
---------------------------------------------------------------

BOOK VALUE OF INVESTED CAPITAL
Receivables......................    $   302.2   $   296.3
Inventory........................        180.2       174.8
Properties and equipment, net....        590.4       582.9
Intangible assets and other......        622.2       616.8
                                     --------------------------
ASSETS SUPPORTING CORE OPERATIONS      1,695.0     1,670.8
Accounts payable and accruals....       (358.0)     (371.2)
                                     --------------------------
CAPITAL INVESTED IN CORE OPERATIONS  $ 1,337.0   $ 1,299.6
After-tax return on average
 invested capital................          9.6%        9.6%
===============================================================
                                         THREE MONTHS ENDED
                                               MARCH 31,
CASH FLOWS FROM CORE OPERATIONS          2002         2001
---------------------------------------------------------------
Pre-tax operating income.........    $    33.8   $    29.0
Depreciation and amortization....         22.8        22.5
                                     --------------------------
PRE-TAX EARNINGS BEFORE
 DEPRECIATION AND AMORTIZATION ..         56.6        51.5
Working capital and other changes        (27.6)     (101.7)
                                     --------------------------
CASH FLOW BEFORE INVESTING.......         29.0       (50.2)
Capital expenditures.............        (13.2)      (11.3)
Businesses acquired..............        (25.0)      (56.5)
---------------------------------------------------------------
NET CASH FLOW FROM CORE OPERATIONS   $    (9.2)  $  (118.0)
===============================================================

NONCORE ACTIVITIES

The Company has a number of financial exposures originating from past businesses, products and events. These obligations arose from transactions and/or business practices that date back to when Grace was a much larger company, when it produced products or operated businesses that are no longer part of its revenue base, and when government regulations and scientific knowledge were much less advanced than today. The table below summarizes the net noncore liability at March 31, 2002 and December 31, 2001 and the net cash flow from noncore activities for the three months ended March 31, 2002 and 2001:

===============================================================
NONCORE ACTIVITIES
(Dollars in millions)
-----------------------------------    MARCH 31,   December 31,
NET NONCORE LIABILITY                    2002         2001
===============================================================
Asbestos-related litigation.....   $  (994.9)    $  (996.3)
Asbestos-related insurance
receivable .....................       292.4         293.4
                                   ----------------------------
Asbestos-related liability, net.      (702.5)       (702.9)
Environmental remediation.......      (152.9)       (153.1)
Postretirement benefits.........      (165.1)       (169.1)
Retained obligations and other..       (81.8)        (80.6)
                                   ----------------------------
NET NONCORE LIABILITIES.........   $(1,102.3)    $(1,105.7)
===============================================================
                                        THREE MONTHS ENDED
                                              MARCH 31,
NET CASH FLOW FROM NONCORE         ----------------------------
ACTIVITIES                             2002           2001
===============================================================
Pre-tax income from noncore
activities......................   $  (2.9)      $     7.6
Other changes...................       3.6            (2.2)
Cash spending for:
Asbestos-related litigation, net
of insurance recovery...........      (0.5)          (71.4)
Environmental remediation.......      (3.8)           (8.4)
Postretirement benefits.........      (4.6)           (5.6)
Retained obligations and other..      (1.0)           (5.2)
---------------------------------------------------------------
NET CASH FLOW FOR NONCORE
ACTIVITIES .....................   $  (9.2)      $   (85.2)
===============================================================

As described under "Voluntary Bankruptcy Filing," the resolution of most of these noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. Grace cannot predict with any certainty how, and for what amounts, any of such estimates will be resolved. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded by Grace at March 31, 2002.

ASBESTOS-RELATED MATTERS

Grace is a defendant in lawsuits relating to previously sold asbestos-containing products. In the first three months of 2002, Grace paid $0.5 million for the defense and disposition of asbestos-related property damage and bodily injury litigation, net of amounts received under settlements with insurance carriers, compared to net expenditures in the first three months of 2001 of $71.4 million. At March 31, 2002, Grace's balance sheet reflects a gross liability of $994.9 million ($702.5 million, net of insurance). This liability represents management's estimate of the undiscounted net cash outflows in satisfaction of Grace's current and expected asbestos-related claims, based on facts and circumstances existing prior to the Filing. Changes to the recorded amount of such liability will be based on Chapter 11 developments and management's assessment of the claim amounts that will ultimately be allowed by the Bankruptcy Court.

The Consolidated Balance Sheet at March 31, 2002 includes total amounts due from insurance carriers of $292.4 million pursuant to settlement agreements with insurance carriers. The recovery of amounts due from insurance carriers is dependent upon the timing, character and exposure periods of asbestos-related claims. Grace's Chapter 11 bankruptcy proceedings could also affect recovery timing and amounts.

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

ENVIRONMENTAL MATTERS

Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. At March 31, 2002, Grace's liability for environmental investigatory and remediation costs related to both continuing and discontinued operations totaled $152.9 million, as compared to $153.1 million at December 31, 2001.

In addition, Grace is facing environmental lawsuits related to previously operated vermiculite mining and processing sites that could result in a material future charge to Grace's earnings, the amount of which is not currently determinable. The EPA reported that it had expended approximately $25.4 million in response costs in and around Libby, Montana (the site of a former Grace vermiculite mine) through June 2001. Grace expects that the EPA may incur significant additional response costs, as Libby is expected to be added to the EPA's National Priorities List of Superfund sites. The EPA is also evaluating environmental risks at several vermiculite processing sites throughout the U.S. which processed vermiculite from Libby, Montana, and has made claims against Grace to fund clean-up activities. Grace intends to review the EPA's actions and cost claims to determine whether they are justified and reasonable. These actions are not subject to the automatic stay provided under Section 362 of the U.S. Bankruptcy Code, but any allowed claim would be subject to the Chapter 11 proceedings.

PENSION BENEFITS

The decline in value of the U.S. and global equity markets, coupled with a decline in interest rates, primarily in the second half of 2001, created a shortfall between the accounting measurement of Grace's U.S. salaried qualified pension obligations and the market value of dedicated pension assets. This condition required a balance sheet adjustment in shareholders' equity (deficit) at December 31, 2001 of $124.4 million, and increased Grace's pension expense charged to core operations by approximately $3.5 million in the first three months of 2002 compared with the first quarter of 2001.

POSTRETIREMENT BENEFITS

Grace provides certain postretirement health care and life insurance benefits for retired employees, a large majority of which pertain to retirees of previously divested businesses. These plans are unfunded, and Grace pays the costs of benefits under these plans as they are incurred. Spending under this program during the first quarter of 2002 was $4.6 million. Grace's recorded liability of $165.1 million at March 31, 2002 is stated at net present value discounted at 7.25%. The continued payment of these benefits has been approved by the Bankruptcy Court.

RETAINED OBLIGATIONS OF DIVESTED BUSINESSES

The principal retained obligations of divested businesses relate to contractual indemnification and to contingent liabilities not passed on to the new owner. At March 31, 2002, Grace had recorded $81.8 million to satisfy such obligations. Prior to Grace's Chapter 11 filing, $43.5 million of this total was expected to be paid over periods ranging from 2 to 10 years. The remainder represents estimates of probable cost to satisfy specific contingencies that were expected to be resolved over the next few years. However, most of these matters are now subject to the automatic stay of the Bankruptcy Court and will be resolved as part of Grace's Chapter 11 proceedings.

TAX MATTERS

The Internal Revenue Service ("IRS") is challenging the deductions related to interest on loans secured by under corporate owned life insurance ("COLI") policies for years prior to January 1, 1999. In 2000 Grace paid $21.2 million of tax and interest related to this issue for tax years 1990 through 1992. Subsequent to 1992, Grace deducted approximately $163.2 million in interest attributable to COLI policy loans. Grace filed a claim for refund of the amount paid to date and will contest any future IRS assessments on the grounds that these insurance policies and related loans had, and continue to have, a valid business purpose, that the COLI policies have economic substance and that interest deductions claimed were in compliance with tax laws in effect at the time. Grace has accrued for potential tax and interest liability related to the likely challenge of this tax position, and continues to accrue interest as part of the quarterly tax provision.

During the first quarter of 2001, a U.S. District Court ruling, American Electric Power, Inc. vs. United States, denied interest deductions of a taxpayer in a similar situation. American Electric Power, Inc. is currently appealing this ruling. However, in light of the ruling, Grace recorded an additional accrual in 2000 for tax exposure and related interest, and continues to accrue interest on estimated amounts that may be due. There are two additional COLI cases decided against the taxpayer currently on appeal. The taxpayer in Winn-Dixie Stores, Inc. v. Commissioner of Internal Revenue has petitioned for a rehearing in the United States Court of Appeals. CM Holdings, Inc. v. Internal Revenue Service is currently on appeal to the United States Court of Appeals. Finally, Dow Chemical Company has filed an action to recover income taxes and interest paid in connection with its COLI policies, and that case is currently pending in the United States District Court. Grace is monitoring these cases and will continue to reassess its legal posture as the cases evolve.

The IRS also has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1995 against a Grace subsidiary that formerly operated a temporary staffing business for nurses and other healthcare personnel. The assessments, aggregating $21.8 million, were made in connection with a meal and incidental expense per diem plan for traveling healthcare personnel that was in effect through 1999. The IRS contends that certain per diem reimbursements should have been treated as wages subject to employment taxes and federal income tax withholding. Grace contends that its per diem and expense allowance plans were in accordance with statutory and regulatory requirements, as well as other published guidance from the IRS. Grace expects that the IRS will make additional assessments for the 1996 through 1999 periods. The matter is currently pending in the U.S. Court of Claims.

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

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

CASH FLOW

Grace's net cash flow provided by core operations before investing was $29.0 million in the first quarter of 2002 compared with cash used for core operations of $50.2 million in the comparable period of 2001. Acquisition investments aggregated $25.0 million in the first quarter of 2002, compared with $56.5 million in the comparable period of 2001. Total Grace capital expenditures for the first quarter of 2002 and 2001 were $13.2 million and $11.3 million, respectively, substantially all of which was directed toward its business segments and were of a routine nature. Grace's cash flow from core operations in 2002 is expected to be relatively stable and consistent with recent years. Grace expects to continue to invest excess cash flow and/or other available capital resources in its core business base. These investments are likely to be in the form of added plant capacity, product line extensions and geographic market expansions. Such investments may be subject to

Bankruptcy Court approval and Chapter 11 creditor committee review.

The pre-tax cash outflow of noncore activities was $9.2 million in the first three months of 2002 compared to an outflow of $85.2 million in the comparable period in 2001. The decreased cash outflow was primarily attributable to lower asbestos-related payments in 2002 as compared to 2001, resulting from the stay on payments for asbestos-related claims after the Filing Date. Expenditures for environmental remediation were lower in the first three months of 2002 due partly to Grace's Chapter 11 proceedings and partly to the completion of remediation work on certain sites. Postretirement benefit payments, which are allowed to be paid under Grace's Chapter 11 proceedings, were lower in the first three months of 2002 than the prior year, due to plan adjustments. The payments for retained obligations of divested businesses and other contingencies were lower in the first three months of 2002 due to the stay of litigation and to the one-time nature of these matters.

Cash flows used for investing activities in the first three months of 2002 were $44.0 million, compared to cash used of $58.5 million in the first three months of 2001. Net cash outflows in the first three months of 2002 were primarily for businesses acquired and capital expenditures as discussed above. Net cash outflows of 2001 consisted of $56.5 million in businesses acquired, capital expenditures and net investment in life insurance policies of $2.9 million, offset by proceeds from the sale of investments and disposals of assets. Proceeds from disposals of assets in the first three months of 2002 were also lower than the comparable period in 2001, with $0.6 million in 2002 and $3.7 million in 2001.

Net cash used for financing activities in the first three months of 2002 was $2.5 million as compared to net cash provided by financing activities of $146.3 million in the first three months of 2001. In 2002, this principally represents net repayments for loans secured by cash value of life insurance policies. In the first three months of 2001, this represents $46.6 million in proceeds from loans secured by the cash value of life insurance policies and borrowings under credit facilities of $99.7 million.

DEBT AND OTHER CONTRACTUAL OBLIGATIONS

Total debt outstanding at March 31, 2002 was $534.5 million. As a result of the Filing, Grace is now in default on $501.1 million of such debt, which has been included in "Liabilities subject to compromise" as of March 31, 2002. The automatic stay provided under the Bankruptcy Code prevents Grace's lenders from taking any action to collect the principal amounts as well as related accrued interest. However, Grace will continue to accrue and report interest on such debt during the Chapter 11 proceedings (unless further developments lead management to conclude that it is probable that such interest will be compromised).

At March 31, 2002, Grace had gross financial assurances outstanding of $247.3 million, comprised of $135.2 million of gross surety bonds issued by various insurance companies and $112.1 million of standby letters of credit issued by various banks. Of the standby letters of credit, $29.4 million act as collateral for surety bonds, thereby reducing Grace's overall obligations under its financial assurances to a net amount of $217.9 million. These financial assurances were established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. Of the net amount of $217.9 million of financial assurances, approximately $9.4 million were issued by non-Debtor entities and $208.5 million were issued by the Debtors. Of the amounts issued by the Debtors, approximately $196.8 million were issued before the Filing Date, with the remaining $11.7 million being issued under the DIP facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Grace had no outstanding derivative financial instruments on March 31, 2002. For further information concerning Grace's quantitative and qualitative disclosures about market risk, refer to Notes 13 and 15 in the Consolidated Financial Statements in the 2001 Form 10-K.

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------
Notes 1, 3 and 12 to the interim consolidated financial statements in Part I of this Report are incorporated herein by reference.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         (a)   Exhibits. The following is a list of Exhibits filed as part of
               --------
               this Quarterly Report on Form 10-Q.

               15   Accountants' Awareness Letter



         (b)   Reports on Form 8-K. The Company filed no reports on Form 8-K
               -------------------
               during the first quarter of 2002.

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

                                       W. R. GRACE & CO.
                                       -----------------
                                         (Registrant)

Date:  May 15, 2002                 By    /s/ Robert M. Tarola
                                         ---------------------
                                            Robert M. Tarola
                                        Senior Vice President and
                                         Chief Financial Officer
                                      (Principal Accounting Officer)

                                  EXHIBIT INDEX




EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------


   15             Accountants' Awareness Letter