Form 10-Q
period 2002-06-30
W R GRACE & CO
filed 2002-08-13
CIK 1045309

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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


                Yes      [X]                      No          [ ]

65,466,725 shares of Common Stock, $0.01 par value, were outstanding at July 31, 2002.

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

                    Consolidated Statement of Cash Flows                                                I - 3

                    Consolidated Balance Sheet                                                          I - 4

                    Consolidated Statement of Shareholders' Equity (Deficit)                            I - 5

                    Consolidated Statement of Comprehensive Income                                      I - 5

                    Notes to Consolidated Financial Statements                                     I - 6 to I - 19

Item 2.             Management's Discussion and Analysis of Results of Operations and
                    Financial Condition                                                           I - 20 to I - 31

Item 3.             Quantitative and Qualitative Disclosures About Market Risk                         I - 32


PART II.   OTHER INFORMATION

Item 1.             Legal Proceedings                                                                  II - 1

Item 6.             Exhibits and Reports on Form 8-K                                                   II - 1





As used in this Report, the term "Company" refers to W. R. Grace & Co. (a Delaware corporation). The term "Grace" refers to the Company and/or one or more of its subsidiaries and, in certain cases, their respective predecessors.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of
Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of June 30, 2002, and the related consolidated statements of operations and of comprehensive income for each of the three-month and six-month periods ended June 30, 2002 and June 30, 2001, the consolidated statement of shareholders' equity (deficit) for each of the three-month and six-month periods ended June 30, 2002, and the consolidated statement of cash flows for the six-month periods ended June 30, 2002 and June 30, 2001. These financial statements are the responsibility of the Company's management.

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


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Baltimore, Maryland
August 8, 2002

===================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                         THREE MONTHS ENDED              SIX MONTHS ENDED
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)                                JUNE 30,                       JUNE 30,
===================================================================================================================================
Amounts in millions, except per share amounts                              2002            2001           2002           2001
                                                                     --------------------------------------------------------------

Net sales.....................................................             $471.6         $450.3          $885.1         $846.0
Other income..................................................                4.7            6.4            11.0           25.3
                                                                     --------------------------------------------------------------
                                                                            476.3          456.7           896.1          871.3
                                                                     --------------------------------------------------------------


Cost of goods sold, exclusive of depreciation and
    amortization shown separately below.......................              297.0          283.3           558.6          535.7
Selling, general and administrative expenses..................               89.4           80.1           181.2          170.9
Research and development expenses ............................               12.3           11.4            24.2           21.9
Depreciation and amortization ................................               23.3           22.6            46.1           45.1
Interest expense and related financing costs .................                5.6           12.7            10.4           21.7
                                                                     --------------------------------------------------------------
                                                                            427.6          410.1           820.5          795.3
                                                                     --------------------------------------------------------------

Income before Chapter 11 reorganization expenses and income
    taxes.....................................................               48.7           46.6            75.6           76.0
Chapter 11 reorganization expenses, net ......................               (8.4)          (4.3)          (12.8)          (7.2)
Provision for income taxes....................................              (19.1)         (19.3)          (29.2)         (31.2)
                                                                     --------------------------------------------------------------


    NET INCOME ...............................................              $21.2          $23.0           $33.6          $37.6
===================================================================================================================================


BASIC EARNINGS PER COMMON SHARE ..............................              $0.32          $0.35           $0.51          $0.58

Average number of basic shares ...............................               65.4           65.3            65.4           65.3

DILUTED EARNINGS PER COMMON SHARE.............................              $0.32          $0.35           $0.51          $0.57

Average number of diluted shares..............................               65.6           65.4            65.5           65.4
===================================================================================================================================


  The Notes to Consolidated Financial Statements are an integral part of these statements.

====================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                                      SIX MONTHS ENDED
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)                                                            JUNE 30,
====================================================================================================================================
Dollars in millions                                                                                 2002               2001
                                                                                             ---------------------------------------
OPERATING ACTIVITIES
Income before Chapter 11 reorganization expenses and income taxes........................           $75.6                $76.0
Reconciliation to cash provided by (used for) operating activities:
     Depreciation and amortization ......................................................            46.1                 45.1
     Interest accrued on pre-petition debt subject to compromise.........................             7.4                 10.3
     Gain on sales of investments........................................................            --                   (7.7)
     Loss (gain) on disposals of assets..................................................             0.4                 (3.0)
     Provision for environmental remediation.............................................             5.8                 --
     Net income from life insurance policies.............................................            (4.8)                (6.2)
     Changes in assets and liabilities, excluding effect of businesses acquired and foreign currency translation:
         Increase in working capital items...............................................           (39.7)               (78.8)
         Net increase in accounts receivable due to termination of securitization program            --                  (65.3)
         Increase in net pension assets .................................................            (2.4)                (7.8)
         Expenditures for asbestos-related litigation ...................................            (5.6)              (105.3)
         Proceeds from asbestos-related insurance .......................................             9.5                 37.6
         Expenditures for environmental remediation .....................................           (10.7)               (13.6)
         Expenditures for postretirement benefits .......................................           (11.2)               (10.5)
         Expenditures for retained obligations of discontinued operations ...............            (1.8)                (6.3)
         Changes in other assets and accruals  ..........................................            25.0                (16.6)
                                                                                             ---------------------------------------
     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES BEFORE INCOME TAXES AND
      CHAPTER 11 REORGANIZATION EXPENSES.................................................            93.6               (152.1)
Chapter 11 reorganization expenses paid, net ............................................           (10.3)                (5.3)
Income taxes paid, net of refunds .......................................................           (12.3)               (16.4)
                                                                                             ---------------------------------------
     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES ...............................            71.0               (173.8)
                                                                                             ---------------------------------------

INVESTING ACTIVITIES
Capital expenditures ....................................................................           (32.0)               (26.8)
Businesses acquired in purchase transactions, net of cash acquired ......................           (25.0)               (56.5)
Investments in life insurance policies...................................................           (12.6)               (14.7)
Proceeds from life insurance policies....................................................             9.0                 12.6
Proceeds from sales of investments.......................................................            --                    7.7
Proceeds from disposals of assets .......................................................             0.7                  5.3
                                                                                             ---------------------------------------
     NET CASH USED FOR INVESTING ACTIVITIES .............................................           (59.9)               (72.4)
                                                                                             ---------------------------------------

FINANCING ACTIVITIES
Net (repayments) proceeds from loans secured by cash value of life insurance.............            (3.0)                34.9
Borrowings under pre-petition credit facilities, net of repayments.......................            (0.5)                96.9
Borrowings under debtor-in-possession facility, net of fees..............................            20.0                 71.5
Repayments of borrowings under debtor-in-possession facility.............................           (20.0)                --
                                                                                             ---------------------------------------
     NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES ...............................            (3.5)               203.3
                                                                                             ---------------------------------------
Effect of currency exchange rate changes on cash and cash equivalents ...................            10.2                 (6.4)
                                                                                             ---------------------------------------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................................            17.8                (49.3)
Cash and cash equivalents, beginning of period ..........................................           181.3                191.9
                                                                                             ---------------------------------------
Cash and cash equivalents, end of period ................................................          $199.1               $142.6
====================================================================================================================================

  The Notes to Consolidated Financial Statements are an integral part of these statements.

============================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                         JUNE 30,            DECEMBER 31,
CONSOLIDATED BALANCE SHEET (UNAUDITED)                                                       2002                 2001
============================================================================================================================
Amounts in millions, except par value and shares
ASSETS
CURRENT ASSETS
Cash and cash equivalents .........................................................           $199.1             $181.3
Notes and accounts receivable, net ................................................            336.5              302.1
Inventories .......................................................................            187.0              174.8
Deferred income taxes .............................................................             15.0               22.5
Asbestos-related insurance expected to be realized within one year ................              9.0                9.7
Other current assets...............................................................             51.5               57.7
                                                                                      --------------------------------------
     TOTAL CURRENT ASSETS .........................................................            798.1              748.1

Properties and equipment, net of accumulated depreciation and
     amortization of $1,048.2 (2001 - $995.3)......................................            612.2              589.0
Goodwill ..........................................................................             61.6               55.8
Cash value of life insurance policies, net of policy loans.........................             87.0               75.6
Deferred income taxes .............................................................            502.4              502.9
Asbestos-related insurance expected to be realized after one year..................            274.9              283.7
Other assets ......................................................................            461.2              461.9
                                                                                      --------------------------------------
     TOTAL ASSETS .................................................................         $2,797.4           $2,717.0
                                                                                      ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
Debt payable within one year ......................................................             $7.3               $7.8
Accounts payable ..................................................................             90.0               99.0
Income taxes payable ..............................................................             15.2               14.4
Other current liabilities .........................................................            139.6              127.9
                                                                                      --------------------------------------
     TOTAL CURRENT LIABILITIES ....................................................            252.1              249.1

Debt payable after one year .......................................................             --                 --
Deferred income taxes .............................................................             23.5               20.8
Other liabilities .................................................................            284.9              275.2
                                                                                      --------------------------------------
     TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE...................................            560.5              545.1

LIABILITIES SUBJECT TO COMPROMISE -  NOTE 2........................................          2,312.5            2,313.6
                                                                                      --------------------------------------
     TOTAL LIABILITIES.............................................................          2,873.0            2,858.7
                                                                                      --------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock issued, par value $0.01; 300,000,000 shares authorized;
outstanding: 2002 - 65,466,725 shares (2001 - 65,399,600) .........................              0.8                0.8
Paid-in capital ...................................................................            433.0              433.0
Accumulated deficit................................................................           (104.2)            (137.8)
Treasury stock, at cost:  shares: 2002 - 11,513,035 (2001 - 11,500,800)............           (137.0)            (137.0)
Accumulated other comprehensive loss ..............................................           (268.2)            (300.7)
                                                                                      --------------------------------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT) .........................................            (75.6)            (141.7)
                                                                                      --------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) .........................         $2,797.4           $2,717.0
============================================================================================================================




 The Notes to Consolidated Financial Statements are an integral part of these statements.


================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
================================================================================================================================
                                                                                                                  TOTAL
                                                                                                              SHAREHOLDERS'
                                        Common Stock and    Accumulated       Treasury   Accumulated Other       EQUITY
Dollars in millions                     Paid-in Capital       Deficit          Stock     Comprehensive Loss     (DEFICIT)
                                        ----------------------------------------------------------------------------------------

BALANCE, MARCH 31, 2002..............         $433.9          $(125.4)         $(137.0)       $(308.3)             $(136.8)
Net income ..........................            -               21.2              -              -                   21.2
Stock plan activity .................           (0.1)             -                -              -                   (0.1)
Other comprehensive income...........            -                -                -             40.1                 40.1
                                        ----------------------------------------------------------------------------------------
   BALANCE, JUNE 30, 2002............         $433.8          $(104.2)         $(137.0)       $(268.2)              $(75.6)
--------------------------------------------------------------------------------------------------------------------------------


BALANCE, DECEMBER 31, 2001...........         $433.8          $(137.8)         $(137.0)       $(300.7)             $(141.7)
Net income ..........................           --               33.6             --             --                   33.6
Other comprehensive income...........           --               --               --             32.5                 32.5
                                        ----------------------------------------------------------------------------------------
   BALANCE, JUNE 30, 2002............         $433.8          $(104.2)         $(137.0)       $(268.2)              $(75.6)
================================================================================================================================



================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                           THREE MONTHS ENDED            SIX MONTHS ENDED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)                       JUNE 30,                     JUNE 30,
================================================================================================================================
Dollars in millions                                                         2002          2001          2002           2001
                                                                      ----------------------------------------------------------

NET INCOME.........................................................         $21.2         $23.0         $33.6          $37.6
                                                                      ----------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments...........................          40.1          (5.1)         32.5          (22.9)
Net unrealized loss on investment..................................          --            --            --             (0.2)
                                                                      ----------------------------------------------------------
   Total other comprehensive income (loss).........................          40.1          (5.1)         32.5          (23.1)
                                                                      ----------------------------------------------------------
COMPREHENSIVE INCOME ..............................................         $61.3         $17.9         $66.1          $14.5
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

W. R. GRACE & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES
--------------------------------------------------------------------------------

W. R. Grace & Co., through its subsidiaries, is engaged in specialty chemicals and specialty materials businesses on a worldwide basis. These businesses consist of catalyst and silica products ("Davison Chemicals") and construction chemicals, building materials and sealants and coatings ("Performance Chemicals").

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

Consequence of Filing - As a consequence of the Filing, pending litigation against the Debtors for pre-petition matters is generally stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to realize its pre-petition claims except pursuant to an order of the Bankruptcy Court.

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

As provided by the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization for a 120-day period following the Filing Date. The Debtors have received an extension of their exclusivity period during which to file a plan of reorganization through August 1, 2002, and an extension of the Debtors' exclusive rights to solicit acceptances of a reorganization plan through October 1, 2002. The Debtors have filed a motion to extend the exclusivity period through February 1, 2003.

Three creditors' committees, two representing asbestos claimants and the third representing other unsecured creditors, and a committee representing shareholders have been appointed in the Chapter 11 Cases. These committees will have the right to be heard on all matters that come before the Bankruptcy Court, and, together with a legal representative of future asbestos claimants (whom Grace expects to be appointed by the Bankruptcy Court in the future), are likely to play important roles in the Chapter 11 Cases. The Debtors are required to bear certain of the committees' and the future asbestos claimants representative's costs and expenses, including those of their counsel and financial advisors.

In November 2001, the Debtors' Chapter 11 Cases, as well as the Chapter 11 Cases of four unrelated companies with asbestos-related claims, were assigned to Judge Alfred M. Wolin, a senior federal judge who sits in Newark, New Jersey. An additional asbestos-related Chapter 11 case was assigned to Judge Wolin in March 2002. Judge Wolin will preside over the asbestos bodily injury matters affecting all six companies and, at his choice, certain other asbestos-related lawsuits particular to Grace. Judge Judith Fitzgerald, a U.S. Bankruptcy judge from the Western District of Pennsylvania, sitting in Wilmington, Delaware, will preside over the Debtors' other bankruptcy matters.

At a hearing on April 22, 2002 the Bankruptcy Court entered an order establishing a bar date of March 31, 2003 for claims of general unsecured creditors, asbestos property damage claims and medical monitoring claims related to asbestos. The bar date does not apply to asbestos-related bodily injury claims or claims related to Zonolite(R) attic insulation ("ZAI"), which will be addressed separately. Grace has distributed notices and run media announcements of the bar date under a program approved by the Bankruptcy Court. Rust Counseling, the court-approved claims handling agent for the Chapter 11 Cases, is maintaining a register of all claims filed. As claims are filed, Grace will be cataloguing and assessing their validity.

In July 2002, the Bankruptcy Court approved special counsel to represent the ZAI claimants, at the Debtors' expense, in a proceeding to determine certain threshold scientific issues regarding ZAI. The court set a litigation schedule that would result in a hearing on these issues in the third quarter of 2003.

The Bankruptcy Court has set a September 30, 2002 trial date to determine whether the 1998 transaction involving Grace's former packaging business and Sealed Air Corporation constituted a fraudulent conveyance.

Impact on Debt Capital - All of the Debtor's pre-petition debt is in default due to the Filing. The accompanying Consolidated Balance Sheet as of June 30, 2002 reflects the classification of the Debtors' pre-petition debt within "Liabilities subject to compromise."

The Debtors have entered into a debtor-in-possession post-petition loan and security agreement with Bank of America, N. A. (the "DIP facility") in the aggregate amount of $250 million. The DIP facility has a term expiring in April 2003 and bears interest under a formula based on the London Inter-Bank Offered Rate ("LIBOR") plus 2.00 to 2.25 percentage points depending on the level of loans outstanding.

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

Pursuant to SOP 90-7, Grace's pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of June 30, 2002, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments) as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation and other claims). The recorded amounts of such liabilities generally reflect accounting measurements as of the Filing Date, adjusted as warranted, for changes in facts and circumstances and/or rulings under Grace's Chapter 11 proceedings subsequent to the Filing. (See Note 2 to the Consolidated Financial Statements for detail of the "Liabilities subject to compromise" as of June 30, 2002, and as of the Filing Date.) Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheet based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

BASIS OF PRESENTATION: The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company's 2001 Form 10-K. Such interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature. Potential accounting adjustments discovered during normal reporting and accounting processes are evaluated on the basis of materiality, both individually and in the aggregate, and are recorded in the accounting period discovered, unless a restatement of a prior period is necessary. All significant intercompany accounts and transactions have been eliminated.

The results of operations for the three-month and six-month interim periods ended June 30, 2002 are not necessarily indicative of the results of operations for the year ending December 31, 2002.

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

o Depreciation and amortization periods for long-lived assets including property and equipment and intangible assets.

o Realization values of various assets such as receivables, inventories, goodwill, insurance and tax attributes.

The accuracy of these and other estimates may also be materially affected by developments in the Chapter 11 Cases.

--------------------------------------------------------------------------------
2.  CHAPTER 11 RELATED FINANCIAL INFORMATION
--------------------------------------------------------------------------------

As a result of the Filing, Grace's Consolidated Balance Sheet as of June 30, 2002 separately identifies the liabilities that are "subject to compromise" as a result of the Chapter 11 proceedings. In Grace's case, "Liabilities subject to compromise" represent pre-petition liabilities as determined under U.S. generally accepted accounting principles. Changes to the recorded amount of such liabilities will be based on developments in the Chapter 11 Cases and management's assessment of the claim amounts that will ultimately be allowed by the Bankruptcy Court. Changes to pre-petition liabilities subsequent to the Filing Date reflect: 1) cash payments under approved court orders; 2) the accrual of interest on pre-petition debt at the pre-petition contractual rate;
3) accruals for employee-related programs; and 4) changes in estimates related to pre-petition contingent liabilities.

Components of Liabilities subject to compromise are as follows:

================================================================
(Dollars in millions)               JUNE 30,         Filing Date
(Unaudited)                          2002
================================================================

Pre-petition debt plus
  accrued interest.........           $531.7            $511.5
Accounts payable...........             32.1              43.0
Income taxes payable.......            224.8             210.1
Asbestos-related liability.            980.8           1,002.8
Postretirement benefits ...            158.6             185.4
Environmental
 remediation ..............            146.5             164.8
Retained obligations of
  divested businesses .....             76.6              75.5
Pension related ...........             77.5              70.8
Other accrued liabilities .             83.9             102.1
                                --------------------------------
                                    $2,312.5          $2,366.0
================================================================

Set forth below is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through June 30, 2002.

================================================================
                                                  Cumulative
(Dollars in millions)                            Since Filing
================================================================
Balance, Filing Date......................         $2,366.0
Cash disbursements and/or reclassifications
  under Bankruptcy Court orders:
   Freight and distribution order.........             (5.7)
   Trade accounts payable order...........             (8.4)
Other court orders including employee wages
  and benefits, sales and use tax and
  customer programs.......................           (104.1)
Expense/(income) items:
   Interest on pre-petition debt..........             28.3
   Employee related accruals..............             15.8
   Environmental accruals.................             11.6
   Interest on income tax contingencies...             12.4
Balance sheet reclassifications...........             (3.4)
                                               -----------------
Balance, end of period....................         $2,312.5
================================================================

Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

The Debtors recorded Chapter 11 reorganization expenses for the three-month and six-month periods ended June 30, 2002 consisting of:

================================================================
                                  THREE MONTHS     SIX MONTHS
                                     ENDED            ENDED
                                    JUNE 30,        JUNE 30,
(Dollars in millions)                 2002            2002
================================================================

Legal and financial advisory
  fees.....................           $8.5           $13.0
Interest income............           (0.1)           (0.2)
                                --------------------------------
Chapter 11 reorganization
  expenses, net............           $8.4           $12.8
================================================================

Pursuant to SOP 90-7, interest income earned on Grace's cash balances must be offset against reorganization expenses. Condensed financial information of the Debtors is presented below:

================================================================
W. R. GRACE & CO. - CHAPTER 11 FILING              JANUARY 1,
ENTITIES                                            2002 TO
DEBTOR-IN-POSSESSION STATEMENT OF OPERATIONS        JUNE 30,
(Dollars in millions) (Unaudited)                     2002
================================================================
Net sales, including intercompany............       $497.5
Other income.................................         30.5
                                                ---------------
                                                     528.0
                                                ---------------
Cost of goods, including intercompany,
   exclusive of depreciation and amortization
   shown separately below....................        317.0
Selling, general and administrative expenses.        122.4
Research and development expenses............         20.8
Depreciation and amortization ...............         30.4
Interest expense and related financing costs.          9.9
                                                ---------------
                                                     500.5
                                                ---------------
Income before Chapter 11 reorganization
   expenses, income taxes, and equity in net
   income of non-filing entities.............         27.5
Chapter 11 reorganization expenses, net .....        (12.8)
Provision for income taxes ..................        (16.6)
Equity in net income of non-filing entities .         35.5
                                                ---------------
   NET INCOME ...............................        $33.6
================================================================

================================================================
W. R. GRACE & CO. - CHAPTER 11 FILING
ENTITIES                                           JANUARY 1,
DEBTOR-IN-POSSESSION CONDENSED STATEMENT OF         2002 TO
CASH FLOWS                                          JUNE 30,
(Dollars in millions) (Unaudited)                     2002
================================================================
OPERATING ACTIVITIES
Net income...................................        $33.6
Reconciliation to net cash provided by (used
  for) operating activities:
  Non-cash items, net........................         37.4
                                              ----------------
   Changes in other assets and liabilities,
     excluding the effect of businesses
     acquired................................       (45.2)
                                              ----------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES..         25.8

  NET CASH USED FOR INVESTING ACTIVITIES.....        (29.9)

  NET CASH USED FOR FINANCING ACTIVITIES.....         (3.0)
                                              ----------------
  NET DECREASE IN CASH AND CASH EQUIVALENTS..         (7.1)
Cash and cash equivalents, beginning of period        38.0
                                              ----------------
Cash and cash equivalents, end of period.....        $30.9
================================================================

================================================================
W. R. GRACE & CO. - CHAPTER 11 FILING ENTITIES
DEBTOR-IN-POSSESSION BALANCE SHEET                   JUNE 30,
(Dollars in millions)                                   2002
================================================================
ASSETS
CURRENT ASSETS
Cash and cash equivalents ..................             $30.9
Notes and accounts receivable, net .........             125.6
Receivables from non-filing entities, net ..              42.7
Inventories ................................              86.4
Other current assets........................              62.7
                                                  ------------
   TOTAL CURRENT ASSETS ....................             348.3

Properties and equipment, net...............             381.4
Cash value of life insurance policies,
net of policy loans.........................              87.0
Deferred income taxes ......................             502.0
Asbestos-related insurance expected to be
realized after one year.....................             274.9
Loans receivable from non-filing entities, net           432.5
Investment in non-filing entities ..........             182.7
Other assets ...............................             329.5
                                                  ------------
   TOTAL ASSETS ............................          $2,538.3
================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
Current liabilities ........................             $77.4
Debt payable within one year ...............               1.6
Other liabilities ..........................             222.4
                                                  ------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.             301.4

LIABILITIES SUBJECT TO COMPROMISE ..........           2,312.5
                                                  ------------
TOTAL LIABILITIES...........................           2,613.9

SHAREHOLDERS' EQUITY (DEFICIT) .............             (75.6)
                                                  ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT) ...........................          $2,538.3
================================================================

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

As of the Filing Date, Grace was a defendant in 65,656 asbestos-related lawsuits, 16 involving claims for property damage (one of which has since been dismissed), and the remainder involving 129,191 claims for bodily injury. Due to the Filing, holders of asbestos-related claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. Separate creditors' committees representing the interests of property damage and bodily injury claimants have been appointed in the Chapter 11 Cases. Grace's obligations with respect to present and future claims will be determined through proceedings in the Bankruptcy Court and through negotiations with each of the official committees appointed in the Chapter 11 Cases and a legal representative of future asbestos claimants, this process is expected to provide the basis for a plan of reorganization.

PROPERTY DAMAGE LITIGATION

The plaintiffs in property damage lawsuits generally seek to have the defendants absorb the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. Each property damage case is unique, in that the age, type, size and use of the building, and the difficulty of asbestos abatement, if necessary, vary from structure to structure. Information regarding product identification, the amount of product in the building, the age, type, size and use of the building, the jurisdictional history of prior cases and the court in which the case is pending has provided meaningful guidance as to the range of potential costs. Grace has recorded an accrual for all outstanding property damage cases for which sufficient information is available to form a reasonable estimate of such exposure.

Through June 30, 2002, out of 379 asbestos property damage cases filed: 141 were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in seven cases for a total of $60.3 million; 207 property damage cases were settled for a total of

$696.8 million; and 15 cases remain outstanding. Additional asbestos property damage claims (other than claims with respect to ZAI) are to be filed as part of the Chapter 11 claims process and are subject to the March 31, 2003 bar date established by the Bankruptcy Court.

Of the 15 remaining cases, seven relate to ZAI and eight relate to a number of former asbestos-containing products (two of which also involve ZAI). The ZAI cases were filed as class action lawsuits in 2000 and 2001 on behalf of owners of homes containing ZAI. These cases seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. The plaintiffs assert that this product is in millions of homes throughout the U.S. and that the cost of removal could be several thousand dollars per home. While Grace has not completed its investigation of the claims described in these cases, Grace believes that this product was and continues to be safe for its intended purpose and poses little or no threat to human health. At this time, Grace is not able to assess the extent of any possible liability related to this matter. In July 2002, the Bankruptcy Court approved special counsel to represent the ZAI claimants, at the Debtors' expense, in a proceeding to determine certain threshold scientific issues regarding ZAI. The court set a litigation schedule that would result in a hearing on these issues in the third quarter of 2003.

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

Through the Filing Date, 16,354 asbestos bodily injury lawsuits involving approximately 35,720 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 55,489 lawsuits involving approximately 163,698 claims were disposed of (through settlement and judgments) for a total of $645.6 million. At the Filing Date, 129,191 claims remained unresolved. The Bankruptcy Court has not yet established a procedure for submission of asbestos bodily injury claims.

ASBESTOS-RELATED LIABILITY

Since litigation is stayed by the Chapter 11 Cases, ongoing costs are generally limited to claims administration costs and to defense costs incurred in connection with litigation permitted by the Bankruptcy Court. Any other adjustments to the recorded liability will be based on developments in the Chapter 11 Cases. For periods prior to and as of the Filing Date, Grace's estimated property damage and bodily injury liabilities were based on its experience with, and recent trends in, asbestos litigation. Its recorded liabilities covered indemnity and defense costs for pending property damage cases and for pending and projected future bodily injury claims. However, due to the Filing and the uncertainties of asbestos-related litigation, actual amounts could differ materially from the recorded liability. The total asbestos-related liability balances as of June 30, 2002 and December 31, 2001 were $980.8 million and $996.3 million, respectively. The decrease in the liability is primarily due to settlements paid through draws on letters of credit securing the settlements. These draws were reclassified to "other accrued liabilities" in liabilities subject to compromise as payables to the issuing banks. The remaining decrease is due to the payment of normal post-Filing administrative costs primarily relating to claims processing.

ASBESTOS INSURANCE

Grace previously purchased insurance policies that cover a portion of its asbestos-related lawsuits and claims. Insurance coverage for asbestos-related liabilities has not been commercially available since 1985. Grace has settled with and has been paid by all of its primary insurance carriers with respect to both property damage and bodily injury cases and claims. Grace has also settled with its excess insurance carriers that wrote policies available for property damage cases; those settlements involve amounts paid and to be paid to Grace. Grace believes that certain of these settlements may cover ZAI claims as well as other property damage claims. In addition, Grace believes that additional coverage for ZAI claims may exist under excess insurance policies not subject to settlement agreements. Grace has settled with excess insurance carriers that wrote policies available for bodily injury claims in layers of insurance that Grace believes may be reached based on its current estimates.

The asbestos-related insurance asset represents amounts expected to be received from insurers under settlement agreements for defense and disposition costs to be paid by Grace. Estimated insurance reimbursements are based on the recorded amount of the asbestos-related liability and are considered to be collectible. In the event that Grace's ultimate asbestos-related liability is determined to exceed recorded amounts, insurance exists to cover a portion of such incremental liability, but generally in a lower proportion than the currently recorded insurance receivable bears to the currently recorded liability.

==============================================================
ESTIMATED INSURANCE RECOVERY ON ASBESTOS-RELATED LIABILITIES
(Dollars in millions)
==============================================================
INSURANCE RECEIVABLE
Asbestos-related insurance receivable,
beginning of year..........................           $293.4
Proceeds received under asbestos-related
insurance settlements .....................             (9.5)
--------------------------------------------------------------
Asbestos-related insurance receivable, end of
quarter....................................            283.9
--------------------------------------------------------------
Total amounts due from insurance carriers .            283.9
Expected to be realized within one year ...              9.0
--------------------------------------------------------------
Expected to be realized after one year ....           $274.9
==============================================================

--------------------------------------------------------------------------------
4.  ACQUISITIONS AND JOINT VENTURES
--------------------------------------------------------------------------------

In January 2002, Grace, through its Swedish subsidiary, acquired the catalyst manufacturing assets of Borealis A/S. In March 2002, Grace acquired Addiment, Incorporated, a leading supplier of specialty chemicals to the concrete paver and masonry industries in the U.S. and Canada. These acquisitions were accounted for under the purchase method of accounting.

Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.

--------------------------------------------------------------------------------
5. OTHER INCOME
--------------------------------------------------------------------------------

Components of other income are as follows:

===============================================================
                             THREE MONTHS        SIX MONTHS
OTHER INCOME                     ENDED              ENDED
(Dollars in millions)          JUNE 30,           JUNE 30,
===============================================================
                            2002      2001     2002     2001
                           ------------------------------------
Investment income.....       $1.9    $2.1       $4.8    $6.2
Gain (loss) on sale of
  investments ........         --    (0.2)        --     7.7
Net (losses) gains on
  dispositions of assets     (0.2)    0.2       (0.4)    3.0
Tolling revenue.......        0.4     0.6        0.9     1.2
Interest income.......        0.8     0.9        1.6     2.7
Equity in net income
  (loss)of affiliates.         --     1.4       (1.0)    1.0
Other miscellaneous
  income .............        1.8     1.4        5.1     3.5
--------------------------------------------------------------
Total other income....       $4.7    $6.4      $11.0   $25.3
===============================================================

--------------------------------------------------------------------------------
6. GOODWILL AND OTHER INTANGIBLE ASSETS
--------------------------------------------------------------------------------

Grace adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), on January 1, 2002 and ceased the amortization of goodwill. The pro forma impact on pre-tax earnings of applying the new non-amortization provisions of SFAS No. 142 was $0.6 million and $0.7 million for the three months and six months ended June 30, 2001, respectively, which had a $0.01 impact on both basic and diluted earnings per share. SFAS No. 142 requires that goodwill and indefinite life intangible assets be tested for impairment on an annual basis. For purposes of measuring impairment under the provisions of SFAS No. 142, Grace has identified its reporting units as catalyst products ("Catalysts"), silica products ("Silicas"), specialty construction chemicals ("SCC"), specialty building materials ("SBM") and specialty sealants and coatings ("SSC"). In connection with the adoption of SFAS No. 142, Grace evaluated its goodwill and other intangible assets that have indefinite useful lives, with no impairment charge required.

At June 30, 2002 and December 31, 2001, Grace had goodwill balances of $61.6 million and $55.8 million, respectively. The carrying amount of goodwill attributable to each reporting unit with goodwill balances and the changes in those balances during the six months ended June 30, 2002 are as follows:

==============================================================
                          Davison     Performance     Total
(Dollars in millions)     Chemicals    Chemicals      Grace
==============================================================
Balance as of December
  31, 2001...........        $12.5       $43.3         $55.8
Goodwill acquired
  during the year....          0.6         1.1           1.7
Reclass of other
  intangible assets..           --        (1.2)         (1.2)
Foreign currency
  translation adjustment       1.1         2.7           3.8
Purchase accounting
  adjustment.........          0.3         1.2           1.5
                          ------------------------------------
Balance as of June 30,
  2002...............        $14.5       $47.1         $61.6
==============================================================

==============================================================
                                                       Total
                                                      Davison
(Dollars in millions)      Catalysts    Silicas      Chemicals
==============================================================
Balance as of December
  31, 2001............         $7.6        $4.9       $12.5
Goodwill acquired during
  the year............          0.6          --         0.6
Reclass of other
  intangible assets...           --          --          --
Foreign currency
  translation adjustment        1.0         0.1         1.1
Purchase accounting
  adjustment..........           --         0.3         0.3
                          ------------------------------------
Balance as of June 30,
  2002................         $9.2        $5.3       $14.5
==============================================================

==============================================================
                                                     Total
                                                  Performance
(Dollars in millions)       SCC     SBM     SSC     Chemicals
==============================================================
Balance as of December
  31, 2001.............      $27.4  $12.7    $3.2     $43.3
Goodwill acquired during
  the year.............        1.1    --      --        1.1
Reclass of other
  intangible assets....         --   (1.2)    --       (1.2)
Foreign currency
  translation adjustment       1.8    0.3     0.6       2.7
Purchase accounting
  adjustment...........        1.2    --      --        1.2
                          ------------------------------------
Balance as of June 30,
  2002.................      $31.5 $11.8    $3.8     $47.1
==============================================================

At June 30, 2002 and December 31, 2001, Grace's book value of other intangible assets was $61.9 million and $57.5 million, respectively. At June 30, 2002 and December 31, 2001, Grace's balance sheet reflected a book value for unamortizable intangible assets (primarily trademarks) of $6.6 million and $5.8 million, respectively. The composition of the remaining net unamortizable intangible assets of $55.3 million and $51.7 million as of June 30, 2002 and December 31, 2001, respectively, is as follows:

==============================================================
(Dollars in millions)             AS OF JUNE 30, 2002
==============================================================
                            Gross Carrying      Accumulated
                                Amount         Amortization
                           -----------------------------------
Technology ...........            $31.5               $2.8
Patents...............             15.3               12.9
Customer Lists........             22.6                2.2
Other.................              4.7                0.9
                           -----------------------------------
Total.................            $74.1              $18.8
==============================================================
(Dollars in millions)           AS OF DECEMBER 31, 2001
==============================================================
                           Gross Carrying      Accumulated
                               Amount         Amortization
                           -----------------------------------
Technology ...........            $29.9             $1.7
Patents...............             15.3             12.2
Customer Lists........             20.0              1.0
Other.................              1.8              0.4
                           -----------------------------------
Total.................            $67.0            $15.3
==============================================================




Estimated annual amortization expense is $5.5 million in 2002 and 2003 and $4.0 million in each of years 2003 through 2006.

--------------------------------------------------------------------------------
7. OTHER BALANCE SHEET ACCOUNTS
--------------------------------------------------------------------------------

=================================================================
                                          JUNE 30,   December 31,
(Dollars in millions)                        2002         2001
=================================================================
NOTES AND ACCOUNTS RECEIVABLE, NET
Trade receivables, less allowance of
  $4.5 (2001 - $5.7)...............         $319.4     $276.4
Other receivables, less allowances of
  $1.7 (2001 - $1.9)...............           17.1       25.7
                                        ------------------------
                                            $336.5     $302.1
=================================================================
INVENTORIES
Raw materials .....................          $44.8      $39.2
In process ........................           33.9       27.6
Finished products .................          109.2      108.1
General merchandise ...............           25.2       25.8
Less:  Adjustment of certain
  inventories to a last-in/first-out
  (LIFO) basis ....................          (26.1)     (25.9)
                                        ------------------------
                                            $187.0     $174.8
=================================================================
OTHER ASSETS
Deferred pension costs.............         $328.4     $326.1
Deferred charges ..................           39.2       44.9
Long-term receivables, less
  allowances of $0.7 (2001 - $0.6).            2.8        2.8
Investments in unconsolidated
  affiliates.......................            2.5        3.0
Patents, licenses and other
  intangible assets, net ..........           61.9       57.5
Intangible asset - pension related.           19.6       19.6
Other assets ......................            6.8        8.0
                                        ------------------------
                                            $461.2     $461.9
=================================================================

==================================================================
                                           JUNE 30,   December 31,
(DOLLARS IN MILLIONS)                        2002         2001
==================================================================
OTHER CURRENT LIABILITIES
Accrued compensation ..............          $38.1      $39.4
Accrued interest ..................            5.6        4.8
Deferred tax liability ............            0.9        0.8
Customer volume rebates ...........           15.4       19.2
Accrued commissions ...............            6.2        6.1
Accrued reorganization fees .......           11.4        6.4
Other accrued liabilities .........           62.0       51.2
                                         -------------------------
                                            $139.6     $127.9
==================================================================
OTHER LIABILITIES
Pension related ...................         $276.1     $266.5
Other accrued liabilities .........            8.8        8.7
                                         -------------------------
                                            $284.9     $275.2
==================================================================

--------------------------------------------------------------------------------
8. LIFE INSURANCE
--------------------------------------------------------------------------------

Grace is the beneficiary of life insurance policies on certain current and former employees with benefits in force of approximately $2,247.6 million and a net cash surrender value of $87.0 million at June 30, 2002. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years. The following table summarizes activity in these policies for the six months ended June 30, 2002 and 2001 and components of the net cash value at June 30, 2002 and December 31, 2001:

==============================================================
LIFE INSURANCE -
ACTIVITY SUMMARY                      SIX MONTHS ENDED
(Dollars in millions)                      JUNE 30,
==============================================================
                                     2002            2001
                               -------------------------------
Earnings on policy assets.           $22.4           $23.1
Interest on policy loans..           (17.6)          (16.9)
Proceeds from policy loans            --             (48.7)
Policy loan repayments....             3.0            13.8
Net investing activity....             3.6             2.1
                               -------------------------------
  Change in net cash value           $11.4          $(26.6)
==============================================================
Tax-free proceeds received            $9.0           $12.6
==============================================================
COMPONENTS OF                    JUNE 30,      December 31,
NET CASH VALUE                     2002            2001
==============================================================
Gross cash value...........         $462.3          $477.5
Principal - policy loans...         (367.5)         (377.6)
Accrued interest - policy
 loans.....................           (7.8)          (24.3)
                               -------------------------------
   Net cash value..........          $87.0           $75.6
==============================================================
Insurance benefits in force       $2,247.6        $2,291.0
==============================================================

Grace's financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.


--------------------------------------------------------------------------------
9. DEBT
--------------------------------------------------------------------------------


On June 30, 2002, and December 31, 2001, Grace's debt was as follows:

==============================================================
COMPONENTS OF DEBT                  JUNE 30,      December 31,
(Dollars in millions)                 2002           2001
==============================================================

DEBT PAYABLE WITHIN ONE YEAR
Bank borrowings............           $--           $--
Other short-term borrowings            7.3           7.8
                                ------------------------------
                                      $7.3          $7.8
==============================================================
DEBT PAYABLE AFTER ONE YEAR
DIP facility ..............           $--           $--
Other long-term borrowings             --            --
                                ------------------------------
                                      $--           $--
==============================================================
DEBT SUBJECT TO COMPROMISE
Bank borrowings ...........          $500.0        $500.0
Other borrowings ..........             1.1           1.3
Accrued interest ..........            30.6          23.2
                                ------------------------------
                                     $531.7        $524.5
                                ------------------------------
Full-year weighted average
  interest rates on total
  debt ....................            3.7%          5.8%
==============================================================

In April 2001, the Debtors entered into the DIP facility in the aggregate amount of $250 million. The DIP facility has a term of two years, is secured by a priority lien on substantially all assets of the Debtors, and bears interest based on LIBOR. Grace had no outstanding borrowings under the DIP facility as of June 30, 2002. However, $13.5 million of standby letters of credit were issued and outstanding under the facility as of June 30, 2002. The letters of credit, which reduce available funds under the facility, were issued mainly for trade-related matters such as performance bonds, as well as certain insurance and environmental matters.

--------------------------------------------------------------------------------
10. SHAREHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

The Company is authorized to issue 300,000,000 shares of common stock. Of the common stock unissued on June 30, 2002, approximately 12,128,934 shares were reserved for issuance pursuant to stock option and other stock incentive plans. In the first six months of 2002, the Company did not grant any stock options. For the year ended December 31, 2001, the Company granted a total of 1,339,846 options with an average exercise price of $2.53.

For additional information, see Notes 16 and 18 to the Consolidated Financial Statements in Grace's 2001 Form 10-K.

--------------------------------------------------------------------------------
11. EARNINGS PER SHARE
--------------------------------------------------------------------------------

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.


=============================================================
EARNINGS PER SHARE
(Amounts in millions,      THREE MONTHS        SIX MONTHS
except per share               ENDED              ENDED
amounts)                     JUNE 30,           JUNE 30,
=============================================================
                          2002     2001     2002      2001
                        -------------------------------------
NUMERATORS
  Net income ......       $21.2    $23.0     $33.6   $37.6
                        =====================================
DENOMINATORS
  Weighted average
  common shares -
  basic calculation        65.4     65.3      65.4    65.3

  Dilutive effect of
  employee stock
  options and
  restricted shares         0.2      0.1       0.1     0.1
                        -------------------------------------

  Weighted average
  common shares
  diluted calculation      65.6     65.4      65.5    65.4
                        =====================================

BASIC EARNINGS PER
 SHARE ............       $0.32    $0.35     $0.51   $0.58
                        =====================================
DILUTED EARNINGS PER
 SHARE ............       $0.32    $0.35     $0.51   $0.57
=============================================================

--------------------------------------------------------------------------------
12. COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------


The tables below present the pre-tax, tax and after-tax components of Grace's other comprehensive income (loss) for the three-month and six-month periods ended June 30, 2002 and 2001:

=============================================================
THREE MONTHS ENDED                                  After-
JUNE 30, 2002                Pre-tax      Tax         Tax
(Dollars in millions)        Amount     Benefit     Amount
=============================================================
Foreign currency
  translation adjustments      $40.1      $--        $40.1
                            ---------------------------------
Other comprehensive income     $40.1      $--        $40.1
=============================================================
SIX MONTHS ENDED                                    After-
JUNE 30, 2002                Pre-tax      Tax         Tax
(Dollars in millions)        Amount     Benefit     Amount
=============================================================
Foreign currency
  translation adjustments      $32.5      $--        $32.5
                            ---------------------------------
Other comprehensive income     $32.5      $--        $32.5
=============================================================


=============================================================
THREE MONTHS ENDED                                  After-
JUNE 30, 2001                Pre-tax      Tax         Tax
(Dollars in millions)        Amount     Benefit     Amount
=============================================================
Foreign currency
  translation adjustments      $(5.1)      $-         $(5.1)
                            ---------------------------------
Other comprehensive loss       $(5.1)      $-         $(5.1)
=============================================================
SIX MONTHS ENDED                                      After-
JUNE 30, 2001                 Pre-tax      Tax         Tax
(Dollars in millions)          Amount     Benefit     Amount
=============================================================
Unrealized losses on
  security.............        $(0.2)      $0.1       $(0.1)
Reclassification
  adjustment for gains
  realized in net income        (0.2)       0.1        (0.1)
                            ---------------------------------
Net unrealized loss....         (0.4)       0.2        (0.2)
Foreign currency
  translation adjustments      (22.9)       --        (22.9)
                            ---------------------------------
Other comprehensive loss      $(23.3)      $0.2      $(23.1)
=============================================================

The table below presents the components of Grace's accumulated other comprehensive loss at June 30, 2002 and December 31, 2001:

=============================================================
COMPONENTS OF ACCUMULATED
OTHER COMPREHENSIVE LOSS           JUNE 30,     December 31,
(Dollars in millions)                2002           2001
=============================================================

Foreign currency translation
  adjustments .............        $(132.2)      $(164.7)
Minimum pension liability
  adjustments .............         (136.0)       (136.0)
-------------------------------------------------------------
Total accumulated other
  comprehensive loss.......        $(268.2)      $(300.7)
=============================================================

--------------------------------------------------------------------------------
13. COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

ASBESTOS-RELATED LITIGATION - SEE NOTE 3

ENVIRONMENTAL

General Matters and Discussion

Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace accrues for anticipated costs associated with investigative and remediation efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. These accruals do not take into account any discounting for the time value of money. At June 30, 2002, Grace's liability for environmental investigative and remediation costs related to continuing and discontinued operations totaled $146.5 million, as compared to $153.1 million at December

31, 2001. This estimate of environmental cost is based on funding and/or remediation agreements in place and Grace's best estimate of its cost for sites not subject to a formal remediation plan. The amounts of cash expenditures below have been charged against previously established reserves for the periods presented.

=============================================================
                         THREE MONTHS        SIX MONTHS
                             ENDED             ENDED
(Dollars in millions)      JUNE 30,           JUNE 30,
=============================================================
                          2002    2001      2002      2001
                        -------------------------------------
Continuing Operations     $6.9    $5.2     $10.7     $13.6
Discontinued
  Operations.......        --      2.7       0.2       4.4
-------------------------------------------------------------
Total..............       $6.9    $7.9     $10.9     $18.0
=============================================================

In addition to the cash payments, Grace's environmental liability decreased $1.5 million during the second quarter due to draws on letters of credit supporting environmental remediation activity. The draws were reclassified to "other" liabilities subject to compromise. During the three-month and six-month periods ended June 30, 2002, Grace recorded pre-tax charges of $2.0 million and $5.8 million, respectively, primarily for remediation and defense costs at previously operated vermiculite mining and processing sites. The environmental risks related to Grace's former vermiculite mining and processing activities could result in material future charges to Grace's earnings, the amounts of which are not currently determinable. (See discussion under "Vermiculite Related Matters" below.)

Grace's environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. These liabilities are evaluated based on currently available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, existing technology, prior experience in contaminated site remediation and the apportionment of costs among potentially responsible parties. Grace expects that the funding of environmental remediation activities will be affected by the Chapter 11 proceedings, but cannot predict at this time if such proceedings will have a favorable or adverse effect; any such effect could be material. Grace's environmental liabilities are included in "Liabilities subject to compromise" as of June 30, 2002.


Vermiculite Related Matters

From the 1920's until 1990, Grace and previous owners conducted vermiculite mining and related activities near Libby, Montana. The vermiculite ore that was mined contained varying amounts of asbestos as a contaminant, almost all of which was removed during processing. Expanded vermiculite from Libby was used in products such as fireproofing, insulation and potting soil. In November 1999, Region 8 of the U.S. Environmental Protection Agency ("EPA") began an investigation into alleged excessive levels of asbestos-related disease in the Libby population related to these former mining activities. This investigation led the EPA to undertake additional investigative activity and to carry out remedial actions in and around Libby. On March 30, 2001, the EPA filed a lawsuit in U.S. District Court for the District of Montana, Missoula Division (United States v. W. R. Grace & Company et al.) under the Comprehensive Environmental Response, Compensation and Liability Act for the recovery of costs allegedly incurred by the United States in response to the release or threatened release of asbestos in the Libby, Montana area relating to such former mining activities. These costs include cleaning and/or demolition of contaminated buildings, the excavation and removal of contaminated soil, health screening of Libby residents and former mine workers, and investigation and monitoring costs. In this action, the United States is also seeking a declaration of Grace's liability that would be binding in future actions to recover further response costs.

The EPA also has proposed that Libby be added to the EPA's National Priorities List of Superfund sites. The EPA has reported that it has spent approximately $44.1 million in response costs in and around Libby through December 2001 and expects to have committed $60 million by the end of 2002. Grace expects that the EPA will incur additional response costs after 2002. The EPA has approved an Action Memorandum Amendment dated May 2, 2002 that increases the EPA's spending authority and expands the scope of proposed remedial action to include the removal of Libby vermiculite (including ZAI) from businesses and private residences in the Libby area. Grace believes that projected spending under the Action Memorandum Amendment, when combined with the EPA's previous and committed expenditures, could bring the EPA's total cost recovery claim against Grace to $100 million or more.

At this time Grace has accrued only for the expected defense costs of this lawsuit. In connection with its defense, Grace is conducting its own investigation to determine whether the EPA's actions and cost claims are justified and reasonable. Grace believes, based on preliminary findings, that certain of the EPA's actions and spending have been unwarranted and excessive. Upon completion of its investigation, Grace expects that it will have sufficient information to estimate a probable liability for recovery costs, which liability could be significant. This lawsuit is not subject to the automatic stay provided under the Bankruptcy Code and is expected to be tried during the first quarter of 2003. Any liabilities for recovery costs would be included in liabilities subject to compromise and recovery would be subject to the outcome of the Chapter 11 proceedings.

Since January 2000, Grace has expended approximately $10 million for remediation of certain Libby area vermiculite processing sites and for healthcare of Libby area residents diagnosed with asbestos-related illness.

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

TAX MATTERS

Grace's federal tax returns covering tax periods from 1993 and forward are either under examination by the Internal Revenue Service ("IRS") or open for future examination. Grace has received the IRS examination report on tax periods 1993 through 1996. The most significant contested issue addressed in such report is discussed in the next paragraph. Grace believes that previously established reserves for tax matters will be sufficient to cover the expected net cost of probable tax return adjustments. Any cash payment to satisfy tax adjustments would be subject to Grace's Chapter 11 proceedings.

The IRS is challenging deductions of interest on loans secured by corporate owned life insurance (COLI) policies for years prior to January 1, 1999. In 2000, Grace paid $21.2 million of tax and interest related to this issue for tax years 1990 through 1992. Subsequent to 1992, Grace deducted approximately $163.2 million in interest attributable to COLI policy loans. Grace will contest this and any future IRS assessments on the grounds that these insurance policies and related loans had, and continue to have a valid business purpose, that the COLI policies have economic substance and that interest deductions claimed were in compliance with tax laws in effect at the time. Grace has requested and received early referral to the IRS Office of Appeals and expects its case to be heard within several months. Grace has accrued for potential tax and interest liability related to the likely challenge of this tax position and continues to accrue interest as part of the quarterly tax provision.

The IRS has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1995 against a Grace subsidiary that formerly operated a temporary staffing business for nurses and other healthcare personnel. The assessments, aggregating $21.8 million, were made in connection with a meal and incidental expense per diem plan for traveling healthcare personnel, which was in effect through 1999. The IRS contends that certain per diem reimbursements should have been treated as wages subject to employment taxes and federal income tax withholding. Grace contends that its per diem and expense allowance plans were in accordance with statutory and regulatory requirements, as well as other published guidance from the IRS. Grace expects that the IRS will make additional assessments for the 1996 through 1999 periods. The matter is currently pending in the United States Court of Claims.

Grace has received notification from a foreign taxing authority assessing tax deficiencies plus interest relating to the purchase and sale of foreign bonds in 1989 and 1990. This assessment, totaling $10.5 million, is related to the Bekaert Group, which Grace sold in 1991, but as to which Grace retained liability for tax deficiencies attributable to tax periods prior to the sale. The matter is currently before the foreign authorities; no decision has been rendered.

As a result of Grace's Chapter 11 filing, certain tax matters related to open tax years, including COLI interest deductions, could become the direct obligations of predecessor companies that now own Grace's former healthcare and packaging businesses. One or both of these companies could be directly liable to tax authorities for Grace's tax deficiencies. Pursuant to agreements relating to each transaction, Grace is generally required to indemnify both parties for taxes relating to periods prior to the closing of such transactions. Any indemnification obligation that arises as a result of these matters would be classified as a liability subject to compromise and subject to the Chapter 11 proceedings.

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

FINANCIAL ASSURANCES

At June 30, 2002, Grace had gross financial assurances issued and outstanding of $239.3 million, comprised of $135.2 million of gross surety bonds issued by various insurance companies and $104.1 million of standby letters of credit issued by various banks. Of the standby letters of credit, $19.7 million act as collateral for surety bonds, thereby reducing Grace's overall obligations under its financial assurances to a net amount of $219.6 million. These financial assurances were established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. Of the net amount of $219.6 million of financial assurances, approximately $9.4 million were issued by non-Debtor entities and $210.2 million were issued by the Debtors. Of the amounts issued by the Debtors, approximately $196.3 million were issued before the Filing Date, with the remaining $13.9 million being issued subsequent to the Filing, of which $13.5 million was issued under the DIP facility.

ACCOUNTING FOR CONTINGENCIES

Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under generally accepted accounting principles. As a result of the Filing, claims related to the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "Liabilities subject to compromise" on the accompanying Consolidated Balance Sheet as of June 30, 2002. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded by Grace at June 30, 2002.

--------------------------------------------------------------------------------
14. BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

The table below presents information related to Grace's business segments for the three-month and six-month periods ended June 30, 2002 and 2001. Only those corporate expenses directly related to the segment are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such. Pre-tax operating income for Davison Chemicals includes Grace's equity income in Advanced Refining Technologies ("ART"), a catalyst products joint venture between Grace and Chevron Products Company, a unit of ChevronTexaco, Inc. For further information concerning ART, refer to Note 6 to the Consolidated Financial Statements in Grace's 2001 Form 10-K.

==============================================================
                            THREE MONTHS         SIX MONTHS
BUSINESS SEGMENT DATA           ENDED              ENDED
(Dollars in millions)         JUNE 30,            JUNE 30,
==============================================================
                           2002      2001      2002      2001
                        --------------------------------------
NET SALES
Davison Chemicals..       $244.3  $232.7      $459.7   $431.1
Performance Chemicals      227.3   217.6       425.4    414.9
                        --------------------------------------
TOTAL..............       $471.6  $450.3      $885.1   $846.0
                        ======================================
PRE-TAX OPERATING
  INCOME
Davison Chemicals..       $ 39.5  $ 36.9      $ 66.4   $ 61.2
Performance Chemicals       29.3    30.5        48.9     48.3
                        --------------------------------------
TOTAL..............       $ 68.8  $ 67.4      $115.3   $109.5
==============================================================

The table below presents information related to the geographic areas in which Grace operated for the three-month and six-month periods ended June 30, 2002 and 2001.

===============================================================
                          THREE MONTHS          SIX MONTHS
GEOGRAPHIC AREA DATA          ENDED               ENDED
(Dollars in millions)       JUNE 30,            JUNE 30,
===============================================================
                         2002      2001      2002      2001
                        ---------------------------------------

NET SALES
  United States....       $216.6  $215.4     $408.7    $414.4
  Canada and Puerto
    Rico.............       12.9    13.5       25.0      22.0
  Europe...........        139.6   119.2      263.4     226.8
  Asia Pacific.....         74.7    78.8      134.7     132.9
  Latin America....         27.8    23.4       53.3      49.9
                        ---------------------------------------
TOTAL..............       $471.6  $450.3     $885.1    $846.0
===============================================================

The pre-tax operating income for Grace's business segments for the three-month and six-month periods ended June 30, 2002 and 2001 is reconciled below to income before Chapter 11 reorganization expenses and income taxes presented in the accompanying Consolidated Statement of Operations.

===============================================================
RECONCILIATION OF
BUSINESS SEGMENT DATA
TO FINANCIAL              THREE MONTHS         SIX MONTHS
STATEMENTS                    ENDED               ENDED
(Dollars in millions)        JUNE 30,            JUNE 30,
===============================================================
                           2002     2001      2002       2001
                        ---------------------------------------
Pre-tax operating
  income - business
  segments..........      $68.8    $67.4    $115.3     $109.5
Interest expense ...       (5.6)   (12.7)    (10.4)     (21.7)
Interest income.....        0.8      0.9       1.6        2.7
Corporate operating
  costs.............      (12.2)    (9.9)    (24.9)     (23.0)
Other net...........       (3.1)     0.9      (6.0)       8.5
                        ---------------------------------------
Income before Chapter
  11 reorganization
  expenses and income
  taxes ............      $48.7    $46.6    $ 75.6     $ 76.0
===============================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

--------------------------------------------------------------------------------
DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

Grace is engaged in specialty chemicals and specialty materials businesses on a global basis. Its business segments are Davison Chemicals, which produces catalyst and silica products, and Performance Chemicals, which produces construction chemicals, building materials and sealants and coatings.

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

Consequence of Filing - As a consequence of the Filing, pending litigation against the Debtors from pre-petition matters is generally stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to realize its pre-petition claims except pursuant to an order of the Bankruptcy Court.

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

As provided by the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization for a 120-day period following the Filing Date. The Debtors have received an extension of their exclusivity period during which to file a plan of reorganization through August 1, 2002, and an extension of the Debtors' exclusive rights to solicit acceptances of a reorganization plan through October 1, 2002. The Debtors have filed a motion to extend the exclusivity period through February 1, 2003.

Three creditors' committees, two representing asbestos claimants and the third representing other unsecured creditors, and a committee representing shareholders have been appointed in the Chapter 11 Cases. These committees will have the right to be heard on all matters that come before the Bankruptcy Court, and, together with a legal representative of future asbestos claimants (whom Grace expects to be appointed by the Bankruptcy Court in the near future), are likely to play important roles in the Chapter 11 Cases. The Debtors are required to bear certain of the committees' and the future asbestos claimants representative's costs and expenses, including those of their counsel and financial advisors.

In November 2001, the Debtors' Chapter 11 Cases, as well as the Chapter 11 Cases of four unrelated companies with asbestos-related claims, were assigned to Judge Alfred M. Wolin, a senior federal judge who sits in Newark, New Jersey. An additional asbestos-related Chapter 11 case was assigned to Judge Wolin in March 2002. Judge Wolin will preside over the asbestos bodily injury matters affecting all six companies and, at his choice, certain other asbestos-related lawsuits particular to Grace. Judge Judith Fitzgerald, a U.S. Bankruptcy judge from the Western District of Pennsylvania, sitting in Wilmington, Delaware, will preside over the Debtors' other bankruptcy matters.

At a hearing on April 22, 2002 the Bankruptcy Court entered an order establishing a bar date of March 31, 2003 for claims of general unsecured creditors, asbestos property damage claims and medical monitoring claims related to asbestos. The bar date does not apply to asbestos-related bodily injury claims or claims related to Zonolite(R) attic insulation ("ZAI"), which will be addressed separately. Grace has distributed notices and run media announcements of the bar date under a program approved by the Bankruptcy Court. Rust Counseling, the court-approved claims handling agent for the Chapter 11 Cases, is maintaining a register of all claims filed. As claims are filed, Grace will be cataloguing and assessing their validity.

In July 2002, the Bankruptcy Court approved special counsel to represent the ZAI claimants, at the Debtors' expense, in a proceeding to determine certain threshold scientific issues regarding ZAI. The court set a litigation schedule that would result in a hearing on these issues in the third quarter of 2003.

The Bankruptcy Court has set a September 30, 2002 trial date to determine whether the 1998 transaction involving Grace's former packaging business and Sealed Air Corporation constituted a fraudulent conveyance.

Impact on Debt Capital - All of the Debtor's pre-petition debt is in default due to the Filing. The accompanying Consolidated Balance Sheet as of June 30, 2002 reflects the classification of the Debtors' pre-petition debt within "Liabilities subject to compromise."

The Debtors have entered into a debtor-in-possession post-petition loan and security agreement with Bank of America, N.A. (the "DIP facility") in the aggregate amount of $250 million. The DIP facility has a term expiring in April 2003 and bears interest under a formula based on the London Inter-Bank Offered Rate ("LIBOR") plus 2.00 to 2.25 percentage points depending on the level of loans outstanding.

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

Pursuant to SOP 90-7, Grace's pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of June 30, 2002, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments) as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation and other claims). The recorded amounts of such liabilities generally reflect accounting measurements as of the Filing Date, adjusted as warranted, for changes in facts and circumstances and/or rulings under Grace's Chapter 11 proceedings subsequent to the Filing. (See Note 2 to the Consolidated Financial Statements for detail of the

"Liabilities subject to compromise" as of June 30, 2002, and as of the Filing Date.) Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheet based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

During the six-month period ended June 30, 2002, the Debtors recorded Chapter 11 reorganization expenses of $12.8 million.

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

o Depreciation and amortization periods for long-lived assets including property and equipment and intangible assets.

o Realization values of various assets such as receivables, inventories, goodwill, insurance and tax attributes.

The accuracy of these and other estimates may also be materially affected by developments in the Chapter 11 Cases.


--------------------------------------------------------------------------------
CONTINUING OPERATIONS
--------------------------------------------------------------------------------

Set forth below is a chart that lists key operating statistics and percentage changes for the three-month and six-month periods ended June 30, 2002 and 2001, which should be referenced when reading management's discussion and analysis of the results of continuing operations.

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

====================================================================================================================================
ANALYSIS OF CONTINUING OPERATIONS                        THREE MONTHS ENDED                           SIX MONTHS ENDED
 (Dollars in millions)                                        JUNE 30,                                    JUNE 30,
====================================================================================================================================
                                                                             % Change                                    % Change
                                                  2002          2001       Fav (Unfav)        2002           2001       Fav (Unfav)
                                              --------------------------------------------------------------------------------------
NET SALES
    DAVISON CHEMICALS
    Catalyst products....................         $176.7       $167.0           5.8%         $330.4         $309.7         6.7%
    Silica products......................           67.6         65.7           2.9%          129.3          121.4         6.5%
                                              --------------------------------------------------------------------------------------
  TOTAL DAVISON CHEMICALS................          244.3        232.7           5.0%          459.7          431.1         6.6%
                                              --------------------------------------------------------------------------------------
    PERFORMANCE CHEMICALS
    Construction chemicals...............          103.5         92.9          11.4%          185.4          170.9         8.5%
    Building materials...................           60.3         62.6          (3.7%)         117.7          120.4        (2.2%)
    Sealants and coatings................           63.5         62.1           2.3%          122.3          123.6        (1.1%)
                                              --------------------------------------------------------------------------------------
  TOTAL PERFORMANCE CHEMICALS............          227.3        217.6           4.5%          425.4          414.9         2.5%
                                              --------------------------------------------------------------------------------------
TOTAL GRACE SALES - CORE OPERATIONS......         $471.6       $450.3           4.7%         $885.1         $846.0         4.6%
====================================================================================================================================
PRE-TAX OPERATING INCOME:
    Davison Chemicals....................         $ 39.5       $ 36.9           7.0%         $ 66.4         $ 61.2         8.5%
    Performance Chemicals................           29.3         30.5          (3.9%)          48.9           48.3         1.2%
    Corporate operating costs............          (12.2)        (9.9)        (23.2%)         (24.9)         (23.0)       (8.3%)
                                              --------------------------------------------------------------------------------------
PRE-TAX INCOME FROM CORE OPERATIONS......           56.6         57.5          (1.6%)          90.4           86.5         4.5%
                                              --------------------------------------------------------------------------------------
PRE-TAX (LOSS) INCOME FROM NONCORE ACTIVITIES       (3.1)         0.9          NM              (6.0)           8.5        NM
Interest expense.........................           (5.6)       (12.7)         55.9%          (10.4)         (21.7)       52.1%
Interest income..........................            0.8          0.9         (11.1%)           1.6            2.7       (40.7%)
                                              --------------------------------------------------------------------------------------
INCOME BEFORE CHAPTER 11 REORGANIZATION
   EXPENSES AND INCOME TAXES.............           48.7         46.6           4.5%           75.6           76.0        (0.5%)
Chapter 11 reorganization expenses, net..           (8.4)        (4.3)        (95.3%)         (12.8)          (7.2)      (77.8%)
Provision for income taxes ..............          (19.1)       (19.3)          1.0%          (29.2)         (31.2)        6.4%
                                              --------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS........         $ 21.2       $ 23.0          (7.8%)        $ 33.6         $ 37.6       (10.6%)
====================================================================================================================================
NET SALES BY REGION:
North America............................         $229.5       $228.9           0.3%         $433.7         $436.4        (0.6%)
Europe...................................          139.6        119.2          17.1%          263.4          226.8        16.1%
Asia Pacific.............................           74.7         78.8          (5.2%)         134.7          132.9         1.4%
Latin America............................           27.8         23.4          18.8%           53.3           49.9         6.8%
                                              --------------------------------------------------------------------------------------
TOTAL....................................         $471.6       $450.3           4.7%         $885.1         $846.0         4.6%
====================================================================================================================================
   NM = Not meaningful.


NET SALES

The following tables identify the increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation.

===============================================================
                       THREE MONTHS ENDED JUNE 30, 2002 AS A
NET SALES               PERCENTAGE INCREASE (DECREASE) FROM
VARIANCE ANALYSIS        THREE MONTHS ENDED JUNE 30, 2001
===============================================================
                      VOLUME   PRICE/MIX  TRANSLATION   TOTAL
                     ------------------------------------------

Davison Chemicals       1.1%       3.4%        0.5%       5.0%
Performance
  Chemicals .....       6.4%      (0.8%)      (1.1%)      4.5%
Net sales........       3.7%       1.3%       (0.3%)      4.7%
---------------------------------------------------------------
By Region:
  North America..      (1.9%)      2.2%       --          0.3%
  Europe.........      14.6%       0.8%        1.7%      17.1%
  Asia Pacific...      (1.8%)     (3.7%)       0.3%      (5.2%)
  Latin America..      20.6%      13.9%      (15.6%)     18.9%
===============================================================

===============================================================
                        SIX MONTHS ENDED JUNE 30, 2002 AS A
NET SALES             PERCENTAGE INCREASE (DECREASE) FROM SIX
VARIANCE ANALYSIS           MONTHS ENDED JUNE 30, 2001
===============================================================
                      VOLUME   PRICE/MIX  TRANSLATION   TOTAL
                     ------------------------------------------

Davison Chemicals       5.5%       2.3%       (1.2%)      6.6%
Performance
  Chemicals .....       5.5%      (1.0%)      (2.0%)      2.5%
Net sales........       5.5%       0.7%       (1.6%)      4.6%
---------------------------------------------------------------
By Region:
  North America..       0.5%      (1.0%)      (0.1%)     (0.6%)
  Europe.........      14.6%       3.8%       (2.3%)     16.1%
  Asia Pacific...       4.7%      (1.6%)      (1.7%)      1.4%
  Latin America..       9.3%       8.7%      (11.1%)      6.9%
===============================================================

Three Months Ended June 30, 2002

Grace's net sales increased 4.7% to $471.6 million in the three-month period ended June 30, 2002 compared with the same period in 2001. The second quarter was favorably impacted by continued strong demand for refining catalysts, and by revenue from bolt-on acquisitions in catalyst products and construction chemicals. Acquisitions contributed $13.9 million or 3.0 percentage points of the sales growth. The impact from foreign currency translation occurred principally in Latin

America, where sales, reported in U.S. dollars, were adversely affected by 15.6%. During the quarter, silica products and sealants and coatings experienced volume increases driven by growth initiatives.

Six Months Ended June 30, 2002

Grace's net sales increased 4.6% to $885.1 million during the six-month period ended June 30, 2002 compared with the same period in 2001. Sales were favorably impacted by strong demand for refining catalysts, and by revenue from bolt-on acquisitions in catalyst products, silica products and construction chemicals. Acquisitions contributed $29.7 million or 3.4 percentage points of the sales growth. The impact from foreign currency translation occurred primarily in Latin America, where sales, reported in U.S. dollars, were adversely affected by 11.1%.

During the six months ended June 30, 2002, all product groups experienced volume growth. Catalyst volumes were strong due to increased hydroprocessing catalyst sales from the ART joint venture. Silica products sales reflect the addition of two acquisitions during the first quarter of 2001 and volume increases in coatings. Construction chemical volume growth in Europe was driven by the acquisition of Pieri S.A. in July 2001.

PRE-TAX INCOME FROM CORE OPERATIONS

Pre-tax income from core operations comprises the business segment results of Davison Chemicals and Performance Chemicals offset by corporate operating costs. Pre-tax income from core operations was $56.6 million for the second quarter of 2002, compared with $57.5 million for the second quarter 2001, a 1.6% decrease. The profit on added sales in the second quarter of 2002 was offset by $7.4 million in aggregate added costs for facility rationalizations in the Performance Chemicals segment and higher pension expense due to poor equity market performance. Pre-tax income from core operations was $90.4 million for the six months ended June 30, 2002, compared with $86.5 million for the same period in 2001, a 4.5% increase, driven largely by sales increases.

PRE-TAX INCOME (LOSS) FROM NONCORE ACTIVITIES

Expense from noncore activities totaled $3.1 million for the second quarter of 2002, compared with income of $0.9 million for the prior year period. The expense from noncore activities included an accrual for legal and environmental matters, as well as pension and other postretirement benefits for former employees of divested businesses. These expenses were offset by income from the Company's life insurance policies. The recorded income in 2001 was also attributable to life insurance policies partially offset by pension expenses related to former employees of divested businesses.

Expense from noncore activities totaled $6.0 million for the six months ended June 30, 2002, compared with income of $8.5 million for the prior year period. The expense from noncore activities for 2002 included pension and other postretirement benefits for former employees of divested businesses as well as an accrual for legal and environmental matters primarily related to Grace's former operations in Libby, Montana, offset by income from the company's life insurance policies. Income in 2001 included $7.7 million from the sale of Grace's remaining interest in Cross Country Staffing and income from the company's life insurance policies.

REORGANIZATION EXPENSES

Net reorganization expenses of $8.4 million and $12.8 million, for the three months and six months ended June 30, 2002, consist primarily of legal and consulting fees incurred by Grace and three creditors' committees related to the Chapter 11 Filing. Grace believes that reorganization expenses will continue between $8 to $10 million a quarter for the foreseeable future.

INTEREST AND INCOME TAXES

Net interest expense for the three months ended June 30, 2002 was $4.8 million, a decrease of 59.3% from net interest expense of $11.8 million in 2001. Net interest expense for the six months ended June 30, 2002 was $8.8 million, a decrease of 53.7% from net interest expense of $19.0 million in 2001. These decreases are attributable to a declining interest rate environment and lower borrowing levels. Grace is continuing to accrue interest expense on its pre-petition debt at the pre-petition contractual rate, which amounted to $4.0 million and $7.4 million in the three-month and six-month periods ended June 30, 2002.

Grace's provision for income taxes at the federal corporate rate of 35% was $26.5 million for the six months ended June 30, 2002. The primary difference between this amount and the overall provision for income taxes of $29.2 million is attributable to current period interest on tax contingencies and the non-deductibility of certain Chapter 11 reorganization expenses.

DAVISON CHEMICALS

Business Description

The Davison Chemicals segment is a leading global supplier of catalyst and silica products. Catalyst products represented approximately 37% of Grace's 2002 second quarter sales (37% - 2001). This segment includes fluid cracking catalysts and additives used in petroleum refineries to convert distilled crude oil into transportation fuels and other petroleum-based products; hydroprocessing catalysts, which upgrade heavy oils and remove certain impurities; polyolefin catalysts, which are essential components in the manufacture of polyethylene and polypropylene used in products such as plastic film, high-performance plastic pipe and other plastic parts; and chemical catalysts, which are used in a variety of chemical processes. Silica products, which represented 14% of Grace's 2002 second quarter sales (15% - 2001), are used in a wide range of industrial and consumer applications such as coatings, food processing, plastics, adsorbents, personal care products and biotechnology separations.

Recent Acquisitions and Joint Ventures

In January 2002, Grace, through its Swedish subsidiary, acquired the catalyst manufacturing assets of Borealis A/S, which has been integrated into Grace's global polyolefin catalysts business.

Three Months Ended June 30, 2002

Sales for the Davison Chemicals segment during the three months ended June 30, 2002 were $244.3 million, up 5.0% from the prior year period. Acquisitions accounted for $4.8 million or 2.0 percentage points of the sales growth. Operating income was $39.5 million, up 7.0% from the prior year period, and operating margin of 16.2% was 0.3 percentage points favorable to the prior year period. Operating income and margins were favorably impacted by lower energy costs and improved productivity in the second quarter of 2002 compared with the second quarter of 2001, offset by higher labor and raw material costs.

Sales in North America were up 3.8%, sales in Europe were up 12.9%, sales in Asia Pacific were down 11.3% and sales in Latin America were up 31.6%. In North America the increase occurred primarily due to strong demand for refining catalysts and favorable sales patterns of hydroprocessing catalysts. In Europe, the increase was driven by added sales of refining catalysts and additives and silica coatings applications, along with an acquisition in polyolefin catalysts in the first quarter of 2002. The increase in Latin America was primarily due to strong refining catalyst environment in the region.

Sales of catalyst products were up 5.8% compared with 2001. This increase primarily reflected demand for refining catalysts to meet higher gasoline production and other refinery requirements, as well as a first quarter 2002 acquisition in polyolefin catalysts. Sales of silica products were up 2.9% for the period primarily from added volume in North America and Europe.

Six Months Ended June 30, 2002

Sales for the Davison Chemicals segment during the six months ended June 30, 2002 were $459.7 million, up 6.6% from the prior year period. Acquisitions accounted for $14.3 million or 3.1 percentage points of the sales growth. Operating income was $66.4 million, up 8.5% from the prior year period, and operating margin of 14.4% was 0.2 percentage points favorable to the prior year period. Operating income was favorably impacted by lower energy costs and improved productivity, offset by higher labor and raw material costs.

Sales in North America were up 1.8%, sales in Europe were up 14.4%, sales in Asia Pacific were up 2.4% and sales in Latin America were up 9.1%. In North America the increase was primarily attributable to order patterns of hydroprocessing catalysts offset by a decrease in chemical catalysts. In Europe, the increase was driven by refining catalysts and additives and silica coatings applications, along with an acquisition in polyolefin catalysts completed in the first quarter of 2002. The increase in Asia Pacific and Latin America was primarily due to strong refining catalyst demand in those regions.

Sales of catalyst products were up 6.7% from higher demand for refining catalysts to meet increased gasoline usage and other refinery requirements, along with a first quarter 2002 acquisition in polyolefin catalysts. Sales of silica products were up 6.5% for the period primarily from growth programs in coatings applications and added volume in Latin America and Europe.

PERFORMANCE CHEMICALS

Business Description

The major product groups of the Performance Chemicals segment are specialty construction chemicals and specialty building materials, which are used primarily by the nonresidential construction industry; and container sealants and coatings for food and beverage packaging, and other related products. Construction chemicals, which represented 22% of Grace's 2002 second quarter sales (20% - 2001), add strength, control corrosion, and enhance the handling and application of concrete, and reduce the manufacturing cost and improve the quality of cement. Building materials, which represented 13% of Grace's 2002 second quarter sales (14% - 2001), prevent water damage to structures and protect structural steel against collapse due to fire. Sealants and coatings products, which represented 14% of Grace's 2002 second quarter sales (14% - 2001), are used to seal beverage and food cans, and glass and plastic bottles, and protect metal packaging from corrosion and the contents from the influences of metal.

Recent Acquisitions and Joint Ventures

In March 2002, Grace acquired Addiment, Incorporated, a leading supplier of specialty chemicals to the concrete paver and masonry industries in the U.S. and Canada which has been integrated into the construction chemicals product line.

Three Months Ended June 30, 2002

Sales for the Performance Chemicals segment for the three months ended June 30, 2002 were $227.3 million, up 4.5% from the prior year period. Acquisitions accounted for $9.1 million, or 4.2 percentage points of the sales growth. Operating income was $29.3 million, down 3.9% from $30.5 million in the prior year period, and operating margin of 12.9% was 1.1 percentage points unfavorable to the prior year period. Costs associated with facility rationalizations, which amounted to $4.1 million for transfer and consolidation of certain sites in the U.S. and England, unfavorably impacted operating income and margins in the second quarter of 2002 compared with the second quarter of 2001.

Sales in North America were down 2.2%, sales in Europe were up 25.0%, sales in Asia Pacific were up 4.3% and sales in Latin America were up 9.0%. In North America the declines occurred primarily in construction chemicals and building materials reflecting the softness in North American construction activity. In Europe, strong sales in construction chemicals were attributable to the Pieri acquisition, while the region continues to experience strong sales for building materials in both waterproofing and fireproofing along with higher sales of container sealants. Sales increases in Asia and Latin America are attributable to volume in construction chemicals, partially offset by small declines in sealants and coatings.

Sales of construction chemicals were up 11.4% primarily from acquisitions, offset by reduced commercial construction activity in North America. All other regions delivered strong increases, reflecting the impact of an acquisition in Europe, and growth initiatives in key economies worldwide. Sales of building materials were down 3.7% with lower sales in waterproofing and fireproofing due to timing of projects and unfavorable weather conditions. Sales of sealants and coatings were up 2.3% from strong sales of coatings in all regions.

Six Months Ended June 30, 2002

Sales for the Performance Chemicals segment for the six months ended June 30, 2002 were $425.4 million, up 2.5% from the prior year period. Acquisitions accounted for $15.4 million, or 3.6 percentage points of the sales growth. Operating income was $48.9 million, up 1.2% from the prior year period, and operating margin of 11.5% was 0.1 percentage points unfavorable to the prior year period. Operating margin was reduced by the costs associated with facility rationalizations.

Sales in North America were down 2.4%, sales in Europe were up 19.3%, sales in Asia Pacific were down 0.1% and sales in Latin America were up 4.9%. In North America the declines occurred primarily in construction chemicals and building materials reflecting the softness in North American construction activity, with sealants and coatings remaining consistent with prior year. In Europe, added sales reflect the Pieri acquisition and growth in building materials and sealants and coatings. Asia Pacific showed declines in building materials and sealants and coatings products offset by growth in construction chemicals. Latin American sales were up from higher sales in construction chemicals, partially offset by small declines in sealants and coatings.

Sales of construction chemicals were up 8.5% driven primarily by acquisitions. Sales of building materials were down 2.2% with lower sales in waterproofing and fireproofing due to timing of projects and unfavorable weather conditions. Sales of sealants and coatings were down 1.1% primarily from the negative effects of currency translation in Latin America. Excluding the impact of currency translation, sales were up 4.5% reflecting higher sales in all product groups.

CORPORATE OPERATING COSTS

Corporate operating costs include expenses incurred by corporate headquarters functions in support of core operations. Corporate operating costs in the second quarter of 2002 were $12.2 million, compared with $9.9 million in second quarter 2001, a 23.2% increase, caused primarily by an increase in pension expense to account for the poor performance of the equity markets.

Corporate operating costs for the six-month period were $24.9 million, compared with $23.0 million in 2001, an 8.3% increase, also due to added pension costs.

The decline in value of the U.S. and global equity markets coupled with a decline in interest rates, primarily over the past 12 months, created a shortfall between accounting measurements of Grace's U.S. salaried qualified pension obligations and the market value of dedicated pension assets. This condition required a balance sheet adjustment in shareholders' equity (deficit) at December 31, 2001 of $124.4 million, and increased Grace's pension expense charged to core operations by approximately $3.3 million and $6.9 million in the second quarter and first six months of 2002, respectively.

FINANCIAL POSITION AND CASH FLOWS

=============================================================
CORE OPERATIONS                     JUNE 30,     December 31,
(Dollars in millions)                 2002          2001
-------------------------------------------------------------
BOOK VALUE OF INVESTED CAPITAL
Receivables......................  $  334.6      $  296.3
Inventory........................     187.0         174.8
Properties and equipment, net....     606.0         582.9
Intangible assets and other......     595.0         616.8

                                  ---------------------------
ASSETS SUPPORTING CORE OPERATIONS   1,722.6       1,670.8
Accounts payable and accruals....    (393.2)       (371.2)
                                  ---------------------------
CAPITAL INVESTED IN CORE
OPERATIONS.......................  $1,329.4       $1,299.6
After-tax return on average
 invested capital (trailing
 twelve months)..................       9.4%          9.6%
=============================================================
                                       SIX MONTHS ENDED
                                           JUNE 30,
                                  ---------------------------
CASH FLOWS:                           2002          2001
                                  ---------------------------
Pre-tax operating income.........   $  90.4       $  86.5
Depreciation and amortization....      46.1          45.1
                                  ---------------------------
PRE-TAX EARNINGS BEFORE
 DEPRECIATION AND AMORTIZATION ..     136.5         131.6
Working capital and other changes     (23.4)       (110.1)
                                  ---------------------------
CASH FLOW BEFORE INVESTING.......     113.1          21.5
Capital expenditures.............     (32.0)        (26.8)
Businesses acquired..............     (25.0)        (56.5)
                                  ---------------------------
NET CASH FLOW FROM CORE
OPERATIONS.......................   $  56.1       $ (61.8)
=============================================================

Grace had a net asset position supporting its core operations of $1,329.4 million at June 30, 2002, compared with $1,299.6 million at December 31, 2001 (including the cumulative translation account reflected in Shareholders' Equity (Deficit) of $132.2 million for 2002 and $164.7 million for 2001). The increase in invested capital supporting core operations was due to:

a) An increase of $38.3 million in receivables: $8.5 million was attributable to currency translation primarily European and Asian receivables reflecting the weaker dollar; $12.6 million was attributable to higher sales in second quarter of 2002 versus fourth quarter of 2001, $1.6 million was attributable to acquisitions, and $15.6 million was attributable to an increase in days sales outstanding.

b) An increase of $12.2 million in inventory: $5.8 million was attributable to translation primarily of European and Asian inventories at weaker dollar rates; and $6.4 million reflected added quantities from acquisitions and from build-up consistent with Grace's seasonal sales cycle.

c) An increase in property, equipment and intangibles due to currency translation and capital invested in property and acquisitions.

After-tax return on capital invested in core operations decreased by 0.2 percentage points in the six-month period of 2002, due to a proportionately higher investment base compared to relatively flat earnings. Net cash flows from core operations increased primarily from the easing of working capital pressures that began prior to the Filing. In addition, a 4.5% increase in pre-tax income from core operations, and lower cash spending on businesses acquired, added to net cash flow.

--------------------------------------------------------------------------------
FINANCIAL CONDITION
--------------------------------------------------------------------------------

EFFECT OF CHAPTER 11

As described under "Voluntary Bankruptcy Filing" the Company and its principal U.S. operating subsidiary are debtors-in-possession under Chapter 11 of the Bankruptcy Code. Grace's non-U.S. subsidiaries, although not part of the Filing, are owned directly or indirectly by the Company or other filing entities. Consequently, it is likely that a Chapter 11 reorganization plan will involve the combined value of Grace's global businesses and its other assets to fund (with cash and/or securities) Grace's obligations as adjudicated through the bankruptcy process. Grace has analyzed its cash flow and capital needs to continue to fund its businesses and believes that, while in Chapter 11, sufficient cash flow and credit facilities are available to support its business strategy.

The following sections address Grace's financial condition in more detail and describe the major contingencies that are being addressed as part of the Chapter 11 process. Grace's ability to present a plan of reorganization to the Bankruptcy Court depends largely on the timing of resolution of these contingencies.

NONCORE LIABILITIES AND CONTINGENCIES

Grace has a number of financial exposures originating from past businesses, products and events. These obligations arose from transactions and/or business practices that date back to when Grace was a much larger company, when it produced products or operated businesses that are no longer part of its revenue base, and when government regulations and scientific knowledge were much less advanced than today. The table below summarizes the net noncore liability at June 30, 2002 and December 31, 2001 and the net cash flow from noncore activities for the six months ended June 30, 2002 and 2001:

===============================================================
NONCORE ACTIVITIES
(Dollars in millions)                 JUNE 30,    December 31,
-----------------------------------     2002        2001
NET NONCORE LIABILITY
===============================================================
Asbestos-related litigation....     $   (980.8)  $  (996.3)
Asbestos-related insurance
receivable ....................          283.9       293.4
                                   ----------------------------
Asbestos-related liability, net         (696.9)     (702.9)
Environmental remediation......         (146.5)     (153.1)
Postretirement benefits........         (158.6)     (169.1)
Retained obligations and other.          (76.6)      (80.6)
---------------------------------------------------------------
NET NONCORE LIABILITIES........      $(1,078.6)  $(1,105.7)
===============================================================

===============================================================
                                         SIX MONTHS ENDED
                                             JUNE 30,
NET CASH FLOW FOR NONCORE          ----------------------------
ACTIVITIES                             2002          2001
===============================================================
Pre-tax (loss) income from
noncore activities.............      $(6.0)           8.5
Other non-cash changes.........        6.2           (3.6)
Cash spending for:
Asbestos-related litigation,
   net of insurance recovery...        3.9          (67.7)
Environmental remediation......      (10.7)         (13.6)
Postretirement benefits........      (11.2)         (10.5)
Retained obligations and other.       (1.8)          (6.3)
---------------------------------------------------------------
NET CASH FLOW FOR NONCORE
ACTIVITIES .....................    $(19.6)        $(93.2)
===============================================================

As described under "Voluntary Bankruptcy Filing," the resolution of most of these noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. Grace cannot predict with any certainty how, and for what amounts, any of such estimates will be resolved. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded by Grace at June 30, 2002.

ASBESTOS-RELATED MATTERS

Grace is a defendant in lawsuits relating to previously sold asbestos-containing products. Grace had net receipts of $4.4 million and $3.9 million for the defense and disposition of asbestos-related property damage and bodily injury litigation, including amounts received under settlements with insurance carriers, during the second quarter and six months ended June 30, 2002, respectively, compared to net receipts of $3.7 million and net expenditures of $67.7 million, during the second quarter and six months ended June 30, 2001, respectively. At June 30, 2002, Grace's balance sheet reflects a gross liability of $980.8 million, ($696.9 million net of insurance). This liability represents management's estimate of the undiscounted net cash outflows in satisfaction of Grace's current and expected asbestos-related claims, based on facts and circumstances existing prior to the Filing. Changes to the recorded amount of such liability will be based on Chapter 11 developments and management's assessment of the claim amounts that will ultimately be allowed by the Bankruptcy Court.

The Consolidated Balance Sheet at June 30, 2002 includes total amounts due from insurance carriers of $283.9 million pursuant to settlement agreements with insurance carriers. The recovery of amounts due from insurance carriers is dependent upon the timing, character and exposure periods of asbestos-related claims. Grace's Chapter 11 proceedings could also affect recovery timing and amounts.

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

ENVIRONMENTAL MATTERS

Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. At June 30, 2002, Grace's recorded liability for environmental investigative and remediation costs related to both continuing and discontinued operations totaled $146.5 million, as compared to $153.1 million at December 31, 2001. These amounts are based on funding and/or remediation agreements in place, together with Grace's best estimate of its cost for sites not subject to a formal remediation plan.

In addition to the sites covered by the recorded liability above, Grace is facing environmental lawsuits related to previously operated vermiculite mining and processing sites. These lawsuits allege damages arising out of the presence of asbestos as a contaminant in vermiculite ore formerly mined by Grace near Libby, Montana. The EPA reported that it had expended approximately $44.1 million in response costs in and around Libby through December 2001, and has prepared an amended action plan that could result in total response costs of $100 million or more, which costs it is seeking to recover from Grace. Grace is conducting its own investigation to determine whether the EPA's actions and cost claims are justified and reasonable. Grace believes, based on preliminary findings, that certain of the EPA's actions and spending have been unwarranted and excessive. Upon completion of its investigation, Grace expects that it will have sufficient information to estimate a probable liability for recovery costs, which liability could be significant.

The EPA is also evaluating environmental risks at vermiculite processing sites throughout the U.S. that processed vermiculite from Libby, Montana, and has made claims against Grace to carry out or fund remediation activities. Grace is reviewing the EPA's actions and cost claims to determine whether they are justified and reasonable and, in several instances, has remediated or agreed to remediate certain sites. Based on Grace's investigation and remediation activities taken to date, additional costs for remediation of former processing sites outside of Libby are not expected to be material.

POSTRETIREMENT BENEFITS

Grace voluntarily provides certain postretirement health care and life insurance benefits for retired employees, a large majority of which pertain to retirees of previously divested businesses. These plans are unfunded, and Grace pays the costs of benefits under these plans as they are incurred. Spending under this program during the six months ended June 30, 2002 was $11.2 million. Grace's recorded liability of $158.6 million at June 30, 2002 is stated at net present value discounted at 7.25%. The continuing payment of these benefits has been approved by the Bankruptcy Court, however, the program would still be subject to the terms of a Chapter 11 reorganization plan.

RETAINED OBLIGATIONS OF DIVESTED BUSINESSES

The principal retained obligations of divested businesses relate to contractual indemnification and to contingent liabilities not passed on to the new owner. At June 30, 2002, Grace had recorded $76.6 million to satisfy such obligations. Prior to Grace's Chapter 11 filing, $43.5 million of this total was expected to be paid over periods ranging from 2 to 10 years. The remainder represents estimates of probable cost to satisfy specific contingencies that were expected to be resolved over the next few years. However, most of these matters are now subject to the automatic stay of the Bankruptcy Court and will be resolved as part of Grace's Chapter 11 proceedings. During the second quarter of 2002, Grace charged $0.5 million against its previously established reserve for payment under a supporting letter of credit. The continuing obligation of Grace was reclassified to "other" liabilities subject to compromise as a payable to the issuing bank.

TAX MATTERS

Grace's federal tax returns covering tax periods from 1993 and forward are either under examination by the IRS or open for future examination. Grace has received the IRS examination report on tax periods 1993 through 1996. The most significant contested issue addressed in such report is discussed in the next paragraph. Grace believes that previously established reserves for tax matters will be sufficient to cover the expected net cost of probable tax return adjustments. Any cash payment to satisfy tax adjustments would be subject to Grace's Chapter 11 proceedings.

The IRS is challenging the deductions related to interest on loans secured under corporate owned life insurance ("COLI") policies for years prior to January 1, 1999. In 2000 Grace paid $21.2 million of tax and interest related to this issue for tax years 1990-1992. Subsequent to 1992, Grace deducted approximately $163.2 million in interest attributable to COLI policy loans. Grace will contest this and any future IRS assessments on the grounds that these insurance policies and related loans had, and continue to have, a valid business purpose, that the COLI policies have economic substance and that interest deductions claimed were in compliance with tax laws in effect at the time. Grace has requested and received early referral to the IRS Office of Appeals and expects its case to be heard within several months. Grace has accrued for potential tax and interest liability related to the likely challenge of this tax position, and continues to accrue interest as part of the quarterly tax provision.

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

As a result of Grace's Chapter 11 filing, certain tax matters related to open tax years, including COLI interest deductions, could become the direct obligations of predecessor companies that now own Grace's former healthcare and packaging businesses. One or both of these companies could be directly liable to tax authorities for Grace's tax deficiencies. Pursuant to agreements relating to each transaction, Grace may be required to indemnify both parties for taxes relating to periods prior to the closing of such transactions. Any indemnification obligation that arises as a result of these matters would be classified as a liability subject to compromise and subject to the Chapter 11 proceedings.


--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

CASH RESOURCES AND AVAILABLE CREDIT FACILITIES

At June 30, 2002 Grace had $286.1 million in cash and cash-like assets on hand ($199.1 million in cash and cash equivalents and $87.0 million in cash value of life insurance). In addition, Grace had access to unused, committed credit facilities aggregating $228.0 million under the DIP facility. Although the DIP facility is subject to renewal in March 2003, Grace expects that the availability of credit will continue beyond that date. These funds and credit facilities are sufficient to finance Grace's business requirements while in Chapter 11.


CASH FLOW

Grace's net cash flow provided by core operations before investing for the six months ended June 30, 2002 was $113.1 million, as compared to net cash provided by core operations of $21.5 million for the six months ended June 30, 2001. Acquisitions aggregated $25.0 million in the first six months of 2002 as compared to $56.5 million in the comparable period of 2001. Total Grace capital expenditures for the six months ended June 30, 2002 and 2001 were $32.0 million and $26.8 million, respectively. A substantial portion of these expenditures was directed towards business segments and was routine in nature. Grace's cash flow from core operations in 2002 is expected to be relatively stable and consistent with recent years. Grace expects to continue to invest excess cash flow and/or other available capital resources in its core business base. These investments are likely to be in the form of added plant capacity, product line extensions, and geographic market expansions. Such investments may be subject to Bankruptcy Court approval and Chapter 11 creditor committee review.

The pre-tax cash outflow for noncore activities for the six months ended June 30, 2002 and 2001 was $19.6 million and $93.2 million, respectively. Decreased cash outflow in the current year was primarily due to lower asbestos-related payments in 2002 as compared to 2001. This reduction was the result of an imposed stay on payments for asbestos-related claims after the Filing Date. Expenditures for environmental remediation were lower in the first six months of 2002 due in part to Grace's Chapter 11 proceedings and the completion of remediation work on certain sites. The payments for retained obligations of divested businesses and other contingencies were lower in the first six months of 2002 due to the stay of litigation from Chapter 11 and to the "one-time" nature of these matters.

Cash flows used for investing activities for the six months ended June 30, 2002 and 2001 were $59.9 and $72.4 million, respectively. Net cash outflows for investing activities in the first six months of 2002 consisted primarily of $25.0 million for acquisitions, $32.0 million for capital expenditures, and net investment in life insurance policies of $3.6 million. Net cash outflows for investing activities in the first six months of 2001 consisted of $56.5 million for acquisitions, $26.8 million for capital expenditures, and net investments in life insurance policies of $2.1 million. In addition, cash flows from investing activities in 2001 included $13.0 million in cash proceeds from the sale of assets.

Net cash used for financing activities in the six-month period ended June 30, 2002 was $3.5 million as compared with net cash provided by financing activities of $203.3 million for the six months ended June 30, 2001. In the first six months of 2002, cash outflow principally consisted of net repayments for loans secured by the cash value of life insurance policies. In the first six months of 2001, cash inflows were composed of $34.9 million in proceeds from loans secured by the cash value of life insurance policies and $168.4 million in borrowings.

DEBT AND OTHER CONTRACTUAL OBLIGATIONS

Total debt outstanding at June 30, 2002 was $539.0 million including $30.6 million of accrued interest. As a result of the Filing, Grace is now in default on $501.1 million of such debt, which has been included in "Liabilities subject to compromise" as of June 30, 2002. The automatic stay provided under the Bankruptcy Code prevents Grace's lenders from taking any action to collect the principal amounts as well as related accrued interest. However, Grace will continue to accrue and report interest on such debt during the Chapter 11 proceedings (unless further developments lead management to conclude that it is probable that such interest will be compromised).

At June 30, 2002, Grace had gross financial assurances outstanding of $239.3 million, consisting of $135.2 million of gross surety bonds issued by various insurance companies and $104.1 million of standby letters of credit issued by various banks. Of the standby letters of credit, $19.7 million act as collateral for surety bonds, thereby reducing Grace's overall obligations under its financial assurances to a net amount of $219.6 million. These financial assurances were established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. Of the net amount of $219.6 million of financial assurances, approximately $9.4 million were issued by non-Debtor entities and $210.2 million were issued by the Debtors. Of the amounts issued by the Debtors, approximately $196.3 million were issued before the Filing Date, with the remaining $13.9 million being issued subsequent to the Filing under the DIP facility.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. In addition to the uncertainties referred to in Management's Discussion and Analysis of Results of Operations and Financial Condition, other uncertainties include the impact of worldwide economic conditions; pricing of both the Company's products and raw materials; customer outages and customer demand; factors resulting from fluctuations in interest rates, foreign currencies and commodities; the impact of competitive products and pricing; the continued success of Grace's process improvement initiatives; the impact of tax and legislation and other regulations in the jurisdictions in which the Company operates; and developments in and the outcome of the Chapter 11 proceedings discussed above. Also, see "Introduction and Overview - Projections and Other Forward-Looking Information" in Item 1 of Grace's current Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------


Grace had no outstanding derivative financial instruments on June 30, 2002. For further information concerning Grace's quantitative and qualitative disclosures about market risk, refer to Notes 13 and 15 in the Consolidated Financial Statements in Grace's 2001 Form 10-K.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

Notes 1, 3 and 13 to the interim consolidated financial statements in Part I of this Report are incorporated herein by reference.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

        (a) Exhibits. The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q.

            15 Accountants' Awareness Letter
            99.1 Certification of Periodic Report - Chief Executive Officer
            99.2 Certification of Periodic Report - Chief Financial Officer


        (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the second quarter of 2002.

                                    SIGNATURE
                                    ---------

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   W. R. GRACE & CO.
                                                   -----------------------
                                                        (Registrant)




Date:  August 13, 2002                       By       /s/  Robert M. Tarola
                                               ----------------------------
                                                      Robert M. Tarola
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX




EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------



     15           Accountants' Awareness Letter

     99.1         Certification of Periodic Report - Chief Executive Officer

     99.2         Certification of Periodic Report - Chief Financial Officer