Form 10-Q
period 2002-09-30
W R GRACE & CO
filed 2002-11-13
CIK 1045309

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-13953

                                W. R. GRACE & CO.

         Delaware                                          65-0773649
-------------------------------                    ---------------------------
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

65,466,725 shares of Common Stock, $0.01 par value, were outstanding at October 31, 2002.


================================================================================

                       W. R. GRACE & CO. AND SUBSIDIARIES

                                Table of Contents
                                -----------------

                                                                                                      Page No.
                                                                                                      --------
PART I.    FINANCIAL INFORMATION
-------

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

                    Consolidated Balance Sheet                                                          I - 4

                    Consolidated Statement of Shareholders' Equity (Deficit)                            I - 5

                    Consolidated Statement of Comprehensive Income                                      I - 5

                    Notes to Consolidated Financial Statements                                     I - 6 to I - 19

Item 2.             Management's Discussion and Analysis of Results of Operations and
                    Financial Condition                                                           I - 20 to I - 33

Item 3.             Quantitative and Qualitative Disclosures About Market Risk                         I - 34

Item 4.             Controls and Procedures                                                            I - 34


PART II.   OTHER INFORMATION
--------

Item 1.             Legal Proceedings                                                                  II - 1

Item 6.             Exhibits and Reports on Form 8-K                                                   II - 1

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of
Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of September 30, 2002, and the related consolidated statements of operations and of comprehensive income for each of the three-month and nine-month periods ended September 30, 2002 and September 30, 2001, the consolidated statement of shareholders' equity (deficit) for each of the three-month and nine-month periods ended September 30, 2002, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2002 and September 30, 2001. These financial statements are the responsibility of the Company's management.

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


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Baltimore, Maryland
October 23, 2002

===================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                         THREE MONTHS ENDED              NINE MONTHS ENDED
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)                              SEPTEMBER 30,                  SEPTEMBER 30,
===================================================================================================================================
Amounts in millions, except per share amounts                              2002            2001           2002           2001
                                                                     --------------------------------------------------------------
Net sales.....................................................         $    478.7     $    448.1      $   1,363.8    $  1,294.1
Other income..................................................                7.5            6.1             18.5          31.4
                                                                     --------------------------------------------------------------
                                                                            486.2          454.2          1,382.3       1,325.5
                                                                     --------------------------------------------------------------

Cost of goods sold, exclusive of depreciation and
  amortization shown separately below ........................              300.5          281.9            859.1         817.6
Selling, general and administrative expenses..................              106.3           87.5            287.5         258.4
Research and development expenses ............................               12.4           12.1             36.6          34.0
Depreciation and amortization ................................               24.5           23.6             70.6          68.7
Interest expense and related financing costs .................                4.8            8.3             15.2          30.0
                                                                     --------------------------------------------------------------
                                                                            448.5          413.4          1,269.0       1,208.7
                                                                     --------------------------------------------------------------

Income before Chapter 11 reorganization expenses and income
  taxes ......................................................               37.7           40.8            113.3         116.8
Chapter 11 reorganization expenses, net ......................               (8.6)          (4.8)           (21.4)        (12.0)
Provision for income taxes....................................              (15.1)         (16.2)           (44.3)        (47.4)
                                                                     --------------------------------------------------------------
    NET INCOME ...............................................         $     14.0     $     19.8      $      47.6    $     57.4
===================================================================================================================================


BASIC EARNINGS PER COMMON SHARE...............................         $     0.21     $     0.30      $     0.73     $      0.88

Average number of basic shares ...............................               65.5           65.3            65.4           65.3

DILUTED EARNINGS PER COMMON SHARE.............................         $     0.21     $     0.30      $     0.73     $      0.88

Average number of diluted shares..............................               65.5           65.4            65.5           65.4
===================================================================================================================================






               The Notes to Consolidated Financial Statements are an integral part of these statements.

====================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                                     NINE MONTHS ENDED
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)                                                         SEPTEMBER 30,
====================================================================================================================================
Dollars in millions                                                                                 2002               2001
                                                                                             ---------------------------------------
OPERATING ACTIVITIES
Income before Chapter 11 reorganization expenses and income taxes........................    $      113.3       $        116.8
Reconciliation to cash provided by (used for) operating activities:
     Depreciation and amortization ......................................................            70.6                 68.7
     Interest accrued on pre-petition debt subject to compromise.........................            11.0                 16.5
     Gain on sales of investments........................................................              --                 (7.9)
     Gain on disposals of assets.........................................................            (1.9)                (3.0)
     Provision for environmental remediation.............................................            19.3                  5.8
     Income from life insurance policies, net............................................            (5.3)                (5.8)
     Changes in assets and liabilities, excluding effect of businesses acquired and foreign currency translation:
         Increase in working capital items ..............................................           (13.9)               (43.4)
         Net increase in accounts receivable due to termination of securitization
           program ......................................................................              --                (65.3)
         (Increase) decrease in net pension assets ......................................            (0.9)                 3.7
         Expenditures for asbestos-related litigation ...................................            (8.2)              (107.2)
         Proceeds from asbestos-related insurance .......................................            10.8                 72.7
         Expenditures for environmental remediation .....................................           (14.0)               (20.4)
         Expenditures for postretirement benefits .......................................           (17.7)               (14.8)
         Expenditures for retained obligations of discontinued operations ...............            (3.7)                (8.6)
         Changes in other assets and accruals  ..........................................            20.0                (60.0)
                                                                                             ---------------------------------------
     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES BEFORE INCOME TAXES AND CHAPTER
       11 REORGANIZATION EXPENSES........................................................           179.4                (52.2)
Chapter 11 reorganization expenses paid, net ............................................           (13.3)                (8.9)
Income taxes paid, net of refunds .......................................................           (20.7)               (22.5)
                                                                                             ---------------------------------------
     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES ...............................           145.4                (83.6)
                                                                                             ---------------------------------------

INVESTING ACTIVITIES
Capital expenditures ....................................................................           (55.4)               (36.3)
Businesses acquired in purchase transactions, net of cash acquired ......................           (25.0)               (84.4)
Investments in life insurance policies...................................................           (16.2)               (17.7)
Proceeds from life insurance policies....................................................            13.8                 17.1
Proceeds from sales of investments.......................................................             0.9                  7.9
Proceeds from disposals of assets .......................................................             4.6                  5.8
                                                                                             ---------------------------------------
     NET CASH USED FOR INVESTING ACTIVITIES .............................................           (77.3)              (107.6)
                                                                                             ---------------------------------------

FINANCING ACTIVITIES
Net (repayments) proceeds from loans secured by cash value of life insurance.............            (4.2)                33.9
Borrowings under pre-petition credit facilities, net of repayments.......................            (0.7)                97.8
Borrowings under debtor-in-possession facility, net of fees..............................            20.0                 46.5
Repayments of borrowings under debtor-in-possession facility.............................           (20.0)                --
                                                                                             ---------------------------------------
     NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES ...............................            (4.9)               178.2
                                                                                             ---------------------------------------
Effect of currency exchange rate changes on cash and cash equivalents ...................             7.1                 (3.1)
                                                                                             ---------------------------------------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................................            70.3                (16.1)
Cash and cash equivalents, beginning of period ..........................................           181.3                191.9
                                                                                             ---------------------------------------
Cash and cash equivalents, end of period ................................................    $      251.6       $        175.8
====================================================================================================================================



               The Notes to Consolidated Financial Statements are an integral part of these statements.

============================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                      SEPTEMBER 30,        DECEMBER 31,
CONSOLIDATED BALANCE SHEET (UNAUDITED)                                                       2002                 2001
============================================================================================================================
Amounts in millions, except par value and shares

ASSETS
CURRENT ASSETS
Cash and cash equivalents .........................................................    $       251.6     $        181.3
Notes and accounts receivable, net ................................................            332.0              302.1
Inventories .......................................................................            176.7              174.8
Deferred income taxes .............................................................              8.3               22.5
Asbestos-related insurance expected to be realized within one year ................              7.7                9.7
Other current assets...............................................................             67.0               57.7
                                                                                      --------------------------------------
     TOTAL CURRENT ASSETS .........................................................            843.3              748.1

Properties and equipment, net of accumulated depreciation and
     amortization of $1,060.3 (2001 - $995.3)......................................            603.8              589.0
Goodwill ..........................................................................             61.1               55.8
Cash value of life insurance policies, net of policy loans.........................             87.5               75.6
Deferred income taxes .............................................................            507.2              502.9
Asbestos-related insurance expected to be realized after one year..................            274.9              283.7
Other assets ......................................................................            453.3              461.9
                                                                                      --------------------------------------
     TOTAL ASSETS .................................................................    $     2,831.1     $      2,717.0
                                                                                      ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
Debt payable within one year ......................................................    $         6.9     $          7.8
Accounts payable ..................................................................             94.6               99.0
Income taxes payable ..............................................................             16.9               14.4
Other current liabilities .........................................................            154.0              127.9
                                                                                      --------------------------------------
     TOTAL CURRENT LIABILITIES ....................................................            272.4              249.1

Debt payable after one year .......................................................             --                 --
Deferred income taxes .............................................................             24.4               20.8
Other liabilities .................................................................            283.8              275.2
                                                                                      --------------------------------------
     TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE...................................            580.6              545.1

LIABILITIES SUBJECT TO COMPROMISE - NOTE 2.........................................          2,321.7            2,313.6
                                                                                      --------------------------------------
     TOTAL LIABILITIES.............................................................          2,902.3            2,858.7
                                                                                      --------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock issued, par value $0.01; 300,000,000 shares authorized;
outstanding: 2002 - 65,466,725 shares (2001 - 65,399,600) .........................              0.8                0.8
Paid-in capital ...................................................................            433.0              433.0
Accumulated deficit................................................................            (90.2)            (137.8)
Treasury stock, at cost:  shares: 2002 - 11,513,035 (2001 - 11,500,800)............           (137.0)            (137.0)
Accumulated other comprehensive loss ..............................................           (277.8)            (300.7)
                                                                                      --------------------------------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT) .........................................            (71.2)            (141.7)
                                                                                      --------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) .........................    $     2,831.1     $      2,717.0
============================================================================================================================




               The Notes to Consolidated Financial Statements are an integral part of these statements.

================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
================================================================================================================================
                                                                                             Accumulated             TOTAL
                                         Common Stock                                           Other            SHAREHOLDERS'
                                              and            Accumulated       Treasury      Comprehensive          EQUITY
Dollars in millions                     Paid-in Capital        Deficit          Stock            Loss              (DEFICIT)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2002...............   $        433.8   $     (104.2)      $   (137.0)  $     (268.2)      $        (75.6)
Net income ..........................               --           14.0               --             --                 14.0
Stock plan activity .................               --             --               --             --                   --
Other comprehensive income...........               --             --               --           (9.6)                (9.6)
                                        ----------------------------------------------------------------------------------------
   BALANCE, SEPTEMBER 30, 2002.......   $        433.8   $      (90.2)      $   (137.0)  $     (277.8)      $        (71.2)
--------------------------------------------------------------------------------------------------------------------------------


BALANCE, DECEMBER 31, 2001...........   $        433.8   $     (137.8)      $   (137.0)  $     (300.7)      $       (141.7)
Net income ..........................               --           47.6               --             --                 47.6
Other comprehensive income...........               --             --               --           22.9                 22.9
                                        ----------------------------------------------------------------------------------------
   BALANCE, SEPTEMBER 30, 2002.......   $        433.8   $      (90.2)      $   (137.0)  $     (277.8)      $        (71.2)
================================================================================================================================


================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME                             THREE MONTHS ENDED           NINE MONTHS ENDED
(UNAUDITED)                                                                   SEPTEMBER 30,                SEPTEMBER 30,
================================================================================================================================
Dollars in millions                                                        2002           2001          2002           2001
                                                                        --------------------------------------------------------
NET INCOME.........................................................     $    14.0     $    19.8      $   47.6      $    57.4
                                                                        --------------------------------------------------------

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustments...........................          (9.6)         12.1          22.9          (10.8)
Net unrealized loss on investment..................................            --            --            --           (0.2)
                                                                        --------------------------------------------------------
   Total other comprehensive (loss) income.........................          (9.6)         12.1          22.9          (11.0)
                                                                        --------------------------------------------------------
COMPREHENSIVE INCOME ..............................................     $     4.4     $    31.9      $   70.5      $    46.4
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

VOLUNTARY BANKRUPTCY FILING: In response to a sharply increasing number of asbestos-related bodily injury claims, on April 2, 2001 (the "Filing Date"),
W. R. Grace & Co. and 61 of its United States subsidiaries and affiliates, including Grace-Conn., (collectively, the "Debtors") filed voluntary petitions for reorganization (the "Filing") under Chapter 11 of the United States Bankruptcy Code ("Chapter 11" or the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The cases were consolidated and are being jointly administered under case number 01-01139 (the "Chapter 11 Cases"). Grace's non-U.S. subsidiaries and certain of its U.S. subsidiaries were not included in the Filing.

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

As provided by the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization for a 120-day period following the Filing Date. The Debtors have received an extension of their exclusivity period during which to file a plan of reorganization through February 1, 2003, and an extension of the Debtors' exclusive rights to solicit acceptances of a reorganization plan through April 1, 2003.

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

The Debtors' Chapter 11 cases have been assigned to Judge Alfred M. Wolin, a senior federal judge who sits in Newark, New Jersey. Judge Wolin will preside over asbestos bodily injury matters and the fraudulent conveyance litigation described below. He has assigned the Debtors' other bankruptcy matters to Judge Judith Fitzgerald, a U.S. bankruptcy judge from the Western District of Pennsylvania, sitting in Wilmington, Delaware.

At a hearing on April 22, 2002 the Bankruptcy Court entered an order establishing a bar date of March 31, 2003 for claims of general unsecured creditors, asbestos property damage claims and medical monitoring claims related to asbestos. The bar date does not apply to asbestos-related bodily injury claims or claims related to Zonolite(R) attic insulation ("ZAI"), which will be addressed separately. Grace has distributed notices and run media announcements of the bar date under a program approved by the Bankruptcy Court. Rust Consulting, the court-approved claims handling agent for the Chapter 11 Cases, is maintaining a register of all claims filed. As claims are filed, Grace will be cataloguing and assessing their validity.

In July 2002, the Bankruptcy Court approved special counsel to represent the ZAI claimants, at the Debtors' expense, in a proceeding to determine certain threshold scientific issues regarding ZAI. The court has set a litigation schedule that would result in pretrial hearings on these issues in the second and third quarters of 2003.

Fraudulent Conveyance Claims - Judge Wolin has authorized the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants to proceed with claims against Sealed Air Corporation that the 1998 transaction involving Grace's former packaging business and Sealed Air Corporation constituted a fraudulent conveyance. A trial originally had been set to begin on September 30, 2002. However, the Third Circuit Court of Appeals recently issued an opinion in another case (The Official Committee of Unsecured Creditors of Cybergenics Corp. v. Chinery) holding that creditors committees do not have the capacity under the Bankruptcy Code to pursue fraudulent conveyance claims on behalf of the bankruptcy estate, and that only a trustee or a debtor-in-possession may bring such an action.

Judge Wolin requested that each interested party propose a course of action for proceeding with the fraudulent conveyance case in light of the Cybergenics decision. Among the responses to this request, the Official Committee of Asbestos Personal Injury Claimants proposed the appointment of a trustee with full powers, stating that the Debtors' failure to prosecute the fraudulent conveyance claims constitutes sufficient grounds for such appointment. The Debtors determined not to bring such claims as debtors-in-possession because the Debtors believe that the fraudulent conveyance claims are without merit and that prosecuting such claims would not be in the interests of all of its creditors and other stakeholders. However, the Debtors proposed that the court appoint an examiner or a trustee with limited powers to prosecute the case against Sealed Air Corporation so that the case could proceed without conflicting with the holding in Cybergenics. Judge Wolin rejected the proposals to appoint a trustee with full powers, a limited trustee or an examiner to pursue the case and instead rescheduled the trial date for December 2, 2002, to be pursued by the two asbestos claimants committees notwithstanding the Cybergenics decision. He certified his decision to proceed in this manner for immediate appeal to the Third Circuit Court of Appeals. The Third Circuit Court of Appeals is considering whether to grant the parties' requests for appeal of these issues.

While the Debtors do not believe that sufficient grounds exist under the Bankruptcy Code for the court to appoint a trustee with full powers, if the court ultimately determines to do so, the Debtors would no longer operate their businesses as debtors-in-possession, which could have a material adverse effect on Grace's results of operations and financial condition.

The trial of the fraudulent conveyance claims will include, for purposes of determining Grace's solvency at the time of the Sealed Air transaction, an estimation or other determination of Grace's asbestos-related liabilities. Findings made with respect to Grace's asbestos-related liabilities in this case could affect the determination of Grace's ultimate asbestos-related liability in the Chapter 11 proceedings.

Impact on Debt Capital - All of the Debtor's pre-petition debt is in default due to the Filing. The accompanying Consolidated Balance Sheet as of September 30, 2002 reflects the classification of the Debtors' pre-petition debt within "liabilities subject to compromise."

The Debtors have entered into a debtor-in-possession post-petition loan and security agreement with Bank of America, N. A. (the "DIP facility") in the aggregate amount of $250 million. The DIP facility has a term expiring on April 1, 2003 and bears interest under a formula based on the London Inter-Bank Offered Rate ("LIBOR") plus 2.00 to 2.25 percentage points depending on the level of loans outstanding. The Debtors are in the process of evaluating their needs for a renewal of the DIP facility, which will be subject to Bankruptcy Court approval.

Accounting Impact - The accompanying Consolidated Financial Statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7") "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," promulgated by the American Institute of Certified Public Accountants. SOP 90-7 requires that financial statements of debtors-in-possession be prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, the realization of certain Debtors' assets and liquidation of certain Debtors' liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the Consolidated Financial Statements, which do not currently give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

Pursuant to SOP 90-7, Grace's pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of September 30, 2002, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments) as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation and other claims). The recorded amounts of such liabilities generally reflect accounting measurements as of the Filing Date, adjusted as warranted, for changes in facts and circumstances and/or rulings under Grace's Chapter 11 proceedings subsequent to the Filing. (See Note 2 to the Consolidated Financial Statements for detail of the liabilities subject to compromise as of September 30, 2002, and as of the Filing Date.) Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheet based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

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

The results of operations for the three-month and nine-month interim periods ended September 30, 2002 are not necessarily indicative of the results of operations for the year ending December 31, 2002.

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

-----------------------------------------------------------------------------
2.    CHAPTER 11 RELATED FINANCIAL INFORMATION
=============================================================================

Grace's Consolidated Balance Sheet as of September 30, 2002 separately identifies the liabilities that are "subject to compromise" as a result of the Chapter 11 proceedings. In Grace's case, "liabilities subject to compromise" represent pre-petition liabilities, the amount of which has been determined under U.S. generally accepted accounting principles. Changes to the recorded amount of such liabilities will be based on developments in the Chapter 11 Cases and management's assessment of the claim amounts that will ultimately be allowed by the Bankruptcy Court.

The Debtors have been receiving pre-petition claims and expect to receive additional pre-petition claims through March 31, 2003, the bar date established by the Bankruptcy Court (see Note 1). These claims are being reviewed as they are received and are being compared with the Debtors' recorded pre-petition liabilities subject to compromise. As sufficient information becomes available for the Debtors' to adequately assess all claims, adjustments may be necessary to recorded liabilities subject to compromise.

Changes to pre-petition liabilities subsequent to the Filing Date reflect: 1) cash payments under approved court orders; 2) the accrual of interest on pre-petition debt at the pre-petition contractual rate; 3) accruals for employee-related programs; and 4) changes in estimates related to pre-petition contingent liabilities.

Components of liabilities subject to compromise are as follows:

================================================================
(Dollars in millions)            SEPTEMBER 30,     Filing Date
(Unaudited)                           2002
================================================================

Pre-petition debt plus
  accrued interest.........     $      535.2      $      511.5
Accounts payable...........             32.1              43.0
Income taxes payable.......            244.6             210.1
Asbestos-related liability.            978.2           1,002.8
Postretirement benefits ...            152.6             185.4
Environmental remediation..            156.4             164.8
Retained obligations of
  divested businesses......             57.8              75.5
Pension related ...........             76.7              70.8
Other accrued liabilities .             88.1             102.1
                                ----------------- --------------
                                $    2,321.7      $    2,366.0
================================================================

Set forth below is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through September 30, 2002.

================================================================
                                                  Cumulative
(Dollars in millions)                            Since Filing
================================================================
Balance, Filing Date......................     $    2,366.0
Cash disbursements and/or reclassifications
  under Bankruptcy Court orders:
  Freight and distribution order..........             (5.7)
  Trade accounts payable order............             (8.7)
Other court orders including employee wages
  and benefits, sales and use tax and
  customer programs.......................           (122.2)
Expense/(income) items:
  Interest on pre-petition debt...........             31.9
  Employee related accruals...............             20.7
  Environmental accruals..................             25.1
  Interest on income tax contingencies....             18.0
Balance sheet reclassifications...........             (3.4)
                                               -----------------
Balance, end of period....................     $    2,321.7
================================================================

Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

The Debtors Chapter 11 reorganization expenses for the three-month and nine-month periods ended September 30, 2002 consist of:

================================================================
                               THREE MONTHS      NINE MONTHS
                                   ENDED            ENDED
                               SEPTEMBER 30,    SEPTEMBER 30,
(Dollars in millions)              2002              2002
================================================================

Legal and financial
  advisory fees.........      $        8.8     $       21.8
Interest income.........              (0.2)            (0.4)
                              ---------------- -----------------
Chapter 11 reorganization
  expenses, net.........      $        8.6     $       21.4
================================================================

Pursuant to SOP 90-7, interest income earned on Grace's cash balances must be offset against reorganization expenses.

Condensed financial information of the Debtors is presented below:

===============================================================
W. R. GRACE & CO. - CHAPTER 11 FILING
ENTITIES                                         JANUARY 1,
DEBTOR-IN-POSSESSION STATEMENT OF                 2002 TO
OPERATIONS  (Dollars in millions)              SEPTEMBER 30,
(Unaudited)                                         2002
===============================================================
Net sales, including intercompany.........    $    782.1
Other income..............................          13.2
                                              -----------------
                                                   795.3
                                              -----------------
Cost of goods, including intercompany,
  exclusive of depreciation and
  amortization shown separately below ....         478.0
Selling, general and administrative
  expenses ...............................         196.9
Research and development expenses.........          31.4
Depreciation and amortization ............          45.9
Interest expense and related financing
  costs ..................................          14.8
                                              -----------------
                                                   767.0
                                              -----------------
Income before Chapter 11 reorganization
   expenses, income taxes, and equity in
   net income of non-filing entities......          28.3
Chapter 11 reorganization expenses, net ..         (21.4)
Provision for income taxes ...............         (20.8)
Equity in net income of non-filing entities         61.5
                                              -----------------
   NET INCOME ............................    $     47.6
===============================================================



===============================================================
W. R. GRACE & CO. - CHAPTER 11 FILING
ENTITIES
DEBTOR-IN-POSSESSION CONDENSED STATEMENT OF      JANUARY 1,
CASH FLOWS                                         2002 TO
(Dollars in millions)                           SEPTEMBER 30,
(Unaudited)                                         2002
===============================================================
OPERATING ACTIVITIES
Net income.................................   $      47.6
Reconciliation to net cash provided by
  operating activities:
Non-cash items, net........................          54.7
Changes in other assets and liabilities,
  excluding the effect of businesses
  acquired ................................         (45.8)
                                              -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES..          56.5

NET CASH USED FOR INVESTING ACTIVITIES.....         (46.9)

NET CASH USED FOR FINANCING ACTIVITIES.....          (3.0)
                                              -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS..           6.6
Cash and cash equivalents, beginning of
  period ..................................          38.0
                                              -----------------
Cash and cash equivalents, end of period...   $      44.6
===============================================================


===============================================================
W. R. GRACE & CO. - CHAPTER 11 FILING
ENTITIES
DEBTOR-IN-POSSESSION BALANCE SHEET
(Dollars in millions)                           SEPTEMBER 30,
(Unaudited)                                         2002
===============================================================
ASSETS
CURRENT ASSETS
Cash and cash equivalents ..................   $       44.6
Notes and accounts receivable, net .........          126.1
Receivables from non-filing entities, net ..           38.3
Inventories ................................           78.0
Other current assets........................           68.9
                                               ----------------
   TOTAL CURRENT ASSETS ....................          355.9

Properties and equipment, net...............          381.2
Cash value of life insurance policies,
net of policy loans.........................           87.5
Deferred income taxes ......................          506.8
Asbestos-related insurance expected to be
realized after one year.....................          274.9
Loans receivable from non-filing entities,
net ........................................          426.9
Investment in non-filing entities ..........          207.0
Other assets ...............................          321.0
                                               ----------------
   TOTAL ASSETS ............................   $    2,561.2
===============================================================
LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
Current liabilities ........................   $       90.8
Debt payable within one year ...............            1.6
Other liabilities ..........................          218.3
                                               ----------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.          310.7

LIABILITIES SUBJECT TO COMPROMISE ..........        2,321.7
                                               ----------------
TOTAL LIABILITIES...........................        2,632.4

SHAREHOLDERS' EQUITY (DEFICIT) .............          (71.2)
                                               ----------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT) ...........................   $    2,561.2
===============================================================

In addition to Grace's financial reporting obligations as prescribed by the U.S. Securities and Exchange Commission ("SEC"), the Debtors are also required, under court rules and procedures, to periodically file certain statements and schedules and a monthly operating report with the Bankruptcy Court. The monthly operating report is available to the public through the Bankruptcy Court. This information is prepared in a format that may not be comparable to information in Grace's quarterly and annual financial statements as filed with the SEC. The monthly operating reports are not audited, do not purport to represent the financial position or results of operations of Grace on a consolidated basis and should not be relied on for such purposes.

--------------------------------------------------------------------------------
3.  ASBESTOS-RELATED LITIGATION
================================================================================

Grace is a defendant in property damage and bodily injury lawsuits relating to previously sold asbestos-containing products. On April 2, 2001, Grace filed voluntary petitions for reorganization under Chapter 11 to use the court-supervised reorganization process to achieve predictability and fairness in the claims settlement process. (See Note 1 for further discussion.)

As of the Filing Date, Grace was a defendant in 65,656 asbestos-related lawsuits, 16 involving claims for property damage (one of which has since been dismissed), and the remainder involving 129,191 claims for bodily injury. Due to the Filing, holders of asbestos-related claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. Separate creditors' committees representing the interests of property damage and bodily injury claimants have been appointed in the Chapter 11 Cases. Grace's obligations with respect to present and future claims will be determined through proceedings in the Bankruptcy Court and through negotiations with each of the official committees appointed in the Chapter 11 Cases and a legal representative of future asbestos claimants. This process is expected to provide the basis for a plan of reorganization.

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

Through September 30, 2002, out of 379 asbestos property damage cases filed:
141 were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in seven cases for a total of $60.3 million; 207 property damage cases were settled for a total of $696.8 million; and 15 cases remain outstanding. Additional asbestos property damage claims (other than claims with respect to ZAI) are to be filed as part of the Chapter 11 claims process and are subject to the March 31, 2003 bar date established by the Bankruptcy Court.

Of the 15 remaining cases, seven relate to ZAI and eight relate to a number of former asbestos-containing products (two of which also involve ZAI). The ZAI cases were filed as class action lawsuits in 2000 and 2001 on behalf of owners of homes containing ZAI. These cases seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. The plaintiffs assert that this product is in millions of homes throughout the U.S. and that the cost of removal could be several thousand dollars per home. While Grace has not completed its investigation of the claims described in these cases, Grace believes that this product was and continues to be safe for its intended purpose and poses little or no threat to human health. At this time, Grace is not able to assess the extent of any possible liability related to this matter. In July 2002, the Bankruptcy Court approved special counsel to represent the ZAI claimants, at the Debtors' expense, in a proceeding to determine certain threshold scientific issues regarding ZAI. The court has set a litigation schedule that would result in pretrial hearings on these issues in the second and third quarters of 2003.

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

Through the Filing Date, 16,354 asbestos bodily injury lawsuits involving approximately 35,720 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 55,489 lawsuits involving approximately 163,698 claims were disposed of (through settlement and judgments) for a total of $645.6 million. At the Filing Date, 129,191 claims remained unresolved. Grace expects that the Bankruptcy Court will establish a process for determining the validity of, and the ultimate liability for, these unresolved claims as well as additional claims that may be filed in the future. The Bankruptcy Court has not yet established a procedure for submission of asbestos bodily injury claims.

ASBESTOS-RELATED LIABILITY

Since litigation is stayed by the Chapter 11 Cases, ongoing costs are generally limited to claims administration costs and to defense costs incurred in connection with litigation permitted by the Bankruptcy Court. Any other adjustments to the recorded liability will be based on developments in the Chapter 11 Cases. For periods prior to and as of the Filing Date, Grace's estimated property damage and bodily injury liabilities were based on its experience with, and recent trends in, asbestos litigation. Its recorded liabilities covered indemnity and defense costs for pending property damage cases and for pending and projected future bodily injury claims. However, due to the Filing and the uncertainties of asbestos-related litigation, actual amounts could differ materially from the recorded liability. The total asbestos-related liability balances as of September 30, 2002 and December 31, 2001 were $978.2 million and $996.3 million, respectively. The decrease in the liability is primarily due to settlements paid through draws on letters of credit securing the settlements. These draws were reclassified to "other accrued liabilities" in "liabilities subject to compromise" as payables to the issuing banks. The remaining decrease is due to the payment of normal post-Filing administrative costs primarily relating to claims management.

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

The asbestos-related insurance asset represents amounts expected to be received from insurers under settlement agreements for defense and disposition costs to be paid by Grace. Estimated insurance reimbursements are based on the recorded amount of the asbestos-related liability but would only be collectable as liabilities are satisfied. In the event that Grace's ultimate asbestos-related liability is determined to exceed recorded amounts, insurance exists to cover a portion of such incremental liability, but generally in a lower proportion than the currently recorded insurance receivable bears to the currently recorded liability.

==============================================================
ESTIMATED INSURANCE RECOVERY ON ASBESTOS-RELATED LIABILITIES
-------------------------------------------------------------
(Dollars in millions)
==============================================================
INSURANCE RECEIVABLE
Asbestos-related insurance receivable,
beginning of year..........................       $    293.4
Proceeds received under asbestos-related
insurance settlements .....................            (10.8)
--------------------------------------------------------------
Asbestos-related insurance receivable, end
of quarter.................................            282.6
--------------------------------------------------------------
Total amounts due from insurance carriers .            282.6
Expected to be realized within one year ...             (7.7)
--------------------------------------------------------------
Expected to be realized after one year ....       $    274.9
==============================================================

-----------------------------------------------------------------------------
4.    ACQUISITIONS AND JOINT VENTURES
=============================================================================

In August 2002, Advanced Refining Technologies LLC ("ART LLC"), a joint venture between Grace and Chevron Products Company (a unit of ChevronTexaco Corp.), acquired an exclusive license for the hydroprocessing catalyst technology of Japan Energy

Corporation and its subsidiary Orient Catalyst Company. Grace does not exercise governance control over ART LLC; therefore, it accounts for its interest under the equity method. Grace's equity in the net income or loss of ART LLC is reported in "Other income" in Grace's Consolidated Statement of Operations.

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

-----------------------------------------------------------------------------
5.   OTHER INCOME
=============================================================================

Components of other income are as follows:

======================================================================
                                    THREE MONTHS       NINE MONTHS
OTHER INCOME                            ENDED             ENDED
(Dollars in millions)               SEPTEMBER 30,     SEPTEMBER 30,
======================================================================
                                   2002      2001     2002     2001
                                 -------------------------------------
Investment income (loss)          $   0.5  $ (0.4)   $   5.3  $  5.8
Gain  on sale of
  investments .................        --     0.2         --     7.9
Net gains on
  dispositions of assets ......       2.3      --        1.9     3.0
Tolling revenue ...............       1.8     1.1        2.7     2.3
Interest income ...............       0.9     1.1        2.5     3.8
Equity in net (loss) income of
  affiliates ..................      (0.4)    2.9       (1.4)    3.9
Other miscellaneous
  income ......................       2.4     1.2        7.5     4.7
                                 -------- --------- -------- --------
Total other income ............   $   7.5  $  6.1    $  18.5  $ 31.4
======================================================================

-----------------------------------------------------------------------------
6.   OTHER BALANCE SHEET ACCOUNTS
=============================================================================

===================================================================
                                      SEPTEMBER 30, December 31,
(Dollars in millions)                      2002         2001
-------------------------------------------------------------------
NOTES AND ACCOUNTS RECEIVABLE, NET
Trade receivables, less allowance of
  $4.6 (2001 - $5.7)................  $   316.0     $   276.4
Other receivables, less allowances
  of $1.7 (2001 - $1.9).............       16.0          25.7
                                      ------------- ------------
                                      $   332.0     $   302.1
===================================================================
INVENTORIES
Raw materials ......................  $    41.6     $    39.2
In process .........................       32.6          27.6
Finished products ..................      102.5         108.1
General merchandise ................       26.2          25.8
Less:  Adjustment of certain
  inventories to a
  last-in/first-out (LIFO) basis ...      (26.2)        (25.9)
                                      ------------- ------------
                                      $   176.7     $   174.8
===================================================================
OTHER ASSETS
Deferred pension costs..............  $   326.9     $   326.1
Deferred charges ...................       36.2          44.9
Long-term receivables, less
  allowances of $0.7
  (2001 - $0.6) ....................        2.0           2.8
Investments in unconsolidated
  affiliates ......................         2.5           3.0
Patents, licenses and other
  intangible assets, net ...........       59.8          57.5
Intangible asset - pension
  related ..........................       19.6          19.6
Other assets .......................        6.3           8.0
                                      ------------- ------------
                                      $   453.3     $   461.9
===================================================================
OTHER CURRENT LIABILITIES
Accrued compensation ...............  $    43.6     $    39.4
Accrued interest ...................        5.8           4.8
Deferred tax liability .............        0.9           0.8
Customer volume rebates ............       17.8          19.2
Accrued commissions ................        5.9           6.1
Accrued reorganization fees ........       14.2           6.4
Other accrued liabilities ..........       65.8          51.2
                                      ------------- ------------
                                      $   154.0     $   127.9
===================================================================
OTHER LIABILITIES
Pension related ....................  $   277.0     $   266.5
Other accrued liabilities ..........        6.8           8.7
                                      ------------- ------------
                                      $   283.8     $   275.2
===================================================================

-----------------------------------------------------------------------------
7.   LIFE INSURANCE
=============================================================================

Grace is the beneficiary of life insurance policies on certain current and former employees with benefits in force of approximately $2,241.3 million and a net cash surrender value of $87.5 million at September 30, 2002. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years. The following table summarizes activity in these policies for the nine months ended September 30, 2002 and 2001 and components of the net cash value at September 30, 2002 and December 31, 2001:

================================================================
LIFE INSURANCE -
ACTIVITY SUMMARY                       NINE MONTHS ENDED
(Dollars in millions)                    SEPTEMBER 30,
================================================================
                                     2002             2001
                                ---------------- ---------------
Earnings on policy assets.      $      31.2      $      31.5
Interest on policy loans..            (25.9)           (25.7)
Proceeds from policy loans             --              (48.7)
Policy loan repayments....              4.2             14.8
Premiums..................              2.5              2.6
Net investing activity....             (0.1)            (2.0)
                                ---------------- ---------------
  Change in net cash value      $      11.9      $     (27.5)
================================================================
Tax-free proceeds received      $      13.8      $      17.1
================================================================
COMPONENTS OF                    SEPTEMBER 30,    December 31,
NET CASH VALUE                       2002             2001
================================================================
Gross cash value...........     $     468.8      $     477.5
Principal - policy loans...          (366.3)          (377.6)
Accrued interest - policy
  loans ...................           (15.0)           (24.3)
                                ---------------- ---------------
   Net cash value..........     $      87.5      $      75.6
================================================================
Insurance benefits in force     $   2,241.3      $   2,291.0
================================================================

Grace's financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

-----------------------------------------------------------------------------
8.   DEBT
=============================================================================

On September 30, 2002, and December 31, 2001, Grace's debt was as follows:

==============================================================
COMPONENTS OF DEBT              SEPTEMBER 30,   December 31,
(Dollars in millions)                2002            2001
==============================================================
DEBT PAYABLE WITHIN ONE YEAR
Bank borrowings............     $        --    $        --
Other short-term borrowings             6.9            7.8
                                -------------- ---------------
                                $       6.9    $       7.8
                                ============== ===============
DEBT PAYABLE AFTER ONE YEAR
DIP facility ..............     $        --    $        --
Other long-term borrowings               --             --
                                -------------- ---------------
                                $        --    $        --
                                ============== ===============
DEBT SUBJECT TO COMPROMISE
Bank borrowings ...........     $     500.0    $     500.0
Other borrowings ..........             1.0            1.3
Accrued interest ..........            34.2           23.2
                                -------------- ---------------
                                $     535.2    $     524.5
                                ============== ===============
Annualized weighted average
  interest rates on total
  debt ....................             3.5%           5.8%
==============================================================

In April 2001, the Debtors entered into the DIP facility in the aggregate amount of $250 million. The DIP facility has a term of two years, is secured by a priority lien on substantially all assets of the Debtors, and bears interest based on LIBOR. Grace had no outstanding borrowings under the DIP facility as of September 30, 2002; however, $13.5 million of standby letters of credit were issued and outstanding under the facility. The letters of credit, which reduce available funds under the facility, were issued mainly for trade-related matters such as performance bonds, as well as certain insurance and environmental matters.

-----------------------------------------------------------------------------
9.   SHAREHOLDERS' EQUITY (DEFICIT)
=============================================================================

The Company is authorized to issue 300,000,000 shares of common stock. Of the common stock unissued on September 30, 2002, approximately 10,684,217 shares were reserved for issuance pursuant to stock option and other stock incentive plans. In the first nine months of 2002, the Company did not grant any stock options. For the year ended December 31, 2001, the Company granted a total of 1,339,846 options with an average exercise price of $2.53.

For additional information, see Notes 16 and 18 to the Consolidated Financial Statements in Grace's 2001 Form 10-K.

-----------------------------------------------------------------------------
10.  EARNINGS PER SHARE
=============================================================================

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

=============================================================
EARNINGS PER SHARE
(Amounts in millions,     THREE MONTHS       NINE MONTHS
except per share              ENDED            ENDED
amounts)                  SEPTEMBER 30,     SEPTEMBER 30,
=============================================================
                          2002     2001     2002      2001
                        --------- -------- -------- ---------
NUMERATORS
  Net income ......     $  14.0   $  19.8  $  47.6    $ 57.4
                        ========= ======== ======== =========
DENOMINATORS
  Weighted average
  common shares -
  basic calculation        65.5      65.3     65.4      65.3

  Dilutive effect of
  employee stock
  options and
  restricted shares          --       0.1      0.1       0.1
                        --------- -------- -------- ---------
  Weighted average
  common shares
  diluted calculation      65.5      65.4     65.5      65.4
                        ========= ======== ======== =========
BASIC EARNINGS PER
 SHARE ............     $  0.21   $  0.30  $  0.73  $   0.88
                        ========= ======== ======== =========
DILUTED EARNINGS PER
 SHARE ............     $  0.21   $  0.30  $  0.73  $   0.88
=============================================================

-----------------------------------------------------------------------------
11.  COMPREHENSIVE INCOME (LOSS)
=============================================================================

The tables below present the pre-tax, tax and after-tax components of Grace's other comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2002 and 2001:

=============================================================
THREE MONTHS ENDED                                  After-
SEPTEMBER 30, 2002           Pre-tax      Tax         Tax
(Dollars in millions)        Amount     Benefit     Amount
=============================================================
Foreign currency
  translation adjustments   $   (9.6)  $       --  $   (9.6)
                            ---------- ----------- ----------
Other comprehensive income  $   (9.6)  $       --  $   (9.6)
=============================================================
NINE MONTHS ENDED                                   After-
SEPTEMBER 30, 2002           Pre-tax      Tax         Tax
(Dollars in millions)        Amount     Benefit     Amount
=============================================================
Foreign currency
  translation adjustments   $   22.9   $       --  $   22.9
                            ---------- ----------- ----------
Other comprehensive income  $   22.9   $       --  $   22.9
=============================================================

=============================================================
THREE MONTHS ENDED                                   After-
SEPTEMBER 30, 2001           Pre-tax       Tax        Tax
(Dollars in millions)         Amount     Benefit     Amount
=============================================================
Foreign currency
  translation adjustments   $   12.1   $      --   $   12.1
                            ---------- ----------- ----------
Other comprehensive loss    $   12.1   $      --   $   12.1
=============================================================
NINE MONTHS ENDED                                   After-
SEPTEMBER 30, 2001           Pre-tax      Tax         Tax
(Dollars in millions)        Amount     Benefit     Amount
=============================================================
Unrealized losses on
  security................  $   (0.2)  $    0.1    $   (0.1)
Reclassification
  adjustment for gains
  realized in net income ..     (0.2)       0.1        (0.1)
                            ---------- ----------- ----------
Net unrealized loss .......     (0.4)       0.2        (0.2)
Foreign currency
  translation
  adjustments .............    (10.8)      --         (10.8)
                            ---------- ----------- ----------
Other comprehensive loss    $  (11.2)  $    0.2    $  (11.0)
=============================================================

The table below presents the components of Grace's accumulated other comprehensive loss at September 30, 2002 and December 31, 2001:


=============================================================
COMPONENTS OF ACCUMULATED
OTHER COMPREHENSIVE LOSS       SEPTEMBER 30,   December 31,
(Dollars in millions)             2002            2001
=============================================================
Foreign currency translation
  adjustments .............    $  (141.8)     $   (164.7)
Minimum pension liability
  adjustments .............       (136.0)         (136.0)
                               -------------- ---------------
Total accumulated other
  comprehensive loss.......    $  (277.8)     $   (300.7)
=============================================================

-----------------------------------------------------------------------------
12.  COMMITMENTS AND CONTINGENT
     LIABILITIES
=============================================================================


ASBESTOS-RELATED LITIGATION - SEE NOTE 3


ENVIRONMENTAL


General Matters and Discussion


Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace accrues for anticipated costs associated with investigative and remediation efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. These accruals do not take into account any discounting for the time value of money. At September 30, 2002, Grace's liability for environmental investigative and remediation costs related to continuing and discontinued operations totaled $156.4 million, as compared to $153.1 million at December 31, 2001. This estimate of environmental cost is based on funding and/or remediation agreements in place and Grace's best estimate of its cost for sites not subject to a formal remediation plan. The amounts of cash expenditures below have been charged against previously established reserves for the periods presented.

=============================================================
                         THREE MONTHS       NINE MONTHS
                             ENDED             ENDED
(Dollars in millions)    SEPTEMBER 30,     SEPTEMBER 30,
=============================================================
                         2002    2001       2002    2001
                        -------------------------------------
Continuing Operations
                         $   3.3  $ 6.8   $  14.0  $ 20.4
Discontinued
  Operations..........       0.3   (0.9)      0.5     3.5
                        -------------------------------------
Total.................   $   3.6  $ 5.9   $  14.5  $ 23.9
=============================================================

In addition to the cash payments, charges against previously established reserves include draws during the second quarter on letters of credit supporting environmental remediation activity. The draws were reclassified to "other" liabilities subject to compromise as a payable to the issuing banks.

During the three-month and nine-month periods ended September 30, 2002, Grace recorded pre-tax charges of $13.5 million and $19.3 million, respectively, for environmental matters. These charges were primarily for Grace's current estimate of probable liability and defense costs in connection with a cost recovery lawsuit brought by the U.S. government relating to Grace's former vermiculite mining and processing activities near Libby, Montana. The environmental risks related to such activities could result in additional material future charges to Grace's earnings, the amounts of which are not currently determinable. (See discussion under "Vermiculite Related Matters" below.)

Grace's environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. These liabilities are evaluated based on currently available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, existing technology, prior experience in contaminated site remediation and the apportionment of costs among potentially responsible parties. Grace expects that the funding of environmental remediation activities will be affected by the Chapter 11 proceedings, but cannot predict at this time if such proceedings will have a favorable or adverse effect; any such effect could be material. Grace's environmental liabilities are included in "liabilities subject to compromise" as of September 30, 2002.

Vermiculite Related Matters

From the 1920's until 1990, Grace and previous owners conducted vermiculite mining and related activities near Libby, Montana. The vermiculite ore that was mined contained varying amounts of asbestos as a contaminant, almost all of which was removed during processing. Expanded vermiculite from Libby was used in products such as fireproofing, insulation and potting soil. In November 1999, Region 8 of the U.S. Environmental Protection Agency ("EPA") began an investigation into alleged excessive levels of asbestos-related disease in the Libby population related to these former mining activities. This investigation led the EPA to undertake additional investigative activity and to carry out response actions in and around Libby. On March 30, 2001, the EPA filed a lawsuit in U.S. District Court for the District of Montana, Missoula Division (United States v. W. R. Grace & Company et al.) under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for the recovery of costs allegedly incurred by the United States in response to the release or threatened release of asbestos in the Libby, Montana area relating to such former mining activities. These costs include cleaning and/or demolition of contaminated buildings, the excavation and removal of contaminated soil, health screening of Libby residents and former mine workers, and investigation and monitoring costs.

Based upon a review of the EPA's cost invoices and related documents, Libby-related cost claims through December 31, 2001 totaled approximately $57 million. These costs included approximately $12 million of the EPA's "indirect" costs. In this action, the EPA is also seeking a declaration of Grace's liability that would be binding in future actions to recover further response costs. The EPA has approved an Action Memorandum Amendment dated May 2, 2002 that increases the EPA's spending authority and expands the scope of the EPA's proposed response actions to include the removal of Libby vermiculite from businesses and private residences in the Libby area. (However, the EPA has filed an unopposed motion to withdraw claims seeking recovery of costs for removal of ZAI from private residences.) In October 2002, the EPA added Libby to the EPA's National Priorities List ("NPL") of Superfund sites. Under CERCLA, the formal listing of a site on the NPL expands the EPA's authority to undertake comprehensive investigations and carry out extensive remedial activities at the listed site. Based on the above two EPA actions and the testimony of EPA witnesses deposed in the cost recovery lawsuit, Grace believes that the EPA's total cost recovery claims could reach, and potentially exceed, $100 million.

In connection with its defense, Grace has conducted its own investigation to determine whether the EPA's actions and cost claims are justified and reasonable. Based on its initial findings, Grace believes that most of the EPA's actions and spending have been unwarranted and excessive. This lawsuit is not subject to the automatic stay provided under the Bankruptcy Code and is expected to be tried during the first quarter of 2003. Liabilities for recovery costs are included in "liabilities subject to compromise" and any payments would be subject to the outcome of the Chapter 11 proceedings.

Since January 2000, Grace has expended and/or accrued approximately $22.7 million for remediation of certain Libby area vermiculite processing sites and for healthcare of Libby area residents diagnosed with asbestos-related illness.

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

The IRS is challenging deductions of interest on loans secured by corporate owned life insurance ("COLI") policies for years prior to January 1, 1999. In 2000, Grace paid $21.2 million of tax and interest related to this issue for tax years 1990 through 1992. Subsequent to 1992, Grace deducted approximately $163.2 million in interest attributable to COLI policy loans. Although Grace continues to believe in the merits of its case, the IRS has successfully challenged interest deductions claimed by other corporations with respect to broad-based COLI policies in all of the three litigated cases to date. Grace requested and was granted early referral to the IRS Office of Appeals for consideration of possible settlement alternatives of the COLI interest deduction issue in its entirety.

On September 23, 2002, Grace filed a motion in its Chapter 11 bankruptcy proceeding requesting that the Bankruptcy Court authorize Grace to enter into a settlement agreement with the IRS with respect to Grace's COLI interest deductions. The tax years at issue are 1989 through 1998. Under the terms of the proposed settlement, the government would allow 20% of the aggregate amount of the COLI interest deductions and Grace would owe federal income tax and interest on the remaining 80%. Grace has accrued for the potential tax and interest liability related to the disallowance of all COLI interest deductions and continues to accrue interest as part of its quarterly tax provision. On October 22, 2002, the Bankruptcy Court issued an order authorizing Grace to enter into settlement negotiations with the IRS consistent with the aforementioned terms and further ordered that any final agreement would be subject to Bankruptcy Court approval.

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

Grace has received notification from a foreign taxing authority assessing tax deficiencies plus interest relating to the purchase and sale of foreign bonds in 1989 and 1990. This assessment, totaling approximately 463 million Belgium francs (currently equivalent to approximately $11.2 million United States dollars), is related to the Bekaert Group, which Grace sold in 1991, but as to which Grace retained liability for tax deficiencies attributable to tax periods prior to the sale. The matter is currently before the foreign authorities; no decision has been rendered.

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

FRAUDULENT TRANSFERS

The Company and one of its subsidiaries have been named in purported class action suits alleging that the 1996 reorganization involving a predecessor of Grace and Fresenius A.G. and the 1998 reorganization involving a predecessor of Grace and Sealed Air Corporation were fraudulent transfers. The suits are alleged to have been brought on behalf of all individuals who then had lawsuits on file asserting personal injury or wrongful death claims against any of the defendants. The other defendants in the suits have all asserted claims against Grace for indemnification. Grace believes that the suits are without merit. These lawsuits have been stayed as a result of Grace's Chapter 11 filing. Fraudulent transfer claims related to the Sealed Air transaction were originally expected to be heard by the Bankruptcy

Court commencing on September 30, 2002. However, the trial date has been postponed until December 2, 2002 pending resolution of certain procedural issues by the court. (See Note 1 for additional information.)

PURCHASE COMMITMENTS

Grace regularly commits to purchase materials and services as part of its various business activities. All such commitments are expected to be fulfilled with no material adverse consequences to Grace's operations or financial condition.

FINANCIAL ASSURANCES

At September 30, 2002, Grace had gross financial assurances issued and outstanding of $234.2 million, comprised of $135.2 million of gross surety bonds issued by various insurance companies and $99.0 million standby letters of credit issued by various banks. Of the standby letters of credit, $19.7 million act as collateral for surety bonds, thereby reducing Grace's overall obligations under its financial assurances to a net amount of $214.5 million. These financial assurances were established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. Of the net amount of $214.5 million of financial assurances, approximately $5.0 million were issued on behalf of non-Debtor entities and $209.5 million were issued on behalf of the Debtors. Of the amounts issued by the Debtors, approximately $195.5 million were issued before the Filing Date, with the remaining $14.0 million being subsequent to the Filing, of which $13.5 million was issued under the DIP facility.

ACCOUNTING FOR CONTINGENCIES

Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under generally accepted accounting principles. As a result of the Filing, claims related to the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" on the accompanying Consolidated Balance Sheet as of September 30, 2002. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded by Grace at September 30, 2002.

-----------------------------------------------------------------------------
13.  BUSINESS SEGMENT INFORMATION
=============================================================================

The table below presents information related to Grace's business segments for the three-month and nine-month periods ended September 30, 2002 and 2001. Only those corporate expenses directly related to the segment are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such. Pre-tax operating income for Davison Chemicals includes Grace's equity income in ART LLC. For further information concerning ART LLC, refer to Note 6 to the Consolidated Financial Statements in Grace's 2001 Form 10-K.

================================================================
                             THREE MONTHS        NINE MONTHS
BUSINESS SEGMENT DATA            ENDED              ENDED
(Dollars in millions)        SEPTEMBER 30,      SEPTEMBER 30,
================================================================
                            2002     2001       2002      2001
                          --------------------------------------
NET SALES
Davison Chemicals ......  $  247.8 $ 224.9   $   707.5 $  656.0
Performance Chemicals ..     230.9   223.2       656.3    638.1
                          --------------------------------------
TOTAL ..................  $  478.7 $ 448.1   $ 1,363.8 $1,294.1
                          ======================================
PRE-TAX OPERATING
  INCOME
Davison Chemicals ......  $   36.6  $ 33.6   $   103.0 $   94.8
Performance Chemicals ..      31.2    30.6        80.1     78.9
                          --------------------------------------
TOTAL ..................  $   67.8  $ 64.2   $   183.1 $  173.7
================================================================

The table below presents information related to the geographic areas in which Grace operated for the three-month and nine-month periods ended September 30, 2002 and 2001.

===============================================================
                          THREE MONTHS         NINE MONTHS
GEOGRAPHIC AREA DATA          ENDED               ENDED
(Dollars in millions)     SEPTEMBER 30,       SEPTEMBER 30,
===============================================================
                         2002      2001       2002      2001
                        ---------------------------------------
NET SALES
  United States .......  $  209.0 $ 212.4   $  617.7  $  626.8
  Canada and Puerto
    Rico ..............      19.3    13.6       44.3      35.6
  Europe ..............     146.4   124.4      409.8     351.2
  Asia Pacific ........      77.0    69.9      211.7     202.8
  Latin America .......      27.0    27.8       80.3      77.7
                         --------------------------------------
TOTAL .................  $  478.7 $ 448.1   $1,363.8  $1,294.1
===============================================================

The pre-tax operating income for Grace's business segments for the three-month and nine-month periods ended September 30, 2002 and 2001 is reconciled below to income before Chapter 11 reorganization expenses and income taxes presented in the accompanying Consolidated Statement of Operations.

==============================================================
RECONCILIATION OF
BUSINESS SEGMENT DATA
TO FINANCIAL              THREE MONTHS          NINE MONTHS
STATEMENTS                    ENDED               ENDED
(Dollars in millions)     SEPTEMBER 30,        SEPTEMBER 30,
==============================================================
                           2002     2001      2002      2001
                        --------------------------------------
Pre-tax operating
  income - business
  segments..........    $  67.8  $  64.2   $  183.1   $ 173.7
Interest expense ...       (4.8)    (8.3)     (15.2)    (30.0)
Interest income.....        0.9      1.1        2.5       3.8
Corporate operating
  costs.............      (14.9)   (10.4)     (39.8)    (33.4)
Other, net..........      (11.3)    (5.8)     (17.3)      2.7
                        --------------------------------------
Income before Chapter
  11 reorganization
  expenses and income
  taxes ............    $  37.7  $  40.8   $  113.3   $ 116.8
==============================================================

Corporate operating costs include expenses of corporate headquarters functions incurred in support of core operations, such as corporate financial and legal services, human resources management, communications and regulatory affairs. This item also includes certain pension and postretirement benefits that are considered a core operating cost but not allocated to business segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

-----------------------------------------------------------------------------
DESCRIPTION OF BUSINESS
=============================================================================

W. R. Grace & Co. and its subsidiaries are engaged in specialty chemicals and specialty materials businesses on a global basis. Its business segments are Davison Chemicals, which produces catalyst and silica products, and Performance Chemicals, which produces construction chemicals, building materials and sealants and coatings.

As used herein, the term "Company" refers to W. R. Grace & Co. The term "Grace" refers to the Company and/or one or more of its subsidiaries and, in certain cases, their respective predecessors.

-----------------------------------------------------------------------------
VOLUNTARY BANKRUPTCY FILING
=============================================================================

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

As provided by the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization for a 120-day period following the Filing Date. The Debtors have received an extension of their exclusivity period during which to file a plan of reorganization through February 1, 2003, and an extension of the Debtors' exclusive rights to solicit acceptances of a reorganization plan through April 1, 2003.

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

The Debtors' Chapter 11 cases have been assigned to Judge Alfred M. Wolin, a senior federal judge who sits in Newark, New Jersey. Judge Wolin will preside over asbestos bodily injury matters and the fraudulent conveyance litigation described below. He has assigned the debtors' other bankruptcy matters to Judge Judith Fitzgerald, a U.S. Bankruptcy judge from the Western District of Pennsylvania, sitting in Wilmington, Delaware.

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

In July 2002, the Bankruptcy Court approved special counsel to represent the ZAI claimants, at the Debtors' expense, in a proceeding to determine certain threshold scientific issues regarding ZAI. The court has set a litigation schedule that would result in pretrial hearings on these issues in the second and third quarters of 2003.

Fraudulent Conveyance Claims - Judge Wolin has authorized the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants to proceed with claims against Sealed Air Corporation that the 1998 transaction involving Grace's former packaging business and Sealed Air Corporation constituted a fraudulent conveyance. A trial originally had been set to begin on September 30, 2002. However, the Third Circuit Court of Appeals recently issued an opinion in another case (The Official Committee of Unsecured Creditors of Cybergenics Corp. v. Chinery) holding that creditors committees do not have the capacity under the Bankruptcy Code to pursue fraudulent conveyance claims on behalf of the bankruptcy estate, and that only a trustee or a debtor-in-possession may bring such an action.

Judge Wolin requested that each interested party propose a course of action for proceeding with the fraudulent conveyance case in light of the Cybergenics decision. Among the responses to this request, the Official Committee of Asbestos Personal Injury Claimants proposed the appointment of a trustee with full powers, stating that the Debtors' failure to prosecute the fraudulent conveyance claims constitutes sufficient grounds for such appointment. The Debtors determined not to bring such claims as debtors-in-possession because the Debtors believe that the fraudulent conveyance claims are without merit and that prosecuting such claims would not be in the interests of all of its creditors and other stakeholders. However, the Debtors proposed that the court appoint an examiner or a trustee with limited powers to prosecute the case against Sealed Air Corporation so that the case could proceed without conflicting with the holding in Cybergenics. Judge Wolin rejected the proposals to appoint a trustee with full powers, a limited trustee or an examiner to pursue the case and instead rescheduled the trial date for December 2, 2002, to be pursued by the two asbestos claimants committees notwithstanding the Cybergenics decision. He certified his decision to proceed in this manner for immediate appeal to the Third Circuit Court of Appeals. The Third Circuit Court of Appeals is considering whether to grant the parties' requests for appeal of these issues.

While the Debtors do not believe that sufficient grounds exist under the Bankruptcy Code for the court to appoint a trustee with full powers, if the court ultimately determines to do so, the Debtors would no longer operate their businesses as debtors-in-possession, which could have a material adverse effect on Grace's results of operations and financial condition.

The trial of the fraudulent conveyance claims will include, for purposes of determining Grace's solvency at the time of the Sealed Air transaction, an estimation or other determination of Grace's asbestos-related liabilities. Findings made with respect to Grace's asbestos-related liabilities in this case could affect the determination of Grace's ultimate asbestos-related liability in the Chapter 11 proceedings.

Impact on Debt Capital - All of the Debtor's pre-petition debt is in default due to the Filing. The accompanying Consolidated Balance Sheet as of

September 30, 2002 reflects the classification of the Debtors' pre-petition debt within "liabilities subject to compromise."

The Debtors have entered into a debtor-in-possession post-petition loan and security agreement with Bank of America, N.A. (the "DIP facility") in the aggregate amount of $250 million. The DIP facility has a term expiring on April 1, 2003 and bears interest under a formula based on the London
Inter-Bank Offered Rate ("LIBOR") plus 2.00 to 2.25 percentage points depending on the level of loans outstanding. The Debtors are in the process of evaluating their needs for a renewal of the DIP facility, which will be subject to the Bankruptcy Court approval. Although the DIP facility is subject to renewal, Grace expects that the availability of credit will continue beyond that date.

Accounting Impact - The accompanying Consolidated Financial Statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7") "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," promulgated by the American Institute of Certified Public Accountants. SOP 90-7 requires that financial statements of debtors-in-possession be prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, the realization of certain Debtors' assets and liquidation of certain Debtors' liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the Consolidated Financial Statements, which do not currently give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

Pursuant to SOP 90-7, Grace's pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of September 30, 2002, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments) as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation and other claims). The recorded amounts of such liabilities generally reflect accounting measurements as of the Filing Date, adjusted as warranted, for changes in facts and circumstances and/or rulings under Grace's Chapter 11 proceedings subsequent to the Filing. (See Note 2 to the Consolidated Financial Statements for detail of the liabilities subject to compromise as of September 30, 2002, and as of the Filing Date.) Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheet based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

During the nine-month period ended September 30, 2002, the Debtors recorded Chapter 11 reorganization expenses of $21.4 million.

-----------------------------------------------------------------------------
CRITICAL ACCOUNTING ESTIMATES
=============================================================================

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


-----------------------------------------------------------------------------
CONTINUING OPERATIONS
=============================================================================

Set forth below is a chart that lists key operating statistics and percentage changes for the three-month and nine-month periods ended September 30, 2002 and 2001. The chart should be referenced when reading management's discussion and analysis of the results of continuing operations.

The chart below, as well as the financial information presented throughout this discussion, divides Grace's financial results between "core operations" and "noncore activities." Core operations comprise the financial results of Davison Chemicals and Performance Chemicals, as well as the costs of corporate activities that directly or indirectly support business operations. In contrast, noncore activities comprise all other events and transactions not directly related to the generation of revenue or the support of core operations.

=================================================================================================================================

ANALYSIS OF CONTINUING OPERATIONS                      THREE MONTHS ENDED                         NINE MONTHS ENDED
 (Dollars in millions)                                    SEPTEMBER 30,                             SEPTEMBER 30,
=================================================================================================================================
                                                                           % Change                                    % Change
                                                2002          2001       Fav (Unfav)        2002           2001       Fav (Unfav)
                                            -------------------------------------------------------------------------------------
NET SALES:
    DAVISON CHEMICALS
    Catalyst products ....................   $    179.6   $    160.2         12.1%     $    510.0     $    469.9         8.5%
    Silica products ......................         68.2         64.7          5.4%          197.5          186.1         6.1%
                                             -------------------------------------------------------------------------------------
  TOTAL DAVISON CHEMICALS ................        247.8        224.9         10.2%          707.5          656.0         7.9%
                                             -------------------------------------------------------------------------------------
    PERFORMANCE CHEMICALS
    Construction chemicals ...............        106.5         97.3          9.5%          291.9          268.2         8.8%
    Building materials ...................         60.5         64.5         (6.2%)         178.2          184.9        (3.6%)
    Sealants and coatings ................         63.9         61.4          4.1%          186.2          185.0         0.6%
                                             -------------------------------------------------------------------------------------
  TOTAL PERFORMANCE CHEMICALS ............        230.9        223.2          3.4%          656.3          638.1         2.9%
                                             -------------------------------------------------------------------------------------
TOTAL GRACE SALES - CORE OPERATIONS ......   $    478.7   $    448.1          6.8%     $  1,363.8     $  1,294.1         5.4%
=================================================================================================================================
PRE-TAX OPERATING INCOME:
    Davison Chemicals ....................   $     36.6   $     33.6          8.9%     $    103.0     $     94.8         8.6%
    Performance Chemicals ................         31.2         30.6          2.0%           80.1           78.9         1.5%
    Corporate operating costs ............        (14.9)       (10.4)       (43.3%)         (39.8)         (33.4)      (19.2%)
                                             -------------------------------------------------------------------------------------
PRE-TAX INCOME FROM CORE OPERATIONS.......         52.9         53.8         (1.7%)         143.3          140.3         2.1%
                                             -------------------------------------------------------------------------------------
PRE-TAX (LOSS) INCOME FROM NONCORE
  ACTIVITIES .............................        (11.3)        (5.8)       (94.8%)         (17.3)           2.7        NM
Interest expense .........................         (4.8)        (8.3)        42.2%          (15.2)         (30.0)       49.3%
Interest income ..........................          0.9          1.1        (18.2%)           2.5            3.8       (34.2%)
                                             -------------------------------------------------------------------------------------
INCOME BEFORE CHAPTER 11 REORGANIZATION
   EXPENSES AND INCOME TAXES .............         37.7         40.8         (7.6%)         113.3          116.8        (3.0%)
Chapter 11 reorganization expenses, net ..         (8.6)        (4.8)       (79.2%)         (21.4)         (12.0)      (78.3%)
Provision for income taxes ..............         (15.1)       (16.2)         6.8%          (44.3)         (47.4)        6.5%
                                             -------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS........    $     14.0   $     19.8        (29.3%)    $     47.6     $     57.4       (17.1%)
=================================================================================================================================
NET SALES BY REGION:
North America ............................   $    228.3   $    226.0          1.0%     $    662.0     $    662.4        (0.1%)
Europe ...................................        146.4        124.4         17.7%          409.8          351.2        16.7%
Asia Pacific .............................         77.0         69.9         10.2%          211.7          202.8         4.4%
Latin America ............................         27.0         27.8         (2.9%)          80.3           77.7         3.3%
                                             -------------------------------------------------------------------------------------
TOTAL.....................................   $    478.7   $    448.1          6.8%     $  1,363.8     $  1,294.1         5.4%
=================================================================================================================================

   NM = Not meaningful.

NET SALES

The following tables identify the increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation.

===============================================================
                     THREE MONTHS ENDED SEPTEMBER 30, 2002 AS
NET SALES              A PERCENTAGE INCREASE (DECREASE) FROM
VARIANCE ANALYSIS      THREE MONTHS ENDED SEPTEMBER 30, 2001
===============================================================
                      VOLUME   PRICE/MIX  TRANSLATION   TOTAL
                     ------------------------------------------

Davison Chemicals       5.6%       0.8%        3.8%      10.2%
Performance
  Chemicals ......      2.6%       0.3%        0.5%       3.4%
Net sales ........      4.1%       0.5%        2.2%       6.8%
---------------------------------------------------------------
By Region:
  North America ..      2.3%      (1.3%)      --          1.0%
  Europe .........      5.5%       1.0%       11.2%      17.7%
  Asia Pacific ...      6.7%       1.1%        2.4%      10.2%
  Latin America ..      5.8%      11.4%      (20.1%)     (2.9%)
===============================================================


===============================================================
                      NINE MONTHS ENDED SEPTEMBER 30, 2002 AS
NET SALES              A PERCENTAGE INCREASE (DECREASE) FROM
VARIANCE ANALYSIS      NINE MONTHS ENDED SEPTEMBER 30, 2001
===============================================================
                      VOLUME   PRICE/MIX  TRANSLATION   TOTAL
                     ------------------------------------------

Davison Chemicals       5.5%       1.8%        0.6%       7.9%
Performance
  Chemicals ......      4.4%      (0.4%)      (1.1%)      2.9%
Net sales ........      5.0%       0.7%       (0.3%)      5.4%
---------------------------------------------------------------
By Region:
  North America ..      1.1%      (1.1%)      (0.1%)     (0.1%)
  Europe .........     11.4%       2.8%        2.5%      16.7%
  Asia Pacific ...      5.4%      (0.7%)      (0.3%)      4.4%
  Latin America ..      8.0%       9.6%      (14.3%)      3.3%
===============================================================

Three Months Ended September 30, 2002

Grace's net sales increased 6.8% to $478.7 million in the three-month period ended September 30, 2002 compared with the same period in 2001. Continued strong demand for refining catalysts, and revenue from bolt-on acquisitions in catalyst products and construction chemicals, favorably impacted third quarter results. Acquisitions contributed $9.4 million or 2.1 percentage points of the sales volume growth. The impact from foreign currency translation occurred primarily in Europe where sales, reported in U.S. dollars, were favorably affected by currency movements in the quarter. Silica products and sealants and coatings experienced volume increases driven by growth initiatives.

Nine Months Ended September 30, 2002

Grace's net sales increased 5.4% to $1,363.8 million during the nine-month period ended September 30, 2002 compared with the same period in 2001. Sales were favorably impacted by strong demand for refining catalysts, and by revenue from bolt-on acquisitions in catalyst products, silica products and construction chemicals. Acquisitions contributed $39.1 million or 3.0 percentage points of the sales volume growth. The impact from foreign currency translation occurred primarily in Europe, where sales, reported in U.S. dollars, were positively affected by 2.5%, partially offset by Latin America, where sales, reported in U.S. dollars, were adversely affected by 14.3%.

During the nine months ended September 30, 2002, all product groups experienced volume growth. Catalyst volumes were strong due to increased refining catalyst demand. Silica products sales reflect the addition of two acquisitions during the first quarter of 2001 and volume increases in coatings. Construction chemical volume growth in Europe was driven by the acquisition of Pieri S.A. in July 2001.

PRE-TAX INCOME FROM CORE OPERATIONS

Pre-tax income from core operations comprises the business segment results of Davison Chemicals and Performance Chemicals offset by corporate operating costs. Pre-tax income from core operations was $52.9 million for the third quarter of 2002, compared with $53.8 million for the third quarter of 2001, a 1.7% decrease. Higher pension, medical and other employee costs of approximately $10.3 million offset productivity gains and profit improvement from added sales. Pre-tax income from core operations was $143.3 million for the nine months ended September 30, 2002, compared with $140.3 million for the same period in 2001, a 2.1% increase. Year-to-date pre-tax operating margin was 10.5%, slightly lower than the prior year, and reflecting the negative effects of facility rationalizations during the second quarter and overall higher costs for pensions and employee benefits, offset by productivity gains.


PRE-TAX INCOME (LOSS) FROM NONCORE ACTIVITIES

Pre-tax income (loss) from noncore activities comprises all events and transactions not directly related to the generation of revenue or the support of core operations. Expense from noncore activities totaled $11.3 million for the third quarter of 2002, compared with expense of $5.8 million for the prior year period. The expense in 2002 from noncore activities included a pre-tax charge for Grace's current estimate of defense and other probable costs to resolve pending environmental litigation as well as pension and other postretirement benefits for former employees of divested businesses. These expenses were offset by income from Grace's life insurance policies. The recorded expense in 2001 was attributable to pension expenses related to former employees of divested businesses offset by income from Grace's life insurance policies.

Expense from noncore activities totaled $17.3 million for the nine months ended September 30, 2002, compared with income of $2.7 million for the prior year period. The expense from noncore activities for 2002 included pension and other postretirement benefits for former employees of divested businesses as well as a pre-tax charge for Grace's current estimate of defense and other probable costs to resolve pending environmental litigation, offset by income from Grace's life insurance policies. Income in 2001 included $7.7 million from the sale of Grace's remaining interest in Cross Country Staffing and income from Grace's life insurance policies, partially offset by pension expenses related to former employees of divested businesses.

CHAPTER 11 EXPENSES

Net reorganization expenses of $8.6 million and $21.4 million, for the three months and nine months ended September 30, 2002, consisted primarily of legal, financial and consulting fees incurred by Grace and three creditors' committees related to the Chapter 11 Filing. Grace believes that reorganization expenses will continue between $8 to $10 million per quarter for the foreseeable future.

INTEREST AND INCOME TAXES

Net interest expense for the three months ended September 30, 2002 was $3.9 million, down from $7.2 million in 2001. Net interest expense for the nine months ended September 30, 2002 was $12.7 million, down from $26.2 million in 2001. These decreases are attributable to a declining interest rate environment and lower borrowing levels. Grace is continuing to accrue interest expense on its pre-petition debt at the pre-petition contractual rate, which amounted to $3.6 million and $11.0 million in the three-month and nine-month periods ended September 30, 2002.

Grace's provision for income taxes at the federal corporate rate of 35% was $39.7 million for the nine months ended September 30, 2002. The primary difference between this amount and the overall provision for income taxes of $44.3 million is attributable to current period interest on tax contingencies and the non-deductibility of certain Chapter 11 expenses.

DAVISON CHEMICALS

Business Description

The Davison Chemicals segment is a leading global supplier of catalyst and silica products. Catalyst products represented approximately 38% of Grace's 2002 third quarter sales (36% - 2001). This segment includes fluid cracking catalysts and additives used in petroleum refineries to convert distilled crude oil into transportation fuels and other petroleum-based products; hydroprocessing catalysts, which upgrade heavy oils and remove certain impurities; polyolefin catalysts, which are essential components in the manufacture of polyethylene and polypropylene used in products such as plastic film, high-performance plastic pipe and other plastic parts; and chemical catalysts, which are used in a variety of chemical processes. Silica products, which represented 14% of Grace's 2002 and 2001 third quarter sales, are used in a wide range of industrial and consumer applications, such as coatings, food processing, plastics, adsorbents, personal care products and biotechnology separations.

Recent Acquisitions and Joint Ventures

In August 2002, Grace's joint venture with Chevron Products Company, ART LLC, acquired an exclusive license for the hydroprocessing catalyst technology of Japan Energy Corporation and its subsidiary Orient Catalyst Company. The joint venture will market and distribute catalysts based on this technology worldwide.

In January 2002, Grace, through its Swedish subsidiary, acquired the catalyst manufacturing assets of Borealis A/S. This aquisition has been integrated into Grace's global polyolefin catalysts business.

Three Months Ended September 30, 2002

Sales for the Davison Chemicals segment during the three months ended September 30, 2002 were $247.8 million, up 10.2% from the prior year period. Acquisitions accounted for $5.3 million or 2.4 percentage points of the sales growth. Operating income was $36.6 million, up 8.9% from the prior year period, and operating margin of 14.8% was about even with the prior year period. Operating income and margins in the third quarter were negatively affected by inflation in certain raw materials and by higher employee benefit and insurance costs, a portion of which was offset by productivity gains and lower energy costs.

Sales in North America were up 7.1%, sales in Europe were up 16.8%, sales in Asia Pacific were up 11.1% and sales in Latin America were down 9.3%. In North America, the increase occurred primarily due to strong demand for refining catalysts and favorable sales patterns of hydroprocessing catalysts. In Europe, the increase was driven by added sales of refining catalysts and additives and silica coatings applications, along with the Borealis acquisition in polyolefin catalysts in the first quarter of 2002. The increase in Asia Pacific was largely due to hydroprocessing catalyst order patterns. The decrease in Latin America primarily reflected order patterns for refining catalysts.

Sales of catalyst products, which include refining catalysts and additives, polyolefin catalysts and other chemical catalysts, were up 12.1% compared with 2001. This increase primarily reflected sales of refining catalysts to meet strong gasoline demand and other refinery requirements, as well as revenue from 2002 acquisitions to complement polyolefin and hydroprocessing catalyst product offerings. Sales of silica products were up 5.4% for the period, primarily from growth programs in coatings applications and increased volume in Europe.

Nine Months Ended September 30, 2002

Sales for the Davison Chemicals segment during the nine months ended September 30, 2002 were $707.5 million, up 7.9% from the prior year period. Acquisitions accounted for $19.6 million or 3.0 percentage points of the sales growth. Operating income was $103.0 million, up 8.6% from the prior year period, and operating margin of 14.6% was about even with the prior year period. Operating income was favorably impacted by lower energy costs and improved productivity, offset by inflation in certain raw materials and by higher employee benefit and insurance costs compared to the prior year period.

Sales were up 3.6% in North America, 15.2% in Europe, 5.4% in Asia Pacific, and 2.4% in Latin America. In North America the increase was primarily attributable to order patterns of hydroprocessing catalysts and increased sales of fluid cracking catalysts. In Europe, the increase was driven by refining catalysts and silica coatings applications, along with the Borealis acquisition in polyolefin catalysts completed in the first quarter of

2002. The increase in Asia Pacific and Latin America was primarily due to the strong refining catalyst environment.

Sales of catalyst products were up 8.5% resulting from higher demand for refining catalysts to meet increased gasoline usage and other refinery requirements, and additional sales attributable to the Borealis acquisition. Sales of silica products were up 6.1% for the period primarily from growth programs in coatings applications and increased volume in Latin America, Europe and Asia Pacific.

PERFORMANCE CHEMICALS

Business Description

The major product groups of the Performance Chemicals segment are (1) specialty construction chemicals and specialty building materials, which are used primarily by the nonresidential construction industry; and (2) container sealants and coatings for food and beverage packaging, and other related products. Specialty construction chemicals, which represented 22% of Grace's 2002 and 2001 third quarter sales, add strength, control corrosion, and enhance the handling and application of concrete, and reduce the manufacturing cost and improve the quality of cement. Specialty building materials, which represented 13% of Grace's 2002 third quarter sales (14% - 2001), prevent water damage to structures and protect structural steel against collapse due to fire. Sealants and coatings products, which represented 13% of Grace's 2002 third quarter sales (14% - 2001), are used to seal beverage and food cans, glass and plastic bottles and protect metal packaging from corrosion and the contents from the influences of metal.

Recent Acquisitions and Joint Ventures

In March 2002, Grace acquired Addiment, Incorporated, a leading supplier of specialty chemicals to the concrete paver and masonry industries in the U.S. and Canada, which has been integrated into the construction chemicals product line.

Three Months Ended September 30, 2002

Sales for the Performance Chemicals segment for the three months ended September 30, 2002 were $230.9 million, up 3.4% from the prior year period. Acquisitions accounted for $4.1 million, or 1.8 percentage points of the sales growth. Operating income was $31.2 million, up 2.0% from $30.6 million in the prior year period, and operating margin of 13.5% was 0.2 percentage points unfavorable to the prior year period. Operating income, although favorably impacted by currency translation, was adversely affected by higher employee benefit and insurance costs.

Sales in North America were down 3.2%, sales in Europe were up 19.2%, sales in Asia Pacific were up 9.2% and sales in Latin America were up 3.0%. In North America the declines occurred primarily in construction chemicals and building materials, reflecting the softness in North American construction activity. In Europe, strong sales in construction chemicals were attributable to the Pieri acquisition. This region also continues to experience higher sales in both waterproofing and fireprotection products, and container sealants. Sales increases in Asia Pacific and Latin America are attributable to volume increases in construction chemicals, partially offset by small declines in other product lines.

Sales of specialty construction chemicals, which include concrete admixtures, cement additives and masonry products, were up 9.5%, despite reduced commercial construction activity in North America. Sales were strong in all other geographic regions, reflecting recovery of construction activity, the success of new product programs and sales initiatives in key economies worldwide. Sales of specialty building materials, which include waterproofing and fire protection products, were down 6.2% reflecting softness in North American construction and a decline in re-roofing activity due to dry weather conditions. This business is largely based in the United States and most directly affected by changes in U.S. commercial building activity. Sales of sealants and coatings, which include container sealants, coatings, and polymers, were up 4.1%, reflecting continued good results from growth initiatives in coatings and closure compounds, particularly in Europe.

Nine Months Ended September 30, 2002

Sales for the Performance Chemicals segment for the nine months ended September 30, 2002 were $656.3 million, up 2.9% from the prior year period. Acquisitions accounted for $19.5 million, or 3.1 percentage points of the sales growth. Operating income was $80.1 million, up 1.5% from the prior year period, and operating margin of 12.2% was 0.2 percentage points unfavorable to the prior year period. Operating margin was unfavorably impacted by increased operating costs and costs associated with facility rationalizations, partially offset by acquisition growth and productivity gains.

Sales in North America were down 2.7%, sales in Europe were up 19.3%, sales in Asia Pacific were up

3.0% and sales in Latin America were up 4.2%. Declining sales in North America occurred primarily in construction chemicals and building materials, reflecting the softness in North American construction activity. Sealants and coatings sales remained consistent with the prior year. In Europe, the increase in sales was primarily attributable to the Pieri acquisition, and growth in building materials and sealants and coatings products. Asia Pacific showed an increase in construction chemical sales with offsetting declines in building materials and sealants and coatings. Latin America showed an overall increase in sales of construction chemicals and building materials and a slight decrease in sales of sealants and coatings.

Sales of construction chemicals were up 8.8%, driven primarily by acquisitions. Sales of building materials were down 3.6%, with lower sales in waterproofing and fireproofing due to timing of projects and unfavorable weather conditions. Sales of sealants and coatings were adversely affected by the impact of currency translation in Latin America, which negatively impacted sales by 3.3%. Excluding the impact of currency translation, sales were up 3.9% reflecting higher sales of coatings and closure products.

CORPORATE OPERATING COSTS

Corporate operating costs include expenses incurred by corporate headquarters functions in support of core operations. Corporate operating costs in the third quarter of 2002 were $14.9 million, up from $10.4 million in the third quarter of 2001. This increase was primarily attributable to an increase in pension expenses due to the poor performance of the global equity markets. Corporate operating costs for the nine-month period were $39.8 million, up from $33.4 million in 2001, also primarily attributable to an increase in pension expense.

The decline in value of the U.S. and global equity markets coupled with a decline in interest rates created a shortfall between accounting measurements of Grace's U.S. salaried qualified pension obligations and the market value of dedicated pension assets at December 31, 2001. This condition required a balance sheet adjustment in shareholders' equity (deficit) of $124.4 million at December 31, 2001, and increased Grace's pension expense charged to core operations by approximately $5.3 million and $12.3 million in the third quarter and first nine months of 2002, respectively. If there is no recovery in the equity markets by year-end 2002, Grace may need to recognize an additional reduction to shareholders' equity of approximately $140 million, which would result from a year-to-date loss of approximately 15% in pension asset value. (During the same period, the overall U.S. equities market declined more than 25%). An adjustment, if necessary, would only be made at year-end 2002 and will not affect 2002 operating results. However, 2003 operating results and cash funding requirements could be adversely affected.

FINANCIAL POSITION AND CASH FLOWS

The following chart sets forth Grace's net asset position supporting its core operations and its net cash flows from core operations.

================================================================
CORE OPERATIONS                    SEPTEMBER 30,  December 31,
(Dollars in millions)                   2002           2001
----------------------------------------------------------------

BOOK VALUE OF INVESTED CAPITAL
Receivables.....................  $   331.9       $   296.3
Inventory.......................      176.7           174.8
Properties and equipment, net...      597.6           582.9
Intangible assets and other.....      594.8           616.8
                                  ------------------------------
ASSETS SUPPORTING CORE
  OPERATIONS ...................    1,701.0         1,670.8
Accounts payable and accruals...     (329.6)         (304.1)
                                  ------------------------------
CAPITAL INVESTED IN CORE
  OPERATIONS ...................  $ 1,371.4      $  1,366.7
After-tax return on average
 invested capital (trailing
 twelve months) ................        8.8%            9.2%
                                  ==============================
                                       NINE MONTHS ENDED
                                          SEPTEMBER 30,
                                  ------------------------------
CASH FLOWS:                            2002           2001
                                  ------------------------------
Pre-tax operating income......... $   143.3       $   140.3
Depreciation and amortization....      70.6            68.7
                                  ------------------------------
PRE-TAX EARNINGS BEFORE
 DEPRECIATION AND AMORTIZATION ..     213.9           209.0
Working capital and other
  changes .......................      (3.5)         (106.2)
                                  ------------------------------
CASH FLOW BEFORE INVESTING ......     210.4           102.8
Capital expenditures ............     (55.4)          (36.3)
Businesses acquired .............     (25.0)          (84.4)
                                  ------------------------------
NET CASH FLOW FROM CORE
  OPERATIONS .................... $   130.0       $   (17.9)
================================================================

Grace had a net asset position supporting its core operations of $1,371.4 million at September 30, 2002, compared with $1,366.7 million at December 31, 2001 (including the cumulative translation account reflected in Shareholders' Equity (Deficit) of $141.8 million for 2002 and $164.7 million for 2001). The increase in invested capital supporting core operations was primarily due to an increase of $35.6 million in receivables reflecting Grace's business cycle and the weaker dollar, offset by employment-related accruals.

After-tax return on capital invested in core operations decreased by 0.4 percentage points in the nine-month period of 2002, due to relatively flat earnings compared to a proportionately higher investment base. Net cash flows from core operations increased primarily from the easing of working capital pressures that began prior to the Filing. In addition, a 2.1% increase in pre-tax income from core operations, and lower cash spending on businesses acquired, added to net cash flow.

-----------------------------------------------------------------------------
FINANCIAL CONDITION
=============================================================================

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

NONCORE LIABILITIES AND CONTINGENCIES

Grace has a number of financial exposures originating from past businesses, products and events. These obligations arose from transactions and/or business practices that date back to when Grace was a much larger company, when it produced products or operated businesses that are no longer part of its revenue base, and when government regulations and scientific knowledge were much less advanced than today. The table below summarizes the net noncore liability at September 30, 2002 and December 31, 2001 and the net cash flow from noncore activities for the nine months ended September 30, 2002 and 2001:

===============================================================
NONCORE ACTIVITIES
(Dollars in millions)
-------------------------------- SEPTEMBER 30,   December 31,
NET NONCORE LIABILITY               2002             2001
===============================================================
Asbestos-related litigation..     $  (978.2)     $  (996.3)
Asbestos-related insurance
receivable ..................         282.6          293.4
                                -------------------------------
Asbestos-related liability,
  net........................        (695.6)        (702.9)
Environmental remediation....        (156.4)        (153.1)
Postretirement benefits......        (152.6)        (169.1)
Retained obligations and
  other......................         (57.8)         (80.6)
---------------------------------------------------------------
NET NONCORE LIABILITIES......     $(1,062.4)     $(1,105.7)
===============================================================



===============================================================
                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,
NET CASH FLOW FOR NONCORE          ----------------------------
ACTIVITIES                            2002           2001
===============================================================
Pre-tax (loss) income from
noncore activities.............   $   (17.3)     $     2.7
Non-cash changes...............        18.3            2.1
Cash spending for:
Asbestos-related litigation, net
of insurance recovery..........         2.6          (34.5)
Environmental remediation......       (14.5)         (23.9)
Postretirement benefits........       (17.7)         (14.8)
Retained obligations and other.        (3.2)          (5.1)
---------------------------------------------------------------
NET CASH FLOW FOR NONCORE
ACTIVITIES .....................  $   (31.8)     $   (73.5)
===============================================================

As described under "Voluntary Bankruptcy Filing," the resolution of most of these noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. Grace cannot predict with any certainty how, and for what amounts, any of such estimates will be resolved. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded by Grace at September 30, 2002.

ASBESTOS-RELATED MATTERS

Grace is a defendant in lawsuits relating to previously sold asbestos-containing products. During the third quarter and nine months ended September 30, 2002, Grace had net payments of $1.3 million and net receipts of $2.6 million, respectively, for the defense and disposition of asbestos-related property damage and bodily injury litigation (including amounts received under settlements with insurance carriers). This compared to net receipts of $33.2 million and net expenditures of $34.5 million during the third quarter and nine months ended September 30, 2001, respectively. At September 30, 2002, Grace's balance sheet reflected a gross asbestos-related liability of $978.2 million ($695.6 million net of insurance). This liability represents management's estimate, based on facts and circumstances existing prior to the Filing, of the undiscounted net cash outflows necessary to satisfy Grace's current and expected asbestos-related claims. Changes to the recorded amount of such liability will be based on Chapter 11 developments and management's assessment of the claim amounts that will ultimately be allowed by the Bankruptcy Court.

The Consolidated Balance Sheet at September 30, 2002 includes total amounts due from insurance carriers of $282.6 million pursuant to settlement agreements with insurance carriers. The recovery of amounts due from insurance carriers is dependent upon the timing, character and exposure periods of asbestos-related claims. Grace's Chapter 11 proceedings could also affect recovery timing and amounts.

Grace intends to address all of its pending and future asbestos-related claims as part of a plan of reorganization under Chapter 11. Grace will seek to have the Bankruptcy Court establish a process to assess and appropriately quantify the numerous property damage and bodily injury claims against it. Measurement of Grace's asbestos-related liabilities will be materially affected by Bankruptcy Court rulings, the outcome of litigation and negotiations among interested parties. Grace's ultimate liability for asbestos-related liabilities could be materially higher than the amounts recorded.

ENVIRONMENTAL MATTERS

Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. At September 30, 2002, Grace's recorded liability for environmental investigative and remediation costs related to both continuing and discontinued operations totaled $156.4 million, as compared with $153.1 million at December 31, 2001. These amounts are based on funding and/or remediation agreements in place, together with Grace's best estimate of its cost for sites not subject to a formal remediation plan.

Grace is facing environmental lawsuits related to previously operated vermiculite mining and processing sites. These lawsuits allege damages arising out of the presence of asbestos as a contaminant in vermiculite ore formerly mined by Grace near Libby, Montana.

On March 30, 2001, the EPA filed a lawsuit for the recovery of costs allegedly incurred by the U.S. in response to the release or threatened release of asbestos in the Libby area relating to such former mining activities. Based upon a review of the EPA's cost invoices and related documents, Libby-related cost claims through December 31, 2001 totaled approximately $57 million (including the EPA's "indirect" cost claims). The EPA has prepared an amended action plan that could result in total response costs of $100 million or more (including the $57 million referenced above), which costs it is seeking to recover from Grace. Grace has conducted its own investigation to determine whether the EPA's actions and cost claims are justified and reasonable. Based on its initial findings, Grace believes that most of the EPA's actions and spending have been unwarranted and excessive. Nonetheless, Grace recognizes a liability for the costs to defend this lawsuit as well as probable and estimable damages as relevant information becomes known. Grace's third quarter results reflect a charge of $13.0 million, which is based on information developed by Grace's experts in the litigation and is intended to recognize Grace's most current estimate of probable costs to address Libby-related matters. However, Grace's total liability exposure could be substantially greater as remediation costs incurred by the government could exceed $100 million. A trial is expected in early 2003 to address Grace's legal obligations in this matter.

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

POSTRETIREMENT BENEFITS

Grace voluntarily provides certain postretirement health care and life insurance benefits for retired employees, a large majority of which pertain to retirees of previously divested businesses. These plans are unfunded, and Grace pays the costs of benefits under these plans as they are incurred. Spending under this program during the nine months ended September 30, 2002 was $17.7 million. Grace's recorded liability for postretirement benefits of $152.6 million at September 30, 2002 is stated at net present value discounted at 7.25%. The continuing payment of these benefits has been approved by the Bankruptcy Court, however, the program would still be subject to the terms of a Chapter 11 reorganization plan.

RETAINED OBLIGATIONS OF DIVESTED BUSINESSES

The principal retained obligations of divested businesses relate to contractual indemnification and to contingent liabilities not passed on to the new owner. At September 30, 2002, Grace had recorded $57.8 million to satisfy such obligations. Prior to Grace's Chapter 11 Filing, $43.5 million of this amount was expected to be paid over periods ranging from 2 to 10 years. The remainder represents estimates of probable cost to satisfy specific contingencies that were expected to be resolved over the next few years. However, most of these matters are now subject to the automatic stay of the Bankruptcy Court and will be resolved as part of Grace's Chapter 11 proceedings.

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

The IRS is challenging deductions of interest on loans secured by corporate owned life insurance ("COLI") policies for years prior to January 1, 1999. In 2000 Grace paid $21.2 million of tax and interest related to this issue for tax years 1990 through 1992. Subsequent to 1992, Grace deducted approximately $163.2 million in interest attributable to COLI policy loans. Although Grace continues to believe in the merits of its case, the IRS has successfully challenged interest deductions claimed by other corporations with respect to broad-based COLI policies in all of the three litigated cases to date. Grace requested and was granted early referral to the IRS Office of Appeals for consideration of possible settlement alternatives of the COLI interest deduction issue in its entirety.

On September 23, 2002, Grace filed a motion in its Chapter 11 bankruptcy proceeding requesting that the Bankruptcy Court authorize Grace to enter into a settlement agreement with the IRS with respect to Grace's COLI interest deductions. The tax years at issue are 1989 through 1998. Under the terms of the proposed settlement, the government would allow 20% of the aggregate amount of the COLI interest deductions and Grace would owe federal income tax and interest on the remaining 80%. Grace has accrued for the potential tax and interest liability related to the disallowance of all COLI interest deductions and continues to accrue interest as part of its quarterly tax provision. On October 22, 2002, the Bankruptcy Court issued an order authorizing Grace to enter into settlement negotiations with the IRS consistent with aforementioned terms and further ordered that any final agreement would be subject to Bankruptcy Court approval.

The IRS has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1995 against a Grace subsidiary that formerly operated a temporary staffing business for nurses and other healthcare personnel. The assessments, aggregating $21.8 million, were made in connection with a meal and incidental expense per diem plan for traveling healthcare personnel which was in effect through 1999. The IRS contends that certain per diem reimbursements should have been treated as wages subject to employment taxes and federal income tax withholding. Grace contends that its per diem and expense allowance plans were in accordance with statutory and regulatory requirements, as well as other published guidance from the IRS. Grace expects that the IRS will make additional assessments for the 1996 through 1999 periods as well. The matter is currently pending in the United States Court of Claims.

Grace has received notification from a foreign taxing authority assessing tax deficiencies plus interest relating to the purchase and sale of foreign bonds in 1989 and 1990. This assessment, totaling approximately 463 million Belgium francs (currently equivalent to approximately $11.2 million United States dollars), is related to the Bekaert Group, which Grace sold in 1991, but as to which Grace retained liability for tax deficiencies attributable to tax periods prior to the sale. The matter is currently before the foreign authorities; no decision has been rendered.

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

-----------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
=============================================================================

CASH RESOURCES AND AVAILABLE CREDIT FACILITIES

At September 30, 2002 Grace had $339.1 million in cash and cash-like assets on hand ($251.6 million in cash and cash equivalents and $87.5 million in cash value of life insurance). In addition, Grace had access to unused, committed credit facilities aggregating $230.0 million under the DIP facility ($250.0 million net of letters of credit and holdback provisions). Although the DIP facility is subject to renewal, Grace expects that the availability of credit will continue beyond that date. Any renewal would be subject to Bankruptcy Court approval. Grace believes that these funds and credit facilities will be sufficient to finance its business strategy while in Chapter 11.

CASH FLOW

Grace's net cash flow provided by core operations before investing for the nine months ended September 30, 2002 was $210.4 million, compared with net cash provided by core operations of $102.8 million for the nine months ended September 30, 2001. Expenditures for acquisitions aggregated $25.0 million in the first nine months of 2002 compared with $84.4 million in the comparable period of 2001. Total capital expenditures for the nine months ended September 30, 2002 and 2001 were $55.4 million and $36.3 million, respectively. A substantial portion of these expenditures was directed towards the business segments for routine maintenance capital and capacity expansion at a major Davison facility.

Grace's pre-tax operating earnings before depreciation and amortization in 2002 is expected to be relatively stable and consistent with recent years. For the nine months ended September 30, 2002 and 2001, such amounts were $213.9 million and $209.0 million, respectively. Grace expects to continue to invest excess cash flow and/or other available capital resources in its core business base. These investments are likely to be in the form of added plant capacity, product line extensions, geographic market expansions and acquisitions. Investments that are outside the ordinary course of business may be subject to Bankruptcy Court approval and Chapter 11 creditor committee review.

The pre-tax cash outflow for noncore activities for the nine months ended September 30, 2002 and 2001 was $31.8 million and $73.5 million, respectively. Decreased cash outflow in the current year was primarily due to lower asbestos-related payments in 2002 as compared with 2001. This reduction was the result of the Bankruptcy Court automatic stay on payments for asbestos-related claims on and after the Filing Date. Expenditures for environmental remediation were lower in the first nine months of 2002 due in part to Grace's Chapter 11 proceedings and the completion of remediation work at certain sites. The payments for retained obligations of divested businesses and other contingencies were lower in the first nine months of 2002 due to the automatic stay and to the one-time nature of these matters.

Cash flows used for investing activities for the nine months ended September 30, 2002 and 2001 were $77.3 and $107.6 million, respectively. Net cash outflows for investing activities in the first nine months of 2002 consisted primarily of $25.0 million for acquisitions, $55.4 million for capital expenditures, and net investment in life insurance policies of $2.4 million. Net cash outflows for investing activities in the first nine months of 2001 consisted of $84.4 million for acquisitions, $36.3 million for capital expenditures, and net investments in life insurance policies of $0.6 million. In addition, cash flows from investing activities in 2001 included $13.7 million in cash proceeds from the sale of assets and investments.

Net cash used for financing activities in the nine-month period ended September 30, 2002 was $4.9 million as compared with net cash provided by financing activities of $178.2 million for the nine months ended September 30, 2001. In the first nine months of 2002, cash outflow principally consisted of net repayments for loans secured by the cash value of life insurance policies. In the first nine months of 2001, cash inflows were composed of $33.9 million in proceeds from loans secured by the cash value of life insurance policies and $144.3 million in borrowings.

DEBT AND OTHER CONTRACTUAL OBLIGATIONS

Total debt outstanding at September 30, 2002 was $535.2 million, including $34.2 million of accrued interest. As a result of the Filing, Grace is now in default on $501.0 million of pre-petition debt, which has been included in "liabilities subject to compromise" as of September 30, 2002. The automatic stay provided under the Bankruptcy Code prevents Grace's lenders from taking any action to collect the principal amounts as well as related accrued interest. However, Grace will continue to accrue and report interest on such debt during the Chapter 11 proceedings (unless further developments lead management to conclude that it is probable that such interest will be compromised).

At September 30, 2002, Grace had gross financial assurances issued and outstanding of $234.2 million, comprised of $135.2 million of gross surety bonds issued by various insurance companies and $99.0 million of standby letters of credit issued by various banks. Of the standby letters of credit, $19.7 million act as collateral for surety bonds, thereby reducing Grace's overall obligations under its financial assurances to a net amount of $214.5 million. These financial assurances were established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. Of the net amount of $214.5 million of financial assurances, approximately $5.0 million was issued on behalf of non-Debtor entities and $209.5 million was issued on behalf of the Debtors. Of the amounts issued by the Debtors, approximately $195.5 million was issued before the Filing Date, with the remaining $14.0 million issued subsequent to the Filing, of which $13.5 million was issued under the DIP facility.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. In addition to the uncertainties referred to in Management's Discussion and Analysis of Results of Operations and Financial Condition, other uncertainties include the impact of worldwide economic conditions; pricing of both Grace's products and raw materials; customer outages and customer demand; factors resulting from fluctuations in interest rates, foreign currencies and commodities; the impact of competitive products and pricing; the continued success of Grace's process improvement initiatives; the impact of tax and legislation and other regulations in the jurisdictions in which Grace operates; and developments in and the outcome of the Chapter 11 proceedings discussed above. Also, see "Introduction and Overview - Projections and Other Forward-Looking Information" in Item 1 of Grace's current Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Grace had no outstanding derivative financial instruments on September 30, 2002. For further information concerning Grace's quantitative and qualitative disclosures about market risk, refer to Notes 13 and 15 in the Consolidated Financial Statements in Grace's 2001 Form 10-K.

ITEM 4.

GENERAL STATEMENT OF RESPONSIBILITY

The management of Grace is responsible for the preparation, integrity and objectivity of the Consolidated Financial Statements and the other information included in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and accordingly include certain amounts that represent management's best estimates and judgments. Actual amounts could differ from those estimates.

Management maintains internal control systems to assist it in fulfilling its responsibility for financial reporting. These systems include business, accounting and reporting policies and procedures, selection of personnel, segregation of duties and an internal audit function. While no system can ensure elimination of all errors and irregularities, Grace's systems, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed, transactions are properly executed and reported and appropriate disclosures are made. The concept of reasonable assurance is based on the recognition that there are limitations in all systems of internal control and that the costs of such systems should not exceed their benefits.


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company's periodic filings under the Exchange Act is accumulated and communicated to such officers to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company completed its evaluation.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
-------------------------------------------------------------------------------

Notes 1, 3 and 12 to the interim consolidated financial statements in Part I of this Report are incorporated herein by reference.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

     (a) Exhibits. The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q.

          15   Accountants' Awareness Letter

          99.1 Certification of Periodic Report by Chief Executive Officer under
               Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification of Periodic Report by Chief Financial Officer under
               Section 906 of the Sarbanes-Oxley Act of 2002


     (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the third quarter of 2002:

          August 13, 2002 - Statements under oath submitted by the principal executive officer and principal financial officer of W. R. Grace & Co.

          September 23, 2002 - Motion requesting that the Delaware bankruptcy court authorize Grace to enter into a settlement agreement with the Internal Revenue Service in connection with deductions of interest on loans secured by corporate owned life insurance policies.

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

                                                       W. R. GRACE & CO.
                                                       -----------------
                                                         (Registrant)


Date:  November 13, 2002                         By  /s/  Robert M. Tarola
                                                 -------------------------
                                                       Robert M. Tarola
                                                  Senior Vice President and
                                                   Chief Financial Officer
                                               (Principal Accounting Officer)

                 CERTIFICATIONS UNDER RULES 13a-14 AND 15d-14 OF
                       THE SECURITIES EXCHANGE ACT OF 1934


I, Paul J. Norris, certify that:

    1.  I have reviewed this quarterly report on Form 10-Q of W. R. Grace &
        Co.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date:  November 13, 2002
                                                        /s/ Paul J. Norris
                                                        ------------------------
                                                        Paul J. Norris
                                                        Chairman, President and
                                                        Executive Officer

               CERTIFICATIONS UNDER RULES 13a-14 AND 15d-14 OF
                     THE SECURITIES EXCHANGE ACT OF 1934

I, Robert M. Tarola, certify that:

    1.  I have reviewed this quarterly report on Form 10-Q of W. R. Grace &
        Co.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


        Date:  November 13, 2002
                                                      /s/ Robert M. Tarola
                                                      -------------------------
                                                      Robert M Tarola
                                                      Senior Vice President and
                                                      Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------
    15            Accountants' Awareness Letter

    99.1          Certification of Periodic Report by Chief Executive Officer under Section 906 of the Sarbanes-Oxley
                  Act of 2002

    99.2          Certification of Periodic Report by Chief Financial Officer under Section 906 of the Sarbanes-Oxley
                  Act of 2002