Form 10-K
period 2002-12-31
W R GRACE & CO
filed 2003-03-13
CIK 1045309

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


For the fiscal year ended December 31, 2002       Commission file number 1-13953


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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]


The aggregate market value of W. R. Grace & Co. voting and non-voting common equity held by non-affiliates as of June 30, 2002 (the last business day of the registrant's most recently completed second fiscal quarter) was $162,603,000.

At February 28, 2003, 65,542,679 shares of W. R. Grace & Co. Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

================================================================================

                                TABLE OF CONTENTS

PART I............................................................................................................1

         Item 1.      Business....................................................................................1
                           Availability Of SEC Reports............................................................1
                           Chapter 11 Filing......................................................................1
                           Business Overview......................................................................2
                           Products And Markets...................................................................4
                           Intellectual Property; Research Activities.............................................9
                           Environmental, Health And Safety Matters...............................................9
         Item 2.      Properties.................................................................................10
         Item 3.      Legal Proceedings..........................................................................10
         Item 4.      Submission of Matters to a Vote of Security Holders........................................16

PART II..........................................................................................................16

         Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters......................16
         Item 6.      Selected Financial Data....................................................................18
         Item 7.      Management's Discussion and Analysis of Results of Operations and Financial Condition......18
         Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.................................18
         Item 8.      Financial Statements and Supplementary Data................................................18
         Item 9.      Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure.......................................................................18

PART III.........................................................................................................18

         Item 10.     Directors and Executive Officers of the Registrant.........................................18
         Item 11.     Executive Compensation.....................................................................20
         Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                      Matters....................................................................................27
         Item 13.     Certain Relationships and Related Transactions.............................................29
         Item 14      Controls and Procedures....................................................................29

PART IV..........................................................................................................29

         Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................29

SIGNATURES.......................................................................................................34


CERTIFICATIONS...................................................................................................35

FINANCIAL SUPPLEMENT............................................................................................F-1


                                     PART I

ITEM 1.   BUSINESS

AVAILABILITY OF SEC REPORTS

         W. R. Grace & Co.(1) maintains an Internet website at www.grace.com Grace makes available (and made available throughout 2002), free of charge through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. These reports may be accessed through the website's investor information page.

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

         Prior to 2000, Grace was able to settle asbestos-related claims through direct negotiations. The filing of claims had stabilized, and annual cash flows were manageable and fairly predictable. In 2000, the litigation environment changed with an unexpected 81% increase in bodily injury claims, which Grace believes was due to a surge in unmeritorious claims. Trends in claims filing and settlement demands showed no signs of returning to historic levels and were exacerbated by the Chapter 11 filings of several co-defendants in asbestos bodily injury litigation. These trends greatly increased the risk that Grace would not be able to resolve its pending and future asbestos-related claims under the state court system.

         Grace concluded that a federal court-supervised Chapter 11 filing provides the best forum available to achieve predictability and fairness in the claims resolution process. By filing under Chapter 11, Grace expects to be able both to obtain a comprehensive resolution of the claims against it and preserve the inherent value of its businesses.

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

         Grace intends to address all of its pending and future asbestos-related claims and all other pre-petition claims in a plan of reorganization. Such a plan of reorganization may include the establishment of a trust


--------------
(1) As used in this Report, the term "Grace" or the "Company" refers to W. R. Grace & Co., a Delaware corporation and, in certain cases, one or more of its subsidiaries and/or their respective predecessors.

through which all pending and future asbestos-related claims would be channeled for resolution. However, it is currently impossible to predict with any degree of certainty the amount that would be required to be contributed to the trust, how the trust would be funded, how other pre-petition claims would be treated or what impact any reorganization plan may have on the shares of common stock of Grace. The interests of Grace's shareholders could be substantially diluted or cancelled under a plan of reorganization.

         Grace's asbestos-related litigation and Chapter 11 filing are further discussed in Item 3 of this Report, and in Notes 1, 2 and 3 to Grace's Consolidated Financial Statements as of December 31, 2002 and December 31, 2001 and for each of the three years ended December 31, 2002 ("Consolidated Financial Statements") and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement to this Report.

BUSINESS OVERVIEW

         Grace, through its subsidiaries, is one of the world's leading specialty chemicals and materials companies. Grace entered the specialty chemicals industry in 1954, when it acquired both the Dewey and Almy Chemical Company and the Davison Chemical Company. Grace operates in the following two business segments:

    o Davison Chemicals manufactures catalysts and silica-based products. Davison Chemicals' catalysts include (1) fluid cracking catalysts and additives used by petroleum refineries to convert distilled crude oil into transportation fuels and other petroleum-based products; (2) hydroprocessing catalysts that upgrade heavy oils and remove certain impurities; and (3) polyolefin catalysts and catalyst supports that are essential components in the manufacture of high density and linear low density polyethylene resins used in products such as plastic film, high-performance plastic pipe and plastic household containers. Davison Chemicals' silica gels, colloidal silicas, precipitated silicas, and zeolite adsorbents are used in a wide variety of industrial, consumer, biotechnology and pharmaceutical segments, such as ink jet paper, paints, toothpastes, precision investment casting, rubber compounds, insulated glass and separations/chromatography, as well as in edible oil refining and petrochemical processes. Davison Chemicals accounted for approximately 52% of Grace's 2002 sales.

    o Performance Chemicals produces (1) specialty construction chemicals, including performance-enhancing concrete admixtures, cement additives and masonry products; (2) specialty building materials, including fireproofing and waterproofing materials and systems; and (3) sealants and coatings for packaging that protect food and beverages from bacteria and other contaminants, extend shelf life and preserve flavor. Performance Chemicals accounted for approximately 48% of Grace's 2002 sales.

         Grace's principal executive offices are located at 7500 Grace Drive, Columbia, Maryland 21044, telephone 410/531-4000. As of year-end 2002, Grace had approximately 6,400 full-time employees worldwide in its continuing operations.

         Information concerning the net sales, pretax operating income and total assets of Grace's continuing operations by business segment and information by geographic area for 2002, 2001 and 2000 is contained in Note 19 to the Consolidated Financial Statements in the Financial Supplement to this Report.

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

         Projections and Other Forward-Looking Information. This Report contains, and other communications by Grace may contain, projections or other "forward-looking" information. Forward-looking information includes all statements regarding Grace's expected financial position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, capital and other expenditures, competitive positions, growth opportunities for existing products, benefits from new technology, plans and objectives of management, and markets for stock. Like any other business, Grace is subject to risks and other uncertainties that could cause its actual results to differ materially from any projections or that could cause other forward-looking information to prove incorrect. Grace does not undertake any obligation to update any forward-looking information that may be contained in this Report.

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

o the loss of senior management and other key employees as a result of the Chapter 11 proceedings;

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

o an inability to gain customer acceptance, or slower than anticipated acceptance, of new products or product enhancements;

o changes in environmental regulations or societal pressures that make Grace's business operations more costly or that change the types of products used, especially petroleum-based products;

o   slower than anticipated economic advances in less developed countries;

o foreign currency devaluations in developing countries or other adverse changes in currency exchange rates (including, in particular, the U.S. dollar to Euro exchange rate);

o technological breakthroughs rendering a product, a class of products or a line of business obsolete;

o an inability to adapt to continuing technological improvements by competitors or customers; and

o the acquisition (through theft or other means) and use by others of Grace's proprietary formulas and other know-how (particularly in the sealants and coatings business).

See Notes 1, 2, 3, 4, 5, 10, 13 and 14 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional information concerning risks and uncertainties.

PRODUCTS AND MARKETS

         Specialty Chemicals Industry Overview. Specialty chemicals, such as those produced by Grace, are high-value-added products used as catalysts, intermediates, components or additives in a wide variety of products and processes. They are produced in relatively small volumes and must satisfy well-defined performance requirements and specifications. Specialty chemicals are often critical components of the end products and catalysts for the processes in which they are used; consequently, they are tailored to meet customer needs, which generally results in a close relationship between the specialty chemicals producer and the customer. Rapid response to changing customer needs and reliability of product and supply are important competitive factors in specialty chemicals businesses.

         Grace's management believes that in specialty chemicals businesses technological leadership (resulting from continuous innovation through research and development), combined with product differentiation and superior customer service, lead to higher operating margins. Grace believes that these factors reward it for the research and development and customer service costs associated with its strategy.

         Davison Chemicals Business Segment (Catalysts and Silica-Based Products). Davison, founded in 1832, is composed of two primary product groups:
(i) catalysts and (ii) silica products and adsorbents. These product groups principally apply silica, alumina and zeolite technology in the design and manufacture of products to meet the varying specifications of such diverse customers as major oil refiners, plastics and chemical manufacturers, and consumer products and pharmaceutical/nutraceutical companies. Grace believes that Davison's technological expertise provides a competitive edge, allowing it to quickly design products and materials that meet changing customer specifications and to develop new products and materials that expand its existing technology.

         Catalysts. Davison produces refinery catalysts, including (i) fluid cracking catalysts ("FCC") used by petroleum refiners to convert distilled crude oil into transportation fuels (such as gasoline and diesel fuels) and other petroleum-based products, and (ii) hydroprocessing catalysts that upgrade heavy oils and remove certain impurities (such as nitrogen, sulfur and heavy metals). Davison also develops and manufactures FCC additives used for octane enhancement and to reduce emissions of sulfur oxides, nitrogen oxides and carbon monoxide from the FCC unit. Davison has recently introduced new catalyst/additive technologies for sulfur reduction in gasoline. Oil refining is a highly specialized discipline, demanding that products be tailored to meet local variations in crude oil and the refinery's product mix. Davison works regularly with most of the approximately 360 refineries in the world, helping to find the most appropriate catalyst formulations for refiners' changing needs. To better serve its customers, Davison has designed a user-specific web site, e-Catalysts.com.

         Davison's catalyst business has benefited from the increased use of FCC units to produce selected petrochemical feedstocks. It has also benefited from the passage of more stringent environmental regulations, which has increased demand for FCC additives and other products that reduce environmental emissions. Davison's business is affected by the capacity utilization of customers' processing units - as capacity utilization increases, the customer frequently uses a disproportionately greater amount of catalysts. Consolidation in the refining industry may affect Davison's catalyst sales and margins, as the purchasing power of its customers may increase, and the gain or loss of a customer may have a greater impact on Davison's sales.

         Davison operates its hydroprocessing catalyst business through Advanced Refining Technologies LLC ("ART"), a joint venture between Grace and Chevron Products Company that combined Chevron's fixed bed residuum catalyst business with Davison's ebullating bed residuum catalyst and distillate catalyst business. In 2002, ART acquired an exclusive license in most of the world for the hydroprocessing technology of Japan Energy Corporation and its subsidiary, Orient Catalyst Company, which expanded Davison's position in residuum and distillate hydroprocessing technologies. In response to increased demand for lower sulfur transportation fuels, ART has recently introduced new hydroprocessing catalyst technologies for sulfur reduction in gasoline and diesel fuels.

         Grace believes that Davison is one of the world leaders in refinery catalysts and the largest supplier of FCCs in the world. Competition in the refinery catalyst business is based on technology, product performance, customer service and price. Davison's two principal global competitors in FCCs are Engelhard Corporation and Akzo Nobel. Davison has several competitors for FCC additives and hydroprocessing catalysts.

         Davison is also a major producer of polyolefin catalysts and catalyst supports, essential components in the manufacture of high density and linear low density polyethylene resins that are in turn used in products such as plastic film, high-performance plastic pipe and plastic household containers. Davison catalysts and catalyst supports are used in manufacturing nearly half of all such resins produced worldwide. The polyolefin catalyst business is technology-intensive and focuses on providing products formulated to meet customer specifications. There are many manufacturers of polyolefin catalysts, and most compete on a worldwide basis. Competition has recently intensified because of evolving technologies, particularly the use of metallocene catalysts, which allow manufacturers to design polymers with exact performance characteristics. In January 2002, Davison acquired the polyolefin catalyst manufacturing assets of Borealis A/S, giving Davison access to new polyolefin catalyst and catalyst carrier technologies.

         Silicas and Adsorbents. Silica products and zeolite adsorbents produced by Davison are used in a wide variety of industrial, and consumer applications. Davison manufactures silica gels, colloidal silicas and precipitated silicas. These silicas have different physical properties, such as particle size, surface area, porosity, and surface chemistry, which give each type of silica unique characteristics that make it appropriate for specific applications. Davison has multiple competitors in each silicas/adsorbents segment in which it participates. Competition is based on product performance, customer service, and price.

         Silica gels are used in coatings as matting agents (i.e., to reduce gloss), in plastics to improve handling, in pharmaceuticals as a formulating agent, in toothpastes as abrasives and whiteners, in foods to carry flavors and prevent caking, and in the purification of edible oils and beer stabilization. Davison is leveraging its materials science expertise, both internally and through acquisitions, to develop and introduce new silica materials and technologies, particularly for biotechnology separations applications. Davison recently has developed a new colloidal-based product and silica formulations for ink jet paper coatings to provide both glossy and matte functionality, expanding its portfolio of digital media solutions for ink jet papers, photos, and commercial wide-format printing. Davison has also introduced new products for other coatings (where silica is used to reduce gloss), such as for thin film applications, industrial wood coatings, and radiation-cured coatings. Davison intends to introduce new products for chromatography columns and separations media in 2003.

         Colloidal silicas are used primarily as binders in precision investment casting and refractory applications. Precipitated silicas are used predominantly in the manufacture of tires and other industrial rubber goods such as belts, hoses and footwear. Zeolites, while not silica-based products, are based on silica/alumina technology. Zeolite adsorbents are used between the two panes of insulating glass to adsorb moisture and are also used in process applications to adsorb water and separate certain chemical components from mixtures.

         The silicas and adsorbents business has a large, fragmented customer base, reflecting the diverse markets served by its products. To better serve these customers, Davison has introduced web-based initiatives, including online ordering of packaged desiccants, process design formulas to assist customers in determining their needs, and literature access and customer feedback tools. Approximately half of Davison's silica and adsorbent sales are in Europe.

         Davison Financial and Other Business Information. Davison's net sales were $945 million in 2002, $874 million in 2001, and $784 million in 2000; 41% of Davison's 2002 net sales were generated in North America, 38% in Europe, 16% in Asia Pacific, and 5% in Latin America. Sales of catalysts accounted for 37% of total net sales of Grace in 2002, 36% in 2001, and 35% in 2000. Sales of silica products and zeolite adsorbents accounted for 15% of Grace's total net sales in 2002 and 2001, and 14% in 2000.

         At year-end 2002, Davison employed approximately 3,100 people worldwide in 16 facilities (10 in the U.S., two in Germany, and one each in Canada, Brazil, Sweden and Malaysia). Davison's principal U.S. manufacturing facilities are located in Baltimore, Maryland and Lake Charles, Louisiana. Its largest non-U.S. location is in Worms, Germany. Davison has a direct selling force and distributes most of its products directly to approximately 12,000 customers (500 for catalysts and more than 11,000 for silicas/adsorbents), the largest of which accounted for approximately 4% of Davison's 2002 sales.

         Most raw materials used in the manufacture of Davison products are available from multiple sources. In some instances, Davison produces its own raw materials and intermediates. Natural gas and petroleum-based raw materials are two of the principal materials used in Davison's manufacturing process. World events and other economic factors can cause volatility in the price of these materials, which can impact Davison's operating margins. Seasonality does not have a significant overall effect on Davison's business. However, sales of FCC catalysts tend to be lower in the first quarter prior to the shift in production by refineries from home heating oil for the winter season to gasoline production for the summer season. Silica products and polyolefin catalysts are the product lines most sensitive to general downturns in economic activity.

         Performance Chemicals Business Segment (Specialty Construction Chemicals, Specialty Building Materials, and Sealants and Coatings). Grace's Performance Chemicals segments include: (1) specialty construction chemicals and building materials, in which Grace is a leading supplier to the nonresidential (commercial and infrastructure) construction industry, and to a lesser extent, the residential construction and repair segment; and (2) a sealants and coatings product line operated under the Darex(R) name.

         Construction Chemicals and Building Materials. Specialty construction chemicals (principally concrete admixtures, cement additives and masonry products) add strength, control corrosion and enhance the handling and application of concrete, improve the manufacturing efficiency and performance of cement, and improve the water resistance and other qualities of masonry wall and paving systems. Grace has introduced a number of new construction chemicals products and product enhancements in recent years. These include an admixture that reduces concrete shrinkage and helps prevent cracking; a product that enables contractors to obtain improved concrete set times in colder temperatures; an admixture that inhibits corrosion and prolongs the life of concrete structures; and an additive that improves cement processing efficiency and product quality. Grace seeks to continuously improve and adapt these products for different applications.

         In 2001, Grace introduced new fiber reinforcements for concrete and a system for producing self-consolidating concrete (which improves the concrete's conformity to the shape of a structure). In 2002, Grace acquired the masonry admixtures business of Addiment Incorporated, which expanded Grace's position in the U.S. paver segment.

         Specialty building materials prevent structural water damage (for example, water- and ice-barrier products for residential use and waterproofing systems for commercial structures), and protect structural steel against collapse caused by fire. In North America, the specialty building materials product line also manufactures and distributes vermiculite products used in insulation and other applications. Recent product developments include liquid-applied waterproofing products and new roof underlayments that provide protection from ice and wind-driven rain; enhancements to spray-on fireproofing products that improve applicator productivity; and, through an acquisition in 2000, firestops. Firestops are caulk and sealant systems that retard the spread of heat, flame and smoke through walls, ceiling joints, and openings for wiring and piping.

         In addition to new product introductions, product enhancements and acquisitions, Grace looks for growth opportunities in developing countries, where increases in construction activity and sophistication of construction practices can increase demand for Grace's construction chemicals and building materials products.

         Construction chemicals and building materials are marketed under the Grace(R) name to abroad range of customers, including cement manufacturers, ready-mix and precast concrete producers, local contractors, specialty subcontractors and applicators, masonry block manufacturers, building materials distributors and other industrial manufacturers, as well as to architects and structural engineers. For some of these customer groups (such as contractors), cost and ease of application are key factors in making purchasing decisions; for others (such as architects and structural engineers), product performance and design versatility are the critical factors. In view of this diversity, and because the construction chemicals and building materials businesses require intensive sales and customer service efforts, Performance Chemicals maintains a separate sales and technical support team for each of its product groups. These sales and support teams sell products under global contracts, under U.S. or regional contracts, and on a job-by-job basis. Consequently, Grace competes globally with several large construction materials suppliers and regionally and locally with numerous smaller competitors. In recent years, the cement and concrete industry has experienced some consolidation, particularly in markets outside of the U.S. Competition is based largely on technical support and service, product performance, adaptability of the product and price.

         The construction business is cyclical in response to economic conditions and construction demand. The construction business is also seasonal due to weather conditions. Grace seeks to increase profitability and minimize the impact of cyclical downturns in regional economies by introducing technically advanced higher-performance products, expanding geographically, and developing business opportunities in renovation construction markets. Although in recent years these strategies have been successful in minimizing the impact of cyclicality on Grace's construction business, a significant downturn in North American commercial construction activity adversely affected results of operations in 2002.

         The raw materials used by the construction chemicals and building materials product lines can be obtained from multiple sources, including commodity chemical producers, petroleum companies and paper manufacturers. In most instances, there are at least two alternative suppliers for each of the principal raw materials used by these businesses.

         Sealants and Coatings. The Darex(R) sealants and coatings business consists primarily of four product lines: can sealants and closure sealants for rigid containers, coatings for metal packaging, and specialty barrier coatings for flexible packaging. These products are used to assure the quality of packaging and to preserve container contents. Can sealants ensure a hermetic seal between the lid and the body of beverage, food, aerosol and other cans. Closure sealants are used to seal pry-off and twist-off metal crowns, as well as roll-on pilfer-proof and plastic closures for glass and plastic bottles and jars used in beverage and food applications. Coatings are used in the manufacture of cans and closures to protect the metal against corrosion, to protect the contents against the influences of metal, to ensure proper adhesion of sealing compounds to metal surfaces, and to provide base coats for inks and for decorative purposes. These products are principally sold to container manufacturers. Specialty barrier coatings are used to improve the gas and/or vapor barrier performance of various packaging materials. They are principally sold to manufacturers of oriented polypropylene films for food packaging.

         Grace is seeking to expand its Darex(R) product offerings and improve sales growth by extending its technology to new markets, such as its oxygen-scavenging compounds (which absorb oxygen to increase shelf life) and high barrier materials that limit gas transmission into plastic packaging. Grace is also looking to improve sales of sealants and coatings through niche opportunities in metal packaging and continued growth in developing countries. However, sales growth has been impacted and will likely be impacted in the future by the trend toward increasing use of plastic packaging. Therefore, Grace has also been focusing on improving the profitability and cash flows of this business through productivity initiatives and a worldwide program to rationalize facilities.

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

         Although raw materials used in the sealants and coatings business, including resins, rubber and latices, are generally available from multiple sources, many raw materials are purchased from single source suppliers. Some raw materials are also subject to pricing pressures from time to time, particularly certain specialty resins and commodity solvents, resins and plasticizers because of market demand or the volatility of oil prices. Also, currency devaluations in developing countries may adversely affect raw material costs and the prices the business may charge for its products. Performance Chemicals has been successful in establishing a supply chain organization focused on managing raw material costs and flow to alleviate some of these pressures. The impact of seasonality is not significant to the sealants and coatings business.

         Performance Chemicals Financial and Other Business Information. Net sales of Grace's Performance Chemicals segment in 2002 totaled $872 million (57% in North America, 23% in Europe, 14% in Asia Pacific, and 6% in Latin America), versus $849 million in 2001 and $814 million in 2000. Sales of specialty construction chemicals accounted for 22% of Grace's total net sales in 2002, 21% in 2001 and 22% in 2000; sales of specialty building materials accounted for 13% of Grace's total net sales in 2002, and 14% in 2001 and 2000; and sales of Darex(R) products accounted for 13% of Grace's total net sales in 2002, 14% in 2001 and 15% in 2000.

         At year-end 2002, Grace employed approximately 3,000 people at 64 Performance Chemicals production facilities (25 in North America, 19 in Asia Pacific, 14 in Europe, and 6 in Latin America) and approximately 70 sales offices worldwide. Most of Performance Chemicals' sales are direct sales to the customer. Performance Chemicals' capital expenditures tend to be relatively lower, and sales and marketing expenditures tend to be relatively higher, than those of Davison Chemicals.

         See Note 19 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for further information regarding the Davison and Performance Chemicals business segments.

INTELLECTUAL PROPERTY; RESEARCH ACTIVITIES

         Grace's products, processes and manufacturing equipment are protected by numerous patents and patent applications. Grace also benefits from legally protectable know-how and other proprietary information relating to many of its products and processing technologies. As competition in the markets in which Grace does business is often based on technological superiority and innovation, with new products based on technological developments being introduced frequently, the ability to achieve technological innovations and to obtain patent or other intellectual property protection is important. There can be no assurance, however, that Grace's patents, patent applications or other intellectual property will provide sufficient proprietary protection. In addition, other companies may independently develop similar systems or processes that circumvent patents issued to Grace, or may acquire patent rights within the fields of Grace's businesses.

         Grace's research and development programs are directed toward the development of new products and processes and the improvement of, and development of new uses for, existing products and processes. Research is conducted in all regions, with North America and Europe accounting for the most activity. Grace's research and development strategy is to develop technology platforms on which new products will be based, while also focusing on the improvement of existing products and/or the adaptation of existing products to customer needs.

         Research and development expenses relating to continuing operations amounted to $52 million in 2002, $49 million in 2001, and $46 million in 2000. These amounts include expenses incurred in funding external research projects. The amount of research and development expenses relating to government- and customer-sponsored projects (rather than projects sponsored by Grace) was not material.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         Manufacturers of specialty chemicals products, including Grace, are subject to stringent regulations under numerous U.S. federal, state and local and foreign environmental, health and safety laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. Grace has expended substantial funds to comply with such laws and regulations and expects to continue to do so in the future. The following table sets forth Grace's expenditures in the past three years, and its estimated expenditures in 2003 and 2004, for (i) the operation and maintenance of environmental facilities and the disposal of wastes with respect to continuing operations; (ii) capital expenditures for environmental control facilities relating to continuing operations; and (iii) site remediation:

                                                (i)                  (ii)                  (iii)
                                           Operation of
                                          Facilities and            Capital                Site
                                          Waste Disposal         Expenditures           Remediation
                                          --------------         ------------           -----------
                                                                (in $ millions)
              2000                              $26                    $4                   $42
              2001                               32                     4                    27
              2002                               37                     6                    14
              2003 (est.)                        37                     7                     8
              2004 (est.)                        38                    10                    22

         The decline in site remediation costs for 2002, and the estimated decline for 2003 reflects reduced spending at non-owned sites due to Grace's Chapter 11 status. The $22 million in estimated site remediation expenditures in 2004 does not include possible additional spending or reimbursement of remediation costs related to Grace's former vermiculite mining and processing activities in the Libby, Montana area.

         Grace continuously seeks to improve its environmental, health and safety performance. To the extent applicable, Grace extends the basic elements of the American Chemistry Council's Responsible Care(R) program to alL Grace locations worldwide, embracing specific performance objectives in the key areas of product stewardship, employee health and safety, community awareness and emergency response, distribution, process safety and pollution prevention. In addition, Grace is in the process of implementing the key elements of the new Responsible Care(R) Security Code for its operations and systems, including a review of existing company security (including cyber-security) vulnerability, the enhancement of security systems and countermeasures, and the protection of company assets.

         For additional information, see Item 3 of this Report, and Note 14 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement to this Report.

ITEM 2.   PROPERTIES

         Grace operates manufacturing and other types of plants and facilities (including office and other service facilities) throughout the world. Some of these plants and facilities are shared by more than one Grace business unit. Grace considers its major operating properties to be in good operating condition and suitable for their current use. Grace believes that, after taking planned expansion into account, the productive capacity of its plants and other facilities is generally adequate for current operations and foreseeable growth. See Note 19 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for information regarding Grace's capital expenditures.

         Specific information regarding Grace's properties by business segment is set forth in Item 1 above.

ITEM 3.   LEGAL PROCEEDINGS

         Asbestos Litigation. Grace is a defendant in property damage and bodily injury lawsuits relating to previously sold asbestos-containing products. In most of the bodily injury lawsuits, Grace is one of many defendants. As a result of the Chapter 11 filing, all asbestos-related litigation has been stayed and no party may commence any new proceedings against Grace. However, Grace expects that it will receive additional asbestos-related claims during the Chapter 11 process.

     Grace was a defendant in 65,656 asbestos-related lawsuits on April 2, 2001, the date of Grace's Chapter 11 filing. Seventeen of such lawsuits involve claims for property damage, nine relating to Grace's former Zonolite attic insulation ("ZAI") product (one of which has since been dismissed) and eight relating to a number of former asbestos-containing products (two of which also involve ZAI). The remainder of such lawsuits involve 129,191 claims for bodily injury. As part of the Chapter 11 process, the Bankruptcy Court established a bar date of March 31, 2003 for submission of additional asbestos-related property damage claims. (The bar date does not apply to asbestos-related bodily injury claims or claims related to ZAI, which will be addressed separately by the court.) As new claims are filed, Grace will be cataloguing and assessing their validity.

         The plaintiffs in property damage lawsuits generally seek to have the defendants pay the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. Through April 2, 2001, 140 asbestos property damage cases were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in eight cases for a total of $86.1 million (one of which is on appeal); and 207 property damage cases were settled for a total of $696.8 million.

         In February 2000 a purported class action lawsuit was filed in the U.S. District Court for the Eastern District of Massachusetts against the Company (Lindholm v. W. R. Grace & Co.) on behalf of all owners of homes containing ZAI, a product formerly sold by Grace that may contain trace amounts of asbestos. The action seeks damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. After Lindholm was filed, nine additional purported class action ZAI lawsuits were initiated against Grace prior to the Chapter 11 filing. The nine lawsuits were filed in various state and federal courts asserting similar claims and seeking damages similar to those in Lindholm. One of the purported federal class actions has been consolidated with Lindholm. As a result of the Chapter 11 filing, all of these cases have been transferred to the U.S. Bankruptcy Court for the District of Delaware.

         The plaintiffs in the ZAI lawsuits assert that this product is in millions of homes throughout the U.S. and that the cost of removal could be several thousand dollars per home. While Grace has not completed its investigation of the claims described in these lawsuits, testing and analysis of this product by Grace and others supports Grace's belief that the product was and continues to be safe for its intended purpose and poses little or no threat to human health. In July 2002, the Bankruptcy Court approved special counsel to represent the ZAI claimants, at Grace's expense, in a proceeding to determine certain threshold scientific issues regarding ZAI. The court has set a litigation schedule that would result in pretrial hearings on these issues in the third quarter of 2003. At this time, Grace is not able to assess the extent of any possible liability related to this matter.

         Cumulatively through April 2, 2001, 16,354 bodily injury lawsuits involving 35,720 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and 55,489 lawsuits involving 163,698 claims were disposed of for a total of $645.6 million.

         Based on Grace's experience and analysis of trends in asbestos bodily injury litigation, Grace has endeavored to project the number and ultimate cost of all present and future bodily injury claims expected to be asserted, based on actuarial principles, and to measure probable and estimable liabilities under generally accepted accounting principles. Grace has accrued $973.2 million at December 31, 2002 as its estimate of the cost to resolve all asbestos-related bodily injury cases and claims pending as well as those expected to be filed in the future, and all pending property damage cases for which sufficient information is available to form a reasonable estimate of the cost of resolution. This estimate has been made based on historical facts and circumstances prior to April 2, 2001. Grace does not expect to adjust this estimate (other than for normal costs of continuing claims administration) unless developments in the Chapter 11 proceeding provide a reasonable basis for a revised estimate. Grace intends to use the Chapter 11 process to determine the validity and ultimate amount of its aggregate liability for asbestos-related claims. Due to the uncertainties of asbestos-related litigation, Grace's ultimate liability for asbestos-related litigation could differ materially from the recorded liability.

         Grace previously purchased insurance policies under which Grace claims coverage for its asbestos-related lawsuits and claims. Grace has settled with and has been paid by all of its primary insurance carriers with respect to both property damage and bodily injury cases and claims. Grace has also settled with its excess insurance carriers that wrote policies available for property damage cases; those settlements involve amounts paid and to be paid to Grace. Grace believes that certain of these settlements may cover attic insulation claims as well as other property damage claims. In addition, Grace believes that additional coverage for attic insulation claims may exist under excess insurance policies not subject to settlement agreements. Grace has settled with excess insurance carriers that wrote policies available for bodily injury claims in layers of insurance that Grace believes may be reached based on its current estimates. Insurance coverage for asbestos-related liabilities has not been commercially available since 1985.

         Pursuant to settlements with primary-level and excess-level insurance carriers with respect to asbestos-related claims, Grace received payments totaling $968.5 million prior to 2000, as well as payments totaling $85.6 million in 2000, $78.8 million in 2001, and $10.8 million in 2002. Under certain settlements, Grace expects to receive additional amounts from insurance carriers in the future and has recorded a receivable of $282.6 million to reflect the amounts expected to be recovered in the future, based on projected payments equal to the amount of the recorded asbestos-related liability.

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

         Since its Chapter 11 filing, Grace is aware that asbestos bodily injury lawsuits have continued to be filed against co-defendant companies, and at higher than historical rates. As asbestos bodily injury claims are typically filed against numerous defendants, Grace believes that had it not filed for Chapter 11 reorganization, it likely would have received thousands more claims than it had previously projected.

         See Item 1 of this Report and Notes 1, 2 and 3 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional information.

         Environmental Proceedings. The following is a description of the material environmental proceedings in which Grace is involved:

         Grace (together, in most cases, with many other companies) has been designated a "potentially responsible party" ("PRP") by the U.S. Environmental Protection Agency ("EPA") with respect to paying the costs of investigating and remediating pollution at various sites. At year-end 2002, proceedings were pending with respect to approximately 30 sites as to which Grace has been designated a PRP by the EPA. U.S. law provides that all PRPs for a site may be held jointly and severally liable for the costs of investigating and remediating the site. Grace is also conducting investigatory and remediation activities at sites under the jurisdiction of state and/or local authorities. During the Chapter 11 proceeding, Grace does not expect to participate (except in a limited number of special cases) in the joint funding of investigation and remediation, or other settlements, at non-owned sites where it is a PRP. Grace's ultimate liability with respect to such sites will be determined as part of its Chapter 11 proceeding.

         From the 1920's until 1990, Grace and previous owners conducted vermiculite mining and related activities near Libby, Montana. The vermiculite ore that was mined contained varying amounts of asbestos as a contaminant, almost all of which was removed during processing. Expanded vermiculite from Libby was used in products such as fireproofing, insulation and potting soil. In November 1999, Region 8 of the EPA began an investigation into alleged excessive levels of asbestos-related disease in the Libby population related to these former mining activities. This investigation led the EPA to undertake additional investigative activity and to carry out response actions in and around Libby. On March 30, 2001, the EPA filed a lawsuit in U.S. District Court for the District of Montana, Missoula Division (United States v. W. R. Grace & Company, et al.) under the Comprehensive Environmental Response, Compensation and Liability Act for the recovery of costs allegedly incurred by the United States in response to the release or threatened release of asbestos in the Libby, Montana area relating to such former mining activities. These costs include cleaning and/or demolition of contaminated buildings, the excavation and removal of contaminated soil, health screening of Libby residents and former mine workers, and investigation and monitoring costs. In this action, the EPA also sought a declaration of Grace's liability that would be binding in future actions to recover further response costs.

         In connection with its defense, Grace conducted its own investigation to determine whether the EPA's actions and cost claims were justified and reasonable. However, in December 2002, the District Court granted the United States' motion for partial summary judgment on a number of issues that limited Grace's ability to challenge the EPA's response actions. In January 2003, a trial was held on the remainder of the issues, which primarily involved the reasonableness and adequacy of documentation of the EPA's cost recovery claims through December 31, 2001. No decision has yet been issued. The EPA's Libby-related cost recovery claims through December 31, 2001 totaled approximately $57 million. Based on the testimony of EPA witnesses deposed in the lawsuit and other information, Grace believes that the EPA's total cost recovery claims could reach, and potentially exceed, $100 million. This lawsuit is not subject to the automatic stay provided under the Bankruptcy Code. Grace has accrued a liability of $63 million as of December 31, 2002 with respect to this lawsuit and future cost recovery claims expected to be made by the EPA, which represents Grace's current best estimate of probable liability and defense costs, pending the issuance of a decision by the trial court and the availability of additional information about the EPA's 2002 costs and projected future costs. Liabilities for recovery costs are subject to compromise, and any payments would be subject to the outcome of the Chapter 11 proceedings.

         In February 2000, a purported class action lawsuit was filed in the U.S. District Court for Montana, Missoula Division (Tennison, et al. v. W. R. Grace & Co., et al.) against Grace on behalf of all owners of improved private real property situated within 12 miles of Libby, Montana. The action alleges that the class members have suffered harm in the form of environmental contamination and loss of property rights resulting from Grace's former vermiculite mining and processing operations. The complaint seeks remediation, property damages and punitive damages. While Grace has not completed its investigation of the claims, and, therefore, is not able to assess the extent of any possible liability related to this lawsuit, Grace has no reason to believe that its former activities caused damage to the environment or property. This case has been stayed as a result of Grace's Chapter 11 filing.

         In October 2000, a purported class action lawsuit was filed in the U.S. District Court for Minnesota, 4th Division (Chase v. W. R. Grace & Co.-Conn.) alleging loss of property values of residents in the vicinity of a former Grace vermiculite expanding plant in Minneapolis. This case has also been stayed as a result of Grace's Chapter 11 filing. The EPA has remediated industrial property in the area, including the former vermiculite expanding plant, at a cost of $650,000. The EPA has also commenced and is continuing a program for removing suspected vermiculite processing by-products from the yards and driveways of houses near the plant. The EPA has reviewed approximately 1,640 residential properties and has targeted 260 for cleanup. Of the 260 properties, the EPA has taken action at 208, with the remaining 52 scheduled for removal actions in 2003. As of December 31, 2002, the EPA had spent $2.6 million on residential cleanup actions.

         The EPA has compiled for investigation a list of 244 facilities that at one time used, stored, or processed concentrate that originated from Grace's former vermiculite mine at Libby, Montana. Included in this list are 50 vermiculite expansion plants currently or formerly operated by Grace. The EPA has listed 14 of these 50 sites as requiring additional action. Corrective actions or investigations have been conducted by Grace at six of these sites. The EPA has estimated that the cost of remediation for these 14 sites (exclusive of a Libby, Montana site) will be $6.6 million.

         Grace is a party to additional proceedings involving U.S. federal, state and/or local government agencies and private parties regarding Grace's compliance with environmental laws and regulations. These proceedings are not expected to result in significant sanctions or in any material liability. However, Grace may incur material liability in connection with future actions of governmental agencies or private parties relating to past or future practices of Grace with respect to the generation, storage, handling, discharge, disposition or stewardship of hazardous wastes and other materials.

         Grace is a party to three pending environmental insurance coverage actions. The first is styled Maryland Casualty Co. v. W. R. Grace & Co. (filed in 1988). This litigation, involving Grace's coverage claims against a primary-level carrier for environmental property damage, is currently the subject of an appeal in the U.S. Court of Appeals for the Second Circuit. The second case, entitled Uniguard v. W. R. Grace, was filed in 1997 in the U.S. District Court for the Southern District of New York. This declaratory judgment action seeks a determination concerning the liability of one excess carrier for bodily injury claims as a result of environmental contamination. This case has been stayed as a result of Grace's Chapter 11 filing. In June 2000, a separate lawsuit was filed in the U.S. District Court for the Southern District of New York against Grace by one of its former primary insurance carriers seeking coverage determinations regarding 45 claims (Continental Casualty Company v. W.
R. Grace & Co. and W. R. Grace & Co.-Conn.). Most of these claims involve alleged environmental property damage at sites once owned and operated by Grace or at waste sites that allegedly received waste materials from plants operated by Grace, including Grace's claims for coverage regarding certain claims involving its former vermiculite mining operation in Libby, Montana. This case has been stayed as a result of Grace's Chapter 11 filing. The outcome of these cases, as well as the amounts of any recoveries that Grace may receive in connection therewith, is presently uncertain.

         Grace's environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. These liabilities are evaluated quarterly, based on currently available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, existing technology, prior experience in contaminated site remediation and the apportionment of costs among potentially responsible parties. In addition, environmental liabilities related to Libby, Montana in excess of the current recorded liability could be material, though not currently estimable, if the proceedings described above are adversely determined. Grace does not have sufficient information to determine how the funding of environmental remediation activities will be affected by the Chapter 11 proceedings. For further information, see "Environmental, Health and Safety Matters" under Item 1 above and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement.

         Litigation Related to Former Packaging and Medical Care Businesses. Grace has been named in a purported class action suit filed in September 2000 in California Superior Court for the County of San Francisco alleging that the 1996 reorganization involving a predecessor of Grace and Fresenius A.G. and the 1998 reorganization involving a predecessor of Grace and Sealed Air Corporation were fraudulent transfers (Abner, et al., v. W. R. Grace & Co., et al.). The suit is alleged to have been brought on behalf of all individuals who then had lawsuits on file asserting personal injury or wrongful death claims against any of the defendants. Since Abner, and prior to the Chapter 11 filing, two other similar class actions were filed. These lawsuits have been stayed as a result of Grace's Chapter 11 filing.

         The Bankruptcy Court authorized the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants to proceed with claims against Sealed Air

Corporation that the 1998 transaction involving Grace's former packaging business and Sealed Air Corporation constituted a fraudulent conveyance. A trial had been scheduled to begin on December 9, 2002. On November 29, 2002, Sealed Air Corporation and Fresenius Medical Care AG each announced that they had reached agreements in principle with representatives of the asbestos creditors committees to resolve all of the current and future asbestos-related claims and the pending fraudulent transfer claims made against them and their respective affiliates. Under the terms of the proposed Sealed Air settlement, Sealed Air would make a payment of $512.5 million (plus interest at 5.5% per annum, commencing on December 21, 2002) and nine million shares of Sealed Air common stock, valued at $335.7 million as of December 31, 2002, as directed by Bankruptcy Court upon confirmation of Grace's plan of reorganization. Under the terms of the proposed Fresenius settlement, as subsequently revised, Fresenius would contribute $115 million to the Grace estate, or as otherwise directed by the Bankruptcy Court, upon confirmation of a plan of reorganization. Both settlements are subject to Bankruptcy Court approval. Upon the effectiveness of these settlements the Abner and all similar actions will be dismissed. Grace is unable to predict how these settlements may ultimately affect its plan of reorganization.

         Tax Claims. Grace has received an Internal Revenue Service ("IRS") examination report for the 1993 through 1996 tax periods asserting in the aggregate approximately $114 million of proposed tax adjustments. The most significant contested issue addressed in such report concerns corporate-owned life insurance ("COLI") policies and is discussed in the next paragraph. Other proposed IRS tax adjustments relate to Grace's tax positions regarding research and development credits, reporting of certain divestitures and other miscellaneous proposed adjustments. The tax audit for the 1993 through 1996 tax period is currently under the jurisdiction of IRS Appeals, where Grace has filed a protest. Grace's federal tax returns covering tax periods 1997 and forward are either under examination by the IRS or open for future examination.

         In 1988 and 1990, Grace acquired COLI policies on the lives of certain of its employees as part of a strategy to fund the cost of post-retirement employee health care benefits and other long-term liabilities. COLI premiums have been funded in part by loans issued against the cash surrender value of the COLI policies. The IRS is challenging deductions of interest on loans secured by the COLI policies for years prior to January 1, 1999. In 2000, Grace paid $21.2 million of tax and interest related to this issue for tax years 1990 through 1992. Subsequent to 1992, Grace deducted approximately $163.2 million in interest attributable to COLI policy loans. Although Grace continues to believe that the deductions were legitimate, the IRS has successfully challenged interest deductions claimed by other corporations with respect to broad-based COLI policies in all of the three litigated cases to date. Therefore, Grace requested and was granted early referral to the IRS Office of Appeals for consideration of possible settlement alternatives of the COLI interest deduction issue.

         On September 23, 2002, Grace filed a motion in its Chapter 11 proceeding requesting that the Bankruptcy Court authorize Grace to enter into a settlement agreement with the IRS with respect to Grace's COLI interest deductions. The tax years at issue are 1989 through 1998. Under the terms of the proposed settlement, the government would allow 20% of the aggregate amount of the COLI interest deductions and Grace would owe federal income tax and interest on the remaining 80%. On October 22, 2002, the Bankruptcy Court issued an order authorizing Grace to enter into settlement negotiations with the IRS consistent with the aforementioned terms and further ordered that any final agreement would be subject to Bankruptcy Court approval. Grace is currently in discussions with the IRS concerning the proposed settlement.

         The IRS also has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1995 against a Grace subsidiary that formerly operated a temporary staffing business for nurses and other healthcare personnel. The assessments, aggregating $21.8 million, were made in connection with a meal and incidental expense per diem plan for traveling healthcare personnel, which was in effect through 1999. The IRS contends that certain per diem reimbursements should have been treated as wages subject to employment taxes and federal income tax withholding. Grace contends that its per diem and expense allowance plans were in accordance with statutory and regulatory requirements, as well as other published guidance from the IRS. Grace expects that the IRS will make additional assessments for the 1996 through 1999 periods. The matter is pending in the United States Court of Claims. Grace is currently in discussions with the Department of Justice concerning possible settlement options.

         For further information, see Note 14 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations under Financial Condition" in the Financial Supplement to this Report.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         This Item is inapplicable, as no matters were submitted to a vote of the Company's security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         Except as provided below, the information called for by this Item appears in the Financial Supplement under the heading "Financial Summary" opposite the caption "Other Statistics - Common shareholders of record" (page F-35); under the heading "Quarterly Summary and Statistical Information - Unaudited" opposite the caption "Market price of common stock" (page F-34); and in Note 15 to the Consolidated Financial Statements (page F-29).

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

ITEM 6.   SELECTED FINANCIAL DATA

         The information called for by this Item appears under the heading "Financial Summary" (page F-35 of the Financial Supplement) and in Notes 1, 2, 3, 4, 10, 13 and 14 to the Consolidated Financial Statements (pages F-10 through F-20, and F-23 through F-28 of the Financial Supplement), which is incorporated herein by reference. In addition, Exhibit 12 to this Report (page F-53) of the Financial Supplement) contains the ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends for Grace for the years 1998-2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information called for by this Item appears on pages F-36 to F-52 of the Financial Supplement, which is incorporated herein by reference.

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

            Name and Age                               Office                                   First Elected
            ------------                               ------                                   -------------
John F. Akers (68)                        Class II Director                                        05/09/97

H. Furlong Baldwin (71)                   Class I Director                                         01/16/02

Ronald C. Cambre (64)                     Class III Director                                       09/01/98


Marye Anne Fox (55)                       Class I Director                                         05/10/96

John J. Murphy (71)                       Class II Director                                        05/09/97

Paul J. Norris (55)                       Class III Director (Chairman)                            01/01/99
                                          President and Chief Executive Officer                    11/01/98

Thomas A. Vanderslice (71)                Class I Director                                         05/10/96

Robert J. Bettacchi (60)                  Senior Vice President                                    04/01/97

William M. Corcoran (53)                  Vice President                                           05/11/99

W. Brian McGowan (53)                     Senior Vice President                                    12/06/90*

David B. Siegel (54)                      Senior Vice President, General Counsel                   09/01/98*
                                          and Chief Restructuring Officer

Robert M. Tarola (52)                     Senior Vice President and                                05/11/99
                                          Chief Financial Officer

*  Designated an Executive Officer on July 9, 1998

         Mr. Akers served as Chairman of the Board and Chief Executive Officer of International Business Machines Corporation from 1985 until his retirement in 1993. He is a director of Hallmark Cards, Inc., Lehman Brothers Holdings, Inc., The New York Times Company and PepsiCo, Inc.

         Mr. Baldwin served as a director of Mercantile Bankshares Corporation from 1970 to 2003, and as Chairman of the Board from 1984 to 2003. From 1976 to 2001 he served as President and Chief Executive Officer. Mr. Baldwin is also a director of NASDAQ Stock Market, Inc., Platinum Underwriters Holdings, Ltd. and a member of the board of governors of NASD.

         Mr. Cambre is retired Chairman of the Board and CEO of Newmont Mining Corporation. He joined Newmont as Vice Chairman and CEO in 1993 and retired as CEO in 2000 and as Chairman in 2001. He is also a director of Cleveland-Cliffs Inc., McDermott International, Inc. and Inco Limited.

         Dr. Fox is Chancellor of North Carolina State University and Distinguished Professor of Chemistry at that institution. She is also a director of Boston Scientific Corporation, Red Hat, Inc. and Pre-Paid Legal Services, Inc.

         Mr. Murphy served as Chairman of the Board of Dresser Industries, Inc., a supplier of products and technical services to the energy industry, until 1996. From 1997 to 2000, he was a Managing Director of SMG Management L.L.C., a privately owned investment group. Mr. Murphy is a director of CARBO Ceramics, Inc. and ShawCor Ltd.

         Mr. Norris was Senior Vice President of AlliedSignal Incorporated and President of its specialty chemicals business from January 1997 until he joined Grace. He joined AlliedSignal in 1989 as President of its fluorine products/chemicals and catalysts businesses. Mr. Norris is a director of Borden Chemical, Inc. He also performs advisory services for Kolberg, Kravis Roberts & Co., the principal shareholder of Borden.

         Mr. Vanderslice served as Chairman and Chief Executive Officer of M/A-COM, Inc., a designer and manufacturer of radio frequency and microwave components, devices and subsystems for commercial and defense applications, from 1989 until his retirement in 1995. He is a director of ChevronTexaco Corporation.

         Messrs. Bettacchi, McGowan and Siegel have been actively engaged in Grace's business for the past five years.

         Mr. Corcoran previously served as Vice President of Business and Regulatory Affairs for AlliedSignal Incorporated's specialty chemicals business from 1997 until he joined Grace. For nine years prior to that, he served as Vice President of Public Affairs in AlliedSignal's engineered materials sector.

         Mr. Tarola joined Grace from MedStar Health, Inc., where he had served as Senior Vice President and Chief Financial Officer from July 1998. He previously served in a similar capacity with Helix Health, Inc. for two years. From 1974 through 1996, Mr. Tarola was an employee and partner of Price Waterhouse LLP.

         Section 16(a) Beneficial Ownership Reporting Compliance. Under Section 16 of the Securities Exchange Act of 1934, the Company's directors, certain of its officers, and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the SEC and the New York Stock Exchange concerning their ownership of and transactions in Common Stock; such persons are also required to furnish the Company with copies of such reports. Based upon the reports and related information furnished to the Company, the Company believes that all such filing requirements were complied with in a timely manner during and with respect to 2002.


ITEM 11.   EXECUTIVE COMPENSATION

         Summary Compensation Table. The following Summary Compensation Table contains information concerning the compensation of (a) Paul J. Norris, Chief Executive Officer; and (b) the other four most highly compensated executive officers of Grace who were serving as such at year-end 2002. Certain information has been omitted from the Summary Compensation Table because it is not applicable or because it is not required under the rules of the Securities and Exchange Commission ("SEC").

                                    Annual Compensation                   Long-Term Compensation
                            ------------------------------------ -----------------------------------
                                                                       Awards            Payouts
                                                                 ------------------   --------------

                                                                    No. of Shares
                                                      Other           Underlying
 Name and Principal                                   Annual           Options             LTIP        All Other
      Position        Year    Salary      Bonus    Compensation        Granted           Payouts (a)  Compensation (b)
      --------        ----    ------      -----    ------------        -------           --------     ------------
P. J. Norris          2002  $958,333  $1,010,000          ---             ---                 ---       $  587,808
Chairman, President   2001   887,500     936,250          ---         121,000                 ---        1,457,298
and Chief Executive   2000   812,500     526,800          ---         315,000                 ---           90,766
Officer


R. J. Bettacchi       2002   358,000     265,000          ---             ---                 ---           30,597
Senior Vice President 2001   345,340     275,000          ---          35,000                 ---          366,346
                      2000   332,344     125,000          ---          85,000            $102,670           42,171


W. M. Corcoran        2002   277,667     155,000          ---             ---                 ---           33,643
Vice President        2001   267,333     150,000          ---          12,300                 ---          283,428
                      2000   256,667     100,000          ---          40,000                 ---           16,532

D. B. Siegel          2002   408,000     265,000          ---             ---                 ---          244,448
Senior Vice           2001   370,000     240,000          ---          21,800                 ---          627,915
President and         2000   306,667     125,000          ---          60,000              75,832           22,205
General Counsel

R. M. Tarola          2002   388,000     250,000          ---             ---                 ---           33,147
Senior Vice           2001   374,500     250,000          ---          27,900                 ---          374,277
President and Chief   2000   359,000     155,000          ---          75,000                 ---           12,322
Financial Officer


(a) The amounts in this column represent payments made in 2000 under Grace's previous Long-Term Incentive Plan for the 1997-1999 Performance Period (to the extent not previously paid).

(b)      The amounts in this column for 2002 consist of the following:

         (i) payments made to persons whose personal and/or Company contributions to Grace's Salaried Employees Savings and Investment Plan ("Savings Plan") would be subject to limitations under federal income tax law, as follows: Mr. Norris -- $74,658; Mr. Bettacchi -- $18,020; Mr. Corcoran -- $11,840; Mr. Siegel -- $19,500; and Mr. Tarola -- $21,570;

         (ii) Company contributions to the Savings Plan, as follows: Mr. Norris -- $12,000; Mr. Bettacchi -- $12,000; Mr. Corcoran -- $12,000; Mr. Siegel -- $11,933; and Mr. Tarola -- $12,000;

         (iii) the value of Company-provided personal liability insurance, as follows: Mr. Norris -- $1,150; Mr. Bettacchi -- $577; Mr. Corcoran -- $428; Mr. Siegel -- $577; and Mr. Tarola -- $577;

         (iv) a $500,000 retention payment made to Mr. Norris under the terms of his employment agreement. See "Employment Agreements" for a description of Mr. Norris's employment agreement;

         (v) for Mr. Corcoran, $9,375 of forgiveness of indebtedness income under the terms of a relocation loan, the balance of which has been reduced to zero; and

         (vi) for Mr. Siegel, (A) $194,738 of expense reimbursements and payments made to Mr. Siegel under Grace's relocation program for employees relocating from Boca Raton, Florida to Columbia, Maryland, and (B) $17,700 of forgiveness of indebtedness income under the terms of a relocation loan, the balance of which was $57,300 as of December 31, 2002.

         Stock Options. Grace granted no stock options during 2002. No options were exercised by the named individuals during 2002, and none of the options held by them at year-end 2002 were "in the money" (i.e., the exercise price of all options held by the individuals was above the market value of the Common Stock at year-end 2002). The following table contains information concerning unexercised options held at December 31, 2002.

                           No. of Shares Underlying Unexercised Options
          Name                 at 12/31/02 Exercisable/Unexercisable

P. J. Norris ...........                 979,359 / 185,667
R. J. Bettacchi ........                 605,596 / 51,668
W. M. Corcoran .........                  63,266 / 21,534
D. B. Siegel ...........                 345,461 / 34,534
R. M. Tarola ...........                 159,300 / 43,600

         Long-Term Incentive Program. The Company's long-term incentive plans generally are designed to provide key employees with long-term incentives having a value at the 60th percentile of long-term incentives offered by specialty chemical companies of comparable size to Grace. In 2001, the Company's Board of Directors approved a Long-Term Incentive Plan for key employees ("2001 LTIP") for the 2001-2003 period. For each key employee, the targeted value of the 2001 LTIP award was split so that 50% of the value of the award was provided in the form of a stock option grant, and 50% was in the form of cash compensation, payable if the Company achieves certain pretax earnings targets over a three calendar year period.

         In 2002, the Board and the Bankruptcy Court approved the 2002 LTIP for the 2002-2004 period (the "2002 LTP"). The 2002 LTIP operates in substantially the same manner as the 2001 LTIP, except that the targeted value of the 2002 LTIP award is payable 100% in cash, and the pretax earnings targets have been revised. If a key employee becomes entitled to cash compensation under the 2002 LTIP, then such compensation will generally be paid in two installments; one in early 2004 (which will be a partial payment based on performance for the first two years of the applicable three-year period), and the other installment will be paid to the employee in early 2005 (which will consider performance for the complete three-year period and will be offset by the amount of the prior installment). Generally, a key employee will forfeit his or her rights to receive an installment of cash compensation if, prior to the payment of the installment, the employee either voluntarily resigns from the Company or is terminated by the Company for cause. The following table sets forth threshold, targeted and maximum awards under the 2002 LTIP:

                                                                                    Estimated Future Payouts
                                                                                  Under Non-Stock Price-Based
                                            Performance or Other                              Plans
                  No. of Shares, Units      Period Until Maturation                           -----
Name              Or Other Rights           or Payout                       Threshold(a)       Target       Maximum
----              ---------------           ---------------------------     ------------       ------       -------
P. J. Norris         $1,452,000                     2002-2004              $0 or $ 24,248    $1,452,000   $2,904,000
R. J. Bettacchi         420,000                     2002-2004              $0 or $  7,014       420,000      840,000
W. M. Corcoran          150,000                     2002-2004              $0 or $  2,505       150,000      300,000
D. B. Siegel            335,000                     2002-2004              $0 or $  5,595       335,000      670,000
R. M. Tarola            335,000                     2002-2004              $0 or $  5,595       335,000      670,000

(a) No payment will be made unless the minimum targeted level of pretax earnings is achieved.

         Pension Arrangements. Full-time salaried employees who are 21 or older and who have one or more years of service are eligible to participate in the Retirement Plan for Salaried Employees. Under this basic retirement plan, pension benefits are based upon (a) the employee's average annual compensation for the 60 consecutive months in which his or her compensation is highest during the last 180 months of continuous participation, and (b) the number of years of the employee's credited service. For purposes of this basic retirement plan, compensation generally includes nondeferred base salary and annual incentive compensation (bonus) awards; however, for 2002, federal income tax law limited to $200,000 the annual compensation on which benefits under this plan may be based.

         Grace also has a Supplemental Executive Retirement Plan under which a covered employee will receive the full pension to which he or she would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law. In addition, this supplemental plan recognizes deferred base salary, deferred annual incentive compensation awards and, in some cases, periods of employment during which an employee was ineligible to participate in the basic retirement plan. (Commencing in 2001, Grace no longer permits deferrals of base salary or incentive compensation.)

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


         At December 31, 2002, Messrs. Norris, Bettacchi, Corcoran, Siegel and Tarola had 10.83, 31, 3.56, 25.75 and 3.56 years of credited service, respectively, under the basic and supplemental retirement plans. (Mr. Norris' years of credited service include his eligible service with Grace from 1975 to 1981.) For purposes of those plans, the 2002 compensation of such executive officers was as follows: Mr. Norris -- $1,894,583; Mr. Bettacchi -- $633,000; Mr. Corcoran -- $427,667; Mr. Siegel -- $648,000; and Mr. Tarola -- $638,000.
Messrs. Norris, Corcoran and Tarola are entitled to additional pension benefits under their employment agreements (see "Employment Agreements").

         Employment Agreements. Paul J. Norris. Effective January 1, 2003, Mr. Norris entered into a letter agreement with Grace (the "Letter Agreement"), whereby his employment agreement, dated October 26, 1998 (the "1998 Agreement"), was extended beyond its original termination date of December 31, 2002, and was amended as described herein. Under the Letter Agreement, Mr. Norris' employment with Grace will continue until terminated by Grace or Mr. Norris. Except as amended by the Letter Agreement, the provisions of the 1998 Agreement remain applicable to Mr. Norris during his post-2002 employment term with Grace.

         Under the 1998 Agreement, during his post-2002 employment term, Mr. Norris will continue to be entitled to an annual base salary of not less than $875,000. In addition, he will continue to participate in Grace's annual incentive compensation program, under which his targeted award will be at least 75% of his annual base salary. (Mr. Norris' annual base salary as of January 1, 2003 is $1,000,000.)

         Under the terms of the Letter Agreement, on December 31, 2003, Mr. Norris will receive a $1,235,000 retention bonus for services performed during 2003; and on December 31, 2004, Mr. Norris will receive an additional retention bonus of $1,235,000 for services performed during 2004. Mr. Norris will not receive a retention bonus, if prior to the payment date of a retention bonus, he is terminated by Grace for cause. In addition, Mr. Norris will not receive a retention bonus, if prior to the payment date, he resigns his employment with Grace, unless such resignation is on the basis of constructive discharge. If Mr. Norris' employment is terminated on the basis of constructive discharge (or as a result of his death or disability) during 2003 or 2004, then he (or his beneficiary, in the case of death) will be entitled to a payment of a pro-rated portion of the retention bonus for the calendar year of termination, based on the portion of such calendar year that he remained an employee of Grace.

         Under the 1998 Agreement, during his post-2002 employment term with Grace, if Mr. Norris' employment is terminated by Grace without cause or by Mr. Norris on the basis of constructive discharge, then he will be entitled to receive a severance payment equal to two times the dollar amount that equals 175% of his annual base salary at the time of such termination. Such payment will be made in a lump sum immediately after Mr. Norris' date of termination.

         Under the Letter Agreement, Mr. Norris is obligated to provide Grace with at least 180 days written prior notice of his intention to resign his employment with Grace in order to receive certain benefits and payments upon termination, which were originally specified under the 1998 Agreement. Specifically, if Mr. Norris provides such timely notice, he will receive the following benefits and payments upon termination: (1) an award under Grace's annual incentive compensation program for the calendar year of termination, which will be pro-rated based on the portion of such calendar year that he remained an employee of Grace, (2) a supplemental pension payment (described below), (3) principal residence relocation assistance (described below), and (4) a payment of the cash component of any award made to Mr. Norris under Grace's long-term incentive plans, which will be pro-rated based on the portion of the applicable 3-year performance period that he remained an employee of Grace. Under the Letter Agreement, Mr. Norris will also be entitled to these benefits and payments if his employment terminates for any reason except cause. If Mr. Norris' employment is terminated for cause, he will not be entitled to those benefits and payments.

         If Mr. Norris becomes entitled to a supplemental pension payment as referenced above, then in determining the benefits payable to Mr. Norris under Grace's basic and supplemental retirement plans, his years of service with Grace and his prior employer will be recognized as if those years were continuous service with Grace, with an offset for any retirement benefits payable from his prior employer's retirement plans. In addition, the "final average compensation" used to determine his retirement benefits payable under Grace's basic and supplemental retirement plans will only consider compensation earned by Mr. Norris from and after his commencement of his current term of employment with Grace on November 1, 1998. Such payment would be made in a lump sum immediately after Mr. Norris' date of termination.

         Also, if Mr. Norris does not receive supplemental retirement benefits under any Grace plan (as a result of any reduction regarding such a plan pursuant to any Chapter 11 proceeding or otherwise), then such supplemental benefits will become payable to Mr. Norris under his employment agreement.

         If Mr. Norris becomes entitled to the principal residence relocation assistance referenced above, Grace will provide him with relocation assistance to any location within the continental United States selected by Mr. Norris. Such relocation assistance would include certain cash payments and other relocation assistance, as well as compensation for any loss incurred on the sale of his Maryland home.

         The 1998 Agreement also provides for Mr. Norris' participation in other benefits and compensation programs, including benefits and programs generally available to other senior executives of Grace.

         The forgoing description of Mr. Norris' employment agreement does not purport to be complete and is qualified in its entirety by reference to the 1998 Agreement, which has been filed with the SEC as Exhibit 10.20 to Grace's 2000 Annual Report on Form 10-K, and by reference to the Letter Agreement, which has been filed with the SEC as Exhibit 10.19 to this Report.

         William M. Corcoran. Mr. Corcoran had an employment agreement with Grace that expired on May 31, 2002. Under terms of the agreement that survived the expiration date, if Mr. Corcoran is terminated without cause, he will generally be entitled to a severance payment equal to 137% of his annual base salary at the time of termination. (However, along with other executive officers and certain key employees of Grace, Mr. Corcoran has entered into a retention agreement with Grace, described below, under which he may be entitled to enhanced severance pay in lieu of, but not in addition to, the severance pay provided under his employment agreement.) In addition, the benefits payable to Mr. Corcoran under Grace's basic and supplemental retirement plans will continue to be determined by adding additional years of credited service under those plans. Generally, for each year of credited service under those plans that he actually earns during his period of employment with Grace, he will receive credit for an additional one-half year of credited service (up to a maximum of 5 additional years of credited service), except that in no event will he receive less than 5 years of credited service, regardless of the date his employment with Grace actually terminates. The foregoing description of Mr. Corcoran's employment agreement does not purport to be complete and is qualified in its entirety by reference to such agreement, which has been filed with the SEC as
Exhibit 10.24 to Grace's 2000 Annual Report on Form 10-K.

         David B. Siegel. Under terms of a January 1, 2001 agreement, Mr. Siegel continues to be entitled to an enhanced severance payment equal to two times his annual base salary if his employment is involuntarily terminated without cause under circumstances that would qualify him for severance pay under Grace's severance plan that generally covers salaried employees. In addition, on January 1, 2002, under the terms of such agreement, Mr. Siegel relocated from Florida to Columbia, Maryland, and received the relocation benefits generally available to all Grace employees who relocated to Maryland in conjunction with the relocation of Grace's corporate headquarters. Grace has further agreed to provide Mr. Siegel with post-employment relocation assistance (on the terms of the relocation policy in effect for active employees) under certain conditions; this further agreement has not yet been finalized.

         Robert M. Tarola. Mr. Tarola had an employment agreement that expired on November 10, 2002. Under terms of the agreement that survived the expiration date, if Mr. Tarola is terminated without cause, he will generally be entitled to a severance payment equal to 145% of his annual base salary at the time of termination. (However, along with the other executive officers and certain key employees of Grace, Mr. Tarola has entered into a retention agreement with Grace, described below, under which he may be entitled to enhanced severance pay in lieu of, but not in addition to, the severance pay provided under his employment agreement.) In addition, the benefits payable to Mr. Tarola under Grace's basic and supplemental retirement plans will continue to be determined by adding additional years of credited service under those plans. Generally, for each year of credited service under those plans that he actually earns during his period of employment with Grace, he will receive credit for one additional year of credited service (up to a maximum of 10 additional years of credited service), except that in no event will he receive less than 5 years of credited service, regardless of the date his employment with Grace actually terminates. The foregoing description of Mr. Tarola's employment agreement does not purport to be complete and is qualified in its entirety by reference to such agreement, which has been filed with the SEC as Exhibit 10.1 to Grace's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

         Change-in-Control Severance Agreements. In addition to the severance provisions described under "Retention Agreements" below, Grace has severance agreements with all of its executive officers, which renew automatically unless the Board of Directors of the Company elects not to renew them. These agreements generally provide that in the event of the involuntary termination of the individual's employment without cause (including constructive termination caused by a material reduction in his or her authority or responsibility or by certain other circumstances) following a "change in control" of Grace, he or she will generally receive a severance payment equal to three times the sum of his or her annual base salary plus target annual incentive compensation (bonus), subject to pro rata reduction in the case of an officer who is within 36 months of normal retirement age (65). For purposes of the severance agreements, "change in control" means the acquisition of 20% or more of the Common Stock (but not if such acquisition is the result of the sale of Common Stock by Grace that has been approved by the Board), the failure of Board-nominated directors to constitute a majority of any class of the Board of Directors, the occurrence of a transaction in which the shareholders of Grace immediately preceding such transaction do not own more than 50% of the combined voting power of the company resulting from such transaction, or the liquidation or dissolution of Grace. This description of the severance agreements does not purport to be complete and is qualified in its entirety by reference to the form of such agreement, which has been filed with the SEC as Exhibit 10.17 to this Report. As a result of Grace's Chapter 11 filing, the following events will not constitute a "change in control": (i) the acquisition by a trust of Common Stock, established for purposes of administering asbestos-related claims pursuant to a plan of reorganization, and (ii) a corporate transaction pursuant to Section 363 of the U.S. Bankruptcy Code or a plan of reorganization.

         Retention Agreements. Effective January 1, 2001, Grace entered into retention agreements with each of the executive officers other than Messrs. Norris and Siegel, whose retention arrangements were covered by their respective employment agreements. These agreements were approved by the Compensation Committee in recognition of the adverse effect that the market performance of the Common Stock has had and is expected to continue to have on Grace's ability to attract and retain key employees. Under the terms of these agreements, each such executive officer received a payment in January 2001 equal to his annual base salary, subject to remaining employed with Grace through December 31, 2002. The retention payments are not considered compensation for purposes of any Grace benefit or compensation plans or programs. In addition to the retention payment, the retention agreements provide that in the event of the involuntary termination of such officer's employment under circumstances that would qualify such officer for severance pay under Grace's severance plan that generally covers salaried employees, then the officer would be entitled to severance pay equal to two times his or her annual base salary. With respect to any such officer who has any other agreement with Grace regarding the payment of severance upon termination of employment, if such officer becomes entitled to severance under both the terms of the retention agreement and such other agreement, then the officer would only receive severance pay under the retention agreement, unless the other agreement provides for a greater amount of severance pay (in which case, the officer would only receive severance pay under such other agreement).

         Grace has implemented a new retention program for 2003 and 2004 under which each executive officer (except Mr. Norris, whose retention arrangement for those years is covered by his employment agreement) would be entitled to receive a payment equal to a designated percentage of his base salary if the officer remains employed with Grace for the entire year. For 2003, the percentage is 65% of base salary. The payment of the retention bonus will be made to each eligible executive officer at the end of the calendar year to which the payment relates. These retention payments are not considered compensation for purposes of any Grace benefit or compensation plans or programs.

         Executive Salary Protection Plan. All executive officers participate in the Executive Salary Protection Plan ("ESPP"), which provides that, in the event of a participant's disability or death prior to age 70, Grace will continue to pay all or a portion of base salary to the participant or a beneficiary for a period based on the participant's age at the time of disability or death. Payments under the ESPP may not exceed 100% of base salary for the first year and 60% thereafter in the case of disability (50% in the case of death). This description of the ESPP does not purport to be complete and is qualified in its entirety by reference to the text of the ESPP, as amended, which is filed as
Exhibit 10.8 to Grace's 2001 Annual Report on Form 10-K.

         Effect of Chapter 11 Filing. The U.S. Bankruptcy Court has approved the employment agreements and the continuation of the executive compensation and benefit agreements and programs described above. The continuation of these agreements and programs, and the establishment of new programs may be affected by the Chapter 11 proceedings.

         Directors' Compensation. Under the compensation program for nonemployee directors in effect for 2002, each nonemployee director received an annual retainer of $50,000, 50% of which was paid in cash and 50% of which was paid in the form of Common Stock. In addition, directors received $4,000 ($5,000 for directors holding a committee chair) in cash for each meeting date in respect of the Board meeting and all committee meetings held on such date. The same compensation program will be effective during 2003. Grace reimburses nonemployee directors for expenses they incur in attending Board and committee meetings. Grace also maintains business travel accident insurance coverage for them.

         Compensation Committee Interlocks and Insider Participation. During 2002, the Compensation Committee of the Board was comprised of Messrs. Akers (Chair), Baldwin, Cambre, Murphy and Vanderslice, and Dr. Fox. None of such persons is a current or former officer or employee of Grace or any of its subsidiaries, nor did any of such persons have any reportable transactions with Grace or any of its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Security Ownership. The following table sets forth the Common Stock beneficially owned, directly or indirectly, as of January 31, 2003 by (1) each person known to Grace to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, and (2) each current director, each of the executive officers named in the Summary Compensation Table set forth in Item 11 above, and such directors and all executive officers as a group.

                                                    Shares of Common Stock
Beneficial Owner                                      Beneficially Owned                Percent
----------------                                      ------------------                -------

Peninsula Partners, L.P. (1)........................      10,765,600                     16.43%
404B East Main Street, 2nd Floor
Charlottesville, VA 22902

J. F. Akers ........................................          29,737                        *
                                                              74,535    (O)
                                                              15,196    (T)


H. F. Baldwin ......................................          12,659                        *

R. J. Bettacchi ....................................         617,264    (O)                 *
                                                              24,675    (T)


R. C. Cambre .......................................          54,876                        *


W. M. Corcoran .....................................          10,000                        *
                                                              67,367    (O)
                                                               1,265    (T)

M. A. Fox ..........................................          31,987                        *
                                                               8,942    (T)


J. J. Murphy .......................................          29,671                        *
                                                              15,528    (O)
                                                              18,629    (T)

P. J. Norris .......................................         138,822                      2.39%
                                                           1,458,719    (O)
                                                               1,071    (T)


D. B. Siegel .......................................          15,100                        *
                                                             352,187    (O)
                                                              20,832    (T)


R. M. Tarola .......................................          15,000                        *
                                                             168,600    (O)
                                                                  50    (T)

T. A. Vanderslice ..................................          30,263                        *
                                                              69,876    (O)
                                                              14,932    (T)

Directors and executive officers as a group ........         378,115                      5.29%
                                                           3,134,589    (O)
                                                             122,010    (T)

*   Indicates less than 1%

(O) Shares covered by stock options exercisable on or within 60 days after January 31, 2003.

(T) Shares owned by trusts and other entities as to which the person has the power to direct voting and/or investment.

(1) The ownership information set forth is based in its entirety on material contained in a Form 4 report dated September 10, 2001 filed with the SEC.

         Equity Compensation Plan Information. The following table sets forth information as of December 31, 2002 with respect to Grace's compensation plans under which shares of Common Stock are authorized for issuance upon the exercise of options, warrants or other rights. The only such compensation plans in effect are stock incentive plans providing for the issuance of stock options. All such plans have been approved by Grace's shareholders.


                                                                                     Number of securities remaining
                               Number of securities to      Weighted-average       available for future issuance under
                               be issued upon exercise     exercise price of      equity compensation plans (excluding
       Plan category            of outstanding options    outstanding options      securities reflected in column (a))
                                         (a)                      (b)                              (c)

       Equity compensation            10,199,610                 $11.90                         4,468,504
       plans approved by
       security holders




ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Commercial Transactions. During 2002, no director, executive officer (or any member of any of their respective immediate families) or, to the Company's knowledge, any holder of more than 5% of the Common Stock, had a direct or indirect material interest in any transaction (or any proposed transaction) to which the Company was (or will become) a party.

         Loans to Officers. In April 2002, the Company made a $75,000 interest-free loan to Mr. Siegel under the terms of Grace's relocation policy covering employees relocating from Boca Raton, Florida to Columbia, Maryland. The loan is forgiven over a three year period so long as Mr. Siegel remains with the Company. The balance of such loan as of December 31, 2002 was $57,300.

         Legal Proceedings; Indemnification. During 2002 there were no legal proceedings pending in which any current officers or directors of the Company were parties adverse to, or had a material interest adverse to, the Company.


ITEM 14.  CONTROLS AND PROCEDURES

         The information called for by this Item appears under the heading "Controls and Procedures" on page F-55 of the Financial Supplement, which is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         Financial Statements and Schedules. See the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibit on page F-2 of the Financial Supplement.

         Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the fourth quarter of 2002.

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

  3.1         Restated Certificate of Incorporation of                      Exhibit 3.1 to Form 8-K (filed 4/9/98)
              W. R. Grace & Co.


  3.2         Amended and Restated By-laws of W. R. Grace & Co.             Exhibit 3.2 to Form 10-K (filed 3/28/02)

  4.1         Rights Agreement dated as of March 31, 1998 between W.        Exhibit 4.1 to Form 8-K (filed 4/8/98)
              R. Grace & Co. and The Chase Manhattan Bank, as Rights
              Agent

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

 10.1         Form of Employee Benefits Allocation Agreement, by and        Filed herewith
              among Old Grace, W. R. Grace & Co.-Conn. and Grace
              Specialty Chemicals, Inc. (now named W. R. Grace & Co.)

 10.2         Form of Tax Sharing Agreement, by and among Old Grace,        Filed herewith
              W. R. Grace & Co.-Conn. and Grace Specialty Chemicals,
              Inc. (now named W. R. Grace & Co.)

 10.3         W. R. Grace & Co. 2000 Stock Incentive Plan, as amended       Exhibit 10 to Form 10-Q (filed 8/15/00)*

 10.4         W. R. Grace & Co. 1998 Stock Incentive Plan                   Filed herewith*

 10.5         W. R. Grace & Co. 1998 Stock Plan for Nonemployee             Filed herewith*
              Directors

 10.6         W. R. Grace & Co. 1996 Stock Incentive Plan, as amended       Exhibit 10.4 to Form 10-Q (filed
                                                                            5/15/98)*

 10.7         W. R. Grace & Co. Supplemental Executive Retirement           Exhibit 10.7 to Form 10-K (filed
              Plan, as amended                                              3/28/02)*

 10.8         W. R. Grace & Co. Executive Salary Protection Plan, as        Exhibit 10.8 to Form 10-K (filed
              amended                                                       3/28/02)*

 10.9         W. R. Grace & Co. 1986 Stock Incentive Plan, as amended       Exhibit 10.9 to Form 10-K (filed
                                                                            3/28/02)*

 10.10        W. R. Grace & Co. 1989 Stock Incentive Plan, as amended       Exhibit 10.10 to Form 10-K (filed
                                                                            3/28/02)*

 10.11        W. R. Grace & Co. 1994 Stock Incentive Plan, as amended       Exhibit 10.11 to Form 10-K (filed
                                                                            3/28/02)*


 10.12        Forms of Stock Option Agreements                              Exhibit 10.15 to Form 10-K (filed
                                                                            3/29/99)*

 10.13        Form of Stock Option Agreements                               Exhibit 10.14 to Registration Statement
                                                                            on Form S-1 of Old Grace (filed 8/2/96)*

 10.14        Form of Stock Option Agreements                               Exhibit 10.5 to Form 10-Q (filed
                                                                            5/15/98)*

 10.15        Form of 2001-2003 Long Term Incentive                         Exhibit 10.23 to Form 10-K (filed
              Program Award                                                 4/16/01)*

 10.16        Form of 2002-2004 Long-Term Incentive                         Filed herewith*
              Program Award

 10.17        Form of Executive Severance Agreement between W. R.           Filed herewith*
              Grace & Co. and officers

 10.18        Employment Agreement, dated January 1, 2001, by and           Exhibit 10.20 to Form 10-K (filed
              between W. R. Grace & Co. and Paul J. Norris                  4/16/01)*

 10.19        Amendment dated November 6, 2002 to Employment                Filed herewith*
              Agreement between W. R. Grace & Co. and Paul J. Norris

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

 10.22        Letter Agreement dated May 7, 1999 between Paul J.            Exhibit 10.24 to Form 10-K (filed
              Norris, on behalf of W. R. Grace & Co., and William M.        4/16/01)*
              Corcoran

 10.23        Form of Indemnification Agreement between W. R. Grace         Exhibit 10.27 to Form 10-K (filed
              & Co. and certain Officers and Directors                      4/16/01)*

 10.24        Form of Retention Agreement for 2001-2002                     Exhibit 10.28 to Form 10-K (filed
                                                                            4/16/01)*

 10.25        Form of Retention Agreement for 2003-2004                     Filed herewith*

 10.26        Annual Incentive Compensation Program                         Filed herewith*




  12          Computation of Ratio of Earnings to Fixed Charges and         Filed herewith in Financial Supplement
              Combined Fixed Charges and Preferred Stock Dividends          to Grace's 2002 Form 10-K

  21          List of Subsidiaries of W. R. Grace & Co.                     Filed herewith

  23          Consent of Independent Accountants                            Filed herewith in Financial Supplement
                                                                            to Grace's 2002 Form 10-K

  24          Powers of Attorney                                            Filed herewith


 99.1         Certification of Periodic Report by Chief Executive           Filed herewith
              Officer under Section 906 of the Sarbanes-Oxley Act of
              2002

 99.2         Certification of Periodic Report by Chief Financial           Filed herewith
              Officer under Section 906 of the Sarbanes-Oxley Act of
              2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                           W. R. GRACE & CO.


                                           By:  /s/ Paul J. Norris
                                                ------------------
                                                    Paul J. Norris
                                                    (Chairman, President and
                                                    Chief Executive Officer)

                                           By:  /s/ Robert M. Tarola
                                                --------------------
                                                    Robert M. Tarola
                                                    (Senior Vice President and
                                                    Chief Financial Officer)

Dated: March 13, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2003.

         Signature                        Title

         J. F. Akers*               }
         H. F. Baldwin*             }
         R. C. Cambre*              }
         M. A. Fox*                 }     Directors
         J. J. Murphy*              }
         T. A. Vanderslice*         }


    /s/ Paul J. Norris                    President and Director
---------------------------------         (Principal Executive Officer)
        Paul J. Norris


    /s/ Robert M. Tarola                  Senior Vice President and Chief
---------------------------------         Financial Officer (Principal Financial
         (Robert M. Tarola)               Officer and Principal Accounting
                                          Officer)

---------------------------------
* By signing his name hereto, Mark A. Shelnitz is signing this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


                                          By: /s/ Mark A. Shelnitz
                                              ------------------------
                                                  Mark A. Shelnitz
                                                  (Attorney-in-Fact)

                                  CERTIFICATION

I, Paul J. Norris, certify that:

1.  I have reviewed this annual report on Form 10-K of W. R. Grace & Co.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 13, 2003

                                                /s/ Paul J. Norris
                                                -----------------------
                                                Paul J. Norris
                                                Chairman, President and
                                                Chief Executive Officer

                                  CERTIFICATION


I, Robert M. Tarola, certify that:

1.  I have reviewed this annual report on Form 10-K of W. R. Grace & Co.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 13, 2003

                                            /s/ Robert M. Tarola
                                            --------------------
                                            Robert M. Tarola
                                            Senior Vice President and
                                            Chief Financial Officer

                              FINANCIAL SUPPLEMENT


                                W. R. GRACE & CO.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                              FINANCIAL SUPPLEMENT
                                       TO
         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002

                       W. R. GRACE & CO. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements
                  and Financial Statement Schedule and Exhibit



Management's Responsibility for Financial Reporting................................   F-3
Report of Independent Accountants..................................................   F-4
Report of Independent Accountants on Financial Statement Schedule..................   F-5
Consent of Independent Accountants.................................................   F-5
Consolidated Statement of Operations for the three years in the
      period ended December 31, 2002...............................................   F-6
Consolidated Statement of Cash Flows for the three years in the
      period ended December 31, 2002...............................................   F-7
Consolidated Balance Sheet at December 31, 2002 and 2001...........................   F-8
Consolidated Statement of Shareholders' Equity (Deficit) for the three
      years in the period ended December 31, 2002..................................   F-9
Consolidated Statement of Comprehensive (Loss) Income for the three
      years in the period ended December 31, 2002..................................   F-9
Notes to Consolidated Financial Statements.........................................   F-10 - F-34
Financial Summary..................................................................   F-35
Management's Discussion and Analysis of Results of Operations
      and Financial Condition......................................................   F-36 - F-52

Financial Statement Schedule
      Schedule II  - Valuation and Qualifying Accounts and Reserves................   F-53

Exhibit 12:  Computation of Ratio of Earnings to Fixed Charges and
      Combined Fixed Charges and Preferred Stock Dividends.........................   F-54


Report on Internal Controls and Procedures ........................................   F-55


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

         Management maintains internal control systems to assist it in fulfilling its responsibility for financial reporting. These systems include business, accounting and reporting policies and procedures, selection of personnel, segregation of duties and an internal audit function. For 2002, a Disclosure Committee was established to oversee Grace's public financial reporting process; and executives and certain managers were required to confirm their compliance with Grace's policies and internal control systems. While no system can ensure elimination of all errors and irregularities, Grace's systems, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed and transactions are properly executed and reported and appropriate disclosures are made. The concept of reasonable assurance is based on the recognition that there are limitations in all systems of internal control and that the costs of such systems should not exceed their benefits.

         The Audit Committee of the Board of Directors, which is comprised solely of independent directors, meets regularly with Grace's senior financial management, internal auditors and independent accountants to review audit plans and results, as well as the actions taken by management in discharging its responsibilities for accounting, financial reporting and internal control systems. The Audit Committee reports its findings to the Board of Directors. The Audit Committee is responsible for the selection of the independent accountants. Grace's financial management, internal auditors and independent accountants have direct and confidential access to the Audit Committee at all times.

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




/s / Paul J. Norris                             /s/ Robert M. Tarola
Paul J. Norris                                  Robert M. Tarola
Chairman, President and                         Senior Vice President and
Chief Executive Officer                         Chief Financial Officer

March 13, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF
W. R. GRACE & CO.

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows, of shareholders' equity (deficit) and of comprehensive loss, present fairly, in all material respects, the financial position of W. R. Grace & Co. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


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



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Baltimore, Maryland
January 29, 2003

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF W. R. GRACE & CO.

Our audits of the consolidated financial statements referred to in our report dated January 29, 2003, which was modified as to a matter raising substantial doubt about the Company's ability to continue as a going concern, appearing on page F-4 of this 2002 Annual Report on Form 10-K of W. R. Grace & Co. also included an audit of the Financial Statement Schedule listed on page F-2 in the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibit of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Baltimore, Maryland
January 29, 2003





                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-37024, 333-49083, 333-49507, 333-49509,
333-49511, 333-49513, 333-49515, 333-49703 and 333-49705) of W. R. Grace & Co.
of our report dated January 29, 2003 appearing on page F-4 of this 2002 Annual Report on Form 10-K of W. R. Grace & Co. We also consent to the incorporation by reference of our report dated January 29, 2003 relating to the Financial Statement Schedule, which appears above in this Form 10-K.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Baltimore, Maryland
March 13, 2003

CONSOLIDATED FINANCIAL STATEMENTS

=====================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS                                                   YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------
Amounts in millions, except per share amounts                                        2002        2001        2000
                                                                                  ----------  ----------  ----------
Net sales ....................................................................    $  1,817.2  $  1,723.2  $  1,597.4
Other income .................................................................          23.2        31.2        49.5
                                                                                  ----------  ----------  ----------
                                                                                     1,840.4     1,754.4     1,646.9
                                                                                  ----------  ----------  ----------

Cost of goods sold, exclusive of depreciation and amortization
      shown separately below .................................................       1,148.9     1,079.4       973.9
Selling, general and administrative expenses .................................         362.4       332.2       312.7
Research and development expenses ............................................          51.7        49.4        45.7
Depreciation and amortization ................................................          94.6        89.0        87.8
Interest expense and related financing costs .................................          20.0        37.1        28.1
Provision for environmental remediation ......................................          70.7         5.8        10.4
Provision for asbestos-related litigation, net of insurance ..................            --          --       208.0
                                                                                  ----------  ----------  ----------
                                                                                     1,748.3     1,592.9     1,666.6
                                                                                  ----------  ----------  ----------

Income (loss) before Chapter 11 expenses, income taxes, and
      minority interest ......................................................          92.1       161.5       (19.7)
Chapter 11 reorganization expenses, net ......................................         (30.1)      (15.7)         --
Provision for income taxes ...................................................         (38.0)      (63.7)      (70.0)
Minority interest in consolidated entities ...................................          (1.9)       (3.5)         --
                                                                                  ----------  ----------  ----------
      NET INCOME (LOSS) ......................................................    $     22.1  $     78.6  $    (89.7)
=====================================================================================================================

BASIC EARNINGS (LOSS) PER SHARE:
      Net income (loss) ......................................................    $     0.34  $     1.20  $    (1.34)

Weighted average number of basic shares ......................................          65.4        65.3        66.8

DILUTED EARNINGS (LOSS) PER SHARE:
      Net income (loss) ......................................................    $     0.34   $    1.20  $    (1.34)

Weighted average number of diluted shares ....................................          65.5        65.4        66.8
=====================================================================================================================


     The Notes to Consolidated Financial Statements are an integral part of these statements.

================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS                                                               YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------------------
Dollars in millions                                                                          2002          2001          2000
                                                                                           --------      --------      --------
OPERATING ACTIVITIES
Income (loss) before Chapter 11 expenses, income taxes, and minority interest ..........   $   92.1      $  161.5      $  (19.7)
Reconciliation to cash provided by operating activities:
      Depreciation and amortization ....................................................       94.6          89.0          87.8
      Interest accrued on pre-petition debt subject to compromise ......................       14.5          23.2          --
      Gain on sales of investments .....................................................       (1.2)         (7.9)        (19.0)
      Gain on disposals of assets ......................................................       (0.7)         (1.8)         (5.5)
      Provision for environmental remediation ..........................................       70.7           5.8          10.4
      Provision for asbestos-related litigation, net of insurance ......................       --            --           208.0
      Income from life insurance policies, net .........................................       (4.7)         (5.4)         (6.4)
      Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency translation:
        Decrease (increase) in working capital items ...................................       23.1         (60.9)        (28.7)
        Increase in accounts receivable due to termination of securitization program ...       --           (65.3)         --
        Expenditures for asbestos-related litigation ...................................      (13.1)       (109.6)       (281.8)
        Proceeds from asbestos-related insurance .......................................       10.8          78.8          85.6
        Expenditures for environmental remediation .....................................      (20.0)        (24.9)        (36.8)
        Expenditures for postretirement benefits .......................................      (21.5)        (22.3)        (23.0)
        Net expenditures for retained obligations of discontinued operations ...........       (5.3)        (13.1)        (34.9)
        Changes in accruals and other non-cash items ...................................       15.0           7.3         (51.4)
                                                                                           --------      --------      --------
      NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES BEFORE INCOME TAXES
      AND CHAPTER 11 REORGANIZATION EXPENSES ...........................................      254.3          54.4        (115.4)
Chapter 11 reorganization expenses paid, net ...........................................      (27.1)        (11.8)         --
Income taxes paid, net of refunds ......................................................      (31.8)        (27.9)        (28.3)
                                                                                           --------      --------      --------
      NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES .............................      195.4          14.7        (143.7)
                                                                                           --------      --------      --------

INVESTING ACTIVITIES
Capital expenditures ...................................................................      (91.1)        (62.9)        (64.8)
Businesses acquired in purchase transactions, net of cash acquired .....................      (28.5)        (84.4)        (49.0)
Investments in life insurance policies .................................................      (16.4)        (17.6)        (29.8)
Proceeds from life insurance policies ..................................................       19.4          18.0          18.7
Proceeds from sales of investments .....................................................        0.9           7.9          19.0
Proceeds from disposals of assets ......................................................        5.0           7.6          11.9
                                                                                           --------      --------      --------
      NET CASH USED FOR INVESTING ACTIVITIES ...........................................     (110.7)       (131.4)        (94.0)
                                                                                           --------      --------      --------

FINANCING ACTIVITIES
Proceeds from loans secured by cash value of life insurance, net of repayments .........       (5.1)         33.7          (5.2)
Borrowings under credit facilities, net of repayments ..................................       (3.1)         93.5         311.3
Borrowings under debtor-in-possession facility, net of fees ............................       19.0          71.5          --
Repayments of term debt ................................................................       --            --           (24.7)
Repayments of borrowings under debtor-in-possession facility ...........................      (20.0)        (75.0)         --
Exercise of stock options ..............................................................       --            --             5.8
Purchase of treasury stock .............................................................       --            (0.6)        (47.3)
                                                                                           --------      --------      --------
      NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES .............................       (9.2)        123.1         239.9
                                                                                           --------      --------      --------
Effect of currency exchange rate changes on cash and cash equivalents ..................       16.1          (6.9)        (10.1)
                                                                                           --------      --------      --------
      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................................       91.6          (0.5)         (7.9)
      CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................................      191.4         191.9         199.8
                                                                                           --------      --------      --------
      CASH AND CASH EQUIVALENTS, END OF PERIOD .........................................   $  283.0      $  191.4      $  191.9
================================================================================================================================

     The Notes to Consolidated Financial Statements are an integral part of these statements.

====================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET                                                          DECEMBER 31,
---------------------------------------------------------------------------------------------------
Amounts in millions, except par value and shares                                2002        2001
                                                                             ----------  ----------
ASSETS
CURRENT ASSETS
Cash and cash equivalents ................................................   $    283.0  $    191.4
Accounts and other receivables, net ......................................        311.3       302.1
Inventories ..............................................................        172.4       180.0
Deferred income taxes ....................................................         28.0        22.5
Asbestos-related insurance expected to be realized within one year .......         --           9.7
Other current assets .....................................................         35.7        30.2
                                                                             ----------  ----------
      TOTAL CURRENT ASSETS ...............................................        830.4       735.9

Properties and equipment, net of accumulated depreciation and
      amortization of $1,069.8 (2001 - $995.3) ...........................        620.8       589.0
Goodwill .................................................................         65.2        55.8
Cash value of life insurance policies, net of policy loans ...............         82.4        75.6
Deferred income taxes ....................................................        566.7       502.9
Asbestos-related insurance expected to be realized after one year ........        282.6       283.7
Other assets .............................................................        239.6       275.5
                                                                             ----------  ----------
      TOTAL ASSETS .......................................................   $  2,687.7  $  2,518.4
                                                                             ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
Debt payable within one year .............................................   $      3.4  $      6.3
Accounts payable .........................................................         98.2        86.3
Income taxes payable .....................................................         11.4        14.4
Other current liabilities ................................................        130.3       126.3
                                                                             ----------  ----------
      TOTAL CURRENT LIABILITIES ..........................................        243.3       233.3

Deferred income taxes ....................................................         30.5        20.8
Other liabilities ........................................................        301.3        94.5
                                                                             ----------  ----------
      TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE ........................        575.1       348.6
                                                                             ----------  ----------
LIABILITIES SUBJECT TO COMPROMISE - NOTE 2 ...............................      2,334.7     2,311.5
                                                                             ----------  ----------
      TOTAL LIABILITIES ..................................................      2,909.8     2,660.1
                                                                             ----------  ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock issued, par value $.01; 300,000,000 shares authorized;
       outstanding: 2002 - 65,466,725 (2001 - 65,399,600) ................          0.8         0.8
Paid-in capital ..........................................................        433.0       433.0
Retained earnings (accumulated deficit) ..................................       (115.7)     (137.8)
Treasury stock, at cost: shares: 2002 - 11,513,035; (2001 - 11,500,800) ..       (137.0)     (137.0)
Accumulated other comprehensive loss .....................................       (403.2)     (300.7)
                                                                             ----------  ----------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT) ...............................       (222.1)     (141.7)
                                                                             ----------  ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) ...............   $  2,687.7  $  2,518.4
====================================================================================================

     The Notes to Consolidated Financial Statements are an integral part of these statements.

====================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------------
                                     Common Stock     Retained                                    Accumulated
                                          and         Earnings        Deferred                       Other             TOTAL
                                        Paid-in     (Accumulated    Compensation     Treasury    Comprehensive      SHAREHOLDERS'
Dollars in millions                     Capital       Deficit)         Trust          Stock           Loss         EQUITY (DEFICIT)
                                     -----------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999.......    $    423.4    $   (126.7)    $        (0.6)   $   (89.1)   $         (95.9) $        111.1
Net loss ........................          --           (89.7)             --           --                 --             (89.7)
Purchase of common stock ........          --            --                --          (47.3)              --             (47.3)
Shares issued under stock plans..           9.4          --                --           --                 --               9.4
Rabbi trust activity.............           0.2          --                (0.8)        --                 --              (0.6)
Rabbi trust obligations..........          --            --                 1.4         --                 --               1.4
Other comprehensive loss.........          --            --                --           --                (55.6)          (55.6)
                                     -----------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000.......    $    433.0    $   (216.4)    $        --      $  (136.4)   $        (151.5) $        (71.3)
                                     ===============================================================================================

Net income ......................    $     --      $     78.6     $        --      $    --      $          --    $         78.6
Purchase of common stock.........          --            --                --           (0.6)              --              (0.6)
Shares issued under stock plans..           0.8          --                --           --                 --               0.8
Other comprehensive loss ........          --            --                --           --               (149.2)         (149.2)
                                     -----------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001.......    $    433.8    $   (137.8)    $        --      $  (137.0)   $        (300.7) $       (141.7)
                                     ===============================================================================================

Net income ......................    $     --      $     22.1     $        --      $    --      $         --     $         22.1
Other comprehensive loss.........          --            --                --           --               (102.5)         (102.5)
                                     -----------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002.......    $    433.8    $   (115.7)    $        --      $  (137.0)   $        (403.2) $       (222.1)
====================================================================================================================================


====================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS                                                YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------

Dollars in millions                                                                2002               2001              2000
                                                                             -------------------------------------------------------
NET INCOME (LOSS).......................................................     $      22.1         $      78.6      $     (89.7)
                                                                             -------------------------------------------------------

OTHER COMPREHENSIVE LOSS:
   Foreign currency translation adjustments.............................            45.3               (24.6)           (34.1)
   Net unrealized losses on investments, net of income taxes............            (0.1)               (0.2)           (17.7)
   Minimum pension liability adjustments, net of income taxes...........          (147.7)             (124.4)            (3.8)
                                                                             -------------------------------------------------------
Total other comprehensive loss..........................................          (102.5)             (149.2)           (55.6)
                                                                             -------------------------------------------------------
COMPREHENSIVE LOSS......................................................     $     (80.4)        $     (70.6)     $    (145.3)
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

During 2000 and the first quarter of 2001, Grace experienced several adverse developments in its asbestos-related litigation, including: a significant increase in bodily injury claims, higher than expected costs to resolve bodily injury and certain property damage claims, and class action lawsuits alleging damages from a former attic insulation product. (These claims are discussed in more detail in Note 3 to the Consolidated Financial Statements.) After a thorough review of these developments, the Board of Directors of Grace concluded on April 2, 2001 that a federal court-supervised Chapter 11 filing provided the best forum available to achieve predictability and fairness in the claims settlement process.

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

As provided by the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization for a 120-day period following the Filing Date. The

Debtors have received an extension of their exclusivity period during which to file a plan of reorganization through August 1, 2003, and an extension of the Debtors' exclusive rights to solicit acceptances of a reorganization plan through October 1, 2003.

Three creditors' committees, two representing asbestos claimants and the third representing other unsecured creditors, and a committee representing shareholders have been appointed in the Chapter 11 Cases. These committees will have the right to be heard on all matters that come before the Bankruptcy Court and, together with a legal representative of future asbestos claimants (whom Grace expects to be appointed by the Bankruptcy Court in the future), are likely to play important roles in the Chapter 11 Cases. The Debtors are required to bear certain of the committees' and the future asbestos claimants representative's costs and expenses, including those of their counsel and financial advisors.

The Debtors' Chapter 11 cases have been assigned to Judge Alfred M. Wolin, a senior federal judge who sits in Newark, New Jersey. Judge Wolin is presiding over asbestos bodily injury matters and the fraudulent conveyance litigation described below. He has assigned the Debtors' other bankruptcy matters to Judge Judith Fitzgerald, a U.S. bankruptcy judge from the Western District of Pennsylvania, sitting in Wilmington, Delaware.

At a hearing on April 22, 2002, the Bankruptcy Court entered an order establishing a bar date of March 31, 2003 for claims of general unsecured creditors, asbestos property damage claims and medical monitoring claims related to asbestos. The bar date does not apply to asbestos-related bodily injury claims or claims related to Zonolite(R) attic insulation ("ZAI"), which will be addressed separately. Grace has distributed notices and run media announcements of the bar date under a program approved by the Bankruptcy Court. Rust Consulting, the court-approved claims handling agent for the Chapter 11 Cases, is maintaining a register of all claims filed. Grace is cataloguing claims as filed and assessing their validity. At this time, it is not possible to estimate the value of all claims that will ultimately be allowed by the Bankruptcy Court, due to the uncertainties of the Chapter 11 process, the in-progress state of Grace's investigation of submitted claims, and the lack of documentation submitted in support of many claims.

In July 2002, the Bankruptcy Court approved special counsel to represent the ZAI claimants, at the Debtors' expense, in a proceeding to determine certain threshold scientific issues regarding ZAI. The court has set a litigation schedule that would result in pretrial hearings on these issues in the third quarter of 2003.

On November 29, 2002, Sealed Air Corporation ("Sealed Air") and Fresenius Medical Care AG ("Fresenius") each announced that they had reached agreements in principle with the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants to settle asbestos and fraudulent conveyance claims related to the 1998 transaction involving Grace's former packaging business and Sealed Air, and the 1996 transaction involving Grace's former medical care business and Fresenius, respectively. Under the terms of the proposed Sealed Air settlement, Sealed Air would make a payment of $512.5 million (plus interest at 5.5% per annum commencing on December 21, 2002) and nine million shares of Sealed Air common stock, valued at $335.7 million as of December 31, 2002, as directed by the Bankruptcy Court upon confirmation of Grace's plan of reorganization. Under the terms of the proposed Fresenius settlement, as subsequently revised, Fresenius would contribute $115.0 million to the Grace estate, or as otherwise directed by the Bankruptcy Court, upon confirmation of a plan of reorganization. The Sealed Air and Fresenius settlements are subject to the approval of the Bankruptcy Court. Grace is unable to predict how these settlements may ultimately affect its plan of reorganization.

Impact on Debt Capital - All of the Debtors' pre-petition debt is in default due to the Filing. The accompanying Consolidated Balance Sheet as of December 31, 2002 reflects the classification of the Debtors' pre-petition debt within "liabilities subject to compromise."

The Debtors have entered into a debtor-in-possession post-petition loan and security agreement with Bank of America, N. A. (the "DIP facility") in the aggregate amount of $250 million. The DIP facility has a term expiring on April 1, 2003 and bears interest under a formula based on the London Inter-Bank Offered Rate ("LIBOR") plus 2.00 to 2.25 percentage points depending on the level of loans outstanding. The Debtors have filed a motion with the Bankruptcy Court seeking approval to extend the term of the DIP facility for an additional three years and to modify certain other provisions.

Accounting Impact - The accompanying Consolidated Financial Statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7") "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," promulgated by the American Institute of Certified Public Accountants. SOP 90-7 requires that financial statements of debtors-in-possession be prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, the realization of certain Debtors' assets and the liquidation of certain Debtors' liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the Consolidated Financial Statements, which do not currently give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

Pursuant to SOP 90-7, Grace's pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of December 31, 2002, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments) as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation and other claims). The recorded amounts of such liabilities generally reflect accounting measurements as of the Filing Date, adjusted as warranted, for changes in facts and circumstances and/or rulings under Grace's Chapter 11 proceedings subsequent to the Filing. (See Note 2 to the Consolidated Financial Statements for detail of the liabilities subject to compromise as of December 31, 2002, and as of the Filing Date.) Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheet based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

PRINCIPLES OF CONSOLIDATION: The Consolidated Financial Statements include the accounts of the Company and entities as to which the Company exercises control over operating and financial policies. Intercompany transactions and balances are eliminated in consolidation. Investments in affiliated companies as to which the Company does not exercise control over operating and financial policies are accounted for under the equity method, unless the Company's investment is determined to be temporary, in which case the investment is accounted for under the cost method.

RECLASSIFICATIONS: Certain amounts in prior years' Consolidated Financial Statements have been reclassified to conform to the 2002 presentation.

EFFECT OF NEW ACCOUNTING STANDARDS: In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). Grace has elected to early adopt the provisions of FIN 46. The adoption of FIN 46 required Grace to consolidate Advanced Refining Technologies LLC. The impact of this consolidation was insignificant.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Grace adopted the provisions of SFAS No. 148 in December 2002. The adoption had no material impact on the Consolidated Financial Statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). The disclosure provisions of FIN 45 are effective for Grace's 2002 Consolidated Financial Statements. (See Note 14 for required disclosures.)

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 is effective for Grace in 2003 and is not expected to have a material impact on the Consolidated Financial Statements.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations." The provisions of SFAS No. 141: (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Grace adopted SFAS No. 141 in July 2001.

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

Grace adopted the provisions of SFAS No. 142 in the first quarter ended March 31, 2002. Grace has identified its reporting units as catalyst products ("Catalysts"), silica products ("Silicas"), specialty construction chemicals ("SCC"), specialty building materials ("SBM") and specialty sealants and coatings ("SSC") for purposes of measuring impairment under the provisions of SFAS No. 142. All amounts of goodwill, intangible assets, other assets, and liabilities have been appropriately classified and allocated to these reporting units. Amortization expense on goodwill for the year ended December 31, 2001 was insignificant. The adoption of SFAS No. 142 did not have a material impact on the Consolidated Financial Statements.

SFAS No. 142 requires that goodwill and certain intangible assets be tested annually for impairment. In connection with the adoption of SFAS No. 142 and as of November 30, 2002, Grace evaluated its goodwill and other intangible assets that have indefinite useful lives, with no impairment charge required.


In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires the accrual of asset retirement obligations by increasing the initial carrying amount of the related long-lived asset, and systematically expensing the cost of such obligations over the asset's useful life. The standard is effective for Grace in 2003. Grace does not expect SFAS No. 143 to have a material effect on the Consolidated Financial Statements. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," and expands the scope of discontinued operations. SFAS No. 144 was effective for Grace in 2002 and did not have a material impact on the Consolidated Financial Statements.

USE OF ESTIMATES: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities reported at the date of the Consolidated Financial Statements, and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates. Changes in estimates are recorded in the period identified. Grace's accounting measurements that are most affected by management's estimates of future events are:

o Contingent liabilities such as asbestos-related matters, environmental remediation, income taxes and retained obligations of divested businesses.

o Pension and post-retirement liabilities that depend on assumptions regarding discount rates and/or total returns on invested funds.

o Depreciation and amortization periods for long-lived assets, including property and equipment, intangible and other assets.

o Realization values of various assets such as trade receivables, inventories, insurance receivables, income taxes and goodwill.

The accuracy of these and other estimates may also be materially affected by the uncertainties arising under the Chapter 11 Cases.

CASH EQUIVALENTS: Cash equivalents consist of liquid instruments with maturities of three months or less when purchased. The recorded amounts approximate fair value.

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

GOODWILL: Goodwill arises from certain purchase business combinations. With respect to business combinations completed prior to June 30, 2001, goodwill was amortized through December 31, 2001 using the straight-line method over appropriate periods not exceeding 40 years. Grace reviews its goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The provisions of SFAS No. 141 were applied to goodwill and intangible assets acquired after June 30, 2001.

REVENUE RECOGNITION: Grace recognizes revenue when all of the following criteria are satisfied: risk of loss and title transfer to the customer; the price is fixed and determinable; and collectibility is reasonably assured. Certain customer arrangements include conditions for volume rebates. Grace accrues a rebate allowance and reduces recorded sales for anticipated selling price adjustments at the time of sale. Grace regularly reviews this rebate accrual based on actual and anticipated sales patterns.

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

FINANCIAL INSTRUMENTS: From time to time, Grace enters into interest rate swap agreements and foreign exchange forward and option contracts to manage exposure to fluctuations in interest and foreign currency exchange rates. Grace does not hold or issue derivative financial instruments for trading purposes. At December 31, 2002, Grace did not hold and had not issued any derivative financial instruments.

--------------------------------------------------------------------------------
2. CHAPTER 11 RELATED FINANCIAL INFORMATION
--------------------------------------------------------------------------------

As a result of the Filing, Grace's Consolidated Balance Sheet separately identifies the liabilities that are "subject to compromise" as a result of the Chapter 11 proceedings. In Grace's case, "liabilities subject to compromise" represent pre-petition liabilities as determined under U.S. generally accepted accounting principles. Changes to the recorded amount of such liabilities will be based on developments in the Chapter 11 Cases and management's assessment of the claim amounts that will ultimately be allowed by the Bankruptcy Court. Changes to pre-petition liabilities subsequent to the Filing Date reflect: 1) cash payments under approved court orders; 2) the accrual of interest on pre-petition debt at the pre-petition contractual rate; 3) accruals for employee-related programs; and 4) changes in estimates related to pre-petition contingent liabilities and assets.

Components of liabilities subject to compromise are as follows:

==================================================================
                                                        Filing
                        DECEMBER 31,    December 31,     Date
(Dollars in millions)       2002            2001      (Unaudited)
==================================================================

Debt, pre-petition
  plus accrued
  interest ............ $    538.8      $  524.5     $    511.5
Asbestos-related
  liability ...........      973.2         996.3        1,002.8
Income taxes ..........      227.8         216.6          210.1
Environmental
  remediation .........      201.1         153.1          164.8
Postretirement
 benefits other than
 pensions .............      147.2         169.1          185.4
Special pension
  arrangements ........       74.9          72.5           70.8
Retained obligations
  of divested
  business ............       55.3          80.5           75.5
Accounts
 payable ..............       32.4          31.7           43.0
Other accrued
  liabilities .........       84.0          67.2          102.1
                        ------------------------------------------
                        $  2,334.7      $2,311.5     $  2,366.0
==================================================================

Set forth below is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through December 31, 2002.

================================================================================
                                                               Cumulative Since
(Dollars in millions) (Unaudited)                                  Filing
================================================================================
Balance, Filing Date......................................     $   2,366.0
Cash disbursements and/or reclassifications under
   Bankruptcy Court orders:
   Freight and distribution order.........................            (5.7)
   Trade accounts payable order...........................            (9.1)
Other court orders including employee wages and benefits,
   sales and use tax and customer programs................          (145.1)

Expense/(income) items:
   Interest on pre-petition debt..........................            35.5
   Current period employment-related accruals.............            14.7
   Change in estimate of environmental contingencies......            76.5
   Change in estimate of income tax contingencies.........            20.5
Balance sheet reclassifications...........................           (18.6)
                                                               -----------------
Balance, end of period....................................     $   2,334.7
================================================================================

Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

The Debtors recorded Chapter 11 reorganization expenses for 2002 consisting of:

================================================================================
(Dollars in millions)                                     2002        2001
================================================================================

Legal and financial advisory fees..................  $     30.6    $   16.6
Interest income....................................        (0.5)       (0.9)
                                                     ---------------------------
Chapter 11 reorganization expenses, net............  $     30.1    $   15.7
================================================================================

Pursuant to SOP 90-7, interest income earned on the Debtors' cash balances must be offset against reorganization expenses.

Condensed financial information of the Debtors subsequent to the Filing Date is presented below:

=========================================================================
W. R. GRACE & CO. - CHAPTER 11 FILING        JANUARY 1,       APRIL 2,
ENTITIES                                       2002             2001
DEBTOR-IN-POSSESSION STATEMENT OF               TO                TO
OPERATIONS (UNAUDITED) DOLLARS IN           DECEMBER 31,     DECEMBER 31,
MILLIONS                                       2002             2001
=========================================================================
Net sales, including intercompany ......... $    985.2       $  768.7
Other income ..............................       61.3           38.5
                                            -----------------------------
                                               1,046.5          807.2
                                            -----------------------------
Cost of goods, including intercompany,
   exclusive of depreciation and
   amortization shown separately below ....      632.1          480.0
Selling, general and administrative
   expenses ...............................      236.4          153.6
Research and development expenses .........       41.2           30.6
Depreciation and amortization .............       60.7           43.4
Interest expense and related financing
   costs ..................................       19.4           26.9
Provision for environmental remediation ...       70.7            5.8
                                            -----------------------------
                                               1,060.5          740.3
                                            -----------------------------
Income before Chapter 11 reorganization
   expenses, income taxes, and equity
   in net income of non-filing entities ...      (14.0)          66.9
Chapter 11 reorganization expenses, net ...      (30.1)         (12.7)
Provision for income taxes ................       (3.3)         (35.5)
Equity in net income of non-filing
   entities ...............................       69.5           45.2
                                            -----------------------------
   NET INCOME ............................. $     22.1       $   63.9
=========================================================================



=============================================================================
W. R. GRACE & CO. - CHAPTER 11 FILING            JANUARY 1,       APRIL 2,
ENTITIES                                           2002             2001
DEBTOR-IN-POSSESSION STATEMENT OF                   TO                TO
OPERATIONS (UNAUDITED) DOLLARS IN               DECEMBER 31,     DECEMBER 31,
MILLIONS                                           2002             2001
=============================================================================
OPERATING ACTIVITIES
Net income.................................     $     22.1       $   63.9
Reconciliation to net cash provided by
   operating activities:
Non-cash items, net........................           71.8           67.1
Increase in accounts receivable due to
   termination of securitization program ..           --            (98.4)
Decrease in subordinated interest of
   accounts receivable sold................           --             33.1
Changes in other assets and liabilities,
   excluding the effect of businesses
   acquired/divested.......................           18.2           --
                                               -------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES..          112.1           65.7


NET CASH USED FOR INVESTING ACTIVITIES.....          (66.0)         (20.0)


NET CASH USED FOR FINANCING ACTIVITIES.....          (27.3)         (16.3)
                                               -------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS..           18.8           29.4

Cash and cash equivalents, beginning of
   period..................................           38.0            8.6
                                               -------------------------------
Cash and cash equivalents, end of period...       $   56.8       $   38.0
==============================================================================

======================================================================
W. R. GRACE & CO. - CHAPTER 11 FILING
ENTITIES
DEBTOR-IN-POSSESSION BALANCE SHEET          DECEMBER 31,  DECEMBER 31,
(UNAUDITED) DOLLARS IN MILLIONS                 2002           2001
======================================================================
ASSETS
CURRENT ASSETS
Cash and cash equivalents ............      $   56.8      $     38.0
Notes and accounts receivable, net ...         115.0           128.2
Receivables from non-filing entities,
   net ...............................          41.3            33.8
Inventories ..........................          70.5            89.5
Other current assets..................          53.0            78.6
                                            --------------------------
   TOTAL CURRENT ASSETS ..............         336.6           368.1

Properties and equipment, net.........         389.7           384.9
Cash value of life insurance policies,
   net of policy loans................          82.4            75.6
Deferred income taxes ................         567.0           502.6
Asbestos-related insurance expected to
   be realized after one year.........         282.6           283.7
Loans receivable from non-filing
   entities, net .....................         444.4           388.0
Investment in non-filing entities ....         241.4           153.5
Other assets .........................          97.4           156.8
                                            --------------------------
   TOTAL ASSETS ......................      $2,441.5      $  2,313.2
======================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
   (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
Current liabilities ..................      $   99.3      $     94.5
Debt payable after one year ..........          --               1.6
Other liabilities ....................         229.6            47.3
                                            --------------------------
   TOTAL LIABILITIES NOT SUBJECT TO
   COMPROMISE.........................         328.9           143.4

LIABILITIES SUBJECT TO COMPROMISE ....       2,334.7         2,311.5
                                            --------------------------
   TOTAL LIABILITIES..................       2,663.6         2,454.9

   SHAREHOLDERS' EQUITY (DEFICIT) ....        (222.1)         (141.7)
                                            --------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY (DEFICIT) ...............      $2,441.5      $  2,313.2
======================================================================

In addition to Grace's financial reporting obligations as prescribed by the U.S. Securities and Exchange Commission ("SEC"), the Debtors are also required, under the rules and regulations of the Bankruptcy Code, to periodically file certain statements and schedules and a monthly operating report with the Bankruptcy Court. This information is available to the public through the Bankruptcy Court. This information is prepared in a format that may not be comparable to information in Grace's quarterly and annual financial statements as filed with the SEC. The monthly operating reports are not audited, do not purport to represent the financial position or results of operations of Grace on a consolidated basis and should not be relied on for such purposes.

--------------------------------------------------------------------------------
3. ASBESTOS-RELATED LITIGATION
--------------------------------------------------------------------------------

Grace is a defendant in property damage and bodily injury lawsuits relating to previously sold asbestos-containing products. On April 2, 2001, Grace filed voluntary petitions for reorganization under Chapter 11 to use the court-supervised reorganization process to develop and implement a plan for addressing pending and future asbestos-related claims. (See Note 1 for further discussion.)

As of the Filing Date, Grace was a defendant in 65,656 asbestos-related lawsuits, 17 involving claims for property damage (one of which has since been dismissed), and the remainder involving 129,191 claims for bodily injury. Due to the Filing, holders of asbestos-related claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. Additional asbestos-related claims are expected to be filed as part of the Chapter 11 claims process. Separate creditors' committees representing the interests of property damage and bodily injury claimants have been appointed in the Chapter 11 Cases. Grace's obligations with respect to present and future claims will be determined through proceedings in the Bankruptcy Court and negotiations with each of the official committees appointed in the Chapter 11 Cases, and a legal representative of future asbestos claimants, which are expected to provide the basis for a plan of reorganization.

PROPERTY DAMAGE LITIGATION

The plaintiffs in asbestos property damage lawsuits generally seek to have the defendants absorb the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. Each property damage case is unique in that the age, type, size and use of the building, and the difficulty of asbestos abatement, if necessary, vary from structure to structure. Information regarding product identification, the amount of product in the building, the age, type, size and use of the building, the jurisdictional history of prior cases and the court in which the case is pending has provided meaningful guidance as to the range of potential costs. Grace has recorded an accrual for all outstanding property damage cases for which sufficient information is available to form a reasonable estimate of such exposure. (See "Asbestos-Related Liability" below.)

Through December 31, 2002, out of 380 asbestos property damage cases filed, 140 were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in eight cases (one of which is on appeal) for a total of $86.1 million; 207 property damage cases were settled for a total of $696.8 million; and 16 cases remain outstanding (including the one on appeal). Of the 16 remaining cases, eight relate to ZAI and eight relate to a number of former asbestos-containing products (two of which also involve ZAI). Additional asbestos property damage claims (other than claims with respect to ZAI) are to be filed as part of the Chapter 11 claims process and are subject to the March 31, 2003 bar date established by the Bankruptcy Court.

The ZAI cases were filed as class action lawsuits in 2000 and 2001 on behalf of owners of homes containing ZAI. These cases seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. The plaintiffs assert that this product is in millions of homes throughout the U.S. and that the cost of removal could be several thousand dollars per home. As a result of the Filing, these cases have been transferred to the U.S. Bankruptcy Court. While Grace has not completed its investigation of the claims described in these lawsuits, testing and analysis of this product by Grace and others supports Grace's belief that the product was and continues to be safe for its intended purpose and poses little or no threat to human health. At this time, Grace is not able to assess the extent of any possible liability related to this matter. In July 2002, the Bankruptcy Court approved special counsel to represent the ZAI claimants, at the Debtors' expense, in a proceeding to determine certain threshold scientific issues regarding ZAI. The court has set a litigation schedule that would result in pretrial hearings on these issues in the third quarter of 2003.

BODILY INJURY LITIGATION

Asbestos bodily injury claims are generally similar to each other (differing primarily in the type of asbestos-related illness allegedly suffered by the plaintiff). However, Grace's estimated liability for such claims has been influenced by numerous variables, including the solvency of other former asbestos producers, cross-claims by co-defendants, the rate at which new claims are filed, the jurisdiction in which the claims are filed, and the defense and disposition costs associated with these claims. Grace's bodily injury liability reflects management's estimate, as of the Filing Date, of the number and ultimate cost of present and future bodily injury claims expected to be asserted against Grace given demographic assumptions of possible exposure to asbestos containing products previously manufactured by Grace.

Through the Filing Date, 16,354 asbestos bodily injury lawsuits involving approximately 35,720 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 55,489 lawsuits involving approximately 163,698 claims were disposed of (through settlement and judgments) for a total of $645.6 million. (See "Asbestos-Related Liability" below.)

ASBESTOS-RELATED LIABILITY

Asbestos-related litigation is stayed by the Chapter 11 Cases. Ongoing costs are generally limited to claims administration costs and to defense costs incurred in connection with litigation permitted by the Bankruptcy Court. Any other adjustments to the recorded liability is based on developments in the Chapter 11 Cases. For periods prior to and as of the Filing Date, Grace's estimated property damage and bodily injury liabilities were based on its experience with, and recent trends in, asbestos litigation. Its recorded liabilities covered indemnity and defense costs for pending property damage cases and for pending and projected future bodily injury claims. However, due to the Filing and the uncertainties of asbestos-related litigation, actual amounts could differ materially from the recorded liability. Since the Filing, Grace is aware that bodily injury claims have continued to be filed against co-defendant companies, and at higher than historical rates. Grace believes that had it not filed for Chapter 11 reorganization, it likely would have received thousands more claims than it had previously projected.

The total asbestos-related liability balances as of December 31, 2002 and 2001 were $973.2 million and $996.3 million, respectively. The decrease in the liability is primarily due to the payment of normal post-Filing administrative costs relating to claims management. The remaining decrease is due to the satisfaction of pre-petition settlements through draws on letters of credit securing such settlements. These draws were reclassified to "other accrued liabilities" in "liabilities subject to compromise" as payables to the issuing banks. The recorded asbestos-related liability is included in "liabilities subject to compromise."

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

The asbestos-related insurance asset represents amounts expected to be received from carriers under settlement agreements for defense and disposition costs to be paid by Grace. Estimated insurance reimbursements are based on the recorded amount of the asbestos-related liability and are only collectible as liabilities are satisfied. In the event that Grace's ultimate asbestos-related liability is determined to exceed recorded amounts, insurance exists to cover a portion of such incremental liability, but generally in a lower proportion than the currently recorded insurance receivable bears to the currently recorded liability.

Activity in the asbestos-related insurance receivable during 2002 and 2001 was as follows:

================================================================================
ESTIMATED INSURANCE RECOVERY ON ASBESTOS-RELATED
LIABILITIES
(Dollars in millions)                                    2002           2001
--------------------------------------------------------------------------------
INSURANCE RECEIVABLE
Asbestos-related insurance receivable,
   beginning of year ...........................     $  293.4        $ 369.3
Proceeds received under asbestos-related
   insurance settlements .......................        (10.8)         (75.9)
--------------------------------------------------------------------------------
Asbestos-related insurance receivable, end of
   year ........................................        282.6          293.4
--------------------------------------------------------------------------------
Expected to be realized within one year ........         --             (9.7)
--------------------------------------------------------------------------------
Expected to be realized after one year .........     $  282.6       $  283.7
================================================================================

--------------------------------------------------------------------------------
4. INCOME TAXES
--------------------------------------------------------------------------------

The components of income (loss) from consolidated operations before income taxes and the related provision for income taxes for 2002, 2001, and 2000 are as follows:

================================================================================
INCOME TAXES - CONSOLIDATED
OPERATIONS (Dollars in millions)         2002         2001           2000
--------------------------------------------------------------------------------
Income (loss) before income taxes:
   Domestic......................    $    (44.6)  $     67.1    $    (94.7)
   Foreign.......................         104.7         75.2          75.0
                                     -------------------------------------------
                                     $     60.1   $    142.3    $    (19.7)
                                     ===========================================
(Provision) benefit for income taxes:
   Federal - current.............    $      8.1   $     (7.7)   $    (66.2)
   Federal - deferred............         (11.0)       (27.5)         39.4
   State and local - current.....          (1.0)        (3.2)        (20.0)
   Foreign - current.............         (27.6)       (22.2)        (21.8)
   Foreign - deferred............          (6.5)        (3.1)         (1.4)
                                     -------------------------------------------
                                     $    (38.0)  $    (63.7)   $    (70.0)
================================================================================

At December 31, 2002 and 2001, the tax attributes in the Consolidated Balance Sheet giving rise to deferred tax assets and liabilities consisted of the following items:

================================================================================
DEFERRED TAX ANALYSIS
(Dollars in millions)                                 2002           2001
--------------------------------------------------------------------------------
Liability for asbestos-related litigation.....   $     340.6    $     348.7
Net operating loss/tax credit
   carryforwards..............................         155.1          155.9
Deferred state taxes..........................         117.7          105.3
Liability for environmental remediation.......          70.4           53.6
Other post-retirement benefits................          51.5           59.2
Deferred charges..............................          46.1           50.2
Reserves and allowances.......................          27.1           38.2
Research and development......................          35.0           40.0
Pension liabilities...........................         172.6           84.8
Foreign loss/credit carryforwards.............          14.8           23.3
Other.........................................          12.4            9.9
--------------------------------------------------------------------------------
Total deferred tax assets.....................   $   1,043.3    $     969.1
--------------------------------------------------------------------------------
Asbestos-related insurance receivable.........        (103.6)        (106.9)
Pension assets................................         (91.7)         (85.8)
Properties and equipment......................         (71.7)         (56.3)
Other.........................................         (60.4)         (58.3)
--------------------------------------------------------------------------------
Total deferred tax liabilities................        (327.4)        (307.3)
--------------------------------------------------------------------------------
Valuation allowance ..........................        (152.5)        (158.0)
--------------------------------------------------------------------------------
Net deferred tax assets.......................   $     563.4    $     503.8
================================================================================

The valuation allowance shown above arises from uncertainty as to the realization of certain deferred tax assets, primarily foreign tax credit carryforwards and state and local net operating loss carryforwards. Based upon anticipated future results, Grace has concluded that it is more likely than not that the balance of the net deferred tax assets, after consideration of the valuation allowance, will be realized. Because of the nature of the items that make up this balance, the realization period is likely to extend over a number of years.

At December 31, 2002, there were $307.8 million of net operating loss carryforwards, representing deferred tax assets of $107.7 million, with expiration dates through 2022; $6.2 million of foreign tax credit carryforwards with expiration dates through 2006; $6.6 million of general business credit carryforwards with expiration dates through 2011; and $34.6 million of alternative minimum tax credit carryforwards with no expiration dates.

The differences between the (provision) benefit for income taxes at the federal income tax rate of 35% and Grace's overall income tax provision are summarized as follows:

================================================================================
INCOME TAX (PROVISION) BENEFIT
ANALYSIS   (Dollars in millions)                2002        2001        2000
--------------------------------------------------------------------------------
Tax (provision) benefit at federal
   corporate rate......................      $  (21.0)   $  (49.8)    $   6.9
Change in provision resulting from:
Nontaxable income/non-deductible
   expenses............................          (1.0)       (1.6)       (1.6)
State and local income taxes, net of
   federal income tax benefit..........          (0.7)       (1.7)       (1.8)

Federal and foreign taxes on foreign
   operations..........................           1.6         1.3         1.5
Chapter 11 reorganization expenses
   (non-deductible)....................         (10.5)       (5.5)       --
Tax and interest relating to tax
   deductibility of interest on COLI
   policy loans (See note 14)..........          (6.4)       (6.4)      (75.0)
                                             -----------------------------------
Income tax provision from continuing
   operations..........................      $  (38.0)   $  (63.7)    $ (70.0)
================================================================================

Federal, state, local and foreign taxes have not been accrued on approximately $316.5 million of undistributed earnings of certain foreign subsidiaries, as such earnings are expected to be retained indefinitely by such subsidiaries for reinvestment. The distribution of these earnings would result in additional foreign withholding taxes of approximately $22.5 million and additional federal income taxes to the extent they are not offset by foreign tax credits. It is not practicable to estimate the total tax liability that would be incurred upon such a distribution.

--------------------------------------------------------------------------------
5. ACQUISITIONS AND JOINT VENTURES
--------------------------------------------------------------------------------

In 2002, Grace completed three business combinations for a total cash cost of $28.5 million as follows:

o In January 2002, Grace, through its Swedish subsidiary, acquired the catalyst manufacturing assets of Borealis A/S.

o In March 2002, Grace acquired the assets of Addiment, Incorporated, a leading supplier of specialty chemicals to the concrete paver and masonry industries in the U.S. and Canada.

o In August 2002, Advanced Refining Technologies LLC ("ART"), a joint venture between Grace and Chevron Products Company ("Chevron"), acquired an exclusive license for the hydroprocessing catalyst technology of Japan Energy Corporation and its subsidiary Orient Catalyst Company.

Goodwill recognized in those transactions amounted to $3.8 million, which was assigned to the Davison Chemicals and Performance Chemicals segments in the amounts of $0.9 million and $2.9 million, respectively.

In 2001, Grace completed three business combinations for a total cash cost of $84.4 million as follows:

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

On March 1, 2001, Grace and Chevron formed ART to develop and market hydroprocessing catalysts globally. ART conducts business through two distribution companies and one operating company. ART has agreements with both Grace and Chevron under which each provides certain administrative and research and development services to ART. Although structured as a joint venture with shared governance, Grace is the primary manufacturer of ART products, Grace appoints the Chief Operating Officer and Grace is entitled to 55% of the economic benefits and assumes 55% of the economic risks. Accordingly, ART is consolidated for Grace's financial reporting purposes.

--------------------------------------------------------------------------------
6. OTHER INCOME
--------------------------------------------------------------------------------

Components of other income are as follows:

================================================================================
OTHER INCOME
(Dollars in millions)                 2002             2001           2000
--------------------------------------------------------------------------------
Investment income............     $      4.7      $      5.4     $      6.4
Interest income..............            3.9             4.6            9.7
Gain on sale of investments..            1.2             7.9           19.0
Net gain on dispositions of
   assets....................            0.7             1.8            5.5
Tolling revenue..............            3.1             3.1            1.2
Equity in net income of
   affiliates................            0.7             0.4            0.6
Other miscellaneous income ..            8.9             8.0            7.1
--------------------------------------------------------------------------------
Total other income...........     $     23.2      $     31.2     $     49.5
================================================================================

--------------------------------------------------------------------------------
7. GOODWILL AND OTHER INTANGIBLE ASSETS
--------------------------------------------------------------------------------

Grace adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002 and ceased the amortization of goodwill. The pro forma impact on pre-tax income and earnings per share was immaterial. SFAS No. 142 requires that goodwill and indefinite life intangible assets be tested for impairment on an annual basis. For the purpose of measuring impairment under the provisions of SFAS No. 142, Grace has identified its reporting units as Catalysts and Silicas (Davison Chemicals) and SCC, SBM and SSC (Performance Chemicals). In connection with the adoption of SFAS No. 142 and as of November 30, 2002, Grace evaluated its goodwill and other intangible assets that have indefinite useful lives, with no impairment charge required.

At December 31, 2002 and December 31, 2001, Grace had goodwill balances of $65.2 million and $55.8 million, respectively. The carrying amount of goodwill attributable to each reporting unit and the changes in those balances during the year ended December 31, 2002 are as follows:

================================================================================
                                          Davison       Performance      Total
(Dollars in millions)                    Chemicals       Chemicals       Grace
================================================================================
Balance as of December 31, 2001 ...      $   12.5         $   43.3     $   55.8
Goodwill acquired during the year..           0.9              2.9          3.8
Reclass of other intangible
   assets..........................           1.7             (1.2)         0.5
Foreign currency translation
   adjustment......................           1.9              3.2          5.1
                                         ---------------------------------------
Balance as of December 31, 2002 ...      $   17.0         $   48.2     $   65.2
================================================================================

Grace's book value of other intangible assets at December 31, 2002 and December 31, 2001 was $63.3 million and $57.5 million, respectively, including unamortizable intangible assets (primarily trademarks) of $6.9 million and $5.8 million, respectively. The composition of the remaining net amortizable intangible assets of $56.4 million and $51.7 million as of December 31, 2002 and December 31, 2001, respectively, was as follows:

================================================================================
(Dollars in millions)                         As of December 31, 2002
================================================================================
                                  Gross Carrying           Accumulated
                                      Amount               Amortization
                                  ----------------------------------------------
Technology ...................    $     34.6                $    4.6
Patents.......................          15.3                    13.6
Customer lists................          24.1                     3.3
Other.........................           5.0                     1.1
                                  ----------------------------------------------
Total.........................    $     79.0                $   22.6
================================================================================

================================================================================
(Dollars in millions)                         As of December 31, 2001
================================================================================
                                  Gross Carrying           Accumulated
                                      Amount               Amortization
                                  ----------------------------------------------
Technology ...................    $     29.9                $     1.7
Patents.......................          15.3                     12.2
Customer lists................          20.0                      1.0
Other.........................           1.8                      0.4
                                  ----------------------------------------------
Total.........................    $     67.0                $    15.3
================================================================================

At December 31, 2002, estimated future annual amortization expenses were (dollars in millions):

==========================================================================
ESTIMATED AMORTIZATION EXPENSE
--------------------------------------------------------------------------
    2003...........................................     $      6.1
    2004...........................................            4.9
    2005...........................................            4.7
    2006...........................................            4.6
    2007...........................................            4.4
==========================================================================

--------------------------------------------------------------------------------
8. COMPREHENSIVE LOSS
--------------------------------------------------------------------------------

The tables below present the pre-tax, tax and after tax components of Grace's other comprehensive loss for the years ended December 31, 2002, 2001 and 2000:

================================================================================
YEAR ENDED                                                           AFTER
DECEMBER 31, 2002                       Pre-Tax         Tax           TAX
(Dollars in millions)                    Amount       Benefit        AMOUNT
--------------------------------------------------------------------------------
Change in unrealized appreciation
   during the year................     $   (0.1)     $     --      $     (0.1)
Minimum pension liability
   adjustments ...................       (227.2)         79.5          (147.7)
Foreign currency translation
   adjustments....................         45.3            --            45.3
                                       -----------------------------------------
Other comprehensive loss..........     $ (182.0)     $   79.5      $   (102.5)
================================================================================

================================================================================
YEAR ENDED                                               Tax           After
DECEMBER 31, 2001                         Pre-Tax      (Expense)        Tax
(Dollars in millions)                      Amount       Benefit       Amount
--------------------------------------------------------------------------------
Change in unrealized appreciation
   during the year................     $     (0.4)   $      0.2    $     (0.2)
Minimum pension liability
   adjustments ...................         (191.4)         67.0        (124.4)
Foreign currency translation
   adjustments....................          (24.6)         --           (24.6)
                                       -----------------------------------------
Other comprehensive loss..........     $   (216.4)   $     67.2    $   (149.2)
================================================================================

================================================================================
YEAR ENDED                                               Tax          After
DECEMBER 31, 2000                         Pre-Tax      (Expense)       Tax
(Dollars in millions)                      Amount       Benefit       Amount
--------------------------------------------------------------------------------
Change in unrealized appreciation
   during the year................     $    (27.0)   $      9.3    $    (17.7)
Minimum pension liability
   adjustments ...................           (2.2)         (1.6)         (3.8)
Foreign currency translation
   adjustments....................          (34.1)         --           (34.1)
                                       -----------------------------------------
Other comprehensive loss..........     $    (63.3)   $      7.7    $    (55.6)
================================================================================

The decline in value of the U.S. and global equity markets, coupled with a decline in interest rates, during 2002 and 2001 created a shortfall between the accounting measurement of Grace's obligations under certain of its qualified pension plans for U.S. employees and the market value of dedicated pension assets. This condition required Grace to record a minimum pension liability for these plans equal to the funding shortfall and to offset related deferred costs against shareholders' equity (deficit) at December 31, 2002 and 2001. (See Note 18.)

================================================================================
COMPOSITION OF ACCUMULATED OTHER COMPREHENSIVE LOSS
(Dollars in millions)                                    2002          2001
--------------------------------------------------------------------------------
Foreign currency translation....................    $    (119.5)    $  (164.8)
Minimum pension liability.......................         (283.7)       (136.0)
Securities available for sale...................           --             0.1
                                                    ----------------------------
Accumulated other comprehensive loss............    $    (403.2)    $  (300.7)
================================================================================

--------------------------------------------------------------------------------
9. OTHER BALANCE SHEET ACCOUNTS
--------------------------------------------------------------------------------

================================================================================
(Dollars in millions)                                    2002          2001
--------------------------------------------------------------------------------
ACCOUNTS AND OTHER RECEIVABLES, NET
Trade receivables, less allowance of $3.7
   (2001 - $5.7)................................    $     297.3     $   276.4
Other receivables, less allowances of $1.7
   (2001 - $1.9)................................           14.0          25.7
                                                    ----------------------------
                                                    $     311.3     $   302.1
================================================================================
INVENTORIES (1)
Raw materials ..................................    $      39.2     $    39.2
In process .....................................           30.3          27.6
Finished products ..............................          109.6         113.3
General merchandise ............................           26.8          25.8
Less:  Adjustment of certain inventories to a
   last-in/first-out (LIFO) basis(2) ...........          (33.5)        (25.9)
                                                    ----------------------------
                                                    $     172.4     $   180.0
================================================================================

(1) Inventories valued at LIFO cost comprised 48.5% of total inventories at December 31, 2002 and 51.9% at December 31, 2001

(2) During 2002, a reduction in U.S. LIFO inventory levels resulted in product valued at costs pertaining to prior years being reflected in 2002 cost of sales. This so-called LIFO liquidation had the effect of increasing pre-tax income for the Davison segment and Grace by $0.5 million.

================================================================================
OTHER ASSETS
Deferred pension costs..........................    $     104.2     $     143.3
Deferred charges ...............................           38.3            44.9
Long-term receivables, less allowances of $0.8
   (2001 - $0.6) ...............................            2.0             2.8
Investments in unconsolidated affiliates........            0.4             3.0
Patents, licenses and other intangible assets,
    net ........................................           63.3            57.5
Pension-unamortized prior service cost ........            26.4            19.7
Other assets ...................................            5.0             4.3
                                                    ----------------------------
                                                    $     239.6     $     275.5
================================================================================
OTHER CURRENT LIABILITIES
Accrued compensation ...........................    $      40.0     $      39.4
Accrued interest ...............................            6.4             4.8
Deferred tax liability .........................            0.8             0.8
Customer volume rebates ........................           21.2            19.2
Accrued commissions ............................            6.0             6.1
Accrued reorganization fees ....................            9.4             6.4
Other accrued liabilities ......................           46.5            49.6
                                                    ----------------------------
                                                    $     130.3     $     126.3
================================================================================
OTHER LIABILITIES
Pension-underfunded plans ......................    $     295.1     $      85.8
Other accrued liabilities ......................            6.2             8.7
                                                    ----------------------------
                                                    $     301.3     $      94.5
================================================================================

--------------------------------------------------------------------------------
10. PROPERTIES AND EQUIPMENT
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
PROPERTIES AND EQUIPMENT
(Dollars in millions)                                  2002           2001
--------------------------------------------------------------------------------
Land...........................................    $      20.5    $      17.7
Buildings......................................          367.2          335.1
Information technology and equipment...........           99.8          104.4
Machinery, equipment and other.................        1,137.0        1,076.0
Projects under construction....................           66.2           51.1
                                                   -----------------------------
Properties and equipment, gross................        1,690.7        1,584.3
Accumulated depreciation and amortization......       (1,069.9)        (995.3)
                                                   -----------------------------
Properties and equipment, net..................    $     620.8    $     589.0
================================================================================

Interest costs are capitalized for significant, extended construction projects. The amounts were insignificant for the periods presented. Depreciation and lease amortization expense relating to properties and equipment amounted to $89.6 million in 2002, $84.0 million in 2001 and $84.6 million in 2000. Grace's rental expense for operating leases amounted to $15.1 million in 2002, $14.2 million in 2001 and $14.2 million in 2000. (See Note 14 for information regarding contingent rentals.)

At December 31, 2002, minimum future payments for operating leases were (dollars in millions):

================================================================================
MINIMUM FUTURE PAYMENTS UNDER OPERATING LEASES
--------------------------------------------------------------------------------
    2003....................................................    $     16.0
    2004....................................................          13.5
    2005....................................................          11.7
    2006....................................................           7.8
    2007....................................................           6.5
    Thereafter..............................................          12.0
================================================================================
    Total minimum lease payments............................    $     67.5
================================================================================

The above minimum lease payments are net of anticipated sublease income of $1.6 million in 2003, $1.5 million in 2004, $1.4 million in 2005, $1.4 million in 2006 and $1.3 million in 2007.

--------------------------------------------------------------------------------
11. LIFE INSURANCE
--------------------------------------------------------------------------------

Grace is the beneficiary of life insurance policies on certain current and former employees with a net cash surrender value of $82.4 million and $75.6 million at December 31, 2002 and 2001, respectively. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years. The following table summarizes activity in these policies for 2002, 2001 and 2000:


================================================================================
LIFE INSURANCE - ACTIVITY SUMMARY
(Dollars in millions)                    2002          2001            2000
--------------------------------------------------------------------------------
Earnings on policy assets........    $    39.4     $    40.3       $    36.8
Interest on policy loans.........        (34.7)        (34.9)          (30.4)
Premiums.........................          2.4           2.5             2.5
Proceeds from policy loans.......         --           (48.7)           --
Policy loan repayments...........          5.1          15.0             5.2
Net investing activity...........         (5.4)         (2.9)            8.6
                                     -------------------------------------------
Change in net cash value.........    $     6.8     $   (28.7)      $    22.7
                                     ===========================================
Gross cash value.................    $   471.3     $   477.5       $   452.4
Principal - policy loans.........       (365.4)       (377.6)         (325.8)
Accrued interest - policy loans .        (23.5)        (24.3)          (22.3)
                                     -------------------------------------------
Net cash value...................    $    82.4     $    75.6       $   104.3
================================================================================
Insurance benefits in force......    $ 2,240.8     $ 2,291.0       $ 2,286.0
================================================================================
Tax-free proceeds received.......    $    19.4     $    18.0       $    18.7
================================================================================

Grace's financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

--------------------------------------------------------------------------------
12. DEBT
--------------------------------------------------------------------------------

================================================================================
COMPONENTS OF DEBT
(Dollars in millions)                             2002             2001
--------------------------------------------------------------------------------
DEBT PAYABLE WITHIN ONE YEAR
Other short-term borrowings (1)..............   $    3.4         $    6.3
                                                --------------------------------
                                                $    3.4         $    6.3
                                                ================================
DEBT PAYABLE AFTER ONE YEAR
DIP facility (2).............................   $   --           $   --

DEBT SUBJECT TO COMPROMISE
Bank borrowings (3)..........................   $  500.0         $  500.0
Other borrowings (4).........................        1.0              1.3
Accrued interest (5).........................       37.8             23.2
                                                --------------------------------
                                                $  538.8         $  524.5
                                                ================================
Full-year weighted average interest rates on
   total debt (6)............................        2.8%             5.8%
================================================================================

(1) Represents borrowings under various lines of credit and other miscellaneous borrowings, primarily of non-U.S. subsidiaries.

(2) In 2001, the Debtors entered into a debtor-in-possession post-petition loan and security agreement with Bank of America, N.A. (the "DIP facility") in the aggregate amount of $250 million. The DIP facility has a term of two years, is secured by priority liens on substantially all assets of the Debtors, and bears interest based on LIBOR plus 2.00 to 2.25 percentage points. As of December 31, 2002, the Debtors had no outstanding borrowings under the DIP facility. However, $13.7 million of standby letters of credit were issued and outstanding under the facility as of December 31, 2002, which were issued mainly for trade-related matters such as performance bonds, as well as certain insurance and environmental matters. The outstanding amount of standby letters of credit issued under the DIP facility reduces the borrowing availability by a corresponding amount. Under the DIP facility, the Debtors are required to maintain $50 million of liquidity, a combination of cash, cash equivalents and the cash value of life insurance policies. As of December 31, 2002, the cash value of life insurance policies exceeds the $50 million requirement.

(3) Under bank revolving credit agreements in effect prior to the Filing, Grace could borrow up to $500 million at interest rates based upon the prevailing prime, federal funds and/or Eurodollar rates. Of that amount, $250 million was available under short-term facilities expiring in May 2001, and $250 million was available under a long-term facility expiring in May 2003. As a result of the Filing,

    Grace was in default under the bank revolving credit agreements, and accordingly, the balance as of the Filing Date was reclassified to debt subject to compromise in the Consolidated Balance Sheet.

(4) Miscellaneous borrowings primarily consisting of U.S. mortgages.

(5) Grace is continuing to accrue interest expense on its pre-petition debt at the pre-petition contractual rate of LIBOR plus 100 basis points.

(6) Computation excludes interest expense and financing costs related to Grace's receivables securitization program, which was terminated in May 2001.

The Debtors have filed a motion with the Bankruptcy Court seeking approval to extend the term of the DIP facility for an additional three years and to modify certain other provisions.

Interest payments amounted to $1.1 million in 2002, $9.5 million in 2001 and $23.7 million in 2000.

--------------------------------------------------------------------------------
13. FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

DEBT AND INTEREST RATE SWAP AGREEMENTS

Grace was not a party to any financial derivative instruments at December 31, 2002 and December 31, 2001.

FAIR VALUE OF DEBT AND OTHER FINANCIAL INSTRUMENTS

At December 31, 2002, the fair value of Grace's debt payable within one year not subject to compromise approximated the recorded value of $3.4 million. Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. At December 31, 2002, the recorded values of other financial instruments such as cash, short-term investments, trade receivables and payables and short-term debt approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments. The fair value of debt subject to compromise is undeterminable; the ultimate value of such debt will be determined by the outcome of the Chapter 11 proceedings.

SALE OF ACCOUNTS RECEIVABLE

Prior to the Filing, Grace sold, on an ongoing basis, approximately a $100 million pool of its eligible trade accounts receivable to a multi-seller receivables company (the "conduit") through a wholly owned special purpose subsidiary (the "SPS"). Upon sale of the receivables, the SPS held a subordinated retained interest in the receivables. Under the terms of the agreement, new receivables were added to the pool as collections reduced previously sold receivables. Grace serviced, administered and collected the receivables on behalf of the SPS and the conduit. The proceeds were used for the reduction of other short-term obligations and are reflected as operating cash flows in the Consolidated Statement of Cash Flows for the years ended December 31, 2001 and 2000. Grace has recorded net losses of $1.2 and $5.0 million in 2001 and 2000, respectively, from the corresponding sales to the conduit. As a result of the Filing, which constituted an event of default under the program, the amount outstanding under the program, approximately $65.3 million, was satisfied through the use of pre-petition trade receivables collected by the SPS during the period from the Filing Date to early May 2001. The program was terminated effective May 14, 2001.

CREDIT RISK

Trade receivables potentially subject Grace to credit risk. Concentrations of credit to customers in the petroleum and construction industries represent the greatest exposure. Grace's credit evaluation policies, relatively short collection terms and history of minimal credit losses mitigate credit risk exposures. Grace does not generally require collateral for its trade accounts receivable.

--------------------------------------------------------------------------------
14. COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

ASBESTOS-RELATED LITIGATION - SEE NOTE 3

ENVIRONMENTAL REMEDIATION

General Matters and Discussion

Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace accrues for anticipated costs associated with investigative and remediation efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. These accruals do not take into account any discounting for the time value of money. At December 31, 2002, Grace's liability for environmental investigative and remediation costs related to continuing and discontinued operations totaled $201.1 million, as compared to $153.1 million at December 31, 2001. This estimate of environmental cost is based on funding and/or remediation agreements in place and Grace's best estimate of its cost for sites not subject to a formal remediation plan. The amounts of cash expenditures below have been charged against previously established reserves for the periods presented.

================================================================================
(Dollars in millions)
================================================================================
                                           2002         2001         2000
                                       -----------------------------------------
Continuing Operations..............     $   20.0     $  24.9      $    36.8
Discontinued Operations............          0.8         4.0           10.4
--------------------------------------------------------------------------------
Total..............................     $   20.8     $  28.9      $    47.2
================================================================================

Grace has continued to fund environmental remediation activities related to its owned sites while in Chapter 11. Charges against previously established reserves include $1.4 million for draws under letters of credit supporting environmental remediation activity. During 2002, the draws were reclassified to "other" liabilities subject to compromise as a payable to the issuing banks.

During 2002, Grace recorded pre-tax charges of $70.7 million for environmental matters. Approximately $68.0 million of these charges were in connection with a cost recovery lawsuit brought by the U.S. government relating to Grace's former vermiculite mining and processing activities near Libby, Montana. The environmental risks related to such activities could result in additional material future charges to Grace's earnings, the amounts of which are not currently determinable. (See discussion under "Vermiculite Related Matters" below.)

Grace's environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. These liabilities are evaluated based on currently available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, existing technology, prior experience in contaminated site remediation and the apportionment of costs among potentially responsible parties. Grace expects that the funding of environmental remediation activities will be affected by the Chapter 11 proceedings; any such effect could be material. Grace's environmental liabilities are included in "liabilities subject to compromise" as of December 31, 2002.

Vermiculite Related Matters

From the 1920's until 1990, Grace and previous owners conducted vermiculite mining and related activities near Libby, Montana. The vermiculite ore that was mined contained varying amounts of asbestos as a contaminant, almost all of which was removed during processing. Expanded vermiculite from Libby was used in products such as fireproofing, insulation and potting soil. In November 1999, Region 8 of the U.S. Environmental Protection Agency ("EPA") began an investigation into alleged excessive levels of asbestos-related disease in the Libby population related to these former mining activities. This investigation led the EPA to undertake additional investigative activity and to carry out response actions in and around Libby. On March 30, 2001, the EPA filed a lawsuit in U.S. District Court for the District of Montana, Missoula Division (United States v. W. R. Grace & Company et al.) under the Comprehensive Environmental Response, Compensation and Liability Act for the recovery of costs allegedly incurred by the United States in response to the release or threatened release of asbestos in the Libby, Montana area relating to such former mining activities. These costs include cleaning and/or demolition of contaminated buildings, the excavation and removal of contaminated soil, health screening of Libby residents and former mine workers, and investigation and monitoring costs. In this action, the EPA also sought a declaration of Grace's liability that would be binding in future actions to recover further response costs.

In connection with its defense, Grace conducted its own investigation to determine whether the EPA's actions and cost claims were justified and reasonable. However, in December 2002, the District Court granted the United States' motion for partial summary judgment on a number of issues that limited Grace's ability to challenge the EPA's response actions. In January 2003, a trial was held on the remainder of the issues, which primarily involved the reasonableness and adequacy of documentation of the EPA's cost recovery claims through December 31, 2001. No decision has yet been issued. The EPA's Libby-related cost recovery claims through December 31, 2001 totaled approximately $57 million. Based on the testimony of EPA witnesses deposed in the lawsuit and other information, Grace believes that the EPA's total cost recovery claims could reach, and potentially exceed, $100 million. This lawsuit is not subject to the automatic stay provided under the Bankruptcy Code. Grace has accrued a liability of $63 million at December 31, 2002 with respect to this lawsuit and future cost recovery claims expected to be made by the EPA, which represents Grace's current best estimate of probable liability and defense costs, pending the issuance of a decision of the trial court and the availability of additional information about the EPA's 2002 costs and projected future costs. Grace's liability for this matter is included in "liabilities subject to compromise" and any payments would be subject to the outcome of the Chapter 11 proceedings.

Since January 2000, Grace has spent approximately $13.2 million for remediation of certain Libby area vermiculite processing sites and for health care of Libby area residents diagnosed with asbestos-related illness.

The EPA is also evaluating environmental risks at vermiculite processing sites throughout the U.S. that processed vermiculite from Libby, Montana, and has made claims against Grace to carry out or fund remediation activities. Grace is reviewing the EPA's actions and cost claims to determine whether they are justified and reasonable and, in several instances, has remediated or agreed to remediate certain sites. Costs associated with the above are included in "provision for environmental remediation" included in the Consolidated Statement of Operations.

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

CONTINGENT RENTALS

Grace is the named tenant or guarantor with respect to leases entered into by previously divested businesses. These leases, some of which extend through the year 2017, have future minimum lease payments aggregating $79.8 million, and are fully offset by anticipated future minimum rental income from existing tenants and subtenants. In addition, Grace is liable for other expenses (primarily property taxes) relating to the above leases; these expenses are paid by current tenants and subtenants. Certain of the rental income and other expenses are payable by tenants and subtenants that have filed for bankruptcy protection or are otherwise experiencing financial difficulties. Grace believes that any loss from these lease obligations would be immaterial. Grace has rejected certain of these leases as permitted by the Bankruptcy Code, the financial impacts of which are insignificant.

TAX MATTERS

Grace has received the examination report from the Internal Revenue Service ("IRS") on tax periods 1993 through 1996 asserting, in the aggregate, approximately $114.0 million of proposed tax adjustments. The most significant contested issue addressed in such report concerns corporate-owned life insurance ("COLI") policies and is discussed below. Other proposed IRS tax adjustments include Grace's tax position regarding research and development credits, reporting of certain divestitures and other miscellaneous proposed adjustments. The tax audit for the 1993 through 1996 tax period is under the jurisdiction of IRS Appeals, where Grace has filed a protest. Grace's federal tax returns covering periods 1997 and forward are either under examination by the IRS or open for future examination. Grace believes that previously established reserves for tax matters will be sufficient to cover the expected net cost of probable tax return adjustments. Any cash payment would be subject to Grace's Chapter 11 proceedings.

In 1988 and 1990, Grace acquired COLI policies on the lives of certain of its employees as part of a strategy to fund the cost of postretirement employee health care benefits and other long-term liabilities. COLI premiums have been funded in part by loans issued against the cash surrender value of the COLI policies. The IRS is challenging deductions of interest on loans secured by COLI policies for years prior to 1999. In 2000, Grace paid $21.2 million of tax and interest related to this issue for tax years 1990 through 1992. Subsequent to 1992, Grace deducted approximately $163.2 million in interest attributable to COLI policy loans. Although Grace continues to believe that the deductions were legitimate, the IRS has successfully challenged interest deductions claimed by other corporations with respect to broad-based COLI policies in all of the three litigated cases to date. Therefore, Grace requested and was granted early referral to the IRS Office of Appeals for consideration of possible settlement alternatives of the COLI interest deduction issue.

On September 23, 2002, Grace filed a motion in its Chapter 11 bankruptcy proceeding requesting that the Bankruptcy Court authorize Grace to enter into a settlement agreement with the IRS with respect to Grace's COLI interest deductions. The tax years at issue are 1989 through 1998. Under the terms of the proposed settlement, the government would allow 20% of the aggregate amount of the COLI interest deductions and Grace would owe federal income tax and interest on the remaining 80%. Grace has accrued for the potential tax and interest liability related to the disallowance of all COLI interest deductions and continues to accrue interest as part of its quarterly income tax provision. On October 22, 2002, the Bankruptcy Court issued an order authorizing Grace to enter into settlement discussions with the IRS consistent with the aforementioned terms and further ordered that any final agreement would be subject to Bankruptcy Court approval. Grace is currently in negotiations with the IRS concerning the proposed settlement.

The IRS has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1995 against a Grace subsidiary that formerly operated a temporary staffing business for nurses and other health care personnel. The assessments, aggregating $21.8 million, were made in connection with a meal and incidental expense per diem plan for traveling health care personnel, which was in effect through 1999. The IRS contends that certain per diem reimbursements should have been treated as wages subject to employment taxes and federal income tax withholding. Grace contends that its per diem and expense allowance plans were in accordance with statutory and regulatory requirements, as well as other published guidance from the IRS. Grace expects that the IRS will make additional assessments for the 1996 through 1999 periods. The matter is currently pending in the United States Court of Claims. Grace is currently in discussions with the Department of Justice concerning possible settlement options.

LITIGATION RELATED TO FORMER PACKAGING AND MEDICAL CARE BUSINESSES

Grace has been named in a purported class action suit filed in September 2000 in California Superior Court for the County of San Francisco alleging that the 1996 reorganization involving a predecessor of Grace and Fresenius AG and the 1998 reorganization involving a predecessor of Grace and Sealed Air Corporation were fraudulent transfers. The Bankruptcy Court authorized the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants to represent Grace in these lawsuits. On November 29, 2002, Sealed Air Corporation and Fresenius Medical Care AG each announced that they had reached agreements in principle with representatives of the asbestos creditors committees to resolve all of the current and future asbestos-related claims and the pending fraudulent transfer claims made against them and their respective affiliates. Under the terms of the proposed Sealed Air settlement, Sealed Air would make a payment of $512.5 million (plus interest at 5.5% per annum, commencing on December 21, 2002) and nine million shares of Sealed Air common stock, valued at $335.7 million as of December 31, 2002, as directed by the Bankruptcy Court upon confirmation of Grace's plan of reorganization. Under the terms of the proposed Fresenius settlement, as subsequently revised, Fresenius would contribute $115.0 million to the Grace estate, or as otherwise directed by the Bankruptcy Court, upon confirmation of a plan of reorganization. Both settlements are subject to Bankruptcy Court approval. Grace is unable to predict how these settlements may ultimately affect its plan of reorganization.

PURCHASE COMMITMENTS

From time to time, Grace engages in purchase commitments in its various business activities, all of which are expected to be fulfilled with no material adverse consequences to Grace's operations or financial condition.

GUARANTEES AND INDEMNIFICATION OBLIGATIONS

Grace is a party to many contracts containing guarantees and indemnification obligations. These contracts primarily consist of:

o Contracts providing for the sales of a former business unit or product line in which Grace has agreed to indemnify the buyer against liabilities arising prior to the closing of the transaction, including environmental liabilities. These liabilities are included in "liabilities subject to compromise" in the Consolidated Balance Sheet;

o Guarantees of real property lease obligations of third parties, typically arising out of (a) leases entered into by former subsidiaries of Grace, or

    (b) the assignment or sublease of a lease by Grace to a third party. These obligations are included in "liabilities subject to compromise" in the Consolidated Balance Sheet;

o Contracts entered into with third party consultants, independent contractors and other service providers in which Grace has agreed to indemnify such parties against certain liabilities in connection with their performance. Based on historical experience and the likelihood that such parties will ever make a claim against Grace, such indemnification obligations are immaterial;

o Product warranties with respect to certain products sold to customers in the ordinary course of business. These warranties typically provide that product will conform to specifications. Grace generally does not establish a liability for product warranty based on a percentage of sales or other formula. Grace accrues a warranty liability on a transaction-specific basis depending on the individual facts and circumstances related to each sale. Both the liability and annual expense related to product warranties are immaterial to the Consolidated Financial Statements.

FINANCIAL ASSURANCES

Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At December 31, 2002, Grace had gross financial assurances issued and outstanding of $237.7 million, comprised of $137.4 million of gross surety bonds issued by various insurance companies and $100.3 million of standby letters of credit issued by various banks. Of the standby letters of credit, $19.7 million act as collateral for surety bonds, thereby reducing Grace's overall obligations under its financial assurances to a net amount of $218.0 million. Of this net amount, approximately $6.5 million were issued on behalf of non-Debtor entities and $211.5 million were issued on behalf of the Debtors. Of the amounts issued by the Debtors, approximately $195.1 million were issued before the Filing Date, with the remaining $16.4 million being subsequent to the Filing, of which $13.7 million was issued under the DIP facility.

ACCOUNTING FOR CONTINGENCIES

Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. generally accepted accounting principles. As a result of the Filing, claims related to the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" on the accompanying Consolidated Balance Sheet as of December 31, 2002. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded by Grace at December 31, 2002.

--------------------------------------------------------------------------------
15. SHAREHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

Under its Certificate of Incorporation, the Company is authorized to issue 300,000,000 shares of common stock, $.01 par value. Of the common stock unissued at December 31, 2002, approximately 10,440,400 shares were reserved for issuance pursuant to stock options and other stock incentives. The Company has not paid a dividend on its common stock since 1998. The Certificate of Incorporation also authorizes 53,000,000 shares of preferred stock, $.01 par value, none of which has been issued. 3,000,000 of such shares have been designated as Series A Junior Participating Preferred Stock and are reserved for issuance in connection with the Company's Preferred Stock Purchase Rights ("Rights"). A Right trades together with each outstanding share of common stock and entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock under certain circumstances and subject to certain conditions. The Rights are not and will not become exercisable unless and until certain events occur, and at no time will the Rights have any voting power.

The Company's Board of Directors previously approved programs to repurchase outstanding shares of common stock. During the year ended December 31, 2000, the Company acquired 4,815,400 shares of common stock for $47.3 million (at an average price per share of $9.82). No shares were repurchased under this program during 2002 and 2001.

In November 2001, 56,911 shares of restricted stock were reclassified as treasury shares to reflect an election made by Paul J. Norris, Grace's Chairman,

President and Chief Executive Officer, under a Bankruptcy Court approved employment agreement.

--------------------------------------------------------------------------------
16. EARNINGS (LOSS) PER SHARE
--------------------------------------------------------------------------------

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share from continuing operations.

==========================================================
EARNINGS (LOSS) PER SHARE
(Amounts in millions,
except per share amounts)     2002       2001      2000
----------------------------------------------------------
NUMERATORS
 Net income (loss)........ $   22.1  $   78.6   $  (89.7)
                           ===============================
DENOMINATORS
Weighted average common
  shares - basic
  calculation.............     65.4      65.3       66.8
Dilutive effect of
  employee stock options
  and restricted shares...      0.1       0.1       --
                           -------------------------------
Weighted average common
  shares - diluted
  calculation.............     65.5      65.4       66.8
                           ===============================
BASIC EARNINGS (LOSS)
  PER SHARE............... $   0.34  $   1.20   $  (1.34)
                           ===============================
DILUTED EARNINGS (LOSS)
  PER SHARE............... $   0.34  $   1.20   $  (1.34)
==========================================================

Stock options that could potentially dilute basic earnings (loss) per share (that were excluded from the computation of diluted earnings (loss) per share because their exercise prices were greater than the average market price of the common shares) averaged approximately 11.9 million in 2002, 14.2 million in 2001 and 9.4 million in 2000. As a result of the 2000 net loss of $89.7 million, approximately 800,000 of employee compensation-related shares, primarily issuable under stock options, were excluded from the diluted loss per share calculation in 2000 because their effect would have been antidilutive.

--------------------------------------------------------------------------------
17. STOCK INCENTIVE PLANS
--------------------------------------------------------------------------------

Each stock option granted under the Company's stock incentive plans has an exercise price equal to the fair market value of the Company's common stock on the date of grant. Options become exercisable at the time or times determined by a committee of the Company's Board of Directors and may have terms of up to ten years and one month. The following table sets forth information relating to such options during 2002, 2001 and 2000:

==============================================================
STOCK OPTION ACTIVITY                           2002
--------------------------------------------------------------
                                                     Average
                                         Number     Exercise
                                        of Shares     Price
                                       ------------ ----------
Balance at beginning of year.....       12,772,431  $  11.88
Options granted..................              --         --
Options exercised................          (1,266)      2.40
Options terminated or cancelled..      (2,330,748)     11.60
                                       ------------
Balance at end of year...........      10,440,417      11.94
==============================================================
Exercisable at end of year.......       8,973,964   $  12.58
==============================================================
                                                2001
--------------------------------------------------------------
Balance at beginning of year.....      14,005,209   $  12.70
Options granted..................       1,339,846       2.53
Options exercised................              --         --
Options terminated or cancelled..      (2,572,624)     11.46
                                       ------------
Balance at end of year...........      12,772,431      11.88
==============================================================
Exercisable at end of year.......       9,586,993   $  12.64
==============================================================
                                                2000
--------------------------------------------------------------
Balance at beginning of year.....      12,530,287   $  12.27
Options granted..................       2,555,000      13.32
Options exercised................        (779,863)      7.52
Options terminated or cancelled..        (300,215)     13.62
                                       ------------
Balance at end of year...........      14,005,209      12.70
==============================================================
Exercisable at end of year.......       9,386,539   $  11.96
==============================================================

At December 31, 2002, 4,468,504 shares were available for additional grants. Currently outstanding options expire on various dates through November 2011.

Following is a summary of stock options outstanding at December 31, 2002:

================================================================================
STOCK OPTIONS OUTSTANDING
--------------------------------------------------------------------------------
                            Weighted-
                             Average      Weighted-                  Weighted-
EXERCISE                    Remaining      Average                    Average
PRICE          Number      Contractual     Exercise      Number       Exercise
RANGE        Outstanding   Life (Years)     Price      Exercisable     Price
--------------------------------------------------------------------------------
$1 - $8       2,661,025        5.62      $    4.33      1,934,444   $    5.06
$8 - $13      3,247,866        5.77          12.28      3,247,866       12.28
$13 - $18     2,807,826        7.64          14.13      2,067,954       14.37
$18 - $21     1,723,700        6.02          19.47      1,723,700       19.47
            --------------------------------------------------------------------
             10,440,417        6.27      $   11.94      8,973,964   $   12.58
================================================================================

In 2000, the Company granted a total of 25,000 shares of the Company's Common Stock to certain executives, subject to various restrictions. (No shares were granted in 2001 and 2002.) Such shares are subject to forfeiture if certain employment conditions are not met. At December 31, 2001, restrictions on all prior grants of restricted stock, net of forfeitures, totaled 55,000 shares; these restrictions lapsed in 2002. The quoted market value of the restricted shares at the date of grant is amortized to expense ratably over the restriction period.

SFAS No. 123, "Accounting for Stock-Based Compensation," permits the Company to follow the measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and not recognize compensation expense for its stock-based incentive plans. Had compensation cost for the Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the methodology prescribed by SFAS No. 123, the Company's net income (loss) and related earnings
(loss) per share for 2002, 2001 and 2000 would have been reduced to the pro forma amounts indicated below:

================================================================================
PRO FORMA EARNINGS
UNDER SFAS NO. 123
(Amounts in millions, except per
share amounts)                             2002         2001          2000
--------------------------------------------------------------------------------
Net income (loss):
As reported.........................     $   22.1     $   78.6     $   (89.7)
Pro forma (1).......................         17.9         71.2         (98.5)
Basic earnings (loss) per share:
As reported.........................     $   0.34     $   1.20     $   (1.34)
Pro forma (1).......................         0.27         1.09         (1.47)
Diluted earnings (loss) per share:
As reported.........................     $   0.34     $   1.20     $   (1.34)
Pro forma (1).......................         0.27         1.09         (1.47)
================================================================================

(1) These pro forma amounts may not be indicative of future income (loss) and earnings (loss) per share due to Grace's Chapter 11 Filing.

To determine compensation cost under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, with the following historical weighted average assumptions applied to grants in 2001 and 2000:

================================================================================
OPTION VALUE ASSUMPTIONS                              2001           2000
--------------------------------------------------------------------------------
Dividend yield...............................          -- %           -- %
Expected volatility..........................          61 %           59 %
Risk-free interest rate......................           5 %            7 %
Expected life (in years).....................           4              4
================================================================================

Based upon the above assumptions, the weighted average fair value of each option granted was $1.28 per share for 2001 and $6.86 per share for 2000.

--------------------------------------------------------------------------------
18. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS PLANS
--------------------------------------------------------------------------------

Grace maintains defined benefit pension plans covering employees of certain units who meet age and service requirements. Benefits are generally based on final average salary and years of service. Grace funds its U.S. pension plans in accordance with U.S. federal laws and regulations. Non-U.S. pension plans are funded under a variety of methods, as required under local laws and customs, and therefore cannot be summarized. Grace's accumulated other comprehensive loss, reflected as a reduction of shareholders' equity (deficit), included additional minimum pension liabilities as of December 31, 2002 and 2001 of $436.5 million ($283.7 million, net of tax) and $209.3 million ($136.0 million, net of tax), respectively, for plans where the accumulated benefit obligation exceeded the fair market value of assets. These amounts include offsets of related deferred pension costs.

Grace provides certain other postretirement health care and life insurance benefits for retired employees of certain U.S. business units and certain divested units. The postretirement medical plan provides various levels of benefits to employees (depending on their dates of hire) who retire from Grace after age 55 with at least 10 years of service. These plans are unfunded, and Grace pays the costs of benefits under these plans as they are incurred. Grace applies SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires that the future costs of postretirement health care and life insurance benefits be accrued over the employees' years of service.

An amendment to the structure of the retiree-paid premiums for postretirement medical benefits was approved by the Company's Board in November 2001. The amendment became effective January 1, 2002, and requires all retirees and beneficiaries covered by the postretirement medical plan to contribute a minimum of 40% of the calculated premium for that coverage.

The following summarizes the changes in benefit obligation and fair value of retirement plan assets during the period:

====================================================================================================================================
                                                                                PENSION
                                                   ----------------------------------------------------------
                                                                                                                    OTHER POST-
CHANGE IN FINANCIAL STATUS OF RETIREMENT PLANS             U.S.              NON-U.S.              TOTAL        RETIREMENT PLANS
                                                   ---------------------------------------------------------------------------------
(Dollars in millions)                                2002       2001      2002      2001       2002      2001     2002     2001
------------------------------------------------------------------------------------------------------------------------------------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year  $ 776.6   $  741.0   $ 196.1   $ 199.2   $  972.7  $  940.2  $ 136.0   $ 176.7
Service cost.....................................      8.5        7.9       4.3       3.8       12.8      11.7      0.6       0.7
Interest cost....................................     55.1       55.3      12.5      11.2       67.6      66.5      8.7       9.8
Plan participants' contributions.................     --         --         0.4       0.4        0.4       0.4     --        --
Amendments.......................................      5.6       --         2.4       1.6        8.0       1.6    (31.1)     --
Actuarial loss (gain)............................     93.6       42.9       2.8       0.6       96.4      43.5     31.1     (28.9)
Benefits paid....................................    (69.2)     (70.5)    (11.1)    (11.7)     (80.3)    (82.2)   (21.5)    (22.3)
Currency exchange translation adjustments........     --         --        26.3      (9.0)      26.3      (9.0)    --        --
------------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation at end of year......  $ 870.2   $  776.6   $ 233.7   $ 196.1   $1,103.9  $  972.7  $ 123.8   $ 136.0
====================================================================================================================================
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year...  $ 689.5   $  800.2   $ 167.3   $ 198.3   $  856.8  $  998.5  $  --     $  --
Actual return on plan assets.....................    (67.8)     (47.0)    (21.4)    (15.2)     (89.2)    (62.2)    --        --
Employer contribution............................      4.3        6.8       5.9       3.8       10.2      10.6     21.5      22.3
Acquisitions/spinoff.............................      0.4       --         1.8      --          2.2      --       --        --
Plan participants' contribution..................     --         --         0.4       0.4        0.4       0.4     --        --
Benefits paid....................................    (69.2)     (70.5)    (11.1)    (11.7)     (80.3)    (82.2)   (21.5)    (22.3)
Currency exchange translation adjustment.........     --         --        16.3      (8.3)      16.3      (8.3)    --        --
------------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year.........  $ 557.2   $  689.5   $ 159.2   $ 167.3   $  716.4  $  856.8  $  --     $  --
====================================================================================================================================
Funded status....................................  $(313.0)  $  (87.1)  $ (74.5)  $ (28.8)  $ (387.5) $ (115.9) $(123.8)  $(136.0)
Unrecognized transition obligation (asset).......     --          0.7       0.5       0.8        0.5       1.5     --        --
Unrecognized actuarial loss (gain)...............    463.6      253.7      90.6      45.6      554.2     299.3     51.9      23.8
Unrecognized prior service cost (benefit)........     26.1       25.1       3.8       4.0       29.9      29.1    (75.3)    (56.9)
------------------------------------------------------------------------------------------------------------------------------------
Net amount recognized............................  $ 176.7   $  192.4   $  20.4   $  21.6   $  197.1  $  214.0  $(147.2)  $(169.1)
====================================================================================================================================
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE
SHEET CONSIST OF:
  Deferred pension costs.........................  $   5.3   $   58.2   $  98.9   $  85.1   $  104.2  $  143.3  $  --     $  --
  Pension related liability......................   (290.7)     (93.2)    (79.3)    (65.1)    (370.0)   (158.3)  (147.2)   (169.1)
  Unamortized prior service cost.................     26.2       19.0       0.2       0.7       26.4      19.7    N/A       N/A
  Accumulated other comprehensive loss...........    435.9      208.4       0.6       0.9      436.5     209.3    N/A       N/A
------------------------------------------------------------------------------------------------------------------------------------
Net amount recognized.........................     $ 176.7   $  192.4   $  20.4   $  21.6   $  197.1  $  214.0  $(147.2)  $(169.1)
====================================================================================================================================
WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate....................................     6.75%      7.25%     5.72%     5.87%     N/M        N/M     6.75%     7.25%
Expected return on plan assets...................     9.00%      9.00%     8.67%     8.65%     N/M        N/M     N/M       N/M
Rate of compensation increase....................     4.25%      4.25%     3.84%     4.08%     N/M        N/M     N/M       N/M
====================================================================================================================================

===========================================================================================================================
                                                           2002                       2001                       2000
                                                  ----------------------- ----------------------- -------------------------
COMPONENTS OF NET PERIODIC BENEFIT (INCOME) COST
(Dollars in millions)                              U.S.  NON-U.S.  OTHER   U.S.  NON-U.S.  OTHER    U.S.   NON-U.S. OTHER
------------------------------------------------   ----  --------  -----   ----  --------  -----    ----   -------- -------
Service cost..................................... $  8.5  $  4.3  $  0.6  $  7.9  $  3.8   $ 0.7  $   6.3  $  3.8   $ 0.6
Interest cost....................................   55.1    12.5     8.7    55.3    11.2     9.8     54.5    11.4    14.4
Expected return on plan assets...................  (59.1)  (14.8)    --    (69.1)  (15.9)   --      (78.2)  (18.2)   --
Amortization of transition asset.................    0.7     0.4     --    (10.0)   --      --      (10.0)   (0.2)   --
Amortization of prior service cost (benefit).....    5.2     0.6   (12.7)    7.6     0.5    (8.3)     7.4     0.6    (6.7)
Amortization of unrecognized actuarial loss......    9.7     1.8     3.0     2.4     0.2     0.1      0.8    (0.4)    2.4
Net curtailment and settlement loss..............   --      --       --     --       0.2    --       --      --      --
---------------------------------------------------------------------------------------------------------------------------
Net periodic benefit (income) cost............... $ 20.1  $  4.8  $ (0.4) $ (5.9) $ --     $ 2.3  $ (19.2) $ (3.0)  $10.7
=============================================================================================================================

==================================================================== ====================== ===========================
                                                                                                     OTHER POST-
PENSION PLANS WHERE ACCUMULATED BENEFIT                U.S.                 NON-U.S.              RETIREMENT PLANS
  OBLIGATIONS EXCEED PLAN ASSETS             ----------------------- ---------------------- ---------------------------
  (Dollars in millions)                         2002        2001        2002       2001         2002          2001
-------------------------------------------------------- ----------- ---------- ----------- ------------- -------------
Projected benefit obligation...............  $  867.1    $  691.1    $   95.6   $   74.1        N/A           N/A
Accumulated benefit obligation.............     841.9       676.8        82.1       63.8    $   123.8     $   136.0
Fair value of plan assets..................     551.2       583.7         3.3        0.9         --            --
======================================================== =========== ========== =========== ============= =============

N/M - Not meaningful
N/A - Not applicable

For 2002 measurement purposes, rates of increase of 9.0% and 9.5% in the per capita cost of covered retiree health care benefits for pre-age 65 and post-age 65, respectively, were assumed. The rate is assumed to decrease gradually to 5.3% through 2007 and remain at that level thereafter. A one percentage point increase (decrease) in assumed health care medical cost trend rates would have a negligible impact on Grace's postretirement benefit obligations.

--------------------------------------------------------------------------------
19. BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

Grace is a global producer of specialty chemicals and specialty materials. It generates revenues from two business segments: Davison Chemicals and Performance Chemicals. Davison Chemicals produces a variety of catalysts and silica products. Performance Chemicals produces specialty construction chemicals, building materials and sealants and coatings. Intersegment sales, eliminated in consolidation, are not material. The table below presents information related to Grace's business segments for 2002, 2001 and 2000. Only those corporate expenses directly related to the segment are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

================================================================================
BUSINESS SEGMENT DATA (Dollars
in millions)                            2002            2001            2000
--------------------------------------------------------------------------------
NET SALES (a)
Davison Chemicals.............    $       945.2    $       874.1   $     783.9
Performance Chemicals.........            872.0            849.1         813.5
                                  ----------------------------------------------
Total.........................    $     1,817.2    $     1,723.2   $   1,597.4
                                  ==============================================

PRE-TAX OPERATING INCOME
Davison Chemicals.............    $       129.4    $       123.8   $     128.0
Performance Chemicals.........             98.8             96.7          91.6
                                  ----------------------------------------------
Total.........................    $       228.2    $       220.5   $     219.6
                                  ==============================================

DEPRECIATION AND AMORTIZATION
Davison Chemicals.............    $        61.7    $        58.4   $      57.2
Performance Chemicals.........             31.8             29.5          29.3
                                  ----------------------------------------------
Total.........................    $        93.5    $        87.9   $      86.5
                                  ==============================================

CAPITAL EXPENDITURES
Davison Chemicals.............    $        59.5    $        39.3   $      33.7
Performance Chemicals.........             27.9             22.8          28.3
                                  ----------------------------------------------
Total.........................    $        87.4    $        62.1   $      62.0
                                  ==============================================

TOTAL ASSETS
Davison Chemicals.............    $       751.1    $       704.1   $     639.2
Performance Chemicals.........            530.9            504.1         486.7
                                  ----------------------------------------------
Total.........................    $     1,282.0    $     1,208.2   $   1,125.9
================================================================================

a= Net sales amounts presented herein for 2000 reflect a reclassification of freight costs and sales commissions (previously shown as a reduction of sales).

The table below presents information related to the geographic areas in which Grace operated in 2002, 2001 and 2000.

================================================================================
GEOGRAPHIC AREA DATA
(Dollars in millions)                  2002            2001            2000
--------------------------------------------------------------------------------
NET SALES
United States..................    $     829.2      $     835.1     $   825.6
Canada and Puerto Rico.........           56.2             40.7          34.4
Europe.........................          551.9            472.9         416.8
Asia Pacific...................          272.8            267.5         216.8
Latin America..................          107.1            107.0         103.8
                                   ---------------------------------------------
Total..........................    $   1,817.2      $   1,723.2     $ 1,597.4
================================================================================
PROPERTIES AND EQUIPMENT, NET
United States..................    $     392.0      $     386.7     $   408.3
Canada and Puerto Rico.........           18.4             20.1          19.9
Europe.........................          152.0            118.0         101.1
Asia Pacific...................           47.4             49.1          54.7
Latin America..................           11.0             15.1          17.7
                                   ---------------------------------------------
Total..........................    $     620.8      $     589.0     $   601.7
================================================================================

Pre-tax operating income, depreciation and amortization, capital expenditures and total assets for Grace's business segments are reconciled below to amounts presented in the Consolidated Financial Statements.

================================================================================
RECONCILIATION OF BUSINESS SEGMENT
DATA TO FINANCIAL STATEMENTS
(Dollars in millions)                         2002          2001          2000
--------------------------------------------------------------------------------
Pre-tax operating income - business
   segments.............................. $    228.2    $   220.5     $   219.6
Add back:
Minority Interest........................        1.9          3.5          --
                                          --------------------------------------
                                          $    230.1    $   224.0     $   219.6
Gain on disposal of assets...............        0.7          1.8           5.5
Gain on sale of investments..............        1.2          7.9          19.0
Provision for environmental remediation .      (70.7)        (5.8)        (10.4)
Provisions for asbestos-related
   litigation, net of insurance
   coverage..............................       --           --          (208.0)
Interest expense and related financing
   costs.................................      (20.0)       (37.1)        (28.1)
Corporate operating costs................      (47.4)       (33.0)        (32.5)
Other, net...............................       (1.8)         3.7          15.2
                                          --------------------------------------
Income (loss) from operations  before
   Chapter 11 expenses,  income taxes,
   and minority interest................. $     92.1    $   161.5      $  (19.7)
================================================================================
Depreciation and amortization -
   business segments..................... $     93.5    $    87.9      $   86.5
Depreciation and amortization -
   corporate.............................        1.1          1.1           1.3
                                          --------------------------------------
Total depreciation and amortization...... $     94.6    $    89.0      $   87.8
================================================================================
Capital expenditures - business
   segments.............................. $     87.4    $    62.1      $   62.0
Capital expenditures - corporate.........        3.7          0.8           2.8
                                          --------------------------------------
Total capital expenditures............... $     91.1    $    62.9      $   64.8
================================================================================
Total assets - business segments......... $  1,282.0    $ 1,208.2      $1,125.9
Total assets - corporate.................      528.4        491.4         599.8
Asbestos-related receivables.............      282.6        293.4         372.0
Deferred tax assets......................      594.7        525.4         487.2
                                          --------------------------------------
Total assets............................. $  2,687.7    $ 2,518.4      $2,584.9
================================================================================

--------------------------------------------------------------------------------
20.  QUARTERLY SUMMARY AND STATISTICAL INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------

=====================================================================================================
QUARTERLY SUMMARY AND STATISTICAL INFORMATION (Unaudited)
(Dollars in millions, except per share)
-----------------------------------------------------------------------------------------------------
                                         March 31      June 30        September 30     December 31(1)
-----------------------------------------------------------------------------------------------------
2002
Net sales .......................      $    413.5    $    471.6      $    478.7        $    453.4
Cost of goods sold (2) ..........           260.8         294.6           299.4             294.1
Net income (loss) ...............            12.4          21.2            14.0             (25.5)

Net income per share: (3)
  Basic earnings per share:
  Net income ....................      $     0.19    $     0.32      $     0.21        $    (0.39)
  Diluted earnings per share:
  Net income ....................            0.19          0.32            0.21             (0.39)

Market price of common stock: (4)
    High ........................      $     2.47    $     3.75      $     3.05        $     2.50
    Low .........................            1.56          2.13            1.46              0.99
    Close .......................            2.20          3.00            1.60              1.96
-----------------------------------------------------------------------------------------------------
2001
Net sales .......................      $    395.7    $    450.3      $    448.1        $    429.1
Cost of goods sold (2) ..........           252.2         279.0           275.2             273.0
Net income ......................            14.6          23.0            19.8              21.2

Net income per share: (3)
  Basic earnings per share:
  Net income ....................      $     0.22    $     0.35      $     0.30        $     0.32
  Diluted earnings per share:
  Net income ....................            0.22          0.35            0.30              0.32

Market price of common stock: (4)
    High ........................      $     4.38    $     2.35      $     1.87        $     1.72
    Low .........................            1.63          1.31            1.46              1.35
    Close .......................            2.30          1.75            1.55              1.55
=====================================================================================================

(1) Fourth quarter 2002 net income includes a $51.0 million pre-tax charge to adjust Grace's estimate of defense and other probable costs to resolve cost recovery claims by the EPA for cleanup of vermiculite in and around Libby, Montana.

(2) 2002 and 2001 quarterly results are retroactively restated to reflect the full consolidation of Advanced Refining Technologies, LLC, previously reported as an equity method joint venture. This restatement had no effect on reported sales or net income.

(3) Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.

(4) Principal market: New York Stock Exchange.

====================================================================================================================================
FINANCIAL SUMMARY (1) (Dollars in millions, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------

                                                              2002         2001           2000           1999          1998
------------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS
Net sales .............................................    $  1,817.2   $  1,723.2   $        1,597.4    $   1,550.9    $  1,546.2
Income (loss) from continuing operations before
     Chapter 11 expenses, income taxes, and
     minority interest (2).............................          92.1        161.5              (19.7)         203.4        (223.2)
Income (loss) from continuing operations (2)...........          22.1         78.6              (89.7)         130.2        (194.7)
Income from discontinued operations (2) ...............          --           --                 --              5.7           0.9
Minority interest in consolidated entities.............          (1.9)        (3.5)              --              --           --
Net income (loss) .....................................          22.1         78.6              (89.7)         135.9        (229.1)
------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Current assets (3).....................................    $    830.4   $    735.9   $          773.9   $      779.8   $     625.6
Current liabilities (3)................................         243.3        233.3            1,092.9          769.4         669.8
Properties and equipment, net..........................         620.8        589.0              601.7          617.3         661.4
Total assets (3).......................................       2,687.7      2,518.4            2,584.9        2,475.1       2,556.3
Total debt not subject to compromise (3)...............           3.4          6.3              421.9          136.2         113.4
Liabilities subject to compromise......................       2,334.7      2,311.5               --             --             --
Shareholders' equity (deficit).........................        (222.1)      (141.7)             (71.3)         111.1          42.1
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOW
Operating activities (3) ..............................    $    195.4   $     14.7   $         (143.7)   $     130.5   $     (66.9)
Investing activities...................................        (110.7)      (131.4)             (94.0)          89.4        (114.0)
Financing activities (3)...............................          (9.2)       123.1              239.9          (80.9)        196.6
Net cash flow (3)......................................          91.6         (0.5)              (7.9)         134.5          17.7
------------------------------------------------------------------------------------------------------------------------------------
DATA PER COMMON SHARE (DILUTED)
Income (loss) from continuing operations (2)...........    $     0.34    $    1.20   $          (1.34)  $       1.76   $     (2.61)
Net income (loss) .....................................          0.34         1.20              (1.34)          1.84         (3.07)
Average common diluted shares outstanding (thousands)..        65,500       65,400             66,800         73,800        74,600
------------------------------------------------------------------------------------------------------------------------------------
OTHER STATISTICS
Capital expenditures...................................    $     91.1   $     62.9  $            64.8   $       82.5  $      100.9
Common stock price range (4)...........................    $0.99-3.75   $1.31-4.38  $14 15/16-1 15/16   $21-11 13/16  $21 11/16-10
Common shareholders of record..........................        11,187       11,643             12,240         13,215        14,438
Number of employees - continuing operations............         6,400        6,400              6,300          6,300         6,600
====================================================================================================================================

(1) Certain prior-year amounts have been reclassified to conform to the 2002 presentation and to reflect a reclassification of freight costs and sales commissions (previously shown as a reduction of sales) to cost of sales and selling expenses in accordance with Emerging Issues Task Force Consensus No. 00-10, "Accounting for Shipping and Handling Revenues and Costs" adopted in 2000.

(2) Amounts contain a provision for environmental remediation of $70.7 million for 2002. Amounts for 2000 and 1998 also contain a provision for asbestos litigation, net of expected insurance recovery, of $208.0 million and $376.1 million, respectively.

(3) 2001 results are retroactively restated to reflect the full consolidation of Advanced Refining Technologies, LLC, previously reported as an equity method joint venture. This restatement had no effect on reported sales or net income.

(4) On March 31, 1998, a predecessor of the Company ("Old Grace") completed a transaction in which its flexible packaging business ("Packaging Business") was combined with Sealed Air Corporation ("Sealed Air"). Old Grace effected this transaction by transferring its specialty chemicals businesses along with certain other businesses and assets to the Company (then named Grace Specialty Chemicals, Inc.), distributing the shares of the Company's common stock to Old Grace's shareholders on a one-for-one basis ("Spin-off") and merging a subsidiary of Old Grace with Sealed Air ("Merger"). Immediately following the Spin-off and Merger, the Company changed its name to "W. R. Grace & Co." and Old Grace changed its name to "Sealed Air Corporation" ("New Sealed Air"). For further information, see Old Grace's Joint Proxy Statement/Prospectus dated February 13, 1998 and the Company's Information Statement dated February 13, 1998. Stock prices in 1998 have been adjusted so that they are on a basis comparable to the stock prices following the disposition of the Packaging Business.

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

During 2000 and the first quarter of 2001, Grace experienced several adverse developments in its asbestos-related litigation, including: a significant increase in bodily injury claims, higher than expected costs to resolve bodily injury and certain property damage claims, and class action lawsuits alleging damages from a former attic insulation product. (These claims are discussed in more detail in Note 3 to the Consolidated Financial Statements.) After a thorough review of these developments, the Board of Directors of Grace concluded on April 2, 2001 that a federal court-supervised Chapter 11 filing provided the best forum available to achieve predictability and fairness in the claims settlement process.

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

As provided by the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization for a 120-day period following the Filing Date. The Debtors have received an extension of their exclusivity period during which to file a plan of reorganization through August 1, 2003, and an extension of the Debtors' exclusive rights to solicit acceptances of a reorganization plan through October 1, 2003.

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

The Debtors' Chapter 11 cases have been assigned to Judge Alfred M. Wolin, a senior federal judge who sits in Newark, New Jersey. Judge Wolin is presiding over asbestos bodily injury matters and the fraudulent conveyance litigation described below. He has assigned the Debtors' other bankruptcy matters to Judge Judith Fitzgerald, a U.S. Bankruptcy judge from the Western District of Pennsylvania, sitting in Wilmington, Delaware.

At a hearing on April 22, 2002 the Bankruptcy Court entered an order establishing a bar date of March 31, 2003 for claims of general unsecured creditors, asbestos property damage claims and medical monitoring claims related to asbestos. The bar date does not apply to asbestos-related bodily injury claims or claims related to Zonolite(R) attic insulation ("ZAI"), which will be addressed separately. Grace has distributed notices and run media announcements of the bar date under a program approved by the Bankruptcy Court. Rust Consulting, the court-approved claims handling agent for the Chapter 11 Cases, is maintaining a register of all claims filed. As claims are filed, Grace will be cataloguing and assessing their validity. At this time, it is not possible to estimate the value of the claims that will ultimately be allowed by the Bankruptcy Court, due to the uncertainties of the Chapter 11 process, the in-progress state of Grace's investigation of submitted claims and the lack of documentation submitted in support of many claims.

In July 2002, the Bankruptcy Court approved special counsel to represent the ZAI claimants, at the Debtors' expense, in a proceeding to determine certain threshold scientific issues regarding ZAI. The court has set a litigation schedule that would result in pretrial hearings on these issues in the third quarter of 2003.

On November 29, 2002 Sealed Air Corporation ("Sealed Air") and Fresenius Medical Care AG ("Fresenius") each announced that they had reached agreements in principle with the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants to settle asbestos and fraudulent conveyance claims related to the 1998 transaction involving Grace's former packaging business and Sealed Air, and the 1996 transaction involving Grace's former medical care business and Fresenius, respectively. Under the terms of the proposed Sealed Air settlement, Sealed Air would make a payment of $512.5 million (plus interest at 5.5% per annum commencing on December 21, 2002) and nine million shares of Sealed Air common stock, valued at $335.7 million as of December 31, 2002, as directed by the Bankruptcy Court upon confirmation of Grace's plan of reorganization. Under the terms of the proposed Fresenius settlement, as subsequently revised, Fresenius would contribute $115.0 million to the Grace estate, or as otherwise directed by the Bankruptcy Court, upon confirmation of a plan of reorganization. The Sealed Air and Fresenius settlements are subject to the approval of the Bankruptcy Court. Grace is unable to predict how these settlements may ultimately affect its plan of reorganization.

Impact on Debt Capital - All of the Debtors' pre-petition debt is in default due to the Filing. The accompanying Consolidated Balance Sheet as of December 31, 2002 reflects the classification of the Debtors' pre-petition debt within "liabilities subject to compromise."

The Debtors have entered into a debtor-in-possession post-petition loan and security agreement with Bank of America, N.A. (the "DIP facility") in the aggregate amount of $250 million. The DIP facility has a term expiring on April 1, 2003 and bears interest under a formula based on the London Inter-Bank Offered Rate ("LIBOR") plus 2.00 to 2.25 percentage points depending on the level of loans outstanding. The Debtors have filed a motion with the Bankruptcy Court seeking approval to extend the term of the DIP facility for an additional three years and to modify certain other provisions.

Accounting Impact - The accompanying Consolidated Financial Statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7") "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," promulgated by the American Institute of Certified Public Accountants. SOP 90-7 requires that financial statements of debtors-in-possession be prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, the realization of certain Debtors' assets and the liquidation of certain Debtors' liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the Consolidated Financial Statements, which do not currently give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization.


Pursuant to SOP 90-7, Grace's pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of December 31, 2002, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments) as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation and other claims). The recorded amounts of such liabilities generally reflect accounting measurements as of the Filing Date, adjusted as warranted for changes in facts and circumstances and/or rulings under Grace's Chapter 11 proceedings subsequent to the Filing. (See Note 2 to the Consolidated Financial Statements for detail of the liabilities subject to compromise as of December 31, 2002, and as of the Filing Date.) Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheet based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

--------------------------------------------------------------------------------
CRITICAL ACCOUNTING ESTIMATES
--------------------------------------------------------------------------------

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities reported at the date of the Consolidated Financial Statements, and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates. Changes in estimates are recorded in the period identified. Grace's accounting measurements that are most affected by management's estimates of future events are:

o Contingent liabilities such as asbestos-related matters, environmental remediation, income taxes and retained obligations of divested businesses.

o Pension and postretirement liabilities that depend on assumptions regarding discount rates and/or total returns on invested funds.

o Depreciation and amortization periods for long-lived assets, including property and equipment, intangible and other assets.

o Realization values of various assets such as trade receivables, inventories, insurance receivables, income taxes, and goodwill.

The accuracy of these and other estimates may also be materially affected by the uncertainties arising under the Chapter 11 Cases.

--------------------------------------------------------------------------------
CONSOLIDATED OPERATIONS
--------------------------------------------------------------------------------

Set forth below is a chart that lists key operating statistics and percentage changes for the years ended December 31, 2002, 2001 and 2000. Immediately following the chart is an overview of the matters affecting the comparison of 2002 and 2001 as well as the comparison of 2001 and 2000. Each of these items should be referenced when reading management's discussion and analysis of the results of operations and financial condition. The chart below, as well as the financial information presented throughout this discussion, divides Grace's financial results between "core operations" and "noncore activities." Core operations comprise the financial results of Davison Chemicals, Performance Chemicals and the costs of corporate activities that directly or indirectly support business operations. In contrast, noncore activities comprise all other events and transactions not directly related to the generation of operating revenue or the support of core operations.

Neither pre-tax income from core operations nor pre-tax income from core operations before depreciation and amortization purport to represent income or cash flow as defined under generally accepted accounting principles, and should not be considered an alternative to such measures as an indicator of Grace's performance.

====================================================================================================================================

ANALYSIS OF CONSOLIDATED OPERATIONS                                                        % Change                     % Change
(Dollars in millions)                                             2002       2001 (a)     Fav(Unfav)      2000 (a)     Fav(Unfav)
------------------------------------------------------------------------------------------------------------------------------------
NET SALES:
    Davison Chemicals....................................    $    945.2     $    874.1       8.1%       $    783.9       11.5%
    Performance Chemicals................................         872.0          849.1       2.7%            813.5        4.4%
                                                             -----------------------------------------------------------------------
TOTAL GRACE SALES - CORE OPERATIONS......................    $  1,817.2     $  1,723.2       5.5%       $  1,597.4        7.9%
                                                             =======================================================================
PRE-TAX OPERATING INCOME (b):
    Davison Chemicals (c)................................    $    129.4     $    123.8       4.5%       $    128.0       (3.3%)
    Performance Chemicals................................          98.8           96.7       2.2%             91.6        5.6%
    Corporate operating costs............................         (47.4)         (33.0)    (43.6%)           (32.5)      (1.5%)
                                                             -----------------------------------------------------------------------
PRE-TAX INCOME FROM CORE OPERATIONS (d)..................         180.8          187.5      (3.6%)           187.1        0.2%
                                                             -----------------------------------------------------------------------
PRE-TAX INCOME (LOSS) FROM NONCORE ACTIVITIES............         (74.5)           3.0       NM             (188.4)       NM
Interest expense.........................................         (20.0)         (37.1)     46.1%            (28.1)     (32.0%)
Interest income..........................................           3.9            4.6     (15.2%)             9.7      (52.6%)
                                                             -----------------------------------------------------------------------
INCOME (LOSS) BEFORE CHAPTER 11 REORGANIZATION EXPENSE
AND INCOME TAXES.........................................          90.2          158.0     (42.9%)           (19.7)       NM
Chapter 11 reorganization expenses, net..................         (30.1)         (15.7)    (91.7%)            --          NM
Provision for income taxes...............................         (38.0)         (63.7)     40.3%            (70.0)       9.0%
                                                             -----------------------------------------------------------------------
 NET INCOME (LOSS).......................................    $     22.1     $     78.6     (71.9%)      $    (89.7)     187.6%
                                                             =======================================================================
KEY FINANCIAL MEASURES:
  PRE-TAX INCOME FROM CORE OPERATIONS AS A
    PERCENTAGE OF SALES:
      Davison Chemicals..................................          13.7%          14.2%     (0.5)pts          16.3%      (2.1)pts
      Performance Chemicals..............................          11.3%          11.4%     (0.1)pts          11.3%       0.1 pts
      Consolidated.......................................           9.9%          10.9%     (1.0)pts          11.7%      (0.8)pts

  Pre-tax income from core operations before
    depreciation and amortization (d)....................    $    275.4     $    276.5      (0.4%)      $    274.9        0.6%
  As a percentage of sales...............................          15.2%          16.0%     (0.8)pts          17.2%      (1.2)pts
                                                             =======================================================================
NET SALES BY REGION:
 North America...........................................    $    885.4     $    875.8       1.1%       $    860.0        1.8%
 Europe..................................................         551.9          472.9      16.7%            416.8       13.5%
 Asia Pacific............................................         272.8          267.5       2.0%            216.8       23.4%
 Latin America...........................................         107.1          107.0       0.1%            103.8        3.1%
                                                             -------------- ------------ -------------- ------------- --------------
 TOTAL...................................................    $ 1,817.2      $  1,723.2       5.5%       $  1,597.4        7.9%
====================================================================================================================================


NM = Not meaningful         a = Net sales amounts presented herein reflect a
                            reclassification of freight costs and sales commissions (previously shown as a reduction of sales).

                            b = Pre-tax operating income for all periods presented reflects a reallocation of the cost of annual accrued pension benefits of active participants from corporate to the respective business segments.

                            c = Davison Chemicals pre-tax operating income includes minority interest related to the Advanced Refining Technologies joint venture.

                            d = Neither pre-tax income from core operations nor pre-tax income from core operations before depreciation and amortization purport to represent income or cash flow as defined under generally accepted accounting principles, and should not be considered an alternative to such measures as an indicator of Grace's performance.

COSTS OF DOING BUSINESS IN CHAPTER 11

Although it is difficult to measure precisely how Chapter 11 has impacted Grace's overall financial performance, there are certain added costs that are directly attributable to operating under the Bankruptcy Code. Net reorganization expenses of $30.1 million in 2002 and $15.7 million in 2001 consist primarily of legal, financial and consulting fees incurred by Grace and three creditors' committees. In addition, for 2002 and 2001, Grace's pre-tax income from core operations included expenses of $7.8 million and $10.0 million, respectively, for Chapter 11-related compensation charges. Poor stock price performance in the period leading up to and after the Filing diminished the value of Grace's stock option program to current and prospective employees, which caused Grace to change its long-term incentive compensation program into a cash-based program. Grace has also sought to address employee retention issues by providing added compensation to certain employees and increasing Grace's contribution to its savings and investment plan.

There are numerous other indirect costs to manage Grace's Chapter 11 proceedings such as: management time devoted to Chapter 11 matters; added cost of debt capital; added costs of general business insurance, including directors and officers liability insurance; and lost business or acquisition opportunities due to complexities of operating under Chapter 11.

MATTERS AFFECTING COMPARISON - 2002 VS. 2001

The principal factors affecting changes in pre-tax income from core operations from 2001 to 2002 were: sales and income from three acquisitions completed in 2002 for a total cash cost of $28.5 million; the full-year impact of 2001 acquisitions; productivity gains; higher costs for pensions, medical benefits and insurance; the negative effects of the cost of facility rationalizations; and continued weakness in the global economy and in U.S. commercial construction activity. The primary factors affecting changes in pre-tax income from noncore activities included accruals for legal and environmental matters and higher pension costs, offset by income from life insurance policies. The effects of each of these factors are quantified throughout management's discussion and analysis.

MATTERS AFFECTING COMPARISON - 2001 VS. 2000

The principal factors affecting changes in pre-tax income from core operations from 2000 to 2001 were: sales and income from three acquisitions for a total cash cost of $84.4 million; the formation of a joint venture; a downturn in world economic activity beginning in late 2000 (exacerbated by the events of September 11, 2001); productivity gains; strengthening of the U.S. dollar compared to most foreign currencies; and increased energy costs. The primary factors affecting changes in pre-tax income from noncore activities were the sale of Grace's remaining interest in Cross Country Staffing in 2001 and accruals for legal and environmental matters. The effects of each of these factors are quantified throughout management's discussion and analysis.

NET SALES

The following table identifies the year-over-year increase or decrease in sales attributable to changes in product volumes, product prices and/or mix, and the impact of foreign currency translation.

================================================================================
NET SALES                                  2002 AS A PERCENTAGE
VARIANCE ANALYSIS                     INCREASE (DECREASE) FROM 2001
--------------------------------------------------------------------------------
                             VOLUME      PRICE/MIX     TRANSLATION      TOTAL
                           -----------------------------------------------------
Davison Chemicals......        6.3%         0.7%           1.1%         8.1%
Performance Chemicals..        3.8%        (0.1%)         (1.0%)        2.7%
Net sales..............        5.1%         0.3%           0.1%         5.5%
--------------------------------------------------------------------------------
BY REGION:
  North America........        1.6%        (0.5%)         --            1.1%
  Europe...............       13.1%         0.1%           3.7%        16.7%
  Latin America........        2.7%        13.2%         (15.9%)        0.1%
  Asia Pacific.........        3.0%        (1.2%)          0.2%         2.0%
================================================================================
                                           2001 AS A PERCENTAGE
                                      INCREASE (DECREASE) FROM 2000
--------------------------------------------------------------------------------

Davison Chemicals......       9.1%          4.5%          (2.1%)       11.5%
Performance Chemicals..       6.6%          0.5%          (2.7%)        4.4%
Net sales..............       7.8%          2.6%          (2.5%)        7.9%
--------------------------------------------------------------------------------
BY REGION:
  North America........       0.5%          1.6%          (0.3%)        1.8%
  Europe...............      14.4%          2.9%          (3.8%)       13.5%
  Latin America........      (1.3%)         9.7%          (5.3%)        3.1%
  Asia Pacific.........      28.5%          2.1%          (7.2%)       23.4%
================================================================================


Grace's 2002 net sales increased 5.5% to $1,817.2 million, compared with $1,723.2 million in 2001. Sales were favorably impacted by strong demand for refining catalysts, and by revenue from synergistic acquisitions in catalyst products, silica products and construction chemicals. Acquisitions contributed $45.0 million or 2.6 percentage points of the sales growth. The impact from foreign currency translation occurred primarily in Europe, where sales reported in U.S. dollars were positively affected by 3.7%, partially offset by Latin

America, where sales reported in U.S. dollars were adversely affected by 15.9%.

In 2002 and 2001, both business segments experienced volume growth. Catalyst volumes were strong due to increased refining catalyst demand. Silica products sales reflect the addition of two acquisitions during the first quarter of 2001 and volume increases in coatings. Construction chemical volume growth in Europe was driven by the acquisition of Pieri S.A. in July 2001.

In 2002, the most significant volume increases were experienced in Europe, primarily attributable to the Borealis A/S and Pieri S.A. acquisitions. In 2001, the most significant volume increases were experienced in Asia Pacific and Europe, attributable to acquisitions and the Advanced Refining Technologies LLC joint venture ("ART"). Reported net sales from Grace's non-U.S. operations were relatively free from impact of foreign currency translation in 2002, but were negatively impacted in 2001. Approximately 48% and 45% of Grace's reported net sales were generated by its non-U.S. operations in 2002 and 2001, respectively. For countries in which Grace operates, weighted average foreign currency exchange rates appreciated approximately 0.3% in 2002, and depreciated approximately 5.0% in 2001.

PRE-TAX INCOME FROM CORE OPERATIONS

Pre-tax income from core operations was $180.8 million for the year ended December 31, 2002, compared with $187.5 million for the year ended December 31, 2001, a decrease of 3.6%.

Grace values its U.S. inventories under the last-in/first-out method ("LIFO"), and its non-U.S. inventories under the first-in/first-out ("FIFO") method. LIFO was selected in 1974 for U.S. book and tax purposes because it generally results in a better match of current revenue with current costs. Grace cannot elect LIFO for its non-U.S. inventories due to statutory restrictions. However, if Grace valued its U.S. inventories using the FIFO method, consistent with non-U.S. subsidiaries, pre-tax income from core operations would have been $186.4 million for the year ended December 31, 2002, compared with $184.1 million for the year ended December 31, 2001, an increase of 1.2%. If Grace valued its U.S. inventories using the FIFO method, pre-tax income from core operations would have been $184.1 million for the year ended December 31, 2001, compared with $189.2 million for the year ended December 31, 2000, a decrease of 2.7%.

Operating income in 2002 was adversely affected by: continued weakness in the global economy and in U.S. commercial construction activity; lower than normal plant utilization; product mix; higher expenses to support growth initiatives; and higher costs for pensions, medical benefits, insurance and other operating costs. Higher sales and lower energy costs favorably affected operating income in 2002.

Higher energy costs and the negative effects of currency translation were the most significant factors adversely affecting operating income in 2001 and 2000. In the first half of 2001 and the last half of 2000, the rise in natural gas prices (used by Davison Chemicals as part of its manufacturing process) and transportation fuel prices (impacting distribution costs for Performance Chemicals) had an adverse affect on profit margins. These energy sources are also a significant factor in the cost of many raw materials used by both business segments. Selling price increases did not keep pace with the rapid rise in these energy related costs.

Corporate operating costs for the years ended December 31, 2002, 2001 and 2000 were $47.4 million, $33.0 million and $32.5 million, respectively. The increase from 2001 to 2002 is primarily attributable to higher pension and general insurance costs, offset by a year-over-year improvement in support function costs. The increase in pension costs was attributable to negative returns on pension plan assets, due to poor equity market performance. Grace also experienced a significant increase in costs of medical, general, and directors and officers liability insurance, due to market factors.

During 2002 and 2001, Grace continued to focus on productivity improvements. The results of its productivity initiatives are reflected in: 1) sales - through added plant capacity by improving production processes; 2) costs - through efficiency gains and purchasing synergies; 3) working capital - by improving collection processes and inventory management; and 4) capital avoidance - by maximizing asset utilization.

PRE-TAX INCOME (LOSS) FROM NONCORE ACTIVITIES

The pre-tax loss from noncore activities totaled $74.5 million for 2002, compared with pre-tax income from noncore activities of $3.0 million for 2001. The expense from noncore activities for 2002 included $70.7 million for Grace's defense and other probable costs to resolve pending environmental litigation (primarily in Libby, Montana).

Income from noncore activities for 2001 included $7.7 million from the sale of Grace's remaining cost-based investment in Cross Country Staffing, offset by accruals for legal and environmental matters primarily related to Grace's former vermiculite mining operations in Libby, Montana.

The pre-tax loss for 2000 included a provision of $208.0 million for asbestos-related litigation, net of insurance, as well as accruals for legal and environmental matters related to Grace's former vermiculite mining operations. These items were offset by a $19.0 million gain on the sale of marketable securities, and a $5.5 million gain on the sale of noncore assets.

CHAPTER 11 EXPENSES

Net reorganization expenses for the year ended December 31, 2002 were $30.1 million compared with $15.7 million for the prior year, and consisted primarily of legal, financial and consulting fees incurred by Grace and three creditors' committees related to the Filing. The increase in net reorganization expenses in 2002 compared with 2001 is due to a full year of costs and more activity in the Chapter 11 Cases. Grace believes that reorganization expenses will continue between $6 and $8 million per quarter for the foreseeable future.

INTEREST

Net interest expense for 2002 was $16.1 million, a decrease of 50.5% from net interest expense of $32.5 million in 2001. This decrease was attributable to a lower contractual interest rate on pre-petition debt subject to compromise, as well as lower interest expense on the DIP facility due to reduced borrowings in 2002 as compared with 2001. Net interest expense increased 76.6% in 2001 over the 2000 amount of $18.4 million. This increase was attributable to higher average debt levels in 2001 versus 2000 and the continued accrual of contractual interest on pre-petition debt subject to compromise, as well as interest expense on the DIP facility. Average debt levels were $508.6 million in 2002; $538.6 million in 2001; and $277.3 million in 2000. Interest accrued on pre-petition debt is subject to Grace's Chapter 11 proceedings. Weighted average interest rates in each year were 2.8%, 5.8% and 7.1%, respectively.

INCOME TAXES

Grace's provisions for income taxes at the federal corporate rate of 35% were $21.0 million and $49.8 million for the years ended December 31, 2002 and 2001, respectively. The primary differences between these amounts and the overall provisions for income taxes of $38.0 million for 2002 and $63.7 million for 2001 were attributable to current period interest on tax contingencies and the non-deductibility of certain Chapter 11 reorganization expenses. In 2000, Grace's benefit from income taxes at the federal corporate rate was $6.9 million. The primary difference between this amount and the overall provision for income taxes of $70.0 million was attributable to an accrual for probable additional taxes and interest relating to the tax deductibility of interest on corporate owned life insurance policy loans.

DAVISON CHEMICALS

================================================================================
                                                                    % Change
NET SALES                              2002            2001        Fav(Unfav)
--------------------------------------------------------------------------------
Catalyst products ..........     $     680.6      $    624.8           8.9%
Silica products.............           264.6           249.3           6.1%
--------------------------------------------------------------------------------
TOTAL DAVISON CHEMICALS.....     $     945.2      $    874.1           8.1%
================================================================================
                                                                    % Change
                                       2001            2000        Fav(Unfav)
--------------------------------------------------------------------------------
Catalyst products ..........     $     624.8      $    562.7          11.0%
Silica products.............           249.3           221.2          12.7%
--------------------------------------------------------------------------------
TOTAL DAVISON CHEMICALS.....     $     874.1      $    783.9          11.5%
================================================================================

Recent Acquisitions and Joint Ventures

In August 2002, ART, Grace's joint venture with Chevron Products Company ("Chevron"), acquired an exclusive license for the hydroprocessing catalyst technology of Japan Energy Corporation and its subsidiary Orient Catalyst Company. The joint venture will market and distribute catalysts based on this technology worldwide.

In January 2002, Grace, through its Swedish subsidiary, acquired the catalyst manufacturing assets of Borealis A/S. This acquisition has been integrated into Grace's global polyolefin catalysts business.

In March 2001, Grace acquired The Separations Group, a manufacturer of chromatography columns and separations media. In March 2001, a German subsidiary of Grace acquired the precipitated silicas business of Akzo-PQ Silicas.

In March 2001, Grace and Chevron formed ART, to develop and market hydroprocessing catalysts globally. ART conducts business through two distribution companies and one operating company. ART has agreements with both Grace and Chevron under which each provides certain administrative and research and development services to ART.

Sales

Catalyst products represented approximately 37%, 36% and 35% of 2002, 2001 and 2000 total Grace sales, respectively. This product group includes: fluid cracking catalysts and additives ("FCC") used in petroleum refineries to convert distilled crude oil into transportation fuels and other petroleum-based products; hydroprocessing catalysts, which upgrade heavy oils and remove certain impurities; polyolefin catalysts, which are essential components in the manufacture of polyethylene used in products such as high-performance plastic pipe and other plastic parts; and chemical catalysts, which are used in a variety of chemical processes. Silica products represented approximately 15%, 15% and 14% of 2002, 2001 and 2000 total Grace sales, respectively. Silica products are used in a wide range of industrial and consumer applications such as coatings, food processing, plastics, adsorbents, personal care products and separations.

Sales for the Davison Chemicals segment in 2002 were $945.2 million, an 8.1% increase over 2001. Acquisitions accounted for $25.0 million or 2.9 percentage points of the sales growth. Sales of catalyst products were up 8.9%. This increase primarily reflected added revenue from acquisitions and joint ventures that complemented polyolefin and hydroprocessing catalyst product offerings and an increase in FCC volumes. Sales of silica products were up 6.1% for the period, primarily from growth programs in coating applications and added volume in Latin America, Europe and Asia Pacific.

Sales in 2002 were up 5.9% in North America and 16.8% in Europe. In Latin America, sales were down 3.4%, and Asia Pacific sales were about even with 2001. In North America, the increase was primarily attributable to favorable order patterns of hydroprocessing catalysts, offset by a decrease in chemical catalysts. In Europe, the increase was driven by refining catalysts and silica coating applications, along with the Borealis A/S acquisition in polyolefin catalysts completed in the first quarter of 2002. The decrease in Latin America was primarily due to a reduction in sales of hydroprocessing catalysts offset by an increase in sales of silica materials.

Sales for the Davison Chemicals segment in 2001 were $874.1 million, an 11.5% increase over 2000. Acquisitions accounted for $40.9 million or 5.2 percentage points of the sales growth. Sales of catalyst products in 2001 were up 11.0% as compared with 2000. Excluding the negative impact of currency translation, 2001 sales were up 14.1%. This increase mainly reflected sales of new FCCs for value-added refinery applications. Silica product sales in 2001 were up 12.7% as compared with 2000. Excluding acquisitions and the negative impact of currency translation, 2001 sales decreased 2.5%, mainly reflecting weakness in demand for end-use segments such as plastics and coatings, which were most affected by the general economic downturn.

2001 sales in North America were down 4.6% compared with 2000. Sales were up 17.2% in Europe, 5.2% in Latin America, and 67.3% in Asia Pacific in 2001 as compared with 2000, despite the effect of currency weakness in those regions compared with the U.S. dollar, which adversely impacted 2001 sales by $16.6 million. Excluding the impact of currency translation, total Davison sales increased by 13.6%.

Operating Income

Pre-tax operating income of $129.4 million in 2002 was 4.5% higher than 2001. Added income from good year-over-year sales growth was partially offset by higher expenses to support growth initiatives and increases in employee benefits (including pension), insurance and other operating costs.

Pre-tax operating income of $123.8 million in 2001 was down 3.3% from $128.0 million in 2000. The decline in operating income was primarily attributable to higher energy and raw materials costs, partially offset by productivity initiatives.

PERFORMANCE CHEMICALS

================================================================================
                                                                    % Change
NET SALES                              2002           2001         Fav(Unfav)
--------------------------------------------------------------------------------
Construction chemicals........    $    393.9      $    365.1           7.9%
Building materials............         230.8           239.9          (3.8%)
Sealants and coatings.........         247.3           244.1           1.3%
--------------------------------------------------------------------------------
TOTAL PERFORMANCE CHEMICALS...    $    872.0      $    849.1           2.7%
================================================================================
                                                                    % Change
                                       2001           2000         Fav(Unfav)
--------------------------------------------------------------------------------
Construction chemicals........    $    365.1      $    348.7           4.7%
Building materials............         239.9           228.0           5.2%
Sealants and coatings.........         244.1           236.8           3.1%
--------------------------------------------------------------------------------
TOTAL PERFORMANCE CHEMICALS...    $    849.1      $    813.5           4.4%
================================================================================

Recent Acquisitions and Joint Ventures

In March 2002, Grace acquired the assets of Addiment, Incorporated, a leading supplier of specialty chemicals to the concrete paver and masonry industries in the U.S. and Canada, which has been integrated into the construction chemicals product line.

In July 2001, a French subsidiary of Grace acquired Pieri S.A., a leading supplier of specialty chemicals to the European construction industry.

Sales

The major product groups of this business segment include: specialty construction chemicals and specialty building materials used primarily by the nonresidential construction industry, and container sealants and coatings for food and beverage packaging. Construction chemicals, which represented 22% of 2002 total Grace sales (21% in 2001 and 22% in 2000) add strength, control corrosion, and enhance the handling and application of concrete, and reduce the manufacturing cost and improve the quality of cement. Building materials, which represented 13% of 2002, 14% of 2001 and 14% of 2000 total Grace sales, prevent water damage to structures and protect structural steel against collapse due to fire. Sealants and coatings, which represented 13% of 2002 total Grace sales (14% in 2001 and 15% in 2000) are used to seal beverage and food cans, and glass and plastic bottles, and to protect metal packaging from corrosion and the contents from the influences of metal.

Sales for the Performance Chemicals segment in 2002 were $872.0 million, a 2.7% increase over 2001. Acquisitions accounted for $20.0 million, or 2.4 percentage points of the sales growth, all related to construction chemicals. Sales of construction chemicals were up 7.9%, despite reduced commercial construction activity in North America. Sales were strong in all other geographic regions, reflecting additional sales from the Pieri S.A. acquisition, some pickup in construction activity and the success of new product programs and sales initiatives in key economics worldwide. Sales of building materials products were down 3.8%, reflecting softness in North American construction and re-roofing activity. This business is largely based in the United States and is most affected by changes in U.S. commercial construction activity. Sales of sealants and coatings were up 1.3%, reflecting continued good results from growth programs in coatings and closure compounds, particularly in North America and Europe.

2002 sales in North America were down 2.5% compared with 2001. 2002 sales were up in Europe by 16.9%, in Asia Pacific by 4.6% and in Latin America by 3.3%. Declining sales in North America occurred primarily in construction chemicals and building materials, reflecting softness in North American commercial construction activity. Sealants and coatings sales were up slightly compared with the prior year. In Europe, the increase in sales was primarily attributable to the Pieri S.A. acquisition and volume growth in all three product lines. Sales in Asia Pacific reflected an increase in construction chemicals, with offsetting declines in building materials and sealants and coatings. Sales in Latin America reflected an overall increase in sales of construction chemicals, with slight decreases in sales of building materials and sealants and coatings.

In 2001, sales of construction chemicals were $365.1 million, an increase of 4.7% over 2000. The Pieri S.A. acquisition accounted for 2.9 percentage points of the increase. Sales increased in all major regions and were driven by penetration of high-performance products for concrete and cement, especially in value added water reducers, grinding aids and quality improvers. Sales of building materials were $239.9 million in 2001, a 5.2% increase over 2000. Excluding the impact of acquisitions and unfavorable currency translation, sales were up 5.8%. This growth was attributable to increased sales in North America, primarily roofing underlayments and specialty structural waterproofing. Sales of sealants and coatings were $244.1 million in 2001, a 3.1% increase over 2000. Excluding acquisitions and unfavorable currency translation, sales were up 0.2%, primarily from volume gains in closure sealants and coatings.

2001 sales were down 7.6% in Asia Pacific as compared with 2000. 2001 sales were up 7.0% in North America, 7.2% in Europe and 1.1% in Latin America as compared with 2000. The effect of currency weakness in Europe, Asia Pacific and Latin America compared with the U.S. dollar adversely impacted sales by $20.3 million for 2001. Excluding the impact of currency translation, total Performance Chemicals sales increased 7.0%.

Operating Income

Pre-tax operating income increased 2.2% from $96.7 million in 2001 to $98.8 million in 2002. The cost of facility rationalizations during 2002, primarily in the sealants and coatings product line, partially offset the profit improvement from added sales and productivity. Pre-tax operating income of $96.7 million in 2001 was up 5.6% compared with pre-tax operating income of $91.6 million in 2000. This increase was attributable to higher sales and savings generated from productivity programs, which more than offset higher petroleum-based raw material costs.

CORPORATE OPERATING COSTS

Corporate operating costs include expenses incurred by corporate headquarters' functions in support of core operations. It includes the cost of corporate functions such as legal, finance, human resources and information technology, as well as other costs not directly attributable to business segments. Corporate operating costs for the year ended December 31, 2002 were $47.4 million, up from $33.0 million in 2001. This increase was primarily attributable to an increase in pension costs and directors and officers liability insurance ("D&O"), offset by lower support function expenses. Pension costs rose $17.6 million in 2002, reflecting the accounting effects of negative returns on pension assets from 2000 to 2002. The loss in value of pension assets will cause 2003 pension expense to increase by approximately $25.0 million. D&O costs increased $1.1 million, or 24.5% in 2002, reflecting the current tight insurance market for this coverage. Due to the continued difficulty in the D&O market, 2003 premiums for D&O are anticipated to increase by $5.4 million. Corporate operating costs for the year ended December 31, 2001 totaled $33.0 million, compared with $32.5 million for the prior year period, a 1.5% increase.

FINANCIAL POSITION AND CASH FLOWS

The following chart sets forth Grace's net asset position supporting its core operations and its net cash flows from core operations.


================================================================================
Core Operations                                    DECEMBER          December
(Dollars in millions)                                2002              2001
--------------------------------------------------------------------------------

Book value of invested capital
Receivables...................................   $     308.4        $    296.3
Inventory.....................................         172.4             180.0
Properties and equipment, net.................         614.6             582.9
Intangible assets and other...................         609.7             585.0
Assets supporting core operations.............       1,705.1           1,644.2
Accounts payable and accruals.................        (311.0)           (294.5)
                                                 -------------------------------
Capital invested in core operations...........   $   1,394.1        $  1,349.7
After-tax return on average invested capital
  (trailing twelve months)....................           8.3%              9.4%
                                                 ===============================
                                                            DECEMBER 31,
                                                 -------------------------------
Cash flows:                                           2002              2001
                                                 -------------------------------
Pre-tax operating income......................   $     180.8        $    187.5
Depreciation and amortization.................          94.6              89.0
                                                 -------------------------------
Pre-tax earnings before depreciation and
  amortization ...............................         275.4             276.5
Working capital and other changes.............          28.1             (47.9)
                                                 -------------------------------
Cash flow before investing....................         303.5             228.6
Capital expenditures..........................         (91.1)            (62.9)
Businesses acquired...........................         (28.5)            (84.4)
                                                 -------------------------------
Net cash flow from core operations............   $     183.9        $     81.3
================================================================================

Grace had a net asset position supporting its core operations of $1,394.1 million at December 31, 2002, compared with $1,349.7 million at December 31, 2001 (including the cumulative translation account reflected in Shareholders' Equity (Deficit) of $119.5 million for 2002 and $164.8 million for 2001). The increase in invested capital supporting core operations was primarily due to:

a) An increase in receivables of $12.1 million, which was attributable to currency translation, primarily of European and Asian receivables, reflecting the weaker dollar.

b) An overall decrease in inventory of $7.6 million consisting of: a $15.4 million decrease based on a reduction in the number of days on hand as compared with the prior year, offset by an increase of $7.8 million attributable to currency translation, primarily of European and Asian inventories reflecting the weaker dollar.

c) An increase in property, equipment and intangibles due to currency translation and capital invested in property and acquisitions.

The after tax return on capital invested in core operations decreased by 1.1 percentage points in 2002, due to a 3.6% decline in pre-tax operating income compared to a higher investment base. Net cash flows from core operations increased due to the easing of working capital pressures that began prior to the Filing, and a reduction in cash invested in business acquisitions, partially offset by an increase in capital spending, primarily for expansion projects coming on line in 2003.


--------------------------------------------------------------------------------
FINANCIAL CONDITION
--------------------------------------------------------------------------------

EFFECT OF CHAPTER 11

As described under "Voluntary Bankruptcy Filing", the Company and its principal U.S. operating subsidiary are debtors-in-possession under Chapter 11 of the Bankruptcy Code. Grace's non-U.S. subsidiaries, although not part of the Filing, are owned directly or indirectly by the Company's principal operating subsidiary or other filing entities. Consequently, it is likely that a Chapter 11 reorganization plan will involve the combined value of Grace's global businesses and its other assets to fund (with cash and/or securities) Grace's obligations as adjudicated through the bankruptcy process. Grace has analyzed its cash flow and capital needs to continue to fund its businesses and believes that, while in Chapter 11, sufficient cash flow and credit facilities are available to support its business strategy.

The following sections address Grace's financial condition in more detail and describe the major contingencies that are being addressed as part of the Chapter 11 process. Grace's ability to present a plan of reorganization to the Bankruptcy Court depends largely on the timing of resolution of these contingencies.

LIABILITIES AND CONTINGENCIES

Grace has a number of financial exposures originating from past businesses, products and events. These obligations arose from transactions and/or business practices that date back to when Grace was a much larger company, when it produced products or operated businesses that are no longer part of its revenue base, and when government regulations and scientific knowledge were much less advanced than today. The table below summarizes the net noncore liability at December 31, 2002 and 2001 and the net cash flow from noncore activities for the years then ended:


================================================================================
NONCORE ACTIVITIES
(Dollars in millions)                              2002              2001
--------------------------------------------------------------------------------
NONCORE LIABILITIES:
Asbestos-related liabilities.............    $      (973.2)    $      (996.3)
Asbestos-related insurance receivable....            282.6             293.4
                                             -----------------------------------
Asbestos-related liability, net .........           (690.6)           (702.9)
Environmental remediation................           (201.1)           (153.1)
Postretirement benefits..................           (147.2)           (169.1)
Retained obligations and other...........            (55.3)            (80.6)
                                             -----------------------------------
NET NONCORE LIABILITY....................    $    (1,094.2)    $    (1,105.7)
================================================================================
CASH FLOWS:
Pre-tax (loss) income from noncore
  activities.............................    $       (74.5)    $         3.0
Non-cash charges.........................             77.6               4.0
Cash spending for:
  Asbestos-related litigation, net of
    insurance recovery...................             (2.3)            (30.8)
  Environmental remediation..............            (20.8)            (28.9)
  Postretirement benefits................            (21.5)            (22.3)
  Retained obligations and other.........             (4.5)             (9.1)
                                             -----------------------------------
NET CASH FLOW FROM NONCORE ACTIVITIES ...    $       (46.0)    $       (84.1)
================================================================================

As described under "Voluntary Bankruptcy Filing," the resolution of most of these noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. Grace cannot predict with any certainty how, and for what amounts, any of such estimates will be resolved. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded by Grace at December 31, 2002.

ASBESTOS-RELATED MATTERS

Grace is a defendant in lawsuits relating to previously sold asbestos-containing products. In 2002, Grace paid $2.3 million for the defense and disposition of asbestos-related property damage and bodily injury litigation, net of amounts received under settlements with insurance carriers, compared with net expenditures in 2001 of $30.8 million. At December 31, 2002, Grace's balance sheet reflects a gross liability of $973.2 million, ($690.6 million net of insurance). This liability represents management's estimate of the undiscounted future net cash outflows in satisfaction of Grace's current and expected asbestos-related claims, based on facts and circumstances existing prior to the Filing. Changes to the recorded amount of such liability will be based on Chapter 11 developments and Grace's assessment of the claim amounts that will ultimately be allowed by the Bankruptcy Court. Grace's ultimate liability for asbestos-related litigation could differ materially from the recorded liability.

During the year prior to the Filing, Grace experienced several adverse developments in its asbestos-related litigation, including: a significant increase in bodily injury claims; higher than expected costs to resolve certain property damage and bodily injury claims; and defense costs related to new class-action lawsuits alleging damages from a former attic insulation product not previously subject to property damage litigation. In addition, five co-defendant companies in asbestos bodily injury litigation petitioned for bankruptcy court protection. These developments contribute to the risk that Grace would be subject to more claims than previously projected, with higher settlement demands. (See Notes 1 and 3 to the Consolidated Financial Statements for further information concerning asbestos-related lawsuits and claims.)

The Consolidated Balance Sheet at December 31, 2002 includes total amounts due from insurance carriers of $282.6 million pursuant to settlement agreements with insurance carriers. The recovery of amounts due from insurance carriers is dependent upon the timing, character and exposure periods of asbestos-related claims. Grace's Chapter 11 proceedings could also affect recovery timing and amounts.

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

ENVIRONMENTAL MATTERS

Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations. Grace has expended substantial funds to comply with such laws and regulations and expects to continue to do so in the future. The following table sets forth Grace's expenditures in the past three years for (i) the operation and maintenance of environmental facilities and the disposal of wastes with respect to continuing operations; (ii) capital expenditures for environmental control facilities relating to continuing operations; and (iii) site remediation.

================================================================================
                            OPERATION OF
                             FACILITIES           CAPITAL
(DOLLARS IN MILLIONS)         AND WASTE        EXPENDITURES     SITE REMEDIATION
--------------------------------------------------------------------------------
2002                       $    36.9           $    5.6         $     13.7
--------------------------------------------------------------------------------
2001                            31.7                3.8               26.6
--------------------------------------------------------------------------------
2000                            26.4                4.0               42.4
================================================================================

Expenditures to comply with environmental initiatives in 2003 and 2004 are estimated to be between $35.0 and $39.0 million for the operation of facilities and waste disposal and $5.0 and $10.0 million for capital expenditures. Costs incurred to remediate environmentally impaired sites have been charged against previously established reserves. At December 31, 2002, Grace's recorded liability for environmental investigative and remediation costs related to both continuing and discontinued operations totaled $201.1 million, as compared with $153.1 million at December 31, 2001. This estimate of environmental costs is based on funding and/or remediation agreements in place, together with Grace's best estimate of its cost for sites not subject to a formal remediation plan. Future pre-tax cash outlays for remediation costs are expected to range between $8.0 and $22.0 million over the next few years. This estimate does not include spending or reimbursement of remediation costs related to Grace's former vermiculite mining and processing activities in the Libby, Montana area.

From the 1920's until 1990, Grace and previous owners conducted vermiculite mining and related activities near Libby, Montana. The vermiculite ore that was mined contained varying amounts of asbestos as a contaminant, almost all of which was removed during processing. Expanded vermiculite from Libby was used in products such as fireproofing, insulation and potting soil. In November 1999, Region 8 of the U.S. Environmental Protection Agency ("EPA") began an investigation into alleged excessive levels of asbestos-related disease in the Libby population related to these former mining activities. This investigation led the EPA to undertake additional investigative activity and to carry out response actions in and around Libby. On March 30, 2001, the EPA filed a lawsuit in U.S. District Court for the District of Montana, Missoula Division (United States v. W. R. Grace & Company et al.) under the Comprehensive Environmental Response, Compensation and Liability Act for the recovery of costs allegedly incurred by the United States in response to the release or threatened release of asbestos in the Libby, Montana area relating to such former mining activities. These costs include cleaning and/or demolition of contaminated buildings, the excavation and removal of contaminated soil, health screening of Libby residents and former mine workers, and investigation and monitoring costs. In this action, the EPA also sought a declaration of Grace's liability that would be binding in future actions to recover further response costs.

In connection with its defense, Grace conducted its own investigation to determine whether the EPA's actions and cost claims were justified and reasonable. In December 2002, the District Court granted the United States' motion for partial summary judgment on a number of issues that limited Grace's ability to challenge the EPA's response actions. In January 2003, a trial was held on the remainder of the issues, which primarily involved the reasonableness and adequacy of documentation of the EPA's cost recovery claims through December 31, 2001. No decision has yet been issued. The EPA's Libby-related cost recovery claims through December 31, 2001 totaled approximately $57 million. Based on the testimony of EPA witnesses deposed in the lawsuit and other information, Grace believes that the EPA's total cost recovery claims could reach, and potentially exceed, $100 million. This lawsuit is not subject to the automatic stay provided under the Bankruptcy Code. Grace has accrued a liability of $63.0 million at December 31, 2002, with respect to this lawsuit and future cost recovery claims expected to be made by the EPA, which represents Grace's current estimate of probable liability and defense costs, pending the issuance of a decision of the trial court and the availability of additional information about the EPA's 2002 costs and projected future costs. Liabilities for recovery costs are included in "liabilities subject to compromise" and any payments would be subject to the outcome of the Chapter 11 proceedings.

Since January 2000, Grace has spent approximately $13.2 million for remediation of certain Libby area vermiculite processing sites and for health care of Libby area residents diagnosed with asbestos-related illness.

The EPA is also evaluating environmental risks at vermiculite processing sites throughout the U.S. that processed vermiculite from Libby, Montana, and has made claims against Grace to carry out or fund remediation activities. Grace is reviewing the EPA's actions and cost claims to determine whether they are justified and reasonable and, in several instances, has remediated or agreed to remediate certain sites. Costs associated with the above are included in "provision for environmental remediation" included in the Consolidated Statement of Operations.

POSTRETIREMENT BENEFITS

Grace provides certain postretirement health care and life insurance benefits for retired employees, a large majority of which pertain to retirees of previously divested businesses. These plans are unfunded, and Grace pays the costs of benefits under these plans as they are incurred. Effective January 1, 2002, Grace's postretirement medical plan was amended to increase the contribution required to be paid by the retirees to a minimum of 40% of the calculated premium. During 2002, per capita costs under the retiree medical plans exceeded caps on the amount Grace is required to subsidize under the 1993 amendment to the plan. As a result, for 2003 and future years, retirees will bear 100% of any increase in premium costs.

RETAINED OBLIGATIONS OF DIVESTED BUSINESSES

The principal retained obligations of divested businesses relate to contractual indemnification and to contingent liabilities not passed on to the new owner. At December 31, 2002, Grace had recorded $55.3 million, as compared with $80.5 million at December 31, 2001, to satisfy such obligations. The decrease primarily relates to a reclassification within "liabilities subject to compromise." Most of these matters are now subject to the automatic stay of the Bankruptcy Court and are expected to be resolved as part of Grace's Chapter 11 proceedings.

TAX MATTERS

Grace has received the examination report from the Internal Revenue Service ("IRS") on tax periods 1993 through 1996 asserting, in the aggregate, approximately $114.0 million of proposed tax adjustments. The most significant contested issue addressed in such report concerns corporate-owned life insurance ("COLI") policies and is discussed below. Other proposed IRS tax adjustments include Grace's tax position regarding research and development credits, reporting of certain divestitures and other miscellaneous proposed adjustments. The tax audit for the 1993 through 1996 tax period is under the jurisdiction of IRS Appeals, where Grace has filed a protest. Grace's federal tax returns covering tax periods 1997 and forward are either under examination by the IRS or open for future examination. Grace believes that previously established reserves for tax matters will be sufficient to cover the expected net cost of probable tax return adjustments. Any cash payment would be subject to Grace's Chapter 11 proceedings.

In 1988 and 1990, Grace acquired COLI policies on the lives of certain of its employees as part of a strategy to fund the cost of postretirement employee health care benefits and other long-term liabilities. COLI premiums have been funded in part by loans issued against the cash surrender value of the COLI policies. The IRS is challenging deductions of interest on loans secured by COLI policies for years prior to 1999. In 2000, Grace paid $21.2 million of tax and interest related to this issue for tax years 1990 through 1992. Subsequent to 1992, Grace deducted approximately $163.2 million in interest attributable to COLI policy loans. Although Grace continues to believe that the deductions were legitimate, the IRS has successfully challenged interest deductions claimed by other corporations with respect to broad-based COLI policies in all of the three litigated cases to date. Therefore, Grace requested and was granted early referral to the IRS Office of Appeals for consideration of possible settlement alternatives of the COLI interest deduction issue.

On September 23, 2002, Grace filed a motion in its Chapter 11 bankruptcy proceeding requesting that the Bankruptcy Court authorize Grace to enter into a settlement agreement with the IRS with respect to Grace's COLI interest deductions. The tax years at issue are 1989 through 1998. Under the terms of the proposed settlement, the government would allow 20% of the aggregate amount of the COLI interest deductions and Grace would owe federal income tax and interest on the remaining 80%. Grace has accrued for the potential tax and interest liability related to the disallowance of all COLI interest deductions and continues to accrue interest as part of its quarterly income tax provision. On October 22, 2002, the Bankruptcy Court issued an order authorizing Grace to enter into settlement negotiations with the IRS consistent with the aforementioned terms and further ordered that any final agreement would be subject to Bankruptcy Court approval. Grace is currently in discussions with the IRS concerning the proposed settlement.

The IRS has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1995 against a Grace subsidiary that formerly operated a temporary staffing business for nurses and other health care personnel. The assessments, aggregating $21.8 million, were made in connection with a meal and incidental expense per diem plan for traveling health care personnel, which was in effect through 1999. The IRS contends that certain per diem reimbursements should have been treated as wages subject to employment taxes and federal income tax withholding. Grace contends that its per diem and expense allowance plans were in accordance with statutory and regulatory requirements, as well as other published guidance from the IRS. Grace expects that the IRS will make additional assessments for the 1996 through 1999 periods. The matter is currently pending in the United States Court of Claims. Grace is currently in discussions with the Department of Justice concerning possible settlement options.

LITIGATION RELATED TO FORMER PACKAGING AND MEDICAL CARE BUSINESSES

On November 29, 2002, Sealed Air Corporation ("Sealed Air") and Fresenius Medical Care AG ("Fresenius") each announced that they had reached agreements in principle with the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants to settle asbestos and fraudulent conveyance claims related to the 1998 transaction involving Grace's former packaging business and Sealed Air, and the 1996 transaction involving Grace's former medical care business and Fresenius, respectively. Under the terms of the proposed Sealed Air settlement, Sealed Air would make a payment of $512.5 million (plus interest at 5.5% per annum commencing on December 21, 2002) and nine million shares of Sealed Air common stock, valued at $335.7 million as of December 31, 2002, as directed by the Bankruptcy Court upon confirmation of Grace's plan of reorganization. Under the terms of the proposed Fresenius settlement, as subsequently revised, Fresenius would contribute $115.0 million to the Grace estate, or as otherwise directed by the Bankruptcy Court, upon confirmation of a plan of reorganization. The Sealed Air and Fresenius settlements are subject to the approval of the Bankruptcy Court. Grace is unable to predict how these settlements may ultimately affect its plan of reorganization.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

CASH RESOURCES AND AVAILABLE CREDIT FACILITIES

At December 31, 2002, Grace had $365.4 million in cash and cash-like assets on hand ($283.0 million in cash and cash equivalents and $82.4 million in cash value of life insurance). In addition, Grace had access to committed credit facilities aggregating $248.4 million under the DIP facility, of which $226.2 million (net of letters of credit and holdback provisions) was available at December 31, 2002. The Debtors have filed a motion with the Bankruptcy Court seeking approval to extend the term of the DIP facility for an additional three years and to modify certain other provisions. Grace believes that these funds and credit facilities will be sufficient to finance its business strategy while in Chapter 11.

CASH FLOW

Grace's net cash flow from core operations before investing was $303.6 million in 2002, compared with $228.6 million in 2001. Acquisition investments aggregated $28.5 million in 2002, compared with $84.4 million in 2001. Total Grace capital expenditures for 2002 and 2001 were $91.1 million and $62.9 million, respectively, substantially all of which was directed toward its business segments for capacity expansion and routine upgrades.

Grace expects to continue to invest excess cash flow and/or other available capital resources in its core business segments. These investments are likely to be in the form of added plant capacity, product line extensions and geographic market expansions. Such investments may be subject to Bankruptcy Court approval and Chapter 11 creditor committee review. Grace has taken steps to improve productivity and manage costs and, at this time, projects 2003 cash flow from core operations comparable to 2002.

The pre-tax cash outflow of noncore activities was $46.0 million in 2002, compared with an outflow of $84.1 million in 2001. The decreased cash outflow was primarily due to lower asbestos-related payments in 2002 resulting from the stay on payments for asbestos-related claims after the Filing Date. Expenditures for environmental remediation were lower in 2002, due partly to Grace's Chapter 11 proceedings and partly to the completion of remediation work on certain sites. Postretirement benefit payments were consistent with the prior year. Payments for retained obligations of divested businesses and other contingencies were lower in 2002 due to the stay of litigation and to the one-time nature of these matters.

Cash flows used for investing activities in 2002 were $110.7 million, compared with cash used of $131.4 million in 2001, and cash used of $94.0 million in 2000. Net cash outflows in 2002 were primarily impacted by businesses acquired of $28.5 million and capital expenditures of $91.1 million, $20.8 million of which was for capacity expansion projects. Net cash outflows in 2001 consisted of $84.4 million in businesses acquired and $62.9 million of capital expenditures.

Net cash (used for) provided by financing activities in 2002, 2001, and 2000 was ($9.2 million), $123.1 million and $239.9 million, respectively. In 2002, cash used in financing activities was primarily for loan repayments against life insurance policies. In 2001, borrowings under credit facilities of $93.5 million, net of repayments, were used to pay down Grace's receivables securitization program, which was terminated in May 2001, and to fund investments in acquired businesses, capital expenditures and noncore obligations. Net cash provided by financing activities in 2000 primarily related to borrowings under credit facilities of $311.3 million and the exercise of stock options of $5.8 million, offset by the repayment of $24.7 million of long-term debt, and the purchase of $47.3 million of treasury stock.

LIFE INSURANCE

Grace is the beneficiary of life insurance policies on certain current and former employees with a net cash surrender value of $82.4 million at December 31, 2002. This net cash surrender value is composed of $471.3 million in policy gross cash value offset by $388.9 million of policy loans. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flows (primarily tax-free) over an extended period. Certain of these policies are of the type that has received recent judicial and legislative attention. Pending rulings and proposed reforms could adversely affect the availability of these policies as a funding source for Grace's noncore liabilities. Grace is evaluating whether to continue the policies that may be affected by these developments or to terminate them for their cash value.

DEBT AND OTHER CONTRACTUAL OBLIGATIONS

Total debt outstanding at December 31, 2002 was $542.2 million. As a result of the Filing, Grace is now in default on $501.0 million of such debt, which has been included in "liabilities subject to compromise" as of December 31, 2002. The automatic stay provided under the Bankruptcy Code prevents Grace's lenders from taking any action to collect the principal amounts as well as related accrued interest. However, Grace will continue to accrue and report interest on such debt during the Chapter 11 proceedings (unless further developments lead management to conclude that it is probable that such interest will not be paid).

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

Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At December 31, 2002, Grace had gross financial assurances outstanding of $237.7 million, comprised of $137.4 million of gross surety bonds issued by various insurance companies and $100.3 million of standby letters of credit issued by various banks. Of the standby letters of credit, $19.7 million act as collateral for surety bonds, thereby reducing Grace's overall obligations under its financial assurances to a net amount of $218.0 million. Of this net amount, approximately $6.5 million were issued on behalf of non-Debtor entities and $211.5 million were issued on behalf of the Debtors. Of the amounts issued by the Debtors, approximately $195.1 million were issued before the Filing Date, with the remaining $16.4 million being subsequent to the Filing, of which $13.7 million was issued under the DIP facility.

================================================================================
CONTRACTUAL OBLIGATIONS NOT SUBJECT TO COMPROMISE
--------------------------------------------------------------------------------
                                             Payments due by Period
                                 -----------------------------------------------
                                               Less
                                              than 1      1-3
(Dollars in millions)               Total      Year      Years    Thereafter
--------------------------------------------------------------------------------
Debt.......................      $    3.4   $    3.4   $   --     $   --
Operating leases...........          67.5       16.0       33.0       18.5
                                 -----------------------------------------------
TOTAL CONTRACTUAL CASH
OBLIGATIONS................      $   70.9   $   19.4   $   33.0   $   18.5
================================================================================

PENSION BENEFITS

The decline in value of the U.S. and global equity markets, coupled with a decline in interest rates during 2002 and 2001, created a shortfall between accounting measurements of Grace's obligations under certain of its qualified pension plans for U.S. employees and the market value of dedicated pension assets. Grace's U.S. pension trust has been reduced by an overall negative return of 6.9% per annum over this three year period. The combination of negative returns on assets and lower interest rates required a balance sheet adjustment in shareholders' equity (deficit) of $147.7 million and $124.4 million at December 31, 2002 and 2001, respectively (net of tax), to recognize the pension shortfall and to fully reserve deferred pension losses. Grace has lowered its assumed return on plan assets for 2003 to 8.25%, down from 9.0% for 2002 and 2001. The new rate of return is comparable to the average long-term rate of return Grace has experienced since 1990. Furthermore, as a result of these conditions, certain of Grace's U.S. qualified pension plans are underfunded as defined by the Employee Retirement Income Security Act of 1984 (ERISA) and will require contributions from Grace over the next several years to close the shortfall between dedicated assets and measured pension obligations. The amount and timing of contributions could be affected by Grace's Chapter 11 proceedings. The total shortfall as of December 31, 2002 as defined under ERISA is $227.1 million.

SHARE ACTIVITY

Key employees of Grace currently receive salaries, and are eligible to receive incentive bonuses and other long-term benefits, including stock options. In 2002, no options were issued as the uncertainties resulting from the Filing have diminished the value of the stock option program to current and prospective employees. In 2001, the Company granted a total of 1,339,846 options with an average exercise price of $2.53.

--------------------------------------------------------------------------------
INFLATION
--------------------------------------------------------------------------------

The financial statements are presented on a historical cost basis and do not fully reflect the impact of prior years' inflation. While the U.S. inflation rate has been modest for several years, Grace operates in international economies with both inflation and currency risks. The ability to pass on inflation costs is an uncertainty due to general economic conditions and competitive situations. The cost of replacing Grace's property and equipment today is estimated to be greater than its historical cost. Accordingly, depreciation expense would be greater if the expense were stated on a current cost basis.

--------------------------------------------------------------------------------
ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

See Note 1 of Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on Grace.




--------------------------------------------------------------------------------
FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. In addition to the uncertainties referred to in Management's Discussion and Analysis of Results of Operations and Financial Condition, other uncertainties include: the impact of worldwide economic conditions; pricing of both Grace's products and raw materials; customer outages and customer demand; factors resulting from fluctuations in interest rates and foreign currencies; the impact of competitive products and pricing; the continued success of Grace's process improvement initiatives; the impact of tax, legislation and other regulations in the jurisdictions in which the Company operates; and development in and the outcome of the Chapter 11 proceedings discussed above. Also, see "Introduction and Overview - Projections and Other Forward-Looking Information" in Item 1 of Grace's current Annual Report on Form 10-K.

                       W. R. GRACE & CO. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                              (Dollars in millions)


                                                           FOR THE YEAR 2002
========================================================================================================================
                                                                                Additions/(deductions)
                                                                --------------------------------------------------------
                                                                                 Charged/
                                                                 Balance at     (credited)                  Balance at
                                                                beginning of     to costs       Other         end of
                         Description                               period      and expenses    net (a)        period
------------------------------------------------------------------------------------------------------------------------
VALUATION AND QUALIFYING ACCOUNTS DEDUCTED FROM ASSETS:
     Allowances for notes and accounts receivable.............  $    7.6       $     (2.2)   $    --       $     5.4
     Allowances for long-term receivables.....................       0.6              0.2         --             0.8
     Valuation allowance for deferred tax assets..............     158.0             (5.5)        --           152.5
RESERVES:
     Reserves for retained obligations of divested businesses.  $   80.5       $     --      $   (25.2)    $    55.3
========================================================================================================================

                                                           FOR THE YEAR 2001
========================================================================================================================
                                                                                Additions/(deductions)
                                                                --------------------------------------------------------
                                                                                 Charged/
                                                                 Balance at     (credited)                  Balance at
                                                                beginning of     to costs       Other         end of
                         Description                               period      and expenses    net (b)        period
------------------------------------------------------------------------------------------------------------------------
VALUATION AND QUALIFYING ACCOUNTS DEDUCTED FROM ASSETS:
     Allowances for notes and accounts receivable.............  $    4.4       $      3.2    $    --       $     7.6
     Allowances for long-term receivables.....................       0.8             (0.2)        --             0.6
     Valuation allowance for deferred tax assets..............     179.1            (21.1)        --           158.0
RESERVES:
     Reserves for retained obligations of divested businesses.  $   78.1       $     --      $     2.4     $    80.5
========================================================================================================================

                                                           FOR THE YEAR 2000
========================================================================================================================
                                                                                Additions/(deductions)
                                                                --------------------------------------------------------
                                                                                 Charged/
                                                                 Balance at     (credited)                  Balance at
                                                                beginning of     to costs       Other         end of
                         Description                               period      and expenses    net (b)        period
------------------------------------------------------------------------------------------------------------------------
VALUATION AND QUALIFYING ACCOUNTS DEDUCTED FROM ASSETS:
     Allowances for notes and accounts receivable.............  $    4.1       $      0.3    $    --       $     4.4
     Allowances for long-term receivables.....................       0.8             --           --             0.8
     Valuation allowance for deferred tax assets..............     153.2             16.4          9.5         179.1
RESERVES:
     Reserves for retained obligations of divested businesses.  $   99.1       $      6.2    $   (27.2)    $    78.1
========================================================================================================================

(a) $25.2 million represents net spending offset by a reclass of an $18.0 million tax receivable relating to Grace's divested packaging business.

(b) Consists of additions and deductions applicable to businesses acquired, disposals of businesses, bad debt write-offs, foreign currency translation, reclassifications (including the deconsolidation of amounts relating to discontinued operations), cash payments for previously established reserves for divested businesses and miscellaneous other adjustments.

                                                                      EXHIBIT 12

                       W. R. GRACE & CO. AND SUBSIDIARIES
              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND
            COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS (a)
                      (Dollars in millions, except ratios)
                                   (Unaudited)

============================================================================================================================
                                                                             Years Ended December 31, (b)
                                                          ------------------------------------------------------------------
                                                            2002 (C)        2001       2000 (d)      1999       1998 (e)
----------------------------------------------------------------------------------------------------------------------------
Net income (loss) from continuing operations.........     $      22.1   $     78.6   $    (89.7)  $    130.2   $   (194.7)
Add (deduct):
Provision for (benefit from) income taxes............            38.0         63.7         70.0         73.2        (28.5)

Minority interest in income (loss) of majority owned
subsidiaries.........................................            (1.9)        (3.5)        --           --           --

Equity in unremitted losses (earnings) of less than
50%-owned companies..................................             1.7         (4.0)        (0.5)        (0.2)        (1.2)

Interest expense and related financing costs,
including amortization of capitalized interest.......            22.3         39.5         30.6         18.8         37.5

Estimated amount of rental expense deemed to
represent the interest factor........................             5.0          4.7          4.7          5.2          5.2
                                                          ------------------------------------------------------------------
Income (loss) as adjusted............................     $      87.2   $    179.0   $     15.1   $    227.2   $   (181.7)
                                                          ==================================================================

Combined fixed charges and preferred stock dividends:
Interest expense and related financing costs,
including capitalized interest.......................     $      21.8   $     37.6   $      29.1  $     17.0   $     37.4

Estimated amount of rental expense deemed to
represent the interest factor........................             5.0          4.7           4.7         5.2          5.2
                                                          ------------------------------------------------------------------
Fixed charges........................................            26.8         42.3          33.8        22.2         42.6

Combined fixed charges and preferred stock dividends.     $      26.8   $     42.3   $      33.8  $     22.2   $     42.6
                                                          ==================================================================
Ratio of earnings to fixed charges...................             3.25          4.23       (f)          10.23        (f)
                                                          ==================================================================
Ratio of earnings to combined fixed charges and
preferred stock dividends............................             3.25          4.23       (f)          10.23        (f)
============================================================================================================================


(a) Grace's preferred stocks were retired in 1996.

(b) Certain amounts have been restated to conform to the 2002 presentation.

(c) Amounts contain a provision for non-operating environmental remediation of $70.7 million.

(d) Includes a pre-tax provision of $208.0 million for asbestos-related liabilities net of insurance coverage. The provision for income taxes includes a $75.0 million charge for tax and interest relating to tax deductibility of interest on corporate-owned life insurance policy loans.

(e) Includes a pre-tax provision of $376.1 million for asbestos-related liabilities net of insurance coverage; $21.0 million relating to restructuring costs and asset impairments, offset by a pre-tax gain of $38.2 million for the receipt of insurance proceeds related to environmental matters, partially offset by a charge to reflect a change in the environmental remediation strategy for a particular site.

(f) As a result of the losses incurred for the years ended December 31, 2000 and 1998, Grace was unable to fully cover the indicated fixed charges.

                       W. R. GRACE & CO. AND SUBSIDIARIES
                   REPORT ON INTERNAL CONTROLS AND PROCEDURES

General Statement Of Responsibility.
------------------------------------

The management of Grace is responsible for the preparation, integrity and objectivity of the Consolidated Financial Statements and the other information included in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and accordingly include certain amounts that represent management's best estimates and judgments. Actual amounts could differ from those estimates. Management maintains internal control systems to assist it in fulfilling its responsibility for financial reporting. These systems include business, accounting and reporting policies and procedures, selection of personnel, segregation of duties and an internal audit function. For 2002, a Disclosure Committee was established to oversee Grace's public financial reporting process and key managers were required to confirm their compliance with Grace's policies and internal control systems. While no system can ensure elimination of all errors and irregularities, Grace's systems, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed, transactions are properly executed and reported and appropriate disclosures are made. The concept of reasonable assurance is based on the recognition that there are limitations in all systems of internal control and that the costs of such systems should not exceed their benefits.

Evaluation Of Disclosure Controls And Procedures.
-------------------------------------------------

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