Form 10-Q
period 2003-03-31
W R GRACE & CO
filed 2003-05-13
CIK 1045309

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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



          Yes     [X]                               No   [ ]

65,542,679 shares of Common Stock, $0.01 par value, were outstanding at April 30, 2003.



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

           Consolidated Statement of Cash Flows                                                I - 3

           Consolidated Balance Sheet                                                          I - 4

           Consolidated Statement of Shareholders' Equity (Deficit)                            I - 5

           Consolidated Statement of Comprehensive Income                                      I - 5

           Notes to Consolidated Financial Statements                                     I - 6 to I - 20

Item 2.    Management's Discussion and Analysis of Results of Operations and
           Financial Condition                                                           I - 21 to I - 32

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                         I - 33

Item 4.    Controls and Procedures                                                            I - 33


PART II. OTHER INFORMATION
--------

Item 1.    Legal Proceedings                                                                  II - 1

Item 5.    Other Information                                                                  II - 1

Item 6.    Exhibits and Reports on Form 8-K                                               II - 1 - II - 2


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of
Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of March 31, 2003, and the related consolidated statements of operations, of cash flows and of comprehensive income (loss) for each of the three-month periods ended March 31, 2003 and March 31, 2002, and the consolidated statement of shareholders' equity (deficit) for the three-month period ended March 31, 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, of cash flows, of shareholders' equity (deficit) and of comprehensive loss for the year then ended (not presented herein). Our report, which was modified as to a matter raising substantial doubt about the Company's ability to continue as a going concern, was dated January 29, 2003. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Baltimore, Maryland
April 22, 2003

=============================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                               THREE MONTHS ENDED
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)                                     MARCH 31,
=============================================================================================================
-------------------------------------------------------------------------------------------------------------
Amounts in millions, except per share amounts                                  2003              2002
                                                                        -------------------------------------
Net sales...........................................................      $    444.8         $    412.9
Other income........................................................             5.8                6.1
                                                                        -------------------------------------
                                                                               450.6              419.0
                                                                        -------------------------------------


Cost of goods sold, exclusive of depreciation and amortization
    shown separately below..........................................           296.6              259.7
Selling, general and administrative expenses, exclusive of net
    pension expense shown separately below..........................            91.8               83.5
Depreciation and amortization ......................................            24.7               22.9
Research and development expenses ..................................            14.1               12.8
Net pension expense ................................................            13.5                5.1
Interest expense and related financing costs .......................             4.2                4.8
Provision for environmental remediation ............................             2.0                3.8
                                                                        -------------------------------------
                                                                               446.9              392.6
                                                                        -------------------------------------

Income before Chapter 11 expenses, income taxes, and minority
    interest........................................................             3.7               26.4
Chapter 11 expenses, net ...........................................            (2.7)              (4.4)
Provision for income taxes..........................................            (3.1)             (10.1)
Minority interest in consolidated entities..........................            (0.2)               0.5
                                                                        -------------------------------------

    NET (LOSS) INCOME ..............................................      $     (2.3)        $     12.4
=============================================================================================================

BASIC (LOSS) EARNINGS PER COMMON SHARE .............................      $    (0.04)        $     0.19

Average number of basic shares .....................................            65.5               65.4

DILUTED (LOSS) EARNINGS PER COMMON SHARE............................      $    (0.04)        $     0.19

Average number of diluted shares....................................            65.5               65.4
=============================================================================================================


         The Notes to Consolidated Financial Statements are an integral part of these statements.


====================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                                     THREE MONTHS ENDED
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)                                                           MARCH 31,
====================================================================================================================================
Dollars in millions                                                                                 2003               2002
                                                                                             ---------------------------------------
OPERATING ACTIVITIES
Income before Chapter 11 expenses, income taxes, and minority interest...................    $        3.7       $         26.4
Reconciliation to cash provided by operating activities:
     Depreciation and amortization ......................................................            24.7                 22.9
     Interest accrued on pre-petition debt subject to compromise.........................             2.9                  3.4
     Loss on disposals of assets.........................................................             0.3                  0.2
     Provision for environmental remediation.............................................             2.0                  3.8
     Net income from life insurance policies.............................................            (3.1)                (2.9)
     Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency translation:
         Increase in working capital items...............................................           (18.2)               (42.5)
         Expenditures for asbestos-related litigation ...................................            (2.3)                (1.5)
         Proceeds from asbestos-related insurance .......................................             1.0                  1.0
         Expenditures for environmental remediation .....................................            (2.8)                (3.8)
         Expenditures for postretirement benefits .......................................            (3.1)                (4.6)
         Expenditures for retained obligations of discontinued operations ...............            (0.3)                (1.0)
         Changes in accruals and other non-cash items....................................            12.7                 13.0
                                                                                             ---------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE INCOME TAXES AND CHAPTER 11
       EXPENSES .........................................................................            17.5                 14.4
Chapter 11 expenses paid, net ...........................................................            (3.8)                (2.9)
Income taxes paid, net of refunds .......................................................            (4.3)                (4.6)
                                                                                             ---------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................................             9.4                  6.9
                                                                                             ---------------------------------------

INVESTING ACTIVITIES
Capital expenditures ....................................................................           (18.0)               (13.2)
Businesses acquired in purchase transactions, net of cash acquired ......................            --                  (25.0)
Investment in life insurance policies....................................................            (4.9)               (12.6)
Proceeds from life insurance policies....................................................             3.6                  6.2
Proceeds from disposals of assets .......................................................             0.7                  0.6
                                                                                             ---------------------------------------
     NET CASH USED FOR INVESTING ACTIVITIES .............................................           (18.6)               (44.0)
                                                                                             ---------------------------------------

FINANCING ACTIVITIES
Net payments of loans secured by cash value of life insurance ...........................            (0.9)                (2.1)
Borrowings under credit facilities, net of repayments....................................            (0.1)                (0.4)
Borrowings (fees paid) under debtor-in-possession facility ..............................            (2.2)                20.0
Repayments of borrowings under debtor-in-possession facility.............................            --                  (20.0)
                                                                                             ---------------------------------------
     NET CASH USED FOR FINANCING ACTIVITIES .............................................            (3.2)                (2.5)
                                                                                             ---------------------------------------
Effect of currency exchange rate changes on cash and cash equivalents ...................             4.4                 (0.6)
                                                                                             ---------------------------------------
     DECREASE IN CASH AND CASH EQUIVALENTS ..............................................            (8.0)               (40.2)
Cash and cash equivalents, beginning of period ..........................................           283.0                191.4
                                                                                             ---------------------------------------
Cash and cash equivalents, end of period ................................................    $      275.0       $        151.2
====================================================================================================================================



         The Notes to Consolidated Financial Statements are an integral part of these statements.

============================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                        MARCH 31,         DECEMBER 31,
CONSOLIDATED BALANCE SHEET (UNAUDITED)                                                       2003               2002
============================================================================================================================
Amounts in millions, except par value and shares

ASSETS
CURRENT ASSETS
Cash and cash equivalents .........................................................    $       275.0     $        283.0
Accounts and other receivables, net ...............................................            313.2              311.3
Inventories .......................................................................            191.7              172.4
Deferred income taxes .............................................................             27.5               28.0
Other current assets...............................................................             25.2               35.7
                                                                                      --------------------------------------
     TOTAL CURRENT ASSETS .........................................................            832.6              830.4

Properties and equipment, net of accumulated depreciation and
     amortization of $1,101.2 (2002- $1,069.8).....................................            620.6              620.8
Goodwill ..........................................................................             65.9               65.2
Cash value of life insurance policies, net of policy loans.........................             87.7               82.4
Deferred income taxes .............................................................            573.6              566.7
Asbestos-related insurance receivable..............................................            281.6              282.6
Other assets ......................................................................            249.7              239.6
                                                                                      --------------------------------------
     TOTAL ASSETS .................................................................    $     2,711.7     $      2,687.7
                                                                                      ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
Debt payable within one year ......................................................    $         3.4     $          3.4
Accounts payable ..................................................................            118.6               98.2
Income taxes payable ..............................................................             11.8               11.4
Other current liabilities .........................................................            112.1              130.3
                                                                                      --------------------------------------
     TOTAL CURRENT LIABILITIES ....................................................            245.9              243.3

Deferred income taxes .............................................................             31.2               30.5
Other liabilities .................................................................            313.8              301.3
                                                                                      --------------------------------------
     TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE...................................            590.9              575.1

LIABILITIES SUBJECT TO COMPROMISE - NOTE 2.........................................          2,335.7            2,334.7
                                                                                      --------------------------------------
     TOTAL LIABILITIES.............................................................          2,926.6            2,909.8
                                                                                      --------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock issued, par value $0.01; 300,000,000 shares authorized;
     outstanding: 2003 - 65,542,679 (2002 - 65,466,725) ...........................              0.8                0.8
Paid-in capital ...................................................................            432.2              433.0
Accumulated deficit................................................................           (118.0)            (115.7)
Treasury stock, at cost:  shares: 2003 - 11,437,081 (2002 - 11,513,035)............           (136.1)            (137.0)
Accumulated other comprehensive loss...............................................           (393.8)            (403.2)
                                                                                      --------------------------------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT) .........................................           (214.9)            (222.1)
                                                                                      --------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) .........................    $     2,711.7     $      2,687.7
============================================================================================================================




         The Notes to Consolidated Financial Statements are an integral part of these statements.

================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
================================================================================================================================
                                                             Retained                         Accumulated          TOTAL
                                          Common Stock       Earnings                            Other          SHAREHOLDERS'
                                               and         (Accumulated        Treasury       Comprehensive         EQUITY
Dollars in millions                     Paid-in Capital       Deficit)           Stock            Loss             (DEFICIT)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002...........   $        433.8   $     (115.7)     $     (137.0)   $     (403.2)     $       (222.1)
Net loss ............................             --             (2.3)             --              --                  (2.3)
Stock plan activity .................             (0.8)          --                 0.9            --                   0.1
Other comprehensive income...........             --             --                --               9.4                 9.4
                                        ----------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2003..............   $        433.0   $     (118.0)     $     (136.1)   $     (393.8)     $       (214.9)
================================================================================================================================



================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                                  THREE MONTHS ENDED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)                                              MARCH 31,
================================================================================================================================
Dollars in millions                                                                             2003                2002
                                                                                           -------------------------------------
NET (LOSS) INCOME...................................................................       $         (2.3)        $      12.4
                                                                                           -------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments............................................                  9.4                (7.6)
                                                                                           -------------------------------------
COMPREHENSIVE INCOME ...............................................................       $          7.1         $       4.8
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

Status of Chapter 11 Proceedings - Since the Filing, all motions necessary to conduct normal business activities have been approved by the Bankruptcy Court. In addition, the Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations in the ordinary course of business, including employee wages and benefits, customer programs, shipping charges, and a limited amount of claims of essential trade creditors.

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

The Bankruptcy Court established a bar date of March 31, 2003 for claims of general unsecured creditors, asbestos property damage claims and medical monitoring claims related to asbestos. The bar date did not apply to asbestos-related bodily injury claims or claims related to Zonolite(R) Attic Insulation ("ZAI"), which will be dealt with separately. Rust Consulting, the court-approved claims handling agent for the Chapter 11 Cases, is maintaining a register of all claims filed. Grace is cataloguing claims as filed and assessing their validity. As a large portion of claims were filed in the two weeks prior to the bar date, it will likely take several months to assess the validity of all claims filed and to develop a plan to address these claims through the bankruptcy process. At this time, it is not possible to estimate the value of all claims that will ultimately be allowed by the Bankruptcy Court, due to the uncertainties of the Chapter 11 process, the in-progress state of Grace's investigation of submitted claims, and the lack of documentation submitted in support of many claims.

In July 2002, the Bankruptcy Court approved special counsel to represent the ZAI claimants, at the Debtors' expense, in a proceeding to determine certain threshold scientific issues regarding ZAI. The court has set a litigation schedule that would result in pretrial hearings on these issues in the third quarter of 2003.

On November 29, 2002, Sealed Air Corporation ("Sealed Air") and Fresenius Medical Care AG ("Fresenius") each announced that they had reached agreements in principle with the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants to settle asbestos and fraudulent conveyance claims related to the 1998 transaction involving Grace's former packaging business and Sealed Air, and the 1996 transaction involving Grace's former medical care business and Fresenius, respectively. Under the terms of the proposed Sealed Air settlement, Sealed Air would make a payment of $512.5 million (plus interest at 5.5% per annum, commencing on December 21, 2002) and nine million shares of Sealed Air common stock, valued at $361.2 million as of March 31, 2003, as directed by the Bankruptcy Court upon confirmation of Grace's plan of reorganization. Under the terms of the proposed Fresenius settlement, as subsequently revised, Fresenius would contribute $115.0 million to the Grace estate, or as otherwise directed by the Bankruptcy Court, upon confirmation of a plan of reorganization. The Sealed Air and Fresenius settlements are subject to the approval of the Bankruptcy Court and the fulfillment of specified conditions. Grace is unable to predict how these settlements may ultimately affect its plan of reorganization.

Impact on Debt Capital - All of the Debtors' pre-petition debt is in default due to the Filing. The accompanying Consolidated Balance Sheet as of March 31, 2003 reflects the classification of the Debtors' pre-petition debt within "liabilities subject to compromise."

The Debtors have entered into a debtor-in-possession post-petition loan and security agreement with Bank of America, N. A. (the "DIP facility") in the aggregate amount of $250 million. The term of the DIP facility, originally set to expire April 1, 2003, has been extended for up to an additional three years through April 2006.

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

Pursuant to SOP 90-7, Grace's pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of March 31, 2003, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments) as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation, and other claims). The recorded amounts of such liabilities generally reflect accounting measurements as of the Filing Date, adjusted as warranted for changes in facts and circumstances and/or rulings under Grace's Chapter 11 proceedings subsequent to the Filing. (See Note 2 to the Consolidated Financial Statements for detail of the liabilities subject to compromise as of March 31, 2003, and as of the Filing Date.) Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheet based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

BASIS OF PRESENTATION: The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company's 2002 Form 10-K. Such interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature. Potential accounting adjustments discovered during normal reporting and accounting processes are evaluated on the basis of materiality, both individually and in the aggregate, and are recorded in the accounting period discovered, unless a restatement of a prior period is necessary. All significant intercompany accounts and transactions have been eliminated.

The results of operations for the three-month interim period ended March 31, 2003 are not necessarily indicative of the results of operations for the year ending December 31, 2003.

RECLASSIFICATIONS: Certain amounts in prior years' Consolidated Financial Statements have been reclassified to conform to the 2003 presentation.

EFFECT OF NEW ACCOUNTING STANDARDS: In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). Grace early adopted the provisions of FIN 46 in the fourth quarter of 2002. The adoption of FIN 46 required Grace to consolidate Advanced Refining Technologies LLC. The impact of this consolidation was insignificant.

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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). Grace adopted FIN 45 in the first quarter of 2003. FIN 45 did not have a material effect on the Consolidated Financial Statements. (See Note 13 for required disclosures.)

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. Grace adopted SFAS No. 146 in the first quarter of 2003. SFAS No. 146 did not have a material effect on the Consolidated Financial Statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the accrual of asset retirement obligations by increasing the initial carrying amount of the related long-lived asset, and systematically expensing the cost of such obligations over the asset's useful life. Grace adopted SFAS No. 143 in the first quarter of 2003. SFAS No. 143 did not have a material effect on the Consolidated Financial Statements.

USE OF ESTIMATES: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities reported at the date of the Consolidated Financial Statements, and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates. Changes in estimates are recorded in the period identified. Grace's accounting measurements that are most affected by management's estimates of future events are:

o Contingent liabilities such as asbestos-related matters, environmental remediation, income taxes, and retained obligations of divested businesses.
o Pension and postretirement liabilities that depend on assumptions regarding discount rates and/or total returns on invested funds.
o Depreciation and amortization periods for long-lived assets, including property and equipment, intangible, and other assets.
o Realization values of various assets such as trade receivables, inventories, insurance receivables, income taxes, and goodwill.

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

Components of liabilities subject to compromise are as follows:

==============================================================
(Dollars in millions)              MARCH 31,    December 31,
(Unaudited)                          2003           2002
==============================================================

Debt, pre-petition, plus
  accrued interest.............  $      541.7  $      538.8
Asbestos-related liability.....         970.9         973.2
Income taxes...................         232.6         227.8
Environmental remediation......         200.0         201.1
Postretirement benefits other
  than pension ................         144.4         147.2
Special pension
  arrangements ................          75.5          74.9
Retained obligations of
  divested businesses .........          56.0          55.3
Accounts payable ..............          32.1          32.4
Other accrued liabilities .....          82.5          84.0
                                 -----------------------------
                                 $    2,335.7  $    2,334.7
==============================================================

Set forth below is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through March 31, 2003.

==============================================================
                                                 Cumulative
(Dollars in millions)                           Since Filing
==============================================================
Balance, Filing Date.......................   $    2,366.0
Cash disbursements and/or reclassifications
  under Bankruptcy Court orders:
   Freight and distribution order..........           (5.7)
   Trade accounts payable order............           (9.1)
Other court orders including employee wages
  and benefits, sales and use tax and
  customer programs........................         (154.2)
Expense/(income) items:
   Interest on pre-petition debt...........           38.5
   Current period employee-related
     accruals .............................           19.0
   Change in estimate of environmental
     contingencies.........................           78.5
   Change in estimate of income tax
     contingencies.........................           24.8
Balance sheet reclassifications............          (22.1)
                                              ----------------
Balance, end of period.....................   $    2,335.7
==============================================================

Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

The Debtors' Chapter 11 expenses for the three months ended March 31, 2003 and 2002 consist of:

===============================================================
                                        THREE MONTHS ENDED
(Dollars in millions)                     MARCH 31, 2003
===============================================================
                                       2003           2002
                                   ----------------------------
Legal and financial advisory fees. $      2.8    $       4.5
Interest income...................       (0.1)          (0.1)
                                   ----------------------------
Chapter 11 expenses, net ......... $      2.7    $       4.4
===============================================================

Pursuant to SOP 90-7, interest income earned on Grace's cash balances must be offset against Chapter 11 expenses.

Condensed financial information of the Debtors is presented below:

===============================================================
W. R. GRACE & CO. - CHAPTER 11
FILING ENTITIES
DEBTOR-IN-POSSESSION STATEMENT
OF OPERATIONS                          THREE MONTHS ENDED
(Dollars in millions) (Unaudited)           MARCH 31,
===============================================================
                                        2003          2002
                                     ----------------------------
Net sales, including intercompany..  $    225.7  $    234.6
Other income.......................        17.7        14.8
                                     ----------------------------
                                          243.4       249.4
                                     ----------------------------
Cost of goods, including
   intercompany, exclusive of
   depreciation and amortization
   shown separately below..........       158.3       149.1
Selling, general and
   administrative expenses.........        71.1        63.9
Research and development expenses..        10.9        10.1
Depreciation and amortization .....        15.5        15.1
Interest expense and related
   financing costs.................         4.2         4.6
                                     ----------------------------
                                          260.0       242.8
                                     ----------------------------
(Loss) income before Chapter 11
   expenses, income taxes, and
   equity in net income of
   non-filing entities ............       (16.6)        6.6
Chapter 11 expenses, net ..........        (2.7)       (4.4)
Provision for income taxes ........         2.1        (3.8)
Equity in net income of
   non-filing entities ............        14.9        14.0
                                     ----------------------------
   NET (LOSS) INCOME ..............  $     (2.3) $     12.4
===============================================================

===============================================================
W. R. GRACE & CO. - CHAPTER 11
FILING ENTITIES
DEBTOR-IN-POSSESSION CONDENSED
STATEMENT OF CASH FLOWS
(Dollars in millions)                    THREE MONTHS ENDED
(Unaudited)                                   MARCH 31,
===============================================================
                                       2003          2002
                                    ---------------------------
OPERATING ACTIVITIES
Net (loss) income...............    $    (2.3)    $    12.4
Reconciliation to net cash used
  for operating activities:
Non-cash items, net.............         18.1          18.9
Changes in other assets and
   liabilities, excluding the
   effect of businesses
   acquired/divested............        (29.5)        (33.3)
                                    ---------------------------
NET CASH USED FOR OPERATING
   ACTIVITIES...................        (13.7)         (2.0)

NET CASH USED FOR INVESTING
   ACTIVITIES...................        (13.8)        (15.6)

NET CASH USED FOR FINANCING
   ACTIVITIES...................         (8.0)         (6.4)
                                    ---------------------------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS..................        (35.5)        (24.0)
Cash and cash equivalents,
   beginning of period..........         56.8          38.0
                                    ---------------------------
Cash and cash equivalents, end
   of period....................     $    21.3     $    14.0
===============================================================

===============================================================
W. R. GRACE & CO. - CHAPTER 11
FILING ENTITIES
DEBTOR-IN-POSSESSION BALANCE
SHEET
(Dollars in millions)                  MARCH 31,   DECEMBER 31,
(Unaudited)                               2003         2002
===============================================================
ASSETS
CURRENT ASSETS
Cash and cash equivalents .........    $     21.3   $     56.8
Accounts and other receivables,
   net ............................         110.1        115.0
Receivables from non-filing
   entities, net...................          39.7         41.3
Inventories........................          74.2         70.5
Other current assets...............          42.7         53.0
                                       -------------------------
   TOTAL CURRENT ASSETS............         288.0        336.6

Properties and equipment, net......         388.5        389.7
Cash value of life insurance
  policies, net of policy loans....          87.7         82.4
Deferred income taxes..............         573.9        567.0
Asbestos-related insurance
  expected to be realized after
  one year.........................         281.6        282.6
Loans receivable from non-filing
  entities, net....................         460.6        444.4
Investment in non-filing entities..         258.8        241.4
Other assets.......................         106.0         97.4
                                       -------------------------
   TOTAL ASSETS....................    $  2,445.7   $  2,441.5
---------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO
COMPROMISE
Current liabilities ...............    $     90.1   $     99.3
Other liabilities .................         234.8        229.6
                                       -------------------------
  TOTAL LIABILITIES NOT SUBJECT
  TO COMPROMISE....................         324.9        328.9

LIABILITIES SUBJECT TO
  COMPROMISE.......................       2,335.7      2,334.7
                                       -------------------------
  TOTAL LIABILITIES................       2,660.6      2,663.6

  SHAREHOLDERS' EQUITY (DEFICIT)...        (214.9)      (222.1)
                                       -------------------------
  TOTAL LIABILITIES AND
  SHAREHOLDERS'
  EQUITY (DEFICIT) ................    $  2,445.7   $  2,441.5
===============================================================

In addition to Grace's financial reporting obligations as prescribed by the U.S. Securities and Exchange Commission ("SEC"), the Debtors are also required, under the rules and regulations of the Bankruptcy Code, to periodically file certain statements and schedules and a monthly operating report with the Bankruptcy Court. This information is available to the public through the Bankruptcy Court. This information is prepared in a format that may not be comparable to information in Grace's quarterly and annual financial statements as filed with the SEC. The monthly operating reports are not audited, do not purport to represent the financial position or results of operations of Grace on a consolidated basis, and should not be relied on for such purposes.

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

As of the Filing Date, Grace was a defendant in 65,656 asbestos-related lawsuits, 17 involving claims for property damage (one of which has since been dismissed), and the remainder involving 129,191 claims for bodily injury. Due to the Filing, holders of asbestos-related claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. Additional asbestos-related claims will be subject to the Chapter 11 claims process established by the Bankruptcy Court. Separate creditors' committees representing the interests of property damage and bodily injury claimants have been appointed in the Chapter 11 Cases. Grace's obligations with respect to present and future claims will be determined through proceedings in the Bankruptcy Court and negotiations with each of the official committees appointed in the Chapter 11 Cases and a legal representative of future asbestos claimants, which negotiations are expected to provide the basis for a plan of reorganization.

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

Out of 380 asbestos property damage cases filed prior to the Filing Date, 141 were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in eight cases (one of which is on appeal) for a total of $86.1 million; 207 property damage cases were settled for a total of $696.8 million; and 16 cases remain outstanding (including the one on appeal). Of the 16 remaining cases, eight relate to ZAI and eight relate to a number of former asbestos-containing products (two of which also involve ZAI). Additional asbestos property damage claims (other than claims with respect to ZAI) were filed prior to the March 31, 2003 bar date established by the Bankruptcy Court. The Debtors are in the process of analyzing the validity and potential liability related to these additional claims; which will likely take several months before any definitive assessment can be made.

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

ASBESTOS-RELATED LIABILITY

Asbestos-related litigation is stayed by the Chapter 11 Cases. Ongoing costs are generally limited to claims administration costs and to defense costs incurred in connection with litigation permitted by the Bankruptcy Court. Any other adjustments to the recorded liability are based on developments in the Chapter 11 Cases. For periods prior to and as of the Filing Date, Grace's estimated property damage and bodily injury liabilities were based on its experience with, and recent trends in, asbestos litigation. Its recorded liabilities covered indemnity and defense costs for pending property damage cases for which sufficient information was available, and for pending and projected future bodily injury claims. However, due to the Filing and the uncertainties of asbestos-related litigation, actual amounts could differ materially from the recorded liability. Since the Filing, Grace is aware that bodily injury claims have continued to be filed against co-defendant companies, and at higher than historical rates. Grace believes that had it not filed for Chapter 11 reorganization, it likely would have received thousands more claims than it had previously projected.

The total asbestos-related liability balances as of March 31, 2003 and December 31, 2002 were $970.9 million and $973.2 million, respectively. The decrease in the liability is primarily due to the payment of normal post-Filing administrative costs relating to claims management and defense costs in connection with litigation permitted by the Bankruptcy Court. The recorded asbestos-related liability is included in "liabilities subject to compromise."

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

--------------------------------------------------------------------------------
4. ACQUISITIONS AND JOINT VENTURES
--------------------------------------------------------------------------------

During the first quarter of 2003, Grace did not enter into any new business combinations.

In the first quarter of 2002, Grace completed two business combinations for a total cash cost of $25.0 million as follows:

o In January 2002, Grace, through its Swedish subsidiary, acquired the catalyst manufacturing assets of Borealis A/S.

o In March 2002, Grace acquired the business and assets of Addiment, Incorporated, a leading supplier of specialty chemicals to the concrete paver and masonry industries in the U.S. and Canada.

Goodwill recognized in those transactions amounted to $3.5 million, which was assigned to the Davison Chemicals and Performance Chemicals segments in the amounts of $0.6 million and $2.9 million, respectively.

Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.

--------------------------------------------------------------------------------
5. OTHER INCOME
--------------------------------------------------------------------------------

Components of other income are as follows:

=================================================================
OTHER INCOME                             THREE MONTHS ENDED
(Dollars in millions)                         MARCH 31,
=================================================================
                                           2003          2002
                                       --------------------------
Investment income...................   $      3.1    $     2.9
Interest income.....................          1.2          0.8
Net gain on dispositions of assets .         (0.3)        (0.2)
Tolling revenue.....................          0.5          0.5
Equity in net income of
  affiliates........................          0.1         --
Other miscellaneous income .........          1.2          2.1
-----------------------------------------------------------------
Total other income..................   $      5.8    $     6.1
=================================================================


--------------------------------------------------------------------------------
6. OTHER BALANCE SHEET ACCOUNTS
--------------------------------------------------------------------------------

==============================================================
                                       MARCH 31,  December 31,
(Dollars in millions)                    2003         2002
--------------------------------------------------------------
ACCOUNTS AND OTHER RECEIVABLES, NET
Trade receivables, less allowance
  of $3.9 (2002 - $3.7).............   $   297.1  $   297.3
Other receivables, less allowance
  of $1.7 (2002 - $1.7).............        16.1       14.0
                                       -----------------------
                                       $   313.2  $   311.3
==============================================================

INVENTORIES
Raw materials .....................    $    42.7  $    39.2
In process ........................         31.2       30.3
Finished products .................        128.0      109.6
General merchandise ...............         25.1       26.8
Less:  Adjustment of certain
  inventories to a last-in/
  first-out (LIFO) basis ..........        (35.3)     (33.5)
                                       -----------------------
                                       $   191.7  $   172.4
==============================================================
OTHER ASSETS
Deferred pension costs.............    $   101.1  $   104.2
Deferred charges ..................         42.7       38.3
Long-term receivables, less
  allowances of $0.8 (2002 - $0.8).         10.6        2.0
Investments in unconsolidated
  affiliates.......................          0.5        0.4
Patents, licenses and other
  intangible assets, net ..........         63.4       63.3
Pension-unamortized prior service
  cost ............................         26.4       26.4
Other assets ......................          5.0        5.0
                                       -----------------------
                                       $   249.7  $   239.6
==============================================================

==============================================================
                                       MARCH 31,  December 31,
(Dollars in millions)                     2003        2002
==============================================================
OTHER CURRENT LIABILITIES
Accrued compensation ..............    $    29.1  $    40.0
Accrued interest ..................          6.6        6.4
Deferred tax liability ............          0.8        0.8
Customer volume rebates ...........         11.8       21.2
Accrued commissions ...............          4.5        6.0
Accrued reorganization fees .......          7.9        9.4
Other accrued liabilities .........         51.4       46.5
                                       -----------------------
                                       $   112.1  $   130.3
==============================================================
OTHER LIABILITIES
Pension-underfunded plans .........     $  306.4  $   295.1
Other accrued liabilities .........          7.4        6.2
                                       -----------------------
                                       $   313.8  $   301.3
==============================================================

--------------------------------------------------------------------------------
7. LIFE INSURANCE
--------------------------------------------------------------------------------

Grace is the beneficiary of life insurance policies on certain current and former employees with a net cash surrender value of $87.7 million and $82.4 million at March 31, 2003 and December 31, 2002, respectively. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years. The following table summarizes activity in these policies for the three months ended March 31, 2003 and 2002, and components of the net cash value at March 31, 2003 and December 31, 2002:

===================================================================
LIFE INSURANCE -
ACTIVITY SUMMARY                         THREE MONTHS ENDED
(Dollars in millions)                         MARCH 31,
===================================================================
                                        2003             2002
                                   --------------------------------
Earnings on policy assets....      $      11.8      $      11.6
Interest on policy loans.....             (8.7)            (8.7)
Policy loan repayments.......              0.9              2.1
Net investing activity.......              1.3              6.4
                                   --------------------------------
  Change in net cash value ..      $       5.3      $      11.4
===================================================================
Tax-free proceeds received ..      $       3.6      $       6.2
===================================================================
COMPONENTS OF                         MARCH 31,      December 31,
NET CASH VALUE                          2003             2002
===================================================================
Gross cash value.............      $     472.9      $     471.3
Principal - policy loans.....           (367.7)          (365.4)
Accrued interest - policy
 loans.......................            (17.5)           (23.5)
                                   --------------------------------
   Net cash value............      $      87.7      $      82.4
===================================================================
Insurance benefits in force..      $   2,230.1      $   2,240.8
===================================================================

Grace's financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

--------------------------------------------------------------------------------
8. DEBT
--------------------------------------------------------------------------------

On March 31, 2003, and December 31, 2002, Grace's debt was as follows:

==============================================================
COMPONENTS OF DEBT                MARCH 31,     December 31,
(Dollars in millions)               2003            2002
==============================================================

DEBT PAYABLE WITHIN ONE YEAR
Other short-term borrowings     $       3.4    $       3.4
                                -------------- ---------------
                                $       3.4    $       3.4
                                ============== ===============
DEBT PAYABLE AFTER ONE YEAR
DIP facility ..............     $      --      $      --

DEBT SUBJECT TO COMPROMISE
Bank borrowings ...........     $     500.0    $     500.0
Other borrowings ..........             1.0            1.0
Accrued interest ..........            40.7           37.8
                                -------------- ---------------
                                $     541.7    $     538.8
                                -------------- ---------------

Annualized weighted average
  interest rates on total
  debt ....................            2.1%           2.8%
==============================================================

In April 2001, the Debtors entered into the DIP facility for a two year term in the aggregate amount of $250 million. The DIP facility, is secured by a priority lien on substantially all assets of the Debtors, and bears interest based on LIBOR. The Debtors' have extended the term of the DIP facility for up to an additional three years through April 2006, and modified certain other provisions. Grace had no outstanding borrowings under the DIP facility as of March 31, 2003; however, $13.5 million of standby letters of credit were issued and outstanding under the facility. The letters of credit, which reduce available funds under the facility, were issued mainly for trade-related matters such as performance bonds, as well as certain insurance and environmental matters.

--------------------------------------------------------------------------------
9. SHAREHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

The Company is authorized to issue 300,000,000 shares of common stock. Of the common stock unissued on March 31, 2003, approximately 10,021,851 shares were reserved for issuance pursuant to stock option and other stock incentive plans. In the first three months of 2003 and the year ended December 31, 2002, Grace did not grant any stock options.

For additional information, see Notes 15 and 17 to the Consolidated Financial Statements in Grace's 2002 Form 10-K.

--------------------------------------------------------------------------------
10. (LOSS) EARNINGS PER SHARE
--------------------------------------------------------------------------------

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted (loss) earnings per share.

=============================================================
(LOSS) EARNINGS PER SHARE
(Amounts in millions, except per      THREE MONTHS ENDED
share amounts)                            MARCH 31,
=============================================================
                                      2003          2002
                                   --------------------------
NUMERATORS
  Net (loss) income ...........    $    (2.3)    $     12.4
                                   ==========================
DENOMINATORS
  Weighted average common shares
  - basic calculation .........         65.5           65.4

  Dilutive effect of employee
  stock options and restricted
  shares.......................         --             --
                                   --------------------------
  Weighted average common
  shares-diluted calculation...         65.5           65.4
                                   ==========================
BASIC (LOSS) EARNINGS PER SHARE    $   (0.04)     $    0.19
                                   ==========================
DILUTED (LOSS) EARNINGS PER
 SHARE ........................    $   (0.04)     $    0.19
=============================================================

--------------------------------------------------------------------------------
11. STOCK INCENTIVE PLANS
--------------------------------------------------------------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," permits the Company to follow the measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and not recognize compensation expense for its stock-based incentive plans. Had compensation cost for the Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the fair value methodology prescribed by SFAS No. 123, the Company's net (loss) income and related (loss) earnings per share for the three months ended March 31, 2003 and 2002 would have been reduced to the pro forma amounts indicated below:

=============================================================
PRO FORMA EARNINGS
UNDER SFAS NO. 123
(Amounts in millions, except per       THREE MONTHS ENDED
share amounts)                              MARCH 31,
-------------------------------------------------------------
                                       2003         2002
                                   --------------------------
Net (loss) income, as reported      $  (2.3)      $  12.4
Deduct:
Total stock-based employee
  compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects...        (0.4)         (1.1)
                                    --------------------------
Pro forma net income (1).......     $  (2.7)      $  11.3
                                    ==========================
Basic (loss) earnings per share:
As reported....................     $ (0.04)      $  0.19
Pro forma (1)..................       (0.04)         0.17
Diluted (loss) earnings per
  share:
As reported....................     $ (0.04)      $  0.19
Pro forma (1)..................       (0.04)         0.17
=============================================================

(1) These pro forma amounts may not be indicative of future income (loss) and earnings (loss) per share due to Grace's Chapter 11 Filing.

To determine compensation cost under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, with the following historical weighted average assumptions applied to grants in 2001 and 2000:

===========================================================
OPTION VALUE ASSUMPTIONS                2001       2000
-----------------------------------------------------------
Dividend yield...................        --%        --%
Expected volatility..............        61%        59%
Risk-free interest rate..........         5%         7%
Expected life (in years).........         4          4
===========================================================

Based upon the above assumptions, the weighted average fair value of each option granted was $1.28 per share for 2001 and $6.86 per share for 2000.

--------------------------------------------------------------------------------
12. COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

The tables below present the pre-tax, tax and after-tax components of Grace's other comprehensive income (loss) for the three months ended March 31, 2003 and 2002:

===========================================================
THREE MONTHS ENDED                                 After-
MARCH 31, 2003               Pre-tax      Tax        Tax
(Dollars in millions)         Amount    Benefit    Amount
===========================================================
Foreign currency
  translation adjustments.. $    9.4  $   --     $    9.4
                            -------------------------------
Other comprehensive
  income .................. $    9.4  $   --     $    9.4
===========================================================

===========================================================
THREE MONTHS ENDED                                After-
MARCH 31, 2002               Pre-tax     Tax        Tax
(Dollars in millions)         Amount   Benefit    Amount
===========================================================
Foreign currency
  translation adjustments.. $   (7.6)  $    --   $   (7.6)
                           --------------------------------
Other comprehensive
  loss..................... $   (7.6)  $    --   $   (7.6)
===========================================================

The table below presents the components of Grace's accumulated other comprehensive loss at March 31, 2003 and December 31, 2002:

=============================================================
COMPONENTS OF ACCUMULATED
OTHER COMPREHENSIVE LOSS          MARCH 31,    December 31,
(Dollars in millions)               2003           2002
=============================================================
Foreign currency translation..  $  (110.1)    $   (119.5)
Minimum pension liability.....     (283.7)        (283.7)
                                -----------------------------
Accumulated other
  comprehensive loss..........  $  (393.8)    $   (403.2)
=============================================================

--------------------------------------------------------------------------------
13. COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

ASBESTOS-RELATED LITIGATION - SEE NOTE 3

ENVIRONMENTAL REMEDIATION

General Matters and Discussion

Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace accrues for anticipated costs associated with investigative and remediation efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. These accruals do not take into account any discounting for the time value of money. At March 31, 2003, Grace's liability for environmental investigative and remediation costs related to continuing and discontinued operations totaled $200.0 million, as compared to $201.1 million at December 31, 2002. This estimate of environmental cost is based on funding and/or remediation agreements in place and Grace's best estimate of its cost for sites not subject to a formal remediation plan. The amounts of cash expenditures below have been charged against previously established reserves for the periods presented.

============================================================
                                   THREE MONTHS ENDED
(Dollars in millions)                   MARCH 31,
===========================================================
                                   2003          2002
                              -----------------------------
Continuing operations.....     $      2.8     $      3.8
Discontinued operations...            0.3            0.1
-----------------------------------------------------------
Total.....................     $      3.1     $      3.9
===========================================================

During the three months ended March 31, 2003, Grace recorded a pre-tax charge of $2.0 million for Grace's current estimate of defense costs in connection with a cost recovery lawsuit brought by the U.S. government relating to Grace's former vermiculite mining and processing activities near Libby, Montana. The environmental risks related to such activities could result in additional material future charges to Grace's earnings, the amounts of which are not currently determinable. (See discussion under "Vermiculite Related Matters" below.)

Grace's environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. These liabilities are evaluated based on currently available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, existing technology, prior experience in contaminated site remediation and the apportionment of costs among potentially responsible parties. Grace expects that the funding of environmental remediation activities will be affected by the Chapter 11 proceedings; any such effect could be material. Grace's environmental liabilities are included in "liabilities subject to compromise" as of March 31, 2003.

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

Based on a proof of claim form filed against Grace by the United States, the EPA's Libby-related cost recovery claims through January 31, 2003 totaled approximately $82 million and total cost recovery claims will likely exceed $100 million. Grace has $63 million accrued at March 31, 2003 with respect to this lawsuit and future cost recovery claims expected to be made by the EPA, which represents Grace's current best estimate of probable liability and defense costs, pending the issuance of a decision of the trial court and the availability of additional information about the EPA's 2002 costs and projected future costs. Grace's liability for this matter is included in "liabilities subject to compromise" and any payments would be subject to the outcome of the Chapter 11 proceedings.

Since January 2000, Grace has spent approximately $13.8 million for remediation of certain Libby area vermiculite processing sites and for health care of Libby area residents diagnosed with asbestos-related illness.

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

TAX MATTERS

Grace has received the examination report from the Internal Revenue Service ("IRS") on tax periods 1993 through 1996 asserting, in the aggregate, approximately $114.0 million of proposed tax adjustments. The most significant contested issue addressed in such report concerns corporate-owned life insurance ("COLI") policies and is discussed below. Other proposed IRS tax adjustments include Grace's tax position regarding research and development credits, reporting of certain divestitures and other miscellaneous proposed adjustments. The tax audit for the 1993 through 1996 tax period is under the jurisdiction of IRS Appeals, where Grace has filed a protest. Grace's federal tax returns covering periods 1997 and forward are either under examination by the IRS or open for future examination. Grace believes that the expected impact of probable tax return adjustments would not have a material effect upon Grace's financial statements. Any cash payment would be subject to Grace's Chapter 11 proceedings.

In 1988 and 1990, Grace acquired COLI policies on the lives of certain of its employees as part of a strategy to fund the cost of postretirement employee health care benefits and other long-term liabilities. COLI premiums have been funded in part by loans issued against the cash surrender value of the COLI policies. The IRS is challenging deductions of interest on loans secured by COLI policies for years prior to 1999. In 2000, Grace paid $21.2 million of tax and interest related to this issue for tax years 1990 through 1992. Subsequent to 1992, Grace deducted approximately $163.2 million in interest attributable to COLI policy loans. Although Grace continues to believe that the deductions were legitimate, the IRS has successfully challenged interest deductions claimed by other corporations with respect to broad-based COLI policies in three out of four litigated cases. Given the level of IRS success in COLI cases, Grace requested and was granted early referral to the IRS Office of Appeals for consideration of possible settlement alternatives of the COLI interest deduction issue.

On September 23, 2002, Grace filed a motion in its Chapter 11 bankruptcy proceeding requesting that the Bankruptcy Court authorize Grace to enter into a settlement agreement with the IRS with respect to Grace's COLI interest deductions. The tax years at issue are 1989 through 1998. Under the terms of the proposed settlement, the government would allow 20% of the aggregate amount of the COLI interest deductions and Grace would owe federal income tax and interest on the remaining 80%. Grace has accrued for the potential tax and interest liability related to the disallowance of all COLI interest deductions and continues to accrue interest as part of its quarterly income tax provision. On October 22, 2002, the Bankruptcy Court issued an order authorizing Grace to enter into settlement discussions with the IRS consistent with the aforementioned terms and further ordered that any final agreement would be subject to Bankruptcy Court approval. Grace is currently in negotiations with the IRS concerning the proposed settlement, and the possible termination of the COLI policies.

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

LITIGATION RELATED TO FORMER PACKAGING AND MEDICAL CARE BUSINESSES

In September 2000, Grace was named in a purported class action lawsuit filed in California Superior Court for the County of San Francisco alleging that the 1996 reorganization involving a predecessor of Grace and Fresenius AG and the 1998 reorganization involving a predecessor of Grace and Sealed Air Corporation were fraudulent transfers. The Bankruptcy Court authorized the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants to proceed with claims against Sealed Air and Fresenius on behalf of the Debtors' estates.

On November 29, 2002, Sealed Air Corporation and Fresenius Medical Care AG each announced that they had reached agreements in principle with representatives of the asbestos creditors committees to resolve all of the current and future asbestos-related claims and the pending fraudulent transfer claims made against them and their respective affiliates. Under the terms of the proposed Sealed Air settlement, Sealed Air would make a payment of $512.5 million (plus interest at 5.5% per annum, commencing on December 21, 2002) and nine million shares of Sealed Air common stock, valued at $361.2 million as of March 31, 2003, as directed by the Bankruptcy Court upon confirmation of Grace's plan of reorganization. Under the terms of the proposed Fresenius settlement, as subsequently revised, Fresenius would contribute $115.0 million to the Grace estate, or as otherwise directed by the Bankruptcy Court, upon confirmation of a plan of reorganization. Both settlements are subject to Bankruptcy Court approval and the fulfillment of specified conditions. Grace is unable to predict how these settlements may ultimately affect its plan of reorganization.

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

o Contracts entered into with third party consultants, independent contractors, and other service providers in which Grace has agreed to indemnify such parties against certain liabilities in connection with their performance. Based on historical experience and the likelihood that such parties will ever make a claim against Grace, such indemnification obligations are immaterial;

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

FINANCIAL ASSURANCES

Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At March 31, 2003, Grace had gross financial assurances issued and outstanding of $236.3 million, comprised of $135.3 million of gross surety bonds issued by various insurance companies and $101.0 million of standby letters of credit issued by various banks. Of the standby letters of credit, $19.2 million act as collateral for surety bonds, thereby reducing Grace's overall obligations under its financial assurances to a net amount of $217.1 million. Of this net amount, approximately $7.7 million were issued on behalf of non-Debtor entities and $209.4 million were issued on behalf of the Debtors. Of the amounts issued by the Debtors, approximately $193.2 million were issued before the Filing Date, with the remaining $16.2 million being issued subsequent to the Filing, of which $13.5 million was issued under the DIP facility.

ACCOUNTING FOR CONTINGENCIES

Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. generally accepted accounting principles. As a result of the Filing, claims related to the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" on the accompanying Consolidated Balance Sheet as of March 31, 2003. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded by Grace at March 31, 2003.

--------------------------------------------------------------------------------
14. BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

Grace is a global producer of specialty chemicals and specialty materials. It generates revenues from two business segments: Davison Chemicals and Performance Chemicals. Davison Chemicals produces a variety of catalysts and silica products. Performance Chemicals produces specialty construction chemicals, building materials and sealants and coatings. Intersegment sales, eliminated in consolidation, are not material. The table below presents information related to Grace's business segments for the three months ended March 31, 2003 and 2002. Only those corporate expenses directly related to the segment are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

============================================================
BUSINESS SEGMENT DATA                 THREE MONTHS ENDED
(Dollars in millions)                      MARCH 31,
============================================================
                                        2003        2002
                                    ------------------------
NET SALES
Davison Chemicals..............     $     239.1   $  213.9
Performance Chemicals..........           205.7      199.0
                                    ------------------------
TOTAL..........................     $     444.8   $  412.9
                                    ========================

PRE-TAX OPERATING INCOME
Davison Chemicals..............     $      20.3   $   25.6
Performance Chemicals..........            12.1       18.6
                                    ------------------------
TOTAL..........................      $     32.4   $   44.2
============================================================

The table below presents information related to the geographic areas in which Grace operated for the three months ended March 31, 2003 and 2002.

============================================================

GEOGRAPHIC AREA DATA                 THREE MONTHS ENDED
(Dollars in millions)                    MARCH 31,
============================================================
                                      2003          2002
                                 ---------------------------
NET SALES
  United States..............    $     188.6     $  192.6
  Canada and Puerto Rico.....           15.6         10.0
  Europe.....................          154.8        125.0
  Asia Pacific...............           61.4         59.7
  Latin America..............           24.4         25.6
                                 ---------------------------
TOTAL........................     $    444.8      $ 412.9
============================================================

The pre-tax operating income for Grace's business segments for the three months ended March 31, 2003 and 2002 is reconciled below to income before Chapter 11 expenses, income taxes, and minority interest presented in the accompanying Consolidated Statement of Operations.

============================================================
RECONCILIATION OF BUSINESS
SEGMENT DATA TO FINANCIAL
STATEMENTS                           THREE MONTHS ENDED
(Dollars in millions)                     MARCH 31,
============================================================
                                      2003          2002
                                 ---------------------------
Pre-tax operating income --
  business segments..........    $      32.4     $   44.2
Add back:
Minority Interest............            0.2         (0.5)
                                 ---------------------------
                                        32.6         43.7
Interest expense and related
  financing .................           (4.2)        (4.8)
Interest income..............            1.2          0.8
Corporate operating costs....          (18.9)       (10.4)
Other, net...................           (7.0)        (2.9)
                                 ---------------------------
Income before Chapter 11
  expenses,  income taxes, and
  minority interest .........    $       3.7     $   26.4
============================================================

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

During 2000 and the first quarter of 2001, Grace experienced several adverse developments in its asbestos-related litigation, including: a significant increase in bodily injury claims, higher than expected costs to resolve bodily injury and certain property damage claims and class action lawsuits alleging damages from a former attic insulation product. (These claims are discussed in more detail in Note 3 to the Consolidated Financial Statements.) After a thorough review of these developments, the Board of Directors of Grace concluded on April 2, 2001 that a federal court-supervised Chapter 11 filing provided the best forum available to achieve predictability and fairness in the claims settlement process.

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

The Bankruptcy Court established a bar date of March 31, 2003 for claims of general unsecured creditors, asbestos property damage claims and medical monitoring claims related to asbestos. The bar date did not apply to asbestos-related bodily injury claims or claims related to Zonolite(R) Attic Insulation ("ZAI"), which will be dealt with separately. Rust Consulting, the court-approved claims handling agent for the Chapter 11 Cases, is maintaining a register of all claims filed. Grace is cataloguing claims as filed and assessing their validity. As a large portion of claims were filed in the two weeks prior to the bar date, it will likely take several months to assess the validity of all claims filed and to develop a plan to address these claims through the bankruptcy process. At this time, it is not possible to estimate the value of all claims that will ultimately be allowed by the Bankruptcy Court, due to the uncertainties of the Chapter 11 process, the in-progress state of Grace's investigation of submitted claims and the lack of documentation submitted in support of many claims.

In July 2002, the Bankruptcy Court approved special counsel to represent the ZAI claimants, at the Debtors' expense, in a proceeding to determine certain threshold scientific issues regarding ZAI. The court has set a litigation schedule that would result in pretrial hearings on these issues in the third quarter of 2003.

On November 29, 2002, Sealed Air Corporation ("Sealed Air") and Fresenius Medical Care AG ("Fresenius") each announced that they had reached agreements in principle with the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants to settle asbestos and fraudulent conveyance claims related to the 1998 transaction involving Grace's former packaging business and Sealed Air, and the 1996 transaction involving Grace's former medical care business and Fresenius, respectively. Under the terms of the proposed Sealed Air settlement, Sealed Air would make a payment of $512.5 million (plus interest at 5.5% per annum, commencing on December 21, 2002) and nine million shares of Sealed Air common stock, valued at $361.2 million as of March 31, 2003, as directed by the Bankruptcy Court upon confirmation of Grace's plan of reorganization. Under the terms of the proposed Fresenius settlement, as subsequently revised, Fresenius would contribute $115.0 million to the Grace estate, or as otherwise directed by the Bankruptcy Court, upon confirmation of a plan of reorganization. The Sealed Air and Fresenius settlements are subject to the approval of the Bankruptcy Court and the fulfillment of specified conditions. Grace is unable to predict how these settlements may ultimately affect its plan of reorganization.

Impact on Debt Capital - All of the Debtors' pre-petition debt is in default due to the Filing. The accompanying Consolidated Balance Sheet as of March 31, 2003 reflects the classification of the Debtors' pre-petition debt within "liabilities subject to compromise."

The Debtors have entered into a debtor-in-possession post-petition loan and security agreement with Bank of America, N. A. (the "DIP facility") in the aggregate amount of $250 million. The term of the DIP facility, originally set to expire April 1, 2003, has been extended for up to an additional three years through April 2006.

Accounting Impact - The accompanying Consolidated Financial Statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7") "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," promulgated by the American Institute of Certified Public Accountants. SOP 90-7 requires that financial statements of debtors-in-possession be prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, the realization of certain Debtors' assets and the liquidation of certain Debtors' liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the Consolidated Financial Statements, which do not currently give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

Pursuant to SOP 90-7, Grace's pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of March 31, 2003, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments) as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation and other claims). The recorded amounts of such liabilities generally reflect accounting measurements as of the Filing Date, adjusted as warranted, for changes in facts and circumstances and/or rulings under Grace's Chapter 11 proceedings subsequent to the Filing. (See Note 2 to the Consolidated Financial Statements for detail of the liabilities subject to compromise as of March 31, 2003, and as of the Filing Date.) Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheet based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses and provisions for losses related to the Filing as reorganization items.

--------------------------------------------------------------------------------
CRITICAL ACCOUNTING ESTIMATES
--------------------------------------------------------------------------------

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities reported at the date of the Consolidated Financial Statements, and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates. Changes in estimates are recorded in the period identified. Grace's accounting measurements that are most affected by management's estimates of future events are:

o Contingent liabilities such as asbestos-related matters, environmental remediation, income taxes, and retained obligations of divested businesses.
o Pension and postretirement liabilities that depend on assumptions regarding discount rates and/or total returns on invested funds.
o Depreciation and amortization periods for long-lived assets, including property and equipment, intangible, and other assets.
o Realization values of various assets such as trade receivables, inventories, insurance receivables, income taxes, and goodwill.

The accuracy of these and other estimates may also be materially affected by the uncertainties arising under the Chapter 11 Cases.

--------------------------------------------------------------------------------
CONSOLIDATED OPERATIONS
--------------------------------------------------------------------------------

Set forth below is a chart that lists key operating statistics and percentage changes for the three months ended March 31, 2003 and 2002. This chart should be referenced when reading management's discussion and analysis of the results of operations and financial condition. The financial information presented throughout this discussion, divides Grace's financial results between "core operations" and "noncore activities." Core operations comprise the financial results of Davison Chemicals, Performance Chemicals and the costs of corporate activities that directly or indirectly support business operations. In contrast, noncore activities comprise all other events and transactions not directly related to the generation of operating revenue or the support of core operations.

Neither pre-tax income from core operations nor pre-tax income from core operations before depreciation and amortization purport to represent income or cash flow as defined under generally accepted accounting principles, and should not be considered an alternative to such measures as an indicator of Grace's performance. These measures are provided to distinguish operating results of Grace's current business base from results and related assets and liabilities of past businesses, discontinued products and corporate legacies.

====================================================================================================================================
ANALYSIS OF CONSOLIDATED OPERATIONS                                                          THREE MONTHS ENDED
 (Dollars in millions)                                                                           MARCH 31,
====================================================================================================================================
                                                                                                                   % Change
                                                                                     2003            2002        Fav (Unfav)
                                                                              ------------------------------------------------
NET SALES:
    DAVISON CHEMICALS
    Catalyst products..................................................       $        168.0   $         153.1           9.7%
    Silica products....................................................                 71.1              60.8          16.9%
                                                                              ------------------------------------------------
  TOTAL DAVISON CHEMICALS..............................................                239.1             213.9          11.8%
                                                                              ------------------------------------------------
    PERFORMANCE CHEMICALS
    Construction chemicals.............................................                 90.8              83.6           8.6%
    Building materials.................................................                 53.5              57.2          (6.5%)
    Sealants and coatings..............................................                 61.4              58.2           5.5%
                                                                              ------------------------------------------------
  TOTAL PERFORMANCE CHEMICALS..........................................                205.7             199.0           3.4%
                                                                              ------------------------------------------------
TOTAL GRACE SALES......................................................       $        444.8   $         412.9           7.7%
                                                                              ================================================
PRE-TAX OPERATING INCOME (a):
    Davison Chemicals (b)..............................................       $         20.3   $          25.6         (20.7%)
    Performance Chemicals..............................................                 12.1              18.6         (34.9%)
    Corporate operating costs..........................................                (18.9)            (10.4)        (81.7%)
                                                                              ------------------------------------------------
PRE-TAX INCOME FROM CORE OPERATIONS (c)................................                 13.5              33.8         (60.1%)
                                                                              ------------------------------------------------
PRE-TAX LOSS FROM NONCORE ACTIVITIES...................................                 (7.0)             (2.9)         NM
Interest expense.......................................................                 (4.2)             (4.8)         12.5%
Interest income........................................................                  1.2               0.8          50.0%
                                                                              ------------------------------------------------
INCOME BEFORE CHAPTER 11 REORGANIZATION EXPENSES AND INCOME TAXES......                  3.5              26.9         (87.0%)
Chapter 11 reorganization expenses, net................................                 (2.7)             (4.4)         38.6%
Provision for income taxes ............................................                 (3.1)            (10.1)         69.3%
                                                                              ------------------------------------------------
NET (LOSS) INCOME......................................................       $         (2.3)  $          12.4        (118.5%)
                                                                              ================================================

KEY FINANCIAL MEASURES:
  PRE-TAX INCOME FROM CORE OPERATIONS AS A
    PERCENTAGE OF SALES:
    Davison Chemicals (b)..............................................                  8.5%             12.0%         (3.5) pts
    Performance Chemicals..............................................                  5.9%              9.3%         (3.4) pts
    Consolidated.......................................................                  3.0%              8.2%         (5.2) pts
  PRE-TAX INCOME FROM CORE OPERATIONS BEFORE DEPRECIATION AND
    AMORTIZATION (c)...................................................       $         38.2   $          56.7         (32.6%)
  As a percentage of sales.............................................                  8.6%             13.7%         (5.1) pts
                                                                              ================================================
NET SALES BY REGION:
North America..........................................................       $        204.2   $         202.6           0.8%
Europe.................................................................                154.8             125.0          23.8%
Asia Pacific...........................................................                 61.4              59.7           2.8%
Latin America..........................................................                 24.4              25.6          (4.7%)
                                                                              ------------------------------------------------
TOTAL..................................................................       $        444.8   $         412.9           7.7%
====================================================================================================================================

NM = Not meaningful    a = Pre-tax operating income for all periods presented
                           reflects a reallocation of the cost of annual accrued pension benefits of active participants from corporate to the respective business segments.
                       b = Davison Chemicals pre-tax operating income includes
                           minority interest related to the Advanced Refining Technologies joint venture.
                       c = Neither pre-tax income from core operations nor
                           pre-tax income from core operations before depreciation and amortization purport to represent income or cash flow as defined under generally accepted accounting principles, and should not be considered an alternative to such measures as an indicator of Grace's performance.

COSTS OF DOING BUSINESS IN CHAPTER 11

Although it is difficult to measure precisely how Chapter 11 has impacted Grace's overall financial performance, there are certain added costs that are directly attributable to operating under the Bankruptcy Code. Net reorganization expenses of $2.7 million in the first three months of 2003 and $4.4 million in the first three months 2002 consist primarily of legal, financial and consulting fees incurred by Grace and three creditors' committees. In addition, for the first quarter of 2003 and 2002, Grace's pre-tax income from core operations included expenses of $3.7 million and $2.8 million, respectively, for Chapter 11-related compensation charges. Poor stock price performance in the period leading up to and after the Filing diminished the value of Grace's stock option program to current and prospective employees, which caused Grace to change its long-term incentive compensation program into a cash-based program. Grace has also sought to address employee retention issues by providing added compensation to certain employees and increasing Grace's contribution to its savings and investment plan.

There are numerous other indirect costs to manage Grace's Chapter 11 proceedings such as: management time devoted to Chapter 11 matters; added cost of debt capital; added costs of general business insurance, including directors and officers liability insurance; and lost business and acquisition opportunities due to complexities of operating under Chapter 11.

NET SALES

The following table identifies the increase or decrease in sales attributable to changes in product volume, product price and/or mix and the impact of foreign currency translation.

===============================================================
                      THREE MONTHS ENDED MARCH 31, 2003 AS A
NET SALES           PERCENTAGE INCREASE (DECREASE) FROM THREE
VARIANCE ANALYSIS          MONTHS ENDED MARCH 31, 2002
===============================================================
                     VOLUME   PRICE/MIX  TRANSLATION   TOTAL
                    -------------------------------------------

Davison Chemicals.   11.4%      (8.1%)       8.5%      11.8%
Performance
  Chemicals ......   (0.2%)      0.1%        3.5%       3.4%
Net sales.........    5.8%      (4.2%)       6.1%       7.7%
---------------------------------------------------------------
By Region:
  North America...   (0.8%)      1.4%        0.2%       0.8%
  Europe..........   13.9%     (11.1%)      21.0%      23.8%
  Asia Pacific....   12.5%     (15.1%)       5.4%       2.8%
  Latin America...    3.2%      10.9%      (18.8%)     (4.7%)
===============================================================

Grace's net sales increased 7.7% to $444.8 million in the three-month period ended March 31, 2003 compared with the same period in 2002. Favorable currency translation effects from a weaker U.S. dollar accounted for 6.1% of the increase, with revenue from acquisitions and added volume in certain product lines also contributing factors. Acquisitions contributed $7.9 million or 1.9 percentage points of the sales volume growth. The positive impact from foreign currency translation occurred primarily in Europe.

PRE-TAX INCOME FROM CORE OPERATIONS

Pre-tax income from core operations was $13.5 million for the three months ended March 31, 2003, compared with $33.8 million for the prior year period.

Operating income in the first three months of 2003 was adversely affected by: continued weakness in the global economy and in U.S. commercial construction activity; higher production costs; unfavorable regional and product mix; higher selling and research and development expenses to support growth initiatives; and higher costs for pensions, medical benefits, insurance and other operating costs.

Corporate operating costs for the three months ended March 31, 2003 and March 31, 2002, were $18.9 million and $10.4 million, respectively. Corporate costs include corporate functional costs (such as financial and legal services, human resources, communications and information technology), the cost of corporate governance (including directors and officers liability insurance) and pension costs related to both corporate employees and to the effects of changes in assets and liabilities for all Grace pension plans. The first quarter increase is primarily attributable to higher pension expense, largely related to negative economic factors impacting equity markets and interest rates in recent years.

PRE-TAX LOSS FROM NONCORE ACTIVITIES

The pre-tax loss from noncore activities totaled $7.0 million for the first three months of 2003, compared with $2.9 million for the first three months of 2002. The expense increase was attributable to higher pension expense related to employees of former businesses and higher environmental litigation costs.

CHAPTER 11 EXPENSES

Net reorganization expenses for the quarter ended March 31, 2003 were $2.7 million compared with $4.4 million for the same period in 2002. These expenses are expected to continue to be variable based on activity in the Chapter 11 cases.

INTEREST

Net interest expense for the three months ended March 31, 2003 was $3.0 million, a decrease of 25.0% from 2002. This decrease was attributable to a lower contractual interest rate on pre-petition debt subject to compromise, and lower borrowing levels. Average debt levels were $504.2 million in the first three months of 2003 and $507.9 million in the first three months of 2002. Payment of interest accrued on pre-petition debt is subject to the outcome of Grace's Chapter 11 proceedings. Weighted average interest rates for March 31, 2003 and 2002 were 2.1% and 2.7%, respectively.

INCOME TAXES

Grace's provision for income taxes at the federal corporate rate of 35% was $1.9 million for the three months ended March 31, 2003. The primary difference between this amount and the overall provision for income taxes of $3.1 million is attributable to current period interest on tax contingencies and the non-deductibility of certain Chapter 11 expenses.

DAVISON CHEMICALS

Business Description

Davison Chemicals is a leading global supplier of catalyst and silica products. Catalyst products represented approximately 38% of Grace's 2003 first quarter sales (37% - 2002). This segment includes fluid cracking catalysts and additives used in petroleum refineries to convert distilled crude oil into transportation fuels and other petroleum-based products; hydroprocessing catalysts, which upgrade heavy oils and remove certain impurities; polyolefin catalysts, which are essential components in the manufacture of polyethylene and polypropylene used in products such as plastic film, high-performance plastic pipe and other plastic parts; and chemical catalysts, which are used in a variety of chemical processes. Silica products, which represented 16% of Grace's 2003 first quarter sales, (15% - 2002), are used in a wide range of industrial and consumer applications, such as coatings, food processing, plastics, adsorbents, personal care products and biotechnology separations.

Recent Acquisitions and Joint Ventures

During the first quarter of 2003, Davison did not enter into any new business combinations. In January 2002, Grace, through its Swedish subsidiary, acquired the catalyst manufacturing assets of Borealis A/S. This aquisition has been integrated into Grace's global polyolefin catalysts business.

Sales

First quarter sales for the Davison Chemicals segment were $239.1 million, up 11.8% from the prior year quarter. Excluding favorable currency translation impacts, sales were up 3.3% for the quarter, primarily attributable to catalyst acquisitions and volume growth in silica products. Sales of catalyst products, which include refining catalysts, polyolefin catalysts and other chemical catalysts, were up 9.7% compared with the prior year quarter, as a result of currency effects and acquisitions in polyolefin and hydroprocessing catalyst segments. Sales of silica products were up 16.9% compared with the first quarter of 2002 (5.9% excluding currency translation impacts), primarily from growth programs in coatings, digital printing and separations applications, and added volume in North America and Europe.

Sales in North America and Europe were up 9.3% and 24.4%, respectively. Sales in Latin America and Asia Pacific were down 10.1% and 4.0%, respectively. In North America and Europe, the increases in sales were attributable to growth in both the catalyst and silica product lines and, with respect to Europe, favorable currency translation impacts. The decrease in Latin America was primarily due to an unfavorable impact from foreign currency as well as a reduction of sales in silicas. The decrease in Asia Pacific was attributable to a reduction of sales in catalyst and silica products, partly offset by a favorable currency translation impact.

Operating Income

Operating income of the Davison Chemicals segment was $20.3 million, or 20.7% lower than the 2002 first quarter; operating margin was 8.5%, about 3.5 percentage points lower than the prior year period. Operating income and margins in the first quarter of 2003 were negatively affected by higher manufacturing costs, primarily due to production difficulties and unusual maintenance requirements, exacerbated by severe weather in the mid-Atlantic region of the United States.

PERFORMANCE CHEMICALS

Business Description

The major product groups of the Performance Chemicals segment are (1) specialty construction chemicals and specialty building materials, which are used primarily by the nonresidential construction industry; and (2) container sealants and coatings for food and beverage packaging, and other related products. Specialty construction chemicals, which represented 20% of Grace's 2003 and

2002 first quarter sales, add strength, control corrosion, and enhance the handling and application of concrete, and reduce the manufacturing cost and improve the quality of cement. Specialty building materials, which represented 12% of Grace's 2003 first quarter sales (14% - 2002), prevent water damage to structures and protect structural steel against collapse due to fire. Sealants and coatings products, which represented 14% of Grace's 2003 and 2002 first quarter sales are used to seal beverage and food cans, and glass and plastic bottles, and protect metal packaging from corrosion and the contents from the influences of metal.

Recent Acquisitions and Joint Ventures

During the first quarter of 2003, Performance Chemicals did not enter into any new business combinations.

In March 2002, Grace acquired the business and the assets of Addiment, Incorporated, a leading supplier of specialty chemicals to the concrete paver and masonry industries in the U.S. and Canada. This business has been integrated into the construction chemicals product line.

Sales

First quarter sales for the Performance Chemicals segment were $205.7 million, up 3.4% from the prior year quarter, primarily from favorable currency translation impacts. Volume gains outside of North America were offset by weakness in North American commercial construction activity, which was about 10% lower than last year. Sales of specialty construction chemicals, which include concrete admixtures, cement additives and masonry products, were up 8.6% versus the year-ago quarter (4.5% excluding currency translation impacts). Sales were strong in geographic regions other than North America, reflecting the success of new product programs and sales initiatives in key economies worldwide. Sales of specialty building materials, which include waterproofing and fire protection products, were down 6.5% (down 8.7% before translation impacts) compared with a strong first quarter in 2002. The decline reflects softness in North American construction and re-roofing activity, due partly to severe weather, and the initial effects of new building codes that require less fire protection materials for structural steel used in commercial buildings. Sales of specialty sealants and coatings, which include container sealants, coatings and polymers, were up 5.5% compared with the first quarter of 2002 (up 1.5% before the effect of currency translation), reflecting growth initiatives in coatings and can sealants, particularly in Europe and Asia.

Sales in North America were down 5.8%. Sales in Europe, Latin America, and Asia Pacific increased by 22.8%, 0.8%, and 11.2%, respectively. Declines in North America were primarily in specialty building materials reflecting the softness in North American construction activity. In Europe and Asia Pacific, increases were attributable to growth in all product lines. European sales were favorably impacted by foreign exchange. Latin America experienced sales growth in construction chemicals, offset by declines in specialty building materials and sealants and coatings.

Operating Income

Operating income for the Performance Chemicals segment was $12.1 million, compared with $18.6 million in the prior year quarter. Operating margin of 5.9% was well below the 2002 first quarter margin of 9.3%, reflecting higher transportation costs and petroleum-based and other raw material costs, and an unfavorable regional and product mix. Operating income, although favorably impacted by sales growth in construction chemicals (outside North America) and sealants and coatings, was adversely affected by lower sales of building materials.

FINANCIAL POSITION AND CASH FLOWS

The following chart sets forth Grace's net asset position supporting its core operations and its net cash flows from core operations.

================================================================
CORE OPERATIONS                     MARCH 31,     December 31,
(Dollars in millions)                 2003            2002
----------------------------------------------------------------

BOOK VALUE OF INVESTED CAPITAL
Receivables....................  $   311.4       $   308.4
Inventory......................      191.7           172.4
Properties and equipment, net..      614.5           614.6
Intangible assets and other....      592.2           609.7
                                 -------------------------------
ASSETS SUPPORTING CORE
OPERATIONS.....................    1,709.8         1,705.1
Accounts payable and accruals..     (313.0)         (311.0)
                                 -------------------------------
CAPITAL INVESTED IN CORE
OPERATIONS.....................  $ 1,396.8       $  1,394.1
After-tax return on average
 invested capital (trailing
 twelve months)................        7.4%            8.3%
                                 ===============================

                                      THREE MONTHS ENDED
                                           MARCH 31,
                                 -------------------------------
CASH FLOWS:                           2003            2002
                                 -------------------------------
Pre-tax operating income.......  $    13.5       $    33.8
Depreciation and amortization..       24.7            22.9
                                 -------------------------------
PRE-TAX EARNINGS BEFORE
 DEPRECIATION AND AMORTIZATION.       38.2            56.7
Working capital and other
changes........................      (10.6)          (32.9)
                                 -------------------------------
CASH FLOW BEFORE INVESTING.....       27.6            23.8
Capital expenditures...........      (18.0)          (13.2)
Businesses acquired............       --             (25.0)
                                 -------------------------------
NET CASH FLOW FROM CORE
OPERATIONS.....................  $     9.6       $   (14.4)
================================================================

Grace had a net asset position supporting its core operations of $1,396.8 million at March 31, 2003, compared with $1,394.1 million at December 31, 2002 (including the cumulative translation account reflected in Shareholders' Equity (Deficit) of $110.1 million for 2003 and $119.5 million for 2002). The change in invested capital supporting core operations was primarily due to:

a) A decline in intangible assets and other of $17.5 million, which was caused primarily by net pension expense of $13.5 million for the quarter.

b) An increase in receivables of $3.0 million, which was attributable to currency translation, primarily of European and Asian receivables, reflecting a weaker dollar.

c) An overall increase in inventory of $19.3 million, consisting of increases in catalyst inventory to satisfy expected second quarter deliveries and favorable currency translation impacts, primarily in European and Asian inventories, reflecting a weaker dollar.

The after-tax return (trailing twelve months) on capital invested in core operations decreased by 0.9 percentage points in the three-month period of 2003, due to a 60.1% decline in pre-tax operating income. Net cash flows from core operations increased due to the easing of working capital pressures that began prior to the Filing, and a reduction in cash invested in business acquisitions, partially offset by an increase in capital spending, primarily for continued spending on a new catalyst facility during 2003.

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


LIABILITIES AND CONTINGENCIES

Grace has a number of financial exposures originating from past businesses, products and events. These obligations arose from transactions and/or business practices that date back to when Grace was a much larger company, when it produced products or operated businesses that are no longer part of its revenue base, and when government regulations and scientific knowledge were much less advanced than today. The table below summarizes the net noncore liability at March 31, 2003 and December 31, 2002 and the net cash flow from noncore activities for the three months ended March 31, 2003 and 2002:

=================================================================
NONCORE ACTIVITIES                   MARCH 31,     December 31,
(Dollars in millions)                   2003            2002
-----------------------------------------------------------------
NET NONCORE LIABILITIES:
=================================================================
Asbestos-related liabilities.....   $  (970.9)      $  (973.2)
Asbestos-related insurance
receivable ......................       281.6           282.6
                                  -------------------------------
Asbestos-related liability, net..      (689.3)         (690.6)
Environmental remediation........      (200.0)         (201.1)
Postretirement benefits..........      (144.4)         (147.2)
Retained obligations and other...       (56.0)          (55.3)
                                  -------------------------------
NET NONCORE LIABILITY............   $(1,089.7)      $(1,094.2)
=================================================================
                                         THREE MONTHS ENDED
                                             MARCH 31,
NET CASH FLOWS FROM NONCORE       -------------------------------
ACTIVITIES:                             2003            2002
=================================================================
Pre-tax (loss) income from
noncore activities...............   $    (7.0)      $    (2.9)
Non-cash changes.................         5.9             4.2
Cash spending for:
  Asbestos-related litigation,
  net of insurance recovery......        (1.2)           (0.5)
  Environmental remediation......        (3.1)           (3.9)
  Postretirement benefits........        (3.1)           (4.6)
  Retained obligations and
  other..........................         --             (0.9)
-----------------------------------------------------------------
NET CASH FLOW FOR NONCORE
ACTIVITIES ......................   $    (8.5)      $    (8.6)
=================================================================

As described under "Voluntary Bankruptcy Filing," the resolution of most of these noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. Grace cannot predict with any certainty how, and for what amounts, any of such estimates will be resolved. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded by Grace at March 31, 2003.

ASBESTOS-RELATED MATTERS

Grace is a defendant in lawsuits relating to previously sold asbestos-containing products. In the first three months of 2003, Grace paid $1.2 million for the defense of asbestos-related property damage and bodily injury litigation, net of amounts received under settlements with insurance carriers, compared to net expenditures in the first three months of 2002 of $0.5 million. At March 31, 2003, Grace's balance sheet reflected a gross asbestos-related liability of $970.9 million ($689.3 million net of insurance). This liability represents management's estimate, based on facts and circumstances existing prior to the Filing, of the undiscounted net cash outflows necessary to satisfy Grace's pending property damage claims for which sufficient information is available, and its pending and projected future bodily injury claims. Changes to the recorded amount of such liability will be based on Chapter 11 developments and management's assessment of the claim amounts that will ultimately be allowed by the Bankruptcy Court.

The Consolidated Balance Sheet at March 31, 2003 includes total amounts due from insurance carriers of $281.6 million pursuant to settlement agreements with insurance carriers. The recovery of amounts due from insurance carriers is dependent upon the timing, character and exposure periods of asbestos-related claims. Grace's Chapter 11 proceedings could also affect recovery timing and amounts.

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

ENVIRONMENTAL MATTERS

Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations. Grace has expended substantial funds to comply with such laws and regulations and expects to continue to do so in the future. At March 31, 2003, Grace's recorded liability for environmental investigative and remediation costs related to both continuing and discontinued operations totaled $200.0 million, as compared with $201.1 million at December 31, 2002. This estimate of environmental costs is based on funding and/or remediation agreements in place, together with Grace's best estimate of its cost for sites not subject to a formal remediation plan.

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

Based on a proof of claim form filed against Grace by the United States, the EPA's Libby-related cost recovery claims through January 31, 2003 totaled approximately $82 million and total cost recovery claims will likely exceed $100 million. Grace has $63.0 million accrued at March 31, 2003, with respect to this lawsuit and future cost recovery claims expected to be made by the EPA, which represents Grace's current estimate of probable liability and defense costs, pending the issuance of a decision of the trial court and the availability of additional information about the EPA's 2002 costs and projected future costs. Liabilities for recovery costs are included in "liabilities subject to compromise" and any payments would be subject to the outcome of the Chapter 11 proceedings.


Since January 2000, Grace has spent approximately $13.8 million for remediation of certain Libby area vermiculite processing sites and for health care of Libby area residents diagnosed with asbestos-related illness.

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

POSTRETIREMENT BENEFITS

Grace provides certain postretirement health care and life insurance benefits for retired employees, a large majority of which pertain to retirees of previously divested businesses. These plans are unfunded, and Grace pays the costs of benefits under these plans as they are incurred. Spending under this program during the first quarter of 2003 was $3.1 million. Grace's recorded liability for postretirement benefits of $144.4 million at March 31, 2003 is stated at net present value discounted at 6.75%. The continuing payment of these benefits has been approved by the Bankruptcy Court, however, the program would still be subject to the terms of a Chapter 11 reorganization plan.

RETAINED OBLIGATIONS OF DIVESTED BUSINESSES

The principal retained obligations of divested businesses relate to contractual indemnification and to contingent liabilities not passed on to the new owner. At March 31, 2003, Grace had recorded $56.0 million, as compared with $55.3 million at December 31, 2002, to satisfy such obligations. Most of these matters are now subject to the automatic stay of the Bankruptcy Court and are expected to be resolved as part of Grace's Chapter 11 proceedings.

TAX MATTERS

Grace has received the examination report from the Internal Revenue Service ("IRS") on tax periods 1993 through 1996 asserting, in the aggregate, approximately $114.0 million of proposed tax adjustments. The most significant contested issue addressed in such report concerns corporate-owned life insurance ("COLI") policies and is discussed below. Other proposed IRS tax adjustments include Grace's tax position regarding research and development credits, reporting of certain divestitures and other miscellaneous proposed adjustments. The tax audit for the 1993 through 1996 tax period is under the jurisdiction of IRS Appeals, where Grace has filed a protest. Grace's federal tax returns covering periods 1997 and forward are either under examination by the IRS or open for future examination. Grace believes that the expected impact of probable tax return adjustments would not have a material effect upon Grace's financial statements. Any cash payment would be subject to Grace's Chapter 11 proceedings.

In 1988 and 1990, Grace acquired COLI policies on the lives of certain of its employees as part of a strategy to fund the cost of postretirement employee health care benefits and other long-term liabilities. COLI premiums have been funded in part by loans issued against the cash surrender value of the COLI policies. The IRS is challenging deductions of interest on loans secured by COLI policies for years prior to 1999. In 2000, Grace paid $21.2 million of tax and interest related to this issue for tax years 1990 through 1992. Subsequent to 1992, Grace deducted approximately $163.2 million in interest attributable to COLI policy loans. Although Grace continues to believe that the deductions were legitimate, the IRS has successfully challenged interest deductions claimed by other corporations with respect to broad-based COLI policies in three out of four litigated cases. Given the level of IRS success in COLI cases, Grace requested and was granted early referral to the IRS Office of Appeals for consideration of possible settlement alternatives of the COLI interest deduction issue.

On September 23, 2002, Grace filed a motion in its Chapter 11 bankruptcy proceeding requesting that the Bankruptcy Court authorize Grace to enter into a settlement agreement with the IRS with respect to Grace's COLI interest deductions. The tax years at issue are 1989 through 1998. Under the terms of the proposed settlement, the government would allow 20% of the aggregate amount of the COLI interest deductions and Grace would owe federal income tax and interest on the remaining 80%. Grace has accrued for the potential tax and interest liability related to the disallowance of all COLI interest deductions and continues to accrue interest as part of its quarterly income tax provision. On October 22, 2002, the Bankruptcy Court issued an order authorizing Grace to enter into settlement discussions with the IRS consistent with the aforementioned terms and further ordered that any final agreement would be subject to Bankruptcy Court approval. Grace is currently in negotiations with the IRS concerning the proposed settlement, and the possible termination of the COLI policies.

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

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

CASH RESOURCES AND AVAILABLE CREDIT FACILITIES

At March 31, 2003, Grace had $362.7 million in cash and cash-like assets on hand ($275.0 million in cash and cash equivalents and $87.7 million in cash value of life insurance). In addition, Grace had access to committed credit facilities aggregating $250 million under the DIP facility, of which $225.4 million (net of letters of credit and holdback provisions) was available at March 31, 2003. The term of the DIP facility, originally set to expire on April 1, 2002, has been extended for up to an additional three years through April 2006. Grace believes that these funds and credit facilities will be sufficient to finance its business strategy while in Chapter 11.

CASH FLOW

Grace's net cash flow provided by core operations before investing in the first quarter of 2003 was $27.6 million, compared with $23.8 million in the first quarter of 2002. Total capital expenditures for the first quarter of 2003 and 2002 were $18.0 million and $13.2 million, respectively. A substantial portion of these expenditures was directed towards the business segments for routine capital replacements and construction of a new catalyst facility in Lake Charles, Louisiana. Acquisition investments totaled $25 million in 2002, none in 2003.

For the three months ended March 31, 2003 and 2002, pre-tax operating earnings before depreciation and amortization were $38.2 million and $56.7 million, respectively. Grace expects to continue to invest excess cash flow and/or other available capital resources in its core business base. These investments are likely to be in the form of added plant capacity, product line extensions, geographic market expansions and acquisitions. Investments that are outside the ordinary course of business may be subject to Bankruptcy Court approval and Chapter 11 creditor committee review.

The pre-tax cash outflow from noncore activities for the three months ended March 31, 2003 and 2002 was $8.5 million and $8.6 million, respectively. Expenditures for environmental remediation were lower in the first three months of 2003 due in part to Grace's Chapter 11 proceedings and the completion of remediation work at certain sites. Postretirement benefits were lower reflecting higher cost sharing by retirees.

Cash flows used for investing activities for the three months ended March 31, 2003 and 2002 were $18.6 million and $44.0 million, respectively. Net cash outflows for investing activities in the first three months of 2003 consisted primarily of $18.0 million for capital expenditures, and net investment in life insurance policies of $1.3 million. Net cash outflows for investing activities in the first three months of 2002 consisted of $25.0 million for acquisitions, $13.2 million for capital expenditures, and net investments in life insurance policies of $6.4 million.

Net cash used for financing activities in the first three months of 2003 and 2002 were $3.2 million and $2.5 million, respectively. In 2003, cash outflows were principally composed of $2.2 million for fees related to the renewal of the DIP facility and $0.9 million in net repayments for loans secured by the cash value of life insurance policies. In 2002, cash outflows principally consisted of net repayments for loans secured by the cash value of life insurance policies.

DEBT AND OTHER CONTRACTUAL OBLIGATIONS

Total debt outstanding at March 31, 2003 was $545.1 million, including $40.7 million of accrued interest on pre-petition debt. As a result of the Filing, Grace is now in default on $501.0 million of pre-petition debt, which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of March 31, 2003. The automatic stay provided under the Bankruptcy Code prevents Grace's lenders from taking any action to collect the principal amounts as well as related accrued interest. However, Grace will continue to accrue and report interest on such debt during the Chapter 11 proceedings (unless further developments lead management to conclude that it is probable that such interest will be compromised).

Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At March 31, 2003, Grace had gross financial assurances outstanding of $236.3 million, comprised of $135.3 million of gross surety bonds issued by various insurance companies and $101.0 million of standby letters of credit issued by various banks. Of the standby letters of credit, $19.2 million act as collateral for surety bonds, thereby reducing Grace's overall obligations under its financial assurances to a net amount of $217.1 million. Of this net amount, approximately $7.7 million were issued on behalf of non-Debtor entities and $209.4 million were issued on behalf of the Debtors. Of the amounts issued by the Debtors, approximately $193.2 million were issued before the Filing Date, with the remaining $16.2 million being subsequent to the Filing, of which $13.5 million was issued under the DIP facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Grace had no outstanding derivative financial instruments on March 31, 2003. For further information concerning Grace's quantitative and qualitative disclosures about market risk, refer to Notes 13 and 15 in the Consolidated Financial Statements in Grace's 2002 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

GENERAL STATEMENT OF RESPONSIBILITY

The management of Grace is responsible for the preparation, integrity and objectivity of the Consolidated Financial Statements and the other information included in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and accordingly include certain amounts that represent management's best estimates and judgments. Actual amounts could differ from those estimates. Management maintains internal control systems to assist it in fulfilling its responsibility for financial reporting. These systems include business, accounting and reporting policies and procedures, selection of personnel, segregation of duties and an internal audit function. In 2002, a Disclosure Committee was established to oversee Grace's public financial reporting process and key managers are required to confirm their compliance with Grace's policies and internal control systems. While no system can ensure elimination of all errors and irregularities, Grace's systems, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed, transactions are properly executed and reported and appropriate disclosures are made. The concept of reasonable assurance is based on the recognition that there are limitations in all systems of internal control and that the costs of such systems should not exceed their benefits.


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

ITEM 5.  OTHER INFORMATION
--------------------------------------------------------------------------------

The following information is being provided in accordance with Item 11 of Form 8-K:

On March 26, 2003, Fidelity Management Trust Company, the administrator of the
W. R. Grace & Co. Savings and Investment Plan (the "Plan"), a plan qualified under section 401 of the Internal Revenue Code, temporarily suspended the ability of participants in the New Grace Common Stock Fund to redeem (i.e., sell or transfer to another fund) any interests in the Fund. The Fund invests in
W. R. Grace & Co. common stock. This temporary suspension was necessitated due to heavy requests for redemptions and market conditions that did not provide sufficient liquidity to execute each redemption request. The suspension enabled the Fund to sell off the backlog of orders and to replenish the Fund's cash component in accordance with its investment objectives and policies.

Fidelity notified Grace on March 26, 2003 that the period of the blackout began at 12:00 p.m. on March 26, 2003, and was expected to end during the week beginning April 13, 2003. Fidelity determined that it was not able to provide advance written notice of the beginning of the blackout period without violating its fiduciary duties under Section 404(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The blackout ended on April 14, 2003.

Shareholders and other interested persons may contact Fidelity Participant Services Center at 300 Puritan Way, Marlborough, MA 01752, or by calling toll free at 1-800-835-5096, with any questions regarding the blackout.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         (a) Exhibits. The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q.

              4 Amendment No. 1 and Limited Waiver to Post-Petition Loan and Security Agreement

              15   Accountants' Awareness Letter

              99.1 Certification of Periodic Report by Chief Executive Officer
                   under Section 906 of the Sarbanes-Oxley Act of 2002

              99.2 Certification of Periodic Report by Chief Financial Officer
                   under Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the first quarter of 2003:

              March 17, 2003 -- Notification to participants in the W. R.
              Grace & Co. Savings and Investment Plan that participants would no longer be permitted to contribute to, or make transfers from, other funds into the Grace common stock funds.

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


                                            W. R. GRACE & CO.
                                            -----------------
                                            (Registrant)

Date:  May 13, 2003                      By /s/ Paul J. Norris
                                            ------------------
                                            Paul J. Norris
                                            Chairman, President and
                                            Chief Executive Officer

Date:  May 13, 2003                      By /s/ Robert M. Tarola
                                            --------------------
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

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

        Date:  May 13, 2003
                                                       /s/ Paul J. Norris
                                                       ------------------
                                                       Paul J. Norris
                                                       Chairman, President and
                                                       Chief Executive Officer

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


        Date:  May 13, 2003
                                                    /s/ Robert M. Tarola
                                                    --------------------
                                                    Robert M. Tarola
                                                    Senior Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX




EXHIBIT NO.     DESCRIPTION OF EXHIBIT
-----------     ----------------------


   4 Amendment No. 1 and Limited Waiver to Post-Petition Loan and Security Agreement

  15            Accountants' Awareness Letter


  99.1 Certification of Periodic Report by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002


  99.2 Certification of Periodic Report by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002