Form 10-Q
period 2003-06-30
W R GRACE & CO
filed 2003-08-05
CIK 1045309

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-13953

                                W. R. GRACE & CO.

         Delaware                                             65-0773649
---------------------------                         ---------------------------
 (State of Incorporation)                                 (I.R.S. Employer
                                                         Identification No.)

                                7500 Grace Drive
                            Columbia, Maryland 21044
                                 (410) 531-4000
                        ---------------------------------
                          (Address and phone number of
                          principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes      X                             No
                -----------                           ----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

            Yes      X                             No
                -----------                           ----------


65,556,244 shares of Common Stock, $0.01 par value, were outstanding at July 31, 2003.

================================================================================

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

                    Consolidated Balance Sheet                                                          I - 4

                    Consolidated Statement of Shareholders' Equity (Deficit)                            I - 5

                    Consolidated Statement of Comprehensive Income                                      I - 5

                    Notes to Consolidated Financial Statements                                     I - 6 to I - 20

Item 2.             Management's Discussion and Analysis of Results of Operations and
                    Financial Condition                                                           I - 21 to I - 34

Item 3.             Quantitative and Qualitative Disclosures About Market Risk                         I - 35

Item 4.             Controls and Procedures                                                            I - 35


PART II.   OTHER INFORMATION

Item 1.             Legal Proceedings                                                                  II - 1

Item 6.             Exhibits and Reports on Form 8-K                                                   II - 1


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of
Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of June 30, 2003, and the related consolidated statements of operations, of shareholders' equity (deficit) and of comprehensive income for each of the three-month and six-month periods ended June 30, 2003 and June 30, 2002, and the consolidated statements of cash flows for the six-month periods ended June 30, 2003 and June 30, 2002. These interim financial statements are the responsibility of the Company's management.

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


/s/ PricewaterhouseCoopers LLP


Baltimore, Maryland
July 23, 2003

===================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                         THREE MONTHS ENDED              SIX MONTHS ENDED
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)                                JUNE 30,                       JUNE 30,
===================================================================================================================================
Dollars in millions, except per share amounts                              2003            2002           2003           2002
                                                                     --------------------------------------------------------------
Net sales.....................................................         $    503.4      $   471.8      $    948.2     $   885.0
Other income..................................................                2.1            4.8             7.9          10.8
                                                                     --------------------------------------------------------------
                                                                            505.5          476.6           956.1         895.8
                                                                     --------------------------------------------------------------


Cost of goods sold, exclusive of depreciation and
    amortization shown separately below.......................              329.7          294.2           626.4         554.1
Selling, general and administrative expenses, exclusive of
    net pension expense shown separately below................               94.7           83.6           186.4         167.1
Depreciation and amortization ................................               25.3           23.4            50.0          46.2
Research and development expenses ............................               14.2           13.3            28.3          26.1
Net pension expense ..........................................               13.2            4.5            26.7           9.6
Interest expense and related financing costs .................                4.1            5.6             8.3          10.4
Provision for environmental remediation ......................                0.5            2.0             2.5           5.8
                                                                     --------------------------------------------------------------
                                                                            481.7          426.6           928.6         819.3
                                                                     --------------------------------------------------------------

Income before Chapter 11 expenses, income taxes, and minority
    interest..................................................               23.8           50.0            27.5          76.5
Chapter 11 expenses, net .....................................               (6.8)          (8.4)           (9.5)        (12.8)
Provision for income taxes....................................              (10.2)         (19.1)          (13.3)        (29.2)
Minority interest in consolidated entities....................               (0.3)          (1.3)           (0.5)         (0.9)
                                                                     --------------------------------------------------------------

    NET INCOME ...............................................         $      6.5      $    21.2      $      4.2     $    33.6
===================================================================================================================================


BASIC EARNINGS PER COMMON SHARE ..............................         $     0.10      $    0.32      $     0.06     $    0.51

Average number of basic shares ...............................               65.6           65.4            65.6          65.4

DILUTED EARNINGS PER COMMON SHARE.............................         $     0.10      $    0.32      $     0.06     $    0.51

Average number of diluted shares..............................               65.7           65.6            65.6          65.5
===================================================================================================================================

              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

====================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                                      SIX MONTHS ENDED
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)                                                            JUNE 30,
====================================================================================================================================
Dollars in millions                                                                                 2003               2002
                                                                                             ---------------------------------------

OPERATING ACTIVITIES
Income before Chapter 11 expenses, income taxes, and minority interest...................    $       27.5       $         76.5
Reconciliation to net cash provided by operating activities:
     Depreciation and amortization ......................................................            50.0                 46.2
     Interest accrued on pre-petition debt subject to compromise.........................             5.8                  7.4
     Loss on disposals of assets.........................................................             0.9                  0.4
     Provision for environmental remediation.............................................             2.5                  5.8
     Net income from life insurance policies.............................................            (4.3)                (4.8)
     Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency translation:
         Increase in working capital items...............................................           (43.4)               (35.3)
         Expenditures for asbestos-related litigation ...................................            (4.7)                (5.6)
         Proceeds from asbestos-related insurance .......................................            10.2                  9.5
         Expenditures for environmental remediation .....................................            (5.5)               (10.7)
         Expenditures for postretirement benefits .......................................            (5.7)               (11.2)
         Expenditures for retained obligations of discontinued operations ...............            (1.2)                (1.8)
         Changes in accruals and other non-cash items....................................            26.5                 13.1
                                                                                             ---------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE INCOME TAXES AND
     CHAPTER 11 EXPENSES ................................................................            58.6                 89.5
Chapter 11 expenses paid, net ...........................................................           (10.2)               (10.3)
Income taxes paid, net of refunds .......................................................           (12.4)               (12.3)
                                                                                             ---------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................................            36.0                 66.9
                                                                                             ---------------------------------------

INVESTING ACTIVITIES
Capital expenditures ....................................................................           (45.1)               (32.0)
Businesses acquired in purchase transactions, net of cash acquired ......................            (2.2)               (25.0)
Investment in life insurance policies....................................................            (9.1)               (12.6)
Proceeds from life insurance policies....................................................             5.4                  9.0
Proceeds from disposals of assets .......................................................             0.8                  0.7
                                                                                             ---------------------------------------
     NET CASH USED FOR INVESTING ACTIVITIES .............................................           (50.2)               (59.9)
                                                                                             ---------------------------------------

FINANCING ACTIVITIES
Net payments of loans secured by cash value of life insurance policies ..................            (1.4)                (3.0)
Borrowings under credit facilities, net of repayments....................................             4.7                 (0.5)
Borrowings under debtor-in-possession facility, net of fees .............................            27.0                 19.4
Repayments of borrowings under debtor-in-possession facility.............................            --                  (20.0)
                                                                                             ---------------------------------------
     NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES ...............................            30.3                 (4.1)
                                                                                             ---------------------------------------
Effect of currency exchange rate changes on cash and cash equivalents ...................            18.2                 10.1
                                                                                             ---------------------------------------
     INCREASE IN CASH AND CASH EQUIVALENTS ..............................................            34.3                 13.0
Cash and cash equivalents, beginning of period ..........................................           283.6                191.9
                                                                                             ---------------------------------------
Cash and cash equivalents, end of period ................................................    $      317.9       $        204.9
====================================================================================================================================

              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

============================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                         JUNE 30,         DECEMBER 31,
CONSOLIDATED BALANCE SHEET (UNAUDITED)                                                       2003               2002
============================================================================================================================
Dollars in millions, except par value and shares
ASSETS
CURRENT ASSETS
Cash and cash equivalents ..........................................................   $       317.9     $        283.6
Accounts and other receivables, net ...............................................            349.2              316.6
Inventories .......................................................................            208.0              173.6
Deferred income taxes .............................................................             25.9               28.0
Other current assets...............................................................             27.7               35.9
                                                                                      --------------------------------------
     TOTAL CURRENT ASSETS .........................................................            928.7              837.7

Properties and equipment, net of accumulated depreciation and
     amortization of $1,147.9 (2002- $1,071.7).....................................            637.4              622.2
Goodwill ..........................................................................             69.4               65.2
Cash value of life insurance policies, net of policy loans.........................             91.8               82.4
Deferred income taxes .............................................................            577.9              566.7
Asbestos-related insurance receivable..............................................            272.4              282.6
Other assets ......................................................................            253.1              234.9
                                                                                      --------------------------------------
     TOTAL ASSETS .................................................................    $     2,830.7     $      2,691.7
                                                                                      ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
Debt payable within one year ......................................................    $        37.4     $          4.3
Accounts payable ..................................................................            117.0              100.3
Income taxes payable ..............................................................             12.5               11.4
Other current liabilities .........................................................            127.2              131.3
                                                                                      --------------------------------------
     TOTAL CURRENT LIABILITIES ....................................................            294.1              247.3

Deferred income taxes .............................................................             35.9               30.5
Other liabilities .................................................................            333.1              301.4
                                                                                      --------------------------------------
     TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE...................................            663.1              579.2

LIABILITIES SUBJECT TO COMPROMISE - NOTE 2.........................................          2,336.1            2,334.7
                                                                                      --------------------------------------
     TOTAL LIABILITIES.............................................................          2,999.2            2,913.9
                                                                                      --------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock issued, par value $0.01; 300,000,000 shares authorized;
     outstanding: 2003 - 65,553,711 (2002 - 65,466,725) ...........................              0.8                0.8
Paid-in capital ...................................................................            432.1              433.0
Accumulated deficit................................................................           (111.5)            (115.7)
Treasury stock, at cost:  shares: 2003 - 11,426,049 (2002 - 11,513,035)............           (136.0)            (137.0)
Accumulated other comprehensive loss...............................................           (353.9)            (403.3)
                                                                                      --------------------------------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT) .........................................           (168.5)            (222.2)
                                                                                      --------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) .........................    $     2,830.7     $      2,691.7
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
                                              and           Accumulated       Treasury    Comprehensive          EQUITY
Dollars in millions                     Paid-in Capital       Deficit          Stock           Loss             (DEFICIT)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 2003..............   $        433.0   $     (118.0)      $   (136.1)  $     (393.9)      $       (215.0)
Net income ..........................              -              6.5              -              -                    6.5
Stock plan activity .................             (0.1)           -                0.1            -                    -
Other comprehensive income...........              -              -                -             40.0                 40.0
                                        ----------------------------------------------------------------------------------------
   BALANCE, JUNE 30, 2003............   $        432.9   $     (111.5)      $   (136.0)  $     (353.9)      $       (168.5)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002...........   $        433.8   $     (115.7)      $   (137.0)  $     (403.3)      $       (222.2)
Net income ..........................             --              4.2             --             --                    4.2
Stock plan activity .................             (0.9)          --                1.0           --                    0.1
Other comprehensive income...........             --             --               --             49.4                 49.4
                                        ----------------------------------------------------------------------------------------
   BALANCE, JUNE 30, 2003............   $        432.9   $     (111.5)      $   (136.0)  $     (353.9)      $       (168.5)
================================================================================================================================

=================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME                             THREE MONTHS ENDED            SIX MONTHS ENDED
(UNAUDITED)                                                                      JUNE 30,                     JUNE 30,
================================================================================================================================
Dollars in millions                                                         2003           2002          2003           2002
                                                                        ---------------------------------------------------------
NET INCOME.........................................................     $     6.5     $    21.2      $    4.2      $    33.6
                                                                        ---------------------------------------------------------

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments...........................          40.0          39.9          49.4           32.4
                                                                        ---------------------------------------------------------
COMPREHENSIVE INCOME ..............................................     $    46.5     $    61.1      $   53.6      $    66.0
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

During 2000 and the first quarter of 2001, Grace experienced several adverse developments in its asbestos-related litigation, including: a significant increase in bodily injury claims, higher than expected costs to resolve bodily injury and certain property damage claims, and class action lawsuits alleging damages from a former attic insulation product. (These claims are discussed in more detail in Note 3 to the Consolidated Financial Statements.) After a thorough review of these developments, the Board of Directors of Grace concluded on April 2, 2001 that a federal court-supervised Chapter 11 process provided the best forum available to achieve predictability and fairness in the claims settlement process.

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

As provided by the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization for a 120-day period following the Filing Date. The Debtors have received extensions of their exclusivity period during which to file a plan of reorganization through August 1, 2003, and extensions of the Debtors' exclusive rights to solicit acceptances of a reorganization plan through October 1, 2003. The Debtors have filed a motion with the Bankruptcy Court to further extend the exclusivity periods for an additional six months.

Three creditors' committees, two representing asbestos claimants and the third representing other unsecured creditors, and a committee representing shareholders have been appointed in the Chapter 11 Cases. These committees have the right to be heard on all matters that come before the Bankruptcy Court and, together with a legal representative of future asbestos claimants (whom Grace expects to be appointed by the Bankruptcy Court in the future), are likely to play important roles in the Chapter 11 Cases. The Debtors are required to bear certain of the committees' and the future asbestos claimants representative's costs and expenses, including those of their counsel and financial advisors.

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

Claims Filings - The Bankruptcy Court established a bar date of March 31, 2003 for claims of general unsecured creditors, asbestos-related property damage claims and medical monitoring claims related to asbestos. The bar date did not apply to asbestos-related bodily injury claims or claims related to Zonolite(R) attic insulation ("ZAI"), which will be dealt with separately.

Approximately 15,000 proofs of claim were filed by the bar date. Of these claims, approximately 10,000 were non-asbestos related, approximately 4,000 were for asbestos-related property damage, and approximately 1,000 were for medical monitoring. In addition, approximately 400 proofs of claim were filed after the bar date. The discussion below refers to claims filed before the bar date.

Approximately 7,000 of the non-asbestos related claims involve claims by employees or former employees for future retirement benefits such as pension and retiree medical coverage. The other non-asbestos related claims include claims for payment for goods and services; taxes; product warranties; amounts due under leases; contracts rejected in the Bankruptcy Court; environmental remediation; indemnification or contribution from actual or potential co-defendants in asbestos-related and other litigation; pending non-asbestos related litigation; and non-asbestos related personal injury.

The Debtors' preliminary analysis indicates that many claims are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. The Debtors have begun to file with the Bankruptcy Court non-substantive objections with respect to such claims. The Debtors expect to file a substantial number of additional objections, both non-substantive and substantive, as analysis and evaluation of the claims progresses.

As claims are resolved, Grace will make adjustments to the liabilities recorded on its financial statements as appropriate. Any such adjustments could be material to the Company's consolidated financial position and results of operations. Because of the uncertainties of the Chapter 11 process, the in-progress state of the Debtors' investigation of submitted claims, and the lack of documentation submitted in support of many claims, Grace, at this time, is not able to estimate the value of the claims that may ultimately be determined and allowed by the Bankruptcy Court.

Litigation Proceedings in Bankruptcy Court - In July 2002, the Bankruptcy Court approved special counsel to represent the ZAI claimants, at the Debtors' expense, in a proceeding to determine certain threshold scientific issues regarding ZAI. The court has set a litigation schedule that would result in pretrial hearings on these issues in September of 2003. (See Note 3 for background information.)

On November 29, 2002, Sealed Air Corporation ("Sealed Air") and Fresenius Medical Care AG ("Fresenius") each announced that they had reached agreements in principle with the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants to settle asbestos and fraudulent conveyance claims related to the 1998 transaction involving Grace's former packaging business and Sealed Air, and the 1996 transaction involving Grace's former medical care business and Fresenius, respectively. Under the terms of the Fresenius settlement, as subsequently revised and subject to certain conditions, Fresenius would contribute $115.0 million to the Grace estate. In July 2003, the Fresenius settlement was approved by the Bankruptcy Court. Under the terms of the proposed Sealed Air settlement, Sealed Air would make a payment of $512.5 million (plus interest at 5.5% per annum, commencing on December 21, 2002) and nine million shares of Sealed Air common stock, valued at $428.9 million as of June 30, 2003, as directed by the Bankruptcy Court upon confirmation of Grace's plan of reorganization. The Sealed Air settlement remains subject to the approval of the Bankruptcy Court and the fulfillment of specified conditions. Grace is unable to predict how these settlements may ultimately affect its plan of reorganization.

Impact on Debt Capital - All of the Debtors' pre-petition debt is in default due to the Filing. The accompanying Consolidated Balance Sheet as of June 30, 2003 reflects the classification of the Debtors' pre-petition debt within "liabilities subject to compromise."

The Debtors have entered into a debtor-in-possession post-petition loan and security agreement with Bank of America, N. A. (the "DIP facility") in the aggregate amount of $250 million. The term of the DIP facility, originally set to expire April 1, 2003, has been extended for up to an additional three years through April 1, 2006.

Accounting Impact - The accompanying Consolidated Financial Statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," promulgated by the American Institute of Certified Public Accountants. SOP 90-7 requires that financial statements of debtors-in-possession be prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, the realization of certain Debtors' assets and the liquidation of certain Debtors' liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the Consolidated Financial Statements, which do not currently give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

Pursuant to SOP 90-7, Grace's pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of June 30, 2003, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation, and other claims). The recorded amounts of such liabilities generally reflect accounting measurements as of the Filing Date, adjusted as warranted for changes in facts and circumstances and/or rulings under Grace's Chapter 11 proceedings subsequent to the Filing. (See Note 2 to the Consolidated Financial Statements for detail of the liabilities subject to compromise as of June 30, 2003, and December 31, 2002.) Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheet based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

BASIS OF PRESENTATION: The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company's 2002 Annual Report on Form 10-K. Such interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature. Potential accounting adjustments discovered during normal reporting and accounting processes are evaluated on the basis of materiality, both individually and in the aggregate, and are recorded in the accounting period discovered, unless a restatement of a prior period is necessary. All significant intercompany accounts and transactions have been eliminated.

The results of operations for the three-month and six-month interim periods ended June 30, 2003 are not necessarily indicative of the results of operations for the year ending December 31, 2003.

RECLASSIFICATIONS: Certain amounts in prior years' Consolidated Financial Statements have been reclassified to conform to the 2003 presentation.

EFFECT OF NEW ACCOUNTING STANDARDS: In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46").

Grace early adopted the provisions of FIN 46 in the fourth quarter of 2002. The adoption of FIN 46 required Grace to consolidate Advanced Refining Technologies LLC. The impact of this consolidation was not material.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148, which Grace adopted in December 2002, are incorporated below.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). Grace adopted FIN 45 in the first quarter of 2003. FIN 45 did not have a material effect on the Consolidated Financial Statements. (See Note 13 for required disclosures.)

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

STOCK INCENTIVE PLANS: SFAS No. 123, "Accounting for Stock-Based Compensation," permits the Company to follow the measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and not recognize compensation expense for its stock-based incentive plans. Had compensation cost for the Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the fair value methodology prescribed by SFAS No. 123, the Company's net income and related earnings per share for the three- and six-month periods ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below:

=============================================================
PRO FORMA EARNINGS
UNDER SFAS NO. 123          THREE MONTHS        SIX MONTHS
(Dollars in millions,          ENDED              ENDED
except per share amounts)     JUNE 30,           JUNE 30,
=============================================================
                             2003    2002    2003     2002
                            ---------------------------------
Net income, as reported ... $  6.5  $ 21.2 $  4.2   $33.6
Deduct:
Total stock-based employee
  compensation expense
  determined under fair
  value based method for
  all awards, net of
  related tax effects......   (0.4)   (1.0)  (0.7)   (2.1)
                            ---------------------------------
Pro forma net income (1)... $  6.1   $20.2  $ 3.5   $31.5
                            =================================
Basic earnings per share:
As reported................ $  0.10  $ 0.32 $ 0.06  $ 0.51
Pro forma net income (1) .. $  0.09  $ 0.31 $ 0.05  $ 0.48
Diluted earnings per
 share:
As reported................ $  0.10  $ 0.32 $ 0.06  $ 0.51
Pro forma net income (1) .. $  0.09  $ 0.31 $ 0.05  $ 0.48
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

To determine compensation cost under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, with the following historical weighted average assumptions applied to grants in 2001 and 2000:

=============================================================
OPTION VALUE ASSUMPTIONS                 2001        2000
-------------------------------------------------------------
Dividend yield...................         --%         --%
Expected volatility..............         61%         59%
Risk-free interest rate..........          5%          7%
Expected life (in years).........          4           4
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

Components of liabilities subject to compromise are as follows:

================================================================
(Dollars in millions)                JUNE 30,      December 31,
(Unaudited)                            2003            2002
================================================================
Debt, pre-petition plus
  accrued interest............    $      546.5   $      538.8
Asbestos-related liability....           968.5          973.2
Income taxes..................           234.8          227.8
Environmental remediation.....           197.5          201.1
Postretirement benefits other
  than pension ...............           141.9          147.2
Special pension
  arrangements ...............            76.2           74.9
Retained obligations of
  divested businesses ........            55.3           55.3
Accounts payable .............            32.3           32.4
Other accrued liabilities ....            83.1           84.0
                                  ------------------------------
                                  $    2,336.1   $    2,334.7
================================================================

Set forth below is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through June 30, 2003.

================================================================
                                                  Cumulative
(Dollars in millions)                            Since Filing
================================================================
Balance, Filing Date.........................  $    2,366.0
Cash disbursements and/or reclassifications
  under Bankruptcy Court orders:
   Freight and distribution order............          (5.7)
   Trade accounts payable order..............          (9.1)
Other court orders including employee wages
  and benefits, sales and use tax, and
  customer programs..........................        (161.2)
Expense/(income) items:
   Interest on pre-petition debt.............          41.4
   Current period employee-related accruals .          24.0
   Change in estimate of environmental
     contingencies...........................          79.0
   Change in estimate of income tax
     contingencies...........................          26.0
Balance sheet reclassifications..............         (24.3)
                                               -----------------
Balance, end of period.......................  $    2,336.1
================================================================

Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

The Debtors' Chapter 11 expenses for the three-month and six-month periods ended June 30, 2003 and 2002 consist of:

===============================================================
                             THREE MONTHS       SIX MONTHS
                                 ENDED             ENDED
(Dollars in millions)          JUNE 30,          JUNE 30,
===============================================================
                            2003      2002     2003     2002
                           ------------------------------------
Legal and financial
  advisory fees........... $   6.9  $  8.5    $   9.7  $ 13.0
Interest income ..........    (0.1)   (0.1)      (0.2)   (0.2)
                           ------------------------------------
Chapter 11 expenses, net.. $   6.8  $  8.4    $   9.5  $ 12.8
===============================================================

Pursuant to SOP 90-7, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.

Condensed financial information of the Debtors is presented below:

==============================================================
W. R. GRACE & CO. - CHAPTER 11
FILING ENTITIES
DEBTOR-IN-POSSESSION STATEMENT
OF OPERATIONS                           SIX MONTHS ENDED
(Dollars in millions) (Unaudited)           JUNE 30,
==============================================================
                                      2003          2002
                                   ---------------------------
Net sales, including intercompany .$    476.6  $    495.1
Other income.......................      32.5        31.4
                                   ---------------------------
                                        509.1       526.5
                                   ---------------------------
Cost of goods sold, including
   intercompany, exclusive of
   depreciation and amortization
   shown separately below..........     328.5       314.5
Selling, general and
   administrative expenses.........     139.9       122.4
Research and development expenses..      21.6        20.8
Depreciation and amortization .....      31.3        30.4
Interest expense and related
   financing costs.................       8.3         9.9
                                   ---------------------------
                                        529.6       498.0
                                   ---------------------------
(Loss) income before Chapter 11
   expenses, income taxes, and
   equity in net income of
   non-filing entities ............     (20.5)       28.5
Chapter 11 expenses, net ..........      (9.5)      (12.8)
Provision for income taxes ........       0.6       (16.3)
Equity in net income of
   non-filing entities ............      33.6        34.2
                                   ---------------------------
   NET INCOME  .................... $     4.2  $     33.6
==============================================================

===============================================================
W. R. GRACE & CO. - CHAPTER 11 FILING
ENTITIES
DEBTOR-IN-POSSESSION CONDENSED
STATEMENT OF CASH FLOWS
(Dollars in millions)                      SIX MONTHS ENDED
(Unaudited)                                    JUNE 30,
===============================================================
                                          2003        2002
                                       ------------------------
OPERATING ACTIVITIES
Net income.............................$    4.2    $   33.6
Reconciliation to net cash used for
  (provided by) operating activities:
Non-cash items, net....................    36.2        37.4
Changes in other assets and
   liabilities, excluding the effect
   of businesses acquired/divested.....   (40.6)      (45.2)
                                       ------------------------
NET CASH (USED FOR) PROVIDED BY
   OPERATING ACTIVITIES................    (0.2)       25.8

NET CASH USED FOR INVESTING ACTIVITIES.   (34.1)      (29.9)

NET CASH PROVIDED BY (USED FOR)
   FINANCING ACTIVITIES................    16.5        (3.0)
                                       ------------------------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS.........................   (17.8)       (7.1)
Cash and cash equivalents, beginning
   of period...........................    56.8        38.0
                                       ------------------------
Cash and cash equivalents, end of
   period..............................$   39.0    $   30.9
===============================================================

===============================================================
W. R. GRACE & CO. - CHAPTER 11
FILING ENTITIES
DEBTOR-IN-POSSESSION BALANCE
SHEET
(Dollars in millions)                 JUNE 30,   DECEMBER 31,
(Unaudited)                             2003         2002
===============================================================
ASSETS
CURRENT ASSETS
Cash and cash equivalents .......   $       39.0 $       56.8
Accounts and other receivables,
   net ..........................          114.2        114.7
Receivables from non-filing
   entities, net ................           35.0         43.4
Inventories .....................           78.3         70.5
Other current assets.............           41.7         53.0
                                    ---------------------------
   TOTAL CURRENT ASSETS .........          308.2        338.4

Properties and equipment, net....          390.5        389.7
Cash value of life insurance
  policies, net of policy loans..           91.8         82.4
Deferred income taxes ...........          578.0        567.0
Asbestos-related insurance
  expected to be realized after
  one year.......................          272.4        282.6
Loans receivable from non-filing
  entities, net .................          495.6        444.4
Investment in non-filing entities          292.4        244.7
Other assets ....................          101.0         92.2
                                    ---------------------------
   TOTAL ASSETS .................   $    2,529.9 $    2,441.4
===============================================================

===============================================================
                                      JUNE 30,   DECEMBER 31,
(Dollars in millions) (Unaudited)       2003         2002
---------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO
COMPROMISE
Current liabilities .............   $    119.5   $       99.3
Other liabilities ...............        242.8          229.6
                                    ---------------------------
  TOTAL LIABILITIES NOT SUBJECT
  TO COMPROMISE..................        362.3          328.9

LIABILITIES SUBJECT TO
  COMPROMISE.....................      2,336.1        2,334.7
                                    ---------------------------
  TOTAL LIABILITIES..............      2,698.4        2,663.6

  SHAREHOLDERS' EQUITY (DEFICIT).       (168.5)        (222.2)
                                    ---------------------------
  TOTAL LIABILITIES AND
  SHAREHOLDERS'
  EQUITY (DEFICIT) ..............   $  2,529.9   $    2,441.4
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

As of the Filing Date, Grace was a defendant in 65,656 asbestos-related lawsuits, 17 involving claims for property damage (one of which has since been dismissed), and the remainder involving 129,191 claims for bodily injury. Due to the Filing, holders of asbestos-related claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. Additional asbestos-related claims will be subject to the Chapter 11 process established by the Bankruptcy Court. Separate creditors' committees representing the interests of property damage and bodily injury claimants have been appointed in the Chapter 11 Cases. Grace's obligations with respect to present and future claims will be determined through proceedings in the Bankruptcy Court and negotiations with each of the official committees appointed in the Chapter 11 Cases and a legal representative of future asbestos claimants, which negotiations are expected to provide the basis for a plan of reorganization.

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

Out of 380 asbestos property damage cases filed prior to the Filing Date, 141 were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in eight cases (one of which is on appeal) for a total of $86.1 million; 207 property damage cases were settled for a total of $696.8 million; and 16 cases remain outstanding (including the one on appeal). Of the 16 remaining cases, eight relate to ZAI and eight relate to a number of former asbestos-containing products (two of which also involve ZAI). Approximately 4,000 additional asbestos property damage claims were filed prior to the March 31, 2003 bar date established by the Bankruptcy Court. The Debtors are in the process of analyzing the validity and potential liability related to these additional claims.

The ZAI cases were filed as class action lawsuits in 2000 and 2001 on behalf of owners of homes containing ZAI. These cases seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. The plaintiffs assert that this product is in millions of homes throughout the U.S. and that the cost of removal could be several thousand dollars per home. As a result of the Filing, these cases have been transferred to the U.S. Bankruptcy Court. Based on Grace's investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that the product was and continues to be safe for its intended purpose and poses little or no threat to human health. At this time, Grace is not able to assess the extent of any possible liability related to this matter. In July 2002, the Bankruptcy Court approved special counsel to represent the ZAI claimants, at the Debtors' expense, in a proceeding to determine certain threshold scientific issues regarding ZAI. The court has set a litigation schedule that would result in pretrial hearings on these issues in September of 2003.

BODILY INJURY LITIGATION

Asbestos bodily injury claims are generally similar to each other (differing primarily in the type of asbestos-related illness allegedly suffered by the plaintiff). However, Grace's estimated liability for such claims has been influenced by numerous variables, including the solvency of other former producers of asbestos containing products, cross-claims by co-defendants, the rate at which new claims are filed, the jurisdiction in which the claims are filed, and the defense and disposition costs associated with these claims. Grace's bodily injury liability reflects management's estimate, as of the Filing Date, of the number and ultimate cost of present and future bodily injury claims expected to be asserted against Grace given demographic assumptions of possible exposure to asbestos containing products previously manufactured by Grace.

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

Approximately 1,000 claims for medical monitoring were filed against the Debtors prior to the March 31, 2003 bar date. These claims were made by individuals for medical monitoring, but not bodily injury, due to exposure to asbestos through Grace's products or operations. The Debtors are in the process of analyzing the validity and potential liability related to these claims.

ASBESTOS-RELATED LIABILITY

Asbestos-related litigation is stayed by the Chapter 11 Cases. Ongoing costs are generally limited to claims administration costs and to defense costs incurred in connection with litigation permitted by the Bankruptcy Court. Other adjustments to the recorded liability will be based on developments in the Chapter 11 Cases. Recently, federal legislation has been proposed to address asbestos bodily injury claims. In addition, several states have enacted or proposed legislation affecting asbestos bodily injury claims. At this time, Grace cannot predict what impact any such legislation would have on Grace's asbestos bodily injury liability, or its ultimate plan of reorganization.

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

The total asbestos-related liability balances as of June 30, 2003 and December 31, 2002 were $968.5 million and $973.2 million, respectively. The decrease in the liability is primarily due to the payment of normal post-Filing administrative costs relating to claims management and defense costs in connection with litigation permitted by the Bankruptcy Court. The recorded asbestos-related liability is included in "liabilities subject to compromise."

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

--------------------------------------------------------------------------------
4.   ACQUISITIONS AND JOINT VENTURES
--------------------------------------------------------------------------------

In April 2003, Grace, through its subsidiary The Separations Group, acquired the business and assets of MODcol Corporation, a manufacturer of preparative chromatography columns and provider of custom column packaging services, for a total cash cost of $2.2 million, net of cash acquired. Goodwill of $0.6 million was recognized in the transaction, and was assigned to Davison Chemicals.

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

Goodwill recognized in those transactions amounted to $3.5 million, $0.6 million of which was assigned to Davison Chemicals and $2.9 million of which was assigned to Performance Chemicals.

Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.

--------------------------------------------------------------------------------
5.   OTHER INCOME
--------------------------------------------------------------------------------

Components of other income are as follows:

================================================================
                             THREE MONTHS        SIX MONTHS
OTHER INCOME                     ENDED              ENDED
(Dollars in millions)          JUNE 30,            JUNE 30,
================================================================
                            2003      2002     2003      2002
                           -------------------------------------
Investment income......... $   1.2  $  1.9    $   4.3  $  4.8
Interest income ..........     1.3     0.8        2.5     1.6
Net loss on dispositions
  of assets...............    (0.6)   (0.2)      (0.9)   (0.4)
Tolling revenue...........     0.2     0.4        0.7     0.9
Foreign currency..........    (2.3)   (0.4)      (3.6)   --
Other miscellaneous
  income .................     2.3     2.3        4.9     3.9
                           -------------------------------------
Total other income........ $   2.1  $  4.8    $   7.9  $ 10.8
================================================================

--------------------------------------------------------------------------------
6.   OTHER BALANCE SHEET ACCOUNTS
--------------------------------------------------------------------------------

================================================================
                                          JUNE 30,  December 31,
(Dollars in millions)                      2003        2002
--------------------------------------- ----------- ------------
ACCOUNTS AND OTHER RECEIVABLES, NET
Trade receivables, less allowance of
  $4.2 (2002 - $3.7)...............     $   330.5   $   302.8
Other receivables, less allowances of
  $1.7 (2002 - $1.7)...............          18.7        13.8
                                        ----------- ------------
                                        $   349.2   $   316.6
================================================================
INVENTORIES
Raw materials .....................     $    46.2   $    39.2
In process ........................          34.8        30.3
Finished products .................         132.3       110.8
General merchandise ...............          30.5        26.8
Less:  Adjustment of certain
  inventories to a last-in/first-out
  (LIFO) basis ....................         (35.8)      (33.5)
                                        ----------- ------------
                                        $   208.0   $   173.6
================================================================
OTHER ASSETS
Deferred pension costs.............     $   108.8   $   104.2
Deferred charges ..................          43.0        38.7
Long-term receivables, less
  allowances of $0.8 (2002 - $0.8).           8.5         2.0
Patents, licenses and other
  intangible assets, net ..........          65.9        63.4
Pension-unamortized prior service
  cost ............................          26.4        26.4
Investments in unconsolidated
  affiliates and other.............           0.5         0.2
                                        ----------- ------------
                                        $   253.1   $   234.9
================================================================
OTHER CURRENT LIABILITIES
Accrued compensation ..............     $    31.9   $    40.0
Accrued interest ..................           7.1         6.4
Deferred tax liability ............           0.9         0.8
Customer volume rebates ...........          17.0        21.2
Accrued commissions ...............           6.7         6.0
Accrued reorganization fees .......           8.0         9.4
Other accrued liabilities .........          55.6        47.5
                                        ----------- ------------
                                        $   127.2   $   131.3
================================================================

================================================================
                                          JUNE 30,  December 31,
(Dollars in millions)                       2003       2002
================================================================
OTHER LIABILITIES
Pension-underfunded plans .........      $  325.3   $   295.1
Other accrued liabilities .........           7.8         6.3
                                        ------------------------
                                        $   333.1   $   301.4
================================================================

--------------------------------------------------------------------------------
7.   LIFE INSURANCE
--------------------------------------------------------------------------------

Grace is the beneficiary of life insurance policies on certain current and former employees with a net cash surrender value of $91.8 million and $82.4 million at June 30, 2003 and December 31, 2002, respectively. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years. The following table summarizes activity in these policies for the six months ended June 30, 2003 and 2002, and components of the net cash value at June 30, 2003 and December 31, 2002:

================================================================
LIFE INSURANCE -
ACTIVITY SUMMARY                        SIX MONTHS ENDED
(Dollars in millions)                       JUNE 30,
================================================================
                                     2003             2002
                                --------------------------------
Earnings on policy assets....   $      21.3      $      22.4
Interest on policy loans.....         (17.0)           (17.6)
Policy loan repayments.......           1.4              3.0
Net investing activity.......           3.7              3.6
                                --------------------------------
  Change in net cash value ..   $       9.4      $      11.4
================================================================
Tax-free proceeds received ..   $       5.4      $       9.0
================================================================
COMPONENTS OF                      JUNE 30,       December 31,
NET CASH VALUE                       2003             2002
================================================================
Gross cash value.............   $     465.3      $     471.3
Principal - policy loans.....        (365.8)          (365.4)
Accrued interest - policy
 loans.......................          (7.7)           (23.5)
                                --------------------------------
   Net cash value............   $      91.8      $      82.4
================================================================
Insurance benefits in force..   $   2,216.0      $   2,240.8
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

--------------------------------------------------------------------------------
8.   DEBT
--------------------------------------------------------------------------------

On June 30, 2003, and December 31, 2002, Grace's debt was as follows:

==============================================================
COMPONENTS OF DEBT                JUNE 30,      December 31,
(Dollars in millions)               2003            2002
==============================================================
DEBT PAYABLE WITHIN ONE YEAR
DIP facility ................   $      30.0    $      --
Other short-term borrowings..           7.4            4.3
                                ------------------------------
                                $      37.4    $       4.3
                                ==============================
DEBT PAYABLE AFTER ONE YEAR
DIP facility ................   $      --      $      --

DEBT SUBJECT TO COMPROMISE
Bank borrowings .............   $     500.0    $     500.0
Other borrowings ............           2.9            1.0
Accrued interest ............          43.6           37.8
                                ------------------------------
                                $     546.5    $     538.8
                                ==============================
Annualized weighted average
  interest rates on total
  debt ......................          2.2%           2.8%
==============================================================

In April 2001, the Debtors entered into the DIP facility for a two-year term in the aggregate amount of $250 million. The DIP facility is secured by a priority lien on substantially all assets of the Debtors, and bears interest based on LIBOR. The Debtors have extended the term of the DIP facility for up to an additional three years through April 1, 2006, and modified certain other provisions. As of June 30, 2003, there were $30.0 million of borrowings and $23.5 million of standby letters of credit outstanding under the facility. The letters of credit, which reduce available funds under the facility, were issued mainly for trade-related matters such as performance bonds, and certain insurance and environmental matters.

--------------------------------------------------------------------------------
9.   SHAREHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

The Company is authorized to issue 300,000,000 shares of common stock. Of the common stock unissued on June 30, 2003, approximately 10,008,019 shares were reserved for issuance pursuant to stock option and other stock incentive plans. In the first six months of 2003 and the year ended December 31, 2002, Grace did not grant any stock options.

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

=============================================================
EARNINGS PER SHARE
(Dollars in millions,      THREE MONTHS       SIX MONTHS
except per share              ENDED              ENDED
amounts)                     JUNE 30,           JUNE 30,
=============================================================
                          2003      2002     2003     2002
                        -------------------------------------
NUMERATORS
  Net income .......... $   6.5    $ 21.2   $   4.2 $ 33.6
                        =====================================
DENOMINATORS
  Weighted average
  common shares -
  basic calculation....    65.6      65.4      65.6   65.4

  Dilutive effect of
  employee stock
  options and
  restricted shares....     0.1       0.2      --      0.1
                        -------------------------------------

  Weighted average
  common shares
  diluted calculation..    65.7      65.6      65.6   65.5
                        =====================================

BASIC EARNINGS PER
 SHARE ................ $  0.10    $ 0.32   $  0.06 $  0.51
                        =====================================
DILUTED EARNINGS PER
 SHARE ................ $  0.10    $ 0.32   $  0.06 $  0.51
=============================================================

--------------------------------------------------------------------------------
11.  COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

Grace's other comprehensive income (loss) consists entirely of foreign currency translation adjustments. The table below presents the pre-tax, tax and after-tax amounts of Grace's other comprehensive income (loss) for the three months and six months ended June 30, 2003 and 2002:

=============================================================
                                                    After-
                             Pre-Tax      Tax         Tax
(Dollars in millions)         Amount    Benefit     Amount
=============================================================
THREE MONTHS ENDED:
  June 30, 2003........     $   40.0   $   --      $   40.0
  June 30, 2002........     $   39.9   $   --      $   39.9
SIX MONTHS ENDED:
  June 30, 2003........     $   49.4   $   --      $   49.4
  June 30, 2002........     $   32.4   $   --      $   32.4
=============================================================

The table below presents the components of Grace's accumulated other comprehensive loss at June 30, 2003 and December 31, 2002:

=============================================================
COMPONENTS OF ACCUMULATED
OTHER COMPREHENSIVE LOSS         JUNE 30,      December 31,
(Dollars in millions)              2003            2002
=============================================================
Foreign currency translation.. $   (70.2)     $   (119.6)
Minimum pension liability ....    (283.7)         (283.7)
                               ------------------------------
Accumulated other
  comprehensive loss.......... $  (353.9)     $   (403.3)
=============================================================

--------------------------------------------------------------------------------
12.  COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

ASBESTOS-RELATED LITIGATION - SEE NOTE 3

ENVIRONMENTAL REMEDIATION

General Matters and Discussion

Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace accrues for anticipated costs associated with investigative and remediation efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. These accruals do not take into account any discounting for the time value of money. At June 30, 2003, Grace's liability for environmental investigative and remediation costs related to continuing and discontinued operations totaled $197.5 million, as compared to $201.1 million at December 31, 2002. This estimate of environmental cost is based on funding and/or remediation agreements in place and Grace's best estimate of its cost for sites not subject to a formal remediation plan. The amounts of cash expenditures below have been charged against previously established reserves for the periods presented.

=============================================================
                         THREE MONTHS        SIX MONTHS
                             ENDED              ENDED
(Dollars in millions)      JUNE 30,           JUNE 30,
=============================================================
                         2003    2002      2003       2002
                        ------- -------- --------- ----------
Continuing operations..  $2.7    $6.9      $5.5      $10.7
Discontinued
  operations...........   0.2     0.1       0.5        0.2
-------------------------------------------------------------
Total..................  $2.9    $7.0      $6.0      $10.9
=============================================================

During the three-month and six-month periods ended June 30, 2003, Grace recorded pre-tax charges of $0.5 million and $2.5 million, respectively, primarily for Grace's current estimate of defense costs in connection with a cost recovery lawsuit brought by the U.S. government relating to Grace's former vermiculite mining and processing activities near Libby, Montana. The environmental risks related to such activities could result in additional material future charges to Grace's earnings, the amounts of which are not currently determinable. (See discussion under "Vermiculite Related Matters" below.)

Grace's environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. These liabilities are evaluated based on currently available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, existing technology, prior experience in contaminated site remediation and the apportionment of costs among potentially responsible parties. Grace expects that the funding of environmental remediation activities will be affected by the Chapter 11 proceedings; any such effect could be material. Grace's environmental liabilities are included in "liabilities subject to compromise" as of June 30, 2003.

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

Based on a proof of claim form filed against Grace by the United States, the EPA's Libby-related cost recovery claims through January 31, 2003 totaled approximately $82 million and total cost recovery claims will likely exceed $100 million. Grace has $61.0 million accrued at June 30, 2003 with respect to this lawsuit and future cost recovery claims expected to be made by the EPA, representing Grace's current best estimate of probable liability and defense costs, pending the issuance of a decision of the trial court and the availability of additional information about the EPA's 2002 costs and projected future costs. Grace's liability for this matter is included in "liabilities subject to compromise" and any payments would be subject to the outcome of the Chapter 11 proceedings.

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

TAX MATTERS

Grace has received the examination report from the Internal Revenue Service ("IRS") on tax periods 1993 through 1996 asserting, in the aggregate, approximately $114.0 million of proposed tax adjustments. The most significant contested issue addressed in such report concerns corporate-owned life insurance ("COLI") policies and is discussed below. Other proposed IRS tax adjustments include Grace's tax position regarding research and development credits, reporting of certain divestitures and other miscellaneous proposed adjustments. The tax audit for the 1993 through 1996 tax period is under the jurisdiction of IRS Appeals, where Grace has filed a protest. Grace's federal tax returns covering periods 1997 and forward are either under examination by the IRS or open for future examination. Grace believes that the impact of probable tax return adjustments would not have a material adverse effect upon Grace's financial position. Any cash payment would be subject to Grace's Chapter 11 proceedings.

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

The IRS has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1995 against a Grace subsidiary that formerly operated a temporary staffing business for nurses and other health care personnel. The assessments, aggregating $21.8 million, were made in connection with a meal and incidental expense per diem plan for traveling health care personnel, which was in effect through 1999. The IRS contends that certain per diem reimbursements should have been treated as wages subject to employment taxes and federal income tax withholding. Grace contends that its per diem and expense allowance plans were in accordance with statutory and regulatory requirements, as well as other published guidance from the IRS. The IRS has issued assessments aggregating $40.1 million for the 1996 and 1997 tax periods and Grace expects the IRS will make additional assessments for the 1998 and 1999 tax periods. The matter is currently pending in the United States Court of Claims. Grace is currently in discussions with the Department of Justice concerning possible settlement options.

LITIGATION RELATED TO FORMER PACKAGING AND MEDICAL CARE BUSINESSES

In September 2000, Grace was named in a purported class action lawsuit filed in California Superior Court for the County of San Francisco, alleging that the 1996 reorganization involving a predecessor of Grace and Fresenius and the 1998 reorganization involving a predecessor of Grace and Sealed Air were fraudulent transfers. The Bankruptcy Court authorized the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants to proceed with claims against Sealed Air and Fresenius on behalf of the Debtors' estates.

On November 29, 2002, Sealed Air and Fresenius each announced that they had reached agreements in principle with such Committees to settle asbestos and fraudulent conveyance claims related to such transactions. Under the terms of the Fresenius settlement, as subsequently revised and subject to certain conditions, Fresenius would contribute $115.0 million to the Grace estate. In July 2003, the Fresenius settlement was approved by the Bankruptcy Court. Under the terms of the proposed Sealed Air settlement, Sealed Air would make a payment of $512.5 million (plus interest at 5.5% per annum, commencing on December 21, 2002) and nine million shares of Sealed Air common stock, valued at $428.9 million as of June 30, 2003, as directed by the Bankruptcy Court upon confirmation of Grace's plan of reorganization. The Sealed Air settlement remains subject to the approval of the Bankruptcy Court and the fulfillment of specified conditions. Grace is unable to predict how these settlements may ultimately affect its plan of reorganization.

PURCHASE COMMITMENTS

From time to time, Grace engages in purchase commitments in its various business activities, all of which are expected to be fulfilled with no material adverse consequences to Grace's operations or financial position.

GUARANTEES AND INDEMNIFICATION OBLIGATIONS

Grace is a party to many contracts containing guarantees and indemnification obligations. These contracts primarily consist of:

o Contracts providing for the sale of a former business unit or product line in which Grace has agreed to indemnify the buyer against liabilities arising prior to the closing of the transaction, including environmental liabilities. These liabilities are included in "liabilities subject to compromise" in the Consolidated Balance Sheet;

o Guarantees of real property lease obligations of third parties, typically arising out of (a) leases entered into by former subsidiaries of Grace, or
     (b) the assignment or sublease of a lease by Grace to a third party. These obligations are included in "liabilities subject to compromise" in the Consolidated Balance Sheet;

o Contracts entered into with third party consultants, independent contractors, and other service providers in which Grace has agreed to indemnify such parties against certain liabilities in connection with their performance. Based on historical experience and the likelihood that such parties will ever make a claim against Grace, such indemnification obligations are immaterial; and

o Product warranties with respect to certain products sold to customers in the ordinary course of business. These warranties typically provide that product will conform to specifications. Grace generally does not establish a liability for product warranty based on a percentage of sales or other formula. Grace accrues a warranty liability on a transaction-specific basis depending on the individual facts and circumstances related to each sale. Both the liability and annual expense related to product warranties are immaterial to the Consolidated Financial Statements.

FINANCIAL ASSURANCES

Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At June 30, 2003, Grace had gross financial assurances outstanding of $246.2 million, comprised of $135.0 million of gross surety bonds issued by various insurance companies and $111.2 million of standby letters of credit issued by various banks. Of the standby letters of credit, $19.3 million act as collateral for surety bonds, thereby reducing Grace's overall obligations under its financial assurances to a net amount of $226.9 million. Of the net amount of $226.9 million of financial assurances, approximately $8.2 million were issued by non-Debtor entities and $218.7 million were issued by the Debtors. Of the amounts issued by the Debtors, approximately $192.5 million were issued before the Filing Date, with the remaining $26.2 million being subsequent to the Filing, of which $23.5 million was issued under the DIP facility.

ACCOUNTING FOR CONTINGENCIES

Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. generally accepted accounting principles. As a result of the Filing, claims related to the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" on the accompanying Consolidated Balance Sheet as of June 30, 2003. The amounts of these liabilities, as ultimately determined through the Chapter 11 proceedings, could be materially different from amounts recorded by Grace at June 30, 2003.


--------------------------------------------------------------------------------
13.  BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

Grace is a global producer of specialty chemicals and specialty materials. It generates revenues from two business segments: Davison Chemicals and Performance Chemicals. Davison Chemicals produces a variety of catalyst and silica products. Performance Chemicals produces specialty construction chemicals, building materials and sealants and coatings. Intersegment sales, eliminated in consolidation, are not material. The table below presents information related to Grace's business segments for the three-month and six-month periods ended June 30, 2003 and 2002. Only those corporate expenses directly related to the segment are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

==============================================================
                          THREE MONTHS        SIX MONTHS
BUSINESS SEGMENT DATA         ENDED              ENDED
(Dollars in millions)        JUNE 30,           JUNE 30,
==============================================================
                         2003      2002      2003      2002
                        --------------------------------------
NET SALES
Davison Chemicals...... $261.6   $242.6    $500.7   $456.5

Performance Chemicals..  241.8    229.2     447.5    428.5
                        --------------------------------------
TOTAL.................. $503.4   $471.8    $948.2   $885.0
                        ======================================
PRE-TAX OPERATING
  INCOME
Davison Chemicals...... $ 27.3   $ 38.2    $ 47.6   $ 63.8

Performance Chemicals..   25.8     28.2      37.9     46.8
                        --------------------------------------
TOTAL.................. $ 53.1   $ 66.4    $ 85.5   $110.6
==============================================================

The table below presents information related to the geographic areas in which Grace operated for the three months and six months ended June 30, 2003 and 2002.

===============================================================
                           THREE MONTHS          SIX MONTHS
GEOGRAPHIC AREA DATA          ENDED                ENDED
(Dollars in millions)        JUNE 30,             JUNE 30,
===============================================================
                         2003      2002      2003      2002
                        ---------------------------------------
NET SALES
  United States.......  $201.1    $216.2    $389.7    $408.8
  Canada and Puerto
    Rico..............    18.2      11.7      33.8      21.7
  Europe..............   175.1     141.8     329.9     267.1
  Asia Pacific........    83.9      74.5     145.3     134.2
  Latin America.......    25.1      27.6      49.5      53.2
                        ---------------------------------------
TOTAL.................  $503.4    $471.8    $948.2    $885.0
===============================================================

The pre-tax operating income for Grace's business segments for the three-month and six-month periods ended June 30, 2003 and 2002 is reconciled below to income before Chapter 11 expenses, income taxes, and minority interest presented in the accompanying Consolidated Statement of Operations.

===============================================================
RECONCILIATION OF
BUSINESS SEGMENT DATA
TO FINANCIAL              THREE MONTHS         SIX MONTHS
STATEMENTS                    ENDED               ENDED
(Dollars in millions)        JUNE 30,            JUNE 30,
===============================================================
                         2003      2002      2003       2002
                        ---------------------------------------
Pre-tax operating
  income - business
  segments............  $  53.1  $  66.4   $  85.5    $ 110.6
Add back:
Minority interest ....      0.3      1.3       0.5        0.9
                        ---------------------------------------
                           53.4     67.7      86.0      111.5
Interest expense and
  related financing
  costs...............     (4.1)    (5.6)     (8.3)     (10.4)
Interest income.......      1.3      0.8       2.5        1.6
Corporate operating
  costs...............    (19.5)    (9.8)    (38.4)     (20.2)
Other, net............     (7.3)    (3.1)    (14.3)      (6.0)
                        ---------------------------------------
Income before Chapter
  11 expenses, income
  taxes, and minority
  interest  ..........  $  23.8  $  50.0   $  27.5    $  76.5
===============================================================

Corporate operating costs include expenses of corporate headquarters functions incurred in support of core operations, such as corporate financial and legal services, human resources management, communications and regulatory affairs. This item also includes certain pension and postretirement benefits, including the amortization of deferred actuarial losses, that are considered a core operating cost but not allocated to business segments.

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

During 2000 and the first quarter of 2001, Grace experienced several adverse developments in its asbestos-related litigation, including: a significant increase in bodily injury claims, higher than expected costs to resolve bodily injury and certain property damage claims and class action lawsuits alleging damages from a former attic insulation product. (These claims are discussed in more detail in Note 3 to the Consolidated Financial Statements.) After a thorough review of these developments, the Board of Directors of Grace concluded on April 2, 2001 that a federal court-supervised Chapter 11 process provided the best forum available to achieve predictability and fairness in the claims settlement process.

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

As provided by the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization for a 120-day period following the Filing Date. The Debtors have received extensions of their exclusivity period during which to file a plan of reorganization through August 1, 2003, and extensions of the Debtors' exclusive rights to solicit acceptances of a reorganization plan through October 1, 2003. The Debtors have filed a motion with the Bankruptcy Court to further extend the exclusivity periods for an additional six months.

Three creditors' committees, two representing asbestos claimants and the third representing other unsecured creditors, and a committee representing shareholders have been appointed in the Chapter 11 Cases. These committees have the right to be heard on all matters that come before the Bankruptcy Court and, together with a legal representative of future asbestos claimants (whom Grace expects to be appointed by the Bankruptcy Court in the future), are likely to play important roles in the Chapter 11 Cases. The Debtors are required to bear certain of the committees' and the future asbestos claimants representative's costs and expenses, including those of their counsel and financial advisors.

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

Claims Filings - The Bankruptcy Court established a bar date of March 31, 2003 for claims of general unsecured creditors, asbestos-related property damage claims and medical monitoring claims related to asbestos. The bar date did not apply to asbestos-related bodily injury claims or claims related to Zonolite(R) attic insulation ("ZAI"), which will be dealt with separately.

Approximately 15,000 proofs of claim were filed by the bar date. Of these claims, approximately 10,000 were non-asbestos related, approximately 4,000 were for asbestos-related property damage, and approximately 1,000 were for medical monitoring. In addition, approximately 400 proofs of claim were filed after the bar date. The discussion below refers to claims filed before the bar date.

Approximately 7,000 of the non-asbestos related claims involve claims by employees or former employees for future retirement benefits such as pension and retiree medical coverage. The other non-asbestos related claims include claims for payment for goods and services; taxes; product warranties; amounts due under leases; contracts rejected in the Bankruptcy Court; environmental remediation; indemnification or contribution from actual or potential co-defendants in asbestos-related and other litigation; pending non-asbestos related litigation; and non-asbestos related personal injury.

The Debtors' preliminary analysis indicates that many claims are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. The Debtors have begun to file with the Bankruptcy Court non-substantive objections with respect to such claims. The Debtors expect to file a substantial number of additional objections, both non-substantive and substantive, as analysis and evaluation of the claims progresses.

As claims are resolved, Grace will make adjustments to the liabilities recorded on its financial statements as appropriate. Any such adjustments could be material to the Company's consolidated financial position and results of operations. Because of the uncertainties of the Chapter 11 process, the in-progress state of the Debtors' investigation of submitted claims, and the lack of documentation submitted in support of many claims, Grace, at this time, is not able to estimate the value of the claims that may ultimately be determined and allowed by the Bankruptcy Court.

Litigation Proceedings in Bankruptcy Court - In July 2002, the Bankruptcy Court approved special counsel to represent the ZAI claimants, at the Debtors' expense, in a proceeding to determine certain threshold scientific issues regarding ZAI. The court has set a litigation schedule that would result in pretrial hearings on these issues in September of 2003.

On November 29, 2002, Sealed Air Corporation ("Sealed Air") and Fresenius Medical Care AG ("Fresenius") each announced that they had reached agreements in principle with the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants to settle asbestos and fraudulent conveyance claims related to the 1998 transaction involving Grace's former packaging business and Sealed Air, and the 1996 transaction involving Grace's former medical care business and Fresenius, respectively. Under the terms of the Fresenius settlement, as subsequently revised and subject to certain conditions, Fresenius would contribute $115.0 million to the Grace estate. In July 2003, the Fresenius settlement was approved by the Bankruptcy Court. Under the terms of the proposed Sealed Air settlement, Sealed Air would make a payment of $512.5 million (plus interest at 5.5% per annum, commencing on December 21, 2002) and nine million shares of Sealed Air common stock, valued at $428.9 million as of June 30, 2003, as directed by the Bankruptcy Court upon confirmation of Grace's plan of reorganization. The Sealed Air settlement remains subject to the approval of the Bankruptcy Court and the fulfillment of specified conditions. Grace is unable to predict how these settlements may ultimately affect its plan of reorganization.

Impact on Debt Capital - All of the Debtors' pre-petition debt is in default due to the Filing. The accompanying Consolidated Balance Sheet as of June 30, 2003 reflects the classification of the Debtors' pre-petition debt within "liabilities subject to compromise."

The Debtors have entered into a debtor-in-possession post-petition loan and security agreement with Bank of America, N. A. (the "DIP facility") in the aggregate amount of $250 million. The term of the DIP facility, originally set to expire April 1, 2003, has been extended for up to an additional three years through April 1, 2006.

Accounting Impact - The accompanying Consolidated Financial Statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," promulgated by the American Institute of Certified Public Accountants. SOP 90-7 requires that financial statements of debtors-in-possession be prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, the realization of certain Debtors' assets and the liquidation of certain Debtors' liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the Consolidated Financial Statements, which do not currently give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

Pursuant to SOP 90-7, Grace's pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of June 30, 2003, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation and other claims). The recorded amounts of such liabilities generally reflect accounting measurements as of the Filing Date, adjusted as warranted, for changes in facts and circumstances and/or rulings under Grace's Chapter 11 proceedings subsequent to the Filing. (See Note 2 to the Consolidated Financial Statements for detail of the liabilities subject to compromise as of June 30, 2003, and December 31, 2002.) Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheet based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses and provisions for losses related to the Filing as reorganization items.

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

--------------------------------------------------------------------------------
CONSOLIDATED OPERATIONS
--------------------------------------------------------------------------------

Set forth below is a chart that lists key operating statistics and percentage changes for the three-month and six-month periods ended June 30, 2003 and 2002. This chart should be referenced when reading management's discussion and analysis of the results of operations and financial condition. The financial information presented throughout this discussion divides Grace's financial results between "core operations" and "noncore activities." Core operations comprise the financial results of Davison Chemicals, Performance Chemicals and the costs of corporate activities that directly or indirectly support business operations. In contrast, noncore activities comprise all other events and transactions not directly related to the generation of operating revenue or the support of core operations.

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

====================================================================================================================================
ANALYSIS OF CONTINUING OPERATIONS                        THREE MONTHS ENDED                           SIX MONTHS ENDED
 (Dollars in millions)                                        JUNE 30,                                    JUNE 30,
====================================================================================================================================
                                                                              % Change                                   % Change
                                                  2003          2002         Fav (Unfav)      2003           2002       Fav (Unfav)
                                              --------------------------------------------------------------------------------------
NET SALES
    DAVISON CHEMICALS
    Catalyst products....................     $    186.6   $    175.9           6.1%     $    354.6     $    329.0         7.8%
    Silica products......................           75.0         66.7          12.4%          146.1          127.5        14.6%
                                              --------------------------------------------------------------------------------------
  TOTAL DAVISON CHEMICALS................          261.6        242.6           7.8%          500.7          456.5         9.7%
                                              --------------------------------------------------------------------------------------
    PERFORMANCE CHEMICALS
    Construction chemicals...............          114.0        106.4           7.1%          204.8          190.3         7.6%
    Building materials...................           59.6         60.0          (0.7%)         113.1          117.2        (3.5%)
    Sealants and coatings................           68.2         62.8           8.6%          129.6          121.0         7.1%
                                              --------------------------------------------------------------------------------------
  TOTAL PERFORMANCE CHEMICALS............          241.8        229.2           5.5%          447.5          428.5         4.4%
                                              --------------------------------------------------------------------------------------
TOTAL GRACE SALES - CORE OPERATIONS......     $    503.4   $    471.8           6.7%     $    948.2     $    885.0         7.1%
====================================================================================================================================
PRE-TAX OPERATING INCOME (A):
    Davison Chemicals (b)................     $     27.3   $     38.2         (28.5%)    $     47.6     $     63.8       (25.4%)
    Performance Chemicals................           25.8         28.2          (8.5%)          37.9           46.8       (19.0%)
    Corporate operating costs............          (19.5)        (9.8)        (99.0%)         (38.4)         (20.2)      (90.1%)
                                              --------------------------------------------------------------------------------------
PRE-TAX INCOME FROM CORE OPERATIONS (C)..           33.6         56.6         (40.6%)          47.1           90.4       (47.9%)
                                              --------------------------------------------------------------------------------------
PRE-TAX LOSS FROM NONCORE ACTIVITIES.....           (7.3)        (3.1)       (135.5%)         (14.3)          (6.0)     (138.3%)
Interest expense.........................           (4.1)        (5.6)         26.8%           (8.3)         (10.4)       20.2%
Interest income..........................            1.3          0.8          62.5%            2.5            1.6        56.3%
                                              --------------------------------------------------------------------------------------
INCOME BEFORE CHAPTER 11 EXPENSES AND
 INCOME TAXES............................           23.5         48.7         (51.7%)          27.0           75.6       (64.3%)
Chapter 11 expenses, net.................           (6.8)        (8.4)         19.0%           (9.5)         (12.8)       25.8%
Provision for income taxes ..............          (10.2)       (19.1)         46.6%          (13.3)         (29.2)       54.5%
                                              --------------------------------------------------------------------------------------
Net income ..............................     $      6.5   $     21.2         (69.3%)    $      4.2     $     33.6       (87.5%)
====================================================================================================================================
KEY FINANCIAL MEASURES:
   PRE-TAX INCOME FROM CORE OPERATIONS AS
   PERCENTAGE OF SALES:
    Davison Chemicals (b)................           10.4%        15.7%         (5.3) pts        9.5%          14.0%       (4.5) pts
    Performance Chemicals................           10.7%        12.3%         (1.6) pts        8.5%          10.9%       (2.4) pts
    Consolidated.........................            6.7%        12.0%         (5.3) pts        5.0%          10.2%       (5.2) pts
   PRE-TAX INCOME FROM CORE OPERATIONS
   BEFORE DEPRECIATION AND
   AMORTIZATION (C) .....................     $     58.9   $     80.0         (26.4%)    $     97.1     $    136.6       (28.9%)
As a percentage of sales.................           11.7%        17.0%         (5.3) pts       10.2%          15.4%       (5.2) pts
====================================================================================================================================
NET SALES BY REGION:
North America............................     $    219.3   $    227.9          (3.8%)    $    423.5     $    430.5        (1.6%)
Europe...................................          175.1        141.8          23.5%          329.9          267.1        23.5%
Asia Pacific.............................           83.9         74.5          12.6%          145.3          134.2         8.3%
Latin America............................           25.1         27.6          (9.1%)          49.5           53.2        (7.0%)
                                              --------------------------------------------------------------------------------------
TOTAL....................................     $    503.4   $    471.8           6.7%     $    948.2     $    885.0         7.1%
====================================================================================================================================

NM  = Not meaningful     a = Pre-tax operating income for all periods presented
                             reflects a reallocation of the cost of earned pension benefits of active participants from corporate to the respective business segments.

                         b = Davison Chemicals pre-tax operating income excludes
                             minority interest related to the Advanced Refining Technologies joint venture.

                         c = Neither pre-tax income from core operations nor
                             pre-tax income from core operations before depreciation and amortization purport to represent income or cash flow as defined under generally accepted accounting principles, and should not be considered an alternative to such measures as an indicator of the Company's performance. These measures are provided to distinguish operating results of Grace's current business base from results and related assets and liabilities of past businesses, discontinued products and corporate legacies.

COSTS OF DOING BUSINESS IN CHAPTER 11

Although it is difficult to measure precisely how Chapter 11 has impacted Grace's overall financial performance, there are certain added costs that are directly attributable to operating under the Bankruptcy Code. Net reorganization expenses of $9.5 million in the first six months of 2003 and $12.8 million in the first six months of 2002 consist primarily of legal, financial and consulting fees incurred by Grace and three creditors' committees. In addition, for the six months ended June 30, 2003 and 2002, Grace's pre-tax income from core operations included expenses of $7.2 million and $5.3 million, respectively, for Chapter 11-related compensation charges. Poor stock price performance in the period leading up to and after the Filing diminished the value of Grace's stock option program to current and prospective employees, which caused Grace to change its long-term incentive compensation program into a cash-based program. Grace has also sought to address employee retention issues by providing added compensation to certain employees and increasing Grace's contribution to its retirement savings and investment plan.

There are numerous other indirect costs to manage Grace's Chapter 11 proceedings such as: management time devoted to Chapter 11 matters; added cost of debt capital; added costs of general business insurance, including directors and officers liability insurance; and lost business and acquisition opportunities due to the complexities of operating under Chapter 11.

NET SALES

The following tables identify the increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation for the three- and six-month periods ended June 30, 2003, respectively.

================================================================
                       THREE MONTHS ENDED JUNE 30, 2003 AS A
NET SALES               PERCENTAGE INCREASE (DECREASE) FROM
VARIANCE ANALYSIS        THREE MONTHS ENDED JUNE 30, 2002
================================================================
                      VOLUME   PRICE/MIX  TRANSLATION   TOTAL
                     -------------------------------------------
Davison Chemicals ...   5.3%      (4.3%)       6.8%       7.8%
Performance
  Chemicals .........   0.6%       0.4%        4.5%       5.5%
Net sales............   3.0%      (2.0%)       5.7%       6.7%
----------------------------------------------------------------
By Region:
  North America......  (3.2%)     (1.0%)       0.4%      (3.8%)
  Europe.............  11.8%      (7.5%)      19.2%      23.5%
  Asia Pacific.......   8.9%       1.1%        2.6%      12.6%
  Latin America......  (6.5%)      9.7%      (12.3%)     (9.1%)
================================================================

Grace's second quarter sales totaled $503.4 million compared with $471.8 million in the prior year quarter, a 6.7% increase. Favorable currency translation effects from a weaker U.S. dollar, primarily in Europe, accounted for most of the increase. Added volume in certain product lines was also a contributing factor but was more than offset by the negative impact of lower selling prices for certain products and/or product mix. Acquisitions contributed $8.3 million or 1.8 percentage points of the sales volume growth.

================================================================
                        SIX MONTHS ENDED JUNE 30, 2003 AS A
NET SALES               PERCENTAGE INCREASE (DECREASE) FROM
VARIANCE ANALYSIS          SIX MONTHS ENDED JUNE 30, 2002
----------------------------------------------------------------
                      VOLUME   PRICE/MIX  TRANSLATION   TOTAL
                     -------------------------------------------
Davison Chemicals ...   8.2%      (5.3%)       6.8%       9.7%
Performance
  Chemicals .........  (0.3%)      0.7%        4.0%       4.4%
Net sales............   4.1%      (2.5%)       5.5%       7.1%
----------------------------------------------------------------
By Region:
  North America......  (2.0%)      0.1%        0.3%      (1.6%)
  Europe.............  12.7%      (8.1%)      18.9%      23.5%
  Asia Pacific.......  10.4%      (5.3%)       3.2%       8.3%
  Latin America......  (4.5%)     13.3%      (15.8%)     (7.0%)
================================================================

Grace's year-to-date sales totaled $948.2 million compared with $885.0 million in the prior year period, a 7.1% increase. Favorable currency translation effects from a weaker U.S. dollar, primarily in Europe, accounted for most of the increase. Added volume in certain product lines was also a contributing factor but was offset by the negative impact of lower selling prices and/or product mix. Acquisitions contributed $16.2 million or 1.8 percentage points of the sales volume growth.

PRE-TAX INCOME FROM CORE OPERATIONS

Pre-tax income from core operations comprises the business segment results of Davison Chemicals and Performance Chemicals offset by corporate operating costs. Pre-tax income from core operations in the second quarter of 2003 was $33.6 million compared with $56.6 million in the second quarter of 2002, a 40.6% decrease. Pre-tax income from core operations was $47.1 million for the six months ended June 30, 2003, compared with $90.4 million for the prior year period, a 47.9% decrease. Year-to-date pre-tax operating margin was 5.0%, 5.2 percentage points lower than the prior year.

Operating results continue to be adversely affected by economic weakness, particularly U.S. commercial construction, and by higher manufacturing and energy costs. The 2003 second quarter continues to reflect higher pension expense to account for the effect of negative investment returns on Grace's defined benefit pension plans in recent years.

Corporate operating costs for the second quarter of 2003 were $19.5 million, a $9.7 million increase from the prior year quarter. Corporate operating costs for the six months ended June 30, 2003 were $38.4 million, an $18.2 million increase from the prior year period. Corporate costs include corporate functional costs (such as financial and legal services, human resources, communications and information technology), the cost of corporate governance (including directors and officers liability insurance) and pension costs related to both corporate employees and to the effects of changes in assets and liabilities for all Grace pension plans. The increase is primarily attributable to added costs for pension benefits to account for the negative financial market factors that have impacted the funded status of defined benefit pension plans in recent years.

PRE-TAX LOSS FROM NONCORE ACTIVITIES

Pre-tax loss from noncore activities comprises all events and transactions not directly related to the generation of revenue or the support of core operations. Expense from noncore activities totaled $7.3 million for the second quarter of 2003, compared with expense of $3.1 million for the prior year period. For the six months ended June 30, 2003, expense from noncore activities totaled $14.3 million, compared with $6.0 million for the prior year period. Expense from noncore activities in 2003 included a pre-tax charge for Grace's current estimate of defense and other probable costs to resolve pending environmental litigation, as well as pension and other postretirement benefits for former employees of divested businesses. These expenses were offset by income from Grace's life insurance policies. Expense from noncore activities in 2002 also included pension expenses related to former employees of divested businesses offset by income from Grace's life insurance policies.

CHAPTER 11 EXPENSES

Net reorganization expenses of $6.8 million and $9.5 million for the three-month and six-month periods ended June 30, 2003, and $8.4 million and $12.8 million for the three-month and six-month periods ended June 30, 2002, consisted primarily of legal, financial and consulting fees incurred by Grace and three creditors' committees related to the Chapter 11 Filing. Grace believes that reorganization expenses will range between $6 million and $10 million per quarter for the foreseeable future.

INTEREST

Net interest expense for the three months ended June 30, 2003 was $4.1 million, down from $5.6 million in 2002. The net interest expense for the six months ended June 30, 2003 was $8.3 million, down from $10.4 million in 2002. This decrease was attributable to a lower contractual interest rate on pre-petition debt subject to compromise. Average debt levels were $520.7 million in the first six months of 2003 and $508.6 million in the first six months of 2002. Payment of interest accrued on pre-petition debt is subject to the outcome of Grace's Chapter 11 proceedings. Weighted average interest rates for June 30, 2003 and 2002 were 2.2% and 2.8%, respectively.

INCOME TAXES

Grace's provision for income taxes at the federal corporate rate of 35% was $6.1 million for the six months ended June 30, 2003. The primary difference between this amount and the overall provision for income taxes of $13.3 million is attributable to current period interest on tax contingencies and the non-deductibility of certain Chapter 11 expenses.

DAVISON CHEMICALS

Business Description

Davison Chemicals is a leading global supplier of catalyst and silica products. Catalyst products represented approximately 37% of Grace's 2003 and 2002 second quarter sales. This segment includes fluid cracking catalysts and additives used in petroleum refineries to convert distilled crude oil into transportation fuels and other petroleum-based products; hydroprocessing catalysts, which upgrade heavy oils and remove certain impurities; polyolefin catalysts, which are essential components in the manufacture of polyethylene and polypropylene used in products such as plastic film, high-performance plastic pipe and other plastic parts; and chemical catalysts, which are used in a variety of chemical processes. Silica products, which represented 15% of Grace's 2003 second quarter sales (14% - 2002), are used in a wide range of industrial and consumer applications, such as coatings, food processing, plastics, adsorbents, personal care products and biotechnology separations.

Recent Acquisitions and Joint Ventures

In April 2003, Grace, through its subsidiary The Separations Group, acquired the business and assets of MODcol Corporation, a manufacturer of preparative chromatography columns and provider of custom column packaging services. This acquisition has been integrated into Grace's silica business.

In January 2002, Grace, through its Swedish subsidiary, acquired the catalyst manufacturing assets of Borealis A/S. This acquisition has been integrated into Grace's polyolefin catalysts business.

Three Months Ended June 30, 2003

Second quarter sales for the Davison Chemicals segment were $261.6 million, up 7.8% from the prior year quarter. Excluding the effects of favorable currency translation, sales were up 1.0% for the quarter. Acquisitions accounted for $8.3 million or 3.4 percentage points of sales growth. Added volume before the effects of acquisitions was more than offset by the negative impact of lower selling prices on certain products and/or product mix. Operating income of the Davison Chemicals segment was $27.3 million, 28.5% lower than the 2002 second quarter; operating margin of 10.4% was 5.3 percentage points lower than the prior year quarter. Operating income and margins in the second quarter of 2003 were negatively affected by higher manufacturing costs, primarily from higher natural gas prices and maintenance requirements at certain production facilities.

Sales of catalyst products, which include refining catalysts, polyolefin catalysts and other chemical catalysts, were $186.6 million, up 6.1% compared with the prior year quarter, primarily attributable to currency effects and an acquisition completed in Japan in August 2002. Catalyst sales were notably lower in North America primarily due to usage patterns and lower demand compared with the second quarter of 2002. Sales of silica products were $75.0 million, up 12.4% compared with the second quarter of 2002, primarily from currency effects. Volume increases from growth programs in digital printing and separations applications were offset by lower sales in other applications.

Sales in Europe and Asia Pacific were up 20.6% and 15.6%, respectively. Sales in North America and Latin America were down 3.5% and 17.8%, respectively. In Europe, the increase in sales was attributable to growth in both the catalyst and silica product lines, as well as favorable currency translation. In Asia Pacific, the increase in sales was primarily attributable to growth within the catalyst product line while sales within silicas remain consistent compared with the second quarter of 2002. The decrease in North America and Latin America was based on lower demand within both catalysts and silicas.

Six Months Ended June 30, 2003

Year-to-date sales for the Davison Chemicals segment were $500.7 million, up 9.7% from 2002 (excluding currency translation impacts, sales were up 2.9%). Acquisitions accounted for $15.8 million or 3.5 percentage points of the sales growth. Added volume before the effects of acquisitions was offset by the negative impact of lower selling prices on certain products and/or product mix. Year-to-date operating income was $47.6 million, compared with $63.8 million for the prior year, a 25.4% decrease. Year-to-date operating results reflect similar economic and cost factors as experienced in the second quarter.

Sales of catalyst products were up 7.8% compared with the prior year period, as a result of currency effects and acquisitions in the polyolefin and hydroprocessing catalyst businesses, offset by lower sales in North America caused by a decrease in demand. Sales of silica products were up 14.6% for the period primarily from currency translation impacts, growth programs in coatings, digital printing, and separations applications, and added volume in North America and Europe.

Sales in North America, Europe, and Asia Pacific were up 2.6%, 22.4%, and 7.1%, respectively. Sales in Latin America were down 14.0%. In North America, the increase in sales was primarily due to growth in the silica product line. In Europe, the increase in sales was primarily due to favorable currency translation impacts and growth in both the catalyst and silica product lines. The increase in Asia Pacific reflects growth within the catalyst product line, as well as the effect of favorable currency translation, offset by a slight decline in silicas. The decrease in Latin America was attributable to lower demand in both the catalyst and silica product lines along with unfavorable foreign currency exchange.

PERFORMANCE CHEMICALS

Business Description

The major product groups of the Performance Chemicals segment are (1) specialty construction chemicals and specialty building materials, which are used primarily by the nonresidential construction industry; and (2) container sealants and coatings for food and beverage packaging, and other related products. Specialty construction chemicals, which represented 23% of Grace's 2003 and 2002 second quarter sales, add strength, control corrosion, and enhance the handling and application of concrete, and reduce the manufacturing cost and improve the quality of cement. Specialty building materials, which represented 12% of Grace's 2003 second quarter sales (13% - 2002), prevent water damage to structures and protect structural steel against collapse due to fire. Sealants and coatings products, which represented 13% of Grace's 2003 and 2002 second quarter sales, are used to seal beverage and food cans, and glass and plastic bottles, and protect metal packaging from corrosion and package contents from the influences of the metal.

Recent Acquisitions and Joint Ventures

During the first six months of 2003, Performance Chemicals did not enter into any new business combinations.

In March 2002, Grace acquired the business and the assets of Addiment, Incorporated, a leading supplier of specialty chemicals to the concrete paver and masonry industries in the U.S. and Canada. This business has been integrated into the construction chemicals product line.

Three Months Ended June 30, 2003

Second quarter sales for the Performance Chemicals segment were $241.8 million, up 5.5% from the prior year quarter, primarily from favorable currency translation impacts. Operating income for the Performance Chemicals segment was $25.8 million, compared with $28.2 million in the prior year quarter. Operating margin of 10.7% was 1.6 percentage points lower than the prior year period, reflecting higher transportation costs and petroleum-based and other raw material costs, and an unfavorable regional and product mix.

Sales of specialty construction chemicals, which include concrete admixtures, cement additives and masonry products, were up 7.1% versus the prior year quarter (2.1% excluding currency translation impacts). Sales were strong in geographic regions other than North America, reflecting the success of new product programs and sales initiatives in key economies worldwide. In North America, sales were slightly down, reflecting weak North American construction activity, partially offset by growth programs. Sales of specialty building materials, which include waterproofing and fire protection products, were down 0.7% (down 3.5% before translation impacts) compared with a strong second quarter in 2002. The decline reflects softness in North American construction and re-roofing activity, due partly to an unusually rainy spring, and the effects of new building codes that permit less fire protection materials for structural steel used in commercial buildings. Sales of specialty sealants and coatings, which include container sealants, coatings and polymers, were up 8.6% compared with the second quarter of 2002 (up 3.3% before the effect of currency translation), reflecting growth initiatives in coatings and closure compounds, particularly in Europe and Asia.

Sales in Europe and Asia Pacific were up 28.3% and 8.6%, respectively. Sales in North America and Latin America were down 4.0% and 0.7%, respectively. The increase in Europe was attributable to favorable currency translation impacts and growth in construction chemicals and specialty building materials. In Asia Pacific, higher sales were primarily attributable to growth in construction chemicals and sealants and coatings, along with the favorable impact of foreign exchange, offset by a decline in specialty building materials. The decline in North American sales was based on a decrease in overall volume throughout all product lines, primarily specialty building materials. In Latin America, the decrease in sales was attributable to unfavorable currency translation impacts, offset by growth within sealants and coatings and construction chemicals.

Six Months Ended June 30, 2003

Sales for the Performance Chemicals segment for the six months ended June 30, 2003 were $447.5 million, up 4.4% from the prior year period with almost all of the increase attributable to favorable currency translation impacts. Operating income was $37.9 million, down 19.0% from the prior year period, and operating margin of 8.5% was 2.4 percentage points unfavorable to the prior year period. Operating income and margin were adversely affected by continued softness in U.S. construction, an unusually rainy spring in the U.S., which delayed re-roofing activity, and unfavorable product mix.

Sales of construction chemicals were up 7.6%, reflecting favorable currency translation impacts and the success of new product programs and sales initiatives in key economies worldwide. Sales of building materials were down 3.5%, reflecting the softness in North American construction and re-roofing activity, due partly to severe winter and spring weather, and to the effects of new building codes that permit less fire protection materials for structural steel used in commercial buildings. This decline was offset by continued growth in Europe. Sales of sealants and coatings were up 7.1%, reflecting favorable currency translation impacts in Europe and growth initiatives in coatings and closure compounds, particularly in Latin America and Europe, offset by unfavorable currency exchange in Latin America.

Sales in Europe and Asia Pacific were up 25.4% and 9.8%, respectively. Sales in North America were down 4.8%, while sales in Latin America remained unchanged compared with the prior year period. In Europe, higher sales were due to favorable currency translation and growth in all product lines, primarily construction chemicals and building materials. Sales in Asia Pacific increased primarily from the effects of favorable foreign currency as well as volume growth in construction chemicals, offset by a slight decline in sealants and coatings. In North America, the decline in sales occurred primarily in specialty building materials, reflecting the softness in North American construction activity, an unusually rainy spring, which delayed re-roofing activity, and the effects of new building codes that permit less fire protection materials for structural steel used in commercial buildings. In Latin America, sales remained consistent with the prior year, with an increase in construction chemicals and sealants and coatings, offset by unfavorable foreign currency translation.

FINANCIAL POSITION AND CASH FLOWS

The following chart sets forth Grace's net asset position supporting its core operations and its net cash flows from core operations.

==================================================================
CORE OPERATIONS                       JUNE 30,      December 31,
(Dollars in millions)                   2003            2002
------------------------------------------------------------------
BOOK VALUE OF INVESTED CAPITAL
Receivables......................  $   346.6       $    313.7
Inventory........................      208.0            173.6
Properties and equipment, net....      631.3            616.0
Pension accounts and other.......      547.1            604.6
                                   -------------------------------
ASSETS SUPPORTING CORE
OPERATIONS.......................    1,733.0          1,707.9
Accounts payable and accruals....     (325.4)          (313.5)
                                   -------------------------------
CAPITAL INVESTED IN CORE
OPERATIONS.......................  $ 1,407.6       $   1,394.4
Pre-tax return on average
 invested capital (trailing
 twelve months)..................        9.8%            12.8%
                                   ===============================
                                           SIX MONTHS ENDED
                                              JUNE 30,
                                   -------------------------------
CASH FLOWS:                             2003            2002
                                   -------------------------------
Pre-tax operating income.........  $    47.1       $     90.4
Depreciation and amortization....       50.0             46.2
                                   -------------------------------
PRE-TAX EARNINGS BEFORE
 DEPRECIATION AND AMORTIZATION...       97.1            136.6
Working capital and other
changes..........................      (29.1)           (27.8)
                                   -------------------------------
CASH FLOW BEFORE INVESTING.......       68.0            108.8
Capital expenditures.............      (45.1)           (32.0)
Businesses acquired..............       (2.2)           (25.0)
                                   -------------------------------
NET CASH FLOW FROM CORE
OPERATIONS.......................  $    20.7       $     51.8
==================================================================

Grace had a net asset position supporting its core operations of $1,407.6 million at June 30, 2003, compared with $1,394.4 million at December 31, 2002 (including the cumulative translation account reflected in Shareholders' Equity (Deficit) of $70.2 million for 2003 and $119.6 million for 2002). The change in invested capital supporting core operations was primarily due to:

a) An increase in receivables of $32.9 million, which was due to an increase in the average number of days sales outstanding from 63 days to 71 days due to a shift in regional mix, as well as $13.5 million attributable to currency translation, primarily of European and Asian receivables, reflecting a weaker dollar.

b) An overall increase in inventory of $34.4 million, consisting of increases in catalyst inventory to satisfy expected second half deliveries as well as currency translation impacts, primarily in European and Asian inventories, reflecting a weaker dollar.

c) A decline in pension accounts and other of $57.5 million caused primarily by net pension expense of $26.7 million, as well as an overall decline in the cumulative translation adjustment.

The pre-tax return (trailing twelve months) on capital invested in core operations decreased by 3.0 percentage points in the six months ended June 30, 2003, due to a 47.9% decline in pre-tax operating income. In addition, net cash flows from core operations decreased due to the decline in pre-tax operating income, as well as an increase in capital spending, offset by a decline in cash invested in business acquisitions.

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


LIABILITIES AND CONTINGENCIES

Grace has a number of financial exposures originating from past businesses, products and events. These obligations arose from transactions and/or business practices that date back to when Grace was a much larger company, when it produced products or operated businesses that are no longer part of its revenue base, and when government regulations and scientific knowledge were much less advanced than today. The following table summarizes the net noncore liability at June 30, 2003 and December 31, 2002 and the net cash flow from noncore activities for the six months ended June 30, 2003 and 2002:

===============================================================
NONCORE ACTIVITIES
(Dollars in millions)
--------------------------------    JUNE 30,     December 31,
NET NONCORE LIABILITIES:              2003           2002
===============================================================
Asbestos-related liabilities...  $  (968.5)      $  (973.2)
Asbestos-related insurance
receivable ....................      272.4           282.6
                                -------------------------------
Asbestos-related liability,
net ...........................     (696.1)         (690.6)
Environmental remediation......     (197.5)         (201.1)
Postretirement benefits........     (141.9)         (147.2)
Retained obligations and other.      (55.3)          (55.3)
                                -------------------------------
NET NONCORE LIABILITY..........  $(1,090.8)      $(1,094.2)
===============================================================
                                        SIX MONTHS ENDED
                                            JUNE 30,
NET CASH FLOWS FROM NONCORE     -------------------------------
ACTIVITIES:                           2003            2002
===============================================================
Pre-tax loss from noncore
activities..................... $   (14.3)       $    (6.0)
Non-cash changes...............      12.3              6.5
Cash spending for:
  Asbestos-related litigation,
  net of insurance recovery....       5.5              3.9
  Environmental remediation....      (6.0)           (10.9)
  Postretirement benefits......      (5.7)           (11.2)
  Retained obligations and
  other........................      (0.7)            (1.6)
---------------------------------------------------------------
NET CASH FLOW FROM NONCORE
ACTIVITIES .................... $    (8.9)       $   (19.3)
===============================================================

As described under "Voluntary Bankruptcy Filing," the resolution of most of these noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. Grace cannot predict with any certainty how, and for what amounts, any of such estimates will be resolved. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded by Grace at June 30, 2003.

ASBESTOS-RELATED MATTERS

Grace had net receipts of $6.7 million and $5.5 million for the defense and disposition of asbestos-related property damage and bodily injury litigation, including amounts received under settlements with insurance carriers during the three months and six months ended June 30, 2003, respectively, compared with net receipts of $4.4 million and $3.9 million during the three months and six months ended June 30, 2002, respectively. At June 30, 2003, Grace's balance sheet reflected a gross asbestos-related liability of $968.5 million ($696.1 million net of insurance). This liability represents management's estimate, based on facts and circumstances existing prior to the Filing, of the undiscounted net cash outflows necessary to satisfy Grace's pending property damage claims for which sufficient information is available, and its pending and projected future bodily injury claims. Changes to the recorded amount of such liability will be based on Chapter 11 developments and management's assessment of the claim amounts that will ultimately be allowed by the Bankruptcy Court. Recently, federal legislation has been proposed to address asbestos bodily injury claims. In addition, several states have enacted or proposed legislation affecting asbestos bodily injury claims. At this time, Grace cannot predict what impact any such legislation would have on Grace's asbestos bodily injury liability, or its ultimate plan of reorganization.

The Consolidated Balance Sheet at June 30, 2003 includes total amounts due from insurance carriers of $272.4 million pursuant to settlement agreements with insurance carriers. The recovery of amounts due from insurance carriers is dependent upon the timing, character and exposure periods of asbestos-related claims. Grace's Chapter 11 proceedings and proposed federal legislation could also affect recovery timing and amounts.

Grace intends to address all of its pending and future asbestos-related claims as part of a plan of reorganization under Chapter 11. Grace will seek to have the Bankruptcy Court establish a process to assess and appropriately quantify the numerous property damage and bodily injury claims against it. Measurement of Grace's asbestos-related liabilities could be materially affected by Bankruptcy Court rulings, the outcome of litigation and negotiations among interested parties. Grace's ultimate liability for asbestos-related liabilities could be materially higher than the amounts recorded.

ENVIRONMENTAL MATTERS

Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations. Grace has expended substantial funds to comply with such laws and regulations and expects to continue to do so in the future. At June 30, 2003, Grace's recorded liability for environmental investigative and remediation costs related to both continuing and discontinued operations totaled $197.5 million, as compared with $201.1 million at December 31, 2002. This estimate of environmental costs is based on funding and/or remediation agreements in place, together with Grace's best estimate of its cost for sites not subject to a formal remediation plan.

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

Based on a proof of claim form filed against Grace by the United States, the EPA's Libby-related cost recovery claims through January 31, 2003 totaled approximately $82 million and total cost recovery claims will likely exceed $100 million. Grace has $61.0 million accrued at June 30, 2003 with respect to this lawsuit and future cost recovery claims expected to be made by the EPA, representing Grace's current estimate of probable liability and defense costs, pending the issuance of a decision of the trial court and the availability of additional information about the EPA's 2002 costs and projected future costs. Grace's liability for this matter is included in "liabilities subject to compromise" and any payments would be subject to the outcome of the Chapter 11 proceedings.

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

POSTRETIREMENT BENEFITS

Grace provides certain postretirement health care and life insurance benefits for retired employees, a large majority of which pertain to retirees of previously divested businesses. These plans are unfunded, and Grace pays the costs of benefits under these plans as they are incurred. Spending under this program during the six months ended June 30, 2003 was $5.7 million, compared with $11.2 million in 2002. Grace's recorded liability for postretirement benefits of $141.9 million at June 30, 2003 is stated at net present value discounted at 6.75%. The continuing payment of these benefits has been approved by the Bankruptcy Court; however, the program would still be subject to the terms of a Chapter 11 reorganization plan.

RETAINED OBLIGATIONS OF DIVESTED BUSINESSES

The principal retained obligations of divested businesses relate to contractual indemnification and to contingent liabilities not passed on to the new owner. At June 30, 2003, Grace had recorded $55.3 million, to satisfy such obligations. Most of these matters are now subject to the automatic stay of the Bankruptcy Court and are expected to be resolved as part of Grace's Chapter 11 proceedings.

TAX MATTERS

Grace has received the examination report from the Internal Revenue Service ("IRS") on tax periods 1993 through 1996 asserting, in the aggregate, approximately $114.0 million of proposed tax adjustments. The most significant contested issue addressed in such report concerns corporate-owned life insurance ("COLI") policies and is discussed below. Other proposed IRS tax adjustments include Grace's tax position regarding research and development credits, reporting of certain divestitures and other miscellaneous proposed adjustments. The tax audit for the 1993 through 1996 tax period is under the jurisdiction of IRS Appeals, where Grace has filed a protest. Grace's federal tax returns covering periods 1997 and forward are either under examination by the IRS or open for future examination. Grace believes that the impact of probable tax return adjustments would not have a material adverse effect upon Grace's financial position. Any cash payment would be subject to Grace's Chapter 11 proceedings.

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

The IRS has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1995 against a Grace subsidiary that formerly operated a temporary staffing business for nurses and other health care personnel. The assessments, aggregating $21.8 million, were made in connection with a meal and incidental expense per diem plan for traveling health care personnel, which was in effect through 1999. The IRS contends that certain per diem reimbursements should have been treated as wages subject to employment taxes and federal income tax withholding. Grace contends that its per diem and expense allowance plans were in accordance with statutory and regulatory requirements, as well as other published guidance from the IRS. The IRS has issued assessments aggregating $40.1 million for the 1996 and 1997 tax periods and Grace expects the IRS will make additional assessments for the 1998 and 1999 tax periods. The matter is currently pending in the United States Court of Claims. Grace is currently in discussions with the Department of Justice concerning possible settlement options.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

CASH RESOURCES AND AVAILABLE CREDIT FACILITIES

At June 30, 2003, Grace had $409.7 million in cash and cash-like assets on hand ($317.9 million in cash and cash equivalents and $91.8 million in net cash value of life insurance). In addition, Grace had access to committed credit facilities aggregating $250.0 million under the DIP facility, of which $188.0 million (net of borrowings, letters of credit, and holdback provisions) was available at June 30, 2003. The term of the DIP facility, originally set to expire on April 1, 2003, has been extended for up to an additional three years through April 1, 2006. Grace believes that these funds and credit facilities will be sufficient to finance its business strategy while in Chapter 11.

CASH FLOW

Grace's net cash flow provided by core operations before investing for the six months ended June 30, 2003 was $68.0 million, compared with $108.8 million for the six months ended June 30, 2002. Total capital expenditures for the six months ended June 30, 2003 and 2002 were $45.1 million and $32.0 million, respectively. A substantial portion of these expenditures was directed toward the business segments for routine capital replacements and construction of new catalyst production capacity at the Lake Charles, Louisiana site. Acquisition investments, net of cash acquired, were $2.2 million and $25.0 million for the six months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, pre-tax income from core operations before depreciation and amortization was $97.1 million and $136.6 million, respectively. Grace expects to continue to invest excess cash flow and/or other available capital resources in its core business base. These investments are likely to be in the form of added plant capacity, product line extensions, geographic market expansions and acquisitions. Investments that are outside the ordinary course of business may be subject to Bankruptcy Court approval and Chapter 11 creditor committee review.

The pre-tax cash outflow from noncore activities for the six months ended June 30, 2003 and 2002 was $8.9 million and $19.3 million, respectively. Expenditures for environmental remediation were lower in the first six months of 2003, due in part to Grace's Chapter 11 proceedings and the completion of remediation work at certain sites. Postretirement benefits were lower, reflecting higher cost sharing by retirees.

Cash flows used for investing activities for the six months ended June 30, 2003 and 2002 were $50.2 million and $59.9 million, respectively. Net cash outflows for investing activities in the first six months of 2003 consisted primarily of $45.1 million for capital expenditures, and net investment in life insurance policies of $3.7 million. Net cash outflows for investing activities in the first six months of 2002 consisted primarily of $25.0 million for acquisitions, $32.0 million for capital expenditures, and net investments in life insurance policies of $3.6 million.

Net cash provided by financing activities in the first six months of 2003 was $30.3 million and net cash used for financing activities in the first six months of 2002 was $4.1 million. In 2003, net cash inflows were principally composed of $30.0 million of borrowings under the DIP facility, offset by $3.0 million of fees related to renewal and unused line fees under the DIP facility and $1.4 million in net repayments for loans secured by the cash value of life insurance policies. In 2002, net cash outflows principally consisted of net repayments for loans secured by the cash value of life insurance policies.

The decline in operating profit in the first six months of 2003 compared with 2002 was realized primarily by the Debtors, prompting the need to draw on the DIP facility to meet cash requirements. Additionally, the Debtors have received Bankruptcy Court approval to make $48.5 million of contributions to their defined benefit pension plans to address the underfunded status of such plans. On July 1, 2003, the Debtors contributed $8.5 million to such plans, using cash borrowed under the DIP facility. The Debtors expect to contribute an additional $40.0 million to such plans during the second half of the year, using available cash of non-Debtor subsidiaries.

DEBT AND OTHER CONTRACTUAL OBLIGATIONS

Total debt outstanding at June 30, 2003 was $583.9 million, including $43.6 million of accrued interest on pre-petition debt. As a result of the Filing, Grace is now in default on $502.9 million of pre-petition debt, which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of June 30, 2003. The automatic stay provided under the Bankruptcy Code prevents Grace's lenders from taking any action to collect the principal amounts as well as related accrued interest. However, Grace will continue to accrue and report interest on such debt during the Chapter 11 proceedings (unless further developments lead management to conclude that it is probable that such interest will be compromised).

Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At June 30, 2003, Grace had gross financial assurances issued and outstanding of $246.2 million, comprised of $135.0 million of gross surety bonds issued by various insurance companies and $111.2 million of standby letters of credit issued by various banks. Of the standby letters of credit, $19.3 million act as collateral for surety bonds, thereby reducing Grace's overall obligations under its financial assurances to a net amount of $226.9 million. Of the net amount of $226.9 million of financial assurances, approximately $8.2 million were issued by non-Debtor entities and $218.7 million were issued by the Debtors. Of the amounts issued by the Debtors, approximately $192.5 million were issued before the Filing Date, with the remaining $26.2 million being subsequent to the Filing, of which $23.5 million was issued under the DIP facility.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. In addition to the uncertainties referred to in Management's Discussion and Analysis of Results of Operations and Financial Condition, other uncertainties include: the impact of worldwide economic conditions; pricing of both Grace's products and raw materials; customer outages and customer demand; factors resulting from fluctuations in interest rates and foreign currencies; the impact of competitive products and pricing; the continued success of Grace's process improvement initiatives; the impact of tax, legislation and other regulations in the jurisdictions in which Grace operates; and developments in and the outcome of the Chapter 11 proceedings discussed above. Also, see "Introduction and Overview - Projections and Other Forward-Looking Information" in Item 1 of Grace's current Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Grace had no outstanding derivative financial instruments on June 30, 2003. For further information concerning Grace's quantitative and qualitative disclosures about market risk, refer to Notes 13 and 15 in the Consolidated Financial Statements in Grace's 2002 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

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


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2003, Grace evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company's periodic filings under the Exchange Act is accumulated and communicated to such officers to allow timely decisions regarding required disclosures. There was no change in the Company's internal control over financial reporting during the second quarter of 2003 that has materially affected, or is reasonbly likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a) Exhibits. The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

     15   Accountants' Awareness Letter

     31.1 Certification of Periodic Report by Chief Executive Officer under
          Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Periodic Report by Chief Financial Officer under
          Section 302 of the Sarbanes-Oxley Act of 2002

     32 Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the second quarter of 2003:

     April 23, 2003 - Press release announcing Grace's financial results for the first quarter of 2003.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     W. R. GRACE & CO.
                                          -------------------------------------
                                                      (Registrant)

Date:  August 5, 2003                     By /s/ Paul J. Norris
                                             ----------------------------------
                                            Paul J. Norris
                                            Chairman, President and
                                            Chief Executive Officer

Date:  August 5, 2003                     By /s/ Robert M. Tarola
                                             ----------------------------------
                                             Robert M. Tarola
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.  DESCRIPTION OF EXHIBIT

   15        Accountants' Awareness Letter

   31.1      Certification of Periodic Report by Chief Executive Officer under
             Section 302 of the Sarbanes-Oxley Act of 2002

   31.2      Certification of Periodic Report by Chief Financial Officer under
             Section 302 of the Sarbanes-Oxley Act of 2002

   32 Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002