Form 10-Q
period 2003-09-30
W R GRACE & CO
filed 2003-11-10
CIK 1045309

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

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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


                 Yes  X                         No
                    ------                         ------


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).


                 Yes  X                         No
                    ------                         ------


65,558,510 shares of Common Stock, $0.01 par value, were outstanding at October 31, 2003.






--------------------------------------------------------------------------------

                       W. R. GRACE & CO. AND SUBSIDIARIES

                                Table of Contents
                                -----------------




                                                                                           Page No.
PART I.    FINANCIAL INFORMATION                                                           --------
Item 1.             Financial Statements

                    Report of Independent Accountants                                        I - 1

                    Consolidated Statements of Operations                                    I - 2

                    Consolidated Statements of Cash Flows                                    I - 3

                    Consolidated Balance Sheets                                              I - 4

                    Consolidated Statements of Shareholders'
                    Equity (Deficit)                                                         I - 5

                    Consolidated Statements of Comprehensive
                    Income (Loss)                                                            I - 5

                    Notes to Consolidated Financial Statements                          I - 6 to I - 21

Item 2.             Management's Discussion and Analysis of
                    Results of Operations and Financial Condition                       I - 22 to I - 36

Item 3.             Quantitative and Qualitative Disclosures
                    About Market Risk                                                       I - 37

Item 4.             Controls and Procedures                                                 I - 37


PART II.   OTHER INFORMATION

Item 1.             Legal Proceedings                                                       II - 1

Item 6.             Exhibits and Reports on Form 8-K                                        II - 1



                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of
Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of September 30, 2003, and the related consolidated statements of operations and of comprehensive income (loss) for each of the three-month and nine-month periods ended September 30, 2003 and September 30, 2002, and the consolidated statements of shareholders' equity (deficit) for the three-month and nine-month periods ended September 30, 2003 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and September 30, 2002. These interim financial statements are the responsibility of the Company's management.

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


/s/ PricewaterhouseCoopers LLP


Baltimore, Maryland
October 23, 2003


===================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                         THREE MONTHS ENDED              NINE MONTHS ENDED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                             SEPTEMBER 30,                  SEPTEMBER 30,
===================================================================================================================================
Dollars in millions, except per share amounts                              2003            2002           2003           2002
                                                                     --------------------------------------------------------------
Net sales.....................................................         $    521.0      $   480.0     $  1,469.2      $   1,365.0
Other income..................................................                3.1            9.0           11.0             19.8
                                                                     --------------------------------------------------------------

                                                                            524.1          489.0        1,480.2          1,384.8
                                                                     --------------------------------------------------------------

Cost of goods sold, exclusive of depreciation and
    amortization shown separately below.......................              336.5          300.0          962.9            854.1
Selling, general and administrative expenses, exclusive of
    net pension expense shown separately below................               90.0           88.6          276.4            255.7
Depreciation and amortization ................................               26.1           24.6           76.1             70.8
Research and development expenses ............................               11.9           13.5           40.2             39.6
Net pension expense ..........................................               13.2            5.0           39.9             14.6
Interest expense and related financing costs .................                4.1            4.8           12.4             15.2
Provision for environmental remediation ......................               50.0           13.4           52.5             19.2
                                                                     --------------------------------------------------------------
                                                                            531.8          449.9        1,460.4          1,269.2
                                                                     --------------------------------------------------------------

Income (loss) before Chapter 11 expenses, income taxes, and
    minority interest.........................................               (7.7)          39.1           19.8            115.6
Chapter 11 expenses, net .....................................               (2.2)          (8.6)         (11.7)           (21.4)
Provision for income taxes....................................               (0.7)         (15.1)         (14.0)           (44.3)
Minority interest in consolidated entities....................                0.7           (1.4)           0.2             (2.3)
                                                                     --------------------------------------------------------------

    NET (LOSS) INCOME ........................................         $     (9.9)     $    14.0     $     (5.7)     $      47.6
===================================================================================================================================

BASIC (LOSS) EARNINGS PER COMMON SHARE........................         $    (0.15)     $    0.21     $    (0.09)     $      0.73

Average number of basic shares ...............................               65.6           65.5           65.5             65.4

DILUTED (LOSS) EARNINGS PER COMMON SHARE......................         $    (0.15)     $    0.21     $    (0.09)     $      0.73

Average number of diluted shares..............................               65.6           65.5           65.5             65.5
===================================================================================================================================




















     The Notes to Consolidated Financial Statements are an integral part of these statements.


====================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                                     NINE MONTHS ENDED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                                        SEPTEMBER 30,
====================================================================================================================================
Dollars in millions                                                                                 2003               2002
                                                                                             ---------------------------------------
OPERATING ACTIVITIES
Income before Chapter 11 expenses, income taxes, and minority interest...................    $       19.8       $        115.6
Reconciliation to net cash provided by operating activities:
     Depreciation and amortization ......................................................            76.1                 70.8
     Interest accrued on pre-petition debt subject to compromise.........................             8.5                 11.0
     Loss (gain) on disposals of assets..................................................             1.0                 (1.9)
     Provision for environmental remediation.............................................            52.5                 19.2
     Net income from life insurance policies.............................................            (4.1)                (5.3)
     Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency translation:
         Increase in working capital items...............................................           (55.5)               (20.9)
         Contributions to defined benefit pension plans..................................           (32.8)                  --
         Expenditures for asbestos-related litigation ...................................            (8.1)                (8.2)
         Proceeds from asbestos-related insurance .......................................            11.0                 10.8
         Expenditures for environmental remediation .....................................            (7.4)               (14.0)
         Expenditures for postretirement benefits .......................................            (8.8)               (17.7)
         Expenditures for retained obligations of discontinued operations ...............            (2.9)                (3.7)
         Changes in accruals and other non-cash items....................................            45.4                 20.0
                                                                                             ---------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE INCOME TAXES AND
         CHAPTER 11 EXPENSES ............................................................            94.7                175.7

Chapter 11 expenses paid, net ...........................................................           (14.4)               (13.3)
Income taxes paid, net of refunds .......................................................           (16.4)               (20.7)
                                                                                             ---------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................................            63.9                141.7
                                                                                             ---------------------------------------

INVESTING ACTIVITIES
Capital expenditures ....................................................................           (65.7)               (55.4)
Businesses acquired in purchase transactions, net of cash acquired ......................            (3.6)               (28.5)
Investment in life insurance policies....................................................           (11.4)               (16.2)
Proceeds from life insurance policies....................................................            10.0                 13.8
Proceeds from sales of investments.......................................................              --                  0.9
Proceeds from disposals of assets .......................................................             3.7                  4.6
                                                                                             ---------------------------------------
     NET CASH USED FOR INVESTING ACTIVITIES .............................................           (67.0)               (80.8)
                                                                                             ---------------------------------------

FINANCING ACTIVITIES
Net payments of loans secured by cash value of life insurance policies ..................            (2.6)                (4.2)
Borrowings under credit facilities, net of repayments....................................             6.5                 (0.8)
Borrowings under debtor-in-possession facility, net of fees .............................            46.7                 19.1
Repayments of borrowings under debtor-in-possession facility.............................           (50.0)               (20.0)
                                                                                             ---------------------------------------
     NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES ...............................             0.6                 (5.9)
                                                                                             ---------------------------------------
Effect of currency exchange rate changes on cash and cash equivalents ...................            18.8                  7.1
                                                                                             ---------------------------------------
     INCREASE IN CASH AND CASH EQUIVALENTS ..............................................            16.3                 62.1
Cash and cash equivalents, beginning of period ..........................................           283.6                191.9
                                                                                             ---------------------------------------
Cash and cash equivalents, end of period ................................................    $      299.9       $        254.0
====================================================================================================================================












     The Notes to Consolidated Financial Statements are an integral part of these statements.


============================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                      SEPTEMBER 30,       DECEMBER 31,
CONSOLIDATED BALANCE SHEETS (UNAUDITED)                                                      2003               2002
============================================================================================================================
Dollars in millions, except par value and shares
ASSETS
CURRENT ASSETS
Cash and cash equivalents .........................................................    $       299.9     $        283.6
Accounts and other receivables, net ...............................................            361.7              316.6
Inventories .......................................................................            208.9              173.6
Deferred income taxes .............................................................             40.4               28.0
Other current assets...............................................................             23.6               35.9
                                                                                      --------------------------------------
     TOTAL CURRENT ASSETS .........................................................            934.5              837.7

Properties and equipment, net of accumulated depreciation and
     amortization of $1,170.3 (2002- $1,071.7).....................................            635.1              622.2
Goodwill ..........................................................................             69.6               65.2
Cash value of life insurance policies, net of policy loans.........................             90.5               82.4
Deferred income taxes .............................................................            567.1              566.7
Asbestos-related insurance receivable..............................................            271.6              282.6
Other assets ......................................................................            253.3              234.9
                                                                                      --------------------------------------
     TOTAL ASSETS .................................................................    $     2,821.7     $      2,691.7
                                                                                      ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
Debt payable within one year ......................................................    $        10.9     $          4.3
Accounts payable ..................................................................            109.0              100.3
Income taxes payable ..............................................................             12.6               11.4
Other current liabilities .........................................................            131.4              131.3
                                                                                      --------------------------------------
     TOTAL CURRENT LIABILITIES ....................................................            263.9              247.3

Deferred income taxes .............................................................             34.4               30.5
Other liabilities .................................................................            312.4              301.4
                                                                                      --------------------------------------
     TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE...................................            610.7              579.2

LIABILITIES SUBJECT TO COMPROMISE - NOTE 2.........................................          2,385.1            2,334.7
                                                                                      --------------------------------------
     TOTAL LIABILITIES.............................................................          2,995.8            2,913.9
                                                                                      --------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock issued, par value $0.01; 300,000,000 shares authorized;
     outstanding: 2003 - 65,558,510 (2002 - 65,466,725) ...........................              0.8                0.8
Paid-in capital ...................................................................            432.1              433.0
Accumulated deficit................................................................           (121.4)            (115.7)
Treasury stock, at cost:  shares: 2003 - 11,421,250 (2002 - 11,513,035)............           (135.9)            (137.0)
Accumulated other comprehensive loss...............................................           (349.7)            (403.3)
                                                                                      --------------------------------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT) .........................................           (174.1)            (222.2)
                                                                                      --------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) .........................    $     2,821.7     $      2,691.7
============================================================================================================================




     The Notes to Consolidated Financial Statements are an integral part of these statements.


================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
================================================================================================================================
                                                                                             Accumulated           TOTAL
                                            Common Stock                                        Other           SHAREHOLDERS'
                                                 and          Accumulated       Treasury    Comprehensive          EQUITY
Dollars in millions                        Paid-in Capital       Deficit          Stock           Loss            (DEFICIT)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2003..............    $        432.9   $     (111.5)      $   (136.0)    $     (353.9)      $       (168.5)
Net loss ...........................              --             (9.9)            --               --                   (9.9)
Stock plan activity ................              --             --                0.1             --                    0.1
Other comprehensive income..........              --             --               --                4.2                  4.2
                                        ----------------------------------------------------------------------------------------
   BALANCE, SEPTEMBER 30, 2003......    $        432.9   $     (121.4)      $   (135.9)    $     (349.7)      $       (174.1)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002..........    $        433.8   $     (115.7)      $   (137.0)    $     (403.3)      $       (222.2)
Net loss............................              --             (5.7)            --               --                   (5.7)
Stock plan activity ................              (0.9)          --                1.1             --                    0.2
Other comprehensive income..........              --             --               --               53.6                 53.6
                                        ----------------------------------------------------------------------------------------
   BALANCE, SEPTEMBER 30, 2003......    $        432.9   $     (121.4)      $   (135.9)    $     (349.7)      $       (174.1)
================================================================================================================================



=================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)                     THREE MONTHS ENDED           NINE MONTHS ENDED
(UNAUDITED)                                                                  SEPTEMBER 30,                SEPTEMBER 30,
=================================================================================================================================
Dollars in millions                                                          2003          2002          2003           2002
                                                                        ---------------------------------------------------------
NET (LOSS) INCOME..................................................     $    (9.9)    $    14.0      $   (5.7)     $    47.6
                                                                        ---------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments...........................           4.2          (9.5)         53.6           22.9
                                                                        ---------------------------------------------------------
COMPREHENSIVE INCOME (LOSS) .......................................     $    (5.7)    $     4.5      $   47.9      $    70.5
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

As provided by the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization for a 120-day period following the Filing Date. The Debtors have received extensions of their exclusivity period during which to file a plan of reorganization through February 1, 2004, and extensions of the Debtors' exclusive rights to solicit acceptances of a reorganization plan through April 1, 2004.

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

Approximately 7,000 of the 10,000 non-asbestos related claims involve claims by employees or former employees for future retirement benefits such as pension and retiree medical coverage. Grace views these claims as contingent and does not plan to address them until a later date in the Chapter 11 Cases. The other non-asbestos related claims include claims for payment for goods and services; taxes; product warranties; principal plus interest under pre-petition credit facilities; amounts due under leases; contracts rejected in the Bankruptcy Court; environmental remediation; indemnification or contribution from actual or potential co-defendants in asbestos-related and other litigation; pending non-asbestos related litigation; and non-asbestos related personal injury.

The Debtors' preliminary analysis indicated that many claims are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of September 30, 2003, the Debtors had filed with the Bankruptcy Court approximately 1,100 objections with respect to such claims, most of which were non-substantive (duplicates, no supporting documentation, late filed claims, etc.). The Debtors expect to file a substantial number of additional objections, most of which will be substantive, as analysis and evaluation of the claims progresses.

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

Litigation Proceedings in Bankruptcy Court - In July 2002, the Bankruptcy Court approved special counsel to represent the ZAI claimants, at the Debtors' expense, in a proceeding to determine certain threshold scientific issues regarding ZAI. The court has set a litigation schedule that would result in pretrial hearings on these issues in November of 2003. (See Note 3 for background information.)

On November 29, 2002, Sealed Air Corporation ("Sealed Air") and Fresenius Medical Care AG ("Fresenius") each announced that they had reached agreements in principle with the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants to settle asbestos and fraudulent conveyance claims related to the 1998 transaction involving Grace's former packaging business and Sealed Air, and the 1996 transaction involving Grace's former medical care business and Fresenius, respectively. Under the terms of the Fresenius settlement, as subsequently revised and subject to certain conditions, Fresenius would contribute $115.0 million to the Grace estate. In July 2003, the Fresenius settlement was approved by the Bankruptcy Court. Under the terms of the proposed Sealed Air settlement, Sealed Air would make a payment of $512.5 million (plus interest at 5.5% per annum, commencing on December 21, 2002) and nine million shares of Sealed Air common stock, valued at $425.1 million as of September 30, 2003, as directed by the Bankruptcy Court upon confirmation of Grace's plan of reorganization. The Sealed Air settlement remains subject to the approval of the Bankruptcy Court and the fulfillment of specified conditions. Grace is unable to predict how these settlements may ultimately affect its plan of reorganization.

Impact on Debt Capital - All of the Debtors' pre-petition debt is in default due to the Filing. The accompanying Consolidated Balance Sheet as of September 30, 2003 reflects the classification of the Debtors' pre-petition debt within "liabilities subject to compromise."

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

Pursuant to SOP 90-7, Grace's pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of September 30, 2003, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation, and other claims). The recorded amounts of such liabilities generally reflect accounting measurements as of the Filing Date, adjusted as warranted for changes in facts and circumstances and/or rulings under Grace's Chapter 11 proceedings subsequent to the Filing. (See Note 2 to the Consolidated Financial Statements for detail of the liabilities subject to compromise as of September 30, 2003, and December 31, 2002.) Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

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

The results of operations for the three-month and nine-month interim periods ended September 30, 2003 are not necessarily indicative of the results of operations for the year ending December 31, 2003.

RECLASSIFICATIONS: Certain amounts in prior years' Consolidated Financial Statements have been reclassified to conform to the 2003 presentation.

EFFECT OF NEW ACCOUNTING STANDARDS: In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Grace early adopted the provisions of FIN 46 in the fourth quarter of 2002. The adoption of FIN 46 required Grace to consolidate Advanced Refining Technologies LLC, a joint venture between Grace and Chevron Products Company. The impact of this consolidation was not material.

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

STOCK INCENTIVE PLANS: SFAS No. 123 permits the Company to follow the measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and not recognize compensation expense for its stock-based incentive plans. Had compensation cost for the Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the fair value methodology prescribed by SFAS No. 123, the Company's net (loss) income and related (loss) earnings per share for the three-month and nine-month periods ended September 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below:

==============================================================
PRO FORMA EARNINGS
UNDER SFAS NO. 123           THREE MONTHS     NINE MONTHS
(Dollars in millions,            ENDED            ENDED
except per share amounts)    SEPTEMBER 30,    SEPTEMBER 30,
==============================================================
                               2003    2002   2003      2002
                             ---------------------------------
Net (loss) income, as
  reported.................. $  (9.9) $ 14.0 $ (5.7)  $  47.6
Deduct:
Total stock-based employee
  compensation expense
  determined under fair
  value based method for all
  awards, net of related tax
  effects...................    (0.4)   (1.0)  (1.1)     (3.1)
                             ---------------------------------

Pro forma net (loss)
  income (1)................ $ (10.3) $ 13.0 $ (6.8)  $  44.5
                             =================================

Basic (loss) earnings
  per share:
As reported................. $ (0.15) $ 0.21 $(0.09)  $  0.73
Pro forma net (loss)
  income (1)................ $ (0.16) $ 0.20 $(0.10)  $  0.68
Diluted (loss) earnings
  per share:
As reported................. $ (0.15) $ 0.21 $(0.09)  $  0.73
Pro forma net (loss)
  income (1)................ $ (0.16) $ 0.20 $(0.10)  $  0.68
==============================================================

(1) These pro forma amounts may not be indicative of future income (loss) and earnings (loss) per share due to Grace's Chapter 11 Filing.

To determine compensation cost under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, with the following historical weighted average assumptions applied to grants in 2001 and 2000:

==============================================================
OPTION VALUE ASSUMPTIONS                  2001        2000
--------------------------------------------------------------
Dividend yield........................     --%         --%
Expected volatility...................     61%         59%
Risk-free interest rate...............      5%          7%
Expected life (in years)..............      4           4
==============================================================

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

Components of liabilities subject to compromise are as follows:

================================================================
(Dollars in millions)           SEPTEMBER 30,     December 31,
(Unaudited)                          2003             2002
================================================================
Debt, pre-petition plus
  accrued interest............ $      547.5      $      538.8
Asbestos-related liability            964.6             973.2
Income taxes..................        238.3             227.8
Environmental remediation.....        244.4             201.1
Postretirement benefits
  other than pension .........        139.0             147.2
Special pension
  arrangements ...............         76.5              74.9
Retained obligations of
  divested businesses ........         57.6              55.3
Accounts payable .............         32.2              32.4
Other accrued liabilities ....         85.0              84.0
                               ---------------------------------
                               $    2,385.1      $    2,334.7
================================================================

Set forth below is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through September 30, 2003.

================================================================
                                                   Cumulative
(Dollars in millions)                             Since Filing
================================================================
Balance, Filing Date.......................... $    2,366.0
Cash disbursements and/or reclassifications
  under Bankruptcy Court orders:
   Freight and distribution order.............         (5.7)
   Trade accounts payable order...............         (9.1)
Other court orders including employee wages
  and benefits, sales and use tax, and
  customer programs...........................       (167.9)
Expense/(income) items:
   Interest on pre-petition debt..............         44.0
   Current period employee-related
     accruals.................................         25.8
   Change in estimate of environmental
     contingencies............................        129.0
   Change in estimate of income tax
     contingencies............................         26.7
Balance sheet reclassifications...............        (23.7)
                                               -----------------
Balance, end of period........................ $    2,385.1
================================================================

Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

The Debtors' Chapter 11 expenses for the three-month and nine-month periods ended September 30, 2003 and 2002 consist of:

================================================================
                              THREE MONTHS       NINE MONTHS
                                  ENDED             ENDED
(Dollars in millions)         SEPTEMBER 30,     SEPTEMBER 30,
================================================================
                              2003    2002       2003    2002
                            ------------------------------------
Legal and financial
  advisory fees............ $   2.3  $  8.8    $  12.0  $ 21.8
Interest income ...........    (0.1)   (0.2)      (0.3)   (0.4)
                            ------------------------------------
Chapter 11 expenses, net .. $   2.2  $  8.6    $  11.7  $ 21.4
================================================================

Pursuant to SOP 90-7, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.

Condensed financial information of the Debtors is presented below:

===============================================================
W. R. GRACE & CO. - CHAPTER 11
FILING ENTITIES
DEBTOR-IN-POSSESSION STATEMENT OF
OPERATIONS                              NINE MONTHS ENDED
(Dollars in millions) (Unaudited)          SEPTEMBER 30,
===============================================================
                                        2003         2002
                                    ---------------------------
Net sales, including intercompany.. $    761.5   $    746.2
Other income.......................       44.3         46.6
                                    ---------------------------
                                         805.8        792.8
                                    ---------------------------
Cost of goods sold, including
   intercompany, exclusive of
   depreciation and amortization
   shown separately below..........      525.6        474.2
Selling, general and
   administrative expenses.........      165.7        161.6
Research and development
    expenses.......................       29.6         31.5
Depreciation and amortization .....       46.2         45.8
Net pension expense ...............       36.1         16.2
Interest expense and related
   financing costs.................       12.3         14.8
Provision for environmental
  remediation .....................       52.5         19.2
                                    ---------------------------
                                         868.0        763.3
                                    ---------------------------
(Loss) income before Chapter 11
   expenses, income taxes, and
   equity in net income of
   non-filing entities ............      (62.2)        29.5
Chapter 11 expenses, net ..........      (11.7)       (21.4)
Benefit from (provision for)
  income taxes ....................        6.2        (19.9)
Equity in net income of
  non-filing entities .............       62.0         59.4
                                    ---------------------------
   NET (LOSS)  INCOME  ............ $     (5.7)  $     47.6
===============================================================

===============================================================
W. R. GRACE & CO. - CHAPTER 11 FILING
ENTITIES
DEBTOR-IN-POSSESSION CONDENSED
STATEMENT OF CASH FLOWS
(Dollars in millions)                    NINE MONTHS ENDED
(Unaudited)                                SEPTEMBER 30,
===============================================================
                                          2003        2002
                                       ------------------------
OPERATING ACTIVITIES
Net (loss) income..................... $   (5.7)   $   47.6
Reconciliation to net cash provided
  by (used for) operating activities:
Non-cash items, net...................     53.6        56.7
Changes in other assets and
   liabilities, excluding the effect
   of businesses acquired/divested....     56.7       (36.1)
                                       ------------------------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES.........................    104.6        68.2

NET CASH USED FOR INVESTING ACTIVITIES    (38.8)      (40.3)

NET CASH USED FOR FINANCING ACTIVITIES    (17.3)      (21.3)
                                       ------------------------

NET  INCREASE IN CASH AND CASH
   EQUIVALENTS........................     48.5         6.6
Cash and cash equivalents, beginning
   of period..........................     56.8        38.0
                                       ------------------------
Cash and cash equivalents, end of
   period............................. $  105.3    $   44.6
===============================================================

===============================================================
W. R. GRACE & CO. - CHAPTER 11
FILING ENTITIES
DEBTOR-IN-POSSESSION BALANCE
SHEET
(Dollars in millions)             SEPTEMBER 30,   DECEMBER 31,
(Unaudited)                           2003           2002
===============================================================
ASSETS
CURRENT ASSETS
Cash and cash equivalents ...... $      105.3    $       56.8
Accounts and other
   receivables, net ............        118.2           114.7
Receivables from non-filing
   entities, net ...............         55.6            43.4
Inventories ....................         80.2            70.5
Other current assets............         55.3            53.0
                                 ------------------------------
   TOTAL CURRENT ASSETS ........        414.6           338.4

Properties and equipment, net...        387.0           389.7
Cash value of life insurance
   policies, net of policy
   loans........................         90.5            82.4
Deferred income taxes ..........        567.2           567.0
Asbestos-related insurance
   expected to be realized
   after one year...............        271.6           282.6
Loans receivable from
   non-filing entities, net ....        416.6           444.4
Investment in non-filing
entities .......................        267.9           244.7
Other assets ...................        102.5            92.2
                                 ------------------------------
   TOTAL ASSETS ................ $    2,517.9    $    2,441.4
===============================================================

===============================================================
(Dollars in millions)             SEPTEMBER 30,  DECEMBER 31,
(Unaudited)                           2003           2002
---------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO
COMPROMISE
Current liabilities ..........   $     89.6      $     99.3
Other liabilities ............        217.3           229.6
                                 ------------------------------
  TOTAL LIABILITIES NOT
  SUBJECT TO COMPROMISE.......        306.9           328.9

LIABILITIES SUBJECT TO
  COMPROMISE..................      2,385.1         2,334.7
                                 ------------------------------
  TOTAL LIABILITIES...........      2,692.0         2,663.6

 SHAREHOLDERS' EQUITY
  (DEFICIT) ..................       (174.1)         (222.2)
                                 ------------------------------
  TOTAL LIABILITIES AND
  SHAREHOLDERS'
  EQUITY (DEFICIT) ...........   $  2,517.9      $  2,441.4
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

The ZAI cases were filed as class action lawsuits in 2000 and 2001 on behalf of owners of homes containing ZAI. These cases seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. The plaintiffs assert that this product is in millions of homes throughout the U.S. and that the cost of removal could be several thousand dollars per home. As a result of the Filing, these cases have been transferred to the U.S. Bankruptcy Court. Based on Grace's investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that the product was and continues to be safe for its intended purpose and poses little or no threat to human health. At this time, Grace is not able to assess the extent of any possible liability related to this matter. In July 2002, the Bankruptcy Court approved special counsel to represent the ZAI claimants, at the Debtors' expense, in a proceeding to determine certain threshold scientific issues regarding ZAI. The court has set a litigation schedule that would result in pretrial hearings on these issues in November of 2003.

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

Approximately 1,000 claims for medical monitoring were filed against the Debtors prior to the March 31, 2003 bar date. These claims were made by individuals for medical monitoring, but not bodily injury, due to exposure to asbestos through Grace's products or operations. Based on the number and expected value of such claims, Grace does not believe such claims will have a material effect on the Consolidated Financial Statements.

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

The total asbestos-related liability balances as of September 30, 2003 and December 31, 2002 were $964.6 million and $973.2 million, respectively. The decrease in the liability is primarily due to the payment of normal post-Filing administrative costs relating to claims management and defense costs in connection with litigation permitted by the Bankruptcy Court. The recorded asbestos-related liability is included in "liabilities subject to compromise."

ASBESTOS INSURANCE

Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. Insurance coverage for asbestos-related liabilities has not been commercially available since 1985. Grace has settled with and has been paid by all of its primary insurance carriers with respect to both property damage and bodily injury cases and claims. Grace has also settled with its excess insurance carriers that wrote policies available for property damage cases; those settlements involve amounts paid and to be paid to

Grace. Grace believes that certain of these settlements may cover ZAI claims, as well as other property damage claims. In addition, Grace believes that additional coverage for ZAI claims may exist under excess insurance policies not subject to settlement agreements. Grace has settled with excess insurance carriers that wrote policies available for bodily injury claims in layers of insurance that Grace believes may be reached based on its current estimates.

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

--------------------------------------------------------------------------------
4    ACQUISITIONS AND JOINT VENTURES
--------------------------------------------------------------------------------

In 2003, Grace completed two business combinations for a total cash cost of $3.6 million as follows:

o In April 2003, Grace, through its subsidiary The Separations Group, acquired the business and assets of MODcol Corporation, a manufacturer of preparative chromatography columns and provider of custom column packaging services.

o In July 2003, Grace acquired the chromatography business of Argonaut Technologies, Inc., which had been marketed under the Jones Chromatography name.

Goodwill recognized in those transactions amounted to $0.7 million, which was assigned to Davison Chemicals.

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

Goodwill recognized in those transactions amounted to $3.8 million, $0.9 million of which was assigned to Davison Chemicals and $2.9 million of which was assigned to Performance Chemicals.

Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.

--------------------------------------------------------------------------------
5.   OTHER INCOME
--------------------------------------------------------------------------------

Components of other income are as follows:

================================================================
OTHER INCOME                 THREE MONTHS        NINE MONTHS
(Dollars in millions)        SEPTEMBER 30,      SEPTEMBER 30,
================================================================
                            2003      2002     2003      2002
                           -------------------------------------
Investment income (loss)   $  (0.2) $  0.5    $   4.1  $  5.3
Interest income ..........     0.9     0.9        3.4     2.5
Net (loss) gain on
  dispositions of assets      (0.1)    2.3       (1.0)    1.9
Tolling revenue...........     0.2     1.8        0.9     2.7
Foreign currency..........     0.4     0.6       (3.2)    0.6
Other miscellaneous
  income .................     1.9     2.9        6.8     6.8
                           -------------------------------------
Total other income........ $   3.1  $  9.0    $  11.0  $ 19.8
================================================================

--------------------------------------------------------------------------------
6.       OTHER BALANCE SHEET ACCOUNTS
--------------------------------------------------------------------------------


================================================================
                                       SEPTEMBER 30,December 31,
(Dollars in millions)                    2003            2002
----------------------------------------------------------------
ACCOUNTS AND OTHER RECEIVABLES, NET
Trade receivables, less allowance of
  $4.2 (2002 - $3.7).................  $   344.1    $   302.8
Other receivables, less allowances of
  $1.7(2002 - $1.7)..................       17.6         13.8
                                       -------------------------
                                       $   361.7    $   316.6
================================================================
INVENTORIES
Raw materials .......................  $    49.2    $    39.2
In process ..........................       35.1         30.3
Finished products ...................      130.8        110.8
General merchandise .................       30.1         26.8
Less:  Adjustment of certain
  inventories to a
  last-in/first-out (LIFO) basis ....      (36.3)       (33.5)
                                       -------------------------
                                       $   208.9    $   173.6
================================================================
OTHER ASSETS
Deferred pension costs...............  $   109.8    $   104.2
Deferred charges ....................       40.2         38.7
Long-term receivables, less
  allowances of $0.8 (2002 - $0.8)           7.9          2.0
Patents, licenses and other
  intangible assets, net ............       65.4         63.4
Pension-unamortized prior service
   cost .............................       26.4         26.4
Investments in unconsolidated
  affiliates and other...............        3.6          0.2
                                       -------------------------
                                       $   253.3    $   234.9
================================================================
OTHER CURRENT LIABILITIES
Accrued compensation ................  $    39.5    $    40.0
Accrued interest ....................        7.1          6.4
Deferred tax liability ..............        1.2          0.8
Customer volume rebates .............       21.9         21.2
Accrued commissions .................        7.8          6.0
Accrued reorganization fees .........        6.8          9.4
Other accrued liabilities ...........       47.1         47.5
                                       -------------------------
                                       $   131.4    $   131.3
================================================================
OTHER LIABILITIES
Pension-underfunded plans ...........   $  304.3    $   295.1
Other accrued liabilities ...........        8.1          6.3
                                       -------------------------
                                       $   312.4    $   301.4
================================================================


--------------------------------------------------------------------------------
7.   LIFE INSURANCE
--------------------------------------------------------------------------------

Grace is the beneficiary of life insurance policies on certain current and former employees with a net cash surrender value of $90.5 million and $82.4 million at September 30, 2003 and December 31, 2002, respectively. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years. The following table summarizes activity in these policies for the nine months ended September 30, 2003 and 2002, and components of the net cash value at September 30, 2003 and December 31, 2002:

===============================================================
LIFE INSURANCE -
ACTIVITY SUMMARY                      NINE MONTHS ENDED
(Dollars in millions)                   SEPTEMBER 30,
===============================================================
                                    2003            2002
                               --------------------------------
Earnings on policy assets....  $      28.9     $       31.2
Interest on policy loans.....        (24.8)           (25.9)
Policy loan repayments.......          2.6              4.2
Annual premiums..............          2.4              2.5
Net investing activity.......         (1.0)            (0.1)
                               --------------------------------
  Change in net cash value...  $       8.1     $       11.9
===============================================================
Tax-free proceeds received...  $      10.0     $       13.8
===============================================================
COMPONENTS OF                  SEPTEMBER 30,    December 31,
NET CASH VALUE                      2003            2002
===============================================================
Gross cash value.............  $     470.7     $      471.3
Principal - policy loans.....       (365.8)          (365.4)
Accrued interest - policy
 loans.......................        (14.4)           (23.5)
                               --------------------------------
   Net cash value............  $      90.5     $       82.4
===============================================================
Insurance benefits in force..  $   2,212.4     $    2,240.8
===============================================================

Grace's financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

--------------------------------------------------------------------------------
8.   DEBT
--------------------------------------------------------------------------------

On September 30, 2003, and December 31, 2002, Grace's debt was as follows:

==============================================================
COMPONENTS OF DEBT               SEPTEMBER 30,   December 31,
(Dollars in millions)                2003            2002
==============================================================

DEBT PAYABLE WITHIN ONE YEAR
DIP facility .................  $        --    $        --
Other short-term borrowings...         10.9            4.3
                                ------------------------------
                                $      10.9    $       4.3
                                ==============================
DEBT PAYABLE AFTER ONE YEAR
DIP facility .................  $        --    $        --

DEBT SUBJECT TO COMPROMISE
Bank borrowings ..............  $     500.0    $     500.0
Other borrowings .............          1.2            1.0
Accrued interest .............         46.3           37.8
                                ------------------------------
                                $     547.5    $     538.8
                                ==============================
Annualized weighted average
  interest rates on total
  debt .......................          2.1%           2.8%
==============================================================

In April 2001, the Debtors entered into the DIP facility for a two-year term in the aggregate amount of $250 million. The DIP facility is secured by a priority lien on substantially all assets of the Debtors, and bears interest based on LIBOR. The Debtors have extended the term of the DIP facility for up to an additional three years through April 1, 2006, and modified certain other provisions. Grace had no outstanding borrowings under the DIP facility as of September 30, 2003; however, $25.8 million of standby letters of credit were issued and outstanding under the facility. The letters of credit, which reduce available funds under the facility, were issued mainly for trade-related matters such as performance bonds, and certain insurance and environmental matters.


--------------------------------------------------------------------------------
9.   SHAREHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

The Company is authorized to issue 300,000,000 shares of common stock. Of the common stock unissued on September 30, 2003, approximately 9,904,795 shares were reserved for issuance pursuant to stock option and other stock incentive plans. In the first nine months of 2003 and the year ended December 31, 2002, Grace did not grant any stock options.

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

=============================================================
EARNINGS PER SHARE
(Dollars in millions,       THREE MONTHS        NINE MONTHS
except per share               ENDED              ENDED
amounts)                   SEPTEMBER 30,       SEPTEMBER 30,
==============================================================
                          2003      2002      2003      2002
                        --------------------------------------
NUMERATORS
  Net (loss) income.... $   (9.9)  $ 14.0  $   (5.7) $  47.6
                        ======================================
DENOMINATORS
  Weighted average
  common shares -
  basic calculation....     65.6     65.5      65.5     65.4

  Dilutive effect of
  employee stock
  options and
  restricted shares....     --       --        --        0.1
                        --------------------------------------

  Weighted average
  common shares
  diluted calculation..     65.6     65.5      65.5     65.5
                        ======================================

BASIC (LOSS) EARNINGS
 PER SHARE ............ $  (0.15)  $ 0.21  $  (0.09) $  0.73
                        ======================================
DILUTED (LOSS)
 EARNINGS PER SHARE.... $  (0.15)  $ 0.21  $  (0.09) $  0.73
==============================================================


As a result of loss incurred during the three months and nine months ended September 30, 2003, employee compensation shares of approximately 200,000 and 100,000, respectively, were excluded from the diluted loss per share calculation because their effect would be antidilutive.

--------------------------------------------------------------------------------
11.  COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

Grace's other comprehensive income (loss) consists entirely of foreign currency translation adjustments. The table below presents the pre-tax, tax and after-tax amounts of Grace's other comprehensive income (loss) for the three months and nine months ended September 30, 2003 and 2002:

=============================================================
                                                    After-
                             Pre-Tax      Tax         Tax
 (Dollars in millions)       Amount     Benefit     Amount
=============================================================
THREE MONTHS ENDED:
  September 30, 2003....... $    4.2   $   --      $    4.2
  September 30, 2002....... $   (9.5)  $   --      $   (9.5)
NINE MONTHS ENDED:
  September 30, 2003....... $   53.6   $   --      $   53.6
  September 30, 2002....... $   22.9   $   --      $   22.9
=============================================================

The table below presents the components of Grace's accumulated other comprehensive loss at September 30, 2003 and December 31, 2002:

=============================================================
COMPONENTS OF ACCUMULATED
OTHER COMPREHENSIVE LOSS       SEPTEMBER 30,    December 31,
(Dollars in millions)               2003            2002
=============================================================
Foreign currency              $    (66.0)     $   (119.6)
  translation ...............
Minimum pension liability....     (283.7)         (283.7)
                              -------------------------------
Accumulated other
  comprehensive loss......... $   (349.7)     $   (403.3)
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

At September 30, 2003, Grace's liability for environmental investigative and remediation costs related to continuing and discontinued operations totaled $244.4 million, as compared to $201.1 million at December 31, 2002. This estimate of environmental cost is based on funding and/or remediation agreements in place and Grace's best estimate of its cost for sites not subject to a formal remediation plan. This estimate does not include possible additional liability related to new claims for remediation costs filed against the Debtors by governmental authorities and private parties prior to the March 31, 2003 bar date. One of such claims for approximately $100 million relates to a discontinued operation at a current operating site. Grace is evaluating such claims and is engaged in discussions with the U.S. Environmental Protection Agency (the "EPA") and other parties with respect to such claims. At this time, Grace is not able to determine whether the amount of liability related to such claims is likely to be material or to require adjustment to Grace's recorded liability.

The amounts of cash expenditures below have been charged against previously established reserves for the periods presented.

=============================================================
                         THREE MONTHS         NINE MONTHS
(Dollars in                 ENDED                ENDED
millions)                SEPTEMBER 30,       SEPTEMBER 30,
=============================================================
                        2003      2002      2003      2002
                      ---------------------------------------
Continuing
  operations......... $    1.9  $   3.3   $   7.4   $   14.0
Discontinued
  operations.........      1.3      0.3       1.8        0.5
                      ---------------------------------------
Total................ $    3.2  $   3.6   $   9.2   $   14.5
=============================================================


During the three-month and nine-month periods ended September 30, 2003, Grace recorded pre-tax charges of $50.0 million and $52.5 million, respectively, for environmental matters. Approximately $50.0 million of these charges were in connection with a cost recovery lawsuit brought by the U.S. government relating to Grace's former vermiculite mining and processing activities near Libby, Montana. (See discussion under "Vermiculite Related Matters" below.)

Grace's environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. These liabilities are evaluated based on currently available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, existing technology, prior experience in contaminated site remediation and the apportionment of costs among potentially responsible parties. Grace expects that the funding of environmental remediation activities will be affected by the Chapter 11 proceedings; any such effect could be material. Grace's environmental liabilities are included in "liabilities subject to compromise" as of September 30, 2003.

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

In connection with its defense, Grace conducted its own investigation to determine whether the EPA's actions and cost claims were justified and reasonable. However, in December 2002, the District Court granted the United States' motion for partial summary judgment on a number of issues that limited Grace's ability to challenge the EPA's response actions. In January 2003, a trial was held on the remainder of the issues, which primarily involved the reasonableness and adequacy of documentation of the EPA's cost recovery claims through December 31, 2001. On August 28, 2003, the District Court issued a ruling in favor of the United States that requires Grace to reimburse the government for $54.5 million in costs expended through December 2001, and for all appropriate future costs to complete the cleanup. Grace has appealed the court's ruling.

As a result of such ruling, Grace recorded a pre-tax charge of $50 million, bringing its total estimated liability for Libby-related reimbursable costs to $110 million. Grace's estimate of expected reimbursable costs is based solely on public information about the EPA's spending plans. However, the EPA's cost estimates have increased substantially over the course of its cleanup. Consequently, Grace's estimate may change materially as more current public information becomes available. Grace's liability for this matter is included in "liabilities subject to compromise" and any payments would be subject to the outcome of the Chapter 11 proceedings.

The EPA is also evaluating environmental risks at vermiculite processing sites throughout the U.S. that processed vermiculite from Libby, Montana, and has made claims against Grace to carry out or fund remediation activities. Grace is reviewing the EPA's actions and cost claims to determine whether they are justified and reasonable and, in several instances, Grace has remediated or agreed to remediate certain sites. Costs associated with the above are included in "provision for environmental remediation" included in the Consolidated Statements of Operations.

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

TAX MATTERS

Grace has received the examination report from the Internal Revenue Service (the "IRS") on tax periods 1993 through 1996 asserting, in the aggregate, approximately $114.0 million of proposed tax adjustments. The most significant contested issue addressed in such report concerns corporate-owned life insurance ("COLI") policies and is discussed below. Other proposed IRS tax adjustments include Grace's tax position regarding research and development credits, the reporting of certain divestitures and other miscellaneous proposed adjustments. The tax audit for the 1993 through 1996 tax period is under the jurisdiction of the IRS Office of Appeals, where Grace has filed a protest. Grace's federal tax returns covering periods 1997 and forward are either under examination by the IRS or open for future examination. Grace believes that the impact of probable tax return adjustments would not have a material adverse effect upon Grace's financial position. Any cash payment would be subject to Grace's Chapter 11 proceedings.

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

The IRS has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1995 against a Grace subsidiary that formerly operated a temporary staffing business for nurses and other health care personnel. The assessments, aggregating $21.8 million, were made in connection with a meal and incidental expense per diem plan for traveling health care personnel, which was in effect through 1999. The IRS contends that certain per diem reimbursements should have been treated as wages subject to employment taxes and federal income tax withholding. Grace contends that its per diem and expense allowance plans were in accordance with statutory and regulatory requirements, as well as other published guidance from the IRS. The IRS has issued assessments aggregating $40.1 million for the 1996 through 1998 tax periods and Grace expects the IRS will make additional assessments for the 1999 tax period. The matter is currently pending in the United States Court of Claims. Grace is currently in discussions with the Department of Justice concerning possible settlement options.

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

On November 29, 2002, Sealed Air and Fresenius each announced that they had reached agreements in principle with such Committees to settle asbestos and fraudulent conveyance claims related to such transactions. Under the terms of the Fresenius settlement, as subsequently revised and subject to certain conditions, Fresenius would contribute $115.0 million to the Grace estate. In July 2003, the Fresenius settlement was approved by the Bankruptcy Court. Under the terms of the proposed Sealed Air settlement, Sealed Air would make a payment of $512.5 million (plus interest at 5.5% per annum, commencing on December 21, 2002) and nine million shares of Sealed Air common stock, valued at $425.1 million as of September 30, 2003, as directed by the Bankruptcy Court upon confirmation of Grace's plan of reorganization. The Sealed Air settlement remains subject to the approval of the Bankruptcy Court and the fulfillment of specified conditions. Grace is unable to predict how these settlements may ultimately affect its plan of reorganization.

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

GUARANTEES AND INDEMNIFICATION OBLIGATIONS

Grace is a party to many contracts containing guarantees and indemnification obligations. These contracts primarily consist of:

o Contracts providing for the sale of a former business unit or product line in which Grace has agreed to indemnify the buyer against liabilities arising prior to the closing of the transaction, including environmental liabilities. These liabilities are included in "liabilities subject to compromise" in the Consolidated Balance Sheets;

o Guarantees of real property lease obligations of third parties, typically arising out of (a) leases entered into by former subsidiaries of Grace, or
     (b) the assignment or sublease of a lease by Grace to a third party. These obligations are included in "liabilities subject to compromise" in the Consolidated Balance Sheets;

o Licenses of intellectual property by Grace to third parties in which Grace has agreed to indemnify the licensee against third party infringement claims;

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

FINANCIAL ASSURANCES

At September 30, 2003, Grace had gross financial assurances issued and outstanding of $249.4 million, comprised of $135.0 million of gross surety bonds issued by various insurance companies, and $114.4 million of standby letters of credit and other financial assurances issued by various banks. Of the standby letters of credit, $19.0 million act as collateral for surety bonds, thereby reducing Grace's overall obligations under its financial assurances to a net amount of $230.4 million. These financial assurances were established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. Of the net amount of $230.4 million of financial assurances, $9.4 million were issued by non-Debtor entities and $221.0 million were issued by the Debtors. Of the amounts issued by the Debtors, $192.5 million were issued before the Filing Date, with the remaining $28.5 million being issued subsequent to the Filing, of which $25.8 million was issued under the DIP facility.

ACCOUNTING FOR CONTINGENCIES

Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. generally accepted accounting principles. As a result of the Filing, claims related to the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" on the accompanying Consolidated Balance Sheet as of September 30, 2003. The amounts of these liabilities, as ultimately determined through the Chapter 11 proceedings, could be materially different from amounts recorded by Grace at September 30, 2003.

--------------------------------------------------------------------------------
13.  BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

Grace is a global producer of specialty chemicals and specialty materials. It generates revenues from two business segments: Davison Chemicals and Performance Chemicals. Davison Chemicals produces a variety of catalyst and silica products. Performance Chemicals produces specialty construction chemicals, building materials and sealants and coatings. Intersegment sales, eliminated in consolidation, are not material. The table below presents information related to Grace's business segments for the three-month and nine-month periods ended September 30, 2003 and 2002. Only those corporate expenses directly related to the segment are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

==============================================================
                          THREE MONTHS        NINE MONTHS
BUSINESS SEGMENT DATA         ENDED              ENDED
(Dollars in millions)     SEPTEMBER 30,      SEPTEMBER 30,
==============================================================
                         2003      2002      2003      2002
                        --------------------------------------
NET SALES
Davison Chemicals...... $  267.0 $ 246.5   $   767.7 $  703.0
Performance Chemicals..    254.0   233.5       701.5    662.0
                        --------------------------------------
TOTAL.................. $  521.0 $ 480.0   $ 1,469.2 $1,365.0
                        ======================================
PRE-TAX OPERATING INCOME
Davison Chemicals...... $   32.5 $  35.4   $    80.1 $   99.2
Performance Chemicals..     38.6    30.1        76.5     76.9
                        --------------------------------------
TOTAL.................. $   71.1 $  65.5   $   156.6 $  176.1
==============================================================

The table below presents information related to the geographic areas in which Grace operated for the three months and nine months ended September 30, 2003 and 2002.

===============================================================
                          THREE MONTHS         NINE MONTHS
GEOGRAPHIC AREA DATA          ENDED               ENDED
(Dollars in millions)     SEPTEMBER 30,       SEPTEMBER 30,
===============================================================
                         2003      2002      2003      2002
                        ---------------------------------------
NET SALES
  United States........ $  214.9 $  210.7  $  604.6  $  619.5
  Canada and Puerto
    Rico...............     23.2    16.3       57.0      38.0
  Europe...............    171.3   149.3      501.2     416.4
  Asia Pacific.........     83.1    76.8      228.4     211.0
  Latin America........     28.5    26.9       78.0      80.1
                        ---------------------------------------
TOTAL..................  $ 521.0  $480.0   $1,469.2  $1,365.0
===============================================================

The pre-tax operating income for Grace's business segments for the three-month and nine-month periods ended September 30, 2003 and 2002 is reconciled below to income before Chapter 11 expenses, income taxes, and minority interest presented in the accompanying Consolidated Statements of Operations.

===============================================================
RECONCILIATION OF
BUSINESS SEGMENT DATA
TO FINANCIAL               THREE MONTHS         NINE MONTHS
STATEMENTS                     ENDED               ENDED
(Dollars in millions)      SEPTEMBER 30,       SEPTEMBER 30,
===============================================================
                         2003      2002       2003      2002
                        ---------------------------------------
Pre-tax operating
  income - business
  segments............. $  71.1  $  65.5    $ 156.6   $ 176.1
Add back:
Minority interest .....    (0.7)     1.4       (0.2)      2.3
                        ---------------------------------------
                           70.4     66.9      156.4     178.4
Interest expense and
  related financing
  costs................    (4.1)    (4.8)     (12.4)    (15.2)
Interest income........     0.9      0.9        3.4       2.5
Corporate costs........   (20.8)   (12.6)     (59.2)    (32.8)
Other, net.............   (54.1)   (11.3)     (68.4)    (17.3)
                        ---------------------------------------
Income (loss) before
  Chapter 11
  expenses, income
  taxes, and minority
  interest  ........... $  (7.7) $  39.1    $  19.8   $ 115.6
===============================================================


Corporate costs include expenses of corporate headquarters functions incurred in support of core operations, such as corporate financial and legal services, human resources management, communications and regulatory affairs. This item also includes certain pension and postretirement benefits, including the amortization of deferred actuarial losses, that are considered a core operating cost but not allocated to business segments. Other includes a $50.0 million pre-tax charge to adjust Grace's estimated liability for claims by the EPA for recovery of environmental cleanup costs around Libby, Montana.

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

As provided by the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization for a 120-day period following the Filing Date. The Debtors have received extensions of their exclusivity period during which to file a plan of reorganization through February 1, 2004, and extensions of the Debtors' exclusive rights to solicit acceptances of a reorganization plan through April 1, 2004.

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

Approximately 7,000 of the 10,000 non-asbestos related claims involve claims by employees or former employees for future retirement benefits such as pension and retiree medical coverage. Grace views these claims as contingent and does not plan to address them until a later date in the Chapter 11 Cases. The other non-asbestos related claims include claims for payment for goods and services; taxes; product warranties; principal plus interest under pre-petition credit facilities; amounts due under leases; contracts rejected in the Bankruptcy Court; environmental remediation; indemnification or contribution from actual or potential co-defendants in asbestos-related and other litigation; pending non-asbestos related litigation; and non-asbestos related personal injury.

The Debtors' preliminary analysis indicated that many claims are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of September 30, 2003, the Debtors had filed with the Bankruptcy Court approximately 1,100 objections with respect to such claims, most of which were non-substantive (duplicates, no supporting documentation, late filed claims, etc.). The Debtors expect to file a substantial number of additional objections, most of which will be substantive, as analysis and evaluation of the claims progresses.

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

Litigation Proceedings in Bankruptcy Court - In July 2002, the Bankruptcy Court approved special counsel to represent the ZAI claimants, at the Debtors' expense, in a proceeding to determine certain threshold scientific issues regarding ZAI. The court has set a litigation schedule that would result in pretrial hearings on these issues in November of 2003. (See Note 3 for background information.)

On November 29, 2002, Sealed Air Corporation ("Sealed Air") and Fresenius Medical Care AG ("Fresenius") each announced that they had reached agreements in principle with the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants to settle asbestos and fraudulent conveyance claims related to the 1998 transaction involving Grace's former packaging business and Sealed Air, and the 1996 transaction involving Grace's former medical care business and Fresenius, respectively. Under the terms of the Fresenius settlement, as subsequently revised and subject to certain conditions, Fresenius would contribute $115.0 million to the Grace estate. In July 2003, the Fresenius settlement was approved by the Bankruptcy Court. Under the terms of the proposed Sealed Air settlement, Sealed Air would make a payment of $512.5 million (plus interest at 5.5% per annum, commencing on December 21, 2002) and nine million shares of Sealed Air common stock, valued at $425.1 million as of September 30, 2003, as directed by the Bankruptcy Court upon confirmation of Grace's plan of reorganization. The Sealed Air settlement remains subject to the approval of the Bankruptcy Court and the fulfillment of specified conditions.

Grace is unable to predict how these settlements may ultimately affect its plan of reorganization.

Impact on Debt Capital - All of the Debtors' pre-petition debt is in default due to the Filing. The accompanying Consolidated Balance Sheet as of September 30, 2003 reflects the classification of the Debtors' pre-petition debt within "liabilities subject to compromise."

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

Pursuant to SOP 90-7, Grace's pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of September 30, 2003, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation, and other claims). The recorded amounts of such liabilities generally reflect accounting measurements as of the Filing Date, adjusted as warranted for changes in facts and circumstances and/or rulings under Grace's Chapter 11 proceedings subsequent to the Filing. (See Note 2 to the Consolidated Financial Statements for detail of the liabilities subject to compromise as of September 30, 2003, and December 31, 2002.) Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

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

--------------------------------------------------------------------------------
CONSOLIDATED OPERATIONS
--------------------------------------------------------------------------------

Set forth below is a chart that lists key operating statistics and percentage changes for the three-month and nine-month periods ended September 30, 2003 and 2002. This chart should be referenced when reading management's discussion and analysis of the results of operations and financial condition. The financial information presented throughout this discussion divides Grace's financial results between

"core operations" and "noncore activities." Core operations comprise the financial results of Davison Chemicals, Performance Chemicals and the costs of corporate activities that directly or indirectly support business operations. In contrast, noncore activities comprise all other events and transactions not directly related to the generation of operating revenue or the support of core operations.

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

====================================================================================================================================
ANALYSIS OF CONTINUING OPERATIONS                        THREE MONTHS ENDED                          NINE MONTHS ENDED
 (Dollars in millions)                                      SEPTEMBER 30,                              SEPTEMBER 30,
====================================================================================================================================
                                                                             % Change                                    % Change
                                                  2003          2002       Fav (Unfav)        2003           2002       Fav (Unfav)
                                              --------------------------------------------------------------------------------------
NET SALES
    DAVISON CHEMICALS
    Catalyst products........................ $    189.6   $    179.0           5.9%     $    544.2     $    508.0         7.1%
    Silica products..........................       77.4         67.5          14.7%          223.5          195.0        14.6%
                                              --------------------------------------------------------------------------------------
  TOTAL DAVISON CHEMICALS....................      267.0        246.5           8.3%          767.7          703.0         9.2%
                                              --------------------------------------------------------------------------------------
    PERFORMANCE CHEMICALS
    Construction chemicals...................      120.1        109.8           9.4%          324.9          300.1         8.3%
    Building materials.......................       65.0         60.4           7.6%          178.1          177.6         0.3%
    Sealants and coatings....................       68.9         63.3           8.8%          198.5          184.3         7.7%
                                              --------------------------------------------------------------------------------------
  TOTAL PERFORMANCE CHEMICALS................      254.0        233.5           8.8%          701.5          662.0         6.0%
                                              --------------------------------------------------------------------------------------
TOTAL GRACE SALES - CORE OPERATIONS.......... $    521.0   $    480.0           8.5%     $  1,469.2     $  1,365.0         7.6%
====================================================================================================================================
PRE-TAX OPERATING INCOME (A):
    Davison Chemicals (b).................... $     32.5   $     35.4          (8.2%)    $     80.1     $     99.2       (19.3%)
    Performance Chemicals....................       38.6         30.1          28.2%           76.5           76.9        (0.5%)
    Corporate costs:
       Support functions.....................       (7.9)        (7.1)        (11.3%)         (23.3)         (21.3)       (9.4%)
       Pension and other.....................      (12.9)        (5.5)           NM           (35.9)         (11.5)         NM
    Total Corporate costs....................      (20.8)       (12.6)        (65.1%)         (59.2)         (32.8)      (80.5%)
                                              --------------------------------------------------------------------------------------
PRE-TAX INCOME FROM CORE OPERATIONS (C)......       50.3         52.9          (4.9%)          97.4          143.3       (32.0%)
                                              --------------------------------------------------------------------------------------
PRE-TAX LOSS FROM NONCORE ACTIVITIES.........      (54.1)       (11.3)           NM           (68.4)         (17.3)         NM
Interest expense.............................       (4.1)        (4.8)         14.6%          (12.4)         (15.2)       18.4%
Interest income..............................        0.9          0.9            --             3.4            2.5        36.0%
                                              --------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE CHAPTER 11 EXPENSES
   AND INCOME TAXES..........................       (7.0)        37.7        (118.6%)          20.0          113.3       (82.3%)
Chapter 11 expenses, net.....................       (2.2)        (8.6)         74.4%          (11.7)         (21.4)       45.3%
Provision for income taxes ..................       (0.7)       (15.1)         95.4%          (14.0)         (44.3)       68.4%
                                              --------------------------------------------------------------------------------------
Net (loss)  income .......................... $     (9.9)  $     14.0        (170.7%)    $     (5.7)    $     47.6      (112.0%)
====================================================================================================================================
KEY FINANCIAL MEASURES:
   PRE-TAX INCOME FROM CORE OPERATIONS AS
   PERCENTAGE OF SALES:
    Davison Chemicals (b)....................       12.2%        14.4%         (2.2) pts       10.4%          14.1%       (3.7) pts
    Performance Chemicals....................       15.2%        12.9%          2.3 pts        10.9%          11.6%       (0.7) pts
    Consolidated.............................        9.7%        11.0%         (1.3) pts        6.6%          10.5%       (3.9) pts
   PRE-TAX INCOME FROM CORE OPERATIONS
   BEFORE DEPRECIATION AND AMORTIZATION (C)   $     76.4   $     77.5          (1.4%)    $    173.5     $    214.1       (19.0%)
      As a percentage of sales...............       14.7%        16.1%         (1.4) pts       11.8%          15.7%       (3.9) pts
====================================================================================================================================
NET SALES BY REGION:
North America................................ $    238.1   $    227.0           4.9%     $    661.6     $    657.5         0.6%
Europe.......................................      171.3        149.3          14.7%          501.2          416.4        20.4%
Asia Pacific.................................       83.1         76.8           8.2%          228.4          211.0         8.2%
Latin America................................       28.5         26.9           5.9%           78.0           80.1        (2.6%)
                                              --------------------------------------------------------------------------------------
TOTAL........................................ $    521.0   $    480.0           8.5%     $  1,469.2     $  1,365.0         7.6%
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

COSTS OF DOING BUSINESS IN CHAPTER 11

Although it is difficult to measure precisely how Chapter 11 has impacted Grace's overall financial performance, there are certain added costs that are directly attributable to operating under the Bankruptcy Code. Net reorganization expenses of $11.7 million in the first nine months of 2003 and $21.4 million in the first nine months of 2002 consist primarily of legal, financial and consulting fees incurred by Grace and three creditors' committees. In addition, for the nine months ended September 30, 2003 and 2002, Grace's pre-tax income from core operations included expenses of $14.2 million and $8.1 million, respectively, for Chapter 11-related compensation charges. Poor stock price performance in the period leading up to and after the Filing diminished the value of Grace's stock option program to current and prospective employees, which caused Grace to change its long-term incentive compensation program into a cash-based program. Grace has also sought to address employee retention issues by providing added compensation to certain employees and increasing Grace's contribution to its retirement savings and investment plan.

There are numerous other indirect costs to manage Grace's Chapter 11 proceedings such as: management time devoted to Chapter 11 matters; added cost of debt capital; added costs of general business insurance, including directors and officers liability insurance; and lost business and acquisition opportunities due to the complexities of operating under Chapter 11.

NET SALES

The following tables identify the increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation for the three-month and nine-month periods ended September 30, 2003, respectively.

===============================================================
                      THREE MONTHS ENDED SEPTEMBER 30, 2003 AS
NET SALES              A PERCENTAGE INCREASE (DECREASE) FROM
VARIANCE ANALYSIS      THREE MONTHS ENDED SEPTEMBER 30, 2002
===============================================================
                      VOLUME   PRICE/MIX  TRANSLATION   TOTAL
                     ------------------------------------------
Davison Chemicals       0.4%       3.2%        4.7%       8.3%
Performance
  Chemicals ........    4.8%       0.2%        3.8%       8.8%
Net sales...........    2.5%       1.8%        4.2%       8.5%
---------------------------------------------------------------
By Region:
  North America.....    2.3%       2.1%        0.5%       4.9%
  Europe............    2.9%      (0.5%)      12.3%      14.7%
  Asia Pacific......   17.4%     (10.9%)       1.7%       8.2%
  Latin America.....  (25.7%)     33.1%       (1.5%)      5.9%
===============================================================

Grace's third quarter sales totaled $521.0 million compared with $480.0 million in the prior year quarter, an 8.5% increase. Favorable currency translation effects from a weaker U.S. dollar accounted for about half of the increase. Revenue from added volume in certain product lines was also a contributing factor. In addition, acquisitions contributed $4.7 million or 1.0 percentage point of the sales volume growth, all of which related to Davison.

===============================================================
                      NINE MONTHS ENDED SEPTEMBER 30, 2003 AS A
NET SALES               PERCENTAGE INCREASE (DECREASE) FROM
VARIANCE ANALYSIS       NINE MONTHS ENDED SEPTEMBER 30, 2002
===============================================================
                      VOLUME   PRICE/MIX  TRANSLATION   TOTAL
                     ------------------------------------------

Davison Chemicals...    1.0%       2.1%        6.1%       9.2%
Performance
  Chemicals ........    1.5%       0.6%        3.9%       6.0%
Net sales...........    1.2%       1.4%        5.0%       7.6%
---------------------------------------------------------------
By Region:
  North America.....   (1.8%)      2.0%        0.4%       0.6%
  Europe............    5.4%      (1.6%)      16.6%      20.4%
  Asia Pacific......   12.5%      (6.8%)       2.5%       8.2%
  Latin America.....  (11.9%)     20.2%      (10.9%)     (2.6%)
===============================================================


Grace's year-to-date sales totaled $1,469.2 million compared with $1,365.0 million in the prior year period, a 7.6% increase. Currency translation accounted for 5.0 percentage points of the increase. Added volume in certain product lines was also a contributing factor. Acquisitions contributed $20.9 million or 1.5 percentage points of the sales volume growth, most of which related to Davison.

PRE-TAX INCOME FROM CORE OPERATIONS

Pre-tax income from core operations comprises the business segment results of Davison Chemicals and Performance Chemicals offset by corporate costs. Pre-tax income from core operations in the third quarter of 2003 was $50.3 million, compared with $52.9 million in the third quarter of 2002, a 4.9% decrease. Lower profits from the Davison Chemicals group and higher U.S. pension costs were partially offset by a record quarter from the Performance Chemicals businesses, which delivered a 28.2% increase in operating earnings on an 8.8% increase in sales. Pre-tax income from core operations was $97.4 million for the nine months ended September 30, 2003, compared with $143.3 million for the prior year period, a 32.0% decrease. Year-to-date pre-tax operating margin was 6.6%, 3.9 percentage points lower than the prior year. The decline in year-to-date operating profit and margins was caused by higher costs for pensions, certain raw materials, natural gas and plant maintenance, together with higher sales of lower margin products.

Corporate costs for the third quarter of 2003 were $20.8 million, an $8.2 million increase from the prior year quarter. Corporate costs for the nine months ended

September 30, 2003 were $59.2 million, a $26.4 million increase from the prior year period. Corporate costs include corporate functional costs (such as financial and legal services, human resources, communications and information technology), the cost of corporate governance (including directors and officers liability insurance) and pension costs related to both corporate employees and to the effects of changes in assets and liabilities for all Grace pension plans. The increase is primarily attributable to added costs for pension benefits to account for the negative financial market factors that have impacted the funded status of defined benefit pension plans in recent years, and to higher director and officer liability insurance premiums.

PRE-TAX LOSS FROM NONCORE ACTIVITIES

Pre-tax loss from noncore activities comprises all events and transactions not directly related to the generation of revenue or the support of core operations. Expense from noncore activities totaled $54.1 million for the third quarter of 2003, compared with expense of $11.3 million for the prior year period. For the nine months ended September 30, 2003, expense from noncore activities totaled $68.4 million, compared with $17.3 million for the prior year period.

The increase in expense from noncore activities in both the three-month and nine-month periods ended September 30, 2003 was primarily attributable to a $50 million pre-tax charge to adjust Grace's estimated liability resulting from a court ruling against Grace, which requires Grace to reimburse the EPA for cleanup costs related to previously operated vermiculite mining and processing sites near Libby, Montana. Higher pension expense related to employees of former businesses, as well as higher insurance costs also contributed to the increase. These expenses were offset by income from Grace's life insurance policies.

CHAPTER 11 EXPENSES

Net reorganization expenses of $2.2 million and $11.7 million for the three-month and nine-month periods ended September 30, 2003, and $8.6 million and $21.4 million for the three-month and nine-month periods ended September 30, 2002, consisted primarily of legal, financial and consulting fees incurred by Grace and three creditors' committees related to the Chapter 11 Filing. Grace believes that reorganization expenses will range between $2 million and $6 million per quarter for the foreseeable future.

INTEREST

Net interest expense for the three months ended September 30, 2003 was $4.1 million, down from $4.8 million in 2002. Net interest expense for the nine months ended September 30, 2003 was $12.4 million, down from $15.2 million in 2002. The decrease in both periods was attributable to a lower contractual interest rate on pre-petition debt subject to compromise. Average debt levels were $519.8 million in the first nine months of 2003 and $508.0 million in the first nine months of 2002. Payment of interest accrued on pre-petition debt is subject to the outcome of Grace's Chapter 11 proceedings. Weighted average interest rates for September 30, 2003 and 2002 were 2.1% and 2.7%, respectively.

INCOME TAXES

Grace's provision for income taxes at the federal corporate rate of 35% was $2.9 million for the nine months ended September 30, 2003. The primary difference between this amount and the overall provision for income taxes of $14.0 million is attributable to current period interest on tax contingencies and the non-deductibility of certain Chapter 11 expenses.

DAVISON CHEMICALS

Business Description

Davison Chemicals is a leading global supplier of catalyst and silica products. Catalyst products represented approximately 36% of Grace's 2003 third quarter sales (37% - 2002). This segment includes fluid cracking catalysts and additives used in petroleum refineries to convert distilled crude oil into transportation fuels and other petroleum-based products; hydroprocessing catalysts, which upgrade heavy oils and remove certain impurities; polyolefin catalysts, which are essential components in the manufacture of polyethylene and polypropylene used in products such as plastic film, high-performance plastic pipe and other plastic products; and chemical catalysts, which are used in a variety of chemical processes. Silica products, which represented 15% of Grace's 2003 third quarter sales (14% - 2002), are used in a wide range of industrial and consumer applications, such as coatings, food processing, plastics, adsorbents, personal care products and biotechnology separations.

Recent Acquisitions and Joint Ventures

In July 2003, Grace acquired the chromatography business of Argonaut Technologies, Inc., which had been marketed under the Jones Chromatography name.

In April 2003, Grace, through its subsidiary The Separations Group, acquired the business and assets of MODcol Corporation, a manufacturer of preparative chromatography columns and provider of custom column packaging services.

In August 2002, Advanced Refining Technologies LLC ("ART"), a joint venture between Grace and Chevron Products Company, acquired an exclusive license for the hydroprocessing catalyst technology of Japan Energy Corporation and its subsidiary Orient Catalyst Company.

In January 2002, Grace, through its Swedish subsidiary, acquired the catalyst manufacturing assets of Borealis A/S. This acquisition has been integrated into Grace's polyolefin catalysts business.

Three Months Ended September 30, 2003

Third quarter sales for the Davison Chemicals segment were $267.0 million, up 8.3% from the prior year quarter. Excluding the effects of favorable currency translation, sales were up 3.6% for the quarter. Acquisitions accounted for $4.7 million or 1.9 percentage points of sales growth. Operating income of the Davison Chemicals segment was $32.5 million, 8.2% lower than the 2002 third quarter; operating margin of 12.2% was 2.2 percentage points lower than the prior year quarter. Although strong sales in silica products helped to increase profitability, operating income and margins in the third quarter of 2003 continued to be negatively affected by higher manufacturing costs, primarily from higher natural gas prices and maintenance requirements at certain production facilities, and from a product and regional sales mix that resulted in lower average margins.

Sales of catalyst products, which include refining catalysts, polyolefin catalysts and other chemical catalysts, were $189.6 million, up 5.9% compared with the prior year quarter, primarily attributable to currency effects and an acquisition completed in Japan in August 2002. Catalyst sales increased by 6.7% in North America compared to the third quarter of 2002 due to higher sales in the hydroprocessing catalyst business. Sales of silica products were $77.4 million, up 14.7% compared with the prior year quarter. Excluding favorable currency effects, sales were up 5.8%, primarily due to growth programs in digital printing and separations applications, and higher sales of adsorbents and precipitated silica products.

Sales were up in all regions, with increases of 6.4% in North America, 11.5% in Europe, 7.6% in Asia Pacific, and 2.4% in Latin America. In Europe, the increase in sales was attributable to growth in both the catalyst and silica product lines, as well as favorable currency translation. In Asia Pacific, the increase in sales was primarily attributable to growth within the catalyst product line, while silica sales decreased 4.9%. The sales increases in North America and Latin America were due to volume growth in both the catalyst and silica product lines.

Nine Months Ended September 30, 2003

Year-to-date sales for the Davison Chemicals segment were $767.7 million, up 9.2% from 2002 (excluding currency translation impacts, sales were up 3.1%). Acquisitions accounted for $20.5 million or 2.9 percentage points of the sales growth. Year-to-date operating income was $80.1 million, compared with $99.2 million for the prior year, a 19.3% decrease. Year-to-date operating results reflect a sluggish U.S. economy, and higher utilities, raw materials and other manufacturing costs.

Sales of catalyst products were up 7.1% compared with the prior year period, as a result of currency effects and acquisitions in the polyolefin and hydroprocessing catalyst businesses, partially offset by lower sales in North America caused by a decrease in demand. Sales of silica products were up 14.6% for the period, primarily from currency translation impacts, growth programs in coatings, digital printing, and separations applications, and added volume in North America and Europe.

Sales in North America, Europe, and Asia Pacific were up 3.9%, 18.5%, and 7.3%, respectively. Sales in Latin America were down 8.8%. In North America, the increase in sales was primarily due to growth in both the catalyst and silica product lines. In Europe, the increase in sales was primarily due to favorable currency translation impacts and growth in both the catalyst and silica product lines. The increase in Asia Pacific reflects growth within the catalyst product line, as well as the effect of favorable currency translation, offset by a slight decline in the silica product line. The decrease in Latin America was attributable to lower demand in both the catalyst and silica product lines.

PERFORMANCE CHEMICALS

Business Description

The major product groups of the Performance Chemicals segment are (1) specialty construction chemicals and specialty building materials, which are used primarily by the nonresidential construction industry; and (2) container sealants and coatings for food and beverage packaging, and other related products. Specialty construction chemicals, which represented 23% of Grace's 2003 and 2002 third quarter sales, add strength, control corrosion, and enhance the handling and application of concrete, and reduce the manufacturing cost and improve the quality of cement. Specialty building materials, which represented 13% of Grace's 2003 and 2002 third quarter sales, prevent water damage to structures and protect structural steel against collapse caused by fire. Sealants and coatings products, which represented 13% of Grace's 2003 and 2002 third quarter sales, are used to seal beverage and food cans, glass and plastic bottles, and protect metal packaging from corrosion and package contents from the influences of the metal.

Recent Acquisitions and Joint Ventures

On October 1, 2003, Grace, through a German subsidiary, acquired the construction products business and certain assets of Tricosal Beton-Chemie GmbH & Co. KG. Tricosal Beton-Chemie was a leading supplier of specialty chemicals and materials to the European construction industry. The business is being integrated into the construction chemicals product line.

In March 2002, Grace acquired the business and the assets of Addiment, Incorporated, a leading supplier of specialty chemicals to the concrete paver and masonry industries in the U.S. and Canada. This business has been integrated into the construction chemicals product line.

Three Months Ended September 30, 2003

Third quarter sales for the Performance Chemicals segment were $254.0 million, up 8.8% from the prior year quarter, reflecting favorable currency translation, strong demand for concrete admixtures and waterproofing products, and continued success of growth programs in coatings. Operating income for the Performance Chemicals segment was $38.6 million, up 28.2% versus $30.1 million in the prior year quarter. Operating margin of 15.2% was 2.3 percentage points higher than the prior year period, primarily reflecting sales growth and cost containment programs.

Sales of specialty construction chemicals, which include concrete admixtures, cement additives and masonry products, were up 9.4% versus the prior year quarter (5.0% excluding currency translation impacts). Sales were strong in Europe and Asia, reflecting the success of new product programs and sales initiatives in key economies worldwide. Sales were also up in North America, reflecting growth programs as well as good construction weather, which allowed a catch-up in project activity delayed due to poor weather earlier in the year. Also, there are indications that the significant decline in U.S. construction activity since early 2001 may be slowing or leveling, in line with recent industry projections. Sales of specialty building materials, which include waterproofing and fire protection products, were up 7.6% (5.8% before translation impacts) compared with the third quarter of 2002. This improvement reflects good construction weather in North America and the leveling of the decline in U.S. construction activity, offset by the effects of new building codes that permit less fire protection materials for structural steel used in commercial buildings. Sales of specialty sealants and coatings, which include container sealants, coatings and polymers, were up 8.8% compared with the third quarter of 2002 (4.3% before the effect of currency translation), mainly reflecting coatings growth programs in Latin America and Asia.

Sales were up 3.8% in North America, mainly reflecting an increase in demand for waterproofing products and concrete admixture. In Europe, a sales increase of 20.0% reflected favorable currency translation as well as growth programs in concrete admixtures, waterproofing and coatings. Asia Pacific sales were up 9.1%, mainly reflecting growth in concrete admixtures and favorable currency translation. Sales increased by 8.9% in Latin America, reflecting growth programs in coatings and closure sealants, offset by unfavorable currency translation impacts.

Nine Months Ended September 30, 2003

Sales for the Performance Chemicals segment for the nine months ended September 30, 2003 were $701.5 million, up 6.0% from the prior year period, driven by favorable currency translation impacts, as well as increases in construction chemicals and sealants and coatings. Operating margin of 10.9% was 0.7 percentage points unfavorable to the prior year period, and operating income of $76.5 million was down 0.5%; these results reflected a strong third quarter, which offset a weak first half caused by soft construction activity and weather-delayed projects in the U.S.

Sales of construction chemicals were up 8.3%, reflecting favorable currency translation impacts and the success of new product programs and sales initiatives in key economies worldwide. Sales of building materials were essentially flat, as favorable currency translation impacts and growth programs in waterproofing were offset by the effects of new building codes that permit less fire protection materials for structural steel used in commercial buildings, as well as weak U.S. construction activity. Sales of sealants and coatings were up 7.7%, reflecting favorable currency translation impacts in Europe and growth initiatives in coatings and closure sealants, particularly in Latin America and Europe, offset by unfavorable currency exchange in Latin America.

Sales in Europe, Asia Pacific and Latin America were up 23.4%, 9.5% and 3.1%, respectively, while sales in North America were down 1.8%. In Europe, higher sales were due to favorable foreign currency translation and growth in all product groups, primarily concrete admixtures. Sales in Asia Pacific increased from the effects of favorable foreign currency, as well as volume growth in construction chemicals. The increase in Latin America reflects growth programs in coatings and closure sealants, offset by unfavorable foreign currency translation. The decline in North America was primarily caused by the effects of new building codes that permit less fire protection materials for structural steel used in commercial buildings, as well as weak U.S. construction activity.

FINANCIAL POSITION AND CASH FLOWS

The following chart sets forth Grace's net asset position supporting its core operations and its net cash flows from core operations.

==============================================================
CORE OPERATIONS                  SEPTEMBER 30,  December 31,
(Dollars in millions)                2003           2002
--------------------------------------------------------------
BOOK VALUE OF INVESTED CAPITAL
Receivables.................... $     358.9     $    313.7
Inventory......................       208.9          173.6
Properties and equipment, net..       629.0          616.0
Pension accounts and other.....       557.1          604.6
                                ------------------------------
ASSETS SUPPORTING CORE
 OPERATIONS....................     1,753.9        1,707.9
Accounts payable and accruals..      (327.2)        (313.5)
                                ------------------------------
CAPITAL INVESTED IN CORE
 OPERATIONS.................... $   1,426.7     $   1,394.4
Pre-tax return on average
 invested capital (trailing
 twelve months)................      9.6%            12.8%
==============================================================
NET CASH FLOWS FROM                   NINE MONTHS ENDED
CORE OPERATIONS:                        SEPTEMBER 30,
--------------------------------------------------------------
                                      2003           2002
                                ------------------------------
Pre-tax operating income....... $      97.4      $    143.3
Depreciation and amortization..        76.1            70.8
                                ------------------------------
PRE-TAX EARNINGS BEFORE
 DEPRECIATION AND AMORTIZATION.       173.5           214.1
Working capital and other
 changes.......................       (59.3)           (8.3)
                                ------------------------------
CASH FLOW BEFORE INVESTING.....       114.2           205.8
Capital expenditures...........       (65.7)          (55.4)
Businesses acquired............        (3.6)          (28.5)
                                ------------------------------
NET CASH FLOW FROM CORE
 OPERATIONS.................... $      44.9      $    121.9
==============================================================


Grace had a net asset position supporting its core operations of $1,426.7 million at September 30, 2003, compared with $1,394.4 million at December 31, 2002 (including the cumulative translation account reflected in Shareholders' Equity (Deficit) of $66.0 million for 2003 and $119.6 million for 2002). The change in invested capital supporting core operations was primarily due to:

a) An increase in receivables of $45.2 million, which was due to the seasonality of Grace's businesses. In addition, $14.9 million was attributable to currency translation, primarily of European and Asian receivables, reflecting a weaker dollar.

b) An overall increase in inventory of $35.3 million, consisting of increases in catalyst inventory to satisfy expected fourth quarter deliveries, as well as $9.1 million attributable to currency translation impacts, primarily in European and Asian inventories, reflecting a weaker dollar.

c) A decline in pension accounts and other of $47.5 million caused primarily by net pension expense of $39.9 million, as well as an overall decline in the cumulative translation adjustment.

The pre-tax return (trailing twelve months) on capital invested in core operations decreased by 3.2 percentage points in the nine months ended September 30, 2003, due to a 32.0% decline in pre-tax operating income. In addition, net cash flows from core operations decreased due to the decline in pre-tax operating income, an increase in capital spending and a decrease in working capital, offset by a decline in cash invested in business acquisitions.

--------------------------------------------------------------------------------
FINANCIAL CONDITION
--------------------------------------------------------------------------------

EFFECT OF CHAPTER 11

As described under "Voluntary Bankruptcy Filing," the Company and its principal U.S. operating subsidiary are debtors-in-possession under Chapter 11 of the Bankruptcy Code. Grace's non-U.S. subsidiaries, although not part of the Filing, are owned directly or indirectly by the Company's principal operating subsidiary or other filing entities. Consequently, it is likely that a Chapter 11 reorganization plan will involve the combined value of Grace's global businesses and its other assets to fund (with cash and/or securities) Grace's obligations as adjudicated through the bankruptcy process. Grace has analyzed its cash flow and capital needs to continue to fund its businesses and believes that, while in Chapter 11, sufficient cash flow and credit facilities are available to support its business strategy.

The following sections address Grace's financial condition in more detail and describe the major contingencies that are being addressed as part of the Chapter 11 process. Grace's ability to present a plan of reorganization to the Bankruptcy Court depends largely on the timing of resolution of these contingencies.

LIABILITIES AND CONTINGENCIES

Grace has a number of financial exposures originating from past businesses, products and events. These obligations arose from transactions and/or business practices that date back to when Grace was a much larger company, when it produced products or operated businesses that are no longer part of its revenue base, and when government regulations and scientific knowledge were much less advanced than today. The following table summarizes the net noncore liability at September 30, 2003 and December 31, 2002 and the net cash flow from noncore activities for the nine months ended September 30, 2003 and 2002:

==============================================================
NONCORE ACTIVITIES
(Dollars in millions)            SEPTEMBER 30,  December 31,
NET NONCORE LIABILITIES:              2003           2002
==============================================================
Asbestos-related liabilities....  $  (964.6)      $  (973.2)
Asbestos-related insurance
 receivable ....................      271.6           282.6
                                ------------------------------
Asbestos-related liability, net      (693.0)         (690.6)
Environmental remediation.......     (244.4)         (201.1)
Postretirement benefits.........     (139.0)         (147.2)
Retained obligations and other..      (57.6)          (55.3)
                                ------------------------------
NET NONCORE LIABILITY...........  $(1,134.0)      $(1,094.2)
==============================================================
NET CASH FLOWS FROM NONCORE             NINE MONTHS ENDED
ACTIVITIES:                               SEPTEMBER 30,
--------------------------------------------------------------
                                      2003            2002
                                ------------------------------
Pre-tax loss from noncore
 activities.....................  $   (68.4)      $   (17.3)
Non-cash changes................       68.4            23.8
Cash spending for:
  Asbestos-related litigation,
   net of insurance recovery....        2.9             2.6
  Environmental remediation.....       (9.1)          (14.5)
  Postretirement benefits.......       (8.8)          (17.7)
  Retained obligations and
   other........................       (1.2)           (3.2)
--------------------------------------------------------------
NET CASH FLOW FROM NONCORE
 ACTIVITIES ....................  $   (16.2)      $   (26.3)
==============================================================


As described under "Voluntary Bankruptcy Filing," the resolution of most of these noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. Grace cannot predict with any certainty how, and for what amounts, any of such estimates will be resolved. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded by Grace at September 30, 2003.

ASBESTOS-RELATED MATTERS

During the three months and nine months ended September 30, 2003, Grace had net payments of $3.1 million and net receipts of $2.4 million, respectively, for the defense and disposition of asbestos-related property damage and bodily injury litigation, including amounts received under settlements with insurance carriers. This compared to net payments of $1.3 million and net receipts of $2.6 million during the three months and nine months ended September 30, 2002, respectively. At September 30, 2003, Grace's balance sheet reflected a gross asbestos-related liability of $964.6 million ($693.0 million net of insurance). This liability represents management's estimate, based on facts and circumstances existing prior to the Filing, of the undiscounted net cash outflows necessary to satisfy Grace's pending property damage claims for which sufficient information is available, and its pending and projected future bodily injury claims. Changes to the recorded amount of such liability will be based on Chapter 11 developments and management's assessment of the claim amounts that will ultimately be allowed by the Bankruptcy Court. Recently, federal legislation has been proposed to address asbestos bodily injury claims. In addition, several states have enacted or proposed legislation affecting asbestos bodily injury claims. At this time, Grace cannot predict what impact any such legislation would have on Grace's asbestos bodily injury liability, related insurance coverage, or its ultimate plan of reorganization.

The Consolidated Balance Sheet at September 30, 2003 includes total amounts due from insurance carriers of $271.6 million pursuant to settlement agreements with those insurance carriers. The recovery of amounts due from insurance carriers is dependent upon the timing, character and exposure periods of asbestos-related claims. Grace's Chapter 11 proceedings and proposed federal legislation could also affect the timing and amounts of Grace's recovery.

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

ENVIRONMENTAL MATTERS

Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations. Grace has expended substantial funds to comply with such laws and regulations and expects to continue to do so in the future. At September 30, 2003, Grace's recorded liability for environmental investigation and remediation costs related to both continuing and discontinued operations totaled $244.4 million, as compared with $201.1 million at December 31, 2002. This estimate of environmental costs is based on funding and/or remediation agreements in place, together with Grace's best estimate of its cost for sites not subject to a formal remediation plan. This estimate does not include possible additional liability related to new claims for remediation costs filed against the Debtors by governmental authorities and private parties prior to the March 31, 2003 bar date. One of such claims for approximately $100 million relates to a discontinued operation at a current operating site. Grace is evaluating such claims and is engaged in discussions with the U.S. Environmental Protection Agency (the "EPA") and other parties with respect to such claims. At this time, Grace is not able to determine whether the amount of liability related to such claims is likely to be material or to require adjustment to Grace's recorded liability.

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

In connection with its defense, Grace conducted its own investigation to determine whether the EPA's actions and cost claims were justified and reasonable. However, in December 2002, the District Court granted the United States' motion for partial summary judgment on a number of issues that limited Grace's ability to challenge the EPA's response actions. In January 2003, a trial was held on the remainder of the issues, which primarily involved the reasonableness and adequacy of documentation of the EPA's cost recovery claims through December 31, 2001. On August 28, 2003, the District Court issued a ruling in favor of the United States that requires Grace to reimburse the government for $54.5 million in costs expended through December 2001, and for all appropriate future costs to complete the cleanup. Grace has appealed the court's ruling.

As a result of such ruling, Grace recorded a pre-tax charge of $50 million, bringing its total estimated liability for Libby-related reimbursable costs to $110 million. Grace's estimate of expected reimbursable costs is based solely on public information about the EPA's spending plans. However, the EPA's cost estimates have increased substantially over the course of its cleanup. Consequently, Grace's estimate may change materially as more current public information becomes available. Grace's liability for this matter is included in "liabilities subject to compromise" and any payments would be subject to the outcome of the Chapter 11 proceedings.

The EPA is also evaluating environmental risks at vermiculite processing sites throughout the U.S. that processed vermiculite from Libby, Montana, and has made claims against Grace to carry out or fund remediation activities. Grace is reviewing the EPA's actions and cost claims to determine whether they are justified and reasonable and, in several instances, Grace has remediated or agreed to remediate certain sites. Costs associated with the above are included in "provision for environmental remediation" included in the Consolidated Statements of Operations.

POSTRETIREMENT BENEFITS

Grace provides certain postretirement health care and life insurance benefits for retired employees, a large majority of which pertain to retirees of previously divested businesses. These plans are unfunded, and Grace pays the costs of benefits under these plans as they are incurred. Spending under this program during the nine months ended September 30, 2003 was $8.8 million, compared with $17.7 million in

2002. Grace's recorded liability for postretirement benefits of $139.0 million at September 30, 2003 is stated at net present value discounted at 6.75%. The continuing payment of these benefits has been approved by the Bankruptcy Court; however, the program would still be subject to the terms of a Chapter 11 reorganization plan.

RETAINED OBLIGATIONS OF DIVESTED BUSINESSES

The principal obligations of divested businesses retained by Grace are contractual indemnification and contingent liabilities not passed on to the new owners. At September 30, 2003, Grace had recorded $57.6 million, to satisfy such obligations. Most of these matters are now subject to the automatic stay of the Bankruptcy Court and are expected to be resolved as part of Grace's Chapter 11 proceedings.

TAX MATTERS

Grace has received the examination report from the Internal Revenue Service (the "IRS") on tax periods 1993 through 1996 asserting, in the aggregate, approximately $114.0 million of proposed tax adjustments. The most significant contested issue addressed in such report concerns corporate-owned life insurance ("COLI") policies and is discussed below. Other proposed IRS tax adjustments include Grace's tax position regarding research and development credits, the reporting of certain divestitures and other miscellaneous proposed adjustments. The tax audit for the 1993 through 1996 tax period is under the jurisdiction of the IRS Office of Appeals, where Grace has filed a protest. Grace's federal tax returns covering periods 1997 and forward are either under examination by the IRS or open for future examination. Grace believes that the impact of probable tax return adjustments would not have a material adverse effect upon Grace's financial position. Any cash payment would be subject to Grace's Chapter 11 proceedings.

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

The IRS has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1995 against a Grace subsidiary that formerly operated a temporary staffing business for nurses and other health care personnel. The assessments, aggregating $21.8 million, were made in connection with a meal and incidental expense per diem plan for traveling health care personnel, which was in effect through 1999. The IRS contends that certain per diem reimbursements should have been treated as wages subject to employment taxes and federal income tax withholding. Grace contends that its per diem and expense allowance plans were in accordance with statutory and regulatory requirements, as well as other published guidance from the IRS. The IRS has issued assessments aggregating $40.1 million for the 1996 through 1998 tax periods and Grace expects the IRS will make additional assessments for the 1999 tax period. The matter is currently pending in the United States Court of Claims. Grace is currently in discussions with the Department of Justice concerning possible settlement options.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

CASH RESOURCES AND AVAILABLE CREDIT FACILITIES

At September 30, 2003, Grace had $390.4 million in cash and cash-like assets on hand ($299.9 million in cash and cash equivalents and $90.5 million in net cash value of life insurance). In addition, Grace had access to committed credit facilities aggregating $250.0 million under the DIP facility, of which $215.7 million (net of borrowings, letters of credit, and holdback provisions) was available at September 30, 2003. The term of the DIP facility, originally set to expire on April 1, 2003, has been extended for up to an additional three years through April 1, 2006. Grace believes that these funds and credit facilities will be sufficient to finance its business strategy while in Chapter 11.

CASH FLOW

For the nine months ended September 30, 2003, Grace's net cash flow provided by core operations before investing was $114.2 million, compared with $205.8 million for the nine months ended September 30, 2002. Total capital expenditures for the nine months ended September 30, 2003 and 2002 were $65.7 million and $55.4 million, respectively. A substantial portion of these expenditures was directed toward the business segments for routine capital replacements and construction of new catalyst production capacity at the Lake Charles, Louisiana site. Acquisition investments, net of cash acquired, were $3.6 million and $28.5 million for the nine months ended September 30, 2003 and 2002, respectively. For the same periods, pre-tax income from core operations before depreciation and amortization was $173.5 million and $214.1 million, respectively. Grace expects to continue to invest excess cash flow and/or other available capital resources in its core business base. These investments are likely to be in the form of added plant capacity, product line extensions, geographic market expansions and acquisitions. Investments that are outside the ordinary course of business may be subject to Bankruptcy Court approval and Chapter 11 creditor committee review.

The pre-tax cash outflow from noncore activities for the nine months ended September 30, 2003 and 2002 was $16.2 million and $26.3 million, respectively. Expenditures for environmental remediation were lower in the first nine months of 2003, due to the completion of remediation work at certain sites. Postretirement benefits were lower, reflecting higher cost sharing by retirees.

Net cash flows used for investing activities for the nine months ended September 30, 2003 and 2002 were $67.0 million and $80.8 million, respectively. Net cash outflows for investing activities in the first nine months of 2003 consisted primarily of $65.7 million for capital expenditures. Net cash outflows used for investing activities in the first nine months of 2002 consisted primarily of $28.5 million for acquisitions, $55.4 million for capital expenditures, and net investments in life insurance policies of $2.4 million.

Net cash provided by financing activities in the first nine months of 2003 was $0.6 million and net cash used for financing activities in the first nine months of 2002 was $5.9 million. In 2003, net cash inflows were principally composed of $6.5 million of borrowings under the non-debtor and pre-petition credit facilities net of repayments, offset by $3.3 million of fees related to renewal and unused line fees under the DIP facility and $2.6 million in net repayments for loans secured by the cash value of life insurance policies. In 2002, net cash outflows principally consisted of net repayments for loans secured by the cash value of life insurance policies.

The Debtors have received Bankruptcy Court approval to make $48.5 million of contributions to their defined benefit pension plans to address the underfunded status of such plans. Through September 30, 2003, the Debtors contributed a total of $32.8 million to such plans. The Debtors expect to contribute an additional $15.7 million during the fourth quarter of 2003.

DEBT AND OTHER CONTRACTUAL OBLIGATIONS

Total debt outstanding at September 30, 2003 was $558.4 million, including $46.3 million of accrued interest on pre-petition debt. As a result of the Filing, Grace is now in default on $501.2 million of pre-petition debt, which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of September 30, 2003. The automatic stay provided under the Bankruptcy Code prevents Grace's lenders from taking any action to collect the principal amounts, as well as related accrued interest. However, Grace will continue to accrue and report interest on such debt during the Chapter 11 proceedings (unless further developments lead management to conclude that it is probable that such interest will be compromised).

At September 30, 2003, Grace had gross financial assurances issued and outstanding of $249.4 million, comprised of $135.0 million of gross surety bonds issued by various insurance companies, and $114.4 million of standby letters of credit and other financial assurances issued by various banks. Of the standby letters of credit, $19.0 million act as collateral for surety bonds, thereby reducing Grace's overall obligations under its financial assurances to a net amount of $230.4 million. These financial assurances were established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. Of the net amount of $230.4 million of financial assurances, $9.4 million were issued by non-Debtor entities and $221.0 million were issued by the Debtors. Of the amounts issued by the Debtors, $192.5 million were issued before the Filing Date, with the remaining $28.5 million being issued subsequent to the Filing, of which $25.8 million was issued under the DIP facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

Grace had no outstanding derivative financial instruments on September 30, 2003. For further information concerning Grace's quantitative and qualitative disclosures about market risk, refer to Notes 13 and 15 in the Consolidated Financial Statements in Grace's 2002 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

GENERAL STATEMENT OF RESPONSIBILITY

The management of Grace is responsible for the preparation, integrity and objectivity of the Consolidated Financial Statements and the other information included in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and accordingly include certain amounts that represent management's best estimates and judgments. Actual amounts could differ from those estimates. Management maintains internal control systems to assist it in fulfilling its responsibility for financial reporting. These systems include business, accounting and reporting policies and procedures, selection of personnel, segregation of duties and an internal audit function. In 2002, a Disclosure Committee was established to oversee Grace's public financial reporting process and key managers are required to confirm their compliance with Grace's policies and internal control systems. While no system can ensure elimination of all errors and irregularities, Grace's systems, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed, transactions are properly executed and reported, and appropriate disclosures are made. The concept of reasonable assurance is based on the recognition that there are limitations in all systems of internal control and that the costs of such systems should not exceed their benefits.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2003, Grace evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company's periodic filings under the Exchange Act is accumulated and communicated to such officers to allow timely decisions regarding required disclosures. There was no change in the Company's internal control over financial reporting during the third quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

              15    Accountants' Awareness Letter

              31.1 Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

              31.2 Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

              32 Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the third quarter of 2003:

              July 23, 2003 - Press release announcing Grace's financial results for the second quarter of 2003.

                                    SIGNATURE
                                    ---------


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            W. R. GRACE & CO.
                                            ----------------------
                                               (Registrant)

Date:  November 10, 2003                    By /s/ Paul J. Norris
                                               ------------------
                                               Paul J. Norris
                                               Chairman, President and
                                               Chief Executive Officer

Date:  November 10, 2003                    By /s/ Robert M. Tarola
                                               --------------------
                                               Robert M. Tarola
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Accounting Officer)

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