Form 10-K
period 2003-12-31
W R GRACE & CO
filed 2004-03-05
CIK 1045309

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


For the fiscal year ended December 31, 2003       Commission file number 1-13953


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

The aggregate market value of W. R. Grace & Co. voting and non-voting common equity held by non-affiliates as of June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) was $239,410,239.

At February 20, 2004, 65,614,064 shares of W. R. Grace & Co. Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

================================================================================

                                TABLE OF CONTENTS


PART I.........................................................................1

     Item 1.  Business ........................................................1
                    AVAILABILITY OF SEC REPORTS................................1
                    PROJECTIONS AND OTHER FORWARD-LOOKING INFORMATION..........1
                    CHAPTER 11 FILING..........................................2
                    BUSINESS OVERVIEW..........................................3
                    PRODUCTS AND MARKETS.......................................4
                    INTELLECTUAL PROPERTY; RESEARCH ACTIVITIES.................9
                    ENVIRONMENTAL, HEALTH AND SAFETY MATTERS...................9
     Item 2.  Properties......................................................10
     Item 3.  Legal Proceedings...............................................11
     Item 4.  Submission of Matters to a Vote of Security Holders.............18

PART II.......................................................................18

     Item 5.  Market for Registrant's Common Equity and Related
              Shareholder Matters.............................................18
     Item 6.  Selected Financial Data.........................................19
     Item 7.  Management's Discussion and Analysis of Results of
              Operations and Financial Condition..............................19
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk......20
     Item 8.  Financial Statements and Supplementary Data.....................20
     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.............................20
     Item 9A  Controls and Procedures.........................................20

PART III......................................................................20

     Item 10. Directors and Executive Officers of the Registrant..............20
     Item 11. Executive Compensation..........................................22
     Item 12. Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters......................30
     Item 13. Certain Relationships and Related Transactions..................32
     Item 14  Principal Accounting Fees and Services..........................32

PART IV.......................................................................33

     Item 15. Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K........................................................33

SIGNATURES....................................................................38

                                     PART I

ITEM 1. BUSINESS

AVAILABILITY OF SEC REPORTS

     W. R. Grace & Co.(1) maintains an Internet website at www.grace.com. Grace makes available, free of charge through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). These reports may be accessed through the website's investor information page.

PROJECTIONS AND OTHER FORWARD-LOOKING INFORMATION

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

     Most significantly, Grace filed for protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on April 2, 2001 as a result of a sharply increasing number of asbestos bodily injury claims. See the discussion below, in Item 3 of this Report, and Notes 1, 2 and 3 to Grace's Consolidated Financial Statements as of December 31, 2003 and December 31, 2002, and for each of the three years ended December 31, 2003, 2002 and 2001 ("Consolidated Financial Statements") and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement to this Report, for a more detailed discussion of risks related to Grace's asbestos liabilities.

     In addition to general economic, business and market conditions, Grace is also subject to other risks and uncertainties, including the following:

o developments in and the outcome of the Chapter 11 proceedings, including but not limited to the determination of the cost of resolution of pending and future asbestos-related claims and the time required to confirm and implement a plan of reorganization;

o the loss of senior management and other key employees as a result of the Chapter 11 proceedings;

o the loss of flexibility in operating its businesses and the higher costs of doing business under Chapter 11;

o greater than expected liabilities with respect to environmental remediation (see Item 3);

o an inability to obtain committed credit facilities or alternative sources of liquidity in amounts sufficient to fund operations, growth initiatives and non-core obligations;

o a decline in worldwide oil consumption or the development of new methods of oil refining;

o    increases in prices of raw materials and energy costs;

-------------------
(1) As used in this Report, the term "Grace" or the "Company" refers to W. R. Grace & Co., a Delaware corporation and, in certain cases, one or more of its subsidiaries and/or their respective predecessors.

o the consolidation of major customers, which could increase customer purchasing power, thereby putting pressure on operating profits;

o an inability to gain customer acceptance, or slower than anticipated acceptance, of new products or product enhancements;

o changes in environmental regulations or societal pressures that make Grace's business operations more costly or that change the types of products used by customers, especially petroleum-based products;

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

o an inability to adapt to continuing technological improvements by competitors or customers; and

o the acquisition (through theft or other means) and use by others of Grace's proprietary technology and other know-how.

See Notes 1, 2, 3, 4, 5, 10, 13 and 14 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional information concerning risks and uncertainties.

CHAPTER 11 FILING

     On April 2, 2001, W. R. Grace & Co. and 61 of its United States subsidiaries and affiliates filed voluntary petitions for reorganization under Chapter 11 in the United States Bankruptcy Court for the District of Delaware. The cases were consolidated for the purpose of joint administration and were assigned case numbers 01-01139 through 01-01200. Grace's non-U.S. subsidiaries and certain of its U.S. subsidiaries were not included in the filing.

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

     Grace concluded that a federal court-supervised Chapter 11 filing provides the best forum available to achieve predictability and fairness in the claims resolution process. By filing under Chapter 11, Grace expects to be able both to obtain a comprehensive resolution of the claims against it and to preserve the inherent value of its businesses.

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

     Grace intends to address all of its pending and future asbestos-related claims and all other pre-petition claims in a plan of reorganization. Such a plan of reorganization may include the establishment of a trust through which all pending and future asbestos-related claims would be channeled for resolution. However, it is currently impossible to predict with any degree of certainty the amount that would be required to be contributed to the trust, how the trust would be funded, how other pre-petition claims would be treated or what impact any reorganization plan may have on the shares of common stock of Grace. The interests of Grace's shareholders could be substantially diluted or cancelled under a plan of reorganization. The value of Grace common stock following a plan of reorganization, and the extent of any recovery by non-asbestos-related creditors, will depend principally on the ultimate value assigned to Grace's asbestos-related claims, which will be addressed through the Bankruptcy Court proceedings.

     Grace's asbestos-related litigation and Chapter 11 filing are discussed in more detail in Item 3 of this Report, and in Notes 1, 2 and 3 to the Consolidated Financial Statements, and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement to this Report.

BUSINESS OVERVIEW

     Grace, through its subsidiaries, is one of the world's leading specialty chemicals and materials companies. Grace entered the specialty chemicals industry in 1954, when it acquired both the Dewey and Almy Chemical Company and the Davison Chemical Company. Grace operates in the following two business segments:

o Davison Chemicals manufactures catalysts and silica-based products. Davison Chemicals' catalysts include (1) fluid cracking catalysts and additives used by petroleum refineries to convert distilled crude oil into transportation fuels and other petroleum-based products; (2) hydroprocessing catalysts that upgrade heavy oils and remove certain impurities; and (3) polyolefin catalysts and catalyst supports that are essential components in the manufacture of high density and linear low density polyethylene resins, and polypropylene resins, used in products such as plastic film, high-performance plastic pipe and plastic household containers. Davison Chemicals' silica gels, colloidal silicas, precipitated silicas, and zeolite adsorbents are used in a wide variety of industrial, consumer, biotechnology and pharmaceutical segments, such as ink jet paper, paints, toothpastes, precision investment casting, rubber compounds, insulated glass and separations/chromatography, as well as in edible oil refining and petrochemical processes. Davison Chemicals accounted for approximately 52% of Grace's 2003 sales.

o Performance Chemicals produces (1) specialty construction chemicals, including performance-enhancing concrete admixtures, cement additives and additives for masonry products; (2) specialty building materials, including fireproofing and waterproofing materials and systems; and (3) sealants and coatings for packaging that protect food and beverages from bacteria and other contaminants, extend shelf life and preserve flavor. Performance Chemicals accounted for approximately 48% of Grace's 2003 sales.

     Grace's principal executive offices are located at 7500 Grace Drive, Columbia, Maryland 21044, telephone 410/531-4000. As of year-end 2003, Grace had approximately 6,300 full-time employees worldwide.

     Information concerning the net sales, pretax operating income and total assets of Grace's continuing operations by business segment and information by geographic area for 2003, 2002 and 2001 is contained in Note 19 to the Consolidated Financial Statements in the Financial Supplement to this Report.

     Strategic Objectives and Actions. Grace's strategy has been, and will continue to be, to enhance enterprise value by profitably growing its specialty chemicals businesses globally and achieving high levels of financial performance. To achieve these objectives, Grace plans to (i) invest in research and development activities, with the goals of introducing new high-performance products and services and enhancing manufacturing processes;
(ii) implement process and productivity improvements and cost-management initiatives (including the use of Six Sigma processes), such as rigorous controls on working capital and capital spending, and programs for procurement and materials management; and (iii) pursue selected acquisitions and alliances. These plans are designed to make Grace a high-performance company focused on the strengths of its global specialty chemicals businesses.

PRODUCTS AND MARKETS

     Specialty Chemicals Industry Overview. Specialty chemicals, such as those produced by Grace, are high-value-added products used as catalysts, intermediates, components or additives in a wide variety of products and processes. They are generally produced in relatively small volumes (compared to commodity chemicals) and must satisfy well-defined performance requirements and specifications. Specialty chemicals are often critical components of the end products and catalysts for the processes in which they are used; consequently, they are tailored to meet customer needs, which generally results in a close relationship between the specialty chemicals producer and the customer. Rapid response to changing customer needs and reliability of product and supply are important competitive factors in specialty chemicals businesses.

     Grace's management believes that in specialty chemicals businesses technological leadership (resulting from continuous innovation through research and development), combined with product differentiation and superior customer service, deliver increased value to customers and lead to higher operating margins. Grace believes that these factors reward it for the research and development and customer service costs associated with its strategy.

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

     Catalysts. Davison produces refinery catalysts, including (i) fluid cracking catalysts ("FCC") used by petroleum refiners to convert distilled crude oil into transportation fuels (such as gasoline and diesel fuels) and other petroleum-based products, and (ii) hydroprocessing catalysts that upgrade heavy oils and remove certain impurities (such as nitrogen, sulfur and heavy metals). Davison also develops and manufactures FCC additives used for octane enhancement and to reduce emissions of sulfur oxides, nitrogen oxides and carbon monoxide from the FCC unit. Davison has recently introduced new catalyst/additive technologies for sulfur reduction in gasoline and, as an alternative technology, membranes which, when employed in a pervaporation system, will remove sulfur from refinery streams. Oil refining is a highly specialized discipline, demanding that products be tailored to meet local variations in crude oil and the refinery's product mix. Davison works regularly with most of the approximately 360 refineries in the world, helping to find the most appropriate catalyst formulations for refiners' changing needs. To better serve its customers, Davison has designed a user-specific website, e-Catalysts.com.

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

     Davison operates its hydroprocessing catalyst business through Advanced Refining Technologies LLC ("ART"), a joint venture between Grace and Chevron Products Company that combines Chevron's fixed bed residuum catalyst business with Davison's ebullating bed residuum catalyst and distillate catalyst business. In 2002, ART acquired an exclusive license in most of the world for the hydroprocessing technology of Japan Energy Corporation and its subsidiary, Orient Catalyst Company, which expanded Davison's position in residuum and distillate hydroprocessing technologies. In response to increased demand for lower sulfur transportation fuels, ART has recently introduced new hydroprocessing catalyst technologies for sulfur reduction in gasoline and diesel fuels.

     Grace believes that Davison is one of the world leaders in refinery catalysts and the largest supplier of FCCs in the world. Competition in the refinery catalyst business is based on technology, product performance, customer service and price. Davison's two principal global competitors in FCCs are Engelhard Corporation and Akzo Nobel. Davison has several regional competitors for FCC additives and hydroprocessing catalysts.

     Davison is also a major producer of polyolefin catalysts and catalyst supports, essential components in the manufacture of high density and linear low density polyethylene resins, and polypropylene resins, that are in turn used in products such as plastic film, high-performance plastic pipe and plastic household containers. Davison catalysts and catalyst supports are used in manufacturing nearly half of all such supported polyethylene resins produced worldwide. The polyolefin catalyst business is technology-intensive and focuses on providing products formulated to meet customer specifications. There are many manufacturers of polyolefin catalysts, and most compete on a worldwide basis. Competition has recently intensified because of evolving technologies, particularly the use of metallocene catalysts, which allow manufacturers to design polymers with exact performance characteristics. In January 2002, Davison acquired the polyolefin catalyst manufacturing assets of Borealis A/S, giving Davison access to new polyolefin catalyst and catalyst carrier technologies. In addition, Davison produces other chemical catalysts for a wide variety of uses, including environmental control, petrochemical synthesis and pharmaceutical applications.

     Silicas and Adsorbents. Silica products and zeolite adsorbents produced by Davison are used in a wide variety of industrial, consumer, biotechnology and pharmaceutical applications. Davison manufactures silica gels, colloidal silicas and precipitated silicas. These silicas have different physical properties, such as particle size, surface area, porosity, and surface chemistry, which give each type of silica unique characteristics that make it appropriate for specific applications. Davison has multiple competitors in each silicas/adsorbents segment in which it participates. Competition is based on product performance and quality, customer service, and price.

     Silica gels are used in coatings as matting agents (i.e., to reduce gloss), in plastics to improve handling, in pharmaceuticals as a formulating agent, in toothpastes as abrasives and whiteners, in foods to carry flavors and prevent caking, and in the purification of edible oils and beer stabilization. Davison is leveraging its materials science expertise, both internally and through acquisitions, to develop and introduce new silica materials and technologies, particularly for the higher-growth segments of digital media, industrial coatings, and biotechnology separations applications. Davison recently has developed a new colloidal-based product as well as other silica formulations for ink jet paper coatings to provide both glossy and matte functionality, expanding its portfolio of digital media solutions for ink jet papers, photos, and commercial wide-format printing. Davison has also introduced new products for industrial coatings (where silica is used to reduce gloss), such as for thin film applications, industrial wood coatings, radiation-cured coatings, and anti-corrosion coatings.

     Davison has recently focused on expanding its separations business to take advantage of higher growth opportunities in the drug discovery, purification and manufacturing processes. During 2003, Davison introduced several new products, including new higher-performing silica gel media for separations and, through two small acquisitions, high-performance chromatography columns and custom column packing services.

     Davison's colloidal silicas are used primarily as binders in precision investment casting and refractory applications. They have also recently been introduced for use in ink jet printing of digital media, such as digital photographs. Precipitated silicas are used predominantly in the manufacture of tires and other industrial rubber goods such as belts, hoses and footwear. Zeolites, while not silica-based products, are based on related silica/alumina technology. Zeolite adsorbents are used between the two panes of insulating glass to adsorb moisture and are also used in process applications to adsorb water and separate certain chemical components from mixtures.

     The silicas and adsorbents business has a large, fragmented customer base, reflecting the diverse markets served by its products. To better serve these customers, the business uses a direct sales force as well as a distribution network, and has introduced web-based initiatives. Web-based offerings include technical service, literature access, customer feedback tools, and process design formulas to assist customers in determining their needs. Approximately half of Davison's silica and adsorbent sales are in Europe.

     Davison Financial and Other Business Information. Davison's net sales were $1,040 million in 2003, $939 million in 2002, and $868 million in 2001; 38% of Davison's 2003 net sales were generated in North America, 40% in Europe, 17% in Asia Pacific, and 5% in Latin America. Sales of catalysts accounted for 37% of total net sales of Grace in 2003 and 2002, and 36% in 2001. Sales of silica products and zeolite adsorbents accounted for 15% of Grace's total net sales in 2003 and 2002, and 14% in 2001.

     At year-end 2003, Davison employed approximately 3,100 people worldwide in 16 facilities. Davison has a direct selling force and distributes most of its products directly to approximately 12,000 customers (500 for catalysts and more than 11,000 for silicas/adsorbents), the largest of which accounted for approximately 4% of Davison's 2003 sales.

     Most raw materials used in the manufacture of Davison products are available from multiple sources. In some instances, Davison produces its own raw materials and intermediates. Natural gas and petroleum-based raw materials are two of the principal materials used in Davison's manufacturing process. World events and other economic factors have caused volatility in the price of these materials, which have impacted Davison's operating margins. Seasonality does not have a significant overall effect on Davison's business. However, sales of FCC catalysts tend to be lower in the first quarter prior to the shift in production by refineries from home heating oil for the winter season to gasoline production for the summer season. Silica products and polyolefin catalysts are the product lines most sensitive to general downturns in economic activity.

     Performance Chemicals Business Segment (Specialty Construction Chemicals, Specialty Building Materials, and Sealants and Coatings). Grace's Performance Chemicals businesses include: (1) specialty construction chemicals and building materials, in which Grace is a leading supplier to the nonresidential (commercial and infrastructure) construction industry, and to a lesser extent, the residential construction and repair segment; and (2) a sealants and coatings product line operated under the Darex(R) brand.

     Construction Chemicals and Building Materials. Specialty construction chemicals (principally concrete admixtures, cement additives and additives for masonry products) improve durability and enhance the handling and application of concrete, improve the manufacturing efficiency and performance of cement, and improve the water resistance and other qualities of masonry wall and paving systems.

     Grace has introduced a number of new construction chemicals products and product enhancements in recent years. These include: an additive that improves cement processing efficiency and product quality; new polymeric fiber reinforcements for concrete that can substitute for secondary metal reinforcements; an automated system to improve the reliability and accuracy of adding fibers to concrete production; an admixture system for producing self-consolidating concrete (which improves the concrete's conformity to the shape of a structure); and a liquid pigment admixture and dispensing system for concrete. Grace seeks to continuously improve and adapt these products for different applications.

     Grace's strategy is also to extend its product portfolio and geographic reach through acquisitions. In 2003, Grace acquired the assets of Tricosal Beton-Chemie GmbH & Co. KG, which significantly expanded Grace's presence in Germany and Eastern Europe.

     Specialty building materials prevent structural water damage (for example, water- and ice-barrier products for residential use and waterproofing systems for commercial structures), and protect structural steel against collapse caused by fire. In North America, the specialty building materials product line also manufactures and distributes vermiculite products used in insulation and other applications. Recent product developments include liquid-applied waterproofing products and new roof underlayments that provide protection from ice and wind-driven rain; enhancements to spray-on fireproofing products that improve applicator productivity; and, through an acquisition in 2000, firestops. Firestops are caulk and sealant systems that retard the spread of heat, flame and smoke through walls, ceiling joints, and openings for wiring and piping. The spray-on fire protection product line recently has been adversely affected by the adoption in the U.S. of new international building codes. These codes require less fire protection materials for structural steel used in commercial buildings.

     In addition to new product introductions, product enhancements and acquisitions, Grace looks for growth opportunities in developing countries, where increases in construction activity and sophistication of construction practices can increase demand for Grace's higher-performance construction chemicals and building materials products.

     Construction chemicals and building materials are marketed under the Grace(R) brand to a broad range of customers, including cement manufacturers, ready-mix and precast concrete producers, local contractors, specialty subcontractors and applicators, masonry block manufacturers, building materials distributors and other industrial manufacturers, as well as to architects and structural engineers. For some of these customer groups (such as contractors), cost and ease of application are key factors in making purchasing decisions; for others (such as architects and structural engineers), product performance and design versatility are the critical factors.

     In view of this diversity, and because the construction chemicals and building materials businesses require intensive sales and customer service efforts, Performance Chemicals maintains a separate sales and technical support team for each of its product groups. These sales and support teams sell products under global contracts, under U.S. or regional contracts, and on a job-by-job basis. Consequently, Grace competes globally with several large construction materials suppliers and regionally and locally with numerous smaller competitors. In recent years, the cement and concrete industry has experienced some consolidation, particularly in markets outside of the U.S., thereby increasing the importance of servicing the global customers. Competition in these businesses is based largely on technical support and service, product performance, adaptability of the product and price.

     The construction business is cyclical in response to economic conditions and construction demand. The construction business is also seasonal and dependent on favorable weather conditions. Grace seeks to increase profitability and minimize the impact of cyclical downturns in regional economies by introducing technically advanced higher-performance products, expanding geographically, and developing business opportunities in renovation construction markets. Although in recent years these strategies have been successful in minimizing the impact of cyclicality on Grace's construction business, a significant downturn in North American commercial construction activity adversely affected results of operations in 2002 and the first half of 2003.

     The raw materials used by the construction chemicals and building materials product lines can be obtained from multiple sources, including commodity chemical producers, petroleum companies and paper manufacturers. In most instances, there are at least two alternative suppliers for each of the principal raw materials used by these businesses. Recent higher petroleum-based raw material costs and other supply/demand disruptions have negatively impacted the operating margins of these product lines.

     Sealants and Coatings. The Darex(R) sealants and coatings business consists primarily of four product lines: can sealants for rigid containers, sealants for metal and plastic bottle closures, coatings for metal packaging, and specialty barrier coatings for flexible packaging. These products are used to assure the quality of packaging and to preserve container contents. Can sealants ensure a hermetic seal between the lid and the body of beverage, food, aerosol and other cans. Closure sealants are used to seal pry-off and twist-off metal crowns, as well as roll-on pilfer-proof and plastic closures for glass and plastic bottles and jars used in beverage and food applications. Coatings are used in the manufacture of cans and closures to protect the metal against corrosion, to protect the contents against the influences of metal, to ensure proper adhesion of sealing compounds to metal surfaces, and to provide base coats for inks and for decorative purposes. These products are principally sold to container manufacturers. Specialty barrier coatings are used to improve the gas and/or vapor barrier performance of various packaging materials. They are principally sold to manufacturers of oriented polypropylene films for food packaging.

     Grace is seeking to expand its Darex(R) product offerings and improve sales growth by extending its technology to new markets, such as its oxygen-scavenging compounds (which absorb oxygen to increase shelf life) and high barrier materials that limit gas transmission into plastic packaging. Grace is also looking to improve sales of closure sealants for plastic bottles, and can sealants and coatings through niche opportunities in metal packaging and continued growth in developing countries. However, sales growth has been impacted, and will likely continue to be impacted in the future, by the trend toward increasing use of plastic packaging. Grace will continue to focus on improving the profitability and cash flows of this business through worldwide productivity and strategic sourcing initiatives.

     Competition is based on providing high-quality customer service at customer sites, as well as on uniform product quality and reliability, the ability to offer environmentally friendly products and price. In addition, because of the relative concentration of the canning and bottling market, maintaining relationships with leading container manufacturers, canners and bottlers, and assisting them as they re-engineer processes are key elements for success.

     Although raw materials used in the sealants and coatings business, including resins, rubber and latices, are generally available from multiple sources, many raw materials are purchased from single source suppliers. Some raw materials are also subject to pricing pressures from time to time, particularly oil-based specialty and commodity materials such as resins and solvents. Also, currency devaluations versus the U.S. dollar and Euro in developing countries may adversely affect raw material costs and the prices the business may charge for its products. The business is focused on managing raw material costs and sourcing opportunities to alleviate some of these pressures. Since Darex is a global business, the impact of seasonality is not significant.

     Performance Chemicals Financial and Other Business Information. Net sales of Grace's Performance Chemicals segment in 2003 totaled $940 million (52% in North America, 28% in Europe, 14% in Asia Pacific, and 6% in Latin America), versus $881 million in 2002 and $855 million in 2001. Sales of specialty construction chemicals accounted for 23% of Grace's total net sales in 2003, and 22% in 2002 and 2001; sales of specialty building materials accounted for 12% of Grace's total net sales in 2003, 13% in 2002, and 14% in 2001; and sales of Darex(R) products accounted for 13% of Grace's total net sales in 2003 and 2002, and 14% in 2001.

     At year-end 2003, Grace employed approximately 3,000 people at 62 Performance Chemicals production facilities. Most of Performance Chemicals' sales are direct sales to the customer. Performance Chemicals' capital expenditures tend to be relatively lower, and sales and marketing expenditures tend to be relatively higher, than those of Davison Chemicals.

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

     Research and development expenses relating to continuing operations amounted to $52 million in 2003 and 2002, and $50 million in 2001. These amounts include expenses incurred in funding external research projects. The amount of research and development expenses relating to government- and customer-sponsored projects (rather than projects sponsored by Grace) was not material.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

     Manufacturers of specialty chemicals products, including Grace, are subject to stringent regulations under numerous U.S. federal, state and local and foreign environmental, health and safety laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. Grace has expended substantial funds to comply with such laws and regulations and expects to continue to do so in the future. The following table sets forth Grace's expenditures in the past three years, and its estimated expenditures in 2004 and 2005, for (i) the operation and maintenance of environmental facilities and the disposal of wastes; (ii) capital expenditures for environmental control facilities; and (iii) site remediation:


                                (i)               (ii)              (iii)
                           Operation of
                          Facilities and         Capital            Site
                          Waste Disposal      Expenditures       Remediation
                          --------------      ------------       -----------
                                             (in $ millions)

       2001                      $33                 $4               $27
       2002                       38                  6                14
       2003                       46                  8                 7
       2004 (est.)                47                 12                38
       2005 (est.)                48                 15                 7

     The decline in site remediation costs since 2001 reflects reduced spending at non-owned sites due to Grace's Chapter 11 status. The $38 million in estimated site remediation expenditures in 2004 includes a potential $22 million payment to transfer liability with respect to a non-owned site to a third party; such payment is subject to the approval of the Bankruptcy Court. The $38 million does not include possible additional spending or reimbursement of remediation costs related to Grace's former vermiculite mining and processing activities.

     Grace continuously seeks to improve its environmental, health and safety performance. To the extent applicable, Grace extends the basic elements of the American Chemistry Council's Responsible Care(R) program to all Grace locations worldwide, embracing specific performance objectives in the key areas of product stewardship, employee health and safety, community awareness and emergency response, distribution, process safety and pollution prevention. In addition, Grace has implemented key elements of the new Responsible Care(R) Security Code for its operations and systems. It has completed a review of existing company security (including cyber-security) vulnerability, and is in the process of taking actions to enhance security systems and protect company assets.

     For additional information, see Item 3 of this Report, and Note 14 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement to this Report.

ITEM 2. PROPERTIES

     Grace operates manufacturing and other types of plants and facilities (including office and other service facilities) throughout the world. Some of these plants and facilities are shared by more than one Grace business unit. Grace owns all of its major manufacturing facilities. Substantially all of its U.S. properties are subject to security interests under Grace's debtor-in-possession borrowing facility. Grace considers its major operating properties to be in good operating condition and suitable for their current use. Grace believes that, after taking planned expansion into account, the productive capacity of its plants and other facilities is generally adequate for current operations and foreseeable growth. See Note 19 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for information regarding Grace's capital expenditures.

     Davison Chemicals operates out of 16 facilities in the following regions:

               Region                              Number of Facilities
               ------                              --------------------

               North America                              11
               Europe                                      3
               Latin America                               1
               Asia Pacific                                1

Its largest facilities are located in Baltimore, Maryland; Lake Charles, Louisiana; and Worms, Germany.

     Performance Chemicals operates out of 62 facilities in the following regions:

               Region                              Number of Facilities
               ------                              --------------------

               North America                              26
               Europe                                     12
               Latin America                               6
               Asia Pacific                               18

Its largest facilities are located in Cambridge, Massachusetts; Chicago, Illinois; Slough, England; Epernon, France; and Singapore. Because of the nature of its products, Performance Chemicals requires a greater number of facilities to service its customers than Davison. Also, these facilities are generally smaller and less capital intensive than Davison's facilities.

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

     The plaintiffs in property damage lawsuits generally seek to have the defendants pay the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. Cumulatively through April 2, 2001, 140 asbestos property damage cases were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in eight cases for a total of $86.1 million (one of which is on appeal); and 207 property damage cases were settled for a total of $696.8 million.

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

     The plaintiffs in the ZAI lawsuits assert that this product is in millions of homes throughout the U.S. and that the cost of removal could be several thousand dollars per home. Based on Grace's investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that the product was and continues to be safe for its intended purpose and poses little or no threat to human health. In July 2002, the Bankruptcy Court approved special counsel to represent the ZAI claimants, at Grace's expense, in a proceeding to determine certain threshold scientific issues regarding ZAI. The parties have completed discovery with respect to these threshold issues and have filed motions asking the Bankruptcy Court to resolve a number of important legal and factual issues regarding the ZAI claims. Grace expects the Bankruptcy Court to establish a schedule for determining the pending motions following the next status conference in May 2004. At this time, Grace is not able to assess the extent of any possible liability related to this matter.

     As part of the Chapter 11 process, the Bankruptcy Court established a bar date of March 31, 2003 for submission of asbestos-related property damage claims. (The bar date did not apply to asbestos-related bodily injury claims or claims related to ZAI.) Approximately 4,000 additional property damage claims were filed prior to the bar date. Grace has analyzed the information provided by the claimants and has attempted to assess the validity and potential liability related to these claims. Approximately 170 claims failed to provide sufficient information to permit an evaluation. With respect to the remainder of such claims, based on its experience in valuing property damage claims, Grace estimates the cost to resolve such claims to be $30 million. This estimate is subject to change based on the receipt of additional information or other developments in the Chapter 11 proceeding.

     Cumulatively through April 2, 2001, 16,354 bodily injury lawsuits involving 35,720 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and 55,489 lawsuits involving 163,698 claims were disposed of for a total of $645.6 million.

     Based on Grace's experience and analysis of trends in asbestos bodily injury litigation, Grace has endeavored to project the number and ultimate cost of all present and future bodily injury claims expected to be asserted, based on actuarial principles, and to measure probable and estimable liabilities under generally accepted accounting principles. Grace has accrued $992 million at December 31, 2003 as its estimate of the cost to resolve all asbestos-related bodily injury cases and claims pending as well as those expected to be filed in the future, and all pending property damage cases (including the additional claims filed prior to the bar date described above) for which sufficient information is available to form a reasonable estimate of the cost of resolution. This estimate has been made based on historical facts and circumstances prior to April 2, 2001. Grace does not expect to adjust this estimate (other than for normal costs of continuing claims administration) unless developments in the Chapter 11 proceeding provide a reasonable basis for a revised estimate. Grace intends to use the Chapter 11 process to determine the validity and ultimate amount of its aggregate liability for asbestos-related claims. Due to the uncertainties of asbestos-related litigation and the Chapter 11 process, Grace's ultimate liability could differ materially from the recorded liability.

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

     Pursuant to settlements with primary-level and excess-level insurance carriers with respect to asbestos-related claims, Grace received payments totaling $1.054 billion prior to 2001, as well as payments totaling $78.8 million in 2001, $10.8 million in 2002, and $13.2 million in 2003. Under certain settlements, Grace expects to receive additional amounts from insurance carriers in the future and has recorded a receivable of $269.4 million to reflect the amounts expected to be recovered in the future, based on projected payments equal to the amount of the recorded asbestos-related liability.

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

     Environmental Proceedings. Libby, Montana and Vermiculite-Related Remediation From the 1920's until 1990, Grace and previous owners conducted vermiculite mining and related activities near Libby, Montana. The vermiculite ore that was mined contained varying amounts of asbestos as an impurity, almost all of which was removed during processing. Expanded vermiculite from Libby was used in products such as fireproofing, insulation and potting soil. In November 1999, Region 8 of the U.S. Environmental Protection Agency ("EPA") began an investigation into alleged excessive levels of asbestos-related disease in the Libby population related to these former mining activities. This investigation led the EPA to undertake additional investigative activity and to carry out response actions in and around Libby. On March 30, 2001, the EPA filed a lawsuit in U.S. District Court for the District of Montana, Missoula Division (United States v. W. R. Grace & Company et al.) under the Comprehensive Environmental Response, Compensation and Liability Act for the recovery of costs allegedly incurred by the United States in response to the release or threatened release of asbestos in the Libby, Montana area relating to such former mining activities. These costs include cleaning and/or demolition of alleged contaminated buildings, the excavation and removal of alleged contaminated soil, health screening of Libby residents and former mine workers, and investigation and monitoring costs. In this action, the EPA also sought a declaration of Grace's liability that would be binding in future actions to recover further response costs.

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

     In October 2000, a purported class action lawsuit was filed in the U.S. District Court for Minnesota, 4th Division (Chase v. W. R. Grace & Co.-Conn.) alleging loss of property values of residents in the vicinity of a former Grace plant in Minneapolis, which processed vermiculite from the Libby mine. This case has been stayed as a result of Grace's Chapter 11 filing. The EPA has commenced and is continuing a program for removing suspected vermiculite processing by-products from the yards and driveways of houses near the former plant. The EPA has reviewed 1,648 residential properties and targeted 269 for cleanup. Of the 269 properties, the EPA has taken action at 252, and has not obtained access to the remaining 17. As of December 31, 2003, the EPA had spent $3.4 million on residential cleanup actions. While Grace has not completed its investigation of the claims in Chase, Grace has no reason to believe that it will incur material liability in addition to the amount of the EPA's remediation costs. The EPA also has remediated industrial property in the area, including the former vermiculite expanding plant, at a cost of $650,000. The EPA has submitted a claim for $7.9 million for the past and projected future costs (including indirect costs) of remediation of the residential and industrial properties at or around the former plant site.

     The EPA also has compiled for investigation a list of 245 facilities that at one time used, stored, or processed concentrate that originated from the Libby vermiculite mine. Included in this list are 50 vermiculite expansion plants currently or formerly operated by Grace. The EPA has listed 17 of these 50 sites as requiring additional action. Grace has conducted corrective actions or investigations at six of these sites. The EPA has filed claims for 10 of these sites (exclusive of Libby, Montana) in the amount of $16 million. In addition, another governmental agency has commenced a separate investigation at 28 of the 245 facilities, 22 of which are currently or were formerly operated by Grace. Grace does not have sufficient information to determine whether this separate investigation is likely to result in any additional liability.

     As a result of the ruling by the District Court in Montana, and Grace's evaluation of probable remediation costs at vermiculite processing sites, Grace estimates its total liability for vermiculite-related remediation at $181 million. Grace's estimate of expected costs is based on public comments regarding the EPA's spending plans, discussions of spending forecasts with EPA representatives, and analysis of other information made available from the EPA. However, the EPA's cost estimates have changed regularly and increased substantially over the course of its cleanup. Consequently, Grace's estimate may change materially as more information becomes available. Any such additional information could have a material effect on Grace's liability for this matter and on its Consolidated Financial Statements. Any payments to the EPA would be subject to the outcome of the Chapter 11 proceedings.

     Libby Private Property Owners' Lawsuit. In February 2000, a purported class action lawsuit was filed in the U.S. District Court for Montana, Missoula Division (Tennison, et al. v. W. R. Grace & Co., et al.) against Grace on behalf of all owners of improved private real property situated within 12 miles of Libby, Montana. The action alleges that the class members have suffered harm in the form of environmental contamination and loss of property rights resulting from Grace's former vermiculite mining and processing operations. The complaint seeks remediation, property damages and punitive damages. This case has been stayed as a result of Grace's Chapter 11 filing. However, as described above, the EPA has been conducting remediation activities in and around Libby, which includes the remediation of private real property. While Grace has not completed its investigation of the claims in Tennison, Grace has no reason to believe that it will incur material liability in addition to the amount of the EPA's recoverable costs for cleanup activities around Libby.

     Proceedings in which Grace is a Potentially Responsible Party. Grace (together, in most cases, with many other companies) has been designated a "potentially responsible party" ("PRP") by the EPA with respect to paying the costs of investigating and remediating pollution at various sites. At year-end 2003, proceedings were pending with respect to approximately 30 sites as to which Grace has been designated a PRP by the EPA. U.S. law provides that all PRPs for a site may be held jointly and severally liable for the costs of investigating and remediating the site. Grace is also conducting investigatory and remediation activities at sites under the jurisdiction of state and/or local authorities. During the Chapter 11 proceeding, Grace does not expect to participate (except in a limited number of special cases) in the joint funding of investigation and remediation at non-owned sites where it is a PRP. Grace's expected liability with respect to these sites is included in an aggregate $151 million liability for environmental remediation (excluding liability related to Grace's former vermiculite mining and processing activities as described above); however, Grace's ultimate liability with respect to many of such sites will be determined as part of its Chapter 11 proceeding.

     Other Proceedings. Grace is also a party to additional proceedings involving U.S. federal, state and/or local government agencies and private parties regarding Grace's compliance with environmental laws and regulations. These proceedings are not expected to result in significant sanctions or in any material liability. However, Grace may incur material liability in connection with future actions of governmental agencies or private parties relating to past or future practices of Grace with respect to the generation, storage, handling, discharge, disposition or stewardship of hazardous wastes and other materials.

     Determination of Other Environmental Liabilities. Based on its analysis of environmental-related claims submitted prior to the March 31, 2003 bar date and other available information, Grace increased its aggregate estimated liability for environmental remediation, other than remediation related to its former vermiculite mining and processing operations (discussed above), by $20 million in the fourth quarter of 2003 to an estimated aggregate liability of $151 million. These environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. These liabilities are evaluated quarterly, based on currently available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, existing technology, prior experience in contaminated site remediation and the apportionment of costs among potentially responsible parties. The estimated aggregate liability could change materially as additional information becomes available or circumstances change. Grace does not have sufficient information to determine how the funding of environmental remediation activities will be affected by the Chapter 11 proceedings.

     Environmental Insurance Litigation. Grace is a party to three pending environmental insurance coverage actions. The first is styled Maryland Casualty Co. v. W. R. Grace & Co. (filed in 1988). This litigation involves Grace's coverage claims against a primary-level carrier, Continental Casualty Company, for environmental property damage. In 2001, Grace appealed certain rulings by the U.S. District Court for the Southern District of New York. In June 2003, the U.S. District Court of Appeals for the Second Circuit affirmed certain rulings dismissing Grace's claims for coverage of defense costs under certain policy years, but vacated the District Court's ruling dismissing coverage for defense costs under the last policy year at issue. The case was remanded to the District Court for further proceedings. A trial on the remaining issues has been scheduled for the fourth quarter of 2004. The second case, entitled Uniguard v.
W. R. Grace, was filed in 1997 in the U.S. District Court for the Southern District of New York. This declaratory judgment action seeks a determination concerning the liability of one excess carrier for bodily injury claims as a result of environmental contamination. This case has been stayed as a result of Grace's Chapter 11 filing. In June 2000, a separate lawsuit was filed in the U.S. District Court for the Southern District of New York against Grace by one of its former primary insurance carriers seeking coverage determinations regarding 45 claims (Continental Casualty Company v. W.
R. Grace & Co. and W. R. Grace & Co.-Conn.). Most of these claims involve alleged environmental property damage at sites once owned and operated by Grace or at waste sites that allegedly received waste materials from plants operated by Grace, including Grace's claims for coverage regarding certain claims involving its former vermiculite mining and processing operations. This case has been stayed as a result of Grace's Chapter 11 filing. The outcome of these cases, as well as the amounts of any recoveries that Grace may receive in connection therewith, is presently uncertain.

     For further information, see "Environmental, Health and Safety Matters" under Item 1 above, Note 14 to Grace's Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement.

     Litigation Related to Former Packaging and Medical Care Businesses. In September 2000, Grace was named in a purported class action suit filed in California Superior Court for the County of San Francisco alleging that the 1996 reorganization involving a predecessor of Grace and Fresenius Medical Care Holdings, Inc. and the 1998 reorganization involving a predecessor of Grace and Sealed Air Corporation were fraudulent transfers (Abner, et al., v. W. R. Grace & Co., et al.). The suit is alleged to have been brought on behalf of all individuals who then had lawsuits on file asserting personal injury or wrongful death claims against any of the defendants. Since Abner, and prior to the Chapter 11 filing, two other similar class actions were filed. These lawsuits have been stayed as a result of Grace's Chapter 11 filing.

     The Bankruptcy Court authorized the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants to proceed with claims against Sealed Air and Fresenius on behalf of Grace's estate. On November 29, 2002, Sealed Air and Fresenius each announced that they had reached agreements in principle with such Committees to settle asbestos and fraudulent conveyance claims related to such transactions. Under the terms of the Fresenius settlement, as subsequently revised and subject to certain conditions, Fresenius would contribute $115.0 million to the Grace estate as directed by the Bankruptcy Court upon confirmation of Grace's plan of reorganization. In July 2003, the Fresenius settlement was approved by the Bankruptcy Court. Under the terms of the proposed Sealed Air settlement, Sealed Air would make a payment of $512.5 million (plus interest at 5.5% per annum, commencing on December 21, 2002) and nine million shares of Sealed Air common stock, valued at $487 million as of December 31, 2003, as directed by the Bankruptcy Court upon confirmation of Grace's plan of reorganization. The Sealed Air settlement has not been agreed to by Grace and remains subject to the approval of the Bankruptcy Court and the fulfillment of specified conditions. Upon the effectiveness of these settlements the Abner and all similar actions will be dismissed. Grace is unable to predict how these settlements may ultimately affect its plan of reorganization.

     Tax Claims. Grace has received the examination report from the Internal Revenue Service (the "IRS") for tax periods 1993 through 1996 asserting, in the aggregate, approximately $114.0 million of proposed tax adjustments, including accrued interest. The most significant contested issue addressed in such report concerns corporate-owned life insurance ("COLI") policies and is discussed below. Other proposed IRS tax adjustments include Grace's tax position regarding research and development credits, the reporting of certain divestitures and other miscellaneous proposed adjustments. The tax audit for the 1993 through 1996 tax period was under the jurisdiction of the IRS Office of Appeals ("IRS Appeals"), where Grace filed a protest. IRS Appeals has returned the audit to the examination team for further review of the proposed adjustments as well as several affirmative tax claims raised by Grace. Grace's federal tax returns covering periods 1997 and forward are either under examination by the IRS or open for future examination. In addition, Grace will be required to report the additional taxable income (and the related accrued interest) resulting from IRS adjustments to state and local tax jurisdictions upon resolution of the Federal tax audit. Grace believes that the impact of probable tax return adjustments are adequately recognized as liabilities at December 31, 2003. Any cash payment would be subject to Grace's Chapter 11 proceedings.

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

     The IRS has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1995 against a Grace subsidiary that formerly operated a temporary staffing business for nurses and other health care personnel. The assessments, aggregating $21.8 million, were made in connection with a meal and incidental expense per diem plan for traveling health care personnel, which was in effect through 1999, the year in which Grace sold the business. The IRS contends that certain per diem reimbursements should have been treated as wages subject to employment taxes and federal income tax withholding. Grace contends that its per diem and expense allowance plans were in accordance with statutory and regulatory requirements, as well as other published guidance from the IRS. The IRS has issued additional assessments aggregating $40.1 million for the 1996 through 1998 tax periods. The statute of limitations has expired with respect to the 1999 tax year. Grace has a right to indemnification for approximately 36% of any tax liability (including interest thereon) for the period from July 1996 through December 1998 from its former partner in the business. The matter is currently pending in the United States Court of Claims. Grace is currently in discussions with the Department of Justice concerning possible settlement options.

     Other Claims Received Prior to the Bar Date. The Bankruptcy Court established a bar date of March 31, 2003 for claims of general unsecured creditors, asbestos-related property damage claims and medical monitoring claims related to asbestos. The bar date did not apply to asbestos-related bodily injury claims or claims related to ZAI, which will be dealt with separately. Approximately 15,000 proofs of claim were filed by the bar date. Of these claims, approximately 10,000 were non-asbestos related, approximately 4,000 were for asbestos-related property damage (discussed above), and approximately 1,000 were for medical monitoring. In addition, approximately 400 proofs of claim have been filed after the bar date.

     The medical monitoring claims were made by individuals due to alleged exposure to asbestos through Grace's products or operations. These claims, if sustained, would require Grace to fund ongoing health monitoring costs for qualified claimants. Based on the number and expected value of such claims, Grace does not believe such claims will have a material effect on its Consolidated Financial Statements.

     Approximately 7,000 of the 10,000 non-asbestos related claims involve claims by employees or former employees for future retirement benefits such as pension and retiree medical coverage. Grace views certain of these claims as contingent and does not plan to address them until a later date in the Chapter 11 proceeding. In addition to claims for environmental remediation or indemnification (discussed above), the remaining non-asbestos related claims include claims for payment for goods and services; taxes; product warranties; principal plus interest under pre-petition credit facilities; amounts due under leases; leases and other executory contracts rejected in the Bankruptcy Court; indemnification or contribution from actual or potential co-defendants in asbestos-related and other litigation; pending non-asbestos related litigation; and non-asbestos related personal injury.

     Grace's initial analysis indicated that many claims are duplicates, represent the same claim filed against more than one of the debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of December 31, 2003, Grace had filed with the Bankruptcy Court approximately 1,100 objections with respect to such claims, most of which were non-substantive (duplicates, no supporting documentation, late filed claims, etc.). As of December 31, 2003, orders had been entered expunging 890 claims, and 177 of the objections had been withdrawn on the basis of responses received from the claimants. Grace expects to file a substantial number of additional objections, most of which will be substantive, as analysis and evaluation of the claims progresses.

     At this time, Grace believes that its recorded liabilities are sufficient to cover the remaining types of claims. However, because of the uncertainties of the Chapter 11 and litigation process, the in-progress state of Grace's investigation of submitted claims, and the lack of documentation submitted in support of many claims, the amounts required to satisfy all such claims may exceed such recorded liabilities. As claims are resolved, Grace will make adjustments to the liabilities recorded on its financial statements as appropriate. Any such adjustments could be material to its consolidated financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     This Item is inapplicable, as no matters were submitted to a vote of the Company's security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Except as provided below, the information called for by this Item appears in the Financial Supplement under the heading "Financial Summary" opposite the caption "Other Statistics - Common shareholders of record" (page F-35); under the heading "Quarterly Summary and Statistical Information - Unaudited" opposite the caption "Market price of common stock" (page F-34); and in Note 15 to the Consolidated Financial Statements (page F-27).

     On March 31, 1998, the Company paid a dividend of one Preferred Stock Purchase Right ("Right") on each share of the Company's Common Stock. Subject to prior redemption by the Company for $.01 per Right, Rights will become exercisable on the earlier of (a) 10 days after a person or group ("Acquiring Person") has acquired beneficial ownership of 20% or more of the outstanding Common Stock or (b) 10 business days (or a later date fixed by the Company's Board of Directors) after an Acquiring Person commences (or announces the intention to commence) a tender offer or exchange offer for beneficial ownership of 20% or more of the Common Stock. Until such events occur, the Rights will automatically trade with the Common Stock, and separate certificates for the Rights will not be distributed. The Rights do not have voting or dividend rights.

     Generally, each Right not owned by an Acquiring Person (i) will initially entitle the holder to buy from the Company one hundredth of a share of the Company's Junior Participating Preferred Stock ("Junior Preferred Stock"), for $100, subject to adjustment ("exercise price"); (ii) will entitle such holder to receive upon exercise, in lieu of shares of Junior Preferred Stock, that number of shares of Common Stock having a market value of two times the exercise price of the Right; and (iii) may be exchanged by the Company for one share of Common Stock or one hundredth of a share of Junior Preferred Stock, subject to adjustment. Generally, if there is an Acquiring Person and the Company is acquired, each Right not owned by an Acquiring Person will entitle the holder to buy a number of shares of common stock of the acquiring company having a market value equal to twice the exercise price of the Right.

     Each share of Junior Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share but will be entitled to an aggregate dividend equal to 100 times the dividend declared per share of Common Stock whenever such dividend is declared. In the event of liquidation, holders of Junior Preferred Stock will be entitled to a minimum preferential liquidation payment of $100 per share but will be entitled to an aggregate payment equal to 100 times the payment made per share of Common Stock. Each share of Junior Preferred Stock will have 100 votes, voting together with the Common Stock. Finally, in the event of any business combination, each share of Junior Preferred Stock will be entitled to receive an amount equal to 100 times the amount received per share of Common Stock. These rights are protected by customary antidilution provisions.

     The terms of the Rights may be amended by the Company's Board of Directors without the consent of the holders of the Rights. The Rights are currently scheduled to expire on March 31, 2008. As a result of Grace's Chapter 11 filing, the rights could be modified in a plan of reorganization.

     This summary of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which was filed as Exhibit
4.1 to the Company's Form 8-K filed on April 8, 1998.

ITEM 6. SELECTED FINANCIAL DATA

     The information called for by this Item appears under the heading "Financial Summary" (page F-35 of the Financial Supplement) and in Notes 1, 2, 3, 4, 10, 13 and 14 to the Consolidated Financial Statements (pages F-10 through F-20, and F-22 through F-27 of the Financial Supplement), which is incorporated herein by reference. In addition, Exhibit 12 to this Report (page F-50) of the Financial Supplement) contains the ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends for Grace for the years 1999-2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information called for by this Item appears on pages F-36 to F-48 of the Financial Supplement, which is incorporated herein by reference.

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

ITEM 9A. CONTROLS AND PROCEDURES

     The information called for by this Item appears under the heading "Report on Internal Controls and Procedures" on page F-51 of the Financial Supplement, which is incorporated herein by reference.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's current directors and executive officers are listed below. The Company's Certificate of Incorporation provides for the division of the Board of Directors into three classes, each to serve for a three-year term or until their respective successors are elected. In view of the Chapter 11 filing, the directors are expected to continue to serve beyond the expiration of their respective current terms. Executive officers are elected to serve until the next annual meeting of the Company's Board of Directors or until their respective successors are elected. Each of the directors, other than the Chief Executive Officer, meets the independence standards of the New York Stock Exchange.


    Name and Age                 Office                        First Elected
    ------------                 ------                        -------------

John F. Akers (69)          Class II Director                    05/09/97

H. Furlong Baldwin (72)     Class I Director                     01/16/02

Ronald C. Cambre (65)       Class III Director                   09/01/98

Marye Anne Fox (56)         Class I Director                     05/10/96

John J. Murphy (72)         Class II Director                    05/09/97

Paul J. Norris (56)         Class III Director (Chairman)        01/01/99
                            Chief Executive Officer              11/01/98

    Name and Age                 Office                            First Elected
    ------------                 ------                            -------------

Thomas A. Vanderslice (72)  Class I Director and Lead Director        05/10/96

Robert J. Bettacchi (61)    Senior Vice President                     04/01/97

William M. Corcoran (54)    Vice President                            05/11/99

Alfred E. Festa (44)        President and Chief Operating Officer     11/17/03

W. Brian McGowan (54)       Senior Vice President                    12/06/90*

David B. Siegel (54)        Senior Vice President, General Counsel   09/01/98*
                            and Chief Restructuring Officer

Robert M. Tarola (53)       Senior Vice President and Chief          05/11/99
                            Financial Officer

*  Designated an Executive Officer on July 9, 1998

     Mr. Akers served as Chairman of the Board and Chief Executive Officer of International Business Machines Corporation from 1985 until his retirement in 1993. He is also a director of Hallmark Cards, Inc., Lehman Brothers Holdings, Inc., The New York Times Company and PepsiCo, Inc.

     Mr. Baldwin served as a director of Mercantile Bankshares Corporation from 1970 to 2003, and as Chairman of the Board from 1984 to 2003. From 1976 to 2001 he served as President and Chief Executive Officer. Mr. Baldwin is a Co-Chairman of NASDAQ Stock Market, Inc., and also a director of Platinum Underwriters Holdings, Ltd. and Allegheny Energy Inc.

     Mr. Cambre is retired Chairman of the Board and CEO of Newmont Mining Corporation. He joined Newmont as Vice Chairman and CEO in 1993 and retired as CEO in 2000 and as Chairman in 2001. He is also a director of Cleveland-Cliffs Inc., McDermott International, Inc. and Inco Limited.

     Dr. Fox is Chancellor of North Carolina State University and University Distinguished Professor of Chemistry at that institution. She is also a director of Boston Scientific Corporation, Red Hat, Inc. and Pharmaceutical Product Development, Inc.

     Mr. Murphy served as Chairman of the Board of Dresser Industries, Inc., a supplier of products and technical services to the energy industry, until 1996. From 1997 to 2000, he was a Managing Director of SMG Management L.L.C., a privately owned investment group. Mr. Murphy is also a director of CARBO Ceramics, Inc. and ShawCor Ltd.

     Mr. Norris has been actively engaged in Grace's business for the past five years. He is also a director of Borden Chemical, Inc. In addition, he performs advisory services for Kolberg, Kravis Roberts & Co., the principal shareholder of Borden.

     Mr. Vanderslice served as Chairman and Chief Executive Officer of M/A-COM, Inc., a designer and manufacturer of radio frequency and microwave components, devices and subsystems for commercial and defense applications, from 1989 until his retirement in 1995. He is also a director of ChevronTexaco Corporation. As lead director of Grace's Board, he presides at all executive sessions.

     Messrs. Bettacchi, McGowan and Siegel have been actively engaged in Grace's business for the past five years.

     Mr. Corcoran previously served as Vice President of Business and Regulatory Affairs for AlliedSignal Incorporated's (now Honeywell International Inc.) specialty chemicals business from 1997 until he joined Grace.

     Mr. Festa joined Grace from Morganthaler Private Equity Partners, a venture capital and buyout firm, where he was a partner. From 2000 to 2002, he was with ICG Commerce, Inc., a private company providing on-line procurement services, where he last served as President and Chief Executive Officer. For two years prior to that, he served as Vice President and General Manager of AlliedSignal's performance fibers business.

     Mr. Tarola joined Grace from MedStar Health, Inc., where he had served as Senior Vice President and Chief Financial Officer from 1998 until May 1999. He previously served in a similar capacity with Helix Health, Inc. for two years. From 1974 until 1996, Mr. Tarola was an employee and partner of Price Waterhouse LLP.

     Audit Committee. The Company has a standing Audit Committee established in accordance with SEC rules. The Committee members are John F. Akers, H. Furlong Baldwin, Ronald C. Cambre, Marye Anne Fox, John J. Murphy, and Thomas A. Vanderslice, each of whom meet the independence standards of the SEC and New York Stock Exchange. The Board of Directors of the Company has determined that all Committee members are audit committee financial experts as defined by SEC regulations.

     Compliance with Section 16(a) of the Securities Exchange Act. Under Section 16 of the Securities Exchange Act of 1934, the Company's directors, certain of its officers, and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the SEC and the New York Stock Exchange concerning their ownership of and transactions in Common Stock or other securities of the Company; such persons are also required to furnish the Company with copies of such reports. Based upon the reports and related information furnished to the Company, the Company believes that all such filing requirements were complied with in a timely manner during and with respect to 2003, except that Mr. Tarola filed a Form 4 Report on March 5, 2003 that was due on February 12, 2003. This transaction involved an inadvertent transfer of 50 shares of Grace common stock (having a value of $130.50) in connection with a rebalancing of Mr. Tarola's 401(k) savings plan portfolio.

     Code of Ethics for Principal Officers. The Board of Directors of the Company and its Audit Committee have adopted revised Business Ethics and Conflicts of Interest policies, which apply to all of the Company's directors, officers, and employees, including the Company's principal officers. These policies are accessible through the Company's Internet website, www.grace.com under the "Corporate Governance" heading, and are available in hard copy upon request. The Company granted no waivers to these policies during 2003. Any amendments or waivers to these policies affecting any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions for the Company will be promptly posted on the website.

ITEM 11. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following Summary Compensation Table contains information concerning the compensation of (a) Paul J. Norris, Chief Executive Officer; and (b) the other four most highly compensated executive officers of Grace who were serving as such at year-end 2003. Certain information has been omitted from the Summary Compensation Table because it is not applicable or because it is not required under the rules of the SEC.

                                                  Annual Compensation              Long-Term Compensation
                                     ---------------------------------------  ----------------------------------
                                                                                   Awards          Payouts
                                                                              ----------------  ----------------
                                                                                No. of Shares
                                                                  Other           Underlying
     Name and Principal                                           Annual           Options           LTIP             All Other
          Position             Year     Salary      Bonus      Compensation        Granted          Payouts       Compensation (a)
          --------             ----     ------      -----      ------------        -------          -------       ----------------
P. J. Norris                   2003  $1,000,000  $1,000,000            ---             ---                ---         $1,349,800
Chairman and Chief Executive   2002     958,333   1,010,000            ---             ---                ---            587,808
Officer                        2001     887,500     936,250            ---         121,000                ---          1,457,298

R. J. Bettacchi                2003     370,667     300,000            ---             ---                ---            279,663
Senior Vice President          2002     358,000     265,000            ---             ---                ---             30,597
                               2001     345,340     275,000            ---          35,000                ---            366,346

W. M. Corcoran                 2003     287,667     155,000            ---             ---                ---            213,143
Vice President                 2002     277,667     155,000            ---             ---                ---             33,463
                               2001     267,333     150,000            ---          12,300                ---            283,428

D. B. Siegel                   2003     421,333     250,000            ---             ---                ---            338,497
Senior Vice President and      2002     408,000     265,000            ---             ---                ---            244,448
General Counsel                2001     370,000     240,000            ---          21,800                ---            627,915

R. M. Tarola                   2003     398,667     245,000            ---            ----                ---            298,163
Senior Vice President and      2002     388,000     250,000            ---            ----                ---             33,147
Chief Financial Officer        2001     374,500     250,000            ---          27,900                ---            374,277

(a)  The amounts in this column for 2003 consist of the following:

     (i) retention payments made as follows: Mr. Norris -- $1,235,000; Mr. Bettacchi -- $240,933; Mr. Corcoran -- $186,983; Mr. Siegel -- $273,867; and Mr. Tarola -- $259,133; See "Retention Agreements" for a description of the retention arrangements entered into with the executive officers, and "Employment Agreements" for a description of Mr. Norris's retention arrangements;

     (ii) payments made to persons whose personal and/or Company contributions to Grace's Salaried Employees Savings and Investment Plan ("Savings Plan") would be subject to limitations under federal income tax law, as follows: Mr. Norris -- $101,550; Mr. Bettacchi -- $25,980; Mr. Corcoran -- $13,660; Mr. Siegel -- $26,880; and Mr. Tarola -- $26,280;

     (iii) Company contributions to the Savings Plan, as follows: Mr. Norris -- $12,000; Mr. Bettacchi -- $12,000; Mr. Corcoran -- $12,000;
               Mr. Siegel -- $12,000; and Mr. Tarola -- $12,000;

     (iv) the value of Company-provided personal liability insurance, as follows: Mr. Norris -- $1,250; Mr. Bettacchi -- $750; Mr. Corcoran -- $500; Mr. Siegel -- $750; and Mr. Tarola -- $750; and

     (v) for Mr. Siegel, $25,000 of forgiveness of indebtedness income under the terms of a relocation loan made in April 2002, the balance of which was $32,300 as of December 31, 2003.

     Stock Options. Grace granted no stock options during 2003, and no previously granted options were exercised by the named individuals during 2003. The following table sets forth the value of unexercised "in-the-money" options held at December 31, 2003 (the difference between the aggregate purchase price of all such options held and the market value of the shares covered by such options at December 31, 2003).

                               No. of Shares Underlying Unexercised      Value of Unexercised In-the-Money
                                        Options at 12/31/03                     Options at 12/31/03
 Name                                Exercisable/Unexercisable               Exercisable/Unexercisable
                              ---------------------------------------  ----------------------------------------
P. J. Norris ...........               1,124,692 / 40,334                        $18,553 / $9,277

R. J. Bettacchi ........                 533,938 / 11,667                         $5,367 / $2,683

W. M. Corcoran .........                  80,700 / 4,100                          $1,886 / $943

D. B. Siegel ...........                 372,728 / 7,267                          $3,343 / $1,671

R. M. Tarola ...........                 193,600 / 9,300                          $4,278 / $2,139

     Long-Term Incentive Program. The Company's long-term incentive plans generally are designed to provide key employees with long-term incentives having a value at the 60th percentile of long-term incentives offered by specialty chemical companies of comparable size to Grace. In 2001, the Company's Board of Directors approved a Long-Term Incentive Plan for key employees ("2001 LTIP") for the 2001-2003 period. For each key employee, the targeted value of the 2001 LTIP award was split so that 50% of the value of the award was provided in the form of a stock option grant, and 50% was in the form of cash compensation, payable if the Company achieves certain pretax earnings targets over a three calendar year period. No payments will be made under the cash compensation portion of the 2001 LTIP.

     In 2002, the Board and the Bankruptcy Court approved the 2002 LTIP for the 2002-2004 period. The 2002 LTIP operates in substantially the same manner as the 2001 LTIP, except that the targeted value of the 2002 LTIP award is payable 100% in cash, and the pretax earnings targets have been revised. If a key employee becomes entitled to cash compensation under the 2002 LTIP, then such compensation will generally be paid in two installments: one in the first quarter of 2004 (which will be a partial payment based on performance for the first two years of the applicable three-year period), and the other in the first quarter of 2005 (which will consider performance for the complete three-year period and will be offset by the amount of the prior installment). Generally, a key employee will forfeit his or her rights to receive an installment of cash compensation if, prior to the payment of the installment, the employee either voluntarily resigns from the Company or is terminated by the Company for cause.

     In 2003, the Board and the Bankruptcy Court approved the 2003 LTIP for the 2003-2005 period. The 2003 LTIP operates in substantially the same manner as the 2002 LTIP, with revised pretax earnings targets. The following table sets forth threshold, targeted and maximum awards under the 2003 LTIP:


                                                                                  Estimated Future Payouts
                                             Performance or Other               Under Non-Stock Price-Based
                  No. of Shares, Units       Period Until Maturation                        Plans
   Name             Or Other Rights          or Payout                   Threshold(a)        Target         Maximum
   ----             ---------------          ---------                   ------------        ------         -------
P. J. Norris         $1,452,000              2003-2005                   $0 or $24,248    $1,452,000     $2,904,000
R. J. Bettacchi         420,000              2003-2005                   $0 or $ 7,014       420,000        840,000
W. M. Corcoran          150,000              2003-2005                   $0 or $ 2,505       150,000        300,000
D. B. Siegel            335,000              2003-2005                   $0 or $ 5,595       335,000        670,000
R. M. Tarola            335,000              2003-2005                   $0 or $ 5,595       335,000        670,000

(a) No payment will be made unless the minimum targeted level of pretax earnings is achieved.

     Pension Arrangements. Full-time salaried employees who are 21 or older and who have one or more years of service are eligible to participate in the Retirement Plan for Salaried Employees. Under this basic retirement plan, pension benefits are based upon (a) the employee's average annual compensation for the 60 consecutive months in which his or her compensation is highest during the last 180 months of continuous participation, and (b) the number of years of the employee's credited service. For purposes of this basic retirement plan, compensation generally includes nondeferred base salary and annual incentive compensation (bonus) awards; however, for 2003, federal income tax law limited to $200,000 the annual compensation on which benefits under this plan may be based.

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

     The following table shows the annual pensions payable under the basic and supplemental plans for different levels of compensation and years of credited service. The amounts shown have been computed on the assumption that the employee retired at age 65 on January 1, 2003, with benefits payable on a straight life annuity basis. Such amounts are subject to (but do not reflect) an offset of 1.25% of an estimate of the employee's primary Social Security benefit at retirement age for each year of credited service under the basic and supplemental plans.


 Highest Average                                 Years of Credited Service
      Annual        ----------------------------------------------------------------------------------
   Compensation       10 Years      15 Years        20 Years      25 Years     30 Years     35 Years
------------------  ------------  ------------  ------------  ------------  ------------  ------------
      $100,000        $15,000       $22,500         $30,000       $37,500      $45,000      $52,500
       200,000         30,000        45,000          60,000        75,000       90,000      105,000
       300,000         45,000        67,500          90,000       112,500      135,000      157,500
       400,000         60,000        90,000         120,000       150,000      180,000      210,000
       500,000         75,000       112,500         150,000       187,500      225,000      262,500
       600,000         90,000       135,000         180,000       225,000      270,000      315,000
       700,000        105,000       157,500         210,000       262,500      315,000      367,500
       800,000        120,000       180,000         240,000       300,000      360,000      420,000
       900,000        135,000       202,500         270,000       337,500      405,000      472,500
     1,000,000        150,000       225,000         300,000       375,000      450,000      525,000
     1,100,000        165,000       247,500         330,000       412,500      495,000      577,500
     1,200,000        180,000       270,000         360,000       450,000      540,000      630,000
     1,300,000        195,000       292,500         390,000       487,500      585,000      682,500
     1,400,000        210,000       315,000         420,000       525,000      630,000      735,000
     1,500,000        225,000       337,500         450,000       562,500      675,000      787,500
     1,600,000        240,000       360,000         480,000       600,000      720,000      840,000
     1,700,000        255,000       382,500         510,000       637,500      765,000      892,500
     1,800,000        270,000       405,000         540,000       675,000      810,000      945,000
     1,900,000        285,000       427,500         570,000       712,500      855,000      997,500
     2,000,000        300,000       450,000         600,000       750,000      900,000    1,050,000
     2,100,000        315,000       472,500         630,000       787,500      945,000    1,102,500
     2,200,000        330,000       495,000         660,000       825,000      990,000    1,155,000

     At December 31, 2003, Messrs. Norris, Bettacchi, Corcoran, Siegel and Tarola had 11.83, 32, 4.56, 26.75 and 4.56 years of credited service, respectively, under the basic and supplemental retirement plans. (Mr. Norris' years of credited service include his eligible service with Grace from 1975 to 1981.) For purposes of those plans, the 2003 compensation of such executive officers was as follows: Mr. Norris -- $2,010,000; Mr. Bettacchi -- $635,667; Mr. Corcoran -- $442,667; Mr. Siegel -- $686,333; and Mr. Tarola -- $648,667.
Messrs. Norris, Corcoran and Tarola are entitled to additional pension benefits under their employment agreements (see "Employment Agreements").

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

     Under the 1998 Agreement, during his post-2002 employment term, Mr. Norris will continue to be entitled to an annual base salary of not less than $875,000. In addition, he will continue to participate in Grace's annual incentive compensation program, under which his targeted award will be at least 75% of his annual base salary. (As of January 1, 2004, Mr. Norris' annual base salary is $1,000,000 and his targeted percentage for his annual incentive compensation award is 125%.)

     Under the terms of the Letter Agreement, on December 31, 2003, Mr. Norris received a $1,235,000 retention bonus for services performed during 2003. Mr. Norris is eligible to receive, on December 31, 2004, an additional retention bonus of $1,235,000 for services performed during 2004. Pursuant to a separate agreement, Mr. Norris has agreed that 50% of such amount will be paid on December 31, 2004, and the remaining 50% will be subject to the achievement of specified earnings targets for 2004 and, to the extent achieved, will be paid in the first quarter of 2005. Mr. Norris will not receive a 2004 retention bonus if, prior to December 31, 2004, he is terminated by Grace for cause. In addition, Mr. Norris will not receive a 2004 retention bonus, if prior to December 31, 2004, he resigns his employment with Grace, unless such resignation is on the basis of constructive discharge. If Mr. Norris' employment is terminated on the basis of constructive discharge (or as a result of his death or disability) during 2004, then he (or his beneficiary, in the case of death) will be entitled to a payment of a pro-rated portion of the actual retention bonus otherwise payable for such year, based on the portion of such year that he remained an employee of Grace.

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

     Under the Letter Agreement, Mr. Norris is obligated to provide Grace with at least 180 days written prior notice of his intention to resign his employment with Grace in order to receive certain benefits and payments upon termination, which were originally specified under the 1998 Agreement. Specifically, if Mr. Norris provides such timely notice, he will receive the following benefits and payments upon termination: (1) an award under Grace's annual incentive compensation program for the calendar year of termination, which will be pro-rated based on the portion of such calendar year that he remained an employee of Grace, (2) a supplemental pension payment (described below), (3) principal residence relocation assistance (described below), and (4) a payment of the cash component of any award made to Mr. Norris under Grace's long-term incentive plans, which will be pro-rated based on the portion of the applicable 3-year performance period that he remained an employee of Grace. Under the Letter Agreement, Mr. Norris will also be entitled to these benefits and payments if his employment is terminated by Grace for any reason except cause. If Mr. Norris' employment is terminated for cause, he will not be entitled to those benefits and payments.

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

     The forgoing description of Mr. Norris' employment agreement does not purport to be complete and is qualified in its entirety by reference to the 1998 Agreement, which has been filed with the SEC as Exhibit 10.20 to Grace's 2000 Annual Report on Form 10-K, and by reference to the Letter Agreement, which has been filed with the SEC as Exhibit 10.19 to Grace's 2002 Annual Report on Form 10-K.

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

     Alfred E. Festa. Mr. Festa has a three year employment agreement with Grace dated November 17, 2003, his first day of employment with Grace. Under the agreement, Mr. Festa is entitled to an initial annual base salary of $550,000. He is also entitled to participate in the Company's Annual Incentive Compensation Program. Under the agreement, for 2003 he was entitled to 100% of base salary for the portion of 2003 during which he was actually employed by the Company. For 2004 his targeted award will be 100% of his annual base salary earned during such year;. For 2005 and thereafter, his targeted award will be 75% (or greater, if determined by the Company's Board) of his annual base salary earned during the applicable year.

     Under the agreement, Mr. Festa will also participate in the Company's currently effective LTIPs for the 2002-2004 and 2003-2005 performance periods. His targeted award under each of the LTIPs is $687,000. However, any award to which he becomes entitled under either of the LTIPs will be pro-rated to reflect the percentage of days that he was an active employee of the Company during the applicable performance period.

     Also, under terms of the agreement, if Mr. Festa's employment is terminated by the Company without cause, or by him as a result of constructive discharge, prior to the expiration of his employment agreement, he will be entitled to a severance payment equal to 1.5 times 175% of his annual base salary at the time of his termination. Mr. Festa would also be entitled to such a severance payment if he terminates his employment with the Company in the event that he is not offered the position of Chief Executive Officer upon the departure of Mr. Norris. In addition, the agreement provides that Mr. Festa is eligible to participate in other compensation and benefit plans and programs that are provided to the other senior officers of the Company. The foregoing description of Mr. Festa's employment agreement does not purport to be complete and is qualified in its entirety by reference to such agreement, which has been filed with the SEC as Exhibit 10.27 to this Report Form.

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

     Change-in-Control Severance Agreements. In addition to the severance provisions described under "Retention Agreements" below, Grace has severance agreements with all of its executive officers, which renew automatically unless the Board of Directors of the Company elects not to renew them. These agreements generally provide that in the event of the involuntary termination of the individual's employment without cause (including constructive termination caused by a material reduction in his or her authority or responsibility or by certain other circumstances) following a "change in control" of Grace, he or she will generally receive a severance payment equal to three times the sum of his or her annual base salary plus target annual incentive compensation (bonus), subject to pro rata reduction in the case of an officer who is within 36 months of normal retirement age (65). For purposes of the severance agreements, "change in control" means the acquisition of 20% or more of the Common Stock (but not if such acquisition is the result of the sale of Common Stock by Grace that has been approved by the Board), the failure of Board-nominated directors to constitute a majority of any class of the Board of Directors, the occurrence of a transaction in which the shareholders of Grace immediately preceding such transaction do not own more than 50% of the combined voting power of the company resulting from such transaction, or the liquidation or dissolution of Grace. This description of the severance agreements does not purport to be complete and is qualified in its entirety by reference to the form of such agreement, which has been filed with the SEC as Exhibit 10.17 to Grace's 2002 Annual Report on Form 10-K. As a result of Grace's Chapter 11 filing, the following events will not constitute a "change in control": (i) the acquisition by a trust of Common Stock, established for purposes of administering asbestos-related claims pursuant to a plan of reorganization, and (ii) a corporate transaction pursuant to Section 363 of the U.S. Bankruptcy Code or a plan of reorganization.

     Retention Agreements. Effective January 1, 2001, Grace entered into retention agreements with each of the executive officers other than Messrs. Norris and Siegel (and Mr. Festa, who did not join Grace until November 2003), whose retention arrangements were covered by their respective employment agreements. These agreements were approved by the Compensation Committee in recognition of the adverse effect that the market performance of the Common Stock has had and is expected to continue to have on Grace's ability to attract and retain key employees. Under the terms of these agreements, each such executive officer received a payment in January 2001 equal to his annual base salary, subject to remaining employed with Grace through December 31, 2002. The retention payments are not considered compensation for purposes of any Grace benefit or compensation plans or programs. In addition to the retention payment, the retention agreements provide that in the event of the involuntary termination of such officer's employment under circumstances that would qualify such officer for severance pay under Grace's severance plan that generally covers salaried employees, then the officer would be entitled to severance pay equal to two times his or her annual base salary. With respect to any such officer who has any other agreement with Grace regarding the payment of severance upon termination of employment, if such officer becomes entitled to severance under both the terms of the retention agreement and such other agreement, then the officer would only receive severance pay under the retention agreement, unless the other agreement provides for a greater amount of severance pay (in which case, the officer would only receive severance pay under such other agreement).

     Grace has implemented a new retention program for 2003 and 2004 under which each executive officer (except for Mr. Norris, whose retention arrangement is covered by separate agreements, and Mr. Festa) would be entitled to receive a payment equal to 65% of his base salary if the officer remains employed with Grace for the entire year. The payment of the 2003 retention bonus was made to each eligible executive officer at the end of 2003. For 2004, 50% of the retention bonus is contingent upon the achievement of specified earnings targets for such year. Therefore, 50% of such retention bonus will be paid to each eligible executive at the end of 2004, and the remaining bonus, if any, will be paid during the first quarter of 2005. These retention payments are not considered compensation for purposes of any Grace benefit or compensation plans or programs.

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

     Directors' Compensation. Under the compensation program for nonemployee directors in effect for 2003, each nonemployee director received an annual retainer of $50,000, 50% of which was paid in cash and 50% of which was paid in the form of Common Stock. In addition, directors received $4,000 ($5,000 for directors holding a committee chair) in cash for each meeting date in respect of the Board meeting and all committee meetings held on such date. The same compensation program will be effective during 2004. Grace reimburses nonemployee directors for expenses they incur in attending Board and committee meetings. Grace also maintains business travel accident insurance coverage for them.

     Compensation Committee Interlocks and Insider Participation. During 2003, the Compensation Committee of the Board was comprised of Messrs. Akers (Chair), Baldwin, Cambre, Murphy and Vanderslice, and Dr. Fox. None of such persons is a current or former officer or employee of Grace or any of its subsidiaries, nor did any of such persons have any reportable transactions with Grace or any of its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Security Ownership. The following table sets forth the Common Stock beneficially owned, directly or indirectly, as of January 31, 2004 by (1) each person known to Grace to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, and (2) each current director, each of the executive officers named in the Summary Compensation Table set forth in Item 11 above, and such directors and all executive officers as a group.

                                                         Shares of Common Stock
Beneficial Owner                                           Beneficially Owned                 Percent
----------------                                           ------------------                 -------
Peninsula Partners, L.P. (1)...................                10,765,600                       16.41%
404B East Main Street, 2nd Floor
Charlottesville, VA 22902

J. F. Akers ...................................                    38,996                         *
                                                                   74,535      (O)
                                                                   15,196      (T)

H. F. Baldwin ..................................                   21,918                         *

R. J. Bettacchi ...............................                                                   *
                                                                  545,605      (O)
                                                                   24,675      (T)

R. C. Cambre ...................................                   64,135                         *

W. M. Corcoran ................................                    10,000                         *
                                                                   84,800      (O)
                                                                    1,265      (T)

M. A. Fox .....................................                    41,246                         *
                                                                    8,942      (T)

                                                         Shares of Common Stock
Beneficial Owner                                           Beneficially Owned                 Percent
----------------                                           ------------------                 -------
J. J. Murphy ...................................                   38,930                         *
                                                                   15,528      (O)
                                                                   18,629      (T)

P. J. Norris ...................................                  138,822                       1.95%
                                                                1,165,026      (O)
                                                                    1,071      (T)

D. B. Siegel ...................................                   15,100                         *
                                                                  379,995      (O)
                                                                   20,832      (T)

R. M. Tarola  .................................                    15,000                         *
                                                                  202,900      (O)

T. A. Vanderslice .............................                    39,522                         *
                                                                   69,876      (O)
                                                                   14,932      (T)

Directors and executive officers as a group ...                   433,669                       4.52%
                                                                2,864,545      (O)
                                                                  121,960      (T)


*           Indicates less than 1%

(O) Shares covered by stock options exercisable on or within 60 days after January 31, 2004.

(T) Shares owned by trusts and other entities as to which the person has the power to direct voting and/or investment.

(1) The ownership information set forth is based in its entirety on material contained in a Form 4 report dated September 10, 2001 filed with the SEC.


     Equity Compensation Plan Information. The following table sets forth information as of December 31, 2003 with respect to Grace's compensation plans under which shares of Common Stock are authorized for issuance upon the exercise of options, warrants or other rights. The only such compensation plans in effect are stock incentive plans providing for the issuance of stock options. All such plans have been approved by Grace's shareholders.


                                                                                       Number of securities remaining available
                           Number of securities to         Weighted-average                for future issuance under equity
                           be issued upon exercise            exercise of              compensation plans (excluding securities
                           of outstanding options         outstanding options                  reflected in column (a))
Plan category                        (a)                          (b)                                     (c)
Equity compensation               9,582,789                     $12.02                             4,474,004
plans approved by
security holders

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Commercial Transactions. During 2003, no director, executive officer (or any member of any of their respective immediate families) or, to the Company's knowledge, any holder of more than 5% of the Common Stock, had a direct or indirect material interest in any transaction (or any proposed transaction) to which the Company was (or will become) a party.

     Legal Proceedings; Indemnification. During 2003 there were no legal proceedings pending in which any current officers or directors of the Company were parties adverse to, or had a material interest adverse to, the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The Audit Committee of the Board of Directors of Grace selected PricewaterhouseCoopers LLP ("PwC") to continue to act as Grace's principal independent accountants for 2003. The following table sets forth the fees incurred by Grace for the services of PwC for the years ended December 31, 2003 and 2002:


         ----------------------------------------------------------------
                                        2003                 2002
         ----------------------------------------------------------------
         Audit Fees               $1,763,000            $1,587,000
         ----------------------------------------------------------------
         Audit-Related Fees          210,500               198,000
         ----------------------------------------------------------------
         Tax Fees                    133,000               160,000
         ----------------------------------------------------------------
         All Other Fees                    -               988,000
         ----------------------------------------------------------------
           Total Fees             $2,106,500            $2,933,000
         ----------------------------------------------------------------

     Audit Services consisted of the audit of Grace's consolidated financial statements, the review of its consolidated quarterly financial statements and statutory audits of certain of Grace's non-U.S. subsidiaries and affiliates.

     Audit-Related Services consisted of financial statement audits of Grace's U.S. employee benefit plans and the audit of the financial statements of Advanced Refining Technologies, LLC (a joint venture with Chevron Products Company).

     Tax Services consisted of tax advice and compliance for non-U.S. subsidiaries, including preparation of tax returns.

     All Other Services consisted of expert services related to environmental litigation.

     The Audit Committee has adopted a preapproval policy that requires the Audit Committee to specifically preapprove the annual engagement of the independent accountants for the audit of Grace's consolidated financial statements. The policy also provides for general preapproval of certain audit-related, tax and other services, up to a specified dollar amount for each year. Services in excess of such dollar amounts and any other services must be specifically preapproved by the Audit Committee. However, the chair of the Audit Committee has the authority to preapprove services requiring immediate engagement between scheduled meetings of the Audit Committee. The chair must report any such preapproval decisions to the full Audit Committee at its next scheduled meeting. During 2003, no audit-related, tax, or other services were performed by PwC without specific or general approval as described above.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Financial Statements and Schedules. See the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibit on page F-2 of the Financial Supplement.

     Reports on Form 8-K. The following reports on Form 8-K were filed during the fourth quarter of 2003: October 24, 2003 - Press release announcing Grace's financial results for the third quarter of 2003.

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

EXHIBIT
  NO.               EXHIBIT                                 WHERE LOCATED
  ---               -------                                 -------------

  2.1      Form of Distribution Agreement, by       Annex B to the Joint Proxy
           and among Old Grace, W. R. Grace &       Statement/Prospectus dated
           Co.-Conn. and Grace Specialty            February 13, 1998 of Old
           Chemicals, Inc. (now named W. R.         Grace and Sealed Air
           Grace & Co.)                             Corporation included in
                                                    Form S-4 (filed 2/13/98)

  3.1      Restated Certificate of Incorporation    Exhibit 3.1 to Form 8-K
           of W. R. Grace & Co.                     (filed 4/8/98; SEC File No.
                                                    001-13953)

  3.2      Amended and Restated By-laws of W. R.    Exhibit 3.2 to Form 10-K
           Grace & Co.                              (filed 3/28/02)

  4.1      Rights Agreement dated as of March       Exhibit 4.1 to Form 8-K
           31, 1998 between W. R. Grace & Co.       (filed 4/8/98; SEC File No.
           and The Chase Manhattan Bank, as         001-13953)
           Rights Agent

  4.2      Credit Agreement dated as of May 14,     Exhibit 4.1 to Form 10-Q
           1998, among W. R. Grace & Co.-Conn.,     (filed 8/14/98; SEC File
           W. R. Grace & Co., the several banks     No. 001-13953)
           parties thereto; the co-agents
           signatories thereto; The Chase
           Manhattan Bank, as administrative
           agent for such banks; and Chase
           Securities Inc., as arranger

EXHIBIT
  NO.               EXHIBIT                                 WHERE LOCATED
  ---               -------                                 -------------

  4.3      364-Day Credit Agreement, dated as of    Exhibit 4.1 to Form 10-Q
           May 5, 1999, among W. R. Grace &         (filed 8/3/99)
           Co.-Conn.; W. R. Grace & Co.; the
           several banks parties thereto; the
           co-agents signatories thereto; Bank
           of America National Trust and Savings
           Association, as documentation agent;
           The Chase Manhattan Bank, as
           administrative agent for such banks;
           and Chase Securities Inc., as book
           manager

  4.4      First Amendment to 364-Day Credit        Exhibit 4 to Form 10-Q
           Agreement dated as of May 5, 1999        (filed 8/15/00)
           among W. R. Grace & Co.-Conn.; W. R.
           Grace & Co.; the several banks
           parties thereto; Bank of America
           National Trust and Savings
           Association, as document agent; The
           Chase Manhattan Bank, as
           administrative agent for such banks;
           and Chase Securities, Inc., as bank
           manager

  4.5      Post-Petition Loan and Security          Exhibit 4 to Form 10-Q
           Agreement dated as of April 1, 2001      (filed 8/14/01)
           among the financial institutions
           named therein, as Lenders, Bank of
           America, N.A. as Agent, and W. R.
           Grace & Co. and its subsidiaries
           named therein as Debtors and
           Debtors-in-Possession, as Borrowers

  4.6      Amendment No. 1 and Limited Waiver to    Exhibit 4 to Form 10-Q
           Post-Petition Loan and Security          (filed May 13, 2003)
           Agreement

  10.1     Form of Employee Benefits Allocation     Exhibit 10.1 to Form 10-K
           Agreement, by and among Old Grace, W.    (filed March 13, 2003)
           R. Grace & Co.-Conn. and Grace
           Specialty Chemicals, Inc. (now named
           W. R. Grace & Co.)

  10.2     Form of Tax Sharing Agreement, by and    Exhibit 10.2 to Form 10-K
           among Old Grace, W. R. Grace &           (filed March 13, 2003)
           Co.-Conn. and Grace Specialty
           Chemicals, Inc. (now named W. R.
           Grace & Co.)

  10.3     W. R. Grace & Co. 2000 Stock             Exhibit 10 to Form 10-Q
           Incentive Plan, as amended               (filed 8/15/00)*

  10.4     W. R. Grace & Co. 1998 Stock             Exhibit 10.4 to Form 10-K
           Incentive Plan                           (filed March 13, 2003)*

  10.5     W. R. Grace & Co. 1998 Stock Plan for    Exhibit 10.5 to Form 10-K
           Nonemployee Directors                    (filed March 13, 2003)*

EXHIBIT
  NO.               EXHIBIT                                 WHERE LOCATED
  ---               -------                                 -------------

  10.6     W. R. Grace & Co. 1996 Stock             Filed herewith*
           Incentive Plan, as amended

  10.7     W. R. Grace & Co. Supplemental           Exhibit 10.7 to Form 10-K
           Executive Retirement Plan, as amended    (filed 3/28/02)*

  10.8     W. R. Grace & Co. Executive Salary       Exhibit 10.8 to Form 10-K
           Protection Plan, as amended              (filed 3/28/02)*

  10.9     W. R. Grace & Co. 1986 Stock             Exhibit 10.9 to Form 10-K
           Incentive Plan, as amended               (filed 3/28/02)*

 10.10     W. R. Grace & Co. 1989 Stock             Exhibit 10.10 to Form 10-K
           Incentive Plan, as amended               (filed 3/28/02)*

 10.11     W. R. Grace & Co. 1994 Stock             Exhibit 10.11 to Form 10-K
           Incentive Plan, as amended               (filed 3/28/02)*

 10.12     Forms of Stock Option Agreements         Exhibit 10.15 to Form 10-K
                                                    (filed 3/29/99)*

 10.13     Form of Stock Option Agreements          Exhibit 10.14 to
                                                    Registration Statement on
                                                    Form S-1 of Old Grace
                                                    (filed 8/2/96)*

 10.14     Form of Stock Option Agreements          Exhibit 10.5 to Form 10-Q
                                                    (filed 5/15/98; SEC File
                                                    No. 001-13953)*

 10.15     Form of 2001-2003 Long Term Incentive    Exhibit 10.23 to Form 10-K
           Program Award                            (filed 4/16/01)*

 10.16     Form of 2002-2004 Long-Term Incentive    Exhibit 10.16 to Form 10-K
           Program Award                            (filed March 13, 2003)*

 10.17     Form of Executive Severance Agreement    Exhibit 10.17 to Form 10-K
           between W. R. Grace & Co. and officers   (filed March 13, 2003)*

 10.18     Employment Agreement, dated January      Exhibit 10.20 to Form 10-K
           1, 2001, by and between W. R. Grace &    (filed 4/16/01)*
           Co. and Paul J. Norris

 10.19     Amendment dated November 6, 2002 to      Exhibit 10.19 to Form 10-K
           Employment Agreement between W. R.       (filed March 13, 2003)*
           Grace & Co. and Paul J. Norris

 10.20     Employment Agreement dated May 11,       Exhibit 10.1 to Form 10-Q
           1999 between W. R. Grace & Co.-Conn.     (filed 8/13/99)*
           and Robert M. Tarola

EXHIBIT
  NO.               EXHIBIT                                 WHERE LOCATED
  ---               -------                                 -------------

 10.21     Letter Agreement dated January 30,       Exhibit 10.22 to Form 10-K
           2001 between Paul J. Norris, on          (filed 4/16/01)*
           behalf of W. R. Grace & Co., and
           David B. Siegel

 10.22     Letter Agreement dated May 7, 1999       Exhibit 10.24 to Form 10-K
           between Paul J. Norris, on behalf of     (filed 4/16/01)*
           W. R. Grace & Co., and William M.
           Corcoran

 10.23     Form of Indemnification Agreement        Exhibit 10.27 to Form 10-K
           between W. R. Grace & Co. and certain    (filed 4/16/01)*
           Officers and Directors

 10.24     Form of Retention Agreement for          Exhibit 10.28 to Form 10-K
           2001-2002                                (filed 4/16/01)*

 10.25     Form of Retention Agreement for 2003     Exhibit 10.25 to Form 10-K
                                                    (filed March 13, 2003)*

 10.26     Annual Incentive Compensation Program    Exhibit 10.26 to Form 10-K
                                                    (filed March 13, 2003)*

 10.27     Letter Agreement dated November 17,      Filed herewith*
           2003 between Paul J. Norris, on
           behalf of W. R. Grace & Co., and Fred
           Festa

 10.28     Form of Retention Agreement for 2004     Filed herewith*

 10.29     Form of 2003-2005 Long-Term Incentive    Filed herewith*
           Program Award

   12      Computation of Ratio of Earnings to      Filed herewith in Financial
           Fixed Charges and Combined Fixed         Supplement to Grace's 2003
           Charges and Preferred Stock Dividends    Form 10-K

   21      List of Subsidiaries of W. R. Grace &    Filed herewith
           Co.

   23      Consent of Independent Accountants      Filed herewith in Financial
                                                    Supplement to Grace's 2003
                                                    Form 10-K

   24      Powers of Attorney                       Filed herewith

  31.1     Certification of Periodic Report by      Filed herewith
           Chief Executive Officer under Section
           302 of the Sarbanes-Oxley Act of 2002

EXHIBIT
  NO.               EXHIBIT                                 WHERE LOCATED
  ---               -------                                 -------------

  31.2     Certification of Periodic Report by      Filed herewith
           Chief Financial Officer under Section
           302 of the Sarbanes-Oxley Act of 2002

   32      Certification of Periodic Report by      Filed herewith
           Chief Executive Officer and Chief
           Financial Officer under Section 906
           of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


                                            W. R. GRACE & CO.


                                            By: /s/ Paul J. Norris
                                                -------------------------
                                                    Paul J. Norris
                                                    (Chairman and
                                                    Chief Executive Officer)


                                            By: /s/ Robert M. Tarola
                                                -------------------------
                                                    Robert M. Tarola
                                                    (Senior Vice President and
                                                    Chief Financial Officer)

Dated: March 5, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2004.

     Signature                             Title
     ---------                             -----

     J. F. Akers*                   }
     H. F. Baldwin*                 }
     R. C. Cambre*                  }
     M. A. Fox*                     }      Directors
     J. J. Murphy*                  }
     T. A. Vanderslice*             }


   /s/  Paul J. Norris                     Chief Executive Officer and Director
------------------------------             (Principal Executive Officer)
       (Paul J. Norris)


    /s/ Robert M. Tarola                   Senior Vice President and Chief
------------------------------             Financial Officer (Principal
       (Robert M. Tarola)                  Financial Officer and Principal
                                           Accounting Officer)



---------------------------------
* By signing his name hereto, Mark A. Shelnitz is signing this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                                             By: /s/ Mark A. Shelnitz
                                                 -----------------------------
                                                 Mark A. Shelnitz
                                                 (Attorney-in-Fact)

                              FINANCIAL SUPPLEMENT


                                W. R. GRACE & CO.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                              FINANCIAL SUPPLEMENT
                                       TO
                     ANNUAL REPORT ON FORM 10-K FOR THE YEAR
                             ENDED DECEMBER 31, 2003

                       W. R. GRACE & CO. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements
                  and Financial Statement Schedule and Exhibit



Management's Responsibility for Financial Reporting................  F-3
Report of Independent Auditors.....................................  F-4
Report of Independent Auditors on Financial Statement Schedule.....  F-5
Consent of Independent Accountants.................................  F-5
Consolidated Statements of Operations for the three years in the period ended December 31, 2003..................................  F-6
Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2003..................................  F-7
Consolidated Balance Sheets at December 31, 2003 and 2002..........  F-8
Consolidated Statements of Shareholders' Equity (Deficit) for
   the three years in the period ended December 31, 2003...........  F-9
Consolidated Statements of Comprehensive (Loss) Income for
   the three years in the period ended December 31, 2003...........  F-9
Notes to Consolidated Financial Statements.........................  F-10 - F-34
Financial Summary..................................................  F-35
Management's Discussion and Analysis of Results of Operations
   and Financial Condition.........................................  F-36 - F-48

Financial Statement Schedule
   Schedule II - Valuation and Qualifying Accounts and Reserves....  F-49

Exhibit 12:  Computation of Ratio of Earnings to Fixed Charges
   and Combined Fixed Charges and Preferred Stock Dividends........  F-50


Report on Internal Controls and Procedures ........................  F-51


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

     Management maintains internal controls to assist it in fulfilling its responsibility for financial reporting. These internal controls consist of the control environment, risk assessment, control activities, information and communication, and monitoring. A chartered Disclosure Committee oversees Grace's public financial reporting process and key managers are required to confirm their compliance with Grace's policies and internal controls. While no system of internal controls can ensure elimination of all errors and irregularities, Grace's internal controls, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed, transactions are properly executed and reported, and appropriate disclosures are made. The concept of reasonable assurance is based on the recognition that there are limitations in all systems of internal control and that the costs of such systems should not exceed their benefits.

     The Audit Committee of the Board of Directors, which is comprised solely of independent directors, meets regularly with Grace's senior financial management, internal auditors and independent auditors to review audit plans and results, as well as the actions taken by management in discharging its responsibilities for accounting, financial reporting and internal controls. The Audit Committee is responsible for the selection and compensation of the independent auditors. Grace's financial management, internal auditors and independent auditors have direct and confidential access to the Audit Committee at all times.

     The independent auditors are engaged to conduct the audits of and report on the Consolidated Financial Statements in accordance with auditing standards generally accepted in the United States of America. These standards require an assessment of the systems of internal controls and tests of transactions to the extent considered necessary by the independent auditors for purposes of supporting their opinion as set forth in their report.



/s/ Paul J. Norris                               /s/ Robert M. Tarola
Paul J. Norris                                   Robert M. Tarola
Chairman and                                     Senior Vice President and
Chief Executive Officer                          Chief Financial Officer

March 5, 2004

REPORT OF INDEPENDENT AUDITORS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF
W. R. GRACE & CO.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, of shareholders' equity (deficit) and of comprehensive income (loss), present fairly, in all material respects, the financial position of W. R. Grace & Co. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Baltimore, Maryland
January 27, 2004

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE


TO THE SHAREHOLDERS AND BOARD OF
DIRECTORS OF W. R. GRACE & CO.

Our audits of the consolidated financial statements referred to in our report dated January 27, 2004, which was modified as to a matter raising substantial doubt about the Company's ability to continue as a going concern, appearing on page F-4 of this 2003 Annual Report on Form 10-K of W. R. Grace & Co. also included an audit of the Financial Statement Schedule listed on page F-2 in the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibit of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Baltimore, Maryland
January 27, 2004



                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-37024, 333-49083, 333-49507, 333-49509,
333-49511, 333-49513, 333-49515, 333-49703 and 333-49705) of W. R. Grace & Co.
of our report dated January 27, 2004 appearing on page F-4 of this 2003 Annual Report on Form 10-K of W. R. Grace & Co. We also consent to the incorporation by reference of our report dated January 27, 2004 relating to the Financial Statement Schedule, which appears above in this Form 10-K.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Baltimore, Maryland
March 5, 2004

CONSOLIDATED FINANCIAL STATEMENTS

===========================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS                       YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------
In millions, except per share amounts
                                                         2003        2002         2001
                                                      -------------------------------------
Net sales..........................................   $ 1,980.5   $ 1,819.7    $ 1,722.9
Other income.......................................        16.7        22.5         30.8
                                                      -------------------------------------
                                                        1,997.2     1,842.2      1,753.7

Cost of goods sold, exclusive of depreciation and
   amortization shown separately below.............     1,289.8     1,148.1      1,076.3
Selling, general and administrative expenses,
   exclusive of net pension expense (income)
    shown separately below.........................       365.6       345.1        343.6
Depreciation and amortization......................       102.9        94.9         89.2
Research and development expenses..................        52.0        51.5         49.5
Net pension expense (income).......................        52.7        19.5         (9.5)
Interest expense and related financing costs.......        15.6        20.0         37.1
Provision for environmental remediation............       142.5        70.7          5.8
Provision for asbestos-related litigation..........        30.0        --           --
                                                      -------------------------------------
                                                        2,051.1     1,749.8      1,592.0
                                                      -------------------------------------

(Loss) income before Chapter 11 expenses, income
   taxes, and minority interest....................       (53.9)       92.4        161.7
Chapter 11 expenses, net...........................       (14.8)      (30.1)       (15.7)
Benefit from (provision for) income taxes..........        12.3       (38.0)       (63.7)
Minority interest in consolidated entities.........         1.2        (2.2)        (3.7)
                                                      -------------------------------------
   NET (LOSS) INCOME...............................   $   (55.2)  $    22.1    $    78.6
===========================================================================================

BASIC (LOSS) EARNINGS PER SHARE:
   Net (loss) income...............................   $   (0.84)  $    0.34    $    1.20

Weighted average number of basic shares............        65.5        65.4         65.3

DILUTED (LOSS) EARNINGS PER SHARE:
   Net (loss) income...............................   $   (0.84)  $    0.34   $     1.20

Weighted average number of diluted shares..........        65.5        65.5         65.4

===========================================================================================


                 The Notes to Consolidated Financial Statements
                    are an integral part of these statements.

===========================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS                       YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------
In millions
                                                             2003        2002      2001
                                                          ---------------------------------
OPERATING ACTIVITIES
(Loss) income before Chapter 11 expenses, income
  taxes, and minority interest........................    $  (53.9)   $   92.4  $  161.7
Reconciliation to cash provided by operating activities:
   Depreciation and amortization......................       102.9        94.9      89.2
   Interest accrued on pre-petition debt subject to
     compromise.......................................        11.2        14.5      23.2
   Loss (gain) on sales of investments and disposals
     of assets........................................         1.5        (1.9)     (9.7)
   Provision for environmental remediation............       142.5        70.7       5.8
   Provision for asbestos-related litigation..........        30.0          --        --
   Net income from life insurance policies............        (5.6)       (4.7)     (5.4)
   Changes in assets and liabilities, excluding effect
     of businesses acquired/divested and foreign
     currency translation:
      Working capital items...........................       (22.5)       22.2     (63.5)
      Contributions to defined benefit pension plans..       (60.5)      (10.2)    (10.6)
      Contributions to postretirement benefit plans...       (12.6)      (21.5)    (22.3)
      Expenditures for asbestos-related litigation....       (10.4)      (13.1)   (109.6)
      Proceeds from asbestos-related insurance........        13.2        10.8      78.8
      Expenditures for environmental remediation......       (11.2)      (20.8)    (28.9)
      Expenditures for retained obligations of
        discontinued operations.......................        (1.3)       (4.5)     (9.1)
      Increase in accounts receivable due to
        termination of securitization program.........          --          --     (65.3)
      Changes in other accruals and non-cash items....        32.2        25.6      20.0
                                                         ----------------------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE
     INCOME TAXES AND CHAPTER 11 EXPENSES.............       155.5       254.4      54.3
Chapter 11 expenses paid, net.........................       (17.5)      (27.1)    (11.8)
Income taxes paid, net of refunds.....................       (27.2)      (31.8)    (27.9)
                                                         ----------------------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES..........       110.8       195.5      14.6
                                                         ----------------------------------

INVESTING ACTIVITIES
Capital expenditures..................................       (86.4)      (91.1)    (62.9)
Businesses acquired, net of cash acquired.............       (26.9)      (28.5)    (84.4)
Investment in life insurance policies.................       (11.6)      (16.4)    (17.6)
Proceeds from life insurance policies.................        11.9        19.4      18.0
Proceeds from sales of investments and disposals of
   assets.............................................         3.9         5.9      15.5
                                                         ----------------------------------
   NET CASH USED FOR INVESTING ACTIVITIES.............      (109.1)     (110.7)   (131.4)
                                                         ----------------------------------

FINANCING ACTIVITIES
Net change in loans secured by cash value of life
   insurance..........................................        (3.1)       (5.1)     33.7
Borrowings under credit facilities, net of repayments.         2.3        (2.8)     94.1
Borrowings under debtor-in-possession facility, net of
   fees...............................................        46.1        18.7      71.5
Repayments of borrowings under debtor-in-possession
   facility...........................................       (50.0)      (20.0)    (75.0)
Purchase of common stock..............................          --          --      (0.6)
                                                         ----------------------------------
   NET CASH (USED FOR) PROVIDED BY FINANCING
     ACTIVITIES ......................................        (4.7)       (9.2)    123.7
                                                         ----------------------------------
Effect of currency exchange rate changes on cash and
   cash equivalents...................................        28.6        16.1      (6.9)
                                                         ----------------------------------
   INCREASE IN CASH AND CASH EQUIVALENTS..............        25.6        91.7        --
Cash and cash equivalents, beginning of period........       283.6       191.9     191.9
                                                         ----------------------------------
Cash and cash equivalents, end of period..............    $  309.2    $  283.6  $  191.9
===========================================================================================

                 The Notes to Consolidated Financial Statements
                   are an integral part of these statements.

==========================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                                          DECEMBER 31,
------------------------------------------------------------------------------------------
In millions, except par value and shares                         2003           2002
                                                             -----------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents..................................      $   309.2     $  283.6
Accounts and other receivables, net........................          347.5        316.6
Inventories................................................          214.6        173.6
Deferred income taxes......................................           29.8         20.6
Other current assets.......................................           27.8         35.9
                                                             -----------------------------
   TOTAL CURRENT ASSETS....................................          928.9        830.3

Properties and equipment, net of accumulated depreciation
  and amortization of $1,216.9 (2002 - $1,071.7)...........          656.6        622.2
Goodwill...................................................           85.2         65.2
Cash value of life insurance policies, net of policy loans.           90.8         82.4
Deferred income taxes......................................          587.1        574.1
Asbestos-related insurance expected to be realized after
  one year.................................................          269.4        282.6
Other assets...............................................          256.2        234.9
                                                             -----------------------------
   TOTAL ASSETS............................................      $ 2,874.2     $2,691.7
                                                             =============================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
Debt payable within one year...............................      $     6.8     $    4.3
Accounts payable...........................................          101.8        100.3
Income taxes payable.......................................           16.6         11.4
Other current liabilities..................................          145.6        131.3
                                                             -----------------------------
   TOTAL CURRENT LIABILITIES...............................          270.8        247.3

Deferred income taxes......................................           35.3         30.5
Other liabilities..........................................          286.4        301.4
                                                             -----------------------------
   TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.............          592.5        579.2

LIABILITIES SUBJECT TO COMPROMISE - NOTE 2.................        2,465.3      2,334.7
                                                             -----------------------------
   TOTAL LIABILITIES.......................................        3,057.8      2,913.9
                                                             -----------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock issued, par value $0.01; 300,000,000 shares
  authorized; outstanding: 2003 - 65,558,510 (2002 -
  65,466,725)..............................................            0.8          0.8
Paid-in capital............................................          432.1        433.0
Accumulated deficit........................................         (170.9)      (115.7)
Treasury stock, at cost: shares: 2003 - 11,421,250; (2002 -
  11,513,035)..............................................         (135.9)      (137.0)
Accumulated other comprehensive loss.......................         (309.7)      (403.3)
                                                             -----------------------------
   TOTAL SHAREHOLDERS' EQUITY (DEFICIT)....................         (183.6)      (222.2)
                                                             -----------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)....      $ 2,874.2     $2,691.7
==========================================================================================


                 The Notes to Consolidated Financial Statements
                   are an integral part of these statements.

==========================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------------------
                              Common      Retained              Accumulated      TOTAL
                             Stock and    Earnings                 Other      SHAREHOLDERS'
                              Paid-in   (Accumulated  Treasury  Comprehensive    EQUITY
In millions                   Capital     Deficit)     Stock        Loss        (DEFICIT)
------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000   $  433.0    $  (216.4)   $  (136.4)   $  (151.5)   $  (71.3)
Net income................       --           78.6         --           --          78.6
Purchase of common stock .       --           --           (0.6)        --          (0.6)
Shares issued under stock
  plans...................        0.8         --           --           --           0.8
Other comprehensive loss..       --           --           --         (149.2)     (149.2)
                             --------------------------------------------------------------
BALANCE, DECEMBER 31, 2001   $  433.8    $  (137.8)   $  (137.0)   $  (300.7)   $ (141.7)
                             ==============================================================

Net income................   $   --      $    22.1    $    --      $    --      $   22.1
Other comprehensive loss..       --           --           --         (102.6)     (102.6)
                             --------------------------------------------------------------
BALANCE, DECEMBER 31, 2002   $  433.8    $  (115.7)   $  (137.0)   $  (403.3)   $ (222.2)
                             ==============================================================

Net loss..................   $   --      $   (55.2)   $    --      $    --      $  (55.2)
Stock plan activity.......       (0.9)        --            1.1         --           0.2
Other comprehensive income       --           --           --           93.6        93.6
                             --------------------------------------------------------------
BALANCE, DECEMBER 31, 2003   $  432.9    $  (170.9)   $  (135.9)   $  (309.7)   $ (183.6)
==========================================================================================


=======================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(LOSS)                                                    YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------
In millions                                             2003         2002        2001
---------------------------------------------------------------------------------------
NET (LOSS) INCOME................................      $(55.2)     $  22.1     $  78.6

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustments.......        75.3         45.1       (24.8)
  Minimum pension liability adjustments, net of
    income taxes.................................        18.3       (147.7)     (124.4)
                                                    -----------------------------------
  Total other comprehensive income (loss)........        93.6       (102.6)     (149.2)
                                                    -----------------------------------
COMPREHENSIVE INCOME (LOSS)......................       $38.4      $ (80.5)    $ (70.6)
=======================================================================================



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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES
-------------------------------------------------------------------------------

W. R. Grace & Co., through its subsidiaries, is engaged in specialty chemicals and specialty materials businesses on a worldwide basis. These businesses consist of catalyst and silica products ("Davison Chemicals") and construction chemicals, building materials, and sealants and coatings ("Performance Chemicals").

W. R. Grace & Co. conducts substantially all of its business through a direct, wholly owned subsidiary, W. R. Grace & Co.-Conn. ("Grace-Conn."). Grace-Conn. owns substantially all of the assets, properties and rights of W. R. Grace & Co. on a consolidated basis, either directly or through subsidiaries.

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

The Debtors intend to address all of their pending and future asbestos-related claims and all other pre-petition claims in a plan of reorganization. Such a plan of reorganization may include the establishment of a trust through which all pending and future asbestos-related claims would be channeled for resolution. However, it is currently impossible to predict with any degree of certainty the amount that would be required to be contributed to the trust, how the trust would be funded, how other pre-petition claims would be treated or what impact any reorganization plan may have on the shares of common stock of the Company. The interests of the Company's shareholders could be substantially diluted or cancelled under a plan of reorganization. The value of Grace common stock following a plan of reorganization, and the extent of any recovery by non-asbestos-related creditors, will depend principally on the ultimate value assigned to Grace's asbestos-related claims, which will be addressed through the Bankruptcy Court proceedings. The formulation and implementation of the plan of reorganization is expected to take a significant period of time.

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

As provided by the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization for a 120-day period following the Filing Date. The Debtors have received extensions of their exclusivity period during which to file a plan of reorganization through February 1, 2004, and extensions of the Debtors' exclusive right to solicit acceptances of a reorganization plan through April 1, 2004. The Debtors have filed a motion with the Bankruptcy Court to further extend the exclusivity periods for an additional six months.

Three creditors' committees, two representing asbestos claimants and the third representing other unsecured creditors, and a committee representing shareholders have been appointed in the Chapter 11 Cases. These committees will have the right to be heard on all matters that come before the Bankruptcy Court and, together with a legal representative of future asbestos claimants (whom Grace expects to be appointed by the Bankruptcy Court in the future), are likely to play important roles in the Chapter 11 Cases. The Debtors are required to bear certain costs and expenses of the committees and of the future asbestos claimants representative, including those of their counsel and financial advisors.

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

Approximately 7,000 of the 10,000 non-asbestos related claims involve claims by employees or former employees for future retirement benefits such as pension and retiree medical coverage. Grace views certain of these claims as contingent and does not plan to address them until a later date in the Chapter 11 proceeding. The other non-asbestos related claims include claims for payment for goods and services; taxes; product warranties; principal plus interest under pre-petition credit facilities; amounts due under leases; leases and other executory contracts rejected in the Bankruptcy Court; environmental remediation; indemnification or contribution from actual or potential co-defendants in asbestos-related and other litigation; pending non-asbestos-related litigation; and non-asbestos related personal injury.

The Debtors' preliminary analysis indicated that many claims are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of December 31, 2003, the Debtors had filed with the Bankruptcy Court approximately 1,100 objections with respect to such claims, most of which were non-substantive (duplicates, no supporting documentation, late filed claims, etc.). The Debtors expect to file a substantial number of additional objections, most of which will be substantive, as analysis and evaluation of the claims progresses. However, based on its initial claims analysis and other available information, Grace increased its aggregate estimated liability for environmental remediation and asbestos-related litigation as discussed in Notes 3 and 14. No other changes to Filing Date liabilities was deemed warranted at this time.

The medical monitoring claims were made by individuals who allege exposure to asbestos through Grace's products or operations. These claims, if sustained, would require Grace to fund ongoing health monitoring costs for qualified claimants. However, based on the number and expected cost of such claims, Grace does not believe such claims will have a material effect on its Consolidated Financial Statements. No specific liability has been established for these claims.

Grace believes that its recorded liabilities represent a reasonable estimate of the ultimate allowable amount for claims that are not in dispute or have been submitted with sufficient information to both evaluate their merit and estimate the cost of the claim. However, because of the uncertainties of the Chapter 11 and litigation process, the in-progress state of Grace's investigation of submitted claims, and the lack of documentation in support of many claims, such recorded liabilities may prove to be insufficient to satisfy all of such claims. As claims are resolved, or where better information becomes available and is evaluated, Grace will make adjustments to the liabilities recorded on its financial statements as appropriate. Any such adjustments could be material to its consolidated financial position and results of operations.

Litigation Proceedings in Bankruptcy Court - In July 2002, the Bankruptcy Court approved special counsel to represent the ZAI claimants, at the Debtors' expense, in a proceeding to determine certain threshold scientific issues regarding ZAI. The Debtors' expect the Bankruptcy Court to establish a schedule for determining pending motions following a status conference in May 2004. (See
Note 3 for background information.)

In September 2000, Grace was named in a purported class action lawsuit filed in California Superior Court for the County of San Francisco, alleging that the 1996 reorganization involving a predecessor of Grace and Fresenius Medical Care Holdings, Inc. ("Fresenius") and the 1998 reorganization involving a predecessor of Grace and Sealed Air Corporation ("Sealed Air") were fraudulent transfers. The Bankruptcy Court authorized the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants to proceed with claims against Fresenius and Sealed Air on behalf of the Debtors' estates.

On November 29, 2002, Sealed Air and Fresenius each announced that they had reached agreements in principle with such Committees to settle asbestos and fraudulent conveyance claims related to such transactions. Under the terms of the Fresenius settlement, as subsequently revised and subject to certain conditions, Fresenius would contribute $115.0 million to the Debtors' estate as directed by the Bankruptcy Court upon confirmation of the Debtors' plan of reorganization. In July 2003, the Fresenius settlement was approved by the Bankruptcy Court. Under the terms of the proposed Sealed Air settlement, Sealed Air would make a payment of $512.5 million (plus interest at 5.5% per annum, commencing on December 21, 2002) and nine million shares of Sealed Air common stock (valued at $487.3 million as of December 31, 2003), as directed by the Bankruptcy Court upon confirmation of Debtors' plan of reorganization. The Sealed Air settlement has not been agreed to by the Debtors and remains subject to the approval of the Bankruptcy Court and the fulfillment of specified conditions. The Debtors are unable to predict how these settlements may ultimately affect their plan of reorganization.

Impact on Debt Capital - All of the Debtors' pre-petition debt is in default due to the Filing. The accompanying Consolidated Balance Sheet as of December 31, 2003 reflects the classification of the Debtors' pre-petition debt within "liabilities subject to compromise."

The Debtors have entered into a debtor-in-possession post-petition loan and security agreement with Bank of America, N.A. (the "DIP facility") in the aggregate amount of $250 million. The term of the DIP facility expires on April 1, 2006.

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

Pursuant to SOP 90-7, Grace's pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of December 31, 2003, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation, and other claims). The recorded amounts of such liabilities generally reflect accounting measurements as of the Filing Date, adjusted as warranted for changes in facts and circumstances, new information obtained in the claims review process, and/or rulings under Grace's Chapter 11 proceedings subsequent to the Filing. (See Note 2 to the Consolidated Financial Statements for detail of the liabilities subject to compromise.) Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

PRINCIPLES OF CONSOLIDATION: The Consolidated Financial Statements include the accounts of Grace and entities as to which Grace exercises control over operating and financial policies. Intercompany transactions and balances are eliminated in consolidation. Investments in affiliated companies in which Grace can significantly influence operating and financial policies are accounted for under the equity method, unless Grace's investment is deemed to be temporary, in which case the investment is accounted for under the cost method.

RECLASSIFICATIONS: Certain amounts in prior years' Consolidated Financial Statements have been reclassified to conform to the 2003 presentation.

EFFECT OF NEW ACCOUNTING STANDARDS: In December 2003, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to require additional disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit plans and other postretirement plans. Grace adopted the provisions of SFAS No. 132 in December 2003. (See Note 18.)

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Grace adopted the provisions of FIN 46 in 2002. The adoption of FIN 46 required Grace to consolidate Advanced Refining Technologies LLC, a joint venture between Grace and Chevron Products Company. The impact of this consolidation did not result in a material change to Grace's Consolidated Financial Statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). Grace adopted FIN 45 in the first quarter of 2003. FIN 45 did not have a material effect on the Consolidated Financial Statements. (See Note 14.)

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses issues related to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. Grace adopted SFAS No. 146 in 2003. SFAS No. 146 did not have a material effect on the Consolidated Financial Statements.

STOCK INCENTIVE PLANS: SFAS No. 123 permits the Company to follow the measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and not recognize compensation expense for its stock-based incentive plans. Had compensation cost for the Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the fair value methodology prescribed by SFAS No. 123, the Company's net (loss) income and related (loss) earnings per share for the years ended December 31, 2003, 2002 and 2001 would have been reduced to the pro forma amounts indicated below:

===========================================================================
PRO FORMA EARNINGS
  UNDER SFAS NO. 123
---------------------------------------------------------------------------
                                                   YEAR ENDED DECEMBER 31,
                                                 --------------------------
(In millions, except per share amounts)            2003     2002     2001
---------------------------------------------------------------------------
Net (loss) income, as reported..............     $ (55.2)  $ 22.1   $ 78.6
Deduct:
Total stock-based employee compensation
  expense determined under fair
  value based method for all awards,
  net of related tax effects................        (1.4)    (4.2)    (7.4)
                                                 --------------------------
Pro forma net (loss) income  (1)............     $ (56.6)  $ 17.9   $ 71.2
                                                 ==========================
Basic (loss) earnings per share:
As reported.................................     $ (0.84)  $ 0.34   $ 1.20
Pro forma net (loss) income  (1)............       (0.86)    0.27     1.09
Diluted (loss) earnings per share:
As reported.................................     $ (0.84)  $ 0.34   $ 1.20
Pro forma net (loss) income  (1)............       (0.86)    0.27     1.09
===========================================================================

(1) These pro forma amounts may not be indicative of future (loss) income and
    (loss) earnings per share due to Grace's Chapter 11 Filing.

To determine compensation cost under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, with the following historical weighted average assumptions applied to grants in 2001:

===========================================
OPTION VALUE ASSUMPTIONS            2001
-------------------------------------------
Dividend yield.................    -- %
Expected volatility............     61%
Risk-free interest rate........      5%
Expected life (in years).......      4
===========================================

Based upon the above assumptions, the weighted average fair value of each option granted was $1.28 per share for 2001. There were no option grants in 2003 and 2002.

USE OF ESTIMATES: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities reported at the date of the Consolidated Financial Statements, and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates. Changes in estimates are recorded in the period identified. Grace's accounting measurements that are most affected by management's estimates of future events are:

o Contingent liabilities such as asbestos-related matters (see Note 3), environmental remediation (see Note 14), income taxes (see Note 14), and retained obligations of divested businesses.

o Pension and postretirement liabilities that depend on assumptions regarding discount rates and/or total returns on invested funds. (See Note 18.)

o Depreciation and amortization periods for long-lived assets, including property and equipment, intangible, and other assets.

o    Realization values of various assets such as net deferred tax assets (see
     Note 4), trade receivables, inventories, insurance receivables, income taxes, and goodwill.

The accuracy of these and other estimates may also be materially affected by the uncertainties arising under the Chapter 11 Cases.

CASH EQUIVALENTS: Cash equivalents consist of liquid instruments with maturities of three months or less when purchased. The recorded amounts approximate fair value.

SALE OF ACCOUNTS RECEIVABLE: Prior to the Filing, Grace entered into a program to sell certain of its trade accounts receivable and retained a subordinated interest and servicing rights. Net losses on the sale of receivables were based on the carrying value of the assets sold, allocated in proportion to their fair value. Retained interests were carried at fair value and were included in "other current assets" in the Consolidated Balance Sheets. Grace generally estimated fair value based on the present value of expected future cash flows less management's best estimate of uncollectible accounts receivable. Grace maintained an allowance for doubtful accounts receivable based upon the expected collectibility of all trade receivables, including receivables sold. The allowance was reviewed regularly and adjusted for accounts deemed uncollectible by management. Expenses and losses associated with the program were recognized as a component of interest expense and related financing costs. As a result of the Filing, which constituted an event of default under the program, outstanding balances were satisfied through the use of pre-petition trade receivables collected during the period from the Filing Date to early May 2001. The program was terminated effective May 14, 2001.

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

GOODWILL: Goodwill arises from certain purchase business combinations. With respect to business combinations completed prior to June 30, 2001, goodwill was amortized through December 31, 2001 using the straight-line method over appropriate periods not exceeding 40 years. Grace reviews its goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The provisions of SFAS No. 141 "Business Combinations" were applied to goodwill and intangible assets acquired after June 30, 2001.

REVENUE RECOGNITION: Grace recognizes revenue when all of the following criteria are satisfied: risk of loss and title transfer to the customer; the price is fixed and determinable; and collectibility is reasonably assured. Certain customer arrangements include conditions for volume rebates. Grace accrues a rebate allowance and reduces recorded sales for anticipated selling price adjustments at the time of sale. Grace regularly reviews rebate accruals based on actual and anticipated sales patterns.

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

FOREIGN CURRENCY TRANSLATION: Assets and liabilities of foreign subsidiaries (other than those located in countries with highly inflationary economies) are translated into U.S. dollars at current exchange rates, while their revenues, costs and expenses are translated at average exchange rates during each reporting period. The resulting translation adjustments are included in the "accumulated other comprehensive loss" section of the Consolidated Balance Sheets. The financial statements of subsidiaries located in countries with highly inflationary economies, if any, are remeasured as if the functional currency were the U.S. dollar; the remeasurement creates translation adjustments that are reflected in "net income (loss)" in the Consolidated Statements of Operations.

FINANCIAL INSTRUMENTS: From time to time, Grace enters into interest rate swap agreements and foreign exchange forward and option contracts to manage exposure to fluctuations in interest and foreign currency exchange rates. Grace does not hold or issue derivative financial instruments for trading purposes. At December 31, 2003, Grace did not hold and had not issued any derivative financial instruments.

--------------------------------------------------------------------------------
2.    CHAPTER 11 RELATED FINANCIAL INFORMATION
--------------------------------------------------------------------------------

As a result of the Filing, Grace's Consolidated Balance Sheets separately identify the liabilities that are "subject to compromise" as a result of the Chapter 11 proceedings. In Grace's case, "liabilities subject to compromise" represent pre-petition liabilities as determined under U.S. generally accepted accounting principles. Changes to the recorded amount of such liabilities will be based on developments in the Chapter 11 Cases and management's assessment of the claim amounts that will ultimately be allowed by the Bankruptcy Court. Changes to pre-petition liabilities subsequent to the Filing Date reflect: 1) cash payments under approved court orders; 2) the accrual of interest on pre-petition debt at the pre-petition contractual rate; 3) accruals for employee-related programs; and 4) changes in estimates related to pre-petition contingent liabilities.

Condensed financial information and components of liabilities subject to compromise of the Debtors are presented below:


====================================================================================================================
W. R. GRACE & CO. - CHAPTER 11 FILING ENTITIES            JANUARY 1, 2003     January 1, 2002       April 2, 2001
  DEBTOR-IN-POSSESSION STATEMENTS OF OPERATION                   TO                 to                    to
(In millions) (Unaudited)                                DECEMBER 31, 2003   December 31, 2002    December 31, 2001
====================================================================================================================
Net sales, including intercompany..................          $ 1,031.9            $   979.4           $   763.0
Other income.......................................               66.3                 61.2                45.5
                                                             -----------------------------------------------------
                                                               1,098.2              1,040.6               808.5
Cost of goods sold, including intercompany, exclusive of
  depreciation shown separately below..............              714.8                626.6               474.5
Selling, general and administrative expenses, exclusive
  of net pension expense (income) shown separately
  below............................................              217.8                214.0               154.1
Research and development expenses..................               38.0                 41.4                30.6
Depreciation and amortization .....................               61.1                 60.6                43.4
Net pension expense (income).......................               47.6                 22.6                (3.3)
Interest expense and related financing costs.......               15.3                 19.5                26.9
Provision for environmental remediation............              142.5                 70.7                 5.8
Provision for asbestos-related litigation..........               30.0                 --                  --
                                                             -----------------------------------------------------
                                                               1,267.1              1,055.4               732.0
(Loss) income before Chapter 11 expenses, income taxes,
  and equity in net income of non-filing entities..             (168.9)               (14.8)               76.5
Chapter 11 expenses, net ..........................              (14.8)               (30.1)              (15.7)
Benefit from (provision for) income taxes..........               45.4                 (3.3)              (34.3)
                                                             -----------------------------------------------------
(Loss) income before equity in net income of non-filing
  entities.........................................             (138.3)               (48.2)               26.5
Equity in net income of non-filing entities .......               83.1                 70.3                37.4
                                                             -----------------------------------------------------
NET (LOSS) INCOME .................................          $   (55.2)           $    22.1           $    63.9
====================================================================================================================


====================================================================================================================
                                                                                                     Filing Date
(In millions)                                           DECEMBER 31,2003     December 31, 2002       (Unaudited)
====================================================================================================================
Debt, pre-petition plus accrued interest...........         $    550.3            $   538.8           $   511.5
Asbestos-related liability.........................              992.3                973.2             1,002.8
Income taxes ......................................              217.9                227.8               210.1
Environmental remediation..........................              332.4                201.1               164.8
Postretirement benefits other than pension.........              134.3                147.2               185.4
Special pension arrangements.......................               69.5                 74.9                70.8
Retained obligations of divested businesses........               57.0                 55.3                75.5
Accounts payable...................................               31.9                 32.4                43.0
Other accrued liabilities..........................               79.7                 84.0               102.1
                                                            -----------------------------------------------------
TOTAL LIABILITIES SUBJECT TO COMPROMISE............         $  2,465.3            $ 2,334.7           $ 2,366.0
====================================================================================================================

==========================================================================================================================
W. R. GRACE & CO. - CHAPTER 11 FILING ENTITIES                  JANUARY 1, 2003     January 1, 2002       April 2, 2001
DEBTOR-IN-POSSESSION CONDENSED STATEMENTS OF CASH FLOWS               TO                  to                    to
(In millions) (Unaudited)                                      DECEMBER 31, 2003   December 31, 2002    December 31, 2001
==========================================================================================================================
OPERATING ACTIVITIES
(Loss) income before Chapter 11 expenses, income taxes,
  and equity in net income of non-filing entities..... .......    $  (168.9)         $   (14.8)           $    76.5
Reconciliation to net cash provided by (used for)
  operating activities:
   Non-cash items, net........................................        237.9              140.5                 67.0
   Contributions to defined benefit pension plans.............        (52.9)              (4.3)                (6.8)
   Increase in accounts receivable due to termination of
     securitization program...................................         --                 --                  (98.4)
   Decrease in subordinated interest of accounts
     receivable sold..........................................         --                 --                   33.1
   Changes in other assets and liabilities, excluding
     the effect of businesses acquired/divested...............        (14.1)             (36.1)               (15.3)
                                                                  --------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES.....................          2.0               85.3                 56.1

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES..........         68.7              (60.1)               (21.5)

NET CASH USED FOR FINANCING ACTIVITIES........................         (7.0)              (6.4)                (5.2)
                                                                  --------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.....................         63.7               18.8                 29.4
Cash and cash equivalents, beginning of period................         56.8               38.0                  8.6
                                                                  --------------------------------------------------------
Cash and cash equivalents, end of period......................    $   120.5          $    56.8            $    38.0
==========================================================================================================================

Set forth below is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through December 31, 2003.

==========================================================================
(In millions) (Unaudited)                                Cumulative Since
                                                              Filing
--------------------------------------------------------------------------
Balance, Filing Date...............................     $    2,366.0
Cash disbursements and/or reclassifications under
  Bankruptcy Court orders:
  Freight and distribution order...................             (5.7)
  Trade accounts payable order.....................             (9.1)
  Other court orders including employee wages and
    benefits, sales and use tax, and customer
    programs.......................................           (183.6)
Expense/(income) items:
  Interest on pre-petition debt....................             46.7
  Current period employee-related accruals.........             19.5
  Change in estimate of asbestos-related property
    damage contingencies...........................             30.0
  Change in estimate of environmental contingencies            219.0
  Change in estimate of income tax contingencies...              6.9
  Balance sheet reclassifications..................            (24.4)
                                                       -------------------
Balance, end of period.............................     $    2,465.3
==========================================================================

===========================================================================================
W. R. GRACE & CO. - CHAPTER 11 FILING ENTITIES
DEBTOR-IN-POSSESSION BALANCE SHEETS                                      DECEMBER 31,
                                                                ---------------------------
(In millions) (Unaudited)                                            2003           2002
===========================================================================================
ASSETS
CURRENT ASSETS
Cash and cash equivalents.................................      $   120.5       $    56.8
Accounts and other receivables, net.......................          105.6           114.7
Receivables from non-filing entities, net.................           46.2            43.4
Inventories...............................................           81.2            70.5
Other current assets......................................           47.9            45.6
                                                                ---------------------------
TOTAL CURRENT ASSETS......................................          401.4           331.0

Properties and equipment, net.............................          383.9           389.7
Cash value of life insurance policies, net of policy loans           90.8            82.4
Deferred income taxes.....................................          587.9           574.4
Asbestos-related insurance expected to be realized after
 one year.................................................          269.4           282.6
Loans receivable from non-filing entities, net............          448.0           444.4
Investment in non-filing entities.........................          283.8           244.7
Other assets..............................................           92.7            92.2
                                                                ---------------------------
TOTAL ASSETS..............................................      $ 2,557.9       $ 2,441.4
                                                                ===========================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
Current liabilities.......................................      $    94.6       $    99.3
Other liabilities.........................................          181.6           229.6
                                                                ---------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE...............          276.2           328.9

LIABILITIES SUBJECT TO COMPROMISE.........................        2,465.3         2,334.7
                                                                ---------------------------
TOTAL LIABILITIES.........................................        2,741.5         2,663.6

SHAREHOLDERS' EQUITY (DEFICIT) ...........................         (183.6)         (222.2)
                                                                ---------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) .....      $ 2,557.9       $ 2,441.4
===========================================================================================

Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court's allowance of contingent or disputed claims.

The Debtors' Chapter 11 expenses for 2003, 2002, and 2001 consist of:

===========================================================================================
(In millions)                                       2003            2002             2001
-------------------------------------------------------------------------------------------
Legal and financial advisory fees........       $   15.4       $   30.6         $   16.6
Interest income..........................           (0.6)          (0.5)            (0.9)
                                                 -----------------------------------------
Chapter 11 expenses, net.................       $   14.8       $   30.1         $   15.7
===========================================================================================

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

PROPERTY DAMAGE LITIGATION

The plaintiffs in asbestos property damage lawsuits generally seek to have the defendants absorb the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. Each property damage case is unique in that the age, type, size and use of the building, and the difficulty of asbestos abatement, if necessary, vary from structure to structure. Information regarding product identification, the amount of product in the building, the age, type, size and use of the building, the jurisdictional history of prior cases and the court in which the case is pending has provided meaningful guidance as to the range of potential costs. Grace has recorded a liability for all outstanding property damage cases for which sufficient information is available to form a reasonable estimate of the cost to resolve such litigation. (See "Asbestos-Related Liability" below.)

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

Approximately 4,000 additional property damage claims were filed prior to the March 31, 2003 claims bar date. Grace has analyzed the information provided by the claimants and has attempted to assess the validity and potential liability related to these claims. Approximately 170 claims contained insufficient information to permit an evaluation. (See "Asbestos-Related Liability" below for further discussion.)

The ZAI cases were filed as class action lawsuits in 2000 and 2001 on behalf of owners of homes containing ZAI. These cases seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. The plaintiffs assert that this product is in millions of homes throughout the U.S. and that the cost of removal could be several thousand dollars per home. As a result of the Filing, these cases have been transferred to the U.S. Bankruptcy Court. Based on Grace's investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that the product was and continues to be safe for its intended purpose and poses little or no threat to human health. In July 2002, the Bankruptcy Court approved special counsel to represent the ZAI claimants, at the Debtors' expense, in a proceeding to determine certain threshold scientific issues regarding ZAI. The parties have completed discovery with respect to these threshold issues and have filed motions asking the Bankruptcy Court to resolve a number of important legal and factual issues regarding the ZAI claims. The Debtors expect the Bankruptcy Court to establish a schedule for determining the pending motions following the next status conference in May 2004. At this time, Grace is not able to assess the extent of any possible liability related to this matter.

BODILY INJURY LITIGATION

Asbestos bodily injury claims are generally similar to each other (differing primarily in the type of asbestos-related illness allegedly suffered by the plaintiff). However, Grace's estimated liability for such claims has been influenced by numerous variables, including the solvency of other former producers of asbestos containing products, cross-claims by co-defendants, the rate at which new claims are filed, the jurisdiction in which the claims are filed, and the defense and disposition costs associated with these claims. Grace's bodily injury liability reflects management's estimate, as of the Filing Date (adjusted for post-Filing defense and claims administration costs), of the number and ultimate cost of present and future bodily injury claims expected to be asserted against Grace given demographic assumptions of possible exposure to asbestos containing products previously manufactured by Grace.

Cumulatively through the Filing Date, 16,354 asbestos bodily injury lawsuits involving approximately 35,720 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 55,489 lawsuits involving approximately 163,698 claims were disposed of (through settlement and judgments) for a total of $645.6 million. (See "Asbestos-Related Liability" below.)

Approximately 1,000 claims for medical monitoring were filed against the Debtors prior to the bar date. These claims were made by individuals for medical monitoring, but not bodily injury, due to exposure to asbestos through Grace's products or operations. Based on the number and expected value of such claims, Grace does not believe such claims will have a material effect on the Consolidated Financial Statements.

ASBESTOS-RELATED LIABILITY

Asbestos-related litigation is stayed by the Chapter 11 Cases. Ongoing costs are generally limited to claims administration costs and to defense costs incurred in connection with litigation permitted by the Bankruptcy Court. Other adjustments to the recorded liability will be based on developments in the Chapter 11 Cases including additional information or developments related to the new property damage claims submitted, and the assessment process.

For periods prior to and as of the Filing Date, Grace's estimated asbestos-related property damage and bodily injury liabilities were based on its experience with, and recent trends in, asbestos litigation. Its recorded liabilities covered indemnity and defense costs for pending property damage cases for which sufficient information was available, and for pending and projected future bodily injury claims. Since the Filing, Grace is aware that bodily injury claims have continued to be filed against co-defendant companies, and at higher than historical rates. Grace believes that had it not filed for Chapter 11 reorganization, it likely would have received thousands more claims than it had previously projected.

The total asbestos-related liability balances as of December 31, 2003 and 2002 were $992.3 million and $973.2 million, respectively. The increase in the liability during 2003 reflects a $30.0 million pre-tax charge taken in the fourth quarter for new asbestos-related property damage claims, net of defense and claims administration costs. The pre-tax charge was based on an initial review, completed in the fourth quarter of 2003, of more than 4,000 new claims submitted prior to the March 31, 2003 claims bar date. Each claim is unique as to property, product in question, legal status of claimant, potential cost of remediation, and other factors. Such claims were reviewed in detail by Grace, categorized into claims with sufficient information to be evaluated or claims that require additional information and, where sufficient information existed, the cost of resolution was estimated. (Grace's revised estimate of liability does not include any amounts for approximately 170 claims for which sufficient information was not available to evaluate potential liability.) However, due to the Filing and the uncertainties of asbestos-related litigation, the actual amount of Grace's asbestos-related liability could differ materially from the recorded liability. The recorded asbestos-related liability is included in "liabilities subject to compromise."

Recently, federal legislation has been proposed to address asbestos-related bodily injury litigation. In addition, several states have enacted or proposed legislation affecting asbestos-related bodily injury litigation. At this time, Grace cannot predict what impact any such legislation would have on Grace's asbestos-related bodily injury liability, or its ultimate plan of reorganization.

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


==================================================================================================
ESTIMATED INSURANCE RECOVERY ON ASBESTOS-RELATED LIABILITIES
(In millions)                                                         2003             2002
--------------------------------------------------------------------------------------------------
INSURANCE RECEIVABLE
Asbestos-related insurance receivable, beginning of year ...     $   282.6        $   293.4
Proceeds received under asbestos-related insurance
  settlements ..............................................         (13.2)           (10.8)
                                                                 ---------------------------------
Asbestos-related insurance receivable, end of year expected
  to be realized after one year ............................     $   269.4        $   282.6
==================================================================================================

--------------------------------------------------------------------------------
4.    INCOME TAXES
--------------------------------------------------------------------------------

The components of (loss) income from consolidated operations before income taxes and the related benefit from (provision for) income taxes for 2003, 2002, and 2001 are as follows:

==================================================================================================
INCOME TAXES - CONSOLIDATED OPERATIONS
(In millions)                                                       2003       2002        2001
--------------------------------------------------------------------------------------------------
(Loss) income before income taxes:
  Domestic..................................................      $ (175.7)  $  (44.6)  $   67.1
  Foreign...................................................         126.2      104.8       75.7
  Intercompany eliminations.................................         (18.0)      (0.1)      (0.5)
                                                                 ---------------------------------
                                                                  $  (67.5)  $   60.1   $  142.3
                                                                 =================================
Benefit from (provision for) income taxes:
  Federal - current.........................................      $    9.9   $    8.1   $   (7.7)
  Federal - deferred........................................          34.5      (11.0)     (27.5)
  State and local - current.................................           3.8       (1.0)      (3.2)
  Foreign - current.........................................         (34.3)     (27.6)     (22.2)
  Foreign - deferred........................................          (1.6)      (6.5)      (3.1)
                                                                 ---------------------------------
                                                                  $   12.3   $  (38.0)  $  (63.7)
==================================================================================================

At December 31, 2003 and 2002, the tax attributes giving rise to deferred tax assets and liabilities consisted of the following items:

==================================================================================================
DEFERRED TAX ANALYSIS
(In millions)                                                           2003             2002
--------------------------------------------------------------------------------------------------
Liability for asbestos-related litigation....................       $   347.3       $   340.6
Net operating loss/credit carryforwards......................           141.4           155.1
Deferred state taxes.........................................           126.1           117.7
Liability for environmental remediation......................           116.4            70.4
Other postretirement benefits................................            47.0            51.5
Deferred charges.............................................            42.9            46.1
Reserves and allowances......................................            28.8            27.1
Research and development.....................................            34.6            35.0
Pension liabilities..........................................            83.1            94.6
Foreign loss/credit carryforwards............................            20.0            14.8
Other........................................................             9.8            12.4
--------------------------------------------------------------------------------------------------
Total deferred tax assets....................................           997.4           965.3
--------------------------------------------------------------------------------------------------
Asbestos-related insurance receivable........................          (100.6)         (103.6)
Pension assets...............................................           (14.2)          (13.7)
Properties and equipment.....................................           (72.4)          (71.7)
Other........................................................           (60.8)          (60.4)
--------------------------------------------------------------------------------------------------
Total deferred tax liabilities...............................          (248.0)         (249.4)
--------------------------------------------------------------------------------------------------
Deferred state taxes.........................................          (126.1)         (117.7)
Net operating loss/credit carryforwards......................           (23.7)          (23.7)
Foreign loss carryforwards...................................           (18.5)          (11.1)
--------------------------------------------------------------------------------------------------
Total valuation allowance ...................................          (168.3)         (152.5)
--------------------------------------------------------------------------------------------------
Net deferred tax assets......................................       $   581.1       $   563.4
==================================================================================================

The valuation allowance shown above arises from uncertainty as to the realization of certain deferred tax assets, primarily foreign tax credit carryforwards and foreign, state and local net operating loss carryforwards. Based upon anticipated future results, Grace has concluded that it is more likely than not that the balance of the net deferred tax assets, after consideration of the valuation allowance, will be realized. Because of the nature of the items that make up this balance, the realization period is likely to extend over a number of years and the outcome of the Chapter 11 process could materially impact the realization period.

At December 31, 2003, there were $213.7 million of U.S. federal net operating loss carryforwards, representing deferred tax assets of $74.8 million, with expiration dates through 2023; $6.2 million of foreign tax credit carryforwards with expiration dates through 2006; $15.8 million of general business credit carryforwards with expiration dates through 2008; and $44.6 million of alternative minimum tax credit carryforwards with no expiration dates.

The difference between the benefit from (provision for) income taxes at the federal income tax rate of 35% and Grace's overall income tax provision are summarized as follows:

==================================================================================================================
INCOME TAX BENEFIT (PROVISION) ANALYSIS                                      2003           2002         2001
(In millions)
------------------------------------------------------------------------------------------------------------------
Tax benefit (provision) at federal corporate rate.....................   $   23.6       $  (21.0)     $  (49.8)
Change in provision resulting from:
  Nontaxable income/non-deductible expenses...........................       (0.6)          (1.0)         (1.6)
  State and local income taxes, net of federal income tax benefit ....        2.5           (0.7)         (1.7)
  Federal and foreign taxes on foreign operations.....................       (3.6)           1.6           1.3
  Chapter 11 expenses (non-deductible)................................       (4.3)         (10.5)         (5.5)
  Tax and interest relating to tax deductibility of interest on
    life insurance policy loans (See Note 14).........................       (5.3)          (6.4)         (6.4)
                                                                         -----------------------------------------
Income tax benefit from (provision for) continuing operations.........   $   12.3       $  (38.0)     $  (63.7)
==================================================================================================================

Federal, state, local and foreign taxes have not been accrued on approximately $371.0 million of undistributed earnings of certain foreign subsidiaries, as such earnings are expected to be retained indefinitely by such subsidiaries for reinvestment. However, Chapter 11 and/or changes in the tax laws could affect this expectation in the future. The distribution of these earnings would result in additional foreign withholding taxes of approximately $17.3 million and additional federal income taxes to the extent they are not offset by foreign tax credits. It is not practicable to estimate the total tax liability that would be incurred upon such a distribution.

--------------------------------------------------------------------------------
5.    ACQUISITIONS AND JOINT VENTURES
--------------------------------------------------------------------------------

In 2003, Grace completed three business combinations for a total cash cost of $26.9 million as follows:

o In April 2003, Grace, through its subsidiary The Separations Group, acquired the business and assets of MODcol Corporation, a manufacturer of preparative chromatography columns and provider of custom column packaging services.

o In July 2003, Grace acquired the chromatography business of Argonaut Technologies, Inc., which had been marketed under the Jones Chromatography name.

o In October 2003, Grace through its German subsidiary, acquired certain assets of Tricosal Beton - Chemie GmbH & Co. KG, a leading supplier of specialty chemicals and materials to the European construction industry.

Goodwill recognized in those transactions amounted to $12.0 million, of which $1.3 million was assigned to Davison Chemicals and $10.7 million was assigned to Performance Chemicals.

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

--------------------------------------------------------------------------------
6.    OTHER INCOME
--------------------------------------------------------------------------------

Components of other income are as follows:

============================================================================================================
OTHER INCOME
(In millions)                                                           2003           2002         2001
------------------------------------------------------------------------------------------------------------
Investment income.............................................      $    5.6       $    4.7      $    5.4
Interest income...............................................           4.3            3.9           4.6
Gain on sale of investments...................................            --            1.2           7.9
Net (loss) gain on dispositions of assets.....................          (1.5)           0.7           1.8
Tolling revenue...............................................           1.0            3.1           3.1
Foreign currency..............................................          (4.4)          (1.1)          0.9
Other miscellaneous income ...................................          11.7           10.0           7.1
                                                                   -----------------------------------------
Total other income............................................      $   16.7       $   22.5      $   30.8
============================================================================================================


--------------------------------------------------------------------------------
7.  GOODWILL AND OTHER INTANGIBLE ASSETS
--------------------------------------------------------------------------------

Grace adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002 and ceased the amortization of goodwill. The pro forma impact on pre-tax income and earnings per share was immaterial. SFAS No. 142 requires that goodwill and indefinite life intangible assets be tested for impairment on at least an annual basis. For the purpose of measuring impairment under the provisions of SFAS No. 142, Grace has identified its reporting units as catalyst products and silica products (Davison Chemicals), and construction chemicals, building materials, and sealants and coatings (Performance Chemicals). In connection with the adoption of SFAS No. 142 and as of November 30, 2003, Grace evaluated its goodwill and other intangible assets that have indefinite useful lives, with no impairment charge required.

At December 31, 2003 and December 31, 2002, Grace had goodwill balances of $85.2 million and $65.2 million, respectively. The carrying amount of goodwill attributable to each reporting unit and the changes in those balances during the year ended December 31, 2003 are as follows:

==========================================================================================================
                                                                      Davison     Performance     Total
(In millions)                                                        Chemicals     Chemicals      Grace
==========================================================================================================
Balance as of December 31, 2002 .............................      $   17.0       $   48.2      $   65.2
Goodwill acquired during the year............................           1.3           10.7          12.0
Foreign currency translation adjustment......................           2.5            5.5           8.0
                                                                  ----------------------------------------
BALANCE AS OF DECEMBER 31, 2003..............................      $   20.8       $   64.4      $   85.2
==========================================================================================================

Grace's book value of other intangible assets at December 31, 2003 and December 31, 2002 was $65.1 million and $63.3 million, respectively, including unamortizable intangible assets (primarily trademarks) of $6.9 million in 2002. The composition of the remaining net amortizable intangible assets of $65.1 million and $56.4 million as of December 31, 2003 and December 31, 2002, respectively, was as follows:

==========================================================================================================
(In millions)                                                              AS OF DECEMBER 31, 2003
==========================================================================================================
                                                                     GROSS CARRYING         ACCUMULATED
                                                                         AMUOUNT            AMORTIZATION
                                                                  ----------------------------------------
Technology ..................................................      $       38.1         $       10.8
Patents......................................................              15.3                 15.2
Customer lists...............................................              29.8                  5.8
Other........................................................              15.7                  2.0
                                                                  ----------------------------------------
Total........................................................      $       98.9         $       33.8
==========================================================================================================

==========================================================================================================
(In millions)                                                              As of December 31, 2002
==========================================================================================================
                                                                    Gross Carrying         Accumulated
                                                                         Amount            Amortization
                                                                  ----------------------------------------
Technology ..................................................      $       34.6         $        4.6
Patents......................................................              15.3                 13.6
Customer lists...............................................              24.1                  3.3
Other........................................................               5.0                  1.1
                                                                 -----------------------------------------
Total........................................................      $       79.0         $       22.6
==========================================================================================================

At December 31, 2003, estimated future annual amortization expenses were:

================================================================================
ESTIMATED AMORTIZATION EXPENSE
(In millions)
--------------------------------------------------------------------------------
   2004.........................................................       $    6.0
   2005.........................................................            5.9
   2006.........................................................            5.7
   2007.........................................................            5.1
   2008.........................................................            5.0
================================================================================

--------------------------------------------------------------------------------
8.    COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

The tables below present the pre-tax, tax, and after tax components of Grace's other comprehensive income (loss) for the years ended December 31, 2003, 2002 and 2001:

==========================================================================================================
YEAR ENDED
  DECEMBER 31, 2003                                                 Pre-Tax         Tax       After Tax
(In millions)                                                        Amount       Expense       Amount
----------------------------------------------------------------------------------------------------------
Minimum pension liability adjustments..........................      $   28.2      $   (9.9)    $   18.3
Foreign currency translation adjustments.......................          75.3          --           75.3
                                                                     ------------------------------------
Other comprehensive income.....................................      $  103.5      $   (9.9)    $   93.6
==========================================================================================================

==========================================================================================================
YEAR ENDED
  DECEMBER 31, 2002                                                 Pre-Tax         Tax       After Tax
(In millions)                                                        Amount       Expense       Amount
----------------------------------------------------------------------------------------------------------
Minimum pension liability adjustments..........................      $  (227.2)    $   79.5     $ (147.7)
Foreign currency translation adjustments.......................           45.1         --           45.1
                                                                     ------------------------------------
Other comprehensive loss.......................................      $  (182.1)    $   79.5     $ (102.6)
==========================================================================================================

==========================================================================================================
YEAR ENDED
  DECEMBER 31, 2001                                                 Pre-Tax         Tax       After Tax
(In millions)                                                        Amount       Expense       Amount
----------------------------------------------------------------------------------------------------------
Minimum pension liability adjustments..........................      $ (191.4)     $   67.0     $ (124.4)
Foreign currency translation adjustments.......................         (24.8)         --          (24.8)
                                                                     ------------------------------------
Other comprehensive loss.......................................      $ (216.2)     $   67.0     $ (149.2)
==========================================================================================================

==========================================================================================================
COMPOSITION OF ACCUMULATED OTHER
  COMPREHENSIVE LOSS
(In millions)                                                                      2003            2002
----------------------------------------------------------------------------------------------------------
Minimum pension liability................................................     $  (265.4)      $  (283.7)
Foreign currency translation ............................................         (44.3)         (119.6)
                                                                              ----------------------------
Accumulated other comprehensive loss.....................................     $  (309.7)      $  (403.3)
==========================================================================================================

Grace is a global enterprise which operates in over 40 countries with local currency generally deemed to be the functional currency for accounting purposes. The foreign currency translation amount represents the adjustment necessary to translate the balance sheets valued in local currencies to the U.S. dollar as of the end of each year presented. The decline in foreign currency translation over 2003 is due to the weakening of the U.S. dollar against most other reporting currencies.

The decline in equity market returns in 2000-2002, coupled with a decline in interest rates, created a shortfall between the accounting measurement of Grace's obligations under certain of its qualified pension plans for U.S. employees and the market value of dedicated pension assets. This condition required Grace to record a minimum pension liability for these plans equal to the funding shortfall and to offset related deferred costs against shareholders' equity (deficit) at December 31, 2003 and 2002. Market returns in 2003 (22.5% for Grace's domestic pension plan assets) and contributions of $48.5 million to under-funded domestic plans were not sufficient to eliminate the minimum pension liability. (See Note 18.)

--------------------------------------------------------------------------------
9.    OTHER BALANCE SHEET ACCOUNTS
--------------------------------------------------------------------------------


====================================================================================================
(In millions)                                                              2003             2002
----------------------------------------------------------------------------------------------------
ACCOUNTS AND OTHER RECEIVABLES, NET
Trade receivables, less allowance of $4.6 (2002 - $3.7) ..........      $   331.5        $   302.8
Other receivables, less allowances of $1.7 (2002 - $1.7) .........           16.0             13.8
                                                                        --------------------------
                                                                        $   347.5        $   316.6
====================================================================================================
INVENTORIES (1)
Raw materials ....................................................      $    53.5        $    39.2
In process .......................................................           35.8             30.3
Finished products ................................................          134.0            110.8
General merchandise ..............................................           29.4             26.8
Less:  Adjustment of certain inventories to a last-in/first-out
        (LIFO) basis (2)..........................................          (38.1)           (33.5)
                                                                        --------------------------
                                                                        $   214.6        $   173.6
====================================================================================================
(1)   Inventories valued at LIFO cost comprised 49.2% of total inventories at
      December 31, 2003 and 48.4% at December 31, 2002
(2)   During 2002, a reduction in U.S. LIFO inventory levels resulted in product valued at costs pertaining to prior years being reflected in 2002 cost of sales. This so-called LIFO liquidation had the effect of increasing pre-tax income for the Davison segment and Grace by $0.5 million.
====================================================================================================
OTHER ASSETS
Deferred pension costs............................................      $   115.9        $   104.2
Deferred charges .................................................           45.7             38.7
Long-term receivables, less allowances of $0.7 (2002 - $0.8) .....            9.2              2.0
Patents, licenses and other intangible assets, net ...............           65.1             63.3
Pension-unamortized prior service cost ...........................           19.8             26.4
Investments in unconsolidated affiliates and other................            0.5              0.3
                                                                        --------------------------
                                                                        $   256.2        $   234.9
====================================================================================================
OTHER CURRENT LIABILITIES
Accrued compensation .............................................      $    44.8        $    40.0
Deferred tax liability ...........................................            0.5              0.8
Customer volume rebates ..........................................           28.1             21.2
Accrued commissions ..............................................            9.8              6.0
Accrued reorganization fees ......................................            6.9              9.4
Other accrued liabilities ........................................           55.5             53.9
                                                                        --------------------------
                                                                        $   145.6        $   131.3
====================================================================================================
OTHER LIABILITIES
Pension-underfunded plans ........................................      $   278.5        $   295.1
Other accrued liabilities ........................................            7.9              6.3
                                                                        --------------------------
                                                                        $   286.4        $   301.4
====================================================================================================

--------------------------------------------------------------------------------
10.   PROPERTIES AND EQUIPMENT
--------------------------------------------------------------------------------


====================================================================================================
(In millions)                                                              2003             2002
----------------------------------------------------------------------------------------------------
Land..............................................................      $    21.3        $    20.5
Buildings.........................................................          416.1            367.2
Information technology and equipment..............................          107.2             99.8
Machinery, equipment and other....................................        1,304.0          1,140.2
Projects under construction.......................................           24.9             66.2
                                                                        --------------------------
Properties and equipment, gross...................................        1,873.5          1,693.9
Accumulated depreciation and amortization.........................       (1,216.9)        (1,071.7)
                                                                        --------------------------
Properties and equipment, net.....................................      $   656.6        $   622.2
====================================================================================================

Interest costs are capitalized for significant, extended construction projects. Capitalized interest cost was insignificant for the periods presented. Depreciation and lease amortization expense relating to properties and equipment amounted to $96.2 million in 2003, $89.8 million in 2002, and $84.2 million in 2001. Grace's rental expense for operating leases amounted to $15.4 million in 2003, $14.9 million in 2002, and $14.2 million in 2001. (See Note 14 for information regarding contingent rentals.)

At December 31, 2003, minimum future non-cancelable payments for operating leases were:


====================================================================================
MINIMUM FUTURE PAYMENTS UNDER OPERATING LEASES
(In millions)
------------------------------------------------------------------------------------
   2004............................................................      $      16.7
   2005............................................................             13.5
   2006............................................................             12.6
   2007............................................................              7.3
   2008............................................................              6.3
   Thereafter......................................................             10.7
                                                                         -----------
   Total minimum lease payments....................................      $      67.1
====================================================================================

The above minimum non-cancelable lease payments are net of anticipated sublease income of $1.6 million in 2004, $1.5 million in 2005, $1.4 million in 2006, $1.4 million in 2007, and $0.9 million in 2008.

--------------------------------------------------------------------------------
11.   LIFE INSURANCE
--------------------------------------------------------------------------------

Grace is the beneficiary of life insurance policies on certain current and former employees with a net cash surrender value of $90.8 million and $82.4 million at December 31, 2003 and 2002, respectively. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years. The following table summarizes activity in these policies for 2003, 2002 and 2001:

=============================================================================================================
LIFE INSURANCE - ACTIVITY SUMMARY
(In millions)                                                                2003          2002        2001
-------------------------------------------------------------------------------------------------------------
Earnings on policy assets.........................................      $    38.7      $    39.4   $    40.3
Interest on policy loans..........................................          (33.1)         (34.7)      (34.9)
Premiums..........................................................            2.4            2.4         2.5
Proceeds from policy loans........................................           --             --         (48.7)
Policy loan repayments............................................            3.1            5.1        15.0
Net investing activity............................................           (2.7)          (5.4)       (2.9)
                                                                        -------------------------------------
Change in net cash value..........................................      $     8.4      $     6.8   $   (28.7)
=============================================================================================================
Gross cash value..................................................      $   478.5      $   471.3   $   477.5
Principal - policy loans..........................................         (365.3)        (365.4)     (377.6)
Accrued interest - policy loans ..................................          (22.4)         (23.5)      (24.3)
                                                                        -------------------------------------
Net cash value....................................................      $    90.8      $    82.4   $    75.6
=============================================================================================================
Insurance benefits in force.......................................      $  2,213.1     $ 2,240.8   $ 2,291.0
=============================================================================================================
Tax-free proceeds received........................................      $    11.9      $    19.4   $    18.0
=============================================================================================================


Grace's financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities. See Note 14 for tax contingencies regarding certain of these life insurance policies.

--------------------------------------------------------------------------------
12.   DEBT
--------------------------------------------------------------------------------


==================================================================================================
COMPONENTS OF DEBT
(In millions)                                                              2003           2002
==================================================================================================
DEBT PAYABLE WITHIN ONE YEAR
Other short-term borrowings (1)...................................      $     6.8      $     4.3
                                                                        --------------------------
                                                                        $     6.8      $     4.3
                                                                        ==========================
DEBT PAYABLE AFTER ONE YEAR
DIP facility (2)..................................................      $    --        $    --

DEBT SUBJECT TO COMPROMISE
Bank borrowings (3)...............................................      $   500.0      $   500.0
Other borrowings (4)..............................................            1.3            1.0
Accrued interest (5)..............................................           49.0           37.8
                                                                        --------------------------
                                                                        $   550.3      $   538.8
                                                                        ==========================
Full-year weighted average interest rates on total debt ..........            2.1%           2.8%
==================================================================================================


(1) Represents borrowings under various lines of credit and other miscellaneous borrowings.
(2) In April 2001, the Debtors entered into a debtor-in-possession post-petition loan and security agreement with Bank of America, N.A. (the "DIP facility") in the aggregate amount of $250 million. The DIP facility is secured by priority liens on substantially all assets of the Debtors, and bears interest based on LIBOR plus 2.00 to 2.25 percentage points. The Debtors have extended the term of the DIP facility through April 1, 2006. As of December 31, 2003, the Debtors had no outstanding borrowings under the DIP facility. However, $25.6 million of standby letters of credit were issued and outstanding under the facility as of December 31, 2003, which were issued mainly for trade-related matters such as performance bonds, as well as certain insurance and environmental matters. The outstanding amount of standby letters of credit issued under the DIP facility reduces the borrowing availability by a corresponding amount. Under the DIP facility, the Debtors are required to maintain $50 million of liquidity, a combination of cash, cash equivalents and the cash value of life insurance policies. As of December 31, 2003, the cash value of life insurance policies exceeded the $50 million requirement.
(3) Under bank revolving credit agreements in effect prior to the Filing, Grace could borrow up to $500 million at interest rates based upon the prevailing prime, federal funds and/or Eurodollar rates. Of that amount, $250 million was available under short-term facilities expiring in May 2001, and $250 million was available under a long-term facility expiring in May 2003. As a result of the Filing, Grace was in default under the bank revolving credit agreements, and accordingly, the balance as of the Filing Date was reclassified to debt subject to compromise in the Consolidated Balance Sheet.
(4)   Miscellaneous borrowings primarily consisting of U.S. mortgages.
(5) Grace is continuing to accrue interest expense on its pre-petition debt at the pre-petition contractual rate of LIBOR plus 100 basis points.

Interest payments amounted to $4.2 million in 2003, $1.1 million in 2002, and $9.5 million in 2001.

--------------------------------------------------------------------------------
13.   FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

DEBT AND INTEREST RATE SWAP AGREEMENTS

Grace was not a party to any derivative financial instruments at December 31, 2003 and December 31, 2002.

FAIR  VALUE  OF DEBT  AND  OTHER  FINANCIAL
INSTRUMENTS

At December 31, 2003, the fair value of Grace's debt payable within one year not subject to compromise approximated the recorded value of $6.8 million. Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. At December 31, 2003, the recorded values of other financial instruments such as cash, short-term investments, trade receivables and payables and short-term debt approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments. The fair value of debt subject to compromise is undeterminable; the ultimate value of such debt will be determined by the outcome of the Chapter 11 proceedings.

SALE OF ACCOUNTS RECEIVABLE

Prior to the Filing, Grace sold, on an ongoing basis, approximately a $100 million pool of its eligible trade accounts receivable to a multi-seller receivables company (the "conduit") through a wholly owned special purpose subsidiary (the "SPS"). Upon sale of the receivables, the SPS held a subordinated retained interest in the receivables. Under the terms of the agreement, new receivables were added to the pool as collections reduced previously sold receivables. Grace serviced, administered and collected the receivables on behalf of the SPS and the conduit. The proceeds were used for the reduction of other short-term obligations and are reflected as operating cash flows in the Consolidated Statement of Cash Flows for the year ended December 31, 2001. Grace recorded a net loss of $1.2 million in 2001 from the corresponding sales to the conduit. As a result of the Filing, which constituted an event of default under the program, the amount outstanding under the program, approximately $65.3 million, was satisfied through the use of pre-petition trade receivables collected by the SPS during the period from the Filing Date to early May 2001. The program was terminated effective May 14, 2001.

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

Grace's environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. These liabilities are evaluated based on currently available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, existing technology, prior experience in contaminated site remediation and the apportionment of costs among potentially responsible parties. Grace expects that the funding of environmental remediation activities will be affected by the Chapter 11 proceedings; any such effect could be material. Grace's environmental liabilities are included in "liabilities subject to compromise" as of December 31, 2003.

At December 31, 2003, Grace's estimated liability for environmental investigative and remediation costs totaled $332.4 million, as compared with $201.1 million at December 31, 2002. This liability covers both vermiculite and non-vermiculite related matters. The amount is based on funding and/or remediation agreements in place and Grace's best estimate of its cost for sites not subject to a formal remediation plan.

For the years ended December 31, 2003 and 2002, Grace recorded pre-tax charges of $142.5 million and $70.7 million, respectively, for environmental matters. Approximately $180.0 million of the pre-tax charges for these two years were in connection with a cost recovery lawsuit brought by the U.S. government relating to Grace's former vermiculite mining near Libby, Montana, and Grace's evaluation of probable remediation costs at vermiculite processing sites currently or formerly operated by Grace, as described below. The remainder of the pre-tax charges were primarily attributable to the ongoing review of bankruptcy claims.

Cash expenditures charged against previously established reserves for the years ended December 31, 2003, 2002 and 2001 were $11.2 million, $20.8 million and $28.9 million, respectively.

Vermiculite Related Matters

From the 1920's until 1990, Grace and previous owners conducted vermiculite mining and related activities near Libby, Montana. The vermiculite ore that was mined contained varying amounts of asbestos as a contaminant, almost all of which was removed during processing. Expanded vermiculite from Libby was used in products such as fireproofing, insulation and potting soil. In November 1999, Region 8 of the Environmental Protection Agency ("EPA") began an investigation into alleged excessive levels of asbestos-related disease in the Libby population related to these former mining activities. This investigation led the EPA to undertake additional investigative activity and to carry out response actions in and around Libby. On March 30, 2001, the EPA filed a lawsuit in U.S. District Court for the District of Montana, Missoula Division (United States v.
W. R. Grace & Company et al.) under the Comprehensive Environmental Response, Compensation and Liability Act for the recovery of costs allegedly incurred by the United States in response to the release or threatened release of asbestos in the Libby, Montana area relating to such former mining activities. These costs include cleaning and/or demolition of contaminated buildings, the excavation and removal of contaminated soil, health screening of Libby residents and former mine workers, and investigation and monitoring costs. In this action, the EPA also sought a declaration of Grace's liability that would be binding in future actions to recover further response costs.

In connection with its defense, Grace conducted its own investigation to determine whether the EPA's actions and cost claims were justified and reasonable. However, in December 2002, the District Court granted the United States' motion for partial summary judgment on a number of issues that limited Grace's ability to challenge the EPA's response actions. In January 2003, a trial was held on the remainder of the issues, which primarily involved the reasonableness and adequacy of documentation of the EPA's cost recovery claims through December 31, 2001. On August 28, 2003, the District Court issued a ruling in favor of the United States that requires Grace to reimburse the government for $54.5 million in costs expended through December 2001, and for all appropriate future costs to complete the clean-up. Grace has appealed the court's ruling.

As a result of such ruling, Grace recorded a pre-tax charge of $50.0 million in the third quarter of 2003. During the fourth quarter of 2003, Grace recorded a $70.0 million pre-tax charge for estimated remediation costs in and around Libby, Montana, and at vermiculite processing sites currently or formerly operated by Grace. Grace's estimated liability for vermiculite-related matters at December 31, 2003 and 2002 was $181.0 million and $62.7 million, respectively. Grace's estimate of expected costs is based on public comments regarding the EPA's spending plans, discussions of spending forecasts with EPA representatives, analysis of other information made available from the EPA, and evaluation of probable remediation costs at vermiculite processing sites. However, the EPA's cost estimates have changed regularly and increased substantially over the course of this clean-up. Consequently, Grace's estimate may change materially as more information becomes available. Grace's liability for this matter is included in "liabilities subject to compromise" as of December 31, 2003.

Non-Vermiculite Related Matters

At December 31, 2003 and 2002, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $151.4 million and $138.4 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. During the fourth quarter of 2003, Grace recorded a $20.0 million increase in its estimated environmental liability for non-vermiculite related sites as part of the Chapter 11 claims review process. Grace's revised estimated liability is based upon claims for which sufficient information was available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially. Grace's liability for this matter is included in "liabilities subject to compromise" as of December 31, 2003.

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

CONTINGENT RENTALS

Grace is the named tenant or guarantor with respect to leases entered into by previously divested businesses. These leases, some of which extend through the year 2017, have future minimum lease payments aggregating $123.8 million, and are fully offset by anticipated future minimum rental income from existing tenants and subtenants. In addition, Grace is liable for other expenses (primarily property taxes) relating to the above leases; these expenses are paid by current tenants and subtenants. Certain of the rental income and other expenses are payable by tenants and subtenants that have filed for bankruptcy protection or are otherwise experiencing financial difficulties. Grace believes that any loss from these lease obligations would be immaterial. Grace has rejected certain of these leases as permitted by the Bankruptcy Code, the financial impacts of which are insignificant.

TAX MATTERS

Grace has received the examination report from the Internal Revenue Service (the "IRS") for tax periods 1993 through 1996 asserting, in the aggregate, approximately $114.0 million of proposed tax adjustments, including accrued interest. The most significant contested issue addressed in such report concerns corporate-owned life insurance ("COLI") policies and is discussed below. Other proposed IRS tax adjustments include Grace's tax position regarding research and development credits, the reporting of certain divestitures and other miscellaneous proposed adjustments. The tax audit for the 1993 through 1996 tax period was under the jurisdiction of the IRS Office of Appeals, where Grace filed a protest. The IRS Office of Appeals has returned the audit to the examination team for further review of the proposed adjustments as well as several affirmative tax claims raised by Grace. Grace's federal tax returns covering periods 1997 and forward are either under examination by the IRS or open for future examination. In addition, Grace will be required to report the additional taxable income (and the related accrued interest) resulting from IRS adjustments to state and local tax jurisdictions upon resolution of the Federal tax audits. Grace believes that the impact of probable tax return adjustments are adequately recognized as liabilities at December 31, 2003. Any cash payment as a result of such adjustment would be subject to Grace's Chapter 11 proceedings.

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

The IRS has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1995 against a Grace subsidiary that formerly operated a temporary staffing business for nurses and other health care personnel. The assessments, aggregating $21.8 million, were made in connection with a meal and incidental expense per diem plan for traveling health care personnel, which was in effect through 1999, the year in which Grace sold the business. The IRS contends that certain per diem reimbursements should have been treated as wages subject to employment taxes and federal income tax withholding. Grace contends that its per diem and expense allowance plans were in accordance with statutory and regulatory requirements, as well as other published guidance from the IRS. The IRS has issued additional assessments aggregating $40.1 million for the 1996 through 1998 tax periods. The statute of limitations has expired with respect to the 1999 tax year. Grace has a right to indemnification for approximately 36% of any tax liability (including interest thereon) for the period from July, 1996 through December, 1998 from its former partner in the business. The matter is currently pending in the United States Court of Claims. Grace is currently in discussions with the Department of Justice concerning possible settlement options. Grace does not expect the resolution of this matter to have significant adverse impact on its Consolidated Financial Statements.

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

FINANCIAL ASSURANCES

Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At December 31, 2003, Grace had gross financial assurances issued and outstanding of $249.2 million, comprised of $136.8 million of surety bonds issued by various insurance companies, and $112.4 million of standby letters of credit and other financial assurances issued by various banks. Of the standby letters of credit, $19.0 million act as collateral for surety bonds, thereby reducing Grace's overall obligations under its financial assurances to a net amount of $230.2 million. Of this net amount of financial assurances, approximately $8.8 million were issued by non-Debtor entities and $221.4 million were issued by the Debtors. Of the amounts issued by the Debtors, approximately $191.3 million were issued before the Filing Date, with the remaining $30.1 million being issued subsequent to the Filing, of which $25.6 million was issued under the DIP facility.

ACCOUNTING FOR CONTINGENCIES

Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. generally accepted accounting principles. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" on the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded by Grace at December 31, 2003.

--------------------------------------------------------------------------------
15.    SHAREHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------


Under its Certificate of Incorporation, the Company is authorized to issue 300,000,000 shares of common stock, $0.01 par value. Of the common stock unissued at December 31, 2003, approximately 9,582,784 shares were reserved for issuance pursuant to stock options and other stock incentives. The Company has not paid a dividend on its common stock since 1998. The Certificate of Incorporation also authorizes 53,000,000 shares of preferred stock, $0.01 par value, none of which has been issued. Of the total, 3,000,000 shares have been designated as Series A Junior Participating Preferred Stock and are reserved for issuance in connection with the Company's Preferred Stock Purchase Rights ("Rights"). A Right trades together with each outstanding share of common stock and entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock under certain circumstances and subject to certain conditions. The Rights are not and will not become exercisable unless and until certain events occur, and at no time will the Rights have any voting power.

In November 2001, 56,911 shares of restricted stock were reclassified as treasury shares to reflect an election made by Paul J. Norris, Grace's Chairman and Chief Executive Officer, under a Bankruptcy Court approved employment agreement.

--------------------------------------------------------------------------------
16.   (LOSS) EARNINGS PER SHARE
--------------------------------------------------------------------------------

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted (loss) earnings per share.


========================================================================================================
(LOSS) EARNINGS PER SHARE
(In millions, except per share amounts)                                   2003        2002       2001
--------------------------------------------------------------------------------------------------------
NUMERATORS
 Net (loss) income................................................      $ (55.2)     $ 22.1     $ 78.6
                                                                        ==============================
DENOMINATORS
Weighted average common shares - basic calculation................         65.5        65.4       65.3
Dilutive effect of employee stock options and restricted shares...
                                                                           --           0.1        0.1
                                                                        ------------------------------
Weighted average common shares - diluted calculation..............         65.5        65.5       65.4
                                                                        ==============================
BASIC (LOSS) EARNINGS PER SHARE...................................      $ (0.84)     $ 0.34     $ 1.20
                                                                        ==============================
DILUTED (LOSS) EARNINGS PER SHARE.................................      $ (0.84)     $ 0.34     $ 1.20
========================================================================================================


Stock options that could potentially dilute basic (loss) earnings per share (that were excluded from the computation of diluted (loss) earnings per share because their exercise prices were greater than the average market price of the common shares) averaged approximately 9.4 million in 2003, 11.5 million in 2002, and 14.2 million in 2001. As a result of the 2003 net loss of $55.2 million, approximately 100,000 of employee compensation-related shares issuable under stock options were excluded from the diluted loss per share calculation in 2003 because their effect would have been antidilutive.

--------------------------------------------------------------------------------
17.   STOCK INCENTIVE PLANS
--------------------------------------------------------------------------------

Each stock option granted under the Company's stock incentive plans has an exercise price equal to the fair market value of the Company's common stock on the date of grant. Options become exercisable at the time or times determined by the Compensation Committee of the Company's Board of Directors and may have terms of up to ten years and one month. The following table sets forth information relating to such options during 2003, 2002 and 2001:

==========================================================================

STOCK OPTION ACTIVITY                                    2003
--------------------------------------------------------------------------
                                              Number of        Average
                                               Shares       Exercise Price
                                            ------------------------------
Balance at beginning of year.............    10,440,417         $ 11.94
Options exercised........................       (15,831)           2.40
Options terminated or cancelled..........      (841,802)          11.24
                                            --------------
Balance at end of year...................     9,582,784           12.02
==========================================================================
Exercisable at end of year...............     9,227,438         $ 12.39
==========================================================================
                                                           2002
                                            ------------------------------
Balance at beginning of year.............    12,772,431         $ 11.88
Options exercised........................        (1,266)           2.40
Options terminated or cancelled..........    (2,330,748)          11.60
                                            --------------
Balance at end of year...................    10,440,417           11.94
==========================================================================
Exercisable at end of year...............     8,973,964         $ 12.58
==========================================================================
                                                           2001
                                            ------------------------------
Balance at beginning of year.............    14,005,209         $ 12.70
Options granted..........................     1,339,846            2.53
Options terminated or cancelled..........    (2,572,624)          11.46
                                            --------------
Balance at end of year...................    12,772,431           11.88
==========================================================================
Exercisable at end of year...............     9,586,993         $ 12.64
==========================================================================

Currently outstanding options expire on various dates through November 2011. At December 31, 2003, 4,474,004 shares were available for additional stock option or restricted stock grants.

Following is a summary of stock options outstanding at December 31, 2003:

================================================================================
STOCK OPTIONS OUTSTANDING
--------------------------------------------------------------------------------
                             Weighted-
                              Average      Weighted-                   Weighted-
 EXERCISE                    Remaining      Average                     Average
  PRICE        Number       Contractual    Exercise       Number       Exercise
  RANGE     Outstanding    Life (Years)      Price      Exercisable      Price
--------------------------------------------------------------------------------
$1 - $8       2,300,702         5.23        $  4.17      1,945,356      $  4.49
$8 - $13      2,974,756         4.81          12.30      2,974,756        12.30
$13 - $18     2,791,126         7.44          14.14      2,791,126        14.14
$18 - $21     1,516,200         6.02          19.47      1,516,200        19.47
              ---------                                  ---------
              9,582,784         5.87          12.02      9,227,438        12.39
================================================================================

At December 31, 2001, restrictions on all prior grants of restricted stock, net of forfeitures, totaled 55,000 shares; these restrictions lapsed in 2002. The quoted market value of the restricted shares at the date of grant was amortized to expense ratably over the restriction period.

--------------------------------------------------------------------------------
18.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS PLANS
--------------------------------------------------------------------------------

Grace maintains defined benefit pension plans covering employees of certain units who meet age and service requirements. Benefits are generally based on final average salary and years of service. Grace funds its U.S. pension plans ("domestic plans") in accordance with U.S. federal laws and regulations. Non-U.S. pension plans ("foreign plans") are funded under a variety of methods, as required under local laws and customs, and therefore cannot be summarized.

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

An amendment to the structure of the retiree-paid premiums for postretirement medical benefits was approved by the Company's Board in November 2001. The amendment became effective January 1, 2002, and requires all retirees and beneficiaries covered by the postretirement medical plan to contribute a minimum of 40% of the calculated premium for that coverage. Also, during 2002, per capita costs under the retiree medical plans exceeded caps on the amount Grace was required to contribute under a 1993 amendment to the plan. As a result, for 2003 and future years, retirees will bear 100% of any increase in premium costs.

At December 31, 2003 and 2002 the accounting measure of the accumulated benefit obligation for certain of the domestic and foreign plans exceeded the fair value of dedicated plan assets. As a result, Grace's accumulated other comprehensive loss, reflected as a reduction of shareholders' equity (deficit), includes the recognition of a minimum pension liability as of December 31, 2003 and 2002 of $408.3 million ($265.4 million, net of tax) and $436.5 million ($283.7 million, net of tax), respectively. These amounts include offsets of related deferred pension costs.

The following summarizes the changes in benefit obligations and fair value of retirement plan assets during 2003 and 2002 (Grace uses a December 31 measurement date for the majority of its plans):

====================================================================================================================================
                                                                         PENSION
                                                --------------------------------------------------------------        OTHER
                                                                                                                 POST-RETIREMENT
                                                        U.S.              NON-U.S.               TOTAL                PLANS
CHANGE IN FINANCIAL STATUS OF RETIREMENT PLANS  ------------------------------------------------------------------------------------
(In millions)                                     2003       2002     2003      2002       2003        2002      2003       2002
------------------------------------------------------------------------------------------------------------------------------------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit obligation at beginning of year.......  $ 870.2   $ 776.6   $ 233.7   $ 196.1   $ 1,103.9   $   972.7   $ 123.8    $ 136.0
Service cost..................................      9.8       8.5       5.3       4.3        15.1        12.8       0.6        0.6
Interest cost.................................     56.4      55.1      14.4      12.5        70.8        67.6       8.1        8.7
Plan participants' contributions..............     --        --         0.9       0.4         0.9         0.4       --         --
Amendments....................................     --         5.6      --         2.4        --           8.0       --       (31.1)
Acquisitions..................................     --        --         0.2      --           0.2        --         --         --
Change in discount rates and other assumptions     53.7      93.6      18.9       2.8        72.6        96.4       7.1       31.1
Benefits paid.................................    (72.0)    (69.2)    (13.6)    (11.1)      (85.6)      (80.3)    (12.6)     (21.5)
Currency exchange translation adjustments.....     --        --        34.1      26.3        34.1        26.3       --         --
------------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year.............  $ 918.1   $ 870.2   $ 293.9   $ 233.7   $ 1,212.0   $ 1,103.9   $ 127.0    $ 123.8
====================================================================================================================================

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year  $ 557.2   $ 689.5   $ 159.2   $ 167.3   $   716.4   $   856.8   $   --     $   --
Actual return on plan assets..................    120.0     (67.8)     20.8     (21.4)      140.8       (89.2)      --         --
Employer contribution.........................     52.9       4.3       7.6       5.9        60.5        10.2      12.6       21.5
Acquisitions..................................     --         0.4       0.1       1.8         0.1         2.2       --         --
Plan participants' contribution...............     --        --         0.9       0.4         0.9         0.4       --         --
Benefits paid.................................    (72.0)    (69.2)    (13.6)    (11.1)      (85.6)      (80.3)    (12.6)     (21.5)
Currency exchange translation adjustment......     --        --        18.2      16.3        18.2        16.3       --         --
------------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year......  $ 658.1   $ 557.2   $ 193.2   $ 159.2   $   851.3   $   716.4   $   --     $   --
====================================================================================================================================

Funded status.................................  $(260.0)  $(313.0)  $(100.7)  $ (74.5)  $  (360.7)  $  (387.5)  $(127.0)   $(123.8)
Unrecognized transition obligation............     --        --         0.1       0.5         0.1         0.5       --         --
Unrecognized actuarial loss...................    423.4     463.6     108.0      90.6       531.4       554.2      55.4       51.9
Unrecognized prior service cost/(benefit).....     20.6      26.1       3.6       3.8        24.2        29.9     (62.7)     (75.3)
------------------------------------------------------------------------------------------------------------------------------------
Net amount recognized.........................  $ 184.0   $ 176.7   $  11.0   $  20.4   $   195.0   $   197.1   $(134.3)   $(147.2)
====================================================================================================================================

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE
  SHEET CONSIST OF:
Prepaid pension costs.........................  $   6.3   $   5.3   $ 109.6   $  98.9   $  115.9    $   104.2   $   --     $   --
Pension obligation............................   (240.2)   (290.7)   (108.8)    (79.3)    (349.0)      (370.0)   (134.3)    (147.2)
Intangible asset..............................     19.8      26.2      --         0.2       19.8         26.4      N/A        N/A
Accumulated other comprehensive loss..........    398.1     435.9      10.2       0.6      408.3        436.5      N/A        N/A
------------------------------------------------------------------------------------------------------------------------------------
Net amount recognized.........................  $ 184.0   $ 176.7   $  11.0   $  20.4   $  195.0    $   197.1   $(134.3)   $(147.2)
====================================================================================================================================
(Decrease) Increase in Minimum Liability
  Included in Other Comprehensive
  Income (Loss)...............................  $ (37.8)  $ 227.5   $   9.6   $  (0.3)      NM          NM          NM         NM
====================================================================================================================================
WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE
  BENEFIT OBLIGATIONS AS OF DECEMBER 31
Discount rate.................................     6.25%     6.75%     5.32%     5.72%      NM          NM         6.25%     6.75%
Rate of compensation increase.................     4.25%     4.25%     3.50%     3.84%      NM          NM          NM         NM
====================================================================================================================================
WEIGHTED AVERAGE ASSUMPTIONS USED TO    U.S.
  DETERMINE NET PERIODIC BENEFIT COST   ----
  FOR YEARS ENDED DECEMBER 31           2004
                                        ----
Discount rate.......................    6.25%      6.75%      7.25%    5.72%     5.87%      NM          NM         6.75%     7.25%
Expected return on plan assets......    8.00%      8.25%      9.00%    8.16%     8.67%      NM          NM          NM         NM
Rate of compensation increase.......    4.25%      4.25%      4.25%    3.84%     4.08%      NM          NM          NM         NM
====================================================================================================================================



====================================================================================================================================
                                                             2003                      2002                        2001
                                                  ----------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST (INCOME)              NON-                     Non-                         Non-
(Dollars in millions)                               U.S.      U.S.    OTHER    U.S.    U.S.      Other     U.S.     U.S.     Other
------------------------------------------------------------------------------------------------------------------------------------
Service cost.....................................  $  9.8   $  5.3   $  0.6   $  8.5  $  4.3   $  0.6    $  7.9    $  3.8   $  0.7
Interest cost....................................    56.4     14.4      8.1     55.1    12.5      8.7      55.3      11.2      9.8
Expected return on plan assets...................   (44.5)   (13.3)      --    (59.1)  (14.8)     --      (69.1)    (15.9)    --
Amortization of transition obligation (asset)....    --        0.5       --      0.7     0.4      --      (10.0)     --       --
Amortization of prior service cost (benefit).....     5.5      0.6    (12.7)     5.2     0.6    (12.7)      7.6       0.5     (8.3)
Amortization of unrecognized actuarial loss......    18.4      4.4      3.7      9.7     1.8      3.0       2.4       0.2      0.1
Net curtailment and settlement loss..............    --        0.6       --       --      --      --         --       0.2     --
------------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost (income)...............  $ 45.6   $ 12.5   $ (0.3)  $ 20.1  $  4.8   $ (0.4)   $ (5.9)   $ --     $  2.3
====================================================================================================================================

NM  - Not meaningful
N/A - Not applicable

================================================================================================================================
                                                                                                            OTHER POST-
PENSION PLANS WHERE ACCUMULATED BENEFIT OBLIGATIONS            U.S.                NON-U.S.              RETIREMENT PLANS
EXCEED PLAN ASSETS                                   ---------------------------------------------------------------------------
(In millions)                                           2003        2002       2003        2002         2003          2002
--------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation...................       $ 909.6     $ 867.1     $ 121.0     $  95.6        N/A           N/A
Accumulated benefit obligation (1).............         887.8       841.9       111.3        82.1      $ 127.0       $ 123.8
Fair value of plan assets......................         647.6       551.2         5.3         3.3        --            --
================================================================================================================================

N/A - Not applicable
(1) The accumulated benefit obligation for all domestic plans was $896.2 million and $845.0 million at December 31, 2003 and 2002, respectively.


The target allocation of investment assets for 2004, the actual allocation at December 31, 2003 and 2002, and the expected long-term rate of return by asset category for Grace's domestic plans are as follows:

==============================================================================================
                                                                             WEIGHTED-AVERAGE
                                                            PERCENTAGE OF        EXPECTED
                                                TARGET       PLAN ASSETS        LONG-TERM
                                              ALLOCATION     DECEMBER 31,     RATE OF RETURN
                                             -------------------------------------------------
ASSET CATEGORY                                   2004        2003     2002         2003
----------------------------------------------------------------------------------------------
U.S. stock................................       45%         45%        42%          4.01%
Non-U.S. Stock............................       15%         16%        20%          2.39%
Short-term fixed income...................       10%          7%        --%            --%
Intermediate-term fixed income............       30%         32%        38%          1.85%
                                             --------------------------------
Total.....................................      100%        100%       100%          8.25%
==============================================================================================

The investment goal for the domestic plans is to earn a long-term rate of return consistent with the long-term funding requirements of the underlying benefit obligation and cash flow profile. Plan amendments, assumptions and demographics are considered in determining the necessary level of returns.

The domestic pension plans have assets managed by six investment managers. Some of the general restrictions on their investments are summarized as follows:

o For fixed income securities: single issuers are limited to 5% of the portfolio's market value (with the exception of U.S. government and agency securities); the average credit quality of the portfolio shall be at least A rated; no more than 15% of the market value of the portfolio shall be invested in non-dollar denominated bonds; and privately placed securities are limited to no more than 50% of the portfolio's market value.

o For U.S. equity securities; the portfolio is entirely passively managed through investment in the Wilshire 5000 index.

o For non-U.S. equity securities; no individual security shall represent more than 5% of the portfolio's market value at any time, investment in U.S. common stock securities is prohibited (with the exception of American Depository Receipts) and emerging market securities may represent up to 30% of the total portfolio's market value. Currency futures and forward contracts may be held for the sole purpose of hedging existing currency risk in the portfolio.

For 2004, the expected long-term rate of return on assets for domestic plans is 8.0% (8.25% in 2003). Average annual returns over one, three, five, ten and fifteen year periods were 22.57%, 0.98%, 3.28%, 7.12%, and 8.50%, respectively. The change in the expected rate is due to the reallocation of targeted equity from 65% stocks/35% bonds to 60% stocks/40% bonds in December 2003. Grace reallocated the assets due to the volatility in the equity markets and to maintain an investment portfolio more in line with the profile of the domestic plan participants, a significant portion of whom are drawing current benefits.

Non-U.S. pension plans accounted for approximately 22% of total global pension assets at December 31, 2003 and 2002, respectively. Each of these plans, where applicable, abide by local requirements and regulations. Some of the local requirements include the establishment of a local pension committee, a formal statement of investment policy and procedures, and routine plan valuations by hired plan actuaries.

Subject to the approval of the Bankruptcy Court, Grace expects to contribute approximately $40.0 million to its domestic qualified defined benefit pension plans and approximately $12.0 million to its other postretirement plans in 2004. Of the approximately $40.0 million expected to be contributed to the domestic pension plans during 2004, approximately $33.0 million is estimated to be needed to satisfy minimum funding requirements under the Employee Retirement Income Security Act of 1984. Grace intends to contribute the additional $7.0 million to help fund the shortfall between the accounting measurement of Grace's U.S. qualified pension obligations and the market value of dedicated pension assets. The entire contribution to fund the other postretirement benefit plans is discretionary, as the plans are not subject to any minimum regulatory funding requirements.

For 2003 measurement purposes, the per capita cost of covered retiree health care benefits for pre-age 65 and post-age 65, respectively, were assumed to increase at rates of 8.25% and 8.65%, respectively. The rate is assumed to decrease gradually to 5.3% through 2007 and remain at that level thereafter. A one percentage point increase or decrease in assumed health care medical cost trend rates would have a negligible impact on Grace's postretirement benefit obligations.

--------------------------------------------------------------------------------
19.   BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

Grace is a global producer of specialty chemicals and specialty materials. It generates revenues from two business segments: Davison Chemicals and Performance Chemicals. Davison Chemicals produces a variety of catalyst and silica products. Performance Chemicals produces specialty construction chemicals, building materials and sealants and coatings. Intersegment sales, eliminated in consolidation, are not material. The table below presents information related to Grace's business segments for 2003, 2002, and 2001. Only those corporate expenses directly related to the segment are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.


================================================================================
BUSINESS SEGMENT DATA
(In millions)                                2003           2002          2001
--------------------------------------------------------------------------------
NET SALES
Davison Chemicals....................     $ 1,039.9      $   939.3     $   868.3
Performance Chemicals................         940.6          880.4         854.6
                                       -----------------------------------------
Total................................     $ 1,980.5      $ 1,819.7     $ 1,722.9
                                       =========================================
PRE-TAX OPERATING INCOME
Davison Chemicals....................     $   118.9      $   129.4     $   123.8
Performance Chemicals................         107.9           98.8          96.7
                                       -----------------------------------------
Total................................     $   226.8      $   228.2     $   220.5
                                       =========================================
DEPRECIATION AND AMORTIZATION
Davison Chemicals....................     $    67.6      $    61.7     $    58.5
Performance Chemicals................          33.1           32.0          29.6
                                       -----------------------------------------
Total................................     $   100.7      $    93.7     $    88.1
                                       =========================================
CAPITAL EXPENDITURES
Davison Chemicals....................     $    68.1      $    59.5     $    39.3
Performance Chemicals................          16.5           27.9          22.8
                                       -----------------------------------------
Total................................     $    84.6      $    87.4     $    62.1
                                       =========================================
TOTAL ASSETS
Davison Chemicals....................     $   797.1      $   734.1     $   687.2
Performance Chemicals................         609.2          528.7         498.8
                                       -----------------------------------------
Total................................     $ 1,406.3      $ 1,262.8     $ 1,186.0
================================================================================


The table below presents information related to the geographic areas in which Grace operated in 2003, 2002 and 2001.

================================================================================
GEOGRAPHIC AREA DATA
(In millions)                                  2003        2002         2001
--------------------------------------------------------------------------------
NET SALES
United States...........................   $   804.3    $   827.1    $   829.7
Canada and Puerto Rico..................        78.9         56.1         40.3
Germany.................................        92.2         70.9         61.8
Europe, other than Germany..............       584.7        490.0        417.6
Asia Pacific............................       312.7        269.0        266.7
Latin America...........................       107.7        106.6        106.8
                                       -----------------------------------------
Total...................................   $ 1,980.5    $ 1,819.7    $ 1,722.9
================================================================================
PROPERTIES AND EQUIPMENT, NET
United States...........................   $   386.4    $   392.0    $   386.7
Canada and Puerto Rico..................        19.4         18.5         20.1
Germany.................................       120.7         89.6         77.7
Europe, other than Germany..............        72.3         63.7         41.6
Asia Pacific............................        46.8         47.4         49.1
Latin America...........................        11.0         11.0         15.1
                                       -----------------------------------------
Total...................................   $   656.6    $   622.2    $   590.3
================================================================================

Pre-tax operating income, depreciation and amortization, capital expenditures and total assets for Grace's business segments are reconciled below to amounts presented in the Consolidated Financial Statements.

============================================================================================================
RECONCILIATION OF BUSINESS SEGMENT
DATA TO FINANCIAL STATEMENTS
(In millions)                                                          2003           2002          2001
------------------------------------------------------------------------------------------------------------
Pre-tax operating income - business segments..................      $  226.8        $  228.2      $  220.5
Minority interest.............................................          (1.2)            2.2           3.7
(Loss) gain on sale of investments and disposal of assets.....          (1.5)            1.9           9.7
Provision for environmental remediation.......................        (142.5)          (70.7)         (5.8)
Provision for asbestos-related litigation.....................         (30.0)           --            --
Interest expense and related financing costs..................         (15.6)          (20.0)        (37.1)
Corporate costs...............................................         (78.1)          (47.4)        (33.0)
Other, net....................................................         (11.8)           (1.8)          3.7
                                                                    ----------------------------------------
(Loss) income from operations before Chapter 11
  expenses, income taxes, and minority interest...............      $  (53.9)       $   92.4      $  161.7
============================================================================================================
Depreciation and amortization
  - business segments.........................................      $  100.7        $   93.7      $   88.1
  - corporate.................................................           2.2             1.2           1.1
                                                                    ----------------------------------------
Total depreciation and amortization                                 $  102.9        $   94.9      $   89.2
============================================================================================================
Capital Expenditures
  - business segments.........................................      $   84.6        $   87.4      $   62.1
  - corporate.................................................           1.8             3.7           0.8
                                                                    ----------------------------------------
Total capital expenditures....................................      $   86.4        $   91.1      $   62.9
============================================================================================================
Total assets
  - business segments.........................................      $1,406.3        $1,262.8      $1,186.0
  - corporate.................................................         581.6           551.6         558.1
Asbestos-related receivables..................................         269.4           282.6         283.7
Deferred tax assets...........................................         616.9           594.7         525.4
                                                                    ----------------------------------------
Total assets..................................................      $2,874.2        $2,691.7      $2,553.2
============================================================================================================

--------------------------------------------------------------------------------
20. QUARTERLY SUMMARY AND STATISTICAL INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------

===============================================================================================================
QUARTERLY SUMMARY AND STATISTICAL INFORMATION (Unaudited)
(In millions, except per share)
---------------------------------------------------------------------------------------------------------------
                                                      March 31       June 30   September 30    December 31(1)
---------------------------------------------------------------------------------------------------------------
2003
Net sales..........................................    $ 444.8       $ 503.4      $ 521.0         $ 511.3
Cost of goods sold.................................      296.7         329.7        336.5           326.9
Net (loss) income..................................       (2.3)          6.5         (9.9)          (49.5)

Net (loss) income per share: (2)
  Basic earnings per share:
     Net (loss) income.............................    $ (0.04)      $  0.10      $ (0.15)        $ (0.75)
  Diluted earnings per share:
     Net (loss) income.............................      (0.04)         0.10        (0.15)          (0.75)

Market price of common stock: (3)
    High...........................................    $  2.89       $  4.41      $  5.52         $  3.84
    Low............................................       1.48          1.65         2.57            2.34
    Close..........................................       1.48          4.41         3.10            2.57

---------------------------------------------------------------------------------------------------------------

2002
Net sales..........................................    $ 413.2      $  471.8      $ 480.0         $ 454.7
Cost of goods sold.................................      259.9         294.2        300.0           294.0
Net income (loss)..................................       12.4          21.2         14.0           (25.5)

Net income (loss) per share: (2)
  Basic earnings per share:
     Net income (loss).............................    $  0.19       $  0.32      $  0.21         $ (0.39)
  Diluted earnings per share:
     Net income (loss).............................       0.19          0.32         0.21           (0.39)

Market price of common stock: (3)
    High...........................................    $  2.47       $  3.75      $  3.05         $  2.50
    Low............................................       1.56          2.13         1.46            0.99
    Close..........................................       2.20          3.00         1.60            1.96
===============================================================================================================

(1) Fourth quarter 2003 net loss includes $120.0 million for pre-tax charges to adjust Grace's estimated liability for environmental remediation and asbestos-related property damage. Fourth quarter 2002 net loss includes a $51.0 million pre-tax charge to adjust Grace's estimate of defense and other probable costs to resolve cost recovery claims by the EPA for clean-up of vermiculite in and around Libby, Montana.

(2) Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.

(3) Principal market: New York Stock Exchange.

==================================================================================================================================
FINANCIAL SUMMARY (1)
(In millions, except per share amounts)
----------------------------------------------------------------------------------------------------------------------------------
                                                                 2003           2002          2001          2000           1999
----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS
Net sales ................................................    $  1,980.5    $  1,819.7     $  1,722.9   $   1,597.4   $    1,550.9
(Loss) income from continuing operations before Chapter 11
    expenses, income taxes, and minority interest (2).....         (53.9)         92.4          161.7         (19.7)         203.4
(Loss) income from continuing operations (2)..............         (55.2)         22.1           78.6         (89.7)         130.2
Income from discontinued operations (2) ..................          --            --             --            --              5.7
Minority interest in consolidated entities................           1.2          (2.2)          (3.7)         --             --
Net (loss) income ........................................         (55.2)         22.1           78.6         (89.7)         135.9
----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Current assets (3)........................................    $    928.9    $    830.3     $    741.3   $     773.9   $      779.8
Current liabilities (3)...................................         270.8         247.3          236.1       1,092.9          769.4
Properties and equipment, net.............................         656.6         622.2          590.3         601.7          617.3
Total assets (3)..........................................       2,874.2       2,691.7        2,521.1       2,584.9        2,475.1
Total debt not subject to compromise (3)..................           6.8           4.3            6.9         421.9          136.2
Liabilities subject to compromise.........................       2,465.3       2,334.7        2,311.5          --             --
Shareholders' equity (deficit)............................        (183.6)       (222.2)        (141.7)        (71.3)         111.1
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOW
Operating activities (3) .................................    $    110.8    $    195.5     $     14.6   $    (143.7)  $      130.5
Investing activities......................................        (109.1)       (110.7)        (131.4)        (94.0)          89.4
Financing activities (3)..................................          (4.7)         (9.2)         123.7         239.9          (80.9)
Net cash flow (3).........................................          25.6          91.7           --            (7.9)         134.5
----------------------------------------------------------------------------------------------------------------------------------
DATA PER COMMON SHARE (DILUTED)
(Loss) income from continuing operations (2)..............    $    (0.84)   $     0.34     $     1.20   $     (1.34)  $       1.76
Net (loss) income ........................................         (0.84)         0.34           1.20         (1.34)          1.84
Average common diluted shares outstanding (thousands).....        65,500        65,500         65,400        66,800         73,800
----------------------------------------------------------------------------------------------------------------------------------
OTHER STATISTICS
Capital expenditures......................................    $     86.4    $     91.1     $     62.9   $      64.8   $       82.5
Common stock price range..................................    $1.48-5.52    $0.99-3.75     $1.31-4.38   $1.94-14.94   $11.81-21.00
Common shareholders of record.............................        10,734        11,187         11,643        12,240         13,215
Number of employees - continuing operations...............         6,300         6,400          6,400         6,300          6,300
==================================================================================================================================

(1) Certain prior-year amounts have been reclassified to conform to the 2003 presentation.

(2) Amounts contain a provision for environmental remediation of $142.5 million and a provision for asbestos-related claims of $30.0 million for 2003. Amounts contain a provision for environmental remediation of $70.7 million for 2002. Amounts for 2000 also contain a provision for asbestos litigation, net of expected insurance recovery, of $208.0 million.

(3) 2001 results are retroactively restated to reflect the full consolidation of Advanced Refining Technologies LLC, previously reported as an equity method joint venture. This restatement had no effect on reported sales or net income.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


--------------------------------------------------------------------------------
DESCRIPTION OF CORE BUSINESS
--------------------------------------------------------------------------------

W. R. Grace & Co. and its subsidiaries are engaged in specialty chemicals and specialty materials businesses on a global basis. Its business segments are Davison Chemicals, which produces catalyst and silica products, and Performance Chemicals, which produces specialty construction chemicals, building materials and sealants and coatings.

The table below shows the Grace business segments and product groups as a percentage of total Grace sales.

=========================================================================
                                            2003        2002       2001
-------------------------------------------------------------------------
Catalyst products....................        37%         37%        36%
Silica products......................        15%         15%        14%
                                         --------------------------------
DAVISON CHEMICALS....................        52%         52%        50%
Construction chemicals...............        23%         22%        22%
Building materials...................        12%         13%        14%
Sealants and coatings................        13%         13%        14%
                                         --------------------------------
PERFORMANCE CHEMICALS................        48%         48%        50%
                                         --------------------------------
TOTAL................................       100%        100%       100%
=========================================================================

Catalyst products includes: fluid cracking catalysts ("FCC") and additives used in petroleum refineries to convert distilled crude oil into transportation fuels and other petroleum-based products; hydroprocessing catalysts, also used in refining, to upgrade heavy oils and remove certain impurities; polyolefin catalysts, which are essential components in the manufacture of polyethylene and polypropylene resins used in products such as plastic film, high-performance plastic pipe and other plastic parts; and chemical catalysts, which are used in a variety of chemical processes. Key external drivers for catalysts are the refining industry, specifically the impacts of fuel and petrochemical demand, and crude oil supply, and the plastics industry, where demand generally correlates with general economic factors such as consumer confidence.

Silica products are used in a wide range of industrial and consumer applications such as paper, wood and coil coatings, food processing, plastics, adsorbents, personal care products and biotechnology separations. Apart from high growth segments such as coatings used for ink jet printing applications, and biotechnology, silica products' performance is largely affected by general economic conditions.

Construction chemicals and building materials are used primarily by the nonresidential construction industry. Construction chemicals add strength, control corrosion, and enhance the handling and application of concrete, and reduce the manufacturing cost and improve the quality of cement. Performance for this product group is driven by non-residential construction activity and, to a lesser extent, residential construction activity, which tend to lag the general economy in both decline and recovery. Building materials prevent water damage to structures and protect structural steel against collapse due to fire. Building materials performance is also driven by non-residential construction activity, with greater lags than construction chemicals, reflecting longer lead times for large projects. Other important external factors affecting business performance include residential re-roofing activity and a decline in fire protection demand due to changes in building codes. Since building materials is largely a North American product group, it is most strongly affected by U.S. construction activity.

Sealants and coatings are used to seal beverage and food cans, and glass and plastic bottles, and to protect metal packaging from corrosion and the contents from the influences of metal. Although this product group is affected by general economic conditions, there is an ongoing shift in demand from metal and glass to plastic packaging for foods and beverages. This shift is driving a decline in can sealant usage and providing some opportunities in closure sealants for plastic bottles and other containers.

--------------------------------------------------------------------------------
VOLUNTARY BANKRUPTCY FILING
--------------------------------------------------------------------------------

See Note 1 to the Consolidated Financial Statements for a discussion of Grace's Voluntary Bankruptcy Filing.

--------------------------------------------------------------------------------
CRITICAL ACCOUNTING ESTIMATES
--------------------------------------------------------------------------------

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities reported at the date of the Consolidated Financial Statements, and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates. Changes in estimates are recorded in the period identified. Grace's accounting measurements that are most affected by management's estimates of future events are:

o Contingent liabilities such as asbestos-related matters (see Note 3 to the Consolidated Financial Statements), environmental remediation (see Note 14 to the Consolidated Financial Statements), income taxes (see Note 14 to the Consolidated Financial Statements), and retained obligations of divested businesses.

o Pension and postretirement liabilities that depend on assumptions regarding discount rates and/or total returns on invested funds. (See Note 18 to the Consolidated Financial Statements.)

o Depreciation and amortization periods for long-lived assets, including property and equipment, intangible, and other assets.

o   Realization values of various assets such as net deferred tax assets (see
    Note 4 to the Consolidated Financial Statements), trade receivables, inventories, insurance receivables, income taxes, and goodwill.

The accuracy of these and other estimates may also be materially affected by the uncertainties arising under the Chapter 11 Cases.

--------------------------------------------------------------------------------
CONSOLIDATED OPERATIONS
--------------------------------------------------------------------------------

Set forth below is a chart that lists key operating statistics, and dollar and percentage changes for the years ended December 31, 2003, 2002, and 2001. The chart should be referenced when reading management's discussion and analysis of the results of operations and financial condition. The chart, as well as the financial information presented throughout this discussion, divides Grace's financial results between "core operations" and "noncore activities." Core operations comprise the financial results of Davison Chemicals, Performance Chemicals and the costs of corporate activities that directly or indirectly support business operations. In contrast, noncore activities comprise all other events and transactions not directly related to the generation of operating revenue or the support of core operations and generally relate to Grace's former operations and products.

Neither pre-tax income from core operations nor pre-tax income from core operations before depreciation and amortization purport to represent income or cash flow as defined under generally accepted accounting principles, and should not be considered an alternative to such measures as an indicator of Grace's performance. These measures are provided to distinguish operating results of Grace's current business base from results and related assets and liabilities of past businesses, discontinued products, and corporate legacies.

==================================================================================================================================
                                                                        $ Change   % Change                 $ Change   % Change
ANALYSIS OF CONSOLIDATED OPERATIONS                                       Fav         Fav                      Fav        Fav
(In millions)                                     2003        2002      (Unfav)     (Unfav)        2001      (Unfav)    (Unfav)
----------------------------------------------------------------------------------------------------------------------------------
NET SALES:
    Davison Chemicals......................    $ 1,039.9   $   939.3   $  100.6     10.7%       $   868.3    $  71.0     8.2%
    Performance Chemicals..................        940.6       880.4       60.2      6.8%           854.6       25.8     3.0%
                                              ------------------------------------------------------------------------------------
TOTAL GRACE SALES - CORE OPERATIONS........    $ 1,980.5   $ 1,819.7   $  160.8      8.8%       $ 1,722.9    $  96.8     5.6%
==================================================================================================================================
PRE-TAX OPERATING INCOME: (1)
    Davison Chemicals (2)..................    $   118.9   $   129.4   $  (10.5)    (8.1%)      $   123.8    $   5.6     4.5%
    Performance Chemicals..................        107.9        98.8        9.1      9.2%            96.7        2.1     2.2%
    Corporate costs:
        Support functions..................        (30.2)      (31.1)       0.9      2.9%           (38.0)       6.9    18.2%
        Pension and other..................        (47.9)      (16.3)     (31.6)  (193.9%)            5.0      (21.3)    NM
                                              ------------------------------------------------------------------------------------
    Total Corporate costs..................        (78.1)      (47.4)     (30.7)   (64.8%)          (33.0)     (14.4)  (43.6%)
                                              ------------------------------------------------------------------------------------
PRE-TAX INCOME FROM CORE OPERATIONS........        148.7       180.8      (32.1)   (17.8%)          187.5       (6.7)   (3.6%)
PRE-TAX (LOSS) INCOME FROM NONCORE
  ACTIVITIES...............................       (190.1)      (74.5)    (115.6)     NM               3.0      (77.5)    NM
     Interest expense......................        (15.6)      (20.0)       4.4     22.0%           (37.1)      17.1    46.1%
     Interest income.......................          4.3         3.9        0.4     10.3%             4.6       (0.7)  (15.2%)
                                              ------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE CHAPTER 11
  EXPENSES AND INCOME TAXES................        (52.7)       90.2     (142.9)     NM             158.0      (67.8)    NM
Chapter 11 expenses, net...................        (14.8)      (30.1)      15.3     50.8%           (15.7)     (14.4)  (91.7%)
Benefit from (provision for) income taxes..         12.3       (38.0)      50.3      NM             (63.7)      25.7     NM
                                              ------------------------------------------------------------------------------------
NET (LOSS) INCOME..........................    $   (55.2)  $    22.1   $  (77.3)     NM         $    78.6    $ (56.5)    NM
==================================================================================================================================

KEY FINANCIAL MEASURES:
  PRE-TAX INCOME FROM CORE OPERATIONS AS
      A PERCENTAGE OF SALES:
      Davison Chemicals....................         11.4%       13.8%       NM      (2.4) pts        14.3%       NM     (0.5) pts
      Performance Chemicals................         11.5%       11.2%       NM       0.3  pts        11.3%       NM     (0.1) pts
      Total Core Operations................          7.5%        9.9%       NM      (2.4) pts        10.9%       NM     (1.0) pts
  PRE-TAX INCOME FROM CORE OPERATIONS
      BEFORE DEPRECIATION AND
      AMORTIZATION.........................    $   251.6   $   275.7   $  (24.1)    (8.7%)      $   276.7    $  (1.0)   (0.4%)
      AS A PERCENTAGE OF SALES.............         12.7%       15.2%       NM      (2.5) pts        16.1%       NM     (0.9) pts
==================================================================================================================================

NET CONSOLIDATED SALES BY REGION:
  North America............................    $   883.2   $   883.2   $   --         --%       $   870.0    $  13.2     1.5%
  Europe...................................        676.9       560.9      116.0     20.7%           479.4       81.5    17.0%
  Asia Pacific.............................        312.7       269.0       43.7     16.2%           266.7        2.3     0.9%
  Latin America............................        107.7       106.6        1.1      1.0%           106.8       (0.2)   (0.2%)
                                              ------------------------------------------------------------------------------------
TOTAL......................................    $ 1,980.5   $ 1,819.7   $  160.8      8.8%       $ 1,722.9    $  96.8     5.6%
==================================================================================================================================

NM = Not meaningful      (1)   Pre-tax operating income for all periods
                               presented reflects a reallocation of the cost of earned pension benefits of active participants from corporate to the respective business segments.

                         (2) Davison Chemicals pre-tax operating income includes minority interest related to the Advanced Refining Technologies joint venture.

--------------------------------------------------------------------------------
GRACE OVERVIEW
--------------------------------------------------------------------------------

NET SALES

The following table identifies the year-over-year increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation.

================================================================================
NET SALES                                        2003 AS A PERCENTAGE
 VARIANCE ANALYSIS                           INCREASE (DECREASE) FROM 2002
--------------------------------------------------------------------------------
                                                             CURRENCY
                                        VOLUME   PRICE/MIX  TRANSLATION   TOTAL
                                      -----------------------------------------
Davison Chemicals..................       1.7%      2.8%        6.2%     10.7%
Performance Chemicals..............       2.4%      0.1%        4.3%      6.8%
Net sales..........................       2.0%      1.5%        5.3%      8.8%
--------------------------------------------------------------------------------
BY REGION:
  North America....................      (2.1%)     1.7%        0.4%       --%
  Europe...........................       5.7%     (1.4%)      16.4%     20.7%
  Latin America....................      (1.0%)     9.6%       (7.6%)     1.0%
  Asia Pacific.....................      14.4%     (1.4%)       3.2%     16.2%
================================================================================
                                                 2002 AS A PERCENTAGE
                                             INCREASE (DECREASE) FROM 2001
--------------------------------------------------------------------------------
Davison Chemicals..................       5.9%      1.4%        0.9%      8.2%
Performance Chemicals..............       4.7%     (0.7%)      (1.0%)     3.0%
Net sales..........................       5.3%      0.4%       (0.1%)     5.6%
--------------------------------------------------------------------------------
BY REGION:
  North America....................       0.3%      1.2%         --%      1.5%
  Europe...........................      14.5%     (0.9%)       3.4%     17.0%
  Latin America....................       2.5%     13.2%      (15.9%)    (0.2%)
  Asia Pacific.....................       8.4%     (7.6%)       0.1%      0.9%
================================================================================

Grace's 2003 sales were favorably impacted by currency translation, improved volume, product mix and revenue from acquisitions in silica products and construction chemicals. Acquisitions contributed $27.1 million or 1.5 percentage points of the sales volume growth. The impact from foreign currency translation occurred primarily from European sales, reflecting the strengthening of the Euro against the U.S. dollar.

In 2003 and 2002, both business segments experienced volume growth. In 2003, the volume growth in Davison Chemicals was primarily driven by acquisitions, while Performance Chemicals' volume growth was primarily driven by the construction chemicals product group. The most significant volume increases were experienced in Asia Pacific, primarily attributable to construction chemicals and catalyst products.

In 2002, catalyst volumes were strong due to increased refining catalyst demand. Silica products sales reflect the addition of two acquisitions during the first quarter of 2001 and volume increases of products used in coating applications. Construction chemicals volume growth in Europe was driven by the acquisition of Pieri S.A. in July 2001. In 2002, the most significant volume increases were experienced in Europe, primarily attributable to the Borealis A/S and Pieri S.A. acquisitions.

Reported net sales from Grace's non-U.S. operations were positively impacted by foreign currency translation in 2003, with minor impact in 2002. For countries in which Grace operates, weighted average foreign currency exchange rates appreciated approximately 8.9% in 2003 relative to the U.S. dollar, and depreciated approximately 0.1% in 2002.

PRE-TAX INCOME FROM CORE OPERATIONS

The decline in 2003 operating profit and margins was principally caused by higher costs for pensions, natural gas, and certain raw materials. A change in regional and product sales mix from North America to other regions, particularly in the first half of 2003, also contributed to the decrease.

Operating income in 2002 was adversely affected by: weakness in the global economy and in U.S. commercial construction activity; product mix; higher expenses to support growth initiatives; and higher costs for pensions, medical benefits, insurance and other operating costs. Higher sales and lower energy costs compared with 2001 favorably affected operating income in 2002.

Corporate costs include corporate functional costs (such as financial and legal services, human resources, communications and information technology), the cost of corporate governance (including directors and officers ("D&O") liability insurance) and pension costs related to both corporate employees and to the effects of changes in assets and liabilities for all Grace pension plans. Corporate costs for the year ended December 31, 2003 increased over 2002 primarily due to: (1) added costs for pension benefits to account for the negative equity market returns in 2000-2002 that have impacted the funded status of defined benefit pension plans; and (2) higher D&O liability insurance premiums. The total return on pension assets in 2003 (22.5% for Grace's domestic pension plan assets versus an assumed rate of 8.25%) were not recognized in income in 2003 under the deferral method of accounting for pension costs. These actual-to-assumed performance differences will be recognized in earnings over a period ranging from 12-24 years.

The increase in corporate costs from 2001 to 2002 was primarily attributable to an increase in pension costs and D&O liability insurance premiums, offset by lower support function expenses. Pension costs rose $29.1 million and $17.6 million in 2003 and 2002, respectively, reflecting the accounting effects of negative returns on pension assets from 2000 to 2002, and certain plan formula changes.

During 2003 and 2002, Grace continued to focus on productivity improvements to partially offset adverse market and cost factors. The results of its productivity initiatives are reflected in: (1) sales - through added plant capacity resulting from improved production processes; (2) costs - through efficiency gains and purchasing synergies; and (3) capital avoidance - by maximizing asset utilization.

Grace values its U.S. inventories under the last-in/first-out method ("LIFO"), and its non-U.S. inventories under the first-in/first-out ("FIFO") method. LIFO was selected in 1974 for U.S. financial reporting and tax purposes because it generally results in a better matching of current revenue with current costs. Grace cannot elect LIFO for its non-U.S. inventories due to statutory restrictions. However, if Grace valued its U.S. inventories using the FIFO method, consistent with non-U.S. subsidiaries, pre-tax income from core operations would have been approximately 4.0% and 3.0% higher for each of the years ended December 31, 2003 and 2002, respectively, and approximately 2.0% lower for the year ended December 31, 2001.

PRE-TAX LOSS FROM NONCORE ACTIVITIES

================================================================================
 (In millions)                                      2003       2002      2001
--------------------------------------------------------------------------------
Environmental provision - vermiculite mining...  $(122.5)    $ (68.0)   $ (5.7)
Environmental provision - all other sites......    (20.0)       (2.6)     (1.7)
Provision for asbestos-related litigation......    (30.0)       --        --
COLI income, net...............................      5.6         4.7       5.4
D&O insurance cost.............................     (6.8)       (3.4)     (3.0)
Pension and postretirement benefit costs.......     (9.0)       (6.2)      4.6
Other..........................................     (7.4)        1.0       3.4
                                                 -------------------------------
                                                 $(190.1)    $ (74.5)   $  3.0
================================================================================

The 2003 pre-tax loss from noncore activities was higher than 2002 primarily due to pre-tax charges to adjust Grace's estimated liabilities for pre-Chapter 11 contingencies. Grace increased its estimated liability for environmental clean-up related to previously operated vermiculite mining and processing sites by $122.5 million to a total of $181.0 million at December 31, 2003. Grace also recorded a $20.0 million increase in its estimated liability for non-vermiculite related environmental risks identified and measured as part of the Chapter 11 claims review process. In addition, Grace recorded a $30.0 million increase in its estimated liability for asbestos-related litigation to account for the estimated cost of resolving new asbestos-related property damage claims received through the Chapter 11 claims solicitation process.

Expense from noncore activities for 2002 included $70.7 million for Grace's defense and other probable costs to resolve pending environmental litigation (primarily relating to former vermiculite mining operations in Libby, Montana).

The pre-tax income from noncore activities for 2001 included $7.7 million from the sale of Grace's remaining cost-based investment in Cross Country Staffing, offset by accruals for legal and environmental matters primarily related to Grace's former vermiculite mining operations in Libby, Montana.

CHAPTER 11 EXPENSES

Although it is difficult to measure precisely how Chapter 11 has impacted Grace's overall financial performance, there are certain added costs that are directly attributable to operating under the Bankruptcy Code. Net Chapter 11 expenses consist primarily of legal, financial and consulting fees incurred by Grace and three creditors' committees. The decrease of Chapter 11 expenses in 2003 is related to reduced advisory activity compared with 2002. The increase in Chapter 11 expenses in 2002 compared with 2001 was due to a full year of costs and more activity in the Chapter 11 Cases. Grace believes that Chapter 11 expenses will range between $2 million and $6 million per quarter for the foreseeable future.

In addition, for 2003, 2002 and 2001, Grace's pre-tax income from core operations included expenses of $8.0 million, $7.8 million, and $10.0 million respectively, for Chapter 11-related compensation charges. Poor stock price performance in the period leading up to and after the Filing diminished the value of Grace's stock option program to current and prospective employees, which caused Grace to change its long-term incentive compensation program into a cash-based program. Grace has also sought to address employee retention issues by providing added compensation to certain employees and increasing Grace's contribution to its retirement savings and investment plan.

There are numerous other indirect costs to manage Grace's Chapter 11 proceedings such as: management time devoted to Chapter 11 matters; added cost of debt capital; added costs of general business insurance, including D&O liability insurance premiums; and lost business and acquisition opportunities due to the complexities of operating under Chapter 11.

INTEREST

The decrease in net interest expense over the last three years was primarily attributable to a lower contractual interest rate on pre-petition debt subject to compromise. The payment of interest accrued on pre-petition debt is subject to the outcome of Grace's Chapter 11 proceedings.

INCOME TAXES

Grace's benefit from (provision for) income taxes at the federal corporate rate of 35% for the years ended December 31, 2003, 2002 and 2001 was $23.6 million, ($21.0 million), and ($49.8 million), respectively. The primary differences between these amounts and the overall benefit from and provision for income taxes is attributable to current period interest on tax contingencies and the non-deductibility of certain Chapter 11 expenses.

--------------------------------------------------------------------------------
BUSINESS SEGMENT OVERVIEW
--------------------------------------------------------------------------------

DAVISON CHEMICALS

================================================================================
                                                         $ Change    % Change
NET SALES BY PRODUCT LINE                                   Fav         Fav
(In millions)                        2003        2002     (Unfav)     (Unfav)
--------------------------------------------------------------------------------
Catalyst products..............    $  734.9    $ 678.0   $  56.9        8.4%
Silica products................       305.0      261.3      43.7       16.7%
--------------------------------------------------------------------------------
TOTAL DAVISON CHEMICALS........    $1,039.9    $ 939.3   $ 100.6       10.7%
--------------------------------------------------------------------------------
                                                         $ Change    % Change
                                                            Fav         Fav
                                     2002        2001     (Unfav)     (Unfav)
--------------------------------------------------------------------------------
Catalyst products..............    $  678.0    $ 621.8   $  56.2        9.0%
Silica products................       261.3      246.5      14.8        6.0%
--------------------------------------------------------------------------------
TOTAL DAVISON CHEMICALS........    $  939.3    $ 868.3   $  71.0        8.2%
================================================================================

================================================================================
                                                         $ Change    % Change
NET SALES BY REGION                                         Fav         Fav
(In millions)                        2003        2002     (Unfav)      (Unfav)
--------------------------------------------------------------------------------
North America..................    $  395.2    $ 388.1   $   7.1        1.8%
Europe.........................       418.3      354.2      64.1       18.1%
Asia Pacific...................       177.7      146.7      31.0       21.1%
Latin America..................        48.7       50.3      (1.6)      (3.2%)
--------------------------------------------------------------------------------
TOTAL DAVISON CHEMICALS........    $1,039.9    $ 939.3   $ 100.6       10.7%
--------------------------------------------------------------------------------
                                                         $ Change    % Change
                                                            Fav         Fav
                                     2002        2001     (Unfav)      (Unfav)
--------------------------------------------------------------------------------
North America..................    $  388.1    $ 362.3   $  25.8        7.1%
Europe.........................       354.2      303.8      50.4       16.6%
Asia Pacific...................       146.7      149.9      (3.2)      (2.1%)
Latin America..................        50.3       52.3      (2.0)      (3.8%)
--------------------------------------------------------------------------------
TOTAL DAVISON CHEMICALS........    $  939.3    $ 868.3   $  71.0        8.2%
================================================================================

Recent Acquisitions and Joint Ventures

See Note 5 to the Consolidated Financial Statements for a description of acquisitions and joint ventures completed in 2003 and 2002.

Sales

The increase in sales for the Davison Chemicals segment in 2003 compared with 2002 was primarily attributable to the favorable impact of acquisitions, currency translation, and product mix. Acquisitions accounted for $20.9 million or 2.2 percentage points of the sales growth. The increase in sales of catalyst products was a result of favorable currency effects and acquisitions in the polyolefin and hydroprocessing catalyst businesses, partially offset by lower sales volumes in North America caused by a decrease in demand. Increased sales of silica products was attributable to added volume and favorable currency translation impacts, and from growth programs for products used in coatings, digital printing, and separations applications.

In Europe, the increase in sales was primarily due to favorable currency translation and acquisitions, as well as volume growth in silica products. The increase in Asia Pacific reflects volume growth and acquisition sales within the catalyst product line.

Sales for the Davison Chemicals segment in 2002 increased over 2001 due to increased demand, acquisitions and favorable foreign currency translation. Acquisitions accounted for $26.5 million or 3.1 percentage points of the sales growth. The increase in sales of catalyst products was primarily due to added revenue from acquisitions and joint ventures in the polyolefin and hydroprocessing catalyst businesses, and increased FCC volumes. Sales of silica products increased due to acquisition sales, as well as growth programs in coating applications and added volume in Europe and Asia Pacific.

In North America, the increase was primarily attributable to favorable order patterns of hydroprocessing catalysts, offset by a decrease in sales of chemical catalysts. In Europe, the increase was driven by refining catalysts and silica coating applications, along with sales from the Borealis A/S acquisition.

Operating Income

The decline in pre-tax operating income in 2003 compared with 2002 reflects a sluggish U.S. economy and higher energy, raw materials, and other manufacturing costs. Manufacturing costs were higher in the first half of 2003 due to maintenance and process problems at certain production facilities. Second half comparisons improved as the U.S. economy strengthened, and manufacturing costs and operating expenses were reduced.

Pre-tax operating income in 2002 was higher than 2001, due to year-over-year sales growth and the positive effects of acquisitions. Increased gross margin from higher sales was partially offset by higher expenses to support growth initiatives and increases in employee benefits (including pension), insurance and other operating costs.

PERFORMANCE CHEMICALS

================================================================================
NET SALES BY                                               $ Change    % Change
  PRODUCT LINE                                                Fav         Fav
(In millions)                        2003        2002       (Unfav)     (Unfav)
--------------------------------------------------------------------------------
Construction chemicals.........     $ 448.1    $ 405.4    $   42.7      10.5%
Building materials.............       231.0      230.2         0.8       0.3%
Sealants and coatings..........       261.5      244.8        16.7       6.8%
--------------------------------------------------------------------------------
TOTAL PERFORMANCE CHEMICALS....     $ 940.6    $ 880.4    $   60.2       6.8%
--------------------------------------------------------------------------------
                                                          $ Change    % Change
                                                             Fav         Fav
                                     2002        2001      (Unfav)     (Unfav)
--------------------------------------------------------------------------------
Construction chemicals.........     $ 405.4    $ 373.5    $   31.9       8.5%
Building materials.............       230.2      239.1        (8.9)     (3.7%)
Sealants and coatings..........       244.8      242.0         2.8       1.2%
--------------------------------------------------------------------------------
TOTAL PERFORMANCE CHEMICALS....     $ 880.4    $ 854.6    $   25.8       3.0%
================================================================================

================================================================================
                                                          $ Change    % Change
NET SALES BY REGION                                          Fav         Fav
(In millions)                        2003        2002      (Unfav)     (Unfav)
--------------------------------------------------------------------------------
North America..................     $ 488.0    $ 495.1    $   (7.1)     (1.4%)
Europe.........................       258.6      206.7        51.9      25.1%
Asia Pacific...................       135.0      122.3        12.7      10.4%
Latin America..................        59.0       56.3         2.7       4.8%
--------------------------------------------------------------------------------
TOTAL PERFORMANCE CHEMICALS....     $ 940.6    $ 880.4    $   60.2       6.8%
--------------------------------------------------------------------------------
                                                          $ Change    % Change
                                                             Fav         Fav
                                      2002       2001      (Unfav)     (Unfav)
--------------------------------------------------------------------------------
North America..................     $ 495.1    $ 507.7    $  (12.6)     (2.5%)
Europe.........................       206.7      175.6        31.1      17.7%
Asia Pacific...................       122.3      116.8         5.5       4.7%
Latin America..................        56.3       54.5         1.8       3.3%
--------------------------------------------------------------------------------
TOTAL PERFORMANCE CHEMICALS....     $ 880.4    $ 854.6    $   25.8       3.0%
================================================================================

Recent Acquisitions and Joint Ventures

See Note 5 to the Consolidated Financial Statements for a description of acquisitions and joint ventures completed in 2003 and 2002.

Sales

The increase in sales for the Performance Chemicals segment in 2003 compared with 2002 was primarily attributable to favorable foreign currency translation and volume increases. Acquisitions accounted for $6.2 million, or 0.7 percentage points of the sales growth, all related to construction chemicals. The increase in sales of construction chemicals reflected favorable currency translation impacts, the success of new product programs and sales initiatives in key economies worldwide, and the acquisition of the assets of Tricosal Beton-Chemie, completed during the fourth quarter of 2003. Sales of building materials were essentially flat, as favorable currency translation impacts and growth in waterproofing were offset by declines in fire protection materials. Sales from fire protection materials declined as a result of the effects of new building codes that permit less fire protection materials for structural steel used in commercial buildings, as well as weak U.S. commercial construction activity. Sales of sealants and coatings increased, reflecting favorable currency translation impacts in Europe and growth initiatives in coatings and closure sealants in Europe, Asia Pacific and Latin America, offset by unfavorable currency exchange in Latin America.

In Europe, higher sales were due to favorable foreign currency translation and volume growth in all product groups, particularly concrete admixtures. Sales in Asia Pacific increased from the effects of favorable foreign currency, as well as volume growth in construction chemicals.

The increase in Performance Chemicals segment sales in 2002 versus 2001 was primarily driven by acquisitions in construction chemicals, which accounted for $20.0 million, or 2.4 percentage points, of the sales growth. Sales of construction chemicals increased despite reduced U.S. commercial construction activity, reflecting sales from the Pieri acquisition, an increase in construction activity outside North America, and the success of new product programs and sales initiatives. Sales of building materials, which are largely based in North America, were down due to softness in U.S. commercial construction and re-roofing activity. The increase in sales of sealants and coatings reflected continued positive results from growth programs in coatings and closure compounds, particularly in Europe.

The decline in North America reflected the impact of weak U.S. commercial construction activity on sales of construction chemicals and building materials. In Europe, the increase in sales was primarily attributable to the Pieri acquisition and volume growth in all three product groups.

Operating Income

Pre-tax operating income was higher in 2003 compared with 2002, reflecting favorable foreign currency translation, sales increases and successful productivity programs, partially offset by increases in raw material and energy costs. The second half of 2003 was significantly stronger than the first half, which was affected by soft construction activity and weather-delayed projects in the U.S. In the second half, U.S. construction weather improved, allowing for a catch-up in project activity, and there was some leveling of the decline in overall U.S. construction activity. Intensified focus on productivity programs and discretionary expense control also contributed to improved profitability in the second half.

The increase in pre-tax operating income in 2002 versus 2001 reflects the impact of acquisitions in construction chemicals and growth programs across all product groups, offset by the impact of weak U.S. commercial construction activity on sales of fire protection materials, a decrease in sales of roofing underlayments due to the effect of a mild U.S. 2001-02 winter on re-roofing activity and costs for facility rationalizations and restructuring in building materials and sealants and coatings.

FINANCIAL POSITION

The following charts set forth the Davison Chemicals and Performance Chemicals total asset position and pre-tax return on average total assets for 2003 and 2002.


=================================================================================================================
                                                                                     $ Change        % Change
                                                                                    (excluding      (excluding
                                                                                     currency        currency
                                                                                    translation)    translation)
DAVISON CHEMICALS                                                                      Fav              Fav
 (In millions)                                           2003           2002         (Unfav)          (Unfav)
-----------------------------------------------------------------------------------------------------------------
Receivables..................................       $  146.3        $  137.6      $   (2.7)          (2.0%)
Inventory....................................          133.6           111.0          13.0           11.7%
Other current assets.........................            2.1             3.0          (0.9)         (30.0%)
                                                  ----------------------------------------------
Total current assets.........................          282.0           251.6           9.4            3.7%
Properties and equipment, net................          444.0           413.9           5.3            1.3%
Goodwill and other intangible assets.........           65.8            64.2          (5.0)          (7.8%)
Other assets.................................            5.3             4.4           0.4            9.1%
                                                  ----------------------------------------------
Total assets.................................       $  797.1        $  734.1      $   10.1            1.4%
                                                  ==============================================
Pre-tax return on average total assets.......           15.4%           17.5%                        (2.1) pts
=================================================================================================================

Davison Chemicals' total assets increased by $63.0 million compared with the prior year, of which $52.9 million was attributable to currency translation, reflecting the weaker U.S. dollar. The remainder of such increase was primarily due to increased inventories, offset by a decrease in receivables. The increase in inventory was primarily in North America and was due to a build-up for 2004 sales, increased inventory costs and acquisitions. The decline in receivables was caused by improved collections as well as changes in customer and product mix.

The pre-tax return on average total assets decreased by 2.1 percentage points, due to an 8.1% decline in pre-tax operating income.


=================================================================================================================
                                                                                       $ Change        % Change
                                                                                      (excluding      (excluding
                                                                                       currency        currency
                                                                                     translation)    translation)
PERFORMANCE CHEMICALS                                                                    Fav             Fav
(In millions)                                              2003           2002         (Unfav)         (Unfav)
-----------------------------------------------------------------------------------------------------------------
Receivables......................................      $  196.2       $  172.8      $    8.0             4.6%
Inventory........................................          80.9           62.6          12.0            19.2%
Other current assets.............................           5.9            5.2           0.5             9.6%
                                                  ----------------------------------------------
Total current assets.............................         283.0          240.6          20.5             8.5%
Properties and equipment, net ...................         203.2          193.4          (2.4)           (1.2%)
Goodwill and other intangible ...................          84.5           64.3          11.0            17.1%
Other assets.....................................          38.5           30.4           6.7            22.0%
                                                  ----------------------------------------------
Total assets.....................................      $  609.2       $  528.7      $   35.8             6.8%
                                                  ==============================================
Pre-tax return on average total assets...........          18.7%          18.6%                          0.1  pts
=================================================================================================================

Performance Chemicals' total assets increased by $80.5 million compared with the prior year, of which $44.7 million was attributable to currency translation reflecting the weaker U.S dollar. The remainder of such increases was primarily due to receivables, inventory and goodwill and other intangible assets. The increase in receivables was caused primarily by a shift in the regional sales mix toward regions outside North America where, on average, the standard terms of sale are longer. The increase in inventory was due primarily to advance purchases of key raw materials to secure favorable pricing. The change in goodwill and other intangible assets was primarily due to acquisitions.

The pre-tax return on average total assets for 2003 was consistent with 2002.

--------------------------------------------------------------------------------
FINANCIAL CONDITION
--------------------------------------------------------------------------------

EFFECT OF CHAPTER 11

As described in Note 1 to the Consolidated Financial Statements, the Company and its principal U.S. operating subsidiary are debtors-in-possession under Chapter 11 of the Bankruptcy Code. Grace's non-U.S. subsidiaries, although not part of the Filing, are owned directly or indirectly by the Company's principal operating subsidiary or other filing entities. Consequently, it is likely that a Chapter 11 reorganization plan will involve the combined value of Grace's global businesses and its other assets to fund (with cash and/or securities) Grace's obligations as adjudicated through the bankruptcy process. Grace has analyzed its cash flow and the capital needs of its businesses, and believes that, while in Chapter 11, sufficient cash flow and credit facilities are available to support its business strategy.

The following sections address Grace's financial condition in more detail and describe the major contingencies that are being addressed as part of the Chapter 11 process. Grace's ability to present a plan of reorganization to the Bankruptcy Court depends largely on the timing of resolution of these contingencies.

LIABILITIES AND CONTINGENCIES

Grace has a number of financial exposures originating from past businesses, products and events. These obligations arose from transactions and/or business practices that date back to when Grace was a much larger company, when it produced products or operated businesses that are no longer part of its revenue base, and when government regulations and scientific knowledge were much less advanced than today. The following table summarizes net noncore liabilities at December 31, 2003 and 2002:


================================================================================
                                                            DECEMBER 31,
NET NONCORE LIABILITIES                         --------------------------------
(In millions)                                           2003            2002
--------------------------------------------------------------------------------
NET NONCORE LIABILITIES:
Asbestos-related liabilities..................     $   (992.3)     $   (973.2)
Asbestos-related insurance receivable.........          269.4           282.6
                                                --------------------------------
Asbestos-related liability, net...............         (722.9)         (690.6)
Environmental remediation.....................         (332.4)         (201.1)
Postretirement benefits.......................         (134.3)         (147.2)
Retained obligations and other................          (57.0)          (55.3)
                                                --------------------------------
NET NONCORE LIABILITY.........................     $ (1,246.6)     $ (1,094.2)
================================================================================

The resolution of most of these noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. Grace cannot predict with any certainty how, and for what amounts, any of such estimates will be resolved. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded by Grace at December 31, 2003.

ASBESTOS-RELATED MATTERS

Grace is a defendant in lawsuits relating to previously sold asbestos-containing products. In 2003, Grace had net receipts of $2.8 million for the defense and disposition of asbestos-related property damage and bodily injury litigation, including amounts received under settlements with insurance carriers, compared with net expenditures in 2002 of $2.3 million. At December 31, 2003, Grace's balance sheet reflects a gross asbestos-related liability of $992.3 million ($722.9 million net of insurance). This liability represents management's estimate, based on facts and circumstances existing prior to the Filing, of the undiscounted net cash outflows necessary to satisfy Grace's pending property damage claims for which sufficient information is available, and its pending and projected future bodily injury claims. In the fourth quarter of 2003, Grace recorded a $30.0 million pre-tax charge to its estimated liability for asbestos-related litigation to account for the estimated cost of resolving new asbestos-related property damage claims received through the Chapter 11 claims solicitation process. The pre-tax charge was based on an initial review, completed in the fourth quarter of 2003, of more than 4,000 new claims submitted prior to the March 31, 2003 claims bar date. Each claim is unique as to property, product in question, legal status of claimant, potential cost of remediation, and other factors. Such claims were reviewed in detail by Grace, categorized into claims with sufficient information to be evaluated or claims that require additional information and, where sufficient information existed, the cost of resolution was estimated. Grace's revised estimate of liability does not include any amounts for approximately 170 claims for which sufficient information was not available to evaluate potential liability. Any further changes to the recorded amount of such liability will be based on additional Chapter 11 developments and management's assessment of the claim amounts that will ultimately be allowed by the Bankruptcy Court.

Recently, federal legislation has been proposed to address asbestos bodily injury claims. In addition, several states have enacted or proposed legislation affecting asbestos bodily injury claims. At this time, Grace cannot predict what impact any such legislation would have on Grace's asbestos bodily injury liability, related insurance coverage, or its ultimate plan of reorganization.

The Consolidated Balance Sheet at December 31, 2003 includes total amounts due from insurance carriers of $269.4 million pursuant to settlement agreements with those insurance carriers. The recovery of amounts due from insurance carriers is dependent upon the timing, character and exposure periods of asbestos-related claims. Grace's Chapter 11 proceedings and proposed federal legislation could also affect the timing and amounts of Grace's recovery.

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

ENVIRONMENTAL MATTERS

Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations. Grace has expended substantial funds to comply with such laws and regulations and expects to continue to do so in the future. The following table sets forth Grace's expenditures in the past three years for (1) the operation and maintenance of environmental facilities and the disposal of wastes; (2) capital expenditures for environmental control facilities; and (3) site remediation.


================================================================================
                              OPERATION OF
                               FACILITIES        CAPITAL          SITE
(In millions)                   AND WASTE     EXPENDITURES     REMEDIATION
--------------------------------------------------------------------------------
2003                            $ 46.1           $ 8.1          $  7.0
--------------------------------------------------------------------------------
2002                              38.0             5.6            13.7
--------------------------------------------------------------------------------
2001                              33.0             3.8            26.6
================================================================================

At December 31, 2003, Grace's recorded liability for environmental investigation and remediation costs totaled $332.4 million, as compared with $201.1 million at December 31, 2002. This liability covers both vermiculite and non-vermiculite related matters. The amount is based on funding and/or remediation agreements in place, together with Grace's best estimate of its cost for sites not subject to a formal remediation plan. The increase in the liability is primarily attributable to pre-tax charges relating to former vermiculite mining operations in Libby, Montana, as described below.

Grace's estimated liability for vermiculite-related remediation at December 31, 2003 and 2002 was $181.0 million and $62.7 million, respectively. Based on a previous ruling by the U.S. District Court of Montana, Grace is required to reimburse the EPA for all appropriate costs expended for clean-up activities in and around Libby, Montana, related to its former mining activities. As a result of such ruling, Grace recorded a pre-tax charge of $50.0 million in the third quarter of 2003. During the fourth quarter of 2003, Grace recorded a $70.0 million pre-tax charge based on additional information from the EPA and its evaluation of probable remediation costs at vermiculite processing sites. However, the EPA's cost estimates have changed regularly and increased substantially over the course of this clean-up. Consequently, Grace's estimate may change materially as more information becomes available. Grace's liability for this matter is included in "liabilities subject to compromise" as of December 31, 2003.

At December 31, 2003 and 2002, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $151.4 million and $138.4 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. During the fourth quarter of 2003, Grace recorded a $20.0 million increase in its estimated environmental liability for non-vermiculite related sites as part of the Chapter 11 claims review process. Grace's revised estimated liability is based upon claims for which sufficient information was available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially. Grace's liability for this matter is included in "liabilities subject to compromise" as of December 31, 2003.

See Note 14 to the Consolidated Financial Statements for a background description of Grace's Vermiculite and Non-Vermiculite Related Matters.

POSTRETIREMENT BENEFITS

Grace provides certain health care and life insurance benefits for retired employees, a large majority of which pertain to retirees of previously divested businesses. These plans are unfunded, and Grace pays the costs of benefits under these plans as they are incurred. Effective January 1, 2002, Grace's postretirement medical plan was amended to increase the contribution required to be paid by the retirees to a minimum of 40% of the calculated premium. Also, during 2002, per capita costs under the retiree medical plans exceeded caps on the amount Grace is required to contribute under a 1993 amendment to the plan. As a result, for 2003 and future years, retirees will bear 100% of any increase in premium costs. Grace's share of benefits under this program was $12.6 million during 2003, compared with $21.5 million in 2002. Grace's recorded liability for postretirement benefits of $134.3 million at December 31, 2003 is stated at net present value discounted at 6.25%. The continuing payment of these benefits has been approved by the Bankruptcy Court; however, the program would still be subject to the terms of a Chapter 11 reorganization plan.

TAX MATTERS

The net deferred tax asset was $581.1 million and $563.4 million as of December 31, 2003 and 2002, respectively. Based upon anticipated future results, Grace has concluded that it is more likely than not that the balance of the net deferred tax assets (including the valuation allowance) will be realized. Because of the nature of the items that make up this balance, the realization period is likely to extend over a number of years and the outcome of the Chapter 11 process could materially impact the realization period.

See Note 14 to the Consolidated Financial Statements for a discussion of Grace's other tax-related contingencies.

OTHER CONTINGENCIES

See Note 14 to the Consolidated Financial Statements for a discussion of Grace's other contingent matters.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

CASH RESOURCES AND AVAILABLE CREDIT FACILITIES

At December 31, 2003, Grace had $400.0 million in cash and cash-like assets on hand ($309.2 million in cash and cash equivalents and $90.8 million in cash value of life insurance). In addition, Grace had access to committed credit facilities aggregating $250.0 million under the DIP facility, of which $215.9 million (net of borrowings, letters of credit, and holdback provisions) was available at December 31, 2003. The term of the DIP facility expires April 1, 2006. Grace believes that these funds and credit facilities will be sufficient to finance its business strategy while in Chapter 11.

CASH FLOW

================================================================================
                                                          DECEMBER 31,
CORE OPERATIONS                                 --------------------------------
(In millions)                                      2003       2002       2001
--------------------------------------------------------------------------------
CASH FLOWS:
Pre-tax operating income.......................  $ 148.7    $ 180.8    $ 187.5
Depreciation and amortization..................    102.9       94.9       89.2
                                                --------------------------------
PRE-TAX EARNINGS BEFORE DEPRECIATION AND
  AMORTIZATION.................................    251.6      275.7      276.7
Working capital and other changes..............    (63.4)      24.1      (50.6)
                                                --------------------------------
CASH FLOW BEFORE INVESTING.....................    188.2      299.8      226.1
Capital expenditures...........................    (86.4)     (91.1)     (62.9)
Businesses acquired............................    (26.9)     (28.5)     (84.4)
                                                --------------------------------
NET CASH FLOW FROM CORE OPERATIONS.............  $  74.9    $ 180.2    $  78.8
================================================================================

Grace's net cash flow from core operations before investing decreased due to lower pre-tax operating income and increased investment in working capital and other items. The lower pre-tax operating income in 2003 resulted primarily from higher costs for pensions, certain raw materials, and natural gas. The increased investment in working capital and other items was due to a shift in regional sales mix outside North America where standard terms of sale are longer and advanced purchasing of key raw materials is often necessary. Capital expenditures were consistent year-over-year with a substantial portion of these expenditures directed toward the business segments for routine capital replacements and construction of new catalyst production capacity at the Lake Charles, Louisiana site.

Grace expects to continue to invest excess cash flow and/or other available capital resources in its core business base. These investments are likely to be in the form of added plant capacity, product line extensions and geographic market expansions, and/or acquisitions for similar strategic purposes. Investments that are outside the ordinary course of business may be subject to Bankruptcy Court approval and Chapter 11 creditor committee review.

================================================================================
                                                             DECEMBER 31,
NONCORE ACTIVITIES                                ------------------------------
(In millions)                                        2003       2002     2001
--------------------------------------------------------------------------------
CASH FLOWS:
Pre-tax (loss) income from noncore activities...   $(190.1)   $(74.5)   $  3.0
Non-cash charges................................     189.2      81.1       6.4
Cash spending for:
  Asbestos-related litigation, net of
    insurance recovery..........................       2.8      (2.3)    (30.8)
  Environmental remediation.....................     (11.2)    (20.8)    (28.9)
  Postretirement benefits.......................     (12.6)    (21.5)    (22.3)
  Retained obligations and other................      (1.3)     (4.5)     (9.1)
                                                  ------------------------------
NET CASH OUTFLOW FOR NONCORE ACTIVITIES ........   $ (23.2)   $(42.5)   $(81.7)
================================================================================

Expenditures for environmental remediation were lower in 2003, due partly to Grace's Chapter 11 proceedings and partly to the completion of remediation work on certain sites. Postretirement benefit payments were also lower in 2003 due to changes in cost sharing under retiree medical plans. Payments for retained obligations of divested businesses and other contingencies were lower in 2003 due to the stay of litigation and to the one-time nature of these matters. These cash outflows were partially offset by asbestos-related cash inflows where insurance proceeds exceeded continuing administrative costs of claims administration.

See the "Consolidated Statements of Cash Flows" included in the Consolidated Financial Statements for investing and financing activities for the years ended December 31, 2003, 2002 and 2001.

LIFE INSURANCE

Grace is the beneficiary of life insurance policies on certain current and former employees with a net cash surrender value of $90.8 million at December 31, 2003. This net cash surrender value is composed of $478.5 million in policy gross cash value offset by $387.7 million of policy loans. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flows (primarily tax-free) over an extended period. Certain of these policies are of the type that has received recent judicial and legislative attention including proposals to tax benefit proceeds under certain circumstances. Pending rulings and proposed reforms could adversely affect the availability of these policies as a funding source for Grace's noncore liabilities. Grace is evaluating whether to continue the policies that may be affected by these developments or to terminate them for their cash value.

PENSION BENEFITS UNDER U.S. QUALIFIED PLANS

The decline in value of the U.S. and global equity markets from 2000-2002, coupled with a decline in interest rates during 2001 and 2002, created a shortfall between accounting measurements of Grace's obligations under certain of its qualified pension plans and the market value of dedicated pension assets. A balance sheet adjustment of $147.7 million was recorded (net of tax) to reduce shareholders' equity (deficit) at December 31, 2002, to recognize the pension shortfall and to fully reserve deferred pension losses. Market returns in 2003 (22.5% for Grace's domestic pension plan assets) and contributions of $48.5 million to under-funded domestic plans served to lower, but were not sufficient to eliminate this shortfall. The increase in pension assets over 2003 resulted in a balance sheet adjustment of $18.3 million to increase shareholders' equity (deficit) at December 31, 2003. The market returns experienced in 2003 are not fully recognized in 2003 under the deferral method of accounting required under generally accepted accounting principles. These gains, along with other differences between assumed and actual returns, will be recognized into earnings over a period ranging from 12-24 years. Grace has lowered its assumed return on plan assets for 2004 to 8.0%, down from 8.25% for 2003 and 9.0% for 2002. The new rate of return is comparable to the average long-term rate of return Grace has experienced since 1990.

Under ERISA Grace will be required to make additional contributions to certain of its U.S. qualified pension plans in the future. The amount and timing of contributions could be affected by Grace's Chapter 11 proceedings.

DEBT AND OTHER CONTRACTUAL OBLIGATIONS

================================================================================
CONTRACTUAL OBLIGATIONS NOT SUBJECT TO COMPROMISE
--------------------------------------------------------------------------------
                                                   Payments due by Period
                                         ---------------------------------------
                                                      Less
                                                     than 1     1-3
(In millions)                              Total      Year     Years  Thereafter
--------------------------------------------------------------------------------
Operating commitments (1)...............  $ 14.2    $ 13.8   $  0.4    $   --
Debt....................................     6.8       6.8       --        --
Operating leases........................    67.1      16.7     33.4      17.0
Capital leases..........................     3.2       0.5      1.9       0.8
Pension funding requirements per ERISA..    33.0      33.0       --        --
                                         ---------------------------------------
TOTAL CONTRACTUAL CASH OBLIGATIONS......  $124.3    $ 70.8   $ 35.7    $ 17.8
================================================================================
(1) Amounts do not include open purchase commitments which are routine in nature and normally settle within 90 days.


Total debt outstanding at December 31, 2003 was $557.1 million, including $49.0 million of accrued interest on pre-petition debt. As a result of the Filing, Grace is now in default on $501.3 million of pre-petition debt, which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of December 31, 2003. The automatic stay provided under the Bankruptcy Code prevents Grace's lenders from taking any action to collect the principal amounts as well as related accrued interest. However, Grace will continue to accrue and report interest on such debt during the Chapter 11 proceedings unless further developments lead management to conclude that it is probable that such interest will be compromised.

See Note 14 to the Consolidated Financial Statements for a discussion of financial assurances.

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

                                            W. R. GRACE & CO. AND SUBSIDIARIES
                                      VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                       (In millions)

                                                     FOR THE YEAR 2003
=========================================================================================================================
                                                                                 Additions/(deductions)
                                                                  -------------------------------------------------------
                                                                                  Charged/
                                                                                 (credited)
                                                                   Balance at     to costs                  Balance at
                                                                    beginning       and          Other        end of
                          Description                               of period     expenses      net (1)       period
-------------------------------------------------------------------------------------------------------------------------
VALUATION AND QUALIFYING ACCOUNTS DEDUCTED FROM ASSETS:
     Allowances for notes and accounts receivable..............      $   5.4      $   0.9       $  --        $   6.3
     Allowances for long-term receivables......................          0.8         (0.1)         --            0.7
     Valuation allowance for deferred tax assets...............        152.5         15.8          --          168.3
RESERVES:
     Reserves for retained obligations of divested businesses..      $  55.3      $  --         $  1.7       $  57.0
=========================================================================================================================

                                                     FOR THE YEAR 2002
=========================================================================================================================
                                                                                 Additions/(deductions)
                                                                  -------------------------------------------------------
                                                                                  Charged/
                                                                                 (credited)
                                                                   Balance at     to costs                  Balance at
                                                                    beginning       and          Other        end of
                          Description                               of period     expenses      net (2)       period
-------------------------------------------------------------------------------------------------------------------------
VALUATION AND QUALIFYING ACCOUNTS DEDUCTED FROM ASSETS:
     Allowances for notes and accounts receivable..............      $   7.6      $  (2.2)      $  --        $   5.4
     Allowances for long-term receivables......................          0.6          0.2          --            0.8
     Valuation allowance for deferred tax assets...............        158.0         (5.5)         --          152.5
RESERVES:
     Reserves for retained obligations of divested businesses..      $  80.5      $  --         $ (25.2)     $  55.3
=========================================================================================================================

                                                     FOR THE YEAR 2001
=========================================================================================================================
                                                                                 Additions/(deductions)
                                                                  -------------------------------------------------------
                                                                                  Charged/
                                                                                 (credited)
                                                                   Balance at     to costs                  Balance at
                                                                    beginning       and          Other        end of
                          Description                               of period     expenses      net (1)       period
-------------------------------------------------------------------------------------------------------------------------
VALUATION AND QUALIFYING ACCOUNTS DEDUCTED FROM ASSETS:
     Allowances for notes and accounts receivable..............      $   4.4      $   3.2       $  --        $   7.6
     Allowances for long-term receivables......................          0.8         (0.2)         --            0.6
     Valuation allowance for deferred tax assets...............        179.1        (21.1)         --          158.0
RESERVES:
     Reserves for retained obligations of divested businesses..      $  78.1      $  --         $   2.4      $  80.5
=========================================================================================================================

(1) Various miscellaneous adjustments against reserves established for divested business.
(2) $25.2 million represents net spending offset by a reclass of an $18.0 million tax receivable relating to Grace's divested packaging business.

                                                                      EXHIBIT 12



                                            W. R. GRACE & CO. AND SUBSIDIARIES
                                   COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND
                                 COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS (1)
                                               (In millions, except ratios)
                                                        (Unaudited)

===============================================================================================================================
                                                                               YEARS ENDED DECEMBER 31, (2)
                                                              -----------------------------------------------------------------
                                                              2003 (3)     2002 (4)       2001       2000 (5)        1999
-------------------------------------------------------------------------------------------------------------------------------
Net (loss) income from continuing operations...........      $ (55.2)     $  22.1      $  78.6       $ (89.7)      $ 130.2
(Benefit from) provision for income taxes..............        (12.3)        38.0         63.7          70.0          73.2

Minority interest in income (loss) of majority owned
  subsidiaries.........................................          1.2         (2.2)        (3.7)         --            --

Equity in unremitted losses (earnings) of less than
  50%-owned companies..................................          0.7          0.1         --            (0.5)         (0.2)

Interest expense and related financing costs,
  including amortization of capitalized interest.......         17.5         22.3         39.5          30.6          18.8

Estimated amount of rental expense deemed to represent
  the interest factor..................................          5.1          4.9          4.7           4.7           5.2
                                                              -----------------------------------------------------------------
(Loss) income as adjusted..............................      $ (43.0)     $  85.2      $ 182.8       $  15.1       $ 227.2
                                                              =================================================================
Combined fixed charges and preferred stock dividends:
  Interest expense and related financing costs,
    including capitalized interest.....................      $  18.0      $  21.8      $  36.6       $  29.1       $  17.0

  Estimated amount of rental expense deemed to
    represent the interest factor......................          5.1          5.0          4.7           4.7           5.2
                                                              -----------------------------------------------------------------
Fixed charges..........................................         23.1         26.8         41.3          33.8          22.2

Combined fixed charges and preferred stock dividends...      $  23.1      $  26.8      $  41.3       $  33.8       $  22.2
                                                              =================================================================
Ratio of earnings to fixed charges.....................        (6)           3.18         4.43           (6)         10.23
                                                              -----------------------------------------------------------------
Ratio of earnings to combined fixed charges and
  preferred stock dividends............................        (6)           3.18         4.43           (6)         10.23
===============================================================================================================================

(1)  Grace's preferred stocks were retired in 1996.

(2)  Certain amounts have been restated to conform to the 2003 presentation.

(3) Amounts include $172.5 million for pre-tax charges to adjust Grace's estimated liability for environmental remediation and asbestos-related property damage.

(4) Amounts contain a provision for non-operating environmental remediation of $70.7 million.

(5) Includes a pre-tax provision of $208.0 million for asbestos-related liabilities net of insurance coverage. The provision for income taxes includes a $75.0 million charge for tax and interest relating to tax deductibility of interest on corporate-owned life insurance policy loans.

(6) As a result of the losses incurred for the years ended December 31, 2003 and 2000, Grace was unable to fully cover the indicated fixed charges (a shortfall of $66.1 million and $18.7 million, respectively).

                       W. R. GRACE & CO. AND SUBSIDIARIES
                   REPORT ON INTERNAL CONTROLS AND PROCEDURES


General Statement Of Responsibility.
-----------------------------------

The management of Grace is responsible for the preparation, integrity and objectivity of the Consolidated Financial Statements and the other information included in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and accordingly include certain amounts that represent management's best estimates and judgments. Actual amounts could differ from those estimates. Management maintains internal controls to assist it in fulfilling its responsibility for financial reporting. These internal controls consist of the control environment, risk assessment, control activities, information and communication, and monitoring. A chartered Disclosure Committee oversees Grace's public financial reporting process and key managers are required to confirm their compliance with Grace's policies and internal controls. While no system of internal controls can ensure elimination of all errors and irregularities, Grace's internal controls, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed, transactions are properly executed and reported, and appropriate disclosures are made. The concept of reasonable assurance is based on the recognition that there are limitations in all systems of internal control and that the costs of such systems should not exceed their benefits.


Evaluation Of Disclosure Controls And Procedures.
-------------------------------------------------

As of December 31, 2003, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company's periodic filings under the Exchange Act is accumulated and communicated to such officers to allow timely decisions regarding required disclosures. There was no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.