Form 10-Q
period 2004-03-31
W R GRACE & CO
filed 2004-05-07
CIK 1045309

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-13953

                                W. R. GRACE & CO.

            Delaware                                       65-0773649
 ------------------------------                    -------------------------
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

65,616,330 shares of Common Stock, $0.01 par value, were outstanding at April 30, 2004.


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

        Consolidated Statements of Comprehensive Income                I - 5

        Notes to Consolidated Financial Statements               I - 6 to I - 21

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  I - 22 to I - 31

Item 3. Quantitative and Qualitative Disclosures About
           Market Risk                                                I - 32

Item 4. Controls and Procedures                                       I - 32


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                             II - 1

Item 6. Exhibits and Reports on Form 8-K                              II - 1

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of
Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of March 31, 2004, and the related consolidated statements of operations, of comprehensive income and of cash flows for each of the three-month periods ended March 31, 2004 and March 31, 2003 and the consolidated statement of shareholders' equity (deficit) for the three-month period ended March 31, 2004. These interim financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, of cash flows, of shareholders' equity (deficit) and of comprehensive income for the year then ended (not presented herein). Our report, which was modified as to a matter raising substantial doubt about the Company's ability to continue as a going concern, was dated January 27, 2004. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
McLean, Virginia
April 27, 2004

====================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                                    THREE MONTHS ENDED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                                                         MARCH 31,
====================================================================================================================================
In millions, except per share amounts                                                             2004                  2003
                                                                                       ---------------------------------------------
Net sales..........................................................................       $      518.5          $        444.8
                                                                                       ---------------------------------------------
Cost of goods sold, exclusive of depreciation and amortization shown separately
    below..........................................................................              331.7                   296.7
Selling, general and administrative expenses, exclusive of net pension expense
    shown separately below.........................................................              102.2                    91.7
Depreciation and amortization .....................................................               27.2                    24.7
Research and development expenses .................................................               12.7                    14.1
Net pension expense ...............................................................               12.3                    13.5
Interest expense and related financing costs ......................................                3.9                     4.2
Other expense (income) ............................................................               (3.2)                   (5.8)
Provision for environmental remediation ...........................................                 --                     2.0
                                                                                       ---------------------------------------------
                                                                                                 486.8                   441.1
                                                                                       ---------------------------------------------
Income before Chapter 11 expenses, income taxes, and minority interest.............               31.7                     3.7
Chapter 11 expenses, net ..........................................................               (4.5)                   (2.7)
Provision for income taxes.........................................................              (10.9)                   (3.1)
Minority interest in consolidated entities.........................................               (0.5)                   (0.2)
                                                                                       ---------------------------------------------
    NET INCOME (LOSS) .............................................................       $       15.8          $         (2.3)
====================================================================================================================================
BASIC EARNINGS (LOSS) PER COMMON SHARE:
    Net income (loss) ..............................................................      $       0.24          $        (0.04)

Average number of basic shares .....................................................              65.6                    65.5

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
    Net income (loss) ..............................................................      $       0.24          $        (0.04)

Average number of diluted shares ...................................................              65.8                    65.5
====================================================================================================================================

       The Notes to Consolidated Financial Statements are an integral part of these statements.

====================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                                     THREE MONTHS ENDED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                                          MARCH 31,
====================================================================================================================================
In millions                                                                                         2004               2003
                                                                                             ---------------------------------------
OPERATING ACTIVITIES
Income before Chapter 11 expenses, income taxes, and minority interest...................    $       31.7       $          3.7
Reconciliation to net cash provided by operating activities:
     Depreciation and amortization ......................................................            27.2                 24.7
     Interest accrued on pre-petition debt subject to compromise.........................             2.7                  2.9
     Loss on sales of investments and disposals of assets................................             0.2                  0.3
     Provision for environmental remediation.............................................              --                  2.0
     Income from life insurance policies, net............................................            (1.5)                (3.1)
     Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency translation:
         Working capital items...........................................................           (33.2)               (17.9)
         Contributions to defined benefit pension plans..................................            (2.4)                (1.1)
         Contributions to postretirement benefit plans...................................            (2.6)                (3.1)
         Expenditures for asbestos-related litigation ...................................            (1.9)                (2.3)
         Proceeds from asbestos-related insurance .......................................             1.6                  1.1
         Expenditures for environmental remediation .....................................            (2.9)                (3.1)
         Expenditures for retained obligations of divested businesses ...................            (0.4)                  --
         Changes in accruals and other non-cash items....................................            14.5                 13.7
                                                                                             ---------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE INCOME TAXES AND CHAPTER 11
         EXPENSES .......................................................................            33.0                 17.8
Chapter 11 expenses paid, net ...........................................................            (2.0)                (3.8)
Income taxes paid, net of refunds .......................................................           (10.3)                (4.3)
                                                                                             ---------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................................            20.7                  9.7
                                                                                             ---------------------------------------

INVESTING ACTIVITIES
Capital expenditures ....................................................................            (9.1)               (18.0)
Investment in life insurance policies....................................................            (4.6)                (4.9)
Proceeds from life insurance policies....................................................             5.3                  3.6
Proceeds from sales of investments and disposals of assets...............................             0.1                  0.7
                                                                                             ---------------------------------------
     NET CASH USED FOR INVESTING ACTIVITIES .............................................            (8.3)               (18.6)
                                                                                             ---------------------------------------

FINANCING ACTIVITIES
Net change in loans secured by cash value of life insurance policies ....................            (1.3)                (0.9)
Borrowings under credit facilities, net of repayments....................................             8.9                 (0.6)
Borrowings under debtor-in-possession facility, net of fees .............................            (0.5)                (2.2)
Repayments of borrowings under debtor-in-possession facility.............................              --                   --
                                                                                             ---------------------------------------
     NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES ...............................             7.1                 (3.7)
                                                                                             ---------------------------------------
Effect of currency exchange rate changes on cash and cash equivalents ...................            (3.4)                 4.4
                                                                                             ---------------------------------------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................................            16.1                 (8.2)
Cash and cash equivalents, beginning of period ..........................................           309.2                283.6
                                                                                             ---------------------------------------
Cash and cash equivalents, end of period ................................................    $      325.3       $        275.4
====================================================================================================================================

       The Notes to Consolidated Financial Statements are an integral part of these statements.

============================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                        MARCH 31,         DECEMBER 31,
CONSOLIDATED BALANCE SHEETS (UNAUDITED)                                                      2004               2003
============================================================================================================================
In millions, except par value and shares

ASSETS
CURRENT ASSETS
Cash and cash equivalents .........................................................   $        325.3     $        309.2
Accounts and other receivables, net ...............................................            353.8              347.5
Inventories .......................................................................            226.2              214.6
Deferred income taxes .............................................................             29.4               29.8
Other current assets...............................................................             27.4               27.8
                                                                                      --------------------------------------
     TOTAL CURRENT ASSETS .........................................................            962.1              928.9

Properties and equipment, net of accumulated depreciation and
     amortization of $1,266.2 (2003 - $1,103.0)....................................            635.1              656.6
Goodwill ..........................................................................             84.2               85.2
Cash value of life insurance policies, net of policy loans.........................             92.9               90.8
Deferred income taxes .............................................................            591.8              587.1
Asbestos-related insurance expected to be realized after one year..................            267.8              269.4
Other assets ......................................................................            257.6              256.2
                                                                                      --------------------------------------
     TOTAL ASSETS .................................................................   $      2,891.5     $      2,874.2
                                                                                      ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
Debt payable within one year ......................................................   $         15.9     $          6.8
Accounts payable ..................................................................            110.1              101.8
Income taxes payable ..............................................................             19.9               16.6
Other current liabilities .........................................................            131.0              149.0
                                                                                      --------------------------------------
     TOTAL CURRENT LIABILITIES ....................................................            276.9              274.2

Deferred income taxes .............................................................             35.1               35.3
Other liabilities .................................................................            304.4              296.0
                                                                                      --------------------------------------
     TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE...................................            616.4              605.5

LIABILITIES SUBJECT TO COMPROMISE - NOTE 2.........................................          2,447.7            2,452.3
                                                                                      --------------------------------------
     TOTAL LIABILITIES.............................................................          3,064.1            3,057.8
                                                                                      --------------------------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock issued, par value $0.01; 300,000,000 shares authorized;
     outstanding: 2004 - 65,616,330 (2003 - 65,558,510) ...........................              0.8                0.8
Paid-in capital ...................................................................            431.6              432.1
Accumulated deficit................................................................           (155.1)            (170.9)
Treasury stock, at cost:  shares: 2004 - 11,363,430 (2003 - 11,421,250)............           (135.2)            (135.9)
Accumulated other comprehensive loss...............................................           (314.7)            (309.7)
                                                                                      --------------------------------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT) .........................................           (172.6)            (183.6)
                                                                                      --------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) .........................   $      2,891.5     $      2,874.2
============================================================================================================================

       The Notes to Consolidated Financial Statements are an integral part of these statements.

================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
================================================================================================================================
                                                                                           Accumulated           TOTAL
                                           Common Stock                                       Other          SHAREHOLDERS'
                                               and          Accumulated       Treasury    Comprehensive         EQUITY
In millions                               Paid-in Capital     Deficit          Stock           Loss            (DEFICIT)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003............   $        432.9   $      (170.9)    $   (135.9)  $     (309.7)      $       (183.6)
Net income............................               --            15.8             --             --                 15.8
Stock plan activity ..................             (0.5)             --            0.7             --                  0.2
Other comprehensive income (loss).....               --              --             --           (5.0)                (5.0)
                                         ---------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2004...............   $        432.4   $      (155.1)    $   (135.2)  $     (314.7)      $       (172.6)
================================================================================================================================

================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                                  THREE MONTHS ENDED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)                                              MARCH 31,
================================================================================================================================
In millions                                                                                       2004               2003
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS).....................................................................      $      15.8        $     (2.3)

OTHER COMPREHENSIVE INCOME (LOSS):
   Foreign currency translation adjustments...........................................             (5.0)              9.4
                                                                                         ---------------------------------------
COMPREHENSIVE INCOME..................................................................      $      10.8        $      7.1
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

Status of Chapter 11 Proceedings - As provided by the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization for a 120-day period following the Filing Date. The Debtors have received extensions of their exclusivity period during which to file a plan of reorganization through February 1, 2004, and extensions of the Debtors' exclusive right to solicit acceptances of a reorganization plan through April 1, 2004. A motion is pending before the Bankruptcy Court to further extend these exclusivity periods.

Three creditors' committees, two representing asbestos claimants and the third representing other unsecured creditors, and a committee representing shareholders have been appointed in the Chapter 11 Cases. These committees will have the right to be heard on all matters that come before the Bankruptcy Court and, together with a legal representative of future asbestos claimants (whom Grace expects to be appointed by the Bankruptcy Court in the future), are likely to play important roles in the Chapter 11 Cases. The Debtors are required to bear certain costs and expenses of the committees and of the future asbestos claimants' representative, including those of their counsel and financial advisors.

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

Approximately 15,000 proofs of claim were filed by the bar date. Of these claims, approximately 10,000 were non-asbestos related, approximately 4,000 were for asbestos-related property damage, and approximately 1,000 were for medical monitoring. In addition, approximately 450 proofs of claim were filed after the bar date. The discussion below refers to claims filed before the bar date.

Approximately 7,000 of the 10,000 non-asbestos related claims involve claims by employees or former employees for future retirement benefits such as pension and retiree medical coverage. Grace views most of these claims as contingent and does not plan to address them until a later date in the Chapter 11 proceeding. The other non-asbestos related claims include claims for payment for goods and services; taxes; product warranties; principal plus interest under pre-petition credit facilities; amounts due under leases; leases and other executory contracts rejected in the Bankruptcy Court; environmental remediation; indemnification or contribution from actual or potential co-defendants in asbestos-related and other litigation; pending non-asbestos-related litigation; and non-asbestos related personal injury.

The Debtors' initial analysis indicated that many claims are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of March 31, 2004, the Debtors had filed with the Bankruptcy Court approximately 1,100 objections with respect to such claims, most of which were non-substantive (duplicates, no supporting documentation, late filed claims, etc.). The Debtors expect to file a substantial number of additional objections, most of which will be substantive, as analysis and evaluation of the claims progresses. However, based on its initial claims analysis and other available information, Grace increased its estimated liability for environmental remediation and asbestos-related litigation as discussed in Notes 3 and 11. No other changes to Filing Date liabilities are deemed warranted at this time.

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

Grace believes that its recorded liabilities represent a reasonable estimate of the ultimate allowable amount for claims that are not in dispute or have been submitted with sufficient information to both evaluate merit and estimate the cost of the claim. However, because of the uncertainties of the Chapter 11 and litigation process, the in-progress state of Grace's investigation of submitted claims, and the lack of documentation in support of many claims, such recorded liabilities may prove to be insufficient to satisfy all of such claims. As claims are resolved, or where better information becomes available and is evaluated, Grace will make adjustments to the liabilities recorded on its financial statements as appropriate. Any such adjustments could be material to its consolidated financial position and results of operations.

Litigation Proceedings in Bankruptcy Court - In July 2002, the Bankruptcy Court approved special counsel to represent, at the Debtors' expense, the ZAI claimants in a proceeding to determine certain threshold scientific issues regarding ZAI. The Debtors expect the Bankruptcy Court to establish a schedule for hearing pending motions following a status conference in May 2004. (See Note 3 for background information.)

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

On November 29, 2002, Sealed Air and Fresenius each announced that they had reached agreements in principle with such Committees to settle asbestos and fraudulent conveyance claims related to such transactions. Under the terms of the Fresenius settlement, as subsequently revised and subject to certain conditions, Fresenius would contribute $115.0 million to the Debtors' estate as directed by the Bankruptcy Court upon confirmation of the Debtors' plan of reorganization. In July 2003, the Fresenius settlement was approved by the Bankruptcy Court. Under the terms of the proposed Sealed Air settlement, Sealed Air would make a payment of $512.5 million (plus interest at 5.5% per annum, commencing on December 21, 2002) and nine million shares of Sealed Air common stock (valued at $447.6 million as of March 31, 2004), as directed by the Bankruptcy Court upon confirmation of the Debtors' plan of reorganization. The Sealed Air settlement has not been agreed to by the Debtors and remains subject to the approval of the Bankruptcy Court and the fulfillment of specified conditions. The Debtors are unable to predict how these settlements may ultimately affect their plan of reorganization.

Impact on Debt Capital - All of the Debtors' pre-petition debt is in default due to the Filing. The accompanying Consolidated Balance Sheet as of March 31, 2004 reflects the classification of the Debtors' pre-petition debt within "liabilities subject to compromise."

The Debtors have entered into a debtor-in-possession post-petition loan and security agreement with Bank of America, N.A. (the "DIP facility") in the aggregate amount of $250 million. The term of the DIP facility expires on April 1, 2006.

Accounting Impact - The accompanying Consolidated Financial Statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," promulgated by the American Institute of Certified Public Accountants. SOP 90-7 requires that financial statements of debtors-in-possession be prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, the realization of certain of Debtors' assets and the liquidation of certain of Debtors' liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the Consolidated Financial Statements, which do not currently give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

Pursuant to SOP 90-7, Grace's pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of March 31, 2004, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation, and other claims). The recorded amounts of such liabilities generally reflect accounting measurements as of the Filing Date, adjusted as warranted for changes in facts and circumstances, new information obtained in the claims review process, and/or rulings under Grace's Chapter 11 proceedings subsequent to the Filing. (See Note 2 to the Consolidated Financial Statements for detail of the liabilities subject to compromise.) Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

BASIS OF PRESENTATION: The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company's 2003 Annual Report on Form 10-K. Such interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature. Potential accounting adjustments discovered during normal reporting and accounting processes are evaluated on the basis of materiality, both individually and in the aggregate, and are recorded in the accounting period discovered, unless a restatement of a prior period is necessary. All significant intercompany accounts and transactions have been eliminated.

The results of operations for the three-month interim period ended March 31, 2004 are not necessarily indicative of the results of operations for the year ending December 31, 2004.

RECLASSIFICATIONS: Certain amounts in prior years' Consolidated Financial Statements have been reclassified to conform to the 2004 presentation.

EFFECT OF NEW ACCOUNTING STANDARDS: In December 2003, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to require additional disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit plans and other postretirement plans. Grace adopted the provisions of SFAS No. 132 in December 2003. (See Note 12.)

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

STOCK INCENTIVE PLANS: SFAS No. 123 permits the Company to follow the measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and not recognize compensation expense for its stock-based incentive plans. Had compensation cost for the Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the fair value methodology prescribed by SFAS No. 123, the Company's net income
(loss) and related earnings (loss) per share for the three-month periods ended March 31, 2004 and 2003 would have been reduced to the pro forma amounts indicated below:

================================================================================
PRO FORMA EARNINGS
    UNDER SFAS NO. 123
(In millions, except per share                       THREE MONTHS ENDED
amounts)                                                 MARCH 31,
================================================================================
                                                     2004          2003
                                            ------------------------------------
Net income (loss), as reported ...........       $    15.8      $    (2.3)
Deduct:
Total stock-based employee
  compensation expense determined
  under fair value based
  method for all awards,
  net of related tax effects..............            (0.1)          (0.4)
                                            ------------------------------------
Pro forma net income (loss) (1) ..........       $    15.7      $    (2.7)
                                            ====================================
Basic earnings (loss) per share:
As reported...............................       $    0.24      $   (0.04)
Pro forma net income (loss) (1) ..........            0.24          (0.04)
Diluted earnings (loss) per share:
As reported...............................       $    0.24      $   (0.04)
Pro forma net income (loss) (1) ..........            0.24          (0.04)
================================================================================
(1) Due to Grace's Chapter 11 Filing, these pro forma amounts may not be indicative of future income (loss) and earnings (loss) per share.

To determine compensation cost under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. There were no option grants in the first quarter of 2004 and the year ended 2003.

USE OF ESTIMATES: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities reported at the date of the Consolidated Financial Statements, and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates. Changes in estimates are recorded in the period identified. Grace's accounting measurements that are most affected by management's estimates of future events are:

o Contingent liabilities such as asbestos-related matters (see Note 3), environmental remediation (see Note 11), income taxes (see Note 11), and retained obligations of divested businesses.
o Pension and postretirement liabilities that depend on assumptions regarding discount rates and/or total returns on invested funds.
o Depreciation and amortization periods for long-lived assets, including property and equipment, intangible, and other assets.
o Realization values of various assets such as net deferred tax assets, trade receivables, inventories, insurance receivables, income taxes, and goodwill.

The accuracy of these and other estimates may also be materially affected by uncertainties arising under the Chapter 11 Cases.

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

Components of liabilities subject to compromise are as follows:

================================================================================
(In millions)                                    MARCH 31,     December 31,
(Unaudited)                                        2004            2003
================================================================================
Debt, pre-petition plus
  accrued interest................            $      555.2     $      552.7
Asbestos-related liability .......                   990.3            992.3
Income taxes......................                   218.6            217.9
Environmental remediation ........                   329.5            332.4
Postretirement benefits
  other than pension..............                   131.2            134.3
Special pension
  arrangements....................                    69.9             69.5
Retained obligations of
  divested businesses.............                    56.6             57.0
Accounts payable .................                    31.6             31.9
Other accrued liabilities ........                    64.8             64.3
                                        ----------------------------------------
TOTAL LIABILITIES SUBJECT
  TO COMPROMISE ..................            $    2,447.7     $    2,452.3
================================================================================

Set forth below is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through March 31, 2004.

================================================================================
(In millions)                                                Cumulative
(Unaudited)                                                 Since Filing
================================================================================
Balance, Filing Date..............................         $    2,366.0
Cash disbursements and/or reclassifications
  under Bankruptcy Court orders:
      Freight and distribution order..............                 (5.7)
      Trade accounts payable order................                 (9.1)
      Other court orders including employee
         wages and benefits, sales and use
         tax, and customer programs...............               (196.2)
Expense/(income) items:
   Interest on pre-petition debt..................                 49.4
   Employee-related accruals......................                 11.5
   Change in estimate of asbestos-related
     property damage contingencies................                 30.0
   Change in estimate of environmental
     contingencies................................                219.0
   Change in estimate of income tax
     contingencies................................                  8.5
  Balance sheet reclassifications.................                (25.7)
                                                       -------------------------
Balance, end of period............................         $    2,447.7
================================================================================

Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

The Debtors' Chapter 11 expenses for each of the three-month periods ended March 31, 2004 and March 31, 2003 consisted of:

================================================================================
                                                      THREE MONTHS ENDED
(In millions)                                             MARCH 31,
================================================================================
                                                      2004          2003
                                              ----------------------------------
Legal and financial advisory fees .........       $     4.8      $     2.8
Interest income ...........................            (0.3)          (0.1)
                                              ----------------------------------
Chapter 11 expenses, net...................       $     4.5      $     2.7
================================================================================

Pursuant to SOP 90-7, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.

Condensed financial information of the Debtors is presented below:

================================================================================
W. R. GRACE & CO. - CHAPTER 11
  FILING ENTITIES
  DEBTOR-IN-POSSESSION STATEMENTS
  OF OPERATIONS                                      THREE MONTHS ENDED
(In millions) (Unaudited)                                 MARCH 31,
================================================================================
                                                      2004         2003
                                              ----------------------------------
Net sales, including intercompany .........       $    269.4   $    225.7
                                              ----------------------------------
Cost of goods sold, including
   intercompany, exclusive of
   depreciation and amortization
   shown separately below..................            194.4        158.5
Selling, general and
   administrative expenses,
   exclusive of net pension
   expense shown separately below .........             61.6         56.8
Research and development
    expenses...............................              8.6         10.9
Depreciation and amortization..............             14.5         15.5
Net pension expense........................             11.0         12.3
Interest expense and related
   financing costs.........................              3.8          4.2
Other expense (income).....................             (9.3)       (17.0)
Provision for environmental
  remediation..............................               --          2.0
                                              ----------------------------------
                                                       284.6        243.2
                                              ----------------------------------
Loss before Chapter 11 expenses,
   income taxes, and equity in
   net income of non-filing
   entities................................            (15.2)       (17.5)
Chapter 11 expenses, net...................             (4.5)        (2.7)
Benefit from income taxes..................              2.5          1.8
                                              ----------------------------------
Loss before equity in net income
  of non-filing entities...................            (17.2)       (18.4)
Equity in net income of
  non-filing entities......................             33.0         16.1
                                              ----------------------------------
NET INCOME (LOSS)..........................       $     15.8   $     (2.3)
================================================================================

================================================================================
W. R. GRACE & CO. - CHAPTER 11 FILING
   ENTITIES DEBTOR-IN-POSSESSION
   CONDENSED STATEMENTS OF CASH FLOWS                  THREE MONTHS ENDED
(In millions) (Unaudited)                                   MARCH 31,
================================================================================
                                                       2004        2003
                                              ----------------------------------
OPERATING ACTIVITIES
Loss before Chapter 11 expenses,
  income taxes, and equity in net
  income of non-filing entities............         $  (15.2)   $  (17.5)
Reconciliation to net cash provided
  by (used for) operating activities:
   Non-cash items, net.....................             15.5        17.0
   Contributions to defined
     benefit pension plans.................             (1.1)       (3.1)
   Changes in other assets and
     liabilities, excluding the
     effect of businesses
     acquired/divested.....................             (8.6)      (13.5)
                                              ----------------------------------
NET CASH USED FOR OPERATING ACTIVITIES.....             (9.4)      (17.1)

NET CASH USED FOR INVESTING ACTIVITIES.....             (6.0)      (15.3)

NET CASH USED FOR FINANCING ACTIVITIES.....             (1.8)       (3.1)
                                              ----------------------------------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS.............................            (17.2)      (35.5)
Cash and cash equivalents, beginning
   of period...............................            120.5        56.8
                                              ----------------------------------
Cash and cash equivalents, end of
   period..................................         $  103.3    $   21.3
================================================================================


================================================================================
W. R. GRACE & CO. -
   CHAPTER 11 FILING ENTITIES
   DEBTOR-IN-POSSESSION
   BALANCE SHEETS                                 MARCH 31,     DECEMBER 31,
(In millions) (Unaudited)                           2004           2003
================================================================================
ASSETS
CURRENT ASSETS
Cash and cash equivalents .................    $      103.3    $      120.5
Accounts and other
   receivables, net .......................           114.1           105.6
Receivables from non-filing
   entities, net...........................            35.5            46.2
Inventories................................            85.6            81.2
Other current assets.......................            45.2            47.9
                                               ------------------------------
TOTAL CURRENT ASSETS.......................           383.7           401.4

Properties and equipment, net..............           374.3           383.9
Cash value of life insurance
   policies, net of policy
   loans...................................            92.9            90.8
Deferred income taxes .....................           592.6           587.9
Asbestos-related insurance
   expected to be realized
   after one year..........................           267.8           269.4
Loans receivable from
   non-filing entities, net................           444.1           448.0
Investment in non-filing
   entities................................           320.4           283.8
Other assets...............................            94.3            92.7
                                               ------------------------------
TOTAL ASSETS...............................    $    2,570.1    $    2,557.9
================================================================================

================================================================================
                                               MARCH 31,     DECEMBER 31,
(In millions) (Unaudited)                        2004            2003
================================================================================
LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO
  COMPROMISE
Current liabilities.........                  $     94.8     $     98.0
Other liabilities...........                       200.2          191.2
                                              ------------------------------
 TOTAL LIABILITIES NOT
  SUBJECT TO COMPROMISE.....                       295.0          289.2

LIABILITIES SUBJECT TO
  COMPROMISE................                     2,447.7        2,452.3
                                              ------------------------------
 TOTAL LIABILITIES..........                     2,742.7        2,741.5

 SHAREHOLDERS' EQUITY
  (DEFICIT) ................                      (172.6)        (183.6)
                                              ------------------------------
 TOTAL LIABILITIES AND
  SHAREHOLDERS'
  EQUITY (DEFICIT) .........                  $  2,570.1     $  2,557.9
================================================================================

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

PROPERTY DAMAGE LITIGATION

The plaintiffs in asbestos property damage lawsuits generally seek to have the defendants absorb the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. Each property damage case is unique in that the age, type, size and use of the building, and the difficulty of asbestos abatement, if necessary, vary from structure to structure. Information regarding product identification, the amount of product in the building, the age, type, size and use of the building, the legal status of the claimant, the jurisdictional history of prior cases and the court in which the case is pending has provided meaningful guidance as to the range of potential costs. Grace has recorded a liability for all outstanding property damage claims for which sufficient information is available to form a reasonable estimate of the cost to resolve such claims.

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

Approximately 4,000 additional property damage claims were filed prior to the March 31, 2003 claims bar date. Such claims were reviewed in detail by Grace, categorized into claims with sufficient information to be evaluated or claims that require additional information and, where sufficient information existed, the cost of resolution was estimated. (Approximately 170 claims contained insufficient information to permit an evaluation.) As a result of such review, and after considering the factors described above, Grace recorded a $30.0 million liability as its estimated cost of recovery for such additional claims in the fourth quarter of 2003.

The ZAI cases were filed as class action lawsuits in 2000 and 2001 on behalf of owners of homes containing ZAI. These cases seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. The plaintiffs assert that this product is in millions of homes throughout the U.S. and that the cost of removal could be several thousand dollars per home. As a result of the Filing, these cases have been transferred to the U.S. Bankruptcy Court. Based on Grace's investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that the product was and continues to be safe for its intended purpose and poses little or no threat to human health. In July 2002, the Bankruptcy Court approved special counsel to represent, at the Debtors' expense, the ZAI claimants in a proceeding to determine certain threshold scientific issues regarding ZAI. The parties have completed discovery with respect to these threshold issues and have filed motions asking the Bankruptcy Court to resolve a number of important legal and factual issues regarding the ZAI claims. The Debtors expect the Bankruptcy Court to establish a schedule for hearing the pending motions following the next status conference in May 2004. At this time, Grace is not able to assess the extent of any possible liability related to this matter.

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

Cumulatively through the Filing Date, 16,354 asbestos bodily injury lawsuits involving approximately 35,720 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved) and approximately 55,489 lawsuits involving approximately 163,698 claims were disposed of (through settlement and judgments) for a total of $645.6 million.

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

ASBESTOS-RELATED LIABILITY

The total asbestos-related liability balances as of March 31, 2004 and December 31, 2003 were $990.3 million and $992.3 million, respectively. The decrease in the liability is due to the payment of ongoing post-Filing administrative costs relating to claims management and defense costs permitted by the Bankruptcy Court. The recorded liability is included in "liabilities subject to compromise."

The liability covers indemnity and defense costs for pending and projected future bodily injury claims as of the Filing Date, and pending property damage claims for which sufficient information was available, including the new property damage claims submitted prior to the March 31, 2003 bar date. Since the Filing, Grace is aware that bodily injury claims have continued to be filed against co-defendant companies, and at higher than historical rates. Grace believes that had it not filed for Chapter 11 reorganization, it likely would have received thousands more claims than it had previously projected. Grace has no basis for reliably adjusting its asbestos-related liability for this trend. It will adjust its recorded liability based on developments in the Chapter 11 Cases. Due to the Filing and the uncertainties of asbestos-related litigation, the actual amount of Grace's asbestos-related liability could differ materially from the recorded liability.

Recently, federal legislation has been proposed to address asbestos-related bodily injury litigation. In addition, several states have enacted or proposed legislation affecting asbestos-related bodily injury litigation. At this time, Grace cannot predict what impact any such legislation would have on Grace's asbestos-related bodily injury liability or its ultimate plan of reorganization.

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

--------------------------------------------------------------------------------
4. OTHER EXPENSE (INCOME)
--------------------------------------------------------------------------------

Components of other expense (income) are as follows:

================================================================================
OTHER EXPENSE (INCOME)                                  THREE MONTHS ENDED
(In millions)                                                MARCH 31,
================================================================================
                                                         2004        2003
                                                --------------------------------
Investment income .....................               $   (1.5)   $   (3.1)
Interest income .......................                   (0.9)       (1.2)
Net loss on sale of investments and
  disposals of assets..................                    0.2         0.3
Tolling revenue........................                   (0.3)       (0.5)
Foreign currency.......................                    1.4         1.3
Other miscellaneous income ............                   (2.1)       (2.6)
                                                --------------------------------
Total other expense (income)...........               $   (3.2)   $   (5.8)
================================================================================

In March 2004, Grace began accounting for currency fluctuations on a Euro 293 million intercompany loan between Grace's subsidiaries in the United States and Germany as a component of operating results instead of as a component of other comprehensive income. The change was prompted by new tax laws in Germany and Grace's cash flow planning for its Chapter 11 reorganization, which indicated that it is no longer reasonable to consider this loan as part of the permanent capital structure in Germany. The effect of the change in exchange rates related to this loan over the first quarter was $9.8 million unfavorable, $8.5 million of which is reflected in other comprehensive income and $1.3 million of which is reflected in the Consolidated Statements of Operations as part of other expense (income).

--------------------------------------------------------------------------------
5. OTHER BALANCE SHEET ACCOUNTS
--------------------------------------------------------------------------------

================================================================================
                                                     MARCH 31,  December 31,
(In millions)                                          2004         2003
================================================================================
ACCOUNTS AND OTHER RECEIVABLES, NET
Trade receivables, less allowance of
  $4.8 (2003 - $4.6)...................            $   339.1    $   331.5
Other receivables, less allowances
  of $1.7 (2003 - $1.7)................                 14.7         16.0
                                              ----------------------------------
                                                   $   353.8    $   347.5
================================================================================
INVENTORIES
Raw materials..........................            $    54.7    $    53.5
In process.............................                 38.2         35.8
Finished products......................                145.9        134.0
General merchandise....................                 28.0         29.4
Less:  Adjustment of certain
  inventories to a last-in/first-out
  (LIFO) basis.........................                (40.6)       (38.1)
                                              ----------------------------------
                                                   $   226.2    $   214.6
================================================================================

================================================================================
                                                     MARCH 31,  December 31,
(In millions)                                          2004         2003
================================================================================
OTHER ASSETS
Deferred pension costs.................             $   118.6    $   115.9
Deferred charges ......................                  46.8         45.7
Long-term receivables, less
  allowances of $0.7 (2003 - $0.7).....                   9.1          9.2
Patents, licenses and other
  intangible assets, net...............                  62.7         65.1
Pension-unamortized prior service
   cost................................                  19.8         19.8
Investments in unconsolidated
   affiliates and other................                   0.6          0.5
                                                --------------------------------
                                                    $   257.6    $   256.2
================================================================================
OTHER CURRENT LIABILITIES
Accrued compensation...................             $    40.8    $    44.8
Deferred tax liability.................                   0.4          0.5
Customer volume rebates................                  16.7         28.1
Accrued commissions....................                   6.1          9.8
Accrued reorganization fees............                   9.4          6.9
Other accrued liabilities .............                  57.6         58.9
                                                --------------------------------
                                                    $   131.0    $   149.0
================================================================================
OTHER LIABILITIES
Pension-underfunded plans .............             $   286.7    $   278.5
Other accrued liabilities .............                  17.7         17.5
                                                --------------------------------
                                                    $   304.4    $   296.0
================================================================================

--------------------------------------------------------------------------------
6. LIFE INSURANCE
--------------------------------------------------------------------------------

Grace is the beneficiary of life insurance policies on certain current and former employees with a net cash surrender value of $92.9 million and $90.8 million at March 31, 2004 and December 31, 2003, respectively. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years. The following table summarizes activity in these policies for the three months ended March 31, 2004 and 2003, and components of the net cash value at March 31, 2004 and December 31, 2003:

================================================================================
LIFE INSURANCE -
   ACTIVITY SUMMARY                                 THREE MONTHS ENDED
(In millions)                                           MARCH 31,
================================================================================
                                                   2004            2003
                                        ----------------------------------------
Earnings on policy assets..............       $       9.1     $       11.8
Interest on policy loans...............              (7.6)            (8.7)
Premiums...............................                --               --
Policy loan repayments.................               1.3              0.9
Net investing activity.................              (0.7)             1.3
                                        ----------------------------------------
Change in net cash value...............       $       2.1     $        5.3
================================================================================
Tax-free proceeds received                    $       5.3     $        3.6
================================================================================
COMPONENTS OF                                   MARCH 31,      December 31,
  NET CASH VALUE                                   2004            2003
================================================================================
Gross cash value.......................       $     482.4     $      478.5
Principal - policy loans...............            (373.9)          (365.3)
Accrued interest - policy
  loans................................             (15.6)           (22.4)
                                        ----------------------------------------
Net cash value.........................       $      92.9     $       90.8
================================================================================
Insurance benefits in force                   $   2,208.5     $    2,213.1
================================================================================

Grace's financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities. See Note 11 for tax contingencies regarding certain of these life insurance policies.

--------------------------------------------------------------------------------
7. DEBT
--------------------------------------------------------------------------------

================================================================================
COMPONENTS OF DEBT                                 MARCH 31,    December 31,
(In millions)                                        2004           2003
================================================================================
DEBT PAYABLE WITHIN ONE YEAR
DIP facility...........................          $        --    $        --
Other short-term borrowings............                 15.9            6.8
                                             -----------------------------------
                                                 $      15.9    $       6.8
                                             ===================================
DEBT PAYABLE AFTER ONE YEAR
DIP facility ..........................          $        --    $        --

DEBT SUBJECT TO COMPROMISE
Bank borrowings........................          $     500.0    $     500.0
Other borrowings.......................                  3.5            3.7
Accrued interest.......................                 51.7           49.0
                                             -----------------------------------
                                                 $     555.2    $     552.7
                                             ===================================
Annualized weighted average
  interest rates on total debt.........                  1.9%           2.1%
================================================================================

In April 2001, the Debtors entered into the DIP facility for a two-year term in the aggregate amount of $250 million. The DIP facility is secured by a priority lien on substantially all assets of the Debtors, and bears interest based on LIBOR. The Debtors have extended the term of the DIP facility through April 1, 2006. Grace had no outstanding borrowings under the DIP facility as of March 31, 2004; however, $25.4 million of standby letters of credit were issued and outstanding under the facility. The letters of credit, which reduce available funds under the facility, were issued mainly for trade-related matters such as performance bonds, and certain insurance and environmental matters.

--------------------------------------------------------------------------------
8. SHAREHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

The Company is authorized to issue 300,000,000 shares of common stock. Of the common stock unissued on March 31, 2004, approximately 9,174,968 shares were reserved for issuance pursuant to stock option and other stock incentive plans. In the first three months of 2004 and the year ended December 31, 2003, Grace did not grant any stock options.

For additional information, see Notes 15 and 17 to the Consolidated Financial Statements in Grace's 2003 Form 10-K.

--------------------------------------------------------------------------------
9. EARNINGS (LOSS) PER SHARE
--------------------------------------------------------------------------------

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share.

================================================================================
EARNINGS (LOSS) PER SHARE                               THREE MONTHS ENDED
(In millions, except per share amounts)                      MARCH 31,
================================================================================
                                                         2004       2003
                                                    ----------------------------
NUMERATORS
  Net income (loss)....................                $   15.8   $   (2.3)
                                                    ============================
DENOMINATORS
  Weighted average common shares -
    basic calculation..................                    65.6       65.5
  Dilutive effect of employee stock
    options............................                     0.2         --
                                                    ----------------------------
  Weighted average common shares
    diluted calculation................                    65.8       65.5
                                                    ============================
BASIC EARNINGS (LOSS) PER SHARE........                $   0.24   $  (0.04)
                                                    ============================
DILUTED EARNINGS (LOSS) PER SHARE......                $   0.24   $  (0.04)
================================================================================

As a result of the loss incurred during the three months ended March 31, 2003, employee compensation shares of approximately 500,000 were excluded from the diluted loss per share calculation because their effect would have been antidilutive.

--------------------------------------------------------------------------------
10. COMPREHENSIVE (LOSS) INCOME
--------------------------------------------------------------------------------

Grace's other comprehensive (loss) income consists entirely of foreign currency translation adjustments. The table below presents the pre-tax, tax and after tax amounts of Grace's other comprehensive (loss) income for the three months ended March 31, 2004 and 2003:

================================================================================
                                                                 After
                                         Pre-Tax       Tax        Tax
(In millions)                             Amount     Benefit     Amount
================================================================================
THREE MONTHS ENDED:
  March 31, 2004...................     $   (5.0)  $   --      $   (5.0)
  March 31, 2003...................     $    9.4   $   --      $    9.4
================================================================================

The table below presents the components of Grace's accumulated other comprehensive loss at March 31, 2004 and December 31, 2003:

================================================================================
COMPONENTS OF ACCUMULATED
  OTHER COMPREHENSIVE LOSS                         MARCH 31,      December 31,
(In millions)                                         2004            2003
================================================================================
Foreign currency
  translation .....................              $    (49.3)     $    (44.3)
Minimum pension liability..........                  (265.4)         (265.4)
                                            ------------------------------------
Accumulated other
  comprehensive loss...............              $   (314.7)     $   (309.7)
================================================================================

Grace is a global enterprise, which operates in over 40 countries with local currency generally deemed to be the functional currency for accounting purposes. The foreign currency translation amount represents the adjustment necessary to translate the balance sheets valued in local currencies to the U.S. dollar as of the end of each period presented. The decline in foreign currency translation at March 31, 2004 compared with December 31, 2003 is due to the strengthening of the U.S. dollar against most other reporting currencies.

--------------------------------------------------------------------------------
11. COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

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

Grace's environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. These liabilities are evaluated based on currently available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, existing technology, prior experience in contaminated site remediation and the apportionment of costs among potentially responsible parties. Grace expects that the funding of environmental remediation activities will be affected by the Chapter 11 proceedings; any such effect could be material. Grace's environmental liabilities are included in "liabilities subject to compromise" as of March 31, 2004.

At March 31, 2004, Grace's estimated liability for environmental investigative and remediation costs totaled $329.5 million, compared with $332.4 million at December 31, 2003. This liability covers both vermiculite and non-vermiculite related matters. The amount is based on funding and/or remediation agreements in place and Grace's best estimate of its cost for sites not subject to a formal remediation plan.

Cash expenditures charged against previously established reserves for the three months ended March 31, 2004 and 2003 were $2.9 million and $3.1 million, respectively.

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

As a result of such ruling and Grace's analysis of estimated remediation costs at vermiculite processing sites currently or formerly operated by Grace, Grace estimates its total liability for vermiculite-related matters at March 31, 2004 at $181.0 million. Grace's estimate of expected costs is based on public comments regarding the EPA's spending plans, discussions of spending forecasts with EPA representatives, and analysis of other information made available from the EPA. The EPA's cost estimates have changed regularly and increased substantially over time. Consequently, Grace's estimate may change materially as more information becomes available. Grace's liability for this matter is included in "liabilities subject to compromise" as of March 31, 2004.

Non-Vermiculite Related Matters

At March 31, 2004 and December 31, 2003, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $148.5 million and $151.4 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. This liability also reflects Grace's evaluation of environmental-related claims submitted as part of the Chapter 11 process for which sufficient information was available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially. Grace's liability for this matter is included in "liabilities subject to compromise" as of March 31, 2004.

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

TAX MATTERS

Grace has received the examination report from the Internal Revenue Service (the "IRS") for tax periods 1993 through 1996 asserting, in the aggregate, approximately $114.0 million of proposed tax adjustments, including accrued interest. The most significant contested issue addressed in such report concerns corporate-owned life insurance ("COLI") policies and is discussed below. Other proposed IRS tax adjustments include Grace's tax position regarding research and development credits, the reporting of certain divestitures and other miscellaneous proposed adjustments. The tax audit for the 1993 through 1996 tax period was under the jurisdiction of the IRS Office of Appeals, where Grace filed a protest. The IRS Office of Appeals has returned the audit to the examination team for further review of the proposed adjustments as well as several affirmative tax claims raised by Grace. Grace's federal tax returns covering periods 1997 and forward are either under examination by the IRS or open for future examination. In addition, Grace will be required to report to state and local tax jurisdictions the additional taxable income (and the related accrued interest) resulting from IRS adjustments upon resolution of the Federal tax audits. Grace believes that the impact of probable tax return adjustments are adequately recognized as liabilities at March 31, 2004. Any cash payment as a result of such adjustment would be subject to Grace's Chapter 11 proceedings.

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

On September 23, 2002, Grace filed a motion in its Chapter 11 proceeding requesting that the Bankruptcy Court authorize Grace to enter into a settlement agreement with the IRS with respect to Grace's COLI interest deductions. The tax years at issue are 1989 through 1998. Under the terms of the proposed settlement, the government would allow 20% of the aggregate amount of the COLI interest deductions and Grace would owe federal income tax and interest on the remaining 80%. Grace has accrued for the potential tax and interest liability related to the disallowance of all COLI interest deductions and continues to accrue interest. On October 22, 2002, the Bankruptcy Court issued an order authorizing Grace to enter into settlement discussions with the IRS consistent with the aforementioned terms and further ordered that any final agreement would be subject to Bankruptcy Court approval. Grace has reached a tentative agreement with the IRS on such settlement and intends to submit it for Bankruptcy Court approval.

The IRS has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1995 against a Grace subsidiary that formerly operated a temporary staffing business for nurses and other health care personnel. The assessments, aggregating $21.8 million, were made in connection with a meal and incidental expense per diem plan for traveling health care personnel that was in effect through 1999, the year in which Grace sold the business. The IRS contends that certain per diem reimbursements should have been treated as wages subject to employment taxes and federal income tax withholding. Grace contends that its per diem and expense allowance plans were in accordance with statutory and regulatory requirements, as well as other published guidance from the IRS. The IRS has issued additional assessments aggregating $40.1 million for the 1996 through 1998 tax periods. The statute of limitations has expired with respect to the 1999 tax year. Grace has a right to indemnification for approximately 36% of any tax liability (including interest thereon) for the period from July, 1996 through December, 1998 from its former partner in the business. The matter is currently pending in the United States Court of Claims. Grace is currently in discussions with the Department of Justice concerning possible settlement options. Grace does not expect the resolution of this matter to have significant adverse impact on its Consolidated Financial Statements.

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

FINANCIAL ASSURANCES

At March 31, 2004, Grace had gross financial assurances issued and outstanding of $252.2 million, comprised of $136.8 million of gross surety bonds issued by various insurance companies and $115.4 million of standby letters of credit and other financial assurances issued by various banks. Of the standby letters of credit, $19.0 million act as collateral for surety bonds, thereby reducing Grace's overall obligations under its financial assurances to a net amount of $233.2 million. These financial assurances were established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. Of the net amount of $233.2 million of financial assurances, approximately $12.2 million were issued by non-Debtor entities and $221.0 million were issued by the Debtors. Of the amounts issued by the Debtors, approximately $191.1 million were issued before the Filing Date, with the remaining $29.9 million being subsequent to the Filing, of which $25.4 million was issued under the DIP facility.

ACCOUNTING FOR CONTINGENCIES

Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. generally accepted accounting principles. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" on the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded by Grace at March 31, 2004.

--------------------------------------------------------------------------------
12. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS
--------------------------------------------------------------------------------

Grace maintains defined benefit pension plans covering employees of certain units who meet age and service requirements. Benefits are generally based on final average salary and years of service. Grace funds its U.S. pension plans in accordance with U.S. federal laws and regulations. Non-U.S. pension plans are funded under a variety of methods, as required under local laws and customs.

Grace also provides, through nonqualified plans, supplemental pension benefits in excess of qualified plan limits imposed by Federal tax law. These plans cover officers and certain key employees and serve to increase the combined pension amount to the level which they otherwise would have received under the qualified plans in the absence of such limits. The unqualified plans are unfunded and Grace pays the costs of benefits as they are incurred.

Grace provides postretirement health care and life insurance benefits for retired employees of certain U.S. business units and certain divested units. The postretirement medical plan provides various levels of benefits to employees (depending on their dates of hire) who retire from Grace after age 55 with at least 10 years of service. These plans are unfunded, and Grace pays the costs of benefits under these plans as they are incurred. Grace applies SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires that the future costs of postretirement health care and life insurance benefits be accrued over the employees' years of service.

The components of net periodic benefit cost for the three months ended March 31, 2004 and 2003 are as follows:


================================================================================
COMPONENTS OF NET
  PERIODIC BENEFIT
  COST                                          THREE MONTHS ENDED
(In millions)                                        MARCH 31,
================================================================================
                                         2004                     2003
                                ------------------------------------------------
                                    U.S.        OTHER        U.S.       Other
                                ------------------------------------------------
Service cost................      $    2.9     $   0.2     $   2.5     $   0.2
Interest cost...............          13.9         1.7        14.0         2.2
Expected return on plan
  assets........... ........         (12.6)         --       (11.0)         --
Amortization of prior
  service cost..............           1.4        (3.2)        1.4        (3.2)
Amortization of
  unrecognized
  actuarial loss............           4.6         0.7         4.7         1.0
                                ------------------------------------------------
NET PERIODIC BENEFIT
  COST......................       $  10.2      $ (0.6)     $ 11.6      $  0.2
================================================================================

Grace previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $40 million to its domestic qualified defined benefit pension plans in 2004, $33 million to satisfy minimum funding requirements under the Employee Retirement Income Security Act of 1974 ("ERISA") and $7 million to help fund the shortfall between Grace's U.S. qualified pension obligations and the market value of dedicated pension assets. In April 2004, a Federal law was passed that provides for a two-year modification to the regulatory framework that governs pension funding. Under the new law, the interest rate to be used to determine the level of underfunding in a defined benefit pension plan is based on interest rates on long-term corporate bonds instead of interest rates on 30-year U.S. Treasury bonds. As a result of the new law, Grace is required to contribute $44.5 million to its domestic qualified defined benefit pension plans for the 2004 plan year ($0.1 million of which is payable in 2004 and $44.4 million of which is payable by September
2005) to satisfy its minimum funding requirements under ERISA. Grace may seek to contribute more than the minimum amount in 2004 to more effectively manage its longer term funding obligations. Contributions to the U.S. qualified pension plans are subject to the approval of the Bankruptcy Court. Grace expects to contribute approximately $4.4 million to its domestic nonqualified pension plans and approximately $12.0 million to its other postretirement plans in 2004.

Contributions to fund the postretirement health care and life insurance plans are discretionary, as the plans are not subject to any minimum regulatory funding requirements. For the three months ended March 31, 2004 and 2003, Grace has contributed $2.6 million and $3.1 million to the plan, respectively.

--------------------------------------------------------------------------------
13. BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

Grace is a global producer of specialty chemicals and specialty materials. It generates revenues from two business segments: Davison Chemicals and Performance Chemicals. Davison Chemicals produces a variety of catalyst and silica products. Performance Chemicals produces specialty construction chemicals, building materials and sealants and coatings. Intersegment sales, eliminated in consolidation, are not material. The table below presents information related to Grace's business segments for the three-month periods ended March 31, 2004 and 2003. Only those corporate expenses directly related to the segment are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

=============================================================================
                                                         THREE MONTHS
BUSINESS SEGMENT DATA                                        ENDED
(In millions)                                              MARCH 31,
=============================================================================
                                                         2004     2003
                                                    -------------------------
NET SALES
Davison Chemicals...............................       $  270.9  $  239.1
Performance Chemicals...........................          247.6     205.7
                                                    -------------------------
TOTAL...........................................       $  518.5  $  444.8
                                                    =========================
PRE-TAX OPERATING INCOME
Davison Chemicals...............................       $   32.0  $   20.3
Performance Chemicals...........................           27.6      12.1
                                                    -------------------------
TOTAL...........................................       $   59.6  $   32.4
=============================================================================

The table below presents information related to the geographic areas in which Grace operated for the three months ended March 31, 2004 and 2003.

=============================================================================
                                                           THREE MONTHS
GEOGRAPHIC AREA DATA                                           ENDED
(In millions)                                                MARCH 31,
=============================================================================
                                                          2004      2003
                                                    -------------------------
NET SALES
  United States.................................        $  202.3  $  188.6
  Canada and Puerto Rico........................            22.9      15.6
  Europe, other than Germany....................           165.2     134.7
  Germany.......................................            28.2      20.1
  Asia Pacific..................................            72.7      61.4
  Latin America.................................            27.2      24.4
                                                    -------------------------
TOTAL...........................................         $ 518.5   $ 444.8
=============================================================================

The pre-tax operating income for Grace's business segments for the three-month periods ended March 31, 2004 and 2003 is reconciled below to income before Chapter 11 expenses, income taxes, and minority interest presented in the accompanying Consolidated Statements of Operations.

=============================================================================
RECONCILIATION OF BUSINESS SEGMENT DATA TO                   THREE MONTHS
  FINANCIAL STATEMENTS                                          ENDED
(In millions)                                                 MARCH 31,
=============================================================================
                                                            2004     2003
                                                    -------------------------
Pre-tax operating income - business segments ...          $  59.6  $  32.4
Minority interest ..............................              0.5      0.2
Loss on sale of investments and disposals
  of assets.....................................             (0.2)    (0.3)
Provision for environmental remediation.........               --     (2.0)
Interest expense and related financing costs ...             (3.9)    (4.2)
Corporate costs.................................            (21.1)   (18.9)
Other, net......................................             (3.2)    (3.5)
                                                    -------------------------
Income before Chapter 11 expenses,
  income taxes, and minority interest  .........          $  31.7  $   3.7
=============================================================================

Corporate costs include expenses of corporate headquarters functions incurred in support of core operations, such as corporate financial and legal services, human resources management, communications and regulatory affairs. This item also includes certain pension and postretirement benefits, including the amortization of deferred actuarial losses that are considered a core operating cost but not allocated to business segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

============================================================================
                                                       THREE MONTHS ENDED
                                                           MARCH 31,
----------------------------------------------------------------------------
                                                        2004        2003
                                                    ------------------------
Catalyst products...........................            36.1%       37.8%
Silica products.............................            16.1%       16.0%
                                                    ------------------------
DAVISON CHEMICALS...........................            52.2%       53.8%
                                                    ------------------------
Construction chemicals......................            22.5%       20.4%
Building materials..........................            11.5%       12.0%
Sealants and coatings.......................            13.8%       13.8%
                                                    ------------------------
PERFORMANCE CHEMICALS.......................            47.8%       46.2%
                                                    ------------------------
TOTAL.......................................           100.0%      100.0%
============================================================================

Catalyst products includes: fluid cracking catalysts ("FCC") and additives used in petroleum refineries to convert distilled crude oil into transportation fuels and other petroleum-based products; hydroprocessing catalysts, also used in refining, to upgrade heavy oils and remove certain impurities; polyolefin catalysts, which are essential components in the manufacture of polyethylene and polypropylene resins used in products such as plastic film, high-performance plastic pipe and other plastic parts; and chemical catalysts, which are used in a variety of chemical processes. Key external drivers for catalysts are the refining industry, specifically the impacts of fuel and petrochemical demand and crude oil supply, and the plastics industry, where demand generally correlates with general economic factors such as consumer confidence.

Silica products are used in a wide range of industrial and consumer applications such as paper, wood and coil coatings, food processing, plastics, adsorbents, personal care products and biotechnology separations. Apart from high growth segments such as coatings used for ink jet printing applications and biotechnology, silica products' performance is largely affected by general economic conditions.

Construction chemicals and building materials are used primarily by the non-residential construction industry. Construction chemicals add strength, control corrosion, and enhance the handling and application of concrete, and reduce the manufacturing cost and improve the quality of cement. Performance for this product group is driven by non-residential construction activity and, to a lesser extent, residential construction activity, which tend to lag the general economy in both decline and recovery. Building materials prevent water damage to structures and protect structural steel against collapse due to fire. Building materials performance is also driven by non-residential construction activity, with greater lags than construction chemicals, reflecting longer lead times for large projects. Other important external factors affecting business performance include residential re-roofing activity and a decline in fire protection demand due to changes in building codes. Since building materials is largely a North American product group, it is most strongly affected by U.S. construction activity.

Sealants and coatings are used to seal beverage and food cans, and glass and plastic bottles, and to protect metal packaging from corrosion and the contents from the influences of metal. Although this product group is affected by general economic conditions, there is an ongoing shift in demand from metal and glass to plastic packaging for foods and beverages. This shift is driving a decline in can sealant usage and providing some opportunities to closure sealants and other products for plastic packaging.

--------------------------------------------------------------------------------
VOLUNTARY BANKRUPTCY FILING
--------------------------------------------------------------------------------

See Note 1 to the Consolidated Financial Statements for a discussion of Grace's Voluntary Bankruptcy Filing.

--------------------------------------------------------------------------------
CRITICAL ACCOUNTING ESTIMATES
--------------------------------------------------------------------------------

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities reported at the date of the Consolidated Financial Statements, and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates. Changes in estimates are recorded in the period identified. Grace's accounting measurements that are most affected by management's estimates of future events are:

o Contingent liabilities such as asbestos-related matters (see Note 3 to the Consolidated Financial Statements), environmental remediation (see Note 11 to the Consolidated Financial Statements), income taxes (see Note 11 to the Consolidated Financial

    Statements), and retained obligations of divested businesses.
o Pension and postretirement liabilities that depend on assumptions regarding discount rates and/or total returns on invested funds.
o Depreciation and amortization periods for long-lived assets, including property and equipment, intangible, and other assets.
o Realization values of various assets such as net deferred tax assets, trade receivables, inventories, insurance receivables, income taxes, and goodwill.

The accuracy of these and other estimates may also be materially affected by the uncertainties arising under the Chapter 11 Cases.

--------------------------------------------------------------------------------
CONSOLIDATED OPERATIONS
--------------------------------------------------------------------------------

Set forth below is a chart that lists key operating statistics, and dollar and percentage changes for the three-month periods ended March 31, 2004 and 2003. The chart should be referenced when reading management's discussion and analysis of financial condition and results of operations. The chart, as well as the financial information presented throughout this discussion divides Grace's financial results between "core operations" and "noncore activities." Core operations comprise the financial results of Davison Chemicals, Performance Chemicals and the costs of corporate activities that directly or indirectly support business operations. In contrast, noncore activities comprise all other events and transactions not directly related to the generation of operating revenue or the support of core operations and generally relate to Grace's former operations and products.

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

====================================================================================================================================
ANALYSIS OF CONTINUING OPERATIONS                                                             THREE MONTHS ENDED
 (In millions)                                                                                     MARCH 31,
====================================================================================================================================
                                                                                                            $ Change      % Change
                                                                                 2004           2003      Fav (Unfav)   Fav (Unfav)
                                                                            --------------------------------------------------------
NET SALES
    Davison Chemicals.................................................      $    270.9     $    239.1    $     31.8        13.3%
    Performance Chemicals.............................................           247.6          205.7          41.9        20.4%
                                                                            --------------------------------------------------------
TOTAL GRACE SALES - CORE OPERATIONS...................................      $    518.5     $    444.8    $     73.7        16.6%
====================================================================================================================================
PRE-TAX OPERATING INCOME
    Davison Chemicals (1).............................................      $     32.0     $     20.3    $     11.7        57.6%
    Performance Chemicals.............................................            27.6           12.1          15.5       128.1%
    Corporate costs:
       Support functions..............................................            (8.0)          (8.1)          0.1         1.2%
       Pension, performance-related compensation, and other...........           (13.1)         (10.8)         (2.3)      (21.3%)
                                                                            --------------------------------------------------------
    Total Corporate costs.............................................           (21.1)         (18.9)         (2.2)      (11.6%)
                                                                            --------------------------------------------------------
PRE-TAX INCOME FROM CORE OPERATIONS...................................            38.5           13.5          25.0       185.2%
PRE-TAX LOSS FROM NONCORE ACTIVITIES..................................            (4.3)          (7.0)          2.7        38.6%
Interest expense......................................................            (3.9)          (4.2)          0.3         7.1%
Interest income.......................................................             0.9            1.2          (0.3)      (25.0%)
                                                                            --------------------------------------------------------
INCOME BEFORE CHAPTER 11 EXPENSES AND INCOME TAXES....................            31.2            3.5          27.7       791.4%
Chapter 11 expenses, net..............................................            (4.5)          (2.7)         (1.8)      (66.7%)
Provision for income taxes............................................           (10.9)          (3.1)         (7.8)     (251.6%)
                                                                            --------------------------------------------------------
Net income (loss).....................................................      $     15.8     $     (2.3)   $     18.1          NM
====================================================================================================================================
KEY FINANCIAL MEASURES:
   PRE-TAX INCOME FROM CORE OPERATIONS AS PERCENTAGE OF SALES:
    Davison Chemicals (1).............................................            11.8%           8.5%          NM          3.3pts
    Performance Chemicals.............................................            11.1%           5.9%          NM          5.2pts
    Total Core Operations.............................................             7.4%           3.0%          NM          4.4pts
   PRE-TAX INCOME FROM CORE OPERATIONS BEFORE DEPRECIATION AND
     AMORTIZATION ....................................................      $     65.7     $     38.2    $     27.5        72.0%
      As a percentage of sales........................................            12.7%           8.6%          NM          4.1pts
====================================================================================================================================
NET CONSOLIDATED SALES BY REGION:
   North America......................................................      $    225.2     $    204.2    $     21.0        10.3%
   Europe.............................................................           193.4          154.8          38.6        24.9%
   Asia Pacific.......................................................            72.7           61.4          11.3        18.4%
   Latin America......................................................            27.2           24.4           2.8        11.5%
                                                                            --------------------------------------------------------
TOTAL.................................................................      $    518.5     $    444.8    $     73.7        16.6%
====================================================================================================================================

  NM = Not meaningful (1) Pre-tax operating income for Davison Chemicals excludes minority interest related to the Advanced Refining Technologies joint venture.

--------------------------------------------------------------------------------
GRACE OVERVIEW
--------------------------------------------------------------------------------

NET SALES

The following table identifies the year-over-year increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation for the three months ended March 31, 2004 and 2003, respectively.

============================================================================
NET SALES                       THREE MONTHS ENDED MARCH 31, 2004 AS A
  VARIANCE                        PERCENTAGE INCREASE (DECREASE) FROM
  ANALYSIS                         THREE MONTHS ENDED MARCH 31, 2003
============================================================================
                                VOLUME   PRICE/MIX  TRANSLATION   TOTAL
                             -----------------------------------------------
Davison Chemicals........         0.1%       6.6%        6.6%      13.3%
Performance
  Chemicals..............        14.1%      (0.6%)       6.9%      20.4%
Net sales................         6.6%       3.3%        6.7%      16.6%
----------------------------------------------------------------------------
BY REGION:
  North America..........         5.3%       4.5%        0.5%      10.3%
  Europe.................         9.0%       0.1%       15.8%      24.9%
  Asia Pacific...........         7.8%       5.5%        5.1%      18.4%
  Latin America..........         2.9%       2.9%        5.7%      11.5%
============================================================================

Grace's sales in the three-month period ended March 31, 2004 were favorably impacted by improved volume in construction chemicals and product mix in catalysts, and favorable currency translation from a weaker U.S. dollar. Foreign currency translation contributed $29.9 million or 6.7 percentage points of the sales growth, mainly due to the strengthening of the Euro against the U.S. dollar. In addition, acquisitions contributed $5.8 million or 1.3 percentage points of the sales volume growth.

PRE-TAX INCOME FROM CORE OPERATIONS

Operating profit and margins for the three months ended March 31, 2004 were higher as compared with the prior year period due to higher sales from improved economic conditions, including stronger construction activity in the U.S., cost structure improvements from successful productivity initiatives, and foreign currency translation effects.

Corporate costs include corporate functional costs (such as financial and legal services, human resources, communications and information technology), the cost of corporate governance (including directors and officers ("D&O") liability insurance, a portion of which is allocated to noncore activities) and pension costs related to both corporate employees and to the effects of changes in assets and liabilities for all Grace pension plans. Corporate costs for the three months ended March 31, 2004 increased over the prior year period primarily due to performance-related compensation to reflect the year-over-year increase in business performance, professional fees for Sarbanes-Oxley compliance, and higher insurance premiums.

PRE-TAX LOSS FROM NONCORE ACTIVITIES

============================================================================
                                                          THREE MONTHS
                                                              ENDED
(In millions)                                               MARCH 31,
----------------------------------------------------------------------------
                                                        2004        2003
                                                    ------------------------
Environmental provision - vermiculite
  mining......................................        $    --      $ (2.0)
Environmental provision - all other sites.....             --          --
Provision for asbestos-related litigation.....             --          --
COLI income, net..............................            1.5         3.1
D&O insurance cost ...........................           (1.3)       (1.7)
Pension and postretirement benefit costs......           (2.2)       (2.9)
Foreign currency..............................           (1.4)       (1.3)
Other.........................................           (0.9)       (2.2)
                                                    ------------------------
                                                      $  (4.3)     $ (7.0)
============================================================================

Pre-tax loss from noncore activities for the three months ended March 31, 2004 was comparable to 2003 except for a pre-tax charge of $2.0 million in the first quarter of 2003 to adjust Grace's then current estimate of defense costs in connection with a cost recovery lawsuit brought by the U.S. government relating to Grace's former vermiculite mining and processing activities near Libby, Montana.

In March 2004, Grace began accounting for currency fluctuations on a Euro 293 million intercompany loan between Grace's subsidiaries in the United States and Germany as a component of operating results instead of as a component of other comprehensive income. The change was prompted by new tax laws in Germany and Grace's cash flow planning for its Chapter 11 reorganization, which indicated that it is no longer reasonable to consider this loan as part of the permanent capital structure in Germany. The effect of the change in exchange rate related to this loan over the first quarter was $9.8 million unfavorable; $8.5 million of which is reflected in other comprehensive income and $1.3 million of which is reflected in the Consolidated Statements of Operations as part of other expense (income).

CHAPTER 11 EXPENSES

Although it is difficult to measure precisely how Chapter 11 has impacted Grace's overall financial performance, there are certain added costs that are directly attributable to operating under the Bankruptcy Code. Net Chapter 11 expenses consist primarily of legal, financial and consulting fees incurred by Grace and three creditors' committees. Chapter 11 expenses for the three-month period ended March 31, 2004 are comparable to recent quarters and reflect normal and expected activity. Grace believes that Chapter 11 expenses will range between $2 million and $6 million per quarter for the foreseeable future.

In addition, for the quarters ended March 31, 2004 and 2003, Grace's pre-tax income from core operations included expenses of $4.0 million and $3.8 million, respectively, for Chapter 11-related compensation charges. Poor stock price performance in the period leading up to and after the Filing diminished the value of Grace's stock option program to current and prospective employees, which caused Grace to change its long-term incentive compensation program into a cash-based program. Grace has also sought to address employee retention issues by providing added compensation to certain employees and increasing Grace's contribution to its retirement savings and investment plan.

There are numerous other indirect costs to manage Grace's Chapter 11 proceedings such as: management time devoted to Chapter 11 matters; added cost of debt capital; added costs of general business insurance, including D&O liability insurance premiums; and lost business and acquisition opportunities due to the complexities of operating under Chapter 11.

INTEREST

Net interest expense in the three-month period ended March 31, 2004 was consistent with the prior year period. The payment of interest accrued on pre-petition debt is subject to the outcome of Grace's Chapter 11 proceedings.

INCOME TAXES

Grace's provision for income taxes at the federal corporate rate of 35.0% was $9.3 million and $0.3 million for the three months ended March 31, 2004 and 2003, respectively. The primary differences between these amounts and the overall provision for income taxes is attributable to current period interest on tax contingencies and the non-deductibility of certain Chapter 11 expenses.

--------------------------------------------------------------------------------
BUSINESS SEGMENT OVERVIEW
--------------------------------------------------------------------------------

DAVISON CHEMICALS

================================================================================
                                       THREE MONTHS ENDED MARCH 31,
                         -------------------------------------------------------
NET SALES BY                                            $ Change     % Change
 PRODUCT LINE                                              Fav          Fav
(In millions)                 2004          2003         (Unfav)      (Unfav)
--------------------------------------------------------------------------------
Catalyst products.         $   187.3     $   168.0     $    19.3        11.5%
Silica products...              83.6          71.1          12.5        17.6%
                        --------------------------------------------------------
TOTAL DAVISON
 CHEMICALS........         $   270.9     $   239.1     $    31.8        13.3%
================================================================================

================================================================================
                                     THREE MONTHS ENDED MARCH 31,
                         -------------------------------------------------------
                                                       $ Change       % Change
NET SALES BY REGION                                       Fav            Fav
(In millions)                 2004          2003        (Unfav)        (Unfav)
--------------------------------------------------------------------------------
North America.....         $   105.1     $    96.2     $     8.9         9.3%
Europe............             117.5          99.8          17.7        17.7%
Asia Pacific......              37.7          31.5           6.2        19.7%
Latin America.....              10.6          11.6          (1.0)       (8.6%)
                         -------------------------------------------------------
TOTAL DAVISON
 CHEMICALS........         $   270.9     $   239.1     $    31.8        13.3%
================================================================================

Sales

The increase in sales for the Davison Chemicals segment for the quarter ended March 31, 2004 compared with the prior year period was attributable to the favorable impact of currency translation, product mix, and volume growth in the silica products business. Excluding the effects of favorable currency translation, sales were up 6.7% for the quarter. Sales of catalyst products were $187.3 million, up 11.5% compared with the prior year quarter. Most of the increase resulted from favorable product mix factors including added revenue to cover higher metals costs, with the remainder attributable to favorable currency effects. Sales of silica products were $83.6 million, up 17.6% compared with the first quarter of 2003, with currency effects of the stronger Euro contributing about 11.7 percentage points of the increase. Improvement was also attributable to growth programs in separations applications and from higher volumes in most consumer segments, reflecting evidence of a stronger economy in the United States and Asia Pacific. In Europe, the increase in sales was primarily due to favorable currency translation, as well as volume growth in silica products. The increase in Asia Pacific reflects volume growth from increased share in an expanding market place.

Operating Income

Operating income of the Davison Chemicals segment for the first quarter was $32.0 million, 57.6% higher than the 2003 first quarter; operating margin was 11.8%, higher than the prior year quarter by 3.3 percentage points. The increase in operating income was driven primarily by higher sales in North America and in the Asia Pacific region, as well as foreign currency translation effects on Euro-based sales. The improvement in first quarter operating margin was attributable to favorable product mix, improved manufacturing costs and positive results from productivity initiatives. Operating income and margins in the first quarter of 2003 were negatively affected by manufacturing costs, primarily due to production difficulties and unusual maintenance requirements at certain facilities, exacerbated by severe weather in the mid-Atlantic region of the United States.

PERFORMANCE CHEMICALS

================================================================================
                                           THREE MONTHS ENDED MARCH 31,
                             ---------------------------------------------------
NET SALES BY                                               $ Change   % Change
  PRODUCT LINE                                                Fav        Fav
(In millions)                     2004         2003         (Unfav)    (Unfav)
--------------------------------------------------------------------------------
Construction chemicals.....     $  116.4     $   90.8     $   25.6       28.2%
Building materials.........         59.8         53.5          6.3       11.8%
Sealants and coatings......         71.4         61.4         10.0       16.3%
                             ---------------------------------------------------
TOTAL PERFORMANCE
 CHEMICALS.................     $  247.6     $  205.7     $   41.9       20.4%
================================================================================

================================================================================
                                           THREE MONTHS ENDED MARCH 31,
                             ---------------------------------------------------
                                                          $ Change     % Change
NET SALES BY REGION                                          Fav          Fav
(In millions)                    2004         2003         (Unfav)      (Unfav)
--------------------------------------------------------------------------------
North America..............     $ 120.1      $  108.0     $   12.1        11.2%
Europe.....................        75.9          55.0         20.9        38.0%
Asia Pacific...............        35.0          29.9          5.1        17.1%
Latin America..............        16.6          12.8          3.8        29.7%
                             ---------------------------------------------------
TOTAL PERFORMANCE
 CHEMICALS.................     $  247.6     $  205.7     $   41.9        20.4%
================================================================================

Sales

The increase in sales for the Performance Chemicals segment in the first quarter of 2004 compared with the first quarter of 2003 was primarily attributable to volume growth in all product lines, a recent acquisition, and favorable foreign currency translation. The October 2003 acquisition of certain assets of Tricosal Beton-Chemie GmbH & Co. KG by a German subsidiary accounted for $5.2 million, or
2.5 percentage points of the sales growth, while currency translation accounted for 6.9 percentage points of the sales growth. The sales increase in construction chemicals primarily reflected the success of sales growth initiatives and new product programs worldwide, as well as stronger U.S. construction activity. The increase in sales of building materials was mainly due to increases in waterproofing products, especially roofing underlayments, driven by a high level of residential re-roofing activity, and the impact of favorable foreign currency translation. The increase was partially offset by continued declines in sales of fire protection products resulting from the effects of new building codes that permit the use of less material for structural steel applications. Sales increases in sealants and coatings reflected favorable foreign currency translation (8.8 percentage points) and growth initiatives in coatings and closure sealants; sales of can sealants and other products were about even with the same period last year.

Sales increases in North America reflected increased U.S. construction activity from good construction weather and leveling in the cyclical declines of recent years. In Europe, higher sales were due to favorable foreign currency translation (17.8 percentage points), the German acquisition (9.5 percentage points) and volume growth in all product groups, particularly construction chemicals. Sales in Asia Pacific increased from the effects of favorable foreign currency translation (9.0 percentage points), as well as volume growth, primarily in construction chemicals. Increased sales in Latin America reflected currency translation (6.3 percentage points) and volume increases in construction chemicals, closure sealants and coatings.

Operating Income

Pre-tax operating income and operating margin were substantially higher in the first quarter of 2004 compared with the prior year period, and was a record for a first quarter, reflecting sales increases, successful productivity programs, discretionary expense management and favorable foreign currency translation. The first quarter of 2003 was a particularly weak quarter, mainly reflecting depressed construction activity and weather-delayed projects in the U.S.; however, the first quarter of 2004 also exceeded 2002, the previous first quarter record for Performance Chemicals, by more than 30% at constant exchange rates.

FINANCIAL POSITION

The following charts set forth the Davison Chemicals and Performance Chemicals total asset position and pre-tax return on average total assets at March 31, 2004 and December 31, 2003.

================================================================================
                                                      $ Change        % Change
                                                     (excluding      (excluding
                                                      currency        currency)
DAVISON                                              translation     translation
  CHEMICALS             MARCH 31,     December 31,       Fav             Fav
 (In millions)            2004           2003          (Unfav)         (Unfav)
--------------------------------------------------------------------------------
Receivables.........    $  146.2      $  146.3        $    1.4           1.0%
Inventory...........       143.5         133.6            11.3           8.5%
Other current
 assets.............         2.5           2.1             0.4          19.0%
                     ----------------------------------------------
Total current
 assets.............       292.2         282.0            13.1           4.6%
Properties and
 equipment,
 net................       429.1         444.0           (11.7)         (2.6%)
Goodwill and
 other intangible
 assets.............        64.0          65.8            (0.8)         (1.2%)
Other assets........         4.7           5.3            (0.2)         (3.8%)
                     ----------------------------------------------
Total assets........    $  790.0      $  797.1        $    0.4           0.1%
                     ==============================================
Pre-tax return
 on average
 total assets
 (trailing 12
 months)............        16.6%         15.4%                          1.2 pts
================================================================================

Davison Chemicals' total assets decreased by $7.1 million, of which $7.5 million of the decline was attributable to a stronger U.S. dollar at March 31, 2004. The increase in inventory was primarily in North America and was due to a build-up for 2004 sales, increased inventory costs and acquisitions. The decline in properties and equipment was caused by first quarter net depreciation.

The pre-tax return on average total assets increased by 1.2 percentage points, primarily due to a 57.6% increase in pre-tax operating income.

================================================================================
                                                   $ Change       % Change
                                                  (excluding     (excluding
                                                   currency       currency
PERFORMANCE                                       translation)   translation)
  CHEMICALS           MARCH 31,    December 31,       Fav            Fav
(In millions)           2004          2003          (Unfav)        (Unfav)
--------------------------------------------------------------------------------
Receivables.........  $  202.3     $  196.2       $    7.4          3.8%
Inventory...........      82.8         80.9            2.4          3.0%
Other current
 assets.............       5.2          5.9           (0.7)       (11.9%)
                    ------------------------------------------
Total current
 assets.............     290.3        283.0            9.1          3.2%
Properties and
 equipment,
 net................     197.5        203.2           (5.1)        (2.5%)
Goodwill and
 other intangible
 assets.............      82.9         84.5           (0.4)        (0.5%)
Other assets........      40.2         38.5            1.7          4.4%
                    ------------------------------------------
Total assets........  $  610.9     $  609.2       $    5.3          0.9%
                    ==========================================
Pre-tax return on
 average total
 assets (trailing
 12 months).........      20.8%        18.7%                        2.1 pts
================================================================================

Performance Chemicals' total assets increased by $5.3 million, excluding $3.6 million of foreign currency translation, primarily due to an increase in receivables, offset by a decrease in properties and equipment due to first quarter net depreciation. The increase in receivables was caused primarily by a shift in the regional sales mix toward regions outside North America where, on average, the standard terms of sale are longer.

The pre-tax return on average total assets increased by 2.1 percentage points, due to a 128.1% increase in pre-tax operating income.

--------------------------------------------------------------------------------
FINANCIAL CONDITION
--------------------------------------------------------------------------------

EFFECT OF CHAPTER 11

As described under "Voluntary Bankruptcy Filing" in Note 1 to the Consolidated Financial Statements, the Company and its principal U.S. operating subsidiary are debtors-in-possession under Chapter 11 of the Bankruptcy Code. Grace's non-U.S. subsidiaries, although not part of the Filing, are owned directly or indirectly by the Company's principal operating subsidiary or other filing entities. Consequently, it is likely that a Chapter 11 reorganization plan will involve the combined value of Grace's global businesses and its other assets to fund (with cash and/or securities) Grace's obligations as adjudicated through the bankruptcy process. Grace has analyzed its cash flow and capital needs to continue to fund its businesses and believes that, while in Chapter 11, sufficient cash flow and credit facilities are available to support its business strategy.

The following sections address Grace's financial condition in more detail and describe the major contingencies that are being addressed as part of the Chapter 11 process. Grace's ability to present a plan of reorganization to the Bankruptcy Court depends largely on the timing of resolution of these contingencies.

LIABILITIES AND CONTINGENCIES

Grace has a number of financial exposures originating from past businesses, products and events. These obligations arose from transactions and/or business practices that date back to when Grace was a much larger company, when it produced products or operated businesses that are no longer part of its revenue base, and when government regulations and scientific knowledge were much less advanced than today. The following table summarizes the net noncore liability at March 31, 2004 and December 31, 2003:

==========================================================================
NET NONCORE LIABILITIES                   MARCH 31,       December 31,
(In millions)                               2004              2003
--------------------------------------------------------------------------
Asbestos-related liabilities ....        $   (990.3)      $   (992.3)
Asbestos-related insurance
   receivable ...................             267.8            269.4
                                       -----------------------------------
Asbestos-related liability, net..            (722.5)          (722.9)
Environmental remediation .......            (329.5)          (332.4)
Postretirement benefits .........            (131.2)          (134.3)
Retained obligations and other ..             (56.6)           (57.0)
                                       -----------------------------------
NET NONCORE LIABILITY ...........        $ (1,239.8)      $ (1,246.6)
==========================================================================

The resolution of most of these noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. Grace cannot predict with any certainty how, and for what amounts, any of such liabilities will be resolved. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded by Grace at March 31, 2004.

ASBESTOS-RELATED MATTERS

Grace is a defendant in lawsuits relating to previously sold asbestos-containing products. During the three months ended March 31, 2004, Grace had net expenditures of $0.3 million for the defense and disposition of asbestos-related property damage and bodily injury litigation, including amounts received under settlements with insurance carriers, compared with net expenditures in the first quarter of 2003 of $1.2 million. At March 31, 2004, Grace's balance sheet reflected a gross asbestos-related liability of $990.3 million ($722.5 million net of insurance). This liability represents management's estimate, based on facts and circumstances existing prior to the Filing and an analysis of new property damage claims received after the Filing, of the undiscounted net cash outflows necessary to satisfy Grace's pending property damage claims for which sufficient information is available, and its pending and projected future bodily injury claims. Any further changes to the recorded liability will be based on additional Chapter 11 developments and management's assessment of the claim amounts that will ultimately be allowed by the Bankruptcy Court.

Recently, federal legislation has been proposed to address asbestos bodily injury claims. In addition, several states have enacted or proposed legislation affecting asbestos bodily injury claims. At this time, Grace cannot predict what impact any such legislation would have on Grace's asbestos bodily injury liability, related insurance coverage, or its ultimate plan of reorganization.

The Consolidated Balance Sheet at March 31, 2004 includes total amounts due from insurance carriers of $267.8 million pursuant to settlement agreements with those insurance carriers. The recovery of amounts due from insurance carriers is dependent upon the timing, character and exposure periods of asbestos-related claims. Grace's Chapter 11 proceedings and proposed federal legislation could also affect the timing and amount of Grace's recovery.

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

ENVIRONMENTAL MATTERS

Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations. Grace has expended substantial funds to comply with such laws and regulations and expects to continue to do so in the future. At March 31, 2004, Grace's recorded liability for environmental investigation and remediation costs totaled $329.5 million, as compared with $332.4 million at December 31, 2003. This liability covers both vermiculite and non-vermiculite related matters. The amount is based on funding and/or remediation agreements in place, together with Grace's best estimate of its cost for sites not subject to a formal remediation plan. The decrease in the liability is primarily attributable to ongoing remedial efforts at Grace owned sites.

Grace's estimated liability for vermiculite-related remediation at March 31, 2004 was $181.0 million. This liability represents Grace's estimated cost to reimburse the EPA for clean-up activities in and around Libby, Montana related to its former mining activities, and for clean-up of vermiculite processing sites currently or formerly operated by Grace. There have been no changes or developments during the first quarter 2004, therefore no additional charges were deemed warranted at this time. However, the EPA's cost estimates have changed regularly and increased substantially over time. Consequently, Grace's estimated liability may change materially as more information becomes available. Grace's liability for this matter is included in "liabilities subject to compromise" as of March 31, 2004.

At March 31, 2004 and December 31, 2003, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $148.5 million and $151.4 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. This liability also reflects Grace's evaluation of environmental-related claims submitted as part of the Chapter 11 process for which sufficient information was available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially. Grace's liability for this matter is included in "liabilities subject to compromise" as of March 31, 2004.

See Note 11 to the Consolidated Financial Statements for a background description of Grace's Vermiculite and Non-Vermiculite Related Matters.

POSTRETIREMENT BENEFITS

Grace provides certain health care and life insurance benefits for retired employees, a large majority of which pertain to retirees of previously divested businesses. These plans are unfunded and Grace pays the costs of benefits under these plans as they are incurred. Spending under this program was $2.6 million during the first quarter of 2004, compared with $3.1 million in the prior year period. Grace's recorded liability for postretirement benefits of $131.2 million at March 31, 2004 is stated at net present value discounted at 6.25%. The continuing payment of these benefits has been approved by the Bankruptcy Court; however, the program would still be subject to the terms of a Chapter 11 reorganization plan.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

CASH RESOURCES AND AVAILABLE CREDIT FACILITIES

At March 31, 2004, Grace had $418.2 million in cash and cash-like assets on hand ($325.3 million in cash and cash equivalents and $92.9 million in net cash value of life insurance). In addition, Grace had access to committed credit facilities aggregating $250.0 million under the DIP facility, of which $216.1 million (net of borrowings, letters of credit, and holdback provisions) was available at March 31, 2004. The term of the DIP facility expires April 1, 2006. Grace believes that these funds and credit facilities will be sufficient to finance its business strategy while in Chapter 11.

CASH FLOW

============================================================================
                                                        THREE MONTHS
CORE OPERATIONS                                             ENDED
(In millions)                                             MARCH 31,
----------------------------------------------------------------------------
                                                      2004        2003
                                                ----------------------------
CASH FLOWS:
Pre-tax operating income...............            $    38.5   $    13.5
Depreciation and amortization..........                 27.2        24.7
                                                ----------------------------
PRE-TAX EARNINGS BEFORE DEPRECIATION
    AND AMORTIZATION...................                 65.7        38.2
Working capital and other changes......                (26.4)       (9.9)
                                                ----------------------------
CASH FLOW BEFORE INVESTING.............                 39.3        28.3
Capital expenditures...................                 (9.1)      (18.0)
Businesses acquired....................                   --          --
                                                ----------------------------
NET CASH FLOW FROM CORE OPERATIONS.....            $    30.2   $    10.3
============================================================================

Grace's net cash flow from core operations before investing increased due to higher pre-tax operating income, partially offset by increased investment in working capital and other items. The increased investment in working capital and other items was primarily due to increased accounts receivable reflecting significant sales in March 2004. Capital expenditures were down as compared with the prior year period and principally represented spending for routine equipment replacements. A substantial portion of 2003 first quarter expenditures was directed toward the construction of new catalyst production capacity at Grace's Lake Charles, Louisiana site.

Grace expects to continue to invest excess cash flow and/or other available capital resources in its core business base. These investments are likely to be in the form of added plant capacity, product line extensions and geographic market expansions, and/or acquisitions in existing product lines. Investments that are outside the ordinary course of business may be subject to Bankruptcy Court approval and review by the Chapter 11 committees.

==========================================================================
                                                        THREE MONTHS
NONCORE ACTIVITIES                                          ENDED
(In millions)                                             MARCH 31,
--------------------------------------------------------------------------
                                                   2004            2003
                                              ----------------------------
CASH FLOWS:
Pre-tax loss from noncore activities            $     (4.3)    $     (7.0)
Non-cash charges.......................                3.5            5.9
Cash spending for:
  Asbestos-related litigation, net of
   insurance recovery..................               (0.3)          (1.2)
  Environmental remediation............               (2.9)          (3.1)
  Postretirement benefits..............               (2.6)          (3.1)
  Retained obligations and other.......               (0.4)            --
                                              ----------------------------
NET CASH OUTFLOW FOR NONCORE
  ACTIVITIES ..........................         $     (7.0)    $     (8.5)
==========================================================================

See the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements for investing and financing activities for the three months ended March 31, 2004 and 2003.

DEBT AND OTHER CONTRACTUAL OBLIGATIONS

Total debt outstanding at March 31, 2004 was $571.1 million, including $51.7 million of accrued interest on pre-petition debt. As a result of the Filing, Grace is now in default on $503.5 million of pre-petition debt which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of March 31, 2004. The automatic stay provided under the Bankruptcy Code prevents Grace's lenders from taking any action to collect the principal amounts as well as related accrued interest. However, Grace will continue to accrue and report interest on such debt during the Chapter 11 proceedings unless further developments lead management to conclude that it is probable that such interest will be compromised.

See Note 11 to the Consolidated Financial Statements for a discussion of financial assurances.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. In addition to the uncertainties referred to in Management's Discussion and Analysis of Financial Condition and Results of Operations, other uncertainties include: the impact of worldwide economic conditions; pricing of both Grace's products and raw materials; customer outages and customer demand; factors resulting from fluctuations in interest rates and foreign currencies; the impact of competitive products and pricing; the continued success of Grace's process improvement initiatives; the impact of tax, legislation and other regulations in the jurisdictions in which Grace operates; and developments in and the outcome of the Chapter 11 proceedings discussed above. Also, see "Introduction and Overview - Projections and Other Forward-Looking Information" in Item 1 of Grace's current Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Grace had no outstanding derivative financial instruments on March 31, 2004. For further information concerning Grace's quantitative and qualitative disclosures about market risk, refer to Notes 13 and 15 in the Consolidated Financial Statements in Grace's 2003 Annual Report on Form 10-K.

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


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2004, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company's periodic filings under the Exchange Act is accumulated and communicated to such officers to allow timely decisions regarding required disclosures. There was no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

Notes 1, 3 and 11 to the interim consolidated financial statements in Part I of this Report are incorporated herein by reference.

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


         15         Accountants' Awareness Letter

         31.1 Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

    (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the first quarter of 2004:

         January 29, 2004 - Press release announcing Grace's financial results for the quarter and full year ended December 31, 2003.

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

                                               W. R. GRACE & CO.
                                               -----------------
                                                 (Registrant)

Date:  May 7, 2004                             By /s/ Paul J. Norris
                                                  ------------------
                                                  Paul J. Norris
                                                  Chairman and
                                                  Chief Executive Officer

Date:  May 7, 2004                             By /s/ Robert M. Tarola
                                                  --------------------
                                                  Robert M. Tarola
                                                  Senior Vice President and
                                                  Chief Financial Officer
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