Form 10-K/A
period 2003-12-31
W R GRACE & CO
filed 2004-08-09
CIK 1045309

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

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

At February 24, 2004, 65,614,064 shares of W. R. Grace & Co. Common Stock, $.01 par value, were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
None.

================================================================================

                                PORTIONS AMENDED

The Registrant hereby amends Part II - Items 6, 8 and 9A and Part IV - Item 15 contained in its report on Form 10-K for the fiscal year ended December 31, 2003 for the restatement of the Registrant's consolidated financial statements as of December 31, 2003, and for the year ended December 31, 2003 to correct the Consolidated Balance Sheet as of December 31, 2003, and the Consolidated Statement of Shareholders' Equity (Deficit), the Consolidated Statement of Cash Flows, and the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2003, for the U.S. dollar translation of a third party's interest in a small consolidated joint venture. Due to a currency conversion error, the third party interest was mistakenly calculated at $20.0 million instead of $200,000, a condition that was discovered as part of Grace's second quarter 2004 financial review. The effect of this non-cash correction to Grace's December 31, 2003 balance sheet was to increase shareholders' equity by $19.8 million and to decrease liabilities by the same amount. This condition had no effect on originally reported net loss, per share amounts, net sales, operating income or any other element of Grace's Consolidated Statement of Operations for the year ended December 31, 2003 or on any of the financial statements for the interim quarters in 2003.

                                TABLE OF CONTENTS





PART II  ..............................................................................    1

                 Item 6.      Selected Financial Data .................................    1

                 Item 8.      Financial Statements and Supplementary Data .............    1

                 Item 9A.     Controls and Procedures .................................    1

PART IV  ..............................................................................    1

                 Item 15.     Exhibits, Financial Statement Schedules, and Reports
                              on Form 8-K .............................................    1

SIGNATURES ............................................................................    3

FINANCIAL SUPPLEMENT ..................................................................    F-1

                                     PART II


ITEM 6. SELECTED FINANCIAL DATA

         The information called for by this Item appears under the heading "Financial Summary" (page F-36 of the Financial Supplement) and in Notes 1, 2, 3, 4, 10, 13 and 14 to the Consolidated Financial Statements (pages F-10 through F-20, and F-23 through F-28 of the Financial Supplement), which is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-2 of the Financial Supplement, which is incorporated herein by reference.


ITEM 9A. CONTROLS AND PROCEDURES

         The information called for by this Item appears under the heading "Report on Internal Controls and Procedures" on page F-37 of the Financial Supplement, which is incorporated herein by reference.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         Financial Statements and Schedules. See the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-2 of the Financial Supplement.

         Exhibits. The exhibits to this amended Report are listed below and are filed herewith.

Exhibit
  no.
 ----

   23     Consent of Independent Registered Public Accounting Firm

  31.1    Certification of Periodic Report by Chief Executive Officer under
          Section 302 of the Sarbanes-Oxley Act of 2002

  31.2    Certification of Periodic Report by Chief Financial Officer under
          Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
  no.
 ----

   32 Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                              W. R. GRACE & CO.


                                              By: /s/ Paul J. Norris
                                                  ------------------------
                                                  Paul J. Norris
                                                  (Chairman and
                                                  Chief Executive Officer)

                                              By: /s/ Robert M. Tarola
                                                  ------------------------
                                                  Robert M. Tarola
                                                  (Senior Vice President and
                                                  Chief Financial Officer)

Dated: August 9, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 9, 2004.

         Signature                    Title
         ---------                    -----

         J. F. Akers*           }
         H. F. Baldwin*         }
         R. C. Cambre*          }
         M. A. Fox*             }     Directors
         J. J. Murphy*          }
         T. A. Vanderslice*     }


   /s/  Paul J. Norris                Chief Executive Officer and Director
----------------------------          (Principal Executive Officer)
       (Paul J. Norris)

  /s/ Robert M. Tarola                Senior Vice President and Chief Financial Officer
----------------------------          (Principal Financial Officer and Principal
     (Robert M. Tarola)               Accounting Officer)

---------------------------
* By signing his name hereto, Mark A. Shelnitz is signing this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


                                                 By: /s/ Mark A. Shelnitz
                                                     -----------------------
                                                         Mark A. Shelnitz
                                                        (Attorney-in-Fact)

                              FINANCIAL SUPPLEMENT


                                W. R. GRACE & CO.
                          ANNUAL REPORT ON FORM 10-K/A
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                              FINANCIAL SUPPLEMENT
                                       TO
        ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2003

                       W. R. GRACE & CO. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements
                        and Financial Statement Schedule


Management's Responsibility for Financial Reporting.............................................  F-3
Report of Independent Registered Public Accounting Firm.........................................  F-4
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.........  F-5
Consent of Independent Registered Public Accounting Firm........................................  F-5
Consolidated Statements of Operations for the three years in the period ended December 31, 2003............................................................  F-6
Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2003............................................................  F-7
Consolidated Balance Sheets at December 31, 2003 and 2002.......................................  F-8
Consolidated Statements of Shareholders' Equity (Deficit) for the three years in the period ended December 31, 2003...............................................  F-9
Consolidated Statements of Comprehensive Income (Loss) for the three years in the period ended December 31, 2003...............................................  F-9
Notes to Consolidated Financial Statements......................................................  F-10 - F-35
Financial Summary...............................................................................  F-36
Report on Internal Controls and Procedures .....................................................  F-37


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




     /s/ Paul J. Norris                             /s/ Robert M. Tarola
     Paul J. Norris                                 Robert M. Tarola
     Chairman and                                   Senior Vice President and
     Chief Executive Officer                        Chief Financial Officer
     August 9, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF
W. R. GRACE & CO.

           In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of cash flows, of shareholders' equity (deficit) and of comprehensive income (loss) present fairly, in all material respects, the financial position of W.R. Grace & Co. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 1A, the accompanying 2003 consolidated financial statements have been restated to correct the U.S. dollar translation of a third party's interest in a consolidated joint venture.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Baltimore, Maryland
January 27, 2004, except for Note 1A, as to which the date is August 9, 2004

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULE


TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF W. R. GRACE & CO.

Our audits of the consolidated financial statements referred to in our report dated January 27, 2004 (except for Note 1A, as to which the date is August 6, 2004), which was modified as to a matter raising substantial doubt about the Company's ability to continue as a going concern, appearing on page F-4 of this 2003 Annual Report on Form 10-K/A of W. R. Grace & Co. also included an audit of the Financial Statement Schedule listed on page F-2 in the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibit of this Form 10-K/A. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Baltimore, Maryland
January 27, 2004, except for Note 1A, as to which the date is August 6, 2004





            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (Nos.333-37024, 333-49083, 333-49507, 333-49509,
333-49511, 333-49513, 333-49515, 333-49517, 333-49703 and 333-49705) of W.R.
Grace & Co. of our report dated January 27, 2004 (except for Note 1A, as to which the date is August 6, 2004) appearing on page F-4 of this 2003 Annual Report on Form 10-K/A of W.R. Grace & Co. We also consent to the incorporation by reference of our report dated January 27, 2004 (except for Note 1A, as to which the date is August 6, 2004) relating to the Financial Statement Schedule, which appears above in this Form 10-K/A.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Baltimore, Maryland
August 6, 2004

CONSOLIDATED FINANCIAL STATEMENTS

=============================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS                                               YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------
In millions, except per share amounts
                                                                        2003                 2002                 2001
                                                                     --------------------------------------------------------
Net sales............................................................  $1,980.5             $1,819.7             $1,722.9
Other income.........................................................      16.7                 22.5                 30.8
                                                                     --------------------------------------------------------
                                                                        1,997.2              1,842.2              1,753.7

Cost of goods sold, exclusive of depreciation and amortization
     shown separately below..........................................   1,289.8              1,148.1              1,076.3
Selling, general and administrative expenses, exclusive of net
     pension expense (income) shown separately below.................     365.6                345.1                343.6
Depreciation and amortization........................................     102.9                 94.9                 89.2
Research and development expenses....................................      52.0                 51.5                 49.5
Net pension expense (income).........................................      52.7                 19.5                 (9.5)
Interest expense and related financing costs.........................      15.6                 20.0                 37.1
Provision for environmental remediation..............................     142.5                 70.7                  5.8
Provision for asbestos-related litigation............................      30.0                   --                   --
                                                                     --------------------------------------------------------
                                                                        2,051.1              1,749.8              1,592.0
                                                                     --------------------------------------------------------

(Loss) income before Chapter 11 expenses, income taxes, and
     minority interest...............................................     (53.9)                92.4                161.7
Chapter 11 expenses, net.............................................     (14.8)               (30.1)               (15.7)
Benefit from (provision for) income taxes............................      12.3                (38.0)               (63.7)
Minority interest in consolidated entities...........................       1.2                 (2.2)                (3.7)
                                                                     --------------------------------------------------------
     NET (LOSS) INCOME...............................................  $  (55.2)            $   22.1             $   78.6
=============================================================================================================================

BASIC (LOSS) EARNINGS PER SHARE:
     Net (loss) income...............................................  $  (0.84)            $   0.34             $   1.20

Weighted average number of basic shares..............................      65.5                 65.4                 65.3

DILUTED (LOSS) EARNINGS PER SHARE:
     Net (loss) income...............................................  $  (0.84)            $   0.34             $   1.20

Weighted average number of diluted shares............................      65.5                 65.5                 65.4
=============================================================================================================================


              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

====================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                            YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
In millions                                                                       (RESTATED)
                                                                                     2003                2002              2001
                                                                              ------------------------------------------------------

OPERATING ACTIVITIES
(Loss) income before Chapter 11 expenses, income taxes, and minority
    interest..................................................................      $(53.9)            $  92.4           $ 161.7
Reconciliation to cash provided by operating activities:
      Depreciation and amortization...........................................       102.9                94.9              89.2
      Interest accrued on pre-petition debt subject to compromise.............        11.2                14.5              23.2
      Loss (gain) on sales of investments and disposals of assets.............         1.5                (1.9)             (9.7)
      Provision for environmental remediation.................................       142.5                70.7               5.8
      Provision for asbestos-related litigation...............................        30.0                  --                --
      Net income from life insurance policies.................................        (5.6)               (4.7)             (5.4)
      Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency translation:
           Working capital items..............................................       (42.3)               22.2             (63.5)
           Contributions to defined benefit pension plans.....................       (60.5)              (10.2)            (10.6)
           Contributions to postretirement benefit plans......................       (12.6)              (21.5)            (22.3)
           Expenditures for asbestos-related litigation.......................       (10.4)              (13.1)           (109.6)
           Proceeds from asbestos-related insurance...........................        13.2                10.8              78.8
           Expenditures for environmental remediation.........................       (11.2)              (20.8)            (28.9)
           Expenditures for retained obligations of discontinued
             operations.......................................................        (1.3)               (4.5)             (9.1)
           Increase in accounts receivable due to termination of
             securitization program...........................................          --                  --             (65.3)
           Pension expense and other non-cash items...........................        52.0                25.6              20.0
                                                                              ------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE INCOME
           TAXES AND CHAPTER 11 EXPENSES......................................       155.5               254.4              54.3
Chapter 11 expenses paid, net.................................................       (17.5)              (27.1)            (11.8)
Income taxes paid, net of refunds.............................................       (27.2)              (31.8)            (27.9)
                                                                              ------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES...............................       110.8               195.5              14.6
                                                                              ------------------------------------------------------

INVESTING ACTIVITIES
Capital expenditures..........................................................       (86.4)              (91.1)            (62.9)
Businesses acquired, net of cash acquired.....................................       (26.9)              (28.5)            (84.4)
Investment in life insurance policies.........................................       (11.6)              (16.4)            (17.6)
Proceeds from life insurance policies.........................................        11.9                19.4              18.0
Proceeds from sales of investments and disposals of assets....................         3.9                 5.9              15.5
                                                                              ------------------------------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES..................................      (109.1)             (110.7)           (131.4)
                                                                              ------------------------------------------------------

FINANCING ACTIVITIES
Net change in loans secured by cash value of life insurance...................        (3.1)               (5.1)             33.7
Borrowings under credit facilities, net of repayments.........................         2.3                (2.8)             94.1
Borrowings under debtor-in-possession facility, net of fees...................        46.1                18.7              71.5
Repayments of borrowings under debtor-in-possession facility..................       (50.0)              (20.0)            (75.0)
Purchase of common stock......................................................          --                  --              (0.6)
                                                                              ------------------------------------------------------
      NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES....................        (4.7)               (9.2)            123.7
                                                                              ------------------------------------------------------
Effect of currency exchange rate changes on cash and cash equivalents.........        28.6                16.1              (6.9)
                                                                              ------------------------------------------------------
      INCREASE IN CASH AND CASH EQUIVALENTS...................................        25.6                91.7                --
Cash and cash equivalents, beginning of period................................       283.6               191.9             191.9
                                                                              ------------------------------------------------------
Cash and cash equivalents, end of period......................................      $309.2             $ 283.6           $ 191.9
====================================================================================================================================

              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

=================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                                                                       DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------------
In millions, except par value and shares                                              (RESTATED)
                                                                                         2003                        2002
                                                                                -------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents.......................................................            $  309.2                $  283.6
Accounts and other receivables, net.............................................               347.5                   316.6
Inventories.....................................................................               214.6                   173.6
Deferred income taxes...........................................................                29.8                    20.6
Other current assets............................................................                27.8                    35.9
                                                                                -------------------------------------------------
      TOTAL CURRENT ASSETS......................................................               928.9                   830.3

Properties and equipment, net of accumulated depreciation and
      amortization of $1,216.9 (2002 - $1,071.7)................................               656.6                   622.2
Goodwill........................................................................                85.2                    65.2
Cash value of life insurance policies, net of policy loans......................                90.8                    82.4
Deferred income taxes...........................................................               587.1                   574.1
Asbestos-related insurance expected to be realized after one year...............               269.4                   282.6
Other assets....................................................................               256.2                   234.9
                                                                                -------------------------------------------------
      TOTAL ASSETS..............................................................            $2,874.2                $2,691.7
                                                                                =================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
Debt payable within one year....................................................            $    6.8                $    4.3
Accounts payable................................................................               101.8                   100.3
Income taxes payable............................................................                16.6                    11.4
Other current liabilities.......................................................               129.2                   131.3
                                                                                -------------------------------------------------
      TOTAL CURRENT LIABILITIES.................................................               254.4                   247.3

Deferred income taxes...........................................................                35.3                    30.5
Other liabilities...............................................................               296.0                   301.4
                                                                                -------------------------------------------------
      TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE...............................               585.7                   579.2

LIABILITIES SUBJECT TO COMPROMISE - NOTE 2......................................             2,452.3                 2,334.7
                                                                                -------------------------------------------------
      TOTAL LIABILITIES.........................................................             3,038.0                 2,913.9
                                                                                -------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock issued, par value $0.01; 300,000,000 shares authorized;
       outstanding: 2003 - 65,558,510 (2002 - 65,466,725).......................                 0.8                     0.8
Paid-in capital.................................................................               432.1                   433.0
Accumulated deficit.............................................................              (170.9)                 (115.7)
Treasury stock, at cost: shares: 2003 - 11,421,250; (2002 - 11,513,035).........              (135.9)                 (137.0)
Accumulated other comprehensive loss............................................              (289.9)                 (403.3)
                                                                                -------------------------------------------------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)......................................              (163.8)                 (222.2)
                                                                                -------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)......................            $2,874.2                $2,691.7
=================================================================================================================================


              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

==================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------------------------------------------------------------------------------------------------
                                                                      Retained                   Accumulated
                                                  Common Stock        Earnings                      Other             TOTAL
                                                      and          (Accumulated    Treasury     Comprehensive      SHAREHOLDERS'
In millions                                      Paid-in Capital      Deficit)       Stock          Loss         EQUITY (DEFICIT)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000..................         $433.0           $(216.4)     $(136.4)       $(151.5)           $ (71.3)
Net income..................................           --                78.6         --             --                 78.6
Purchase of common stock ...................           --                --           (0.6)          --                 (0.6)
Shares issued under stock plans.............            0.8              --           --             --                  0.8
Other comprehensive loss....................           --                --           --           (149.2)            (149.2)
                                              ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001..................         $433.8           $(137.8)     $(137.0)       $(300.7)           $(141.7)
                                              ====================================================================================

Net income..................................         $ --             $  22.1      $  --          $  --              $  22.1
Other comprehensive loss....................           --                --           --           (102.6)            (102.6)
                                              ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002..................         $433.8           $(115.7)     $(137.0)       $(403.3)           $(222.2)
                                              ====================================================================================

Net loss....................................         $ --             $ (55.2)     $  --          $  --              $ (55.2)
Stock plan activity.........................           (0.9)             --            1.1           --                  0.2
Other comprehensive income, as restated.....           --                --           --            113.4              113.4
                                              ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003,
  AS RESTATED...............................         $432.9           $(170.9)     $(135.9)       $(289.9)           $(163.8)
==================================================================================================================================


================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)                       YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------
                                                                    (RESTATED)
In millions                                                            2003           2002         2001
----------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME................................................       $(55.2)      $ 22.1      $ 78.6
                                                                   --------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS):
   Foreign currency translation adjustments......................         95.1         45.1       (24.8)
   Minimum pension liability adjustments, net of income taxes....         18.3       (147.7)     (124.4)
                                                                   --------------------------------------------
   Total other comprehensive income (loss).......................        113.4       (102.6)     (149.2)
                                                                   --------------------------------------------
COMPREHENSIVE INCOME (LOSS)......................................       $ 58.2       $(80.5)     $(70.6)
===============================================================================================================


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

STOCK INCENTIVE PLANS: SFAS No. 123 permits the Company to follow the measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and not recognize compensation expense for its stock-based incentive plans. Had compensation cost for the Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the fair value methodology prescribed by SFAS No. 123, the Company's net (loss) income and related (loss) earnings per share for the years ended December 31, 2003, 2002 and 2001 would have been reduced to the pro forma amounts indicated below:

===============================================================================
PRO FORMA EARNINGS
   UNDER SFAS NO. 123                        YEAR ENDED DECEMBER 31,
(In millions, except per            -------------------------------------------
   share amounts)                         2003           2002           2001
-------------------------------------------------------------------------------
Net (loss) income, as
   reported..............              $ (55.2)        $  22.1        $ 78.6
Deduct:
Total stock-based
   employee
   compensation expense
   determined under fair
   value based method for
   all awards, net of
   related tax effects...                 (1.4)           (4.2)         (7.4)
                                    -------------------------------------------
Pro forma net (loss)
   income (1.)...........              $ (56.6)        $  17.9        $ 71.2
                                    ===========================================
Basic (loss) earnings
   per share:
As reported..............              $ (0.84)       $   0.34        $ 1.20
Pro forma net (loss)
   income (1)............                (0.86)           0.27          1.09
Diluted (loss) earnings
   per share:
As reported..............              $ (0.84)       $   0.34        $ 1.20
Pro forma net (loss)
   income (1)............                (0.86)           0.27          1.09
===============================================================================
(1) These pro forma amounts may not be indicative of future (loss) income and
    (loss) earnings per share due to Grace's Chapter 11 Filing.



To determine compensation cost under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, with the following historical weighted average assumptions applied to grants in 2001:

===============================================================================
OPTION VALUE ASSUMPTIONS                                       2001
-------------------------------------------------------------------------------
Dividend yield.......................................           -- %
Expected volatility..................................            61%
Risk-free interest rate..............................             5%
Expected life (in years).............................             4
===============================================================================

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

--------------------------------------------------------------------------------
1A.  Restatement
--------------------------------------------------------------------------------

The Company's financial statements as of December 31, 2003, have been restated to reflect a $19.8 million adjustment to correct the U.S. dollar translation of a third party's interest in a small consolidated joint venture. Due to a currency conversion error, the third party interest was mistakenly calculated at $20.0 million instead of $200,000, a condition that was discovered as part of Grace's second quarter 2004 financial review. The effect of this non-cash correction to Grace's December 31, 2003 balance sheet was to increase shareholders' equity by $19.8 million and to decrease liabilities by the same amount. The effect of the restatement on the accompanying financial statements is as follows:

===============================================================================
W. R. GRACE & CO. AND                            DECEMBER 31, 2003
SUBSIDIARIES                       --------------------------------------------
CONSOLIDATED BALANCE SHEET            As Previously             AS
(In millions)                           Reported             RESTATED
-------------------------------------------------------------------------------
Other current liabilities.....           $  145.6             $  129.2  (1)
Accumulated other comprehensive
   loss.......................             (309.7)              (289.9)
===============================================================================
(1) This balance includes an unrelated reclassification entry of $3.4 million to conform to the 2004 financial statement presentation.
===============================================================================
W. R. GRACE & CO. AND
SUBSIDIARIES                                    DECEMBER 31, 2003
CONSOLIDATED STATEMENT OF          --------------------------------------------
CASH FLOWS                            As Previously             AS
(In millions)                           Reported             RESTATED
-------------------------------------------------------------------------------
Working capital items.........             $(22.5)              $(42.3)
Changes in other accruals and
   non-cash items.............               32.2                 52.0
===============================================================================

===============================================================================
W. R. GRACE & CO. AND
SUBSIDIARIES                                   DECEMBER 31, 2003
CONSOLIDATED STATEMENT OF          --------------------------------------------
SHAREHOLDERS' EQUITY (DEFICIT)         As Previously             AS
(In millions)                            Reported             RESTATED
-------------------------------------------------------------------------------
Other comprehensive income....            $  93.6              $ 113.4
Accumulated other
   comprehensive loss.........             (309.7)              (289.9)
Balance, December 31, 2003....             (183.6)              (163.8)
===============================================================================

===============================================================================
W. R. GRACE & CO. AND
SUBSIDIARIES                                  DECEMBER 31, 2003
CONSOLIDATED STATEMENT OF          --------------------------------------------
COMPREHENSIVE INCOME (LOSS)           As Previously             AS
(In millions)                           Reported             RESTATED
-------------------------------------------------------------------------------
Foreign currency translation
   adjustments................              $75.3                $95.1
Total other comprehensive
   income (loss)..............               93.6                113.4
Comprehensive income
   (loss).....................               38.4                 58.2
===============================================================================








The restatement has no effect on the Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001, the Consolidated Balance

Sheet at December 31, 2002, or the Consolidated Statements of Cash Flows, of Shareholders' Equity (Deficit) and of Comprehensive Income (Loss) for the years ended December 31, 2002 and 2001. The restatement does not affect the financial position or results of operations of Grace's operating segments as previously reported.

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

Condensed financial information and components of liabilities subject to compromise of the Debtors are presented below:

===============================================================================
W. R. GRACE & CO. -                JANUARY 1,      January 1,      April 2,
  CHAPTER 11 FILING ENTITIES          2003            2002           2001
   DEBTOR-IN-POSSESSION                TO              to             to
   STATEMENTS OF OPERATION        DECEMBER 31,    December 31,   December 31,
(In millions) (Unaudited)             2003            2002           2001
===============================================================================
Net sales, including
   intercompany............       $1,031.9       $  979.4        $  763.0
Other income...............           66.3           61.2            45.5
                                -----------------------------------------------
                                   1,098.2        1,040.6           808.5
Cost of goods sold, including
   intercompany, exclusive of
   depreciation and
   amortization shown
   separately below........          714.8          626.6           474.5
Selling, general and
   administrative expenses,
   exclusive of net pension
   expense (income) shown
   separately below........          217.8          214.0           154.1
Research and development
   expenses................           38.0           41.4            30.6
Depreciation and
   amortization ...........           61.1           60.6            43.4
Net pension expense
   (income)................           47.6           22.6            (3.3)
Interest expense and related
   financing costs.........           15.3           19.5            26.9
Provision for environmental
   remediation.............          142.5           70.7             5.8
Provision for asbestos-related
   litigation..............           30.0             --              --
                                -----------------------------------------------
                                   1,267.1        1,055.4           732.0
(Loss) income before Chapter 11
   expenses, income taxes, and
   equity in net income of
   non-filing entities.....         (168.9)         (14.8)           76.5
Chapter 11 expenses, net ..          (14.8)         (30.1)          (15.7)
Benefit from (provision for)
   income taxes............           45.4           (3.3)          (34.3)
                                -----------------------------------------------
(Loss) income before equity in
   net income of non-filing
   entities................         (138.3)         (48.2)           26.5
Equity in net income of
   non-filing entities ....           83.1           70.3            37.4
                                -----------------------------------------------
NET (LOSS) INCOME .........        $ (55.2)       $  22.1         $  63.9
===============================================================================



===============================================================================
                                 DECEMBER 31,    December 31,    Filing Date
(In millions)                        2003            2002        (Unaudited)
===============================================================================
Debt, pre-petition plus
   accrued interest........        $ 552.7        $ 538.8         $ 511.5
Asbestos-related liability.          992.3          973.2         1,002.8
Income taxes ..............          217.9          227.8           210.1
Environmental remediation..          332.4          201.1           164.8
Postretirement benefits other
   than pension............          134.3          147.2           185.4
Special pension arrangements          69.5           74.9            70.8
Retained obligations of
   divested businesses.....           57.0           55.3            75.5
Accounts payable...........           31.9           32.4            43.0
Other accrued liabilities..           64.3           84.0           102.1
                                -----------------------------------------------
TOTAL LIABILITIES SUBJECT TO
   COMPROMISE..............       $2,452.3       $2,334.7        $2,366.0
===============================================================================

===============================================================================
W. R. GRACE & CO. -
  CHAPTER 11 FILING ENTITIES      JANUARY 1,       January 1,       April 2,
   DEBTOR-IN-POSSESSION              2003             2002           2001
   CONDENSED STATEMENTS OF            TO               to             to
   CASH FLOWS                    DECEMBER 31,     December 31,   December 31,
(In millions) (Unaudited)            2003             2002           2001
===============================================================================
OPERATING ACTIVITIES
(Loss) income before Chapter 11
   expenses, income taxes, and
   equity in net income of
   non-filing entities............ $(168.9)       $ (14.8)        $  76.5
Reconciliation to net cash
   provided by (used for)
   operating activities:
   Non-cash items, net............   237.9          140.5            67.0
   Contributions to defined
    benefit pension plans ........   (52.9)          (4.3)           (6.8)
    Increase in accounts
     receivable due to
     termination of
     securitization program ......      --             --           (98.4)
    Decrease in subordinated
     interest of accounts
     receivable sold..............      --             --            33.1
    Changes in other assets
     and liabilities, excluding
     the effect of businesses
     acquired/divested............   (14.1)         (36.1)          (15.3)

                                   -------------------------------------------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES.....................     2.0           85.3            56.1

NET CASH PROVIDED BY (USED FOR)
   INVESTING ACTIVITIES...........    68.7          (60.1)          (21.5)

NET CASH USED FOR FINANCING
   ACTIVITIES.....................    (7.0)          (6.4)           (5.2)
                                   -------------------------------------------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS...............    63.7           18.8            29.4
Cash and cash equivalents,
   beginning of period............    56.8           38.0             8.6
                                   -------------------------------------------
Cash and cash equivalents,
   end of period.................. $ 120.5        $  56.8         $  38.0
===============================================================================

Set forth below is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through December 31, 2003.

===============================================================================
                                                         Cumulative Since
(In millions) (Unaudited)                                     Filing
-------------------------------------------------------------------------------
Balance, Filing Date.............................           $2,366.0
Cash disbursements and/or reclassifications under
   Bankruptcy Court orders:
   Freight and distribution order................               (5.7)
   Trade accounts payable order..................               (9.1)
   Other court orders including employee wages and
     benefits, sales and use tax, and customer
        programs.................................             (186.2)
Expense/(income) items:
   Interest on pre-petition debt.................               46.7
   Current period employee-related accruals......               10.4
   Change in estimate of asbestos-related property
     damage contingencies........................               30.0
   Change in estimate of environmental
         contingencies...........................              219.0
   Change in estimate of income tax contingencies                6.9
   Balance sheet reclassifications...............              (25.7)
                                                      -------------------------
Balance, end of period...........................           $2,452.3
===============================================================================



===============================================================================
W. R. GRACE & CO. -
   CHAPTER 11 FILING ENTITIES                           DECEMBER 31,
   DEBTOR-IN-POSSESSION                        --------------------------------
   BALANCE SHEETS                                (RESTATED)
(In millions) (Unaudited)                           2003           2002
===============================================================================
ASSETS
CURRENT ASSETS
Cash and cash equivalents.................       $  120.5        $   56.8
Accounts and other receivables, net.......          105.6           114.7
Receivables from non-filing entities, net.           46.2            43.4
Inventories...............................           81.2            70.5
Other current assets......................           47.9            45.6
                                               --------------------------------
TOTAL CURRENT ASSETS......................          401.4           331.0

Properties and equipment, net.............          383.9           389.7
Cash value of life insurance policies, net
   of policy loans........................           90.8            82.4
Deferred income taxes.....................          587.9           574.4
Asbestos-related insurance expected to be
   realized after one year................          269.4           282.6
Loans receivable from non-filing
   entities, net..........................          448.0           444.4
Investment in non-filing entities.........          303.6           244.7
Other assets..............................           92.7            92.2
                                               --------------------------------
TOTAL ASSETS..............................       $2,577.7        $2,441.4
                                               ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
   (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
Current liabilities.......................       $   98.0        $   99.3
Other liabilities.........................          191.2           229.6
                                               --------------------------------
TOTAL LIABILITIES NOT SUBJECT TO
   COMPROMISE ............................
                                                    289.2           328.9

LIABILITIES SUBJECT TO COMPROMISE.........        2,452.3         2,334.7
                                               --------------------------------
TOTAL LIABILITIES.........................        2,741.5         2,663.6

SHAREHOLDERS' EQUITY (DEFICIT) ...........         (163.8)         (222.2)
                                               --------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT) ......................       $2,577.7        $2,441.4
===============================================================================

Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court's allowance of contingent or disputed claims.

The Debtors' Chapter 11 expenses for 2003, 2002, and 2001 consist of:


===============================================================================
(In millions)                           2003          2002         2001
-------------------------------------------------------------------------------
Legal and financial advisory
  fees ........................       $  15.4      $  30.6       $  16.6
Interest income................          (0.6)        (0.5)         (0.9)
                                    -------------------------------------------
Chapter 11 expenses, net.......       $  14.8      $  30.1       $  15.7
===============================================================================

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

===============================================================================
ESTIMATED INSURANCE RECOVERY ON
   ASBESTOS-RELATED LIABILITIES
(In millions)                                          2003          2002
-------------------------------------------------------------------------------
INSURANCE RECEIVABLE
Asbestos-related insurance receivable,
   beginning of year ....................            $282.6        $293.4
Proceeds received under asbestos-related
   insurance settlements ................             (13.2)        (10.8)
                                              ---------------------------------
Asbestos-related insurance receivable,
   end of year expected to be realized
   after one year .......................            $269.4        $282.6
===============================================================================

--------------------------------------------------------------------------------
4.  INCOME TAXES
--------------------------------------------------------------------------------

The components of (loss) income from consolidated operations before income taxes and the related benefit from (provision for) income taxes for 2003, 2002, and 2001 are as follows:

===============================================================================
INCOME TAXES - CONSOLIDATED
   OPERATIONS
 (In millions)                          2003        2002          2001
-------------------------------------------------------------------------------
(Loss) income before income taxes:
   Domestic...................         $(175.7)    $ (44.6)     $  67.1
   Foreign....................           126.2       104.8         75.7
   Intercompany eliminations..           (18.0)       (0.1)        (0.5)
                                   --------------------------------------------
                                       $ (67.5)    $  60.1      $ 142.3
                                   ============================================
Benefit from (provision for)
   income taxes:
   Federal - current..........         $   9.9     $   8.1      $  (7.7)
   Federal - deferred.........            34.5       (11.0)       (27.5)
   State and local - current..             3.8        (1.0)        (3.2)
   Foreign - current..........           (34.3)      (27.6)       (22.2)
   Foreign - deferred.........            (1.6)       (6.5)        (3.1)
                                   --------------------------------------------
                                       $  12.3     $ (38.0)     $ (63.7)
===============================================================================

At December 31, 2003 and 2002, the tax attributes giving rise to deferred tax assets and liabilities consisted of the following items:

===============================================================================
DEFERRED TAX ANALYSIS
(In millions)                                       2003          2002
-------------------------------------------------------------------------------
Liability for asbestos-related litigation        $ 347.3       $ 340.6
Net operating loss/credit carryforwards..          141.4         155.1
Deferred state taxes.....................          126.1         117.7
Liability for environmental remediation..          116.4          70.4
Other postretirement benefits............           47.0          51.5
Deferred charges.........................           42.9          46.1
Reserves and allowances..................           28.8          27.1
Research and development.................           34.6          35.0
Pension liabilities......................           83.1          94.6
Foreign loss/credit carryforwards........           20.0          14.8
Other....................................            9.8          12.4
-------------------------------------------------------------------------------
Total deferred tax assets................          997.4         965.3
-------------------------------------------------------------------------------
Asbestos-related insurance receivable....         (100.6)       (103.6)
Pension assets...........................          (14.2)        (13.7)
Properties and equipment.................          (72.4)        (71.7)
Other....................................          (60.8)        (60.4)
-------------------------------------------------------------------------------
Total deferred tax liabilities...........         (248.0)       (249.4)
-------------------------------------------------------------------------------
Deferred state taxes.....................         (126.1)       (117.7)
Net operating loss/credit carryforwards..          (23.7)        (23.7)
Foreign loss carryforwards...............          (18.5)        (11.1)
-------------------------------------------------------------------------------
Total valuation allowance ...............         (168.3)       (152.5)
-------------------------------------------------------------------------------
Net deferred tax assets..................        $ 581.1       $ 563.4
===============================================================================


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

The difference between the benefit from (provision for) income taxes at the federal income tax rate of 35% and Grace's overall income tax provision are summarized as follows:

===============================================================================
INCOME TAX BENEFIT (PROVISION)
ANALYSIS
(In millions)                               2003         2002         2001
-------------------------------------------------------------------------------
Tax benefit (provision) at federal
   corporate rate..............            $23.6       $(21.0)      $(49.8)
Change in provision resulting from:
   Nontaxable income/non-deductible
     expenses..................             (0.6)        (1.0)        (1.6)
   State and local income taxes,
     net of federal income tax
     benefit...................              2.5         (0.7)        (1.7)
   Federal and foreign taxes on
     foreign operations........             (3.6)         1.6          1.3
   Chapter 11 expenses
     (non-deductible)..........             (4.3)       (10.5)        (5.5)
   Tax and interest relating to tax
     deductibility of interest on
     life insurance policy loans
     (See Note 14).............             (5.3)        (6.4)        (6.4)
                                        ---------------------------------------
Income tax benefit from
   (provision for) continuing
   operations .................            $12.3       $(38.0)      $(63.7)
===============================================================================

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

--------------------------------------------------------------------------------
6. OTHER INCOME
--------------------------------------------------------------------------------

Components of other income are as follows:

===============================================================================
OTHER INCOME
(In millions)                              2003          2002         2001
-------------------------------------------------------------------------------
Investment income.............           $  5.6        $  4.7        $  5.4
Interest income...............              4.3           3.9           4.6
Gain on sale of investments...             --             1.2           7.9
Net (loss) gain on dispositions
   of assets..................             (1.5)          0.7           1.8
Tolling revenue...............              1.0           3.1           3.1
Foreign currency..............             (4.4)         (1.1)          0.9
Other miscellaneous income ...             11.7          10.0           7.1
                                   --------------------------------------------
Total other income............           $ 16.7        $ 22.5        $ 30.8
===============================================================================

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

At December 31, 2003 and December 31, 2002, Grace had goodwill balances of $85.2 million and $65.2 million, respectively. The carrying amount of goodwill attributable to each reporting unit and the changes in those balances during the year ended December 31, 2003 are as follows:

===============================================================================
                                    Davison      Performance       Total
(In millions)                      Chemicals      Chemicals        Grace
===============================================================================
Balance as of December 31,
     2002 .................          $17.0         $48.2           $65.2
Goodwill acquired during
     the year..............            1.3          10.7            12.0
Foreign currency translation
   adjustment..............            2.5           5.5             8.0
-------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31,
   2003 ...................          $20.8         $64.4           $85.2
===============================================================================

Grace's book value of other intangible assets at December 31, 2003 and December 31, 2002 was $65.1 million and $63.3 million, respectively, including unamortizable intangible assets (primarily trademarks) of $6.9 million in 2002. The composition of the remaining net amortizable intangible assets of $65.1 million and $56.4 million as of December 31, 2003 and December 31, 2002, respectively, was as follows:

===============================================================================
(In millions)                               AS OF DECEMBER 31, 2003
===============================================================================
                                    GROSS CARRYING         ACCUMULATED
                                        AMOUNT             AMORTIZATION
                                -----------------------------------------------
Technology ...............               $38.1                 $10.8
Patents...................                15.3                  15.2
Customer lists............                29.8                   5.8
Other.....................                15.7                   2.0
                                -----------------------------------------------
Total.....................               $98.9                 $33.8
===============================================================================

===============================================================================
(In millions)                            As of December 31, 2002
===============================================================================
                                   Gross Carrying         Accumulated
                                       Amount             Amortization
                                -----------------------------------------------
Technology ...............               $34.6                 $ 4.6
Patents...................                15.3                  13.6
Customer lists............                24.1                   3.3
Other.....................                 5.0                   1.1
                                -----------------------------------------------
Total.....................               $79.0                 $22.6
===============================================================================

At December 31, 2003, estimated future annual amortization expenses were:

===============================================================================
ESTIMATED AMORTIZATION EXPENSE
(In millions)
-------------------------------------------------------------------------------
   2004............................................            $6.0
   2005............................................             5.9
   2006............................................             5.7
   2007............................................             5.1
   2008............................................             5.0
===============================================================================

--------------------------------------------------------------------------------
8. COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

The tables below present the pre-tax, tax, and after tax components of Grace's other comprehensive income (loss) for the years ended December 31, 2003, 2002 and 2001:

===============================================================================
YEAR ENDED                                                          AFTER
   DECEMBER 31, 2003 (RESTATED)          Pre-Tax        Tax          TAX
(In millions)                             Amount      Expense       AMOUNT
-------------------------------------------------------------------------------
Minimum pension liability
   adjustments................            $ 28.2      $ (9.9)       $ 18.3
Foreign currency translation
   adjustments................              95.1        --            95.1
                                      -----------------------------------------
Other comprehensive income....            $123.3      $ (9.9)       $113.4
===============================================================================



===============================================================================
YEAR ENDED                                                          After
   DECEMBER 31, 2002                      Pre-Tax       Tax          Tax
(In millions)                              Amount     Benefit       Amount
-------------------------------------------------------------------------------
Minimum pension liability
   adjustments................            $(227.2)    $ 79.5      $(147.7)
Foreign currency translation
   adjustments................               45.1       --           45.1
                                      -----------------------------------------
Other comprehensive loss......            $(182.1)    $ 79.5      $(102.6)
===============================================================================

===============================================================================
YEAR ENDED                                                          After
   DECEMBER 31, 2001                     Pre-Tax        Tax          Tax
(In millions)                             Amount      Benefit       Amount
-------------------------------------------------------------------------------
Minimum pension liability
   adjustments................           $(191.4)    $  67.0      $(124.4)
Foreign currency translation
   adjustments................             (24.8)       --          (24.8)
                                     ------------------------------------------
Other comprehensive loss......           $(216.2)    $  67.0      $(149.2)
===============================================================================

===============================================================================
COMPOSITION OF ACCUMULATED OTHER
   COMPREHENSIVE LOSS                          (RESTATED)
(In millions)                                     2003           2002
-------------------------------------------------------------------------------
Minimum pension liability................       $(265.4)       $(283.7)
Foreign currency translation ............         (24.5)        (119.6)
                                           ------------------------------------
Accumulated other comprehensive loss.....       $(289.9)       $(403.3)
===============================================================================

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

--------------------------------------------------------------------------------
9. OTHER BALANCE SHEET ACCOUNTS
--------------------------------------------------------------------------------

===============================================================================
                                                    (RESTATED)
(In millions)                                          2003         2002
-------------------------------------------------------------------------------
ACCOUNTS AND OTHER RECEIVABLES, NET
Trade receivables, less allowance of $4.6
   (2002 - $3.7).........................          $   331.5     $   302.8
Other receivables, less allowances of $1.7
   (2002 - $1.7).........................               16.0          13.8
                                              ---------------------------------
                                                   $   347.5     $   316.6
===============================================================================
INVENTORIES (1)
Raw materials ...........................          $    53.5     $    39.2
In process ..............................               35.8          30.3
Finished products .......................              134.0         110.8
General merchandise .....................               29.4          26.8
Less:  Adjustment of certain inventories to
   a last-in/first-out (LIFO) basis (2) .              (38.1)        (33.5)
                                              ---------------------------------
                                                   $   214.6     $   173.6
===============================================================================
(1) Inventories valued at LIFO cost comprised 49.2% of total inventories at December 31, 2003 and 48.4% at December 31, 2002

(2) During 2002, a reduction in U.S. LIFO inventory levels resulted in product valued at costs pertaining to prior years being reflected in 2002 cost of sales. This so-called LIFO liquidation had the effect of increasing pre-tax income for the Davison segment and Grace by $0.5 million.

===============================================================================
OTHER ASSETS
Deferred pension costs...................          $   115.9     $   104.2
Deferred charges ........................               45.7          38.7
Long-term receivables, less allowances of
   $0.7 (2002 - $0.8) ...................                9.2           2.0
Patents, licenses and other intangible
    assets, net .........................               65.1          63.3
Pension-unamortized prior service cost ..               19.8          26.4
Investments in unconsolidated affiliates
    and other............................                0.5           0.3
                                              ---------------------------------
                                                   $   256.2     $   234.9
===============================================================================
OTHER CURRENT LIABILITIES
Accrued compensation ....................          $    44.8     $    40.0
Deferred tax liability ..................                0.5           0.8
Customer volume rebates .................               28.1          21.2
Accrued commissions .....................                9.8           6.0
Accrued reorganization fees .............                6.9           9.4
Other accrued liabilities ...............               39.1          53.9
                                              ---------------------------------
                                                   $   129.2     $   131.3
===============================================================================
OTHER LIABILITIES
Pension-underfunded plans ...............          $   278.5     $   295.1
Other accrued liabilities ...............               17.5           6.3
                                              ---------------------------------
                                                   $   296.0     $   301.4
===============================================================================

--------------------------------------------------------------------------------
10. PROPERTIES AND EQUIPMENT
--------------------------------------------------------------------------------

===============================================================================
(In millions)                                        2003          2002
-------------------------------------------------------------------------------
Land....................................          $    21.3     $    20.5
Buildings...............................              416.1         367.2
Information technology and equipment....              107.2          99.8
Machinery, equipment and other..........            1,304.0       1,140.2
Projects under construction.............               24.9          66.2
                                              ---------------------------------
Properties and equipment, gross.........            1,873.5       1,693.9
Accumulated depreciation and
  amortization .........................           (1,216.9)     (1,071.7)
                                              ---------------------------------
Properties and equipment, net...........          $   656.6     $   622.2
===============================================================================



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

At December 31, 2003, minimum future non-cancelable payments for operating leases were:

===============================================================================
MINIMUM FUTURE PAYMENTS UNDER OPERATING LEASES
(In millions)
-------------------------------------------------------------------------------
   2004............................................          $16.7
   2005............................................           13.5
   2006............................................           12.6
   2007............................................            7.3
   2008............................................            6.3
   Thereafter......................................           10.7
-------------------------------------------------------------------------------
   Total minimum lease payments....................          $67.1
===============================================================================

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

The following table summarizes activity in these policies for 2003, 2002 and 2001:

===============================================================================
LIFE INSURANCE - ACTIVITY
   SUMMARY
(In millions)                            2003          2002          2001
-------------------------------------------------------------------------------
Earnings on policy assets....         $   38.7      $   39.4      $   40.3
Interest on policy loans.....            (33.1)        (34.7)        (34.9)
Premiums.....................              2.4           2.4           2.5
Proceeds from policy loans...               --            --         (48.7)
Policy loan repayments.......              3.1           5.1          15.0
Net investing activity.......             (2.7)         (5.4)         (2.9)
                                -----------------------------------------------
Change in net cash value.....         $    8.4      $    6.8      $  (28.7)
===============================================================================
Gross cash value.............         $  478.5      $  471.3      $  477.5
Principal - policy loans.....           (365.3)       (365.4)       (377.6)
Accrued interest - policy
  loans .....................            (22.4)        (23.5)        (24.3)
                                -----------------------------------------------
Net cash value...............         $   90.8      $   82.4      $   75.6
===============================================================================
Insurance benefits in
  force......................         $2,213.1      $2,240.8      $2,291.0
===============================================================================
Tax-free proceeds received...         $   11.9      $   19.4      $   18.0
===============================================================================

Grace's financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities. See Note 14 for tax contingencies regarding certain of these life insurance policies.

--------------------------------------------------------------------------------
12. DEBT
--------------------------------------------------------------------------------

===============================================================================
COMPONENTS OF DEBT
(In millions)                                         2003           2002
-------------------------------------------------------------------------------
DEBT PAYABLE WITHIN ONE YEAR
Other short-term borrowings (1)........             $  6.8         $  4.3
                                            -----------------------------------
                                                    $  6.8         $  4.3
                                            ===================================
DEBT PAYABLE AFTER ONE YEAR
DIP facility (2).......................             $   --         $   --

DEBT SUBJECT TO COMPROMISE
Bank borrowings (3)....................             $500.0         $500.0
Other borrowings (4)...................                3.7            1.0
Accrued interest (5)...................               49.0           37.8
                                            -----------------------------------
                                                    $552.7         $538.8
                                            ===================================
Full-year weighted average interest rates
   on total debt ......................                2.1%           2.8%
===============================================================================

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

(4) Miscellaneous borrowings primarily consisting of U.S. mortgages and leases.

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

===============================================================================
(LOSS) EARNINGS PER SHARE
(In millions, except per
   share amounts)                      2003          2002          2001
-------------------------------------------------------------------------------
NUMERATORS
 Net (loss) income............        $ (55.2)     $  22.1       $  78.6
                                ===============================================
DENOMINATORS
Weighted average common
   shares - basic
   calculation ................
                                         65.5         65.4          65.3
Dilutive effect of
   employee stock options
   and restricted shares.......          --            0.1           0.1
                                -----------------------------------------------
Weighted average common
   shares - diluted
   calculation.................          65.5         65.5          65.4
                                ===============================================
BASIC (LOSS) EARNINGS PER
   SHARE.......................        $(0.84)      $ 0.34        $ 1.20
                                ===============================================
DILUTED (LOSS) EARNINGS PER
   SHARE.......................        $(0.84)      $ 0.34        $ 1.20
===============================================================================

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

The following table sets forth information relating to such options during 2003, 2002 and 2001:

===============================================================================
STOCK OPTION ACTIVITY                                       2003
-------------------------------------------------------------------------------
                                                                  Average
                                                   Number        Exercise
                                                  of Shares        Price
                                            -----------------------------------
Balance at beginning of year...........           10,440,417        $11.94
Options exercised......................              (15,831)         2.40
Options terminated or cancelled........             (841,802)        11.24
                                            -------------------
Balance at end of year.................            9,582,784         12.02
===============================================================================
Exercisable at end of year.............            9,227,438        $12.39
===============================================================================
                                                            2002
                                            -----------------------------------
Balance at beginning of year...........           12,772,431        $11.88
Options exercised......................               (1,266)         2.40
Options terminated or cancelled........           (2,330,748)        11.60
                                            -------------------
Balance at end of year.................           10,440,417         11.94
===============================================================================
Exercisable at end of year.............            8,973,964        $12.58
===============================================================================
                                                            2001
                                            -----------------------------------
Balance at beginning of year...........           14,005,209        $12.70
Options granted........................            1,339,846          2.53
Options terminated or cancelled........           (2,572,624)        11.46
                                            -------------------
Balance at end of year.................           12,772,431         11.88
===============================================================================
Exercisable at end of year.............            9,586,993        $12.64
===============================================================================



Currently outstanding options expire on various dates through November 2011. At December 31, 2003, 4,474,004 shares were available for additional stock option or restricted stock grants.

Following is a summary of stock options outstanding at December 31, 2003:

===============================================================================
STOCK OPTIONS OUTSTANDING
-------------------------------------------------------------------------------
                          Weighted-
                           Average
                          Remaining   Weighted-               Weighted-
EXERCISE                 Contractual   Average                 Average
PRICE          Number       Life      Exercise     Number     Exercise
RANGE        Outstanding   (Years)      Price    Exercisable    Price
-------------------------------------------------------------------------------
$1 - $8       2,300,702      5.23      $ 4.17     1,945,356     $ 4.49
$8 - $13      2,974,756      4.81       12.30     2,974,756      12.30
$13 - $18     2,791,126      7.44       14.14     2,791,126      14.14
$18 - $21     1,516,200      6.02       19.47     1,516,200      19.47
             -----------                         -----------
              9,582,784      5.87       12.02     9,227,438      12.39
===============================================================================

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

The following summarizes the changes in benefit obligations and fair value of retirement plan assets during 2003 and 2002 (Grace uses a December 31 measurement date for the majority of its plans):

====================================================================================================================================
                                                                            PENSION                                    OTHER
                                               ---------------------------------------------------------------    POST-RETIREMENT
CHANGE IN FINANCIAL STATUS OF RETIREMENT PLANS            U.S.             NON-U.S.              TOTAL                 PLANS
                                               -------------------------------------------------------------------------------------
(In millions)                                     2003        2002      2003      2002       2003     2002        2003       2002
------------------------------------------------------------------------------------------------------------------------------------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit obligation at beginning of year........  $ 870.2     $ 776.6   $ 233.7   $ 196.1   $1,103.9  $  972.7  $  123.8    $ 136.0
Service cost...................................      9.8         8.5       5.3       4.3       15.1      12.8       0.6        0.6
Interest cost..................................     56.4        55.1      14.4      12.5       70.8      67.6       8.1        8.7
Plan participants' contributions...............     --          --         0.9       0.4        0.9       0.4      --         --
Amendments.....................................     --           5.6      --         2.4       --         8.0      --        (31.1)
Acquisitions...................................     --          --         0.2      --          0.2      --        --         --
Change in discount rates and other assumptions.     53.7        93.6      18.9       2.8       72.6      96.4       7.1       31.1
Benefits paid..................................    (72.0)      (69.2)    (13.6)    (11.1)     (85.6)    (80.3)    (12.6)     (21.5)
Currency exchange translation adjustments......     --          --        34.1      26.3       34.1      26.3      --         --
------------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year..............  $ 918.1     $ 870.2   $ 293.9   $ 233.7   $1,212.0  $1,103.9   $ 127.0    $ 123.8
====================================================================================================================================

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year.  $ 557.2     $ 689.5   $ 159.2   $ 167.3   $  716.4  $   856.8  $  --      $  --
Actual return on plan assets...................    120.0       (67.8)     20.8     (21.4)     140.8     (89.2)     --         --
Employer contribution..........................     52.9         4.3       7.6       5.9       60.5      10.2      12.6       21.5
Acquisitions...................................     --           0.4       0.1       1.8        0.1       2.2      --         --
Plan participants' contribution................     --          --         0.9       0.4        0.9       0.4      --         --
Benefits paid..................................    (72.0)      (69.2)    (13.6)    (11.1)     (85.6)    (80.3)    (12.6)     (21.5)
Currency exchange translation adjustment.......     --          --        18.2      16.3       18.2      16.3      --         --
------------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year.......  $ 658.1     $ 557.2   $ 193.2   $ 159.2   $  851.3  $   716.4  $  --      $  --
====================================================================================================================================

Funded status..................................  $(260.0)    $(313.0)  $(100.7)  $ (74.5)  $ (360.7) $ (387.5)  $(127.0)   $(123.8)
Unrecognized transition obligation.............     --          --         0.1       0.5        0.1       0.5      --         --
Unrecognized actuarial loss....................    423.4       463.6     108.0      90.6      531.4     554.2      55.4       51.9
Unrecognized prior service cost/(benefit)......     20.6        26.1       3.6       3.8       24.2      29.9     (62.7)     (75.3)
------------------------------------------------------------------------------------------------------------------------------------
Net amount recognized..........................  $ 184.0     $ 176.7   $   11.0  $  20.4   $  195.0  $  197.1   $(134.3)   $(147.2)
====================================================================================================================================

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE
  SHEET CONSIST OF:
Prepaid pension costs..........................  $   6.3     $   5.3   $ 109.6   $  98.9   $  115.9  $  104.2   $  --      $  --
Pension obligation.............................   (240.2)     (290.7)   (108.8)    (79.3)    (349.0)   (370.0)   (134.3)    (147.2)
Intangible asset...............................     19.8        26.2      --         0.2       19.8      26.4     N/A        N/A
Accumulated other comprehensive loss...........    398.1       435.9      10.2       0.6      408.3     436.5     N/A        N/A
------------------------------------------------------------------------------------------------------------------------------------
Net amount recognized..........................  $ 184.0     $ 176.7   $  11.0   $  20.4   $  195.0  $  197.1   $(134.3)   $(147.2)
====================================================================================================================================
(Decrease) Increase in Minimum Liability
   Included in Other Comprehensive Income
   (Loss)......................................  $ (37.8)    $ 227.5   $   9.6   $  (0.3)     NM        NM         NM         NM
====================================================================================================================================
WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE
   BENEFIT OBLIGATIONS AS OF DECEMBER 31
Discount rate..................................     6.25%       6.75%     5.32%     5.72%     NM        NM         6.25%      6.75%
Rate of compensation increase..................     4.25%       4.25%     3.50%     3.84%     NM        NM         NM         NM
====================================================================================================================================
WEIGHTED AVERAGE ASSUMPTIONS USED TO
   DETERMINE NET PERIODIC BENEFIT COST   U.S.
   FOR YEARS ENDED DECEMBER 31          -------
                                         2004
                                        -------
Discount rate........................... 6.25%      6.75%       7.25%     5.72%     5.87%     NM        NM         6.75%      7.25%
Expected return on plan assets.......... 8.00%      8.25%       9.00%     8.16%     8.67%     NM        NM         NM         NM
Rate of compensation increase........... 4.25%      4.25%       4.25%     3.84%     4.08%     NM        NM         NM         NM
====================================================================================================================================

===================================================================================================================================
                                                             2003                        2002                      2001
COMPONENTS OF NET PERIODIC BENEFIT COST (INCOME)  ---------------------------------------------------------------------------------
(Dollars in millions)                               U.S.   NON-U.S.  OTHER     U.S.   Non-U.S.   Other    U.S.   Non-U.S.   Other
-----------------------------------------------------------------------------------------------------------------------------------
Service cost..................................... $  9.8   $  5.3   $  0.6   $  8.5   $  4.3   $  0.6  $  7.9   $  3.8    $   0.7
Interest cost....................................   56.4     14.4      8.1     55.1     12.5      8.7    55.3     11.2        9.8
Expected return on plan assets...................  (44.5)   (13.3)      --    (59.1)   (14.8)     --    (69.1)   (15.9)      --
Amortization of transition obligation (asset)....   --        0.5       --      0.7      0.4      --    (10.0)    --         --
Amortization of prior service cost (benefit).....    5.5      0.6    (12.7)     5.2      0.6    (12.7)    7.6      0.5       (8.3)
Amortization of unrecognized actuarial loss......   18.4      4.4      3.7      9.7      1.8      3.0     2.4      0.2        0.1
Net curtailment and settlement loss..............   --        0.6       --       --       --      --       --      0.2         --
-----------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost (income)............... $ 45.6   $ 12.5   $ (0.3)  $ 20.1   $  4.8   $ (0.4) $ (5.9)  $ --      $   2.3
===================================================================================================================================

NM - Not meaningful
N/A - Not applicable

====================================================================================================================================
PENSION PLANS WHERE ACCUMULATED BENEFIT OBLIGATIONS                                                               OTHER POST-
EXCEED PLAN ASSETS                                                  U.S.                  NON-U.S.             RETIREMENT PLANS
                                                         ---------------------------------------------------------------------------
(In millions)                                                2003       2002         2003        2002          2003          2002
------------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation...........................     $909.6     $867.1        $121.0      $ 95.6         N/A           N/A
Accumulated benefit obligation (1).....................      887.8      841.9         111.3        82.1       $127.0        $123.8
Fair value of plan assets..............................      647.6      551.2           5.3         3.3          --            --
====================================================================================================================================

N/A - Not applicable
(1) The accumulated benefit obligation for all domestic plans was $896.2 million and $845.0 million at December 31, 2003 and 2002, respectively.

The target allocation of investment assets for 2004, the actual allocation at December 31, 2003 and 2002, and the expected long-term rate of return by asset category for Grace's domestic plans are as follows:

====================================================================================================================================
                                                                                                                WEIGHTED-AVERAGE
                                                                   TARGET       PERCENTAGE OF PLAN ASSETS      EXPECTED LONG-TERM
                                                                 ALLOCATION           DECEMBER 31,               RATE OF RETURN
                                                             -----------------------------------------------------------------------
ASSET CATEGORY                                                      2004           2003             2002               2003
------------------------------------------------------------------------------------------------------------------------------------
U.S. stock.............................................            45%             45%                42%               4.01%
Non-U.S. stock.........................................            15%             16%                20%               2.39%
Short-term fixed income................................            10%              7%                --%                 --%
Intermediate-term fixed income.........................            30%             32%                38%               1.85%
                                                            -------------------------------------------------
Total..................................................           100%            100%               100%               8.25%
====================================================================================================================================

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

===============================================================================
BUSINESS SEGMENT DATA
(In millions)                           2003          2002           2001
-------------------------------------------------------------------------------
NET SALES
Davison Chemicals.........            $1,039.9      $  939.3       $  868.3
Performance Chemicals.....               940.6         880.4          854.6
                               ------------------------------------------------
Total.....................            $1,980.5      $1,819.7       $1,722.9
                               ================================================

PRE-TAX OPERATING
   INCOME
Davison Chemicals.........            $  118.9      $  129.4       $  123.8
Performance Chemicals.....               107.9          98.8           96.7
                               ------------------------------------------------
Total.....................            $  226.8      $  228.2       $  220.5
                               ================================================

DEPRECIATION AND
   AMORTIZATION
Davison Chemicals.........            $   67.6      $   61.7       $   58.5
Performance Chemicals.....                33.1          32.0           29.6
                               ------------------------------------------------
Total.....................            $  100.7      $   93.7       $   88.1
                               ================================================

CAPITAL EXPENDITURES
Davison Chemicals.........            $   68.1      $   59.5       $   39.3
Performance Chemicals.....                16.5          27.9           22.8
                               ------------------------------------------------
Total.....................            $   84.6      $   87.4       $   62.1
                               ================================================

TOTAL ASSETS
Davison Chemicals.........            $  797.1      $  734.1       $  687.2
Performance Chemicals.....               609.2         528.7          498.8
                               ------------------------------------------------
Total.....................            $1,406.3      $1,262.8       $1,186.0
===============================================================================



The table below presents information related to the geographic areas in which Grace operated in 2003, 2002 and 2001.

===============================================================================
GEOGRAPHIC AREA DATA
(In millions)                             2003          2002          2001
-------------------------------------------------------------------------------
NET SALES
United States..............            $  804.3     $  827.1      $  829.7
Canada and Puerto Rico.....                78.9         56.1          40.3
Germany....................                92.2         70.9          61.8
Europe, other than
Germany....................               584.7        490.0         417.6
Asia Pacific...............               312.7        269.0         266.7
Latin America..............               107.7        106.6         106.8
                               ------------------------------------------------
Total......................            $1,980.5     $1,819.7      $1,722.9
===============================================================================
PROPERTIES AND
  EQUIPMENT, NET
United States..............            $  386.4     $  392.0      $  386.7
Canada and Puerto Rico.....                19.4         18.5          20.1
Germany....................               120.7         89.6          77.7
Europe, other than
Germany....................                72.3         63.7          41.6
Asia Pacific...............                46.8         47.4          49.1
Latin America..............                11.0         11.0          15.1
                               ------------------------------------------------
Total......................            $  656.6     $  622.2      $  590.3
===============================================================================

Pre-tax operating income, depreciation and amortization, capital expenditures and total assets for Grace's business segments are reconciled below to amounts presented in the Consolidated Financial Statements.

===============================================================================
RECONCILIATION OF BUSINESS
   SEGMENT DATA TO FINANCIAL
   STATEMENTS
(In millions)                              2003         2002         2001
-------------------------------------------------------------------------------
Pre-tax operating income -
   business segments..........         $   226.8    $   228.2    $   220.5
Minority interest.............              (1.2)         2.2          3.7
(Loss) gain on sale of
   investments and disposal of
   assets.....................              (1.5)         1.9          9.7
Provision for environmental
   remediation................            (142.5)       (70.7)        (5.8)
Provision for asbestos-related
   litigation.................             (30.0)          --           --
Interest expense and related
   financing costs............             (15.6)       (20.0)       (37.1)
Corporate costs...............             (78.1)       (47.4)       (33.0)
Other, net....................             (11.8)        (1.8)         3.7
                                    -------------------------------------------
(Loss) income from operations
   before Chapter 11
   expenses, income taxes,
   and minority interest......         $   (53.9)   $    92.4    $   161.7
===============================================================================
Depreciation and amortization
   - business segments........         $   100.7    $    93.7    $    88.1
   - corporate................               2.2          1.2          1.1
                                    -------------------------------------------
Total depreciation and
   amortization ..............         $   102.9    $    94.9    $    89.2
===============================================================================
Capital Expenditures
   - business segments........         $    84.6    $    87.4    $    62.1
   - corporate................               1.8          3.7          0.8
                                    -------------------------------------------
Total capital expenditures....         $    86.4    $    91.1    $    62.9
===============================================================================
Total assets
   - business segments........         $ 1,406.3    $ 1,262.8    $ 1,186.0
   - corporate................             581.6        551.6        558.1
Asbestos-related receivables..             269.4        282.6        283.7
Deferred tax assets...........             616.9        594.7        525.4
                                    -------------------------------------------
Total assets..................         $ 2,874.2    $ 2,691.7    $ 2,553.2
===============================================================================

--------------------------------------------------------------------------------
20. QUARTERLY SUMMARY AND STATISTICAL INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------

====================================================================================================================================
QUARTERLY SUMMARY AND STATISTICAL INFORMATION (Unaudited)
(In millions, except per share)
------------------------------------------------------------------------------------------------------------------------------------
                                                                   MARCH 31         JUNE 30     SEPTEMBER 30       DECEMBER 31(1)
------------------------------------------------------------------------------------------------------------------------------------
2003
Net sales                                                           $444.8           $503.4        $521.0               $511.3
Cost of goods sold.........................................          296.7            329.7         336.5                326.9
Net (loss) income..........................................           (2.3)             6.5          (9.9)               (49.5)

Net (loss) income per share: (2)
   Basic earnings per share:
      Net (loss) income....................................         $(0.04)          $ 0.10        $(0.15)              $(0.75)
   Diluted earnings per share:
      Net (loss) income....................................          (0.04)            0.10         (0.15)               (0.75)

Market price of common stock: (3)
    High...................................................         $ 2.89           $ 4.41        $ 5.52               $ 3.84
    Low....................................................           1.48             1.65          2.57                 2.34
    Close..................................................           1.48             4.41          3.10                 2.57

------------------------------------------------------------------------------------------------------------------------------------

2002
Net sales..................................................         $413.2           $471.8        $480.0               $454.7
Cost of goods sold.........................................          259.9            294.2         300.0                294.0
Net income (loss)..........................................           12.4             21.2          14.0                (25.5)

Net income (loss) per share: (2)
   Basic earnings per share:
      Net income (loss)....................................          $0.19           $ 0.32        $ 0.21               $(0.39)
   Diluted earnings per share:
      Net income (loss)....................................           0.19             0.32          0.21                (0.39)

Market price of common stock: (3)
    High...................................................          $2.47           $ 3.75        $ 3.05               $ 2.50
    Low....................................................           1.56             2.13          1.46                 0.99
    Close..................................................           2.20             3.00          1.60                 1.96
====================================================================================================================================

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

(3) Principal market: New York Stock Exchange.

====================================================================================================================================
FINANCIAL SUMMARY (1)
(In millions, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                              (RESTATED)
                                                                 2003          2002         2001        2000             1999
------------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS
Net sales .................................................    $ 1,980.5     $ 1,819.7    $ 1,722.9   $   1,597.4     $ 1,550.9
(Loss) income from continuing operations before Chapter 11
    expenses, income taxes, and minority interest (2)......        (53.9)         92.4        161.7         (19.7)        203.4
(Loss) income from continuing operations (2)...............        (55.2)         22.1         78.6         (89.7)        130.2
Income from discontinued operations (2) ...................           --            --           --            --           5.7
Minority interest in consolidated entities.................          1.2          (2.2)        (3.7)           --            --
Net (loss) income .........................................        (55.2)         22.1         78.6         (89.7)        135.9
------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Current assets (3).........................................    $   928.9     $   830.3    $   741.3    $    773.9     $   779.8
Current liabilities (3)....................................        254.4         247.3        236.1       1,092.9         769.4
Properties and equipment, net..............................        656.6         622.2        590.3         601.7         617.3
Total assets (3)...........................................      2,874.2       2,691.7      2,521.1       2,584.9       2,475.1
Total debt not subject to compromise (3)...................          6.8           4.3          6.9         421.9         136.2
Liabilities subject to compromise..........................      2,452.3       2,334.7      2,311.5            --            --
Shareholders' equity (deficit).............................       (163.8)       (222.2)      (141.7)        (71.3)        111.1
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOW
Operating activities (3) ..................................    $   110.8     $   195.5    $    14.6   $    (143.7)    $   130.5
Investing activities.......................................       (109.1)       (110.7)      (131.4)        (94.0)         89.4
Financing activities (3)...................................         (4.7)         (9.2)       123.7         239.9         (80.9)
Net cash flow (3)..........................................         25.6          91.7           --          (7.9)        134.5
------------------------------------------------------------------------------------------------------------------------------------
DATA PER COMMON SHARE (DILUTED)
(Loss) income from continuing operations (2)...............    $  (0.84)     $   0.34     $   1.20     $    (1.34)    $     1.76
Net (loss) income .........................................       (0.84)         0.34         1.20          (1.34)          1.84
Average common diluted shares outstanding (thousands)......       65,500        65,500       65,400        66,800         73,800
------------------------------------------------------------------------------------------------------------------------------------
OTHER STATISTICS
Capital expenditures.......................................    $  86.4       $  91.1      $  62.9       $    64.8     $    82.5
Common stock price range...................................    $1.48-5.52    $0.99-3.75   $1.31-4.38 $  1.94-14.94  $11.81-21.00
Common shareholders of record..............................      10,734        11,187       11,643        12,240        13,215
Number of employees - continuing operations................       6,300         6,400        6,400         6,300         6,300
====================================================================================================================================

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

Evaluation Of Disclosure Controls And Procedures.
------------------------------------------------

As of December 31, 2003, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer (the "Officers") concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed in the Company's periodic filings under the Exchange Act is accumulated and communicated to such officers to allow timely decisions regarding required disclosures. However, in early August 2004, the Officers became aware of a mistake in Grace's measurement of the U.S. dollar translation of a third party's equity interest in a small foreign joint venture caused by a two-decimal-point error in the currency conversion factor. The joint venture has 2003 net sales of approximately $775,000, all of which were made to Grace affiliates, and owner's equity of approximately $400,000. The third party's equity interest was measured at $20 million instead of $200,000, which resulted in an overstatement of Grace's liabilities and an understatement of Grace's shareholders' equity by $19.8 million in Grace's December 31, 2003 and March 31, 2004 consolidated balance sheets. This noncash error was uncovered as part of Grace's financial review procedures for the quarter ended June 30, 2004. The error had no effect on originally reported net income/loss, per share amounts, net sales, operating income, or any other item in Grace's Consolidated Statements of Operations for the year ended December 31, 2003 or for the first quarter ended March 31, 2004. The error was communicated to Grace's Audit Committee and independent auditors when found.

Upon investigation, it was determined that Grace's validation and review procedures existing at both December 31, 2003 and March 31, 2004 related to the consolidation accounting process should have, but failed to, detect this computational error. As a result, such Officers now conclude that the Company's disclosure controls and procedures were effective except as they relate to the consolidation accounting process in operation at December 31, 2003 or at March 31, 2004. The Officers' believe that added validation and review procedures implemented during 2004, together with those existing before, when appropriately applied, are effective to identify errors of this nature. Grace's independent auditors have advised the Officers that the condition existing, prior to the implementation of added procedures in 2004, when combined with the relative magnitude of the identified error on the measurement of components of shareholders' equity, constituted, at the December and March balance sheet dates, a material weakness in disclosure controls and procedures.

Except for the changes in Grace's consolidation accounting procedures which now include added steps of validation and review, and for periodic enhancements to control processes and policies in response to changing business, organizational, legal and regulatory conditions, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.