Form 10-Q/A
period 2004-03-31
W R GRACE & CO
filed 2004-08-09
CIK 1045309

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

              Yes    X                No
                   -----                 -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

              Yes    X                No
                   -----                 -----

65,616,330 shares of Common Stock, $0.01 par value, were outstanding at April 30, 2004.

                                PORTIONS AMENDED

The Registrant hereby amends its report on Form 10-Q for the quarterly period ended March 31, 2004 for the restatement of the Registrant's consolidated financial statements as of March 31, 2004 and December 31, 2003 to correct the U.S. dollar translation of a third party's interest in a small consolidated joint venture. Due to a currency conversion error, the third party interest was mistakenly calculated at $20.0 million instead of $200,000, a condition that was discovered as part of Grace's second quarter 2004 financial review. The effect of this non-cash correction to Grace's December 31, 2003 balance sheet was to increase shareholders' equity by $19.8 million and to decrease liabilities by the same amount. This condition had no effect on originally reported net loss, per share amounts, net sales, operating income or any other element of Grace's Consolidated Statement of Operations for the year ended December 31, 2003, or for the three months ended march 31, 2004. Except as set forth in Note 1A to the accompanying consolidated financial statements, no other changes are made to the Registrant's report on Form 10-Q for the quarterly period ended March 31, 2004.

                       W. R. GRACE & CO. AND SUBSIDIARIES

                                Table of Contents

                                                                       Page No.
                                                                     --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Report of Independent Registered Public Accounting Firm        I - 1

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

         Consolidated Balance Sheets                                    I - 4

         Consolidated Statement of Shareholders' Equity (Deficit)       I - 5

         Consolidated Statements of Comprehensive Income                I - 5

         Notes to Consolidated Financial Statements                I - 6 to I - 21

Item 4.  Controls and Procedures                                       I - 22


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              II - 1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of
Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of March 31, 2004, and the related consolidated statements of operations and of comprehensive income (loss) for each of the three-month periods ended March 31, 2004 and March 31, 2003, the consolidated statements of shareholders' equity (deficit) for the three-month period ended March 31, 2004 and the consolidated statements of cash flows for each of the three-month periods ended March 31, 2004 and March 31, 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, of cash flows, of shareholders' equity (deficit) and of comprehensive income (loss) for the year then ended (not presented herein). Our report, which was modified as to a matter raising substantial doubt about the Company's ability to continue as a going concern, was dated January 27, 2004 (except for Note 1A of the financial statements as to which the date is August 6, 2004). In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 1A, the accompanying consolidated financial statements have been restated to correct the U.S. dollar translation of a third party's interest in a consolidated joint venture.

/s/ PricewaterhouseCoopers LLC
PricewaterhouseCoopers LLP
McLean, Virginia
April 27, 2004, except for Note 1A, as to which the date is August 6, 2004

=====================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                THREE MONTHS ENDED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                                     MARCH 31,
=====================================================================================================
In millions, except per share amounts                                              2004        2003
                                                                                  ------------------
Net sales .....................................................................   $ 518.5    $ 444.8
                                                                                  ------------------

Cost of goods sold, exclusive of depreciation and amortization shown separately
    below .....................................................................     331.7      296.7
Selling, general and administrative expenses, exclusive of net pension expense
    shown separately below ....................................................     102.2       91.7
Depreciation and amortization .................................................      27.2       24.7
Research and development expenses .............................................      12.7       14.1
Net pension expense ...........................................................      12.3       13.5
Interest expense and related financing costs ..................................       3.9        4.2
Other expense (income) ........................................................      (3.2)      (5.8)
Provision for environmental remediation .......................................      --          2.0
                                                                                  ------------------
                                                                                    486.8      441.1
                                                                                  ------------------

Income before Chapter 11 expenses, income taxes, and minority interest ........      31.7        3.7
Chapter 11 expenses, net ......................................................      (4.5)      (2.7)
Provision for income taxes ....................................................     (10.9)      (3.1)
Minority interest in consolidated entities ....................................      (0.5)      (0.2)
                                                                                  ------------------

    NET INCOME (LOSS) .........................................................   $  15.8    $  (2.3)
=====================================================================================================

BASIC EARNINGS (LOSS) PER COMMON SHARE:
    Net income (loss) .........................................................   $  0.24    $ (0.04)

     Average number of basic shares ...........................................      65.6       65.5

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
    Net income (loss) .........................................................   $  0.24    $ (0.04)

     Average number of diluted shares .........................................      65.8       65.5
=====================================================================================================

                 The Notes to Consolidated Financial Statements
                    are an integral part of these statements.

===============================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                         THREE MONTHS ENDED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                               MARCH 31,
===============================================================================================
In millions                                                                2004          2003
                                                                        -----------------------
OPERATING ACTIVITIES
Income before Chapter 11 expenses, income taxes, and minority interest   $ 31.7        $  3.7
Reconciliation to net cash provided by operating activities:
     Depreciation and amortization ...................................     27.2          24.7
     Interest accrued on pre-petition debt subject to compromise .....      2.7           2.9
     Loss on sales of investments and disposals of assets ............      0.2           0.3
     Provision for environmental remediation .........................       --           2.0
     Income from life insurance policies, net ........................     (1.5)         (3.1)
     Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency translation:
         Working capital items .......................................    (33.2)        (17.9)
         Contributions to defined benefit pension plans ..............     (2.4)         (1.1)
         Contributions to postretirement benefit plans ...............     (2.6)         (3.1)
         Expenditures for asbestos-related litigation ................     (1.9)         (2.3)
         Proceeds from asbestos-related insurance ....................      1.6           1.1
         Expenditures for environmental remediation ..................     (2.9)         (3.1)
         Expenditures for retained obligations of divested businesses.     (0.4)         --
         Pension expense and other non-cash items ....................     14.5          13.7
                                                                        -----------------------

     NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE INCOME TAXES AND
        CHAPTER 11 EXPENSES ..........................................     33.0          17.8
Chapter 11 expenses paid, net ........................................     (2.0)         (3.8)
Income taxes paid, net of refunds ....................................    (10.3)         (4.3)
                                                                        -----------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES .......................     20.7           9.7
                                                                        -----------------------

INVESTING ACTIVITIES
Capital expenditures .................................................     (9.1)        (18.0)
Investment in life insurance policies ................................     (4.6)         (4.9)
Proceeds from life insurance policies ................................      5.3           3.6
Proceeds from sales of investments and disposals of assets ...........      0.1           0.7
                                                                        -----------------------
     NET CASH USED FOR INVESTING ACTIVITIES ..........................     (8.3)        (18.6)
                                                                        -----------------------

FINANCING ACTIVITIES
Net change in loans secured by cash value of life insurance policies .     (1.3)         (0.9)
Borrowings under credit facilities, net of repayments ................      8.9          (0.6)
Borrowings under debtor-in-possession facility, net of fees ..........     (0.5)         (2.2)
Repayments of borrowings under debtor-in-possession facility .........       --            --
                                                                        -----------------------
     NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES ............      7.1          (3.7)
                                                                        -----------------------
Effect of currency exchange rate changes on cash and cash equivalents.     (3.4)          4.4
                                                                        -----------------------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................     16.1          (8.2)
Cash and cash equivalents, beginning of period .......................    309.2         283.6
                                                                        -----------------------
Cash and cash equivalents, end of period .............................   $325.3        $275.4
===============================================================================================

                 The Notes to Consolidated Financial Statements
                   are an integral part of these statements.

=====================================================================================================
                                                                          (RESTATED)     (RESTATED)
W. R. GRACE & CO. AND SUBSIDIARIES                                         MARCH 31,    DECEMBER 31,
CONSOLIDATED BALANCE SHEETS (UNAUDITED)                                      2004           2003
=====================================================================================================
In millions, except par value and shares

ASSETS
CURRENT ASSETS
Cash and cash equivalents .............................................   $  325.3        $  309.2
Accounts and other receivables, net ...................................      353.8           347.5
Inventories ...........................................................      226.2           214.6
Deferred income taxes .................................................       29.4            29.8
Other current assets ..................................................       27.4            27.8
                                                                          ------------------------
     TOTAL CURRENT ASSETS .............................................      962.1           928.9

Properties and equipment, net of accumulated depreciation and
     amortization of $1,226.2 (2003 - $1,216.9) .......................      635.1           656.6
Goodwill ..............................................................       84.2            85.2
Cash value of life insurance policies, net of policy loans ............       92.9            90.8
Deferred income taxes .................................................      591.8           587.1
Asbestos-related insurance expected to be realized after one year .....      267.8           269.4
Other assets ..........................................................      257.6           256.2
                                                                          ------------------------
     TOTAL ASSETS .....................................................   $2,891.5        $2,874.2
                                                                          ========================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
Debt payable within one year ..........................................   $   15.9        $    6.8
Accounts payable ......................................................      110.1           101.8
Income taxes payable ..................................................       19.9            16.6
Other current liabilities .............................................      111.2           129.2
                                                                          ------------------------
     TOTAL CURRENT LIABILITIES ........................................      257.1           254.4

Deferred income taxes .................................................       35.1            35.3
Other liabilities .....................................................      304.4           296.0
                                                                          ------------------------
     TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE ......................      596.6           585.7

Liabilities Subject to Compromise - Note 2 ............................    2,447.7         2,452.3
                                                                          ------------------------
     TOTAL LIABILITIES ................................................    3,044.3         3,038.0
                                                                          ------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock issued, par value $0.01; 300,000,000 shares authorized;
     outstanding: 2004 - 65,616,330 (2003 - 65,558,510) ...............        0.8             0.8
Paid-in capital .......................................................      431.6           432.1
Accumulated deficit ...................................................     (155.1)         (170.9)
Treasury stock, at cost:  shares: 2004 - 11,363,430 (2003 - 11,421,250)     (135.2)         (135.9)
Accumulated other comprehensive loss ..................................     (294.9)         (289.9)
                                                                          ------------------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT) .............................     (152.8)         (163.8)
                                                                          ------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) .............   $2,891.5        $2,874.2
=====================================================================================================

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
                                              and            Accumulated      Treasury     Comprehensive          EQUITY
IN MILLIONS                              Paid-in Capital       Deficit         Stock           Loss              (DEFICIT)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2003, AS RESTATED         $432.9         $(170.9)        $(135.9)        $(289.9)        $(163.8)
Net income ............................             --            15.8              --              --            15.8
Stock plan activity ...................           (0.5)             --             0.7              --             0.2
Other comprehensive (loss) income .....             --              --              --            (5.0)           (5.0)
                                         ---------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2004, AS RESTATED ..         $432.4         $(155.1)        $(135.2)        $(294.9)        $(152.8)
================================================================================================================================

=================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                                  THREE MONTHS ENDED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)                                              MARCH 31,
=================================================================================================================================
In millions                                                                                       2004               2003
                                                                                            -------------------------------------
NET INCOME (LOSS).....................................................................          $  15.8            $ (2.3)

OTHER COMPREHENSIVE (LOSS) INCOME:
   Foreign currency translation adjustments...........................................             (5.0)              9.4
                                                                                            -------------------------------------
COMPREHENSIVE INCOME .................................................................          $  10.8            $  7.1
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

STOCK INCENTIVE PLANS: SFAS No. 123 permits the Company to follow the measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and not recognize compensation expense for its stock-based incentive plans. Had compensation cost for the Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the fair value methodology prescribed by SFAS No. 123, the Company's net income
(loss) and related earnings (loss) per share for the three-month periods ended March 31, 2004 and 2003 would have been reduced to the pro forma amounts indicated below:

================================================================================
PRO FORMA EARNINGS
    UNDER SFAS NO. 123                                 THREE MONTHS ENDED
(In millions, except per share amounts)                     MARCH 31,
================================================================================
                                                      2004          2003
                                                  ---------------------------
Net income (loss), as reported .................. $    15.8      $    (2.3)
Deduct:
Total stock-based employee compensation expense
  determined under fair value based method for
  all awards, net of related tax effects.........      (0.1)          (0.4)
                                                  ---------------------------
Pro forma net income (loss) (1) ................. $    15.7      $    (2.7)
                                                  ===========================
Basic earnings (loss) per share:
As reported...................................... $     0.24     $    (0.04)
Pro forma net income (loss) (1) .................       0.24          (0.04)
Diluted earnings (loss) per share:
As reported...................................... $     0.24     $    (0.04)
Pro forma net income (loss) (1) .................       0.24          (0.04)
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

--------------------------------------------------------------------------------
1A.  RESTATEMENT
--------------------------------------------------------------------------------

The Company's financial statements as of December 31, 2003, have been restated to correct the U.S. dollar translation of a third party's interest in a small consolidated joint venture. Due to a currency conversion error, the third party interest was mistakenly calculated at $20.0 million instead of $200,000, a condition that was discovered as part of Grace's second quarter 2004 financial review. The effect of this non-cash correction to Grace's December 31, 2003 balance sheet was to increase shareholders' equity by $19.8 million and to decrease liabilities by the same amount. The effect of the restatement on the accompanying financial statements is as follows:

================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In millions)                       MARCH 31, 2004      DECEMBER 31, 2003
================================================================================
                                     As                    As
                                 Previously     AS     Previously     AS
                                  Reported   RESTATED   Reported   RESTATED
                                 -----------------------------------------------
Other current liabilities ...... $   131.0    $111.2    $  149.0   $ 129.2
Accumulated other comprehensive
 loss...........................    (314.7)   (294.9)     (309.7)   (289.9)
================================================================================

The restatement has no effect on the Consolidated Statements of Operations, of Cash Flows, or of Comprehensive Income for the three months ended March 31, 2004 and 2003. The restatement does not affect the financial position or results of operations of Grace's operating segments as previously reported.

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

Components of liabilities subject to compromise are as follows:

================================================================================
(In millions)                                        MARCH 31,      DECEMBER 31,
(Unaudited)                                             2004            2003
================================================================================
Debt, pre-petition plus accrued interest.........   $      555.2    $      552.7
Asbestos-related liability ......................          990.3           992.3
Income taxes.....................................          218.6           217.9
Environmental remediation .......................          329.5           332.4
Postretirement benefits other than pension.......          131.2           134.3
Special pension arrangements.....................           69.9            69.5
Retained obligations of divested businesses......           56.6            57.0
Accounts payable ................................           31.6            31.9
Other accrued liabilities .......................           64.8            64.3
                                                    ------------    ------------
TOTAL LIABILITIES SUBJECT TO COMPROMISE .........   $    2,447.7    $    2,452.3
================================================================================

Set forth below is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through March 31, 2004.

================================================================================
(In millions)                                                     Cumulative
(Unaudited)                                                      Since Filing
================================================================================
Balance, Filing Date.........................................    $    2,366.0
Cash disbursements and/or reclassifications under Bankruptcy
   Court orders:
      Freight and distribution order.........................            (5.7)
      Trade accounts payable order...........................            (9.1)
      Other court orders including employee wages and
         benefits, sales and use tax, and customer programs..          (196.2)
Expense/(income) items:
   Interest on pre-petition debt.............................             49.4
   Employee-related accruals.................................             11.5
   Change in estimate of asbestos-related
     property damage contingencies...........................             30.0
   Change in estimate of environmental contingencies.........            219.0
   Change in estimate of income tax contingencies............              8.5
  Balance sheet reclassifications............................            (25.7)
                                                                 ---------------
Balance, end of period.......................................     $    2,447.7
================================================================================

Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

The Debtors' Chapter 11 expenses for each of the three-month periods ended March 31, 2004 and March 31, 2003 consisted of:

================================================================================
                                                        THREE MONTHS ENDED
(In millions)                                                 MARCH 31,
================================================================================
                                                        2004          2003
                                                     ---------------------------
Legal and financial advisory fees .................  $     4.8      $     2.8
Interest income ...................................       (0.3)          (0.1)
                                                     ---------------------------
Chapter 11 expenses, net...........................  $     4.5      $     2.7
================================================================================

Pursuant to SOP 90-7, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.

Condensed financial information of the Debtors is presented below:

================================================================================
W. R. GRACE & CO. - CHAPTER 11
  FILING ENTITIES DEBTOR-IN-POSSESSION
  STATEMENTS OF OPERATIONS                                THREE MONTHS ENDED
(In millions) (Unaudited)                                       MARCH 31,
================================================================================
                                                          2004         2003
                                                      --------------------------
Net sales, including intercompany ................... $    269.4   $    225.7
                                                      --------------------------
Cost of goods sold, including intercompany, exclusive
   of depreciation and amortization shown separately
   below.............................................      194.4        158.5
Selling, general and administrative expenses,
   exclusive of net pension expense shown separately
   below ............................................       61.6         56.8
Research and development expenses....................        8.6         10.9
Depreciation and amortization........................       14.5         15.5
Net pension expense..................................       11.0         12.3
Interest expense and related financing costs.........        3.8          4.2
Other expense (income)...............................       (9.3)       (17.0)
Provision for environmental remediation..............         --          2.0
                                                      --------------------------
                                                           284.6        243.2
                                                      --------------------------
Loss before Chapter 11 expenses, income taxes, and
   equity in net income of non-filing entities.......      (15.2)       (17.5)
Chapter 11 expenses, net.............................       (4.5)        (2.7)
Benefit from income taxes............................        2.5          1.8
                                                      --------------------------
Loss before equity in net income of non-filing
  entities...........................................      (17.2)       (18.4)
Equity in net income of non-filing entities..........       33.0         16.1
                                                      --------------------------
NET INCOME (LOSS).................................... $     15.8   $     (2.3)
================================================================================

================================================================================
W. R. GRACE & CO. - CHAPTER 11
   FILING ENTITIES DEBTOR-IN-POSSESSION
   CONDENSED STATEMENTS OF CASH FLOWS                     THREE MONTHS ENDED
(In millions) (Unaudited)                                      MARCH 31,
================================================================================
                                                            2004       2003
                                                        ------------------------
OPERATING ACTIVITIES
Loss before Chapter 11 expenses, income taxes, and
  equity in net income of non-filing entities..........  $  (15.2)   $  (17.5)
Reconciliation to net cash provided by (used for)
  operating activities:
   Non-cash items, net.................................      15.5        17.0
   Contributions to defined benefit pension plans......      (1.1)       (3.1)
   Changes in other assets and liabilities, excluding
     the effect of businesses acquired/divested........      (8.6)      (13.5)
                                                        ------------------------
NET CASH USED FOR OPERATING ACTIVITIES ................      (9.4)      (17.1)

NET CASH USED FOR INVESTING ACTIVITIES ................      (6.0)      (15.3)

NET CASH USED FOR FINANCING ACTIVITIES ................      (1.8)       (3.1)
                                                        ------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS..............     (17.2)      (35.5)
Cash and cash equivalents, beginning of period.........     120.5        56.8
                                                        ------------------------
Cash and cash equivalents, end of period...............  $  103.3    $   21.3
================================================================================

================================================================================
W. R. GRACE & CO. - CHAPTER 11
   FILING ENTITIES DEBTOR-IN-POSSESSION               (RESTATED)     (RESTATED)
   BALANCE SHEETS                                      MARCH 31,    DECEMBER 31,
(In millions) (Unaudited)                                2004           2003
================================================================================
ASSETS
CURRENT ASSETS
Cash and cash equivalents ......................   $      103.3    $      120.5
Accounts and other receivables, net ............          114.1           105.6
Receivables from non-filing entities, net.......           35.5            46.2
Inventories.....................................           85.6            81.2
Other current assets............................           45.2            47.9
                                                  ------------------------------
TOTAL CURRENT ASSETS............................          383.7           401.4

Properties and equipment, net...................          374.3           383.9
Cash value of life insurance policies, net of
   policy loans.................................           92.9            90.8
Deferred income taxes ..........................          592.6           587.9
Asbestos-related insurance
   expected to be realized
   after one year...............................          267.8           269.4
Loans receivable from
   non-filing entities, net.....................          444.1           448.0
Investment in non-filing entities...............          340.2           303.6
Other assets....................................           94.3            92.7
                                                  ------------------------------
TOTAL ASSETS....................................   $    2,589.9    $    2,577.7
================================================================================

================================================================================
                                                     (RESTATED)     (RESTATED)
                                                      MARCH 31,    DECEMBER 31,
(In millions) (Unaudited)                               2004           2003
================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
Current liabilities.............................    $     94.8     $     98.0
Other liabilities...............................         200.2          191.2
                                                  ------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.....         295.0          289.2

LIABILITIES SUBJECT TO COMPROMISE...............       2,447.7        2,452.3
                                                  ------------------------------
TOTAL LIABILITIES...............................       2,742.7        2,741.5

SHAREHOLDERS' EQUITY (DEFICIT) .................        (152.8)        (163.8)
                                                  ------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT) ....................................    $  2,589.9     $  2,577.7
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

--------------------------------------------------------------------------------
4.   OTHER EXPENSE (INCOME)
--------------------------------------------------------------------------------

Components of other expense (income) are as follows:

================================================================================
OTHER EXPENSE (INCOME)                                       THREE MONTHS ENDED
(In millions)                                                    MARCH 31,
================================================================================
                                                             2004        2003
                                                          ----------------------
Investment income ...................................    $   (1.5)   $   (3.1)
Interest income .....................................        (0.9)       (1.2)
Net loss on sale of investments and disposals of
  assets.............................................         0.2         0.3
Tolling revenue......................................        (0.3)       (0.5)
Foreign currency.....................................         1.4         1.3
Other miscellaneous income ..........................        (2.1)       (2.6)
                                                         -----------------------
Total other expense (income).........................    $   (3.2)   $   (5.8)
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

--------------------------------------------------------------------------------
5.   OTHER BALANCE SHEET ACCOUNTS
--------------------------------------------------------------------------------

================================================================================
                                                        (RESTATED)   (Restated)
                                                         MARCH 31,  December 31,
(In millions)                                              2004         2003
================================================================================
ACCOUNTS AND OTHER RECEIVABLES, NET
Trade receivables, less allowance of $4.8
  (2003 - $4.6)......................................   $   339.1    $   331.5
Other receivables, less allowances of $1.7
  (2003 - $1.7)......................................        14.7         16.0
                                                       -------------------------
                                                        $   353.8    $   347.5
================================================================================
INVENTORIES
Raw materials........................................   $    54.7    $    53.5
In process...........................................        38.2         35.8
Finished products....................................       145.9        134.0
General merchandise..................................        28.0         29.4
Less:  Adjustment of certain inventories to a
  last-in/first-out (LIFO) basis....................       (40.6)       (38.1)
                                                       -------------------------
                                                       $   226.2    $   214.6
================================================================================
OTHER ASSETS
Deferred pension costs..............................    $   118.6    $   115.9
Deferred charges ...................................         46.8         45.7
Long-term receivables, less allowances of $0.7
  (2003 - $0.7) ....................................          9.1          9.2
Patents, licenses and other
  intangible assets, net............................         62.7         65.1
Pension-unamortized prior service cost..............         19.8         19.8
Investments in unconsolidated
   affiliates and other.............................          0.6          0.5
                                                       -------------------------
                                                        $   257.6    $   256.2
================================================================================
OTHER CURRENT LIABILITIES
Accrued compensation................................    $    40.8    $    44.8
Deferred tax liability..............................          0.4          0.5
Customer volume rebates.............................         16.7         28.1
Accrued commissions.................................          6.1          9.8
Accrued reorganization fees.........................          9.4          6.9
Other accrued liabilities ..........................         37.8         39.1
                                                       -------------------------
                                                        $   111.2    $   129.2
================================================================================
OTHER LIABILITIES
Pension-underfunded plans ..........................    $   286.7    $   278.5
Other accrued liabilities ..........................         17.7         17.5
                                                       -------------------------
                                                        $   304.4    $   296.0
================================================================================

--------------------------------------------------------------------------------
6.   LIFE INSURANCE
--------------------------------------------------------------------------------

Grace is the beneficiary of life insurance policies on certain current and former employees with a net cash surrender value of $92.9 million and $90.8 million at March 31, 2004 and December 31, 2003, respectively. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years. The following table summarizes activity in these policies for the three months ended March 31, 2004 and 2003, and components of the net cash value at March 31, 2004 and December 31, 2003:

================================================================================
LIFE INSURANCE - ACTIVITY SUMMARY                       THREE MONTHS ENDED
(In millions)                                                MARCH 31,
================================================================================
                                                        2004            2003
                                                 -------------------------------
Earnings on policy assets.......................   $       9.1     $     11.8
Interest on policy loans........................          (7.6)          (8.7)
Premiums........................................            --             --
Policy loan repayments..........................           1.3            0.9
Net investing activity..........................          (0.7)           1.3
                                                 -------------------------------
Change in net cash value........................   $       2.1     $      5.3
================================================================================
Tax-free proceeds received......................   $       5.3     $      3.6
================================================================================
COMPONENTS OF                                         MARCH 31,     December 31,
  NET CASH VALUE                                        2004           2003
================================================================================
Gross cash value................................   $     482.4     $    478.5
Principal - policy loans........................        (373.9)        (365.3)
Accrued interest - policy loans.................         (15.6)         (22.4)
                                                 -------------------------------
Net cash value..................................   $      92.9     $     90.8
================================================================================
Insurance benefits in force.....................   $   2,208.5     $  2,213.1
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

--------------------------------------------------------------------------------
7.   DEBT
--------------------------------------------------------------------------------

================================================================================
COMPONENTS OF DEBT                                     MARCH 31,    December 31,
(In millions)                                            2004           2003
================================================================================
DEBT PAYABLE WITHIN ONE YEAR
DIP facility......................................   $        --    $        --
Other short-term borrowings.......................          15.9            6.8
                                                   -----------------------------
                                                     $      15.9    $       6.8
                                                   =============================
DEBT PAYABLE AFTER ONE YEAR
DIP facility .....................................   $        --    $        --

DEBT SUBJECT TO COMPROMISE
Bank borrowings...................................   $     500.0    $     500.0
Other borrowings..................................           3.5            3.7
Accrued interest..................................          51.7           49.0
                                                   -----------------------------
                                                     $     555.2    $     552.7
                                                   =============================
Annualized weighted average interest rates on
  total debt......................................          1.9%           2.1%
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

================================================================================
EARNINGS (LOSS) PER SHARE                                   THREE MONTHS ENDED
(In millions, except per share amounts)                         MARCH 31,
================================================================================
                                                              2004       2003
                                                           ---------------------
NUMERATORS
  Net income (loss).....................................    $   15.8   $   (2.3)
                                                           =====================
DENOMINATORS
  Weighted average common shares - basic calculation....        65.6       65.5
  Dilutive effect of employee stock options.............         0.2         --
                                                           ---------------------
  Weighted average common shares
    diluted calculation.................................        65.8       65.5
                                                           =====================

BASIC EARNINGS (LOSS) PER SHARE.........................    $   0.24   $  (0.04)
                                                           =====================
DILUTED EARNINGS (LOSS) PER SHARE.......................    $   0.24   $  (0.04)
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

--------------------------------------------------------------------------------
10.  COMPREHENSIVE (LOSS) INCOME
--------------------------------------------------------------------------------

Grace's other comprehensive (loss) income consists entirely of foreign currency translation adjustments. The table below presents the pre-tax, tax and after tax amounts of Grace's other comprehensive (loss) income for the three months ended March 31, 2004 and 2003:

================================================================================
                                                                       After
                                               Pre-tax       Tax        Tax
(In millions)                                   Amount     Benefit     Amount
================================================================================
THREE MONTHS ENDED:
  March 31, 2004..........................     $  (5.0)    $   --     $  (5.0)
  March 31, 2003..........................     $   9.4     $   --     $   9.4
================================================================================

The table below presents the components of Grace's accumulated other comprehensive loss at March 31, 2004 and December 31, 2003:

================================================================================
COMPONENTS OF ACCUMULATED                           (RESTATED)      (Restated)
OTHER COMPREHENSIVE LOSS                             MARCH 31,     December 31,
(In millions)                                          2004           2003
================================================================================
Foreign currency translation ..................    $    (29.5)     $    (24.5)
Minimum pension liability .....................        (265.4)         (265.4)
                                                 --------------- ---------------
Accumulated other comprehensive loss...........    $   (294.9)     $   (289.9)
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

The components of net periodic benefit cost for the three months ended March 31, 2004 and 2003 are as follows:

================================================================================
COMPONENTS OF NET PERIODIC BENEFIT COST               THREE MONTHS ENDED
(In millions)                                              MARCH 31,
================================================================================
                                                    2004               2003
                                           -------------------------------------
                                               U.S.     OTHER     U.S.     Other
                                           -------------------------------------
Service cost.............................  $    2.9  $   0.2   $   2.5   $ 0.2
Interest cost............................      13.9      1.7      14.0     2.2
Expected return on plan assets...........     (12.6)     --      (11.0)    --
Amortization of prior service cost.......       1.4     (3.2)      1.4    (3.2)
Amortization of unrecognized actuarial
  loss...................................       4.6      0.7       4.7     1.0
                                           -------------------------------------
NET PERIODIC BENEFIT COST................   $  10.2   $ (0.6)   $ 11.6   $ 0.2
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

================================================================================
                                                                  THREE MONTHS
BUSINESS SEGMENT DATA                                                ENDED
(In millions)                                                      MARCH 31,
================================================================================
                                                                 2004     2003
                                                              ------------------
NET SALES
  Davison Chemicals.........................................  $ 270.9  $  239.1
  Performance Chemicals.....................................    247.6     205.7
                                                              ------------------
TOTAL.......................................................  $ 518.5  $  444.8
                                                              ==================
PRE-TAX OPERATING INCOME
  Davison Chemicals.........................................  $  32.0  $   20.3
  Performance Chemicals.....................................     27.6      12.1
                                                              ------------------
TOTAL.......................................................  $  59.6   $  32.4
================================================================================

The table below presents information related to the geographic areas in which Grace operated for the three months ended March 31, 2004 and 2003.

================================================================================
                                                                  THREE MONTHS
GEOGRAPHIC AREA DATA                                                 ENDED
(In millions)                                                      MARCH 31,
================================================================================
                                                                 2004     2003
                                                              ------------------
NET SALES
  United States...........................................   $  202.3  $  188.6
  Canada and Puerto Rico..................................       22.9      15.6
  Europe, other than Germany..............................      165.2     134.7
  Germany.................................................       28.2      20.1
  Asia Pacific............................................       72.7      61.4
  Latin America...........................................       27.2      24.4
                                                              ------------------
TOTAL.....................................................    $ 518.5   $ 444.8
================================================================================

The pre-tax operating income for Grace's business segments for the three-month periods ended March 31, 2004 and 2003 is reconciled below to income before Chapter 11 expenses, income taxes, and minority interest presented in the accompanying Consolidated Statements of Operations.

================================================================================
RECONCILIATION OF BUSINESS SEGMENT DATA                          THREE MONTHS
  TO FINANCIAL STATEMENTS                                            ENDED
(In millions)                                                     MARCH 31,
================================================================================
                                                                2004      2003
                                                             -------------------
Pre-tax operating income - business segments...............   $  59.6   $ 32.4
Minority interest .........................................       0.5      0.2
Loss on sale of investments and disposals of assets........      (0.2)    (0.3)
Provision for environmental remediation ...................      --       (2.0)
Interest expense and related financing costs...............      (3.9)    (4.2)
Corporate costs............................................     (21.1)   (18.9)
Other, net.................................................      (3.2)    (3.5)
                                                             -------------------
Income before Chapter 11 expenses, income taxes, and
  minority interest .......................................   $  31.7   $  3.7
================================================================================

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

                                       W. R. GRACE & CO.
                                       -----------------------------------------
                                                        (Registrant)

Date:  August 9, 2004                  By /s/ Paul J. Norris
                                          --------------------------------------
                                          Paul J. Norris
                                          Chairman and
                                          Chief Executive Officer

Date:  August 9, 2004                  By /s/ Robert M. Tarola
                                          --------------------------------------
                                          Robert M. Tarola
                                          Senior Vice President and
                                          Chief Financial Officer
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