Form 10-Q
period 2004-06-30
W R GRACE & CO
filed 2004-08-09
CIK 1045309

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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


65,762,897 shares of Common Stock, $0.01 par value, were outstanding at July 31, 2004.


-------------------------------------------------------------------------------

                       W. R. GRACE & CO. AND SUBSIDIARIES

                                Table of Contents
                                -----------------

                                                                                                      Page No.
                                                                                                      --------
PART I.    FINANCIAL INFORMATION
------

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

                    Consolidated Statements of Cash Flows                                               I - 3

                    Consolidated Balance Sheets                                                         I - 4

                    Consolidated Statements of Shareholders' Equity (Deficit)                           I - 5

                    Consolidated Statements of Comprehensive Income (Loss)                              I - 5

                    Notes to Consolidated Financial Statements                                      I - 6 to I - 23

Item 2.             Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                         I - 24 to I - 35

Item 3.             Quantitative and Qualitative Disclosures About Market Risk                         I - 36

Item 4.             Controls and Procedures                                                            I - 36


PART II.   OTHER INFORMATION
-------

Item 1.             Legal Proceedings                                                                  II - 1

Item 6.             Exhibits and Reports on Form 8-K                                              II - 1 to II - 2

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of
Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of June 30, 2004, and the related consolidated statements of operations, of shareholders' equity (deficit), and of comprehensive income (loss) for each of the three-month and six-month periods ended June 30, 2004 and June 30, 2003, and the consolidated statements of cash flows for the six-month periods ended June 30, 2004 and June 30, 2003. These interim financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, of cash flows, of shareholders' equity (deficit) and of comprehensive income (loss) for the year then ended (not presented herein). Our report, which was modified as to a matter raising substantial doubt about the Company's ability to continue as a going concern, was dated January 27, 2004 (except for Note 1A of the financial statements referred to above). In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
McLean, Virginia
August 6, 2004

=======================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                      THREE MONTHS ENDED          SIX MONTHS ENDED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                            JUNE 30,                   JUNE 30,
=======================================================================================================================
In millions, except per share amounts                                 2004          2003           2004         2003
                                                                  -----------------------------------------------------
Net sales.....................................................      $  572.4      $ 503.4      $  1,090.9     $ 948.2
                                                                  -----------------------------------------------------
Cost of goods sold, exclusive of depreciation and
    amortization shown separately below.......................         357.6        329.7           689.3       626.4
Selling, general and administrative expenses, exclusive of
    net pension expense shown separately below................         112.2         94.7           214.4       186.4
Depreciation and amortization ................................          26.3         25.3            53.5        50.0
Research and development expenses ............................          13.0         14.2            25.7        28.3
Net pension expense ..........................................          14.9         13.2            27.2        26.7
Interest expense and related financing costs .................           3.9          4.1             7.8         8.3
Other expense (income) .......................................           4.6         (2.1)            1.4        (7.9)
Provision for environmental remediation ......................          --            0.5            --           2.5
                                                                  -----------------------------------------------------
                                                                       532.5        479.6         1,019.3       920.7
                                                                  -----------------------------------------------------
Income before Chapter 11 expenses, income taxes, and minority
    interest..................................................          39.9         23.8            71.6        27.5
Chapter 11 expenses, net .....................................          (3.0)        (6.8)           (7.5)       (9.5)
Provision for income taxes....................................         (13.0)       (10.2)          (23.9)      (13.3)
Minority interest in consolidated entities....................          (2.6)        (0.3)           (3.1)       (0.5)
                                                                  -----------------------------------------------------
    NET INCOME ...............................................      $   21.3      $   6.5      $     37.1     $   4.2
=======================================================================================================================
BASIC EARNINGS PER COMMON SHARE:
    Net income ...............................................      $   0.32      $  0.10      $     0.57     $  0.06

Average number of basic shares ...............................          65.6         65.5            65.6        65.5

DILUTED EARNINGS PER COMMON SHARE:
    Net income ...............................................      $   0.32      $  0.10      $     0.56     $  0.06

Average number of diluted shares..............................          65.8         65.6            65.8        65.6
=======================================================================================================================



















The Notes to Consolidated Financial Statements are an integral part of these statements.

=========================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                                 SIX MONTHS ENDED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                                      JUNE 30,
=========================================================================================================================
In millions                                                                                      2004          2003
                                                                                             ----------------------------
OPERATING ACTIVITIES
Income before Chapter 11 expenses, income taxes, and minority interest...................    $    71.6       $    27.5
Reconciliation to net cash provided by operating activities:
     Depreciation and amortization ......................................................         53.5            50.0
     Interest accrued on pre-petition debt subject to compromise.........................          5.4             5.8
     Loss on sales of investments and disposals of assets................................          0.3             0.9
     Provision for environmental remediation.............................................         --               2.5
     Income from life insurance policies, net............................................         (2.2)           (4.3)
     Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency translation:
         Working capital items...........................................................        (41.6)          (42.2)
         Payments to fund defined benefit pension arrangements...........................         (5.2)           (3.0)
         Payments under postretirement benefit programs..................................         (5.5)           (5.7)
         Expenditures for asbestos-related litigation ...................................         (3.8)           (5.8)
         Proceeds from asbestos-related insurance .......................................          5.4            10.2
         Expenditures for environmental remediation .....................................         (2.9)           (6.0)
         Expenditures for retained obligations of divested businesses ...................         (0.7)           (0.7)
         Pension expense and other non-cash items........................................         31.4            28.4
                                                                                             ----------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE INCOME TAXES AND CHAPTER 11 EXPENSES       105.7            57.6
Chapter 11 expenses paid, net ...........................................................         (6.1)          (10.2)
Income taxes paid, net of refunds .......................................................        (13.8)          (11.7)
                                                                                             ----------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................................         85.8            35.7
                                                                                             ----------------------------
INVESTING ACTIVITIES
Capital expenditures for property and equipment..........................................        (22.5)          (44.8)
Businesses acquired, net of cash acquired ...............................................         --              (2.2)
Investment in life insurance policies....................................................        (11.4)           (9.1)
Proceeds from life insurance policies....................................................         10.5             5.4
Proceeds from sales of investments and disposals of assets...............................          1.3             0.8
                                                                                             ----------------------------
     NET CASH USED FOR INVESTING ACTIVITIES .............................................        (22.1)          (49.9)
                                                                                             ----------------------------
FINANCING ACTIVITIES
Net change in loans secured by cash value of life insurance policies ....................         (2.7)           (1.4)
Borrowings under credit facilities, net of repayments....................................          6.3             4.7
Borrowings under debtor-in-possession facility, net of fees .............................         (1.0)           27.0
Proceeds from exercise of stock options..................................................          0.2            --
                                                                                             ----------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................................          2.8            30.3
                                                                                             ----------------------------
Effect of currency exchange rate changes on cash and cash equivalents ...................         (4.0)           18.2
                                                                                             ----------------------------
     INCREASE IN CASH AND CASH EQUIVALENTS ..............................................         62.5            34.3
Cash and cash equivalents, beginning of period ..........................................        309.2           283.6
                                                                                             ----------------------------
Cash and cash equivalents, end of period ................................................    $   371.7       $   317.9
=========================================================================================================================












The Notes to Consolidated Financial Statements are an integral part of these statements.

==========================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                           JUNE 30,          DECEMBER 31,
CONSOLIDATED BALANCE SHEETS (UNAUDITED)                                        2004               2003
==========================================================================================================
In millions, except par value and shares
ASSETS
CURRENT ASSETS
Cash and cash equivalents................................................  $     371.7     $     309.2
Accounts and other receivables, net......................................        400.8           347.5
Inventories..............................................................        224.3           214.6
Deferred income taxes....................................................         29.5            29.8
Other current assets.....................................................         22.6            27.8
                                                                           -------------------------------
     TOTAL CURRENT ASSETS ...............................................      1,048.9           928.9

Properties and equipment, net of accumulated depreciation and
     amortization of $1,242.2 (2003 - $1,216.9)..........................        621.7           656.6
Goodwill.................................................................         84.8            85.2
Cash value of life insurance policies, net of policy loans...............         96.6            90.8
Deferred income taxes....................................................        613.7           587.1
Asbestos-related insurance expected to be realized after one year........        264.0           269.4
Other assets.............................................................        257.3           256.2
                                                                           -------------------------------
     TOTAL ASSETS .......................................................  $   2,987.0     $   2,874.2
                                                                           ===============================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
Debt payable within one year.............................................  $      13.0     $       6.8
Accounts payable.........................................................        114.8           101.8
Income taxes payable.....................................................         25.3            16.6
Other current liabilities................................................        145.4           129.2
                                                                           -------------------------------
     TOTAL CURRENT LIABILITIES ..........................................        298.5           254.4

Deferred income taxes....................................................         34.3            35.3
Unfunded defined benefit pension liability...............................        315.6           278.5
Other liabilities........................................................         60.2            17.5
                                                                           -------------------------------
     TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.........................        708.6           585.7

LIABILITIES SUBJECT TO COMPROMISE - NOTE 2...............................      2,447.5         2,452.3
                                                                           -------------------------------
     TOTAL LIABILITIES...................................................      3,156.1         3,038.0
                                                                           -------------------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock issued, par value $0.01; 300,000,000 shares authorized;
     outstanding: 2004 - 65,730,213 (2003 - 65,558,510)..................          0.8             0.8
Paid-in capital..........................................................        430.5           432.1
Accumulated deficit......................................................       (133.8)         (170.9)
Treasury stock, at cost:  shares: 2004 - 11,249,547 (2003 - 11,421,250)..       (133.9)         (135.9)
Accumulated other comprehensive loss.....................................       (332.7)         (289.9)
                                                                           -------------------------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)................................       (169.1)         (163.8)
                                                                           -------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)................  $   2,987.0     $   2,874.2
==========================================================================================================




The Notes to Consolidated Financial Statements are an integral part of these statements.

=========================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
=========================================================================================================================
                                                                                                                TOTAL
                                                                                                            SHAREHOLDERS'
                                       Common Stock and    Accumulated    Treasury     Accumulated Other       EQUITY
In millions                            Paid-in Capital       Deficit       Stock       Comprehensive Loss    (DEFICIT)
-------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2004..............      $  432.4       $  (155.1)     $   (135.2)      $ (294.9)          $  (152.8)
Net income...........................          --              21.3            --             --                  21.3
Stock plan activity..................          (1.1)           --               1.3           --                   0.2
Other comprehensive (loss) income....          --              --              --            (37.8)              (37.8)
                                           ------------------------------------------------------------------------------
BALANCE, JUNE 30, 2004...............      $  431.3       $  (133.8)     $   (133.9)      $ (332.7)          $  (169.1)
-------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003...........      $  432.9       $  (170.9)     $   (135.9)      $ (289.9)          $  (163.8)
Net income...........................          --              37.1            --             --                  37.1
Stock plan activity..................          (1.6)           --               2.0           --                   0.4
Other comprehensive (loss) income....          --              --              --            (42.8)              (42.8)
                                           ------------------------------------------------------------------------------
BALANCE, JUNE 30, 2004...............      $  431.3       $  (133.8)     $   (133.9)      $ (332.7)          $  (169.1)
=========================================================================================================================


=========================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                        THREE MONTHS ENDED            SIX MONTHS ENDED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)             JUNE 30,                     JUNE 30,
=========================================================================================================================
In millions                                                              2004           2003          2004         2003
                                                                      ---------------------------------------------------
NET INCOME........................................................    $    21.3     $     6.5      $   37.1      $   4.2
                                                                      ---------------------------------------------------
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments..........................         (2.5)         40.0          (7.5)        49.4
Minimum pension liability adjustments, net of income taxes........        (35.3)          --          (35.3)         --
                                                                      ---------------------------------------------------
Total other comprehensive (loss) income...........................        (37.8)         40.0         (42.8)        49.4
                                                                      ---------------------------------------------------
COMPREHENSIVE (LOSS) INCOME ......................................    $   (16.5)    $    46.5      $   (5.7)     $  53.6
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

W. R. GRACE & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES
--------------------------------------------------------------------------------

W. R. Grace & Co., through its subsidiaries, is engaged in specialty chemicals and specialty materials businesses on a worldwide basis through two business segments: "Davison Chemicals," which includes two product groups - refining technologies and specialty materials; and "Performance Chemicals," which includes three product groups - specialty construction chemicals, building materials, and sealants and coatings.

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

During 2000 and the first quarter of 2001, Grace experienced several adverse developments in its asbestos-related litigation, including: a significant increase in bodily injury claims, higher than expected costs to resolve bodily injury and certain property damage claims, and class action lawsuits alleging damages from a former attic insulation product. (These claims are discussed in more detail in Note 3 to the Consolidated Financial Statements.) After a thorough review of these developments, the Board of Directors of Grace concluded on April 2, 2001 that a federal court-supervised Chapter 11 process provided the best forum available to achieve predictability and fairness in the claims settlement process. Under Chapter 11, the Debtors have continued to operate their businesses as debtors-in-possession under court protection from their creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the asbestos-related claims against them. Since the Filing, all motions necessary to conduct normal business activities have been approved by the Bankruptcy Court.

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

Status of Chapter 11 Proceedings - As a consequence of the Filing, pending litigation against the Debtors for pre-petition matters is generally stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to realize its pre-petition claims except pursuant to an order of the Bankruptcy Court.

As provided by the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization for a 120-day period following the Filing Date. The Debtors have received extensions of their exclusivity period through November 24, 2004, and extensions of the Debtors' exclusive right to solicit acceptances of a plan of reorganization through January 24, 2005. In connection with this most recent extension, the Debtors are required to file a proposed plan of reorganization by October 14, 2004. (See "Plan of Reorganization" for more information.)

Three creditors' committees, two representing asbestos claimants and the third representing other unsecured creditors, and a committee representing shareholders have been appointed in the Chapter 11 Cases. These committees, and a legal representative of future asbestos claimants (appointed in May 2004), have the right to be heard on all matters that come before the Bankruptcy Court and are likely to play important roles in the Chapter 11 Cases. The Debtors are required to bear certain costs and expenses of the committees and of the future asbestos claimants' representative, including those of their counsel and financial advisors.

The Debtors' Chapter 11 cases had been assigned to Judge Alfred M. Wolin, a senior federal judge who sat in Newark, New Jersey. Judge Wolin was presiding over asbestos bodily injury matters and the fraudulent conveyance litigation described below. He assigned the Debtors' other bankruptcy matters to Judge Judith Fitzgerald, a U.S. bankruptcy judge from the Western District of Pennsylvania, sitting in Wilmington, Delaware. On May 17, 2004, a federal appeals court recused Judge Wolin and on May 27, 2004, Judge Ronald L. Buckwalter, a District Court Judge from the Eastern District of Pennsylvania, was assigned to the Chapter 11 Cases.

Claims Filings - The Bankruptcy Court established a bar date of March 31, 2003 for claims of general unsecured creditors, asbestos-related property damage claims and medical monitoring claims related to asbestos. The bar date did not apply to asbestos-related bodily injury claims or claims related to Zonolite attic insulation ("ZAI"), which will be dealt with separately.

Approximately 15,000 proofs of claim were filed by the bar date. Of these claims, approximately 10,000 were non-asbestos related, approximately 4,000 were for asbestos-related property damage, and approximately 1,000 were for medical monitoring. In addition, approximately 500 proofs of claim were filed after the bar date.

Approximately 7,000 of the 10,000 non-asbestos related claims involve claims by employees or former employees for future retirement benefits such as pension and retiree medical coverage. Grace views most of these claims as contingent and does not plan to address them until a later date in the Chapter 11 proceeding. The other non-asbestos related claims include claims for payment for goods and services; taxes; product warranties; principal plus interest under pre-petition credit facilities; amounts due under leases; leases and other executory contracts rejected in the Bankruptcy Court; environmental remediation; indemnification or contribution from actual or potential co-defendants in asbestos-related and other litigation; pending non-asbestos-related litigation; and non-asbestos-related personal injury.

The Debtors' analysis indicates that many claims are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of June 30, 2004, the Debtors had filed with the Bankruptcy Court objections to approximately 1,400 claims, most objections of which were non-substantive (duplicates, no supporting documentation, late filed claims, etc.). The Debtors expect to file objections to a substantial number of additional claims, most objections of which will be substantive, as analysis and evaluation of the claims progresses. However, based on its initial claims analysis and other available information, Grace increased its estimated liability for asbestos-related litigation and environmental remediation as discussed in Notes 3 and 12. No other changes to Filing Date liabilities are deemed warranted at this time.

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

Grace believes that its recorded liabilities represent a reasonable estimate of the ultimate allowable amount for claims that are not in dispute or have been submitted with sufficient information to both evaluate merit and estimate the cost of the claim. However, because of the uncertainties of the Chapter 11 and litigation process, the in-progress state of Grace's efforts to resolve disputed claims, and the lack of documentation in support of many claims, such recorded liabilities may prove to be insufficient to satisfy all of such claims. As claims are resolved, or where better information becomes available and is evaluated, Grace will make adjustments to the liabilities recorded on its financial statements as appropriate. Any such adjustments could be material to its consolidated financial position and results of operations.

Litigation Proceedings in Bankruptcy Court - In July 2002, the Bankruptcy Court approved special counsel to represent, at the Debtors' expense, the ZAI claimants in a proceeding to determine certain threshold scientific issues regarding ZAI. The Bankruptcy Court has established October 18 and 19, 2004 as the dates for oral arguments of pending motions. (See Note 3 for background information.)

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

On November 29, 2002, Sealed Air and Fresenius each announced that they had reached agreements in principle with such Committees to settle asbestos and fraudulent conveyance claims related to such transactions. Under the terms of the Fresenius settlement, as subsequently revised and subject to certain conditions, Fresenius would contribute $115.0 million to the Debtors' estate as directed by the Bankruptcy Court upon confirmation of the Debtors' plan of reorganization, subject to the fulfillment of specified conditions. In July 2003, the Fresenius settlement was approved by the Bankruptcy Court. Under the terms of the proposed Sealed Air settlement, Sealed Air would make a payment of $512.5 million (plus interest at 5.5% per annum, commencing on December 21, 2002) and nine million shares of Sealed Air common stock (valued at $479.4 million as of June 30, 2004), as directed by the Bankruptcy Court upon confirmation of the Debtors' plan of reorganization. The Sealed Air settlement has not been agreed to by the Debtors and remains subject to the approval of the Bankruptcy Court and the fulfillment of specified conditions. The Debtors are unable to predict how these settlements may ultimately affect their plan of reorganization.

Plan of Reorganization - As noted under "Status of Chapter 11 Proceedings," the Debtors' are required to submit a proposed plan of reorganization (the "Plan") by October 14, 2004. In the Plan, the Debtors will propose how to resolve their pre-petition liabilities and contingencies, including undisputed trade-related, employee-related and financing-related claims, as well as liabilities associated with asbestos-related litigation, environmental remediation, tax matters and other claims filed with the Bankruptcy Court that the Debtors may dispute.

One of the most important issues to be addressed and resolved in the proposed Plan is the determination of the amounts payable in respect of the Debtors' asbestos-related bodily injury liabilities. Grace has asserted that, in order to receive compensation, claimants must be able to demonstrate that health impairment exists and that it was caused by exposure to Grace products. Shortly after the Filing Date, the Debtors proposed a case management order under which the Bankruptcy Court would adjudicate key common issues involved in determining the Debtors' liability for bodily injury claims. This proposal remains pending before the Bankruptcy Court. Since the Debtors are required to submit a proposed Plan in October, the Debtors are developing an alternative proposal for addressing bodily injury claims that would expedite confirmation of a Plan by establishing a trust through which such liabilities would be resolved, either through settlement or through post-confirmation litigation. The proposed Plan would require a determination of the size of the trust necessary to satisfy compensable present and future claims. The Debtors' are in the process of estimating the resolution cost of bodily injury claims for purposes of this alternative proposal and such estimate, once finalized, may be materially different from the currently recorded liability.

In the proposed Plan, the Debtors are likely to make use of Section 524(g) of the Bankruptcy Code to create and fund the trust to satisfy all current and future asbestos-related claims, including bodily injury, property damage and ZAI claims. If a Plan is confirmed under Section 524(g), the Bankruptcy Court would issue a permanent injunction barring the assertion of present and future asbestos-related claims against the Debtors, their affiliates and other related parties, and channeling such claims to the trust for resolution. In addition, Grace may be required to issue to the trust (either immediately or upon the occurrence of specified contingencies) a majority of the shares of its common stock (or other voting securities).

Further, if the terms and conditions set forth in the settlement agreements with Sealed Air and Fresenius are satisfied, which include the establishment of a
Section 524(g) trust, then the amounts to be paid by Sealed Air and Fresenius would be available to the Debtors' estate or the Section 524(g) trust to fund the Debtors' liabilities.

Recently, federal legislation has been proposed to address asbestos-related bodily injury litigation. Such legislation could substantially change the type of Plan that the Debtors ultimately propose. Because the passage of any such legislation is speculative at this time, the Debtors proposed Plan will assume that no legislation is passed during the confirmation process that would resolve or otherwise determine the amount of the Debtors' asbestos-related bodily injury liabilities. Furthermore, the proposed legislation is unlikely to apply to the Debtors' asbestos-related property damage or ZAI claims, which the Debtors still would expect to resolve through the Chapter 11 process.

The Chapter 11 proceedings, including the proposed Plan due in October or any revised Plan, could result in allowable claims that differ materially from recorded amounts or amounts in the proposed Plan. Grace will continue to adjust its estimates of allowable claims as facts come to light during the Chapter 11 process that justify a change, and as Chapter 11 proceedings establish the amount of Grace's pre-petition liabilities.

Impact on Debt Capital - All of the Debtors' pre-petition debt is in default due to the Filing. The accompanying Consolidated Balance Sheet as of June 30, 2004 reflects the classification of the Debtors' pre-petition debt within "liabilities subject to compromise."

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

Pursuant to SOP 90-7, Grace's pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of June 30, 2004, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation, and other claims). The recorded amounts of such liabilities generally reflect accounting measurements as of the Filing Date, adjusted as warranted for changes in facts and circumstances, new information obtained in the claims review process, and/or rulings under Grace's Chapter 11 proceedings subsequent to the Filing. (See Note 2 to the Consolidated Financial Statements for detail of the liabilities subject to compromise.) Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

BASIS OF PRESENTATION: The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company's 2003 Annual Report on Form 10-K. Such interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. Potential accounting adjustments discovered during normal reporting and accounting processes are evaluated on the basis of materiality, both individually and in the aggregate, and are recorded in the accounting period discovered, unless a restatement of a prior period is necessary. All significant intercompany accounts and transactions have been eliminated.

The results of operations for the six-month interim period ended June 30, 2004 are not necessarily indicative of the results of operations that may be realized for the year ending December 31, 2004.

RECLASSIFICATIONS: Certain amounts in prior years' Consolidated Financial Statements have been reclassified to conform to the 2004 presentation.

FINANCIAL INSTRUMENTS: Grace periodically enters into foreign exchange forward contracts to manage exposure to fluctuations in foreign currency exchange rates. Such instruments are viewed as risk management tools by Grace and are not used for trading or speculative purposes. All such instruments are recorded on the balance sheet at fair value with any gain or loss recognized in earnings. (See Note 5.)

EFFECT OF NEW ACCOUNTING STANDARDS: In December 2003, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to require additional disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit plans and other postretirement plans. Grace adopted the provisions of SFAS No. 132 in December 2003. (See Note 13.)

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


STOCK INCENTIVE PLANS: SFAS No. 123 permits the Company to follow the measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and not recognize compensation expense for options issued under its stock-based incentive plans. Had compensation cost for the Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the fair value methodology prescribed by SFAS No. 123, the Company's net income and related earnings per share for the three-month and six-month periods ended June 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated below:

================================================================================
PRO FORMA EARNINGS
  UNDER SFAS NO. 123                           THREE MONTHS     SIX MONTHS
(In millions, except                              ENDED            ENDED
per share amounts)                               JUNE 30,         JUNE 30,
================================================================================
                                             2004     2003     2004      2003
                                          --------------------------------------
Net income, as reported .................   $ 21.3   $ 6.5    $ 37.1    $  4.2
Deduct:
Total stock-based employee compensation
  expense determined under fair value
  based method for all awards, net of
  related tax effects ...................     --      (0.3)     (0.1)     (0.7)
                                          --------------------------------------
Pro forma net income  (1) ...............   $ 21.3   $ 6.2    $ 37.0    $  3.5
                                          ======================================
Basic earnings per share:
As reported .............................   $ 0.32   $0.10    $ 0.57    $ 0.06
Pro forma net income (1) ................   $ 0.32   $0.09    $ 0.56    $ 0.05
Diluted earnings per share:
As reported .............................   $ 0.32   $0.10    $ 0.56    $ 0.06
Pro forma net income (1) ................   $ 0.32   $0.09    $ 0.56    $ 0.05
================================================================================

(1) Due to Grace's Chapter 11 Filing, these pro forma amounts may not be indicative of future income and earnings per share.

To determine compensation cost under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. There were no option grants in the first half of 2004 and the year ended 2003.

USE OF ESTIMATES: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities reported at the date of the Consolidated Financial Statements, and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates. Changes in estimates are recorded in the period identified. Grace's accounting measurements that are most affected by management's estimates of future events are:

o Contingent liabilities such as asbestos-related matters (see Note 3), environmental remediation (see Note 12), income taxes (see Note 12), and retained obligations of divested businesses.

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


Components of liabilities subject to compromise are as follows:

========================================================================
(In millions)                                  JUNE 30,    DECEMBER 31,
(Unaudited)                                     2004           2003
========================================================================
Debt, pre-petition plus  accrued interest .   $   557.2   $   552.7
Asbestos-related liability ................       988.4       992.3
Income taxes ..............................       224.9       217.9
Environmental remediation .................       329.5       332.4
Postretirement benefits other than pension.       127.7       134.3
Unfunded special pension arrangements .....        70.4        69.5
Retained obligations of divested businesses        56.4        57.0
Accounts payable ..........................        31.4        31.9
Other accrued liabilities .................        61.6        64.3
                                              --------------------------
TOTAL LIABILITIES SUBJECT TO COMPROMISE ...   $ 2,447.5   $ 2,452.3
========================================================================


Set forth below is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through June 30, 2004.

=============================================================

(In millions)                                   Cumulative
(Unaudited)                                    Since Filing
=============================================================
Balance, Filing Date.........................   $  2,366.0
Cash disbursements and/or reclassifications
  under Bankruptcy Court orders:
      Freight and distribution order.........         (5.7)
      Trade accounts payable order...........         (9.1)
      Other court orders including employee
         wages and benefits, sales and use
         tax, and customer programs..........       (206.8)
Expense/(income) items:
   Interest on pre-petition debt.............         52.1
   Employee-related accruals.................         12.5
   Change in estimate of asbestos-related
     property damage contingencies...........         30.0
   Change in estimate of environmental
     contingencies...........................        219.0
   Change in estimate of income tax
     contingencies...........................         15.2
   Balance sheet reclassifications...........        (25.7)
                                                -------------
Balance, end of period.......................   $  2,447.5
=============================================================

Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

The Debtors' Chapter 11 expenses for the three-month and six-month periods ended June 30, 2004 and 2003 consist of:

=======================================================================
                                 THREE MONTHS
                                    ENDED            SIX MONTHS ENDED
(In millions)                      JUNE 30,              JUNE 30,
=======================================================================
                               2004       2003       2004       2003
                              -----------------------------------------
Legal and financial
  advisory fees ........      $  3.3     $  6.9     $  8.1     $  9.7
Interest income ........        (0.3)      (0.1)      (0.6)      (0.2)
                              -----------------------------------------
Chapter 11 expenses, net      $  3.0     $  6.8     $  7.5     $  9.5
=======================================================================

Pursuant to SOP 90-7, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.

Condensed financial information of the Debtors is presented below:

===============================================================
W. R. GRACE & CO. - CHAPTER 11
  FILING ENTITIES
  DEBTOR-IN-POSSESSION STATEMENTS
  OF OPERATIONS                           SIX MONTHS ENDED
(In millions) (Unaudited)                     JUNE 30,
==============================================================
                                        2004         2003
                                    --------------------------
Net sales, including intercompany      $ 565.2      $ 478.1
                                    --------------------------
Cost of goods sold, including
   intercompany, exclusive of
   depreciation and amortization
   shown separately below.......         400.0        330.5
Selling, general and
   administrative expenses,
   exclusive of net pension
   expense shown separately below        129.6        113.0
Research and development
    expenses....................          17.4         21.7
Depreciation and amortization...          28.4         31.4
Net pension expense.............          24.7         24.3
Interest expense and related
   financing costs..............           7.5          8.2
Other income....................          (9.7)       (30.8)
Provision for environmental
  remediation...................            --          2.5
                                    --------------------------
                                         597.9        500.8
                                    --------------------------
Loss before Chapter 11 expenses,
   income taxes, and equity in
   net income of non-filing
   entities.....................         (32.7)       (22.7)
Chapter 11 expenses, net........          (7.5)        (9.5)
Provision for income taxes......          (2.9)        (0.1)
                                    --------------------------
Loss before equity in net income
  of non-filing entities........         (43.1)       (32.3)
Equity in net income of
  non-filing entities...........          80.2         36.5
                                    --------------------------
NET INCOME .....................       $  37.1      $   4.2
==============================================================


===============================================================
W. R. GRACE & CO. - CHAPTER 11 FILING
   ENTITIES DEBTOR-IN-POSSESSION
   CONDENSED STATEMENTS OF CASH FLOWS      SIX MONTHS ENDED
(In millions) (Unaudited)                      JUNE 30,
===============================================================
                                          2004        2003
                                       ------------------------
OPERATING ACTIVITIES
Loss before Chapter 11 expenses,
  income taxes, and equity in net
  income of non-filing entities.....   $  (32.7)   $  (22.7)
Reconciliation to net cash provided
  by (used for) operating activities:
   Non-cash items, net..............       31.3        34.5
   Contributions to defined
     benefit pension plans..........       (2.2)       (2.1)
   Changes in other assets and
     liabilities, excluding the
     effect of businesses
     acquired/divested..............      (12.0)      (17.6)
                                       ------------------------
NET CASH USED FOR OPERATING ACTIVITIES    (15.6)       (7.9)

NET CASH PROVIDED BY (USED FOR)
   INVESTING ACTIVITIES.............      101.0 (1)   (35.5)


NET CASH (USED FOR) PROVIDED BY
   FINANCING ACTIVITIES.............       (3.7)       25.6
                                       ------------------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS.................       81.7       (17.8)
Cash and cash equivalents, beginning
   of period........................      120.5        56.8
                                       ------------------------
Cash and cash equivalents, end of
   period...........................   $  202.2    $   39.0
===============================================================

(1) Includes $84.4 million of principal payments on a loan from the Debtors to a Grace subsidiary in Germany. (See Note 5.)

===============================================================
W. R. GRACE & CO. -
   CHAPTER 11 FILING ENTITIES
   DEBTOR-IN-POSSESSION
   BALANCE SHEETS                       JUNE 30,   DECEMBER 31,
(In millions) (Unaudited)                 2004       2003
===============================================================
ASSETS
CURRENT ASSETS
Cash and cash equivalents ....         $  202.2    $  120.5
Accounts and other
   receivables, net ..........            125.6       105.6
Receivables from non-filing
   entities, net..............             43.4        46.2
Inventories...................             78.6        81.2
Other current assets..........             42.0        47.9
                                 --------------------------
TOTAL CURRENT ASSETS..........            491.8       401.4

Properties and equipment, net.            366.8       383.9
Cash value of life insurance
   policies, net of policy
   loans......................             96.6        90.8
Deferred income taxes ........            613.3       587.9
Asbestos-related insurance
   expected to be realized
   after one year.............            264.0       269.4
Loans receivable from
   non-filing entities, net...            357.1       448.0
Investment in non-filing
entities......................            386.6       303.6
Other assets..................             96.5        92.7
                                 ----------------------------
TOTAL ASSETS..................         $2,672.7    $2,577.7
===============================================================

============================================================
                                 JUNE 30,     DECEMBER 31,
(In millions) (Unaudited)          2004           2003
============================================================
LIABILITIES AND
SHAREHOLDERS' EQUITY
(DEFICIT)
LIABILITIES NOT SUBJECT TO
  COMPROMISE
Current liabilities........    $   123.4       $    98.0
Other liabilities..........        270.9           191.2
                              ------------------------------
TOTAL LIABILITIES NOT
  SUBJECT TO COMPROMISE....        394.3           289.2

LIABILITIES SUBJECT TO
  COMPROMISE...............      2,447.5         2,452.3
                              ------------------------------
TOTAL LIABILITIES..........      2,841.8         2,741.5

SHAREHOLDERS' EQUITY
  (DEFICIT) ...............       (169.1)         (163.8)
                              ------------------------------
TOTAL LIABILITIES AND
  SHAREHOLDERS'
  EQUITY (DEFICIT) ........    $ 2,672.7       $ 2,577.7
============================================================

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


--------------------------------------------------------------------------------
3.  ASBESTOS-RELATED LITIGATION
--------------------------------------------------------------------------------

Grace is a defendant in property damage and bodily injury lawsuits relating to previously sold asbestos-containing products. As of the Filing Date, Grace was a defendant in 65,656 asbestos-related lawsuits, 17 involving claims for property damage (one of which has since been dismissed), and the remainder involving 129,191 claims for bodily injury. Due to the Filing, holders of asbestos-related claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. Additional asbestos-related claims will be subject to the Chapter 11 process established by the Bankruptcy Court. Separate creditors' committees representing the interests of property damage and bodily injury claimants, and a legal representative of future bodily injury claimants, have been appointed in the Chapter 11 Cases. Grace's obligations with respect to present and future claims will be determined through the Chapter 11 process.


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

Approximately 4,000 additional property damage claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. Such claims were reviewed in detail by Grace, categorized into claims with sufficient information to be evaluated or claims that require additional information and, where sufficient information existed, the cost of resolution was estimated.

(Approximately 170 claims contained insufficient information to permit an evaluation.) As a result of such review, and after considering the factors described above, Grace recorded a $30.0 million liability in the fourth quarter of 2003 as its estimated cost of resolving such additional claims.

The ZAI cases were filed as class action lawsuits in 2000 and 2001 on behalf of owners of homes containing ZAI. These cases seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. The plaintiffs assert that this product is in millions of homes throughout the U.S. and that the cost of removal could be several thousand dollars per home. As a result of the Filing, these cases have been transferred to the Bankruptcy Court. Based on Grace's investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that the product was and continues to be safe for its intended purpose and poses little or no threat to human health. In July 2002, the Bankruptcy Court approved special counsel to represent, at the Debtors' expense, the ZAI claimants in a proceeding to determine certain threshold scientific issues regarding ZAI. The parties have completed discovery with respect to these threshold issues and have filed motions asking the Bankruptcy Court to resolve a number of important legal and factual issues regarding the ZAI claims. The Bankruptcy Court has established October 18 and 19, 2004 as the dates for oral arguments of pending motions.


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


ASBESTOS-RELATED LIABILITY

The total asbestos-related liability balances as of June 30, 2004 and December 31, 2003 were $988.4 million and $992.3 million, respectively. The decrease in the liability is due to the payment of ongoing post-Filing administrative costs relating to claims management and defense costs permitted by the Bankruptcy Court. The recorded liability is included in "liabilities subject to compromise."

The liability covers indemnity and defense costs for pending and projected future bodily injury claims as of the Filing Date, and pending property damage claims for which sufficient information was available to evaluate and estimate probable resolution costs, including the new property damage claims submitted prior to the March 31, 2003 bar date. Since the Filing, Grace is aware that bodily injury claims have been filed against co-defendant companies at higher than historical rates, and that the cost incurred by such companies to resolve asbestos-related cancer claims has increased. Grace believes that had it not filed for Chapter 11 reorganization, it likely would have received thousands more claims than it had previously projected, and that the cost to resolve asbestos-related cancer claims would have been higher than projected. Grace is in the process of reevaluating its asbestos-related liability as part of its efforts to prepare a plan of reorganization. It will adjust its recorded liability based on this reevaluation and any developments in the Chapter 11 Cases. Accordingly, the actual amount of Grace's asbestos-related liability could differ materially from the recorded liability.

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

The asbestos-related insurance asset represents amounts expected to be received from carriers under settlement agreements for defense and disposition costs to be paid by Grace. Such estimated insurance reimbursements are based on the recorded amount of the asbestos-related liability and are only collectible as liabilities are satisfied. In the event that Grace's ultimate asbestos-related liability is determined to exceed recorded amounts, insurance exists to cover a portion of such incremental liability, but generally in a lower proportion than the currently recorded insurance receivable bears to the currently recorded liability.


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

On August 2, 2004, Grace acquired the stock of Alltech International Holdings, Inc., a global manufacturer and supplier of chromatography products, with 2003 annual sales of approximately $46 million. This acquisition will be integrated into the Davison Chemicals specialty materials product group.


--------------------------------------------------------------------------------
5.  OTHER EXPENSE (INCOME)
--------------------------------------------------------------------------------

Components of other expense (income) are as follows:

================================================================================
OTHER EXPENSE                              THREE MONTHS           SIX MONTHS
(INCOME)                                       ENDED                 ENDED
(In millions)                                 JUNE 30,              JUNE 30,
================================================================================
                                          2004      2003       2004        2003
                                         ---------------------------------------
Investment income ...................... $ (0.7)   $ (1.2)    $ (2.2)    $ (4.3)
Interest income ........................   (1.4)     (1.3)      (2.3)      (2.5)
Net loss on sale of investments and
   disposals of assets .................    0.1       0.6        0.3        0.9
Tolling revenue ........................   (0.2)     (0.2)      (0.5)      (0.7)
Translation effects - intercompany loan    (0.5)      --         1.1        --
Value of currency hedges ...............    9.3       --         9.3        --
Foreign currency transaction effects ...   (0.4)      2.0       (0.6)       3.3
Other miscellaneous  income ............   (1.6)     (2.0)      (3.7)      (4.6)
                                         ---------------------------------------
Total other expense (income)............ $  4.6    $ (2.1)    $  1.4     $ (7.9)
================================================================================

In March 2004, Grace began accounting for currency fluctuations on a (euro)293 million intercompany loan between Grace's subsidiaries in the United States and Germany as a component of operating results instead of as a component of other comprehensive income. The change was prompted by new tax laws in Germany and Grace's cash flow planning for its Chapter 11 reorganization, which indicated that it is no longer reasonable to consider this loan as part of the permanent capital structure in Germany. The effect of the change in exchange rates related to this loan for the three months and six months ended June 30, 2004 was $0.5 million favorable and $1.1 million unfavorable, respectively.

In May 2004, Grace entered into a series of foreign currency hedge agreements to mitigate future operating statement fluctuations on the remaining loan balance. These hedge agreements have varying rates that coincide with loan repayments due periodically through June 2005. In 2004, (euro)70 million of loan principal was repaid. For the six months ended June 2004, a $9.3 million hedge loss was recognized, in addition to a $1.1 million foreign currency loss, and reported in other expense (income).

--------------------------------------------------------------------------------
6.  OTHER BALANCE SHEET ACCOUNTS
--------------------------------------------------------------------------------

=====================================================================================
                                                                JUNE 30,  DECEMBER 31,
(In millions)                                                    2004        2003
=====================================================================================
ACCOUNTS AND OTHER RECEIVABLES, NET
Trade receivables, less allowance of $4.7 (2003 - $4.6) .....  $ 384.3      $ 331.5
Other receivables, less allowances of $1.7 (2003 - $1.7) ....     16.5         16.0
                                                              -----------------------
                                                               $ 400.8      $ 347.5
=====================================================================================
INVENTORIES
Raw materials ...............................................  $  54.3      $  53.5
In process ..................................................     36.2         35.8
Finished products ...........................................    140.8        134.0
General merchandise .........................................     29.6         29.4
Less:  Adjustment of certain inventories to a
  last-in/first-out (LIFO) basis ............................    (36.6)       (38.1)
                                                              -----------------------
                                                               $ 224.3      $ 214.6
=====================================================================================
OTHER ASSETS
Deferred pension costs ......................................  $ 119.3      $ 115.9
Deferred charges ............................................     46.7         45.7
Long-term receivables, less  allowances of $0.7 (2003 - $0.7)      9.0          9.2
Patents, licenses and other intangible assets, net ..........     61.2         65.1
Pension-unamortized prior service cost ......................     20.7         19.8
Investments in unconsolidated affiliates and other ..........      0.4          0.5
                                                              -----------------------
                                                               $ 257.3      $ 256.2
=====================================================================================
OTHER CURRENT LIABILITIES
Accrued compensation ........................................  $  46.0      $  48.5
Deferred tax liability ......................................      0.3          0.5
Customer volume rebates .....................................     19.6         28.1
Accrued commissions .........................................      8.1          9.8
Accrued reorganization fees .................................      8.2          6.9
Other accrued liabilities ...................................     63.2         35.4
                                                              -----------------------
                                                               $ 145.4      $ 129.2
=====================================================================================


--------------------------------------------------------------------------------
7.  LIFE INSURANCE
--------------------------------------------------------------------------------

Grace is the beneficiary of life insurance policies on certain current and former employees with a net cash surrender value of $96.6 million and $90.8 million at June 30, 2004 and December 31, 2003, respectively. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years.


The following table summarizes activity in these policies for the six months ended June 30, 2004 and 2003, and components of the net cash value at June 30, 2004 and December 31, 2003:

=============================================================
LIFE INSURANCE -
   ACTIVITY SUMMARY                  SIX MONTHS ENDED
(In millions)                            JUNE 30,
=============================================================
                                       2004          2003
                                   --------------------------
Earnings on policy assets .......  $   17.2    $      21.3
Interest on policy loans ........     (15.0)         (17.0)
Premiums ........................       --            --
Policy loan repayments ..........       2.7            1.4
Net investing activity ..........       0.9            3.7
                                   --------------------------
Change in net cash value ........  $    5.8    $       9.4
=============================================================
Tax-free proceeds received ......  $   10.5    $       5.4
=============================================================
COMPONENTS OF                     JUNE 30,     December 31,
  NET CASH VALUE                    2004           2003
=============================================================
Gross cash value .............     $  471.7    $  478.5
Principal - policy loans .....       (368.2)     (365.3)
Accrued interest - policy
  loans ......................         (6.9)      (22.4)
                                   --------------------------
Net cash value ...............     $   96.6    $   90.8
=============================================================
Insurance benefits in force ..     $2,192.9    $2,213.1
=============================================================

Grace's financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities. As discussed in Note 12, Grace has reached a tentative agreement with the Internal Revenue Service (the "IRS") to settle tax contingencies with respect to certain of these life insurance policies and, as part of that agreement, to terminate such policies. If termination had occurred with respect to such policies as of June 30, 2004, Grace would have received approximately $22 million in net cash value (gross cash value would have been reduced by approximately $374 million and policy loans of approximately $352 million would have been satisfied). In addition, Grace's insurance benefits in force would have been reduced by approximately $2,004 million to approximately $189 million.

--------------------------------------------------------------------------------
8.  DEBT
--------------------------------------------------------------------------------

===========================================================
COMPONENTS OF DEBT                 JUNE 30,    DECEMBER 31,
(In millions)                       2004         2003
===========================================================

DEBT PAYABLE WITHIN ONE YEAR
DIP facility..................    $   --        $   --
Other short-term borrowings ..        13.0           6.8
                                 --------------------------
                                  $   13.0      $    6.8
                                 ==========================
DEBT PAYABLE AFTER ONE YEAR
DIP facility .................    $   --        $   --

DEBT SUBJECT TO COMPROMISE
Bank borrowings...............    $  500.0      $  500.0
Other borrowings..............         2.8           3.7
Accrued interest..............        54.4          49.0
                                 --------------------------
                                  $  557.2      $  552.7
                                 ==========================
Annualized weighted average
  interest rates on total debt         2.0%          2.1%
===========================================================

In April 2001, the Debtors entered into the DIP facility for a two-year term in the aggregate amount of $250 million. The DIP facility is secured by a priority lien on substantially all assets of the Debtors, and bears interest based on LIBOR. The Debtors have extended the term of the DIP facility through April 1, 2006. Grace had no outstanding borrowings under the DIP facility as of June 30, 2004; however, $26.3 million of standby letters of credit were issued and outstanding under the facility. The letters of credit, which reduce available funds under the facility, were issued mainly for trade-related matters such as performance bonds, and certain insurance and environmental matters. (See Note 12 for additional information on Grace's financial assurances.)


--------------------------------------------------------------------------------
9.  SHAREHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

The Company is authorized to issue 300,000,000 shares of common stock. Of the common stock unissued on June 30, 2004, approximately 8,716,666 shares were reserved for issuance pursuant to stock option and other stock incentive plans. In the first six months of 2004 and the year ended December 31, 2003, Grace did not grant any stock options.

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

=============================================================================================
EARNINGS
 PER SHARE                                                THREE MONTHS        SIX MONTHS
(In millions, except per                                      ENDED             ENDED
share amounts)                                               JUNE 30,          JUNE 30,
=============================================================================================
                                                          2004     2003     2004      2003
NUMERATORS
  Net income .........................................   $ 21.3   $  6.5   $ 37.1    $  4.2
                                                        =====================================
DENOMINATORS
  Weighted average common shares - basic calculation .     65.6     65.5     65.6      65.5
  Dilutive effect of employee stock options ..........      0.2      0.1      0.2       0.1
                                                        -------------------------------------
  Weighted average common shares diluted calculation .     65.8     65.6     65.8      65.6
                                                        =====================================
BASIC EARNINGS PER  SHARE ............................   $  0.32     0.10  $  0.57   $  0.06
                                                        =====================================
DILUTED EARNINGS PER SHARE ...........................   $  0.32  $  0.10  $  0.56   $  0.06
=============================================================================================


--------------------------------------------------------------------------------
11. COMPREHENSIVE (LOSS) INCOME
--------------------------------------------------------------------------------

The table below presents the pre-tax, tax and after tax amounts of Grace's other comprehensive (loss) income for the three months and six months ended June 30, 2004 and 2003:

==========================================================================
THREE MONTHS ENDED                                               AFTER-
 JUNE 30, 2004                             PRE-TAX     TAX        TAX
 (In millions)                              AMOUNT    BENEFIT    AMOUNT
==========================================================================
Minimum pension liability ..............   $ (54.3)   $  19.0   $ (35.3)
Foreign currency translation adjustments      (2.5)       --       (2.5)
                                           ------------------------------
Other comprehensive loss ...............   $ (56.8)   $  19.0   $ (37.8)
=========================================================================
SIX MONTHS ENDED                                                 AFTER-
 JUNE 30, 2004                             PRE-TAX      TAX       TAX
 (In millions)                              AMOUNT     BENEFIT   AMOUNT
=========================================================================
Minimum pension liability ..............   $ (54.3)   $  19.0   $ (35.3)
Foreign currency translation adjustments      (7.5)      --        (7.5)
                                           ------------------------------
Other comprehensive loss ...............   $ (61.8)   $  19.0   $ (42.8)
=========================================================================

=========================================================================
THREE MONTHS ENDED                                               AFTER-
 JUNE 30, 2003                             PRE-TAX     TAX        TAX
 (In millions)                              AMOUNT    BENEFIT    AMOUNT
=========================================================================
Foreign currency translation adjustments   $  40.0    $  --     $  40.0
                                           ------------------------------
Other comprehensive income .............   $  40.0    $  --     $  40.0
=========================================================================
SIX MONTHS ENDED                                                 AFTER-
 JUNE 30, 2004                             PRE-TAX      TAX       TAX
 (In millions)                              AMOUNT     BENEFIT   AMOUNT
=========================================================================
Foreign currency translation adjustments   $  49.4    $  --     $  49.4
                                           ------------------------------
Other comprehensive income .............   $  49.4    $  --     $  49.4
=========================================================================

The table below presents the components of Grace's accumulated other comprehensive loss at June 30, 2004 and December 31, 2003:

=================================================================
COMPONENTS OF ACCUMULATED
  OTHER COMPREHENSIVE LOSS                JUNE 30,   DECEMBER 31,
(In millions)                               2004         2003
=================================================================
Minimum pension liability ...........     (300.7)      (265.4)
Foreign currency ....................   $  (32.0)    $  (24.5)
  translation
                                        -------------------------
Accumulated other comprehensive loss.   $ (332.7)    $ (289.9)
=================================================================

Grace is a global enterprise, which operates in over 40 countries with local currency generally deemed to be the functional currency for accounting purposes. The foreign currency translation amount represents the adjustment necessary to translate the balance sheets valued in local currencies to the U.S. dollar as of the end of each period presented. The change in foreign currency translation at June 30, 2004 compared with December 31, 2003 is due to the strengthening of the U.S. dollar against most other reporting currencies.

During the second quarter, Grace completed an experience study of the assumptions and data that underlie its liability measurement for its U.S. qualified defined benefit pension plans. Based on that study, the accumulated benefit obligation of such plans as of the December 31, 2003 measurement date was increased by $54.3 million (approximately 7% of the aggregate liability), mainly due to longer estimated life spans. This change has been accounted for within Grace's balance sheet as an increase to the recorded minimum pension liability and the accumulated comprehensive loss account (net of tax effects) reflected in shareholders' equity (deficit).


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

Grace's environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. These liabilities are evaluated based on currently available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, existing technology, prior experience in contaminated site remediation and the apportionment of costs among potentially responsible parties. Grace expects that the funding of environmental remediation activities will be affected by the Chapter 11 proceedings; any such effect could be material. Grace's environmental liabilities are included in "liabilities subject to compromise" as of June 30, 2004.

At June 30, 2004, Grace's estimated liability for environmental investigative and remediation costs totaled $329.5 million, compared with $332.4 million at December 31, 2003. This liability covers both vermiculite and non-vermiculite related matters. The amount is based on funding and/or remediation agreements in place and Grace's best estimate of the cost to remediate sites not subject to a formal remediation plan.

Grace's net expenditures charged against previously established reserves for the six months ended June 30, 2004 and 2003 were $2.9 million and $6.0 million, respectively.


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

In connection with its defense, Grace conducted its own investigation to determine whether the EPA's actions and cost claims were justified and reasonable. However, in December 2002, the District Court granted the United States' motion for partial summary judgment on a number of issues that limited Grace's ability to challenge the EPA's response actions. In January 2003, a trial was held on the remainder of the issues, which primarily involved the reasonableness and adequacy of documentation of the EPA's cost recovery claims through December 31, 2001. On August 28, 2003, the District Court issued a ruling in favor of the United States that requires Grace to reimburse the government for $54.5 million in costs expended through December 2001, and for all appropriate future costs to complete the clean-up. Grace has appealed the court's ruling to the 9th Circuit Court of Appeals. The appeal is expected to be heard by the appellate court during the fourth quarter of 2004.

As a result of such ruling and Grace's analysis of estimated remediation costs at vermiculite processing sites currently or formerly operated by Grace, Grace estimates its total liability for vermiculite-related matters to be $187.0 million at June 30, 2004. Grace's estimate of expected costs is based on public comments regarding the EPA's spending plans, discussions of spending forecasts with EPA representatives, and analysis of other information made available from the EPA. The EPA's cost estimates have changed several times and increased substantially over time. Consequently, Grace's estimate may change materially as more information becomes available. Grace's liability for this matter is included in "liabilities subject to compromise."


Non-Vermiculite Related Matters

At June 30, 2004, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities, which includes approximately 20 owned and 50 non-owned sites, was $142.5 million. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. This liability also reflects Grace's evaluation of environmental-related claims submitted as part of the Chapter 11 process for which sufficient information was available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially. Grace's liability for this matter is included in "liabilities subject to compromise."


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


TAX MATTERS

Grace has received the examination report from the IRS for tax periods 1993 through 1996 asserting, in the aggregate, approximately $114 million of proposed tax adjustments, plus accrued interest. The most significant contested issue addressed in such report concerns corporate-owned life insurance ("COLI") policies and is discussed below. Other proposed IRS tax adjustments include Grace's tax position regarding research and development credits, the reporting of certain divestitures and other miscellaneous proposed adjustments. The tax audit for the 1993 through 1996 tax period was under the jurisdiction of the IRS Office of Appeals, where Grace filed a protest. The IRS Office of Appeals has returned the audit to the examination team for further review of the proposed adjustments as well as several affirmative tax claims raised by Grace. Grace's federal tax returns covering periods 1997 and forward are either under examination by the IRS or open for future examination. As a consequence of any finally determined federal tax adjustments, Grace will be liable for additional state taxes plus interest accrued thereon. Grace believes that the impact of probable tax return adjustments are adequately recognized as liabilities at June 30, 2004. Any cash payment as a result of such adjustment would be subject to Grace's Chapter 11 proceedings.

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

On September 23, 2002, Grace filed a motion in its Chapter 11 proceeding requesting that the Bankruptcy Court authorize Grace to enter into a settlement agreement with the IRS with respect to Grace's COLI interest deductions. The tax years at issue are 1989 through 1998. Under the terms of the proposed settlement, the government would allow 20% of the aggregate amount of the COLI interest deductions and Grace would owe federal income tax and interest on the remaining 80%. Grace has accrued for the potential tax and interest liability related to the disallowance of all COLI interest deductions and continues to accrue interest. On October 22, 2002, the Bankruptcy Court issued an order authorizing Grace to enter into settlement discussions with the IRS consistent with the aforementioned terms and further ordered that any final agreement would be subject to Bankruptcy Court approval. Grace has reached a tentative agreement with the IRS to (a) settle the COLI dispute consistent with the proposed settlement terms described above, and (b) terminate the COLI policies, and, by agreement, recognize 20% of any gain as taxable income. Grace will file a motion with the Bankruptcy Court for authorization to execute a final agreement.

The IRS has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1995 against a Grace subsidiary that formerly operated a temporary staffing business for nurses and other health care personnel. The assessments, aggregating $21.8 million, were made in connection with a meal and incidental expense per diem plan for traveling health care personnel that was in effect through 1999, the year in which Grace sold the business. The IRS contends that certain per diem reimbursements should have been treated as wages subject to employment taxes and federal income tax withholding. Grace contends that its per diem and expense allowance plans were in accordance with statutory and regulatory requirements, as well as other published guidance from the IRS. The IRS has issued additional assessments aggregating $40.1 million for the 1996 through 1998 tax periods. The statute of limitations has expired with respect to the 1999 tax year. Grace has a right to indemnification for approximately 36% of any tax liability (including interest thereon) for the period from July, 1996 through December, 1998 from its former partner in the business. The matter is currently pending in the United States Court of Claims. Grace is currently in discussions with the Department of Justice and the IRS concerning possible settlement options with respect to the aggregate $61.9 million assessment. Grace expects this matter to be resolved at an amount that would not have a significant adverse impact on its Consolidated Financial Statements.


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


FINANCIAL ASSURANCES

At June 30, 2004, Grace had gross financial assurances issued and outstanding of $251.3 million, comprised of $136.8 million of gross surety bonds issued by various insurance companies and $114.5 million of standby letters of credit and other financial assurances issued by various banks. Of the standby letters of credit, $18.8 million act as collateral for surety bonds, thereby reducing Grace's overall obligations under its financial assurances to a net amount of $232.5 million. These financial assurances were established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. Of the net amount of $232.5 million of financial assurances, approximately $10.6 million were issued by non-Debtor entities and $221.9 million were issued by the Debtors. Of the amounts issued by the Debtors, approximately $191.1 million were issued before the Filing Date, with the remaining $30.8 million being subsequent to the Filing, of which $26.3 million was issued under the DIP facility.


ACCOUNTING FOR CONTINGENCIES

Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. generally accepted accounting principles. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" on the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded by Grace at June 30, 2004.


--------------------------------------------------------------------------------
13. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS
--------------------------------------------------------------------------------

Grace maintains defined benefit pension plans covering employees of certain units who meet age and service requirements. Benefits are generally based on final average salary and years of service. Grace funds its U.S. pension plans in accordance with U.S. federal laws and regulations. Non-U.S. pension plans are funded under a variety of methods, as required under local laws and customs.

Grace also provides, through nonqualified plans, supplemental pension benefits in excess of qualified plan limits imposed by federal tax law. These plans cover officers and certain key employees and serve to increase the combined pension amount to the level that they otherwise would have received under the qualified plans in the absence of such limits. The unqualified plans are unfunded and Grace pays the costs of benefits as they are incurred.

Grace provides postretirement health care and life insurance benefits (referred to as other post-employment benefits or "OPEB") for retired employees of certain U.S. business units and certain divested units. The postretirement medical plan provides various levels of benefits to employees hired before 1991 and who retire from Grace after age 55 with at least 10 years of service. These plans are unfunded, and Grace pays a portion of the costs of benefits under these plans as they are incurred. Grace applies SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires that the future costs of postretirement health care and life insurance benefits be accrued over the employees' years of service.

The components of net periodic benefit cost for the three months and six months ended June 30, 2004 and 2003 are as follows:

========================================================================
COMPONENTS OF NET
  PERIODIC BENEFIT
  COST                                         THREE MONTHS ENDED
(In millions)                                       JUNE 30,
========================================================================
                                              2004            2003
                                       ---------------------------------
                                        PENSION   OPEB   Pension   OPEB
                                       ---------------------------------
Service cost ........................   $   4.1  $  0.1  $   2.5  $  0.2
Interest cost .......................      15.8     1.8     14.1     2.2
Expected return on plan assets ......     (12.5)     --    (11.0)     --
Amortization of prior service cost ..       1.3    (3.1)     1.4    (3.2)
Amortization of unrecognized
 actuarial loss .....................       4.2     0.7      4.7     1.0
                                        --------------------------------
NET U.S. PERIODIC BENEFIT COST ......      12.9    (0.5)    11.7     0.2
Foreign and other ...................       2.0      --      1.5      --
                                        --------------------------------
NET EXPENSE .........................   $  14.9  $ (0.5) $  13.2  $  0.2
========================================================================

========================================================================
COMPONENTS OF NET
  PERIODIC BENEFIT
  COST                                         SIX MONTHS ENDED
(In millions)                                      JUNE 30,
========================================================================
                                              2004            2003
                                       ---------------------------------
                                        PENSION   OPEB   Pension   OPEB
                                       ---------------------------------
Service cost ........................   $   7.0  $  0.3  $   5.0  $  0.4
Interest cost .......................      29.7     3.5     28.1     4.4
Expected return on  plan assets .....     (25.1)     --    (22.0)     --
Amortization of prior service cost  .       2.7    (6.3)     2.8    (6.4)
Amortization of unrecognized
  actuarial loss ...................        8.8     1.4      9.4     2.0
                                     -----------------------------------
NET U.S. PERIODIC BENEFIT COST .....       23.1    (1.1)    23.3     0.4
Foreign and other ..................        4.1      --      3.4      --
                                     -----------------------------------
NET EXPENSE ........................    $  27.2  $ (1.1) $  26.7  $  0.4
========================================================================

At the December 31, 2003 measurement date for Grace's defined benefit pension plans (the "Plans"), the accumulated benefit obligation ("ABO") was approximately $1,222 million as measured under U.S. generally accepted accounting principles (reflecting an increase of approximately $55 million in the second quarter of 2004 for the results of a recent actuarial experience study). At June 30, 2004, Grace's recorded pension liability for underfunded plans was $386.0 million ($315.6 million included in liabilities not subject to compromise and $70.4 million related to supplemental pension benefits for officers and certain key employees, included in "liabilities subject to compromise"). The recorded ABO liability reflects (1) the shortfall between dedicated assets and the ABO of underfunded plans ($222.6 million); and (2) the ABO of pay-as-you-go plans ($163.4 million).

Grace plans to pay benefits as they become due under virtually all pay-as-you-go plans and to contribute approximately $20 million to its U.S. qualified defined benefit pension plans in 2004. Contributions to the U.S. qualified pension plans are subject to the approval of the Bankruptcy Court. Grace expects to make payments of approximately $4.4 million to participants in its domestic nonqualified pension plans, approximately $14 million under non-U.S. plans, and approximately $12 million to its other postretirement benefit programs in 2004.

Payments to fund the postretirement health care and life insurance benefit programs are discretionary and not subject to any minimum regulatory funding requirements. For the six months ended June 30, 2004 and 2003, Grace made benefit payments of $5.5 million and $5.7 million, respectively, under these programs.

--------------------------------------------------------------------------------
14. BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

Grace is a global producer of specialty chemicals and specialty materials. It generates revenues from two business segments: Davison Chemicals, which consists of the refining technologies and specialty materials product groups; and Performance Chemicals, which consists of the specialty construction chemicals, building materials, and sealants and coatings product groups. Intersegment sales, eliminated in consolidation, are not material. The table below presents information related to Grace's business segments for the three-month and six-month periods ended June 30, 2004 and 2003. Only those corporate expenses directly related to the segment are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as corporate costs or other.

===================================================================
BUSINESS SEGMENT               THREE MONTHS          SIX MONTHS
  DATA                             ENDED               ENDED
(In millions)                    JUNE 30,             JUNE 30,
===================================================================
                             2004     2003        2004     2003
                           ---------------------------------------
NET SALES
Davison Chemicals ......   $ 297.8   $ 261.6   $   568.7  $ 500.7
Performance Chemicals ..     274.6     241.8       522.2    447.5
                           ----------------------------------------
TOTAL ..................   $ 572.4   $ 503.4   $ 1,090.9  $ 948.2
                           =======================================
PRE-TAX OPERATING INCOME
Davison Chemicals ......   $  37.5   $  27.3   $    69.5  $  47.6
Performance Chemicals ..      38.9      25.8        66.5     37.9
                           ----------------------------------------
TOTAL ..................   $  76.4   $  53.1   $   136.0  $  85.5
===================================================================

The table below presents information related to the geographic areas in which Grace operated for the three months and six months ended June 30, 2004 and 2003.

================================================================
GEOGRAPHIC AREA                THREE MONTHS        SIX MONTHS
  DATA                            ENDED              ENDED
(In millions)                    JUNE 30,           JUNE 30,
================================================================
                            2004       2003      2004      2003
                           -------------------------------------
NET SALES
  United States ........   $  223.9  $ 201.0  $   426.1  $ 389.7
  Canada and Puerto Rico       26.8     18.2       49.7     33.8
  Europe, other than
    Germany ............      176.8    153.4      342.0    288.1
  Germany ..............       29.1     21.7       57.3     41.8
  Asia Pacific .........       86.7     83.9      159.5    145.3
  Latin America ........       29.1     25.2       56.3     49.5
                           -------------------------------------
TOTAL ..................   $  572.4  $ 503.4  $ 1,090.9  $ 948.2
================================================================

The pre-tax operating income for Grace's business segments for the three-month and six-month periods ended June 30, 2004 and 2003 is reconciled below to income before Chapter 11 expenses, income taxes, and minority interest presented in the accompanying Consolidated Statements of Operations.

================================================================
RECONCILIATION OF
  BUSINESS SEGMENT
  DATA TO FINANCIAL         THREE MONTHS         SIX MONTHS
  STATEMENTS                    ENDED               ENDED
(In millions)                  JUNE 30,           JUNE 30,
================================================================
                             2004     2003     2004     2003
                           -------------------------------------
Pre-tax operating
  income - business
  segments ............   $  76.4  $  53.1  $  136.0  $  85.5
Minority interest .....       2.6      0.3       3.1      0.5
Loss on sale of
  investments and
  disposals of
  assets ..............      (0.1)    (0.6)     (0.3)    (0.9)
Provision for
  environmental
  remediation .........       --      (0.5)      --      (2.5)
Interest expense and
  related financing
  costs ...............      (3.9)    (4.1)     (7.8)    (8.3)
Corporate costs .......     (27.1)   (19.5)    (48.2)   (38.4)
Other, net ............      (8.0)    (4.9)    (11.2)    (8.4)
                           -------------------------------------
Income before Chapter
  11 expenses, income
  taxes, and minority
  interest ............   $  39.9  $  23.8  $   71.6  $  27.5
================================================================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


DESCRIPTION OF CORE BUSINESS
--------------------------------------------------------------------------------

W. R. Grace & Co. and its subsidiaries are engaged in specialty chemicals and specialty materials businesses on a worldwide basis through two business segments: Davison Chemicals, which includes two main product groups - refining technologies and specialty materials; and Performance Chemicals, which includes three product groups - specialty construction chemicals, building materials and sealants and coatings. During the second quarter, Grace realigned its Davison Chemicals product groups into "refining technologies" (which includes catalysts and other products and services used by petroleum refiners) and "specialty materials" (which includes specialty catalysts, engineered materials, and products used for separations and life sciences applications). All sales information for the Davison Chemicals segment has been restated to reflect this realignment.

The table below shows the Grace business segments and product groups as a percentage of total Grace sales.

====================================================================
                                  THREE MONTHS          SIX MONTHS
                                     ENDED                ENDED
                                    JUNE 30,             JUNE 30,
====================================================================
                                 2004      2003      2004      2003
                             ---------------------------------------
Refining technologies.......     29.4%     30.2%     28.7%     30.1%
Specialty materials ........     22.6%     21.8%     23.4%     22.7%
                             ---------------------------------------
DAVISON CHEMICALS ..........     52.0%     52.0%     52.1%     52.8%
                             ---------------------------------------
Construction
 chemicals .................     24.1%     22.6%     23.3%     21.6%
Building materials .........     11.6%     11.8%     11.6%     11.9%
Sealants and coatings            12.3%     13.6%     13.0%     13.7%
                             ---------------------------------------
PERFORMANCE
 CHEMICALS .................     48.0%     48.0%     47.9%     47.2%
                             ---------------------------------------
TOTAL ......................    100.0%    100.0%    100.0%    100.0%
====================================================================

Refining technologies includes: fluid cracking catalysts and additives used in petroleum refineries to convert distilled crude oil into transportation fuels and other petroleum-based products, and hydroprocessing catalysts used to upgrade heavy oils and remove certain impurities. Key external drivers for refining technologies products are the economics of the refining industry, specifically the impacts of demand for transportation fuels and petrochemical products, and crude oil supply.

Specialty materials includes: silica products, which are used in a wide range of industrial and consumer applications such as paper, wood and coil coatings, food processing, plastics, adsorbents, personal care products and biotechnology separations; polyolefin catalysts, which are essential components in the manufacture of polyethylene and polypropylene resins used in products such as plastic film, high-performance plastic pipe and other plastic parts; and chemical catalysts, which are used in a variety of chemical processes. Sales of these products are affected most by general economic conditions, and specifically by the underlying growth rate of targeted applications.

Construction chemicals and building materials are used primarily by the non-residential construction industry. Construction chemicals add strength, control corrosion, and enhance the handling and application of concrete, and reduce the manufacturing cost and improve the quality of cement. Performance for this product group is driven by non-residential construction activity and, to a lesser extent, residential construction activity, which tend to lag the general economy in both decline and recovery. Building materials prevent water damage to structures and protect structural steel against collapse due to fire. The performance of this product group also is driven by non-residential construction activity and by residential re-roofing activity, with greater lags than construction chemicals, reflecting longer lead times for large projects. Since building materials is largely a North American product group, it is most strongly affected by U.S. construction activity.

Sealants and coatings are used to seal beverage and food cans, and glass and plastic bottles, and to protect metal packaging from corrosion and the contents from the influences of metal. Although this product group is affected by general economic conditions, there is an ongoing shift in demand from metal and glass to plastic packaging for foods and beverages. This shift is causing a decline in can sealant usage and providing some opportunities to closure sealants and other products for plastic packaging.


--------------------------------------------------------------------------------
VOLUNTARY BANKRUPTCY FILING
--------------------------------------------------------------------------------

See Note 1 to the Consolidated Financial Statements for a discussion of Grace's Voluntary Bankruptcy Filing.

--------------------------------------------------------------------------------
CRITICAL ACCOUNTING ESTIMATES
--------------------------------------------------------------------------------

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities reported at the date of the Consolidated Financial Statements, and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates. Changes in estimates are recorded in the period identified. Grace's accounting measurements that are most affected by management's estimates of future events are:

o Contingent liabilities such as asbestos-related matters (see Note 3 to the Consolidated Financial Statements), environmental remediation (see Note 12 to the Consolidated Financial Statements), income taxes (see Note 12 to the Consolidated Financial Statements), and retained obligations of divested businesses.

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


--------------------------------------------------------------------------------
CONSOLIDATED OPERATIONS
--------------------------------------------------------------------------------

Set forth below is a chart that lists key operating statistics, and dollar and percentage changes for the three-month and six-month periods ended June 30, 2004 and 2003. The chart should be referenced when reading management's discussion and analysis of financial condition and results of operations. The chart, as well as the financial information presented throughout this discussion, divides Grace's financial results between "core operations" and "noncore activities." Core operations comprise the financial results of Davison Chemicals, Performance Chemicals and the costs of corporate activities that directly or indirectly support business operations. In contrast, noncore activities comprise all other events and transactions not directly related to the generation of operating revenue or the support of core operations and generally relate to Grace's former operations and products.

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

================================================================================================================================
ANALYSIS OF CONTINUING OPERATIONS                  THREE MONTHS ENDED                            SIX MONTHS ENDED
 (In millions)                                          JUNE 30,                                     JUNE 30,
================================================================================================================================
                                                              $ Change    % Change                         $ Change    % Change
                                                                 Fav        Fav                               Fav        Fav
                                         2004        2003      (Unfav)     (Unfav)     2004       2003      (Unfav)    (Unfav)
                                      ------------------------------------------------------------------------------------------
NET SALES:

    Davison Chemicals ...........     $  297.8  $   261.6    $   36.2       13.8%  $   568.7  $   500.7   $   68.0       13.6%
    Performance Chemicals........        274.6      241.8        32.8       13.6%      522.2      447.5       74.7       16.7%
                                      ------------------------------------------------------------------------------------------

TOTAL GRACE SALES - CORE OPERATIONS   $  572.4  $   503.4   $    69.0       13.7%   $1,090.9   $  948.2   $   142.7      15.0%
================================================================================================================================
PRE-TAX  OPERATING INCOME

    Davison Chemicals(1) ........     $   37.5  $    27.3    $   10.2       37.4%   $   69.5   $   47.6   $   21.9       46.0%
    Performance Chemicals .......         38.9       25.8        13.1       50.8%       66.5       37.9       28.6       75.5%
                                      ------------------------------------------------------------------------------------------
    Corporate costs:
      Support functions .........         (8.6)      (7.3)       (1.3)     (17.8%)     (16.6)     (15.4)      (1.2)      (7.8%)
      Pension, performance-related
        compensation, and other .        (18.5)    (12.2)       (6.3)     (51.6%)     (31.6)     (23.0)      (8.6)     (37.4%)
                                      ------------------------------------------------------------------------------------------

    Total Corporate costs .......        (27.1)    (19.5)       (7.6)     (39.0%)     (48.2)     (38.4)      (9.8)     (25.5%)
                                      ------------------------------------------------------------------------------------------
PRE-TAX INCOME FROM CORE OPERATIONS       49.3       33.6        15.7       46.7%       87.8       47.1       40.7       86.4%
PRE-TAX LOSS FROM NONCORE ACTIVITIES      (9.5)      (7.3)       (2.2)     (30.1%)     (13.8)     (14.3)       0.5        3.5%
Interest expense ................         (3.9)      (4.1)        0.2        4.9%       (7.8)      (8.3)       0.5        6.0%
Interest income .................          1.4        1.3         0.1        7.7%        2.3        2.5       (0.2)      (8.0%)
                                      ------------------------------------------------------------------------------------------

INCOME BEFORE CHAPTER 11 EXPENSES
   AND INCOME TAXES .............         37.3       23.5        13.8       58.7%       68.5       27.0       41.5      153.7%
Chapter 11 expenses, net ........         (3.0)      (6.8)        3.8       55.9%       (7.5)      (9.5)       2.0       21.1%

Provision for income taxes ......        (13.0)     (10.2)       (2.8)     (27.5%)     (23.9)     (13.3)     (10.6)     (79.7%)
                                      ------------------------------------------------------------------------------------------
NET INCOME ......................     $   21.3  $     6.5  $     14.8      227.7%   $   37.1  $     4.2   $  32.9      783.3%
================================================================================================================================
KEY FINANCIAL MEASURES:
PRE-TAX  INCOME FROM CORE OPERATIONS
   AS PERCENTAGE OF SALES:
    Davison Chemicals(1)  .......         12.6%      10.4%         NM        2.2 pts    12.2%       9.5%         NM    2.7 pts
    Performance Chemicals .......         14.2%      10.7%         NM        3.5 pts    12.7%       8.5%         NM    4.2 pts
    Total Core Operations .......          8.6%       6.7%         NM        1.9 pts     8.0%       5.0%         NM    3.0 pts
PRE-TAX INCOME FROM CORE OPERATIONS
   BEFORE DEPRECIATION
   AND AMORTIZATION .............     $   75.6   $   58.9    $   16.7       28.4%   $  141.3   $   97.1   $   44.2       45.5%
   AS A PERCENTAGE OF SALES ....          13.2%      11.7%         NM        1.5 pts    13.0%      10.2%         NM    2.8 pts
================================================================================================================================
NET CONSOLIDATED SALES BY REGION:
    North America ...............     $  250.7   $  219.2    $   31.5       14.4%   $  475.8   $  423.5   $   52.3       12.3%
    Europe ......................        205.9      175.1        30.8       17.6%      399.3      329.9       69.4       21.0%
    Asia Pacific ................         86.7       83.9         2.8        3.3%      159.5      145.3       14.2        9.8%
    Latin America ...............         29.1       25.2         3.9       15.5%       56.3       49.5        6.8       13.7%
                                      ------------------------------------------------------------------------------------------
TOTAL  ..........................     $  572.4   $  503.4    $   69.0       13.7%   $1,090.9    $ 948.2    $ 142.7       15.0%
================================================================================================================================

  NM = Not meaningful    (1)   Pre-tax operating income for Davison Chemicals excludes the income or loss attributable to the interests of the minority owner in the Advanced Refining Technologies joint venture.

-------------------------------------------------------------------------------
GRACE OVERVIEW
-------------------------------------------------------------------------------

NET SALES

The following tables identify the year-over-year increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation for the three-month and six-month periods ended June 30, 2004 and 2003, respectively.

==============================================================
  NET SALES           THREE MONTHS ENDED JUNE 30, 2004 AS A
    VARIANCE            PERCENTAGE INCREASE (DECREASE) FROM
    ANALYSIS            THREE MONTHS ENDED JUNE 30, 2003
==============================================================
                                           CURRENCY
                      VOLUME   PRICE/MIX  TRANSLATION  TOTAL
                     -----------------------------------------

Davison Chemicals..     2.7%      8.1%        3.0%     13.8%
Performance
  Chemicals .......    10.8%     (0.7%)       3.5%     13.6%
Net sales..........     6.6%      3.8%        3.3%     13.7%
--------------------------------------------------------------
BY REGION:
  North America....     7.9%      6.2%        0.3%     14.4%
  Europe...........     8.1%      1.7%        7.8%     17.6%
  Latin America....    12.7%      4.0%       (1.2%)    15.5%
  Asia Pacific.....    (5.1%)     5.5%        2.9%      3.3%
==============================================================

Grace's sales in the three-month period ended June 30, 2004 were favorably impacted by higher volumes, primarily of construction chemicals and specialty materials, improved product mix in refining technologies, and currency translation from a weaker U.S. dollar. Foreign currency translation contributed $16.4 million or 3.3 percentage points of the sales growth, mainly due to the strengthening of the Euro against the U.S. dollar. Acquisitions contributed $7.9 million or 1.6 percentage points to the sales growth, primarily from Grace's acquisition in October 2003 of certain assets of Tricosal Beton - Chemie GmbH & Co. KG, a leading supplier of specialty chemicals and materials to the European construction industry.

==============================================================
NET SALES               SIX MONTHS ENDED JUNE 30, 2004 AS A
 VARIANCE                 PERCENTAGE INCREASE (DECREASE)FROM
 ANALYSIS                 SIX MONTHS ENDED JUNE 30, 2003
==============================================================
                                           CURRENCY
                      VOLUME   PRICE/MIX  TRANSLATION  TOTAL
                    ------------------------------------------
Davison Chemicals..   1.5%      7.4%        4.7%     13.6%
Performance
  Chemicals .......  12.3%     (0.7%)       5.1%     16.7%
Net sales..........   6.6%      3.5%        4.9%     15.0%
--------------------------------------------------------------
BY REGION:
  North America....   6.7%      5.2%        0.4%     12.3%
  Europe...........   8.5%      1.0%       11.5%     21.0%
  Latin America....   7.7%      4.2%        1.8%     13.7%
  Asia Pacific.....   0.7%      5.1%        4.0%      9.8%
==============================================================

Grace's sales in the six-month period ended June 30, 2004 were favorably impacted by higher volume in construction chemicals, product mix in refining technologies, and favorable currency translation from a weaker U.S. dollar. Foreign currency translation contributed $46.3 million or 4.9 percentage points of the sales growth, mainly due to the strengthening of the Euro against the U.S. dollar. In addition, acquisitions contributed $13.7 million or 1.4 percentage points of the sales volume growth.

PRE-TAX INCOME FROM CORE OPERATIONS

Operating profit and margins for the three-month and six- month periods ended June 30, 2004 were higher as compared with the prior year periods primarily due to higher sales from improved economic conditions, including stronger construction activity in the U.S., cost structure improvements from successful productivity initiatives, and foreign currency translation effects.

Corporate costs include corporate functional costs (such as financial and legal services, human resources, communications and information technology), the cost of corporate governance (including directors and officers ("D&O") liability insurance, a portion of which is allocated to noncore activities) and pension costs related to both corporate employees and to the effects of changes in assets and liabilities for all Grace pension plans. Corporate costs for the three-month and six-month periods ended June 30, 2004 were higher than the comparable prior year periods primarily due to performance-related compensation and added professional fees in preparation for the review and audit of accounting controls under the Sarbanes-Oxley Act of 2002.

PRE-TAX LOSS FROM NONCORE ACTIVITIES

===============================================================
                               THREE MONTHS      SIX MONTHS
                                  ENDED            ENDED
 (In millions)                   JUNE 30,        JUNE 30,
===============================================================
                               2004    2003    2004    2003
                              ------- ------- ------- --------
Environmental provision
  vermiculite mining .....    $   --  $ (0.5)  $  --  $ (2.5)
Environmental provision
  all other sites ........        --      --      --      --
Provision for asbestos-related
  litigation .............        --      --      --      --
COLI income, net .........       0.7     1.2     2.2     4.3
D&O insurance cost .......      (1.3)   (1.7)   (2.6)   (3.4)
Pension and postretirement
  benefit costs ..........      (2.3)   (2.8)   (4.5)   (5.7)
Translation effects -
  intercompany loan.......       0.5      --    (1.1)     --
Value of currency hedges..      (9.3)     --    (9.3)     --
Foreign currency
  transaction effects.....       0.4    (2.0)    0.6    (3.3)
Other ....................       1.8    (1.5)    0.9    (3.7)
                              ------- ------- ------- --------
                              $ (9.5)$ (7.3) $(13.8  $  (14.3)
===============================================================

Pre-tax loss from noncore activities for the three-month and six-month periods ended June 30, 2004 were comparable to the prior-year periods except for the foreign currency effect of an intercompany loan as described below, and a pre-tax charge of $0.5 million in the second quarter of 2003, for a total of $2.5 million for the year, to adjust Grace's then current estimate of defense costs in connection with a cost recovery lawsuit brought by the U.S. government relating to Grace's former vermiculite mining and processing activities near Libby, Montana.

In March 2004, Grace began accounting for currency fluctuations on a Euro 293 million intercompany loan between Grace's subsidiaries in the United States and Germany as a component of operating results instead of a component of other comprehensive income. The change was prompted by new tax laws in Germany and Grace's cash flow planning for its Chapter 11 reorganization, which indicated that it is no longer reasonable to consider this loan as part of the permanent capital structure in Germany. The effect of the change in exchange rates related to this loan for the three months and six months ended June 30, 2004 was $0.5 million favorable and $1.1 million unfavorable, respectively.

In May 2004, Grace entered into a series of foreign currency hedge agreements to mitigate future currency fluctuations on the remaining loan balance. These hedge agreements have varying rates that coincide with loan repayments due periodically through June 2005. In 2004, Euro 70 million of loan principal was repaid. For the six months ended June 2004, a $9.3 million hedge loss was recognized, in addition to a $1.1 million foreign currency loss, and was reported in other expense (income). These hedges are considered derivative instruments that are viewed as risk management tools by Grace and are not used for trading or speculative purposes.

CHAPTER 11 EXPENSES

Although it is difficult to measure precisely how Chapter 11 has impacted Grace's overall financial performance, there are certain added costs that are directly attributable to operating under the Bankruptcy Code. Net Chapter 11 expenses consist primarily of legal, financial and consulting fees incurred by Grace and three creditors' committees. Grace believes that Chapter 11 expenses will range between $2 million and $6 million per quarter for the foreseeable future depending on the extent of Bankruptcy Court proceedings over the period.

In addition, Grace's pre-tax income from core operations included expenses for Chapter 11-related compensation of $7.1 million and $4.3 million for the three-month periods ended June 30, 2004 and 2003, as well as $10.8 million and $8.1 million for the six-month periods ended June 30, 2004 and 2003. As a consequence of operating under Chapter 11, Grace changed its long-term incentive compensation program from a stock-based to a cash-based program. Grace has also sought to address employee retention issues by providing additional compensation to certain employees and increasing Grace's contribution to its retirement savings and investment plan.

There are numerous other indirect costs to manage Grace's Chapter 11 proceedings such as: management time devoted to Chapter 11 matters; added cost of debt capital; added costs of general business insurance, including D&O liability insurance premiums; and lost business and acquisition opportunities due to the complexities of operating under Chapter 11.

INTEREST

Net interest expense in the three-month and six-month periods ended June 30, 2004 was consistent with the prior year period. The payment of interest accrued on pre-petition debt is subject to the outcome of Grace's Chapter 11 proceedings.

INCOME TAXES

Grace's provision for income taxes at the federal corporate rate of 35.0% was $21.4 million and $6.1 million for the six months ended June 30, 2004 and 2003, respectively. The primary differences between these amounts and the overall provision for income taxes is attributable to current period interest on tax contingencies and the non-deductibility of certain Chapter 11 expenses, both of which add to tax expense


-------------------------------------------------------------------------------
BUSINESS SEGMENT OVERVIEW
-------------------------------------------------------------------------------

DAVISON CHEMICALS

Recent Acquisitions and Joint Ventures

See Note 4 to the Consolidated Financial Statements for a description of acquisitions and joint ventures completed in the six-month period ended June 30, 2003.

Three Months Ended June 30, 2004

==============================================================
                           THREE MONTHS ENDED JUNE 30,
                    ------------------------------------------
NET SALES BY                             $ Change    % Change
 PRODUCT LINE                                Fav        Fav
 (In millions)         2004      2003     (Unfav)    (Unfav)
==============================================================

Refining
 technologies..     $  168.5  $  151.9  $    16.6      10.9%
Specialty
 materials......       129.3     109.7       19.6      17.9%
                    ------------------------------------------
TOTAL DAVISON
 CHEMICALS.....     $  297.8  $  261.6  $    36.2      13.8%
==============================================================

                            THREE MONTHS ENDED JUNE 30,
                    ------------------------------------------
NET SALES BY                            $ Change    % Change
 REGION                                    Fav         Fav
(In millions)          2004      2003    (Unfav)     (Unfav)
==============================================================

North America...    $   115.8 $    94.6 $    21.2      22.4%
Europe..........        122.8     106.2      16.6      15.6%
Asia Pacific....         47.4      49.7      (2.3)     (4.6%)
Latin America...         11.8      11.1       0.7       6.3%
                    ------------------------------------------
TOTAL DAVISON
 CHEMICALS......    $   297.8 $   261.6 $    36.2      13.8%
==============================================================

Sales

Second quarter sales for the Davison Chemicals segment were favorably affected by an improved global economic environment and, to a lesser extent, favorable currency translation (which contributed 3.0 percentage points of the increase for the quarter). Sales of refining technologies products increased primarily from favorable product mix factors, including sales of higher performing catalysts, added revenue from the pass-through of certain raw material costs, and favorable foreign currency translation (1.9 percentage points of the increase). Sales of specialty materials products increased primarily from strong volume in all key regions from specialty catalysts and silica materials, and favorable foreign currency translation (4.6 percentage points). Growth programs for silica products used in separations and coatings applications also contributed to the sales increase.

The North American, European, and Latin American regions experienced an increase in sales during the second quarter of 2004. In North America, increased sales were primarily attributable to volume growth in both refining technologies and specialty materials, as well as favorable product mix factors, reflecting stronger economic activity in the United States. Sales in Europe were up primarily due to favorable foreign currency translation as well as volume growth in specialty materials. Increased sales in Latin America were attributable to volume growth in higher performing refining catalysts. Sales in Asia Pacific declined slightly, primarily within the refining technologies products group, due to a change in order patterns during the first half of 2004 and lower volume in the region.

Operating Income

Pre-tax operating income of the Davison Chemicals segment for the second quarter was higher than the 2003 second quarter, driven primarily by higher sales in North America and Europe, as well as foreign currency translation effects. Operating margin was also higher than the comparable prior year quarter, primarily from favorable product mix and lower manufacturing costs.

Six Months Ended June 30, 2004

==============================================================
                            SIX MONTHS ENDED JUNE 30,
                   -------------------------------------------
NET SALES BY                               Change    % Change
 PRODUCT LINE$                              Fav         Fav
(In millions)           2004      2003    (Unfav)     (Unfav)
==============================================================

Refining
 technologies..     $  313.6  $  285.0  $    28.6      10.0%
Specialty
 materials......       255.1     215.7       39.4      18.3%
                   -------------------------------------------
TOTAL DAVISON
 CHEMICALS.....     $  568.7  $  500.7  $    68.0      13.6%
==============================================================

                            SIX MONTHS ENDED JUNE 30,
                   -------------------------------------------
NET SALES BY                            $ Change    % Change
 REGION                                    Fav         Fav
(In millions)         2004      2003     (Unfav)     (Unfav)
==============================================================
North America...    $   220.8 $   190.9 $    29.9      15.7%
Europe..........        240.3     206.0      34.3      16.7%
Asia Pacific....         85.2      81.2       4.0       4.9%
Latin America...         22.4      22.6      (0.2)     (0.9%)
                   -------------------------------------------
TOTAL DAVISON
 CHEMICALS......    $   568.7 $   500.7 $    68.0      13.6%
==============================================================

Sales

Year-to-date sales for the Davison Chemicals segment benefited from the improved global economic environment and favorable foreign currency translation (which accounted for 8.9 percentage points of the increase). Sales increases of refining technologies products reflected favorable foreign currency translation (7.0 percentage points), higher volumes of hydroprocessing catalysts and a favorable product mix of fluid cracking catalysts. High demand for transportation fuels and high costs of crude oil resulted in increases in both volume and production rates of major petroleum refineries world-wide. These are favorable factors for refining catalysts suppliers.

Sales increases of specialty materials products reflected favorable foreign currency translation (11.3 percentage points), and higher volumes of polyolefin catalysts and silica products used in coatings, separations, and consumer applications. Stronger economic activity in the United States and Europe were the primary market factors driving the increase.

Sales in all regions were up due to increased volume and favorable foreign currency translation. In North America, increased sales were primarily attributable to volume growth in both refining technologies and specialty materials, as well as favorable product mix factors, reflecting stronger economic activity in the United States. European and Latin American sales were higher due to the effects of favorable currency translation and growth in specialty materials products. Sales in Asia Pacific were up primarily from volume growth in specialty materials and favorable product mix factors in refining technologies, as well as the effects of favorable currency translation.

Operating Income

Year to date operating income of the Davison Chemicals segment was up from 2003, driven primarily by higher sales in North America and Europe, as well as foreign currency translation effects on Euro-based sales. The operating margin increase over the prior year period was attributable to favorable product mix, lower manufacturing costs and positive results from productivity initiatives.

PERFORMANCE CHEMICALS

Three Months Ended June 30, 2004


==============================================================
                                THREE MONTHS ENDED JUNE 30,
                        --------------------------------------

NET SALES BY                               $ Change   % Change
 PRODUCT LINE                                 Fav        Fav
(In millions)             2004     2003     (Unfav)    (Unfav)
==============================================================

Construction chemicals. $  138.0 $  114.0 $   24.0       21.1%
Building materials.....     66.1     59.6      6.5       10.9%
Sealants and coatings..     70.5     68.2      2.3        3.4%
TOTAL PERFORMANCE
 CHEMICALS............. $  274.6 $  241.8 $   32.8       13.6%
==============================================================

                               THREE MONTHS ENDED JUNE 30,
                        --------------------------------------

NET SALES BY REGION                        $ Change   % Change
(In millions)                                 Fav        Fav
                          2004     2003     (Unfav)    (Unfav)
==============================================================

North America.......... $ 135.0  $ 124.6  $   10.4       8.3%
Europe.................    83.1     69.0      14.1      20.4%
Asia Pacific...........    39.3     34.2       5.1      14.9%
Latin America..........    17.2     14.0       3.2      22.9%
                        --------------------------------------
TOTAL PERFORMANCE
 CHEMICALS............. $ 274.6  $ 241.8  $   32.8      13.6%
==============================================================


Sales

The increase in sales for the Performance Chemicals segment in the second quarter of 2004 was primarily attributable to broad-based volume growth, a recent acquisition, and favorable foreign currency translation. The October 2003 acquisition of certain assets of Tricosal Beton-Chemie GmbH & Co. KG by a German subsidiary accounted for $7.7 million, or 3.2 percentage points of the sales growth, while currency translation accounted for 3.5 percentage points of the sales growth. In addition to sales from the German acquisition, the sales increase in construction chemicals primarily reflected the continued success of customer and new product programs worldwide. The increase in sales of building materials was mainly due to increases in specialty waterproofing products, especially roofing underlayments, which were favorably impacted by a continuing high level of residential re-roofing activity, and the effects of favorable foreign currency translation. Sales increases in sealants and coatings reflected favorable foreign currency translation (3.7 percentage points) and growth initiatives in coatings and closure sealants, partially offset by declines in tolling revenue.

Sales increases in North America mainly reflected the success of construction chemicals and waterproofing growth programs. In Europe, higher sales were due to favorable foreign currency translation (8.9 percentage points) and the German acquisition (11.2 percentage points). Sales in Asia Pacific increased from the effects of favorable foreign currency translation (6.7 percentage points), as well as volume growth, primarily in construction chemicals. Increased sales in Latin America primarily reflected volume growth in construction chemicals, closure sealants and coatings.

Operating Income

Pre-tax operating income and operating margin were substantially higher in the second quarter of 2004 compared with the prior year period reflecting sales increases, successful productivity programs, discretionary expense management and favorable foreign currency translation. While the second quarter of 2003 was not a strong quarter, mainly due to depressed commercial construction activity in the U.S., operating income for the second quarter of 2004 also exceeded 2002 by more than 25% at constant exchange rates.


Six Months Ended June 30, 2004

==============================================================

                                SIX MONTHS ENDED JUNE 30,
                        --------------------------------------

NET SALES BY                                Change   % Change
 PRODUCT LINE                                Fav        Fav
(In millions)            2004     2003     (Unfav)    (Unfav)
==============================================================

Construction chemicals. $  254.4 $  204.8 $   49.6       24.2%
Building materials.....    125.9    113.1     12.8       11.3%
Sealants and coatings..    141.9    129.6     12.3        9.5%
                        --------------------------------------
TOTAL PERFORMANCE
 CHEMICALS............. $  522.2 $  447.5 $   74.7       16.7%
==============================================================

                                SIX MONTHS ENDED JUNE 30,
                        --------------------------------------
                                          $ Change   % Change
NET SALES BY REGION                          Fav        Fav
(In millions)            2004     2003     (Unfav)    (Unfav)
==============================================================

North America.......... $ 255.1  $ 232.6  $   22.5       9.7%
Europe.................   159.0    124.0      35.0      28.2%
Asia Pacific...........    74.3     64.1      10.2      15.9%
Latin America..........    33.8     26.8       7.0      26.1%
                        --------------------------------------
TOTAL PERFORMANCE
 CHEMICALS............. $ 522.2 $  447.5  $   74.7      16.7%
==============================================================

Sales

The increase in sales for the Performance Chemicals segment in the first half of 2004 was primarily attributable to volume growth in all product lines, the German acquisition, and favorable foreign currency translation. The acquisition accounted for $12.9 million, or 2.9 percentage points of the sales growth, while currency translation accounted for 5.1 percentage points of the sales growth. Aside from the acquisition, the sales increase in construction chemicals primarily reflected the continued success of customer and new product programs and stronger U.S. commercial construction activity versus a particularly weak first quarter in 2003, as well as foreign currency translation. The increase in sales of building materials was mainly due to increases in specialty waterproofing products, especially roofing underlayments, driven by strong re-roofing activity and continued penetration against other technologies, and the impact of favorable foreign currency translation. The increase was partially offset by a small decline in sales of fire protection products resulting from building code changes. Sales increases in sealants and coatings reflected favorable foreign currency translation (6.1 percentage points) and growth initiatives in coatings and closure sealants, partially offset by declines in tolling revenue.

Sales increases in North America reflected the success of construction chemicals and waterproofing growth programs, as well as higher U.S. construction activity from good construction weather in the first quarter. In Europe, higher sales were due to favorable foreign currency translation (12.8 percentage points), the German acquisition (10.4 percentage points) and volume growth mainly in construction chemicals. Sales in Asia Pacific increased from the effects of favorable foreign currency translation (7.8 percentage points), as well as volume growth, primarily in construction chemicals. Increased sales in Latin America reflected currency translation (1.5 percentage points) and volume increases in construction chemicals, closure sealants and coatings.

Operating Income

Pre-tax operating income and operating margin were substantially higher in the first half of 2004 compared with the first half of 2003, reflecting similar economic conditions and factors to those experienced in the second quarter.

OPERATING RETURNS ON ASSETS EMPLOYED

The following charts set forth the Davison Chemicals and Performance Chemicals total asset position and pre-tax return on average total assets at June 30, 2004 and December 31, 2003. It should be noted that the manufacture of Davison Chemicals products generally requires significantly higher capital costs than the manufacture of Performance Chemicals products.

======================================================================

                                             $ Change     % Change
                                             (excluding   (excluding
                                              currency     currency
DAVISON                                      translation) translation)
CHEMICALS             JUNE 30,  DECEMBER 31,    Fav          Fav
(In millions)           2004      2003        (Unfav)      (Unfav)
======================================================================

Receivables.......   $  172.5   $  146.3     $   27.6       18.9%
Inventory.........      138.8      133.6          6.6        4.9%
Other current
 assets...........        1.2        2.1         (0.8)     (38.1%)
                     -------------------------------------------------
Total current
 assets...........      312.5      282.0         33.4       11.8%
Properties and
 equipment,
 net..............      420.8      444.0        (19.6)      (4.4%)
Goodwill and
 other intangible
 assets...........       63.3       65.8         (1.6)      (2.4%)
Other assets .....        2.8        5.3         (2.0)     (37.7%)
                     -------------------------------------------------
Total assets .....   $  799.4   $  797.1     $   10.2        1.3%
                     =================================================

Pre-tax return on
 average total
 assets (trailing
 12 months)......        17.7%      15.4%
======================================================================

During the first six months of 2004, Davison Chemicals' total assets increased by $10.2 million, excluding $7.9 million of unfavorable foreign currency translation. The increase was due primarily to higher accounts receivable, offset by a decrease in properties and equipment. The increase in accounts receivable was primarily due to an overall increase in sales in the second quarter of 2004 compared with the fourth quarter of 2003. Properties and equipment decreased due to depreciation expense and lower capital expenditures as compared with the prior year period, when a major Davison Chemicals plant expansion was completed.

The pre-tax return on average total assets increased by 2.3 percentage points, primarily due to a 46.0% increase in pre-tax operating income.


=========================================================================

                                                $ Change     % Change
                                                (excluding   (excluding
                                                 currency     currency
PERFORMANCE                                     translation) translation)
CHEMICALS                JUNE 30,  DECEMBER 31,     Fav         Fav
(In millions)              2004        2003       (Unfav)    (Unfav)
=========================================================================


Receivables..........   $  220.6   $  196.2     $   26.7       13.6%
Inventory............       85.5       80.9          5.6        6.9%
Other current
   assets............        3.8        5.9         (2.1)     (35.6%)
                        -------------------------------------------------
Total current
  assets.............      309.9      283.0         30.2       10.7%
Properties and
 equipment,
   net...............      192.9      203.2         (8.8)      (4.3%)
Goodwill and
 other intangible
  assets.............       82.6       84.5         (0.6)      (0.7%)
Other assets.........       41.0       38.5          2.0        5.2%
                        -------------------------------------------------
Total assets.........   $  626.4   $  609.2     $   22.8        3.7%
                        =================================================

Pre-tax return on
 average total
 assets (trailing
 12 months)..........       22.5%      18.7%
=========================================================================

Performance Chemicals' total assets increased by $22.8 million, excluding $5.6 million of unfavorable foreign currency translation, primarily due to an increase in receivables, offset by a decrease in properties and equipment. The increase in receivables was caused primarily by record sales in the second quarter of 2004 compared with the fourth quarter of 2003, which is also a low point in this segment's operating cycle. Depreciation expense exceeded new capital spending during the first six months of 2004.

The pre-tax return on average total assets increased by 3.8 percentage points, driven by a 75.5% increase in pre-tax operating income.


---------------------------------------------------------------
FINANCIAL CONDITION
---------------------------------------------------------------

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

Grace is in the process of developing a proposed plan of reorganization that is to be filed with the Bankruptcy Court by October 14, 2004. In such plan, Grace will propose how to resolve its pre-petition liabilities and contingencies, including undisputed trade-related, employee-related and financing-related claims, as well as claims associated with asbestos-related litigation, environmental remediation, tax matters and other claims filed with the Bankruptcy Court that Grace may dispute. The Chapter 11 proceedings, including the proposed plan of reorganization due in October or any revised plan, could result in allowable claims that differ materially from recorded amounts or amounts in Grace's proposed plan. Grace will continue to adjust its estimates of allowable claims as facts come to light during the Chapter 11 process that justify a change, and as Chapter 11 proceedings establish court-accepted measures of Grace's noncore liabilities.

The following sections address Grace's financial condition in more detail and describe the major contingencies that are being addressed as part of the Chapter 11 process.

LIABILITIES AND CONTINGENCIES

Grace has a number of financial exposures originating from past businesses, products and events. These obligations arose from transactions and/or business practices that date back to when Grace was a much larger company, when it produced products or operated businesses that are no longer part of its revenue base, and when government regulations and scientific knowledge were much less advanced than today. The following table summarizes the net noncore liability at June 30, 2004 and December 31, 2003:

===============================================================
NET NONCORE LIABILITIES           JUNE 30,      DECEMBER 31,
(In millions)                      2004            2003
===============================================================
Asbestos-related liabilities..   $  (988.4)     $  (992.3)
Asbestos-related insurance
   receivable ................       264.0          269.4
                               --------------------------------
Asbestos-related liability,
 net..........................      (724.4)        (722.9)
Environmental remediation.....      (329.5)        (332.4)
Postretirement benefits.......      (127.7)        (134.3)
Retained obligations and other       (56.4)         (57.0)
                               --------------------------------
NET NONCORE LIABILITY.........   $(1,238.0)     $(1,246.6)
===============================================================

The resolution of most of these noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. Grace cannot predict with any certainty how, and for what amounts, any of such liabilities will be resolved. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded by Grace at June 30, 2004.

ASBESTOS-RELATED MATTERS

Grace is a defendant in lawsuits relating to previously sold asbestos-containing products. During the six months ended June 30, 2004, Grace had receipts of $5.4 million under settlements with insurance carriers, which offset $3.8 million for the defense and disposition of asbestos-related property damage and bodily injury litigation. At June 30, 2004, Grace's balance sheet reflected a gross asbestos-related liability of $988.4 million ($724.4 million net of insurance). This liability represents management's estimate, based on facts and circumstances existing prior to the Filing and an analysis of new property damage claims received after the Filing, of the undiscounted net cash outflows necessary to satisfy Grace's pending property damage claims for which sufficient information is available, and its pending and projected future bodily injury claims.

Recently, federal legislation has been proposed to address asbestos bodily injury claims. In addition, several states have enacted or proposed legislation affecting asbestos bodily injury claims. At this time, Grace cannot predict what impact any such legislation would have on Grace's asbestos bodily injury liability, related insurance coverage, or its ultimate plan of reorganization.

The Consolidated Balance Sheet at June 30, 2004 includes an asset of $264.0 million pursuant to settlement agreements with those insurance carriers, which related directly to the amount and nature of the recorded asbestos-related liability. The recovery of amounts due from insurance carriers is dependent upon the timing, character and exposure periods of asbestos-related claims. Grace's Chapter 11 proceedings and proposed federal legislation could also affect the timing and amount of Grace's recovery.

Grace intends to address all of its pending and future asbestos-related claims as part of a plan of reorganization under Chapter 11, which Grace is required to file with the Bankruptcy Court by October 14, 2004. Measurement of Grace's asbestos-related liabilities will be materially affected by Bankruptcy Court rulings, the outcome of litigation and negotiations among interested parties, and the ultimate form of the plan of reorganization. See Note 1 to the Consolidated Financial Statements for further discussion of Grace's proposed plan of reorganization.

ENVIRONMENTAL MATTERS

Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations. Grace has expended substantial funds to comply with such laws and regulations and expects to continue to do so in the future. At June 30, 2004, Grace's recorded liability for environmental investigation and remediation costs totaled $329.5 million, as compared with $332.4 million at December 31, 2003. This liability covers both vermiculite and non-vermiculite related matters. The amount is based on funding and/or remediation agreements in place, together with Grace's best estimate of its cost to resolve contamination risks at sites not subject to a formal remediation plan. The decrease in the liability is primarily attributable to ongoing remedial efforts at Grace owned sites. Grace's estimated liability for vermiculite-related remediation at June 30, 2004 was $187.0 million. This liability represents Grace's estimated cost to remediate and/or to reimburse the EPA for remediation activities in and around Libby, Montana related to its former mining activities, and for clean-up of vermiculite processing sites currently or formerly operated by Grace. However, the EPA's cost estimates have changed several times and increased substantially over time. Consequently, Grace's estimated liability may change materially as more information becomes available. Grace's liability for this matter is included in "liabilities subject to compromise" as of June 30, 2004.

At June 30, 2004, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $142.5 million. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. The decrease from December 31, 2003 is related to ongoing remedial efforts at Grace owned sites. This liability also reflects Grace's evaluation of environmental-related claims submitted as part of the Chapter 11 process for which sufficient information was available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially. Grace's liability for this matter is included in "liabilities subject to compromise" as of June 30, 2004.

See Note 12 to the Consolidated Financial Statements for a background description of Grace's vermiculite and non-vermiculite related matters.

DEFINED BENEFIT PENSION PLANS

Grace sponsors defined benefit pension plans for its employees in the United States, Canada and the United Kingdom, and funds government sponsored programs in other countries where it operates. Certain of the Grace sponsored plans are advance-funded and others are pay-as-you-go. The advance-funded plans are administered by trustees who direct the management of the assets and arrange to have obligations paid when due out of a trust. The most significant advance-funded plans cover Grace's salaried employees in the U.S. and employees covered by collective bargaining agreements at certain of its U.S. facilities.

At the December 31, 2003 measurement date for the U.S. advance-funded defined benefit pension plans (the "Plans"), the accumulated benefit obligation ("ABO") was approximately $880 million (as measured under U.S. generally accepted accounting principles and increased by approximately $55 million in the second quarter of 2004 for the results of a recent actuarial experience study). The ABO is measured as the present value (6.25% for December 31, 2003) of vested and non-vested benefits earned from employee service to date, based upon current salary levels. Assets available to fund the ABO at December 31, 2003 were approximately $658 million, or approximately $222 million less than the measured obligation

In July 2004, Grace petitioned the Bankruptcy Court for permission to contribute approximately $20 million to the trusts that hold assets of the Plans. This request is in addition to a $40.0 million contribution approved by the Bankruptcy Court for 2003. The 2004 motion is pending. Although it is Grace's intention to satisfy its obligations under for the Plans and to comply with all of the requirements of the Employee Retirement Income Security Acts of 1974, contributions to the Plans' trusts require Bankruptcy Court approval. There can be no assurance that the Bankruptcy Court will approve the 2004 motion or any other arrangement to satisfy the funding needs of the Plans.

See Note 13 for the components of net periodic pension cost for the second quarter and year-to-date. Grace expects total pension expense for 2004 to be approximately $55 million, and benefit payments to retirees to aggregate between $85.0 million and $90.0 million for all pension programs in 2004. At June 30, 2004, Grace's recorded pension liability for underfunded plans was $386.0 million ($315.6 million included in liabilities not subject to compromise and $70.4 million related to supplemental pension benefits for officers and certain key employees, included in "liabilities subject to compromise") which includes the following components: (1) shortfall between dedicated assets and ABO of underfunded plans ($222.6 million); and (2) ABO of pay-as-you-go plans ($163.4 million).

POSTRETIREMENT BENEFITS

Grace provides certain health care and life insurance benefits for retired employees, a large majority of which pertain to retirees of previously divested businesses. These plans are unfunded and Grace pays the costs of benefits under these plans as they are incurred. Spending under this program was $2.9 million and $5.5 million during the three-month and six-month periods ended June 30, 2004, compared with $2.6 million and $5.7 million during the three-month and six-month periods ended June 30, 2003. Grace's recorded liability for postretirement benefits of $127.7 million at June 30, 2004 is stated at net present value discounted at 6.25%. The continuing payment of these benefits has been approved by the Bankruptcy Court; however, the program would still be subject to the terms of a Chapter 11 reorganization plan.




---------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
---------------------------------------------------------------

CASH RESOURCES AND AVAILABLE CREDIT FACILITIES

At June 30, 2004, Grace had $468.3 million in cash and cash-like assets on hand ($371.7 million in cash and cash equivalents and $96.6 million in net cash value of life insurance). In addition, Grace had access to committed credit facilities aggregating $250.0 million under the DIP facility, of which $215.2 million (net of borrowings, letters of credit, and holdback provisions) was available at June 30, 2004. The term of the DIP facility expires April 1, 2006. Grace believes that these funds and credit facilities will be sufficient to finance its business strategy while in Chapter 11.

CASH FLOW
=============================================================

                                             SIX MONTHS
CORE OPERATIONS                                 ENDED
(In millions)                                  JUNE 30,
=============================================================

                                           2004       2003
                                        ----------- ---------
CASH FLOWS:
Pre-tax operating income...........     $   87.8    $   47.1
Depreciation and amortization......         53.5        50.0
                                        ----------- ---------
PRE-TAX EARNINGS BEFORE DEPRECIATION
    AND AMORTIZATION...............        141.3        97.1
Working capital and other changes..        (28.9)      (30.1)
                                        ----------- ---------
CASH FLOW BEFORE INVESTING.........        112.4        67.0
Capital expenditures...............        (22.5)      (44.8)
Businesses acquired................         --          (2.2)
                                        ----------- ---------
NET CASH FLOW FROM CORE OPERATIONS.     $   89.9    $   20.0
=============================================================

Grace's net cash flow from core operations before investing increased due to higher pre-tax operating income and lower capital expenditures. Working capital and other items remained basically flat and capital expenditures were down as compared with the prior year period. Capital expenditures principally represented spending for routine equipment replacements. A substantial portion of the expenditures during the first half of 2003 were directed toward the construction of new refining catalyst production capacity at Grace's Lake Charles, Louisiana site.

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

==============================================================
                                             SIX MONTHS
NONCORE ACTIVITIES                             ENDED
(In millions)                                 JUNE 30,
==============================================================
                                          2004        2003
                                       -----------------------
CASH FLOWS:
Pre-tax loss from noncore activities   $ (13.8)    $ (14.3)
Non-cash charges...................       13.8        13.4
Cash spending for:
  Asbestos-related litigation, net of
   insurance recovery..............        1.6         4.4
  Environmental remediation........       (2.9)       (6.0)
  Postretirement benefits..........       (5.5)       (5.7)
  Retained obligations and other...       (0.7)       (0.7)
                                       -----------------------
NET CASH OUTFLOW FOR NONCORE
  ACTIVITIES ......................    $   (7.5)   $   (8.9)
==============================================================

See the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements for investing and financing activities for the six months ended June 30, 2004 and 2003.

DEBT AND OTHER CONTRACTUAL OBLIGATIONS

Total debt outstanding at June 30, 2004 was $570.2 million, including $54.4 million of accrued interest on pre-petition debt. As a result of the Filing, Grace is now in default on $502.8 million of pre-petition debt which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of June 30, 2004. The automatic stay provided under the Bankruptcy Code prevents Grace's lenders from taking any action to collect the principal amounts as well as related accrued interest. However, Grace will continue to accrue and report interest on such debt during the Chapter 11 proceedings unless further developments lead management to conclude that it is probable that such interest will be compromised.

See Note 12 to the Consolidated Financial Statements for a discussion of financial assurances.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
Grace had no outstanding derivative financial instruments that qualify for accounting treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" at June 30, 2004. Grace has entered into foreign exchange forward contracts to manage exposure to fluctuations in foreign currency exchange rates on an intercompany loan between Grace and a subsidiary in Germany. (See Note 5 to the Consolidated Financial Statements.) For further information concerning Grace's quantitative and qualitative disclosures about market risk, refer to Notes 13 and 15 in the Consolidated Financial Statements in Grace's 2003 Annual Report on Form 10-K.

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


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2004, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company's periodic filings under the Exchange Act is accumulated and communicated to such officers to allow timely decisions regarding required disclosures. There was no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION
-------------------------------------------------------------------------------


ITEM 1.  LEGAL PROCEEDINGS
-------------------------------------------------------------------------------

Notes 1, 3 and 12 to the interim consolidated financial statements in Part I of this Report are incorporated herein by reference.

On June 17, 2004, a purported class action complaint was filed in the United States District Court for the District of Massachusetts against each member of Grace's Board of Directors, certain current and former officers and employees of Grace, certain Grace benefits administration and investment committees, Fidelity Management Trust Company, State Street Bank & Trust Company, and other "unknown fiduciary defendants" (collectively, the "Defendants"). The complaint was brought on behalf of persons who were participants in, or beneficiaries of, Grace's savings and investment plan, a defined contribution retirement plan under section 401(k) of the Internal Revenue Code (the "S&I Plan"), at any time between July 1, 1999 and February 27, 2004 (the "Class Period"). One of the investment options under the S&I Plan was Grace common stock. The complaint states that the decline in the price of Grace common stock during the Class Period resulted in significant losses to S&I Plan participants. The complaint alleges that the Defendants were fiduciaries of the S&I Plan under the Employee Retirement Income Security Act of 1974 ("ERISA") and that the Defendants breached their fiduciary duties under ERISA by failing to sell or take other appropriate action with regard to Grace common stock held by the S&I Plan during the Class Period, when the Defendants knew or should have known the stock had become an imprudent investment, principally as a result of the risk related to Grace's asbestos-related liabilities; and that the Defendants failed to disclose to S&I Plan participants the risk of investing in Grace common stock. The complaint seeks relief from the Defendants in the form of a monetary payment to the S&I Plan to compensate for losses resulting from the breaches of fiduciary duties outlined above, as well as injunctive and other relief.

Grace believes that prosecution of this class action is stayed by Grace's Chapter 11 proceeding. Grace likely would have an obligation to indemnify the Defendants for any liability arising out of this lawsuit. However, Grace also believes that the allegations are without merit and that any liability arising therefrom would be covered by its fiduciary liability insurance.

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

               15   Accountants' Awareness Letter

               31.1 Certification of Periodic Report by Chief Executive Officer
                    under Section 302 of the Sarbanes-Oxley Act of 2002

               31.2 Certification of Periodic Report by Chief Financial Officer
                    under Section 302 of the Sarbanes-Oxley Act of 2002

               32 Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

          (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the second quarter of 2004:

               April 20, 2004 - Press release announcing Grace's financial results for the quarter ended March 31, 2004.

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

                                               W. R. GRACE & CO.
                                               -----------------
                                                  (Registrant)

Date:  August 9, 2004                          By /s/ Paul J. Norris
                                               ------------------
                                                  Paul J. Norris
                                                  Chairman and
                                                  Chief Executive Officer

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

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.       DESCRIPTION OF EXHIBIT
----------        ----------------------
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