Form 10-Q
period 2004-09-30
W R GRACE & CO
filed 2004-11-05
CIK 1045309

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

66,000,159 shares of Common Stock, $0.01 par value, were outstanding at October
31, 2004.

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

                    Consolidated Statements of Cash Flows                                               I - 3

                    Consolidated Balance Sheets                                                         I - 4

                    Consolidated Statements of Shareholders' Equity (Deficit)                           I - 5

                    Consolidated Statements of Comprehensive Income (Loss)                              I - 5

                    Notes to Consolidated Financial Statements                                     I - 6 to I - 24

Item 2.             Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                         I - 25 to I - 37

Item 3.             Quantitative and Qualitative Disclosures About Market Risk                         I - 38

Item 4.             Controls and Procedures                                                            I - 38

PART II.   OTHER INFORMATION

Item 1.             Legal Proceedings                                                            II - 1 to II - 2

Item 6.             Exhibits and Reports on Form 8-K                                                   II - 2

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of
Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W. R. Grace &
Co. and its subsidiaries as of September 30, 2004, and the related consolidated statements of operations, of shareholders' equity (deficit), and of comprehensive income (loss) for each of the three-month and nine-month periods ended September 30, 2004 and September 30, 2003, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and September
30, 2003. These interim financial statements are the responsibility of the
Company's management.

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

We previously audited in accordance with the standards of the Public Company
Accounting Oversight Board (United States), the consolidated balance sheet as of
December 31, 2003, and the related consolidated statements of operations, of cash flows, of shareholders' equity (deficit) and of comprehensive income (loss)
for the year then ended (not presented herein). Our report, which was modified as to a matter raising substantial doubt about the Company's ability to continue as a going concern, was dated January 27, 2004 (except for Note 1A of the financial statements referred to above, as to which the date is August 6, 2004).
In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
McLean, Virginia
November 1, 2004

                                      I-1

------------------------------------------------------------------------------------------------------------------------------------
W. R. GRACE & CO. AND SUBSIDIARIES                                          THREE MONTHS ENDED             NINE MONTHS ENDED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                              SEPTEMBER 30,                  SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------------------------
In millions, except per share amounts                                      2004            2003           2004           2003
                                                                     ---------------------------------------------------------------

Net sales.........................................................     $    579.9      $   521.0     $   1,670.8    $  1,469.2
                                                                     ---------------------------------------------------------------
Cost of goods sold, exclusive of depreciation and
    amortization shown separately below...........................          361.3          336.5         1,050.6         962.9
Selling, general and administrative expenses, exclusive of
    net pension expense shown separately below....................          106.7           90.0           321.1         276.4
Depreciation and amortization ....................................           26.9           26.1            80.4          76.1
Research and development expenses ................................           13.1           11.9            38.8          40.2
Net pension expense ..............................................           14.3           13.2            41.5          39.9
Interest expense and related financing costs .....................            4.5            4.1            12.3          12.4
Provision for environmental remediation ..........................           20.0           50.0            20.0          52.5
Other (income) expense............................................          (50.5)          (3.1)          (49.1)        (11.0)
                                                                     ---------------------------------------------------------------
                                                                            496.3          528.7         1,515.6       1,449.4
                                                                     ---------------------------------------------------------------
Income (loss) before Chapter 11 expenses, income taxes, and
    minority interest.............................................           83.6           (7.7)          155.2          19.8
Chapter 11 expenses, net .........................................           (4.3)          (2.2)          (11.8)        (11.7)
Provision for income taxes........................................          (28.0)          (0.7)          (51.9)        (14.0)
Minority interest in consolidated entities........................           (3.3)           0.7            (6.4)          0.2
                                                                     ---------------------------------------------------------------
    NET INCOME (LOSS) ............................................     $     48.0      $    (9.9)     $     85.1     $    (5.7)
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER COMMON SHARE............................     $     0.73      $   (0.15)     $     1.30     $   (0.09)

     Average number of basic shares ..............................           65.8           65.6            65.7          65.5

DILUTED EARNINGS (LOSS) PER COMMON SHARE..........................     $     0.72      $   (0.15)     $     1.29     $   (0.09)

     Average number of diluted shares.............................           66.3           65.6            66.0          65.5
------------------------------------------------------------------------------------------------------------------------------------

              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                      I-2

------------------------------------------------------------------------------------------------------------------------------------
W. R. GRACE & CO. AND SUBSIDIARIES                                                                     NINE MONTHS ENDED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                                        SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------------------------
In millions                                                                                         2004               2003
                                                                                             ---------------------------------------

OPERATING ACTIVITIES
Income before Chapter 11 expenses, income taxes, and minority interest...................    $      155.2       $         19.8
Reconciliation to net cash provided by operating activities:
     Depreciation and amortization ......................................................            80.4                 76.1
     Interest accrued on pre-petition debt subject to compromise.........................             8.7                  8.5
     Loss on sales of investments and disposals of assets................................             0.1                  1.0
     Net pension expense.................................................................            41.5                 39.9
     Net gain on litigation settlement...................................................           (50.0)                  --
     Provision for environmental remediation.............................................            20.0                 52.5
     Income from life insurance policies, net............................................            (1.8)                (4.1)
     Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency translation:
         Working capital items...........................................................           (18.7)               (55.7)
         Payments to fund defined benefit pension arrangements...........................           (26.7)               (37.3)
         Payments under postretirement benefit programs..................................            (9.2)                (8.8)
         Expenditures for asbestos-related litigation ...................................            (5.6)                (8.1)
         Proceeds from asbestos-related insurance .......................................             6.0                 11.0
         Expenditures for environmental remediation .....................................            (6.1)                (9.1)
         Expenditures for retained obligations of divested businesses ...................            (0.9)                (1.1)
         Changes in other accruals and non-cash items....................................             3.8                 10.1
                                                                                             ---------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE INCOME TAXES AND CHAPTER
        11 EXPENSES......................................................................           196.7                 94.7
Chapter 11 expenses paid, net ...........................................................            (8.0)               (14.4)
Income taxes paid, net of refunds .......................................................           (21.3)               (16.4)
                                                                                             ---------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................................           167.4                 63.9
                                                                                             ---------------------------------------

INVESTING ACTIVITIES
Capital expenditures for property and equipment..........................................           (40.0)               (65.7)
Businesses acquired, net of cash acquired ...............................................           (53.0)                (3.6)
Investment in life insurance policies....................................................           (13.8)               (11.4)
Proceeds from life insurance policies....................................................            12.5                 10.0
Proceeds from sales of investments and disposals of assets...............................             1.7                  3.7
                                                                                             ---------------------------------------
     NET CASH USED FOR INVESTING ACTIVITIES .............................................           (92.6)               (67.0)
                                                                                             ---------------------------------------

FINANCING ACTIVITIES
Net change in loans secured by cash value of life insurance policies ....................            (3.2)                (2.6)
Borrowings under credit facilities, net of repayments....................................             6.0                  6.5
Borrowings under debtor-in-possession facility, net of fees .............................            (1.6)                46.7
Repayment of borrowings under debtor-in-possession facility..............................              --                (50.0)
Exercise of stock options................................................................             0.8                   --
                                                                                             ---------------------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................................             2.0                  0.6
                                                                                             ---------------------------------------
Effect of currency exchange rate changes on cash and cash equivalents ...................            (0.9)                18.8
                                                                                             ---------------------------------------
     INCREASE IN CASH AND CASH EQUIVALENTS ..............................................            75.9                 16.3
Cash and cash equivalents, beginning of period ..........................................           309.2                283.6
                                                                                             ---------------------------------------
Cash and cash equivalents, end of period ................................................    $      385.1       $        299.9
------------------------------------------------------------------------------------------------------------------------------------

              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                      I-3

----------------------------------------------------------------------------------------------------------------------------
W. R. GRACE & CO. AND SUBSIDIARIES                                                     SEPTEMBER 30,       DECEMBER 31,
CONSOLIDATED BALANCE SHEETS (UNAUDITED)                                                    2004                2003
----------------------------------------------------------------------------------------------------------------------------
In millions, except par value and shares

ASSETS
CURRENT ASSETS
Cash and cash equivalents..........................................................   $        385.1     $        309.2
Trade accounts receivable, less allowance of $5.2 (2003 - $4.6)....................            391.7              331.5
Inventories........................................................................            237.8              214.6
Deferred income taxes..............................................................             14.1               30.8
Other current assets...............................................................            111.4               43.8
                                                                                      --------------------------------------
     TOTAL CURRENT ASSETS .........................................................          1,140.1              929.9

Properties and equipment, net of accumulated depreciation and
     amortization of $1,276.5 (2003 - $1,216.9)....................................            623.9              656.6
Goodwill ..........................................................................             87.5               85.2
Cash value of life insurance policies, net of policy loans.........................             97.1               90.8
Deferred income taxes..............................................................            589.4              587.1
Asbestos-related insurance expected to be realized after one year..................            263.4              269.4
Other assets.......................................................................            285.1              256.2
                                                                                      --------------------------------------
     TOTAL ASSETS .................................................................   $      3,086.5     $      2,875.2
                                                                                      ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
Debt payable within one year.......................................................   $         16.4     $          6.8
Accounts payable...................................................................            127.7              101.8
Income taxes payable...............................................................             25.0               16.6
Other current liabilities..........................................................            197.1              130.2
                                                                                      --------------------------------------
     TOTAL CURRENT LIABILITIES ....................................................            366.2              255.4

Debt payable after one year........................................................              1.3                 --
Deferred income taxes..............................................................             34.1               35.3
Unfunded defined benefit pension liability.........................................            295.9              263.7
Other liabilities..................................................................             73.0               32.3
                                                                                      --------------------------------------
     TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE...................................            770.5              586.7

LIABILITIES SUBJECT TO COMPROMISE - NOTE 2.........................................          2,433.7            2,452.3
                                                                                      --------------------------------------
     TOTAL LIABILITIES.............................................................          3,204.2            3,039.0
                                                                                      --------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock issued, par value $0.01; 300,000,000 shares authorized;
     outstanding: 2004 - 65,901,655 (2003 - 65,558,510)............................              0.8                0.8
Paid-in capital....................................................................            428.9              432.1
Accumulated deficit................................................................            (85.8)            (170.9)
Treasury stock, at cost:  shares: 2004 - 11,078,105 (2003 - 11,421,250)............           (131.8)            (135.9)
Accumulated other comprehensive loss...............................................           (329.8)            (289.9)
                                                                                      --------------------------------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)..........................................           (117.7)            (163.8)
                                                                                      --------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)..........................   $      3,086.5     $      2,875.2
----------------------------------------------------------------------------------------------------------------------------

              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                      I-4

-------------------------------------------------------------------------------------------------------------------------------
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                           ACCUMULATED           TOTAL
                                        COMMON STOCK                                          OTHER           SHAREHOLDERS'
                                             AND          ACCUMULATED       TREASURY      COMPREHENSIVE          EQUITY
IN MILLIONS                            PAID-IN CAPITAL      DEFICIT          STOCK             LOSS             (DEFICIT)
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2004...............  $        431.3   $      (133.8)     $   (133.9)    $     (332.7)      $       (169.1)
Net income...........................            --              48.0            --               --                   48.0
Stock plan activity..................            (1.6)           --               2.1             --                    0.5
Other comprehensive income (loss)....            --              --              --                2.9                  2.9
                                       ----------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2004..........  $        429.7   $       (85.8)     $   (131.8)    $     (329.8)      $       (117.7)
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2003...........  $        432.9   $      (170.9)     $   (135.9)    $     (289.9)      $       (163.8)
Net income...........................            --              85.1            --               --                   85.1
Stock plan activity..................            (3.2)           --               4.1             --                    0.9
Other comprehensive income (loss)....            --              --              --              (39.9)               (39.9)
                                       ----------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2004..........  $        429.7   $       (85.8)     $   (131.8)    $     (329.8)      $       (117.7)
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
W. R. GRACE & CO. AND SUBSIDIARIES                                         THREE MONTHS ENDED            NINE MONTHS ENDED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)            SEPTEMBER 30,                SEPTEMBER 30,
-------------------------------------------------------------------------------------------------------------------------------
In millions                                                              2004           2003          2004           2003
                                                                      ---------------------------------------------------------

NET INCOME (LOSS).................................................    $    48.0     $    (9.9)     $    85.1     $    (5.7)
                                                                      ---------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments..........................          2.9           4.2           (4.6)         53.6
Minimum pension liability adjustments, net of income taxes........           --            --          (35.3)           --
                                                                      ---------------------------------------------------------
Total other comprehensive income (loss)...........................          2.9           4.2          (39.9)         53.6
                                                                      ---------------------------------------------------------
COMPREHENSIVE INCOME (LOSS).......................................    $    50.9     $    (5.7)     $    45.2     $    47.9
-------------------------------------------------------------------------------------------------------------------------------

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
The Debtors have received extensions of their exclusivity period through
November 24, 2004, and extensions of the Debtors' exclusive right to solicit acceptances of a plan of reorganization through January 24, 2005. In connection with this most recent extension, the Debtors were required to file a proposed plan of reorganization by October 14, 2004. On October 25, 2004, the Bankruptcy
Court approved the Debtors' motion to delay filing its proposed plan of reorganization until November 15, 2004. (See "Plan of Reorganization" for more information.)

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

The Debtors' Chapter 11 cases had been assigned to Judge Alfred M. Wolin, a senior U.S. District Court Judge who sat in Newark, New Jersey. Judge Wolin was
presiding over asbestos bodily injury matters and the fraudulent conveyance litigation described below. He assigned the Debtors' other bankruptcy matters to
Judge Judith Fitzgerald, a U.S. bankruptcy judge from the Western District of
Pennsylvania, sitting in Wilmington, Delaware. On May 17, 2004, a federal appeals court recused Judge Wolin and on May 27, 2004, Judge Ronald L.
Buckwalter, a U.S. District Court Judge from the Eastern District of
Pennsylvania, was assigned to the Chapter 11 Cases.

Claims Filings - The Bankruptcy Court established a bar date of March 31, 2003 for claims of general unsecured creditors, asbestos-related property damage claims and medical monitoring claims related to asbestos. The bar date did not apply to asbestos-related bodily injury claims or claims related to Zonolite attic insulation ("ZAI"), which will be dealt with separately.

Approximately 14,900 proofs of claim were filed by the bar date. Of these claims, approximately 9,400 were non-asbestos related, approximately 4,300 were for asbestos-related property damage, and approximately 1,000 were for medical monitoring. In addition, approximately 500 proofs of claim were filed after the bar date.

Approximately 7,000 of the non-asbestos related claims involve claims by employees or former employees for future retirement benefits such as pension and retiree medical coverage. Grace views most of these claims as contingent and expects to propose a plan of reorganization that would retain such benefits. The other non-asbestos related claims include claims for payment for goods and services; taxes; product warranties; principal plus interest under pre-petition credit facilities; amounts due under leases; leases and other executory contracts rejected in the Bankruptcy Court; environmental remediation;
indemnification or contribution from actual or potential co-defendants in asbestos-related and other litigation; pending non-asbestos-related litigation;
and non-asbestos-related personal injury.

The Debtors' analysis indicates that many claims are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of September
30, 2004, the Debtors had filed with the Bankruptcy Court objections to approximately 1,400 claims, most objections of which were non-substantive
(duplicates, no supporting documentation, late filed claims, etc.). Of such claims, 1,025 have been expunged, 31 have been withdrawn, and the remainder are being addressed through dispute resolution procedures approved by the Bankruptcy
Court. The Debtors expect to file objections to a substantial number of additional claims and revise their Filing Date liabilities each quarter to reflect their analysis and evaluation of the claims.

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

Grace believes that its recorded liabilities represent a reasonable estimate of the ultimate allowable amount for claims that are not in dispute or have been submitted with sufficient information to both evaluate merit and estimate the value of the claim. However, because of the uncertainties of the Chapter 11 and litigation process, the in-progress state of Grace's efforts to resolve disputed claims, and the lack of documentation in support of many claims, such recorded liabilities may prove to be insufficient to satisfy all of such claims. As claims are resolved, or where better information becomes available and is evaluated, Grace will make adjustments to the liabilities recorded on its financial statements as appropriate. Any such adjustments could be material to its consolidated financial position and results of operations.

Litigation Proceedings in Bankruptcy Court - In July 2002, the Bankruptcy Court
approved special counsel to represent, at the Debtors' expense, the ZAI claimants in a proceeding to determine certain threshold scientific issues regarding ZAI. On October 18, 2004, the Bankruptcy Court heard oral arguments from the Debtors and the counsel representing the ZAI claimants. The Court indicated that it may require additional proceedings before a decision is issued.

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

On November 29, 2002, Sealed Air and Fresenius each announced that they had reached agreements in principle with such Committees to settle asbestos and fraudulent conveyance claims related to such transactions. Under the terms of the Fresenius settlement, as subsequently revised and subject to certain conditions, Fresenius would contribute $115.0 million to the Debtors' estate as directed by the Bankruptcy Court upon confirmation of the Debtors' plan of reorganization, subject to the fulfillment of specified conditions. In July
2003, the Fresenius settlement was approved by the Bankruptcy Court. Under the terms of the proposed Sealed Air settlement, Sealed Air would make a payment of
$512.5 million (plus interest at 5.5% per annum, commencing on December 21,
2002) and nine million shares of Sealed Air common stock (valued at $417.2 million as of September 30, 2004), as directed by the Bankruptcy Court upon confirmation of the Debtors' plan of reorganization. The Sealed Air settlement has not been agreed to by the Debtors and remains subject to the approval of the
Bankruptcy Court and the fulfillment of specified conditions.

Plan of Reorganization - As noted under "Status of Chapter 11 Proceedings," the
Debtors' were required to submit a proposed plan of reorganization (the "Plan")
by October 14, 2004. In a meeting held on October 14, 2004 among Grace and representatives of the members of the asbestos claimants' committees and the representative for future asbestos claimants (the "FCR"), sufficient progress was made for the parties to conclude that additional negotiations could lead to a consensual Chapter 11 Plan. On October 15, 2004, Grace filed a motion with the
Bankruptcy Court to delay filing the Plan until November 15, 2004. On October
25, 2004, the Bankruptcy Court granted Grace's motion and extended the deadline for filing a Plan until November 15, 2004. During this period, Grace expects to continue negotiations with the FCR, committees representing asbestos claimants, the general unsecured creditors committee, and the committee of equity holders toward a consensual Plan. If negotiations do not lead to the filing of a consensual Plan, Grace is prepared to file its own Plan which would provide for the Bankruptcy Court to determine Grace's asbestos-related liability using litigation and estimation protocols.

Whether Grace proposes its own Plan or a consensual Plan with the support of creditors and equity holders, Grace is likely to make use of Section 524(g) of the Bankruptcy Code to resolve its asbestos-related liabilities. Section 524(g)
requires, among other things, that a trust be established through which all current and future claims would be channeled for resolution, and that at least a majority of the voting securities of the reorganized Grace be owned by, or contingently available to, the trust to resolve such claims.

Grace is reevaluating its asbestos-related liability in light of the requirement to propose a Plan as discussed above. The measure of such liability, and the ultimate net cost to Grace, depends on the resolution of a number of issues that, in the absence of a consensual Plan, must be resolved through Bankruptcy
Court proceedings such as: the definition of an allowed claim; the actual or estimated claims that meet such definition; the value of allowed claims for a variety of medical conditions; the value, if any, of ZAI property damage claims;
the number of properties qualifying for asbestos abatement and the cost of remediation; the method of funding an asbestos trust; the availability of funds under litigation settlement agreements with Sealed Air and Fresenius; and, the availability of insurance and timing of insurance recovery. Grace will address these matters as part of a Plan. Because of these uncertainties, Grace's estimate of the value of its asbestos-related liability may change materially as the bankruptcy process progresses.

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

The Chapter 11 proceedings, including the proposed Plan due in November or any revised Plan, could result in allowable claims that differ materially from recorded amounts or amounts in the proposed Plan. Grace will continue to adjust its estimates of allowable claims as facts come to light during the Chapter 11 process that justify a change, and as Chapter 11 proceedings establish court-accepted measures of Grace's pre-petition liabilities.

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
Further, a plan of reorganization could materially change the amounts and classifications reported in the Consolidated Financial Statements, which do not currently give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization. Pursuant to SOP 90-7, Grace's pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the
Bankruptcy Court. As of September 30, 2004, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation, and other claims). The recorded amounts of such liabilities generally reflect accounting measurements as of the Filing
Date, adjusted as warranted for changes in facts and circumstances, new information obtained in the claims review process, and/or rulings under Grace's
Chapter 11 proceedings subsequent to the Filing. (See Note 2 to the Consolidated
Financial Statements for detail of the liabilities subject to compromise.)
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

The results of operations for the nine-month interim period ended September 30,
2004 are not necessarily indicative of the results of operations that may be realized for the year ending December 31, 2004.

RECLASSIFICATIONS: Certain amounts in prior years' Consolidated Financial
Statements have been reclassified to conform to the 2004 presentation.

FINANCIAL INSTRUMENTS: Grace periodically enters into foreign exchange forward contracts to manage exposure to fluctuations in foreign currency exchange rates.
Such contracts are viewed as risk management tools by Grace and are not used for trading or

speculative purposes. All such instruments are recorded on the balance sheet at fair value with any gain or loss recognized in earnings. The ineffective portion of all hedges, if any, is recognized currently in earnings. (See Note 5.)

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

STOCK INCENTIVE PLANS: SFAS No. 123 permits the Company to follow the measurement provisions of Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees," and not recognize compensation expense for options issued under its stock-based incentive plans. Had compensation cost for the Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the fair value methodology prescribed by SFAS No. 123, the Company's net income and related earnings per share for the three-month and nine-month periods ended September 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated below:

----------------------------------------------------------------------
PRO FORMA EARNINGS
  UNDER SFAS NO. 123             THREE MONTHS          NINE MONTHS
(In millions, except                ENDED                 ENDED
per share amounts)              SEPTEMBER 30,         SEPTEMBER 30,
----------------------------------------------------------------------
                                2004     2003        2004      2003
                              ----------------------------------------
Net income (loss), as
   reported...........        $  48.0   $  (9.9)   $   85.1  $   (5.7)
Deduct:
Total stock-based
  employee
  compensation, net
  of tax effects......             --      (0.4)       (0.1)     (1.1)
                              ----------------------------------------
Pro forma net
  income (loss) (1)...        $  48.0   $ (10.3)   $   85.0  $   (6.8)
                              ========================================
Basic earnings (loss)
  per share:
As reported...........        $   0.73  $ (0.15)   $   1.30  $  (0.09)
Pro forma net
  income (loss) (1) ..        $   0.73  $ (0.16)   $   1.29  $  (0.10)
Diluted earnings (loss)
  per share:
As reported...........        $   0.72  $ (0.15)   $   1.29  $  (0.09)
Pro forma net
  income (loss) (1) ..        $   0.72  $ (0.16)   $   1.29  $  (0.10)
----------------------------------------------------------------------

(1)  Due to Grace's Chapter 11 Filing, these pro forma amounts may not be indicative of future income and earnings per share.

To determine compensation cost under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.
There were no option grants in the nine months ended September 30, 2004 and the year ended December 31, 2003.

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

--------------------------------------------------------------------------------
2.   CHAPTER 11 RELATED FINANCIAL INFORMATION
--------------------------------------------------------------------------------

As a result of the Filing, Grace's Consolidated Balance Sheets separately identify the liabilities that are "subject to compromise." In Grace's case,
"liabilities subject to compromise" represent pre-petition liabilities as determined under U.S. generally accepted accounting principles. Changes to the recorded amount of such liabilities will be based on developments in the Chapter
11 Cases and management's assessment of the claim amounts that will ultimately be allowed by the Bankruptcy Court. Changes to pre-petition liabilities subsequent to the Filing Date reflect: 1) cash payments under approved court orders; 2) the accrual of interest on pre-petition debt at the pre-petition contractual rate; 3) accruals for employee-related programs; and 4) changes in estimates related to pre-petition contingent liabilities.

Components of liabilities subject to compromise are as follows:

-------------------------------------------------------------
(In millions)                  SEPTEMBER 30,    DECEMBER 31,
(Unaudited)                        2004            2003
-------------------------------------------------------------
Debt, pre-petition plus
  accrued interest..........  $      572.8    $      565.2
Asbestos-related liability           986.6           992.3
Income taxes................         201.9           217.9
Environmental remediation            346.3           332.4
Postretirement benefits
  other than pension........         122.9           134.3
Unfunded special pension
  arrangements..............          70.9            69.5
Retained obligations of
  divested businesses.......          56.3            57.0
Accounts payable ...........          31.4            31.9
Other accrued liabilities             44.6            51.8
                              -------------------------------
TOTAL LIABILITIES SUBJECT
  TO COMPROMISE ............  $    2,433.7    $    2,452.3
-------------------------------------------------------------

Set forth below is a reconciliation of the changes in pre-Filing Date liability balances for the period from the Filing Date through September 30, 2004.

-------------------------------------------------------------
(In millions)                                  Cumulative
(Unaudited)                                   Since Filing
-------------------------------------------------------------
Balance, Filing Date......................    $    2,366.0
Cash disbursements and/or reclassifications
  under Bankruptcy Court orders:
      Freight and distribution order......            (5.7)
      Trade accounts payable order........            (9.1)
      Other court orders including employee
         wages and benefits, sales and use
         tax, and customer programs.......          (221.6)
Expense/(income) items:
   Interest on pre-petition debt..........            55.4
   Employee-related accruals..............            13.1
   Change in estimate of asbestos-related
     property damage contingencies........            30.0
   Change in estimate of environmental
     contingencies........................           239.0
   Change in estimate of income tax
     contingencies.......................             (7.7)
  Balance sheet reclassifications.........           (25.7)
                                              ---------------
Balance, end of period....................    $    2,433.7
-------------------------------------------------------------

Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

The Debtors' Chapter 11 expenses for the three-month and nine-month periods ended September 30, 2004 and 2003 consist of:

--------------------------------------------------------------------------------
                                    THREE MONTHS ENDED        NINE MONTHS ENDED
  (In millions)                        SEPTEMBER 30,            SEPTEMBER 30,
--------------------------------------------------------------------------------
                                     2004         2003        2004         2003
                                  ----------------------------------------------
Legal and financial advisory
   fees.....................      $    4.9     $   2.3     $   13.0     $  12.0
Interest income ............          (0.6)       (0.1)        (1.2)       (0.3)
                                  ----------------------------------------------
Chapter 11 expenses,
   net......................      $    4.3     $    2.2    $   11.8     $  11.7
--------------------------------------------------------------------------------

Pursuant to SOP 90-7, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.

Condensed financial information of the Debtors is presented below:

--------------------------------------------------------------------------------
W. R. GRACE & CO. - CHAPTER 11 FILING ENTITIES
   DEBTOR-IN-POSSESSION STATEMENTS OF
   OPERATIONS                                         NINE MONTHS ENDED
(In millions) (Unaudited)                               SEPTEMBER 30,
--------------------------------------------------------------------------------
                                                    2004              2003
                                              ----------------------------------
Net sales, including intercompany..........   $       865.3     $       761.5
                                              ----------------------------------
Cost of goods sold, including intercompany,
   exclusive of depreciation and amortization
   shown separately below..................           583.5             525.6
Selling, general and administrative expenses,
   exclusive of net pension expense shown
   separately below........................           191.2             165.7
Research and development
    expenses...............................            26.2              29.6
Depreciation and amortization..............            42.4              46.2
Net pension expense........................            36.5              36.1
Interest expense and related financing costs           11.9              12.2
Other (income) expense.....................           (79.7)            (44.3)
Provision for environmental remediation....            20.0              52.5
                                              ----------------------------------
                                                      832.0             823.6
                                              ----------------------------------
Income (loss) before Chapter 11 expenses,
   income taxes, and equity in net income of
   non-filing entities.....................            33.3             (62.1)
Chapter 11 expenses, net...................           (11.8)            (11.7)
Benefit from (provision for)
   income taxes............................           (21.7)              6.1
                                              ----------------------------------
Income (loss) before equity in net income of           (0.2)            (67.7)
   non-filing entities.....................
Equity in net income of non-filing entities            85.3              62.0
                                              ----------------------------------
NET INCOME (LOSS) .........................   $        85.1     $        (5.7)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
W. R. GRACE & CO. - CHAPTER 11 FILING ENTITIES
    DEBTOR-IN-POSSESSION CONDENSED STATEMENTS OF
    CASH FLOWS                                            NINE MONTHS ENDED
(In millions) (Unaudited)                                   SEPTEMBER 30,
--------------------------------------------------------------------------------
                                                       2004             2003
                                                  ------------------------------
OPERATING ACTIVITIES
Income (loss) before Chapter 11 expenses, income
   taxes, and equity in net income of non-filing
   entities...................................... $     33.3       $    (62.1)
Reconciliation to net cash provided by (used for)
   operating activities:
    Non-cash items, net..........................       19.4            104.1
    Contributions to defined benefit pension
       plans.....................................      (23.1)           (32.8)
    Changes in other assets and liabilities,
       excluding the effect of businesses
       acquired/divested.........................      (14.6)            78.1
                                                  ------------------------------
NET CASH PROVIDED BY (USED FOR) OPERATING
   ACTIVITIES....................................       15.0             87.3

NET CASH PROVIDED BY (USED FOR) INVESTING
   ACTIVITIES....................................       41.1(1)         (32.9)

NET CASH PROVIDED BY (USED FOR) FINANCING
   ACTIVITIES....................................       (4.0)            (5.9)
                                                  ------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS...................................       52.1             48.5
Cash and cash equivalents, beginning of period...      120.5             56.8
                                                  ------------------------------
Cash and cash equivalents, end of period......... $    172.6       $    105.3
--------------------------------------------------------------------------------
(1)  Includes $97.4 million of principal payments on a loan from the Debtors to a Grace subsidiary in Germany (see Note 5) and a $49.4 million investment to fund the acquisition of Alltech International Holdings, Inc.

--------------------------------------------------------------------------------
W. R. GRACE & CO. -
    CHAPTER 11 FILING ENTITIES
    DEBTOR-IN-POSSESSION BALANCE SHEETS       SEPTEMBER 30,      DECEMBER 31,
(In millions) (Unaudited)                         2004                2003
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents .................   $      172.6      $       120.5
Trade accounts receivable, net ............          117.0               99.6
Receivables from non-filing entities, net..           66.8               46.2
Inventories................................           76.7               81.2
Other current assets.......................           93.2               53.9
                                              ----------------------------------
TOTAL CURRENT ASSETS.......................          526.3              401.4

Properties and equipment, net..............          359.9              383.9
Cash value of life insurance
    policies, net of policy loans..........           97.1               90.8
Deferred income taxes .....................          589.0              587.9
Asbestos-related insurance expected to be
    realized after one year................          263.4              269.4
Loans receivable from non-filing entities,
    net....................................          390.6              448.0
Investment in non-filing entities..........          417.0              303.6
Other assets...............................           93.5               92.7
                                              ----------------------------------
TOTAL ASSETS...............................   $    2,736.8      $     2,577.7
--------------------------------------------------------------------------------

                                      I-12

--------------------------------------------------------------------------------
                                             SEPTEMBER 30,       DECEMBER 31,
(In millions) (Unaudited)                        2004                2003
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
Current liabilities..................     $       158.6        $        98.0
Other liabilities....................             262.2                191.2
                                          --------------------------------------
 TOTAL LIABILITIES NOT SUBJECT TO
  COMPROMISE.........................             420.8                289.2

LIABILITIES SUBJECT TO
  COMPROMISE.........................           2,433.7              2,452.3
                                          --------------------------------------
TOTAL LIABILITIES....................           2,854.5              2,741.5

SHAREHOLDERS' EQUITY (DEFICIT) ......            (117.7)              (163.8)
                                          --------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT) ..................     $     2,736.8        $     2,577.7
--------------------------------------------------------------------------------

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

Approximately 4,300 additional property damage claims were filed prior to the
March 31, 2003 claims bar date established by the Bankruptcy Court. Such claims were reviewed in detail by Grace, categorized into claims with sufficient information to be evaluated or claims that require additional information and, where sufficient information existed, the cost of resolution was estimated.
(Approximately 170 claims contained insufficient information to permit an evaluation.) As a result of such review, and after considering the factors described above, Grace recorded a $30.0 million liability in the fourth quarter of 2003 as its estimated cost of resolving such additional claims.

                                      I-13

Eight of the ZAI cases were filed as class action lawsuits in 2000 and 2001. In addition, two class action lawsuits were filed in October 2004 with respect to homes in Canada. These cases seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. The plaintiffs assert that this product is in millions of homes and that the cost of removal could be several thousand dollars per home. As a result of the Filing, these cases have been transferred to the Bankruptcy Court. Based on Grace's investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that the product was and continues to be safe for its intended purpose and poses little or no threat to human health. In July 2002, the Bankruptcy Court approved special counsel to represent, at the Debtors' expense, the ZAI claimants in a proceeding to determine certain threshold scientific issues regarding ZAI. The parties have completed discovery with respect to these threshold issues and have filed motions asking the Bankruptcy Court to resolve a number of important legal and factual issues regarding the ZAI claims. On October 18, 2004, the Bankruptcy
Court heard oral arguments from the Debtors and the counsel representing the ZAI claimants. The Court indicated that it may require additional proceedings before a decision is issued.

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

ASBESTOS-RELATED LIABILITY

The total asbestos-related liability balances as of September 30, 2004 and
December 31, 2003 were $986.6 million and $992.3 million, respectively. The decrease in the liability is due to the payment of ongoing post-Filing administrative costs relating to claims management and defense costs permitted by the Bankruptcy Court. The recorded liability is included in "liabilities subject to compromise."

The liability covers indemnity and defense costs for pending and projected future bodily injury claims as of the Filing Date, and pending property damage claims for which sufficient information was available to evaluate and estimate probable resolution costs, including the new property damage claims submitted prior to the March 31, 2003 bar date. Since the Filing, Grace is aware that bodily injury claims have been filed against co-defendant companies at higher than historical rates, and that the cost incurred by such companies to resolve asbestos-related cancer claims has increased. Grace believes that had it not filed for Chapter 11 reorganization, it likely would have received thousands more claims than it had previously projected, and that the cost to resolve asbestos-related cancer claims would have been higher than projected. Grace is in the process of reevaluating its asbestos-related liability as part of its efforts to prepare a plan of reorganization, and, absent a negotiated settlement, Grace will likely propose a litigation and estimation protocol for measuring the allowed claims under Chapter 11. Accordingly, the actual amount of
Grace's asbestos-related liability could differ materially from the recorded liability.

Recently, federal legislation has been proposed to address asbestos-related bodily injury litigation. In addition, several states have enacted or proposed legislation affecting asbestos-related bodily injury litigation. At this time,
Grace cannot predict what impact any such legislation would have on Grace's

                                      I-14

asbestos-related bodily injury liability or its ultimate plan of reorganization.

ASBESTOS INSURANCE

Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. Insurance coverage for asbestos-related liabilities has not been commercially available since 1985. Grace has settled with and has been paid by all but one of its primary insurance carriers with respect to both property damage and bodily injury cases and claims. Grace has also settled with its excess insurance carriers that wrote policies available for property damage cases; those settlements involve amounts paid and to be paid to Grace. Grace believes that certain of these settlements may cover ZAI claims, as well as other property damage claims. In addition, Grace believes that additional coverage for ZAI claims may exist under excess insurance policies not subject to settlement agreements. Grace has settled with excess insurance carriers that wrote policies available for bodily injury claims in layers of insurance that Grace believes may be reached based on its current estimates.

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

--------------------------------------------------------------------------------
4. ACQUISITIONS AND JOINT VENTURES
--------------------------------------------------------------------------------

In 2004, Grace completed three business combinations for a total cash cost of
$53.0 million as follows:

o    In July 2004, Grace, through its German subsidiary, acquired GROM ANALYTIK
     + HPLC GmbH, a leader in column packing technology and services designed for high performance small molecule applications.

o    In August 2004, Grace, through its subsidiary The Separations Group, acquired Alltech International Holdings, Inc., a global manufacturer and supplier of chromatography products.

o    In August 2004, Grace, through its Belgium subsidiary, acquired Pieri
     Benelux NV. Pieri Benelux had been the exclusive distributor of Grace's line of Pieri products for architectural concrete in Benelux since the early 1980s.

Goodwill recognized in those transactions amounted to $5.1 million, of which
$3.6 million was assigned to Davison Chemicals and $1.5 million was assigned to
Performance Chemicals.

In 2003, Grace completed two business combinations for a total cash cost of $3.6 million as follows:

o    In April 2003, Grace, through its subsidiary The Separations Group, acquired the business and assets of MODcol Corporation, a manufacturer of preparative chromatography columns and provider of custom column packaging services.

o    In July 2003, Grace, through its subsidiary The Separations Group, acquired the chromatography business of Argonaut Technologies, Inc., which had been marketed under the Jones Chromatography name.

Goodwill recognized in those transactions amounted to $0.7 million, which was assigned to Davison Chemicals.

--------------------------------------------------------------------------------
5.   OTHER (INCOME) EXPENSE
--------------------------------------------------------------------------------

Components of other (income) expense are as follows:

--------------------------------------------------------------------------------
OTHER (INCOME)                       THREE MONTHS              NINE MONTHS
   EXPENSE                               ENDED                    ENDED
(In millions)                        SEPTEMBER 30,            SEPTEMBER 30,
--------------------------------------------------------------------------------
                                   2004         2003        2004         2003
                                ------------------------------------------------
Investment loss (income)....    $    0.4     $   0.2     $   (1.8)    $  (4.1)
Interest income ............        (0.7)       (0.9)        (3.0)       (3.4)
Net loss (income) on sale of
   investments and disposals
   of assets................        (0.2)        0.1          0.1         1.0
Tolling revenue.............        (0.2)       (0.2)        (0.7)       (0.9)
Translation effects -
   intercompany loan ........       (2.3)         --         (1.2)         --
Value of currency hedges ....        2.3          --         11.6          --
Foreign currency transaction
   effects ..................        2.8        (0.4)         2.2         2.9
Net gain on litigation
   settlement ...............      (50.0)         --        (50.0)         --
Other miscellaneous loss
   (income) .................       (2.6)       (1.9)        (6.3)       (6.5)
                                ------------------------------------------------
Total other (income) expense.   $  (50.5)    $  (3.1)    $  (49.1)    $ (11.0)
--------------------------------------------------------------------------------

                                      I-15

In March 2004, Grace began accounting for currency fluctuations on a Euro 293 million intercompany loan between Grace's subsidiaries in the United States and
Germany as a component of operating results instead of as a component of other comprehensive income. The change was prompted by new tax laws in Germany and
Grace's cash flow planning for its Chapter 11 reorganization, which indicated
that it is no longer reasonable to consider this loan as part of the permanent capital structure in Germany. The effect of the change in exchange rates related to this loan for the three months and nine months ended September 30, 2004 was
$2.3 million and $1.2 million favorable, respectively.

In May 2004, Grace entered into a series of foreign currency hedge agreements to mitigate future currency fluctuations on the remaining loan balance. These hedge agreements have varying rates on notional amounts that coincide with loan repayments due periodically through June 2005. In 2004, Euro 81 million of loan principal was repaid. For the nine months ended September 30, 2004, an $11.6 million hedge loss was recognized, offset by a $1.2 million foreign currency gain.

In September 2004, Grace recorded a net gain of $50.0 million as a result of the settlement of litigation with Honeywell International, Inc. related to environmental contamination of a non-operating parcel of land.

--------------------------------------------------------------------------------
6.   OTHER BALANCE SHEET ACCOUNTS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                               SEPTEMBER 30,     DECEMBER 31,
(In millions)                                      2004              2003
--------------------------------------------------------------------------------
INVENTORIES
Raw materials...............................   $      57.2       $      53.5
In process..................................          36.4              35.8
Finished products...........................         152.4             134.0
General merchandise.........................          30.1              29.4
Less:  Adjustment of certain inventories to
   a last-in/first-out (LIFO) basis.........         (38.3)            (38.1)
                                               ---------------------------------
                                               $     237.8       $     214.6
--------------------------------------------------------------------------------
OTHER ASSETS
Deferred pension costs......................   $     113.1       $     115.9
Deferred charges ...........................          47.5              45.7
Long-term receivables, less  allowances
   of $0.7 (2003 - $0.7)....................           9.0               9.2
Patents, licenses and other intangible
   assets, net..............................          94.1              65.1
Pension-unamortized prior service
   cost.....................................          20.7              19.8
Investments in unconsolidated
   affiliates and other.....................           0.7               0.5
                                               ---------------------------------
                                               $     285.1       $     256.2
--------------------------------------------------------------------------------
OTHER CURRENT LIABILITIES
Accrued compensation........................   $      80.5       $      48.5
Deferred tax liability......................           1.5               1.5
Customer volume rebates.....................          24.5              28.1
Accrued commissions.........................          10.0               9.8
Accrued reorganization fees.................          10.7               6.9
Other accrued liabilities ..................          69.9              35.4
                                               ---------------------------------
                                               $     197.1       $     130.2
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
7.   LIFE INSURANCE
--------------------------------------------------------------------------------

Grace is the beneficiary of life insurance policies on certain current and former employees with a net cash surrender value of $97.1 million and $90.8 million at September 30, 2004 and December 31, 2003, respectively. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years.

                                      I-16

The following table summarizes activity in these policies for the nine months ended September 30, 2004 and 2003, and components of the net cash value at
September 30, 2004 and December 31, 2003:

--------------------------------------------------------------------------------
LIFE INSURANCE -
   ACTIVITY SUMMARY                                 NINE MONTHS ENDED
(In millions)                                         SEPTEMBER 30,
--------------------------------------------------------------------------------
                                              2004                 2003
                                         ---------------------------------------
Earnings on policy assets...........     $        24.0        $         28.9
Interest on policy loans............             (22.2)                (24.8)
Premiums............................               2.4                   2.4
Policy loan repayments..............               3.2                   2.6
Net investing activity..............              (1.1)                 (1.0)
                                         ---------------------------------------
Change in net cash value............     $         6.3        $          8.1
--------------------------------------------------------------------------------
Tax-free proceeds received..........     $        12.5        $         10.0
--------------------------------------------------------------------------------
COMPONENTS OF                              SEPTEMBER 30,        December 31,
   NET CASH VALUE                              2004                2003
--------------------------------------------------------------------------------
Gross cash value....................     $       478.8        $        478.5
Principal - policy loans............            (368.7)               (365.3)
Accrued interest - policy
   loans............................             (13.0)                (22.4)
                                         ---------------------------------------
Net cash value......................     $        97.1        $         90.8
--------------------------------------------------------------------------------
Insurance benefits in force.........     $     2,191.3        $      2,213.1
--------------------------------------------------------------------------------

Grace's financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

Grace has reached an agreement with the Internal Revenue Service (the "IRS") to settle tax contingencies with respect to certain of these life insurance policies and, as part of that agreement, to terminate such policies in early
2005. If termination had occurred as of September 30, 2004, Grace would have received approximately $20 million in net cash value (gross cash value would have been reduced by approximately $378 million and policy loans of approximately $358 million would have been satisfied). In addition, Grace's insurance benefits in force would have been reduced by approximately $2,002 million to approximately $190 million. (See Note 12 for additional information on the agreement.)

--------------------------------------------------------------------------------
8.   DEBT
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
COMPONENTS OF DEBT                         SEPTEMBER 30,       DECEMBER 31,
(In millions)                                  2004                2003
--------------------------------------------------------------------------------
DEBT PAYABLE WITHIN ONE YEAR
DIP facility.........................   $         --          $         --
Other short-term borrowings..........             16.4                  6.8
                                      ------------------------------------------
                                        $         16.4        $         6.8
                                      ==========================================
DEBT PAYABLE AFTER ONE YEAR
DIP facility ........................   $         --          $         --
Other long-term borrowings..........               1.3                  --
                                      ------------------------------------------
                                        $          1.3        $         --
                                      ==========================================
DEBT SUBJECT TO COMPROMISE
Bank borrowings......................   $        500.0        $       500.0
Other borrowings.....................             15.1                 16.2
Accrued interest.....................             57.7                 49.0
                                      ------------------------------------------
                                        $        572.8        $       565.2
                                      ==========================================
Annualized weighted average interest
   rates on total debt...............              2.4%                 2.1%
--------------------------------------------------------------------------------

In April 2001, the Debtors entered into the DIP facility for a two-year term in the aggregate amount of $250 million. The DIP facility is secured by a priority lien on substantially all assets of the Debtors, and bears interest based on
LIBOR. The Debtors have extended the term of the DIP facility through April 1,
2006. Grace had no outstanding borrowings under the DIP facility as of September
30, 2004; however, $27.9 million of standby letters of credit were issued and outstanding under the facility. The letters of credit, which reduce available funds under the facility, were issued mainly for trade-related matters such as performance bonds, and certain insurance and environmental matters. (See Note 12 for additional information on Grace's financial assurances.)

--------------------------------------------------------------------------------
9.   SHAREHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

The Company is authorized to issue 300,000,000 shares of common stock. Of the common stock unissued on September 30, 2004, approximately 8,175,798 shares were reserved for issuance pursuant to stock option and other stock incentive plans.
In the nine months ended September 30, 2004 and the year ended December 31,
2003, Grace did not grant any stock options.

For additional information, see Notes 15 and 17 to the Consolidated Financial
Statements in Grace's 2003 Form 10-K/A.

                                      I-17

--------------------------------------------------------------------------------
10.  EARNINGS PER SHARE
--------------------------------------------------------------------------------

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

--------------------------------------------------------------------------------
EARNINGS (LOSS)
  PER SHARE
(In millions, except per share      THREE MONTHS ENDED      NINE MONTHS ENDED
amounts)                              SEPTEMBER 30,           SEPTEMBER 30,
--------------------------------------------------------------------------------
                                     2004        2003        2004        2003
                                 -----------------------------------------------
NUMERATORS
  Net income (loss).............  $   48.0    $  (9.9)    $   85.1    $  (5.7)
                                 ===============================================
DENOMINATORS
  Weighted average
   common shares -
   basic calculation ...........      65.8       65.6         65.7       65.5

  Dilutive effect
   of employee
   stock options ...............       0.5       --            0.3       --
                                 -----------------------------------------------
  Weighted average
   common shares
   diluted calculation..........      66.3       65.6         66.0       65.5
                                 ===============================================
BASIC EARNINGS (LOSS)
    PER  SHARE..................  $   0.73    $ (0.15)    $   1.30   $  (0.09)
                                 ===============================================
DILUTED EARNINGS (LOSS)
   PER SHARE....................  $   0.72    $ (0.15)    $   1.29   $  (0.09)
--------------------------------------------------------------------------------

As a result of loss incurred during the three months and nine months ended
September 30, 2003, employee compensation shares of approximately 200,000 and
100,000, respectively, were excluded from the diluted loss per share calculation because their effect would have been antidilutive.

--------------------------------------------------------------------------------
11.  COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

The table below presents the pre-tax, tax and after tax amounts of Grace's other comprehensive income (loss) for the three months and nine months ended September
30, 2004 and 2003:

--------------------------------------------------------------------------------
THREE MONTHS ENDED                                                   AFTER-
  SEPTEMBER 30, 2004                  PRE-TAX          TAX             TAX
  (In millions)                       AMOUNT         BENEFIT         AMOUNT
--------------------------------------------------------------------------------
Foreign currency translation
  adjustments...................   $      2.9     $      --       $      2.9
                                  ----------------------------------------------
Other comprehensive income (loss)  $      2.9     $      --       $      2.9
--------------------------------------------------------------------------------
NINE MONTHS ENDED                                                    AFTER-
  SEPTEMBER 30, 2004                  PRE-TAX          TAX             TAX
  (In millions)                       AMOUNT         BENEFIT         AMOUNT
--------------------------------------------------------------------------------
Minimum pension
  liability.....................   $    (54.3)    $     19.0      $    (35.3)
Foreign currency translation
  adjustments...................         (4.6)          --              (4.6)
                                  ----------------------------------------------
Other comprehensive income (loss)  $    (58.9)    $     19.0      $    (39.9)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
THREE MONTHS ENDED                                                   AFTER-
  SEPTEMBER 30, 2003                  PRE-TAX          TAX             TAX
  (In millions)                       AMOUNT         BENEFIT         AMOUNT
--------------------------------------------------------------------------------
Foreign currency translation       $      4.2     $     --        $      4.2
  adjustments...................
                                  ----------------------------------------------
Other comprehensive income (loss)  $      4.2     $     --        $      4.2
--------------------------------------------------------------------------------
NINE MONTHS ENDED                                                    AFTER-
  SEPTEMBER 30, 2003                  PRE-TAX          TAX             TAX
  (In millions)                       AMOUNT         BENEFIT         AMOUNT
--------------------------------------------------------------------------------
Foreign currency translation
  adjustments...................   $     53.6     $     --        $     53.6
                                  ----------------------------------------------
Other comprehensive income (loss)  $     53.6     $     --        $     53.6
--------------------------------------------------------------------------------

The table below presents the components of Grace's accumulated other comprehensive loss at September 30, 2004 and December 31, 2003:

--------------------------------------------------------------------------------
COMPONENTS OF ACCUMULATED OTHER
   COMPREHENSIVE LOSS                     SEPTEMBER 30,         DECEMBER 31,
(In millions)                                 2004                 2003
--------------------------------------------------------------------------------
Minimum pension liability .........     $      (300.7)        $      (265.4)
Foreign currency translation ......             (29.1)                (24.5)
                                      ------------------------------------------
Accumulated other comprehensive
   loss............................     $      (329.8)        $      (289.9)
--------------------------------------------------------------------------------

Grace is a global enterprise that operates in over 40 countries with local currency generally deemed to be the functional currency for accounting purposes.
The foreign currency translation amount represents the adjustment necessary to translate the balance sheets valued in local currencies to the U.S. dollar as of the end of each period presented. The change in foreign currency translation at
September 30, 2004 compared

with December 31, 2003 is due to the strengthening of the U.S. dollar against most other reporting currencies.

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
These liabilities are evaluated based on currently available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, existing technology, prior experience in contaminated site remediation and the apportionment of costs among potentially responsible parties. Grace expects that the funding of environmental remediation activities will be affected by the Chapter 11 proceedings; any such effect could be material. Grace's environmental liabilities are included in "liabilities subject to compromise" as of September 30, 2004. At September 30, 2004, Grace's
estimated liability for environmental investigative and remediation costs totaled $346.3 million, compared with $332.4 million at December 31, 2003. This liability covers both vermiculite and non-vermiculite related matters. The amount is based on funding and/or remediation agreements in place and Grace's best estimate of the cost to remediate sites not subject to a formal remediation plan.

During the three-month period ended September 30, 2004, Grace recorded a $20.0 million increase in its estimated liability for vermiculite-related environmental costs to reflect Grace's current understanding of the timeframe and related costs necessary to remediate properties in and around Libby,
Montana.

Grace's net expenditures charged against previously established reserves for the nine months ended September 30, 2004 and 2003 were $6.1 million and $9.1 million, respectively.

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

As a result of such ruling and Grace's analysis of estimated remediation costs at vermiculite processing sites currently or formerly operated by Grace, Grace estimates its total liability for vermiculite-related matters to be $205.3 million at September 30, 2004. Grace's estimate of expected costs is based on public comments regarding the EPA's spending plans, discussions of spending forecasts with EPA representatives, and analysis of other information made available from the EPA. The EPA's cost estimates have changed several times and increased substantially over time. Consequently, Grace's estimate may change materially as more information becomes available. Grace's liability for this matter is included in "liabilities subject to compromise."

Non-Vermiculite Related Matters

At September 30, 2004, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities, which includes approximately 20 owned and 50 non-owned sites, was $141.0 million. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. This liability also reflects Grace's evaluation of environmental-related claims submitted as part of the Chapter 11 process for which sufficient information was available to evaluate the extent of any possible liability. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially. Grace's liability for these matters is included in "liabilities subject to compromise."

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

TAX MATTERS

Grace has received the examination report from the IRS for tax periods 1993 through 1996 asserting, in the aggregate, approximately $114 million of proposed tax adjustments, plus accrued interest. The most significant contested issue addressed in such report concerns corporate-owned life insurance ("COLI")
policies and is discussed below. Other proposed IRS tax adjustments include
Grace's tax position regarding research and development credits, the reporting of certain divestitures and other miscellaneous proposed adjustments. Grace's federal tax returns covering periods 1997 and forward are either under examination by the IRS or open for future examination. As a consequence of any finally determined federal tax adjustments, Grace will be liable for additional state taxes plus interest accrued thereon. Grace believes that the impact of probable tax return adjustments are adequately recognized as liabilities at
September 30, 2004. Any cash payment as a result of such adjustment would be subject to Grace's Chapter 11 proceedings.

In 1988 and 1990, Grace acquired COLI policies on the lives of certain of its employees as part of a strategy to fund the cost of postretirement employee health care benefits and other long-term liabilities. COLI premiums have been funded in part by loans issued against the cash surrender value of the COLI policies. The IRS challenged deductions of interest on loans secured by COLI policies for years prior to 1999. In 2000, Grace paid $21.2 million of tax and interest related to this issue for tax years 1990 through 1992. Subsequent to
1992, Grace deducted $163.2 million in interest attributable to COLI policy loans.

Grace has agreed with the IRS on a settlement amount and certain other terms pertaining to this matter (the "COLI Settlement"), and on October 13, 2004 the
Bankruptcy Court authorized Grace to enter into a settlement agreement. Grace anticipates executing a closing agreement (the "Closing Agreement") with the

IRS in the first quarter of 2005. Pursuant to the Closing Agreement, the government will allow 20% of the aggregate amount of the COLI interest deductions and Grace will owe federal income tax and interest with respect to the remaining 80% of the COLI interest deductions disallowed. In addition, Grace will terminate the COLI policies and include 20% of the gain realized in taxable income, with the government exempting 80% of such gain from tax. As a result of the settlement, Grace adjusted its 2004 expected tax rate to reflect (1) the release of $18.2 million of tax reserves and (2) the addition of $20.8 million in tax expense on the additional income that will be generated by the termination of COLI policies. In addition, assuming that the COLI policies were terminated on September 30, 2004, Grace would have recorded taxable income of
$59 million and received $20 million in cash proceeds. It is anticipated that
Grace will apply its net operating loss carryforwards to offset the taxable income generated from terminating the COLI policies, although alternative minimum taxes may apply.

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

FINANCIAL ASSURANCES

At September 30, 2004, Grace had gross financial assurances issued and outstanding of $252.5 million, comprised of $137.1 million of gross surety bonds issued by various insurance companies and $115.4 million of standby letters of credit and other financial assurances issued by various banks. Of the standby letters of credit, $18.8 million act as collateral for surety bonds, thereby reducing Grace's overall obligations under its financial assurances to a net amount of $233.7 million. These financial assurances were established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. Of the net amount of $233.7 million of financial assurances, approximately $8.9 million were issued by non-Debtor entities and $224.8 million were issued by the
Debtors. Of the amounts issued by the Debtors, approximately $191.1 million were issued before the Filing Date, with the remaining $33.7 million being subsequent to the Filing, of which $27.9 million was issued under the DIP facility.

ACCOUNTING FOR CONTINGENCIES

Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. generally accepted accounting principles. As a result of the
Filing, claims related to certain of the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" on the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded by Grace at September 30, 2004.

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

Grace also provides, through nonqualified plans, supplemental pension benefits in excess of qualified plan limits imposed by federal tax law. These plans cover officers and certain key employees and serve to increase the combined pension amount to the level that they otherwise would have received under the qualified plans in the absence of such limits. The nonqualified plans are unfunded and
Grace pays the costs of benefits as they are incurred.

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

In December 2003, President Bush signed the Medicare Prescription Drug,
Improvement and Modernization Act of 2003 (the "Act") into law. The Act introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to companies that provide a benefit that is at least actuarially equivalent (as defined in the Act) to Medicare Part D. At this time, the Company does not believe that the prescription drug benefit under its postretirement health care plan is actuarially equivalent to the Medicare Part D benefit. Therefore, the Company does not anticipate receiving a federal subsidy.

The components of net periodic benefit cost for the three months and nine months ended September 30, 2004 and 2003 are as follows:

--------------------------------------------------------------------------------
COMPONENTS OF NET
   PERIODIC BENEFIT
   COST                                       THREE MONTHS ENDED
(In millions)                                    SEPTEMBER 30,
--------------------------------------------------------------------------------
                                         2004                      2003
                             ---------------------------------------------------
                                 PENSION        OPEB        Pension       OPEB
                             ---------------------------------------------------
Service cost..............     $   3.6      $   0.1       $   2.5      $   0.2
Interest cost.............        14.9          1.5          14.3          2.1
Expected return on
 plan assets..............       (12.9)          --         (11.4)          --
Amortization of prior
  service cost............         1.3         (3.2)          1.3         (3.1)
Amortization of unrecognized
  actuarial loss..........         4.4          0.5           4.5          1.0
                             ---------------------------------------------------
NET U.S. PERIODIC BENEFIT
  COST ...................        11.3         (1.1)         11.2          0.2
Foreign and other ........         3.0           --           2.0           --
                             ---------------------------------------------------
NET EXPENSE ..............     $  14.3      $  (1.1)      $  13.2      $   0.2
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
COMPONENTS OF NET
   PERIODIC BENEFIT
   COST                                        NINE MONTHS ENDED
(In millions)                                    SEPTEMBER 30,
--------------------------------------------------------------------------------
                                        2004                      2003
                             ---------------------------------------------------
                                 PENSION       OPEB       Pension        OPEB
                             ---------------------------------------------------
Service cost..............     $  10.6      $   0.4     $   7.5       $   0.6
Interest cost.............        44.6          5.0        42.4           6.5
Expected return on plan
  assets..................       (38.0)          --       (33.4)           --
Amortization of prior
  service cost............         4.0         (9.5)        4.1          (9.5)
Amortization of unrecognized
  actuarial loss..........        13.2          1.9        13.9           3.0
                             ---------------------------------------------------
NET U.S. PERIODIC BENEFIT
  COST ...................        34.4         (2.2)       34.5           0.6
Foreign and other ........         7.1           --         5.4            --
                             ---------------------------------------------------
NET EXPENSE ..............     $  41.5      $  (2.2)    $  39.9       $   0.6
--------------------------------------------------------------------------------

At the December 31, 2003 measurement date for Grace's defined benefit pension plans (the "Plans"), the accumulated benefit obligation ("ABO") was approximately $1,222 million as measured under U.S. generally accepted accounting principles. At September 30, 2004, Grace's recorded pension liability for underfunded plans was $366.8 million ($295.9 million included in liabilities not subject to compromise and $70.9 million related to supplemental pension benefits for officers and certain key employees, included in "liabilities subject to compromise"). The recorded ABO liability reflects (1) the shortfall between dedicated assets and the ABO of underfunded plans ($202.9 million); and
(2) the ABO of pay-as-you-go plans ($163.9 million).

Grace plans to pay benefits as they become due under virtually all pay-as-you-go plans and to maintain compliance with federal funding laws for its U.S.
qualified plans. In that regard, Grace contributed approximately $20 million to its U.S. qualified defined benefit pension plans in the third quarter 2004 as approved by the Bankruptcy Court. Grace expects to make payments of approximately $4.4 million to participants in its domestic nonqualified pension plans, approximately $14 million under non-U.S. plans, and approximately $12 million to its OPEB program in 2004.

Payments to fund the OPEB program are discretionary and not subject to any minimum regulatory funding requirements. For the nine months ended September 30,
2004 and 2003, Grace made benefit payments of $9.2 million and $8.8 million, respectively, under these programs.

--------------------------------------------------------------------------------
14.  BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

Grace is a global producer of specialty chemicals and specialty materials. It generates revenues from two business segments: Davison Chemicals, which consists of the refining technologies and specialty materials product groups; and
Performance Chemicals, which consists of the specialty construction chemicals, building materials, and sealants and coatings product groups. Intersegment sales, eliminated in consolidation, are not material. The table below presents information related to Grace's business segments for the three-month and nine-month periods ended September 30, 2004 and 2003. Only those corporate expenses directly related to the segment are allocated for reporting purposes.
All remaining corporate items are reported separately and labeled as corporate costs or other.

--------------------------------------------------------------------------------
                                 THREE MONTHS                NINE MONTHS
BUSINESS SEGMENT DATA                ENDED                      ENDED
(In millions)                   SEPTEMBER 30,               SEPTEMBER 30,
--------------------------------------------------------------------------------
                              2004          2003          2004         2003
                         -------------------------------------------------------
NET SALES
Davison Chemicals......   $    303.8     $   267.0    $    872.5    $     767.7
Performance Chemicals..        276.1         254.0         798.3          701.5
                         -------------------------------------------------------
TOTAL..................   $    579.9     $   521.0    $  1,670.8    $   1,469.2
                         =======================================================
PRE-TAX OPERATING INCOME
Davison Chemicals......   $     42.6     $    32.5    $    112.1    $      80.1
Performance Chemicals..         39.5          38.6         106.0           76.5
                         -------------------------------------------------------
TOTAL..................   $     82.1     $    71.1    $    218.1    $     156.6
--------------------------------------------------------------------------------

The table below presents information related to the geographic areas in which
Grace operated for the three months and nine months ended September 30, 2004 and
2003.

--------------------------------------------------------------------------------
GEOGRAPHIC AREA                   THREE MONTHS                NINE MONTHS
   DATA                              ENDED                       ENDED
(In millions)                     SEPTEMBER 30,              SEPTEMBER 30,
--------------------------------------------------------------------------------
                              2004          2003          2004         2003
                         -------------------------------------------------------
NET SALES
  United States.......    $    222.9     $     214.9   $   649.0     $    604.6
  Canada and Puerto Rico        30.1            23.2        79.8           57.0
                         -------------------------------------------------------
  Total North America.         253.0           238.1       728.8          661.6
                         -------------------------------------------------------
  Europe,
   other than
   Germany............         178.0           149.1       519.9          437.2
  Germany.............          28.9            22.2        86.3           64.0
                         -------------------------------------------------------
  Total Europe........         206.9           171.3       606.2          501.2
                         -------------------------------------------------------
  Asia Pacific........          92.3            83.1       251.8          228.4
  Latin America.......          27.7            28.5        84.0           78.0
                         -------------------------------------------------------
TOTAL.................     $   579.9     $     521.0   $ 1,670.8     $  1,469.2
--------------------------------------------------------------------------------

The pre-tax operating income for Grace's business segments for the three-month and nine-month periods ended September 30, 2004 and 2003 is reconciled below to income (loss) before Chapter 11 expenses, income taxes, and minority interest presented in the accompanying Consolidated Statements of Operations.

--------------------------------------------------------------------------------
RECONCILIATION OF BUSINESS
   SEGMENT DATA TO FINANCIAL         THREE MONTHS               NINE MONTHS
   STATEMENTS                           ENDED                       ENDED
(In millions)                        SEPTEMBER 30,              SEPTEMBER 30,
--------------------------------------------------------------------------------
                                 2004         2003          2004         2003
                              --------------------------------------------------
Pre-tax operating income
   (loss) - business
   segments.................   $   82.1     $   71.1      $ 218.1     $  156.6
Minority interest ..........        3.3         (0.7)         6.4         (0.2)
Gain (loss) on sale of
   investments and
   disposals of assets......        0.2         (0.1)        (0.1)        (1.0)
Provision for environmental.
   remediation .............      (20.0)       (50.0)       (20.0)       (52.5)
Net gain on litigation
   settlement...............       50.0           --         50.0           --
Interest expense and
   related financing costs..       (4.5)        (4.1)       (12.3)       (12.4)
Corporate costs.............      (24.4)       (20.8)       (72.6)       (59.2)
Other, net..................       (3.1)        (3.1)       (14.3)       (11.5)
                              --------------------------------------------------
Income (loss) before Chapter
   11 expenses, income taxes,
   and minority interest....   $   83.6     $   (7.7)     $ 155.2     $   19.8
--------------------------------------------------------------------------------

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
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
DESCRIPTION OF CORE BUSINESS
--------------------------------------------------------------------------------

W. R. Grace & Co. and its subsidiaries are engaged in specialty chemicals and specialty materials businesses on a worldwide basis through two business segments: Davison Chemicals, which includes two main product groups - refining technologies and specialty materials; and Performance Chemicals, which includes three product groups - specialty construction chemicals, building materials and sealants and coatings. During the second quarter, Grace realigned its Davison
Chemicals product groups into "refining technologies" (which includes catalysts and other products and services used by petroleum refiners) and "specialty materials" (which includes specialty catalysts, silica-based engineered materials, and products used for separations and life sciences applications).
All sales information for the Davison Chemicals segment has been restated to reflect this realignment.

The table below shows the Grace business segments and product groups as a percentage of total Grace sales.

--------------------------------------------------------------------------------
                                     THREE MONTHS               NINE MONTHS
PERCENTAGE OF                           ENDED                     ENDED
   TOTAL GRACE SALES                 SEPTEMBER 30,             SEPTEMBER 30,
--------------------------------------------------------------------------------
                                 2004         2003          2004         2003
                              --------------------------------------------------
Refining
  technologies.............     29.2%         29.6%        28.9%         29.9%
Specialty materials .......     23.2%         21.6%        23.3%         22.4%
                              --------------------------------------------------
DAVISON CHEMICALS .........     52.4%         51.2%        52.2%         52.3%
                              --------------------------------------------------
Construction
  chemicals ...............     24.1%         23.1%        23.6%         22.1%
Building materials ........     11.3%         12.5%        11.5%         12.1%
Sealants and coatings .....     12.2%         13.2%        12.7%         13.5%
                              --------------------------------------------------
PERFORMANCE
  CHEMICALS ...............     47.6%         48.8%        47.8%         47.7%
                              --------------------------------------------------
TOTAL .....................    100.0%        100.0%       100.0%        100.0%
--------------------------------------------------------------------------------

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

Specialty materials includes: silica-based engineered materials, which are used in a wide range of industrial and consumer applications such as paper, wood and coil coatings, food processing, plastics, adsorbents, and personal care products; separations and life sciences materials and products, which are used for biotechnology and pharmaceutical applications; and specialty catalysts, which are used in a variety of chemical processes and are essential components in the manufacture of polyethylene and polypropylene resins used in products such as plastic film, high-performance plastic pipe and other plastic parts.
Sales of these products are affected most by general economic conditions, and specifically by the underlying growth rate of targeted end-use applications.

Construction chemicals and building materials are used primarily by the non-residential construction industry. Construction chemicals add strength, control corrosion, and enhance the handling and application of concrete, and reduce the manufacturing cost and improve the quality of cement. Performance for this product group is driven by non-residential construction activity and, to a lesser extent, residential construction activity, which tend to lag the general economy in both decline and recovery. Building materials prevent water damage to structures and protect structural steel against collapse due to fire. The performance of this product group also is driven by non-residential construction activity and by residential re-roofing activity, with greater lags than construction chemicals, reflecting longer lead times for large projects. Since building materials is largely a North American product group, it is most notably affected by the level of U.S. construction activity.

Sealants and coatings are used to seal beverage and food cans, and glass and plastic bottles, and to protect metal packaging from corrosion and the contents from the influences of metal. Although this product group is affected by general economic conditions, there is an ongoing shift in demand from metal and glass to plastic packaging for foods and beverages. This shift is causing a decline in can sealant usage, but provides opportunities to use closure sealants and other products for plastic packaging.

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

--------------------------------------------------------------------------------
CONSOLIDATED OPERATIONS
--------------------------------------------------------------------------------

Set forth below is a chart that lists key operating statistics, and dollar and percentage changes for the three-month and nine-month periods ended September
30, 2004 and 2003. The chart should be referenced when reading management's discussion and analysis of financial condition and results of operations. The chart, as well as the financial information presented throughout this discussion, divides Grace's financial results between "core operations" and
"noncore activities." Core operations comprise the financial results of Davison
Chemicals, Performance Chemicals and the costs of corporate activities that directly or indirectly support business operations. In contrast, noncore activities comprise all other events and transactions not directly related to the generation of operating revenue or the support of core operations and generally relate to Grace's former operations and products.

Neither pre-tax income from core operations nor pre-tax income from core operations before depreciation and amortization purport to represent income or cash flow as defined under U.S. generally accepted accounting principles, and should not be considered an alternative to such measures as an indicator of
Grace's performance. These measures are provided to distinguish operating results of Grace's current business base from results and related assets and liabilities of past businesses, discontinued products and corporate legacies.

                                      I-26

------------------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF CONTINUING OPERATIONS                        THREE MONTHS ENDED                          NINE MONTHS ENDED
 (In millions)                                              SEPTEMBER 30,                              SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                  $ Change  % Change                         $ Change    % Change
                                                                     Fav       Fav                             Fav          Fav
                                                 2004     2003     (Unfav)   (Unfav)      2004       2003     (Unfav)     (Unfav)
                                             ---------------------------------------------------------------------------------------

NET SALES:
      Davison Chemicals ..................... $ 303.8   $ 267.0   $  36.8     13.8%     $ 872.5    $ 767.7    $ 104.8       13.7%
      Performance Chemicals..................   276.1     254.0      22.1      8.7%       798.3      701.5       96.8       13.8%
                                             ---------------------------------------------------------------------------------------
TOTAL GRACE SALES - CORE OPERATIONS ......... $ 579.9   $ 521.0   $  58.9     11.3%    $1,670.8   $1,469.2    $ 201.6       13.7%
------------------------------------------------------------------------------------------------------------------------------------
PRE-TAX OPERATING INCOME (LOSS)
     Davison Chemicals(1) ................... $  42.6   $  32.5   $  10.1     31.1%     $ 112.1    $  80.1    $  32.0       40.0%
     Performance Chemicals ..................    39.5      38.6       0.9      2.3%       106.0       76.5       29.5       38.6%
                                             ---------------------------------------------------------------------------------------
     Corporate costs:
        Support functions ...................    (7.9)     (7.9)       --       --%       (24.5)     (23.3)      (1.2)      (5.2%)
        Pension, performance-related
           compensation, and other ..........   (16.5)    (12.9)     (3.6)   (27.9%)      (48.1)     (35.9)     (12.2)     (34.0%)
                                             ---------------------------------------------------------------------------------------
     Total Corporate costs ..................   (24.4)    (20.8)     (3.6)   (17.3%)      (72.6)     (59.2)     (13.4)     (22.6%)
                                             ---------------------------------------------------------------------------------------
PRE-TAX INCOME (LOSS) FROM CORE OPERATIONS ..    57.7      50.3       7.4     14.7%       145.5       97.4       48.1       49.4%
PRE-TAX INCOME (LOSS) FROM NONCORE ACTIVITIES    26.4     (54.1)     80.5      NM          12.6      (68.4)      81.0        NM
Interest expense ............................    (4.5)     (4.1)     (0.4)    (9.8%)      (12.3)     (12.4)       0.1        0.8%
Interest income .............................     0.7       0.9      (0.2)   (22.2%)        3.0        3.4       (0.4)     (11.8%)
                                             ---------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE CHAPTER 11 EXPENSES AND
   INCOME TAXES .............................    80.3      (7.0)     87.3      NM         148.8       20.0      128.8      644.0%
Chapter 11 expenses, net ....................    (4.3)     (2.2)     (2.1)   (95.5%)      (11.8)     (11.7)      (0.1)      (0.9%)
Provision for income taxes ..................   (28.0)     (0.7)    (27.3)     NM         (51.9)     (14.0)     (37.9)    (270.7%)
                                             ---------------------------------------------------------------------------------------
NET INCOME (LOSS)............................ $  48.0   $  (9.9)  $  57.9      NM       $  85.1    $  (5.7)   $  90.8        NM
------------------------------------------------------------------------------------------------------------------------------------
KEY FINANCIAL MEASURES:
PRE-TAX INCOME (LOSS) FROM CORE OPERATIONS
     Davison Chemicals(1)  ..................    14.0%     12.2%      NM      1.8 pts     12.8%      10.4%       NM        2.4 pts
     Performance Chemicals ..................    14.3%     15.2%      NM     (0.9)pts     13.3%      10.9%       NM        2.4 pts
     Total Core Operations ..................     9.9%      9.7%      NM      0.2 pts      8.7%       6.6%       NM        2.1 pts
PRE-TAX INCOME (LOSS) FROM CORE OPERATIONS
   BEFORE DEPRECIATION
   AND AMORTIZATION ......................... $  84.6   $  76.4   $   8.2     10.7%     $ 225.9    $ 173.5    $  52.4       30.2%
     AS A PERCENTAGE OF SALES ...............    14.6%     14.7%      NM      (0.1)pts     13.5%      11.8%      NM        1.7 pts
------------------------------------------------------------------------------------------------------------------------------------
NET CONSOLIDATED SALES BY REGION:
     North America .......................... $ 253.0   $ 238.1   $  14.9      6.3%     $ 728.8    $ 661.6    $  67.2       10.2%
     Europe .................................   206.9     171.3      35.6     20.8%       606.2      501.2      105.0       20.9%
     Asia Pacific ...........................    92.3      83.1       9.2     11.1%       251.8      228.4       23.4       10.2%
     Latin America ..........................    27.7      28.5      (0.8)    (2.8%)       84.0       78.0        6.0        7.7%
                                             ---------------------------------------------------------------------------------------
TOTAL  ...................................... $ 579.9   $ 521.0   $  58.9     11.3%    $1,670.8   $1,469.2    $ 201.6       13.7%
------------------------------------------------------------------------------------------------------------------------------------

NM = Not meaningful

(1)  Pre-tax operating income (loss) for Davison Chemicals excludes the income or loss attributable to the interests of the minority owner in the Advanced
     Refining Technologies joint venture.

                                      I-27

--------------------------------------------------------------------------------
GRACE OVERVIEW
--------------------------------------------------------------------------------
NET SALES

The following tables identify the year-over-year increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation for the three-month and nine-month periods ended September 30, 2004 and 2003, respectively.

--------------------------------------------------------------------------------
  NET SALES                    THREE MONTHS ENDED SEPTEMBER 30, 2004 AS A
    VARIANCE                       PERCENTAGE INCREASE (DECREASE) FROM
    ANALYSIS                      THREE MONTHS ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------
                                                         CURRENCY
                           VOLUME       PRICE/MIX      TRANSLATION      TOTAL
                        --------------------------------------------------------
Davison Chemicals......     (9.4%)        20.5%            2.7%         13.8%
Performance
  Chemicals ...........      6.5%         (0.5%)           2.7%          8.7%
Net sales..............     (1.7%)        10.3%            2.7%         11.3%
--------------------------------------------------------------------------------
BY REGION:
  North America........      1.1%          5.0%            0.2%          6.3%
  Europe...............    (11.4%)        24.7%            7.5%         20.8%
  Latin America........      2.1%         (2.4%)          (2.5%)        (2.8%)
  Asia Pacific.........     16.0%         (6.8%)           1.9%         11.1%
--------------------------------------------------------------------------------

Grace's sales in the three-month period ended September 30, 2004 were favorably impacted by improved product mix in refining technologies and favorable currency translation from a weaker U.S. dollar. Foreign currency translation contributed
$14.2 million or 2.7 percentage points of the sales growth, mainly due to the strengthening of the Euro against the U.S. dollar. Sales were unfavorably impacted by lower volumes, primarily of refining technology products, offset by higher volumes of construction chemicals and specialty materials. Acquisitions contributed $15.4 million or 3.0 percentage points of the sales growth, primarily from Grace's acquisition in October 2003 of certain assets of Tricosal
Beton - Chemie GmbH & Co. KG, a leading supplier of specialty chemicals and materials to the European construction industry, and the August 2004 acquisition of Alltech International Holdings, Inc. ("Alltech"), a global manufacturer and supplier of chromatography products.

--------------------------------------------------------------------------------
  NET SALES                     NINE MONTHS ENDED SEPTEMBER 30, 2004 AS A
    VARIANCE                       PERCENTAGE INCREASE (DECREASE) FROM
    ANALYSIS                      NINE MONTHS ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------
                                                         CURRENCY
                           VOLUME       PRICE/MIX      TRANSLATION      TOTAL
                         -------------------------------------------------------
Davison Chemicals......      2.2%          7.5%            4.0%         13.7%
Performance
  Chemicals ...........     10.2%         (0.6%)           4.2%         13.8%
Net sales..............      6.0%          3.6%            4.1%         13.7%
--------------------------------------------------------------------------------
BY REGION:
  North America........      4.7%          5.2%            0.3%         10.2%
  Europe...............      8.0%          2.8%           10.1%         20.9%
  Latin America........      5.8%          1.6%            0.3%          7.7%
  Asia Pacific.........      6.3%          0.7%            3.2%         10.2%
--------------------------------------------------------------------------------

Grace's sales in the nine-month period ended September 30, 2004 were favorably impacted by higher volume in construction chemicals and specialty materials, product mix in refining technologies, and favorable currency translation from a weaker U.S. dollar. Foreign currency translation contributed $60.5 million or
4.1 percentage points of the sales growth, mainly due to the strengthening of the Euro against the U.S. dollar. In addition, acquisitions contributed $29.1 million or 2.0 percentage points of the sales growth.

PRE-TAX INCOME FROM CORE OPERATIONS

Operating profit and margins for the three-month and nine-month periods ended
September 30, 2004 were higher as compared with the prior year periods primarily due to an increase in sales from improved economic conditions, including stronger construction activity in the U.S., cost structure improvements from productivity initiatives, and foreign currency translation effects.

Corporate costs include corporate functional costs (such as financial and legal services, human resources, communications and information technology), the cost of corporate governance (including directors and officers ("D&O") liability insurance, a portion of which is allocated to noncore activities) and pension costs related to both corporate employees and to the effects of changes in assets and liabilities for all Grace pension plans. Corporate costs for the three-month and nine-month periods ended September 30, 2004 were higher than the comparable prior year periods primarily due to performance-related compensation and added professional fees in preparation for the review and audit of accounting controls under the Sarbanes-Oxley Act of 2002.

PRE-TAX INCOME (LOSS) FROM NONCORE ACTIVITIES

--------------------------------------------------------------------------------
PRE-TAX INCOME (LOSS) FROM             THREE MONTHS              NINE MONTHS
   NONCORE ACTIVITIES                      ENDED                    ENDED
(In millions)                          SEPTEMBER 30,            SEPTEMBER 30,
--------------------------------------------------------------------------------
                                     2004         2003        2004         2003
                                   ---------------------------------------------
Environmental provision -
   vermiculite mining .......        $ (20.0)     $ (50.0)  $ (20.0)   $ (52.5)
Environmental provision - all
   other sites ..............             --           --        --         --
Provision for asbestos-related
   litigation ...............             --           --        --         --
COLI income (loss), net .....           (0.4)        (0.2)      1.8        4.1
D&O insurance cost ..........           (1.3)        (1.7)     (3.9)      (5.1)
Pension and postretirement
   benefit costs ............           (3.0)        (1.4)     (7.5)      (7.1)
Translation effects -
   intercompany loan.........            2.3           --       1.2         --
Value of currency
   hedges ...................           (2.3)          --     (11.6)        --
Foreign currency transaction
   effects...................           (2.8)         0.4      (2.2)      (2.9)
Net gain on litigation
   settlement................           50.0           --      50.0         --
Other .......................            3.9         (1.2)      4.8       (4.9)
                                   ---------------------------------------------
                                     $  26.4     $  (54.1)  $  12.6    $ (68.4)
--------------------------------------------------------------------------------

Pre-tax income (loss) from noncore activities for the three-month and nine-month periods ended September 30, 2004 were comparable to the prior-year periods except for: (1) the foreign currency effect of an intercompany loan as described below, (2) a pre-tax charge of $20.0 million in 2004 for a change in Grace's estimate of the costs necessary to address vermiculite clean-up in Libby,
Montana, and (3) a net gain of $50.0 million from the settlement of litigation under an agreement with Honeywell International, Inc. related to environmental contamination of a non-operating parcel of land.

In March 2004, Grace began accounting for currency fluctuations on a Euro 293 million intercompany loan between Grace's subsidiaries in the United States and
Germany as a component of operating results instead of a component of other comprehensive income. The change was prompted by new tax laws in Germany and
Grace's cash flow planning for its Chapter 11 reorganization, which indicated
that it is no longer reasonable to consider this loan as part of the permanent capital structure in Germany. The effect of the change in exchange rates related to this loan for the three months and nine months ended September 30, 2004 was
$2.3 million and $1.2 million favorable, respectively.

In May 2004, Grace entered into a series of foreign currency hedge agreements to mitigate future currency fluctuations on the remaining loan balance. These hedge agreements have varying rates on notional amounts that coincide with loan repayments due periodically through June 2005. In 2004, Euro 81 million of loan principal was repaid. For the nine months ended September 30, 2004, an $11.6 million hedge loss was recognized, offset by a $1.2 million foreign currency gain, and was reported in other (income) expense. These hedges are considered derivative instruments that are viewed as risk management tools by Grace and are not used for trading or speculative purposes.

In September 2004, Grace recorded a net gain of $50.0 million as a result of the settlement of litigation with Honeywell International, Inc. related to environmental contamination of a non-operating parcel of land.

CHAPTER 11 EXPENSES

Although it is difficult to measure precisely how Chapter 11 has impacted
Grace's overall financial performance, there are certain added costs that are directly attributable to operating under the Bankruptcy Code. Net Chapter 11 expenses consist primarily of legal, financial and consulting fees incurred by
Grace, three creditors' committees, and the representative of future asbestos claimants. Grace believes that Chapter 11 expenses will range between $2 million and $6 million per quarter for the foreseeable future depending on the extent of
Bankruptcy Court proceedings over the period.

In addition, Grace's pre-tax income from core operations included expenses for
Chapter 11-related compensation of $8.5 million and $3.5 million for the three-month periods ended September 30, 2004 and 2003, respectively, and $19.3 million and $11.4 million for the nine-month periods ended September 30, 2004 and 2003, respectively. As a consequence of operating under Chapter 11, Grace changed its long-term incentive compensation program from a stock-based to a cash-based program. Grace has also sought to address employee retention issues by providing additional compensation to certain employees and increasing Grace's contribution to its retirement savings and investment plan.

There are numerous other indirect costs to manage Grace's Chapter 11 proceedings such as: management time devoted to Chapter 11 matters; added cost of debt capital; added costs of general business insurance, including D&O liability insurance premiums; and lost business and acquisition opportunities due to the complexities of operating under Chapter 11.

INTEREST

Net interest expense in the three-month and nine-month periods ended September
30, 2004 was

consistent with the prior year period. The payment of interest accrued on pre-petition debt and other liabilities is subject to the outcome of Grace's
Chapter 11 proceedings.

INCOME TAXES

Grace's provision for income taxes at the federal corporate rate of 35.0% was
$48.0 million and $2.9 million for the nine months ended September 30, 2004 and
2003, respectively. The primary differences between these amounts and the overall provision for income taxes of $51.9 million and $14.0 million for each respective year is attributable to current period interest on tax contingencies and the non-deductibility of certain Chapter 11 expenses, both of which add to tax expense.

On October 22, 2004, President Bush signed the American Jobs Creation Act of
2004 (the "Jobs Act") into law. While Grace and its advisors are currently analyzing the many revisions to the tax laws enacted by the Jobs Act, Grace has focused primarily at this time on the potential impacts of the domestic manufacturing deductions and the foreign repatriation incentives. With respect to manufacturing, commencing in 2005, the Jobs Act phases in over a five-year period an annual manufacturing deduction of up to 9% on the lesser of a taxpayer's income from domestic manufacturing activities or taxable income.
Given Grace's current U.S. net operating loss carryover position, it is anticipated that, at least in the short term, the manufacturing deduction may only minimally reduce potential alternative minimum taxes.

With respect to foreign repatriation incentives, the Jobs Act provides an 85%
dividends received deduction with respect to certain dividends received from a
U.S. corporation's foreign subsidiaries. The dividends must be used to fund certain permitted domestic activities, as specified in the Jobs Act. These domestic activities include the building or improvement of infrastructure, research and development, and the financial stabilization of the corporation.
Grace is closely tracking this new law and, pending further guidance from the government on a number of technical provisions in the law, will consider repatriating certain of its foreign earnings in 2005. The dividend-received deduction is available to taxpayers for only a limited period of time, expiring after year-end 2005.

--------------------------------------------------------------------------------
BUSINESS SEGMENT OVERVIEW
--------------------------------------------------------------------------------

DAVISON CHEMICALS

Recent Acquisitions and Joint Ventures

See Note 4 to the Consolidated Financial Statements for a description of acquisitions and joint ventures completed in the nine-month periods ended
September 30, 2004 and 2003.

Three Months Ended September 30, 2004

--------------------------------------------------------------------------------
                                      THREE MONTHS ENDED SEPTEMBER 30,
                         -------------------------------------------------------
NET SALES BY PRODUCT                                   $ Change        % Change
  LINE                                                    Fav             Fav
(In millions)                 2004         2003         (Unfav)         (Unfav)
--------------------------------------------------------------------------------
Refining technologies...  $    169.1    $    154.5   $      14.6           9.4%
Specialty
  materials.............       134.7         112.5          22.2          19.7%
                         -------------------------------------------------------
TOTAL DAVISON
  CHEMICALS.............  $    303.8    $    267.0   $      36.8          13.8%
--------------------------------------------------------------------------------
                                      THREE MONTHS ENDED SEPTEMBER 30,
                         -------------------------------------------------------
NET SALES BY                                           $ Change        % Change
 REGION                                                   Fav             Fav
(In millions)                 2004         2003         (Unfav)         (Unfav)
--------------------------------------------------------------------------------
North America...........  $     117.0   $     103.1  $      13.9          13.5%
Europe..................        125.0         102.9         22.1          21.5%
Asia Pacific............         51.3          48.4          2.9           6.0%
Latin America...........         10.5          12.6         (2.1)        (16.7%)
                         -------------------------------------------------------
TOTAL DAVISON
  CHEMICALS.............  $     303.8   $     267.0  $      36.8          13.8%
--------------------------------------------------------------------------------

Sales

Third quarter sales for the Davison Chemicals segment were favorably affected by an improved global economic environment, acquisitions, and favorable currency translation (which contributed 2.7 percentage points of the increase for the quarter). Sales of refining technologies products increased primarily from favorable product mix factors, including sales of higher performing catalysts and added revenue from the pass-through of certain raw material costs, and from favorable foreign currency translation (1.7 percentage points of the increase).
Sales of specialty materials products increased primarily from strong volume in all key regions in specialty catalysts and engineered materials, favorable foreign currency translation (4.2 percentage points of the increase), and sales from the acquisition of Alltech completed in August 2004.

Sales increases were particularly strong in North America and Europe during the third quarter of 2004. In North America, increased sales were primarily attributable to volume growth in specialty materials, as well as favorable product mix factors, reflecting stronger economic activity in the United States.
Sales in Europe were up primarily from favorable foreign

currency translation as well as volume growth in specialty materials. The higher sales in Asia Pacific were due to favorable product mix factors in the hydroprocessing catalyst business, as well as volume growth in specialty materials.

Operating Income

Pre-tax operating income of the Davison Chemicals segment for the third quarter was higher than the 2003 third quarter, driven primarily by higher sales in
North America and Europe, and foreign currency translation effects. Operating margin was also higher, primarily from favorable product mix and lower manufacturing costs, which offset increases in the cost of raw materials and energy.

Nine Months Ended September 30, 2004

--------------------------------------------------------------------------------
                                       NINE MONTHS ENDED SEPTEMBER 30,
                         -------------------------------------------------------
NET SALES BY PRODUCT                                  $ Change        % Change
  LINE                                                   Fav             Fav
(In millions)                2004         2003         (Unfav)         (Unfav)
--------------------------------------------------------------------------------
Refining technologies...  $    482.7    $    439.5   $      43.2           9.8%
Specialty
  materials.............       389.8         328.2          61.6          18.8%
                         -------------------------------------------------------
TOTAL DAVISON
  CHEMICALS.............  $    872.5    $    767.7   $     104.8          13.7%
--------------------------------------------------------------------------------
                                       NINE MONTHS ENDED SEPTEMBER 30,
                         -------------------------------------------------------
NET SALES BY                                           $ Change        % Change
 REGION                                                   Fav             Fav
(In millions)                 2004         2003         (Unfav)         (Unfav)
--------------------------------------------------------------------------------
North America...........  $     337.8   $     294.0  $      43.8          14.9%
Europe..................        365.3         308.9         56.4          18.3%
Asia Pacific............        136.5         129.6          6.9           5.3%
Latin America...........         32.9          35.2         (2.3)         (6.5%)
                         -------------------------------------------------------
TOTAL DAVISON
  CHEMICALS.............  $     872.5   $     767.7  $     104.8          13.7%
--------------------------------------------------------------------------------

Sales

Year-to-date sales for the Davison Chemicals segment benefited from the improved global economic environment and favorable foreign currency translation (which accounted for 4.0 percentage points of the increase). Sales increases of refining technologies products reflected favorable foreign currency translation
(2.5 percentage points), higher volumes of hydroprocessing catalysts and a favorable product mix of fluid cracking catalysts. High demand for transportation fuels and high costs of crude oil resulted in increases in both volume and production rates of major petroleum refineries world-wide. These are favorable factors for refining catalysts suppliers. Sales increases of specialty materials products reflected higher volumes of polyolefin catalysts and silica products used in coatings, separations, and consumer applications and favorable foreign currency translation (6.0 percentage points). Stronger economic activity in the United States and Europe were the primary market factors driving the increase.

Sales in all regions were up due to increased volume and favorable foreign currency translation. In North America, increased sales were primarily attributable to volume growth in both refining technologies and specialty materials, as well as favorable product mix factors, reflecting stronger economic activity in the United States. European and Latin American sales were higher due to the effects of favorable currency translation and growth in specialty materials products. Sales in Asia Pacific were up primarily from volume growth in specialty materials and favorable product mix factors in refining technologies, as well as the effects of favorable foreign currency translation.

Operating Income

Year-to-date operating income of the Davison Chemicals segment was up from 2003, driven primarily by higher sales in North America and Europe, as well as foreign currency translation effects on Euro-based sales. The operating margin increase over the prior year period was attributable to favorable product mix, lower manufacturing costs and positive results from productivity initiatives.

PERFORMANCE CHEMICALS

Recent Acquisitions and Joint Ventures

See Note 4 to the Consolidated Financial Statements for a description of acquisitions and joint ventures completed in the nine-month period ended
September 30, 2004.

Three Months Ended September 30, 2004

--------------------------------------------------------------------------------
                                          THREE MONTHS ENDED SEPTEMBER 30,
                            ----------------------------------------------------
NET SALES BY                                           $ Change       % Change
  PRODUCT LINE                                            Fav            Fav
(In millions)                   2004        2003        (Unfav)        (Unfav)
--------------------------------------------------------------------------------
Construction chemicals.....  $  139.7    $  120.1      $    19.6         16.3%
Building materials.........      65.6        65.0            0.6          0.9%
Sealants and coatings......      70.8        68.9            1.9          2.8%
                            ----------------------------------------------------
TOTAL PERFORMANCE
  CHEMICALS................  $  276.1    $  254.0      $    22.1          8.7%
--------------------------------------------------------------------------------
                                       THREE MONTHS ENDED SEPTEMBER 30,
                            ----------------------------------------------------
                                                       $ Change       % Change
NET SALES BY REGION                                       Fav            Fav
(In millions)                   2004        2003        (Unfav)        (Unfav)
--------------------------------------------------------------------------------
North America..............  $  136.0    $  135.0      $     1.0          0.7%
Europe.....................      81.9        68.4           13.5         19.7%
Asia Pacific...............      41.0        34.7            6.3         18.2%
Latin America..............      17.2        15.9            1.3          8.2%
                            ----------------------------------------------------
TOTAL PERFORMANCE
  CHEMICALS................  $  276.1    $  254.0      $    22.1          8.7%
--------------------------------------------------------------------------------

Sales

The increase in sales for the Performance Chemicals segment in the third quarter of 2004 compared with the third quarter of 2003 was primarily attributable to construction chemicals volume growth, a 2003 acquisition, and favorable foreign currency translation. The October 2003 acquisition of certain assets of Tricosal
Beton-Chemie GmbH & Co. KG by a German subsidiary accounted for $7.2 million, or
2.8 percentage points of the sales growth, while currency translation accounted for 2.7 percentage points of the sales growth. In addition to sales from the
German acquisition, the sales increase in construction chemicals also reflected the continued success of customer and new product programs worldwide. The increase in sales of building materials was mainly due to favorable foreign currency translation (2.3 percentage points) as well as volume increases in waterproofing products, especially specialty structural products and residential tapes. These gains were partially offset by a volume decline in fire protection products, reflecting hurricane-related project delays in the southeastern U.S.
in 2004 and a large UK project in 2003. Sales increases in sealants and coatings reflected favorable foreign currency translation (3.0 percentage points) and volume increases in can and closure sealants and coatings, partially offset by declines in tolling revenue.

The sales increase in North America mainly reflected the success of construction chemicals growth programs, offset by volume declines in fire protection products and tolling revenue in sealants and coatings. In Europe, higher sales were due to favorable foreign currency translation (8.3 percentage points) and the German acquisition (10.5 percentage points). Sales in Asia Pacific increased from volume growth in construction chemicals, waterproofing products, can and closure sealants and coatings, as well as the effects of favorable foreign currency translation (4.0 percentage points). Increased sales in Latin America primarily reflected volume growth in construction chemicals.

Operating Income

Pre-tax operating income was slightly higher than a strong 2003 third quarter, while operating margin was down, reflecting sales increases and productivity gains, offset by increases in raw material and transportation costs.

Nine Months Ended September 30, 2004

--------------------------------------------------------------------------------
                                          NINE MONTHS ENDED SEPTEMBER 30,
                                 -----------------------------------------------
NET SALES BY                                               $ Change     % Change
  PRODUCT LINE                                               Fav          Fav
(In millions)                        2004        2003      (Unfav)      (Unfav)
--------------------------------------------------------------------------------
Construction chemicals .......     $  394.1    $  324.9     $  69.2      21.3%
Building materials ...........        191.5       178.1        13.4       7.5%
Sealants and coatings ........        212.7       198.5        14.2       7.2%
                                 -----------------------------------------------
TOTAL PERFORMANCE CHEMICALS ..     $  798.3    $  701.5     $  96.8      13.8%
--------------------------------------------------------------------------------
                                          NINE MONTHS ENDED SEPTEMBER 30,
                                 -----------------------------------------------
                                                          $ Change     % Change
NET SALES BY REGION                                         Fav           Fav
(In millions)                       2004        2003       (Unfav)      (Unfav)
--------------------------------------------------------------------------------
North America ................     $  391.0    $  367.6     $  23.4         6.4%
Europe .......................        240.9       192.3        48.6        25.3%
Asia Pacific .................        115.3        98.8        16.5        16.7%
Latin America ................         51.1        42.8         8.3        19.4%
                                 -----------------------------------------------
TOTAL PERFORMANCE CHEMICALS ..     $  798.3    $  701.5     $  96.8        13.8%
--------------------------------------------------------------------------------

Sales

The increase in sales for the Performance Chemicals segment in the first nine months of 2004 compared with the first nine months of 2003 was primarily attributable to volume growth in all product lines, a recent acquisition, and favorable foreign currency translation. The German acquisition accounted for
$20.1 million, or 2.9 percentage points of the sales growth, while currency translation accounted for 4.2 percentage points of the sales growth. Aside from the acquisition, the sales increase in construction chemicals primarily reflected the continued success of customer and new product programs and stronger U.S. commercial construction activity from good construction weather in the first quarter versus a particularly weak first quarter of 2003, as well as foreign currency translation. The increase in sales of building materials was mainly due to increases in specialty waterproofing products, especially roofing underlayments, driven by strong re-roofing activity and continued penetration against other technologies, and the impact of favorable foreign currency translation. The increase was partially offset by a small decline in sales of fire protection products resulting from building code changes and third-quarter, hurricane-related project delays in the U.S., as well as a large 2003 project in the UK. Sales increases in sealants and coatings reflected favorable foreign currency translation (5.0 percentage points), growth initiatives in coatings and volume increases in can and closure sealants, partially offset by declines in tolling revenue.

Sales increases in North America reflected the success of construction chemicals and waterproofing growth programs, as well as stronger U.S. construction activity. In Europe, higher sales were due to favorable foreign currency translation (11.2 percentage points), the German acquisition (10.5 percentage points) and volume

growth in construction chemicals. Sales in Asia Pacific increased from the effects of favorable foreign currency translation (6.5 percentage points), as well as volume growth across all product lines. Increased sales in Latin America reflected volume increases in construction chemicals and can and closure sealants, offset by unfavorable currency translation (0.7 percentage points).

Operating Income

Pre-tax operating income and operating margin were substantially higher in the first three quarters of 2004 compared with the prior year period, reflecting sales increases, successful productivity programs, discretionary expense management and favorable foreign currency translation.

OPERATING RETURNS ON ASSETS EMPLOYED

The following charts set forth the Davison Chemicals and Performance Chemicals total asset position and pre-tax return on average total assets at September 30,
2004 and December 31, 2003. It should be noted that the manufacture of Davison
Chemicals products generally requires significantly higher capital costs than the manufacture of Performance Chemicals products.

--------------------------------------------------------------------------------
                                                       $ Change       % Change
                                                      (excluding     (excluding
                                                       currency       currency
DAVISON                                              translation)   translation)
  CHEMICALS           SEPTEMBER 30,    DECEMBER 31,       Fav            Fav
 (In millions)            2004            2003          (Unfav)        (Unfav)
--------------------------------------------------------------------------------
Receivables........ $    171.6      $    146.3       $     25.8         17.6%
Inventory..........      149.1           133.6             16.2         12.1%
Other current
  assets...........        2.8             2.1              0.8         38.1%
                    ------------------------------------------------
Total current
  assets...........      323.5           282.0             42.8         15.2%
Properties and
  equipment,
  net..............      426.2           444.0            (16.4)        (3.7%)
Goodwill and
  other intangible
  assets...........       99.5            65.8             34.2         52.0%
Other assets.......        3.2             5.3             (1.7)       (32.1%)
                    ------------------------------------------------
Total assets....... $    852.4      $    797.1       $     58.9          7.4%
                    ================================================
Pre-tax return
  on average
  total assets
  (trailing 12
  months)..........       18.6%           15.4%             NM           3.2 pts
--------------------------------------------------------------------------------

During the nine months ended September 30, 2004, Davison Chemicals' total assets increased by $55.3 million, including $3.6 million of unfavorable foreign currency translation. The increase was primarily due to the Alltech and Grom acquisitions completed during the third quarter and increased accounts receivable and inventory, offset by a decrease in properties and equipment. The increase in accounts receivable was primarily due to year-over-year sales growth. Inventory quantities were higher to meet increased demand. Properties and equipment decreased due to depreciation expense and lower capital expenditures as compared with the prior year period, when a major Davison
Chemicals plant expansion was completed.

The pre-tax return on average total assets increased by 3.2 percentage points, primarily due to a 40.0% increase in pre-tax operating income.

--------------------------------------------------------------------------------
                                                       $ Change       % Change
                                                      (excluding     (excluding
                                                       currency       currency
PERFORMANCE                                          translation)   translation)
  CHEMICALS           SEPTEMBER 30,    DECEMBER 31,      Fav            Fav
 (In millions)            2004            2003         (Unfav)        (Unfav)
--------------------------------------------------------------------------------
Receivables....    $    224.4      $    196.2      $     29.5           15.0%
Inventory......          88.8            80.9             8.5           10.5%
Other current
   assets......           4.1             5.9            (1.7)         (28.8%)
                   ------------------------------------------------
Total current
   assets......         317.3           283.0            36.3           12.8%
Properties and
  equipment,
   net.........         191.1           203.2           (11.0)          (5.4%)
Goodwill and
  other intangible
  assets.......          82.1            84.5            (1.8)          (2.1%)
Other assets...          41.8            38.5             2.7            7.0%
                   ------------------------------------------------
Total assets...    $    632.3      $    609.2      $     26.2            4.3%
                   ================================================
Pre-tax return on
  average total
  assets (trailing
  12 months)...          22.2%           18.7%            NM             3.5 pts
--------------------------------------------------------------------------------

Performance Chemicals' total assets increased by $23.1 million, including $3.1 million of unfavorable foreign currency translation, primarily due to an increase in receivables, offset by a decrease in properties and equipment. The increase in receivables was caused primarily by increased sales in the third quarter of 2004 compared with the fourth quarter of 2003, which is also a low point in this segment's operating cycle. Depreciation expense exceeded new capital spending during the nine months ended September 30, 2004.

The pre-tax return on average total assets increased by 3.5 percentage points, driven by a 38.6% increase in pre-tax operating income.

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

Grace is in the process of developing a proposed plan of reorganization. In such plan of reorganization, Grace will propose how to resolve its pre-petition liabilities and contingencies, including undisputed trade-related, employee-related and financing-related claims, as well as claims associated with asbestos-related litigation, environmental remediation, tax matters and other claims filed with the Bankruptcy Court that Grace may dispute. The Chapter 11 proceedings could result in allowable claims that differ materially from recorded amounts or amounts in Grace's proposed plan of reorganization. Grace will continue to adjust its estimates of allowable claims as facts come to light during the Chapter 11 process that justify a change, and as Chapter 11 proceedings establish court-accepted measures of Grace's noncore liabilities.

The following sections address Grace's financial condition in more detail and describe the major contingencies that are being addressed as part of the Chapter
11 process.

LIABILITIES AND CONTINGENCIES

Grace has a number of financial exposures originating from past businesses, products and events. These obligations arose from transactions and/or business practices that date back to when Grace was a much larger company, when it produced products or operated businesses that are no longer part of its revenue base, and when government regulations and scientific knowledge were much less advanced than today. The following table summarizes the net noncore liability at
September 30, 2004 and December 31, 2003:

--------------------------------------------------------------------------------
NET NONCORE LIABILITIES                       SEPTEMBER 30,         DECEMBER 31,
(In millions)                                      2004                  2003
--------------------------------------------------------------------------------
Asbestos-related liabilities .........        $   (986.6)            $   (992.3)
Asbestos-related insurance
    receivable .......................             263.4                  269.4
                                            ------------------------------------
Asbestos-related liability, net ......            (723.2)                (722.9)
Environmental remediation ............            (346.3)                (332.4)
Postretirement benefits ..............            (122.9)                (134.3)
Retained obligations and other .......             (56.3)                 (57.0)
                                            ------------------------------------
NET NONCORE LIABILITY ................        $ (1,248.7)            $ (1,246.6)
--------------------------------------------------------------------------------

The resolution of many of these noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. Grace cannot predict with any certainty how, and for what amounts, any of such liabilities will be resolved.
The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded by Grace at
September 30, 2004.

ASBESTOS-RELATED MATTERS

Grace is a defendant in lawsuits relating to previously sold asbestos-containing products. During the nine months ended September 30, 2004, Grace had receipts of
$6.0 million under settlements with insurance carriers, which was offset by $5.6 million for the defense and disposition of asbestos-related property damage and bodily injury litigation. At September 30, 2004, Grace's balance sheet reflected a gross asbestos-related liability of $986.6 million ($723.2 million net of insurance). This liability represents management's estimate, based on facts and circumstances existing prior to the Filing and an analysis of new property damage claims received after the Filing, of the undiscounted net cash outflows necessary to satisfy Grace's pending property damage claims for which sufficient information is available, and its pending and projected future bodily injury claims.

Grace is reevaluating its asbestos-related liability in light of the requirement to propose a plan of reorganization. The measure of such liability, and the ultimate net cost to Grace, depends on the resolution of a number of issues that, in the absence of a consensual plan, must be resolved through Bankruptcy
Court proceedings such as: the definition of an allowed claim; the actual or estimated claims that meet such definition; the value of allowed claims for a variety of medical conditions; the value, if any, of ZAI property damage claims;
the number of properties qualifying for asbestos abatement and the cost of remediation; the method of funding an asbestos trust; the availability of funds under litigation settlement agreements with Sealed Air and Fresenius; and, the availability of insurance and timing of insurance recovery. Grace will address these matters as part of a plan of reorganization. Because of these uncertainties, Grace's estimate of the value of its asbestos-related liability may change materially as the bankruptcy process progresses.

Recently, federal legislation has been proposed to address asbestos bodily injury claims. In addition, several states have enacted or proposed legislation affecting asbestos bodily injury claims. At this time, Grace cannot predict what impact any such legislation would have on Grace's asbestos bodily injury liability, related insurance coverage, or its ultimate plan of reorganization.

The Consolidated Balance Sheet at September 30, 2004 includes an asset of $263.4 million pursuant to settlement

agreements with insurance carriers, which relate directly to the amount and nature of the recorded asbestos-related liability. The recovery of amounts due from insurance carriers is dependent upon the timing, character and exposure periods of asbestos-related claims. Grace's Chapter 11 proceedings and proposed federal legislation could also affect the timing and amount of Grace's recovery.

Grace was required to file its plan of reorganization with the Bankruptcy Court by October 14, 2004. On October 25, 2004, the Bankruptcy Court extended the deadline for filing a plan of reorganization until November 15, 2004.
Measurement of Grace's asbestos-related liabilities will be materially affected by Bankruptcy Court rulings, the outcome of litigation and negotiations among interested parties, and the ultimate form of the plan of reorganization. See
Note 1 to the Consolidated Financial Statements for further discussion of
Grace's proposed plan of reorganization.

ENVIRONMENTAL MATTERS

Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations. Grace has expended substantial funds to comply with such laws and regulations and expects to continue to do so in the future. At September 30, 2004, Grace's recorded liability for environmental investigation and remediation costs totaled $346.3 million, as compared with $332.4 million at December 31, 2003. This liability covers both vermiculite and non-vermiculite related matters. The amount is based on funding and/or remediation agreements in place, together with Grace's best estimate of its cost to resolve contamination risks at sites not subject to a formal remediation plan. During the third quarter of 2004, Grace recorded a pre-tax charge of $20.0 million to increase its estimated liability for vermiculite-related environmental costs to reflect Grace's current understanding of the timeframe and related costs necessary to remediate properties in and around Libby, Montana. This increase was based on additional information provided by the EPA and Grace's analysis of the EPA's future spending plans.
Grace's total estimated liability for vermiculite-related remediation or reimbursement costs at September 30, 2004 was $205.3 million, which includes remediation activities in and around Libby, and at vermiculite processing sites currently or formerly operated by Grace. However, the EPA's cost estimates have changed several times and increased substantially over time. Consequently,
Grace's estimated liability may change materially as more information becomes available. Grace's liability for this matter is included in "liabilities subject to compromise" as of September 30, 2004.

At September 30, 2004, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $141.0 million. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. The decrease from
December 31, 2003 is related to ongoing remedial efforts at Grace owned sites.
This liability also reflects Grace's evaluation of environmental-related claims submitted as part of the Chapter 11 process for which sufficient information was available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially. Grace's liability for this matter is included in "liabilities subject to compromise" as of September
30, 2004.

See Note 12 to the Consolidated Financial Statements for a background description of Grace's vermiculite and non-vermiculite related matters.

DEFINED BENEFIT PENSION PLANS

Grace sponsors defined benefit pension plans for its employees in the United
States, Canada and the United Kingdom, and funds government sponsored programs in other countries where it operates. Certain of the Grace sponsored plans are advance-funded and others are pay-as-you-go. The advance-funded plans are administered by trustees who direct the management of plan assets and arrange to have obligations paid when due out of a trust. The most significant advance-funded plans cover Grace's salaried employees in the U.S. and employees covered by collective bargaining agreements at certain of its U.S. facilities.

At the December 31, 2003 measurement date for the U.S. advance-funded defined benefit pension plans (the "Plans"), the accumulated benefit obligation ("ABO")
was approximately $880 million (as measured under U.S. generally accepted accounting principles and increased by approximately $55 million in the second quarter of 2004 for the results of a recent actuarial experience study). The ABO is measured as the present value (using a 6.25% discount rate as of December 31,
2003) of vested and non-vested benefits earned from employee service to date, based upon current salary levels. Assets available to fund the ABO at December
31, 2003 were approximately $658 million, or approximately $222 million less than the measured obligation.

In July 2004, Grace petitioned the Bankruptcy Court for permission to contribute approximately $20 million

to the trusts that hold assets of the Plans. This request is in addition to a
$40.0 million contribution approved by the Bankruptcy Court for 2003. The 2004 motion was approved and Grace contributed $19.8 million to the trusts in
September 2004. Although it is Grace's intention to satisfy its obligations under the Plans and to comply with all of the requirements of the Employee
Retirement Income Security Act of 1974, contributions to the Plans' trusts require Bankruptcy Court approval. There can be no assurance that the Bankruptcy
Court will continue to approve arrangements to satisfy the funding needs of the
Plans.

See Note 13 for the components of net periodic pension cost for the third quarter and year-to-date. Grace expects total pension expense for 2004 to be approximately $55 million, and benefit payments to retirees to aggregate between
$85 million and $90 million for all pension programs in 2004. At September 30,
2004, Grace's recorded pension liability for underfunded plans was $366.8 million ($295.9 million included in liabilities not subject to compromise and
$70.9 million related to supplemental pension benefits for officers and certain key employees, included in "liabilities subject to compromise") which includes the following components: (1) shortfall between dedicated assets and ABO of underfunded plans ($202.9 million); and (2) ABO of pay-as-you-go plans ($163.9 million).

POSTRETIREMENT BENEFITS

Grace provides certain health care and life insurance benefits for retired employees, a large majority of which pertain to retirees of previously divested businesses. These plans are unfunded and Grace pays the costs of benefits under these plans as they are incurred. Spending under this program was $3.7 million and $9.2 million during the three-month and nine-month periods ended September
30, 2004, respectively, compared with $3.1 million and $8.8 million during the three-month and nine-month periods ended September 30, 2003, respectively.
Grace's recorded liability for postretirement benefits of $122.9 million at
September 30, 2004 is stated at net present value discounted at 6.25%. The continuing payment of these benefits has been approved by the Bankruptcy Court;
however, the program would still be subject to the terms of a Chapter 11 reorganization plan.

In December 2003, President Bush signed the Medicare Prescription Drug,
Improvement and Modernization Act of 2003 (the "Act") into law. The Act introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to companies that provide a benefit that is at least actuarially equivalent (as defined in the Act) to Medicare Part D. At this time, the Company does not believe that the prescription drug benefit under its postretirement health care plan is actuarially equivalent to the Medicare Part D benefit. Therefore, the Company does not anticipate receiving a federal subsidy.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

CASH RESOURCES AND AVAILABLE CREDIT FACILITIES

At September 30, 2004, Grace had $482.2 million in cash and cash-like assets on hand ($385.1 million in cash and cash equivalents and $97.1 million in net cash value of life insurance). In addition, Grace had access to committed credit facilities aggregating $250.0 million under the DIP facility, of which $213.5 million (net of borrowings, letters of credit, and holdback provisions) was available at September 30, 2004. The term of the DIP facility expires April 1,
2006. Grace believes that these funds and credit facilities will be sufficient to finance its business strategy while in Chapter 11.

CASH FLOW

--------------------------------------------------------------------------------
                                                            NINE MONTHS
CORE OPERATIONS                                                ENDED
(In millions)                                               SEPTEMBER 30,
--------------------------------------------------------------------------------
                                                         2004           2003
                                                  ------------------------------
CASH FLOWS:
Pre-tax operating income.......................      $     145.5    $     97.4
Depreciation and amortization..................             80.4          76.1
PRE-TAX EARNINGS BEFORE DEPRECIATION
    AND AMORTIZATION...........................            225.9         173.5
Working capital and other changes..............            (13.0)        (55.7)
                                                  ------------------------------
CASH FLOW BEFORE INVESTING.....................            212.9         117.8
Capital expenditures...........................            (40.0)        (65.7)
Businesses acquired............................            (53.0)         (3.6)
                                                  ------------------------------
NET CASH FLOW FROM CORE OPERATIONS.............      $     119.9    $     48.5
--------------------------------------------------------------------------------

Grace's net cash flow from core operations before investing increased primarily due to higher pre-tax operating income and decreased investment in working capital. Capital expenditures were lower compared to the same prior year period, offset by an increase in cash invested in business acquisitions. Capital expenditures principally represented spending for routine equipment replacements. A substantial portion of the expenditures during the first half of
2003 were directed toward the construction of new refining catalyst production capacity at Grace's Lake Charles, Louisiana site.

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

--------------------------------------------------------------------------------
                                                              NINE MONTHS
NONCORE ACTIVITIES                                              ENDED
(In millions)                                                SEPTEMBER 30,
--------------------------------------------------------------------------------
                                                         2004            2003
                                                  ------------------------------
CASH FLOWS:
Pre-tax income (loss) from noncore activities..     $     12.6      $    (68.4)
Non-cash charges...............................          (15.9)           61.0
Cash spending for:
  Asbestos-related litigation, net of insurance
    recovery...................................            0.4             2.9
  Environmental remediation....................           (6.1)           (9.1)
  Postretirement benefits......................           (9.2)           (8.8)
  Retained obligations and other...............           (0.9)           (1.1)
                                                  ------------------------------
NET CASH FLOW FROM NONCORE
  ACTIVITIES ..................................     $    (19.1)     $    (23.5)
--------------------------------------------------------------------------------

See the Consolidated Statements of Cash Flows included in the Consolidated
Financial Statements for investing and financing activities for the nine months ended September 30, 2004 and 2003.

DEBT AND OTHER CONTRACTUAL OBLIGATIONS

Total debt outstanding at September 30, 2004 was $590.5 million, including $57.7 million of accrued interest on pre-petition debt. As a result of the Filing,
Grace is now in default on $515.1 million of pre-petition debt which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of September 30, 2004. The automatic stay provided under the
Bankruptcy Code prevents Grace's lenders from taking any action to collect the principal amounts as well as related accrued interest. However, Grace will continue to accrue and report interest on such debt during the Chapter 11 proceedings unless further developments lead management to conclude that it is probable that such interest will be compromised.

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
and developments in and the outcome of the Chapter 11 proceedings discussed above. Also, see "Introduction and Overview - Projections and Other
Forward-Looking Information" in Item 1 of Grace's current Annual Report on Form
10-K/A.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Grace had no outstanding derivative financial instruments that qualify for accounting treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" at September 30, 2004. Grace has entered into foreign exchange forward contracts to manage exposure to fluctuations in foreign currency exchange rates on an intercompany loan between Grace and a subsidiary in Germany. (See Note 5 to the Consolidated Financial Statements.) For further information concerning Grace's quantitative and qualitative disclosures about market risk, refer to Notes 13 and 15 in the Consolidated Financial Statements
in Grace's 2003 Annual Report on Form 10-K/A.

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
Management maintains internal controls to assist it in fulfilling its responsibility for financial reporting. These internal controls consist of policies and procedures that are designed to assess and monitor the effectiveness of the control environment, risk identification, control activities, information flow, and communication. A chartered Disclosure
Committee oversees Grace's public financial reporting process and key managers are required to confirm their compliance with Grace's policies and internal controls. While no system of internal controls can ensure elimination of all errors and irregularities, Grace's internal controls, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed, transactions are properly executed and reported, and appropriate disclosures are made. The concept of reasonable assurance is based on the recognition that there are limitations in all systems of internal control and that the costs of such systems should not exceed their benefits.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2004, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the
"Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and
Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company's periodic filings under the Exchange Act is accumulated and communicated to such officers to allow timely decisions regarding required disclosures. There was no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Notes 1, 3 and 12 to the interim consolidated financial statements in Part I of this Report are incorporated herein by reference.

1. In 1995, citizens groups brought suit in U.S. District Court in New Jersey against Honeywell International, Inc. and Grace for injunctive relief requiring the remediation of chromium contamination of certain Grace-owned property in New
Jersey (Interfaith Community Organization, et al. v. Honeywell International,
Inc., et al.). Grace asserted cross-claims against Honeywell to recover all past and future costs and damages, and for injunctive relief requiring Honeywell to remediate the site. In May 2003, the District Court found in favor of the plaintiff and Grace. Honeywell appealed the judgment to the United States Court of Appeals for the Third Circuit. On September 20, 2004, Grace and Honeywell
entered into a settlement agreement under which Grace transferred the Jersey
City property to Honeywell, Honeywell agreed to indemnify Grace and paid Grace
$62.5 million. Grace recorded a gain of $50 million net of legal expenses, transfer taxes, and the book value of the property.

2. On October 29, 2004, Grace received a letter informing the company that it has been named as a target of a federal grand jury investigation involving possible obstruction of federal agency proceedings, violations of federal environmental laws, and conspiring with others to violate federal environmental laws. Grace believes that the investigation is related to its former vermiculite mining and processing activities in Libby, Montana. Grace has not been advised of any details about the possible violations of law and is unable to assess at this point whether the results of this investigation will be material to Grace.
Grace is aware that several current and former senior level employees associated with Grace's construction products business also have been named as targets of the investigation.

3. On October 26, 2004, a purported class action complaint (Bunch et. al. v. W.
R. Grace & co. et. al.) was filed in the United States District Court for the
Eastern District of Kentucky against Grace, each member of Grace's Board of
Directors, certain current officers of Grace, the Grace Investment and Benefits
Committee, Fidelity Management Trust Company, State Street Bank and Trust
Company and State Street Global Advisors (collectively, the "Defendants"). The complaint was brought on behalf of persons who owned shares of Grace common stock within Grace's savings and investment plan, a defined contribution retirement plan under section 401(k) of the Internal Revenue Code (the "S&I
Plan"). The complaint alleges that the Defendants were fiduciaries of the S&I
Plan under the Employee Retirement Income Security Act of 1974 ("ERISA"), and
that the Defendants violated certain fiduciary duties under ERISA by appointing the State Street Defendants to manage the Grace stock within the S&I Plan with the authority to sell the Grace stock within the Plan, and by prohibiting the
S&I Plan participants from exercising independent control over that appointment and the subsequent sale of all of the Grace stock from the S&I Plan. The complaint states that the sale of the Grace stock resulted in substantial retirement fund losses for the participants. The complaint also alleges that the
Defendants violated their fiduciary duties by failing to avoid certain conflicts of interest, and by failing to disclose financial information regarding Grace and other information, which prevented participants from making informed decisions with respect to their investments within the S&I Plan.

                                      II-1

Grace believes that prosecution of this action should be stayed in Grace's
Chapter 11 proceeding. Grace likely would have an obligation to indemnify the
Defendants for any liability arising out of this lawsuit. However, Grace also believes that the allegations are without merit and that any liability arising therefrom would be covered by its fiduciary liability insurance.

This lawsuit is the second purported class action lawsuit filed alleging breaches of fiduciary duty in connection with the management of the Grace common stock fund in the S&I Plan. As further described in Grace's Quarterly Report on
Form 10-Q for the period ended June 30, 2004, the first lawsuit alleged breaches of fiduciary duties under ERISA for failing to sell or take other appropriate action with respect to Grace common stock when the defendants knew or should have known the stock had become an imprudent investment, principally as a result of the risk related to Grace's asbestos-related liabilities; and that the defendants failed to disclose to S&I Plan participants the risk of investing in
Grace common stock.

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

     (b)  Reports on Form 8-K. The following reports on Form 8-K were filed during the third quarter of 2004:

          July 22, 2004 - Press release announcing Grace's financial results for the quarter ended June 30, 2004.

          September 9, 2004 - Election of Alfred E. Festa as a Director.

          September 22, 2004 - Settlement Agreement with Honeywell
          International, Inc. concerning contamination of Grace-owned property at Route 440 in Jersey City, New Jersey.

                                      II-2

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the
Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              W. R. GRACE & CO.
                                              -----------------------------
                                                    (Registrant)

Date:  November 5, 2004                       By /s/ Paul J. Norris
                                                 ------------------
                                                 Paul J. Norris
                                                 Chairman and
                                                 Chief Executive Officer

Date:  November 5, 2004                       By /s/ Robert M. Tarola
                                                 --------------------
                                                 Robert M. Tarola
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)

                                      II-3

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

                                      II-4