Form 10-K
period 2004-12-31
W R GRACE & CO
filed 2005-03-07
CIK 1045309

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004       Commission file number 1-13953

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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

The aggregate market value of W. R. Grace & Co. voting and non-voting common equity held by non-affiliates as of June 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter) was $298,002,498.

At February 18, 2005, 66,663,392 shares of W. R. Grace & Co. Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

================================================================================

   Item 5.    Market for Registrant's Common Equity and Related
                 Shareholder Matters..........................................22
   Item 6.    Selected Financial Data.........................................23
   Item 7.    Management's Discussion and Analysis of Results of Operations
                 and Financial Condition......................................24
   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk......24
   Item 8.    Financial Statements and Supplementary Data.....................24
   Item 9.    Changes in and Disagreements with Accountants on Accounting

   Item 12.   Security Ownership of Certain Beneficial Owners and

   Item 15.   Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K.....................................................39

SIGNATURES....................................................................45

                                     PART I

ITEM 1. BUSINESS

AVAILABILITY OF REPORTS AND OTHER DOCUMENTS

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

          In addition, Grace makes available, through its website at
www.grace.com/corporategovernance, the charters for the Audit Committee, the
Compensation Committee, the Nominating and Governance Committee, and the
Corporate Responsibility Committee of its Board of Directors, and its corporate governance guidelines. Printed copies of the charters and the governance guidelines may be obtained free of charge by contacting Grace Shareholder
Services at 410-531-4167.

          On September 14, 2004, Grace's Chief Executive Officer submitted a certification to the New York Stock Exchange that, as of such date, he was not aware of any violation by Grace of the New York Stock Exchange corporate governance listing standards.

PROJECTIONS AND OTHER FORWARD-LOOKING INFORMATION

          This Report contains, and other communications by Grace may contain, projections or other "forward-looking" information. Forward-looking information includes all statements regarding Grace's Chapter 11 proceeding (including the proforma financial statements included in "Management's Discussion and Analysis of Results of Operation and Financial Condition" included in the Financial
Supplement to this Report), expected financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital and other expenditures, competitive positions, growth opportunities for existing products, benefits from new technology, plans and objectives of management, and markets for stock. Like any other business, Grace is subject to risks and other uncertainties that could cause its actual results to differ materially from any projections or that could cause other forward-looking information to prove incorrect. Grace does not undertake any obligation to update any forward-looking information that may be contained in this Report.

          Most significantly, Grace filed for protection under Chapter 11 of the
United States Bankruptcy Code ("Chapter 11") on April 2, 2001 as a result of a sharply increasing number of asbestos personal injury claims. See the discussion below, in Item 3 of this Report, and Notes 2 and 3 to Grace's Consolidated
Financial Statements as of December 31, 2004 and December 31, 2003 and for each of the three years ended December 31, 2004, 2003 and 2002 ("Consolidated
Financial Statements") and "Management's Discussion and Analysis of Results of
Operations and Financial Condition" in the Financial Supplement to this Report, for a more detailed discussion of risks related to Grace's asbestos liabilities.

          In addition to general economic, business and market conditions, Grace is also subject to other risks and uncertainties, including the following:

----------
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

o    adverse effects arising out of the pending Montana criminal proceeding described in Item 3 of this Report;

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

o    an inability to adapt to continuing technological improvements or operating strategies by competitors or customers; and

o    the acquisition (through theft or other means) and use by others of Grace's proprietary technology and other know-how.

See Notes 1, 2, 3, 4, 5, 10, 13 and 14 to the Consolidated Financial Statements
and "Management's Discussion and Analysis of Results of Operations and Financial
Condition" in the Financial Supplement for additional information concerning risks and uncertainties.

CHAPTER 11 FILING

          On April 2, 2001, W. R. Grace & Co. and 61 of its United States
subsidiaries and affiliates filed voluntary petitions for reorganization under
Chapter 11 in the United States Bankruptcy Court for the District of Delaware
(the "Bankruptcy Court"). The cases were consolidated for the purpose of joint administration and were assigned case numbers 01-01139 through 01-01200. Grace's
non-U.S. subsidiaries and certain of its U.S. subsidiaries were not included in the filing.

          The filing was made in response to a sharply increasing number of asbestos-related personal injury claims. Under Chapter 11, Grace is operating its businesses as debtor-in-possession under court protection from its creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the asbestos-related claims against it.

          Prior to 2000, Grace was able to settle asbestos-related claims through direct negotiations. The filing of claims had stabilized, and annual cash flows were manageable and fairly predictable. In 2000, the litigation environment changed with an unexpected 81% increase in personal injury claims, which Grace believes was due to a surge in unmeritorious claims. Trends in claims filing and settlement demands showed no signs of returning to historic levels and were exacerbated by the Chapter 11 filings of several co-

defendants in asbestos personal injury litigation. These trends greatly increased the risk that Grace would not be able to resolve its pending and future asbestos-related claims under the state court system.

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

          Three creditors' committees, two representing asbestos claimants and the third representing other unsecured creditors, and a committee representing shareholders, have been appointed in the Chapter 11 proceeding. These committees, and a legal representative of future asbestos claimants, have the right to be heard on all matters that come before the Bankruptcy Court and are likely to play important roles in the Chapter 11 proceeding. Grace is required to bear certain costs and expenses of the committees and of the future asbestos claimants' representative, including those of their counsel and financial advisors.

          Grace's Chapter 11 filing, proposed plan of reorganization, and asbestos-related litigation are further discussed in Item 3 of this Report, and in Notes 2 and 3 to the Consolidated Financial Statements, and "Management's
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

     o    Davison Chemicals is operated through two product groups - refining technologies and specialty materials. The refining technologies group produces (1) fluid cracking catalysts and additives used by petroleum refineries to convert distilled crude oil into transportation fuels and other petroleum-based products, and (2) hydroprocessing catalysts that upgrade heavy oils and remove certain impurities. The specialty materials group produces (1) silica-based engineered materials used in a variety of industrial, consumer, biotechnology and pharmaceutical separations, such as ink jet paper, paints, toothpastes, precision investment casting, rubber compounds, and insulated glass, as well as in edible oil refining and petrochemical processes; (2) specialty catalysts, including polyolefin catalysts and catalyst supports that are essential components in the manufacture of polyethylene and polypropylene resins, and other chemical catalysts used in a variety of industrial and consumer applications; and (3) silica-based materials and chromatography columns and equipment for bioseparations, pharmaceutical and other life sciences applications. Davison Chemicals accounted for approximately 52.8% of Grace's 2004 sales.

     o    Performance Chemicals is operated through two product groups - Grace construction products ("GCP") and Darex(R) sealants and coatings. GCP produces (1) specialty construction chemicals, including
          performance-enhancing concrete admixtures, cement additives and additives for masonry products; (2) specialty building materials, including fire protection and waterproofing materials and systems.
          Darex produces sealants and coatings for packaging that protect food and beverages from

          bacteria and other contaminants, extend shelf life and preserve flavor. Performance Chemicals accounted for approximately 47.2% of
          Grace's 2004 sales.

          Grace's principal executive offices are located at 7500 Grace Drive,
Columbia, Maryland 21044, telephone 410/531-4000. As of year-end 2004, Grace had approximately 6,500 full-time employees worldwide.

          Information concerning the net sales, pretax operating income and total assets of Grace's continuing operations by business segment and information by geographic area for 2004, 2003 and 2002 is contained in Note 19 to the Consolidated Financial Statements in the Financial Supplement to this
Report.

          Strategic Objectives and Actions. Grace's strategy has been, and will continue to be, to enhance enterprise value by profitably growing its specialty chemicals businesses globally and achieving high levels of financial performance. To achieve these objectives, Grace plans to (i) invest in research and development activities, with the goals of introducing new high-performance products and services and enhancing manufacturing processes; (ii) implement process and productivity improvements and cost-management initiatives (including the use of Six Sigma processes), such as rigorous controls on working capital and capital spending, and programs for supply chain management, which includes procurement and materials management; and (iii) pursue selected acquisitions and alliances. These plans are designed to make Grace a high-performance company focused on the strengths of its global specialty chemicals businesses.

PRODUCTS AND MARKETS

          Specialty Chemicals Industry Overview. Specialty chemicals and materials, such as those produced by Grace, are high-value-added products used as catalysts, intermediates, components or additives in a wide variety of products and processes. They are generally produced in relatively small volumes
(compared to commodity chemicals) and must satisfy well-defined performance requirements and specifications. Specialty chemicals are often critical components of end products, or catalysts for the production of materials used in end products; consequently, they are tailored to meet customer needs, which generally results in a close relationship between the specialty chemicals producer and the customer. Rapid response to changing customer needs and reliability of product and supply are important competitive factors in specialty chemicals businesses.

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

          Davison Chemicals Business Segment. Davison, founded in 1832, is composed of two primary product groups: (i) refining technologies, and (ii)
specialty materials. These product groups, which reflect a 2004 realignment of
Davison's product lines and reporting responsibilities, principally apply silica, alumina and zeolite technology in the design and manufacture of products to meet the varying specifications of such diverse customers as major oil refiners, plastics and chemical manufacturers, and consumer products and pharmaceutical companies. Grace believes that Davison's technological expertise provides a competitive edge, allowing it to quickly design products and materials that meet changing customer specifications and to develop new products and materials that expand its existing technology.

          Refining Technologies. Davison produces refinery catalysts, including
(i) fluid cracking catalysts ("FCC") used by petroleum refiners to convert distilled crude oil into transportation fuels (such as gasoline and diesel fuels) and other petroleum-based products, and (ii) hydroprocessing catalysts that upgrade heavy oils and remove certain impurities (such as nitrogen, sulfur and heavy metals). Davison also develops and manufactures FCC additives used for octane enhancement and to reduce emissions of sulfur oxides, nitrogen oxides and carbon monoxide from the FCC unit. Davison has recently introduced new catalyst/additive technologies for sulfur reduction in gasoline and, as an alternative technology, membranes which, when employed in a pervaporation system, will remove sulfur from refinery streams.

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

          Davison's catalyst business has benefited from the increased use of
FCC units to produce selected petrochemical feedstocks. It has also benefited from the passage of more stringent environmental regulations, which has increased demand for FCC additives and other products that reduce environmental emissions. Davison's business also is affected by the capacity utilization of customers' processing units - as capacity utilization increases, the customer frequently uses a disproportionately greater amount of catalysts.

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

          Grace believes that Davison is one of the world leaders in refinery catalysts and the largest supplier of FCCs in the world. Competition in the refinery catalyst business is based on technology, product performance, customer service and price. Davison's two principal global competitors in FCCs are
Engelhard Corporation and Albemarle Corporation. Davison has several regional competitors for FCC additives and hydroprocessing catalysts.

          Specialty Materials. Davison's specialty materials business produces engineered materials, materials and equipment used for biotechnology and pharmaceutical separations, and specialty catalysts. These products, which share a common technological foundation based on silicas, are used in a wide variety of industrial, consumer, biotechnology and pharmaceutical applications.

          Davison's engineered materials included silica gels, colloidal silicas, precipitated silicas, and zeolites/adsorbents. Silicas have different physical properties, such as particle size, surface area, porosity, and surface chemistry, which give each type of silica unique characteristics that make it appropriate for specific applications. Davison has multiple competitors in each silicas/adsorbents segment in which it participates. Competition is based on product performance and quality, customer service, and price.

          Silica gels are used in coatings as matting (gloss-reducing) agents, in digital media for ink adsorption, in plastics for anti-blocking, in pharmaceuticals as conditioning agents, in toothpastes as abrasives and whiteners, in foods to carry flavors and prevent caking, and in edible oil purification and beer stabilization. Davison's colloidal silicas are used primarily as binders in precision investment casting and refractory applications. They have also recently been introduced for use in ink jet printing of digital media, such as digital photographs. Precipitated silicas are used predominantly in the manufacture of tires and other industrial rubber goods such as belts, hoses and footwear. Zeolites, while not silica-based products, are based on related silica/alumina technology. Zeolite adsorbents are used between the two panes of insulating glass to

adsorb moisture and are also used in process applications to adsorb water and separate certain chemical components from mixtures.

          The engineered materials business has a large, fragmented customer base, reflecting the diverse markets served by its products. To better serve these customers, the business uses a direct sales force as well as a distribution network, and has introduced web-based initiatives. Web-based offerings include technical service, literature access, customer feedback tools, and process design formulas to assist customers in determining their needs. More than half of Davison's engineered materials are sold in Europe.

          Through acquisition and internal growth, Davison has recently focused on building a biotechnology and pharmaceutical separations business with its silica-based media and chromatography products, to take advantage of higher growth opportunities in drug discovery, purification and manufacturing processes. During 2003, Davison introduced several new products, including new higher-performing silica gel media for separations and, through two small acquisitions, high-performance chromatography columns and custom column packing services. On August 2, 2004, Davison acquired Alltech International Holdings,
Inc., a global manufacturer and distributor of chromatography products used for drug discovery and production. Alltech had 2003 sales of approximately $47 million.

          The specialty catalyst business produces a range of supported catalysts based on Davison's core material science positions. Applications include ethylene and propylene polymerization, hydrogenation, and environmental and other chemical process applications. The largest portion of Davison's specialty catalysts business is the production of polyolefin catalysts.
Polyolefin catalysts are used in the manufacture of nearly half the high density and linear low density polyethylene worldwide that is produced using supported catalysts. Polyethylene and polypropylene resins are used in products such as plastic film, high-performance plastic pipe and household containers. The polyolefin catalyst business is technology-intensive and focuses on providing products formulated to meet customer specifications. There are many manufacturers of polyolefin catalysts, and most compete on a worldwide basis.
Competition continues to intensify because of evolving technologies, particularly the use of metallocene catalysts, which allow manufacturers to design polymers with exact performance characteristics. Davison uses a combination of its proprietary support technology and licensed technology from third parties to provide unique catalyst-based solutions to industry, and to provide a broad technology portfolio for enhancing collaboration opportunities with technology leaders.

          Other Information. Davison's net sales were $1,192.2 million in 2004,
$1,039.9 million in 2003, and $939.3 million in 2002; 38.0% of Davison's 2004 net sales were generated in North America, 41.8% in Europe, 16.3% in Asia
Pacific, and 3.9% in Latin America. Sales of refining technologies products and services accounted for 29.2% of total net sales of Grace in 2004, 29.9% in 2003, and 30.0% in 2002. Sales of specialty materials products accounted for 23.6% of
Grace's total net sales in 2004, 22.6% in 2003, and 21.6% in 2002.

          At December 31 2004, Davison employed approximately 3,300 people worldwide in 20 facilities. Davison has a direct selling force and distributes most of its products directly to approximately 12,000 customers (500 for refining technologies and more than 11,000 for specialty materials), the largest of which accounted for approximately 4% of Davison's 2004 sales.

          Most raw materials used in the manufacture of Davison products are available from multiple sources. In some instances, Davison produces its own raw materials and intermediates. Natural gas is one of the principal materials used in Davison's manufacturing process. World events and other economic factors have caused volatility in the price of natural gas, which has impacted Davison's operating margins. Seasonality does not have a significant overall effect on
Davison's business. However, sales of FCC catalysts tend to be lower in the first quarter prior to the shift in production by refineries from home heating oil for the winter

season to gasoline production for the summer season. The specialty materials product group is most sensitive to general downturns in economic activity.

          Performance Chemicals Business Segment. Grace's Performance Chemicals
businesses include: (1) specialty construction chemicals and building materials, and (2) Darex(R) sealants and coatings.

          Construction Chemicals and Building Materials. Grace is a leading supplier to the nonresidential (commercial and infrastructure) construction industry, and to a lesser extent, the residential construction and repair segment. Specialty construction chemicals (principally concrete admixtures, cement additives and additives for masonry products) improve the durability and aesthetics of finished concrete and enhance the handling and application of concrete, improve the manufacturing efficiency and performance of cement, and improve the water resistance and other qualities of masonry wall and paving systems.

          Grace has introduced a number of new construction chemicals products and product enhancements in recent years. These include: an additive that reduces the level of chromium VI in cement; new polymeric fiber reinforcements for concrete that can substitute for secondary metal reinforcements; an admixture system for producing self-consolidating concrete (which reduces the labor cost of concrete placement and finishing); and a liquid pigment admixture and dispensing system for concrete. Grace seeks to improve and adapt these products continuously for different applications. Grace's strategy is also to extend its product portfolio and geographic reach through acquisitions. In 2003,
Grace acquired the assets of Tricosal Beton-Chemie GmbH & Co. KG, which significantly expanded Grace's construction chemicals presence in Germany and
Eastern Europe. In 2004, Grace acquired the assets of Pieri N.V., which established a foothold in the Benelux region.

          Specialty building materials prevent structural water damage (for example, water- and ice-barrier products for residential use and waterproofing systems for commercial structures), and protect structural steel against collapse caused by fire. In North America, the specialty building materials product line also manufactures and distributes vermiculite products used in insulation and other applications. Recent product developments include improved window and door flashing products and deck protector tapes to inhibit deck corrosion. The spray-on fire protection product line recently has been adversely affected by the adoption in the U.S. of new international building codes, which require less fire protection material for structural steel used in commercial buildings. In November 2004, Grace acquired the synthetic roofing underlayments business of Flexia Corporation, expanding Grace's specialty residential products portfolio.

          In addition to new product introductions, product enhancements and acquisitions, Grace looks for growth opportunities in developing countries, where increasing construction activity and sophistication of construction practices can increase demand for Grace's higher-performance construction chemicals and building materials products.

          Construction chemicals and building materials are marketed under the
Grace(R) brand to a broad range of customers, including cement manufacturers, ready-mix and precast concrete producers, local contractors, specialty subcontractors and applicators, masonry block manufacturers, building materials distributors and other industrial manufacturers, and architects and structural engineers. For some of these customer groups (such as contractors), cost and ease of application are key factors in making purchasing decisions; for others
(such as architects and structural engineers), product performance and design versatility are the critical factors. In addition, some of Grace's waterproofing materials for residential use are available for sale in large home improvement stores.

          In view of this diversity of customers and customer concerns, and because the construction chemicals and building materials businesses require intensive sales and customer service efforts, Grace maintains a separate sales and technical support team for construction chemicals, non-residential building materials and residential building materials. These sales and support teams sell products under global contracts, under U.S.

or regional contracts, and on a job-by-job basis. Consequently, GCP competes globally with several large construction materials suppliers and regionally and locally with numerous smaller competitors. In recent years, the cement and concrete industry has experienced some consolidation, thereby increasing the importance of servicing global customers. Competition in these businesses is based largely on technical support and service, product performance, brand and reputation, adaptability of the product and price.

          The construction business is cyclical in response to economic conditions and construction demand. The construction business is also seasonal and dependent on favorable weather conditions. GCP seeks to increase profitability and minimize the impact of cyclical downturns in regional economies by introducing technically advanced higher-performance products, expanding geographically, and developing business opportunities in renovation construction markets. Although in recent years these strategies have been successful in minimizing the impact of cyclicality on Grace's construction business, a significant downturn in North American commercial construction activity adversely affected results of operations in 2002 and the first half of
2003. Operating results improved in 2004 as the decline in North American construction activity leveled off.

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

          Darex(R) - Sealants and Coatings. The Darex sealants and coatings business consists primarily of four product lines: can sealants for rigid containers, sealants for metal and plastic bottle closures, coatings for metal packaging, and specialty barrier coatings for flexible packaging. These products are used to assure the quality of packaging and to preserve container contents.
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

          Grace is seeking to expand its Darex product offerings and improve sales growth by extending its technology to new markets, such as its oxygen-scavenging compounds (which absorb oxygen to increase shelf life) and high barrier materials that limit gas transmission into plastic packaging. Grace is also looking to improve sales of closure sealants for plastic bottles, and can sealants and coatings through niche opportunities in metal packaging and continued growth in developing countries. However, sales growth of can sealants has been impacted, and will likely continue to be impacted in the future, by the trend toward increasing use of plastic packaging. Grace will continue to focus on improving the profitability and cash flows of this business through worldwide productivity and strategic sourcing initiatives.

          Competition is based on providing high-quality customer service at customer sites, as well as on uniform product quality and reliability, the ability to offer environmentally friendly products and price. In addition, because of the relative concentration of the canning and bottling market, maintaining relationships with leading container manufacturers, canners and bottlers, and assisting them as they re-engineer processes, are key elements for success.

          Although raw materials used in the sealants and coatings business, including resins, rubber and lattices, are generally available from multiple sources, many raw materials are purchased from single source suppliers. The risk of using single source suppliers may be mitigated, in most cases, by identifying and qualifying alternative suppliers or, for unique materials, by using alternative formulations from other suppliers or by passing through price increases to customers. Some raw materials are also subject to pricing pressures from time to time, particularly petroleum-based specialty and commodity materials such as resins and solvents. Also, currency devaluations versus the
U.S. dollar and Euro in developing countries may adversely affect raw material costs and the prices the business may charge for its products. The business is focused on managing raw material costs and sourcing opportunities to alleviate some of these pressures. Since Darex is a global business, the impact of seasonality is not significant.

          Other Information. Net sales of Grace's Performance Chemicals segment in 2004 totaled $1067.7 million (49.2% in North America, 29.7% in Europe, 14.5%
in Asia Pacific, and 6.6% in Latin America), versus $940.6 million in 2003 and
$880.4 million in 2002. Sales of specialty construction chemicals accounted for
23.6% of Grace's total net sales in 2004, 22.6% in 2003 and 22.3% in 2002; sales of specialty building materials accounted for 11.3% of Grace's total net sales in 2004, 11.7% in 2003, and 12.6% in 2002; and sales of Darex(R) products accounted for 12.3% of Grace's total net sales in 2004, 13.2% in 2003 and 13.5%
in 2002.

          At year-end 2004, Grace employed approximately 3,000 people at 62
Performance Chemicals production facilities. Most of Performance Chemicals'
sales are direct sales to the customer. Performance Chemicals' capital expenditures tend to be relatively lower, and sales and marketing expenditures tend to be relatively higher, than those of Davison Chemicals.

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

          Research and development expenses relating to continuing operations amounted to $51 million in 2004, and $52 million in 2003 and 2002. These amounts include expenses incurred in funding external research projects. The amount of research and development expenses relating to government- and customer-sponsored projects (rather than projects sponsored by Grace) was not material.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

          Manufacturers of specialty chemicals products, including Grace, are subject to stringent regulations under numerous U.S. federal, state and local and foreign environmental, health and safety laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. Grace has expended substantial funds to comply with such laws and regulations and expects to continue to do so in the future. The following table sets forth Grace's expenditures in the past three years, and its estimated expenditures in 2005 and 2006, for (i) the operation and maintenance of manufacturing facilities and the disposal of wastes; (ii)
capital expenditures for environmental control facilities; and (iii) site remediation:

                                        (i)             (ii)           (iii)
                                   Operation of
                                  Facilities and       Capital          Site
                                  Waste Disposal     Expenditures    Remediation
                                  --------------   ---------------   -----------
                                                   (in $ millions)
2002                                    38                 6              14
2003                                    46                 8               7
2004                                    47                 7               9
2005 (est.)                             51                14              39
2006 (est.)                             52                12              14

          The $39 million in estimated site remediation expenditures in 2005 includes a potential $22 million payment to transfer liability with respect to a non-owned site to a third party; such payment is subject to the approval of the
Bankruptcy Court. The $39 million does not include possible additional spending or reimbursement of remediation costs related to Grace's former vermiculite mining and processing activities.

          Grace continuously seeks to improve its environmental, health and safety performance. To the extent applicable, Grace extends the basic elements of the American Chemistry Council's Responsible Care(R) program to all Grace locations worldwide, embracing specific performance objectives in the key areas of product stewardship, employee health and safety, community awareness and emergency response, distribution, process safety and pollution prevention. In addition, Grace has implemented key elements of the new Responsible Care(R)
Security Code for its operations and systems. It has completed a review of existing company security (including cyber-security) vulnerability, and has taken actions to enhance security systems and protect company assets.

          For additional information, see Item 3 of this Report, and Note 14 to the Consolidated Financial Statements and "Management's Discussion and Analysis
of Results of Operations and Financial Condition" in the Financial Supplement to
this Report.

ITEM 2. PROPERTIES

          Grace operates manufacturing and other types of plants and facilities
(including office, warehouse, and other service facilities) throughout the world. Some of these plants and facilities are shared by more than one Grace business unit. Grace owns all of its major manufacturing facilities.
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

          Davison Chemicals operates out of 24 facilities in the following regions:

              Region          Number of Facilities
              -------------   --------------------
              North America           15
              Europe                   7
              Latin America            1
              Asia Pacific             1

Its largest facilities are located in Baltimore, Maryland; Lake Charles,
Louisiana; and Worms, Germany.

          Performance Chemicals operates out of 62 facilities in the following regions:

              Region          Number of Facilities
              -------------   --------------------
              North America             26
              Europe                    12
              Latin America              6
              Asia Pacific              18

Its largest facilities are located in Cambridge, Massachusetts; Chicago,
Illinois; Slough, England; Epernon, France; and Singapore. Because of the nature of its products, Performance Chemicals requires a greater number of facilities to service its customers than Davison. Also, these facilities are generally smaller and less capital intensive than Davison's facilities.

ITEM 3. LEGAL PROCEEDINGS

          1. Chapter 11 Proceedings. On November 13, 2004 Grace filed a plan of reorganization, as well as several associated documents, including a disclosure statement, with the Bankruptcy Court. On January 13, 2005, Grace filed an amended plan of reorganization (the "Plan") and related documents to address certain objections of creditors and other interested parties. The amended Plan is supported by committees representing general unsecured creditors and equity holders, but is not supported by committees representing asbestos personal injury claimants and asbestos property damage claimants. The description of the
Plan herein does not purport to be complete and is qualified in its entirety by reference to the Plan, disclosure statement, and glossary of terms furnished as
Exhibits 2.2, 99.1 and 99.2 to this Report, and the documents referred to therein. Such other documents may be obtained through the Bankruptcy Court.

          Under the terms of the Plan, a trust would be established under
Section 524(g) of the Bankruptcy Code to which all pending and future asbestos-related claims would be channeled for resolution. Grace has requested that the Bankruptcy Court conduct an estimation hearing to determine the amount that would need to be paid into the trust on the effective date of the Plan to satisfy the estimated liability for each class of asbestos claimants and trust administration costs and expenses over time. The Plan provides that Grace's asbestos-related liabilities would be satisfied using cash and securities from
Grace and third parties.

          The Plan will become effective only after a vote of eligible creditors and with the approval of the Bankruptcy Court and the U.S. District Court for
the District of Delaware. Votes on the Plan may not be solicited until the
Bankruptcy Court approves the Disclosure Statement. Under the terms of the Plan,
Grace

would satisfy claims under the Chapter 11 cases as follows:

          Asbestos-Related Claims and Costs

          A trust would be established under Section 524(g) of the Bankruptcy
Code to which all pending and future asbestos-related claims would be channeled for resolution. The trust would utilize specified trust distribution procedures to satisfy the following allowed asbestos-related claims and costs:

     o    Personal injury claims that meet specified exposure and medical criteria (Personal Injury-Symptomatic Eligible or "PI-SE" Claims) - in
          order to qualify for this class, claimants would have to prove that their health is impaired from meaningful exposure to
          asbestos-containing products formerly manufactured by Grace.

     o    Personal injury claims that do not meet the exposure and medical criteria necessary to qualify as PI-SE Claims (Personal
          Injury-Asymptomatic and Other or "PI-AO" Claims) - this class would contain all asbestos-related personal injury claims against Grace that do not meet the specific requirements to be PI-SE Claims, but that do meet certain other specified exposure and medical criteria.

     o    Property damage claims, including claims related to Grace's former
          Zonolite attic insulation ("ZAI") product ("PD Claims") - in order to qualify for this class, claimants would have to prove Grace liability for loss of property value or remediation costs related to asbestos-containing products formerly manufactured by Grace.

     o    Trust administration costs and legal expenses.

The pending asbestos-related legal proceedings are described in "Asbestos
Litigation" below. The claims arising from such proceedings would be subject to this classification process as part of the Plan.

          Grace has requested that the Bankruptcy Court conduct an estimation hearing to determine the amounts that would need to be paid into the trust on the effective date of the Plan to satisfy the estimated liability for each class of asbestos claimants and trust administration costs and expenses over time. The amounts to fund PI-SE Claims, PD Claims and the expense of trust administration would be capped at the amount determined through the estimation hearing;
therefore, after initial funding of the asbestos trust, Grace would have no further obligation for these claims and costs. Amounts required to fund PI-AO
Claims would not be capped, so if the amount funded in respect thereof later proved to be inadequate, Grace would be responsible for contributing additional funds into the asbestos trust to satisfy PI-AO claims.

          Asbestos personal injury claimants would have the option either to litigate their claims against the trust in federal court in Delaware or, if they meet specified eligibility criteria, accept a settlement amount based on the severity of their condition. Asbestos property damage claimants would be required to litigate their claims against the trust in federal court in
Delaware. The Plan provides that, as a condition precedent to confirmation, the maximum estimated aggregate funding amount for all asbestos-related liabilities
(PI-SE, PI-AO and PD including ZAI) and trust administration costs and expenses as determined by the Bankruptcy Court cannot exceed $1,613 million, which Grace believes would fund over $2 billion in claims, costs and expenses over time.

          The PI-SE Claims, the PD Claims and the related trust administration costs and expenses would be funded with (1) $512.5 million in cash (plus interest at 5.5% compounded annually from December 21, 2002) and nine million shares of common stock of Sealed Air Corporation pursuant to the terms of a settlement agreement resolving asbestos-related and fraudulent transfer claims against Sealed Air, and (2) Grace

common stock. The amount of Grace common stock required to satisfy these claims will depend on the liability measures approved by the Bankruptcy Court and the value of the Sealed Air settlement, which changes daily with the accrual of interest and the trading value of Sealed Air stock. The Sealed Air settlement agreement remains subject to Bankruptcy Court approval and the fulfillment of specified conditions.

          The PI-AO Claims would be funded with warrants exercisable for that number of shares of Grace common stock which, when added to the shares issued directly to the trust on the effective date of the Plan, would represent 50.1%
of Grace's voting securities. If the common stock issuable upon exercise of the warrants is insufficient to pay all PI-AO Claims (the liability for which is uncapped under the Plan), then Grace would pay any additional liabilities in cash.

          Other Creditors

          The Plan provides that all allowed claims other than those covered under the asbestos trust would be paid 100% in cash (if such claims qualify as administrative or priority claims) or 85% in cash and 15% in Grace common stock
(if such claims qualify as general unsecured claims). Grace estimates that it would satisfy certain of such claims, including bank debt, environmental liabilities, non-qualified pension claims, trade payables, litigation, and tax liabilities, with interest where applicable. Grace would finance these payments with cash on hand, $115 million paid by Fresenius Medical Care Holdings, Inc. in settlement of asbestos and other Grace-related claims, $800 million in new Grace debt and Grace common stock. Grace would satisfy other non-asbestos related liabilities and claims (primarily certain environmental, tax, pension and retirement medical obligations) as they become due and payable over time.
Proceeds from available product liability insurance applicable to asbestos-related claims would supplement operating cash flow to service new debt and liabilities not paid on the effective date of the Plan.

          Effect on Grace Common Stock

          The Plan provides that Grace common stock will remain outstanding at the effective date of the Plan, but that the interests of existing shareholders would be subject to dilution by additional shares of common stock issued under the Plan. In addition, in order to preserve significant tax benefits from net operating loss carryforwards ("NOLs"), which are subject to elimination or limitation in the event of a change in control (as defined by the Internal
Revenue Code) of Grace, the Plan places restrictions on the purchase of Grace common stock. The restrictions would prohibit (without the consent of Grace), for a period of three years, a person or entity from acquiring more than 4.75%
of the outstanding Grace common stock or, for those persons already holding more than 4.75%, prohibit them from increasing their holdings. The Bankruptcy Court has also approved the trading restrictions described above until the effective date of the Plan.

          Grace intends to address all pending and future asbestos-related claims and all other pre-petition claims as outlined in the Plan. However, Grace may not be successful in obtaining approval of the Plan by the Bankruptcy Court and other interested parties. Instead, a materially different plan of reorganization may ultimately be approved and, under the ultimate plan of reorganization, the interests of the Company's shareholders could be substantially diluted or cancelled. The value of Grace common stock following a plan of reorganization, and the extent of any recovery by non-asbestos-related creditors, will depend principally on the allowed value of Grace's asbestos-related claims as determined by the Bankruptcy Court.

          2. Asbestos Litigation. Grace is a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products. In most of the personal injury lawsuits, Grace is one of many defendants. As a result of the Chapter 11 filing, all asbestos-related litigation has been stayed and no party may commence any new proceedings against
Grace. In general, the claims giving rise to these lawsuits would be dealt with in the Plan as explained above.

          Grace was a defendant in 65,656 asbestos-related lawsuits on April 2,
2001, the date of Grace's Chapter 11 filing. Seventeen of these lawsuits involve claims for property damage, nine relating to Grace's former ZAI product (one of which has since been dismissed) and eight relating to a number of former asbestos-containing products (two of which also are alleged to involve ZAI). The remainder of these lawsuits involves 129,191 claims for personal injury.

          The plaintiffs in property damage lawsuits generally seek to have the defendants pay the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. Cumulatively through
April 2, 2001, Grace received 380 asbestos property damage cases (involving thousands of buildings), 140 of which were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of
Grace); judgments were entered in favor of the plaintiffs in eight cases for a total of $86.1 million (one of which is on appeal); and 207 property damage cases were settled for a total of $696.8 million.

          As part of the Chapter 11 process, the Bankruptcy Court established a bar date of March 31, 2003 for submission of asbestos-related property damage claims. (The bar date did not apply to asbestos-related personal injury claims or claims related to ZAI.) Approximately 4,300 additional property damage claims were filed prior to the bar date. Grace has analyzed the information provided by the claimants and has attempted to assess the validity and potential liability related to these claims. Approximately 170 claims failed to provide sufficient information to permit an evaluation. With respect to the remainder of such claims, Grace intends to object to all or almost all of them on a number of different grounds. Such grounds may include: insufficient or lack of supporting documentation; lack of product identification; statute of limitations, statute of repose, and laches; lack of negligence; inapplicability of strict liability;
lack of causation; and improper calculation of damages. Where sufficient information exists to analyze and estimate the liability related to such claims, the estimated cost of resolution has been factored into Grace's total recorded asbestos-related liability.

          In February 2000 a purported class action lawsuit was filed in the
U.S. District Court for the Eastern District of Massachusetts against the
Company (Lindholm v. W. R. Grace & Co.) on behalf of all owners of homes containing ZAI, a product formerly sold by Grace that may contain trace amounts of asbestos. The action seeks damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. After Lindholm was filed, nine additional purported class action ZAI lawsuits were initiated against Grace prior to the Chapter 11 filing. The nine lawsuits were filed in various state and federal courts asserting similar claims and seeking damages similar to those in Lindholm. One of the purported federal class actions has been consolidated with Lindholm. As a result of the Chapter 11 filing, all of these cases have been stayed and certain of them have been transferred to the
U.S. Bankruptcy Court for the District of Delaware. In October 2004, two
additional purported class action lawsuits were filed in Canada.

          The plaintiffs in the ZAI lawsuits assert that this product is in millions of homes and that the cost of removal could be several thousand dollars per home. Based on Grace's investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that the product was and continues to be safe for its intended purpose and poses little or no threat to human health. The plaintiffs in the ZAI lawsuits (and the U.S. government in the Montana criminal proceeding described below) dispute Grace's position on the safety of ZAI. In July 2002, the
Bankruptcy Court approved special counsel to represent the ZAI claimants, at
Grace's expense, in a proceeding to determine certain threshold scientific issues regarding ZAI. On October 18, 2004, the Bankruptcy Court held a hearing on motions filed by the parties to address a number of important legal and factual issues regarding the ZAI claims, and has taken the motions under advisement. The Bankruptcy Court has indicated it may require further proceedings with respect to the matters addressed in the motions. At this time,
Grace is not able to assess the extent of any possible liability related to this matter.

          Asbestos personal injury claimants allege adverse health effects from exposure to asbestos-containing products formerly manufactured by Grace.
Cumulatively through April 2, 2001, 16,354 personal injury lawsuits involving
35,720 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and
55,489 lawsuits involving 163,698 claims were disposed of for a total of $645.6 million.

          Prior to the Chapter 11 filing date, based on its experience and analysis of trends in asbestos personal injury litigation, Grace endeavored to project the number and ultimate cost of all present and future personal injury claims expected to be asserted, based on actuarial principles, and to measure probable and estimable liabilities under generally accepted accounting principles. After the Chapter 11 filing and prior to the filing of the Plan,
Grace did not change its recorded asbestos-related personal injury liability because it did not believe that there was an appropriate basis to do so.

          Under the Plan, Grace is requesting that the Bankruptcy Court determine the aggregate dollar amount, on a net present value basis (the
"Funding Amount"), that must be funded on the effective date of the Plan into an asbestos trust (established under Section 524(g) of the Bankruptcy Code) to pay all allowed pending and future asbestos-related personal injury and property damage (including ZAI) claims and related trust administration costs and expenses on the later of the effective date of the Plan or when allowed. It is a condition to confirmation that the Bankruptcy Court shall conclude that the
Funding Amount is not greater than $1,613 million. This amount, which should be sufficient to fund over $2 billion in pending and future claims, is based in part on Grace's evaluation of (1) existing but unresolved personal injury and property damage claims, (2) actuarially-based estimates of future personal injury claims, (3) the risk of loss from ZAI litigation, (4) proposed claim payments reflected in the Plan, and (5) the cost of trust administration and litigation. This amount may not be consistent with what the Bankruptcy Court may conclude would be a sufficient Funding Amount.

          Grace has requested that the Bankruptcy Court implement a process for estimating the Funding Amount, which will be primarily a function of the number of allowed property damage (including ZAI) and personal injury claims, and the amount payable per claim. Using this process, which involves the use of detailed claim forms, questionnaires, and expert testimony, Grace will seek to demonstrate that the vast majority of claims should not be allowed because they fail to establish any material property damage, health impairment or significant occupational exposure to asbestos from Grace's operations or products. Grace also will seek Bankruptcy Court approval of Grace's proposed payouts for allowed personal injury claims, which will vary depending upon the type of claim and/or the claimant's medical condition. If the Bankruptcy Court agrees with Grace's position on the number of, and the amounts to be paid in respect of, allowed personal injury and property damage claims, then Grace believes that the Funding
Amount could be less than $1,613 million. However, this outcome is highly uncertain and will depend on a number of Bankruptcy Court rulings favorable to
Grace's position.

          Conversely, the asbestos claimants committees and the future claimants representative have objected to Grace's proposed estimation process and are likely to continue to assert that Grace's asbestos-related liabilities are substantially higher than $1,613 million, and in fact are in excess of Grace's business value. If the Court accepts the position of the asbestos claimants committees, then any plan of reorganization likely would result in the loss of all or substantially all equity value by current shareholders. Therefore, due to the significant uncertainties of this process and asbestos litigation generally,
Grace is not able to estimate a probable Funding Amount that would be accepted by the Bankruptcy Court. However, as Grace is willing to proceed with confirmation of the Plan with a Funding Amount of up to $1,613 million (assuming that other conditions precedent to confirmation of the Plan are satisfied, including the availability of funds from Sealed Air Corporation under the settlement agreement described above), during the fourth quarter of 2004, Grace accrued and took a charge of $714.8 million to increase its recorded asbestos-related liability to reflect the $1,613 million maximum amount allowed as a condition precedent under the Plan. This amount, plus $87.0 million for pre-Chapter 11 contractual settlements and judgments, brings the total recorded asbestos-related liability as of December 31, 2004 to $1,700 million. Any differences between the Plan as filed and as approved for confirmation could fundamentally change the accounting measurement of Grace's asbestos-related liability and that change could be material.

          Grace previously purchased insurance policies under which Grace claims coverage for its asbestos-related lawsuits and claims. Grace has settled with and has been paid by all but one of its primary insurance carriers with respect to both property damage and personal injury cases and claims. Grace has also settled with its excess insurance carriers that wrote policies available for property damage cases; those settlements involve amounts paid and to be paid to
Grace. Grace believes that certain of these settlements may cover ZAI claims as well as other property damage claims. In addition, Grace believes that additional coverage for ZAI claims may exist under excess insurance policies not subject to settlement agreements. Grace has settled with excess insurance carriers that wrote policies available for personal injury claims in layers of insurance that Grace believes may be reached based on its current estimates.
Insurance coverage for asbestos-related liabilities has not been commercially available since 1985.

          Pursuant to settlements with primary-level and excess-level insurance carriers with respect to asbestos-related claims, Grace received payments totaling $10.8 million in 2002, $13.2 million in 2003, and $18.7 million in
2004. Grace estimates that, assuming an ultimate payout of asbestos-related claims equal to the recorded liability of $1,700 million, it should be entitled to approximately $500.0 million, on a net present value basis, of insurance recovery. Such recovery, however, would occur only as claims are paid by the asbestos trust, absent an alternative payment arrangement with Grace's insurers.

          See Item 1 of this Report and Notes 2 and 3 to the Consolidated
Financial Statements and "Management's Discussion and Analysis of Results of
Operations and Financial Condition" in the Financial Supplement for additional information.

          3. Environmental Proceedings. a. Libby, Montana and
Vermiculite-Related Proceedings. From the 1920's until 1992, Grace (beginning in
1963) and previous owners conducted vermiculite mining and related activities near Libby, Montana. The mined vermiculite ore contained varying amounts of asbestos as an impurity, almost all of which was removed during processing.
Expanded vermiculite was used in products such as fireproofing, insulation and potting soil.

          In November 1999, Region 8 of the U.S. Environmental Protection Agency
("EPA") began an investigation into alleged excessive levels of asbestos-related disease in the Libby population related to these former mining activities. This investigation led the EPA to undertake additional investigative activity and to carry out response actions in and around Libby. On March 30, 2001, the EPA filed a lawsuit in U.S. District Court for the District of Montana, Missoula Division
(United States v. W. R. Grace & Company et al.) under the Comprehensive
Environmental Response, Compensation and Liability Act for the recovery of costs allegedly incurred by the United States in response to the release or threatened release of asbestos in the Libby, Montana area relating to such former mining activities. These costs include cleaning and/or demolition of alleged contaminated buildings, excavation and removal of alleged contaminated soil, health screening of Libby residents and former mine workers, and investigation and monitoring costs. In this action, the EPA also sought a declaration of
Grace's liability that would be binding in future actions to recover further response costs.

          In connection with its defense, Grace conducted its own investigation to determine whether the EPA's actions and cost claims were justified and reasonable. However, in December 2002, the District Court granted the United
States' motion for partial summary judgment on a number of issues that limited
Grace's ability to challenge the EPA's response actions. In January 2003, a trial was held on the remainder of the issues, which primarily involved the reasonableness and adequacy of documentation of the EPA's cost recovery claims through December 31, 2001. On August 28, 2003, the District
Court issued a ruling in favor of the United States that requires Grace to reimburse the government for $54.5 million (plus interest) in costs expended through December 2001, and for all appropriate future costs to complete the cleanup. Grace appealed the court's ruling to the Ninth Circuit Court of
Appeals, which heard oral argument on February 7, 2005. No decision has been issued on the appeal.

          In February 2000, a purported class action lawsuit was filed in the
U.S. District Court for Montana, Missoula Division (Tennison, et al. v. W. R.
Grace & Co., et al.) against Grace on behalf of all owners of improved private real property situated within 12 miles of Libby, Montana. The action alleges that the class members have suffered harm in the form of environmental contamination and loss of property rights resulting from Grace's former vermiculite mining and processing operations. The complaint seeks remediation, property damages, and punitive damages. This case has been stayed as a result of
Grace's Chapter 11 filing. However, as described above, the EPA has been conducting remediation activities in and around Libby, which include the remediation of private real property. While Grace has not completed its investigation of the claims in Tennison, Grace has no reason to believe that it will incur material liability in addition to the amount of the EPA's recoverable costs for cleanup activities around Libby.

          In October 2000, a purported class action lawsuit was filed in the
U.S. District Court for the District of Minnesota, 4th Division (Chase v. W. R.
Grace & Co.-Conn.) alleging loss of property values in the vicinity of a former
Grace plant in Minneapolis, which processed vermiculite from the Libby mine.
This case has been stayed as a result of Grace's Chapter 11 filing. The EPA has commenced and is continuing a program for removing suspected vermiculite processing by-products from the yards and driveways of houses near the former plant. The EPA has reviewed 1,648 residential properties and targeted 269 for cleanup. Of the 269 properties, the EPA has taken action at 252, and has not obtained access to the remaining 17. As of December 31, 2004, the EPA had spent approximately $3.4 million on these residential cleanup actions. While Grace has not completed its investigation of the claims in Chase, Grace has no reason to believe that it will incur material liability in addition to the amount of the
EPA's remediation costs. The EPA also has remediated industrial property in the area, including the former vermiculite expanding plant, at a cost of $650,000.
The EPA has submitted proofs of claims for $10.9 million for the past and projected future costs (including indirect costs) of remediation of the residential and industrial properties at or around the former plant site.

          The EPA also has compiled for investigation a list of 245 facilities that at one time used, stored, or expanded vermiculite concentrate that originated from the Libby vermiculite mine. Included in this list are 50 vermiculite expansion plants currently or formerly operated by Grace. The EPA has listed 17 of these 50 sites as requiring additional action. Grace has conducted corrective actions or investigations at six of these sites. The EPA has filed proofs of claims for 10 of these sites (exclusive of Libby, Montana), and for three other sites never owned or operated by Grace. The amount claimed with respect to these 13 sites is $26 million. In addition, another governmental agency has commenced a separate investigation at 28 of the 245 facilities, 22 of which are currently or were formerly operated by Grace. Grace does not have sufficient information to determine whether this separate investigation is likely to result in any additional liability.

          As a result of the ruling by the District Court in Montana in United
States v. W. R. Grace & Company et al., and Grace's evaluation of probable remediation costs at vermiculite processing sites, Grace estimates its total liability for vermiculite-related remediation, including liability related to the matters described in the three preceding paragraphs at $204.2 million.
Grace's estimate of expected costs is based on public comments regarding the
EPA's spending plans, discussions of spending forecasts with EPA representatives, and analysis of other information made available from the EPA.
However, the EPA's cost estimates have increased regularly and substantially over the course of its cleanup. Consequently, as the EPA's spending on these matters increases, Grace's liability for remediation will increase. Any payments to the EPA would be subject to the outcome of the Chapter 11 proceedings.

          b. Non-Vermiculite-Related Environmental Proceedings. The EPA has
designated Grace (together, in most cases, with many other companies) as a
"potentially responsible party" ("PRP") with respect to paying the costs of investigating and remediating pollution at various sites. At year-end 2004, proceedings were pending with respect to approximately 30 sites as to which
Grace has been designated a PRP by the EPA. U.S. law provides that all PRPs for a site may be held jointly and severally liable for the costs of investigating and remediating the site. Grace is also conducting investigatory and remediation activities at sites under the jurisdiction of state and/or local authorities.
During the Chapter 11 proceeding, Grace has not been participating (except in a limited number of special cases) in the joint funding of investigation and remediation at non-owned sites where it is a PRP. Grace's expected liability with respect to these sites is included in an aggregate $140.8 million liability for environmental remediation (excluding liability related to Grace's former vermiculite mining and processing activities as described above); however,
Grace's ultimate liability with respect to many of such sites will be determined as part of its Chapter 11 proceeding.

          Grace is a party to other legal proceedings and claims involving U.S.
federal, state and/or local government agencies and private parties regarding
Grace's responsibility for alleged noncompliance with environmental laws and regulations. These proceedings are not expected to result in significant sanctions or in any material liability. However, Grace may incur material liability in connection with future actions of governmental agencies or private parties relating to past or future practices of Grace with respect to the generation, storage, handling, discharge, disposition or stewardship of hazardous wastes and other materials.

          Based on its analysis of environmental-related claims submitted prior to the March 31, 2003 bar date and other available information, Grace estimates that its aggregate liability for environmental remediation, other than remediation related to its former vermiculite mining and processing operations
(discussed above), is $140.8 million as of December 31, 2004. These environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. These liabilities are evaluated quarterly, based on currently available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, existing technology, prior experience in contaminated site remediation and the apportionment of costs among potentially responsible parties. The estimated aggregate liability could change materially as additional information becomes available or circumstances change.

          c. Environmental Insurance Litigation. In December 2004, Grace settled two environmental insurance coverage actions previously pending in the U.S.
District Court for the Southern District of New York (Maryland Casualty Co. v.
W. R. Grace & Co., and Continental Casualty Company v. W. R. Grace & Co. and
W.R. Grace & Co. Conn.) with the remaining insurer in both cases. The terms of the settlement are subject to confidentiality restrictions. The Maryland
Casualty action involved approximately 200 claims arising from environmental contamination of sites owned or formerly owned by Grace, and off-site, non-owned disposal sites. The Continental Casualty action involved approximately 45 claims of the same nature, including Grace's claims for coverage regarding certain claims involving former vermiculate mining operations in Libby, Montana.
However, the Libby-related claims for coverage were excluded from the settlement. A third action (Unigard Security Ins. Co. v. W. R. Grace & Co.-Conn.
and W. R. Grace & Co.) remains pending in the same court. In this suit, Unigard is seeking a declaration of no liability regarding potential personal injury claims against Grace arising from environmental contamination at four sites formerly owned by Grace. The Unigard policy at issue is a first-layer excess policy with limits of $10 million that was in effect from June 30, 1974 to June
30, 1975. No personal injury claims have been identified regarding the four sites. Additionally, in June 2003, the Second Circuit Court of Appeals, while interpreting coverage under the Continental Casualty Policy underlying the
Unigard policy, held that Section 46 of the New York Insurance Law, which was in effect from 1971 to 1982, prohibited coverage for claims arising from gradual pollution.

          For further information, see "Environmental, Health and Safety
Matters" under Item 1 above, Note 14 to Grace's Consolidated Financial
Statements and "Management's Discussion and Analysis of Results of Operations
and Financial Condition" in the Financial Supplement.

          4. Montana Criminal Proceeding. On February 7, 2005, the United States
Department of Justice announced the unsealing of a 10-count grand jury indictment against Grace and seven current or former senior level employees relating to Grace's former vermiculite mining and processing activities in
Libby, Montana. The indictment accuses the defendants of (1) conspiracy to violate environmental laws and obstruct federal agency proceedings; (2)
violations of the federal Clean Air Act; (3) wire fraud in connection with the sale of allegedly contaminated properties; and (4) obstruction of justice.

          Grace purchased the Libby mine in 1963 and operated it until 1990;
vermiculite processing activities continued until 1992. The grand jury charges that the conspiracy took place from 1976 to 2002 and also charges that the alleged endangerment to the areas surrounding Libby continues to the present day. According to the U.S. Department of Justice, Grace could be subject to fines in an amount equal to twice the after-tax profit earned from its Libby operations or twice the alleged loss suffered by Libby victims, plus additional amounts for restitution to victims. The indictment alleges that such after tax profits were $140 million. Grace has categorically denied any criminal wrongdoing and intends to vigorously defend itself at trial.

          Among the employees charged is Robert J. Bettacchi, a senior vice president of Grace and president of the Grace Performance Chemicals business unit. Mr. Bettacchi and two other current employees have been placed on administrative leave with pay so that they may dedicate sufficient time to their defense. The U.S. Bankruptcy Court previously granted Grace's request to advance legal and defense costs to the employees, subject to a reimbursement obligation if it is later determined that the employees did not meet the standards for indemnification set forth under the appropriate state corporate law.

          Grace is unable to assess whether the indictment, or any conviction resulting therefrom, will have a material adverse effect on the results of operations or financial condition of Grace or affect Grace's bankruptcy proceedings.

          5. Litigation Related to Former Packaging and Medical Care Businesses.
In September 2000, Grace was named in a purported class action suit filed in
California Superior Court for the County of San Francisco alleging that the 1996 reorganization involving a predecessor of Grace and Fresenius Medical Care
Holdings, Inc. and the 1998 reorganization involving a predecessor of Grace and
Sealed Air Corporation were fraudulent transfers (Abner, et al., v. W. R. Grace
& Co., et al.). The suit is alleged to have been brought on behalf of all individuals who then had lawsuits on file asserting personal injury or wrongful death claims against any of the defendants. After Abner, and prior to the
Chapter 11 filing, two other similar class actions were filed. These lawsuits have been stayed as a result of Grace's Chapter 11 filing.

          The Bankruptcy Court authorized the Official Committee of Asbestos
Personal Injury Claimants and the Official Committee of Asbestos Property Damage
Claimants to proceed with claims against Sealed Air and Fresenius on behalf of
Grace's bankruptcy estate. On November 29, 2002, Sealed Air and Fresenius each announced that they had reached agreements in principle with such Committees to settle asbestos and fraudulent transfer claims related to such transactions.
Under the terms of the Fresenius settlement, as subsequently revised and subject to certain conditions, Fresenius would contribute $115.0 million to the Grace estate as directed by the Bankruptcy Court upon confirmation of Grace's plan of reorganization. In July 2003, the Fresenius settlement was approved by the
Bankruptcy Court. Under the terms of the proposed Sealed Air settlement, Sealed
Air would make a payment of $512.5 million (plus interest at 5.5% per annum, compounded annually, commencing on December 21, 2002) and nine million shares of
Sealed Air common

stock, valued at $479.4 million as of December 31, 2004, as directed by the
Bankruptcy Court upon confirmation of Grace's plan of reorganization. The Sealed
Air settlement remains subject to the approval of the Bankruptcy Court and the fulfillment of specified conditions. Upon the effectiveness of these settlements
Abner and all similar actions will be dismissed. These settlements are an integral part of Grace's Plan.

          6. Tax Claims. On January 10, 2005, Grace received a corrected examination report from the Internal Revenue Service (the "IRS") for the 1993 -
1996 tax period asserting, in the aggregate, approximately $90.9 million of proposed tax adjustments, plus accrued interest (the "Examination Report"). The most significant issue addressed in the Examination Report concerns corporate-owned life insurance ("COLI") policies. As discussed below, a settlement agreement relating to COLI was executed on January 20, 2005. The benefit of that settlement was not reflected in the Examination Report. Once reflected, Grace anticipates that the proposed tax adjustment will be reduced from approximately $90.9 million to $80.2 million plus accrued interest. Other proposed adjustments in the Examination Report include disallowance of research and development ("R&D") credits, general business credits and miscellaneous deductions. Subject to Bankruptcy Court approval and IRS revision of the
Examination Report to reflect the benefit of the COLI settlement, Grace is in agreement with the IRS with respect to all proposed tax adjustments in the
Examination Report with the exception of approximately $7.0 million of proposed adjustments relating to R&D credits. On February 9, 2005, Grace filed a protest with IRS Appeals requesting (i) additional review of the R&D credit issue and
(ii) issuance of a corrected Examination Report to reflect the COLI settlement.
Grace also filed a motion with the Bankruptcy Court on February 14, 2005 requesting that the Court authorize Grace to (i) enter into a settlement agreement with the IRS with respect to all agreed issues for the 1993 - 1996 tax periods and (ii) pay the related federal taxes as well as certain state taxes for the 1990 - 1996 tax periods plus accrued interest. Grace estimates that the tax payment including interest will be approximately $122.5 million.

          With respect to COLI, in 1988 and 1990, Grace acquired COLI policies and funded policy premiums in part using loans secured against policy cash surrender value. Grace claimed a total of approximately $258 million in deductions attributable to interest accrued on such loans through the 1998 tax year, after which such deductions were no longer permitted by law. The IRS disallowance of such interest deductions, beginning during the 1990-1992 federal tax audit, resulted in years of discussion until recently, when the issue was resolved in a tentative settlement approved by the Bankruptcy Court, as described below.

          On October 13, 2004, the Bankruptcy Court entered an order authorizing
Grace to enter into a settlement agreement with the IRS in connection with interest deductions claimed with respect to COLI and providing for the termination of the COLI policies. In accordance with that order, on January 20,
2005, Grace terminated the COLI policies and Grace, Fresenius Medical Care
Holdings, Inc., Sealed Air Corporation and the IRS entered into a COLI Closing
Agreement. Under the COLI Closing Agreement, the government allowed 20% of the aggregate amount of the COLI interest deductions and Grace owes federal income tax and interest with respect to the remaining 80% of the COLI interest deductions disallowed. Grace estimates that the federal tax liability resulting from the COLI settlement is approximately $53.5 million, $10.4 million of which was paid in connection with the 1990-1992 tax audit and $30.8 million of which will be paid in connection with the settlement of the 1993-1996 federal tax audit discussed above. The remaining approximately $12.3 million of additional tax liability will be satisfied in connection with the 1997 and 1998 federal tax audits, discussed below. The COLI Closing Agreement also provides that, with respect to the termination of the COLI policies, Grace will include 20% of the gain realized in taxable income, with the government, exempting 80% of such gain from tax. As a result of the termination, Grace received approximately $16 million in cash proceeds and will record taxable income of approximately $60 million in 2005. It is anticipated that Grace will apply its net operating loss carryforwards to offset the taxable income generated from terminating the COLI policies, although alternative minimum taxes may apply.

          Grace's federal tax returns covering 1997 and later tax periods are either under examination by the IRS or open for future examination. As a consequence of any finally determined federal tax adjustments, Grace will be liable for additional state taxes plus interest accrued thereon.

          The IRS has assessed additional federal income tax withholding and
Federal Insurance Contributions Act (FICA) taxes plus interest and related penalties for calendar years 1993 through 1998 against a Grace subsidiary that formerly operated a temporary staffing business for nurses and other health care personnel. The assessments, aggregating $61.9 million, were made in connection with a meal and incidental expense per diem plan for traveling health care personnel, which was in effect through 1999, the year in which Grace sold the business. (The statute of limitations has expired with respect to 1999.) The IRS contends that certain per diem reimbursements should have been treated as wages subject to employment taxes and federal income tax withholding. Grace contends that its per diem and expense allowance plans were in accordance with statutory and regulatory requirements, as well as other published guidance from the IRS.
Grace has a right to indemnification from its former partner in the business for approximately 36% of any tax liability (including interest thereon) for the period from July 1996 through December 1998. The matter is currently pending in the United States Court of Claims. Grace has tentatively agreed with the
Department of Justice and IRS on a settlement amount and certain other terms that would resolve the matter. The preliminary settlement is subject to the execution of written closing agreements with the IRS and a written settlement agreement with the Department of Justice, and to Bankruptcy Court approval.

          Grace believes that the impact of probable tax return adjustments is adequately recognized as liabilities in its consolidated financial statements at
December 31, 2004.

          7. ERISA lawsuits. In June 2004, a purported class action complaint
(Evans v. Akers et al.) was filed in U.S. District Court for the District of
Massachusetts against Grace's Board of Directors, certain current and former
Grace officers and employees, and others, relating to Grace's 401(k) Savings and
Investment Plan (the "S&I Plan"). The complaint alleges that the decline in the price of Grace common stock from July 1999 through February 2004 resulted in significant losses to S&I Plan participants. The complaint further alleges that the defendants breached their fiduciary duties under the Employee Retirement
Income Security Act of 1974, as amended ("ERISA"), by failing to sell or take other appropriate action with regard to Grace common stock held by the S&I Plan during that period, and by failing to disclose to S&I Plan participants the risk of investing in Grace common stock. The complaint seeks compensatory damages for the S&I Plan from the defendants.

          On October 26, 2004, a purported class-action complaint (Bunch et al.
v. W. R. Grace & Co. et al.) also related to the S&I Plan was filed in the U.S.
District Court for the Eastern District of Kentucky against Grace, the Grace
Investment and Benefits Committee, Grace's Board of Directors, certain current and former Grace officers and employees, and others. The complaint alleges that
Grace and its investment advisors breached fiduciary duties under ERISA by selling Grace common stock from the S&I Plan at a distressed price. The complaint further alleges that Grace breached fiduciary duties under ERISA by hiring State Street Bank and Trust Company, the investment manager for the S&I
Plan that was retained by Grace in December 2003, to rapidly liquidate all of the employees' Grace common stock investment at an artificially low sales price.

          The defendants in these cases have moved to transfer the Bunch action to the U.S. District Court for the District of Massachusetts and will seek to consolidate it with the Evans action. Grace likely would have an obligation to indemnify the other defendants for any liability arising out of either of these lawsuits. However, Grace believes that the allegations in both lawsuits are without merit and that, in any event, any liability arising therefrom would be covered by its fiduciary liability insurance.

          8. Other Claims Received Prior to the Bar Date. The Bankruptcy Court
established a bar date of March 31, 2003 for claims of general unsecured creditors, asbestos-related property damage claims and medical monitoring claims related to asbestos. The bar date did not apply to asbestos-related personal injury claims or claims related to ZAI, which will be dealt with separately.
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

          Approximately 7,000 of the 9,400 non-asbestos related claims involve claims by employees or former employees for future retirement benefits such as pension and retiree medical coverage. The Plan treats these claims as contingent and, after the effective date of the Plan, leaves these claimants' legal, equitable and contractual rights unaltered. In addition to claims for environmental remediation and indemnification (discussed above), the remaining non-asbestos related claims include claims for payment for goods and services;
taxes; product warranties; principal and interest under pre-petition credit facilities; amounts due under leases and other contracts; leases and other executory contracts rejected in the Bankruptcy Court; indemnification or contribution to actual or potential co-defendants in asbestos-related and other litigation; pending non-asbestos related litigation; and non-asbestos related personal injury.

          Grace's initial analysis indicated that many claims are duplicates, represent the same claim filed against more than one of the debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of December 31, 2004, Grace had filed with the Bankruptcy Court objections to approximately 1,560 claims. Most of these objections were non-substantive
(duplicates, no supporting documentation, late filed claims, etc.). Of such claims, 1,031 have been expunged, 31 have been withdrawn, and the remainder are being addressed through dispute resolution procedures approved by the Bankruptcy
Court. Grace expects to file objections to additional claims, most of which will be substantive, as analysis and evaluation of the claims progresses.

          At this time, Grace believes that its recorded liabilities for claims subject to the bar date represent a reasonable estimate of the ultimate allowable amount for such claims that are not in dispute or have been submitted with sufficient information to both evaluate merit and estimate the value of the claim. As claims are resolved, or where better information becomes available and is evaluated, Grace will make adjustments to the liabilities recorded on its financial statements as appropriate. Any such adjustments could be material to its consolidated financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          This Item is inapplicable, as no matters were submitted to a vote of the Company's security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

          Except as provided below, the information called for by this Item appears in the Financial Supplement under the heading "Financial Summary"
opposite the caption "Other Statistics - Common shareholders of record" (page
F-39); under the heading "Quarterly Summary and Statistical Information -
Unaudited" opposite the caption "Market price of common stock" (page F-38); and
in Note 15 to the Consolidated Financial Statements (page F-31).

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

          The terms of the Rights may be amended by the Company's Board of
Directors without the consent of the holders of the Rights. The Rights, which will remain outstanding under the proposed plan of reorganization, are currently scheduled to expire on March 31, 2008.

          This summary of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which was filed as Exhibit 4.1 to the Company's Form 8-K filed on April 8, 1998.

ITEM 6. SELECTED FINANCIAL DATA

          The information called for by this Item appears under the heading
"Financial Summary" (page F-39 of the Financial Supplement) and in Notes 1, 2,
3, 4, 10, 13 and 14 to the Consolidated Financial Statements (pages F-10 through
F-23, and F-25 through F-31 of the Financial Supplement), which is incorporated herein by reference. In addition, Exhibit 12 to this Report (page F-60) of the
Financial Supplement) contains the ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends for Grace for the years
2000-2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
        FINANCIAL CONDITION

          The information called for by this Item appears on pages F-40 to F-58 of the Financial Supplement, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information called for by this Item appears in Notes 12 and 13 to the Consolidated Financial Statements (pages F-26 and F-27 of the Financial
Supplement), which is incorporated herein by reference.

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

ITEM 9A. CONTROLS AND PROCEDURES

          The information called for by this Item appears under the heading
"Management's Report on Financial Reporting and Internal Controls" on page F-3 of the Financial Supplement, which is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The Company's current directors and executive officers are listed below. The Company's Certificate of Incorporation provides for the division of the Board of Directors into three classes, each to serve for a three-year term or until their respective successors are elected. In view of the Chapter 11 filing, the directors are continuing to serve beyond the expiration of their respective terms. Executive officers are elected to serve

until the next annual meeting of the Company's Board of Directors or until their respective successors are elected.

       Name and Age                                Office                        First Elected
--------------------------   -------------------------------------------------   -------------

John F. Akers (70)           Class II Director                                     05/09/97

H. Furlong Baldwin (73)      Class I Director                                      01/16/02

Ronald C. Cambre (66)        Class III Director                                    09/01/98

Alfred E. Festa (45)         Class II Director                                     09/08/04
                             President and Chief Operating Officer                 11/17/03

Marye Anne Fox (57)          Class I Director                                      05/10/96

John J. Murphy (73)          Class II Director                                     05/09/97

Paul J. Norris (57)          Class III Director (Chairman)                         01/01/99
                             Chief Executive Officer                               11/01/98

Thomas A. Vanderslice (73)   Class I Director and Lead Independent Director        05/10/96

Robert J. Bettacchi (62)*    Senior Vice President                                 04/01/97

William M. Corcoran (55)     Vice President                                        05/11/99

W. Brian McGowan (55)        Senior Vice President                                 12/06/90**

David B. Siegel (55)         Senior Vice President, General Counsel and Chief      09/01/98**
                             Restructuring Officer

Robert M. Tarola (54)        Senior Vice President and Chief Financial Officer     05/11/99

*    On administrative leave

**   Designated an Executive Officer on July 9, 1998

          Mr. Akers served as Chairman of the Board and Chief Executive Officer of International Business Machines Corporation from 1985 until his retirement in
1993. He is also a director of Hallmark Cards, Inc., Lehman Brothers Holdings,
Inc., The New York Times Company and PepsiCo, Inc.

          Mr. Baldwin served as a director of Mercantile Bankshares Corporation from 1970 to 2003, and as Chairman of the Board from 1984 to 2003. From 1976 to
2001 he served as President and Chief Executive Officer. Mr. Baldwin is Chairman
of NASDAQ Stock Market, Inc., and also a director of Platinum Underwriters
Holdings, Ltd. and Allegheny Energy Inc.

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

          Dr. Fox is Chancellor of the University of California San Diego and is
a Professor of Chemistry at that institution. She is also a director of Boston
Scientific Corporation, Red Hat, Inc. and Pharmaceutical Product Development,
Inc.

          Mr. Murphy served as Chairman of the Board of Dresser Industries,
Inc., a supplier of products and technical services to the energy industry, until 1996. From 1997 to 2000, he was a Managing Director of SMG Management
L.L.C., a privately owned investment group. Mr. Murphy is also a director of
CARBO Ceramics, Inc. and ShawCor Ltd.

          Mr. Norris has been actively engaged in Grace's business for the past five years. He was a director of Borden Chemical, Inc. until August 2004. He continues to perform advisory services for Kolberg Kravis Roberts & Co., which previously was the principal shareholder of Borden.

          Mr. Vanderslice served as Chairman and Chief Executive Officer of
M/A-COM, Inc., a designer and manufacturer of radio frequency and microwave components, devices and subsystems for commercial and defense applications, from
1989 until his retirement in 1995. He is currently a private investor. As Lead
Independent Director of Grace's Board, he presides at all executive sessions.

          Messrs. Bettacchi, Corcoran, McGowan, Siegel and Tarola have been actively engaged in Grace's business for the past five years. Mr. Tarola is also a director of mutual funds sponsored by Legg Mason, Inc. Mr. Bettacchi has been named the subject of a pending criminal proceeding relating to Grace's former vermiculite mining and processing activities in Libby, Montana, and has been placed on administrative leave. See "Montana Criminal Proceeding" in Item 3 of this Report for further information.

          Board Independence. The Board has determined that all directors, other than Mr. Norris (who is also Chief Executive Officer) and Mr. Festa (who is also
President and Chief Operating Officer) are independent under New York Stock
Exchange rules because none of such directors has any direct or indirect material relationship with the Company or its affiliates, other than through his or her service as a director and as an owner of less than 1% of the Company's
Common Stock. This determination was based on a number of factors, principal among them was that (1) none of such directors, or any member of their immediate families is (or at any time during the last three years was) an executive officer or employee of the Company, or an executive officer of any other entity with whom the Company does business; (2) none of such directors or any member of their immediate families has, during the last three years, received any compensation from the Company (other than Board retainer and meeting fees); and
(3) none of such directors serve, or within the last three years served, as an executive officer, director, trustee or fiduciary of any charitable organization to which the Company made any material donation. Mr. Vanderslice has been appointed Lead Independent Director and, in such capacity, he presides at executive sessions of non-management directors. Interested parties may communicate with Mr. Vanderslice by writing him at the following address: Thomas
A. Vanderslice - Lead Independent Director, c/o W. R. Grace & Co., 7500 Grace
Drive, Columbia, Maryland 21044.

          Audit Committee. The Company has a standing Audit Committee established in accordance with SEC rules. The Committee members are John F.
Akers, H. Furlong Baldwin, Ronald C. Cambre, Marye Anne Fox, John J. Murphy, and
Thomas A. Vanderslice, each of who meet the independence standards of the SEC and New York Stock Exchange. The Board of Directors of the Company has
determined that all Committee members are audit committee financial experts as defined by SEC regulations.

          Compliance with Section 16(a) of the Securities Exchange Act. Under
Section 16 of the Securities Exchange Act of 1934, the Company's directors, certain of its officers, and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the SEC and the New
York Stock Exchange concerning their ownership of and transactions in Common
Stock or other securities of the Company; such persons are also required to furnish the Company with copies of such reports. Based upon the reports and related information furnished to the Company, the Company believes that all such filing requirements were complied with in a timely manner during and with respect to 2004.

          Code of Ethics for Principal Officers. The Board of Directors of the
Company and its Audit Committee have adopted revised Business Ethics and
Conflicts of Interest policies, which apply to all of the Company's directors, officers, and employees, including the Company's principal officers. These policies are accessible through the Company's Internet website,
www.grace.com/corporategovernance, and are available in hard copy, free of charge, by contacting Grace Shareholder Services at 410-531-4167. The Company
granted no waivers to these policies during 2004. Any amendments or waivers to these policies affecting any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions for the Company will be promptly posted on the website.

ITEM 11. EXECUTIVE COMPENSATION

          Summary Compensation Table. The following Summary Compensation Table contains information concerning the compensation of (a) Paul J. Norris, Chief
Executive Officer; and (b) the other four most highly compensated executive officers of Grace who were serving as such at year-end 2004. Certain compensation information omitted from the Summary Compensation Table because it is not applicable or because it is not required under the rules of the SEC is discussed elsewhere in this Item 11.

                                                                              Long-Term
                                             Annual Compensation            Compensation
                                   --------------------------------------   ------------
                                                                 Other
    Name and Principal                                          Annual           LTIP          All Other
         Position           Year     Salary        Bonus     Compensation    Payouts (a)   Compensation (b)
-------------------------   ----   ----------   ----------   ------------   ------------   ----------------

P. J. Norris                2004   $1,000,000   $2,500,000        --           $246,840       $1,354,750
Chairman and Chief          2003    1,000,000    1,000,000        --                 --        1,349,800
Executive Officer           2002      958,333    1,010,000        --                 --          589,493

R. J. Bettacchi             2004      381,667      610,000        --             71,400          287,680
Senior Vice President       2003      370,667      300,000        --                 --          281,008
                            2002      358,000      265,000        --                 --           31,444

A. E. Festa                 2004      558,333    1,116,000        --              8,170           57,850
President and Chief         2003       68,750      100,000        --                 --            2,078
Operating Officer (c)       2002           --           --        --                 --               --

D. B. Siegel                2004      426,000      639,000        --             56,950          343,490
Senior Vice President and   2003      421,333      250,000        --                 --          338,497
General Counsel             2002      408,000      265,000        --                 --          244,448

R. M. Tarola                2004      402,000      627,000        --             56,950          300,578
Senior Vice President and   2003      398,667      245,000        --                 --          298,413
Chief Financial Officer     2002      388,000      250,000        --                 --           33,377

     (a)  Partial payment under 2002-2004 Long-Term Incentive Program ("LTIP").
          In March 2005, a final payment is expected to be made under the
          2002-2004 LTIP in the following amounts: Mr. Norris -- $1,176,120; Mr.
          Bettacchi -- $340,200; Mr. Festa -- $247,669; Mr. Siegel -- $271,350;
          and Mr. Tarola -- $271,350. In addition, in March 2005, a partial payment is expected to be made under the 2003-2005 LTIP in the following amounts: Mr. Norris -- $484,000; Mr. Bettacchi -- $140,000;
          Mr. Festa -- $129,385; Mr. Siegel -- $111,667; and Mr. Tarola --
          $111,667.

     (b)  The amounts in this column for 2004 consist of the following:

          (i)  retention payments made as follows: Mr. Norris -- $1,235,000; Mr.
               Bettacchi -- $248,083; Mr. Festa -- $0; Mr. Siegel -- $276,900;
               and Mr. Tarola -- $261,300. (See "Retention Agreements" for a
               description of the retention arrangements entered into with the executive officers, and "Employment and Consulting Agreements"
               for a description of Mr. Norris' retention arrangements);

          (ii) payments made to persons whose personal and/or Company contributions to Grace's Salaried Employees Savings and
               Investment Plan ("Savings Plan") would be subject to limitations under federal income tax law, as follows: Mr. Norris -- $108,600;
               Mr. Bettacchi -- $26,140; Mr. Festa -- $0; Mr. Siegel -- $29,180;
               and Mr. Tarola -- $26,920;

          (iii) Company contributions to the Savings Plan, as follows: Mr.
               Norris -- $9,800; Mr. Bettacchi -- $11,362.50; Mr. Festa --
               $7,375; Mr. Siegel -- $11,235; and Mr. Tarola -- $11,295;

          (iv) the value of Company-provided personal liability insurance, as follows: Mr. Norris -- $1,350; Mr. Bettacchi -- $810; Mr. Festa
               -- $1,080; Mr. Siegel -- $810; and Mr. Tarola -- $810;

          (v)  the value of Company-provided term life insurance, as follows:
               Mr. Norris -- $0; Mr. Bettacchi -- $1,284; Mr. Festa -- $1,395;
               Mr. Siegel -- $365; and Mr. Tarola -- $253;

          (vi) for Mr. Siegel, $25,000 of forgiveness of indebtedness income under the terms of a relocation loan made in April 2002, the balance of which was $7,300 as of December 31, 2004; and

          (vii) for Mr. Festa, $48,000 for a housing allowance pending the relocation of his primary residence to the Columbia, Maryland area.

     (c)  Mr. Festa joined Grace in November 2003.

          Stock Options. Grace granted no stock options during 2004, and no previously granted options were exercised by the named individuals during 2004.
The following table sets forth the value of unexercised "in-the-money" options held at December 31, 2004 (the difference between the aggregate purchase price of all such options held and the market value of the shares covered by such options at December 31, 2004).

                          No. of Shares Underlying      Value of Unexercised In-the-Money
                      Unexercised Options at 12/31/04          Options at 12/31/04
       Name              Exercisable/Unexercisable          Exercisable/Unexercisable
-------------------   -------------------------------   ---------------------------------

P. J. Norris ......             1,165,026/0                      $ 3,223,793*/$0
R. J. Bettacchi ...               433,946/0                      $ 1,382,020 /$0
A. E. Festa .......                     0/0                      $         0 /$0
D. B. Siegel ......               377,163/0                      $ 1,047,533 /$0
R. M. Tarola ......               202,900/0                      $   333,639 /$0

*    See description of Mr. Norris' employment agreement below for discussion of stock appreciation rights component of 439,026 options

          Long-Term Incentive Program. The Company's long-term incentive plans generally are designed to provide key employees with long-term incentives having a value at the 60th percentile of long-term incentives offered by specialty chemical companies of comparable size to Grace. In 2002, the Board of Directors and the Bankruptcy Court approved a Long-Term Incentive Plan ("LTIP") for key employees for the 2002-2004 performance period ("2002 LTIP"). Awards under the
2002 LTIP are payable 100% in cash, based on the extent to which the Company achieves certain pretax earnings targets over the three year performance period.
Employees who become entitled to award payments under the 2002 LTIP will generally be paid in two installments: one in the first quarter of 2004 (as partial payment based on performance for the first two years of the three-year performance period), and the other in the first quarter of 2005 (which will consider performance for the complete three-year performance period and will be offset by the amount of the prior installment). The partial payout of the 2002
LTIP was made in March 2004 (see the Compensation Table for payouts to the named executive officers), and the remainder of such payout will be made in March
2005. Generally, a key employee forfeits his or her rights to receive an installment of an award if, prior to the payment of the installment, the employee either voluntarily resigns from the Company or is terminated by the
Company for cause.

          In 2003, the Board and the Bankruptcy Court approved the 2003 LTIP for the 2003-2005 performance period, and in 2004, the Board and the Bankruptcy
Court approved the 2004 LTIP for the 2004-2006 performance period. The 2003 and
2004 LTIPs operate in substantially the same manner as the 2002 LTIP, with revised pretax earnings targets. The following table sets forth threshold, targeted and maximum awards under the 2004 LTIP:

                                                                           Estimated Future Payouts
                                           Performance or Other       Under Non-Stock Price-Based Plans
                  No. of Shares, Units   Period Until Maturation   ---------------------------------------
      Name           Or Other Rights            or Payout           Threshold(a)     Target       Maximum
---------------   --------------------   -----------------------   -------------   ----------   ----------

P. J. Norris           $1,452,000               2004-2006          $0 or $24,248   $1,452,000   $2,904,000
A. E. Festa               687,000               2004-2006          $0 or $11,452      687,000    1,374,000
R. J. Bettacchi           420,000               2004-2006          $0 or $ 7,014      420,000      840,000
D. B. Siegel              335,000               2004-2006          $0 or $ 5,595      335,000      670,000
R. M. Tarola              335,000               2004-2006          $0 or $ 5,595      335,000      670,000

(a)  No payment will be made unless the minimum targeted level of pretax earnings is achieved.

          Pension Arrangements. Full-time salaried employees who are 21 or older and who have one or more years of service are eligible to participate in the
Retirement Plan for Salaried Employees. Under this basic retirement plan, pension benefits are based upon (a) the employee's average annual compensation for the 60 consecutive months in which his or her compensation is highest during the last 180 months of continuous participation, and (b) the number of years of the employee's credited service. For purposes of this basic retirement plan, compensation generally includes nondeferred base salary and annual incentive compensation (bonus) awards; however, for 2004, federal income tax law limited to $205,000 the annual compensation on which benefits under this plan may be based.

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

          The following table shows the annual pensions payable under the basic and supplemental plans for different levels of compensation and years of credited service. The amounts shown have been computed on the assumption that the employee retired at age 65 on January 1, 2004, with benefits payable on a straight life annuity basis. Such amounts are subject to (but do not reflect) an offset of 1.25% of an estimate of the employee's primary Social Security benefit at retirement age for each year of credited service under the basic and supplemental plans.

Highest Average                       Years of Credited Service
    Annual        -----------------------------------------------------------------
  Compensation    10 Years   15 Years   20 Years   25 Years    30 Years    35 Years
---------------   --------   --------   --------   --------   ---------   ---------

  200,000           30,000     45,000     60,000     75,000      90,000     105,000
  300,000           45,000     67,500     90,000    112,500     135,000     157,500
  400,000           60,000     90,000    120,000    150,000     180,000     210,000
  500,000           75,000    112,500    150,000    187,500     225,000     262,500
  600,000           90,000    135,000    180,000    225,000     270,000     315,000
  700,000          105,000    157,500    210,000    262,500     315,000     367,500
  800,000          120,000    180,000    240,000    300,000     360,000     420,000
  900,000          135,000    202,500    270,000    337,500     405,000     472,500
1,000,000          150,000    225,000    300,000    375,000     450,000     525,000
1,200,000          180,000    270,000    360,000    450,000     540,000     630,000
1,400,000          210,000    315,000    420,000    525,000     630,000     735,000
1,600,000          240,000    360,000    480,000    600,000     720,000     840,000
1,800,000          270,000    405,000    540,000    675,000     810,000     945,000
2,000,000          300,000    450,000    600,000    750,000     900,000   1,050,000
2,200,000          330,000    495,000    660,000    825,000     990,000   1,155,000
2,400,000          360,000    540,000    720,000    900,000   1,080,000   1,260,000

          At December 31, 2004, Messrs. Norris, Festa, Bettacchi, Siegel and
Tarola had 12.83, 1.12, 33.0, 27.75 and 5.56 years of credited service, respectively, under the basic and supplemental retirement plans. (Mr. Norris'
years of credited service include his eligible service with Grace from 1975 to
1981.) For purposes of those plans, the 2004 compensation of such executive officers was as follows: Mr. Norris -- $2,000,000; Mr. Festa -- $658,333; Mr.
Bettacchi -- $681,667; Mr. Siegel -- $676,000; and Mr. Tarola -- $647,000.
Messrs. Norris and Tarola are entitled to additional pension benefits under their employment agreements (see "Employment and Consulting Agreements").

          Employment and Consulting Agreements. Paul J. Norris. On November 17,
2004, Mr. Norris announced his intention to retire as CEO of Grace effective May
31, 2005. (Mr. Norris will remain chairman of the Board of Grace.) Mr. Norris and the Board of Directors have agreed, subject to Bankruptcy Court approval, that upon his retirement, he will commence providing consulting services to the new CEO and others at Grace with respect to Grace's Chapter 11 proceeding and other matters, in accordance with a consulting agreement dated January 19, 2005, which is described below. Until his retirement, both Mr. Norris and the Board of
Directors expect him to continue as CEO of Grace, in accordance with the terms of his current employment agreement with Grace.

          Effective January 1, 2003, Mr. Norris entered into a letter agreement with Grace (the "Letter Agreement"), whereby his employment agreement, dated
January 1, 2001 (the "2001 Agreement"), was extended beyond its original termination date of December 31, 2002, and was amended as described herein. (The
2001 Agreement superceded Mr. Norris' original employment agreement with Grace, dated October 26,

1998.) Except as amended by the Letter Agreement, the provisions of the 2001
Agreement remain applicable to Mr. Norris during his entire post-2002 employment term with Grace.

          During his post-2002 employment term, Mr. Norris will continue to be entitled under the 2001 Agreement to an annual base salary of not less than
$875,000. In addition, he will continue to participate in Grace's annual incentive compensation program, under which his targeted award will be at least
75% of his annual base salary. Since January 1, 2003, Mr. Norris' annual base salary has been $1,000,000, and his targeted percentage for his annual incentive compensation award has been 125%.

          Under the terms of the Letter Agreement, on December 31, 2003, Mr.
Norris received a $1,235,000 retention bonus for services performed during 2003;
and, on December 31, 2004, he was entitled to receive an additional retention bonus of $1,235,000 for services performed during 2004. Pursuant to a separate agreement, 50% of the 2004 retention bonus was paid on December 31, 2004, and the remaining 50% was made subject to the achievement of specified earnings targets for 2004 and, as a result of the achievement of those targets, will be paid in the first quarter of 2005.

          Also, under Mr. Norris' original employment agreement with Grace, dated October 26, 1998, he received upon his commencement of employment on
November 1, 1998 a non-statutory stock option grant covering 439,026 shares of
Common Stock pursuant to Grace's 1998 Stock Incentive Plan. Both his original employment agreement and the 2001 Agreement provide that Grace will make a stock appreciation payment to Mr. Norris, at the time he elects to exercise any options under that stock option grant or at the time he elects to cancel such options, provided that the price of a share of Common Stock is above $10.25 at the time. The payment will be equal to the product of the number of shares exercised (or cancelled), multiplied by the difference between (a) the purchase price per share ($16.75), or the price of a share of Common Stock on the date of such exercise, if less than the purchase price per share, and (b) $10.25. As of
February 1, 2005, the total amount of the option grant covering 439,026 shares remains unexercised and uncancelled. Mr. Norris will have the right to exercise
(or cancel) these options at any time up to 3 years after he retires as CEO, in accordance with the terms of the 1998 Stock Incentive Plan.

          Under the Letter Agreement, Mr. Norris was obligated to provide Grace with at least 180 days written prior notice of his intention to resign his employment with Grace in order to receive certain benefits and payments upon termination, which were originally specified under the 1998 Agreement. Since Mr.
Norris has satisfied this notice requirement, he is entitled to receive the following benefits and payments upon his retirement as CEO:

          (1) A lump sum payment in the total amount of approximately
$6,030,000, comprised of the following components: approximately $3,120,000 as a supplemental pension payment calculated (as described below) in accordance with the terms of his 2001 Agreement; and approximately $2,910,000 as the lump sum payment of his accrued benefits under Grace's supplemental executive retirement plan. (Mr. Norris is also entitled to a lump sum payment of approximately
$308,000 under the Grace's basic retirement plan.) The supplemental pension payment is determined by (a) calculating the benefits payable to Mr. Norris under Grace's basic and supplemental retirement plans, based upon his years of service with Grace plus his service with his prior employer as if those years of service were with Grace, (b) offsetting the amount of those benefits by the retirement benefits payable from his prior employer's retirement plans and by the benefits to which he is otherwise entitled under Grace's basic and supplemental executive retirement plans, and then (c) discounting the remaining amount of these benefits to derive a present value (using assumptions applicable to lump sum calculations under Grace's basic retirement plan) payable as of his retirement date. In addition, his 2001 Agreement provides that Grace pay Mr.
Norris his accrued benefits under Grace's supplemental retirement plan as a lump sum upon retirement. (The terms of that plan generally provide that all benefits thereunder must be paid as monthly annuity benefits.)

          (2) An award under Grace's annual incentive compensation program for
2005, payable in March 2006 and pro-rated based on the portion of 2005 that Mr.
Norris remains an employee of Grace. Based on a target annual incentive award of
125% of base salary and a May 31, 2005 retirement date, his pro-rated target award would be $520,833 and his actual award could range from $0 to $1,041,667, depending upon the extent to which the Company's earnings targets are achieved.

          (3) An award under both the 2003 LTIP and the 2004 LTIP, pro-rated based on the portion of the applicable LTIP performance period during which Mr.
Norris remained an employee of Grace. While it is not possible to specify the amount of these awards because they are based upon the extent to which Grace achieves certain earnings targets during the applicable performance periods, which are ongoing, such award under the 2003 LTIP could range up to $2,339,462, with a pro-rated target of $1,169,731 (less any partial payment made in March
2004), and under the 2004 LTIP Mr. Norris' award could range up to $1,371,268 with a pro-rated target of $685,634, depending on the extent to which those targets are achieved during the applicable performance period, provided and assuming Mr. Norris' retirement date remains May 31, 2005.

          (4) Mr. Norris is also entitled to post-employment residential relocation assistance, to any location within the continental United States selected by Mr. Norris. Such relocation would include a lump sum cash payment equal to two months of his base salary, grossed up to account for applicable income taxes ("Relocation Cash Payment"), reimbursement of household moving expenses and other expenses under Grace's relocation policy applicable to current employees ("Moving Expenses") and compensation for any loss on the sale of Mr. Norris' Maryland residence ("Residential Loss Payment"). In order to receive this relocation assistance, Mr. Norris must move his residence no later than 2 years after he ceases to be a member of Grace's Board of Directors. If
Mr. Norris becomes entitled to relocation assistance, it is estimated that the total cost to Grace of that assistance will be approximately $440,000, comprised of a Relocation Cash Payment of approximately $280,000 (including base payment plus income tax gross up), Moving Expenses of approximately $150,000, and no
Residential Loss Payment.

          The 2001 Agreement also provides for Mr. Norris' participation in other benefits and compensation programs generally available to other senior executives of Grace, including the fringe benefits specified below under the heading "Executive Fringe Benefits".

          As stated above, Mr. Norris has entered into a consulting agreement dated January 19, 2005 with Grace, under which he will continue to monitor
Grace's Chapter 11 proceedings and provide consulting services and advice to the new Grace CEO, certain employees of Grace and the Board of Directors, regarding those proceedings and other matters (the "Norris Consulting Agreement"), after he retires as CEO. The Norris Consulting Agreement is subject to Bankruptcy
Court approval. Under the Norris Consulting Agreement, Mr. Norris would perform services as an independent contractor, and would retain no authority to enter into agreements on behalf of Grace and would have no management or supervisory authority over Grace officers or employees. Under the Norris Consulting
Agreement, Mr. Norris would initially be paid a monthly retainer equal to
$35,416.67 (i.e., $425,000 per year), provided that the retainer would be subject to adjustment downward if Mr. Norris dedicates significantly less than one-half of a regular 40 hour work week to perform his duties under the Norris
Consulting Agreement. It is anticipated that Mr. Norris will continue to provide services under the Norris Consulting Agreement until Grace emerges from Chapter
11 protection, provided that the Agreement may be terminated by the Grace Board or Mr. Norris at any time upon 30 days' written notice, without the obligation to make any post-termination payments, and in any event will terminate 90 days after Grace emerges from Chapter 11. During the period of the Norris Consulting
Agreement, Mr. Norris will have access to office space and administrative services at Grace's Columbia headquarters. In addition, during this period and so long as he remains a director, Mr. Norris would be eligible to receive the same compensation payable to other non-employee directors of the Company.

          The foregoing description of Mr. Norris' employment agreement and consulting agreement does not purport to be complete and is qualified in its entirety by reference to the 1998 Agreement, which has been filed with the SEC as Exhibit 10.20 to Grace's 2000 Annual Report on Form 10-K, by reference to the
Letter Agreement, which has been filed with the SEC as Exhibit 10.19 to Grace's
2002 Annual Report on Form 10-K and by reference to the Norris Consulting
Agreement, which is filed as Exhibit 10.28 to this Report.

          Alfred E. Festa. Mr. Festa and the Grace Board have agreed that Mr.
Festa would assume the position of CEO of Grace on June 1, 2005 (upon the retirement of Mr. Norris), in accordance with the terms of a written agreement, dated January 19, 2005 (the "Festa CEO Agreement"), which is described more fully below. Until Mr. Festa assumes the CEO position, both he and the Board expect him to continue in the capacity of Chief Operating Officer and President of Grace, pursuant to his employment agreement dated November 17, 2003 (the
"Festa COO Agreement").

          The Festa COO Agreement is a three year employment agreement with
Grace, under which, Mr. Festa is entitled to an initial annual base salary of
$550,000. He is also entitled to participate in Grace's Annual Incentive
Compensation Program (the "AICP"). For 2004, he was entitled to a targeted award of 100% of his annual base salary earned during such year.

          Under the Festa COO Agreement, Mr. Festa also participates in Grace's currently effective LTIPs for the 2002-2004 and 2003-2005 performance periods.
His targeted award under each of those LTIPs is $687,000. However, any award to which he becomes entitled under either of the LTIPs will be pro-rated to reflect the percentage of days that he was an active employee of the Company during the applicable performance period.

          Also, under terms of the Festa COO Agreement, if Mr. Festa's employment is terminated by the Company without cause, or by him as a result of constructive discharge, prior to the expiration of his employment agreement, he will be entitled to a severance payment equal to 1.5 times 175% of his annual base salary at the time of his termination.

          Under the Festa CEO Agreement, which is subject to Bankruptcy approval, Mr. Festa will assume the position of CEO of Grace on June 1, 2005, and thereupon the Festa COO Agreement shall become void.

          The term of the Festa CEO Agreement is for four years, ending on May
31, 2009. Under the Festa CEO Agreement, Mr. Festa is entitled to an initial base annual salary of $760,000. His targeted award under the AICP for 2005 and each calendar year thereafter is 100% of his base salary earned during the applicable year (or greater, as determined by the Board). Under the Festa CEO
Agreement, he will also continue to participate in the Grace LTIPs. Under a proposed 2005 LTIP (which would cover the 2005-2007 performance period), Mr.
Festa's targeted award would be $1,690,000 (or an equivalent value comprised of stock options or other equity and/or cash, as provided under the terms of the
LTIP).

          Mr. Festa would not be entitled to any unpaid award under the AICP or any LTIP if his employment with Grace terminates prior to the date that the award is paid to active Grace employees, except that Mr. Festa would be entitled to a pro-rated portion of such an unpaid award in the event that his termination was by Grace without cause, by him as a result of constructive discharge, or as a result of his death or disability before the applicable payment date.

          Also, under the terms of the Festa CEO Agreement, if his employment is terminated by Grace without cause, or by him as a result of constructive discharge, prior to the expiration of the Agreement, he would be entitled to a severance payment equal to 2 times a dollar amount equal to 175% of his annual base salary at the time of his termination.

          The Festa CEO Agreement also provides that Mr. Festa will be entitled to a Chapter 11 emergence bonus of $1,750,000, payable in two installments. The first installment will be in the amount of $750,000 and be paid 6 months after
Grace emerges from Chapter 11, and the remaining balance of $1,000,000 will be paid 18 months after such emergence. However, if Grace does not emerge from
Chapter 11 within 36 months after the filing of an initial plan of reorganization (i.e., by November 13, 2007), then Mr. Festa would be paid the emergence bonus as follows: $750,000 would be paid 36 months after such plan was filed, and $1,000,000 would be paid 48 months after such plan was filed. Mr.
Festa would not be entitled to any installment of the emergence bonus if his employment with Grace is terminated prior to the date the installment is scheduled for payment, except in the case where his termination occurs after
Grace emerges from Chapter 11 and is the result of (i) his resignation as a result of constructive discharge, (ii) termination by Grace not for cause, or
(iii) his death or disability.

          In addition, Mr. Festa will generally be eligible to participate in other compensation and benefit plans and programs that are provided to other senior executives of Grace, including the fringe benefits specified below under the heading "Executive Fringe Benefits".

          The foregoing descriptions of the Festa COO Agreement do not purport to be complete and are qualified in their entirety by reference to the Festa COO
Agreement, which has been filed with the SEC as Exhibit 10.27 to Grace's 2003
Annual Report on Form 10-K,and by reference to the Festa CEO Agreement which is filed as Exhibit 10.27 to this Report.

          William M. Corcoran. Mr. Corcoran had an employment agreement with
Grace that expired on May 31, 2002. Under terms of the agreement that survived the expiration date, if Mr. Corcoran is terminated without cause, he will generally be entitled to a severance payment equal to 137% of his annual base salary at the time of termination. (However, along with other executive officers and certain key employees of Grace, Mr. Corcoran has entered into a retention agreement with Grace, described below, under which he may be entitled to enhanced severance pay in lieu of, but not in addition to, the severance pay provided under his employment agreement.) In addition, the benefits payable to
Mr. Corcoran under Grace's basic and supplemental retirement plans will continue to be determined by adding additional years of credited service under those plans. Generally, for each year of credited service under those plans that he actually earns during his period of employment with Grace, he will receive credit for an additional one-half year of credited service (up to a maximum of 5 additional years of credited service). The foregoing description of Mr.
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

          Robert M. Tarola. Mr. Tarola had an employment agreement that expired on November 10, 2002. Under terms of the agreement that survived the expiration date, if Mr. Tarola is terminated without cause, he will generally be entitled to a severance payment equal to 145% of his annual base salary at the time of termination. (However, along with the other executive officers and certain key employees of Grace, Mr. Tarola has entered into a retention agreement with
Grace, described below, under which he may be entitled to enhanced severance pay in lieu of, but not in addition to, the severance pay provided under his employment agreement.) In addition, the benefits payable to Mr. Tarola under
Grace's basic and supplemental retirement plans will continue to be determined by adding additional years of credited service under those plans. Generally, for each year of credited service under those plans that he actually earns during his period of employment with Grace, he will receive credit for one additional year of credited service (up to a maximum

of 10 additional years of credited service). The foregoing description of Mr.
Tarola's employment agreement does not purport to be complete and is qualified in its entirety by reference to such agreement, which has been filed with the
SEC as Exhibit 10.1 to Grace's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

          Executive Fringe Benefits. Grace's executive officers are also entitled to certain fringe benefits not otherwise generally available to other employees of Grace. These benefits include an executive physical, personal financial counseling and tax preparation, and a Company-provided car. The aggregate value of these benefits for 2004 ranged from $7,000 to $20,000 per person. In addition, Messrs. Norris and Festa have access to a corporate aircraft under an agreement between the Company and NetJets Sales, Inc., which provides for approximately 100 flight hours per year. Other executive officers and key employees also are permitted to travel on such aircraft on occasion. The total cost to Grace for such service in 2004 was approximately $640,000. During
2004, Mr. Norris and Mr. Corcoran made use of such aircraft for non-business purposes; the value of such personal use as determined by IRS regulations was
$11,920, and $2,551, respectively.

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

          Grace implemented a new retention program for 2003 and 2004 under which each executive officer (except for Mr. Norris, whose retention arrangement is covered by separate agreements, and Mr. Festa) would be entitled to receive a payment equal to 65% of his base salary if the officer remains employed with
Grace for the entire year. The 2003 retention payment was made to each eligible executive officer at the end of 2003. For 2004, 50% of the retention payment was contingent upon the achievement of specified earnings targets for such year.
Therefore, 50% of such retention payment was paid to each eligible executive at the end of 2004 and, since such earnings targets were achieved, the remaining payment will be paid during the first quarter of 2005. These retention payments are not considered compensation for purposes of any Grace benefit or compensation plans or programs.

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

          Effect of Chapter 11 Filing. The U.S. Bankruptcy Court has approved the employment agreements and the continuation of the executive compensation and benefit agreements and programs described above except that the Norris
Consulting Agreement and the Festa CEO Agreement have been submitted to the
Bankruptcy Court and remain subject to its approval. The continuation of these agreements and programs, and the establishment of new programs may be affected by the Chapter 11 proceedings.

          Directors' Compensation. Under the compensation program for nonemployee directors in effect for 2004, each nonemployee director received an annual retainer of $50,000 in cash, 50% of which was paid in January 2004 and
50% of which was paid in January 2005. Previously, the annual retainer was paid
50% in cash and 50% in Common Stock. In addition, directors received $4,000
($5,000 for directors holding a committee chair) in cash for each meeting date in respect of the Board meeting and all committee meetings held on such date.
The same compensation program will be effective during 2005. Grace reimburses nonemployee directors for expenses they incur in attending Board and committee meetings. Grace also maintains business travel accident insurance coverage for them.

          Compensation Committee Interlocks and Insider Participation. During
2004, the Compensation Committee of the Board was comprised of Messrs. Akers
(Chair), Baldwin, Cambre, Murphy and Vanderslice, and Dr. Fox. None of such persons is a current or former officer or employee of Grace or any of its subsidiaries, nor did any of such persons have any reportable transactions with
Grace or any of its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS

          Security Ownership. The following table sets forth the Common Stock beneficially owned, directly or indirectly, as of January 31, 2005 by (1) each person known to Grace to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, and (2) each current director, each of the executive officers named in the Summary Compensation Table set forth in Item 11 above, and such directors and all executive officers as a group.

                                                Shares of Common Stock
Beneficial Owner                                  Beneficially Owned    Percent
----------------                                ----------------------  -------

Peninsula Partners, L.P. (1)..................      10,765,600           16.22%
404B East Main Street, 2nd Floor
Charlottesville, VA 22902

Citadel Limited Partnership (2)...............       3,908,520            5.89%
Citadel Investment Group, LLC
Kenneth Griffin
131 S. Dearborn Street
32nd Floor
Chicago, Illinois 60603

Philip Hempleman. (3).........................       3,460,000            5.21%
262 Harbor Drive..
Stamford, Connecticut 06902

J. F. Akers...................................          38,996              *
                                                        74,535(O)
                                                        15,196(T)

H. F. Baldwin.................................          21,918              *

R. J. Bettacchi...............................         433,946(O)           *
                                                        25,050(T)

R. C. Cambre..................................          28,494              *

A. E. Festa...................................               0

M. A. Fox.....................................          41,246              *
                                                         8,942(T)

J. J. Murphy..................................          38,930              *
                                                        15,528(O)
                                                        18,629(T)

P. J. Norris..................................         138,822            1.93%
                                                     1,165,026(O)

D. B. Siegel..................................          15,100              *
                                                       377,163(O)

R. M. Tarola..................................          15,000              *
                                                       202,900(O)

T. A. Vanderslice.............................          39,522              *
                                                        69,876(O)
                                                        14,932(T)

Directors and executive officers as a group...         398,028            4.65%
                                                     2,728,823(O)
                                                        82,749(T)

*    Indicates less than 1%

(O)  Shares covered by stock options exercisable on or within 60 days after
     January 31, 2005.

(T)  Shares owned by trusts and other entities as to which the person has the power to direct voting and/or investment.

(1)  The ownership information set forth is based in its entirety on material contained in a Form 4 report dated September 10, 2001 filed with the SEC.

(2)  The ownership information set forth above is based in its entirety on material contained in a Form 13G dated February 18, 2005 filed with the
     SEC. The number of shares beneficially owned includes shares owned by the following investment funds and managed accounts: Citadel Wellington LLC;
     Citadel Kensington Global Strategies Fund Ltd.; Citadel Equity Fund Ltd.;
     Citadel Credit Trading Ltd.; and Citadel Credit Products Ltd. All of such persons share voting and dispositive power.

(3)  The ownership information set forth above is based in its entirety on material contained in a Form 13G dated February 11, 2005 filed with the
     SEC. The number of shares beneficially owned includes 2,995,000 shares owned by investment funds and managed accounts which share voting and dispositive power with their investment advisor Ardsley Advisory Partners, of which Mr. Hempleman is Managing Director, and 465,000 shares owned solely by Mr. Hempleman.

          Equity Compensation Plan Information. The following table sets forth information as of December 31, 2004 with respect to Grace's compensation plans under which shares of Common Stock are authorized for issuance upon the exercise of options, warrants or other rights. The only such compensation plans in effect are stock incentive plans providing for the issuance of stock options. All such plans have been approved by Grace's shareholders.

                                                                      Number of securities remaining available
                      Number of securities to     Weighted-average        for future issuance under equity
                      be issued upon exercise    exercise price of    compensation plans (excluding securities
Plan category          of outstanding options   outstanding options           reflected in column (a))
                                (a)                     (b)                              (c)
-------------         -----------------------   -------------------   ----------------------------------------

Equity compensation          7,685,295                 $12.92                         4,756,207
plans approved by
security holders

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Commercial Transactions. During 2004, no director, executive officer
(or any member of any of their respective immediate families) or, to the
Company's knowledge, any holder of more than 5% of the Common

Stock, had a direct or indirect material interest in any transaction (or any proposed transaction) to which the Company was (or will become) a party.

          Legal Proceedings; Indemnification. During 2004 there were no legal proceedings pending in which any current officers or directors of the Company were parties adverse to, or had a material interest adverse to, the Company.
However, see "Montana Criminal Proceeding" in Item 3 of this Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          The Audit Committee of the Board of Directors of Grace selected
PricewaterhouseCoopers LLP ("PwC") to continue to act as Grace's principal independent accountants for 2004. The following table sets forth the fees incurred by Grace for the services of PwC for the years ended December 31, 2004 and 2003:

            --------------------------------------------
                                    2004         2003
            --------------------------------------------
            Audit Fees           $4,322,100   $1,763,000
            --------------------------------------------
            Audit-Related Fees      491,900      210,500
            --------------------------------------------
            Tax Fees                122,000      133,000
            --------------------------------------------
            All Other Fees               --           --
            --------------------------------------------
               Total Fees        $4,936,000   $2,106,500
            --------------------------------------------

          Audit Services consisted of the audit of Grace's consolidated financial statements and its internal controls (as required under Section 404 of the Sarbanes-Oxley Act of 2002), the review of its consolidated quarterly financial statements and statutory audits of certain of Grace's non-U.S.
subsidiaries and affiliates.

          Audit-Related Services primarily consisted of (1) an audit of the financial statements of Alltech International Holdings, Inc. in connection with an acquisition of Alltech by a subsidiary of Grace in August 2004, (2) an audit of the financial statements of Advanced Refining Technologies, LLC (a joint venture with Chevron Products Company), (3) an audit of Grace's 401(k) plan, and
(4) an audit of a Canadian benefit plan.

          Tax Services consisted of tax advice and compliance for non-U.S.
subsidiaries, including preparation of tax returns, and advice relating to
Grace's transfer pricing policies.

          The Audit Committee has adopted a preapproval policy that requires the
Audit Committee to specifically preapprove the annual engagement of the independent accountants for the audit of Grace's consolidated financial statements and internal controls. The policy also provides for general preapproval of certain audit-related, tax and other services, up to a specified dollar amount for each year. Services in excess of such dollar amounts and any other services must be specifically preapproved by the Audit Committee. However, the chair of the Audit Committee has the authority to preapprove services requiring immediate engagement between scheduled meetings of the Audit
Committee. The chair must report any such preapproval decisions to the full
Audit Committee at its next scheduled meeting. During 2004, no audit-related, tax, or other services were performed by PwC without specific or general approval as described above.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          Financial Statements and Schedules. See the Index to Consolidated
Financial Statements and Financial Statement Schedule and Exhibit on page F-2 of the Financial Supplement.

          Reports on Form 8-K. The following reports on Form 8-K were filed during the fourth quarter of 2004:

          o    October 22, 2004 - Press release announcing Grace's financial results for the third quarter of 2004.

          o    October 26, 2004 - Grace filed a motion with the Delaware
               Bankruptcy Court seeking an order to impose notice requirements and potential restrictions on the acquisition of Grace common stock.

          o    November 1, 2004 - Grace received a letter stating that the company and certain current and former employees were the targets of a federal grand jury investigation relating to the company's former operations in Libby, Montana.

          o    November 16, 2004 - Grace filed its proposed plan of
               reorganization and related documents with the Delaware Bankruptcy
               Court.

          o    November 22, 2004 - Grace announced that Paul J. Norris has elected to retire as Chief Executive Officer, effective May 31,
               2005, but will remain Chairman; and that Alfred E. Festa will succeed Mr. Norris as Chief Executive Officer.

          o    November 26, 2004 - updated disclosure on Montana federal grand jury investigation.

          o    December 10, 2004 -certain officers of Grace established trading plans in accordance with Rule 10b5-1 of the Securities Exchange
               Act of 1934 with respect to stock options expiring on March 1,
               2005.

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

EXHIBIT
  NO.                   EXHIBIT                            WHERE LOCATED
-------   -----------------------------------   --------------------------------
   2.1    Form of Distribution Agreement, by    Annex B to the Joint Proxy
          and among Old Grace, W. R. Grace &    Statement/Prospectus dated
          Co.-Conn. and Grace Specialty         February 13, 1998 of Old Grace
          Chemicals, Inc. (now named W. R.      and Sealed Air Corporation
          Grace & Co.)                          included in Form S-4 (filed
                                                2/13/98)

   2.2    Proposed Amended Joint Plan of        Filed herewith
          Reorganization of W. R. Grace & Co.
          and its debtor subsidiaries dated
          January 13, 2005

EXHIBIT
  NO.                   EXHIBIT                            WHERE LOCATED
-------   -----------------------------------   --------------------------------
   3.1    Restated Certificate of               Exhibit 3.1 to Form 8-K (filed
          Incorporation of W. R. Grace & Co.    4/8/98; SEC File No. 001-13953)

   3.2    Amended and Restated By-laws of W.    Exhibit 3.2 to Form 10-K (filed
          R. Grace & Co.                        3/28/02)

   4.1    Rights Agreement dated as of March    Exhibit 4.1 to Form 8-K (filed
          31, 1998 between W. R. Grace & Co.    4/8/98; SEC File No. 001-13953)
          and The Chase Manhattan Bank, as
          Rights Agent

   4.2    Credit Agreement dated as of May      Exhibit 4.1 to Form 10-Q (filed
          14, 1998, among W. R. Grace &         8/14/98; SEC File No. 001-13953
          Co.-Conn., W. R. Grace & Co., the
          several banks parties thereto; the
          co-agents signatories thereto; The
          Chase Manhattan Bank, as
          administrative agent for such
          banks; and Chase Securities Inc.,

   4.3    364-Day Credit Agreement, dated as    Exhibit 4.1 to Form 10-Q (filed
          of May 5, 1999, among W. R. Grace &   8/3/99)
          Co.-Conn.; W. R. Grace & Co.; the
          several banks parties thereto; the
          co-agents signatories thereto; Bank
          of America National Trust and
          Savings Association, as
          documentation agent; The Chase
          Manhattan Bank, as administrative
          agent for such banks; and Chase
          Securities Inc., as book manager

   4.4    First Amendment to 364-Day Credit     Exhibit 4 to Form 10-Q (filed
          Agreement dated as of May 5, 1999     8/15/00)
          among W. R. Grace & Co.-Conn.; W.
          R. Grace & Co.; the several banks
          parties thereto; Bank of America
          National Trust and Savings
          Association, as document agent; The
          Chase Manhattan Bank, as
          administrative agent for such
          banks; and Chase Securities, Inc.,
          as bank manager

   4.5    Post-Petition Loan and Security       Exhibit 4 to Form 10-Q (filed
          Agreement dated as of April 1, 2001   8/14/01)
          among the financial institutions
          named therein, as Lenders, Bank of
          America, N.A. as Agent, and W. R.
          Grace & Co. and its subsidiaries
          named therein as Debtors and
          Debtors-in-Possession, as Borrowers

   4.6    Amendment No. 1 and Limited Waiver    Exhibit 4 to Form 10-Q (filed
          to Post-Petition Loan and Security    May 13, 2003)
          Agreement

EXHIBIT
  NO.                   EXHIBIT                            WHERE LOCATED
-------   -----------------------------------   --------------------------------
  10.1    Form of Employee Benefits             Exhibit 10.1 to Form 10-K (filed
          Allocation Agreement, by and among    March 13, 2003)
          Old Grace, W. R. Grace & Co.-Conn.
          and Grace Specialty Chemicals, Inc.
          (now named W. R. Grace & Co.)

  10.2    Form of Tax Sharing Agreement, by     Exhibit 10.2 to Form 10-K (filed
          and among Old Grace, W. R. Grace &    3/13/03)
          Co.-Conn. and Grace Specialty
          Chemicals, Inc. (now named W. R.
          Grace & Co.)

  10.3    W. R. Grace & Co. 2000 Stock          Exhibit 10 to Form 10-Q (filed
          Incentive Plan, as amended            8/15/00)*

  10.4    W. R. Grace & Co. 1998 Stock          Exhibit 10.4 to Form 10-K (filed
          Incentive Plan                        3/13/03)*

  10.5    W. R. Grace & Co. 1998 Stock Plan     Exhibit 10.5 to Form 10-K (filed
          for Nonemployee Directors             3/13/03)*

  10.6    W. R. Grace & Co. 1996 Stock          Exhibit 10.6 to Form 10-K (filed
          Incentive Plan, as amended            3/5/04)*

  10.7    W. R. Grace & Co. Supplemental        Exhibit 10.7 to Form 10-K (filed
          Executive Retirement Plan, as         3/28/02)*
          amended

  10.8    W. R. Grace & Co. Executive Salary    Exhibit 10.8 to Form 10-K (filed
          Protection Plan, as amended           3/28/02)*

  10.9    W. R. Grace & Co. 1994 Stock          Exhibit 10.11 to Form 10-K
          Incentive Plan, as amended            (filed 3/28/02)*

 10.10    Form of Stock Option Agreements       Exhibit 10.14 to Registration
                                                Statement on Form S-1 of Old
                                                Grace (filed 8/2/96)*

 10.11    Form of Stock Option Agreements       Exhibit 10.5 to Form 10-Q (filed
                                                5/15/98; SEC File No.
                                                001-13953)*

 10.12    Form of 2002-2004 Long-Term           Exhibit 10.16 to Form 10-K
          Incentive Program Award               (filed 3/13/2003)*

 10.13    Form of 2003-2005 Long-Term           Exhibit 10.29 to Form 10-K
          Incentive Program Award               (filed 3/5/04)*

 10.14    Form of 2004-2006 Long-Term           Filed herewith*
          Incentive Program Award

EXHIBIT
  NO.                   EXHIBIT                            WHERE LOCATED
-------   -----------------------------------   --------------------------------
 10.15    Form of Executive Severance           Exhibit 10.17 to Form 10-K
          Agreement between Grace and certain   (filed 3/13/03)*
          officers

 10.16    Employment Agreement, dated January   Exhibit 10.20 to Form 10-K
          1, 2001, by and between Grace and     (filed 4/16/01)*
          Paul J. Norris

 10.17    Amendment dated November 6, 2002 to   Exhibit 10.19 to Form 10-K
          Employment Agreement between Grace    (filed 3/13/03)*
          and Paul J. Norris

 10.18    Employment Agreement dated May 11,    Exhibit 10.1 to Form 10-Q (filed
          1999 between Grace and Robert M.      8/13/99)*
          Tarola

 10.19    Letter Agreement dated January 30,    Exhibit 10.22 to Form 10-K
          2001 between Paul J. Norris, on       (filed 4/16/01)*
          behalf of Grace, and David B.
          Siegel

 10.20    Letter Agreement dated May 7, 1999    Exhibit 10.24 to Form 10-K
          between Paul J. Norris, on behalf     (filed 4/16/01)*
          of Grace, and William M. Corcoran

 10.21    Form of Indemnification Agreement     Exhibit 10.27 to Form 10-K
          between Grace and certain officers    (filed 4/16/01)*
          and directors

 10.22    Form of Retention Agreement for       Exhibit 10.28 to Form 10-K
          2001-2002                             (filed 4/16/01)*

 10.23    Form of Retention Agreement for       Exhibit 10.25 to Form 10-K
          2003                                  (filed 3/13/03)*

 10.24    Form of Retention Agreement for       Exhibit 10.28 to Form 10-K
          2004                                  (filed 4/5/04)*

 10.25    Annual Incentive Compensation         Exhibit 10.26 to Form 10-K
          Program                               (filed 3/13/03)*

 10.26    Letter Agreement dated November 17,   Exhibit 10.27 to Form 10-K
          2003 between Paul J. Norris, on       (filed 3/5/04)*
          behalf of W. R. Grace & Co., and
          Fred Festa

 10.27    Proposed Letter Agreement dated       Filed herewith*
          January 19, 2005 between Paul J.
          Norris, on behalf of Grace, and
          Fred Festa (pending Bankruptcy
          Court approval)

EXHIBIT
  NO.                   EXHIBIT                            WHERE LOCATED
-------   -----------------------------------   --------------------------------
 10.28    Proposed Letter Agreement dated       Filed herewith*
          January 19, 2005 between Thomas A.
          Vanderslice, on behalf of Grace,
          and Paul J. Norris (pending
          Bankruptcy Court approval)

   12     Computation of Ratio of Earnings to   Filed herewith in Financial
          Fixed Charges and Combined Fixed      Supplement to Grace's 2004 Form
          Charges and Preferred Stock           10-K
          Dividends

   21     List of Subsidiaries of W. R. Grace   Filed herewith
          & Co.

   23     Consent of Independent Accountants    Filed herewith in Financial
                                                Supplement to Grace's 2004 Form
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
          Chief Financial Officer under
          Section 302 of the Sarbanes-Oxley
          Act of 2002

   32     Certification of Periodic Report by   Filed herewith
          Chief Executive Officer and Chief
          Financial Officer under Section 906
          of the Sarbanes-Oxley Act of 2002

  99.1    Amended Disclosure Statement for      Filed herewith
          proposed Amended Joint Plan of
          Reorganization of W. R. Grace & Co.
          and its debtor subsidiaries dated
          January 13, 2005

  99.2    Glossary of terms used in Plan of     Filed herewith
          Reorganization documents

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        W. R. GRACE & CO.

                                        By: /s/ Paul J. Norris
                                            ------------------------------------
                                            Paul J. Norris
                                            (Chairman and
                                            Chief Executive Officer)

                                        By: /s/ Robert M. Tarola
                                            ------------------------------------
                                            Robert M. Tarola
                                            (Senior Vice President and
                                            Chief Financial Officer)

Dated: March 4, 2005

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2005.

Signature                Title
---------                -----
J. F. Akers*         }
H. F. Baldwin*       }
R. C. Cambre*        }
A. E. Festa*         }
M. A. Fox*           }   Directors
J. J. Murphy*        }
T. A. Vanderslice*   }

/s/ Paul J. Norris                      Chief Executive Officer and Director
-------------------------               (Principal Executive Officer)
(Paul J. Norris)

/s/ Robert M. Tarola                    Senior Vice President and
-------------------------               Chief Financial Officer
(Robert M. Tarola)                      (Principal Financial Officer and
                                        Principal Accounting Officer)

----------
*    By signing his name hereto, Mark A. Shelnitz is signing this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and
     Exchange Commission.

                                        By: /s/ Mark A. Shelnitz
                                            ------------------------------------
                                            Mark A. Shelnitz
                                            (Attorney-in-Fact)

                              FINANCIAL SUPPLEMENT

                                W. R. GRACE & CO.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                              FINANCIAL SUPPLEMENT

                                       TO

         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004

                       W. R. GRACE & CO. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements
                  and Financial Statement Schedule and Exhibit

Management's Report on Financial Reporting and Internal Controls.......   F-3
Report of Independent Registered Public Accounting Firm................   F-4
Report of Independent Registered Public Accounting Firm on Financial
   Statement Schedule..................................................   F-5
Consent of Independent Registered Public Accounting Firm...............   F-5
Consolidated Statements of Operations for the three years in the
   period ended December 31, 2004......................................   F-6
Consolidated Statements of Cash Flows for the three years in the
   period ended December 31, 2004......................................   F-7
Consolidated Balance Sheets at December 31, 2004 and 2003..............   F-8
Consolidated Statements of Shareholders' Equity (Deficit) for the
   three years in the period ended December 31, 2004...................   F-9
Consolidated Statements of Comprehensive Income (Loss) for the three
   years in the period ended December 31, 2004.........................   F-9
Notes to Consolidated Financial Statements.............................   F-10 - F-38
Financial Summary......................................................   F-39
Management's Discussion and Analysis of Results of Operations and
   Financial Condition.................................................   F-40 - F-58

Financial Statement Schedule
   Schedule II - Valuation and Qualifying Accounts and Reserves........   F-59

Exhibit 12: Computation of Ratio of Earnings to Fixed Charges and
   Combined Fixed Charges and Preferred Stock Dividends................   F-60

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

MANAGEMENT'S REPORT ON FINANCIAL REPORTING AND INTERNAL CONTROLS

RESPONSIBILITY FOR FINANCIAL INFORMATION - We are responsible for the preparation, integrity and objectivity of the Consolidated Financial Statements and the other financial information included in this report. Such financial information has been prepared in conformity with accounting principles generally accepted in the United States of America and accordingly includes certain amounts that represent management's best estimates and judgments. Actual amounts could differ from those estimates. We are also responsible for establishing and maintaining adequate internal controls over financial reporting. These internal control consist of policies and procedures that are designed to assess and monitor the effectiveness of the control environment including: risk identification, governance structure, delegations of authority, information flow, communications and control activities. A chartered Disclosure Committee oversees Grace's public financial reporting process and key managers are required to confirm their compliance with Grace's policies and internal controls quarterly. While no system of internal controls can ensure elimination of all errors and irregularities, Grace's internal controls, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed, transactions are properly executed and reported, and appropriate disclosures are made. The concept of reasonable assurance is based on the recognition that there are limitations in all systems of internal control and that the costs of such systems should be balanced with their benefits. The Audit
Committee of the Board of Directors, which is comprised solely of independent directors, meets regularly with Grace's senior financial management, internal auditors and independent auditors to review audit plans and results, as well as the actions taken by management in discharging its responsibilities for accounting, financial reporting and internal controls. The Audit Committee is responsible for the selection and compensation of the independent auditors.
Grace's financial management, internal auditors and independent auditors have direct and confidential access to the Audit Committee at all times.

REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING - As stated above, we are responsible for establishing and maintaining effective internal control over financial reporting. We have evaluated Grace's internal control over financial reporting as of December 31, 2004. This evaluation was based on criteria for effective internal control over financial reporting set forth in standards promulgated by the Public Company Accounting Oversight Board and in the Internal
Control - Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission. Based on this evaluation, we have concluded that Grace's internal control over financial reporting is adequate as of December 31, 2004. Grace's independent registered public accounting firm that audited our financial statements included in Item 15 has also audited our assessment of Grace's internal control over financial reporting as of December
31, 2004, as stated in their report, which appears on the following page.

REPORT ON DISCLOSURE CONTROLS AND PROCEDURES - As of December 31, 2004, we
carried out an evaluation of the effectiveness of the design and operation of
Grace's disclosure controls and procedures pursuant to Rule 13a-15 under the
Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, we concluded that Grace's disclosure controls and procedures are effective in ensuring that information required to be disclosed in Grace's periodic filings under the Exchange Act is accumulated and communicated to us to allow timely decisions regarding required disclosures. There was no significant change in Grace's internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, Grace's internal control over financial reporting.

/s/ Paul J. Norris                              /s/ Robert M. Tarola
--------------------------------                --------------------------------
Paul J. Norris                                  Robert M. Tarola
Chairman and                                    Senior Vice President and
Chief Executive Officer                         Chief Financial Officer

March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF
W. R. GRACE & CO.:

We have completed an integrated audit of W. R. Grace & Co. 2004 consolidated financial statements and of its internal control over financial reporting as of
December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting
Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of cash flows, of shareholders' equity
(deficit) and of comprehensive income (loss) present fairly, in all material respects, the financial position of W. R. Grace & Co. and its subsidiaries at
December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of
America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board
(United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on April 2, 2001, the Company and substantially all of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code, which raises substantial doubt about the Company's ability to continue as a going concern in its present form. Management's intentions with respect to this matter are described in Note
2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing on the preceding page, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control -
Integrated Framework issued by the Committee of Sponsoring Organizations of the
Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of
December 31, 2004, based on criteria established in Internal Control -
Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.
Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting
Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
----------------------------------------
PricewaterhouseCoopers LLP
McLean, Virginia
March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT
SCHEDULE

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF W. R. GRACE & CO.

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 4, 2005, which was modified as to a matter raising substantial doubt about the Company's ability to continue as a going concern, appearing on page F-4 of this 2004 Annual Report on Form 10-K of W. R. Grace &
Co., also included an audit of the Financial Statement Schedule listed on page
F-2 in the Index to Consolidated Financial Statements and Financial Statement
Schedule and Exhibit of this Form 10-K. In our opinion, this Financial Statement
Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
----------------------------------------
PricewaterhouseCoopers LLP
McLean, Virginia
March 4, 2005

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration
Statements on Form S-8 (Nos. 333-37024, 333-49083, 333-49507, 333-49509,
333-49511, 333-49513, 333-49515, 333-49517, 333-49703 and 333-49705) of W. R.
Grace & Co. of our report dated March 4, 2005 relating to the financial statements, management's assessment of the effectiveness of internal control over financial reporting appearing on page F-4 of this 2004 Annual Report on
Form 10-K of W. R. Grace & Co. We also consent to the incorporation by reference of our report dated March 4, 2005 relating to the Financial Statement Schedule, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
----------------------------------------
PricewaterhouseCoopers LLP
McLean, Virginia
March 4, 2005

CONSOLIDATED FINANCIAL STATEMENTS

===================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS                                   YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------
In millions, except per share amounts                                 2004       2003        2002
                                                                    -------------------------------

Net sales........................................................   $2,259.9   $1,980.5   $1,819.7
                                                                    -------------------------------

Cost of goods sold, exclusive of depreciation and amortization
   shown separately below........................................    1,431.5    1,287.8    1,146.4
Selling, general and administrative expenses, exclusive of net
   pension expense shown separately below........................      442.8      362.2      340.8
Depreciation and amortization....................................      108.8      102.9       94.9
Research and development expenses................................       51.1       52.0       51.5
Net pension expense..............................................       61.9       58.1       25.3
Interest expense and related financing costs.....................      111.1       15.6       20.0
Provision for environmental remediation..........................       21.6      142.5       70.7
Provision for asbestos-related litigation, net of insurance......      476.6       30.0         --
Other (income) expense...........................................      (68.4)     (16.7)     (22.3)
                                                                    -------------------------------
                                                                     2,637.0    2,034.4    1,727.3
                                                                    -------------------------------

Income (loss) before Chapter 11 expenses, income taxes, and
   minority interest.............................................     (377.1)     (53.9)      92.4
Chapter 11 expenses, net.........................................      (18.0)     (14.8)     (30.1)
Benefit from (provision for) income taxes........................        1.5       12.3      (38.0)
Minority interest in consolidated entities.......................       (8.7)       1.2       (2.2)
                                                                    -------------------------------
   NET INCOME (LOSS).............................................   $ (402.3)  $  (55.2)  $   22.1
===================================================================================================

BASIC EARNINGS (LOSS) PER SHARE:
   Net income (loss).............................................   $  (6.11)  $  (0.84)  $   0.34
   Weighted average number of basic shares.......................       65.8       65.5       65.4

DILUTED EARNINGS (LOSS) PER SHARE:
   Net income (loss).............................................   $  (6.11)  $  (0.84)  $   0.34
   Weighted average number of diluted shares.....................       65.8       65.5       65.5
===================================================================================================

         The Notes to Consolidated Financial Statements are an integral part of these statements.

                                       F-6

==========================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS                                           YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------
In millions                                                                     2004      2003      2002
                                                                              -------   -------   --------

OPERATING ACTIVITIES
Income (loss) before Chapter 11 expenses, income taxes, and minority
   interest ...............................................................   $(377.1)  $ (53.9)  $  92.4
Reconciliation to cash provided by operating activities:
   Depreciation and amortization ..........................................     108.8     102.9      94.9
   Interest accrued on pre-petition liabilities subject to compromise .....     106.4      11.2      14.5
   Loss (gain) on sales of investments and disposals of assets ............       0.8       1.5      (1.9)
   Net pension expense ....................................................      61.9      58.1      25.3
   Payments to fund defined benefit pension arrangements ..................     (33.3)    (60.5)    (10.2)
   Net gain from litigation settlement ....................................     (51.2)       --        --
   Cash received from litigation settlement ...............................      62.5        --        --
   Provision for environmental remediation ................................      21.6     142.5      70.7
   Provision for asbestos-related litigation, net of insurance ............     476.6      30.0        --
   Net income from life insurance policies ................................      (3.0)     (5.6)     (4.7)
   Bad debt expense .......................................................       1.9       0.8       1.1
   Payments under postretirement benefit plans ............................     (12.5)    (12.6)    (21.5)
   Expenditures for asbestos-related litigation ...........................      (8.1)    (10.4)    (13.1)
   Proceeds from asbestos-related insurance ...............................      18.7      13.2      10.8
   Expenditures for environmental remediation .............................      (9.0)    (11.2)    (20.8)
   Expenditures for retained obligations of divested businesses ...........      (1.8)     (1.3)     (4.5)
   Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency translation:
         Working capital items ............................................      27.3     (42.3)     22.2
         Other accruals and non-cash items ................................     (26.3)     (6.9)     (0.8)
                                                                              -------   -------   -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE INCOME TAXES AND
      CHAPTER 11 EXPENSES .................................................     364.2     155.5     254.4
Chapter 11 expenses paid, net .............................................     (13.5)    (17.5)    (27.1)
Income taxes paid, net of refunds .........................................     (37.7)    (27.2)    (31.8)
                                                                              -------   -------   -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES ..............................     313.0     110.8     195.5
                                                                              -------   -------   -------
INVESTING ACTIVITIES
Capital expenditures ......................................................     (62.9)    (86.4)    (91.1)
Businesses acquired, net of cash acquired .................................     (66.3)    (26.9)    (28.5)
Investment in life insurance policies .....................................     (14.0)    (11.6)    (16.4)
Proceeds from life insurance policies .....................................      15.8      11.9      19.4
Proceeds from sales of investments and disposals of assets ................       1.8       3.9       5.9
                                                                              -------   -------   -------
   NET CASH USED FOR INVESTING ACTIVITIES .................................    (125.6)   (109.1)   (110.7)
                                                                              -------   -------   -------
FINANCING ACTIVITIES
Net change in loans secured by cash value of life insurance ...............      (4.0)     (3.1)     (5.1)
Borrowings under credit facilities, net of repayments .....................       1.2       2.3      (2.8)
Borrowings under debtor-in-possession facility, net of fees ...............      (2.1)     46.1      18.7
Repayments of borrowings under debtor-in-possession facility ..............        --     (50.0)    (20.0)
Exercise of stock options .................................................       4.2        --        --
                                                                              -------   -------   -------
   NET CASH USED FOR FINANCING ACTIVITIES .................................      (0.7)     (4.7)     (9.2)
                                                                              -------   -------   -------
Effect of currency exchange rate changes on cash and cash equivalents .....      14.5      28.6      16.1
                                                                              -------   -------   -------
   INCREASE IN CASH AND CASH EQUIVALENTS ..................................     201.2      25.6      91.7
Cash and cash equivalents, beginning of period ............................     309.2     283.6     191.9
                                                                              -------   -------   -------
Cash and cash equivalents, end of period ..................................   $ 510.4   $ 309.2   $ 283.6
==========================================================================================================

  The Notes to Consolidated Financial Statements are an integral part of these statements.

                                       F-7

==================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                                                       DECEMBER 31,
--------------------------------------------------------------------------------------------------
In millions, except par value and shares                                        2004        2003
                                                                              --------   ---------

ASSETS
CURRENT ASSETS
Cash and cash equivalents .................................................   $  510.4   $  309.2
Trade accounts receivable, less allowance of $5.8 (2003 - $4.6) ...........      390.9      331.5
Inventories ...............................................................      248.3      214.6
Deferred income taxes .....................................................       16.3       30.9
Other current assets ......................................................       62.6       43.8
                                                                              --------   --------
   TOTAL CURRENT ASSETS ...................................................    1,228.5      930.0

Properties and equipment, net of accumulated depreciation and
   amortization of $1,325.9 (2003 - $1,216.9) .............................      645.3      656.6
Goodwill ..................................................................      111.7       85.2
Cash value of life insurance policies, net of policy loans ................       96.0       90.8
Deferred income taxes .....................................................      667.4      587.1
Asbestos-related insurance ................................................      500.0      269.4
Other assets ..............................................................      290.0      256.2
                                                                              --------   --------
   TOTAL ASSETS ...........................................................   $3,538.9   $2,875.3
                                                                              ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
Debt payable within one year ..............................................   $   12.4   $    6.8
Accounts payable ..........................................................      146.0      101.8
Income taxes payable ......................................................        7.7       16.6
Other current liabilities .................................................      221.5      130.3
                                                                              --------   --------
   TOTAL CURRENT LIABILITIES ..............................................      387.6      255.5

Debt payable after one year ...............................................        1.1         --
Deferred income taxes .....................................................       64.1       35.3
Unfunded defined benefit pension liability ................................      424.9      279.5
Other liabilities .........................................................       75.3       16.5
                                                                              --------   --------
   TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE ............................      953.0      586.8

LIABILITIES SUBJECT TO COMPROMISE - NOTE 2 ................................    3,207.7    2,452.3
                                                                              --------   --------
   TOTAL LIABILITIES ......................................................    4,160.7    3,039.1
                                                                              --------   --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock issued, par value $0.01; 300,000,000 shares authorized;
   outstanding: 2004 - 66,395,721 (2003 - 65,558,510) .....................        0.8        0.8
Paid-in capital ...........................................................      426.5      432.1
Accumulated deficit .......................................................     (573.2)    (170.9)
Treasury stock, at cost: shares: 2004 - 10,584,039; (2003 - 11,421,250) ...     (125.9)    (135.9)
Accumulated other comprehensive loss ......................................     (350.0)    (289.9)
                                                                              --------   --------
   TOTAL SHAREHOLDERS' EQUITY (DEFICIT) ...................................     (621.8)    (163.8)
                                                                              --------   --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) ...................   $3,538.9   $2,875.3
==================================================================================================

  The Notes to Consolidated Financial Statements are an integral part of these statements.

                                       F-8

===========================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
-----------------------------------------------------------------------------------------------------------
                                                                            Accumulated
                                  Common Stock                                 Other             TOTAL
                                      and         Accumulated   Treasury   Comprehensive     SHAREHOLDERS'
In millions                     Paid-in Capital     Deficit       Stock         Loss       EQUITY (DEFICIT)
-----------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001...       $433.8          $(137.8)    $(137.0)      $(300.7)         $(141.7)
Net income (loss)............         --               22.1        --            --               22.1
Other comprehensive loss.....         --               --          --          (102.6)          (102.6)
                                ---------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002...       $433.8          $(115.7)    $(137.0)      $(403.3)         $(222.2)
                                ===========================================================================

Net income (loss)............       $ --            $ (55.2)    $  --         $  --            $ (55.2)
Stock plan activity..........         (0.9)            --           1.1          --                0.2
Other comprehensive income...         --               --          --           113.4            113.4
                                ---------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003...       $432.9          $(170.9)    $(135.9)      $(289.9)         $(163.8)
                                ===========================================================================

Net income (loss)............       $ --            $(402.3)    $  --         $  --            $(402.3)
Stock plan activity..........         (5.6)            --          10.0          --                4.4
Other comprehensive loss.....         --               --          --           (60.1)           (60.1)
                                ---------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004...       $427.3          $(573.2)    $(125.9)      $(350.0)         $(621.8)
===========================================================================================================

===========================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)                           YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------
In millions                                                                     2004       2003      2002
-----------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)..........................................................   $(402.3)   $(55.2)   $  22.1

OTHER COMPREHENSIVE INCOME (LOSS):

   Foreign currency translation adjustments................................      21.9      95.1       45.1
   Minimum pension liability adjustments, net of income taxes..............     (82.0)     18.3     (147.7)
                                                                              -----------------------------
   Total other comprehensive income (loss).................................     (60.1)    113.4     (102.6)
                                                                              -----------------------------
COMPREHENSIVE INCOME (LOSS)................................................   $(462.4)   $ 58.2    $ (80.5)
===========================================================================================================

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

VOLUNTARY BANKRUPTCY FILING - In response to a sharply increasing number of asbestos-related personal injury claims, on April 2, 2001 (the "Filing Date"),
W. R. Grace & Co. and 61 of its United States subsidiaries and affiliates, including Grace-Conn. (collectively, the "Debtors"), filed voluntary petitions for reorganization (the "Filing") under Chapter 11 of the United States
Bankruptcy Code ("Chapter 11" or the "Bankruptcy Code") in the United States
Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The
cases were consolidated and are being jointly administered under case number
01-01139 (the "Chapter 11 Cases"). Grace's non-U.S. subsidiaries and certain of its U.S. subsidiaries were not included in the Filing.

During 2000 and the first quarter of 2001, Grace experienced several adverse developments in its asbestos-related litigation, including: a significant increase in personal injury claims, higher than expected costs to resolve personal injury and certain property damage claims, and class action lawsuits alleging damages from a former attic insulation product (Zonolite Attic
Insulation or "ZAI"). After a thorough review of these developments, the Board of Directors of Grace concluded on April 2, 2001 that a federal court-supervised
Chapter 11 process provided the best forum available to achieve fairness in resolving these claims. Under Chapter 11, the Debtors have continued to operate their businesses as debtors-in-possession under court protection from creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the asbestos-related claims. Since the Filing, all motions necessary to conduct normal business activities have been approved by the
Bankruptcy Court. (See Note 2 for Chapter 11 Related Information.)

PRINCIPLES OF CONSOLIDATION - The Consolidated Financial Statements include the accounts of Grace and entities as to which Grace exercises control over operating and financial policies. Intercompany transactions and balances are eliminated in consolidation. Investments in affiliated companies in which Grace can significantly influence operating and financial policies are accounted for under the equity method, unless Grace's investment is deemed to be temporary, in which case the investment is accounted for under the cost method.

RECLASSIFICATIONS - Certain amounts in prior years' Consolidated Financial
Statements have been reclassified to conform to the 2004 presentation.

USE OF ESTIMATES - The preparation of financial statements in conformity with
U.S. generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities reported at the date of the Consolidated Financial Statements, and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates. Changes in estimates are recorded in the period identified. Grace's accounting measurements that are most affected by management's estimates of future events are:

o    Contingent liabilities such as asbestos-related matters (see Notes 2 and
     3), environmental remediation (see Note 14), income taxes (see Note 14), and litigation related to retained obligations of divested businesses and discontinued operations.

o    Pension and postretirement liabilities that depend on assumptions regarding discount rates and/or total returns on invested funds (see Note 18).

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

CASH EQUIVALENTS - Cash equivalents consist of liquid instruments with maturities of three months or less when purchased. The recorded amounts approximate fair value.

INVENTORIES - Inventories are stated at the lower of cost or market. The methods used to determine cost include first-in/first-out and, for substantially all
U.S. inventories, last-in/first-out. Market values for raw materials are based on current cost and, for other inventory classifications, net realizable value.

PROPERTIES AND EQUIPMENT - Properties and equipment are stated at cost.
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

GOODWILL - Goodwill arises from certain purchase business combinations. Grace reviews its goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

REVENUE RECOGNITION - Grace recognizes revenue when all of the following criteria are satisfied: risk of loss and title transfer to the customer; the price is fixed and determinable; and collectibility is reasonably assured.
Certain customer arrangements include conditions for volume rebates. Grace accrues a rebate allowance and reduces recorded sales for anticipated selling price adjustments at the time of sale. Grace regularly reviews rebate accruals based on actual and anticipated sales patterns.

RESEARCH AND DEVELOPMENT COSTS - Research and development costs are charged to expense as incurred.

INCOME TAXES - Grace recognizes deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recorded in the
Consolidated Financial Statements and tax returns. If it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is provided against such deferred tax assets.

FOREIGN CURRENCY TRANSLATION - Assets and liabilities of foreign subsidiaries
(other than those located in countries with highly inflationary economies) are translated into U.S. dollars at current exchange rates, while their revenues, costs and expenses are translated at average exchange rates during each reporting period. The resulting translation adjustments are included in the
"accumulated other comprehensive loss" section of the Consolidated Balance
Sheets. The financial statements of subsidiaries located in countries with highly inflationary economies, if any, are remeasured as if the functional currency were the U.S. dollar; the remeasurement creates translation adjustments that are reflected in "net income (loss)" in the Consolidated Statements of
Operations.

FINANCIAL INSTRUMENTS - Grace periodically enters into interest rate swap agreements and foreign exchange forward and option contracts to manage exposure to fluctuations in interest and foreign currency exchange rates. Grace does not hold or issue derivative financial instruments for trading purposes. At December
31, 2004, Grace did not hold and had not issued any derivative financial instruments.

EFFECT OF NEW ACCOUNTING STANDARDS - In December 2004, the Financial Accounting
Standards Board ("FASB") revised Statement of Financial Accounting Standards
("SFAS") No. 123, "Share-Based Payment," to require companies to measure and recognize in operations the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. The provisions of this standard are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Grace believes that this standard will not have a material impact on the Consolidated
Financial Statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4," to provide clarification that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period

charges. In addition, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.
Grace is currently evaluating the impact the standard will have on the
Consolidated Financial Statements.

In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about
Pensions and Other Postretirement Benefits," to require additional disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit plans and other postretirement plans. Grace adopted the provisions of SFAS No. 132 in December 2003. (See Note 18.)

STOCK INCENTIVE PLANS - SFAS No. 123 permits the Company to follow the measurement provisions of Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees," and not recognize compensation expense for its stock-based incentive plans. Had compensation cost for the
Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the fair value methodology prescribed by SFAS No. 123, the Company's net income
(loss) and related earnings (loss) per share for the years ended December 31,
2004, 2003 and 2002 would have been reduced to the pro forma amounts indicated
below:

================================================================================
PRO FORMA EARNINGS
   UNDER SFAS NO. 123                                   YEAR ENDED DECEMBER 31,
(In millions, except per                               ------------------------
   share amounts)                                        2004     2003     2002
-------------------------------------------------------------------------------
Net income (loss), as
   reported.........................................   $(402.3)  $(55.2)  $22.1
Deduct:
Total stock-based employee compensation, net of tax
   effects..........................................      (0.1)    (1.4)   (4.2)
                                                       -------   ------   -----
Pro forma net income (loss)(1)......................   $(402.4)  $(56.6)  $17.9
                                                       =======   ======   =====
Basic earnings (loss) per share:
As reported.........................................   $ (6.11)  $(0.84)  $0.34
Pro forma net income (loss) (1).....................     (6.12)   (0.86)   0.27
Diluted earnings (loss) per share:
As reported.........................................   $ (6.11)  $(0.84)  $0.34
Pro forma net income (loss)(1)......................     (6.12)   (0.86)   0.27
================================================================================

(1)  These pro forma amounts may not be indicative of future income (loss) and earnings (loss) per share due to Grace's Chapter 11 Filing.

To determine compensation cost under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.
There were no option grants in the years ended 2004, 2003, and 2002.

--------------------------------------------------------------------------------
2.   CHAPTER 11 RELATED INFORMATION
--------------------------------------------------------------------------------

PLAN OF REORGANIZATION - On November 13, 2004 Grace filed a plan of reorganization, as well as several associated documents, including a disclosure statement, with the Bankruptcy Court. On January 13, 2005, Grace filed an amended plan of reorganization (the "Plan") and related documents to address certain objections of creditors and other interested parties. The amended Plan is supported by committees representing general unsecured creditors and equity holders, but is not supported by committees representing asbestos personal injury claimants and asbestos property damage claimants.

Under the terms of the Plan, a trust would be established under Section 524(g)
of the Bankruptcy Code to which all pending and future asbestos-related claims would be channeled for resolution. Grace has requested that the Bankruptcy Court conduct an estimation hearing to determine the amount that would need to be paid into the trust on the effective date of the Plan to satisfy the estimated liability for each class of asbestos claimants and trust administration costs and expenses over time. The Plan provides that Grace's asbestos-related liabilities would be satisfied using cash and securities from Grace and third parties.

The Plan will become effective only after a vote of eligible creditors and with the approval of the Bankruptcy Court and the U.S. District Court for the
District of Delaware. Votes on the Plan may not be solicited until the
Bankruptcy Court approves the disclosure statement. The Debtors have received extensions of their exclusive right to propose a plan of reorganization through
May 24, 2005, and extensions of the Debtors' exclusive right to solicit acceptances of a plan of reorganization through July 24, 2005.

Under the terms of the Plan, Grace would satisfy claims under the Chapter 11 cases as follows:

Asbestos-Related Claims and Costs
---------------------------------
A trust would be established under Section 524(g) of the Bankruptcy Code to which all pending and future asbestos-related claims would be channeled for resolution. The trust would utilize specified trust distribution procedures to satisfy the following allowed asbestos-related claims and costs:

1.   Personal injury claims that meet specified exposure and medical criteria
     (Personal Injury-Symptomatic Eligible or "PI-SE" Claims) - In order to qualify for this class, claimants would have to prove that their health is impaired from meaningful exposure to asbestos-containing products formerly manufactured by Grace.

2.   Personal injury claims that do not meet the exposure and medical criteria necessary to qualify as PI-SE Claims (Personal Injury-Asymptomatic and
     Other or "PI-AO" Claims) - This class would contain all asbestos-related personal injury claims against Grace that do not meet the specific requirements to be PI-SE Claims but do meet certain other specified exposure and medical criteria.

3.   Property damage claims, including claims related to ZAI ("PD Claims") - In order to qualify for this class, claimants would have to prove Grace liability for loss of property value or remediation costs related to asbestos-containing products formerly manufactured by Grace.

4.   Trust administration costs and legal expenses.

The pending asbestos-related legal proceedings are described in
"Asbestos-Related Litigation" (see Note 3). The claims arising from such proceedings would be subject to this classification process as part of the Plan.

Grace has requested that the Bankruptcy Court conduct estimation hearings to determine the amounts that would need to be paid into the trust on the effective date of the Plan to satisfy the estimated liability for each class of asbestos claimants and trust administration costs and expenses over time. The amounts to fund PI-SE Claims, PD Claims and the expense of trust administration would be capped at the amount determined through the estimation hearing, therefore, after initial funding of the asbestos trust; Grace would have no further obligation for these claims and costs. Amounts required to fund PI-AO Claims would not be capped, so if the amount funded in respect thereof later proved to be inadequate, Grace would be responsible for contributing additional funds into the asbestos trust to satisfy PI-AO Claims.

Asbestos personal injury claimants would have the option either to litigate their claims against the trust in federal court in Delaware or, if they meet specified eligibility criteria, accept a settlement amount based on the severity of their condition. Asbestos property damage claimants would be required to litigate their claims against the trust in federal court in Delaware. The Plan provides that, as a condition precedent to confirmation, the maximum estimated aggregate funding amount for all asbestos-related liabilities (PI-SE, PI-AO and
PD including ZAI) and trust administration costs and expenses as determined by the Bankruptcy Court cannot exceed $1,613 million, which Grace believes would fund over $2 billion in claims, costs and expenses over time.

The PI-SE Claims, the PD Claims and the related trust administration costs and expenses would be funded with (1) $512.5 million in cash (plus interest at 5.5%
compounded annually from December 21, 2002) and nine million shares of common stock of Sealed Air Corporation ("Sealed Air") pursuant to the terms of a settlement agreement resolving asbestos-related and fraudulent transfer claims against Sealed Air, and (2) Grace common stock. The amount of Grace common stock required to satisfy these claims will depend on the liability measures approved by the Bankruptcy Court and the value of the Sealed Air settlement, which changes daily with the accrual of interest and the trading value of Sealed Air stock. The Sealed Air settlement agreement remains subject to Bankruptcy Court approval and the fulfillment of specified conditions.

The PI-AO Claims would be funded with warrants exercisable for that number of shares of Grace common stock which, when added to the shares issued directly to the trust on the effective date of the Plan, would represent 50.1% of Grace's voting securities. If the common stock issuable upon exercise of the warrants is insufficient to pay all PI-AO Claims (the liability for which is uncapped under the Plan), then Grace would pay any additional liabilities in cash.

Other Creditors
---------------
The Plan provides that all allowed claims other than those covered under the asbestos trust would be paid 100% in cash (if such claims qualify as administrative or priority claims) or 85% in cash and 15% in Grace common stock
(if such claims qualify as general unsecured claims). Grace estimates that claims with a recorded value of approximately $1,215 million, including interest accrued through December 31, 2004, would be satisfied in this manner at the effective date of the Plan. Grace would finance these payments with cash on hand, cash from Fresenius Medical Care Holdings, Inc. ("Fresenius") paid in settlement of asbestos and other Grace-related claims, new Grace debt, and Grace common stock. Grace would satisfy other non-asbestos related liabilities and claims (primarily certain environmental, tax, pension and retirement medical obligations) as they become due and payable over time.

Proceeds from available product liability insurance applicable to asbestos-related claims would supplement operating cash flow to service new debt and liabilities not paid on the effective date of the Plan.

Effect on Grace Common Stock
----------------------------
The Plan provides that Grace common stock will remain outstanding at the effective date of the Plan, but that the interests of existing shareholders would be subject to dilution by additional shares of common stock issued under the Plan. In addition, in order to preserve significant tax benefits from net operating loss carryforwards ("NOLs"), which are subject to elimination or limitation in the event of a change in control (as defined by the Internal
Revenue Code) of Grace, the Plan places restrictions on the purchase of Grace common stock. The restrictions would prohibit (without the consent of Grace), for a period of three years, a person or entity from acquiring more than 4.75%
of the outstanding Grace common stock or, for those persons already holding more than 4.75%, prohibit them from increasing their holdings. The Bankruptcy Court has also approved the trading restrictions described above until the effective date of the Plan.

Grace intends to address all pending and future asbestos-related claims and all other pre-petition claims as outlined in the Plan. However, Grace may not be successful in obtaining approval of the Plan by the Bankruptcy Court and other interested parties. Instead, a materially different plan of reorganization may ultimately be approved and, under the ultimate plan of reorganization, the interests of the Company's shareholders could be substantially diluted or cancelled. The value of Grace common stock following a plan of reorganization, and the extent of any recovery by non-asbestos-related creditors, will depend principally on the allowed value of Grace's asbestos-related claims as determined by the Bankruptcy Court.

OFFICIAL PARTIES TO GRACE'S CHAPTER 11 PROCEEDINGS - Three creditors'
committees, two representing asbestos claimants and the third representing other unsecured creditors, and a committee representing shareholders have been appointed in the Chapter 11 Cases. These committees, and a legal representative of future asbestos claimants, have the right to be heard on all matters that come before the Bankruptcy Court and are likely to play important roles in the
Chapter 11 Cases. The Debtors are required to bear certain costs and expenses of the committees and of the future asbestos claimants' representative, including those of their counsel and financial advisors.

CLAIMS FILINGS - The Bankruptcy Court established a bar date of March 31, 2003 for claims of general unsecured creditors, asbestos-related property damage claims and medical monitoring claims related to asbestos. The bar date did not apply to asbestos-related personal injury claims or claims related to ZAI, which will be dealt with separately.

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

Approximately 7,000 of the non-asbestos related claims involve claims by employees or former employees for future retirement benefits such as pension and retiree medical coverage. Grace views most of these claims as contingent and has proposed a plan of reorganization that would retain such benefits. The other non-asbestos related claims include claims for payment of goods and services, taxes, product warranties, principal and interest under pre-petition credit facilities, amounts due under leases and other contracts, leases and other executory contracts rejected in the Bankruptcy Court, environmental remediation, indemnification or contribution to actual or potential co-defendants in asbestos-related and other litigation, pending non-asbestos-related litigation, and non-asbestos-related personal injury.

The Debtors' have analyzed the claims as filed and have found that many are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of December 31, 2004, the Debtors had filed with the
Bankruptcy Court objections to approximately 1,560 claims. Most of these objections were non-substantive (duplicates, no supporting documentation, late filed claims, etc.). Of such claims, 1,031 have been expunged, 31 have been withdrawn, and the remainder will be addressed through the claims objection process and the dispute resolution procedures approved by the Bankruptcy Court.
The Debtors expect to file objections to a substantial number of additional claims.

Grace believes that its recorded liabilities for claims subject to the bar date represent a reasonable estimate

of the ultimate allowable amount for claims that are not in dispute or have been submitted with sufficient information to both evaluate merit and estimate the value of the claim. The asbestos-related claims are considered as part of
Grace's overall asbestos liability and are being accounted for in accordance with the conditions precedent under the Plan, as described in "Accounting
Impact" below. As claims are resolved, or where better information becomes available and is evaluated, Grace will make adjustments to the liabilities recorded on its financial statements as appropriate. Any such adjustments could be material to its consolidated financial position and results of operations.

LITIGATION PROCEEDINGS IN BANKRUPTCY COURT - In September 2000, Grace was named in a purported class action lawsuit filed in California Superior Court for the
County of San Francisco, alleging that the 1996 reorganization involving a predecessor of Grace and Fresenius and the 1998 reorganization involving a predecessor of Grace and Sealed Air were fraudulent transfers. The Bankruptcy
Court authorized the Official Committee of Asbestos Personal Injury Claimants
and the Official Committee of Asbestos Property Damage Claimants to proceed with claims against Fresenius and Sealed Air on behalf of the Debtors' bankruptcy estate.

On November 29, 2002, Sealed Air and Fresenius each announced that they had reached agreements in principle with such Committees to settle asbestos and fraudulent transfer claims related to such transactions (the "litigation settlement agreements"). Under the terms of the Fresenius settlement, subject to certain conditions, Fresenius would contribute $115.0 million to the Debtors'
estate as directed by the Bankruptcy Court upon confirmation of the Debtors'
plan of reorganization, subject to the fulfillment of specified conditions. In
July 2003, the Fresenius settlement was approved by the Bankruptcy Court. Under the terms of the proposed Sealed Air settlement, Sealed Air would make a payment of $512.5 million (plus interest at 5.5% compounded annually, commencing on
December 21, 2002) and nine million shares of Sealed Air common stock (valued at
$479.4 million as of December 31, 2004), as directed by the Bankruptcy Court upon confirmation of the Debtors' plan of reorganization. The Sealed Air settlement remains subject to the approval of the Bankruptcy Court and the fulfillment of specified conditions.

DEBT CAPITAL - All of the Debtors' pre-petition debt is in default due to the
Filing. The accompanying Consolidated Balance Sheets reflect the classification of the Debtors' pre-petition debt within "liabilities subject to compromise."

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
However, as a result of the Filing, the realization of certain of the Debtors'
assets and the liquidation of certain of the Debtors' liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements.
Further, the ultimate plan of reorganization could materially change the amounts and classifications reported in the Consolidated Financial Statements.

Pursuant to SOP 90-7, Grace's pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court.
As of December 31, 2004, such pre-petition liabilities include fixed obligations
(such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation, and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance
Sheets based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

Grace's Consolidated Financial Statements as of and for the year ended December
31, 2004 reflect the following adjustments:

o    An accrual and charge of $714.8 million to increase Grace's recorded asbestos-related liability to that which is reflected as the maximum amount allowed under the conditions precedent to the Plan - Under the Plan, Grace is requesting that the Bankruptcy Court determine the aggregate dollar amount, on a net present value basis, that must be funded (the "Funding
     Amount") into an asbestos trust (established under Section 524(g) of the
     Bankruptcy Code) to pay all allowed pending and future asbestos-related personal injury and property damage claims and related trust administration costs and expenses on the effective date of the Plan. It is a condition to confirmation that the Bankruptcy Court shall conclude that the Funding
     Amount is not greater than $1,613 million (excluding pre-petition asbestos-related contractual settlements and judgements of $87 million -
     treated as general unsecured claims), which would result in total asbestos-related liability of $1,700 million. This amount may not be consistent with what the Bankruptcy Court may conclude would be a sufficient Funding Amount.

o    An asset and credit of $238.2 million to increase Grace's estimate of insurance proceeds to which it would be entitled to an aggregate of $500.0 million - Under Grace's available insurance coverage, the payment of asbestos-related claims and costs will entitle Grace to partial insurance recovery. The amounts will vary with the type of expenditure and the relevant time period of the covered loss. Grace estimates that, at an ultimate payout of asbestos-related claims of $1,700 million, it would be entitled to approximately $500 million, on a net present value basis, of insurance recovery.

o    An accrual and charge of $94.1 million to increase Grace's estimate of interest to which general unsecured creditors would be entitled under the
     Plan - The Plan states that each holder of an allowed general unsecured claim shall be paid in full, plus post-petition interest, such payment to be 85% in cash and 15% in Grace stock. Post-petition interest shall accrue through the date of payment and shall be (i) for the holders of the
     Debtors' pre-petition bank credit facilities, at a rate of 6.09% per annum, compounded quarterly, (ii) for the holders of claims who, but for the
     Filing of the Chapter 11 Cases, would be entitled under a contract or otherwise to accrue or be paid interest on such claim in a non-default (or non-overdue payment) situation under applicable non-bankruptcy law, the rate provided in the contract between a Debtor(s) and the claimant or such rate as may otherwise apply under applicable non-bankruptcy law, or (iii)
     for all other holders of allowed general unsecured claims, at a rate of
     4.19% per annum, compounded annually.

o    An asset and credit of $151.7 million for net income tax benefits related to the items described above - The net pre-tax effect of the above items on
     Grace's 2004 Consolidated Statement of Operations was a $570.7 million charge to reflect the net pre-tax liability aspects of the Plan. The deferred tax benefit on this net liability is $199.7 million at a statutory rate of 35%. Of this amount, $48.0 million exceeds Grace's analysis of the tax assets that may be more likely than not realized under reasonable scenarios of future taxable income (exclusive of the tax effects under the litigation settlements with Sealed Air and Fresenius). Accordingly, Grace has recorded a deferred tax valuation allowance of $48.0 million.

Grace has not recorded any assets available to fund asbestos-related and other liabilities under the litigation settlements with Sealed Air and Fresenius, as such agreements are subject to conditions which, although expected to be met, have not been satisfied and approved by the Bankruptcy Court. The value available under these litigation settlement agreements as measured at December
31, 2004, was $1,165.7 million comprised of $115.0 million in cash from
Fresenius and $1,050.7 million in cash and stock from Sealed Air.

Grace's Consolidated Balance Sheets separately identify the liabilities that are
"subject to compromise" as a result of the Chapter 11 proceedings. In Grace's case, "liabilities subject to compromise" represent pre-petition liabilities as determined under U.S. generally accepted accounting principles. Changes to the recorded amount of such liabilities will be based on developments in the Chapter
11 Cases and management's assessment of the claim amounts that will ultimately be allowed by the Bankruptcy Court. Changes to pre-petition liabilities subsequent to the Filing Date reflect: 1) cash payments under approved court orders; 2) the terms of Grace's proposed plan of reorganization, as discussed above, including the accrual of interest on pre-petition debt and the adjustment to Grace's recorded asbestos-related liability; 3) accruals for employee-related programs; and 4) changes in estimates related to other pre-petition contingent liabilities.

Components of liabilities subject to compromise are as follows:

================================================================================
                                       DECEMBER 31,   December 31,   Filing Date
(In millions)                              2004           2003       (Unaudited)
================================================================================
Debt, pre-petition plus
   accrued interest.................     $  645.8       $  565.2       $  511.5
Asbestos-related liability..........      1,700.0          992.3        1,002.8
Income taxes........................        210.4          247.9          240.1
Environmental remediation...........        345.0          332.4          164.8
Postretirement benefits
   other than pension...............        118.9          134.3          185.4
Unfunded special pension
   arrangements.....................         77.4           69.5           70.8
Retained obligations of
   divested businesses..............         25.1           27.0           45.5
Accounts payable....................         31.3           31.9           43.0
Other accrued liabilities...........         53.8           51.8          102.1
                                       -----------------------------------------
TOTAL LIABILITIES SUBJECT
   TO COMPROMISE....................     $3,207.7       $2,452.3       $2,366.0
================================================================================

Note that the unfunded special pension arrangements reflected above exclude
non-U.S. plans and qualified U.S. plans that became underfunded subsequent to the Filing. Contributions to qualified U.S. plans are subject to Bankruptcy
Court approval.

CHANGE IN LIABILITIES SUBJECT TO COMPROMISE

Set forth below is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through December 31, 2004.

================================================================================
                                                                Cumulative Since
(In millions) (Unaudited)                                            Filing
--------------------------------------------------------------------------------
Balance, Filing Date ........................................       $2,366.0
Cash disbursements and/or reclassifications under
   Bankruptcy Court orders:
   Freight and distribution order ...........................           (5.7)
   Trade accounts payable order .............................           (9.1)
   Other court orders including employee wages and
      benefits, sales and use tax, and customer programs ....         (250.9)
Expense/(income) items:
   Interest on pre-petition liabilities .....................          153.1
   Employee-related accruals ................................           19.9
   Change in asbestos-related contingencies .................          744.8
   Change in estimate of environmental contingencies ........          240.6
   Change in estimate of income tax contingencies ...........          (25.3)
Balance sheet reclassifications .............................          (25.7)
                                                                    --------
Balance, end of period ......................................       $3,207.7
================================================================================

Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy
Court's allowance of contingent or disputed claims.

CHAPTER 11 EXPENSES

================================================================================
(In millions)                                              2004    2003    2002
--------------------------------------------------------------------------------
Legal and financial advisory fees .....................   $20.3   $15.4   $30.6
Interest income .......................................    (2.3)   (0.6)   (0.5)
                                                          -----   -----   -----
Chapter 11 expenses, net ..............................   $18.0   $14.8   $30.1
================================================================================

Pursuant to SOP 90-7, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.

CONDENSED FINANCIAL INFORMATION OF THE DEBTORS

================================================================================
W. R. GRACE & CO. -
   CHAPTER 11 FILING ENTITIES
   DEBTOR-IN-POSSESSION                               YEAR ENDED DECEMBER 31,
   STATEMENTS OF OPERATION                         ----------------------------
(In millions) (Unaudited)                            2004      2003       2002
================================================================================
Net sales, including intercompany ..............   $1,165.4   $1,031.9   $979.4
                                                   --------   --------   ------
Cost of goods sold, including intercompany,
   exclusive of depreciation and
   amortization shown separately below .........      768.7      714.8    626.6
Selling, general and administrative expenses,
   exclusive of net pension expense shown
   separately below ............................      262.6      218.2    214.0
Research and development expenses ..............       34.6       38.0     41.4
Depreciation and amortization ..................       57.4       61.1     60.6
Net pension expense ............................       45.9       45.6     20.1
Interest expense and related financing costs ...      110.7       15.3     19.5
Other (income) expense .........................      (74.0)     (66.3)   (61.2)
Provision for environmental remediation ........       21.6      142.5     70.7
Provision for asbestos-related litigation,
   net of insurance ............................      476.6       30.0       --
                                                   --------   --------   ------
                                                    1,704.1    1,199.2    991.7
                                                   --------   --------   ------
Income (loss) before Chapter 11
   expenses, income taxes, and equity in net
   income of non-filing entities ...............     (538.7)    (167.3)   (12.3)
Chapter 11 expenses, net .......................      (18.0)     (14.8)   (30.1)
Benefit from (provision for) income taxes ......       44.8       45.4     (3.3)
                                                   --------   --------   ------
Income (loss) before equity in net income of
   non-filing entities .........................     (511.9)    (136.7)   (45.7)
Equity in net income of non-filing entities ....      109.6       81.5     67.8
                                                   --------   --------   ------
NET INCOME (LOSS) ..............................   $ (402.3)  $  (55.2)  $ 22.1
================================================================================

                                      F-17

================================================================================
W. R. GRACE & CO. -
   CHAPTER 11 FILING ENTITIES
   DEBTOR-IN-POSSESSION
   CONDENSED STATEMENTS OF                             YEAR ENDED DECEMBER 31,
   CASH FLOWS                                        ---------------------------
(In millions) (Unaudited)                              2004      2003     2002
================================================================================
OPERATING ACTIVITIES
Income (loss) before Chapter 11 expenses,
   income taxes, and equity in net income of
   non-filing entities ...........................   $(538.7)  $(168.9)  $(14.8)
Reconciliation to net cash provided by (used for)
   operating activities:
      Non-cash items, net ........................     663.2     237.9    140.5
      Contributions to defined benefit pension
         plans ...................................     (24.2)    (52.9)    (4.3)
      Changes in other assets and liabilities,
         excluding the effect of businesses
         acquired/divested .......................      87.0     (14.1)   (36.1)
                                                     -------   -------   ------
NET CASH PROVIDED BY OPERATING ACTIVITIES ........     187.3       2.0     85.3

NET CASH PROVIDED BY (USED FOR)
   INVESTING ACTIVITIES ..........................      38.3      68.7    (60.1)

NET CASH USED FOR FINANCING ACTIVITIES ...........      (6.1)     (7.0)    (6.4)
                                                     -------   -------   ------
NET INCREASE IN CASH AND CASH EQUIVALENTS ........     219.5      63.7     18.8
Cash and cash equivalents, beginning of period ...     120.5      56.8     38.0
                                                     -------   -------   ------
Cash and cash equivalents, end of period .........   $ 340.0   $ 120.5   $ 56.8
================================================================================

================================================================================
W. R. GRACE & CO. -
   CHAPTER 11 FILING ENTITIES
   DEBTOR-IN-POSSESSION                                         DECEMBER 31,
   BALANCE SHEETS                                           --------------------
(In millions) (Unaudited)                                     2004        2003
================================================================================
ASSETS
CURRENT ASSETS
Cash and cash equivalents ...............................   $  340.0   $  120.5
Trade accounts receivable, net ..........................      111.6       99.6
Receivables from non-filing entities, net ...............       37.8       46.2
Inventories .............................................       76.9       81.2
Other current assets ....................................       38.1       53.9
                                                            --------   --------
TOTAL CURRENT ASSETS ....................................      604.4      401.4

Properties and equipment, net ...........................      359.9      383.9
Cash value of life insurance policies,
   net of policy loans ..................................       96.0       90.8
Deferred income taxes ...................................      666.2      587.9
Asbestos-related insurance ..............................      500.0      269.4
Loans receivable from non-filing entities, net ..........      358.6      448.0
Investment in non-filing entities .......................      468.4      303.6
Other assets ............................................      101.7       92.7
                                                            --------   --------
TOTAL ASSETS ............................................   $3,155.2   $2,577.7
                                                            ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
Current liabilities .....................................   $  187.5   $   98.0
Other liabilities .......................................      381.8      191.2
                                                            --------   --------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE .............      569.3      289.2

LIABILITIES SUBJECT TO COMPROMISE .......................    3,207.7    2,452.3
                                                            --------   --------
TOTAL LIABILITIES .......................................    3,777.0    2,741.5

SHAREHOLDERS' EQUITY (DEFICIT) ..........................     (621.8)    (163.8)
                                                            --------   --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) ....   $3,155.2   $2,577.7
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

                                      F-18

--------------------------------------------------------------------------------
3.   ASBESTOS-RELATED LITIGATION
--------------------------------------------------------------------------------

Grace is a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products. As of the Filing Date, Grace was a defendant in 65,656 asbestos-related lawsuits, 17 involving claims for property damage (one of which has since been dismissed), and the remainder involving
129,191 claims for personal injury. Due to the Filing, holders of asbestos-related claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. Separate creditors' committees representing the interests of property damage and personal injury claimants, and a legal representative of future personal injury claimants, have been appointed in the Chapter 11 Cases. Grace's obligations with respect to present and future claims will be determined through the Chapter 11 process.

PROPERTY DAMAGE LITIGATION - The plaintiffs in asbestos property damage lawsuits generally seek to have the defendants pay for the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. Each property damage case is unique in that the age, type, size and use of the building, and the difficulty of asbestos abatement, if necessary, vary from structure to structure. Information regarding product identification, the amount of product in the building, the age, type, size and use of the building, the legal status of the claimant, the jurisdictional history of prior cases and the court in which the case is pending has provided meaningful guidance as to the range of potential costs.

Out of 380 asbestos property damage cases (which involved thousands of buildings) filed prior to the Filing Date, 140 were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of
Grace); judgments were entered in favor of the plaintiffs in eight cases (one of which is on appeal) for a total of $86.1 million; 207 property damage cases were settled for a total of $696.8 million; and 16 cases remain outstanding
(including the one on appeal). Of the 16 remaining cases, eight relate to ZAI and eight relate to a number of former asbestos-containing products (two of which also are alleged to involve ZAI).

Approximately 4,300 additional property damage claims were filed prior to the
March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Such claims were reviewed in detail by Grace, categorized into claims with sufficient information to be evaluated or claims that require additional information and, where sufficient information existed, the estimated cost of resolution was considered as part of Grace's recorded asbestos-related liability. (Approximately 170 claims failed to provide sufficient information to permit an evaluation.)

Eight of the ZAI cases were filed as purported class action lawsuits in 2000 and
2001. In addition, two purported class action lawsuits were filed in October
2004 with respect to homes in Canada. These cases seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. The plaintiffs assert that this product is in millions of homes and that the cost of removal could be several thousand dollars per home. As a result of the Filing, the eight U.S. cases have been transferred to the Bankruptcy
Court. Based on Grace's investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that the product was and continues to be safe for its intended purpose and poses little or no threat to human health. The plaintiffs in the ZAI lawsuits (and the
U.S. government in the Montana Criminal Proceeding described in Note 14) dispute
Grace's position on the safety of ZAI. In July 2002, the Bankruptcy Court approved special counsel to represent, at the Debtors' expense, the ZAI claimants in a proceeding to determine certain threshold scientific issues regarding ZAI. On October 18, 2004, the Bankruptcy Court held a hearing on motions filed by the parties to address a number of important legal and factual issues regarding the ZAI claims, and has taken the motions under advisement. The
Bankruptcy Court has indicated that it may require further proceedings with respect to the matters addressed in the motions. Given the very early stage of litigation, Grace's recorded asbestos-related liability at December 31, 2004 assumes the risk of loss from ZAI litigation is not probable.

PERSONAL INJURY LITIGATION - Asbestos personal injury claimants allege adverse health effects from exposure to asbestos-containing products formerly manufactured by Grace. Claims are generally similar to each other, differing primarily in the type of asbestos-related illness allegedly suffered by the plaintiff. Claimants allege adverse health effects from exposure to asbestos-containing products formerly manufactured by Grace. Grace's cost to resolve such claims has been influenced by numerous variables, including the solvency of other former producers of asbestos containing products, cross-claims by co-defendants, the rate at which new claims are filed, the jurisdiction in which the claims are filed, and the defense and disposition costs associated with these claims.

Cumulatively through the Filing Date, 16,354 asbestos personal injury lawsuits involving approximately 35,720 claims were dismissed without payment of any

                                      F-19

damages or settlement amounts (primarily on the basis that Grace products were not involved) and approximately 55,489 lawsuits involving approximately 163,698 claims were disposed of (through settlements and judgments) for a total of
$645.6 million. As of the Filing Date, 129,191 claims for personal injury were pending against Grace. Grace believes that a substantial number of additional personal injury claims would have been received between the Filing Date and
December 31, 2004 had such claims not been stayed by the Bankruptcy Court.

ASBESTOS-RELATED LIABILITY - The total asbestos-related liability balances as of
December 31, 2004 and December 31, 2003 were $1,700 million and $992.3 million, respectively, and are included in "liabilities subject to compromise." Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on its proposed plan of reorganization as discussed in Note 2. The amount recorded at December 31, 2004 includes the $1,613 million maximum amount reflected as a condition precedent to the Plan and $87 million related to pre-Chapter 11 contracts and court rulings included in the general unsecured claims.

Under the Plan, Grace is requesting that the Bankruptcy Court determine the aggregate dollar amount, on a net present value basis (the "Funding Amount"), that must be funded on the effective date of the Plan into an asbestos trust
(established under Section 524(g) of the Bankruptcy Code) to pay all allowed pending and future asbestos-related personal injury and property damage claims
(including ZAI) and related trust administration costs and expenses on the later of the effective date of the Plan or when allowed. It is a condition to confirmation of the Plan that the Bankruptcy Court shall conclude that the
Funding Amount is not greater than $1,613 million. This amount, which should be sufficient to fund over $2 billion in pending and future claims, is based in part on Grace's evaluation of (1) existing but unresolved personal injury and property damage claims, (2) actuarially-based estimates of future personal injury claims, (3) the risk of loss from ZAI litigation, (4) proposed claim payments reflected in the Plan, and (5) the cost of the trust administration and litigation. This amount may not be consistent with what the Bankruptcy Court may conclude would be a sufficient Funding Amount.

Grace has requested that the Bankruptcy Court implement a process for estimating the Funding Amount, which will be primarily a function of the number of allowed property damage (including ZAI) and personal injury claims, and the amount payable per claim. Using this process, which involves the use of detailed claim forms, questionnaires, and expert testimony, Grace will seek to demonstrate that the vast majority of claims should not be allowed because they fail to establish any material property damage, health impairment or significant occupational exposure to asbestos from Grace's operations or products. Grace also will seek
Bankruptcy Court approval of Grace's proposed payouts for allowed personal injury claims, which will vary depending upon the type of claim and/or the claimant's medical condition. If the Bankruptcy Court agrees with Grace's position on the number of, and the amounts to be paid in respect of, allowed personal injury and property damage claims, then Grace believes that the Funding
Amount could be less than $1,613 million. However, this outcome is highly uncertain and will depend on a number of Bankruptcy Court rulings favorable to
Grace's position.

Conversely, the asbestos claimants committees and the future claimants representative have objected to Grace's proposed estimation process and are likely to continue to assert that Grace's asbestos-related liabilities are substantially higher than $1,613 million, and in fact are in excess of Grace's business value. If the Court accepts the position of the asbestos claimants committees, then any plan of reorganization likely would result in the loss of all or substantially all equity value by current shareholders. Therefore, due to the significant uncertainties of this process and asbestos litigation generally,
Grace is not able to estimate a probable Funding Amount that would be accepted by the Bankruptcy Court.

However, as Grace is willing to proceed with confirmation of the Plan with a
Funding Amount of up to $1,613 million (assuming that other conditions precedent to confirmation of the Plan are satisfied, including the availability of funds from Sealed Air under the settlement agreement described in Note 2), during the fourth quarter of 2004, Grace accrued and took a charge of $714.8 million to increase its recorded asbestos-related liability to reflect the maximum amount allowed as a condition precedent under the Plan. This amount, plus $87.0 million for pre-Chapter 11 contractual settlements and judgments, brings the total recorded asbestos-related liability as of December 31, 2004 to $1,700 million.
Any differences between the Plan as filed and as approved for confirmation could fundamentally change the accounting measurement of Grace's asbestos-related liability and that change could be material.

INSURANCE RIGHTS - Grace previously purchased insurance policies that provide coverage for the 1962 - 1985 period with respect to asbestos-related lawsuits

                                      F-20

and claims. Since 1985, insurance coverage for asbestos-related liabilities has not been commercially available to Grace.

Grace's primary insurance coverage is in the amount of $1 million per occurrence with annual aggregate product-liability limits ranging from $1 to $2 million.
With one exception, coverage disputes regarding primary insurance policies have been settled, and the settlement amounts paid in full.

Grace's excess coverage is for loss above certain levels. The levels vary from policy to policy, creating "layers" of excess coverage, some of which are triggered before others. As of December 31, 2004, after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements, there remains approximately $978 million of excess coverage from more than 30 presently solvent insurers.

Grace has entered into settlement agreements with various excess insurance carriers. These settlements involve amounts paid and to be paid to Grace. The unpaid maximum aggregate amount available under these settlement agreements is approximately $495 million. With respect to asbestos-related personal injury claims, the settlement agreements generally require that the claims be spread over the claimant's exposure period and that each insurer pay a pro rata portion of each claim based on the amount of coverage provided during each year of the total exposure period.

Presently, Grace has no agreements in place with insurers with respect to approximately $483 million of excess coverage, which is at layers of coverage that have not yet been triggered, but certain layers would be triggered if the
Plan were approved at the recorded asbestos-related liability of $1,700 million.
Grace believes that the ZAI claims also are covered under the settlement agreements and unsettled policies discussed above to the extent they relate to installations of ZAI occurring after July 1, 1973.

Grace has approximately $355 million of excess coverage with insolvent or non-paying insurance carriers. (Non-paying carriers are those that, although technically not insolvent, are not currently meeting their obligations to pay claims.) Grace has filed and continues to file claims in the insolvency proceedings of insolvent carriers. Grace is currently receiving distributions from some of these insolvent carriers and expects to receive distributions in the future. Settlement amounts are recorded as income when received.

Pursuant to settlements with primary-level and excess-level insurance carriers with respect to asbestos-related claims, Grace received payments totaling $18.7 million in 2004, $13.2 million in 2003, and $10.8 million in 2002.

Grace estimates that, assuming an ultimate payout of asbestos-related claims equal to the recorded liability of $1,700 million, it should be entitled to approximately $500 million, on a net present value basis, of insurance recovery.

================================================================================
ESTIMATED INSURANCE RECOVERY ON ASBESTOS-RELATED LIABILITIES
(In millions)                                                    2004     2003
--------------------------------------------------------------------------------
INSURANCE RECEIVABLE
Asbestos-related insurance receivable, beginning of year ....   $269.4   $282.6
Proceeds received under asbestos-related insurance
   settlements ..............................................     (7.6)   (13.2)
Insurance receivable adjustment .............................    238.2       --
                                                                ------   ------
Asbestos-related insurance receivable,
   end of year expected to be realized
   as claims are paid .......................................   $500.0   $269.4
================================================================================

--------------------------------------------------------------------------------
4.   INCOME TAXES
--------------------------------------------------------------------------------

The components of income (loss) from consolidated operations before income taxes and the related benefit from (provision for) income taxes for 2004, 2003, and
2002 are as follows:

================================================================================
INCOME TAXES - CONSOLIDATED OPERATIONS
(In millions)                                          2004      2003     2002
--------------------------------------------------------------------------------
Income (loss) before income taxes:
   Domestic ......................................   $(541.2)  $(175.7)  $(44.6)
   Foreign .......................................     140.0     126.2    104.8
   Intercompany eliminations .....................      (2.6)    (18.0)    (0.1)
                                                     -------   -------   ------
                                                     $(403.8)  $ (67.5)  $ 60.1
                                                     =======   =======   ======
Benefit from (provision for)
   income taxes:
   Federal - current .............................   $  32.1   $   9.9   $  8.1
   Federal - deferred ............................      14.8      34.5    (11.0)
   State and local - current .....................      (0.3)      3.8     (1.0)
   Foreign - current .............................     (25.1)    (34.3)   (27.6)
   Foreign - deferred ............................     (20.0)     (1.6)    (6.5)
                                                     -------   -------   ------
                                                     $   1.5   $  12.3   $(38.0)
================================================================================

                                      F-21

At December 31, 2004 and 2003, the tax attributes giving rise to deferred tax assets and liabilities consisted of the following items:

================================================================================
DEFERRED TAX ANALYSIS
(In millions)                                                  2004       2003
--------------------------------------------------------------------------------
Liability for asbestos-related litigation.................   $  595.0   $ 347.3
Net operating loss/credit carryforwards...................      133.4     141.4
Deferred state taxes......................................      140.5     126.1
Liability for environmental remediation...................      120.8     116.4
Other postretirement benefits.............................       41.6      47.0
Deferred charges..........................................       37.7      42.9
Reserves and allowances...................................       36.0      28.8
Research and development..................................       33.1      34.6
Pension liabilities.......................................      134.4      83.1
Foreign loss/credit carryforwards.........................       19.9      20.0
Other.....................................................       11.7       9.9
--------------------------------------------------------------------------------
Total deferred tax assets.................................    1,304.1     997.5
--------------------------------------------------------------------------------
Asbestos-related insurance receivable.....................     (180.5)   (100.6)
Pension assets............................................      (32.8)    (14.2)
Properties and equipment..................................      (85.6)    (72.4)
Deferred foreign and other income.........................     (102.7)       --
Other.....................................................      (56.4)    (60.8)
--------------------------------------------------------------------------------
Total deferred tax liabilities............................     (458.0)   (248.0)
--------------------------------------------------------------------------------
Deferred state taxes......................................     (140.5)   (126.1)
Net federal tax assets....................................      (69.4)    (23.7)
Foreign loss carryforwards................................      (17.8)    (18.5)
--------------------------------------------------------------------------------
Total valuation allowance ................................     (227.7)   (168.3)
--------------------------------------------------------------------------------
Net deferred tax assets...................................   $  618.4   $ 581.2
================================================================================

The deferred tax valuation allowance of $227.7 million consists of: (i) $140.5 million of net deferred tax assets associated with state loss carryforwards and future tax deductions subject to limitations that are likely to restrict Grace's realized benefits, (ii) $17.8 million of tax assets relating to foreign loss and credit carryforwards that are likely to expire unutilized, and (iii) $69.4 million of net federal deferred tax assets relating to net operating losses, tax credit carryforwards and future tax deductions that exceeded Grace's analysis of the tax assets that could be realized under reasonable scenarios of future taxable income. The net increase in the valuation allowance during 2004 related primarily to the uncertainty as to Grace's ability to utilize all of the income tax benefits associated with the increase in deductible asbestos-related liability and interest expense under the Plan. Based upon anticipated future results, Grace has concluded that it is more likely than not that the balance of the net deferred tax assets, after consideration of the valuation allowance, will be realized. Because of the nature of the items that make up this balance, the realization period is likely to extend over a number of years and the outcome of the Chapter 11 cases could materially impact the amount and the realization period.

At December 31, 2004, there were $197.8 million of U.S. federal net operating loss carryforwards, representing deferred tax assets of $69.3 million, with expiration dates through 2022; $3.8 million of foreign tax credit carryforwards with expiration dates through 2006; $15.7 million of general business credit carryforwards with expiration dates through 2008; and $44.6 million of alternative minimum tax credit carryforwards with no expiration dates.

As part of Grace's evaluation and planning for the funding requirements of its plan of reorganization, Grace concluded in the fourth quarter of 2004 that the financing of the Plan will likely involve cash and financing from non-U.S.
subsidiaries. Grace anticipates that approximately $500 million will be sourced in this manner. Approximately $267 million can be repatriated by way of intercompany debt repayments and the remaining $233 million by way of taxable dividends. Accordingly, in the fourth quarter of 2004, Grace recorded a tax liability of $82 million to recognize the expected taxable elements of financing its plan of reorganization. Grace has not provided for U.S. federal, state, local and foreign deferred income taxes on approximately $248 million of undistributed earnings of foreign subsidiaries that are expected to be retained indefinitely by such subsidiaries for reinvestment.

The difference between the benefit from (provision for) income taxes at the federal income tax rate of 35% and Grace's overall income tax provision is summarized as follows:

================================================================================
INCOME TAX BENEFIT
   (PROVISION) ANALYSIS
(In millions)                                           2004     2003     2002
--------------------------------------------------------------------------------
Tax benefit (provision) at federal
   corporate rate...................................   $141.3   $ 23.6   $(21.0)
Change in provision resulting from:
   Nontaxable income/non-deductible
      expenses......................................      8.0     (0.6)    (1.0)
   State and local income taxes,
      net of federal income tax benefit.............     13.0     10.9     11.7
   Federal and foreign taxes on
      foreign operations............................    (93.6)     3.8    (16.3)
Change in valuation allowance on deferred
   tax assets....................................       (59.4)   (15.8)     5.5
   Chapter 11 expenses
      (non-deductible)..............................     (6.0)    (4.3)   (10.5)
   Tax and interest relating to tax
      deductibility of interest on
      life insurance policy loans
      (See Note 14).................................     (1.8)    (5.3)    (6.4)
                                                       ------   ------   ------
Income tax benefit from (provision for)
   continuing operations............................   $  1.5   $ 12.3   $(38.0)
================================================================================

On October 22, 2004, President Bush signed the American Jobs Creation Act of
2004 (the "Jobs Act") into law. While Grace and its advisors are currently analyzing the many revisions to the tax laws enacted by the Jobs Act, Grace has focused primarily at this time on the potential impacts of the domestic manufacturing deductions and the foreign repatriation incentives. With

                                      F-22

respect to manufacturing, commencing in 2005, the Jobs Act phases in over a five-year period an annual manufacturing deduction of up to 9% on the lesser of a taxpayer's income from domestic manufacturing activities or taxable income.
Given Grace's current U.S. net operating loss carryforward position, Grace will not be entitled to the special deduction. Therefore, Grace's 2004 effective tax rate does not reflect any benefit for the special deduction.

With respect to foreign repatriation incentives, the Jobs Act provides an 85%
dividends received deduction with respect to certain dividends received from a
U.S. corporation's foreign subsidiaries. The dividends must be used to fund certain permitted domestic activities, as specified in the Jobs Act. These domestic activities include the building or improvement of infrastructure, research and development, and the financial stabilization of the corporation. As
Grace currently understands the repatriation provision, companies in a net operating loss carryforward position would not be eligible to utilize foreign tax credits to offset U.S. taxes on foreign dividends eligible for benefits under the Jobs Act. Such dividends would be subject to cash taxes equal to approximately 5.25% of the dividend distributions. Therefore, Grace does not expect to elect the application of the Jobs Act to foreign dividend distributions. Instead, if Grace is unable to utilize foreign tax credits to offset the U.S. tax on these dividends, it will likely opt to utilize NOLs to offset the full 35% U.S. income tax. Grace will continue to monitor IRS pronouncements with respect to the Jobs Act and will reconsider its current position if the law is either clarified or amended to permit use of its foreign tax credits to offset the U.S. tax on qualifying dividend income. Grace is closely tracking this new law and, if further guidance is provided by the government that would permit Grace to make use of the dividend received deduction, will consider repatriating certain of its foreign earnings in 2005.
The dividend-received deduction is available to taxpayers for only a limited period of time, expiring after year-end 2005.

--------------------------------------------------------------------------------
5.   ACQUISITIONS AND JOINT VENTURES
--------------------------------------------------------------------------------

In 2004, Grace completed four business combinations for a total cash cost of
$66.3 million as follows:

o    In July 2004, Grace, through its German subsidiary, acquired GROM ANALYTIK
     + HPLC GmbH, a leader in column packing technology and services designed for high performance small molecule separations.

o    In August 2004, Grace, through its subsidiary The Separations Group, acquired Alltech International Holdings, Inc., a global manufacturer and supplier of chromatography products.

o    In August 2004, Grace, through its Belgium subsidiary, acquired Pieri
     Benelux NV. Pieri Benelux had been the exclusive distributor of Grace's line of Pieri(R) products for architectural concrete in Benelux since the early 1980s.

o    In December 2004, Grace, through a non-Debtor subsidiary, acquired the
     TRI-FLEX 30 line of synthetic roofing underlayments from Flexia
     Corporation.

Goodwill recognized in those transactions amounted to $22.0 million, of which
$17.5 million was assigned to Davison Chemicals and $4.5 million was assigned to
Performance Chemicals.

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

o    In October 2003, Grace, through its German subsidiary, acquired certain assets of Tricosal Beton-Chemie GmbH & Co. KG, a leading supplier of specialty chemicals and materials to the European construction industry.

Goodwill recognized in those transactions amounted to $12.0 million, of which
$1.3 million was assigned to Davison Chemicals and $10.7 million was assigned to
Performance Chemicals.

                                      F-23

--------------------------------------------------------------------------------
6.   OTHER (INCOME) EXPENSE
--------------------------------------------------------------------------------

Components of other income are as follows:

================================================================================
OTHER (INCOME) EXPENSE
(In millions)                                           2004     2003     2002
--------------------------------------------------------------------------------
Investment income...................................   $ (3.0)  $ (5.6)  $ (4.7)
Interest income.....................................     (3.1)    (4.3)    (3.9)
Net loss (income) on sale of
   investments and disposals of assets..............      0.8      1.5     (1.9)
Tolling revenue.....................................     (0.8)    (1.0)    (3.1)
Currency translation-intercompany loan..............    (29.3)      --       --
Value of currency hedges............................     39.5       --       --
Other currency transaction effects .................      1.4      4.2      1.1
Asbestos-related insurance..........................    (11.1)      --       --
Net gain from litigation settlement ................    (51.2)      --       --
Other miscellaneous income..........................    (11.6)   (11.5)    (9.8)
--------------------------------------------------------------------------------
Total other income..................................   $(68.4)  $(16.7)  $(22.3)
================================================================================

In March 2004, Grace began accounting for currency fluctuations on a Euro 293 million intercompany loan between Grace's subsidiaries in the United States and
Germany as a component of operating results instead of as a component of other comprehensive income. The change was prompted by new tax laws in Germany and
Grace's cash flow planning for its Chapter 11 reorganization, which indicated
that it is no longer reasonable to consider this loan as part of the permanent capital structure in Germany. In May 2004, Grace entered into a series of foreign currency hedge agreements to mitigate future currency fluctuations on the remaining loan balance. These hedge agreements have varying rates on notional amounts that coincide with loan repayments due periodically through
June 2005. In 2004, Euro 92 million of loan principal was repaid. For the year ended December 31, 2004, a $39.5 million hedge loss was recognized, offset by a
$29.3 million foreign currency gain. These hedges are viewed as risk management instruments by Grace and are not used for trading or speculative purposes.

Also in 2004, Grace recorded a net gain of $51.2 million as a result of the settlement of litigation with Honeywell International, Inc. related to environmental contamination of a non-operating parcel of land.

--------------------------------------------------------------------------------
7.   GOODWILL AND OTHER INTANGIBLE ASSETS
--------------------------------------------------------------------------------

Grace adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1,
2002 and ceased the amortization of goodwill. The pro forma impact on pre-tax income and earnings per share was immaterial. For the purpose of measuring impairment under the provisions of SFAS No. 142, Grace has identified its reporting units as refining technologies and specialty materials (Davison
Chemicals), and construction chemicals, building materials, and sealants and coatings (Performance Chemicals). Grace has evaluated its goodwill and other intangible assets that have indefinite useful lives annually since 2002, with no impairment charge required.

The carrying amount of goodwill attributable to each reporting unit and the changes in those balances during the year ended December 31, 2004 are as follows:

================================================================================
                                                 Davison    Performance    Total
(In millions)                                   Chemicals    Chemicals     Grace
================================================================================
Balance as of December 31, 2003..............     $20.8        $64.4      $ 85.2
Goodwill acquired during the year............      17.5          4.5        22.0
Foreign currency translation adjustment......       1.4          3.1         4.5
--------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2004..............     $39.7        $72.0      $111.7
================================================================================

Grace's net book value of other intangible assets at December 31, 2004 and
December 31, 2003 was $96.3 million and $65.1 million, respectively, detailed as follows:

================================================================================
(In millions)                                         AS OF DECEMBER 31, 2004
================================================================================
                                                   GROSS CARRYING    ACCUMULATED
                                                       AMOUNT       AMORTIZATION
                                                   -----------------------------
Technology......................................       $ 43.0           $ 9.6
Patents.........................................          0.4             0.3
Customer lists..................................         48.6             8.6
Other...........................................         27.0             4.2
                                                       ------           -----
Total...........................................       $119.0           $22.7
================================================================================

================================================================================
(In millions)                                         AS OF DECEMBER 31, 2003
================================================================================
                                                   GROSS CARRYING    ACCUMULATED
                                                       AMOUNT       AMORTIZATION
                                                   -----------------------------
Technology......................................       $38.1            $10.8
Patents.........................................        15.3             15.2
Customer lists..................................        29.8              5.1
Other...........................................        15.7              2.7
                                                       -----            -----
Total...........................................       $98.9            $33.8
================================================================================

At December 31, 2004, estimated future annual amortization expenses for intangible assets are:

================================================================================
ESTIMATED AMORTIZATION EXPENSE
(In millions)
--------------------------------------------------------------------------------
2005..................................................................... $9.5
2006.....................................................................  9.2
2007.....................................................................  8.5
2008.....................................................................  8.4
2009.....................................................................  8.2
================================================================================

                                      F-24

--------------------------------------------------------------------------------
8.   COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

The tables below present the pre-tax, tax, and after tax components of Grace's other comprehensive income (loss) for the years ended December 31, 2004, 2003 and 2002:

================================================================================
                                                                          After
YEAR ENDED DECEMBER 31, 2004                         Pre-Tax     Tax       Tax
(In millions)                                         Amount   Benefit   Amount
--------------------------------------------------------------------------------
Minimum pension liability adjustments ............   $(126.2)   $44.2    $(82.0)
Foreign currency translation adjustments .........      21.9       --      21.9
                                                     -------    -----    ------
Other comprehensive income (loss) ................   $(104.3)   $44.2    $(60.1)
================================================================================

================================================================================
                                                                           After
YEAR ENDED DECEMBER 31, 2003                          Pre-Tax     Tax       Tax
(In millions)                                          Amount   Expense   Amount
--------------------------------------------------------------------------------
Minimum pension liability adjustments .............    $ 28.2    $(9.9)   $ 18.3
Foreign currency translation adjustments ..........      95.1       --      95.1
                                                       ------    -----    ------
Other comprehensive income (loss) .................    $123.3    $(9.9)   $113.4
================================================================================

================================================================================
                                                                          After
YEAR ENDED DECEMBER 31, 2002                         Pre-Tax     Tax       Tax
(In millions)                                         Amount   Benefit   Amount
--------------------------------------------------------------------------------
Minimum pension liability adjustments ............   $(227.2)   $79.5   $(147.7)
Foreign currency translation adjustments .........      45.1       --      45.1
                                                     -------    -----   -------
Other comprehensive income (loss) ................   $(182.1)   $79.5   $(102.6)
================================================================================

================================================================================
COMPOSITION OF ACCUMULATED OTHER COMPREHENSIVE LOSS
(In millions)                                                   2004      2003
--------------------------------------------------------------------------------
Minimum pension liability .................................   $(347.5)  $(265.4)
Foreign currency translation ..............................      (2.5)    (24.5)
                                                              -------   -------
Accumulated other comprehensive loss ......................   $(350.0)  $(289.9)
================================================================================

Grace is a global enterprise which operates in over 40 countries with local currency generally deemed to be the functional currency for accounting purposes.
The foreign currency translation amount represents the adjustment necessary to translate the balance sheets valued in local currencies to the U.S. dollar as of the end of each year presented. The decline in foreign currency translation over
2003 and 2004 is due to the weakening of the U.S. dollar against most other reporting currencies, and, in particular, the Euro.

The decline in equity market returns in 2000-2002, coupled with a decline in interest rates from 2000-2004, created a shortfall between the accounting measurement of Grace's obligations under certain of its qualified pension plans for U.S. employees and the market value of dedicated pension assets. This condition required Grace to record a minimum pension liability for these plans equal to the funding shortfall and to offset related deferred costs against shareholders' equity (deficit) at December 31, 2004 and 2003. Market returns in
2004 and 2003 were 9.8% and 22.5%, respectively, for Grace's qualified domestic pension plan assets and contributions to under-funded domestic plans in 2004 and
2003 were $19.8 million and $48.5 million, respectively. However, these asset gains and contributions were offset by higher liability measures from lower discount rates (moving from 6.75% at December 31, 2002 to 5.5% at December 31,
2004) and an increase in assumed life spans of participants. (See Note 18.)

--------------------------------------------------------------------------------
9.   OTHER BALANCE SHEET ACCOUNTS
--------------------------------------------------------------------------------

================================================================================
(In millions)                                                    2004     2003
--------------------------------------------------------------------------------
INVENTORIES (1)
Raw materials ...............................................   $ 62.4   $ 53.5
In process ..................................................     36.1     35.8
Finished products ...........................................    166.7    134.0
General merchandise .........................................     32.2     29.4
Less: Adjustment of certain inventories to
   a last-in/first-out (LIFO) basis .........................    (49.1)   (38.1)
                                                                ------   ------
                                                                $248.3   $214.6
================================================================================

(1)  Inventories valued at LIFO cost comprised 46.9% of total inventories at
     December 31, 2004 and 49.2% at December 31, 2003

================================================================================
OTHER ASSETS
Deferred pension costs ......................................   $119.5   $115.9
Deferred charges ............................................     49.9     45.7
Long-term receivables, less allowances of
   $0.8 (2003 - $0.7) .......................................      8.3      9.2
Patents, licenses and other intangible assets, net ..........     96.3     65.1
Pension-unamortized prior service cost ......................     15.3     19.8
Investments in unconsolidated affiliates and other ..........      0.7      0.5
                                                                ------   ------
                                                                $290.0   $256.2
================================================================================
OTHER CURRENT LIABILITIES
Accrued compensation ........................................   $ 92.9   $ 48.5
Deferred tax liability ......................................      1.2      1.5
Customer volume rebates .....................................     31.7     28.1
Accrued commissions .........................................     11.0      9.8
Accrued reorganization fees .................................     11.4      6.9
Other accrued liabilities ...................................     73.3     35.5
                                                                ------   ------
                                                                $221.5   $130.3
================================================================================

--------------------------------------------------------------------------------
10.  PROPERTIES AND EQUIPMENT
--------------------------------------------------------------------------------

================================================================================
(In millions)                                                2004        2003
--------------------------------------------------------------------------------
Land ..................................................   $    23.1   $    21.3
Buildings .............................................       438.8       416.1
Information technology and equipment ..................       113.0       107.2
Machinery, equipment and other ........................     1,368.1     1,304.0
Projects under construction ...........................        28.2        24.9
                                                          ---------   ---------
Properties and equipment, gross .......................     1,971.2     1,873.5
Accumulated depreciation and amortization .............    (1,325.9)   (1,216.9)
                                                          ---------   ---------
Properties and equipment, net .........................   $   645.3   $   656.6
================================================================================

Capitalized interest costs were insignificant for the periods presented.
Depreciation and lease amortization

expense relating to properties and equipment amounted to $101.8 million in 2004,
$96.2 million in 2003, and $89.8 million in 2002. Grace's rental expense for operating leases amounted to $16.9 million in 2004, $15.4 million in 2003, and
$14.9 million in 2002. (See Note 14 for information regarding contingent rentals.)

At December 31, 2004, minimum future non-cancelable payments for operating leases were:

================================================================================
MINIMUM FUTURE PAYMENTS UNDER OPERATING LEASES
(In millions)
--------------------------------------------------------------------------------
2005 ...................................................................   $17.2
2006 ...................................................................    14.8
2007 ...................................................................     9.5
2008 ...................................................................     8.1
2009 ...................................................................     7.4
Thereafter .............................................................     6.2
--------------------------------------------------------------------------------
Total minimum lease payments ...........................................   $63.2
================================================================================

The above minimum non-cancelable lease payments are net of anticipated sublease income of $2.0 million in 2005, $1.9 million in 2006, $1.9 million in 2007, $1.5 million in 2008, and $1.3 million in 2009.

--------------------------------------------------------------------------------
11.  LIFE INSURANCE
--------------------------------------------------------------------------------

Grace is the beneficiary of life insurance policies on certain current and former employees with a net cash surrender value of $96.0 million and $90.8 million at December 31, 2004 and 2003, respectively. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years.

The following tables summarize activity in these policies for 2004, 2003 and
2002, and the components of net cash value at December 31, 2004 and 2003:

================================================================================
LIFE INSURANCE - ACTIVITY SUMMARY
(In millions)                                              2004    2003    2002
--------------------------------------------------------------------------------
Earnings on policy assets .............................   $32.4   $38.7   $39.4
Interest on policy loans ..............................   (29.4)  (33.1)  (34.7)
Premiums ..............................................     2.4     2.4     2.4
Policy loan repayments ................................     4.0     3.1     5.1
Net investing activity ................................    (4.2)   (2.7)   (5.4)
                                                          -----   -----   -----
Change in net cash value ..............................   $ 5.2   $ 8.4   $ 6.8
================================================================================
Tax-free proceeds received ............................   $15.8   $11.9   $19.4
================================================================================

================================================================================
                                                                DECEMBER 31,
COMPONENTS OF NET CASH VALUE                                --------------------
(In millions)                                                 2004       2003
--------------------------------------------------------------------------------
Gross cash value ........................................   $  484.2   $  478.5
Principal - policy loans ................................     (368.2)    (365.3)
Accrued interest - policy loans .........................      (20.0)     (22.4)
                                                            --------   --------
Net cash value ..........................................   $   96.0   $   90.8
================================================================================
Insurance benefits in force .............................   $2,191.3   $2,213.1
================================================================================

Grace's financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities. See Note 14 for a discussion of a settlement agreement with the Internal Revenue Service ("IRS") with respect to tax contingencies regarding most of these life insurance policies.

In January 2005, Grace surrendered and terminated most of these life insurance policies and received approximately $16 million of net cash value from the termination. As a result of the termination, gross cash value of the policies was reduced by approximately $381 million and policy loans of approximately $365 million were satisfied. Grace's insurance benefits in force was reduced by approximately $2 billion to approximately $191 million. The tax consequences of such terminations are also discussed in Note 14.

--------------------------------------------------------------------------------
12.  DEBT
--------------------------------------------------------------------------------

================================================================================
COMPONENTS OF DEBT
(In millions)                                                    2004     2003
--------------------------------------------------------------------------------
DEBT PAYABLE WITHIN ONE YEAR
Other short-term borrowings (1) .............................   $ 12.4   $  6.8
                                                                ------   ------
                                                                $ 12.4   $  6.8
                                                                ======   ======
DEBT PAYABLE AFTER ONE YEAR
DIP facility (2) ............................................   $   --   $   --
Other long-term borrowings ..................................      1.1       --
                                                                ------   ------
                                                                $  1.1   $   --
                                                                ======   ======
DEBT SUBJECT TO COMPROMISE
Bank borrowings (3) .........................................   $500.0   $500.0
Other borrowings (4) ........................................     15.0     16.2
Accrued interest (5) ........................................    130.8     49.0
                                                                ------   ------
                                                                $645.8   $565.2
                                                                ======   ======
Full-year weighted average interest rates
   on total debt ............................................      6.0%     2.1%
================================================================================

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
     As of December 31, 2004, the Debtors had no outstanding borrowings under the DIP facility. However, $27.5 million of standby letters of credit were issued and outstanding under the facility as of December 31, 2004, which were issued mainly for trade-related matters such as performance bonds, as well as certain insurance and environmental matters. The outstanding amount of standby letters of credit, as well as other holdback provisions, issued under the DIP facility, reduces the borrowing availability to $183.8 million. Under the DIP facility, the Debtors are required to maintain $50 million

     of liquidity, in a combination of cash, cash equivalents and the cash value of life insurance policies.

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

(5)  In the fourth quarter of 2004, Grace accrued $69.5 million to increase its estimate of interest to which holders of the Debtor's pre-petition bank credit facilities and letters of credit would be entitled under the Plan.
     (See Note 2.)

Interest payments amounted to $2.1 million in 2004, $4.2 million in 2003, and
$1.1 million in 2002.

--------------------------------------------------------------------------------
13.  FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

DEBT AND INTEREST RATE SWAP AGREEMENTS - Grace was not a party to any reportable derivative financial instruments at December 31, 2004 and December 31, 2003.

FAIR VALUE OF DEBT AND OTHER FINANCIAL INSTRUMENTS - At December 31, 2004, the
fair value of Grace's debt payable within one year not subject to compromise approximated the recorded value of $12.4 million. Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. At
December 31, 2004, the recorded values of other financial instruments such as cash, short-term investments, trade receivables and payables and short-term debt approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments. The fair value of debt subject to compromise is at par value based on recent trading.

CREDIT RISK - Trade receivables potentially subject Grace to credit risk.
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

--------------------------------------------------------------------------------
14.  COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

ASBESTOS-RELATED LIABILITY - SEE NOTE 3

ENVIRONMENTAL REMEDIATION - Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace accrues for anticipated costs associated with investigative and remediation efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. These accruals do not take into account any discounting for the time value of money.

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

Grace's estimated environmental liabilities are included in "liabilities subject to compromise."

At December 31, 2004, Grace's estimated liability for environmental investigative and remediation costs totaled $345.0 million, as compared with
$332.4 million at December 31, 2003. The amount is based on funding and/or remediation agreements in place and Grace's best estimate of its cost for sites not subject to a formal remediation plan.

For the years ended December 31, 2004 and 2003, Grace recorded pre-tax charges of $21.6 million and $142.5 million, respectively, for environmental matters.
Approximately $20 million and $120 million of the pre-tax charges in 2004 and
2003, respectively, were in connection with a cost recovery lawsuit brought by the U.S. government relating to Grace's former vermiculite mining activities near Libby, Montana, and Grace's evaluation of probable remediation costs at vermiculite processing sites currently or formerly operated by Grace, as described below. The remainder of the pre-tax charges were primarily attributable to the ongoing review of bankruptcy claims.

Net cash expenditures charged against previously established reserves for the years ended December 31, 2004, 2003 and 2002 were $9.0 million, $11.2 million, and $20.8 million, respectively. Spending for 5 sites represents approximately
85% of the total cash expenditures for the year ended December 31, 2004.

Vermiculite Related Matters

From the 1920's until 1992, Grace (beginning in 1963) and previous owners conducted vermiculite mining and related activities near Libby, Montana. The mined vermiculite ore contained varying amounts of asbestos as an impurity, almost all of which was removed during processing. Expanded vermiculite was used in products such as fireproofing, insulation and potting soil.

In November 1999, Region 8 of the Environmental Protection Agency ("EPA") began an investigation into alleged excessive levels of asbestos-related disease in the Libby population related to these former mining activities. This investigation led the EPA to undertake additional investigative activity and to carry out response actions in and around Libby. On March 30, 2001, the EPA filed a lawsuit in U.S. District Court for the District of Montana, Missoula Division
(United States v. W. R. Grace & Company et al.) under the Comprehensive
Environmental Response, Compensation and Liability Act for the recovery of costs allegedly incurred by the United States in response to the release or threatened release of asbestos in the Libby, Montana area relating to such former mining activities. These costs include cleaning and/or demolition of contaminated buildings, excavation and removal of contaminated soil, health screening of
Libby residents and former mine workers, and investigation and monitoring costs.
In this action, the EPA also sought a declaration of Grace's liability that would be binding in future actions to recover further response costs.

In December 2002, the District Court granted the United States' motion for partial summary judgment on a number of issues that limited Grace's ability to challenge the EPA's response actions. In January 2003, a trial was held on the remainder of the issues, which primarily involved the reasonableness and adequacy of documentation of the EPA's cost recovery claims through December 31,
2001. On August 28, 2003, the District Court issued a ruling in favor of the
United States that requires Grace to reimburse the government for $54.5 million
(plus interest) in costs expended through December 2001, and for all appropriate future costs to complete the clean-up. Grace appealed the court's ruling to the
Ninth Circuit Court of Appeals, which heard oral argument on February 7, 2005.
No decision has been issued on the appeal.

As a result of the District Court ruling and Grace's evaluation of estimated costs for remediation in and around Libby and at vermiculite processing sites currently or formerly operated by Grace, Grace's total estimated liability for vermiculite-related remediation at December 31, 2004 and 2003 was $204.2 million and $181.0 million, respectively. Grace's estimate of expected costs is based on public comments regarding the EPA's spending plans, discussions of spending forecasts with EPA representatives, analysis of other information made available from the EPA, and evaluation of probable remediation costs at vermiculite processing sites. However, the EPA's cost estimates have increased regularly and substantially over the course of this clean-up. Consequently, as the EPA's spending on these matters increases, Grace's liability for remediation will increase.

Non-Vermiculite Related Matters

At December 31, 2004 and 2003, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was
$140.8 million and $151.4 million, respectively. This liability relates to
Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. During the fourth quarter of 2004, Grace recorded a $1.6 million increase to its estimated environmental liability for non-vermiculite related sites in connection with the investigation of environmental conditions at a current operating plant. During the fourth quarter of 2003, Grace recorded a $20.0 million increase to such liability as a result of the Chapter 11 claims review process. Grace's revised estimated liability is based upon an evaluation of claims for which sufficient information was available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.

Insurance Matters

In December 2004, Grace settled two environmental insurance coverage actions previously pending in the U.S. District Court for the Southern District of New
York. The terms of such settlements are subject to confidentiality restrictions.
The result will be accounted for when approved by the Bankruptcy Court. Grace remains a party to one other coverage action involving one excess insurance carrier regarding the applicability of the carriers' policies to Grace's environmental remediation costs. The outcome of the remaining litigation, as well as the amounts of any recoveries that Grace may receive, is presently uncertain.

CONTINGENT RENTALS - Grace is the named tenant or guarantor with respect to leases entered into by previously divested businesses. These leases, some of which extend through the year 2017, have future minimum lease payments aggregating $112.0 million, and are fully offset by anticipated future minimum rental income from existing tenants and subtenants. In addition, Grace is liable for other expenses (primarily property taxes) relating to the above leases;
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

TAX MATTERS - On January 10, 2005, Grace received a corrected examination report from the Internal Revenue Service (the "IRS") for the 1993 - 1996 tax periods asserting, in the aggregate, approximately $90.9 million of proposed tax adjustments, plus accrued interest (the "Examination Report"). The most significant issue addressed in the Examination Report concerns corporate-owned life insurance ("COLI") policies. As discussed below, a settlement agreement relating to COLI was executed on January 20, 2005. The benefit of that settlement was not reflected in the Examination Report. Once reflected, Grace anticipates that the proposed tax adjustment will be reduced from approximately
$90.9 million to $80.2 million plus accrued interest. Other proposed adjustments include disallowance of research and development ("R&D") credits, general business credits and miscellaneous deductions. Subject to Bankruptcy Court approval and IRS revision of the Examination Report to reflect the benefit of the COLI settlement, Grace is in agreement with the IRS with respect to all proposed tax adjustments in the Examination Report with the exception of approximately $7.0 million of proposed adjustments relating to R&D credits. On
February 9, 2005 Grace filed a protest with IRS Appeals requesting (i)
additional review of the R&D credit issue and (ii) issuance of a corrected
Examination Report to reflect the COLI settlement. Grace also filed a motion with the Bankruptcy Court on February 14, 2005 requesting that the Court authorize Grace to (i) enter into a settlement agreement with the IRS with respect to all agreed issues for the 1993 - 1996 tax periods and (ii) pay the related federal taxes as well as certain state taxes for the 1990 - 1996 tax periods plus accrued interest. Grace estimates that the tax payment including interest will be approximately $122.5 million.

With respect to COLI, in 1988 and 1990, Grace acquired COLI policies and funded policy premiums in part using loans secured against policy cash surrender value.
Grace claimed a total of approximately $258 million in deductions attributable to interest accrued on such loans through the 1998 tax year, after which such deductions were no longer permitted by law. The IRS disallowance of such interest deductions, beginning during the 1990-1992 federal tax audit, resulted in years of discussion until recently, when the issue was resolved in a tentative settlement approved by the Bankruptcy Court, as described below.

On October 13, 2004, the Bankruptcy Court entered an order authorizing Grace to enter into a settlement agreement with the IRS in connection with interest deductions claimed with respect to COLI and providing for the termination of the
COLI policies. In accordance with that order, on January 20, 2005, Grace terminated the COLI policies and Grace, Fresenius Medical Care Holdings, Inc.,
Sealed Air Corporation and the IRS entered into a COLI Closing Agreement. Under the COLI Closing Agreement, the government allowed 20% of the aggregate amount of the COLI interest deductions and Grace owes federal income tax and interest with respect to the remaining 80% of the COLI interest deductions disallowed.
Grace estimates that the federal tax liability resulting from the COLI settlement is approximately $53.5 million, $10.4 million of which was paid in connection with the 1990-1992 tax audit and $30.8 million of which will be paid in connection with the settlement of the 1993-1996 federal tax audit discussed above. The remaining approximately $12.3 million of additional tax liability will be satisfied in connection with the 1997 and 1998 federal tax audits, discussed below. The COLI Closing Agreement also provides that, with respect to the termination of the COLI policies, Grace will include 20% of the gain realized in taxable income, with the government exempting 80% of such gain from tax. As a result of the termination, Grace received approximately $16 million in cash proceeds and will record taxable income of approximately $60 million in
2005. It is anticipated that Grace will apply its net operating loss carryforwards to offset the taxable income generated from terminating the COLI policies, although alternative minimum taxes may apply.

Grace's federal tax returns covering 1997 and later tax periods are either under examination by the IRS or open for future examination. As a consequence of any finally

determined federal tax adjustments, Grace will be liable for additional state taxes plus interest accrued thereon.

The IRS has assessed additional federal income tax withholding and Federal
Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1998 against a Grace subsidiary that formerly operated a temporary staffing business for nurses and other health care personnel. The assessments, aggregating $61.9 million, were made in connection with a meal and incidental expense per diem plan for traveling health care personnel, which was in effect through 1999, the year in which Grace sold the business. (The statute of limitations has expired with respect to 1999.) The IRS contends that certain per diem reimbursements should have been treated as wages subject to employment taxes and federal income tax withholding. Grace contends that its per diem and expense allowance plans were in accordance with statutory and regulatory requirements, as well as other published guidance from the IRS.
Grace has a right to indemnification from its former partner in the business for approximately 36% of any tax liability (including interest thereon) for the period from July 1996 through December 1998. The matter is currently pending in the United States Court of Claims. Grace has tentatively agreed with the
Department of Justice and IRS on a settlement amount and certain other terms that would resolve the matter. The preliminary settlement is subject to the execution of written closing agreements with the IRS and a written settlement agreement with the Department of Justice, and to Bankruptcy Court approval.

Grace believes that the impact of probable tax return adjustments is adequately recognized as liabilities in its consolidated financial statements at December
31, 2004.

PURCHASE COMMITMENTS - From time to time, Grace engages in purchase commitments in its various business activities, all of which are expected to be fulfilled with no material adverse consequences to Grace's operations or financial position.

GUARANTEES AND INDEMNIFICATION OBLIGATIONS - Grace is a party to many contracts containing guarantees and indemnification obligations. These contracts primarily consist of:

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

FINANCIAL ASSURANCES - Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At December 31, 2004,
Grace had gross financial assurances issued and outstanding of $253.2 million, comprised of $135.2 million of surety bonds issued by various insurance companies, and $118.0 million of standby letters of credit and other financial assurances issued by various banks.

MONTANA CRIMINAL PROCEEDING - On February 7, 2005, the United States Department
of Justice announced the unsealing of a 10-count grand jury indictment against
Grace and seven current or former senior level employees relating to Grace's former vermiculite mining and processing activities in Libby, Montana. The indictment accuses the defendants of (1) conspiracy to violate environmental laws and obstruct federal agency proceedings; (2) violations of the federal Clean Air Act; (3) wire fraud in connection with the sale of allegedly contaminated properties; and (4) obstruction of justice.

Grace purchased the Libby mine in 1963 and operated it until 1990; vermiculite processing activities continued until 1992. The grand jury charges that the conspiracy took place from 1976 to 2002 and also charges that the alleged endangerment to the areas surrounding Libby continues to the present day.
According to the U.S. Department of Justice, Grace could be subject to fines in an amount equal to twice the after-tax profit earned from its Libby operations or twice the alleged loss suffered by Libby victims, plus additional amounts for restitution to victims. The indictment alleges that such after tax profits were
$140 million. Grace has categorically denied any criminal wrongdoing and intends to vigorously defend itself at trial.

Among the employees charged is Robert J. Bettacchi, a senior vice president of
Grace and president of the Grace Performance Chemicals business unit. Mr.
Bettacchi and two other current employees have been placed on administrative leave with pay so that they may dedicate sufficient time to their defense. The
U.S. Bankruptcy Court previously granted Grace's request to advance legal and defense costs to the employees, subject to a reimbursement obligation if it is later determined that the employees did not meet the standards for indemnification set forth under the appropriate state corporate law.

Grace is unable to assess whether the indictment, or any conviction resulting therefrom, will have a material adverse effect on the results of operations or financial condition of Grace or affect Grace's bankruptcy proceedings. However,
Grace expects legal fees for its current and former employees defense will be at least several million dollars.

ACCOUNTING FOR CONTINGENCIES - Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. generally accepted accounting principles. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in
"liabilities subject to compromise" on the accompanying Consolidated Balance
Sheets. The amounts of these liabilities as ultimately determined through the
Chapter 11 proceedings could be materially different from amounts recorded at
December 31, 2004.

--------------------------------------------------------------------------------
15.  SHAREHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

Under its Certificate of Incorporation, the Company is authorized to issue
300,000,000 shares of common stock, $0.01 par value. Of the common stock unissued at December 31, 2004, approximately 7,691,580 shares were reserved for issuance pursuant to stock options and other stock incentives. The Company has not paid a dividend on its common stock since 1998. The Certificate of
Incorporation also authorizes 53,000,000 shares of preferred stock, $0.01 par value, none of which has been issued. Of the total, 3,000,000 shares have been designated as Series A Junior Participating Preferred Stock and are reserved for issuance in connection with the Company's Preferred Stock Purchase Rights
("Rights"). A Right trades together with each outstanding share of common stock and entitles the holder to purchase one one-hundredth of a share of Series A
Junior Participating Preferred Stock under certain circumstances and subject to certain conditions. The Rights are not and will not become exercisable unless and until certain events occur, and at no time will the Rights have any voting power.

--------------------------------------------------------------------------------
16.  EARNINGS (LOSS) PER SHARE
--------------------------------------------------------------------------------

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share.

================================================================================
EARNINGS (LOSS) PER SHARE
(In millions, except per
   share amounts)                                         2004     2003     2002
--------------------------------------------------------------------------------
NUMERATORS
   Net income (loss) ................................   $(402.3)  $(55.2)  $22.1
                                                        =======   ======   =====
DENOMINATORS
   Weighted average common
      shares - basic calculation ....................      65.8     65.5    65.4
   Dilutive effect of employee
      stock options .................................        --       --     0.1
                                                        -------   ------   -----
   Weighted average common
      shares - diluted
      calculation ...................................      65.8     65.5    65.5
                                                        =======   ======   =====
BASIC EARNINGS (LOSS) PER
   SHARE ............................................   $ (6.11)  $(0.84)  $0.34
                                                        =======   ======   =====
DILUTED EARNINGS (LOSS) PER
   SHARE ............................................   $ (6.11)  $(0.84)  $0.34
================================================================================

Stock options that could potentially dilute basic earnings (loss) per share
(that were excluded from the computation of diluted earnings (loss) per share because their exercise prices were greater than the average market price of the common shares) averaged approximately 8.1 million in 2004, 9.4 million in 2003, and 11.5 million in 2002. As a result of the 2004 and 2003 net losses, approximately 300,000 and 100,000,

respectively, of employee compensation-related shares issuable under stock options also were excluded from the diluted loss per share calculation because their effect would have been antidilutive.

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

The following table sets forth information relating to such options during 2004,
2003 and 2002:

================================================================================
STOCK OPTION ACTIVITY                                               2004
--------------------------------------------------------------------------------
                                                                         Average
                                                             Number     Exercise
                                                            of Shares     Price
                                                           ----------   --------
Balance at beginning of year ...........................    9,582,784    $12.02
Options exercised ......................................     (781,657)     5.43
Options terminated or cancelled ........................   (1,109,547)    10.41
                                                           ----------
Balance at end of year .................................    7,691,580     12.92
================================================================================
Exercisable at end of year .............................    7,691,580    $12.92
================================================================================
                                                                    2003
                                                           ---------------------
Balance at beginning of year ...........................   10,440,417    $11.94
Options exercised ......................................      (15,831)     2.40
Options terminated or cancelled ........................     (841,802)    11.24
                                                           ----------
Balance at end of year .................................    9,582,784     12.02
================================================================================
Exercisable at end of year .............................    9,227,438    $12.39
================================================================================
                                                                    2002
                                                           ---------------------
Balance at beginning of year ...........................   12,772,431    $11.88
Options granted ........................................       (1,266)     2.40
Options terminated or cancelled ........................   (2,330,748)    11.60
                                                           ----------
Balance at end of year .................................   10,440,417     11.94
================================================================================
Exercisable at end of year .............................    8,973,964    $12.58
================================================================================

Currently outstanding options expire on various dates through September 2011. At
December 31, 2004, 4,756,207 shares were available for additional stock option or restricted stock grants. The following is a summary of stock options outstanding at December 31, 2004:

================================================================================
STOCK OPTIONS OUTSTANDING
--------------------------------------------------------------------------------
                                 Weighted-
                                 Average
                                Remaining    Weighted-                 Weighted-
EXERCISE                       Contractual    Average                   Average
PRICE               Number         Life       Exercise     Number       Exercise
RANGE            Outstanding     (Years)       Price     Exercisable     Price
--------------------------------------------------------------------------------
$1 - $8           1,226,946        4.70        $ 4.07     1,226,946     $ 4.07
$8 - $13          2,524,775        3.87         12.33     2,524,775      12.33
$13 - $18         2,551,959        5.60         14.19     2,551,959      14.19
$18 - $21         1,387,900        4.02         19.47     1,387,900      19.47
                  ---------                               ---------
                  7,691,580        4.60         12.92     7,691,580      12.92
================================================================================

--------------------------------------------------------------------------------
18.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS PLANS
--------------------------------------------------------------------------------

PENSION PLANS - Grace maintains defined benefit pension plans covering employees of certain units who meet age and service requirements. Benefits are generally based on final average salary and years of service. Grace funds its U.S.
qualified domestic pension plans ("qualified domestic pension plans") in accordance with U.S. federal laws and regulations. Non-U.S. pension plans
("non-U.S. pension plans") are funded under a variety of methods, as required under local laws and customs, and therefore cannot be summarized.

Grace also provides, through nonqualified plans, supplemental pension benefits in excess of qualified domestic pension plan limits imposed by federal tax law.
These plans cover officers and higher-level employees and serve to increase the combined pension amount to the level that they otherwise would have received under the qualified domestic pension plans in the absence of such limits. The nonqualified plans are unfunded and Grace pays the costs of benefits as they are incurred.

At the December 31, 2004 measurement date for Grace's defined benefit pension plans (the "Plans"), the accumulated benefit obligation ("ABO") was approximately $1,367 million as measured under U.S. generally accepted accounting principles. At December 31, 2004, Grace's recorded pension liability for underfunded plans was $502.3 million ($424.9 million included in liabilities not subject to compromise and $77.4 million related to supplemental pension benefits for officers and higher-level employees, included in "liabilities subject to compromise"). The recorded ABO liability reflects 1) the shortfall between dedicated assets and the ABO of underfunded plans ($293.6 million); and
2) the ABO of pay-as-you-go plans ($208.7 million).

POST RETIREMENT BENEFITS OTHER THAN PENSIONS - Grace provides postretirement health care and life insurance benefits (referred to as other post-employment benefits or "OPEB") for retired employees of certain U.S. business units and certain divested units. The postretirement medical plan provides various levels of benefits to employees hired before 1991 and who retire from Grace after age
55 with at least 10 years of service. These plans are unfunded, and Grace pays a portion of the costs of benefits under these plans as they are incurred. Grace applies SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other
Than Pensions," which requires that the future costs of

postretirement health care and life insurance benefits be accrued over the employees' years of service.

Retirees and beneficiaries covered by the postretirement medical plan are required to contribute a minimum of 40% of the calculated premium for that coverage. During 2002, per capita costs under the retiree medical plans exceeded caps on the amount Grace was required to contribute under a 1993 amendment to the plan. As a result, for 2003 and future years, retirees will bear 100% of any increase in premium costs. For this reason, assumed health care cost trend rates are not used in the determination of Grace's OPEB expense.

In December 2003, President Bush signed the Medicare Prescription Drug,
Improvement and Modernization Act of 2003 (the "Act") into law. The Act introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to companies that provide a benefit that is at least actuarially equivalent (as defined in the Act) to Medicare Part D. On January
21, 2005, the Center for Medicare and Medicaid Services released the final regulations implementing the Act. At this time, Grace is unable to determine if the prescription drug benefit under its postretirement health care plan is actuarially equivalent to the Medicare Part D benefit. Therefore, the financial statements do not reflect any amount associated with the federal subsidy.

ANALYSIS OF PLAN ACCOUNTING AND FUNDED STATUS - The following summarizes the changes in benefit obligations and fair value of retirement plan assets during
2004 and 2003 (Grace uses a December 31 measurement date for the majority of its plans):

                                      F-33

=================================================================================================================================
                                                                               PENSION
                                                       -------------------------------------------------------     OTHER POST-
                                                              U.S.             NON-U.S.            TOTAL         RETIREMENT PLANS
CHANGE IN FINANCIAL STATUS OF RETIREMENT PLANS         --------------------------------------------------------------------------
(In millions)                                             2004     2003     2004     2003      2004      2003     2004     2003
---------------------------------------------------------------------------------------------------------------------------------

CHANGE IN PROJECTED BENEFIT OBLIGATION (PBO)
Benefit obligation at beginning of year............... $  918.1  $ 870.2  $ 293.9  $ 233.7  $1,212.0  $1,103.9  $ 127.0  $ 123.8
Service cost..........................................     14.1      9.8      6.3      5.3      20.4      15.1      0.5      0.6
Interest cost.........................................     59.5     56.4     16.4     14.4      75.9      70.8      6.6      8.1
Plan participants' contributions......................       --       --      0.8      0.9       0.8       0.9       --       --
Amendments............................................       --       --       --       --        --        --       --       --
Acquisitions..........................................       --       --       --      0.2        --       0.2       --       --
Change in discount rates and other assumptions........    162.1     53.7     29.1     18.9     191.2      72.6     (6.6)     7.1
Benefits paid.........................................    (74.2)   (72.0)   (14.4)   (13.6)    (88.6)    (85.6)   (12.5)   (12.6)
Currency exchange translation adjustments.............       --       --     28.8     34.1      28.8      34.1       --       --
---------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year..................... $1,079.6  $ 918.1  $ 360.9  $ 293.9  $1,440.5  $1,212.0  $ 115.0  $ 127.0
=================================================================================================================================
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year........ $  658.1  $ 557.2  $ 193.2  $ 159.2  $  851.3  $  716.4  $    --    $  --
Actual return on plan assets..........................     57.6    120.0     18.9     20.8      76.5     140.8       --       --
Employer contribution.................................     24.2     52.9      9.1      7.6      33.3      60.5     12.5     12.6
Acquisitions..........................................       --       --       --      0.1        --       0.1       --       --
Plan participants' contribution.......................       --       --      0.8      0.9       0.8       0.9       --       --
Benefits paid.........................................    (74.2)   (72.0)   (14.4)   (13.6)    (88.6)    (85.6)   (12.5)   (12.6)
Currency exchange translation adjustment..............       --       --     18.1     18.2      18.1      18.2       --       --
---------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year.............. $  665.7  $ 658.1  $ 225.7  $ 193.2  $  891.4  $  851.3  $    --    $  --
=================================================================================================================================
Funded status (PBO basis)............................. $ (413.9) $(260.0) $(135.2) $(100.7) $ (549.1) $ (360.7) $(115.0) $(127.0)
Unrecognized transition obligation....................       --       --       --      0.1        --       0.1       --       --
Unrecognized actuarial loss...........................    561.0    423.4    136.7    108.0     697.7     531.4     46.1     55.4
Unrecognized prior service cost/(benefit).............     15.2     20.6      3.2      3.6      18.4      24.2    (50.0)   (62.7)
---------------------------------------------------------------------------------------------------------------------------------
Net amount recognized................................. $  162.3  $ 184.0  $   4.7  $  11.0  $  167.0  $  195.0  $(118.9) $(134.3)
=================================================================================================================================
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET
   CONSIST OF:
Prepaid pension costs................................. $    2.9  $   6.3  $ 116.6  $ 109.6  $  119.5  $  115.9  $    --  $    --
Pension obligation....................................   (371.0)  (240.2)  (131.3)  (108.8)   (502.3)   (349.0)  (118.9)  (134.3)
Intangible asset......................................     15.3     19.8       --       --      15.3      19.8      N/A      N/A
Accumulated other comprehensive loss..................    515.1    398.1     19.4     10.2     534.5     408.3      N/A      N/A
---------------------------------------------------------------------------------------------------------------------------------
Net amount recognized................................. $  162.3  $ 184.0  $   4.7  $  11.0  $  167.0  $  195.0  $(118.9) $(134.3)
=================================================================================================================================
(Decrease) Increase in Minimum Liability Included in
   Other Comprehensive Income (Loss).................. $  116.9  $ (37.8) $   9.2  $   9.6        NM        NM       NM       NM
=================================================================================================================================
WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT
   OBLIGATIONS AS OF DECEMBER 31
Discount rate.........................................     5.50%    6.25%    5.11%    5.52%       NM        NM     5.50%    6.25%
Rate of compensation increase.........................     4.25%    4.25%    3.51%    3.50%       NM        NM       NM       NM
=================================================================================================================================
                                                  U.S
WEIGHTED AVERAGE ASSUMPTIONS USED TO             -----
   DETERMINE NET PERIODIC BENEFIT COST FOR        2005
   YEARS ENDED DECEMBER 31                       -----
Discount rate................................... 5.50%     6.25%    6.75%    5.52%    5.86%       NM        NM     6.25%    6.75%
Expected return on plan assets.................. 8.00%     8.00%    8.25%    7.27%    8.16%       NM        NM       NM       NM
Rate of compensation increase................... 4.25%     4.25%    4.25%    3.50%    3.84%       NM        NM       NM       NM
=================================================================================================================================

=============================================================================================================================
                                                                2004                    2003                    2002
                                                       ----------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST (INCOME)                NON-                    Non-                    Non-
(In millions)                                            U.S.   U.S.    OTHER   U.S.    U.S.   Other    U.S.    U.S.   Other
-----------------------------------------------------------------------------------------------------------------------------

Service cost.........................................  $ 14.1  $  6.3  $  0.5  $ 9.8  $  5.3  $  0.6  $  8.5  $  4.3  $  0.6
Interest cost........................................    59.5    16.4     6.6   56.4    14.4     8.1    55.1    12.5     8.7
Expected return on plan assets.......................   (50.7)  (14.3)     --  (44.5)  (13.3)     --   (59.1)  (14.8)     --
Amortization of transition obligation (asset)........      --     0.1      --     --     0.5      --     0.7     0.4      --
Amortization of prior service cost (benefit).........     5.4     0.7   (12.7)   5.5     0.6   (12.7)    5.2     0.6   (12.7)
Amortization of unrecognized actuarial loss (gain)...    17.6     6.3     2.6   18.4     4.4     3.7     9.7     1.8     3.0
Net curtailment and settlement loss..................      --     0.5      --     --     0.6      --      --     0.4      --
-----------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost (income)...................  $ 45.9  $ 16.0  $ (3.0)  45.6  $ 12.5  $ (0.3) $ 20.1  $  5.2  $ (0.4)
=============================================================================================================================

NM - Not meaningful
N/A - Not applicable

                                      F-34

=========================================================================================================================
                                           FULLY-FUNDED QUALIFIED (1)  UNDERFUNDED QUALIFIED (1)        UNFUNDED (2)
                                               U.S. PENSION PLANS          U.S. PENSION PLANS     U.S. NONQUALIFIED PLANS
FUNDED STATUS OF U.S. PENSION PLANS        --------------------------  -------------------------  -----------------------
(In millions)                                 2004   2003   2002        2004     2003     2002     2004    2003     2002
-------------------------------------------------------------------------------------------------------------------------

Projected benefit obligation ...........      $ 2.9  $ 8.5  $ 3.1      $ 993.3  $ 837.4  $ 790.6   $ 83.4  $ 72.2  $ 76.5
                                              =====  =====  =====      =======  =======  =======   ======  ======  ======
Accumulated benefit obligation (ABO) ...      $ 2.9  $ 8.4  $ 3.1      $ 954.9  $ 818.3  $ 767.0   $ 77.4  $ 69.5  $ 74.9
Fair value of plan assets ..............        4.4   10.5    6.0        661.3    647.6    551.2       --      --      --
                                              -----  -----  -----      -------  -------  -------   ------  ------  ------
Funded status (ABO basis) ..............      $ 1.5  $ 2.1  $ 2.9      $(293.6) $(170.7) $(215.8)  $(77.4) $(69.5) $(74.9)
                                              =====  =====  =====      =======  =======  =======   ======  ======  ======
Benefits paid ..........................      $(0.1) $(1.0) $(0.3)     $ (69.7) $ (66.6) $ (64.6)  $ (4.4) $ (4.4) $ (4.3)
Discount rate ..........................       5.50%  6.25%  6.75%        5.50%    6.25%    6.75%    5.50%   6.25%   6.75%
=========================================================================================================================

====================================================================================================================
                                     FULLY-FUNDED NON-U.S. (1)  UNDERFUNDED NON-U.S. (1)     UNFUNDED NON-U.S. (2)
                                           PENSION PLANS              PENSION PLANS              PENSION PLANS
FUNDED STATUS OF U.S. PENSION PLANS  -------------------------  ------------------------  --------------------------
(In millions)                           2004    2003    2002        2004   2003  2002        2004     2003     2002
--------------------------------------------------------------------------------------------------------------------

Projected benefit obligation ......    $211.6  $172.9  $138.1      $17.4  $14.3  $11.0     $ 131.9  $ 106.7  $ 84.6
                                       ======  ======  ======      =====  =====  =====     =======  =======  =======
Accumulated benefit obligation ....    $196.2  $159.7  $128.8      $14.7  $12.5  $ 8.6     $ 123.0  $ 101.6  $ 73.5
Fair value of plan assets .........     219.3   187.9   155.9        6.4    5.3    3.3          --       --      --
                                       ------  ------  ------      -----  -----  -----     -------  -------  -------
Funded status (ABO basis) .........    $ 23.1  $ 28.2  $ 27.1      $(8.3) $(7.2) $(5.3)    $(123.0) $(101.6) $(73.5)
                                       ======  ======  ======      =====  =====  =====     =======  =======  =======
Benefits paid .....................    $ (8.9) $ (8.5) $ (7.2)     $(0.8) $(0.7) $(0.5)    $  (4.7) $  (4.4) $ (3.4)
Weighted average discount rate ....      5.40%   5.65%   6.13%      6.21%  5.99%  5.19%       4.50%    5.25%   5.50%
====================================================================================================================

(1)  Plans intended to be advance-funded.

(2)  Plans intended to be pay-as-you-go.

=========================================================================================================
ESTIMATED EXPECTED FUTURE BENEFIT PAYMENTS REFLECTING
  FUTURE SERVICE FOR THE FISCAL YEAR(S) ENDING                                     OTHER POST-
(In millions)                                                U.S.    NON-U.S.   RETIREMENT PLANS    TOTAL
---------------------------------------------------------------------------------------------------------

2005 ....................................................   $ 74.7    $ 16.8          $ 9.8        $101.3
2006 ....................................................     67.6      17.0            9.4          94.0
2007 ....................................................     67.9      17.7            9.0          94.6
2008 ....................................................     68.5      18.6            8.7          95.8
2009 ....................................................     69.6      19.1            8.4          97.1
2010 - 2014 .............................................   $371.1    $110.5          $38.0        $519.6
=========================================================================================================

INVESTMENT GUIDELINES FOR ADVANCE-FUNDED PENSION PLANS - The target allocation of investment assets for 2005, the actual allocation at December 31, 2004 and
2003, and the expected long-term rate of return by asset category for Grace's domestic plans are as follows:

===================================================================================================
                                                                                  WEIGHTED-AVERAGE
                                          TARGET     PERCENTAGE OF PLAN ASSETS   EXPECTED LONG-TERM
                                        ALLOCATION         DECEMBER 31,            RATE OF RETURN
                                        ----------   -------------------------   ------------------
ASSET CATEGORY                             2005             2004   2003                 2004
---------------------------------------------------------------------------------------------------

U.S. equity securities ..............       45%              45%    45%                 4.46
Non-U.S. equity securities ..........       15%              16%    16%                 0.76
Short-term debt securities ..........       10%              13%     7%                 0.60
Intermediate-term debt securities ...       30%              26%    32%                 2.18
                                           ---              ---    ---                  ----
Total ...............................      100%             100%   100%                 8.00
===================================================================================================

The investment goal for the qualified domestic pension plans, subject to advance funding, is to earn a long-term rate of return consistent with the related cash flow profile of the underlying benefit obligation.

The qualified domestic pension plans have assets managed by six investment managers under investment guidelines summarized as follows:

o    For debt securities: single issuers are limited to 5% of the portfolio's market value (with the exception of U.S. government and agency securities);
     the average credit quality of the portfolio shall be at least A rated; no more than 15% of the market value of the portfolio shall be invested in non-dollar denominated bonds; and privately placed securities are limited to no more than 50% of the portfolio's market value.

o    For U.S. equity securities: the portfolio is entirely passively managed through investment in the Dow Jones Wilshire 5000 index.

o    For non-U.S. equity securities: no individual security shall represent more than 5% of the portfolio's market value at any time; investment in

                                      F-35

     U.S. common stock securities is prohibited (with the exception of American
     Depository Receipts) and emerging market securities may represent up to 30%
     of the total portfolio's market value. Currency futures and forward contracts may be held for the sole purpose of hedging existing currency risk in the portfolio.

For 2005, the expected long-term rate of return on assets for the qualified domestic pension plans is 8.0% (also 8.0% in 2004). Average annual returns over one, two, three, five, ten and fifteen-year periods were 9.80%, 16.02%, 6.45%,
1.69%, 8.37%, and 7.89%, respectively.

The allocation of investment assets at December 31, 2004 and 2003 for Grace's
non-U.S. pension plans are as follows:

================================================================================
                                                       PERCENTAGE OF PLAN ASSETS
                                                              DECEMBER 31,
                                                       -------------------------
ASSET CATEGORY                                                2004   2003
--------------------------------------------------------------------------------
Equity securities ..................................           48%    49%
Debt securities ....................................           49%    48%
Other ..............................................            3%     3%
                                                              ---    ---
Total ..............................................          100%   100%
================================================================================

Non-U.S. pension plans accounted for approximately 25% and 22% of total global pension assets at December 31, 2004 and 2003, respectively. Each of these plans, where applicable, follow local requirements and regulations. Some of the local requirements include the establishment of a local pension committee, a formal statement of investment policy and procedures, and routine valuations by plan actuaries.

The target allocation of investment assets for non-U.S. pension plans varies depending on the investment goals of the individual countries' plans. The plan assets of the United Kingdom pension plan represent approximately 84% and 85% of the total non-U.S. pension plan assets at December 31, 2004 and 2003, respectively. The target allocation of investment assets for 2005 for the United
Kingdom pension plan is 50% equity securities and 50% debt securities. The plan assets of the Canadian pension plans represent approximately 6% and 5% of the total non-U.S. pension plan assets at December 31, 2004 and 2003, respectively.
The target allocation of investment assets for 2005 for the Canadian pension plans is 55% equity securities and 45% debt securities. The plan assets of the other countries' plans represent approximately 10% in the aggregate (with no country representing more than 3% individually) of total non-U.S. pension plan assets at December 31, 2004 and 2003.

PLAN CONTRIBUTIONS AND FUNDING - Subject to the approval of the Bankruptcy
Court, Grace intends to contribute amounts equal to the greater of its annual pension expense or the minimum funding requirements of the Employee Retirement
Income Security Act of 1974 ("ERISA"). If this funding approach is approved by the Bankruptcy Court, Grace would contribute approximately $43 million to its qualified domestic pension plans. Based on the Plan's status as of December 31,
2004, Grace's ERISA obligations for 2005, 2006, and 2007 would be approximately
$17 million, $101 million, and $61 million, respectively. Grace expects to contribute approximately $9 million and $10 million to its non-U.S. pension plans and other post-retirement plans in 2005, respectively.

--------------------------------------------------------------------------------
19.  BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

Grace is a global producer of specialty chemicals and specialty materials. It generates revenues from two business segments: Davison Chemicals, which consists of the refining technologies and specialty materials product groups; and
Performance Chemicals, which consists of the specialty construction chemicals, building materials, and sealants and coatings product groups. Intersegment sales, eliminated in consolidation, are not material. The table below presents information related to Grace's business segments for 2004, 2003, and 2002. Only those corporate expenses directly related to the segment are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

                                      F-36

================================================================================
BUSINESS SEGMENT DATA
(In millions)                                       2004       2003       2002
--------------------------------------------------------------------------------
NET SALES
Davison Chemicals .............................   $1,192.2   $1,039.9   $  939.3
Performance Chemicals .........................    1,067.7      940.6      880.4
                                                  --------   --------   --------
Total .........................................   $2,259.9   $1,980.5   $1,819.7
                                                  ========   ========   ========

PRE-TAX OPERATING
   INCOME
Davison Chemicals .............................   $  148.2   $  118.9   $  129.4
Performance Chemicals .........................      131.8      107.9       98.8
                                                  --------   --------   --------
Total .........................................   $  280.0   $  226.8   $  228.2
                                                  ========   ========   ========

DEPRECIATION AND
   AMORTIZATION
Davison Chemicals .............................   $   74.6   $   67.6   $   61.7
Performance Chemicals .........................       32.0       33.1       32.0
                                                  --------   --------   --------
Total .........................................   $  106.6   $  100.7   $   93.7
                                                  ========   ========   ========

CAPITAL EXPENDITURES
Davison Chemicals .............................   $   43.4   $   68.1   $   59.5
Performance Chemicals .........................       17.8       16.5       27.9
                                                  --------   --------   --------
Total .........................................   $   61.2   $   84.6   $   87.4
                                                  ========   ========   ========

TOTAL ASSETS
Davison Chemicals .............................   $  890.9   $  797.1   $  734.1
Performance Chemicals .........................      674.5      609.2      528.7
                                                  --------   --------   --------
Total .........................................   $1,565.4   $1,406.3   $1,262.8
================================================================================

The table below presents information related to the geographic areas in which
Grace operated in 2004, 2003 and 2002.

================================================================================
GEOGRAPHIC AREA DATA
(In millions)                                       2004       2003       2002
--------------------------------------------------------------------------------
NET SALES

United States .................................   $  873.2   $  804.3   $  827.1
Canada and Puerto Rico ........................      105.8       78.9       56.1
                                                  --------   --------   --------
Total North America ...........................      979.0      883.2      883.2
                                                  --------   --------   --------
Germany .......................................      111.6       92.2       70.9
Europe, other than
   Germany ....................................      704.1      584.7      490.0
                                                  --------   --------   --------
Total Europe ..................................      815.7      676.9      560.9
                                                  --------   --------   --------
Asia Pacific ..................................      349.2      312.7      269.0
Latin America .................................      116.0      107.7      106.6
                                                  --------   --------   --------
Total .........................................   $2,259.9   $1,980.5   $1,819.7
================================================================================
PROPERTIES AND EQUIPMENT, NET
United States .................................   $  364.6   $  386.4   $  392.0
Canada and Puerto Rico ........................       19.0       19.4       18.5
                                                  --------   --------   --------
Total North America ...........................      383.6      405.8      410.5
                                                  --------   --------   --------
Germany .......................................      126.2      120.7       89.6
Europe, other than
   Germany ....................................       77.0       72.3       63.7
                                                  --------   --------   --------
Total Europe ..................................      203.2      193.0      153.3
                                                  --------   --------   --------
Asia Pacific ..................................       46.7       46.8       47.4
Latin America .................................       11.8       11.0       11.0
                                                  --------   --------   --------
Total .........................................   $  645.3   $  656.6   $  622.2
================================================================================

Pre-tax operating income, depreciation and amortization, capital expenditures and total assets for Grace's business segments are reconciled below to amounts presented in the Consolidated Financial Statements.

================================================================================
RECONCILIATION OF BUSINESS
   SEGMENT DATA TO FINANCIAL
   STATEMENTS
(In millions)                                      2004       2003       2002
--------------------------------------------------------------------------------
Pre-tax operating income -
   business segments .........................   $  280.0   $  226.8   $  228.2
Minority interest ............................        8.7       (1.2)       2.2
Gain (loss) on sale of
   investments and disposal of
   assets ....................................       (0.8)      (1.5)       1.9
Provision for environmental
   remediation ...............................      (21.6)    (142.5)     (70.7)
Provision for asbestos-related
   litigation, net ...........................     (476.6)     (30.0)        --
Net gain from litigation settlement ..........       51.2         --         --
Interest expense and related
   financing costs ...........................     (111.1)     (15.6)     (20.0)
Corporate costs ..............................     (100.7)     (78.1)     (47.4)
Other, net ...................................       (6.2)     (11.8)      (1.8)
                                                 --------   --------   --------
Income (loss) from operations
   before Chapter 11
   expenses, income taxes,
   and minority interest .....................   $ (377.1)  $  (53.9)  $   92.4
================================================================================
Depreciation and amortization
   - business segments .......................   $  106.6   $  100.7   $   93.7
   - corporate ...............................        2.2        2.2        1.2
                                                 --------   --------   --------
Total depreciation and
   amortization ..............................   $  108.8   $  102.9   $   94.9
================================================================================
Capital Expenditures
   - business segments .......................   $   61.2   $   84.6   $   87.4
   - corporate ...............................        1.7        1.8        3.7
                                                 --------   --------   --------
Total capital expenditures ...................   $   62.9   $   86.4   $   91.1
================================================================================
Total assets
   - business segments .......................   $1,565.4   $1,406.3   $1,262.8
   - corporate ...............................      789.8      581.6      551.6
Asbestos-related receivables .................      500.0      269.4      282.6
Deferred tax assets ..........................      683.7      618.0      594.7
                                                 --------   --------   --------
Total assets .................................   $3,538.9   $2,875.3   $2,691.7
================================================================================

Corporate costs include expenses of corporate headquarters functions incurred in support of core operations, such as corporate financial and legal services, human resources management, communications and regulatory affairs. This item also includes certain pension and postretirement benefits, including the amortization of deferred costs, that are considered a core operating expense but not allocated to business segments.

                                      F-37

--------------------------------------------------------------------------------
20. QUARTERLY SUMMARY AND STATISTICAL INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------

===============================================================================================
QUARTERLY SUMMARY AND STATISTICAL INFORMATION (Unaudited)
(In millions, except per share)
-----------------------------------------------------------------------------------------------
                                             March 31   June 30   September 30   December 31(1)
-----------------------------------------------------------------------------------------------

2004
Net sales ................................    $518.5     $572.4      $579.9          $ 589.1
Cost of goods sold .......................     331.7      357.6       361.3            380.9
Net income (loss) ........................      15.8       21.3        48.0           (487.4)

Net income (loss) per share: (2)
   Basic earnings per share:
      Net income (loss) ..................    $ 0.24     $ 0.32      $ 0.73          $ (7.36)
   Diluted earnings per share:
      Net income (loss) ..................      0.24       0.32        0.72            (7.36)

Market price of common stock: (3)
      High ...............................    $ 3.70     $ 6.50      $ 9.53          $ 14.95
      Low ................................      2.55       2.51        5.26             9.34
      Close ..............................      3.12       6.20        9.45            13.61

-----------------------------------------------------------------------------------------------
2003
Net sales ................................    $444.8     $503.4      $521.0          $ 511.3
Cost of goods sold .......................     296.7      329.7       336.5            326.9
Net income (loss) ........................      (2.3)       6.5        (9.9)           (49.5)

Net income (loss) per share: (2)
   Basic earnings per share:
      Net income (loss) ..................    $(0.04)    $ 0.10      $(0.15)         $ (0.75)
   Diluted earnings per share:
      Net income (loss) ..................     (0.04)      0.10       (0.15)           (0.75)

Market price of common stock: (3)
      High ...............................    $ 2.89     $ 4.41      $ 5.52          $  3.84
      Low ................................      1.48       1.65        2.57             2.34
      Close ..............................      1.48       4.41        3.10             2.57
===============================================================================================

(1)  Fourth quarter 2004 net loss includes a $714.8 million pre-tax charge to adjust Grace's recorded asbestos-related liability to the maximum amount permitted as a condition precedent under Grace's proposed plan of reorganization (the "Plan"); a pre-tax credit for expected insurance recovery related to asbestos liabilities of $238.2 million; a $94.1 million pre-tax charge to increase the interest to which general unsecured creditors would be entitled under the Plan; a $151.7 million pre-tax credit for net income tax benefits related to the above items; and an $82 million tax liability on the expected taxable distributions from foreign subsidiaries to fund the Plan. Fourth quarter 2003 net loss includes $120.0 million for pre-tax charges to adjust Grace's estimated liability for environmental remediation and asbestos-related property damage.

(2)  Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.

(3)  Principal market: New York Stock Exchange.

                                      F-38

================================================================================================================================
FINANCIAL SUMMARY (1)
(In millions, except per share amounts)
--------------------------------------------------------------------------------------------------------------------------------
                                                                    2004         2003         2002         2001         2000
--------------------------------------------------------------------------------------------------------------------------------

STATEMENT OF OPERATIONS
Net sales ...................................................   $   2,259.9   $  1,980.5   $  1,819.7   $  1,722.9   $   1,597.4
Income (loss) from continuing operations before Chapter 11
   expenses, income taxes, and minority interest (2).........        (377.1)       (53.9)        92.4        161.7         (19.7)
Minority interest in consolidated entities...................          (8.7)         1.2         (2.2)        (3.7)           --
Net income (loss) (2)........................................        (402.3)       (55.2)        22.1         78.6         (89.7)
--------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Current assets...............................................   $   1,228.5   $    930.0   $    830.3   $    741.3   $     773.9
Current liabilities..........................................         387.6        255.5        247.3        236.1       1,092.9
Properties and equipment, net................................         645.3        656.6        622.2        590.3         601.7
Total assets.................................................       3,538.9      2,875.3      2,691.7      2,521.1       2,584.9
Total debt not subject to compromise.........................          13.5          6.8          4.3          6.9         421.9
Liabilities subject to compromise............................       3,207.7      2,452.3      2,334.7      2,311.5            --
Shareholders' equity (deficit)...............................        (621.8)      (163.8)      (222.2)      (141.7)        (71.3)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOW
Operating activities ........................................   $     313.0   $    110.8   $    195.5   $     14.6   $    (143.7)
Investing activities.........................................        (125.6)      (109.1)      (110.7)      (131.4)        (94.0)
Financing activities.........................................          (0.7)        (4.7)        (9.2)       123.7         239.9
Net cash flow................................................         201.2         25.6         91.7           --          (7.9)
--------------------------------------------------------------------------------------------------------------------------------
DATA PER COMMON SHARE (DILUTED)
Net income (loss) (2) .......................................   $     (6.11)  $    (0.84)  $     0.34   $     1.20   $     (1.34)
Average common diluted shares outstanding (thousands)........        65,800       65,500       65,500       65,400        66,800
--------------------------------------------------------------------------------------------------------------------------------
OTHER STATISTICS
Capital expenditures.........................................   $      62.9   $     86.4   $     91.1   $     62.9   $      64.8
Common stock price range.....................................   $2.51-14.95   $1.48-5.52   $0.99-3.75   $1.31-4.38   $1.94-14.94
Common shareholders of record................................        10,275       10,734       11,187       11,643        12,240
Number of employees..........................................         6,500        6,300        6,400        6,400         6,300
================================================================================================================================

(1)  Certain prior-year amounts have been reclassified to conform to the 2004 presentation.

(2)  Amounts in 2004 reflect the following adjustments: a $714.8 million pre-tax charge to increase Grace's recorded asbestos-related liability to the maximum amount permitted as a condition precedent under Grace's Plan of
     Reorganization (the "Plan"); a pre-tax credit for expected insurance recovery related to asbestos liabilities of $238.2 million; a $94.1 million pre-tax charge to increase the interest to which general unsecured creditors would be entitled under the Plan; a $151.7 million pre-tax credit for net income tax benefits related to the above items; and an $82 million tax liability on the expected taxable distributions from foreign subsidiaries to fund the Plan. Amounts in 2003 contain a provision for environmental remediation of $142.5 million and a provision for asbestos-related claims of $30.0 million. Amounts in 2002 contain a provision for environmental remediation of $70.7 million. Amounts for 2000 also contain a provision for asbestos litigation, net of expected insurance recovery, of $208.0 million.

                                      F-39

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
CONDITION

--------------------------------------------------------------------------------
DESCRIPTION OF CORE BUSINESSES
--------------------------------------------------------------------------------

W. R. Grace & Co. and its subsidiaries are engaged in specialty chemicals and specialty materials businesses on a worldwide basis through two business segments: Davison Chemicals, which includes two main product groups - refining technologies and specialty materials; and Performance Chemicals, which includes three main product groups - specialty construction chemicals, building materials and sealants and coatings. During the second quarter of 2004, Grace realigned its Davison Chemicals product groups into "refining technologies" (which includes catalysts and other products and services used by petroleum refiners)
and "specialty materials" (which includes specialty catalysts, silica-based engineered materials, and products used for separations and life sciences applications). All sales information for the Davison Chemicals segment has been restated to reflect this realignment.

The table below shows the Grace business segments and product groups as a percentage of total Grace sales.

===================================================
PERCENTAGE OF
   TOTAL GRACE SALES         2004    2003    2002
---------------------------------------------------
Refining technologies....    29.2%   29.9%   30.0%
Specialty materials......    23.6%   22.6%   21.6%
                            -----   -----   -------
DAVISON CHEMICALS........    52.8%   52.5%   51.6%
                            -----   -----   -------
Construction chemicals...    23.6%   22.6%   22.3%
Building materials.......    11.3%   11.7%   12.6%
Sealants and coatings....    12.3%   13.2%   13.5%
                            -----   -----   -------
PERFORMANCE CHEMICALS....    47.2%   47.5%   48.4%
                            -----   -----   -------
TOTAL....................   100.0%  100.0%  100.0%
===================================================

REFINING TECHNOLOGIES includes: fluid cracking catalysts and additives used in petroleum refineries to convert distilled crude oil into transportation fuels and other petroleum-based products, and hydroprocessing catalysts used to upgrade heavy oils and remove certain impurities. Key external factors for refining technologies products are the economics of the refining industry, specifically the impacts of demand for transportation fuels and petrochemical products, and crude oil supply.

SPECIALTY MATERIALS includes: silica-based engineered materials, which are used in a wide range of industrial and consumer applications such as paper, wood and coil coatings, food processing, plastics, adsorbents, and personal care products; separations and life sciences materials and products which are used for biotechnology and pharmaceutical separations; and specialty catalysts, which are used in a variety of chemical processes and are essential components in the manufacture of polyethylene and polypropylene resins used in products such as plastic film, high-performance plastic pipe and other plastic parts. Sales of these products are affected most by general economic conditions, and specifically by the underlying growth rate of targeted end-use applications.

CONSTRUCTION CHEMICALS AND BUILDING MATERIALS are used primarily by the non-residential and residential construction industries. Construction chemicals improve strength and aesthetics of finished concrete, control corrosion, and enhance the handling and application of concrete, and reduce the manufacturing cost and improve the quality of cement. Performance for this product group is affected by non-residential construction activity and, to a lesser extent, residential construction activity, which tend to lag the general economy in both decline and recovery. Building materials prevent water damage to structures and protect structural steel against collapse due to fire. The performance of this product group also is affected by non-residential construction activity and by residential construction and renovation activity, with greater lags than construction chemicals, reflecting longer lead times for large projects. Since building materials is largely a North American product group, it is most notably affected by the level of U.S. construction activity.

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

Set forth on the next page is a chart that lists key operating statistics, and dollar and percentage changes for the years ended December 31, 2004, 2003, and
2002. The chart should be referenced when reading management's discussion and analysis of the results of operations and financial condition.

                                      F-40

=================================================================================================================================
                                                                         $ Change   % Change               $ Change   % Change
ANALYSIS OF CONSOLIDATED OPERATIONS                                         Fav        Fav                    Fav        Fav
(In millions)                                        2004       2003      (Unfav)    (Unfav)      2002      (Unfav)    (Unfav)
------------------------------------------------------------------------------------------------------------------------------

NET SALES:
   Davison Chemicals ...........................   $1,192.2   $1,039.9    $ 152.3     14.6%     $  939.3    $ 100.6     10.7%
   Performance Chemicals .......................    1,067.7      940.6      127.1     13.5%        880.4       60.2      6.8%
                                                   --------   --------    -------   ------      --------    -------   ------
TOTAL GRACE SALES - CORE OPERATIONS ............   $2,259.9   $1,980.5    $ 279.4     14.1%     $1,819.7    $ 160.8      8.8%
=================================================================================================================================
PRE-TAX OPERATING INCOME: (1)
   Davison Chemicals (2) .......................   $  148.2   $  118.9    $  29.3     24.6%     $  129.4    $ (10.5)    (8.1%)
   Performance Chemicals .......................      131.8      107.9       23.9     22.2%         98.8        9.1      9.2%
   Corporate costs:
      Support functions ........................      (33.4)     (30.2)      (3.2)   (10.6%)       (31.1)       0.9      2.9%
      Pension and other ........................      (67.3)     (47.9)     (19.4)   (40.5%)       (16.3)     (31.6)  (193.9%)
                                                   --------   --------    -------   ------      --------    -------   ------
   Total Corporate costs .......................     (100.7)     (78.1)     (22.6)   (28.9%)       (47.4)     (30.7)   (64.8%)
                                                   --------   --------    -------   ------      --------    -------   ------
PRE-TAX INCOME FROM CORE OPERATIONS ............      179.3      148.7       30.6     20.6%        180.8      (32.1)   (17.8%)
PRE-TAX INCOME (LOSS) FROM NONCORE
   ACTIVITIES ..................................     (457.1)    (190.1)    (267.0)  (140.5%)       (74.5)    (115.6)      NM
   Interest expense ............................     (111.1)     (15.6)     (95.5)      NM         (20.0)       4.4     22.0%
   Interest income .............................        3.1        4.3       (1.2)   (27.9%)         3.9        0.4     10.3%
                                                   --------   --------    -------   ------      --------    -------   ------
INCOME (LOSS) BEFORE CHAPTER 11 EXPENSES AND
   INCOME TAXES ................................     (385.8)     (52.7)    (333.1)      NM          90.2     (142.9)      NM
Chapter 11 expenses, net .......................      (18.0)     (14.8)      (3.2)   (21.6%)       (30.1)      15.3     50.8%
Benefit from (provision for) income taxes ......        1.5       12.3      (10.8)   (87.8%)       (38.0)      50.3       NM
                                                   --------   --------    -------   ------      --------    -------   ------
NET INCOME (LOSS) ..............................   $ (402.3)  $  (55.2)   $(347.1)      NM      $   22.1    $ (77.3)      NM
=================================================================================================================================
KEY FINANCIAL MEASURES:
   PRE-TAX INCOME FROM CORE OPERATIONS AS A
      PERCENTAGE OF SALES:
      Davison Chemicals ........................       12.4%      11.4%        NM      1.0 pts      13.8%        NM     (2.4) pts
      Performance Chemicals ....................       12.3%      11.5%        NM      0.8 pts      11.2%        NM      0.3 pts
      Total Core Operations ....................        7.9%       7.5%        NM      0.4 pts       9.9%        NM     (2.4) pts
   PRE-TAX INCOME FROM CORE OPERATIONS BEFORE
      DEPRECIATION AND AMORTIZATION ............   $  288.1   $  251.6    $  36.5     14.5%     $  275.7    $ (24.1)    (8.7%)
      AS A PERCENTAGE OF SALES .................       12.7%      12.7%        NM       --          15.2%        NM     (2.5) pts
=================================================================================================================================
NET CONSOLIDATED SALES BY REGION:

   North America ...............................   $  979.0   $  883.2    $  95.8     10.8%     $  883.2    $    --       --%
   Europe ......................................      815.7      676.9      138.8     20.5%        560.9      116.0     20.7%
   Asia Pacific ................................      349.2      312.7       36.5     11.7%        269.0       43.7     16.2%
   Latin America ...............................      116.0      107.7        8.3      7.7%        106.6        1.1      1.0%
                                                   --------   --------    -------   ------      --------    -------   ------
TOTAL ..........................................   $2,259.9   $1,980.5    $ 279.4     14.1%     $1,819.7    $ 160.8      8.8%
=================================================================================================================================

NM = Not meaningful

     (1)  Pre-tax operating income for all periods presented reflects a reallocation of the cost of earned pension benefits of active participants from corporate to the respective business segments.

     (2)  Davison Chemicals pre-tax operating income includes minority interest related to the Advanced Refining Technologies joint venture.

The above chart, as well as the financial information presented throughout this discussion, divides Grace's financial results between "core operations" and
"noncore activities." Core operations comprise the financial results of Davison
Chemicals, Performance Chemicals, and the costs of corporate activities that directly or indirectly support business operations. In contrast, noncore activities comprise all other events and transactions not directly related to the generation of operating revenue or the support of core operations and generally relate to Grace's former operations and products.

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

                                      F-41

--------------------------------------------------------------------------------
GRACE OVERVIEW
--------------------------------------------------------------------------------

CRITICAL ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities reported at the date of the Consolidated Financial Statements, and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates. Changes in estimates are recorded in the period identified. Grace's accounting measurements that are most affected by management's estimates of future events are:

o    Contingent liabilities such as asbestos-related matters (see Notes 2 and 3 to the Consolidated Financial Statements), environmental remediation (see
     Note 14 to the Consolidated Financial Statements), income taxes (see Note
     14 to the Consolidated Financial Statements), and litigation related to retained obligations of divested businesses and discontinued operations.

o    Pension and postretirement liabilities that depend on assumptions regarding discount rates and/or total returns on invested funds. (See Note 18 to the
     Consolidated Financial Statements.)

o    Depreciation and amortization periods for long-lived assets, including property and equipment, intangible, and other assets.

o    Realization values of various assets such as net deferred tax assets (see
     Note 4 to the Consolidated Financial Statements), trade receivables, inventories, insurance receivables, and goodwill.

The accuracy of these and other estimates may also be materially affected by the uncertainties arising under Grace's Chapter 11 proceeding.

SUMMARY FINANCIAL ANALYSIS - The following is a summary analysis of various measures of Grace's performance over the past three years:

o    Grace's net income (loss) has been determined primarily by: (1) the performance of Grace's businesses, which employ a growth and productivity strategy to maximize business performance, and (2) the impact of legal contingencies and other non-core liabilities, primarily asbestos-related litigation and environmental remediation.

o    Sales have grown at rates in excess of the general U.S. and global economy as a result of (1) Grace's focus on high-growth end-use markets and geographies, (2) synergistic acquisitions that capitalize on established sales channels or market presence, (3) strong underlying base business demand, particularly in 2004, and (4) favorable currency translation from a weakening U.S. dollar.

o    Pre-tax income from core operations for 2004 for Grace overall was about even with 2002, after a dip in operating profitability in 2003. The dip in
     2003 was primarily attributable to higher pension expenses to account for the negative returns from equity markets in 2000-2002, and manufacturing difficulties at Grace's largest U.S. plant. The higher pension expenses continued in 2004, while manufacturing difficulties were resolved.

o    Pre-tax operating income for the Davison Chemicals segment fluctuated, primarily as a result of manufacturing difficulties in 2003, which contributed to the lower operating income for Grace overall. Also, the
     Davison Chemicals segment is regularly challenged by increasing costs of natural gas and certain other commodity-based raw materials.

o    Pre-tax operating income for the Performance Chemicals segment increased steadily as a result of both growth and cost containment initiatives.
     Product mix shifted to non-U.S. markets as a result of (1) targeted acquisitions, particularly in Europe, and (2) the leveraging of existing products through new and existing sales channels.

Grace is attempting to resolve noncore liabilities and contingencies through a voluntary bankruptcy proceeding. The noncore liabilities include asbestos-related litigation, environmental remediation, tax disputes and business litigation. Grace's operating statements include periodic adjustments to account for changes in estimates of such liabilities and developments in its
Chapter 11 proceeding, which have resulted in significant fluctuations in net income over the three-year period. These liabilities and contingencies may result in continued volatility in net income in the future.

NET SALES - The following table identifies the year-over-year increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation.

=================================================================
NET SALES                      2004 AS A PERCENTAGE
   VARIANCE ANALYSIS        INCREASE (DECREASE) FROM 2003
-----------------------------------------------------------------
                                              CURRENCY
                       VOLUME   PRICE/MIX   TRANSLATION   TOTAL
                       ------   ---------   -----------   -------
Davison Chemicals...     4.8%      6.0%          3.8%      14.6%
Performance
  Chemicals ........    10.7%     (1.0%)         3.8%      13.5%
Net sales...........     7.6%      2.7%          3.8%      14.1%
-----------------------------------------------------------------
BY REGION:
   North America....     6.9%      3.6%          0.3%      10.8%
   Europe...........     8.9%      2.2%          9.4%      20.5%
   Latin America....     7.1%      0.4%          0.2%       7.7%
   Asia Pacific.....     7.0%      2.0%          2.7%      11.7%
=================================================================
                               2003 AS A PERCENTAGE
                            INCREASE (DECREASE) FROM 2002
-----------------------------------------------------------------
Davison Chemicals...     1.7%      2.8%          6.2%      10.7%
Performance
  Chemicals.........     2.4%      0.1%          4.3%       6.8%
Net sales...........     2.0%      1.5%          5.3%       8.8%
-----------------------------------------------------------------
BY REGION:
   North America....    (2.1%)     1.7%          0.4%        --%
   Europe...........     5.7%     (1.4%)        16.4%      20.7%
   Latin America....    (1.0%)     9.6%         (7.6%)      1.0%
   Asia Pacific.....    14.4%     (1.4%)         3.2%      16.2%
=================================================================

Grace's sales for the year ended December 31, 2004 were favorably impacted by higher volume (including acquisitions), product mix, price increases, and favorable currency translation from a weaker U.S. dollar. Foreign currency translation contributed $75.1 million or 3.8 percentage points of the sales growth, mainly due to the strengthening of the Euro against the U.S. dollar.
Acquisitions contributed $45.0 million or 2.3 percentage points of the sales growth.

Grace's 2003 sales were favorably impacted by currency translation, improved volume, product mix and revenue from acquisitions in specialty materials and construction chemicals. Acquisitions contributed $27.1 million or 1.5 percentage points of the sales volume growth. The impact from foreign currency translation occurred primarily from European sales, reflecting the strengthening of the Euro against the U.S. dollar.

Reported net sales from Grace's non-U.S. operations were positively impacted by foreign currency translation in 2004 and 2003. For countries in which Grace operates, weighted average foreign currency exchange rates appreciated, relative to the U.S. dollar, by approximately 5.7% and 8.9%, in 2004 and 2003, respectively.

PRE-TAX INCOME FROM CORE OPERATIONS - Pre-tax operating income increased in 2004 primarily as a result of strong sales growth across all product lines, productivity gains and correction of prior-year difficulties in manufacturing processes in the Davison Chemicals segment, which more than offset higher costs for pensions, certain raw materials, and energy.

The decline in 2003 operating profit and margins was principally caused by higher costs for pensions, natural gas, and certain raw materials. Manufacturing difficulties at Davison Chemicals' largest U.S. production site and a change in regional and product sales mix from North America to other regions, particularly in the first half of 2003, also contributed to the decrease.

Corporate costs include corporate functional costs (such as financial and legal services, human resources, communications and information technology), the cost of corporate governance (including directors and officers ("D&O") liability insurance) and pension costs related to both corporate employees and to the effects of changes in assets and liabilities for all Grace pension plans.
Corporate costs for the year ended December 31, 2004 increased over 2003 primarily due to performance-related compensation and added professional fees in preparation for the review and audit of accounting controls under the
Sarbanes-Oxley Act of 2002.

The increase in corporate costs from 2003 to 2002 was primarily due to: (1)
added costs for pension benefits to account for the negative equity market returns in 2000-2002 that have impacted the funded status of defined benefit pension plans; and (2) higher D&O liability insurance premiums.

During the 2002-2004 period, Grace continued to focus on productivity improvements to partially offset adverse market and cost factors. The results of its productivity initiatives are reflected in: (1) sales - through added plant capacity resulting from improved production processes; (2) costs - through efficiency gains and purchasing synergies; and (3) capital avoidance - by maximizing asset utilization.

Grace values its U.S. inventories under the last-in/first-out method ("LIFO"), and its non-U.S. inventories under the first-in/first-out ("FIFO") method. LIFO was selected in 1974 for U.S. financial reporting and tax purposes because it generally results in a better matching of current revenue with current costs.
Grace cannot elect LIFO for its non-U.S. inventories due to statutory restrictions. However, if Grace valued its U.S. inventories using the FIFO method, consistent with non-U.S. subsidiaries, pre-tax income from core operations would have been approximately 6.0%, 4.0%, and 3.0% higher for each of the years ended December 31, 2004, 2003, and 2002, respectively.

PRE-TAX INCOME (LOSS) FROM NONCORE ACTIVITIES - Pre-tax income (loss) from noncore activities reflects items not directly related to Grace's core operating units. This category of costs and income is expected to be volatile as potentially material items are addressed through Grace's Chapter 11 proceedings and/or as the financial implications of Grace's legal contingencies become better understood.

================================================================================
(In millions)                                          2004      2003      2002
--------------------------------------------------------------------------------
Environmental provision - vermiculite ............   $ (20.0)  $(122.5)  $(68.0)
Environmental provision - all other sites ........      (1.6)    (20.0)    (2.7)
Provision for asbestos-related litigation, net ...    (476.6)    (30.0)      --
Asbestos administration and insurance recovery,
   net ...........................................      10.4        --       --
COLI income, net .................................       3.0       5.6      4.7
D&O insurance cost ...............................      (6.8)     (6.8)    (3.4)
Pension and postretirement benefit costs .........      (9.6)     (9.0)    (6.2)
Translation effects - intercompany loan ..........      29.3        --       --
Value of currency hedges .........................     (39.5)       --       --
Foreign currency transaction effects .............      (1.4)     (4.2)    (1.1)
Net gain from litigation settlement ..............      51.2        --       --
Other ............................................       4.5      (3.2)     2.2
                                                     -------   -------   ------
                                                     $(457.1)  $(190.1)  $(74.5)
================================================================================

The unique items recorded for the year ended December 31, 2004 were: (1) the foreign currency effect of an intercompany loan as described below, (2) a pre-tax charge of $20 million for a change in Grace's estimate of the costs necessary to address environmental remediation obligations in Libby, Montana,
(3) the net gain from the settlement of litigation described below, and (4) a pre-tax charge of $714.8 million ($476.6 million net of estimated insurance proceeds) to increase Grace's recorded asbestos-related liability. (See Note 2 to the Consolidated Financial Statements for more information.)

In March 2004, Grace began accounting for currency fluctuations on a Euro 293 million intercompany loan between Grace's subsidiaries in the United States and
Germany as a component of operating results instead of a component of other comprehensive income. The change was prompted by new tax laws in Germany and
Grace's cash flow planning for its Chapter 11 reorganization, which indicated
that it is no longer reasonable to consider this loan as part of the permanent capital structure in Germany. In May 2004, Grace entered into a series of foreign currency hedge agreements to mitigate future currency fluctuations on the remaining loan balance. These hedge agreements have varying rates that coincide with loan repayments due periodically through June 2005. In 2004,
Euro 92 million of loan principal was repaid. For the year ended December 31,
2004, a $39.5 million hedge loss was recognized, offset by a $29.3 million foreign currency gain, and was reported in other (income) expense. These hedges are considered derivative instruments that are viewed as risk management tools by Grace and are not used for trading or speculative purposes.

In September 2004, Grace entered into an agreement with Honeywell International,
Inc. settling litigation relating to environmental contamination of a non-operating parcel of Grace-owned land. Under the terms of the agreement,
Grace received $62.5 million and recognized a net gain of $51.2 million.

The 2003 pre-tax loss from noncore activities was attributable primarily to pre-tax charges to adjust Grace's estimated liabilities for pre-Chapter 11 contingencies. Grace increased its estimated liability for environmental clean-up related to previously operated vermiculite mining and processing sites by $122.5 million to a total of $181.0 million at December 31, 2003. Grace also recorded a $20.0 million increase in its estimated liability for non-vermiculite related environmental risks identified and measured as part of the Chapter 11 claims review process. In addition, Grace recorded a $30.0 million increase in its estimated liability for asbestos-related litigation to account for the estimated cost of resolving new asbestos-related property damage claims received through the Chapter 11 claims solicitation process.

Expense from noncore activities for 2002 included $70.7 million for Grace's defense and other probable costs to resolve pending environmental litigation, primarily relating to former vermiculite mining operations in Libby, Montana.

CHAPTER 11 EXPENSES - Although it is difficult to measure precisely how Chapter
11 has impacted Grace's overall financial performance, there are certain added costs that are directly attributable to operating under the Bankruptcy Code. Net
Chapter 11 expenses consist primarily of legal, financial and consulting fees incurred by Grace and the official committees/representatives in Grace's bankruptcy proceeding. The increase in Chapter 11 expenses in 2004 compared with
2003 was due to the requirement to file a proposed plan of reorganization. The decrease of Chapter 11 expenses in 2003 from 2002 is related to reduced advisory activity. Grace believes that Chapter 11 expenses will range between $2 million and $7 million per quarter for the foreseeable future. In addition, for 2004,
2003 and 2002, Grace's pre-tax income from core operations included expenses of
$12.3 million, $9.0 million, and $7.4 million, respectively, for Chapter
11-related compensation charges.

There are numerous other indirect costs to manage Grace's Chapter 11 proceedings such as: management time devoted to Chapter 11 matters; added cost of debt capital; added costs of general business insurance, including D&O liability insurance premiums; and lost business and acquisition opportunities due to the complexities of operating under Chapter 11.

INTEREST EXPENSE - In the fourth quarter of 2004, Grace accrued $94.1 million of interest, which increases Grace's estimate of interest to which general unsecured creditors would be entitled under the Plan to $155.3 million as of
December 31, 2004. The Plan states that each holder of an allowed general unsecured claim shall be paid in full, plus post-petition interest.
Post-petition interest shall accrue through the date of payment and shall be (i)
for the holders of the Debtors' pre-petition bank credit facilities, at a rate of 6.09% per annum, compounded quarterly, (ii) for the holders of claims who, but for the Filing of the Chapter 11 Cases would be entitled under a contract or otherwise to accrue or be paid interest on such claim in a non-default (or non-overdue payment) situation under applicable non-bankruptcy law, the rate provided in the contract between a Debtor(s) and the claimant or such rate as may otherwise apply under applicable non-bankruptcy law, or (iii) for all other holders of allowed general unsecured claims, at a rate of 4.19% per annum, compounded annually. Under the Plan, such interest, which is payable 85% in cash and 15% in Grace common stock, will not be paid until the Plan is confirmed and funded.

The decrease in net interest expense in 2003 compared with 2002 was primarily attributable to a lower contractual interest rate on pre-petition debt subject to compromise. The payment of interest accrued on pre-petition debt is subject to the outcome of Grace's Chapter 11 proceedings.

INCOME TAXES - Grace's benefit from (provision for) income taxes at the federal corporate rate of 35% for the years ended December 31, 2004, 2003 and 2002 was
$141.3 million, $23.6 million, and $(21.0) million, respectively. Grace's recorded tax benefit of $1.5 million for 2004 reflects a reduction from the statutory tax benefit for (1) an accrual of tax on undistributed earnings of
non-U.S. subsidiaries, and (2) a net increase in the valuation allowance on the realization of overall net tax assets. In 2003 and 2002, the primary differences between the income tax liability at the federal corporate rate of 35% and the recorded income tax liability were the current period interest on tax contingencies and the non-deductibility of certain Chapter 11 expenses.

As part of Grace's evaluation and planning for the funding requirements of the
Plan, Grace concluded in the fourth quarter of 2004 that the financing of the
Plan will likely involve cash and financing from non-U.S. subsidiaries. Grace anticipates that approximately $500 million will be sourced in this manner.
Approximately $267 million can be repatriated by way of intercompany debt repayments and the remaining $233 million by way of taxable dividends.
Accordingly, in the fourth quarter of 2004, Grace recorded a tax liability of
$82 million to recognize the expected taxable elements of financing its plan of reorganization. Grace has not provided for U.S. federal, state, local and foreign deferred income taxes on approximately $248 million of undistributed earnings of foreign subsidiaries that are expected to be retained indefinitely by such subsidiaries for reinvestment.

Also in the fourth quarter of 2004, Grace recorded an increase in deductible asbestos-related liability and interest expenses under the Plan. Such net deductions exceeded Grace's analysis of the federal tax assets that can be realized under reasonable scenarios of future taxable income by approximately
$48 million (exclusive of the tax effects under the litigation settlements with
Sealed Air and Fresenius). Such analysis included scenarios of future taxable income under various operating income growth rates, tax planning options, and asset sales. Although several scenarios supported full recovery of recorded tax assets, other ones indicated that a partial impairment may exist. Accordingly,
Grace's 2004 tax provision reflects an addition to its federal deferred tax valuation allowance of $48.0 million to recognize the added impairment risk.

In addition, because of the additional fourth quarter deductions for asbestos and interest, Grace increased its valuation allowance for deferred state tax assets by $14.4 million and reduced its valuation allowance by $3.0 million relating primarily to foreign tax credit carryforwards that expired unused.

This additional valuation allowance brings Grace's total valuation allowance to
$227.7 million on net tax assets of $846.1 million. The total valuation allowance covers (1) state tax deductions with a tax value of approximately
$140.5 million, which are not expected to be realized in reduced taxes due to income projections and timing limitations, (2) foreign loss carryforwards with a tax value of $17.8 million, which are not expected to be usable during the relevant carryforward periods, and (3) net federal deferred tax assets, including currently available net operating loss carryforwards, with a tax value of $69.4 million, which do not meet Grace's test for realization. The net recorded deferred tax asset of $618.4 million is considered to be realizable over time. A large proportion of such balance (primarily associated with asbestos- and environmental- related liabilities) is not yet time-limited as it pertains to liabilities not yet funded. The recovery of such net tax assets could be materially affected by developments in Grace's Chapter
11 proceeding.

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
Given Grace's current U.S. net operating loss carryforward position, Grace will not be entitled to the special deduction. Therefore, Grace's 2004 effective tax rate does not reflect any benefit for the special deduction.

With respect to foreign repatriation incentives, the Jobs Act provides an 85%
dividends received deduction with respect to certain dividends received from a
U.S. corporation's foreign subsidiaries. The dividends must be used to fund certain permitted domestic activities, as specified in the Jobs Act. These domestic activities include the building or improvement of infrastructure, research and development, and the financial stabilization of the corporation. As
Grace currently understands the repatriation provision, companies in a net operating loss carryforward position would not be eligible to utilize foreign tax credits to offset U.S. taxes on foreign dividends eligible for benefits under the Jobs Act. Such dividends would be subject to cash taxes equal to approximately 5.25% of the dividend distributions. Therefore, Grace does not expect to elect the application of the Jobs Act to foreign dividend distributions. Instead, if Grace is unable to utilize foreign tax credits to offset the U.S. tax on these dividends, it will likely opt to utilize NOLs to offset the full 35% U.S. income tax. Grace will continue to monitor IRS pronouncements with respect to the Jobs Act and will reconsider its current position if the law is either clarified or amended to permit use of its foreign tax credits to offset the U.S. tax on qualifying dividend income. Grace is closely tracking this new law and, pending further guidance from the government on a number of technical provisions in the law, will consider repatriating certain of its foreign earnings in 2005. The dividend-received deduction is available to taxpayers for only a limited period of time, expiring after year-end 2005.

--------------------------------------------------------------------------------
BUSINESS SEGMENT OVERVIEW
--------------------------------------------------------------------------------

DAVISON CHEMICALS

================================================================================
NET SALES BY PRODUCT LINE
(In millions)                                      2004       2003      2002
--------------------------------------------------------------------------------
Refining technologies .......................... $  660.1   $  591.5   $546.7
Specialty materials ............................    532.1      448.4    392.6
                                                 --------   --------   ------
TOTAL DAVISON CHEMICALS ........................ $1,192.2   $1,039.9   $939.3
================================================================================
                                                     2004       2003     2002
PERCENTAGE CHANGE IN NET                              VS.        vs.      vs.
   SALES BY PRODUCT LINE                             2003       2002     2001
--------------------------------------------------------------------------------
Refining technologies ..........................     11.6%       8.2%     8.5%
Specialty materials ............................     18.7%      14.2%     7.7%
                                                 --------   --------   ------
TOTAL DAVISON CHEMICALS ........................     14.6%      10.7%     8.2%
================================================================================

================================================================================
NET SALES BY REGION
(In millions)                                      2004        2003     2002
--------------------------------------------------------------------------------
North America .................................. $  453.9   $  395.2   $388.1
Europe .........................................    498.1      418.3    354.2
Asia Pacific ...................................    194.1      177.7    146.7
Latin America ..................................     46.1       48.7     50.3
                                                 --------   --------   ------
TOTAL DAVISON CHEMICALS ........................ $1,192.2   $1,039.9   $939.3
================================================================================
                                                   2004        2003     2002
                                                    VS.         vs.      vs.
PERCENTAGE CHANGE IN NET SALES BY REGION           2003        2002     2001
--------------------------------------------------------------------------------
North America ..................................     14.9%       1.8%    7.1%
Europe .........................................     19.1%      18.1%   16.6%
Asia Pacific ...................................      9.2%      21.1%   (2.1%)
Latin America ..................................     (5.3%)     (3.2%)  (3.8%)
                                                 --------   --------   ------
TOTAL DAVISON CHEMICALS ........................     14.6%      10.7%    8.2%
================================================================================

Recent Acquisitions

See Note 5 to the Consolidated Financial Statements for a description of acquisitions completed in 2004 and 2003.

Sales

Sales of the Davison Chemicals segment are affected mainly by global demand for transportation fuels, petrochemical products, and general industrial and consumer goods. The factors affecting demand were generally weak in 2002 and the first half of 2003, with a change to relatively strong demand growth starting in the second half of 2003 and throughout 2004. As a result, Davison Chemicals sales growth accelerated in 2003 and 2004. Sales from four completed acquisitions and favorable currency translation also contributed to increases in sales over this three-year period. Sales of products to the refining industry were in line with the

demand pattern over this three-year period, with 2004 sales reflecting the high utilization rates of petroleum refiners worldwide. Greater use of higher-performance products, such as hydroprocessing catalysts for the treatment of lower grade feedstocks and additives that improve emissions, also favorably impacted Davison Chemicals' sales. Sales from acquisitions accounted for $22.6 million, or 2.2 percentage points of the sales growth in 2004 and $20.9 million, or 2.2 percentage points of 2003 sales growth. Sales increases also reflected favorable foreign currency translation (3.8 percentage points in 2004 and 6.2 percentage points in 2003). Sales increases of specialty materials products reflected higher volumes of polyolefin catalysts and silica products used in coatings, separations, and consumer applications, and favorable foreign currency translation. Stronger economic activity in the United States and Europe were the primary market factors driving the increase.

Sales in North America, Europe and Asia Pacific were up over this three-year period due to increased volume and favorable foreign currency translation. In
North America, increased sales were primarily attributable to volume growth in both refining technologies and specialty materials, as well as favorable product mix factors, reflecting stronger economic activity in the United States.
European sales were higher due to the effects of favorable currency translation and growth in refining technologies and specialty materials products. Sales in
Asia Pacific were up primarily from volume growth in specialty materials and favorable product mix factors in refining technologies, as well as the effects of favorable currency translation. Sales in Latin America decreased due to a decline in demand, primarily within refining technologies, offset by favorable currency translation.

Operating Income

Pre-tax operating income for the Davison Chemicals segment was up from 2003, primarily from higher sales in North America and Europe, as well as foreign currency translation effects on Euro-based sales. The operating margin increase over the prior-year period was attributable to favorable product mix and positive results from productivity initiatives, partially offset by higher raw material and energy costs.

The decline in pre-tax operating income in 2003 compared with 2002 reflected a sluggish U.S. economy and higher energy, raw materials, and other manufacturing costs. Manufacturing costs were higher in the first half of 2003 due to maintenance and production problems at Grace's largest U.S. manufacturing facility. Second half comparisons improved as the U.S. economy strengthened, and manufacturing costs and operating expenses were reduced.

PERFORMANCE CHEMICALS

================================================================================
NET SALES BY PRODUCT LINE
(In millions)                                           2004      2003     2002
--------------------------------------------------------------------------------
Construction chemicals ............................   $  533.0   $448.1   $405.4
Building materials ................................      255.6    231.0    230.2
Sealants and coatings .............................      279.1    261.5    244.8
                                                      --------   ------   ------
TOTAL PERFORMANCE CHEMICALS .......................   $1,067.7   $940.6   $880.4
================================================================================
                                                        2004      2003     2002
PERCENTAGE CHANGE IN NET                                 VS.       vs.      vs.
   SALES BY PRODUCT LINE                                2003      2002     2001
--------------------------------------------------------------------------------
Construction chemicals ............................     18.9%     10.5%    8.5%
Building materials ................................     10.6%      0.3%   (3.7%)
Sealants and coatings .............................      6.7%      6.8%    1.2%
                                                      --------   ------   ------
TOTAL PERFORMANCE CHEMICALS .......................     13.5%      6.8%    3.0%
================================================================================

================================================================================
NET SALES BY REGION
(In millions)                                           2004      2003     2002
--------------------------------------------------------------------------------
North America .....................................   $  525.1   $488.0   $495.1
Europe ............................................      317.6    258.6    206.7
Asia Pacific ......................................      155.1    135.0    122.3
Latin America .....................................       69.9     59.0     56.3
                                                      --------   ------   ------
TOTAL PERFORMANCE CHEMICALS .......................   $1,067.7   $940.6   $880.4
================================================================================
                                                        2004      2003     2002
PERCENTAGE CHANGE IN NET                                 VS.       vs.      vs.
  SALES BY REGION                                       2003      2002     2001
--------------------------------------------------------------------------------
North America .....................................      7.6%    (1.4%)   (2.5%)
Europe ............................................     22.8%    25.1%    17.7%
Asia Pacific ......................................     14.9%    10.4%     4.7%
Latin America .....................................     18.5%     4.8%     3.3%
                                                      --------   ------   ------
TOTAL PERFORMANCE CHEMICALS .......................     13.5%     6.8%     3.0%
================================================================================

Recent Acquisition

See Note 5 to the Consolidated Financial Statements for a description of acquisitions completed in 2004 and 2003.

Sales

The increases in sales for the Performance Chemicals segment in 2004 compared with 2003, and in 2003 compared with 2002, were primarily attributable to volume increases from successful growth programs, favorable foreign currency translation and acquisitions. In 2003, these factors were partially offset by declines in U.S. construction activity and the effect of new building codes on sales of fire protection products. In 2004, U.S. construction activity was basically level with 2003, and fireproofing code changes did not have a material impact on the comparison. Foreign currency translation accounted for 3.8 percentage points and 4.3 percentage

points of the 2004 and 2003 sales growth, respectively. Sales from acquisitions accounted for $22.4 million, or 2.3 percentage points, of the sales growth in
2004 and $6.2 million, or 0.7 percentage points, of 2003 sales growth.

The sales increase in construction chemicals in 2004 compared with 2003 primarily reflected successful customer and new product programs and the acquisitions of Tricosal Beton-Chemie (October 2003) and Pieri NV (August 2004),
as well as favorable foreign currency translation. The increase in 2003 compared with 2002 also reflected growth programs, the Tricosal Beton-Chemie acquisition and favorable foreign currency translation, partially offset by declines in U.S.
construction activity.

The building materials sales increase in 2004 versus 2003 was primarily due to strong sales of specialty waterproofing products and favorable foreign currency translation. The flat sales performance from 2002 to 2003 reflected the above factors, offset by declines in U.S. construction activity and the negative impact of new building codes that permit less fire protection materials for structural steel used in commercial buildings.

The increases in sales for sealants and coatings in 2004 compared with 2003 and in 2003 compared with 2002 reflected favorable foreign currency translation as well as growth initiatives in specialty coatings and closure compounds.

The North America sales increase from 2003 to 2004 reflected successful growth programs in construction chemicals and specialty waterproofing; the decline from
2002 to 2003 reflected these favorable factors, more than offset by declines in
U.S. construction activity and building code changes affecting sales of fire protection products. The increases in Europe in 2004 versus 2003 and in 2003 versus 2002 mainly reflected favorable foreign currency translation and the acquisitions of Tricosal Beton-Chemie and Pieri NV, as well as volume growth in construction chemicals from key customer and new product programs. Asia Pacific increases in both periods reflected volume increases in all product groups as well as favorable foreign currency translation. Increases in Latin America in both periods were attributable to volume increases in construction chemicals and sealants and coatings.

Operating Income

Increases in operating income for the Performance Chemicals segment in 2004 compared with 2003 and in 2003 compared with 2002 were driven by sales increases, successful productivity and cost containment programs, and favorable foreign exchange translation, partially offset by raw material and energy cost increases.

OPERATING RETURNS ON ASSETS EMPLOYED - The following charts set forth the
Davison Chemicals and Performance Chemicals total asset position and pre-tax return on average total assets for 2004, 2003, and 2002. It should be noted that the manufacture of Davison Chemicals products generally require significantly higher capital costs than the manufacture of Performance Chemical products.

================================================================================
DAVISON CHEMICALS
(In millions)                                           2004     2003     2002
-------------------------------------------------------------------------------
Trade receivables ..................................   $172.0   $144.2   $136.8
Inventory ..........................................    151.8    133.6    111.0
Other current assets ...............................      4.9      4.2      3.8
                                                       ------   ------   ------
Total current assets ...............................    328.7    282.0    251.6
Properties and equipment, Net ......................    437.6    444.0    413.9
Goodwill and other intangible assets ...............    105.7     65.8     64.2
Other assets .......................................     18.9      5.3      4.4
                                                       ------   ------   ------
Total assets .......................................   $890.9   $797.1   $734.1
                                                       ======   ======   ======
Pre-tax return on average total assets .............     17.8%    15.4%    17.5%
================================================================================

Davison Chemicals' total assets increased by $93.7 million compared with the prior year, of which $35.2 million was attributable to currency translation, reflecting the weaker U.S. dollar. The remainder of such increase was primarily due to the Alltech and Grom acquisitions, completed during the third quarter, and increased accounts receivable and inventory. The increase in accounts receivable was primarily due to year-over-year sales growth. Inventory quantities were higher to meet increased demand. Properties and equipment decreased due to depreciation expense and lower capital expenditures as compared with the prior year period, when a major plant expansion was completed. The pre-tax return on average total assets increased by 2.4 percentage points, due to a 24.6% increase in pre-tax operating income.

                                      F-48

===============================================================================
PERFORMANCE CHEMICALS
(In millions)                                           2004     2003     2002
-------------------------------------------------------------------------------
Trade receivables ..................................   $219.1   $186.8   $164.3
Inventory ..........................................     96.5     80.9     62.6
Other current assets ...............................     14.5     15.3     13.7
                                                       ------   ------   ------
Total current assets ...............................    330.1    283.0    240.6
Properties and equipment, net ......................    198.3    203.2    193.4
Goodwill and other intangible assets ...............    102.2     84.5     64.3
Other assets .......................................     43.9     38.5     30.4
                                                       ------   ------   ------
Total assets .......................................   $674.5   $609.2   $528.7
                                                       ======   ======   ======
Pre-tax return on average total assets .............     20.7%    18.8%    18.6%
===============================================================================

Performance Chemicals' total assets increased by $65.3 million compared with the prior year, of which $28.0 million was attributable to currency translation reflecting the weaker U.S dollar. The remainder of such increase was due to a fourth quarter acquisition as well as higher receivables and inventory, offset by a decline in properties and equipment. The increase in receivables was due to overall sales growth and inventory was higher to meet increased demand. The decline in properties and equipment was due to depreciation expense exceeding capital expenditures during the year. The pre-tax return on average total assets increased by 1.9 percentage points, due to a 22.2% increase in pre-tax operating income.

--------------------------------------------------------------------------------
VOLUNTARY BANKRUPTCY FILING
--------------------------------------------------------------------------------

As described under "Voluntary Bankruptcy Filing" in Notes 1 and 2 to the
Consolidated Financial Statements, the Company and its principal U.S. operating subsidiary are debtors-in-possession under Chapter 11 of the Bankruptcy Code.
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

The following table summarizes net noncore liabilities at December 31, 2004 and
2003:

===============================================================================
                                                               DECEMBER 31,
NET NONCORE LIABILITIES                                   ---------------------
(In millions)                                                2004        2003
-------------------------------------------------------------------------------
Asbestos-related liabilities ..........................   $(1,700.0)  $  (992.3)
Asbestos-related insurance
   receivable .........................................       500.0       269.4
                                                          ---------   ---------
Asbestos-related liability, net .......................    (1,200.0)     (722.9)
Environmental remediation .............................      (345.0)     (332.4)
Postretirement benefits ...............................      (118.9)     (134.3)
Retained obligations and other ........................       (25.1)      (27.0)
Income taxes ..........................................      (210.4)     (247.9)
                                                          ---------   ---------
NET NONCORE LIABILITY .................................   $(1,899.4)  $(1,464.5)
===============================================================================

The resolution of most of these noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. Grace cannot predict with any certainty how, and for what amounts, any of these contingencies will be resolved. The amounts of these liabilities as ultimately determined through the
Chapter 11 proceedings could be materially different from amounts recorded by
Grace at December 31, 2004.

PLAN OF REORGANIZATION - On November 13, 2004 Grace filed a plan of reorganization, as well as several associated documents, including a disclosure statement, with the Bankruptcy Court. On January 13, 2005, Grace filed an amended plan of reorganization (the "Plan") and related documents to address certain objections of creditors and other interested parties. The amended Plan is supported by committees representing general unsecured creditors and equity holders, but is not supported by committees representing asbestos personal injury claimants and asbestos property damage claimants.

Under the terms of the Plan, a trust would be established under Section 524(g)
of the Bankruptcy Code to which all pending and future asbestos-related claims would be channeled for resolution. Grace has requested that the Bankruptcy Court conduct an estimation hearing to determine the amount that would need to be paid into the trust on the effective date of the Plan to satisfy the estimated liability for each class of asbestos claimants and trust administration costs and expenses over time. The Plan provides that Grace's asbestos-related liabilities would be satisfied using cash and securities from Grace and third parties.

The Plan will become effective only after a vote of eligible creditors and with the approval of the Bankruptcy Court and the U.S. District Court for the
District of Delaware. Votes on the Plan may not be solicited until the
Bankruptcy Court approves the

disclosure statement. The Debtors have received extensions of their exclusive right to propose a plan of reorganization through May 24, 2005, and extensions of the Debtors' exclusive right to solicit acceptances of a plan of reorganization through July 24, 2005.

Under the terms of the Plan, Grace would satisfy claims under the Chapter 11 cases as follows:

Asbestos-Related Claims and Costs
---------------------------------
A trust would be established under Section 524(g) of the Bankruptcy Code to which all pending and future asbestos-related claims would be channeled for resolution. The trust would utilize specified trust distribution procedures to satisfy the following allowed asbestos-related claims and costs:

1.   Personal injury claims that meet specified exposure and medical criteria
     (Personal Injury-Symptomatic Eligible or "PI-SE" Claims) - In order to qualify for this class, claimants would have to prove that their health is impaired from meaningful exposure to asbestos-containing products formerly manufactured by Grace.

2.   Personal injury claims that do not meet the exposure and medical criteria necessary to qualify as PI-SE Claims (Personal Injury-Asymptomatic and
     Other or "PI-AO" Claims) - This class would contain all other asbestos-related personal injury claims against Grace that are not PI-SE
     Claims but meet specified exposure and medical criteria.

3.   Property damage claims, including claims related to ZAI ("PD Claims") - In order to qualify for this class, claimants would have to prove Grace liability for loss of property value or remediation costs related to asbestos-containing products formerly manufactured by Grace.

4.   Trust administration costs and legal expenses.

The pending asbestos-related legal proceedings are described in
"Asbestos-Related Litigation" (see Note 3). The claims arising from such proceedings would be subject to this classification process as part of the Plan.

Grace has requested that the Bankruptcy Court conduct estimation hearings to determine the amounts that would need to be paid into the trust on the effective date of the Plan to satisfy the estimated liability for each class of asbestos claimants and trust administration costs and expenses over time. The amounts to fund PI-SE Claims, PD Claims and expense of trust administration would be capped at the amount determined through the estimation hearing. Amounts required to fund PI-AO Claims would not be capped.

Asbestos personal injury claimants would have the option either to litigate their claims against the trust in federal court in Delaware or, if they meet specified eligibility criteria, accept a settlement amount based on the severity of their condition. Asbestos property damage claimants would be required to litigate their claims against the trust in federal court in Delaware. The Plan provides that, as a condition precedent to confirmation, the maximum aggregate payment for all asbestos-related liabilities (PI-SE, PI-AO and PD including ZAI)
and trust administrative costs and expenses cannot exceed $1,613 million, which
Grace believes would fund over $2 billion in claims, costs and expenses over time.

The PI-SE Claims, the PD Claims and the related trust administration costs and expenses would be funded with (1) $512.5 million in cash (plus interest at 5.5%
compounded annually from December 21, 2002) and nine million shares of common stock of Sealed Air Corporation ("Sealed Air") pursuant to the terms of a settlement agreement resolving asbestos-related and fraudulent transfer claims against Sealed Air, and (2) Grace common stock. The amount of Grace common stock required to satisfy these claims will vary depending on the liability measures approved by the Bankruptcy Court and the value of the Sealed Air settlement, which varies daily with the accrual of interest and the trading value of Sealed
Air stock. The Sealed Air settlement agreement remains subject to Bankruptcy
Court approval and the fulfillment of specified conditions.

The PI-AO Claims would be funded with warrants exercisable for that number of shares of Grace common stock which, when added to the shares issued directly to the trust on the effective date of the Plan, would represent 50.1% of Grace's voting securities. If the common stock issuable upon exercise of the warrants is insufficient to pay all PI-AO Claims (the liability for which is uncapped under the Plan), then Grace would pay any additional liabilities in cash.

Other Creditors
---------------
The Plan provides that all allowed claims other than those covered under the asbestos trust would be paid 100% in cash (if such claims qualify as administrative or priority claims) or 85% in cash and 15% in Grace common stock
(if such claims qualify as general unsecured claims). Grace estimates that approximately $1,215 million of claims, including interest accrued through
December 31, 2004, would be satisfied in this manner at the effective date of the Plan. Grace would finance these payments with cash on hand, cash from
Fresenius Medical Care Holdings, Inc. ("Fresenius") paid

in settlement of asbestos and other Grace-related claims, new Grace debt, and
Grace common stock. Grace would satisfy other non-asbestos related liabilities and claims (primarily environmental, tax, pension and retirement medical obligations) as they become due and payable over time. Proceeds from available product liability insurance applicable to asbestos claims would supplement operating cash flow to service new debt and liabilities not paid on the effective date of the Plan.

Effect on Grace Common Stock
----------------------------
The Plan provides that Grace common stock will remain outstanding at the effective date of the Plan, but that the interests of existing shareholders would be subject to dilution for additional shares of common stock issued under the Plan. In addition, in order to preserve significant tax benefits from net operating loss carryforwards ("NOLs"), which are subject to elimination or limitation in the event of a change in control (as defined by the Internal
Revenue Code) of Grace, the Plan places restrictions on the purchase of Grace common stock. The restrictions would prohibit, for a period of three years, a person or entity from acquiring more than 4.75% of the outstanding Grace common stock or, for those persons already holding more than 4.75%, prohibit them from increasing their holdings. The Bankruptcy Court has also approved the trading restrictions described above until the effective date of the Plan.

RISKS OF THE PLAN - Grace intends to address all pending and future asbestos-related claims and all other pre-petition claims as outlined in the
Plan. However, Grace may not be successful in obtaining approval of the Plan by the Bankruptcy Court. Instead, a materially different plan of reorganization may ultimately be approved and, under the ultimate plan of reorganization, the interests of the Company's shareholders could be substantially diluted or cancelled. The value of Grace common stock following a plan of reorganization, and the extent of any recovery by non-asbestos-related creditors, will depend principally on the allowed value of Grace's asbestos-related claims as determined by the Bankruptcy Court.

Grace's proposed plan of reorganization assumes several fundamental conditions including:

1.   Grace's asbestos-related liabilities can be resolved at a net present value cost of no more than $1,700 million (including $87 million for pre-petiton asbestos-related contractual settlements and judgments), including all property damage claims (including ZAI) and all pending and future personal injury claims; and

2.   Assets from litigation settlement agreements with Sealed Air and Fresenius will be available to fund the liability under the Plan.

There can be no guarantee that these two fundamental conditions can be met. The measure of Grace's asbestos-related liabilities could be settled by the
Bankruptcy Court (in conformity with Grace's Plan or otherwise), by a negotiation with interested parties, and/or by legislation (currently being considered by the U.S. Congress) for the personal injury component of this contingency. Any resolution, other than that reflected in the Plan, could have a material adverse effect on the percentage of Grace common stock to be retained by current shareholders of Grace beyond that reflected in the proforma financial information presented below. Also, a resolution of personal injury claims based on federal legislation that would provide for payments to be made by companies and their insurers to a government-administered trust may not satisfy the conditions precedent under the litigation settlement agreements with Sealed Air and Fresenius and, therefore, may reduce or eliminate the availability of these assets to fund a plan of reorganization. Grace will adjust its financial statements and the proforma effects of its Plan as facts and circumstances warrant.

PROFORMA FINANCIAL INFORMATION - The proforma financial information of Grace presented below reflects the accounting effects of the Plan (1) as if it were put in effect on the date of Grace's most recent consolidated balance sheet -
December 31, 2004, and (2) as if it were in effect for the year ended December
31, 2004. Such proforma financial statements show how Grace's assets, liabilities, equity and income would be affected by the Plan as follows:

A.   Borrowings Under New Debt Agreements and Contingencies

The Plan reflects the assumed establishment of a new $1,000 million debt facility to fund settled claims payable at the effective date of the Plan
(approximately $800 million) and to provide working capital (approximately $200 million) for continuing operations. Proforma expenses reflect an assumed 7%
interest rate on outstanding borrowings. No such facility currently exists but, in Grace's view based on discussions with prospective lenders, one can be established before the effective date of the Plan. In addition, the proforma financial information reflects $150.0 million in contingencies to pay professional and bank fees, other non-operating liabilities and their related tax effects that will not become liabilities until the effective date of the
Plan.

B.   Fresenius and Sealed Air Settlements

The Plan reflects the value, in the form of cash and securities, expected to be realized under each litigation settlement agreement as follows: $115.0 million of cash from Fresenius Medical Care; and, $1,050.7 million of estimated value from Sealed Air Corporation (calculated as of December 31, 2004) in the form of
$512.5 million of cash plus accrued interest at 5.5% from December 21, 2002 compounded annually (approximately $58.8 million), and nine million shares of
Sealed Air common stock valued at $53.27 per share (approximately $479.4 million). Tax accounts have been adjusted to reflect the satisfaction of Grace's recorded liabilities by way of these third-party agreements. The Fresenius settlement amount will be payable to Grace and will be accounted for as income.
The Sealed Air settlement assets will be paid directly to the asbestos trust by
Sealed Air and will be accounted for as satisfaction of a portion of Grace's recorded asbestos-related liability. In addition, the valuation allowance related to Grace's federal deferred tax assets will not be required as a result of taxable amounts from these settlements and has therefore been reversed.
The Sealed Air settlement remains subject to Bankruptcy Court approval, and both the Sealed Air and Fresenius settlements are subject to the fulfillment of specified conditions.

C.   Payment of Pre-Petition Liabilities

The Plan reflects the transfer of funds and securities to settle estimated obligations payable under the Plan at the effective date. Tax accounts are adjusted to reflect the change in nature of Grace's tax assets from predominately temporary differences to predominately time-limited tax net operating losses. Non-asbestos pass-through liabilities are assumed to be paid in cash when due.

D.   Proforma Consolidated Statement of Operations

The proforma income adjustments reflect the elimination from Grace's 2004
Consolidated Statements of Operations of: (1) charges and expenses directly related to Chapter 11, (2) the accounting for estimates and provisions directly related to the Plan, (3) the $51.2 million net gain from environmental litigation relating to a non-operating parcel of property and the $11.1 million received from insolvent insurance carriers related to asbestos claims recorded in 2004, and (4) the addition of interest and new common shares related to the assumed financing of the Plan. For purposes of proforma earnings per share and proforma share capital, the trading value of Grace's common stock at December
31, 2004, of $13.61 per share, was used for calculating issued and outstanding shares. At this per share valuation, it is assumed that 47.5 million shares will be issued at the effective date of the Plan to fund asbestos and general unsecured claims, 9.6 million shares would be issuable upon exercise of warrants to satisfy Grace's estimate of PI-AO claims, and 5.7 million shares would be issued upon exercise of in-the-money stock options. Such trading value is presented solely for purposes of presenting a proforma Consolidated Statement of
Operations and may not be indicative of the actual trading value of Grace common stock following the effective date of the Plan. Should Grace's distributable value per share at the effective date of the Plan be below approximately $9.50 per share, Grace would be required to revalue its balance sheet for a change in control.

E.   Non-asbestos Contingencies

The accompanying proforma financial information assumes all non-asbestos related contingencies (including environmental, tax and civil and criminal litigation)
are settled for recorded amounts as of December 31, 2004. Certain liabilities are assumed to be paid at the effective date based on Grace's estimate of amounts that will be determinable and payable. The remainder, which would also be subject to the approved plan of reorganization, is assumed to be paid subsequent to the adequate date as amounts are either not due until a later date or will be determined through post-effective-date litigation. The ultimate value of such claims may change materially as Grace's Chapter 11 and other legal proceedings further define Grace's non-asbestos related obligations.

                                      F-52

====================================================================================================================================
                                                                                        PROFORMA ADJUSTMENTS
                                                                             ------------------------------------------
                                                                                 BORROWINGS                 PAYMENT OF
                                                                DECEMBER 31,   UNDER NEW DEBT  SEALED AIR/   REMAINING  DECEMBER 31,
W. R. GRACE & CO AND SUBSIDIARIES                                   2004         AGREEMENTS     FRESENIUS  PRE-PETITION     2004
PROFORMA CONDENSED CONSOLIDATED BALANCE SHEET                    AS REPORTED AND CONTINGENCIES SETTLEMENTS  LIABILITIES   PROFORMA
====================================================================================================================================
In millions

ASSETS
CURRENT ASSETS

Cash and cash equivalents......................................   $   510.4        $800.0       $   115.0   $(1,100.0)    $  325.4
Other current assets...........................................       718.1            --              --          --        718.1
                                                                  ---------        ------       ---------   ---------     --------
   TOTAL CURRENT ASSETS........................................     1,228.5         800.0           115.0    (1,100.0)     1,043.5

Non-current operating assets...................................     1,047.0            --              --          --      1,047.0
Cash value of life insurance...................................        96.0            --              --          --         96.0
Deferred income taxes:
   Net operating loss carryforwards............................       133.4            --           (40.3)      200.8        293.9
   Temporary differences, net of valuation allowance ..........       534.0          52.5          (319.8)     (188.3)        78.4
Asbestos-related insurance.....................................       500.0            --              --          --        500.0
                                                                  ---------        ------       ---------   ---------     --------
   TOTAL ASSETS................................................   $ 3,538.9        $852.5       $  (245.1)  $(1,087.5)    $3,058.8
                                                                  =========        ======       =========   =========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Total Current Liabilities......................................   $   387.6        $   --       $      --   $    12.5     $  400.1
Long-term debt.................................................         1.1         800.0              --          --        801.1
Other noncurrent liabilities...................................       564.3            --              --          --        564.3
                                                                  ---------        ------       ---------   ---------     --------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE....................       953.0         800.0              --        12.5      1,765.5

Bank debt/letters of credit/capital leases.....................       645.8            --              --      (643.1)         2.7
Liability for asbestos-related litigation and claims...........     1,700.0            --        (1,050.7)     (519.3)       130.0
Liability for environmental remediation........................       345.0            --              --      (231.3)       113.7
Liability for postretirement health and special pensions.......       196.3            --              --        (8.6)       187.7
Liability for accounts payable and litigation..................       110.2            --              --       (70.5)        39.7
Liability for tax claims and contingencies.....................       210.4            --              --      (168.0)        42.4
Other nonoperating liabilities, including Plan contingencies...        --           150.0              --      (105.7)        44.3
                                                                  ---------        ------       ---------   ---------     --------
LIABILITIES SUBJECT TO COMPROMISE..............................     3,207.7         150.0        (1,050.7)   (1,746.5)       560.5
                                                                  ---------        ------       ---------   ---------     --------
TOTAL LIABILITIES..............................................     4,160.7         950.0        (1,050.7)   (1,734.0)     2,326.0
                                                                  ---------        ------       ---------   ---------     --------

SHAREHOLDER'S EQUITY (DEFICIT)
Share capital..................................................       427.3            --              --       646.5      1,073.8
Retained earnings and other equity items.......................    (1,049.1)        (97.5)          805.6          --       (341.0)
                                                                  ---------        ------       ---------   ---------     --------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT) ..........................      (621.8)        (97.5)          805.6       646.5        732.8
                                                                  ---------        ------       ---------   ---------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) ..........   $ 3,538.9        $852.5       $  (245.1)  $(1,087.5)    $3,058.8
====================================================================================================================================

===============================================================================================
                                                                            YEAR ENDED
                                                                        DECEMBER 31, 2004
                                                                 ------------------------------
W.R. GRACE & CO. AND SUBSIDIARIES                                    AS      PROFORMA
PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS                    REPORTED ADJUSTMENTS PROFORMA
===============================================================================================
In millions, except per share amounts

NET SALES.....................................................   $2,259.9    $    --   $2,259.9
                                                                 --------    -------   --------
Cost of goods sold, exclusive of depreciation and amortization
   shown separately below.....................................    1,431.5         --    1,431.5
Selling, general and administrative expenses, exclusive of net
   pension expense shown separately below.....................      442.8         --      442.8
Depreciation and amortization.................................      108.8         --      108.8
Research and development expenses.............................       51.1         --       51.1
Net pension expense...........................................       61.9         --       61.9
Interest expense and related financing costs..................      111.1      (51.8)      59.3
Provision for environmental remediation.......................       21.6      (21.6)      --
Provision for asbestos-related litigation.....................      476.6     (476.6)      --
Other (income) expense .......................................      (68.4)      62.3       (6.1)
                                                                 --------    -------   --------
TOTAL COSTS AND EXPENSES......................................    2,637.0     (487.7)   2,149.3

INCOME (LOSS) BEFORE CHAPTER 11 EXPENSES, INCOME TAXES AND
   MINORITY INTEREST..........................................     (377.1)     487.7      110.6
Chapter 11 expenses, net......................................      (18.0)      18.0       --
Benefit from (provision for) income taxes.....................        1.5      (37.2)     (35.7)
Minority interest in consolidated entities....................       (8.7)      --         (8.7)
                                                                 --------    -------   --------
NET INCOME (LOSS).............................................   $ (402.3)   $ 468.5   $   66.2
                                                                 ========    =======   ========

BASIC EARNINGS (LOSS) PER COMMON SHARE........................   $  (6.11)             $   0.56
Weighted average number of basic shares.......................       65.8       53.2      119.0
DILUTED EARNINGS (LOSS) PER COMMON SHARE......................   $  (6.11)             $   0.52
Weighted average number of diluted shares.....................       65.8       62.8      128.6
===============================================================================================

                                      F-53

--------------------------------------------------------------------------------
FINANCIAL CONDITION
--------------------------------------------------------------------------------

ASBESTOS-RELATED LITIGATION - See Note 3 to the Consolidated Financial
Statements.

ENVIRONMENTAL MATTERS - Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations. Grace has expended substantial funds to comply with such laws and regulations and expects to continue to do so in the future. The following table sets forth Grace's expenditures in the past three years for (1) the operation and maintenance of environmental facilities and the disposal of wastes; (2)
capital expenditures for environmental control facilities; and (3) site remediation.

================================================================================

                                           OPERATION OF
                                            FACILITIES     CAPITAL      SITE
(In millions)                                AND WASTE  EXPENDITURES REMEDIATION
--------------------------------------------------------------------------------
2004 ....................................      $47.4        $6.6        $ 8.9
2003 ....................................       46.1         8.1          7.0
2002 ....................................       38.0         5.6         13.7
================================================================================

At December 31, 2004, Grace's recorded liability for environmental investigation and remediation costs totaled $345.0 million, as compared with $332.4 million at
December 31, 2003. This liability covers both vermiculite and non-vermiculite related matters. The amount is based on funding and/or remediation agreements in place, together with Grace's best estimate of its cost for sites not subject to a formal remediation plan. The increase in the liability is primarily attributable to pre-tax charges relating to former vermiculite mining operations in Libby, Montana, as described below.

Grace's estimated liability for vermiculite-related remediation at December 31,
2004 and 2003 was $204.2 million and $181.0 million, respectively. Based on a previous ruling by the U.S. District Court of Montana, Grace is required to reimburse the EPA for all appropriate costs expended for clean-up activities in and around Libby, Montana, related to its former mining activities. (This ruling has been appealed by Grace to the Ninth Circuit Court of Appeals. Oral arguments were heard on February 7, 2005, but no decision has been issued.) As a result of such ruling, Grace recorded a pre-tax charge of $20.0 million and $120.0 million in 2004 and 2003, respectively, to increase its estimated liability for vermiculite-related environmental costs to reflect Grace's current understanding of the timeframe and related costs necessary to remediate properties in and around Libby, Montana. The EPA's cost estimates increased regularly and substantially over the course of this clean-up. Consequently, Grace's estimate may change materially as more information becomes available. Grace's liability for this matter is included in "liabilities subject to compromise" as of
December 31, 2004.

At December 31, 2004 and 2003, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was
$140.8 million and $151.4 million, respectively. This liability relates to
Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. During the fourth quarter of 2004, Grace recorded a $1.6 million increase to its estimated environmental liability for non-vermiculite related sites in connection with the investigation of environmental conditions at a current operating plant. During the fourth quarter of 2003, Grace recorded a $20.0 million increase in its estimated environmental liability for non-vermiculite related sites as part of the Chapter 11 claims review process.
Grace's revised estimated liability is based upon an evaluation of those claims for which sufficient information was available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially. Grace's liability for this matter is included in
"liabilities subject to compromise" as of December 31, 2004.

See Note 14 to the Consolidated Financial Statements for a background description of Grace's Vermiculite and Non-Vermiculite Related Matters.

MONTANA CRIMINAL PROCEEDING - On February 7, 2005, the United States Department
of Justice announced the unsealing of a 10-count grand jury indictment against
Grace and seven current or former senior level employees relating to Grace's former vermiculite mining and processing activities in Libby, Montana. The indictment accuses the defendants of (1) conspiracy to violate environmental laws and obstruct federal agency proceedings; (2) violations of the federal
Clean Air Act; (3) wire fraud in connection with the sale of allegedly contaminated properties; and (4) obstruction of justice.

Grace purchased the Libby mine in 1963 and operated it until 1990; vermiculite processing activities continued until 1992. The grand jury charges that the conspiracy took place from 1976 to 2002 and also charges that the alleged endangerment to the areas surrounding Libby continues to the present day.
According to the U.S. Department of Justice, Grace could be subject to fines in an amount equal to twice the after-tax profit earned from its Libby operations or twice the alleged loss suffered by Libby victims, plus additional amounts for restitution to victims. The indictment alleges that such after tax

                                      F-54

profits were $140 million. Grace has categorically denied any criminal wrongdoing and intends to vigorously defend itself at trial.

Among the employees charged is Robert J. Bettacchi, a senior vice president of
Grace and president of the Grace Performance Chemicals business unit. Mr.
Bettacchi and two other current employees have been placed on administrative leave with pay so that they may dedicate sufficient time to their defense. The
U.S. Bankruptcy Court previously granted Grace's request to advance legal and defense costs to the employees, subject to a reimbursement obligation if it is later determined that the employees did not meet the standards for indemnification set forth under the appropriate state corporate law.

Grace is unable to assess whether the indictment, or any conviction resulting therefrom, will have a material adverse effect on the results of operations or financial condition of Grace or affect Grace's bankruptcy proceedings. However,
Grace expects legal fees for its current and former employees defense will be at least several million dollars.

DEFINED BENEFIT PENSION PLANS - Grace sponsors defined benefit pension plans for its employees in the United States, Canada and the United Kingdom, and funds government sponsored programs in other countries where it operates. Certain of the Grace sponsored plans are advance-funded and others are pay-as-you-go. The advance-funded plans are administered by trustees who direct the management of plan assets and arrange to have obligations paid when due out of a trust. The most significant advance-funded plans cover Grace's salaried employees in the
U.S. and employees covered by collective bargaining agreements at certain of its
U.S. facilities.

At the December 31, 2004 measurement date for the U.S. advance-funded defined benefit pension plans (the "Plans"), the accumulated benefit obligation ("ABO")
was approximately $958 million as measured under U.S. generally accepted accounting principles. The ABO is measured as the present value (using a 5.5%
discount rate as of December 31, 2004) of vested and non-vested benefits earned from employee service to date, based upon current salary levels. Such discount rate is based on a high quality bond portfolio designed to meet the payout pattern of the Plans. Of the participants in the Plans, approximately 80% are current retirees or employees of former Grace businesses, making the payout pattern skewed to the nearer term. Assets available to fund the ABO at December
31, 2004 were approximately $666 million, or approximately $292 million less than the measured obligation.

In September 2004, Grace contributed approximately $20 million to the trusts that hold assets of the Plans as permitted by the Bankruptcy Court. This contribution followed a $48.5 million contribution in 2003, also permitted by the Bankruptcy Court. Although it is Grace's intention to satisfy its obligations under the Plans and to comply with all of the requirements of the
Employee Retirement Income Security Act of 1974, additional contributions to the
Plans' trusts will continue to require Bankruptcy Court approval. There can be no assurance that the Bankruptcy Court will continue to approve arrangements to satisfy the funding needs of the Plans. Grace funded $9.1 million for non-U.S.
plans in 2004 and $7.6 million in 2003. Such contributions are not subject to
Bankruptcy Court approval and Grace intends to fund such plans based on actuarial and trustee recommendations.

See Note 18 to the Consolidated Financial Statements for the components of net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002.
Total pension expense for 2004 was approximately $62 million, and benefit payments to retirees were approximately $89 million for all pension programs in
2004. At December 31, 2004, Grace's recorded pension liability for underfunded plans was $502.3 million ($424.9 million included in liabilities not subject to compromise and $77.4 million related to supplemental pension benefits for officers and higher-level employees, included in "liabilities subject to compromise") which includes the following components: (1) shortfall between dedicated assets and ABO of underfunded plans ($293.6 million); and (2) ABO of pay-as-you-go plans ($208.7 million).

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS - Grace provides certain health care and life insurance benefits for retired employees, a large majority of which pertain to retirees of previously divested businesses. These plans are unfunded, and Grace pays the costs of benefits under these plans as they are incurred.
Grace's share of benefits under this program was $12.5 million during 2004, compared with $12.6 million in 2003. Grace's recorded liability for postretirement benefits of $118.9 million at December 31, 2004 is stated at net present value discounted at 5.5% (as discussed under Defined Benefit Pension
Plans). The continuing payment of these benefits has been approved by the
Bankruptcy Court. Grace's Plan provides for the continuation of these benefits.

In December 2003, President Bush signed the Medicare Prescription Drug,
Improvement and Modernization Act of 2003 (the "Act") into law. The Act introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to companies that

                                      F-55

provide a benefit that is at least actuarially equivalent (as defined in the
Act) to Medicare Part D. On January 21, 2005, the Center for Medicare and
Medicaid Services released the final regulations implementing the Act. At this time, Grace is unable to determine if its prescription drug benefit under its postretirement health care plan is actuarially equivalent to the Medicare Part D benefit. Therefore, the financial statements do not reflect any amount associated with the federal subsidy.

TAX MATTERS - As of December 31, 2004, Grace had recorded reserves for tax contingencies of $210.4 million. Such reserves are to cover the risk of government assertions for added taxes and interest thereon related to open tax years. Grace settled tax issues relating to COLI interest deductions in January
2005 and expects to settle a number of other pending tax issues in 2005, including adjustments related to the IRS audit of its 1993 to 1996 tax returns.
These settlements would result in payments between of approximately $120 to $150 million in 2005, subject to Bankruptcy Court approval. See Notes 4 and 14 to the
Consolidated Financial Statements and page F-45 of Management's Discussion and
Analysis of Results of Operations and Financial Condition for further discussion of Grace's tax accounting and tax contingencies.

OTHER CONTINGENCIES - See Note 14 to the Consolidated Financial Statements for a
discussion of Grace's other contingent matters.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

CASH RESOURCES AND AVAILABLE CREDIT FACILITIES - At December 31, 2004, Grace had
$606.4 million in cash and cash-like assets on hand ($510.4 million in cash and cash equivalents and $96.0 million in cash value of life insurance). In addition, Grace had access to committed credit facilities aggregating $250.0 million under the DIP facility, of which $183.8 million (net of letters of credit and holdback provisions) was available at December 31, 2004. The term of the DIP facility expires April 1, 2006. Grace believes that these funds and credit facilities will be sufficient to finance its business strategy while in
Chapter 11.

CASH FLOW FROM CORE OPERATIONS - Grace's 2004 net cash flow from core operations before investing increased due to higher pre-tax operating income and decreased investment in working capital and other items.

================================================================================
                                                             DECEMBER 31,
CORE OPERATIONS                                        -------------------------
(In millions)                                           2004     2003     2002
--------------------------------------------------------------------------------
CASH FLOWS:
Pre-tax operating income ...........................   $179.3   $148.7   $180.8
Depreciation and amortization ......................    108.8    102.9     94.9
                                                       ------   ------   ------
PRE-TAX EARNINGS BEFORE DEPRECIATION
   AND AMORTIZATION ................................    288.1    251.6    275.7
Working capital and other changes ..................     27.7    (63.4)    24.1
                                                       ------   ------   ------
CASH FLOW BEFORE INVESTING .........................    315.8    188.2    299.8
Capital expenditures ...............................    (62.9)   (86.4)   (91.1)
Businesses acquired ................................    (66.3)   (26.9)   (28.5)
                                                       ------   ------   ------
NET CASH FLOW FROM CORE OPERATIONS .................   $186.6   $ 74.9   $180.2
================================================================================

Capital expenditures were lower in 2004, as compared with 2003, while cash invested in business acquisitions was higher than in 2003. Capital expenditures in 2004 principally represented spending for routine equipment replacements. A substantial portion of the expenditures during the first half of 2003 were directed toward the construction of new refining catalyst production capacity at
Davison Chemicals' Lake Charles, Louisiana site. The lower pre-tax operating income in 2003 resulted primarily from higher costs for pensions, certain raw materials and natural gas, and manufacturing difficulties at Grace's largest
U.S. production site. The increased investment in working capital and other items was due to a shift in regional sales mix outside North America where standard terms of sale are longer and advanced purchasing of key raw materials is often necessary.

Grace expects to continue to invest excess cash flow and other available capital resources in its core business base. These investments are likely to be in the form of added plant capacity, product line extensions and geographic market expansions, and/or acquisitions in existing product lines. Investments that are outside the ordinary course of business may be subject to Bankruptcy Court approval and Chapter 11 creditor committee review.

CASH FLOW FROM NONCORE ACTIVITIES - The cash flow from Grace's noncore activities can be volatile. Expenditures are generally governed by Bankruptcy
Court rulings and receipts are generally nonrecurring. Much of the noncore spending in the past three years has been under Chapter 11 first-day motions that allow Grace to fund postretirement benefits and required environmental remediation on Grace-owned sites. Cash inflows have been from asbestos-related insurance recovery on pre-Chapter 11 liability payments, and unusual events such as the litigation settlement in 2004 related to a nonoperating property.

                                      F-56

================================================================================
                                                             DECEMBER 31,
NONCORE ACTIVITIES                                   ---------------------------
(In millions)                                          2004      2003      2002
--------------------------------------------------------------------------------
CASH FLOWS:
Pre-tax income (loss) from noncore activities ....   $(457.1)  $(190.1)  $(74.5)
Net gain from litigation settlement ..............     (51.2)       --       --
Provision for asbestos-related litigation ........     476.6      30.0       --
Other non-cash charges ...........................      89.8     155.3     81.1
Cash spending for:
   Asbestos-related litigation, net of
     insurance recovery ..........................      10.7       2.8     (2.3)
   Environmental remediation .....................      (9.0)    (11.2)   (20.8)
   Postretirement benefits .......................     (12.5)    (12.6)   (21.5)
   Retained obligations and other ................      (1.8)     (1.3)    (4.5)
                                                     -------    ------   ------
NET CASH OUTFLOW FOR NONCORE ACTIVITIES ..........   $  45.5   $ (27.1)  $(42.5)
================================================================================

Expenditures for environmental remediation were lower in 2004 and 2003, due partly to Grace's Chapter 11 proceedings and partly to the completion of remediation work on certain sites. Postretirement benefit payments were also lower in both 2004 and 2003 due to changes in cost sharing under retiree medical plans. Spending in 2004 and 2003 for retained obligations was down as compared with 2002, primarily due to the stay of litigation, with 2004 payments slightly higher than 2003 due to one-time expenses incurred. These cash outflows were partially offset by asbestos-related cash inflows where insurance proceeds in reimbursement from pre-Chapter 11 asbestos payments exceeded the costs of claims administration.

See the "Consolidated Statements of Cash Flows" included in the Consolidated
Financial Statements for investing and financing activities for the years ended
December 31, 2004, 2003 and 2002.

DEBT AND OTHER CONTRACTUAL OBLIGATIONS - Total debt outstanding at December 31,
2004 was $659.3 million, including $130.8 million of accrued interest on pre-petition debt. As a result of the Filing, Grace is now in default on $515.0 million of pre-petition debt, which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of December 31, 2004.
The automatic stay provided under the Bankruptcy Code prevents Grace's lenders from taking any action to collect the principal amounts as well as related accrued interest. However, Grace will continue to accrue and report interest on such debt during the Chapter 11 proceedings unless further developments lead management to conclude that it is probable that such interest will be compromised.
Set forth below are contractual obligations not subject to compromise.

================================================================================
CONTRACTUAL OBLIGATIONS NOT SUBJECT TO COMPROMISE
--------------------------------------------------------------------------------
                                                    Payments due by Period
                                             -----------------------------------
                                                      Less
                                                     than 1     1-3
(In millions)                                Total    Year     Years  Thereafter
--------------------------------------------------------------------------------
Operating commitments (1) ................  $  5.8    $ 4.3   $  1.5     $  --
Debt .....................................    13.5     12.4      1.1        --
Operating leases .........................    63.2     17.2     32.4      13.6
Capital leases ...........................     2.7      0.7      1.8       0.2
Pension funding requirements per ERISA ...   179.6     16.9    162.7        --
                                             -----    -----   ------     -----
TOTAL CONTRACTUAL CASH OBLIGATIONS .......  $264.8    $51.5   $199.5     $13.8
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
ACCOUNTING POLICIES
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

--------------------------------------------------------------------------------
FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. In addition to the uncertainties referred to in the Notes to the Consolidated Financial Statements and in Management's
Discussion and Analysis of Results of Operations and Financial Condition, other uncertainties include: the impact of worldwide economic conditions; pricing of both Grace's products and raw materials; customer outages and

                                      F-57

customer demand; factors resulting from fluctuations in foreign currencies; the impact of competitive products and pricing; the continued success of Grace's process improvement initiatives; the impact of tax, legislation and other regulations in the jurisdictions in which Grace operates; and developments in and the outcome of the Chapter 11 proceedings discussed above. Also, see
"Introduction and Overview - Projections and Other Forward-Looking Information"
in Item 1 of Grace's current Annual Report on Form 10-K for additional risk factors.

                                      F-58

                       W. R. GRACE & CO. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  (In millions)

                                                       FOR THE YEAR 2004
===============================================================================================================
                                                                             Additions/(deductions)
                                                                 ----------------------------------------------
                                                                                Charged/
                                                                 Balance at    (credited)            Balance at
                                                                  beginning   to costs and   Other     end of
                          Description                             of period     expenses      net      period
---------------------------------------------------------------------------------------------------------------

VALUATION AND QUALIFYING ACCOUNTS DEDUCTED FROM ASSETS:
   Allowances for notes and accounts receivable...............     $  6.3         $ 1.2      $  --     $  7.5
   Allowances for long-term receivables.......................        0.7           0.1         --        0.8
   Valuation allowance for deferred tax assets................      168.3          59.4         --      227.7
RESERVES:
   Reserves for retained obligations of divested businesses...     $ 57.0         $  --      $(1.9)    $ 55.1
===============================================================================================================

                                                       FOR THE YEAR 2003
=================================================================================================================
                                                                              Additions/(deductions)
                                                                 ------------------------------------------------
                                                                                Charged/
                                                                 Balance at    (credited)              Balance at
                                                                  beginning   to costs and    Other      end of
                          Description                             of period     expenses     net (1)     period
-----------------------------------------------------------------------------------------------------------------

VALUATION AND QUALIFYING ACCOUNTS DEDUCTED FROM ASSETS:
   Allowances for notes and accounts receivable...............     $  5.4         $ 0.9        $ --      $  6.3
   Allowances for long-term receivables.......................        0.8          (0.1)         --         0.7
   Valuation allowance for deferred tax assets................      152.5          15.8          --       168.3
RESERVES:
   Reserves for retained obligations of divested businesses...     $ 55.3         $  --        $1.7      $ 57.0
=================================================================================================================

                                                       FOR THE YEAR 2002
=================================================================================================================
                                                                              Additions/(deductions)
                                                                 ------------------------------------------------
                                                                                Charged/
                                                                 Balance at    (credited)              Balance at
                                                                  beginning   to costs and    Other      end of
                          Description                             of period     expenses     net (2)     period
-----------------------------------------------------------------------------------------------------------------

VALUATION AND QUALIFYING ACCOUNTS DEDUCTED FROM ASSETS:
   Allowances for notes and accounts receivable...............     $  7.6        $(2.2)      $   --      $  5.4
   Allowances for long-term receivables.......................        0.6          0.2           --         0.8
   Valuation allowance for deferred tax assets................      158.0         (5.5)          --       152.5
RESERVES:
   Reserves for retained obligations of divested businesses...     $ 80.5        $  --       $(25.2)     $ 55.3
=================================================================================================================

(1)  Various miscellaneous adjustments against reserves established for divested business.

(2)  $25.2 million represents net spending offset by a reclass of an $18.0 million tax receivable relating to Grace's divested packaging business.

                                      F-59

                       W. R. GRACE & CO. AND SUBSIDIARIES
              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND
            COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS (1)
                          (In millions, except ratios)
                                   (Unaudited)

===============================================================================================================
                                                                          YEARS ENDED DECEMBER 31, (2)
                                                                -----------------------------------------------
                                                                2004(3)   2003(4)   2002(5)     2001    2000(6)
------------------------------------------------------------------------------- -------------------------------

Net income (loss) from continuing operations ................   $(402.3)  $(55.2)    $22.1    $ 78.6    $(89.7)
Provision for (benefit from) income taxes ...................      (1.5)   (12.3)     38.0      63.7      70.0

Minority interest in income (loss) of majority owned
   subsidiaries .............................................      (8.7)     1.2      (2.2)     (3.7)       --

Equity in unremitted losses (earnings) of less than 50%-owned
   companies ................................................        --      0.3       0.1        --      (0.5)

Interest expense and related financing costs, including
   amortization of capitalized interest .....................     112.6     17.5      22.3      39.5      30.6

Estimated amount of rental expense deemed to represent
   the interest factor ......................................       5.6      5.1       4.9       4.7       4.7
                                                                -------   ------     -----    ------    ------

Income (loss) as adjusted ...................................   $(294.3)  $(43.4)    $85.2    $182.8    $ 15.1
                                                                =======   ======     =====    ======    ======

Combined fixed charges and preferred stock dividends:
   Interest expense and related financing costs, including
      capitalized interest ..................................   $ 100.7   $ 18.0     $21.8    $ 36.6    $ 29.1

   Estimated amount of rental expense deemed to represent the
      interest factor .......................................       5.6      5.1       5.0       4.7       4.7
                                                                -------   ------     -----    ------    ------

Fixed charges ...............................................     106.3     23.1      26.8      41.3      33.8

Combined fixed charges and preferred stock dividends ........   $ 106.3   $ 23.1     $26.8    $ 41.3    $ 33.8
                                                                =======   ======     =====    ======    ======

Ratio of earnings to fixed charges ..........................        (7)      (7)     3.18      4.43        (7)

Ratio of earnings to combined fixed charges and
   preferred stock dividends ................................        (7)      (7)     3.18      4.43        (7)
===============================================================================================================

     (1)  Grace's preferred stocks were retired in 1996.

     (2)  Certain amounts have been restated to conform to the 2004 presentation.

     (3)  Amounts reflect the following adjustments: a $476.6 million accrual to increase Grace's recorded asbestos-related liability, net of expected insurance recovery of $238.2 million; a $94.1 million accrual to increase Grace's estimate of interest to which general unsecured creditors would be entitled; and a $151.7 million credit for net income tax benefits related to the items described above.

     (4)  Amounts include $172.5 million for pre-tax charges to adjust Grace's estimated liability for environmental remediation and asbestos-related property damage.

     (5)  Amounts contain a provision for non-operating environmental remediation of $70.7 million.

     (6)  Includes a pre-tax provision of $208.0 million for asbestos-related liabilities, net of insurance coverage. The provision for income taxes includes a $75.0 million charge for tax and interest relating to tax deductibility of interest on corporate-owned life insurance policy loans.

     (7)  As a result of the losses incurred for the years ended December 31,
          2004, 2003, and 2000, Grace was unable to fully cover the indicated
          fixed charges (a shortfall of $400.6 million, $66.5 million and $18.7 million, respectively).

                                      F-60