Form 10-Q
period 2005-03-31
W R GRACE & CO
filed 2005-05-06
CIK 1045309

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

66,905,496 shares of Common Stock, $0.01 par value, were outstanding at April
30, 2005.

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

                    Consolidated Statement of Shareholders' Equity (Deficit)                            I - 5

                    Consolidated Statements of Comprehensive Income (Loss)                              I - 5

                    Notes to Consolidated Financial Statements                                     I - 6 to I - 23

Item 2.             Management's Discussion and Analysis of Results of Operations
                    and Financial Condition                                                       I - 24 to I - 36

Item 3.             Quantitative and Qualitative Disclosures About Market Risk                         I - 37

Item 4.             Controls and Procedures                                                            I - 37

PART II.   OTHER INFORMATION

Item 1.             Legal Proceedings                                                                  II - 1

Item 6.             Exhibits                                                                           II - 1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF W. R. GRACE & CO.:

We have reviewed the accompanying consolidated balance sheets of W. R. Grace &
Co. and its subsidiaries as of March 31, 2005, and the related consolidated statements of operations, of shareholders' equity (deficit) and of comprehensive income (loss) for each of the three-month periods ended March 31, 2005 and March
31, 2004 and the consolidated statement of cash flows for the three-month periods ended March 31, 2005 and March 31, 2004. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company
Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements to be in conformity with accounting principles generally accepted in the United States of
America.

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

We have previously audited, in accordance with the standards of the Public
Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, of cash flows, of shareholders' equity (deficit) and of comprehensive income (loss) for the year then ended, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004; and in our report dated March
4, 2005, we expressed (i) an unqualified opinion on those consolidated financial statements with an explanatory paragraph relating to the Company's ability to continue as a going concern and, (ii) unqualified opinions on management's assessment of the effectiveness of the Company's internal control over financial reporting and on the effectiveness of the Company's internal control over financial reporting. The consolidated financial statements and management's assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December
31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
May 6, 2005

                                      I-1

====================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                                    THREE MONTHS ENDED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                                                         MARCH 31,
------------------------------------------------------------------------------------------------------------------------------------

In millions, except per share amounts                                                             2005                  2004
                                                                                          ------------------------------------------

Net sales..........................................................................             $603.2                  $518.5
                                                                                          ------------------------------------------

Cost of goods sold, exclusive of depreciation and amortization shown separately
    below..........................................................................              392.7                   331.2
Selling, general and administrative expenses, exclusive of net pension expense
    shown separately below.........................................................              119.3                   101.5
Depreciation and amortization .....................................................               28.8                    27.2
Research and development expenses .................................................               15.1                    12.7
Net pension expense ...............................................................               17.6                    13.5
Interest expense and related financing costs ......................................               14.6                     3.9
Provision for environmental remediation ...........................................               --                      --
Provision for asbestos-related litigation, net of insurance........................               --                      --
Other (income) expense.............................................................               (6.1)                   (3.2)
                                                                                          ------------------------------------------
                                                                                                 582.0                   486.8
                                                                                          ------------------------------------------

Income (loss) before Chapter 11 expenses, income taxes, and minority interest......               21.2                    31.7
Chapter 11 expenses, net ..........................................................               (6.0)                   (4.5)
Benefit from (provision for) income taxes..........................................               (8.6)                  (10.9)
Minority interest in consolidated entities.........................................               (3.5)                   (0.5)
                                                                                          ------------------------------------------

    NET INCOME (LOSS) .............................................................             $  3.1                  $ 15.8
====================================================================================================================================

BASIC EARNINGS (LOSS) PER COMMON SHARE:
    Net income (loss) .................................................................        $  0.05                  $ 0.24
    Average number of basic shares ....................................................           66.6                    65.6

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
    Net income (loss) .................................................................        $  0.05                  $ 0.24
    Average number of diluted shares...................................................           67.3                    65.8
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

                                      I-2

====================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                                     THREE MONTHS ENDED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                                          MARCH 31,
------------------------------------------------------------------------------------------------------------------------------------

In millions                                                                                         2005               2004
                                                                                             ---------------------------------------

OPERATING ACTIVITIES
Income (loss) before Chapter 11 expenses, income taxes, and minority
    interest..............................................................................        $  21.2              $  31.7
Reconciliation to cash provided by operating activities:
     Depreciation and amortization........................................................           28.8                 27.2
     Interest accrued on pre-petition liabilities subject to compromise...................           13.3                  2.7
     Loss (gain) on sales of investments and disposals of assets..........................           (0.9)                 0.2
     Net pension expense..................................................................           17.6                 13.5
     Payments to fund defined benefit pension arrangements................................           (3.0)                (2.7)
     Cash paid for litigation settlement..................................................           (8.3)                --
     Provision for environmental remediation..............................................           --                   --
     Provision for asbestos-related litigation, net of insurance..........................           --                   --
     Net income from life insurance policies..............................................           (1.3)                (1.5)
     Bad debt expense.....................................................................            0.6                  0.5
     Payments under postretirement benefit plans..........................................           (2.3)                (2.6)
     Expenditures for environmental remediation...........................................           (1.2)                (2.9)
     Expenditures for retained obligations of divested businesses.........................           (0.3)                (0.4)
     Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency translation:
         Working capital items............................................................          (75.2)               (33.2)
         Other accruals and non-cash items................................................          (10.9)                 0.5
                                                                                             ---------------------------------------
     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES BEFORE INCOME                             (21.9)                33.0
       TAXES AND CHAPTER 11 EXPENSES......................................................
Chapter 11 expenses paid, net.............................................................           (4.4)                (2.0)
Income taxes paid, net of refunds.........................................................           (5.4)               (10.3)
                                                                                             ---------------------------------------
     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES.................................          (31.7)                20.7
                                                                                             ---------------------------------------
INVESTING ACTIVITIES
Capital expenditures......................................................................          (12.4)                (9.1)
Businesses acquired, net of cash acquired.................................................           (2.2)                --
Proceeds from termination of life insurance policies......................................           14.8                 --
Net investment in life insurance policies.................................................           --                   (4.6)
Proceeds from life insurance policies.....................................................            2.0                  5.3
Proceeds from sales of investments and disposals of assets................................            0.1                  0.1
                                                                                             ---------------------------------------
     NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES.................................            2.3                 (8.3)
                                                                                             ---------------------------------------
FINANCING ACTIVITIES
Net payment of loans secured by cash value of life insurance..............................           (0.5)                (1.3)
Borrowings under credit facilities, net of repayments.....................................           (2.0)                 8.9
Borrowings under debtor-in-possession facility, net of fees...............................           (0.6)                (0.5)
Repayments of borrowings under debtor-in-possession facility..............................           --                   --
Exercise of stock options.................................................................            3.0                 --
                                                                                             ---------------------------------------
     NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES.................................           (0.1)                 7.1
                                                                                             ---------------------------------------
Effect of currency exchange rate changes on cash and cash equivalents.....................           (6.1)                (3.4)
                                                                                             ---------------------------------------
     INCREASE IN CASH AND CASH EQUIVALENTS................................................          (35.6)                16.1
Cash and cash equivalents, beginning of period............................................          510.4                309.2
                                                                                             ---------------------------------------
Cash and cash equivalents, end of period..................................................         $474.8               $325.3
====================================================================================================================================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                      I-3

===================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                                                    MARCH 31,        DECEMBER 31,
CONSOLIDATED BALANCE SHEETS (UNAUDITED)                                                                 2005              2004
-----------------------------------------------------------------------------------------------------------------------------------
In millions, except par value and shares
ASSETS
CURRENT ASSETS

Cash and cash equivalents.................................................................            $  474.8          $   510.4
Trade accounts receivable, less allowance of $6.0 (2004 - $5.8)...........................               400.1              390.9
Inventories...............................................................................               258.3              248.3
Deferred income taxes.....................................................................                16.9               16.3
Other current assets......................................................................                56.7               62.6
                                                                                              -------------------------------------
     TOTAL CURRENT ASSETS.................................................................             1,206.8            1,228.5

Properties and equipment, net of accumulated depreciation and
     amortization of $1,326.9 (2004 - $1,325.9)...........................................               620.5              645.3
Goodwill..................................................................................               108.7              111.7
Cash value of life insurance policies, net of policy loans................................                81.0               96.0
Deferred income taxes.....................................................................               664.6              667.4
Asbestos-related insurance................................................................               500.0              500.0
Other assets..............................................................................               282.0              290.0
                                                                                              -------------------------------------
     TOTAL ASSETS.........................................................................            $3,463.6           $3,538.9
                                                                                              =====================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
Debt payable within one year..............................................................            $   10.1           $   12.4
Accounts payable..........................................................................               147.0              146.0
Income taxes payable......................................................................                10.0                7.7
Other current liabilities.................................................................               163.5              221.5
                                                                                              -------------------------------------
     TOTAL CURRENT LIABILITIES............................................................               330.6              387.6

Debt payable after one year    ...........................................................                 1.1                1.1
Deferred income taxes.....................................................................                60.6               64.1
Unfunded defined benefit pension liability................................................               431.1              424.9
Other liabilities.........................................................................                68.8               75.3
                                                                                              -------------------------------------
     TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE..........................................               892.2              953.0

LIABILITIES SUBJECT TO COMPROMISE - NOTE 2................................................             3,200.1            3,207.7
                                                                                              -------------------------------------
     TOTAL LIABILITIES....................................................................             4,092.3            4,160.7
                                                                                              -------------------------------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock issued, par value $0.01; 300,000,000 shares authorized;
      outstanding: 2005 - 66,905,496 (2004 - 66,395,721)..................................                 0.8                0.8
Paid-in capital...........................................................................               423.5              426.5
Accumulated deficit.......................................................................              (570.1)            (573.2)
Treasury stock, at cost: shares: 2005 - 10,074,264; (2004 - 10,584,039)...................              (119.9)            (125.9)
Accumulated other comprehensive loss......................................................              (363.0)            (350.0)
                                                                                              -------------------------------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT).................................................              (628.7)            (621.8)
                                                                                              -------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT).................................            $3,463.6           $3,538.9
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

                                      I-4

====================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
====================================================================================================================================
                                                                                                Accumulated           TOTAL
                                             Common Stock                                           Other          SHAREHOLDERS'
                                                and             Accumulated     Treasury        Comprehensive         EQUITY
In millions                                Paid-in Capital        Deficit         Stock              Loss           (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2004............   $        427.3        $  (573.2)      $   (125.9)        $ (350.0)          $ (621.8)

Net income............................               --              3.1               --               --                3.1
Stock plan activity ..................             (3.0)              --              6.0               --                3.0
Other comprehensive loss..............               --               --               --            (13.0)             (13.0)
                                         -------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2005...............   $        424.3        $  (570.1)      $   (119.9)        $ (363.0)          $ (628.7)
====================================================================================================================================

====================================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)                                              THREE MONTHS ENDED
(UNAUDITED)                                                                                              MARCH 31,
====================================================================================================================================
In millions                                                                                    2005                    2004
                                                                                      ------------------------ ---------------------

NET INCOME (LOSS)................................................................              $  3.1                $ 15.8

OTHER COMPREHENSIVE INCOME (LOSS):
   Foreign currency translation adjustments......................................               (13.0)                 (5.0)
                                                                                      ------------------------ ---------------------
COMPREHENSIVE INCOME (LOSS)......................................................              $ (9.9)               $ 10.8
===================================================================================== ======================== =====================

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

BASIS OF PRESENTATION - The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated
Financial Statements presented in the Company's 2004 Annual Report on Form 10-K.
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

The results of operations for the three-month interim period ended March 31,
2005 are not necessarily indicative of the results of operations for the year ending December 31, 2005.

RECLASSIFICATIONS - Certain amounts in prior years' Consolidated Financial
Statements have been reclassified to conform to the 2005 presentation.

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

o   Contingent liabilities such as asbestos-related matters (see Notes 2 and 3), environmental remediation (see Note 12), income taxes (see Note 12), and litigation related to retained obligations of divested businesses and discontinued operations.

o   Pension and postretirement liabilities that depend on assumptions regarding discount rates and/or total returns on invested funds. (See Note 13.)

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
No compensation cost was recognized for the Company's stock-based incentive compensation plans in pro forma net income for the three-month period ended
March 31, 2005 due to the fact that all prior grants had vested and were fully expensed in prior periods. There were no option grants in the first quarter of
2005 or the year ended 2004.

2.   CHAPTER 11 RELATED INFORMATION

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

4.   Trust administration costs and legal expenses

The pending asbestos-related legal proceedings are described in
"Asbestos-Related Litigation" (see Note 3). The claims arising from such proceedings would be subject to this classification process as part of the Plan.

Grace has requested that the Bankruptcy Court conduct estimation hearings to determine the amounts that would need to be paid into the trust on the effective date of the Plan to satisfy the estimated liability for each class of asbestos claimants and trust administration costs and expenses over time. The amounts to fund PI-SE Claims, PD Claims and the expense of trust administration would be capped at the amount determined through the estimation hearing; therefore, after initial funding of the asbestos trust, Grace would have no further obligation for these claims and costs. Amounts required to fund PI-AO Claims would not be capped, so if the amount funded in respect thereof later proved to be inadequate, Grace would be responsible for contributing additional funds into the asbestos trust to satisfy PI-AO Claims. Grace does not expect the estimation process to be completed before mid-2006.

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

Other Claims
------------
The Plan provides that all allowed claims other than those covered under the asbestos trust would be paid 100% in cash (if such claims qualify as administrative or priority claims) or 85% in cash and 15% in Grace common stock
(if such claims qualify as general unsecured claims). Grace estimates that claims with a recorded value of approximately $1,264 million, including interest accrued through March 31, 2005, would be satisfied in this manner at the effective date of the Plan. Grace would finance these payments with cash on hand, cash from Fresenius Medical Care Holdings, Inc. ("Fresenius") paid in settlement of asbestos and other Grace-related claims, new Grace debt, and Grace common stock. Grace would satisfy other non-asbestos related liabilities and claims (primarily certain environmental, tax, pension and retirement medical obligations) as they become due and payable over time. Proceeds from available product liability insurance applicable to asbestos-related claims would supplement operating cash flow to service new debt and liabilities not paid on the effective date of the Plan.

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

The Debtors' have analyzed the claims as filed and have found that many are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of March 31, 2005, the Debtors had filed with the Bankruptcy
Court objections to 1,366 claims. Most of these objections were non-substantive
(duplicates, no supporting documentation, late filed claims, etc.). Of such claims, 1,104 have been expunged, 202 have been resolved, 33 have been withdrawn, and the remainder will be addressed through the claims objection process and the dispute resolution procedures approved by the Bankruptcy Court.
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

On November 29, 2002, Sealed Air and Fresenius each announced that they had reached agreements in principle with such Committees to settle asbestos and fraudulent transfer claims related to such transactions (the "litigation settlement agreements"). Under the terms of the Fresenius settlement, subject to certain conditions, Fresenius would contribute $115.0 million to the Debtors'
estate as directed by the Bankruptcy Court upon confirmation of the Debtors'
plan of reorganization, subject to the fulfillment of specified conditions. In
July 2003, the Fresenius settlement was approved by the Bankruptcy Court. Under the terms of the proposed Sealed Air settlement, Sealed Air would make a payment of $512.5 million (plus interest at 5.5% compounded annually, commencing on
December 21, 2002) and nine million shares of Sealed Air common stock (valued at
$467.5 million as of March 31, 2005), as directed by the Bankruptcy Court upon confirmation of the Debtors' plan of reorganization. The Sealed Air settlement remains subject to the approval of the Bankruptcy Court and the fulfillment of specified conditions.

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
As of March 31, 2005, such pre-petition liabilities include fixed obligations
(such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation, and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance
Sheets based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

Grace has not recorded any assets available to fund asbestos-related and other liabilities under the litigation settlements with Sealed Air and Fresenius, as such agreements are subject to conditions which, although expected to be met, have not been satisfied and approved by the Bankruptcy Court. The value available under these litigation settlement agreements as measured at March 31,
2005, was $1,161.5 million comprised of $115.0 million in cash from Fresenius and $1,046.5 million in cash and stock from Sealed Air.

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

Components of liabilities subject to compromise are as follows:

===============================================================
(In millions)                      MARCH 31,     December 31,
(Unaudited)                          2005            2004
===============================================================

Debt, pre-petition plus
  accrued interest.........     $      655.1     $      645.8
Asbestos-related liability.          1,700.0          1,700.0
Income taxes...............            208.7            210.4
Environmental remediation..            343.8            345.0
Postretirement benefits other
  than pension.............            115.3            118.9
Unfunded special pension
  arrangements.............             79.0             77.4
Retained obligations of
  divested businesses......             19.5             25.1
Accounts payable ..........             31.3             31.3
Other accrued liabilities .             47.4             53.8
                                -------------------------------
TOTAL LIABILITIES SUBJECT TO
  COMPROMISE ..............     $    3,200.1     $    3,207.7
===============================================================

Note that the unfunded special pension arrangements reflected above exclude
non-U.S. plans and qualified U.S. plans that became underfunded subsequent to the Filing. Contributions to qualified U.S. plans are subject to Bankruptcy
Court approval.

CHANGE IN LIABILITIES SUBJECT TO COMPROMISE

Set forth below is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through March 31, 2005.

===============================================================
                                                   Cumulative
(In millions)                                         Since
(Unaudited)                                          Filing
===============================================================
Balance, Filing Date..........................      $2,366.0
Cash disbursements and/or reclassifications
  under Bankruptcy Court orders:
      Freight and distribution order..........           (5.7)
      Trade accounts payable order............           (9.1)
      Other court orders including employee
         wages and benefits, sales and use tax,
         and customer programs................         (272.4)
Expense/(income) items:
   Interest on pre-petition liabilities.......          166.4
   Employee-related accruals..................           21.4
   Change in asbestos-related contingencies...          744.8
   Change in estimate of environmental
     contingencies............................          240.6
   Change in estimate of income tax
     contingencies............................          (26.2)
  Balance sheet reclassifications.............          (25.7)
                                                   ------------
Balance, end of period........................      $3,200.1
===============================================================

Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

CHAPTER 11 EXPENSES

===============================================================
                                         THREE MONTHS ENDED
(In millions)                                 MARCH 31,
===============================================================
                                          2005        2004
                                       ------------------------
Legal and financial advisory fees.     $     7.8   $     4.8
Interest income ..................          (1.8)       (0.3)
                                       ------------------------
CHAPTER 11 EXPENSES, NET..........     $     6.0   $     4.5
===============================================================

Pursuant to SOP 90-7, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.

CONDENSED FINANCIAL INFORMATION OF THE DEBTORS

===============================================================
W. R. GRACE & CO. - CHAPTER 11
  FILING ENTITIES
  DEBTOR-IN-POSSESSION STATEMENTS
  OF OPERATIONS                        THREE MONTHS ENDED
(In millions) (Unaudited)                   MARCH 31,
===============================================================
                                        2005         2004
                                    --------------------------
Net sales, including intercompany   $    298.9   $    269.4
                                    --------------------------
Cost of goods sold, including
   intercompany, exclusive of
   depreciation and amortization
   shown separately below........        202.8        194.4
Selling, general and
   administrative expenses,
   exclusive of net pension
   expense shown separately below         69.0         61.7
Research and development
  expenses.......................          9.6          8.6
Depreciation and amortization....         14.9         14.5
Net pension expense..............         13.2         10.2
Interest expense and related
   financing costs...............         14.4          3.8
Other (income) expense...........        (12.0)        (9.3)
                                    --------------------------
                                         311.9        283.9
                                    --------------------------
Income (loss) before Chapter 11
   expenses, income taxes, and
   equity in net income of
   non-filing entities...........        (13.0)       (14.5)
Chapter 11 expenses, net.........         (5.9)        (4.5)
Benefit from (provision for)
  income taxes...................         (0.8)         2.5
                                    --------------------------
Income (loss) before equity in
  net income of non-filing
  entities.......................        (19.7)       (16.5)
Equity in net income of
  non-filing entities............         22.8         32.3
                                    --------------------------
NET INCOME (LOSS) ..............    $      3.1   $     15.8
===============================================================

===============================================================
W. R. GRACE & CO. - CHAPTER 11 FILING
   ENTITIES DEBTOR-IN-POSSESSION
   CONDENSED STATEMENTS OF CASH FLOWS     THREE MONTHS ENDED
(In millions) (Unaudited)                     MARCH 31,
===============================================================
                                          2005        2004
                                       ------------------------
OPERATING ACTIVITIES
Income (loss) before Chapter 11
  expenses, income taxes, and equity
  in net income of non-filing entities $  (13.0)   $  (14.5)
Reconciliation to net cash provided
  by (used for) operating activities:
    Non-cash items, net.............       26.9        15.5
    Contributions to defined benefit
     pension plans..................       (1.1)       (1.1)
    Changes in other assets and
     liabilities, excluding the
     effect of businesses
     acquired/divested..............      (82.2)       (9.3)
                                       ------------------------
NET CASH USED FOR OPERATING ACTIVITIES    (69.4)       (9.4)

NET CASH PROVIDED BY (USED FOR)
   INVESTING ACTIVITIES.............       11.7        (6.0)

NET CASH USED FOR FINANCING ACTIVITIES     (1.1)       (1.8)
                                       ------------------------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS......................      (58.8)      (17.2)
Cash and cash equivalents, beginning
   of period........................      340.0       120.5
                                       ------------------------
Cash and cash equivalents, end of
   period...........................   $  281.2    $  103.3
===============================================================

===============================================================
W. R. GRACE & CO. -
   CHAPTER 11 FILING ENTITIES
   DEBTOR-IN-POSSESSION
   BALANCE SHEETS                  MARCH 31,     DECEMBER 31,
(In millions) (Unaudited)            2005           2004
===============================================================
ASSETS
CURRENT ASSETS
Cash and cash equivalents ....   $      281.2    $      340.0
Trade accounts receivable, net          112.1           111.6
Receivables from non-filing
   entities, net..............           57.8            37.8
Inventories...................           83.3            76.9
Other current assets..........           34.1            38.1
                                 ------------------------------
TOTAL CURRENT ASSETS..........          568.5           604.4

Properties and equipment, net.          352.0           359.9
Cash value of life
   insurance policies,
   net of policy loans........           81.0            96.0
Deferred income taxes ........          663.4           666.2
Asbestos-related insurance....          500.0           500.0
Loans receivable from
   non-filing entities, net...          340.7           358.6
Investment in non-filing
entities......................          484.1           468.4
Other assets..................          101.7           101.7
                                 ------------------------------
TOTAL ASSETS..................   $    3,091.4    $    3,155.2
===============================================================

                                      I-12

===============================================================
                                    MARCH 31,   DECEMBER 31,
(In millions) (Unaudited)              2005         2004
===============================================================
LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO
  COMPROMISE
Current liabilities.............   $    133.9   $    187.5
Other liabilities...............        386.1        381.8
                                   ---------------------------
TOTAL LIABILITIES NOT SUBJECT TO
 COMPROMISE.....................        520.0        569.3

LIABILITIES SUBJECT TO
 COMPROMISE.....................      3,200.1      3,207.7
                                   ---------------------------
TOTAL LIABILITIES...............      3,720.1      3,777.0

SHAREHOLDERS' EQUITY
 (DEFICIT)......................       (628.7)      (621.8)
                                   ---------------------------
TOTAL LIABILITIES AND
 SHAREHOLDERS'
 EQUITY (DEFICIT) ..............   $  3,091.4   $  3,155.2
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

3.   ASBESTOS-RELATED LITIGATION

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

Approximately 4,300 additional property damage claims were filed prior to the
March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Such claims were reviewed in detail by Grace, categorized into claims with sufficient information to be evaluated or claims that require additional information and, where sufficient information existed, the estimated cost of resolution was considered as part of Grace's recorded asbestos-related liability. (Approximately 140 claims failed to provide sufficient information to permit an evaluation.)

Eight of the ZAI cases were filed as purported class action lawsuits in 2000 and
2001. In addition, two purported class action lawsuits were filed in October
2004 with respect to persons and homes in Canada. These cases seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. The plaintiffs assert that this product is in millions of homes and that the cost of removal could be several thousand dollars per home. As a result of the Filing, the eight U.S. cases have been transferred to the Bankruptcy
Court. Based on Grace's investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that the product was and continues to be safe for its intended purpose and poses little or no threat to

human health. The plaintiffs in the ZAI lawsuits (and the U.S. government in the
Montana criminal proceeding described in Note 12) dispute Grace's position on the safety of ZAI. In July 2002, the Bankruptcy Court approved special counsel to represent, at the Debtors' expense, the ZAI claimants in a proceeding to determine certain threshold scientific issues regarding ZAI. On October 18,
2004, the Bankruptcy Court held a hearing on motions filed by the parties to address a number of important legal and factual issues regarding the ZAI claims, and has taken the motions under advisement. The Bankruptcy Court has indicated
that it may require further proceedings with respect to the matters addressed in the motions. Given the very early stage of litigation, Grace's recorded asbestos-related liability at March 31, 2005 assumes the risk of loss from ZAI litigation is not probable.

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

Cumulatively through the Filing Date, 16,354 asbestos personal injury lawsuits involving approximately 35,720 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved) and approximately 55,489 lawsuits involving approximately 163,698 claims were disposed of (through settlements and judgments) for a total of
$645.6 million. As of the Filing Date, 129,191 claims for personal injury were pending against Grace. Grace believes that a substantial number of additional personal injury claims would have been received between the Filing Date and
March 31, 2005 had such claims not been stayed by the Bankruptcy Court.

ASBESTOS-RELATED LIABILITY - The total asbestos-related liability balance as of
March 31, 2005 and December 31, 2004 was $1,700.0 million and is included in
"liabilities subject to compromise." Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on its proposed plan of reorganization as discussed in Note 2. The amount recorded at December 31, 2004 includes the $1,613 million maximum amount reflected as a condition precedent to the Plan and $87 million related to pre-Chapter 11 contractual settlements and judgments included in the general unsecured claims.

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

However, as Grace is willing to proceed with confirmation of the Plan with a
Funding Amount of up to $1,613 million (assuming that other conditions precedent to confirmation of the Plan are satisfied, including the availability of funds from Sealed Air under the settlement agreement described in Note 2), during the fourth quarter of 2004, Grace accrued and took a charge of $714.8 million to increase its recorded asbestos-related liability to reflect the maximum amount allowed as a condition precedent under the Plan. This amount, plus $87.0 million for pre-Chapter 11 contractual settlements and judgments, brings the total recorded asbestos-related liability as of March 31, 2005 to $1,700 million. Any differences between the Plan as filed and as approved for confirmation could fundamentally change the accounting measurement of Grace's asbestos-related liability and that change could be material.

INSURANCE RIGHTS - Grace previously purchased insurance policies that provide coverage for the 1962-1985 period with respect to asbestos-related lawsuits and claims. Since 1985, insurance coverage for asbestos-related liabilities has not been commercially available to Grace.

Grace's primary insurance coverage is in the amount of $1 million per occurrence with annual aggregate product-liability limits ranging from $1 to $2 million.
With one exception, coverage disputes regarding primary insurance policies have been settled, and the settlement amounts paid in full.

Grace's excess coverage is for loss above certain levels. The levels vary from policy to policy, creating "layers" of excess coverage, some of which are triggered before others. As of March 31, 2005, after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements, there remains approximately $978 million of excess coverage from more than 30 presently solvent insurers.

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

Pursuant to settlements with primary-level and excess-level insurance carriers with respect to asbestos-related claims, Grace received no such payments during the first quarter of 2005 and $1.6 million during the prior year period.

Grace estimates that, assuming an ultimate payout of asbestos-related claims equal to the recorded liability of $1,700 million, it should be entitled to approximately $500 million, on a net present value basis, of insurance recovery.

4.   ACQUISITIONS AND JOINT VENTURES

In the first quarter of 2005, Grace completed two business combinations for a total cash cost of $2.2 million as follows:

o    In February 2005, Grace acquired certain assets of Midland Dexter
     Venezuela, S.A. (Midevensa). Midevensa is a supplier of coatings and sealants for rigid packaging in the local and export markets of Latin
     America.

o    In March 2005, Grace acquired certain assets relating to the concrete admixtures business of Perstorp Peramin AB ("Perstorp") located in
     Sweden. Perstorp is a leading supplier of specialty chemicals and materials to the construction industry in Sweden and other Northern
     European countries.

In the first quarter of 2004, Grace did not complete any business combinations.

5.   OTHER (INCOME) EXPENSE

Components of other (income) expense are as follows:

===============================================================
OTHER (INCOME) EXPENSE                   THREE MONTHS ENDED
(In millions)                                 MARCH 31,
===============================================================
                                          2005         2004
                                       ------------ -----------
Investment income .................    $   (1.3)    $   (1.5)
Interest income ...................        (0.7)        (0.9)
Net (gain) loss on sale of
  investments and disposals of assets      (0.9)         0.2
Tolling revenue....................        (0.2)        (0.3)
Currency translation - intercompany
  loan.............................        14.9         --
Value of currency hedges...........       (14.5)        --
Other currency transaction effects.         0.2          1.4
Asbestos-related insurance ........        --           --
Other miscellaneous income.........        (3.6)        (2.1)
                                       ------------ -----------
TOTAL OTHER (INCOME) EXPENSE.......    $   (6.1)    $   (3.2)
===============================================================

In March 2004, Grace began accounting for currency fluctuations on a (euro) 293 million intercompany loan between Grace's subsidiaries in the United States and
Germany as a component of operating results instead of as a component of other comprehensive income. The change was prompted by new tax laws in Germany and
Grace's cash flow planning for its Chapter 11 reorganization, which indicated
that it is no longer reasonable to consider this loan as part of the permanent capital structure in Germany. In May 2004, Grace entered into a series of foreign currency hedge agreements to mitigate future currency fluctuations on the remaining loan balance. These hedge agreements have varying rates on notional amounts that coincide with loan repayments due periodically through
June 2005. For the three months ended March 31, 2005, a $14.5 million hedge gain was recognized, offset by a $14.9 million foreign currency loss. These hedges are viewed as risk management instruments by Grace and are not used for trading or speculative purposes.

6.   OTHER BALANCE SHEET ACCOUNTS

                                      MARCH 31,    December 31,
(In millions)                           2005          2004
===============================================================
INVENTORIES
Raw materials..................    $    62.2      $    62.4
In process.....................         35.0           36.1
Finished products..............        180.0          166.7
General merchandise............         33.2           32.2
Less:  Adjustment of certain
  inventories to a
  last-in/first-out (LIFO) basis       (52.1)         (49.1)
                                   -------------- -------------
                                   $   258.3      $   248.3
================================== ============== =============
OTHER ASSETS
Deferred pension costs.........    $   115.1      $   119.5
Deferred charges ..............         50.9           49.9
Long-term receivables, less
  allowances of $0.7
  (2004 - $0.8) ...............          8.3            8.3
Patents, licenses and other
  intangible assets, net.......         91.7           96.3
Pension-unamortized prior
  service cost.................         15.3           15.3
Investments in unconsolidated
  affiliates and other.........          0.7            0.7
                                   -------------- -------------
                                   $   282.0      $   290.0
================================== ============== =============
OTHER CURRENT LIABILITIES
Accrued compensation...........    $    53.2      $    92.9
Deferred tax liability.........          1.2            1.2
Customer volume rebates........         18.7           31.7
Accrued commissions............          5.9           11.0
Accrued reorganization fees....         13.0           11.4
Other accrued liabilities .....         71.5           73.3
                                   -------------- -------------
                                   $   163.5      $   221.5
================================== ============== =============

7.   LIFE INSURANCE

Grace is the beneficiary of life insurance policies on certain current and former employees with a net cash surrender value of $81.0 million and $96.0 million at March 31, 2005 and December 31, 2004, respectively. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years.

The following tables summarize activity in these policies for each of the three-month periods ended March 31, 2005 and 2004, and the components of net cash value at March 31, 2005 and December 31, 2004:

                                      I-16

===============================================================
LIFE INSURANCE -
  ACTIVITY SUMMARY                     THREE MONTHS ENDED
(In millions)                              MARCH 31,
===============================================================
                                       2005           2004
                                  --------------- -------------
Earnings on policy assets.....    $       3.1     $      9.1
Interest on policy loans......           (1.8)          (7.6)
Premiums......................           --             --
Policy loan repayments........            0.5            1.3
Proceeds from termination of
 life insurance policies......          (14.8)          --
Net investing activity........           (2.0)          (0.7)
                                  --- ----------- -- ----------
Change in net cash value......    $     (15.0)    $      2.1
===============================================================
Tax-free proceeds received....    $       2.0     $      5.3
===============================================================

===============================================================
COMPONENTS OF NET CASH VALUE        MARCH 31,      December 31,
(In millions)                         2005           2004
===============================================================
Gross cash value..............    $    104.7      $    484.2
Principal - policy loans......         (22.9)         (368.2)
Accrued interest - policy
 loans .......................          (0.8)          (20.0)
                                  --------------- -------------
Net cash value................    $     81.0      $     96.0
===============================================================
Insurance benefits in force...    $    193.6      $  2,191.3
===============================================================

Grace's financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

In January 2005, Grace surrendered and terminated most of these life insurance policies and received $14.8 million of net cash value from the termination. As a result of the termination, gross cash value of the policies was reduced by approximately $381 million and policy loans of approximately $365 million were satisfied. Grace's insurance benefits in force was reduced by approximately $2 billion to approximately $191 million as of December 31, 2004. See Note 12 for a discussion of a settlement agreement with the Internal Revenue Service ("IRS")
with respect to tax contingencies of these life insurance policies and the tax consequences of terminating such policies.

8.   DEBT

===============================================================
COMPONENTS OF DEBT                 MARCH 31,     December 31,
(In millions)                         2005           2004
===============================================================

DEBT PAYABLE WITHIN ONE YEAR
Other short-term borrowings..    $      10.1     $      12.4
                                 --------------- --------------
                                 $      10.1     $      12.4
                                 =============== ==============
DEBT PAYABLE AFTER ONE YEAR
DIP facility ................    $      --       $      --
Other short-term borrowings..            1.1             1.1
                                 --------------- --------------
                                 $       1.1     $       1.1
                                 =============== ==============

DEBT SUBJECT TO COMPROMISE
Bank borrowings..............    $     500.0     $     500.0
Other borrowings.............           14.7            15.0
Accrued interest.............          140.4           130.8
                                 --------------- --------------
                                 $     655.1     $     645.8
                                 =============== ==============
Annualized weighted average
  interest rates on total debt           6.0%            6.0%
===============================================================

In April 2001, the Debtors entered into the DIP facility for a two-year term in the aggregate amount of $250 million. The DIP facility is secured by a priority lien on substantially all assets of the Debtors, and bears interest based on
LIBOR. The Debtors have extended the term of the DIP facility through April 1,
2006. Grace had no outstanding borrowings under the DIP facility as of March 31,
2005; however, $28.8 million of standby letters of credit were issued and outstanding under the facility. The letters of credit, which reduce available funds under the facility, were issued mainly for trade-related matters such as performance bonds, and certain insurance and environmental matters.

9.   SHAREHOLDERS' EQUITY (DEFICIT)

The Company is authorized to issue 300,000,000 shares of common stock. Of the common stock unissued on March 31, 2005, approximately 7,160,862 shares were reserved for issuance pursuant to stock option and other stock incentive plans.
In the first three months of 2005 and the year ended December 31, 2004, Grace did not grant any stock options.

For additional information, see Notes 15 and 17 to the Consolidated Financial
Statements in Grace's 2004 Form 10-K.

10.  EARNINGS PER SHARE

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

===============================================================
 EARNINGS PER SHARE                       THREE MONTHS ENDED
(In millions, except per share amounts)        MARCH 31,
===============================================================
                                           2005        2004
                                         ---------- -----------
NUMERATORS
  Net income........................     $    3.1   $   15.8
                                         ========== ===========
DENOMINATORS
  Weighted average common shares -
    basic calculation...............         66.6       65.6
  Dilutive effect of employee stock
    options.........................          0.7        0.2
  Weighted average common shares
    diluted calculation.............         67.3       65.8
                                         ========== ===========

BASIC EARNINGS PER SHARE............     $   0.05   $   0.24
                                         ========== ===========
DILUTED EARNINGS PER SHARE..........     $   0.05   $   0.24
===============================================================

11.  COMPREHENSIVE INCOME (LOSS)

Grace's other comprehensive income (loss) consists entirely of foreign currency translation adjustments. The table below presents the pre-tax, tax and after tax amounts of Grace's other comprehensive income (loss) for the three months ended
March 31, 2005 and 2004:

                                      I-17

===============================================================
                                                       After
                             Pre-Tax        Tax         Tax
(In millions)                 Amount      Benefit     Amount
===============================================================
THREE MONTHS ENDED:
  March 31, 2005.......     $  (13.0)   $   --       $  (13.0)
  March 31, 2004.......     $   (5.0)   $   --       $   (5.0)
===============================================================

The table below presents the components of Grace's accumulated other comprehensive loss at March 31, 2005 and December 31, 2004:

===============================================================
COMPONENTS OF ACCUMULATED
  OTHER COMPREHENSIVE LOSS        MARCH 31,     December 31,
(In millions)                        2005            2004
===============================================================
Foreign currency translation    $    (15.5)      $     (2.5)
Minimum pension liability .         (347.5)          (347.5)
                                ---------------- --------------
Accumulated other
  comprehensive loss.......     $   (363.0)      $   (350.0)
===============================================================

Grace is a global enterprise which operates in over 40 countries with local currency generally deemed to be the functional currency for accounting purposes.
The foreign currency translation amount represents the adjustment necessary to translate the balance sheets valued in local currencies to the U.S. dollar as of the end of each year presented. The change in foreign currency translation at
March 31, 2005 compared with December 31, 2004 is due to the strengthening of the U.S. dollar against most other reporting currencies.

The decline in equity market returns in 2000-2002, coupled with a decline in interest rates from 2000-2004, as well as updated assumptions for expected life-spans and the longevity of Grace's active work force created a shortfall between the accounting measurement of Grace's obligations under certain of its qualified pension plans for U.S. employees and the market value of dedicated pension assets. This condition required Grace to record a minimum pension liability for these plans equal to the funding shortfall and to offset related deferred costs against shareholders' equity (deficit) at December 31, 2004.

12.  COMMITMENTS AND CONTINGENT LIABILITIES

ASBESTOS-RELATED LITIGATION - See Note 3

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

At March 31, 2005, Grace's estimated liability for environmental investigative and remediation costs totaled $343.8 million, as compared with $345.0 million at
December 31, 2004. The amount is based on funding and/or remediation agreements in place and Grace's best estimate of its cost for sites not subject to a formal remediation plan.

Net cash expenditures charged against previously established reserves for the three months ended March 31, 2005 and 2004 were $1.2 million and $2.9 million, respectively.

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

As a result of the District Court ruling and Grace's evaluation of estimated costs for remediation in and around Libby and at vermiculite processing sites currently or formerly operated by Grace, Grace's total estimated liability for vermiculite-related remediation at March 31, 2005 and December 31, 2004 was
$204.1 million and $204.2 million, respectively. Grace's estimate of expected costs is based on public comments regarding the EPA's spending plans, discussions of spending forecasts with EPA representatives, analysis of other information made available from the EPA, and evaluation of probable remediation costs at vermiculite processing sites. However, the EPA's cost estimates have increased regularly and substantially over the course of this clean-up.
Consequently, as the EPA's spending on these matters increases, Grace's liability for remediation will increase.

Non-Vermiculite Related Matters

At March 31, 2005 and December 31, 2004, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $139.7 million and $140.8 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon an evaluation of claims for which sufficient information was available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.

TAX MATTERS - On January 10, 2005, Grace received a corrected examination report from the Internal Revenue Service (the "IRS") for the 1993 - 1996 tax periods asserting, in the aggregate, approximately $90.9 million of proposed tax adjustments, plus accrued interest (the "Examination Report"). The most significant issue addressed in the Examination Report concerns corporate-owned life insurance ("COLI") policies. As discussed below, a settlement agreement relating to COLI was executed on January 20, 2005. The benefit of that settlement was not reflected in the Examination Report. Once reflected, Grace anticipates that the proposed tax adjustment will be reduced from approximately
$90.9 million to approximately $77.5 million plus accrued interest. Other proposed adjustments include disallowance of research and development ("R&D")
credits, general business credits and miscellaneous deductions. Subject to IRS revision of the Examination Report to reflect the benefit of the COLI settlement, Grace is in agreement with the IRS with respect to all proposed tax adjustments in the Examination Report with the exception of approximately $7.0 million of proposed adjustments relating to R&D credits.

On April 14, 2005, Grace made a $90 million payment to the IRS with respect to federal taxes and accrued interest for the 1993-1996 tax periods, consistent with the expected revised Examination Report. Grace's estimate for state tax payments to be made for the 1990-1996 tax periods is approximately $27 million, of which approximately $18.5 million is expected to be paid in the near future.

With respect to COLI, in 1988 and 1990, Grace acquired COLI policies and funded policy premiums in part using loans secured against policy cash surrender value.
Grace claimed a total of approximately $258 million in deductions attributable to interest accrued on such loans through the 1998 tax year, after which such deductions were no longer permitted by law. The IRS disallowance of such interest deductions, beginning during the 1990-1992 federal tax audit, resulted in years of discussion until recently, when the issue was resolved in a settlement approved by the Bankruptcy Court, as described below.

On January 20, 2005, Grace terminated the COLI policies and Grace, Fresenius,
Sealed Air and the IRS entered into a COLI Closing Agreement. Under the COLI
Closing Agreement, the government allowed 20% of the aggregate amount of the
COLI interest deductions and Grace owes federal income tax and interest with respect to the remaining 80% of the COLI interest deductions disallowed. Grace estimates that the federal tax liability resulting from the COLI settlement is approximately $52.5 million, $10.4 million of which was paid in 2000 in connection with the 1990-1992 tax audit, and $30.8 million of which was paid in the April 14, 2005 payment in connection with the 1993-1996 federal tax audit discussed above. The remaining approximately $11.3 million of additional tax liability will be satisfied in connection with the 1997 and 1998 federal tax audits, which are still under examination by the IRS. The COLI Closing Agreement also provides that, with respect to the termination of the COLI policies, Grace will include 20% of the gain realized in taxable income, with the government exempting 80% of such gain from tax. As a result of the termination, Grace received $14.8 million in cash proceeds and will record income for tax purposes of approximately $60 million in 2005. It is anticipated that Grace will apply its net operating loss carryforwards to offset the taxable income generated from terminating the COLI policies, although alternative minimum taxes may apply.

Grace's federal tax returns covering 1997 through 2001 are currently under examination by the IRS and subsequent years are open for future examination.

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

With respect to foreign repatriation incentives, the Jobs Act provides an 85%
dividends received deduction with respect to certain dividends received from a
U.S. corporation's foreign subsidiaries. The dividends must be used to fund certain permitted domestic activities, as specified in the Jobs Act. These domestic activities include the building or improvement of infrastructure, research and development, and the financial stabilization of the corporation. As
Grace currently understands the repatriation provision, companies in a net operating loss carryforward position would not be eligible to utilize foreign tax credits to offset U.S. taxes on foreign dividends eligible for benefits under the Jobs Act. Such dividends would be subject to cash taxes equal to approximately 5.25% of the dividend distributions. Therefore, Grace does not expect to elect the application of the Jobs Act to foreign dividend distributions. Instead, if Grace is unable to utilize foreign tax credits to offset the U.S. tax on these dividends, it will likely opt to utilize NOLs to offset the full 35% U.S. income tax. Grace will continue to monitor IRS pronouncements with respect to the Jobs Act and will reconsider its current position if the law is either clarified or amended to permit use of its foreign tax credits to offset the U.S. tax on qualifying dividend income. In order to preserve its rights under the Jobs Act, Grace will comply with its terms in repatriating dividends in 2005. Grace is closely tracking this new law and, if the government provides guidance permitting Grace to utilize foreign tax credits to offset U.S. taxes on dividend distributions, the company will likely elect the application of the Jobs Act. The dividend-received deduction is available to taxpayers for only a limited period of time, expiring after year-end 2005.

Grace believes that the impact of probable tax return adjustments is adequately recognized as liabilities in its consolidated financial statements at March 31,
2005.

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

FINANCIAL ASSURANCES - Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At March 31, 2005,
Grace had gross financial assurances issued and outstanding of $252.5 million, comprised of $135.2 million of gross surety bonds issued by various insurance companies and $117.3 million standby letters of credit and other financial assurances issued by various banks.

MONTANA CRIMINAL PROCEEDING - On February 7, 2005, the United States Department
of Justice announced the unsealing of a 10-count grand jury indictment against
Grace and seven current or former senior level employees (United States of
America v. W. R. Grace & Co. et al) relating to Grace's former vermiculite mining and processing activities in Libby, Montana. The indictment accuses the defendants of (1) conspiracy to violate environmental laws and obstruct federal agency proceedings; (2) violations of the federal Clean Air Act; (3) wire fraud in connection with the sale of allegedly contaminated properties; and (4)
obstruction of justice. The U.S. District Court for the District of Montana has
entered a scheduling order setting a trial date of September 11, 2006.

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

The U.S. Bankruptcy Court previously granted Grace's request to advance legal and defense costs to the employees, subject to a reimbursement obligation if it is later determined that the employees did not meet the standards for indemnification set forth under the appropriate state corporate law. For the three-month period ended March 31, 2005, total expense for Grace and the employees was $6.0 million.

Grace is unable to assess whether the indictment, or any conviction resulting therefrom, will have a material adverse effect on the results of operations or financial condition of Grace or affect Grace's bankruptcy proceedings. However,
Grace expects legal fees for its

current and former employees defense could be several million dollars per quarter through the trial date. Such costs will be accounted for as incurred.

ACCOUNTING FOR CONTINGENCIES - Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. generally accepted accounting principles. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in
"liabilities subject to compromise" on the accompanying Consolidated Balance
Sheets. The amounts of these liabilities as ultimately determined through the
Chapter 11 proceedings could be materially different from amounts recorded at
March 31, 2005.

13.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

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

At the December 31, 2004 measurement date for Grace's defined benefit pension plans (the "Plans"), the accumulated benefit obligation ("ABO") was approximately $1,367 million as measured under U.S. generally accepted accounting principles. At March 31, 2005, Grace's recorded pension liability for underfunded plans was $510.1 million ($431.1 million included in liabilities not subject to compromise and $79.0 million related to supplemental pension benefits, included in "liabilities subject to compromise"). The recorded ABO liability reflects (1) the shortfall between dedicated assets and the ABO of underfunded plans ($304.1 million); and (2) the ABO of pay-as-you-go plans
($206.0 million).

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

In December 2003, President Bush signed the Medicare Prescription Drug,
Improvement and Modernization Act of 2003 (the "Act") into law. The Act introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to companies that provide a benefit that is at least actuarially equivalent (as defined in the Act) to Medicare Part D. On January
21, 2005, the Center for Medicare and Medicaid Services released the final regulations implementing the Act. Grace has determined that the prescription drug benefit under its postretirement health care plan is actuarially equivalent to the Medicare Part D benefit. Therefore, the accumulated postretirement benefit obligation (APBO) was remeasured as of January 21, 2005 to reflect the amount associated with the federal subsidy. The APBO was reduced by approximately $22.0 million and the net periodic benefit cost for 2005 will be reduced by approximately $2.8 million ($0.7 million for the three-month period ended March 31, 2005) due to the effect of the federal subsidy.

The components of net periodic benefit cost for the three months ended March 31,
2005 and 2004 are as follows:

===============================================================
 COMPONENTS OF
  NET PERIODIC
  BENEFIT COST           THREE MONTHS ENDED MARCH 31,
---------------- ----------------------------------------------
                         2005                    2004
---------------- ---------------------- -----------------------
                          NON-                   Non-
                   U.S.   U.S.    OPEB    U.S.   U.S.    OPEB
---------------- ------ ------- ------- ------- ------- -------
Service cost      $ 4.2  $ 1.9   $ 0.2   $ 2.9   $ 1.5   $ 0.2

Interest cost      14.4    4.4    1.2     13.9     4.2     1.7
Expected return
 on plan assets   (12.8)  (4.0)   --     (12.6)   (3.8)    --
Amortization of
 prior service
 cost......        1.3     0.2   (3.2)     1.4     0.2    (3.2)
Amortization of
 unrecognized
 actuarial
 loss......        5.1     1.9    0.4      4.6     1.2     0.7
Net curtailment
 and settlement
 loss......        1.0      --     --    --         --      --
                 ------ ------- ------- ------- ------- -------
NET PERIODIC
 BENEFIT
COST......      $ 13.2 $  4.4   $(1.4)  $10.2  $  3.3   $ (0.6)
===============================================================

PLAN CONTRIBUTIONS AND FUNDING - Subject to the approval of the Bankruptcy
Court, it is Grace's intention to satisfy its obligations under the Plans and to comply with all of the requirements of the Employee Retirement Income Security
Act of 1974. In that regard, Grace will seek Bankruptcy Court approval to fund minimum required payments of approximately $60 million for the July 2005 to July
2006 period. However, there can be no assurance that the Bankruptcy Court will continue to approve arrangements to satisfy the funding needs of the Plans.
Contributions to non-U.S. plans are not subject to Bankruptcy Court approval and
Grace intends to fund such plans based on actuarial and trustee recommendations.

14.  BUSINESS SEGMENT INFORMATION

Grace is a global producer of specialty chemicals and specialty materials. It generates revenues from two business segments: Davison Chemicals, which consists of the refining technologies and specialty materials product groups; and
Performance Chemicals, which consists of the specialty construction chemicals, building materials, and sealants and coatings product groups. Intersegment sales, eliminated in consolidation, are not material. The table below presents information related to Grace's business segments for the three-month period ended March 31, 2005 and 2004. Only those corporate expenses directly related to the segment are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

===============================================================

BUSINESS SEGMENT DATA                      THREE MONTHS ENDED
(In millions)                                   MARCH 31,
===============================================================
                                             2005      2004
                                           --------- ----------
NET SALES
  Davison Chemicals....................    $  334.7  $  270.9
  Performance Chemicals................       268.5     247.6
                                           --------- ----------
TOTAL..................................    $  603.2  $  518.5
                                           ========= ==========
PRE-TAX OPERATING INCOME
  Davison Chemicals....................    $   37.7  $   32.0
  Performance Chemicals................        27.3      27.6
                                           --------- ----------
TOTAL..................................     $  65.0   $  59.6
===============================================================

The table below presents information related to the geographic areas in which
Grace operated for each of the three-month periods ended March 31, 2005 and
2004, respectively.

===============================================================
GEOGRAPHIC AREA DATA                       THREE MONTHS ENDED
(In millions)                                   MARCH 31,
------------------------------------------ --------- ----------
                                             2005      2004
                                           --------- ----------
NET SALES
  United States........................    $  227.0  $  202.3
  Canada and Puerto Rico...............        33.2      22.9
                                           --------- ----------
  Total North America..................       260.2     225.2
                                           --------- ----------
  Germany..............................        28.4      28.2
  Europe, other than Germany...........       192.8     165.2
                                           --------- ----------
  Total Europe.........................       221.2     193.4
                                           --------- ----------
  Asia Pacific.........................        88.1      72.7
  Latin America........................        33.7      27.2
                                           --------- ----------
TOTAL..................................     $ 603.2   $ 518.5
===============================================================

The pre-tax operating income for Grace's business segments for each of the three-month periods ended March 31, 2005 and 2004, respectively, is reconciled below to income (loss) before Chapter 11 expenses, income taxes, and minority interest presented in the accompanying Consolidated Statements of Operations.

===============================================================
RECONCILIATION OF BUSINESS SEGMENT DATA
  TO FINANCIAL STATEMENTS                  THREE MONTHS ENDED
(In millions)                                   MARCH 31,
===============================================================
                                             2005       2004
                                           ---------- ---------
Pre-tax operating income - business
  segments.............................    $  65.0    $  59.6
Minority interest .....................        3.5        0.5
Gain (loss) on sale of investments and
  disposals of assets..................        0.9       (0.2)
Interest expense and related financing
  costs................................      (14.6)      (3.9)
Corporate costs........................      (25.3)     (21.1)
Other, net.............................       (8.3)      (3.2)
                                           ---------- ---------
Income (loss) before Chapter 11 expenses,
  income taxes, and minority interest      $  21.2    $  31.7
===============================================================

Corporate costs include expenses of corporate headquarters functions incurred in support of core operations, such as corporate financial and legal services, human resources management, communications and regulatory affairs. This item also includes certain pension and postretirement benefits, including the amortization of deferred costs that are considered a core operating expense but not allocated to business segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

FINANCIAL SUMMARY FOR FIRST QUARTER 2005

The following is a summary analysis of key financial measures of Grace's performance for the quarter ended March 31, 2005 compared with the 2004 first quarter.

o     Grace's net income for each quarter has been determined primarily by: (1)
      the performance of Grace's businesses, which employ a growth and productivity strategy to maximize business performance, and (2) the impact of legal contingencies and other noncore liabilities.

o     The 80% decline in 2005 first quarter net income compared with the prior year quarter was a result of higher interest expense to reflect rates to which Grace's general unsecured creditors would be entitled in Grace's proposed plan of reorganization, higher pension expenses to reflect recent plan experience and capital market returns, and higher legal costs related to Chapter 11 and other litigation proceedings.

o     Sales increased 16.3% compared with the first quarter of 2004 as a result of (1) higher unit volumes (including incremental sales from acquisitions), (2) selling price increases to partially offset inflation in operating costs, and (3) favorable currency translation from a weaker
      U.S. dollar.

o     Pre-tax income from core operations increased 3.1%. The pre-tax results from core operations reflect added profit from higher sales and productivity improvements, which more than offset significant inflationary increases in the costs of raw materials, transportation fuels, energy and certain operating expenses.

o     Pre-tax operating income for the Davison Chemicals segment increased
      17.8%, primarily as a result of improved sales volume, particularly in refining technologies products, and selling price increases implemented to offset higher raw materials and energy costs.

o     Pre-tax operating income for the Performance Chemicals segment was 1.1%
      lower than a strong prior year quarter. Operating income and margins were negatively affected by higher raw material and transportation costs, but were largely offset by improved volumes, selling price increases to mitigate inflation in raw material and transportation costs, and productivity gains.

o     Operating cash flow was a negative $31.7 million for the 2005 first quarter primarily due to payments of approximately $70 million for prior year performance incentives and customer volume rebates.

Grace is attempting to resolve noncore liabilities and contingencies through a voluntary bankruptcy proceeding. The noncore liabilities include asbestos-related litigation, environmental remediation, tax disputes and business litigation. Grace's operating statements include periodic adjustments to account for changes in estimates of such liabilities and developments in its
Chapter 11 proceeding. These liabilities and contingencies may result in continued volatility in net income in the future.

DESCRIPTION OF CORE BUSINESS

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

GLOBAL SCOPE - Grace operates its business on a global scale with more than 60%
of its revenue and 40% of its operating property outside the United States. Its business is conducted in more than 40 countries and in more than 20 currencies.
The business segments are managed on a global basis, serving global markets, with currency fluctuations in relation to the U.S. dollar affecting reported earnings, net assets and cash flows.

The table below shows the Grace business segments and product groups as a percentage of total Grace sales.

===============================================================

PERCENTAGE OF                            THREE MONTHS ENDED
  TOTAL GRACE SALES                           MARCH 31,
===============================================================
                                           2005       2004
                                        ----------- ----------
Refining technologies.............         32.2%       28.0%
Specialty materials...............         23.3%       24.2%
                                        ----------- ----------
DAVISON CHEMICALS.................         55.5%       52.2%
                                        ----------- ----------
Construction chemicals............         21.5%       22.5%
Building materials................         11.1%       11.5%
Sealants and coatings.............         11.9%       13.8%
                                        ----------- ----------
PERFORMANCE CHEMICALS.............         44.5%       47.8%
                                        ----------- ----------
TOTAL.............................        100.0%      100.0%
===============================================================

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

CRITICAL ACCOUNTING ESTIMATES

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

o        Pension and postretirement liabilities that depend on assumptions regarding discount rates and/or total returns on invested funds. (See
         Note 13 to the Consolidated Financial Statements.)

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

SUMMARY FINANCIAL INFORMATION AND METRICS

Set forth on the next page is a chart that lists key operating statistics, and dollar and percentage changes for the three months ended March 31, 2005 and
2004. The chart should be referenced when reading management's discussion and analysis of the results of operations and financial condition.

                                      I-25

====================================================================================================================================
ANALYSIS OF CONSOLIDATED OPERATIONS                                                           THREE MONTHS ENDED
(In millions)                                                                                      MARCH 31,
====================================================================================================================================
                                                                                                            $ Change      % Change
                                                                                 2005           2004      Fav (Unfav)   Fav (Unfav)
                                                                            -------------- ------------- ------------- -------------

NET SALES:
    Davison Chemicals.................................................      $    334.7     $    270.9    $     63.8        23.6%
    Performance Chemicals.............................................           268.5          247.6          20.9         8.4%
                                                                            -------------- ------------- ------------- -------------
TOTAL GRACE SALES - CORE OPERATIONS...................................      $    603.2     $    518.5    $     84.7        16.3%
====================================================================================================================================
PRE-TAX OPERATING INCOME:
    Davison Chemicals (1).............................................      $     37.7     $     32.0    $      5.7        17.8%
    Performance Chemicals.............................................            27.3           27.6          (0.3)       (1.1)%
    Corporate costs:
      Support functions...............................................            (9.5)          (8.0)         (1.5)      (18.8%)
      Pension, performance-related compensation, and other............           (15.8)         (13.1)         (2.7)      (20.6%)
                                                                            -------------- ------------- ------------- -------------
    Total Corporate costs.............................................           (25.3)         (21.1)         (4.2)      (19.9%)
                                                                            -------------- ------------- ------------- -------------
PRE-TAX INCOME FROM CORE OPERATIONS...................................            39.7           38.5           1.2         3.1%
PRE-TAX LOSS FROM NONCORE ACTIVITIES..................................            (8.1)          (4.3)         (3.8)      (88.4%)
     Interest expense.................................................           (14.6)          (3.9)        (10.7)         NM
     Interest income..................................................             0.7            0.9          (0.2)      (22.2%)
                                                                            -------------- ------------- ------------- -------------
INCOME (LOSS) BEFORE CHAPTER 11 EXPENSES AND INCOME TAXES.............            17.7           31.2         (13.5)      (43.3%)
Chapter 11 expenses, net..............................................            (6.0)          (4.5)         (1.5)      (33.3%)
Benefit from (provision for) income taxes.............................            (8.6)         (10.9)          2.3        21.1%
                                                                            -------------- ------------- ------------- -------------
NET INCOME (LOSS).....................................................      $      3.1     $     15.8    $    (12.7)      (80.4%)
====================================================================================================================================
KEY FINANCIAL MEASURES:
   PRE-TAX INCOME FROM CORE OPERATIONS AS PERCENTAGE OF SALES:
    Davison Chemicals (1).............................................            11.3%          11.8%          NM         (0.5) pts
    Performance Chemicals.............................................            10.2%          11.1%          NM         (0.9) pts
    Total Core Operations.............................................             6.6%           7.4%          NM         (0.8) pts
   PRE-TAX INCOME FROM CORE OPERATIONS BEFORE DEPRECIATION AND
     AMORTIZATION ....................................................      $     68.5     $     65.7    $      2.8         4.3%
     AS A PERCENTAGE OF SALES.........................................            11.4%          12.7%          NM         (1.3) pts
====================================================================================================================================
NET CONSOLIDATED SALES BY REGION:
   North America......................................................      $    260.2     $    225.2    $     35.0        15.5%
   Europe.............................................................           221.2          193.4          27.8        14.4%
   Asia Pacific.......................................................            88.1           72.7          15.4        21.2%
   Latin America......................................................            33.7           27.2           6.5        23.9%
                                                                            -------------- ------------- ------------- -------------
TOTAL.................................................................      $    603.2     $    518.5    $     84.7        16.3%
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

GRACE OVERVIEW

NET SALES - The following table identifies the quarter-over-quarter increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation.

================================================================
NET SALES             THREE MONTHS ENDED MARCH 31, 2005 AS A
 VARIANCE               PERCENTAGE INCREASE (DECREASE) FROM
 ANALYSIS                THREE MONTHS ENDED MARCH 31, 2004
================================================================
                     VOLUME   PRICE/MIX  TRANSLATION    TOTAL
                    --------- ---------- ------------ ----------
Davison Chemicals     10.5%      10.7%       2.4%       23.6%
Performance
 Chemicals ....        4.0%       2.1%       2.3%        8.4%
Net sales......        7.4%       6.5%       2.4%       16.3%
------------------- --------- ---------- ------------ ----------
BY REGION:
  North America.       6.5%       8.8%       0.2%       15.5%
  Europe.......        3.7%       5.5%       5.2%       14.4%
  Asia Pacific.        8.0%      11.3%       1.9%       21.2%
  Latin America       34.9%     (12.1)%      1.1%       23.9%
================================================================

Grace's sales in the three-month period ended March 31, 2005 were favorably impacted by higher unit volumes in refining technologies and construction chemicals products, with acquisitions contributing $16.4 million or 3.2 percentage points of the sales volume growth. Foreign currency translation contributed $12.2 million or 2.4 percentage points of the sales growth, mainly due to the strengthening of the Euro against the U.S. dollar compared with the prior year period. Selling price increases, implemented to partially offset a significant increase in raw material and energy costs, added approximately $9.4 million to 2005 first quarter sales.

PRE-TAX INCOME FROM CORE OPERATIONS - Operating profit for the three months ended March 31, 2005 was higher as compared with the prior year period due to improved sales volume, particularly in refining technologies and construction-related products, and selling price increases implemented to partially offset higher raw material and energy costs.

Corporate costs include corporate functional costs (such as financial and legal services, human resources, communications and information technology), the cost of corporate governance (including directors and officers ("D&O") liability insurance, a portion of which is allocated to noncore activities) and pension costs related to both corporate employees and to the effects of changes in assets and liabilities for all Grace pension plans. Corporate costs for the three months ended March 31, 2005 increased over the prior year period primarily due to higher pension expense that reflects updated assumptions for expected life-spans, the longevity of Grace's active work force, and amortization of deferred costs related to capital market returns in recent years.

PRE-TAX LOSS FROM NONCORE ACTIVITIES - Pre-tax loss from noncore activities reflects items not directly related to Grace's core operating units. This category of costs and income is expected to be volatile as potentially material items are addressed through Grace's Chapter 11 proceedings and/or as the financial implications of Grace's legal contingencies become better understood.

================================================================
                                              THREE MONTHS
PRE-TAX LOSS FROM NONCORE ACTIVITIES              ENDED
(In millions)                                   MARCH 31,
================================================================
                                             2005       2004
                                           ---------- ----------
Asbestos administration and insurance
  recovery, net.......................     $  (2.3)   $  --
COLI income, net......................         1.3        1.5
D&O insurance cost ...................        (1.5)      (1.3)
Pension and postretirement benefit costs      (1.3)      (2.2)
Translation effects - intercompany loan      (14.9)      --
Value of currency hedges..............        14.5       --
Foreign currency transaction effects..        (0.2)      (1.4)
Montana criminal proceeding legal fees        (6.0)      --
Other.................................         2.3       (0.9)
                                           ---------- ----------
                                           $  (8.1)   $  (4.3)
================================================================

Pre-tax loss from noncore activities for the three-month period ended March 31,
2005 was comparable with the prior year period except for a pre-tax charge of
$6.0 million in the first quarter of 2005 to accrue for legal fees related to the Montana criminal proceeding (see Note 12 to the Consolidated Financial
Statements for more information).

In March 2004, Grace began accounting for currency fluctuations on a (euro)293 million intercompany loan between Grace's subsidiaries in the United States and
Germany as a component of operating results instead of as a component of other comprehensive income. The change was prompted by new tax laws in Germany and
Grace's cash flow planning for its Chapter 11 reorganization, which indicated
that it is no longer reasonable to consider this loan as part of the permanent capital structure in Germany. In May 2004, Grace entered into a series of foreign currency hedge agreements to mitigate future currency fluctuations on the remaining loan balance. These hedge agreements have varying rates that coincide with loan repayments due periodically through June 2005. For the three months ended March 31, 2005, a $14.5 million hedge gain was recognized, offset by a $14.9 million foreign currency loss, and was reported in other (income)
expense. These hedges are considered derivative instruments that are viewed as risk management tools by Grace and are not used for trading or speculative purposes.

CHAPTER 11 EXPENSES - Although it is difficult to measure precisely how Chapter
11 has impacted Grace's overall financial performance, there are certain added costs that are directly attributable to operating under the Bankruptcy Code. Net
Chapter 11 expenses consist primarily of legal, financial and consulting fees incurred by Grace and three creditors' committees. Chapter 11 expenses for the three-

month period ended March 31, 2005 are comparable to recent quarters and reflect normal and expected activity. Grace believes that Chapter 11 expenses will range between $2 million and $7 million per quarter for the foreseeable future.

In addition, for the quarters ended March 31, 2005 and 2004, Grace's pre-tax income from core operations included expenses of $2.9 million and $3.7 million, respectively, for Chapter 11-related compensation charges. Poor stock price performance in the period leading up to and after the Filing diminished the value of Grace's stock option program to current and prospective employees, which caused Grace to change its long-term incentive compensation program into a cash-based program.

There are numerous other indirect costs to manage Grace's Chapter 11 proceedings such as: management time devoted to Chapter 11 matters; added cost of debt capital; added costs of general business insurance, including D&O liability insurance premiums; and lost business and acquisition opportunities due to the complexities of operating under Chapter 11.

INTEREST EXPENSE - Net interest expense in the three-month period ended March
31, 2005 was up $10.9 million compared with the prior year period. This increase is due to the interest to which general unsecured creditors would be entitled under the Plan. The Plan states that each holder of an allowed general unsecured claim shall be paid in full, plus post-petition interest. Post-petition interest shall accrue through the date of payment and shall be (i) for the holders of the
Debtors' pre-petition bank credit facilities, at a rate of 6.09% per annum, compounded quarterly, (ii) for the holders of claims who, but for the Filing of the Chapter 11 Cases would be entitled under a contract or otherwise to accrue or be paid interest on such claim in a non-default (or non-overdue payment)
situation under applicable non-bankruptcy law, the rate provided in the contract between a Debtor(s) and the claimant or such rate as may otherwise apply under applicable non-bankruptcy law, or (iii) for all other holders of allowed general unsecured claims, at a rate of 4.19% per annum, compounded annually. Under the
Plan, such interest, which is payable 85% in cash and 15% in Grace common stock, will not be paid until the Plan is confirmed and funded.

INCOME TAXES - Grace's provision for income taxes at the federal corporate rate of 35.0% was $4.1 million and $9.3 million for the three months ended March 31,
2005 and 2004, respectively. The primary differences between these amounts and the overall provision for income taxes is attributable to current period interest on tax contingencies and the non-deductibility of certain Chapter 11 expenses.

BUSINESS SEGMENT OVERVIEW

DAVISON CHEMICALS

================================================================
                            THREE MONTHS ENDED MARCH 31,
                      ------------------------------------------
NET SALES BY                               $ Change    % Change
 PRODUCT LINE                                 Fav        Fav
(In millions)            2005      2004     (Unfav)    (Unfav)
--------------------- --------- --------- ---------- -----------
Refining
 technologies.....    $   194.4 $   145.1 $    49.3      34.0%
Specialty materials       140.3     125.8      14.5      11.5%
                      --------- --------- ---------- -----------
TOTAL DAVISON
 CHEMICALS........    $   334.7 $   270.9 $    63.8      23.6%
================================================================

================================================================
                            THREE MONTHS ENDED MARCH 31,
                      ------------------------------------------
                                          $ Change    % Change
NET SALES BY REGION                          Fav        Fav
(In millions)            2005      2004    (Unfav)    (Unfav)
--------------------- --------- --------- ---------- -----------
North America.....    $   130.0 $   105.1 $    24.9      23.7%
Europe............        137.4     117.5      19.9      16.9%
Asia Pacific......         50.3      37.7      12.6      33.4%
Latin America.....         17.0      10.6       6.4      60.4%
                      --------- --------- ---------- -----------
TOTAL DAVISON
 CHEMICALS........    $   334.7 $   270.9 $    63.8      23.6%
================================================================

Sales

The factors affecting demand were relatively strong in refining technologies and neutral in specialty materials in the first quarter of 2005 versus the prior year period. The increase in sales of refining technologies products resulted mainly from volume gains in response to high worldwide demand for catalysts that enhance refinery through-put, upgrade crude oil feedstocks and help produce cleaner fuels, and added revenue from the contractual pass-through of commodity metals costs.

Sales of specialty materials products were about even with the prior period as higher volumes of polyolefin catalysts and favorable price/mix were offset by lower sales into consumer and automotive applications and lower sales in Western
Europe.

Sales from acquisitions accounted for $12.6 million, or 4.7 percentage points of the sales growth in the period, almost all of which was attributable to the acquisition of Alltech International Holdings, Inc. in August 2004. Sales
increases also reflected favorable foreign currency translation, which contributed 2.4 percentage points of the sales increase in the period.

Sales growth was strong in all regions. Sales in Asia Pacific and Latin America were up due to strong demand in all businesses from strong economic activity in
China and increased sales activity in Latin America. In North America, increased sales were primarily attributable to volume growth, as well as favorable product price/mix, reflecting stronger economic activity in the United States. European sales were higher due to the effects of favorable

currency translation and higher demand for refining technologies products.

Operating Income

Pre-tax operating income for the Davison Chemicals segment was up 17.8% compared with the first quarter of 2004, as contributions from higher sales of refining technologies products, acquisitions in specialty materials, favorable currency translation, favorable price/mix, and productivity gains more than offset a greater than 10% increase in raw materials and energy costs. Productivity gains were achieved primarily through increased output of manufacturing facilities and supply-chain initiatives.

PERFORMANCE CHEMICALS

================================================================
                             THREE MONTHS ENDED MARCH 31,
                        ----------------------------------------
NET SALES BY                              $ Change    % Change
 PRODUCT LINE                                Fav        Fav
(In millions)             2005     2004    (Unfav)    (Unfav)
----------------------- -------- -------- ---------- -----------
Construction chemicals  $  129.8 $  116.4 $   13.4       11.5%
Building materials..        66.8     59.8      7.0       11.7%
Sealants and coatings       71.9     71.4      0.5        0.7%
                        -------- -------- ---------- -----------
TOTAL PERFORMANCE
 CHEMICALS..........    $  268.5 $  247.6 $   20.9        8.4%
================================================================

================================================================
                              THREE MONTHS ENDED MARCH 31,
                        ----------------------------------------
                                          $ Change    % Change
NET SALES BY REGION                           Fav        Fav
(In millions)             2005     2004     (Unfav)    (Unfav)
----------------------- -------- -------- ---------- -----------
North America.......    $  130.2 $  120.1 $   10.1       8.4%
Europe..............        83.8     75.9      7.9      10.4%
Asia Pacific........        37.8     35.0      2.8       8.0%
Latin America.......        16.7     16.6      0.1       0.6%
                        -------- -------- ---------- -----------
TOTAL PERFORMANCE
 CHEMICALS..........    $  268.5 $  247.6 $   20.9       8.4%
================================================================

Sales

The increase in sales for the Performance Chemicals segment in the first quarter of 2005 compared with the first quarter of 2004 was primarily attributable to volume growth in construction chemicals, favorable foreign currency translation, price increases in response to increasing raw material costs, and several recent acquisitions, primarily the acquisition of the Tri-Flex 30(R) synthetic roof underlayments product line. Acquisitions accounted for $3.8 million, or 1.5 percentage points of the sales growth, while currency translation accounted for
2.3 percentage points.

The sales increase in construction chemicals primarily reflected the success of new product, key account and geographic growth programs, as well as strong U.S.
construction activity. Favorable currency translation impacts (2.5 percentage points) and acquisitions (0.9 percentage points) also contributed to the increase. The increase in sales of building materials was driven by strong increases in waterproofing products, both structural and residential (roofing underlayments and flashing) products, reflecting strong U.S. construction activity and growth initiatives in residential channels. The Tri-Flex 30(R)
synthetic underlayments acquisition in November 2004 (4.5 percentage points), price increases triggered by raw material cost increases, and favorable foreign currency translation (1.7 percentage points) also contributed to the increase.
Sales increases in sealants and coatings reflected pricing actions in response to raw material cost increases and favorable foreign currency translation (2.5 percentage points), offset by volume declines versus a very strong first quarter
2004.

Sales increases in North America reflected very strong U.S. construction activity, growth programs in construction chemicals and residential waterproofing, and the Tri-Flex 30(R) acquisition. In Europe, higher sales were primarily due to favorable foreign currency translation and new growth programs in construction chemicals. Sales in Asia Pacific increased as a result of broad-based volume growth and the effects of favorable foreign currency translation. Sales in Latin America were favorably impacted by currency translation and volume increases in construction chemicals and can sealants, offset by lower sales of closure sealants and coatings.

Operating Income

Pre-tax operating income was down 1.1% in the first quarter of 2005 compared with a record first quarter in 2004, reflecting significant increases in raw material and transportation costs, partially offset by sales increases, successful productivity programs and favorable foreign currency translation.

OPERATING RETURNS ON ASSETS EMPLOYED - The following charts set forth the
Davison Chemicals and Performance Chemicals total asset position and pre-tax return on average total assets as of March 31, 2005 and December 31, 2004. It should be noted that the manufacture of Davison Chemicals products generally requires significantly higher capital costs than the manufacture of Performance
Chemical products.

================================================================

DAVISON CHEMICALS                    MARCH 31,     December 31,
 (In millions)                          2005           2004
---------------------------------- --------------- -------------
Trade receivables..............      $  184.7      $   172.0
Inventory......................         155.3          151.8
Other current assets...........          18.0            4.9
                                   --------------- -------------
Total current assets...........         358.0          328.7
Properties and equipment, net..         419.2          437.6
Goodwill and other intangible
  assets.......................         102.4          105.7
Other assets...................          18.9           18.9
                                   --------------- -------------
Total assets...................      $  898.5      $   890.9
                                   =============== =============
Pre-tax return on average total          17.9%          17.8%
 assets........................
================================================================

Davison Chemicals' total assets increased by $7.6 million compared with the prior year. The increase was attributable to increased trade receivables and inventory due to increased sales, offset by $16.3 million of foreign currency translation due to the stronger U.S. dollar compared with December 31,
2004.

================================================================

PERFORMANCE CHEMICALS                 MARCH 31,    December 31,
(In millions)                            2005          2004
================================================================
Trade receivables...............     $   215.7     $   219.1
Inventory.......................         103.0          96.5
Other current assets............          12.9          14.5
                                     ------------- -------------
Total current assets............         331.6         330.1
Properties and equipment, net...         191.5         198.3
Goodwill and other intangible assets      99.1         102.2
Other assets....................          44.9          43.9
                                     ------------- -------------
Total assets....................     $   667.1     $   674.5
                                     ============= =============
Pre-tax return on average total
 assets.........................          20.2%         20.7%
================================================================

Performance Chemicals' total assets decreased by $7.4 million compared with the prior year, of which $15.4 million was attributable to currency translation reflecting the stronger U.S. dollar compared with December 31, 2004. The offsetting increase was due to overall sales growth and inventory was higher to meet increased demand. The decline in properties and equipment was caused by first quarter net depreciation.

VOLUNTARY BANKRUPTCY FILING

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

The following table summarizes net noncore liabilities at March 31, 2005 and
December 31, 2004:

================================================================

NET NONCORE LIABILITIES              MARCH 31,    December 31,
(In millions)                          2005           2004
================================================================
Asbestos-related liabilities...   $ (1,700.0)     $ (1,700.0)
Asbestos-related insurance
  receivable...................        500.0           500.0
                                  ------------------------------
Asbestos-related liability, net     (1,200.0)       (1,200.0)
Environmental remediation......       (343.8)         (345.0)
Postretirement benefits........       (115.3)         (118.9)
Retained obligations and other.        (24.8)          (25.1)
Income taxes...................       (208.7)         (210.4)
                                  ------------------------------
NET NONCORE LIABILITY..........   $ (1,892.6)     $ (1,899.4)
================================================================

The resolution of most of these noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. Grace cannot predict with any certainty how, and for what amounts, any of these contingencies will be resolved. The amounts of these liabilities as ultimately determined through the
Chapter 11 proceedings could be materially different from amounts recorded by
Grace at March 31, 2005.

PLAN OF REORGANIZATION - On November 13, 2004 Grace filed a plan of reorganization, as well as several associated documents, including a disclosure statement, with the Bankruptcy Court. On January 13, 2005, Grace filed an amended plan of reorganization (the "Plan") and related documents to address certain objections of creditors and other interested parties. The amended Plan is supported by committees representing general unsecured creditors and equity holders, but is not supported by committees representing asbestos personal injury claimants and asbestos property damage claimants. See Note 2 to the
Consolidated Financial Statements for more information on Grace's plan of reorganization.

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

1.   Grace's asbestos-related liabilities can be resolved at a net present value cost of no more than $1,700 million (including $87 million for pre-petition asbestos-related contractual settlements and

     judgments), including all property damage claims (including ZAI) and all pending and future personal injury claims; and

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

PROFORMA FINANCIAL INFORMATION - The proforma financial information of Grace presented below reflects the accounting effects of the Plan (1) as if it were put in effect on the date of Grace's most recent consolidated balance sheet -
March 31, 2005, and (2) as if it were in effect for (a) the full year ended
December 31, 2004, and (b) the three months ended March 31, 2005. The proforma financial information included herein, may not be consistent with the Plan documents filed on January 13, 2005 due to subsequent changes in operations and accounting estimates. Such proforma financial statements show how Grace's assets, liabilities, equity and income would be affected by the Plan as follows:

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

B.       Fresenius and Sealed Air Settlements

The Plan reflects the value, in the form of cash and securities, expected to be realized under each litigation settlement agreement as follows: $115.0 million of cash from Fresenius Medical Care; and, $1,046.5 million of estimated value from Sealed Air Corporation (calculated as of March 31, 2005) in the form of
$512.5 million of cash plus accrued interest at 5.5% from December 21, 2002 compounded annually (approximately $66.4 million), and nine million shares of
Sealed Air common stock valued at $51.94 per share (approximately $467.5 million). Tax accounts have been adjusted to reflect the satisfaction of Grace's recorded liabilities by way of these third-party agreements. The Fresenius settlement amount will be payable to Grace and will be accounted for as income.
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

C.       Payment of Pre-Petition Liabilities

The Plan reflects the transfer of funds and securities to settle estimated obligations payable under the Plan at the effective date. Tax accounts are adjusted to reflect the change in nature of Grace's tax assets from predominately temporary differences to predominately time-limited tax net operating losses. Non-asbestos pass-through liabilities are assumed to be paid in cash when due. The payment of liability for tax claims and contingencies includes an approximate $90 million payment made in April 2005 to the IRS related to liability and accrued interest for the 1993-1996 tax periods (see
Note 12 to the Consolidated Financial Statements).

D.       Proforma Consolidated Statement of Operations and Capital Structure

The proforma income adjustments reflect the elimination from Grace's March 31,
2005 Consolidated Statements of Operations of: (1) charges and expenses directly related to Chapter 11, (2) the accounting for estimates and provisions directly related to the Plan, and (3) the

addition of interest and new common shares related to the assumed financing of the Plan. For purposes of proforma earnings per share and proforma share capital, the trading value of Grace's common stock at March 31, 2005, of $8.52 per share, was used for calculating issued and outstanding shares. At this per share valuation, it is assumed that 69.3 million shares will be issued at the effective date of the Plan to fund asbestos and general unsecured claims, 15.3 million shares would be issuable upon exercise of warrants to satisfy Grace's estimate of PI-AO claims, and 1.2 million shares would be issued upon exercise of in-the-money stock options. Such trading value is presented solely for purposes of presenting a proforma Consolidated Statement of Operations and may not be indicative of the actual trading value of Grace common stock following the effective date of the Plan. Should Grace's distributable value per share at the effective date of the Plan be below approximately $8.75 per share, Grace would be required to revalue its balance sheet for a change in control. These proforma financial statements reflect no change in assets or income related to this potential accounting outcome.

E.       Non-asbestos Contingencies

The accompanying proforma financial information assumes all non-asbestos related contingencies (including environmental, tax and civil and criminal litigation)
are settled for recorded amounts as of March 31, 2005. Certain liabilities are assumed to be paid at the effective date based on Grace's estimate of amounts that will be determinable and payable. The remainder, which would also be subject to the approved plan of reorganization, is assumed to be paid subsequent to the effective date as amounts are either not due until a later date or will be determined through post-effective-date litigation. The ultimate value of such claims may change materially as Grace's Chapter 11 and other legal proceedings further define Grace's non-asbestos related obligations.

                                      I-32

====================================================================================================================================
                                                                                   PROFORMA ADJUSTMENTS
                                                                   ---------------------------------------------------
                                                                       BORROWINGS                        PAYMENT OF
W. R. GRACE & CO AND SUBSIDIARIES                    MARCH 31,       UNDER NEW DEBT     SEALED AIR/       REMAINING       MARCH 31,
 PROFORMA CONDENSED CONSOLIDATED BALANCE SHEET         2005            AGREEMENTS        FRESENIUS       PRE-PETITION       2005
(In millions)                                       AS REPORTED    AND CONTINGENCIES    SETTLEMENTS      LIABILITIES      PROFORMA
====================================================================================================================================

ASSETS
CURRENT ASSETS
Cash and cash equivalents........................ $     474.8      $      800.0      $     115.0       $  (1,109.4)    $    280.4
Other current assets.............................       732.0              --               --                --            732.0
                                                  ---------------- ----------------- ----------------- --------------- -------------
   TOTAL CURRENT ASSETS..........................     1,206.8             800.0            115.0          (1,109.4)       1,012.4

Non-current operating assets.....................     1,011.2              --               --                --          1,011.2
Cash value of life insurance.....................        81.0              --               --                --             81.0
 Deferred income taxes:
   Net operating loss carryforwards..............        69.3              --              (40.3)            124.2          153.2
   Temporary differences, net of valuation
   allowance ....................................       595.3              26.3           (366.3)           (124.2)         131.1
Asbestos-related insurance.......................       500.0              --               --                --            500.0
                                                  ---------------- ----------------- ----------------- --------------- -------------
   TOTAL ASSETS.................................. $   3,463.6      $      826.3      $    (291.6)      $  (1,109.4)    $  2,888.9
                                                  ================ ================= ================= =============== =============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Total Current Liabilities........................ $     330.6      $       --        $      --         $      --       $    330.6
Long-term debt...................................         1.1             800.0             --                --            801.1
Other noncurrent liabilities.....................       560.5              --               --                --            560.5
                                                  ---------------- ----------------- ----------------- --------------- -------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE......       892.2             800.0             --                --          1,692.2

Bank debt/letters of credit/capital leases.......       655.1              --               --              (652.9)           2.2
Liability for asbestos-related litigation and
 claims .........................................     1,700.0              --           (1,046.5)           (523.5)         130.0
Liability for environmental remediation..........       343.8              --               --              (231.3)         112.5
Liability for postretirement health and special
 pensions........................................       194.3              --               --                (9.2)         185.1
Liability for accounts payable and litigation....        98.2              --               --               (74.1)          24.1
Liability for tax claims and contingencies.......       208.7              --               --              (159.0)          49.7
Other nonoperating liabilities, including Plan
 contingencies...................................        --               150.0             --               (50.0)         100.0
                                                  ---------------- ----------------- ----------------- --------------- -------------
LIABILITIES SUBJECT TO COMPROMISE................     3,200.1             150.0         (1,046.5)         (1,700.0)         603.6
                                                  ---------------- ----------------- ----------------- --------------- -------------
TOTAL LIABILITIES................................     4,092.3             950.0         (1,046.5)         (1,700.0)       2,295.8
                                                  ---------------- ----------------- ----------------- --------------- -------------

SHAREHOLDER'S EQUITY (DEFICIT)
Share capital....................................       424.3              --               --               590.6        1,014.9
Retained earnings and other equity items.........    (1,053.0)           (123.7)           754.9              --           (421.8)
                                                  ---------------- ----------------- ----------------- --------------- -------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT) ............      (628.7)           (123.7)           754.9             590.6          593.1
                                                  ---------------- ----------------- ----------------- --------------- -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $   3,463.6      $      826.3      $    (291.6)      $  (1,109.4)    $  2,888.9
 (Deficit) ......................................
====================================================================================================================================

====================================================================================================================================

                                                          YEAR ENDED DECEMBER 31, 2004       THREE MONTH PERIOD ENDED MARCH 31, 2005
                                                          ----------------------------       ---------------------------------------
W.R. GRACE & CO. AND SUBSIDIARIES
   PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS        AS         PROFORMA                     AS         PROFORMA
(In millions, except per share amounts)               REPORTED     ADJUSTMENTS    PROFORMA    REPORTED     ADJUSTMENTS    PROFORMA
====================================================================================================================================

NET SALES........................................   $  2,259.9   $     --       $  2,259.9    $  603.2    $     --       $   603.2
                                                    ------------ --------------- ------------ ----------- -------------- -----------
Cost of goods sold, exclusive of depreciation
   and amortization shown separately below.......      1,431.5         --          1,431.5       392.7          --           392.7
Selling, general and administrative expenses,
   exclusive of net pension expense shown
   separately below..............................        442.8         --            442.8       119.3          (9.9)        109.4
Depreciation and amortization....................        108.8         --            108.8        28.8          --            28.8
Research and development expenses................         51.1         --             51.1        15.1          --            15.1
Net pension expense..............................         61.9         --             61.9        17.6          --            17.6
Interest expense and related financing costs.....        111.1        (51.8)          59.3        14.6          (0.4)         14.2
Provision for environmental remediation..........         21.6        (21.6)          --          --            --            --
Provision for asbestos-related litigation........        476.6       (476.6)          --          --            --            --
Other (income) expense ..........................        (68.4)        62.3           (6.1)       (6.1)         --            (6.1)
                                                    ------------ --------------- ------------ ----------- -------------- -----------
TOTAL COSTS AND EXPENSES.........................      2,637.0       (487.7)       2,149.3       582.0         (10.3)        571.7
INCOME (LOSS) BEFORE CHAPTER 11 EXPENSES, INCOME
   TAXES AND MINORITY INTEREST...................       (377.1)       487.7          110.6        21.2          10.3          31.5
Chapter 11 expenses, net.........................        (18.0)        18.0           --          (6.0)          6.0          --
Benefit from (provision for) income taxes........          1.5        (37.2)         (35.7)       (8.6)         (1.2)         (9.8)
Minority interest in consolidated entities.......         (8.7)        --             (8.7)       (3.5)         --            (3.5)
                                                    ------------ --------------- ------------ ----------- -------------- -----------
NET INCOME (LOSS)................................   $   (402.3)  $    468.5      $    66.2    $    3.1    $     15.1     $    18.2
                                                    ============ =============== ============ =========== ============== ===========
BASIC EARNINGS (LOSS) PER COMMON SHARE...........   $    (6.11)                  $    0.49    $   0.05                   $    0.13
Weighted average number of basic shares..........         65.8         70.5          136.3        66.6          70.5         137.1
DILUTED EARNINGS (LOSS) PER COMMON SHARE.........   $    (6.11)                  $    0.44    $   0.05                   $    0.12
Weighted average number of diluted shares........         65.8         85.8          151.6        67.3          85.8         153.1
====================================================================================================================================

FINANCIAL CONDITION

ASBESTOS-RELATED LITIGATION - See Note 3 to the Consolidated Financial
Statements.

ENVIRONMENTAL MATTERS - See Note 12 to the Consolidated Financial Statements.

DEFINED BENEFIT PENSION PLANS - Grace sponsors defined benefit pension plans for its employees in the United States, Canada, the United Kingdom, Australia,
Germany, Italy, France, Spain, Denmark, Japan, Philippines, South Korea, Taiwan,
South Africa, Brazil and Mexico and funds government sponsored programs in other countries where it operates. Certain of the Grace sponsored plans are advance-funded and others are pay-as-you-go. The advance-funded plans are administered by trustees who direct the management of plan assets and arrange to have obligations paid when due out of a trust. The most significant advance-funded plans cover Grace's salaried employees in the U.S. and U.K. and employees covered by collective bargaining agreements at certain of its U.S.
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

Assets available at March 31, 2005 totaled approximately $643 million down $23 million from December 31, 2004 primarily due to negative equity market returns.
It is Grace's intention to satisfy its obligations under the Plans and to comply with all of the requirements of the Employee Retirement Income Security Act of
1974. In that regard, Grace will seek Bankruptcy Court approval to fund minimum required payments of approximately $60 million for the July 2005 to July 2006 period. However, there can be no assurance that the Bankruptcy Court will continue to approve arrangements to satisfy the funding needs of the Plans.
Contributions to non-U.S. plans are not subject to Bankruptcy Court approval and
Grace intends to fund such plans based on actuarial and trustee recommendations.

See Note 13 to the Consolidated Financial Statements for the components of net periodic benefit cost for each of the three-month periods ended March 31, 2005 and 2004. Grace expects total pension expense for 2005 to be approximately $68 million, and benefit payments to retirees to aggregate to approximately $92 million for all pension programs in 2005. At March 31, 2005, Grace's recorded pension liability for U.S. and non-U.S. underfunded plans was $510.1 million
($431.1 million included in liabilities not subject to compromise and $79.0 million related to supplemental pension benefits, included in "liabilities subject to compromise") which includes the following components: (1) shortfall between dedicated assets and ABO of underfunded plans ($304.1 million); and (2)
ABO of pay-as-you-go plans ($206.0 million).

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS - Grace provides certain health care and life insurance benefits for retired employees, a large majority of which pertain to retirees of previously divested businesses. These plans are unfunded, and Grace pays the costs of benefits under these plans as they are incurred.
Grace's share of benefits under this program was $2.3 million during the three months ended March 31, 2005, compared with $2.6 million in the prior-year period. Grace's recorded liability for postretirement benefits of $115.3 million at March 31, 2005 is stated at net present value discounted at 5.5% (as discussed under Defined Benefit Pension Plans). Grace's Plan provides for the continuation of these benefits.

In December 2003, President Bush signed the Medicare Prescription Drug,
Improvement and Modernization Act of 2003 (the "Act") into law. The Act introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to companies that provide a benefit that is at least actuarially equivalent (as defined in the Act) to Medicare Part D. On January
21, 2005, the Center for Medicare and Medicaid Services released the final regulations implementing the Act. Grace has determined that the prescription drug benefit under its postretirement health care plan is actuarially equivalent to the Medicare Part D benefit. Therefore, the accumulated postretirement benefit obligation (APBO) was remeasured as of January 21, 2005 to reflect the amount associated with the federal subsidy. The APBO was reduced by approximately $22.0 million and the net periodic benefit cost for 2005 will be reduced by approximately $2.8 million ($0.7 million for the three-month period ended March 31, 2005) due to the effect of the federal subsidy.

LIQUIDITY AND CAPITAL RESOURCES

CASH RESOURCES AND AVAILABLE CREDIT FACILITIES - At March 31, 2005, Grace had
$555.8 million in cash and cash-like assets on hand ($474.8 million in cash and cash equivalents and $81.0 million in net cash value of life insurance). In addition, Grace had access to committed credit facilities aggregating $250.0 million under the DIP facility, of which $197.1 million (letters of credit and holdback provisions) was available at March 31, 2005. The term of the DIP facility expires April 1, 2006. Grace believes that these funds and credit facilities will be sufficient to finance its business strategy while in Chapter
11.

CASH FLOW FROM CORE OPERATIONS - Grace's net cash flow from core operations before investing for the three-month period ended March 31, 2005 decreased from the prior-year period due to increased investment in working capital and an increase in capital expenditures.

===============================================================
                                            THREE MONTHS
                                                ENDED
                                              MARCH 31,
CORE OPERATIONS                        ------------------------
(In millions)                             2005        2004
===============================================================
CASH FLOWS:
Pre-tax operating income............   $    39.7   $    38.5
Depreciation and amortization.......        28.8        27.2
                                       ------------------------
PRE-TAX EARNINGS BEFORE DEPRECIATION
   AND AMORTIZATION.................        68.5        65.7
Working capital and other changes...       (74.1)      (26.4)
                                       ------------------------
CASH FLOW BEFORE INVESTING..........        (5.6)       39.3
Capital expenditures................       (12.4)       (9.1)
Businesses acquired.................        (2.2)       --
                                       ------------------------
NET CASH FLOW FROM CORE OPERATIONS..   $   (20.2)  $    30.2
===============================================================

The increased investment in working capital was primarily due to payments of approximately $70 million for prior year performance incentives and customer volume rebates.

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

CASH FLOW FROM NONCORE ACTIVITIES - The cash flow from Grace's noncore activities can be volatile. Expenditures are generally governed by Bankruptcy
Court rulings and receipts are generally nonrecurring. Much of the noncore spending in the past three years has been under Chapter 11 first-day motions that allow Grace to fund postretirement benefits and required environmental remediation on Grace-owned sites. Cash inflows have been from asbestos-related insurance recovery on pre-Chapter 11 liability payments, and unusual events. In
April 2005, Grace made a $90 million payment to the U.S. Internal Revenue
Service to fund taxes and interest on settled amounts as approved by the
Bankruptcy Court.

===============================================================
                                            THREE MONTHS
                                                ENDED
                                              MARCH 31,
NONCORE ACTIVITIES                     ------------------------
(In millions)                             2005        2004
===============================================================
CASH FLOWS:
Pre-tax loss from noncore activities     $ (8.1)    $  (4.3)
Non-cash charges.....................      (2.9)        3.5
Cash spending for:
  Asbestos-related litigation,
   net of insurance recovery.........      (2.1)       (0.3)
  Environmental remediation..........      (1.2)       (2.9)
  Postretirement benefits............      (2.3)       (2.6)
  Retained obligations and other.....      (0.3)       (0.4)
                                       ------------------------
NET CASH OUTFLOW FOR NONCORE
  ACTIVITIES ........................    $(16.9)    $  (7.0)
===============================================================

See the Consolidated Statements of Cash Flows included in the Consolidated
Financial Statements for investing and financing activities for each of the three-month periods ended March 31, 2005 and 2004.

DEBT AND OTHER CONTRACTUAL OBLIGATIONS - Total debt outstanding at March 31,
2005 was $666.3 million, including $140.4 million of accrued interest on pre-petition debt. As a result of the Filing, Grace is now in default on $514.7 million of pre-petition debt which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of March 31, 2005. The automatic stay provided under the Bankruptcy Code prevents Grace's lenders from taking any action to collect the principal amounts as well as related accrued interest. However, Grace will continue to accrue and report interest on such debt during the Chapter 11 proceedings unless further developments lead management to conclude that it is probable that such interest will be compromised.

See Note 12 to the Consolidated Financial Statements for a discussion of financial assurances.

FORWARD-LOOKING STATEMENTS - The forward-looking statements contained in this document are based on current expectations regarding important risk factors.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Grace had no outstanding derivative financial instruments that qualify for accounting treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" at March 31, 2005. Grace has entered into foreign exchange forward contracts to manage exposure to fluctuations in foreign currency exchange rates on an intercompany loan between Grace and a subsidiary in Germany. (See Note 5 to the Consolidated Financial Statements.) For further information concerning Grace's quantitative and qualitative disclosures about market risk, refer to Note 8 in the Consolidated Financial Statements in Grace's
2004 Annual Report on Form 10-K.

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
Management is also responsible for establishing and maintaining adequate internal control over financial reporting. These internal controls consist of policies and procedures that are designed to assess and monitor the effectiveness of the control environment including: risk identification, governance structure, delegations of authority, information flow, communications and control activities. A chartered Disclosure Committee oversees Grace's public financial reporting process and key managers are required to confirm their compliance with Grace's policies and internal controls quarterly. While no system of internal controls can ensure elimination of all errors and irregularities, Grace's internal controls, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed, transactions are properly executed and reported, and appropriate disclosures are made. The concept of reasonable assurance is based on the recognition that there are limitations in all systems of internal control and that the costs of such systems should be balanced with their benefits. The Audit Committee of the Board of Directors, which is comprised solely of independent directors, meets regularly with Grace's senior financial management, internal auditors and independent auditors to review audit plans and results, as well as the actions taken by management in discharging its responsibilities for accounting, financial reporting and internal controls. The Audit Committee is responsible for the selection and compensation of the independent auditors. Grace's financial management, internal auditors and independent auditors have direct and confidential access to the Audit Committee at all times.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2005, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to
Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange
Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief
Financial Officer concluded that Grace's disclosure controls and procedures are effective in ensuring that information required to be disclosed in Grace's periodic filings under the Exchange Act is accumulated and communicated to such officers to allow timely decisions regarding required disclosures. There was no significant change in Grace's internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, Grace's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

Notes 2, 3 and 12 to the interim consolidated financial statements in Part I of this Report are incorporated herein by reference.

ITEM 6.  EXHIBITS
--------------------------------------------------------------------------------

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

                                      II-1

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the
Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               W.R. GRACE & CO
                                               ---------------
                                                 (Registrant)

Date:  May 6, 2005                             By /s/ Paul J. Norris
                                                  ------------------
                                                  Paul J. Norris
                                                  Chairman and
                                                  Chief Executive Officer

Date:  May 6, 2005                             By /s/ Robert M. Tarola
                                                  --------------------
                                                  Robert M. Tarola
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

                                      II-2

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

                                      II-3