Form 10-Q
period 2005-06-30
W R GRACE & CO
filed 2005-08-08
CIK 1045309

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[_]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-13953

                                W. R. GRACE & CO.

        Delaware                                                  65-0773649
------------------------                                     -------------------
(State of Incorporation)                                       (I.R.S. Employer
                                                             Identification No.)

                                7500 Grace Drive
                            Columbia, Maryland 21044
                                 (410) 531-4000
                          ----------------------------
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

                                 Yes [X] No [_]

66,915,396 shares of Common Stock, $0.01 par value, were outstanding at July 31,
2005.

================================================================================

                       W. R. GRACE & CO. AND SUBSIDIARIES

                                Table of Contents
                                -----------------



                                                                                Page No.
                                                                              ------------

PART I.  FINANCIAL INFORMATION
------

Item 1.     Financial Statements                                                   I-1

               Report of Independent Registered Public Accounting Firm             I-2

               Consolidated Statements of Operations                               I-3

               Consolidated Statements of Cash Flows                               I-4

               Consolidated Balance Sheets                                         I-5

               Consolidated Statements of Shareholders' Equity (Deficit)           I-6

               Consolidated Statements of Comprehensive Income (Loss)              I-6

               Notes to Consolidated Financial Statements                      I-7 to I-26

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             I-27 to I-41

Item 3.     Quantitative and Qualitative Disclosures About Market Risk            I-42

Item 4.     Controls and Procedures                                               I-42

PART II. OTHER INFORMATION
-------

Item 1.     Legal Proceedings                                                     II-1

Item 6.     Exhibits                                                              II-1


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

With respect to the unaudited financial information of W. R. Grace & Co. for the three-month and six-month periods ended June 30, 2005 and 2004, respectively, included in the Company's Quarterly Report on Form 10-Q for the quarter ended
June 30, 2005, PricewaterhouseCoopers LLP reported that it has applied limited procedures in accordance with the standards of the Public Company Accounting
Oversight Board (United States) for a review of such information. However, its separate report dated August 8, 2005 appearing herein, states that it did not audit and it does not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the unaudited financial information because that report is not a "report" or a
"part" of the registration statement prepared or certified by
PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF W. R. GRACE & CO.:

We have reviewed the accompanying consolidated balance sheets of W. R. Grace &
Co. and its subsidiaries as of June 30, 2005, and the related consolidated statements of operations, of shareholders' equity (deficit) and of comprehensive income (loss) for each of the three-month and six-month periods ended June 30,
2005 and June 30, 2004 and the consolidated statements of cash flows for the six-month periods ended June 30, 2005 and June 30, 2004. These interim financial statements are the responsibility of the Company's management.

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

The accompanying consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Notes 1 and 2 to the consolidated interim financial statements, on April 2,
2001, the Company and substantially all of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code, which raises substantial doubt about the Company's ability to continue as a going concern in its present form. Management's intentions with respect to this matter are also described in Notes 1 and 2. The accompanying consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with the standards of the Public
Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, of cash flows, of shareholders' equity (deficit) and of comprehensive income (loss) for the year then ended, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004; and in our report dated March
4, 2005, we expressed (i) an unqualified opinion on those consolidated financial statements with an explanatory paragraph relating to the Company's ability to continue as a going concern and, (ii) unqualified opinions on management's assessment of the effectiveness of the Company's internal control over financial reporting and on the effectiveness of the Company's internal control over financial reporting. The consolidated financial statements and management's assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
August 8, 2005



==========================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                THREE MONTHS ENDED     SIX MONTHS ENDED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                      JUNE 30,              JUNE 30,
==========================================================================================================
In millions, except per share amounts                                2005     2004       2005       2004
                                                                    --------------------------------------

Net sales .....................................................     $676.5   $572.4    $1,279.7   $1,090.9
                                                                    --------------------------------------

Cost of goods sold, exclusive of depreciation and
   amortization shown separately below ........................      439.7    357.2       832.4      688.4
Selling, general and administrative expenses, exclusive of
   net pension expense shown separately below .................      119.4    111.4       238.7      212.9
Depreciation and amortization .................................       28.6     26.3        57.4       53.5
Research and development expenses .............................       15.1     13.0        30.2       25.7
Net pension expense ...........................................       19.5     16.1        37.1       29.6
Interest expense and related financing costs ..................       13.3      3.9        27.9        7.8
Provision for environmental remediation .......................         --       --          --         --
Provision for asbestos-related litigation, net of insurance ...         --       --          --         --
Other (income) expense ........................................      (23.9)     4.6       (30.0)       1.4
                                                                    --------------------------------------
                                                                     611.7    532.5     1,193.7    1,019.3
                                                                    --------------------------------------

Income (loss) before Chapter 11 expenses, income taxes, and
   minority interest ..........................................       64.8     39.9        86.0       71.6
Chapter 11 expenses, net ......................................       (4.6)    (3.0)      (10.6)      (7.5)
Benefit from (provision for) income taxes .....................      (20.0)   (13.0)      (28.6)     (23.9)
Minority interest in consolidated entities ....................       (7.5)    (2.6)      (11.0)      (3.1)
                                                                    --------------------------------------
   NET INCOME (LOSS) ..........................................     $ 32.7   $ 21.3    $   35.8   $   37.1
==========================================================================================================

BASIC EARNINGS (LOSS) PER COMMON SHARE:
   Net income (loss) ..........................................     $ 0.49   $ 0.32    $   0.54   $   0.57
   Average number of basic shares .............................       66.9     65.6        66.8       65.6

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
   Net income (loss) ..........................................     $ 0.49   $ 0.32    $   0.53   $   0.56
   Average number of diluted shares ...........................       67.2     65.8        67.3       65.8
==========================================================================================================


  The Notes to Consolidated Financial Statements are an integral part of these statements.



================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                            SIX MONTHS ENDED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                  JUNE 30,
------------------------------------------------------------------------------------------------
In millions                                                                     2005     2004
                                                                              ------------------

OPERATING ACTIVITIES
Income (loss) before Chapter 11 expenses, income taxes, and minority
   interest ...............................................................   $  86.0   $  71.6
Reconciliation to net cash provided by (used for) operating activities:
   Depreciation and amortization ..........................................      57.4      53.5
   Interest accrued on pre-petition liabilities subject to compromise .....      25.4       5.4
   Net (gain) loss on sales of investments and disposals of assets ........      (0.5)      0.3
   Net pension expense ....................................................      37.1      29.6
   Payments to fund defined benefit pension arrangements ..................     (13.2)     (5.2)
   Provision for environmental remediation ................................        --        --
   Provision for asbestos-related litigation, net of insurance ............        --        --
   Net income from life insurance policies ................................      (1.9)     (2.2)
   Provision for uncollectible receivables ................................       0.9       1.1
   Payments under postretirement benefit plans ............................      (5.1)     (5.5)
   Expenditures for environmental remediation .............................      (3.0)     (2.9)
   Expenditures for retained obligations of divested businesses ...........      (0.5)     (0.7)
   Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency translation:
         Working capital items ............................................     (75.0)    (55.8)
         Other accruals and non-cash items ................................     (44.4)     16.5
                                                                              ------------------
   NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES BEFORE INCOME
      TAXES AND CHAPTER 11 EXPENSES .......................................      63.2     105.7
Cash paid to settle Chapter 11 contingencies ..............................    (119.7)       --
Chapter 11 expenses paid, net .............................................      (9.0)     (6.1)
Income taxes paid, net of refunds .........................................     (14.9)    (13.8)
                                                                              ------------------
   NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES ...................     (80.4)     85.8
                                                                              ------------------

INVESTING ACTIVITIES
Capital expenditures ......................................................     (31.3)    (22.5)
Businesses acquired, net of cash acquired .................................      (2.2)       --
Proceeds from termination of life insurance policies ......................      14.8        --
Net investment in life insurance policies .................................        --     (11.4)
Proceeds from life insurance policies .....................................       2.4      10.5
Proceeds from sales of investments and disposals of assets ................       1.9       1.3
                                                                              ------------------
   NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES ...................     (14.4)    (22.1)
                                                                              ------------------

FINANCING ACTIVITIES
Net payment of loans secured by cash value of life insurance ..............      (0.6)     (2.7)
Borrowings under credit facilities, net of repayments .....................      (1.2)      6.3
Fees under debtor-in-possession credit facility ...........................      (1.1)     (1.0)
Proceeds from exercise of stock options ...................................       3.0       0.2
                                                                              ------------------
   NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES ...................       0.1       2.8
                                                                              ------------------
Effect of currency exchange rate changes on cash and cash equivalents .....     (11.7)     (4.0)
                                                                              ------------------
   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................    (106.4)     62.5
Cash and cash equivalents, beginning of period ............................     510.4     309.2
                                                                              ------------------
Cash and cash equivalents, end of period ..................................   $ 404.0   $ 371.7
================================================================================================


  The Notes to Consolidated Financial Statements are an integral part of these statements.



======================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES                                            JUNE 30,   DECEMBER 31,
CONSOLIDATED BALANCE SHEETS (UNAUDITED)                                         2005         2004
------------------------------------------------------------------------------------------------------
In millions, except par value and shares

ASSETS
CURRENT ASSETS
Cash and cash equivalents .................................................   $  404.0     $  510.4
Trade accounts receivable, less allowance of $6.9 (2004 - $5.8) ...........      435.4        390.9
Inventories ...............................................................      266.4        248.3
Deferred income taxes .....................................................       21.7         16.3
Other current assets ......................................................       54.8         62.6
                                                                              ------------------------
   TOTAL CURRENT ASSETS ...................................................    1,182.3      1,228.5

Properties and equipment, net of accumulated depreciation and
   amortization of $1,327.6 (2004 - $1,325.9) .............................      599.7        645.3
Goodwill ..................................................................      104.0        111.7
Cash value of life insurance policies, net of policy loans ................       81.3         96.0
Deferred income taxes .....................................................      675.0        667.4
Asbestos-related insurance ................................................      500.0        500.0
Other assets ..............................................................      281.0        290.0
                                                                              ------------------------
   TOTAL ASSETS ...........................................................   $3,423.3     $3,538.9
                                                                              ========================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
Debt payable within one year ..............................................   $   11.0     $   12.4
Accounts payable ..........................................................      160.2        146.0
Income taxes payable ......................................................       13.7          7.7
Other current liabilities .................................................      186.5        221.5
                                                                              ------------------------
   TOTAL CURRENT LIABILITIES ..............................................      371.4        387.6

Debt payable after one year ...............................................        0.5          1.1
Deferred income taxes .....................................................       58.3         64.1
Unfunded defined benefit pension liability ................................      438.6        424.9
Other liabilities .........................................................       49.4         75.3
                                                                              ------------------------
   TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE ............................      918.2        953.0

LIABILITIES SUBJECT TO COMPROMISE - NOTE 2 ................................    3,110.4      3,207.7
                                                                              ------------------------
   TOTAL LIABILITIES ......................................................    4,028.6      4,160.7
                                                                              ------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock issued, par value $0.01; 300,000,000 shares authorized;
   outstanding: 2005 - 66,915,396 (2004 - 66,395,721) .....................        0.8          0.8
Paid-in capital ...........................................................      423.4        426.5
Accumulated deficit .......................................................     (537.4)      (573.2)
Treasury stock, at cost: shares: 2005 - 10,064,364; (2004 - 10,584,039) ...     (119.7)      (125.9)
Accumulated other comprehensive income (loss) .............................     (372.4)      (350.0)
                                                                              ------------------------
   TOTAL SHAREHOLDERS' EQUITY (DEFICIT) ...................................     (605.3)      (621.8)
                                                                              ------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) ...................   $3,423.3     $3,538.9
======================================================================================================


  The Notes to Consolidated Financial Statements are an integral part of these statements.



=================================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
=================================================================================================================
                                                                                    Accumulated        TOTAL
                                          Common Stock                                 Other       SHAREHOLDERS'
                                              and         Accumulated   Treasury   Comprehensive       EQUITY
In millions                             Paid-in Capital     Deficit       Stock    Income (Loss)     (DEFICIT)
-----------------------------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 2005 .............       $424.3          $(570.1)    $(119.9)      $(363.0)        $(628.7)
Net income ..........................           --             32.7          --            --            32.7
Stock plan activity .................         (0.1)              --         0.2            --             0.1
Other comprehensive income (loss) ...           --               --          --          (9.4)           (9.4)
                                           ----------------------------------------------------------------------
BALANCE, JUNE 30, 2005 ..............       $424.2          $(537.4)    $(119.7)      $(372.4)        $(605.3)
                                           ----------------------------------------------------------------------

BALANCE, DECEMBER 31, 2004 ..........       $427.3          $(573.2)    $(125.9)      $(350.0)        $(621.8)
Net income ..........................           --             35.8          --            --            35.8
Stock plan activity .................         (3.1)              --         6.2            --             3.1
Other comprehensive income (loss) ...           --               --          --         (22.4)          (22.4)
                                           ----------------------------------------------------------------------
BALANCE, JUNE 30, 2005 ..............       $424.2          $(537.4)    $(119.7)      $(372.4)        $(605.3)
=================================================================================================================




=======================================================================================================
W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)           THREE MONTHS ENDED   SIX MONTHS ENDED
(UNAUDITED)                                                           JUNE 30,            JUNE 30,
=======================================================================================================
In millions                                                        2005    2004        2005     2004
                                                                 --------------------------------------

NET INCOME (LOSS) ............................................    $32.7   $ 21.3      $ 35.8   $ 37.1

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments .....................     (9.4)    (2.5)      (22.4)    (7.5)
Minimum pension liability adjustments, net of income taxes ...       --    (35.3)         --    (35.3)
                                                                 --------------------------------------
Total other comprehensive income (loss) ......................     (9.4)   (37.8)      (22.4)   (42.8)
                                                                 --------------------------------------
COMPREHENSIVE INCOME (LOSS) ..................................    $23.3   $(16.5)     $ 13.4   $ (5.7)
=======================================================================================================


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

VOLUNTARY BANKRUPTCY FILING - During 2000 and the first quarter of 2001, Grace experienced several adverse developments in its asbestos-related litigation, including: a significant increase in personal injury claims, higher than expected costs to resolve personal injury and certain property damage claims, and class action lawsuits alleging damages from Zonolite Attic Insulation, or
ZAI, a former Grace attic insulation product.

After a thorough review of these developments, the Board of Directors concluded that a federal court-supervised bankruptcy process provided the best forum available to achieve fairness in resolving these claims and on April 2, 2001
(the "Filing Date"), Grace and 61 of its United States subsidiaries and affiliates, including Grace-Conn. (collectively, the "Debtors"), filed voluntary petitions for reorganization (the "Filing") under Chapter 11 of the United
States Bankruptcy Code in the United States Bankruptcy Court for the District of
Delaware (the "Bankruptcy Court"). The cases were consolidated and are being jointly administered under case number 01-01139 (the "Chapter 11 Cases").
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

The results of operations for the six-month interim period ended June 30, 2005 are not necessarily indicative of the results of operations for the year ending
December 31, 2005.

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

o    Contingent liabilities such as asbestos-related matters (see Notes 2 and
     3), environmental remediation (see Note 12), income taxes (see Note 12), and litigation (see Note 12).

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

EFFECT OF NEW ACCOUNTING STANDARDS - In March 2005, the Financial Accounting
Standards Board ("FASB") issued FIN 47, "Accounting for Conditional Asset
Retirement Obligations - an interpretation of FASB Statement No. 143," to provide clarification that the term conditional asset retirement obligation, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability's fair value can be reasonably estimated. This Interpretation is effective no later than fiscal years ending after December 31, 2005. This Interpretation will not have a material impact on Grace's Consolidated Financial Statements.

In December 2004, the FASB revised Statement of Financial Accounting Standards
("SFAS") No. 123, "Share-Based Payment," to require companies to measure and recognize in operations the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. The provisions of this standard are effective for Grace in 2006. As Grace has not granted equity options or rights while in Chapter 11, this standard should not have a material impact on the Consolidated Financial Statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4," to provide clarification that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period charges. In addition, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for Grace in 2006. Grace is currently evaluating the impact the standard will have on the Consolidated Financial Statements.

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
No compensation cost was recognized for the Company's stock-based incentive compensation plans in pro forma net income for the three-month and six-month periods ended June 30, 2005 due to the fact that all prior grants had vested and were fully expensed in prior periods. There were no option grants in the first six months of 2005 or the year ended 2004.

--------------------------------------------------------------------------------
2.   CHAPTER 11 RELATED INFORMATION
--------------------------------------------------------------------------------

PLAN OF REORGANIZATION - On November 13, 2004 Grace filed a plan of reorganization, as well as several associated documents, including a disclosure statement, with the Bankruptcy Court. On January 13, 2005, Grace filed an amended plan of reorganization (the "Plan") and related documents to address certain objections of creditors and other interested parties. The Plan is supported by committees representing general unsecured creditors and equity holders, but is not supported by committees representing asbestos personal injury claimants and asbestos property damage claimants.

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

The Plan will become effective only after a vote of eligible creditors and with the approval of the Bankruptcy Court and the U.S. District Court for the
District of Delaware. Votes on the Plan may not be solicited until the
Bankruptcy Court approves the disclosure statement. The Debtors have received an extension of their exclusive right to propose a plan of reorganization through
August 29, 2005.

Under the terms of the Plan, claims will be satisfied under the Chapter 11 cases as follows:

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

2.   Personal injury claims that do not meet the exposure and medical criteria necessary to qualify as PI-SE Claims (Personal Injury-Asymptomatic and
     Other or "PI-AO" Claims) - This class would contain all asbestos-related personal injury claims against Grace that do not meet the specific requirements to be PI-SE Claims, but do meet certain other specified exposure and medical criteria.

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
The Bankruptcy Court has verbally indicated that it will enter case management orders for estimating liability for personal injury claims and property damage claims, excluding ZAI claims. Grace does not expect the estimation process to be completed before mid-2006.

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

The PI-SE Claims, the PD Claims and the related trust administration costs and expenses would be funded with (1) a payment of $512.5 million in cash (plus interest at 5.5% compounded annually from December 21, 2002) and nine million shares of common stock of Sealed Air Corporation ("Sealed Air") to be made directly by Cryovac, Inc. ("Cryovac") to the asbestos trust pursuant to the terms of a settlement agreement resolving asbestos-related, successor liability and fraudulent transfer claims against Sealed Air and Cryovac and (2) Grace common stock. The amount of Grace common stock required to satisfy these claims will depend on the liability measures approved by the Bankruptcy Court and the value of the Sealed Air settlement, which changes daily with the accrual of interest and the trading value of Sealed Air common stock. The Sealed Air settlement agreement has been approved by the Bankruptcy Court, but remains subject to the fulfillment of specified conditions.

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

Other Claims
------------

The Plan provides that all allowed claims other than those covered under the asbestos trust would be paid 100% in cash (if such claims qualify as administrative or priority claims) or 85% in cash and 15% in Grace common stock (if such claims qualify as general unsecured claims). Grace estimates that claims with a recorded value of approximately $1,164 million, including interest accrued through June 30, 2005, would be satisfied in this manner at the effective date of the Plan. Grace would finance these payments with cash on hand, cash from Fresenius Medical Care Holdings, Inc. ("Fresenius")
paid in settlement of asbestos and other Grace-related claims, new Grace debt, and Grace common stock. Grace would satisfy other non-asbestos related liabilities and claims (primarily certain environmental, tax, pension and retirement medical obligations) as they become due and payable over time.
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

Approximately 14,900 proofs of claim were filed by the bar date. Of these claims, approximately 9,400 were non-asbestos related, approximately 4,300 were for asbestos-related property damage, and approximately 1,000 were for medical monitoring. The medical monitoring claims were made by individuals who allege exposure to asbestos through Grace's products or operations. These claims, if sustained, would require Grace to fund ongoing health monitoring costs for qualified claimants. In addition, approximately 750 proofs of claim were filed after the bar date.

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

The Debtors have analyzed the claims as filed and have found that many are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of June 30, 2005, the Debtors had filed with the Bankruptcy
Court objections to 1,490 claims. Most of these objections were non-substantive
(duplicates, no supporting documentation,

late filed claims, etc.). Of such claims, 1,198 have been expunged, 215 have been resolved, 34 have been withdrawn, and the remainder will be addressed through the claims objection process and the dispute resolution procedures approved by the Bankruptcy Court. The Debtors expect to file objections to a substantial number of additional claims.

Grace believes that its recorded liabilities for claims subject to the bar date represent a reasonable estimate of the ultimate allowable amount for claims that are not in dispute or have been submitted with sufficient information to both evaluate the merit and estimate the value of the claim. The asbestos-related claims are considered as part of Grace's overall asbestos liability and are being accounted for in accordance with the conditions precedent under the Plan, as described in "Accounting Impact" below. As claims are resolved, or where better information becomes available and is evaluated, Grace will make adjustments to the liabilities recorded on its financial statements as appropriate. Any such adjustments could be material to its consolidated financial position and results of operations.

LITIGATION PROCEEDINGS IN BANKRUPTCY COURT - In September 2000, Grace was named in a purported class action lawsuit filed in California Superior Court for the
County of San Francisco, alleging that the 1996 reorganization involving a predecessor of Grace and Fresenius and the 1998 reorganization involving a predecessor of Grace and Sealed Air were fraudulent transfers. The Bankruptcy
Court authorized the Official Committee of Asbestos Personal Injury Claimants
and the Official Committee of Asbestos Property Damage Claimants to proceed with claims against Fresenius and Sealed Air and Cryovac on behalf of the Debtors'
bankruptcy estate.

On November 29, 2002, Sealed Air (and Cryovac) and Fresenius each announced that they had reached agreements in principle with such Committees to settle asbestos, successor liability and fraudulent transfer claims related to such transactions (the "litigation settlement agreements"). Under the terms of the
Fresenius settlement, subject to the fulfillment of certain conditions,
Fresenius would contribute $115.0 million to the Debtors' estate as directed by the Bankruptcy Court upon confirmation of the Debtors' plan of reorganization.
In July 2003, the Fresenius settlement was approved by the Bankruptcy Court.
Under the terms of the Sealed Air settlement, subject to the fulfillment of certain conditions, Cryovac would make a payment of $512.5 million (plus interest at 5.5% compounded annually, commencing on December 21, 2002) and nine million shares of Sealed Air common stock (collectively valued at $1,034.8 million as of June 30, 2005), as directed by the Bankruptcy Court upon confirmation of the Debtors' plan of reorganization. In June 2005, the Sealed
Air settlement was approved by the Bankruptcy Court.

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
As of June 30, 2005, such pre-petition liabilities include fixed obligations
(such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation, and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance
Sheets based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the litigation settlements with
Sealed Air and Fresenius, as such agreements are subject to conditions which, although expected to be met, have not been satisfied and confirmed by the
Bankruptcy Court. The value available under these litigation settlement agreements as measured at June 30, 2005, was $1,149.8 million comprised of
$115.0 million in cash from Fresenius and $1,034.8 million in cash and stock from Cryovac. Payments under the Sealed Air settlement will be paid directly to the asbestos trust by Cryovac, and will be accounted for as a satisfaction of a portion of Grace's recorded asbestos-related liability and a credit to shareholder's equity.

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

Components of liabilities subject to compromise are as follows:
================================================================================
                                                         JUNE 30,   December 31,
(In millions) (Unaudited)                                  2005         2004
--------------------------------------------------------------------------------
Debt, pre-petition plus
   accrued interest ..................................   $  664.8     $  645.8
Asbestos-related liability ...........................    1,700.0      1,700.0
Income taxes .........................................      143.2        210.4
Environmental remediation ............................      320.6        345.0
Postretirement benefits other
   than pension ......................................      111.1        118.9
Unfunded special pension
   arrangements ......................................       74.2         77.4
Retained obligations of
   divested businesses ...............................       15.6         25.1
Accounts payable .....................................       31.3         31.3
Other accrued liabilities ............................       49.6         53.8
                                                         ----------------------
TOTAL LIABILITIES SUBJECT TO
   COMPROMISE ........................................   $3,110.4     $3,207.7
================================================================================

Note that the unfunded special pension arrangements reflected above exclude
non-U.S. plans and qualified U.S. plans that became underfunded subsequent to the Filing. Contributions to qualified U.S. plans are subject to Bankruptcy
Court approval.

CHANGE IN LIABILITIES SUBJECT TO COMPROMISE

Set forth below is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through June 30, 2005.

================================================================================
                                                                   Cumulative
(In millions) (Unaudited)                                         Since Filing
--------------------------------------------------------------------------------
Balance, Filing Date ..........................................     $2,366.0
Cash disbursements and/or reclassifications under
   Bankruptcy Court orders:
      Freight and distribution order ..........................         (5.7)
      Trade accounts payable order ............................         (9.1)
      Settlements of Chapter 11 contingencies .................       (119.7)
      Other court orders including employee wages and
         benefits, sales and use tax, and customer programs ...       (278.8)
Expense/(income) items:
   Interest on pre-petition liabilities .......................        178.4
   Employee-related accruals ..................................         22.4
   Change in estimate of asbestos-related contingencies .......        744.8
   Change in estimate of environmental contingencies ..........        240.6
   Change in estimate of income tax contingencies .............         (2.8)
Balance sheet reclassifications ...............................        (25.7)
                                                                    --------
Balance, end of period ........................................     $3,110.4
================================================================================

Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

CHAPTER 11 EXPENSES
================================================================================
                                                   THREE MONTHS    SIX MONTHS
                                                      ENDED           ENDED
(In millions) (Unaudited)                            JUNE 30,        JUNE 30,
================================================================================
                                                   2005    2004    2005    2004
                                                  ------------------------------
Legal and financial advisory fees .............   $ 6.2   $ 3.3   $14.0   $ 8.1
Interest income ...............................    (1.6)   (0.3)   (3.4)   (0.6)
                                                  ------------------------------
Chapter 11 expenses, net ......................   $ 4.6   $ 3.0   $10.6   $ 7.5
================================================================================

Pursuant to SOP 90-7, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.

CONDENSED FINANCIAL INFORMATION OF THE DEBTORS

================================================================================
W. R. GRACE & CO. - CHAPTER 11
   FILING ENTITIES
   DEBTOR-IN-POSSESSION
   STATEMENTS OF OPERATIONS                                     SIX MONTHS ENDED
(In millions) (Unaudited)                                           JUNE 30,
--------------------------------------------------------------------------------
                                                                 2005     2004
                                                               -----------------
Net sales, including intercompany ...........................   $638.3   $565.2
                                                               -----------------
Cost of goods sold, including intercompany, exclusive of
   depreciation and amortization shown separately below .....    439.3    400.0
Selling, general and administrative expenses, exclusive of
   net pension expense shown separately below ...............    136.5    129.8
Research and development expenses ...........................     19.2     17.4
Depreciation and amortization ...............................     30.5     28.4
Net pension expense .........................................     26.7     23.1
Interest expense and related financing costs ................     27.5      7.5
Other (income) expense ......................................    (48.6)    (9.7)
                                                               -----------------
                                                                 631.1    596.5
                                                               -----------------
Income (loss) before Chapter 11 expenses, income taxes,
   and equity in net income of non-filing entities ..........      7.2    (31.3)
Chapter 11 expenses, net ....................................    (10.4)    (7.5)
Benefit from (provision for) income taxes ...................     (8.7)    (2.9)
                                                               -----------------
Income (loss) before equity in net income of non-filing
   entities .................................................    (11.9)   (41.7)
Equity in net income of non-filing entities .................     47.7     78.8
                                                               -----------------
NET INCOME (LOSS) ...........................................   $ 35.8   $ 37.1
================================================================================

================================================================================
W. R. GRACE & CO. - CHAPTER 11 FILING
   ENTITIES DEBTOR-IN-POSSESSION
   CONDENSED STATEMENTS OF CASH FLOWS                        SIX MONTHS ENDED
(In millions) (Unaudited)                                        JUNE 30,
--------------------------------------------------------------------------------
                                                              2005     2004
                                                          ----------------------
OPERATING ACTIVITIES
Income (loss) before Chapter 11 expenses, income taxes,
   and equity in net income of non-filing entities ......   $   7.2   $(31.3)
Reconciliation to net cash provided by (used for)
   operating activities:
   Non-cash items, net ..................................      54.0     31.3
   Contributions to defined benefit pension plans .......      (8.3)    (2.2)
   Cash paid to settle Chapter 11 contingencies .........    (119.7)      --
   Changes in other assets and liabilities, excluding
      the effect of businesses acquired/divested ........     (81.6)   (13.4)
                                                          ----------------------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES ....    (148.4)   (15.6)

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES ....      45.3    101.0

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES ....      (1.7)    (3.7)
                                                          ----------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....    (104.8)    81.7
Cash and cash equivalents, beginning of period ..........     340.0    120.5
                                                          ----------------------
Cash and cash equivalents, end of period ................   $ 235.2   $202.2
================================================================================

================================================================================
W. R. GRACE & CO. -
   CHAPTER 11 FILING ENTITIES
   DEBTOR-IN-POSSESSION
   BALANCE SHEETS                                    JUNE 30,   December 31,
(In millions) (Unaudited)                              2005         2004
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents ........................   $  235.2   $  340.0
Trade accounts receivable, net ...................      125.3      111.6
Receivables from non-filing entities, net ........       61.8       37.8
Inventories ......................................       83.8       76.9
Other current assets .............................       33.3       38.1
                                                     -----------------------
TOTAL CURRENT ASSETS .............................      539.4      604.4

Properties and equipment, net ....................      345.6      359.9
Cash value of life insurance policies, net of
   policy loans ..................................       81.3       96.0
Deferred income taxes ............................      673.2      666.2
Asbestos-related insurance .......................      500.0      500.0
Loans receivable from non-filing entities, net ...      330.4      358.6
Investment in non-filing entities ................      470.6      468.4
Other assets .....................................      107.1      101.7
                                                     -----------------------
TOTAL ASSETS .....................................   $3,047.6   $3,155.2
================================================================================

                                      I-13

================================================================================
                                                         JUNE 30,   December 31,
(In millions) (Unaudited)                                  2005         2004
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
Current liabilities ..................................   $  165.2     $  187.5
Other liabilities ....................................      377.3        381.8
                                                        -----------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE ..........      542.5        569.3

LIABILITIES SUBJECT TO COMPROMISE ....................    3,110.4      3,207.7
                                                        -----------------------
TOTAL LIABILITIES ....................................    3,652.9      3,777.0

SHAREHOLDERS' EQUITY (DEFICIT) .......................     (605.3)      (621.8)
                                                        -----------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
   (DEFICIT) .........................................   $3,047.6     $3,155.2
================================================================================

In addition to Grace's financial reporting obligations as prescribed by the U.S.
Securities and Exchange Commission, the Debtors are also required, under the rules and regulations of the Bankruptcy Code, to periodically file certain statements and schedules and a monthly operating report with the Bankruptcy
Court. This information is available to the public through the Bankruptcy Court.
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

Approximately 4,300 additional property damage claims were filed prior to the
March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Such claims were reviewed in detail by Grace, categorized into claims with sufficient information to be evaluated or claims that require additional information and, where sufficient information existed, the estimated cost of resolution was considered as part of Grace's recorded asbestos-related liability. (Approximately 140 claims did not contain sufficient information to permit an evaluation.) Grace intends to object to substantially all property damage claims on a number of different bases, including: no authorization to file a claim; the claim was previously settled; no or insufficient documentation; failure to identify a Grace product; the expiration of the applicable statute of limitations and/or statute of repose, and/or laches; and a defense that the product in place is not hazardous.

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

                                      I-14

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
government in the Montana criminal proceeding described in Note 12) dispute
Grace's position on the safety of ZAI. In July 2002, the Bankruptcy Court approved special counsel to represent, at the Debtors' expense, the ZAI claimants in a proceeding to determine certain threshold scientific issues regarding ZAI. On October 18, 2004, the Bankruptcy Court held a hearing on motions filed by the parties to address a number of important legal and factual issues regarding the ZAI claims, and has taken the motions under advisement. The
Bankruptcy Court has indicated that it may require further proceedings with respect to the matters addressed in the motions and no decision has been rendered by the Court. Given the early stage of litigation, Grace's recorded asbestos-related liability at June 30, 2005 assumes the risk of loss from ZAI litigation is not probable.

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

Cumulatively through the Filing Date, 16,354 asbestos personal injury lawsuits involving approximately 35,720 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved) and approximately 55,489 lawsuits involving approximately 163,698 claims were disposed of (through settlements and judgments) for a total of
$645.6 million. As of the Filing Date, 129,191 claims for personal injury were pending against Grace. Grace believes that a substantial number of additional personal injury claims would have been received between the Filing Date and June
30, 2005 had such claims not been stayed by the Bankruptcy Court.

ASBESTOS-RELATED LIABILITY - The total recorded asbestos-related liability balance as of June 30, 2005 and December 31, 2004 was $1,700.0 million and is included in "liabilities subject to compromise." Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on its proposed plan of reorganization as discussed in Note 2. The amount recorded at December
31, 2004 includes the $1,613 million maximum amount reflected as a condition precedent to the Plan and $87 million related to pre-Chapter 11 contractual settlements and judgments included in general unsecured claims.

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

The Bankruptcy Court has verbally indicated that it will enter case management orders setting forth a process for estimating the value of Grace's property damage claims (excluding ZAI) and pending and future personal injury claims, which will be primarily a function of the number of allowed property damage and personal injury claims, and the amount payable per claim. Using this process, which will involve the use of detailed claim forms, questionnaires and expert testimony, Grace will seek to demonstrate that most claims should not be allowed because they fail to establish any material property damage, health impairment or significant occupational exposure to asbestos from Grace's operations or products. Grace also will seek Bankruptcy Court approval of Grace's proposed payouts for allowed personal injury claims, which will vary depending upon the type of claim and/or the claimant's medical condition. If the Bankruptcy Court agrees with Grace's position on the number of, and the amounts to be paid in respect of, allowed personal injury and property damage

                                      I-15

claims, then Grace believes that the Funding Amount could be less than $1,613 million. However, this outcome is highly uncertain and will depend on a number of Bankruptcy Court rulings favorable to Grace's position.

Conversely, the asbestos claimants committees and the future claimants representative continue to assert that Grace's asbestos-related liabilities are substantially higher than $1,613 million, and in fact are in excess of Grace's business value. If the Court accepts the position of the asbestos claimants committees, then any plan of reorganization likely would result in the loss of all or substantially all equity value by current shareholders. Therefore, due to the significant uncertainties of this process and asbestos litigation generally,
Grace is not able to estimate a probable Funding Amount that would be accepted by the Bankruptcy Court.

However, as Grace is willing to proceed with confirmation of the Plan with a
Funding Amount of up to $1,613 million (assuming that other conditions precedent to confirmation of the Plan are satisfied, including the availability of the payment from Cryovac directly to the asbestos trust under the settlement agreement described in Note 2), during the fourth quarter of 2004, Grace accrued and took a charge of $714.8 million to increase its recorded asbestos-related liability to reflect the maximum amount allowed as a condition precedent under the Plan. This amount, plus $87.0 million for pre-Chapter 11 contractual settlements and judgments, brings the total recorded asbestos-related liability as of December 31, 2004 and June 30, 2005 to $1,700 million. Any differences between the Plan as filed and as approved for confirmation could fundamentally change the accounting measurement of Grace's asbestos-related liability and that change could be material.

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

Grace's excess coverage is for loss above certain levels. The levels vary from policy to policy, creating "layers" of excess coverage, some of which are triggered before others. As of June 30, 2005, after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements, there remains approximately $978 million of excess coverage from more than 30 presently solvent insurers.

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

Pursuant to settlements with primary-level and excess-level insurance carriers with respect to asbestos-related claims, Grace received payments totaling $11.5 million during the first six months of 2005 and $7.3 million during the prior year period.

Grace estimates that, assuming an ultimate payout of asbestos-related claims equal to the recorded liability of $1,700 million, it should be entitled to approximately $500 million, on a net present value basis, of insurance recovery.

                                      I-16

--------------------------------------------------------------------------------
4.   ACQUISITIONS AND JOINT VENTURES
--------------------------------------------------------------------------------

During the first six months of 2005, Grace completed two business combinations for a total cash cost of $2.2 million as follows:

o    In February 2005, Grace acquired certain assets of Midland Dexter
     Venezuela, S.A. (Midevensa). Midevensa supplied coatings and sealants for rigid packaging in the local and export markets of Latin America.

o    In March 2005, Grace acquired certain assets relating to the concrete admixtures business of Perstorp Peramin AB ("Perstorp") located in Sweden.
     Perstorp supplied specialty chemicals and materials to the construction industry in Sweden and other Northern European countries.

During the first six months of 2004, Grace did not complete any business combinations.

--------------------------------------------------------------------------------
5.   OTHER (INCOME) EXPENSE
--------------------------------------------------------------------------------

Components of other (income) expense are as follows:

================================================================================
                                                 THREE MONTHS      SIX MONTHS
OTHER (INCOME) EXPENSE                               ENDED            ENDED
(In millions) (Unaudited)                          JUNE 30,         JUNE 30,
================================================================================
                                                 2005     2004    2005     2004
                                                --------------------------------
Income from insurance settlements ...........   $(20.3)  $  --   $(20.3)  $  --
Investment income ...........................     (0.6)   (0.7)    (1.9)   (2.2)
Interest income .............................     (0.9)   (1.4)    (1.6)   (2.3)
Net (gain) loss on sales of investments and
   disposals of assets ......................      0.4     0.1     (0.5)    0.3
Tolling revenue .............................     (0.4)   (0.2)    (0.6)   (0.5)
Currency translation - intercompany loan ....     16.5    (0.5)    31.4     1.1
Value of currency contracts .................    (16.7)    9.3    (31.2)    9.3
Other currency transaction effects ..........      0.3    (0.4)     0.5    (0.6)
Other miscellaneous income ..................     (2.2)   (1.6)    (5.8)   (3.7)
                                                --------------------------------
Total other (income) expense ................   $(23.9)  $ 4.6   $(30.0)  $ 1.4
================================================================================

Other (income) expense for the three-month and six-month periods ended June 30,
2005 includes approximately $20 million from the settlement of two disputes with insurance carrier groups with respect to coverage for past environmental remediation and asbestos-related costs.

In March 2004, Grace began accounting for currency fluctuations on a (euro)293 million intercompany loan between Grace's subsidiaries in the United States and
Germany as a component of operating results instead of as a component of other comprehensive income. The change was prompted by new tax laws in Germany and
Grace's cash flow planning for its Chapter 11 reorganization, which indicated
that it is no longer reasonable to consider this loan as part of the permanent capital structure in Germany. In May 2004, Grace entered into a series of foreign currency forward contracts to mitigate future currency fluctuations on the remaining loan balance. These contracts were extended in June 2005 and have varying rates on notional amounts that coincide with loan repayments due periodically through December 2008. In 2005, (euro)30.9 million of loan principal was repaid. For the six months ended June 30, 2005, a $31.2 million contract gain was recognized, offset by a $31.4 million foreign currency loss.
These forward contracts are viewed as risk management instruments by Grace and are not used for trading or speculative purposes.

--------------------------------------------------------------------------------
6.   OTHER BALANCE SHEET ACCOUNTS
--------------------------------------------------------------------------------

================================================================================
                                                         JUNE 30,   December 31,
(In millions) (Unaudited)                                  2005         2004
--------------------------------------------------------------------------------
INVENTORIES
Raw materials ........................................    $ 64.1       $ 62.4
In process ...........................................      36.1         36.1
Finished products ....................................     183.7        166.7
General merchandise ..................................      30.7         32.2
Less: Adjustment of certain inventories to a
   last-in/first-out (LIFO) basis ....................     (48.2)       (49.1)
                                                         -----------------------
                                                          $266.4       $248.3
================================================================================

OTHER ASSETS
Deferred pension costs ...............................    $112.3       $119.5
Deferred charges .....................................      57.5         49.9
Long-term receivables, less allowances of $0.7
   (2004 - $0.8) .....................................       8.1          8.3
Patents, licenses and other intangible assets, net ...      87.1         96.3
Pension-unamortized prior service cost ...............      15.3         15.3
Investments in unconsolidated affiliates and other ...       0.7          0.7
                                                         -----------------------
                                                          $281.0       $290.0
================================================================================

================================================================================
OTHER CURRENT LIABILITIES
Accrued compensation .................................    $ 53.9       $ 92.9
Deferred tax liability ...............................       1.1          1.2
Customer volume rebates ..............................      21.8         31.7
Accrued commissions ..................................       7.6         11.0
Accrued reorganization fees ..........................      12.9         11.4
Other accrued liabilities ............................      89.2         73.3
                                                         -----------------------
                                                          $186.5       $221.5
================================================================================

--------------------------------------------------------------------------------
7.   LIFE INSURANCE
--------------------------------------------------------------------------------

Grace is the beneficiary of life insurance policies on certain current and former employees with a net cash surrender value of $81.3 million and $96.0 million at June 30, 2005 and December 31, 2004, respectively. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are

                                      I-17

structured to provide cash flow (primarily tax-free) over an extended number of years.

The following tables summarize activity in these policies for the six months ended June 30, 2005 and 2004, and the components of net cash value at June 30,
2005 and December 31, 2004:

================================================================================
LIFE INSURANCE - ACTIVITY SUMMARY                               SIX MONTHS ENDED
(In millions) (Unaudited)                                            JUNE 30,
--------------------------------------------------------------------------------
                                                                 2005     2004
                                                               -----------------
Earnings on policy assets ...................................   $  4.1   $ 17.2
Interest on policy loans ....................................     (2.2)   (15.0)
Premiums ....................................................       --       --
Policy loan repayments ......................................      0.6      2.7
Proceeds from termination of life insurance policies ........    (14.8)      --
Net investing activity ......................................     (2.4)     0.9
                                                               -----------------
Change in net cash value ....................................   $(14.7)  $  5.8
================================================================================
Tax-free proceeds received ..................................   $  2.4   $ 10.5
================================================================================

================================================================================
COMPONENTS OF NET CASH VALUE                             JUNE 30,   December 31,
(In millions) (Unaudited)                                  2005         2004
--------------------------------------------------------------------------------
Gross cash value .....................................    $105.3      $  484.2
Principal - policy loans .............................     (22.7)       (368.2)
Accrued interest - policy loans ......................      (1.3)        (20.0)
                                                         -----------------------
Net cash value .......................................    $ 81.3      $   96.0
================================================================================
Insurance benefits in force ..........................    $193.7      $2,191.3
================================================================================

Grace's financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

In January 2005, Grace surrendered and terminated most of these life insurance policies and received $14.8 million of net cash value from the termination. As a result of the termination, gross cash value of the policies was reduced by approximately $381 million and policy loans of approximately $365 million were satisfied. Grace's insurance benefits in force was reduced by approximately $2 billion. See Note 12 for a discussion of a settlement agreement with the
Internal Revenue Service ("IRS") with respect to tax contingencies related to these life insurance policies and the tax consequences of terminating such policies.

--------------------------------------------------------------------------------
8.   DEBT
--------------------------------------------------------------------------------

================================================================================
COMPONENTS OF DEBT                                       JUNE 30,   December 31,
(In millions) (Unaudited)                                  2005         2004
--------------------------------------------------------------------------------
DEBT PAYABLE WITHIN ONE YEAR
Other short-term borrowings ..........................    $ 11.0       $ 12.4
                                                         -----------------------
                                                          $ 11.0       $ 12.4
                                                         =======================
DEBT PAYABLE AFTER ONE YEAR
DIP facility .........................................    $   --       $   --
Other long-term borrowings ...........................       0.5          1.1
                                                         -----------------------
                                                          $  0.5       $  1.1
                                                         =======================
DEBT SUBJECT TO COMPROMISE
Bank borrowings ......................................    $500.0       $500.0
Other borrowings .....................................      14.5         15.0
Accrued interest .....................................     150.3        130.8
                                                         -----------------------
                                                          $664.8       $645.8
                                                         =======================
Annualized weighted average
   interest rates on total debt ......................       6.0%         6.0%
================================================================================

In April 2001, the Debtors entered into the DIP facility for a two-year term in the aggregate amount of $250 million. The DIP facility is secured by a priority lien on substantially all assets of the Debtors, and bears interest based on
LIBOR. The Debtors have extended the term of the DIP facility through April 1,
2006. Grace had no outstanding borrowings under the DIP facility as of June 30,
2005; however, $29.0 million of standby letters of credit were issued and outstanding under the facility. The letters of credit, which reduce available funds under the facility, were issued primarily for trade-related matters such as performance bonds, and certain insurance and environmental matters.

--------------------------------------------------------------------------------
9.   SHAREHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

The Company is authorized to issue 300,000,000 shares of common stock. Of the common stock unissued on June 30, 2005, approximately 7,100,446 shares were reserved for issuance pursuant to stock option and other stock incentive plans.
In the first six months of 2005 and the year ended December 31, 2004, Grace did not grant any stock options.

For additional information, see Notes 15 and 17 to the Consolidated Financial
Statements in Grace's 2004 Form 10-K.

                                      I-18

--------------------------------------------------------------------------------
10.  EARNINGS PER SHARE
--------------------------------------------------------------------------------

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

================================================================================
EARNINGS PER SHARE                                  THREE MONTHS     SIX MONTHS
(In millions, except per share amounts)                 ENDED          ENDED
(Unaudited)                                           JUNE 30,        JUNE 30,
================================================================================
                                                    2005    2004    2005    2004
                                                   -----------------------------
NUMERATORS
   Net income ..................................   $32.7   $21.3   $35.8   $37.1
                                                   =============================
DENOMINATORS
   Weighted average common shares -
      basic calculation ........................    66.9    65.6    66.8    65.6
   Dilutive effect of employee stock
      options...................................     0.3     0.2     0.5     0.2
                                                   -----------------------------
  Weighted average common shares -
     diluted calculation........................    67.2    65.8    67.3    65.8
                                                   =============================
BASIC EARNINGS PER SHARE........................   $0.49   $0.32   $0.54   $0.57
                                                   =============================
DILUTED EARNINGS PER SHARE......................   $0.49   $0.32   $0.53   $0.56
================================================================================

--------------------------------------------------------------------------------
11.  COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

The table below presents the pre-tax, tax and after tax amounts of Grace's other comprehensive income (loss) for the three months and six months ended June 30,
2005 and 2004:

================================================================================
                                                                         AFTER-
THREE MONTHS ENDED JUNE 30, 2005                     PRE-TAX     TAX       TAX
(In millions) (Unaudited)                             AMOUNT   BENEFIT   AMOUNT
--------------------------------------------------------------------------------
Foreign currency translation
   adjustments ...................................    $(9.4)     $--     $(9.4)
                                                     ---------------------------
Other comprehensive income
   (loss) ........................................    $(9.4)     $--     $(9.4)
================================================================================

                                                                         AFTER-
SIX MONTHS ENDED JUNE 30, 2005                       PRE-TAX     TAX       TAX
(In millions) (Unaudited)                             AMOUNT   BENEFIT   AMOUNT
--------------------------------------------------------------------------------
Foreign currency translation
   adjustments ...................................   $(22.4)     $--     $(22.4)
                                                    ----------------------------
Other comprehensive income
   (loss) ........................................   $(22.4)     $--     $(22.4)
================================================================================

================================================================================
                                                                         AFTER-
THREE MONTHS ENDED JUNE 30, 2004                     PRE-TAX     TAX       TAX
(In millions) (Unaudited)                             AMOUNT   BENEFIT   AMOUNT
--------------------------------------------------------------------------------
Minimum pension liability ........................   $(54.3)    $19.0    $(35.3)
Foreign currency translation
   adjustments ...................................     (2.5)       --      (2.5)
                                                    ----------------------------
Other comprehensive income
   (loss) ........................................   $(56.8)    $19.0    $(37.8)
================================================================================

                                                                         AFTER-
SIX MONTHS ENDED JUNE 30, 2004                       PRE-TAX     TAX       TAX
(In millions) (Unaudited)                             AMOUNT   BENEFIT   AMOUNT
--------------------------------------------------------------------------------
Minimum pension liability ........................   $(54.3)    $19.0    $(35.3)
Foreign currency translation
   adjustments ...................................     (7.5)       --      (7.5)
                                                    ----------------------------
Other comprehensive income
   (loss) ........................................   $(61.8)    $19.0    $(42.8)
================================================================================

The table below presents the components of Grace's accumulated other comprehensive income (loss) at June 30, 2005 and December 31, 2004:

================================================================================
COMPONENTS OF ACCUMULATED OTHER
   COMPREHENSIVE INCOME (LOSS)                           JUNE 30,   December 31,
(In millions) (Unaudited)                                  2005         2004
--------------------------------------------------------------------------------
Foreign currency translation .........................   $ (24.9)     $  (2.5)
Minimum pension liability ............................    (347.5)      (347.5)
                                                        ------------------------
Accumulated other
   comprehensive income
   (loss) ............................................   $(372.4)     $(350.0)
================================================================================

Grace is a global enterprise which operates in over 40 countries with local currency generally deemed to be the functional currency for accounting purposes.
The foreign currency translation amount represents the adjustment necessary to translate the balance sheets valued in local currencies to the U.S. dollar as of the end of each period presented. The change in foreign currency translation at
June 30, 2005 compared with December 31, 2004 is due to the strengthening of the
U.S. dollar against most other reporting currencies.

The decline in equity market returns in 2000-2002, coupled with a decline in interest rates from 2000-2004, as well as updated assumptions for expected life-spans and the longevity of Grace's active work force, created a shortfall between the accounting measurement of Grace's obligations under certain of its qualified pension plans for U.S. employees and the market value of dedicated pension assets. This condition required Grace to record a minimum pension liability for these plans equal to the funding shortfall and to offset related deferred costs against shareholders' equity (deficit) at December 31, 2004.

                                      I-19

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

At June 30, 2005, Grace's estimated liability for environmental investigative and remediation costs totaled $320.6 million, as compared with $345.0 million at
December 31, 2004. The amount is based on funding and/or remediation agreements in place and Grace's best estimate of its cost for sites not subject to a formal remediation plan. Grace's estimated environmental liabilities are included in
"liabilities subject to compromise."

Net cash expenditures charged against previously established reserves for the six months ended June 30, 2005 and 2004 were $24.4 million and $2.9 million, respectively. The decrease in the liability in 2005 was primarily due to a settlement payment of $21.4 million related to a formerly owned site, which was approved by the Bankruptcy Court.

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

EPA Lawsuit - In November 1999, Region 8 of the Environmental Protection Agency
("EPA") began an investigation into alleged excessive levels of asbestos-related disease in the Libby population related to these former mining activities. This investigation led the EPA to undertake additional investigative activity and to carry out response actions in and around Libby. On March 30, 2001, the EPA filed a lawsuit in U.S. District Court for the District of Montana, Missoula Division
(United States v. W. R. Grace & Company et al.) under the Comprehensive
Environmental Response, Compensation and Liability Act for the recovery of costs allegedly incurred by the United States in response to the release or threatened release of asbestos in the Libby, Montana area relating to such former mining activities. These costs include cleaning and/or demolition of contaminated buildings, excavation and removal of contaminated soil, health screening of
Libby residents and former mine workers, and investigation and monitoring costs.
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

As a result of the District Court ruling and Grace's evaluation of estimated costs for remediation in and around Libby and at vermiculite processing sites currently or formerly operated by Grace, Grace's total estimated liability for vermiculite-related remediation at June 30, 2005 and December 31, 2004 was
$204.1 million and $204.2 million, respectively. Grace's estimate of expected costs is based on public comments regarding the EPA's spending plans, discussions of spending forecasts with EPA representatives, analysis of other information made available from the EPA, and evaluation of probable remediation costs at vermiculite processing sites. However, the EPA's cost estimates

                                      I-20

have increased regularly and substantially over the course of this clean-up.
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

The U.S. Bankruptcy Court previously granted Grace's request to advance legal and defense costs to the employees, subject to a reimbursement obligation if it is later determined that the employees did not meet the standards for indemnification set forth under the appropriate state corporate law. For the six-month period ended June 30, 2005, total expense for Grace and the employees was $8.7 million.

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

New Jersey Lawsuit - On June 1, 2005, the New Jersey Department of Environmental
Protection ("DEP") filed a lawsuit against Grace and two employees seeking civil penalties for alleged misrepresentations and false statements made in a
Preliminary Assessment/Site Investigation Report and Negative Declarations
submitted by Grace to the DEP in 1995 pursuant to the New Jersey Industrial Site
Recovery Act. Grace submitted the Report, which was prepared by an independent environmental consultant, in connection with the closing of Grace's former plant in Hamilton Township, New Jersey. Grace is also aware that the State of New
Jersey and U.S. Department of Justice each are conducting criminal investigations related to Grace's former operations of such plant.

Grace purchased the Hamilton plant in 1963 and ceased operations there in 1994.
During this period, Grace produced spray-on fire protection products and vermiculite-based products at the plant. The EPA is currently remediating the former plant site at an estimated cost of approximately $4 million.

Grace is unable at this time to assess the effect of the vermiculite-related lawsuits or pending investigations on Grace's results of operations, cash flows, or liquidity, or on its bankruptcy proceeding.

Non-Vermiculite Related Matters

At June 30, 2005 and December 31, 2004, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $116.5 million and $140.8 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon an evaluation of claims for which sufficient information was available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially. The decrease in the liability in 2005 was primarily due to a settlement payment of $21.4 million related to a formerly owned site, which was approved by the Bankruptcy Court.

TAX MATTERS - On May 19, 2005, Grace received a revised examination report (the
"Examination Report") from the Internal Revenue Service (the "IRS") for the
1993-1996 tax periods asserting, in the aggregate, approximately $77.3 million of proposed tax adjustments, plus accrued interest. The most significant issue addressed in the Examination Report concerns corporate-owned life insurance
("COLI") policies, as discussed below. Grace is in agreement with the IRS with respect to all proposed tax adjustments in the Examination Report with the exception of approximately

                                      I-21

$7.0 million of proposed adjustments relating to research and development credits. On April 14, 2005, Grace made a $90 million payment to the IRS with respect to federal taxes and accrued interest for the 1993-1996 tax periods, consistent with the revised Examination Report.

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

On January 20, 2005, Grace terminated the COLI policies and Grace, Fresenius,
Sealed Air and the IRS entered into a COLI Closing Agreement. Under the COLI
Closing Agreement, the government allowed 20% of the aggregate amount of the
COLI interest deductions and Grace owed federal income tax and interest with respect to the remaining 80% of the COLI interest deductions disallowed. The federal tax liability resulting from the COLI settlement is approximately $52.5 million, $10.4 million of which was paid in 2000 in connection with the
1990-1992 tax audit, and $30.8 million of which was paid in the April 14, 2005 payment in connection with the 1993-1996 federal tax audit discussed above. The remaining approximately $11.3 million of additional tax liability will be satisfied in connection with the 1997 and 1998 federal tax audits, which are still under examination by the IRS. The COLI Closing Agreement also provides that, with respect to the termination of the COLI policies, Grace will include
20% of the gain realized in taxable income, with the government exempting 80% of such gain from tax. As a result of the termination, Grace received $14.8 million in cash proceeds and will record income for tax purposes of approximately $60 million in 2005. It is anticipated that Grace will apply its net operating loss carryforwards to offset the taxable income generated from terminating the COLI policies, although alternative minimum taxes may apply.

As a consequence of having finally determined federal tax adjustments for the
1990-1996 tax periods, Grace became liable for additional state taxes plus interest accrued thereon. Grace's estimate for state taxes and interest to be paid for these years is approximately $27 million, of which approximately $18.5 million is expected to be paid in the near future.

Grace's federal tax returns covering 1997 through 2001 are currently under examination by the IRS and subsequent years are open for future examination.
Grace believes that the impact of probable tax return adjustments is adequately recognized as liabilities in its consolidated financial statements at June 30,
2005.

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

On October 22, 2004, President Bush signed the American Jobs Creation Act of
2004 (the "Jobs Act") into law. The Jobs Act provides for, among other things, an 85% dividends received deduction with respect to certain dividends received from a U.S. corporation's foreign subsidiaries. The dividends must be used to fund certain permitted domestic activities, as specified in the Jobs Act. These domestic activities include the building or improvement of infrastructure, research and development, and the financial stabilization of the corporation. As
Grace currently understands the repatriation provision, companies in a net operating loss carryforward position would not be eligible to utilize foreign tax credits to offset U.S. taxes on foreign dividends eligible for benefits under the Jobs Act. Such dividends would be subject to cash taxes equal to approximately 5.25% of the dividend distributions. Therefore, Grace does not expect to elect

                                      I-22

the application of the Jobs Act to foreign dividend distributions. Instead, if
Grace is unable to utilize foreign tax credits to offset the U.S. tax on these dividends, it will likely opt to utilize NOLs to offset the full 35% U.S. income tax. Grace will continue to monitor IRS pronouncements with respect to the Jobs
Act and will reconsider its current position if the law is either clarified or amended to permit use of its foreign tax credits to offset the U.S. tax on qualifying dividend income. In order to preserve its rights under the Jobs Act,
Grace is complying with its terms in repatriating approximately $40 million of dividends thus far during 2005. If the government provides guidance that would permit Grace to utilize foreign tax credits to offset U.S. taxes on dividend distributions, Grace will likely elect the application of the Jobs Act. In the meantime, Grace is assuming that U.S. federal net operating loss carryforwards will be utilized to offset U.S. taxes on 2005 dividend distributions. The dividend-received deduction is available to taxpayers for only a limited period of time, expiring after year-end 2005.

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

FINANCIAL ASSURANCES - Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At June 30, 2005,
Grace had gross financial assurances issued and outstanding of $253.2 million, comprised of $135.2 million of surety bonds issued by various insurance companies, and $118.0 million of standby letters of credit and other financial assurances issued by various banks.

ACCOUNTING FOR CONTINGENCIES - Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. generally accepted accounting principles. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in
"liabilities subject to compromise" on the accompanying Consolidated Balance
Sheets. The amounts of these liabilities as ultimately determined through the
Chapter 11 proceedings could be materially different from amounts recorded at
June 30, 2005.

--------------------------------------------------------------------------------
13.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS
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

                                      I-23

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

At the December 31, 2004 measurement date for Grace's defined benefit pension plans (the "Plans"), the accumulated benefit obligation ("ABO") was approximately $1,367 million as measured under U.S. generally accepted accounting principles. At June 30, 2005, Grace's recorded pension liability for underfunded plans was $512.8 million ($438.6 million included in liabilities not subject to compromise and $74.2 million related to supplemental pension benefits, included in "liabilities subject to compromise"). The recorded liability reflects (1) the shortfall between dedicated assets and the ABO of underfunded plans ($315.3 million); and (2) the ABO of pay-as-you-go plans
($197.5 million).

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS - Grace provides postretirement health care and life insurance benefits (referred to as other post-employment benefits or "OPEB") for retired employees of certain U.S. business units and certain divested units. The postretirement medical plan provides various levels of benefits to employees hired before 1991 and who retire from Grace after age
55 with at least 10 years of service. These plans are unfunded, and Grace pays a portion of the costs of benefits under these plans as they are incurred. Grace applies SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other
Than Pensions," which requires that the future costs of postretirement health care and life insurance benefits be accrued over the employees' years of service.

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

In December 2003, President Bush signed the Medicare Prescription Drug,
Improvement and Modernization Act of 2003 (the "Act") into law. The Act introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to companies that provide a benefit that is at least actuarially equivalent (as defined in the Act) to Medicare Part D. On January
21, 2005, the Center for Medicare and Medicaid Services released the final regulations implementing the Act. Grace has determined that the prescription drug benefit under its postretirement health care plan is actuarially equivalent to the Medicare Part D benefit. Therefore, the accumulated postretirement benefit obligation (APBO) was remeasured as of January 21, 2005 to reflect the amount associated with the federal subsidy. The APBO was reduced by approximately $22.0 million and the net periodic benefit cost for 2005 will be reduced by approximately $2.8 million ($1.4 million for the six-month period ended June 30, 2005) due to the effect of the federal subsidy.

The components of net periodic benefit cost for the three months and six months ended June 30, 2005 and 2004 are as follows:

================================================================================
                                           THREE MONTHS ENDED JUNE 30,
                                 -----------------------------------------------
                                          2005                     2004
COMPONENTS OF NET PERIODIC       -----------------------------------------------
   BENEFIT COST                            NON-                    Non-
(In millions) (Unaudited)          U.S.    U.S.    OPEB    U.S.    U.S.    OPEB
--------------------------------------------------------------------------------
Service cost .................   $  4.0   $ 1.9   $ 0.2   $ 4.1   $ 1.5   $ 0.1
Interest cost ................     14.6     4.3     1.2    15.8     4.1     1.8
Expected return on plan
   assets ....................    (12.8)   (3.9)     --   (12.5)   (3.8)     --
Amortization of prior service
   cost ......................      1.3     0.2    (3.2)    1.3     0.2    (3.1)
Amortization of unrecognized
   actuarial loss ............      6.3     1.9     0.4     4.2     1.2     0.7
Net curtailment and settlement
   loss ......................      0.1     1.6      --      --      --      --
                                 -----------------------------------------------
NET PERIODIC BENEFIT COST
   (INCOME) ..................   $ 13.5   $ 6.0   $(1.4)  $12.9   $ 3.2   $(0.5)
================================================================================

                                      I-24

================================================================================

                                           SIX MONTHS ENDED JUNE 30,
                                ------------------------------------------------
                                         2005                     2004
COMPONENTS OF NET PERIODIC      ------------------------------------------------
   BENEFIT COST                           NON-                     Non-
(In millions) (Unaudited)        U.S.     U.S.    OPEB    U.S.     U.S.    OPEB
--------------------------------------------------------------------------------
Service cost ................   $  8.2   $ 3.8   $ 0.4   $  7.0   $ 3.0   $ 0.3
Interest cost ...............     29.0     8.7     2.4     29.7     8.3     3.5
Expected return on plan
   assets ...................    (25.6)   (7.9)     --    (25.1)   (7.6)     --
Amortization of prior
   service cost .............      2.6     0.4    (6.4)     2.7     0.4    (6.3)
Amortization of
   unrecognized actuarial
   loss .....................     11.4     3.8     0.8      8.8     2.4     1.4
Net curtailment and
   settlement loss ..........      1.1     1.6      --       --      --      --
                                ------------------------------------------------
NET PERIODIC BENEFIT COST
   (INCOME) .................   $ 26.7   $10.4   $(2.8)  $ 23.1   $ 6.5   $(1.1)
================================================================================

PLAN CONTRIBUTIONS AND FUNDING - Subject to the approval of the Bankruptcy
Court, it is Grace's intention to satisfy its obligations under the Plans and to comply with all of the requirements of the Employee Retirement Income Security
Act of 1974. On June 22, 2005, Grace obtained Bankruptcy Court approval to fund minimum required payments of approximately $46 million for the period July 2005 through June 2006. In that regard, in July 2005, Grace contributed approximately
$15 million to the trusts that hold assets of the Plans as permitted by the
Bankruptcy Court. However, there can be no assurance that the Bankruptcy Court will continue to approve arrangements to satisfy the funding needs of the Plans.
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

--------------------------------------------------------------------------------
14.  BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

Grace is a global producer of specialty chemicals and specialty materials. It generates revenues from two business segments: Davison Chemicals, which consists of the refining technologies and specialty materials product groups; and
Performance Chemicals, which consists of the specialty construction chemicals, building materials, and sealants and coatings product groups. Intersegment sales, eliminated in consolidation, are not material. The table below presents information related to Grace's business segments for the three-month and six-month periods ended June 30, 2005 and 2004. Only those corporate expenses directly related to the segment are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

===================================================================
                                THREE MONTHS         SIX MONTHS
BUSINESS SEGMENT DATA              ENDED               ENDED
(In millions) (Unaudited)         JUNE 30,            JUNE 30,
===================================================================
                               2005     2004      2005       2004
                              -------------------------------------
NET SALES

Davison Chemicals .........   $358.9   $297.8   $  693.6   $  568.7
Performance Chemicals .....    317.6    274.6      586.1      522.2
                              -------------------------------------
TOTAL .....................   $676.5   $572.4   $1,279.7   $1,090.9
                              =====================================
PRE-TAX OPERATING INCOME

Davison Chemicals .........   $ 43.1   $ 37.5   $   80.8   $   69.5
Performance Chemicals .....     45.7     38.9       73.0       66.5
                              -------------------------------------
TOTAL .....................   $ 88.8   $ 76.4   $  153.8   $  136.0
===================================================================

The table below presents information related to the geographic areas in which
Grace operated for each of the three-month and six-month periods ended June 30,
2005 and 2004, respectively.

==========================================================================
                                       THREE MONTHS         SIX MONTHS
GEOGRAPHIC AREA DATA                      ENDED               ENDED
(In millions) (Unaudited)                JUNE 30,            JUNE 30,
==========================================================================
                                      2005     2004      2005       2004
                                     -------------------------------------
NET SALES
   United States .................   $249.0   $223.9   $  475.9   $  426.1
   Canada and Puerto Rico ........     31.9     26.8       65.2       49.7
   Europe, other than Germany ...     214.7    176.8      407.4      342.0
   Germany .......................     30.0     29.1       58.5       57.3
   Asia Pacific ..................    117.6     86.7      205.7      159.5
   Latin America .................     33.3     29.1       67.0       56.3
                                     -------------------------------------
TOTAL ............................   $676.5   $572.4   $1,279.7   $1,090.9
==========================================================================

The pre-tax operating income for Grace's business segments for each of the three-month and six-month periods ended June 30, 2005 and 2004, respectively, is reconciled below to income (loss) before Chapter 11 expenses, income taxes, and minority interest presented in the accompanying Consolidated Statements of
Operations.

                                      I-25

=============================================================================
RECONCILIATION OF BUSINESS SEGMENT DATA      THREE MONTHS       SIX MONTHS
   TO FINANCIAL STATEMENTS                      ENDED              ENDED
(In millions) (Unaudited)                      JUNE 30,          JUNE 30,
=============================================================================
                                            2005     2004     2005      2004
                                           ----------------------------------
Pre-tax operating income - business
   segments ............................   $ 88.8   $ 76.4   $153.8   $136.0
Minority interest ......................      7.5      2.6     11.0      3.1
Net gain (loss) on sales of
   investments and disposals of
   assets ..............................     (0.4)    (0.1)     0.5     (0.3)
Provision for environmental
   remediation .........................       --       --       --       --
Interest expense and related
   financing costs .....................    (13.3)    (3.9)   (27.9)    (7.8)
Corporate costs ........................    (32.2)   (27.1)   (57.5)   (48.2)
Other, net .............................     14.4     (8.0)     6.1    (11.2)
                                           ----------------------------------
Income (loss) before Chapter 11
   expenses, income taxes, and
   minority interest ...................   $ 64.8   $ 39.9   $ 86.0   $ 71.6
=============================================================================

Minority interest for the three-month and six-month periods ended June 30, 2005 increased over the prior year periods primarily due to increased profit from
Advanced Refining Technologies LLC ("ART"), a joint venture between Grace and
Chevron Products Company.

Corporate costs include expenses of corporate headquarters functions incurred in support of core operations, such as corporate financial and legal services, human resources management, communications and regulatory affairs. This item also includes certain pension and postretirement benefits, including the amortization of deferred costs that are considered a core operating expense but not allocated to business segments. Corporate costs for the three-month and six-month periods ended June 30, 2005 increased over the prior year periods primarily due to higher pension expense that reflects updated assumptions for expected life-spans, the longevity of Grace's active work force, and amortization of deferred costs related to capital market returns in recent years.

Other items for the three-month and six-month periods ended June 30, 2005 increased over the prior year periods primarily due to the receipt of approximately $20 million of income and cash proceeds from the settlement of two disputes with insurance carrier groups with respect to coverage for past environmental remediation and asbestos-related costs, offset by an accrual for legal fees related to the Montana criminal proceeding (see Note 12 for more information).

                                      I-26

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

--------------------------------------------------------------------------------
FINANCIAL SUMMARY FOR SECOND QUARTER 2005
--------------------------------------------------------------------------------

The following is a summary analysis of key financial measures of Grace's performance for the three months and six months ended June 30, 2005 compared with the prior year periods.

o    Grace's net income for each period has been primarily affected by: (1) the performance of Grace's businesses, which employ a growth and productivity strategy to maximize business performance, and (2) the impact of legal contingencies and other noncore liabilities.

o    The 53.5% increase in net income for the three months ended June 30, 2005 from the prior year period was a result of a 14.8% increase in pre-tax income from core operations and income from two insurance settlements, offset by higher interest expense to conform to rates in Grace's proposed
     Chapter 11 plan of reorganization and higher legal costs related to Chapter
     11 and other litigation proceedings. Net income for the six months ended
     June 30, 2005 decreased 3.5% from the prior year period as a 9.7% increase in 2005 pre-tax income from core operations was more than offset by higher interest expense and legal costs.

o    Sales increased 18.2% and 17.3% for the three and six months ended June 30,
     2005 from the respective prior year periods as a result of (1) higher sales volumes in all key geographic regions, (2) selling price increases to partially offset inflation in operating costs, (3) improved product mix,
     (4) acquisitions, and (5) favorable currency translation from a weaker U.S.
     dollar.

o    Pre-tax income from core operations increased 14.8% and 9.7% for the three and six months ended June 30, 2005 from the respective prior year periods due primarily to added profit from higher sales and from productivity improvements, which together more than offset increases in raw materials, energy and certain operating expenses.

o    Pre-tax operating income for the Davison Chemicals segment increased 14.9%
     and 16.3% for the three and six months ended June 30, 2005 from the respective prior year periods primarily as a result of sales increases, particularly in refining technologies products, accretive acquisition results, and favorable foreign currency translation and commodity contracts; offset by higher raw material and energy costs and costs to further integrate business functions and processes.

o    Pre-tax operating income for the Performance Chemicals segment increased
     17.5% and 9.8% for the three and six months ended June 30, 2005 from the respective prior year periods primarily due to sales increases and productivity improvements partially offset by higher raw material costs.

o    Operating cash flow was a negative $80.4 million for the six months ended
     June 30, 2005, compared with a positive cash flow of $85.8 million for the prior year period. Cash flow for the six months ended June 30, 2005 included a payment of $90 million to resolve U.S. federal tax return audits for the 1993-1996 tax periods, a payment of $21.4 million to resolve an environmental contingency at a formerly owned site, and a payment of $10.5 million to rollforward dollar-to-euro currency contracts related to a euro-denominated intercompany loan.

Grace is attempting to resolve noncore liabilities and contingencies through its
Chapter 11 proceeding. The noncore liabilities include asbestos-related litigation, environmental remediation, tax disputes and business litigation.
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

                                      I-27

The table below shows the Grace business segments and product groups as a percentage of total Grace sales.

================================================================================
                                                   THREE MONTHS     SIX MONTHS
PERCENTAGE OF                                         ENDED           ENDED
  TOTAL GRACE SALES                                  JUNE 30,        JUNE 30,
================================================================================
                                                   2005    2004    2005    2004
                                                  ------------------------------
Refining technologies .........................    31.5%   29.4%   31.9%   28.7%
Specialty materials ...........................    21.5%   22.6%   22.3%   23.4%
                                                  ------------------------------
DAVISON CHEMICALS .............................    53.0%   52.0%   54.2%   52.1%
                                                  ------------------------------
Construction chemicals ........................    23.6%   23.6%   22.4%   22.9%
Building materials ............................    11.7%   12.1%   11.6%   12.0%
Sealants and coatings .........................    11.7%   12.3%   11.8%   13.0%
                                                  ------------------------------
PERFORMANCE CHEMICALS .........................    47.0%   48.0%   45.8%   47.9%
                                                  ------------------------------
TOTAL .........................................   100.0%  100.0%  100.0%  100.0%
================================================================================

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

SPECIALTY MATERIALS includes: silica-based engineered materials, which are used in a wide range of industrial and consumer applications such as paper, wood and coil coatings, food processing, plastics, adsorbents, and personal care products; discovery sciences materials and products which are used for biotechnology and pharmaceutical separations; and specialty catalysts, which are used in a variety of chemical processes and are essential components in the manufacture of polyethylene and polypropylene resins used in products such as plastic film, high-performance plastic pipe and other plastic parts. Sales of these products are affected most by general economic conditions, and specifically by the underlying growth rate of targeted end-use applications.

CONSTRUCTION CHEMICALS AND BUILDING MATERIALS are used primarily by the construction industry. Construction chemicals improve strength and aesthetics of finished concrete, control corrosion and enhance the handling and application of concrete, and reduce the manufacturing cost and improve the quality of cement.
Performance for this product group is affected by non-residential construction activity and, to a lesser extent, residential construction activity, which tend to lag behind the general economy in both decline and recovery. Building materials prevent water damage to structures and protect structural steel against collapse due to fire. The performance of this product group is also affected by non-residential construction activity and by residential construction and renovation activity, with greater lags than construction chemicals, reflecting longer lead times for large projects. Since building materials is largely a North American product group, it is most significantly affected by the level of U.S. construction activity.

SEALANTS AND COATINGS, which is Grace's most global product line, are used to seal beverage and food cans, and glass and plastic bottles, and to protect metal packaging from corrosion and the contents from the influences of metal. Although this product group is affected by general economic conditions, there is an ongoing shift in demand from metal and glass to plastic packaging for foods and beverages. This shift is causing a decline in can sealant usage, but provides opportunities for closure sealants and other products for plastic packaging.

--------------------------------------------------------------------------------
VOLUNTARY BANKRUPTCY FILING
--------------------------------------------------------------------------------

In response to a sharply increasing number of asbestos-related personal injury claims, on April 2, 2001, Grace and 61 of its United States subsidiaries and affiliates, including W. R. Grace & Co. - Conn. (collectively, the "Debtors"), filed voluntary petitions for reorganization (the "Filing") under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the
District of Delaware (the "Bankruptcy Court"). Grace's non-U.S. subsidiaries and certain of its U.S. subsidiaries were not included in the Filing.

Under Chapter 11, the Debtors have continued to operate their businesses as debtors-in-possession under court protection from creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the asbestos-related claims. Since the Filing, all motions necessary to conduct normal business activities have been approved by the Bankruptcy Court.

On January 13, 2005, Grace filed an amended plan of reorganization (the "Plan")
and related documents with the Bankruptcy Court. The Plan is supported by committees representing general unsecured creditors and equity holders, but is not supported by committees representing asbestos personal injury claimants and asbestos property damage claimants. Under the terms of the Plan, a trust would be established to which all pending and future asbestos-related claims would be channeled for resolution. The Plan will become effective only after a vote of eligible creditors and with the approval of the Bankruptcy Court and the U.S.

                                      I-28

District Court for the District of Delaware. See "Plan of Reorganization" below for more information.

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

o    Contingent liabilities such as asbestos-related matters (see Notes 2 and 3 to the Consolidated Financial Statements), environmental remediation (see
     Note 12 to the Consolidated Financial Statements), income taxes (see Note
     12 to the Consolidated Financial Statements), and litigation (see Note 12 to the Consolidated Financial Statements).

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

--------------------------------------------------------------------------------
SUMMARY FINANCIAL INFORMATION AND METRICS
--------------------------------------------------------------------------------

Set forth on the next page is a chart that lists key operating statistics, and dollar and percentage changes for the three-month and six-month periods ended
June 30, 2005 and 2004. The chart should be referenced when reading management's discussion and analysis of financial condition and results of operations.

                                      I-29



============================================================================================================================
ANALYSIS OF CONTINUING OPERATIONS                   THREE MONTHS ENDED                          SIX MONTHS ENDED
(In millions)                                            JUNE 30,                                   JUNE 30,
============================================================================================================================
                                                            $ Change   % Change                          $ Change   % Change
                                                               Fav        Fav                               Fav        Fav
                                           2005     2004     (Unfav)    (Unfav)      2005       2004      (Unfav)    (Unfav)
                                          ----------------------------------------------------------------------------------

NET SALES:
   Davison Chemicals ..................   $358.9   $297.8    $ 61.1      20.5%     $  693.6   $  568.7    $124.9     22.0%
   Performance Chemicals ..............    317.6    274.6      43.0      15.7%        586.1      522.2      63.9     12.2%
                                          ----------------------------------------------------------------------------------
TOTAL GRACE NET SALES .................   $676.5   $572.4    $104.1      18.2%     $1,279.7   $1,090.9    $188.8     17.3%
============================================================================================================================
PRE-TAX OPERATING INCOME
   Davison Chemicals ..................   $ 43.1   $ 37.5    $  5.6      14.9%     $   80.8   $   69.5    $ 11.3     16.3%
   Performance Chemicals ..............     45.7     38.9       6.8      17.5%         73.0       66.5       6.5      9.8%
                                          ----------------------------------------------------------------------------------
   Corporate costs:
      Support functions ...............     (9.7)    (8.6)     (1.1)    (12.8%)       (19.2)     (16.6)     (2.6)   (15.7%)
      Pension, performance-related
         compensation, and other ......    (22.5)   (18.5)     (4.0)    (21.6%)       (38.3)     (31.6)     (6.7)   (21.2%)
                                          ----------------------------------------------------------------------------------
   Total Corporate costs ..............    (32.2)   (27.1)     (5.1)    (18.8%)       (57.5)     (48.2)     (9.3)   (19.3%)
                                          ----------------------------------------------------------------------------------
PRE-TAX INCOME FROM CORE OPERATIONS ...     56.6     49.3       7.3      14.8%         96.3       87.8       8.5      9.7%
PRE-TAX INCOME (LOSS) FROM NONCORE
   ACTIVITIES .........................     13.1     (9.5)     22.6        NM           5.0      (13.8)     18.8    136.2%
      Interest expense ................    (13.3)    (3.9)     (9.4)       NM         (27.9)      (7.8)    (20.1)      NM
      Interest income .................      0.9      1.4      (0.5)    (35.7%)         1.6        2.3      (0.7)   (30.4%)
                                          ----------------------------------------------------------------------------------
INCOME (LOSS) BEFORE CHAPTER 11
   EXPENSES AND INCOME TAXES ..........     57.3     37.3      20.0      53.6%         75.0       68.5       6.5      9.5%
Chapter 11 expenses, net ..............     (4.6)    (3.0)     (1.6)    (53.3%)       (10.6)      (7.5)     (3.1)   (41.3%)
Benefit from (provision for)
   income taxes .......................    (20.0)   (13.0)     (7.0)    (53.8%)       (28.6)     (23.9)     (4.7)   (19.7%)
                                          ----------------------------------------------------------------------------------
NET INCOME (LOSS) .....................   $ 32.7   $ 21.3    $ 11.4      53.5%     $   35.8   $   37.1    $ (1.3)    (3.5%)
============================================================================================================================
KEY FINANCIAL MEASURES:
PRE-TAX INCOME FROM CORE OPERATIONS
   AS PERCENTAGE OF SALES:
      Davison Chemicals ...............     12.0%    12.6%       NM      (0.6)pts      11.6%      12.2%       NM     (0.6)pts
      Performance Chemicals ...........     14.4%    14.2%       NM       0.2pts       12.5%      12.7%       NM     (0.2)pts
      Total Core Operations ...........      8.4%     8.6%       NM      (0.2)pts       7.5%       8.0%       NM     (0.5)pts
PRE-TAX INCOME FROM CORE OPERATIONS
   BEFORE DEPRECIATION AND
   AMORTIZATION .......................   $ 85.2   $ 75.6    $  9.6      12.7%     $  153.7   $  141.3    $ 12.4      8.8%
      AS A PERCENTAGE OF SALES ........     12.6%    13.2%       NM      (0.6)pts      12.0%      13.0%       NM     (1.0)pts
DEPRECIATION AND AMORTIZATION .........   $ 28.6   $ 26.3    $  2.3       8.7%     $   57.4   $   53.5    $  3.9      7.3%
============================================================================================================================
NET CONSOLIDATED SALES BY REGION:
      North America ...................   $280.9   $250.7    $ 30.2      12.0%     $  541.1   $  475.8    $ 65.3     13.7%
      Europe ..........................    244.7    205.9      38.8      18.8%        465.9      399.3      66.6     16.7%
      Asia Pacific ....................    117.6     86.7      30.9      35.6%        205.7      159.5      46.2     29.0%
      Latin America ...................     33.3     29.1       4.2      14.4%         67.0       56.3      10.7     19.0%
                                          ----------------------------------------------------------------------------------
TOTAL .................................   $676.5   $572.4    $104.1      18.2%     $1,279.7   $1,090.9    $188.8     17.3%
============================================================================================================================


NM = Not meaningful

The above chart, as well as the financial information presented throughout this discussion, divides Grace's financial results between "core operations" and
"noncore activities." Core operations comprise the financial results of Davison
Chemicals, Performance Chemicals, and the costs of corporate activities that directly or indirectly support business operations. In contrast, noncore activities comprise all other events and transactions not directly related to the generation of operating revenue or the support of core operations and generally relate to Grace's former operations and products. Grace uses pre-tax income from core operations as a factor in determining certain incentive compensation and as a key factor in its management's decision-making process.

Neither pre-tax income from core operations nor pre-tax income from core operations before depreciation and amortization purport to represent income or cash flow as defined under generally accepted accounting principles, and should not be considered an alternative to such measures as an indicator of Grace's performance. These measures are provided to distinguish operating results of
Grace's current business base from results and related assets and liabilities of past businesses, discontinued products, and corporate legacies including the effect of Grace's Chapter 11 proceedings.

                                      I-30

--------------------------------------------------------------------------------
GRACE OVERVIEW
--------------------------------------------------------------------------------

NET SALES - The following tables identify the year-over-year increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation for the three and six months ended June 30, 2005 and 2004, respectively.

================================================================================
                                         THREE MONTHS ENDED JUNE 30, 2005 AS A
NET SALES                                 PERCENTAGE INCREASE (DECREASE) FROM
  VARIANCE ANALYSIS                         THREE MONTHS ENDED JUNE 30, 2004
================================================================================
                                                              CURRENCY
                                        VOLUME   PRICE/MIX   TRANSLATION   TOTAL
                                        ----------------------------------------
Davison Chemicals ...................     5.2%     12.9%         2.4%      20.5%
Performance Chemicals ...............     9.7%      3.5%         2.5%      15.7%
Net sales ...........................     7.4%      8.4%         2.4%      18.2%
--------------------------------------------------------------------------------
BY REGION:
   North America ....................     7.8%      3.9%         0.3%      12.0%
   Europe ...........................     9.1%      4.4%         5.3%      18.8%
   Asia Pacific .....................     9.9%     23.7%         2.0%      35.6%
   Latin America ....................   (12.7%)    25.0%         2.1%      14.4%
================================================================================

Grace's sales in the three months ended June 30, 2005 compared with the prior year period were favorably impacted by higher sales volume, especially in refining technologies and construction chemicals products, with acquisitions contributing $16.7 million or 2.9 percentage points of the sales volume growth.
Foreign currency translation contributed $14.0 million or 2.4 percentage points of the sales growth, mainly due to the strengthening of the Euro against the
U.S. dollar compared with the prior year period. Selling price increases, implemented to partially offset a significant increase in raw material and energy costs, added approximately $17 million to 2005 second quarter sales.

================================================================================
                                           SIX MONTHS ENDED JUNE 30, 2005 AS A
NET SALES                                  PERCENTAGE INCREASE (DECREASE) FROM
   VARIANCE ANALYSIS                          SIX MONTHS ENDED JUNE 30, 2004
================================================================================
                                                              CURRENCY
                                        VOLUME   PRICE/MIX   TRANSLATION   TOTAL
                                        ----------------------------------------
Davison Chemicals ...................     7.5%     12.1%         2.4%      22.0%
Performance Chemicals ...............     7.0%      2.8%         2.4%      12.2%
Net sales ...........................     7.3%      7.6%         2.4%      17.3%
--------------------------------------------------------------------------------
BY REGION:
   North America ....................     6.9%      6.5%         0.3%      13.7%
   Europe ...........................     6.5%      4.9%         5.3%      16.7%
   Asia Pacific .....................     9.0%     18.1%         1.9%      29.0%
   Latin America ....................    10.3%      7.1%         1.6%      19.0%
================================================================================

Grace's sales in the six months ended June 30, 2005 compared with the prior year period were favorably impacted by higher sales volume, especially in refining technologies and construction chemicals products, with acquisitions contributing
$33.1 million or 3.0 percentage points of the sales volume growth. Foreign currency translation contributed $26.2 million or 2.4 percentage points of the sales growth, mainly due to the strengthening of the Euro against the U.S.
dollar compared with the prior year period. Selling price increases, implemented to partially offset a significant increase in raw material and energy costs, added approximately $26 million to year-to-date sales.

PRE-TAX INCOME FROM CORE OPERATIONS - Operating profit for the three-month and six-month periods ended June 30, 2005 was higher as compared with the respective prior year periods due to strong sales volume growth (including acquisitions and a better product mix), higher selling prices to partially offset the impact of cost inflation, and favorable foreign currency translation.

Corporate costs include corporate functional costs (such as financial and legal services, human resources, communications and information technology), the cost of corporate governance (including directors and officers liability insurance, a portion of which is allocated to noncore activities) and pension costs related to both corporate employees and to the effects of changes in assets and liabilities for all Grace pension plans. Corporate costs for the three and six months ended June 30, 2005 increased over the prior year periods primarily due to higher pension expense that reflects updated assumptions for expected life-spans, the longevity of Grace's active work force, and amortization of deferred costs related to capital market returns in recent years.

PRE-TAX INCOME (LOSS) FROM NONCORE ACTIVITIES - Pre-tax income (loss) from noncore activities reflects items not directly related to Grace's core operating units. This category of costs and income is expected to be volatile as potentially material items are addressed through Grace's Chapter 11 proceedings and/or as the financial implications of Grace's legal contingencies become apparent.

================================================================================
PRE-TAX INCOME (LOSS) FROM                        THREE MONTHS     SIX MONTHS
   NONCORE ACTIVITIES                                ENDED            ENDED
(In millions)                                       JUNE 30,        JUNE 30,
================================================================================
                                                  2005    2004    2005    2004
                                                 -------------------------------
Insurance settlements ........................   $20.3   $  --   $20.3   $   --
Asbestos administration, net .................    (1.9)     --    (4.2)      --
COLI income, net .............................     0.6     0.7     1.9      2.2
D&O insurance cost ...........................    (1.5)   (1.3)   (3.0)    (2.6)
Pension and postretirement benefit
   costs .....................................    (1.3)   (2.3)   (2.6)    (4.5)
Translation effects - intercompany loan ......   (16.5)    0.5   (31.4)    (1.1)
Value of currency contracts ..................    16.7    (9.3)   31.2     (9.3)
Foreign currency transaction effects .........    (0.3)    0.4    (0.5)     0.6
Legal fees ...................................    (3.2)     --    (9.2)      --
Other ........................................     0.2     1.8     2.5      0.9
                                                 -------------------------------
                                                 $13.1   $(9.5)  $ 5.0   $(13.8)
================================================================================

Pre-tax income (loss) from noncore activities for the three and six months ended
June 30, 2005 was comparable with the prior year periods except for: (1) the foreign currency effect of an intercompany loan as described below, (2) the receipt of approximately $20 million of income and cash proceeds from the settlement of two disputes with insurance carrier groups with respect to coverage for past

environmental remediation and asbestos-related costs, and (3) an accrual for defense costs related to the Montana and New Jersey legal proceedings (see Note
12 to the Consolidated Financial Statements for more information).

In March 2004, Grace began accounting for currency fluctuations on a (euro)293 million intercompany loan between Grace's subsidiaries in the United States and
Germany as a component of operating results instead of as a component of other comprehensive income. The change was prompted by new tax laws in Germany and
Grace's cash flow planning for its Chapter 11 reorganization, which indicated
that it is no longer reasonable to consider this loan as part of the permanent capital structure in Germany. In May 2004, Grace entered into a series of foreign currency forward contracts to mitigate future currency fluctuations on the remaining loan balance. These contracts were extended in June 2005 and have varying rates that coincide with loan repayments due periodically through
December 2008. In 2005, (euro)30.9 million of loan principal was repaid. For the six months ended June 30, 2005, a $31.2 million contract gain was recognized, offset by a $31.4 million foreign currency loss, and was reported in other
(income) expense. These forward contracts are considered derivative instruments that are viewed as risk management tools by Grace and are not used for trading or speculative purposes.

CHAPTER 11 EXPENSES - Although it is difficult to measure precisely how Chapter
11 has impacted Grace's overall financial performance, there are certain added costs that are directly attributable to operating under the Bankruptcy Code. Net
Chapter 11 expenses consist primarily of legal, financial and consulting fees incurred by Grace and three creditors' committees. Chapter 11 expenses for the three and six months ended June 30, 2005 were higher than the respective prior year periods primarily due to higher legal costs.

Grace's pre-tax income from core operations included expenses for Chapter
11-related compensation charges of $6.5 million and $7.1 million for the three months ended June 30, 2005 and 2004, respectively, and $9.4 million and $10.8 million for the six months ended June 30, 2005 and 2004, respectively. Poor stock price performance in the period leading up to and after the Filing diminished the value of Grace's stock option program as an incentive compensation tool for current and prospective employees, which caused Grace to change its long-term incentive compensation program into a cash-based program.

There are numerous other indirect costs to manage Grace's Chapter 11 proceedings such as: management time devoted to Chapter 11 matters; added cost of debt capital; added costs of general business insurance, including D&O liability insurance premiums; and lost business and acquisition opportunities due to the complexities of operating under Chapter 11.

INTEREST EXPENSE - Net interest expense for the three and six months ended June
30, 2005 was up $9.9 million and $20.8 million, respectively, compared with the prior year periods. This increase is due to the interest to which general unsecured creditors would be entitled under the Plan. The Plan states that each holder of an allowed general unsecured claim shall be paid in full, plus post-petition interest. Post-petition interest shall accrue through the date of payment and shall be (i) for the holders of the Debtors' pre-petition bank credit facilities, at a rate of 6.09% per annum, compounded quarterly, (ii) for the holders of claims who, but for the Filing would be entitled under a contract or otherwise to accrue or be paid interest on such claim in a non-default (or non-overdue payment) situation under applicable non-bankruptcy law, the rate provided in the contract between a Debtor(s) and the claimant or such rate as may otherwise apply under applicable non-bankruptcy law, or (iii) for all other holders of allowed general unsecured claims, at a rate of 4.19% per annum, compounded annually. Under the Plan, such interest, which is payable 85% in cash and 15% in Grace common stock, will not be paid until the Plan is confirmed and funded.

INCOME TAXES - Grace's provision for income taxes at the federal corporate rate of 35.0% was $22.5 million and $21.4 million for the six months ended June 30,
2005 and 2004, respectively. The primary differences between these amounts and the overall provision for income taxes is attributable to current period interest on tax contingencies and the non-deductibility of certain Chapter 11 expenses.

--------------------------------------------------------------------------------
BUSINESS SEGMENT OVERVIEW
--------------------------------------------------------------------------------

DAVISON CHEMICALS

================================================================================
                                                THREE MONTHS ENDED JUNE 30,
                                           -------------------------------------
                                                             $ Change   % Change
NET SALES BY PRODUCT LINE                                       Fav        Fav
(In millions)                               2005     2004     (Unfav)    (Unfav)
--------------------------------------------------------------------------------
Refining technologies ..................   $213.3   $168.5     $44.8      26.6%
Specialty materials ....................    145.6    129.3      16.3      12.6%
TOTAL DAVISON CHEMICALS ................   $358.9   $297.8     $61.1      20.5%
================================================================================
                                                THREE MONTHS ENDED JUNE 30,
                                           -------------------------------------
                                                             $ Change   % Change
NET SALES BY REGION                                             Fav        Fav
(In millions)                               2005     2004     (Unfav)    (Unfav)
--------------------------------------------------------------------------------
North America ..........................   $127.6   $115.8     $11.8      10.2%
Europe .................................    143.0    122.8      20.2      16.4%
Asia Pacific ...........................     74.7     47.4      27.3      57.6%
Latin America ..........................     13.6     11.8       1.8      15.3%
TOTAL DAVISON CHEMICALS ................   $358.9   $297.8     $61.1      20.5%
================================================================================

Sales

The increase in sales for the Davison segment for the three months ended June
30, 2005 from the prior year period was attributable primarily to higher volume in refining technologies, sales from the acquisition of Alltech International
Holdings, Inc. completed in August 2004, and favorable product mix.

The increase in sales of refining technologies products for the three months ended June 30, 2005 compared with the prior year period resulted primarily from volume gains in response to high worldwide demand for catalysts that enhance refinery through-put, upgrade crude oil feedstocks and help produce cleaner fuels, and from added revenue from the contractual pass-through of commodity metals costs.

The increase in sales of specialty materials products for the three months ended
June 30, 2005 from the prior year period was primarily attributable to sales from the acquisition of Alltech, higher selling prices to partially offset raw material and energy cost inflation, favorable product mix, and favorable currency; offset by lower sales of engineered materials in Europe as a result of a decline in economic activity in parts of that region.

Sales from acquisitions accounted for $12.5 million, or 4.2 percentage points of the sales growth in the period, almost all of which was attributable to the acquisition of Alltech. Sales increases also reflected favorable foreign currency translation, which contributed 2.4 percentage points of the sales increase in the period.

Sales growth was strong in all regions. Sales in Asia Pacific and Latin America were up due to strong demand in all product lines from economic activity in
China and increased sales activity in Latin America. In North America, increased sales were primarily attributable to volume growth, as well as favorable product price/mix, reflecting stronger economic activity in the United States. European sales were higher due to the effects of favorable currency translation and higher demand for refining technologies products, which more than offset the effects of lower economic activity in parts of that region.

Operating Income

Pre-tax operating income for the Davison Chemicals segment was up 14.9% for the three months ended June 30, 2005. The increase was attributable to contributions from higher sales volume in refining technologies, a more profitable product mix, increased selling prices implemented to partially offset higher raw materials and energy costs, accretive acquisition results, and favorable currency translation and commodity contracts. Costs associated with integrating business functions and processes partially offset the increase.

================================================================================
                                                 SIX MONTHS ENDED JUNE 30,
                                           -------------------------------------
                                                             $ Change   % Change
NET SALES BY PRODUCT LINE                                       Fav        Fav
(In millions)                               2005     2004     (Unfav)    (Unfav)
--------------------------------------------------------------------------------
Refining technologies ..................   $407.7   $313.6    $ 94.1      30.0%
Specialty materials ....................    285.9    255.1      30.8      12.1%
                                           -------------------------------------
TOTAL DAVISON CHEMICALS ................   $693.6   $568.7    $124.9      22.0%
================================================================================

                                                SIX MONTHS ENDED JUNE 30,
                                           -------------------------------------
                                                             $ Change   % Change
NET SALES BY REGION                                             Fav        Fav
(In millions)                               2005     2004     (Unfav)    (Unfav)
--------------------------------------------------------------------------------
North America ..........................   $257.6   $220.8    $ 36.8      16.7%
Europe .................................    280.4    240.3      40.1      16.7%
Asia Pacific ...........................    125.0     85.2      39.8      46.7%
Latin America ..........................     30.6     22.4       8.2      36.6%
                                           -------------------------------------
TOTAL DAVISON CHEMICALS ................   $693.6   $568.7    $124.9      22.0%
================================================================================

Sales

The sales increase for the six months ended June 30, 2005 over the prior year period was 22.0% which reflects similar economic conditions and cost factors as those experienced in the three months ended June 30, 2005.

Operating Income

The 16.3% increase in operating income for the six months ended June 30, 2005 over the prior year period was a result of similar economic conditions and cost factors as those experienced in the three months ended June 30, 2005.

PERFORMANCE CHEMICALS
================================================================================
                                                 THREE MONTHS ENDED JUNE 30,
                                           -------------------------------------
                                                             $ Change   % Change
NET SALES BY PRODUCT LINE                                       Fav        Fav
(In millions)                               2005     2004     (Unfav)    (Unfav)
--------------------------------------------------------------------------------
Construction chemicals .................   $159.4   $135.0     $24.4      18.1%
Building materials .....................     79.2     69.1      10.1      14.6%
Sealants and coatings ..................     79.0     70.5       8.5      12.1%
                                           -------------------------------------
TOTAL PERFORMANCE CHEMICALS ............   $317.6   $274.6     $43.0      15.7%
================================================================================
                                                 THREE MONTHS ENDED JUNE 30,
                                           -------------------------------------
                                                             $ Change   % Change
NET SALES BY REGION                                             Fav        Fav
(In millions)                               2005     2004     (Unfav)    (Unfav)
--------------------------------------------------------------------------------
North America ..........................   $153.3   $134.9     $18.4      13.6%
Europe .................................    101.7     83.1      18.6      22.4%
Asia Pacific ...........................     42.9     39.3       3.6       9.2%
Latin America ..........................     19.7     17.3       2.4      13.9%
                                           -------------------------------------
TOTAL PERFORMANCE CHEMICALS ............   $317.6   $274.6     $43.0      15.7%
================================================================================

Sales

The 15.7% increase in sales for the Performance Chemicals segment for the three months ended June 30, 2005 from the prior year period was primarily a result of strong growth in sales volumes worldwide and increases in selling prices to partially offset higher raw material costs. Favorable currency translation accounted for 2.5 percentage points of the increase.

The increase in sales of construction chemicals reflected geographic expansion and other growth initiatives, as well as stronger construction activity, particularly in North America. The sales increase in building materials reflects strong sales of roofing underlayments, particularly in North America, added sales from the acquisition of the Triflex(R) synthetic roofing underlayment product line in December 2004, and higher sales of specialty below-grade waterproofing worldwide; partially offset by lower sales of fire protection products compared with a strong second quarter of 2004. The increase in sales of sealants and coatings was due to higher volumes and selling price increases implemented to offset higher raw material costs, with sales of Daraform(R)
closure sealants and can coatings accounting for most of the growth.

Sales increases in North America reflected very strong U.S. construction activity, growth programs in construction chemicals and residential waterproofing, and the Triflex(R) acquisition. In Europe, higher sales were primarily due to favorable foreign currency translation and growth programs in construction chemicals. Sales in Asia Pacific increased as a result of broad-based volume growth and the effects of favorable foreign currency translation. Sales in Latin America were favorably impacted by currency translation and volume increases in construction chemicals and can sealants, offset by lower sales of closure sealants and coatings.

Operating Income

Pre-tax operating income increased 17.5% for the three months ended June 30,
2005 from the prior year period, primarily as a result of sales increases and productivity improvements, partially offset by higher raw material costs.

================================================================================
                                                 SIX MONTHS ENDED JUNE 30,
                                           -------------------------------------
                                                             $ Change   % Change
NET SALES BY PRODUCT LINE                                       Fav        Fav
(In millions)                               2005     2004     (Unfav)    (Unfav)
--------------------------------------------------------------------------------
Construction chemicals .................   $287.0   $249.4     $37.6      15.1%
Building materials .....................    148.2    130.9      17.3      13.2%
Sealants and coatings ..................    150.9    141.9       9.0       6.3%
                                           -------------------------------------
TOTAL PERFORMANCE CHEMICALS ............   $586.1   $522.2     $63.9      12.2%
================================================================================

                                                 SIX MONTHS ENDED JUNE 30,
                                           -------------------------------------
                                                             $ Change   % Change
NET SALES BY REGION                                             Fav        Fav
(In millions)                               2005     2004     (Unfav)    (Unfav)
--------------------------------------------------------------------------------
North America ..........................   $283.5   $255.0     $28.5      11.2%
Europe .................................    185.5    159.0      26.5      16.7%
Asia Pacific ...........................     80.7     74.3       6.4       8.6%
Latin America ..........................     36.4     33.9       2.5       7.4%
                                           -------------------------------------
TOTAL PERFORMANCE CHEMICALS ............   $586.1   $522.2     $63.9      12.2%
================================================================================

Sales

The 12.2% increase in sales for the six months ended June 30, 2005 over the prior year period was largely attributable to the same favorable factors that affected sales in the three months ended June 30, 2005.

Operating Income

The 9.8% increase in pre-tax operating income for the six months ended June 30,
2005 over the prior year period was due to sales increases and positive results from productivity and cost containment initiatives, partially offset by raw material cost increases.

OPERATING RETURNS ON ASSETS EMPLOYED - The following charts set forth the
Davison Chemicals and Performance Chemicals total asset position and pre-tax return on average total assets as of June 30, 2005 and December 31, 2004. It should be noted that the manufacture of Davison Chemicals products generally requires significantly higher capital costs than the manufacture of Performance
Chemicals products.

================================================================================
DAVISON CHEMICALS                                        JUNE 30,   December 31,
(In millions)                                              2005         2004
--------------------------------------------------------------------------------
Trade receivables ....................................    $192.9       $172.0
Inventory ............................................     160.9        151.8
Other current assets .................................      17.1          4.9
                                                         -----------------------
Total current assets .................................     370.9        328.7
Properties and equipment, net ........................     398.8        437.6
Goodwill and other intangible assets .................      97.0        105.7
Other assets .........................................       3.3         18.9
                                                         -----------------------
Total assets .........................................    $870.0       $890.9
                                                         =======================
Pre-tax return on average total assets ...............      18.2%        17.8%
================================================================================

Davison Chemicals' total assets decreased by $20.9 million as of June 30, 2005 compared with December 31, 2004. The decrease was due to depreciation and amortization expense and $40.0 million lower foreign currency translation due to the stronger U.S. dollar on June 30, 2005 than on December 31, 2004. Increased trade receivables and inventory, due to increased sales

and higher raw material costs, partially offset the decrease.

================================================================================
PERFORMANCE CHEMICALS                                    JUNE 30,   December 31,
(In millions)                                              2005         2004
--------------------------------------------------------------------------------
Trade receivables ....................................    $242.4       $219.1
Inventory ............................................     105.4         96.5
Other current assets .................................      16.8         14.5
                                                         -----------------------
Total current assets .................................     364.6        330.1
Properties and equipment, net ........................     186.7        198.3
Goodwill and other intangible assets .................      95.1        102.2
Other assets .........................................      46.9         43.9
                                                         -----------------------
Total assets .........................................    $693.3       $674.5
                                                         =======================
Pre-tax return on average total assets ...............      20.7%        20.7%
================================================================================

Performance Chemicals' total assets increased by $18.8 million as of June 30,
2005 compared with December 31, 2004, net of a decrease of $29.0 million from lower foreign currency translation due to the stronger U.S. dollar on June 30,
2005 than on December 31, 2004. Aside from currency effects, current assets reflected sales increases as well as some inventory building for seasonal peaks, while the decline in properties and equipment reflected capital spending in the first six months of 2005 at a lower level than depreciation.

--------------------------------------------------------------------------------
NONCORE LIABILITIES
--------------------------------------------------------------------------------

Grace has a number of financial exposures originating from past businesses, products and events. These obligations arose from transactions and/or business practices that date back to when Grace was a much larger company, when it produced products or operated businesses that are no longer part of its revenue base, and when government regulation was less stringent and scientific knowledge with respect to such businesses and products was much less advanced than today.

The following table summarizes net noncore liabilities at June 30, 2005 and
December 31, 2004:

================================================================================
NET NONCORE LIABILITIES                                  JUNE 30,   December 31,
(In millions)                                              2005         2004
--------------------------------------------------------------------------------
Asbestos-related liabilities ........................   $(1,700.0)   $(1,700.0)
Asbestos-related insurance receivable ...............       500.0        500.0
                                                       -------------------------
Asbestos-related liability, net .....................    (1,200.0)    (1,200.0)
Environmental remediation ...........................      (320.6)      (345.0)
Postretirement benefits .............................      (111.1)      (118.9)
Income taxes ........................................      (143.2)      (210.4)
Retained obligations and other ......................       (20.9)       (25.1)
                                                       -------------------------
NET NONCORE LIABILITY ...............................   $(1,795.8)   $(1,899.4)
================================================================================

The resolution of most of these noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. Grace cannot predict with any certainty how, and for what amounts, any of these contingencies will be resolved. The amounts of these liabilities as ultimately determined through the
Chapter 11 proceedings could be materially different from amounts recorded by
Grace at June 30, 2005.

--------------------------------------------------------------------------------
PLAN OF REORGANIZATION
--------------------------------------------------------------------------------

As described under "Voluntary Bankruptcy Filing" in Notes 1 and 2 to the
Consolidated Financial Statements, Grace and its principal U.S. operating subsidiary are debtors-in-possession under Chapter 11 of the Bankruptcy Code.
Grace's non-U.S. subsidiaries, although not part of the Filing, are owned directly or indirectly by Grace's principal operating subsidiary or other filing entities. Consequently, it is likely that a Chapter 11 reorganization plan will involve the combined value of Grace's global businesses and its other assets to fund (with cash and/or securities) Grace's obligations as adjudicated through the bankruptcy process. Grace has analyzed its cash flow and capital needs to continue to fund its businesses and believes that, while in Chapter 11, sufficient cash flow and credit facilities are available to support its business strategy.

On January 13, 2005, Grace filed a revised plan of reorganization (the "Plan")
and related documents to address certain objections of creditors and other interested parties to its original plan of reorganization and disclosure statement filed on November 13, 2004. The Plan is supported by committees representing general unsecured creditors and equity holders, but is not supported by committees representing asbestos personal injury claimants and asbestos property damage claimants. See Note 2 to the Consolidated Financial
Statements for more information on the Plan.

RISKS OF THE PLAN - Grace intends to address all pending and future asbestos-related claims and all other pre-petition claims as outlined in the
Plan. However, Grace may not be successful in obtaining approval of the Plan by the Bankruptcy Court. Instead, a materially different plan of reorganization may ultimately be approved and, under the ultimate plan of reorganization, the interests of Grace's shareholders could be substantially diluted or cancelled.
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

     (including ZAI) and all pending and future personal injury claims; and

2.   The benefit of assets from litigation settlement agreements with Sealed Air
     Corporation and its subsidiary, Cryovac, Inc., and Fresenius Medical Care
     Holdings, Inc. will be available to satisfy liabilities under the Plan.

There can be no guarantee that these two fundamental conditions can be met. The measure of Grace's asbestos-related liabilities could be settled by the
Bankruptcy Court (in conformity with Grace's Plan or otherwise), by a negotiation with interested parties, and/or by legislation (currently being considered by the U.S. Congress) for the personal injury component of this contingency.

In May 2005 the Senate Judiciary Committee reported the Specter-Leahy Fairness in Asbestos Injury Resolution Act of 2005 ("FAIR") to the Senate. The bill is intended to create a fair and efficient system to resolve claims of victims for personal injury caused by asbestos exposure. FAIR, as reported, provides for the creation of a government-administered trust, to be funded by payments from insurers and defendant companies. It also includes medical criteria against which monetary values have been assigned so that people with an asbestos-related condition will receive compensation under a no-fault system.

Under the current version of FAIR, Grace's required payments to the fund would be based on a percentage of sales payable annually over a period of up to 30 years. Whether FAIR, as reported or as it may be amended, is enacted into law is highly uncertain. Legislation to provide a resolution for asbestos personal injury mass tort litigation has been considered many times before and in no instance has legislation passed both houses of Congress. A resolution of personal injury claims based on FAIR may not satisfy the conditions precedent under the litigation settlement agreements with Sealed Air and Fresenius and, therefore, may reduce or eliminate the availability of these assets to fund a plan of reorganization.

Any resolution, other than that reflected in the Plan, could have a material adverse effect on the percentage of Grace common stock to be retained by current shareholders of Grace beyond that reflected in the proforma financial information presented below. Grace will adjust its financial statements and the proforma effects of the Plan as facts and circumstances warrant.

PROFORMA FINANCIAL INFORMATION - The proforma financial information of Grace presented below reflects the accounting effects of the Plan (1) as if it were put in effect on the date of Grace's most recent consolidated balance sheet -
June 30, 2005, and (2) as if it were in effect for (a) the full year ended
December 31, 2004, and (b) the six months ended June 30, 2005. The proforma financial information included herein, may not be consistent with the Plan documents filed on January 13, 2005 due to subsequent changes in operations and accounting estimates. Such proforma financial statements reflect how Grace's assets, liabilities, equity and income would be affected by the Plan as follows:

A.   Borrowings Under New Debt Agreements and Contingencies

The Plan reflects the assumed establishment of a new $1,000 million debt facility to fund settled claims payable at the effective date of the Plan
(approximately $800 million) and to provide working capital (approximately $200 million) for continuing operations. Proforma expenses reflect an assumed 7%
interest rate on outstanding borrowings. No such facility currently exists but,
Grace expects, based on discussions with prospective lenders, that a facility can be obtained before the effective date of the Plan. In addition, the proforma financial information reflects $150.0 million in contingencies to pay professional and bank fees, other non-operating liabilities and their related tax effects that will not become liabilities until the effective date of the
Plan.

B.   Fresenius and Sealed Air Settlements

The Plan reflects the value, in the form of cash and securities, expected to be realized under litigation settlement agreements as follows: $115.0 million of cash from Fresenius; and, $1,034.8 million of estimated value from Cryovac,
Inc., a subsidiary of Sealed Air (calculated as of June 30, 2005) in the form of
$512.5 million of cash plus accrued interest at 5.5% from December 21, 2002 compounded annually (approximately $74.2 million), and nine million shares of
Sealed Air common stock valued at $49.79 per share (approximately $448.1 million). Tax accounts have been adjusted to reflect the satisfaction of Grace's recorded liabilities by way of these third-party agreements. The Fresenius settlement amount will be payable to Grace and will be accounted for as income.
Payments under the Sealed Air settlement will be paid directly to the asbestos trust by Cryovac and will be accounted for as satisfaction of a portion of
Grace's recorded asbestos-related liability and a credit to shareholder's equity. In addition, the valuation allowance related to Grace's federal deferred tax assets will not be required as a result of these settlements and has therefore been reversed. Both the Sealed Air and Fresenius settlements are subject to the fulfillment of specified conditions.

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

D.   Proforma Consolidated Statement of Operations and Capital Structure

The proforma income adjustments reflect the elimination from Grace's June 30,
2005 and December 31, 2004 Consolidated Statements of Operations of: (1) charges and expenses directly related to Chapter 11, (2) the accounting for estimates and provisions directly related to the Plan, and (3) the addition of interest and new shares of Grace common stock related to the assumed financing of the
Plan. For purposes of proforma earnings per share and proforma share capital, the trading value of Grace's common stock at June 30, 2005 of $7.79 per share was used for calculating issued and outstanding shares. At this per share valuation, it is assumed that 77.8 million shares will be issued at the effective date of the Plan to fund asbestos and general unsecured claims, 16.7 million shares would be issuable upon exercise of warrants to satisfy Grace's estimate of PI-AO claims, and 0.7 million shares would be issued upon exercise of in-the-money stock options. Such trading value is presented solely for purposes of presenting a proforma Consolidated Statement of Operations and may not be indicative of the actual trading value of Grace common stock following the effective date of the Plan. Should Grace's distributable value per share at the effective date of the Plan be below approximately $8.75 per share, Grace would be required to revalue its balance sheet for a change in control. (The trading value of Grace's common stock over the twelve-month period ended June
30, 2005 was between $4.74 and $15.49 per share.) These proforma financial statements reflect no change in assets or income related to this potential accounting outcome.

E.   Non-asbestos Contingencies

The accompanying proforma financial information assumes all non-asbestos related contingencies (including environmental, tax and civil and criminal litigation)
are settled for recorded amounts as of June 30, 2005. Certain liabilities are assumed to be paid at the effective date based on Grace's estimate of amounts that will be determinable and payable. The remainder, which would also be subject to the approved plan of reorganization, is assumed to be paid subsequent to the effective date as amounts are either not due until a later date or will be determined through post-effective-date litigation. The ultimate value of such claims may change materially as Grace's Chapter 11 and other legal proceedings further define Grace's non-asbestos related obligations.



=================================================================================================================================
                                                                                 PROFORMA ADJUSTMENTS
                                                                        ---------------------------------------------
                                                                            BORROWINGS                     PAYMENT OF
W. R. GRACE & CO AND SUBSIDIARIES                           JUNE 30,      UNDER NEW DEBT    SEALED AIR/     REMAINING    JUNE 30,
   PROFORMA CONDENSED CONSOLIDATED BALANCE SHEET              2005          AGREEMENTS       FRESENIUS    PRE-PETITION     2005
(In millions)                                             AS REPORTED   AND CONTINGENCIES   SETTLEMENTS    LIABILITIES   PROFORMA
---------------------------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
Cash and cash equivalents .............................    $   404.0         $ 800.0         $   115.0      $(1,010.9)   $  308.1
Other current assets ..................................        778.3              --                --             --       778.3
                                                           ----------------------------------------------------------------------
   TOTAL CURRENT ASSETS ...............................      1,182.3           800.0             115.0       (1,010.9)    1,086.4

Non-current operating assets ..........................        984.7              --                --             --       984.7
Cash value of life insurance ..........................         81.3              --                --             --        81.3
Deferred income taxes:
   Net operating loss carryforwards ...................         69.3              --             (40.3)         121.7       150.7
   Temporary differences, net of valuation allowance ..        605.7            26.3            (314.2)        (121.7)      196.1
Asbestos-related insurance ............................        500.0              --                --             --       500.0
                                                           ----------------------------------------------------------------------
   TOTAL ASSETS .......................................    $ 3,423.3         $ 826.3         $  (239.5)     $(1,010.9)   $2,999.2
                                                           ======================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Total Current Liabilities .............................    $   371.4         $    --         $      --      $      --    $  371.4
Long-term debt ........................................          0.5           800.0                --             --       800.5
Other noncurrent liabilities ..........................        546.3              --                --             --       546.3
                                                           ----------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE ...........        918.2           800.0                --             --     1,718.2

Bank debt/letters of credit/capital leases ............        664.8              --                --         (662.7)        2.1
Liability for asbestos-related litigation and claims ..      1,700.0              --          (1,034.8)        (535.2)      130.0
Liability for environmental remediation ...............        320.6              --                --         (208.1)      112.5
Liability for postretirement health and special
   pensions ...........................................        185.3              --                --           (9.8)      175.5
Liability for accounts payable and litigation .........         96.5              --                --          (77.9)       18.6
Liability for tax claims and contingencies ............        143.2              --                --          (68.0)       75.2
Other nonoperating liabilities, including Plan
   contingencies ......................................           --           150.0                --          (50.0)      100.0
                                                           ----------------------------------------------------------------------
LIABILITIES SUBJECT TO COMPROMISE .....................      3,110.4           150.0          (1,034.8)      (1,611.7)      613.9
                                                           ----------------------------------------------------------------------
TOTAL LIABILITIES .....................................      4,028.6           950.0          (1,034.8)      (1,611.7)    2,332.1
                                                           ----------------------------------------------------------------------

SHAREHOLDER'S EQUITY (DEFICIT)
Share capital .........................................        424.2              --                --          600.8     1,025.0
Retained earnings and other equity items ..............     (1,029.5)         (123.7)            795.3             --      (357.9)
                                                           ----------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT) ..................       (605.3)         (123.7)            795.3          600.8       667.1
                                                           ----------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) ..    $ 3,423.3         $ 826.3         $  (239.5)     $(1,010.9)   $2,999.2
=================================================================================================================================




================================================================================================================================
                                                          YEAR ENDED DECEMBER 31, 2004      SIX MONTH PERIOD ENDED JUNE 30, 2005
                                                       -------------------------------------------------------------------------
W. R. GRACE & CO. AND SUBSIDIARIES
   PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS          AS        PROFORMA                  AS        PROFORMA
(In millions, except per share amounts)                 REPORTED   ADJUSTMENTS   PROFORMA   REPORTED   ADJUSTMENTS   PROFORMA
--------------------------------------------------------------------------------------------------------------------------------

NET SALES ..........................................   $2,259.9      $    --     $2,259.9   $1,279.7     $   --      $1,279.7
                                                       -------------------------------------------------------------------------
Cost of goods sold, exclusive of depreciation and
   amortization shown separately below .............    1,431.5           --      1,431.5      832.4         --         832.4
Selling, general and administrative expenses,
   exclusive of net pension expense shown
   separately below ................................      442.8           --        442.8      238.7      (16.4)        222.3
Depreciation and amortization ......................      108.8           --        108.8       57.4         --          57.4
Research and development expenses ..................       51.1           --         51.1       30.2         --          30.2
Net pension expense ................................       61.9           --         61.9       37.1         --          37.1
Interest expense and related financing costs .......      111.1        (51.8)        59.3       27.9        0.5          28.4
Provision for environmental remediation ............       21.6        (21.6)          --         --         --            --
Provision for asbestos-related litigation,
   net of insurance ................................      476.6       (476.6)          --         --         --            --
Other (income) expense .............................      (68.4)        62.3         (6.1)     (30.0)      20.3          (9.7)
                                                       -------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES ...........................    2,637.0       (487.7)     2,149.3    1,193.7        4.4       1,198.1
INCOME (LOSS) BEFORE CHAPTER 11 EXPENSES, INCOME
   TAXES, AND MINORITY INTEREST ....................     (377.1)       487.7        110.6       86.0       (4.4)         81.6
Chapter 11 expenses, net ...........................      (18.0)        18.0           --      (10.6)      10.6            --
Benefit from (provision for) income taxes ..........        1.5        (37.2)       (35.7)     (28.6)       3.9         (24.7)
Minority interest in consolidated entities .........       (8.7)          --         (8.7)     (11.0)        --         (11.0)
                                                       -------------------------------------------------------------------------
NET INCOME (LOSS) ..................................   $ (402.3)     $ 468.5     $   66.2   $   35.8     $ 10.1      $   45.9
                                                       =========================================================================
BASIC EARNINGS (LOSS) PER COMMON SHARE .............   $  (6.11)                 $   0.46   $   0.54                 $   0.32
Weighted average number of basic shares ............       65.8         77.8        143.6       66.8       77.8         144.6
DILUTED EARNINGS (LOSS) PER COMMON SHARE ...........   $  (6.11)                 $   0.42   $   0.53                 $   0.28
Weighted average number of diluted shares ..........       65.8         94.5        160.3       67.3       94.5         161.8
=================================================================================================================================


                                      I-38

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
facilities.

At the December 31, 2004 measurement date for the U.S. advance-funded defined benefit pension plans (the "Pension Plans"), the accumulated benefit obligation
("ABO") was approximately $958 million as measured under U.S. generally accepted accounting principles. The ABO is measured as the present value (using a 5.5%
discount rate as of December 31, 2004) of vested and non-vested benefits earned from employee service to date, based upon current salary levels. Such discount rate is based on a high quality bond portfolio designed to meet the payout pattern of the Pension Plans. Of the participants in the Pension Plans, approximately 80% are current retirees or employees of former Grace businesses, making the payout pattern skewed to the nearer term. Assets available to fund the ABO at December 31, 2004 were approximately $666 million, or approximately
$292 million less than the measured obligation.

Assets available at June 30, 2005 totaled approximately $633 million down $33 million from December 31, 2004 primarily due to retiree benefit payments. It is
Grace's intention to satisfy its obligations under the Pension Plans and to comply with all of the requirements of the Employee Retirement Income Security
Act of 1974. On June 22, 2005 Grace obtained Bankruptcy Court approval to fund minimum required payments of approximately $46 million for the period July 2005 through June 2006. In that regard, in July 2005, Grace contributed approximately
$15 million to the trusts that hold assets of the Pension Plans. However, there can be no assurance that the Bankruptcy Court will continue to approve arrangements to satisfy the funding needs of the Pension Plans. Contributions to
non-U.S. plans are not subject to Bankruptcy Court approval and Grace intends to fund such plans based on actuarial and trustee recommendations; $4.9 million was funded during the six months ended June 30, 2005.

See Note 13 to the Consolidated Financial Statements for the components of net periodic benefit cost for the second quarter and year-to-date. Grace expects total pension expense for 2005 to be approximately $70 million, and benefit payments to retirees to aggregate to approximately $92 million for all pension programs in 2005. At June 30, 2005, Grace's recorded pension liability for U.S.
and non-U.S. underfunded plans was $512.8 million ($438.6 million included in liabilities not subject to compromise and $74.2 million related to supplemental pension benefits, included in "liabilities subject to compromise") which includes the following components: (1) shortfall between dedicated assets and
ABO of underfunded plans ($315.3 million); and (2) ABO of pay-as-you-go plans
($197.5 million).

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS - Grace provides certain health care and life insurance benefits for retired employees, a large majority of which pertain to retirees of previously divested businesses. These plans are unfunded, and Grace pays the costs of benefits under these plans as they are incurred.
Grace's share of benefits under this program was $2.8 million and $5.1 million during the three-month and six-month periods ended June 30, 2005, compared with
$2.9 million and $5.5 million during the three-month and six-month periods ended
June 30, 2004. Grace's recorded liability for postretirement benefits of $111.1 million at June 30, 2005 is stated at net present value discounted at 5.5% (as discussed under Defined Benefit Pension Plans). Grace's Plan provides for the continuation of these benefits.

In December 2003, President Bush signed the Medicare Prescription Drug,
Improvement and Modernization Act of 2003 (the "Act") into law. The Act introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to companies that provide a benefit that is at least actuarially equivalent (as defined in the Act) to Medicare Part D. On January
21, 2005, the Center for Medicare and Medicaid Services released the final regulations implementing the Act. Grace has determined that the prescription drug benefit under its postretirement health care plan is actuarially equivalent to the Medicare Part D benefit. Therefore, the accumulated postretirement benefit obligation (APBO) was remeasured as of January 21, 2005 to reflect the amount associated with the federal subsidy. The APBO was reduced by approximately $22.0 million and the net periodic benefit cost for 2005 will be reduced

                                      I-39

by approximately $2.8 million ($1.4 million for the six-month period ended June
30, 2005) due to the effect of the federal subsidy.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

CASH RESOURCES AND AVAILABLE CREDIT FACILITIES - At June 30, 2005, Grace had
$485.3 million in cash and cash-like assets on hand ($404.0 million in cash and cash equivalents and $81.3 million in net cash value of life insurance). In addition, Grace had access to committed credit facilities aggregating $250.0 million under the DIP facility, of which $212.5 million (letters of credit and holdback provisions) was available at June 30, 2005. The term of the DIP facility expires April 1, 2006. Grace believes that these funds and credit facilities will be sufficient to finance its business strategy while in Chapter
11.

CASH FLOW FROM CORE OPERATIONS - Grace's net cash flow from core operations for the six-month period ended June 30, 2005 decreased from the prior-year period due to increased investment in working capital and an increase in capital expenditures.

================================================================================
                                                                   SIX MONTHS
                                                                     ENDED
                                                                    JUNE 30,
CORE OPERATIONS                                                 ---------------
(In millions)                                                    2005     2004
--------------------------------------------------------------------------------
CASH FLOWS:
Pre-tax operating income ....................................   $ 96.3   $ 87.8
Depreciation and amortization ...............................     57.4     53.5
                                                                ---------------
PRE-TAX INCOME BEFORE DEPRECIATION AND AMORTIZATION .........    153.7    141.3
Working capital and other changes ...........................    (94.3)   (28.9)
                                                                ---------------
CASH FLOW BEFORE INVESTING ..................................     59.4    112.4
Capital expenditures ........................................    (31.3)   (22.5)
Businesses acquired .........................................     (2.2)      --
                                                                ---------------
NET CASH FLOW FROM CORE OPERATIONS ..........................   $ 25.9   $ 89.9
================================================================================

The increased investment in working capital was primarily due to payments of approximately $70 million for prior year performance incentives and customer volume rebates. Additional investment in working capital was due to a shift in regional sales mix outside North America where standard terms of sale are longer and advanced purchasing of key raw materials is often necessary.

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

================================================================================
                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
NONCORE ACTIVITIES                                             -----------------
(In millions)                                                    2005     2004
--------------------------------------------------------------------------------
CASH FLOWS:
Pre-tax income (loss) from noncore activities ..............   $   5.0   $(13.8)
Non-cash charges ...........................................       6.0     15.4
Cash spending for:
   Chapter 11 contingencies:
      Tax settlement .......................................     (90.0)      --
      Environmental settlements ............................     (29.7)      --
   Environmental remediation ...............................      (3.0)    (2.9)
   Postretirement benefits .................................      (5.1)    (5.5)
   Retained obligations and other ..........................      (0.5)    (0.7)
                                                               -----------------
NET CASH OUTFLOW FOR NONCORE ACTIVITIES ....................   $(117.3)  $ (7.5)
================================================================================

Net cash flow from core operations and net cash flow from noncore activities do not represent income or cash flow as defined under generally accepted accounting principles, and should not be considered an alternative to such measures as an indicator of Grace's performance. These measures are provided to distinguish operating results of Grace's current business base from results and related assets and liabilities of past businesses, discontinued products, and corporate legacies and the effect of Grace's Chapter 11 proceedings.

See the Consolidated Statements of Cash Flows included in the Consolidated
Financial Statements for investing and financing activities for each of the six-month periods ended June 30, 2005 and 2004.

DEBT AND OTHER CONTRACTUAL OBLIGATIONS - Total debt outstanding at June 30, 2005 was $676.3 million, including $150.3 million of accrued interest on pre-petition debt. As a result of the Filing, Grace is now in default on $514.5 million of pre-petition debt which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of June 30,

                                      I-40

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

FORWARD-LOOKING STATEMENTS - This Report contains forward-looking statements that involve risks and uncertainties, as well as statements that are preceded by, followed by or include the words "believes," "plans," "intends," "targets,"
"will," "expects," "anticipates," or similar expressions. For such statements,
Grace claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual
results may differ materially from the results predicted, and reported results should not be considered as an indication of future performance. In addition to the uncertainties referred to in this Report in "Management's Discussion and
Analysis of Financial Condition and Results of Operations," factors that could cause actual results to differ materially from those contained in the forward-looking statements include the results of the civil and criminal legal proceedings in which Grace is involved, the impact of worldwide economic conditions; pricing of both Grace's products and raw materials; customer outages and customer demand; factors resulting from fluctuations in interest rates and foreign currencies; the impact of competitive products and pricing; the continued success of Grace's process improvement initiatives; the impact of tax, legislation and other regulations in the jurisdictions in which Grace operates;
and developments in and the outcome of the Chapter 11 proceedings discussed in this Report and other factors set forth in Grace's most recent Annual Report on
Form 10-K, quarterly reports on Form 10-Q and other reports which have been filed with the SEC. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. Grace undertakes no obligation to publicly release any revisions to the forward-looking statements contained in this Report or to update them to reflect events or circumstances occurring after the date of this Report.

                                      I-41

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

Grace had no outstanding derivative financial instruments that qualify for accounting treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" at June 30, 2005. Grace has entered into foreign exchange forward contracts to manage exposure to fluctuations in foreign currency exchange rates on an intercompany loan between Grace and a subsidiary in Germany. (See Note 5 to the Consolidated Financial Statements.) For further information concerning Grace's quantitative and qualitative disclosures about market risk, refer to Note 8 in the Consolidated Financial Statements in Grace's
2004 Annual Report on Form 10-K.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2005, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule
13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange
Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief
Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's
Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's
Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no significant change in Grace's internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, Grace's internal control over financial reporting.

                                      I-42

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

     3.1  Amended and Restated By-laws of W. R. Grace & Co. (incorporated by reference from Grace's Form 8-K filed with the Commission on April 29,
          2005)

     10.1 Alfred E. Festa Employment Agreement (incorporated by reference from
          Grace's Form 8-K filed with the Commission on April 29, 2005)

     10.2 Paul J. Norris Consulting Agreement (incorporated by reference from
          Grace's Form 8-K filed with the Commission on April 29, 2005)

     10.3 Richard C. Brown Employment Agreement (incorporated by reference from
          Grace's Form 8-K filed with the Commission on April 29, 2005)

     10.4 David B. Siegel Consulting Agreement (incorporated by reference from
          Grace's Form 8-K filed with the Commission on June 28, 2005)

     15   Accountants' Awareness Letter

     31.1 Certification of Periodic Report by Chief Executive Officer under
          Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of the Periodic Report by Chief Financial Officer under
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

                                               W. R. GRACE & CO.
                                               ---------------------------------
                                                        (Registrant)

Date: August 8, 2005                           By /s/ A. E. Festa
                                                  ------------------------------
                                                  A. E. Festa
                                                  President and
                                                  Chief Executive Officer

Date: August 8, 2005                           By /s/ Robert M. Tarola
                                                  ------------------------------
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