Form 10-Q
period 2005-09-30
W R GRACE & CO
filed 2005-11-04
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

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

Yes No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No

66,921,696 shares of Common Stock, $0.01 par value, were outstanding at October 31, 2005.

W. R. GRACE & CO. AND SUBSIDIARIES

Table of Contents

Page No.
Part I. Financial Information
Item 1.	Financial Statements	I – 1
	Report of Independent Registered Public Accounting Firm	I – 2
	Consolidated Statements of Operations	I – 3
	Consolidated Statements of Cash Flows	I – 4
	Consolidated Balance Sheets	I – 5
	Consolidated Statements of Shareholders' Equity (Deficit)	I – 6
	Consolidated Statements of Comprehensive Income (Loss)	I – 6
	Notes to Consolidated Financial Statements	I – 7 to I – 32
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	I – 33 to I – 52
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	I – 53
Item 4.	Controls and Procedures	I – 53
Part II. Other Information
Item 1.	Legal Proceedings	II – 1
Item 6.	Exhibits	II – 1

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

Review by Independent Registered Public Accounting Firm

A review of the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2005 and 2004 has been performed by PricewaterhouseCoopers LLP, the company's independent registered public accounting firm. Their report on the interim consolidated financial statements follows. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheets of W. R. Grace & Co. and its subsidiaries as of September 30, 2005, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive income (loss) for each of the three-month and nine-month periods ended September 30, 2005 and September 30, 2004 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and September 30, 2004. These interim financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the interim consolidated financial statements, on April 2, 2001, the Company and substantially all of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code, which raises substantial doubt about the Company's ability to continue as a going concern in its present form. Management's intentions with respect to this matter are also described in Notes 1 and 2. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, cash flows, shareholders' equity (deficit) and comprehensive income (loss) for the year then ended, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004; and in our report dated March 4, 2005, we expressed (i) an unqualified opinion on those consolidated financial statements with an explanatory paragraph relating to the Company's ability to continue as a going concern and, (ii) unqualified opinions on management's assessment of the effectiveness of the Company's internal control over financial reporting and on the effectiveness of the Company's internal control over financial reporting. The consolidated financial statements and management's assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
November 4, 2005

W. R. Grace & Co. and Subsidiaries Consolidated Statements of Operations (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2005	2004	2005	2004
Net sales	$653.4	$579.9	$1,933.1	$1,670.8
Cost of goods sold, exclusive of depreciation and amortization shown separately below	426.0	361.3	1,258.4	1,049.7
Selling, general and administrative expenses, exclusive of net pension expense shown separately below	111.3	104.7	350.0	317.6
Depreciation and amortization	28.7	26.9	86.1	80.4
Research and development expenses	14.9	13.1	45.1	38.8
Net pension expense	17.3	16.3	54.4	45.9
Interest expense and related financing costs	13.4	4.5	41.3	12.3
Provision for environmental remediation	—	20.0	—	20.0
Provision for asbestos-related litigation, net of insurance	—	—	—	—
Other (income) expense	(4.4)	(50.5)	(34.4)	(49.1)
	607.2	496.3	1,800.9	1,515.6
Income (loss) before Chapter 11 expenses, income taxes, and minority interest	46.2	83.6	132.2	155.2
Chapter 11 expenses, net	(9.3)	(4.3)	(19.9)	(11.8)
Benefit from (provision for) income taxes	2.6	(28.0)	(26.0)	(51.9)
Minority interest in consolidated entities	(7.4)	(3.3)	(18.4)	(6.4)
Net income (loss)	$32.1	$48.0	$67.9	$85.1
Basic earnings (loss) per common share:
Net income (loss)	$0.48	$0.73	$1.02	$1.30
Average number of basic shares	66.9	65.8	66.8	65.7
Diluted earnings (loss) per common share:
Net income (loss)	$0.48	$0.72	$1.01	$1.29
Average number of diluted shares	67.2	66.3	67.3	66.0

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)	Nine Months Ended September 30,
In millions	2005	2004
OPERATING ACTIVITIES
Income (loss) before Chapter 11 expenses, income taxes, and minority interest	$132.2	$155.2
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	86.1	80.4
Interest accrued on pre-petition liabilities subject to compromise	37.7	8.7
Net (gain) loss on sales of investments and disposals of assets	(0.2)	0.1
Loss on sale of business	1.1	—
Net pension expense	54.4	45.9
Net gain from litigation settlement	—	(50.0)
Payments to fund defined benefit pension arrangements	(32.8)	(27.6)
Provision for environmental remediation	—	20.0
Provision for asbestos-related litigation, net of insurance	—	—
Net income from life insurance policies	(1.6)	(1.8)
Provision for uncollectible receivables	2.2	1.5
Payments under postretirement benefit plans	(8.3)	(9.2)
Expenditures for environmental remediation	(4.7)	(6.1)
Expenditures for retained obligations of divested businesses	(0.7)	(0.9)
Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency translation:
Working capital items	(60.8)	(46.4)
Other accruals and non-cash items	(37.3)	26.9
Net cash provided by (used for) operating activities before income taxes and Chapter 11 expenses	167.3	196.7
Cash paid to settle noncore contingencies	(119.7)	—
Chapter 11 expenses paid, net	(14.0)	(8.0)
Income taxes paid, net of refunds	(27.8)	(21.3)
Net cash provided by (used for) operating activities	5.8	167.4
INVESTING ACTIVITIES
Capital expenditures	(50.2)	(40.0)
Businesses acquired, net of cash acquired	(2.5)	(53.0)
Proceeds from termination of life insurance policies	14.8	—
Net investment in life insurance policies	(1.8)	(13.8)
Proceeds from life insurance policies	2.2	12.5
Proceeds from sales of investments and disposals of assets	1.7	1.7
Proceeds from sale of business	4.5	—
Net cash provided by (used for) investing activities	(31.3)	(92.6)
FINANCING ACTIVITIES
Net payment of loans secured by cash value of life insurance	(0.5)	(3.2)
Net (repayments) borrowings under credit facilities	(9.7)	6.0
Fees under debtor-in-possession credit facility	(1.5)	(1.6)
Proceeds from exercise of stock options	3.1	0.8
Net cash provided by (used for) financing activities	(8.6)	2.0
Effect of currency exchange rate changes on cash and cash equivalents	(12.8)	(0.9)
Increase (decrease) in cash and cash equivalents	(46.9)	75.9
Cash and cash equivalents, beginning of period	510.4	309.2
Cash and cash equivalents, end of period	$463.5	$385.1

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries Consolidated Balance Sheets (Unaudited)	September 30, 2005	December 31, 2004
In millions, except par value and shares
ASSETS
Current Assets
Cash and cash equivalents	$463.5	$510.4
Trade accounts receivable, less allowance of $5.9 (2004 – $5.8)	426.0	390.9
Inventories	261.1	248.3
Deferred income taxes	29.8	16.3
Other current assets	63.1	62.6
Total Current Assets	1,243.5	1,228.5
Properties and equipment, net of accumulated depreciation and amortization of $1,353.2 (2004 – $1,325.9)	588.8	645.3
Goodwill	104.3	111.7
Cash value of life insurance policies, net of policy loans	83.0	96.0
Deferred income taxes	667.4	667.4
Asbestos-related insurance	500.0	500.0
Other assets	278.1	290.0
Total Assets	$3,465.1	$3,538.9
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$2.7	$12.4
Accounts payable	156.5	146.0
Income taxes payable	12.7	7.7
Other current liabilities	223.9	221.5
Total Current Liabilities	395.8	387.6
Debt payable after one year	0.5	1.1
Deferred income taxes	57.6	64.1
Unfunded defined benefit pension liability	434.2	424.9
Other liabilities	51.2	75.3
Total Liabilities Not Subject to Compromise	939.3	953.0
Liabilities Subject to Compromise – Note 2	3,099.9	3,207.7
Total Liabilities	4,039.2	4,160.7
Commitments and Contingencies
Shareholders' Equity (Deficit)
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 2005 – 66,921,696 (2004 – 66,395,721)	0.8	0.8
Paid-in capital	423.4	426.5
Accumulated deficit	(505.3)	(573.2)
Treasury stock, at cost: shares: 2005 – 10,058,064; (2004 – 10,584,039)	(119.7)	(125.9)
Accumulated other comprehensive income (loss)	(373.3)	(350.0)
Total Shareholders' Equity (Deficit)	(574.1)	(621.8)
Total Liabilities and Shareholders' Equity (Deficit)	$3,465.1	$3,538.9

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries Consolidated Statements of Shareholders' Equity (Deficit) (Unaudited)
In millions	Common Stock and Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)
Balance, June 30, 2005	$424.2	$(537.4)	$(119.7)	$(372.4)	$(605.3)
Net income	—	32.1	—	—	32.1
Stock plan activity	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	(0.9)	(0.9)
Balance, September 30, 2005	$424.2	$(505.3)	$(119.7)	$(373.3)	$(574.1)
Balance, December 31, 2004	$427.3	$(573.2)	$(125.9)	$(350.0)	$(621.8)
Net income	—	67.9	—	—	67.9
Stock plan activity	(3.1)	—	6.2	—	3.1
Other comprehensive income (loss)	—	—	—	(23.3)	(23.3)
Balance, September 30, 2005	$424.2	$(505.3)	$(119.7)	$(373.3)	$(574.1)

W. R. Grace & Co. and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2005	2004	2005	2004
Net income (loss)	$32.1	$48.0	$67.9	$85.1
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.9)	2.9	(23.3)	(4.6)
Minimum pension liability adjustments, net of income taxes	—	—	—	(35.3)
Total other comprehensive income (loss)	(0.9)	2.9	(23.3)	(39.9)
Comprehensive income (loss)	$31.2	$50.9	$44.6	$45.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies

W. R. Grace & Co., through its subsidiaries, is engaged in specialty chemicals and specialty materials businesses on a worldwide basis through two business segments: "Davison Chemicals," which includes two product groups – refining technologies and specialty materials; and "Performance Chemicals," which includes three product groups – specialty construction chemicals, building materials, and sealants and coatings.

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

Voluntary Bankruptcy Filing – During 2000 and the first quarter of 2001, Grace experienced several adverse developments in its asbestos-related litigation, including: a significant increase in personal injury claims, higher than expected costs to resolve personal injury and certain property damage claims, and class action lawsuits alleging damages from Zonolite Attic Insulation ("ZAI") a former Grace attic insulation product.

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

Basis of Presentation – The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company's 2004 Annual Report on Form 10-K. Such interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature. Potential accounting adjustments discovered during normal reporting and accounting processes are evaluated on the basis of materiality, both individually and in the aggregate, and are recorded in the accounting period discovered, unless a restatement of a prior period is necessary. All significant intercompany accounts and transactions have been eliminated.

The results of operations for the nine-month interim period ended September 30, 2005 are not necessarily indicative of the results of operations for the year ending December 31, 2005.

Reclassifications – Certain amounts in prior years' Consolidated Financial Statements have been reclassified to conform to the 2005 presentation.

Use of Estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities reported at the date of the Consolidated Financial Statements, and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates. Changes in estimates are recorded in the period identified. Grace's accounting measurements that are most affected by management's estimates of future events are:

•	Contingent liabilities such as asbestos-related matters (see Notes 2 and 3), environmental remediation (see Note 12), income taxes (see Note 12), and litigation (see Note 12).

•	Pension and postretirement liabilities that depend on assumptions regarding discount rates and total returns on invested funds. (See Note 13.)

•	Depreciation and amortization periods for long-lived assets, including property and equipment, intangible, and other assets.

•	Realization values of various assets such as net deferred tax assets, trade receivables, inventories, insurance receivables, and goodwill.

The accuracy of these and other estimates may also be materially affected by the uncertainties arising under Grace's Chapter 11 proceeding.

Effect of New Accounting Standards – In March 2005, the Financial Accounting Standards Board ("FASB") issued FIN 47, "Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143," to provide clarification that the term conditional asset retirement obligation, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability's fair value can be reasonably estimated. Grace is currently evaluating the impact this Interpretation will have on its Consolidated Financial Statements for 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," to require companies to measure and recognize in operations the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. The provisions of this standard are effective for Grace in 2006. As Grace has not granted equity options or rights while in Chapter 11, this standard should not have a material impact on the Consolidated Financial Statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs – an Amendment of ARB No. 43, Chapter 4," to provide clarification that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period costs. In addition, this standard requires that allocation of fixed production overheads to the costs of inventory be based on the normal capacity of the production facilities. The provisions of this standard are effective for Grace in 2006 and are not expected to have a material impact on Grace's Consolidated Financial Statements.

2.	Chapter 11 Related Information

Plan of Reorganization – On November 13, 2004 Grace filed a plan of reorganization, as well as several associated documents, including a disclosure statement, with the Bankruptcy Court. On January 13, 2005, Grace filed an amended plan of reorganization (the "Plan") and related documents to address certain objections of creditors and other interested parties. The Plan is supported by committees representing general unsecured creditors and equity holders, but is not supported by committees representing asbestos personal injury claimants and asbestos property damage claimants.

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

The Plan will become effective only after a vote of eligible creditors and with the approval of the Bankruptcy Court and the U.S. District Court for the District of Delaware. Votes on the Plan may not be solicited until the Bankruptcy Court approves the disclosure statement. The Debtors have received extensions of their exclusive right to propose a plan of reorganization through December 19, 2005.

Under the terms of the Plan, claims will be satisfied under the Chapter 11 cases as follows:

Asbestos-Related Claims and Costs

A trust would be established under Section 524(g) of the Bankruptcy Code to which all pending and future asbestos-related claims would be channeled for resolution. The trust would utilize specified trust distribution procedures to satisfy the following allowed asbestos-related claims and costs:

1.	Personal injury claims that meet specified exposure and medical criteria (Personal Injury-Symptomatic Eligible or "PI-SE" Claims) – In order to qualify for this class, claimants would have to prove that their health is impaired from meaningful exposure to asbestos-containing products formerly manufactured by Grace.

2.	Personal injury claims that do not meet the exposure and medical criteria necessary to qualify as PI-SE Claims (Personal Injury-Asymptomatic and Other or "PI-AO" Claims) – This class would contain all asbestos-related personal injury claims against Grace that do not meet the specific requirements to be PI-SE Claims, but do meet certain other specified exposure and medical criteria.

3.	Property damage claims, including claims related to ZAI ("PD Claims") – In order to qualify for this class, claimants would have to prove Grace liability for loss of property value or remediation costs related to asbestos-containing products formerly manufactured by Grace.

4.	Trust administration costs and legal expenses

The pending asbestos-related legal proceedings are described in "Asbestos-Related Litigation" (see Note 3). The claims arising from such proceedings would be subject to this classification process as part of the Plan.

The Bankruptcy Court has entered case management orders for estimating liability for personal injury claims and property damage claims (excluding ZAI claims), which provide for estimation hearings in September 2006. The Bankruptcy Court is expected to use the estimated liability to determine the amounts to be paid into the trust on the effective date of the Plan. The amounts to fund PI-SE Claims, PD Claims and the expense of trust administration would be capped at the amount determined by the Bankruptcy Court. Amounts required to fund PI-AO Claims would not be capped, so if the amount funded in respect thereof later proved to be inadequate, Grace would be responsible for contributing additional funds into the asbestos trust to satisfy PI-AO Claims.

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

Other Claims

The Plan provides that all allowed claims other than those covered under the asbestos trust would be paid 100% in cash (if such claims qualify as administrative or priority claims) or 85% in cash and 15% in Grace common stock (if such claims qualify as general unsecured claims). Grace estimates that claims with a recorded value of approximately $1,161 million, including interest accrued through September 30, 2005, would be satisfied in this manner at the effective date of the Plan. Grace would finance these payments with cash on hand, cash from Fresenius Medical Care Holdings, Inc. ("Fresenius") paid in settlement of asbestos and other Grace-related claims, new Grace debt, and Grace common stock. Grace would satisfy other non-asbestos related liabilities and claims (primarily certain environmental, tax, pension and retirement medical obligations) as they become due and payable over time. Proceeds from available product liability insurance applicable to asbestos-related claims would supplement operating cash flow to service new debt and liabilities not paid on the effective date of the Plan.

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

Official Parties to Grace's Chapter 11 Proceedings – Three creditors' committees, two representing asbestos claimants and the third representing other unsecured creditors, and a committee representing shareholders, have been appointed in the Chapter 11 Cases. These committees, and a legal representative of future asbestos claimants, have the right to be heard on all matters that come before the Bankruptcy Court and are likely to play important roles in the Chapter 11 Cases. The Debtors are required to bear certain costs and expenses of the committees and of the future asbestos claimants' representative, including those of their counsel and financial advisors.

Claims Filings – The Bankruptcy Court established a bar date of March 31, 2003 for claims of general unsecured creditors, asbestos-related property damage claims and medical monitoring claims related to asbestos. The bar date did not apply to asbestos-related personal injury claims or claims related to ZAI, which will be dealt with separately.

Approximately 14,900 proofs of claim were filed by the bar date. Of these claims, approximately 9,400 were non-asbestos related, approximately 4,300 were for asbestos-related property damage, and approximately 1,000 were for medical monitoring. The medical monitoring claims were made by individuals who allege exposure to asbestos through Grace's products or operations. These claims, if sustained, would require Grace to fund ongoing health monitoring costs for qualified claimants. In addition, approximately 761 proofs of claim were filed after the bar date.

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

The Debtors have analyzed the claims as filed and have found that many are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of September 30, 2005, the Debtors had filed objections to approximately 5,400 claims, approximately 3,950 of which were substantive objections to asbestos property damage claims. Of the 5,400 claims, approximately 1,400 have been expunged, approximately 200 have been resolved, approximately 30 have been withdrawn, and the remainder will be addressed through the claims objection process and the dispute resolution procedures approved by the Bankruptcy Court.

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

Litigation Proceedings in Bankruptcy Court – In September 2000, Grace was named in a purported class action lawsuit filed in California Superior Court for the County of San Francisco, alleging that the 1996 reorganization involving a predecessor of Grace and Fresenius AG and the 1998 reorganization involving a predecessor of Grace and Sealed Air were fraudulent transfers. The Bankruptcy Court authorized the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants to proceed with claims against Fresenius and Sealed Air and Cryovac on behalf of the Debtors' bankruptcy estate.

On November 29, 2002, Sealed Air (and Cryovac) and Fresenius each announced that they had reached agreements in principle with such Committees to settle asbestos, successor liability and fraudulent transfer claims related to such transactions (the "litigation settlement agreements"). Under the terms of the Fresenius settlement, subject to the fulfillment of certain conditions, Fresenius would contribute $115.0 million to the Debtors' estate as directed by the Bankruptcy Court upon confirmation of the Debtors' plan of reorganization. In July 2003, the Fresenius settlement was approved by the Bankruptcy Court. Under the terms of the Sealed Air settlement, subject to the fulfillment of certain conditions, Cryovac would make a payment of $512.5 million (plus interest at 5.5% compounded annually, commencing on December 21, 2002) and nine million shares of Sealed Air common stock (collectively valued at $1,021.8 million as of September 30, 2005), as directed by the Bankruptcy Court upon confirmation of the Debtors' plan of reorganization. In June 2005, the Sealed Air settlement was approved by the Bankruptcy Court.

Debt Capital – All of the Debtors' pre-petition debt is in default due to the Filing. The accompanying Consolidated Balance Sheets reflect the classification of the Debtors' pre-petition debt within "liabilities subject to compromise."

The Debtors have entered into a debtor-in-possession post-petition loan and security agreement with Bank of America, N.A. (the "DIP facility") in the aggregate amount of $250 million. The term of the DIP facility expires on April 1, 2006.

Accounting Impact – The accompanying Consolidated Financial Statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," promulgated by the American Institute of Certified Public Accountants. SOP 90-7 requires that financial statements of debtors-in-possession be prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, the realization of certain of the Debtors' assets and the liquidation of certain of the Debtors' liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, the ultimate plan of reorganization could materially change the amounts and classifications reported in the Consolidated Financial Statements.

Pursuant to SOP 90-7, Grace's pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of September 30, 2005, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation, and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the litigation settlements with Sealed Air and Fresenius, as such agreements are subject to conditions which, although expected to be met, have not been satisfied and confirmed by the Bankruptcy Court. The value available under these litigation settlement agreements as measured at September 30, 2005, was $1,136.8 million comprised of $115.0 million in cash from Fresenius and $1,021.8 million in cash and stock from Cryovac. Payments under the Sealed Air settlement will be paid directly to the asbestos trust by Cryovac, and will be accounted for as a satisfaction of a portion of Grace's recorded asbestos-related liability and a credit to shareholder's equity.

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

Components of liabilities subject to compromise are as follows:

(In millions) (Unaudited)	September 30, 2005	December 31, 2004
Debt, pre-petition plus accrued interest	$674.7	$645.8
Asbestos-related liability	1,700.0	1,700.0
Income taxes	126.0	210.4
Environmental remediation	318.9	345.0
Postretirement benefits other than pension	106.4	118.9
Unfunded special pension arrangements	75.0	77.4
Retained obligations of divested businesses	15.4	25.1
Accounts payable	31.5	31.3
Other accrued liabilities	52.0	53.8
Total Liabilities Subject to Compromise	$3,099.9	$3,207.7

Note that the unfunded special pension arrangements reflected above exclude non-U.S. plans and qualified U.S. plans that became underfunded subsequent to the Filing. Contributions to qualified U.S. plans are subject to Bankruptcy Court approval.

Change in Liabilities Subject to Compromise

Set forth below is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through September 30, 2005.

(In millions) (Unaudited)	Cumulative Since Filing
Balance, Filing Date	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Settlements of noncore contingencies	(119.7)
Other court orders including employee wages and benefits, sales and use tax, and customer programs	(289.9)
Expense/(income) items:
Interest on pre-petition liabilities	190.7
Employee-related accruals	22.9
Change in estimate of asbestos-related contingencies	744.8
Change in estimate of environmental contingencies	240.6
Change in estimate of income tax contingencies	(15.0)
Balance sheet reclassifications	(25.7)
Balance, end of period	$3,099.9

Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

Chapter 11 Expenses

(In millions) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Legal and financial advisory fees	$11.2	$4.9	$25.2	$13.0
Interest income	(1.9)	(0.6)	(5.3)	(1.2)
Chapter 11 expenses, net	$9.3	$4.3	$19.9	$11.8

Pursuant to SOP 90-7, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.

Condensed Financial Information of the Debtors

W. R. Grace & Co. – Chapter 11 Filing Entities Debtor-in-Possession Statements of Operations (In millions) (Unaudited)	Nine Months Ended September 30,
	2005	2004
Net sales, including intercompany	$952.6	$865.3
Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	659.7	583.5
Selling, general and administrative expenses, exclusive of net pension expense shown separately below	202.2	191.5
Research and development expenses	28.7	26.2
Depreciation and amortization	46.0	42.4
Net pension expense	39.2	34.4
Interest expense and related financing costs	40.8	11.9
Other (income) expense	(65.5)	(79.7)
Provision for environmental remediation	—	20.0
	951.1	830.2
Income (loss) before Chapter 11 expenses, income taxes, and equity in net income of non-filing entities	1.5	35.1
Chapter 11 expenses, net	(19.7)	(11.8)
Benefit from (provision for) income taxes	4.2	(21.7)
Income (loss) before equity in net income of non-filing entities	(14.0)	1.6
Equity in net income of non-filing entities	81.9	83.5
Net income (loss)	$67.9	$85.1

W. R. Grace & Co. – Chapter 11 Filing Entities Debtor-in-Possession Condensed Statements of Cash Flows (In millions) (Unaudited)	Nine Months Ended September 30,
	2005	2004
Operating Activities
Income (loss) before Chapter 11 expenses, income taxes, and equity in net income of non-filing entities	$1.5	$35.1
Reconciliation to net cash provided by (used for) operating activities:
Non-cash items, net	82.1	19.4
Contributions to defined benefit pension plans	(24.9)	(23.1)
Cash paid to settle noncore contingencies	(119.7)	—
Changes in other assets and liabilities, excluding the effect of businesses acquired/divested	(52.8)	(16.4)
Net cash provided by (used for) operating activities	(113.8)	15.0
Net cash provided by (used for) investing activities	50.1	41.1
Net cash provided by (used for) financing activities	(2.1)	(4.0)
Net increase (decrease) in cash and cash equivalents	(65.8)	52.1
Cash and cash equivalents, beginning of period	340.0	120.5
Cash and cash equivalents, end of period	$274.2	$172.6

W. R. Grace & Co. – Chapter 11 Filing Entities Debtor-in-Possession Balance Sheets (In millions) (Unaudited)	September 30, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$274.2	$340.0
Trade accounts receivable, net	119.6	111.6
Receivables from non-filing entities, net	56.1	37.8
Inventories	80.1	76.9
Other current assets	43.4	38.1
Total Current Assets	573.4	604.4

Properties and equipment, net	338.7	359.9
Cash value of life insurance policies, net of policy loans	83.0	96.0
Deferred income taxes	665.8	666.2
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	315.2	358.6
Investment in non-filing entities	513.2	468.4
Other assets	109.4	101.7
Total Assets	$3,098.7	$3,155.2

(In millions) (Unaudited)	September 30, 2005	December 31, 2004
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities	$197.5	$187.5
Other liabilities	375.4	381.8
Total Liabilities Not Subject to Compromise	572.9	569.3

Liabilities Subject to Compromise	3,099.9	3,207.7
Total Liabilities	3,672.8	3,777.0

Shareholders' Equity (Deficit)	(574.1)	(621.8)
Total Liabilities and Shareholders' Equity (Deficit)	$3,098.7	$3,155.2

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

Property Damage Litigation – The plaintiffs in asbestos property damage lawsuits generally seek to have the defendants pay for the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. Each property damage case is unique in that the age, type, size and use of the building, and the difficulty of asbestos abatement, if necessary, vary from structure to structure. Information regarding product identification, the amount of product in the building, the age, type, size and use of the building, the legal status of the claimant, the jurisdictional history of prior cases and the court in which the case is pending has provided meaningful guidance as to the range of potential costs.

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

Approximately 4,300 additional property damage claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Such claims were reviewed in detail by Grace, categorized into claims with sufficient information to be evaluated or claims that require additional information and, where sufficient information existed, the estimated cost of resolution was considered as part of Grace's recorded asbestos-related liability. (Approximately 140 claims did not contain sufficient information to permit an evaluation.) Grace has objected to virtually all property damage claims on a number of different bases, including: no authorization to file a claim; the claim was previously settled or adjudicated; no or insufficient documentation; failure to identify a Grace product; the expiration of the applicable statute of limitations and/or statute of repose, and/or laches; and a defense that the product in place is not hazardous. As of October 31, 2005, following the reclassification, withdrawal or expungement of claims, approximately 2,100 property damage claims remain outstanding.

Eight of the ZAI cases were filed as purported class action lawsuits in 2000 and 2001. In addition, eight lawsuits were filed as purported class actions in 2004 and 2005 with respect to persons and homes in Canada. These cases seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. The plaintiffs assert that this product is in millions of homes and that the cost of removal could be several thousand dollars per home. As a result of the Filing, the eight U.S. cases have been transferred to the Bankruptcy Court. Based on Grace's investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that the product was and continues to be safe for its intended purpose and poses little or no threat to human health. The plaintiffs in the ZAI lawsuits (and the U.S. government in the Montana criminal proceeding described in Note 12) dispute Grace's position on the safety of ZAI. In July 2002, the Bankruptcy Court approved special counsel to represent, at the Debtors' expense, the ZAI claimants in a proceeding to determine certain threshold scientific issues regarding ZAI. On October 18, 2004, the Bankruptcy Court held a hearing on motions filed by the parties to address a number of important legal and factual issues regarding the ZAI claims, and has taken the motions under advisement. The Bankruptcy Court has indicated that it may require further proceedings with respect to the matters addressed in the motions and no decision has yet been rendered. Given the early stage of litigation, Grace's recorded asbestos-related liability at September 30, 2005 assumes the risk of loss from ZAI litigation is not probable.

Personal Injury Litigation – Asbestos personal injury claimants allege adverse health effects from exposure to asbestos-containing products formerly manufactured by Grace. Claims are generally similar to each other, differing primarily in the type of asbestos-related illness allegedly suffered by the plaintiff. Claimants allege adverse health effects from exposure to asbestos-containing products formerly manufactured by Grace. Grace's cost to resolve such claims has been influenced by numerous variables, including the solvency of other former producers of asbestos containing products, cross-claims by co-defendants, the rate at which new claims are filed, the jurisdiction in which the claims are filed, and the defense and disposition costs associated with these claims.

Cumulatively through the Filing Date, 16,354 asbestos personal injury lawsuits involving approximately 35,720 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved) and approximately 55,489 lawsuits involving approximately 163,698 claims were disposed of (through settlements and judgments) for a total of $645.6 million. As of the Filing Date, 129,191 claims for personal injury were pending against Grace. Grace believes that a substantial number of additional personal injury claims would have been received between the Filing Date and September 30, 2005 had such claims not been stayed by the Bankruptcy Court.

Asbestos-Related Liability – The total recorded asbestos-related liability balance as of September 30, 2005 and December 31, 2004 was $1,700.0 million and is included in "liabilities subject to compromise." Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on its proposed plan of reorganization as discussed in Note 2. The amount recorded at December 31, 2004 includes the $1,613 million maximum amount reflected as a condition precedent to the Plan and $87 million related to pre-Chapter 11 contractual settlements and judgments included in general unsecured claims.

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

The Bankruptcy Court has issued separate case management orders for estimating liability for pending and future personal injury claims and pending property damage claims, excluding ZAI claims. Both case management orders target estimation hearings in September 2006. For personal injury claims, the Court has ordered that all claimants with claims pending as of the Filing Date must complete detailed questionnaires providing information on, among other things, their medical condition, including diagnostic support, exposure to Grace and non-Grace asbestos-containing products, employment history, and pending lawsuits against other companies. Such information will be analyzed by experts and presented to the Bankruptcy Court, including estimates of the number of personal injury claims expected to be filed in the future, as the basis for determining the Funding Amount in respect of all pending and future asbestos personal injury claims.

For property damage claims, the case management order provides that estimation will be preceded by litigation on certain common threshold issues affecting a substantial majority of claims. Such litigation will consist of determining the date by which building owners knew or should have known of the reported hazards of asbestos-containing materials in their buildings, which would provide the basis for a statute of limitations defense, and the evidentiary admissibility of certain asbestos testing methodologies. During the period preceding the estimation hearing, Grace will also ask the Bankruptcy Court to rule on Grace's specific objections to individual claims and groups of claims. Claims not resolved or expunged through the common issue litigation or the objection process would be the subject of an estimation hearing, which would provide the basis for a Bankruptcy Court determination of the Funding Amount in respect of all property damage claims.

The Funding Amount will be primarily a function of the number of allowed property damage and personal injury claims, and the amount payable per claim. Through the estimation process, Grace will seek to demonstrate that most claims should not be allowed because they fail to establish any material property damage, health impairment or significant occupational exposure to asbestos from Grace's operations or products. If the Bankruptcy Court agrees with Grace's position on the number of, and the amounts to be paid in respect of, allowed personal injury and property damage claims, then Grace believes that the Funding Amount could be less than $1,613 million. However, this outcome is highly uncertain and will depend on a number of Bankruptcy Court rulings favorable to Grace's position.

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

However, as Grace is willing to proceed with confirmation of the Plan with a Funding Amount of up to $1,613 million (assuming that other conditions precedent to confirmation of the Plan are satisfied, including the availability of the payment from Cryovac directly to the asbestos trust under the settlement agreement described in Note 2), during the fourth quarter of 2004, Grace accrued and took a charge of $714.8 million to increase its recorded asbestos-related liability to reflect the maximum amount allowed as a condition precedent under the Plan. This amount, plus $87.0 million for pre-Chapter 11 contractual settlements and judgments, brings the total recorded asbestos-related liability as of December 31, 2004 and September 30, 2005 to $1,700 million. Any differences between the Plan as filed and as approved for confirmation could fundamentally change the accounting measurement of Grace's asbestos-related liability and that change could be material.

Insurance Rights – Grace previously purchased insurance policies that provide coverage for years 1962 to 1985 with respect to asbestos-related lawsuits and claims. Since 1985, insurance coverage for asbestos-related liabilities has not been commercially available to Grace.

With one exception, coverage disputes regarding Grace's primary insurance policies have been settled, and the settlement amounts paid in full. Grace's excess coverage is for loss above certain levels. The levels vary from policy to policy, creating "layers" of excess coverage, some of which are triggered before others. As of September 30, 2005, after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements, there remains approximately $978 million of excess coverage from more than 30 presently solvent insurers.

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

4.	Acquisitions and Joint Ventures

During the first nine months of 2005, Grace completed two business combinations for a total cash cost of $2.5 million as follows:

•	In February 2005, Grace acquired certain assets of Midland Dexter Venezuela, S.A. (Midevensa). Midevensa supplied coatings and sealants for rigid packaging in the local and export markets of Latin America.

•	In March 2005, Grace acquired certain assets relating to the concrete admixtures business of Perstorp Peramin AB ("Perstorp") located in Sweden. Perstorp supplied specialty chemicals and materials to the construction industry in Sweden and other Northern European countries.

During the first nine months of 2004, Grace completed three business combinations for a total cash cost of $53.0 million as follows:

•	In July 2004, Grace acquired GROM ANALYTIK + HPLC GmbH, a leader in column packing technology and services designed for high performance small molecule applications.

•	In August 2004, Grace acquired Alltech International Holdings, Inc., a global manufacturer and supplier of chromatography products.

•	In August 2004, Grace acquired Pieri Benelux NV. Pieri Benelux had been the exclusive distributor of Grace's line of Pieri products for architectural concrete in Benelux since the early 1980s.

Goodwill recognized in the 2004 transactions amounted to $5.1 million, of which $3.6 million was assigned to Davison Chemicals and $1.5 million was assigned to Performance Chemicals. No goodwill was recognized in the 2005 transactions.

5.	Other (Income) Expense

Components of other (income) expense are as follows:

Other (Income) Expense (In millions) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income from insurance settlements	$(4.2)	$—	$(24.5)	$—
Investment (income) loss	0.3	0.4	(1.6)	(1.8)
Interest income	(0.8)	(0.7)	(2.4)	(3.0)
Net (gain) loss on sales of investments and disposals of assets	1.4	(0.2)	0.9	0.1
Tolling revenue	(0.1)	(0.2)	(0.7)	(0.7)
Currency translation – intercompany loan	1.1	(2.3)	32.5	(1.2)
Value of currency contracts	(1.1)	2.3	(32.3)	11.6
Other currency transaction effects	0.3	2.8	0.8	2.2
Net gain on litigation settlement	—	(50.0)	—	(50.0)
Other miscellaneous income	(1.3)	(2.6)	(7.1)	(6.3)
Total other (income) expense	$(4.4)	$(50.5)	$(34.4)	$(49.1)

Other (income) expense for the nine-month period ended September 30, 2005 includes $24.5 million paid by insurance carriers with respect to coverage for past environmental remediation costs and asbestos-related liability under liquidation arrangements or dispute settlements.

In March 2004, Grace began accounting for currency fluctuations on a €293 million intercompany loan between Grace's subsidiaries in the United States and Germany as a component of operating results instead of as a component of other comprehensive income. The change was prompted by new tax laws in Germany and Grace's cash flow planning for its Chapter 11 reorganization, which indicated that it is no longer reasonable to consider this loan as part of the permanent capital structure in Germany. In May 2004, Grace entered into a series of foreign currency forward contracts to mitigate future currency fluctuations on the remaining loan balance. These contracts were extended in June 2005 and have varying rates on notional amounts that coincide with loan repayments due periodically through December 2008. No loan repayments have been made in 2005. For the nine months ended September 30, 2005, a $32.3 million contract gain was recognized, offset by a $32.5 million foreign currency loss. These forward contracts are viewed as risk management instruments by Grace and are not used for trading or speculative purposes.

6.	Other Balance Sheet Accounts

(In millions) (Unaudited)	September 30, 2005	December 31, 2004
Inventories
Raw materials	$61.4	$62.4
In process	38.8	36.1
Finished products	185.2	166.7
General merchandise	32.0	32.2
Less: Adjustment of certain inventories to a last-in/first-out (LIFO) basis	(56.3)	(49.1)
	$261.1	$248.3
Other Assets
Deferred pension costs	$109.9	$119.5
Deferred charges	58.4	49.9
Long-term receivables, less allowances of $0.7 (2004 - $0.8)	7.9	8.3
Patents, licenses and other intangible assets, net	86.0	96.3
Pension-unamortized prior service cost	15.3	15.3
Investments in unconsolidated affiliates and other	0.6	0.7
	$278.1	$290.0
Other Current Liabilities
Accrued compensation	$61.9	$92.9
Deferred tax liability	1.2	1.2
Customer volume rebates	29.8	31.7
Accrued commissions	10.0	11.0
Accrued reorganization fees	17.2	11.4
Other accrued liabilities	103.8	73.3
	$223.9	$221.5

7.	Life Insurance

Grace is the beneficiary of life insurance policies on certain current and former employees with a net cash surrender value of $83.0 million and $96.0 million at September 30, 2005 and December 31, 2004, respectively. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years.

The following tables summarize activity in these policies for the nine months ended September 30, 2005 and 2004, and the components of net cash value at September 30, 2005 and December 31, 2004:

Life Insurance – Activity Summary (In millions) (Unaudited)	Nine Months Ended September 30,
	2005	2004
Earnings on policy assets	$4.1	$24.0
Interest on policy loans	(2.5)	(22.2)
Premiums	1.8	2.4
Policy loan repayments	0.5	3.2
Proceeds from termination of life insurance policies	(14.8)	—
Net investing activity	(2.2)	(1.1)
Change in net cash value	$(13.1)	$6.3
Tax-free proceeds received	$2.2	$12.5

Components of Net CashValue (In millions) (Unaudited)	September 30, 2005	December 31, 2004
Gross cash value	$107.2	$484.2
Principal – policy loans	(23.9)	(368.2)
Accrued interest – policy loans	(0.3)	(20.0)
Net cash value	$83.0	$96.0
Insurance benefits in force	$194.2	$2,191.3

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

8.	Debt

Components of Debt (In millions) (Unaudited)	September 30, 2005	December 31, 2004
Debt payable within one year
Other short-term borrowings	$2.7	$12.4
	$2.7	$12.4
Debt payable after one year
DIP facility	$—	$—
Other long-term borrowings	0.5	1.1
	$0.5	$1.1

Debt Subject to Compromise
Bank borrowings	$500.0	$500.0
Other borrowings	14.4	15.0
Accrued interest	160.3	130.8
	$674.7	$645.8
Annualized weighted average interest rates on total debt	6.0%	6.0%

In April 2001, the Debtors entered into the DIP facility for a two-year term in the aggregate amount of $250 million. The DIP facility is secured by a priority lien on substantially all assets of the Debtors, and bears interest based on the London Interbank Offered Rate. The Debtors have extended the term of the DIP facility through April 1, 2006. Grace had no outstanding borrowings under the DIP facility as of September 30, 2005; however, $29.9 million of standby letters of credit were issued and outstanding under the facility. The letters of credit, which reduce available funds under the facility, were issued primarily for trade-related matters such as performance bonds, and certain insurance and environmental matters.

9.	Shareholders' Equity (Deficit)

The Company is authorized to issue 300,000,000 shares of common stock. Of the common stock unissued on September 30, 2005, approximately 7,094,146 shares were reserved for issuance pursuant to stock option and other stock incentive plans. Since the Filing Date, Grace has not granted any stock options.

For additional information, see Notes 15 and 17 to the Consolidated Financial Statements in Grace's 2004 Form 10-K.

10.	Earnings Per Share

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

Earnings Per Share (In millions, except per share amounts) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerators
Net income	$32.1	$48.0	$67.9	$85.1
Denominators
Weighted average common shares – basic calculation	66.9	65.8	66.8	65.7
Dilutive effect of employee stock options	0.3	0.5	0.5	0.3
Weighted average common shares –diluted calculation	67.2	66.3	67.3	66.0

Basic earnings per share	$0.48	$0.73	$1.02	$1.30
Diluted earnings per share	$0.48	$0.72	$1.01	$1.29

11.	Comprehensive Income (Loss)

The table below presents the pre-tax, tax and after tax amounts of Grace's other comprehensive income (loss) for the three months and nine months ended September 30, 2005 and 2004:

Three Months Ended September 30, 2005 (In millions) (Unaudited)	Pre-Tax Amount	Tax Benefit	After- Tax Amount
Foreign currency translation adjustments	$(0.9)	$—	$(0.9)
Other comprehensive income (loss)	$(0.9)	$—	$(0.9)

Nine Months Ended September 30, 2005 (In millions) (Unaudited)	Pre-Tax Amount	Tax Benefit	After- Tax Amount
Foreign currency translation adjustments	$(23.3)	$—	$(23.3)
Other comprehensive income (loss)	$(23.3)	$—	$(23.3)

Three Months Ended September 30, 2004 (In millions) (Unaudited)	Pre-Tax Amount	Tax Benefit	After- Tax Amount
Foreign currency translation adjustments	$2.9	$—	$2.9
Other comprehensive income (loss)	$2.9	$—	$2.9

Nine Months Ended September 30, 2004 (In millions) (Unaudited)	Pre-Tax Amount	Tax Benefit	After- Tax Amount
Minimum pension liability	$(54.3)	$19.0	$(35.3)
Foreign currency translation adjustments	(4.6)	—	(4.6)
Other comprehensive income (loss)	$(58.9)	$19.0	$(39.9)

The table below presents the components of Grace's accumulated other comprehensive income (loss) at September 30, 2005 and December 31, 2004:

Components of Accumulated Other Comprehensive Income (Loss) (In millions) (Unaudited)	September 30, 2005	December 31, 2004
Foreign currency translation	$(25.8)	$(2.5)
Minimum pension liability	(347.5)	(347.5)
Accumulated other comprehensive income (loss)	$(373.3)	$(350.0)

Grace is a global enterprise which operates in over 40 countries with local currency generally deemed to be the functional currency for accounting purposes. The foreign currency translation amount represents the adjustment necessary to translate the balance sheets valued in local currencies to the U.S. dollar as of the end of each period presented. The change in foreign currency translation at September 30, 2005 compared with December 31, 2004 is due to the strengthening of the U.S. dollar against most other reporting currencies.

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

Asbestos-Related Litigation – See Note 3

Environmental Remediation – Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace accrues for anticipated costs associated with investigative and remediation efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. These accruals do not take into account any discounting for the time value of money.

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

At September 30, 2005, Grace's estimated liability for environmental investigative and remediation costs totaled $318.9 million, as compared with $345.0 million at December 31, 2004. The amount is based on funding and/or remediation agreements in place and Grace's best estimate of its cost for sites not subject to a formal remediation plan. Grace's estimated environmental liabilities are included in "liabilities subject to compromise."

Net cash expenditures charged against previously established reserves for the nine months ended September 30, 2005 and 2004 were $26.1 million and $6.1 million, respectively. The decrease in the liability in 2005 was primarily due to a $21.4 million payment made in settlement of remediation liability at a formerly owned site.

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

EPA Lawsuit – In November 1999, Region 8 of the Environmental Protection Agency ("EPA") began an investigation into alleged excessive levels of asbestos-related disease in the Libby population related to these former mining activities. This investigation led the EPA to undertake additional investigative activity and to carry out response actions in and around Libby. On March 30, 2001, the EPA filed a lawsuit in U.S. District Court for the District of Montana, Missoula Division (United States v. W. R. Grace & Company et al.) under the Comprehensive Environmental Response, Compensation and Liability Act for the recovery of costs allegedly incurred by the United States in response to the release or threatened release of asbestos in the Libby, Montana area relating to such former mining activities. These costs include cleaning and/or demolition of contaminated buildings, excavation and removal of contaminated soil, health screening of Libby residents and former mine workers, and investigation and monitoring costs. In this action, the EPA also sought a declaration of Grace's liability that would be binding in future actions to recover further response costs.

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

As a result of the District Court ruling and Grace's evaluation of estimated costs for remediation in and around Libby and at vermiculite processing sites currently or formerly operated by Grace, Grace's total estimated liability for vermiculite-related remediation at September 30, 2005 and December 31, 2004 was $204.0 million and $204.2 million, respectively. Grace's estimate of costs is based on public comments regarding the EPA's spending plans, discussions of spending forecasts with EPA representatives, analysis of other information made available from the EPA, and evaluation of probable remediation costs at vermiculite processing sites. However, the EPA's cost estimates have increased regularly and substantially over the course of this clean-up. Consequently, as the EPA's spending on these matters increases, Grace's liability for remediation will increase.

Montana Criminal Proceeding – On February 7, 2005, the United States Department of Justice announced the unsealing of a 10-count grand jury indictment against Grace and seven current or former senior level employees (United States of America v. W. R. Grace & Co. et al) relating to Grace's former vermiculite mining and processing activities in Libby, Montana. The indictment accuses the defendants of (1) conspiracy to violate environmental laws and obstruct federal agency proceedings; (2) violations of the federal Clean Air Act; (3) wire fraud in connection with the sale of allegedly contaminated properties; and (4) obstruction of justice. The U.S. District Court for the District of Montana has entered a scheduling order setting a trial date of September 11, 2006.

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

The U.S. Bankruptcy Court previously granted Grace's request to advance legal and defense costs to the employees, subject to a reimbursement obligation if it is later determined that the employees did not meet the standards for indemnification set forth under the appropriate state corporate law. For the nine-month period ended September 30, 2005, total expense for Grace and the employees was $12.8 million.

Grace is unable to assess whether the indictment, or any conviction resulting therefrom, will have a material adverse effect on the results of operations or financial condition of Grace or affect Grace's bankruptcy proceedings. However, Grace expects legal fees for this matter could be several million dollars per quarter through the trial date. Such costs will be expensed as incurred.

New Jersey Lawsuit – On June 1, 2005, the New Jersey Department of Environmental Protection ("DEP") filed a lawsuit against Grace and two employees seeking civil penalties for alleged misrepresentations and false statements made in a Preliminary Assessment/Site Investigation Report and Negative Declarations submitted by Grace to the DEP in 1995 pursuant to the New Jersey Industrial Site Recovery Act. Grace submitted the Report, which was prepared by an independent environmental consultant, in connection with the closing of Grace's former plant in Hamilton Township, New Jersey. Grace is also aware that the State of New Jersey and U.S. Department of Justice each are conducting criminal investigations related to Grace's former operations of such plant.

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

Non-Vermiculite Related Matters

At September 30, 2005 and December 31, 2004, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $114.9 million and $140.8 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon an evaluation of claims for which sufficient information was available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially. The decrease in the liability in 2005 was primarily due to a $21.4 million payment made in settlement of remediation liability at a formerly owned site.

Tax Matters – On May 19, 2005, Grace received a revised examination report (the "Examination Report") from the Internal Revenue Service (the "IRS") for the 1993-1996 tax periods asserting, in the aggregate, approximately $77.3 million of proposed tax adjustments, plus accrued interest. The most significant issue addressed in the Examination Report concerns corporate-owned life insurance ("COLI") policies, as discussed below. Grace reached an agreement with the IRS with respect to all proposed tax adjustments in the Examination Report with the exception of approximately $7.0 million of proposed adjustments relating to research and development credits. On April 14, 2005, Grace made a $90 million payment to the IRS with respect to federal taxes and accrued interest for the 1993-1996 tax periods, consistent with the revised Examination Report. On June 17, 2005, Grace filed its protest with respect to the R&D matter with the IRS Office of Appeals and is awaiting a response from the IRS.

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

As a consequence of having finally determined federal tax adjustments for the 1990-1996 tax periods, Grace became liable for additional state taxes plus interest accrued thereon. Grace's estimate for state taxes and interest to be paid for these years is approximately $18.3 million, of which it has already paid approximately $6.3 million. The remainder is expected to be paid in the near future.

Grace's federal tax returns covering 1997 and later years are either under examination by the IRS or open for future examination. In connection with the years 1997 – 2001 that are currently under examination, during the third quarter Grace reached agreement with the IRS on a number of issues. After taking all issues into consideration, Grace reduced its recorded liabilities during the third quarter by $16 million. Grace believes that the remaining recorded tax liability is adequate to cover the impact of probable tax return adjustments at September 30, 2005.

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

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the "Jobs Act") into law. The Jobs Act provides for, among other things, an 85% dividends received deduction with respect to certain dividends received from a U.S. corporation's foreign subsidiaries. The dividends must be used to fund certain permitted domestic activities, as specified in the Jobs Act. These domestic activities include the building or improvement of infrastructure, research and development, and the financial stabilization of the corporation. The IRS recently issued guidelines clarifying that companies such as Grace with net operating loss carryforwards would be eligible to utilize foreign tax credits to offset U.S. taxes on certain foreign dividends. As a result of this clarification, Grace will elect to apply the provisions of the Jobs Act to the approximately $40 million dividend that it received from its German subsidiary on May 6, 2005. Grace also intends to elect to apply the provisions of the Jobs Act to any dividends that it may receive from foreign subsidiaries in the fourth quarter of 2005. The company is currently in the process of finalizing the amount of such dividends.

Purchase Commitments – From time to time, Grace engages in purchase commitments in its various business activities, all of which are expected to be fulfilled with no material adverse consequences to Grace's operations or financial position.

Guarantees and Indemnification Obligations – Grace is a party to many contracts containing guarantees and indemnification obligations. These contracts primarily consist of:

•	Contracts providing for the sale of a former business unit or product line in which Grace has agreed to indemnify the buyer against liabilities arising prior to the closing of the transaction, including environmental liabilities. These liabilities are included in "liabilities subject to compromise" in the Consolidated Balance Sheets;

•	Guarantees of real property lease obligations of third parties, typically arising out of (a) leases entered into by former subsidiaries of Grace, or (b) the assignment or sublease of a lease by Grace to a third party. These obligations are included in "liabilities subject to compromise" in the Consolidated Balance Sheets;

•	Licenses of intellectual property by Grace to third parties in which Grace has agreed to indemnify the licensee against third party infringement claims;

•	Contracts entered into with third party consultants, independent contractors, and other service providers in which Grace has agreed to indemnify such parties against certain liabilities in connection with their performance. Based on historical experience and the likelihood that such parties will ever make a claim against Grace, such indemnification obligations are immaterial; and

•	Product warranties with respect to certain products sold to customers in the ordinary course of business. These warranties typically provide that product will conform to specifications. Grace generally does not establish a liability for product warranty based on a percentage of sales or other formula. Grace accrues a warranty liability on a transaction-specific basis depending on the individual facts and circumstances related to each sale. Both the liability and annual expense related to product warranties are immaterial to the Consolidated Financial Statements.

Financial Assurances – Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At September 30, 2005, Grace had gross financial assurances issued and outstanding of $257.8 million, comprised of $135.1 million of surety bonds issued by various insurance companies, and $122.7 million of standby letters of credit and other financial assurances issued by various banks.

Accounting for Contingencies – Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. generally accepted accounting principles. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" on the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at September 30, 2005.

13.	Pension Plans and Other Postretirement Benefit Plans

Pension Plans – Grace maintains defined benefit pension plans covering employees of certain units who meet age and service requirements. Benefits are generally based on final average salary and years of service. Grace funds its U.S. qualified domestic pension plans ("qualified domestic pension plans") in accordance with U.S. federal laws and regulations. Non-U.S. pension plans are funded under a variety of methods, as required under local laws and customs.

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

At the December 31, 2004 measurement date for Grace's defined benefit pension plans (the "Plans"), the accumulated benefit obligation ("ABO") was approximately $1,367 million as measured under U.S. generally accepted accounting principles. At September 30, 2005, Grace's recorded pension liability for underfunded plans was $509.2 million ($434.2 million included in liabilities not subject to compromise and $75.0 million related to supplemental pension benefits, included in "liabilities subject to compromise"). The recorded liability reflects (1) the shortfall between dedicated assets and the ABO of underfunded plans ($310.6 million); and (2) the ABO of pay-as-you-go plans ($198.6 million).

Postretirement Benefits Other Than Pensions – Grace provides postretirement health care and life insurance benefits (referred to as other post-employment benefits or "OPEB") for retired employees of certain U.S. business units and certain divested units. The postretirement medical plan provides various levels of benefits to employees hired before 1991 and who retire from Grace after age 55 with at least 10 years of service. These plans are unfunded, and Grace pays a portion of the costs of benefits under these plans as they are incurred. Grace applies SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires that the future costs of postretirement health care and life insurance benefits be accrued over the employees' years of service.

Retirees and beneficiaries covered by the postretirement medical plan are required to contribute a minimum of 40% of the calculated premium for that coverage. During 2002, per capita costs under the retiree medical plans exceeded caps on the amount Grace was required to contribute under a 1993 amendment to the plan. As a result, for 2003 and future years, retirees bear 100% of any increase in premium costs. For this reason, assumed health care cost trend rates are not used in the determination of Grace's OPEB expense.

In December 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") into law. The Act introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to companies that provide a benefit that is at least actuarially equivalent (as defined in the Act) to Medicare Part D. On January 21, 2005, the Center for Medicare and Medicaid Services released the final regulations implementing the Act. Grace has determined that the prescription drug benefit under its postretirement health care plan is actuarially equivalent to the Medicare Part D benefit. Therefore, the accumulated postretirement benefit obligation (APBO) was remeasured as of January 21, 2005 to reflect the amount associated with the federal subsidy. The APBO was reduced by approximately $14.1 million and the net periodic benefit cost for 2005 will be reduced by approximately $1.9 million ($1.5 million for the nine-month period ended September 30, 2005) due to the effect of the federal subsidy.

The components of net periodic benefit cost for the three months and nine months ended September 30, 2005 and 2004 are as follows:

Components of Net Periodic Benefit Cost (In millions) (Unaudited)	Three Months Ended September 30,
	2005			2004
	U.S.	Non- U.S.	OPEB	U.S.	Non- U.S.	OPEB
Service cost	$4.1	$1.5	$(0.1)	$3.6	$1.9	$0.1
Interest cost	14.4	4.4	1.3	14.9	3.8	1.5
Expected return on plan assets	(12.8)	(3.9)	—	(12.9)	(3.0)	—
Amortization of prior service cost	1.3	0.1	(3.1)	1.3	0.2	(3.2)
Amortizationof unrecognized actuarial loss	5.8	2.4	0.4	4.4	1.8	0.5
Net curtailment and settlement loss	—	—	—	—	0.3	—
Net periodic benefit cost (income)	$12.8	$4.5	$(1.5)	$11.3	$5.0	$(1.1)

Components of Net Periodic Benefit Cost (In millions) (Unaudited)	Nine Months Ended September 30,
	2005			2004
	U.S.	Non- U.S.	OPEB	U.S.	Non- U.S.	OPEB
Service cost	$12.3	$5.3	$0.3	$10.6	$4.9	$0.4
Interest cost	43.4	13.1	3.7	44.6	12.1	5.0
Expected return on plan assets	(38.4)	(11.8)	—	(38.0)	(10.6)	—
Amortization of prior service cost	3.9	0.5	(9.5)	4.0	0.6	(9.5)
Amortizationof unrecognized actuarial loss	17.2	6.2	1.2	13.2	4.2	1.9
Net curtailment and settlement loss	1.1	1.6	—	—	0.3	—
Net periodic benefit cost (income)	$39.5	$14.9	$(4.3)	$34.4	$11.5	$(2.2)

Plan Contributions and Funding – Subject to the approval of the Bankruptcy Court, it is Grace's intention to satisfy its obligations under the Plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974. On June 22, 2005, Grace obtained Bankruptcy Court approval to fund minimum required payments of approximately $46 million for the period from July 2005 through June 2006. In that regard, in July and October 2005, Grace contributed approximately $15 million and $9 million, respectively, to the trusts that hold assets of the Plans. However, there can be no assurance that the Bankruptcy Court will continue to approve arrangements to satisfy the funding needs of the Plans. Contributions to non-U.S. plans are not subject to Bankruptcy Court approval and Grace intends to fund such plans based on actuarial and trustee recommendations.

Grace plans to pay benefits as they become due under virtually all pay-as-you-go plans and to maintain compliance with federal funding laws for its U.S. qualified plans.

14.	Business Segment Information

Grace is a global producer of specialty chemicals and specialty materials. It generates revenues from two business segments: Davison Chemicals, which consists of the refining technologies and specialty materials product groups; and Performance Chemicals, which consists of the specialty construction chemicals, building materials, and sealants and coatings product groups. Intersegment sales, eliminated in consolidation, are not material. The table below presents information related to Grace's business segments for the three months and nine months ended September 30, 2005 and 2004. Only those corporate expenses directly related to the segment are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

Business Segment Data (In millions) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Sales
Davison Chemicals	$338.3	$303.8	$1,031.9	$872.5
Performance Chemicals	315.1	276.1	901.2	798.3
Total	$653.4	$579.9	$1,933.1	$1,670.8
Pre-tax Operating Income
Davison Chemicals	$36.8	$42.6	$117.6	$112.1
Performance Chemicals	45.5	39.5	118.5	106.0
Total	$82.3	$82.1	$236.1	$218.1

The following table presents information related to the geographic areas in which Grace operated for the three months and nine months ended September 30, 2005 and 2004, respectively.

Geographic Area Data (In millions) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Sales
United States	$244.0	$222.9	$719.9	$649.0
Canada and Puerto Rico	41.0	30.1	106.2	79.8
Total North America	285.0	253.0	826.1	728.8
Europe, other than Germany	200.5	178.0	607.9	519.9
Germany	32.0	28.9	90.5	86.3
Total Europe	232.5	206.9	698.4	606.2
Asia Pacific	98.9	92.3	304.6	251.8
Latin America	37.0	27.7	104.0	84.0
Total	$653.4	$579.9	$1,933.1	$1,670.8

The pre-tax operating income for Grace's business segments for the three months and nine months ended September 30, 2005 and 2004, respectively, is reconciled below to income (loss) before Chapter 11 expenses, income taxes, and minority interest presented in the accompanying Consolidated Statements of Operations.

Reconciliation of Business Segment Data to Financial Statements (In millions) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Pre-tax operating income – business segments	$82.3	$82.1	$236.1	$218.1
Minority interest	7.4	3.3	18.4	6.4
Net gain (loss) on sales of investments and disposals of assets	(1.4)	0.2	(0.9)	(0.1)
Provision for environmental remediation	—	(20.0)	—	(20.0)
Net gain from litigation settlement	—	50.0	—	50.0
Interest expense and related financing costs	(13.4)	(4.5)	(41.3)	(12.3)
Corporate costs	(23.2)	(24.4)	(80.7)	(72.6)
Other, net	(5.5)	(3.1)	0.6	(14.3)
Income (loss) before Chapter 11 expenses, income taxes, and minority interest	$46.2	$83.6	$132.2	$155.2

Minority interest primarily pertains to Advanced Refining Technologies LLC ("ART"), a joint venture between Grace and Chevron Products Company where Grace has a 55% economic interest.

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Summary for September 30, 2005

Following is a summary analysis of key financial measures of Grace's performance for the three months and nine months ended September 30, 2005 compared with the prior year periods.

•	Grace's net income for each period has been primarily affected by: (1) the results of Grace's businesses, which employ a growth and productivity strategy to maximize business performance, and (2) the impact of legal contingencies and other noncore liabilities.

•	Net income decreased 33.1% for the three months ended September 30, 2005. Net income for the three months ended September 30, 2004 included a $50.0 million pre-tax gain ($32.5 million after tax) from a litigation settlement. The three months ended September 30, 2005 includes a $16.0 million favorable change in estimated liabilities for tax exposures. The 20.2% decline in net income for the nine months ended September 30, 2005 was principally associated with the one-time gain from the settlement of litigation in 2004.

•	Sales increased 12.7% and 15.7% for the three months and nine months ended September 30, 2005 as a result of higher sales volume in all geographic regions, improved product mix, selling price increases in response to cost inflation and acquisitions and favorable currency translation.

•	Pre-tax income from core operations increased 2.4% for the three months ended September 30, 2005 and 6.8% for the nine months ended September 30, 2005, primarily attributable to higher sales.

•	Pre-tax operating income of the Davison Chemicals segment decreased 13.6% for the three months ended September 30, 2005 primarily due to lost sales and extra costs related to Hurricanes Katrina and Rita in the Gulf of Mexico region of the United States, as well as higher costs of energy and certain raw materials. Pre-tax operating income of the Davison Chemicals segment increased 4.9% for the nine months ended September 30, 2005 primarily as a result of higher sales in all regions and major product lines, partially offset by the negative effects of the hurricanes in the Gulf of Mexico, higher raw material and energy costs, and costs associated with integrating business functions and processes.

•	Pre-tax operating income of the Performance Chemicals segment increased 15.2% and 11.8% for the three months and nine months ended September 30, 2005 principally due to higher sales volume, partially offset by higher raw material costs, which exceeded the effect of selling price increases.

•	Operating cash flow was $5.8 million and $167.4 million for the nine months ended September 30, 2005 and 2004, respectively. Cash flow for the nine months ended September 30, 2005 included payments aggregating $130.2 million to resolve U.S. federal tax return audits, an environmental contingency at a formerly owned site and the rollforward of dollar-to-euro currency contracts.

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

Effect of Katrina and Rita

On August 29, 2005, Hurricane Katrina made landfall in Louisiana, Mississippi and Alabama, causing widespread wind and water damage. Katrina caused shutdowns of several refineries in the affected area, including a number of customers of Grace's FCC business, and also disrupted other business operations and construction activity. The shutdowns and disruptions negatively affected Grace's sales and the damage to infrastructure in the affected area increased sales and distribution costs of our FCC business during the three months ended September 30, 2005.

On September 25, 2005, Hurricane Rita made landfall in Louisiana and Texas also causing widespread wind and water damage and further disrupting refinery and other business operations and construction activity. Grace's production facility for refining catalysts in Lake Charles, Louisiana is located in an area that was particularly hard-hit by Rita. The Lake Charles facility was shutdown for two weeks but has returned to full production. Grace avoided disruption to its customers from the shutdown, but incurred increased production and distribution costs, by supplying products from its other catalyst plants. Grace also incurred additional expenses to support its displaced workers in Lake Charles during the storm's aftermath.

The total extent of Grace's loss of business and increased costs due to Rita and Katrina has not been determined at this time; however, Grace estimates that the storms had a negative effect on pre-tax operating income of approximately $3 million for the third quarter of 2005. Since Rita hit only five days before the end of the third quarter, Grace expects the negative effect of the storms on its business to be greater in the fourth quarter of 2005 than in the third quarter. Grace's insurance coverage entitles it to receive payments for business interruption and Grace is currently evaluating the potential for recovery under this insurance.

Description of Core Business

W. R. Grace & Co. and its subsidiaries are engaged in specialty chemicals and specialty materials businesses on a worldwide basis through two business segments: Davison Chemicals, which includes two main product groups – refining technologies and specialty materials; and Performance Chemicals, which includes three main product groups – specialty construction chemicals, building materials and sealants and coatings.

Global scope – Grace operates its business on a global scale with more than 60% of its revenue and 40% of its operating property outside the United States. Its business is conducted in more than 40 countries and in more than 20 currencies. The business segments are managed on a global basis, serving global markets, with currency fluctuations in relation to the U.S. dollar affecting reported earnings, net assets and cash flows.

The table below shows the Grace business segments and product groups as a percentage of total Grace sales.

Percentage of Total Grace Sales	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Refining technologies	30.3%	29.2%	31.3%	28.9%
Specialty materials	21.5%	23.2%	22.1%	23.3%
Davison Chemicals	51.8%	52.4%	53.4%	52.2%
Construction chemicals	24.7%	23.6%	23.2%	23.1%
Building materials	11.9%	11.8%	11.7%	12.0%
Sealants and coatings	11.6%	12.2%	11.7%	12.7%
Performance Chemicals	48.2%	47.6%	46.6%	47.8%
Total	100.0%	100.0%	100.0%	100.0%

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

Voluntary Bankruptcy Filing

In response to a sharply increasing number of asbestos-related personal injury claims, on April 2, 2001, Grace and 61 of its United States subsidiaries and affiliates, including W. R. Grace & Co. – Conn. (collectively, the "Debtors"), filed voluntary petitions for reorganization (the "Filing") under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Grace's non-U.S. subsidiaries and certain of its U.S. subsidiaries were not included in the Filing.

Under Chapter 11, the Debtors have continued to operate their businesses as debtors-in-possession under court protection from creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the asbestos-related claims. Since the Filing, all motions necessary to conduct normal business activities have been approved by the Bankruptcy Court.

On January 13, 2005, Grace filed an amended plan of reorganization (the "Plan") and related documents with the Bankruptcy Court. The Plan is supported by committees representing general unsecured creditors and equity holders, but is not supported by committees representing asbestos personal injury claimants and asbestos property damage claimants. Under the terms of the Plan, a trust would be established to which all pending and future asbestos-related claims would be channeled for resolution. The Plan will become effective only after a vote of eligible creditors and with the approval of the Bankruptcy Court and the U.S. District Court for the District of Delaware. See "Plan of Reorganization" above for more information.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities reported at the date of the Consolidated Financial Statements, and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates. Changes in estimates are recorded in the period identified. Grace's accounting measurements that are most affected by management's estimates of future events are:

•	Contingent liabilities such as asbestos-related matters (see Notes 2 and 3 to the Consolidated Financial Statements), environmental remediation (see Note 12 to the Consolidated Financial Statements), income taxes (see Note 12 to the Consolidated Financial Statements), and litigation (see Note 12 to the Consolidated Financial Statements).

•	Pension and postretirement liabilities that depend on assumptions regarding discount rates and/or total returns on invested funds. (See Note 13 to the Consolidated Financial Statements.)

•	Depreciation and amortization periods for long-lived assets, including property and equipment, intangible, and other assets.

•	Realization values of various assets such as net deferred tax assets, trade receivables, inventories, insurance receivables, and goodwill.

The accuracy of these and other estimates may also be materially affected by the uncertainties arising under Grace's Chapter 11 proceeding.

Summary Financial Information and Metrics

Set forth on the next page is a chart that lists key operating statistics, and dollar and percentage changes for the three months and nine months ended September 30, 2005 and 2004. The chart should be referenced when reading management's discussion and analysis of financial condition and results of operations.

Analysis of Continuing Operations (In millions)	Three Months Ended September 30,					Nine Months Ended September 30,
	2005	2004	$ Change Fav (Unfav)	% Change Fav (Unfav)		2005	2004	$ Change Fav (Unfav)	% Change Fav (Unfav)
Net Sales:
Davison Chemicals	$338.3	$303.8	$34.5	11.4%		$1,031.9	$872.5	$159.4	18.3%
Performance Chemicals	315.1	276.1	39.0	14.1%		901.2	798.3	102.9	12.9%
Total Grace net sales	$653.4	$579.9	$73.5	12.7%		$1,933.1	$1,670.8	$262.3	15.7%
Pre-tax operating income
Davison Chemicals	$36.8	$42.6	$(5.8)	(13.6%)		$117.6	$112.1	$5.5	4.9%
Performance Chemicals	45.5	39.5	6.0	15.2%		118.5	106.0	12.5	11.8%
Corporate costs:
Support functions	(8.9)	(7.9)	(1.0)	(12.7%)		(28.1)	(24.5)	(3.6)	(14.7%)
Pension, performance-related compensation, and other	(14.3)	(16.5)	2.2	13.3%		(52.6)	(48.1)	(4.5)	(9.4%)
Total Corporate costs	(23.2)	(24.4)	1.2	4.9%		(80.7)	(72.6)	(8.1)	(11.2%)
Pre-tax income from core operations	59.1	57.7	1.4	2.4%		155.4	145.5	9.9	6.8%
Pre-tax income (loss) from noncore activities	(7.7)	26.4	(34.1)	(129.2%)		(2.7)	12.6	(15.3)	(121.4%)
Interest expense	(13.4)	(4.5)	(8.9)	(197.8%)		(41.3)	(12.3)	(29.0)	NM
Interest income	0.8	0.7	0.1	14.3%		2.4	3.0	(0.6)	(20.0%)
Income (loss) before Chapter 11 expenses and income taxes	38.8	80.3	(41.5)	(51.7%)		113.8	148.8	(35.0)	(23.5%)
Chapter 11 expenses, net	(9.3)	(4.3)	(5.0)	(116.3%)		(19.9)	(11.8)	(8.1)	(68.6%)
Benefit from (provision for) income taxes	2.6	(28.0)	30.6	109.3%		(26.0)	(51.9)	25.9	49.9%
Net income (loss)	$32.1	$48.0	$(15.9)	(33.1%)		$67.9	$85.1	$(17.2)	(20.2%)
Key Financial Measures:
Pre-tax income from core operations as percentage of sales:
Davison Chemicals	10.9%	14.0%	NM	(3.1	)pts	11.4%	12.8%	NM	(1.4	)pts
Performance Chemicals	14.4%	14.3%	NM	0.1	pts	13.1%	13.3%	NM	(0.2	)pts
Total Core Operations	9.0%	9.9%	NM	(0.9	)pts	8.0%	8.7%	NM	(0.7	)pts
Pre-tax income from core operations before depreciation and amortization	$87.8	$84.6	$3.2	3.8%		$241.5	$225.9	$15.6	6.9%
As a percentage of sales	13.4%	14.6%	NM	(1.2	)pts	12.5%	13.5%	NM	(1.0	)pts
Depreciation and amortization	$28.7	$26.9	$1.8	6.7%		$86.1	$80.4	$5.7	7.1%
Net Consolidated Sales by Region:
North America	$285.0	$253.0	$32.0	12.6%		$826.1	$728.8	$97.3	13.4%
Europe	232.5	206.9	25.6	12.4%		698.4	606.2	92.2	15.2%
Asia Pacific	98.9	92.3	6.6	7.2%		304.6	251.8	52.8	21.0%
Latin America	37.0	27.7	9.3	33.6%		104.0	84.0	20.0	23.8%
Total	$653.4	$579.9	$73.5	12.7%		$1,933.1	$1,670.8	$262.3	15.7%

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

Grace Overview

The following is an overview of financial measures of Grace's performance for the three months and nine months ended September 30, 2005 compared with the prior year periods.

Net Sales – The following tables identify the year-over-year increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation for the three months and nine months ended September 30, 2005 and 2004, respectively.

Net Sales Variance Analysis	Three Months Ended September 30, 2005 as a Percentage Increase (Decrease) from Three Months Ended September 30, 2004
	Volume	Price/Mix	Currency Translation	Total
Davison Chemicals	4.5%	6.5%	0.4%	11.4%
Performance Chemicals	10.4%	2.6%	1.1%	14.1%
Net sales	7.3%	4.7%	0.7%	12.7%
By Region:
North America	5.5%	6.5%	0.6%	12.6%
Europe	9.4%	3.0%	0.0%	12.4%
Asia Pacific	0.9%	4.8%	1.5%	7.2%
Latin America	25.6%	2.9%	5.1%	33.6%

Grace's sales were favorably impacted by higher sales volume, especially in refining technologies and construction chemicals products, with acquisitions contributing $7.3 million or 1.3 percentage points of the sales volume growth. Foreign currency translation contributed $4.2 million or 0.7 percentage points of the sales growth, mainly due to the strengthening of the Euro against the U.S. dollar. Selling price increases, implemented to partially offset a significant increase in raw material and energy costs, added approximately $15.2 million to sales, or 2.6 percentage points of sales growth, for the three months ended September 30, 2005.

Net Sales Variance Analysis	Nine Months Ended September 30, 2005 as a Percentage Increase (Decrease) from Nine Months Ended September 30, 2004
	Volume	Price/Mix	Currency Translation	Total
Davison Chemicals	6.5%	10.1%	1.7%	18.3%
Performance Chemicals	8.2%	2.7%	2.0%	12.9%
Net sales	7.3%	6.6%	1.8%	15.7%
By Region:
North America	6.4%	6.6%	0.4%	13.4%
Europe	7.5%	4.3%	3.4%	15.2%
Asia Pacific	6.0%	13.2%	1.8%	21.0%
Latin America	15.4%	5.7%	2.7%	23.8%

Grace's sales were favorably impacted by higher sales volume, especially in refining technologies and construction chemicals products, with acquisitions contributing $40.4 million or 2.4 percentage points of the sales volume growth. Foreign currency translation contributed $30.4 million or 1.8 percentage points of the sales growth, mainly due to the strengthening of the Euro against the U.S. dollar. Selling price increases, implemented to partially offset a significant increase in raw material and energy costs, added approximately $41.6 million, or 2.5 percentage points of sales growth, to year-to-date sales.

Pre-tax Income from Core Operations – Operating profit for the three months and nine months ended September 30, 2005 was higher due to sales volume growth (including acquisitions and a better product mix), higher selling prices to partially offset the impact of cost inflation, and favorable foreign currency translation.

Corporate costs include corporate functional costs (such as financial and legal services, human resources, communications and information technology), the cost of corporate governance (including directors and officers liability insurance, a portion of which is allocated to noncore activities) and pension costs related to both corporate employees and to the effects of changes in assets and liabilities for all Grace pension plans. Corporate costs for the nine months ended September 30, 2005 increased over the prior year period primarily due to higher pension expense, resulting from updated assumptions for expected life-spans, the longevity of Grace's active work force and amortization of deferred costs related to capital market returns in recent years.

Pre-tax Income (Loss) from Noncore Activities – Pre-tax income (loss) from noncore activities reflects items not directly related to Grace's core operating units. This category of costs and income is expected to be volatile as potentially material items are addressed through Grace's Chapter 11 proceedings and/or as the financial implications of Grace's legal contingencies become apparent.

Pre-tax Income (Loss) from Noncore Activities (In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Environmental provision – vermiculite mining	$—	$(20.0)	$—	$(20.0)
Insurance settlements	4.2	—	24.5	—
Asbestos administration, net	(2.1)	—	(6.4)	—
COLI income, net	(0.3)	(0.4)	1.6	1.8
D&O insurance cost	(1.2)	(1.3)	(4.2)	(3.9)
Pension and postretirement benefit costs	(0.9)	(3.0)	(3.5)	(7.5)
Translation effects – intercompany loan	(1.1)	2.3	(32.5)	1.2
Value of currency contracts	1.1	(2.3)	32.3	(11.6)
Foreign currency transaction effects	(0.3)	(2.8)	(0.8)	(2.2)
Net gain from litigation settlement	—	50.0	—	50.0
Legal fees	(5.5)	—	(14.5)	—
Other	(1.6)	3.9	0.8	4.8
	$(7.7)	$26.4	$(2.7)	$12.6

Pre-tax income (loss) from noncore activities was consistent with the prior year period except for: (1) the foreign currency effect of an intercompany loan as described below, (2) $24.5 million paid by insurance carriers with respect to coverage for past environmental remediation costs and asbestos-related liability under liquidation arrangements or dispute settlements, (3) defense costs related to the Montana and New Jersey legal proceedings (see Note 12 to the Consolidated Financial Statements for more information), (4) a pre-tax charge of $20.0 million in 2004 for a change in Grace's estimate of the costs necessary to address vermiculite clean-up in Libby, Montana, and (5) a net gain of $50.0 million in 2004 from the settlement of litigation under an agreement with Honeywell International, Inc. related to environmental contamination of a non-operating parcel of land.

In March 2004, Grace began accounting for currency fluctuations on a €293 million intercompany loan between Grace's subsidiaries in the United States and Germany as a component of operating results instead of as a component of other comprehensive income. This change was prompted by Grace's analysis of new tax laws in Germany and its cash flow planning in connection with its Chapter 11 reorganization, which together indicated that Grace should no longer consider this loan as part of its permanent capital structure in Germany. In May 2004, Grace entered into a series of foreign currency forward contracts to mitigate future currency fluctuations on the remaining loan balance. These contracts were extended in June 2005 and have varying rates that coincide with loan repayments due periodically through December 2008. No loan repayments have been made in 2005. For the nine months ended September 30, 2005, a $32.3 million contract gain was recognized, offset by a $32.5 million foreign currency loss, and was reported in other (income) expense. These forward contracts are considered derivative instruments that are viewed as risk management tools by Grace and are not used for trading or speculative purposes.

Chapter 11 Expenses – Although Grace is unable to measure precisely the impact of the Chapter 11 proceedings on its overall financial performance, Grace incurs certain added costs that are directly attributable to operating in Chapter 11. Net Chapter 11 expenses consist primarily of legal, financial and consulting fees incurred by Grace and the three creditors' committees. Chapter 11 expenses for the three months and nine months ended September 30, 2005 increased primarily due to higher legal costs related to activity in Grace's Bankruptcy Court proceedings.

Grace's pre-tax income from core operations included expenses for Chapter 11-related compensation charges of $4.5 million and $8.5 million for the three months ended September 30, 2005 and 2004, respectively, and $13.9 million and $19.3 million for the nine months ended September 30, 2005 and 2004, respectively. Poor stock price performance in the period leading up to and after the Filing diminished the value of Grace's stock option program as an incentive compensation tool for current and prospective employees, which caused Grace to change its long-term incentive compensation program into a cash-based program.

Grace incurs numerous other indirect costs to manage the Chapter 11 proceedings such as: management time devoted to Chapter 11 matters; added cost of debt capital; added costs of general business insurance, including D&O liability insurance premiums; and lost business and acquisition opportunities due to the complexities and restrictions of operating under Chapter 11.

Interest Expense – Net interest expense is higher in 2005 as a result of reaching agreement with general unsecured creditors on the amount of interest under Grace's proposed Plan of Reorganization. The Plan states that each holder of an allowed general unsecured claim shall be paid in full, plus post-petition interest. Post-petition interest shall accrue through the date of payment as follows:

•	for the holders of the Debtors' pre-petition bank credit facilities, at a rate of 6.09% per annum, compounded quarterly;

•	for the holders of claims who, but for the Filing would be entitled under a contract or otherwise to accrue or be paid interest on such claim in a non-default (or non-overdue payment) situation under applicable non-bankruptcy law, the rate provided in the contract between a Debtor(s) and the claimant or such rate as may otherwise apply under applicable non-bankruptcy law; or

•	for all other holders of allowed general unsecured claims, at a rate of 4.19% per annum, compounded annually.

Such interest, which under the Plan is payable 85% in cash and 15% in Grace common stock, will not be paid until the Plan is confirmed and funded.

Income Taxes – Grace's provision for income taxes at the federal corporate rate of 35.0% was $32.9 million and $48.0 million for the nine months ended September 30, 2005 and 2004, respectively. The primary differences between these amounts and the overall provision for income taxes is due to interest on tax contingencies, the non-deductibility of certain Chapter 11 expenses and, in 2005, a $16.0 million favorable change in estimated liabilities for tax exposures.

Business Segment Overview

The following is an overview of financial measures of the performance of Grace's business segments for the three months and nine months ended September 30, 2005 compared with the prior year periods.

Davison Chemicals

Net Sales by Product Line (In millions)	Three Months Ended September 30,
	2005	2004	$ Change Fav (Unfav)	% Change Fav (Unfav)
Refining technologies	$197.7	$169.1	$28.6	16.9%
Specialty materials	140.6	134.7	5.9	4.4%
Total Davison Chemicals	$338.3	$303.8	$34.5	11.4%

Net Sales by Region (In millions)	Three Months Ended September 30,
	2005	2004	$ Change Fav (Unfav)	% Change Fav (Unfav)
North America	$131.3	$117.0	$14.3	12.2%
Europe	135.0	125.0	10.0	8.0%
Asia Pacific	56.3	51.3	5.0	9.7%
Latin America	15.7	10.5	5.2	49.5%
Total Davison Chemicals	$338.3	$303.8	$34.5	11.4%

Sales

The increase in sales mainly reflected current global demand for reduced-sulfur transportation fuels and higher selling prices to partially offset increases in raw material costs. Currency translation was not a significant factor during the period.

The increase in sales of refining technologies products resulted from higher sales volume of hydroprocessing catalysts in response to worldwide demand for cleaner fuels, and added revenue due to increases in commodity costs that Grace passed through to its customers pursuant to the terms of its supply contracts. Hurricanes Katrina and Rita, which caused shut-downs of a number of refineries in the United States, negatively affected sales of fluid cracking catalysts during the period and Grace believes the negative effects of the hurricanes are likely to continue through at least the end of the year. Grace is evaluating the potential for recovery under its business interruption insurance.

The increase in sales of specialty materials products was primarily attributable to sales from the acquisition of Alltech International Holdings, Inc., completed in August 2004, increases in selling prices to address raw material cost inflation, and a better product sales mix; partially offset by lower sales of engineered materials in Europe as a result of lower economic activity in parts of that region.

Sales from acquisitions accounted for $3.4 million, or 1.1 percentage points of the sales growth in the period, almost all of which was attributable to the acquisition of Alltech.

Sales growth was strong in all regions. Sales in Asia Pacific and Latin America were up due to strong demand in all product lines from economic activity in China and increased sales activity in Latin America. In North America, increased sales were primarily attributable to volume growth, as well as favorable product price/mix, reflecting stronger economic activity in the United States. European sales were higher due to higher demand for refining technologies products, which more than offset the effects of lower economic activity in parts of that region.

Operating Income and Margin

The decrease in pre-tax operating income was primarily attributable to the loss of sales and added costs related to Hurricanes Katrina and Rita, higher energy and raw material costs, and exposure to the bankruptcy filing of a key customer. These losses more than offset improvements in income from operations not affected by the hurricanes. Operating margin was down primarily due to the negative impact of raw materials and hurricanes, combined with minority interest accounting. Grace reports 100% of sales for the Advanced Refining Technologies LLC joint venture, but only accounts for 55% of the income in its measure of operating performance.

Net Sales by Product Line (In millions)	Nine Months Ended September 30,
	2005	2004	$ Change Fav (Unfav)	% Change Fav (Unfav)
Refining technologies	$605.4	$482.7	$122.7	25.4%
Specialty materials	426.5	389.8	36.7	9.4%
Total Davison Chemicals	$1,031.9	$872.5	$159.4	18.3%

Net Sales by Region (In millions)	Nine Months Ended September 30,
	2005	2004	$ Change Fav (Unfav)	% Change Fav (Unfav)
North America	$388.9	$337.8	$51.1	15.1%
Europe	415.4	365.3	50.1	13.7%
Asia Pacific	181.3	136.5	44.8	32.8%
Latin America	46.3	32.9	13.4	40.7%
Total Davison Chemicals	$1,031.9	$872.5	$159.4	18.3%

Sales

The sales increase resulted from similar economic conditions and cost factors as those previously discussed for the three months ended September 30, 2005.

Sales from acquisitions accounted for $28.5 million, or 3.3 percentage points of the sales growth in the period, almost all of which was attributable to the acquisition of Alltech. Sales increases also reflected favorable foreign currency translation, which contributed 1.7 percentage points of the sales increase in the period.

Operating Income and Margin

The increase in operating income reflected higher sales in all regions and major product lines offset by the negative effects of the hurricanes in the Gulf of Mexico, higher raw material and energy costs, and costs associated with integrating business functions and processes. Operating margin was down primarily due to the negative impact of raw materials and hurricanes, combined with minority interest accounting. Grace reports 100% of sales for the Advanced Refining Technologies LLC joint venture, but only accounts for 55% of the income in its measure of operating performance.

Performance Chemicals

Net Sales by Product Line (In millions)	Three Months Ended September 30,
	2005	2004	$ Change Fav (Unfav)	% Change Fav (Unfav)
Construction chemicals	$161.2	$136.7	$24.5	17.9%
Building materials	77.9	68.6	9.3	13.6%
Sealants and coatings	76.0	70.8	5.2	7.3%
Total Performance Chemicals	$315.1	$276.1	$39.0	14.1%

Net Sales by Region (In millions)	Three Months Ended September 30,
	2005	2004	$ Change Fav (Unfav)	% Change Fav (Unfav)
North America	$153.7	$136.0	$17.7	13.0%
Europe	97.5	81.9	15.6	19.0%
Asia Pacific	42.6	41.0	1.6	3.9%
Latin America	21.3	17.2	4.1	23.8%
Total Performance Chemicals	$315.1	$276.1	$39.0	14.1%

Sales

The increase in sales was primarily from growth in sales volume worldwide and increases in selling prices, which partially offset higher raw material costs. Currency translation was not a significant factor during the period.

The increase in sales of construction chemicals reflected geographic expansion and other growth initiatives, as well as higher construction activity, primarily in North America. The sales increase in building materials reflected higher sales of roofing underlayments to the residential segment in North America, added sales from the acquisition of the Triflex® synthetic roofing underlayment product line in December 2004, and higher sales of specialty below-grade commercial waterproofing worldwide. The increase in sales of sealants and coatings was due to the continued commercial success of Daraform® closure sealants and specialty can coatings, as well as selling price increases, which partially offset higher raw material costs.

Sales increases in North America reflected higher U.S. construction activity, growth programs in construction chemicals and residential waterproofing, and the Triflex® acquisition. In Europe, higher sales were primarily due to favorable foreign currency translation and growth programs in construction chemicals. Sales in Asia Pacific increased as a result of broad-based volume growth and the effects of favorable foreign currency translation. Sales in Latin America were favorably impacted by currency translation and volume increases in construction chemicals and can sealants, offset by lower sales of closure sealants and coatings.

Operating Income and Margin

Pre-tax operating income increased primarily as a result of sales volume growth, partially offset by raw material inflation, which exceeded the effect of selling price increases. Operating margin was about even with the three months ended September 30, 2004, as the net impact of raw material cost and selling price increases was offset by the leveraging effect of sales volume growth.

Net Sales by Product Line (In millions)	Nine Months Ended September 30,
	2005	2004	$ Change Fav (Unfav)	% Change Fav (Unfav)
Construction chemicals	$448.2	$386.1	$62.1	16.1%
Building materials	226.1	199.5	26.6	13.3%
Sealants and coatings	226.9	212.7	14.2	6.7%
Total Performance Chemicals	$901.2	$798.3	$102.9	12.9%

Net Sales by Region (In millions)	Nine Months Ended September 30,
	2005	2004	$ Change Fav (Unfav)	% Change Fav (Unfav)
North America	$437.2	$391.0	$46.2	11.8%
Europe	283.0	240.9	42.1	17.5%
Asia Pacific	123.3	115.3	8.0	6.9%
Latin America	57.7	51.1	6.6	12.9%
Total Performance Chemicals	$901.2	$798.3	$102.9	12.9%

Sales

The increase in sales was largely attributable to the same favorable factors that affected sales in the three months ended September 30, 2005.

Operating Income and Margin

The increase in pre-tax operating income reflected higher sales volume and positive results from productivity and cost containment initiatives, partially offset by raw material cost inflation, which exceeded selling price increases. Operating margin was about even with the nine months ended September 30, 2004, as the net impact of raw material cost and selling price increases was offset by the leveraging effect of sales volume growth.

Operating Returns on Assets Employed – The following charts set forth the Davison Chemicals and Performance Chemicals total asset position and pre-tax return on average total assets as of September 30, 2005 and December 31, 2004. It should be noted that the manufacture of Davison Chemicals products generally involves significantly higher capital costs than the manufacture of Performance Chemicals products.

Davison Chemicals (In millions)	September 30, 2005	December 31, 2004
Trade receivables	$187.4	$172.0
Inventory	161.9	151.8
Other current assets	25.4	4.9
Total current assets	374.7	328.7
Properties and equipment, net	391.7	437.6
Goodwill and other intangible assets	96.4	105.7
Other assets	2.2	18.9
Total assets	$865.0	$890.9
Pre-tax return on average total assets	17.4%	17.8%

Davison Chemicals' total assets decreased by $25.9 million as of September 30, 2005 compared with December 31, 2004. The decrease was due to depreciation and amortization expense exceeding capital investment and to foreign currency translation reflecting a stronger U.S. dollar on September 30, 2005 than on December 31, 2004. Increased trade receivables and inventory, reflecting higher sales and raw material costs, partially offset the decrease.

Performance Chemicals (In millions)	September 30, 2005	December 31, 2004
Trade receivables	$237.8	$219.1
Inventory	99.1	96.5
Other current assets	15.2	14.5
Total current assets	352.1	330.1
Properties and equipment, net	182.3	198.3
Goodwill and other intangible assets	95.7	102.2
Other assets	47.1	43.9
Total assets	$677.2	$674.5
Pre-tax return on average total assets	21.3%	20.7%

Performance Chemicals' total assets increased by $2.7 million as of September 30, 2005 compared with December 31, 2004. The increase was primarily attributable to higher trade receivables caused by increased sales, partially offset by $29.8 million from lower foreign currency translation reflecting a stronger U.S. dollar. Aside from currency effects, current assets reflected sales increases, while the decline in properties and equipment reflected capital spending in the first nine months of 2005 at a lower level than depreciation.

Noncore Liabilities

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

The following table summarizes net noncore liabilities at September 30, 2005 and December 31, 2004:

Net Noncore Liabilities (In millions)	September 30, 2005	December 31, 2004
Asbestos-related liabilities	$(1,700.0)	$(1,700.0)
Asbestos-related insurance receivable	500.0	500.0
Asbestos-related liability, net	(1,200.0)	(1,200.0)
Environmental remediation	(318.9)	(345.0)
Postretirement benefits	(106.4)	(118.9)
Income taxes	(126.0)	(210.4)
Retained obligations and other	(20.7)	(25.1)
Net noncore liability	$(1,772.0)	$(1,899.4)

The resolution of most of these noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. Grace cannot predict with any certainty how, and for what amounts, any of these contingencies will be resolved. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded by Grace at September 30, 2005.

Plan of Reorganization

As described under "Voluntary Bankruptcy Filing" in Notes 1 and 2 to the Consolidated Financial Statements, Grace and its principal U.S. operating subsidiary are debtors-in-possession under Chapter 11 of the Bankruptcy Code. Grace's non-U.S. subsidiaries, although not part of the Filing, are owned directly or indirectly by Grace's principal operating subsidiary or other filing entities. Consequently, Grace expects that a Chapter 11 reorganization plan will involve the combined value of Grace's global businesses and its other assets to fund (with cash and/or securities) Grace's obligations as adjudicated through the bankruptcy process. Grace has analyzed its cash flow and capital needs to continue to fund its businesses and believes that, while in Chapter 11, sufficient cash flow and credit facilities are available to support its business strategy.

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

Risks of the Plan – Grace intends to address all pending and future asbestos-related claims and all other pre-petition claims as outlined in the Plan. However, Grace may not be successful in obtaining approval of the Plan by the Bankruptcy Court. Instead, a materially different plan of reorganization may ultimately be approved and, under the ultimate plan of reorganization, the interests of Grace's shareholders could be substantially diluted or cancelled. The value of Grace common stock following a plan of reorganization, and the extent of any recovery by non-asbestos-related creditors, will depend principally on the allowed value of Grace's asbestos-related claims as determined by the Bankruptcy Court.

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

Proforma Financial Information – The proforma financial information of Grace presented below reflects the accounting effects of the Plan (1) as if it were put in effect on the date of Grace's most recent consolidated balance sheet – September 30, 2005, and (2) as if it were in effect for (a) the full year ended December 31, 2004, and (b) the nine months ended September 30, 2005. The proforma financial information included herein, may not be consistent with the Plan documents filed on January 13, 2005 due to subsequent changes in operations and accounting estimates. Such proforma financial statements reflect how Grace's assets, liabilities, equity and income would be affected by the Plan as follows:

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

The Plan reflects the value, in the form of cash and securities, expected to be realized under litigation settlement agreements as follows: $115.0 million of cash from Fresenius; and, $1,021.8 million of estimated value from Cryovac, Inc., a subsidiary of Sealed Air (calculated as of September 30, 2005) in the form of $512.5 million of cash plus accrued interest at 5.5% from December 21, 2002 compounded annually (approximately $82.2 million), and nine million shares of Sealed Air common stock valued at $47.46 per share (approximately $427.1 million). Tax accounts have been adjusted to reflect the satisfaction of Grace's recorded liabilities by way of these third-party agreements. The Fresenius settlement amount will be payable to Grace and will be accounted for as income. Payments under the Sealed Air settlement will be paid directly to the asbestos trust by Cryovac and will be accounted for as satisfaction of a portion of Grace's recorded asbestos-related liability and a credit to shareholder's equity. In addition, the valuation allowance related to Grace's federal deferred tax assets will not be required as a result of these settlements and has therefore been reversed. Both the Sealed Air and Fresenius settlements are subject to the fulfillment of specified conditions.

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

D.	Proforma Consolidated Statement of Operations and Capital Structure

The proforma income adjustments reflect the elimination from Grace's September 30, 2005 and December 31, 2004 Consolidated Statements of Operations of: (1) charges and expenses directly related to Chapter 11, (2) other expenses and income related to matters expected to be resolved before emerging from Chapter 11, (3) the accounting for estimates and provisions directly related to the Plan, and (4) the addition of interest and new shares of Grace common stock related to the assumed financing of the Plan. For purposes of proforma earnings per share and proforma share capital, the trading value of Grace's common stock at September 30, 2005 of $8.95 per share was used for calculating issued and outstanding shares. At this per share valuation, it is assumed that 68.7 million shares will be issued at the effective date of the Plan to fund asbestos and general unsecured claims, 14.5 million shares would be issuable upon exercise of warrants to satisfy Grace's estimate of PI-AO claims, and 0.7 million shares would be issued upon exercise of in-the-money stock options. Such trading value is presented solely for purposes of presenting a proforma Consolidated Statement of Operations and may not be indicative of the actual trading value of Grace common stock following the effective date of the Plan. Should Grace's distributable value per share at the effective date of the Plan be below approximately $9.00 per share, Grace would be required to revalue its balance sheet for a change in control. (The trading value of Grace's common stock over the twelve-month period ended September 30, 2005 was between $7.11 and $14.95 per share.) These proforma financial statements reflect no change in assets or income related to this potential accounting outcome.

E.	Non-asbestos Contingencies

The accompanying proforma financial information assumes all non-asbestos related contingencies (including environmental, tax and civil and criminal litigation) are settled for recorded amounts as of September 30, 2005. Certain liabilities are assumed to be paid at the effective date based on Grace's estimate of amounts that will be determinable and payable. The remainder, which would also be subject to the approved plan of reorganization, is assumed to be paid subsequent to the effective date as amounts are either not due until a later date or will be determined through post-effective-date litigation. The ultimate value of such claims may change materially as Grace's Chapter 11 and other legal proceedings further define Grace's non-asbestos related obligations.

		Proforma Adjustments
W. R. Grace & Co and Subsidiaries Proforma Condensed Consolidated Balance Sheet (In millions)	September 30, 2005 As Reported	Borrowings Under New Debt Agreements and Contingencies	Sealed Air/ Fresenius Settlements	Payment of Pre-Petition Liabilities	September 30, 2005 Proforma
ASSETS
Current Assets
Cash and cash equivalents	$463.5	$800.0	$115.0	$(1,007.3)	$371.2
Other current assets	780.0	—	—	—	780.0
Total Current Assets	1,243.5	800.0	115.0	(1,007.3)	1,151.2
Non-current operating assets	971.2	—	—	—	971.2
Cash value of life insurance	83.0	—	—	—	83.0
Deferred income taxes:
Net operating loss carryforwards	69.3	—	(40.3)	126.1	155.1
Temporary differences, net of valuation allowance	598.1	26.3	(309.6)	(126.1)	188.7
Asbestos-related insurance	500.0	—	—	—	500.0
Total Assets	$3,465.1	$826.3	$(234.9)	$(1,007.3)	$3,049.2
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Total Current Liabilities	$395.8	$—	$—	$—	$395.8
Long-term debt	0.5	800.0	—	—	800.5
Other noncurrent liabilities	543.0	—	—	—	543.0
Total Liabilities Not Subject to Compromise	939.3	800.0	—	—	1,739.3
Bank debt/letters of credit/capital leases	674.7	—	—	(672.7)	2.0
Liability for asbestos-related litigation and claims	1,700.0	—	(1,021.8)	(548.2)	130.0
Liability for environmental remediation	318.9	—	—	(206.4)	112.5
Liability for postretirement health and special pensions	181.4	—	—	(10.4)	171.0
Liability for accounts payable and litigation	98.9	—	—	(78.8)	20.1
Liability for tax claims and contingencies	126.0	—	—	(56.0)	70.0
Other nonoperating liabilities, including Plan contingencies	—	150.0	—	(50.0)	100.0
Liabilities Subject to Compromise	3,099.9	150.0	(1,021.8)	(1,622.5)	605.6
Total Liabilities	4,039.2	950.0	(1,021.8)	(1,622.5)	2,344.9
Shareholder's Equity (Deficit)
Share capital	424.2	—	—	615.2	1,039.4
Retained earnings and other equity items	(998.3)	(123.7)	786.9	—	(335.1)
Total Shareholders' Equity (Deficit)	(574.1)	(123.7)	786.9	615.2	704.3
Total Liabilities and Shareholders' Equity (Deficit)	$3,465.1	$826.3	$(234.9)	$(1,007.3)	$3,049.2

W. R. Grace & Co. and Subsidiaries Proforma Consolidated Statements of Operations (In millions, except per share amounts)	Year Ended December 31, 2004			Nine Month Period Ended September 30, 2005
	As Reported	Proforma Adjustments	Proforma	As Reported	Proforma Adjustments	Proforma
Net Sales	$2,259.9	$—	$2,259.9	$1,933.1	$—	$1,933.1
Cost of goods sold, exclusive of depreciation and amortization shown separately below	1,431.5	—	1,431.5	1,258.4	—	1,258.4
Selling, general and administrative expenses, exclusive of net pension expense shown separately below	442.8	—	442.8	350.0	(26.4)	323.6
Depreciation and amortization	108.8	—	108.8	86.1	—	86.1
Research and development expenses	51.1	—	51.1	45.1	—	45.1
Net pension expense	61.9	—	61.9	54.4	—	54.4
Interest expense and related financing costs	111.1	(51.8)	59.3	41.3	1.5	42.8
Provision for environmental remediation	21.6	(21.6)	—	—	—	—
Provision for asbestos-related litigation, net of insurance	476.6	(476.6)	—	—	—	—
Other (income) expense	(68.4)	62.3	(6.1)	(34.4)	24.5	(9.9)
Total costs and expenses	2,637.0	(487.7)	2,149.3	1,800.9	(0.4)	1,800.5
Income (loss) before Chapter 11 expenses, income taxes, and minority interest	(377.1)	487.7	110.6	132.2	0.4	132.6
Chapter 11 expenses, net	(18.0)	18.0	—	(19.9)	19.9	—
Benefit from (provision for) income taxes	1.5	(37.2)	(35.7)	(26.0)	(14.0)	(40.0)
Minority interest in consolidated entities	(8.7)	—	(8.7)	(18.4)	—	(18.4)
Net income (loss)	$(402.3)	$468.5	$66.2	$67.9	$6.3	$74.2
Basic earnings (loss) per common share	$(6.11)		$0.49	$1.02		$0.54
Weighted average number of basic shares	65.8	69.4	135.2	66.8	69.4	136.2
Diluted earnings (loss) per common share	$(6.11)		$0.44	$1.01		$0.49
Weighted average number of diluted shares	65.8	83.9	149.7	67.3	83.9	151.2

Financial Condition

Asbestos-Related Litigation – See Note 3 to the Consolidated Financial Statements.

Environmental Matters – See Note 12 to the Consolidated Financial Statements.

Defined Benefit Pension Plans – Grace sponsors defined benefit pension plans for its employees in the United States, Canada, the United Kingdom, Australia, Germany, Italy, France, Spain, Denmark, Japan, Philippines, South Korea, Taiwan, South Africa, Brazil and Mexico and funds government sponsored programs in other countries where it operates. Certain of the Grace sponsored plans are advance-funded and others are pay-as-you-go. The advance-funded plans are administered by trustees who direct the management of plan assets and arrange to have obligations paid when due out of a trust. The most significant advance-funded plans cover Grace's salaried employees in the U.S. and U.K. and employees covered by collective bargaining agreements at certain of its U.S. facilities.

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

Assets available at September 30, 2005 totaled approximately $648 million down $18 million from December 31, 2004 primarily due to retiree benefit payments. It is Grace's intention to satisfy its obligations under the Pension Plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974. On June 22, 2005 Grace obtained Bankruptcy Court approval to fund minimum required payments of approximately $46 million for the period July 2005 through June 2006. In that regard, in July and October 2005, Grace contributed approximately $15 million and $9 million, respectively, to the trusts that hold assets of the Pension Plans. However, there can be no assurance that the Bankruptcy Court will continue to approve arrangements to satisfy the funding needs of the Pension Plans. Contributions to non-U.S. plans are not subject to Bankruptcy Court approval and Grace intends to fund such plans based on actuarial and trustee recommendations; $7.9 million was funded during the nine months ended September 30, 2005.

See Note 13 to the Consolidated Financial Statements for the components of net periodic benefit cost for the second quarter and year-to-date. Grace expects total pension expense for 2005 to be approximately $70 million, and benefit payments to retirees to aggregate to approximately $92 million for all pension programs in 2005. At September 30, 2005, Grace's recorded pension liability for U.S. and non-U.S. underfunded plans was $509.2 million ($434.2 million included in liabilities not subject to compromise and $75.0 million related to supplemental pension benefits, included in "liabilities subject to compromise") which includes the following components: (1) shortfall between dedicated assets and ABO of underfunded plans ($310.6 million); and (2) ABO of pay-as-you-go plans ($198.6 million).

Postretirement Benefits Other Than Pensions – Grace provides certain health care and life insurance benefits for retired employees, a large majority of which pertain to retirees of previously divested businesses. These plans are unfunded, and Grace pays the costs of benefits under these plans as they are incurred. Grace's share of benefits under this program was $3.2 million and $8.3 million during the three months and nine months ended September 30, 2005, compared with $3.7 million and $9.2 million during the three months and nine months ended September 30, 2004. Grace's recorded liability for postretirement benefits of $106.4 million at September 30, 2005 is stated at net present value discounted at 5.5% (as discussed under Defined Benefit Pension Plans). Grace's Plan provides for the continuation of these benefits.

In December 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") into law. The Act introduces a prescription drug benefit under

Medicare ("Medicare Part D") as well as a federal subsidy to companies that provide a benefit that is at least actuarially equivalent (as defined in the Act) to Medicare Part D. On January 21, 2005, the Center for Medicare and Medicaid Services released the final regulations implementing the Act. Grace has determined that the prescription drug benefit under its postretirement health care plan is actuarially equivalent to the Medicare Part D benefit. Therefore, the accumulated postretirement benefit obligation (APBO) was remeasured as of January 21, 2005 to reflect the amount associated with the federal subsidy. The APBO was reduced by approximately $14.1 million and the net periodic benefit cost for 2005 will be reduced by approximately $1.9 million ($1.5 million for the nine-month period ended September 30, 2005) due to the effect of the federal subsidy.

Liquidity and Capital Resources

Cash Resources and Available Credit Facilities – At September 30, 2005, Grace had $546.5 million in cash and cash-like assets ($463.5 million in cash and cash equivalents and $83.0 million in net cash value of life insurance). In addition, Grace had access to committed credit facilities aggregating $250.0 million under the DIP facility, of which $211.6 million (after letters of credit and holdback provisions) was available at September 30, 2005. The term of the DIP facility expires April 1, 2006. Grace believes that these funds and credit facilities will be sufficient to finance its business strategy while in Chapter 11.

Cash Flow From Core Operations – Grace's net cash flow from core operations for the nine-month period ended September 30, 2005 decreased from the prior-year period due to increased investment in working capital and an increase in capital expenditures.

Core Operations (In millions)	Nine Months Ended September 30,
	2005	2004
Cash flows:
Pre-tax operating income	$155.4	$145.5
Depreciation and amortization	86.1	80.4
Pre-tax income before depreciation and amortization	241.5	225.9
Working capital and other changes	(71.9)	(13.0)
Cash flow before investing	169.6	212.9
Capital expenditures	(50.2)	(40.0)
Businesses acquired	(2.5)	(53.0)
Net cash flow from core operations	$116.9	$119.9

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

Cash Flow From Noncore Activities – The cash flow from Grace's noncore activities can be volatile. Expenditures are generally governed by Bankruptcy Court rulings and receipts are generally nonrecurring. Much of the noncore spending in the past three years has been under Chapter 11 first-day motions that allow Grace to fund postretirement benefits and required environmental remediation on Grace-owned sites. Cash inflows have been from asbestos-related insurance recovery on pre-Chapter 11 liability payments, and unusual events. In April 2005, Grace made a $90 million payment to the U.S. Internal Revenue Service to fund taxes and interest on settled amounts as approved by the Bankruptcy Court.

Noncore Activities (In millions)	Nine Months Ended September 30,
	2005	2004
Cash flows:
Pre-tax income (loss) from noncore activities	$(2.7)	$12.6
Non-cash charges	12.2	(15.5)
Cash spending for:
Noncore contingencies:
Tax settlement	(90.0)	—
Environmental settlements	(29.7)	—
Environmental remediation	(4.7)	(6.1)
Postretirement benefits	(8.3)	(9.2)
Retained obligations and other	(0.7)	(0.9)
Net cash outflow for noncore activities	$(123.9)	$(19.1)

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

See the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements for investing and financing activities for each of the nine-month periods ended September 30, 2005 and 2004.

Debt and Other Contractual Obligations – Total debt outstanding at September 30, 2005 was $677.9 million, including $160.3 million of accrued interest on pre-petition debt. As a result of the Filing, Grace is now in default on $514.4 million of pre-petition debt which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of September 30, 2005. The automatic stay provided under the Bankruptcy Code prevents Grace's lenders from taking any action to collect the principal amounts as well as related accrued interest. However, Grace will continue to accrue and report interest on such debt during the Chapter 11 proceedings unless further developments lead management to conclude that it is probable that such interest will be compromised.

See Note 12 to the Consolidated Financial Statements for a discussion of financial assurances.

Forward-Looking Statements – This Report contains forward-looking statements that involve risks and uncertainties, as well as statements that are preceded by, followed by or include the words "believes," "plans," "intends," "targets," "will," "expects," "anticipates," or similar expressions. For such statements, Grace claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from the results predicted, and reported results should not be considered as an indication of future performance. In addition to the uncertainties referred to in this Report in "Management's Discussion and Analysis of Financial Condition and Results of Operations," factors that could cause actual results to differ materially from those contained in the forward-looking statements include the results of the civil and criminal legal proceedings in which Grace is involved, the impact of worldwide economic conditions; pricing of both Grace's products, raw materials and utilities; customer outages and customer demand; factors resulting from fluctuations in interest rates and foreign currencies; the impact of competitive products and pricing; the continued success of Grace's process improvement initiatives; the impact of tax, legislation and other regulations in the jurisdictions in which Grace operates; and developments in and the outcome of the Chapter 11 proceedings discussed in this Report and other factors set forth in Grace's most recent Annual Report on Form 10-K, quarterly reports on Form 10-Q and other reports which have been filed with the SEC. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. Grace undertakes no obligation to publicly release any revisions to the forward-looking statements contained in this Report or to update them to reflect events or circumstances occurring after the date of this Report.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Grace had no outstanding derivative financial instruments that qualify for accounting treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" at September 30, 2005. Grace has entered into foreign exchange forward contracts to manage exposure to fluctuations in foreign currency exchange rates on an intercompany loan between Grace and a subsidiary in Germany. (See Note 5 to the Consolidated Financial Statements.) For further information concerning Grace's quantitative and qualitative disclosures about market risk, refer to Note 8 in the Consolidated Financial Statements in Grace's 2004 Annual Report on Form 10-K.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2005, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no significant change in Grace's internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, Grace's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Notes 2, 3 and 12 to the interim consolidated financial statements in Part I of this Report are incorporated herein by reference.

Item 6.    EXHIBITS

Exhibits.	The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

10.1	2005-2007 Long-Term Incentive Program (incorporated by reference from Grace's Form 8-K filed with the Commission on July 21, 2005)

15	Accountants' Awareness Letter

31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

II-1

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. GRACE & CO.
(Registrant)
Date: November 4, 2005	By /s/ A. E. Festa
A. E. Festa President and Chief Executive Officer
Date: November 4, 2005	By /s/ Robert M. Tarola
Robert M. Tarola Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
15	Accountants' Awareness Letter
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002