Form 10-K
period 2005-12-31
W R GRACE & CO
filed 2006-03-13
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission file number 1-13953

W. R. GRACE & CO.

Incorporated under the Laws of the State of Delaware	I.R.S. Employer Identification No. 65-0773649

7500 Grace Drive, Columbia, Maryland 21044-4098
410/531-4000
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value Preferred Stock Purchase Rights	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No

The aggregate market value of W. R. Grace & Co. voting and non-voting common equity held by non-affiliates as of June 30, 2005 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $7.79 as reported on the New York Stock Exchange was $433,873,772.*

At February 17, 2006, 67,051,200 shares of W. R. Grace & Co. Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

* Excludes 11,219,148 shares of outstanding W. R. Grace & Co. (‘‘Grace’’) Common Stock held by directors and executive officers and stockholders, whose beneficial ownership exceeds 10% of the outstanding shares of Grace Common Stock, as of June 30, 2005. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of Grace, or that such person is controlled by or under common control with Grace.

Grace®, the Grace® logo and, except as otherwise indicated, the other trademarks in this Report are trademarks or registered trademarks of W. R. Grace & Co. — Conn. or its subsidiaries in the United States and other countries. OCR® is a registered trademark of Chevron Intellectual Property, Inc. Six Sigma® is a registered trademark of Motorola, Inc. Unless the context otherwise indicates, in this document the terms ‘‘Grace,’’ ‘‘we,’’ ‘‘us,’’ ‘‘our’’ or ‘‘the company’’ mean W. R. Grace & Co. and/or its consolidated subsidiaries and affiliates.

PART I

Item 1. BUSINESS

BUSINESS OVERVIEW

W. R. Grace and Co. is one of the world’s leading specialty chemicals and materials companies. We entered the specialty chemicals industry in 1954, when we acquired both the Dewey and Almy Chemical Company and the Davison Chemical Company. During the 1980s and 1990s, we divested a substantial number of businesses that were not consistent with our business strategy and our operations now consist of two operating segments, Grace Davison and Grace Performance Chemicals. Grace is the successor to a company that originated in 1854 and originally became a public company in 1953.

Grace, along with 61 of its United States subsidiaries and affiliates, has filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and, since 2001, has been subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware.

Grace Davison includes:

•	catalysts and chemical additives used by petroleum refiners, including fluid catalytic cracking, or FCC, catalysts, that help to ‘‘crack’’ the hydrocarbon chain in distilled crude oil to produce transportation fuels, such as gasoline and diesel fuels, and other petroleum-based products, and FCC additives used to reduce sulfur in gasoline, maximize propylene production from refinery FCC units, and reduce emissions of sulfur oxides, nitrogen oxides and carbon monoxide from refinery FCC units

•	hydroprocessing catalysts used by petroleum refiners in process reactors to upgrade heavy oils into lighter, more useful products by removing impurities such as nitrogen, sulfur and heavy metals, allowing less expensive feedstocks to be used in the petroleum refining process

•	specialty catalysts, including polyolefin catalysts and catalyst supports that are essential components in the manufacture of polyethylene and polypropylene resins, and other chemical catalysts used in a variety of industrial, environmental and consumer applications

•	silica-based and silica-alumina-based engineered materials used in:

•	industrial markets, such as coatings, plastics and rubber, precision investment casting, refractory, insulating glass windows, desiccants, and gas and liquids purification

•	consumer applications, such as food products, toothpaste, pharmaceutical and personal care products, and the processing of edible oils and beverages

•	digital media coatings for ink jet papers

•	silica-based materials and chromatography columns, instruments, consumables and accessories used in life and analytical sciences applications

Grace Davison accounted for approximately 53.3% of our 2005 sales.

Grace Performance Chemicals, or GPC, includes:

•	Construction materials and systems, including concrete admixtures and fibers used to improve the durability and working properties of concrete, additives used in cement processing to improve energy efficiency and enhance the characteristics of finished cement, waterproofing materials used in commercial and residential construction and renovation to protect buildings from water penetration, and fireproofing materials used to protect buildings from structural failure in the event of fire

•	Packaging technologies, primarily specialty sealants and coatings used in rigid food and beverage packages, including can and closure sealants used to seal and enhance the shelf life of can and bottle contents, and coatings for cans and closures that prevent metal corrosion, protect package contents from the influence of metal and ensure proper adhesion of sealing compounds

Grace Performance Chemicals accounted for approximately 46.7% of our 2005 sales.

Our principal executive offices are located at 7500 Grace Drive, Columbia, Maryland 21044, telephone (410) 531-4000. As of December 31, 2005, we had approximately 6,400 full-time employees worldwide.

Our strategy is to seek increased enterprise value by profitably growing our specialty chemicals and materials businesses in the global marketplace and achieving high levels of financial performance. To achieve these objectives, we plan to:

•	invest in research and development activities, with the goals of introducing new high-performance, technically differentiated products and services and enhancing manufacturing processes

•	expand sales and manufacturing into geographic areas that are growing, including China, India, Eastern Europe and the Middle East

•	pursue selected acquisitions and alliances that complement our current product offerings or provide opportunities for faster penetration of desirable market or geographic segments

•	continue our commitment to process and productivity improvements and cost-management (including Six Sigma® processes), such as rigorous controls on working capital and capital spending, and programs for supply chain management, which include both procurement and materials management

As part of our effort to improve our processes, increase productivity and manage costs, commencing in 1999, we have implemented Six Sigma® and other productivity improvement programs. Six Sigma® is a structured, statistics-based process designed to improve our inventory management, customer delivery, plant utilization, administrative efficiency and, ultimately, cost structure. We seek to make Six Sigma® a fundamental business process by training and engaging all of our employees.

CHAPTER 11 FILING

On April 2, 2001, Grace, along with 61 of our United States subsidiaries and affiliates, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The cases are being jointly administered under case number 01-01139. Our non-U.S. subsidiaries and certain of our U.S. subsidiaries were not included in the bankruptcy filing.

Background of Chapter 11

A bankruptcy filing under Chapter 11 of the United States Bankruptcy Code is generally a voluntary action taken by a debtor to resolve financial problems such as major liabilities. Chapter 11 gives a debtor the chance to restructure its finances so that it may continue to operate, provide its employees with jobs and pay its creditors. Chapter 11 can be used by debtors that are faced with large numbers of product liability lawsuits in multiple jurisdictions to provide a practical way to address the potential liabilities under the supervision of one court. A Chapter 11 filing generally stops all lawsuits against a debtor and prevents creditors from taking action to enforce claims or collect any monies or property that might be owed at the time of filing.

Chapter 11 permits a debtor to define and resolve its liabilities under a court-supervised process generally referred to as a reorganization. Unlike a Chapter 7, or liquidation bankruptcy, which liquidates a business, Chapter 11 reorganization permits a debtor to continue its normal business operations. Existing management may continue to manage the debtor’s operations during the reorganization as the debtor-in-possession. Under a Chapter 11 case, a debtor is able to do business with suppliers and customers in a routine manner. Certain other activities generally require specific approval of the bankruptcy court.

After a debtor files Chapter 11, one or more official committees that represent the interests of general unsecured creditors, other creditors and stockholders may be appointed. Normally these committees and their respective advisors, the fees and expenses of which are paid by the debtor, are actively involved in the process to monitor the bankruptcy and protect the interests of their respective constituencies.

The Chapter 11 process generally ends when the bankruptcy court approves a plan of reorganization for the debtor. In cases similar to ours with complex asbestos liabilities, debtors have taken several years to complete the Chapter 11 process.

Grace Chapter 11 Filing

We voluntarily entered Chapter 11 to resolve comprehensively the tens of thousands of asbestos personal injury claims against us. These claims relate to past products and processes that involved asbestos, a mineral formerly used widely for many decades in building and other commercial products. Prior to 2000, we were able to resolve asbestos-related claims through direct negotiations and litigation, paying over $2 billion in claims and legal costs over a 20-year period. The rate at which new claims were filed had stabilized and annual cash flows with respect to those claims were manageable and fairly predictable. In 2000 and the first quarter of 2001, the litigation environment changed with an unexpected 81% increase in personal injury claims, which we believe was caused by a surge in unmeritorious claims. We also became a defendant in class action lawsuits alleging damages from Zonolite Attic Insulation, or ZAI, a former attic insulation product. Trends in claims filing and settlement demands showed no sign of returning to historic levels and these unfavorable trends were exacerbated by the bankruptcy filings of several of our co-defendants in asbestos personal injury litigation. These trends greatly increased the risk that we would not be able to resolve our pending and future asbestos-related claims under the state court system. In most of the personal injury lawsuits, we are one of many defendants.

After a thorough review of these developments, our Board of Directors concluded that a federal court-supervised bankruptcy process provided the best forum available to achieve fairness in resolving these claims and, on April 2, 2001, we filed voluntary petitions for reorganization under Chapter 11.

We are currently operating as a debtor-in-possession under court protection from creditors and claimants. We believe that our bankruptcy filing will permit a comprehensive resolution of the claims against us while preserving the inherent value of our businesses. As a consequence of our bankruptcy filing, pending litigation against us is generally stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to realize its pre-petition claims except pursuant to an order of the Bankruptcy Court. Since our bankruptcy filing, the Bankruptcy Court has approved all motions necessary for us to conduct normal business activities.

Three committees representing creditors, including two representing asbestos claimants and a third representing other unsecured creditors, and a committee representing shareholders, have been appointed in the bankruptcy cases. These committees, and a legal representative of future asbestos claimants, have the right to be heard on all matters that come before the Bankruptcy Court and are playing important roles in the bankruptcy cases. We are required to bear certain costs and expenses of the committees and of the future asbestos claimants’ representative, including those of their counsel and financial advisors.

Please refer to Item 3, ‘‘Legal Proceedings’’ below and our Consolidated Financial Statements, related notes and ‘‘Managements’ Discussion and Analysis of Financial Condition and Results of Operations’’ in the Financial Supplement for a description of our proposed plan of reorganization, proforma financial effects of the proposed plan, and the status of our current Chapter 11 proceedings.

PRODUCTS AND MARKETS

Specialty Chemicals Industry Overview

Specialty chemicals and materials are high value-added products used as catalysts, intermediates, components or additives in a wide variety of products and processes. They are generally produced in relatively small volumes (compared with commodity chemicals) and must satisfy well-defined performance requirements and specifications. Specialty chemicals and materials are often critical components of end products, or catalysts for the production of materials used in end products; consequently, they are tailored to meet customer needs, which generally results in a close relationship between the specialty chemicals producer and the customer.

We focus our business on the following, which we believe are important competitive factors in the specialty chemicals industry:

• value-added products and services, at competitive prices

• customer service, including rapid response to changing customer needs

• technological leadership (resulting from investment in research and development)

• reliability of product and supply

We believe that our focus on these competitive factors enables us to deliver increased value to customers and competitive operating margins notwithstanding the increased customer service and research and development costs that this focus entails.

Grace Davison Operating Segment

Grace Davison, founded in 1832, principally applies silica, alumina, and zeolite technology in the design and manufacture of products to create significant value for our diverse customer base. Our customers include major oil refiners, plastics and chemical manufacturers, and consumer products and pharmaceutical companies. We believe that our technological expertise provides a competitive advantage, allowing us to quickly design products and materials that help our customers create value in their markets.

The following table sets forth Grace Davison sales of similar products as a percentage of Grace total revenue.

	2005		2004		2003
(In millions)	Sales	% of Grace Revenue	Sales	% of Grace Revenue	Sales	% of Grace Revenue
Catalyst Products[1]	$975.5	38.0%	$829.0	36.7%	$734.9	37.1%
Materials[2]	394.7	15.3%	363.2	16.1%	305.0	15.4%
Total Grace Davison Revenue	$1,370.2	53.3%	$1,192.2	52.8%	$1,039.9	52.5%

[1] including FCC catalysts, hydroprocessing catalysts and specialty catalysts

[2] including engineered materials and discovery sciences

The following table sets forth Grace Davison sales by region as a percentage of Grace Davison total revenue.

	2005		2004		2003
(In millions)	Sales	% of Grace Davison Revenue	Sales	% of Grace Davison Revenue	Sales	% of Grace Davison Revenue
North America	$508.9	37.1%	$453.9	38.1%	$395.2	38.0%
Europe	561.4	41.0%	498.1	41.8%	418.3	40.2%
Asia Pacific	239.1	17.5%	194.1	16.3%	177.7	17.1%
Latin America	60.8	4.4%	46.1	3.8%	48.7	4.7%
Total Grace Davison Revenue	$1,370.2	100%	$1,192.2	100%	$1,039.9	100%

FCC Catalysts and Additives

We are a global leader in developing and manufacturing fluidic catalytic cracking, or FCC, catalysts and additives that enable petroleum refiners to increase profits by improving yields and product quality. Our products also enable refiners to reduce emissions from their FCC units and reduce sulfur content in gasoline and diesel fuel. Oil refining is a highly specialized discipline, and refinery catalysts must be tailored to meet local variations in crude oil and a refinery’s product mix. We work regularly with customers to help them find the most appropriate catalyst formulations for their changing needs. Our business is affected by the extent to which our customers utilize the available capacity of their FCC units. In general, as capacity utilization increases, a refinery needs a disproportionately greater amount of catalyst.

Refinery feedstocks vary in quality from sweet to heavy crude oil. Sweet crude feedstocks are more expensive than heavy crude and have a greater proportion of high-value petroleum products and a lower proportion of resid, which is generally the lowest-value feedstock contained in crude oil. Although feedstocks with high resid content are less expensive than higher quality feedstocks, the processing of high resid feedstocks is more difficult due to their relatively high metals contamination and higher boiling points. Due to increased prices for petroleum products, refiners have increased their efforts to maximize the yield from resid feedstocks. We have designed our MIDAS®, IMPACT®, NEKTOR™, and NOMUS™ product portfolios to enable our customers to increase the efficiency and yield of resid refining.

Many U.S. petroleum refiners have entered into consent decrees with the U.S. Environmental Protection Agency under which the refiners have agreed to reduce emissions of nitrogen oxides and sulfur oxides. The European Union has also imposed requirements on refineries with respect to nitrogen oxides and sulfur oxides emissions. FCC units are generally the largest emitters of these pollutants in a refinery. Our catalysts are designed to assist refineries in meeting their obligations to reduce these pollutants. Our Super DESOX® product delivers 35-50% reduction in sulfur oxides emissions from a commercial FCC unit. Our XNOx® and DENOX® products can generally achieve a reduction in nitrogen oxides emissions comparable to that obtained from the capital-intensive alternatives available to a refinery.

Economic growth in emerging countries has increased the demand for plastics. As a result, our refinery customers have sought increased profits in the petrochemical market by increasing the yield of propylene from their FCC units. Our zeolite-based technology, including our ProPlus, Olefins Max™ and OlefinsUltra™ products, is designed to maximize the propylene output of FCC units.

In recent years, many countries, including the U.S., European Union and China have imposed or increased the regulatory limitations on the sulfur content of gasoline and diesel fuel. We have developed a portfolio of products designed to assist refiners in meeting their gasoline sulfur reduction targets including our D-PriSM® and GSR®-5 additives and our SuRCA®, SATURN® and GSR®-7 catalyst families.

Competition in the FCC catalyst and additives markets is based on technology, product performance, customer service and price. Our two principal global competitors are Engelhard Corporation and Albemarle Corporation. We have multiple regional competitors in the markets for FCC additives.

Hydroprocessing Catalysts

We sell hydroprocessing catalysts through Advanced Refining Technologies, LLC, or ART, our joint venture with Chevron Products Company. We established ART to combine our technology with that of Chevron and develop, market and sell hydroprocessing catalysts to customers in the petroleum refining industry worldwide.

As discussed above, the increase in prices for petroleum products has increased the value of refinery feedstocks that have high resid content. We are a leading supplier of hydroprocessing catalysts, including fixed-bed, on-stream catalyst replacement (OCR®) and ebullating bed products, designed for processing these feedstocks.

We also offer a full line of catalysts used in processing ultra-low sulfur content gasoline and diesel fuel, including our SmART Catalyst System™ and ApART™ catalyst system, that are customized for individual refiners. These products are designed to help refiners meet their obligations to reduce sulfur content in their products.

In response to increased demand for hydroprocessing catalysts, we are in the process of expanding capacity at our Chicago, Illinois facility. We are also considering building a new facility to further increase our capacity to manufacture these catalysts.

Competition in the hydroprocessing catalyst industry is based on technology, product performance, customer service and price. Albemarle Corp. and Criterion Catalysts and Technologies are our leading competitors in hydroprocessing catalysts. We also have multiple regional competitors.

Specialty Catalysts

We are a leading provider of catalyst systems and catalyst supports to the polyolefins industry for a variety of polyethylene and polypropylene process technologies. These types of catalysts are used for the manufacture of polyethylene and polypropylene resins used in products such as plastic film, high-performance plastic pipe and household containers. We use a combination of proprietary catalyst and support technology and technology licensed from third parties to provide unique catalyst-based solutions to industry, and to provide a broad technology portfolio for enhancing collaboration opportunities with technology leaders.

Our single-site catalyst offerings utilize our proprietary manufacturing technology and know-how to integrate our single-site metallocene catalyst components with our supports to exact customer specifications. These catalysts are used by our customers to manufacture high value plastic resins for applications such as no-taste meat and cheese packaging, soft-feel artificial fabrics, and puncture-resistant shipping sacks. Close collaboration with our customers accelerates the product development cycle for new plastic resins. We also supply our Magnapore® polymerization catalyst to produce high performance polyethylene in the slurry loop process for pipe and film applications. Polytrak™, our newest family of products for the polypropylene market, is designed to achieve improved polymer performance, particularly for impact-resistant applications such as automobile bumpers.

Our Davicat® customized products offer a wide range of chemical and physical properties based on our material science technology for supported catalysts and biotechnology applications such as nylon and artificial sweeteners. Our Raney® products are used for the synthesis of organic compounds for the fibers, pharmaceuticals, plastics, perfumes, soaps, color couplers and petroleum industries. Our specialty catalysts products also include washcoat materials used in automotive catalytic converters to lower vehicle emissions by converting engine pollutants into non-toxic compounds.

The specialty catalyst industry is technology-intensive and suppliers must provide products formulated to meet customer specifications. There are many manufacturers of polyolefin and other specialty catalysts, and most sell their products worldwide.

Engineered Materials

Our engineered materials product group provides silica and silica-alumina based functional additives and process aids, such as silica gel, colloidal silica, zeolitic adsorbents, precipitated silica and silica-aluminas for a wide variety of applications including:

•	industrial applications such as coatings, plastics and rubber, precision investment casting, refractory, insulating glass windows, desiccants, and gas and liquids purification

•	consumer applications such as food products, toothpaste, pharmaceutical and personal care products and edible oils and beverage processing

•	digital media applications such as additives and formulations for matte, semi-glossy and glossy ink receptive coatings on high performance ink jet papers, photo paper, and commercial wide-format print media

Our engineered materials products provide valuable additional attributes to the products of our customers, including matte surface appearance, anti-scratch resistance, improved shelf-life stability and higher purity (by removing contaminants and impurities). Our products are integrated into our customers’ manufacturing processes and, when combined with our technical support, can increase the efficiency of such processes. By working closely with our customers, we help them to react quickly to the changing needs of their customers. Changing end-customer needs have included higher-resolution ink jet prints, improved scratch resistance of floor and furniture coatings, less abrasive toothpastes and technologies that are friendly to the environment such as water-borne coatings, green tires, bio-fuel processing and non-toxic anticorrosive pigments.

We market our engineered materials under the SYLOID®, SYLOJET®, TriSyl®, DARACLAR®, PERKASIL®, LUDOX®, PHONOSORB®, and SYLOBEAD® and other trademarks.

We have a global position in engineered materials, with greater than 50% of our engineered materials sales outside of the U.S. Our major competitors are INEOS, Degussa Corporation and UOP LLC who sell their products on a worldwide basis.

Discovery Sciences

Our discovery sciences product group includes a wide range of chromatography tools that enable scientists to separate mixtures of molecules into their various constituents. Chromatography is commonly used in a wide range of applications, including drug discovery and purification for the pharmaceutical and biotechnology industries, environmental analysis, forensics, petrochemical analysis, food, cosmetics and vitamins.

Our chromatography products include:

•	Vydac®, Alltech®, Jones Chromatography™, Flexit™, Grom™ and MODcol® liquid and gas chromatography columns, detectors and other chromatography instruments including pumps, gas generators, auto samplers, flow meters, and gas chromatography instruments

•	Davisil®, and Vydac® silica used by drug companies for process scale chromatography

•	a wide range of chromatography consumables and accessories including solid phase extraction (SPE) cartridges, vials, syringes, standards, and thin layer chromatography (TLC) plates

We believe that our discovery sciences product group can benefit from growth opportunities in drug discovery, development and manufacturing processes.

Our product range includes chromatography consumables, analytical columns packed with our silica, and bulk silica that customers can pack in their own production columns. We have the ability to modify the base silica and surface chemistry for analytical, preparative and process scale customers allowing us to enhance our products for unique applications.

Our discovery sciences products compete on the basis of product quality, distinct technology and customer support. The market for these products is highly fragmented with a large number of companies that sell their products on a global and regional basis, although a number of companies, such as Waters Corporation and Agilent Technologies, have a substantial global position and a relatively large installed customer base. We have developed this product group over the past five years primarily through acquisitions of companies with substantial experience in this industry.

Manufacturing

Our Grace Davison products are manufactured by a network of globally-coordinated plants that are positioned to service our customers regionally. Our integrated planning organization is responsible for the effective utilization of our manufacturing capabilities. Our discovery sciences product group also maintains specific ‘‘centers of excellence’’ for some product manufacturing.

Marketing/Sales

Our Grace Davison operating segment uses a global organization of technical professionals with extensive refining process, catalyst development, and catalyst application experience to market our refining technologies and ART product groups. These professionals work to tailor our technology to the needs of each specific customer. We generally negotiate prices for our FCC catalysts and ART hydroprocessing catalysts because our formulations are specific to the needs of each customer and each customer receives special attention and technical service. Due to the current demand for hydroprocessing catalysts, we generally sell ART products through long-term supply agreements with our geographically diverse customer base. These contracts usually have built-in price increase mechanisms.

We use a global sales force for our specialty catalysts product group that seeks to maintain close working relationships with our customers. These relationships enable us to cooperate with major polyolefin resin producers to develop catalyst technologies that complement their process developments. We have geographically distributed our sales and technical service professionals to make them responsive to the needs of our geographically diverse customers. We typically negotiate prices on an annual basis; however, we also operate under long-term contracts with built-in price increase mechanisms.

We use a combination of agents, distributors, and direct sales professionals for our engineered materials and discovery sciences product groups. These professionals are organized on a regional basis to meet the needs of the large and fragmented customer bases of these product groups.

Our marketing and research and development functions are organized at the operating segment level and operate globally. We also offer web-based support, including technical service, literature access, customer feedback tools, and process design formulas to assist our customers in determining their needs for our products. We also offer online ordering and order fulfillment for our discovery sciences products.

Raw Materials

The principal raw materials for Grace Davison products include caustic, alumina, rare earths, nickel, aluminum, cobalt carbonate, kaolin, molybdenum, sodium aluminate, and sodium silicate. Multiple suppliers are available for each of these materials. In some instances, we produce our own raw materials and intermediates. As in many chemical businesses, we consume significant quantities of natural gas in the production of Grace Davison products. World events and other economic factors have caused volatility in the price of natural gas. Increases in the cost of natural gas can negatively impact our operating margins.

Seasonality does not have a significant overall effect on our Grace Davison operating segment. However, sales of FCC catalysts tend to be lower in the first quarter prior to the shift in production by refineries from home heating oil for the winter season to gasoline production for the summer season.

Grace Performance Chemicals Operating Segment

Our GPC products include specialty construction chemicals and materials and Darex packaging technologies. We entered these businesses in 1954, with our acquisition of the Dewey and Almy Chemical Company.

The following table sets forth GPC sales of similar products as a percentage of Grace total revenue.

	2005		2004		2003
(In millions)	Sales	% of Grace Revenue	Sales	% of Grace Revenue	Sales	% of Grace Revenue
Construction Products	$906.4	35.30%	$788.6	34.9%	$679.1	34.3%
Darex Packaging Technologies	292.9	11.4%	279.1	12.3%	261.5	13.2%
Total GPC Revenue	$1,199.3	46.7%	$1,067.7	47.2%	$940.6	47.5%

The following table sets forth GPC sales by region as a percentage of GPC total revenue.

	2005		2004		2003
(In millions)	Sales	% of GPC Revenue	Sales	% of GPC Revenue	Sales	% of GPC Revenue
North America	$578.2	48.2%	$525.1	49.2%	$488.0	51.9%
Europe	374.7	31.2%	317.6	29.7%	258.6	27.5%
Asia Pacific	164.1	13.7%	155.1	14.5%	135.0	14.4%
Latin America	82.3	6.9%	69.9	6.6%	59.0	6.2%
Total GPC Revenue	$1,199.3	100%	$1,067.7	100%	$940.6	100%

Specialty Construction Products

We are a supplier to the nonresidential (commercial and infrastructure) construction industry, and to a lesser extent, the residential construction and repair and restoration industries. The following table shows our principal specialty construction products:

Products	Uses	Customers	Key Brands
Concrete admixtures	Concrete admixtures and polymeric fibers are used to reduce the production and in-place costs of concrete, and improve the life cycle cost of the structure.	Ready-mix and precast concrete producers	ADVA®, STRUX®, PolarSet®, Eclipse®
Additives for cement processing	Cement additives added to the grinding stage of the cement manufacturing process improve the energy efficiency of the plant and enhance the performance of the finished cement. Chromium reducing additives help meet environmental regulations.	Cement manufacturers	CBA®, Synchro®, HEA2®, TDA®
Products for architectural concrete	Products for architectural concrete include surface retarders, coatings, pigments and release agents used by concrete producers and contractors to enhance the surface appearance and aesthetics of concrete.	Precast concrete producers and architects	Pieri®
Admixtures for masonry concrete	Products for masonry concrete are used by block and paver producers for process efficiency and to improve the appearance, durability and water resistance of finished concrete masonry units (CMUs).	Masonry block manufacturers	Dry-Block®, Optec®, Quantec®
Specialty vermiculite products	Specialty vermiculite products are used in a wide range of applications making use of vermiculite's insulating properties and its ability to absorb nutrients, primarily in the horticultural, construction, and automotive industries.	Manufacturers of a variety of products, including potting soils, animal feeds, brakes, clutches and fire-rated products	MicroLite®, VerxiteTM, FRSV®

Products	Uses	Customers	Key Brands
Structural waterproofing and air barrier systems	Structural waterproofing and air barrier systems prevent water and/or air infiltration in commercial structures. Products include self-adhered sheet and liquid membranes, joint sealing materials, drainage composites and waterstops.	Architects and structural engineers; specialty waterproofing and general contractors; specialty waterproofing distributors	Bituthene®, Procor®, Preprufe®, Perm-A-Barrier®, Adprufe®
Residential building materials	Specialty roofing membranes and flexible flashings for windows, doors, decks and detail areas. Products include fully-adhered roofing underlayments, synthetic underlayments and self-adhered flashing.	Roofing contractors, home builders and remodelers; specialty roofing distributors, lumberyards and home centers; homeowners; architects and specifiers	Grace Ice & Water Shield®, Grace Tri-Flex 30®, Grace Vycor®
Fire protection and firestop products	Fire protection products are spray-applied to the structural steel frame, encasing and insulating the steel and protecting the building from structural failure. Firestop products and systems compartmentalize and contain fire and smoke within a building.	Local contractors and specialty subcontractors and applicators; building materials distributors; industrial manufacturers; architects and structural engineers	Monokote®, FlameSafe®

For some customer groups, such as producers and contractors, operational efficiency and total applied cost are key factors in making purchasing decisions, while for others, such as architects and engineers, product performance and design versatility are more important.

In view of this diversity of customers and customer concerns, and because construction chemicals and building materials require intensive sales and customer service efforts, we maintain a direct sales and technical support team for construction chemicals and building materials, with sales personnel based in more than 25 countries worldwide. This sales and support team sells products under global contracts, under U.S. or regional contracts, and on a job-by-job basis. We use distributors in some overseas markets and for most of our waterproofing products. We compete globally with several large construction materials suppliers and regionally and locally with numerous smaller competitors. In recent years, the cement and concrete industry has experienced some consolidation, thereby increasing the importance of servicing global customers. Our spray-on fire protection products recently have been adversely affected by the adoption in the U.S. of new international building codes, which require less fire protection material for structural steel used in commercial buildings.

Competition for our specialty construction products product group is based largely on product performance, technical support and service, brand and reputation, product adaptability, consistent quality and price.

We seek to improve our products, adapt them for new applications and add new products through our internal growth process, which focuses on close relationships with our customers and market-driven research and development. Our strategy is also to extend our product portfolio and geographic reach through acquisitions.

In addition to new product introductions, product enhancements and acquisitions, we look for growth opportunities in developing countries where increasing construction activity, improvement in building codes, and sophistication of construction practices can accelerate demand for our construction products.

The key raw materials used in our specialty construction products are obtained from a variety of suppliers, including commodity chemical producers, petroleum companies and paper manufacturers. The majority of our raw materials are olefins and organic chemicals; we also make significant purchases of inorganic materials such as gypsum, as well as specialty materials including specialty films, papers, membranes and fibers. In most instances, these materials are available from multiple sources. World events and other economic factors have driven significant increases in key raw materials in 2005.

The construction business is cyclical in response to economic conditions and construction demand. The construction business is also seasonal and dependent on favorable weather conditions, with a decrease in construction activity during the winter months. We seek to increase profitability and minimize the impact of cyclical downturns in regional economies by introducing technically advanced high-performance products and expanding geographically. Although in recent years these strategies have been successful in minimizing the impact of cyclicality on our specialty construction products product group, a significant downturn in North American commercial construction activity adversely affected results of operations in 2002 and the first half of 2003. Operating results improved in 2004 and 2005 as the decline in North American commercial construction activity leveled off and reversed course.

Darex Packaging Technologies

Our Darex packaging products and technologies include:

•	can sealants for rigid containers, which are principally sold to container manufacturers and ensure a hermetic seal between the lid and the body of beverage, food, aerosol and other cans

•	sealants for metal and plastic bottle closures which are principally sold to container manufacturers and are used to seal pry-off and twist-off metal crowns, as well as roll-on pilfer-proof and plastic closures for glass and plastic bottles and jars used in beverage and food applications

•	coatings for metal packaging which are principally sold to container manufacturers and are used in the manufacture of cans and closures to protect the metal against corrosion, protect the contents against the influences of metal, ensure proper adhesion of sealing compounds to metal surfaces, and provide base coats for inks and for decorative purposes

We seek to grow by developing new products to meet packager and brand owner needs and by focusing on specialty high-growth markets, such as plastic packaging, and growth geographies. Sales growth of can sealants has been impacted by the long-term shift from metal to plastic packaging. We will continue to focus on improving the profitability and cash flows of this product group through worldwide productivity and strategic sourcing initiatives.

During 2005, we sold our specialty polymers product line, which primarily manufactured specialty barrier coatings for flexible food packaging and contributed less than 2% of GPC’s 2005 sales.

We believe that purchasing decisions in the rigid packaging segments we serve are generally based on product performance and reliability, as well as additional value added features to address the needs of brand owners. We have a direct selling force for our Darex products that is focused on consultative sales and technical support and distributes most of our Darex products directly to a large number of packaging producers worldwide.

Although raw materials used in our packaging technologies products, including resins, rubber and latices, are generally available from multiple sources, some raw materials are purchased from single source suppliers. We seek to mitigate the risk of using single source suppliers by identifying and qualifying alternative suppliers or, for unique materials, by using alternative formulations from other suppliers or by passing through price increases to customers. Some raw materials are also subject to pricing pressures from time to time, particularly petroleum-based specialty and commodity materials such as resins and solvents. We are focused on managing raw material costs and sourcing opportunities to alleviate some of these pressures. Since we manufacture a substantial portion of our packaging technologies products in developing countries using raw materials from suppliers in the U.S., Europe and other developed economies, currency revaluations versus the U.S. dollar and Euro in developing countries may adversely affect our raw material costs and the prices we may charge for our products.

Our packaging technologies product group is affected by seasonal and weather-related factors such as the consumption of beverages and the size and quality of food crops. These impacts are softened by the global nature of this product group.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

Financial information about industry segments and geographic areas for 2005, 2004 and 2003 is contained in Note 19 to the Consolidated Financial Statements in the Financial Supplement to this Report. Risks attendant to our foreign operations are discussed below in ‘‘Risk Factors.’’

INTELLECTUAL PROPERTY; RESEARCH ACTIVITIES

As competition in our industry is often based on technological superiority and innovation, our ability to maintain our margins and effectively compete with other suppliers depends on our ability to introduce new products based on innovative technology and obtain patent or other intellectual property protection. Our research and development programs emphasize development of new products and processes, improvement of existing products and processes and application of existing products and processes to new industries and uses. We conduct research in all regions, with North America and Europe accounting for the most activity.

Numerous patents and patent applications protect our products, processes and manufacturing equipment. We also benefit from trade secrets, including know-how and other proprietary information relating to many of our products and processing technologies. There can be no assurance, however, that our patents, patent applications and precautions to protect trade secrets and know-how will provide sufficient protection for our intellectual property. In addition, other companies may independently develop systems or processes that circumvent our patents or acquire patent rights applicable to our business.

Research and development expenses relating to continuing operations amounted to $59 million in 2005, $51 million in 2004 and $52 million in 2003. These amounts include expenses incurred in funding external research projects. The amount of research and development expenses relating to government- and customer-sponsored projects (rather than projects that we sponsor) was not material during these periods.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

We are subject, along with other manufacturers of specialty chemicals, to stringent regulations under numerous U.S. federal, state and local and foreign environmental, health and safety laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. Environmental laws require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. We are involved in remediation actions to address hazardous wastes or other materials as required by foreign, federal and state laws. During the Chapter 11 proceeding, we generally are not participating in the funding of investigation and remediation at sites that we do not own. Our ultimate liability with respect to many of these sites will be determined as part of the Chapter 11 proceeding.

We have expended substantial funds to comply with environmental laws and regulations and expect to continue to do so in the future. The following table sets forth our expenditures in the past three years, and our estimated expenditures in 2006 and 2007, for (i) the operation and maintenance of manufacturing facilities and the disposal of wastes; (ii) capital expenditures for environmental control facilities; and (iii) site remediation:

Year	Operation of Facilities and Waste Disposal (in $ millions)	Capital Expenditures (in $ millions)	Site Remediation (in $ millions)
2003	$46	$ 8	$ 7
2004	$47	$ 7	$ 9
2005	$51	$ 9	$28
2006	$53	$15	$15*
2007	$55	$15	$11*

*	For 2006 and 2007, amounts are current estimates based on the assumption that we do not emerge from Chapter 11 and incur costs associated with sites that we do not own during the specified periods.

See Part I, Item 3 of this 10-K for additional information about our environmental remediation activities.

We continuously seek to improve our environmental, health and safety performance. To the extent applicable, we extend the basic elements of the American Chemistry Council’s Responsible Care® program to all our locations worldwide, embracing specific performance objectives in the key areas of management systems, product stewardship, employee health and safety, community awareness and emergency response, distribution, process safety and pollution prevention. In addition, we have implemented key elements of the new Responsible Care® Security Code for our operations and systems. We have completed a review of our existing security (including cyber-security) vulnerability and have taken actions to enhance our security systems and protect our assets.

EMPLOYEE RELATIONS

As of December 31, 2005, we employed approximately 6,400 persons, of whom approximately 3,200 were employed in the United States. Of our total employees, approximately 3,100 work in Grace Davison facilities, approximately 2,500 work in

Grace Performance Chemicals facilities, and approximately 800 are dedicated to corporate activities and/or are shared through globally managed professional groups such as financial and legal services, human resources, information technology, supply chain and environmental health and safety.

Approximately 900 of our manufacturing employees in the United States are represented for collective bargaining purposes by a total of approximately 10 different local collective bargaining groups. We have operated without a labor work stoppage for more than 10 years.

We have works councils representing the majority of our European sites serving approximately 1,600 employees.

AVAILABILITY OF REPORTS AND OTHER DOCUMENTS

We maintain an Internet website at www.grace.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. These reports may be accessed through our website's investor information page.

In addition, the charters for the Audit, Compensation, Nominating and Governance, and Corporate Responsibility Committees of our Board of Directors, our corporate governance guidelines and code of ethics are available, free of charge, on our website at www.grace.com/corporategovernance. Printed copies of the charters, governance guidelines and code of ethics may be obtained free of charge by contacting Grace Shareholder Services at 410-531-4167.

The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.

On May 19, 2005, our Chief Executive Officer submitted a certification to the New York Stock Exchange that, as of such date, he was not aware of any violation by Grace of the New York Stock Exchange corporate governance listing standards. Our Chief Executive Officer and Chief Financial Officer have submitted certifications to the SEC pursuant to the Sarbanes Oxley Act of 2002 as exhibits to this Report.

EXECUTIVE OFFICERS

See Part III, Item 10 of this Report for information about our Executive Officers.

Item 1A. RISK FACTORS

This document contains, and our other public communications may contain, projections or other ‘‘forward-looking’’ information, that is, information related to future, not past, events. Such information generally includes the words ‘‘believes,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘targets,’’ ‘‘will,’’ ‘‘expects,’’ ‘‘anticipates,’’ or similar expressions. Forward-looking information includes all statements regarding our Chapter 11 proceeding (including the pro forma financial statements included in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’), expected financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital and other expenditures, competitive positions, growth opportunities for existing products, benefits from new technology and cost reduction initiatives, plans and objectives of management, and markets for securities. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking information to prove incorrect. Further, our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking information, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to the projections and forward-looking information contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

In addition to general economic, business and market conditions, we are subject to other risks and uncertainties, including, without limitation, the following:

COMPANY RISKS

The outcome of our Chapter 11 cases could result in the substantial dilution or cancellation of Grace’s currently outstanding common stock.

The outcome of our Chapter 11 cases depends primarily upon the resolution of our asbestos-related and other contingent liabilities. The Bankruptcy Court has agreed to a process for estimating our asbestos-related liabilities, which estimate would form the basis for a plan of reorganization that would provide for the funding of a trust to which all pending and future asbestos-related claims would be channeled. If the allowed amount of asbestos-related liabilities, as determined through estimation or otherwise, and other liabilities exceeds assets available for funding, then we likely would issue additional shares of Grace common stock to satisfy such liabilities. The number of shares to be issued could substantially dilute the interests of current shareholders or result in a recapitalization of Grace that would cancel the shares of current shareholders and issue new shares to asbestos and other creditors. Because of this risk of substantial dilution or cancellation, the value of Grace common stock is highly speculative and any investment in Grace common stock poses a high degree of risk.

If our proposed plan of reorganization is not confirmed, the ownership interests of holders of currently outstanding Grace common stock may become further diluted or worthless.

Our proposed plan of reorganization provides that Grace common stock would remain outstanding at the effective date of the plan, but the interests of current holders of Grace common stock would be subject to substantial dilution by additional Grace securities that may be issued under the plan. The pro forma financial information included under the caption ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Proforma Financial Information’’ in the Financial Supplement reflects the accounting effects of the plan as if it had become effective on December 31, 2005, and as if it had been in effect for the year ended December 31, 2005 and, unless the plan is confirmed, may not provide useful information about our financial condition or results of operations.

The plan is subject to the fulfillment of numerous conditions, including a determination by the Bankruptcy Court that the maximum amount that we and other parties would be required to contribute to the trust for the benefit of asbestos claimants does not exceed $1,613 million, and that assets from settlement agreements with Sealed Air Corporation and Fresenius Medical Care will be available to fund our liabilities. The asbestos creditors have asserted that the plan is unconfirmable and have asked the Bankruptcy Court for authority to file one or more alternative plans. If the conditions precedent in our proposed plan are not fulfilled and the Bankruptcy Court confirms another plan, the other plan may provide for greater dilution of, or cancellation of, the interests of current holders of Grace common stock. In addition, if legislation under consideration by the U.S. Senate, providing for the resolution of asbestos personal injury claims through a government-administered trust to be funded by companies and insurers (including Grace) is passed into law, then a plan that contemplates the resolution of asbestos personal injury claims through this legislation could result in greater dilution of the interests of current holders of Grace common stock than Grace’s proposed plan, because of the possible reduction or loss of the availability of assets to be contributed by Sealed Air and Fresenius, and the loss of asbestos-related insurance recoveries. Because of these possibilities, the value of Grace common stock is highly speculative and any investment in Grace common stock poses a high degree of risk.

The bankruptcy process may disrupt our business.

We have attempted to minimize the adverse effect of our Chapter 11 reorganization on our relationships with our employees, suppliers, customers and other parties. Nonetheless, as our reorganization becomes more protracted, our relationships with our customers, suppliers and employees may be adversely impacted and our operations could be materially and adversely affected. In addition, the continuation of our reorganization could negatively affect our ability to attract new employees and retain existing high performing employees.

Chapter 11 limits the flexibility of our management team in running our business.

While we operate our businesses as debtor-in-possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court prior to engaging in activities or transactions outside the ordinary course of business. For example, our strategic plan includes the acquisition of businesses in the specialty chemicals industry. Such acquisitions generally require Bankruptcy Court approval. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with the various creditors’ committees and other parties in interest and one or more hearings. The various creditors’ committees and other parties in interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process delays major decisions and limits our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to Grace.

We may not be able to collect all asbestos-related insurance payments that may be due to us.

We have insurance coverage for a substantial portion of the asbestos-related claims against us. We estimate that, assuming an ultimate payout of asbestos-related claims equal to the $1,700 million of asbestos-related liabilities recorded on our balance sheet, we should be entitled to approximately $500 million, on a net present value basis, of insurance recovery. Accordingly, our December 31, 2005 balance sheet includes a long-term asset for estimated asbestos-related insurance of $500 million. Although this amount pertains only to insurance carriers with which we have asbestos settlement agreements, and/or which are currently solvent, we cannot be sure that all these amounts will be collected. The timing and amount of future payments from our insurers depends on their continued solvency and the resolution of disputes regarding coverage under the insurance policies. Because of the significance of our future asbestos-related payments, the receipt of timely and complete payments from our insurers will be important to the success of our reorganization.

Grace is currently under criminal indictment in connection with our former vermiculite mining and processing activities in Libby, Montana.

Along with seven current or former senior level employees, Grace has been indicted in connection with our former vermiculite mining and processing activities in Libby, Montana. The indictment accuses Grace and the co-defendants of conspiracy to violate environmental laws and obstruct federal agency proceedings, violations of the federal Clean Air Act, and obstruction of justice. Trial is scheduled for September 2006. According to the U.S. Department of Justice, Grace could be subject to fines in an amount equal to twice the after-tax profit earned from our Libby operations or twice the alleged loss suffered by Libby victims, plus additional amounts for restitution to victims. The indictment alleges that our after-tax profits were $140 million. Grace has categorically denied any criminal wrongdoing and intends to vigorously defend itself at trial. We are unable to assess whether the indictment or any conviction will have a material adverse effect on our results of operations or financial condition or affect our bankruptcy proceedings. However, we expect legal fees for Grace’s defense and that of our current and former employees could range from $7 million to $10 million per quarter through the trial date.

We are subject to environmental clean-up fines, penalties and damage claims that have been and continue to be costly.

Grace is subject to lawsuits and regulatory actions, in connection with current and former operations, for breaches of environmental laws that seek clean-up or other remedies. For example, Grace has been found liable in federal court for $54.5 million (plus interest) in costs expended through December 2001 and for all appropriate future clean-up costs with respect to our former vermiculite mining and processing activities in Libby, Montana. The State of New Jersey is seeking civil penalties for alleged misrepresentations and false statements made in an official filing in connection with the closing of a former plant in New Jersey and we are aware that the State of New Jersey and U.S. Department of Justice each are conducting criminal investigations related to our former operations of that plant which included vermiculite processing and other activities. Grace is also subject to other lawsuits and investigations by public and private parties under various environmental laws in connection with our current and former operations in various states, including with respect to off-site disposal at facilities where Grace has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, commonly referred to as CERCLA.

We have established accounting accruals for all environmental matters for which sufficient information is available. As we receive new information and continue our claims evaluation process, our estimated liability may change materially. We do not have sufficient information to accrue for all of Grace’s environmental risks and we cannot be sure that our actual costs will be equal to or less than our current estimates and accruals. Furthermore, it is reasonably possible that costs associated with those environmental matters for which we have established accruals may exceed our current accruals by material amounts. Specifically, our estimate of expected costs in connection with the EPA activities with respect to our former vermiculite mining and processing activities is based on public comments regarding the EPA's spending plans, discussions of spending forecasts with EPA representatives, analysis of other information made available from the EPA, and evaluation of probable remediation costs at processing sites. As the EPA's spending on these matters increases, which we cannot anticipate with certainty, our potential liability for remediation will increase. Some or all of our liability in connection with alleged violations of environmental laws may not be discharged upon confirmation of our proposed plan of reorganization.

Our capital resources are limited and we have limited access to additional financing.

In addition to the cash requirements necessary to fund our ongoing operations, we currently are incurring, and anticipate that we will continue to incur significant, professional fees and other restructuring costs in connection with the Chapter 11 proceedings. We are currently funding our operations with cash flow from operations and a debtor-in-possession loan facility, which expires on April 1, 2006, in the aggregate amount of $250 million and with a borrowing availability as of December 31, 2005 of $211.3 million. We currently intend to request a two-year extension of this DIP facility. Based on our current and anticipated level of operations, we believe that our cash flow from operations and financing available under the DIP facility are adequate to meet our current and anticipated cash requirements during the Chapter 11 proceedings. If such amounts are not sufficient to fund operations until a plan of reorganization is confirmed by the Bankruptcy Court, we may be required to reduce planned capital expenditures or seek additional financing. Further, our proposed plan of reorganization requires, and any plan of reorganization that is ultimately confirmed is likely to require, Grace to borrow funds for the payment of certain claims in cash. We can provide no assurance that additional financing for current operations or for payment of claims under a plan of reorganization will be available or, if available, offered on acceptable terms. As a result of the uncertainty surrounding our current circumstances, we cannot determine our long-term liquidity requirements or the adequacy of our capital resources until a plan of reorganization is confirmed by the Bankruptcy Court.

We may be subject to claims of infringement of the intellectual property rights of others, which could hurt our business.

From time to time, we face infringement claims from our competitors or others alleging that our processes or products infringe on their proprietary technologies. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of the claims, could cause us to incur significant costs in responding to, defending and resolving the claims, and may divert the efforts and attention of our management and technical personnel from our business. If we are found to be infringing on the proprietary technology of others, we may be liable for damages and we may be required to change our processes, redesign our products, pay others to use the technology or stop using the technology or producing the infringing product. Even if we ultimately prevail, the existence of the lawsuit could prompt our customers to switch to products that are not the subject of infringement suits.

We have unfunded and underfunded pension plan liabilities of $533.9 million which will likely require Grace to use current and future operating cash flow to fund the shortfall. We have no assurance that Grace will generate sufficient cash flow to satisfy these obligations.

We maintain U.S. and non-U.S. defined benefit pension plans covering employees who meet age and service requirements. Our net pension liability and cost is materially affected by the discount rate used to measure pension obligations, the longevity and actuarial profile of our workforce, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change in the expected rate of return on plan assets. A change in the discount rate would result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost in the following years. At the December 31, 2005 measurement date for our defined benefit pension plans, the accumulated benefit obligation, or ABO, was approximately $1,386 million, as measured under U.S. generally accepted accounting principles, and our recorded pension liability for underfunded plans was $533.9 million. This amount reflects the shortfall between dedicated assets and the ABO of underfunded plans of $321.4 million and the ABO of our pay-as-you-go plans of $212.5 million. The ABO was calculated using a weighted average discount rate of 5.5% per annum for the U.S. plans and 4.66% per annum for the non-U.S. plans, $321.4 million of which pertains to U.S. qualified plans that are required to be funded by law. If our U.S. qualified plans were terminated under the distress termination provisions of the Employee Retirement Income Security Act of 1974, as amended, or ERISA, the Pension Benefit Guaranty Corporation, or PBGC, would have claims against our assets for the amount necessary to satisfy the plans' unfunded benefit liabilities under the PBGC's actuarial assumptions, which amount may be greater than $321.4 million as of December 31, 2005.

Our ability to use net operating loss carryovers to reduce future tax payments may be limited if there is a change in ownership of Grace or if Grace does not generate sufficient US taxable income.

As of December 31, 2005, we had $112.7 million of net operating loss carryovers, or NOLs, available to reduce U.S. federal taxable income in future years. Our ability to utilize our NOLs may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, if we undergo an ownership change as a result of subsequent changes in the ownership of outstanding Grace common stock. We would undergo an ownership change if, among other things, the stockholders, or group of stockholders, who own or have owned, directly or indirectly, 5% or more of the value of Grace common stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of Grace common stock by more than 50% over the lowest percentage of Grace common stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, Section 382 may impose very strict limitations on NOL usage. In order to preserve the NOLs, the Bankruptcy Court has approved restrictions on the purchase of Grace common stock. The restrictions prohibit (without our consent), until the effective date of a plan of reorganization, a person or entity from acquiring more than 4.75% of the outstanding Grace common stock or, for those persons already holding more than 4.75%, prohibit them from increasing their holdings. In addition, our ability to utilize NOLs is dependant on our ability to generate sufficient future taxable income in the U.S. Currently, we have placed a valuation allowance of $48 million on all of our U.S. net deferred tax assets representing future tax deductions and NOL carryforwards, which reflects the view that it is more likely than not that such tax assets will not be realized.

While Grace is in bankruptcy, we are not permitted to pay dividends on Grace common stock.

We are not permitted to pay dividends on Grace common stock while we are in bankruptcy. Following emergence from bankruptcy, we may be subject to covenants in connection with our financing arrangements that limit or prevent us from paying dividends for the foreseeable future. Furthermore, it is likely that following our emergence from bankruptcy, our board of directors will decide to reinvest our operating cash flow in our business rather than paying dividends. Accordingly, for the foreseeable future, investors in Grace common stock, in all likelihood, will obtain an economic benefit from their shares only by selling them.

INDUSTRY RISKS

Prices for raw materials and energy are volatile; we may not be able to pass through increases in costs and expenses for raw materials and energy which may hurt our profitability.

We use significant amounts of natural gas in the manufacture of our Grace Davison products. We also use significant amounts of petroleum-based materials in our GPC products, including specialty and commodity materials such as resins and solvents. We purchase natural gas and petroleum-based products from third-parties. Prices of natural gas and petroleum products have increased dramatically in 2004 and 2005. To the extent this trend continues and we are unable to pass through these price increases to our customers, our operating profit and results of operations may decline.

A substantial portion of our raw materials are commodities whose prices fluctuate as market supply/demand fundamentals change. We attempt to manage exposures to price volatility of major commodities through:

•	long-term supply contracts

•	forward buying programs that layer in our expected requirements systematically over time

•	limited use of contracts and financial instruments

Although we regularly assess our exposure to raw materials price volatility, we can not always predict the prospects of volatility and we can not always cover the risk in a cost effective manner.

We have a policy of maintaining, when available, multiple sources of supply for raw materials. However, some of our raw materials are provided by single sources of supply. We may not be able to obtain sufficient raw materials due to unforeseen developments that would cause an interruption in supply. Even if we have multiple sources of supply for raw materials, these sources may not make up for the loss of a major supplier.

We spend large amounts of money for environmental compliance in connection with our current and former operations.

As a manufacturer of specialty chemicals and materials, we are subject to stringent regulations under numerous U.S. federal, state, local and foreign environmental, health and safety laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. We have expended substantial funds to comply with such laws and regulations. Legislative, regulatory and economic uncertainties make it difficult for us to project future spending for these purposes, and if there is an acceleration in new regulatory requirements, we may be required to expend substantial additional funds to remain in compliance.

The international scope of our operations subjects us to the risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations.

We conduct a substantial portion of our business outside of the United States, with 63% of our 2005 sales to non-US customers. We currently have many production facilities, research and development facilities and administrative and sales offices located outside North America, including facilities and offices located in Europe, Latin America and Asia. We expect sales from international markets to continue to represent a significant portion of our revenue. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

•	agreements may be more difficult to enforce and receivables more difficult to collect

•	foreign countries may impose additional withholding taxes or adopt other restrictions on foreign trade or investment, including currency exchange controls

•	we may have difficulty transferring our profits or capital from foreign operations to the United States or other countries where such funds could be more profitably deployed

•	foreign governments may nationalize private enterprises

•	unexpected adverse changes in export duties, quotas and tariffs and difficulties in obtaining export licenses

•	intellectual property rights may be more difficult to enforce

•	our business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country specific or global level from terrorist activities and the response to such activities

•	we may be affected by unexpected adverse changes in foreign laws or regulatory requirements

In addition, certain of our operations are in high-risk regions of the world such as the Middle East, portions of Asia and Latin America. Unanticipated events, such as geopolitical changes, could adversely affect these operations. Our success as a global business will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we do business.

We are exposed to currency exchange rate fluctuations that could impact our profitability.

We are exposed to currency exchange rate risk through our non-U.S. operations. As we conduct a significant portion of our operations outside the United States, fluctuations in currencies of other countries, especially the Euro, may materially affect our operating results. For example, changes in currency exchange rates may affect the relative prices at which our competitors and we sell products in the same market and the cost of materials used in our operations. A substantial portion of our net sales and assets are denominated in currencies other than the U.S. dollar. During times of a strengthening U.S. dollar, at a constant level of business, our reported international sales, earnings, assets and liabilities will be reduced because the foreign currency will translate into fewer U.S. dollars. We estimate that the translation effects of changes in the value of other currencies against the U.S. dollar increased net sales by approximately 0.9% for the year ended December 31, 2005 and increased total assets by approximately 4.7% for the year ended December 31, 2005.

In addition to currency translation risks, we incur a currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a currency different from the operating subsidiary's functional currency. Given the volatility of exchange rates, we may not be able to manage our currency transaction and/or translation risks effectively, or volatility in currency exchange rates may expose our financial condition or results of operations to a significant additional risk.

The length and depth of product and industry business cycles in our markets, particularly in the construction and petroleum refining industries, may result in periods of reduced operating margins or operating losses.

The construction products portion of our GPC operating segment and the refining products portions of our Grace Davison operating segment are sensitive to the cyclical nature of their respective industries. For example, a significant downturn in North American commercial construction activity adversely affected our results of operations in 2002 and the first half of 2003. Our hydroprocessing catalyst product group and other hydroprocessing catalyst suppliers have experienced alternating periods of inadequate capacity and excess capacity for their products. Periods of inadequate capacity, including some due to raw material shortages, have usually resulted in increased selling prices and operating margins. This has often been followed by periods of capacity additions, which have resulted in declining capacity utilization rates, selling prices and operating margins.

Some of our employees are unionized, represented by workers’ councils or employed subject to local laws that are less favorable to employers than the laws of the United States.

As of December 31, 2005, we had approximately 6,400 employees worldwide. Approximately 28% of our 3,200 U.S. employees is unionized. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by workers’ councils that have co-determination rights on any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage or slowdown by our employees or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.

We work with dangerous materials that can injure our employees, damage our facilities and disrupt our operations.

Some of our operations involve the handling of hazardous materials that may pose the risk of fire, explosion, or the release of hazardous substances. Such events could result from terrorist attacks, natural disasters, or operational failures, and might cause injury or loss of life to our employees and others, environmental contamination, and property damage. These events might cause a temporary shutdown of an affected plant, or portion thereof, and the company could be subject to penalties or claims as a result. A disruption of our operations caused by these or other events could have a material adverse effect on our results of operations.

We face substantial competition in our markets.

The markets in which we compete are highly competitive and susceptible to technological change. Additionally, many of our customers have significant purchasing power and all have sophisticated knowledge about the costs and technological benefits of the products which they purchase. Accordingly, the market share for any of our products can vary significantly over time based on our comparative cost advantage and ability to develop leading edge technology.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We operate manufacturing and other types of plants and facilities (including office, warehouse, and other service facilities) throughout the world. Some of these plants and facilities are shared by both of our operating segments. We own all of our major manufacturing facilities. Substantially all of our U.S. properties are subject to security interests under our debtor-in-possession borrowing facility. We consider our major operating properties to be in good operating condition and suitable for their current use. We believe that, after taking planned expansion into account, the productive capacity of our plants and other facilities is generally adequate for current operations and foreseeable growth.

Our Grace Davison operating segment operates out of 25 facilities in the following regions:

Region	Number of Facilities
North America	13
Europe	7
Latin America	1
Asia Pacific	4

Our largest Grace Davison facilities are located in Baltimore, Maryland; Lake Charles, Louisiana; and Worms, Germany. Our Grace Davison operating segment also operates sales offices and warehouses in various regions.

Our Grace Performance Chemicals operating segment operates out of 64 facilities in the following regions:

Region	Number of Facilities
North America	24
Europe	16
Latin America	6
Asia Pacific	18

Our largest GPC facilities are located in Cambridge, Massachusetts; Chicago, Illinois; Slough, England; Epernon, France; Atsugi, Japan; Singapore; and Hamburg, Germany. Because of the nature of our GPC products, GPC requires a greater number of facilities to service our customers than Grace Davison. Also, these facilities are generally smaller and less capital intensive than our Grace Davison facilities. For information on our net properties and equipment by region and country, see Note 19 to our Consolidated Financial Statements in the Financial Supplement to this Report.

Item 3. LEGAL PROCEEDINGS

CHAPTER 11 PROCEEDINGS

Grace, along with 61 of its United States subsidiaries and affiliates, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on April 2, 2001 and, since that time, has been subject to the jurisdiction of the Bankruptcy Court. On November 13, 2004, Grace filed a plan of reorganization, as well as several associated documents, including a disclosure statement, with the Bankruptcy Court. On January 13, 2005, Grace filed an amended plan of reorganization and related documents to address certain objections of creditors and other interested parties. We refer to the amended plan of reorganization herein as the plan of reorganization. The plan of reorganization is supported by committees representing general unsecured creditors and equity holders, but is not supported by committees representing asbestos personal injury claimants and asbestos property damage claimants.

Under the terms of the plan of reorganization, a trust would be established under Section 524(g) of the Bankruptcy Code to which all pending and future asbestos-related claims would be channeled for resolution. Grace has requested that the Bankruptcy Court conduct an estimation hearing to determine, among other things, the amount that would need to be paid into the trust on the effective date of the plan of reorganization to satisfy the estimated liability for all classes of asbestos claimants and trust administration costs and expenses over time. The plan of reorganization provides that Grace’s asbestos-related liabilities would be satisfied using cash and securities from Grace and third parties.

The plan of reorganization will become effective only after a vote of eligible creditors and with the approval of the Bankruptcy Court and the U.S. District Court for the District of Delaware. Votes on the plan of reorganization may not be solicited until the Bankruptcy Court approves the disclosure statement. The Bankruptcy Court has indicated that it will not consider the approval of the disclosure statement until after completion of estimation hearings on the amount of Grace’s asbestos-related liability. Grace has received extensions of its exclusive right to propose a plan of reorganization through April 17, 2006.

Under the terms of the plan of reorganization, claims would be satisfied under the Chapter 11 cases as follows:

Asbestos-Related Claims and Costs

A trust would be established under Section 524(g) of the Bankruptcy Code to which all pending and future asbestos-related claims would be channeled for resolution. The trust would utilize specified trust distribution procedures to satisfy the following allowed asbestos-related claims and costs:

•	Personal injury claims that meet specified exposure and medical criteria (Personal Injury-Symptomatic Eligible or ‘‘PI-SE’’ Claims) – In order to qualify for this class, claimants would have to prove that their health is impaired from meaningful exposure to asbestos-containing products formerly manufactured by Grace.

•	Personal injury claims that do not meet the exposure and medical criteria necessary to qualify as PI-SE Claims (Personal Injury-Asymptomatic and Other or ‘‘PI-AO’’ Claims ) – This class would contain all asbestos-related personal injury claims against Grace that do not meet the specific requirements to be PI-SE Claims, but do meet certain other specified exposure and medical criteria.

•	Property damage claims, including claims related to ZAI (‘‘PD Claims ’’) – In order to qualify for this class, claimants would have to prove Grace liability for loss of property value or remediation costs related to products formerly manufactured by Grace that claimants allege contained asbestos.

•	Trust administration costs and legal expenses

The pending asbestos-related legal proceedings are described in ‘‘Asbestos Litigation’’ below. The claims arising from such proceedings would be subject to this classification process as part of the plan of reorganization.

The Bankruptcy Court has entered case management orders for estimating liability for personal injury claims and property damage claims (excluding ZAI claims). The case management orders originally contemplated that estimation hearings would take place in September 2006. However, in connection with the latest extensions of Grace’s exclusive right to propose a plan of reorganization, the Bankruptcy Court has deferred the estimation process to provide Grace and the other stakeholders in the Chapter 11 proceeding with an opportunity to negotiate a resolution of all or a portion of Grace’s asbestos-related liabilities. The Bankruptcy Court has appointed a mediator to facilitate such negotiations. As a result of this deferral, if negotiations are not successful and the Bankruptcy Court resumes the estimation process, Grace does not expect estimation hearings would take place until late 2006 or early 2007.

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

Asbestos personal injury claimants, including both PI-SE and PI-AO claims, would have the option either to litigate their claims against the trust in federal court in Delaware or, if they meet specified eligibility criteria, accept a settlement amount based on the severity of their condition. Asbestos property damage claimants would be required to litigate their claims against the trust in federal court in Delaware. The plan of reorganization provides that, as a condition precedent to confirmation, the maximum estimated aggregate funding amount for all asbestos-related liabilities (PI-SE, PI-AO and PD including ZAI) and trust administration costs and expenses as determined by the Bankruptcy Court cannot exceed $1,613 million, which Grace believes would fund over $2 billion in claims, costs and expenses over time.

The PI-SE Claims, the PD Claims and the related trust administration costs and expenses would be funded with (1) a payment of $512.5 million in cash (plus interest at 5.5% compounded annually from December 21, 2002) and nine million shares of common stock of Sealed Air Corporation (‘‘Sealed Air’’) to be made directly by Cryovac, Inc., a wholly owned subsidiary of Sealed Air, (‘‘Cryovac’’) to the asbestos trust pursuant to the terms of a settlement agreement resolving asbestos-related, successor liability and fraudulent transfer claims against Sealed Air and Cryovac and (2) Grace common stock. The amount of Grace common stock required to satisfy these claims will depend on the liability measures approved by the Bankruptcy Court and the value of the Sealed Air settlement, which changes daily with the accrual of interest and the trading value of Sealed Air common stock. The Sealed Air settlement agreement has been approved by the Bankruptcy Court, but remains subject to the fulfillment of specified conditions.

The PI-AO Claims would be funded with warrants exercisable for that number of shares of Grace common stock which, when added to the shares issued directly to the trust on the effective date of the plan of reorganization, would represent 50.1% of Grace’s voting securities. If the common stock issuable upon exercise of the warrants is insufficient to pay all PI-AO Claims (the liability for which is uncapped under the plan of reorganization), then Grace would pay any additional liabilities in cash.

Other Claims

The plan of reorganization provides that all allowed administrative or priority claims would be paid 100% in cash and all general unsecured claims, other than those covered by the asbestos trust, would be paid 85% in cash and 15% in Grace common stock. Grace estimates that claims with a recorded value of approximately $1,154 million, including interest accrued through December 31, 2005, would be satisfied in this manner at the effective date of the plan of reorganization. Grace would finance these payments with cash on hand, cash from Fresenius Medical Care Holdings, Inc. paid in settlement of asbestos and other Grace-related claims, new Grace debt, and Grace common stock. Grace would satisfy other non-asbestos related liabilities and claims (primarily certain environmental, tax, pension and retirement medical obligations) as they become due and payable over time using cash flow from operations, insurance proceeds from policies and settlement agreements covering asbestos-related liabilities, and new credit facilities. Proceeds from available product liability insurance applicable to asbestos-related claims would supplement operating cash flow to service new debt and liabilities not paid on the effective date of the plan of reorganization.

Effect on Grace Common Stock

The plan of reorganization provides that Grace common stock will remain outstanding at the effective date of the plan of reorganization, but that the interests of existing shareholders would be subject to dilution by additional shares of common stock issued under the plan of reorganization. In addition, in order to preserve significant tax benefits from net operating loss carryforwards (‘‘NOLs’’), which are subject to elimination or limitation in the event of a change in control (as defined by the Internal Revenue Code) of Grace, the plan of reorganization places restrictions on the purchase of Grace common stock. The restrictions would prohibit (without the consent of Grace), for a period of three years, a person or entity from acquiring more than 4.75% of the outstanding Grace common stock or, for those persons already holding more than 4.75%, prohibit them from increasing their holdings. The Bankruptcy Court has also approved the trading restrictions described above until the effective date of the plan of reorganization.

Grace intends to address all pending and future asbestos-related claims and all other pre-petition claims as outlined in the plan of reorganization. However, Grace may not be successful in obtaining approval of the plan of reorganization by the Bankruptcy Court and other interested parties. For example, the asbestos creditors committees and future asbestos claimants representative have challenged the confirmability of the plan of reorganization, arguing that the plan of reorganization impairs the rights of asbestos creditors and impermissibly denies them voting rights, and have asserted that Grace’s asbestos-related liabilities exceed the fair value of Grace’s assets. As a result of these challenges and other Bankruptcy Court rulings, a materially different plan of reorganization may ultimately be approved and, under the ultimate plan of reorganization, the interests of the Company’s shareholders could be substantially diluted or cancelled. The value of Grace common stock following a plan of reorganization, and the extent of any recovery by non-asbestos-related creditors, will depend principally on the allowed value of Grace’s asbestos-related claims as determined by the Bankruptcy Court.

ASBESTOS LITIGATION

Grace is a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products. As of the date of the Chapter 11 filing, Grace was a defendant in 65,656 asbestos-related lawsuits, 17 involving claims for property damage (one of which has since been dismissed), and the remainder involving 129,191 claims for personal injury. Due to the Chapter 11 filing, holders of asbestos-related claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Grace. Separate creditors’ committees representing the interests of asbestos property damage and asbestos personal injury claimants, and a legal representative of future asbestos personal injury claimants, have been appointed in the Chapter 11 cases. Grace’s obligations with respect to present and future claims will be determined through the Chapter 11 process.

Asbestos Property Damage Litigation

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

Out of 380 asbestos property damage cases (which involved thousands of buildings) filed prior to the date of the Chapter 11 filing, 140 were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in eight cases (one of which is on appeal) for a total of $86.1 million; 207 property damage cases were settled for a total of $696.8 million; and 16 cases remain outstanding (including the one on appeal). Of the 16 remaining cases, eight relate to ZAI and eight relate to a number of former asbestos-containing products (two of which also are alleged to involve ZAI).

Approximately 4,300 additional property damage claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Such claims were reviewed in detail by Grace, categorized into claims with sufficient information to be evaluated or claims that require additional information and, where sufficient information existed, the estimated cost of resolution was considered as part of Grace’s recorded asbestos-related liability. (Approximately 200 claims did not contain sufficient information to permit an evaluation.) Grace has objected to virtually all property damage claims on a number of different bases, including: no authorization to file a claim; the claim was previously settled or adjudicated; no or insufficient documentation; failure to identify a Grace product; the expiration of the applicable statute of limitations and/or statute of repose, and/or laches; and a defense that the product in place is not hazardous. As of February 21, 2006, following the reclassification, withdrawal or expungement of claims, approximately 990 property damage claims remain outstanding.

Eight of the ZAI cases were filed as purported class action lawsuits in 2000 and 2001. In addition, eight lawsuits were filed as purported class actions in 2004 and 2005 with respect to persons and homes in Canada. These cases seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. The plaintiffs assert that this product is in millions of homes and that the cost of removal could be several thousand dollars per home. As a result of the Chapter 11 filing, the eight U.S. cases have been transferred to the Bankruptcy Court. Based on Grace’s investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that the product was and continues to be safe for its intended purpose and poses little or no threat to human health. The plaintiffs in the ZAI lawsuits (and the U.S. government in the Montana criminal proceeding described below) dispute Grace’s position on the safety of ZAI. In July 2002, the Bankruptcy Court approved special counsel to represent, at Grace's expense, the ZAI claimants in a proceeding to determine certain threshold scientific issues regarding ZAI. On October 18, 2004, the Bankruptcy Court held a hearing on motions filed by the parties to address a number of important legal and factual issues regarding the ZAI claims, and has taken the motions under advisement. The Bankruptcy Court has indicated that it may require further proceedings with respect to the matters addressed in the motions and no decision has yet been rendered. Given the early stage of litigation, Grace’s recorded asbestos-related liability at December 31, 2005 assumes the risk of loss from ZAI litigation is not probable. If Grace’s view as to the risk of loss were not sustained, management believes the cost to resolve the matter would be material.

Asbestos Personal Injury Litigation

Asbestos personal injury claimants allege adverse health effects from exposure to asbestos-containing products formerly manufactured by Grace. Claims are generally similar to each other, differing primarily in the type of asbestos-related illness allegedly suffered by the plaintiff. Grace’s cost to resolve such claims has been influenced by numerous variables, including the solvency of other former producers of asbestos-containing products, cross-claims by co-defendants, the rate at which new claims are filed, the jurisdiction in which the claims are filed, and the defense and disposition costs associated with these claims.

Cumulatively through the date of the Chapter 11 filing, 16,354 asbestos personal injury lawsuits involving approximately 35,720 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved) and approximately 55,489 lawsuits involving approximately 163,698 claims were disposed of (through settlements and judgments) for a total of $645.6 million. As of the date of the Chapter 11 filing, 129,191 claims for personal injury were pending against Grace. Grace believes that a substantial number of additional personal injury claims would have been received between the date of the Chapter 11 filing and December 31, 2005 had these claims not been stayed by the Bankruptcy Court.

Prior to the Chapter 11 filing date, based on its experience and analysis of trends in asbestos personal injury litigation, Grace endeavored to project the number and ultimate cost of all present and future personal injury claims expected to be asserted, based on actuarial principles, and to measure probable and estimable liabilities under generally accepted accounting principles. After the Chapter 11 filing and prior to the filing of the plan of reorganization, Grace did not change its recorded asbestos-related personal injury liability because it did not believe that there was an appropriate basis to do so.

Treatment of Asbestos Litigation under Plan of Reorganization

Under the plan of reorganization, Grace is requesting that the Bankruptcy Court determine the aggregate dollar amount, on a net present value basis, that must be funded on the effective date of the plan of reorganization into an asbestos trust (established under Section 524(g) of the Bankruptcy Code) to pay all allowed pending and future asbestos-related personal injury and property damage claims (including ZAI) and related trust administration costs and expenses on the later of the effective date of the plan of reorganization or when allowed. We refer to this amount herein as the Funding Amount. It is a condition to confirmation of the plan of reorganization that the Bankruptcy Court shall conclude that the Funding Amount is not greater than $1,613 million. This amount, which should be sufficient to fund over $2 billion in pending and future claims, is based in part on Grace’s evaluation of:

•	existing but unresolved personal injury and property damage claims;

•	actuarially-based estimates of future personal injury claims;

•	the risk of loss from ZAI litigation;

•	proposed claim payments reflected in the plan of reorganization; and

•	the cost of the trust administration and litigation.

This amount may not be consistent with what the Bankruptcy Court may conclude would be a sufficient Funding Amount.

The Bankruptcy Court has issued separate case management orders for estimating liability for pending and future personal injury claims and pending property damage claims, excluding ZAI claims. The case management orders originally contemplated that estimation hearings would take place in September 2006. However, in connection with the latest extensions of Grace’s exclusive right to propose a plan of reorganization, the Bankruptcy Court has deferred the estimation process to provide Grace and the other stakeholders in the Chapter 11 proceeding with an opportunity to negotiate a resolution of all or a portion of Grace’s asbestos-related liabilities. The Bankruptcy Court has appointed a mediator to facilitate these negotiations. As a result of this deferral, if negotiations are not successful and the Bankruptcy Court resumes the estimation process, Grace does not expect estimation hearings would take place until late 2006 or early 2007.

For personal injury claims, the Bankruptcy Court has ordered that all claimants with claims pending as of the date of the Chapter 11 filing must complete detailed questionnaires providing information on, among other things, their medical condition, including diagnostic support, exposure to Grace and non-Grace asbestos-containing products, employment history, and pending lawsuits against other companies. Such information will be analyzed by experts and presented to the Bankruptcy Court, including estimates of the number of personal injury claims expected to be filed in the future, as the basis for determining the Funding Amount in respect of all pending and future asbestos personal injury claims.

For property damage claims, the case management order provides that estimation will be preceded by litigation on certain common threshold issues affecting a substantial majority of claims. Such litigation will consist of determining the date by which building owners knew or should have known of the reported hazards of asbestos-containing materials in their buildings, which would provide the basis for a statute of limitations defense, and the evidentiary admissibility of certain asbestos testing methodologies. During the period preceding the estimation hearing, Grace will also ask the Bankruptcy Court to rule on Grace’s specific objections to individual claims and groups of claims. Claims not resolved or expunged through the common issue litigation or the objection process would be the subject of an estimation hearing, which would provide the basis for a Bankruptcy Court determination of the Funding Amount in respect of all property damage claims and may also provide for the allowability of the remaining property damage claims.

The Funding Amount will be primarily a function of the estimated number of allowed property damage and personal injury claims, and the amount payable per claim. Through the estimation process, Grace will seek to demonstrate that most claims should not be allowed because they fail to establish any material property damage, health impairment or significant occupational exposure to asbestos from Grace’s operations or products. If the Bankruptcy Court agrees with Grace’s position on the number of, and the amounts to be paid in respect of, allowed personal injury and property damage claims, then Grace believes that the Funding Amount could be less than $1,613 million. However, this outcome is highly uncertain and will depend on a number of Bankruptcy Court rulings favorable to Grace’s position.

Conversely, the asbestos claimants committees and the future claimants representative continue to assert that Grace’s asbestos-related liabilities are substantially higher than $1,613 million, and in fact are in excess of Grace’s business value. If the Bankruptcy Court accepts the position of the asbestos claimants committees, then any plan of reorganization likely would result in the loss of all or substantially all equity value by current Grace shareholders. Therefore, due to the significant uncertainties of this process and asbestos litigation generally, Grace is not able to estimate a probable Funding Amount that would be accepted by the Bankruptcy Court.

However, as Grace is willing to proceed with confirmation of the plan of reorganization with a Funding Amount of up to $1,613 million (assuming that other conditions precedent to confirmation of the plan of reorganization are satisfied, including the availability of the payment from Cryovac directly to the asbestos trust under the settlement agreement described below), during the fourth quarter of 2004, Grace accrued and took a charge of $714.8 million to increase its recorded asbestos-related liability to reflect the maximum amount allowed as a condition precedent under the plan of reorganization. This amount, plus $87.0 million for pre-Chapter 11 contractual settlements and judgments, brings the total recorded asbestos-related liability as of December 31, 2005 to $1,700.0 million. Any differences between the plan of reorganization as filed and as approved for confirmation could fundamentally change the accounting measurement of Grace’s asbestos-related liability and that change could be material.

Insurance Rights

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

Grace estimates that, assuming an ultimate payout of asbestos-related claims equal to the recorded liability of $1,700 million, it should be entitled to approximately $500.0 million, on a net present value basis, of insurance recovery. Such recovery, however, would occur only as claims are paid by the asbestos trust, absent an alternative payment arrangement with Grace’s insurers.

See Item 1 of this Report and Notes 2 and 3 to the Consolidated Financial Statements and ‘‘Management’s Discussion and Analysis of Results of Operations and Financial Condition’’ in the Financial Supplement for additional information.

ENVIRONMENTAL CIVIL PROCEEDINGS

Libby, Montana and Vermiculite-Related Proceedings.

From 1963 until 1992, Grace conducted vermiculite mining and related activities near Libby, Montana. Previous owners had conducted similar activities at the Libby site since the 1920s. The mined vermiculite ore contained varying amounts of asbestos as an impurity, almost all of which was removed during processing. Expanded vermiculite was used in products such as fireproofing, insulation and potting soil.

EPA Lawsuit

In November 1999, Region 8 of the Environmental Protection Agency began an investigation into alleged excessive levels of asbestos-related disease in the Libby population related to these former mining activities. This investigation led the EPA to undertake additional investigative activity and to carry out response actions in and around Libby. On March 30, 2001, the EPA filed a lawsuit in U.S. District Court for the District of Montana, Missoula Division (United States v. W. R. Grace & Company et al.) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for the recovery of costs allegedly incurred by the United States in response to the release or threatened release of asbestos in the Libby, Montana area relating to such former mining activities. These costs include cleaning and/or demolition of contaminated buildings, excavation and removal of contaminated soil, health screening of Libby residents and former mine workers, and investigation and monitoring costs. In this action, the EPA also sought a declaration of Grace’s liability that would be binding in future actions to recover further response costs.

In December 2002, the District Court granted the United States’ motion for partial summary judgment on a number of issues that limited Grace’s ability to challenge the EPA’s response actions. In January 2003, a trial was held on the remainder of the issues, which primarily involved the reasonableness and adequacy of documentation of the EPA’s cost recovery claims through December 31, 2001. On August 28, 2003, the District Court issued a ruling in favor of the United States that requires us to reimburse the government for $54.5 million (plus interest) in costs expended through December 2001, and for all appropriate future costs to complete the clean-up. The Ninth Circuit Court of Appeals upheld the District Court’s rulings. Grace intends to appeal this case to the U.S. Supreme Court.

In February 2000, a purported class action lawsuit was filed in the U.S. District Court for Montana, Missoula Division (Tennison, et al. v. W. R. Grace & Co., et al.) against Grace on behalf of all owners of improved private real property situated within 12 miles of Libby, Montana. The action alleges that the class members have suffered harm in the form of environmental contamination and loss of property rights resulting from Grace’s former vermiculite mining and processing operations. The complaint seeks remediation, property damages, and punitive damages. This case has been stayed as a result of the Chapter 11 filing. However, as described above, the EPA has been conducting remediation activities in and around Libby, which include the remediation of private real property.

In October 2000, a purported class action lawsuit was filed in the U.S. District Court for the District of Minnesota, 4th Division (Chase v. W. R. Grace & Co.-Conn.) alleging loss of property values in the vicinity of the former Grace plant in Minneapolis, which processed vermiculite from the Libby mine. This case has been stayed as a result of the Chapter 11 filing. The EPA has commenced and is continuing a program for removing suspected vermiculite processing by-products from the yards and driveways of houses near the former plant. The EPA has reviewed 1,648 residential properties and targeted 269 for cleanup. Of the 269 properties, the EPA has taken action at 252, and has not obtained access to the remaining 17. As of December 31, 2005, the EPA had spent approximately $7.6 million on these residential cleanup actions. The EPA also has remediated industrial property in the area, including the former vermiculite expanding plant, at a cost of $1.0 million. The EPA has submitted proofs of claims for $12.4 million for the past and projected future costs (including indirect costs) of remediation of the residential and industrial properties at or around the former plant site.

The EPA also has compiled for investigation a list of 245 facilities that at one time used, stored, or expanded vermiculite concentrate that originated from the Libby vermiculite mine. Included in this list are 50 vermiculite expansion plants that Grace currently operates or formerly operated. The EPA has listed 17 of these 50 sites as requiring additional action. Grace has conducted corrective actions or investigations at six of these sites. The EPA has filed proofs of claims for 10 of these sites (exclusive of Libby, Montana), and for three other sites never owned or operated by Grace. The amount claimed with respect to these 13 sites is $26 million. In addition, another governmental agency has commenced a separate investigation at 28 of the 245 facilities, 22 of which Grace currently operates or formerly operated. Grace does not have sufficient information to determine whether this separate investigation is likely to result in any additional liability.

As a result of the ruling by the District Court in Montana in United States v. W. R. Grace & Company et al., and Grace’s evaluation of probable remediation costs in and around Libby and at vermiculite processing sites that Grace currently operates or formerly operated, Grace estimates its total liability for vermiculite-related remediation, including liability related to the matters described in the three preceding paragraphs at $226.2 million. The estimate does not include the cost to clean-up the Grace-owned mine site at Libby, which is not currently estimable but which may be material. Grace’s estimate of expected costs is based on public comments regarding the EPA’s spending plans, discussions of spending forecasts with EPA representatives, and analysis of other information made available from the EPA. As the EPA’s spending on these matters increases, Grace’s liability for remediation will increase. Any payments to the EPA would be subject to the outcome of the Chapter 11 proceedings.

New Jersey Lawsuit

On June 1, 2005, the New Jersey Department of Environmental Protection, or NJDEP filed a lawsuit against Grace and two former employees in the Superior Court of New Jersey Law Division: Mercer County (N. J. Dept. of Environmental Protection v. W. R. Grace & Co. et al.) seeking civil penalties for alleged misrepresentations and false statements made in a Preliminary Assessment/Site Investigation Report and Negative Declarations submitted by Grace to the NJDEP in 1995 pursuant to the New Jersey Industrial Site Recovery Act. Grace submitted the report, which was prepared by an independent environmental consultant, in connection with the closing of Grace’s former plant in Hamilton Township, New Jersey. Grace is also aware that the State of New Jersey and U.S. Department of Justice each are conducting criminal investigations related to Grace’s former operations of the Hamilton plant.

Grace purchased the Hamilton plant assets in 1963 and ceased operations in 1994. During the operating period, Grace produced spray-on fire protection products and vermiculite-based products at this plant. The current property owners are conducting remediation activities as directed by the EPA. The property owners and the EPA have filed proofs of claim against Grace in the amount of approximately $4 million with respect to the Hamilton plant site.

Grace is unable at this time to assess the effect of this lawsuit or the pending criminal investigations on Grace’s results of operations, cash flows, or liquidity, or on its bankruptcy proceeding.

Non-Vermiculite-Related Environmental Proceedings

The EPA has designated Grace (together, in most cases, with many other companies) as a potentially responsible party, or PRP, with respect to paying the costs of investigating and remediating pollution at various sites. As of December 31, 2005, proceedings were pending with respect to approximately 30 sites as to which Grace has been designated a PRP by the EPA. U.S. law provides that all PRPs for a site may be held jointly and severally liable for the costs of investigating and remediating the site. Grace is also conducting investigatory and remediation activities at sites under the jurisdiction of state and/or local authorities. During the Chapter 11 proceeding, Grace has not been participating (except in a limited number of special cases) in the joint funding of investigation and remediation at non-owned sites where Grace is a PRP.

Based on Grace’s analysis of environmental-related claims submitted prior to the March 31, 2003 bar date and other available information, Grace estimates that its aggregate liability for environmental remediation, including liability with respect to non-owned sites where Grace is a PRP, but excluding remediation related to its former vermiculite mining and processing operations (discussed above), is $115.8 million as of December 31, 2005; however, Grace’s ultimate liability with respect to many of these sites will be determined as part of the Chapter 11 proceeding. These environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. Grace evaluates these liabilities quarterly, based on currently available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, existing technology, prior experience in contaminated site remediation and the apportionment of costs among PRPs. Grace believes that its estimated aggregate liability may change materially as additional information becomes available or circumstances change.

Grace is a party to other legal proceedings and claims involving U.S. federal, state and/or local government agencies and private parties regarding its responsibility for alleged noncompliance with environmental laws and regulations that are unrelated to its former vermiculite mining and processing activities. Although Grace cannot predict the outcome of these proceedings, Grace intends vigorously to defend itself. Grace may incur material liability in connection with future actions of governmental agencies or private parties relating to its past or future practices with respect to the generation, storage, handling, discharge, disposition or stewardship of hazardous wastes and other materials.

For further information, see ‘‘Environmental, Health and Safety Matters’’ under Item 1 above and Note 14 to the Consolidated Financial Statements and ‘‘Management’s Discussion and Analysis of Results of Operations and Financial Condition’’ in the Financial Supplement.

MONTANA CRIMINAL PROCEEDING

On February 7, 2005, the United States Department of Justice announced the unsealing of a 10-count grand jury indictment against Grace and seven current and former senior level employees (United States of America v. W. R. Grace & Co. et al) relating to Grace’s former vermiculite mining and processing activities in Libby, Montana. Two of the counts have since been dismissed. The indictment accuses the defendants of (1) conspiracy to violate environmental laws and obstruct federal agency proceedings; (2) violations of the federal Clean Air Act; and (3) obstruction of justice. The U.S. District Court for the District of Montana has entered a scheduling order setting a trial date of September 11, 2006.

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

The U.S. Bankruptcy Court previously granted Grace's request to advance legal and defense costs to the employees, subject to a reimbursement obligation if it is later determined that the employees did not meet the standards for indemnification set forth under the appropriate state corporate law. For the year ended December 31, 2005, total expense for Grace and the employees was $20.0 million. Among the former employees for whom Grace is advancing legal and defense costs is Robert J. Bettacchi, a former Senior Vice President of Grace and President of GPC who was an executive officer until February 7, 2005. For the year ended December 31, 2005, Grace advanced approximately $1,243,800 for Mr. Bettacchi’s defense in this proceeding.

Grace is unable to assess whether the indictment, or any conviction resulting therefrom, will have a material adverse effect on the results of operations or financial condition of Grace or affect Grace's bankruptcy proceedings. However, Grace expects legal fees for this matter could range from $7 million to $10 million per quarter through the trial date.

LITIGATION RELATED TO FORMER PACKAGING AND MEDICAL CARE BUSINESSES

In September 2000, Grace was named in a purported class action suit filed in California Superior Court for the County of San Francisco alleging that the 1996 reorganization involving a predecessor of Grace and Fresenius Medical Care Holdings, Inc. and the 1998 reorganization involving a predecessor of Grace and Sealed Air Corporation were fraudulent transfers (Abner, et al., v. W. R. Grace & Co., et al.). The suit is alleged to have been brought on behalf of all individuals who then had lawsuits on file asserting personal injury or wrongful death claims against any of the defendants. After Abner, and prior to the Chapter 11 filing, two other similar class actions were filed. These lawsuits have been stayed as a result of Grace’s Chapter 11 filing.

The Bankruptcy Court authorized the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants to proceed with claims against Sealed Air and Fresenius on behalf of Grace’s bankruptcy estate. On November 29, 2002, Sealed Air and Fresenius each announced that they had reached agreements in principle with these Committees to settle asbestos, successor liability and fraudulent transfer claims related to such transactions. Under the terms of the Fresenius settlement, as subsequently revised and subject to certain conditions, Fresenius would contribute $115.0 million to the Grace estate as directed by the Bankruptcy Court upon confirmation of Grace’s plan of reorganization. In July 2003, the Fresenius settlement was approved by the Bankruptcy Court. Under the terms of the proposed Sealed Air settlement, subject to the fulfillment of certain conditions, Cryovac Inc., a subsidiary of Sealed Air, would make a payment of $512.5 million (plus interest at 5.5% per annum, compounded annually, commencing on December 21, 2002) and nine million shares of Sealed Air common stock, valued at $1,108.3 million as of December 31, 2005, as directed by the Bankruptcy Court upon confirmation of Grace’s plan of reorganization. In June 2005, the Sealed Air settlement was approved by the Bankruptcy Court. Upon the effectiveness of these settlements Abner and all similar actions will be dismissed. These settlements are an integral part of the plan of reorganization.

TAX CLAIMS

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

ERISA LAWSUITS

In June 2004, a purported class action complaint (Evans v. Akers et al.) was filed in U.S. District Court for the District of Massachusetts against the Board of Directors, certain of current and former Grace officers and employees, and others, relating to the Grace 401(k) Savings and Investment Plan. The complaint alleges that the decline in the price of Grace common stock from July 1999 through February 2004 resulted in significant losses to S&I Plan participants. The complaint further alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, by failing to sell or take other appropriate action with regard to Grace common stock held by the S&I Plan during that period, and by failing to disclose to S&I Plan participants the risk of investing in Grace common stock. The complaint seeks compensatory damages for the S&I Plan from the defendants.

On October 26, 2004, a purported class action complaint (Bunch et al. v. W. R. Grace & Co. et al.) also related to the S&I Plan was filed in the U.S. District Court for the Eastern District of Kentucky against Grace, the Investment and Benefits Committee, the Board of Directors, certain current and former Grace officers and employees, and others. The complaint alleges that Grace and its investment advisors breached fiduciary duties under ERISA by selling Grace common stock from the S&I Plan at a distressed price. The complaint further alleges that Grace breached fiduciary duties under ERISA by hiring State Street Bank and Trust Company, the investment manager for the S&I Plan that Grace retained in December 2003, to rapidly liquidate all of the employees’ Grace common stock investment at an artificially low sales price.

On July 21, 2005, the U.S. District Court for the Eastern District of Kentucky granted the defendants’ motion to transfer the Bunch action to the U.S. District Court for the District of Massachusetts. On August 23, 2005, the Massachusetts District Court consolidated into one case both the Bunch action and the Evans action. Grace expects that it would have an obligation to indemnify the other defendants for any liability arising out of the consolidated lawsuit. Although Grace cannot predict the outcome, Grace intends to vigorously defend this consolidated lawsuit. Grace has $50 million of employers' fiduciary liability insurance coverage that Grace believes would be available to pay liabilities arising out of this consolidated lawsuit. Since all Grace employees who had interests in the S&I Plan during the relevant periods are members of the purported class and Messrs. Bettacchi, Corcoran, McGowan, Norris, Poling, Shelnitz and Tarola had interests in the S&I Plan during these periods, they have interests in this litigation that may be adverse to Grace.

OTHER CLAIMS RECEIVED PRIOR TO THE BAR DATE

The Bankruptcy Court established a bar date of March 31, 2003 for claims of general unsecured creditors, asbestos-related property damage claims and medical monitoring claims related to asbestos. The bar date did not apply to asbestos-related personal injury claims or claims related to ZAI, which will be dealt with separately.

Approximately 14,900 proofs of claim were filed by the bar date. Of these claims, approximately 9,400 were non-asbestos related, approximately 4,300 were for asbestos-related property damage (discussed above), and approximately 1,000 were for medical monitoring. The medical monitoring claims were made by individuals who allege exposure to asbestos through Grace’s products or operations. These claims, if sustained, would require Grace to fund ongoing health monitoring costs for qualified claimants. In addition, approximately 765 proofs of claim were filed after the bar date.

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

Grace has analyzed the claims as filed and has found that many are duplicates, represent the same claim filed against more than one of the debtors in the Chapter 11 proceeding, lack any supporting documentation, or provide insufficient supporting documentation. As of December 31, 2005, Grace had filed objections to approximately 5,400 claims (approximately 100 of which were subsequently withdrawn), approximately 3,950 of which were asbestos property damage claims. Of the 5,300 claims, approximately 2,100 have been expunged, approximately 200 have been resolved, approximately 1,800 have been withdrawn by claimants, and the remaining approximately 1,200 will be addressed through the claims objection process and the dispute resolution procedures approved by the Bankruptcy Court.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This Item is inapplicable, as no matters were submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Except as provided below, the information called for by this Item appears in the Financial Supplement under the heading ‘‘Financial Summary’’ opposite the caption ‘‘Other Statistics – Common shareholders of record’’ (page F-44); under the heading ‘‘Quarterly Summary and Statistical Information – Unaudited’’ opposite the caption ‘‘Market price of common stock’’ (page F-43); and in Note 15 to the Consolidated Financial Statements (pages F-32 through F-33).

On March 31, 1998, we paid a dividend of one Preferred Stock Purchase Right on each share of Grace common stock. Subject to our prior redemption for $.01 per right, rights will become exercisable on the earlier of:

•	10 days after an acquiring person, comprised of an individual or group, has acquired beneficial ownership of 20% or more of the outstanding Grace common stock or

•	10 business days (or a later date fixed by the Board of Directors) after an acquiring person commences (or announces the intention to commence) a tender offer or exchange offer for beneficial ownership of 20% or more of the outstanding Grace common stock.

Until these events occur, the rights will automatically trade with the Grace common stock, and separate certificates for the rights will not be distributed. The rights do not have voting or dividend rights.

Generally, each right not owned by an acquiring person:

•	will initially entitle the holder to buy from Grace one hundredth of a share of the Grace Junior Participating Preferred Stock, at an exercise price of $100, subject to adjustment;

•	will entitle such holder to receive upon exercise, in lieu of shares of Grace junior preferred stock, that number of shares of Grace common stock having a market value of two times the exercise price of the right; and

•	may be exchanged by Grace for one share of Grace common stock or one hundredth of a share of Grace junior preferred stock, subject to adjustment.

Generally, if there is an acquiring person and we are acquired, each right not owned by an acquiring person will entitle the holder to buy a number of shares of common stock of the acquiring company having a market value equal to twice the exercise price of the right.

Each share of Grace junior preferred stock will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share but will be entitled to an aggregate dividend equal to 100 times the dividend declared per share of Grace common stock whenever such dividend is declared. In the event of liquidation, holders of Grace junior preferred stock will be entitled to a minimum preferential liquidation payment of $100 per share but will be entitled to an aggregate payment equal to 100 times the payment made per share of Grace common stock. Each share of Grace junior preferred stock will have 100 votes, voting together with the Grace common stock. Finally, in the event of any business combination, each share of Grace junior preferred stock will be entitled to receive an amount equal to 100 times the amount received per share of Grace common stock. These rights are protected by customary antidilution provisions.

The terms of the rights may be amended by the Board of Directors without the consent of the holders of the rights. The rights, which will remain outstanding under the proposed plan of reorganization, are currently scheduled to expire on March 31, 2008.

This summary of the rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which was filed as Exhibit 4.1 to the Grace Form 8-K filed on April 8, 1998.

Item 6.    SELECTED FINANCIAL DATA

The information called for by this Item appears under the heading ‘‘Financial Summary’’ (page F-44 of the Financial Supplement) and in Notes 1, 2, 3, 4, 10, 13 and 14 to the Consolidated Financial Statements (pages F-10 through F-24, and F-27 through F-32 of the Financial Supplement), which is incorporated herein by reference. In addition, Exhibit 12 to this Report (page F-66 of the Financial Supplement) contains the ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends for Grace for the years 2001-2005.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this Item appears on pages F-45 through F-63 of the Financial Supplement, which is incorporated herein by reference.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this Item appears in Notes 12 and 13 to the Consolidated Financial Statements (pages F-28 through F-29 of the Financial Supplement) and under the caption ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management’’ (pages F-62 through F-63 of the Financial Supplement) which is incorporated herein by reference.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibit on page F-2 of the Financial Supplement, which is incorporated herein by reference.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

The information called for by this Item appears under the heading ‘‘Management’s Report on Financial Information and Internal Controls’’ on page F-3 of the Financial Supplement, which is incorporated herein by reference. In addition, there was no change in Grace's internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, Grace's internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our current directors and executive officers are listed below. Our Certificate of Incorporation provides for the division of the Board of Directors into three classes, each to serve for a three-year term or until their respective successors are elected. In view of the Chapter 11 filing, the directors are continuing to serve beyond the expiration of their respective terms. Executive officers are elected to serve until the next annual meeting of the Board of Directors or until their respective successors are elected.

Name and Age	Office	First Elected
John F. Akers (71)	Class II Director	5/09/97
H. Furlong Baldwin (74)	Class I Director	1/16/02
Ronald C. Cambre (67)	Class III Director	9/01/98
Alfred E. Festa (46)	Class II Director	9/08/04
	President and Chief Executive Officer	6/01/05*
Marye Anne Fox (58)	Class I Director	5/10/96
John J. Murphy (74)	Class II Director	5/09/97
Paul J. Norris (58)	Class III Director (Chairman)	1/01/99
Thomas A. Vanderslice (74)	Class I Director and Lead Independent Director	5/10/96
Richard C. Brown (46)	Vice President	5/01/05
Gregory E. Poling (50)	Vice President	3/03/05*
William M. Corcoran (56)	Vice President	6/01/99
W. Brian McGowan (56)	Senior Vice President	7/09/98*
Robert M. Tarola (55)	Senior Vice President and Chief Financial Officer	5/11/99
Mark A. Shelnitz (47)	Vice President, General Counsel and Secretary	4/27/05*

*	Mr. Festa was elected President and Chief Executive Officer on January 19, 2005 to be effective June 1, 2005. Messrs. Poling, McGowan and Shelnitz joined Grace on July 18, 1977, February 5, 1979 and October 3, 1983, respectively.

Mr. Akers served as Chairman of the Board and Chief Executive Officer of International Business Machines Corporation from 1985 until his retirement in 1993. He is also a director of Lehman Brothers Holdings, Inc., The New York Times Company and PepsiCo, Inc.

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

Mr. Festa joined Grace in 2003 and served as President and Chief Operating Officer until he became Chief Executive Officer in June 2005. Prior to joining Grace, Mr. Festa was a partner of Morganthaler Private Equity Partners, a venture capital and buyout firm from 2002 to 2003. From 2000 to 2002, he was with ICG Commerce, Inc., a private company providing on-line procurement services, where he last served as President and Chief Executive Officer. For two years prior to that, he served as Vice President and General Manager of AlliedSignal’s performance fibers business.

Dr. Fox has been Chancellor of the University of California San Diego and a Professor of Chemistry at that institution since 2004. She was Chancellor of North Carolina State University from 1998 to 2004. She is also a director of Boston Scientific Corporation, Red Hat, Inc. and Pharmaceutical Product Development, Inc.

Mr. Murphy served as Chairman of the Board of Dresser Industries, Inc., a supplier of products and technical services to the energy industry, until 1996. From 1997 to 2000, he was a Managing Director of SMG Management L.L.C., a privately owned investment group. Mr. Murphy is also a director of CARBO Ceramics, Inc. and ShawCor Ltd.

Mr. Norris was actively engaged in Grace’s business for the past six years until his retirement as Chief Executive Officer in 2005. He was a director of Borden Chemical, Inc. until August 2004 and is currently a director of FMC Corporation and the

Sealy Mattress Corp. He continues to perform advisory services for Kohlberg Kravis Roberts & Co., currently the principal shareholder of the Sealy Mattress Corp, and formerly the principal shareholder of Borden.

Mr. Vanderslice served as Chairman and Chief Executive Officer of M/A-COM, Inc., a designer and manufacturer of radio frequency and microwave components, devices and subsystems for commercial and defense applications, from 1989 until 1995. He is currently a private investor. As Lead Independent Director of Grace’s Board, he presides at all executive sessions.

Messrs. Corcoran, McGowan, Poling, Shelnitz and Tarola have been actively engaged in Grace’s business for the past five years. Mr. Tarola is a director of 23 registered mutual funds sponsored by Legg Mason, Inc.

Mr. Brown was an executive in the plastics and specialty materials businesses of General Electric Co. in various positions of increasing responsibility for 19 years before joining Grace in May 2005.

BOARD INDEPENDENCE

The Board has determined that all directors, other than Mr. Festa (who is also Chief Executive Officer) and Mr. Norris (who was Chief Executive Officer until June 1, 2005) are independent under New York Stock Exchange rules because none of such directors has any direct or indirect material relationship with Grace or our affiliates, other than through his or her service as a director and as an owner of less than 1% of Grace common stock. This determination was based on a number of factors, principal among them were the following:

•	none of these directors, nor any member of their immediate families is (or at any time during the last three years was) a Grace executive officer or employee, or an executive officer of any other entity with whom we do business;

•	none of these directors or any member of their immediate families has, during the last three years, received any compensation from Grace (other than Board retainer and meeting fees); and

•	none of these directors serve, or within the last three years served, as an executive officer, director, trustee or fiduciary of any charitable organization to which we made any material donation.

Mr. Vanderslice has been appointed Lead Independent Director and, in this capacity, presides at executive sessions of non-management independent directors. Interested parties may communicate with Mr. Vanderslice by writing him at the following address: Thomas A. Vanderslice – Lead Independent Director, c/o W. R. Grace & Co., 7500 Grace Drive, Columbia, Maryland 21044.

AUDIT COMMITTEE

We have a standing Audit Committee established in accordance with SEC rules. The Committee members are John F. Akers, H. Furlong Baldwin, Ronald C. Cambre, Marye Anne Fox, John J. Murphy, and Thomas A. Vanderslice, each of whom meet the independence standards of the SEC and New York Stock Exchange. Mr. Murphy serves as Chair of the Committee. The Board of Directors has determined that all Committee members are audit committee financial experts as defined by SEC regulations.

OTHER COMMITTEES

We have standing Nominating and Governance, Compensation and Corporate Responsibility Committees. The members of each of these committees are John F. Akers, H. Furlong Baldwin, Ronald C. Cambre, Marye Anne Fox, John J. Murphy, and Thomas A. Vanderslice, each of whom meet the independence standards of the New York Stock Exchange. Mr. Vanderslice serves as Chair of the Nominating and Governance Committee, Mr. Akers serves as Chair of the Compensation Committee and Dr. Fox serves as Chair of the Corporate Responsibility Committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16 of the Securities Exchange Act of 1934, as amended, our directors, certain of our officers, and beneficial owners of more than 10% of the outstanding Grace common stock are required to file reports with the SEC and the New York Stock Exchange concerning their ownership of and transactions in Grace common stock or other Grace securities; these persons are also required to furnish us with copies of these reports. Based upon the reports and related information furnished to us, with the exception of Mr. Shelnitz, who failed to disclose one holding on one Form 3 that was otherwise timely filed, we believe that all such filing requirements were complied with in a timely manner during and with respect to 2005.

CODE OF ETHICS FOR PRINCIPAL OFFICERS

The Board of Directors and the Audit Committee have adopted Business Ethics and Conflicts of Interest policies, which apply to all of our directors, officers, and employees, including our principal officers. These policies are accessible through our Internet website, www.grace.com/corporategovernance, and are available in hard copy, free of charge, by contacting Grace Shareholder Services at 410-531-4167. We granted no waivers to these policies during 2005. We intend to promptly post on our website any amendments or waivers to these policies affecting any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation we paid for services rendered during each of the fiscal years ended December 31, 2005, 2004 and 2003 to Alfred E. Festa, our President and Chief Executive Officer, each of our other four most highly compensated executive officers who were executive officers as of December 31, 2005, determined by reference to total salary and bonus earned by such individuals for the 2005 fiscal year, Paul J. Norris, our Chief Executive Officer until June 2005 and Robert J. Bettacchi, a former employee who served as an executive officer until February 2005. Other compensation and benefits including stock option values and exercises, retirement benefits and benefits under employment agreements are set forth below.

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus (a)	Other Annual Compensation (b)	LTIP Payouts (c)	All Other Compensation (d)
A. E. Festa	2005	$714,167	$900,000	$226,858	$377,054	$42,734
President and Chief	2004	558,333	1,116,000	61,393	8,170	9,850
Executive Officer*	2003	68,750	100,000	–	–	2,078
R. M. Tarola	2005	408,167	375,000	–	383,017	42,523
Senior Vice President	2004	402,000	627,000	–	56,950	300,578
and Chief Financial Officer	2003	398,667	245,000	–	–	298,240
R. C. Brown	2005	250,000	700,000	–	–	950
Vice President*	2004	–	–	–	–	–
	2003	–	–	–	–	–
G. E. Poling	2005	347,910	350,000	–	257,250	27,515
Vice President	2004	280,000	392,000	–	38,250	207,489
	2003	256,667	150,000	–	–	188,879
W. M. Corcoran	2005	297,833	230,000	–	171,500	29,665
Vice President	2004	291,000	378,000	–	25,500	225,320
	2003	287,667	155,000	–	–	221,625
P. J. Norris	2005	416,667	609,375	62,434	1,660,120	321,811
Former Chief Executive	2004	1,000,000	2,500,000	62,295	246,840	1,354,750
Officer*	2003	1,000,000	1,000,000	–	–	1,349,700
R. J. Bettacchi	2005	385,000	308,000	–	480,200	43,321
Former Senior Vice	2004	381,667	610,000	–	71,400	287,680
President*	2003	370,667	300,000	–	–	280,835

*	Mr. Norris served as Chief Executive Officer until his retirement on May 31, 2005. Mr. Festa, then President and Chief Operating Officer, was elected Chief Executive Officer effective June 1, 2005. Mr. Norris remains non-executive Chairman of the Board of Directors. Mr. Brown joined Grace on May 1, 2005. Mr. Bettacchi was placed on administrative leave and was no longer an executive officer as of February 7, 2005 and retired on January 31, 2006.

(a)	For 2005, other than for Mr. Brown, amount consists of bonus earned under the Annual Incentive Compensation Plan, or AICP, during 2005, that we expect to pay in March 2006. For Mr. Brown, amount includes amount earned under the AICP that we expect to pay in March 2006 and a signing bonus of $350,000 paid in 2005.

(b)	This column includes our aggregate incremental cost of providing personal benefits if the aggregate amount of personal benefits provided to the individual equals or exceeds the lesser of $50,000 or 10% of the total of salary and bonus for the individual for the year. The following personal benefits represent at least 25% of the total amount of Other Annual Compensation for the indicated individual for the indicated year and we are required to separately report them under SEC rules:

(i)	for Mr. Festa, for 2005, $156,996 for expenses in connection with his purchase of a home in the Columbia, Maryland area and, for 2004, $48,000 as a housing allowance pending his relocation; and

(ii)	for Mr. Norris, for personal use of Grace-provided aircraft $55,420 in 2005 and $44,694 in 2004.

(c)	For 2005, amount consists of the final payment under the 2002-2004 Long-Term Incentive Program, or LTIP, and a partial payment under the 2003-2005 LTIP.

(d)	For 2005, amount consists of the following:

(i)	payments made to persons whose personal and/or Grace contributions to the Savings and Investment Plan, or Savings Plan, would be subject to limitations under federal income tax law, as follows: Mr. Festa – $27,200, Mr. Tarola – $26,520, Mr. Brown $-0-, Mr. Poling – $13,500, Mr. Corcoran – $14,460, Mr. Norris – $107,700, and Mr. Bettacchi – $28,600;

(ii)	our contributions to the Savings Plan, as follows: Mr. Festa – $12,600; Mr. Tarola – $12,600, Mr. Brown – $-0-; Mr. Poling – $12,600; Mr. Corcoran – $12,600; Mr. Norris – $12,600; and Mr. Bettacchi – $12,600;

(iii)	the value of Grace-provided personal liability insurance, as follows: Mr. Festa – $1,120; Mr. Tarola – $840, Mr. Brown – $373; Mr. Poling – $560; Mr. Corcoran – $560; Mr. Norris – $817; and Mr. Bettacchi – $840;

(iv)	the value of Grace-provided life insurance, as follows: Mr. Festa – $1,814; Mr. Tarola – $2,563; Mr. Brown – $577; Mr. Poling – $855; Mr. Corcoran – $2,045; Mr. Norris – $-0-; and Mr. Bettacchi – $1,281; and

(v)	payments in the aggregate amount of $200,694 to Mr. Norris under his consulting agreement.

ANNUAL INCENTIVE COMPENSATION PLAN

Our Annual Incentive Compensation Plan, or AICP, is a cash-based pay-for-performance incentive program, and its purpose is to motivate and reward executive officers, and other upper- and middle-level management employees, for their contributions to our performance by making a significant portion of their annual cash compensation variable and dependent upon our annual financial performance. The amount of an individual incentive award under the AICP is based upon:

•	the individual’s annual incentive target amount

•	our pretax operating income, after certain adjustments

•	the individual’s personal performance

The Compensation Committee sets the annual incentive target amount for executive officers. The targets for the executive officers (other than Mr. Festa whose annual incentive compensation awards are governed by his employment agreement) range from 65% to 78% of base salary and actual awards may range from $-0- to an amount equal to twice the target amount. In order to generate an amount sufficient to pay all participants their target award for 2006 (allowing for individual differentiation as described above), our pretax operating income, after certain adjustments, must be 8% higher than the prior year’s pretax operating income. No awards are earned for any year if adjusted pretax operating income is less then 80% of the prior year’s adjusted pretax operating income.

STOCK OPTIONS GRANTED IN 2005

We granted no stock options during 2005.

AGGREGATED OPTION EXERCISES IN 2005 AND DECEMBER 31, 2005 OPTION VALUE

Name	Shares acquired on exercise (#)	Value realized ($)	No. of Shares Underlying Unexercised Options at 12/31/05 (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at 12/31/05 ($) Exercisable/Unexercisable
A. E. Festa	-0-	-0-	-0-/-0-	-0-/-0-
R. M. Tarola	-0-	-0-	202,900/-0-	$194,184/-0-
R. C. Brown	-0-	-0-	-0-/-0-	-0-/-0-
G. E. Poling	7,076	$29,563	126,948/-0-	$114,840/-0-
W. M. Corcoran	-0-	-0-	84,800/-0-	$ 85,608/-0-
P. J. Norris*	-0-	-0-	1,165,026/-0-	$842,160/-0-
R. J. Bettacchi	111,659	$420,181	322,287/-0-	$243,600/-0-

*	See description of Mr. Norris’ employment agreement below for discussion of stock appreciation rights component of 439,026 options

LONG-TERM INCENTIVE PROGRAM

Our long-term incentive programs, or LTIPs, generally are designed to provide key employees with incentives for sustained performance over a multi-year period. In 2005, the Board of Directors and the Bankruptcy Court approved the 2005 LTIP for key employees for the 2005-2007 performance period. Awards under the 2005 LTIP are payable 100% in cash, based on the extent to which we achieve certain pretax earnings targets over the three-year performance period. Employees who become entitled to award payments under the 2005 LTIP will generally be paid in two installments: one in the first quarter of 2007 (as partial payment based on performance for the first two years of the three-year performance period), and the other in the first quarter of 2008 (which will consider performance for the complete three-year performance period and will be offset by the amount of the prior installment). Generally, a key employee forfeits his or her right to receive an installment of an award if, prior to the payment of the installment, the employee ceases employment with us prior to age 62.

The following table sets forth threshold, targeted and maximum awards granted under the LTIPs during 2005:

			Estimated Future Payouts Under Non-Stock Price-Based Plans
Name	Units or Other Rights	Performance or Other Period Until Maturation or Payout	Threshold	Target	Maximum
A. E. Festa	$1,690,000	2005-2007	$-0-	$1,690,000	$3,380,000
R. M. Tarola	350,000	2005-2007	-0-	350,000	700,000
R. C. Brown	355,600*	2005-2007	-0-	355,600	711,200
	222,000*	2004-2006	-0-	222,000	444,000
	89,000*	2003-2005	-0-	89,000	178,000
G. E. Poling	400,000	2005-2007	-0-	400,000	800,000
W. M. Corcoran	250,000	2005-2007	-0-	250,000	500,000
P. J. Norris	—	—	—	—	—
R. J. Bettacchi	—	—	—	—	—

*	Reflects proration of LTIP award to reflect the actual time during the applicable performance period that Mr. Brown was an employee

PENSION ARRANGEMENTS

Full-time salaried employees who are 21 or older and who have one or more years of service are eligible to participate in our Retirement Plan for Salaried Employees. Under this basic retirement plan, pension benefits are based upon (a) the employee's average annual compensation for the 60 consecutive months in which his or her compensation is highest during the last 180 months of continuous participation, and (b) the number of years of the employee's credited service. For purposes of this basic retirement plan, compensation generally includes nondeferred base salary and AICP awards; however, for 2005, federal income tax law limited to $210,000 the annual compensation on which benefits under this plan may be based.

We also have a Supplemental Executive Retirement Plan under which a covered employee will receive the full pension to which he or she would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law. In addition, this supplemental plan recognizes deferred base salary, deferred annual incentive compensation awards and, in some cases, periods of employment during which an employee was ineligible to participate in the basic retirement plan. (Commencing in 2001, we no longer permit deferrals of base salary or incentive compensation.)

The following table shows the annual pensions payable under the basic and supplemental plans for different levels of compensation and years of credited service. The amounts shown have been computed on the assumption that the employee retired at age 65 on January 1, 2006, with benefits payable on a straight life annuity basis. Such amounts are subject to (but do not reflect) an offset of 1.25% of an estimate of the employee's primary Social Security benefit at retirement age for each year of credited service under the basic and supplemental plans. The basic and supplemental plans provide for decreased pension payments to employees that opt for early retirement ranging from 83% for retirement at age 55 to 100% for retirement at age 62.

Highest Average Annual Compensation	Years of Credited Service
	10 Years	15 Years	20 Years	25 Years	30 Years	35 Years
$200,000	30,000	45,000	60,000	75,000	90,000	105,000
300,000	45,000	67,500	90,000	112,500	135,000	157,500
400,000	60,000	90,000	120,000	150,000	180,000	210,000
500,000	75,000	112,500	150,000	187,500	225,000	262,500
600,000	90,000	135,000	180,000	225,000	270,000	315,000
700,000	105,000	157,500	210,000	262,500	315,000	367,500
800,000	120,000	180,000	240,000	300,000	360,000	420,000
900,000	135,000	202,500	270,000	337,500	405,000	472,500
1,000,000	150,000	225,000	300,000	375,000	450,000	525,000
1,200,000	180,000	270,000	360,000	450,000	540,000	630,000
1,400,000	210,000	315,000	420,000	525,000	630,000	735,000
1,600,000	240,000	360,000	480,000	600,000	720,000	840,000
1,800,000	270,000	405,000	540,000	675,000	810,000	945,000
2,000,000	300,000	450,000	600,000	750,000	900,000	1,050,000
2,200,000	330,000	495,000	660,000	825,000	990,000	1,155,000
2,400,000	360,000	540,000	720,000	900,000	1,080,000	1,260,000

The table below sets forth the 2005 qualifying compensation and the amount of credited service under our basic and supplemental retirement plans as of December 31, 2005, for the following individuals:

Name	2005 Qualifying Compensation	Years of Service as of December 31, 2005
A. E. Festa	$830,168	2.0833 years
R. M. Tarola (a)	1,035,167	6.5845 years
R. C. Brown (a)	250,000	0.6667 years
G. E. Poling	740,333	25.4155 years
W. M. Corcoran (a)	675,833	6.5833 years
P. J. Norris (a) (b)	2,916,667	13.2500 years
R. J. Bettacchi	995,000	34.0000 years

(a)	Messrs. Norris, Tarola, Brown and Corcoran are entitled to additional pension benefits under their respective employment agreements.

(b)	Mr. Norris’ years of credited service include his eligible service with Grace from 1975 to 1981.

EMPLOYMENT AND CONSULTING AGREEMENTS

Alfred E. Festa. In 2005, The Compensation Committee and the Bankruptcy Court approved the terms of a written agreement, dated January 19, 2005, the Festa CEO Agreement, pursuant to which Mr. Festa assumed the position of Chief Executive Officer of Grace on June 1, 2005. The term of the Festa CEO Agreement is for four years, ending on May 31, 2009. Under the Festa CEO Agreement, Mr. Festa is entitled to an initial base annual salary of $760,000. His targeted award under the AICP for 2005 and each calendar year thereafter is 100% of his base salary earned during the applicable year (or greater, as determined by the Board). Under the Festa CEO Agreement, he may also participate in the Grace LTIPs and under the 2005 LTIP (which covers the 2005-2007 performance period), Mr. Festa’s targeted award is $1,690,000. Mr. Festa would not be entitled to any unpaid award under the AICP or any LTIP if his employment with Grace terminates prior to the date that the award is paid to active Grace employees, except that Mr. Festa would be entitled to a pro-rated portion of such an unpaid award in the event that we terminate his employment without cause, he terminates his employment as a result of constructive discharge, or his employment terminates as a result of his death or disability before the applicable payment date. Also, under the terms of the Festa CEO Agreement, if we terminate Mr. Festa’s employment without cause, or he terminates his employment as a result of constructive discharge, prior to the expiration of the Agreement, he would be entitled to a severance payment equal to 2 times a dollar amount equal to 175% of his annual base salary at the time of his termination.

The Festa CEO Agreement also provides that Mr. Festa will be entitled to a Chapter 11 retention bonus of $1,750,000, payable in two installments. The first installment will be in the amount of $750,000 and be paid 6 months after we emerge from Chapter 11, and the remaining balance of $1,000,000 will be paid 18 months after we emerge. However, if we do not emerge from Chapter 11 within 36 months after the filing of an initial plan of reorganization (i.e., by November 13, 2007), then Mr. Festa would be paid the retention bonus as follows: $750,000 would be paid 36 months after the plan of reorganization was filed, and $1,000,000 would be paid 48 months after plan of reorganization was filed. Mr. Festa would not be entitled to any installment of the emergence bonus if his employment is terminated prior to the date the installment is scheduled for payment, except in the case where his termination occurs after we emerge from Chapter 11 and is the result of (i) his resignation as a result of constructive discharge, (ii) termination by us not for cause, or (iii) his death or disability. In addition, Mr. Festa will generally be eligible to participate in other compensation and benefit plans and programs that are provided to our other senior executives, including the fringe benefits specified below under the heading ‘‘Executive Fringe Benefits’’.

Prior to June 1, 2005, Mr. Festa served as Chief Operating Officer pursuant to an employment agreement dated November 17, 2003, the Festa COO Agreement. Under the Festa COO Agreement, Mr. Festa was entitled to an initial annual base salary of $550,000. Under the Festa COO Agreement, Mr. Festa also participated in the LTIP for the 2003-2005 performance period under which his targeted award was $687,000, pro-rated to reflect the percentage of days that he was an active employee during the performance period. The Festa COO Agreement became void on June 1, 2005, when Mr. Festa became CEO. The foregoing description of the Festa CEO Agreement does not purport to be complete and is qualified in its entirety by reference to the Festa CEO Agreement, which has been filed with the SEC.

Robert M. Tarola. Mr. Tarola had an employment agreement that expired on November 10, 2002. Under terms of the agreement that survived the expiration date, if Mr. Tarola is terminated without cause, he will generally be entitled to a severance payment equal to 145% of his annual base salary at the time of termination. (However, along with the other executive officers and certain key employees, Mr. Tarola has entered into a retention agreement, described below, under which he may be entitled to enhanced severance pay in lieu of, but not in addition to, the severance pay provided under his employment agreement.) In addition, the benefits payable to Mr. Tarola under the basic and supplemental retirement plans will continue to be determined by adding additional years of credited service under those plans. Generally, for each year of credited service under those plans that he actually earns during his period of employment, he will receive credit for one additional year of credited service (up to a maximum of 10 additional years of credited service). The foregoing description of Mr. Tarola’s employment agreement does not purport to be complete and is qualified in its entirety by reference to the agreement, which has been filed with the SEC.

Richard C. Brown.    In 2005, the Board of Directors approved the terms of a written agreement, dated April 22, 2005, providing for Mr. Brown's employment as a Vice President of Grace and President of Grace Performance Chemicals effective May 1, 2005. Under the terms of the Brown Agreement, Mr. Brown received a ‘‘sign-on’’ bonus of $350,000 (which he must re-pay if he terminates his employment with Grace anytime before May 1, 2006) and is entitled to an initial base annual salary of $375,000. He is also entitled to participate in the AICP and, for the 2005 calendar year, he is guaranteed a minimum AICP payout of $285,000. In addition, Mr. Brown received targeted awards under the Grace LTIPs (subject to pro ration to reflect the actual time during the applicable performance period that Mr. Brown was an employee) as follows: $400,000 (prorated to $355,600) for the 2005-2007 performance period, $400,000 (prorated to $222,000) for the 2004-2006 performance period and $400,000 (prorated to $89,000) for the 2003-2005 performance period. The Brown Agreement also provides that Mr. Brown is entitled to a severance payment equal to 1.5 times his annual base salary if he is involuntarily terminated by us under conditions that would entitle him to severance under the general severance pay plan for our salaried employees. Mr. Brown is also entitled to a supplemental pension benefit (in addition to any pension benefit that he may otherwise accrue under the Salaried Retirement Plan and Supplemental Retirement Plan), which will be calculated by applying the benefit formula of the retirement plans to additional years of credited service, as follows: Mr. Brown will be credited with an additional year of credited service for each year he remains an employee for the first four years of his employment, and with six additional years of service as of his fifth anniversary of employment (provided he is still employed by Grace as of that anniversary), for a maximum total of 10 additional years of credited service. If Mr. Brown is terminated not for cause prior to the fifth anniversary, he will be entitled to a prorated portion of the supplemental pension benefit. The supplemental pension benefit will be paid to Mr. Brown from our general assets. The foregoing description of Mr. Brown’s employment agreement does not purport to be complete and is qualified in its entirety by reference to the agreement, which has been filed with the SEC.

William M. Corcoran. Mr. Corcoran had an employment agreement that expired on May 31, 2002. Under terms of the agreement that survived the expiration date, if Mr. Corcoran is terminated without cause, he will generally be entitled to a severance payment equal to 137% of his annual base salary at the time of termination. (However, along with other executive officers and certain key employees, Mr. Corcoran has entered into a retention agreement, described below, under which he may be entitled to enhanced severance pay in lieu of, but not in addition to, the severance pay provided under his employment agreement.) In addition, the benefits payable to Mr. Corcoran under the basic and supplemental retirement plans will continue to be determined by adding additional years of credited service under those plans. Generally, for each year of credited service under those plans that he actually earns during his period of employment, he will receive credit for an additional one-half year of credited service (up to a maximum of 5 additional years of credited service). The foregoing description of Mr. Corcoran’s employment agreement does not purport to be complete and is qualified in its entirety by reference to the agreement, which has been filed with the SEC.

Paul J. Norris. Mr. Norris retired as CEO effective May 31, 2005 but remains non-executive Chairman of the Board. The Compensation Committee and the Bankruptcy Court have approved an arrangement with Mr. Norris under which he provides consulting services to our CEO and other executives with respect to our Chapter 11 proceeding and other matters, in accordance with a consulting agreement dated January 19, 2005, which is described below.

Effective January 1, 2003, Mr. Norris entered into a letter agreement, whereby his employment agreement, dated January 1, 2001, was extended beyond its original termination date of December 31, 2002, and was amended as described herein. The 2001 Agreement superceded Mr. Norris’ original employment agreement, dated October 26, 1998. Except as amended by the Letter Agreement, the provisions of the 2001 Agreement remained applicable to Mr. Norris during his entire post-2002 employment term.

During his post-2002 employment term, Mr. Norris was entitled under the 2001 Agreement to an annual base salary of not less than $875,000 and he continued to participate in the AICP, under which his targeted award was required to be at least 75% of his annual base salary. Since January 1, 2003, while he remained CEO, Mr. Norris’ annual base salary was $1,000,000, and his targeted percentage for his AICP award was 125%.

Under the terms of the Letter Agreement, Mr. Norris received a $1,235,000 retention bonus for services performed during 2004. Pursuant to a separate agreement, 50% of the 2004 retention bonus was made subject to the achievement of specified earnings targets for 2004 and, as a result of the achievement of those targets, was paid in the first quarter of 2005.

Also, under the 1998 Agreement, he received upon his commencement of employment on November 1, 1998 a non-statutory stock option grant covering 439,026 shares of Grace Common Stock pursuant to the 1998 Stock Incentive Plan. Both the 1998 Agreement and the 2001 Agreement provide that we will make a stock appreciation payment to Mr. Norris, at the time he elects to exercise any options under that stock option grant or at the time he elects to cancel the options, provided that the price of a share of Grace Common Stock is above $10.25 at the time. The payment will be equal to the product of the number of shares exercised (or cancelled), multiplied by the difference between (a) the purchase price per share ($16.75), or the price of a share of Grace Common Stock on the date of such exercise, if less than the purchase price per share, and (b) $10.25. As of February 1, 2006, the total amount of the option grant covering 439,026 shares remains unexercised and uncancelled. Mr. Norris will have the right to exercise (or cancel) these options at any time until May 31, 2008 (3 years after his retirement as CEO), in accordance with the terms of the 1998 Stock Incentive Plan.

Under the Letter Agreement, Mr. Norris was obligated to provide at least 180 days written prior notice of his intention to resign his employment in order to receive certain benefits and payments upon termination, which were originally specified under the 1998 Agreement. Since Mr. Norris satisfied this notice requirement, he received the following benefits and payments upon his retirement as CEO:

•	A lump sum payment in the total amount of $6,396,645, comprised of the following components: $2,966,189 as a supplemental pension payment calculated (as described below) in accordance with the terms of his 2001 Agreement; and $3,137,093 as the lump sum payment of his accrued benefits under the supplemental executive retirement plan. (Mr. Norris was also paid a lump sum payment of $293,363 under the basic retirement plan.) The supplemental pension payment was determined by (a) calculating the benefits payable to Mr. Norris under the basic and supplemental retirement plans, based upon his years of service plus his service with his prior employer as if those years of service were with us, (b) offsetting the amount of those benefits by the retirement benefits payable from his prior employer’s retirement plans and by the benefits to which he is otherwise entitled under the basic and supplemental executive retirement plans, and then (c) discounting the remaining amount of these benefits to derive a present value (using assumptions applicable to lump sum calculations under the basic retirement plan) payable as of his retirement date. In addition, his 2001 Agreement provided that we will pay Mr. Norris his accrued benefits under the supplemental retirement plan as a lump sum upon retirement. (The terms of that plan generally provide that all benefits thereunder must be paid as monthly annuity benefits.)

•	A 2005 AICP award, payable in March 2006 and pro-rated based on the portion of 2005 that Mr. Norris remained an employee. Based on a target annual incentive award of 125% of base salary, his May 31, 2005 retirement date and Grace’s achievement of its earnings targets, Mr. Norris is entitled to $609,375.

•	An award under both the 2003 LTIP and the 2004 LTIP, pro-rated based on the portion of the applicable LTIP performance period during which Mr. Norris remained an employee of Grace. In March 2006, we expect to make payments to Mr. Norris in the amount of $896,207 as a final payment under the 2003 LTIP and $228,556 as a partial payment under the 2004 LTIP. Mr. Norris is entitled to the final payment under the 2004 LTIP in March 2007.

•	Mr. Norris is also entitled to post-employment residential relocation assistance, to any location within the continental United States selected by Mr. Norris. This relocation assistance would include a lump sum cash payment equal to two months of his base salary, grossed up to account for applicable income taxes, reimbursement of household moving expenses and other expenses under our relocation policy applicable to current employees and compensation for any loss on the sale of Mr. Norris’ Maryland residence. In order to receive this relocation assistance, Mr. Norris must move his residence no later than 2 years after he ceases to be a member of our Board of Directors. If Mr. Norris becomes entitled to relocation assistance, we estimate that the total cost would be approximately $440,000, comprised of a cash payment of approximately $280,000 (including base payment plus income tax gross up), moving expenses of approximately $150,000, and no residence sale loss payment.

The 2001 Agreement also provided for Mr. Norris’ participation in other benefits and compensation programs generally available to other Grace senior executives while he remained employed by Grace, including the fringe benefits specified below under the heading ‘‘Executive Fringe Benefits’’.

Norris Consulting Agreement – Mr. Norris has entered into a consulting agreement dated January 19, 2005, under which he continues to monitor our Chapter 11 proceedings and provides consulting services and advice to our CEO, certain of our employees and the Board of Directors, regarding those proceedings and other matters. Under the Norris Consulting Agreement, Mr. Norris performs services as an independent contractor, and retains no authority to enter into agreements on our behalf and has no management or supervisory authority over our officers or employees. Under the Norris Consulting Agreement, Mr. Norris was initially paid a monthly retainer equal to $35,416.67 (i.e., $425,000 per year), provided that the retainer is subject to adjustment downward if Mr. Norris dedicates significantly less than one-half of a regular 40 hour work week to perform his duties under the Norris Consulting Agreement. Based on the amount of time Mr. Norris is currently devoting to his duties under the Norris Consulting Agreement, his monthly retainer has been adjusted to $10,625 ($127,500 per year). We anticipate that Mr. Norris will continue to provide services under the Norris Consulting Agreement until we emerge from Chapter 11 protection, provided that the Norris Consulting Agreement may be terminated by the Board of Directors or Mr. Norris at any time upon 30 days’ written notice, without the obligation to make any post-termination payments, and in any event will terminate 90 days after we emerge from Chapter 11. During the period of the Norris Consulting Agreement, Mr. Norris will have access to office space and administrative services at our Columbia headquarters. In addition, during this period and so long as he remains a director, Mr. Norris will be eligible to receive the same compensation payable to our other non-employee directors. During 2005, we paid Mr. Norris $200,694 pursuant to the Norris Consulting Agreement.

The foregoing descriptions of Mr. Norris’ employment agreements and consulting agreement do not purport to be complete and are qualified in their entirety by reference to the 1998 Agreement, the Letter Agreement and the Norris Consulting Agreement which have been filed with the SEC.

EXECUTIVE FRINGE BENEFITS

During 2005, our executive officers were entitled to certain fringe benefits not otherwise generally available to our other employees. These benefits include personal financial counseling and tax preparation and a company car. In addition, Mr. Festa has access to a corporate aircraft under an agreement between Grace and NetJets Sales, Inc., which provides for approximately 100 flight hours per year. Other executive officers and key employees also are permitted to travel on such aircraft on occasion for business purposes. As of January 1, 2006, we will no longer offer a company car to our executive officers as a fringe benefit.

CHANGE-IN-CONTROL SEVERANCE AGREEMENTS

In addition to the severance provisions described under ‘‘Retention Agreements’’ below, we have severance agreements with all of our executive officers, which renew automatically unless the Board of Directors elects not to renew them. These agreements generally provide that in the event of the involuntary termination of the individual's employment without cause (including constructive termination caused by a material reduction in his or her authority or responsibility or by certain other circumstances) following a ‘‘change in control,’’ he or she will generally receive a severance payment equal to three times the sum of his or her annual base salary plus target annual incentive compensation (bonus), subject to pro rata reduction in the case of an executive officer who is within 36 months of normal retirement age (65). For purposes of the severance agreements, ‘‘change in control’’ means the acquisition of 20% or more of the outstanding Grace Common Stock (but not if such acquisition is the result of the sale of Common Stock by Grace that has been approved by the Board), the failure of Board-nominated directors to constitute a majority of any class of the Board of Directors, the occurrence of a transaction in which the Grace shareholders immediately preceding such transaction do not own more than 50% of the combined voting power of the entity resulting from such transaction, or the liquidation or dissolution of Grace.

This description of the severance agreements does not purport to be complete and is qualified in its entirety by reference to the form of such agreement, which has been filed with the SEC. As a result of Grace’s Chapter 11 filing, the following events will not constitute a ‘‘change in control’’: (i) the acquisition of Grace Common Stock by a trust established for purposes of administering asbestos-related claims pursuant to a plan of reorganization, and (ii) a corporate transaction pursuant to Section 363 of the U.S. Bankruptcy Code or a plan of reorganization.

RETENTION AGREEMENTS

We have entered into retention agreements with each of the executive officers, other than Mr. Festa and Mr. Brown, whose retention arrangements are covered by their respective employment agreements. These agreements were approved by the Compensation Committee in recognition of the adverse effect that the market performance of the Grace Common Stock has had and is expected to continue to have on our ability to attract and retain key employees. Under the terms of these agreements, in the event of the involuntary termination of the executive officer’s employment under circumstances that would qualify the executive officer for severance pay under the severance plan that generally covers our salaried employees, the executive officer would be entitled to severance pay equal to two times his or her annual base salary. With respect to any executive officer who has another agreement regarding the payment of severance upon termination of employment, if such executive officer becomes entitled to severance under both the terms of the retention agreement and the other agreement, then the executive officer would only receive severance pay under the retention agreement, unless the other agreement provides for a greater amount of severance pay (in which case, the executive officer would only receive severance pay under the other agreement).

EXECUTIVE SALARY PROTECTION PLAN

All executive officers participate in the Executive Salary Protection Plan which provides that, in the event of a participant's disability or death prior to age 70, we will continue to pay all or a portion of base salary to the participant or a beneficiary for a period based on the participant's age at the time of disability or death. Payments under the plan may not exceed 100% of base salary for the first year and 60% thereafter in the case of disability (50% in the case of death). This description of the plan does not purport to be complete and is qualified in its entirety by reference to the text of the Executive Salary Protection Plan, as amended, which is filed with the SEC.

DIRECTORS' COMPENSATION

Under the compensation program for nonemployee directors in effect until June 29, 2005, each nonemployee director received an annual retainer of $50,000 in cash, 50% of which was paid in January and 50% of which was paid in December. In addition, directors received $4,000 ($5,000 for directors holding a committee chair) in cash for each meeting date in respect of the Board meeting and all committee meetings held on that date.

Under the compensation program for nonemployee directors in effect following June 29, 2005, each nonemployee director receives an annual retainer of $75,000 in cash, 50% of which is paid in January and 50% of which is paid December. In addition, directors receive $6,000 ($7,000 for directors holding a committee chair and $9,000 for the lead independent director) in cash for each meeting date in respect of the Board meeting and all committee meetings held on that date. We expect this compensation program to remain in effect during 2006.

We reimburse nonemployee directors for expenses they incur in attending Board and committee meetings. We also maintain business travel accident insurance coverage for our directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2005, the Compensation Committee of the Board was comprised of Messrs. Akers (Chair), Baldwin, Cambre, Murphy and Vanderslice, and Dr. Fox. None of our executive officers serves or in the past has served as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving on our Board of Directors or our Compensation Committee None of these persons is our current or former officer or employee, nor did we have any reportable transactions with any of these persons.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED                    STOCKHOLDER MATTERS

SECURITY OWNERSHIP

The following table sets forth the amount of Grace common stock beneficially owned, directly or indirectly, as of January 31, 2006 by:

•	each person that we know is the beneficial owner of more than 5% of the outstanding shares of Grace common stock

•	each current director

•	each of the individuals named in the Summary Compensation Table set forth in Item 11 above

•	all directors and all executive officers as a group

Name and Address of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned		Percent
Peninsula Partners, L.P. (2)	10,765,600		16.1%
404B East Main Street, 2nd Floor Charlottesville, VA 22902
Citadel Limited Partnership (3)	4,060,868		6.1%
Citadel Investment Group, L.L.C. Kenneth Griffin 131 S. Dearborn Street 32nd Floor Chicago, Illinois 60603
Max Holmes (4)	1,000,000		5.5%
Plainfield Asset Management LLC 55 Railroad Avenue, Third Floor, Greenwich, CT 06830	2,854,300	(O)
J. F. Akers	38,996		*
	74,535	(O)
	15,196	(T)
H. F. Baldwin	21,918		*
R. C. Cambre	28,494		*
A. E. Festa	-0-		-0-
M. A. Fox	41,246		*
	8,942	(T)
J. J. Murphy	38,930		*
	13,958	(O)
	18,629	(T)
P. J. Norris	138,822		1.9%
	1,165,026	(O)
T. A. Vanderslice	39,522		*
	69,876	(O)
	14,932	(T)
R. C. Brown	-0-		-0-
W. M. Corcoran	10,000		*
	84,800	(O)
G. E. Poling	126,948	(O)	*
R. M. Tarola	15,000		*
	202,900	(O)
R. J. Bettacchi	322,287	(O)	*
	25,050	(T)
Directors and executive officers as a group	386,428		3.3%
	1,786,728	(O)
	67,120	(T)

* Indicates less than 1%

(O)	Shares covered by stock options exercisable on or within 60 days after January 31, 2006.

(T)	Shares owned by trusts and other entities as to which the person has the power to direct voting and/or investment.

(1)	The address of each of our directors and executive officers is c/o Secretary, W. R. Grace & Co., 7500 Grace Drive, Columbia, MD 21044.

(2)	The ownership information set forth is based in its entirety on material contained in a Form 4 report dated September 10, 2001 filed with the SEC.

(3)	The ownership information set forth above is based in its entirety on material contained in a Schedule 13G/A dated February 13, 2006 filed with the SEC. The number of shares beneficially owned includes shares owned by the following investment funds and managed accounts: Citadel Wellington LLC; Citadel Kensington Global Strategies Fund Ltd.; and Citadel Equity Fund Ltd. All of such persons share voting and dispositive power.

(4)	The ownership information set forth above is based in its entirety on material contained in a Schedule 13G dated February 14, 2006 filed with the SEC. The number of shares beneficially owned includes shares owned by Plainfield Special Situation Master Fund Limited, a private investment vehicle. Certain of these securities were acquired without compliance with the Bankruptcy Court order limiting purchase, acquisition or accumulation of Grace Common Stock. Plainfield Asset Management LLC has represented that it has not at any time owned shares of Grace Common Stock in an amount greater than 4.75% of the outstanding Grace Common Stock, as calculated in accordance with the Internal Revenue Code. In addition, Plainfield Asset Management LLC has agreed: (i) to sell shares of Grace Common Stock or options to purchase Grace Common Stock or allow options to expire, in an amount sufficient to reduce its total ownership of Grace Common Stock and options to an amount equal to or less than 4.75% of the total outstanding Grace Common Stock calculated in accordance with the Internal Revenue Code; and (ii) not to acquire Grace Common Stock or exercise options at any time while the Bankruptcy Court order is in effect that would cause it to hold more than 4.75% of the total outstanding shares of Grace Common Stock, as calculated in accordance with the Internal Revenue Code, except as permitted by the Bankruptcy Court order.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2005 with respect to our compensation plans under which shares of Grace common stock are authorized for issuance upon the exercise of options, warrants or other rights. The only such compensation plans in effect are stock incentive plans providing for the issuance of stock options. Grace shareholders have approved all of these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,093,646	$13.42	4,768,707

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item discusses certain direct and indirect relationships and transactions involving Grace and any director or executive officer.

Siegel Consulting Agreement – On June 27, 2005, the Bankruptcy Court approved a consulting agreement dated April 27, 2005 between Grace and Mr. Siegel, who retired as Senior Vice President, General Counsel and Chief Restructuring Officer of Grace on April 26, 2005. Under the Siegel Consulting Agreement, Mr. Siegel provides consulting services to Grace on pending litigation and Chapter 11 reorganization matters. Under the Siegel Consulting Agreement, Mr. Siegel is paid $37,500 per month (i.e., $450,000 per year) based on working 900 hours per year. In the event he works more than 900 hours in a year, he would be paid $500 for each additional hour. During the period of the Siegel Consulting Agreement, Mr. Siegel also retains the use of his Grace-provided car and has access to a computer, business telephone and administrative support. Grace or Mr. Siegel may terminate the Siegel Consulting Agreement at any time upon 60 days' written notice. During 2005, we paid Mr. Siegel $300,000 pursuant to the Siegel Consulting Agreement.

Bettacchi Indemnification – In connection with the Montana Criminal Proceeding, we are advancing legal and defense costs to Robert J. Bettacchi, a former Grace Senior Vice President and President of GPC who was an executive officer until

February 7, 2005, subject to a reimbursement obligation if it is later determined that he did not meet the standards for indemnification set forth under the appropriate state corporate law. For the year ended December 31, 2005, we advanced approximately $1,243,800 for Mr. Bettacchi’s defense in this proceeding.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the Board of Directors selected PricewaterhouseCoopers LLP, or PwC, to continue to act as our principal independent accountants for 2005. The following table sets forth the fees that we incurred for the services of PwC for the fiscal years ended December 31, 2005 and 2004:

	2005	2004
Audit Fees	$4,136,600	$4,322,100
Audit-Related Fees	265,600	491,900
Tax Fees	116,100	122,000
All Other Fees	—	—
Total Fees	$4,518,300	$4,936,000

Audit Services consisted of the audit of our consolidated financial statements and our internal controls over financial reporting (as required under Section 404 of the Sarbanes-Oxley Act of 2002), the review of our consolidated quarterly financial statements and statutory audits of certain of Grace’s non-U.S. subsidiaries and affiliates.

Audit-Related Services primarily consisted of (1) an audit of the financial statements of Advanced Refining Technologies, LLC (a joint venture with Chevron Products Company), (2) an audit of Grace’s 401(k) plan, and (3) audits of subsidiary benefit plans as required.

Tax Services consisted of tax advice and compliance for non-U.S. subsidiaries, including preparation of tax returns, and advice relating to Grace’s transfer pricing policies.

The Audit Committee has adopted a preapproval policy that requires the Audit Committee to specifically preapprove the annual engagement of the independent accountants for the audit of our consolidated financial statements and internal controls. The policy also provides for general preapproval of certain audit-related, tax and other services provided by the independent accountants. Any other services must be specifically preapproved by the Audit Committee. However, the Chair of the Audit Committee has the authority to preapprove services requiring immediate engagement between scheduled meetings of the Audit Committee. The Chair must report any such preapproval decisions to the full Audit Committee at its next scheduled meeting. During 2005, no audit-related, tax, or other services were performed by PwC without specific or general approval as described above.

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

For purposes of describing these exhibits, ‘‘Old Grace’’ means W. R. Grace & Co., a Delaware corporation (subsequently renamed Sealed Air Corporation), a predecessor to the Company, and ‘‘Grace New York’’ means W. R. Grace & Co., a New York corporation (subsequently renamed Fresenius Medical Care Holdings, Inc.), a predecessor to Old Grace.

EXHIBIT NO.	EXHIBIT	WHERE LOCATED
2.1	Form of Distribution Agreement, by and among Old Grace, W. R. Grace & Co.-Conn. and Grace Specialty Chemicals, Inc. (now named W. R. Grace & Co.)	Annex B to the Joint Proxy Statement/Prospectus dated February 13, 1998 of Old Grace and Sealed Air Corporation included in Form S-4 (filed 2/13/98)
2.2	Proposed Amended Joint Plan of Reorganization of W. R. Grace & Co. and its debtor subsidiaries dated January 13, 2005	Exhibit 2.2 to Form 10-K (filed 3/7/05)
3.1	Restated Certificate of Incorporation of W. R. Grace & Co.	Exhibit 3.1 to Form 8-K (filed 4/8/98)
3.2	Amended and Restated By-laws of W. R. Grace & Co.	Exhibit 3.2 to Form 8-K (filed 4/29/05)
4.1	Rights Agreement dated as of March 31, 1998 between W. R. Grace & Co. and The Chase Manhattan Bank, as Rights Agent	Exhibit 4.1 to Form 8-K (filed 4/8/98)
4.2	Credit Agreement dated as of May 14, 1998, among W. R. Grace & Co.-Conn., W. R. Grace & Co., the several banks parties thereto; the co-agents signatories thereto; The Chase Manhattan Bank, as administrative agent for such banks; and Chase Securities Inc., as arranger	Exhibit 4.1 to Form 10-Q (filed 8/14/98)
4.3	364-Day Credit Agreement, dated as of May 5, 1999, among W. R. Grace & Co.-Conn.; W. R. Grace & Co.; the several banks parties thereto; the co-agents signatories thereto; Bank of America National Trust and Savings Association, as documentation agent; The Chase Manhattan Bank, as administrative agent for such banks; and Chase Securities Inc., as book manager	Exhibit 4.1 to Form 10-Q (filed 8/3/99)
4.4	First Amendment to 364-Day Credit Agreement dated as of May 5, 1999 among W. R. Grace & Co.-Conn.; W. R. Grace & Co.; the several banks parties thereto; Bank of America National Trust and Savings Association, as document agent; The Chase Manhattan Bank, as administrative agent for such banks; and Chase Securities, Inc., as bank manager	Exhibit 4 to Form 10-Q (filed 8/15/00)
4.5	Post-Petition Loan and Security Agreement dated as of April 1, 2001 among the financial institutions named therein, as Lenders, Bank of America, N.A. as Agent, and W. R. Grace & Co. and its subsidiaries named therein as Debtors and Debtors-in-Possession, as Borrowers	Exhibit 4 to Form 10-Q (filed 8/14/01)
4.6	Amendment No. 1 and Limited Waiver to Post-Petition Loan and Security Agreement	Exhibit 4 to Form 10-Q (filed May 13, 2003)
10.1	Form of Employee Benefits Allocation Agreement, by and among Old Grace, W. R. Grace & Co.-Conn. and Grace Specialty Chemicals, Inc. (now named W. R. Grace & Co.)	Exhibit 10.1 to Form 10-K (filed March 13, 2003)
10.2	Form of Tax Sharing Agreement, by and among Old Grace, W. R. Grace & Co.-Conn. and Grace Specialty Chemicals, Inc. (now named W. R. Grace & Co.)	Exhibit 10.2 to Form 10-K (filed 3/13/03)
10.3	W. R. Grace & Co. 2000 Stock Incentive Plan, as amended	Exhibit 10 to Form 10-Q (filed 8/15/00)*
10.4	W. R. Grace & Co. 1998 Stock Incentive Plan	Exhibit 10.4 to Form 10-K (filed 3/13/03)*

EXHIBIT NO.	EXHIBIT	WHERE LOCATED
10.5	W. R. Grace & Co. 1998 Stock Plan for Nonemployee Directors	Exhibit 10.5 to Form 10-K (filed 3/13/03)*
10.6	W. R. Grace & Co. 1996 Stock Incentive Plan, as amended	Exhibit 10.6 to Form 10-K (filed 3/5/04)*
10.7	W. R. Grace & Co. Supplemental Executive Retirement Plan, as amended	Exhibit 10.7 to Form 10-K (filed 3/28/02)*
10.8	W. R. Grace & Co. Executive Salary Protection Plan, as amended	Exhibit 10.8 to Form 10-K (filed 3/28/02)*
10.9	W. R. Grace & Co. 1994 Stock Incentive Plan, as amended	Exhibit 10.11 to Form 10-K (filed 3/28/02)*
10.10	Form of Stock Option Agreements	Exhibit 10.14 to Registration Statement on Form S-1 of Old Grace (filed 8/2/96)*
10.11	Form of Stock Option Agreements	Exhibit 10.5 to Form 10-Q (filed 5/15/98)*
10.12	Form of 2002-2004 Long-Term Incentive Program Award	Exhibit 10.16 to Form 10-K (filed 3/13/2003)*
10.13	Form of 2003-2005 Long-Term Incentive Program Award	Exhibit 10.29 to Form 10-K (filed 3/5/04)*
10.14	Form of 2004-2006 Long-Term Incentive Program Award	Exhibit 10.29 to Form 10-K (filed 3/7/05)*
10.15	Form of 2005-2007 Long-Term Incentive Program Award	Exhibit 10.1 to Form 8-K (filed 7/21/05)*
10.16	Form of Executive Severance Agreement between Grace and certain officers	Exhibit 10.17 to Form 10-K (filed 3/13/03)*
10.17	Employment Agreement, dated January 1, 2001, by and between Grace and Paul J. Norris	Exhibit 10.20 to Form 10-K (filed 4/16/01)*
10.18	Amendment dated November 6, 2002 to Employment Agreement between Grace and Paul J. Norris	Exhibit 10.19 to Form 10-K (filed 3/13/03)*
10.19	Employment Agreement dated May 11, 1999 between Grace and Robert M. Tarola	Exhibit 10.1 to Form 10-Q (filed 8/13/99)*
10.20	Letter Agreement dated January 30, 2001 between Paul J. Norris, on behalf of Grace, and David B. Siegel	Exhibit 10.22 to Form 10-K (filed 4/16/01)*
10.21	Letter Agreement dated May 7, 1999 between Paul J. Norris, on behalf of Grace, and William M. Corcoran	Exhibit 10.24 to Form 10-K (filed 4/16/01)*
10.22	Form of Indemnification Agreement between Grace and certain officers and directors	Exhibit 10.27 to Form 10-K (filed 4/16/01)*
10.23	Form of Retention Agreement for 2001-2002	Exhibit 10.28 to Form 10-K (filed 4/16/01)*
10.24	Form of Retention Agreement for 2003	Exhibit 10.25 to Form 10-K (filed 3/13/03)*
10.25	Form of Retention Agreement for 2004	Exhibit 10.28 to Form 10-K (filed 3/5/04)*
10.26	Annual Incentive Compensation Program	Exhibit 10.26 to Form 10-K (filed 3/13/03)*
10.27	Letter Agreement dated January 19, 2005 between Paul J. Norris, on behalf of Grace, and Fred Festa	Exhibit 10.1 to Form 8-K (filed 4/29/05)*
10.28	Letter Agreement dated January 19, 2005 between Thomas A. Vanderslice, on behalf of Grace, and Paul J. Norris	Exhibit 10.2 to Form 8-K (filed 4/29/05)*
10.29	Letter Agreement dated April 22, 2005 between Fred Festa, on behalf of Grace, and Richard C. Brown	Exhibit 10.3 to Form 8-K (filed 4/29/05)*
12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends	Filed herewith in Financial Supplement to Grace’s 2005 Form 10-K
21	List of Subsidiaries of W. R. Grace & Co.	Filed herewith

EXHIBIT NO.	EXHIBIT	WHERE LOCATED
23	Consent of Independent Accountants	Filed herewith in Financial Supplement to Grace’s 2005 Form 10-K
24	Powers of Attorney	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Amended Disclosure Statement for proposed Amended Joint Plan of Reorganization of W. R. Grace & Co. and its debtor subsidiaries dated January 13, 2005	Exhibit 99.1 to Form 10-K (filed 3/7/05)
99.2	Glossary of terms used in Plan of Reorganization documents	Exhibit 99.2 to Form 10-K (filed 3/7/05)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

W. R. GRACE & CO.
By: /s/ Alfred E. Festa
Alfred E. Festa (President and Chief Executive Officer)
By: /s/ Robert M. Tarola Robert M. Tarola (Senior Vice President and Chief Financial Officer)

Dated:    March 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2006.

Signature		Title
J. F. Akers*	}
H. F. Baldwin*	}
R. C. Cambre*	}
M. A. Fox*	}	Directors
J. J. Murphy*	}
P. J. Norris*	}
T. A. Vanderslice*	}

/s/ Alfred E. Festa (Alfred E. Festa)	Chief Executive Officer and Director Principal Executive Officer)
/s/ Robert M. Tarola (Robert M. Tarola)	Senior Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

*	By signing his name hereto, Mark A. Shelnitz is signing this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

By: /s/ Mark A. Shelnitz
Mark A. Shelnitz
(Attorney-in-Fact)

Financial Supplement

W. R. GRACE & CO.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

FINANCIAL SUPPLEMENT
to
Annual Report on Form 10-K for the Year Ended December 31, 2005

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

Management’s Report on Financial Information and Internal Controls

Responsibility For Financial Information – We are responsible for the preparation, integrity and objectivity of the Consolidated Financial Statements and the other financial information included in this report. Such information has been prepared in conformity with accounting principles generally accepted in the United States of America and accordingly includes certain amounts that represent management’s best estimates and judgments. Actual amounts could differ from those estimates. We are also responsible for establishing and maintaining adequate internal control over financial reporting. These internal controls consist of policies and procedures that are designed to assess and monitor the effectiveness of the control environment including: risk identification, governance structure, delegations of authority, information flow, communications and control activities. A chartered Disclosure Committee oversees Grace’s public financial reporting process and key managers are required to confirm their compliance with Grace’s policies and internal controls quarterly. While no system of internal controls can ensure elimination of all errors and irregularities, Grace’s internal controls, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed, transactions are properly executed and reported, and appropriate disclosures are made. The concept of reasonable assurance is based on the recognition that there are limitations in all systems of internal control and that the costs of such systems should be balanced with their benefits. The Audit Committee of the Board of Directors, which is comprised solely of independent directors, meets regularly with Grace’s senior financial management, internal auditors and independent registered public accounting firm to review audit plans and results, as well as the actions taken by management in discharging its responsibilities for accounting, financial reporting and internal controls. The Audit Committee is responsible for the selection and compensation of the independent registered public accounting firm. Grace’s financial management, internal auditors and independent registered public accounting firm have direct and confidential access to the Audit Committee at all times.

Report On Internal Control Over Financial Reporting – We and our management are responsible for establishing and maintaining adequate internal control over financial reporting. We together have evaluated Grace’s internal control over financial reporting as of December 31, 2005. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we and our management have concluded that Grace’s internal control over financial reporting is effective as of December 31, 2005. Grace’s independent registered public accounting firm that audited our financial statements included in Item 15 has also audited our assessment of the effectiveness of Grace’s internal control over financial reporting as of December 31, 2005, as stated in their report, which appears on the following page.

Report On Disclosure Controls And Procedures – As of December 31, 2005, we carried out an evaluation of the effectiveness of the design and operation of Grace’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Based upon that evaluation, we concluded that Grace’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in Grace’s periodic filings under the Exchange Act is accumulated and communicated to us to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

/s/ A. E. Festa A. E. Festa President and Chief Executive Officer	/s/ Robert M. Tarola Robert M. Tarola Senior Vice President and Chief Financial Officer

March 10, 2006

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
W. R. Grace & Co.:

We have completed integrated audits of W. R. Grace & Co.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of W. R. Grace & Co. and its subsidiaries (the "Company") at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on April 2, 2001, the Company and substantially all of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code, which raises substantial doubt about the Company’s ability to continue as a going concern in its present form. Management’s intentions with respect to this matter are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
McLean, Virginia
March 10, 2006

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Shareholders and Board of Directors of W. R. Grace & Co.

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 10, 2006, which was modified as to a matter raising substantial doubt about the Company’s ability to continue as a going concern, appearing on page F-4 of this 2005 Annual Report on Form 10-K of W. R. Grace & Co., also included an audit of the Financial Statement Schedule listed on page F-2 in the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibit of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
McLean, Virginia
March 10, 2006

Consent of Independent Registered Public Accounting Firm

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-37024, 333-49083, 333-49507, 333-49509, 333-49511, 333-49513, 333-49515 and 333-49517) of W. R. Grace & Co. of our report dated March 10, 2006 relating to the financial statements, management’s assessment of the effectiveness of internal control over financial reporting appearing on page F-4 of this 2005 Annual Report on Form 10-K of W. R. Grace & Co. We also consent to the incorporation by reference of our report dated March 10, 2006 relating to the Financial Statement Schedule, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
McLean, Virginia
March 10, 2006

Consolidated Financial Statements

W. R. Grace & Co. and Subsidiaries Consolidated Statements of Operations In millions, except per share amounts	Year Ended December 31,
	2005	2004	2003
Net sales	$2,569.5	$2,259.9	$1,980.5
Cost of goods sold, exclusive of depreciation and amortization shown separately below	1,689.8	1,431.5	1,287.8
Selling, general and administrative expenses, exclusive of net pension expense shown separately below	481.1	442.8	362.2
Depreciation and amortization	114.0	108.8	102.9
Research and development expenses	59.2	51.1	52.0
Net pension expense	71.9	61.9	58.1
Interest expense and related financing costs	55.3	111.1	15.6
Provision for environmental remediation	25.0	21.6	142.5
Provision for asbestos-related litigation, net of insurance	—	476.6	30.0
Other (income) expense	(67.4)	(68.4)	(16.7)
	2,428.9	2,637.0	2,034.4
Income (loss) before Chapter 11 expenses, income taxes, and minority interest	140.6	(377.1)	(53.9)
Chapter 11 expenses, net	(30.9)	(18.0)	(14.8)
Benefit from (provision for) income taxes	(21.3)	1.5	12.3
Minority interest in consolidated entities	(21.1)	(8.7)	1.2
Net income (loss)	$67.3	$(402.3)	$(55.2)
Basic earnings (loss) per share:
Net income (loss)	$1.01	$(6.11)	$(0.84)
Weighted average number of basic shares	66.8	65.8	65.5
Diluted earnings (loss) per share:
Net income (loss)	$1.00	$(6.11)	$(0.84)
Weighted average number of diluted shares	67.3	65.8	65.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries Consolidated Statements of Cash Flows In millions	Year Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Income (loss) before Chapter 11 expenses, income taxes, and minority interest	$140.6	$(377.1)	$(53.9)
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	114.0	108.8	102.9
Interest accrued on pre-petition liabilities subject to compromise	50.6	106.4	11.2
Net (gain) loss on sales of investments and disposals of assets	0.7	0.8	1.5
Loss on sale of business	1.1	—	—
Net pension expense	71.9	61.9	58.1
Payments to fund defined benefit pension arrangements	(47.7)	(33.3)	(60.5)
Net gain from litigation settlement	—	(51.2)	—
Cash received from litigation settlement	—	62.5	—
Provision for environmental remediation	25.0	21.6	142.5
Provision for asbestos-related litigation, net of insurance	—	476.6	30.0
Net income from life insurance policies	(3.5)	(3.0)	(5.6)
Provision for uncollectible receivables	2.6	1.9	0.8
Payments under postretirement benefit plans	(11.9)	(12.5)	(12.6)
Expenditures for environmental remediation	(6.7)	(9.0)	(11.2)
Expenditures for retained obligations of divested businesses	(1.0)	(1.8)	(1.3)
Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency translation:
Working capital items	(46.3)	(15.8)	(27.2)
Other accruals and non-cash items	(45.5)	27.4	(19.2)
Net cash provided by (used for) operating activities before income taxes, Chapter 11 expenses and settlement of noncore contingencies	243.9	364.2	155.5
Cash paid to settle noncore contingencies	(119.7)	—	—
Chapter 11 expenses paid	(24.3)	(13.5)	(17.5)
Income taxes paid, net of refunds	(45.7)	(37.7)	(27.2)
Net cash provided by (used for) operating activities	54.2	313.0	110.8
INVESTING ACTIVITIES
Capital expenditures	(80.9)	(62.9)	(86.4)
Businesses acquired, net of cash acquired	(5.5)	(66.3)	(26.9)
Proceeds from termination of life insurance policies	14.8	—	—
Net investment in life insurance policies	(1.7)	(14.0)	(11.6)
Proceeds from life insurance policies	2.2	15.8	11.9
Proceeds from sales of investments and disposals of assets	1.8	1.8	3.9
Proceeds from sale of business	4.5	—	—
Net cash provided by (used for) investing activities	(64.8)	(125.6)	(109.1)
FINANCING ACTIVITIES
Net payment of loans secured by cash value of life insurance	(0.6)	(4.0)	(3.1)
Net (repayments) borrowings under credit arrangements	(10.4)	1.2	2.3
Borrowings under debtor-in-possession facility, net of fees	(2.2)	(2.1)	46.1
Repayments of borrowings under debtor-in-possession facility	—	—	(50.0)
Proceeds from exercise of stock options	3.1	4.2	—
Net cash provided by (used for) financing activities	(10.1)	(0.7)	(4.7)
Effect of currency exchange rate changes on cash and cash equivalents	(15.0)	14.5	28.6
Increase (decrease) in cash and cash equivalents	(35.7)	201.2	25.6
Cash and cash equivalents, beginning of period	510.4	309.2	283.6
Cash and cash equivalents, end of period	$474.7	$510.4	$309.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries Consolidated Balance Sheets	December 31,
In millions, except par value and shares	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$474.7	$510.4
Trade accounts receivable, less allowance of $5.0 (2004 – $5.8)	401.7	390.9
Inventories	278.3	248.3
Deferred income taxes	27.3	16.3
Other current assets	71.6	62.6
Total Current Assets	1,253.6	1,228.5
Properties and equipment, net of accumulated depreciation and amortization of $1,364.3 (2004 – $1,325.9)	589.7	645.3
Goodwill	103.9	111.7
Cash value of life insurance policies, net of policy loans	84.8	96.0
Deferred income taxes	703.9	667.4
Asbestos-related insurance	500.0	500.0
Other assets	281.3	290.0
Total Assets	$3,517.2	$3,538.9
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$2.3	$12.4
Accounts payable	166.8	146.0
Income taxes payable	10.1	7.7
Other current liabilities	197.9	206.1
Total Current Liabilities	377.1	372.2
Debt payable after one year	0.4	1.1
Deferred income taxes	54.3	64.1
Minority interest in consolidated affiliates	36.4	15.4
Unfunded defined benefit pension liability	447.5	424.9
Other liabilities	41.7	75.3
Total Liabilities Not Subject to Compromise	957.4	953.0
Liabilities Subject to Compromise – Note 2	3,155.1	3,207.7
Total Liabilities	4,112.5	4,160.7
Commitments and Contingencies
Shareholders’ Equity (Deficit)
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 2005 – 66,922,196 (2004 – 66,395,721)	0.8	0.8
Paid-in capital	423.4	426.5
Accumulated deficit	(505.9)	(573.2)
Treasury stock, at cost: shares: 2005 – 10,057,564 (2004 – 10,584,039)	(119.7)	(125.9)
Accumulated other comprehensive income (loss)	(393.9)	(350.0)
Total Shareholders’ Equity (Deficit)	(595.3)	(621.8)
Total Liabilities and Shareholders’ Equity (Deficit)	$3,517.2	$3,538.9

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries Consolidated Statements of Shareholders’ Equity (Deficit)
In millions	Common Stock and Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2002	$433.8	$(115.7)	$(137.0)	$(403.3)	$(222.2)
Net income (loss)	—	(55.2)	—	—	(55.2)
Stock plan activity	(0.9)	—	1.1	—	0.2
Other comprehensive income (loss)	—	—	—	113.4	113.4
Balance, December 31, 2003	$432.9	$(170.9)	$(135.9)	$(289.9)	$(163.8)
Net income (loss)	$—	$(402.3)	$—	$—	$(402.3)
Stock plan activity	(5.6)	—	10.0	—	4.4
Other comprehensive income (loss)	—	—	—	(60.1)	(60.1)
Balance, December 31, 2004	$427.3	$(573.2)	$(125.9)	$(350.0)	$(621.8)
Net income (loss)	$—	$67.3	$—	$—	$67.3
Stock plan activity	(3.1)	—	6.2	—	3.1
Other comprehensive income (loss)	—	—	—	(43.9)	(43.9)
Balance, December 31, 2005	$424.2	$(505.9)	$(119.7)	$(393.9)	$(595.3)

W. R. Grace & Co. and Subsidiaries Consolidated Statements of Comprehensive Income (Loss)	Year Ended December 31,
In millions	2005	2004	2003
Net income (loss)	$67.3	$(402.3)	$(55.2)
Other comprehensive income (loss):
Foreign currency translation adjustments	(28.7)	21.9	95.1
Minimum pension liability adjustments, net of income taxes	(15.2)	(82.0)	18.3
Total other comprehensive income (loss)	(43.9)	(60.1)	113.4
Comprehensive income (loss)	$23.4	$(462.4)	$58.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

1.	Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies

W. R. Grace & Co., through its subsidiaries, is engaged in specialty chemicals and specialty materials businesses on a worldwide basis through two operating segments: ‘‘Grace Davison,’’ which includes silica- and alumina-based catalysts and materials used in a wide range of industrial applications; and ‘‘Grace Performance Chemicals,’’ which includes specialty chemicals and materials used in commercial and residential construction and in rigid food and beverage packaging.

W. R. Grace & Co. conducts substantially all of its business through a direct, wholly-owned subsidiary, W. R. Grace & Co.-Conn. (‘‘Grace-Conn.’’). Grace-Conn. owns substantially all of the assets, properties and rights of W. R. Grace & Co. on a consolidated basis, either directly or through subsidiaries.

As used in these notes, the term ‘‘Company’’ refers to W. R. Grace & Co. The term ‘‘Grace’’ refers to the Company and/or one or more of its subsidiaries and, in certain cases, their respective predecessors.

Voluntary Bankruptcy Filing – During 2000 and the first quarter of 2001, Grace experienced several adverse developments in its asbestos-related litigation, including: a significant increase in personal injury claims, higher than expected costs to resolve personal injury and certain property damage claims, and class action lawsuits alleging damages from Zonolite Attic Insulation (‘‘ZAI’’) a former Grace attic insulation product.

After a thorough review of these developments, the Board of Directors concluded that a federal court-supervised bankruptcy process provided the best forum available to achieve fairness in resolving these claims and on April 2, 2001 (the ‘‘Filing Date’’), Grace and 61 of its United States subsidiaries and affiliates, including Grace-Conn. (collectively, the ‘‘Debtors’’), filed voluntary petitions for reorganization (the ‘‘Filing’’) under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the ‘‘Bankruptcy Court’’). The cases were consolidated and are being jointly administered under case number 01-01139 (the ‘‘Chapter 11 Cases’’). Grace’s non-U.S. subsidiaries and certain of its U.S. subsidiaries were not included in the Filing.

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

Principles of Consolidation –  The Consolidated Financial Statements include the accounts of Grace and entities as to which Grace exercises control over operating and financial policies. Intercompany transactions and balances are eliminated in consolidation. Investments in affiliated companies in which Grace can significantly influence operating and financial policies are accounted for under the equity method, unless Grace’s investment is deemed to be temporary, in which case the investment is accounted for under the cost method.

Reclassifications – Certain amounts in prior years' Consolidated Financial Statements have been reclassified to conform to the 2005 presentation.

Use of Estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities reported at the date of the Consolidated Financial Statements, and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates. Changes in estimates are recorded in the period identified. Grace’s accounting measurements that are most affected by management’s estimates of future events are:

•	Contingent liabilities such as asbestos-related matters (see Notes 2 and 3), environmental remediation (see Note 14), income taxes (see Note 14), and litigation (see Note 14).

•	Pension and postretirement liabilities that depend on assumptions regarding discount rates and total returns on invested funds (see Note 18).

•	Liabilities for employee incentive compensation and customer rebates.

•	Depreciation and amortization periods for long-lived assets, including property and equipment, intangible, and other assets.

•	Realization values of various assets such as net deferred tax assets (see Note 4), trade receivables, inventories, insurance receivables, properties and equipment, and goodwill.

The accuracy of these and other estimates may also be materially affected by the uncertainties arising under Grace’s Chapter 11 proceeding.

Revenue Recognition – Grace recognizes revenue when all of the following criteria are satisfied: risk of loss and title transfer to the customer; the price is fixed and determinable; and collectibility is reasonably assured. Certain customer arrangements include conditions for volume rebates. Grace accrues a rebate allowance and reduces recorded sales for anticipated selling price adjustments at the time of sale. Grace regularly reviews rebate accruals based on actual and anticipated sales patterns.

Cash Equivalents – Cash equivalents consist of liquid instruments and investments with maturities of three months or less when purchased. The recorded amounts approximate fair value.

Inventories – Inventories are stated at the lower of cost or market. The methods used to determine cost include first-in/first-out and, for substantially all U.S. inventories, last-in/first-out. Market values for raw materials are based on current cost and, for other inventory classifications, net realizable value. Inventories are evaluated regularly for salability, and slow moving and/or obsolete items are adjusted to expected salable value. Inventory values include direct and certain indirect costs of materials and production. Abnormal costs of production are expensed as incurred.

Properties and Equipment – Properties and equipment are stated at cost. Depreciation of properties and equipment is generally computed using the straight-line method over the estimated useful life of the asset. Estimated useful lives range from 20 to 40 years for buildings, 3 to 7 years for information technology equipment, 3 to 10 years for machinery and equipment and 5 to 10 years for furniture and fixtures. Interest is capitalized in connection with major project expenditures. Fully depreciated assets are retained in properties and equipment and related accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds from disposal, is charged or credited to operations. Obligations for costs associated with asset retirements, such as requirements to restore a site to its original condition, are accrued at net present value and amortized along with the related asset. Grace reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

Goodwill – Goodwill arises from certain purchase business combinations. Grace reviews its goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Recoverability is assessed at the reporting unit level most directly associated with the business combination that generated the goodwill.

Income Taxes – Grace recognizes deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recorded in the Consolidated Financial Statements and tax returns. If it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is provided against such deferred tax assets. The assessment of realization of deferred tax assets is performed annually under scenarios of future taxable income and tax planning alternatives that are considered reasonable in the circumstances.

Foreign Currency Translation –  Assets and liabilities of foreign subsidiaries (other than those located in countries with highly inflationary economies) are translated into U.S. dollars at current exchange rates, while revenues, costs and expenses are translated at average exchange rates during each reporting period. The resulting translation adjustments are included in the ‘‘accumulated other comprehensive income (loss)’’ section of the Consolidated Balance Sheets. The financial statements of subsidiaries located in countries with highly inflationary economies, if any, are remeasured as if the functional currency were the U.S. dollar; the remeasurement creates translation adjustments that are reflected in ‘‘net income (loss)’’ in the Consolidated Statements of Operations.

Financial Instruments – Grace periodically enters into commodity forward and option contracts, interest rate swap agreements and foreign exchange forward and option contracts to manage exposure to fluctuations in commodity prices and interest and foreign currency exchange rates. Grace does not hold or issue derivative financial instruments for trading purposes.

Effect of New Accounting Standards – In March 2005, the Financial Accounting Standards Board (‘‘FASB’’) issued FIN 47, ‘‘Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143,’’ to provide clarification that the term conditional asset retirement obligation, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. The provisions of FIN 47 were adopted in 2005 and did not have a material impact on Grace’s Consolidated Financial Statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123(R), ‘‘Share-Based Payment,’’ to require companies to measure and recognize in operations the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. The provisions of this standard are effective for Grace in 2006. Grace has not granted equity options or rights while in Chapter 11.

In November 2004, the FASB issued SFAS No. 151, ‘‘Inventory Costs — an Amendment of ARB No. 43, Chapter 4,’’ to provide clarification that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period costs. In addition, this standard requires that allocation of fixed production overheads to the costs of inventory be based on the normal capacity of the production facilities. The provisions of this standard are effective for Grace in 2006 and are not expected to have a material impact on Grace’s Consolidated Financial Statements.

Stock Incentive Plans – SFAS No. 123 permits the Company to follow the measurement provisions of Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ and not recognize compensation expense for its stock-based incentive plans. Had compensation cost for the Company’s stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the fair value methodology prescribed by SFAS No. 123, the Company’s net income (loss) and related earnings (loss) per share for the years ended December 31, 2005, 2004, and 2003 would have been reduced to the pro forma amounts indicated below:

Pro Forma Earnings Under SFAS No. 123	Year Ended December 31,
(In millions, except per share amounts)	2005	2004	2003
Net income (loss), as reported	$67.3	$(402.3)	$(55.2)
Deduct:
Total stock-based employee compensation, net of tax effects	—	(0.1)	(1.4)
Pro forma net income (loss)(1)	$67.3	$(402.4)	$(56.6)
Basic earnings (loss) per share:
As reported	$1.01	$(6.11)	$(0.84)
Pro forma net income (loss)(1)	1.01	(6.12)	(0.86)
Diluted earnings (loss) per share:
As reported	$1.00	$(6.11)	$(0.84)
Pro forma net income (loss)(1)	1.00	(6.12)	(0.86)

(1)	These pro forma amounts may not be indicative of future income (loss) and earnings (loss) per share due to Grace’s Chapter 11 Filing.

To determine compensation cost under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. No compensation cost was recognized for the Company’s stock-based incentive compensation plans in pro forma net income for the year ended December 31, 2005 due to the fact that all prior grants had vested and were fully expensed in prior periods. There were no option grants in the years ended 2005, 2004, and 2003.

2.	Chapter 11 Related Information

Plan of Reorganization – On November 13, 2004 Grace filed a plan of reorganization, as well as several associated documents, including a disclosure statement, with the Bankruptcy Court. On January 13, 2005, Grace filed an amended plan of reorganization (the ‘‘Plan’’) and related documents to address certain objections of creditors and other interested parties. The Plan is supported by committees representing general unsecured creditors and equity holders, but is not supported by committees representing asbestos personal injury claimants and asbestos property damage claimants.

Under the terms of the Plan, a trust would be established under Section 524(g) of the Bankruptcy Code to which all pending and future asbestos-related claims would be channeled for resolution. Grace has requested that the Bankruptcy Court conduct an estimation hearing to, among other things, determine the amount that would need to be paid into the trust on the effective date of the Plan to satisfy the estimated liability for all classes of asbestos claimants and trust administration costs and expenses over time. The Plan provides that Grace’s asbestos-related liabilities would be satisfied using cash and securities from Grace and third parties.

The Plan will become effective only after a vote of eligible creditors and with the approval of the Bankruptcy Court and the U.S. District Court for the District of Delaware. Votes on the Plan may not be solicited until the Bankruptcy Court approves the disclosure statement. The Bankruptcy Court has indicated that it will not consider the approval of the disclosure statement until after completion of estimation hearings on the amount of Grace’s asbestos-related liability. The Debtors have received extensions of their exclusive right to propose a plan of reorganization through April 17, 2006.

Under the terms of the Plan, claims would be satisfied under the Chapter 11 cases as follows:

Asbestos-Related Claims and Costs

A trust would be established under Section 524(g) of the Bankruptcy Code to which all pending and future asbestos-related claims would be channeled for resolution. The trust would utilize specified trust distribution procedures to satisfy the following allowed asbestos-related claims and costs:

1.	Personal injury claims that meet specified exposure and medical criteria (Personal Injury-Symptomatic Eligible or ‘‘PI-SE’’ Claims) – In order to qualify for this class, claimants would have to prove that their health is impaired from meaningful exposure to asbestos-containing products formerly manufactured by Grace.

2.	Personal injury claims that do not meet the exposure and medical criteria necessary to qualify as PI-SE Claims (Personal Injury-Asymptomatic and Other or ‘‘PI-AO’’ Claims) – This class would contain all asbestos-related personal injury claims against Grace that do not meet the specific requirements to be PI-SE Claims, but do meet certain other specified exposure and medical criteria.

3.	Property damage claims, including claims related to ZAI (‘‘PD Claims’’) – In order to qualify for this class, claimants would have to prove Grace liability for loss of property value or remediation costs related to products formerly manufactured by Grace that claimants allege contained asbestos.

4.	Trust administration costs and legal expenses

The pending asbestos-related legal proceedings are described in ‘‘Asbestos-Related Litigation’’ (see Note 3). The claims arising from such proceedings would be subject to this classification process as part of the Plan.

The Bankruptcy Court has entered case management orders for estimating liability for personal injury claims and property damage claims (excluding ZAI claims). The case management orders originally contemplated that estimation hearings would take place in September 2006. However, in connection with the latest extensions of the Debtors' exclusive right to propose a plan of reorganization, the Bankruptcy Court has deferred the estimation process to provide the Debtors and the other stakeholders in the Chapter 11 proceeding with an opportunity to negotiate a resolution of all or a portion of the Debtors' asbestos-related liabilities. The Bankruptcy Court has appointed a mediator to facilitate such negotiations. As a result of this deferral, if negotiations are not successful and the Bankruptcy Court resumes the estimation process, the Debtors would not expect estimation hearings to take place until late 2006 or early 2007.

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

Asbestos personal injury claimants, including both PI-SE and PI-AO claims, would have the option either to litigate their claims against the trust in federal court in Delaware or, if they meet specified eligibility criteria, accept a settlement amount based on the severity of their condition. Asbestos property damage claimants would be required to litigate their claims against the trust in federal court in Delaware. The Plan provides that, as a condition precedent to confirmation, the maximum estimated aggregate funding amount for all asbestos-related liabilities (PI-SE, PI-AO and PD including ZAI) and trust administration costs and expenses as determined by the Bankruptcy Court cannot exceed $1,613 million, which Grace believes would fund over $2 billion in claims, costs and expenses over time.

The PI-SE Claims, the PD Claims and the related trust administration costs and expenses would be funded with (1) a payment of $512.5 million in cash (plus interest at 5.5% compounded annually from December 21, 2002) and nine million shares of common stock of Sealed Air Corporation (‘‘Sealed Air’’) to be made directly by Cryovac, Inc., a wholly owned subsidiary of Sealed Air, (‘‘Cryovac’’) to the asbestos trust pursuant to the terms of a settlement agreement resolving asbestos-related, successor liability and fraudulent transfer claims against Sealed Air and Cryovac and (2) Grace common stock. The amount of Grace common stock required to satisfy these claims will depend on the liability measures approved by the Bankruptcy Court and the value of the Sealed Air settlement, which changes daily with the accrual of interest and the trading value of Sealed Air common stock. The Sealed Air settlement agreement has been approved by the Bankruptcy Court, but remains subject to the fulfillment of specified conditions.

The PI-AO Claims would be funded with warrants exercisable for that number of shares of Grace common stock which, when added to the shares issued directly to the trust on the effective date of the Plan, would represent 50.1% of Grace’s voting securities. If the common stock issuable upon exercise of the warrants is insufficient to pay all PI-AO Claims (the liability for which is uncapped under the Plan), then Grace would pay any additional liabilities in cash.

Other Claims

The Plan provides that all allowed administrative or priority claims would be paid 100% in cash and all general unsecured claims, other than those covered by the asbestos trust, would be paid 85% in cash and 15% in Grace common stock. Grace estimates that claims with a recorded value of approximately $1,154 million, including interest accrued through December 31, 2005, would be satisfied in this manner at the effective date of the Plan. Grace would finance these payments with cash on hand, cash from Fresenius Medical Care Holdings, Inc. (‘‘Fresenius’’) paid in settlement of asbestos and other Grace-related claims, new Grace debt, and Grace common stock. Grace would satisfy other non-asbestos related liabilities and claims (primarily certain environmental, tax, pension and retirement medical obligations) as they become due and payable over time using cash flow from operations, insurance proceeds from policies and settlement agreements covering asbestos-related liabilities, and new credit facilities. Proceeds from available product liability insurance applicable to asbestos-related claims would supplement operating cash flow to service new debt and liabilities not paid on the effective date of the Plan.

Effect on Grace Common Stock

The Plan provides that Grace common stock will remain outstanding at the effective date of the Plan, but that the interests of existing shareholders would be subject to dilution by additional shares of common stock issued under the Plan. In addition, in order to preserve significant tax benefits from net operating loss carryforwards (‘‘NOLs’’), which are subject to elimination or limitation in the event of a change in control (as defined by the Internal Revenue Code) of Grace, the Plan places restrictions on the purchase of Grace common stock. The restrictions would prohibit (without the consent of Grace), for a period of three years, a person or entity from acquiring more than 4.75% of the outstanding Grace common stock or, for those persons already holding more than 4.75%, prohibit them from increasing their holdings. The Bankruptcy Court has also approved the trading restrictions described above until the effective date of the Plan.

Grace intends to address all pending and future asbestos-related claims and all other pre-petition claims as outlined in the Plan. However, Grace may not be successful in obtaining approval of the Plan by the Bankruptcy Court and other interested parties. For example, the asbestos creditors committees and future asbestos claimants representative have challenged the confirmability of the Plan, arguing that the Plan impairs the rights of asbestos creditors and impermissibly denies them voting rights, and have asserted that Grace’s asbestos-related liabilities exceed the fair value of Grace’s assets. As a result of these challenges and other Bankruptcy Court rulings, a materially different plan of reorganization may ultimately be approved and, under the ultimate plan of reorganization, the interests of the Company’s shareholders could be substantially diluted or cancelled. The value of Grace common stock following a plan of reorganization, and the extent of any recovery by non-asbestos-related creditors, will depend principally on the allowed value of Grace’s asbestos-related claims as determined by the Bankruptcy Court.

Official Parties to Grace’s Chapter 11 Proceedings – Three creditors’ committees, two representing asbestos claimants and the third representing other unsecured creditors, and a committee representing shareholders, have been appointed in the Chapter 11 Cases. These committees, and a legal representative of future asbestos claimants, have the right to be heard on all matters that come before the Bankruptcy Court and are likely to play important roles in the Chapter 11 Cases. The Debtors are required to bear certain costs and expenses of the committees and of the future asbestos claimants’ representative, including those of their counsel and financial advisors.

Claims Filings – The Bankruptcy Court established a bar date of March 31, 2003 for claims of general unsecured creditors, asbestos-related property damage claims and medical monitoring claims related to asbestos. The bar date did not apply to asbestos-related personal injury claims or claims related to ZAI, which will be dealt with separately.

Approximately 14,900 proofs of claim were filed by the bar date. Of these claims, approximately 9,400 were non-asbestos related, approximately 4,300 were for asbestos-related property damage, and approximately 1,000 were for medical monitoring. The medical monitoring claims were made by individuals who allege exposure to asbestos through Grace’s products or operations. These claims, if sustained, would require Grace to fund ongoing health monitoring costs for qualified claimants. In addition, approximately 765 proofs of claim were filed after the bar date.

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

The Debtors have analyzed the claims as filed and have found that many are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of December 31, 2005, the Debtors had filed objections to approximately 5,400 claims (approximately 100 of which were subsequently withdrawn), approximately 3,950 of which were asbestos property damage claims. Of the 5,300 claims, approximately 2,100 have been expunged, approximately 200 have been resolved, approximately 1,800 have been withdrawn by claimants, and the remaining approximately 1,200 will be addressed through the claims objection process and the dispute resolution procedures approved by the Bankruptcy Court.

Grace believes that its recorded liabilities for claims subject to the bar date represent a reasonable estimate of the ultimate allowable amount for claims that are not in dispute or have been submitted with sufficient information to both evaluate the merit and estimate the value of the claim. The asbestos-related claims are considered as part of Grace’s overall asbestos liability and are being accounted for in accordance with the conditions precedent under the Plan, as described in ‘‘Accounting Impact’’ below. As claims are resolved, or where better information becomes available and is evaluated, Grace will make adjustments to the liabilities recorded on its financial statements as appropriate. Any such adjustments could be material to its consolidated financial position and results of operations.

Litigation Proceedings in Bankruptcy Court – In September 2000, Grace was named in a purported class action lawsuit filed in California Superior Court for the County of San Francisco, alleging that the 1996 reorganization involving a predecessor of Grace and Fresenius AG and the 1998 reorganization involving a predecessor of Grace and Sealed Air were fraudulent transfers. The Bankruptcy Court authorized the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants to proceed with claims against Fresenius and Sealed Air and Cryovac on behalf of the Debtors’ bankruptcy estate.

On November 29, 2002, Sealed Air (and Cryovac) and Fresenius each announced that they had reached agreements in principle with such Committees to settle asbestos, successor liability and fraudulent transfer claims related to such transactions (the ‘‘litigation settlement agreements’’). Under the terms of the Fresenius settlement, subject to the fulfillment of certain conditions, Fresenius would contribute $115.0 million to the Debtors’ estate as directed by the Bankruptcy Court upon confirmation of the Debtors’ plan of reorganization. In July 2003, the Fresenius settlement was approved by the Bankruptcy Court. Under the terms of the Sealed Air settlement, subject to the fulfillment of certain conditions, Cryovac would make a payment of $512.5 million (plus interest at 5.5% compounded annually, commencing on December 21, 2002) and nine million shares of Sealed Air common stock (collectively valued at $1,108.3 million as of December 31, 2005), as directed by the Bankruptcy Court upon confirmation of the Debtors’ plan of reorganization. In June 2005, the Sealed Air settlement was approved by the Bankruptcy Court.

Debt Capital – All of the Debtors’ pre-petition debt is in default due to the Filing. The accompanying Consolidated Balance Sheets reflect the classification of the Debtors’ pre-petition debt within ‘‘liabilities subject to compromise.’’

The Debtors have entered into a debtor-in-possession post-petition loan and security agreement with Bank of America, N.A. (the ‘‘DIP facility’’) in the aggregate amount of $250 million. The term of the DIP facility expires on April 1, 2006. Grace expects to renew the DIP facility at this current level and under similar terms.

Accounting Impact – The accompanying Consolidated Financial Statements have been prepared in accordance with Statement of Position 90-7 (‘‘SOP 90-7’’), ‘‘Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,’’ promulgated by the American Institute of Certified Public Accountants. SOP 90-7 requires that financial statements of debtors-in-possession be prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, the realization of certain of the Debtors’ assets and the liquidation of certain of the Debtors’ liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, the ultimate plan of reorganization could materially change the amounts and classifications reported in the Consolidated Financial Statements.

Pursuant to SOP 90-7, Grace’s pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of December 31, 2005, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation, and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the litigation settlements with Sealed Air and Fresenius, as such agreements are subject to conditions which, although expected to be met, have not been satisfied and confirmed by the Bankruptcy Court. The value available under these litigation settlement agreements as measured at December 31, 2005, was $1,223.3 million comprised of $115.0 million in cash from Fresenius and $1,108.3 million in cash and stock from Cryovac. Payments under the Sealed Air settlement will be made directly to the asbestos trust by Cryovac, and will be accounted for as a satisfaction of a portion of Grace’s recorded asbestos-related liability and a credit to shareholder’s equity.

Grace’s Consolidated Balance Sheets separately identify the liabilities that are ‘‘subject to compromise’’ as a result of the Chapter 11 proceedings. In Grace’s case, ‘‘liabilities subject to compromise’’ represent pre-petition liabilities as determined under U.S. generally accepted accounting principles. Changes to the recorded amount of such liabilities will be based on developments in the Chapter 11 Cases and management’s assessment of the claim amounts that will ultimately be allowed by the Bankruptcy Court. Changes to pre-petition liabilities subsequent to the Filing Date reflect: 1) cash payments under approved court orders; 2) the terms of Grace’s proposed plan of reorganization, as discussed above, including the accrual of interest on pre-petition debt and other fixed obligations; 3) accruals for employee-related programs; and 4) changes in estimates related to other pre-petition contingent liabilities.

Components of liabilities subject to compromise are as follows:

(In millions)	December 31, 2005	December 31, 2004	Filing Date (Unaudited)
Debt, pre-petition plus accrued interest	$684.7	$645.8	$511.5
Asbestos-related liability	1,700.0	1,700.0	1,002.8
Income taxes	134.5	210.4	240.1
Environmental remediation	342.0	345.0	164.8
Postretirement benefits other than pension	101.3	118.9	185.4
Unfunded special pension arrangements	86.4	77.4	70.8
Retained obligations of divested businesses	20.1	25.1	45.5
Accounts payable	31.5	31.3	43.0
Other accrued liabilities	54.6	53.8	102.1
Total Liabilities Subject to Compromise	$3,155.1	$3,207.7	$2,366.0

Note that the unfunded special pension arrangements reflected above exclude non-U.S. plans and qualified U.S. plans that became underfunded subsequent to the Filing. Contributions to qualified U.S. plans are subject to Bankruptcy Court approval.

Change in Liabilities Subject to Compromise

Set forth below is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through December 31, 2005.

(In millions)(Unaudited)	Cumulative Since Filing
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Settlements of noncore contingencies	(119.7)
Other court orders including employee wages and benefits, sales and use tax, and customer programs	(296.9)
Expense/(income) items:
Interest on pre-petition liabilities	203.6
Employee-related accruals	34.2
Change in estimate of asbestos-related contingencies	744.8
Change in estimate of environmental contingencies	265.6
Change in estimate of income tax contingencies	(2.0)
Balance sheet reclassifications	(25.7)
Balance, end of period	$3,155.1

Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court’s allowance of contingent or disputed claims.

Chapter 11 expenses

(In millions)	2005	2004	2003
Legal and financial advisory fees	$38.4	$20.3	$15.4
Interest income	(7.5)	(2.3)	(0.6)
Chapter 11 expenses, net	$30.9	$18.0	$14.8

Pursuant to SOP 90-7, interest income earned on the Debtors’ cash balances must be offset against Chapter 11 expenses.

Condensed financial information of the Debtors

W. R. Grace & Co. – Chapter 11 Filing Entities Debtor-in-Possession Statements of Operation (In millions) (Unaudited)	Year Ended December 31,
	2005	2004	2003
Net sales, including intercompany	$1,267.2	$1,165.4	$1,031.9
Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	896.0	768.7	714.8
Selling, general and administrative expenses, exclusive of net pension expense shown separately below	280.5	262.6	218.2
Research and development expenses	38.4	34.6	38.0
Depreciation and amortization	60.8	57.4	61.1
Net pension expense	51.9	45.9	45.6
Interest expense and related financing costs	54.7	110.7	15.3
Other (income) expense	(107.3)	(74.0)	(66.3)
Provision for environmental remediation	25.0	21.6	142.5
Provision for asbestos-related litigation, net of insurance	—	476.6	30.0
	1,300.0	1,704.1	1,199.2
Income (loss) before Chapter 11 expenses, income taxes, and equity in net income of non-filing entities	(32.8)	(538.7)	(167.3)
Chapter 11 expenses, net	(30.7)	(18.0)	(14.8)
Benefit from (provision for) income taxes	15.0	44.8	45.4
Income (loss) before equity in net income of non-filing entities	(48.5)	(511.9)	(136.7)
Equity in net income of non-filing entities	115.8	109.6	81.5
Net income (loss)	$67.3	$(402.3)	$(55.2)

W. R. Grace & Co. – Chapter 11 Filing Entities Debtor-in-Possession Condensed Statements of Cash Flows (In millions) (Unaudited)	Year Ended December 31,
	2005	2004	2003
Operating Activities
Income (loss) before Chapter 11 expenses, income taxes, and equity in net income of non-filing entities	$(32.8)	$(538.7)	$(167.3)
Reconciliation to net cash provided by (used for) operating activities:
Non-cash items, net	131.4	663.2	237.9
Contributions to defined benefit pension plans	(35.0)	(24.2)	(52.9)
Cash paid to settle noncore contingencies	(119.7)	—	—
Changes in other assets and liabilities, excluding the effect of businesses acquired/divested	(66.3)	87.0	(15.7)
Net cash provided by (used for) operating activities	(122.4)	187.3	2.0
Net cash provided by (used for) investing activities	54.4	38.3	68.7
Net cash provided by (used for) financing activities	(2.8)	(6.1)	(7.0)
Net increase (decrease) in cash and cash equivalents	(70.8)	219.5	63.7
Cash and cash equivalents, beginning of period	340.0	120.5	56.8
Cash and cash equivalents, end of period	$269.2	$340.0	$120.5

W. R. Grace & Co. – Chapter 11 Filing Entities Debtor-in-Possession Balance Sheets (In millions) (Unaudited)	December 31,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$269.2	$340.0
Trade accounts receivable, net	108.0	111.6
Receivables from non-filing entities, net	62.3	37.8
Inventories	86.8	76.9
Other current assets	53.5	38.1
Total Current Assets	579.8	604.4
Properties and equipment, net	342.9	359.9
Cash value of life insurance policies, net of policy loans	84.8	96.0
Deferred income taxes	701.0	666.2
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	306.9	358.6
Investment in non-filing entities	527.9	468.4
Other assets	115.3	101.7
Total Assets	$3,158.6	$3,155.2
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities	$187.3	$174.5
Minority interest in consolidated affiliates	32.6	13.0
Other liabilities	378.9	381.8
Total Liabilities Not Subject to Compromise	598.8	569.3
Liabilities Subject to Compromise	3,155.1	3,207.7
Total Liabilities	3,753.9	3,777.0
Shareholders’ Equity (Deficit)	(595.3)	(621.8)
Total Liabilities and Shareholders’ Equity (Deficit)	$3,158.6	$3,155.2

In addition to Grace’s financial reporting obligations as prescribed by the U.S. Securities and Exchange Commission, the Debtors are also required, under the rules and regulations of the Bankruptcy Code, to periodically file certain statements and schedules and a monthly operating report with the Bankruptcy Court. This information is available to the public through the Bankruptcy Court. This information is prepared in a format that may not be comparable to information in Grace’s quarterly and annual financial statements as filed with the SEC. The monthly operating reports are not audited, do not purport to represent the financial position or results of operations of Grace on a consolidated basis, and should not be relied on for such purposes.

3.    Asbestos-Related Litigation

Grace is a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products. As of the Filing Date, Grace was a defendant in 65,656 asbestos-related lawsuits, 17 involving claims for property damage (one of which has since been dismissed), and the remainder involving 129,191 claims for personal injury. Due to the Filing, holders of asbestos-related claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. Separate creditors’ committees representing the interests of property damage and personal injury claimants, and a legal representative of future personal injury claimants, have been appointed in the Chapter 11 Cases. Grace’s obligations with respect to present and future claims will be determined through the Chapter 11 process.

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

Approximately 4,300 additional property damage claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Such claims were reviewed in detail by Grace, categorized into claims with sufficient information to be evaluated or claims that require additional information and, where sufficient information existed, the estimated cost of resolution was considered as part of Grace’s recorded asbestos-related liability. (Approximately 200 claims did not contain sufficient information to permit an evaluation.) Grace has objected to virtually all property damage claims on a number of different bases, including: no authorization to file a claim; the claim was previously settled or adjudicated; no or insufficient documentation; failure to identify a Grace product; the expiration of the applicable statute of limitations and/or statute of repose, and/or laches; and a defense that the product in place is not hazardous. As of February 21, 2006, following the reclassification, withdrawal or expungement of claims, approximately 990 property damage claims remain outstanding.

Eight of the ZAI cases were filed as purported class action lawsuits in 2000 and 2001. In addition, eight lawsuits were filed as purported class actions in 2004 and 2005 with respect to persons and homes in Canada. These cases seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. The plaintiffs assert that this product is in millions of homes and that the cost of removal could be several thousand dollars per home. As a result of the Filing, the eight U.S. cases have been transferred to the Bankruptcy Court. Based on Grace’s investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that the product was and continues to be safe for its intended purpose and poses little or no threat to human health. The plaintiffs in the ZAI lawsuits (and the U.S. government in the Montana criminal proceeding described in Note 14) dispute Grace’s position on the safety of ZAI. In July 2002, the Bankruptcy Court approved special counsel to represent, at the Debtors’ expense, the ZAI claimants in a proceeding to determine certain threshold scientific issues regarding ZAI. On October 18, 2004, the Bankruptcy Court held a hearing on motions filed by the parties to address a number of important legal and factual issues regarding the ZAI claims, and has taken the motions under advisement. The Bankruptcy Court has indicated that it may require further proceedings with respect to the matters addressed in the motions and no decision has yet been rendered. Given the early stage of litigation, Grace’s recorded asbestos-related liability at December 31, 2005 assumes the risk of loss from ZAI litigation is not probable. If Grace’s view as to the risk of loss were not sustained, management believes the cost to resolve the matter would be material.

Personal Injury Litigation – Asbestos personal injury claimants allege adverse health effects from exposure to asbestos-containing products formerly manufactured by Grace. Claims are generally similar to each other, differing primarily in the type of asbestos-related illness allegedly suffered by the plaintiff. Grace’s cost to resolve such claims has been influenced by numerous variables, including the solvency of other former producers of asbestos containing products, cross-claims by co-defendants, the rate at which new claims are filed, the jurisdiction in which the claims are filed, and the defense and disposition costs associated with these claims.

Cumulatively through the Filing Date, 16,354 asbestos personal injury lawsuits involving approximately 35,720 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved) and approximately 55,489 lawsuits involving approximately 163,698 claims were disposed of (through settlements and judgments) for a total of $645.6 million. As of the Filing Date, 129,191 claims for personal injury were pending against Grace. Grace believes that a substantial number of additional personal injury claims would have been received between the Filing Date and December 31, 2005 had such claims not been stayed by the Bankruptcy Court.

Asbestos-Related Liability – The total recorded asbestos-related liability balance as of December 31, 2005 and December 31, 2004 was $1,700.0 million and is included in ‘‘liabilities subject to compromise.’’ Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on its proposed plan of reorganization as discussed in Note 2. The amount recorded at December 31, 2005 includes the $1,613 million maximum amount reflected as a condition precedent to the Plan and $87 million related to pre-Chapter 11 contractual settlements and judgments included in general unsecured claims.

Under the Plan, Grace is requesting that the Bankruptcy Court determine the aggregate dollar amount, on a net present value basis, that must be funded on the effective date of the Plan into an asbestos trust (established under Section 524(g) of the Bankruptcy Code) to pay all allowed pending and future asbestos-related personal injury and property damage claims (including ZAI) and related trust administration costs and expenses on the later of the effective date of the Plan or when allowed (the ‘‘Funding Amount’’). It is a condition to confirmation of the Plan that the Bankruptcy

Court shall conclude that the Funding Amount is not greater than $1,613 million. This amount, which should be sufficient to fund over $2 billion in pending and future claims, is based in part on Grace’s evaluation of (1) existing but unresolved personal injury and property damage claims, (2) actuarially-based estimates of future personal injury claims, (3) the risk of loss from ZAI litigation, (4) proposed claim payments reflected in the Plan, and (5) the cost of the trust administration and litigation. This amount may not be consistent with what the Bankruptcy Court may conclude would be a sufficient Funding Amount.

The Bankruptcy Court has issued separate case management orders for estimating liability for pending and future personal injury claims and pending property damage claims, excluding ZAI claims. The case management orders originally contemplated that estimation hearings would take place in September 2006. However, in connection with the latest extensions of the Debtors' exclusive right to propose a plan or reorganization, the Bankruptcy Court has deferred the estimation process to provide the Debtors and the other stakeholders in the Chapter 11 proceeding with an opportunity to negotiate a resolution of all or a portion of the Debtors' asbestos-related liabilities. The Bankruptcy Court has appointed a mediator to facilitate such negotiations. As a result of this deferral, if negotiations are not successful and the Bankruptcy Court resumes the estimation process, the Debtors would not expect estimation hearings to take place until late 2006 or early 2007.

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

For property damage claims, the case management order provides that estimation will be preceded by litigation on certain common threshold issues affecting a substantial majority of claims. Such litigation will consist of determining the date by which building owners knew or should have known of the reported hazards of asbestos-containing materials in their buildings, which would provide the basis for a statute of limitations defense, and the evidentiary admissibility of certain asbestos testing methodologies. During the period preceding the estimation hearing, Grace will also ask the Bankruptcy Court to rule on Grace’s specific objections to individual claims and groups of claims. Claims not resolved or expunged through the common issue litigation or the objection process would be the subject of an estimation hearing, which would provide the basis for a Bankruptcy Court determination of the Funding Amount in respect of all property damage claims.

The Funding Amount will be primarily a function of the number of allowed property damage and personal injury claims, and the amount payable per claim. Through the estimation process, Grace will seek to demonstrate that most claims should not be allowed because they fail to establish any material property damage, health impairment or significant occupational exposure to asbestos from Grace’s operations or products. If the Bankruptcy Court agrees with Grace’s position on the number of, and the amounts to be paid in respect of, allowed personal injury and property damage claims, then Grace believes that the Funding Amount could be less than $1,613 million. However, this outcome is highly uncertain and will depend on a number of Bankruptcy Court rulings favorable to Grace’s position.

Conversely, the asbestos claimants committees and the future claimants representative continue to assert that Grace’s asbestos-related liabilities are substantially higher than $1,613 million, and in fact are in excess of Grace’s business value. If the Court accepts the position of the asbestos claimants committees, then any plan of reorganization likely would result in the loss of all or substantially all equity value by current shareholders. Therefore, due to the significant uncertainties of this process and asbestos litigation generally, Grace is not able to estimate a probable Funding Amount that would be accepted by the Bankruptcy Court.

However, as Grace is willing to proceed with confirmation of the Plan with a Funding Amount of up to $1,613 million (assuming that other conditions precedent to confirmation of the Plan are satisfied, including the availability of the payment from Cryovac directly to the asbestos trust under the settlement agreement described in Note 2), during the fourth quarter of 2004, Grace accrued and took a charge of $714.8 million to increase its recorded asbestos-related liability to reflect the maximum amount allowed as a condition precedent under the Plan. This amount, plus $87.0 million for pre-Chapter 11 contractual settlements and judgments, brings the total recorded asbestos-related liability as of December 31, 2005 to $1,700.0 million. Any differences between the Plan as filed and as approved for confirmation could fundamentally change the accounting measurement of Grace’s asbestos-related liability and that change could be material.

Insurance Rights – Grace previously purchased insurance policies that provide coverage for years 1962 to 1985 with respect to asbestos-related lawsuits and claims. Since 1985, insurance coverage for asbestos-related liabilities has not been commercially available to Grace.

With one exception, coverage disputes regarding Grace’s primary insurance policies have been settled, and the settlement amounts paid in full. Grace’s excess coverage is for loss above certain levels. The levels vary from policy to policy, creating ‘‘layers’’ of excess coverage, some of which are triggered before others. As of December 31, 2005, after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements, there remains approximately $960 million of excess coverage from more than 30 presently solvent insurers.

Grace has entered into settlement agreements with various excess insurance carriers. These settlements involve amounts paid and to be paid to Grace. The unpaid maximum aggregate amount available under these settlement agreements is approximately $477 million. With respect to asbestos-related personal injury claims, the settlement agreements generally require that the claims be spread over the claimant’s exposure period and that each insurer pay a pro rata portion of each claim based on the amount of coverage provided during each year of the total exposure period.

Presently, Grace has no agreements in place with insurers with respect to approximately $483 million of excess coverage, which is at layers of coverage that have not yet been triggered, but certain layers would be triggered if the Plan were approved at the recorded asbestos-related liability of $1,700 million. Grace believes that any allowed ZAI claims also would be covered under the settlement agreements and unsettled policies discussed above to the extent they relate to installations of ZAI occurring after July 1, 1973.

Grace has approximately $329 million of excess coverage with insolvent or non-paying insurance carriers. (Non-paying carriers are those that, although technically not insolvent, are not currently meeting their obligations to pay claims.) Grace has filed and continues to file claims in the insolvency proceedings of insolvent carriers. Grace is currently receiving distributions from some of these insolvent carriers and expects to receive distributions in the future. Settlement amounts are recorded as income when received.

Grace estimates that, assuming an ultimate payout of asbestos-related claims equal to the recorded liability of $1,700 million, it should be entitled to approximately $500 million, on a net present value basis, of insurance recovery.

Estimated Insurance Recovery on Asbestos-Related Liabilities (In millions)	2005	2004
Insurance Receivable
Asbestos-related insurance receivable, beginning of year	$500.0	$269.4
Proceeds received under asbestos-related insurance settlements	—	(7.6)
Insurance receivable adjustment	—	238.2
Asbestos-related insurance receivable, end of year expected to be realized as claims are paid	$500.0	$500.0

4.    Income Taxes

The components of income (loss) from consolidated operations before income taxes and the related benefit from (provision for) income taxes for 2005, 2004, and 2003 are as follows:

Income Taxes – Consolidated Operations (In millions)	2005	2004	2003
Income (loss) before income taxes:
Domestic	$10.5	$(549.3)	$(174.0)
Foreign	142.3	148.1	124.5
Intercompany eliminations	(64.2)	(2.6)	(18.0)
	$88.6	$(403.8)	$(67.5)
Benefit from (provision for) income taxes:
Federal – current	$5.1	$32.1	$9.9
Federal – deferred	13.8	14.8	34.5
State and local – current	(1.0)	(0.3)	3.8
Foreign – current	(47.5)	(25.1)	(34.3)
Foreign – deferred	8.3	(20.0)	(1.6)
	$(21.3)	$1.5	$12.3

At December 31, 2005 and 2004, the tax attributes giving rise to deferred tax assets and liabilities consisted of the following items:

Deferred Tax Analysis (In millions)	2005	2004
Liability for asbestos-related litigation	$595.0	$595.0
Net operating loss/credit carryforwards	106.9	100.9
Deferred state taxes	152.3	140.5
Liability for environmental remediation	119.7	120.8
Other postretirement benefits	35.5	41.6
Deferred charges	32.7	37.7
Reserves and allowances	37.3	36.0
Research and development	32.8	33.1
Pension liabilities	145.8	134.4
Foreign loss/credit carryforwards	31.8	34.8
Accrued interest on pre-petition debt	42.5	32.5
Other	6.7	11.7
Total deferred tax assets	1,339.0	1,319.0
Asbestos-related insurance receivable	(180.5)	(180.5)
Pension assets	(32.8)	(32.8)
Properties and equipment	(69.3)	(85.6)
Deferred foreign and other income	(74.5)	(102.7)
Other	(60.5)	(56.4)
Total deferred tax liabilities	(417.6)	(458.0)
Deferred state taxes	(152.3)	(140.5)
Net federal tax assets	(70.7)	(69.4)
Foreign loss carryforwards	(22.3)	(32.7)
Total valuation allowance	(245.3)	(242.6)
Net deferred tax assets	$676.1	$618.4

The deferred tax valuation allowance of $245.3 million consists of: (i) $152.3 million of net deferred tax assets associated with state loss carryforwards and future tax deductions subject to limitations that are likely to restrict benefits otherwise available to Grace, (ii) $22.3 million of tax assets relating to foreign loss and credit carryforwards that are likely to expire unutilized, and (iii) $70.7 million of net federal deferred tax assets relating to net operating losses, tax credit carryforwards and future tax deductions that exceeded Grace’s analysis of the tax assets that could be realized under reasonable scenarios of future taxable income. Based upon anticipated future results, Grace has concluded that it is more likely than not that the balance of the net deferred tax assets, after consideration of the valuation allowance, will be realized. Because of the nature of the items that make up this balance, the realization period is likely to extend over a number of years and the outcome of the Chapter 11 cases could materially impact the amount and the realization period.

At December 31, 2005, there were $112.7 million of U.S. federal net operating loss carryforwards, representing deferred tax assets of $39.4 million, with expiration dates through 2022; $5.2 million of foreign tax credit carryforwards with expiration dates through 2010; $15.8 million of general business credit carryforwards with expiration dates through 2008; and $46.5 million of alternative minimum tax credit carryforwards with no expiration dates.

As part of Grace’s evaluation and planning for the funding requirements of its plan of reorganization, Grace has concluded that the financing of the Plan will likely involve cash and financing from non-U.S. subsidiaries. Grace anticipates that approximately $500 million will be sourced in this manner. Approximately $255 million can be repatriated by way of intercompany debt repayments (including the German loan discussed in Note 6) and the remaining $233 million by way of taxable dividends. Accordingly, Grace has recorded in a prior year a deferred tax liability to recognize the expected taxable elements of financing its plan of reorganization. Grace has not provided for U.S. federal, state, local and foreign deferred income taxes on approximately $279 million of undistributed earnings of foreign subsidiaries that are expected to be retained indefinitely by such subsidiaries for reinvestment.

The difference between the benefit from (provision for) income taxes at the federal income tax rate of 35% and Grace’s overall income tax provision is summarized as follows:

Income Tax Benefit (Provision) Analysis (In millions)	2005	2004	2003
Tax benefit (provision) at federal corporate rate	$(31.0)	$141.3	$23.6
Change in provision resulting from:
Nontaxable income/non-deductible expenses	(1.5)	—	(0.6)
State and local income taxes, net of federal income tax benefit	11.1	13.0	10.9
Federal and foreign taxes on foreign operations	(1.6)	(93.6)	3.8
Change in valuation allowance on deferred tax assets	(2.7)	(59.4)	(15.8)
Chapter 11 expenses (non-deductible)	(10.3)	(6.0)	(4.3)
Tax and interest relating to tax deductibility of interest on life insurance policy loans (See Note 14)	1.2	(1.8)	(5.3)
Adjustments to tax and interest contingencies	13.5	8.0	—
Income tax benefit from (provision for) continuing operations	$(21.3)	$1.5	$12.3

On October 22, 2004, President George W. Bush signed the American Jobs Creation Act of 2004 (the ‘‘Jobs Act’’) into law. The Jobs Act provides for, among other things, an 85% dividends received deduction with respect to certain dividends received from a U.S. corporation’s foreign subsidiaries. The dividends must be used to fund certain permitted domestic activities, as specified in the Jobs Act. These domestic activities include the building or improvement of infrastructure, research and development, and the financial stabilization of the corporation. The IRS recently issued guidelines clarifying that companies such as Grace with net operating loss carryforwards would be eligible to utilize foreign tax credits to offset U.S. taxes on certain foreign dividends. As a result of this clarification, Grace will elect to apply the provisions of the Jobs Act to the approximately $56.2 million in dividends that it received from its foreign subsidiaries during the 2005 tax period.

5.    Acquisitions and Joint Ventures

In 2005, Grace completed four business combinations for a total cash cost of $5.5 million as follows:

•	In February 2005, Grace acquired certain assets of Midland Dexter Venezuela, S.A. (‘‘Midevensa’’). Midevensa supplies coatings and sealants for rigid packaging in the local and export markets of Latin America.

•	In March 2005, Grace acquired certain assets relating to the concrete admixtures business of Perstorp Peramin AB (‘‘Perstorp’’) located in Sweden. Perstorp supplies specialty chemicals and materials to the construction industry in Sweden and other Northern European countries.

•	In November 2005, Grace acquired certain assets of Single-Site Catalysts, LLC, a supplier of organometallic catalysts, serving a variety of industries, including polyolefins and elastomers, with headquarters in Chester, Pennsylvania.

•	In November 2005, Grace acquired Flexit Laboratories Pvt. Ltd., a manufacturer and supplier of chromatography products based in India.

Goodwill recognized in the 2005 transactions amounted to $1.5 million, of which $1.3 million was assigned to Grace Davison and $0.2 million was assigned to Grace Performance Chemicals.

In 2004, Grace completed four business combinations for a total cash cost of $66.3 million as follows:

•	In July 2004, Grace acquired GROM ANALYTIK + HPLC GmbH, a leader in column packing technology and services designed for high performance small molecule separations.

•	In August 2004, Grace acquired Alltech International Holdings, Inc., a global manufacturer and supplier of chromatography products.

•	In August 2004, Grace acquired Pieri Benelux NV. Pieri Benelux had been the exclusive distributor of Grace’s line of Pieri products for architectural concrete in Benelux since the early 1980s.

•	In December 2004, Grace acquired the Triflex® line of synthetic roofing underlayments from Flexia Corporation.

Goodwill recognized in the 2004 transactions amounted to $22.0 million, of which $17.5 million was assigned to Grace Davison and $4.5 million was assigned to Grace Performance Chemicals.

6.    Other (Income) Expense

Components of other (income) expense are as follows:

Other (Income) Expense (In millions)	2005	2004	2003
Income from insurance settlements	$(44.5)	$(11.1)	$—
COLI income, net	(3.5)	(3.0)	(5.6)
Interest income	(3.6)	(3.1)	(4.3)
Net (gain) loss on sales of investments and disposals of assets	1.8	0.8	1.5
Currency translation – intercompany loan	35.9	(29.3)	—
Value of currency contracts	(35.7)	39.5	—
Other currency transaction effects	(0.1)	1.4	4.2
Net gain from litigation settlement	—	(51.2)	—
Other miscellaneous income	(17.7)	(12.4)	(12.5)
Total other (income) expense	$(67.4)	$(68.4)	$(16.7)

Other (income) expense for the year ended December 31, 2005 includes $44.5 million paid by insurance carriers with respect to coverage for past environmental remediation costs and asbestos-related liability under liquidation arrangements or dispute settlements. Other miscellaneous income for the year ended December 31, 2005 includes the favorable impact from prepayment of a royalty obligation ($5.2 million) and an insurance recovery for business interruption losses incurred as a result of Hurricane Rita ($2.7 million).

In March 2004, Grace began accounting for currency fluctuations on a €293 million intercompany loan between Grace's subsidiaries in the United States and Germany as a component of operating results instead of as a component of other comprehensive income. The change was prompted by new tax laws in Germany and Grace's cash flow planning for its Chapter 11 reorganization, which indicated that it is no longer reasonable to consider this loan as part of the permanent capital structure in Germany. In May 2004, Grace entered into a series of foreign currency forward contracts to mitigate future currency fluctuations on the remaining loan balance. Contract amounts of €200.7 million were extended in June 2005 and have varying rates on notional amounts that coincide with loan repayments due periodically through December 2008. No loan repayments were made in 2005. For the year ended December 31, 2005, a $35.7 million contract gain was recognized, offset by a $35.9 million foreign currency loss. These forward contracts are viewed as risk management instruments by Grace and are not used for trading or speculative purposes.

In 2004, Grace recorded a net gain of $51.2 million as a result of the settlement of litigation with Honeywell International, Inc. related to environmental contamination of a non-operating parcel of land.

7.    Goodwill and Other Intangible Assets

For the purpose of measuring impairment under the provisions of SFAS No. 142, Grace has identified its reporting units as refining technologies, hydroprocessing catalysts, engineered materials, specialty catalysts and discovery sciences (Grace Davison), and construction products and packaging technologies (Grace Performance Chemicals). Grace has evaluated its goodwill annually with no impairment charge required.

The carrying amount of goodwill attributable to each operating segment and the changes in those balances during the year ended December 31, 2005 are as follows:

(In millions)	Grace Davison	Grace Performance Chemicals	Total Grace
Balance as of December 31, 2004	$39.7	$72.0	$111.7
Goodwill acquired during the year	1.3	0.2	1.5
Foreign currency translation / other adjustments	(4.7)	(4.6)	(9.3)
Balance as of December 31, 2005	$36.3	$67.6	$103.9

Grace’s net book value of other intangible assets at December 31, 2005 and December 31, 2004 was $87.6 million and $96.3 million, respectively, detailed as follows:

	As of December 31, 2005
(In millions)	Gross Carrying Amount	Accumulated Amortization
Technology	$48.9	$12.1
Patents	0.4	0.3
Customer lists	46.3	11.3
Other	21.4	5.7
Total	$117.0	$29.4

	As of December 31, 2004
(In millions)	Gross Carrying Amount	Accumulated Amortization
Technology	$43.0	$9.6
Patents	0.4	0.3
Customer lists	48.6	8.6
Other	27.0	4.2
Total	$119.0	$22.7

At December 31, 2005, estimated future annual amortization expenses for intangible assets are:

Estimated Amortization Expense (In millions)
2006	$9.6
2007	8.8
2008	8.8
2009	8.7
2010	8.3

8.    Comprehensive Income (Loss)

The tables below present the pre-tax, tax, and after tax components of Grace’s other comprehensive income (loss) for the years ended December 31, 2005, 2004 and 2003:

Year Ended December 31, 2005 (In millions)	Pre-Tax Amount	Tax Benefit	After Tax Amount
Minimum pension liability adjustments	$(23.5)	$8.3	$(15.2)
Foreign currency translation adjustments	(28.7)	—	(28.7)
Other comprehensive income (loss)	$(52.2)	$8.3	$(43.9)
Year Ended December 31, 2004 (In millions)	Pre-Tax Amount	Tax Benefit	After Tax Amount
Minimum pension liability adjustments	$(126.2)	$44.2	$(82.0)
Foreign currency translation adjustments	21.9	—	21.9
Other comprehensive income (loss)	$(104.3)	$44.2	$(60.1)
Year Ended December 31, 2003 (In millions)	Pre-Tax Amount	Tax Expense	After Tax Amount
Minimum pension liability adjustments	$28.2	$(9.9)	$18.3
Foreign currency translation adjustments	95.1	—	95.1
Other comprehensive income (loss)	$123.3	$(9.9)	$113.4

Composition of Accumulated Other Comprehensive Loss (In millions)	2005	2004
Minimum pension liability	$(362.7)	$(347.5)
Foreign currency translation	(31.2)	(2.5)
Accumulated other comprehensive loss	$(393.9)	$(350.0)

Grace is a global enterprise which operates in over 40 countries with local currency generally deemed to be the functional currency for accounting purposes. The foreign currency translation amount represents the adjustment necessary to translate the balance sheets valued in local currencies to the U.S. dollar as of the end of each year presented.

The decline in equity market returns in 2000-2002, coupled with a decline in interest rates from 2000-2004, as well as updated assumptions for expected life-spans and the longevity of Grace’s active work force, created a shortfall between the accounting measurement of Grace’s obligations under certain of its qualified pension plans for U.S. employees and the market value of dedicated pension assets. This condition required Grace to record a minimum pension liability for these plans equal to the funding shortfall and to offset related deferred costs against shareholders’ equity (deficit) at December 31, 2005 and 2004. Market returns in 2005 and 2004 were 6.36% and 9.8%, respectively, for Grace’s qualified domestic pension plan assets and contributions to under-funded domestic plans in 2005 and 2004 were $24.1 million and $19.8 million, respectively. However, these asset gains and contributions were offset by higher liability measures from lower discount rates (moving from 6.25% at December 31, 2003 to 5.5% at December 31, 2004 and 2005) and an increase in assumed life spans of participants. (See Note 18.)

9.	Other Balance Sheet Accounts

(In millions)	2005	2004
Inventories (1)
Raw materials	$60.4	$62.4
In process	32.8	36.1
Finished products	217.7	166.7
General merchandise	33.2	32.2
Less: Adjustment of certain inventories to a last-in/first-out (LIFO) basis	(65.8)	(49.1)
	$278.3	$248.3

(1)	Inventories valued at LIFO cost comprised 52.2% of total inventories at December 31, 2005 and 46.9% at December 31, 2004.

Other Assets
Deferred pension costs	$108.8	$119.5
Deferred charges	64.0	49.9
Long-term receivables, less allowances of $0.7 (2004-$0.8)	7.6	8.3
Patents, licenses and other intangible assets, net	87.6	96.3
Pension-unamortized prior service cost	12.7	15.3
Investments in unconsolidated affiliates and other	0.6	0.7
	$281.3	$290.0
Other Current Liabilities
Accrued compensation	$70.4	$92.9
Deferred tax liability	0.8	1.2
Customer volume rebates	35.4	31.7
Accrued commissions	11.1	11.0
Accrued reorganization fees	18.0	11.4
Other accrued liabilities	62.2	57.9
	$197.9	$206.1

Accrued compensation in the table above includes current amounts due in 2006 under the annual and long-term incentive programs. Other liabilities on the Consolidated Balance Sheet includes amounts expected to be paid under these programs in 2007 and beyond.

10.	Properties and Equipment

(In millions)	2005	2004
Land	$21.2	$23.1
Buildings	425.0	438.8
Information technology and equipment	116.6	113.0
Machinery, equipment and other	1,355.6	1,368.1
Projects under construction	35.6	28.2
Properties and equipment, gross	1,954.0	1,971.2
Accumulated depreciation and amortization	(1,364.3)	(1,325.9)
Properties and equipment, net	$589.7	$645.3

Capitalized interest costs were insignificant for the periods presented. Depreciation and lease amortization expense relating to properties and equipment amounted to $104.9 million in 2005, $101.8 million in 2004, and $96.2 million in 2003. Grace's rental expense for operating leases amounted to $18.7 million in 2005, $16.9 million in 2004, and $15.4 million in 2003. (See Note 14 for information regarding contingent rentals.)

At December 31, 2005, minimum future non-cancelable payments for operating leases were:

Minimum Future Payments under Operating Leases (In millions)
2006	$20.1
2007	17.3
2008	14.8
2009	10.3
2010	9.8
Thereafter	16.2
Total minimum lease payments	$88.5

The above minimum non-cancelable lease payments are net of anticipated sublease income of $1.4 million in 2006, $0.8 million in 2007, $0.4 million in 2008, $0.2 million in 2009, and $0.1 million in 2010.

11.	Life Insurance

Grace is the beneficiary of life insurance policies on certain current and former employees with a net cash surrender value of $84.8 million and $96.0 million at December 31, 2005 and 2004, respectively. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years.

The following tables summarize activity in these policies for 2005, 2004 and 2003, and the components of net cash value at December 31, 2005 and 2004:

Life Insurance – Activity Summary (In millions)	2005	2004	2003
Earnings on policy assets	$6.3	$32.4	$38.7
Interest on policy loans	(2.8)	(29.4)	(33.1)
Premiums	1.7	2.4	2.4
Policy loan repayments	0.6	4.0	3.1
Proceeds from termination of life insurance policies	(14.8)	—	—
Net investing activity	(2.2)	(4.2)	(2.7)
Change in net cash value	$(11.2)	$5.2	$8.4
Tax-free proceeds received	$2.2	$15.8	$11.9

Components of Net Cash Value (In millions)	December 31,
	2005	2004
Gross cash value	$109.2	$484.2
Principal – policy loans	(23.7)	(368.2)
Accrued interest – policy loans	(0.7)	(20.0)
Net cash value	$84.8	$96.0
Insurance benefits in force	$196.3	$2,191.3

Grace’s financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

In January 2005, Grace surrendered and terminated most of these life insurance policies and received approximately $14.8 million of net cash value from the termination. As a result of the termination, gross cash value of the policies was reduced by approximately $381 million and policy loans of approximately $365 million were satisfied. Grace’s insurance benefits in force was reduced by approximately $2 billion. See Note 14 for a discussion of a settlement agreement with the Internal Revenue Service (‘‘IRS’’) with respect to tax contingencies related to these life insurance policies and the tax consequences of terminating such policies.

12.	Debt

Components of Debt (In millions)	2005	2004
Debt payable within one year
Other short-term borrowings (1)	$2.3	$12.4
	$2.3	$12.4
Debt payable after one year
DIP facility (2)	$—	$—
Other long-term borrowings	0.4	1.1
	$0.4	$1.1
Debt Subject to Compromise
Bank borrowings (3)	$500.0	$500.0
Other borrowings (4)	14.3	15.0
Accrued interest (5)	170.4	130.8
	$684.7	$645.8
Full-year weighted average interest rates on total debt	6.1%	6.0%

(1)	Represents borrowings under various lines of credit and other miscellaneous borrowings, primarily by non-U.S. subsidiaries.

(2)	In April 2001, the Debtors entered into a debtor-in-possession post-petition loan and security agreement with Bank of America, N.A. (the ‘‘DIP facility’’) in the aggregate amount of $250 million. The DIP facility is secured by priority liens on substantially all assets of the Debtors, and bears interest based on LIBOR plus 2.00 to 2.25 percentage points. The Debtors have extended the term of the DIP facility through April 1, 2006. The facility is expected to be renewed under similar terms. As of December 31, 2005, the Debtors had no outstanding borrowings under the DIP facility. However, $30.2 million of standby letters of credit were issued and outstanding under the facility as of December 31, 2005, which were issued mainly for trade-related matters such as performance bonds, as well as certain insurance and environmental matters. The outstanding amount of standby letters of credit, as well as other holdback provisions issued under the DIP facility reduces the borrowing availability to $211.3 million. Under the DIP facility, the Debtors are required to maintain $50 million of liquidity, in a combination of cash, cash equivalents and the net cash value of life insurance policies.

(3)	Under bank revolving credit agreements in effect prior to the Filing, Grace could borrow up to $500 million at interest rates based upon the prevailing prime, federal funds and/or Eurodollar rates. Of that amount, $250 million was available under short-term facilities expiring in May 2001, and $250 million was available under a long-term facility expiring in May 2003. As a result of the Filing, Grace was in default under the bank revolving credit agreements, and accordingly, the balance as of the Filing Date was reclassified to debt subject to compromise in the Consolidated Balance Sheet.

(4)	Miscellaneous borrowings primarily consisting of U.S. mortgages.

(5)	In the fourth quarter of 2004, Grace accrued $69.5 million to increase its estimate of interest to which holders of the Debtor’s pre-petition bank credit facilities and letters of credit would be entitled under the Plan. Grace continued to accrue interest at the increased rate throughout 2005.

Interest payments amounted to $2.3 million in 2005, $2.1 million in 2004, and $4.2 million in 2003.

13.	Financial Instruments and Risk

Debt and Interest Rate Swap Agreements – Grace was not a party to any debt or interest rate swaps at December 31, 2005 and December 31, 2004.

Commodity Risk – Certain raw materials and energy are commodities subject to price fluctuation. Grace’s policy is to hedge against volatility in certain raw material and energy purchases using financial instruments as appropriate. Grace also executes long term supply agreements and/or forward commitments to secure materials at stable prices and in quantities fully expected to be used in production. During 2004 and 2005, the Company entered into forward contracts with natural gas suppliers in the U.S. to manage the cost of a portion of quantities required for use at certain U.S. plants.

Currency Risk – Because Grace does business in over 40 countries, results are exposed to fluctuations in foreign exchange rates. The Company seeks to minimize exposure to these fluctuations by matching revenue streams in volatile currencies with expenditures in the same currencies, but it is not always possible to do so. From time to time the Company will use financial instruments such as foreign currency forward contracts, options, or combinations of the two to reduce the risk of certain specific transactions. However, the Company does not have a policy of hedging all exposures, because management does not believe that such a level of hedging would be cost-effective, particularly translation exposures that are not expected to affect cash flows in the near term. In 2004 the Company purchased forward contracts to minimize currency risk related to euro denominated intercompany loans due to a U.S. subsidiary of Grace. In 2005 the Company extended the remaining portion of these forward currency contracts (see Note 6 for further information).

Fair Value of Debt and Other Financial Instruments – At December 31, 2005, the fair value of Grace’s debt payable within one year not subject to compromise approximated the recorded value of $2.3 million. Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. At December 31, 2005, the recorded values of other financial instruments such as cash, short-term investments, trade receivables and payables and short-term debt approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments. Grace’s bank debt subject to compromise is trading at approximately par value plus recorded accrued interest and, accordingly, is considered reflected at fair value.

Credit Risk – Trade receivables potentially subject Grace to credit risk. Concentrations of credit to customers in the petroleum and construction industries represent the greatest exposure. Grace’s credit evaluation policies, relatively short collection terms and history of minimal credit losses mitigate credit risk exposures. Grace does not generally require collateral for its trade accounts receivable, but may require a bank letter of credit in certain instances, particularly when selling to customers in cash restricted countries.

14.	Commitments and Contingent Liabilities

Asbestos-Related Liability – See Note 3

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

Grace’s environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. These liabilities are evaluated based on currently available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, existing technology, prior experience in contaminated site remediation and the apportionment of costs among potentially responsible parties. Grace expects that the funding of environmental remediation activities will be affected by the Chapter 11 proceedings.

At December 31, 2005, Grace’s estimated liability for environmental investigative and remediation costs totaled $342.0 million, as compared with $345.0 million at December 31, 2004. The amount is based on funding and/or remediation agreements in place and Grace’s best estimate of its cost for sites not subject to a formal remediation plan. Grace’s estimated environmental liabilities are included in ‘‘liabilities subject to compromise.’’

For the years ended December 31, 2005 and 2004, Grace recorded pre-tax charges of $25.0 million and $21.6 million, respectively, for environmental matters. Of the pre-tax charges in 2005 and 2004, $22.3 million and $20.0 million, respectively, were in connection with a cost recovery lawsuit brought by the U.S. government relating to Grace’s former vermiculite mining activities near Libby, Montana, and Grace’s evaluation of probable remediation costs at vermiculite processing sites currently or formerly operated by Grace, as described below. The remainder of the pre-tax charges were primarily attributable to the ongoing review of recorded environmental liabilities.

Net cash expenditures charged against previously established reserves for the years ended December 31, 2005, 2004 and 2003 were $28.0 million, $9.0 million, and $11.2 million, respectively. The increase in spending for 2005 was primarily due to a $21.4 million payment made in settlement of remediation liability at a formerly owned site.

Vermiculite Related Matters

From 1963 until 1992, Grace conducted vermiculite mining and related activities near Libby, Montana. Previous owners had conducted similar activities at the Libby site since the 1920s. The mined vermiculite ore contained varying amounts of asbestos as an impurity, almost all of which was removed during processing. Expanded vermiculite was used in products such as fireproofing, insulation and potting soil.

EPA Lawsuit – In November 1999, Region 8 of the Environmental Protection Agency (‘‘EPA’’) began an investigation into alleged excessive levels of asbestos-related disease in the Libby population related to these former mining activities. This investigation led the EPA to undertake additional investigative activity and to carry out response actions in and around Libby. On March 30, 2001, the EPA filed a lawsuit in U.S. District Court for the District of Montana, Missoula Division (United States v. W. R. Grace & Company et al.) under the Comprehensive Environmental Response, Compensation and Liability Act for the recovery of costs allegedly incurred by the United States in response to the release or threatened release of asbestos in the Libby, Montana area relating to such former mining activities. These costs include cleaning and/or demolition of contaminated buildings, excavation and removal of contaminated soil, health screening of Libby residents and former mine workers, and investigation and monitoring costs. In this action, the EPA also sought a declaration of Grace’s liability that would be binding in future actions to recover further response costs.

In December 2002, the District Court granted the United States’ motion for partial summary judgment on a number of issues that limited Grace’s ability to challenge the EPA’s response actions. In January 2003, a trial was held on the remainder of the issues, which primarily involved the reasonableness and adequacy of documentation of the EPA’s cost recovery claims through December 31, 2001. On August 28, 2003, the District Court issued a ruling in favor of the United States that requires Grace to reimburse the government for $54.5 million (plus interest) in costs expended through December 2001, and for all appropriate future costs to complete the clean-up. The Ninth Circuit Court of Appeals upheld the District Court’s rulings. Grace intends to appeal this case to the U.S. Supreme Court.

Grace’s total estimated liability for vermiculite-related remediation at December 31, 2005 and December 31, 2004 was $226.2 million and $204.2 million, respectively. The estimate does not include the cost to clean-up the Grace-owned mine site at Libby, which is not currently estimable. Grace’s estimate of costs is based on public comments regarding the EPA’s spending plans, discussions of spending forecasts with EPA representatives, analysis of other information made available from the EPA, and evaluation of probable remediation costs at vermiculite processing sites. However, the EPA’s cost estimates have increased regularly and substantially over the course of this clean-up. Consequently, as the EPA’s spending on these matters increases, Grace’s liability for remediation will increase.

Montana Criminal Proceeding – On February 7, 2005, the United States Department of Justice announced the unsealing of a 10-count grand jury indictment against Grace and seven current or former senior level employees (United States of America v. W. R. Grace & Co. et al) relating to Grace’s former vermiculite mining and processing activities in Libby, Montana. Two of the counts have since been dismissed. The indictment accuses the defendants of (1) conspiracy to violate environmental laws and obstruct federal agency proceedings; (2) violations of the federal Clean Air Act; and (3) obstruction of justice. The U.S. District Court for the District of Montana has entered a scheduling order setting a trial date of September 11, 2006.

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

The U.S. Bankruptcy Court previously granted Grace's request to advance legal and defense costs to the employees, subject to a reimbursement obligation if it is later determined that the employees did not meet the standards for indemnification set forth under the appropriate state corporate law. For the year ended December 31, 2005, total expense for Grace and the employees was $20.0 million, which is included in selling, general and administrative expenses.

Grace is unable to assess whether the indictment, or any conviction resulting therefrom, will have a material adverse effect on the results of operations or financial condition of Grace or affect Grace's bankruptcy proceedings. However, Grace expects legal fees for this matter could range from $7 million to $10 million per quarter through the trial date. Such costs will be expensed as incurred.

New Jersey Lawsuit – On June 1, 2005, the New Jersey Department of Environmental Protection (‘‘DEP’’) filed a lawsuit against Grace and two former employees seeking civil penalties for alleged misrepresentations and false statements made in a Preliminary Assessment/Site Investigation Report and Negative Declarations submitted by Grace to the DEP in 1995 pursuant to the New Jersey Industrial Site Recovery Act. Grace submitted the Report, which was prepared by an independent environmental consultant, in connection with the closing of Grace’s former plant in Hamilton Township, New Jersey. Grace is also aware that the State of New Jersey and U.S. Department of Justice each are conducting criminal investigations related to Grace’s former operations of such plant.

Grace purchased the Hamilton plant assets in 1963 and ceased operations in 1994. During the operating period, Grace produced spray-on fire protection products and vermiculite-based products at this plant. The current property owners are conducting remediation activities as directed by the EPA. The property owners and the EPA have filed proofs of claim against Grace in the amount of approximately $4 million with respect to the Hamilton plant site.

Grace is unable at this time to assess the effect of this lawsuit or the pending criminal investigations on Grace’s results of operations, cash flows, or liquidity, or on its bankruptcy proceeding.

Non-Vermiculite Related Matters

At December 31, 2005 and 2004, Grace’s estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $115.8 million and $140.8 million, respectively. This liability relates to Grace’s current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. The decrease in the liability in 2005 was primarily due to a $21.4 million Bankruptcy Court approved payment made in settlement of remediation liability at a formerly owned site. During the fourth quarter of 2005, Grace recorded a net $2.7 million increase to its estimated environmental liability for non-vermiculite related sites as a result of settlement discussions with the EPA related to certain sites, and investigation of environmental conditions at a current operating plant. During the fourth quarter of 2004, Grace recorded a $1.6 million increase to its estimated environmental liability for non-vermiculite related sites in connection with the investigation of environmental conditions at a current operating plant. Grace’s estimated liability is based upon an evaluation of claims for which sufficient information was available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.

Contingent Rentals – Grace is the named tenant or guarantor with respect to leases entered into by previously divested businesses. These leases, some of which extend through the year 2017, have future minimum lease payments aggregating $91.3 million, and are fully offset by anticipated future minimum rental income from existing tenants and subtenants. In addition, Grace is liable for other expenses (primarily property taxes) relating to the above leases; these expenses are paid by current tenants and subtenants. Certain of the rental income and other expenses are payable by tenants and subtenants that have filed for bankruptcy protection or are otherwise experiencing financial difficulties. Grace believes that any loss from these lease obligations would be immaterial. Grace has rejected certain of these leases as permitted by the Bankruptcy Code, the financial impacts of which are insignificant.

Tax Matters – On May 19, 2005, Grace received a revised examination report (the ‘‘1993-1996 Examination Report’’) from the Internal Revenue Service (the ‘‘IRS’’) for the 1993-1996 tax periods asserting, in the aggregate, approximately $77.3 million of proposed tax adjustments, plus accrued interest. The most significant issue addressed in the 1993-1996 Examination Report concerns corporate-owned life insurance (‘‘COLI’’) policies, as discussed below. Grace reached an agreement with the IRS with respect to all proposed tax adjustments in the Examination Report with the exception of approximately $7.0 million of proposed adjustments relating to research and development credits. On April 14, 2005, Grace made a $90 million payment to the IRS with respect to federal taxes and accrued interest for the 1993-1996 tax periods, consistent with the revised Examination Report. On June 17, 2005, Grace filed its protest with respect to the R&D matter with the IRS Office of Appeals and on December 7, 2005 Grace received an acknowledgment from that office that the matter is under consideration at IRS Appeals.

With respect to COLI, in 1988 and 1990, Grace acquired COLI policies and funded policy premiums in part using loans secured against policy cash surrender value. Grace claimed a total of approximately $258 million in deductions attributable to interest accrued on such loans through the 1998 tax year, after which such deductions were no longer permitted by law. On January 20, 2005, Grace terminated the COLI policies and Grace, Fresenius, Sealed Air and the IRS entered into a COLI Closing Agreement. Under the COLI Closing Agreement, the government allowed 20% of the aggregate amount of the COLI interest deductions and Grace owed federal income tax and interest with respect to the remaining 80% of the COLI interest deductions disallowed. The federal tax liability resulting from the COLI settlement is approximately $57.5 million, $10.4 million of which was paid in 2000 in connection with the 1990-1992 tax audit, and $30.8 million of which was paid in the April 14, 2005 payment in connection with the 1993-1996 federal tax audit discussed above. The remaining approximately $16.3 million of additional tax liability will be satisfied in connection with the 1997 and 1998 federal tax audits, which are still under examination by the IRS. The COLI Closing Agreement also provides that, with respect to the termination of the COLI policies, Grace will include 20% of the gain realized in taxable income, with the government exempting 80% of such gain from tax. As a result of the termination, Grace received $14.8 million in cash proceeds and will report income for tax purposes of approximately $60 million in 2005. It is anticipated that Grace will apply its net operating loss carryforwards to offset the taxable income generated from terminating the COLI policies, although alternative minimum taxes may apply.

As a consequence of having finally determined federal tax adjustments for the 1990-1996 tax periods, Grace became liable for additional state taxes plus interest accrued thereon. Grace’s estimate for state taxes and interest to be paid for these years is approximately $18.3 million, of which it has already paid approximately $6.3 million. The remainder is expected to be paid in accordance with Grace’s bankruptcy proceedings.

Grace’s federal tax returns covering 1997 and later years are either under examination by the IRS or open for future examination. In connection with the years 1997 – 2001 that are currently under examination, Grace reached agreement with the IRS on a number of issues. After taking all issues into consideration, Grace reduced its recorded liabilities in 2005 by $13.5 million. Grace believes that the remaining recorded tax liability is adequate to cover the impact of probable tax return adjustments at December 31, 2005.

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

Purchase Commitments – Grace engages in purchase commitments to minimize the volatility of major components of direct manufacturing costs including natural gas, certain metals, asphalt, amines and other materials. Such commitments are for quantities that Grace fully expects to use in its normal operations.

Guarantees and Indemnification Obligations – Grace is a party to many contracts containing guarantees and indemnification obligations. These contracts primarily consist of:

•	Contracts providing for the sale of a former business unit or product line in which Grace has agreed to indemnify the buyer against liabilities arising prior to the closing of the transaction, including environmental liabilities. These liabilities are included in ‘‘liabilities subject to compromise’’ in the Consolidated Balance Sheets;

•	Guarantees of real property lease obligations of third parties, typically arising out of (a) leases entered into by former subsidiaries of Grace, or (b) the assignment or sublease of a lease by Grace to a third party. These obligations are included in ‘‘liabilities subject to compromise’’ in the Consolidated Balance Sheets;

•	Licenses of intellectual property by Grace to third parties in which Grace has agreed to indemnify the licensee against third party infringement claims;

•	Contracts entered into with third party consultants, independent contractors, and other service providers in which Grace has agreed to indemnify such parties against certain liabilities in connection with their performance. Based on historical experience and the likelihood that such parties will ever make a claim against Grace, such indemnification obligations are immaterial; and

•	Product warranties with respect to certain products sold to customers in the ordinary course of business. These warranties typically provide that product will conform to specifications. Grace generally does not establish a liability for product warranty based on a percentage of sales or other formula. Grace accrues a warranty liability on a transaction-specific basis depending on the individual facts and circumstances related to each sale. Both the liability and annual expense related to product warranties are immaterial to the Consolidated Financial Statements.

Financial Assurances – Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At December 31, 2005, Grace had gross financial assurances issued and outstanding of $257.8 million, comprised of $135.1 million of surety bonds issued by various insurance companies, and $122.7 million of standby letters of credit and other financial assurances issued by various banks.

Accounting for Contingencies – Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. generally accepted accounting principles. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace’s Chapter 11 proceedings. Accruals recorded for such contingencies have been included in ‘‘liabilities subject to compromise’’ on the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at December 31, 2005.

15.	Shareholders' Equity (Deficit)

Under its Certificate of Incorporation, the Company is authorized to issue 300,000,000 shares of common stock, $0.01 par value. Of the common stock unissued at December 31, 2005, 7,093,646 shares were reserved for issuance pursuant to stock options and other stock incentives. The Company has not paid a dividend on its common stock since 1998. The Company is not permitted to pay dividends on its common stock while it is in bankruptcy. The Certificate of Incorporation also authorizes 53,000,000 shares of preferred stock, $0.01 par value, none of which has been issued. Of the total, 3,000,000 shares have been designated as Series A Junior Participating Preferred Stock and are

reserved for issuance in connection with the Company’s Preferred Stock Purchase Rights (‘‘Rights’’). A Right trades together with each outstanding share of common stock and entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock under certain circumstances and subject to certain conditions. The Rights are not and will not become exercisable unless and until certain events occur, and at no time will the Rights have any voting power.

16.	Earnings (Loss) Per Share

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share.

Earnings (Loss) Per Share (In millions, except per share amounts)	2005	2004	2003
Numerators
Net income (loss)	$67.3	$(402.3)	$(55.2)
Denominators
Weighted average common shares – basic calculation	66.8	65.8	65.5
Dilutive effect of employee stock options	0.5	—	—
Weighted average common shares – diluted calculation	67.3	65.8	65.5
Basic earnings (loss) per share	$1.01	$(6.11)	$(0.84)
Diluted earnings (loss) per share	$1.00	$(6.11)	$(0.84)

Stock options that could potentially dilute basic earnings (loss) per share (that were excluded from the computation of diluted earnings (loss) per share because their exercise prices were greater than the average market price of the common shares) averaged approximately 6.8 million in 2005, 8.1 million in 2004, and 9.4 million in 2003. As a result of the 2004 and 2003 net losses, approximately 300,000 and 100,000, respectively, of employee compensation-related shares issuable under stock options also were excluded from the diluted loss per share calculation because their effect would have been antidilutive.

17.	Stock Incentive Plans

Each stock option granted under the Company’s stock incentive plans has an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Options become exercisable at the time or times determined by the Compensation Committee of the Company’s Board of Directors and may have terms of up to ten years and one month.

The following table sets forth information relating to such options during 2005, 2004 and 2003:

Stock Option Activity	2005
	Number of Shares	Average Exercise Price
Balance at beginning of year	7,691,580	$12.92
Options exercised	(526,475)	5.92
Options terminated or cancelled	(71,459)	14.19
Balance at end of year	7,093,646	13.42
Exercisable at end of year	7,093,646	$13.42
	2004
Balance at beginning of year	9,582,784	$12.02
Options exercised	(781,657)	5.43
Options terminated or cancelled	(1,109,547)	10.41
Balance at end of year	7,691,580	12.92
Exercisable at end of year	7,691,580	$12.92
	2003
Balance at beginning of year	10,440,417	$11.94
Options exercised	(15,831)	2.40
Options terminated or cancelled	(841,802)	11.24
Balance at end of year	9,582,784	12.02
Exercisable at end of year	9,227,438	$12.39

Currently outstanding options expire on various dates through September 2011. At December 31, 2005, 4,768,707 shares were available for additional stock option or restricted stock grants. The following is a summary of stock options outstanding at December 31, 2005:

Stock Options Outstanding

Exercise Price Range	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1-$8	695,813	6.00	$2.66	695,813	$2.66
$8-$13	2,484,974	2.88	12.33	2,484,974	12.33
$13-$18	2,547,959	4.60	14.19	2,547,959	14.19
$18-$21	1,364,900	3.02	19.47	1,364,900	19.47
	7,093,646	3.83	13.42	7,093,646	13.42

18.	Pension Plans and Other Postretirement Benefits Plans

Pension Plans – Grace maintains defined benefit pension plans covering employees of certain units who meet age and service requirements. Benefits are generally based on final average salary and years of service. Grace funds its U.S. qualified pension plans (‘‘U.S. qualified pension plans’’) in accordance with U.S. federal laws and regulations. Non-U.S. pension plans (‘‘non-U.S. pension plans’’) are funded under a variety of methods, as required under local laws and customs.

Grace also provides, through nonqualified plans, supplemental pension benefits in excess of U.S. qualified pension plan limits imposed by federal tax law. These plans cover officers and higher-level employees and serve to increase the combined pension amount to the level that they otherwise would have received under the U.S. qualified pension plans in the absence of such limits. The nonqualified plans are unfunded and Grace pays the costs of benefits as they are incurred.

At the December 31, 2005 measurement date for Grace’s defined benefit pension plans (the ‘‘Plans’’), the accumulated benefit obligation (‘‘ABO’’) was approximately $1,386 million as measured under U.S. generally accepted accounting principles. At December 31, 2005, Grace’s recorded pension liability for underfunded plans was $533.9 million ($447.5 million included in liabilities not subject to compromise and $86.4 million related to supplemental pension benefits, included in ‘‘liabilities subject to compromise’’). The recorded liability reflects 1) the shortfall between dedicated assets and the ABO of underfunded plans ($321.4 million); and 2) the ABO of pay-as-you-go plans ($212.5 million).

Postretirement Benefits Other Than Pensions – Grace provides postretirement health care and life insurance benefits (referred to as other post-employment benefits or ‘‘OPEB’’) for retired employees of certain U.S. business units and certain divested units. The postretirement medical plan provides various levels of benefits to employees hired before 1991 and who retire from Grace after age 55 with at least 10 years of service. These plans are unfunded and Grace pays a portion of the costs of benefits under these plans as they are incurred. Grace applies SFAS No. 106, ‘‘Employers’ Accounting for Postretirement Benefits Other Than Pensions,’’ which requires that the future costs of postretirement health care and life insurance benefits be accrued over the employees’ years of service.

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

For 2005 measurement purposes, per capita costs, before retiree contributions, were assumed to initially increase at a rate of 10.5%. The rate is assumed to decrease gradually to 5.0% through 2010 and remain at that level thereafter. A one percentage point increase or decrease in assumed health care medical cost trend rates would have a negligible impact on Grace’s postretirement benefit obligations.

In December 2003, President George W. Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the ‘‘Act’’) into law. The Act introduces a prescription drug benefit under Medicare (‘‘Medicare Part D’’) as well as a federal subsidy to companies that provide a benefit that is at least actuarially equivalent (as defined in the Act) to Medicare Part D. On January 21, 2005, the Center for Medicare and Medicaid Services released the final regulations implementing the Act. Grace has determined that the prescription drug benefit under its postretirement health care plan is actuarially equivalent to the Medicare Part D benefit. Therefore, the accumulated postretirement benefit obligation (APBO) was remeasured as of January 21, 2005 to reflect the amount associated with the federal subsidy. The APBO was reduced by approximately $14.6 million and the net periodic benefit cost for 2005 was reduced by approximately $1.9 million due to the effect of the federal subsidy.

Analysis of Plan Accounting and Funded Status – The following table summarizes the changes in benefit obligations and fair value of retirement plan assets during 2005 and 2004 (Grace uses a December 31 measurement date for the majority of its plans):

Change in Financial Status of Retirement Plans (In millions)		Pension						Other Post-Retirement Plans
		U.S.		Non-U.S.		Total
		2005	2004	2005	2004	2005	2004	2005	2004
Change in Projected Benefit Obligation (PBO)
Benefit obligation at beginning of year		$1,079.6	$918.1	$360.9	$293.9	$1,440.5	$1,212.0	$115.0	$127.0
Service cost		16.4	14.1	6.9	6.3	23.3	20.4	0.5	0.5
Interest cost		57.9	59.5	17.1	16.4	75.0	75.9	4.9	6.6
Plan participants’ contributions		—	—	0.8	0.8	0.8	0.8	—	—
Amendments		2.9	—	—	—	2.9	—	—	—
Curtailments/settlements recognized		(0.3)	—	2.3	—	2.0	—	—	—
Acquisitions		—	—	—	—	—	—	—	—
Change in discount rates and other assumptions		29.1	162.1	30.3	29.1	59.4	191.2	(19.9)	(6.6)
Benefits paid		(91.4)	(74.2)	(14.7)	(14.4)	(106.1)	(88.6)	(11.9)	(12.5)
Currency exchange translation adjustments		—	—	(39.3)	28.8	(39.3)	28.8	—	—
Benefit obligation at end of year		$1,094.2	$1,079.6	$364.3	$360.9	$1,458.5	$1,440.5	$88.6	$115.0
Change in Plan Assets
Fair value of plan assets at beginning of year		$665.7	$658.1	$225.7	$193.2	$891.4	$851.3	$—	$—
Actual return on plan assets		36.2	57.6	34.1	18.9	70.3	76.5	—	—
Employer contributions		35.0	24.2	12.7	9.1	47.7	33.3	11.9	12.5
Acquisitions		—	—	—	—	—	—	—	—
Plan participants’ contributions		—	—	0.8	0.8	0.8	0.8	—	—
Benefits paid		(91.4)	(74.2)	(14.7)	(14.4)	(106.1)	(88.6)	(11.9)	(12.5)
Currency exchange translation adjustments		—	—	(21.5)	18.1	(21.5)	18.1	—	—
Fair value of plan assets at end of year		$645.5	$665.7	$237.1	$225.7	$882.6	$891.4	$—	$—
Funded status (PBO basis)		$(448.7)	$(413.9)	$(127.2)	$(135.2)	$(575.9)	$(549.1)	$(88.6)	$(115.0)
Unrecognized transition obligation		—	—	—	—	—	—	—	—
Unrecognized actuarial loss		581.1	561.0	125.7	136.7	706.8	697.7	24.5	46.1
Unrecognized prior service cost (benefit)		12.6	15.2	2.2	3.2	14.8	18.4	(37.2)	(50.0)
Net amount recognized		$145.0	$162.3	$0.7	$4.7	$145.7	$167.0	$(101.3)	$(118.9)
Amounts recognized in the Consolidated Balance Sheet consist of:
Deferred pension costs		$3.4	$2.9	$105.4	$116.6	$108.8	$119.5	$—	$—
Pension obligation		(407.8)	(371.0)	(126.1)	(131.3)	(533.9)	(502.3)	(101.3)	(118.9)
Intangible asset		12.7	15.3	—	—	12.7	15.3	N/A	N/A
Accumulated other comprehensive loss		536.7	515.1	21.4	19.4	558.1	534.5	N/A	N/A
Net amount recognized		$145.0	$162.3	$0.7	$4.7	$145.7	$167.0	$(101.3)	$(118.9)
Increase (Decrease) in Minimum Liability Included in Other Comprehensive Income (Loss)		$21.6	$116.9	$2.0	$9.2	NM	NM	NM	NM
Weighted Average Assumptions Used to Determine Benefit Obligations as of December 31
Discount rate		5.50%	5.50%	4.66%	5.11%	NM	NM	5.50%	5.50%
Rate of compensation increase		4.25%	4.25%	3.42%	3.51%	NM	NM	NM	NM
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost (Income) for Years Ended December 31	U.S.
	2006
Discount rate	5.50%	5.50%	6.25%	5.11%	5.52%	NM	NM	5.50%	6.25%
Expected return on plan assets	8.00%	8.00%	8.00%	7.21%	7.27%	NM	NM	NM	NM
Rate of compensation increase	4.25%	4.25%	4.25%	3.51%	3.50%	NM	NM	NM	NM

NM — Not meaningful

N/A — Not applicable

Components of Net Periodic Benefit Cost (Income) (In millions)	2005			2004			2003
	U.S.	Non-U.S.	Other	U.S.	Non-U.S.	Other	U.S.	Non-U.S.	Other
Service cost	$16.4	$6.9	$0.5	$14.1	$6.3	$0.5	$9.8	$5.3	$0.6
Interest cost	57.9	17.1	4.9	59.5	16.4	6.6	56.4	14.4	8.1
Expected return on plan assets	(51.1)	(15.5)	—	(50.7)	(14.3)	—	(44.5)	(13.3)	—
Amortization of transition obligation	—	—	—	—	0.1	—	—	0.5	—
Amortization of prior service cost (benefit)	5.1	0.7	(12.7)	5.4	0.7	(12.7)	5.5	0.6	(12.7)
Amortization of unrecognized actuarial loss	22.9	8.1	1.6	17.6	6.3	2.6	18.4	4.4	3.7
Net curtailment and settlement loss	1.1	2.3	—	—	0.5	—	—	0.6	—
Net periodic benefit cost (income)	$52.3	$19.6	$(5.7)	$45.9	$16.0	$(3.0)	$45.6	$12.5	$(0.3)

Funded Status of U.S. Pension Plans (In millions)	Fully-Funded U.S.(1) Qualified Pension Plans			Underfunded U.S.(1) Qualified Pension Plans			Unfunded U.S.(2) Nonqualified Plans
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Projected benefit obligation	$3.2	$2.9	$8.5	$999.4	$993.3	$837.4	$91.6	$83.4	$72.2
Accumulated benefit obligation (ABO)	$3.2	$2.9	$8.4	$961.6	$954.9	$818.3	$86.4	$77.4	$69.5
Fair value of plan assets	5.3	4.4	10.5	640.2	661.3	647.6	—	—	—
Funded status (ABO basis)	$2.1	$1.5	$2.1	$(321.4)	$(293.6)	$(170.7)	$(86.4)	$(77.4)	$(69.5)
Benefits paid	$(0.1)	$(0.1)	$(1.0)	$(80.4)	$(69.7)	$(66.6)	$(10.9)	$(4.4)	$(4.4)
Discount rate	5.50%	5.50%	6.25%	5.50%	5.50%	6.25%	5.50%	5.50%	6.25%

Funded Status of Non-U.S. Pension Plans (In millions)	Fully-Funded Non-U.S.(1) Pension Plans			Underfunded Non-U.S.(1) Pension Plans			Unfunded Non-U.S.(2) Pension Plans
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Projected benefit obligation	$217.5	$211.6	$172.9	$16.3	$17.4	$14.3	$130.5	$131.9	$106.7
Accumulated benefit obligation	$202.3	$196.2	$159.7	$14.5	$14.7	$12.5	$119.7	$123.0	$101.6
Fair value of plan assets	229.0	219.3	187.9	8.1	6.4	5.3	—	—	—
Funded status (ABO basis)	$26.7	$23.1	$28.2	$(6.4)	$(8.3)	$(7.2)	$(119.7)	$(123.0)	$(101.6)
Benefits paid	$(9.0)	$(8.9)	$(8.5)	$(0.7)	$(0.8)	$(0.7)	$(5.0)	$(4.7)	$(4.4)
Weighted average discount rate	4.87%	5.40%	5.65%	7.08%	6.21%	5.99%	4.00%	4.50%	5.25%

(1)	Plans intended to be advance-funded.

(2)	Plans intended to be pay-as-you-go.

Estimated Expected Future Benefit Payments Reflecting Future Service and Medicare Subsidy Receipts for the Fiscal Year(s) Ending (In millions)	Pension Plans		Other Postretirement Plans		Total
	U.S.	Non-U.S.	Benefit Payments	Medicare Subsidy Receipts
	Benefit Payments	Benefit Payments
2006	$81.5	$14.7	$9.7	$(3.7)	$102.2
2007	71.6	15.2	9.3	(3.9)	92.2
2008	72.1	16.4	9.0	(4.1)	93.4
2009	73.2	17.1	8.7	(4.1)	94.9
2010	74.5	18.3	8.5	—	101.3
2011-2015	$395.7	$102.2	$38.9	$—	$536.8

Discount Rate Assumption – The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available. The assumed discount rate is determined at the annual measurement date of December 31 and is subject to change each year based on changes in the overall market interest rates. For 2005 and 2004, the assumed discount rate for the U.S. qualified pension plans was selected by the Company, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan.

For 2003 and prior years, the assumed discount rate for the U.S. qualified pension plans was determined based on a comparison of historical spreads between the Company's selected discount rates and various benchmark interest rates (Moody’s Corporate Aa Bond, 30-year Treasury Bond, PBGC Immediate Rate, etc.) over the past several years. The average of these spreads was then applied to the year-end benchmark interest rates.

As of December 31, 2005, the United Kingdom pension plan and German pension plans combined represented 87% of the benefit obligation of the non-U.S. pension plans. The assumed discount rates for these pension plans were selected by the Company, in consultation with its independent actuaries, based on yield curves constructed from a portfolio of Sterling and Euro denominated high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plans. The assumed discount rates for the remaining non-U.S. pension plans were determined based on the nature of the liabilities, local economic environments and available bond indices.

For 2004 and prior years, the Company, in consultation with its independent actuaries, set the assumed discount rates used for the non-U.S. pension plans based on the nature of the liabilities, local economic environments and available bond indices.

Investment Guidelines for Advance-Funded Pension Plans –The target allocation of investment assets for 2006, the actual allocation at December 31, 2005 and 2004, and the expected long-term rate of return by asset category for Grace’s U.S. qualified pension plans are as follows:

U.S. Qualified Pension Plans Asset Category	Target Allocation	Percentage of Plan Assets December 31,		Weighted-Average Expected Long-Term Rate of Return
	2006	2005	2004	2005
U.S. equity securities	45%	44%	45%	4.46
Non-U.S. equity securities	15%	15%	16%	0.76
Short-term debt securities	10%	14%	13%	0.60
Intermediate-term debt securities	30%	27%	26%	2.18
Total	100%	100%	100%	8.00

The investment goal for the U.S. qualified pension plans, subject to advance funding, is to earn a long-term rate of return consistent with the related cash flow profile of the underlying benefit obligation.

The U.S. qualified pension plans have assets managed by five investment managers under investment guidelines summarized as follows:

•	For debt securities: single issuers are limited to 5% of the portfolio's market value (with the exception of U.S. government and agency securities); the average credit quality of the portfolio shall be at least A rated; no more than 20% of the market value of the portfolio shall be invested in non-dollar denominated bonds; and privately placed securities are limited to no more than 50% of the portfolio's market value.

•	For U.S. equity securities: the portfolio is entirely passively managed through investment in the Dow Jones Wilshire 5000 index fund, which is invested primarily in equity securities with the objective of approximating as closely as possible the capitalization weighted total rate of return of the entire U.S. market for publicly traded securities.

•	For non-U.S. equity securities: no individual security shall represent more than 5% of the portfolio's market value at any time; investment in U.S. common stock securities is prohibited (with the exception of American Depository Receipts) and emerging market securities may represent up to 30% of the total portfolio's market value. Currency futures and forward contracts may be held for the sole purpose of hedging existing currency risk in the portfolio.

For 2006, the expected long-term rate of return on assets for the U.S. qualified pension plans is 8.0% (also 8.0% in 2005). Average annual returns over one, two, three, five, ten and fifteen-year periods were 6.36%, 8.08%, 12.71%, 3.76%, 7.25%, and 8.16%, respectively. Negative returns across broad categories of U.S. equity securities in 2000, 2001 and 2002 caused lower returns in periods greater than three years.

Non-U.S. pension plans accounted for approximately 27% and 25% of total global pension assets at December 31, 2005 and 2004, respectively. Each of these plans, where applicable, follow local requirements and regulations. Some of the local requirements include the establishment of a local pension committee, a formal statement of investment policy and procedures, and routine valuations by plan actuaries.

The target allocation of investment assets for non-U.S. pension plans varies depending on the investment goals of the individual plans. The plan assets of the United Kingdom pension plan represent approximately 83% and 84% of the total non-U.S. pension plan assets at December 31, 2005 and 2004, respectively.

The target allocation of investment assets for 2006, the actual allocation at December 31, 2005 and 2004, and the expected long-term rate of return by asset category for Grace’s United Kingdom pension plan are as follows:

United Kingdom Pension Plans Asset Category	Target Allocation	Percentage of Plan Assets December 31,		Weighted-Average Expected Long-Term Rate of Return
	2006	2005	2004	2005
U.K. equity securities	30%	30%	30%	2.55
Non-U.K. equity securities	20%	21%	21%	2.00
U.K. gilts	20%	20%	20%	0.90
U.K. corporate bonds	30%	29%	29%	1.55
Total	100%	100%	100%	7.00

The plan assets of the Canadian pension plans represent approximately 6% of the total non-U.S. pension plan assets at December 31, 2005 and 2004. The target allocation of investment assets for 2006, the actual allocation at December 31, 2005 and 2004, and the expected long-term rate of return by asset category for Grace’s Canadian pension plans are as follows:

Canadian Pension Plans Asset Category	Target Allocation	Percentage of Plan Assets December 31,		Weighted-Average Expected Long-Term Rate of Return
	2006	2005	2004	2005
Equity securities	55%	59%	58%	5.50
Bonds	45%	41%	42%	2.50
Total	100%	100%	100%	8.00

The plan assets of the other country plans represent approximately 11% and 10% in the aggregate (with no country representing more than 3% individually) of total non-U.S. pension plan assets at December 31, 2005 and 2004, respectively.

Plan Contributions and Funding – Subject to the approval of the Bankruptcy Court, it is Grace’s intention to satisfy its obligations under the Plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974. On June 22, 2005, Grace obtained Bankruptcy Court approval to fund minimum required payments of approximately $46 million for the period from July 2005 through June 2006. In that regard, Grace contributed approximately $15 million in July 2005, approximately $9 million in October 2005 and approximately $9 million in January 2006, to the trusts that hold assets of the Plans. However, there can be no assurance that the Bankruptcy Court will continue to approve arrangements to satisfy the funding needs of the Plans. Based on the Plan’s status as of December 31, 2005, Grace’s ERISA obligations for 2006, 2007, and 2008 would be approximately $93 million, $61 million, and $41 million, respectively.

Contributions to non-U.S. pension plans are not subject to Bankruptcy Court approval and Grace intends to fund such plans based on actuarial and trustee recommendations. Grace expects to contribute approximately $13 million to its non-U.S. pension plans and $6 million to its other postretirement plans in 2006.

Grace plans to pay benefits as they become due under virtually all pay-as-you-go plans and to maintain compliance with federal funding laws for its U.S. qualified pension plans.

19.    Operating Segment Information

Grace is a global producer of specialty chemicals and materials. It generates revenues from two operating segments: Grace Davison, which includes silica− and alumina-based catalysts and materials used in a wide range of industrial applications; and Grace Performance Chemicals, which includes specialty chemicals and materials used in commercial and residential construction and in rigid food and beverage packaging. Intersegment sales, eliminated in consolidation, are not material. The table below presents information related to Grace’s operating segments for 2005, 2004, and 2003. Only those corporate expenses directly related to the segment are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

Operating Segment Data (In millions)	2005	2004	2003
Net Sales
Grace Davison	$1,370.2	$1,192.2	$1,039.9
Grace Performance Chemicals	1,199.3	1,067.7	940.6
Total	$2,569.5	$2,259.9	$1,980.5
Pre-tax Operating Income
Grace Davison	$157.1	$148.2	$118.9
Grace Performance Chemicals	151.1	131.8	107.9
Total	$308.2	$280.0	$226.8
Depreciation and Amortization
Grace Davison	$76.0	$74.6	$67.6
Grace Performance Chemicals	33.7	32.0	33.1
Total	$109.7	$106.6	$100.7
Capital Expenditures
Grace Davison	$48.8	$43.4	$$68.1
Grace Performance Chemicals	25.6	17.8	16.5
Total	$74.4	$61.2	$84.6
Total Assets
Grace Davison	$869.0	$890.9	$$797.1
Grace Performance Chemicals	665.6	674.5	609.2
Total	$1,534.6	$1,565.4	$1,406.3

The following table presents information related to the geographic areas in which Grace operated in 2005, 2004 and 2003.

Geographic Area Data (In millions)	2005	2004	2003
Net Sales
United States	$945.4	$873.2	$804.3
Canada and Puerto Rico	141.7	105.8	78.9
Total North America	1,087.1	979.0	883.2
Germany	121.0	111.6	92.2
Europe, other than Germany	815.1	704.1	584.7
Total Europe	936.1	815.7	676.9
Asia Pacific	403.2	349.2	312.7
Latin America	143.1	116.0	107.7
Total	$2,569.5	$2,259.9	$1,980.5
Properties and Equipment, net
United States	$348.2	$364.6	$386.4
Canada and Puerto Rico	18.9	19.0	19.4
Total North America	367.1	383.6	405.8
Germany	104.6	126.2	120.7
Europe, other than Germany	63.6	77.0	72.3
Total Europe	168.2	203.2	193.0
Asia Pacific	41.3	46.7	46.8
Latin America	13.1	11.8	11.0
Total	$589.7	$645.3	$656.6
Goodwill and Other Assets
United States	$155.9	$147.2	$113.0
Canada and Puerto Rico	18.9	19.2	4.1
Total North America	174.8	166.4	117.1
Germany	41.5	50.6	48.0
Europe, other than Germany	139.3	157.4	146.6
Total Europe	180.8	208.0	194.6
Asia Pacific	13.3	13.4	13.6
Latin America	16.3	13.9	16.1
Total	$385.2	$401.7	$341.4

Cash value of life insurance policies, net of policy loans and asbestos-related insurance are held entirely in the U.S.

Pre-tax operating income, depreciation and amortization, capital expenditures and total assets for Grace’s operating segments are reconciled below to amounts presented in the Consolidated Financial Statements.

Reconciliation of Operating Segment Data to Financial Statements (In millions)	2005	2004	2003
Pre-tax operating income – operating segments	$308.2	$280.0	$226.8
Minority interest	21.1	8.7	(1.2)
Gain (loss) on sale of investments and disposal of assets	(1.8)	(0.8)	(1.5)
Provision for environmental remediation	(25.0)	(21.6)	(142.5)
Provision for asbestos-related litigation, net	—	(476.6)	(30.0)
Net gain from litigation settlement	—	51.2	—
Interest expense and related financing costs	(55.3)	(111.1)	(15.6)
Corporate costs	(106.7)	(100.7)	(78.1)
Other, net	0.1	(6.2)	(11.8)
Income (loss) from operations before Chapter 11 expenses, income taxes, and minority interest	$140.6	$(377.1)	$(53.9)
Depreciation and amortization —operating segments	$109.7	$106.6	$100.7
—corporate	4.3	2.2	2.2
Total depreciation and amortization	$114.0	$108.8	$102.9
Capital Expenditures —operating segments	$74.4	$61.2	$84.6
—corporate	6.5	1.7	1.8
Total capital expenditures	$80.9	$62.9	$86.4
Total assets —operating segments	$1,534.6	$1,565.4	$1,406.3
—corporate	276.7	279.4	272.4
Cash and equivalents	474.7	510.4	309.2
Asbestos-related insurance	500.0	500.0	269.4
Deferred tax assets	731.2	683.7	618.0
Total assets	$3,517.2	$3,538.9	$2,875.3

Minority interest primarily pertains to Advanced Refining Technologies LLC (‘‘ART’’), a joint venture between Grace and Chevron Products Company where Grace has a 55% economic interest.

Corporate costs include expenses of corporate headquarters functions incurred in support of core operations, such as corporate financial and legal services, human resources management, communications and regulatory affairs. This item also includes certain pension and postretirement benefits, including the amortization of deferred costs, that are considered a core operating expense but not allocated to operating segments.

20.	Quarterly Summary and Statistical Information (Unaudited)

Quarterly Summary and Statistical Information (Unaudited) (In millions, except per share)	March 31	June 30	September 30	December 31(1)
2005
Net sales	$603.2	$676.5	$653.4	$636.4
Cost of goods sold	392.7	439.7	426.0	431.4
Net income (loss)	3.1	32.7	32.1	(0.6)
Net income (loss) per share: (2)
Basic earnings (loss) per share:
Net income (loss)	$0.05	$0.49	$0.48	$(0.01)
Diluted earnings (loss) per share:
Net income (loss)	0.05	0.49	0.48	(0.01)
Market price of common stock: (3)
High	$13.79	$11.59	$11.72	$10.47
Low	8.49	7.11	7.32	6.75
Close	8.52	7.79	8.95	9.40
2004
Net sales	$518.5	$572.4	$579.9	$589.1
Cost of goods sold	331.2	357.2	361.3	381.8
Net income (loss)	15.8	21.3	48.0	(487.4)
Net income (loss) per share: (2)
Basic earnings (loss) per share:
Net income (loss)	$0.24	$0.32	$0.73	$(7.36)
Diluted earnings (loss) per share:
Net income (loss)	0.24	0.32	0.72	(7.36)
Market price of common stock: (3)
High	$3.70	$6.50	$9.53	$14.95
Low	2.55	2.51	5.26	9.34
Close	3.12	6.20	9.45	13.61

(1)	Fourth quarter 2005 net loss contains a provision for environmental remediation of $25.0 million. Fourth quarter 2004 net loss includes a $714.8 million pre-tax charge to adjust Grace’s recorded asbestos-related liability to the maximum amount permitted as a condition precedent under Grace’s proposed plan of reorganization (the ‘‘Plan’’); a pre-tax credit for expected insurance recovery related to asbestos liabilities of $238.2 million; a $94.1 million pre-tax charge to increase the interest to which general unsecured creditors would be entitled under the Plan; a $151.7 million pre-tax credit for net income tax benefits related to the above items; and an $82.0 million tax liability on the expected taxable distributions from foreign subsidiaries to fund the Plan.

(2)	Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.

(3)	Principal market: New York Stock Exchange.

Financial Summary(1) (In millions, except per share amounts)	2005	2004	2003	2002	2001
Statement of Operations
Net sales	$2,569.5	$2,259.9	$1,980.5	$1,819.7	$1,722.9
Income (loss) from continuing operations before Chapter 11 expenses, income taxes, and minority interest (2)	140.6	(377.1)	(53.9)	92.4	161.7
Minority interest in consolidated entities	(21.1)	(8.7)	1.2	(2.2)	(3.7)
Net income (loss) (2)	67.3	(402.3)	(55.2)	22.1	78.6
Financial Position
Cash and cash equivalents	$474.7	$510.4	$309.2	$283.6	$191.9
Current assets	1,253.6	1,228.5	930.0	830.3	741.3
Current liabilities	377.1	372.2	247.5	239.5	231.2
Properties and equipment, net	589.7	645.3	656.6	622.2	590.3
Total assets	3,517.2	3,538.9	2,875.3	2,691.7	2,521.1
Total liabilities	4,112.5	4,160.7	3,039.1	2,913.9	2,662.8
Liabilities subject to compromise (a subset of total liabilities)	3,155.1	3,207.7	2,452.3	2,334.7	2,311.5
Shareholders' equity (deficit)	(595.3)	(621.8)	(163.8)	(222.2)	(141.7)
Cash Flow
Operating activities	$54.2	$313.0	$110.8	$195.5	$14.6
Investing activities	(64.8)	(125.6)	(109.1)	(110.7)	(131.4)
Financing activities	(10.1)	(0.7)	(4.7)	(9.2)	123.7
Net cash flow	(35.7)	201.2	25.6	91.7	—
Data Per Common Share (Diluted)
Net income (loss) (2)	$1.00	$(6.11)	$(0.84)	$0.34	$1.20
Average common diluted shares outstanding (thousands)	67,300	65,800	65,500	65,500	65,400
Other Statistics
Capital expenditures	$80.9	$62.9	$86.4	$91.1	$62.9
Common stock price range	$6.75-13.79	$2.51-14.95	$1.48-5.52	$0.99-3.75	$1.31-4.38
Common shareholders of record	9,883	10,275	10,734	11,187	11,643
Number of employees (approximately)	6,400	6,500	6,300	6,400	6,400

(1)	Certain prior-year amounts have been reclassified to conform to the 2005 presentation.

(2)	Amounts in 2005 contain a provision for environmental remediation of $25.0 million. Amounts in 2004 reflect the following adjustments: a $714.8 million pre-tax charge to increase Grace’s recorded asbestos-related liability to the maximum amount permitted as a condition precedent under Grace’s Plan of Reorganization (the ‘‘Plan’’); a pre-tax credit for expected insurance recovery related to asbestos liabilities of $238.2 million; a $94.1 million pre-tax charge to increase the interest to which general unsecured creditors would be entitled under the Plan; a $151.7 million pre-tax credit for net income tax benefits related to the above items; and an $82.0 million tax liability on the expected taxable distributions from foreign subsidiaries to fund the Plan. Amounts in 2003 contain a provision for environmental remediation of $142.5 million and a provision for asbestos-related claims of $30.0 million. Amounts in 2002 contain a provision for environmental remediation of $70.7 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Summary for December 31, 2005

Following is a summary analysis of key financial measures of our performance for the year ended December 31, 2005 compared with the prior year.

•	Net income for each period has been primarily affected by: 1) the results of our businesses – which is categorized as ‘‘core operations’’; and 2) the impact of legal contingencies and other nonoperating liabilities – which is categorized as ‘‘noncore activities’’.

•	Net income for the year ended December 31, 2005 was $67.3 million, compared with a net loss in 2004 of $402.3 million. Net income for 2005 included interest accruals of $50.6 million ($32.9 million after tax) on prepetition liabilities and a $25.0 million ($16.3 million after tax) charge for environmental remediation. It also included income from insurance carriers of $44.5 million ($28.9 million after tax) for losses related to pre-chapter 11 asbestos and environmental claims. The net loss in 2004 included a $476.6 million pre-tax charge ($309.8 million after tax) to adjust our liability for asbestos-related litigation, net of insurance, as reflected in our proposed plan of reorganization, and a $94.1 million pre-tax charge ($61.2 million after tax) to adjust interest accruals on pre-petition obligations to the rates reflected in the plan.

•	Sales increased 13.7% for the year ended December 31, 2005 primarily as a result of higher sales volume in all geographic regions, improved product mix and selling price increases in response to cost inflation.

•	Pre-tax income from core operations increased 12.4% for the year ended December 31, 2005, due to higher sales, favorable currency exchange rates, and acquisitions. Pretax income was negatively impacted by raw material and utility inflation that was partially offset by increased selling prices and productivity.

•	Pre-tax operating income of our Grace Performance Chemicals operating segment increased 14.6% for the year ended December 31, 2005 reflecting higher sales volume, and positive results from productivity and cost containment initiatives, partially offset by raw material cost inflation.

•	Pre-tax operating income of our Grace Davison operating segment increased 6.0% for the year ended December 31, 2005 reflecting higher sales from both volume and mix factors, improved productivity over 2004 and selling price increases that partially offset higher raw material and natural gas costs.

•	Operating cash flow was $54.2 million and $313.0 million for the years ended December 31, 2005 and 2004, respectively. The 2005 cash flow reflects an increase in working capital in response to higher sales as well as bankruptcy court-approved payments aggregating $119.7 million to resolve U.S. federal tax return audits and an environmental contingency at a formerly owned site.

We are attempting to resolve noncore liabilities and contingencies through our Chapter 11 proceeding. Our noncore liabilities include asbestos-related litigation, environmental remediation, tax disputes and business litigation. Our operating statements include periodic adjustments to account for changes in estimates of such liabilities and developments in our Chapter 11 proceeding. These liabilities and contingencies may result in continued volatility in net income in the future.

Effect of Hurricanes Katrina and Rita

On August 29, 2005, Hurricane Katrina made landfall in Louisiana, Mississippi and Alabama, causing widespread wind and water damage. Katrina caused shutdowns of several refineries in the affected area, including a number of customers that regularly use our Grace Davison fluid catalytic cracking, or FCC, catalysts, and also disrupted other business operations and construction activity. The shutdowns and disruptions negatively affected our sales, and the damage to infrastructure in the affected area increased sales and distribution costs of our FCC catalyst products business for the remainder of 2005. We did not incur property damage losses as a result of Hurricane Katrina. Business interruption impacts from Hurricane Katrina were below our insurance deductible.

On September 25, 2005, Hurricane Rita made landfall in Louisiana and Texas, also causing widespread wind and water damage and further disrupting refinery and other business operations and construction activity. Our Grace Davison production facility for refining catalysts in Lake Charles, Louisiana is located in an area that was particularly hard-hit by Rita. Our Lake Charles facility was shut down for two weeks but returned to full production before the end of October. We were able to supply our customers during the shutdown, but incurred increased production and distribution costs by supplying products from our other catalyst plants. We also incurred additional expenses to support our displaced workers in Lake Charles during the storm’s aftermath. Our energy and raw material costs were driven higher as a result of both hurricanes.

We incurred property damage losses at our Lake Charles facility and business interruption costs throughout North America as a result of Hurricane Rita. Property damage and cleanup at our Lake Charles facility was less than the deductible of our insurance policy. Business interruption impacts from Hurricane Rita were approximately $7.1 million for which we reached agreement for approximately $2.7 million from our insurance carrier after deductibles, which is included in other (income) expense.

Description of Core Business

We are engaged in specialty chemicals and specialty materials businesses on a worldwide basis through our two operating segments:

Grace Davison includes:

•	catalysts and chemical additives used by petroleum refiners, including fluid catalytic cracking, or FCC, catalysts, that help to ‘‘crack’’ the hydrocarbon chain in distilled crude oil to produce transportation fuels, such as gasoline and diesel fuels, and other petroleum-based products, and FCC additives used to reduce sulfur in gasoline, maximize propylene production from refinery FCC units, and reduce emissions of sulfur oxides, nitrogen oxides and carbon monoxide from refinery FCC units

•	hydroprocessing catalysts used by petroleum refiners in process reactors to upgrade heavy oils into lighter, more useful products by removing impurities such as nitrogen, sulfur and heavy metals, allowing less expensive feedstocks to be used in the petroleum refining process

•	specialty catalysts, including polyolefin catalysts and catalyst supports that are essential components in the manufacture of polyethylene and polypropylene resins, and other chemical catalysts used in a variety of industrial, environmental and consumer applications

•	silica-based and silica-alumina-based engineered materials used in:

•	industrial markets, such as coatings, plastics and rubber, precision investment casting, refractory, insulating glass windows, desiccants, and gas and liquids purification

•	consumer applications, such as food products, toothpaste, pharmaceutical and personal care products, and the processing of edible oils and beverages

•	digital media coatings on ink jet papers

•	silica-based materials and chromatography columns, instruments, consumables and accessories used in life and analytical sciences applications

We conduct our hydroprocessing catalyst business through Advanced Refining Technologies, LLC, or ART, our joint venture with Chevron Products Company. We report 100% of the revenues of our ART joint venture, but only receive 55% of the income after the minority interest.

Key external factors for our FCC catalysts and hydroprocessing catalysts are the economics of the petroleum refining industry, specifically the impacts of demand for transportation fuels and petrochemical products, and crude oil supply.

Sales of our other three Grace Davison product groups are affected by general economic conditions including the underlying growth rate of targeted end-use applications.

Grace Performance Chemicals, or GPC, includes:

•	Construction materials and systems, including concrete admixtures and fibers used to improve the durability and working properties of concrete, additives used in cement processing to improve energy efficiency and enhance the characteristics of finished cement, waterproofing materials used in commercial and residential construction and renovation to protect buildings from water penetration, and fireproofing materials used to protect buildings from structural failure in the event of fire

•	Packaging technologies, primarily specialty sealants and coatings used in rigid food and beverage packages, including can and closure sealants used to seal and enhance the shelf life of can and bottle contents, and coatings for cans and closures that prevent metal corrosion, protect package contents from the influence of metal and ensure proper adhesion of sealing compounds

Construction products sales are affected by non-residential construction activity and, to a lesser extent, residential construction activity, which both tend to lag the general economy in both decline and recovery. Waterproofing products sales are also significantly affected by residential renovation activity. A significant portion of our sales of construction products are in the U.S., so it is most dependent on the level of U.S. construction activity.

Our packaging technologies sales are affected by general economic conditions globally as well as an ongoing shift in demand from metal and glass to plastic packaging for foods and beverages. This shift is causing a decline in can sealant usage, but provides opportunities for closure sealants and other products for plastic packaging.

Global scope – We operate our business on a global scale with more than 60% of our revenue and 40% of our operating property outside the United States. Our business is conducted in more than 40 countries and in more than 20 currencies. Our operating segments are managed on a global basis, serving global markets, with currency fluctuations in relation to the U.S. dollar affecting reported earnings, net assets and cash flows.

The table below shows the sales of our operating segments as a percentage of our total sales.

Percentage of Total Grace Sales	2005	2004	2003
Grace Davison	53.3%	52.8%	52.5%
Grace Performance Chemicals	46.7%	47.2%	47.5%
Total	100.0%	100.0%	100.0%
Grace U.S.	36.8%	38.6%	40.6%
Grace non-U.S.	63.2%	61.4%	59.4%
Total	100.0%	100.0%	100.0%

Voluntary Bankruptcy Filing

In response to a sharply increasing number of asbestos-related personal injury claims, on April 2, 2001, Grace and 61 of our United States subsidiaries and affiliates, including W. R. Grace & Co. – Conn., filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Our non-U.S. subsidiaries and certain of our U.S. subsidiaries were not included in the Chapter 11 filing.

Under Chapter 11, we have continued to operate as debtors-in-possession under court protection from creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the asbestos-related claims. Since the Chapter 11 filing, all motions necessary to conduct normal business activities have been approved by the bankruptcy court.

On January 13, 2005, we filed an amended plan of reorganization and related documents with the bankruptcy court. The plan of reorganization is supported by committees representing general unsecured creditors and equity holders, but is not supported by committees representing asbestos personal injury claimants and asbestos property damage claimants. Under the terms of the plan of reorganization, a trust would be established to which all pending and future asbestos-related claims would be channeled for resolution. The plan of reorganization can become effective only after a vote of eligible creditors and with the approval of the bankruptcy court and the U.S. District Court for the District of Delaware. See ‘‘Plan of Reorganization’’ below for more information.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that we make estimates and assumptions affecting the assets and liabilities reported at the date of the Consolidated Financial Statements, and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates. Changes in estimates are recorded in the period identified. Accounting measurements that are most affected by our estimates of future events are:

•	Contingent liabilities such as asbestos-related matters (see Notes 2 and 3 to the Consolidated Financial Statements), environmental remediation (see Note 14 to the Consolidated Financial Statements), income taxes (see Note 14 to the Consolidated Financial Statements), and litigation (see Note 14 to the Consolidated Financial Statements).

•	Pension and postretirement liabilities that depend on assumptions regarding discount rates and/or total returns on invested funds. (See Note 18 to the Consolidated Financial Statements.)

•	Liabilities for employee incentive compensation and customer rebates.

•	Depreciation and amortization periods for long-lived assets, including property and equipment, intangible, and other assets.

•	Realization values of various assets such as net deferred tax assets, trade receivables, inventories, insurance receivables, properties and equipment, and goodwill.

The accuracy of these and other estimates may also be materially affected by the uncertainties arising under our Chapter 11 proceeding.

Summary Financial Information and Metrics

Set forth on the next page is a chart that lists our key operating statistics, and dollar and percentage changes for the years ended December 31, 2005, 2004, and 2003. You should reference this chart when reading management’s discussion and analysis of financial condition and the results of operations.

Analysis of Continuing Operations (In millions)	2005	2004	$ Change Fav (Unfav)	% Change Fav (Unfav)	2003	$ Change Fav (Unfav)	% Change Fav (Unfav)
Net Sales:
Grace Davison	$1,370.2	$1,192.2	$178.0	14.9%	$1,039.9	$152.3	14.6%
Grace Performance Chemicals	1,199.3	1,067.7	131.6	12.3%	940.6	127.1	13.5%
Total Grace net sales	$2,569.5	$2,259.9	$309.6	13.7%	$1,980.5	$279.4	14.1%
Pre-tax operating income:
Grace Davison(1)	$157.1	$148.2	$8.9	6.0%	$118.9	$29.3	24.6%
Grace Performance Chemicals	151.1	131.8	19.3	14.6%	107.9	23.9	22.2%
Corporate costs:
Support functions	(41.4)	(33.4)	(8.0)	(24.0%)	(30.2)	(3.2)	(10.6%)
Pension, performance-related compensation, and other	(65.3)	(67.3)	2.0	3.0%	(47.9)	(19.4)	(40.5%)
Total Corporate costs	(106.7)	(100.7)	(6.0)	(6.0%)	(78.1)	(22.6)	(28.9%)
Pre-tax income from core operations	201.5	179.3	22.2	12.4%	148.7	30.6	20.6%
Pre-tax income (loss) from noncore activities	(30.3)	(457.1)	426.8	93.4%	(190.1)	(267.0)	(140.5%)
Interest expense	(55.3)	(111.1)	55.8	50.2%	(15.6)	(95.5)	NM
Interest income	3.6	3.1	0.5	16.1%	4.3	(1.2)	(27.9%)
Income (loss) before Chapter 11 expenses and income taxes	119.5	(385.8)	505.3	131.0%	(52.7)	(333.1)	NM
Chapter 11 expenses, net	(30.9)	(18.0)	(12.9)	(71.7%)	(14.8)	(3.2)	(21.6%)
Benefit from (provision for) income taxes	(21.3)	1.5	(22.8)	NM	12.3	(10.8)	(87.8%)
Net income (loss)	$67.3	$(402.3)	$469.6	116.7%	$(55.2)	$(347.1)	NM
Key Financial Measures:
Pre-tax income from core operations as a percentage of sales:
Grace Davison	11.5%	12.4%	NM	(0.9) pts	11.4%	NM	1.0 pts
Grace Performance Chemicals	12.6%	12.3%	NM	0.3 pts	11.5%	NM	0.8 pts
Total Core Operations	7.8%	7.9%	NM	(0.1) pts	7.5%	NM	0.4 pts
Total Core Operations adjusted for profit sharing of joint ventures(2)	8.7%	8.3%	NM	0.4 pts	7.4%	NM	0.9 pts
Pre-tax income from core operations before depreciation and amortization	$315.5	$288.1	$27.4	9.5%	$251.6	$36.5	14.5%
As a percentage of sales	12.3%	12.7%	NM	(0.4) pts	12.7%	NM	—
Depreciation and amortization	114.0	108.8	5.2	4.8%	102.9	5.9	5.7%
Gross profit percentage (sales less cost of goods sold as a percent of sales) (3):
Grace Davison	28.8%	30.7%	NM	(1.9) pts	27.8%	NM	2.9 pts
Grace Performance Chemicals	34.0%	35.5%	NM	(1.5) pts	35.5%	NM	—
Total Grace	31.0%	33.0%	NM	(2.0) pts	31.2%	NM	1.8 pts
Net Consolidated Sales by Region:
North America	$1,087.1	$979.0	$108.1	11.0%	$883.2	$95.8	10.8%
Europe	936.1	815.7	120.4	14.8%	676.9	138.8	20.5%
Asia Pacific	403.2	349.2	54.0	15.5%	312.7	36.5	11.7%
Latin America	143.1	116.0	27.1	23.4%	107.7	8.3	7.7%
Total	$2,569.5	$2,259.9	$309.6	13.7%	$1,980.5	$279.4	14.1%

NM = Not meaningful

(1)	Grace Davison pre-tax operating income includes minority interest related to the Advanced Refining Technologies joint venture.

(2)	Reflects the add-back of minority interests in consolidated subsidiaries.

(3)	Includes depreciation and amortization related to manufacturing of products.

The above chart, as well as the financial information presented throughout this discussion, divides our financial results between ‘‘core operations’’ and ‘‘noncore activities.’’ Core operations comprise the financial results of Grace Davison, Grace Performance Chemicals, and the costs of corporate activities that directly or indirectly support our business operations. In contrast, noncore activities comprise all other events and transactions not directly related to the generation of operating revenue or the support of our core operations and generally relate to our former operations and products. See ‘‘Pretax Income (Loss) from Noncore Activities’’ for more information about noncore activities. We use pre-tax income from core operations as a factor in determining certain incentive compensation and as a key factor in our decision-making process.

Neither pre-tax income from core operations nor pre-tax income from core operations before depreciation and amortization purport to represent income or cash flow as defined under generally accepted accounting principles, and you should not consider them an alternative to such measures as an indicator of our performance. We provide these measures so you can distinguish the operating results of our current business base from the results and related assets and liabilities of our past businesses, discontinued products, and corporate legacies including the effect of our Chapter 11 proceedings.

Grace Overview

The following is an overview of our financial performance for the years ended December 31, 2005, 2004 and 2003.

Net Sales – The following table identifies the year-over-year increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation.

Net Sales Variance Analysis	2005 as a Percentage Increase (Decrease) from 2004
	Volume	Price/Mix	Currency Translation	Total
Grace Davison	3.9%	10.3%	0.7%	14.9%
Grace Performance Chemicals	8.0%	3.1%	1.2%	12.3%
Net sales	5.8%	7.0%	0.9%	13.7%
By Region:
North America	3.0%	7.8%	0.2%	11.0%
Europe	8.0%	5.6%	1.2%	14.8%
Asia Pacific	5.8%	8.4%	1.3%	15.5%
Latin America	14.3%	5.7%	3.4%	23.4%

	2004 as a Percentage Increase (Decrease) from 2003
Grace Davison	4.8%	6.0%	3.8%	14.6%
Grace Performance Chemicals	10.7%	(1.0%)	3.8%	13.5%
Net sales	7.6%	2.7%	3.8%	14.1%
By Region:
North America	6.9%	3.6%	0.3%	10.8%
Europe	8.9%	2.2%	9.4%	20.5%
Asia Pacific	7.0%	2.0%	2.7%	11.7%
Latin America	7.1%	0.4%	0.2%	7.7%

Sales for 2005 were favorably impacted by higher volume (including acquisitions), product mix, price increases, and favorable currency translation from a weaker U.S. dollar. Acquisitions contributed $42.5 million or 1.9 percentage points of the sales growth.

Sales for 2004 were favorably impacted by improved volume and product mix, favorable currency translation, and revenue from acquisitions. Acquisitions contributed $45.0 million or 2.3 percentage points of the sales growth. The impact from foreign currency translation is primarily reflected in European sales from the strengthening of the Euro against the U.S. dollar.

Sales from non-U.S. operations were positively impacted by foreign currency translation in 2005 and 2004. For countries in which we operate, weighted average foreign currency exchange rates appreciated, relative to the U.S. dollar, by approximately 1.3% and 5.7%, in 2005 and 2004, respectively.

Grace Net Sales
($ in millions)

Pre-tax Income from Core Operations – Operating profit for 2005 improved over 2004 due to higher sales volume, including acquisitions, and positive results from productivity and cost containment initiatives, partially offset by raw material cost inflation and the negative effects of the hurricanes in the Gulf of Mexico.

Corporate costs include corporate functional costs (such as financial and legal services, human resources, communications and information technology), the cost of corporate governance (including directors and officers liability insurance, a portion of which is allocated to noncore activities) and pension costs related to both corporate employees and to the effects of changes in assets and liabilities for all of our pension plans. Corporate costs for the year ended December 31, 2005 increased over the prior year primarily due to higher pension expense, resulting from updated assumptions for expected life-spans, the longevity of our active work force, and amortization of deferred costs related to capital market returns in recent years, and costs to support global supply chain and corporate communications initiatives.

During the 2003-2005 period, we continued to focus on productivity improvements to offset general inflation. The results of these productivity initiatives are reflected in: (1) sales – through added plant capacity resulting from improved production processes; (2) lower costs – through efficiency gains and purchasing synergies; (3) capital expenditure avoidance – by maximizing asset utilization, and (4) lower working capital requirements.

We value our U.S. inventories under the last-in/first- out method, or LIFO, and our non-U.S. inventories under the first-in/first-out, or FIFO, method. LIFO was selected in 1974 for U.S. financial reporting and tax purposes because it generally results in a better matching of current revenue with current costs during periods of inflation. We have not elected LIFO for our non-U.S. inventories due to statutory restrictions. However, if we valued our U.S. inventories using the FIFO method, consistent with our non-U.S. subsidiaries, our pre-tax income from core operations would have been approximately 8.0%, 6.0%, and 4.0% higher for each of the years ended December 31, 2005, 2004, and 2003, respectively.

Grace
Operating Income and Margin
($ in millions)

Pre-tax Income (Loss) from Noncore Activities – Pre-tax income (loss) from noncore activities reflects financial matters unrelated to our core operating units. This category of costs and income is expected to be volatile as potentially material items are addressed through our Chapter 11 proceedings and/or as the financial implications of our legal contingencies become apparent. Some noncore activities are shown as separate items on the Consolidated Statement of Operations. Those not separately listed are primarily included in selling, general and administrative expenses and in other (income) expense. The following table shows the components of noncore activities:

(In millions)	2005	2004	2003
Provision for environmental remediation – vermiculite	$(22.3)	$(20.0)	$(122.5)
Provision for environmental remediation – other sites	(2.7)	(1.6)	(20.0)
Insurance settlements – environmental and asbestos-related	44.5	11.1	—
Provision for asbestos-related litigation, net	—	(476.6)	(30.0)
Asbestos administration, net	(9.9)	(0.7)	—
COLI income, net	3.5	3.0	5.6
D&O insurance cost – portion related to Chapter 11	(5.7)	(6.8)	(6.8)
Pension and postretirement benefit costs – divested businesses	(9.5)	(9.6)	(9.0)
Translation effects – intercompany loan	(35.9)	29.3	—
Value of currency contracts	35.7	(39.5)	—
Foreign currency transaction effects	0.1	(1.4)	(4.2)
Net gain from litigation settlement	—	51.2	—
Legal defense costs	(22.0)	—	—
Other	(6.1)	4.5	(3.2)
	$(30.3)	$(457.1)	$(190.1)

Changes to pre-tax income (loss) from noncore activities were attributable primarily to: (1) the foreign currency effect of an intercompany loan as described below, (2) $44.5 million paid by insurance carriers with respect to coverage for past environmental remediation costs and asbestos-related liability under liquidation arrangements or dispute settlements, (3) legal defense costs of $22.0 million related to the Montana and New Jersey legal proceedings (see Note 14 to the Consolidated Financial Statements for more information), (4) a pre-tax charge of $714.8 million ($476.6 million net of estimated insurance proceeds) in 2004 to increase our recorded asbestos-related liability (see Note 3 to the Consolidated Financial Statements for more information), and (5) a net gain of $51.2 million in 2004 from the settlement of litigation under an agreement with Honeywell International, Inc. related to environmental contamination of a non-operating parcel of land.

In March 2004, we began accounting for currency fluctuations on a €293 million intercompany loan between our subsidiaries in the United States and Germany as a component of operating results instead of as a component of other comprehensive income. This change was prompted by our analysis of new tax laws in Germany and our cash flow planning in connection with our Chapter 11 reorganization, which together indicated that we should no longer consider this loan as part of our permanent capital structure in Germany. In May 2004, we entered into a series of foreign currency forward contracts to mitigate future currency fluctuations on the remaining loan balance. Contract amounts of €200.7 million were extended in June 2005 and have varying rates that coincide with loan repayments due periodically through December 2008. No loan repayments were made in 2005. For the year ended December 31, 2005, a $35.7 million contract gain was recognized, offset by a $35.9 million foreign currency loss, and was reported in other (income) expense. These forward contracts are derivative instruments that we use as risk management tools. We do not use them for trading or speculative purposes.

The 2003 pre-tax loss from noncore activities was attributable primarily to pre-tax charges to adjust our estimated liabilities for pre-Chapter 11 contingencies. We increased our estimated liability for environmental clean-up related to previously operated vermiculite mining and processing sites by $122.5 million to a total of $181.0 million at December 31, 2003. We also recorded a $20.0 million increase in our estimated liability for non-vermiculite related environmental risks identified and measured as part of the Chapter 11 claims review process. In addition, we recorded a $30.0 million increase in our estimated liability for asbestos-related litigation to account for the estimated cost of resolving new asbestos-related property damage claims received through the Chapter 11 claims solicitation process.

Chapter 11 Expenses – Although we are unable to measure precisely the impact of the Chapter 11 proceedings on our overall financial performance, we incur certain added costs that are directly attributable to operating in Chapter 11. Net Chapter 11 expenses consist primarily of legal, financial and consulting fees that we, and the three creditors’ committees, incur. They fluctuate with the activity in our Chapter 11 proceedings.

Our pre-tax income from core operations included expenses for Chapter 11-related compensation charges of $17.5 million, $28.9 million, and $15.4 million for the years ended December 31, 2005, 2004, and 2003, respectively. Poor Grace common stock price performance in the period leading up to and after the Chapter 11 filing diminished the value of our stock option program as an incentive compensation tool for current and prospective employees, which caused us to change our long-term incentive compensation from an equity-based to a cash-based program.

We incur numerous other indirect costs to manage the Chapter 11 proceedings such as: management time devoted to Chapter 11 matters; added cost of debt capital; added costs of general business insurance, including D&O liability insurance premiums; and lost business and acquisition opportunities due to the complexities and restrictions of operating under Chapter 11.

Interest Expense – In 2004, net interest expense was $108.0 million which reflected in part the retroactive application of the higher interest rate provided for in the plan of reorganization. As a result of this additional charge in 2004, interest expense was lower in 2005. The plan of reorganization states that each holder of an allowed general unsecured claim shall be paid in full, plus post-petition interest. Post-petition interest shall accrue through the date of payment as follows:

•	for the holders of pre-petition bank credit facilities, at a rate of 6.09% per annum, compounded quarterly through December 31, 2005 (effective for periods after January 1, 2006 we have agreed to pay interest on prepetition bank debt at the prime rate reset and compounded quarterly. That rate is 7.25% for the first quarter of 2006);

•	for the holders of claims who, but for the Chapter 11 filing, would be entitled under a contract or otherwise to accrue or be paid interest on such claim in a non-default (or non-overdue payment) situation under applicable non-bankruptcy law, the rate provided in the contract between the Grace entity and the claimant or such rate as may otherwise apply under applicable non-bankruptcy law; or

•	for all other holders of allowed general unsecured claims, at a rate of 4.19% per annum, compounded annually.

Such interest, which under the plan of reorganization is payable 85% in cash and 15% in Grace common stock, will not be paid until the plan of reorganization is confirmed and funded.

Income Taxes – Income tax benefit (provision) at the federal corporate rate of 35% for the years ended December 31, 2005, 2004 and 2003 was $(31.0) million, $141.3 million, and $23.6 million, respectively. Our recorded tax provision of $(21.3) million for 2005 reflects a reduction from the statutory tax benefit for (1) a favorable reassessment of certain tax contingencies, and (2) a release of the valuation allowance in a non-U.S. subsidiary prompted by a favorable law change. In 2004, the primary differences between the income tax benefit at the federal corporate rate of 35% and the recorded income tax benefit were due to an accrual of tax on undistributed earnings of non-U.S. subsidiaries and a net increase in the valuation allowance on the realization of U.S.

net deferred tax assets. In 2003, the primary differences between the income tax benefit at the federal corporate rate of 35% and the recorded income tax benefit were the current period interest on tax contingencies and the non-deductibility of certain Chapter 11 expenses.

As part of our evaluation and planning for the funding requirements of the plan of reorganization, we have concluded that the financing of the plan of reorganization will likely involve cash and financing from non-U.S. subsidiaries. We anticipate that approximately $500 million will be sourced in this manner. Approximately $255 million can be repatriated by way of intercompany debt repayments and the remaining $233 million by way of taxable dividends. Accordingly, in 2004, we recorded a deferred tax liability of $82 million to recognize the expected taxable elements of financing our plan of reorganization. We have not provided for U.S. federal, state, local and foreign deferred income taxes on approximately $279 million of undistributed earnings of foreign subsidiaries that are expected to be retained indefinitely by such subsidiaries for reinvestment.

We also have significant deferred tax assets primarily associated with asbestos- and environmental-related liabilities that would reduce taxable income in future periods as such liabilities are funded, and net operating loss and tax credit carryforwards. In addition, we have deferred tax liabilities resulting primarily from deferred income, plant and equipment, and pension assets that may result in taxable amounts in future periods. Valuation allowances have been established and are maintained for the federal deferred tax assets based upon our analysis of the tax assets that can be realized under reasonable scenarios of future taxable income under various operating income growth rates, tax planning options, and asset sales. Although several scenarios supported full recovery of recorded tax assets, other scenarios indicated that a partial impairment may exist. Therefore, we continue to maintain a valuation allowance on our net U.S. deferred tax assets.

Because of our current and future state tax profile and more restrictive laws governing the utilization of tax loss carryforwards, we increased our valuation allowance for deferred state tax assets by $11.8 million in 2005. In addition we reversed $10.4 million of valuation allowances relating primarily to a non-U.S. subsidiary due to a change in law and income projections that made it more likely than not that prior loss carryforwards would be utilized before expiring. We increased our valuation allowance by $1.3 million for federal tax credit carryforwards.

The net additional valuation allowance brings our total valuation allowance to $245.3 million on net tax assets of $921.4 million. The total valuation allowance covers (1) state tax deductions with a tax value of approximately $152.3 million, which we do not expect to realize in reduced taxes due to timing limitations, (2) foreign loss and credit carryforwards with a tax value of $22.3 million, which we do not expect to be able to use during the relevant carryforward periods, and (3) net federal deferred tax assets, including currently available net operating loss carryforwards, with a tax value of $70.7 million, which do not meet our test for realization. We expect to realize the remaining net recorded deferred tax asset of $676.1 million over time. A large proportion of such balance (primarily associated with asbestos- and environmental- related liabilities) is not yet time-limited as it pertains to liabilities not yet funded. Our recovery of such net tax assets could be materially affected by developments in our Chapter 11 proceeding.

On October 22, 2004, President George W. Bush signed the American Jobs Creation Act of 2004, or Jobs Act, into law. The Jobs Act provides for, among other things, an 85% dividends received deduction with respect to certain dividends received from a U.S. corporation’s foreign subsidiaries. The dividends must be used to fund certain permitted domestic activities, as specified in the Jobs Act. These domestic activities include the building or improvement of infrastructure, research and development, and the financial stabilization of the company. The IRS recently issued guidelines clarifying that companies such as Grace with net operating loss carryforwards would be eligible to utilize foreign tax credits to offset U.S. taxes on certain foreign dividends. As a result of this clarification, we intend to elect to apply the provisions of the Jobs Act to the approximately $56.2 million in dividends that we received from our foreign subsidiaries during the 2005 tax period.

Operating Segment Overview

The following is an overview of financial measures of the performance of our operating segments for the three years ended December 31, 2005.

Grace Davison

Net Sales by Region (In millions)	2005	2004	2003
North America	$508.9	$453.9	$395.2
Europe	561.4	498.1	418.3
Asia Pacific	239.1	194.1	177.7
Latin America	60.8	46.1	48.7
Total Grace Davison	$1,370.2	$1,192.2	$1,039.9

Percentage Change in Net Sales by Region	2005 vs. 2004	2004 vs. 2003	2003 vs. 2002
North America	12.1%	14.9%	1.8%
Europe	12.7%	19.1%	18.1%
Asia Pacific	23.2%	9.2%	21.1%
Latin America	31.9%	(5.3%)	(3.2%)
Total Grace Davison	14.9%	14.6%	10.7%

Recent Acquisitions

See Note 5 to the Consolidated Financial Statements for a description of acquisitions completed in 2005 and 2004.

Sales

The key factors contributing to the Grace Davison sales increase over the three-year period were:

•	increased demand for catalysts used by petroleum refiners, particularly FCC catalysts used to help produce clean fuels and hydroprocessing catalysts that upgrade low-quality, heavy crude oil

•	growth in specialty catalysts used in the manufacture of polyethylene and polypropylene, driven by strength in the U.S. economy

•	pass-through of higher costs for commodity metals and surcharges to partially offset natural gas inflation

Sales increases were partially offset by reduced demand for silica-based products used in industrial applications, especially in Europe, and lost volume due to the impact of the hurricanes in the Gulf of Mexico on our customers in 2005.

Sales from acquisitions accounted for $28.7 million, or 2.4 percentage points of the sales growth in 2005, almost all of which was attributable to our acquisition of Alltech International Holdings, Inc. completed in August 2004, and $22.6 million or 2.2 percentage points of 2004 sales growth from other acquisitions of businesses in the life sciences product lines. Sales increases related to favorable currency translation were 0.7% and 3.8% in 2005 and 2004, respectively.

Sales growth over the three-year period was strong in all regions except Latin America. Sales in Asia Pacific were up due to strong demand in all product groups resulting from economic activity in China. In North America, increased sales were primarily attributable to volume growth, as well as favorable product price/mix, reflecting stronger economic activity in the United States. European sales were higher due to higher demand for refining catalysts, which more than offset the effects of lower economic activity in parts of that region. In Latin America, the strong sales growth in 2005 more than offset the lower sales growth in 2004, driven primarily by demand in refining technologies.

Grace Davison Net Sales
($ in millions)

Operating Income and Margin

Grace Davison 2005 pretax operating income reflects higher sales in all regions and major product lines and from acquisitions; partially offset by the negative effects of the hurricanes in the Gulf of Mexico, higher raw material and energy costs and incremental costs associated with integrating business functions and processes. We report 100% of sales for the Advanced Refining Technologies LLC joint venture, but only account for 55% of the income in our measure of operating performance.

Pre-tax operating income for the Davison Chemicals segment was up in 2004 compared with 2003, primarily from higher sales in North America and Europe, as well as foreign currency translation effects on Euro-based sales. The operating margin increase over the prior-year period was attributable to favorable product mix and positive results from productivity initiatives, partially offset by higher raw material and energy costs.

Grace Davison
Operating Income and Margin
($ in millions)

Grace Performance Chemicals

Net Sales by Region (In millions)	2005	2004	2003
North America	$578.2	$525.1	$488.0
Europe	374.7	317.6	258.6
Asia Pacific	164.1	155.1	135.0
Latin America	82.3	69.9	59.0
Total Grace Performance Chemicals	$1,199.3	$1,067.7	$940.6

Percentage Change in Net Sales by Region	2005 vs. 2004	2004 vs. 2003	2003 vs. 2002
North America	10.1%	7.6%	(1.4%)
Europe	18.0%	22.8%	25.1%
Asia Pacific	5.8%	14.9%	10.4%
Latin America	17.7%	18.5%	4.8%
Total Grace Performance Chemicals	12.3%	13.5%	6.8%

Recent Acquisitions

See Note 5 to the Consolidated Financial Statements for a description of acquisitions completed in 2005 and 2004.

Sales

The key factors contributing to the increase in sales from our Grace Performance Chemicals operating segment over the three-year period were:

•	volume growth in products directed at high-growth industry, geographic and customer segments

•	continued steady construction activity in the United States

•	higher selling prices in response to increases in raw material costs

Sales growth was strong in all regions over the three-year period. Sales increases in North America reflected higher U.S. construction activity, growth programs in construction products and the Triflex acquisition, completed in the fourth quarter of 2004. In Europe, higher sales were primarily due to favorable foreign currency translation and growth programs in construction products. Sales in Asia Pacific increased as a result of broad-based volume growth and the effects of favorable foreign currency translation. Sales in Latin America were favorably impacted by currency translation and volume increases in construction chemicals and sealants and coatings.

Grace Performance Chemicals Net Sales
($ in millions)

Operating Income and Margin

Grace Performance Chemicals 2005 operating income increased compared with 2004, reflecting higher sales volume, and positive results from productivity and cost containment initiatives, partially offset by raw material cost inflation.

Increases in operating income for 2004 compared with 2003 were driven by sales increases, successful productivity and cost containment programs, and favorable foreign exchange translation, partially offset by raw material and energy cost increases.

Grace Performance Chemicals
Operating Income and Margin
($ in millions)

Operating Returns on Assets Employed – The following charts set forth the Grace Davison and Grace Performance Chemicals total asset position and pre-tax return on average total assets for 2005, 2004, and 2003. You should note that we devote significantly higher capital to the manufacture of Grace Davison products than to the manufacture of Grace Performance Chemicals products. Conversely, nonmanufacturing costs, particularly selling expenses, are significantly higher for Grace Performance Chemicals than for Grace Davison.

Grace Davison (In millions)	2005	2004	2003
Trade receivables	$178.2	$172.0	$144.2
Inventory	177.6	151.8	133.6
Other current assets	24.3	4.9	4.2
Total current assets	380.1	328.7	282.0
Properties and equipment, net	390.7	437.6	444.0
Goodwill and other intangible assets	98.2	105.7	65.8
Other assets	—	18.9	5.3
Total assets	$869.0	$890.9	$797.1
Pre-tax return on average total assets	17.9%	17.8%	15.4%

Grace Davison’s total assets decreased by $21.9 million in 2005 compared with the prior year. The decrease was due to depreciation and amortization expense and from $45.5 million in lower foreign currency translation reflecting a stronger U.S. dollar period over period. Increased trade receivables and inventory, caused by increased sales and higher raw material costs, partially offset the decrease.

Grace Performance Chemicals (In millions)	2005	2004	2003
Trade receivables	$222.7	$219.1	$186.8
Inventory	100.7	96.5	80.9
Other current assets	15.7	14.5	15.3
Total current assets	339.1	330.1	283.0
Properties and equipment, net	183.2	198.3	203.2
Goodwill and other intangible assets	93.5	102.2	84.5
Other assets	49.8	43.9	38.5
Total assets	$665.6	$674.5	$609.2
Pre-tax return on average total assets	22.4%	20.7%	18.8%

Grace Performance Chemicals’ total assets decreased by $8.9 million in 2005 compared with the prior year. The decrease was due to depreciation and amortization expense and from $33.5 million in lower foreign currency translation reflecting a stronger U.S. dollar period over period. The increase in trade receivables and inventory, due to overall sales growth, partially offset the decrease.

Noncore Liabilities

We have a number of financial exposures originating from past businesses, products and events. These obligations arose from transactions and/or business practices that date to when Grace was a much larger company, when we produced products or operated businesses that are no longer part of our revenue base, and when government regulation was less stringent and scientific knowledge with respect to such businesses and products was much less advanced than today.

The following table summarizes our net noncore liabilities at December 31, 2005 and December 31, 2004:

Net Noncore Liabilities In millions	December 31, 2005	December 31, 2004
Asbestos-related liabilities	$(1,700.0)	$(1,700.0)
Asbestos-related insurance receivable	500.0	500.0
Asbestos-related liability, net	(1,200.0)	(1,200.0)
Environmental remediation	(342.0)	(345.0)
Postretirement benefits	(101.3)	(118.9)
Income taxes	(134.5)	(210.4)
Retained obligations and other	(25.4)	(25.1)
Net noncore liability	$(1,803.2)	$(1,899.4)

The resolution of most of these noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. We cannot predict with any certainty how, and for what amounts, any of these contingencies will be resolved. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts we recorded at December 31, 2005.

Plan of Reorganization

As described under ‘‘Voluntary Bankruptcy Filing’’ in Notes 1 and 2 to the Consolidated Financial Statements, Grace and our principal U.S. operating subsidiary are debtors-in-possession under Chapter 11 of the bankruptcy code. Our non-U.S. subsidiaries, although not part of the Chapter 11 filing, are owned directly or indirectly by our principal operating subsidiary or other filing entities. Consequently, we expect that any Chapter 11 plan of reorganization, including our proposed plan of reorganization, will involve the combined value of our global businesses and other assets to fund (with cash and/or securities) our obligations as adjudicated through the bankruptcy process. We have analyzed our cash flow and capital needs to continue to fund our businesses and believe that, while in Chapter 11, sufficient cash flow and credit facilities are available to support our business strategy.

On January 13, 2005, we filed a plan of reorganization and related documents that amended our original plan of reorganization and disclosure statement filed on November 13, 2004 to address certain objections of creditors and other interested parties. The plan of reorganization is supported by committees representing general unsecured creditors and equity holders, but is not supported by committees representing asbestos personal injury claimants and asbestos property damage claimants. See Note 2 to the Consolidated Financial Statements for more information on the plan of reorganization.

Risks of the plan of reorganization – We intend to address all pending and future asbestos-related claims and all other pre-petition claims as outlined in the plan of reorganization. However, we may not be successful in obtaining approval of the plan of reorganization by the Bankruptcy Court. Instead, a materially different plan of reorganization may ultimately be approved and, under the ultimate plan of reorganization, the interests of Grace shareholders could be substantially diluted or cancelled. The value of Grace common stock following a plan of reorganization, and the extent of any recovery by non-asbestos-related creditors, will depend principally on the allowed value of our asbestos-related claims as determined by the Bankruptcy Court.

Our proposed plan of reorganization assumes several fundamental conditions including that:

•	our asbestos-related liabilities can be resolved at a net present value cost of no more than $1,700 million (including $87 million for pre-petition asbestos-related contractual settlements and judgments), including all property damage claims (including claims related to our former Zonolite Attic Insulation, or ZAI, product) and all pending and future personal injury claims

•	the benefit of assets from litigation settlement agreements with Sealed Air Corporation and its subsidiary, Cryovac, Inc., and Fresenius Medical Care Holdings, Inc. will be available to satisfy liabilities under the plan of reorganization

There can be no guarantee that these two fundamental conditions can be met. The measure of our asbestos-related liabilities could be settled by the bankruptcy court (in conformity with the plan of reorganization or otherwise), by a negotiation with interested parties, and/or by legislation (currently being considered by the U.S. Congress) for the personal injury component of this contingency.

In May 2005, the U.S. Senate Judiciary Committee reported the Specter-Leahy Fairness in Asbestos Injury Resolution Act of 2005, or FAIR, to the U.S. Senate. The FAIR bill is intended to create a fair and efficient system to resolve claims of victims for personal injury caused by asbestos exposure. FAIR, as reported, provides for the creation of a government-administered trust, to be funded by payments from insurers and defendant companies. It also includes medical criteria against which monetary values have been assigned so that people with an asbestos-related condition will receive compensation under a no-fault system.

Under the current version of FAIR, our required payments to the fund would be approximately $30.4 million payable annually over a period of up to 30 years.

Whether FAIR, as reported or as it may be amended, is enacted into law is highly uncertain. Legislation to provide a resolution for asbestos personal injury mass tort litigation has been considered many times before and in no instance has legislation passed both houses of Congress. A resolution of personal injury claims based on FAIR may not satisfy the conditions precedent under the litigation settlement agreements with Sealed Air and Fresenius and, therefore, may reduce or eliminate the availability of those assets to fund a plan of reorganization.

Any resolution, other than that reflected in the plan of reorganization, could have a material adverse effect on the percentage of Grace common stock to be retained by current Grace shareholders beyond that reflected in the proforma financial information presented below. We will adjust our financial statements and the proforma effects of the plan of reorganization as facts and circumstances warrant.

Proforma Financial Information – The unaudited proforma financial information presented below reflects the accounting effects of our proposed plan of reorganization (1) as if it were put in effect on the date of our most recent consolidated balance sheet – December 31, 2005, and (2) as if it were in effect for the year ended December 31, 2005. The proforma financial information included herein, may not be consistent with the plan of reorganization documents filed on January 13, 2005 due to subsequent changes in operations and accounting estimates. Such proforma financial statements reflect how our assets, liabilities, equity and income would be affected by the plan of reorganization as follows:

A.	Borrowings Under New Debt Agreements and Contingencies

The plan of reorganization reflects the assumed establishment of a new $1,000 million debt facility to fund settled claims payable at the effective date of the plan of reorganization (approximately $800 million) and to provide working capital (approximately $200 million) for continuing operations. Proforma expenses reflect an assumed 7% interest rate on outstanding borrowings. No such facility currently exists but, we expect, based on our discussions with prospective lenders, that we can obtain a facility before the effective date of the plan of reorganization. In addition, the proforma financial information reflects $150.0 million in contingencies to pay professional and bank fees, other non-operating liabilities and their related tax effects that will not become liabilities until the effective date of the plan of reorganization.

B.	Fresenius and Sealed Air Settlements

The plan of reorganization reflects the value, in the form of cash and securities, expected to be realized under litigation settlement agreements as follows: $115.0 million of cash from Fresenius; and, $1,108.3 million of estimated value from Cryovac, Inc., a subsidiary of Sealed Air (calculated as of December 31, 2005) in the form of $512.5 million of cash plus accrued interest at 5.5% from December 21, 2002 compounded annually (approximately $90.3 million), and nine million shares of Sealed Air common stock valued at $56.17 per share (approximately $505.5 million). Tax accounts have been adjusted to reflect the satisfaction of our recorded liabilities by way of these third-party agreements. The Fresenius settlement amount will be payable directly to Grace and will be accounted for as income. Payments under the Sealed Air settlement will be paid directly to the asbestos trust by Cryovac and will be accounted for as satisfaction of a portion of our recorded asbestos-related liability and a credit to shareholder’s equity. In addition, the valuation allowance related to our federal deferred tax assets will not be required as a result of these settlements and has therefore been reversed. Both the Sealed Air and Fresenius settlements are subject to the fulfillment of specified conditions.

C.	Payment of Pre-Petition Liabilities

The plan of reorganization reflects the transfer of funds and securities to settle estimated obligations payable under the plan of reorganization at the effective date. We have adjusted tax accounts to reflect the change in nature of our tax assets from predominately temporary differences to predominately time-limited tax net operating losses. We have assumed non-asbestos pass-through liabilities will be paid in cash when due.

D.	Proforma Consolidated Statement of Operations and Capital Structure

The proforma income adjustments reflect the elimination from our 2005 Consolidated Statements of Operations of:

•	charges and expenses directly related to Chapter 11

•	other expenses and income related to matters expected to be resolved before emerging from Chapter 11

•	the accounting for estimates and provisions directly related to the plan of reorganization

•	the addition of interest and new shares of Grace common stock related to the assumed financing of the plan of reorganization

For purposes of proforma earnings per share and proforma share capital, we used the trading price of $9.40 per share as of December 31, 2005 for calculating issued and outstanding shares. At this per share valuation, we assume that 56.8 million shares will be issued at the effective date of the plan of reorganization to fund asbestos and general unsecured claims, 13.8 million shares would be issuable upon exercise of warrants to satisfy our estimate of PI-AO claims, and 0.7 million shares would be issued upon exercise of in-the-money stock options. We present the trading value solely to show a proforma Consolidated Statement of Operations and this trading value may not be indicative of the actual trading value of Grace common stock following the effective date of the plan of reorganization. If our distributable value per share at the effective date of the plan of reorganization is below approximately $7.85 per share, we would be required to revalue our balance sheet for a change in control. (The trading value of Grace common stock over the twelve-month period ended December 31, 2005 was between $6.75 and $13.79 per share.) These proforma financial statements reflect no change in assets or income related to this potential accounting outcome.

E.	Non-asbestos Contingencies

The accompanying proforma financial information assumes all non-asbestos related contingencies (including environmental, tax and civil and criminal litigation) are settled for recorded amounts as of December 31, 2005. Certain liabilities are assumed to be paid at the effective date based on our estimate of amounts that will be determinable and payable. The remainder, which would also be subject to the plan of reorganization, if approved, is assumed to be paid subsequent to the effective date as amounts are either not due until a later date or will be determined through post-effective-date litigation. The ultimate value of such claims may change materially as Chapter 11 and other legal proceedings further define our non-asbestos related obligations.

W. R. Grace & Co and Subsidiaries Proforma Condensed Consolidated Balance Sheet (In millions)	December 31, 2005 As Reported	Proforma Adjustments			December 31, 2005 Proforma
		Borrowings Under New Debt Agreements and Contingencies	Sealed Air/ Fresenius Settlements	Payment of Remaining Pre-Petition Liabilities
ASSETS
Current Assets
Cash and cash equivalents	$474.7	$800.0	$115.0	$(994.5)	$395.2
Other current assets	778.9	—	—	—	778.9
Total Current Assets	1,253.6	800.0	115.0	(994.5)	1,174.1
Non-current operating assets	974.9	—	—	—	974.9
Cash value of life insurance	84.8	—	—	—	84.8
Deferred income taxes:
Net operating loss carryforwards	39.4	—	(40.3)	105.1	104.2
Temporary differences, net of valuation allowance	664.5	26.3	(339.9)	(105.1)	245.8
Asbestos-related insurance	500.0	—	—	—	500.0
Total Assets	$3,517.2	$826.3	$(265.2)	$(994.5)	$3,083.8
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Total current liabilities	$377.1	$—	$—	$—	$377.1
Long-term debt	0.4	800.0	—	—	800.4
Other noncurrent liabilities	579.9	—	—	—	579.9
Total Liabilities Not Subject to Compromise	957.4	800.0	—	—	1,757.4
Bank debt/letters of credit/capital leases	684.7	—	—	(682.9)	1.8
Liability for asbestos-related litigation and claims	1,700.0	—	(1,108.3)	(461.7)	130.0
Liability for environmental remediation	342.0	—	—	(229.5)	112.5
Liability for postretirement health and special pensions	187.7	—	—	(11.0)	176.7
Liability for accounts payable and litigation	106.2	—	—	(81.5)	24.7
Liability for tax claims and contingencies	134.5	—	—	(12.0)	122.5
Other nonoperating liabilities, including plan of reorganization contingencies	—	150.0	—	(50.0)	100.0
Liabilities Subject to Compromise	3,155.1	150.0	(1,108.3)	(1,528.6)	668.2
Total Liabilities	4,112.5	950.0	(1,108.3)	(1,528.6)	2,425.6
Shareholder’s Equity (Deficit)
Share capital	424.2	—	—	534.1	958.3
Retained earnings and other equity items	(1,019.5)	(123.7)	843.1	—	(300.1)
Total Shareholders’ Equity (Deficit)	(595.3)	(123.7)	843.1	534.1	658.2
Total Liabilities and Shareholders’ Equity (Deficit)	$3,517.2	$826.3	$(265.2)	$(994.5)	$3,083.8

Note:	Proforma amounts in liabilities subject to compromise will be reclassed to liabilities not subject to compromise after the proposed plan is in effect.

W.R. Grace & Co. and Subsidiaries Proforma Consolidated Statement of Operations (In millions, except per share amounts)	Year Ended December 31, 2005
	As Reported	Proforma Adjustments	Proforma
Net Sales	$2,569.5	$—	$2,569.5
Cost of goods sold, exclusive of depreciation and amortization shown separately below	1,689.8	—	1,689.8
Selling, general and administrative expenses, exclusive of net pension expense shown separately below	481.1	(39.4)	441.7
Depreciation and amortization	114.0	—	114.0
Research and development expenses	59.2	—	59.2
Net pension expense	71.9	—	71.9
Interest expense and related financing costs	55.3	1.6	56.9
Provision for environmental remediation	25.0	(25.0)	—
Provision for asbestos-related litigation, net of insurance	—	—	—
Other (income) expense	(67.4)	44.5	(22.9)
Total costs and expenses	2,428.9	(18.3)	2,410.6
Income (loss) before Chapter 11 expenses, income taxes and minority interest	140.6	18.3	158.9
Chapter 11 expenses, net	(30.9)	30.9	—
Benefit from (provision for) income taxes	(21.3)	(26.9)	(48.2)
Minority interest in consolidated entities	(21.1)	—	(21.1)
Net income (loss)	$67.3	$22.3	$89.6
Basic earnings (loss) per common share	$1.01		$0.72
Weighted average number of basic shares	66.8	57.5	124.3
Diluted earnings (loss) per common share	$1.00		$0.65
Weighted average number of diluted shares	67.3	71.3	138.6

Financial Condition

Asbestos-Related Litigation –  See Note 3 to the Consolidated Financial Statements.

Environmental Matters – See Note 14 to the Consolidated Financial Statements.

Defined Benefit Pension Plans – We sponsor defined benefit pension plans for our employees in the United States, Canada, the United Kingdom, Australia, Germany, Italy, France, Spain, Denmark, Japan, Philippines, South Korea, Taiwan, South Africa, Brazil and Mexico and fund government sponsored programs in other countries where we operate. Certain of our sponsored plans are advance-funded and others are pay-as-you-go. The advance-funded plans are administered by trustees who direct the management of plan assets and arrange to have obligations paid when due out of a trust. The most significant advance-funded plans cover our salaried employees in the U.S. and U.K. and employees covered by collective bargaining agreements at certain of our U.S. facilities.

At the December 31, 2005 measurement date for the U.S. advance-funded defined benefit pension plans, the accumulated benefit obligation, or ABO, was approximately $965 million as measured under U.S. generally accepted accounting principles. The ABO is measured as the present value (using a 5.5% discount rate as of December 31, 2005) of vested and non-vested benefits earned from employee service to date, based upon current salary levels. Such discount rate is based on a high quality bond portfolio designed to meet the payout pattern of the pension plans. Of the participants in the pension plans, approximately 80% are current retirees or employees of our former businesses, making the payout pattern skewed to the nearer term. Assets available to fund the ABO at December 31, 2005 were approximately $645 million, or approximately $320 million less than the measured obligation.

It is our intention to satisfy our obligations under the pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974. On June 22, 2005 we obtained bankruptcy court approval to fund minimum required payments of approximately $46 million for the period July 2005 through June 2006. In that regard, we contributed approximately $15 million in July 2005, approximately $9 million in October 2005 and approximately $9 million in January 2006, to the trusts that hold assets of the pension plans. Contributions to non-U.S. plans are not subject to bankruptcy court approval and we intend to fund such plans based on actuarial and trustee recommendations; $12.7 million was funded during the year ended December 31, 2005.

See Note 18 to the Consolidated Financial Statements for the components of net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003. Total pension expense for 2005 was approximately $72 million, and benefit payments to retirees aggregated approximately $106 million for all pension programs in 2005. At December 31, 2005, our recorded pension liability for U.S. and non-U.S. underfunded plans was $533.9 million ($447.5 million included in liabilities not subject to compromise and $86.4 million related to supplemental pension benefits, included in ‘‘liabilities subject to compromise’’) which includes the following components: (1) shortfall between dedicated assets and ABO of underfunded plans ($321.4 million); and (2) ABO of pay-as-you-go plans ($212.5 million).

Postretirement Benefits Other Than Pensions – We provide certain health care and life insurance benefits for retired employees, a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of benefits under this program was $11.9 million during 2005, compared with $12.5 million in 2004. Our recorded liability for postretirement benefits of $101.3 million at December 31, 2005 is stated at net present value discounted at 5.5% (as discussed under Defined Benefit Pension Plans). Our proposed plan of reorganization provides for the continuation of these benefits.

In December 2003, President George W. Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 into law. This act introduces a prescription drug benefit under Medicare, Medicare Part D, as well as a federal subsidy to companies that provide a benefit that is at least actuarially equivalent (as defined in the act) to Medicare Part D. On January 21, 2005, the Center for Medicare and Medicaid Services released the final regulations implementing the act. We have determined that the prescription drug benefit under our postretirement health care plan is actuarially equivalent to the Medicare Part D benefit. Therefore, the accumulated postretirement benefit obligation, or APBO, was remeasured as of January 21, 2005 to reflect the amount associated with the federal subsidy. The APBO was reduced by approximately $14.6 million and the net periodic benefit cost for 2005 was reduced by approximately $1.9 million due to the effect of the federal subsidy.

Tax Matters – See Notes 4 and 14 to the Consolidated Financial Statements and ‘‘Income Taxes’’ above for further discussion of our tax accounting and tax contingencies.

Other Contingencies – See Note 14 to the Consolidated Financial Statements for a discussion of our other contingent matters.

Liquidity and Capital Resources

Cash Resources and Available Credit Facilities – At December 31, 2005, we had $559.5 million in cash and cash-like assets ($474.7 million in cash and cash equivalents and $84.8 million in net cash value of life insurance). In addition, we had access to committed credit facilities in the U.S., Germany and France. In the U.S., under the $250.0 million DIP facility, $211.3 million was available at December 31, 2005 net of letters of credit and holdback provisions. The term of the DIP facility expires April 1, 2006. We expect to renew the facility for an additional two-year period. In Germany, under a €10.0 million line of credit, we had access to €3.5 million at December 31, 2005 net of bankers guarantees and other holdbacks. The term of the facility expired January 16, 2006 and is expected to be renewed for an additional one-year period. In France, under a €3.9 million line of credit, we had access to €0.6 million at December 31, 2005 net of bankers guarantees. The term of the facility expires May 31, 2006 and is expected to be renewed for an additional one-year period. We believe that these funds and credit facilities will be sufficient to finance our business strategy while in Chapter 11.

Cash Flow From Core Operations – Our 2005 net cash flow from core operations before investing decreased due to increased investment in working capital.

Core Operations	December 31,
(In millions)	2005	2004	2003
Cash flows:
Pre-tax operating income	$201.5	$179.3	$148.7
Depreciation and amortization	114.0	108.8	102.9
Pre-tax earnings before depreciation and amortization	315.5	288.1	251.6
Working capital and other changes	(75.0)	27.7	(63.4)
Cash flow before investing	240.5	315.8	188.2
Capital expenditures	(80.9)	(62.9)	(86.4)
Businesses acquired	(5.5)	(66.3)	(26.9)
Net cash flow from core operations	$154.1	$186.6	$74.9

The increased investment in working capital was primarily due to payments of approximately $70 million for prior year performance incentives and customer volume rebates. Additional investment in working capital was due to a shift in regional sales mix outside North America where standard terms of sale are longer and advanced purchasing of key raw materials is often necessary.

We expect to continue to invest excess cash flow and/or other available capital resources in our core business base. These investments are likely to be in the form of additional plant capacity, product line extensions and geographic market expansions, and/or acquisitions in existing product lines. Investments that are outside the ordinary course of business may be subject to bankruptcy court approval and review by the Chapter 11 creditor committees.

Cash Flow From Noncore Activities – The cash flow from our noncore activities can be volatile. Expenditures are generally governed by bankruptcy court rulings and receipts are generally nonrecurring. Much of the noncore spending in the past three years has been under Chapter 11 first-day motions that allow us to fund postretirement benefits and required environmental remediation on Grace-owned sites. Cash inflows have been from asbestos-related insurance recovery on pre-Chapter 11 liability payments, and unusual events. In April 2005, we made a $90 million payment to the U.S. Internal Revenue Service to fund taxes and interest on settled amounts as approved by the bankruptcy court.

Noncore Activities (In millions)	December 31,
	2005	2004	2003
Cash flows:
Pre-tax income (loss) from noncore activities	$(30.3)	$(457.1)	$(190.1)
Net gain litigation from settlement	—	(51.2)	—
Provision for asbestos-related litigation, net	—	476.6	30.0
Other non-cash charges	50.1	100.5	158.1
Cash spending for:
Noncore contingencies:
Tax settlement	(90.0)	—	—
Environmental settlement	(29.7)	—	—
Environmental remediation	(6.7)	(9.0)	(11.2)
Postretirement benefits	(11.9)	(12.5)	(12.6)
Retained obligations and other	(1.0)	(1.8)	(1.3)
Net cash flow from noncore activities	$(119.5)	$45.5	$(27.1)

Net cash flow from core operations and net cash flow from noncore activities do not represent income or cash flow as defined under generally accepted accounting principles, and you should not consider them to be an alternative to such measures as an indicator of our performance. We provide these measures to permit you to distinguish operating results of our current business base from results and related assets and liabilities of past businesses, discontinued products, and corporate legacies and the effect of our Chapter 11 proceedings.

See the ‘‘Consolidated Statements of Cash Flows’’ included in the Consolidated Financial Statements for investing and financing activities for the years ended December 31, 2005, 2004 and 2003.

Debt and Other Contractual Obligations –  Total debt outstanding at December 31, 2005 was $687.4 million, including $170.4 million of accrued interest on pre-petition debt. As a result of the Chapter 11 filing, we are now in default on $514.3 million of pre-petition debt, which, together with accrued interest thereon, has been included in ‘‘liabilities subject to compromise’’ as of December 31, 2005. The automatic stay provided under the bankruptcy code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest on such debt during the Chapter 11 proceedings unless further developments lead management to conclude that it is probable that such interest will be compromised.

Set forth below are contractual obligations not subject to compromise.

Contractual Obligations Not Subject to Compromise

	Payments due by Period
(In millions)	Total	Less than 1 Year	1-3 Years	Thereafter
Operating commitments (1)	$45.7	$43.9	$1.8	$—
Debt	2.7	2.3	0.4	—
Operating leases	88.5	20.1	42.4	26.0
Capital leases	2.0	0.6	1.4	—
Pension funding requirements per ERISA	195.0	93.4	101.6	—	(2)
Total Contractual Cash Obligations	$333.9	$160.3	$147.6	$26.0

(1)	Amounts do not include open purchase commitments which are routine in nature and normally settle within 90 days or obligations to employees under annual or long-term incentive programs.

(2)	Amount has not yet been determined.

See Note 14 to the Consolidated Financial Statements for a discussion of financial assurances.

Inflation

The financial statements are presented on a historical cost basis and do not fully reflect the impact of prior years’ inflation. While the U.S. inflation rate has been modest for several years, we operate in international economies with both inflation and currency risks. The ability to pass on inflation costs is an uncertainty due to general economic conditions and competitive situations. The cost of replacing our property and equipment today is estimated to be greater than its historical cost. Accordingly, depreciation expense would be greater if the expense were stated on a current cost basis.

Accounting Policies

See Note 1 of Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on us.

Risk Management

The nature of our business requires us to deal with risks of several types. We seek to manage these risk factors so that the Company is exposed to an acceptable level of risk. We have established an Enterprise Risk Management function under our Chief Risk and Compliance Officer, the purpose of which is to provide assurance that management is addressing all risks facing the Company in a comprehensive and conservative way. The following are examples of how we are addressing certain categories of risks:

•	Commodities – Our Supply Chain organization is responsible for procuring our raw material needs. Some of our raw materials are commodities subject to price fluctuation. Natural gas is a prime example. It is a key energy source for our Grace Davison production facilities, the price of which has fluctuated widely over the past two years. Our policy is to hedge against volatility in raw material prices, using hedge contracts and other financial instruments as necessary and appropriate. We also execute long term supply agreements and/or forward commitments to secure materials at stable prices and in quantities fully expected to be used in production. The result of our approach in 2005 was favorable with respect to certain metals used in catalyst products where we were able to secure supply at below market prices, but was unfavorable with respect to natural gas as we were subject to market changes for most of the year.

•	Currencies – Because we do business in over 40 countries, our financial results are exposed to fluctuations in foreign exchange rates. We seek to minimize our exposure to these fluctuations by matching revenue streams in volatile currencies with expenditures in the same currencies, but it is not always possible to do so. From time to time we will use financial instruments such as foreign currency forward contracts, options, or combinations of the two to reduce the risk of certain specific transactions. However, we do not have a policy of hedging all exposures, because we do not believe that such a level of hedging would be cost-effective, particularly translation exposures that are not expected to affect cash flows in the near term. Executing our approach for 2005 allowed us to avoid currency risk of most funds available for repatriation from foreign subsidiaries. See ‘‘Pre-tax Income (Loss) from Noncore Activities’’ above for more information regarding our foreign currency forward contracts.

•	Disasters – We have disaster recovery plans in effect at key sites, and we have built a certain amount of redundancy into our production plants where feasible. We also have a formalized risk management program, which includes several types and layers of insurance. We are advised by risk management professionals and brokers who are familiar with recent trends in the insurance markets worldwide. The level of insurance carried, and other related aspects such as deductibles, self-insurance levels, etc. are monitored regularly by management and reviewed by the Board of Directors on a regular basis. See ‘‘Effect of Hurricanes Katrina and Rita’’ above for more information.

•	Environmental – We are committed to the heath and safety of all employees and to protecting the environment from damage through the use or production of our products. Our Environmental Health and Safety (EH&S) organization is global in scope and is charged with assuring that Grace lives up to its commitments in this area. The group performs EH&S audits of Grace facilities and regularly monitors local laws and regulation to assure that we are in full compliance. Where appropriate, outside consultants and experts are utilized to augment our in-house staff. We are in the process of finalizing an improved EH&S Management System, which will enable us to apply ‘best practices’ principles across the company.

•	Ethics and Fraud – We insist that our employees maintain the highest standards of ethical behavior. We have preventative and investigatory programs in place to maintain these standards, as follows:

•	We have established online ethics training programs in five languages and we require all employees to take a certain number of courses annually.

•	All U.S. employees and key employees outside the U.S. must sign an annual Ethics Statement in which they renew their commitment to operate ethically and according to the Company’s code of conduct. They must also report any actual or potential conflicts of interest for evaluation by management, and remediation if necessary.

•	We have an anonymous telephone line to report fraudulent or unethical behavior to the Company’s Chief Ethics Officer. The direct line is available to all employees worldwide where local law allows such a facility. All allegations of fraud are reported to the Audit Committee.

•	Our Internal Audit Department is independent of management and reports functionally to the Chairman of the Audit Committee of the Board of Directors. The department conducts investigations in collaboration with the Chief Ethics Officer when alleged frauds have accounting, financial reporting or fiscal aspects.

•	We provide training to financial personnel in key positions covering topics such as the U.S. Foreign Corrupt Practices Act, the Sarbanes Oxley Act of 2002, and other laws and regulations relating to ethical or legal matters.

W. R. GRACE & CO. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

For the Year 2005

	Additions/(deductions)
Description	Balance at beginning of period	Charged/ (credited) to costs and expenses	Cash received/ (paid)	Other net (1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$7.5	$(0.8)	$—	$—	$6.7
Allowances for long-term receivables	0.8	(0.1)	—	—	0.7
Allowances for inventory obsolescence	9.1	(2.4)	—	—	6.7
Valuation allowance for deferred tax assets	242.6	2.7	—	—	245.3
Reserves:
Reserves for asbestos-related litigation	1,700.0	—	—	—	1,700.0
Reserves for environmental remediation	345.0	25.0	(6.7)	(21.3)	342.0
Reserves for retained obligations of divested businesses	$25.1	$5.0	$(4.7)	$—	$25.4

For the Year 2004

	Additions/(deductions)
Description	Balance at beginning of period	Charged/ (credited) to costs and expenses	Cash received/ (paid)	Other net (1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$6.3	$1.2	$—	$—	$7.5
Allowances for long-term receivables	0.7	0.1	—	—	0.8
Allowances for inventory obsolescence	4.0	2.0	—	3.1	9.1
Valuation allowance for deferred tax assets	168.3	74.3	—	—	242.6
Reserves:
Reserves for asbestos-related litigation	992.3	714.8	10.6	(17.7)	1,700.0
Reserves for environmental remediation	332.4	21.6	(9.0)	—	345.0
Reserves for retained obligations of divested businesses	$27.0	$—	$(1.8)	$(0.1)	$25.1

For the Year 2003

	Additions/(deductions)
Description	Balance at beginning of period	Charged/ (credited) to costs and expenses	Cash received/ (paid)	Other net (1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$5.4	$0.9	$—	$—	$6.3
Allowances for long-term receivables	0.8	(0.1)	—	—	0.7
Allowances for inventory obsolescence	3.6	0.4	—	—	4.0
Valuation allowance for deferred tax assets	152.5	15.8	—	—	168.3
Reserves:
Reserves for asbestos-related litigation	973.2	30.0	2.8	(13.7)	992.3
Reserves for environmental remediation	201.0	142.5	(11.2)	0.1	332.4
Reserves for retained obligations of divested businesses	$25.3	$—	$(1.3)	$3.0	$27.0

(1)	Various miscellaneous adjustments against reserves.

Exhibit 12

W. R. GRACE & CO. AND SUBSIDIARIES

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND
COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS (1)
(In millions, except ratios)
(Unaudited)

	Years Ended December 31,(2)
	2005(3)	2004(4)	2003(5)	2002(6)	2001
Net income (loss) from continuing operations	$67.3	$(402.3)	$(55.2)	$22.1	$78.6
Provision for (benefit from) income taxes	21.3	(1.5)	(12.3)	38.0	63.7
Minority interest in income (loss) of majority owned subsidiaries	19.7	8.1	(1.5)	2.0	0.1
Equity in unremitted losses (earnings) of less than 50%-owned companies	—	—	0.3	0.1	—
Interest expense and related financing costs, including amortization of capitalized interest	56.6	112.6	17.5	22.3	39.5
Estimated amount of rental expense deemed to represent the interest factor	6.2	5.6	5.1	4.9	4.7
Income (loss) as adjusted	$171.1	$(277.5)	$(46.1)	$89.4	$186.6
Combined fixed charges and preferred stock dividends:
Interest expense and related financing costs, including capitalized interest	$54.9	$100.7	$18.0	$21.8	$36.6
Estimated amount of rental expense deemed to represent the interest factor	6.2	5.6	5.1	5.0	4.7
Fixed charges	61.1	106.3	23.1	26.8	41.3
Combined fixed charges and preferred stock dividends	$61.1	$106.3	$23.1	$26.8	$41.3
Ratio of earnings to fixed charges	2.80	(7)	(7)	3.34	4.52
Ratio of earnings to combined fixed charges and preferred stock dividends	2.80	(7)	(7)	3.34	4.52

(1)	Grace preferred stocks were retired in 1996.

(2)	Certain amounts have been restated to conform to the 2005 presentation.

(3)	Amounts in 2005 contain a provision for environmental remediation of $25.0 million.

(4)	Amounts reflect the following adjustments: a $476.6 million accrual to increase our recorded asbestos-related liability, net of expected insurance recovery of $238.2 million; a $94.1 million accrual to increase our estimate of interest to which general unsecured creditors would be entitled; and a $151.7 million credit for net income tax benefits related to the items described above.

(5)	Amounts include $172.5 million for pre-tax charges to adjust our estimated liability for environmental remediation and asbestos-related property damage.

(6)	Amounts contain a provision for non-operating environmental remediation of $70.7 million.

(7)	As a result of the losses incurred for the years ended December 31, 2004 and 2003, we were unable to fully cover the indicated fixed charges (a shortfall of $383.8 million and $69.2 million, respectively).