Form 10-Q
period 2006-03-31
W R GRACE & CO
filed 2006-05-09
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

67,848,221 shares of Common Stock, $0.01 par value, were outstanding at April 30, 2006.

W. R. GRACE & CO. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

Review by Independent Registered Public Accounting Firm

A review of the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2006 and 2005 has been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Their report on the interim consolidated financial statements follows. This report is not considered a ‘‘report’’ within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheets of W. R. Grace & Co. and its subsidiaries as of March 31, 2006, and the related consolidated statements of operations, cash flows, shareholders’ equity (deficit) and comprehensive income (loss) for each of the three-month periods ended March 31, 2006 and March 31, 2005. These interim financial statements are the responsibility of the Company’s management.

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

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the interim consolidated financial statements, on April 2, 2001, the Company and substantially all of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code, which raises substantial doubt about the Company’s ability to continue as a going concern in its present form. Management’s intentions with respect to this matter are also described in Notes 1 and 2. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, cash flows, shareholders’ equity (deficit) and comprehensive income (loss) for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated March 10, 2006, we expressed (i) an unqualified opinion on those consolidated financial statements with an explanatory paragraph relating to the Company’s ability to continue as a going concern and, (ii) unqualified opinions on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and on the effectiveness of the Company’s internal control over financial reporting. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
May 9, 2006

W. R. Grace & Co. and Subsidiaries Consolidated Statements of Operations (Unaudited) In millions, except per share amounts	Three Months Ended March 31,
	2006	2005
Net sales	$658.6	$603.2
Cost of goods sold, exclusive of depreciation and amortization shown separately below	438.0	392.7
Selling, general and administrative expenses, exclusive of net pension expense shown separately below	128.2	119.3
Depreciation and amortization	28.1	28.8
Research and development expenses	15.5	15.1
Net pension expense	14.8	17.6
Interest expense and related financing costs	15.8	14.6
Other (income) expense	(1.9)	(6.1)
	638.5	582.0
Income (loss) before Chapter 11 expenses, income taxes, and minority interest	20.1	21.2
Chapter 11 expenses, net	(8.7)	(6.0)
Benefit from (provision for) income taxes	(4.5)	(8.6)
Minority interest in consolidated entities	(6.8)	(3.5)
Net income (loss)	$0.1	$3.1
Basic earnings (loss) per share:
Net income (loss)	$0.00	$0.05
Weighted average number of basic shares	67.0	66.6
Diluted earnings (loss) per share:
Net income (loss)	$0.00	$0.05
Weighted average number of diluted shares	67.3	67.3

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) In millions	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES
Income (loss) before Chapter 11 expenses, income taxes, and minority interest	$20.1	$21.2
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	28.1	28.8
Interest accrued on pre-petition liabilities subject to compromise	15.4	13.3
Net (gain) loss on sales of investments and disposals of assets	1.8	(0.9)
Net pension expense	14.8	17.6
Payments to fund defined benefit pension arrangements	(13.3)	(3.0)
Net income from life insurance policies	(1.2)	(1.3)
Provision for uncollectible receivables	—	0.6
Payments under postretirement benefit plans	(2.2)	(2.3)
Expenditures for environmental remediation	(2.1)	(1.2)
Expenditures for retained obligations of divested businesses	(0.7)	(0.3)
Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency translation:
Working capital items (trade accounts receivable, inventories and accounts payable)	(49.8)	(27.9)
Other accruals and non-cash items	(37.8)	(57.9)
Net cash provided by (used for) operating activities before income taxes, Chapter 11 expenses and settlement of noncore contingencies	(26.9)	(13.3)
Cash paid to settle noncore contingencies	—	(8.3)
Chapter 11 expenses paid	(10.5)	(4.4)
Income taxes paid, net of refunds	(2.8)	(5.4)
Net cash provided by (used for) operating activities	(40.2)	(31.4)
INVESTING ACTIVITIES
Capital expenditures	(21.0)	(12.4)
Businesses acquired, net of cash acquired	—	(2.5)
Proceeds from termination of life insurance policies	—	14.8
Net investment in life insurance policies	(0.2)	2.0
Proceeds from sales of investments and disposals of assets	0.1	0.1
Net cash provided by (used for) investing activities	(21.1)	2.0
FINANCING ACTIVITIES
Net payment of loans secured by cash value of life insurance	—	(0.5)
Net (repayments) borrowings under credit arrangements	(0.2)	(2.0)
Fees under debtor-in-possession credit facility	(0.5)	(0.6)
Proceeds from exercise of stock options	2.0	3.0
Net cash provided by (used for) financing activities	1.3	(0.1)
Effect of currency exchange rate changes on cash and cash equivalents	0.7	(6.1)
Increase (decrease) in cash and cash equivalents	(59.3)	(35.6)
Cash and cash equivalents, beginning of period	474.7	510.4
Cash and cash equivalents, end of period	$415.4	$474.8

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries Consolidated Balance Sheets (Unaudited) In millions, except par value and shares	March 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$415.4	$474.7
Trade accounts receivable, less allowance of $4.9 (2005 – $5.0)	432.4	401.7
Inventories	301.2	278.3
Deferred income taxes	26.7	27.3
Other current assets	57.9	71.6
Total Current Assets	1,233.6	1,253.6
Properties and equipment, net of accumulated depreciation and amortization of $1,448.5 (2005 – $1,420.2)	631.4	632.9
Goodwill	104.5	103.9
Cash value of life insurance policies, net of policy loans	86.2	84.8
Deferred income taxes	715.2	703.9
Asbestos-related insurance	500.0	500.0
Other assets	235.1	238.1
Total Assets	$3,506.0	$3,517.2
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$2.2	$2.3
Accounts payable	167.4	166.8
Income taxes payable	19.4	10.1
Other current liabilities	164.0	197.9
Total Current Liabilities	353.0	377.1
Debt payable after one year	0.4	0.4
Deferred income taxes	55.6	54.3
Minority interest in consolidated affiliates	44.4	36.4
Unfunded defined benefit pension liability	450.3	447.5
Other liabilities	29.9	41.7
Total Liabilities Not Subject to Compromise	933.6	957.4
Liabilities Subject to Compromise – Note 2	3,165.3	3,155.1
Total Liabilities	4,098.9	4,112.5
Commitments and Contingencies
Shareholders’ Equity (Deficit)
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 2006 – 67,141,568 (2005 – 66,922,196)	0.8	0.8
Paid-in capital	422.7	423.4
Accumulated deficit	(505.8)	(505.9)
Treasury stock, at cost: shares: 2006 – 9,838,192; (2005 – 10,057,564)	(117.1)	(119.7)
Accumulated other comprehensive income (loss)	(393.5)	(393.9)
Total Shareholders’ Equity (Deficit)	(592.9)	(595.3)
Total Liabilities and Shareholders’ Equity (Deficit)	$3,506.0	$3,517.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited) In millions	Common Stock and Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2005	$424.2	$(505.9)	$(119.7)	$(393.9)	$(595.3)
Net income (loss)	—	0.1	—	—	0.1
Stock plan activity	(0.7)	—	2.6	—	1.9
Other comprehensive income (loss)	—	—	—	0.4	0.4
Balance, March 31, 2006	$423.5	$(505.8)	$(117.1)	$(393.5)	$(592.9)

W. R. Grace & Co. and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) (Unaudited) In millions	Three Months Ended March 31,
	2006	2005
Net income (loss)	$0.1	$3.1
Other comprehensive income (loss):
Foreign currency translation adjustments	1.0	(13.0)
Commodity hedging activities	(0.6)	—
Total other comprehensive income (loss)	0.4	(13.0)
Comprehensive income (loss)	$0.5	$(9.9)

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

Basis of Presentation – The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company’s 2005 Annual Report on Form 10-K. Such interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature. Potential accounting adjustments discovered during normal reporting and accounting processes are evaluated on the basis of materiality, both individually and in the aggregate, and are recorded in the accounting period discovered, unless a restatement of a prior period is necessary. All significant intercompany accounts and transactions have been eliminated.

The results of operations for the three-month interim period ended March 31, 2006 are not necessarily indicative of the results of operations for the year ending December 31, 2006.

Reclassifications – Certain amounts in prior years’ Consolidated Financial Statements have been reclassified to conform to the 2006 presentation.

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

Effect of New Accounting Standards – In December 2004, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123(R), ‘‘Share-Based Payment,’’ to require companies to measure and recognize in operations the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. The provisions of this standard are effective for Grace in 2006. Grace implemented SFAS 123(R) in the first quarter of 2006. Under the transition method selected, the only outstanding awards affected were stock appreciation rights granted to Grace’s former Chief Executive Officer. Grace has chosen to adopt the standard using the modified prospective method. Following this guidance, the award was measured at fair value of $2.6 million using a Black Scholes model at March 31, 2006 and was recognized as compensation cost (included in selling, general and administrative expenses) in the current quarter. The cumulative effect of this new rule was $1.4 million at the beginning of the first quarter of 2006. Grace has not granted equity options or rights while in Chapter 11.

In November 2004, the FASB issued SFAS No. 151, ‘‘Inventory Costs – an Amendment of ARB No. 43, Chapter 4,’’ to provide clarification that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period costs. In addition, this standard requires that the allocation of fixed production overheads to the costs of inventory be based on the normal capacity of the production facilities. The provisions of this standard are effective for Grace in 2006 and do not have a material impact on Grace’s Consolidated Financial Statements.

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

The Plan will become effective only after a vote of eligible creditors and with the approval of the Bankruptcy Court and the U.S. District Court for the District of Delaware. Votes on the Plan may not be

solicited until the Bankruptcy Court approves the disclosure statement. The Bankruptcy Court has indicated that it will not consider the approval of the disclosure statement until after completion of estimation hearings on the amount of Grace’s asbestos-related liability. The Debtors have received extensions of their exclusive right to propose a plan of reorganization through July 24, 2006.

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

The Bankruptcy Court has entered case management orders for estimating liability for personal injury claims and property damage claims (excluding ZAI claims). The case management orders originally contemplated that estimation hearings would take place in September 2006. However, in connection with the latest extensions of the Debtors' exclusive right to propose a plan of reorganization, the Bankruptcy Court has deferred the estimation process to provide the Debtors and the other stakeholders in the Chapter 11 proceeding with an opportunity to negotiate a resolution of all or a portion of the Debtors' asbestos-related liabilities. The Bankruptcy Court has appointed a mediator to facilitate such negotiations. As a result of this deferral, if negotiations are not successful and the Bankruptcy Court resumes the estimation process, the Debtors would not expect estimation hearings to take place until 2007.

The Debtors expect that the Bankruptcy Court will use the estimated liability to determine the amounts to be paid into the trust on the effective date of the Plan. The amounts to fund PI-SE Claims, PD Claims and the expense of trust administration would be capped at the amount determined by the Bankruptcy Court. Amounts required to fund PI-AO Claims would not be capped, so if the amount funded in respect thereof later proved to be inadequate, Grace would be responsible for contributing additional funds into the asbestos trust to satisfy PI-AO Claims.

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

Other Claims

The Plan provides that all allowed administrative or priority claims would be paid 100% in cash and all general unsecured claims, other than those covered by the asbestos trust, would be paid 85% in cash and 15% in Grace common stock. Grace estimates that claims with a recorded value of approximately $1,168 million, including interest accrued through March 31, 2006, would be satisfied in this manner at the effective date of the Plan. Grace would finance these payments with cash on hand, cash from Fresenius Medical Care Holdings, Inc. (‘‘Fresenius’’) paid in settlement of asbestos and other Grace-related claims, new Grace debt, and Grace common stock. Grace would satisfy other non-asbestos related liabilities and claims (primarily certain environmental, tax, pension and retirement medical obligations) as they become due and payable over time using cash flow from operations, insurance proceeds from policies and settlement agreements covering asbestos-related liabilities, and new credit facilities. Proceeds from available product liability insurance applicable to asbestos-related claims would supplement operating cash flow to service new debt and liabilities not paid on the effective date of the Plan.

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

Approximately 14,900 proofs of claim were filed by the bar date. Of these claims, approximately 9,400 were non-asbestos related, approximately 4,300 were for asbestos-related property damage, and approximately 1,000 were for medical monitoring. The medical monitoring claims were made by individuals who allege exposure to asbestos through Grace’s products or operations. These claims, if sustained, would require Grace to fund ongoing health monitoring costs for qualified claimants. In addition, approximately 769 proofs of claim were filed after the bar date.

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

The Debtors have analyzed the claims as filed and have found that many are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of March 31, 2006, the Debtors had filed objections to approximately 5,400 claims (approximately 100 of which were subsequently withdrawn), approximately 3,950 of which were asbestos property damage claims. Of the 5,300 claims, approximately 2,200 have been expunged, approximately 200 have been resolved, approximately 1,900 have been withdrawn by claimants, and the remaining approximately 1,000 will be addressed through the claims objection process and the dispute resolution procedures approved by the Bankruptcy Court.

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

On November 29, 2002, Sealed Air (and Cryovac) and Fresenius each announced that they had reached agreements in principle with such Committees to settle asbestos, successor liability and fraudulent transfer claims related to such transactions (the ‘‘litigation settlement agreements’’). Under the terms of the Fresenius settlement, subject to the fulfillment of certain conditions, Fresenius would contribute $115.0 million to the Debtors’ estate as directed by the Bankruptcy Court upon confirmation of the Debtors’ plan of reorganization. In July 2003, the Fresenius settlement was approved by the Bankruptcy Court. Under the terms of the Sealed Air settlement, subject to the fulfillment of certain conditions, Cryovac would make a payment of $512.5 million (plus interest at 5.5% compounded annually, commencing on December 21, 2002) and nine million shares of Sealed Air common stock (collectively valued at $1,131.6 million as of March 31, 2006), as directed by the Bankruptcy Court upon confirmation of the Debtors’ plan of reorganization. In June 2005, the Sealed Air settlement was approved by the Bankruptcy Court.

Debt Capital – All of the Debtors’ pre-petition debt is in default due to the Filing. The accompanying Consolidated Balance Sheets reflect the classification of the Debtors’ pre-petition debt within ‘‘liabilities subject to compromise.’’

The Debtors have entered into a debtor-in-possession post-petition loan and security agreement with Bank of America, N.A. (the ‘‘DIP facility’’) in the aggregate amount of $250 million. The term of the DIP facility expires on April 1, 2008.

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

Pursuant to SOP 90-7, Grace’s pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of March 31, 2006, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation, and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the litigation settlements with Sealed Air and Fresenius, as such agreements are subject to conditions which, although expected to be met, have not been satisfied and confirmed by the Bankruptcy Court. The value available under these litigation settlement agreements as measured at March 31, 2006, was $1,246.6 million comprised of $115.0 million in cash from Fresenius and $1,131.6 million in cash and stock from Cryovac. Payments under the Sealed Air settlement will be made directly to the asbestos trust by Cryovac, and will be accounted for as a satisfaction of a portion of Grace’s recorded asbestos-related liability and a credit to shareholder’s equity.

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

Components of liabilities subject to compromise are as follows:

(In millions)	March 31, 2006	December 31, 2005
Debt, pre-petition plus accrued interest	$696.8	$684.7
Asbestos-related liability	1,700.0	1,700.0
Income taxes	137.4	136.5
Environmental remediation	339.9	342.0
Postretirement benefits other than pension	97.6	101.3
Unfunded special pension arrangements	86.9	86.4
Retained obligations of divested businesses	17.5	18.1
Accounts payable	31.5	31.5
Other accrued liabilities	57.7	54.6
Total Liabilities Subject to Compromise	$3,165.3	$3,155.1

Note that the unfunded special pension arrangements reflected above exclude non-U.S. plans and qualified U.S. plans that became underfunded subsequent to the Filing. Contributions to qualified U.S. plans are subject to Bankruptcy Court approval.

Change in Liabilities Subject to Compromise

Set forth below is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through March 31, 2006.

(In millions)	Cumulative Since Filing
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Settlements of noncore contingencies	(119.7)
Other court orders including employee wages and benefits, sales and use tax, and customer programs	(303.5)
Expense/(income) items:
Interest on pre-petition liabilities	219.0
Employee-related accruals	34.6
Change in estimate of asbestos-related contingencies	744.8
Change in estimate of environmental contingencies	265.6
Change in estimate of income tax contingencies	(1.0)
Balance sheet reclassifications	(25.7)
Balance, end of period	$3,165.3

Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court’s allowance of contingent or disputed claims. Beginning January 1, 2006, Grace has agreed to pay interest on pre-petition bank debt at the prime rate adjusted for periodic changes, and compounded quarterly. The effective rate for the quarter ended March 31, 2006 was 7.43%.

Chapter 11 Expenses

(In millions)	Three Months Ended March 31,
	2006	2005
Legal and financial advisory fees	$10.8	$7.8
Interest income	(2.1)	(1.8)
Chapter 11 expenses, net	$8.7	$6.0

Pursuant to SOP 90-7, interest income earned on the Debtors’ cash balances must be offset against Chapter 11 expenses.

Condensed Financial Information of the Debtors

W. R. Grace & Co. – Chapter 11 Filing Entities Debtor-in-Possession Statements of Operations (In millions)	Three Months Ended March 31,
	2006	2005
Net sales, including intercompany	$353.8	$298.9
Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	274.3	202.8
Selling, general and administrative expenses, exclusive of net pension expense shown separately below	80.6	69.0
Research and development expenses	10.5	9.6
Depreciation and amortization	14.5	14.9
Net pension expense	10.7	13.2
Interest expense and related financing costs	15.7	14.4
Other (income) expense	(8.9)	(12.0)
	397.4	311.9
Income (loss) before Chapter 11 expenses, income taxes, and equity in net income of non-filing entities	(43.6)	(13.0)
Chapter 11 expenses, net	(8.7)	(5.9)
Benefit from (provision for) income taxes	11.1	(0.8)
Income (loss) before equity in net income of non-filing entities	(41.2)	(19.7)
Equity in net income of non-filing entities	41.3	22.8
Net income (loss)	$0.1	$3.1

W. R. Grace & Co. – Chapter 11 Filing Entities Debtor-in-Possession Condensed Statements of Cash Flows (In millions)	Three Months Ended March 31,
	2006	2005
Operating Activities
Income (loss) before Chapter 11 expenses, income taxes, and equity in net income of non-filing entities	$(43.6)	$(13.0)
Reconciliation to net cash provided by (used for) operating activities:
Non-cash items, net	30.5	26.9
Contributions to defined benefit pension plans	(10.0)	(1.1)
Cash paid to settle noncore contingencies	—	(8.3)
Changes in other assets and liabilities, excluding the effect of businesses acquired/divested	(74.4)	(73.9)
Net cash provided by (used for) operating activities	(97.5)	(69.4)
Investing Activities
Capital expenditures	(16.6)	(8.8)
Loan repayments and other	17.7	20.5
Net cash provided by (used for) investing activities	1.1	11.7
Net cash provided by (used for) financing activities	(0.5)	(1.1)
Net increase (decrease) in cash and cash equivalents	(96.9)	(58.8)
Cash and cash equivalents, beginning of period	269.2	340.0
Cash and cash equivalents, end of period	$172.3	$281.2

W. R. Grace & Co. – Chapter 11 Filing Entities Debtor-in-Possession Balance Sheets (In millions)	March 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$172.3	$269.2
Trade accounts receivable, net	122.7	108.0
Receivables from non-filing entities, net	79.9	62.3
Inventories	93.4	86.8
Other current assets	47.2	53.5
Total Current Assets	515.5	579.8
Properties and equipment, net	380.0	378.9
Cash value of life insurance policies, net of policy loans	86.2	84.8
Deferred income taxes	712.3	701.0
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	297.0	306.9
Investment in non-filing entities	570.8	527.9
Other assets	75.8	79.3
Total Assets	$3,137.6	$3,158.6
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities	$158.8	$187.3
Minority interest in consolidated affiliates	39.1	32.6
Other liabilities	367.3	378.9
Total Liabilities Not Subject to Compromise	565.2	598.8
Liabilities Subject to Compromise	3,165.3	3,155.1
Total Liabilities	3,730.5	3,753.9
Shareholders’ Equity (Deficit)	(592.9)	(595.3)
Total Liabilities and Shareholders’ Equity (Deficit)	$3,137.6	$3,158.6

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

Approximately 4,300 additional property damage claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Such claims were reviewed in detail by Grace, categorized into claims with sufficient information to be evaluated or claims that require additional information and, where sufficient information existed, the estimated cost of resolution was considered as part of Grace’s recorded asbestos-related liability. (Approximately 200 claims did not contain sufficient information to permit an evaluation.) Grace has objected to virtually all property damage claims on a number of different bases, including: no authorization to file a claim; the claim was previously settled or adjudicated; no or insufficient documentation; failure to identify a Grace product; the expiration of the applicable statute of limitations and/or statute of repose, and/or laches; and a defense that the product in place is not hazardous. As of March 31, 2006, following the reclassification, withdrawal or expungement of claims, approximately 890 property damage claims remain outstanding.

Eight of the ZAI cases were filed as purported class action lawsuits in 2000 and 2001. In addition, eight lawsuits were filed as purported class actions in 2004 and 2005 with respect to persons and homes in Canada. These cases seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. The plaintiffs assert that this product is in millions of homes and that the cost of removal could be several thousand dollars per home. As a result of the Filing, the eight U.S. cases have been transferred to the Bankruptcy Court. Based on Grace’s investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that the product was and continues to be safe for its intended purpose and poses little or no threat to human health. The plaintiffs in the ZAI lawsuits (and the U.S. government in the Montana criminal proceeding described in Note 12) dispute Grace’s position on the safety of ZAI. In July 2002, the Bankruptcy Court approved special counsel to represent, at the Debtors’ expense, the ZAI claimants in a proceeding to determine certain threshold scientific issues regarding ZAI. On October 18, 2004, the Bankruptcy Court held a hearing on motions filed by the parties to address a number of important legal and factual issues regarding the ZAI claims, and has taken the motions under advisement. The Bankruptcy Court has indicated that it may require further proceedings with respect to the matters addressed in the motions and no decision has yet been rendered. Given the early stage of litigation, Grace’s recorded asbestos-related liability at March 31, 2006 assumes the risk of loss from ZAI litigation is not probable. If Grace’s view as to risk of loss were not sustained, management believes the cost to resolve the matter would be material.

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

Grace believes that a substantial number of additional personal injury claims would have been received between the Filing Date and March 31, 2006 had such claims not been stayed by the Bankruptcy Court.

Asbestos-Related Liability – The total recorded asbestos-related liability balance as of March 31, 2006 and December 31, 2005 was $1,700.0 million and is included in ‘‘liabilities subject to compromise.’’ Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on its proposed plan of reorganization as discussed in Note 2. The amount recorded at March 31, 2006 includes the $1,613 million maximum amount reflected as a condition precedent to the Plan and $87 million related to pre-Chapter 11 contractual settlements and judgments included in general unsecured claims.

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

The Bankruptcy Court has issued separate case management orders for estimating liability for pending and future personal injury claims and pending property damage claims, excluding ZAI claims. The case management orders originally contemplated that estimation hearings would take place in September 2006. However, in connection with the latest extensions of the Debtors' exclusive right to propose a plan of reorganization, the Bankruptcy Court has deferred the estimation process to provide the Debtors and the other stakeholders in the Chapter 11 proceeding with an opportunity to negotiate a resolution of all or a portion of the Debtors' asbestos-related liabilities. The Bankruptcy Court has appointed a mediator to facilitate such negotiations. As a result of this deferral, if negotiations are not successful and the Bankruptcy Court resumes the estimation process, the Debtors would not expect estimation hearings to take place until 2007.

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

However, as Grace is willing to proceed with confirmation of the Plan with a Funding Amount of up to $1,613 million (assuming that other conditions precedent to confirmation of the Plan are satisfied, including the availability of the payment from Cryovac directly to the asbestos trust under the settlement agreement described in Note 2), during the fourth quarter of 2004, Grace accrued and took a charge of $714.8 million to increase its recorded asbestos-related liability to reflect the maximum amount allowed as a condition precedent under the Plan. This amount, plus $87.0 million for pre-Chapter 11 contractual settlements and judgments, brings the total recorded asbestos-related liability as of March 31, 2006 and December 31, 2005 to $1,700 million. Any differences between the Plan as filed and as approved for confirmation could fundamentally change the accounting measurement of Grace’s asbestos-related liability and that change could be material.

Insurance Rights – Grace previously purchased insurance policies that provide coverage for years 1962 to 1985 with respect to asbestos-related lawsuits and claims. Since 1985, insurance coverage for asbestos-related liabilities has not been commercially available to Grace.

With one exception, coverage disputes regarding Grace’s primary insurance policies have been settled, and the settlement amounts paid in full. Grace’s excess coverage is for loss above certain levels. The levels vary from policy to policy, creating ‘‘layers’’ of excess coverage, some of which are triggered before others. As of March 31, 2006, after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements, there remains approximately $960 million of excess coverage from more than 56 presently solvent insurers.

Grace has entered into settlement agreements with various excess insurance carriers. These settlements involve amounts paid and to be paid to Grace. The unpaid maximum aggregate amount for settled insurers available under these settlement agreements is approximately $477 million. With respect to asbestos-related personal injury claims, the settlement agreements generally require that the claims be spread over the claimant’s exposure period and that each insurer pay a pro rata portion of each claim based on the amount of coverage provided during each year of the total exposure period.

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

In addition to the approximately $960 million of excess coverage with solvent insurers, Grace has approximately $317 million of excess coverage with insolvent or non-paying insurance carriers. (Non-paying carriers are those that, although technically not insolvent, are not currently meeting their obligations to pay claims.) Grace has filed and continues to file claims in the insolvency proceedings of insolvent carriers. Grace is currently receiving distributions from some of these insolvent carriers and expects to receive distributions in the future. Settlement amounts are recorded as income when received.

Grace estimates that, assuming an ultimate payout of asbestos-related claims equal to the recorded liability of $1,700 million, it should be entitled to approximately $500 million, on a net present value basis, of insurance recovery.

4.    Acquisitions and Joint Ventures

In the first quarter of 2006, Grace did not complete any business combinations. In the first quarter of 2005, Grace completed two business combinations for a total cash cost of $2.5 million as follows:

•	In February 2005, Grace acquired certain assets of Midland Dexter Venezuela, S.A. (‘‘Midevensa’’). Midevensa supplies coatings and sealants for rigid packaging in the local and export markets of Latin America.

•	In March 2005, Grace acquired certain assets relating to the concrete admixtures business of Perstorp Peramin AB (‘‘Perstorp’’) located in Sweden. Perstorp supplies specialty chemicals and materials to the construction industry in Sweden and other Northern European countries.

Goodwill recognized in the 2005 transactions amounted to $0.2 million, which was assigned to Grace Performance Chemicals.

5.    Other (Income) Expense

Components of other (income) expense are as follows:

Other (Income) Expense (In millions)	Three Months Ended March 31,
	2006	2005
COLI income, net	$(1.2)	$(1.3)
Interest income	(1.4)	(0.7)
Net (gain) loss on sales of investments and disposals of assets	1.8	(0.9)
Currency translation – intercompany loan	(3.0)	14.9
Value of currency contracts	2.8	(14.5)
Other currency transaction effects	1.0	0.2
Other miscellaneous income	(1.9)	(3.8)
Total other (income) expense	$(1.9)	$(6.1)

6.    Other Balance Sheet Accounts

(In millions)	March 31, 2006	December 31, 2005
Inventories
Raw materials	$71.7	$67.3
In process	35.0	32.8
Finished products	216.2	210.8
General merchandise	32.7	33.2
Less: Adjustment of certain inventories to a last-in/first-out (LIFO) basis	(54.4)	(65.8)
	$301.2	$278.3
Other Assets
Deferred pension costs	$109.6	$108.8
Deferred charges	18.9	20.8
Long-term receivables, less allowances of $0.8 (2005-$0.7)	7.5	7.6
Patents, licenses and other intangible assets, net	85.7	87.6
Pension-unamortized prior service cost	12.7	12.7
Investments in unconsolidated affiliates and other	0.7	0.6
	$235.1	$238.1
Other Current Liabilities
Accrued compensation	$55.6	$70.4
Deferred tax liability	0.8	0.8
Customer volume rebates	22.7	35.4
Accrued commissions	6.3	11.1
Accrued reorganization fees	16.2	18.0
Other accrued liabilities	62.4	62.2
	$164.0	$197.9

Accrued compensation in the table above includes current amounts due through March 31, 2007 under the annual and long-term incentive programs. Other liabilities on the Consolidated Balance Sheet includes amounts expected to be paid under these programs after April 1, 2007.

7.	Life Insurance

Grace is the beneficiary of life insurance policies on certain current and former employees with a net cash surrender value of $86.2 million and $84.8 million at March 31, 2006 and December 31, 2005, respectively. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years.

The following tables summarize activity in these policies for the three months ended March 31, 2006 and 2005, and the components of net cash value at March 31, 2006 and December 31, 2005:

Life Insurance – Activity Summary (In millions)	Three Months Ended March 31,
	2006	2005
Earnings on policy assets	$1.6	$3.1
Interest on policy loans	(0.4)	(1.8)
Policy loan repayments	—	0.5
Proceeds from termination of life insurance policies	—	(14.8)
Net investing activity	0.2	(2.0)
Change in net cash value	$1.4	$(15.0)
Tax-free proceeds received	$0.1	$2.0

Components of Net Cash Value	March 31,	December 31,
(In millions)	2006	2005
Gross cash value	$110.9	$109.2
Principal – policy loans	(23.8)	(23.7)
Accrued interest – policy loans	(0.9)	(0.7)
Net cash value	$86.2	$84.8
Insurance benefits in force	$197.4	$196.3

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

8.	Debt

Components of Debt (In millions)	March 31, 2006	December 31, 2005
Debt payable within one year
Other short-term borrowings	$2.2	$2.3
	$2.2	$2.3
Debt payable after one year
Other long-term borrowings	$0.4	$0.4
	$0.4	$0.4
Debt Subject to Compromise
Bank borrowings	$500.0	$500.0
Other borrowings	14.1	14.3
Accrued interest	182.7	170.4
	$696.8	$684.7
Annualized weighted average interest rates on total debt	7.3%	6.1%

In April 2001, the Debtors entered into the DIP facility for a two-year term in the aggregate amount of $250 million. The DIP facility is secured by a priority lien on substantially all assets of the Debtors with the exclusion of foreign stock holdings, and bears interest based on the London Interbank Offered Rate

(LIBOR). The Debtors have extended the term of the DIP facility through April 1, 2008. Grace had no outstanding borrowings under the DIP facility as of March 31, 2006; however, $34.5 million of standby letters of credit were issued and outstanding under the facility. The letters of credit, which reduce available funds under the facility, were issued primarily for trade-related matters such as performance bonds, and certain insurance and environmental matters.

9.	Shareholders’ Equity (Deficit)

Under its Certificate of Incorporation, the Company is authorized to issue 300,000,000 shares of common stock, $0.01 par value. Of the common stock unissued at March 31, 2006, approximately 6,376,135 shares were reserved for issuance pursuant to stock options and other stock incentives. Since the Filing Date, Grace has not granted any stock options.

For additional information, see Notes 15 and 17 to the Consolidated Financial Statements in Grace’s 2005 Form 10-K.

10.	Earnings (Loss) Per Share

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share.

Earnings (Loss) Per Share (In millions, except per share amounts)	Three Months Ended March 31,
	2006	2005
Numerators
Net income (loss)	$0.1	$3.1
Denominators
Weighted average common shares – basic calculation	67.0	66.6
Dilutive effect of employee stock options	0.3	0.7
Weighted average common shares – diluted calculation	67.3	67.3
Basic earnings (loss) per share	$0.00	$0.05
Diluted earnings (loss) per share	$0.00	$0.05

11.	Comprehensive Income (Loss)

The table below presents the pre-tax, tax and after tax components of Grace’s other comprehensive income (loss) for the three months ended March 31, 2006 and 2005:

Three Months Ended March 31, 2006 (In millions)	Pre-Tax Amount	Tax Benefit	After- Tax Amount
Commodity hedging activities	$(0.9)	$0.3	$(0.6)
Foreign currency translation adjustments	1.0	—	1.0
Other comprehensive income (loss)	$0.1	$0.3	$0.4
Three Months Ended March 31, 2005 (In millions)	Pre-Tax Amount	Tax Benefit	After- Tax Amount
Foreign currency translation adjustments	$(13.0)	$—	$(13.0)
Other comprehensive income (loss)	$(13.0)	$—	$(13.0)

The following table presents the components of Grace’s accumulated other comprehensive income (loss) at March 31, 2006 and December 31, 2005:

Components of Accumulated Other Comprehensive Income (Loss) (In millions)	March 31, 2006	December 31, 2005
Commodity hedging (net of tax)	$(0.6)	$—
Minimum pension liability (net of tax)	(362.7)	(362.7)
Foreign currency translation	(30.2)	(31.2)
Accumulated other comprehensive income (loss)	$(393.5)	$(393.9)

Grace uses forward contracts and options to mitigate the risk of volatility of natural gas prices in the U.S. During the first quarter of 2006, Grace purchased forward contracts and options for a portion of its expected requirements. The outstanding options were treated as an effective cash flow hedge for accounting purposes and revalued at the end of the quarter. An adjustment of $0.6 million, net of tax, was made to reduce the value of the derivative based on the fair value of these options at March 31, 2006. A corresponding adjustment was made to other comprehensive income.

Grace is a global enterprise which operates in over 40 countries with local currency generally deemed to be the functional currency for accounting purposes. The foreign currency translation amount represents the adjustment necessary to translate the balance sheets valued in local currencies to the U.S. dollar as of the end of each period presented.

The decline in equity market returns in 2000-2002, coupled with a decline in interest rates from 2000-2004, as well as updated assumptions for expected life-spans and the longevity of Grace’s active work force, created a shortfall between the accounting measurement of Grace’s obligations under certain of its qualified pension plans for U.S. employees and the market value of dedicated pension assets. This condition required Grace to record a minimum pension liability for these plans equal to the funding shortfall and to offset related deferred costs against shareholders’ equity (deficit) at December 31, 2005.

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

At March 31, 2006, Grace’s estimated liability for environmental investigative and remediation costs totaled $339.9 million, as compared with $342.0 million at December 31, 2005. The amount is based on funding and/or remediation agreements in place and Grace’s best estimate of its cost for sites not subject to a formal remediation plan. Grace’s estimated environmental liabilities are included in ‘‘liabilities subject to compromise.’’

Net cash expenditures charged against previously established reserves for the three months ended March 31, 2006 and 2005 were $2.1 million and $1.2 million, respectively.

Vermiculite Related Matters

EPA Lawsuit – In November 1999, Region 8 of the Environmental Protection Agency (‘‘EPA’’) began an investigation into alleged excessive levels of asbestos-related disease in the Libby population related to Grace’s former mining activities in Libby, Montana. This investigation led the EPA to undertake additional investigative activity and to carry out response actions in and around Libby. On March 30, 2001, the EPA filed a lawsuit in U.S. District Court for the District of Montana, Missoula Division (United States v. W. R. Grace & Company et al.) under the Comprehensive Environmental Response, Compensation and Liability Act for the recovery of costs allegedly incurred by the United States in response to the release or threatened release of asbestos in the Libby, Montana area relating to such former mining activities. These costs include cleaning and/or demolition of contaminated buildings, excavation and removal of contaminated soil, health screening of Libby residents and former mine workers, and investigation and monitoring costs. In this action, the EPA also sought a declaration of Grace’s liability that would be binding in future actions to recover further response costs.

In December 2002, the District Court granted the United States’ motion for partial summary judgment on a number of issues that limited Grace’s ability to challenge the EPA’s response actions. In January 2003, a trial was held on the remainder of the issues, which primarily involved the reasonableness and adequacy of documentation of the EPA’s cost recovery claims through December 31, 2001. On August 28, 2003, the District Court issued a ruling in favor of the United States that requires Grace to reimburse the government for $54.5 million (plus interest) in costs expended through December 2001, and for all appropriate future costs to complete the clean-up. The Ninth Circuit Court of Appeals upheld the District Court’s rulings. Grace has appealed this case to the U.S. Supreme Court.

Grace’s total estimated liability for vermiculite-related remediation, including the $54.5 million mentioned above and the cost of remediation of vermiculite processing sites outside of Libby, at March 31, 2006 and December 31, 2005 was $226.1 million and $226.2 million, respectively. The estimate does not include the cost to clean-up the Grace-owned mine site at Libby, which is not currently estimable. Grace’s estimate of costs is based on public comments regarding the EPA’s spending plans, discussions of spending forecasts with EPA representatives, analysis of other information made available from the EPA, and evaluation of probable remediation costs at vermiculite processing sites. However, the EPA’s cost estimates have increased regularly and substantially over the course of this clean-up. Consequently, as the EPA’s spending on these matters increases, Grace’s liability for remediation will increase.

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

The U.S. Bankruptcy Court previously granted Grace's request to advance legal and defense costs to the employees, subject to a reimbursement obligation if it is later determined that the employees did not meet the standards for indemnification set forth under the appropriate state corporate law. For the three months ended March 31, 2006, total expense for Grace and the employees was $10.1 million, which is included in selling, general and administrative expenses.

Grace is unable to assess whether the indictment, or any conviction resulting therefrom, will have a material adverse effect on the results of operations or financial condition of Grace or affect Grace's bankruptcy proceedings. However, Grace expects legal fees for this matter could range from $10 million to $20 million per quarter through the trial. Such costs will be expensed as incurred.

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

Non-Vermiculite Related Matters

At March 31, 2006 and December 31, 2005, Grace’s estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $113.8 million and $115.8 million, respectively. This liability relates to Grace’s current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace’s estimated liability is based upon an evaluation of claims for which sufficient information was available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.

Tax Matters – On May 19, 2005, Grace received a revised examination report (the ‘‘1993-1996 Examination Report’’) from the Internal Revenue Service (the ‘‘IRS’’) for the 1993-1996 tax periods asserting, in the aggregate, approximately $77.3 million of proposed tax adjustments, plus accrued interest. The most significant issue addressed in the 1993-1996 Examination Report concerns interest deductions claimed with respect to corporate-owned life insurance (‘‘COLI’’) policies. Grace reached an agreement with the IRS with respect to all proposed tax adjustments in the Examination Report (including settlement of COLI) with the exception of approximately $7.0 million of proposed adjustments relating to research and development credits. On April 14, 2005, Grace made a $90 million payment to the IRS with respect to federal taxes and accrued interest for the 1993-1996 tax periods, consistent with the revised Examination Report. On June 17, 2005, Grace filed its protest with respect to the R&D matter with the IRS Office of Appeals. Grace expects to begin negotiations with the IRS with respect to this matter during the second quarter of 2006.

As a consequence of having determined federal tax adjustments for the 1990-1996 tax periods, Grace became liable for additional state taxes plus interest accrued thereon. Grace’s estimate for state taxes and interest to be paid for these years is approximately $18.3 million, of which it has already paid approximately $6.3 million. The remainder is expected to be paid in accordance with Grace’s bankruptcy proceedings.

In March 2006, Grace received examination reports for the 1988-1989 and 1997-2001 tax periods, collectively, the ‘‘Examination Reports’’ from the IRS asserting, in the aggregate, approximately $49 million of additional tax plus accrued interest. The most significant issue addressed in the Examination Reports concerns the carryback of a specified liability loss from the 1998 tax period to the 1989 taxable year. Since Grace was in a net operating loss position for all but two of the other tax periods covered in the audit, most of the other issues addressed in the Examination Reports if determined adversely to Grace should not result in any cash tax liability but rather would impact the amount of certain tax attributes claimed by Grace in those tax periods such as losses and credits. Grace intends to protest the ten year carryback issue as well as certain computational issues to IRS appeals.

Grace’s federal tax returns covering 2002 and later years are open for future examination by the IRS. Grace believes that its recorded tax liability is adequate to cover the impact of probable tax return adjustments at March 31, 2006.

The IRS has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1998 against a Grace subsidiary that formerly operated a temporary staffing business for nurses and other health care personnel. The assessments, aggregating $61.9 million, were made in connection with a meal and incidental expense per diem plan for traveling health care personnel, which was in effect through 1999, the year in which Grace sold the business. (The statute of limitations has expired with respect to 1999.) The IRS contends that certain per diem reimbursements should have been treated as wages subject to employment taxes and federal income tax withholding. Grace contends that its per diem and expense allowance plans were in accordance with statutory and regulatory requirements, as well as other published guidance from the IRS. Grace has a right to indemnification from its former partner in the business for approximately 36% of any tax liability (including interest thereon) for the period from July 1996 through December 1998. The matter is currently pending in the United States Court of Claims. Grace has agreed with the Department of Justice and IRS on a settlement amount and certain other terms that would resolve the matter. The settlement is subject to the execution of written closing agreements with the IRS and a written settlement agreement with the Department of Justice, the terms of which have been orally agreed upon, and to Bankruptcy Court approval.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year net operating losses (‘‘NOL’’) carried forward from prior years. Grace’s ability to deduct NOL carryforwards could be subject to a significant limitation if it were to undergo an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, during or as a result of its Chapter 11 cases. During the course of the bankruptcy proceeding, the Bankruptcy Court entered an order that places certain limitations on trading in Grace’s common stock or options convertible into common stock. Pursuant to these limitations, the Company intends to object to any purchase of the Company’s stock or options that would potentially contribute to an ‘‘ownership change’’ for purposes of Section 382. However, Grace can provide no assurance that these limitations will prevent an ownership change or that our ability to utilize net operating loss carryforwards may not be significantly limited as a result of Grace’s reorganization.

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

Financial Assurances – Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At March 31, 2006, Grace had gross financial assurances issued and outstanding of $258.9 million, comprised of $135.0 million of surety bonds issued by various insurance companies, and $123.9 million of standby letters of credit and other financial assurances issued by various banks. As discussed in Note 8, $34.5 million of these financial assurances have been issued under the DIP facility.

Accounting for Contingencies – Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. generally accepted accounting principles. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace’s Chapter 11 proceedings. Accruals recorded for such contingencies have been included in ‘‘liabilities subject to compromise’’ on the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at March 31, 2006.

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

At the December 31, 2005 measurement date for Grace’s defined benefit pension plans (the ‘‘Plans’’), the accumulated benefit obligation (‘‘ABO’’) was approximately $1,386 million as measured under U.S. generally accepted accounting principles. At March 31, 2006, Grace’s recorded pension liability for underfunded plans was $537.2 million ($450.3 million included in liabilities not subject to compromise and $86.9 million related to supplemental pension benefits, included in ‘‘liabilities subject to compromise’’). The recorded liability reflects 1) the shortfall between dedicated assets and the ABO of underfunded plans ($321.7 million); and 2) the ABO of pay-as-you-go plans ($215.5 million).

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

For 2006 measurement purposes, per capita costs, before retiree contributions, were assumed to initially increase at a rate of 8.5%. The rate is assumed to decrease gradually to 5.0% through 2010 and remain at that level thereafter. A one percentage point increase or decrease in assumed health care medical cost trend rates would have a negligible impact on Grace’s postretirement benefit obligations.

The components of net periodic benefit cost for the three months ended March 31, 2006 and 2005 are as follows:

Components of Net Periodic Benefit Cost (Income) (In millions)	Three Months Ended March 31,
	2006			2005
	Pension			Pension
	U.S.	Non-U.S.	OPEB	U.S.	Non-U.S.	OPEB
Service cost	$4.3	$2.0	$0.1	$4.2	$1.9	$0.2
Interest cost	14.5	4.2	1.1	14.4	4.4	1.2
Expected return on plan assets	(13.9)	(4.3)	—	(12.8)	(4.0)	—
Amortization of prior service cost	0.6	0.1	(3.2)	1.3	0.2	(3.2)
Amortization of unrecognized actuarial loss	5.3	2.0	0.4	5.1	1.9	0.4
Net curtailment and settlement loss	—	—	—	1.0	—	—
Net periodic benefit cost (income)	$10.8	$4.0	$(1.6)	$13.2	$4.4	$(1.4)

Plan Contributions and Funding – Subject to the approval of the Bankruptcy Court, Grace intends to satisfy its obligations under the Plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974. Grace contributed approximately $9 million in January 2006 and approximately $20 million in April 2006 to the trusts that hold assets of the Plans. However, there can be no assurance that the Bankruptcy Court will continue to approve arrangements to satisfy the funding needs of the Plans. Contributions to non-U.S. plans are not subject to Bankruptcy Court approval and Grace intends to fund such plans based on actuarial and trustee recommendations.

Grace plans to pay benefits as they become due under virtually all pay-as-you-go plans and to maintain compliance with federal funding laws for its U.S. qualified pension plans.

14.	Operating Segment Information

Grace is a global producer of specialty chemicals and materials. It generates revenues from two operating segments: Grace Davison, which includes silica- and alumina-based catalysts and materials used in a wide range of industrial applications; and Grace Performance Chemicals, which includes specialty chemicals and materials used in commercial and residential construction and in rigid food and beverage packaging. Intersegment sales, eliminated in consolidation, are not material. The table below presents information related to Grace’s business segments for the three months ended March 31, 2006 and 2005. Only those corporate expenses directly related to the segment are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

Operating Segment Data (In millions)	Three Months Ended March 31,
	2006	2005
Net Sales
Grace Davison	$356.4	$334.7
Grace Performance Chemicals	302.2	268.5
Total	$658.6	$603.2
Pre-tax Operating Income
Grace Davison	$36.0	$37.7
Grace Performance Chemicals	34.2	27.3
Total	$70.2	$65.0

The following table presents information related to the geographic areas in which Grace operated for the three months ended March 31, 2006 and 2005, respectively.

Geographic Area Data (In millions)	Three Months Ended March 31,
	2006	2005
Net Sales
United States	$239.3	$227.0
Canada and Puerto Rico	40.6	33.2
Total North America	279.9	260.2
Germany	30.3	28.4
Europe, other than Germany	216.7	192.8
Total Europe	247.0	221.2
Asia Pacific	98.3	88.1
Latin America	33.4	33.7
Total	$658.6	$603.2

The pre-tax operating income for Grace’s operating segments for the three months ended March 31, 2006 and 2005, respectively, is reconciled below to income (loss) before Chapter 11 expenses, income taxes, and minority interest presented in the accompanying Consolidated Statements of Operations.

Reconciliation of Operating Segment Data to Financial Statements (In millions)	Three Months Ended March 31,
	2006	2005
Pre-tax operating income – operating segments	$70.2	$65.0
Minority interest	6.8	3.5
Net gain (loss) on sales of investments and disposals of assets	(1.8)	0.9
Interest expense and related financing costs	(15.8)	(14.6)
Corporate costs	(22.4)	(25.3)
Other, net	(16.9)	(8.3)
Income (loss) before Chapter 11 expenses, income taxes, and minority interest	$20.1	$21.2

Minority interest primarily pertains to Advanced Refining Technologies LLC (‘‘ART’’), a joint venture between Grace and Chevron Products Company where Grace has a 55% economic interest.

Corporate costs include expenses of corporate headquarters functions incurred in support of core operations, such as corporate financial and legal services, human resources management, communications and regulatory affairs. This item also includes certain pension and postretirement benefits, including the amortization of deferred costs that are considered a core operating expense but not allocated to operating segments.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Summary for March 31, 2006

Following is a summary analysis of key financial measures of our performance for the three months ended March 31, 2006 compared with the prior year period.

•	Sales increased 9.2% for the three months ended March 31, 2006 primarily as a result of higher sales volume in most geographic regions, improved product mix, and selling price increases in response to cost inflation.

•	Net income for the three months ended March 31, 2006 and 2005 was $0.1 million and $3.1 million, respectively. Net income includes the costs of Chapter 11, litigation and other matters not related to core operations.

•	Net income for each period has been primarily affected by: 1) the results of our businesses – which is categorized as ‘‘core operations’’; and 2) the impact of legal contingencies and other nonoperating liabilities – which is categorized as ‘‘noncore activities’’.

•	Pre-tax income from core operations increased 20.4% for the three months ended March 31, 2006 due to higher sales, cost containment, and lower pension expense. Pre-tax income was negatively impacted by raw material and utility cost inflation that was partially offset by increased selling prices and productivity.

•	Pre-tax operating income of our Grace Performance Chemicals operating segment increased 25.3% for the three months ended March 31, 2006, attributable principally to higher sales of construction products and to productivity gains.

•	Pre-tax operating income of our Grace Davison operating segment decreased 4.5% for the three months ended March 31, 2006 as strong sales of catalysts used in petroleum refining and specialty materials used in scientific and industrial applications were offset by higher costs of raw materials and energy, as well as costs of plant disruptions and rationalizations.

•	Operating cash flow for the three months ended March 31, 2006 was a negative $40.2 million compared with a negative $31.4 million for the prior year period. The 2006 cash flow includes an increase in working capital in response to higher sales, payments of annual accruals for compensation and customer rebates, bankruptcy court-approved payments for pensions, and higher costs of Chapter 11 proceedings and defense costs for the criminal proceeding related to former vermiculite mining operations in Libby, Montana.

•	The pre-tax loss from noncore activities for the three months ended March 31, 2006 was $20.1 million compared with $8.1 million in the prior year period. The increase is principally due to defense costs for the Montana criminal proceeding. Our first quarter 2006 financial statements include $10.1 million of legal costs (included as part of selling, general and administrative expenses in the Consolidated Statement of Operations) for the defense of Grace and the other named individuals to this proceeding, compared with $6.0 million in the first quarter of 2005.

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

Description of Core Business

We are engaged in specialty chemicals and specialty materials businesses on a worldwide basis through our two operating segments:

Grace Davison includes:

•	catalysts and chemical additives used by petroleum refiners, including fluid catalytic cracking, or FCC, catalysts, that help to ‘‘crack’’ the hydrocarbon chain in distilled crude oil to produce transportation fuels, such as gasoline and diesel fuels, and other petroleum-based products, and FCC additives used to reduce sulfur in gasoline, maximize propylene production from refinery FCC units, and reduce emissions of sulfur oxides, nitrogen oxides and carbon monoxide from refinery FCC units;

•	hydroprocessing catalysts used by petroleum refiners in process reactors to upgrade heavy oils into lighter, more useful products by removing impurities such as nitrogen, sulfur and heavy metals, allowing less expensive feedstocks to be used in the petroleum refining process;

•	specialty catalysts, including polyolefin catalysts and catalyst supports that are essential components in the manufacture of polyethylene and polypropylene resins, and other chemical catalysts used in a variety of industrial, environmental and consumer applications;

•	silica-based and silica-alumina-based engineered materials used in:

•	industrial markets, such as coatings, plastics and rubber, precision investment casting, refractory, insulating glass windows, desiccants, and gas and liquids purification

•	consumer applications, such as food products, toothpaste, pharmaceutical and personal care products, and the processing of edible oils and beverages

•	digital media coatings on ink jet papers; and

•	silica-based materials and chromatography columns, instruments, consumables and accessories used in life and analytical sciences applications.

We conduct our hydroprocessing catalyst business through Advanced Refining Technologies, LLC, or ART, our joint venture with Chevron Products Company. We report 100% of the revenues of our ART joint venture, but only receive 55% of the income after the minority interest is allocated to Chevron.

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

Grace Performance Chemicals, or GPC, includes:

•	Construction materials and systems, including concrete admixtures and fibers used to improve the durability and working properties of concrete, additives used in cement processing to improve energy efficiency and enhance the characteristics of finished cement, waterproofing materials used in commercial and residential construction and renovation to protect buildings from water penetration, and fireproofing materials used to protect buildings from structural failure in the event of fire; and

•	Packaging technologies, primarily specialty sealants and coatings used in rigid food and beverage packages, including can and closure sealants used to seal and enhance the shelf life of can and bottle contents, and coatings for cans and closures that prevent metal corrosion, protect package contents from the influence of metal and ensure proper adhesion of sealing compounds.

Construction products sales are affected by non-residential construction activity and, to a lesser extent, residential construction activity, which tend to lag the general economy in both decline and recovery. Waterproofing products sales are also significantly affected by residential renovation activity. A significant portion of our sales of construction products are in the U.S., so we are strongly influenced by the level of U.S. construction activity.

Our packaging technologies sales are affected by general economic conditions globally as well as an ongoing shift in demand from metal and glass to plastic packaging for foods and beverages. This shift is causing a decline in can sealant usage, but provides opportunities for closure sealants and other products for plastic packaging.

Global scope – We operate our business on a global scale with more than 60% of our revenue and 40% of our operating properties outside the United States. Our business is conducted in more than 40 countries and in more than 20 currencies. Our operating segments are managed on a global basis, serving global markets, with currency fluctuations in relation to the U.S. dollar affecting reported earnings, net assets and cash flows.

The table below shows the sales in each of our operating segments as a percentage of our total sales.

Percentage of Total Grace Sales	Three Months Ended March 31,
	2006	2005
Grace Davison	54.1%	55.5%
Grace Performance Chemicals	45.9%	44.5%
Total	100.0%	100.0%
Grace U.S.	36.3%	37.6%
Grace non-U.S.	63.7%	62.4%
Total	100.0%	100.0%

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

Summary Financial Information and Metrics

Set forth on the next page is a chart that lists our key operating statistics, and dollar and percentage changes for the three months ended March 31, 2006 and 2005. Please reference this chart when reading management’s discussion and analysis of financial condition and the results of operations.

	Three Months Ended March 31,
Analysis of Continuing Operations (In millions)	2006	2005	$ Change Fav (Unfav)	% Change Fav (Unfav)
Net Sales:
Grace Davison	$356.4	$334.7	$21.7	6.5%
Grace Performance Chemicals	302.2	268.5	33.7	12.6%
Total Grace net sales	$658.6	$603.2	$55.4	9.2%
Pre-tax operating income:
Grace Davison(1)	$36.0	$37.7	$(1.7)	(4.5%)
Grace Performance Chemicals	34.2	27.3	6.9	25.3%
Corporate costs:
Support functions	(10.7)	(9.5)	(1.2)	(12.6%)
Pension, performance-related compensation, and other	(11.7)	(15.8)	4.1	25.9%
Total Corporate costs	(22.4)	(25.3)	2.9	11.5%
Pre-tax income from core operations	47.8	39.7	8.1	20.4%
Pre-tax income (loss) from noncore activities	(20.1)	(8.1)	(12.0)	(148.1%)
Interest expense	(15.8)	(14.6)	(1.2)	(8.2%)
Interest income	1.4	0.7	0.7	100.0%
Income (loss) before Chapter 11 expenses and income taxes	13.3	17.7	(4.4)	(24.9%)
Chapter 11 expenses, net	(8.7)	(6.0)	(2.7)	(45.0%)
Benefit from (provision for) income taxes	(4.5)	(8.6)	4.1	47.7%
Net income (loss)	$0.1	$3.1	$(3.0)	(96.8%)
Key Financial Measures:
Pre-tax income from core operations as a percentage of sales:
Grace Davison	10.1%	11.3%	NM	(1.2) pts
Grace Performance Chemicals	11.3%	10.2%	NM	1.1 pts
Total Core Operations	7.3%	6.6%	NM	0.7 pts
Total Core Operations adjusted for profit sharing of joint ventures(2)	8.3%	7.2%	NM	1.1 pts
Pre-tax income from core operations before depreciation and amortization	$75.9	$68.5	$7.4	10.8%
As a percentage of sales	11.5%	11.4%	NM	0.1 pts
Depreciation and amortization	28.1	28.8	(0.7)	(2.4%)
Gross profit percentage (sales less cost of goods sold as a percent of sales) (3):
Grace Davison	28.2%	30.4%	NM	(2.2) pts
Grace Performance Chemicals	33.5%	33.1%	NM	0.4 pts
Total Grace	30.5%	31.4%	NM	(0.9) pts
Net Consolidated Sales by Region:
North America	$279.9	$260.2	$19.7	7.6%
Europe	247.0	221.2	25.8	11.7%
Asia Pacific	98.3	88.1	10.2	11.6%
Latin America	33.4	33.7	(0.3)	(0.9%)
Total	$658.6	$603.2	$55.4	9.2%

NM = Not meaningful

(1)	Grace Davison pre-tax operating income includes minority interest related to the Advanced Refining Technologies joint venture.

(2)	Reflects the add-back of minority interests in consolidated subsidiaries.

(3)	Includes depreciation and amortization related to manufacturing of products.

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

Grace Overview

The following is an overview of our financial performance for the three months ended March 31, 2006 compared with the prior year period.

Net Sales – The following table identifies the quarter-over-quarter increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation.

Net Sales Variance Analysis	Three Months Ended March 31, 2006 as a Percentage Increase (Decrease) from Three Months Ended March 31, 2005
	Volume	Price/Mix	Currency Translation	Total
Grace Davison	5.8%	4.5%	(3.8%)	6.5%
Grace Performance Chemicals	10.7%	5.0%	(3.1%)	12.6%
Net sales	8.0%	4.6%	(3.4%)	9.2%
By Region:
North America	4.2%	3.2%	0.2%	7.6%
Europe	15.1%	6.2%	(9.6%)	11.7%
Asia Pacific	9.8%	3.2%	(1.4%)	11.6%
Latin America	(7.1%)	2.9%	3.3%	(0.9%)

Sales for the three months ended March 31, 2006 were favorably impacted by higher volume (including acquisitions), product mix, and selling price increases in response to cost inflation. Acquisitions contributed $0.9 million or 0.1 percentage points of the sales growth.

Grace Net Sales
($ in millions)

Pre-tax Income from Core Operations – Operating profit for the three months ended March 31, 2006 improved due to sales volume growth and selling price increases, partially offset by raw material cost inflation.

Corporate costs include corporate functional costs (such as financial and legal services, human resources, communications and information technology), the cost of corporate governance (including directors and officers liability insurance) and pension costs related to both corporate employees and to the effects of changes in assets and liabilities for all of our pension plans. Corporate costs for the three months ended March 31, 2006 decreased compared with the prior year period primarily due to lower pension expense from the effect of contributions made to defined benefit pension plans in recent years.

We value our U.S. inventories under the last-in/first-out method, or LIFO, and our non-U.S. inventories under the first-in/first-out, or FIFO, method. LIFO was selected in 1974 for U.S. financial reporting and tax purposes because it generally results in a better matching of current revenue with current costs during periods of inflation. We have not elected LIFO for our non-U.S. inventories due to statutory restrictions. However, if we valued our U.S. inventories using the FIFO method, consistent with our non-U.S. subsidiaries, our pre-tax income from core operations would have been approximately 14% lower for the quarter ended March 31, 2006 and 5% higher for the quarter ended March 31, 2005 (6% higher for all of 2005). The significant change in inventory valuations between FIFO and LIFO relate primarily to the price volatility, over the past several quarters, of commodity metals and natural gas used in our Davison products and production processes. We attempt to mitigate the price volatility through hedging techniques such as layering our needed supply under fixed delivery contracts and by negotiating sales contracts that permit the partial pass-through of market prices for these volatile commodity items.

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

Pre-tax Income (Loss) from Noncore Activities (In millions)	Three Months Ended March 31,
	2006	2005
Asbestos administration, net	$(2.9)	$(2.3)
COLI income, net	1.2	1.3
D&O insurance cost – portion related to Chapter 11	(1.5)	(1.5)
Pension and postretirement benefit costs – divested businesses	(1.8)	(1.3)
Translation effects – intercompany loan	3.0	(14.9)
Value of currency contracts	(2.8)	14.5
Stock appreciation rights	(2.6)	—
Legal defense costs	(10.4)	(6.0)
Other	(2.3)	2.1
	$(20.1)	$(8.1)

Changes to pre-tax income (loss) from noncore activities were attributable primarily to: (1) legal defense costs of $10.4 million related to the Montana and New Jersey legal proceedings (see Note 12 to the Consolidated Financial Statements for more information), and (2) an accrual for stock appreciation rights of $2.6 million as discussed in Note 1 to the Consolidated Financial Statements.

In March 2004, we began accounting for currency fluctuations on a €293 million intercompany loan between our subsidiaries in the United States and Germany as a component of operating results instead of as a component of other comprehensive income. This change was prompted by our analysis of new tax laws in Germany and our cash flow planning in connection with our Chapter 11 reorganization, which together indicated that we should no longer consider this loan as part of our permanent capital structure in Germany. In May 2004, we entered into a series of foreign currency forward contracts to mitigate future currency fluctuations on the remaining loan balance. Contract amounts of €200.7 million were extended in June 2005 and have varying rates that coincide with loan repayments due periodically through December 2008. For the three months ended March 31, 2006, €11 million of loan principal was repaid. For the three months ended March 31, 2006, a $2.8 million contract loss was recognized, offset by a $3.0 million foreign currency gain, and was reported in other (income) expense. These forward contracts are derivative instruments that we use as risk management tools. We do not use them for trading or speculative purposes.

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

Our pre-tax income from core operations included expenses for Chapter 11-related compensation charges of $3.2 million and $2.9 million for the three months ended March 31, 2006 and 2005, respectively. Poor performance of Grace common stock in the period leading up to and after the Chapter 11 filing diminished the value of our stock option program as an incentive compensation tool for current and prospective employees, which caused us to change our long-term incentive compensation from an equity-based to a cash-based program.

We incur numerous other indirect costs to manage the Chapter 11 proceedings such as: management time devoted to Chapter 11 matters; added cost of debt capital; added costs of general business insurance, including D&O liability insurance premiums; and lost business and acquisition opportunities due to the complexities and restrictions of operating under Chapter 11.

Interest Expense – Net interest expense is higher as of March 31, 2006 compared with the prior year period due to the interest to which general unsecured creditors would be entitled under the plan of reorganization. The plan of reorganization states that each holder of an allowed general unsecured claim shall be paid in full, plus post-petition interest. Post-petition interest shall accrue through the date of payment as follows:

•	for the holders of pre-petition bank credit facilities, at a rate of 6.09% per annum, compounded quarterly through December 31, 2005 and, for periods after January 1, 2006, at the floating prime rate compounded quarterly. That rate was 7.43% for the first quarter of 2006;

•	for the holders of claims who, but for the Chapter 11 filing, would be entitled under a contract or otherwise to accrue or be paid interest on such claim in a non-default (or non-overdue payment) situation under applicable non-bankruptcy law, the rate provided in the contract between the Grace entity and the claimant or such rate as may otherwise apply under applicable non-bankruptcy law; or

•	for all other holders of allowed general unsecured claims, at a rate of 4.19% per annum, compounded annually.

Such interest, which under the plan of reorganization is payable 85% in cash and 15% in Grace common stock, will not be paid until the plan of reorganization is confirmed and funded.

Income Taxes – Income tax benefit (provision) at the federal corporate rate of 35% for the three months ended March 31, 2006 and 2005 was $2.0 million and $4.1 million, respectively. The primary differences between these amounts and the overall provision for income taxes is due to interest on tax contingencies and the non-deductibility of certain Chapter 11 expenses.

Operating Segment Overview

The following is an overview of financial measures of the performance of our operating segments for the three months ended March 31, 2006.

Grace Davison

	Three Months Ended March 31,
Net Sales by Region (In millions)	2006	2005	$ Change Fav (Unfav)	% Change Fav (Unfav)
North America	$132.7	$130.0	$2.7	2.1%
Europe	154.4	137.4	17.0	12.4%
Asia Pacific	58.1	50.3	7.8	15.5%
Latin America	11.2	17.0	(5.8)	(34.1%)
Total Grace Davison	$356.4	$334.7	$21.7	6.5%

Sales

The key factors contributing to the Grace Davison sales change were:

•	continued strong demand for hydroprocessing catalysts that upgrade heavy crude oil;

•	selling price increases and surcharges to partially offset natural gas and raw material cost inflation; and

•	higher volume in engineered materials and discovery sciences product groups from stronger economic activity, particularly in Europe and Asia.

Sales increases were partially offset by unfavorable currency translation, which lowered the increase by 3.8 percentage points.

Sales in Asia Pacific were up due to strong demand in all product groups resulting from economic activity in China. European sales were higher due to higher demand for refining catalysts, which more than offset the effects of lower economic activity in parts of that region. Sales in North America were negatively affected by continued shutdowns of several petroleum refineries from last year’s hurricanes and for preventive maintenance at customer sites. Sales in Latin America were down primarily due to customer order patterns.

Grace Davison Net Sales
($ in millions)

Operating Income and Margin

Grace Davison 2006 pretax operating income decreased compared with 2005, as higher selling prices, lower expenses and a better product mix were more than offset by inflation in raw materials and energy costs and by costs to rationalize certain manufacturing operations in North America. We report 100% of sales for the Advanced Refining Technologies LLC joint venture, but only account for 55% of the income in our measure of operating performance.

Grace Davison
Operating Income and Margin
($ in millions)

Grace Performance Chemicals

	Three Months Ended March 31,
Net Sales by Region (In millions)	2006	2005	$ Change Fav (Unfav)	% Change Fav (Unfav)
North America	$147.2	$130.2	$17.0	13.1%
Europe	92.6	83.8	8.8	10.5%
Asia Pacific	40.2	37.8	2.4	6.3%
Latin America	22.2	16.7	5.5	32.9%
Total Performance Chemicals	$302.2	$268.5	$33.7	12.6%

Sales

The key factors contributing to the increase in sales from our Grace Performance Chemicals operating segment were:

•	continued steady construction activity in the United States;

•	improved construction activity in Europe;

•	increased volume of products directed at high-growth industry, geographic and customer segments; and

•	higher selling prices in response to increases in raw material costs.

Sales growth was strong in all regions, reflecting geographic expansion and other growth initiatives.

Grace Performance Chemicals Net Sales
($ in millions)

Operating Income and Margin

Grace Performance Chemicals 2006 operating income increased compared with 2005, reflecting higher sales volume and selling price increases, partially offset by raw material cost inflation.

Grace Performance Chemicals
Operating Income and Margin
($ in millions)

Operating Returns on Assets Employed – The following charts set forth the Grace Davison and Grace Performance Chemicals total asset position and pre-tax return on average total assets as of March 31, 2006 and December 31, 2005. We devote significantly higher capital to the manufacture of Grace Davison products than to the manufacture of Grace Performance Chemicals products. Conversely, nonmanufacturing costs, particularly selling expenses, are significantly higher for Grace Performance Chemicals than for Grace Davison.

Grace Davison (In millions)	March 31, 2006	December 31, 2005
Trade receivables	$201.1	$178.2
Inventory	197.0	177.6
Other current assets	18.6	24.3
Total current assets	416.7	380.1
Properties and equipment, net	385.1	390.7
Goodwill and other intangible assets	97.4	98.2
Other assets	—	—
Total assets	$899.2	$869.0
Pre-tax return on average total assets	17.7%	17.9%

Grace Davison’s total assets increased by $30.2 million in 2006 compared with December 31, 2005. The increase was due to higher trade receivables caused by increased sales and higher inventory in response to sales growth and seasonality.

Grace Performance Chemicals (In millions)	March 31, 2006	December 31, 2005
Trade receivables	$230.6	$222.7
Inventory	104.1	100.7
Other current assets	12.7	15.7
Total current assets	347.4	339.1
Properties and equipment, net	229.3	226.4
Goodwill and other intangible assets	92.9	93.5
Other assets	7.2	6.6
Total assets	$676.8	$665.6
Pre-tax return on average total assets	23.3%	22.4%

Grace Performance Chemicals’ total assets increased by $11.2 million, mainly due to higher trade receivables as a result of increased sales and higher inventory to support sales growth.

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

The following table summarizes our net noncore liabilities at March 31, 2006 and December 31, 2005:

Net Noncore Liabilities (In millions)	March 31, 2006	December 31, 2005
Asbestos-related liabilities	$(1,700.0)	$(1,700.0)
Asbestos-related insurance receivable	500.0	500.0
Asbestos-related liability, net	(1,200.0)	(1,200.0)
Environmental remediation	(339.9)	(342.0)
Postretirement benefits	(97.6)	(101.3)
Income taxes	(137.4)	(136.5)
Retained obligations and other	(22.8)	(23.4)
Net noncore liability	$(1,797.7)	$(1,803.2)

The resolution of most of these noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. We cannot predict with any certainty how, and for what amounts, any of these contingencies will be resolved. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at March 31, 2006.

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

Proforma Financial Information – The unaudited proforma financial information presented below reflects the accounting effects of our proposed plan of reorganization (1) as if it were put in effect on the date of our most recent consolidated balance sheet  –  March 31, 2006, and (2) as if it were in effect for (a) the full year ended December 31, 2005, and (b) the three months ended March 31, 2006. The proforma financial information included herein, may not be consistent with the plan of reorganization documents filed on January 13, 2005 due to subsequent changes in operations and accounting estimates. Such proforma financial statements reflect how our assets, liabilities, equity and income would be affected by the plan of reorganization as follows:

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

The plan of reorganization reflects the value, in the form of cash and securities, expected to be realized under litigation settlement agreements as follows: $115.0 million of cash from Fresenius; and, $1,131.6 million of estimated value from Cryovac, Inc., a subsidiary of Sealed Air (calculated as of March 31, 2006) in the form of $512.5 million of cash plus accrued interest at 5.5% from December 21, 2002 compounded annually (approximately $98.3 million), and nine million shares of Sealed Air common stock valued at $57.87 per share (approximately $520.8 million). Tax accounts have been adjusted to reflect the satisfaction of our recorded liabilities by way of these third-party agreements. The Fresenius settlement amount will be payable directly to Grace and will be accounted for as income. Payments under the Sealed Air settlement will be paid directly to the asbestos trust by Cryovac and will be accounted for as satisfaction of a portion of our recorded asbestos-related liability and a credit to shareholder’s equity. In addition, the valuation allowance related to our federal deferred tax assets will not be required as a result of these settlements and has therefore been reversed. Both the Sealed Air and Fresenius settlements are subject to the fulfillment of specified conditions.

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

D.	Proforma Consolidated Statement of Operations and Capital Structure

The proforma income adjustments reflect the elimination from our March 31, 2006 and December 31, 2005 Consolidated Statements of Operations of:

•	charges and expenses directly related to Chapter 11;

•	other expenses and income related to matters expected to be resolved before emerging from Chapter 11;

•	the accounting for estimates and provisions directly related to the plan of reorganization; and

•	the addition of interest and new shares of Grace common stock related to the assumed financing of the plan of reorganization.

For purposes of proforma earnings per share and proforma share capital, we used the trading price of $13.30 per share as of March 31, 2006 for calculating issued and outstanding shares. At this per share valuation, we assume that 38.6 million shares will be issued at the effective date of the plan of reorganization to fund asbestos and general unsecured claims, 9.8 million shares would be issuable upon exercise of warrants to satisfy our estimate of PI-AO claims, and 2.5 million shares would be issued upon exercise of in-the-money stock options. We present the trading value solely to show a proforma Consolidated Statement of Operations. This trading value may not be indicative of the actual trading value of Grace common stock following the effective date of the plan of reorganization. If our distributable value per share at the effective date of the plan of reorganization is below approximately $7.50 per share, we would be required to revalue our balance sheet for a change in control. (The trading value of Grace common stock over the twelve-month period ended March 31, 2006 was between $6.75 and $13.85 per share.) These proforma financial statements reflect no change in assets or income related to this potential accounting outcome.

E.	Non-asbestos Contingencies

The accompanying proforma financial information assumes all non-asbestos related contingencies (including environmental, tax and civil and criminal litigation) are settled for recorded amounts as of March 31, 2006. Certain liabilities are assumed to be paid at the effective date based on our estimate of amounts that will be determinable and payable. The remainder, which would also be subject to the plan of reorganization, if approved, is assumed to be paid subsequent to the effective date as amounts are either not due until a later date or will be determined through post-effective-date litigation. The ultimate value of such claims may change materially as Chapter 11 and other legal proceedings further define our non-asbestos related obligations.

W. R. Grace & Co and Subsidiaries Proforma Condensed Consolidated Balance Sheet (In millions)	March 31, 2006 As Reported	Proforma Adjustments
		Borrowings Under New Debt Agreements and Contingencies	Sealed Air/ Fresenius Settlements	Payment of Pre-Petition Liabilities	March 31, 2006 Proforma
ASSETS
Current Assets
Cash and cash equivalents	$415.4	$800.0	$115.0	$(1,006.4)	$324.0
Other current assets	818.2	—	—	—	818.2
Total Current Assets	1,233.6	800.0	115.0	(1,006.4)	1,142.2
Non-current operating assets	971.0	—	—	—	971.0
Cash value of life insurance	86.2	—	—	—	86.2
Deferred income taxes:
Net operating loss carryforwards	39.4	—	(40.3)	97.5	96.6
Temporary differences, net of valuation allowance	675.8	26.3	(348.1)	(97.5)	256.5
Asbestos-related insurance	500.0	—	—	—	500.0
Total Assets	$3,506.0	$826.3	$(273.4)	$(1,006.4)	$3,052.5
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Total current liabilities	$353.0	$—	$—	$—	$353.0
Long-term debt	0.4	800.0	—	—	800.4
Other noncurrent liabilities	580.2	—	—	—	580.2
Total Liabilities Not Subject to Compromise	933.6	800.0	—	—	1,733.6
Bank debt/letters of credit/capital leases	696.8	—	—	(695.1)	1.7
Liability for asbestos-related litigation and claims	1,700.0	—	(1,131.6)	(438.4)	130.0
Liability for environmental remediation	339.9	—	—	(227.4)	112.5
Liability for postretirement health and special pensions	184.5	—	—	(11.6)	172.9
Liability for accounts payable and litigation	106.7	—	—	(84.7)	22.0
Liability for tax claims and contingencies	137.4	—	—	(12.0)	125.4
Other nonoperating liabilities, including plan of reorganization contingencies	—	150.0	—	(50.0)	100.0
Liabilities Subject to Compromise	3,165.3	150.0	(1,131.6)	(1,519.2)	664.5
Total Liabilities	4,098.9	950.0	(1,131.6)	(1,519.2)	2,398.1
Shareholder’s Equity (Deficit)
Share capital	423.5	—	—	512.8	936.3
Retained earnings and other equity items	(1,016.4)	(123.7)	858.2	—	(281.9)
Total Shareholders’ Equity (Deficit)	(592.9)	(123.7)	858.2	512.8	654.4
Total Liabilities and Shareholders’ Equity (Deficit)	$3,506.0	$826.3	$(273.4)	$(1,006.4)	$3,052.5

Note:	Proforma amounts in liabilities subject to compromise will be reclassed to liabilities not subject to compromise after the proposed plan is in effect.

W. R. Grace & Co. and Subsidiaries Proforma Consolidated Statements of Operations (In millions, except per share amounts)	Year Ended December 31, 2005			Three Month Period Ended March 31, 2006
	As Reported	Proforma Adjustments	Proforma	As Reported	Proforma Adjustments	Proforma
Net Sales	$2,569.5	$—	$2,569.5	$658.6	$—	$658.6
Cost of goods sold, exclusive of depreciation and amortization shown separately below	1,689.8	—	1,689.8	438.0	—	438.0
Selling, general and administrative expenses, exclusive of net pension expense shown separately below	481.1	(39.4)	441.7	128.2	(18.2)	110.0
Depreciation and amortization	114.0	—	114.0	28.1	—	28.1
Research and development expenses	59.2	—	59.2	15.5	—	15.5
Net pension expense	71.9	—	71.9	14.8	—	14.8
Interest expense and related financing costs	55.3	1.6	56.9	15.8	(1.5)	14.3
Provision for environmental remediation	25.0	(25.0)	—	—	—	—
Other (income) expense	(67.4)	44.5	(22.9)	(1.9)	—	(1.9)
Total costs and expenses	2,428.9	(18.3)	2,410.6	638.5	(19.7)	618.8
Income (loss) before Chapter 11 expenses, income taxes, and minority interest	140.6	18.3	158.9	20.1	19.7	39.8
Chapter 11 expenses, net	(30.9)	30.9	—	(8.7)	8.7	—
Benefit from (provision for) income taxes	(21.3)	(26.9)	(48.2)	(4.5)	(7.1)	(11.6)
Minority interest in consolidated entities	(21.1)	—	(21.1)	(6.8)	—	(6.8)
Net income (loss)	$67.3	$22.3	$89.6	$0.1	$21.3	$21.4
Basic earnings (loss) per common share	$1.01		$0.83	$0.00		$0.20
Weighted average number of basic shares	66.8	41.1	107.9	67.0	41.1	108.1
Diluted earnings (loss) per common share	$1.00		$0.76	$0.00		$0.18
Weighted average number of diluted shares	67.3	50.9	118.2	67.3	50.9	118.2

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

Assets available at March 31, 2006 to fund the ABO of the U.S. advance-funded defined benefit pension plans totaled approximately $652 million up $7 million from December 31, 2005, primarily due to contributions. It is our intention to satisfy our obligations under the pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974. In that regard, we will seek Bankruptcy Court approval to fund minimum required payments of approximately $105 million for the July 2006 to April 2007 period. We contributed approximately $9 million in January 2006 and approximately $20 million in April 2006 to the trusts that hold assets of the pension plans. Contributions to non-U.S. plans are not subject to bankruptcy court approval and we intend to fund such plans based on actuarial and trustee recommendations; $3.3 million was funded during the three months ended March 31, 2006.

See Note 13 to the Consolidated Financial Statements for the components of net periodic benefit cost for each of the three-month periods ended March 31, 2006 and 2005. We expect total pension expense for 2006 to be approximately $59 million, and benefit payments to retirees to aggregate to approximately $96 million for all pension programs in 2006. At March 31, 2006, our recorded pension liability for U.S. and non-U.S. underfunded plans was $537.2 million ($450.3 million included in liabilities not subject to compromise and $86.9 million related to supplemental pension benefits, included in ‘‘liabilities subject to compromise’’) which includes the following components: (1) shortfall between dedicated assets and ABO of underfunded plans ($321.7 million); and (2) ABO of pay-as-you-go plans ($215.5 million).

Postretirement Benefits Other Than Pensions – We provide certain health care and life insurance benefits for retired employees, a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of benefits under this program was $2.2 million during the three months ended March 31, 2006, compared with $2.3 million in the prior year period. Our recorded liability for postretirement benefits of $97.6 million at March 31, 2006 is stated at net present value discounted at 5.5% (as discussed under Defined Benefit Pension Plans). Our proposed plan of reorganization provides for the continuation of these benefits.

Liquidity and Capital Resources

Cash Resources and Available Credit Facilities – At March 31, 2006, we had $501.6 million in cash and cash-like assets ($415.4 million in cash and cash equivalents and $86.2 million in net cash value of life insurance). In addition, we had access to committed credit facilities in the U.S., Germany and France. In the U.S., under the $250.0 million DIP facility, $207.0 million was available at March 31, 2006 net of letters of credit and holdback provisions. The term of the DIP facility expires April 1, 2008. In Germany, under a €10.0 million line of credit, we had access to €5.7 million at March 31, 2006 net of bankers guarantees and other holdbacks. The term of the facility expires January 17, 2007. In France, under a €3.9 million line of credit, we had access to €0.1 million at March 31, 2006 net of bankers guarantees. The term of the facility expires May 31, 2006 and is expected to be renewed for an additional one-year period. We believe that these funds and credit facilities will be sufficient to finance our business strategy while in Chapter 11.

Debt and Other Contractual Obligations – Total debt outstanding at March 31, 2006 was $699.4 million, including $182.7 million of accrued interest on pre-petition debt. As a result of the Chapter 11 filing, we are now in default on $514.1 million of pre-petition debt, which, together with accrued interest thereon, has been included in ‘‘liabilities subject to compromise’’ as of March 31, 2006. The automatic stay provided under the bankruptcy code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest on such debt during the Chapter 11 proceedings unless further developments lead management to conclude that it is probable that such interest will be compromised.

See Note 12 to the Consolidated Financial Statements for a discussion of financial assurances.

Analysis of Cash Flows

Our net cash flow from operating activities for the three months ended March 31, 2006 was a negative $40.2 million, compared with a negative $31.4 million for the prior year period. The lower cash flow in the first quarter of 2006 is attributable to an increase in working capital in response to higher sales, payments of annual accruals for compensation and customer rebates, bankruptcy court-approved payments for pensions, and higher costs of Chapter 11 proceedings and environmental-related litigation. Pre-tax income from core operations before depreciation and amortization was $75.9 million, 10.8% higher than in the prior year quarter, a result of the improved income from core operations described above. Cash used for investing activities was $21.1 million, primarily reflecting capital replacements and investments in new production capacity.

Cash Flow From Core Operations – The following table presents the components of net cash flow from core operations for the three months ended March 31, 2006 and 2005.

Core Operations	Three Months Ended March 31,
(In millions)	2006	2005
Cash flows:
Pre-tax operating income	$47.8	$39.7
Depreciation and amortization	28.1	28.8
Pre-tax income before depreciation and amortization	75.9	68.5
Working capital and other changes	(85.4)	(65.5)
Cash flow before investing	(9.5)	3.0
Capital expenditures	(21.0)	(12.4)
Businesses acquired	—	(2.5)
Net cash flow from core operations	$(30.5)	$(11.9)

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

Noncore Activities	Three Months Ended March 31,
(In millions)	2006	2005
Cash flows:
Pre-tax income (loss) from noncore activities	$(20.1)	$(8.1)
Other non-cash charges	7.4	(5.0)
Cash spending for:
Noncore contingencies:
Environmental settlements	—	(8.3)
Environmental remediation	(2.1)	(1.2)
Postretirement benefits	(2.2)	(2.3)
Retained obligations and other	(0.7)	(0.3)
Net cash flow from noncore activities	$(17.7)	$(25.2)

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

Reconciliation to Consolidated Statements of Cash Flows	Three Months Ended March 31,
(In millions)	2006	2005
Net cash flow from core operations	$(30.5)	$(11.9)
Net cash flow from noncore activities	(17.7)	(25.2)
Cash paid for interest, income taxes net of refunds, and Chapter 11 expenses	(13.0)	(9.2)
Investing activities related to life insurance and sales of assets	(0.1)	16.9
Financing activities	1.3	(0.1)
Effect of currency exchange rate changes on cash and cash equivalents	0.7	(6.1)
Increase (decrease) in cash and cash equivalents per Consolidated Statements of Cash Flows	$(59.3)	$(35.6)

See the ‘‘Consolidated Statements of Cash Flows’’ included in the Consolidated Financial Statements for more information.

Forward-Looking Statements

This document contains, and our other public communications may contain, forward-looking information, that is, information related to future, not past, events. Such information generally includes the words "believes," "plans," "intends," "targets," "will," "expects," "anticipates," or similar expressions. Forward-looking information includes all statements regarding our Chapter 11 proceeding (including the proforma financial statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations"); expected financial position; results of operations; cash flows; financing plans; business strategy; budgets; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Factors that could cause actual results to materially differ from those contained in the forward-looking statements include: our bankruptcy and proposed plan of reorganization, our legal proceedings, especially the Montana criminal proceeding and the environmental proceedings, the cost and availability of raw materials, especially natural gas and petroleum-based raw materials, our unfunded pension obligations, risks related to foreign operations, especially, security, regulation and currency risks, costs of compliance with environmental regulation and those factors set forth in our most recent Annual Report on Form 10-K, this quarterly report on Form 10-Q and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking information to prove incorrect. Further, our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking information, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to the projections and forward-looking information contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Grace had outstanding derivative financial instruments (as discussed in Note 11 to the Consolidated Financial Statements) that qualify for accounting treatment under SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ at March 31, 2006. Grace has also entered into foreign exchange forward contracts to manage exposure to fluctuations in foreign currency exchange rates on an intercompany loan between Grace and a subsidiary in Germany. (See ‘‘Pre-tax Income (Loss) from Noncore Activities’’ in Management's Discussion and Analysis of Financial Condition and Results of Operations.) For further information concerning Grace’s quantitative and qualitative disclosures about market risk, refer to Note 8 in the Consolidated Financial Statements in Grace’s 2005 Annual Report on Form 10-K.

Item 4.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2006, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Based upon that evaluation, Grace’s Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to Grace is made known to management, including Grace’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no significant change in Grace’s internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, Grace’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Notes 2, 3 and 12 to the interim consolidated financial statements in Part I of this Report are incorporated herein by reference.

Item 1A.    RISK FACTORS

With respect to certain risk factors disclosed in the ‘‘Risk Factors’’ section of our Annual Report on Form 10-K for the year ended December 31, 2005, more recent numerical measures are available in the ‘‘Financial Statements’’ and ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations’’ sections of this Report.

Item 6.    EXHIBITS

Exhibits. The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

4.1	Amendment No. 2 and Limited Waiver to Post-Petition Loan and Security Agreement
4.2	Amendment No. 3 to Post-Petition Loan and Security Agreement
4.3	Amendment No. 4 and Limited Waiver to Post-Petition Loan and Security Agreement
15	Accountants’ Awareness Letter
31.(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. GRACE & CO.
(Registrant)
Date: May 9, 2006	By /s/ A. E. Festa A. E. Festa President and Chief Executive Officer
Date: May 9, 2006	By /s/ Robert M. Tarola Robert M. Tarola Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
4.1	Amendment No. 2 and Limited Waiver to Post-Petition Loan and Security Agreement
4.2	Amendment No. 3 to Post-Petition Loan and Security Agreement
4.3	Amendment No. 4 and Limited Waiver to Post-Petition Loan and Security Agreement
15	Accountants’ Awareness Letter
31.(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002