Form 10-Q
period 2006-06-30
W R GRACE & CO
filed 2006-08-08
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   ☒                         No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐                                 Accelerated filer   ☒                           Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐                        No  ☒

68,258,065 shares of Common Stock, $0.01 par value, were outstanding at July 31, 2006.

W. R. GRACE & CO. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Review by Independent Registered Public Accounting Firm

A review of the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2006 and 2005 has been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Their report on the interim consolidated financial statements follows.  This report is not considered a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of June 30, 2006, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss) for each of the three-month and six-month periods ended June 30, 2006 and June 30, 2005 and the consolidated statements of cash flows for the six-month periods ended June 30, 2006 and June 30, 2005. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
August 8, 2006

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
In millions, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$729.1	$676.5	$1,387.7	$1,279.7
Cost of goods sold, exclusive of depreciation and amortization shown separately below	470.2	439.7	908.2	832.4
Selling, general and administrative expenses, exclusive of net pension expense and depreciation and amortization shown separately below	141.5	117.8	269.7	235.4
Depreciation and amortization	28.4	30.2	56.5	60.7
Research and development expenses	15.1	15.1	30.6	30.2
Net pension expense	16.8	19.5	31.6	37.1
Interest expense and related financing costs	19.9	13.3	35.7	27.9
Provision for environmental remediation	30.0	—	30.0	—
Other (income) expense	(13.9)	(23.9)	(15.8)	(30.0)
	708.0	611.7	1,346.5	1,193.7
Income (loss) before Chapter 11 expenses, income taxes, and minority interest	21.1	64.8	41.2	86.0
Chapter 11 expenses, net	(11.5)	(4.6)	(20.2)	(10.6)
Benefit from (provision for) income taxes	(3.3)	(20.0)	(7.8)	(28.6)
Minority interest in consolidated entities	(11.5)	(7.5)	(18.3)	(11.0)
Net income (loss)	$(5.2)	$32.7	$(5.1)	$35.8
Basic earnings (loss) per share:
Net income (loss)	$(0.08)	$0.49	$(0.08)	$0.54
Weighted average number of basic shares	67.9	66.9	67.5	66.8
Diluted earnings (loss) per share:
Net income (loss)	$(0.08)	$0.49	$(0.08)	$0.53
Weighted average number of diluted shares	67.9	67.2	67.5	67.3

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
In millions

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$(5.1)	$35.8
Reconciliation to net cash provided by (used for) operating activities:
Chapter 11 expenses, net	20.2	10.6
(Benefit from) provision for income taxes	7.8	28.6
Minority interest in consolidated entities	18.3	11.0
Depreciation and amortization	56.5	60.7
Interest accrued on pre-petition liabilities subject to compromise	34.7	25.4
Net (gain) loss on sales of investments and disposals of assets	(2.8)	(0.5)
Net pension expense	31.6	37.1
Payments to fund defined benefit pension arrangements	(39.6)	(13.2)
Net income from life insurance policies	(1.7)	(1.9)
Provision for uncollectible receivables	0.5	0.9
Provision for environmental remediation	30.0	—
Payments under postretirement benefit plans	(6.5)	(5.1)
Expenditures for environmental remediation	(3.4)	(3.0)
Expenditures for retained obligations of divested businesses	(1.3)	(0.5)
Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency translation:
Working capital items (trade accounts receivable, inventories and accounts payable)	(86.2)	(71.7)
Other accruals and non-cash items	(7.2)	(45.2)
Net cash provided by (used for) operating activities before income taxes, Chapter 11 expenses and settlement of noncore contingencies	45.8	69.0
Cash paid to settle noncore contingencies	—	(119.7)
Chapter 11 expenses paid	(16.9)	(9.0)
Income taxes paid, net of refunds	(17.8)	(14.9)
Net cash provided by (used for) operating activities	11.1	(74.6)
INVESTING ACTIVITIES
Capital expenditures	(51.9)	(36.8)
Businesses acquired, net of cash acquired	(20.0)	(2.5)
Proceeds from termination of life insurance policies	—	14.8
Net investment in life insurance policies	(0.1)	2.4
Proceeds from sales of investments and disposals of assets	7.2	1.9
Net cash provided by (used for) investing activities	(64.8)	(20.2)
FINANCING ACTIVITIES
Net payments of loans secured by cash value of life insurance policies	—	(0.6)
Net (repayments) borrowings under credit arrangements	0.6	(1.2)
Fees under debtor-in-possession credit facility	(1.1)	(1.1)
Proceeds from exercise of stock options	15.8	3.0
Net cash provided by (used for) financing activities	15.3	0.1
Effect of currency exchange rate changes on cash and cash equivalents	6.9	(11.7)
Increase (decrease) in cash and cash equivalents	(31.5)	(106.4)
Cash and cash equivalents, beginning of period	474.7	510.4
Cash and cash equivalents, end of period	$443.2	$404.0

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
In millions, except par value and shares

	June 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$443.2	$474.7
Trade accounts receivable, less allowance of $4.6 (2005 - $5.0)	472.4	401.7
Inventories	309.3	278.3
Deferred income taxes	26.6	27.3
Other current assets	54.3	71.6
Total Current Assets	1,305.8	1,253.6
Properties and equipment, net of accumulated depreciation and amortization of $1,476.8 (2005 - $1,420.2)	640.2	632.9
Goodwill	103.6	103.9
Cash value of life insurance policies, net of policy loans	86.6	84.8
Deferred income taxes	726.4	703.9
Asbestos-related insurance	500.0	500.0
Other assets	249.1	238.1
Total Assets	$3,611.7	$3,517.2
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$3.2	$2.3
Accounts payable	164.8	166.8
Income taxes payable	16.9	10.1
Other current liabilities	191.5	197.9
Total Current Liabilities	376.4	377.1
Debt payable after one year	0.4	0.4
Deferred income taxes	59.9	54.3
Minority interest in consolidated affiliates	55.7	36.4
Unfunded defined benefit pension liability	445.5	447.5
Other liabilities	38.6	41.7
Total Liabilities Not Subject to Compromise	976.5	957.4
Liabilities Subject to Compromise — Note 2	3,205.6	3,155.1
Total Liabilities	4,182.1	4,112.5
Commitments and Contingencies
Shareholders’ Equity (Deficit)
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 2006 — 68,258,065 (2005 — 66,922,196)	0.8	0.8
Paid-in capital	423.2	423.4
Accumulated deficit	(511.0)	(505.9)
Treasury stock, at cost: shares: 2006 — 8,721,695; (2005 — 10,057,564)	(103.8)	(119.7)
Accumulated other comprehensive income (loss)	(379.6)	(393.9)
Total Shareholders’ Equity (Deficit)	(570.4)	(595.3)
Total Liabilities and Shareholders’ Equity (Deficit)	$3,611.7	$3,517.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)
In millions

	Common Stock and Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
Balance, March 31, 2006	$423.5	$(505.8)	$(117.1)	$(393.5)	$(592.9)
Net income (loss)	—	(5.2)	—	—	(5.2)
Stock plan activity	0.5	—	13.3	—	13.8
Other comprehensive income (loss)	—	—	—	13.9	13.9
Balance, June 30, 2006	$424.0	$(511.0)	$(103.8)	$(379.6)	$(570.4)

Balance, December 31, 2005	$424.2	$(505.9)	$(119.7)	$(393.9)	$(595.3)
Net income (loss)	—	(5.1)	—	—	(5.1)
Stock plan activity	(0.2)	—	15.9	—	15.7
Other comprehensive income (loss)	—	—	—	14.3	14.3
Balance, June 30, 2006	$424.0	$(511.0)	$(103.8)	$(379.6)	$(570.4)

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
In millions

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$(5.2)	$32.7	$(5.1)	$35.8

Other comprehensive income (loss):
Foreign currency translation adjustments	13.6	(9.4)	14.6	(22.4)
Commodity hedging activities	0.3	—	(0.3)	—
Total other comprehensive income (loss)	13.9	(9.4)	14.3	(22.4)
Comprehensive income (loss)	$8.7	$23.3	$9.2	$13.4

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.              Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies

W. R. Grace & Co., through its subsidiaries, is engaged in specialty chemicals and specialty materials businesses on a worldwide basis through two operating segments: “Grace Davison,” which includes silica- and alumina-based catalysts and materials used in a wide range of industrial applications; and “Grace Performance Chemicals,” which includes specialty chemicals and materials used in commercial and residential construction and in rigid food and beverage packaging.

W. R. Grace & Co. conducts substantially all of its business through a direct, wholly-owned subsidiary,
W. R. Grace & Co.-Conn. (“Grace-Conn.”). Grace-Conn. owns substantially all of the assets, properties and rights of W. R. Grace & Co. on a consolidated basis, either directly or through subsidiaries.

As used in these notes, the term “Company” refers to W. R. Grace & Co. The term “Grace” refers to the Company and/or one or more of its subsidiaries and, in certain cases, their respective predecessors.

Voluntary Bankruptcy Filing — During 2000 and the first quarter of 2001, Grace experienced several adverse developments in its asbestos-related litigation, including: a significant increase in personal injury claims, higher than expected costs to resolve personal injury and certain property damage claims, and class action lawsuits alleging damages from Zonolite Attic Insulation (“ZAI”) a former Grace attic insulation product.

After a thorough review of these developments, the Board of Directors concluded that a federal court-supervised bankruptcy process provided the best forum available to achieve fairness in resolving these claims and on April 2, 2001 (the “Filing Date”), Grace and 61 of its United States subsidiaries and affiliates, including Grace-Conn. (collectively, the “Debtors”), filed voluntary petitions for reorganization (the “Filing”) under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The cases were consolidated and are being jointly administered under case number 01-01139 (the “Chapter 11 Cases”). Grace’s non-U.S. subsidiaries and certain of its U.S. subsidiaries were not included in the Filing.

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

Basis of Presentation — The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company’s 2005 Annual Report on Form 10-K.  Such interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature. Potential accounting adjustments discovered during normal reporting and accounting processes are evaluated on the basis of materiality, both individually and in the aggregate, and are recorded in the accounting period discovered, unless a restatement of a prior period is necessary. All significant intercompany accounts and transactions have been eliminated.

The results of operations for the three-month and six-month interim periods ended June 30, 2006 are not necessarily indicative of the results of operations for the year ending December 31, 2006.

Reclassifications — Certain amounts in prior years’ Consolidated Financial Statements have been reclassified to conform to the 2006 presentation.

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities reported at the date of the Consolidated Financial Statements, and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates, and the differences could be material.  Changes in estimates are recorded in the period identified. Grace’s accounting measurements that are most affected by management’s estimates of future events are:

•                  Contingent liabilities which depend on an assessment of the probability of loss and an estimate of ultimate resolution cost, such as asbestos-related matters (see Notes 2 and 3), environmental remediation (see Note 12), income taxes (see Note 12), and litigation (see Note 12);

•                  Pension and postretirement liabilities that depend on assumptions regarding discount rates and total returns on invested funds (see Note 13);

•                  Liabilities for employee incentive compensation and customer rebates that depend on estimates of future sales or earnings;

•                  Depreciation and amortization periods for long-lived assets, including property and equipment, intangible, and other assets that depend on utilization assessments, future product and production plans and expected sales and cash flows; and

•                  Realization values of various assets such as net deferred tax assets, trade receivables, inventories, insurance receivables, properties and equipment, and goodwill which depend on assessments of credit and other business risks, and projections of future income and cash flows.

The accuracy of these and other estimates may also be materially affected by the uncertainties arising under Grace’s Chapter 11 proceeding.

Effect of New Accounting Standards — In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in tax returns. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Grace is required to adopt FIN 48 in the first quarter of 2007, and is currently evaluating the impact to its Consolidated Financial Statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” to require companies to measure and recognize in operations the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. The provisions of this standard are effective for Grace in 2006. Grace implemented SFAS 123(R) in the first quarter of 2006. Under the transition method selected by Grace, the modified prospective method, the only outstanding awards affected were stock appreciation rights granted to Grace’s former Chief Executive Officer. Grace measured the award at a fair value of $2.6 million using the Black-Scholes option pricing model at March 31, 2006 and recorded that amount as compensation cost (included in selling, general and administrative expenses) in the quarter ended March 31, 2006.  Grace recognized the $0.6 million decrease in fair value of the stock appreciation rights from March 31, 2006 to June 30, 2006 as a reduction of compensation costs in the quarter ended June 30, 2006. The cumulative effect of this new rule was $1.4 million at the beginning of the first quarter of 2006. Grace has not granted equity options or rights while in Chapter 11.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4,” to provide clarification that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period costs. In addition, this standard requires that the allocation of fixed production overheads to the costs of inventory be based on the normal capacity of the production facilities.  Grace adopted this standard in 2006 and it has not had a material impact on Grace’s Consolidated Financial Statements.

2.     Chapter 11 Related Information

Plan of Reorganization — On November 13, 2004 Grace filed a plan of reorganization, as well as several associated documents, including a disclosure statement, with the Bankruptcy Court.  On January 13, 2005, Grace filed an amended plan of reorganization (the “Plan”) and related documents to address certain objections of creditors and other interested parties. The Plan is supported by committees representing general unsecured creditors and equity holders, but is not supported by committees representing asbestos personal injury claimants and asbestos property damage claimants.

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

The Plan will become effective only after a vote of eligible creditors and with the approval of the Bankruptcy Court and the U.S. District Court for the District of Delaware. Votes on the Plan may not be solicited until the Bankruptcy Court approves the disclosure statement. The Bankruptcy Court has indicated that it will not consider the approval of the disclosure statement until after completion of estimation hearings on the amount of Grace’s asbestos-related liability. The Debtors have received extensions of their exclusive right to propose a plan of reorganization through September 11, 2006.

Under the terms of the Plan, claims would be satisfied under the Chapter 11 cases as follows:

Asbestos-Related Claims and Costs

A trust would be established under Section 524(g) of the Bankruptcy Code to which all pending and future asbestos-related claims would be channeled for resolution.  The trust would utilize specified trust distribution procedures to satisfy the following allowed asbestos-related claims and costs:

1.                           Personal injury claims that meet specified exposure and medical criteria (Personal Injury-Symptomatic Eligible or “PI-SE” Claims) — In order to qualify for this class, claimants would have to prove that their health is impaired from meaningful exposure to asbestos-containing products formerly manufactured by Grace.

2.                           Personal injury claims that do not meet the exposure and medical criteria necessary to qualify as PI-SE Claims (Personal Injury-Asymptomatic and Other or “PI-AO” Claims) — This class would contain all asbestos-related personal injury claims against Grace that do not meet the specific requirements to be PI-SE Claims, but do meet certain other specified exposure and medical criteria.

3.                           Property damage claims, including claims related to ZAI (“PD Claims”) — In order to qualify for this class, claimants would have to prove Grace liability for loss of property value or remediation costs related to products formerly manufactured by Grace that claimants allege contained asbestos.

4.                           Trust administration costs and legal expenses

The pending asbestos-related legal proceedings are described in “Asbestos-Related Litigation” (see Note 3). The claims arising from such proceedings would be subject to this classification process as part of the Plan.

The Bankruptcy Court has entered separate case management orders for estimating liability for pending and future personal injury claims and pending property damage claims, excluding ZAI claims. The case management orders originally contemplated that estimation hearings would take place in September 2006.  However, the Bankruptcy Court deferred the estimation process to provide the Debtors and the other stakeholders in the Chapter 11 proceeding with an opportunity to negotiate a resolution of all or a portion of the Debtors’ asbestos-related liabilities.  The Bankruptcy Court appointed a mediator to facilitate such negotiations that ultimately were unsuccessful.  As a result, the Bankruptcy Court has resumed the estimation process.  Trial dates for estimating liability for personal injury claims have been scheduled for June 2007.  Grace expects that hearings for the adjudication of property damage claims will take place during the first quarter of 2007.  The Debtors expect that the estimated liability will provide the basis for determining the Funding Amount to be paid into the trust on the effective date of the Plan.

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

The PI-SE Claims, the PD Claims and the related trust administration costs and expenses would be funded with (1) a payment of $512.5 million in cash (plus interest at 5.5% compounded annually from December 21, 2002) and nine million shares of common stock of Sealed Air Corporation (“Sealed Air”) to be made directly by Cryovac, Inc., a wholly owned subsidiary of Sealed Air, (“Cryovac”) to the asbestos trust pursuant to the terms of a settlement agreement resolving asbestos-related, successor liability and fraudulent transfer claims against Sealed Air and Cryovac and (2) Grace common stock. The number of shares of Grace common stock required to satisfy these claims will depend on the price of Grace common stock on the effective date of the Plan, liability measures approved by the Bankruptcy Court, and the value of the Sealed Air settlement, which changes daily with the accrual of interest and the trading value of Sealed Air common stock. The Sealed Air settlement agreement has been approved by the Bankruptcy Court, but remains subject to the fulfillment of specified conditions.

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

The amounts to fund PI-SE Claims, PD Claims and the expense of trust administration would be capped at the amount determined by the Bankruptcy Court. Amounts required to fund PI-AO Claims would not be capped, so if the amount funded in respect thereof later proved to be inadequate, Grace would be responsible for contributing additional funds into the asbestos trust to satisfy PI-AO Claims.  Because of the number and nature of the uncertainties involved, Grace is unable to determine the extent to which, if any, the liability for PI-AO claims may exceed the amount funded into the trust in respect thereof.

Other Claims

The Plan provides that all allowed administrative or priority claims would be paid 100% in cash and all general unsecured claims, other than those covered by the asbestos trust, would be paid 85% in cash and 15% in Grace common stock. Grace estimates that claims with a recorded value of approximately $1,212 million, including interest accrued through June 30, 2006, would be satisfied in this manner at the effective date of the Plan. Grace would finance these payments with cash on hand, cash from Fresenius Medical Care Holdings, Inc. (“Fresenius”) paid in settlement of asbestos and other Grace-related claims, new Grace debt, and Grace common stock.  Grace would satisfy other non-asbestos related liabilities and claims (primarily certain environmental, tax, pension and retirement medical obligations) as they become due and payable over time using cash flow from operations, insurance proceeds from policies and settlement agreements covering asbestos-related liabilities, and new credit facilities. Proceeds from available product liability insurance applicable to asbestos-related claims would supplement operating cash flow to service new debt and liabilities not paid on the effective date of the Plan.

Effect on Grace Common Stock

The Plan provides that Grace common stock will remain outstanding at the effective date of the Plan, but that the interests of existing shareholders would be subject to dilution by additional shares of common stock issued under the Plan. In addition, in order to preserve significant tax benefits from net operating loss carryforwards (“NOLs”) and certain future deductions, which are subject to elimination or limitation in the event of a change in control (as defined by the Internal Revenue Code) of Grace, the Plan places restrictions on the purchase of Grace common stock. The restrictions would prohibit (without the consent of Grace), for a period of three years, a person or entity from acquiring more than 4.75% of the outstanding Grace common stock or, for those persons already holding more than 4.75%, prohibit them from increasing or decreasing their holdings. The Bankruptcy Court has also approved the trading restrictions described above, excluding the restriction on sales, until the effective date of the Plan.

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

Official Parties to Grace’s Chapter 11 Proceedings — Three creditors’ committees, two representing asbestos claimants and the third representing other unsecured creditors, and a committee representing shareholders, have been appointed in the Chapter 11 Cases. These committees, and a legal representative of future asbestos claimants, have the right to be heard on all matters that come before the Bankruptcy Court and are likely to play important roles in the Chapter 11 Cases. The Debtors are required to bear certain costs and expenses of the committees and of the future asbestos claimants’ representative, including those of their counsel and financial advisors.

Claims Filings — The Bankruptcy Court established a bar date of March 31, 2003 for claims of general unsecured creditors, asbestos-related property damage claims and medical monitoring claims related to asbestos. The bar date did not apply to asbestos-related personal injury claims or claims related to ZAI, which will be dealt with separately.

Approximately 14,900 proofs of claim were filed by the bar date. Of these claims, approximately 9,400 were non-asbestos related, approximately 4,300 were for asbestos-related property damage, and approximately 1,000 were for medical monitoring. The medical monitoring claims were made by individuals who allege exposure to asbestos through Grace’s products or operations. These claims, if sustained, would require Grace to fund ongoing health monitoring costs for qualified claimants. In addition, approximately 770 proofs of claim were filed after the bar date.

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

The Debtors have analyzed the claims as filed and have found that many are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of June 30, 2006, the Debtors had filed objections to approximately 5,400 claims (approximately 100 of which were subsequently withdrawn), approximately 3,950 of which were asbestos property damage claims. Of the 5,300 claims, approximately 2,300 have been expunged, approximately 200 have been resolved, approximately 1,900 have been withdrawn by claimants, and the remaining approximately 900 will be addressed through the claims objection process and the dispute resolution procedures approved by the Bankruptcy Court.

Grace believes that its recorded liabilities for claims subject to the bar date represent a reasonable estimate of the ultimate allowable amount for claims that are not in dispute or have been submitted with sufficient information to both evaluate the merit and estimate the value of the claim. The asbestos-related claims are considered as part of Grace’s overall asbestos liability and are being accounted for in accordance with the conditions precedent under the Plan, as described in “Accounting Impact” below. As claims are resolved, or where better information becomes available and is evaluated, Grace will make adjustments to the liabilities recorded in its financial statements as appropriate. Any such adjustments could be material to its consolidated financial position and results of operations.

Litigation Proceedings in Bankruptcy Court — In September 2000, Grace was named in a purported class action lawsuit filed in California Superior Court for the County of San Francisco, alleging that the 1996 reorganization involving a predecessor of Grace and Fresenius AG and the 1998 reorganization involving a predecessor of Grace and Sealed Air were fraudulent transfers. The Bankruptcy Court authorized the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants to proceed with claims against Fresenius and Sealed Air and Cryovac on behalf of the Debtors’ bankruptcy estate.

On November 29, 2002, Sealed Air (and Cryovac) and Fresenius each announced that they had reached agreements in principle with such Committees to settle asbestos, successor liability and fraudulent transfer claims related to such transactions (the “litigation settlement agreements”). Under the terms of the Fresenius settlement, subject to the fulfillment of certain conditions, Fresenius would pay $115.0 million to the Debtors’ estate as directed by the Bankruptcy Court upon confirmation of the Debtors’ plan of reorganization. In July 2003, the Fresenius settlement was approved by the Bankruptcy Court. Under the terms of the Sealed Air settlement, subject to the fulfillment of certain conditions, Cryovac would make a payment of $512.5 million (plus interest at 5.5% compounded annually, commencing on December 21, 2002) and nine million shares of Sealed Air common stock (collectively valued at $1,087.7 million as of June 30, 2006), as directed by the Bankruptcy Court upon confirmation of the Debtors’ plan of reorganization. In June 2005, the Sealed Air settlement was approved by the Bankruptcy Court.

Debt Capital — All of the Debtors’ pre-petition debt is in default due to the Filing. The accompanying Consolidated Balance Sheets reflect the classification of the Debtors’ pre-petition debt within “liabilities subject to compromise.”

The Debtors have entered into a debtor-in-possession post-petition loan and security agreement with Bank of America, N.A. (the “DIP facility”) in the aggregate amount of $250 million.  The term of the DIP facility expires on April 1, 2008.

Accounting Impact — The accompanying Consolidated Financial Statements have been prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” promulgated by the American Institute of Certified Public Accountants. SOP 90-7 requires that financial statements of debtors-in-possession be prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.  However, as a result of the Filing, the realization of certain of the Debtors’ assets and the liquidation of certain of the Debtors’ liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, the ultimate plan of reorganization could materially change the amounts and classifications reported in the Consolidated Financial Statements.

Pursuant to SOP 90-7, Grace’s pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of June 30, 2006, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation, and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the litigation settlements with Sealed Air and Fresenius, as such agreements are subject to conditions which, although expected to be met, have not been satisfied and confirmed by the Bankruptcy Court. The value available under these litigation settlement agreements as measured at June 30, 2006, was $1,202.7 million comprised of $115.0 million in cash from Fresenius and $1,087.7 million in cash and stock from Cryovac. Payments under the Sealed Air settlement will be made directly to the asbestos trust by Cryovac, and will be accounted for as a satisfaction of a portion of Grace’s recorded asbestos-related liability and a credit to shareholder’s equity.

Grace’s Consolidated Balance Sheets separately identify the liabilities that are “subject to compromise” as a result of the Chapter 11 proceedings. In Grace’s case, “liabilities subject to compromise” represent pre-petition liabilities as determined under U.S. generally accepted accounting principles. Changes to the recorded amount of such liabilities will be based on developments in the Chapter 11 Cases and management’s assessment of the claim amounts that will ultimately be allowed by the Bankruptcy Court. Changes to pre-petition liabilities subsequent to the Filing Date reflect: 1) cash payments under approved court orders; 2) the terms of Grace’s proposed plan of reorganization, as discussed above, including the accrual of interest on pre-petition debt and other fixed obligations; 3) accruals for employee-related programs; and 4) changes in estimates related to other pre-petition contingent liabilities.

Components of liabilities subject to compromise are as follows:

(In millions)	June 30, 2006	December 31, 2005
Debt, pre-petition plus accrued interest	$710.3	$684.7
Asbestos-related liability	1,700.0	1,700.0
Income taxes	134.4	136.5
Environmental remediation	368.6	342.0
Postretirement benefits other than pension	92.0	101.3
Unfunded special pension arrangements	88.2	86.4
Retained obligations of divested businesses	16.9	18.1
Accounts payable	31.6	31.5
Other accrued liabilities	63.6	54.6
Total Liabilities Subject to Compromise	$3,205.6	$3,155.1

Note that the unfunded special pension arrangements reflected above exclude non-U.S. plans and qualified U.S. plans that became underfunded subsequent to the Filing. Contributions to qualified U.S. plans are subject to Bankruptcy Court approval.

Change in Liabilities Subject to Compromise

The following chart is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through June 30, 2006.

(In millions)	Cumulative Since Filing
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Settlements of noncore contingencies	(119.7)
Other court orders including employee wages and benefits, sales and use tax, and customer programs	(312.0)
Expense/(income) items:
Interest on pre-petition liabilities	238.3
Employee-related accruals	35.9
Change in estimate of asbestos-related contingencies	744.8
Change in estimate of environmental contingencies	295.6
Change in estimate of income tax contingencies	(2.8)
Balance sheet reclassifications	(25.7)
Balance, end of period	$3,205.6

Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court’s allowance of contingent or disputed claims. Beginning January 1, 2006, Grace has agreed to pay interest on pre-petition bank debt at the prime rate quoted by Bloomberg, adjusted for periodic changes, and compounded quarterly. The effective rates for the three months and six months ended June 30, 2006 were 7.90% and 7.66%, respectively.  From the Filing Date through December 31, 2005, interest expense on pre-petition bank debt was accrued at a fixed annual rate of 6.09%, compounded quarterly.

Chapter 11 Expenses

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Legal and financial advisory fees	$13.3	$6.2	$24.1	$14.0
Interest income	(1.8)	(1.6)	(3.9)	(3.4)
Chapter 11 expenses, net	$11.5	$4.6	$20.2	$10.6

Pursuant to SOP 90-7, interest income earned on the Debtors’ cash balances must be offset against Chapter 11 expenses.

Condensed Financial Information of the Debtors

W. R. Grace & Co. — Chapter 11 Filing Entities Debtor-in-Possession Statements of Operations
(In millions)

	Six Months Ended June 30,
	2006	2005
Net sales, including intercompany	$733.8	$638.3
Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	549.4	439.3
Selling, general and administrative expenses, exclusive of net pension expense and depreciation and amortization shown separately below	170.6	134.5
Research and development expenses	20.4	19.2
Depreciation and amortization	29.3	32.5
Net pension expense	23.2	26.7
Interest expense and related financing costs	35.6	27.5
Provision for environmental remediation	30.0	—
Other (income) expense	(28.5)	(48.6)
	830.0	631.1
Income (loss) before Chapter 11 expenses, income taxes, and equity in net income of non-filing entities	(96.2)	7.2
Chapter 11 expenses, net	(20.2)	(10.4)
Benefit from (provision for) income taxes	23.2	(8.7)
Income (loss) before equity in net income of non-filing entities	(93.2)	(11.9)
Equity in net income of non-filing entities	88.1	47.7
Net income (loss)	$(5.1)	$35.8

W. R. Grace & Co. —
Chapter 11 Filing Entities Debtor-in-Possession Condensed Statements of Cash Flows
(In millions)

	Six Months Ended June 30,
	2006	2005
Operating Activities
Net income (loss)	$(5.1)	$35.8
Reconciliation to net cash provided by (used for) operating activities:
Chapter 11 expenses, net	20.2	10.4
(Benefit from) provision for income taxes	(23.2)	8.7
Equity in net income of non-filing entities	(88.1)	(47.7)
Depreciation and amortization	29.3	32.5
Interest on pre-petition liabilities subject to compromise	34.7	25.4
Provision for environmental remediation	30.0	—
Other non-cash items, net	1.1	(1.9)
Contributions to defined benefit pension plans	(32.8)	(8.3)
Cash paid to settle noncore contingencies	—	(119.7)
Changes in other assets and liabilities, excluding the effect of businesses acquired/divested	(54.4)	(79.5)
Net cash provided by (used for) operating activities	(88.3)	(144.3)
Investing Activities
Capital expenditures	(40.1)	(23.7)
Loan repayments and other	46.6	64.9
Net cash provided by (used for) investing activities	6.5	41.2
Net cash provided by (used for) financing activities	(1.1)	(1.7)
Net increase (decrease) in cash and cash equivalents	(82.9)	(104.8)
Cash and cash equivalents, beginning of period	269.2	340.0
Cash and cash equivalents, end of period	$186.3	$235.2

W. R. Grace & Co. —
Chapter 11 Filing Entities Debtor-in-Possession Balance Sheets
(In millions)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$186.3	$269.2
Trade accounts receivable, net	142.4	108.0
Receivables from non-filing entities, net	68.1	62.3
Inventories	85.9	86.8
Other current assets	39.9	53.5
Total Current Assets	522.6	579.8
Properties and equipment, net	384.3	378.9
Cash value of life insurance policies, net of policy loans	86.6	84.8
Deferred income taxes	723.4	701.0
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	279.3	306.9
Investment in non-filing entities	642.4	527.9
Other assets	82.8	79.3
Total Assets	$3,221.4	$3,158.6
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities	$171.9	$187.3
Minority interest in consolidated affiliates	49.9	32.6
Other liabilities	364.4	378.9
Total Liabilities Not Subject to Compromise	586.2	598.8
Liabilities Subject to Compromise	3,205.6	3,155.1
Total Liabilities	3,791.8	3,753.9
Shareholders’ Equity (Deficit)	(570.4)	(595.3)
Total Liabilities and Shareholders’ Equity (Deficit)	$3,221.4	$3,158.6

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

Property Damage Litigation — The plaintiffs in asbestos property damage lawsuits generally seek to have the defendants pay for the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. Each property damage case is unique in that the age, type, size and use of the building, and the difficulty of asbestos abatement, if necessary, vary from structure to structure. Information regarding product identification, the amount of product in the building, the age, type, size and use of the building, the legal status of the claimant, the jurisdictional history of prior cases and the court in which the case is pending has provided meaningful guidance as to the range of potential costs.

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

Approximately 4,300 additional property damage claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Such claims were reviewed in detail by Grace, categorized into claims with sufficient information to be evaluated or claims that require additional information and, where sufficient information existed, the estimated cost of resolution was considered as part of Grace’s recorded asbestos-related liability. (Approximately 200 claims did not contain sufficient information to permit an evaluation.) Grace has objected to virtually all property damage claims on a number of different bases, including: no authorization to file a claim; the claim was previously settled or adjudicated; no or insufficient documentation; failure to identify a Grace product; the expiration of the applicable statute of limitations and/or statute of repose, and/or laches; and a defense that the product in place is not hazardous. As of July 31, 2006, following the reclassification, withdrawal or expungement of claims, approximately 850 property damage claims remain outstanding.

Eight of the ZAI cases were filed as purported class action lawsuits in 2000 and 2001. In addition, eight lawsuits were filed as purported class actions in 2004 and 2005 with respect to persons and homes in Canada. These cases seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. The plaintiffs assert that this product is in millions of homes and that the cost of removal could be several thousand dollars per home. As a result of the Filing, the eight U.S. cases have been transferred to the Bankruptcy Court.  Based on Grace’s investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that the product was and continues to be safe for its intended purpose and poses little or no threat to human health. The plaintiffs in the ZAI lawsuits (and the U.S. government in the Montana criminal proceeding described in Note 12) dispute Grace’s position on the safety of ZAI. In July 2002, the Bankruptcy Court approved special counsel to represent, at the Debtors’ expense, the ZAI claimants in a proceeding to determine certain threshold scientific issues regarding ZAI. On October 18, 2004, the Bankruptcy Court held a hearing on motions filed by the parties to address a number of important legal and factual issues regarding the ZAI claims, and has taken the motions under advisement. No decision has yet been rendered.  Grace’s recorded asbestos-related liability at June 30, 2006 assumes the risk of loss from ZAI litigation is not probable.  If Grace’s view as to risk of loss were not sustained, management believes the cost to resolve the matter would be material.

Personal Injury Litigation — Asbestos personal injury claimants allege adverse health effects from exposure to asbestos-containing products formerly manufactured by Grace. Claims are generally similar to each other, differing primarily in the type of asbestos-related illness allegedly suffered by the plaintiff. Grace’s cost to resolve such claims has been influenced by numerous variables, including the solvency of other former producers of asbestos containing products, cross-claims by co-defendants, the rate at which new claims are filed, the jurisdiction in which the claims are filed, and the defense and disposition costs associated with these claims.

Cumulatively through the Filing Date, 16,354 asbestos personal injury lawsuits involving approximately 35,720 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved) and approximately 55,489 lawsuits involving approximately 163,698 claims were disposed of (through settlements and judgments) for a total of $645.6 million.  As of the Filing Date, 129,191 claims for personal injury were pending against Grace. Grace believes that a substantial number of additional personal injury claims would have been received between the Filing Date and June 30, 2006 had such claims not been stayed by the Bankruptcy Court.

Asbestos-Related Liability — The total recorded asbestos-related liability balance as of June 30, 2006 and December 31, 2005 was $1,700.0 million and is included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheets.  Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on its proposed plan of reorganization as discussed in Note 2. The amount recorded at June 30, 2006 includes the $1,613 million maximum amount reflected as a condition precedent to the Plan and $87 million related to pre-Chapter 11 contractual settlements and judgments included in general unsecured claims.

Under the Plan, Grace is requesting that the Bankruptcy Court determine the aggregate dollar amount, on a net present value basis, that must be funded on the effective date of the Plan into an asbestos trust (established under Section 524(g) of the Bankruptcy Code) to pay all allowed pending and future asbestos-related personal injury and property damage claims (including ZAI) and related trust administration costs and expenses on the later of the effective date of the Plan or when allowed (the “Funding Amount”). It is a condition to confirmation of the Plan that the Bankruptcy Court shall conclude that the Funding Amount is not greater than $1,613 million. This amount, which should be sufficient to fund over $2 billion in pending and future claims, is based in part on Grace’s evaluation of (1) existing but unresolved personal injury and property damage claims, (2) actuarially-based estimates of future personal injury claims, (3) the risk of loss from ZAI litigation, (4) proposed claim payments reflected in the Plan, and (5) the cost of the trust administration and litigation. This amount may not be consistent with what the Bankruptcy Court may conclude would be a sufficient Funding Amount.

The Bankruptcy Court has entered separate case management orders for estimating liability for pending and future personal injury claims and pending property damage claims, excluding ZAI claims. The case management orders originally contemplated that estimation hearings would take place in September 2006.  However, the Bankruptcy Court deferred the estimation process to provide the Debtors and the other stakeholders in the Chapter 11 proceeding with an opportunity to negotiate a resolution of all or a portion of the Debtors’ asbestos-related liabilities.  The Bankruptcy Court appointed a mediator to facilitate such negotiations that ultimately were unsuccessful.  As a result, the Bankruptcy Court has resumed the estimation process.  The Debtors expect that the estimated liability will provide the basis for determining the Funding Amount to be paid into the trust on the effective date of the Plan.

For personal injury claims, the Bankruptcy Court has ordered that all claimants with claims pending as of the Filing Date must complete detailed questionnaires providing information on, among other things, their medical condition, including diagnostic support, exposure to Grace and non-Grace asbestos-containing products, employment history, and pending lawsuits against other companies.

Approximately 60,000 questionnaires were returned in response to the July 12, 2006 deadline.  From a preliminary examination, Grace believes that a substantial percentage of the submitted questionnaires provide insufficient or incomplete responses, and has requested that the Bankruptcy Court issue an order to compel the asbestos personal injury claimants to cure these deficiencies.  The Bankruptcy Court also has indicated that it will set a bar date for asbestos personal injury claims pending as of the Filing Date (other than settled but unpaid claims).

Grace expects the estimation process for personal injury claims will include the compilation of data from the questionnaires, review and analysis of such data by experts, the preparation of expert reports, including estimates of the number of personal injury claims expected to be filed in the future, and depositions of witnesses and other pretrial discovery proceedings.  Grace expects the process to conclude in a three-week trial scheduled for June 2007.

For property damage claims, the case management order provides that estimation will be preceded by litigation on certain common threshold issues affecting a substantial majority of claims. Such litigation will consist of determining, among other things, (1) whether asbestos-containing products formerly manufactured by Grace are hazardous in place, (2) the date by which building owners knew or should have known of the reported hazards of asbestos-containing materials in their buildings, which would provide the basis for a statute of limitations defense, and (3) the evidentiary admissibility of certain asbestos testing methodologies. During the period preceding the estimation hearing, Grace will also ask the Bankruptcy Court to rule on Grace’s specific objections to individual claims and groups of claims. Claims not resolved or expunged through the common issue litigation or the objection process would be the subject of an estimation hearing that Grace expects will take place during the first quarter of 2007.

The Funding Amount will be primarily a function of the number of estimated allowed property damage and personal injury claims, and the amount payable per claim. Through the estimation process, Grace will seek to demonstrate that most claims should not be allowed because they fail to establish any material property damage, health impairment or significant occupational exposure to asbestos from Grace’s operations or products. If the Bankruptcy Court agrees with Grace’s position on the number of, and the amounts to be paid in respect of, allowed personal injury and property damage claims, then Grace believes that the Funding Amount could be less than $1,613 million. However, this outcome is highly uncertain and will depend on a number of Bankruptcy Court rulings favorable to Grace’s position.

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

However, as Grace is willing to proceed with confirmation of the Plan with a Funding Amount of up to $1,613 million (assuming that other conditions precedent to confirmation of the Plan are satisfied, including the availability of the payment from Cryovac directly to the asbestos trust under the settlement agreement described in Note 2), during the fourth quarter of 2004, Grace accrued a charge of $714.8 million to increase its recorded asbestos-related liability to reflect the maximum amount allowed as a condition precedent under the Plan. This amount, plus $87.0 million for pre-Chapter 11 contractual settlements and judgments, brings the total recorded asbestos-related liability as of June 30, 2006 and December 31, 2005 to $1,700 million. Any differences between the Plan as filed and as approved for confirmation could fundamentally change the accounting measurement of Grace’s asbestos-related liability and that change could be material.

Insurance Rights — Grace previously purchased insurance policies that provide coverage for years 1962 to 1985 with respect to asbestos-related lawsuits and claims. Since 1985, insurance coverage for asbestos-related liabilities has not been commercially available to Grace.

With one exception, coverage disputes regarding Grace’s primary insurance policies have been settled, and the settlement amounts paid in full. Grace’s excess coverage is for loss above certain levels.  The levels vary from policy to policy, creating “layers” of excess coverage, some of which are triggered before others. As of June 30, 2006, after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements, there remains approximately $959 million of excess coverage from more than 54 presently solvent insurers.

Grace has entered into settlement agreements with various excess insurance carriers. These settlements involve amounts paid and to be paid to Grace. The unpaid maximum aggregate amount for settled insurers available under these settlement agreements is approximately $476 million.  With respect to asbestos-related personal injury claims, the settlement agreements generally require that the claims be spread over the claimant’s exposure period and that each insurer pay a pro rata portion of each claim based on the amount of coverage provided during each year of the total exposure period.

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

In addition to the approximately $959 million of excess coverage with solvent insurers, Grace has approximately $318 million of excess coverage with insolvent or non-paying insurance carriers. Non-paying carriers are those that, although technically solvent, are not currently meeting their obligations to pay claims. Grace has filed and continues to file claims in the insolvency proceedings of insolvent carriers. Grace is currently receiving distributions from some of these insolvent carriers and expects to receive distributions in the future. Settlement amounts are recorded as income when received.

Grace estimates that, assuming an ultimate payout of asbestos-related claims equal to the recorded liability of $1,700 million, it should be entitled to approximately $500 million, on a net present value basis, of insurance recovery.

4. Acquisitions and Joint Ventures

In June 2006, Grace acquired the custom catalyst manufacturing assets of Basell, USA, as well as Basell’s components business for cash consideration of $20.0 million.  The manufacturing assets and the results of operations of the acquired business have been included as part of the Grace Davison operating segment since the date of acquisition.

During the first six months of 2005, Grace completed two acquisitions for a total cash cost of $2.5 million as follows:

•                  In February 2005, Grace acquired certain assets of Midland Dexter Venezuela, S.A. (“Midevensa”). Midevensa supplies coatings and sealants for rigid packaging in the local and export markets of Latin America.

•                  In March 2005, Grace acquired certain assets relating to the concrete admixtures business of Perstorp Peramin AB (“Perstorp”) located in Sweden. Perstorp supplies specialty chemicals and materials to the construction industry in Sweden and other Northern European countries.

5. Other (Income) Expense

Components of other (income) expense are as follows:

Other (Income) Expense (In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income from insurance settlements	$(6.9)	$(20.3)	$(6.9)	$(20.3)
COLI income, net	(0.5)	(0.6)	(1.7)	(1.9)
Interest income	(1.6)	(0.9)	(3.0)	(1.6)
Net (gain) loss on sales of investments and disposals of assets	(4.6)	0.4	(2.8)	(0.5)
Currency translation — intercompany loan	(10.7)	16.5	(13.7)	31.4
Value of currency contracts	10.7	(16.7)	13.5	(31.2)
Other currency transaction effects	1.7	0.3	2.7	0.5
Other miscellaneous income	(2.0)	(2.6)	(3.9)	(6.4)
Total other (income) expense	$(13.9)	$(23.9)	$(15.8)	$(30.0)

6. Other Balance Sheet Accounts

(In millions)	June 30, 2006	December 31, 2005
Inventories
Raw materials	$73.2	$67.3
In process	37.8	32.8
Finished products	207.4	210.8
General merchandise	32.5	33.2
Less: Adjustment of certain inventories to a last-in/first-out (LIFO) basis	(41.6)	(65.8)
	$309.3	$278.3
Other Assets
Deferred pension costs	$115.0	$108.8
Deferred charges	11.8	20.8
Long-term receivables, less allowances of $0.8 (2005 - $0.7)	7.5	7.6
Patents, licenses and other intangible assets, net	101.6	87.6
Pension-unamortized prior service cost	12.7	12.7
Investments in unconsolidated affiliates and other	0.5	0.6
	$249.1	$238.1
Other Current Liabilities
Accrued compensation	$65.6	$70.4
Deferred tax liability	0.9	0.8
Customer volume rebates	29.4	35.4
Accrued commissions	10.5	11.1
Accrued reorganization fees	21.4	18.0
Other accrued liabilities	63.7	62.2
	$191.5	$197.9

Accrued compensation in the table above includes current amounts due through June 30, 2007 under the annual and long-term incentive programs. Other liabilities in the Consolidated Balance Sheet includes amounts expected to be paid under these programs after July 1, 2007.

7.              Life Insurance

Grace is the beneficiary of corporate-owned life insurance (“COLI”) policies on certain current and former employees with a net cash surrender value of $86.6 million and $84.8 million at June 30, 2006 and December 31, 2005, respectively. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years.

The following tables summarize activity in these policies for the six months ended June 30, 2006 and 2005, and the components of net cash value at June 30, 2006 and December 31, 2005:

Life Insurance — Activity Summary (In millions)	Six Months Ended June 30,
	2006	2005
Earnings on policy assets	$2.4	$4.1
Interest on policy loans	(0.7)	(2.2)
Policy loan repayments	—	0.6
Proceeds from termination of life insurance policies	—	(14.8)
Net investing activity	0.1	(2.4)
Change in net cash value	$1.8	$(14.7)
Tax-free proceeds received	$0.2	$2.4

Components of Net Cash Value (In millions)	June 30, 2006	December 31, 2005
Gross cash value	$111.5	$109.2
Principal — policy loans	(23.7)	(23.7)
Accrued interest — policy loans	(1.2)	(0.7)
Net cash value	$86.6	$84.8
Insurance benefits in force	$197.2	$196.3

Grace’s financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

In January 2005, Grace surrendered and terminated most of its other COLI policies and received approximately $14.8 million of net cash value from the termination.

8.              Debt

Components of Debt (In millions)	June 30, 2006	December 31, 2005
Debt payable within one year
Other short-term borrowings	$3.2	$2.3
Debt payable after one year
Other long-term borrowings	$0.4	$0.4
Debt Subject to Compromise
Bank borrowings	$500.0	$500.0
Other borrowings	14.0	14.3
Accrued interest	196.3	170.4
	$710.3	$684.7
Annualized weighted average interest rates on total debt	7.6%	6.1%

In April 2001, the Debtors entered into the DIP facility for a two-year term in the aggregate amount of $250 million. The DIP facility is secured by a priority lien on substantially all assets of the Debtors with the exclusion of foreign stock holdings, and bears interest based on the London Interbank Offered Rate (LIBOR). The Debtors have extended the term of the DIP facility through April 1, 2008. Grace had no outstanding borrowings under the DIP facility as of June 30, 2006; however, $42.1 million of standby letters of credit were issued and outstanding under the facility. The letters of credit, which reduce available funds under the facility, were issued primarily for trade-related matters such as performance bonds, and certain insurance and environmental matters.

9.              Shareholders’ Equity (Deficit)

Under its Certificate of Incorporation, the Company is authorized to issue 300,000,000 shares of common stock, $0.01 par value. Of the common stock unissued at June 30, 2006, approximately 5,253,838 shares were reserved for issuance pursuant to stock options and other stock incentives. Since the Filing Date, Grace has not granted any stock options.

For additional information, see Notes 15 and 17 to the Consolidated Financial Statements in Grace’s 2005 Form 10-K.

10.             Earnings (Loss) Per Share

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share.

Earnings (Loss) Per Share (In millions, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerators
Net income (loss)	$(5.2)	$32.7	$(5.1)	$35.8
Denominators
Weighted average common shares— basic calculation	67.9	66.9	67.5	66.8
Dilutive effect of employee stock options	—	0.3	—	0.5
Weighted average common shares—diluted calculation	67.9	67.2	67.5	67.3
Basic earnings (loss) per share	$(0.08)	$0.49	$(0.08)	$0.54
Diluted earnings (loss) per share	$(0.08)	$0.49	$(0.08)	$0.53

As a result of the net losses recorded for the three months and six months ended June 30, 2006, approximately 500,000 and 400,000, respectively, of employee compensation-related shares issuable under stock options were excluded from the diluted loss per share calculation because their effect would have been antidilutive.

11.             Comprehensive Income (Loss)

The tables below present the pre-tax, tax and after tax components of Grace’s other comprehensive income (loss) for the three months and six months ended June 30, 2006 and 2005:

Three Months Ended June 30, 2006 (In millions)	Pre-Tax Amount	Tax Expense	After- Tax Amount
Commodity hedging activities	$0.5	$(0.2)	$0.3
Foreign currency translation adjustments	13.6	—	13.6
Other comprehensive income (loss)	$14.1	$(0.2)	$13.9

Six Months Ended June 30, 2006 (In millions)	Pre-Tax Amount	Tax Benefit	After- Tax Amount
Commodity hedging activities	$(0.4)	$0.1	$(0.3)
Foreign currency translation adjustments	14.6	—	14.6
Other comprehensive income (loss)	$14.2	$0.1	$14.3

Three Months Ended June 30, 2005 (In millions)	Pre-Tax Amount	Tax Benefit	After- Tax Amount
Foreign currency translation adjustments	$(9.4)	$—	$(9.4)
Other comprehensive income (loss)	$(9.4)	$—	$(9.4)

Six Months Ended June 30, 2005 (In millions)	Pre-Tax Amount	Tax Benefit	After- Tax Amount
Foreign currency translation adjustments	$(22.4)	$—	$(22.4)
Other comprehensive income (loss)	$(22.4)	$—	$(22.4)

From time to time, Grace enters into derivatives such as forward contracts or option contracts directly with natural gas suppliers, and fixed-rate swaps with financial institutions to mitigate the risk of volatility of natural gas prices in the United States.  Under fixed-rate swaps, Grace locks in a fixed rate with a financial institution for future natural gas purchases, purchases its natural gas from a supplier at the prevailing market rate, and settles with the bank for any difference in the rates, thereby “swapping” a variable rate for a fixed rate.  During the first six months of 2006, Grace purchased forward contracts, swaps and options for a portion of its expected natural gas requirements. The outstanding swaps and options were treated as effective cash flow hedges for accounting purposes and revalued at the end of each of the first two quarters of 2006, with corresponding adjustments to other comprehensive income (loss).

The following table presents the components of Grace’s accumulated other comprehensive income (loss) at June 30, 2006 and December 31, 2005:

Components of Accumulated Other Comprehensive Income (Loss) (In millions)	June 30, 2006	December 31, 2005
Commodity hedging (net of tax)	$(0.3)	$—
Minimum pension liability (net of tax)	(362.7)	(362.7)
Foreign currency translation	(16.6)	(31.2)
Accumulated other comprehensive income (loss)	$(379.6)	$(393.9)

Grace is a global enterprise which operates in over 40 countries with local currency generally deemed to be the functional currency for accounting purposes. The foreign currency translation amount represents the adjustments necessary to translate the balance sheets valued in local currencies to the U.S. dollar as of the end of each period presented, and to translate revenues and expenses at average exchange rates for each period presented.

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

12.             Commitments and Contingent Liabilities

Asbestos-Related Litigation — See Note 3

Environmental Remediation — Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace accrues for anticipated costs associated with investigative and remediation efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. These accruals do not take into account any discounting for the time value of money.

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

At June 30, 2006, Grace’s estimated liability for environmental investigative and remediation costs totaled $368.6 million, as compared with $342.0 million at December 31, 2005. The amount is based on funding and/or remediation agreements in place and Grace’s best estimate of its cost for sites not subject to a formal remediation plan. Grace’s estimated environmental liabilities are included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheets.

For the period ended June 30, 2006, Grace recorded pre-tax charges of $30.0 million for environmental matters.  Of the pre-tax charges, $28.0 million was in connection with a cost recovery lawsuit brought by the U.S. Government and was necessary based on a recent communication from the U.S. Department of Justice delineating asserted reimbursable spending during the 2002 through 2005 period, as described below.  The remainder of the pre-tax charges were attributable to the ongoing review of recorded environmental liabilities.

Net cash expenditures charged against previously established reserves for the six months ended June 30, 2006 and 2005 were $3.4 million and $24.4 million, respectively.  The decrease in the liability in 2005 was primarily due to a settlement payment of $21.4 million related to a formerly owned site, which was approved by the Bankruptcy Court.

Vermiculite Related Matters

EPA Lawsuit — In November 1999, Region 8 of the Environmental Protection Agency (“EPA”) began an investigation into alleged excessive levels of asbestos-related disease in the Libby population related to Grace’s former mining activities in Libby, Montana. This investigation led the EPA to undertake additional investigative activity and to carry out response actions in and around Libby. On March 30, 2001, the EPA filed a lawsuit in U.S. District Court for the District of Montana, Missoula Division (United States v. W. R. Grace & Company et al.) under the Comprehensive Environmental Response, Compensation and Liability Act for the recovery of costs allegedly incurred by the United States in response to the release or threatened release of asbestos in the Libby, Montana area relating to such former mining activities. These costs include cleaning and/or demolition of contaminated buildings, excavation and removal of contaminated soil, health screening of Libby residents and former mine workers, and investigation and monitoring costs. In this action, the EPA also sought a declaration of Grace’s liability that would be binding in future actions to recover further response costs.

In December 2002, the District Court granted the United States’ motion for partial summary judgment on a number of issues that limited Grace’s ability to challenge the EPA’s response actions. In January 2003, a trial was held on the remainder of the issues, which primarily involved the reasonableness and adequacy of documentation of the EPA’s cost recovery claims through December 31, 2001. On August 28, 2003, the District Court issued a ruling in favor of the United States that requires Grace to reimburse the government for $54.5 million (plus interest) in costs expended through December 2001, and for all appropriate future costs to complete the remediation activities. The Ninth Circuit Court of Appeals upheld the District Court’s rulings.  Grace has appealed this case to the U.S. Supreme Court.

Grace’s total estimated liability for vermiculite-related remediation, including the $54.5 million mentioned above and the cost of remediation of vermiculite processing sites outside of Libby, at June 30, 2006 and December 31, 2005 was $255.4 million and $226.2 million, respectively.  The estimate at June 30, 2006 includes $118.0 million for asserted reimbursable costs covering 2002 through 2005 based on recent information received from the U.S. Government, an increase of $28.0 million over Grace’s estimate for the same period at December 31, 2005.  The current estimate does not include the cost to remediate the Grace-owned mine site at Libby, which is not currently estimable. Grace’s estimate of costs is based on U.S. Government spending data through December 31, 2005, public comments regarding the EPA’s spending plans, discussions of spending forecasts with EPA representatives, analysis of other information made available from the EPA, and evaluation of probable remediation costs at vermiculite processing sites. However, the EPA’s cost estimates have increased regularly and substantially over the course of this remediation. Consequently, as the EPA’s spending on these matters increases, Grace’s liability for remediation will increase.

Montana Criminal Proceeding — On February 7, 2005, the United States Department of Justice announced the unsealing of a grand jury indictment against Grace and seven current or former senior level employees (United States of America v. W. R. Grace & Co. et al) relating to Grace’s former vermiculite mining and processing activities in Libby, Montana.  The indictment accuses the defendants of (1) conspiracy to violate environmental laws and obstruct federal agency proceedings; (2) violations of the federal Clean Air Act; and (3) obstruction of justice. The U.S. District Court for the District of Montana has entered a scheduling order setting a trial date of September 11, 2006.  In July 2006, the Court dismissed a portion of the conspiracy count of a superseding indictment alleging conspiracy to knowingly endanger residents of the Libby area and others in violation of the Clean Air Act.

Grace purchased the Libby mine in 1963 and operated it until 1990; vermiculite processing activities continued until 1992. The grand jury charges that the conspiracy took place from 1976 to 2002.  According to the U.S. Department of Justice, Grace could be subject to fines in an amount equal to twice the after-tax profit earned from its Libby operations or twice the alleged loss suffered by victims, plus additional amounts for restitution to victims. The indictment alleges that such after tax profits were $140 million. Grace has categorically denied any criminal wrongdoing and intends to vigorously defend itself at trial.

The U.S. Bankruptcy Court previously granted Grace’s request to advance legal and defense costs to the employees, subject to a reimbursement obligation if it is later determined that the employees did not meet the standards for indemnification set forth under the appropriate state corporate law. For the six months ended June 30, 2006 and 2005, total expense for Grace and the employees was $27.2 million and $8.7 million respectively, which amounts are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

Grace is unable to assess whether the indictment, or any conviction resulting therefrom, will have a material adverse effect on the results of operations or financial condition of Grace or affect Grace’s bankruptcy proceedings. However, Grace expects legal fees for this matter could range from $10 million to $20 million per quarter through the trial.  Grace intends to expense such costs as they are incurred.

New Jersey Lawsuit — On June 1, 2005, the New Jersey Department of Environmental Protection (“DEP”) filed a lawsuit against Grace and two former employees seeking civil penalties for alleged misrepresentations and false statements made in a Preliminary Assessment/Site Investigation Report and Negative Declarations submitted by Grace to the DEP in 1995 pursuant to the New Jersey Industrial Site Recovery Act. Grace submitted the Report, which was prepared by an independent environmental consultant, in connection with the closing of Grace’s former plant in Hamilton Township, New Jersey. Grace is also aware that the State of New Jersey and U.S. Department of Justice each are conducting criminal investigations related to Grace’s former operations of such plant.

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

Non-Vermiculite Related Matters

At June 30, 2006 and December 31, 2005, Grace’s estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $113.2 million and $115.8 million, respectively. This liability relates to Grace’s current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party.  Grace’s estimated liability is based upon an evaluation of claims for which sufficient information was available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.

Tax Matters - On May 19, 2005, Grace received a revised examination report (the “1993-1996 Examination Report”) from the Internal Revenue Service (the “IRS”) for the 1993-1996 tax periods asserting, in the aggregate, approximately $77.3 million of proposed tax adjustments, plus accrued interest. The most significant issue addressed in the 1993-1996 Examination Report concerns interest deductions claimed with respect to corporate-owned life insurance (“COLI”) policies. Grace reached an agreement with the IRS with respect to all proposed tax adjustments in the Examination Report (including settlement of COLI) with the exception of approximately $7.0 million of proposed adjustments relating to research and development credits. On April 14, 2005, Grace made a $90 million payment to the IRS with respect to federal taxes and accrued interest for the 1993-1996 tax periods, consistent with the revised Examination Report. On June 17, 2005, Grace filed its protest with respect to the R&D matter with the IRS Office of Appeals.  Grace  has been engaged in negotiations with the IRS with respect to this matter during the second quarter of 2006.

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

In June 2006, Grace received revised examination reports for the 1988-1989 and 1997-2001 tax periods, collectively, the “Examination Reports” from the IRS asserting, in the aggregate, approximately $32.5 million of net additional tax plus accrued interest.  The most significant issue addressed in the Examination Reports concerns the carryback of a specified liability loss from the 1998 tax period to the 1989 taxable year.  Since Grace was in a net operating loss position for all but two of the other tax periods covered in the audit, most of the other issues addressed in the Examination Reports if determined adversely to Grace should not result in any cash tax liability but rather would impact the amount of certain tax attributes claimed by Grace in those tax periods such as losses and credits.  On May 25, 2006, Grace  filed a protest with the IRS Office of Appeals with respect to the ten year carryback issue as well as certain computational issues.

Grace’s federal tax returns covering 2002 and later years are open for future examination by the IRS. Grace believes that its recorded tax liability is adequate to cover the impact of probable tax return adjustments at June 30, 2006.

The IRS has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1998 against a Grace subsidiary that formerly operated a temporary staffing business for nurses and other health care personnel. The assessments, aggregating $61.9 million, were made in connection with a meal and incidental expense per diem plan for traveling health care personnel, which was in effect through 1999, the year in which Grace sold the business.  (The statute of limitations has expired with respect to 1999.) The IRS contends that certain per diem reimbursements should have been treated as wages subject to employment taxes and federal income tax withholding. Grace contends that its per diem and expense allowance plans were in accordance with statutory and regulatory requirements, as well as other published guidance from the IRS. Grace has a right to indemnification from its former partner in the business for approximately 36% of any tax liability (including interest thereon) for the period from July 1996 through December 1998. The matter is currently pending in the United States Court of Claims. Grace has agreed with the Department of Justice and the IRS on a settlement amount and certain other terms that would resolve the matter.  The settlement is subject to the execution of written closing agreements with the IRS and the Department of Justice, and to Bankruptcy Court approval.  Grace believes that its recorded tax liability is adequate to cover the impact of this matter at June 30, 2006.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year net operating losses (“NOL”) carried forward from prior years.  Grace’s ability to deduct NOL carryforwards could be subject to a significant limitation if it were to undergo an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, during or as a result of its Chapter 11 cases.  During the course of the bankruptcy proceeding, the Bankruptcy Court entered an order that places certain limitations on trading in Grace’s common stock or options convertible into common stock.  Pursuant to these limitations, the Company intends to object to any purchase of the Company’s stock or options that would potentially contribute to an “ownership change” for purposes of Section 382.  However, Grace can provide no assurance that these limitations will prevent an ownership change or that our ability to utilize net operating loss carryforwards may not be significantly limited as a result of Grace’s reorganization.

Purchase Commitments — Grace engages in purchase commitments to minimize the volatility of major components of direct manufacturing costs including natural gas, certain metals, asphalt, amines and other materials.  Such commitments are for quantities that Grace fully expects to use in its normal operations.

Guarantees and Indemnification Obligations  — Grace is a party to many contracts containing guarantees and indemnification obligations. These contracts primarily consist of:

•                  Contracts providing for the sale of a former business unit or product line in which Grace has agreed to indemnify the buyer against liabilities arising prior to the closing of the transaction, including environmental liabilities. These liabilities are included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheets.

•                  Guarantees of real property lease obligations of third parties, typically arising out of (a) leases entered into by former subsidiaries of Grace, or (b) the assignment or sublease of a lease by Grace to a third party. These obligations are included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheets.

•                  Licenses of intellectual property by Grace to third parties in which Grace has agreed to indemnify the licensee against third party infringement claims.

•                  Contracts entered into with third party consultants, independent contractors, and other service providers in which Grace has agreed to indemnify such parties against certain liabilities in connection with their performance. Based on historical experience and the likelihood that such parties will ever make a claim against Grace, such indemnification obligations are immaterial.

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

Financial Assurances — Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters.  At June 30, 2006, Grace had gross financial assurances issued and outstanding of $267.4 million, comprised of $135.0 million of surety bonds issued by various insurance companies, and $132.4 million of standby letters of credit and other financial assurances issued by various banks. As discussed in Note 8, $42.1 million of these financial assurances have been issued under the DIP facility.

Accounting for Contingencies — Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. generally accepted accounting principles. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace’s Chapter 11 proceedings. Accruals recorded for such contingencies have been included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at June 30, 2006.

13.             Pension Plans and Other Postretirement Benefit Plans

Pension Plans — Grace maintains defined benefit pension plans covering employees of certain units who meet age and service requirements. Benefits are generally based on final average salary and years of service. Grace funds its U.S. qualified pension plans (“U.S. qualified pension plans”) in accordance with U.S. federal laws and regulations. Non-U.S. pension plans (“non-U.S. pension plans”) are funded under a variety of methods, as required under local laws and customs.

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

At the December 31, 2005 measurement date for Grace’s defined benefit pension plans (the “Plans”), the accumulated benefit obligation (“ABO”) was approximately $1,386 million as measured under U.S. generally accepted accounting principles. At June 30, 2006, Grace’s recorded pension liability for underfunded plans was $533.7 million ($445.5 million included in liabilities not subject to compromise and $88.2 million related to supplemental pension benefits, included in “liabilities subject to compromise”). The recorded liability reflects 1) the shortfall between dedicated assets and the ABO of underfunded plans ($310.3 million); and 2) the ABO of pay-as-you-go plans ($223.4 million).

Postretirement Benefits Other Than Pensions — Grace provides postretirement health care and life insurance benefits (referred to as other post-employment benefits or “OPEB”) for retired employees of certain U.S. business units and certain divested units.  The postretirement medical plan provides various levels of benefits to employees hired before 1991 and who retire from Grace after age 55 with at least 10 years of service.  These plans are unfunded and Grace pays a portion of the costs of benefits under these plans as they are incurred. Grace applies SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” which requires that the future costs of postretirement health care and life insurance benefits be accrued over the employees’ years of service.

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

The components of net periodic benefit cost (income) for the three months and six months ended June 30, 2006 and 2005 are as follows:

Components of Net Periodic Benefit Cost (Income) (In millions)	Three Months Ended June 30,
	2006			2005
	Pension			Pension
	U.S.	Non-U.S.	OPEB	U.S.	Non-U.S.	OPEB
Service cost	$3.8	$2.1	$0.1	$4.0	$1.9	$0.2
Interest cost	14.6	4.3	0.9	14.6	4.3	1.2
Expected return on plan assets	(12.6)	(4.5)	—	(12.8)	(3.9)	—
Amortization of prior service cost	0.6	0.2	(2.0)	1.3	0.2	(3.2)
Amortization of unrecognized actuarial loss	6.2	2.1	(0.2)	6.3	1.9	0.4
Net curtailment and settlement loss	—	—	—	0.1	1.6	—
Net periodic benefit cost (income)	$12.6	$4.2	$(1.2)	$13.5	$6.0	$(1.4)

Components of Net Periodic Benefit Cost (Income) (In millions)	Six Months Ended June 30,
	2006			2005
	Pension			Pension
	U.S.	Non-U.S.	OPEB	U.S.	Non-U.S.	OPEB
Service cost	$8.1	$4.1	$0.2	$8.2	$3.8	$0.4
Interest cost	29.1	8.5	2.0	29.0	8.7	2.4
Expected return on plan assets	(26.5)	(8.8)	—	(25.6)	(7.9)	—
Amortization of prior service cost	1.2	0.3	(5.2)	2.6	0.4	(6.4)
Amortization of unrecognized actuarial loss	11.5	4.1	0.2	11.4	3.8	0.8
Net curtailment and settlement loss	—	—	—	1.1	1.6	—
Net periodic benefit cost (income)	$23.4	$8.2	$(2.8)	$26.7	$10.4	$(2.8)

Plan Contributions and Funding — Subject to the approval of the Bankruptcy Court, Grace intends to satisfy its obligations under the Plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974.  On June 16, 2006, Grace obtained Bankruptcy Court approval to fund minimum required payments of approximately $106 million for the period from July 2006 through January 2007.  In that regard, Grace contributed approximately $20 million in July 2006 to the trusts that hold assets of the Plans.  However, there can be no assurance that the Bankruptcy Court will continue to approve arrangements to satisfy the funding needs of the Plans. Contributions to non-U.S. plans are not subject to Bankruptcy Court approval and Grace intends to fund such plans based on actuarial and trustee recommendations.

Grace plans to pay benefits as they become due under virtually all pay-as-you-go plans and to maintain compliance with federal funding laws for its U.S. qualified pension plans.

14.             Operating Segment Information

Grace is a global producer of specialty chemicals and materials. It generates revenues from two operating segments: Grace Davison, which includes silica- and alumina-based catalysts and materials used in a wide range of industrial applications; and Grace Performance Chemicals, which includes specialty chemicals and materials used in commercial and residential construction and in rigid food and beverage packaging. Intersegment sales, eliminated in consolidation, are not material.  The table below presents information related to Grace’s operating segments for the three months and six months ended June 30, 2006 and 2005, respectively. Only those corporate expenses directly related to the operating segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

Operating Segment Data (In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Sales
Grace Davison	$380.3	$358.9	$736.7	$693.6
Grace Performance Chemicals	348.8	317.6	651.0	586.1
Total	$729.1	$676.5	$1,387.7	$1,279.7
Pre-tax Operating Income
Grace Davison	$46.3	$43.1	$82.3	$80.8
Grace Performance Chemicals	53.1	45.7	87.3	73.0
Corporate costs	(28.7)	(32.2)	(51.1)	(57.5)
Total	$70.7	$56.6	$118.5	$96.3

Corporate costs include expenses of corporate headquarters functions incurred in support of core operations, such as corporate financial and legal services, human resources management, communications and regulatory affairs. Corporate costs also include certain pension and postretirement benefits, including the amortization of deferred costs that are considered a core operating expense but not allocated to operating segments.

The following table presents information related to the geographic areas in which Grace operated for the three months and six months ended June 30, 2006 and 2005, respectively.

Geographic Area Data (In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Sales
United States	$267.5	$249.0	$506.8	$475.9
Canada and Puerto Rico	25.5	31.9	66.1	65.2
Total North America	$293.0	$280.9	$572.9	$541.1
Germany	35.1	30.0	65.4	58.5
Europe, other than Germany	233.9	214.7	450.6	407.4
Total Europe	$269.0	$244.7	$516.0	$465.9
Asia Pacific	128.4	117.6	226.7	205.7
Latin America	38.7	33.3	72.1	67.0
Total	$729.1	$676.5	$1,387.7	$1,279.7

The pre-tax operating income for Grace’s operating segments for the three months and six months ended June 30, 2006 and 2005, respectively, is reconciled below to income (loss) before Chapter 11 expenses, income taxes, and minority interest presented in the accompanying Consolidated Statements of Operations.

Reconciliation of Operating Segment Data to Financial Statements (In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Pre-tax operating income — core operations	$70.7	$56.6	$118.5	$96.3
Minority interest	11.5	7.5	18.3	11.0
Net gain (loss) on sales of investments and disposals of assets	4.6	(0.4)	2.8	0.5
Provision for environmental remediation	(30.0)	—	(30.0)	—
Interest expense and related financing costs	(19.9)	(13.3)	(35.7)	(27.9)
Other, net	(15.8)	14.4	(32.7)	6.1
Income (loss) before Chapter 11 expenses, income taxes, and minority interest	$21.1	$64.8	$41.2	$86.0

Minority interest primarily pertains to Advanced Refining Technologies LLC (“ART”), a joint venture between Grace and Chevron Products Company where Grace has a 55% economic interest.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Summary for June 30, 2006

Following is a summary analysis of key financial measures of our performance for the three months and six months ended June 30, 2006 compared with the prior year periods.

•                     Sales increased 7.8% and 8.4% for the three months and six months ended June 30, 2006, respectively, primarily as a result of higher sales volume in all geographic regions, improved product mix, and selling price increases in response to cost inflation.

•                     Net results for each period has been primarily affected by: 1) the results of our businesses – which is categorized as “core operations”; and 2) the impact of legal contingencies and other nonoperating liabilities – which is categorized as “noncore activities”.

•                     Net loss was $5.2 million for the three months ended June 30, 2006, compared with net income of $32.7 million for the three months ended June 30, 2005.  Net loss was $5.1 million for the six months ended June 30, 2006, compared with net income of $35.8 for the six months ended June 30, 2005.  The second quarter and year-to-date net loss is attributable to a $30.0 million increase in the estimated liability for environmental remediation, principally related to the former vermiculite mining operation in Montana, and to $24.3 million ($53.1 million for the six months ended June 30, 2006) of expense for Chapter 11, litigation and other matters not related to core operations.

•                     Pre-tax income from core operations increased 24.9% and 23.1% for the three months and six months ended June 30, 2006, respectively, primarily attributable to higher sales volume in all geographic regions and higher selling prices to partially offset cost inflation, and from lower overall pension costs.

•                     Pre-tax operating income of our Grace Performance Chemicals operating segment increased 16.2% and 19.6% for the three months and six months ended June 30, 2006, respectively, attributable principally to higher sales of commercial construction products.

•                     Pre-tax operating income of our Grace Davison operating segment increased 7.4% and 1.9% for the three months and six months ended June 30, 2006, respectively, attributable primarily to higher sales of specialty materials and catalysts used in refining, chemical, and industrial applications.

•                     Operating cash flow for the six months ended June 30, 2006 was $11.1 million compared with a negative $74.6 million for the prior year period. The higher cash flow is attributable to improved operating results in 2006 and the non-recurrence of $119.7 million paid to settle tax and environmental contingencies in the prior year period.

•                     Pre-tax loss from noncore activities was $42.8 million in the second quarter of 2006 compared with pre-tax income of $13.1 million in the prior year quarter.  The pre-tax loss from noncore activities was $62.9 million year-to-date in 2006 compared with pre-tax income of $5.0 million in the prior year period.  The second quarter and year-to-date changes are principally due to revised estimates of environmental remediation costs of $30.0 million, and higher legal defense costs of $18.5 million, both related to issues arising from Grace’s former vermiculite mining operations in Montana.  Pre-tax income from noncore activities in the prior year periods is primarily attributable to gains recorded from insurance recoveries on pre-Chapter 11 environmental and asbestos-related costs.

We are attempting to resolve noncore liabilities and contingencies through our Chapter 11 proceeding. Our noncore liabilities include asbestos-related litigation, environmental remediation, tax disputes and business litigation. Our operating statements include periodic adjustments to account for changes in estimates of such liabilities and developments in our Chapter 11 proceeding. These liabilities and contingencies may result in continued volatility in net results in the future.

Description of Core Business

We are engaged in specialty chemicals and specialty materials businesses on a worldwide basis through our two operating segments:

Grace Davison includes:

•                     Catalysts and chemical additives used by petroleum refiners, including fluid catalytic cracking, or FCC, catalysts, that help to “crack” the hydrocarbon chain in distilled crude oil to produce transportation fuels, such as gasoline and diesel fuels, and other petroleum-based products, and FCC additives used to reduce sulfur in gasoline, maximize propylene production from refinery FCC units, and reduce emissions of sulfur oxides, nitrogen oxides and carbon monoxide from refinery FCC units;

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

•                     Silica-based and silica-alumina-based engineered materials used in:

•                    industrial markets, such as coatings, plastics and rubber, precision investment casting, refractory, insulating glass windows, desiccants, and gas and liquids purification;

•                    consumer applications, such as food products, toothpaste, pharmaceutical and personal care products, and the processing of edible oils and beverages;

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

The table below shows the sales in each of our operating segments, and domestic and international sales, as a percentage of our total sales.

Percentage of Total Grace Sales	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Grace Davison	52.2%	53.0%	53.1%	54.2%
Grace Performance Chemicals	47.8%	47.0%	46.9%	45.8%
Total	100.0%	100.0%	100.0%	100.0%
Grace U.S.	36.7%	36.8%	36.5%	37.2%
Grace non-U.S.	63.3%	63.2%	63.5%	62.8%
Total	100.0%	100.0%	100.0%	100.0%

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

On January 13, 2005, we filed an amended plan of reorganization and related documents with the bankruptcy court. The plan of reorganization is supported by committees representing general unsecured creditors and equity holders, but is not supported by committees representing asbestos personal injury claimants and asbestos property damage claimants. Under the terms of the plan of reorganization, a trust would be established to which all pending and future asbestos-related claims would be channeled for resolution. The plan of reorganization can become effective only after a vote of eligible creditors and with the approval of the bankruptcy court and the U.S. District Court for the District of Delaware. See “Plan of Reorganization” below for more information.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that we make estimates and assumptions affecting the assets and liabilities reported at the date of the Consolidated Financial Statements, and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates. Changes in estimates are recorded in the period identified. Accounting measurements that are most affected by our estimates of future events and are deemed to be critical accounting estimates by our management are:

•                     Contingent liabilities which depend on an assessment of the probability of loss and an estimate of ultimate resolution cost, such as asbestos-related matters (see Notes 2 and 3 to the Consolidated Financial Statements), environmental remediation (see Note 12 to the Consolidated Financial Statements), income taxes (see Note 12 to the Consolidated Financial Statements), and litigation (see Note 12 to the Consolidated Financial Statements);

•                     Pension and postretirement liabilities that depend on assumptions regarding discount rates and total returns on invested funds (see Note 13 to the Consolidated Financial Statements);

•                     Liabilities for employee incentive compensation and customer rebates that depend on estimates of future sales or earnings;

•                     Depreciation and amortization periods for long-lived assets, including property and equipment, intangible, and other assets that depend on utilization assessments, future product and production plans and expected sales and cash flows; and

•                     Realization values of various assets such as net deferred tax assets, trade receivables, inventories, insurance receivables, properties and equipment, and goodwill which depend on assessments of credit and other business risks, and projections of future income and cash flows.

The accuracy of these and other estimates may also be materially affected by the uncertainties arising under our Chapter 11 proceeding.

Summary Financial Information and Metrics

Set forth on the next page is a chart that lists our key operating statistics, and dollar and percentage changes for the three months and six months ended June 30, 2006 and 2005. Please refer to this chart when reading management’s discussion and analysis of financial condition and results of operations.

	Three Months Ended June 30,				Six Months Ended June 30,
Analysis of Continuing Operations (In millions)	2006	2005	$ Change Fav (Unfav)	% Change Fav (Unfav)	2006	2005	$ Change Fav (Unfav)	% Change Fav (Unfav)
Net sales:
Grace Davison	$380.3	$358.9	$21.4	6.0%	$736.7	$693.6	$43.1	6.2%
Grace Performance Chemicals	348.8	317.6	31.2	9.8%	651.0	586.1	64.9	11.1%
Total Grace net sales	$729.1	$676.5	$52.6	7.8%	$1,387.7	$1,279.7	$108.0	8.4%
Pre-tax operating income:
Grace Davison (1)	$46.3	$43.1	$3.2	7.4%	$82.3	$80.8	$1.5	1.9%
Grace Performance Chemicals	53.1	45.7	7.4	16.2%	87.3	73.0	14.3	19.6%
Corporate costs:
Support functions	(11.3)	(9.7)	(1.6)	(16.5%)	(22.0)	(19.2)	(2.8)	(14.6%)
Pension, performance-related compensation, and other	(17.4)	(22.5)	5.1	22.7%	(29.1)	(38.3)	9.2	24.0%
Total Corporate costs	(28.7)	(32.2)	3.5	10.9%	(51.1)	(57.5)	6.4	11.1%
Pre-tax income from core operations	70.7	56.6	14.1	24.9%	118.5	96.3	22.2	23.1%
Pre-tax income (loss) from noncore activities	(42.8)	13.1	(55.9)	NM	(62.9)	5.0	(67.9)	NM
Interest expense	(19.9)	(13.3)	(6.6)	(49.6%)	(35.7)	(27.9)	(7.8)	(28.0%)
Interest income	1.6	0.9	0.7	77.8%	3.0	1.6	1.4	87.5%
Income (loss) before Chapter 11 expenses and income taxes	9.6	57.3	(47.7)	(83.2%)	22.9	75.0	(52.1)	(69.5%)
Chapter 11 expenses, net	(11.5)	(4.6)	(6.9)	(150.0%)	(20.2)	(10.6)	(9.6)	(90.6%)
Benefit from (provision for) income taxes	(3.3)	(20.0)	16.7	83.5%	(7.8)	(28.6)	20.8	72.7%
Net income (loss)	$(5.2)	$32.7	$(37.9)	(115.9%)	$(5.1)	$35.8	$(40.9)	(114.2%)
Key Financial Measures:
Pre-tax income from core operations as a percentage of sales:
Grace Davison	12.2%	12.0%	NM	0.2 pts	11.2%	11.6%	NM	(0.4) pts
Grace Performance Chemicals	15.2%	14.4%	NM	0.8 pts	13.4%	12.5%	NM	0.9 pts
Total Core Operations	9.7%	8.4%	NM	1.3 pts	8.5%	7.5%	NM	1.0 pts
Total Core Operations adjusted for profit sharing of joint ventures (2)	11.3%	9.5%	NM	1.8 pts	9.9%	8.4%	NM	1.5 pts
Pre-tax income from core operations before depreciation and amortization	$99.1	$86.8	$12.3	14.2%	$175.0	$157.0	$18.0	11.5%
As a percentage of sales	13.6%	12.8%	NM	0.8 pts	12.6%	12.3%	NM	0.3 pts
Depreciation and amortization	$28.4	$30.2	$1.8	6.0%	$56.5	$60.7	$4.2	6.9%
Gross profit percentage (sales less cost of goods sold as a percent of sales) (3):
Grace Davison	30.7%	30.1%	NM	0.6 pts	29.5%	30.3%	NM	(0.8) pts
Grace Performance Chemicals	35.4%	34.6%	NM	0.8 pts	34.5%	33.9%	NM	0.6 pts
Total Grace	32.8%	31.9%	NM	0.9 pts	31.7%	31.6%	NM	0.1 pts
Net Consolidated Sales by Region:
North America	$293.0	$280.9	$12.1	4.3%	$572.9	$541.1	$31.8	5.9%
Europe	269.0	244.7	24.3	9.9%	516.0	465.9	50.1	10.8%
Asia Pacific	128.4	117.6	10.8	9.2%	226.7	205.7	21.0	10.2%
Latin America	38.7	33.3	5.4	16.2%	72.1	67.0	5.1	7.6%
Total	$729.1	$676.5	$52.6	7.8%	$1,387.7	$1,279.7	$108.0	8.4%

NM = Not meaningful

(1)             Grace Davison pre-tax operating income includes minority interest related to the Advanced Refining Technologies joint venture.

(2)             Reflects the add-back of minority interests in consolidated subsidiaries.

(3)             Includes depreciation and amortization related to manufacturing of products.

In the above chart, as well as in the financial information presented throughout this discussion, we present our financial results in the same manner as results are reviewed internally.  We break out our results of operations by operating segment and between “core operations” and “noncore activities.” Core operations comprise the financial results of Grace Davison, Grace Performance Chemicals, and the costs of corporate activities that directly or indirectly support our business operations. In contrast, noncore activities comprise all other events and transactions not directly related to the generation of operating revenue or the support of our core operations and generally relate to our former operations and products. See “Pretax Income (Loss) from Noncore Activities” for more information about noncore activities. We use pre-tax income from core operations as the performance factor in determining certain incentive compensation and as the profitability factor in all significant business decisions.

Pre-tax income from core operations, pre-tax income (loss) from noncore activities, pre-tax income from core operations as a percentage of sales, and pre-tax income from core operations before depreciation and amortization do not purport to represent income or cash flow measures as defined under generally accepted accounting principles, and you should not consider them an alternative to such measures as an indicator of our performance. We provide these measures so you can distinguish the operating results of our current business base from the income and expenses of our past businesses, discontinued products, and corporate legacies, including the effect of our Chapter 11 proceedings, and to ensure that you understand the key data that management uses to evaluate our results of operations.

Grace Overview

The following is an overview of our financial performance for the three months and six months ended June 30, 2006 compared with the prior year periods.

Net Sales — The following tables identify the period-over-period increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation.

Net Sales Variance Analysis	Three Months Ended June 30, 2006 as a Percentage Increase (Decrease) from Three Months Ended June 30, 2005
	Volume	Price/Mix	Currency Translation	Total
Grace Davison	1.3%	5.7%	(1.0%)	6.0%
Grace Performance Chemicals	6.5%	3.7%	(0.4%)	9.8%
Net sales	3.7%	4.8%	(0.7%)	7.8%
By Region:
North America	(3.3%)	7.2%	0.4%	4.3%
Europe	9.4%	3.1%	(2.6%)	9.9%
Asia Pacific	7.7%	1.6%	(0.1%)	9.2%
Latin America	15.3%	(1.2%)	2.1%	16.2%

Sales for the three months ended June 30, 2006 were favorably impacted by higher volume (including acquisitions), product mix, and selling price increases in response to cost inflation. Acquisitions contributed $1.8 million or 0.3 percentage points of the sales growth.

Net Sales Variance Analysis	Six Months Ended June 30, 2006 as a Percentage Increase (Decrease) from Six Months Ended June 30, 2005
	Volume	Price/Mix	Currency Translation	Total
Grace Davison	3.4%	5.1%	(2.3%)	6.2%
Grace Performance Chemicals	8.4%	4.3%	(1.6%)	11.1%
Net sales	5.7%	4.7%	(2.0%)	8.4%
By Region:
North America	0.3%	5.3%	0.3%	5.9%
Europe	12.1%	4.6%	(5.9%)	10.8%
Asia Pacific	8.6%	2.2%	(0.6%)	10.2%
Latin America	4.0%	0.9%	2.7%	7.6%

Sales for the six months ended June 30, 2006 were favorably impacted by higher volume (including acquisitions), product mix, and selling price increases in response to cost inflation. Acquisitions contributed $2.7 million or 0.2 percentage points of the sales growth.

Pre-tax Income from Core Operations — Operating profit for the three months and six months ended June 30, 2006 improved due to sales volume growth and selling price increases, partially offset by raw material cost inflation.

Corporate costs include corporate functional costs (such as financial and legal services, human resources, communications and information technology), the cost of corporate governance (including directors and officers liability insurance) and pension costs related to both corporate employees and to the effects of changes in assets and liabilities for all of our pension plans.  Corporate costs for the three months and six months ended June 30, 2006 decreased compared with the prior year periods primarily due to lower pension expense from the effect of contributions made to defined benefit pension plans in recent years.

We value our U.S. inventories under the last-in/first- out method, or LIFO, and our non-U.S. inventories under the first-in/first-out, or FIFO, method. LIFO was selected in 1974 for U.S. financial reporting and tax purposes because it generally results in a better matching of current revenue with current costs during periods of inflation. We have not elected LIFO for our non-U.S. inventories due to statutory restrictions. However, if we valued our U.S. inventories using the FIFO method, consistent with our non-U.S. subsidiaries, our pre-tax income from core operations would have been approximately 17% lower for the six months ended June 30, 2006 and 1% lower for the six months ended June 30, 2005 (6% higher for all of 2005). The significant change in inventory valuations between FIFO and LIFO relate primarily to the price volatility, over the past several quarters, of commodity metals and natural gas used in our Davison products and production processes.  We attempt to mitigate the price volatility through hedging techniques such as layering our needed supply under fixed delivery contracts, entering into commodity option and swap contracts with suppliers and financial institutions, and by negotiating sales contracts that permit the partial pass-through of market prices for these volatile commodity items.

Pre-tax Income (Loss) from Noncore Activities — Pre-tax income (loss) from noncore activities reflects financial matters unrelated to our core operating units.  This category of costs and income is expected to be volatile as potentially material items are addressed through our Chapter 11 proceedings and/or as the financial implications of our legal contingencies become apparent. Some noncore activities are shown as separate items in the Consolidated Statements of Operations.  Those not separately listed are primarily included in selling, general and administrative expenses and in other (income) expense. The following table shows the components of noncore activities:

Pre-tax Income (Loss) from Noncore Activities (In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Provision for environmental remediation — vermiculite	$(29.4)	$—	$(29.4)	$—
Provision for environmental remediation — other sites	(0.6)	—	(0.6)	—
Insurance settlements — environmental and asbestos-related	6.9	20.3	6.9	20.3
Asbestos administration	(2.5)	(1.9)	(5.4)	(4.2)
COLI income, net	0.5	0.6	1.7	1.9
D&O insurance cost — portion related to Chapter 11	(1.5)	(1.5)	(3.0)	(3.0)
Pension and postretirement benefit costs — divested businesses	(2.2)	(1.3)	(4.1)	(2.6)
Translation effects - intercompany loan	10.7	(16.5)	13.7	(31.4)
Value of currency contracts	(10.7)	16.7	(13.5)	31.2
Net gain on sale of real estate	5.0	—	5.0	—
Stock appreciation rights	0.6	—	(2.0)	—
Legal defense costs	(17.6)	(3.2)	(27.9)	(9.2)
Other	(2.0)	(0.1)	(4.3)	2.0
Total	$(42.8)	$13.1	$(62.9)	$5.0

Changes to pre-tax income (loss) from noncore activities were attributable primarily to: (1) increases in legal defense costs of $14.4 million and $18.7 million for the three months and six months ended June 30, 2006, respectively, compared to the prior year periods, primarily related to the Montana legal proceeding (see Note 12 to the Consolidated Financial Statements for more information), (2) a $30.0 million increase in estimated costs in the 2006 periods for environmental remediation primarily in Montana (see Note 12 to the Consolidated Financial Statements for more information), and (3) $20.3 million received from insurance carriers in the 2005 periods with respect to coverage for past environmental remediation costs and asbestos-related liability under liquidation arrangements or dispute settlements, as compared with $6.9 million in the 2006 periods.

In March 2004, we began accounting for currency fluctuations on a €293 million intercompany loan between our subsidiaries in the United States and Germany as a component of operating results instead of as a component of other comprehensive income. This change was prompted by our analysis of new tax laws in Germany and our cash flow planning in connection with our Chapter 11 reorganization, which together indicated that we should no longer consider this loan as part of our permanent capital structure in Germany. In May 2004, we entered into a series of foreign currency forward contracts with a U.S. bank to mitigate future currency fluctuations on the remaining loan balance. Contract amounts of €200.7 million were extended in June 2005 and have varying rates that coincide with loan repayments due periodically through December 2008.  As part of the contract extension, we were required to pay a settlement premium of $9.3 million to the bank.  We expect to recover this settlement premium over time as the contracts are settled at rates greater than the initial rates in the May 2004 foreign currency forward contracts.  For the six months ended June 30, 2006, €29.3 million of loan principal was repaid. For the three months and six months ended June 30, 2006, respectively, $10.7 million and $13.5 million of contract losses were recognized, offset by foreign currency gains of $10.7 million and $13.7 million.  For the three months and six months ended June 30, 2005, respectively, $16.7 million and $31.2 million of contract gains were recognized, offset by foreign currency losses of $16.5 million and $31.4 million.

Chapter 11 Expenses — Although we are unable to measure precisely the impact of the Chapter 11 proceedings on our overall financial performance, we incur certain added costs that are directly attributable to operating in Chapter 11. Net Chapter 11 expenses consist primarily of legal, financial and consulting fees that we, and the three creditors’ committees, incur. They fluctuate with the activity in our Chapter 11 proceedings.

Our pre-tax income from core operations included expenses for Chapter 11 related compensation charges of $6.2 million and $6.5 million for the three months ended June 30, 2006 and 2005, respectively, and $9.4 million and $9.4 million for the six months ended June 30, 2006 and 2005, respectively. Poor performance of Grace common stock in the period leading up to and after the Chapter 11 filing diminished the value of our stock option program as an incentive compensation tool for current and prospective employees, which caused us to change our long-term incentive compensation from an equity-based to a cash-based program.

We incur numerous other indirect costs to manage the Chapter 11 proceedings such as: management time devoted to Chapter 11 matters; added cost of debt capital; added costs of general business insurance, including D&O liability insurance premiums; and lost business and acquisition opportunities due to the complexities and restrictions of operating under Chapter 11.

Interest Expense — Net interest expense is higher for the three months and six months ended June 30, 2006 compared with the prior year periods due to a higher rate of interest to which general unsecured creditors would be entitled under the plan of reorganization. The plan of reorganization states that each holder of an allowed general unsecured claim shall be paid in full, plus post-petition interest. Post-petition interest shall accrue through the date of payment as follows:

•                  For the holders of pre-petition bank credit facilities, at a rate of 6.09% per annum, compounded quarterly from April 2, 2001, the Chapter 11 filing date, through December 31, 2005 and, beginning January 1, 2006, at the floating prime rate as quoted by Bloomberg, adjusted for periodic changes, and compounded quarterly.  The effective rates were 7.90% and 7.66% for the three months and six months ended June 30, 2006, respectively.

•                  For the holders of claims who, but for the Chapter 11 filing, would be entitled under a contract or otherwise to accrue or be paid interest on such claim in a non-default (or non-overdue payment) situation under applicable non-bankruptcy law, the rate provided in the contract between the Grace entity and the claimant or such rate as may otherwise apply under applicable non-bankruptcy law.

•                  For all other holders of allowed general unsecured claims, at a rate of 4.19% per annum, compounded annually.

Such interest, which under the plan of reorganization is payable 85% in cash and 15% in Grace common stock, will not be paid until the plan of reorganization is confirmed and funded.

Income Taxes — Income tax benefit (provision) at the federal corporate rate of 35% for the three months and six months ended June 30, 2006 was $0.7 million and $(0.9) million, respectively, and for the corresponding prior year periods was $(18.4) million and $(22.5) million, respectively.   The primary differences between these amounts and the overall provision for income taxes is due to interest on tax contingencies and the non-deductibility of certain Chapter 11 expenses.

Operating Segment Overview

The following is an overview of financial measures of the performance of our operating segments for the three months and six months ended June 30, 2006, as compared with the prior year periods.

Grace Davison

Three Months Ended June 30, 2006

	Three Months Ended June 30,
Net Sales by Region (In millions)	2006	2005	$ Change Fav (Unfav)	% Change Fav (Unfav)
North America	$129.8	$127.6	$2.2	1.7%
Europe	153.4	143.0	10.4	7.3%
Asia Pacific	81.8	74.7	7.1	9.5%
Latin America	15.3	13.6	1.7	12.5%
Total Grace Davison	$380.3	$358.9	$21.4	6.0%

Sales

The key factors contributing to Grace Davison’s sales increase were:

•                  Selling price increases to partially offset natural gas and raw material cost inflation;

•                  Continued strong demand for catalysts used to upgrade heavy crude oil; and

•                  Higher volume of materials used in industrial and chemical applications from stronger economic activity, and of materials used in pharmaceutical applications.

Sales were up in all regions and major product lines due to strong demand from high levels of economic activity.

Pre-tax Operating Income and Margin

The increase in Grace Davison’s 2006 pretax operating income compared with 2005, was attributable to higher volume of industrial-use materials, particularly in Europe, lower operating expenses and a better product mix. We report 100% of sales for the Advanced Refining Technologies LLC joint venture, but only account for 55% of the income in our measure of operating performance.

Six Months Ended June 30, 2006

	Six Months Ended June 30,
Net Sales by Region (In millions)	2006	2005	$ Change Fav (Unfav)	% Change Fav (Unfav)
North America	$262.5	$257.6	$4.9	1.9%
Europe	307.8	280.4	27.4	9.8%
Asia Pacific	139.9	125.0	14.9	11.9%
Latin America	26.5	30.6	(4.1)	(13.4%)
Total Grace Davison	$736.7	$693.6	$43.1	6.2%

Sales

Sales increases for the six months ended June 30, 2006 reflected similar economic conditions and cost factors as those experienced in the three months ended June 30, 2006, with the exception of sales in North America.  Sales in this region were negatively affected during the quarter ended March 31, 2006 by continued shutdowns of several petroleum refineries from last year’s hurricanes and for preventive maintenance at customer sites.

Sales increases were partially offset by unfavorable currency translation, which lowered the increase by 2.3 percentage points.

Pre-tax Operating Income and Margin

The increase in operating income for the six months ended June 30, 2006 was a result of similar economic conditions and cost factors as those experienced in the three months ended June 30, 2006.

Grace Performance Chemicals

Three Months Ended June 30, 2006

	Three Months Ended June 30,
Net Sales by Region (In millions)	2006	2005	$ Change Fav (Unfav)	% Change Fav (Unfav)
North America	$163.2	$153.3	$9.9	6.5%
Europe	115.6	101.7	13.9	13.7%
Asia Pacific	46.6	42.9	3.7	8.6%
Latin America	23.4	19.7	3.7	18.8%
Total Grace Performance Chemicals	$348.8	$317.6	$31.2	9.8%

Sales

The key factors contributing to the increase in sales from our Grace Performance Chemicals operating segment were:

•                  Strong commercial construction activity in the United States, which more than offset softness in new residential construction;

•                  Improved construction activity and product acceptance in Europe; and

•                  Higher selling prices in response to increases in raw material costs.

Sales growth was strong in all regions, reflecting geographic expansion and other growth initiatives.

Pre-tax Operating Income and Margin

The increase in Grace Performance Chemicals’ 2006 operating income compared with 2005, was primarily a result of sales volume growth in all geographic regions and selling price increases, partially offset by raw material cost inflation.

Six Months Ended June 30, 2006

	Six Months Ended June 30,
Net Sales by Region (In millions)	2006	2005	$ Change Fav (Unfav)	% Change Fav (Unfav)
North America	$310.4	$283.5	$26.9	9.5%
Europe	208.2	185.5	22.7	12.2%
Asia Pacific	86.8	80.7	6.1	7.6%
Latin America	45.6	36.4	9.2	25.3%
Total Grace Performance Chemicals	$651.0	$586.1	$64.9	11.1%

Sales

Sales increases for the six months ended June 30, 2006 reflected similar economic conditions and cost factors as those experienced in the three months ended June 30, 2006.

Pre-tax Operating Income and Margin

The increase in operating income for the six months ended June 30, 2006 was a result of similar economic conditions and cost factors as those experienced in the three months ended June 30, 2006.

Operating Returns on Assets Employed — The following tables set forth the Grace Davison and Grace Performance Chemicals total asset position and pre-tax return on average total assets as of June 30, 2006 and December 31, 2005.  We use the measure pre-tax return on average total assets as an indicator of our efficiency in using our assets and allocating our resources to generate earnings.  We devote significantly higher capital to the manufacture of Grace Davison products than to the manufacture of Grace Performance Chemicals products. Conversely, nonmanufacturing costs, particularly selling expenses, are significantly higher for Grace Performance Chemicals than for Grace Davison.

Grace Davison (In millions)	June 30, 2006	December 31, 2005
Trade receivables	$205.1	$178.2
Inventory	214.1	177.6
Other current assets	18.2	24.3
Total current assets	437.4	380.1
Properties and equipment, net	388.2	390.7
Goodwill and other intangible assets	113.3	98.2
Other assets	—	—
Total assets	$938.9	$869.0
Pre-tax return on average total assets	17.8%	17.9%

Grace Davison’s total assets increased by $69.9 million in the first six months of 2006. The increase primarily was due to higher trade receivables caused by increased sales, and higher inventory in response to sales growth and seasonality.

Grace Performance Chemicals (In millions)	June 30, 2006	December 31, 2005
Trade receivables	$266.7	$222.7
Inventory	95.2	100.7
Other current assets	13.4	15.7
Total current assets	375.3	339.1
Properties and equipment, net	236.0	226.4
Goodwill and other intangible assets	91.1	93.5
Other assets	6.6	6.6
Total assets	$709.0	$665.6
Pre-tax return on average total assets	24.2%	22.4%

Grace Performance Chemicals’ total assets increased by $43.4 million in the first six months of 2006, mainly due to higher trade receivables as a result of increased sales.

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

The following table summarizes our net noncore liabilities at June 30, 2006 and December 31, 2005:

Net Noncore Liabilities (In millions)	June 30, 2006	December 31, 2005
Asbestos-related liabilities	$(1,700.0)	$(1,700.0)
Asbestos-related insurance receivable	500.0	500.0
Asbestos-related liability, net	(1,200.0)	(1,200.0)
Environmental remediation	(368.6)	(342.0)
Postretirement benefits	(92.0)	(101.3)
Income taxes	(134.4)	(136.5)
Retained obligations and other	(22.2)	(23.4)
Net noncore liability	$(1,817.2)	$(1,803.2)

The resolution of most of these noncore recorded liabilities and contingent liabilities will be determined through the Chapter 11 proceedings. We cannot predict with any certainty how, and for what amounts, any of these contingencies will be resolved. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at June 30, 2006.

Plan of Reorganization

As described under “Voluntary Bankruptcy Filing” in Notes 1 and 2 to the Consolidated Financial Statements, Grace and our principal U.S. operating subsidiary are debtors-in-possession under Chapter 11 of the bankruptcy code. Our non-U.S. subsidiaries, although not part of the Chapter 11 filing, are owned directly or indirectly by our principal operating subsidiary or other filing entities. Consequently, we expect that any Chapter 11 plan of reorganization, including our proposed plan of reorganization, will involve the combined value of our global businesses and other assets to fund (with cash and/or securities) our obligations as adjudicated through the bankruptcy process. We have analyzed our cash flow and capital needs to continue to fund our businesses and believe that, while in Chapter 11, sufficient cash flow and credit facilities are available to support our business strategy.

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

Risks of the plan of reorganization — We intend to address all pending and future asbestos-related claims and all other pre-petition claims as outlined in the plan of reorganization. However, we may not be successful in obtaining approval of the plan of reorganization by the Bankruptcy Court.  Instead, a materially different plan of reorganization may ultimately be approved and, under the ultimate plan of reorganization, the interests of Grace shareholders could be substantially diluted or cancelled. The value of Grace common stock following a plan of reorganization, and the extent of any recovery by non-asbestos-related creditors, will depend principally on the allowed value of our asbestos-related claims as determined by the Bankruptcy Court.

Our proposed plan of reorganization assumes several fundamental conditions including that:

•                  Our asbestos-related liabilities can be resolved at a net present value cost of no more than $1,700 million (including $87 million for pre-petition asbestos-related contractual settlements and judgments), including all property damage claims (including claims related to our former Zonolite Attic Insulation, or ZAI, product) and all pending and future personal injury claims; and

•                  The benefit of assets from litigation settlement agreements with Sealed Air Corporation and its subsidiary, Cryovac, Inc., and Fresenius Medical Care Holdings, Inc. will be available to satisfy liabilities under the plan of reorganization.

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

Proforma Financial Information — The unaudited proforma financial information presented below reflects the accounting effects of our proposed plan of reorganization (1) as if it were put in effect on the date of our most recent consolidated balance sheet — June 30, 2006, and (2) as if it were in effect for (a) the full year ended December 31, 2005, and (b) the six months ended June 30, 2006. The proforma financial information included herein, may not be consistent with the plan of reorganization documents filed on January 13, 2005 due to subsequent changes in operations and accounting estimates. Such proforma financial statements reflect how our assets, liabilities, equity and income would be affected by the plan of reorganization as follows:

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

B.     Fresenius and Sealed Air Settlements

The plan of reorganization reflects the value, in the form of cash and securities, expected to be realized under litigation settlement agreements as follows: $115.0 million of cash from Fresenius; and, $1,087.7 million of estimated value from Cryovac, Inc., a subsidiary of Sealed Air (calculated as of June 30, 2006) in the form of $512.5 million of cash plus accrued interest at 5.5% from December 21, 2002 compounded annually (approximately $106.5 million), and nine million shares of Sealed Air common stock valued at $52.08 per share (approximately $468.7 million). Tax accounts have been adjusted to reflect the satisfaction of our recorded liabilities by way of these third-party agreements. The Fresenius settlement amount will be payable directly to Grace and will be accounted for as income. Payments under the Sealed Air settlement will be paid directly to the asbestos trust by Cryovac and will be accounted for as satisfaction of a portion of our recorded asbestos-related liability and a credit to shareholder’s equity. In addition, the valuation allowance related to our federal deferred tax assets will not be required as a result of these settlements and has therefore been reversed. Both the Sealed Air and Fresenius settlements are subject to the fulfillment of specified conditions.

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

D.                  Proforma Consolidated Statement of Operations and Capital Structure

The proforma income adjustments reflect the elimination from our June 30, 2006 and December 31, 2005 Consolidated Statements of Operations of:

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

For purposes of proforma earnings per share and proforma share capital, we used the trading price of $11.70 per share as of June 30, 2006 for calculating issued and outstanding shares. At this per share valuation, we assume that 48.3 million shares will be issued at the effective date of the plan of reorganization to fund asbestos and general unsecured claims, 11.1 million shares would be issuable upon exercise of warrants to satisfy our estimate of PI-AO claims, and 0.6 million shares would be issued upon exercise of in-the-money stock options. We present the trading value solely to show proforma Consolidated Statements of Operations. This trading value may not be indicative of the actual trading value of Grace common stock following the effective date of the plan of reorganization.  If our distributable value per share at the effective date of the plan of reorganization is below approximately $7.80 per share, we would be required to revalue our balance sheet for a change in control. (The trading value of Grace common stock over the twelve-month period ended June 30, 2006 was between $6.75 and $17.49 per share.) These proforma financial statements reflect no change in assets or income related to this potential accounting outcome.

E.    Non-asbestos Contingencies

The accompanying proforma financial information assumes all non-asbestos related contingencies (including environmental, tax and civil and criminal litigation) are settled for recorded amounts as of June 30, 2006.  Certain liabilities are assumed to be paid at the effective date based on our estimate of amounts that will be determinable and payable. The remainder, which would also be subject to the plan of reorganization, if approved, is assumed to be paid subsequent to the effective date as amounts are either not due until a later date or will be determined through post-effective-date litigation. The ultimate value of such claims may change materially as Chapter 11 and other legal proceedings further define our non-asbestos related obligations.

W. R. Grace & Co and Subsidiaries
Proforma Condensed Consolidated Balance Sheet
(In millions)

		Proforma Adjustments
	June 30, 2006 As Reported	Borrowings Under New Debt Agreements and Contingencies	Sealed Air/ Fresenius Settlements	Payment of Pre-Petition Liabilities	June 30, 2006 Proforma
ASSETS
Current Assets
Cash and cash equivalents	$443.2	$800.0	$115.0	$(1,042.5)	$315.7
Other current assets	862.6	—	—	—	862.6
Total Current Assets	1,305.8	800.0	115.0	(1,042.5)	1,178.3
Non-current operating assets	992.9	—	—	—	992.9
Cash value of life insurance	86.6	—	—	—	86.6
Deferred income taxes:
Net operating loss carryforwards	39.4	—	(40.3)	123.6	122.7
Temporary differences, net of valuation allowance	687.0	26.3	(332.7)	(123.6)	257.0
Asbestos-related insurance	500.0	—	—	—	500.0
Total Assets	$3,611.7	$826.3	$(258.0)	$(1,042.5)	$3,137.5
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Total current liabilities	$376.4	$—	$—	$—	$376.4
Long-term debt	0.4	800.0	—	—	800.4
Other noncurrent liabilities	599.7	—	—	—	599.7
Total Liabilities Not Subject to Compromise	976.5	800.0	—	—	1,776.5

Bank debt/letters of credit/capital leases	710.3	—	—	(708.8)	1.5
Liability for asbestos-related litigation and claims	1,700.0	—	(1,087.7)	(482.3)	130.0
Liability for environmental remediation	368.6	—	—	(251.8)	116.8
Liability for postretirement health and special pensions	180.2	—	—	(12.2)	168.0
Liability for accounts payable and litigation	112.1	—	—	(90.5)	21.6
Liability for tax claims and contingencies	134.4	—	—	(12.0)	122.4
Other nonoperating liabilities, including plan of reorganization contingencies	—	150.0	—	(50.0)	100.0
Liabilities Subject to Compromise	3,205.6	150.0	(1,087.7)	(1,607.6)	660.3
Total Liabilities	4,182.1	950.0	(1,087.7)	(1,607.6)	2,436.8
Shareholder’s Equity (Deficit)
Share capital	424.0	—	—	565.1	989.1
Retained earnings and other equity items	(994.4)	(123.7)	829.7	—	(288.4)
Total Shareholders’ Equity (Deficit)	(570.4)	(123.7)	829.7	565.1	700.7
Total Liabilities and Shareholders’ Equity (Deficit)	$3,611.7	$826.3	$(258.0)	$(1,042.5)	$3,137.5

Note:  Proforma amounts in liabilities subject to compromise will be reclassed to liabilities not subject to compromise after the proposed plan is in effect.

W. R. Grace & Co. and Subsidiaries
Proforma Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31, 2005			Six Month Period Ended June 30, 2006
	As Reported	Proforma Adjustments	Proforma	As Reported	Proforma Adjustments	Proforma
Net Sales	$2,569.5	$—	$2,569.5	$1,387.7	$—	$1,387.7

Cost of goods sold, exclusive of depreciation and amortization shown separately below	1,689.8	—	1,689.8	908.2	—	908.2
Selling, general and administrative expenses, exclusive of net pension expense and depreciation and amortization shown separately below	481.1	(39.4)	441.7	269.7	(39.2)	230.5
Depreciation and amortization	114.0	—	114.0	56.5	—	56.5
Research and development expenses	59.2	—	59.2	30.6	—	30.6
Net pension expense	71.9	—	71.9	31.6	—	31.6
Interest expense and related financing costs	55.3	1.6	56.9	35.7	(7.2)	28.5
Provision for environmental remediation	25.0	(25.0)	—	30.0	—	30.0
Other (income) expense	(67.4)	44.5	(22.9)	(15.8)	6.9	(8.9)
Total costs and expenses	2,428.9	(18.3)	2,410.6	1,346.5	(39.5)	1,307.0
Income (loss) before Chapter 11 expenses, income taxes, and minority interest	140.6	18.3	158.9	41.2	39.5	80.7
Chapter 11 expenses, net	(30.9)	30.9	—	(20.2)	20.2	—
Benefit from (provision for) income taxes	(21.3)	(26.9)	(48.2)	(7.8)	(14.0)	(21.8)
Minority interest in consolidated entities	(21.1)	—	(21.1)	(18.3)	—	(18.3)
Net income (loss)	$67.3	$22.3	$89.6	$(5.1)	$45.7	$40.6
Basic earnings (loss) per share	$1.01	—	$0.77	$(0.08)	—	$0.35
Weighted average number of basic shares	66.8	48.9	115.7	67.5	48.9	116.4
Diluted earnings (loss) per share	$1.00	—	$0.70	$(0.08)	—	$0.32
Weighted average number of diluted shares	67.3	60.0	127.3	67.5	60.0	127.5

Financial Condition

Asbestos-Related Litigation — See Note 3 to the Consolidated Financial Statements.

Environmental Matters — See Note 12 to the Consolidated Financial Statements.

Defined Benefit Pension Plans — We sponsor defined benefit pension plans for our employees in the United States, Canada, the United Kingdom, Australia, Germany, Italy, France, Spain, Denmark, Japan, Philippines, South Korea, Taiwan, South Africa, Brazil and Mexico and fund government sponsored programs in other countries where we operate.  Certain of our sponsored plans are advance-funded and others are pay-as-you-go. The advance-funded plans are administered by trustees who direct the management of plan assets and arrange to have obligations paid when due out of a trust. The most significant advance-funded plans cover our salaried employees in the U.S. and U.K. and employees covered by collective bargaining agreements at certain of our U.S. facilities.

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

Assets available at June 30, 2006 to fund the ABO of the U.S. advance-funded defined benefit pension plans totaled approximately $646 million up $1 million from December 31, 2005. It is our intention to satisfy our obligations under the pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974. On June 16, 2006, Grace obtained Bankruptcy Court approval to fund minimum required payments of approximately $106 million for the period from July 2006 through January 2007.  In that regard, Grace contributed approximately $20 million in July 2006 to the trusts that hold assets of the Plans.  However, there can be no assurance that the Bankruptcy Court will continue to approve arrangements to satisfy the funding needs of the Plans. Contributions to non-U.S. plans are not subject to bankruptcy court approval and we intend to fund such plans based on actuarial and trustee recommendations; $3.5 million and $6.8 million was funded during the three months and six months ended June 30, 2006, respectively.

See Note 13 to the Consolidated Financial Statements for the components of net periodic benefit cost for each of the three-month and six-month periods ended June 30, 2006 and 2005.  We expect total pension expense for 2006 to be approximately $63 million, and benefit payments to retirees to aggregate to approximately $96 million for all pension programs in 2006.  At June 30, 2006, our recorded pension liability for U.S. and non-U.S. underfunded plans was $533.7 million ($445.5 million included in liabilities not subject to compromise and $88.2 million related to supplemental pension benefits, included in “liabilities subject to compromise”) which includes the following components: (1) shortfall between dedicated assets and ABO of underfunded plans ($310.3 million); and (2) ABO of pay-as-you-go plans ($223.4 million).

Postretirement Benefits Other Than Pensions — We provide certain health care and life insurance benefits for retired employees, a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of benefits under this program was $4.3 million and $6.5 million during the three months and six months ended June 30, 2006, compared with $2.8 million and $5.1 million during the three months and six months ended June 30, 2005. Our recorded liability for postretirement benefits of $92.0 million at June 30, 2006 is stated at net present value discounted at 5.5% (as discussed under Defined Benefit Pension Plans). Our proposed plan of reorganization provides for the continuation of these benefits.

Liquidity and Capital Resources

Cash Resources and Available Credit Facilities — At June 30, 2006, we had $443.2 million in cash and cash equivalents and $86.6 million in net cash value of life insurance. In addition, we had access to committed credit facilities in the U.S., Germany and France.  In the U.S., under the $250.0 million DIP facility, $199.4 million was available at June 30, 2006 net of letters of credit and holdback provisions. The term of the DIP facility expires April 1, 2008. In Germany, under a €10.0 million line of credit, we had access to €5.3 million at June 30, 2006 net of bankers guarantees and other holdbacks. The term of the facility expires January 17, 2007.  In France, under a €3.9 million line of credit, we had access to €3.2 million at June 30, 2006 net of bankers guarantees. The term of the facility expires June 30, 2007. We believe that these funds and credit facilities will be sufficient to finance our business strategy while in Chapter 11.

Debt and Other Contractual Obligations — Total debt outstanding at June 30, 2006 was $713.9 million, including $196.3 million of accrued interest on pre-petition debt.  As a result of the Chapter 11 filing, we are now in default on $514.0 million of pre-petition debt, which, together with accrued interest thereon, has been included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheet as of June 30, 2006. The automatic stay provided under the bankruptcy code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest on such debt during the Chapter 11 proceedings unless further developments lead management to conclude that it is probable that such interest will be compromised.

See Note 12 to the Consolidated Financial Statements for a discussion of financial assurances.

Analysis of Cash Flows

Our net cash flow from operating activities for the six months ended June 30, 2006 was $11.1 million, compared with a negative $74.6 million for the prior year period. The higher cash flow is attributable to improved operating results in 2006 and the non-recurrence of $119.7 million paid to settle tax and environmental contingencies in 2005. Pre-tax income from core operations before depreciation and amortization was $175.0 million, 11.5% higher than in the prior year period, a result of the higher income from core operations described above. Cash used for investing activities was $64.8 million, compared with $20.2 million for the prior year period, primarily reflecting capital replacements and investments in new production capacity, and the acquisition of a custom catalyst business in June 2006.

Cash Flow From Core Operations — The following table presents the components of net cash flow from core operations for the six months ended June 30, 2006 and 2005.

Core Operations (In millions)	Six Months Ended June 30,
	2006	2005
Cash flows:
Pre-tax operating income	$118.5	$96.3
Depreciation and amortization	56.5	60.7
Pre-tax income before depreciation and amortization	175.0	157.0
Working capital and other changes	(98.7)	(91.8)
Cash flow before investing	76.3	65.2
Capital expenditures	(51.9)	(36.8)
Businesses acquired	(20.0)	(2.5)
Net cash flow from core operations	$4.4	$25.9

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

Cash Flow From Noncore Activities — The cash flow from our noncore activities can be volatile. Expenditures are generally governed by bankruptcy court rulings and receipts are generally nonrecurring. Much of the noncore spending in the past three years has been under Chapter 11 first-day motions that allow us to fund postretirement benefits and required environmental remediation on Grace-owned sites. Cash inflows have been from asbestos-related insurance recovery on pre-Chapter 11 liability payments, and unusual events.

Noncore Activities (In millions)	Six Months Ended June 30,
	2006	2005
Cash flows:
Pre-tax income (loss) from noncore activities	$(62.9)	$5.0
Other non-cash charges	41.4	6.0
Cash spending for:
Noncore contingencies:
Tax settlement	—	(90.0)
Environmental settlements	—	(29.7)
Environmental remediation	(3.4)	(3.0)
Postretirement benefits	(6.5)	(5.1)
Retained obligations and other	(1.3)	(0.5)
Net cash flow from noncore activities	$(32.7)	$(117.3)

Net cash flow from core operations and net cash flow from noncore activities do not represent income or cash flow as defined under generally accepted accounting principles, and you should not consider them to be an alternative to such measures as an indicator of our performance. We provide these measures so that you can distinguish the cash flows of our current business base from the cash flows of past businesses, discontinued products, and corporate legacies and the effect of our Chapter 11 proceedings, and to ensure that you understand the key data that management uses to evaluate our cash flows.

Reconciliation to Consolidated Statements of Cash Flows (In millions)	Six Months Ended June 30,
	2006	2005
Net cash flow from core operations	$4.4	$25.9
Net cash flow from noncore activities	(32.7)	(117.3)
Cash paid for interest, income taxes net of refunds, and Chapter 11 expenses	(32.5)	(22.5)
Investing activities related to life insurance and sales of assets	7.1	19.1
Financing activities	15.3	0.1

Effect of currency exchange rate changes on cash and cash equivalents	6.9	(11.7)
Increase (decrease) in cash and cash equivalents per Consolidated Statements of Cash Flows	$(31.5)	$(106.4)

See the “Consolidated Statements of Cash Flows” included in the Consolidated Financial Statements for more information.

Forward-Looking Statements

This document contains, and our other public communications may contain, forward-looking information, that is, information related to future, not past, events. Such information generally includes the words ‘‘believes,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘targets,’’ ‘‘will,’’ ‘‘expects,’’ ‘‘anticipates,’’ or similar expressions.  Forward-looking information includes all statements regarding our Chapter 11 proceeding (including the proforma financial statements included in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’); expected financial position; results of operations; cash flows; financing plans; business strategy; budgets; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives;  and markets for securities. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Factors that could cause actual results to materially differ from those contained in the forward-looking statements include:  our bankruptcy and proposed plan of reorganization, our legal proceedings, especially the Montana criminal proceeding and the environmental proceedings, the cost and availability of raw materials, especially natural gas and petroleum-based raw materials, our unfunded pension obligations, risks related to foreign operations, especially, security, regulation and currency risks, costs of compliance with environmental regulation and those factors set forth in our most recent Annual Report on Form 10-K, this quarterly report on Form 10-Q and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission.  Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking information to prove incorrect. Further, our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking information, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to the projections and forward-looking information contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Grace’s debt obligations, its global operations, the nature of the specialty chemicals production process and the industry in which it engages expose Grace to various market risks.  Grace utilizes derivative financial instruments and derivative commodity instruments to mitigate certain of its market risks.  The following is a discussion of Grace’s primary market risk exposures, how those exposures are managed, and certain quantitative data pertaining to Grace’s market risk sensitive instruments.

Interest Rate Risk

Interest rate fluctuations directly affect interest expense and cash to be paid out in the form of interest payments on variable-rate debt, and can potentially lead to changes in the market value of the associated variable-rate debt.

Grace has $500 million of outstanding pre-petition variable-rate borrowings under bank revolving credit agreements, and interest is accrued on this debt based on the prime rate as quoted by Bloomberg (the “Prime rate”).  Due to the Filing, interest accrued on pre-petition debt is added to the principal balance.  As of June 30, 2006, total interest accrued on this debt and added to the $500 million principal was $194.1 million.  If the Prime rate were to vary in the near-term by one percentage point, the effect would be to increase or decrease interest expense and outstanding principal by approximately $14.5 million over the twelve-month period ended June 30, 2007.  Since the bank borrowings accrue interest at the Prime rate, Grace expects that a hypothetical increase or decrease of one percentage point in the Prime rate would be unlikely to cause the fair market value of the debt to change materially.  Grace’s bank debt is pre-Chapter 11 debt that is thinly traded in private markets. Grace believes that the carrying amount of the debt, principal plus accrued interest, is consistent in all material respects to the fair value of the bank borrowings as of June 30, 2006.

Grace also maintains a $250 million debtor-in-possession facility (DIP). The interest rate under this facility is based on LIBOR, a variable rate.  As of June 30, 2006, no amount was outstanding under this facility, and $199.4 million was available to Grace, net of letters of credit and holdback provisions.

Grace does not currently use derivative instruments to attempt to mitigate its interest rate risk.

Foreign Currency Exchange Rate Risk

Because Grace does business in over 40 countries, results are exposed to fluctuations in foreign exchange rates. Grace seeks to minimize exposure to these fluctuations by matching revenue streams in volatile currencies with expenditures in the same currencies, but it is not always possible to do so.  From time to time, Grace uses financial instruments such as foreign currency forward contracts, options, or combinations of the two to reduce the risk of certain specific transactions. However, Grace does not have a policy of hedging all exposures, because management does not believe that such a level of hedging would be cost-effective, particularly translation exposures that are not expected to affect cash flows in the near-term.  Significant uses of derivatives to mitigate the effects of changes in foreign currency exchange rates are as follows:

In May 2004, Grace purchased forward contracts with a U.S. bank to minimize currency risk related to Euro-denominated intercompany loans due from a German subsidiary of Grace to a U.S. subsidiary of Grace.  In June 2005, Grace extended a portion of the forward contract amounts to dates that mature on the dates of the scheduled principal repayments.  As part of the contract extension, Grace was required to pay a settlement premium of $9.3 million to the bank.  Grace expects this settlement premium will be recovered over time as the contracts are settled at rates greater than the initial rates in the May 2004 foreign currency forward contracts.  Currency fluctuations on these loans are recorded as a component of operating results.  The loans are denominated in Euros, and the total amount outstanding under the intercompany loans was €171.4 million as of June 30, 2006 (approximately $219.2 million).

Grace’s U.S. subsidiaries purchase a significant amount of products from Grace Canada, and these purchases are denominated in Canadian dollars (CAD).  From time to time, Grace may purchase foreign currency exchange rate forward contracts in order to reduce the impact of currency exchange to Grace’s consolidated gross margin as a result of intercompany transactions denominated in CAD.  As of June 30, 2006, Grace had not purchased foreign currency exchange rate forward contracts.

The table below provides information about Grace’s significant foreign currency forward exchange agreements as of June 30, 2006, specifically, the notional amounts and weighted average exchange rates by expected (contractual) maturity dates.  These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The fair values represent the fair value of the derivative contracts.

Forward Exchange Agreements (Receive $U.S./Pay Euros)	Expected Maturity Date
	2006	2007	2008	Total	Fair Value
Contract amount (in millions of $U.S.)	$45.9	$92.8	$79.1	$217.8	$(5.0)
Average contractual exchange rate, $U.S. to Euros	1.25	1.27	1.28	1.27	N/A

Commodity Price Risk

Grace operates in markets where the prices of raw materials and energy are commonly affected by cyclical movements of the economy.  The principal raw materials used in Grace’s products include caustic, alumina, rare earths, nickel, aluminum, cobalt carbonate, kaolin, molybdenum, sodium aluminate, sodium silicate, olefins, gypsum, resins, rubber and latices.  Natural gas is the largest single energy source that Grace purchases. These commodities are generally available to be purchased from more than one supplier.  In order to minimize the risk of increasing prices on its significant raw materials and energy, Grace has moved towards a centralized supply chain organization for procurement in order to improve purchasing activities. has also formed a risk management committee to review proposals to hedge purchases of raw materials, energy and currency.

Natural gas prices can be volatile, as experienced during 2005 in the aftermath of Hurricanes Katrina and Rita in the Gulf Coast.  These disasters caused a significant increase in natural gas prices that negatively impacted Grace’s production costs in the third and fourth quarters of 2005.  Grace has implemented an energy risk management program under which its goal is to hedge its natural gas supply in a way that provides protection against the continued price volatility of the natural gas market.  In order to mitigate volatile natural gas prices, Grace has entered into futures contracts, fixed price swaps and options to hedge a portion of its 2006 and 2007 natural gas requirements.   As of June 30, 2006, Grace has not entered into any commodity derivatives to hedge raw materials prices.

The table below provides information about Grace’s futures contracts, swaps and options that are sensitive to changes in commodity prices, specifically natural gas prices.  Contract volumes, or notional amounts, are presented in millions of British thermal units (MMBtu), weighted average contract prices are presented in $U.S. per MMBtu, and the total contract amount and fair value are presented in millions of $U.S.  The fair values represent the fair value of the derivative contracts.  The fair value for swaps represents the excess of the variable price (market price) over the fixed price (pay price) multiplied by the nominal contract volumes.  For futures and options, the fair value represents the excess of the market value amounts (as quoted on the New York Mercantile Exchange) over the contract amount.

Type of Contract	Contract Volumes	Maturity	Weighted Average Price ($US/MMBtu)	Total Contract Amount	Fair Value
Futures (long)	250,000	2006	$11.03	$2.8	$2.0
Swaps (long)	300,000	2007	8.15	2.4	—
Call Options (long)	350,000	2006	10.09	3.5	(0.4)

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2006, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Grace’s Chief Executive Officer and Chief Financial Officer concluded that Grace’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to Grace is made known to management, including Grace’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Grace’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, Grace’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Notes 2, 3 and 12 to the interim consolidated financial statements in Part I of this Report are incorporated herein by reference.

Item 1A. RISK FACTORS

With respect to certain risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005, more recent numerical measures and other information are available in the “Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this Report.  These more recent measures and information are incorporated herein by reference.

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

W. R. GRACE & CO. (Registrant)

Date: August 8, 2006	By	/s/ A. E. Festa
A. E. Festa
President and Chief Executive Officer

Date: August 8, 2006	By	/s/ Robert M. Tarola
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