Form 10-Q
period 2006-09-30
W R GRACE & CO
filed 2006-11-08
CIK 1045309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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

68,260,965 shares of Common Stock, $0.01 par value, were outstanding at October 31, 2006.

W. R. GRACE & CO. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.                          FINANCIAL STATEMENTS

Review by Independent Registered Public Accounting Firm

With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2006 and 2005, PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information.  Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim financial statements.  Accordingly, the degree of reliance on their report on the unaudited interim financial statements should be restricted in light of the limited nature of the review procedures applied.  This report is not considered a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of September 30, 2006, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss) for each of the three-month and nine-month periods ended September 30, 2006 and September 30, 2005 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and September 30, 2005. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PRICEWATERHOUSECOOPERS LLP
McLean, Virginia
November 8, 2006

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
In millions, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net sales	$741.4	$653.4	$2,129.1	$1,933.1

Cost of goods sold, exclusive of depreciation and amortization shown separately below	483.8	426.0	1,392.0	1,258.4
Selling, general and administrative expenses, exclusive of net pension expense and depreciation and amortization shown separately below	148.6	109.5	418.3	344.9
Depreciation and amortization	29.2	30.5	85.7	91.2
Research and development expenses	15.5	14.9	46.1	45.1
Net pension expense	15.9	17.3	47.5	54.4
Interest expense and related financing costs	18.8	13.4	54.5	41.3
Provision for environmental remediation	—	—	30.0	—
Other (income) expense	(6.3)	(4.4)	(22.1)	(34.4)
	705.5	607.2	2,052.0	1,800.9
Income (loss) before Chapter 11 expenses, income taxes, and minority interest	35.9	46.2	77.1	132.2
Chapter 11 expenses, net	(12.0)	(9.3)	(32.2)	(19.9)
Income (loss) before income taxes and minority interest	23.9	36.9	44.9	112.3
Benefit from (provision for) income taxes	2.4	2.6	(5.4)	(26.0)
Minority interest in consolidated entities	(7.9)	(7.4)	(26.2)	(18.4)
Net income (loss)	$18.4	$32.1	$13.3	$67.9

Basic earnings (loss) per share:
Net income (loss)	$0.27	$0.48	$0.20	$1.02
Weighted average number of basic shares	68.3	66.9	67.7	66.8

Diluted earnings (loss) per share:
Net income (loss)	$0.27	$0.48	$0.20	$1.01
Weighted average number of diluted shares	68.5	67.2	68.1	67.3

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
In millions

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$13.3	$67.9
Reconciliation to net cash provided by (used for) operating activities:
Chapter 11 expenses, net	32.2	19.9
(Benefit from) provision for income taxes	5.4	26.0
Minority interest in consolidated entities	26.2	18.4
Depreciation and amortization	85.7	91.2
Interest accrued on pre-petition liabilities subject to compromise	53.1	37.7
Net (gain) loss on sales of investments and disposals of assets	(2.6)	(0.2)
Loss on sale of business	—	1.1
Net pension expense	47.5	54.4
Payments to fund defined benefit pension arrangements	(109.5)	(32.8)
Net income from life insurance policies	(2.2)	(1.6)
Provision for uncollectible receivables	3.2	2.2
Provision for environmental remediation	30.0	—
Payments under postretirement benefit plans	(10.7)	(8.3)
Expenditures for environmental remediation	(8.7)	(4.7)
Expenditures for retained obligations of divested businesses	(2.7)	(0.7)
Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency translation:
Working capital items (trade accounts receivable, inventories and accounts payable)	(59.7)	(60.8)
Other accruals and non-cash items	11.5	(33.4)
Income taxes paid, net of refunds	(36.2)	(27.8)
Net cash provided by (used for) operating activities before Chapter 11 expenses and settlement of noncore contingencies	75.8	148.5
Cash paid to settle noncore contingencies	—	(119.7)
Chapter 11 expenses paid	(26.4)	(14.0)
Net cash provided by (used for) operating activities	49.4	14.8
INVESTING ACTIVITIES
Capital expenditures	(82.5)	(59.2)
Businesses acquired, net of cash acquired	(20.0)	(2.5)
Proceeds from termination of life insurance policies	—	14.8
Net investment in life insurance policies	0.2	0.4
Proceeds from sales of investments and disposals of assets	7.3	1.7
Proceeds from sale of business	—	4.5
Net cash provided by (used for) investing activities	(95.0)	(40.3)
FINANCING ACTIVITIES
Net payments of loans secured by cash value of life insurance policies	(0.1)	(0.5)
Net (repayments) borrowings under credit arrangements	0.5	(9.7)
Fees under debtor-in-possession credit facility	(1.8)	(1.5)
Proceeds from exercise of stock options	15.8	3.1
Net cash provided by (used for) financing activities	14.4	(8.6)
Effect of currency exchange rate changes on cash and cash equivalents	10.2	(12.8)
Increase (decrease) in cash and cash equivalents	(21.0)	(46.9)
Cash and cash equivalents, beginning of period	474.7	510.4
Cash and cash equivalents, end of period	$453.7	$463.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
In millions, except par value and shares

	September 30,	December 31,
	2006	2005
ASSETS

Current Assets
Cash and cash equivalents	$453.7	$474.7
Trade accounts receivable, less allowance of $7.3 (2005–$5.0)	486.5	401.7
Inventories	287.4	278.3
Deferred income taxes	29.3	27.3
Other current assets	56.3	71.6
Total Current Assets	1,313.2	1,253.6

Properties and equipment, net of accumulated depreciation and amortization of $1,504.8 (2005–$1,420.2)	650.8	632.9
Goodwill	114.0	103.9
Cash value of life insurance policies, net of policy loans	86.9	84.8
Deferred income taxes	737.2	703.9
Asbestos-related insurance	500.0	500.0
Other assets	238.6	238.1
Total Assets	$3,640.7	$3,517.2

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$3.2	$2.3
Accounts payable	179.8	166.8
Income taxes payable	5.8	10.1
Other current liabilities	222.4	197.9
Total Current Liabilities	411.2	377.1

Debt payable after one year	0.4	0.4
Deferred income taxes	63.2	54.3
Minority interest in consolidated affiliates	63.6	36.4
Unfunded defined benefit pension liability	392.6	447.5
Other liabilities	42.2	41.7
Total Liabilities Not Subject to Compromise	973.2	957.4

Liabilities Subject to Compromise—Note 2	3,211.6	3,155.1
Total Liabilities	4,184.8	4,112.5

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 2006–68,260,065 (2005–66,922,196)	0.8	0.8
Paid-in capital	423.2	423.4
Accumulated deficit	(492.6)	(505.9)
Treasury stock, at cost: shares: 2006–8,719,695; (2005–10,057,564)	(103.8)	(119.7)
Accumulated other comprehensive income (loss)	(371.7)	(393.9)
Total Shareholders’ Equity (Deficit)	(544.1)	(595.3)
Total Liabilities and Shareholders’ Equity (Deficit)	$3,640.7	$3,517.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)
In millions

	Common Stock and Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
Balance, June 30, 2006	$424.0	$(511.0)	$(103.8)	$(379.6)	$(570.4)
Net income (loss)	—	18.4	—	—	18.4
Stock plan activity	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	7.9	7.9
Balance, September 30, 2006	$424.0	$(492.6)	$(103.8)	$(371.7)	$(544.1)

Balance, December 31, 2005	$424.2	$(505.9)	$(119.7)	$(393.9)	$(595.3)
Net income (loss)	—	13.3	—	—	13.3
Stock plan activity	(0.2)	—	15.9	—	15.7
Other comprehensive income (loss)	—	—	—	22.2	22.2
Balance, September 30, 2006	$424.0	$(492.6)	$(103.8)	$(371.7)	$(544.1)

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
In millions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$18.4	$32.1	$13.3	$67.9

Other comprehensive income (loss):
Foreign currency translation adjustments	8.3	(0.9)	22.9	(23.3)
Commodity hedging activities	(0.4)	—	(0.7)	—
Total other comprehensive income (loss)	7.9	(0.9)	22.2	(23.3)
Comprehensive income (loss)	$26.3	$31.2	$35.5	$44.6

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

Voluntary Bankruptcy Filing—During 2000 and the first quarter of 2001, Grace experienced several adverse developments in its asbestos-related litigation, including: a significant increase in personal injury claims, higher than expected costs to resolve personal injury and certain property damage claims, and class action lawsuits alleging damages from Zonolite Attic Insulation (“ZAI”) a former Grace attic insulation product.

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

Under Chapter 11, the Debtors have continued to operate their businesses as debtors-in-possession under court protection from creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the asbestos-related claims. Since the Filing, all motions necessary to conduct normal business activities have been approved by the Bankruptcy Court. (See Note 2 for Chapter 11-Related Information.)

Basis of Presentation—The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company’s 2005 Annual Report on Form 10-K.  Such interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature. Potential accounting adjustments discovered during normal reporting and accounting processes are evaluated on the basis of materiality, both individually and in the aggregate, and are recorded in the accounting period discovered, unless a restatement of a prior period is necessary. All significant intercompany accounts and transactions have been eliminated.

The results of operations for the three-month and nine-month interim periods ended September 30, 2006 are not necessarily indicative of the results of operations for the year ending December 31, 2006.

Reclassifications—Certain amounts in prior years’ Consolidated Financial Statements have been reclassified to conform to the 2006 presentation.  Such reclassifications have not materially affected previously reported amounts in the Consolidated Financial Statements.

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities reported at the date of the Consolidated Financial Statements, and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates, and the differences could be material.  Changes in estimates are recorded in the period identified. Grace’s accounting measurements that are most affected by management’s estimates of future events are:

•                  Contingent liabilities which depend on an assessment of the probability of loss and an estimate of ultimate resolution cost, such as asbestos-related matters (see Notes 2 and 3), environmental remediation (see Note 12), income taxes (see Note 12), and litigation (see Note 12);

•                  Pension and postretirement liabilities that depend on assumptions regarding participant life spans, future inflation, discount rates and total returns on invested funds (see Note 13);

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

Effect of New Accounting Standards—In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension plans and other postretirement benefit plans as an asset or liability in its statement of financial position, and requires recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of net periodic benefit cost.  SFAS No. 158 is effective for the year ending December 31, 2006.  Grace is not currently able to quantify the estimated effects of the adoption of SFAS No. 158 to its statement of financial position, as actual amounts will depend on year-end assumptions and calculations.  If Grace had adopted SFAS No. 158 effective December 31, 2005, Grace estimates that, after tax effects, reported total assets would have decreased by approximately $55 million, reported total liabilities would have increased by approximately $43 million, and reported total shareholders’ deficit would have increased by approximately $98 million.  Grace does not expect adoption of SFAS No. 158 to have a material impact on its consolidated results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in tax returns.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Grace is required to adopt FIN 48 in the first quarter of 2007, and is currently evaluating the impact to its Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” to require companies to measure and recognize in operations the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. The provisions of this standard are effective for Grace in 2006. Grace implemented SFAS 123(R) in the first quarter of 2006. Under the transition method selected by Grace, the modified prospective method, the only outstanding awards affected were stock appreciation rights granted to Grace’s former Chief Executive Officer. Grace measured the award at a fair value of $2.6 million using the Black-Scholes option pricing model at March 31, 2006 and recorded that amount as compensation cost (included in selling, general and administrative expenses) in the quarter ended March 31, 2006.  Grace recognized a $0.6 million decrease and a $0.4 million increase in the fair value of the stock appreciation rights in the quarters ended June 30, 2006 and September 30, 2006, respectively.  The cumulative effect of this new rule was $1.4 million at the beginning of the first quarter of 2006. Grace has not granted equity options or rights while in Chapter 11.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4,” to provide clarification that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period costs. In addition, this standard requires that the allocation of fixed production overheads to the costs of inventory be based on the normal capacity of the production facilities.  Grace adopted this standard in 2006 and it has not had a material impact on Grace’s Consolidated Financial Statements.

2.         Chapter 11-Related Information

Official Parties to Grace’s Chapter 11 Proceedings—Three creditors’ committees, two representing asbestos claimants and the third representing other unsecured creditors, and a committee representing shareholders, have been appointed in the Chapter 11 Cases. These committees, and a legal representative of future asbestos claimants, have the right to be heard on all matters that come before the Bankruptcy Court and are likely to play important roles in the Chapter 11 Cases. The Debtors are required to bear certain costs and expenses of the committees and of the representative of future asbestos claimants, including those of their counsel and financial advisors.

Plan of Reorganization—On November 13, 2004 Grace filed a plan of reorganization, as well as several associated documents, including a disclosure statement, with the Bankruptcy Court.  On January 13, 2005, Grace filed an amended plan of reorganization (the “Plan”) and related documents to address certain objections of creditors and other interested parties. The Plan is supported by committees representing general unsecured creditors and equity holders, but is not supported by committees representing asbestos personal injury claimants and asbestos property damage claimants or the representative of future asbestos claimants.

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

The Plan will become effective only after a vote of eligible creditors and with the approval of the Bankruptcy Court and the U.S. District Court for the District of Delaware. Votes on the Plan may not be solicited until the Bankruptcy Court approves the disclosure statement. The Bankruptcy Court has currently deferred consideration of the disclosure statement and Plan until after completion of estimation hearings on the amount of Grace’s asbestos-related liability. The Debtors have received extensions of their exclusive right to propose a plan of reorganization through July 23, 2007.  The asbestos claimants committees and the representative of future asbestos claimants have appealed the latest extension of exclusivity to the U.S. District Court for the District of Delaware.

Under the terms of the Plan, claims would be satisfied under the Chapter 11 Cases as follows:

Asbestos-Related Claims and Costs

A trust would be established under Section 524(g) of the Bankruptcy Code to which all pending and future asbestos-related claims would be channeled for resolution.  The trust would utilize specified trust distribution procedures to satisfy the following allowed asbestos-related claims and costs:

1.                           Personal injury claims that meet specified exposure and medical criteria (Personal Injury—Symptomatic Eligible or “PI-SE” Claims)—In order to qualify for this class, claimants would have to prove that their health is impaired from meaningful exposure to asbestos-containing products formerly manufactured by Grace.

2.                           Personal injury claims that do not meet the exposure and medical criteria necessary to qualify as PI-SE Claims (Personal Injury-Asymptomatic and Other or “PI-AO” Claims)—This class would contain all asbestos-related personal injury claims against Grace that do not meet the specific requirements to be PI-SE Claims, but do meet certain other specified exposure and medical criteria.

3.                           Property damage claims, including claims related to ZAI (“PD Claims”)—In order to qualify for this class, claimants would have to prove Grace liability for loss of property value or remediation costs related to products formerly manufactured by Grace that claimants allege contained asbestos.

4.                           Trust administration costs and legal expenses

The pending asbestos-related legal proceedings are described in “Asbestos-Related Litigation” (see Note 3). The claims arising from such proceedings would be subject to this classification process as part of the Plan.

The Bankruptcy Court has entered separate case management orders for estimating liability for pending and future personal injury claims and adjudicating pending property damage claims, excluding ZAI claims. Trial dates for estimating liability for personal injury claims have been scheduled for June 2007.  Hearings for the adjudication of various issues regarding property damage claims are currently scheduled to take place during the first and second quarters of 2007.  The Debtors expect that the estimated liability will provide the basis for determining the Funding Amount to be paid into the trust on the effective date of the Plan.

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

The PI-SE Claims, the PD Claims and the related trust administration costs and expenses would be funded with (1) a payment of $512.5 million in cash (plus interest at 5.5% compounded annually from December 21, 2002) and nine million shares of common stock of Sealed Air Corporation (“Sealed Air”) to be made directly by Cryovac, Inc., a wholly owned subsidiary of Sealed Air (“Cryovac”), to the asbestos trust pursuant to the terms of a settlement agreement resolving asbestos-related, successor liability and fraudulent transfer claims against Sealed Air and Cryovac and (2) Grace common stock. The number of shares of Grace common stock required to satisfy these claims will depend on the price of Grace common stock on the effective date of the Plan, liability measures approved by the Bankruptcy Court, and the value of the Sealed Air settlement, which changes daily with the accrual of interest and the trading value of Sealed Air common stock. The Sealed Air settlement agreement has been approved by the Bankruptcy Court, but remains subject to the fulfillment of specified conditions.

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

Other Claims

The Plan provides that all allowed administrative or priority claims would be paid 100% in cash and all general unsecured claims, other than those covered by the asbestos trust, would be paid 85% in cash and 15% in Grace common stock. Grace estimates that claims with a recorded value of approximately $1,227 million, including interest accrued through September 30, 2006, would be satisfied in this manner at the effective date of the Plan. Grace would finance these payments with cash on hand, cash from Fresenius Medical Care Holdings, Inc. (“Fresenius”) paid in settlement of asbestos and other Grace-related claims, new

Grace debt, and Grace common stock.  Grace would satisfy other non-asbestos related liabilities and claims (primarily certain environmental, tax, pension and retirement medical obligations) as they become due and payable over time using cash flow from operations, insurance proceeds from policies and settlement agreements covering asbestos-related liabilities, and new credit facilities. Proceeds from available product liability insurance applicable to asbestos-related claims would supplement operating cash flow to service new debt and liabilities not paid on the effective date of the Plan.

Effect on Grace Common Stock

The Plan provides that Grace common stock will remain outstanding at the effective date of the Plan, but that the interests of existing shareholders would be subject to dilution by additional shares of common stock issued under the Plan. In addition, in order to preserve significant tax benefits from net operating loss carryforwards (“NOLs”) and certain future deductions, which are subject to elimination or limitation in the event of a change in control (as defined by the Internal Revenue Code) of Grace, the Plan places restrictions on the purchase of Grace common stock. The restrictions would prohibit (without the consent of Grace), for a period of three years after the effective date of the Plan, a person or entity from acquiring more than 4.75% of the outstanding Grace common stock or, for those persons already holding more than 4.75%, prohibit them from increasing or decreasing their holdings. The Bankruptcy Court has also approved the trading restrictions described above, excluding the restriction on sales, until the effective date of the Plan.

Grace intends to address all pending and future asbestos-related claims and all other pre-petition claims as outlined in the Plan. However, Grace may not be successful in obtaining approval of the Plan by the Bankruptcy Court and other interested parties. For example, the asbestos creditors committees and representative of future asbestos claimants have challenged the confirmability of the Plan, arguing that the Plan impairs the rights of asbestos creditors and impermissibly denies them voting rights, and have asserted that Grace’s asbestos-related liabilities exceed the fair value of Grace’s assets.  As a result of these challenges and other Bankruptcy Court rulings, a materially different plan of reorganization may ultimately be approved and, under the ultimate plan of reorganization, the interests of the Company’s shareholders could be substantially diluted or cancelled. The value of Grace common stock following a plan of reorganization, and the extent of any recovery by non-asbestos-related creditors, will depend principally on the allowed value of Grace’s asbestos-related claims as determined by the Bankruptcy Court.

Claims Filings—The Bankruptcy Court established a bar date of March 31, 2003 for claims of general unsecured creditors, asbestos-related property damage claims (other than ZAI claims) and medical monitoring claims related to asbestos. The bar date did not apply to asbestos-related personal injury claims or claims related to ZAI, which will be dealt with separately.

Approximately 14,900 proofs of claim were filed by the March 31, 2003 bar date. Of these claims, approximately 9,400 were non-asbestos related, approximately 4,300 were for asbestos-related property damage, and approximately 1,000 were for medical monitoring. The medical monitoring claims were made by individuals who allege exposure to asbestos through Grace’s products or operations. These claims, if sustained, would require Grace to fund ongoing health monitoring costs for qualified claimants. In addition, approximately 800 proofs of claim were filed after the bar date.

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

The Debtors have analyzed the claims as filed and have found that many are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of September 30, 2006, the Debtors had filed objections to approximately 5,500 claims (approximately 100 of which were subsequently withdrawn), approximately 3,950 of which were asbestos property damage claims. Of the 5,400 claims, approximately 2,300 have been expunged, approximately 250 have been resolved, approximately 2,150 have been withdrawn by claimants, and the remaining approximately 700 will be addressed through the claims objection process and the dispute resolution procedures approved by the Bankruptcy Court.

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

Litigation Proceedings in Bankruptcy Court—In September 2000, Grace was named in a purported class action lawsuit filed in California Superior Court for the County of San Francisco, alleging that the 1996 reorganization involving a predecessor of Grace and Fresenius AG and the 1998 reorganization involving a predecessor of Grace and Sealed Air were fraudulent transfers. The Bankruptcy Court authorized the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants to proceed with claims against Fresenius and Sealed Air and Cryovac on behalf of the Debtors’ bankruptcy estate.

On November 29, 2002, Sealed Air (and Cryovac) and Fresenius each announced that they had reached agreements in principle with such Committees to settle asbestos, successor liability and fraudulent transfer claims related to such transactions (the “litigation settlement agreements”). Under the terms of the Fresenius settlement, subject to the fulfillment of certain conditions, Fresenius would pay $115.0 million to the Debtors’ estate as directed by the Bankruptcy Court upon confirmation of the Debtors’ plan of reorganization. In July 2003, the Fresenius settlement was approved by the Bankruptcy Court. Under the terms of the Sealed Air settlement, subject to the fulfillment of certain conditions, Cryovac would make a payment of $512.5 million (plus interest at 5.5% compounded annually, commencing on December 21, 2002) and nine million shares of Sealed Air common stock (collectively valued at $1,114.5 million as of September 30, 2006), as directed by the Bankruptcy Court upon confirmation of the Debtors’ plan of reorganization. In June 2005, the Sealed Air settlement was approved by the Bankruptcy Court.

Debt Capital—All of the Debtors’ pre-petition debt is in default due to the Filing. The accompanying Consolidated Balance Sheets reflect the classification of the Debtors’ pre-petition debt within “liabilities subject to compromise.”

The Debtors have entered into a debtor-in-possession post-petition loan and security agreement with Bank of America, N.A. (the “DIP facility”) in the aggregate amount of $250 million.  The term of the DIP facility expires on April 1, 2008.

Accounting Impact—The accompanying Consolidated Financial Statements have been prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” promulgated by the American Institute of Certified Public Accountants. SOP 90-7 requires that financial statements of debtors-in-possession be prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.  However, as a result of the Filing, the realization of certain of the Debtors’ assets and the liquidation of certain of the Debtors’ liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, the ultimate plan of reorganization could materially change the amounts and classifications reported in the Consolidated Financial Statements.

Pursuant to SOP 90-7, Grace’s pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of September 30, 2006, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation, and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.  Grace presents reorganization items as “Chapter 11 expenses, net,” a separate caption in its Consolidated Statements of Operations.

Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the litigation settlements with Sealed Air and Fresenius, as such agreements are subject to conditions which, although expected to be met, have not been satisfied and confirmed by the Bankruptcy Court. The value available under these litigation settlement agreements as measured at September 30, 2006, was $1,229.5 million comprised of $115.0 million in cash from Fresenius and $1,114.5 million in cash and stock from Cryovac. Payments under the Sealed Air settlement will be made directly to the asbestos trust by Cryovac, and will be accounted for as a satisfaction of a portion of Grace’s recorded asbestos-related liability and a credit to shareholder’s equity.

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

Components of liabilities subject to compromise are as follows:

(In millions)	September 30, 2006	December 31, 2005
Debt, pre-petition plus accrued interest	$725.3	$684.7
Asbestos-related liability	1,700.0	1,700.0
Income taxes	133.7	136.5
Environmental remediation	363.2	342.0
Postretirement benefits other than pension	86.4	101.3
Unfunded special pension arrangements	89.0	86.4
Retained obligations of divested businesses	14.8	18.1
Accounts payable	31.7	31.5
Other accrued liabilities	67.5	54.6
Total Liabilities Subject to Compromise	$3,211.6	$3,155.1

Note that the unfunded special pension arrangements reflected above exclude non-U.S. plans and qualified U.S. plans that became underfunded subsequent to the Filing. Contributions to qualified U.S. plans are subject to Bankruptcy Court approval.

Change in Liabilities Subject to Compromise—The following chart is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through September 30, 2006.

(In millions)	Cumulative Since Filing
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Settlements of noncore contingencies	(119.7)
Other court orders including employee wages and benefits, sales and use tax, and customer programs	(325.2)
Expense/(income) items:
Interest on pre-petition liabilities	256.7
Employee-related accruals	36.7
Change in estimate of asbestos-related contingencies	744.8
Change in estimate of environmental contingencies	295.6
Change in estimate of income tax contingencies	(2.8)
Balance sheet reclassifications	(25.7)
Balance, end of period	$3,211.6

Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court’s allowance of contingent or disputed claims.

Beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate quoted by Bloomberg, adjusted for periodic changes, and compounded quarterly. The effective rates for the three months and nine months ended September 30, 2006 were 8.25% and 7.86%, respectively.  From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly.

Chapter 11 Expenses
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Legal and financial advisory fees	$13.9	$11.2	$38.1	$25.2
Interest income	(1.9)	(1.9)	(5.9)	(5.3)
Chapter 11 expenses, net	$12.0	$9.3	$32.2	$19.9

Pursuant to SOP 90-7, interest income earned on the Debtors’ cash balances must be offset against Chapter 11 expenses.  Cumulative legal and financial advisory fees since the Filing were $159.4 million through September 30, 2006.

Condensed Financial Information of the Debtors

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession
Statements of Operations
(In millions)

	Nine Months Ended September 30,
	2006	2005
Net sales, including intercompany	$1,096.7	$952.6
Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	810.1	659.7
Selling, general and administrative expenses, exclusive of net pension expense and depreciation and amortization shown separately below	265.0	199.0
Research and development expenses	30.3	28.7
Depreciation and amortization	44.6	49.2
Net pension expense	34.8	39.2
Interest expense and related financing costs	54.2	40.8
Provision for environmental remediation	30.0	—
Other (income) expense	(48.7)	(65.5)
	1,220.3	951.1
Income (loss) before Chapter 11 expenses, income taxes, and equity in net income of non-filing entities	(123.6)	1.5
Chapter 11 expenses, net	(32.1)	(19.7)
Benefit from (provision for) income taxes	35.2	4.2
Income (loss) before equity in net income of non-filing entities	(120.5)	(14.0)
Equity in net income of non-filing entities	133.8	81.9
Net income (loss)	$13.3	$67.9

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession
Condensed Statements of Cash Flows
(In millions)

	Nine Months Ended September 30,
	2006	2005
Operating Activities
Net income (loss)	$13.3	$67.9
Reconciliation to net cash provided by (used for) operating activities:
Chapter 11 expenses, net	32.1	19.7
(Benefit from) provision for income taxes	(35.2)	(4.2)
Equity in net income of non-filing entities	(133.8)	(81.9)
Depreciation and amortization	44.6	49.2
Interest on pre-petition liabilities subject to compromise	53.1	37.7
Provision for environmental remediation	30.0	—
Other non-cash items, net	0.4	(1.6)
Contributions to defined benefit pension plans	(99.2)	(24.9)
Cash paid to settle noncore contingencies	—	(119.7)
Changes in other assets and liabilities, excluding the effect of businesses acquired/divested	(16.5)	(49.1)
Net cash provided by (used for) operating activities	(111.2)	(106.9)
Investing Activities
Capital expenditures	(60.2)	(37.8)
Loan repayments and other	80.9	81.0
Net cash provided by (used for) investing activities	20.7	43.2
Net cash provided by (used for) financing activities	(1.8)	(2.1)
Net increase (decrease) in cash and cash equivalents	(92.3)	(65.8)
Cash and cash equivalents, beginning of period	269.2	340.0
Cash and cash equivalents, end of period	$176.9	$274.2

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession
Balance Sheets
(In millions)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$176.9	$269.2
Trade accounts receivable, net	139.4	108.0
Receivables from non-filing entities, net	61.3	62.3
Inventories	73.2	86.8
Other current assets	43.8	53.5
Total Current Assets	494.6	579.8
Properties and equipment, net	392.1	378.9
Cash value of life insurance policies, net of policy loans	86.9	84.8
Deferred income taxes	734.2	701.0
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	255.4	306.9
Investment in non-filing entities	703.2	527.9
Other assets	77.7	79.3
Total Assets	$3,244.1	$3,158.6
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities	$207.4	$187.3
Minority interest in consolidated affiliates	57.1	32.6
Other liabilities	312.1	378.9
Total Liabilities Not Subject to Compromise	576.6	598.8
Liabilities Subject to Compromise	3,211.6	3,155.1
Total Liabilities	3,788.2	3,753.9
Shareholders’ Equity (Deficit)	(544.1)	(595.3)
Total Liabilities and Shareholders’ Equity (Deficit)	$3,244.1	$3,158.6

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

Property Damage Litigation—The plaintiffs in asbestos property damage lawsuits generally seek to have the defendants pay for the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. Each property damage case is unique in that the age, type, size and use of the building, and the difficulty of asbestos abatement, if necessary, vary from structure to structure. Information regarding product identification, the amount of product in the building, the age, type, size and use of the building, the legal status of the claimant, the jurisdictional history of prior cases and the court in which the case is pending has provided meaningful guidance as to the range of potential costs.

Out of 380 asbestos property damage cases (which involved thousands of buildings) filed prior to the Filing Date, 140 were dismissed without payment of any damages or settlement amounts; judgments after trial were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments after trial were entered in favor of the plaintiffs in eight cases (one of which is on appeal) for a total of $86.1 million; 207 property damage cases were settled for a total of $696.8 million; and 16 cases remain outstanding (including the one on appeal). Of the 16 remaining cases, eight relate to ZAI and eight relate to a number of former asbestos-containing products (two of which also are alleged to involve ZAI).

Approximately 4,300 additional property damage claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Such claims were reviewed in detail by Grace, categorized into claims with sufficient information to be evaluated or claims that require additional information and, where sufficient information existed, the estimated cost of resolution was considered as part of Grace’s recorded asbestos-related liability. (Approximately 200 claims did not contain sufficient information to permit an evaluation.) Grace has objected to virtually all property damage claims on a number of different bases, including: no authorization to file a claim; the claim was previously settled or adjudicated; no or insufficient documentation; failure to identify a Grace product; the expiration of the applicable statute of limitations and/or statute of repose, and/or laches; and a defense that the product in place is not hazardous. As of October 31, 2006, following the reclassification, withdrawal or expungement of claims, approximately 640 property damage claims remain outstanding.

Eight of the ZAI cases were filed as purported class action lawsuits in 2000 and 2001. In addition, ten lawsuits were filed as purported class actions in 2004 and 2005 with respect to persons and homes in Canada. These cases seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. The plaintiffs assert that this product is in millions of homes and that the cost of removal could be several thousand dollars per home. As a result of the Filing, the eight U.S. cases have been transferred to the Bankruptcy Court.  Based on Grace’s investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that the product was and continues to be safe for its intended purpose and poses little or no threat to human health. The plaintiffs in the ZAI lawsuits (and the U.S. government in the Montana criminal proceeding described in Note 12) dispute Grace’s position on the safety of ZAI. In July 2002, the Bankruptcy Court approved special counsel to represent, at the Debtors’ expense, the ZAI claimants in a proceeding to determine certain threshold scientific issues regarding ZAI. On October 18, 2004, the Bankruptcy Court held a hearing on motions filed by the parties to address a number of important legal and factual issues regarding the ZAI claims, and has taken the motions under advisement. No decision has yet been rendered.  Grace’s recorded asbestos-related liability at September 30, 2006 assumes the risk of loss from ZAI litigation is not probable.  If Grace’s view as to risk of loss were not sustained, management believes the cost to resolve the matter would be material.

Personal Injury Litigation—Asbestos personal injury claimants allege adverse health effects from exposure to asbestos-containing products formerly manufactured by Grace. Claims are generally similar to each other, differing primarily in the type of asbestos-related illness allegedly suffered by the plaintiff. Grace’s cost to resolve such claims has been influenced by numerous variables, including the solvency of other former producers of asbestos containing products, cross-claims by co-defendants, the rate at which new claims are filed, the jurisdiction in which the claims are filed, and the defense and disposition costs associated with these claims.

Cumulatively through the Filing Date, 16,354 asbestos personal injury lawsuits involving approximately 35,720 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved) and approximately 55,489 lawsuits involving approximately 163,698 claims were disposed of (through settlements and judgments) for a total of $645.6 million.  As of the Filing Date, 129,191 claims for personal injury were pending against Grace. Grace believes that a substantial number of additional personal injury claims would have been received between the Filing Date and September 30, 2006 had such claims not been stayed by the Bankruptcy Court.

Asbestos-Related Liability—The total recorded asbestos-related liability balance as of September 30, 2006 and December 31, 2005 was $1,700.0 million and is included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheets.  Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on its proposed plan of reorganization as discussed in Note 2. The amount recorded at September 30, 2006 includes the $1,613 million maximum amount reflected as a condition precedent to the Plan and $87 million related to pre-Chapter 11 contractual settlements and judgments included in general unsecured claims.

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

The Bankruptcy Court has entered separate case management orders for estimating liability for pending and future personal injury claims and adjudicating pending property damage claims, excluding ZAI claims. The Debtors expect that the estimated liability will provide the basis for determining the Funding Amount to be paid into the trust on the effective date of the Plan.

For personal injury claims, the Bankruptcy Court has ordered that all claimants with claims pending as of the Filing Date (other than settled but unpaid claims) must complete detailed questionnaires providing information on, among other things, their medical condition, including diagnostic support, exposure to Grace and non-Grace asbestos-containing products, employment history, and pending lawsuits against other companies.

Approximately 60,000 questionnaires were returned in response to the July 12, 2006 deadline.  Grace has analyzed the questionnaires and believes that a substantial percentage of the submitted questionnaires provide insufficient or incomplete responses.  In response to a request by Grace to compel the asbestos personal injury claimants to cure these deficiencies, the Bankruptcy Court has issued a ruling clarifying the information required of claimants submitting questionnaire responses and allowing claimants additional time to supplement their responses.

In August 2006, the Bankruptcy Court established bar dates for filing asbestos personal injury claims pending as of the Filing Date.  Claimants asserting settled but unpaid pre-petition personal injury claims were required to file proofs of claim by

October 16, 2006.  Approximately 35,000 of such claims were submitted.  Non-settled pre-petition personal injury proofs of claim must be filed by November 15, 2006.

Grace expects the estimation process for personal injury claims will include the compilation of data from the questionnaires, review and analysis of such data by experts, the preparation of expert reports, including estimates of the number of personal injury claims expected to be filed in the future, and depositions of witnesses and other pretrial discovery proceedings. Grace expects the process to conclude in an estimation hearing in mid-2007.

For property damage claims, the case management order provides that estimation will be preceded by litigation on certain common threshold issues affecting a substantial majority of claims. Such litigation will consist of determining, among other things, (1) whether asbestos-containing products formerly manufactured by Grace are hazardous in place, (2) the date by which building owners knew or should have known of the reported hazards of asbestos-containing materials in their buildings, which would provide the basis for a statute of limitations defense, and (3) the evidentiary admissibility of certain asbestos testing methodologies. During the period preceding the estimation hearing, Grace will also ask the Bankruptcy Court to rule on Grace’s specific objections to individual claims and groups of claims. Claims not resolved or expunged through the common issue litigation or the objection process are expected to be the subject of an estimation hearing that is currently scheduled to take place during the second quarter of 2007.

The Funding Amount will be primarily a function of the number of estimated allowed property damage and personal injury claims, and the amount payable per claim. Through the estimation process, Grace will seek to demonstrate that most claims have no value because they fail to establish any material property damage, health impairment or significant occupational exposure to asbestos from Grace’s operations or products. If the Bankruptcy Court agrees with Grace’s position on the number of, and the amounts to be paid in respect of, allowed personal injury and property damage claims, then Grace believes that the Funding Amount could be less than $1,613 million. However, this outcome is highly uncertain and will depend on a number of Bankruptcy Court rulings favorable to Grace’s position.

Conversely, the asbestos claimants committees and the representative of future asbestos claimants continue to assert that Grace’s asbestos-related liabilities are substantially higher than $1,613 million, and in fact are in excess of Grace’s business value.  If the Court accepts the position of the asbestos claimants committees, then any plan of reorganization likely would result in the loss of all or substantially all equity value by current shareholders. Therefore, due to the significant uncertainties of this process and asbestos litigation generally, Grace is not able to estimate a probable Funding Amount that would be accepted by the Bankruptcy Court.

However, as Grace is willing to proceed with confirmation of the Plan with a Funding Amount of up to $1,613 million (assuming that other conditions precedent to confirmation of the Plan are satisfied, including the availability of the payment from Cryovac directly to the asbestos trust under the settlement agreement described in Note 2), during the fourth quarter of 2004, Grace accrued a charge of $714.8 million to increase its recorded asbestos-related liability to reflect the maximum amount allowed as a condition precedent under the Plan. This amount, plus $87.0 million for pre-Chapter 11 contractual settlements and judgments, brings the total recorded asbestos-related liability as of September 30, 2006 and December 31, 2005 to $1,700 million. Any differences between the Plan as filed and as approved for confirmation could fundamentally change the accounting measurement of Grace’s asbestos-related liability and that change could be material.

Insurance Rights—Grace previously purchased insurance policies that provide coverage for years 1962 to 1985 with respect to asbestos-related lawsuits and claims. Since 1985, insurance coverage for asbestos-related liabilities has not been commercially available to Grace.

With one exception, coverage disputes regarding Grace’s primary insurance policies have been settled, and the settlement amounts paid in full. Grace’s excess coverage is for loss above certain levels.  The levels vary from policy to policy, creating “layers” of excess coverage, some of which are triggered before others. As of September 30, 2006, after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements, there remains approximately $959 million of excess coverage from approximately 54 presently solvent insurers.

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

During the first nine months of 2005, Grace completed two acquisitions for a total cash cost of $2.5 million as follows:

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

5.	Other (Income) Expense

Components of other (income) expense are as follows:

Other (Income) Expense (In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income from insurance settlements	$(0.9)	$(4.2)	$(7.8)	$(24.5)
COLI income, net	(0.5)	0.3	(2.2)	(1.6)
Interest income	(1.7)	(0.8)	(4.7)	(2.4)
Net (gain) loss on sales of investments and disposals of assets	0.2	1.4	(2.6)	0.9
Currency translation—intercompany loan	(2.4)	1.1	(16.1)	32.5
Value of currency contracts	1.6	(1.1)	15.1	(32.3)
Other currency transaction effects	(0.2)	0.3	2.5	0.8
Other miscellaneous income	(2.4)	(1.4)	(6.3)	(7.8)
Total other (income) expense	$(6.3)	$(4.4)	$(22.1)	$(34.4)

Grace accounts for currency fluctuations on an intercompany loan between its subsidiaries in the United States and Germany as a component of operating results instead of as a component of other comprehensive income because Grace has determined that the loan is not part of its permanent capital structure in Germany.

6.   Other Balance Sheet Accounts

(In millions)	September 30, 2006	December 31, 2005
Inventories
Raw materials	$67.1	$67.3
In process	40.0	32.8
Finished products	189.7	210.8
General merchandise	33.0	33.2
Less: Adjustment of certain inventories to a last-in/first-out (LIFO) basis	(42.4)	(65.8)
	$287.4	$278.3
Other Assets
Deferred pension costs	$119.6	$108.8
Deferred charges	11.9	20.8
Long-term receivables, less allowances of $0.8 (2005–$0.7)	7.4	7.6
Patents, licenses and other intangible assets, net	86.4	87.6
Pension-unamortized prior service cost	12.7	12.7
Investments in unconsolidated affiliates and other	0.6	0.6
	$238.6	$238.1
Other Current Liabilities
Accrued compensation	$82.0	$70.4
Deferred tax liability	0.9	0.8
Customer volume rebates	36.2	35.4
Accrued commissions	12.7	11.1
Accrued reorganization fees	23.8	18.0
Other accrued liabilities	66.8	62.2
	$222.4	$197.9

During the third quarter of 2006, a reduction in U.S. LIFO inventory levels resulted in costs pertaining to prior years being reflected in cost of sales for the three months ended September 30, 2006.  This had the effect of increasing pre-tax income by $1.3 million compared to current cost.

Accrued compensation in the table above includes salaries and wages as well as estimated amounts due under the annual and long-term incentive programs. Other liabilities in the Consolidated Balance Sheet includes amounts expected to be paid under these programs after October 1, 2007.

7.   Life Insurance

Grace is the beneficiary of corporate-owned life insurance (“COLI”) policies on certain current and former employees with a net cash surrender value of $86.9 million and $84.8 million at September 30, 2006 and December 31, 2005, respectively. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years.

The following tables summarize activity in these policies for the nine months ended September 30, 2006 and 2005, and the components of net cash value at September 30, 2006 and December 31, 2005:

Life Insurance—Activity Summary	Nine Months Ended September 30,
(In millions)	2006	2005
Earnings on policy assets	$3.2	$4.1
Interest on policy loans	(1.0)	(2.5)
Premiums	—	1.8
Policy loan repayments	0.1	0.5
Proceeds from termination of life insurance policies	—	(14.8)
Net investing activity	(0.2)	(2.2)
Change in net cash value	$2.1	$(13.1)
Tax-free proceeds received	$0.4	$2.2

Components of Net Cash Value (In millions)	September 30, 2006	December 31, 2005
Gross cash value	$112.0	$109.2
Principal—policy loans	(23.6)	(23.7)
Accrued interest—policy loans	(1.5)	(0.7)
Net cash value	$86.9	$84.8
Insurance benefits in force	$196.9	$196.3

Grace’s financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

In January 2005, Grace surrendered and terminated most of its other COLI policies and received approximately $14.8 million of net cash value from the termination.

8.   Debt

Components of Debt (In millions)	September 30, 2006	December 31, 2005
Debt payable within one year
Other short-term borrowings	$3.2	$2.3
Debt payable after one year
Other long-term borrowings	$0.4	$0.4
Debt Subject to Compromise
Bank borrowings	$500.0	$500.0
Other borrowings	14.4	14.3
Accrued interest	210.9	170.4
	$725.3	$684.7
Annualized weighted average interest rates on total debt	7.9%	6.1%

In April 2001, the Debtors entered into the DIP facility for a two-year term in the aggregate amount of $250 million. The DIP facility is secured by a priority lien on substantially all assets of the Debtors with the exclusion of foreign stock holdings, and bears interest based on the London Interbank Offered Rate (LIBOR). The Debtors have extended the term of the DIP facility through April 1, 2008. Grace had no outstanding borrowings under the DIP facility as of September 30, 2006; however, $48.7 million of standby letters of credit were issued and outstanding under the facility. The letters of credit, which reduce available funds under the facility, were issued primarily for trade-related matters such as performance bonds, and certain insurance and environmental matters.

9.   Shareholders’ Equity (Deficit)

Under its Certificate of Incorporation, the Company is authorized to issue 300,000,000 shares of common stock, $0.01 par value. Of the common stock unissued at September 30, 2006, approximately 5,251,838 shares were reserved for issuance pursuant to stock options and other stock incentives. Since the Filing Date, Grace has not granted any stock options.

For additional information, see Notes 15 and 17 to the Consolidated Financial Statements in Grace’s 2005 Form 10-K.

10.   Earnings (Loss) Per Share

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share.

Earnings (Loss) Per Share	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2006	2005	2006	2005
Numerators
Net income (loss)	$18.4	$32.1	$13.3	$67.9
Denominators
Weighted average common shares— basic calculation	68.3	66.9	67.7	66.8
Dilutive effect of employee stock options	0.2	0.3	0.4	0.5
Weighted average common shares—diluted calculation	68.5	67.2	68.1	67.3
Basic earnings (loss) per share	$0.27	$0.48	$0.20	$1.02
Diluted earnings (loss) per share	$0.27	$0.48	$0.20	$1.01

Excluded from the calculation of diluted earnings (loss) per share were currently outstanding options to purchase 4,677,325 and 4,673,728 shares for the three and nine months ended September 30, 2006, respectively, and 6,397,833 shares for each of the three and nine months ended September 30, 2005, because such shares would have been antidilutive.

11.   Comprehensive Income (Loss)

The tables below present the pre-tax, tax and after tax components of Grace’s other comprehensive income (loss) for the three months and nine months ended September 30, 2006 and 2005:

Three Months Ended September 30, 2006 (In millions)	Pre-Tax Amount	Tax Expense	After- Tax Amount
Commodity hedging activities	$(0.6)	$0.2	$(0.4)
Foreign currency translation adjustments	8.3	—	8.3
Other comprehensive income (loss)	$7.7	$0.2	$7.9

Nine months Ended September 30, 2006 (In millions)	Pre-Tax Amount	Tax Benefit	After- Tax Amount
Commodity hedging activities	$(1.0)	$0.3	$(0.7)
Foreign currency translation adjustments	22.9	—	22.9
Other comprehensive income (loss)	$21.9	$0.3	$22.2

Three Months Ended September 30, 2005 (In millions)	Pre-Tax Amount	Tax Benefit	After- Tax Amount
Foreign currency translation adjustments	$(0.9)	$—	$(0.9)
Other comprehensive income (loss)	$(0.9)	$—	$(0.9)

Nine months Ended September 30, 2005 (In millions)	Pre-Tax Amount	Tax Benefit	After- Tax Amount
Foreign currency translation adjustments	$(23.3)	$—	$(23.3)
Other comprehensive income (loss)	$(23.3)	$—	$(23.3)

From time to time, Grace enters into derivatives such as forward contracts or option contracts directly with natural gas suppliers, and fixed-rate swaps with financial institutions to mitigate the risk of volatility of natural gas prices in the United States.  Under fixed-rate swaps, Grace locks in a fixed rate with a financial institution for future natural gas purchases, purchases its natural gas from a supplier at the prevailing market rate, and settles with the bank for any difference in the rates, thereby “swapping” a variable rate for a fixed rate.  During the first nine months of 2006, Grace purchased forward contracts, swaps and options for a portion of its expected natural gas requirements. The outstanding swaps and options were treated as effective cash flow hedges for accounting purposes and revalued at the end of each of the first three quarters of 2006, with corresponding adjustments to other comprehensive income (loss).

The following table presents the components of Grace’s accumulated other comprehensive income (loss) at September 30, 2006 and December 31, 2005:

Components of Accumulated Other Comprehensive Income (Loss) (In millions)	September 30, 2006	December 31, 2005
Commodity hedging (net of tax)	$(0.7)	$—
Minimum pension liability (net of tax)	(362.7)	(362.7)
Foreign currency translation	(8.3)	(31.2)
Accumulated other comprehensive income (loss)	$(371.7)	$(393.9)

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

12.   Commitments and Contingent Liabilities

Asbestos-Related Litigation—See Note 3

Environmental Remediation—Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace accrues for anticipated costs associated with investigative and remediation efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. These accruals do not take into account any discounting for the time value of money.

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

At September 30, 2006, Grace’s estimated liability for environmental investigative and remediation costs totaled $363.2 million, as compared with $342.0 million at December 31, 2005. The amount is based on funding and/or remediation agreements in place and Grace’s best estimate of its cost for sites not subject to a formal remediation plan. Grace’s estimated environmental liabilities are included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheets.

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

Net cash expenditures charged against previously established reserves for the nine months ended September 30, 2006 and 2005 were $8.7 million and $26.1 million, respectively.  Cash expenditures in 2005 included a settlement payment of $21.4 million related to a formerly owned site.

Vermiculite Related Matters

EPA Lawsuit—In November 1999, Region 8 of the Environmental Protection Agency (“EPA”) began an investigation into alleged excessive levels of asbestos-related disease in the Libby population related to Grace’s former mining activities in Libby, Montana. This investigation led the EPA to undertake additional investigative activity and to carry out response actions in and around Libby. On March 30, 2001, the EPA filed a lawsuit in U.S. District Court for the District of Montana, Missoula Division (United States v. W. R. Grace & Company et al.) under the Comprehensive Environmental Response, Compensation and Liability Act for the recovery of costs allegedly incurred by the United States in response to the release or threatened release of asbestos in the Libby, Montana area relating to such former mining activities. These costs include cleaning and/or demolition of contaminated buildings, excavation and removal of contaminated soil, health screening of Libby residents and former mine workers, and investigation and monitoring costs. In this action, the EPA also sought a declaration of Grace’s liability that would be binding in future actions to recover further response costs.

In December 2002, the District Court granted the United States’ motion for partial summary judgment on a number of issues that limited Grace’s ability to challenge the EPA’s response actions. In January 2003, a trial was held on the remainder of the issues, which primarily involved the reasonableness and adequacy of documentation of the EPA’s cost recovery claims through December 31, 2001. On August 28, 2003, the District Court issued a ruling in favor of the United States that requires Grace to reimburse the government for $54.5 million (plus interest) in costs expended through December 2001, and for all appropriate future costs to complete the remediation activities. The Ninth Circuit Court of Appeals upheld the District Court’s rulings.  Grace’s petition for the U.S. Supreme Court to hear the case was denied.

Grace’s total estimated liability for vermiculite-related remediation, including the cost of remediation of vermiculite processing sites outside of Libby, at September 30, 2006 and December 31, 2005 was $255.7 million and $226.2 million, respectively.  The estimate at September 30, 2006 includes $164.4 million for asserted reimbursable costs through 2005, including the charge taken in the second quarter of 2006. The current estimate does not include the cost to remediate the Grace-owned mine site at Libby or other nearby properties that may require remediation, which costs are not currently estimable. Grace’s estimate of costs is based on U.S. Government spending data through December 31, 2005, public comments regarding the EPA’s spending plans, discussions of spending forecasts with EPA representatives, analysis of other information made available from the EPA, and evaluation of probable remediation costs at vermiculite processing sites. However, the EPA’s cost estimates have increased regularly and substantially over the course of this remediation. Consequently, as the EPA’s spending on these matters increases, Grace’s liability for remediation will increase.  Grace has been informed that the U.S. Government is attempting to estimate the future cost of this environmental remediation.  This information may require Grace to increase its estimate of liability and the increase could be material.

Montana Criminal Proceeding—On February 7, 2005, the United States Department of Justice announced the unsealing of a grand jury indictment against Grace and seven current or former senior level employees (United States of America v. W. R. Grace & Co. et al) relating to Grace’s former vermiculite mining and processing activities in Libby, Montana.  The indictment accuses the defendants of (1) conspiracy to violate environmental laws and obstruct federal agency proceedings; (2) violations of the federal Clean Air Act; and (3) obstruction of justice.

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

In March 2005, the U.S. District Court for the District of Montana entered a scheduling order setting a trial date of September 11, 2006.  In July

2006, the Court dismissed a portion of the conspiracy count of a superseding indictment alleging conspiracy to knowingly endanger residents of the Libby area and others in violation of the Clean Air Act.  In August 2006, the Court granted a motion by the defendants to exclude as evidence sample results that included minerals that do not constitute asbestos under the Clean Air Act.  The Government has appealed these and other rulings to the Ninth Circuit Court of Appeals.  As a result of the appeal, the trial has been delayed until September 2007 or later pending resolution of the appeals.

The U.S. Bankruptcy Court previously granted Grace’s request to advance legal and defense costs to the employees, subject to a reimbursement obligation if it is later determined that the employees did not meet the standards for indemnification set forth under the appropriate state corporate law. For the nine months ended September 30, 2006 and 2005, total expense for Grace and the employees was $48.2 million and $12.8 million respectively, which amounts are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.  Cumulative expenses to address this matter were $68.2 million through September 30, 2006.

Grace is unable to assess whether the indictment, or any conviction resulting therefrom, will have a material adverse effect on the results of operations or financial condition of Grace or affect Grace’s bankruptcy proceedings. While the appeal is pending, Grace expects legal fees for this matter to be $2 million to $4 million per quarter.  Grace intends to expense such costs as they are incurred.

New Jersey Lawsuit—On June 1, 2005, the New Jersey Department of Environmental Protection (“DEP”) filed a lawsuit against Grace and two former employees seeking civil penalties for alleged misrepresentations and false statements made in a Preliminary Assessment/Site Investigation Report and Negative Declarations submitted by Grace to the DEP in 1995 pursuant to the New Jersey Industrial Site Recovery Act. Grace submitted the Report, which was prepared by an independent environmental consultant, in connection with the closing of Grace’s former plant in Hamilton Township, New Jersey. Grace is also aware that the State of New Jersey and U.S. Department of Justice each are conducting criminal investigations related to Grace’s former operations of such plant.

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

Non-Vermiculite Related Matters

At September 30, 2006 and December 31, 2005, Grace’s estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $107.5 million and $115.8 million, respectively. This liability relates to Grace’s current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party.  Grace’s estimated liability is based upon an evaluation of claims for which sufficient information was available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.

Tax Matters—In 2005, Grace settled all proposed tax adjustments with the Internal Revenue Service (the “IRS”) with respect to the 1993-1996 Federal income tax audit, and paid applicable taxes and interest of $90.0 million, with the exception of approximately $7.0 million of proposed adjustments relating to research and experimentation credits, with respect to which a settlement is currently under discussion with the IRS.

As a consequence of resolving federal tax adjustments for the 1993-1996 tax periods, Grace owes approximately $12 million in additional state taxes and accrued interest, which will be paid in accordance with Grace’s bankruptcy proceedings.

In June 2006, Grace received revised examination reports from the IRS for the 1988-1989 and 1997-2001 tax periods (collectively, the “Examination Reports”) asserting, in the aggregate, approximately $32.5 million of net additional tax plus accrued interest.  The most significant issue addressed in the Examination Reports concerns the carryback of a specified liability loss from the 1998 tax period to the 1989 taxable year.  Since

Grace was in a net operating loss position for all but two of the other tax periods covered in the audit, most of the other issues addressed in the Examination Reports, if determined adversely to Grace, would be unlikely to result in any cash tax liability but rather would likely impact the amount of certain tax attributes claimed by Grace in those tax periods such as losses and credits.  On May 25, 2006, Grace filed a protest with the IRS Office of Appeals with respect to this carry-back issue.  Grace’s federal tax returns covering 2002 and later years are open for future examination by the IRS.

The IRS has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1998 against a Grace subsidiary that formerly operated a temporary staffing business for nurses and other health care personnel. In August 2006, Grace agreed with the U.S. Department of Justice and the IRS on a settlement amount of $13.0 million and other terms that would resolve the matter.  Grace has a right to indemnification from its former partner in the business for approximately $2.6 million of the settlement amount. The settlement has been approved by the Bankruptcy Court, but remains subject to the execution of written closing agreements with the IRS and the Department of Justice.

In September 2006, the German Ministry of Finance issued guidance that excludes Grace’s German subsidiary from the application of a law that was effective in 2005 prohibiting interest deductions in relation to certain related party loans.

Grace recorded a $12.0 million reduction in third quarter 2006 tax expense as a result of the resolution of the two foregoing issues.

As of December 31, 2005, Grace had approximately $112.6 million in net operating loss (“NOL”) carryforwards. Grace anticipates generating additional NOLs upon emergence from bankruptcy as contemplated in the Plan.  Because Grace did not pay a significant amount of U.S. taxes in prior years and/or has already received tax refunds from available NOL carryback years, it expects to carryforward most of its current and anticipated NOLs. Under federal income tax law, a corporation is generally permitted to carryforward NOLs for a 20-year period for deduction against future taxable income. Grace’s ability to deduct NOL carryforwards could be significantly limited if it were to undergo an ownership change during or as a result of the Chapter 11 Cases.  During the course of the bankruptcy proceeding, the Bankruptcy Court entered an order that places certain limitations on trading in Grace common stock or options convertible into Grace common stock.  Pursuant to these limitations, Grace intends to object to any purchase of Grace common stock or options that would potentially contribute to an ownership change.  However, Grace can provide no assurance that these limitations will prevent an ownership change or that its ability to utilize net operating loss carryforwards will not be significantly limited as a result of Grace’s reorganization.

Purchase Commitments—Grace engages in purchase commitments to minimize the volatility of major components of direct manufacturing costs including natural gas, certain metals, asphalt, amines and other materials.  Such commitments are for quantities that Grace fully expects to use in its normal operations.

Guarantees and Indemnification Obligations —Grace is a party to many contracts containing guarantees and indemnification obligations. These contracts primarily consist of:

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

•                  Contracts entered into with third party consultants, independent contractors, and other service providers in which Grace has agreed to indemnify such parties against certain liabilities in connection with their performance. Based on historical experience and the likelihood that such parties will make a claim against Grace, Grace believes that such indemnification obligations are immaterial.

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

Financial Assurances—Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters.  At September 30, 2006, Grace had gross financial assurances issued and outstanding of $256.1 million, comprised of $135.0 million of surety bonds issued by various insurance companies, and $121.1 million of standby letters of credit and other financial assurances issued by various banks. As discussed in Note 8, $48.7 million of these financial assurances have been issued under the DIP facility.

Accounting for Contingencies—Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. generally accepted accounting principles. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace’s Chapter 11 proceedings. Accruals recorded for such contingencies have been included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at September 30, 2006.

13.   Pension Plans and Other Postretirement Benefit Plans

Pension Plans—Grace maintains defined benefit pension plans covering employees of certain units who meet age and service requirements. Benefits are generally based on final average salary and years of service. Grace funds its U.S. qualified pension plans (“U.S. qualified pension plans”) in accordance with U.S. federal laws and regulations. Non-U.S. pension plans (“non-U.S. pension plans”) are funded under a variety of methods, as required under local laws and customs.

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

At the December 31, 2005 measurement date for Grace’s defined benefit pension plans (the “Plans”), the accumulated benefit obligation (“ABO”) was approximately $1,386 million as measured under U.S. generally accepted accounting principles. At September 30, 2006, Grace’s recorded pension liability for underfunded plans was $481.6 million ($392.6 million included in liabilities not subject to compromise and $89.0 million related to supplemental pension benefits, included in “liabilities subject to compromise”). The recorded liability reflects 1) the shortfall between dedicated assets and the ABO of underfunded plans ($254.8 million); and 2) the ABO of pay-as-you-go plans ($226.8 million).

Postretirement Benefits Other Than Pensions—Grace provides postretirement health care and life insurance benefits (referred to as other post-employment benefits or “OPEB”) for retired employees of certain U.S. business units and certain divested units.  The postretirement medical plan provides various levels of benefits to employees hired before 1991 who retire from Grace after age 55 with at least 10 years of service.  These plans are unfunded and Grace pays a portion of the costs of benefits under these plans as they are incurred. Grace applies SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” which requires that the future costs of postretirement health care and life insurance benefits be accrued over the employees’ years of service.

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

The components of net periodic benefit cost (income) for the three months and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,
	2006			2005
Components of Net Periodic Benefit Cost (Income)	Pension			Pension
(In millions)	U.S.	Non-U.S.	OPEB	U.S.	Non-U.S.	OPEB
Service cost	$4.1	$2.1	$0.1	$4.1	$1.5	$(0.1)
Interest cost	14.5	4.6	1.0	14.4	4.4	1.3
Expected return on plan assets	(13.3)	(4.5)	—	(12.8)	(3.9)	—
Amortization of prior service cost	0.7	0.2	(2.6)	1.3	0.1	(3.1)
Amortization of unrecognized actuarial loss	5.7	1.8	0.1	5.8	2.4	0.4
Net curtailment and settlement loss	—	—	—	—	—	—
Net periodic benefit cost (income)	$11.7	$4.2	$(1.4)	$12.8	$4.5	$(1.5)

	Nine Months Ended September 30,
	2006			2005
Components of Net Periodic Benefit Cost (Income)	Pension			Pension
(In millions)	U.S.	Non-U.S.	OPEB	U.S.	Non-U.S.	OPEB
Service cost	$12.2	$6.2	$0.3	$12.3	$5.3	$0.3
Interest cost	43.6	13.1	3.0	43.4	13.1	3.7
Expected return on plan assets	(39.8)	(13.3)	—	(38.4)	(11.8)	—
Amortization of prior service cost	1.9	0.5	(7.8)	3.9	0.5	(9.5)
Amortization of unrecognized actuarial loss	17.2	5.9	0.3	17.2	6.2	1.2
Net curtailment and settlement loss	—	—	—	1.1	1.6	—
Net periodic benefit cost (income)	$35.1	$12.4	$(4.2)	$39.5	$14.9	$(4.3)

Plan Contributions and Funding—Subject to the approval of the Bankruptcy Court, Grace intends to satisfy its obligations under the Plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974.  On June 16, 2006, Grace obtained Bankruptcy Court approval to fund minimum required payments of approximately $92 million for the period from July 2006 through January 2007.  These estimated payments reflect the impact of the Pension Protection Act of 2006, which extended the interest rates required under the Pension Funding Equity Act of 2004 for plan years commencing in 2006 and 2007. In that regard, Grace contributed approximately $20 million in July 2006, approximately $45 million in September 2006 and approximately $6 million in October 2006, to the trusts that hold assets of the Plans.  However, there can be no assurance that the Bankruptcy Court will continue to approve arrangements to satisfy the funding needs of the Plans. Contributions to non-U.S. plans are not subject to Bankruptcy Court approval and Grace intends to fund such plans based on actuarial and trustee recommendations.

Grace plans to pay benefits as they become due under virtually all pay-as-you-go plans and to maintain compliance with federal funding laws for its U.S. qualified pension plans.

14.   Operating Segment Information

Grace is a global producer of specialty chemicals and materials. It generates revenues from two operating segments: Grace Davison, which includes silica- and alumina-based catalysts and materials used in a wide range of industrial applications; and Grace Performance Chemicals, which includes specialty chemicals and materials used in commercial and residential construction and in rigid food and beverage packaging. Intersegment sales, eliminated in consolidation, are not material.  The table below presents information related to Grace’s operating segments for the three months and nine months ended September 30, 2006 and 2005, respectively. Only those corporate expenses directly related to the operating segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

Operating Segment Data (In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Sales
Grace Davison	$396.5	$338.3	$1,133.2	$1,031.9
Grace Performance Chemicals	344.9	315.1	995.9	901.2
Total	$741.4	$653.4	$2,129.1	$1,933.1
Pre-tax Operating Income
Grace Davison	$45.6	$36.8	$127.9	$117.6
Grace Performance Chemicals	51.9	45.5	139.2	118.5
Corporate costs	(26.4)	(23.2)	(77.5)	(80.7)
Total	$71.1	$59.1	$189.6	$155.4

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

The following table presents information related to the geographic areas in which Grace operated for the three months and nine months ended September 30, 2006 and 2005, respectively.

Geographic Area Data (In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Sales
United States	$268.7	$244.0	$775.6	$719.9
Canada and Puerto Rico	39.0	41.0	105.0	106.2
Total North America	$307.7	$285.0	$880.6	$826.1
Germany	37.7	32.0	103.1	90.5
Europe, other than Germany	243.5	200.5	694.1	607.9
Total Europe	$281.2	$232.5	$797.2	$698.4
Asia Pacific	113.7	98.9	340.4	304.6
Latin America	38.8	37.0	110.9	104.0
Total	$741.4	$653.4	$2,129.1	$1,933.1

The pre-tax operating income for Grace’s operating segments for the three months and nine months ended September 30, 2006 and 2005, respectively, is reconciled below to income (loss) before income taxes and minority interest presented in the accompanying Consolidated Statements of Operations.

Reconciliation of Operating Segment Data to Financial Statements (In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Pre-tax operating income—core operations	$71.1	$59.1	$189.6	$155.4
Minority interest	7.9	7.4	26.2	18.4
Chapter 11 expenses, net	(12.0)	(9.3)	(32.2)	(19.9)
Net gain (loss) on sales of investments and disposals of assets	(0.2)	(1.4)	2.6	(0.9)
Provision for environmental remediation	—	—	(30.0)	—
Interest expense and related financing costs	(18.8)	(13.4)	(54.5)	(41.3)
Other, net	(24.1)	(5.5)	(56.8)	0.6
Income (loss) before income taxes and minority interest	$23.9	$36.9	$44.9	$112.3

Minority interest primarily pertains to Advanced Refining Technologies LLC (“ART”), a joint venture between Grace and Chevron Products Company where Grace has a 55% economic interest.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Summary for September 30, 2006

Following is a summary analysis of key financial measures of our performance for the three months and nine months ended September 30, 2006 compared with the prior year periods.

•                  Sales increased 13.5% and 10.1% for the three months and nine months ended September 30, 2006, respectively, primarily as a result of higher sales volume in all geographic regions, improved product mix, and selling price increases in response to cost inflation.

•                  Net results for each period has been primarily affected by: 1) the performance of our businesses—which is categorized as “core operations”; and 2) the impact of legal contingencies and other nonoperating liabilities—which is categorized as “noncore activities.”

•                  Net income was $18.4 million for the three months ended September 30, 2006, compared with net income of $32.1 million for the three months ended September 30, 2005.  Net income was $13.3 million for the nine months ended September 30, 2006, compared with net income of $67.9 for the nine months ended September 30, 2005.  The lower net income in the three months and nine months ended September 30, 2006, as compared to the 2005 periods, was principally due to increases in our pre-tax loss from noncore activities and costs of Chapter 11, partially offset by the resolution of certain tax matters at amounts lower than previously estimated.

•                  Pre-tax income from core operations increased 20.3% and 22.0% for the three months and nine months ended September 30, 2006, respectively, primarily attributable to higher sales volume in all geographic regions, higher selling prices to partially offset cost inflation, and lower overall pension costs.

•                  Pre-tax operating income of our Grace Performance Chemicals operating segment increased 14.1% and 17.5% for the three months and nine months ended September 30, 2006, respectively, attributable principally to higher sales of products used in commercial and residential construction.

•                  Pre-tax operating income of our Grace Davison operating segment increased 23.9% and 8.8% for the three months and nine months ended September 30, 2006, respectively, attributable primarily to higher sales of specialty materials and catalysts used in refining, chemical, and industrial applications.

•                  Operating cash flow for the nine months ended September 30, 2006 was $49.4 million compared with $14.8 million for the prior year period. The higher cash flow is attributable to improved operating results in 2006.  Other major factors affecting cash flows in the periods include the payment of $119.7 million to settle tax and environmental contingencies in 2005 and an increase in 2006 of $76.7 million to fund defined benefit pension arrangements.

•                  Pre-tax loss from noncore activities was $26.0 million in the third quarter of 2006 compared with $7.7 million in the prior year quarter.  Pre-tax loss from noncore activities was $88.9 million year-to-date in 2006 compared with  $2.7 million in the prior year period.  The third quarter and year-to-date changes are principally due to a $30.0 million increase in the estimated costs of environmental remediation recorded in the second quarter of 2006 and increases in legal defense costs in both periods for the criminal proceeding related to Grace’s former vermiculite mining operations in Montana.  Pre-tax loss from noncore activities in the prior year periods benefited from gains recorded from insurance recoveries on pre-Chapter 11 environmental and asbestos-related costs.

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

We present the net costs of our reorganization under Chapter 11 of the U.S. Bankruptcy Code as “Chapter 11 expenses, net,” a separate caption in our Consolidated Statements of Operations. Chapter 11 expenses are not included in the measures, income from core operations and income (loss) from noncore operations.

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

Grace Performance Chemicals includes:

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

Construction products sales are affected by non-residential construction activity and, to a lesser extent, residential construction activity, which tend to lag the general economy in both decline and recovery. Waterproofing products sales are also significantly affected by residential renovation activity. A significant portion of our sales of construction products is in the U.S., so we are strongly influenced by the level of U.S. construction activity.

Our packaging technologies sales are affected by general economic conditions globally as well as an ongoing shift in demand from metal and glass to plastic packaging for foods and beverages. This shift is causing a decline in can sealant usage, but provides opportunities for closure sealants and other products for plastic packaging.

Global scope—We operate our business on a global scale with more than 60% of our revenue and 40% of our operating properties outside the United States. Our business is conducted in more than 40 countries and in more than 20 currencies. Our operating segments are managed on a global basis, serving global markets, with currency fluctuations in relation to the U.S. dollar affecting reported earnings, net assets and cash flows.

The table below shows the sales in each of our operating segments, and domestic and international sales, as a percentage of our total sales.

Percentage of Total Grace Sales	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Grace Davison	53.5%	51.8%	53.2%	53.4%
Grace Performance Chemicals	46.5%	48.2%	46.8%	46.6%
Total	100.0%	100.0%	100.0%	100.0%
Grace U.S.	36.3%	37.3%	36.4%	37.2%
Grace non-U.S.	63.7%	62.7%	63.6%	62.8%
Total	100.0%	100.0%	100.0%	100.0%

Voluntary Bankruptcy Filing

In response to a sharply increasing number of asbestos-related personal injury claims, on April 2, 2001, Grace and 61 of our United States subsidiaries and affiliates, including W. R. Grace & Co.—Conn., filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Our non-U.S. subsidiaries and certain of our U.S. subsidiaries were not included in the Chapter 11 filing.

Under Chapter 11, we have continued to operate as debtors-in-possession under court protection from creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the asbestos-related claims. Since the Chapter 11 filing, the bankruptcy court has approved all motions necessary to conduct normal business activities.

On January 13, 2005, we filed an amended plan of reorganization and related documents with the bankruptcy court. The plan of reorganization is supported by committees representing general unsecured creditors and equity holders, but is not supported by committees representing asbestos personal injury claimants and asbestos property damage claimants or the representative of future asbestos claimants. Under the terms of the plan of reorganization, a trust would be established to which all pending and future asbestos-related claims would be channeled for resolution. The plan of reorganization can become effective only after a vote of eligible creditors and with the approval of the bankruptcy court and the U.S. District Court for the District of Delaware. See “Plan of Reorganization” below for more information.

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

•                  Pension and postretirement liabilities that depend on assumptions regarding participant life spans, future inflation, discount rates and total returns on invested funds (see Note 13 to the Consolidated Financial Statements);

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

Summary Financial Information and Metrics

Set forth on the following page is a chart that lists our key operating statistics, and dollar and percentage changes for the three months and nine months ended September 30, 2006 and 2005. Please refer to this Analysis of Continuing Operations chart when reading Management’s discussion and analysis of financial condition and results of operations.

In the Analysis of Continuing Operations chart, as well as in the financial information presented throughout management’s discussion and analysis of financial condition and results of operations, we present our financial results in the same manner as results are reviewed internally.  We break out our results of operations by operating segment and between “core operations” and “noncore activities.” Core operations comprise the financial results of Grace Davison, Grace Performance Chemicals, and the costs of corporate activities that directly or indirectly support our business operations. In contrast, noncore activities comprise all other events and transactions not directly related to the generation of operating revenue or the support of our core operations and generally relate to our former operations and products. See “Pre-tax Income (Loss) from Noncore Activities” for more information about noncore activities. We use pre-tax income from core operations as the performance factor in determining certain incentive compensation and as the profitability factor in all significant business decisions.

Pre-tax income from core operations, pre-tax income (loss) from noncore activities, pre-tax income from core operations as a percentage of sales, and pre-tax income from core operations before depreciation and amortization do not purport to represent income or cash flow measures as defined under U.S. generally accepted accounting principles, and you should not consider them an alternative to such measures as an indicator of our performance. We provide these measures so you can distinguish the operating results of our current business base from the income and expenses of our past businesses, discontinued products, and corporate legacies, and the effect of our Chapter 11 proceedings, and to ensure that you understand the key data that management uses to evaluate our results of operations.

Pre-tax income from core operations has material limitations as an operating performance measure because it excludes income and expenses that comprise our noncore activities, as presented in the Pre-tax Income (Loss) from Noncore Activities table in the “Grace Overview” section below. Income (loss) from noncore activities includes, among other things, provisions for asbestos-related litigation and environmental remediation, income from insurance settlements, and legal defense costs, all of which have been material components of our net income (loss). Pre-tax income from core operations before depreciation and amortization also has material limitations as an operating performance measure since it excludes the impact of depreciation and amortization expense.  Our business is substantially dependent on the successful deployment of our capital assets; therefore, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. We compensate for the limitations of these measurements by using these indicators together with net income (loss) as measured under U.S. generally accepted accounting principles to present a complete analysis of our results of operations.  You should evaluate pre-tax income from core operations and pre-tax income from core operations before depreciation and amortization in conjunction with net income (loss) for a more complete analysis of our profitability.

Analysis of Continuing Operations (In millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	$ Change Fav (Unfav)	% Change Fav (Unfav)	2006	2005	$ Change Fav (Unfav)	% Change Fav (Unfav)
Net sales:
Grace Davison	$396.5	$338.3	$58.2	17.2%	$1,133.2	$1,031.9	$101.3	9.8%
Grace Performance Chemicals	344.9	315.1	29.8	9.5%	995.9	901.2	94.7	10.5%
Total Grace net sales	$741.4	$653.4	$88.0	13.5%	$2,129.1	$1,933.1	$196.0	10.1%
Pre-tax operating income:
Grace Davison(1)	$45.6	$36.8	$8.8	23.9%	$127.9	$117.6	$10.3	8.8%
Grace Performance Chemicals	51.9	45.5	6.4	14.1%	139.2	118.5	20.7	17.5%
Corporate costs:
Support functions	(11.5)	(8.9)	(2.6)	(29.2%)	(33.5)	(28.1)	(5.4)	(19.2%)
Pension, performance-related compensation, and other	(14.9)	(14.3)	(0.6)	(4.2%)	(44.0)	(52.6)	8.6	16.3%
Total Corporate costs	(26.4)	(23.2)	(3.2)	(13.8%)	(77.5)	(80.7)	3.2	4.0%
Pre-tax income from core operations	71.1	59.1	12.0	20.3%	189.6	155.4	34.2	22.0%
Pre-tax income (loss) from noncore activities	(26.0)	(7.7)	(18.3)	NM	(88.9)	(2.7)	(86.2)	NM
Interest expense	(18.8)	(13.4)	(5.4)	(40.3%)	(54.5)	(41.3)	(13.2)	(32.0%)
Interest income	1.7	0.8	0.9	112.5%	4.7	2.4	2.3	95.8%
Income (loss) before Chapter 11 expenses and income taxes	28.0	38.8	(10.8)	(27.8%)	50.9	113.8	(62.9)	(55.3%)
Chapter 11 expenses, net	(12.0)	(9.3)	(2.7)	(29.0%)	(32.2)	(19.9)	(12.3)	(61.8%)
Benefit from (provision for) income taxes	2.4	2.6	(0.2)	(7.7%)	(5.4)	(26.0)	20.6	79.2%
Net income (loss)	$18.4	$32.1	$(13.7)	(42.7%)	$13.3	$67.9	$(54.6)	(80.4%)
Key Financial Measures:
Pre-tax income from core operations as a percentage of sales:
Grace Davison	11.5%	10.9%	NM	0.6pts	11.3%	11.4%	NM	(0.1)pts
Grace Performance Chemicals	15.0%	14.4%	NM	0.6pts	14.0%	13.1%	NM	0.9pts
Total Core Operations	9.6%	9.0%	NM	0.6pts	8.9%	8.0%	NM	0.9pts
Total Core Operations adjusted for profit sharing of joint ventures(2)	10.7%	10.2%	NM	0.5pts	10.1%	9.0%	NM	1.1pts
Pre-tax income from core operations before depreciation and amortization	$100.3	$89.6	$10.7	11.9%	$275.3	$246.6	$28.7	11.6%
As a percentage of sales	13.5%	13.7%	NM	(0.2)pts	12.9%	12.8%	NM	0.1pts
Depreciation and amortization	$29.2	$30.5	$1.3	4.3%	$85.7	$91.2	$5.5	6.0%
Gross profit percentage (sales less cost of goods sold as a percent of sales)(3):
Grace Davison	30.0%	29.0%	NM	1.0pts	29.6%	29.9%	NM	(0.3)pts
Grace Performance Chemicals	34.9%	34.5%	NM	0.4pts	34.6%	34.1%	NM	0.5pts
Total Grace	32.1%	31.5%	NM	0.6pts	31.8%	31.6%	NM	0.2pts
Net Consolidated Sales by Region:
North America	$307.7	$285.0	$22.7	8.0%	$880.6	$826.1	$54.5	6.6%
Europe	281.2	232.5	48.7	20.9%	797.2	698.4	98.8	14.1%
Asia Pacific	113.7	98.9	14.8	15.0%	340.4	304.6	35.8	11.8%
Latin America	38.8	37.0	1.8	4.9%	110.9	104.0	6.9	6.6%
Total	$741.4	$653.4	$88.0	13.5%	$2,129.1	$1,933.1	$196.0	10.1%

NM = Not meaningful

(1)                   Grace Davison pre-tax operating income includes minority interest related to the Advanced Refining Technologies joint venture.

(2)                   Reflects the add-back of minority interests in consolidated subsidiaries.

(3)                   Includes depreciation and amortization related to manufacturing of products.

Grace Overview

The following is an overview of our financial performance for the three months and nine months ended September 30, 2006 compared with the prior year periods.

Net Sales—The following tables identify the period-over-period increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation.

Net Sales Variance Analysis	Three Months Ended September 30, 2006 as a Percentage Increase (Decrease) from Three Months Ended September 30, 2005
	Volume	Price/Mix	Currency Translation	Total
Grace Davison	10.1%	5.3%	1.8%	17.2%
Grace Performance Chemicals	7.2%	0.7%	1.6%	9.5%
Net sales	8.7%	3.1%	1.7%	13.5%
By Region:
North America	8.0%	(0.3%)	0.3%	8.0%
Europe	8.3%	8.9%	3.7%	20.9%
Asia Pacific	15.6%	(1.8%)	1.2%	15.0%
Latin America	1.4%	2.4%	1.1%	4.9%

Net Sales Variance Analysis	Nine Months Ended September 30, 2006 as a Percentage Increase (Decrease) from Nine Months Ended September 30, 2005
	Volume	Price/Mix	Currency Translation	Total
Grace Davison	5.6%	5.2%	(1.0%)	9.8%
Grace Performance Chemicals	8.0%	3.0%	(0.5%)	10.5%
Net sales	6.7%	4.1%	(0.7%)	10.1%
By Region:
North America	2.9%	3.4%	0.3%	6.6%
Europe	10.8%	6.0%	(2.7%)	14.1%
Asia Pacific	10.8%	1.0%	0.0%	11.8%
Latin America	3.1%	1.4%	2.1%	6.6%

Sales for the three months and nine months ended September 30, 2006 were favorably impacted by higher volume, product mix, and selling price increases in response to cost inflation.

Pre-tax Income from Core Operations—Operating profit for the three months and nine months ended September 30, 2006 improved due to sales volume growth and selling price increases, partially offset by raw material cost inflation.

Corporate costs include corporate functional costs (such as financial and legal services, human resources, communications and information technology), the cost of corporate governance (including directors and officers liability insurance) and pension costs related to both corporate employees and to the effects of changes in assets and liabilities for all of our pension plans.  Corporate costs for the nine months ended September 30, 2006 decreased compared with the prior year period primarily due to lower pension expense from the effect of contributions made to defined benefit pension plans in recent years.

We value our U.S. inventories under the last-in/first-out method, or LIFO, and our non-U.S. inventories under the first-in/first-out, or FIFO, method. LIFO was selected in 1974 for U.S. financial reporting and tax purposes because it generally results in a better matching of current revenue with current costs during periods of inflation. We have not elected LIFO for our non-U.S. inventories due to statutory restrictions. However, if we valued our U.S. inventories using the FIFO method, consistent with our non-U.S. subsidiaries, our pre-tax income from core operations would have been approximately 8.6% lower for the nine months ended September 30, 2006 and 4.1% higher for the nine months ended September 30, 2005 (6% higher for all of 2005). The significant change in inventory valuations between FIFO and LIFO relates primarily to the price volatility, over the past several quarters, of commodity metals and natural gas used in Grace Davison products and production processes.  We attempt to mitigate price volatility through hedging techniques such as layering our needed supply under fixed delivery contracts, entering into commodity option and swap contracts with suppliers and financial institutions, and by negotiating sales contracts that permit the partial pass-through of market price increases for these volatile commodity items.

We normally attempt to lock in raw material costs through long-term supply contracts and targeted hedging programs. Arrangements and programs can span a few months to several years. Major raw materials include natural gas, certain metals, petroleum-based materials and certain industrial chemicals. The actual cost of these raw materials can differ significantly from spot prices at any point in time.  Our reported gross profit for the periods presented has been favorably impacted by certain raw material supply arrangements and unfavorably affected by others, relative to the then-current market price. We expect that new supply agreements and hedging arrangements will result in raw material costs that can be significantly favorable or unfavorable compared with prior periods. We attempt to mitigate period-over-period commodity-driven cost changes through utilization and customer pricing strategies; however, gross profit margins will likely be affected when compared over time.

Pre-tax Income (Loss) from Noncore Activities—Pre-tax income (loss) from noncore activities reflects financial matters unrelated to our core operating units.  We expect this category of costs and income to be volatile as potentially material items are addressed through our Chapter 11 proceedings and the financial implications of our legal contingencies become apparent. Some noncore activities are shown as separate items in the Consolidated Statements of Operations.  Those not separately listed are primarily included in selling, general and administrative expenses and in other (income) expense. The following table shows the components of noncore activities:

Pre-tax Income (Loss) from Noncore Activities (In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Provision for environmental remediation—vermiculite	$—	$—	$(29.4)	$—
Provision for environmental remediation—other sites	—	—	(0.6)	—
Insurance settlements—environmental and asbestos-related	0.9	4.2	7.8	24.5
Asbestos administration	(2.7)	(2.1)	(8.1)	(6.4)
COLI income, net	0.5	(0.3)	2.2	1.6
D&O insurance cost—portion related to Chapter 11	(1.5)	(1.2)	(4.5)	(4.2)
Pension and postretirement benefit costs—divested businesses	(1.9)	(0.9)	(5.9)	(3.5)
Translation effects—intercompany loan	2.4	(1.1)	16.1	(32.5)
Value of currency contracts	(1.6)	1.1	(15.1)	32.3
Net gain on sale of real estate	—	—	5.0	—
Stock appreciation rights	(0.4)	—	(2.4)	—
Legal defense costs	(21.0)	(5.5)	(48.9)	(14.5)
Other	(0.7)	(1.9)	(5.1)	—
Total	$(26.0)	$(7.7)	$(88.9)	$(2.7)

Changes to pre-tax income (loss) from noncore activities were attributable primarily to:

•                  Increases in legal defense costs of $15.5 million and $34.4 million for the three months and nine months ended September 30, 2006, respectively, compared to the prior year periods, primarily related to the Montana legal proceeding (see Note 12 to the Consolidated Financial Statements for more information),

•                  A $30.0 million increase in estimated costs in the 2006 periods for environmental remediation primarily in Montana (see Note 12 to the Consolidated Financial Statements for more information), and

•                  $24.5 million received from insurance carriers in the 2005 periods with respect to coverage for past environmental remediation costs and asbestos-related liability under liquidation arrangements or dispute settlements, as compared with $7.8 million in the first nine months of 2006.

In March 2004, we began accounting for currency fluctuations on a €293 million intercompany loan between our subsidiaries in the United States and Germany as a component of operating results instead of as a component of other comprehensive income. This change was prompted by an analysis of new tax laws in Germany and our cash flow planning in connection with our Chapter 11 reorganization, which together indicated that we should no longer consider this loan as part of our permanent capital structure in Germany. In May 2004, we entered into a series of foreign currency forward contracts with a U.S. bank to mitigate future currency fluctuations on the remaining loan balance. Contract amounts of €200.7 million were extended in June 2005 at varying rates and have terms that coincide with loan repayments due periodically through December 2008.  As part of the contract extension, we were required to pay a settlement premium of $9.3 million to the bank. We expect to recover this settlement premium over time as the contracts are settled at rates greater than the initial rates in the May 2004 foreign currency forward contracts.  For the nine months ended September 30, 2006, €47.6 million of loan principal was repaid. For the three months and nine months ended September 30, 2006, respectively, $1.6 million and $15.1 million of contract losses were recognized, offset by foreign currency gains of $2.4 million and $16.1 million.  For the three months and nine months ended September 30, 2005, respectively, $1.1 million and $32.3 million of contract gains were recognized, offset by foreign currency losses of $1.1 million and $32.5 million.

Chapter 11 Expenses—Although we are unable to measure precisely the impact of the Chapter 11 proceedings on our overall financial performance, we incur significant added costs that are directly attributable to operating in Chapter 11. Net Chapter 11 expenses consist primarily of legal, financial and consulting fees that we, the three creditors’ committees and the representative of future asbestos claimants, incur. These costs fluctuate with the activity in our Chapter 11 proceedings.

Our pre-tax income from core operations included expenses for Chapter 11-related compensation charges of $6.8 million and $4.5 million for the three months ended September 30, 2006 and 2005, respectively, and $16.2 million and $13.9 million for the nine months ended September 30, 2006 and 2005, respectively.

We incur numerous other indirect costs to manage the Chapter 11 proceedings such as: management time devoted to Chapter 11 matters; added cost of debt capital; added costs of general business insurance, including D&O liability insurance premiums; and lost business and acquisition opportunities due to the complexities and restrictions of operating under Chapter 11.

Interest Expense—Net interest expense is higher for the three months and nine months ended September 30, 2006 compared with the prior year periods due to a higher rate of interest to which general unsecured creditors would be entitled under the plan of reorganization. The plan of reorganization states that each holder of an allowed general unsecured claim shall be paid in full, plus post-petition interest. Post-petition interest shall accrue through the date of payment as follows:

•                  For the holders of pre-petition bank credit facilities, beginning January 1, 2006, we have agreed to pay interest on pre-petition bank debt at the prime rate quoted by Bloomberg, adjusted for periodic changes, and compounded quarterly. The effective rates for the three months and nine months ended September 30, 2006 were 8.25% and 7.86%, respectively.  From April 2, 2001, the voluntary bankruptcy filing date, through December 31, 2005, we accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly.

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

Income Taxes—In the third quarter of 2006, we reached a resolution with taxing authorities in the United States concerning a tax position that was the subject of dispute.  Also in the third quarter, the German legislature issued a clarification of a new tax law that will permit us to continue to receive the benefit of interest deductions on an intercompany loan that the new law would have otherwise prohibited.  We recorded a $12.0 million reduction in the third quarter tax expense to account for the resolution of these tax matters.  In the third quarter of 2005, we reached an agreement with the IRS on a number of tax matters, and reduced our tax liabilities and tax provision by $16.0 million.  Excluding these adjustments and non-deductible Chapter 11 expenses, the effective tax rate for the three and nine months ended September 30, 2006 and 2005 was approximately 35% on consolidated taxable income.

Operating Segment Overview

The following is an overview of financial measures of the performance of our operating segments for the three months and nine months ended September 30, 2006, as compared with the prior year periods.

Grace Davison

Three Months Ended September 30, 2006

	Three Months Ended September 30,
Net Sales by Region (In millions)	2006	2005	$ Change Fav (Unfav)	% Change Fav (Unfav)

North America	$147.0	$131.3	$15.7	12.0%
Europe	168.9	135.0	33.9	25.1%
Asia Pacific	65.9	56.3	9.6	17.1%
Latin America	14.7	15.7	(1.0)	(6.4%)
Total Grace Davison	$396.5	$338.3	$58.2	17.2%

Sales

The key factors contributing to Grace Davison’s sales increase were:

•                  Recovery in demand for refining catalysts, which was adversely affected in the third and fourth quarters of 2005 by the Gulf hurricanes;

•                  Selling price increases implemented earlier in 2006 to partially offset natural gas and raw material cost inflation;

•                  Higher volume of specialty materials and catalysts in all geographic regions from stronger economic activity and from strategic investments in products used in pharmaceutical applications; and

•                  A recent acquisition of polyolefin catalyst capacity and technology.

Overall sales were up across all major product lines due to strong demand from high levels of economic activity.

Pre-tax Operating Income

The increase in Grace Davison’s 2006 pre-tax operating income was attributable to higher sales volume, higher selling prices partially offset by the negative effects of higher raw material and energy costs, lower operating expenses as a percentage of sales and the recovery from the Gulf hurricanes. We report 100% of sales for the Advanced Refining Technologies LLC joint venture, but only account for 55% of the income in our measure of operating performance.

Nine months Ended September 30, 2006

	Nine Months Ended September 30,
Net Sales by Region (In millions)	2006	2005	$ Change Fav (Unfav)	% Change Fav (Unfav)

North America	$409.5	$388.9	$20.6	5.3%
Europe	476.7	415.4	61.3	14.8%
Asia Pacific	205.8	181.3	24.5	13.5%
Latin America	41.2	46.3	(5.1)	(11.0%)
Total Grace Davison	$1,133.2	$1,031.9	$101.3	9.8%

Sales

Sales increases for the nine months ended September 30, 2006 reflected similar economic conditions and cost factors as those experienced in the three months ended September 30, 2006, with the exception of sales in North America.  Sales in this region were negatively affected during the quarter ended March 31, 2006 by continued shutdowns of several petroleum refineries from the Gulf hurricanes and for preventive maintenance at customer sites.

Pre-tax Operating Income

The increase in operating income for the nine months ended September 30, 2006 was a result of higher volume and selling prices in all geographic regions and across all product groups and the recovery from the Gulf hurricanes, partially offset by the negative effects of higher raw material and energy costs.

Grace Performance Chemicals

Three Months Ended September 30, 2006

	Three Months Ended September 30,
Net Sales by Region (In millions)	2006	2005	$ Change Fav (Unfav)	%Change Fav (Unfav)

North America	$160.7	$153.7	$7.0	4.6%
Europe	112.3	97.5	14.8	15.2%
Asia Pacific	47.8	42.6	5.2	12.2%
Latin America	24.1	21.3	2.8	13.1%
Total Grace Performance Chemicals	$344.9	$315.1	$29.8	9.5%

Sales

The key factors contributing to Grace Performance Chemicals’ sales increase were:

•                  Growth in commercial construction activity, particularly in Europe and Asia;

•                  Added distribution channels for residential building materials in the United States, which more than offset softness in new residential construction activity; and

•                  Expanded use of new product technologies worldwide.

Sales growth was strong in all regions, reflecting the above factors, as well as geographic expansion initiatives.

Pre-tax Operating Income

The increase in Grace Performance Chemicals’ 2006 operating income was primarily a result of sales volume growth as described above, selling price increases and productivity and cost containment initiatives, partially offset by raw material cost inflation.

Nine months Ended September 30, 2006

	Nine Months Ended September 30,
Net Sales by Region (In millions)	2006	2005	$ Change Fav (Unfav)	% Change Fav (Unfav)
North America	$471.1	$437.2	$33.9	7.8%
Europe	320.5	283.0	37.5	13.3%
Asia Pacific	134.6	123.3	11.3	9.2%
Latin America	69.7	57.7	12.0	20.8%
Total Grace Performance Chemicals	$995.9	$901.2	$94.7	10.5%

Sales

Sales increases for the nine months ended September 30, 2006 reflected similar economic conditions and results from internal programs as in the three months ended September 30, 2006, augmented by stronger residential construction activity in the first half of the year.

Pre-tax Operating Income

The increase in operating income for the nine months ended September 30, 2006 was a result of the sales increases described above, as well as positive results from productivity and cost containment initiatives, partially offset by raw material cost inflation.

Operating Returns on Assets Employed—The following tables set forth the Grace Davison and Grace Performance Chemicals total asset position and pre-tax return on average total assets as of September 30, 2006 and December 31, 2005.  We use the measure pre-tax return on average total assets as an indicator of our efficiency in using our assets and allocating our resources to generate earnings.  We devote significantly higher capital to the manufacture of Grace Davison products than to the manufacture of Grace Performance Chemicals products. Conversely, non-manufacturing costs, particularly selling expenses, are significantly higher for Grace Performance Chemicals than for Grace Davison.

Grace Davison (In millions)	September 30, 2006	December 31, 2005
Trade receivables	$223.8	$178.2
Inventory	192.2	177.6
Other current assets	17.2	24.3
Total current assets	433.2	380.1
Properties and equipment, net	394.6	390.7
Goodwill and other intangible assets	108.5	98.2
Other assets	—	—
Total assets	$936.3	$869.0
Pre-tax return on average total assets	18.4%	17.9%

Grace Davison’s total assets increased by $67.3 million in the first nine months of 2006. The increase primarily was due to higher trade receivables caused by increased sales, and higher inventory in response to sales growth and seasonality.

Grace Performance Chemicals (In millions)	September 30, 2006	December 31, 2005
Trade receivables	$262.0	$222.7
Inventory	95.2	100.7
Other current assets	14.1	15.7
Total current assets	371.3	339.1
Properties and equipment, net	239.1	226.4
Goodwill and other intangible assets	91.2	93.5
Other assets	6.7	6.6
Total assets	$708.3	$665.6
Pre-tax return on average total assets	24.9%	22.4%

Grace Performance Chemicals’ total assets increased by $42.7 million in the first nine months of 2006, mainly due to higher trade receivables as a result of increased sales.

Noncore Liabilities

We have a number of financial exposures originating from past businesses, products and events. These obligations arose from transactions and/or business practices that date to when Grace was a much larger company, when we produced products or operated businesses that are no longer part of our revenue base, when government regulation was less stringent and when scientific knowledge with respect to such businesses and products was much less advanced than today.

The following table summarizes our net noncore liabilities at September 30, 2006 and December 31, 2005:

Net Noncore Liabilities (In millions)	September 30, 2006	December 31, 2005
Asbestos-related liabilities	$(1,700.0)	$(1,700.0)
Asbestos-related insurance receivable	500.0	500.0
Asbestos-related liability, net	(1,200.0)	(1,200.0)
Environmental remediation	(363.2)	(342.0)
Postretirement benefits	(86.4)	(101.3)
Income taxes	(133.7)	(136.5)
Retained obligations and other	(20.1)	(23.4)
Net noncore liability	$(1,803.4)	$(1,803.2)

The resolution of most of these noncore recorded liabilities and contingent liabilities will be determined through the Chapter 11 proceedings. We cannot predict with any certainty how, and for what amounts, any of these contingencies will be resolved. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at September 30, 2006.

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

On January 13, 2005, we filed a plan of reorganization and related documents that amended our original plan of reorganization and disclosure statement filed on November 13, 2004 to address certain objections of creditors and other interested parties. The plan of reorganization is supported by committees representing general unsecured creditors and equity holders, but is not supported by committees representing asbestos personal injury claimants and asbestos property damage claimants or the representative of future asbestos claimants.  See Note 2 to the Consolidated Financial Statements for more information on the plan of reorganization.

Risks of the plan of reorganization—We intend to address all pending and future asbestos-related claims and all other pre-petition claims as outlined in the plan of reorganization. However, we may not be successful in obtaining approval of the plan of reorganization by the bankruptcy court.  Instead, a materially different plan of reorganization may ultimately be approved and, under the ultimate plan of reorganization, the interests of our shareholders could be substantially diluted or cancelled. The value of Grace common stock following a plan of reorganization, and the extent of any recovery by non-asbestos-related creditors, will depend principally on the allowed value of our asbestos-related claims as determined by the bankruptcy court.

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

There can be no guarantee that these two fundamental conditions can be met. The measure of our asbestos-related liabilities could be settled by the bankruptcy court (in conformity with the plan of reorganization or otherwise), by a negotiation with interested parties, and/or by legislation for the personal injury component of this contingency.

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

Any resolution, other than that reflected in the plan of reorganization, could have a material adverse effect on the percentage of Grace common stock to be retained by our current shareholders beyond that reflected in the proforma financial information presented below. We will adjust our financial statements and the proforma effects of the plan of reorganization as facts and circumstances warrant.

Proforma Financial Information—The plan of reorganization, as described above, contains certain assumptions that can only be confirmed with certainty at, or near, its effective date.  The unaudited proforma financial information presented below reflects the accounting effects of our proposed plan of reorganization (1) as if it were put in effect on the date of our most recent consolidated balance sheet, September 30, 2006, and (2) as if it were in effect for (a) the full year ended December 31, 2005, and (b) the nine months ended September 30, 2006. Proforma adjustments for tax effects have been applied at a 35% tax rate.  The proforma financial information included herein, may not be consistent with the plan of reorganization documents filed on January 13, 2005 due to subsequent changes in operations and accounting estimates. Such proforma financial statements reflect how our assets, liabilities, equity and income would be affected by the plan of reorganization as follows:

A.                 Borrowings Under New Debt Agreements and Contingencies

The plan of reorganization reflects the assumption that $1,000 million in debt financing will be available to fund settled claims payable at the effective date of the plan of reorganization (approximately $800 million) and to provide working capital (approximately $200 million) for continuing operations. No such financing currently exists but, we expect, based on discussions with prospective lenders, our sustained level of core operations while we have operated under Chapter 11, and publicly available information regarding funding available to comparable companies, that we could obtain financing at this level before the plan of reorganization is effective. In addition, the proforma financial information reflects $150 million in contingencies to pay professional and bank fees, other non-operating liabilities and their related tax effects that will not become liabilities until the effective date of the plan of reorganization. The $26.3 million adjustment to increase deferred taxes reflects the tax impact on $150 million in contingencies as described above, of which we estimate 50% would be deductible for tax purposes. Proforma adjustments related to the borrowings under new debt financing and contingencies have been denoted by the capital letter “A” in the proforma balance sheet presented below.

B.                   Fresenius and Sealed Air Settlements

The plan of reorganization reflects the value, in the form of cash and securities, expected to be realized under litigation settlement agreements as follows: $115.0 million of cash from Fresenius; and, $1,114.5 million of estimated value from Cryovac, Inc., a subsidiary of Sealed Air (calculated as of September 30, 2006) in the form of $512.5 million of cash plus accrued interest at 5.5% from December 21, 2002 compounded annually (approximately $114.9 million), and nine million shares of Sealed Air common stock valued at $54.12 per share (approximately $487.1 million). Tax accounts have been adjusted to reflect the satisfaction of our recorded liabilities by way of these third-party agreements. The Fresenius settlement amount will be payable directly to Grace and will be accounted for as income; however, we have presented the amount of the settlement as a proforma balance sheet adjustment only in order to avoid distorting the predictive value of the proforma statement of operations with this one-time gain. Payments under the Sealed Air settlement will be paid directly to the asbestos trust by Cryovac and will be accounted for as satisfaction of a portion of our recorded asbestos-related liability and a credit to shareholder’s equity. In addition, the valuation allowance related to our federal deferred tax assets will not be required as a result of these settlements and has therefore been reversed. Both the Sealed Air and Fresenius settlements are subject to the fulfillment of specified conditions. The $(40.3) million adjustment to deferred income taxes in the proforma balance sheet below represents the tax impact of the $115.0 million Fresenius settlement.  The $(342.1) million adjustment to deferred income taxes represents the tax impact of the $1,114.5 Sealed Air settlement, less a $48.0 million adjustment to reverse the deferred tax asset valuation allowance. Proforma adjustments related to the Fresenius and Sealed Air settlements have been denoted by the capital letter “B” in the proforma balance sheet presented below.

C.      Payment of Pre-Petition Liabilities

The plan of reorganization reflects the transfer of funds and securities to settle estimated obligations payable under the plan of reorganization at the effective date. We would be required to issue approximately 40.8 million shares of Grace common stock, based on the closing price per share of $13.26 on September 30, 2006, for total proceeds of $540.4 million, and utilize cash of $1,054.6 million to settle these estimated obligations (see the adjustments denoted by the capital letter “C” in the proforma balance sheet below).  We have adjusted tax accounts to reflect the change in the nature of our tax assets from predominately temporary differences to predominately time-limited tax net operating losses for the payment of tax-deductible obligations such as asbestos claims and environmental claims (see the adjustments denoted by the capital letter “D” in the proforma balance sheet below). We have assumed non-asbestos pass-through liabilities will be paid in cash when due.  A portion of the funding required to meet our emergence obligations will involve repatriating monies through a dividend from certain non-U.S. subsidiaries.  We believe that the reserve related to repatriation of funds presently recorded will be adequate to absorb the U.S. tax effects of this dividend, assuming that we employ certain tax planning strategies to preserve our net operating losses.

The following table presents a more detailed description of the proforma tax effects on our deferred tax assets related to net operating losses and temporary differences, net of valuation allowance of 1) the payment of pre-petition liabilities, 2) the Fresenius/Sealed Air payments, and 3) the structuring of emergence financing and receipt of dividends.

Summary of Change in Deferred Tax Asset Balances (In millions)	Tax Effects of Net Operating Loss Carry- Forwards	Temporary Differences, Net of Valuation Allowance
September 30, 2006 Balance As Reported	$39.4	$697.8

Proforma Adjustments:
Contingent liabilities	—	26.3
Fresenius payment	(40.3)	—
Sealed Air payment	—	(342.1)

Emergence Payments & Other:
Accrued interest	53.2	(53.2)
Asbestos claims	159.4	(159.4)
Environmental claims	86.2	(86.2)
Special pensions	4.5	(4.5)
Insurance recovery	(175.0)	175.0
Repatriation of foreign earnings	(70.0)	70.0
Other	41.0	(41.0)
Subtotal	99.3	(99.3)

September 30, 2006 Proforma Balance	$98.4	$282.7

D.                  Proforma Consolidated Statement of Operations and Capital Structure

The proforma income adjustments to our September 30, 2006 and December 31, 2005 Consolidated Statements of Operations consist of:

•                  The elimination of all recorded charges and expenses directly related to Chapter 11, as these costs would be eliminated upon effectiveness of the Plan, and the elimination of provisions recorded for environmental remediation obligations as we expect this risk would be resolved under the Plan (these eliminations are denoted by the capital letter “E” in the proforma statements of operations below);

•                  Adjustments to reduce Selling, General and Administrative expenses and Other Income to eliminate noncore legal expenses, and noncore insurance income related to asbestos litigation, as the liabilities to which these noncore activities relate would be settled as part of the Plan (these adjustments are denoted by the letter “F” in the proforma statements of operations below);

•                  The elimination of interest expense associated with pre-petition bank debt, and the addition of interest expense associated with the new $1,000.0 million in financing as discussed above, which results in the net increase in interest expense denoted by the adjustments marked by the letter “G” in the proforma statements of operations below;

•                  The tax effects of the proforma statements of operations adjustments at our effective tax rate (see the adjustments denoted by the capital letter “H” in the proforma statements of operations below); and

•                  The addition of new shares of Grace common stock related to the assumed financing of the plan of reorganization (see the adjustments denoted by the capital letter “I” in the proforma statements of operations below).

Proforma expenses reflect an assumed 7.4% average interest rate on outstanding borrowings, based on market conditions as of September 30, 2006. A hypothetical 1/8 percent variance in interest rates would increase or decrease our proforma net income (loss) by approximately $0.7 million and $0.5 million for the full year 2005 and the nine months ended September 30, 2006, respectively.

For purposes of proforma earnings per share and proforma share capital, we used the trading price of $13.26 per share as of September 30, 2006 for calculating issued and outstanding shares. At this per share valuation, we assume that 40.8 million shares will be issued at the effective date of the plan of reorganization to fund asbestos and general unsecured claims, 9.8 million shares would be issuable upon exercise of warrants to satisfy our estimate of PI-AO claims, and 1.8 million shares would be issued upon exercise of in-the-money stock options. We present the trading value solely to show proforma Consolidated Statements of Operations. This trading value may not be indicative of the actual trading value of Grace common stock following the effective date of the plan of reorganization.  If our distributable value per share at the effective date of the plan of reorganization is below approximately $7.70 per share, we would be required to revalue our balance sheet for a change in control. (The trading value of Grace common stock over the twelve-month period ended September 30, 2006 was between $6.75 and $17.49 per share.) These proforma financial statements reflect no change in assets or income related to this potential accounting outcome.

E.                    Non-asbestos Contingencies

The accompanying proforma financial information assumes all non-asbestos related contingencies (including environmental, tax and civil and criminal litigation) are settled for recorded amounts as of September 30, 2006.  Certain liabilities are assumed to be paid at the effective date of the plan of reorganization based on our estimate of amounts that will be determinable and payable. The remainder, which would also be subject to the plan of reorganization, if approved, is assumed to be paid subsequent to the effective date of the plan of reorganization as amounts are either not due until a later date or will be determined through post-effective-date litigation. The ultimate value of such claims may change materially as Chapter 11 and other legal proceedings further define our non-asbestos related obligations.

W. R. Grace & Co and Subsidiaries
Proforma Condensed Consolidated Balance Sheet
(In millions)

		Proforma Adjustments
	September 30, 2006 As Reported	Borrowings Under New Debt Agreements and Contingencies		Sealed Air/Fresenius Settlements		Payment of Pre-Petition Liabilities		September 30, 2006 Proforma
ASSETS
Current Assets
Cash and cash equivalents	$453.7	$800.0	A	$115.0	B	$(1,054.6	) C	$314.1
Other current assets	859.5	—		—		—		859.5
Total Current Assets	1,313.2	800.0		115.0		(1,054.6)		1,173.6
Non-current operating assets	1,003.4	—		—		—		1,003.4
Cash value of life insurance	86.9	—		—		—		86.9
Deferred income taxes:
Net operating loss carryforwards	39.4	—		(40.3	) B	99.3	D	98.4
Temporary differences, net of valuation allowance	697.8	26.3	A	(342.1	) B	(99.3	) D	282.7
Asbestos-related insurance	500.0	—		—		—		500.0
Total Assets	$3,640.7	$826.3		$(267.4)		$(1,054.6)		$3,145.0
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Total current liabilities	$411.2	$—		$—		$—		$411.2
Long-term debt	0.4	800.0	A	—		—		800.4
Other noncurrent liabilities	561.6	—		—		—		561.6
Total Liabilities Not Subject to Compromise	973.2	800.0		—		—		1,773.2
Bank debt/letters of credit/capital leases	725.3	—		—		(723.9	) C	1.4
Liability for asbestos-related litigation and claims	1,700.0	—		(1,114.5	) B	(455.5	) C	130.0
Liability for environmental remediation	363.2	—		—		(246.4	) C	116.8
Liability for postretirement health and special pensions	175.4	—		—		(12.8	) C	162.6
Liability for accounts payable and litigation	114.0	—		—		(94.4	) C	19.6
Liability for tax claims and contingencies	133.7	—		—		(12.0	) C	121.7
Other nonoperating liabilities, including plan of reorganization contingencies	—	150.0	A	—		(50.0	) C	100.0
Total Liabilities Subject to Compromise	3,211.6	150.0		(1,114.5)		(1,595.0)		652.1
Total Liabilities	4,184.8	950.0		(1,114.5)		(1,595.0)		2,425.3
Shareholder’s Equity (Deficit)
Share capital	424.0	—		—		540.4		964.4
Retained earnings and other equity items	(968.1)	(123.7	) A	847.1	B	—	C	(244.7)
Total Shareholders’ Equity (Deficit)	(544.1)	(123.7)		847.1		540.4		719.7
Total Liabilities and Shareholders’ Equity (Deficit)	$3,640.7	$826.3		$(267.4)		$(1,054.6)		$3,145.0

Note:                   Proforma amounts in liabilities subject to compromise will be reclassed to liabilities not subject to compromise after the proposed plan is in effect.

W. R. Grace & Co. and Subsidiaries
Proforma Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31, 2005				Nine Month Period Ended September 30, 2006
	As Reported	Proforma Adjustments		Proforma	As Reported	Proforma Adjustments		Proforma
Net Sales	$2,569.5	$—		$2,569.5	$2,129.1	$—		$2,129.1
Cost of goods sold, exclusive of depreciation and amortization shown separately below	1,689.8	—		1,689.8	1,392.0	—		1,392.0
Selling, general and administrative expenses, exclusive of net pension expense and depreciation and amortization shown separately below	481.1	(39.4	) F	441.7	418.3	(65.0	) F	353.3
Depreciation and amortization	114.0	—		114.0	85.7	—		85.7
Research and development expenses	59.2	—		59.2	46.1	—		46.1
Net pension expense	71.9	—		71.9	47.5	—		47.5
Interest expense and related financing costs	55.3	1.6	G	56.9	54.5	(9.3	) G	45.2
Provision for environmental remediation	25.0	(25.0	) E	—	30.0	(30.0	) E	—
Provision for asbestos-related litigation, net of insurance	—	—		—	—	—		—
Other (income) expense	(67.4)	44.5	F	(22.9)	(22.1)	7.8	F	(14.3)
Total costs and expenses	2,428.9	(18.3)		2,410.6	2,052.0	(96.5)		1,955.5
Income (loss) before Chapter 11 expenses, income taxes, and minority interest	140.6	18.3		158.9	77.1	96.5		173.6
Chapter 11 expenses, net	(30.9)	30.9	E	—	(32.2)	32.2	E	—
Benefit from (provision for) income taxes	(21.3)	(26.9	) H	(48.2)	(5.4)	(34.2	) H	(39.6)
Minority interest in consolidated entities	(21.1)	—		(21.1)	(26.2)	—		(26.2)
Net income (loss)	$67.3	$22.3		$89.6	$13.3	$94.5		$107.8
Basic earnings (loss) per share	$1.01	$—		$0.82	$0.20	$—		$0.98
Weighted average number of basic shares	66.8	42.6	I	109.4	67.7	42.6	I	110.3
Diluted earnings (loss) per share	$1.00	$—		$0.75	$0.20	$—		$0.89
Weighted average number of diluted shares	67.3	52.4	I	119.7	68.1	52.4	I	120.5

Financial Condition, Liquidity and Capital Resources

Chapter 11-Related Information—See Note 2 to the Consolidated Financial Statements.

Asbestos-Related Litigation—See Note 3 to the Consolidated Financial Statements.

Environmental Matters—See Note 12 to the Consolidated Financial Statements.

Defined Contribution Retirement Plans—We sponsor a defined contribution retirement plan for our employees in the United States. This plan qualifies under section 401(k) of the U.S. tax code. At the present time, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee’s salary or wages. We contributed $3.0 million and $10.9 million in the three-month and nine-month periods ended September 30, 2006, respectively, compared to $2.5 million and $9.9 million in the comparable prior year periods.

Defined Benefit Pension Plans—We sponsor defined benefit pension plans for our employees in the United States, Canada, the United Kingdom, Australia, Germany, Italy, France, Spain, Denmark, Japan, Philippines, South Korea, Taiwan, South Africa, Brazil and Mexico and fund government sponsored programs in other countries where we operate.  Certain of our sponsored plans are advance-funded and others are pay-as-you-go. The advance-funded plans are administered by trustees who direct the management of plan assets and arrange to have obligations paid when due out of a trust. The most significant advance-funded plans cover our salaried employees in the U.S. and U.K. and employees covered by collective bargaining agreements at certain of our U.S. facilities.

The following table presents the components of net pension expense and cash contributions for the advance-funded and pay-as-you-go plans:

Components of Net Pension Expense (In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Annual pension benefits earned	$6.2	$5.6	$18.4	$17.6

Interest on opening liability—advance-funded plans	16.3	16.3	48.6	48.6
Expected return on funded assets	(17.8)	(16.7)	(53.1)	(50.2)
Net financing of advance-funded plans	(1.5)	(0.4)	(4.5)	(1.6)
Interest on opening liability—pay-as-you-go plans	2.8	2.5	8.1	7.9
Net pension financing costs	1.3	2.1	3.6	6.3

Amortization of:
Plan changes related to prior service	0.9	1.4	2.4	4.4
Accumulated differences between actual and assumed performance(1)	7.5	8.2	23.1	23.4
Net curtailment and settlement loss	—	—	—	2.7
Net pension catch-up expense	8.4	9.6	25.5	30.5
Total Net Pension Expense	$15.9	$17.3	$47.5	$54.4

Cash Contributions to Defined Benefit Pension Plans (In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
U.S. advance-funded plans	$65.1	$15.4	$95.3	$15.4
U.S. pay-as-you-go plans	1.3	1.2	3.9	9.5
Foreign advance-funded plans	2.2	2.3	6.4	5.5
Foreign pay-as-you-go plans	1.3	0.7	3.9	2.4
Total Cash Contributions	$69.9	$19.6	$109.5	$32.8

(1)                                     Primarily related to return on assets, termination, mortality, and data corrections

At the December 31, 2005 measurement date for the U.S. advance-funded defined benefit pension plans, the accumulated benefit obligation, or ABO, was approximately $965 million as measured under U.S. generally accepted accounting principles. The ABO is measured as the present value (using a 5.5% discount rate as of December 31, 2005) of vested and non-vested benefits earned from employee service to date, based upon current salary levels. This discount rate is based on a high quality bond portfolio designed to meet the payout pattern of the pension plans. Of the participants in the pension plans, approximately 80% are current retirees or employees of our former businesses, which skews the payout pattern to the nearer term. Assets available to fund the ABO at December 31, 2005 were approximately $645 million, or approximately $320 million less than the measured obligation.

Assets available at September 30, 2006 to fund the ABO of the U.S. advance-funded defined benefit pension plans totaled approximately $715 million up $70 million from December 31, 2005, primarily as a result of current year contributions. It is our intention to satisfy obligations under the pension plans and to comply with the requirements of the Employee Retirement Income Security Act of 1974. On June 16, 2006, we obtained bankruptcy court approval to fund minimum required payments of approximately $92 million for the period from July 2006 through January 2007 for U.S. advance-funded plans.  These estimated payments reflect the impact of the Pension Protection Act of 2006, which extended the interest rates required under the Pension Funding Equity Act of 2004 for plan years commencing in 2006 and 2007.  In that regard, we contributed approximately $20 million in July 2006, approximately $45 million in September 2006 and approximately $6 million in October 2006, to the trusts that hold the assets of these pension plans. There can be no assurance that the bankruptcy court will continue to approve arrangements to satisfy the funding needs of the Plans. Contributions to non-U.S. plans are not subject to bankruptcy court approval and we intend to fund such plans based on actuarial and trustee recommendations; $3.5 million and $10.3 million was funded during the three months and nine months ended September 30, 2006, respectively.

We expect total pension expense for 2006 to be approximately $63 million, and benefit payments to retirees to aggregate approximately $96 million for all pension programs in 2006.  At September 30, 2006, our recorded pension liability for U.S. and non-U.S. underfunded plans was $481.6 million ($392.6 million included in liabilities not subject to compromise and $89.0 million related to supplemental pension benefits, included in “liabilities subject to compromise”) which includes the following components: (1) shortfall between dedicated assets and ABO of underfunded plans ($254.8 million); and (2) ABO of pay-as-you-go plans ($226.8 million).

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension plans and other postretirement benefit plans as an asset or liability in its statement of financial position, and requires recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of net periodic benefit cost.  SFAS No. 158 is effective for the year ending December 31, 2006.  We are not currently able to quantify the estimated effects of the adoption of SFAS No. 158 to our statement of financial position, as actual amounts will depend on year-end assumptions and calculations.  If we had adopted SFAS No. 158 effective December 31, 2005, we estimate that, after tax effects, reported total assets would have decreased by approximately $55 million, reported total liabilities would have increased by approximately $43 million, and reported total shareholders’ deficit would have increased by approximately $98 million.  We do not expect the adoption of SFAS No. 158 to have a material impact on our consolidated results of operations.

Postretirement Benefits Other Than Pensions—We provide certain health care and life insurance benefits for retired employees, a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of benefits under this program was $4.2 million and $10.7 million during the three months and nine months ended September 30, 2006, compared with $3.2 million and $8.3 million during the three months and nine months ended September 30, 2005. Our recorded liability for postretirement benefits of $86.4 million at September 30, 2006 is stated at net present value discounted at 5.5% (as discussed under Defined Benefit Pension Plans). Our proposed plan of reorganization provides for the continuation of these benefits.

Cash Resources and Available Credit Facilities—At September 30, 2006, we had $453.7 million in cash and cash equivalents and $86.9 million in net cash value of life insurance. In addition, we had access to committed credit facilities in the U.S., Germany and France.  In the U.S., under the $250.0 million DIP facility, $192.8 million was available at September 30, 2006, net of letters of credit and holdback provisions. The term of the DIP facility expires April 1, 2008. In Germany, under a €10.0 million line of credit, we had access to €4.5 million at September 30, 2006, net of bankers guarantees and other holdbacks. The term of the facility expires January 17, 2007.  In France, under a €3.9 million line of credit, we had access to €3.5 million at September 30, 2006, net of bankers guarantees. The term of the facility expires May 31, 2007. We believe that these funds and credit facilities will be sufficient to finance our operations while in Chapter 11.

Debt and Other Contractual Obligations—Total debt outstanding at September 30, 2006 was $728.9 million, including $210.9 million of accrued interest on pre-petition debt.  As a result of the Chapter 11 filing, we are now in default on $514.4 million of pre-petition debt, which, together with accrued interest thereon, is included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheet as of September 30, 2006. The automatic stay provided under the bankruptcy code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest on such debt during the Chapter 11 proceedings unless further developments lead management to conclude that it is probable that such interest will be compromised.

See Note 12 to the Consolidated Financial Statements for a discussion of financial assurances.

Analysis of Cash Flows

Our net cash flow from operating activities for the nine months ended September 30, 2006 was $49.4 million, compared with $14.8 million for the prior year period. The higher cash flow is attributable to improved operating results in 2006 and the non-recurrence of $119.7 million paid to settle tax and environmental contingencies in 2005. Pre-tax income from core operations before depreciation and amortization was $275.3 million, 11.6% higher than in the prior year period, a result of the higher income from core operations described above. Cash used for investing activities was $95.0 million, compared with $40.3 million for the prior year period, primarily reflecting capital replacements and investments in new production capacity, and the acquisition of a custom catalyst business in June 2006.

Cash Flow from Core Operations—The following table presents the components of net cash flow from core operations for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended
	September 30,
Core Operations (In millions)	2006	2005
Cash flows:
Pre-tax operating income	$189.6	$155.4
Depreciation and amortization	85.7	91.2
Pre-tax income before depreciation and amortization	275.3	246.6
Working capital and other changes	(102.7)	(68.0)
Cash flow before investing	172.6	178.6
Capital expenditures	(82.5)	(59.2)
Businesses acquired	(20.0)	(2.5)
Net cash flow from core operations	$70.1	$116.9

We expect to continue to invest excess cash flow and/or other available capital resources in our core business base. We expect that these investments are likely to be in the form of additional plant capacity, product line extensions, geographic market expansions, and/or acquisitions in existing product lines.  Investments that are outside the ordinary course of business may be subject to bankruptcy court approval and review by the Chapter 11 creditor committees.

Cash Flow from Noncore Activities—The cash flow from our noncore activities can be volatile. Expenditures are generally governed by bankruptcy court rulings and receipts are generally non-recurring. Much of the noncore spending in the past three years has been under Chapter 11 first-day motions that allow us to fund postretirement benefits and required environmental remediation on Grace-owned sites. Cash inflows have been from asbestos-related insurance recovery on pre-Chapter 11 liability payments, and unusual events.

	Nine Months Ended
	September 30,
Noncore Activities (In millions)	2006	2005
Cash flows:
Pre-tax income (loss) from noncore activities	$(88.9)	$(2.7)
Other non-cash charges	46.2	12.2
Cash spending for:
Noncore contingencies:
Tax settlement	—	(90.0)
Environmental settlements	—	(29.7)
Environmental remediation	(8.7)	(4.7)
Postretirement benefits	(10.7)	(8.3)
Retained obligations and other	(2.7)	(0.7)
Net cash flow from noncore activities	$(64.8)	$(123.9)

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

	Nine Months Ended
	September 30,
Reconciliation to Consolidated Statements of Cash Flows (In millions)	2006	2005
Net cash flow from core operations	$70.1	$116.9
Net cash flow from noncore activities	(64.8)	(123.9)
Cash paid for interest, income taxes net of refunds, and Chapter 11 expenses	(58.4)	(39.9)
Investing activities related to life insurance and sales of assets	7.4	20.9
Financing activities	14.5	(8.1)
Effect of currency exchange rate changes on cash and cash equivalents	10.2	(12.8)
Increase (decrease) in cash and cash equivalents per Consolidated Statements of Cash Flows	$(21.0)	$(46.9)

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

Grace has $500 million of outstanding pre-petition variable-rate borrowings under bank revolving credit agreements, and interest is accrued on this debt based on the prime rate as quoted by Bloomberg (the “Prime rate”).  Due to the Filing, interest accrued on pre-petition debt is added to the principal balance.  As of September 30, 2006, total interest accrued on this debt and added to the $500 million principal was $208.5 million.  If the Prime rate were to vary in the near-term by one percentage point, the effect would be to increase or decrease interest expense and outstanding principal by approximately $7.5 million over the twelve-month period ended September 30, 2007.

Grace also maintains a $250 million debtor-in-possession facility (DIP). The interest rate under this facility is based on LIBOR, a variable rate.  As of September 30, 2006, no amount was outstanding under this facility, and $192.8 million was available to Grace, net of letters of credit and holdback provisions.

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

In May 2004, Grace purchased forward contracts with a U.S. bank to minimize currency risk related to a Euro-denominated intercompany loan due from a German subsidiary of Grace to a U.S. subsidiary of Grace.  In June 2005, Grace extended a portion of the forward contract amounts to dates that mature on the dates of the scheduled principal repayments.  As part of the contract extension, Grace was required to pay a settlement premium of $9.3 million to the bank.  Grace expects this settlement premium will be recovered over time as the contracts are settled at rates greater than the initial rates in the May 2004 foreign currency forward contracts.  Currency fluctuations on this loan are recorded as a component of operating results.  The loan is denominated in Euros, and the total amount outstanding under the intercompany loan was €153.1 million as of September 30, 2006 (approximately $194.1 million).

The following table provides information about Grace’s significant foreign currency forward exchange agreements as of September 30, 2006, specifically, the notional amounts and weighted average exchange rates by expected (contractual) maturity dates.  These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The fair values represent the fair value of the derivative contracts.

	Expected Maturity Date
Forward Exchange Agreements (Receive $U.S./Pay Euros)	2006	2007	2008	Total	Fair Value
Contract amount (in millions of $U.S.)	$23.0	$92.8	$79.1	$194.9	$(6.3)
Average contractual exchange rate, $U.S. to Euros	1.26	1.27	1.28	1.27	N/A

Grace’s U.S. subsidiaries purchase a significant amount of products from Grace Canada, and these purchases are denominated in Canadian dollars (CAD).  From time to time, Grace may purchase foreign currency exchange rate forward contracts and/or options in order to reduce the impact of currency exchange to Grace’s consolidated gross margin as a result of intercompany transactions denominated in CAD.  In the third quarter of 2006, Grace U.S. purchased options to acquire CAD from a U.S. financial institution to hedge foreign currency exposures related to intercompany purchases of products from Grace Canada.  Grace U.S. entered into contracts with a total notional value of 4.9 million CAD (approximately $4.4 million as of September 30, 2006) and a weighted average strike price of CAD 1.1063/$U.S.  All foreign currency options contracts entered into as of September 30, 2006 will expire by December 31, 2006.  The fair value of these options at September 30, 2006 was not material.

The fair values of foreign currency exchange rate derivative contracts are presented as other assets or other liabilities and allocated between current and non-current, as appropriate, in the Consolidated Balance Sheets.

Commodity Price Risk

Grace operates in markets where the prices of raw materials and energy are commonly affected by cyclical movements of the economy.  The principal raw materials used in Grace’s products include caustic, alumina, rare earths, nickel, aluminum, cobalt carbonate, kaolin, molybdenum, sodium aluminate, sodium silicate, olefins, gypsum, resins, rubber and latices.  Natural gas is the largest single energy source that Grace purchases. These commodities are generally available to be purchased from more than one supplier.  In order to minimize the risk of increasing prices on its significant raw materials and energy, Grace has moved towards a centralized supply chain organization for procurement in order to improve purchasing activities. Grace has also formed a risk management committee to review proposals to hedge purchases of raw materials, energy and currency.

Natural gas prices can be volatile, as experienced during 2005 in the aftermath of Hurricanes Katrina and Rita in the Gulf Coast.  These disasters caused a significant increase in natural gas prices that negatively impacted Grace’s production costs in the third and fourth quarters of 2005.  Grace has implemented an energy risk management program under which its goal is to hedge its natural gas supply in a way that provides protection against the continued price volatility of the natural gas market.  In order to mitigate volatile natural gas prices, Grace has entered into forward contracts, fixed price swaps and options to hedge a portion of its 2006 and 2007 natural gas requirements.   As of September 30, 2006, Grace has not entered into any commodity derivatives to hedge raw material prices.

The following table provides information about Grace’s forward contracts, swaps and options that are sensitive to changes in commodity prices, specifically natural gas prices.  Contract volumes, or notional amounts, are presented in millions of British thermal units (MMBtu), weighted average contract prices are presented in $U.S. per MMBtu, and the total contract amount and fair value are presented in millions of $U.S.  The fair values represent the fair value of the derivative contracts.  The fair value for swaps represents the excess of the variable price (market price) over the fixed price (pay price) multiplied by the nominal contract volumes.  The fair value of options represents the excess of the market value amounts (as quoted on the New York Mercantile Exchange) over the contract amount.

Type of Contract	Contract Volumes	Maturity	Weighted Average Price ($US/MMBtu)	Total Contract Amount	Fair Value
Forwards	990,000	2006	$9.39	$9.3	$6.4
Forwards	570,000	2007	10.56	6.0	4.4
Swaps (long).	660,000	2007	7.93	5.2	(0.4)
Call Options (long)	200,000	2006	10.50	2.1	(0.3)

The fair value of commodity swaps and options derivative contracts are presented as other assets or other liabilities and allocated between current and non-current, as appropriate, in the Consolidated Balance Sheets.  Grace’s forward contracts for natural gas qualify for the normal purchases and normal sales exception from SFAS No. 133, as they do not contain net settlement provisions, and result in physical delivery of natural gas from suppliers.  Therefore, the fair values of these contracts are not recorded in Grace’s Consolidated Balance Sheets.

Item 4.           CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2006, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Grace’s Chief Executive Officer and Chief Financial Officer concluded that Grace’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to Grace is made known to management, including Grace’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Grace’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, Grace’s internal control over financial reporting.

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

W. R. GRACE & CO.
(Registrant)

Date: November 8, 2006	By	/s/ A. E. FESTA
A. E. Festa
President and Chief Executive Officer

Date: November 8, 2006	By	/s/ ROBERT M. TAROLA
Robert M. Tarola
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
15	Accountants’ Awareness Letter
31.(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002