Form 10-K
period 2006-12-31
W R GRACE & CO
filed 2007-03-02
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Yes ☐         No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐         No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐         Accelerated filer ☒         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No ☒

The aggregate market value of W. R. Grace & Co. voting and non-voting common equity held by non-affiliates as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price of $11.70 as reported on the New York Stock Exchange was $667,355,329. *

At January 31, 2007, 69,206,435 shares of W. R. Grace & Co. Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

* Excludes 11,219,148 shares of outstanding W. R. Grace & Co. (“Grace”) Common Stock held by directors and executive officers and stockholders, whose beneficial ownership exceeds 10% of the outstanding shares of Grace Common Stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of Grace, or that such person is controlled by or under common control with Grace.

Grace®, the Grace® logo and, except as otherwise indicated, the other trademarks in this Report are trademarks or registered trademarks of W. R. Grace & Co.—Conn. or its subsidiaries in the United States and/or other countries. OCR® is a registered trademark of Chevron Intellectual Property, Inc.  As used herein, ®  indicates that a trademark is registered in the United States and/or other countries.  Unless the context otherwise indicates, in this document the terms “Grace,” “we,” “us,” “our” or “the company” mean W. R. Grace & Co. and/or its consolidated subsidiaries and affiliates.

PART I

Item 1.                          BUSINESS

BUSINESS OVERVIEW

W. R. Grace and Co. is engaged in specialty chemicals and specialty materials businesses on a global basis through its two operating segments, Grace Davison and Grace Performance Chemicals.  We entered the specialty chemicals industry in 1954, when we acquired both the Dewey and Almy Chemical Company and the Davison Chemical Company.  During the 1980s and 1990s, we divested a substantial number of businesses that were not consistent with our business strategy. Grace is the successor to a company that originated in 1854 and originally became a public company in 1953.

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

•                  silica- and polymer-based materials and chromatography columns, instruments, consumables and accessories used in life and analytical sciences applications

Grace Davison accounted for approximately 53.1% of our 2006 sales.

Grace Performance Chemicals, or GPC, includes:

•                  Specialty construction chemicals and materials, including concrete admixtures and fibers used to improve the durability and working properties of concrete, additives used in cement processing to improve energy efficiency, enhance the characteristics of finished cement and improve ease of use, building materials used in commercial and residential construction and renovation to protect buildings from water, vapor and air penetration, and fireproofing materials used to protect buildings in the event of fire

•                  Darex® packaging products and technologies, primarily specialty sealants and coatings used in rigid food and beverage packages, including can and closure sealants used to seal and enhance the shelf life of can and bottle contents, and coatings for cans and closures that prevent metal corrosion, protect package contents from the influence of metal and ensure proper adhesion of sealing compounds

Grace Performance Chemicals accounted for approximately 46.9% of our 2006 sales.

Our principal executive offices are located at 7500 Grace Drive, Columbia, Maryland 21044, telephone (410) 531-4000. As of December 31, 2006, we had approximately 6,500 full-time employees worldwide.

Our strategy is to seek increased enterprise value by profitably growing our specialty chemicals and materials businesses in the global marketplace and achieving high levels of efficiency. To achieve these objectives, we plan to:

•                  invest in research and development activities, with the goals of introducing new high-performance, technically differentiated products and services while continuing to enhance manufacturing processes and operations

•                  expand sales and manufacturing into geographic areas that are growing, including China, India, Eastern Europe and the Middle East

•                  pursue selected acquisitions and alliances that complement our current product offerings or provide opportunities for faster penetration of desirable market or geographic segments

•                  continue our commitment to process and productivity improvements and cost-management, such as rigorous controls on working capital and capital spending, integration of functional support services worldwide and programs for supply chain management, which include both procurement and materials management

CHAPTER 11 FILING

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

Chapter 11 permits a debtor to define and resolve its liabilities under a court-supervised process generally referred to as a reorganization.  Unlike a Chapter 7, or liquidation bankruptcy, which results in the sale or distribution of all of the assets of a business, Chapter 11 reorganization permits a debtor to continue its normal business operations. Existing management may continue to manage the debtor’s operations during the reorganization.  As a debtor-in-possession, a debtor is able to do business with suppliers and customers in a routine manner. Certain other activities, including transactions outside the ordinary course of business, generally require specific approval of the bankruptcy court.

After a debtor files Chapter 11, one or more official committees that represent the interests of general unsecured creditors, other creditors and stockholders may be appointed. Normally these committees and their respective advisors are actively involved in the process to monitor the bankruptcy and protect the interests of their respective constituencies.  The fees and expenses of these committees and advisors are paid by the debtor.

The Chapter 11 process generally ends when the bankruptcy court approves a plan of reorganization for the debtor. In cases similar to ours with complex asbestos liabilities, debtors have taken several years to complete the Chapter 11 process.

Grace Chapter 11 Filing

We voluntarily entered Chapter 11 to resolve comprehensively the tens of thousands of asbestos personal injury claims against us. These claims relate to past products and processes that involved asbestos, a mineral formerly used widely for many decades in building and other commercial products. Prior to 2000, we were able to resolve asbestos-related claims through direct negotiations and litigation, paying over $2 billion in claims and legal costs over a 20-year period.  In most of the personal injury lawsuits, we are one of many defendants.  The rate at which new claims were filed had stabilized and annual cash flows with respect to those claims were manageable and fairly predictable. In 2000 and the first quarter of 2001, the litigation environment changed with an unexpected 81% increase in personal injury claims filed against us, which we believe was caused by a surge in unmeritorious claims. We also became a defendant in class action lawsuits alleging damages from Zonolite Attic Insulation, or ZAI, a former attic insulation product. Trends in claims filing and settlement demands showed no sign of returning to historic levels and these unfavorable trends were exacerbated by the bankruptcy filings of several of our co-defendants in asbestos personal injury litigation. These trends greatly increased the risk that we would not be able to resolve our pending and future asbestos-related claims under the state court system.

After a thorough review of these developments, our Board of Directors concluded that a federal court-supervised bankruptcy process provided the best forum available to achieve fairness in resolving these claims.  On April 2, 2001, we, along with 61 United States subsidiaries and affiliates, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.  Since that time, we have been subject to the jurisdiction of the Bankruptcy Court.

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

Four committees have been appointed in the bankruptcy cases, two representing asbestos claimants, a third representing other unsecured creditors and a fourth representing shareholders. These committees, and a legal representative of future asbestos claimants, have the right to be heard on all matters that come before the Bankruptcy Court and are playing important roles in the bankruptcy cases. We are required to bear certain costs of the committees and of the future asbestos claimants’ representative, including those of their counsel and financial advisors.

See disclosure in this Report in Item 3 (Legal Proceedings) and Item 7 (Managements’ Discussion and Analysis of Financial Condition and Results of Operations) for a description of our proposed plan of reorganization, proforma financial effects of the proposed plan, and the status of our current Chapter 11 proceedings.

PRODUCTS AND MARKETS

Specialty Chemicals and Specialty Materials Industry Overview

Specialty chemicals and specialty materials are high-value-added products used as catalysts, intermediates, components, protectants or additives in a wide variety of products and applications. They are generally produced in relatively small volumes (compared with commodity chemicals) and must satisfy well-defined performance requirements and specifications. Specialty chemicals and specialty materials are often critical components of end products, or catalysts for the production of end products and components used in end products; consequently, they are tailored to meet customer needs, which generally results in a close relationship between the specialty chemicals or specialty materials producer and the customer.

We focus our business on the following, which we believe are important competitive factors in the specialty chemicals and specialty materials industry:

•                  value-added products and services, sold at competitive prices

•                  customer service, including rapid response to changing customer needs

•                  technological leadership (resulting from investment in research and development and technical customer service)

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

The following table sets forth Grace Davison sales of similar products based on end-use markets as a percentage of Grace total revenue.

	2006		2005		2004
(In millions)	Sales	% of Grace Revenue	Sales	% of Grace Revenue	Sales	% of Grace Revenue
Refining Industry(1)	$859.1	30.4%	$796.0	31.0%	$651.9	28.9%
Industrial Applications(2)	641.5	22.7%	574.2	22.3%	540.3	23.9%
Total Grace Davison Revenue	$1,500.6	53.1%	$1,370.2	53.3%	$1,192.2	52.8%

(1)                           includes FCC catalysts and hydroprocessing catalysts

(2)                           includes specialty catalysts, engineered materials, discovery sciences and other industrial technologies

The following table sets forth Grace Davison sales by region as a percentage of Grace Davison total revenue.

	2006		2005		2004
(In millions)	Sales	% of Grace Davison Revenue	Sales	% of Grace Davison Revenue	Sales	% of Grace Davison Revenue
North America	$536.9	35.8%	$508.9	37.1%	$453.9	38.1%
Europe	643.8	42.9%	561.4	41.0%	498.1	41.8%
Asia Pacific	261.9	17.4%	239.1	17.5%	194.1	16.3%
Latin America	58.0	3.9%	60.8	4.4%	46.1	3.8%
Total Grace Davison Revenue	$1,500.6	100%	$1,370.2	100%	$1,192.2	100%

FCC Catalysts and Additives

We are a global leader in developing and manufacturing fluidic catalytic cracking, or FCC, catalysts and additives that enable petroleum refiners to increase profits by improving product yields and quality. Our products also enable refiners to reduce emissions from their FCC units and reduce sulfur content in the gasoline and diesel fuel refiners produce.

Oil refining is a highly specialized discipline, and refinery catalysts must be tailored to meet local variations in crude oil and a refinery’s product mix. We work regularly with customers to help them find the most appropriate catalyst formulations for their changing needs. We are dependent on the economics of the petroleum industry, specifically, the impacts of demand for transportation fuels and petrochemical products and crude oil supply which affect the extent to which our customers utilize the available capacity of their FCC units. In general, as capacity utilization increases, a refinery needs a disproportionately greater amount of catalyst.

Refinery feedstocks vary in quality from sweet to heavy crude oil. Sweet crude feedstocks are more expensive than heavy crude and have a greater proportion of high-value petroleum products.  They also have a lower proportion of residual oil, or “resid,” which is generally the lowest-value feedstock contained in crude oil. Although feedstocks with high resid content are less expensive than higher quality feedstocks, the processing of high resid feedstocks is more difficult because of their relatively high metals, nitrogen and sulfur contamination and higher boiling points. Due to increased prices for crude oil, refiners have increased their efforts to maximize the yield from resid feedstocks. We have designed our MIDAS®, IMPACT®, NEKTOR™, and NOMUS™ product portfolios to enable our customers to increase the efficiency and yield of resid refining.

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

Economic growth in emerging countries has increased the demand for plastics. As a result, our refinery customers have sought increased profits in the petrochemical market by increasing the yield of propylene from their FCC units. Our zeolite-based technology, including our ProPlus™, Olefins Max® and OlefinsUltra® products, is designed to maximize the propylene output of FCC units.

In recent years, many countries and regions, including the U.S., European Union and China have imposed or increased the regulatory limitations on the sulfur content of gasoline and diesel fuel. We have developed a portfolio of products designed to assist refiners in meeting their gasoline sulfur reduction targets including our D-PriSM® and GSR®-5 additives and our SuRCA®, SATURN® and GSR®-7 catalyst families.

Competition in the FCC catalyst and additives markets is based on technology, product performance, customer service and price. Our two principal global competitors are BASF Corporation and Albemarle Corporation. We have multiple regional competitors in the markets for FCC additives.

Hydroprocessing Catalysts

We sell hydroprocessing catalysts through Advanced Refining Technologies, LLC, or ART, our joint venture with Chevron Products Company. We established ART to combine our technology with that of Chevron and to develop, market and sell hydroprocessing catalysts to customers in the petroleum refining industry worldwide.

As discussed above, we are dependent on the economics of the petroleum industry. The increase in prices for crude oil has increased the value of refinery feedstocks that have high resid content. We are a leading supplier of hydroprocessing catalysts, including fixed-bed, on-stream catalyst replacement (OCR®) and ebullating bed products, designed for processing these feedstocks.

We also offer a full line of catalysts used in processing ultra-low sulfur content gasoline and diesel fuel, including our SmART Catalyst System® and ApART™ catalyst system, that are customized for individual refiners. These products are designed to help refiners meet their obligations to reduce sulfur content in their products.

Competition in the hydroprocessing catalyst industry is based on technology, product performance, customer service and price. Albemarle Corporation and Criterion Catalysts and Technologies are our leading global competitors in hydroprocessing catalysts.  We also have multiple regional competitors.

Specialty Catalysts

We are a leading provider of catalyst systems and catalyst supports to the polyolefins industry for a variety of polyethylene and polypropylene process technologies. These types of catalysts are used for the manufacture of polyethylene and polypropylene resins used in products such as plastic film, high-performance plastic pipe and household containers. We use a combination of proprietary catalyst and support technology, as well as technology licensed from third parties, to provide unique catalyst-based solutions to industry, and to provide a broad technology portfolio for enhancing collaboration opportunities with technology leaders.

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

We also supply our Magnapore® polymerization catalyst to produce high performance polyethylene in the slurry loop process for pipe and film applications. Polytrak®, our newest family of products for the polypropylene market, is designed to achieve improved polymer performance, particularly for impact-resistant applications such as automobile bumpers.

Our Davicat® customized products offer a wide range of chemical and physical properties based on our material science technology for supported catalysts and biotechnology applications such as nylon and artificial sweeteners. Our Raney® products are used for the synthesis of organic compounds for the fibers, pharmaceuticals, plastics, perfumes, soaps, color couplers and petroleum industries. Our specialty catalysts products also include washcoat materials used in automotive catalytic converters to lower vehicle emissions by converting engine pollutants into non-toxic compounds.  We are in the process of exploring strategic alternatives for our washcoat materials business.

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

We have a global position in engineered materials, with greater than 50% of our engineered materials sales outside of the U.S. Our major competitors are INEOS, Degussa Corporation and UOP LLC who also sell their products on a worldwide basis.

Discovery Sciences

Our discovery sciences product group includes a wide range of chromatography tools that enable scientists to separate mixtures of molecules into their various constituents. Chromatography is commonly used in a wide range of applications, including drug discovery and purification for the pharmaceutical and biotechnology industries, environmental analysis, forensics, petrochemical analysis, food, cosmetics, vitamins and biofuels.

Our product range includes chromatography consumables, analytical and preparative columns packed with our silica, and bulk silica that customers can pack in their own production columns.  We can modify the base silica and surface chemistry for analytical, preparative and process scale customers, allowing us to enhance our products for unique applications.  Our chromatography products include:

•                  Vydac®, Alltech®, Jones Chromatography™, Flexit™, Grom™ and MODcol® liquid and gas chromatography columns, detectors and other chromatography instruments including pumps, gas generators, auto samplers, flow meters, and gas chromatography instruments

•                  Davisil®, and Vydac® silica used by drug companies for laboratory and process scale chromatography

•                  a wide range of chromatography consumables and accessories including solid phase extraction (SPE) cartridges, vials, syringes, standards, and thin layer chromatography (TLC) plates

Our discovery sciences products compete on the basis of product quality, distinct technology and customer support. The market for these products is highly fragmented with a large number of companies that sell their products on a global and regional basis, although a number of companies, such as Waters Corporation and Agilent Technologies, have a substantial global position and a relatively large installed customer base. We have developed this product group over the past few years, primarily through acquisitions of companies with substantial experience in this industry.

Manufacturing

Our Grace Davison products are manufactured by a network of globally-coordinated plants that are positioned to service our customers regionally. Our integrated planning organization is responsible for the effective utilization of our manufacturing capabilities. Our discovery sciences product group also maintains specific “centers of excellence” for some product manufacturing.

Marketing/Sales

Our Grace Davison operating segment uses a global organization of technical professionals with extensive experience in refining processes, catalyst development, and catalyst applications to market our refining technologies and ART product groups. These professionals work to tailor our technology to the needs of each specific customer. We generally negotiate prices for our FCC catalysts and ART hydroprocessing catalysts because our formulations are specific to the needs of each customer and each customer receives special attention and technical service. Due to the current demand for hydroprocessing catalysts, we generally sell ART products through long-term supply agreements with our geographically diverse customer base.

We use a global sales force for our specialty catalysts product group that seeks to maintain close working relationships with our customers. These relationships enable us to cooperate with major polyolefin resin producers to develop catalyst technologies that complement their process developments. We have geographically distributed our sales and technical service professionals to make them responsive to the needs of our geographically diverse customers. We typically negotiate prices on an annual basis; however, we also operate under long-term contracts with built-in pricing mechanisms for certain customers.

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

Seasonality does not have a significant overall effect on our Grace Davison operating segment. However, sales of FCC catalysts tend to be lower in the first quarter prior to the shift in production by refineries from home heating oil for the winter season to gasoline production for the summer season. FCC catalysts and hydroprocessing catalysts are consumed at a relatively steady rate and are replaced regularly.  Hydroprocessing catalysts are consumed over a period of years and are replaced in bulk in an irregular pattern. Since our customers periodically shut down their refining processes to replace hydroprocessing catalysts in bulk, our hydroprocessing catalyst sales to any customer can vary substantially over the course of a year based on that customer’s catalyst replacement schedule.

Raw Materials

The principal raw materials for Grace Davison products include caustic, alumina, rare earths, nickel, aluminum, cobalt carbonate, kaolin, molybdenum, sodium aluminate, and sodium silicate. Multiple suppliers are generally available for each of these materials; however some of our raw materials are provided by single sources of supply. In some instances, we produce our own raw materials and intermediates. As in many chemical businesses, we consume significant quantities of natural gas in the production of Grace Davison products. World events and other economic factors have caused volatility in the price of natural gas. Increases in the cost of natural gas and other important raw materials can negatively impact our operating margins.

Grace Performance Chemicals Operating Segment

Our GPC products include specialty construction chemicals and materials and Darex packaging products and technologies.  We entered these businesses in 1954, with our acquisition of the Dewey and Almy Chemical Company.

The following table sets forth GPC sales of similar products based on end-use markets as a percentage of Grace total revenue.

	2006		2005		2004
(In millions)	Sales	% of Grace Revenue	Sales	% of Grace Revenue	Sales	% of Grace Revenue
Construction Industry	$1008.1	35.7%	$886.9	34.5%	$769.3	34.0%
Food Packaging	296.7	10.5%	292.9	11.4%	279.1	12.3%
Industrial Applications	21.1	0.7%	19.5	0.8%	19.3	0.9%
Total GPC Revenue	$1,325.9	46.9%	$1,199.3	46.7%	$1,067.7	47.2%

The following table sets forth GPC sales by region as a percentage of GPC total revenue.

	2006		2005		2004
(In millions)	Sales	% of GPC Revenue	Sales	% of GPC Revenue	Sales	% of GPC Revenue
North America	$621.9	46.9%	$578.2	48.2%	$525.1	49.2%
Europe	427.2	32.2%	374.7	31.2%	317.6	29.7%
Asia Pacific	181.3	13.7%	164.1	13.7%	155.1	14.5%
Latin America	95.5	7.2%	82.3	6.9%	69.9	6.6%
Total GPC Revenue	$1,325.9	100%	$1,199.3	100%	$1,067.7	100%

Specialty Construction Chemicals and Materials

We are a supplier to the nonresidential (commercial and infrastructure) construction industry, and to a lesser extent, the residential construction and repair and restoration industries. The following table shows our principal specialty construction chemicals and materials products:

Products	Uses	Customers	Key Brands
Concrete admixtures	Concrete admixtures and polymeric fibers are used to reduce the production and in-place costs of concrete, and improve the life cycle cost of the structure.	Ready-mix and precast concrete producers, engineers and specifiers	ADVA®, STRUX®, PolarSet®, Eclipse®

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

Specialty vermiculite products

Specialty vermiculite products are used in a wide range of applications making use of vermiculite’s insulating properties and its ability to absorb nutrients, primarily in the horticultural, construction, and automotive industries.

		Manufacturers of a variety of products, including potting soils, animal feeds, brakes, clutches and fire-rated products	MicroLite®, VerxiteTM, FRSVTM

Products	Uses	Customers	Key Brands
Structural waterproofing, vapor and air barrier systems

Structural waterproofing and air barrier systems prevent water, vapor and/or air infiltration in commercial structures. Products include self-adhered sheet and liquid membranes, joint sealing materials, drainage composites and waterstops.

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

Fire protection and firestop products

Fire protection products are spray-applied to the structural steel frame, encasing and insulating the steel and protecting the building in the event of fire. Firestop products and systems compartmentalize and contain fire and smoke within a building.

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

In view of this diversity of customers and customer concerns, and because construction chemicals and building materials require intensive sales and customer service efforts, we maintain a direct sales and technical support team for construction chemicals and building materials, with sales personnel based in more than 25 countries worldwide. This sales and support team sells products under global contracts, under U.S. or regional contracts, and on a job-by-job basis. We also use distributors in both domestic and overseas markets and for most of our waterproofing products.  We compete globally with several large construction materials suppliers, and regionally and locally with numerous smaller competitors.  In recent years, the cement and concrete industry has experienced some consolidation, thereby increasing the importance of servicing global customers.

Competition for our specialty construction chemicals and materials product group is based on product performance, technical support and service, and brand name recognition in the construction industry.

We seek to improve our products, adapt them for new applications and add new products through our innovation growth processes which focus on understanding the needs of the customer, key performance indicators and marketing research and development.  We also seek to extend our product portfolio and geographic reach through acquisitions.

In addition to new product introductions, product enhancements and acquisitions, we look for growth opportunities in developing countries where increasing construction activity, improvement in building codes, and sophistication of construction practices can accelerate demand for our construction products. We continue to expand our commercial and manufacturing capabilities in these geographic areas.

The key raw materials used in our specialty construction products are obtained from a variety of suppliers, including commodity chemical producers, petroleum companies and paper manufacturers. The majority of our raw materials are olefins and organic chemicals; we also make significant purchases of inorganic materials such as gypsum, as well as specialty materials including specialty films, papers, membranes and fibers. In most instances, these materials are available from multiple sources.  Global supply and demand factors, and petroleum prices significantly impacted the price and availability of key raw materials in recent years.

The construction business is cyclical in response to economic conditions and construction demand. The construction business is also seasonal and dependent on favorable weather conditions, with a decrease in construction activity during the winter months. Demand for our specialty construction products is primarily impacted by global non-residential construction activity and U.S. residential construction activity. We seek to increase profitability and minimize the impact of cyclical downturns in regional economies by introducing technically advanced high-performance products and expanding geographically.  Although in recent years these strategies have been successful in minimizing the impact of cyclicality on our specialty construction products product group, a significant downturn in North American commercial construction activity adversely affected results of operations in 2002 and the first half of 2003. Operating results improved in 2004 through 2006; however a decline in North American construction activity in late 2006 has had an impact on our residential building materials product line.

Darex Packaging Products and Technologies

Our Darex packaging products and technologies include:

•                             can sealants for rigid containers, which are principally sold to container manufacturers and ensure a hermetic seal between the lid and the body of beverage, food, aerosol and other cans

•                             sealants for metal and plastic bottle closures which are principally sold to container manufacturers and are used on pry-off and twist-off metal crowns, as well as roll-on pilfer-proof and plastic closures to seal and enhance the shelf life of glass and plastic bottles and jars used in beverage and food applications

•                             coatings for metal packaging which are principally sold to container manufacturers and are used in the manufacture of cans and closures to protect the metal against corrosion, protect the contents against the influences of metal, ensure proper adhesion of sealing compounds to metal surfaces, and provide base coats for inks and for decorative purposes

We seek to grow the Darex product group by continually developing and introducing new products to meet packager and brand owner needs and by focusing on specialty high-growth markets, such as plastic packaging, and growth geographies. Sales growth of can sealants has been negatively impacted by the long-term shift from metal to plastic packaging for foods and beverages. This shift has caused a decline in can sealant usage over recent years, but provides opportunities for increased sales of closure sealants, coatings and other products for plastic packaging. We will continue to focus on improving the profitability and cash flows of this product group through worldwide productivity and strategic sourcing initiatives.

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

Although raw materials used in our Darex products, including resins, rubber and lattices, are generally available from multiple sources, some raw materials are purchased from single source suppliers. We seek to mitigate the risk of using single source suppliers by identifying and qualifying alternative suppliers or, for unique materials, by using alternative formulations from other suppliers or by passing price increases on to customers. Some raw materials are also subject to pricing pressures, particularly petroleum-based specialty and commodity materials such as resins and solvents.  Since we manufacture a substantial portion of our Darex products in developing countries using raw materials from suppliers in the U.S., Europe and other developed economies, currency revaluations versus the U.S. dollar and Euro in developing countries may adversely affect our raw material costs and the prices we may charge for our products.

Our Darex product group is affected by seasonal and weather-related factors such as the consumption of beverages and the size and quality of food crops. These impacts are softened by the global nature of this product group.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

Financial information about industry segments and geographic areas for 2006, 2005 and 2004 is contained in Note 19 to the Consolidated Financial Statements in the Financial Supplement to this Report. Risks attendant to our foreign operations are discussed below in “Risk Factors.”

INTELLECTUAL PROPERTY; RESEARCH ACTIVITIES

Competition in our industry is often based on technological superiority and innovation. Our ability to maintain our margins and effectively compete with other suppliers depends on our ability to introduce new products based on innovative technology, as well as our ability to obtain patent or other intellectual property protection. Our research and development programs emphasize development of new products and processes, improvement of existing products and processes and application of existing products and processes to new industries and uses. We conduct research in all regions, with North America and Europe accounting for the most activity.

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

Research and development expenses relating to continuing operations amounted to $64 million in 2006, $59 million in 2005 and $51 million in 2004. These amounts include expenses incurred in funding external research projects. The amount of research and development expenses relating to government- and customer-sponsored projects (rather than projects that we sponsor) was not material during these periods.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

We are subject, along with other manufacturers of specialty chemicals, to stringent regulations under numerous U.S. federal, state and local and foreign environmental, health and safety laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. Environmental laws require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. We are involved in remediation actions to address hazardous wastes or other materials as required by U.S. federal, state and local and foreign laws. During the Chapter 11 proceeding, we generally are not participating in the funding of investigation and remediation at sites that we do not own. Our ultimate liability with respect to many of these sites will be determined as part of the Chapter 11 proceeding.

We have expended substantial funds to comply with environmental laws and regulations and expect to continue to do so in the future. The following table sets forth our expenditures in the past three years, and our estimated expenditures in 2007 and 2008, for (i) the operation and maintenance of manufacturing facilities and the disposal of wastes; (ii) capital expenditures for environmental control facilities; and (iii) site remediation:

Year	Operation of Facilities and Waste Disposal (in $ millions)	Capital Expenditures (in $ millions)	Site Remediation (in $ millions)
2004	$47	$7	$9
2005	$51	$9	$28
2006	$59	$8	$11
2007	$60	$10	$9
2008	$61	$13	$22

*                             For 2007 and 2008, amounts are current estimates based on the assumption that we do not emerge from Chapter 11 and incur costs associated with sites that we do not own during the specified periods.

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

EMPLOYEE RELATIONS

As of December 31, 2006, we employed approximately 6,500 persons, of whom approximately 3,200 were employed in the United States. Of our total employees, approximately 3,100 work in Grace Davison facilities, approximately 2,600 work in Grace Performance Chemicals facilities, and approximately 800 are dedicated to corporate activities and/or are shared through globally managed professional groups such as financial and legal services, human resources, information technology, supply chain and environmental health and safety.

Approximately 900 of our manufacturing employees in the United States are represented for collective bargaining purposes by a total of approximately 10 different local collective bargaining groups. We have operated without a labor work stoppage for more than 10 years.

We have works councils representing the majority of our European sites serving approximately 1,600 employees.

RISK MANAGEMENT

We have programs in place to address the following significant risks to Grace:

•                  Disasters—We have disaster recovery plans in effect at key sites, and we have built a certain amount of redundancy into our production plants where feasible. We also have a formalized risk management program, which includes several types and layers of insurance.  We are advised by risk management professionals and brokers who are familiar with recent trends in the insurance markets worldwide. The level of insurance carried, and other related aspects such as deductibles, self-insurance levels, etc. are monitored by management and reviewed by the Board of Directors on a regular basis.

•                  Environmental—We are committed to the heath and safety of all employees and to protecting the environment from damage through the use or production of our products. Our Environmental Health and Safety (EH&S) organization is global in scope and is charged with assuring that we live up to our commitments in this area. The group performs EH&S audits of our facilities and regularly monitors local laws and regulations to ensure that we are in full compliance. Where appropriate, we use outside consultants and experts to augment our in-house staff. We continue to implement our EHS management system in our facilities worldwide.  Our EHS management system is designed to enable us to apply “best practices” and “continual improvement” principles across our business.

•                  Ethics and Fraud—We insist that our employees maintain the highest standards of ethical behavior. We have preventative and investigatory programs in place to maintain these standards, as follows:

•                  We have established online ethics training programs in several languages.

•                  All U.S. employees and key employees outside the U.S. must sign an annual Ethics Statement in which they renew their commitment to operate ethically and according to the Grace code of conduct.  They must also report any actual or potential conflicts of interest for evaluation by management, and remediation if necessary.

•                  We have an anonymous telephone line to report fraudulent or unethical behavior to our Chief Ethics Officer.  The direct line is available to all employees worldwide where local law allows such a facility.  All allegations of fraud are reported to the Audit Committee.

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

AVAILABILITY OF REPORTS AND OTHER DOCUMENTS

We maintain an Internet website at www.grace.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. These reports may be accessed through our website’s investor information page.

In addition, the charters for the Audit, Compensation, Nominating and Governance, and Corporate Responsibility Committees of our Board of Directors, our corporate governance guidelines and code of ethics are available, free of charge, on our website at www.grace.com/About/Leadership/Governance/.  Printed copies of the charters, governance guidelines and code of ethics may be obtained free of charge by contacting Grace Shareholder Services at 410-531-4167.

The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.

On April 7, 2006, our Chief Executive Officer submitted a certification to the New York Stock Exchange that, as of such date, he was not aware of any violation by Grace of the New York Stock Exchange corporate governance listing standards. Our Chief Executive Officer and Chief Financial Officer have submitted certifications to the SEC pursuant to the Sarbanes Oxley Act of 2002 as exhibits to this Report.

EXECUTIVE OFFICERS

See Part III, Item 10 of this Report for information about our Executive Officers.

Item 1A.                 RISK FACTORS

This report and the Financial Supplement contain, and our other public communications may contain, projections or other “forward-looking” information, that is, information related to future, not past, events. Such information generally includes the words “believes,” “plans,” “intends,” “targets,” “will,” “expects,” “anticipates,” or similar expressions. Forward-looking information includes all statements regarding our Chapter 11 proceeding (including the pro forma financial statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), expected financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital and other expenditures, competitive positions, growth opportunities for existing products, benefits from new technology and cost reduction initiatives, plans and objectives of management, and markets for securities. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking information to prove incorrect. Further, our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking information, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to the projections and forward-looking information contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

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

Our proposed plan of reorganization provides that Grace common stock would remain outstanding at the effective date of the plan, but the interests of current holders of Grace common stock would be subject to substantial dilution by additional Grace securities that may be issued under the plan. The pro forma financial information included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Proforma Financial Information” in the Financial Supplement reflects the accounting effects of the plan as if it had become effective on December 31, 2006, and as if it had been in effect for the year ended December 31, 2006.  If the plan is not confirmed or, if confirmed, if its provisions are materially different from those proposed, the proforma financial information will change.

The plan is subject to the fulfillment of numerous conditions, including a determination by the Bankruptcy Court that the maximum amount that we and other parties would be required to contribute to the trust for the benefit of asbestos claimants does not exceed $1,613 million, and that assets from settlement agreements with Sealed Air Corporation and Fresenius Medical Care will be available to fund our liabilities. The asbestos creditors have asserted that the plan is unconfirmable and have asked the Bankruptcy Court for authority to file one or more alternative plans. If the conditions precedent in our proposed plan are not fulfilled and the Bankruptcy Court confirms another plan, the other plan may provide for greater dilution of, or cancellation of, the interests of current holders of Grace common stock.  Because of this possibility, the value of Grace common stock is highly speculative and any investment in Grace common stock poses a high degree of risk.

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

We have insurance coverage for a portion of the asbestos-related claims against us. We estimate that, assuming an ultimate payout of asbestos-related claims equal to the $1,700 million of asbestos-related liabilities recorded on our balance sheet, we should be entitled to approximately $500 million of insurance recovery. Accordingly, our December 31, 2006 balance sheet includes a long-term asset for estimated asbestos-related insurance of $500 million. Although this amount pertains only to insurance carriers with which we have asbestos settlement agreements, and/or which are currently solvent, we cannot be sure that all these amounts will be collected. The timing and amount of future payments from our insurers depends on their continued solvency and the resolution of disputes regarding coverage under the insurance policies as well as the nature and timing of actual claims paid.  Because of the significance of our future asbestos-related payments, the receipt of timely and complete payments from our insurers will be important to the success of our reorganization.

Grace is currently under criminal indictment in connection with our former vermiculite mining and processing activities in Libby, Montana.

Along with seven current or former senior level employees, Grace has been indicted in connection with our former vermiculite mining and processing activities in Libby, Montana. The indictment accuses Grace and the co-defendants of conspiracy to violate environmental laws and obstruct federal agency proceedings, violations of the federal Clean Air Act, and obstruction of justice. Trial is scheduled for September 2007 but the case is stayed pending appeal by the U.S. to the Ninth Circuit Court of Appeals of certain pre-trial rulings in favor of the defendants.  According to the U.S. Department of Justice, Grace could be subject to fines in an amount equal to twice the after-tax profit earned from our Libby operations or twice the alleged loss suffered by Libby victims, plus additional amounts for restitution to victims. The indictment alleges that our after-tax profits were $140 million. Grace has categorically denied any criminal wrongdoing and intends to vigorously defend itself at trial. We are unable to assess whether the indictment or any conviction will have a material adverse effect on our results of operations or financial condition or affect our bankruptcy proceedings. However, we expect that legal fees for Grace’s defense and that of our current and former employees could range from $3 million to $5 million per quarter while the appeal is pending.

We are subject to environmental clean-up fines, penalties and damage claims that have been and continue to be costly.

Grace is subject to lawsuits and regulatory actions, in connection with current and former operations, for breaches of environmental laws that seek clean-up or other remedies.  For example, a federal court has ruled that Grace is responsible for reimbursing the government for $54.5 million (plus interest) in costs expended through December 2001 and for all appropriate future clean-up costs with respect to our former vermiculite mining and processing activities in Libby, Montana. The State of New Jersey is seeking civil penalties for alleged misrepresentations and false statements made in an official filing in connection with the closing of a former plant in New Jersey, and we are aware that the State of New Jersey and U.S. Department of Justice each may be conducting criminal investigations related to our former operations of that plant which included vermiculite processing and other activities. Grace is also subject to other lawsuits and investigations by public and private parties under various environmental laws in connection with our current and former operations in various states, including with respect to off-site disposal at facilities where Grace has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, commonly referred to as CERCLA.

We have established accounting accruals for all environmental matters for which sufficient information is available. As we receive new information, our estimated liability may change materially. We do not have sufficient information to accrue for all of Grace’s environmental risks, and we cannot be sure that our actual costs will be equal to or less than our current estimates and accruals. Furthermore, it is reasonably possible that costs associated with those environmental matters for which we have established accruals may exceed our current accruals by material amounts. Specifically, our estimate of expected costs in connection with the EPA activities with respect to our former vermiculite mining and processing activities is based on documentation furnished by EPA related to past costs, public comments regarding the EPA’s spending plans, discussions of spending forecasts with EPA representatives, analysis of other information made available from the EPA, and evaluation of probable remediation costs at processing sites. As the EPA’s spending on these matters increases, which we cannot anticipate with certainty, our potential liability for remediation will increase. Some or all of our liability in connection with alleged violations of environmental laws may not be discharged upon confirmation of our proposed plan of reorganization.

Our capital resources are limited and we have limited access to additional financing.

In addition to the cash requirements necessary to fund our ongoing operations, we currently are incurring, and anticipate that we will continue to incur significant, professional fees and other restructuring costs in connection with the Chapter 11 proceedings. We are currently funding our operations with cash flow from operations and a debtor-in-possession (DIP) loan facility, which expires on April 1, 2008, in the aggregate amount of $250 million, and with a borrowing availability as of December 31, 2006 of $175.0 million. Based on our current and anticipated level of operations, we believe that our cash flow from operations and financing available under the DIP facility are adequate to meet our current and anticipated cash requirements during the Chapter 11 proceedings. If such amounts are not sufficient to fund operations until a plan of reorganization is confirmed by the Bankruptcy Court, we may be required to reduce planned capital expenditures or seek additional financing. Further, our proposed plan of reorganization requires, and any plan of reorganization that is ultimately confirmed is likely to require, Grace to borrow funds for the payment of certain claims in cash. We can provide no assurance that additional financing for current operations or for payment of claims under a plan of reorganization will be available or, if available, offered on acceptable terms. As a result of the uncertainty surrounding our current circumstances, we cannot determine our long-term liquidity requirements or the adequacy of our capital resources until a plan of reorganization is confirmed by the Bankruptcy Court.

We have unfunded and underfunded pension plan liabilities which will likely require us to use current and future operating cash flow to fund the shortfall. We have no assurance that we will generate sufficient cash flow to satisfy these obligations.

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

We conduct a substantial portion of our business outside of the United States, with 63.5% of our 2006 sales to non-U.S. customers. We currently have many production facilities, research and development facilities and administrative and sales offices located outside North America, including facilities and offices located in Europe, Latin America and Asia. We expect sales from international markets to continue to represent a significant portion of our revenue. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

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

•                  we may experience unexpected adverse changes in export duties, quotas and tariffs and difficulties in obtaining export licenses

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

We are exposed to currency exchange rate risk through our non-U.S. operations. As we conduct a significant portion of our operations outside the United States, fluctuations in currencies of other countries, especially the Euro, may materially affect our operating results. For example, changes in currency exchange rates may affect the relative prices at which our competitors and we sell products in the same market and the cost of materials used in our operations. A substantial portion of our net sales and assets are denominated in currencies other than the U.S. dollar. During times of a strengthening U.S. dollar, at a constant level of business, our reported international sales, earnings, assets and liabilities will be reduced because the foreign currency will translate into fewer U.S. dollars

In addition to currency translation risks, we incur a currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a currency different from the operating subsidiary’s functional currency. Given the volatility of exchange rates, we may not be able to manage our currency transaction and/or translation risks effectively, or volatility in currency exchange rates may expose our financial condition or results of operations to a significant additional risk.

We may be subject to claims of infringement of the intellectual property rights of others, which could hurt our business.

From time to time, we face infringement claims from our competitors or others alleging that our processes or products infringe on their proprietary technologies. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of the claims, could cause us to incur significant costs in responding to, defending and resolving the claims, and may divert the efforts and attention of our management and technical personnel from our business. If we are found to be infringing on the proprietary technology of others, we may be liable for damages, and we may be required to change our processes, redesign our products, pay others to use the technology or stop using the technology or producing the infringing product. Even if we ultimately prevail, the existence of the lawsuit could prompt our customers to switch to products that are not the subject of infringement suits.

Our ability to use net operating loss carryovers to reduce future tax payments may be limited if there is a change in ownership of Grace or if Grace does not generate sufficient U.S. taxable income.

As of December 31, 2006, we had $190.9 million of net operating loss carryovers, or NOLs, available to reduce U.S. federal taxable income in future years. Our ability to utilize our NOLs may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, if we undergo an ownership change as a result of future changes in the ownership of outstanding Grace common stock. In addition, our ability to utilize NOLs is dependant on our ability to generate sufficient future taxable income in the U.S.

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

We use significant amounts of natural gas in the manufacture of our Grace Davison products. We also use significant amounts of petroleum-based materials in our GPC products, including specialty and commodity materials such as resins and solvents. We purchase natural gas and petroleum-based products from third-parties. Prices of natural gas and petroleum products have increased dramatically in recent years.  To the extent this trend continues and we are unable to pass through these price increases to our customers, our operating profit and results of operations may decline.

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

We attempt to manage exposures to price volatility of major commodities through:

•                  long-term supply contracts

•                  forward buying programs that layer in our expected requirements systematically over time

•                  limited use of contracts and financial instruments

Although we regularly assess our exposure to raw materials price volatility, we cannot always predict the prospects of volatility and we cannot always cover the risk in a cost effective manner.

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

The length and depth of product and industry business cycles in our markets, particularly in the construction and petroleum refining industries, may result in periods of reduced sales, operating margins and operating losses.

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

As of December 31, 2006, we had approximately 6,500 employees worldwide. Approximately 28% of our 3,200 U.S. employees is unionized. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by workers’ councils that have co-determination rights on any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage or slowdown by our employees or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.

We work with dangerous materials that can injure our employees, damage our facilities and disrupt our operations.

Some of our operations involve the handling of hazardous materials that may pose the risk of fire, explosion, or the release of hazardous substances. Such events could result from terrorist attacks, natural disasters, or operational failures, and might cause injury or loss of life to our employees and others, environmental contamination, and property damage. These events might cause a temporary shutdown of an affected plant, or portion thereof, and we could be subject to penalties or claims as a result. A disruption of our operations caused by these or other events could have a material adverse effect on our results of operations.

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

Our Grace Davison operating segment operates out of 26 facilities in the following regions:

Region	Number of Facilities
North America	14
Europe	7
Latin America	1
Asia Pacific	4

Our largest Grace Davison facilities are located in Baltimore, Maryland; Lake Charles, Louisiana; and Worms, Germany. Our Grace Davison operating segment also operates sales offices and warehouses in various regions.

Our Grace Performance Chemicals operating segment operates out of 64 facilities in the following regions:

Region	Number of Facilities
North America	24
Europe	17
Latin America	4
Asia Pacific	19

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

Item 3.                          LEGAL PROCEEDINGS

CHAPTER 11 PROCEEDINGS

Disclosure provided in this Report in Item 1 (Business) under the caption “Chapter 11 Filing” and in Note 1 (Bases of Presentation and Summary of Significant Accounting and Financial Reporting Policies) under the caption “Voluntary Bankruptcy Filing,” and Note 2 (Chapter 11—Related Information) to the Consolidated Financial Statements in the Financial Supplement is incorporated herein by reference.

ASBESTOS LITIGATION

Disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) under Note 3 (Asbestos-Related Litigation) to the Consolidated Financial Statements in the Financial Supplement is incorporated herein by reference.

ENVIRONMENTAL INVESTIGATIONS, CLAIMS AND CIVIL PROCEEDINGS

Disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) under Note 14 (Commitments and Contingent Liabilities) under the caption “Environmental Remediation” to the Consolidated Financial Statements in the Financial Supplement is incorporated herein by reference.

The EPA also has compiled for investigation a list of 245 facilities that at one time used, stored, or expanded vermiculite concentrate that originated from the Libby vermiculite mine. Included in this list are 50 vermiculite expansion plants that Grace currently operates or formerly operated. The EPA has listed 17 of these 50 sites as requiring additional action. Grace has conducted corrective actions or investigations at six of these sites. The EPA filed proofs of claims for 9 of these sites (not including Minneapolis, MN and Libby, MT), and for three other sites never owned or operated by Grace.

In addition, another governmental agency commenced a separate investigation at 28 of the 245 facilities, 23 of which Grace currently operates or formerly operated. During 2006, health screenings for current and former Grace employees and their household contacts commenced at two of these locations at a cost of approximately $2 million (including indirect costs). Grace’s December 31, 2006 environmental reserve included this amount. Grace does not have sufficient information to determine whether this separate investigation is likely to result in any additional liability.

In February 2000, a purported class action lawsuit was filed in the U.S. District Court for Montana, Missoula Division (Tennison, et al. v. W. R. Grace & Co., et al.) against Grace on behalf of all owners of improved private real property situated within 12 miles of Libby, Montana. The action alleges that the class members have suffered harm in the form of environmental contamination and loss of property rights resulting from Grace’s former vermiculite mining and processing operations. The complaint seeks remediation, property damages, and punitive damages. This case has been stayed as a result of the Chapter 11 filing.  However, as described in this Report in Item 8 (Financial Statements and Supplementary Data) under Note 14 (Commitments and Contingent Liabilities) under the caption “Vermiculite Related Matters—Cost Recovery Claim”, the EPA has been conducting remediation activities in and around Libby, which include the remediation of private real property.

In October 2000, a purported class action lawsuit was filed in the U.S. District Court for the District of Minnesota, 4th Division (Chase v. W. R. Grace & Co.-Conn.) alleging loss of property values in the vicinity of the former Grace plant in Minneapolis, Minnesota that processed vermiculite from the Libby mine. This case has been stayed as a result of the Chapter 11 filing. The EPA has commenced and is continuing a program for removing suspected vermiculite processing by-products from the yards and driveways of properties near the former plant. The EPA has reviewed 1,648 residential properties and targeted 269 for cleanup. Of the 269 properties, the EPA took action at 252, and could not obtain access to the remaining 17.

The EPA has designated Grace (together, in most cases, with many other companies) as a potentially responsible party, or PRP, with respect to paying the costs of investigating and remediating pollution at various sites. As of December 31, 2006, proceedings were pending with respect to approximately 20 sites as to which Grace has been designated a PRP by the EPA. U.S. law provides that all PRPs for a site may be held jointly and severally liable for the costs of investigating and remediating the site. Grace is also conducting investigatory and remediation activities at sites under the jurisdiction of state and/or local authorities. During the Chapter 11 proceeding, Grace has not been participating (except in a limited number of special cases) in the joint funding of investigation and remediation at non-owned sites where Grace is a PRP.

For further information, see the disclosure provided in this Report in Item 1 (Business) under the caption “Environmental, Health and Safety Matters.”

MONTANA CRIMINAL PROCEEDING

Disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) under Note 14 (Commitments and Contingent Liabilities) under the caption “Vermiculite Related Matters—Montana Criminal Proceeding” to the Consolidated Financial Statements in the Financial Supplement is incorporated herein by reference.

LITIGATION RELATED TO FORMER PACKAGING AND MEDICAL CARE BUSINESSES

Disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) under Note 2 (Chapter 11—Related Information) under the caption “Litigation Proceedings in Bankruptcy Court” to the Consolidated Financial Statements in the Financial Supplement is incorporated herein by reference.

TAX CLAIMS

Disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) under Note 14 (Commitments and Contingent Liabilities) under the caption “Tax Matters” to the Consolidated Financial Statements in the Financial Supplement is incorporated herein by reference.

ERISA LAWSUITS

In June 2004, a purported class action complaint (Evans v. Akers et al.) was filed in U.S. District Court for the District of Massachusetts against the Board of Directors, certain current and former Grace officers and employees, and others, relating to the Grace 401(k) Savings and Investment Plan. The complaint alleges that the decline in the price of Grace common stock from July 1999 through February 2004 resulted in significant losses to S&I Plan participants. The complaint further alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, by failing to sell or take other appropriate action with regard to Grace common stock held by the S&I Plan during that period, and by failing to disclose to S&I Plan participants the risk of investing in Grace common stock. The complaint seeks compensatory damages for the S&I Plan from the defendants.

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

On December 6, 2006, the Massachusetts District Court, in considering the Evans plaintiffs’ motion for class certification, denied that motion and dismissed the Evans plaintiffs’ claims, on grounds that those plaintiffs lacked standing to bring suit.  The Evans plaintiffs have appealed these decisions to the U.S. Court of Appeals for the First Circuit.

On January 16, 2007, the Bunch plaintiffs filed an amended complaint in the Massachusetts District Court alleging self-dealing by State Street and various theories purportedly supporting allegations of breaches of fiduciary duty by Grace and other defendants.  On February 2, 2007, Grace and State Street each filed motions with the District Court to dismiss the amended complaint against Grace and State Street, respectively.  The District Court held a hearing to consider these motions to dismiss on February 27th.

Grace has $50 million of employers’ fiduciary liability insurance coverage that Grace believes would be available to pay liabilities arising out of this consolidated lawsuit.  Since all Grace employees who had interests in the S&I Plan during the relevant periods are members of the purported class and Messrs. Corcoran, McGowan, Norris, Poling, Shelnitz and Tarola had interests in the S&I Plan during these periods, they have interests in this litigation that may be adverse to Grace.

OTHER CLAIMS RECEIVED PRIOR TO THE CHAPTER 11 BAR DATE

Disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) under Note 2 (Chapter 11-Related Information) under the caption “Claims Filings” to the Consolidated Financial Statements in the Financial Supplement is incorporated herein by reference.

Item 4.                          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This Item is inapplicable, as no matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

Item 5.                          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Except as provided below, the information called for by this Item appears in the Financial Supplement under the heading “Financial Summary” opposite the caption “Other Statistics—Common shareholders of record”; under the heading “Quarterly Summary and Statistical Information—Unaudited” opposite the caption “Market price of common stock”; and in Note 15 to the Consolidated Financial Statements in the Financial Supplement.

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

Item 6.                          SELECTED FINANCIAL DATA

The information called for by this Item appears under the heading “Financial Summary” of the Financial Supplement and in Notes 1, 2, 3, 4, 10, 13 and 14 to the Consolidated Financial Statements, which is incorporated herein by reference. In addition, Exhibit 12 to this Report contains the ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends for Grace for the years 2002-2006.

Item 7.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this Item appears in the Financial Supplement, which is incorporated herein by reference.

Item 7A.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this Item appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is incorporated herein by reference.

Item 8.                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibit in the Financial Supplement, which is incorporated herein by reference.

Item 9.                          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                 CONTROLS AND PROCEDURES

The information called for by this Item appears under the heading “Management’s Report on Financial Information and Internal Controls” in the Financial Supplement, which is incorporated herein by reference. In addition, there was no change in Grace’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, Grace’s internal control over financial reporting.

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

Name and Age	Office	First Elected
John F. Akers (72)	Class II Director	5/09/97
H. Furlong Baldwin (75)	Class I Director	1/16/02
Ronald C. Cambre (68)	Class III Director	9/01/98
Alfred E. Festa (47)	Class II Director	9/08/04
	President and Chief Executive Officer	6/01/05*
Marye Anne Fox (59)	Class I Director	5/10/96
John J. Murphy (75)	Class II Director	5/09/97
Paul J. Norris (59)	Class III Director and Chairman of the Board	1/01/99
Christopher J. Steffen (65)	Class I Director	11/01/06
Mark E. Tomkins (51)	Class III Director	9/06/06
Thomas A. Vanderslice (75)	Class I Director and Lead Independent Director	5/10/96
Richard C. Brown (47)	Vice President	5/01/05
Gregory E. Poling (51)	Vice President	3/03/05*
William M. Corcoran (57)	Vice President	6/01/99
W. Brian McGowan (57)	Senior Vice President	7/09/98*
Robert M. Tarola (56)	Senior Vice President and Chief Financial Officer	5/11/99
Mark A. Shelnitz (48)	Vice President, General Counsel and Secretary	4/27/05*

*                             Mr. Festa was elected President and Chief Executive Officer on January 19, 2005 to be effective June 1, 2005. Messrs. Poling, McGowan and Shelnitz joined Grace on July 18, 1977, February 5, 1979 and October 3, 1983, respectively.

Mr. Akers served as Chairman of the Board and Chief Executive Officer of International Business Machines Corporation from 1985 until his retirement in 1993. He is also a director of Lehman Brothers Holdings, Inc. and PepsiCo, Inc.

Mr. Baldwin served as a director of Mercantile Bankshares Corporation from 1970 to 2003, as Chairman of the Board from 1984 to 2003 and as President and Chief Executive Officer From 1976 to 2001.  Mr. Baldwin is Chairman of NASDAQ Stock Market, Inc., and is a director of Platinum Underwriters Holdings, Ltd. and Allegheny Energy Inc.

Mr. Cambre is retired Chairman of the Board and CEO of Newmont Mining Corporation. He joined Newmont as Vice Chairman and CEO in 1993 and retired as CEO in 2000 and as Chairman in 2001. He is also a director of Cleveland-Cliffs Inc. and McDermott International, Inc.

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

Dr. Fox has been Chancellor of the University of California San Diego and Distinguished Professor of Chemistry at that institution since 2004. She was Chancellor of North Carolina State University from 1998 to 2004. She is also a director of Boston Scientific Corporation, Red Hat, Inc. and Pharmaceutical Product Development, Inc.

Mr. Murphy served as Chairman of the Board of Dresser Industries, Inc., a supplier of products and technical services to the energy industry, until 1996. From 1997 to 2000, he was a Managing Director of SMG Management L.L.C., a privately owned investment group. Mr. Murphy is also a director of CARBO Ceramics, Coastal Energy and Flexitallic, Inc., a privately owned manufacturing company.

Mr. Norris was actively engaged in Grace’s business from 1998 until his retirement as Chief Executive Officer in 2005. He is also a director of FMC Corporation and Sealy Corp. He performs advisory services for Kohlberg Kravis Roberts & Co., currently the majority shareholder of Sealy Corp.

Mr. Steffen most recently served as Vice Chairman of Citicorp and its principal subsidiary, Citibank N.A.  Since his retirement in 1996, he has been a consultant to a number of companies and public accounting firms and served on committees advising the Financial Account Standards Board. Mr. Steffen is also a director of Accelrys, Inc., ViaSystems, Inc. and several private companies in which he has an ownership stake.

Mr. Tomkins served as Senior Vice President and Chief Financial Officer of Innovene, a petrochemical and oil refining company that is now part of the INEOS Group, from 2005 until January 2006.  He served as CFO of Vulcan Materials Company from 2001 to 2005.  Mr. Tomkins is a member of the Board of Directors of Coffeyville Resources, a privately-held oil refining company.

Mr. Vanderslice served as Chairman and Chief Executive Officer of M/A-COM, Inc., a designer and manufacturer of radio frequency and microwave components, devices and subsystems for commercial and defense applications, from 1989 until 1995. He is currently a private investor. As Lead Independent Director, Mr. Vanderslice presides at all executive sessions of the Board.

Messrs. Corcoran, McGowan, Poling, Shelnitz and Tarola have been actively engaged in Grace’s business for the past five years. Mr. Tarola is a director of 21 registered mutual funds sponsored by Legg Mason, Inc. Mr. Poling is a director of Foamex International, Inc.

Mr. Brown was an executive in the plastics and specialty materials businesses of General Electric Co. in various positions of increasing responsibility for 19 years before joining Grace in 2005.

Audit Committee

We have a standing Audit Committee established in accordance with the provisions of the Securities Exchange Act of 1934, as amended.  The Committee members are John F. Akers, H. Furlong Baldwin, Ronald C. Cambre, Marye Anne Fox, John J. Murphy, Christopher J. Steffen, Mark E. Tomkins and Thomas A. Vanderslice, each of whom meets the independence standards of the SEC and New York Stock Exchange.  Mr. Murphy serves as Chair of the Audit Committee. The Board of Directors has determined that all Audit Committee members are audit committee financial experts as defined by SEC regulations.  A complete description of the responsibilities of the Audit Committee is set forth in the Grace Audit Committee Charter which is available on the Internet at www.grace.com/About/Leadership/Governance/.

Other Committees

We have standing Nominating and Governance, Compensation and Corporate Responsibility Committees. The members of each of these committees are John F. Akers, H. Furlong Baldwin, Ronald C. Cambre, Marye Anne Fox, John J. Murphy, Christopher J. Steffen, Mark E. Tomkins and Thomas A. Vanderslice, each of whom meets the independence standards of the New York Stock Exchange. Mr. Vanderslice serves as Chair of the Nominating and Governance Committee, Mr. Akers serves as Chair of the Compensation Committee and Dr. Fox serves as Chair of the Corporate Responsibility Committee.  A complete description of the responsibilities of the various Board committees is set forth in the respective committee charters which are available on the Internet at www.grace.com/About/Leadership/Governance/.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16 of the Securities Exchange Act of 1934, as amended, our directors, certain of our officers, and beneficial owners of more than 10% of the outstanding Grace common stock are required to file reports with the SEC and the New York Stock Exchange concerning their ownership of and transactions in Grace common stock or other Grace securities; these persons are also required to furnish us with copies of these reports. Based upon the reports and related information furnished to us, we believe that all such filing requirements were complied with in a timely manner during and with respect to 2006.

Code of Ethics for Principal Officers

The Board of Directors and the Audit Committee have adopted Business Ethics and Conflicts of Interest policies, which apply to all of our directors, officers, and employees, including our principal officers. These policies are accessible through our Internet website, www.grace.com/About/Leadership/Governance/, and are available in hard copy, free of charge, by contacting Grace Shareholder Services at 410-531-4167.  We granted no waivers to these policies during 2006. We intend to promptly post on our website any amendments or waivers to these policies affecting any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.                   Executive Compensation

Compensation Discussion and Analysis

Overview

The Board of Directors has designated seven Grace officers (including the executive officers named in the Summary Compensation Table) as “executive officers.”  The executive officers include the Chief Executive Officer (CEO), Chief Financial Officer, vice presidents in charge of operating segments and principal functions and other officers who have policy-making authority for Grace.  The Board of Directors has delegated authority for administering the compensation program for executive officers and other members of senior management to the Compensation Committee.  The Board has appointed all of the independent members of the Board to serve as members of the Compensation Committee.  Because Mr. Tomkins and Mr. Steffen joined the Compensation Committee late in 2006, they had only limited participation in its deliberations regarding 2006 compensation.

The Compensation Committee reviews and approves all executive officers’ compensation, including:

•                  base salary;

•                  annual incentive compensation;

•                  long-term incentive compensation;

•                  employment agreements;

•                  severance arrangements;

•                  change-in-control agreements; and

•                  any special or supplemental benefits.

The Compensation Committee reviews and approves corporate goals and objectives used in determining the compensation of the CEO, evaluates the CEO’s performance in light of those goals and objectives and has sole authority to determine the CEO’s compensation based on this evaluation subject to the terms of the CEO’s employment agreement.  In determining the long-term incentive component of the CEO’s compensation, the Committee considers the value of similar incentive awards to CEOs at comparable companies and the awards given to the CEO in past years.  The CEO proposes compensation levels for all other executive officers for approval by the Compensation Committee.  The Compensation Committee also approves the annual and long-term incentive programs.

The Grace human resources department and legal services group provide advice and legal and administrative assistance to the Compensation Committee in performing its functions.  The Compensation Committee also has authority to retain advisors from outside of Grace.  During 2006, the Compensation Committee used the services of Watson Wyatt Worldwide, a human resources consulting firm, for competitive data and advice regarding executive compensation.  We expect that Watson Wyatt will continue to work with the Compensation Committee during 2007.  Watson Wyatt also provides consulting services to Grace in connection with its employee benefit plans.  A complete description of the responsibilities of the Compensation Committee is set forth in the Grace Compensation Committee Charter which is available on the Internet at www.grace.com/About/Leadership/Governance/.  The Compensation Committee and the Board review and revise the charter as necessary.

In this Compensation Discussion and Analysis, unless the context otherwise requires, the terms “we,” “our” and “the Committee” refer to the Compensation Committee.

Executive Compensation Philosophy and Objectives

The key objective of the Grace executive compensation program is to enable Grace to compete effectively with other firms in attracting, motivating and retaining the executives that Grace needs to ensure its future growth and business success.  We intend the incentive compensation portion of the program to align closely the financial interests of Grace executives with those of Grace’s stakeholders (including creditors, security holders and others with an interest in the Chapter 11 proceedings).  Because senior executives have a substantial ability to influence business success, we believe that the portion of compensation that is at risk based on corporate performance should increase as the level of responsibility of the executive increases.  We also expect the executive compensation programs to be consistent with a culture of ethical conduct, personal integrity and compliance with Grace policies and applicable law.

The program is designed to reward executives for the achievement of corporate goals and objectives, taking into account both individual performance and contributions to the success of the overall management team.  The individual performance evaluation is based on our assessment of an executive officer’s leadership, technical skill, management and operational performance, and potential to contribute to Grace’s future success.  We require executives to set an example for employees and other Grace business associates in emphasizing the Grace Core Values in their daily business conduct.  The Grace Core Values consist of a commitment to people and teamwork, customers and performance, integrity and ethics, agility and speed and innovation and creativity, and are the foundation of the Grace corporate culture.

Once we have completed an evaluation of an executive’s overall performance, we review the executive’s existing compensation and compensation potentially payable to the executive.  An executive’s outstanding equity-based awards are not considered in setting future compensation.  We then consult with Watson Wyatt for an assessment of the competitiveness of Grace executive officer compensation relative to certain benchmark companies in the chemicals, materials and specialty chemicals industry, that we deem our peer group and relative to certain broad industry data.  We selected the benchmark companies as our peer group based upon our judgment regarding the likelihood that they would compete with us for executive talent and the availability of public information regarding their compensation practices.  We periodically review the composition of the peer group to ensure that it remains relevant.  For 2006, the peer group consisted of:

Albemarle	Fuller (H.B.)
Cabot	Hercules
Dow Chemical	International Flavors & Fragrances
Du Pont	PPG Industries
Eastman Chemical	Rohm & Haas
Eco Lab	Sigma-Aldrich

The broad industry data that we generally review is included in studies produced by Mercer, Towers Perrin, Hewitt and Watson Wyatt for any given compensation year.

We intend that the annual compensation paid to Grace executives (consisting of salary plus annual incentive compensation) approximate the 50th percentile, and that long-term incentive compensation approximate the 60th percentile, of the practices of the peer group companies and broad industry data when performance objectives are achieved.  In applying these targets, we did not base our decision on a mathematical analysis of the available data, rather, we used our judgment after considering all available information.  If performance objectives are exceeded, we believe that incentive compensation should be above these levels, and when performance objectives are not achieved, incentive compensation should be below these levels.  The bias toward incentive compensation reflected in these percentages is in keeping with our intention to align executive and stakeholder interests.

As a result of Grace’s Chapter 11 status, we believe that Grace common stock and stock options are speculative securities that are not suitable for executive compensation.  Accordingly, Grace incentive compensation programs are currently 100% cash-based, although equity incentives awarded prior to 2002 remain outstanding.  We have requested that the Corporate Secretary inform the Committee if an executive officer wishes to enter into any transaction involving Grace equity securities. Following Grace’s emergence from Chapter 11, we will consider including equity incentives in the executive compensation program.

We believe that income before interest and taxes is generally the best indicator of the performance of the Grace business for incentive compensation purposes.  Income before interest and taxes includes the factors that the executive team generally has the ability to affect and excludes the cost of capital and tax rates that we believe are generally unrelated to business performance or management control.  However, this income measure is significantly affected by other factors that Grace executives are generally unable to influence such as the substantial costs of the Chapter 11 proceedings, legacy liabilities, income from insurance settlements and pension income and expense.  As a result, our performance metric for incentive compensation purposes is pre-tax income from core operations (calculated as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary Financial Information and Metrics” in the financial supplement) adjusted to eliminate the effect of certain unusual or one-time events, the change in pension and Long Term Incentive Program, or LTIP, expense from year to year and, for the LTIP, major acquisitions or divestments as the performance metric.  We generally refer to this performance metric as pre-tax income from core operations as adjusted.  Grace core operations are comprised of the financial results of Grace Davison, Grace Performance Chemicals, and the costs of corporate activities that directly or indirectly support their business operations.  Excluded from pre-tax income from core operations and pre-tax income from core operations as adjusted are all other events and transactions not directly related to the generation of operating revenue or the support of our core operations.

Base Salary

To ensure comparability with other companies, as well as consistency and uniformity within Grace, all management positions, have been assigned to compensation bands with salary ranges based upon broad industry data.  Individual salaries for executive officers are set within the salary ranges based on the median annual base salaries paid to individuals who hold comparable positions at the peer group companies, broad industry data, individual performance and the amount budgeted for salary increases.  Although these factors apply to Mr. Festa and Mr. Brown, their base salaries are also subject to the terms of their respective employment agreements which are discussed below in this Compensation Discussion and Analysis and under the Summary Compensation Table, Potential Payments Upon Termination or Change-In-Control Table and, for Mr. Brown, Pension Benefits Table.

Grace executives are generally eligible for salary review at intervals of not less than 12 months from the date of the last increase. Salary increases for executive officers are based on the amount budgeted for salary increases for all Grace salaried personnel, individual performance, salary levels of peers and subordinates within Grace and salaries paid to executives in comparable positions in the peer group companies.

For 2006, Grace established a guideline for salary increases applicable to all Grace U.S. salaried employees of 3.6%.  Grace determined the amount of the guideline based on a review of projected wage increases in the U.S. chemical industry and certain additional data applicable to the geographic regions in which Grace has its major operations.  Base salary increases for the Grace executive officers listed below in the Summary Compensation Table, referred to herein as named executive officers, were generally in line with those of other salaried employees, ranging from 2.4% to 6.6%.

Annual Incentive Compensation

The Annual Incentive Compensation Plan, or AICP, is a cash-based pay-for-performance incentive program.  Its purpose is to motivate and reward executive officers, and other upper- and middle-level employees, for their contributions to Grace performance and align their financial interests with those of Grace stakeholders by making a significant portion of their annual compensation variable and dependent upon Grace’s annual financial performance.  The amount of an individual incentive award payment under the AICP is based upon:

•                  the individual’s annual incentive target amount;

•                  the change in Grace pre-tax earnings from core operations as adjusted; and

•                  the individual’s personal performance

The AICP targets for the named executive officers (other than Mr. Festa) for 2006 range from 65% to 78% of base salary and actual awards may range from $-0- to an amount equal to twice the target amount, based on business and individual performance.  As with base salary, each compensation band includes an AICP target range based on broad industry data.  The AICP targets for executive officers are generally set within the target range based on the median annual bonus paid to individuals who hold comparable positions at the peer group companies.  Although these factors also apply to Mr. Festa, his AICP target is also subject to the terms of his employment agreement, which requires a minimum AICP target of 100% of base salary.  For 2006, Mr. Festa’s AICP target is 100% of base salary.

For 2006, the target performance objective was an 8% increase, and the maximum compensable performance objective was a 35% increase, in pre-tax earnings from core operations as adjusted over pre-tax earnings from core operations for 2005.  Generally, no awards are earned for any year if pre-tax earnings from core operations as adjusted is less than 80% of the prior year’s pre-tax earnings from core operations; provided however, that we have discretion to establish or increase the size of the incentive pool even if performance measures are not achieved.  We generally based these performance objectives on the historical performance of our peer group companies.  We usually grant AICP awards during the first quarter for the current compensation year.

Based on 2006 operating performance, the aggregate AICP incentive pool was established at 137.4% of the aggregate of all AICP targets.  With the exception of Messrs. Festa, Brown and Poling, AICP award payments for the named executive officers were generally in line with the incentive pool applicable to other AICP participants.  The 2006 AICP award payments to Mr. Festa (approximately 158% of target award) and Messrs. Brown and Poling (each approximately 159% of their respective target awards) were based, in each case, upon the executive officer’s individual contribution to the performance of Grace for the year in the judgment of the Committee.

Long-Term Incentive Compensation

The LTIPs, are cash-based incentive programs.  Their purpose is to motivate and reward approximately 270 upper-level Grace employees, including the executive officers, for their contributions to Grace performance over a multi-year period and align their financial interests with those of Grace stakeholders by making a significant portion of their total compensation variable and dependent upon Grace’s sustained financial performance.  The top four compensation bands include an LTIP target range based on the 60th percentile of long-term compensation paid to individuals who hold comparable positions at the peer group companies and broad industry data.  Due to our Chapter 11 status, we view the cash-based LTIP as a substitute for the equity incentive programs that other public companies generally make available to their senior executives.

The Bankruptcy Court has approved the LTIPs for each of the 2004-2006, 2005-2007 and 2006-2008 performance periods.  Awards under these LTIPs are payable 100% in cash, based on the extent to which Grace achieves certain performance targets.  These LTIP payouts are based on the compound annual growth in our pre-tax income from core operations as adjusted over the performance period using results for the year prior to the first year of the performance period as the baseline.  We generally refer to this growth objective as a CAGR.  For these LTIPs, the CAGR objective is 6% and the maximum compensable CAGR objective is 25%.  The LTIP award payouts may range from $-0- to an amount equal to twice the target amount, based on Grace’s operating performance.  No award payouts are earned under these LTIPs if the CAGR for the performance period is zero or negative.  We generally based these performance objectives on the historical performance of our peer group companies.  The LTIP target is lower than the AICP target because the LTIPs are designed to incentivize sustained growth over a long-term period which generally is more difficult to achieve than annual performance targets.

During 2006, we reviewed the LTIP awards for our named executive officers, other than Mr. Festa, and determined that the outstanding LTIP awards for previous years were significantly below the 50th percentile of the practices of the peer group companies and broad industry data.  In order to more closely align the long-term compensation of the named executive officers with the long-term compensation of similar executives at the peer group companies and broad industry data, we made additional awards to the named executive officers, other than Mr. Festa, under the 2004 and 2005 LTIPs, pro rated, in the case of Mr. Brown, for the period that he was employed by Grace.

We believe that the LTIP awards encourage executive retention because the right to any pending payment under an LTIP is generally subject to forfeiture if the executive ceases employment with us prior to age 62.  We generally grant LTIP awards during the first year for the performance period.

Pension Plan/Supplemental Executive Retirement Plan

As described below under “Pension Benefits,” payments under Grace’s tax-qualified pension plan are calculated, using annual compensation, including base salary and AICP awards, and years of credited Grace service.  We believe that retirement compensation that increases with increases in years of service and annual compensation is an effective recruiting and retention tool for our employees, including our executive officers.  For 2006, federal income tax law limits to $220,000 the annual compensation on which benefits under the tax-qualified pension plan may be based.  As a result, we have implemented a Supplemental Executive Retirement Plan, generally referred to as a SERP, that currently applies to approximately 70 upper-level employees, including the executive officers, whose annual compensation exceeds that amount, under which each such employee will receive the full pension to which that employee would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law.  The SERP is unfunded and is not qualified for tax purposes.

Savings and Investment Plan/Replacement Payment Program

We generally offer a tax-qualified 401(k)-type Savings and Investment Plan, or S&I Plan, to employees under which they may save a portion of their annual compensation in investment accounts on a pre- or post- tax basis.  Grace currently matches 100% of employee savings under the plan up to six percent of the employee’s base salary and annual incentive compensation.  We believe that a 401(k)-type plan with a substantial company match that increases (in dollar amount, not percentage of compensation) with the level of participation in the plan and increases in the employee’s annual compensation is an effective recruiting and retention tool for our employees, including our executive officers.  Grace currently matches employee contributions to S&I Plan accounts dollar for dollar up to 6% of annual compensation for any employee.  For 2006, federal income tax law limits the total contributions, which include an employee’s contribution plus the employer’s matching contributions, that can be made to an employee’s 401(k) plan account to $44,000 and qualifying annual compensation for 401(k) plan purposes to $220,000.  As a result, we have implemented an S&I Plan Replacement Payment Program that currently applies to approximately 70 of our employees, including our executive officers, whose annual compensation exceeds $220,000 under which each such employee will receive the full Grace matching payments to which that employee would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law.

Executive Personal Benefits

We believe that executives generally should not be treated differently than the general employee population when it comes to personal benefits and therefore, we have limited executive personal benefits.  During 2006, these personal benefits for the named executive officers were generally limited to financial counseling and tax preparation services for which Grace paid a maximum of $10,000 for Mr. Festa and $4,000 for the other named executive officers.  Mr. Festa has access to corporate aircraft at Grace expense for reasonable personal travel.  In order to facilitate his transition to Grace, Mr. Brown was paid a housing allowance through August 2006.  Because Mr. Brown maintains his primary residence some distance from Grace operations, he is reimbursed for his commuting expenses.  These personal benefits are included in the executive officers’ taxable income in accordance with applicable income tax regulations.

Change-In-Control Severance Agreements

As described below under “Change-In-Control Severance Agreements,” Grace has entered into change-in-control severance agreements with each of the named executive officers.  Payments under these agreements are triggered by the involuntary termination of the executive officer’s employment without cause (including constructive termination caused by a material reduction in his or her authority or responsibility or by certain other circumstances) following a “change in control.”  We recognize that, as is the case with many publicly-held corporations, the possibility of a change in control may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of Grace and its stakeholders.  The change-in-control severance agreements are designed to reinforce and encourage the continued attention and dedication of the executive officers to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control of Grace.  Certain terms of these agreements are described below under the Potential Payments Upon Termination or Change-In-Control Table.

Severance Agreements

As described below under “Severance Agreements,” we have entered into severance agreements with each of the named executive officers, other than Mr. Festa and Mr. Brown, whose severance arrangements are included in their respective employment agreements.  Payments under these agreements are triggered by involuntary termination of employment under most circumstances.  The Grace severance agreements are designed to encourage and reinforce the continued attention and dedication of our executive officers to their assigned duties without undue concern regarding their job security.  Certain terms of these agreements are described below under the Potential Payments Upon Termination or Change-In-Control Table.

Executive Salary Protection Plan

As described below under “Executive Salary Protection Plan,” our Executive Salary Protection Plan provides payments to our named executive officers, or their respective beneficiaries, in the event of their disability or death prior to age 70 while employed by Grace.  The plan is designed to encourage the continued attention and dedication of our executive officers to their assigned duties without undue concern regarding their ability to earn a living and support their families in the event of death or disability.  Certain terms of this plan are described below under the Potential Payments Upon Termination or Change-In-Control Table.

Employment Agreements

Grace has entered into an employment agreement with Mr. Festa pursuant to which he serves as CEO of Grace.  Certain terms of this employment agreement are described below under the Summary Compensation Table and Potential Payments Upon Termination or Change-In-Control Table.  This agreement was approved by the Bankruptcy Court and was designed to encourage Mr. Festa to accept his appointment as CEO of Grace, remain with Grace and work diligently in pursuit of corporate objectives.  Mr. Festa’s employment agreement includes a minimum salary and AICP target that were negotiated with Mr. Festa and are based on his business experience, his past performance as Chief Operating Officer of Grace and a competitive analysis of the base salary and annual bonus paid to individuals who hold comparable positions at the peer group companies.  The agreement also provides for retention payments that are designed to encourage Mr. Festa to make a long-term commitment to Grace through the uncertainty of the Chapter 11 process in lieu of other opportunities that may be available to him and severance payments that are designed to encourage and reinforce Mr. Festa’s continued attention and dedication to his assigned duties without undue concern regarding his job security.

Grace has also entered into employment agreements with Messrs. Tarola and Brown.  Certain terms of these employment agreements are described below under the Summary Compensation Table, Pension Benefits Table and, for Mr. Brown, Potential Payments Upon Termination or Change-In-Control Table.  These agreements include currently effective provisions regarding severance payments and enhanced pension payments.  In addition to these provisions, the currently effective provisions of Mr. Brown’s agreement include a minimum salary and the right to participate in the AICP.  In each case, these agreements were negotiated on an arms-length basis prior to the time the executive joined Grace.  The payments required by these agreements were designed to encourage the executives to join and remain with Grace in lieu of other employment opportunities available to them.

Deductibility of Executive Compensation

Under the Omnibus Budget Reconciliation Act of 1993, provisions were added to the Internal Revenue Code of 1986, as amended, under Section 162(m) that limit the tax deduction for compensation expense in excess of $1 million paid to executive officers unless such compensation is “performance-based” and satisfies certain other conditions.  We believe that compensation payable to executive officers should generally meet the conditions required for full deductibility under Section 162(m).  Tax deductibility is one criterion we consider when establishing compensation programs. The AICP and LTIPs are structured with the intention that the compensation payable thereunder, with the exception of any discretionary AICP payments or other non-performance-based payments, will qualify as deductible “performance-based” compensation.  While we believe that it is important to preserve the ability to structure compensation programs to meet a variety of corporate objectives even if the compensation is not deductible, due to our focus on performance-based compensation plans, we expect that the vast majority of compensation paid to the named executive officers will be tax deductible.

Compensation Committee Report

We, the undersigned members of the Compensation Committee of the Board of Directors of Grace, have reviewed Grace’s Compensation Discussion and Analysis for 2006 and have discussed it with Grace management.  Based on our review and this discussion, we recommend to the Board that the Compensation Discussion and Analysis be included in Grace’s Annual Report on Form 10-K.

COMPENSATION COMMITTEE

John F. Akers, Chair

H. Furlong Baldwin

Ronald C. Cambre

Marye Anne Fox

John J. Murphy

Christopher J. Steffen

Mark E. Tomkins

Thomas A. Vanderslice

Summary Compensation Table

The following table sets forth the compensation we paid for services rendered during the fiscal year ended December 31, 2006 to Fred Festa, our President and Chief Executive Officer, Robert Tarola, our Senior Vice President and Chief Financial Officer and each of our other three most highly compensated executive officers who were executive officers as of December 31, 2006, determined by reference to total compensation (reduced by the amount set forth in the table below under the caption “Change in Pension Value and Nonqualified Deferred Compensation Earnings”) earned by such individuals for the 2006 fiscal year.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings (b) ($)	All Other Compensation(c) ($)	Total ($)
					AICP	LTIP (a)
A. E. Festa	2006	789,167	-0-	-0-	1,250,000	1,502,233	56,000	244,525	3,841,925
President & Chief Executive Officer

R. M. Tarola	2006	426,667	-0-	-0-	460,000	769,500	295,000	101,284	2,052,451
Senior Vice President & Chief Financial Officer

R. C. Brown	2006	385,000	-0-	-0-	460,000	583,814	154,000	107,408	1,690,222
Vice President

G. E. Poling	2006	385,000	-0-	-0-	460,000	771,667	158,000	77,407	1,852,074
Vice President

W. B. McGowan	2006	316,667	-0-	-0-	290,000	491,667	209,000	61,330	1,368,664
Senior Vice President

(a)             Amount consists of:  the final payment earned under the 2004-2006 Long-Term Incentive Program, or LTIP, as follows: Mr. Festa—$938,900, Mr. Tarola—$627,833, Mr. Brown—$444,925, Mr. Poling—$605,000, and Mr. McGowan—$375,000; and the partial payment earned under the 2005-2007 LTIP as follows: Mr. Festa—$563,333, Mr. Tarola—$141,667, Mr. Brown—$138,889, Mr. Poling—$166,667, and Mr. McGowan—$116,667, that we expect, in each case, to pay in March 2007.

(b)            Amount consists of the aggregate change in the actuarial present value of the individual’s accumulated benefit under the Grace Pension Plan, the Grace Supplemental Executive Retirement Plan and, in the case of Messrs. Tarola and Brown, supplemental benefits pursuant to the terms of their respective employment agreements, from December 31, 2005 to December 31, 2006 assuming a 5.75% discount rate and retirement at age 62 with benefits payable on a straight life annuity basis and other assumptions used for financial reporting purposes under generally accepted accounting principles as described in footnote 18 to the Grace Consolidated Financial Statements set forth in Part I of this Report.

(c)             Amount consists of the following:

(i)                        our aggregate incremental cost of providing personal benefits if the aggregate amount of personal benefits provided to the individual equals or exceeds $10,000.  Except as specified below, our executive officers’ personal benefits are limited to financial counseling and tax preparation services.  The following additional personal benefits exceed the greater of $25,000 or 10% of the total amount of personal benefits for that individual and we are required to separately report them under SEC rules:  for Mr. Festa, $37,885 for personal use of Grace-provided aircraft; and for Mr. Brown $32,000 for housing allowance and $33,511 for commuting expenses.

(ii)                    our contributions to the Savings and Investment Plan, or S&I Plan, as follows: Mr. Festa—$13,200, Mr. Tarola—$13,200, Mr. Brown—$13,200, Mr. Poling—$13,200, and Mr. McGowan—$13,200;

(iii)                 payments made during 2006 in respect of 2005 compensation and payments made in 2006 in respect of 2006 compensation pursuant to the S&I Plan Replacement Payment Program to persons whose personal and/or Grace contributions to the S&I Plan would be subject to limitations under federal income tax law, as follows:  Mr. Festa for 2005—$97,210, for 2006—$88,150, Mr. Tarola for 2005—$49,510 for 2006—$34,900, Mr. Brown for 2005—$0, for 2006—$27,150, Mr. Poling for 2005—$31,795, for 2006—$30,900, and Mr. McGowan for 2005—$27,630, for 2006—$19,600 (before 2006, Grace made payments pursuant to the S&I Plan Replacement Payment Program during the year following the year in which such payments were earned; Grace now makes payments under the program during the year in which such payments are earned);

(iv)                the value of Grace-provided personal liability insurance, as follows:  Mr. Festa—$1,200, Mr. Tarola—$900, Mr. Brown—$600, Mr. Poling—$600, and Mr. McGowan—$900; and

(v)                   the value of Grace-provided life insurance, as follows:  Mr. Festa—$2,030, Mr. Tarola—$2,774, Mr. Brown—$947, Mr. Poling—$912, and Mr. McGowan—$0.

CEO Employment Agreement

Grace has entered into an employment agreement with Mr. Festa pursuant to which he serves as CEO of Grace.  Under this employment agreement, Mr. Festa is entitled to an initial base annual salary of $760,000. His targeted award under the AICP for 2005 and each calendar year thereafter is 100% of his base salary earned during the applicable year (or greater, as determined by the Board).  Under the Agreement, Mr. Festa may also participate in the LTIPs and, under the 2005 LTIP (which covers the 2005-2007 performance period), Mr. Festa’s targeted award is $1,690,000.  Mr. Festa’s agreement also provides for retention payments, which will generally be triggered by Mr. Festa remaining employed by Grace through a specified period, and certain payments in the event that Mr. Festa’s employment is involuntarily terminated.  These retention and severance payments are discussed below under the Potential Payments Upon Termination or Change-In-Control Table.

Other Executive Employment Agreements

Grace has also entered into employment agreements with Messrs. Tarola and Brown.  These agreements include currently effective provisions regarding severance payments and enhanced pension payments.  In addition to these provisions, under the currently effective provisions of his agreement, Mr. Brown is entitled to an initial base annual salary of $375,000 and he is entitled to participate in the AICP.  In addition, Mr. Brown received targeted awards under the Grace LTIPs (subject to proration to reflect the actual time during the applicable performance period that Mr. Brown was an employee of Grace) as follows: $400,000 (prorated to $355,600) for the 2005-2007 performance period and $400,000 (prorated to $222,000) for the 2004-2006 performance period.   Other terms of these agreements are discussed below under the Pension Benefits Table and, for Mr. Brown, Potential Payments Upon Termination or Change-In-Control Table.

Grants of Plan-Based Awards in 2006

The following table provides information regarding grants under our Annual Incentive Compensation Program, or AICP, and Long Term Incentive Program, or LTIP, to the executive officers named in the Summary Compensation Table during 2006.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Plan	Threshold ($)	Target ($) (2)		Maximum ($) (2)

A. E. Festa	2006 AICP	197,292	789,167		1,578,334
	2006-2008 LTIP	-0-	1,690,000		3,380,000

R. M. Tarola	2006 AICP	83,200	332,800		665,600
	2004-2006 LTIP	-0-	100,000		200,000
	2005-2007 LTIP	-0-	75,000		150,000
	2006-2008 LTIP	-0-	350,000		700,000

R. C. Brown	2006 AICP	72,188	288,750		577,500
	2004-2006 LTIP	-0-	83,250	(3)	166,500
	2005-2007 LTIP	-0-	88,889	(3)	177,778
	2006-2008 LTIP	-0-	400,000		800,000

G. E. Poling	2006 AICP	72,188	288,750		577,500
	2004-2006 LTIP	-0-	175,000		350,000
	2005-2007 LTIP	-0-	100,000		200,000
	2006-2008 LTIP	-0-	400,000		800,000

W. B. McGowan	2006 AICP	51,459	205,834		411,668
	2004-2006 LTIP	-0-	100,000		200,000
	2005-2007 LTIP	-0-	100,000		200,000
	2006-2008 LTIP	-0-	250,000		500,000

(1)            Actual payments pursuant to the 2006 AICP, final payments pursuant to the 2004-2006 LTIP and partial payments pursuant to the 2005-2007 LTIP that we expect to pay in March 2007 have been determined and are reflected in the Summary Compensation Table.

(2)            For AICP, amounts are based upon base salary actually paid during 2006.

(3)            Reflects proration of LTIP award to reflect the actual time during the applicable performance period that Mr. Brown was an employee.

Annual Incentive Compensation Program (AICP)

Our Annual Incentive Compensation Program, or AICP, is a cash-based pay-for-performance incentive program.  Awards under the AICP are allocated from the corporate incentive pool which is determined by the extent to which business performance objectives are achieved.  In order to generate an incentive pool amount sufficient to pay all participants their target award, our pre-tax income from core operations as adjusted must be 8% higher than the prior year’s pre-tax income from core operations.  If our pre-tax income from core operations as adjusted is greater than or equal to 35% higher than the prior year’s pre-tax income from core operations, the incentive pool is funded in an amount sufficient to pay all participants two times their target award.  Generally, no awards are earned if pre-tax income from core operations as adjusted is less then 80% of the prior year’s pre-tax income from core operations; provided however, that the Compensation Committee has discretion to establish or increase the size of the incentive pool even if performance measures are not achieved.  Once the incentive pool is established, an individual’s award is determined based on the individual’s target award and performance and other factors determined by the Compensation Committee.

In order to receive an AICP award payment for a specific calendar year, employees generally must be actively employed by Grace through the payout date, which is typically in March of the following year.  In the discretion of the Compensation Committee, an employee whose employment terminates prior to the payout date may receive an AICP award payment if the employee has more than three months’ service under the AICP and employment terminates for any of the following reasons:  retirement under a Grace retirement plan; death; disability; divestment; or other termination of employment by Grace that is not for cause.  If an employee whose employment terminates prior to the end of the year receives an AICP award payment, the amount of the AICP award payment will generally be prorated for the period of the employee’s service during the year.  See “Potential Payments Upon Termination or Change-In-Control—Contractual Termination Provisions” for a description of the circumstances under which AICP payments would be made to Mr. Festa in the event his employment with Grace is terminated.

Long-Term Incentive Program (LTIP)

Our long-term incentive programs are multi-year, cash-based, pay-for-performance incentive programs.  Awards under the LTIPs are payable 100% in cash, based on the extent to which we achieve a specified compound annual growth in our pre-tax income from core operations as adjusted over the three-year performance period using results for the year prior to the first year of the performance period as the baseline.  We generally refer to this growth objective as a CAGR.  In order to earn the target award, our CAGR must be 6% and, to earn the maximum of two times the target award, our CAGR must be 25%.  No awards are earned if our CAGR is zero or negative.

LTIP Compound Annual Growth Rate (CAGR) as of December 31, 2006

LTIP	CAGR
2004-2006 LTIP (full 3-year period)	19%
2005-2007 LTIP (partial 2-year period)	13%

Employees who become entitled to award payments under an LTIP are paid in two installments:  one in March of the third year of the performance period (as partial payment based on the first two years of the performance period but limited to 50% of the LTIP target for those two years); and the other in March of the year following the performance period (as final payment based on the complete three-year performance period but offset by the prior partial payment).

Based on 2004-2006 operating performance, final payments under the 2004 LTIP are calculated based upon 170% of the target for each participant.  Based on 2005-2006 operating performance, partial payments under the 2005 LTIP are calculated based upon 137% of the target for each participant but limited to 50% of the target amount for those two years.

In order to receive an LTIP award payment, employees generally must be actively employed by Grace through the payout date, which is in March following the second and third years of the LTIP performance period.  An employee whose employment terminates prior to the payout date will forfeit any unpaid LTIP award payment if employment terminates for any of the following reasons:

•                  voluntary termination without the consent of the Compensation Committee;

•                  retirement under a Grace retirement plan prior to age 62 without the consent of the Compensation Committee; or

•                  termination for cause.

An employee whose employment terminates prior to the payout date will receive an LTIP award payment if employment terminates for any of the following reasons:

•                  retirement under a Grace retirement plan either at or after age 62;

•                  death or disability; or

•                  involuntary termination after a change in control of Grace (as defined in the LTIP).

See “Potential Payments Upon Termination or Change-In-Control—Contractual Termination Provisions” for a description of the circumstances under which LTIP payments, as described below, would be made to Mr. Festa in the event his employment with Grace is terminated.

If an employee whose employment terminates prior to the end of an LTIP performance period receives an LTIP award payment for that performance period, the amount of the LTIP award payment will be prorated for the period of the employee’s service during the performance period.  Assuming the employment of the executive officers named in the Summary Compensation Table was terminated as of December 31, 2006 and the 2005 and 2006 LTIPs pay out at the target amounts, under any of the above-listed circumstances, the executive officers would be eligible for payments under their outstanding LTIPs as follows:  Mr. Festa—2004 LTIP—$938,900, 2005 LTIP—$1,126,666 and 2006 LTIP—$563,333, Mr. Tarola—2004 LTIP—$627,833, 2005 LTIP—$283,334 and 2006 LTIP—$116,667, Mr. Brown—2004 LTIP—$444,925, 2005 LTIP—$277,778 and 2006 LTIP—$133,334, Mr. Poling—2004 LTIP—$605,000, 2005 LTIP—$333,334 and 2006 LTIP—$133,334, and Mr. McGowan—2004 LTIP—$375,000, 2005 LTIP—$233,334 and 2006 LTIP—$83,334.  In the discretion of the Compensation Committee, an employee whose employment terminates for a reason that is not described above (i.e. involuntary termination not for cause or transfer to the buyer of a Grace business unit) prior to the payout date may receive an LTIP award payment.

Stock Options Granted in 2006

We granted no stock options or other equity awards to the executive officers named in the Summary Compensation Table during 2006.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding stock options held by the executive officers named in the Summary Compensation Table as of December 31, 2006.  All of these stock options were granted prior to 2002.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
A. E. Festa	-0-	-0-	-0-	N/A	N/A
R. M. Tarola	100,000	-0-	-0-	16.1875	5/10/2009
	75,000	-0-	-0-	13.4688	5/9/2010
	27,900	-0-	-0-	2.4000	3/7/2011
R. C. Brown	-0-	-0-	-0-	N/A	N/A
G. E. Poling	10,789	-0-	-0-	12.0409	3/4/2007
	50,000	-0-	-0-	19.4688	3/31/2008
	35,000	-0-	-0-	13.4688	5/9/2010
	16,500	-0-	-0-	2.4000	3/7/2011
W. B. McGowan	17,531	-0-	-0-	12.0409	3/4/2007
	32,500	-0-	-0-	19.4688	3/31/2008
	33,600	-0-	-0-	20.1250	5/6/2008
	35,000	-0-	-0-	13.4688	5/9/2010
	12,300	-0-	-0-	2.4000	3/7/2011

Pension Benefits

The following table provides information regarding benefits under our Retirement Plan for Salaried Employees, or Pension Plan, our Supplemental Executive Retirement Plan, or SERP, and any supplemental pension arrangements under employment agreements for the executive officers named in the Summary Compensation Table.

Name	Plan Name	Number of Years Credited Service (years)	Present Value of Accumulated Benefit (1) ($)	Payments During Last Fiscal Year ($)
A. E. Festa	Pension Plan	3.08	39,000	-0-
	SERP	3.08	102,000	-0-
R. M. Tarola	Pension Plan	7.58	175,000	-0-
	SERP	7.58	389,000	-0-
	Supplemental(2)	7.58	578,000	-0-
R. C. Brown	Pension Plan	1.58	19,000	-0-
	SERP	1.58	56,000	-0-
	Supplemental(3)	1.58	79,000	-0-
G. E. Poling	Pension Plan	27.42	481,000	-0-
	SERP	27.42	583,000	-0-
W. B. McGowan	Pension Plan	27.83	641,000	-0-
	SERP	27.83	808,000	-0-

(1)                   The amounts shown comprise the actuarial present value of the executive’s accumulated benefit under the Pension Plan, SERP and, in the case of Messrs. Tarola and Brown, supplemental pension arrangements, as of December 31, 2006, assuming a 5.75% discount rate and retirement at age 62 with benefits payable on a straight life annuity basis and other assumptions used for financial reporting purposes under generally accepted accounting principles as described in footnote 18 to the Grace Consolidated Financial Statements set forth in Part I of this Report.  The Pension Plan, SERP and supplemental arrangements provide for a reduction in pension payments to employees that opt for early retirement ranging from a 17% reduction for retirement at age 55 to no reduction for retirement at age 62.  Messrs. Tarola and McGowan are eligible for early retirement under the Pension Plan, SERP and, in the case of Mr. Tarola, his supplemental arrangements.

(2)                   Under his employment agreement, Mr. Tarola is entitled to a supplemental pension benefit calculated by applying the benefit formula of the Pension Plan and SERP to additional years of credited service.  Mr. Tarola will be credited with one additional year of credited service (up to a maximum of 10 additional years of credited service) for each year of credited service under those plans that he actually earns during his period of employment with Grace.

(3)                   Under his employment agreement, Mr. Brown is entitled to a supplemental pension benefit calculated by applying the benefit formula of the Pension Plan and SERP to additional years of credited service.  Mr. Brown will be credited with an additional year of credited service for each year he remains an employee for the first four years of his employment, and with six additional years of service as of his fifth anniversary of employment.

Retirement Plan for Salaried Employees

Full-time salaried employees who are 21 or older and who have one or more years of service are eligible to participate in our Retirement Plan for Salaried

Employees, or Pension Plan.  Under this basic retirement plan, pension benefits are based upon (a) the employee’s average annual compensation for the 60 consecutive months in which his or her compensation is highest during the last 180 months of continuous participation, and (b) the number of years of the employee’s credited Grace service.  The normal retirement age under the Pension Plan is 62, but participants may elect reduced payments upon early retirement beginning at age 55.  For purposes of the Pension Plan, compensation generally includes base salary and AICP awards; however, for 2006, federal income tax law limits to $220,000 the annual compensation on which benefits under the Pension Plan may be based.

Supplemental Executive Retirement Plan

We also have a Supplemental Executive Retirement Plan, or SERP, under which an employee will receive the full pension to which he or she would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law. In addition, the SERP recognizes deferred base salary, deferred annual incentive compensation awards and, in some cases, periods of employment during which an employee was ineligible to participate in the basic retirement plan. (Commencing in 2001, we no longer permit deferrals of base salary or incentive compensation.)

Supplemental Pension Arrangements

Robert M. Tarola.  Mr. Tarola had an employment agreement that expired on November 10, 2002.  Mr. Tarola’s supplemental pension benefit that is described in the table above is provided pursuant to the terms of this agreement that survived the expiration date.  The supplemental pension benefit will be paid to Mr. Tarola from our general assets.  The foregoing description of Mr. Tarola’s supplemental pension arrangement does not purport to be complete and is qualified in its entirety by reference to the agreement, which has been filed with the SEC.

Richard C. Brown.  In 2005, the Board of Directors approved the terms of a written agreement, dated April 22, 2005, providing for Mr. Brown’s employment as a Vice President of Grace and President of Grace Performance Chemicals effective May 1, 2005.  Mr. Brown’s supplemental pension benefit that is described in the table above is provided pursuant to the terms of this agreement.  If Mr. Brown is terminated other than for cause prior to the fifth anniversary of his employment with Grace, he will be entitled to a prorated portion of the supplemental pension benefit. The supplemental pension benefit will be paid to Mr. Brown from our general assets. The foregoing description of Mr. Brown’s supplemental pension arrangement does not purport to be complete and is qualified in its entirety by reference to the agreement, which has been filed with the SEC.

Potential Payments Upon Termination or Change-In-Control

The following table sets forth potential payments to executive officers named in the Summary Compensation Table in the event of the listed events calculated under the assumption that employment terminated on the last business day of 2006.  The following table does not include payments pursuant to contracts, agreements, plans and arrangements that do not discriminate in scope, terms or operation, in favor of executive officers and that are available generally to all salaried employees.  The value of payments to be made following termination of employment of the executive officers named in the Summary Compensation Table pursuant to the Grace SERP and supplemental pension benefits are described above under the caption “Pension Benefits” and payments that are required to be made following termination of employment under designated circumstances pursuant to the Grace LTIPs are described above under the caption “Grants of Plan-Based Awards—Long Term Incentive Programs (LTIPs).”

	Involuntary Termination Without Cause (a) ($)		Involuntary Termination Without Cause Following Change-in- Control (c) (d) ($)		Death (e) ($)		Disability (f) ($)
A. E. Festa	2,835,000	(b)	4,860,000	(b)	810,000	(b)	346,500	(b)
R. M. Tarola	860,000		2,296,200		430,000		122.000
R. C. Brown	585,000		2,047,500		390,000		143,000
G. E. Poling	780,000		2,047,500		390,000		78,000
W. B. McGowan	640,000		1,584,000		320,000		64,000

(a)                    Consists of minimum severance payments pursuant to their respective employment agreements, in the case of Mr. Festa and Mr. Brown, or severance agreements in the case of the other executive officers.

(b)                   If Mr. Festa’s termination, death or disability, occurs within six months following emergence from Chapter 11, Mr. Festa is entitled to an additional payment of $1,750,000 and if his termination occurs after six months but within 18 months following emergence from Chapter 11, Mr. Festa is entitled to an additional payment of $1,000,000.

(c)                    “Change-in-Control” is described below under “Change-In-Control Severance Agreements.”

(d)                   Consists of contractual payments pursuant to the executive officers’ respective Change-In-Control Severance Agreements calculated under the assumption that no excise tax will apply.

(e)                    Consists of the sum of payments under the Grace Executive Salary Protection Plan during the first year following death.  During subsequent years after death until the specified termination year (reflecting the executive officer’s age as of December 31, 2006), the sum of payments each year would be as follows:  Mr. Festa—$405,000, 2016, Mr. Tarola—$215,000, 2015, Mr. Brown—$195,000, 2016, Mr. Poling—$195,000, 2016, and Mr. McGowan—$160,000, 2015.

(f)                     Consists of the sum of payments under the Grace Executive Salary Protection Plan during the first year following disability, assuming the executive officer remains disabled for at least 12 consecutive months.  Amounts reflect the offset of expected payments under Grace’s long-term and short-term disability programs that are based, in part, on the duration of the executive officer’s employment.  During subsequent years after disability, the sum of payments each year to Mr. Festa would be $126,000 until the earlier of the month he was no longer deemed disabled or until he attained age 65 in 2024.  Due to the offset of expected payments under Grace’s long-term and short-term disability programs, the other executive officers would not receive any additional payments under the Plan after the first year of disability.

Contractual Termination Provisions

Alfred E. Festa.  In 2005, the Compensation Committee and the Bankruptcy Court approved the terms of an employment agreement, dated January 19, 2005, pursuant to which Mr. Festa assumed the position of Chief Executive Officer of Grace on June 1, 2005. The term of this agreement is four years, ending on May 31, 2009.  Under the terms of this agreement, Mr. Festa would not be entitled to any unpaid award under the AICP or any LTIP if his employment with Grace terminates prior to the date that the award is paid to active Grace employees, except that Mr. Festa would be entitled to a pro-rated portion of such an unpaid award in the event that we terminate his employment without cause, he terminates his employment as a result of constructive discharge, or his employment terminates as a result of his death or disability before the applicable payment date. Assuming Mr. Festa’s employment was terminated as of December 31, 2006 under any of the above-listed circumstances, Mr. Festa would be eligible to receive an AICP in the amount of his 2006 AICP payment as described above under “Summary Compensation Table” and LTIP payments as described above under the caption “Grants of Plan-Based Awards—Long Term Incentive Programs (LTIPs).” Also, under the terms of the agreement, if we terminate Mr. Festa’s employment without cause, or he terminates his employment as a result of constructive discharge, prior to the expiration of the agreement, he would be entitled to a severance payment equal to two times a dollar amount equal to 175% of his annual base salary at the time of his termination.  Mr. Festa’s agreement also provides that he will be entitled to a Chapter 11 retention bonus of $1,750,000, payable in two installments. The first installment, in the amount of $750,000, will be paid 6 months after we emerge from Chapter 11 and the balance of $1 million will be paid 18 months after we emerge.  If we do not emerge from Chapter 11 within 36 months after the filing of an initial plan of reorganization (i.e., by November 13, 2007), then Mr. Festa would be paid the retention bonus as follows: $750,000 would be paid 36 months after the plan of reorganization was filed (i.e., by November 13, 2007), and $1 million would be paid 48 months after the plan of reorganization was filed (i.e., November 13, 2008). Mr. Festa would not be entitled to any installment of the retention bonus if his employment is terminated prior to the date the installment is scheduled for payment, except in the case where his termination occurs after we emerge from Chapter 11 and is the result of (i) his resignation as a result of constructive discharge, (ii) termination by us not for cause, or (iii) his death or disability, in which case he would receive the emergence bonus in addition to any severance payments to which he is otherwise entitled.  The foregoing description of Mr. Festa’s employment agreement does not purport to be complete and is qualified in its entirety by reference to the agreement, which has been filed with the SEC.

Richard C. Brown.  Mr. Brown’s employment agreement provides that he is entitled to a severance payment equal to 1.5 times his annual base salary if he is involuntarily terminated by us under conditions that would entitle him to severance under the general severance pay plan for our salaried employees. The foregoing description of Mr. Brown’s severance arrangement does not purport to be complete and is qualified in its entirety by reference to the agreement, which has been filed with the SEC.

Other Termination Or Change-In-Control Provisions

Change-In-Control Severance Agreements.  We have entered into severance agreements with all of our executive officers, which renew automatically unless the Board elects not to renew them.  These agreements generally provide that in the event of the involuntary termination of the individual’s employment without cause (including constructive termination caused by a material reduction in his or her authority or responsibility or by certain other circumstances) following a ‘‘change in control,’’ he or she will generally receive a severance payment equal to three times the sum of his or her annual base salary plus target annual incentive compensation, subject to reduction, pro rata in the case of an executive officer who is within 36 months of normal retirement age (65) or, under certain circumstances, to minimize the effect of certain excise taxes if applicable.  For purposes of the severance agreements, ‘‘change in control’’ means the acquisition of 20% or more of the outstanding Grace Common Stock (but not if such acquisition is the result of the sale of Common Stock by Grace that has been approved by the Board), the failure of Board-nominated directors to constitute a majority of any class of the Board of Directors, the occurrence of a transaction in which the Grace shareholders immediately preceding such transaction do not own more than 50% of the combined voting power of the entity resulting from such transaction, or the liquidation or dissolution of Grace.  As a result of Grace’s Chapter 11 filing, the following events will not constitute a ‘‘change in control’’: (i) the acquisition of Grace Common Stock by a trust established for purposes of administering asbestos-related claims pursuant to a plan of reorganization, and (ii) a corporate transaction pursuant to Section 363 of the U.S. Bankruptcy Code or a plan of reorganization.  This description of the severance agreements does not purport to be complete and is qualified in its entirety by reference to the form of such agreement, which has been filed with the SEC.

Severance Agreements.  We have entered into severance agreements with each of the executive officers, other than Mr. Festa and Mr. Brown, whose severance arrangements are covered by their respective employment agreements.  Under the terms of these agreements, in the event of the involuntary termination of the executive officer’s employment under circumstances that would qualify the executive officer for severance pay under the severance plan that generally covers our salaried employees, the executive officer would be entitled to severance pay equal to two times his or her annual base salary.  With respect to any executive officer who has another agreement regarding the payment of severance upon termination of employment, if such executive officer becomes entitled to severance under both the terms of the severance agreement and the other agreement, then the executive officer would only receive severance pay under the severance agreement, unless the other agreement provides for a greater amount of severance pay (in which case, the executive officer would only receive severance pay under the other agreement).  This description of the severance agreements does not purport to be complete and is qualified in its entirety by reference to the form of such agreement, which has been filed with the SEC.

Executive Salary Protection Plan.  All executive officers participate in the Executive Salary Protection Plan which provides that, in the event of a participant’s disability or death prior to age 70, we will continue to pay all or a portion of base salary to the participant or a beneficiary for a period based on the participant’s age at the time of disability or death.  Payments under the plan may not exceed 100% of base salary for the first year and 60% thereafter in the case of disability (50% in the case of death). Any payment under the plan as a result of disability would be reduced by the amount of disability income received under Grace’s long-term and short-term disability plans that are generally applicable to U.S. salaried employees.  This description of the plan does not purport to be complete and is qualified in its entirety by reference to the text of the Executive Salary Protection Plan, as amended, which is filed with the SEC.

Director Compensation

Under the compensation program for nonemployee directors in effect during 2006, each nonemployee director receives an annual retainer of $75,000 in cash, 50% of which is paid in January and 50% of which is paid December.  In addition, directors receive $6,000 ($7,000 for directors holding a committee chair and $9,000 for the lead independent director) in cash for each meeting date in respect of the Board meeting and all committee meetings held on that date.  We reimburse directors for expenses they incur in attending Board and committee meetings and other activities incidental to their service as directors.  Our directors are entitled to participate in the Grace Foundation’s Matching Grants Program.  We also maintain business travel accident insurance coverage for our directors.  Mr. Festa’s compensation is described above in the Summary Compensation Table.  Mr. Festa receives no additional compensation for serving as a member of the Board of Directors.

The following table sets forth amounts paid by Grace to our directors in connection with their services to Grace during 2006.

Name	Fees Earned or Paid in Cash ($) (a)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
John F. Akers	117,000		-0-	-0-		-0-		-0-	3,000	(b)	120,000
H. Furlong Baldwin	111,000		-0-	-0-		-0-		-0-	-0-		111,000
Ronald C. Cambre	105,000		-0-	-0-		-0-		-0-	2,500	(b)	107,500
Marye Anne Fox	117,000		-0-	-0-		-0-		-0-	2,500	(b)	119,500
John J. Murphy	117,000		-0-	-0-		-0-		-0-	3,000	(b)	120,000
Paul J. Norris	111,000		-0-	-0-	(c)	937,078	(d)	-0-	134,584	(e)	1,182,662
Christopher J. Steffen	18,500	(f)	-0-	-0-		-0-		-0-	-0-		18,500
Mark E. Tomkins	37,000	(g)	-0-	-0-		-0-		-0-	-0-		37,000
Thomas A. Vanderslice	129,000		-0-	-0-		-0-		-0-	3,000	(b)	132,000

(a)                    Except for Mr. Tomkins and Mr. Steffen, amount consists of annual retainer in the amount of $75,000, meeting fees in the amount of $36,000 for Messrs. Akers, Baldwin, Murphy, Norris and Vanderslice and

                           Dr. Fox and $30,000 to Mr. Cambre, and additional payments to: Mr. Murphy for serving as Chair of the Audit Committee in the amount of $6,000; Mr. Akers for serving as Chair of the Compensation Committee in the amount of $6,000; Mr. Vanderslice for serving as Chair of the Nominating and Governance Committee and Lead Independent Director in the amount of $18,000; and Dr. Fox for serving as Chair of the Corporate Responsibility Committee in the amount of $6,000.

(b)                   Consists of charitable contributions paid to designated academic institutions at the request of the director pursuant to the Grace Foundation’s Matching Grants Program.  Grace also paid an aggregate of $180 in premiums for business travel accident insurance coverage for all directors during 2006.

(c)                    Mr. Norris served as Chief Executive Officer of Grace until his retirement on May 31, 2005.  In his capacity as Chief Executive Officer, he was awarded options to purchase up to 1,165,026 shares of Grace Common Stock (439,026 of which are matched with stock appreciation rights as described below under the caption “Norris Stock Appreciation Rights”) all of which are currently vested and exercisable.

(d)                   Amount consists of the final payment under the 2004-2006 Long-Term Incentive Program, or LTIP, and reflects proration of LTIP payment to reflect the actual time during the performance period that Mr. Norris was an employee.

(e)                    Consists of payments to Mr. Norris pursuant to his consulting agreement.

(f)                     Consists of annual retainer, prorated for the period Mr. Steffen served on the Board following his election on November 2, 2006, in the amount of $12,500 and meeting fees in the amount of $6,000.

(g)                   Consists of annual retainer, prorated for the period Mr. Tomkins served on the Board following his election on September 6, 2006, in the amount of $25,000 and meeting fees in the amount of $12,000.

Norris Stock Appreciation Rights

Mr. Norris served as Chief Executive Officer of Grace until his retirement on May 31, 2005.  Effective October 26, 1998, Mr. Norris and Grace entered into an employment agreement pursuant to which he agreed to serve as Chief Executive Officer.  Pursuant to this agreement and upon his commencement of employment, Mr. Norris received a non-statutory stock option grant covering 439,026 shares of Grace Common Stock pursuant to the Grace 1998 Stock Incentive Plan.  Mr. Norris’ agreement provides that Grace will make a stock appreciation payment to Mr. Norris, at the time he elects to exercise any options under that stock option grant or at the time he elects to cancel the options, provided that the price of a share of Grace Common Stock is above $10.25 at the time. The required payment is equal to the product of the number of shares exercised (or cancelled), multiplied by the difference between (a) the purchase price per share ($16.75), or the price of a share of Grace Common Stock on the date of such exercise, if less than the purchase price per share, and (b) $10.25. As of February 1, 2007, the total amount of this option grant remains unexercised and uncancelled.  Mr. Norris can exercise (or cancel) these options at any time until May 31, 2008 (3 years after his retirement as CEO), in accordance with the terms of the 1998 Stock Incentive Plan.

Norris Consulting Agreement

The Compensation Committee and the Bankruptcy Court have approved a consulting agreement between Grace and Mr. Norris dated January 19, 2005, under which Mr. Norris monitors our Chapter 11 proceedings and provides consulting services and advice to our CEO, certain of our employees and the Board of Directors, regarding those proceedings and other matters. Under this agreement, Mr. Norris performs services as an independent contractor, and retains no authority to enter into agreements on our behalf and has no management or supervisory authority over our officers or employees. Under his agreement, Mr. Norris is entitled to a monthly retainer equal to $35,416.67 (i.e., $425,000 per year), provided that the retainer is subject to adjustment downward if Mr. Norris’ services under the agreement are required for less than one-half of a regular 40-hour work week.  Based on the amount of time Mr. Norris is currently devoting to his duties under the agreement, his monthly retainer has been adjusted to $10,625 ($127,500 per year). We anticipate that Mr. Norris will continue to provide services under the agreement until we emerge from Chapter 11.  Mr. Norris’ consulting agreement may be terminated by the Board of Directors or Mr. Norris at any time upon 30 days’ written notice, without the obligation to make any post-termination payments, and in any event, the agreement will terminate 90 days after we emerge from Chapter 11.  During the period of the agreement, Mr. Norris has access to office space and administrative services at our Columbia, Maryland headquarters. In addition, during this period and so long as he remains a director, Mr. Norris is eligible to receive the same compensation payable to our other non-employee directors.  The foregoing description of Mr. Norris’ consulting agreement does not purport to be complete and is qualified in its entirety by reference to the agreement which has been filed with the SEC.

Compensation Committee Interlocks And Insider Participation

During 2006, the Compensation Committee of the Board was comprised of Messrs. Akers (Chair), Baldwin, Cambre, Murphy, Vanderslice, Tomkins and Steffen and Dr. Fox.  None of our executive officers serves or in the past has served as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving on our Board of Directors or our Compensation Committee.  None of these persons is our current or former officer or employee, nor did we have any reportable transactions with any of these persons.

Item 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP

The following table sets forth the amount of Grace common stock beneficially owned, directly or indirectly, as of January 31, 2007 by:

•                  each person that we know is the beneficial owner of more than 5% of the outstanding shares of Grace common stock

•                  each current director

•                  each of the individuals named in the Summary Compensation Table set forth in Item 11 above

•                  all directors and all executive officers as a group

Name and Address of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned		Percent
Peninsula Partners, L.P. (2)	10,765,600		15.6%
404B East Main Street, 2nd Floor Charlottesville, VA 22902

Citadel Limited Partnership (3)	4,094,213		5.9%
Citadel Investment Group, L.L.C. Kenneth Griffin 131 S. Dearborn Street 32nd Floor Chicago, Illinois 60603

J. F. Akers	38,996
	74,535	(O)
	15,196	(T)

H. F. Baldwin	21,918		*

R. C. Cambre	28,494		*

A. E. Festa	-0-		-0-

M. A. Fox	41,246		*
	8,942	(T)

J. J. Murphy	38,930		*
	15,528	(O)
	18,629	(T)

P. J. Norris	138,822		1.9%
	1,165,026	(O)
C. J. Steffen	-0-		-0-

Name and Address of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned		Percent
M. E. Tomkins	-0-		-0-

T. A. Vanderslice	39,522		*
	69,876	(O)
	14,932	(T)

R. C. Brown	-0-		-0-

G. E. Poling	112,289	(O)	*

R. M. Tarola	15,000		*
	202,900	(O)

W. B. McGowan	10,000		*
	130,931	(O)

Directors and executive officers as a group	372,928		3.1%
	1,771,085	(O)
	57,699	(T)

*              Indicates less than 1%

(O)                                       Shares covered by stock options exercisable on or within 60 days after January 31, 2007.

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

(3)                                        The ownership information set forth above is based in its entirety on material contained in a Schedule 13G/A filed February 13, 2007 with the SEC.  The number of shares beneficially owned includes shares owned by the following investment funds and managed accounts:  Citadel Derivatives Group LLC and Citadel Equity Fund Ltd.  All of such persons share voting and dispositive power.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2006 with respect to our compensation plans under which shares of Grace common stock are authorized for issuance upon the exercise of options, warrants or other rights. The only such compensation plans in effect are stock incentive plans providing for the issuance of stock options and restricted stock. Grace shareholders have approved all of these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,596,881	$14.18	4,763,957

Item 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BOARD INDEPENDENCE

The Board has determined that all directors, other than Mr. Festa (who is also Chief Executive Officer) and Mr. Norris (who was Chief Executive Officer until June 1, 2005 and is currently a consultant to Grace) are independent under New York Stock Exchange rules because none of such directors has any direct or indirect material relationship with Grace or our affiliates, other than through his or her service as a director and as an owner of less than 1% of Grace common stock. This determination was based on a number of factors, principal among them were the following:

•                  none of these directors, nor any member of their immediate families is (or at any time during the last three years was) a Grace executive officer or employee and none of these directors is an employee, and no member of their immediate families is an executive officer of any other entity with whom we do any material amount of business;

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

Only independent directors serve on our Audit, Nominating and Governance, Compensation and Corporate Responsibility Committees.  Mr. Vanderslice has been appointed Lead Independent Director and, in this capacity, presides at executive sessions of independent directors. Interested parties may communicate with Mr. Vanderslice by writing him at the following address: Thomas A. Vanderslice—Lead Independent Director, c/o W. R. Grace & Co., 7500 Grace Drive, Columbia, Maryland 21044.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PARTIES

The Board recognizes that transactions involving related persons in which Grace is a participant can present conflicts of interest, or the appearance thereof, so the Board has adopted a written policy as part of the Grace Corporate Governance Principles (which are available on our website at www.grace.com/About/Leadership/Governance/) with respect to related person transactions.  The policy applies to transactions involving related persons that are required to be disclosed pursuant to SEC regulations, which are generally transactions in which:

•                  Grace is a participant;

•                  the amount involved exceeds $120,000; and

•                  any related person, such as a Grace executive officer, director, director nominee, 5% stockholder or any of their respective family members, has a direct or indirect material interest.

Each such related person transaction shall be reviewed, determined to be in, or not inconsistent with, the best interests of Grace and its stockholders and approved or ratified by:

•                  the disinterested members of the Audit Committee, if the disinterested members of the Audit Committee constitute a majority of the members of the Audit Committee; or

•                  the disinterested members of the Board.

In the event a related person transaction is entered into without prior approval and, after review by the Audit Committee or the Board, as the case may be, the transaction is not ratified, we will make all reasonable efforts to cancel the transaction.

Item 14.                   PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the Board of Directors selected PricewaterhouseCoopers LLP, or PwC, to continue to act as our principal independent accountants for 2006. The following table sets forth the fees that we incurred for the services of PwC for the fiscal years ended December 31, 2006 and 2005:

	2006	2005
Audit Fees	$4,484,600	$4,136,600
Audit-Related Fees	239,200	265,600
Tax Fees	7,900	116,100
All Other Fees	26,300	-0-
Total Fees	$4,758,000	$4,518,300

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

The Audit Committee has adopted a preapproval policy that requires the Audit Committee to specifically preapprove the annual engagement of the independent accountants for the audit of our Consolidated Financial Statements and internal controls. The policy also provides for general preapproval of certain audit-related, tax and other services provided by the independent accountants.  Any other services must be specifically preapproved by the Audit Committee. However, the Chair of the Audit Committee has the authority to preapprove services requiring immediate engagement between scheduled meetings of the Audit Committee. The Chair must report any such preapproval decisions to the full Audit Committee at its next scheduled meeting. During 2006, no audit-related, tax, or other services were performed by PwC without specific or general approval as described above.

PART IV

Item 15.                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Schedules. See the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibit in the Financial Supplement.

Exhibits. The exhibits to this Report are listed below. Other than exhibits that are filed herewith, all exhibits listed below are incorporated by reference. Exhibits indicated by an asterisk (*) are the management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.

For purposes of describing these exhibits, “Old Grace” means W. R. Grace & Co., a Delaware corporation (subsequently renamed Sealed Air Corporation), a predecessor to the Company, and “Grace New York” means W. R. Grace & Co., a New York corporation (subsequently renamed Fresenius Medical Care Holdings, Inc.), a predecessor to Old Grace.

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

Exhibit 4 to Form 10-Q (filed 8/14/01)

4.6	Amendment No. 1 and Limited Waiver to Post-Petition Loan and Security Agreement	Exhibit 4 to Form 10-Q (filed May 13, 2003)

4.7	Amendment No. 2 and Limited Waiver to Post-Petition Loan and Security Agreement	Exhibit 4.1 to Form 10-Q (filed May 9, 2006)

4.8	Amendment No. 3 and Limited Waiver to Post-Petition Loan and Security Agreement	Exhibit 4.2 to Form 10-Q (filed May 9, 2006)

4.9	Amendment No. 4 and Limited Waiver to Post-Petition Loan and Security Agreement	Exhibit 4.3 to Form 10-Q (filed May 9, 2006)

4.10	Receivables Purchase agreement dated as of January 23, 2007 between Grace GmbH & Co. KG and Coface Finanz GmbH	Filed herewith

10.1	Form of Employee Benefits Allocation Agreement, by and among Old Grace, W. R. Grace & Co.-Conn. and Grace Specialty Chemicals, Inc. (now named W. R. Grace & Co.)	Exhibit 10.1 to Form 10-K (filed March 13, 2003)

10.2	Form of Tax Sharing Agreement, by and among Old Grace, W. R. Grace & Co.-Conn. and Grace Specialty Chemicals, Inc. (now named W. R. Grace & Co.)	Exhibit 10.2 to Form 10-K (filed 3/13/03)

10.3	W. R. Grace & Co. 2000 Stock Incentive Plan, as amended	Exhibit 10 to Form 10-Q (filed 8/15/00)*

10.4	W. R. Grace & Co. 1998 Stock Incentive Plan	Exhibit 10.4 to Form 10-K (filed 3/13/03)*

10.5	W. R. Grace & Co. 1998 Stock Plan for Nonemployee Directors	Exhibit 10.5 to Form 10-K (filed 3/13/03)*

10.6	W. R. Grace & Co. 1996 Stock Incentive Plan, as amended	Exhibit 10.6 to Form 10-K (filed 3/5/04)*

10.7	W. R. Grace & Co. Supplemental Executive Retirement Plan, as amended	Exhibit 10.7 to Form 10-K (filed 3/28/02)*

10.8	W. R. Grace & Co. Executive Salary Protection Plan, as amended	Exhibit 10.8 to Form 10-K (filed 3/28/02)*

10.9	W. R. Grace & Co. 1994 Stock Incentive Plan, as amended	Exhibit 10.11 to Form 10-K (filed 3/28/02)*

10.10	Form of Stock Option Agreements	Exhibit 10.14 to Registration Statement on Form S-1 of Old Grace (filed 8/2/96)*

10.11	Form of Stock Option Agreements	Exhibit 10.5 to Form 10-Q (filed 5/15/98)*

10.12	Form of 2003-2005 Long-Term Incentive Program Award	Exhibit 10.29 to Form 10-K (filed 3/5/04)*

10.13	Form of 2004-2006 Long-Term Incentive Program Award	Exhibit 10.29 to Form 10-K (filed 3/7/05)*

10.14	Form of 2005-2007 Long-Term Incentive Program Award	Exhibit 10.1 to Form 8-K (filed 7/21/05)*

10.15	Form of 2006-2008 Long-Term Incentive Program Award	Exhibit 10.1 to Form 8-K (filed 11/06/06)*

10.16	Form of Executive Severance Agreement between Grace and certain officers	Exhibit 10.17 to Form 10-K (filed 3/13/03)*

10.17	Severance Pay Plan for Salaried Employees	Filed herewith

10.18	Employment Agreement, dated January 1, 2001, by and between Grace and Paul J. Norris	Exhibit 10.20 to Form 10-K (filed 4/16/01)*

10.19	Amendment dated November 6, 2002 to Employment Agreement between Grace and Paul J. Norris	Exhibit 10.19 to Form 10-K (filed 3/13/03)*

10.20	Employment Agreement dated May 11, 1999 between Grace and Robert M. Tarola	Exhibit 10.1 to Form 10-Q (filed 8/13/99)*

10.21	Letter Agreement dated May 7, 1999 between Paul J. Norris, on behalf of Grace, and William M. Corcoran	Exhibit 10.24 to Form 10-K (filed 4/16/01)*

10.22	Form of Indemnification Agreement between Grace and certain officers and directors	Exhibit 10.27 to Form 10-K (filed 4/16/01)*

10.23	Form of Severance Agreement	Exhibit 10.28 to Form 10-K (filed 3/5/04)*

10.24	Annual Incentive Compensation Program	Exhibit 10.26 to Form 10-K (filed 3/13/03)*

10.25	Letter Agreement dated January 19, 2005 between Paul J. Norris, on behalf of Grace, and Fred Festa	Exhibit 10.1 to Form 8-K (filed 4/29/05)*

10.26	Letter Agreement dated January 19, 2005 between Thomas A. Vanderslice, on behalf of Grace, and Paul J. Norris	Exhibit 10.2 to Form 8-K (filed 4/29/05)*

10.27	Letter Agreement dated April 22, 2005 between Fred Festa, on behalf of Grace, and Richard C. Brown	Exhibit 10.3 to Form 8-K (filed 4/29/05)*

12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends	Filed herewith in Financial Supplement to Grace’s 2006 Form 10-K

21	List of Subsidiaries of W. R. Grace & Co.	Filed herewith

23	Consent of Independent Accountants	Filed herewith in Financial Supplement to Grace’s 2006 Form 10-K

24	Powers of Attorney	Filed herewith

31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Amended Disclosure Statement for proposed Amended Joint Plan of Reorganization of W. R. Grace & Co. and its debtor subsidiaries dated January 13, 2005	Exhibit 99.1 to Form 10-K (filed 3/7/05)

99.2	Glossary of terms used in Plan of Reorganization documents	Exhibit 99.2 to Form 10-K (filed 3/7/05)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

W. R. GRACE & CO.

By:	/s/ Alfred E. Festa
Alfred E. Festa
(President and
Chief Executive Officer)

By:	/s/ Robert M. Tarola
Robert M. Tarola
(Senior Vice President and
Chief Financial Officer)

Dated:   March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2007.

Signature		Title
J. F. Akers*	}
H. F. Baldwin*	}
R. C. Cambre*	}
M. A. Fox*	}
J. J. Murphy*	}	Directors
P. J. Norris*	}
C. J. Steffen*	}
M. E. Tomkins*	}
T. A. Vanderslice*	}

/s/ Alfred E. Festa	Chief Executive Officer and Director
(Alfred E. Festa)	(Principal Executive Officer)

/s/ Robert M. Tarola	Senior Vice President and
(Robert M. Tarola)	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

*                    By signing his name hereto, Mark A. Shelnitz is signing this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ Mark A. Shelnitz
Mark A. Shelnitz
(Attorney-in-Fact)

Financial Supplement

W. R. GRACE & CO.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

FINANCIAL SUPPLEMENT
to
Annual Report on Form 10-K for the Year Ended December 31, 2006

W. R. GRACE & CO. AND SUBSIDIARIES

Index to Consolidated Financial Statements
and Financial Statement Schedule and Exhibit

The financial data listed above appearing in this Financial Supplement are incorporated by reference herein. The Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Financial statements of less than majority-owned persons and other persons accounted for by the equity method have been omitted as provided in Rule 3-09 of the United States Securities and Exchange Commission’s (SEC) Regulation S-X. Financial Statement Schedules not included have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Management’s Report on Financial Information and Internal Controls

Responsibility For Financial Information—We are responsible for the preparation, accuracy, integrity and objectivity of the Consolidated Financial Statements and the other financial information included in this report.  Such information has been prepared in conformity with accounting principles generally accepted in the United States of America and accordingly, includes certain amounts that represent management’s best estimates and judgments. Actual amounts could differ from those estimates.

Responsibility for Internal Controls—We are also responsible for establishing and maintaining adequate internal controls over financial reporting. These internal controls consist of policies and procedures that are designed to assess and monitor the effectiveness of the control environment including: risk identification, governance structure, delegations of authority, information flow, communications and control activities. A chartered Disclosure Committee oversees Grace’s public financial reporting process and key managers are required to confirm their compliance with Grace’s policies and internal controls quarterly. While no system of internal controls can ensure elimination of all errors and irregularities, Grace’s internal controls, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed, transactions are properly executed and reported, and appropriate disclosures are made. The concept of reasonable assurance is based on the recognition that there are limitations in all systems of internal control and that the costs of such systems should be balanced with their benefits. The Audit Committee of the Board of Directors, which is comprised solely of independent directors, meets regularly with Grace’s senior financial management, internal auditors and independent registered public accounting firm to review audit plans and results, as well as the actions taken by management in discharging its responsibilities for accounting, financial reporting and internal controls. The Audit Committee is responsible for the selection and compensation of the independent registered public accounting firm. Grace’s financial management, internal auditors and independent registered public accounting firm have direct and confidential access to the Audit Committee at all times.

Report On Internal Control Over Financial Reporting—We and our management have evaluated Grace’s internal control over financial reporting as of December 31, 2006. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we and our management have concluded that Grace’s internal control over financial reporting is effective as of December 31, 2006.  Grace’s independent registered public accounting firm that audited our financial statements included in Item 15 has also audited our assessment of the effectiveness of Grace’s internal control over financial reporting as of December 31, 2006, as stated in their report, which appears on the following page.

Report On Disclosure Controls And Procedures—As of December 31, 2006, we carried out an evaluation of the effectiveness of the design and operation of Grace’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, we concluded that Grace’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in Grace’s periodic filings under the Exchange Act is accumulated and communicated to us to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

/s/ A. E. Festa	/s/ Robert M. Tarola
A. E. Festa	Robert M. Tarola
President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

March 1, 2007

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of W. R. Grace & Co.:

We have completed integrated audits of W. R. Grace & Co.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of W. R. Grace & Co. and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006 to comply with a recently issued financial accounting standard.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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
March 1, 2007

Consent of Independent Registered Public Accounting Firm

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-37024, 333-49083, 333-49507, 333-49509, 333-49511, 333-49513, 333-49515 and 333-49517) of W. R. Grace & Co. of our report dated March 1, 2007 relating to the financial statements, financial statement schedule, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting which appears in this 2006 Annual Report on Form 10-K of W. R. Grace & Co.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
McLean, Virginia
March 1, 2007

Consolidated Financial Statements

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31,
	2006	2005	2004

Net sales	$2,826.5	$2,569.5	$2,259.9

Cost of goods sold, exclusive of depreciation and amortization shown separately below	1,845.0	1,689.8	1,431.5
Selling, general and administrative expenses, exclusive of net pension expense and depreciation and amortization shown separately below	560.9	474.2	436.3
Depreciation and amortization	113.5	120.9	115.3
Research and development expenses	63.8	59.2	51.1
Net pension expense	63.7	71.9	61.9
Interest expense and related financing costs	73.2	55.3	111.1
Provision for environmental remediation	30.0	25.0	21.6
Provision for asbestos-related litigation, net of insurance	—	—	476.6
Chapter 11 expenses, net of interest income	49.9	30.9	18.0
Other (income) expense, net	(34.3)	(67.4)	(68.4)
	2,765.7	2,459.8	2,655.0

Income (loss) before income taxes and minority interest	60.8	109.7	(395.1)
Benefit from (provision for) income taxes	(8.1)	(21.3)	1.5
Minority interest in consolidated entities	(34.4)	(21.1)	(8.7)
Net income (loss)	$18.3	$67.3	$(402.3)

Basic earnings (loss) per share:
Net income (loss)	$0.27	$1.01	$(6.11)
Weighted average number of basic shares	67.9	66.8	65.8

Diluted earnings (loss) per share:
Net income (loss)	$0.27	$1.00	$(6.11)
Weighted average number of diluted shares	68.3	67.3	65.8

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$18.3	$67.3	$(402.3)
Reconciliation to net cash provided by (used for) operating activities:
Chapter 11 expenses, net of interest income	49.9	30.9	18.0
(Benefit from) provision for income taxes	8.1	21.3	(1.5)
Minority interest in consolidated entities	34.4	21.1	8.7
Depreciation and amortization	113.5	120.9	115.3
Interest accrued on pre-petition liabilities subject to compromise	71.3	50.6	106.4
Net (gain) loss on sales of investments and disposals of assets	(0.6)	0.7	0.8
Net pension expense	63.7	71.9	61.9
Payments under defined benefit pension arrangements	(121.5)	(47.7)	(33.3)
Payments under postretirement benefit plans	(13.9)	(11.9)	(12.5)
Net gain from litigation settlement	—	—	(51.2)
Cash received from litigation settlement	—	—	62.5
Provision for asbestos-related litigation, net of insurance	—	—	476.6
Net income from life insurance policies	(4.1)	(3.5)	(3.0)
Provision for uncollectible receivables	3.5	2.6	1.9
Provision for environmental remediation	30.0	25.0	21.6
Expenditures for environmental remediation	(10.9)	(6.7)	(9.0)
Expenditures for retained obligations of divested businesses	(3.6)	(1.0)	(1.8)
Dividends paid to minority interests in consolidated entities	(6.7)	(0.4)	(0.2)
Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency translation:
Working capital items (trade accounts receivable, inventories and accounts payable)	6.1	(46.3)	(15.8)
Other accruals and non-cash items	17.1	(31.0)	35.8
Income taxes paid, net of refunds	(51.6)	(45.7)	(37.7)
Net cash provided by (used for) operating activities before Chapter 11 expenses and settlements	203.0	218.1	341.2
Cash paid to resolve contingencies subject to Chapter 11	—	(119.7)	—
Chapter 11 expenses paid	(50.3)	(31.1)	(15.8)
Net cash provided by (used for) operating activities	152.7	67.3	325.4
INVESTING ACTIVITIES
Capital expenditures	(119.2)	(94.0)	(75.3)
Businesses acquired, net of cash acquired	(19.6)	(5.5)	(66.3)
Proceeds from termination of life insurance policies	0.3	14.8	—
Net investment in life insurance policies	(0.5)	0.5	1.8
Proceeds from sales of investments and disposals of assets	9.6	1.8	1.8
Proceeds from sale of business	—	4.5	—
Net cash provided by (used for) investing activities	(129.4)	(77.9)	(138.0)
FINANCING ACTIVITIES
Net payment of loans secured by cash value of life insurance	(0.1)	(0.6)	(4.0)
Net (repayments) borrowings under credit arrangements	0.3	(10.4)	1.2
Fees paid under debtor-in-possession facility	(2.4)	(2.2)	(2.1)
Proceeds from exercise of stock options	24.1	3.1	4.2
Net cash provided by (used for) financing activities	21.9	(10.1)	(0.7)
Effect of currency exchange rate changes on cash and cash equivalents	16.4	(15.0)	14.5
Increase (decrease) in cash and cash equivalents	61.6	(35.7)	201.2
Cash and cash equivalents, beginning of period	474.7	510.4	309.2
Cash and cash equivalents, end of period	$536.3	$474.7	$510.4

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Balance Sheets

(In millions, except par value and shares)

	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$536.3	$474.7
Trade accounts receivable, less allowance of $6.6 (2005—$5.0)	426.3	401.7
Inventories	284.6	278.3
Deferred income taxes	37.8	26.8
Other current assets	83.8	84.8
Total Current Assets	1,368.8	1,266.3

Properties and equipment, net of accumulated depreciation and amortization of $1,510.5 (2005—$1,420.2)	664.5	632.9
Goodwill	116.5	103.9
Cash value of life insurance policies, net of policy loans	89.2	84.8
Deferred income taxes	728.5	679.1
Asbestos-related insurance	500.0	500.0
Pension assets	38.4	121.5
Other assets	131.5	150.1
Total Assets	$3,637.4	$3,538.6

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$3.3	$2.3
Accounts payable	172.7	166.8
Other current liabilities	272.6	221.2
Total Current Liabilities	448.6	390.3

Debt payable after one year	0.2	0.4
Deferred income taxes	58.9	62.5
Minority interest in consolidated entities	65.0	36.4
Pension liabilities	349.6	447.5
Other liabilities	43.3	41.7
Total Liabilities Not Subject to Compromise	965.6	978.8

Liabilities Subject to Compromise—Note 2	3,221.6	3,155.1
Total Liabilities	4,187.2	4,133.9

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 2006—68,915,022 (2005—66,922,196)	0.8	0.8
Paid-in capital	423.8	423.4
Accumulated deficit	(487.6)	(505.9)
Treasury stock, at cost: shares: 2006—8,064,738 (2005—10,057,564)	(96.0)	(119.7)
Accumulated other comprehensive income (loss)	(390.8)	(393.9)
Total Shareholders’ Equity (Deficit)	(549.8)	(595.3)
Total Liabilities and Shareholders’ Equity (Deficit)	$3,637.4	$3,538.6

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Deficit)

(In millions)

	Common Stock and Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)

Balance, December 31, 2003	$432.9	$(170.9)	$(135.9)	$(289.9)	$(163.8)

Net income (loss)	—	(402.3)	—	—	(402.3)
Stock plan activity	(5.6)	—	10.0	—	4.4
Other comprehensive income (loss)	—	—	—	(60.1)	(60.1)
Balance, December 31, 2004	$427.3	$(573.2)	$(125.9)	$(350.0)	$(621.8)

Net income (loss)	—	67.3	—	—	67.3
Stock plan activity	(3.1)	—	6.2	—	3.1
Other comprehensive income (loss)	—	—	—	(43.9)	(43.9)
Balance, December 31, 2005	$424.2	$(505.9)	$(119.7)	$(393.9)	$(595.3)

Net income (loss)	—	18.3	—	—	18.3
Stock plan activity	0.4	—	23.7	—	24.1
Other comprehensive income (loss)	—	—	—	105.4	105.4
Adoption of FASB Statement No. 158 (Note 18)	—	—	—	(102.3)	(102.3)
Balance, December 31, 2006	$424.6	$(487.6)	$(96.0)	$(390.8)	$(549.8)

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Year Ended December 31,
	2006	2005	2004

Net income (loss)	$18.3	$67.3	$(402.3)

Other comprehensive income (loss):
Foreign currency translation adjustments	36.8	(28.7)	21.9
Gain (loss) from hedging activities, net of income taxes	(1.3)	—	—
Minimum pension liability adjustments, net of income taxes	69.9	(15.2)	(82.0)
Total other comprehensive income (loss)	105.4	(43.9)	(60.1)
Comprehensive income (loss)	$123.7	$23.4	$(462.4)

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

Principles of Consolidation—The Consolidated Financial Statements include the accounts of Grace and entities as to which Grace exercises control over operating and financial policies.  Grace consolidates the activities of variable interest entities in circumstances where management determines that Grace is the primary beneficiary of the variable interest entity.  Intercompany transactions and balances are eliminated in consolidation. Investments in affiliated companies in which Grace can significantly influence operating and financial policies are accounted for under the equity method, unless Grace’s investment is deemed to be temporary, in which case the investment is accounted for under the cost method.

Minority Interest in Consolidated Entities—Grace conducts certain of its business through joint ventures with unaffiliated third parties that require profit sharing.  For joint ventures in which Grace has a controlling financial interest, Grace consolidates the results of such joint ventures in the Consolidated Financial Statements.  Grace recognizes a liability for cumulative amounts due to the third parties based on the financial results of the joint ventures, and deducts the annual amount of profit sharing in the measurement of its consolidated net income (loss).

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

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities reported at the date of the Consolidated Financial Statements, and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates, and the differences could be material.  Changes in estimates are recorded in the period identified.  Grace’s accounting measurements that are most affected by management’s estimates of future events are:

•                  Contingent liabilities which depend on an assessment of the probability of loss and an estimate of ultimate resolution cost, such as asbestos-related matters (see Notes 2 and 3), environmental remediation (see Note 14), income taxes (see Note 14), and litigation (see Note 14);

•                  Pension and postretirement liabilities that depend on assumptions regarding participant life spans, future inflation, discount rates and total returns on invested funds (see Note 18); and

•                  Realization values of net deferred tax assets and insurance receivables, which depend on projections of future income and cash flows and  assessments of insurance coverage and insurer solvency.

The accuracy of management’s estimates may be materially affected by the uncertainties arising under Grace’s Chapter 11 proceeding.

Revenue Recognition—Grace recognizes revenue when all of the following criteria are satisfied: risk of loss and title transfer to the customer; the price is fixed and determinable; and collectibility is reasonably assured. Certain customer arrangements include conditions for volume rebates. Grace accrues a rebate allowance and reduces recorded sales for anticipated selling price adjustments at the time of sale. Grace regularly reviews rebate accruals based on actual and anticipated sales patterns.

Cash Equivalents—Cash equivalents consist of liquid instruments and investments with maturities of three months or less when purchased. The recorded amounts approximate fair value.

Inventories—Inventories are stated at the lower of cost or market. The methods used to determine cost include first-in/first-out, or “FIFO” and, for substantially all U.S. inventories, last-in/first-out, or “LIFO.” Market values for raw materials are based on current cost and, for other inventory classifications, net realizable value. Inventories are evaluated regularly for salability, and slow moving and/or obsolete items are adjusted to expected salable value. Inventory values include direct and certain indirect costs of materials and production. Abnormal costs of production are expensed as incurred.

Properties and Equipment—Properties and equipment are stated at cost.  Depreciation of properties and equipment is generally computed using the straight-line method over the estimated useful life of the asset.  Estimated useful lives range from 20 to 40 years for buildings, 3 to 7 years for information technology equipment, 3 to 10 years for machinery and equipment and 5 to 10 years for furniture and fixtures.  Interest is capitalized in connection with major project expenditures. Fully depreciated assets are retained in properties and equipment and related accumulated depreciation accounts until they are removed from service.  In the case of disposals, assets and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds from disposal, is charged or credited to operations. Obligations for costs associated with asset retirements, such as requirements to restore a site to its original condition, are accrued at net present value and amortized along with the related asset. Grace reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

Goodwill—Goodwill arises from certain purchase business combinations. Grace reviews its goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Recoverability is assessed at the reporting unit level most directly associated with the business combination that generated the goodwill.

Income Taxes—Grace recognizes deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recorded in the Consolidated Financial Statements and tax returns.  If it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is provided against such deferred tax assets. The assessment of realization of deferred tax assets is performed annually under scenarios of future taxable income and tax planning alternatives that are considered reasonable in the circumstances.

Foreign Currency Translation—Assets and liabilities of foreign subsidiaries (other than those located in countries with highly inflationary economies) are translated into U.S. dollars at current exchange rates, while revenues, costs and expenses are translated at average exchange rates during each reporting period. The resulting translation adjustments are included in the “accumulated other comprehensive income (loss)” caption of the Consolidated Balance Sheets. The financial statements of subsidiaries located in countries with highly inflationary economies, if any, are remeasured as if the functional currency were the U.S. dollar; the remeasurement creates translation adjustments that are reflected in “net income (loss)” in the Consolidated Statements of Operations.

Financial Instruments—Grace periodically enters into commodity forward, swap and/or option contracts, interest rate swap agreements and foreign exchange forward and/or option contracts to manage exposure to fluctuations in commodity prices and interest and foreign currency exchange rates. Grace does not hold or issue derivative financial instruments for trading purposes.  Derivative instruments are recorded in the Consolidated Balance Sheets as either assets or liabilities at their fair value.  For derivative instruments designated as fair value hedges, changes in the fair values of the derivative instruments closely offset changes in the fair values of the hedged items in other income (expense) in the Consolidated Statements of Operations.  For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported as accumulated other comprehensive income (loss) in the Consolidated Balance Sheets until it is cleared to earnings during the same period in which the hedged item affects earnings.  The ineffective portion of all hedges, and changes in the fair values of derivative instruments that are not designated as hedges, are recorded in current period earnings.  Cash flows from derivative instruments are reported in the same category as the cash flows from the items being hedged.

Effect of New Accounting Standards—In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension plans and other postretirement benefit plans as an asset or liability in its statement of financial position, and requires recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of net periodic benefit cost.  Grace adopted the provisions of SFAS No. 158 as of December 31, 2006.  The incremental effect of applying this Statement on individual line items in the Consolidated Balance Sheet as of December 31, 2006 is shown below.  Adoption of SFAS No. 158 did not impact Grace’s 2006 consolidated results of operations, and it is not expected to materially impact consolidated results of operations in future periods.

	December 31, 2006
Incremental Effect of Applying SFAS No. 158 on Individual Line Items in the Consolidated Balance Sheet (In millions)	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Deferred income taxes	$674.7	$53.8	$728.5
Pension assets	126.2	(87.8)	38.4
Other assets	141.6	(10.1)	131.5
Total assets	3,681.5	(44.1)	3,637.4
Other current liabilities	257.7	14.9	272.6
Pension liabilities	296.7	52.9	349.6
Liabilities subject to compromise	3,231.2	(9.6)	3,221.6
Total liabilities	4,129.0	58.2	4,187.2
Accumulated other comprehensive income (loss)	(288.5)	(102.3)	(390.8)
Total Shareholders’ Equity (Deficit)	(447.5)	(102.3)	(549.8)

In September 2006, the FASB Emerging Issues Task Force (“EITF”) promulgated Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  This Issue specifies that if a company provides a benefit to an employee under an endorsement split-dollar life insurance arrangement that extends to postretirement periods, it would have to recognize a liability and related compensation costs.  Grace will adopt EITF 06-4 effective in the first quarter of 2008, and has not yet assessed the estimated impact to its Consolidated Financial Statements.

In September 2006, the EITF promulgated Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”   Companies can choose to purchase life insurance policies to fund the cost of employee benefits or to protect against the loss of key persons, and receive tax-free death benefits.  These policies are commonly referred to as corporate-owned life insurance (COLI).  This Issue clarifies whether the policyholder should consider additional amounts from the policy other than the cash surrender value in determining the amount that could be realized under the insurance contract, or whether a policyholder should consider the contractual ability to surrender all individual life policies at the same time in determining the amount that could be realized under the insurance contract.  Grace will adopt EITF 06-5 effective in the first quarter of 2007; it is not expected to materially impact the Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Grace will adopt SFAS No. 157 effective in the first quarter of 2008, and has not yet assessed the estimated impact to its Consolidated Financial Statements.

In September 2006, the SEC Staff released Staff Accounting Bulletin (“SAB”) 108.  SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements.  Grace has applied the guidance in SAB 108 effective for the fourth quarter ended December 31, 2006.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in tax returns.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Grace will adopt FIN 48 effective in the first quarter of 2007.  At this stage, Grace does not believe the adoption of FIN 48 will have a material effect on its financial condition or results of operations. However, the FASB has indicated that it expects to issue additional FIN 48 implementation guidance regarding the ultimate settlement of a tax audit, which may impact the timing of certain liability adjustments. Accordingly, such guidance may impact the amount Grace would record upon adoption of this statement. Grace continues to evaluate the effects of adopting this standard.

2.              Chapter 11-Related Information

Official Parties to Grace’s Chapter 11 Proceedings—Three creditors’ committees, two representing asbestos claimants and the third representing other unsecured creditors, and a committee representing shareholders, have been appointed in the Chapter 11 Cases. These committees, and a legal representative of future asbestos claimants, have the right to be heard on all matters that come before the Bankruptcy Court and have important roles in the Chapter 11 Cases. The Debtors are required to bear certain costs and expenses of the committees and of the representative of future asbestos claimants, including those of their counsel and financial advisors.

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

The Plan will become effective only after a vote of eligible creditors and with the approval of the Bankruptcy Court and the U.S. District Court for the District of Delaware. Votes on the Plan may not be solicited until the Bankruptcy Court approves the disclosure statement. The Bankruptcy Court has currently deferred consideration of the disclosure statement and Plan until after completion of estimation hearings on the amount of Grace’s asbestos-related liability. The Debtors have received extensions of their exclusive right to propose a plan of reorganization and solicit acceptances of that plan through July 23, 2007.  The committees representing asbestos claimants and the future claimants’ representative have appealed the extension of exclusivity to the Third Circuit Court of Appeals.

Under the terms of the Plan, claims would be satisfied under the Chapter 11 Cases as follows:

Asbestos-Related Claims and Costs

Under the Plan, a trust would be established under Section 524(g) of the Bankruptcy Code to which all pending and future asbestos-related claims would be channeled for resolution.  The trust would utilize specified trust distribution procedures to satisfy the following allowed asbestos-related claims and costs:

Personal injury claims that meet specified exposure and medical criteria (Personal Injury-Symptomatic Eligible or “PI-SE” Claims)—In order to qualify for this class, claimants would have to prove that their health is impaired from meaningful exposure to asbestos-containing products formerly manufactured by Grace.

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

The Bankruptcy Court has entered separate case management orders for estimating liability for pending and future personal injury claims and adjudicating pending property damage claims, excluding ZAI claims. Trial dates for estimating liability for personal injury claims are currently scheduled to begin in September 2007.  Hearings for the adjudication of various issues regarding property damage claims are currently scheduled to take place during the second quarter of 2007.  The Debtors expect that the estimated liability for all asbestos-related claims may provide the basis for determining the amount to be paid into a trust on the effective date of a plan of reorganization.

Under the Plan, asbestos personal injury claimants, including both PI-SE and PI-AO claims, would have the option either to litigate their claims against the trust in federal court in Delaware or, if they meet specified eligibility criteria, accept a settlement amount based on the severity of their condition. Under the plan, asbestos property damage claimants would be required to litigate their claims against the trust in federal court in

Delaware. The Plan provides that, as a condition precedent to confirmation, the maximum estimated aggregate funding amount for all asbestos-related liabilities (PI-SE, PI-AO and PD including ZAI) and trust administration costs and expenses as determined by the Bankruptcy Court cannot exceed $1,613 million, which Grace believes would fund over $2 billion in claims, costs and expenses over time.

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

Under the Plan, the amounts to fund PI-SE Claims, PD Claims and the expense of trust administration would be capped at the amount determined by the Bankruptcy Court. Amounts required to fund PI-AO Claims would not be capped, so if the amount funded in respect thereof later proved to be inadequate, Grace would be responsible for contributing additional funds into the asbestos trust to satisfy PI-AO Claims.  Because of the number and nature of the uncertainties involved, Grace is unable to determine the extent to which, if any, the liability under the Plan for PI-AO claims may exceed the amount funded into the trust in respect thereof.

Other Claims

The Plan provides that all allowed administrative or priority claims would be paid 100% in cash and all general unsecured claims, other than those covered by the asbestos trust, would be paid 85% in cash and 15% in Grace common stock. Grace estimates that claims with a recorded value of approximately $1,241 million, including interest accrued through December 31, 2006, would be satisfied in this manner at the effective date of the Plan. Grace would finance these payments with cash on hand, cash from Fresenius Medical Care Holdings, Inc. (“Fresenius”) paid in settlement of asbestos and other Grace-related claims, new Grace debt, and Grace common stock.  Grace would satisfy other non-asbestos related liabilities and claims (primarily certain environmental, tax, pension and retirement medical obligations) as they become due and payable over time using cash flow from operations, insurance proceeds from policies and settlement agreements covering asbestos-related liabilities, and new credit facilities. Proceeds from available product liability insurance applicable to asbestos-related claims would supplement operating cash flow to service new debt and liabilities not paid on the effective date of the Plan.

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

Grace intends to address all pending and future asbestos-related claims and all other pre-petition claims as outlined in the Plan. However, the Plan may not be ultimately approved by the Bankruptcy Court and other interested parties. For example, the asbestos creditors committees and representative of future asbestos claimants have challenged the confirmability of the Plan, arguing that the Plan impairs the rights of asbestos creditors and impermissibly denies them voting rights, and have asserted that Grace’s asbestos-related liabilities exceed the fair value of Grace’s assets.  As a result of these challenges and other Bankruptcy Court rulings, a materially different plan of reorganization may ultimately be approved and, under the ultimate plan of reorganization, the interests of the Company’s shareholders could be substantially diluted or cancelled. The value of Grace common stock following a plan of reorganization, and the extent of any recovery by non-asbestos-related creditors, will depend principally on the amount of Grace’s asbestos-related liability under a confirmed plan of reorganization.

Claims Filings—The Bankruptcy Court established a bar date of March 31, 2003 for claims of general unsecured creditors, asbestos-related property damage claims (other than ZAI claims) and medical monitoring claims related to asbestos. The bar date did not apply to asbestos-related personal injury claims or claims related to ZAI.

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

The Debtors have analyzed the claims filed pursuant to the March 31, 2003 bar date and have found that many are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of December 31, 2006, the Debtors had filed objections to approximately 5,600 claims (approximately 100 of which were subsequently withdrawn by the claimant), approximately 3,950 of which were asbestos property damage claims. Of the 5,500 remaining claims objections, approximately 1,050 asbestos property damage claims have been expunged, approximately 1,300 non-asbestos claims have been expunged, approximately 300 non-asbestos claims have been resolved, approximately 2,125 asbestos property damage claims have been withdrawn by claimants, approximately 50 non-asbestos claims have been withdrawn by claimants, and the remaining approximately 625 will be addressed pursuant to the procedures set forth in the asbestos property damage case management order approved by the Bankruptcy Court.  An additional approximately 1,100 non-asbestos claims will be addressed through the claims objection process and the dispute resolution procedures approved by the Bankruptcy Court.

Grace believes that its recorded liabilities for claims subject to the March 31, 2003 bar date represent a reasonable estimate of the ultimate allowable amount for claims that are not in dispute or have been submitted with sufficient information to both evaluate the merit and estimate the value of the claim. The asbestos-related claims are considered as part of Grace’s overall asbestos liability and are being accounted for in accordance with the conditions precedent under the Plan, as described in “Accounting Impact” below. Grace will adjust its recorded asbestos-related liability, as necessary, to reflect rulings by the Bankruptcy Court. Any such adjustments could be material to its consolidated financial position and results of operations.

Litigation Proceedings in Bankruptcy Court—In September 2000, Grace was named in a purported class action lawsuit filed in California Superior Court for the County of San Francisco, alleging that the 1996 reorganization involving a predecessor of Grace and Fresenius AG and the 1998 reorganization involving a predecessor of Grace and Sealed Air were fraudulent transfers (Abner, et al., v. W.R. Grace & Co., et al.). The Bankruptcy Court authorized the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants to proceed with claims against Fresenius and Sealed Air and Cryovac on behalf of the Debtors’ bankruptcy estate.

On November 29, 2002, Sealed Air (and Cryovac) and Fresenius each announced that they had reached agreements in principle with such Committees to settle asbestos, successor liability and fraudulent transfer claims related to such transactions (the “litigation settlement agreements”). Under the terms of the Fresenius settlement, subject to the fulfillment of certain conditions, Fresenius would pay $115.0 million to the Debtors’ estate as directed by the Bankruptcy Court upon confirmation of the Debtors’ plan of reorganization. In July 2003, the Fresenius settlement was approved by the Bankruptcy Court. Under the terms of the Sealed Air settlement, subject to the fulfillment of certain conditions, Cryovac would make a payment of $512.5 million (plus interest at 5.5% compounded annually, commencing on December 21, 2002) and nine million shares of Sealed Air common stock (collectively valued at $1,220.2 million as of December 31, 2006), as directed by the Bankruptcy Court upon confirmation of the Debtors’ plan of reorganization. In June 2005, the Sealed Air settlement was approved by the Bankruptcy Court.

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

Pursuant to SOP 90-7, Grace’s pre-petition and future liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of December 31, 2006, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation, and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. Grace presents reorganization items as “Chapter 11 expenses, net of interest income,” a separate caption in its Consolidated Statements of Operations.

Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the litigation settlements with Sealed Air and Fresenius, as such agreements are subject to conditions which, although expected to be met, have not been satisfied and confirmed by the Bankruptcy Court. The value available under these litigation settlement agreements as measured at December 31, 2006, was $1,335.2 million comprised of $115.0 million in cash from Fresenius and $1,220.2 million in cash and stock from Cryovac. Payments under the Sealed Air settlement will be made directly to the asbestos trust by Cryovac, and will be accounted for as a satisfaction of a portion of Grace’s recorded asbestos-related liability and a credit to shareholders’ equity.

Grace’s Consolidated Balance Sheets separately identify the liabilities that are “subject to compromise” as a result of the Chapter 11 proceedings. In Grace’s case, “liabilities subject to compromise” represent both pre-petition and future liabilities as determined under U.S. generally accepted accounting principles. The bases for the asbestos-related liability component of “liabilities subject to compromise” are described in Note 3. Changes to the recorded amount of such liabilities will be based on developments in the Chapter 11 Cases and management’s assessment of the claim amounts that will ultimately be allowed by the Bankruptcy Court. Changes to pre-petition liabilities subsequent to the Filing Date reflect: 1) cash payments under approved court orders; 2) the terms of Grace’s proposed plan of reorganization, as discussed above, including the accrual of interest on pre-petition debt and other fixed obligations; 3) accruals for employee-related programs; and 4) changes in estimates related to other pre-petition contingent liabilities.

Components of liabilities subject to compromise are as follows:

(In millions)	December 31, 2006	December 31, 2005	Filing Date (Unaudited)
Debt, pre-petition plus accrued interest	$739.5	$684.7	$511.5
Asbestos-related liability	1,700.0	1,700.0	1,002.8
Income taxes	141.2	136.5	242.1
Environmental remediation	361.1	342.0	164.8
Postretirement benefits other than pension	72.7	101.3	185.4
Unfunded special pension arrangements	95.6	86.4	70.8
Retained obligations of divested businesses	18.0	18.1	43.5
Accounts payable	31.7	31.5	43.0
Other accrued liabilities	71.2	54.6	102.1
Reclassification to current liabilities (1)	(9.4)	—	—
Total Liabilities Subject to Compromise (1)	$3,221.6	$3,155.1	$2,366.0

(1)   As of December 31, 2006, $9.4 million of certain pension and postretirement benefit obligations subject to compromise have been presented in other current liabilities in the Consolidated Balance Sheet in accordance with SFAS No. 158.

Note that the unfunded special pension arrangements reflected above exclude non-U.S. plans and U.S. qualified plans that became underfunded subsequent to the Filing.  Contributions to U.S. qualified plans are subject to Bankruptcy Court approval.

Change in Liabilities Subject to Compromise

The following table is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through December 31, 2006.

(In millions) (Unaudited)	Cumulative Since Filing
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Resolution of contingencies subject to Chapter 11	(119.7)
Other court orders including employee wages and benefits, sales and use tax, and customer programs	(329.5)
Expense/(income) items:
Interest on pre-petition liabilities	274.9
Employee-related accruals	34.0
Provision for asbestos-related contingencies	744.8
Provision for environmental contingencies	295.6
Provision for income tax contingencies	5.4
Balance sheet reclassifications	(35.1)
Balance, end of period	$3,221.6

Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court’s allowance of contingent or disputed claims.

Beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly.  The effective rate for 2006 was 7.96%.  From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly.

Chapter 11 expenses

(In millions)	2006	2005	2004
Legal and financial advisory fees	$57.9	$38.4	$20.3
Interest income	(8.0)	(7.5)	(2.3)
Chapter 11 expenses, net	$49.9	$30.9	$18.0

Pursuant to SOP 90-7, interest income earned on the Debtors’ cash balances must be offset against Chapter 11 expenses.

Condensed financial information of the Debtors

W. R. Grace & Co.—Chapter 11 Filing Entities Debtor-in-Possession Statements of Operation	Year Ended December 31,
(In millions) (Unaudited)	2006	2005	2004
Net sales, including intercompany	$1,425.0	$1,267.2	$1,165.4
Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	1,037.4	896.0	768.7
Selling, general and administrative expenses, exclusive of net pension expense shown separately below	336.9	276.1	258.6
Research and development expenses	40.8	38.4	34.6
Depreciation and amortization	58.6	65.2	61.4
Net pension expense	46.3	51.9	45.9
Interest expense and related financing costs	72.7	54.7	110.7
Other (income) expense, net	(89.6)	(107.3)	(74.0)
Provision for environmental remediation	30.0	25.0	21.6
Provision for asbestos-related litigation, net of insurance	—	—	476.6
Chapter 11 expenses, net of interest income	49.8	30.7	18.0
	1,582.9	1,330.7	1,722.1
Income (loss) before income taxes and equity in net income of non-filing entities	(157.9)	(63.5)	(556.7)
Benefit from (provision for) income taxes	33.0	15.0	44.8
Income (loss) before equity in net income of non-filing entities	(124.9)	(48.5)	(511.9)
Equity in net income of non-filing entities	143.2	115.8	109.6
Net income (loss)	$18.3	$67.3	$(402.3)

W. R. Grace & Co.—Chapter 11 Filing Entities Debtor-in-Possession Condensed Statements of Cash Flows	Year Ended December 31,
(In millions) (Unaudited)	2006	2005	2004
Operating Activities
Income (loss) before net Chapter 11 expenses, income taxes, and equity in net income of non-filing entities	$(108.1)	$(32.8)	$(538.7)
Reconciliation to net cash provided by (used for) operating activities:
Non-cash items, net	159.5	135.8	667.2
Contributions to defined benefit pension plans	(106.6)	(35.0)	(24.2)
Cash paid to resolve contingencies subject to Chapter 11	—	(119.7)	—
Changes in other assets and liabilities, excluding the effect of businesses acquired/divested	(19.0)	(63.6)	88.7
Net cash provided by (used for) operating activities	(74.2)	(115.3)	193.0

Net cash provided by (used for) investing activities	17.1	44.2	28.4

Net cash provided by (used for) financing activities	21.7	0.3	(1.9)

Net increase (decrease) in cash and cash equivalents	(35.4)	(70.8)	219.5
Cash and cash equivalents, beginning of period	269.2	340.0	120.5
Cash and cash equivalents, end of period	$233.8	$269.2	$340.0

W. R. Grace & Co.—Chapter 11 Filing Entities Debtor-in-Possession Balance Sheets	December 31,
(In millions) (Unaudited)	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$233.8	$269.2
Trade accounts receivable, net	117.9	108.0
Receivables from non-filing entities, net	53.2	62.3
Inventories	72.9	86.8
Other current assets	60.9	52.0
Total Current Assets	538.7	578.3

Properties and equipment, net	394.5	378.9
Cash value of life insurance policies, net of policy loans	89.2	84.8
Deferred income taxes	687.1	702.5
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	237.7	306.9
Investment in non-filing entities	660.3	527.9
Other assets	90.8	79.3
Total Assets	$3,198.3	$3,158.6

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities	$212.0	$187.3
Minority interest in consolidated entities	58.4	32.6
Other liabilities	256.1	378.9
Total Liabilities Not Subject to Compromise	526.5	598.8
Liabilities Subject to Compromise	3,221.6	3,155.1
Total Liabilities	3,748.1	3,753.9
Shareholders’ Equity (Deficit)	(549.8)	(595.3)
Total Liabilities and Shareholders’ Equity (Deficit)	$3,198.3	$3,158.6

In addition to Grace’s financial reporting obligations as prescribed by the SEC, the Debtors are also required, under the rules and regulations of the Bankruptcy Code, to periodically file certain statements and schedules and a monthly operating report with the Bankruptcy Court. This information is available to the public through the Bankruptcy Court. This information is prepared in a format that may not be comparable to information in Grace’s quarterly and annual financial statements as filed with the SEC. The monthly operating reports are not audited, do not purport to represent the financial position or results of operations of Grace on a consolidated basis, and should not be relied on for such purposes.

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

Property Damage Litigation—The plaintiffs in asbestos property damage lawsuits generally seek to have the defendants pay for the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. Various factors can affect the merit and value of property damage claims, including legal defenses, product identification, the amount and type of product involved, the age, type, size and use of the building, the legal status of the claimant, the jurisdictional history of prior cases, the court in which the case is pending, and the difficulty of asbestos abatement, if necessary.

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

Approximately 4,300 additional property damage claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Such claims were reviewed in detail by Grace, categorized into claims with sufficient information to be evaluated or claims that require additional information and, where sufficient information existed, the estimated cost of resolution was considered as part of Grace’s recorded asbestos-related liability. (Approximately 200 claims did not contain sufficient information to permit an evaluation.) Grace has objected to virtually all property damage claims on a number of different bases, including: no authorization to file a claim; the claim was previously settled or adjudicated; no or insufficient documentation; failure to identify a Grace product; the expiration of the applicable statute of limitations and/or statute of repose, and/or laches; and a defense that the product in place is not hazardous. As of January 31, 2007, following the reclassification, withdrawal or expungement of claims, approximately 625 property damage claims remain outstanding.

Eight of the ZAI cases were filed as purported class action lawsuits in 2000 and 2001. In addition, ten lawsuits were filed as purported class actions in 2004 and 2005 with respect to persons and homes in Canada. These cases seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. The plaintiffs assert that this product is in millions of homes and that the cost of removal could be several thousand dollars per home. As a result of the Filing, the eight U.S. cases have been stayed.

Based on Grace’s investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that the product was and continues to be safe for its intended purpose and poses little or no threat to human health. The plaintiffs in the ZAI lawsuits (and the U.S. government in the Montana criminal proceeding described in Note 14) dispute Grace’s position on the safety of ZAI. On October 18, 2004, the Bankruptcy Court held a hearing on motions filed by the parties to address a number of important legal and factual issues regarding the ZAI claims.  On December 14, 2006, the Bankruptcy Court issued an opinion and order holding that, although ZAI is contaminated with asbestos and can release asbestos fibers when disturbed, there is no unreasonable risk of harm from ZAI.  The ZAI claimants intend to appeal such opinion and order.  The Bankruptcy Court has scheduled a conference in April 2007 to consider whether any of the claimant’s theories of liability still need to be addressed and what claims, if any, may still remain.  Grace’s recorded asbestos-related liability at December 31, 2006 assumes the risk of loss from ZAI litigation is not probable.  If Grace’s view as to risk of loss is not sustained, management believes the cost to resolve the matter would be material.

Personal Injury Litigation—Asbestos personal injury claimants allege adverse health effects from exposure to asbestos-containing products formerly manufactured by Grace. Historically, Grace’s cost to resolve such claims has been influenced by numerous variables, including the nature of the disease alleged, product identification, negotiation factors, the solvency of other former producers of asbestos containing products, cross-claims by co-defendants, the rate at which new claims are filed, the jurisdiction in which the claims are filed, and the defense and disposition costs associated with these claims.

Cumulatively through the Filing Date, 16,354 asbestos personal injury lawsuits involving approximately 35,720 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved) and approximately 55,489 lawsuits involving approximately 163,698 claims were disposed of (through settlements and judgments) for a total of $645.6 million.  As of the Filing Date, 129,191 claims for personal injury were pending against Grace. Grace believes that a substantial number of additional personal injury claims would have been received between the Filing Date and December 31, 2006 had such claims not been stayed by the Bankruptcy Court.

Asbestos-Related Liability—The total recorded asbestos-related liability as of December 31, 2006 and 2005 was $1,700.0 million and is included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheets.  Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on its proposed plan of reorganization as discussed in Note 2. The amount recorded at December 31, 2006 and 2005 includes the $1,613 million maximum amount reflected as a condition precedent to the Plan and $87 million related to pre-Chapter 11 contractual settlements and judgments included in general unsecured claims.

Under the Plan, Grace is requesting that the Bankruptcy Court determine the aggregate dollar amount, on a net present value basis, that must be funded on the effective date of the Plan into an asbestos trust (established under Section 524(g) of the Bankruptcy Code) to pay all asbestos-related personal injury and property damage claims (including ZAI) entitled to payment under the Plan and related trust administration costs and expenses on the later of the effective date of the Plan or when allowed (the “Funding Amount”). It is a condition to confirmation of the Plan that the Bankruptcy Court shall conclude that the Funding Amount is not greater than $1,613 million. This amount, which should be sufficient to fund over $2 billion in pending and future claims, was based in part on Grace’s 2004 evaluation of (1) existing but unresolved personal injury and property damage claims, (2) actuarially-based estimates of future personal injury claims, (3) the risk of loss from ZAI litigation, (4) proposed claim payments reflected in the Plan, and (5) the cost of the trust administration and litigation. Based upon these and other factors, Grace was prepared to settle its asbestos-related claims at this amount as part of a consensual plan of reorganization. As part of the estimation and litigation process, the amounts proposed to or adopted by the Bankruptcy Court may be materially different than this amount.

The Bankruptcy Court has entered separate case management orders for estimating liability for pending and future personal injury claims and adjudicating pending property damage claims, excluding ZAI claims.  Trial dates for estimating liability for personal injury claims are currently scheduled to begin in September 2007.  Hearings for the adjudication of various issues regarding property damage claims are currently scheduled to take place during the second quarter of 2007.   The Debtors expect that the estimated liability will provide the basis for determining the Funding Amount to be paid into the trust on the effective date of the Plan.

For personal injury claims, the Bankruptcy Court has ordered that all claimants with claims pending as of the Filing Date (other than settled but unpaid claims) must complete detailed questionnaires providing information on, among other things, their medical condition, including diagnostic support, exposure to Grace and non-Grace asbestos-containing products, employment history, and pending lawsuits against other companies. The Bankruptcy Court required questionnaires to be completed on or before July 12, 2006 and supplemental questionnaires to be completed on or before January 12, 2007.

The Bankruptcy Court has also established procedures and deadlines for filing proofs of claims for asbestos personal injury claims pending as of the Filing Date.  Claimants asserting claims subject to enforceable written settlement agreements dated prior to the Filing Date, which have not been fully paid or satisfied, were required to file proofs of claim by October 16, 2006.  Claimants asserting claims that are not subject to such settlement agreements were required to file proofs of claim by November 15, 2006.

Grace is cataloguing, analyzing and reconciling the information furnished with the proofs of claim and questionnaires.  Grace expects that the estimation process for personal injury claims will include the compilation of data from the questionnaires, review and analysis of such data by experts, the preparation of expert reports, including estimates of the number of personal injury claims expected to be filed in the future, and depositions of witnesses and other pretrial discovery proceedings. Grace expects the process to conclude with the estimation hearing that is currently scheduled to begin in September 2007.  Grace expects to adjust its recorded asbestos-related liability as necessary to reflect rulings made by the Bankruptcy Court following the estimation trial after consideration of all evidence presented by Grace, the official committees and the representative of future asbestos claimants; such adjustments may be material.

For property damage claims, the case management order provides that estimation will be preceded by litigation on certain common threshold issues affecting a substantial majority of claims. Such litigation will consist of determining, among other things, (1) whether asbestos-containing products formerly manufactured by Grace are hazardous in place, and (2) compliance with the applicable statute of limitations. Grace will also ask the Bankruptcy Court to rule on Grace’s specific objections to individual claims and groups of claims.

The Funding Amount will primarily be a function of the number of property damage and personal injury claims entitled to be paid under the Plan, and the amount payable per claim. Through the estimation process, Grace will seek to demonstrate that most claims have no value because they fail to establish any material property damage, health impairment or significant occupational exposure to asbestos from Grace’s operations or products. If the Bankruptcy Court agrees with Grace’s position on the number of, and the amounts to be paid in respect of, allowed personal injury and property damage claims, then Grace believes that the Funding Amount could be less than $1,613 million. However, this outcome is highly uncertain and will depend on a number of Bankruptcy Court rulings favorable to Grace’s position.

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

However, as Grace is willing to proceed with confirmation of the Plan with a Funding Amount of up to $1,613 million (assuming that other conditions precedent to confirmation of the Plan are satisfied, including the availability of the payment from Cryovac directly to the asbestos trust under the settlement agreement described in Note 2), during the fourth quarter of 2004, Grace accrued a charge of $714.8 million to increase its recorded asbestos-related liability to reflect the maximum amount allowed as a condition precedent under the Plan. This amount, plus $87.0 million for pre-Chapter 11 contractual settlements and judgments, brings the total recorded asbestos-related liability as of December 31, 2006 and 2005 to $1,700 million. Any differences between the Plan as filed and as approved for confirmation could fundamentally change the accounting measurement of Grace’s asbestos-related liability and that change could be material.

Insurance Rights—Grace previously purchased insurance policies that provided coverage for years 1962 to 1985 with respect to asbestos-related lawsuits and claims. For the most part, coverage for years 1962 through 1972 has been exhausted, leaving coverage for years 1973 through 1985 available for pending and future asbestos claims.  Since 1985, insurance coverage for asbestos-related liabilities has not been commercially available to Grace.

With one exception, coverage disputes regarding Grace’s primary insurance policies have been settled, and the settlement amounts paid in full. Grace’s excess coverage is for loss above certain levels.  The levels vary from policy to policy, creating “layers” of excess coverage, some of which are triggered before others.

Grace has entered into settlement agreements with various excess insurance carriers. These settlements involve amounts paid and to be paid to Grace. The unpaid maximum aggregate amount for settled insurers available under these settlement agreements is approximately $487 million.  With respect to asbestos-related personal injury claims, the settlement agreements generally require that the claims be spread over the claimant’s exposure period and that each insurer pay a pro rata portion of each claim based on the amount of coverage provided during each year of the total exposure period.

Presently, Grace has no agreements in place with insurers with respect to approximately $430 million of excess coverage, which is at layers of coverage that have not yet been triggered, but certain layers would be triggered if the Plan were approved at the recorded asbestos-related liability of $1,700 million. Grace believes that any allowed ZAI claims also would be covered under the settlement agreements and unsettled policies discussed above to the extent they relate to installations of ZAI occurring after July 1, 1973.

In addition, Grace has approximately $253 million of excess coverage with insolvent or non-paying insurance carriers. Non-paying carriers are those that, although technically solvent, are not currently meeting their obligations to pay claims. Grace has filed and continues to file claims in the insolvency proceedings of insolvent carriers. Grace is currently receiving distributions from some of these insolvent carriers and expects to receive distributions in the future. Settlement amounts are recorded as income when received.

In November 2006, Grace entered into a settlement agreement with an underwriter of a portion of its excess insurance coverage. The insurer paid a settlement amount of $90 million directly to an escrow account for the benefit of the holders of claims for which Grace was provided coverage under the affected policies.  Funds will be distributed from this account directly to claimants at the direction of the escrow agent pursuant to the terms of a confirmed plan of reorganization or as otherwise ordered by the Bankruptcy Court.  Grace will record the amount in the escrow account as an asset and reduce its asbestos insurance receivable balance when all contingencies for the release of such amount are satisfied.

As of December 31, 2006, including the settlement discussed above and after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements, there remains approximately $917 million of excess coverage from 55 presently solvent insurers. Grace estimates that, assuming the resolution value of asbestos-related claims equal to the recorded liability of $1,700 million (which should fund claim payments in excess of $2 billion), it should be entitled to approximately $500 million of insurance recovery.  This amount was determined by estimating the aggregate and per year payout for claims over time and applying the expected insurance recovery factor to such claims. However, the ultimate amount of insurance recovered on such claims will depend on a number of factors that can only be determined at the time claims are paid including: the nature of the claim (PI, PD or ZAI), the relevant exposure years, the timing of payment, the solvency of insurers and the legal status of policy rights. Accordingly, Grace’s recorded estimate of insurance recovery may differ from actual amounts received.

4.              Income Taxes

The components of income (loss) from consolidated operations before income taxes and the related benefit from (provision for) income taxes for 2006, 2005, and 2004 are as follows:

Income Taxes—Consolidated Operations
(In millions)	2006	2005	2004
Income (loss) before income taxes:
Domestic	$(96.6)	$10.5	$(549.3)
Foreign	150.1	142.3	148.1
Intercompany eliminations	(27.1)	(64.2)	(2.6)
	$26.4	$88.6	$(403.8)
Benefit from (provision for) income taxes:
Federal—current	$(8.5)	$5.1	$32.1
Federal—deferred	41.8	13.8	14.8
State and local—current	(1.4)	(1.0)	(0.3)
Foreign—current	(43.0)	(47.5)	(25.1)
Foreign—deferred	3.0	8.3	(20.0)
	$(8.1)	$(21.3)	$1.5

At December 31, 2006 and 2005, the tax attributes giving rise to deferred tax assets and liabilities consisted of the following items:

Deferred Tax Analysis
(In millions)	2006	2005
Deferred tax assets:
Liability for asbestos-related litigation	$595.0	$595.0
Net operating loss/credit carryforwards	133.8	106.9
Deferred state taxes	146.9	152.3
Liability for environmental remediation	126.4	119.6
Other postretirement benefits	29.7	35.5
Reserves and allowances	38.6	37.3
Research and development	33.3	32.8
Pension liabilities	152.5	145.8
Foreign loss/credit carryforwards	24.8	31.8
Accrued interest on pre-petition debt	56.8	42.5
Other	5.4	6.0
Total deferred tax assets	1,343.2	1,305.5
Deferred tax liabilities:
Asbestos-related insurance receivable	(180.5)	(180.5)
Deferred foreign and other income	(111.6)	(74.5)
Pension assets	(41.0)	(32.8)
Properties and equipment	(60.5)	(69.3)
Other	(63.7)	(60.5)
Total deferred tax liabilities	(457.3)	(417.6)
Valuation allowance:
Deferred state taxes	(146.9)	(152.3)
Net federal tax assets	(21.7)	(70.7)
Foreign loss carryforwards	(16.6)	(22.3)
Total valuation allowance	(185.2)	(245.3)
Net deferred tax assets	$700.7	$642.6

The deferred tax asset valuation allowance of $185.2 million at December 31, 2006 consists of: (i) $146.9 million related to net deferred state tax assets associated with current loss carryforwards and future tax deductions, (ii) $16.6 million related to foreign loss carryforwards that are likely to expire unutilized, and (iii) $21.7 million related to foreign tax credit, general business credit and alternative minimum tax credit carryforwards  that exceed Grace’s analysis of the amounts reasonably expected to be realized in the future.  The change in the valuation allowance from December 31, 2005 to 2006 primarily represents a $48.0 million reduction in the allowance related to future U.S. Federal income tax deductions as a result of Grace’s current forecasts of future U.S. taxable income.  Based upon anticipated future results, Grace has concluded that it is more likely than not that the balance of the net deferred tax assets, after consideration of the valuation allowance, will be realized. Because of the nature of the items that make up this balance, the realization period is likely to extend over a number of years and the outcome of the Chapter 11 Cases could materially impact the amount and the realization period.

At December 31, 2006, there were $190.9 million of U.S. federal net operating loss carryforwards, representing deferred tax assets of $66.8 million, with expiration dates through 2026; $4.2 million of foreign tax credit carryforwards with expiration dates through 2015; $16.3 million of general business credit carryforwards with expiration dates through 2025; and $46.5 million of alternative minimum tax credit carryforwards with no expiration dates.

As part of Grace’s evaluation and planning for the funding requirements of its plan of reorganization, Grace has concluded that the financing of the Plan will likely involve cash and financing from non-U.S. subsidiaries. Grace anticipates that approximately $680 million will be sourced in this manner.  Approximately $190 million can be repatriated by way of intercompany debt repayments and the remaining $490 million by way of taxable dividends and return of capital. Accordingly, Grace recorded a deferred tax liability to recognize the expected taxable elements of financing its plan of reorganization, $42 million of which was accrued in 2006.  Grace has not provided for U.S. federal, state, local and foreign deferred income taxes on approximately $220 million of undistributed earnings of foreign subsidiaries that are expected to be retained indefinitely by such subsidiaries for reinvestment.

The difference between the benefit from (provision for) income taxes at the federal income tax rate of 35% and Grace’s overall income tax provision is summarized as follows:

Income Tax Benefit (Provision) Analysis
(In millions)	2006	2005	2004
Tax benefit (provision) at federal corporate rate	$(9.2)	$(31.0)	$141.3
Change in provision resulting from:
Nontaxable income/non-deductible expenses	(1.9)	(1.5)	—
State and local income taxes, net of federal income tax benefit	(6.1)	11.1	13.0
Federal and foreign taxes on foreign operations	(45.2)	(1.6)	(93.6)
Change in valuation allowance on deferred tax assets	60.1	(2.7)	(59.4)
Chapter 11 expenses (non-deductible)	(16.9)	(10.3)	(6.0)
Tax and interest relating to tax deductibility of interest on life insurance policy loans (See Note 14)	1.4	1.2	(1.8)
Adjustments to tax and interest contingencies	9.7	13.5	8.0
Income tax benefit from (provision for) continuing operations	$(8.1)	$(21.3)	$1.5

5.              Acquisitions and Joint Ventures

In June 2006, Grace acquired the custom catalyst manufacturing assets of Basell, USA, as well as Basell’s components business for cash consideration of $19.6 million.  The manufacturing assets and the results of operations of the acquired business have been included as part of the Grace Davison operating segment since the date of acquisition.  Grace recorded $9.7 million of goodwill as a result of this transaction.

In 2005, Grace completed four business combinations for a total cash cost of $5.5 million as follows:

•                  In February 2005, Grace acquired certain assets of Midland Dexter Venezuela, S.A., a supplier of coatings and sealants for rigid packaging to the local and export markets of Latin America.

•                  In March 2005, Grace acquired certain assets relating to the concrete admixtures business of Perstorp Peramin AB (“Perstorp”), a supplier of specialty chemicals and materials to the construction industry in Sweden and other Northern European countries.

•                  In November 2005, Grace acquired certain assets of Single-Site Catalysts, LLC, a supplier of organometallic catalysts, serving a variety of industries, including polyolefins and elastomers, with headquarters in Chester, Pennsylvania.

•                  In November 2005, Grace acquired Flexit Laboratories Pvt. Ltd., a supplier of chromatography products based in India.

Goodwill recognized in the 2005 transactions amounted to $1.5 million, of which $1.3 million was assigned to Grace Davison and $0.2 million was assigned to Grace Performance Chemicals.

6.              Other (Income) Expense, net

Components of other (income) expense, net are as follows:

Other (Income) Expense, net
(In millions)	2006	2005	2004
Income from insurance settlements	$(12.5)	$(44.5)	$(11.1)
COLI income, net	(4.1)	(3.5)	(3.0)
Interest income	(7.0)	(3.6)	(3.1)
Net (gain) loss on sales of investments and disposals of assets	(0.6)	0.7	0.8
Currency translation—intercompany loan	(23.1)	35.9	(29.3)
Value of currency contracts	21.5	(35.7)	39.5
Other currency transaction effects	3.3	(0.1)	1.4
Net gain from litigation settlement	—	—	(51.2)
Other miscellaneous income	(11.8)	(16.6)	(12.4)
Total other (income) expense, net	$(34.3)	$(67.4)	$(68.4)

Income from insurance settlements represents amounts paid by insurance carriers with respect to coverage for past environmental remediation costs and asbestos-related liability under liquidation arrangements or dispute settlements.  The increased other miscellaneous income for the year ended December 31, 2005 as compared to the other periods presented represents the favorable impact from prepayment of a royalty obligation ($5.2 million) and an insurance recovery for business interruption losses incurred as a result of Hurricane Rita ($2.7 million).

In 2004, Grace recorded a net gain of $51.2 million as a result of the settlement of litigation with Honeywell International, Inc. related to environmental contamination of a non-operating parcel of land.

7.              Goodwill and Other Intangible Assets

For the purpose of measuring impairment under the provisions of SFAS No. 142, Grace has identified its reporting units as the product groups at one level below its operating segments. Grace has evaluated its goodwill annually as of November 30 with no impairment charge required in any of the periods presented.

The carrying amount of goodwill attributable to each operating segment and the changes in those balances during the year ended December 31, 2006 are as follows:

(In millions)	Grace Davison	Grace Performance Chemicals	Total Grace
Balance as of December 31, 2005	$36.3	$67.6	$103.9
Goodwill acquired during the year	9.7	—	9.7
Foreign currency translation / other adjustments	1.9	1.0	2.9
Balance as of December 31, 2006	$47.9	$68.6	$116.5

Grace’s net book value of other intangible assets at December 31, 2006 and December 31, 2005 was $84.9 million and $87.6 million, respectively, detailed as follows:

	As of December 31, 2006
(In millions)	Gross Carrying Amount	Accumulated Amortization
Technology	$43.6	$15.7
Patents	1.6	0.6
Customer lists	52.3	16.3
Other	28.0	8.0
Total	$125.5	$40.6

	As of December 31, 2005
(In millions)	Gross Carrying Amount	Accumulated Amortization
Technology	$48.9	$12.1
Patents	0.4	0.3
Customer lists	46.3	11.3
Other	21.4	5.7
Total	$117.0	$29.4

At December 31, 2006, estimated future annual amortization expenses for intangible assets are:

Estimated Amortization Expense
(In millions)
2007	$9.6
2008	9.5
2009	9.4
2010	9.0
2011	9.0

8.              Comprehensive Income (Loss)

The tables below present the pre-tax, tax and after tax components of Grace’s other comprehensive income (loss) for the years ended December 31, 2006, 2005 and 2004:

Year Ended December 31, 2006 (In millions)	Pre-Tax Amount	Tax Benefit / (Expense)	After Tax Amount
Minimum pension liability adjustments	$107.5	$(37.6)	$69.9
Gain (loss) from hedging activities	(1.9)	0.6	(1.3)
Foreign currency translation adjustments	36.8	—	36.8
Other comprehensive income (loss)	$142.4	$(37.0)	$105.4

Year Ended December 31, 2005 (In millions)	Pre-Tax Amount	Tax Benefit	After Tax Amount
Minimum pension liability adjustments	$(23.5)	$8.3	$(15.2)
Foreign currency translation adjustments	(28.7)	—	(28.7)
Other comprehensive income (loss)	$(52.2)	$8.3	$(43.9)

Year Ended December 31, 2004 (In millions)	Pre-Tax Amount	Tax Benefit	After Tax Amount
Minimum pension liability adjustments	$(126.2)	$44.2	$(82.0)
Foreign currency translation adjustments	21.9	—	21.9
Other comprehensive income (loss)	$(104.3)	$44.2	$(60.1)

Components of Accumulated Other Comprehensive Income (Loss), Net of Tax (In millions)	Foreign currency translation adjustment	Gain (loss) from hedging activities	Pension accounting	Total accumulated other comprehensive loss
Balance as of December 31, 2004	$(2.5)	$—	$(347.5)	$(350.0)
Current-period change	(28.7)	—	(15.2)	(43.9)
Balance as of December 31, 2005	(31.2)	—	(362.7)	(393.9)
Current-period change	36.8	(1.3)	69.9	105.4
Adoption of SFAS 158 (See Note 18)	—	—	(102.3)	(102.3)
Balance as of December 31, 2006	$5.6	$(1.3)	$(395.1)	$(390.8)

From time to time, Grace enters into commodity derivatives such as forward contracts or option contracts directly with natural gas suppliers, and fixed-rate swaps with financial institutions to mitigate the risk of volatility of natural gas prices in the United States.  Under fixed-rate swaps, Grace locks in a fixed rate with a financial institution for future natural gas purchases, purchases its natural gas from a supplier at the prevailing market rate, and settles with the bank for any difference in the rates, thereby “swapping” a variable rate for a fixed rate.  In 2006, Grace purchased forward contracts, swaps and options for a portion of its expected natural gas requirements. Grace’s forward contracts for natural gas qualify for the normal purchases and normal sales exception from SFAS No. 133, as they do not contain net settlement provisions, and result in physical delivery of natural gas from suppliers.  Therefore, the fair values of these contracts are not recorded in the Consolidated Balance Sheets.  The outstanding swaps and options are treated as effective cash flow hedges for accounting purposes and revalued at the end of each quarter, with corresponding adjustments to other comprehensive income (loss).

Grace is a global enterprise, which operates in over 40 countries with local currency generally deemed to be the functional currency for accounting purposes. The foreign currency translation amount represents the adjustments necessary to translate the balance sheets valued in local currencies to the U.S. dollar as of the end of each period presented, and to translate revenues and expenses at average exchange rates for each period presented.  As part of its risk management program, Grace enters into foreign currency exchange rate forward and/or option contracts to mitigate the effects of exchange rate fluctuations.  The outstanding foreign currency forward contracts and options were treated as effective cash flow hedges for accounting purposes and revalued at the end of each quarter, with corresponding adjustments to other comprehensive income (loss).

9.              Other Balance Sheet Accounts

(In millions)	2006	2005
Inventories (1)
Raw materials	$59.6	$67.3
In process	41.4	32.8
Finished products	189.8	210.8
General merchandise	35.6	33.2
Less: Adjustment of certain inventories to a LIFO basis(2)	(41.8)	(65.8)
	$284.6	$278.3

(1)                   Inventories valued at LIFO cost comprised 48.2% of total inventories at December 31, 2006 and 52.3% at December 31, 2005.

(2)          During 2006, a reduction in U.S. LIFO inventory levels resulted in costs pertaining to prior years being reflected in cost of sales for the 2006 year. This had the effect of increasing pre-tax income by $0.9 million compared with current cost.

Other Assets
Deferred charges	$38.1	$54.3
Long-term receivables, less allowances of $0.5 (2005—$0.7)	7.9	7.6
Patents, licenses and other intangible assets, net	84.9	87.6
Investments in unconsolidated affiliates and other	0.6	0.6
	$131.5	$150.1
Other Current Liabilities
Accrued compensation	$90.4	$72.2
Customer volume rebates	41.8	35.4
Accrued commissions	13.5	11.1
Accrued reorganization fees	24.9	18.0
Income tax payable	13.9	23.3
Deferred tax liability	6.7	0.8
Other accrued liabilities	81.4	60.4
	$272.6	$221.2
Other Liabilities
Long-term self insurance reserve	$8.0	$8.0
Retained obligations of divested businesses	5.3	5.3
Long-term incentive compensation	12.2	13.5
Other accrued liabilities	17.8	14.9
	$43.3	$41.7

Accrued compensation in the table above includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

10.         Properties and Equipment

(In millions)	2006	2005
Land	$22.4	$21.2
Buildings	440.4	425.0
Information technology and equipment	125.8	116.6
Machinery, equipment and other	1,513.8	1,454.7
Projects under construction	72.6	35.6
Properties and equipment, gross	2,175.0	2,053.1
Accumulated depreciation and amortization	(1,510.5)	(1,420.2)
Properties and equipment, net	$664.5	$632.9

Capitalized interest costs amounted to $1.2 million in 2006.  Capitalized interest costs were insignificant for 2005. Depreciation and lease amortization expense relating to properties and equipment amounted to $104.2 million in 2006, $111.9 million in 2005, and $108.2 million in 2004. Grace’s rental expense for operating leases amounted to $18.6 million in 2006, $18.7 million in 2005, and $16.9 million in 2004.

At December 31, 2006, minimum future non-cancelable payments for operating leases were:

Minimum Future Payments under Operating Leases (In millions)
2007	$21.3
2008	16.8
2009	11.4
2010	8.6
2011	4.0
Thereafter	7.7
Total minimum lease payments	$69.8

The above minimum non-cancelable lease payments are net of anticipated sublease income of $2.4 million in 2007, $2.0 million in 2008, $1.7 million in 2009, $0.9 million in 2010, and $0.6 million in 2011.

11.                Life Insurance

Grace is the beneficiary of corporate-owned life insurance (“COLI”) policies on certain current and former employees with net cash surrender values of $89.2 million and $84.8 million at December 31, 2006 and 2005, respectively. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years.

The following tables summarize activity in these policies for 2006, 2005 and 2004, and the components of net cash value at December 31, 2006 and 2005:

Life Insurance—Activity Summary (In millions)	2006	2005	2004
Earnings on policy assets	$5.6	$6.3	$32.4
Interest on policy loans	(1.5)	(2.8)	(29.4)
Premiums	2.3	1.7	2.4
Policy loan repayments	0.1	0.6	4.0
Proceeds from termination of life insurance policies	(0.3)	(14.8)	—
Net investing activity	(1.8)	(2.2)	(4.2)
Change in net cash value	$4.4	$(11.2)	$5.2
Tax-free proceeds received	$2.3	$2.2	$15.8

Components of Net Cash Value	December 31,
(In millions)	2006	2005
Gross cash value	$114.7	$109.2
Principal—policy loans	(25.0)	(23.7)
Accrued interest—policy loans	(0.5)	(0.7)
Net cash value	$89.2	$84.8
Insurance benefits in force	$197.9	$196.3

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

12.                Debt

Components of Debt (In millions)	2006	2005
Debt payable within one year
Other short-term borrowings (1)	$3.3	$2.3
Debt payable after one year
DIP facility (2)	$—	$—
Other long-term borrowings	0.2	0.4
	$0.2	$0.4
Debt Subject to Compromise
Bank borrowings (3)	$500.0	$500.0
Other borrowings (4)	13.8	14.3
Accrued interest (5)(6)	225.7	170.4
	$739.5	$684.7
Full-year weighted average interest rates on total debt	7.9%	6.1%

(1)     Represents borrowings under various lines of credit and other miscellaneous borrowings, primarily by non-U.S. subsidiaries.

(2)     In April 2001, the Debtors entered into a debtor-in-possession post-petition loan and security agreement with Bank of America, N.A. (the “DIP facility”) in the aggregate amount of $250 million. The DIP facility is secured by priority liens on substantially all assets of the Debtors, and bears interest based on LIBOR plus 2.00 to 2.25 percentage points. The Debtors have extended the term of the DIP facility through April 1, 2008. As of December 31, 2006 and 2005, the Debtors had no outstanding borrowings under the DIP facility. However, $55.4 million and $30.2 million of standby letters of credit were issued and outstanding under the facility as of December 31, 2006 and 2005, respectively, which were issued mainly for trade-related matters such as performance bonds, as well as certain insurance and environmental matters. The outstanding amount of standby letters of credit, as well as other holdback provisions issued under the DIP facility reduces the borrowing availability to $175.0 million. Under the DIP facility, the Debtors are required to maintain $50 million of liquidity, in a combination of cash, cash equivalents and the net cash value of life insurance policies.

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

(5)        In the fourth quarter of 2004, Grace accrued $69.5 million to increase its estimate of interest to which holders of the Debtor’s pre-petition bank credit facilities and letters of credit would be entitled under the Plan to 6.09%.  Grace continued to accrue interest at this rate throughout 2005.

(6)        Beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes and compounded quarterly; such rate averaged 7.96% over 2006.

Interest payments on pre-petition obligations amounted to $3.1 million in 2006, $2.3 million in 2005, and $2.1 million in 2004.

13.                Financial Instruments and Risk

Debt and Interest Rate Swap Agreements—Grace was not a party to any debt or interest rate swaps at December 31, 2006 and December 31, 2005.

Commodity Risk—Certain raw materials and energy are commodities subject to price fluctuation.  Grace hedges against volatility in certain raw material and energy purchases, using financial instruments as appropriate.  Grace also enters into long term supply agreements and/or forward commitments to secure materials at stable prices and in quantities fully expected to be used in production.  During 2006 and 2005, Grace entered into forward contracts with natural gas suppliers in the U.S. to manage the cost of a portion of quantities required for use at certain U.S. plants.  In 2006, Grace entered into option agreements with natural gas suppliers to hedge purchases of natural gas, and also entered into fixed-price swaps with a financial institution to hedge its purchases of natural gas from suppliers.

Currency Risk—Because Grace does business in over 40 countries, results are exposed to fluctuations in foreign exchange rates. Grace seeks to minimize exposure to these fluctuations by matching revenue streams in volatile currencies with expenditures in the same currencies, but it is not always possible to do so.  From time to time Grace will use financial instruments such as foreign currency forward contracts, options, or combinations of the two to reduce the risk of certain specific transactions. However, Grace does not have a policy of hedging all exposures, because management does not believe that such a level of hedging would be cost-effective, particularly translation exposures that are not expected to affect cash flows in the near term. In 2004, Grace purchased forward contracts to minimize currency risk related to euro denominated intercompany loans due to a U.S. subsidiary of Grace. In 2005, Grace extended the remaining portion of these forward currency contracts.

In February 2006, Grace adopted a currency risk management program.  Pursuant to this program, Grace has entered into derivative instruments such as foreign currency forward contracts and options to hedge its exposure to foreign currency fluctuations in various currencies.

Fair Value of Debt and Other Financial Instruments—At December 31, 2006, the fair value of Grace’s debt payable within one year not subject to compromise approximated the recorded value of $3.3 million.  Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. At December 31, 2006, the recorded values of other financial instruments such as cash, short-term investments, trade receivables and payables and short-term debt approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.  At December 31, 2006, the carrying value of Grace’s bank debt subject to compromise was $739.5 million.  The estimated fair value of the bank debt is higher than the carrying value; however, because such debt is subject to compromise in Grace’s Chapter 11 proceeding, neither carrying values or market values may reflect ultimate liquidation amounts.

Credit Risk—Trade receivables potentially subject Grace to credit risk. Concentrations of credit to customers in the petroleum and construction industries represent the greatest exposure. Grace’s credit evaluation policies, relatively short collection terms and history of minimal credit losses mitigate credit risk exposures.  Grace does not generally require collateral for its trade accounts receivable, but may require a bank letter of credit in certain instances, particularly when selling to customers in cash restricted countries.

14.                Commitments and Contingent Liabilities

Asbestos-Related Liability—See Note 3

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

At December 31, 2006, Grace’s estimated liability for environmental investigative and remediation costs totaled $361.1 million, as compared with $342.0 million at December 31, 2005. The amount is based on funding and/or remediation agreements in place and Grace’s best estimate of its cost for sites not subject to a formal remediation plan. Grace’s estimated environmental liabilities are included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheets.

Grace recorded pre-tax charges of $30.0 million for environmental matters in 2006.  Of the pre-tax charges, $28.0 million was in connection with a cost recovery claim brought by the U.S. Government and was based on additional information provided by the U.S. Department of Justice in support of spending by the U.S. Environmental Protection Agency (“EPA”) during the 2002 through 2005 period, as described below.  The remainder of the pre-tax charges were attributable to the ongoing review of recorded environmental liabilities.

Net cash expenditures charged against previously established reserves for the years ended December 31, 2006, 2005 and 2004 were $10.9 million, $28.0 million, and $9.0 million, respectively. Cash expenditures in 2005 included a settlement payment of $21.3 million related to a formerly owned site.

Vermiculite Related Matters

EPA Cost Recovery Claim—As a result of a 2002 district court ruling, Grace is required to reimburse the U.S. Government for $54.5 million (plus interest) in costs expended through December 2001, and for all appropriate future costs to complete asbestos-related remediation relating to Grace’s former vermiculite mining and processing activities in the Libby, Montana area.  These costs include cleaning and/or demolition of contaminated buildings, excavation and removal of contaminated soil, health screening of Libby residents and former mine workers, and investigation and monitoring costs.

Grace’s total estimated liability for asbestos remediation related to its former vermiculite operations in Libby, including the cost of remediation at vermiculite processing sites outside of Libby, at December 31, 2006 and December 31, 2005 was $255.2 million and $226.2 million, respectively.  The estimate of $255.2 million at December 31, 2006 includes $164.4 million for asserted reimbursable costs through 2005 (which includes the $54.5 million charge discussed above) that was recorded in the second quarter of 2006.  The current estimate does not include the cost to remediate the Grace-owned mine site at Libby or other nearby properties that may require remediation, which costs are not currently estimable. Grace’s estimate of costs is based on EPA spending data through December 31, 2005, public comments regarding the EPA’s spending plans, discussions of spending forecasts with EPA representatives, analysis of other information made available from the EPA, and evaluation of probable remediation costs at vermiculite processing sites. However, the EPA’s cost estimates have increased regularly and substantially over the course of this remediation. Consequently, as the EPA’s spending on these matters increases, Grace’s liability for remediation will increase.  Grace has been informed that the EPA is attempting to estimate the future cost of this environmental remediation.  This information may require Grace to increase its estimate of liability and the increase could be material.

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

Grace purchased the Libby mine in 1963 and operated it until 1990; vermiculite processing activities continued until 1992. The grand jury charges that the conspiracy took place from 1976 to 2002.  According to the U.S. Department of Justice, Grace could be subject to fines in an amount equal to twice the after-tax profit earned from its Libby operations or twice the alleged loss suffered by victims, plus additional amounts for restitution to victims. The indictment alleges that such after-tax profits were $140 million. Grace has categorically denied any criminal wrongdoing and intends to vigorously defend itself at trial.

In March 2005, the U.S. District Court for the District of Montana entered a scheduling order setting a trial date of September 11, 2006.  In July 2006, the District Court dismissed a portion of the conspiracy count of a superseding indictment alleging conspiracy to knowingly endanger residents of the Libby area and others in violation of the Clean Air Act.  In August 2006, the District Court granted a motion by the defendants to exclude as evidence sample results that included minerals that do not constitute asbestos under the Clean Air Act.  The Government has appealed these and other rulings to the Ninth Circuit Court of Appeals.  As a result of the appeal, the trial has been delayed until September 2007 or later pending resolution of the appeals.

The U.S. Bankruptcy Court previously granted Grace’s request to advance legal and defense costs to the employees, subject to a reimbursement obligation if it is later determined that the employees did not meet the standards for indemnification set forth under the appropriate state corporate law. For the years ended December 31, 2006 and 2005, total expense for Grace and the employees was $52.7 million and $20.0 million, respectively, which amounts are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

Grace is unable to assess whether the indictment, or any conviction resulting therefrom, will have a material adverse effect on the results of operations or financial condition of Grace or affect Grace’s bankruptcy proceedings. While the appeal is pending, Grace expects legal fees for this matter to be $3 million to $5 million per quarter.  Grace intends to expense such costs as they are incurred.

New Jersey Lawsuit—On June 1, 2005, the New Jersey Department of Environmental Protection (“DEP”) filed a lawsuit against Grace and two former employees in the Superior Court of New Jersey Law Division: Mercer County (N.J. Dept. of Environmental Protection v. W.R. Grace & Co. et al.) seeking civil penalties for alleged misrepresentations and false statements made in a Preliminary Assessment/Site Investigation Report and Negative Declarations submitted by Grace to the DEP in 1995 pursuant to the New Jersey Industrial Site Recovery Act. Grace submitted the report, which was prepared by an independent environmental consultant, in connection with the closing of Grace’s former plant in Hamilton Township, New Jersey. Grace is also aware that the State of New Jersey and the U.S. Department of Justice each may be conducting criminal investigations related to Grace’s former operations of the Hamilton plant.

Grace purchased the Hamilton plant assets in 1963 and ceased operations in 1994. During the operating period, Grace produced spray-on fire protection products and vermiculite-based products at this plant. The current property owners are conducting remediation activities as directed by the EPA.  The property owners and the EPA have filed proofs of claim against Grace for this site and now seek approximately $3.4 million with respect to the Hamilton plant site.

Grace is unable at this time to assess the effect of this lawsuit or the pending criminal investigations on Grace’s results of operations, cash flows, or liquidity, or on its bankruptcy proceeding.

Non-Vermiculite Related Matters

At December 31, 2006 and 2005, Grace’s estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $105.9 million and $115.8 million, respectively. This liability relates to Grace’s current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party.  Grace’s estimated liability is based upon an evaluation of claims for which sufficient information was available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.

Tax Matters—In 2005, Grace (with one exception) settled all proposed tax adjustments with the Internal Revenue Service (the “IRS”) with respect to the 1993-1996 Federal income tax audit, and paid applicable taxes and interest of $90.0 million.  The exception relates to $7.0 million of research and experimentation credits that the IRS is challenging; a settlement is currently under discussion with the IRS.

As a consequence of resolving federal tax adjustments for the 1993-1996 tax periods, Grace owes approximately $12 million in additional state taxes and accrued interest, which will be paid in accordance with Grace’s bankruptcy proceedings.

In June 2006, Grace received revised examination reports from the IRS for the 1988-1989 and 1997-2001 tax periods (collectively, the “Examination Reports”) asserting, in the aggregate, approximately $32.5 million of net additional tax plus accrued interest.  The most significant issue addressed in the Examination Reports concerns the carryback of a specified liability loss from the 1998 tax period to the 1989 taxable year.  Grace has filed a protest with the IRS Office of Appeals with respect to the carryback of the specified liability loss and certain other issues and anticipates receiving a tax assessment with respect to the specified liability loss issue, which Grace intends to contest.  The remaining adjustments raised in the examination report were agreed to; however, since Grace was in a net operating loss position for all but one of the other tax periods covered in the 1997-2001 audit, the adjustments should not result in any cash tax liability but rather should reduce the amount of certain tax attributes claimed by Grace in those tax periods, such as losses and credits.  Grace’s federal tax returns for the 2002-2004 tax years are currently under examination by the IRS.

The IRS has assessed additional federal income tax withholding and Federal Insurance Contributions Act taxes plus interest and related penalties for calendar years 1993 through 1998 against a Grace subsidiary that formerly operated a temporary staffing business for nurses and other health care personnel. In August 2006, Grace agreed with the U.S. Department of Justice and the IRS on a settlement amount of $13.0 million and other terms that would resolve the matter.  The settlement was approved by the Bankruptcy Court in October 2006.  In January 2007, Grace paid the $13.0 million settlement amount and received an indemnification payment of approximately $2.7 million from its former partner in the business.

In September 2006, the German Ministry of Finance issued guidance that excludes Grace’s German subsidiary from the application of a law that was effective in 2005 prohibiting interest deductions on certain intercompany loans.

Grace recorded a $12 million reduction in third quarter 2006 tax expense as a result of the resolution of the two foregoing issues.

As of December 31, 2006, Grace had $190.9 million in net operating loss (“NOL”) carryforwards.  Grace anticipates generating additional NOLs upon emergence from bankruptcy as contemplated in the Plan.  Because Grace did not pay a significant amount of U.S. taxes in prior years and/or has already received tax refunds from available NOL carryback years, it expects to carryforward most of its NOLs. Under federal income tax law, a corporation is generally permitted to carryforward NOLs for a 20-year period for deduction against future taxable income. Grace’s ability to deduct NOL carryforwards could be significantly limited if it were to undergo an ownership change during or as a result of the Chapter 11 proceeding.  During the course of the bankruptcy proceeding, the Bankruptcy Court entered an order that places certain limitations on trading in Grace common stock or options convertible into Grace common stock.  Pursuant to these limitations, Grace intends to object to any purchase of Grace common stock or options that would potentially contribute to an ownership change.  However, Grace can provide no assurance that these limitations will prevent an ownership change or that its ability to utilize net operating loss carryforwards will not be significantly limited as a result of Grace’s reorganization.

Purchase Commitments—Grace engages in purchase commitments to minimize the volatility of major components of direct manufacturing costs including natural gas, certain metals, asphalt, amines and other materials.  Such commitments are for quantities that Grace fully expects to use in its normal operations.

Guarantees and Indemnification Obligations—Grace is a party to many contracts containing guarantees and indemnification obligations. These contracts primarily consist of:

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

Financial Assurances—Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters.  At December 31, 2006, Grace had gross financial assurances issued and outstanding of $287.4 million, comprised of $142.5 million of surety bonds issued by various insurance companies, and $144.9 million of standby letters of credit and other financial assurances issued by various banks. As discussed in Note 12, $55.4 million of these financial assurances have been issued under the DIP facility.

In connection with a 1994 divestment, Grace obtained a letter of credit in the maximum amount of $25.0 million to secure scheduled payments on bonds issued to fund the transaction.  Amounts drawn under this letter of credit aggregated $3.3 million through December 31, 2006.  The last of the bonds matures in November 2016.  Because the primary source of bond payment funds is revenue from contracts under which timing and amounts of sales are variable, it is not possible to predict future draws.

Accounting for Contingencies—Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. generally accepted accounting principles. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace’s Chapter 11 proceedings. Accruals recorded for such contingencies have been included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at December 31, 2006.

15.                Shareholders’ Equity (Deficit)

Under its Certificate of Incorporation, the Company is authorized to issue 300,000,000 shares of common stock, $0.01 par value. Of the common stock unissued at December 31, 2006, 4,596,881 shares were reserved for issuance pursuant to stock options and other stock incentives. The

Company has not paid a dividend on its common stock since 1998. The Company is not permitted to pay dividends on its common stock while it is in Chapter 11. The Certificate of Incorporation also authorizes 53,000,000 shares of preferred stock, $0.01 par value, none of which has been issued. Of the total, 3,000,000 shares have been designated as Series A Junior Participating Preferred Stock and are reserved for issuance in connection with the Company’s Preferred Stock Purchase Rights (“Rights”). A Right trades together with each outstanding share of common stock and entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock under certain circumstances and subject to certain conditions.  The Rights are not and will not become exercisable unless and until certain events occur, and at no time will the Rights have any voting power.

16.                Earnings (Loss) Per Share

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share.

Earnings (Loss) Per Share (In millions, except per share amounts)	2006	2005	2004
Numerators
Net income (loss)	$18.3	$67.3	$(402.3)
Denominators
Weighted average common shares—basic calculation	67.9	66.8	65.8
Dilutive effect of employee stock options	0.4	0.5	—
Weighted average common shares—diluted calculation	68.3	67.3	65.8
Basic earnings (loss) per share	$0.27	$1.01	$(6.11)
Diluted earnings (loss) per share	$0.27	$1.00	$(6.11)

Stock options that could potentially dilute basic earnings (loss) per share (that were excluded from the computation of diluted earnings (loss) per share because their exercise prices were greater than the average market price of the common shares) averaged approximately 5.3 million in 2006, 6.8 million in 2005, and 8.1 million in 2004.

As a result of the 2004 net loss, approximately 300,000 of employee compensation-related shares issuable under stock options also were excluded from the diluted loss per share calculation because their effect would have been antidilutive.

17.                Stock Incentive Plans

Each stock option granted under the Company’s stock incentive plans has an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Options become exercisable at the time or times determined by the Compensation Committee of the Company’s Board of Directors and may have terms of up to ten years and one month.

The following table sets forth information relating to such options during 2006, 2005 and 2004:

Stock Option Activity	2006
	Number of Shares	Average Exercise Price
Balance at beginning of year	7,093,646	$13.42
Options exercised	(1,992,826)	12.10
Options terminated or cancelled	(503,939)	11.73
Balance at end of year	4,596,881	14.18
Exercisable at end of year	4,596,881	$14.18

	2005
Balance at beginning of year	7,691,580	$12.92
Options exercised	(526,475)	5.92
Options terminated or cancelled	(71,459)	14.19
Balance at end of year	7,093,646	13.42
Exercisable at end of year	7,093,646	$13.42

	2004
Balance at beginning of year	9,582,784	$12.02
Options exercised	(781,657)	5.43
Options terminated or cancelled	(1,109,547)	10.41
Balance at end of year	7,691,580	12.92
Exercisable at end of year	7,691,580	$12.92

Currently outstanding options expire on various dates through September 2011. At December 31, 2006, 4,763,957 shares were available for additional stock option or restricted stock grants.  The following is a summary of stock options outstanding at December 31, 2006:

Stock Options Outstanding
Exercise Price Range	Number Outstanding and Exercisable	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$1 - $8	556,963	5.00	$2.72
$8 - $13	862,142	2.73	12.71
$13 - $18	1,831,176	3.45	14.48
$18 - $21	1,346,600	2.02	19.47
	4,596,881	3.08	14.18

18.                Pension Plans and Other Postretirement Benefits Plans

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

At the December 31, 2006 measurement date for Grace’s defined benefit pension plans (the “Plans”), the projected benefit obligation (“PBO”) was approximately $1,433 million as measured under U.S. generally accepted accounting principles. At December 31, 2006, Grace’s recorded pension liability for underfunded and unfunded plans was $450.7 million ($355.1 million included in liabilities not subject to compromise and $95.6 million related to supplemental pension benefits, included in “liabilities subject to compromise”). The recorded liability reflects 1) the shortfall between dedicated assets and the PBO of underfunded plans ($222.9 million); and 2) the PBO of unfunded pay-as-you-go plans ($227.8 million).

Postretirement Benefits Other Than Pensions—Grace provides postretirement health care and life insurance benefits for retired employees of certain U.S. business units and certain divested units.  The postretirement medical plan provides various levels of benefits to employees hired before 1991 who retire from Grace after age 55 with at least 10 years of service.  These plans are unfunded and Grace pays a portion of the costs of benefits under these plans as they are incurred. Grace applies SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” which requires that the future costs of postretirement health care and life insurance benefits be accrued over the employees’ years of service.

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

Analysis of Plan Accounting and Funded Status—The following table summarizes the changes in benefit obligations and fair values of retirement plan assets during 2006 and 2005:

	Defined Benefit Pension Plans
Change in Financial Status of Retirement Plans	U.S.		Non-U.S.		Total		Other Post- Retirement Plans
(In millions)	2006	2005	2006	2005	2006	2005	2006	2005

Change in Projected Benefit Obligation (PBO)
Benefit obligation at beginning of year	$1,094.2	$1,079.6	$364.3	$360.9	$1,458.5	$1,440.5	$88.6	$115.0
Service cost	16.3	16.4	8.4	6.9	24.7	23.3	0.4	0.5
Interest cost	58.2	57.9	17.8	17.1	76.0	75.0	4.0	4.9
Plan participants’ contributions	—	—	0.7	0.8	0.7	0.8	—	—
Amendments	0.6	2.9	—	—	0.6	2.9	—	—
Curtailments/settlements recognized	—	(0.3)	—	2.3	—	2.0	—	—
Change in discount rates and other assumptions	(32.6)	29.1	(24.9)	30.3	(57.5)	59.4	(6.4)	(19.9)
Benefits paid	(92.6)	(91.4)	(16.2)	(14.7)	(108.8)	(106.1)	(13.9)	(11.9)
Currency exchange translation adjustments	—	—	38.8	(39.3)	38.8	(39.3)	—	—
Benefit obligation at end of year	$1,044.1	$1,094.2	$388.9	$364.3	$1,433.0	$1,458.5	$72.7	$88.6

Change in Plan Assets
Fair value of plan assets at beginning of year	$645.5	$665.7	$237.1	$225.7	$882.6	$891.4	$—	$—
Actual return on plan assets	77.7	36.2	20.4	34.1	98.1	70.3	—	—
Employer contributions	106.6	35.0	14.9	12.7	121.5	47.7	13.9	11.9
Plan participants’ contributions	—	—	0.7	0.8	0.7	0.8	—	—
Benefits paid	(92.6)	(91.4)	(16.2)	(14.7)	(108.8)	(106.1)	(13.9)	(11.9)
Currency exchange translation adjustments	—	—	26.6	(21.5)	26.6	(21.5)	—	—
Fair value of plan assets at end of year	$737.2	$645.5	$283.5	$237.1	$1,020.7	$882.6	$—	$—

Funded status at end of year (PBO basis)	$(306.9)	$(448.7)	$(105.4)	$(127.2)	$(412.3)	$(575.9)	$(72.7)	$(88.6)
Unrecognized net loss	N/A	581.1	N/A	125.7	N/A	706.8	N/A	24.5
Unrecognized prior service cost (credit)	N/A	12.6	N/A	2.2	N/A	14.8	N/A	(37.2)
Net amount recognized	N/A	$145.0	N/A	$0.7	N/A	$145.7	N/A	$(101.3)

Amounts recognized in the Consolidated Balance Sheet consist of:
Noncurrent assets	$2.7	$16.1	$35.7	$105.4	$38.4	$121.5	$—	$—
Current liabilities	(4.7)	—	(5.5)	—	(10.2)	—	(4.7)	—
Noncurrent liabilities	(304.9)	(407.8)	(135.6)	(126.1)	(440.5)	(533.9)	(68.0)	(101.3)
Accumulated other comprehensive loss	—	536.7	—	21.4	—	558.1	N/A	N/A
Net amount recognized	$(306.9)	$145.0	$(105.4)	$0.7	$(412.3)	$145.7	$(72.7)	$(101.3)

Amounts recognized in Accumulated Other Comprehensive Income (Loss) consist of:
Net loss	$500.9	N/A	$102.4	N/A	$603.3	N/A	$17.6	N/A
Prior service cost (credit)	10.8	N/A	1.7	N/A	12.5	N/A	(26.7)	N/A
Net amount recognized	$511.7	N/A	$104.1	N/A	$615.8	N/A	$(9.1)	N/A

Weighted Average Assumptions Used to Determine Benefit Obligations as of December 31
Discount rate	5.75%	5.50%	5.31%	4.66%	NM	NM	5.75%	5.50%
Rate of compensation increase	4.25%	4.25%	3.42%	3.42%	NM	NM	NM	NM

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost (Income) for Years Ended December 31	U.S.
	2007
Discount rate	5.75%	5.50%	5.50%	4.66%	5.11%	NM	NM	5.50%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%	7.21%	7.21%	NM	NM	NM	NM
Rate of compensation increase	4.25%	4.25%	4.25%	3.42%	3.51%	NM	NM	NM	NM

NM – Not meaningful

N/A – Not applicable

Components of Net Periodic	2006			2005			2004
Benefit Cost (Income)		Non-			Non-			Non-
(In millions)	U.S.	U.S.	Other	U.S.	U.S.	Other	U.S.	U.S.	Other
Service cost	$16.3	$8.4	$0.4	$16.4	$6.9	$0.5	$14.1	$6.3	$0.5
Interest cost	58.2	17.8	4.0	57.9	17.1	4.9	59.5	16.4	6.6
Expected return on plan assets	(53.2)	(18.1)	—	(51.1)	(15.5)	—	(50.7)	(14.3)	—
Amortization of prior service cost (credit)	2.5	0.7	(10.5)	5.1	0.7	(12.7)	5.4	0.8	(12.7)
Amortization of net deferred actuarial loss	23.0	8.1	0.4	22.9	8.1	1.6	17.6	6.3	2.6
Net curtailment and settlement loss	—	—	—	1.1	2.3	—	—	0.5	—
Net periodic benefit cost (income)	$46.8	$16.9	$(5.7)	$52.3	$19.6	$(5.7)	$45.9	$16.0	$(3.0)

The estimated aggregate net deferred actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost (income) over the next fiscal year is $27.8 million. The estimated aggregate net deferred actuarial loss and prior service credit for the other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost (income) over the next fiscal year is $(9.1) million.

Funded Status of U.S. Pension Plans	Fully-Funded U.S. (1) Qualified Pension Plans			Underfunded U.S. (1) Qualified Pension Plans			Unfunded U.S. (2) Nonqualified Plans
(In millions)	2006	2005	2004	2006	2005	2004	2006	2005	2004
Projected benefit obligation	$7.4	$3.2	$2.9	$941.1	$999.4	$993.3	$95.6	$91.6	$83.4
Fair value of plan assets	10.1	5.3	4.4	727.1	640.2	661.3	—	—	—
Funded status (PBO basis)	$2.7	$2.1	$1.5	$(214.0)	$(359.2)	$(332.0)	$(95.6)	$(91.6)	$(83.4)
Benefits paid	$(0.3)	$(0.1)	$(0.1)	$(87.2)	$(80.4)	$(69.7)	$(5.1)	$(10.9)	$(4.4)
Discount rate	5.75%	5.50%	5.50%	5.75%	5.50%	5.50%	5.75%	5.50%	5.50%

Funded Status of Non-U.S. Pension Plans	Fully-Funded Non-U.S. (1) Pension Plans			Underfunded Non-U.S. (1) Pension Plans			Unfunded Non-U.S. (2) Pension Plans
(In millions)	2006	2005	2004	2006	2005	2004	2006	2005	2004
Projected benefit obligation	$236.4	$215.5	$210.8	$20.3	$18.3	$15.7	$132.2	$130.5	$134.4
Fair value of plan assets	272.1	227.5	218.4	11.4	9.6	7.3	—	—	—
Funded status (PBO basis)	$35.7	$12.0	$7.6	$(8.9)	$(8.7)	$(8.4)	$(132.2)	$(130.5)	$(134.4)
Benefits paid	$(10.1)	$(8.9)	$(8.9)	$(0.8)	$(0.8)	$(0.7)	$(5.3)	$(5.0)	$(4.8)
Weighted average discount rate	5.30%	4.85%	5.39%	7.46%	7.01%	6.58%	4.99%	4.00%	4.50%

(1)        Plans intended to be advance-funded.

(2)        Plans intended to be pay-as-you-go.

The accumulated benefit obligation for all defined benefit pension plans was approximately $1,341 million and $1,386 million as of December 31, 2006 and 2005, respectively.

Pension Plans with Underfunded or Unfunded Accumulated Benefit Obligation	U.S.		Non-U.S.
(In millions)	2006	2005	2006	2005
Projected benefit obligation	$1,036.6	$1,091.0	$149.0	$146.8
Accumulated benefit obligation	983.2	1,048.0	131.0	132.6
Fair value of plan assets	$727.1	$640.2	$8.4	$8.1

Estimated Expected Future Benefit Payments Reflecting Future Service	Pension Plans			Other Postretirement Plans
and Medicare Subsidy Receipts for the	U.S.		Non-U.S.
Fiscal Year(s) Ending (In millions)	Benefit Payments		Benefit Payments	Benefit Payments	Medicare Subsidy Receipts	Total Payments Net of Subsidy
2007	$92.0	(3)	$17.4	$9.9	$(3.1)	$116.2
2008	71.3		18.9	7.7	(3.3)	94.6
2009	72.0		19.4	7.4	(3.3)	95.5
2010	73.5		20.0	7.3	—	100.8
2011	74.4		21.4	7.2	—	103.0
2012—2016	$394.3		$118.9	$33.1	$—	$546.3

(3)        Excludes $14.5 million of estimated future benefit payments from nonqualified plans that are restricted by the Bankruptcy Court.  Assumes lump sum payments are comparable to levels experienced in 2005 and 2006.

Discount Rate Assumption—The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available. The assumed discount rate is determined at the annual measurement date of December 31 and is subject to change each year based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan.

As of December 31, 2006 and 2005, the United Kingdom pension plan and German pension plans combined represented 87% of the benefit obligation of the non-U.S. pension plans. For 2006 and 2005, the assumed discount rates for these pension plans were selected by the Company, in consultation with its independent actuaries, based on yield curves constructed from a portfolio of Sterling and Euro denominated high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plans. The assumed discount rates for the remaining non-U.S. pension plans were determined based on the nature of the liabilities, local economic environments and available bond indices.

For 2004 and prior years, Grace, in consultation with its independent actuaries, set the assumed discount rates used for the non-U.S. pension plans based on the nature of the liabilities, local economic environments and available bond indices.

Investment Guidelines for Advance-Funded Pension Plans—The target allocation of investment assets for 2007, the actual allocation at December 31, 2006 and 2005, and the expected long-term rate of return by asset category for Grace’s U.S. qualified pension plans are as follows:

U.S. Qualified Pension Plans Asset Category
	Target Allocation	Percentage of Plan Assets December 31,		Weighted-Average Expected Long-Term Rate of Return
	2007	2006	2005	2006
U.S. equity securities	45%	46%	44%	4.46
Non-U.S. equity securities	15%	16%	15%	0.76
Short-term debt securities	10%	11%	14%	0.60
Intermediate-term debt securities	30%	27%	27%	2.18
Total	100%	100%	100%	8.00

The investment goal for the U.S. qualified pension plans, subject to advance funding, is to earn a long-term rate of return consistent with the related cash flow profile of the underlying benefit obligation.

The U.S. qualified pension plans have assets managed by five investment managers under investment guidelines summarized as follows:

•                  For debt securities: single issuers are limited to 5% of the portfolio’s market value (with the exception of U.S. government and agency securities); the average credit quality of the portfolio shall be at least A rated; no more than 20% of the market value of the portfolio shall be invested in non-dollar denominated bonds; and privately placed securities are limited to no more than 50% of the portfolio’s market value.

•                  For U.S. equity securities: the portfolio is entirely passively managed through investment in the Dow Jones Wilshire 5000 index fund, which is invested primarily in equity securities with the objective of approximating as closely as possible the capitalization weighted total rate of return of the entire U.S. market for publicly traded securities.

•                  For non-U.S. equity securities: no individual security shall represent more than 5% of the portfolio’s market value at any time; investment in U.S. common stock securities is prohibited (with the exception of American Depository Receipts) and emerging market securities may represent up to 30% of the total portfolio’s market value. Currency futures and forward contracts may be held for the sole purpose of hedging existing currency risk in the portfolio.

For 2007, the expected long-term rate of return on assets for the U.S. qualified pension plans is 8.0% (also 8.0% in 2006). Average annual returns over one, two, three, five, ten and fifteen-year periods were 12.26%, 9.27%, 9.45%, 7.58%, 7.17%, and 7.97%, respectively. Negative returns across broad categories of U.S. equity securities in 2000, 2001 and 2002 caused lower returns in periods greater than three years.

The expected return on plan assets for the U.S. qualified pension plans is a conservative rate based on a comparison to historical actual returns and benchmark data.  Grace looks at the trailing 20-year and 25-year returns on the plan portfolio under the current target equity to fixed income allocation of 60%/40% to determine a weighted-average rate of return based on historical data.  These results are then compared with historical returns of balanced fund indices, as provided by our independent actuaries.

The balanced fund indices are composites of the S&P 500 and the Lehman Brothers Gov’t/Credit indices.  Grace then evaluates the estimated rates and selects a rate that it believes to be reasonable and conservative, and submits that rate for review by our independent actuaries for reasonableness.

Non-U.S. pension plans accounted for approximately 28% and 27% of total global pension assets at December 31, 2006 and 2005, respectively. Each of these plans, where applicable, follows local requirements and regulations.  Some of the local requirements include the establishment of a local pension committee, a formal statement of investment policy and procedures, and routine valuations by plan actuaries.

The target allocation of investment assets for non-U.S. pension plans varies depending on the investment goals of the individual plans. The plan assets of the United Kingdom pension plan represent approximately 83% of the total non-U.S. pension plan assets at December 31, 2006 and 2005. In determining the expected rate of return for the UK plan, the trustees’ strategic investment policy has been considered together with long-term historical returns and investment community forecasts for each asset class.  The expected return by sector has been combined with the actual asset allocation to determine the expected long-term return assumption of 7.0%.

The target allocation of investment assets for 2007, the actual allocation at December 31, 2006 and 2005, and the expected long-term rate of return by asset category for Grace’s United Kingdom pension plan are as follows:

United Kingdom Pension Plans	Target Allocation	Percentage of Plan Assets December 31,		Weighted-Average Expected Long-Term Rate of Return
Asset Category	2007	2006	2005	2006
U.K. equity securities	30%	30%	30%	2.55
Non-U.K. equity securities	20%	20%	21%	2.00
U.K. gilts	20%	20%	20%	0.90
U.K. corporate bonds	30%	30%	29%	1.55
Total	100%	100%	100%	7.00

The plan assets of the Canadian pension plans represent approximately 6% of the total non-U.S. pension plan assets at December 31, 2006 and 2005. The target allocation of investment assets for 2007, the actual allocation at December 31, 2006 and 2005, and the expected long-term rate of return by asset category for Grace’s Canadian pension plans are as follows:

Canadian Pension Plans	Target Allocation	Percentage of Plan Assets December 31,		Weighted-Average Expected Long-Term Rate of Return
Asset Category	2007	2006	2005	2006
Equity securities	55%	55%	59%	5.50
Bonds	45%	45%	41%	2.50
Total	100%	100%	100%	8.00

The plan assets of the other country plans represent approximately 11% in the aggregate (with no country representing more than 3% individually) of total non-U.S. pension plan assets at December 31, 2006 and 2005.

Plan Contributions and Funding—Subject to any required approval of the Bankruptcy Court, Grace intends to satisfy its obligations under the Plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974.  On June 16, 2006, Grace obtained Bankruptcy Court approval to fund minimum required payments under the Plans of approximately $92 million for the period from July 2006 through January 2007.  These estimated payments reflect the impact of the Pension Protection Act of 2006, which extended the interest rates required under the Pension Funding Equity Act of 2004 for plan years commencing in 2006 and 2007. In that regard, Grace contributed approximately $20 million in July 2006, approximately $45 million in September 2006, approximately $6 million in October 2006, and approximately $16 million in January 2007, to the trusts that hold assets of the Plans.  However, there can be no assurance that the Bankruptcy Court will continue to approve arrangements to satisfy the funding needs of the Plans. Based on the Plans’ status as of December 31, 2006, Grace’s ERISA obligations for 2007, 2008, and 2009 would be approximately $93 million, $63 million, and $24 million, respectively.  (The 2008 and 2009 obligations do not reflect the impact of the changes required by the Pension Protection Act of 2006 that are effective beginning in 2008.)

Contributions to non-U.S. pension plans are not subject to Bankruptcy Court approval and Grace intends to fund such plans based on applicable legal requirements, and actuarial and trustee recommendations. Grace expects to contribute approximately $16 million to its non-U.S. pension plans and approximately $10 million (excluding any Medicare subsidy receipts) to its other postretirement plans in 2007.

Grace plans to pay benefits as they become due under virtually all pay-as-you-go plans and to maintain compliance with federal funding laws for its U.S. qualified pension plans.

19.       Operating Segment Information

Grace is a global producer of specialty chemicals and materials. It generates revenues from two operating segments: Grace Davison, which includes silica- and alumina-based catalysts and materials used in a wide range of industrial applications; and Grace Performance Chemicals, which includes specialty chemicals and materials used in commercial and residential construction and in rigid food and beverage packaging. Intersegment sales, eliminated in consolidation, are not material.  The table below presents information related to Grace’s operating segments for the years ended December 31, 2006, 2005, and 2004. Only those corporate expenses directly related to the operating segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

Operating Segment Data (In millions)	2006	2005	2004
Net Sales
Grace Davison	$1,500.6	$1,370.2	$1,192.2
Grace Performance Chemicals	1,325.9	1,199.3	1,067.7
Total	$2,826.5	$2,569.5	$2,259.9

Pre-tax Operating Income
Grace Davison	$171.9	$157.1	$148.2
Grace Performance Chemicals	175.7	151.1	131.8
Corporate	(107.4)	(106.7)	(100.7)
Total	$240.2	$201.5	$179.3

Depreciation and Amortization
Grace Davison	$73.9	$76.0	$74.6
Grace Performance Chemicals	38.4	40.6	38.5
Corporate	1.2	4.3	2.2
Total	$113.5	$120.9	$115.3

Capital Expenditures
Grace Davison	$63.4	$48.8	$43.4
Grace Performance Chemicals	46.2	38.3	30.2
Corporate	9.6	6.9	1.7
Total	$119.2	$94.0	$75.3

Total Assets
Grace Davison	$899.2	$869.0	$890.9
Grace Performance Chemicals	694.8	665.6	674.5
Corporate	2,043.4	2,004.0	1,983.6
Total	$3,637.4	$3,538.6	$3,549.0

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

The following table presents information related to the geographic areas in which Grace operated in 2006, 2005 and 2004.  Sales are attributed to geographic areas based on customer location.

Geographic Area Data (In millions)	2006	2005	2004
Net Sales
United States	$1,032.3	$945.4	$873.2
Canada and Puerto Rico	126.5	141.7	105.8
Total North America	1,158.8	1,087.1	979.0
Germany	138.1	121.0	111.6
Europe, other than Germany	932.9	815.1	704.1
Total Europe	1,071.0	936.1	815.7
Asia Pacific	443.2	403.2	349.2
Latin America	153.5	143.1	116.0
Total	$2,826.5	$2,569.5	$2,259.9
Properties and Equipment, net
United States	$400.2	$384.1	$395.1
Canada and Puerto Rico	18.7	19.8	19.9
Total North America	418.9	403.9	415.0
Germany	116.2	105.0	126.6
Europe, other than Germany	70.5	66.6	80.3
Total Europe	186.7	171.6	206.9
Asia Pacific	44.1	43.8	49.4
Latin America	14.8	13.6	12.3
Total	$664.5	$632.9	$683.6
Goodwill and Other Assets
United States	$133.2	$153.5	$116.7
Canada and Puerto Rico	10.3	17.9	18.3
Total North America	143.5	171.4	135.0
Germany	42.9	41.2	50.2
Europe, other than Germany	74.4	136.3	154.1
Total Europe	117.3	177.5	204.3
Asia Pacific	10.2	10.8	10.6
Latin America	15.4	15.8	13.4
Total	$286.4	$375.5	$363.3

Cash value of life insurance policies, net of policy loans and asbestos-related insurance are held entirely in the U.S.

The pre-tax operating income for Grace’s operating segments for the years ended December 31, 2006, 2005 and 2004 is reconciled below to income (loss) before income taxes and minority interest presented in the accompanying Consolidated Statements of Operations.

Reconciliation of Operating Segment Data to Financial Statements (In millions)	2006	2005	2004
Pre-tax operating income—core operations	$240.2	$201.5	$179.3
Minority interest in consolidated entities	34.4	21.1	8.7
Chapter 11 expenses, net of interest income	(49.9)	(30.9)	(18.0)
Net gain (loss) on sale of investments and disposal of assets	0.6	(0.7)	(0.8)
Provision for environmental remediation	(30.0)	(25.0)	(21.6)
Provision for asbestos-related litigation, net	—	—	(476.6)
Net gain from litigation settlement	—	—	51.2
Interest expense and related financing costs	(73.2)	(55.3)	(111.1)
Other, net	(61.3)	(1.0)	(6.2)
Income (loss) before income taxes and minority interest	$60.8	$109.7	$(395.1)

Minority interest primarily pertains to Advanced Refining Technologies LLC, a joint venture between Grace and Chevron Products Company where Grace has a 55% economic interest.

20.   Minority Interest in Consolidated Entities

Within both Grace Davison and Grace Performance Chemicals, Grace conducts certain business activities in various countries through joint ventures with unaffiliated third parties.  The following table presents summary financial statistics for Grace’s combined businesses subject to profit sharing:

	Year Ended December 31,
(In millions)	2006	2005	2004
Sales	$397.9	$341.7	$225.6
Income before taxes	79.1	49.3	22.3
Net income	77.9	47.5	19.9
Minority interests in net income	34.4	21.1	8.7

Cash	65.5	15.0	8.6
Other current assets	136.7	119.9	87.1
Total assets	212.4	146.3	107.9
Total liabilities	66.9	61.5	67.2
Shareholders’ equity	145.5	84.8	40.7
Minority interests in shareholders’ equity	65.0	36.4	15.4

21.   Quarterly Summary and Statistical Information (Unaudited)

Quarterly Summary and Statistical Information (Unaudited)

(In millions, except per share)	March 31	June 30(1)	September 30	December 31
2006
Net sales	$658.6	$729.1	$741.4	$697.4
Cost of goods sold	438.0	470.2	483.8	453.0
Net income (loss)	0.1	(5.2)	18.4	5.0

Net income (loss) per share: (2)
Basic earnings (loss) per share:
Net income (loss)	$0.00	$(0.08)	$0.27	$0.07
Diluted earnings (loss) per share:
Net income (loss)	0.00	(0.08)	0.27	0.07

Market price of common stock: (3)
High	$13.85	$17.49	$13.26	$20.35
Low	9.15	10.69	8.12	12.19
Close	13.30	11.70	13.26	19.80

	March 31	June 30	September 30	December 31(1)
2005
Net sales	$603.2	$676.5	$653.4	$636.4
Cost of goods sold	392.7	439.7	426.0	431.4
Net income (loss)	3.1	32.7	32.1	(0.6)

Net income (loss) per share: (2)
Basic earnings (loss) per share:
Net income (loss)	$0.05	$0.49	$0.48	$(0.01)
Diluted earnings (loss) per share:
Net income (loss)	0.05	0.49	0.48	(0.01)

Market price of common stock: (3)
High	$13.79	$11.59	$11.72	$10.47
Low	8.49	7.11	7.32	6.75
Close	8.52	7.79	8.95	9.40

(1)     Second quarter 2006 net loss includes a provision for environmental remediation of $30.0 million and fourth quarter 2005 net loss contains a provision for environmental remediation of $25.0 million.

(2)     Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.

(3)     Principal market: New York Stock Exchange.

Financial Summary (1)

(In millions, except per share amounts)	2006	2005	2004	2003	2002
Statement of Operations
Net sales	$2,826.5	$2,569.5	$2,259.9	$1,980.5	$1,819.7
Income (loss) from continuing operations before income taxes and minority interest (2)	60.8	109.7	(395.1)	(68.7)	62.3
Minority interest in consolidated entities	(34.4)	(21.1)	(8.7)	1.2	(2.2)
Net income (loss) (2)	18.3	67.3	(402.3)	(55.2)	22.1
Financial Position
Cash and cash equivalents	$536.3	$474.7	$510.4	$309.2	$283.6
Properties and equipment, net	664.5	632.9	683.6	688.8	622.2
Total assets	3,637.4	3,538.6	3,553.1	2,882.3	2,700.7
Total liabilities	4,187.2	4,133.9	4,174.9	3,046.1	2,922.9
Liabilities subject to compromise (a subset of total liabilities)	3,221.6	3,155.1	3,207.7	2,452.3	2,334.7
Shareholders’ equity (deficit)	(549.8)	(595.3)	(621.8)	(163.8)	(222.2)
Cash Flow
Operating activities	$152.7	$67.3	$325.4	$111.7	$194.6
Investing activities	(129.4)	(77.9)	(138.0)	(110.0)	(109.8)
Financing activities	21.9	(10.1)	(0.7)	(4.7)	(9.2)
Net cash flow	61.6	(35.7)	201.2	25.6	91.7
Data Per Common Share (Diluted)
Net income (loss) (2)	$0.27	$1.00	$(6.11)	$(0.84)	$0.34
Average common diluted shares outstanding (thousands)	68,300	67,300	65,800	65,500	65,500
Other Statistics
Capital expenditures	$119.2	$94.0	$75.3	$87.3	$90.2
Common stock price range	$8.12-20.35	$6.75-13.79	$2.51-14.95	$1.48-5.52	$0.99-3.75
Common shareholders of record	9,522	9,883	10,275	10,734	11,187
Number of employees (approximately)	6,500	6,400	6,500	6,300	6,400

(1)        Certain prior-year amounts have been reclassified to conform to the 2006 presentation.

(2)        Amounts in 2006 and 2005 contain provisions for environmental remediation of $30.0 million and $25.0 million, respectively. Amounts in 2004 reflect the following adjustments:  a $714.8 million pre-tax charge to increase Grace’s recorded asbestos-related liability to the maximum amount permitted as a condition precedent under Grace’s Plan of Reorganization (the “Plan”); a pre-tax credit for expected insurance recovery related to asbestos liabilities of $238.2 million; a $94.1 million pre-tax charge to increase the interest to which general unsecured creditors would be entitled under the Plan; a $151.7 million pre-tax credit for net income tax benefits related to the above items; and an $82.0 million tax liability on the expected taxable distributions from foreign subsidiaries to fund the Plan.  Amounts in 2003 contain a provision for environmental remediation of $142.5 million and a provision for asbestos-related claims of $30.0 million. Amounts in 2002 contain a provision for environmental remediation of $70.7 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Summary for December 31, 2006

Following is a summary analysis of key financial measures of our performance for the year ended December 31, 2006 compared with the prior year.

•                  Sales for the year ended December 31, 2006 were $2,826.5 million compared with $2,569.5 million for the prior year, a 10.0% increase (9.9% before the effects of currency translation).  The increase was attributable to added sales volume in all geographic regions and higher selling prices in response to cost inflation.

•                  Net results for each period has been primarily affected by: 1) the performance of our businesses—which is categorized as “core operations”; and 2) the impact of legal contingencies and other nonoperating liabilities—which is categorized as “noncore activities.”

•                  Net income for 2006 was $18.3 million compared with net income in 2005 of $67.3 million. The lower net income in 2006 was principally caused by a $32.7 million increase in defense costs for the criminal proceeding related to our former vermiculite mining operations in Montana, and a $19.0 million increase in Chapter 11-related expenses.

•                  Pre-tax income from core operations was $240.2 million for the year, a 19.2% increase over 2005, primarily attributable to higher sales volume in all geographic regions, higher selling prices to offset cost inflation, and lower overall pension costs.

•                  Pre-tax operating income of our Grace Performance Chemicals operating segment was $175.7 million compared with $151.1 million for the prior year, a 16.3% increase, with operating margin increasing 0.7 basis points to 13.3%. The increase in operating income and margin reflects higher sales volume globally, price increases, and positive results from productivity and cost containment initiatives, partially offset by raw material inflation.

•                  Pre-tax operating income of our Grace Davison operating segment was $171.9 million compared with $157.1 million for the prior year, a 9.4% increase, with operating margins of 11.5%, equal with last year. The increase in operating income reflects higher volume and selling prices in most geographic regions and product groups, which partially offset increases in the cost of certain raw materials and energy. Other positive factors include the containment of fixed operating costs as a percentage of sales and the recovery from the hurricanes in the Gulf of Mexico in the latter half of 2005.

•                  Operating cash flow for 2006 was $152.7 million, compared with $67.3 million for 2005. The change in cash flow from operating activities is principally attributable to improved core operating results and better working capital management. Other major factors affecting the change include the non-recurring payment of $119.7 million to settle tax and environmental contingencies in 2005 and an increase in 2006 of $73.8 million to fund defined benefit pension arrangements.

•                  Pre-tax loss from noncore activities was $(97.7) million and $(30.3) million for the years ended December 31, 2006 and 2005, respectively.  These noncore losses are principally due to revised estimates of environmental remediation costs ($30.0 million in 2006 and $25.0 million in 2005) and significant legal defense costs ($52.7 million in 2006 and $20.0 million in 2005 included in selling, general and administrative expenses in the Consolidated Statements of Operations), both related to issues arising from our former vermiculite mining operations in Montana.

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

We present the net costs of our reorganization under Chapter 11 of the U.S. Bankruptcy Code as “Chapter 11 expenses, net of interest income,” a separate caption in our Consolidated Statements of Operations. Chapter 11 expenses are not included in the measures of income from core operations or income (loss) from noncore operations.

Description of Core Business

We are engaged in specialty chemicals and specialty materials businesses on a worldwide basis through two operating segments:

Grace Davison includes:

•                  Catalysts and chemical additives used by petroleum refiners, including fluid catalytic cracking, or FCC, catalysts, that help to “crack” the hydrocarbon chain in distilled crude oil to produce transportation fuels and other petroleum-based products, and FCC additives used to reduce sulfur in gasoline, maximize propylene production from refinery FCC units, and reduce emissions of sulfur oxides, nitrogen oxides and carbon monoxide from refinery FCC units;

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

•                  digital media coatings for ink jet papers; and

•                  Silica- and polymer-based materials and chromatography columns, instruments, consumables and accessories used in life and analytical sciences applications.

We conduct our hydroprocessing catalyst business through Advanced Refining Technologies, LLC (“ART”), our joint venture with Chevron Products Company (“Chevron”).  We report 100% of the revenues of the ART joint venture, but only receive 55% of the income after minority interest is allocated to Chevron.

Key external factors for our FCC catalysts and hydroprocessing catalysts are the economics of the petroleum refining industry, specifically the impacts of demand for transportation fuels and petrochemical products, and crude oil supply.  FCC catalysts are consumed at a relatively steady rate and replaced regularly, while hydroprocessing catalysts are consumed over a period of years and replaced in an irregular pattern.

Sales of our other three Grace Davison product groups are affected by general economic conditions including the underlying growth rate of targeted end-use applications.

Grace Performance Chemicals includes:

•                  Specialty chemicals and materials, including concrete admixtures and fibers used to improve the durability and working properties of concrete, additives used in cement processing to improve energy efficiency, enhance the characteristics of finished cement and improve ease of use, building materials used in commercial and residential construction and renovation to protect buildings from water, vapor and air penetration, and fireproofing materials used to protect buildings in the event of fire; and

•                  Darex® packaging products and technologies, primarily specialty sealants and coatings used in rigid food and beverage packages, including can and closure sealants used to seal and enhance the shelf life of can and bottle contents, and coatings for cans and closures that prevent metal corrosion, protect package contents from the influence of metal and ensure proper adhesion of sealing compounds.

Construction products sales are primarily impacted by global non-residential construction activity and U.S. residential construction activity.

Our packaging technologies sales are affected by regional economic conditions as well as an ongoing shift in demand away from metal containers to plastic packaging for foods and beverages. This shift has caused a decline in can sealant usage over recent years, but provides opportunities for increased sales of closure sealants, coatings and other products for plastic packaging.

Global scope—We operate our business on a global scale with approximately 63% of our revenue (see table below) and over 50% of our operating properties outside the United States. We conduct business in more than 40 countries and in more than 20 currencies. We manage our operating segments on a global basis, to serve global markets.  Currency fluctuations in relation to the U.S. dollar affect our reported earnings, net assets and cash flows.

The table below shows the sales in each of our operating segments, and domestic and international sales, as a percentage of our total sales.

Percentage of Total Grace Sales	2006	2005	2004

Grace Davison	53.1%	53.3%	52.8%
Grace Performance Chemicals	46.9%	46.7%	47.2%
Total	100.0%	100.0%	100.0%
Grace U.S.	36.5%	36.8%	38.6%
Grace non-U.S.	63.5%	63.2%	61.4%
Total	100.0%	100.0%	100.0%

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

Summary Financial Information and Metrics

Set forth on the following page is a chart that lists our key operating statistics, and dollar and percentage changes for the years ended December 31, 2006, 2005 and 2004. Please refer to this Analysis of Continuing Operations chart when reading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Pre-tax income from core operations has material limitations as an operating performance measure because it excludes income and expenses that comprise our noncore activities, which include, among other things, provisions for asbestos-related litigation and environmental remediation, income from insurance settlements, and legal defense costs, all of which have been material components of our net income (loss). Pre-tax income from core operations before depreciation and amortization also has material limitations as an operating performance measure since it excludes the impact of depreciation and amortization expense.  Our business is substantially dependent on the successful deployment of our capital assets; therefore, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. We compensate for the limitations of these measurements by using these indicators together with net income (loss) as measured under U.S. generally accepted accounting principles to present a complete analysis of our results of operations.  You should evaluate pre-tax income from core operations and pre-tax income from core operations before depreciation and amortization in conjunction with net income (loss) for a more complete analysis of our financial results.

Analysis of Continuing Operations (In millions)	2006	2005	$ Change Fav (Unfav)	% Change Fav (Unfav)	2004	$ Change Fav (Unfav)	% Change Fav (Unfav)
Net sales:
Grace Davison	$1,500.6	$1,370.2	$130.4	9.5%	$1,192.2	$178.0	14.9%
Grace Performance Chemicals	1,325.9	1,199.3	126.6	10.6%	1,067.7	131.6	12.3%
Total Grace net sales	$2,826.5	$2,569.5	$257.0	10.0%	$2,259.9	$309.6	13.7%
Pre-tax operating income:
Grace Davison(1)	$171.9	$157.1	$14.8	9.4%	$148.2	$8.9	6.0%
Grace Performance Chemicals(2)	175.7	151.1	24.6	16.3%	131.8	19.3	14.6%
Corporate costs:
Support functions	(46.3)	(41.4)	(4.9)	(11.8%)	(33.4)	(8.0)	(24.0%)
Pension, performance-related compensation, and other	(61.1)	(65.3)	4.2	6.4%	(67.3)	2.0	3.0%
Total Corporate costs	(107.4)	(106.7)	(0.7)	(0.7%)	(100.7)	(6.0)	(6.0%)
Pre-tax income from core operations	240.2	201.5	38.7	19.2%	179.3	22.2	12.4%
Pre-tax income (loss) from noncore activities	(97.7)	(30.3)	(67.4)	NM	(457.1)	426.8	93.4%
Interest expense	(73.2)	(55.3)	(17.9)	(32.4%)	(111.1)	55.8	50.2%
Interest income	7.0	3.6	3.4	94.4%	3.1	0.5	16.1%
Income (loss) before Chapter 11 expenses and income taxes	76.3	119.5	(43.2)	(36.2%)	(385.8)	505.3	131.0%
Chapter 11 expenses, net of interest income	(49.9)	(30.9)	(19.0)	(61.5%)	(18.0)	(12.9)	(71.7%)
Benefit from (provision for) income taxes	(8.1)	(21.3)	13.2	62.0%	1.5	(22.8)	NM
Net income (loss)	$18.3	$67.3	$(49.0)	(72.8%)	$(402.3)	$469.6	116.7%
Key Financial Measures:
Pre-tax income from core operations as a percentage of sales:
Grace Davison	11.5%	11.5%	NM	0.0 pts	12.4%	NM	(0.9) pts
Grace Performance Chemicals	13.3%	12.6%	NM	0.7 pts	12.3%	NM	0.3 pts
Total Core Operations	8.5%	7.8%	NM	0.7 pts	7.9%	NM	(0.1) pts
Total Core Operations adjusted for profit sharing of joint ventures(3)	9.7%	8.7%	NM	1.0 pts	8.3%	NM	0.4 pts
Pre-tax income from core operations before depreciation and amortization	$353.7	$322.4	$31.3	9.7%	$294.6	$27.8	9.4%
As a percentage of sales	12.5%	12.5%	NM	0.0 pts	13.0%	NM	(0.5) pts
Depreciation and amortization	$113.5	$120.9	$7.4	6.1%	$115.3	$(5.6)	(4.9%)
Gross profit percentage (sales less cost of goods sold as a percent of sales) (4):
Grace Davison	30.1%	28.8%	NM	1.3 pts	30.7%	NM	(1.9) pts
Grace Performance Chemicals	34.4%	34.0%	NM	0.4 pts	35.5%	NM	(1.5) pts
Total Grace	31.9%	31.0%	NM	0.9 pts	33.0%	NM	(2.0) pts
Net Consolidated Sales by Region:
North America	$1,158.8	$1,087.1	$71.7	6.6%	$979.0	$108.1	11.0%
Europe	1,071.0	936.1	134.9	14.4%	815.7	120.4	14.8%
Asia Pacific	443.2	403.2	40.0	9.9%	349.2	54.0	15.5%
Latin America	153.5	143.1	10.4	7.3%	116.0	27.1	23.4%
Total	$2,826.5	$2,569.5	$257.0	10.0%	$2,259.9	$309.6	13.7%

NM = Not meaningful

(1)      Grace Davison pre-tax operating income includes minority interest related to the Advanced Refining Technologies joint venture.

(2)      Grace Performance Chemicals pre-tax operating income includes minority interests related to consolidated joint ventures.

(3)      Reflects the add-back of minority interests in consolidated entities.

(4)      Includes depreciation and amortization related to manufacturing of products.

Grace Overview

The following is an overview of our financial performance for the years ended December 31, 2006, 2005 and 2004.

Net Sales—The following table identifies the year-over-year increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation.

Net Sales Variance Analysis	2006 as a Percentage Increase (Decrease) from 2005
			Currency
	Volume	Price/Mix	Translation	Total

Grace Davison	6.5%	3.0%	0.0%	9.5%
Grace Performance Chemicals	6.9%	3.5%	0.2%	10.6%
Net sales	6.7%	3.2%	0.1%	10.0%
By Region:
North America	4.0%	2.3%	0.3%	6.6%
Europe	10.1%	4.8%	(0.5%)	14.4%
Asia Pacific	7.6%	1.8%	0.5%	9.9%
Latin America	3.1%	2.5%	1.7%	7.3%

	2005 as a Percentage Increase (Decrease) from 2004
			Currency
	Volume	Price/Mix	Translation	Total
Grace Davison	3.9%	10.3%	0.7%	14.9%
Grace Performance Chemicals	8.0%	3.1%	1.2%	12.3%
Net sales	5.8%	7.0%	0.9%	13.7%
By Region:
North America	3.0%	7.8%	0.2%	11.0%
Europe	8.0%	5.6%	1.2%	14.8%
Asia Pacific	5.8%	8.4%	1.3%	15.5%
Latin America	14.3%	5.7%	3.4%	23.4%

Sales for 2006 were favorably impacted by higher volume, selling price increases and product mix.  Acquisitions contributed $13.2 million or 0.5 percentage points of the sales growth.

Sales for 2005 were favorably impacted by higher volume, product mix, price increases, and favorable currency translation from a weaker U.S. dollar. Acquisitions contributed $42.5 million or 1.9 percentage points of the sales growth.

Sales from non-U.S. operations were not materially impacted by foreign currency translation in 2006 and 2005.

Grace Net Sales

($ in millions)

Pre-tax Income from Core Operations—Operating profit for 2006 improved over 2005 due to sales volume growth, selling price increases, and the negative effects of the hurricanes in the Gulf of Mexico in 2005, partially offset by raw material cost inflation.

Corporate costs include corporate functional costs (such as financial and legal services, human resources, communications and information technology), the cost of corporate governance (including directors and officers liability insurance) and pension costs related to both corporate employees and to the effects of changes in assets and liabilities for all of our pension plans.  Corporate costs for the year ended December 31, 2006 increased compared with 2005 primarily due to increased functional costs required to support business and corporate initiatives.

We value our U.S. inventories under the last-in/first- out method, or LIFO, and our non-U.S. inventories under the first-in/first-out, or FIFO, method. LIFO was selected in 1974 for U.S. financial reporting and tax purposes because it generally results in a better matching of current revenue with current costs during periods of inflation. We have not elected LIFO for our non-U.S. inventories due to statutory restrictions. However, if we valued our U.S. inventories using the FIFO method, consistent with our non-U.S. subsidiaries, our pre-tax income from core operations would have been approximately 6.2% lower for 2006 and 6.7% higher for 2005. The significant change in inventory valuations between FIFO and LIFO relates primarily to the price volatility, over the past several quarters, of commodity metals and natural gas used in Grace Davison products and production processes.  We attempt to mitigate price volatility through hedging techniques such as layering our required supply under fixed delivery contracts, entering into commodity option and swap contracts with suppliers and financial institutions, and by negotiating sales contracts that permit the partial pass-through of market price increases for these volatile commodity items.

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

Grace

Operating Income and Margin

($ in millions)

Pre-tax Income (Loss) from Noncore Activities—Pre-tax income (loss) from noncore activities reflects financial matters unrelated to our core operations.  This category of costs and income is expected to be volatile as potentially material items are addressed through our Chapter 11 proceedings and/or as the financial implications of our legal contingencies become apparent. Some noncore activities are shown as separate items on the Consolidated Statement of Operations.  Those not separately listed are primarily included in selling, general and administrative expenses and in other (income) expense. The following table shows the components of noncore activities, and the captions in which each component is presented in the Consolidated Statements of Operations:

(In millions)	2006	2005	2004
Provision for environmental remediation—vermiculite	$(29.4)	$(22.3)	$(20.0)
Provision for environmental remediation—other sites	(0.6)	(2.7)	(1.6)
Total provision for environmental remediation	$(30.0)	$(25.0)	$(21.6)
Insurance settlements—environmental and asbestos-related	12.5	44.5	11.1
COLI income, net	4.1	3.5	3.0
Translation effects—intercompany loan	23.1	(35.9)	29.3
Value of currency contracts	(21.5)	35.7	(39.5)
Net gain from litigation settlement	—	—	51.2
Net gain on sale of real estate	3.9	—	—
Other	—	2.4	2.8
Total other (income) expense, net	$22.1	$50.2	$57.9
D&O insurance cost—portion related to Chapter 11	(6.1)	(5.7)	(6.8)
Asbestos administration	(11.6)	(9.9)	(0.7)
Postretirement benefit costs—divested businesses	3.5	3.0	1.0
Stock appreciation rights	(2.9)	—	—
Legal defense costs	(53.4)	(22.0)	—
Other	(7.9)	(8.4)	0.3
Total selling, general and administrative expenses	$(78.4)	$(43.0)	$(6.2)
Net pension costs—divested businesses	(11.4)	(12.5)	(10.6)
Total net pension expense	$(11.4)	$(12.5)	$(10.6)
Provision for asbestos-related litigation, net	—	—	(476.6)
Total provision for asbestos-related litigation, net of insurance	$—	$—	$(476.6)
Total pre-tax income (loss) from noncore activities	$(97.7)	$(30.3)	$(457.1)

The change in the pre-tax loss from noncore activities from 2005 to 2006 is attributable primarily to:

•                  An increase in legal defense costs of $31.4 million, primarily related to the Montana legal proceeding (see Note 14 to the Consolidated Financial Statements for more information), and

•                  $44.5 million received from insurance carriers in 2005 with respect to coverage for past environmental remediation costs and asbestos-related liability under liquidation arrangements or dispute settlements, as compared with $12.5 million in 2006.

The change in the pre-tax loss from noncore activities from 2004 to 2005 is attributable primarily to:

•                  A pre-tax charge of $714.8 million ($476.6 million net of estimated insurance proceeds) in 2004 to increase our recorded asbestos-related liability (see Note 3 to the Consolidated Financial Statements for more information), and

•                  A net gain of $51.2 million in 2004 from the settlement of litigation under an agreement with Honeywell International, Inc. related to environmental contamination of a non-operating parcel of land.

In March 2004, we began accounting for currency fluctuations on a €293 million intercompany loan between our subsidiaries in the United States and Germany as a component of operating results instead of as a component of other comprehensive income. This change was prompted by an analysis of new tax laws in Germany and our cash flow planning in connection with our Chapter 11 reorganization, which together indicated that we should no longer consider this loan as part of our permanent capital structure in Germany. In May 2004, we entered into a series of foreign currency forward contracts with a U.S. bank to mitigate future currency fluctuations on the remaining loan balance. Contract amounts of €200.7 million were extended in June 2005 at varying rates and have terms that coincide with loan repayments due periodically through December 2008.  As part of the contract extension, we were required to pay a settlement premium of $9.3 million to the bank. We expect to recover this settlement premium over time as the contracts are settled at rates greater than the initial rates in the May 2004 foreign currency forward contracts.  We repaid €65.9 million of loan principal in 2006.  We made no loan repayments in 2005.  We recognized a $21.5 million contract loss and a $35.7 million contract gain in 2006 and 2005, respectively, offset by a foreign currency gain of $23.1 million in 2006 and a foreign currency loss of $35.9 million in 2005.

Chapter 11 Expenses—Although we are unable to measure precisely the impact of the Chapter 11 proceedings on our overall financial performance, we incur significant added costs that are directly attributable to operating in Chapter 11. Net Chapter 11 expenses consist primarily of legal, financial and consulting fees that we, the three creditors’ committees, the equity committee and the representative of future asbestos claimants, incur, reduced by interest income earned on cash and cash equivalents held by our entities subject to Chapter 11. We pay for the costs of all committees, and the committees’ advisors.  These costs fluctuate with the activity in our Chapter 11 proceedings.

Our pre-tax income from core operations included expenses for Chapter 11-related compensation charges of $21.9 million, $17.5 million, and $28.9 million for the years ended December 31, 2006, 2005, and 2004, respectively.  Because of the uncertain outcome of the Chapter 11 proceeding and the volatility and speculative nature of Grace common stock, we changed our long-term incentive compensation from an equity-based to a cash-based program.

We incur numerous other indirect costs to manage the Chapter 11 proceedings such as: management time devoted to Chapter 11 matters; added cost of debt capital; added costs of general business insurance, including D&O liability insurance premiums; and lost business and acquisition opportunities due to the complexities and restrictions of operating under Chapter 11.

Interest Expense—Interest expense increased in 2006 compared to 2005 due to a change in the rate of interest on prepetition bank debt as noted below.  The plan of reorganization states that each holder of an allowed general unsecured claim shall be paid in full, plus post-petition interest. Post-petition interest shall accrue through the date of payment as follows:

•                  For the holders of pre-petition bank credit facilities, beginning January 1, 2006, we agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rate for 2006 was 7.96%.  From April 2, 2001, the voluntary bankruptcy filing date, through December 31, 2005, we accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly.

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

The effective interest rates for 2006, 2005 and 2004 were 6.7%, 5.2% and 5.0%, respectively.  Such interest, which under the plan of reorganization is payable 85% in cash and 15% in Grace common stock, will not be paid until the plan of reorganization is confirmed and funded.

Income Taxes—Income tax benefit (provision) at the federal corporate rate of 35% for the years ended December 31, 2006, 2005, and 2004 was $(9.2) million, $(31.0) million, and $141.3 million, respectively. Our recorded tax provision of $(8.1) million for 2006 reflects a net reduction from the statutory tax benefit due to (1) recognition of tax benefits by a non-U.S. subsidiary prompted by published final guidance on the deductibility of certain expenses, (2) a final settlement offer issued by the IRS,  (3) a favorable reassessment regarding the recoverability of recorded tax assets and (4) an increase in the tax provision related to future repatriation of earnings from foreign subsidiaries.  In 2005, our recorded tax provision of $(21.3) million reflected a reduction from the statutory tax benefit due to (1) a favorable reassessment of certain tax contingencies, and (2) a release of the valuation allowance in a non-U.S. subsidiary prompted by a favorable law change.

As part of our evaluation and planning for the funding requirements of the plan of reorganization, we have concluded that the financing of the plan of reorganization will likely involve cash and financing from non-U.S. subsidiaries. We anticipate that approximately $680 million will be sourced in this manner. Approximately $190 million can be repatriated by way of intercompany debt repayments and the remaining $490 million by way of taxable dividends and return of capital.  Accordingly, we recorded a deferred tax liability to recognize the expected taxable elements of financing our plan of reorganization, $42 million of which was provided in 2006. We have not provided for U.S. federal, state, local and foreign deferred income taxes on approximately $220 million of undistributed earnings of foreign subsidiaries that we expect will be retained indefinitely by such subsidiaries for reinvestment.

We also have significant deferred tax assets primarily associated with asbestos and environmental liabilities that would reduce taxable income in future periods as such liabilities are funded, and net operating loss and tax credit carryforwards. In addition, we have deferred tax liabilities resulting primarily from deferred income, plant and equipment, and pension assets that may result in taxable amounts in future periods. Valuation allowances have been established and are maintained for certain deferred tax assets that exceeded our analysis of the amounts reasonably expected to be realized in the future. We reduced our valuation allowance related to future U.S. Federal income tax deductions in its entirety ($48 million) as a result of our current forecasts of future U.S. taxable income.

Because of our current and future state tax profile and more restrictive laws governing utilization of tax loss carryforwards, we maintain a full valuation allowance against the benefit of future state income tax deductions and loss carryforwards.   The valuation allowances relating to foreign loss carryfowards decreased by $5.7 million in 2006 as a result of utilization or expiration.

The net decrease in the valuation allowance brings our total valuation allowance to $185.2 million on net tax assets of $885.9 million.  The total valuation allowance covers (1) state tax deductions with a tax value of approximately $146.9 million, which we do not expect to realize in reduced taxes due to timing limitations, (2) foreign loss carryforwards with a tax value of $16.6 million, which we do not expect to be able to use during the relevant carryforward periods, and (3) $21.7 million related to federal deferred tax assets related to foreign tax credit, general business credits and alternative minimum tax credit carryforwards. Based upon future anticipated results, we have concluded that it is more likely than not that we will realize the remaining net recorded deferred tax asset of $700.7 million over time.  A large proportion of such balance (primarily associated with asbestos- and environmental-related liabilities) is not yet time-limited as it pertains to liabilities not yet funded. Our recovery of such net tax assets could be materially affected by developments in our Chapter 11 proceeding.

Operating Segment Overview

The following is an overview of financial measures of the performance of our operating segments for the three years ended December 31, 2006, 2005 and 2004.

Grace Davison

Net Sales by Region (In millions)	2006	2005	2004

North America	$536.9	$508.9	$453.9
Europe	643.8	561.4	498.1
Asia Pacific	261.9	239.1	194.1
Latin America	58.0	60.8	46.1
Total Grace Davison	$1,500.6	$1,370.2	$1,192.2

Percentage Change in Net Sales by Region	2006 vs. 2005	2005 vs. 2004	2004 vs. 2003

North America	5.5%	12.1%	14.9%
Europe	14.7%	12.7%	19.1%
Asia Pacific	9.5%	23.2%	9.2%
Latin America	(4.6%)	31.9%	(5.3%)
Total Grace Davison	9.5%	14.9%	14.6%

Recent Acquisitions

See Note 5 to the Consolidated Financial Statements for a description of acquisitions completed in 2006 and 2005.

Sales

The key factors contributing to the Grace Davison sales increase over the three-year period were:

•                  Increased demand for catalysts used by petroleum refiners, particularly FCC catalysts used to produce clean fuels and hydroprocessing catalysts that upgrade low-quality, heavy crude oil

•                  A generally more favorable pricing environment for our products, as global manufacturing capacity in our markets became more highly utilized

•                  Growth in demand for specialty catalysts used in the manufacture of polyethylene and polypropylene, driven by strength in the U.S. economy

•                  Pass-through of higher costs for commodity metals and surcharges to partially offset inflation in natural gas and certain raw materials

Sales from acquisitions accounted for $12.6 million, or 0.9 percentage points of the sales growth in 2006, almost all of which was attributable to our acquisition of the specialty catalyst assets of Basell, USA.

Sales growth over the three-year period was strong in all regions except Latin America. Sales in Asia Pacific were up due to strong demand in all product groups particularly in China. In North America, increased sales were primarily attributable to volume growth, as well as favorable product price/mix, reflecting stronger economic activity in the United States. European sales were higher, reflecting improved general economic conditions and increased demand for refining catalysts and silica-based products. In Latin America, reduction in sales volume contributed to a sales decline in 2006.

Grace Davison Net Sales

($ in millions)

Operating Income and Margin

Grace Davison 2006 pretax operating income reflects higher volume and selling prices in most geographic regions and product groups. Other positive factors include the decline in fixed operating costs as a percentage of sales, improvements to manufacturing productivity, and the recovery from the hurricanes in the Gulf of Mexico in the latter half of 2005.

Pre-tax operating income for the Grace Davison segment was up in 2006 compared with 2005, primarily from higher sales in all regions and major product lines and from acquisitions; partially offset by higher raw material and energy costs.  Operating margin was flat with 2005, but down slightly from 2004 due to higher rates of raw material inflation and a slight shift in product mix.

Grace Davison

Operating Income and Margin

($ in millions)

Grace Performance Chemicals

Net Sales by Region (In millions)	2006	2005	2004

North America	$621.9	$578.2	$525.1
Europe	427.2	374.7	317.6
Asia Pacific	181.3	164.1	155.1
Latin America	95.5	82.3	69.9
Total Grace Performance Chemicals	$1,325.9	$1,199.3	$1,067.7

Percentage Change in Net Sales by Region	2006 vs. 2005	2005 vs. 2004	2004 vs. 2003

North America	7.6%	10.1%	7.6%
Europe	14.0%	18.0%	22.8%
Asia Pacific	10.5%	5.8%	14.9%
Latin America	16.0%	17.7%	18.5%
Total Grace Performance Chemicals	10.6%	12.3%	13.5%

Recent Acquisitions

See Note 5 to the Consolidated Financial Statements for a description of acquisitions completed in 2006 and 2005.

Sales

The key factors contributing to the increase in sales from our Grace Performance Chemicals operating segment over the three-year period were:

•                  Volume growth in products directed at high-growth industry, geographic and customer segments

•                  Continued strong commercial and residential construction activity in the US, Europe and Asia

•                  Higher selling prices in response to raw material inflation

Sales growth was strong in all regions over the three-year period. Sales increases in North America reflected higher commercial and residential construction activity, growth in our packaging products, new product launches, and the Triflex acquisition, which was completed in the fourth quarter of 2004.  In Europe, higher sales were due to strong volume growth at key accounts and geographic expansion into Eastern Europe and the Middle East.  Sales in Asia Pacific increased over the period as a result of increased commercial coverage in high growth economies.  Sales in Latin America grew on higher demand for commercial construction products and packaging sealants and coatings.

Grace Performance Chemicals Net Sales

($ in millions)

Operating Income and Margin

Grace Performance Chemicals 2006 operating income increased compared with 2005, reflecting higher sales volume, higher selling prices, and positive results from productivity initiatives, which were substantially offset by raw material inflation.

Increases in operating income for 2005 compared with 2004 were driven by higher sales volume, and positive results from productivity and cost containment initiatives, partially offset by raw material cost inflation.

Grace Performance Chemicals

Operating Income and Margin

($ in millions)

Operating Returns on Assets Employed—The following tables set forth the Grace Davison and Grace Performance Chemicals total asset position and pre-tax return on average total assets as of December 31, 2006, 2005 and 2004.  We use the measure pre-tax return on average total assets as an indicator of our efficiency in using our assets and allocating our resources to generate earnings.  We devote significantly higher capital to the manufacture of Grace Davison products than to the manufacture of Grace Performance Chemicals products. Conversely, non-manufacturing costs, particularly selling expenses, are significantly higher for Grace Performance Chemicals than for Grace Davison.

Grace Davison (In millions)	2006	2005	2004

Trade receivables	$180.4	$178.2	$172.0
Inventory	192.3	177.6	151.8
Other current assets	15.8	24.3	4.9
Total current assets	388.5	380.1	328.7
Properties and equipment, net	402.3	390.7	437.6
Goodwill and other intangible assets	108.4	98.2	105.7
Other assets	—	—	18.9
Total assets	$899.2	$869.0	$890.9

Pre-tax return on average total assets	18.7%	17.9%	17.8%

Grace Davison’s total assets increased by $30.2 million in 2006 compared with the prior year. The increase was due to higher trade receivables and inventory, and from $43.2 million in higher foreign currency translation reflecting a weaker U.S. dollar period over period.

Grace Performance Chemicals (In millions)	2006	2005	2004

Trade receivables	$245.1	$222.7	$219.1
Inventory	92.2	100.7	96.5
Other current assets	16.9	15.7	14.5
Total current assets	354.2	339.1	330.1
Properties and equipment, net	242.0	226.5	236.7
Goodwill and other intangible assets	92.6	93.5	102.2
Other assets	6.0	6.5	5.5
Total assets	$694.8	$665.6	$674.5

Pre-tax return on average total assets	25.2%	22.4%	20.7%

Grace Performance Chemicals’ total assets increased by $29.2 million in 2006 compared with the prior year. The increase was due to higher trade receivables and from $28.2 million in higher foreign currency translation due to a weaker U.S. dollar period over period.

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

The following table summarizes our net noncore liabilities at December 31, 2006 and December 31, 2005:

Net Noncore Liabilities (In millions)	December 31, 2006	December 31, 2005

Asbestos-related liabilities	$(1,700.0)	$(1,700.0)
Asbestos-related insurance receivable	500.0	500.0
Asbestos-related liability, net	(1,200.0)	(1,200.0)
Environmental remediation	(361.1)	(342.0)
Postretirement benefits	(72.7)	(101.3)
Income taxes	(141.2)	(136.5)
Retained obligations and other	(23.3)	(23.4)
Net noncore liability	$(1,798.3)	$(1,803.2)

The resolution of most of these noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. We cannot predict with any certainty how, and for what amounts, any of these contingencies will be resolved. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts we recorded at December 31, 2006.

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

On January 13, 2005, we filed a plan of reorganization and related documents that amended our original plan of reorganization and disclosure statement filed on November 13, 2004 to address certain objections of creditors and other interested parties. The plan of reorganization is supported by committees representing general unsecured creditors and shareholders, but is not supported by committees representing asbestos personal injury claimants and asbestos property damage claimants or the representative of future asbestos claimants.  See Note 2 to the Consolidated Financial Statements for more information on the plan of reorganization.

Risks of the Plan of Reorganization—We intend to address all pending and future asbestos-related claims and all other pre-petition claims as outlined in the plan of reorganization. However, we may not be successful in obtaining approval of the plan of reorganization by the bankruptcy court.  Instead, a materially different plan of reorganization may ultimately be approved and, under the ultimate plan of reorganization, the interests of our shareholders could be substantially diluted or cancelled. The value of Grace common stock following a plan of reorganization, and the extent of any recovery by non-asbestos-related creditors, will depend principally on the amount of our asbestos-related liability under a confirmed plan of reorganization.

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

There can be no guarantee that these two fundamental conditions can be met. The measure of our asbestos-related liabilities could be settled by the bankruptcy court (in conformity with the plan of reorganization or otherwise), by a negotiation with interested parties, and/or under an alternative plan.

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

Proforma Financial Information—The plan of reorganization, as described above, contains certain assumptions that can only be confirmed with certainty at, or near, its effective date.  The unaudited proforma financial information presented below reflects the accounting effects of our proposed plan of reorganization (1) as if it were put in effect on the date of our most recent consolidated balance sheet, December 31, 2006, and (2) as if it were in effect for the full year ended December 31, 2006. Proforma adjustments for tax effects have been applied at a 35% tax rate.  The proforma financial information included herein, may not be consistent with the plan of reorganization documents filed on January 13, 2005 due to subsequent changes in operations and accounting estimates. Such proforma financial statements reflect how our assets, liabilities, equity and income would be affected by the plan of reorganization as follows:

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

B.                   Fresenius and Sealed Air Settlements

The plan of reorganization reflects the value, in the form of cash and securities, expected to be realized under litigation settlement agreements as follows: $115.0 million of cash from Fresenius; and, $1,220.2 million of estimated value from Cryovac, Inc., a subsidiary of Sealed Air (calculated as of December 31, 2006) in the form of $512.5 million of cash plus accrued interest at 5.5% from December 21, 2002 compounded annually (approximately $123.4 million), and nine million shares of Sealed Air common stock valued at $64.92 per share (approximately $584.3 million). Tax accounts have been adjusted to reflect the satisfaction of our recorded liabilities by way of these third-party agreements. The Fresenius settlement amount will be payable directly to Grace and will be accounted for as income; however, we have presented the amount of the settlement as a proforma balance sheet adjustment only in order to avoid distorting the predictive value of the proforma statement of operations with this one-time gain. Payments under the Sealed Air settlement will be paid directly to the asbestos trust by Cryovac and will be accounted for as satisfaction of a portion of our recorded asbestos-related liability and a credit to shareholder’s equity. Both the Sealed Air and Fresenius settlements are subject to the fulfillment of specified conditions. The $(40.3) million adjustment to deferred income taxes in the proforma balance sheet below represents the tax impact of the $115.0 million Fresenius settlement.  The $(427.1) million adjustment to deferred income taxes represents the tax impact of the $1,220.2 Sealed Air settlement. Proforma adjustments related to the Fresenius and Sealed Air settlements have been denoted by the capital letter “B” in the proforma balance sheet presented below.

C.      Payment of Pre-Petition Liabilities

The plan of reorganization reflects the transfer of funds and securities to settle estimated obligations payable under the plan of reorganization at the effective date. We would be required to issue approximately 22.1 million shares of Grace common stock, based on the closing price per share of $19.80 on December 31, 2006, for total proceeds of $437.3 million, and utilize cash of $1,066.0 million to settle these estimated obligations (see the adjustments denoted by the capital letter “C” in the proforma balance sheet below).  The following table provides a calculation of the proforma share issuance:

Proforma Issuance of Shares ($ and shares in millions)	December 31, 2006

Payment of asbestos claims	$349.8
Less: portion related to general unsecured claims	(87.0)
$262.8
Value of unsecured claims paid with equity (15%)	174.5
Equity value distributable at emergence (22.1 million shares)	$437.3
Equity value distributable post-emergence for PI-AO claims (6.6 million shares)	130.0
Total value of equity to satisfy claims	$567.3
Closing price of shares at 12/31/06	$19.80
Proforma shares to satisfy asbestos and general unsecured claims and post-emergence PI-AO claims	28.7
Add: Shares issuable upon exercise of in-the-money stock options	4.6
Proforma issuance of shares	33.3

We have adjusted tax accounts to reflect the change in the nature of our tax assets from predominately temporary differences to predominately time-limited tax net operating losses for the payment of tax-deductible obligations such as asbestos claims and environmental claims (see the adjustments denoted by the capital letter “D” in the proforma balance sheet below).  We have assumed non-asbestos pass-through liabilities will be paid in cash when due.  A portion of the funding required to meet our emergence obligations will involve repatriating monies through a dividend from certain non-U.S. subsidiaries.  We believe that the reserve related to repatriation of funds presently recorded will be adequate to absorb the U.S. tax effects of this dividend, assuming that we employ (as intended) certain tax planning strategies to preserve our net operating losses.

The following table presents a more detailed description of the proforma tax effects on our deferred tax assets related to net operating losses and temporary differences, net of valuation allowance of 1) the payment of pre-petition liabilities, 2) the Fresenius/Sealed Air payments, and 3) the structuring of emergence financing and receipt of dividends.

Summary of Change in Deferred Tax Asset Balances (In millions)	Tax Effects of Net Operating Loss Carry- Forwards	Temporary Differences, Net of Valuation Allowance
December 31, 2006 Balance As Reported	$66.8	$661.7

Proforma Adjustments:
Contingent liabilities	—	26.3
Fresenius payment	(40.3)	—
Sealed Air payment	—	(427.1)

Emergence Payments & Other:
Accrued interest	56.8	(56.8)
Asbestos claims	122.4	(122.4)
Environmental claims	85.5	(85.5)
Special pensions	4.7	(4.7)
Insurance recovery	(175.0)	175.0
Repatriation of foreign earnings	(111.6)	111.6
Other	13.0	(13.0)
Subtotal	(4.2)	4.2

December 31, 2006 Proforma Balance	$22.3	$265.1

D.                  Proforma Consolidated Statement of Operations and Capital Structure

The proforma income adjustments to our December 31, 2006 Consolidated Statements of Operations consist of:

•                  The elimination of all recorded charges and expenses directly related to Chapter 11, as these costs would not continue after effectiveness of the Plan, and the elimination of provisions recorded for environmental remediation obligations as we expect this risk would be resolved under the Plan (these eliminations are denoted by the capital letter “E” in the proforma statements of operations below);

•                  Adjustments to reduce Selling, General and Administrative Expenses and Other Income to eliminate noncore legal expenses, and noncore insurance income related to asbestos litigation, as the liabilities to which these noncore activities relate would be resolved as part of the Plan (these adjustments are denoted by the letter “F” in the proforma statements of operations below);

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

Proforma expenses reflect an assumed 7.4% average interest rate on outstanding borrowings, based on market conditions as of December 31, 2006.  A hypothetical 1/8 percent variance in interest rates would increase or decrease our proforma net income (loss) by approximately $0.7 million for the year ended December 31, 2006.

For purposes of proforma earnings per share and proforma share capital, we used the trading price of $19.80 per share as of December 31, 2006 for calculating issued and outstanding shares. At this per share valuation, we assume that 22.1 million shares will be issued at the effective date of the plan of reorganization to fund asbestos and general unsecured claims, 6.6 million shares would be issuable upon exercise of warrants to satisfy our estimate of PI-AO claims, and 4.6 million shares would be issued upon exercise of in-the-money stock options. We present the trading value solely to show proforma Consolidated Statements of Operations. This trading value may not be indicative of the actual trading value of Grace common stock following the effective date of the plan of reorganization.  If our distributable value per share at the effective date of the plan of reorganization is below approximately $5.90 per share, we would be required to revalue our balance sheet for a change in control. (The trading value of Grace common stock over the twelve-month period ended December 31, 2006 was between $8.12 and $20.35 per share.) These proforma financial statements reflect no change in assets or income related to this potential accounting outcome.

E.                    Non-asbestos Contingencies

The accompanying proforma financial information assumes all non-asbestos related contingencies (including environmental, tax and civil and criminal litigation) are settled for recorded amounts as of December 31, 2006.  Certain liabilities are assumed to be paid at the effective date of the plan of reorganization based on our estimate of amounts that will be determinable and payable. The remainder, which would also be subject to the plan of reorganization, if approved, is assumed to be paid subsequent to the effective date of the plan of reorganization as amounts are either not due until a later date or will be determined through post-effective-date litigation. The ultimate value of such claims may change materially as Chapter 11 and other legal proceedings further define our non-asbestos related obligations.

		Proforma Adjustments
W.R. Grace & Co and Subsidiaries Proforma Condensed Consolidated Balance Sheet (In millions)	December 31, 2006 As Reported	Borrowings Under New Debt Agreements and Contingencies		Sealed Air/Fresenius Settlements		Payment of Pre- Petition Liabilities		December 31, 2006 Proforma
ASSETS
Current Assets
Cash and cash equivalents	$536.3	$800.0	A	$115.0	B	$(1,066.0	)C	$385.3
Other current assets	832.5	—		—		—		832.5
Total Current Assets	1,368.8	800.0		115.0		(1,066.0)		1,217.8
Non-current operating assets	950.9	—		—		—		950.9
Cash value of life insurance	89.2	—		—		—		89.2
Deferred income taxes:
Net operating loss carryforwards	66.8	—		(40.3	)B	(4.2	)D	22.3
Temporary differences, net of valuation allowance	661.7	26.3	A	(427.1	)B	4.2	D	265.1
Asbestos-related insurance	500.0	—		—		—		500.0
Total Assets	$3,637.4	$826.3		$(352.4)		$(1,066.0)		$3,045.3
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Total current liabilities	$448.6	$—		$—		$(0.7	)C	$447.9
Long-term debt	0.2	800.0	A	—		—		800.2
Other noncurrent liabilities	516.8	—		—		—		516.8
Total Liabilities Not Subject to Compromise	965.6	800.0		—		(0.7	)C	1,764.9
Bank debt/letters of credit/capital leases	739.5	—		—		(739.5	)C	—
Liability for asbestos-related litigation and claims	1,700.0	—		(1,220.2	)B	(349.8	)C	130.0
Liability for environmental remediation	361.1	—		—		(244.3	)C	116.8
Liability for postretirement health and special pensions	158.9	—		—		(12.7	)C	146.2
Liability for accounts payable and litigation	120.9	—		—		(98.0	)C	22.9
Liability for tax claims and contingencies	141.2	—		—		(8.3	)C	132.9
Other nonoperating liabilities, including plan of reorganization contingencies	—	150.0	A	—		(50.0	)C	100.0
Total Liabilities Subject to Compromise	3,221.6	150.0		(1,220.2)		(1,502.6)		648.8
Total Liabilities	4,187.2	950.0		(1,220.2)		(1,503.3)		2,413.7
Shareholder’s Equity (Deficit)
Share capital	424.6	—		—		437.3	C	861.9
Retained earnings and other equity items	(974.4)	(123.7	)A	867.8	B	—		(230.3)
Total Shareholders’ Equity (Deficit)	(549.8)	(123.7)		867.8		437.3		631.6
Total Liabilities and Shareholders’ Equity (Deficit)	$3,637.4	$826.3		$(352.4)		$(1,066.0)		$3,045.3

Note: Proforma amounts in liabilities subject to compromise will be reclassed to liabilities not subject to compromise after the proposed plan is in effect.

W. R. Grace & Co. and Subsidiaries	Year Ended December 31, 2006
Proforma Consolidated Statement of Operations (In millions, except per share amounts)	As Reported	Proforma Adjustments		Proforma
Net Sales	$2,826.5	$—		$2,826.5
Cost of goods sold, exclusive of depreciation and amortization shown separately below	1,845.0	—		1,845.0
Selling, general and administrative expenses, exclusive of net pension expense shown separately below	560.9	(74.4	)F	486.5
Depreciation and amortization	113.5	—		113.5
Research and development expenses	63.8	—		63.8
Net pension expense	63.7	—		63.7
Interest expense and related financing costs	73.2	(12.9	)G	60.3
Provision for environmental remediation	30.0	(30.0	)E	—
Chapter 11 expenses, net of interest income	49.9	(49.9	)E	—
Other (income) expense, net	(34.3)	12.5	F	(21.8)
Total costs and expenses	2,765.7	(154.7)		2,611.0
Income (loss) before income taxes and minority interest	60.8	154.7		215.5
Benefit from (provision for) income taxes	(8.1)	(37.3	)H	(45.4)
Minority interest in consolidated entities	(34.4)	—		(34.4)
Net income (loss)	$18.3	$117.4		$135.7
Basic earnings (loss) per common share	$0.27	$—		$1.43
Weighted average number of basic shares	67.9	26.7	I	94.6
Diluted earnings (loss) per common share	$0.27	$—		$1.34
Weighted average number of diluted shares	68.3	33.3	I	101.6

Financial Condition, Liquidity and Capital Resources

Chapter 11-Related Information—See Note 2 to the Consolidated Financial Statements.

Asbestos-Related Litigation—See Note 3 to the Consolidated Financial Statements.

Environmental Matters—See Note 14 to the Consolidated Financial Statements.

Defined Contribution Retirement Plans—We sponsor a defined contribution retirement plan for our employees in the United States. This plan qualifies under section 401(k) of the U.S. tax code. At the present time, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee’s salary or wages. We contributed $14.0 million, $13.0 million and $11.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Defined Benefit Pension Plans—We sponsor defined benefit pension plans for our employees in the United States, Canada, the United Kingdom, Australia, Germany, Italy, France, Spain, Denmark, Netherlands, Japan, Philippines, South Korea, Taiwan, South Africa, Brazil and Mexico and fund government sponsored programs in other countries where we operate.  Certain of our sponsored plans are advance-funded and others are pay-as-you-go. The advance-funded plans are administered by trustees who direct the management of plan assets and arrange to have obligations paid when due out of a trust. The most significant advance-funded plans cover our salaried employees in the U.S. and U.K. and employees covered by collective bargaining agreements at certain of our U.S. facilities.

The following table presents the components of net pension expense and cash contributions for the advance-funded and pay-as-you-go plans:

Components of Net Pension Expense (In millions)	2006	2005	2004
Annual pension benefits earned	$24.7	$23.3	$20.4
Interest on opening liability—advance-funded plans	65.2	64.7	66.0
Expected return on funded assets	(71.3)	(66.6)	(65.0)
Net financing of advance-funded plans	(6.1)	(1.9)	1.0
Interest on opening liability—pay-as-you-go plans	10.8	10.3	9.9
Net pension financing costs	4.7	8.4	10.9
Amortization of:
Plan changes related to prior service	3.2	5.8	6.2
Accumulated differences between actual and assumed performance (1)	31.1	31.0	23.9
Net curtailment and settlement loss	—	3.4	0.5
Net pension catch-up expense	34.3	40.2	30.6
Total Net Pension Expense	$63.7	$71.9	$61.9

Cash Contributions to Defined Benefit Pension Plans (In millions)	2006	2005	2004
U.S. advance-funded plans	$101.4	$24.1	$19.8
U.S. pay-as-you-go plans	5.2	10.9	4.4
Foreign advance-funded plans	9.5	7.6	4.3
Foreign pay-as-you-go plans	5.4	5.1	4.8
Total Cash Contributions	$121.5	$47.7	$33.3

(1)                Primarily related to return on assets, termination, mortality, and data corrections

The following table presents the funded status of fully-funded, underfunded and unfunded pension plans:

Funded Status of Pension Plans	Fully-Funded (1) Pension Plans			Underfunded (1) Pension Plans			Unfunded (2) Pension Plans
(In millions)	2006	2005	2004	2006	2005	2004	2006	2005	2004
Projected benefit obligation	$243.8	$218.7	$213.7	$961.4	$1,017.7	$1,009.0	$227.8	$222.1	$217.8
Fair value of plan assets	282.2	232.8	222.8	738.5	649.8	668.6	—	—	—
Funded status (PBO basis)	$38.4	$14.1	$9.1	$(222.9)	$(367.9)	$(340.4)	$(227.8)	$(222.1)	$(217.8)
Benefits paid	$(10.4)	$(9.0)	$(9.0)	$(88.0)	$(81.2)	$(70.4)	$(10.4)	$(15.9)	$(9.2)

(1)                Plans intended to be advance-funded.

(2)                Plans intended to be pay-as-you-go.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension plans and other postretirement benefit plans as an asset or liability in its statement of financial position, and requires recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of net periodic benefit cost.  We adopted the provisions of SFAS No. 158 as of December 31, 2006.  The incremental effect of applying this Statement on individual line items in the Consolidated Balance Sheet as of December 31, 2006 is presented in Note 1 to the Consolidated Financial Statements.

At the December 31, 2006 measurement date for the U.S. advance-funded defined benefit pension plans, the projected benefit obligation, or PBO, was approximately $949 million as measured under U.S. generally accepted accounting principles. The PBO is measured as the present value (using a 5.75% discount rate as of December 31, 2006) of vested and non-vested benefits earned from employee service to date, based upon current services and estimated future pay increases for active employees.  This discount rate is based on a high quality bond portfolio designed to meet the payout pattern of the pension plans. Of the participants in the pension plans, approximately 82% are current retirees or employees of our former businesses, which skews the payout pattern to the nearer term. Assets available to fund the PBO at December 31, 2006 were approximately $737 million, or approximately $212 million less than the measured obligation.

It is our intention to satisfy obligations under the pension plans and to comply with the requirements of the Employee Retirement Income Security Act of 1974. On June 16, 2006, we obtained bankruptcy court approval to fund minimum required payments of approximately $92 million for the period from July 2006 through January 2007 for U.S. advance-funded plans.  These estimated payments reflect the impact of the Pension Protection Act of 2006, which extended the interest rates required under the Pension Funding Equity Act of 2004 for plan years commencing in 2006 and 2007.  In that regard, we contributed approximately $20 million in July 2006, approximately $45 million in September 2006, approximately $6 million in October 2006, and approximately $16 million in January 2007, to the trusts that hold the assets of these pension plans.  There can be no assurance that the bankruptcy court will continue to approve arrangements to satisfy the funding needs of the Plans.  Contributions to non-U.S. plans are not subject to bankruptcy court approval and we intend to fund such plans based on applicable legal requirements, and actuarial and trustee recommendations; $14.9 million was funded during the year ended December 31, 2006.

Total pension expense for 2006 was approximately $64 million, and benefit payments to retirees aggregated approximately $109 million for all pension programs in 2006. At December 31, 2006, our recorded pension liability for U.S. and non-U.S. underfunded plans was $450.7 million ($355.1 million included in liabilities not subject to compromise and $95.6 million related to supplemental pension benefits, included in “liabilities subject to compromise”) which includes the following components: (1) shortfall between dedicated assets and PBO of underfunded plans ($222.9 million); and (2) PBO of pay-as-you-go plans ($227.8 million).

Postretirement Benefits Other Than Pensions—We provide certain health care and life insurance benefits for retired employees, a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred.

Our share of benefits under this program was $13.9 million during 2006, compared with $11.9 million in 2005. Our recorded liability for postretirement benefits of $72.7 million at December 31, 2006 is stated at net present value discounted at 5.75% (as discussed under Defined Benefit Pension Plans). Our proposed plan of reorganization provides for the continuation of these benefits.

Tax Matters—See Notes 4 and 14 to the Consolidated Financial Statements and “Income Taxes” above for further discussion of our tax accounting and tax contingencies.

Other Contingencies—See Note 14 to the Consolidated Financial Statements for a discussion of our other contingent matters.

Cash Resources and Available Credit Facilities—At December 31, 2006, we had $536.3 million in cash and cash equivalents and $89.2 million in net cash value of life insurance. In addition, we had access to committed credit facilities in the U.S., Germany and France.  In the U.S., under the $250.0 million DIP facility, $175.0 million was available at December 31, 2006, net of letters of credit and holdback provisions. The term of the DIP facility expires April 1, 2008. In Germany, under a €10.0 million line of credit, we had access to €2.4 million at December 31, 2006, net of bankers guarantees and other holdbacks. The term of the facility expires July 31, 2007.  In France, under a €3.9 million line of credit, we had access to €3.4 million at December 31, 2006, net of bankers guarantees. The term of the facility expires May 31, 2007 and is expected to be renewed for an additional one-year period. We believe that these funds and credit facilities will be sufficient to finance our business strategy while in Chapter 11.

In January 2007, our German subsidiary entered into a line of credit arrangement with a German financing company in the maximum aggregate amount of €50.0 million secured by the accounts receivable of the German subsidiary.  The financing arrangement will terminate on December 31, 2009, and includes financing costs based on the EURIBOR rate of interest, plus a minimum annual fee. The line was secured to provide liquidity for either our plan of reorganization or to fund growth in that region.

Debt and Other Contractual Obligations—Total debt outstanding at December 31, 2006 was $743.0 million, including $225.7 million of accrued interest on pre-petition debt.  As a result of the Chapter 11 filing, we are now in default on $513.8 million of pre-petition debt, which, together with accrued interest thereon, has been included in “liabilities subject to compromise” as of December 31, 2006. The automatic stay provided under the bankruptcy code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest on such debt during the Chapter 11 proceedings unless further developments lead management to conclude that it is probable that such interest will be compromised.

Set forth below are our contractual obligations as of December 31, 2006:

	Payments due by Period					Payments due
Contractual Obligations (In millions)	Total	Less than 1 Year	1-3 Years	Thereafter		Upon Emergence from Chapter 11	After Emergence from Chapter 11
Operating commitments (1)	$61.2	$37.8	$20.0	$3.4		$—	$—
Debt	3.5	3.3	0.2	—		—	—
Capital leases	0.2	0.1	0.1	—		—	—
Operating leases	69.8	21.3	36.8	11.7		—	—
Liabilities subject to compromise(2) :
Debt, pre-petition, plus accrued interest	739.5	—	—	—		739.5	—
Accrued interest on pre-petition obligations other than debt	51.4	—	—	—		51.4	—
Asbestos-related liability	1,700.0	—	—	—		1,570.0	130.0
Tax claims and contingencies	141.2	—	—	—		8.3	132.9
Environmental remediation	361.1	—	—	—		244.3	116.8
Postretirement health and special pensions	168.3	9.4	—	—		12.7	146.2
Accounts payable and litigation	69.5	—	—	—		46.6	22.9
Total liabilities subject to compromise	$3,231.0	$9.4	$—	$—		$2,672.8	$548.8
Pension funding requirements per ERISA(3)	180.8	93.3	87.5	—	(4)	—	—

Total Contractual Obligations	$3,546.5	$165.2	$144.6	$15.1		$2,672.8	$548.8

(1)        Amounts do not include open purchase commitments, which are routine in nature and normally settle within 90 days or obligations to employees under annual or long-term incentive programs.

(2)        See Note 2 to the consolidated financial statements set forth elsewhere herein for a discussion of liabilities subject to compromise.  Liabilities subject to compromise consist of estimated balances that may become due on the date of emergence from bankruptcy protection, which date is not certain at this time, or subsequent to emergence.  Estimated amounts that may become due upon emergence have been presented in the “Upon Emergence from Chapter 11” column above and estimated amounts that may become due subsequent to emergence have been presented in the “After Emergence from Chapter 11” column, as we are not able to determine when these amounts will ultimately be settled.  In accordance with SFAS No. 158, we have presented $9.4 million of certain estimated pension and postretirement obligations subject to compromise as current obligations in the December 31, 2006 Consolidated Balance Sheet.

(3)        The 2008 and 2009 obligations do not reflect the impact of changes required by the Pension Protection Act of 2006 that are effective beginning in 2008.

(4)        Amount has not yet been determined.

See Note 14 to the Consolidated Financial Statements for a discussion of financial assurances.

Analysis of Cash Flows

Cash Flow From Core Operations—Cash flows from core operations for 2006 were $186.2 million, compared with an inflow of $154.1 million for 2005. This increase in cash flows from core operations was primarily attributable to higher pre-tax operating income from core operations and decreased investment in working capital, partially offset by higher payments to fund defined benefit pension arrangements and increased capital expenditures. The decrease in cash flows from core operations from 2004 to 2005 was primarily attributable to an increase in working capital items, an increase in payments to fund defined benefit pension arrangements, and increased capital expenditures, partially offset by higher pre-tax operating income from core operations, and reduced spending on acquisitions.

Core Operations (In millions)	December 31,
	2006	2005	2004
Cash flows:
Pre-tax operating income	$240.2	$201.5	$179.3
Depreciation and amortization	113.5	120.9	115.3
Pre-tax earnings before depreciation and amortization	353.7	322.4	294.6
Working capital and other changes	(28.7)	(68.8)	33.6
Cash flow before investing	325.0	253.6	328.2
Capital expenditures	(119.2)	(94.0)	(75.3)
Businesses acquired	(19.6)	(5.5)	(66.3)
Net cash flow from core operations	$186.2	$154.1	$186.6

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

Noncore Activities (In millions)	December 31,
	2006	2005	2004
Cash flows:
Pre-tax income (loss) from noncore activities	$(97.7)	$(30.3)	$(457.1)
Net gain from litigation settlement	—	—	(51.2)
Provision for asbestos-related litigation, net	—	—	476.6
Other non-cash charges	41.4	49.9	100.5
Cash spending for:
Noncore contingencies:
Tax settlement	—	(90.0)	—
Environmental settlement	—	(29.7)	—
Environmental remediation	(10.9)	(6.7)	(9.0)
Postretirement benefits	(13.9)	(11.9)	(12.5)
Retained obligations and other	(3.6)	(1.0)	(1.8)
Net cash flow from noncore activities	$(84.7)	$(119.7)	$45.5

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

See the “Consolidated Statements of Cash Flows” included in the Consolidated Financial Statements for investing and financing activities for the years ended December 31, 2006, 2005 and 2004.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that we make estimates and assumptions affecting the assets and liabilities reported at the date of the Consolidated Financial Statements, and the revenues and expenses reported for the periods presented. We believe that our accounting estimates are appropriate and the related balances are reasonable; however, actual amounts could differ from the original estimates, requiring adjustments in future periods. Changes in estimates are recorded in the period identified. Our accounting policies are described in Note 1 to the Consolidated Financial Statements.  Critical accounting estimates are described in this section.

An accounting estimate is considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur from period to period that could have a material impact on our financial condition or results of operations.  As part of our quarterly disclosure controls and procedures, management has discussed the development, selection and disclosure of the critical accounting estimates with the Audit Committee of the Board of Directors.  The accuracy of these and other estimates may be materially affected by the uncertainties arising under our Chapter 11 proceeding.

Contingent Liabilities—We have recorded a liability for the resolution of contingencies related to asbestos lawsuits, environmental remediation, income taxes and litigation.  We record a liability if we have determined that a loss is probable, and we are able to reasonably estimate the amount of the loss or have another reasonable basis for recording a liability.  We have determined that each of the contingencies discussed below involves an accounting judgment that is material to our Consolidated Financial Statements.

Asbestos-Related Lawsuits

We are a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products.  See Note 3 to the Consolidated Financial Statements for a discussion of the background and status of the asbestos-related lawsuits, and how we are attempting to resolve them as part of our Chapter 11 proceeding.  We have recorded a liability for our asbestos-related obligations as discussed below.

Prior to the Chapter 11 filing, we estimated our asbestos-related liability based on our experience with and recent trends in asbestos-related litigation.  The cost to resolve asbestos personal injury claims was influenced by numerous variables, including the nature of the disease alleged, product identification, negotiation factors, the solvency of other former producers of asbestos-containing products, cross-claims by co-defendants, the rate at which new claims were being filed, the jurisdiction in which the claims were filed, and the defense and disposition costs associated with these claims.

The cost to resolve asbestos property damage claims was influenced by factors such as legal defenses, product identification, the amount and type of product involved, the age, type, size and use of the building, the legal status of the claimant, the jurisdictional history of prior cases, the court in which the case is pending, and the difficulty of asbestos abatement, if necessary.

Since the Chapter 11 filing, we have requested that the bankruptcy court conduct proceedings to determine the value of our asbestos-related liabilities.  The bankruptcy court has scheduled a trial for estimating our asbestos personal injury liability for September 2007.  The bankruptcy court has also scheduled hearings for the adjudication of asbestos property damage claims for the second quarter of 2007. We expect that the bankruptcy court proceedings may provide the basis for determining the amount that must be paid into a trust on the effective date of our plan of reorganization in respect of our asbestos-related claims.

Under our proposed plan of reorganization, it is a condition to confirmation of our proposed plan of reorganization that the bankruptcy court shall conclude that the amount necessary to fund all pending and future asbestos personal injury claims and property damage claims (and trust administration costs and expenses) is not greater than $1,613 million.  This amount was based in part on our 2004 evaluation of (1) existing but unresolved personal injury and property damage claims, (2) actuarially-based projections of future personal injury claims, (3) the risk of loss from the Zonolite attic insulation litigation, (4) proposed claim payments reflected in the plan, and (5) the cost of the trust administration and litigation.  This condition precedent is the basis for our currently recorded asbestos-related liability.

We expect that there will be a wide range of asserted liability put forth by stakeholders in the bankruptcy proceedings, from amounts that would indicate liability less than that recorded at December 31, 2006, to amounts that would exceed the business value of Grace. Therefore, we will adjust our recorded asbestos-related liability, as necessary, to reflect rulings by the bankruptcy court.

Our asbestos-related insurance receivable is directly dependent on the amount and nature of our asbestos-related liability.  We estimate the amount of the receivable based on our analysis of coverage remaining under insurance policies for the 1962 to 1985 period, and the terms of settlement agreements in effect with certain insurers.

Our liability for asbestos-related matters has had a material impact on our financial condition and results of operations, and future changes in such liability, if required, will likely lead to material adjustments to the Consolidated Financial Statements.  We expect the ultimate determination of the resolution cost of this obligation will have a material impact on our liquidity and capital resources.

Environmental Remediation

We are obligated under applicable law to remediate certain properties related to our business or former businesses.  At some sites we finance all or a portion of remediation conducted by third parties (generally state or Federal authorities) and at others, we perform the required remediation ourselves.  Our environmental remediation obligation has a significant impact on our Consolidated Financial Statements.  See Note 14 to the Consolidated Financial Statements for a discussion of our environmental remediation liabilities.

At sites where third parties conduct remediation, we estimate our obligations from information available from regulatory authorities including actual costs incurred, expected future costs and time to completion.

At sites where we conduct remediation, we work with regulatory authorities to define compliance requirements and then estimate the cost required to meet those requirements.  We base our estimates on our historical knowledge and engineering assessments specific to conditions at each site and we update our estimates as necessary.

Our estimates can fluctuate significantly due to the extended duration of some remediation projects. The accuracy of our estimates is dependent on the validity of assumptions regarding such matters as labor rates, indirect costs and capital costs (such as building materials), which are difficult to forecast over extended periods. We cannot estimate the impact on our Consolidated Financial Statements of using other reasonably possible assumptions because we primarily rely on the assumptions and estimates of the applicable regulatory authorities.  Future changes in estimates, if required, will more than likely lead to material adjustments to our Consolidated Financial Statements, and we expect the ultimate resolution of these obligations to have a material impact on our liquidity and capital resources.

Litigation

We are subject to legal proceedings and claims arising out of the normal course of business.  We are currently a party to various legal proceedings, both civil and criminal in nature, in which we have been named as a defendant.  See Note 14 to the Consolidated Financial Statements for a discussion of our significant legal proceedings.

To estimate the cost to resolve our legal obligations, we review the facts of each matter to determine the probability of a loss.  If we determine that a loss is probable, we determine if there is sufficient information to make a reasonable estimate of the loss amount.  Our estimates regarding the outcome of our legal proceedings and claims involve substantial uncertainties that could cause our actual losses to differ materially from our estimates.  In estimating the likely outcome of a legal proceeding, we consider the nature of the specific claim (or unasserted claim), our experience with similar claims, the jurisdiction in which the proceeding is filed, court rulings, the status of any settlement negotiations, the likelihood of resolution through settlement or alternative dispute resolution, the proceeding’s current status and other relevant information and events.  We adjust our recorded liability for litigation contingencies as necessary to reflect our current evaluation of these and other factors.

Pension and Other Postretirement Benefits Expenses and Liabilities—We sponsor defined benefit pension plans for our employees in the United States, Canada, the United Kingdom, Australia, Germany, Italy, France, Spain, Denmark, Netherlands, Japan, Philippines, South Korea, Taiwan, South Africa, Brazil and Mexico and fund government sponsored programs in other countries where we operate.  See Note 18 to the Consolidated Financial Statements for a detailed discussion of our pension plans and other postretirement benefit plans.

In order to estimate our pension and other postretirement benefits expenses and liabilities, we evaluate the range of possible assumptions to be used in the calculation of pension and other postretirement benefits expenses and liabilities.  We select the assumptions that we believe to be most indicative of factors such as participant demographics, past experiences and market indices, and provide the assumptions to independent actuaries.  These assumptions are updated annually and primarily include factors such as discount rates, health care cost trend rates, expected return on plan assets, mortality rates, retirement rates, and rate of compensation increase.  The independent actuaries review our assumptions for reasonableness, and use the assumptions to calculate our estimated liability and future pension expense.  We review the actuarial reports for reasonableness and adjust our expenses and liabilities to reflect the amounts calculated in the actuarial reports.

Income Taxes—We are a global enterprise with operations in more than 40 countries.  This global reach results in a complexity of tax regulations, which require assessments of applicable tax law and judgments in estimating our ultimate income tax liability.  See Notes 4 and 14 to the Consolidated Financial Statements for a detailed discussion of our estimates used in accounting for income taxes and income tax contingencies.

We record a liability for income tax contingencies when it is more likely than not that a tax position we have taken will not be sustained upon audit. We evaluate such likelihood based on relevant facts and tax law.  We adjust our recorded liability for income tax matters due to changes in circumstances or new uncertainties, such as amendments to existing tax law.  Our ultimate tax liability depends upon many factors, including negotiations with taxing authorities in the jurisdictions in which we operate, outcomes of tax litigation and resolution of disputes arising from federal, state, and international tax audits.  Due to the varying tax laws in each jurisdiction senior management with the assistance of local tax advisors as necessary, assesses individual matters in each jurisdiction on a case-by-case basis.  We research and evaluate our income tax positions, including why we believe they are compliant with income tax regulations, and these positions are documented internally.

Deferred income taxes result from the differences between the financial and tax basis of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.  If it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is provided against such deferred tax assets. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets.  The assessment of realization of deferred tax assets is performed annually under scenarios of future taxable income and tax planning alternatives that are considered reasonable in the circumstances.

Recent Accounting Pronouncements

See Note 1 of Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on us.

Market Risk

Our debt obligations, global operations, the nature of the specialty chemicals production process and the industries in which we engage expose us to various market risks.  We utilize derivative financial instruments and derivative commodity instruments to mitigate certain market risks.  The following is a discussion of our primary market risk exposures, how those exposures are managed, and certain quantitative data pertaining to our market risk sensitive instruments.

Interest Rate Risk

Interest rate fluctuations directly affect interest expense and cash to be paid out in the form of interest payments on variable-rate debt, and can potentially lead to changes in the market value of the associated variable-rate debt.

We have $500 million of outstanding pre-petition variable-rate borrowings under bank revolving credit agreements, and interest is accrued on this debt based on the prime rate.  Due to our Chapter 11 filing, interest accrued on pre-petition debt is added to the principal balance.  As of December 31, 2006 and 2005, total interest accrued on this debt and added to the $500 million principal was $223.1 million and $168.5 million, respectively.  If the prime rate were to vary in the near-term by one percentage point, the effect would be to increase or decrease interest expense and outstanding principal by approximately $7.7 million over the twelve-month period ended December 31, 2007.

We also maintain a $250 million debtor-in-possession facility. The interest rate under this facility is based on LIBOR, a variable rate.  As of December 31, 2006 and 2005, no amount was outstanding under this facility, and $175.0 million and $211.3 million, respectively, was available to us, net of letters of credit and holdback provisions.

We do not currently use derivative instruments to attempt to mitigate interest rate risk.

Foreign Currency Exchange Rate Risk

Because we do business in over 40 countries, our results of operations are exposed to fluctuations in foreign exchange rates. We seek to minimize exposure to these fluctuations by matching revenue streams in volatile currencies with expenditures in the same currencies, but it is not always possible to do so.  From time to time, we use financial instruments such as foreign currency forward contracts, options, or combinations of the two to reduce the risk of certain specific transactions. However, we do not have a policy of hedging all exposures, because management does not believe that such a level of hedging would be cost-effective, particularly translation exposures that are not expected to affect cash flows in the near-term.  Significant uses of derivatives to mitigate the effects of changes in foreign currency exchange rates are as follows:

In May 2004, we purchased forward contracts with a U.S. bank to minimize currency risk related to a Euro-denominated intercompany loan due from one of our German subsidiaries to one of our U.S. subsidiaries.  In June 2005, we extended a portion of the forward contract amounts to dates that mature on the dates of the scheduled principal repayments.  As part of the contract extension, we were required to pay a settlement premium of $9.3 million to the bank.  We expect this settlement premium will be recovered over time as the contracts are settled at rates greater than the initial rates in the May 2004 foreign currency forward contracts.  Currency fluctuations on this loan are recorded as a component of operating results.  The loan is denominated in Euros, and the total amount outstanding under the intercompany loan was €134.8 million and €200.7 million as of December 31, 2006 and 2005, respectively (approximately $177.6 million and $237.5 million, respectively).

The following tables provide information about our significant foreign currency forward exchange agreements as of December 31, 2006, specifically, the notional, or contract, amounts (in millions of $U.S.), and weighted average exchange rates ($U.S. to Euros) by expected (contractual) maturity dates.  These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The fair values represent the fair value of the derivative contracts.

	Euro Forward Contract—December 31, 2006
	Expected Maturity Date
Forward Exchange Agreements	2007	2008	Total	Fair Value
Contract amount	92.8	79.1	171.9	(11.6)
Average contractual exchange rate	1.27	1.28	1.27	N/A

	Euro Forward Contract—December 31, 2005
	Expected Maturity Date
Forward Exchange Agreements	2006	2007	2008	Total
Contract amount	83.1	92.8	79.1	255.0
Average contractual exchange rate	1.26	1.27	1.28	1.27

The fair value of the Euro forward contract was approximately $9.5 million at December 31, 2005.

Our U.S. subsidiaries purchase a significant amount of products from our Canadian subsidiaries, and these purchases are denominated in Canadian dollars (CAD).  From time to time, we may purchase foreign currency exchange rate forward contracts and/or options in order to reduce the impact of currency exchange to our consolidated gross margin as a result of intercompany transactions denominated in CAD.  In 2006, we purchased CAD forward contracts and options to acquire CAD from a U.S. financial institution to hedge foreign currency exposures related to intercompany purchases of products from our Canadian subsidiaries.  At December 31, 2006, there were no CAD options contracts outstanding.  We have entered into outstanding CAD forward contracts with a total notional value of 10.6 million CAD (approximately $9.1 million as of December 31, 2006) and a weighted average strike price of CAD 1.1215/$U.S.  The last of the CAD forward contracts will mature in September 2007.  The fair value of the CAD forward contracts at December 31, 2006 was not material.

The fair values of foreign currency exchange rate derivative contracts are presented as other assets or other liabilities and allocated between current and non-current, as appropriate, in the Consolidated Balance Sheets.

Commodity Price Risk

We operate in markets where the prices of raw materials and energy are commonly affected by cyclical movements of the economy.  The principal raw materials used in our products include caustic, alumina, rare earths, nickel, aluminum, cobalt carbonate, kaolin, molybdenum, sodium aluminate, sodium silicate, olefins, gypsum, resins, rubber and latices.  Natural gas is the largest single energy source that we purchase. These commodities are generally available to be purchased from more than one supplier.  In order to minimize the risk of increasing prices on its significant raw materials and energy, we have moved towards a centralized supply chain organization for procurement in order to improve purchasing activities.  We have also formed a risk management committee to review proposals to hedge purchases of raw materials, energy and currency.

Natural gas prices can be volatile, as experienced during 2005 in the aftermath of the hurricanes in the Gulf of Mexico.  These disasters caused a significant increase in natural gas prices that negatively impacted our production costs in the third and fourth quarters of 2005.  We have implemented an energy risk management program under which our goal is to hedge natural gas supply in a way that provides protection against the continued price volatility of the natural gas market.  In order to mitigate volatile natural gas prices, we have entered into forward contracts, fixed price swaps and options to hedge a portion of our 2007 natural gas requirements.   As of December 31, 2006, we have not entered into any commodity derivatives to hedge raw material prices.

The following tables provide information about our forward contracts, swaps and options that are sensitive to changes in commodity prices, specifically natural gas prices.  Contract volumes, or notional amounts, are presented in millions of British thermal units (MMBtu), weighted average contract prices are presented in $U.S. per MMBtu, and the total contract amount and fair value are presented in millions of $U.S.  The fair values represent the fair value of the derivative contracts.  The fair value for swaps represents the excess of the variable price (market price) over the fixed price (pay price) multiplied by the nominal contract volumes.  The fair value of options represents the excess of the market value amounts (as quoted on commodity exchanges) over the contract amount.  All commodity derivative instruments mature in the subsequent year.

	Commodity Derivatives—December 31, 2006
Type of Contract	Contract Volumes	Weighted Average Price	Total Contract Amount	Fair Value
Forwards	0.6	10.56	6.0	3.5
Swaps	2.0	8.10	16.2	(1.7)

	Commodity Derivatives—December 31, 2005
Type of Contract	Contract Volumes	Weighted Average Price	Total Contract Amount	Fair Value
Forwards	1.7	11.63	19.9	18.9
Call options	0.3	11.00	3.3	—
Put options	0.4	11.00	4.4	0.1

The fair value of commodity swaps and options derivative contracts are presented as other assets or other liabilities and allocated between current and non-current, as appropriate, in the Consolidated Balance Sheets.  Our forward contracts for natural gas qualify for the normal purchases and normal sales exception from SFAS No. 133, as they do not contain net settlement provisions, and result in physical delivery of natural gas from suppliers.  Therefore, the fair values of these contracts are not recorded in our Consolidated Balance Sheets.

W. R. GRACE & CO. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

For the Year 2006

	Additions/(deductions)
Description	Balance at beginning of period	Charged/ (credited) to costs and expenses	Cash received/ (paid)	Other net (1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$6.7	$1.6	$—	$—	$8.3
Allowances for long-term receivables	0.7	(0.2)	—	—	0.5
Allowances for inventory obsolescence	6.7	0.1	—	—	6.8
Valuation allowance for deferred tax assets	245.3	(60.1)	—	—	185.2
Reserves:
Reserves for asbestos-related litigation	1,700.0	—	—	—	1,700.0
Reserves for environmental remediation	342.0	30.0	(10.9)	—	361.1
Reserves for retained obligations of divested businesses	$23.4	$4.0	$(3.6)	$(0.5)	$23.3

For the Year 2005

	Additions/(deductions)
Description	Balance at beginning of period	Charged/ (credited) to costs and expenses	Cash received/ (paid)	Other net (1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$7.5	$(0.8)	$—	$—	$6.7
Allowances for long-term receivables	0.8	(0.1)	—	—	0.7
Allowances for inventory obsolescence	9.1	(2.4)	—	—	6.7
Valuation allowance for deferred tax assets	242.6	2.7	—	—	245.3
Reserves:
Reserves for asbestos-related litigation	1,700.0	—	—	—	1,700.0
Reserves for environmental remediation	345.0	25.0	(6.7)	(21.3)	342.0
Reserves for retained obligations of divested businesses	$25.1	$5.0	$(4.7)	$(2.0)	$23.4

For the Year 2004

	Additions/(deductions)
Description	Balance at beginning of period	Charged/ (credited) to costs and expenses	Cash received/ (paid)	Other net (1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$6.3	$1.2	$—	$—	$7.5
Allowances for long-term receivables	0.7	0.1	—	—	0.8
Allowances for inventory obsolescence	4.0	2.0	—	3.1	9.1
Valuation allowance for deferred tax assets	168.3	74.3	—	—	242.6
Reserves:
Reserves for asbestos-related litigation	992.3	714.8	10.6	(17.7)	1,700.0
Reserves for environmental remediation	332.4	21.6	(9.0)	—	345.0
Reserves for retained obligations of divested businesses	$27.0	$—	$(1.8)	$(0.1)	$25.1

(1)                Various miscellaneous adjustments against reserves.

Exhibit 12

W. R. GRACE & CO. AND SUBSIDIARIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND
COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS(1)
(In millions, except ratios)
(Unaudited)

	Years Ended December 31, (2)
	2006(3)	2005(3)	2004(4)	2003(5)	2002(6)
Net income (loss) from continuing operations	$18.3	$67.3	$(402.3)	$(55.2)	$22.1
Provision for (benefit from) income taxes	8.1	21.3	(1.5)	(12.3)	38.0

Minority interest in income (loss) of majority owned subsidiaries	32.8	19.7	8.1	(1.5)	2.0

Equity in unremitted losses (earnings) of less than 50%-owned companies	—	—	—	0.3	0.1

Interest expense and related financing costs, including amortization of capitalized interest	74.1	56.6	112.6	17.5	22.3

Estimated amount of rental expense deemed to represent the interest factor	6.2	6.2	5.6	5.1	4.9

Income (loss) as adjusted	$139.5	$171.1	$(277.5)	$(46.1)	$89.4

Combined fixed charges and preferred stock dividends:
Interest expense and related financing costs, including capitalized interest	$74.2	$54.9	$100.7	$18.0	$21.8

Estimated amount of rental expense deemed to represent the interest factor	6.2	6.2	5.6	5.1	5.0

Fixed charges	80.4	61.1	106.3	23.1	26.8

Combined fixed charges and preferred stock dividends	$80.4	$61.1	$106.3	$23.1	$26.8

Ratio of earnings to fixed charges	1.74	2.80	(7)	(7)	3.34

Ratio of earnings to combined fixed charges and preferred stock dividends	1.74	2.80	(7)	(7)	3.34

(1)      Grace preferred stocks were retired in 1996.

(2)      Certain amounts have been restated to conform to the 2006 presentation.

(3)      Amounts in 2006 and 2005 contain provisions for environmental remediation of $30.0 million and $25.0 million, respectively.

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