Form 10-Q
period 2007-03-31
W R GRACE & CO
filed 2007-05-09
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

70,082,385 shares of Common Stock, $0.01 par value, were outstanding at April 30, 2007.

W. R. GRACE & CO. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Review by Independent Registered Public Accounting Firm

With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2007 and 2006, PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information.  Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim financial statements.  Accordingly, the degree of reliance on their report on the unaudited interim financial statements should be restricted in light of the limited nature of the review procedures applied.  This report is not considered a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of March 31, 2007, and the related consolidated statements of operations, cash flows, shareholders’ equity (deficit) and comprehensive income (loss) for each of the three-month periods ended March 31, 2007 and March 31, 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of operations, cash flows, shareholders’ equity (deficit) and comprehensive income (loss) for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006; and in our report dated March 1, 2007, we expressed (i) an unqualified opinion on those consolidated financial statements with an explanatory paragraph relating to the Company’s ability to continue as a going concern and, (ii) unqualified opinions on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and on the effectiveness of the Company’s internal control over financial reporting. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

May 9, 2007

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2007	2006

Net sales	$715.6	$658.6

Cost of goods sold, exclusive of depreciation and amortization shown separately below	478.7	437.8
Selling, general and administrative expenses, exclusive of net pension expense and depreciation and amortization shown separately below	127.5	129.0
Depreciation and amortization	27.6	28.1
Research and development expenses	17.8	14.9
Net pension expense	12.7	14.8
Interest expense and related financing costs	19.4	15.8
Chapter 11 expenses, net of interest income	17.8	8.7
Other (income) expense, net	(8.0)	(1.9)
	693.5	647.2

Income (loss) before income taxes and minority interest	22.1	11.4
Benefit from (provision for) income taxes	(14.9)	(4.5)
Minority interest in consolidated entities	(2.4)	(6.8)

Net income (loss)	$4.8	$0.1

Basic earnings (loss) per share:
Net income (loss)	$0.07	$0.00
Weighted average number of basic shares	69.4	67.0

Diluted earnings (loss) per share:
Net income (loss)	$0.07	$0.00
Weighted average number of diluted shares	70.5	67.3

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2007	2006

OPERATING ACTIVITIES
Net income (loss)	$4.8	$0.1
Reconciliation to net cash provided by (used for) operating activities:
Chapter 11 expenses, net of interest income	17.8	8.7
(Benefit from) provision for income taxes	14.9	4.5
Minority interest in consolidated entities	2.4	6.8
Depreciation and amortization	27.6	28.1
Interest accrued on pre-petition liabilities subject to compromise	19.1	15.4
Net (gain) loss on sales of investments and disposals of assets	(0.2)	1.8
Net pension expense	12.7	14.8
Payments under defined benefit pension arrangements	(32.4)	(13.3)
Payments under postretirement benefit plans	(0.2)	(2.2)
Net income from life insurance policies	(2.0)	(1.2)
Provision for uncollectible receivables	0.6	—
Expenditures for environmental remediation	(2.8)	(2.1)
Expenditures for retained obligations of divested businesses	(0.4)	(0.7)
Dividends paid to minority interests in consolidated entities	(11.8)	—
Changes in assets and liabilities, excluding effect of foreign currency translation:
Working capital items (trade accounts receivable, inventories and accounts payable)	(7.1)	(49.8)
Other accruals and non-cash items	(61.0)	(32.8)
Income taxes paid, net of refunds	(2.5)	(2.8)
Net cash provided by (used for) operating activities before Chapter 11 expenses and settlements	(20.5)	(24.7)
Cash paid to resolve contingencies subject to Chapter 11	(10.3)	—
Chapter 11 expenses paid	(18.2)	(12.4)
Net cash provided by (used for) operating activities	(49.0)	(37.1)

INVESTING ACTIVITIES
Capital expenditures	(24.1)	(24.1)
Net investment in life insurance policies	0.2	(0.2)
Proceeds from sales of investments and disposals of assets	0.7	0.1
Net cash provided by (used for) investing activities	(23.2)	(24.2)

FINANCING ACTIVITIES
Net (repayments) borrowings under credit arrangements	(1.1)	(0.2)
Fees under debtor-in-possession credit facility	(0.7)	(0.5)
Proceeds from exercise of stock options	14.2	2.0
Net cash provided by (used for) financing activities	12.4	1.3
Effect of currency exchange rate changes on cash and cash equivalents	2.8	0.7
Increase (decrease) in cash and cash equivalents	(57.0)	(59.3)
Cash and cash equivalents, beginning of period	536.3	474.7
Cash and cash equivalents, end of period	$479.3	$415.4

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Balance Sheets

(In millions, except par value and shares)	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$479.3	$536.3
Trade accounts receivable, less allowance of $7.1 (2006 - $6.6)	446.7	426.3
Inventories	306.8	284.6
Deferred income taxes	32.7	37.8
Other current assets	82.9	83.8
Total Current Assets	1,348.4	1,368.8

Properties and equipment, net of accumulated depreciation and amortization of $1,538.6 (2006 - $1,510.5)	665.8	664.5
Goodwill	117.1	116.5
Cash value of life insurance policies, net of policy loans	91.0	89.2
Deferred income taxes	724.2	728.5
Asbestos-related insurance	500.0	500.0
Overfunded defined benefit pension plans	49.2	38.4
Other assets	132.0	131.5
Total Assets	$3,627.7	$3,637.4

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$2.1	$3.3
Accounts payable	203.2	172.7
Other current liabilities	231.5	272.6
Total Current Liabilities	436.8	448.6

Debt payable after one year	0.2	0.2
Deferred income taxes	61.3	58.9
Minority interest in consolidated entities	55.6	65.0
Underfunded defined benefit pension plans	339.9	349.6
Other liabilities	41.0	43.3
Total Liabilities Not Subject to Compromise	934.8	965.6

Liabilities Subject to Compromise – Note 2	3,215.1	3,221.6
Total Liabilities	4,149.9	4,187.2

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 2007 – 69,830,835 (2006 – 68,915,022)	0.8	0.8
Paid-in capital	427.1	423.8
Accumulated deficit	(480.6)	(487.6)
Treasury stock, at cost: shares: 2007 – 7,148,925; (2006 – 8,064,738)	(85.1)	(96.0)
Accumulated other comprehensive income (loss)	(384.4)	(390.8)
Total Shareholders’ Equity (Deficit)	(522.2)	(549.8)
Total Liabilities and Shareholders’ Equity (Deficit)	$3,627.7	$3,637.4

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

(In millions)	Common Stock and Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2006	$424.6	$(487.6)	$(96.0)	$(390.8)	$(549.8)
Cumulative effect of adoption of FASB Interpretation No. 48 (Note 4)	—	2.2	—	—	2.2
Balance, January 1, 2007	$424.6	$(485.4)	$(96.0)	$(390.8)	$(547.6)
Net income (loss)	—	4.8	—	—	4.8
Stock plan activity	3.3	—	10.9	—	14.2
Other comprehensive income (loss)	—	—	—	6.4	6.4
Balance, March 31, 2007	$427.9	$(480.6)	$(85.1)	$(384.4)	$(522.2)

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(In millions)	2007	2006

Net income (loss)	$4.8	$0.1

Other comprehensive income (loss):
Foreign currency translation adjustments	5.7	1.0
Gain (loss) from hedging activities, net of income taxes	1.1	(0.6)
Defined benefit pension and other postretirement plans, net of income taxes (see Note 11)	(0.4)	—
Total other comprehensive income (loss)	6.4	0.4
Comprehensive income (loss)	$11.2	$0.5

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

Basis of Presentation – The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company’s 2006 Annual Report on Form 10-K.  Such interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature. Potential accounting adjustments discovered during normal reporting and accounting processes are evaluated on the basis of materiality, both individually and in the aggregate, and are recorded in the accounting period discovered, unless a restatement of a prior period is necessary. All significant intercompany accounts and transactions have been eliminated.

The results of operations for the three-month interim period ended March 31, 2007 are not necessarily indicative of the results of operations for the year ending December 31, 2007.

Reclassifications – Certain amounts in prior years’ Consolidated Financial Statements have been reclassified to conform to the 2007 presentation.  Such reclassifications have not materially affected previously reported amounts in the Consolidated Financial Statements.

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

•                  Contingent liabilities which depend on an assessment of the probability of loss and an estimate of ultimate resolution cost, such as asbestos-related matters (see Notes 2 and 3), environmental remediation (see Note 12), income taxes (see Note 4), and litigation (see Note 12);

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

Effect of New Accounting Standards – In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in tax returns.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Grace adopted FIN 48 effective in the first quarter of 2007.  See Note 4 for a discussion of the impact of the adoption of FIN 48.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 is effective for the first quarter of 2008, and Grace is currently evaluating the impact on its financial statements of adopting SFAS No. 159.

In September 2006, the FASB Emerging Issues Task Force (“EITF”) promulgated Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  This Issue specifies that if a company provides a benefit to an employee under an endorsement split-dollar life insurance arrangement that extends to postretirement periods, it would have to recognize a liability and related compensation costs.  In November 2006, the EITF promulgated Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangement.”  EITF 06-10, among other things, extends the guidance in EITF 06-4 to collateral assignment split-dollar life insurance arrangements.  Grace will adopt EITF 06-4 and EITF 06-10 effective in the first quarter of 2008, and has not yet assessed the estimated impact of these Issues on its Consolidated Financial Statements.

In September 2006, the EITF promulgated Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”   Companies can choose to purchase life insurance policies to fund the cost of employee benefits or to protect against the loss of key persons, and receive tax-free death benefits.  These policies are commonly referred to as corporate-owned life insurance (COLI).  This Issue clarifies whether the policyholder should consider additional amounts from the policy other than the cash surrender value in determining the amount that could be realized under the insurance contract, or whether a policyholder should consider the contractual ability to surrender all individual life policies at the same time in determining the amount that could be realized under the insurance contract.  Grace adopted EITF 06-5 effective in the first quarter of 2007, and it had no impact on the Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Grace will adopt SFAS No. 157 effective in the first quarter of 2008, and has not yet assessed the estimated impact on its Consolidated Financial Statements.

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

Under the terms of the Plan, a trust would be established under Section 524(g) of the Bankruptcy Code to which all pending and future asbestos-related claims would be channeled for resolution.  The Plan contemplates that the Bankruptcy Court will conduct hearings to determine, among other things, the amount that would need to be paid into the trust on the effective date of the Plan to satisfy Grace’s asbestos-related liabilities and trust administration costs and expenses over time. The Plan provides that Grace’s asbestos-related liabilities would be satisfied using cash and securities from Grace and third parties.

The Plan will become effective only after a vote of eligible creditors and with the approval of the Bankruptcy Court and the U.S. District Court for the District of Delaware. Votes on the Plan may not be solicited until the Bankruptcy Court approves the disclosure statement. The Bankruptcy Court has currently deferred consideration of the disclosure statement and Plan until after completion of hearings on the amount of Grace’s asbestos-related liability. The Debtors have received extensions of their exclusive right to propose a plan of reorganization and solicit acceptances of that plan through July 23, 2007.  The committees representing asbestos claimants and the future claimants’ representative have appealed the extension of exclusivity to the Third Circuit Court of Appeals.

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

Personal injury claims that meet specified exposure and medical criteria (Personal Injury-Symptomatic Eligible or “PI-SE” Claims) – In order to qualify for this class, claimants would have to prove that their health is impaired from meaningful exposure to asbestos-containing products formerly manufactured by Grace.

Personal injury claims that do not meet the exposure and medical criteria necessary to qualify as PI-SE Claims (Personal Injury-Asymptomatic and Other or “PI-AO” Claims) – This class would contain all asbestos-related personal injury claims against Grace that do not meet the specific requirements to be PI-SE Claims, but do meet certain other specified exposure and medical criteria.

Property damage claims, including claims related to ZAI (“PD Claims”) – In order to qualify for this class, claimants would have to prove Grace liability for loss of property value or remediation costs related to products formerly manufactured by Grace that claimants allege contained asbestos.

Trust administration costs and legal expenses

The pending asbestos-related legal proceedings are described in “Asbestos-Related Litigation” (see Note 3). The claims arising from such proceedings would be subject to this classification process as part of the Plan.

The Bankruptcy Court has entered separate case management orders for estimating liability for pending and future personal injury claims and adjudicating pending property damage claims, excluding ZAI claims. Trial dates for estimating liability for personal injury claims are currently scheduled to begin in the fall of 2007.  Hearings for the adjudication of various issues regarding property damage claims are scheduled for the second quarter of 2007.  The Debtors expect that the estimated liability for all asbestos-related claims may provide the basis for determining the amount to be paid into a trust on the effective date of a plan of reorganization.

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

The PI-SE Claims, the PD Claims and the related trust administration costs and expenses would be funded with (1) a payment of $512.5 million in cash (plus interest at 5.5% compounded annually from December 21, 2002) and 18 million shares (reflecting a recent two-for-one stock split) of common stock of Sealed Air Corporation (“Sealed Air”) to be made directly by Cryovac, Inc., a wholly owned subsidiary of Sealed Air (“Cryovac”), to the asbestos trust pursuant to the terms of a settlement agreement resolving asbestos-related, successor liability and fraudulent transfer claims against Sealed Air and Cryovac and (2) Grace common stock. The number of shares of Grace common stock required to satisfy these claims will depend on the price of Grace common stock on the effective date of the Plan, liability measures approved by the Bankruptcy Court, and the value of the Sealed Air settlement, which changes daily with the accrual of interest and the trading value of Sealed Air common stock. The Sealed Air settlement agreement has been approved by the Bankruptcy Court, but remains subject to the fulfillment of specified conditions.

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

Other Claims

The Plan provides that all allowed administrative or priority claims would be paid 100% in cash and all general unsecured claims, other than those covered by the asbestos trust, would be paid 85% in cash and 15% in Grace common stock. Grace estimates that claims with a recorded value of approximately $1,257 million, including interest accrued through March 31, 2007, would be satisfied in this manner at the effective date of the Plan. Grace would finance these payments with cash on hand, cash from Fresenius Medical Care Holdings, Inc. (“Fresenius”) paid in settlement of asbestos and other Grace-related claims, new Grace debt, and Grace common stock.  Grace would satisfy other non-asbestos related liabilities and claims (primarily certain environmental, tax, pension and retirement medical obligations) as they become due and payable over time using cash flow from operations, insurance proceeds from policies and settlement agreements covering asbestos-related liabilities, and new credit facilities. Proceeds from available product liability insurance applicable to asbestos-related claims would supplement operating cash flow to service new debt and liabilities not paid on the effective date of the Plan.

Effect on Grace Common Stock

The Plan provides that Grace common stock will remain outstanding at the effective date of the Plan, but that the interests of existing shareholders would be subject to dilution by additional shares of common stock issued under the Plan. In addition, in order to preserve significant tax benefits from net operating loss carryforwards (“NOLs”) and certain future deductions, which are subject to elimination or limitation in the event of a change in control (as defined by the Internal Revenue Code) of Grace, the Plan places restrictions on the purchase of Grace common stock. The restrictions would prohibit (without the consent of Grace), for a period of three years after the effective date of the Plan, a person or entity from acquiring more than 4.75% of the outstanding Grace common stock or, for those persons already holding more than 4.75%, prohibit them from increasing or decreasing their holdings. The Bankruptcy Court has approved the trading restrictions described above, excluding the restriction on sales, until the effective date of the Plan.

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

Approximately 7,000 of the non-asbestos related claims involve claims by employees or former employees for future retirement benefits such as pension and retiree medical coverage. Grace views most of these claims as contingent and has proposed a plan of reorganization that would retain such benefits. These claims include claims for payment of goods and services, taxes, product warranties, principal and interest under pre-petition credit facilities, amounts due under leases and other contracts, leases and other executory contracts rejected in the Bankruptcy Court, environmental remediation, pending non-asbestos-related litigation, and non-asbestos-related personal injury.  Claims for indemnification or contribution to actual or potential codefendants in asbestos-related and other litigation were also filed.

The Debtors have analyzed the claims filed pursuant to the March 31, 2003 bar date and have found that many are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of March 31, 2007, of the approximately 4,000 asbestos property damage claims filed, approximately 3,375 claims have been expunged or withdrawn by claimants, leaving approximately 625 claims to be addressed through the property damage case management order approved by the Bankruptcy Court.  As of March 31, 2007, of the approximately 3,250 non-asbestos claims filed, approximately 1,450 claims have been expunged or withdrawn by claimants, approximately 1,100 claims have been resolved, and an additional approximately 700 claims are to be addressed through the claims objection process and the dispute resolution procedures approved by the Bankruptcy Court.

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

On November 29, 2002, Sealed Air (and Cryovac) and Fresenius each announced that they had reached agreements in principle with such Committees to settle asbestos, successor liability and fraudulent transfer claims related to such transactions (the “litigation settlement agreements”). Under the terms of the Fresenius settlement, subject to the fulfillment of certain conditions, Fresenius would pay $115.0 million to the Debtors’ estate as directed by the Bankruptcy Court upon confirmation of the Debtors’ plan of reorganization. In July 2003, the Fresenius settlement was approved by the Bankruptcy Court. Under the terms of the Sealed Air settlement, subject to the fulfillment of certain conditions, Cryovac would make a payment of $512.5 million (plus interest at 5.5% compounded annually, commencing on December 21, 2002) and nine million shares (now 18 million shares to reflect a recent two-for-one stock split) of Sealed Air common stock (collectively valued at $1,213.2 million as of March 31, 2007), as directed by the Bankruptcy Court upon confirmation of the Debtors’ plan of reorganization. In June 2005, the Sealed Air settlement was approved by the Bankruptcy Court.

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

Pursuant to SOP 90-7, Grace’s pre-petition and future liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of March 31, 2007, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation, and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.  Grace presents reorganization items as “Chapter 11 expenses, net of interest income,” a separate caption in its Consolidated Statements of Operations.

Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the litigation settlements with

Sealed Air and Fresenius, as such agreements are subject to conditions which, although expected to be met, have not been satisfied and confirmed by the Bankruptcy Court. The value available under these litigation settlement agreements as measured at March 31, 2007, was $1,328.2 million comprised of $115.0 million in cash from Fresenius and $1,213.2 million in cash and stock from Cryovac. Payments under the Sealed Air settlement will be made directly to the asbestos trust by Cryovac, and will be accounted for as a satisfaction of a portion of Grace’s recorded asbestos-related liability and a credit to shareholders’ equity.

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

Components of liabilities subject to compromise are as follows:

(In millions)	March 31, 2007	December 31, 2006

Debt, pre-petition plus accrued interest	$755.5	$739.5
Asbestos-related liability	1,700.0	1,700.0
Income taxes(1)	101.7	141.2
Environmental remediation	358.3	361.1
Postretirement benefits other than pension	73.8	72.7
Unfunded special pension arrangements	96.0	95.6
Retained obligations of divested businesses	31.9	18.0
Accounts payable	31.7	31.7
Other accrued liabilities	75.6	71.2
Reclassification to current liabilities(2)	(9.4)	(9.4)
Total Liabilities Subject to Compromise	$3,215.1	$3,221.6

(1)       Amounts as of March 31, 2007 and December 31, 2006 are net of expected refunds of $56.9 million and $15.0 million, respectively.

(2)       As of March 31, 2007 and December 31, 2006, approximately $9.4 million of certain pension and postretirement benefit obligations subject to compromise have been presented in other current liabilities in the Consolidated Balance Sheet in accordance with SFAS No. 158.

Note that the unfunded special pension arrangements reflected above exclude non-U.S. pension plans and qualified U.S. pension plans that became underfunded subsequent to the Filing. Contributions to qualified U.S. pension plans are subject to Bankruptcy Court approval.

Change in Liabilities Subject to Compromise

Set forth below is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through March 31, 2007.

(In millions)	Cumulative Since Filing
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Resolution of contingencies subject to Chapter 11	(130.0)
Other court orders including employee wages and benefits, sales and use tax, and customer programs	(332.9)
Expense/(income) items:
Interest on pre-petition liabilities	294.0
Employee-related accruals	36.9
Provision for asbestos-related contingencies	744.8
Provision for estimate of environmental contingencies	295.6
Provision for income tax contingencies	(9.4)
Balance sheet reclassifications	(35.1)
Balance, end of period	$3,215.1

Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court’s allowance of contingent or disputed claims.

For the holders of pre-petition bank credit facilities, beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rates for the quarters ended March 31, 2007 and 2006 were 8.25% and 7.43%, respectively.  From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly.

For the holders of claims who, but for the Chapter 11 filing, would be entitled under a contract or otherwise to accrue or be paid interest on such claim in a non-default (or non-overdue payment) situation under applicable non-bankruptcy law, Grace accrues interest at the rate provided in the contract between the Grace entity and the claimant or such rate as may otherwise apply under applicable non-bankruptcy law.

For all other holders of allowed general unsecured claims, Grace accrues interest at a rate of 4.19% per annum, compounded annually.

Chapter 11 Expenses

	Three Months Ended March 31,
(In millions)	2007	2006
Legal and financial advisory fees	$20.1	$10.8
Interest income	(2.3)	(2.1)
Chapter 11 expenses, net	$17.8	$8.7

Pursuant to SOP 90-7, interest income earned on the Debtors’ cash balances must be offset against Chapter 11 expenses.

Condensed Financial Information of the Debtors

W. R. Grace & Co. – Chapter 11 Filing Entities
Debtor-in-Possession Statements of Operations

	Three Months Ended March 31,
(In millions)	2007	2006
Net sales, including intercompany	$354.5	$353.8
Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	259.2	274.1
Selling, general and administrative expenses, exclusive of net pension expense shown separately below	73.0	81.4
Research and development expenses	11.1	9.9
Depreciation and amortization	13.6	14.5
Net pension expense	9.1	10.7
Interest expense and related financing costs	19.3	15.7
Other (income) expense, net	(12.0)	(8.9)
Chapter 11 expenses, net of interest income	17.7	8.7
	391.0	406.1
Income (loss) before income taxes and equity in net income of non-filing entities	(36.5)	(52.3)
Benefit from (provision for) income taxes	3.4	11.1
Income (loss) before equity in net income of non-filing entities	(33.1)	(41.2)
Equity in net income of non-filing entities	37.9	41.3
Net income (loss)	$4.8	$0.1

W. R. Grace & Co. – Chapter 11 Filing Entities
Debtor-in-Possession Condensed Statements of Cash Flows

	Three Months Ended March 31,
(In millions)	2007	2006
Operating Activities
Net income (loss)	$4.8	$0.1
Reconciliation to net cash provided by (used for) operating activities:
Chapter 11 expenses, net of interest income	17.7	8.7
(Benefit from) provision for income taxes	(3.4)	(11.1)
Equity in net income of non-filing entities	(37.9)	(41.3)
Other non-cash items, net	30.5	28.5
Contributions to defined benefit pension plans	(17.5)	(10.0)
Cash paid to resolve contingencies subject to Chapter 11	(10.3)	—
Chapter 11 expenses paid	(18.2)	(12.4)
Changes in other assets and liabilities, excluding the effect of businesses acquired/divested	(58.9)	(59.5)
Net cash provided by (used for) operating activities	(93.2)	(97.0)

Investing Activities
Capital expenditures	(15.9)	(19.1)
Loan repayments and other	59.2	17.7
Net cash provided by (used for) investing activities	43.3	(1.4)

Net cash provided by (used for) financing activities	13.5	1.5

Net increase (decrease) in cash and cash equivalents	(36.4)	(96.9)
Cash and cash equivalents, beginning of period	233.8	269.2
Cash and cash equivalents, end of period	$197.4	$172.3

W. R. Grace & Co. – Chapter 11 Filing Entities
Debtor-in-Possession Balance Sheets

(In millions)	March 31, 2007	December 31, 2006
ASSETS
Current Assets

Cash and cash equivalents	$197.4	$233.8
Trade accounts receivable, net	121.9	117.9
Receivables from non-filing entities, net	73.9	53.2
Inventories	88.5	72.9
Other current assets	52.3	60.9
Total Current Assets	534.0	538.7

Properties and equipment, net	395.1	394.5
Cash value of life insurance policies, net of policy loans	91.0	89.2
Deferred income taxes	682.2	687.1
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	213.7	237.7
Investment in non-filing entities	648.1	660.3
Other assets	92.5	90.8
Total Assets	$3,156.6	$3,198.3

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities	$178.8	$212.0
Minority interest in consolidated entities	48.8	58.4
Other liabilities	236.1	256.1
Total Liabilities Not Subject to Compromise	463.7	526.5

Liabilities Subject to Compromise	3,215.1	3,221.6
Total Liabilities	3,678.8	3,748.1

Shareholders’ Equity (Deficit)	(522.2)	(549.8)

Total Liabilities and Shareholders’ Equity (Deficit)	$3,156.6	$3,198.3

In addition to Grace’s financial reporting obligations as prescribed by the U.S. Securities and Exchange Commission (“SEC”), the Debtors are also required, under the rules and regulations of the Bankruptcy Code, to periodically file certain statements and schedules and a monthly operating report with the Bankruptcy Court. This information is available to the public through the Bankruptcy Court. This information is prepared in a format that may not be comparable to information in Grace’s quarterly and annual financial statements as filed with the SEC. The monthly operating reports are not audited, do not purport to represent the financial position or results of operations of Grace on a consolidated basis, and should not be relied on for such purposes.

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

Approximately 4,300 additional property damage claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Such claims were reviewed in detail by Grace, categorized into claims with sufficient information to be evaluated or claims that require additional information and, where sufficient information existed, the estimated cost of resolution was considered as part of Grace’s recorded asbestos-related liability. (Approximately 200 claims did not contain sufficient information to permit an evaluation.) Grace has objected to virtually all property damage claims on a number of different bases, including: no authorization to file a claim; the claim was previously settled or adjudicated; no or insufficient documentation; failure to identify a Grace product; the expiration of the applicable statute of limitations and/or statute of repose, and/or laches; and a defense that the product in place is not hazardous. As of April 30, 2007, following the reclassification, withdrawal or expungement of claims, approximately 519 property damage claims remain outstanding.

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

Based on Grace’s investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that the product was and continues to be safe for its intended purpose and poses little or no threat to human health. The plaintiffs in the ZAI lawsuits (and the U.S. government in the Montana criminal proceeding described in Note 12) dispute Grace’s position on the safety of ZAI. On October 18, 2004, the Bankruptcy Court held a hearing on motions filed by the parties to address a number of important legal and factual issues regarding the ZAI claims.  On December 14, 2006, the Bankruptcy Court issued an opinion and order holding that, although ZAI is contaminated with asbestos and can release asbestos fibers when disturbed, there is no unreasonable risk of harm from ZAI.  The ZAI claimants intend to appeal such opinion and order.  The Bankruptcy Court has scheduled a conference in May 2007 to consider whether any of the claimant’s theories of liability still need to be addressed and what claims, if any, may still remain.  Grace’s recorded asbestos-related liability at March 31, 2007 assumes the risk of loss from ZAI litigation is not probable.  If Grace’s view as to risk of loss is not sustained, management believes the cost to resolve the matter would be material.

Personal Injury Litigation – Asbestos personal injury claimants allege adverse health effects from exposure to asbestos-containing products formerly manufactured by Grace.  Historically, Grace’s cost to resolve such claims has been influenced by numerous variables, including the nature of the disease alleged, product identification, proof of exposure to a Grace product, negotiation factors, the solvency of other former producers of asbestos containing products, cross-claims by co-defendants, the rate at which new claims are filed, the jurisdiction in which the claims are filed, and the defense and disposition costs associated with these claims.

Cumulatively through the Filing Date, 16,354 asbestos personal injury lawsuits involving approximately 35,720 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved) and approximately 55,489 lawsuits involving approximately 163,698 claims were disposed of (through settlements and judgments) for a total of $645.6 million.  As of the Filing Date, 129,191 claims for personal injury were pending against Grace. Grace believes that a substantial number of additional personal injury claims would have been received between the Filing Date and March 31, 2007 had such claims not been stayed by the Bankruptcy Court.

Asbestos-Related Liability – The total recorded asbestos-related liability as of March 31, 2007 and December 31, 2006 was $1,700.0 million and is included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheets.  Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on its proposed plan of reorganization as discussed in Note 2. The amount recorded at March 31, 2007 and December 31, 2006 includes the $1,613 million maximum amount reflected as a condition precedent to the Plan and $87 million related to pre-Chapter 11 contractual settlements and judgments included in general unsecured claims.

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

The Bankruptcy Court has entered separate case management orders for estimating liability for pending and future personal injury claims and adjudicating pending property damage claims, excluding ZAI claims.  Trial dates for estimating liability for personal injury claims are currently scheduled to begin in the fall of 2007.  Hearings for the adjudication of various issues regarding property damage claims are scheduled for the second quarter of 2007.   The Debtors expect that the estimated liability will provide the basis for determining the Funding Amount to be paid into the trust on the effective date of the Plan.

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

Grace is cataloguing, analyzing and reconciling the information furnished with the proofs of claim and questionnaires.  Grace expects that the estimation process for personal injury claims will include the compilation of data from the questionnaires, review and analysis of such data by experts, the preparation of expert reports, including estimates of the number of personal injury claims expected to be filed in the future, and depositions of witnesses and other pretrial discovery proceedings. Grace expects the process to conclude with the estimation hearing that is currently scheduled to begin in the fall of 2007.  Grace expects to adjust its recorded asbestos-related liability as necessary to reflect rulings made by the Bankruptcy Court following the estimation trial after consideration of all evidence presented by Grace, the official committees and the representative of future asbestos claimants; such adjustments may be material.

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

However, as Grace is willing to proceed with confirmation of the Plan with a Funding Amount of up to $1,613 million (assuming that other conditions precedent to confirmation of the Plan are satisfied, including the availability of the payment from Cryovac directly to the asbestos trust under the settlement agreement described in Note 2), Grace’s recorded asbestos-related liability reflects the maximum amount allowed as a condition precedent under the Plan. This amount, plus $87.0 million for pre-Chapter 11 contractual settlements and judgments, brings the total recorded asbestos-related liability as of March 31, 2007 and December 31, 2006 to $1,700 million. Any differences between the Plan as filed and as approved for confirmation could fundamentally change the accounting measurement of Grace’s asbestos-related liability and that change could be material.

Insurance Rights – Grace previously purchased insurance policies that provided coverage for years 1962 to 1985 with respect to asbestos-related lawsuits and claims. For the most part, coverage for years 1962 through 1972 has been exhausted, leaving coverage for years 1973 through 1985 available for pending and future asbestos claims.  Since 1985, insurance coverage for asbestos-related liabilities has not been commercially available to Grace.

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

In November 2006, Grace entered into a settlement agreement with an underwriter of a portion of its excess insurance coverage. The insurer paid a settlement amount of $90.0 million directly to an escrow account for the benefit of the holders of claims for which Grace was provided coverage under the affected policies.  The escrow account balance at March 31, 2007 approximated $91.4 million, including interest earned on the account. Funds will be distributed from this account directly to claimants at the direction of the escrow agent pursuant to the terms of a confirmed plan of reorganization or as otherwise ordered by the Bankruptcy Court.  Grace will record the amount in the escrow account as an asset and reduce its asbestos insurance receivable balance when all contingencies for the release of such amount are satisfied.

As of March 31, 2007, including the settlement discussed above and after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements, there remains approximately $917 million of excess coverage from 55 presently solvent insurers. Grace estimates that, assuming the resolution value of asbestos-related claims equal to the recorded liability of $1,700 million (which should fund claim payments in excess of $2 billion), it should be entitled to approximately $500 million of insurance recovery.  This amount was determined by estimating the aggregate and per year payout for claims over time and applying the expected insurance recovery factor to such claims. However, the ultimate amount of insurance recovered on such claims will depend on a number of factors that can only be determined at the time claims are paid including: the nature of the claim (PI, PD or ZAI), the relevant exposure years, the timing of payment, the solvency of insurers and the legal status of policy rights. Accordingly, Grace’s recorded estimate of insurance recovery may differ materially from actual amounts received.

4.              Income Taxes

As disclosed in Note 1, Grace adopted FIN 48 as of January 1, 2007. Under FIN 48, Grace may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

The effect of the implementation of FIN 48 was to reduce Grace’s accumulated deficit as of January 1, 2007 by $2.2 million. This amount primarily reflected recognition of U.S. federal tax benefits relating to certain expenses incurred in defense of creditor claims and various alternative minimum tax benefits arising from prior year audits, offset by certain increases to reserves on foreign income and undistributed foreign earnings.  The amount of unrecognized tax benefits at January 1, 2007 was

$200.2 million. If this amount were recognized it would affect Grace’s effective tax rate.  However, to the extent that such recognition involves an increase in U.S. net operating losses, an additional tax charge could be required on undistributed foreign earnings. The $200.2 million of unrecognized tax benefits includes $45.0 million related to the deduction of certain capital losses in Grace’s 1999 U.S. tax return, as further described below, the benefit of which has not been recorded by Grace for financial reporting purposes.

Grace accrues potential interest and any associated penalties related to uncertain tax positions in “benefit from (provision for) income taxes” in the Consolidated Statements of Operations. The total amount of interest and penalties (on a gross basis) accrued on uncertain tax positions as of January 1, 2007 was $59.1 million. During the three months ended March 31, 2007, Grace accrued additional gross interest and penalties of $2.7 million.

Grace files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. In many cases, Grace’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by major jurisdiction:

Tax Jurisdiction	Examination in Progress	Examination Not Yet Initiated
United States (1) (2)	1993-2004	2005-2006
Germany (1)	1998-2001	2002-2006
United Kingdom	None	2005-2006
Singapore	None	2002-2006
France	None	2004-2006
Italy	None	2000-2006

(1)       Includes federal as well as state, provincial or local jurisdictions, as applicable.

(2)       In the U.S., the IRS is currently examining tax years 2002-2004.  Tax years 1993-1996 and 1997-2001 have been examined and partially resolved and there are still pending issues in appeals or pending legal proceedings as described below.

Based upon the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that there may be a material change to Grace’s aggregate recorded liabilities for uncertain tax positions in the next twelve months with respect to the following matters:

1)                                      With respect to the 1993-1996 federal income tax audit there is one issue outstanding related to $7.0 million of research and experimentation credits that the Internal Revenue Service (“IRS”) is challenging.  Grace is currently engaged in settlement discussions with the IRS regarding this matter.

2)                                      With respect to the IRS examination of the 1997-2001 tax years, Grace has received revised examination reports from the IRS, which include the review of losses carried back to 1988-1989 (collectively, the “Examination Reports”) asserting, in the aggregate, approximately $32.5 million of net additional tax plus accrued interest.  The most significant issue addressed in the Examination Reports concerns the carryback of a specified liability loss from the 1998 tax period to the 1989 taxable year.  On March 22, 2007, Grace received a Notice of Deficiency with respect to the carryback of the specified liability loss and certain other issues.  Grace expects to commence tax court litigation to resolve the issues relating to the Notice of Deficiency.  Another unresolved issue relates to the 1999 recognition of a capital loss on the disposal of shares of a company formed to assist Grace with its environmental remediation needs.  The amount at issue is $45 million and Grace is defending its position administratively through the IRS appeals process.

3)                                      With respect to losses arising in the years 1997-2002 eligible for carryback, Grace filed refund claims for previous years totaling $51.6 million.  Grace’s right to receive these refunds is not dependent on the outcome of the R&E credits or the specified liability loss carryback issues described above.  These refund claims may effectively reduce the amount of interest exposure in Grace’s recorded liabilities.  However, Grace cannot currently estimate the ultimate impact of these specific items or others that may result from audit resolution or statute of limitations expiration.

Other Tax Matters

In January 2007, Grace settled with the IRS on the matter related to federal income tax withholding and Federal Insurance Contributions Act taxes for calendar years 1993 through 1998 of a Grace subsidiary that formerly operated a temporary staffing business for health care personnel. Grace paid a $13.0 million settlement and received an indemnification payment of approximately $2.7 million from its former partner in the business.

As of March 31, 2007, Grace had $279.7 million in U.S. net operating loss (“NOL”) carryforwards.  As reflected in Grace’s accrual related to future foreign earnings repatriations, Grace anticipates the utilization of these NOLs to reduce the tax cost of future dividends from its non-U.S. affiliates.  Grace anticipates generating additional NOLs upon emergence from bankruptcy as contemplated in the Plan.  Because Grace did not pay a significant amount of U.S. taxes in prior years and/or has already received or applied for tax refunds from available NOL carryback years, it expects to carryforward most of its NOLs after emergence from bankruptcy. Under federal income tax law, a corporation is generally permitted to carryforward NOLs for a 20-year period for deduction against future taxable income. Grace’s ability to deduct NOL carryforwards could be significantly limited if it were to undergo an ownership change during or as a result of the Chapter 11 proceeding.  During the course of the bankruptcy proceeding, the Bankruptcy Court entered an order that places certain limitations on trading in Grace common stock or options convertible into Grace common stock.  Pursuant to these limitations, Grace intends to object to any purchase of Grace common stock or options that would potentially contribute to an ownership change.  However, Grace can provide no assurance that these limitations will prevent an ownership change or that its ability to utilize net operating loss carryforwards will not be significantly limited as a result of Grace’s reorganization.

5.              Other (Income) Expense

Components of other (income) expense are as follows:

Other (Income) Expense

	Three Months Ended March 31,
(In millions)	2007	2006
COLI income, net	$(2.0)	$(1.2)
Interest income	(2.1)	(1.4)
Net (gain) loss on sales of investments and disposals of assets	(0.2)	1.8
Currency translation – intercompany loan	(2.8)	(3.0)
Value of currency contracts	2.1	2.8
Other currency transaction effects	0.4	1.0
Cash received on previously written off receivable	(0.9)	—
Other miscellaneous income	(2.5)	(1.9)
Total other (income) expense	$(8.0)	$(1.9)

6.              Other Balance Sheet Accounts

(In millions)	March 31, 2007	December 31, 2006
Inventories
Raw materials	$75.6	$59.6
In process	39.2	41.4
Finished products	212.2	189.8
General merchandise	33.6	35.6
Less: Adjustment of certain inventories to a last-in/first-out (LIFO) basis	(53.8)	(41.8)
	$306.8	$284.6
Other Assets
Deferred charges	$40.1	$38.1
Long-term receivables, less allowances of $0.5 (2006 - $0.5)	8.1	7.9
Patents, licenses and other intangible assets, net	83.2	84.9
Investments in unconsolidated affiliates and other	0.6	0.6
	$132.0	$131.5
Other Current Liabilities
Accrued compensation	$59.7	$90.4
Deferred tax liability	7.2	6.7
Customer volume rebates	24.6	41.8
Accrued commissions	9.4	13.5
Accrued reorganization fees	26.5	24.9
Income tax payable	18.0	13.9
Other accrued liabilities	86.1	81.4
	$231.5	$272.6
Other Liabilities
Long-term self insurance reserve	$8.0	$8.0
Retained obligations of divested businesses	5.3	5.3
Long-term incentive compensation	5.6	12.2
Other accrued liabilities	22.1	17.8
	$41.0	$43.3

Accrued compensation in the table above includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

7.              Life Insurance

Grace is the beneficiary of life insurance policies on certain current and former employees with a net cash surrender value of $91.0 million and $89.2 million at March 31, 2007 and December 31, 2006, respectively. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years.

The following tables summarize activity in these policies for the three months ended March 31, 2007 and 2006, and the components of net cash value at March 31, 2007 and December 31, 2006:

Life Insurance – Activity Summary

	Three Months Ended March 31,
(In millions)	2007	2006
Earnings on policy assets	$1.9	$1.6
Interest on policy loans	0.1	(0.4)
Policy loan repayments	—	—
Proceeds from termination of life insurance policies	—	—
Net investing activity	(0.2)	0.2
Change in net cash value	$1.8	$1.4
Tax-free proceeds received	$—	$0.1

Components of Net Cash Value

	March 31,	December 31,
(In millions)	2007	2006
Gross cash value	$116.4	$114.7
Principal – policy loans	(24.5)	(25.0)
Accrued interest – policy loans	(0.9)	(0.5)
Net cash value	$91.0	$89.2
Insurance benefits in force	$197.5	$197.9

Grace’s financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

8.              Debt

Components of Debt

(In millions)	March 31, 2007	December 31, 2006
Debt payable within one year
Other short-term borrowings	$2.1	$3.3

Debt payable after one year
DIP facility	$—	$—
Other long-term borrowings	0.2	0.2
	$0.2	$0.2

Debt Subject to Compromise
Bank borrowings	$500.0	$500.0
Other borrowings	15.0	13.8
Accrued interest	240.5	225.7
	$755.5	$739.5
Annualized weighted average interest rates on total debt	8.2%	7.9%

In April 2001, the Debtors entered into the DIP facility for a two-year term in the aggregate amount of $250 million. The DIP facility is secured by a priority lien on substantially all assets of the Debtors with the exclusion of the capital stock of non-U.S. subsidiaries, and bears interest based on the London Interbank Offered Rate (LIBOR). The Debtors have extended the term of the DIP facility through April 1, 2008. Grace had no outstanding borrowings under the DIP facility as of March 31, 2007 and December 31, 2006; however, $49.0 million and $55.4 million of standby letters of credit were issued and outstanding under the facility as of March 31, 2007 and December 31, 2006, respectively. The letters of credit, which reduce available funds under the facility, were issued primarily for trade-related matters such as performance bonds, and certain insurance and environmental matters.

In January 2007, Grace’s principal German subsidiary entered into a line of credit arrangement with a German financing company in the maximum aggregate amount of €50.0 million secured by the accounts receivable of the German subsidiary.  The financing arrangement will terminate on December 31, 2009, and includes financing costs based on the EURIBOR rate of interest, plus a minimum annual fee. The line was secured to provide liquidity for either Grace’s plan of reorganization or to fund growth in that region.  Grace has not drawn on this line of credit to date.  As of March 31, 2007, Grace had access to approximately €53.9 million in available credit under various non-U.S. credit facilities (equivalent to $71.9 million).

9.              Shareholders’ Equity (Deficit)

Under its Certificate of Incorporation, the Company is authorized to issue 300,000,000 shares of common stock, $0.01 par value. Of the common stock unissued at March 31, 2007, approximately 3,666,029 shares were reserved for issuance pursuant to stock options and other stock incentives. Since the Filing Date, Grace has not granted any stock options. During the quarter ended March 31, 2007, 915,813 stock options were exercised for aggregate proceeds of $14.2 million.

For additional information, see Notes 15 and 17 to the Consolidated Financial Statements in Grace’s 2006 Form 10-K.

10.             Earnings (Loss) Per Share

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share.

Earnings (Loss) Per Share

(In millions, except per share	Three Months Ended March 31,
amounts)	2007	2006
Numerators
Net income (loss)	$4.8	$0.1
Denominators
Weighted average common shares – basic calculation	69.4	67.0
Dilutive effect of employee stock options	1.1	0.3
Weighted average common shares – diluted calculation	70.5	67.3
Basic earnings (loss) per share	$0.07	$0.00
Diluted earnings (loss) per share	$0.07	$0.00

Stock options that could potentially dilute basic earnings (loss) per share (that were excluded from the computation of diluted earnings (loss) per share because their exercise prices were greater than the average market price of the common shares) averaged approximately 5.7 million for the three months ended March 31, 2006.  In comparison, there were no anti-dilutive options outstanding for the three months ended March 31, 2007.

11.             Comprehensive Income (Loss)

The following tables present the pre-tax, tax and after-tax components of Grace’s other comprehensive income (loss) for the three months ended March 31, 2007 and 2006:

Three Months Ended March 31, 2007

(In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After- Tax Amount
Gain (loss) from hedging activities	$1.9	$(0.8)	$1.1
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	(1.7)	0.6	(1.1)
Amortization of net deferred actuarial loss included in net periodic benefit cost	6.7	(2.2)	4.5
Other changes in funded status	(5.5)	1.7	(3.8)
Benefit plans, net	(0.5)	0.1	(0.4)
Foreign currency translation adjustments	5.7	—	5.7
Other comprehensive income (loss)	$7.1	$(0.7)	$6.4

Three Months Ended March 31, 2006

(In millions)	Pre-Tax Amount	Tax Benefit	After-Tax Amount

Gain (loss) from hedging activities	$(0.9)	$0.3	$(0.6)
Foreign currency translation adjustments	1.0	—	1.0
Other comprehensive income (loss)	$0.1	$0.3	$0.4

The following table presents the components of Grace’s accumulated other comprehensive income (loss) at March 31, 2007 and December 31, 2006:

Components of Accumulated Other Comprehensive Income (Loss)

(In millions)	March 31, 2007	December 31, 2006
Hedging activities (net of tax)	$(0.2)	$(1.3)
Defined benefit pension and other postretirement plans:
Net prior service credit (net of tax)	8.0	9.1
Net deferred actuarial loss (net of tax)	(403.5)	(404.2)
Benefit plans, net	(395.5)	(395.1)
Foreign currency translation	11.3	5.6
Accumulated other comprehensive income (loss)	$(384.4)	$(390.8)

Accumulated other comprehensive income (loss) related to the defined benefit pension and other postretirement plans at March 31, 2007 represents the accumulation of net actuarial losses of $403.5 million as well as net prior service credits of $8.0 million. These amounts are net of tax and are amortized as a component of net periodic benefit cost. For the quarter ended March 31, 2007, $1.7 million of benefit was recognized related to prior service credits and $6.7 million of expense was recognized for amortization of accumulated actuarial losses. In addition, $5.5 million of additional loss was recognized for changes in funded status during the quarter.

From time to time, Grace enters into commodity derivatives such as forward contracts or option contracts directly with natural gas suppliers, and fixed-rate swaps with financial institutions to mitigate the risk of volatility of natural gas prices in the United States.  Under fixed-rate swaps, Grace locks in a fixed rate with a financial institution for future natural gas purchases, purchases its natural gas from a supplier at the prevailing market rate, and settles with the bank for any difference in the rates, thereby “swapping” a variable rate for a fixed rate.  Grace purchases forward contracts, swaps and/or options for a portion of its expected natural gas requirements. Grace’s forward contracts for natural gas qualify for the normal purchases and normal sales exception from SFAS No. 133, as they do not contain net settlement provisions, and result in physical delivery of natural gas from suppliers.  Therefore, the fair values of these contracts are not recorded in the Consolidated Balance Sheets.  The outstanding swaps and options are treated as effective cash flow hedges for accounting purposes and revalued at the end of each quarter, with corresponding adjustments to other comprehensive income (loss).

Grace is a global enterprise, which operates in over 40 countries with local currency generally deemed to be the functional currency for accounting purposes. The foreign currency translation amount represents the adjustments necessary to translate the balance sheets valued in local currencies to the U.S. dollar as of the end of each period presented, and to translate revenues and expenses at average exchange rates for each period presented.  As part of its risk management program, Grace enters into foreign currency exchange rate forward and/or option contracts to mitigate the effects of exchange rate fluctuations.  Grace also utilizes foreign currency forward exchange rate and/or option contracts from time to time to hedge the value of its net investment in certain foreign entities.  The outstanding foreign currency forward contracts and options were treated as effective cash flow hedges and/or net investments hedges, as appropriate, for accounting purposes and revalued at the end of each quarter, with corresponding adjustments to other comprehensive income (loss).

12.             Commitments and Contingent Liabilities

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

At March 31, 2007, Grace’s estimated liability for environmental investigative and remediation costs totaled $358.3 million, as compared with $361.1 million at December 31, 2006. The amount is based on funding and/or remediation agreements in place and Grace’s best estimate of its cost for sites not subject to a formal remediation plan. Grace’s estimated environmental liabilities are included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheets.

Net cash expenditures charged against previously established reserves for the three months ended March 31, 2007 and 2006 were $2.8 million and $2.1 million, respectively.

Vermiculite Related Matters

EPA Cost Recovery Claim - As a result of a 2002 district court ruling, Grace is required to reimburse the U.S. Government for $54.5 million (plus interest) in costs expended through December 2001, and for all appropriate future costs to complete asbestos-related remediation relating to Grace’s former vermiculite mining and processing activities in the Libby, Montana area.  These costs include cleaning and/or demolition of contaminated buildings, excavation and removal of contaminated soil, health screening of Libby residents and former mine workers, and investigation and monitoring costs.

Grace’s total estimated liability for asbestos remediation related to its former vermiculite operations in Libby, including the cost of remediation at vermiculite processing sites outside of Libby, at March 31, 2007 and December 31, 2006 was $255.0 million and $255.2 million, respectively.  The estimated obligation as of each date includes $164.4 million for asserted reimbursable costs through 2005 (which includes the $54.5 million charge discussed above).  The estimate as of each date does not include the cost to remediate the Grace-owned mine site at Libby or other nearby properties that may require remediation, which costs are not currently estimable. Grace’s estimate of costs is based on EPA spending data through December 31, 2005, public comments regarding the EPA’s spending plans, discussions of spending forecasts with EPA representatives, analysis of other information made available from the EPA, and evaluation of probable remediation costs at vermiculite processing sites. However, the EPA’s cost estimates have increased regularly and substantially over the course of this remediation. Consequently, as the EPA’s spending on these matters increases, or the expected time frame increases, Grace’s liability for remediation will increase.  Grace has been informed that the EPA is attempting to estimate the future cost of this environmental remediation.  This information may require Grace to increase its estimate of liability and the increase could be material.

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

In March 2005, the U.S. District Court for the District of Montana entered a scheduling order setting a trial date of September 11, 2006.  In July 2006, the District Court dismissed a portion of the conspiracy count of a superseding indictment alleging conspiracy to knowingly endanger residents of the Libby area and others in violation of the Clean Air Act.  In August 2006, the District Court granted a motion by the defendants to exclude as evidence sample results that included minerals that do not constitute asbestos under the Clean Air Act.  The Government has appealed these and other rulings to the Ninth Circuit Court of Appeals, which has scheduled oral argument for June 2007.  As a result of the appeal, the trial has been delayed until September 2007 or later pending resolution of the appeals.

The U.S. Bankruptcy Court previously granted Grace’s request to advance legal and defense costs to the employees, subject to a reimbursement obligation if it is later determined that the employees did not meet the standards for indemnification set forth under the appropriate state corporate law. For the three months ended March 31, 2007 and 2006, respectively, total expense for Grace and the employees was $2.5 million and $10.1 million, which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

New Jersey Lawsuit – On June 1, 2005, the New Jersey Department of Environmental Protection (“DEP”) filed a lawsuit against Grace and two former employees in the Superior Court of New Jersey Law Division: Mercer County (N.J. Dept. of Environmental Protection v. W.R. Grace & Co. et al.) seeking civil penalties for alleged misrepresentations and false statements made in a Preliminary Assessment/Site Investigation Report and Negative Declarations submitted by Grace to the DEP in 1995 pursuant to the New Jersey Industrial Site Recovery Act. Grace submitted the report, which was prepared by an independent environmental consultant, in connection with the closing of Grace’s former plant in Hamilton Township, New Jersey. Grace is also aware that the State of New Jersey and the U.S. Department of Justice each may be conducting criminal investigations related to Grace’s former operations of the Hamilton plant.

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

Non-Vermiculite Related Matters

At March 31, 2007 and December 31, 2006, Grace’s estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $103.3 million and $105.9 million, respectively. This liability relates to Grace’s current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party.  Grace’s estimated liability is based upon an evaluation of claims for which sufficient information was available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.

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

Financial Assurances – Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters.  At March 31, 2007, Grace had gross financial assurances issued and outstanding of $278.6 million, comprised of $137.0 million of surety bonds issued by various insurance companies, and $141.6 million of standby letters of credit and other financial assurances issued by various banks. As discussed in Note 8, $49.0 million of these financial assurances have been issued under the DIP facility.

In connection with a 1994 divestment, Grace obtained a letter of credit in the maximum amount of $25.0 million to secure scheduled payments on bonds issued to fund the transaction.  Amounts drawn under this letter of credit aggregated $3.3 million through March 31, 2007.  The last of the bonds matures in November 2016.  Because the primary source of bond payment funds is revenue from contracts under which timing and amounts of sales are variable, it is not possible to predict future draws.

Accounting for Contingencies – Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. generally accepted accounting principles. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace’s Chapter 11 proceedings. Accruals recorded for such contingencies have been included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at March 31, 2007.

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

At the December 31, 2006 measurement date for Grace’s defined benefit pension plans (the “Plans”), the projected benefit obligation (“PBO”) was approximately $1,433 million as measured under U.S. generally accepted accounting principles.  On a quarterly basis, Grace analyzes the rollforward of pension assets and pension liabilities along with the resulting funded status to assure that the Consolidated Balance Sheet reflects an updated estimate of these measures each period.  Funded status is adjusted for actual contributions, benefit payments, return on assets and other identifiable and material actuarial changes. Discount rates are also evaluated for reasonableness each period.

At March 31, 2007, Grace’s recorded pension liability for underfunded and unfunded plans was $441.8 million ($339.9 million included in “underfunded defined benefit pension plans”, $10.7 million included in “other current liabilities”, and $91.2 million related to noncurrent supplemental pension benefits, included in “liabilities subject to compromise”). The recorded liability reflects 1) the shortfall between dedicated assets and the PBO of underfunded plans ($210.6 million); and 2) the PBO of unfunded pay-as-you-go plans ($231.2 million).

Postretirement Benefits Other Than Pensions – Grace provides postretirement health care and life insurance benefits for retired employees of certain U.S. business units and certain divested units.  The postretirement medical plan provides various levels of benefits to employees hired before 1991 who retire from Grace after age 55 with at least 10 years of service.  These plans are unfunded and Grace pays a portion of the costs of benefits under these plans as they are incurred. Grace applies SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,”

which requires that the future costs of postretirement health care and life insurance benefits be accrued over the employees’ years of service.

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

For 2007 measurement purposes, per capita costs, before retiree contributions, were assumed to initially increase at a rate of 7.0%.  The rate is assumed to decrease gradually to 5.0% through 2010 and remain at that level thereafter.  A one percentage point increase or decrease in assumed health care medical cost trend rates would have a negligible impact on Grace’s postretirement benefit obligations.

The components of net periodic benefit cost (income) for Grace’s pension and postretirement plans for the three months ended March 31, 2007 and 2006 are as follows:

Components of Net Periodic Benefit Cost (Income)

	Three Months Ended March 31,
	2007			2006
	Pension			Pension
		Non-	Post-		Non-	Post-
(In millions)	U.S.	U.S.	retirement	U.S.	U.S.	retirement
Service cost	$4.2	$2.0	$0.1	$4.3	$2.0	$0.1
Interest cost	14.4	5.0	1.1	14.5	4.2	1.1
Expected return on plan assets	(14.8)	(5.2)	—	(13.9)	(4.3)	—
Amortization of prior service cost (credit)	0.6	0.2	(2.5)	0.6	0.1	(3.2)
Amortization of net deferred actuarial loss	4.9	1.4	0.4	5.3	2.0	0.4
Net periodic benefit cost (income)	$9.3	$3.4	$(0.9)	$10.8	$4.0	$(1.6)

Plan Contributions and Funding – Subject to any required approval of the Bankruptcy Court, Grace intends to satisfy its obligations under the Plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  For ERISA purposes, funded status is calculated on a different basis than under U.S. generally accepted accounting principles.  Grace has obtained Bankruptcy Court approval to fund all minimum required payments under the Plans through April 2007.  These payments reflect the impact of the Pension Protection Act of 2006, which extended the interest rates required under the Pension Funding Equity Act of 2004 for plan years commencing in 2006 and 2007. In that regard, Grace contributed $71 million in 2006, $16 million in January 2007, and $21 million in April 2007, to the trusts that hold assets of the Plans.  While Grace intends to continue to fund all minimum required payments under the Plans, there can be no assurance that the Bankruptcy Court will continue to approve these payments.

Contributions to non-U.S. pension plans are not subject to Bankruptcy Court approval and Grace intends to fund such plans based on applicable legal requirements, and actuarial and trustee recommendations.

Grace plans to pay benefits as they become due under virtually all pay-as-you-go plans and to maintain compliance with federal funding laws for its U.S. qualified pension plans.

14.             Operating Segment Information

Grace is a global producer of specialty chemicals and materials. It generates revenues from two operating segments: Grace Davison, which includes silica- and alumina-based catalysts and materials used in a wide range of industrial applications; and Grace Performance Chemicals, which includes specialty chemicals and materials used in commercial and residential construction and in rigid food and beverage packaging. Intersegment sales, eliminated in consolidation, are not material.  The following table presents information related to Grace’s operating segments for the three month periods ended March 31, 2007 and 2006, respectively. Only those corporate expenses directly related to the operating segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

Operating Segment Data

	Three Months Ended March 31,
(In millions)	2007	2006
Net Sales
Grace Davison	$387.7	$356.4
Grace Performance Chemicals	327.9	302.2
Total	$715.6	$658.6
Pre-tax Operating Income
Grace Davison	$45.0	$36.0
Grace Performance Chemicals	36.2	34.2
Corporate costs	(20.6)	(22.4)
Total	$60.6	$47.8

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

The following table presents information related to the geographic areas in which Grace operated for the three months ended March 31, 2007 and 2006, respectively. Sales are attributed to geographic areas based on customer location.

Geographic Area Data

	Three Months Ended March 31,
(In millions)	2007	2006
Net Sales
United States	$245.8	$239.3
Canada and Puerto Rico	20.8	40.6
Total North America	266.6	279.9
Germany	35.6	30.3
Europe, other than Germany	259.5	216.7
Total Europe	295.1	247.0
Asia Pacific	110.7	98.3
Latin America	43.2	33.4
Total	$715.6	$658.6

The pre-tax operating income for Grace’s operating segments for the three months ended March 31, 2007 and 2006, respectively, is reconciled below to income (loss) before income taxes and minority interest presented in the accompanying Consolidated Statements of Operations.

Reconciliation of Operating Segment Data to Financial Statements

	Three Months
	Ended
	March 31,
(In millions)	2007	2006

Pre-tax operating income – core operations	$60.6	$47.8
Minority interest in consolidated entities	2.4	6.8
Chapter 11 expenses, net of interest income	(17.8)	(8.7)
Net gain (loss) on sales of investments and disposals of assets	0.2	(1.8)
Interest expense and related financing costs	(19.4)	(15.8)
Other, net	(3.9)	(16.9)

Income (loss) before income taxes and minority interest	$22.1	$11.4

Minority interest primarily pertains to Advanced Refining Technologies LLC (“ART”), a joint venture between Grace and Chevron Products Company, in which Grace has a 55% economic interest.

15.             Minority Interest in Consolidated Entities

Within both Grace Davison and Grace Performance Chemicals, Grace conducts certain business activities in various countries through joint ventures with unaffiliated third parties.  The following tables present summary financial statistics for Grace’s combined businesses subject to profit sharing:

	Three Months Ended March 31,
(In millions)	2007	2006
Sales	$95.3	$97.5
Income before taxes	5.8	16.4
Net income	5.6	15.4
Minority interests in net income	2.4	6.8
Dividends paid to minority interests	11.8	—

(In millions)	March 31, 2007	December 31, 2006
Cash	$55.2	$65.5
Other current assets	145.2	136.7
Total assets	210.4	212.4
Total liabilities	85.3	66.9
Shareholders’ equity	125.1	145.5
Minority interests in shareholders’ equity	55.6	65.0

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Summary for March 31, 2007

Following is a summary analysis of key financial measures of our performance for the three months ended March 31, 2007 compared with the prior year period.

•                  Sales increased 8.7% primarily as a result of higher selling prices in response to cost inflation and to added sales volume in all geographic regions except North America.  Sales increased 8.8% for the Grace Davison operating segment and 8.5% for the Grace Performance Chemicals operating segment.  Geographically, sales were up 19.5% in Europe, 12.6% in Asia Pacific and 29.3% in Latin America, and down 4.8% in North America, where sales were adversely affected by the reorder pattern of certain refining catalysts and a lower level of residential construction in the United States.

•                  Net income for each period has been primarily affected by: 1) the performance of our businesses – which we categorize as “core operations”; and 2) the costs of Chapter 11, litigation and other nonoperating liabilities – which we categorize as “noncore activities”.

•                  Net income for the three months ended March 31, 2007 and 2006 was $4.8 million and $0.1 million, respectively.

•                  Pre-tax operating income from core operations was $60.6 million compared with $47.8 million in the prior year quarter, a 26.8% increase.  Pre-tax operating income of the Grace Davison operating segment was $45.0 million, up 25.0%, which we attribute principally to sales increases across most product groups and to lower unit manufacturing costs.  Pre-tax operating income of the Grace Performance Chemicals operating segment was $36.2 million, up 5.8%, which we attribute primarily to higher sales of construction and packaging products in regions other than North America.  Corporate operating costs were $1.8 million lower than the first quarter of 2006 due primarily to a decrease in pension expense that resulted from recent plan contributions and higher investment returns.

•                  Operating cash flow was a negative $49.0 million compared with a negative $37.1 million for the prior year period. The 2007 cash flow includes an increase in cash contributions to defined benefit pension plans, increased payments related to Chapter 11 proceedings, and dividends paid to joint venture partners.

•                  The pre-tax loss from noncore activities was $5.8 million compared with $20.1 million in the prior year period. The decrease is principally due to reduced costs for the Montana criminal proceeding, in which certain pre-trial rulings are pending appeal.

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

Key external factors for our FCC catalysts and hydroprocessing catalysts are the economics of the petroleum refining industry, specifically the impacts of demand for transportation fuels and petrochemical products, and crude oil supply.  FCC catalysts are consumed at a relatively steady rate and replaced regularly, while most hydroprocessing catalysts are consumed over a period of years and replaced in an irregular pattern.

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

Global scope – We operate our business on a global scale with approximately 66% of our revenue (see table below) and over 50% of our operating properties outside the United States. We conduct business in more than 40 countries and in more than 20 currencies. We manage our operating segments on a global basis, to serve global markets.  Currency fluctuations in relation to the U.S. dollar affect our reported earnings, net assets and cash flows.

The table below shows the sales in each of our operating segments, and domestic and international sales, as a percentage of our total sales.

Percentage of Total Grace Sales

	Three Months Ended March 31,
	2007	2006
Grace Davison	54.2%	54.1%
Grace Performance Chemicals	45.8%	45.9%
Total	100.0%	100.0%
Grace U.S.	34.3%	36.3%
Grace non-U.S.	65.7%	63.7%
Total	100.0%	100.0%

Voluntary Bankruptcy Filing

In response to a sharply increasing number of asbestos-related personal injury claims, on April 2, 2001, Grace and 61 of our United States subsidiaries and affiliates, including W. R. Grace & Co.–Conn., filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Our non-U.S. subsidiaries and certain of our U.S. subsidiaries were not included in the Chapter 11 filing.

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

Critical Accounting Estimates

See the “Critical Accounting Estimates” heading in Item 7 of our Form 10-K for the year ended December 31, 2006 for a discussion of our critical accounting estimates.  The following represent changes to our critical accounting estimates implemented during the three months ended March 31, 2007:

Income Taxes – Effective January 1, 2007, we began to measure and record tax contingency accruals in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. We measure tax benefits in our financial statements from such a position as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

Pension and Other Postretirement Benefits Expenses and Liabilities – On a quarterly basis, we analyze the rollforward of pension assets and pension liabilities along with the resulting funded status to assure that the Consolidated Balance Sheet reflects an updated estimate of these measures each period.  Funded status is adjusted for actual contributions, benefit payments, return on assets and other identifiable and material actuarial changes. Discount rates are also evaluated for reasonableness each period.

Summary Financial Information and Metrics

Set forth below is a chart that lists our key operating statistics, and dollar and percentage changes for the three month periods ended March 31, 2007 and 2006. Please refer to this Analysis of Continuing Operations chart when reading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Analysis of Continuing Operations

	Three Months Ended March 31,
			$ Change	% Change
(In millions)	2007	2006	Fav (Unfav)	Fav (Unfav)
Net Sales:
Grace Davison	$387.7	$356.4	$31.3	8.8%
Grace Performance Chemicals	327.9	302.2	25.7	8.5%
Total Grace net sales	$715.6	$658.6	$57.0	8.7%
Pre-tax operating income:
Grace Davison(1)	$45.0	$36.0	$9.0	25.0%
Grace Performance Chemicals(2)	36.2	34.2	2.0	5.8%
Corporate costs:
Support functions	(11.1)	(10.7)	(0.4)	(3.7)%
Pension, performance-related compensation, and other	(9.5)	(11.7)	2.2	18.8%
Total Corporate costs	(20.6)	(22.4)	1.8	8.0%
Pre-tax income from core operations	60.6	47.8	12.8	26.8%
Pre-tax income (loss) from noncore activities	(5.8)	(20.1)	14.3	71.1%
Interest expense	(19.4)	(15.8)	(3.6)	(22.8)%
Interest income	2.1	1.4	0.7	50.0%
Income (loss) before Chapter 11 expenses and income taxes	37.5	13.3	24.2	182.0%
Chapter 11 expenses, net of interest income	(17.8)	(8.7)	(9.1)	(104.6)%
Benefit from (provision for) income taxes	(14.9)	(4.5)	(10.4)	NM
Net income (loss)	$4.8	$0.1	$4.7	NM
Key Financial Measures:
Pre-tax income from core operations as a percentage of sales:
Grace Davison	11.6%	10.1%	NM	1.5	pts
Grace Performance Chemicals	11.0%	11.3%	NM	(0.3	)pts
Total Core Operations	8.5%	7.3%	NM	1.2	pts
Total Core Operations adjusted for profit sharing of joint ventures(3)	8.8%	8.3%	NM	0.5	pts
Pre-tax income from core operations before depreciation and amortization	$88.2	$75.9	$12.3	16.2%
As a percentage of sales	12.3%	11.5%	NM	0.8	pts
Depreciation and amortization	$27.6	$28.1	$0.5	1.8%
Gross profit percentage (sales less cost of goods sold as a percent of sales) (4):
Grace Davison	28.4%	28.2%	NM	0.2	pts
Grace Performance Chemicals	33.2%	33.5%	NM	(0.3	)pts
Total Grace	30.5%	30.5%	NM	0.0	pts
Net Consolidated Sales by Region:
North America	$266.6	$279.9	$(13.3)	(4.8)%
Europe	295.1	247.0	48.1	19.5%
Asia Pacific	110.7	98.3	12.4	12.6%
Latin America	43.2	33.4	9.8	29.3%
Total	$715.6	$658.6	$57.0	8.7%

NM = Not meaningful

(1)	Grace Davison pre-tax operating income includes minority interest related to the Advanced Refining Technologies joint venture.
(2)	Grace Performance Chemicals pre-tax operating income includes minority interests related to consolidated joint ventures.
(3)	Reflects the add-back of minority interests in consolidated entities.
(4)	Includes depreciation and amortization related to manufacturing of products.

Grace Overview

The following is an overview of our financial performance for the three months ended March 31, 2007 compared with the prior year period.

Net Sales – The following table identifies the quarter-over-quarter increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation.

Net Sales Variance Analysis

	Three Months Ended March 31, 2007 as a Percentage Increase (Decrease) from Three Months Ended March 31, 2006
	Volume	Price/Mix	Currency Translation	Total
Grace Davison	3.5%	1.9%	3.4%	8.8%
Grace Performance Chemicals	2.6%	2.9%	3.0%	8.5%
Net sales	3.1%	2.4%	3.2%	8.7%
By Region:
North America	(4.7)%	(0.1)%	0.0%	(4.8)%
Europe	10.6%	1.2%	7.7%	19.5%
Asia Pacific	(6.0)%	16.5%	2.1%	12.6%
Latin America	30.5%	(1.2)%	0.0%	29.3%

Sales for the three months ended March 31, 2007 were favorably impacted by higher volume (including acquisitions), foreign currency effects, product mix and selling price increases in response to cost inflation.  Favorable currency effects contributed $21.2 million or 3.2 percentage points of the sales growth.  Acquisitions contributed $4.0 million or 0.6 percentage points of the sales growth.

Pre-tax Income from Core Operations – Corporate costs include corporate functional costs (such as financial and legal services, human resources, communications and information technology), the cost of corporate governance (including directors and officers liability insurance) and pension costs related to both corporate employees and to the effects of changes in assets and liabilities for all of our pension plans.  Corporate costs for the three months ended March 31, 2007 decreased compared with the same period in 2006 primarily due to lower pension costs from the effect of contributions made to defined benefit pension plans and higher investment returns in recent years.

We value our U.S. inventories under the last-in/first- out method, or LIFO, and our non-U.S. inventories under the first-in/first-out, or FIFO, method. LIFO was selected in 1974 for U.S. financial reporting and tax purposes because it generally results in a better matching of current revenue with current costs during periods of inflation. We have not elected LIFO for our non-U.S. inventories due to statutory restrictions. However, if we valued our U.S. inventories using the FIFO method, consistent with our non-U.S. subsidiaries, our pre-tax income from core operations would have been approximately 11.9% higher and 15.6% lower for the three months ended March 31, 2007 and 2006, respectively. The significant change in inventory valuations between FIFO and LIFO relates primarily to the price volatility, over the past several quarters, of commodity metals and natural gas used in Grace Davison products and production processes.  We attempt to mitigate price volatility through hedging techniques such as layering our required supply under fixed delivery contracts, entering into commodity option and swap contracts with suppliers and financial institutions, and by negotiating sales contracts that permit the partial pass-through of market price increases for these volatile commodity items.

We normally attempt to lock in raw material costs through long-term supply contracts and targeted hedging programs. Arrangements and programs can span a few months to several years. Major raw materials include natural gas, certain metals, petroleum-based materials and certain industrial chemicals. The actual cost of these raw materials can differ significantly from spot prices at any point in time.  Our reported gross profit for the periods presented has been favorably impacted by certain raw material supply arrangements and unfavorably affected by others, relative to the then-current market price. We expect that new supply agreements and hedging arrangements will result in raw material costs that can be significantly favorable or unfavorable compared with prior periods. We attempt to mitigate period-over-period commodity-driven cost changes through utilization and customer pricing strategies; however, gross profit margins still are likely to be affected when compared over time.

Within both Grace Davison and Grace Performance Chemicals, we conduct certain business activities in various countries through joint ventures with unaffiliated third parties.  Minority interest in consolidated entities decreased due to lower earnings of our joint ventures.

Pre-tax Income (Loss) from Noncore Activities – Pre-tax income (loss) from noncore activities reflects financial matters unrelated to our core operations.  This category of costs and income is expected to be volatile as potentially material items are addressed through our Chapter 11 proceedings and/or as the financial implications of our legal contingencies become apparent. Some noncore activities are shown as separate items on the Consolidated Statement of Operations.  Those not separately listed are primarily included in selling, general and administrative expenses and in other (income) expense. The table below shows the components of noncore activities, and the captions in which each component is presented in the Consolidated Statements of Operations:

	Three Months Ended March 31,
(In millions)	2007	2006
COLI income, net	$2.0	$1.2
Translation effects – intercompany loan	2.8	3.0
Value of currency contracts	(2.1)	(2.8)
Gain on sale of real estate	0.6	—
Other	(0.4)	(1.2)
Total other income (expense), net	$2.9	$0.2
D&O insurance cost – portion related to Chapter 11	$(1.5)	$(1.5)
Asbestos administration	(2.7)	(2.9)
Postretirement benefit costs – divested businesses	0.6	0.9
Stock appreciation rights	—	(2.6)
Legal defense costs	(2.6)	(10.4)
Other	(0.5)	(1.1)
Total selling, general and administrative expenses	$(6.7)	$(17.6)
Net pension costs – divested businesses	(2.0)	(2.7)
Total net pension expense	$(2.0)	$(2.7)
Total pre-tax income (loss) from noncore activities	$(5.8)	$(20.1)

Pre-tax income (loss) from noncore activities in the three months ended March 31, 2007 was attributable primarily to: (1) legal defense costs of $2.6 million related to the Montana and New Jersey legal proceedings (see Note 12 to the Consolidated Financial Statements for more information).  Pre-tax income (loss) from noncore activities in the three months ended March 31, 2006 was attributable primarily to: (1) legal defense costs of $10.4 million related to the Montana and New Jersey legal proceedings, and (2) an accrual for stock appreciation rights of $2.6 million.

In March 2004, we began accounting for currency fluctuations on a €293 million intercompany loan between our subsidiaries in the United States and Germany as a component of operating results instead of as a component of other comprehensive income. This change was prompted by an analysis of new tax laws in Germany and our cash flow planning in connection with our Chapter 11 reorganization, which together indicated that we should no longer consider this loan as part of our permanent capital structure in Germany. In May 2004, we entered into a series of foreign currency forward contracts with a U.S. bank to mitigate future currency fluctuations on the remaining loan balance. Contract amounts of €200.7 million were extended in June 2005 at varying rates and have terms that coincide with loan repayments due periodically through December 2008.  As part of the contract extension, we were required to pay a settlement premium of $9.3 million to the bank. We expect to recover this settlement premium over time as the contracts are settled at rates greater than the initial rates in the May 2004 foreign currency forward contracts.  For the three months ended March 31, 2007 and 2006, respectively, €18.2 million and €11.0 million of loan principal was repaid. For the three months ended March 31, 2007 and 2006, we recognized a $2.1 and a $2.8 million contract loss, respectively, offset by a $2.8 million and a $3.0 million foreign currency gain, respectively.

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

Chapter 11 expenses increased due to a higher level of activity in our bankruptcy proceeding related to claims adjudication and estimation.  Our pre-tax income from core operations included expenses for Chapter 11-related compensation charges of $3.1 million and $3.2 million for the three months ended March 31, 2007 and 2006, respectively.  Because of the uncertain outcome of the Chapter 11 proceeding and the volatility and speculative nature of Grace common stock, we changed our long-term incentive compensation from an equity-based to a cash-based program.

We incur numerous other indirect costs to manage the Chapter 11 proceedings such as: management time devoted to Chapter 11 matters; added cost of debt capital; added costs of general business insurance, including D&O liability insurance premiums; and lost business and acquisition opportunities due to the complexities and restrictions of operating under Chapter 11.

Interest Expense – Net interest expense for the three months ended March 31, 2007 increased compared with the prior year period due to the increase in the prime interest rate used to accrue interest on pre-petition bank debt. The plan of reorganization states that each holder of an allowed general unsecured claim shall be paid in full, plus post-petition interest. Post-petition interest shall accrue through the date of payment as follows:

•                  For the holders of pre-petition bank credit facilities, beginning January 1, 2006, we agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rates on pre-petition bank debt for the three months ended March 31, 2007 and 2006 were 8.25% and 7.43%, respectively.

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

The effective interest rates for the three months ended March 31, 2007 and 2006 were 7.00% and 6.42%, respectively.  Such interest, which under the plan of reorganization is payable 85% in cash and 15% in Grace common stock, will not be paid until the plan of reorganization is confirmed and funded.

Income Taxes – Income tax provision at the federal corporate rate of 35% for the three months ended March 31, 2007 and 2006 was $6.9 million and $1.6 million, respectively.   The primary differences between these amounts and the overall provision for income taxes are due to interest on tax contingencies and the non-deductibility of certain Chapter 11 expenses.  The increase in our income tax provision is primarily driven by our increased pre-tax income from core operations.  The adoption of FIN 48 did not have a material effect on our income tax provision in the three months ended March 31, 2007.

Operating Segment Overview

The following is an overview of financial measures of the performance of our operating segments for the three months ended March 31, 2007 compared with the prior year period.

Grace Davison

Net Sales by Region

	Three Months Ended March 31,
(In millions)	2007	2006	$ Change Fav (Unfav)	% Change Fav (Unfav)

North America	$125.9	$132.7	$(6.8)	(5.1)%
Europe	180.1	154.4	25.7	16.6%
Asia Pacific	63.8	58.1	5.7	9.8%
Latin America	17.9	11.2	6.7	59.8%
Total Grace Davison	$387.7	$356.4	$31.3	8.8%

Sales

The key factors contributing to the Grace Davison sales increase were:

•                  Selling price increases implemented to partially offset cost inflation of certain commodity raw materials;

•                  Higher volume of fluid cracking catalysts in most geographic regions from stronger economic activity and from the success of strategic growth initiatives; and

•                  Favorable translation effects from sales denominated in foreign currencies.

European sales increased from the prior year period due to growth in volume and higher selling prices.  North American sales decreased from the prior year period, primarily as a result of order patterns in the U.S. and lower sales in Canada of hydroprocessing catalysts.  Asia Pacific and Latin America sales increased with strong volume growth in Latin America and Asia Pacific from new business.

Operating Income and Margin

Grace Davison operating income increased compared with 2006 primarily due to higher selling prices and a better product mix, coupled with lower operating expenses as a percentage of sales, reflecting successful growth and productivity initiatives.

We report 100% of sales for the Advanced Refining Technologies LLC joint venture, but only account for 55% of the income in our measure of operating performance. Income of this joint venture decreased from the prior year quarter due to order patterns in the U.S., lower sales in Canada and higher material costs.

Grace Performance Chemicals

Net Sales by Region

	Three Months Ended March 31,
(In millions)	2007	2006	$ Change Fav (Unfav)	% Change Fav (Unfav)

North America	$140.7	$147.2	$(6.5)	(4.4)%
Europe	115.0	92.6	22.4	24.2%
Asia Pacific	46.9	40.2	6.7	16.7%
Latin America	25.3	22.2	3.1	14.0%
Total Grace Performance Chemicals	$327.9	$302.2	$25.7	8.5%

Sales

The key factors contributing to the Grace Performance Chemicals sales increase were:

•                  Higher volumes of commercial construction products worldwide;

•                  Higher volume and selling prices for Darex® packaging technologies worldwide; and

•                  Favorable translation effects from sales denominated in foreign currencies.

Sales in Europe and Asia Pacific increased from the prior year period primarily as a result of strong economic activity in those regions and favorable weather conditions.  Sales in North America decreased from the prior year period primarily due to reduced volumes of construction products from a nearly 30% reduction in U.S. housing starts.  Latin American sales primarily benefited from increased sales of Darex® products.

Operating Income and Margin

Grace Performance Chemicals operating income increased primarily due to sales volume growth in geographic regions other than North America and selling price increases in response to raw material cost inflation, partially offset by lower sales of construction products in the United States.

Operating Returns on Assets Employed – The following tables set forth the Grace Davison and Grace Performance Chemicals total asset position and pre-tax return on average total assets as of March 31, 2007 and December 31, 2006.  We use the measure pre-tax return on average total assets as an indicator of our efficiency in using our assets and allocating our resources to generate earnings.  We devote significantly higher capital to the manufacture of Grace Davison products than to the manufacture of Grace Performance Chemicals products. Conversely, non-manufacturing costs, particularly selling expenses, are significantly higher for Grace Performance Chemicals than for Grace Davison.

Grace Davison

(In millions)	March 31, 2007	December 31, 2006

Trade receivables	$190.6	$180.4
Inventory	203.7	192.3
Other current assets	27.7	15.8
Total current assets	422.0	388.5
Properties and equipment, net	401.0	402.3
Goodwill and other intangible assets	107.9	108.4
Total assets	$930.9	$899.2
Pre-tax return on average total assets (trailing 12 months)	19.5%	18.7%

Grace Davison’s total assets increased by $31.7 million due to higher trade receivables caused by increased sales, and higher inventory in response to sales growth and seasonality.

Grace Performance Chemicals

(In millions)	March 31, 2007	December 31, 2006

Trade receivables	$255.3	$245.1
Inventory	103.1	92.2
Other current assets	17.6	16.9
Total current assets	376.0	354.2
Properties and equipment, net	243.6	242.0
Goodwill and other intangible assets	92.5	92.6
Other assets	6.2	6.0
Total assets	$718.3	$694.8
Pre-tax return on average total assets (trailing 12 months)	25.1%	25.2%

Grace Performance Chemicals’ total assets increased by $23.5 million, mainly due to higher trade receivables as a result of increased sales and higher inventory to support sales growth.

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

The following table summarizes our net noncore liabilities at March 31, 2007 and December 31, 2006:

Net Noncore Liabilities

(In millions)	March 31, 2007	December 31, 2006

Asbestos-related liabilities	$(1,700.0)	$(1,700.0)
Asbestos-related insurance receivable	500.0	500.0
Asbestos-related liability, net	(1,200.0)	(1,200.0)
Environmental remediation	(358.3)	(361.1)
Postretirement benefits	(73.8)	(72.7)
Income taxes	(101.7)	(141.2)
Retained obligations and other	(37.2)	(23.3)
Net noncore liability	$(1,771.0)	$(1,798.3)

The resolution of most of these noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. We cannot predict with any certainty how, and for what amounts, any of these contingencies will be resolved. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at March 31, 2007.

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

Proforma Financial Information – The unaudited proforma financial information presented below reflects the accounting effects of our proposed plan of reorganization (1) as if it were put in effect on the date of our most recent consolidated balance sheet – March 31, 2007, and (2) as if it were in effect for (a) the full year ended December 31, 2006, and (b) the three months ended March 31, 2007. Proforma adjustments for tax effects have been applied at a 35% tax rate.  The proforma financial information included herein, may not be consistent with the plan of reorganization documents filed on January 13, 2005 due to subsequent changes in operations and accounting estimates. Such proforma financial statements reflect how our assets, liabilities, equity and income would be affected by the plan of reorganization as follows:

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

B.                   Fresenius and Sealed Air Settlements

The plan of reorganization reflects the value, in the form of cash and securities, expected to be realized under litigation settlement agreements as follows: $115.0 million of cash from Fresenius; and, $1,213.2 million of estimated value from Cryovac, Inc., a subsidiary of Sealed Air (calculated as of March 31, 2007) in the form of $512.5 million of cash plus accrued interest at 5.5% from December 21, 2002 compounded annually (approximately $131.9 million), and 18 million shares (reflecting a recent two-for-one stock split) of Sealed Air common stock valued at $31.60 per share (approximately $568.8 million). Tax accounts have been adjusted to reflect the satisfaction of our recorded liabilities by way of these third-party agreements. The Fresenius settlement amount will be payable directly to Grace and will be accounted for as income; however, we have presented the amount of the settlement as a proforma balance sheet adjustment only in order to avoid distorting the predictive value of the proforma statement of operations with this one-time gain. Payments under the Sealed Air settlement will be paid directly to the asbestos trust by Cryovac and will be accounted for as satisfaction of a portion of our recorded asbestos-related liability and a credit to shareholders’ equity. Both the Sealed Air and Fresenius settlements are subject to the fulfillment of specified conditions. The $(40.3) million adjustment to deferred income taxes in the proforma balance sheet below represents the tax impact of the $115.0 million Fresenius settlement.  The $(424.6) million adjustment to deferred income taxes represents the tax impact of the $1,213.2 million Sealed Air settlement. Proforma adjustments related to the Fresenius and Sealed Air settlements have been denoted by the capital letter “B” in the proforma balance sheet presented below.

C.      Payment of Pre-Petition Liabilities

The plan of reorganization reflects the transfer of funds and securities to settle estimated obligations payable under the plan of reorganization at the effective date. We would be required to issue approximately 16.9 million shares of Grace common stock, based on the closing price per share of $26.42 on March 31, 2007, for total proceeds of $446.9 million, and utilize cash of $1,080.1 million to settle these estimated obligations (see the adjustments denoted by the capital letter “C” in the proforma balance sheet below).  The following table provides a calculation of the proforma share issuance:

Proforma Issuance of Shares

($ and shares in millions)	March 31, 2007

Payment of asbestos claims	$356.8
Less: portion related to general unsecured claims	(87.0)
$269.8
Value of unsecured claims paid with equity (15%)	177.1
Equity value distributable at emergence (16.9 million shares)	$446.9
Equity value distributable post-emergence for PI-AO claims (4.9 million shares)	130.0
Total value of equity to satisfy claims	$576.9
Closing price of shares at 3/31/07	$26.42
Proforma shares to satisfy asbestos and general unsecured claims and post-emergence PI-AO claims	21.8
Add: Shares issuable upon exercise of in-the-money stock options	3.7
Proforma issuance of shares	25.5

In our proforma presentation, we have assumed that our emergence from bankruptcy will give rise to 1) the payment of pre-petition liabilities, 2) the Fresenius/Sealed Air payments, and 3) the securing of emergence financing by non-U.S. subsidiaries and payment of dividends as further described below

The payments result in changing the source of our tax assets from reserves for tax-deductible obligations such as asbestos claims and environmental claims to time-limited tax net operating losses (see the adjustments denoted by the capital letter “D” in the proforma balance sheet below).  We have assumed non-asbestos and pass-through liabilities will be paid in cash when due.  A portion of the funding required to meet our emergence obligations will involve repatriating monies through a dividend from certain non-U.S. subsidiaries.  We believe that the reserve related to repatriation of funds presently recorded will be adequate to absorb the U.S. tax effects of this dividend, assuming that we employ (as intended) certain tax planning strategies to preserve our net operating losses.

The following table presents a detailed description of the proforma tax effects of these payments on the balance of both (i) net operating loss carryforwards and (ii) temporary differences, net of valuation allowance.

Summary of Change in Deferred Tax Asset Balances

(In millions)	Tax Effects of Net Operating Loss Carry- Forwards	Temporary Differences, Net of Valuation Allowance
March 31, 2007 Balance As Reported	$97.9	$626.3
Proforma Adjustments:
Contingent liabilities	—	26.3
Fresenius payment	(40.3)	—
Sealed Air payment	—	(424.6)
Emergence Payments & Other:
Accrued interest	60.7	(60.7)
Asbestos claims	124.9	(124.9)
Environmental claims	84.5	(84.5)
Special pensions	4.9	(4.9)
Insurance recovery	(175.0)	175.0
Repatriation of foreign earnings	(123.0)	123.0
Other	13.0	(13.0)
Subtotal	(10.0)	10.0
March 31, 2007 Proforma Balance	$47.6	$238.0

D.                  Proforma Consolidated Statement of Operations and Capital Structure

The proforma income adjustments to our March 31, 2007 and December 31, 2006 Consolidated Statements of Operations consist of:

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

Proforma expenses for both periods presented reflect an assumed 7.4% average interest rate on outstanding borrowings, based on market conditions as of March 31, 2007 and December 31, 2006.  A hypothetical 1/8 percent variance in interest rates would increase or decrease our proforma net income (loss) by approximately $0.1 million for the three months ended March 31, 2007 and by approximately $0.7 million for the year ended December 31, 2006.

For purposes of proforma earnings per share and proforma share capital, we used the trading price of $26.42 per share as of March 31, 2007 and $19.80 per share as of December 31, 2006 for calculating issued and outstanding shares. At the per share valuation of $26.42 as of March 31, 2007, we assume that 16.9 million shares will be issued at the effective date of the plan of reorganization to fund asbestos and general unsecured claims, 4.9 million shares would be issuable upon exercise of warrants to satisfy our estimate of PI-AO claims, and 3.7 million shares would be issued upon exercise of in-the-money stock options. We present the trading value solely to show proforma Consolidated Statements of Operations. This trading value may not be indicative of the actual trading value of Grace common stock following the effective date of the plan of reorganization.  If our distributable value per share at the effective date of the plan of reorganization is below approximately $6.00 per share, we would be required to revalue our balance sheet for a change in control. (The trading value of Grace common stock over the twelve-month period ended March 31, 2007 was between $8.12 and $26.83 per share.) These proforma financial statements reflect no change in assets or income related to this potential accounting outcome.

E.                    Non-asbestos Contingencies

The accompanying proforma financial information assumes all non-asbestos related contingencies (including environmental, tax and civil and criminal litigation) are settled for recorded amounts as of March 31, 2007.  Certain liabilities are assumed to be paid at the effective date of the plan of reorganization based on our estimate of amounts that will be determinable and payable. The remainder, which would also be subject to the plan of reorganization, if approved, is assumed to be paid subsequent to the effective date of the plan of reorganization as amounts are either not due until a later date or will be determined through post-effective-date litigation. The ultimate value of such claims may change materially as Chapter 11 and other legal proceedings further define our non-asbestos related obligations.

W. R. Grace & Co and Subsidiaries
Proforma Condensed Consolidated Balance Sheet

		Proforma Adjustments
(In millions)	March 31, 2007 As Reported	Borrowings Under New Debt Agreements and Contingencies		Sealed Air/Fresenius Settlements		Payment of Pre- Petition Liabilities		March 31, 2007 Proforma
ASSETS
Current Assets
Cash and cash equivalents	$479.3	$800.0	A	$115.0	B	$(1,080.1	)C	$314.2
Other current assets	869.1	—		—		—		869.1
Total Current Assets	1,348.4	800.0		115.0		(1,080.1)		1,183.3
Non-current operating assets	964.1	—		—		—		964.1
Cash value of life insurance	91.0	—		—		—		91.0
Deferred income taxes:
Net operating loss carryforwards	97.9	—		(40.3	) B	(10.0	)D	47.6
Temporary differences, net of valuation allowance	626.3	26.3	A	(424.6	) B	10.0	D	238.0
Asbestos-related insurance	500.0	—		—		—		500.0
Total Assets	$3,627.7	$826.3		$(349.9)		$(1,080.1)		$3,024.0
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Total current liabilities	$436.8	$—		$—		$(0.8	)C	$436.0
Long-term debt	0.2	800.0	A	—		—		800.2
Other noncurrent liabilities	497.8	—		—		—		497.8
Total Liabilities Not Subject to Compromise	934.8	800.0		—		(0.8	)C	1,734.0
Bank debt/letters of credit/capital leases	755.5	—		—		(755.5	)C	—
Liability for asbestos-related litigation and claims	1,700.0	—		(1,213.2	) B	(356.8	)C	130.0
Liability for environmental remediation	358.3	—		—		(241.5	)C	116.8
Liability for postretirement health and special pensions	160.4	—		—		(13.2	)C	147.2
Liability for accounts payable and litigation	139.2	—		—		(102.3	)C	36.9
Liability for tax claims and contingencies	101.7	—		—		(6.9	)C	94.8
Other nonoperating liabilities, including plan of reorganization contingencies	—	150.0	A	—		(50.0	)C	100.0
Total Liabilities Subject to Compromise	3,215.1	150.0		(1,213.2)		(1,526.2)		625.7
Total Liabilities	4,149.9	950.0		(1,213.2)		(1,527.0)		2,359.7
Shareholders’ Equity (Deficit)
Share capital	427.9	—		—		446.9	C	874.8
Retained earnings and other equity items	(950.1)	(123.7	) A	863.3	B	—		(210.5)
Total Shareholders’ Equity (Deficit)	(522.2)	(123.7)		863.3		446.9		664.3
Total Liabilities and Shareholders’Equity (Deficit)	$3,627.7	$826.3		$(349.9)		$(1,080.1)		$3,024.0

Note: Proforma amounts in liabilities subject to compromise will be reclassed to liabilities not subject to compromise after the proposed plan is in effect.

W. R. Grace & Co. and Subsidiaries
Proforma Consolidated Statements of Operations

	Year Ended December 31, 2006				Three Month Period Ended March 31, 2007
(In millions, except per share amounts)	As Reported	Proforma Adjustments		Proforma	As Reported	Proforma Adjustments		Proforma
Net Sales	$2,826.5	$—		$2,826.5	$715.6	$—		$715.6
Cost of goods sold, exclusive of depreciation and amortization shown separately below	1,845.0	—		1,845.0	478.7	—		478.7
Selling, general and administrative expenses, exclusive of net pension expense shown separately below	560.9	(74.4	)F	486.5	127.5	(6.8	)F	120.7
Depreciation and amortization	113.5	—		113.5	27.6	—		27.6
Research and development expenses	63.8	—		63.8	17.8	—		17.8
Net pension expense	63.7	—		63.7	12.7	—		12.7
Interest expense and related financing costs	73.2	(12.9	)G	60.3	19.4	(4.3	)G	15.1
Provision for environmental remediation	30.0	(30.0	)E	—	—	—	E	—
Chapter 11 expenses, net of interest income	49.9	(49.9	)E	—	17.8	(17.8	)E	—
Other (income) expense, net	(34.3)	12.5	F	(21.8)	(8.0)	—	F	(8.0)
Total costs and expenses	2,765.7	(154.7)		2,611.0	693.5	(28.9)		664.6
Income (loss) before income taxes and minority interest	60.8	154.7		215.5	22.1	28.9		51.0
Benefit from (provision for) income taxes	(8.1)	(37.3	)H	(45.4)	(14.9)	(4.0	)H	(18.9)
Minority interest in consolidated entities	(34.4)	—		(34.4)	(2.4)	—		(2.4)
Net income (loss)	$18.3	$117.4		$135.7	$4.8	$24.9		$29.7
Basic earnings (loss) per common share	$0.27	$—		$1.53	$0.07	$—		$0.33
Weighted average number of basic shares	67.9	20.6	I	88.5	69.4	20.6	I	90.0
Diluted earnings (loss) per common share	$0.27	$—		$1.45	$0.07	$—		$0.31
Weighted average number of diluted shares	68.3	25.5	I	93.8	70.5	25.5	I	96.0

Financial Condition, Liquidity and Capital Resources

Chapter 11-Related Information – See Note 2 to the Consolidated Financial Statements.

Asbestos-Related Litigation – See Note 3 to the Consolidated Financial Statements.

Environmental Matters – See Note 12 to the Consolidated Financial Statements.

Defined Contribution Retirement Plans – We sponsor a defined contribution retirement plan for our employees in the United States. This plan qualifies under section 401(k) of the U.S. tax code. At the present time, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee’s salary or wages. Our costs related to this benefit plan were $3.0 million and $4.8 million for the three month periods ended March 31, 2007 and 2006, respectively.

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

The following table presents the components of net pension expense and cash contributions for the advance-funded and pay-as-you-go plans:

Components of Net Pension Expense

	Three Months Ended March 31,
(In millions)	2007	2006
Annual pension benefits earned	$6.2	$6.3
Interest on opening liability – advance-funded plans	16.5	16.2
Expected return on funded assets	(20.0)	(18.2)
Net financing cost (benefit) of advance-funded plans	(3.5)	(2.0)
Interest on opening liability – pay-as-you-go plans	2.9	2.5
Net pension financing cost (benefit)	(0.6)	0.5
Amortization of:
Plan changes related to prior service	0.8	0.7
Accumulated differences between actual and assumed performance (1)	6.3	7.3
Net pension catch-up expense	7.1	8.0
Total Net Pension Expense	$12.7	$14.8

Cash Contributions to Defined Benefit Pension Plans

	Three Months Ended March 31,
(In millions)	2007	2006
U.S. advance-funded plans	$16.2	$8.7
U.S. pay-as-you-go plans	1.3	1.3
Foreign advance-funded plans	13.3	2.1
Foreign pay-as-you-go plans	1.6	1.2
Total Cash Contributions	$32.4	$13.3

(1)       Primarily related to return on assets, termination, mortality, and data corrections

The following table presents the funded status of fully-funded, underfunded and unfunded pension plans as determined under U.S. generally accepted accounting principles:

Funded Status of Pension Plans (3)

	Fully-Funded (1) Pension Plans		Underfunded (1) Pension Plans		Unfunded (2) Pension Plans
(In millions)	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
Projected benefit obligation	$247.3	$243.8	$961.2	$961.4	$231.2	$227.8
Fair value of plan assets	296.5	282.2	750.6	738.5	—	—
Funded status (PBO basis)	$49.2	$38.4	$(210.6)	$(222.9)	$(231.2)	$(227.8)

(1)       Plans intended to be advance-funded.

(2)       Plans intended to be pay-as-you-go.

(3)  For ERISA purposes, funded status is calculated on a different basis than under U.S. generally accepted accounting principles.

Fully-funded plans include several defined benefit pension plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO.  This group of plans was overfunded by $49.2 million as of March 31, 2007, and the overfunded status is reflected as “overfunded defined benefit pension plans” in the Consolidated Balance Sheet. Underfunded plans include a group of defined benefit pension plans that are underfunded on a PBO basis by a total of $210.6 million as of March 31, 2007. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $231.2 million at March 31, 2007 is unfunded.  The combined balance of the underfunded and unfunded plans was $441.8 million as of March 31, 2007 and is presented as a liability on the Consolidated Balance Sheet as follows - $10.7 million in “other current liabilities,” $339.9 million in “underfunded defined benefit pension plans” and $91.2 million in “liabilities subject to compromise.”

At the December 31, 2006 measurement date for the U.S. advance-funded defined benefit pension plans, the PBO was approximately $949 million as measured under U.S. generally accepted accounting principles. The PBO is measured as the present value (using a 5.75% discount rate as of December 31, 2006) of vested and non-vested benefits earned from employee service to date, based upon current services and estimated future pay increases for active employees.  This discount rate is based on a high quality bond portfolio designed to meet the payout pattern of the pension plans. Of the participants in the pension plans, approximately 82% are current retirees or employees of our former businesses, which skews the payout pattern to the nearer term. Assets available to fund the PBO at December 31, 2006 were approximately $737 million, or approximately $212 million less than the measured obligation.

Assets available at March 31, 2007 to fund the PBO of the U.S. advance-funded defined benefit pension plans totaled approximately $749 million, up $12 million from December 31, 2006, primarily as a result of current year contributions. It is our intention to satisfy obligations under the pension plans and to comply with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). We have obtained bankruptcy court approval to fund all minimum required payments under the Plans through April 2007. These payments reflect the impact of the Pension Protection Act of 2006, which extended the interest rates required under the Pension Funding Equity Act of 2004 for plan years commencing in 2006 and 2007.  In that regard, we contributed $71 million in 2006, $16 million in January 2007, and $21 million in April 2007, to the trusts that hold assets of the Plans.  While we intend to continue to fund all minimum required payments under the Plans, there can be no assurance that the bankruptcy court will continue to approve the funding needs of the Plans.  Contributions to non-U.S. plans are not subject to bankruptcy court approval and we intend to fund such plans based on applicable legal requirements, and actuarial and trustee recommendations; $14.9 million was funded during the three months ended March 31, 2007.

We expect total pension expense for 2007 to be approximately $51 million, and benefit payments to retirees to aggregate approximately $109 million for all pension programs in 2007.

Postretirement Benefits Other Than Pensions – We provide certain health care and life insurance benefits for retired employees, a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of benefits under this program was $2.9 million during the three months ended March 31, 2007, compared with $2.2 million in the prior year period. In addition, we received Medicare subsidy payments of $2.7 million during the three months ended March 31, 2007.  Our recorded liability for postretirement benefits of $73.8 million at March 31, 2007 is stated at net present value discounted at 5.75% (as discussed under Defined Benefit Pension Plans). Our proposed plan of reorganization provides for the continuation of these benefits.

Cash Resources and Available Credit Facilities – At March 31, 2007, we had $479.3 million in cash and cash equivalents and $91.0 million in net cash value of life insurance. In addition, we had access to committed credit facilities in the U.S., Germany and France.  In the U.S., under the $250.0 million DIP facility, $192.5 million was available at March 31, 2007, net of letters of credit and holdback provisions. The term of the DIP facility expires April 1, 2008. In Germany, under a €10.0 million line of credit, we had access to €0.4 million at March 31, 2007, net of bankers guarantees and other holdbacks. The term of the facility expires July 31, 2007.  In France, under a €3.5 million line of credit, we had access to €3.5 million at March 31, 2007, net of bankers guarantees. The term of the facility expires May 31, 2007 and is expected to be renewed for an additional one-year period. We believe that these funds and credit facilities will be sufficient to finance our business strategy while in Chapter 11.

In January 2007, our German subsidiary entered into a line of credit arrangement with a German financing company in the maximum aggregate amount of €50.0 million secured by the accounts receivable of the German subsidiary.  The financing arrangement will terminate on December 31, 2009, and includes financing costs based on the EURIBOR rate of interest, plus a minimum annual fee. The line was secured to provide liquidity for either our plan of reorganization or to fund growth in that region.  We have not drawn on this line of credit to date.  The €53.9 million of available credit (including the non-U.S. amounts above) approximated $71.9 million at March 31, 2007.

Debt and Other Contractual Obligations – Total debt outstanding at March 31, 2007 was $757.8 million, including $240.5 million of accrued interest on pre-petition debt.  As a result of the Chapter 11 filing, we are now in default on $515.0 million of pre-petition debt, which, together with accrued interest thereon, has been included in “liabilities subject to compromise” as of March 31, 2007. The automatic stay provided under the bankruptcy code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest on such debt during the Chapter 11 proceedings unless further developments lead management to conclude that it is probable that such interest will be compromised.

See Note 12 to the Consolidated Financial Statements for a discussion of financial assurances.

Analysis of Cash Flows

Our net cash flow from operating activities for the three months ended March 31, 2007 was a negative $49.0 million, compared with a negative $37.1 million for the prior year period. We attribute the lower net cash flow in the first quarter of 2007 to higher contributions to pension plans and dividends to joint venture partners. Net cash used for investing activities was $23.2 million, primarily relating to routine capital improvements and capacity expansion at two sites in the United States.  Net cash inflow from financing activities was $12.4 million, primarily from cash received from stock option exercises.

Cash Flow From Core Operations – The following table presents the components of net cash flow from core operations for the three months ended March 31, 2007 and 2006.

Core Operations

	Three Months Ended March 31,
(In millions)	2007	2006
Cash flows:
Pre-tax operating income	$60.6	$47.8
Depreciation and amortization	27.6	28.1
Pre-tax income before depreciation and amortization	88.2	75.9
Working capital and other changes	(102.3)	(82.3)
Cash flow before investing	(14.1)	(6.4)
Capital expenditures	(24.1)	(24.1)
Net cash flow from core operations	$(38.2)	$(30.5)

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

Cash Flow From Noncore Activities – The cash flow from our noncore activities can be volatile. Expenditures are generally governed by bankruptcy court rulings and receipts are generally nonrecurring. Historically, much of our noncore spending has been under Chapter 11 first-day motions that allow us to fund postretirement benefits and required environmental remediation on Grace-owned sites. Cash inflows have been from asbestos-related insurance recovery on pre-Chapter 11 liability payments, and unusual events.  The following table presents the components of net cash flow from noncore activities for the three months ended March 31, 2007 and 2006.

Noncore Activities

	Three Months Ended March 31,
(In millions)	2007	2006
Cash flows:
Pre-tax income (loss) from noncore activities	$(5.8)	$(20.1)
Other non-cash charges	0.5	7.4
Cash spending for:
Tax settlement	(10.3)	—
Environmental remediation	(2.8)	(2.1)
Postretirement benefits	(0.2)	(2.2)
Retained obligations and other	(0.4)	(0.7)
Net cash flow from noncore activities	$(19.0)	$(17.7)

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

Forward-Looking Statements

This document contains, and our other public communications may contain, forward-looking information, that is, information related to future, not past, events. Such information generally includes the words “believes,” “plans,” “intends,” “targets,” “will,” “expects,” “anticipates,” or similar expressions.  Forward-looking information includes all statements regarding our Chapter 11 proceeding (including the proforma financial statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”); expected financial position; results of operations; cash flows; financing plans; business strategy; budgets; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives;  and markets for securities. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Factors that could cause actual results to materially differ from those contained in the forward-looking statements include:  our bankruptcy and proposed plan of reorganization, our legal proceedings, especially the Montana criminal proceeding and the environmental proceedings, the cost and availability of raw materials and energy, our unfunded pension obligations, risks related to foreign operations, especially, security, regulation and currency risks, costs of compliance with environmental regulation and those factors set forth in our most recent Annual Report on Form 10-K, this quarterly report on Form 10-Q and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission.  Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking information to prove incorrect. Further, our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking information, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to the projections and forward-looking information contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Market Risk” heading in Item 7 of our Form 10-K for the year ended December 31, 2006 for disclosures required by this item.  In March 2007, we entered into a foreign currency exchange rate forward contract to hedge a portion of our net investment in a foreign operation.  Specifically, Grace’s principal U.S. subsidiary entered into an agreement to acquire U.S. dollars in exchange for Euros (EUR) from a U.S. financial institution in order to hedge a portion of the value of its net investment in its principal German subsidiary.  The contract has a total notional value of EUR 20.0 million (approximately $26.7 million based on the exchange rate as of March 31, 2007) and a contractual exchange rate of $1.3414/EUR.  The contract matures on December 14, 2007.

Item 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2007, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Grace’s Chief Executive Officer and Chief Financial Officer concluded that Grace’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to Grace is made known to management, including Grace’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Grace’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, Grace’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Notes 2, 3 and 12 to the interim consolidated financial statements in Part 1 of this Report are incorporated herein by reference.

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

On December 6, 2006, the Massachusetts District Court, in considering the Evans plaintiffs’ motion for class certification, denied that motion and dismissed the Evans plaintiffs’ claims, on grounds that those plaintiffs lacked standing to bring suit.  The Evans plaintiffs’ petitioned the U.S. Court of Appeals for the First Circuit to permit an interlocutory appeal of these decisions.  On April 9, 2007, the First Circuit denied the Evans plaintiffs’ petition.

On January 16, 2007, the Bunch plaintiffs filed an amended complaint in the Massachusetts District Court alleging self-dealing by State Street and various theories purportedly supporting allegations of breaches of fiduciary duty by Grace and other defendants.  On February 2, 2007, Grace and State Street each filed motions with the District Court to dismiss the amended complaint against Grace and State Street, respectively.  On March 1, 2007, the District Court denied each of these motions to dismiss, and certified a class of plaintiffs comprising certain S&I Plan participants.  On March 30, 2007, the District Court granted Grace’s and State Street’s motion to strike the Bunch plaintiffs’ jury demand.

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

Item 1A. RISK FACTORS

With respect to certain risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, more recent numerical measures and other information are available in the “Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this Report.  These more recent measures and information are incorporated herein by reference.

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

W. R. GRACE & CO.
(Registrant)

Date: May 9, 2007	By	/s/ A. E. Festa
A. E. Festa President and Chief Executive Officer

Date: May 9, 2007	By	/s/ Robert M. Tarola
Robert M. Tarola Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

15	Accountants’ Awareness Letter

31.(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002