Form 10-Q
period 2007-06-30
W R GRACE & CO
filed 2007-08-08
CIK 1045309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

70,133,018 shares of Common Stock, $0.01 par value, were outstanding at July 31, 2007.

W. R. GRACE & CO. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Review by Independent Registered Public Accounting Firm

A review of the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2007 and 2006 has been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Their report on the interim consolidated financial statements follows.  This report is not considered a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of June 30, 2007, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss) for each of the three-month and six-month periods ended June 30, 2007 and June 30, 2006 and the consolidated statements of cash flows for the six-month periods ended June 30, 2007 and June 30, 2006. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

August 8, 2007

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
In millions, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$812.8	$729.1	$1,528.4	$1,387.7

Cost of goods sold, exclusive of depreciation and amortization shown separately below	533.9	470.0	1,012.6	907.8
Selling, general and administrative expenses, exclusive of net pension expense and depreciation and amortization shown separately below	138.4	142.3	265.9	271.3
Depreciation and amortization	27.6	28.4	55.2	56.5
Research and development expenses	17.7	14.5	35.5	29.4
Net pension expense	13.1	16.8	25.8	31.6
Interest expense and related financing costs	20.3	19.9	39.7	35.7
Provision for environmental remediation	12.0	30.0	12.0	30.0
Chapter 11 expenses, net of interest income	23.6	11.5	41.4	20.2
Other (income) expense, net	(7.7)	(13.9)	(15.7)	(15.8)
	778.9	719.5	1,472.4	1,366.7
Income (loss) before income taxes and minority interest	33.9	9.6	56.0	21.0
Benefit from (provision for) income taxes	(9.3)	(3.3)	(24.2)	(7.8)
Minority interest in consolidated entities	(4.1)	(11.5)	(6.5)	(18.3)
Net income (loss)	$20.5	$(5.2)	$25.3	$(5.1)

Basic earnings (loss) per share:
Net income (loss)	$0.29	$(0.08)	$0.36	$(0.08)
Weighted average number of basic shares	70.1	67.9	69.8	67.5

Diluted earnings (loss) per share:
Net income (loss)	$0.29	$(0.08)	$0.35	$(0.08)
Weighted average number of diluted shares	71.8	67.9	71.4	67.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
In millions

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$25.3	$(5.1)
Reconciliation to net cash provided by (used for) operating activities:
Chapter 11 expenses, net of interest income	41.4	20.2
(Benefit from) provision for income taxes	24.2	7.8
Minority interest in consolidated entities	6.5	18.3
Depreciation and amortization	55.2	56.5
Interest accrued on pre-petition liabilities subject to compromise	38.8	34.7
Net (gain) loss on sales of investments and disposals of assets	(3.6)	(2.8)
Net pension expense	25.8	31.6
Payments under defined benefit pension arrangements	(57.0)	(39.6)
Payments under postretirement benefit plans	(3.1)	(6.5)
Net income from life insurance policies	(2.5)	(1.7)
Provision for uncollectible receivables	1.4	0.5
Provision for environmental remediation	12.0	30.0
Expenditures for environmental remediation	(4.8)	(3.4)
Expenditures for retained obligations of divested businesses	(0.8)	(1.3)
Dividends paid to minority interests in consolidated entities	(11.8)	—
Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency translation:
Working capital items (trade accounts receivable, inventories and accounts payable)	(34.2)	(86.2)
Other accruals and non-cash items	(43.3)	(3.7)
Income taxes paid, net of refunds	(18.5)	(17.8)
Net cash provided by (used for) operating activities before Chapter 11 expenses and settlements	51.0	31.5
Cash paid to resolve contingencies subject to Chapter 11	(10.3)	—
Chapter 11 expenses paid	(35.5)	(20.4)
Net cash provided by (used for) operating activities	5.2	11.1

INVESTING ACTIVITIES
Capital expenditures	(52.3)	(51.9)
Purchase of short-term investment	(25.0)	—
Purchase of equity investment	(6.3)	—
Proceeds from sales of investments and disposals of assets	3.0	7.2
Businesses acquired, net of cash acquired	—	(20.0)
Net investment in life insurance policies	0.2	(0.1)
Net cash provided by (used for) investing activities	(80.4)	(64.8)

FINANCING ACTIVITIES
Net (repayments) borrowings under credit arrangements	9.6	0.6
Fees under debtor-in-possession credit facility	(1.3)	(1.1)
Proceeds from exercise of stock options	19.4	15.8
Net cash provided by (used for) financing activities	27.7	15.3
Effect of currency exchange rate changes on cash and cash equivalents	5.5	6.9
Increase (decrease) in cash and cash equivalents	(42.0)	(31.5)
Cash and cash equivalents, beginning of period	536.3	474.7
Cash and cash equivalents, end of period	$494.3	$443.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets
In millions, except par value and shares

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$494.3	$536.3
Marketable securities	28.1	3.3
Trade accounts receivable, less allowance of $7.7 (2006–$6.6)	493.8	426.3
Inventories	287.0	284.6
Deferred income taxes	36.8	37.8
Other current assets	71.4	80.5
Total Current Assets	1,411.4	1,368.8

Properties and equipment, net of accumulated depreciation and amortization of $1,565.3 (2006–$1,510.5)	671.1	664.5
Goodwill	117.8	116.5
Cash value of life insurance policies, net of policy loans	91.5	89.2
Deferred income taxes	712.8	728.5
Asbestos-related insurance	500.0	500.0
Overfunded defined benefit pension plans	62.5	38.4
Other assets	139.3	131.5
Total Assets	$3,706.4	$3,637.4

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$12.8	$3.3
Accounts payable	200.2	172.7
Other current liabilities	276.4	272.6
Total Current Liabilities	489.4	448.6

Debt payable after one year	0.3	0.2
Deferred income taxes	54.0	58.9
Minority interest in consolidated entities	59.7	65.0
Underfunded and unfunded defined benefit pension plans	270.2	349.6
Other liabilities	36.6	43.3
Total Liabilities Not Subject to Compromise	910.2	965.6

Liabilities Subject to Compromise—Note 2	3,245.6	3,221.6
Total Liabilities	4,155.8	4,187.2

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 2007–70,131,018 (2006–68,915,022)	0.8	0.8
Paid-in capital	428.7	423.8
Accumulated deficit	(460.1)	(487.6)
Treasury stock, at cost: shares: 2007–6,848,742; (2006–8,064,738)	(81.5)	(96.0)
Accumulated other comprehensive income (loss)	(337.3)	(390.8)
Total Shareholders’ Equity (Deficit)	(449.4)	(549.8)
Total Liabilities and Shareholders’ Equity (Deficit)	$3,706.4	$3,637.4

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)
In millions

	Common Stock and Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
Balance, March 31, 2007	$427.9	$(480.6)	$(85.1)	$(384.4)	$(522.2)
Net income (loss)	—	20.5	—	—	20.5
Stock plan activity	1.6	—	3.6	—	5.2
Other comprehensive income (loss)	—	—	—	47.1	47.1
Balance, June 30, 2007	$429.5	$(460.1)	$(81.5)	$(337.3)	$(449.4)

Balance, December 31, 2006	$424.6	$(487.6)	$(96.0)	$(390.8)	$(549.8)
Cumulative effect of adoption of FASB Interpretation No.48	—	2.2	—	—	2.2
Balance, January 1, 2007	$424.6	$(485.4)	$(96.0)	$(390.8)	$(547.6)
Net income (loss)	—	25.3	—	—	25.3
Stock plan activity	4.9	—	14.5	—	19.4
Other comprehensive income (loss)	—	—	—	53.5	53.5
Balance, June 30, 2007	$429.5	$(460.1)	$(81.5)	$(337.3)	$(449.4)

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
In millions

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$20.5	$(5.2)	$25.3	$(5.1)

Other comprehensive income (loss):
Foreign currency translation adjustments	8.9	13.6	14.6	14.6
Gain (loss) from hedging activities, net of income taxes	(1.2)	0.3	(0.1)	(0.3)
Defined benefit pension and other postretirement plans, net of income taxes	39.4	—	39.0	—
Total other comprehensive income (loss)	47.1	13.9	53.5	14.3
Comprehensive income (loss)	$67.6	$8.7	$78.8	$9.2

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

The results of operations for the six-month interim period ended June 30, 2007 are not necessarily indicative of the results of operations for the year ending December 31, 2007.

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

In September 2006, the FASB Emerging Issues Task Force (“EITF”) promulgated Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  This Issue specifies that if a company provides a benefit to an employee under an endorsement split-dollar life insurance arrangement that extends to postretirement periods, it would have to recognize a liability and related compensation costs.  In November 2006, the EITF promulgated Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangement.”  EITF 06-10, among other things, extends the guidance in EITF 06-4 to collateral assignment split-dollar life insurance arrangements.  Grace will adopt EITF 06-4 and EITF 06-10 effective in the first quarter of 2008, and has not yet assessed the impact of these Issues on its Consolidated Financial Statements.

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

The Plan will become effective only after a vote of eligible creditors and with the approval of the Bankruptcy Court and the U.S. District Court for the District of Delaware. Votes on the Plan may not be solicited until the Bankruptcy Court approves the disclosure statement. The Bankruptcy Court has currently deferred consideration of the disclosure statement and Plan until after completion of hearings on the amount of Grace’s asbestos-related liability (see Note 3).

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

The Bankruptcy Court has entered separate case management orders for estimating liability for pending and future personal injury claims and adjudicating pending property damage claims, excluding ZAI claims. A trial for estimating liability for personal injury claims is currently scheduled to begin in the first quarter of 2008.  Hearings for the adjudication of various issues regarding certain property damage claims are scheduled for the second and third quarters of 2007.  The Debtors expect that the estimated liability for all asbestos-related claims may provide the basis for determining the amount to be paid into a trust on the effective date of a plan of reorganization.

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

The PI-SE Claims, the PD Claims and the related trust administration costs and expenses would be funded with (1) a payment of $512.5 million in cash (plus interest at 5.5% compounded annually from

December 21, 2002) and 18 million shares (reflecting a two-for-one stock split) of common stock of Sealed Air Corporation (“Sealed Air”) to be made directly by Cryovac, Inc., a wholly owned subsidiary of Sealed Air (“Cryovac”), to the asbestos trust pursuant to the terms of a settlement agreement resolving asbestos-related, successor liability and fraudulent transfer claims against Sealed Air and Cryovac and (2) Grace common stock. The number of shares of Grace common stock required to satisfy these claims will depend on the price of Grace common stock on the effective date of the Plan, liability measures approved by the Bankruptcy Court, and the value of the Sealed Air settlement, which changes daily with the accrual of interest and the trading value of Sealed Air common stock. The Sealed Air settlement agreement has been approved by the Bankruptcy Court, but remains subject to the fulfillment of specified conditions.

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

Other Claims

The Plan provides that all allowed administrative or priority claims would be paid 100% in cash and all general unsecured claims, other than those covered by the asbestos trust, would be paid 85% in cash and 15% in Grace common stock. Grace estimates that claims with a recorded value of approximately $1,293 million, including interest accrued through June 30, 2007, would be satisfied in this manner at the effective date of the Plan. Grace would finance these payments with cash on hand, cash from Fresenius Medical Care Holdings, Inc. (“Fresenius”) paid in settlement of asbestos and other Grace-related claims, new Grace debt, and Grace common stock.  Grace would satisfy other non-asbestos related liabilities and claims (primarily certain environmental, tax, pension and retirement medical obligations) as they become due and payable over time using cash flow from operations, insurance proceeds from policies and settlement agreements covering asbestos-related liabilities, and new credit facilities. Proceeds from available product liability insurance applicable to asbestos-related claims would supplement operating cash flow to service new debt and liabilities not paid on the effective date of the Plan.

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

On July 26, 2007, the Bankruptcy Court terminated Grace’s exclusive rights to propose a plan of reorganization and solicit votes thereon.  The termination of such rights will permit any party-in-interest to propose a competing plan of reorganization.

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

The Debtors have analyzed the claims filed pursuant to the March 31, 2003 bar date and have found that many are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of June 30, 2007, of the approximately 4,035 asbestos property damage claims filed, two claims have been resolved (these agreements are voidable depending on the terms of a confirmed plan of reorganization), approximately 3,565 claims have been expunged or withdrawn by claimants, leaving approximately 470 claims to be addressed through the property damage case management order approved by the Bankruptcy Court.  As of June 30, 2007, of the approximately 3,260 non-asbestos claims filed, approximately 1,780 have been expunged or withdrawn by claimants, approximately 1,115 have been resolved, and an additional approximately 365 claims are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.

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

On November 29, 2002, Sealed Air (and Cryovac) and Fresenius each announced that they had reached agreements in principle with such Committees to settle asbestos, successor liability and fraudulent transfer claims related to such transactions (the “litigation settlement agreements”). Under the terms of the Fresenius settlement, subject to the fulfillment of certain conditions, Fresenius would pay $115.0 million to the Debtors’ estate as directed by the Bankruptcy Court upon confirmation of the Debtors’ plan of reorganization. In July 2003, the Fresenius settlement was approved by the Bankruptcy Court. Under the terms of the Sealed Air settlement, subject to the fulfillment of certain conditions, Cryovac would make a payment of $512.5 million (plus interest at 5.5% compounded annually, commencing on December 21, 2002) and nine million shares (now 18 million shares to reflect a two-for-one stock split) of Sealed Air common stock (collectively valued at $1,211.4 million as of June 30, 2007), as directed by the Bankruptcy Court upon confirmation of the Debtors’ plan of reorganization. In June 2005, the Sealed Air settlement was approved by the Bankruptcy Court.

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

Pursuant to SOP 90-7, Grace’s pre-petition and future liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of June 30, 2007, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation, and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.  Grace presents reorganization items as “Chapter 11 expenses, net of interest income,” a separate caption in its Consolidated Statements of Operations.

Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the litigation settlements with Sealed Air and Fresenius, as such agreements are subject to conditions, which, although expected to be met, have not been satisfied and confirmed by the Bankruptcy Court. The value available under these litigation settlement agreements as measured at June 30, 2007, was $1,326.4 million comprised of $115.0 million in cash from Fresenius and $1,211.4 million in cash and stock from Cryovac. Payments under the Sealed Air settlement will be made directly to the asbestos trust by Cryovac, and will be accounted for as a satisfaction of a portion of Grace’s recorded asbestos-related liability and a credit to shareholders’ equity.

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

Components of liabilities subject to compromise are as follows:

(In millions)	June 30, 2007	December 31, 2006
Debt, pre-petition plus accrued interest	$771.3	$739.5
Asbestos-related liability	1,700.0	1,700.0
Income taxes(1)	96.5	141.2
Environmental remediation	368.3	361.1
Postretirement benefits other than pension	78.5	72.7
Unfunded special pension arrangements	98.9	95.6
Retained obligations of divested businesses	31.5	18.0
Accounts payable	31.7	31.7
Other accrued liabilities	80.0	71.2
Reclassification to current liabilities(2)	(11.1)	(9.4)
Total Liabilities Subject to Compromise	$3,245.6	$3,221.6

(1)                Amounts as of June 30, 2007 and December 31, 2006 are net of expected refunds of $73.6 million and $15.0 million, respectively.

(2)                As of June 30, 2007 and December 31, 2006, approximately $11.1 million and $9.4 million, respectively, of certain pension and postretirement benefit obligations subject to compromise have been presented in other current liabilities in the Consolidated Balance Sheets in accordance with SFAS No. 158.

Note that the unfunded special pension arrangements reflected above exclude non-U.S. pension plans and qualified U.S. pension plans that became underfunded subsequent to the Filing. Contributions to qualified U.S. pension plans are subject to Bankruptcy Court approval.

Change in Liabilities Subject to Compromise

Set forth below is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through June 30, 2007.

(In millions)	Cumulative Since Filing
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Resolution of contingencies subject to Chapter 11	(130.0)
Other court orders including employee wages and benefits, sales and use tax, and customer programs	(341.2)
Expense/(income) items:
Interest on pre-petition liabilities	313.7
Employee-related accruals	48.7
Provision for asbestos-related contingencies	744.8
Provision for estimate of environmental contingencies	307.6
Provision for estimate of income tax contingencies	(12.4)
Balance sheet reclassifications	(36.8)
Balance, end of period	$3,245.6

Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court’s allowance of contingent or disputed claims.

For the holders of pre-petition bank credit facilities, beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rates for the six months ended June 30, 2007 and 2006 were 8.25% and 7.66%, respectively.  From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly.

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

For all other holders of allowed general unsecured claims, Grace accrues interest at a rate of 4.19% per annum, compounded annually.

Chapter 11 Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Legal and financial advisory fees	$26.1	$13.3	$46.1	$24.1
Interest income	(2.5)	(1.8)	(4.7)	(3.9)
Chapter 11 expenses, net	$23.6	$11.5	$41.4	$20.2

Pursuant to SOP 90-7, interest income earned on the Debtors’ cash balances must be offset against Chapter 11 expenses.

Condensed Financial Information of the Debtors

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession
Statements of Operations
(In millions)

	Six Months Ended June 30,
	2007	2006
Net sales, including intercompany	$744.2	$733.8
Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	516.8	549.0
Selling, general and administrative expenses, exclusive of net pension expense and depreciation and amortization shown separately below	151.3	172.2
Research and development expenses	21.1	19.2
Depreciation and amortization	26.9	29.3
Net pension expense	19.2	23.2
Interest expense and related financing costs	39.0	35.6
Provision for environmental remediation	12.0	30.0
Other (income) expense, net	(25.2)	(28.5)
Chapter 11 expenses, net of interest income	41.5	20.2
	802.6	850.2
Income (loss) before income taxes and equity in net income of non-filing entities	(58.4)	(116.4)
Benefit from (provision for) income taxes	12.6	23.2
Income (loss) before equity in net income of non-filing entities	(45.8)	(93.2)
Equity in net income of non-filing entities	71.1	88.1
Net income (loss)	$25.3	$(5.1)

W. R. Grace & Co. — Chapter 11 Filing Entities
Debtor-in-Possession
Condensed Statements of Cash Flows
(In millions)

	Six Months Ended June 30,
	2007	2006
Operating Activities
Net income (loss)	$25.3	$(5.1)
Reconciliation to net cash provided by (used for) operating activities:
Chapter 11 expenses, net of interest income	41.5	20.2
(Benefit from) provision for income taxes	(12.6)	(23.2)
Equity in net income of non-filing entities	(71.1)	(88.1)
Depreciation and amortization	26.9	29.3
Interest on pre-petition liabilities subject to compromise	38.8	34.7
Provision for environmental remediation	12.0	30.0
Other non-cash items, net	(6.1)	1.1
Contributions to defined benefit pension plans	(39.4)	(32.8)
Cash paid to resolve contingencies subject to Chapter 11	(10.3)	—
Chapter 11 expenses paid	(35.5)	(20.4)
Changes in other assets and liabilities, excluding the effect of businesses acquired/divested	(57.8)	(34.0)
Net cash provided by (used for) operating activities	(88.3)	(88.3)
Investing Activities
Capital expenditures	(33.9)	(40.1)
Loan repayments and other	100.5	46.6
Net cash provided by (used for) investing activities	66.6	6.5
Net cash provided by (used for) financing activities	18.1	(1.1)
Net increase (decrease) in cash and cash equivalents	(3.6)	(82.9)
Cash and cash equivalents, beginning of period	233.8	269.2
Cash and cash equivalents, end of period	$230.2	$186.3

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession
Balance Sheets
(In millions)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$230.2	$233.8
Marketable securities	26.0	1.0
Trade accounts receivable, net	121.8	117.9
Receivables from non-filing entities, net	76.7	53.2
Inventories	83.6	72.9
Other current assets	44.3	59.9
Total Current Assets	582.6	538.7
Properties and equipment, net	396.6	394.5
Cash value of life insurancepolicies, net of policy loans	91.5	89.2
Deferred income taxes	675.6	687.1
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	189.0	237.7
Investment in non-filing entities	698.8	660.3
Other assets	89.4	90.8
Total Assets	$3,223.5	$3,198.3
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities	$208.1	$212.0
Minority interest in consolidated entities	52.1	58.4
Other liabilities	167.1	256.1
Total Liabilities Not Subject to Compromise	427.3	526.5
Liabilities Subject to Compromise	3,245.6	3,221.6
Total Liabilities	3,672.9	3,748.1
Shareholders’ Equity (Deficit)	(449.4)	(549.8)
Total Liabilities and Shareholders’ Equity (Deficit)	$3,223.5	$3,198.3

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

Approximately 4,035 additional property damage claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Such claims were reviewed in detail by Grace, categorized into claims with sufficient information to be evaluated or claims that require additional information and, where sufficient information existed, the estimated cost of resolution was considered as part of Grace’s recorded asbestos-related liability. (Approximately 200 claims did not contain sufficient information to permit an evaluation.) Grace has objected to virtually all property damage claims on a number of different bases, including: no authorization to file a claim; the claim was previously settled or adjudicated; no or insufficient documentation; failure to identify a Grace product; the expiration of the applicable statute of limitations and/or statute of repose, and/or laches; and a defense that the product in place is not hazardous. As of June 30, 2007, following the reclassification, withdrawal or expungement of claims, approximately 470 property damage claims remain outstanding.

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

Based on Grace’s investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that the product was and continues to be safe for its intended purpose and poses little or no threat to human health. The plaintiffs in the ZAI lawsuits (and the U.S. government in the Montana criminal proceeding described in Note 12) dispute Grace’s position on the safety of ZAI. On October 18, 2004, the Bankruptcy Court held a hearing on motions filed by the parties to address a number of important legal and factual issues regarding the ZAI claims.  On December 14, 2006, the Bankruptcy Court issued an opinion and order holding that, although ZAI is contaminated with asbestos and can release asbestos fibers when disturbed, there is no unreasonable risk of harm from ZAI.  The ZAI claimants intend to appeal such opinion and order.  The Bankruptcy Court has scheduled a conference in August 2007 to consider whether any of the claimant’s theories of liability still need to be addressed and what claims, if any, may still remain.  Grace’s recorded asbestos-related liability at June 30, 2007 assumes the risk of loss from ZAI litigation is not probable.  If Grace’s view as to risk of loss is not sustained, management believes the cost to resolve the matter would be material.

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

Cumulatively through the Filing Date, 16,354 asbestos personal injury lawsuits involving approximately 35,720 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved) and approximately 55,489 lawsuits involving approximately 163,698 claims were disposed of (through settlements and judgments) for a total of $645.6 million.  As of the Filing Date, 129,191 claims for personal injury were pending against Grace. Grace believes that a substantial number of additional personal injury claims would have been received between the Filing Date and June 30, 2007 had such claims not been stayed by the Bankruptcy Court.

Asbestos-Related Liability — The total recorded asbestos-related liability as of June 30, 2007 and December 31, 2006 was $1,700.0 million and is included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheets.  Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on its proposed plan of reorganization as discussed in Note 2. The amount recorded at June 30, 2007 and December 31, 2006 includes the $1,613 million maximum amount reflected as a condition precedent to the Plan and $87 million related to pre-Chapter 11 contractual settlements and judgments included in general unsecured claims.

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

The Bankruptcy Court has entered separate case management orders for estimating liability for pending and future personal injury claims and adjudicating pending property damage claims, excluding ZAI claims.  A trial for estimating liability for personal injury claims is currently scheduled to begin in the first quarter of 2008.  Hearings for the adjudication of various issues regarding certain property damage claims are scheduled for the second and third quarters of 2007. The Debtors expect that the estimated liability will provide the basis for determining the Funding Amount to be paid into the trust on the effective date of the Plan.

For personal injury claims, the Bankruptcy Court ordered that all claimants with claims pending as of the Filing Date (other than settled but unpaid claims) must complete detailed questionnaires providing information on, among other things, their medical condition, including diagnostic support, exposure to Grace and non-Grace asbestos-containing products, employment history, and pending lawsuits against other companies.  The Bankruptcy Court required questionnaires to be completed on or before July 12, 2006 and supplemental questionnaires to be completed on or before January 12, 2007.

The Bankruptcy Court also established procedures and deadlines for filing proofs of claims for asbestos personal injury claims pending as of the Filing Date.  Claimants asserting claims subject to enforceable written settlement agreements dated prior to the Filing Date, which have not been fully paid or satisfied, were required to file proofs of claim by October 16, 2006.  Claimants asserting claims that are not subject to such settlement agreements were required to file proofs of claim by November 15, 2006.

Grace has catalogued and analyzed the information furnished with the proofs of claim and questionnaires. The information has been analyzed and reviewed by experts and Grace, the official committee of asbestos personal injury claimants and the representative of the future asbestos claimants have submitted expert reports that each party will rely upon to support its respective estimate of Grace’s asbestos personal injury liability.  The estimate of such liability is expected to provide the basis for determining the appropriate funding amount to resolve current and future asbestos personal injury claims in a plan of reorganization.  Copies of Grace’s and the official committee of asbestos personal injury claimants’ expert reports and portions of the representative of the future asbestos claimants’ expert report are available through the Bankruptcy Court. These expert reports are subject to supplementation, rebuttal and discovery, and are based on data, methodologies and assumptions that may or may not be accepted by the Bankruptcy Court. Grace expects the estimation litigation process to conclude with hearings currently scheduled to begin in the first quarter of 2008.  Grace expects to adjust its recorded asbestos-related liability as necessary to reflect rulings made by the Bankruptcy Court following these hearings after consideration of all evidence presented by Grace, the official committees and the representative of future asbestos claimants; such adjustments may be material.

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

However, as Grace is willing to proceed with confirmation of the Plan with a Funding Amount of up to $1,613 million (assuming that other conditions precedent to confirmation of the Plan are satisfied, including the availability of the payment from Cryovac directly to the asbestos trust under the settlement agreement described in Note 2), Grace’s recorded asbestos-related liability reflects the maximum amount allowed as a condition precedent under the Plan. This amount, plus $87.0 million for pre-Chapter 11 contractual settlements and judgments, brings the total recorded asbestos-related liability as of June 30, 2007 and December 31, 2006 to $1,700 million. Any differences between the Plan as filed and as approved for confirmation could fundamentally change the accounting measurement of Grace’s asbestos-related liability and that change could be material.

Insurance Rights — Grace previously purchased insurance policies that provided coverage for years 1962 to 1985 with respect to asbestos-related lawsuits and claims that, in the aggregate, amounts to $917 million of available coverage from solvent insurance carriers.  Eligible claims would have to exceed $4 billion to access total coverage. For the most part, coverage for years 1962 through 1972 has been exhausted, leaving coverage for years 1973 through 1985 available for pending and future asbestos claims.  Since 1985, insurance coverage for asbestos-related liabilities has not been commercially available to Grace.

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

In November 2006, Grace entered into a settlement agreement with an underwriter of a portion of its excess insurance coverage. The insurer paid a settlement amount of $90.0 million directly to an escrow account for the benefit of the holders of claims for which Grace was provided coverage under the affected policies.  The escrow account balance at June 30, 2007 approximated $92.5 million, including interest earned on the account. Funds will be distributed from this account directly to claimants at the direction of the escrow agent pursuant to the terms of a confirmed plan of reorganization or as otherwise ordered by the Bankruptcy Court.  Grace will record the amount in the escrow account as an asset and reduce its asbestos insurance receivable balance when all contingencies for the release of such amount are satisfied.

As of June 30, 2007, including the settlement discussed above and after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements, there remains approximately $917 million of excess coverage from 55 presently solvent insurers. Grace estimates that, assuming the resolution value of asbestos-related claims equal to the recorded liability of $1,700 million (which should fund claim payments in excess of $2 billion), it should be entitled to approximately $500 million of insurance recovery.  This amount was determined by estimating the aggregate and per year payout for claims over time and applying the expected insurance recovery factor to such claims. However, the ultimate amount of insurance recovered on such claims will depend on a number of factors that can only be determined at the time claims are paid including: the nature of the claim (PI, PD or ZAI), the relevant exposure years, the timing of payment, the solvency of insurers and the legal status of policy rights. Accordingly, Grace’s recorded estimate of insurance recovery may differ materially from actual amounts received.

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

During the three months ended June 30, 2007, Grace became entitled to and recorded interest receivable (net of federal tax) of $14.7 million related to certain refund claims resulting from losses arising in the years 1997-2002 eligible for carryback. In addition, Grace recorded an increase in its liability for uncertain tax positions of $3.1 million related primarily to an ongoing income tax examination in Germany.

Grace accrues potential interest and any associated penalties related to uncertain tax positions in “benefit from (provision for) income taxes” in the Consolidated Statements of Operations. The total amount of interest and penalties (on a gross basis) accrued on uncertain tax positions as of January 1, 2007 was $59.1 million. During the three months ended June 30, 2007, Grace accrued additional interest expense (net of applicable federal benefit) and penalties of $1.0 million ($2.9 million for the six months ended June 30, 2007).

Grace files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. In many cases, Grace’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by major jurisdiction:

Tax Jurisdiction	Examination in Progress	Examination Not Yet Initiated
United States(1)(2)	1993-2004	2005-2006
Germany(1)	1998-2001	2002-2006
United Kingdom	None	2005-2006
Singapore	None	2002-2006
France	None	2004-2006
Italy	None	2000-2006

(1)                Includes federal as well as state, provincial or local jurisdictions, as applicable.

(2)                In the U.S., the IRS is currently examining tax years 2002-2004.  Tax years 1993-1996 and 1997-2001 have been examined and partially resolved and there are still pending issues in appeals or pending legal proceedings as described below.

Based upon the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, Grace believes there may be a material change to Grace’s aggregate recorded liabilities for uncertain tax positions in the next twelve months with respect to the following matters:

1.               With respect to the 1993-1996 federal income tax audit there is one issue outstanding related to $7.0 million of research and experimentation (“R&E”) credits.  Grace is currently engaged in settlement discussions with the Internal Revenue Service (“IRS”) regarding this matter.

2.               With respect to the IRS examination of the 1997-2001 tax years, Grace has received revised examination reports from the IRS, which include the review of losses carried back to 1988-1989 (collectively, the “Examination Reports”) asserting, in the aggregate, approximately $32.5 million of net additional tax plus accrued interest.  The most significant issue addressed in the Examination Reports concerns the carryback of a specified liability loss from the 1998 tax period to the 1989 taxable year.  On March 22, 2007, Grace received a Notice of Deficiency with respect to the carryback of the specified liability loss and certain other issues.  Grace expects to commence tax court litigation to resolve the issues relating to the Notice of Deficiency.  Another unresolved issue relates to the 1999 recognition of a capital loss on the disposal of shares of an affiliated entity formed to assist Grace with its environmental remediation needs.  The amount at issue is $45 million and Grace is defending its position administratively through the IRS appeals process.

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

As of June 30, 2007, Grace had $256.2 million in U.S. net operating loss (“NOL”) carryforwards.  As reflected in Grace’s accrual related to future foreign earnings repatriations, Grace anticipates the utilization of these NOLs to reduce the tax cost of future dividends from its non-U.S. affiliates.  Grace anticipates generating additional NOLs upon emergence from bankruptcy as contemplated in the Plan.  Because Grace did not pay a significant amount of U.S. taxes in prior years and/or has already received or applied for tax refunds from available NOL carryback years, it expects to carryforward most of its NOLs after emergence from bankruptcy. Under federal income tax law, a corporation is generally permitted to carryforward NOLs for a 20-year period for deduction against future taxable income. Grace’s ability to deduct NOL carryforwards could be significantly limited if it were to undergo an ownership change during or as a result of the Chapter 11 proceeding.  During the course of the bankruptcy proceeding, the Bankruptcy Court entered an order that places certain limitations on trading in Grace common stock or options convertible into Grace common stock.  Pursuant to these limitations, Grace intends to object to any purchase of Grace common stock or options that would potentially contribute to an ownership change.  However, Grace can provide no assurance that these limitations will prevent an ownership change or that its ability to utilize net operating loss carryforwards will not be significantly limited as a result of Grace’s reorganization.

5.              Other (Income) Expense

Components of other (income) expense are as follows:

Other (Income) Expense	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Income from insurance settlements	$—	$(6.9)	$—	$(6.9)
COLI income, net	(0.5)	(0.5)	(2.5)	(1.7)
Interest income	(1.6)	(1.6)	(3.7)	(3.0)
Net (gain) loss on sales of investments and disposals of assets	(3.4)	(4.6)	(3.6)	(2.8)
Currency translation — intercompany loan	(1.0)	(10.7)	(3.8)	(13.7)
Value of currency contracts	0.4	10.7	2.5	13.5
Other currency transaction effects	1.5	1.7	1.9	2.7
Cash received on previously written-off receivable	—	—	(0.9)	—
Interest income on joint venture cash balances	(0.6)	(0.1)	(1.3)	(0.2)
Other miscellaneous income	(2.5)	(1.9)	(4.3)	(3.7)
Total other (income) expense	$(7.7)	$(13.9)	$(15.7)	$(15.8)

6.              Balance Sheet Accounts

Marketable Securities

In April 2007, Grace invested $25.0 million in a six-month 5.25% note offered by the Federal Home Loan Bank.  Principal and interest on the note matures on November 1, 2007.  Grace is accounting for this investment as held-to-maturity, and carrying the note at amortized cost, which approximates fair value.  Grace has accrued $0.2 million of interest income on this note in the three months ended June 30, 2007, which is recorded in “Chapter 11 expenses, net of interest income” in the Consolidated Statement of Operations.

Other Balance Sheet Accounts

The following table provides details of Grace’s other significant balance sheet accounts as of June 30, 2007 and December 31, 2006:

(In millions)	June 30, 2007	December 31, 2006
Inventories
Raw materials	$70.6	$59.6
In process	40.1	41.4
Finished products	201.4	189.8
General merchandise	36.9	35.6
Less: Adjustment of certain inventories to a last-in/first-out (LIFO) basis	(62.0)	(41.8)
	$287.0	$284.6
Other Assets
Deferred charges	$39.7	$38.1
Long-term receivables, less allowances of $0.8 (2005 - $0.7)	7.9	7.9
Patents, licenses and other intangible assets, net	81.7	84.9
Investments in unconsolidated affiliates and other	10.0	0.6
	$139.3	$131.5
Other Current Liabilities
Accrued compensation	$70.9	$90.4
Deferred tax liability	7.2	6.7
Customer volume rebates	29.8	41.8
Accrued commissions	10.1	13.5
Accrued reorganization fees	35.3	24.9
Income taxes payable	33.5	13.9
Other accrued liabilities	89.6	81.4
	$276.4	$272.6
Other Liabilities
Long-term self-insurance reserve	$8.0	$8.0
Retained obligations of divested businesses	5.3	5.3
Long-term incentive compensation	4.1	12.2
Other accrued liabilities	19.2	17.8
	$36.6	$43.3

During 2007, a reduction in U.S. LIFO inventory levels resulted in costs pertaining to prior years being reflected in cost of sales for the six months ended June 30, 2007.  This had the effect of increasing pre-tax income by $0.7 million compared to current cost.

Accrued compensation in the table above includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

7.              Life Insurance

Grace is the beneficiary of corporate-owned life insurance (“COLI”) policies on certain current and former employees with a net cash surrender value of $91.5 million and $89.2 million at June 30, 2007 and December 31, 2006, respectively. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years.

The following tables summarize activity in these policies for the six months ended June 30, 2007 and 2006, and the components of net cash value at June 30, 2007 and December 31, 2006:

Life Insurance — Activity Summary	Six Months Ended June 30,
(In millions)	2007	2006
Earnings on policy assets	$2.8	$2.4
Interest on policy loans	(0.3)	(0.7)
Policy loan repayments	—	—
Proceeds from termination of life insurance policies	—	—
Net investing activity	(0.2)	0.1
Change in net cash value	$2.3	$1.8
Tax-free proceeds received	$—	$0.2

Components of Net Cash Value	June 30,	December 31,
(In millions)	2007	2006
Gross cash value	$117.2	$114.7
Principal — policy loans	(24.5)	(25.0)
Accrued interest — policy loans	(1.2)	(0.5)
Net cash value	$91.5	$89.2
Insurance benefits in force	$197.5	$197.9

Grace’s financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

8.              Debt

Components of Debt	June 30,	December 31,
(In millions)	2007	2006
Debt payable within one year
Other short-term borrowings	$12.8	$3.3

Debt payable after one year
DIP facility	$—	$—
Other long-term borrowings	0.3	0.2
	$0.3	$0.2
Debt Subject to Compromise
Bank borrowings	$500.0	$500.0
Other borrowings	15.5	13.8
Accrued interest	255.8	225.7
	$771.3	$739.5
Annualized weighted average interest rates on total debt	8.3%	7.9%

In April 2001, the Debtors entered into the DIP facility for a two-year term in the aggregate amount of $250 million. The DIP facility is secured by a priority lien on substantially all assets of the Debtors with the exclusion of the capital stock of non-U.S. subsidiaries, and bears interest based on the London Interbank Offered Rate (LIBOR). The Debtors have extended the term of the DIP facility through April 1, 2008. Grace had no outstanding borrowings under the DIP facility as of June 30, 2007 and December 31, 2006; however, $51.1 million and $55.4 million of standby letters of credit were issued and outstanding under the facility as of June 30, 2007 and December 31, 2006, respectively. The letters of credit, which reduce available funds under the facility, were issued primarily for trade-related matters such as performance bonds, and certain insurance and environmental matters.

In January 2007, Grace’s principal German subsidiary entered into a line of credit arrangement with a German financing company in the maximum aggregate amount of €50.0 million (equivalent to $67.2 million at June 30, 2007) secured by the accounts receivable of the German subsidiary.  The financing arrangement will terminate on December 31, 2009, and includes financing costs based on the EURIBOR rate of interest, plus a minimum annual fee.

As of June 30, 2007, Grace had access to the equivalent of approximately $63.7 million in available credit under various non-U.S. credit facilities.

9.              Shareholders’ Equity (Deficit)

Under its Certificate of Incorporation, the Company is authorized to issue 300,000,000 shares of common stock, $0.01 par value. Of the common stock unissued at June 30, 2007, approximately 3,365,846 shares were reserved for issuance pursuant to stock options and other stock incentives. Since the Filing Date, Grace has not granted any stock options. During the six months ended June 30, 2007, 1,215,996 stock options were exercised for aggregate proceeds of $19.4 million.

For additional information, see Notes 15 and 17 to the Consolidated Financial Statements in Grace’s 2006 Form 10-K.

10.             Earnings (Loss) Per Share

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share.

Earnings (Loss) Per Share	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2007	2006	2007	2006
Numerators
Net income (loss)	$20.5	$(5.2)	$25.3	$(5.1)
Denominators
Weighted average common shares — basic calculation	70.1	67.9	69.8	67.5
Dilutive effect of employee stock options	1.7	—	1.6	—
Weighted average common shares — diluted calculation	71.8	67.9	71.4	67.5
Basic earnings (loss) per share	$0.29	$(0.08)	$0.36	$(0.08)
Diluted earnings (loss) per share	$0.29	$(0.08)	$0.35	$(0.08)

The average market price of Grace’s common stock exceeded the exercise price of all outstanding stock options for the three months and six months ended June 30, 2007.  Therefore, there were no antidilutive options outstanding during these periods.

Stock options that could potentially dilute basic earnings (loss) per share (that were excluded from the computation of diluted earnings (loss) per share because their exercise prices were greater than the average market price of the common shares) averaged approximately 5.3 million and 6.1 million for the three months and six months ended June 30, 2006, respectively.  As a result of the net losses recorded for the three months and six months ended June 30, 2006, approximately 500,000 and 400,000, respectively, of employee compensation-related shares issuable under stock options were also excluded from the diluted loss per share calculation because their effect would have been antidilutive.

11.             Comprehensive Income (Loss)

The tables below present the pre-tax, tax and after-tax components of Grace’s other comprehensive income (loss) for the three months and six months ended June 30, 2007 and 2006:

Three Months Ended June 30, 2007	Pre-Tax	Tax Benefit/	After- Tax
(In millions)	Amount	(Expense)	Amount
Gain (loss) from hedging activities	$(2.0)	$0.8	$(1.2)
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	(1.8)	0.6	(1.2)
Amortization of net deferred actuarial loss included in net periodic benefit cost	7.4	(2.6)	4.8
Other changes in funded status	54.5	(18.7)	35.8
Benefit plans, net	60.1	(20.7)	39.4
Foreign currency translation adjustments	8.9	—	8.9
Other comprehensive income (loss)	$67.0	$(19.9)	$47.1

Six Months Ended June 30, 2007	Pre-Tax	Tax Benefit/	After- Tax
(In millions)	Amount	(Expense)	Amount
Gain (loss) from hedging activities	$(0.1)	$—	$(0.1)
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	(3.5)	1.2	(2.3)
Amortization of net deferred actuarial loss included in net periodic benefit cost	14.1	(4.8)	9.3
Other changes in funded status	49.0	(17.0)	32.0
Benefit plans, net	59.6	(20.6)	39.0
Foreign currency translation adjustments	14.6	—	14.6
Other comprehensive income (loss)	$74.1	$(20.6)	$53.5

Three Months Ended June 30, 2006	Pre-Tax	Tax Benefit/	After- Tax
(In millions)	Amount	(Expense)	Amount
Gain (loss) from hedging activities	$0.5	$(0.2)	$0.3
Foreign currency translation adjustments	13.6	—	13.6
Other comprehensive income (loss)	$14.1	$(0.2)	$13.9

Six Months Ended June 30, 2006	Pre-Tax	Tax Benefit/	After- Tax
(In millions)	Amount	(Expense)	Amount
Gain (loss) from hedging activities	$(0.4)	$0.1	$(0.3)
Foreign currency translation adjustments	14.6	—	14.6
Other comprehensive income (loss)	$14.2	$0.1	$14.3

The following table presents the components of Grace’s accumulated other comprehensive income (loss) at June 30, 2007 and December 31, 2006:

Components of Accumulated Other Comprehensive Income (Loss)	June 30,	December 31,
(In millions)	2007	2006
Hedging activities (net of tax)	$(1.4)	$(1.3)
Defined benefit pension and other postretirement plans:
Net prior service credit (net of tax)	6.8	9.1
Net deferred actuarial loss (net of tax)	(362.9)	(404.2)
Benefit plans, net	(356.1)	(395.1)
Foreign currency translation	20.2	5.6
Accumulated other comprehensive income (loss)	$(337.3)	$(390.8)

Accumulated other comprehensive income (loss) related to the defined benefit pension and other postretirement plans at June 30, 2007 represents the accumulation of net actuarial losses of $362.9 million as well as net prior service credits of $6.8 million. These amounts are net of tax and are amortized as a component of net periodic benefit cost. For the three months and six months ended June 30, 2007, the pre-tax benefit recognized related to prior service credits was $1.8 million and $3.5 million, respectively, and the pre-tax expense recognized for amortization of accumulated actuarial losses was $7.4 million and $14.1 million, respectively. In addition, $54.5 million and $49.0 million of additional pre-tax comprehensive income was recognized for changes in funded status during the three months and six months ended June 30, 2007, respectively (see Note 13 for more information).

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

Asbestos-Related Liability — See Note 3

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

At June 30, 2007, Grace’s estimated liability for environmental investigative and remediation costs totaled $368.3 million, as compared with $361.1 million at December 31, 2006. The amount is based on funding and/or remediation agreements in place and Grace’s best estimate of its cost for sites not subject to a formal remediation plan. Grace’s estimated environmental liabilities are included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheets.

For the three-month and six-month periods ended June 30, 2007, Grace recorded pre-tax charges of $12.0 million to adjust its estimate of costs to resolve environmental remediation claims based on recent information exchanged with the U.S. Government.  Of the pre-tax charges, $9.4 million was in connection with a cost recovery lawsuit brought by the U.S. Government (see below).  The remainder of the pre-tax charges were attributable to the ongoing review of recorded environmental liabilities.

Net cash expenditures charged against previously established reserves for the six months ended June 30, 2007 and 2006 were $4.8 million and $3.4 million, respectively.

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

Grace’s total estimated liability for asbestos remediation related to its former vermiculite operations in Libby, including the cost of remediation at vermiculite processing sites outside of Libby, at June 30, 2007 and December 31, 2006 was $267.3 million and $255.2 million, respectively.  The estimated obligation as of each date includes $164.4 million for asserted reimbursable costs through 2005 (which includes the $54.5 million charge discussed above).  The estimate as of each date does not include the cost to remediate the Grace-owned mine site at Libby or other nearby properties that may require remediation, which costs are not currently estimable. Grace’s estimate of costs is based on recent information exchanged with the EPA. However, the EPA’s cost estimates have increased regularly and substantially over the course of this remediation. Consequently, as the EPA’s spending on these matters increases, or the expected time frame increases, Grace’s liability for remediation may increase.

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

In March 2005, the U.S. District Court for the District of Montana entered a scheduling order setting a trial date of September 11, 2006.  In July 2006, the District Court dismissed a portion of the conspiracy count of a superseding indictment alleging conspiracy to knowingly endanger residents of the Libby area and others in violation of the Clean Air Act.  In August 2006, the District Court granted a motion by the defendants to exclude as evidence sample results that included minerals that do not constitute asbestos under the Clean Air Act.  The Government has appealed these and other rulings to the Ninth Circuit Court of Appeals, which heard oral argument in June 2007.  As a result of the appeals, the trial has been delayed pending resolution of the appeals.

The U.S. Bankruptcy Court previously granted Grace’s request to advance legal and defense costs to the employees, subject to a reimbursement obligation if it is later determined that the employees did not meet the standards for indemnification set forth under the appropriate state corporate law. For the six months ended June 30, 2007 and 2006, respectively, total expense for Grace and the employees was $6.3 million and $27.2 million, which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

In August 2007, the Bankruptcy Court denied the State of New Jersey’s motion for leave to file a late proof of claim in the amount of $31 million.  This ruling, which the State of New Jersey is expected to appeal, does not affect the claims against the former employees, for which Grace would have an indemnification obligation.

Non-Vermiculite Related Matters

At June 30, 2007 and December 31, 2006, Grace’s estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $101.0 million and $105.9 million, respectively. This liability relates to Grace’s current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party.  Grace’s estimated liability is based upon an evaluation of claims for which sufficient information was available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.

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

Financial Assurances — Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters.  At June 30, 2007, Grace had gross financial assurances issued and outstanding of $280.0 million, comprised of $137.0 million of surety bonds issued by various insurance companies, and $143.0 million of standby letters of credit and other financial assurances issued by various banks. As discussed in Note 8, $51.1 million of these financial assurances have been issued under the DIP facility.

In connection with a 1994 divestment, Grace obtained a letter of credit in the maximum amount of $25.0 million to secure scheduled payments on bonds issued to fund the transaction.  Amounts drawn under this letter of credit aggregated $3.9 million through June 30, 2007.  The last of the bonds matures in November 2016.  Because the primary source of bond payment funds is revenue from contracts under which timing and amounts of sales are variable, it is not possible to predict future draws.

Accounting for Contingencies — Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. generally accepted accounting principles. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace’s Chapter 11 proceedings. Accruals recorded for such contingencies have been included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at June 30, 2007.

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

At the December 31, 2006 measurement date for Grace’s defined benefit pension plans (the “Plans”), the projected benefit obligation (“PBO”) was approximately $1,433 million as measured under U.S. generally accepted accounting principles.  Beginning in 2007, on a quarterly basis, Grace analyzes pension assets and pension liabilities along with the resulting funded status and updates its estimate of these measures.  Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes.

The assumed discount rate for pension plans reflects the market rates for high quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 5.75% as of December 31, 2006 was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. Based on review of an updated yield curve analysis as of June 30, 2007, Grace increased the discount rate for the U.S. qualified pension plans to 6.25% based on market rates at that time. In addition, Grace evaluated the current discount rates for the United Kingdom pension plan and German pension plans, which combined represented approximately 87% of the benefit obligation of the non-U.S. pension plans as of December 31, 2006. Based on review of the yield curve analyses for these plans as of June 30, 2007, Grace increased the discount rates for the United Kingdom and Germany by 50 basis points and 25 basis points, respectively, as compared to December 31, 2006. The aggregate adjustment to the funded status resulting from the change in discount rates as of June 30, 2007 was an increase to total assets of approximately $13 million, and a decrease to total liabilities of approximately $57 million.  After tax effects, total assets decreased by approximately $11 million, total liabilities decreased by approximately $57 million and shareholders’ equity increased by approximately $46 million.

At June 30, 2007, Grace’s recorded pension liability for underfunded and unfunded plans was $375.2 million ($270.2 million included in “underfunded and unfunded defined benefit pension plans”, $11.5 million included in “other current liabilities”, and $93.5 million related to noncurrent supplemental pension benefits, included in “liabilities subject to compromise”). The recorded liability reflects 1) the shortfall between dedicated assets and the PBO of underfunded plans ($145.1 million); and 2) the PBO of unfunded pay-as-you-go plans ($230.1 million).

Funded status for purposes of the Employee Retirement Income Security Act of 1974 is calculated on a different basis than under U.S. generally accepted accounting principles.

Postretirement Benefits Other Than Pensions — Grace provides postretirement health care and life insurance benefits for retired employees of certain U.S. business units and certain divested units.  The postretirement medical plan provides various levels of benefits to employees hired before 1991 who retire from Grace after age 55 with at least 10 years of service.  These plans are unfunded and Grace pays a portion of the costs of benefits under these plans as they are incurred. Grace applies SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” which requires that the future costs of postretirement health care and life insurance benefits be accrued over the employees’ years of service.

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

For 2007 measurement purposes, per capita costs, before retiree contributions, were assumed to initially increase at a rate of 10.0%.  The rate is assumed to decrease gradually to 5.0% through 2012 and remain at that level thereafter.  A one percentage point increase or decrease in assumed health care medical cost trend rates would have a negligible impact on Grace’s postretirement benefit obligations.

The components of net periodic benefit cost (income) for Grace’s pension and postretirement plans for the three months and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,
	2007			2006
			Post-			Post-
Components of Net Periodic Benefit Cost (Income)	Pension		retire-	Pension		retire-
(In millions)	U.S.	Non-U.S.	ment	U.S.	Non-U.S.	ment
Service cost	$3.7	$1.8	$0.1	$3.8	$2.1	$0.1
Interest cost	14.6	5.1	1.2	14.6	4.3	0.9
Expected return on plan assets	(14.4)	(5.3)	—	(12.6)	(4.5)	—
Amortization of prior service cost (credit)	0.6	0.2	(2.6)	0.6	0.2	(2.0)
Amortization of net deferred actuarial loss	5.6	1.2	0.6	6.2	2.1	(0.2)
Net periodic benefit cost (income)	$10.1	$3.0	$(0.7)	$12.6	$4.2	$(1.2)

	Six Months Ended June 30,
	2007			2006
			Post-			Post-
Components of Net Periodic Benefit Cost (Income)	Pension		retire-	Pension		retire-
(In millions)	U.S.	Non-U.S.	ment	U.S.	Non-U.S.	ment
Service cost	$7.9	$3.8	$0.2	$8.1	$4.1	$0.2
Interest cost	29.0	10.1	2.3	29.1	8.5	2.0
Expected return on plan assets	(29.2)	(10.5)	—	(26.5)	(8.8)	—
Amortization of prior service cost (credit)	1.2	0.4	(5.1)	1.2	0.3	(5.2)
Amortization of net deferred actuarial loss	10.5	2.6	1.0	11.5	4.1	0.2
Net periodic benefit cost (income)	$19.4	$6.4	$(1.6)	$23.4	$8.2	$(2.8)

Plan Contributions and Funding — Subject to any required approval of the Bankruptcy Court, Grace intends to satisfy its obligations under the Plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  For ERISA purposes, funded status is calculated on a different basis than under U.S. generally accepted accounting principles.  On June 20, 2007, Grace obtained Bankruptcy Court approval to fund minimum required payments of approximately $54 million for the period from July 2007 through January 2008.  In that regard, Grace contributed approximately $9 million in July 2007 to the trusts that hold assets of the Plans.  While Grace intends to continue to fund all minimum required payments under the Plans, there can be no assurance that the Bankruptcy Court will continue to approve these payments.

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

In May 2007, Grace’s packaging technologies product group was transferred to the Grace Davison operating segment. As a result, Grace is currently evaluating the configuration of its reportable operating segments in an effort to more clearly convey business drivers and performance, with the evaluation expected to be completed by the fourth quarter of 2007. Until such review is complete, Grace will continue to report segment information consistent with prior periods.

The following table presents information related to Grace’s operating segments for the three months and six months ended June 30, 2007 and 2006, respectively. Only those corporate expenses directly related to the operating segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

Operating Segment Data	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Net Sales
Grace Davison	$438.7	$380.3	$826.4	$736.7
Grace Performance Chemicals	374.1	348.8	702.0	651.0
Total	$812.8	$729.1	$1,528.4	$1,387.7
Pre-tax Operating Income
Grace Davison	$60.6	$46.3	$105.6	$82.3
Grace Performance Chemicals	58.6	53.1	94.8	87.3
Corporate costs	(26.1)	(28.7)	(46.7)	(51.1)
Total	$93.1	$70.7	$153.7	$118.5

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

The following table presents information related to the geographic areas in which Grace operated for the three months and six months ended June 30, 2007 and 2006, respectively. Sales are attributed to geographic areas based on customer location.

Geographic Area Data	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Net Sales
United States	$252.7	$267.5	$498.4	$506.8
Canada and Puerto Rico	24.3	25.5	45.2	66.1
Total North America	$277.0	$293.0	$543.6	$572.9
Germany	39.0	35.1	74.6	65.4
Europe, other than Germany	295.3	233.9	554.8	450.6
Total Europe	$334.3	$269.0	$629.4	$516.0
Asia Pacific	148.4	128.4	259.1	226.7
Latin America	53.1	38.7	96.3	72.1
Total	$812.8	$729.1	$1,528.4	$1,387.7

The pre-tax operating income for Grace’s operating segments for the three months and six months ended June 30, 2007 and 2006, respectively, is reconciled below to income (loss) before income taxes and minority interest presented in the accompanying Consolidated Statements of Operations.

Reconciliation of Operating Segment Data to Financial Statements	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Pre-tax operating income — core operations	$93.1	$70.7	$153.7	$118.5
Minority interest in consolidated entities	4.1	11.5	6.5	18.3
Chapter 11 expenses, net of interest income	(23.6)	(11.5)	(41.4)	(20.2)
Net gain (loss) on sales of investments and disposals of assets	3.4	4.6	3.6	2.8
Provision for environmental remediation	(12.0)	(30.0)	(12.0)	(30.0)
Interest expense and related financing costs	(20.3)	(19.9)	(39.7)	(35.7)
Other, net	(10.8)	(15.8)	(14.7)	(32.7)
Income (loss) before income taxes and minority interest	$33.9	$9.6	$56.0	$21.0

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

15.             Minority Interest in Consolidated Entities

Within both Grace Davison and Grace Performance Chemicals, Grace conducts certain business activities in various countries through joint ventures with unaffiliated third parties.  The following tables present summary financial statistics for Grace’s combined businesses subject to profit sharing:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Sales	$120.6	$106.1	$215.9	$203.6
Income before taxes	9.9	27.0	15.7	43.4
Net income	9.0	26.3	14.6	41.7
Minority interests in net income	4.1	11.5	6.5	18.3
Dividends paid to minority interests	—	—	(11.8)	—

(In millions)	June 30, 2007	December 31, 2006
Cash	$58.7	$65.5
Other current assets	130.9	136.7
Total assets	206.5	212.4
Total liabilities	73.5	66.9
Shareholders’ equity	133.0	145.5
Minority interests in shareholders’ equity	59.7	65.0

Item 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Summary for June 30, 2007

Following is a summary analysis of key financial measures of our performance for the three months and six months ended June 30, 2007 compared with the prior year periods.

•                  Sales increased 11.5% and 10.1% for the three months and six months ended June 30, 2007, respectively, primarily as a result of higher selling prices in response to rising raw material costs and to added sales volume in all geographic regions except North America.

•                  Net results for each period has been primarily affected by: 1) the results of our businesses — which is categorized as “core operations”; and 2) the impact of legal contingencies and other nonoperating liabilities — which is categorized as “noncore activities”.

•                  Net income was $20.5 million for the three months ended June 30, 2007, compared with a net loss of $5.2 million for the three months ended June 30, 2006.  Net income was $25.3 million for the six months ended June 30, 2007, compared with a net loss of $5.1 million for the six months ended June 30, 2006.  The current year and prior year periods were negatively affected by revised estimates of the costs of environmental remediation, Chapter 11 expenses, litigation and other matters not related to core operations.

•                  Pre-tax income from core operations increased 31.7% and 29.7% for the three months and six months ended June 30, 2007, respectively, primarily attributable to higher sales volume in all geographic regions and higher selling prices to offset cost inflation, and from lower overall pension costs.

•                  Pre-tax operating income of our Grace Performance Chemicals operating segment increased 10.4% and 8.6% for the three months and six months ended June 30, 2007, respectively, attributable principally to higher sales volume globally, selling price increases and productivity improvements, which more than offset increases in raw material costs.

•                  Pre-tax operating income of our Grace Davison operating segment increased 30.9% and 28.3% for the three months and six months ended June 30, 2007, respectively, attributable primarily to higher sales in most product groups and in regions other than North America, partially offset by the negative effects of higher raw material costs.

•                  Operating cash inflow for the six months ended June 30, 2007 was $5.2 million compared with $11.1 million for the prior year period.  The decrease in net cash inflow from operating activities was principally attributable to higher contributions to pension plans, dividends to joint venture partners and cash paid to resolve certain Chapter 11 contingencies.

•                  Pre-tax loss from noncore activities was $21.0 million in the second quarter of 2007 compared with a pre-tax loss of $42.8 million in the prior year quarter.  The pre-tax loss from noncore activities was $26.8 million year-to-date in 2007 compared with a pre-tax loss of $62.9 million in the prior year period.  The losses are principally due to: (1) charges of $12.0 million and $30.0 million in the second quarters of 2007 and 2006, respectively, to adjust Grace’s estimate of costs to resolve environmental remediation claims based on information exchanged with the U.S. Government; and (2) defense costs of $6.3 million and $27.2 million in the six months ended June 30, 2007 and 2006, respectively, related to legal proceedings arising from Grace’s former vermiculite mining operations in Montana.

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

Grace Performance Chemicals includes:

•                  Specialty chemicals and materials, including concrete admixtures and fibers used to improve the durability and working properties of concrete, additives used in cement processing to improve energy efficiency, enhance the characteristics of finished cement and improve ease of use, building materials used in commercial and residential construction and renovation to protect buildings from water, vapor and air penetration, and fireproofing materials used to protect buildings in the event of fire; and

•                  Darex packaging products and technologies, primarily specialty sealants and coatings used in rigid food and beverage packages, including can and closure sealants used to seal and enhance the shelf life of can and bottle contents, and coatings for cans and closures that prevent metal corrosion, protect package contents from the influence of metal and ensure proper adhesion of sealing compounds.

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

Global scope — We operate our business on a global scale with approximately 65% of our revenue (see table below) and over 50% of our operating properties outside the United States. We conduct business in more than 40 countries and in more than 20 currencies. We manage our operating segments on a global basis, to serve global markets.  Currency fluctuations in relation to the U.S. dollar affect our reported earnings, net assets and cash flows.

The table below shows the sales in each of our operating segments, and domestic and international sales, as a percentage of our total sales.

Percentage of Total Grace Sales	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Grace Davison	54.0%	52.2%	54.1%	53.1%
Grace Performance Chemicals	46.0%	47.8%	45.9%	46.9%
Total	100.0%	100.0%	100.0%	100.0%
Grace U.S.	31.1%	36.7%	32.6%	36.5%
Grace non-U.S.	68.9%	63.3%	67.4%	63.5%
Total	100.0%	100.0%	100.0%	100.0%

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

Critical Accounting Estimates

See the “Critical Accounting Estimates” heading in Item 7 of our Form 10-K for the year ended December 31, 2006 and in Item 2 of our Form 10-Q for the quarter ended March 31, 2007 for a discussion of our critical accounting estimates.

Summary Financial Information and Metrics

Set forth below is a chart that lists our key operating statistics, and dollar and percentage changes for the three-month and six-month periods ended June 30, 2007 and 2006. Please refer to this Analysis of Continuing Operations chart when reading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Analysis of Continuing Operations

(In millions)

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Change Fav (Unfav)	% Change Fav (Unfav)	2007	2006	$ Change Fav (Unfav)	% Change Fav (Unfav)
Net sales:
Grace Davison	$438.7	$380.3	$58.4	15.4%	$826.4	$736.7	$89.7	12.2%
Grace Performance Chemicals	374.1	348.8	25.3	7.3%	702.0	651.0	51.0	7.8%
Total Grace net sales	$812.8	$729.1	$83.7	11.5%	$1,528.4	$1,387.7	$140.7	10.1%
Pre-tax operating income:
Grace Davison(1)	$60.6	$46.3	$14.3	30.9%	$105.6	$82.3	$23.3	28.3%
Grace Performance Chemicals(2)	58.6	53.1	5.5	10.4%	94.8	87.3	7.5	8.6%
Corporate costs:
Support functions	(12.2)	(11.3)	(0.9)	(8.0%)	(23.3)	(22.0)	(1.3)	(5.9%)
Pension, performance-related compensation, and other	(13.9)	(17.4)	3.5	20.1%	(23.4)	(29.1)	5.7	19.6%
Total Corporate costs	(26.1)	(28.7)	2.6	9.1%	(46.7)	(51.1)	4.4	8.6%
Pre-tax income from core operations	93.1	70.7	22.4	31.7%	153.7	118.5	35.2	29.7%
Pre-tax income (loss) from noncore activities	(21.0)	(42.8)	21.8	50.9%	(26.8)	(62.9)	36.1	57.4%
Interest expense	(20.3)	(19.9)	(0.4)	(2.0%)	(39.7)	(35.7)	(4.0)	(11.2%)
Interest income	1.6	1.6	—	0.0%	3.7	3.0	0.7	23.3%
Income (loss) before Chapter 11 expenses and income taxes	53.4	9.6	43.8	NM	90.9	22.9	68.0	NM
Chapter 11 expenses, net of interest income	(23.6)	(11.5)	(12.1)	(105.2%)	(41.4)	(20.2)	(21.2)	(105.0%)
Benefit from (provision for) income taxes	(9.3)	(3.3)	(6.0)	(181.8%)	(24.2)	(7.8)	(16.4)	NM
Net income (loss)	$20.5	$(5.2)	$25.7	NM	$25.3	$(5.1)	$30.4	NM
Key Financial Measures:
Pre-tax income from core operations as a percentage of sales:
Grace Davison	13.8%	12.2%	NM	1.6pts	12.8%	11.2%	NM	1.6pts
Grace Performance Chemicals	15.7%	15.2%	NM	0.5pts	13.5%	13.4%	NM	0.1pts
Total Core Operations	11.5%	9.7%	NM	1.8pts	10.1%	8.5%	NM	1.6pts
Total Core Operations adjusted for profit sharing of joint ventures(3)	12.0%	11.3%	NM	0.7pts	10.5%	9.9%	NM	0.6pts
Pre-tax income from core operations before depreciation and amortization	$120.7	$99.1	$21.6	21.8%	$208.9	$175.0	$33.9	19.4%
As a percentage of sales	14.8%	13.6%	NM	1.2pts	13.7%	12.6%	NM	1.1pts
Depreciation and amortization	$27.6	$28.4	$0.8	2.8%	$55.2	$56.5	$1.3	2.3%
Gross profit percentage (sales less cost of goods sold as a percent of sales) (4):
Grace Davison	29.2%	30.7%	NM	(1.5)pts	28.8%	29.5%	NM	(0.7)pts
Grace Performance Chemicals	35.6%	35.4%	NM	0.2pts	34.4%	34.6%	NM	(0.2)pts
Total Grace	32.0%	32.8%	NM	(0.8)pts	31.3%	31.7%	NM	(0.4)pts
Net Consolidated Sales by Region:
North America	$277.0	$293.0	$(16.0)	(5.5%)	$543.6	$572.9	$(29.3)	(5.1%)
Europe	334.3	269.0	65.3	24.3%	629.4	516.0	113.4	22.0%
Asia Pacific	148.4	128.4	20.0	15.6%	259.1	226.7	32.4	14.3%
Latin America	53.1	38.7	14.4	37.2%	96.3	72.1	24.2	33.6%
Total	$812.8	$729.1	$83.7	11.5%	$1,528.4	$1,387.7	$140.7	10.1%

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

Grace Overview

The following is an overview of our financial performance for the three months and six months ended June 30, 2007 compared with the prior year periods.

Net Sales — The following tables identify the period-over-period increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation.

Net Sales Variance Analysis	Three Months Ended June 30, 2007 as a Percentage Increase (Decrease) from Three Months Ended June 30, 2006
	Volume	Price/Mix	Currency Translation	Total
Grace Davison	6.5%	5.9%	3.0%	15.4%
Grace Performance Chemicals	0.5%	3.2%	3.6%	7.3%
Net sales	3.6%	4.6%	3.3%	11.5%
By Region:
North America	(4.9%)	(0.7%)	0.1%	(5.5%)
Europe	10.2%	6.6%	7.5%	24.3%
Asia Pacific	1.2%	12.2%	2.2%	15.6%
Latin America	18.1%	16.3%	2.8%	37.2%

Sales for the three months ended June 30, 2007 were favorably impacted by higher volume (including acquisitions), and selling price increases that partially offset cost inflation. Acquisitions contributed $3.2 million or 0.8 percentage points of the sales growth.

Net Sales Variance Analysis	Six Months Ended June 30, 2007 as a Percentage Increase (Decrease) from Six Months Ended June 30, 2006
	Volume	Price/Mix	Currency Translation	Total
Grace Davison	5.1%	3.9%	3.2%	12.2%
Grace Performance Chemicals	1.5%	3.0%	3.3%	7.8%
Net sales	3.3%	3.5%	3.3%	10.1%
By Region:
North America	(4.8%)	(0.3%)	0.0%	(5.1%)
Europe	10.4%	4.0%	7.6%	22.0%
Asia Pacific	(1.9%)	14.0%	2.2%	14.3%
Latin America	23.9%	8.2%	1.5%	33.6%

Sales for the six months ended June 30, 2007 were favorably impacted by higher volume (including acquisitions), and selling price increases that partially offset cost inflation. Acquisitions contributed $7.2 million or 1.0 percentage point of the sales growth.

Pre-tax Income from Core Operations — Operating profit for the three months and six months ended June 30, 2007 improved due to sales volume growth and selling price increases, partially offset by raw material cost inflation.

Corporate costs include corporate functional costs (such as financial and legal services, human resources, communications and information technology), the cost of corporate governance (including directors and officers liability insurance) and pension costs related to both corporate employees and to the effects of changes in assets and liabilities for all of our pension plans.  Corporate costs for the three months and six months ended June 30, 2007 decreased compared with the prior year periods primarily due to lower pension costs from the effect of contributions made to defined benefit pension plans in recent years and higher investment returns.

We value our U.S. inventories under the last-in/first- out method, or LIFO, and our non-U.S. inventories under the first-in/first-out, or FIFO, method. LIFO was selected in 1974 for U.S. financial reporting and tax purposes because it generally results in a better matching of current revenue with current costs during periods of inflation. We have not elected LIFO for our non-U.S. inventories due to statutory restrictions. However, if we valued our U.S. inventories using the FIFO method, consistent with our non-U.S. subsidiaries, our pre-tax income from core operations would have been approximately 7.3% higher and 14.6% lower for the six months ended June 30, 2007 and 2006, respectively. The significant change in inventory valuations between FIFO and LIFO relates primarily to the price volatility, over the past several quarters, of commodity metals and natural gas used in Grace Davison products and production processes.  We attempt to mitigate price volatility through hedging techniques such as layering our required supply under fixed delivery contracts, entering into commodity option and swap contracts with suppliers and financial institutions, and by negotiating sales contracts that permit the partial pass-through of market price increases for these volatile commodity items.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Provision for environmental remediation — vermiculite	$(9.4)	$(29.4)	$(9.4)	$(29.4)
Provision for environmental remediation — other sites	(2.6)	(0.6)	(2.6)	(0.6)
Total provision for environmental remediation	$(12.0)	$(30.0)	$(12.0)	$(30.0)
Insurance settlements — environmental and asbestos-related	$—	$6.9	$—	$6.9
COLI income, net	0.5	0.5	2.5	1.7
Translation effects — intercompany loan	1.0	10.7	3.8	13.7
Value of currency contracts	(0.4)	(10.7)	(2.5)	(13.5)
Gain on sale of real estate	0.6	5.0	1.1	5.0
Other	(1.4)	(1.7)	(1.7)	(2.9)
Total other income (expense), net	$0.3	$10.7	$3.2	$10.9
D&O insurance cost — portion related to Chapter 11	$(1.5)	$(1.5)	$(3.0)	$(3.0)
Asbestos administration	(1.4)	(2.5)	(4.1)	(5.4)
Postretirement benefit costs — divested businesses	0.3	0.9	1.0	1.8
Stock appreciation rights	—	0.6	—	(2.0)
Legal defense costs	(3.8)	(17.6)	(6.4)	(27.9)
Other	(1.2)	(0.3)	(1.7)	(1.4)
Total selling, general and administrative expenses	$(7.6)	$(20.4)	$(14.2)	$(37.9)
Net pension costs — divested businesses	(1.7)	(3.1)	(3.8)	(5.9)
Total net pension expense	$(1.7)	$(3.1)	$(3.8)	$(5.9)
Total pre-tax income (loss) from noncore activities	$(21.0)	$(42.8)	$(26.8)	$(62.9)

Pre-tax income (loss) from noncore activities in the six months ended June 30, 2007 was attributable primarily to: (1) a charge of $12.0 million in the second quarter to adjust Grace’s estimate of costs to resolve environmental remediation claims based on recent information exchanged with the U.S. Government; and (2) legal defense costs of $6.4 million related to the Montana and New Jersey legal proceedings (see Note 12 to the Consolidated Financial Statements for more information).  Pre-tax income (loss) from noncore activities in the six months ended June 30, 2006 was attributable primarily to: (1) a charge of $30.0 million in estimated costs for environmental remediation, primarily in Montana, (2) legal defense costs of $27.9 million related to the Montana and New Jersey legal proceedings and (3) an accrual for stock appreciation rights of $2.0 million.

In March 2004, we began accounting for currency fluctuations on a €293 million intercompany loan between our subsidiaries in the United States and Germany as a component of operating results instead of as a component of other comprehensive income. This change was prompted by an analysis of new tax laws in Germany and our cash flow planning in connection with our Chapter 11 reorganization, which together indicated that we should no longer consider this loan as part of our permanent capital structure in Germany. In May 2004, we entered into a series of foreign currency forward contracts with a U.S. bank to mitigate future currency fluctuations on the remaining loan balance. Contract amounts of €200.7 million were extended in June 2005 at varying rates and have terms that coincide with loan repayments due periodically through December 2008.  As part of the contract extension, we were required to pay a settlement premium of $9.3 million to the bank. We expect to recover this settlement premium over time as the contracts are settled at rates greater than the initial rates in the May 2004 foreign currency forward contracts.  For the six months ended June 30, 2007 and 2006, respectively, €36.6 million and €29.3 million of loan principal was repaid. For the six months ended June 30, 2007 and 2006, we recognized a $2.5 million and a $13.5 million contract loss, respectively, offset by a $3.8 million and a $13.7 million foreign currency gain, respectively.

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

Chapter 11 expenses increased due to a higher level of activity in our bankruptcy proceeding related to claims adjudication and estimation.  Our pre-tax income from core operations included expenses for Chapter 11-related compensation charges of $3.0 million and $6.2 million for the three months ended June 30, 2007 and 2006, respectively, and $5.3 million and $9.7 million for the six months ended June 30, 2007 and 2006, respectively.  Because of the uncertain outcome of the Chapter 11 proceeding and the volatility and speculative nature of Grace common stock, we changed our long-term incentive compensation from an equity-based to a cash-based program.

We incur numerous other indirect costs to manage the Chapter 11 proceedings such as: management time devoted to Chapter 11 matters; added cost of debt capital; added costs of general business insurance, including D&O liability insurance premiums; and lost business and acquisition opportunities due to the complexities and restrictions of operating under Chapter 11.

Interest Expense — Net interest expense is higher for the three months and six months ended June 30, 2007 compared with the respective prior year periods due to the increase in the prime interest rate used to accrue interest on pre-petition bank debt. The plan of reorganization states that each holder of an allowed general unsecured claim shall be paid in full, plus post-petition interest. Post-petition interest shall accrue through the date of payment as follows:

•                  For the holders of pre-petition bank credit facilities, beginning January 1, 2006, we agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rates on pre-petition bank debt for the six months ended June 30, 2007 and 2006 were 8.25% and 7.90%, respectively.

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

The effective interest rates for the six months ended June 30, 2007 and 2006 were 7.02% and 6.47%, respectively.  Such interest, which under the plan of reorganization is payable 85% in cash and 15% in Grace common stock, will not be paid until the plan of reorganization is confirmed and funded.

Income Taxes — Income tax provision at the federal corporate rate of 35% for the six months ended June 30, 2007 and 2006 was $17.3 million and $0.9 million, respectively.   In the second quarter of 2007, we recorded a net reduction of $10.7 million in tax expense primarily related to our entitlement to receive interest on tax refunds resulting from the carry-back of tax losses to prior years.  Excluding this discrete item in the 2007 second quarter, the primary differences between the income tax provision at the federal corporate rate and the overall provision for income taxes are due to interest on tax contingencies and the non-deductibility of certain Chapter 11 expenses.  The increase in our income tax provision is primarily driven by our increased pre-tax income from core operations.

Operating Segment Overview

The following is an overview of financial measures of the performance of our operating segments for the three months and six months ended June 30, 2007, as compared with the prior year periods.

Grace Davison

Three Months Ended June 30, 2007

	Three Months Ended June 30,
Net Sales by Region (In millions)	2007	2006	$ Change Fav (Unfav)	% Change Fav (Unfav)

North America	$120.6	$129.8	$(9.2)	(7.1%)
Europe	198.7	153.4	45.3	29.5%
Asia Pacific	95.0	81.8	13.2	16.1%
Latin America	24.4	15.3	9.1	59.5%
Total Grace Davison	$438.7	$380.3	$58.4	15.4%

Sales

The key factors contributing to the Grace Davison sales increase were:

•                  Selling price increases that partially offset higher raw material costs;

•                  Higher volume of FCC catalysts in most geographic regions from stronger economic activity and from the success of strategic growth initiatives; and

•                  Favorable translation effects from sales denominated in foreign currencies.

European sales increased from the prior year period due to growth in volume and higher selling prices.  North American sales decreased from the prior year period, primarily from lower sales in Canada of hydroprocessing catalysts following the loss of a significant customer in the prior year.  Asia Pacific and Latin America sales increased with strong volume growth from new business.

Operating Income and Margin

Grace Davison operating income increased compared with 2006 primarily due to higher selling prices and higher volumes, a better product mix, and successful productivity initiatives.

We report 100% of sales for the Advanced Refining Technologies LLC joint venture, but only account for 55% of the income in our measure of operating performance.  Income of this joint venture decreased from the prior year due to order patterns in the U.S., lower sales in Canada and higher material costs.

Six Months Ended June 30, 2007

	Six Months Ended June 30,
Net Sales by Region (In millions)	2007	2006	$ Change Fav (Unfav)	% Change Fav (Unfav)

North America	$246.5	$262.5	$(16.0)	(6.1%)
Europe	378.8	307.8	71.0	23.1%
Asia Pacific	158.8	139.9	18.9	13.5%
Latin America	42.3	26.5	15.8	59.6%
Total Grace Davison	$826.4	$736.7	$89.7	12.2%

Sales

Sales increases for the six months ended June 30, 2007 reflected similar economic conditions and cost factors as those experienced in the three months ended June 30, 2007.  Favorable currency translation increased sales by 3.2 percentage points.

Operating Income and Margin

The increase in operating income for the six months ended June 30, 2007 was a result of higher sales in most product groups and in regions other than North America, partially offset by the negative effects of higher raw material costs.

Grace Performance Chemicals

Three Months Ended June 30, 2007

	Three Months Ended June 30,
Net Sales by Region (In millions)	2007	2006	$ Change Fav (Unfav)	% Change Fav (Unfav)

North America	$156.4	$163.2	$(6.8)	(4.2%)
Europe	135.6	115.6	20.0	17.3%
Asia Pacific	53.4	46.6	6.8	14.6%
Latin America	28.7	23.4	5.3	22.6%
Total Grace Performance Chemicals	$374.1	$348.8	$25.3	7.3%

Sales

The key factors contributing to the Grace Performance Chemicals sales increase were:

•                  Higher volume of commercial construction products in Europe, Asia Pacific and Latin America, where economic activity was favorable and commercial initiatives were successful;

•                  Higher volume and selling prices for Darex packaging technologies worldwide that partially offset raw material cost inflation; and

•                  Favorable translation effects from sales denominated in foreign currencies.

Sales of construction products in North America were lower in the second quarter of 2007 compared with 2006 primarily due to a nearly 22% decline in housing starts in the United States.

Operating Income and Margin

Grace Performance Chemicals operating income increased primarily due to sales volume growth in geographic regions other than North America and selling price increases that partially offset raw material cost inflation and productivity gains.

Six Months Ended June 30, 2007

	Six Months Ended June 30,
Net Sales by Region (In millions)	2007	2006	$ Change Fav (Unfav)	% Change Fav (Unfav)

North America	$297.1	$310.4	$(13.3)	(4.3%)
Europe	250.6	208.2	42.4	20.4%
Asia Pacific	100.3	86.8	13.5	15.6%
Latin America	54.0	45.6	8.4	18.4%
Total Grace Performance Chemicals	$702.0	$651.0	$51.0	7.8%

Sales

Sales increases for the six months ended June 30, 2007 reflected similar economic conditions and cost factors as those experienced in the three months ended June 30, 2007. Favorable currency translation increased sales by 3.3 percentage points.

Operating Income and Margin

The increase in operating income for the six months ended June 30, 2007 was a result of selling price increases, which offset increases in raw material costs and positive results from productivity initiatives.

Operating Returns on Assets Employed — The following tables set forth the Grace Davison and Grace Performance Chemicals total asset position and pre-tax return on average total assets as of June 30, 2007 and December 31, 2006.  We use the measure pre-tax return on average total assets as an indicator of our efficiency in using our assets and allocating our resources to generate earnings.  We devote significantly higher capital to the manufacture of Grace Davison products than to the manufacture of Grace Performance Chemicals products. Conversely, non-manufacturing costs, particularly selling expenses, are significantly higher for Grace Performance Chemicals than for Grace Davison.

Grace Davison (In millions)	June 30, 2007	December 31, 2006

Trade receivables	$213.7	$180.4
Inventory	177.9	192.3
Other current assets	20.6	15.8
Total current assets	412.2	388.5
Properties and equipment, net	402.8	402.3
Goodwill and other intangible assets	107.3	108.4
Other assets	14.8	—
Total assets	$937.1	$899.2
Pre-tax return on average total assets (trailing 12 months)	21.1%	18.7%

Grace Davison’s total assets increased by $37.9 million primarily due to higher trade receivables, partially offset by a decrease in inventory levels, both caused by increased sales.

Grace Performance Chemicals (In millions)	June 30, 2007	December 31, 2006

Trade receivables	$279.3	$245.1
Inventory	109.1	92.2
Other current assets	19.6	16.9
Total current assets	408.0	354.2
Properties and equipment, net	246.1	242.0
Goodwill and other intangible assets	92.4	92.6
Other assets	6.1	6.0
Total assets	$752.6	$694.8
Pre-tax return on average total assets (trailing 12 months)	25.5%	25.2%

Grace Performance Chemicals’ total assets increased by $57.8 million, mainly due to higher trade receivables as a result of increased sales and higher inventory to support sales growth.

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

The following table summarizes our net noncore liabilities at June 30, 2007 and December 31, 2006:

Net Noncore Liabilities (In millions)	June 30, 2007	December 31, 2006

Asbestos-related liabilities	$(1,700.0)	$(1,700.0)
Asbestos-related insurance receivable	500.0	500.0
Asbestos-related liability, net	(1,200.0)	(1,200.0)
Environmental remediation	(368.3)	(361.1)
Postretirement benefits	(78.5)	(72.7)
Income taxes	(96.5)	(141.2)
Retained obligations and other	(36.8)	(23.3)
Net noncore liability	$(1,780.1)	$(1,798.3)

The resolution of most of these noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. We cannot predict with any certainty how, and for what amounts, any of these contingencies will be resolved. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at June 30, 2007.

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

Proforma Financial Information — The unaudited proforma financial information presented below reflects the accounting effects of our proposed plan of reorganization (1) as if it were put in effect on the date of our most recent consolidated balance sheet — June 30, 2007, and (2) as if it were in effect for (a) the full year ended December 31, 2006, and (b) the six months ended June 30, 2007. Proforma adjustments for tax effects have been applied at a 35% tax rate.  The proforma financial information included herein, may not be consistent with the plan of reorganization documents filed on January 13, 2005 due to subsequent changes in operations and accounting estimates. Such proforma financial statements reflect how our assets, liabilities, equity and income would be affected by the plan of reorganization as follows:

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

B.                                     Fresenius and Sealed Air Settlements

The plan of reorganization reflects the value, in the form of cash and securities, expected to be realized under litigation settlement agreements as follows: $115.0 million of cash from Fresenius; and, $1,211.4 million of estimated value from Cryovac, Inc., a subsidiary of Sealed Air (calculated as of June 30, 2007) in the form of $512.5 million of cash plus accrued interest at 5.5% from December 21, 2002 compounded annually (approximately $140.5 million), and 18 million shares of Sealed Air common stock valued at $31.02 per share (approximately $558.4 million). Tax accounts have been adjusted to reflect the satisfaction of our recorded liabilities by way of these third-party agreements. The Fresenius settlement amount will be payable directly to Grace and will be accounted for as income; however, we have presented the amount of the settlement as a proforma balance sheet adjustment only in order to avoid distorting the predictive value of the proforma statement of operations with this one-time gain. Payments under the Sealed Air settlement will be paid directly to the asbestos trust by Cryovac and will be accounted for as satisfaction of a portion of our recorded asbestos-related liability and a credit to shareholders’ equity. Both the Sealed Air and Fresenius settlements are subject to the fulfillment of specified conditions. The $(40.3) million adjustment to deferred income taxes in the proforma balance sheet below represents the tax impact of the $115.0 million Fresenius settlement.  The $(424.0) million adjustment to deferred income taxes represents the tax impact of the $1,211.4 million Sealed Air settlement. Proforma adjustments related to the Fresenius and Sealed Air settlements have been denoted by the capital letter “B” in the proforma balance sheet presented below.

C.                                     Payment of Pre-Petition Liabilities

The plan of reorganization reflects the transfer of funds and securities to settle estimated obligations payable under the plan of reorganization at the effective date. We would be required to issue approximately 18.5 million shares of Grace common stock, based on the closing price per share of $24.49 on June 30, 2007, for total proceeds of $453.9 million, and utilize cash of $1,110.5 million to settle these estimated obligations (see the adjustments denoted by the capital letter “C” in the proforma balance sheet below).  The following table provides a calculation of the proforma share issuance:

Proforma Issuance of Shares ($ and shares in millions)	June 30, 2007

Payment of asbestos claims	$358.6
Less: portion related to general unsecured claims	(87.0)
$271.6
Value of unsecured claims paid with equity (15%)	182.3
Equity value distributable at emergence (18.5 million shares)	$453.9
Equity value distributable post-emergence for PI-AO claims (5.3 million shares)	130.0
Total value of equity to satisfy claims	$583.9
Closing price of shares at 6/30/07	$24.49
Proforma shares to satisfy asbestos and general unsecured claims and post-emergence PI-AO claims	23.8
Add: Shares issuable upon exercise of in-the-money stock options	3.4
Proforma issuance of shares	27.2

In our proforma presentation, we have assumed that our emergence from bankruptcy will give rise to 1) the payment of pre-petition liabilities, 2) the Fresenius/Sealed Air payments, and 3) the securing of emergence financing by non-U.S. subsidiaries and payment of dividends as further described below.

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

Summary of Change in Deferred Tax Asset Balances (In millions)	Tax Effects of Net Operating Loss Carry- Forwards	Temporary Differences, Net of Valuation Allowance
June 30, 2007 Balance As Reported	$89.7	$623.1
Proforma Adjustments:
Contingent liabilities	—	26.3
Fresenius payment	(40.3)	—
Sealed Air payment	—	(424.0)
Emergence Payments & Other:
Accrued interest	60.7	(60.7)
Asbestos claims	125.5	(125.5)
Environmental claims	89.7	(89.7)
Special pensions	5.1	(5.1)
Insurance recovery	(175.0)	175.0
Repatriation of foreign earnings	(123.0)	123.0
Other	13.0	(13.0)
Subtotal	(4.0)	4.0
June 30, 2007 Proforma Balance	$45.4	$229.4

D.                                    Proforma Consolidated Statement of Operations and Capital Structure

The proforma income adjustments to our June 30, 2007 and December 31, 2006 Consolidated Statements of Operations consist of:

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

Proforma expenses for both periods presented reflect an assumed 7.4% average interest rate on outstanding borrowings, based on market conditions as of June 30, 2007 and December 31, 2006.  A hypothetical 1/8 percent variance in interest rates would increase or decrease our proforma net income (loss) by approximately $0.3 million for the six months ended June 30, 2007 and by approximately $0.7 million for the year ended December 31, 2006.

For purposes of proforma earnings per share and proforma share capital, we used the trading price of $24.49 per share as of June 30, 2007 and $19.80 per share as of December 31, 2006 for calculating issued and outstanding shares. At the per share valuation of $24.49 as of June 30, 2007, we assume that 18.5 million shares will be issued at the effective date of the plan of reorganization to fund asbestos and general unsecured claims, 5.3 million shares would be issuable upon exercise of warrants to satisfy our estimate of PI-AO claims, and 3.4 million shares would be issued upon exercise of in-the-money stock options. We present the trading value solely to show proforma Consolidated Statements of Operations. This trading value may not be indicative of the actual trading value of Grace common stock following the effective date of the plan of reorganization.  If our distributable value per share at the effective date of the plan of reorganization is below approximately $6.10 per share, we would be required to revalue our balance sheet for a change in control. (The trading value of Grace common stock over the twelve-month period ended June 30, 2007 was between $8.12 and $29.92 per share.) These proforma financial statements reflect no change in assets or income related to this potential accounting outcome.

E.                                      Non-asbestos Contingencies

The accompanying proforma financial information assumes all non-asbestos related contingencies (including environmental, tax and civil and criminal litigation) are settled for recorded amounts as of June 30, 2007.  Certain liabilities are assumed to be paid at the effective date of the plan of reorganization based on our estimate of amounts that will be determinable and payable. The remainder, which would also be subject to the plan of reorganization, if approved, is assumed to be paid subsequent to the effective date of the plan of reorganization as amounts are either not due until a later date or will be determined through post-effective-date litigation. The ultimate value of such claims may change materially as Chapter 11 and other legal proceedings further define our non-asbestos related obligations.

W. R. Grace & Co and Subsidiaries
Proforma Condensed Consolidated Balance Sheet
(In millions)

		Proforma Adjustments
	June 30, 2007 As Reported	Borrowings Under New Debt Agreements and Contingencies		Sealed Air/Fresenius Settlements		Payment of Pre-Petition Liabilities		June 30, 2007 Proforma
ASSETS
Current Assets
Cash and cash equivalents	$494.3	$800.0	A	$115.0	B	$(1,110.5	)C	$298.8
Other current assets	917.1	—		—		—		917.1
Total Current Assets	1,411.4	800.0		115.0		(1,110.5)		1,215.9
Non-current operating assets	990.7	—		—		—		990.7
Cash value of life insurance	91.5	—		—		—		91.5
Deferred income taxes:
Net operating loss carryforwards	89.7	—		(40.3	)B	(4.0	)D	45.4
Temporary differences, net of valuation allowance	623.1	26.3	A	(424.0	)B	4.0	D	229.4
Asbestos-related insurance	500.0	—		—		—		500.0
Total Assets	$3,706.4	$826.3		$(349.3)		$(1,110.5)		$3,072.9
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Total current liabilities	$489.4	$—		$—		$(0.9	)C	$488.5
Long-term debt	0.3	800.0	A	—		—		800.3
Other noncurrent liabilities	420.5	—		—		—		420.5
Total Liabilities Not Subject to Compromise	910.2	800.0		—		(0.9	)C	1,709.3
Bank debt/letters of credit/capital leases	771.3	—		—		(771.3	)C	—
Liability for asbestos-related litigation and claims	1,700.0	—		(1,211.4	)B	(358.6	)C	130.0
Liability for environmental remediation	368.3	—		—		(256.3	)C	112.0
Liability for postretirement health and special pensions	166.3	—		—		(13.7	)C	152.6
Liability for accounts payable and litigation	143.2	—		—		(106.7	)C	36.5
Liability for tax claims and contingencies	96.5	—		—		(6.9	)C	89.6
Other nonoperating liabilities, including plan of reorganization contingencies	—	150.0	A	—		(50.0	)C	100.0
Total Liabilities Subject to Compromise	3,245.6	150.0		(1,211.4)		(1,563.5)		620.7
Total Liabilities	4,155.8	950.0		(1,211.4)		(1,564.4)		2,330.0
Shareholders’ Equity (Deficit)
Share capital	429.5	—		—		453.9	C	883.4
Retained earnings and other equity items	(878.9)	(123.7	)A	862.1	B	—		(140.5)
Total Shareholders’ Equity (Deficit)	(449.4)	(123.7)		862.1		453.9		742.9
Total Liabilities and Shareholders’Equity (Deficit)	$3,706.4	$826.3		$(349.3)		$(1,110.5)		$3,072.9

Note:                   Proforma amounts in liabilities subject to compromise will be reclassed to liabilities not subject to compromise after the proposed plan is in effect.

W. R. Grace & Co. and Subsidiaries
Proforma Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31, 2006				Six Month Period Ended June 30, 2007
	As Reported	Proforma Adjustments		Proforma	As Reported	Proforma Adjustments		Proforma
Net Sales	$2,826.5	$—		$2,826.5	$1,528.4	$—		$1,528.4
Cost of goods sold, exclusive of depreciation and amortization shown separately below	1,845.0	—		1,845.0	1,012.6	—		1,012.6
Selling, general and administrative expenses, exclusive of net pension expense shown separately below	560.9	(74.4	)F	486.5	265.9	(13.6	)F	252.3
Depreciation and amortization	113.5	—		113.5	55.2	—		55.2
Research and development expenses	63.8	—		63.8	35.5	—		35.5
Net pension expense	63.7	—		63.7	25.8	—		25.8
Interest expense and related financing costs	73.2	(12.9	)G	60.3	39.7	(9.0	)G	30.7
Provision for environmental remediation	30.0	(30.0	)E	—	12.0	(12.0	)E	—
Chapter 11 expenses, net of interest income	49.9	(49.9	)E	—	41.4	(41.4	)E	—
Other (income) expense, net	(34.3)	12.5	F	(21.8)	(15.7)	—	F	(15.7)
Total costs and expenses	2,765.7	(154.7)		2,611.0	1,472.4	(76.0)		1,396.4
Income (loss) before income taxes and minority interest	60.8	154.7		215.5	56.0	76.0		132.0
Benefit from (provision for) income taxes	(8.1)	(37.3	)H	(45.4)	(24.2)	(14.0	)H	(38.2)
Minority interest in consolidated entities	(34.4)	—		(34.4)	(6.5)	—		(6.5)
Net income (loss)	$18.3	$117.4		$135.7	$25.3	$62.0		$87.3
Basic earnings (loss) per common share	$0.27	$—		$1.53	$0.36	$—		$0.95
Weighted average number of basic shares	67.9	20.6	I	88.5	69.8	21.9	I	91.7
Diluted earnings (loss) per common share	$0.27	$—		$1.45	$0.35	$—		$0.89
Weighted average number of diluted shares	68.3	25.5	I	93.8	71.4	27.2	I	98.6

Financial Condition

Chapter 11-Related Information — See Note 2 to the Consolidated Financial Statements.

Asbestos-Related Litigation — See Note 3 to the Consolidated Financial Statements.

Environmental Matters — See Note 12 to the Consolidated Financial Statements.

Defined Contribution Retirement Plans — We sponsor a defined contribution retirement plan for our employees in the United States. This plan qualifies under section 401(k) of the U.S. tax code. At the present time, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee’s salary or wages. Our costs related to this benefit plan were $3.3 million and $3.1 million for the three-month periods ended June 30, 2007 and 2006, respectively, and $6.3 million and $7.9 million for the six-month periods ended June 30, 2007 and 2006, respectively.

Defined Benefit Pension Plans — We sponsor defined benefit pension plans for our employees in the United States, Canada, the United Kingdom, Australia, Germany, Italy, France, Spain, Netherlands, Japan, Philippines, South Korea, Taiwan, South Africa, Brazil and Mexico and fund government sponsored programs in other countries where we operate.  Certain of our sponsored plans are advance-funded and others are pay-as-you-go. The advance-funded plans are administered by trustees who direct the management of plan assets and arrange to have obligations paid when due out of a trust. The most significant advance-funded plans cover our salaried employees in the U.S. and U.K. and employees covered by collective bargaining agreements at certain of our U.S. facilities.

The following tables present the components of net pension expense and cash contributions for the advance-funded and pay-as-you-go plans:

Components of Net Pension Expense (In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Annual pension benefits earned	$5.5	$5.9	$11.7	$12.2
Interest on opening liability — advance-funded plans	16.5	16.1	33.0	32.3
Expected return on funded assets	(19.7)	(17.1)	(39.7)	(35.3)
Net financing cost (benefit) of advance-funded plans	(3.2)	(1.0)	(6.7)	(3.0)
Interest on opening liability — pay-as-you-go plans	3.2	2.8	6.1	5.3
Net pension financing cost (benefit)	—	1.8	(0.6)	2.3
Amortization of:
Plan changes related to prior service	0.8	0.8	1.6	1.5
Accumulated differences between actual and assumed performance (1)	6.8	8.3	13.1	15.6
Net pension catch-up expense	7.6	9.1	14.7	17.1
Total Net Pension Expense	$13.1	$16.8	$25.8	$31.6

Cash Contributions to Defined Benefit Pension Plans	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
U.S. advance-funded plans	$20.7	$21.5	$36.9	$30.2
U.S. pay-as-you-go plans	1.2	1.3	2.5	2.6
Foreign advance-funded plans	1.2	2.1	14.5	4.2
Foreign pay-as-you-go plans	1.5	1.4	3.1	2.6
Total Cash Contributions	$24.6	$26.3	$57.0	$39.6

(1)            Primarily related to return on assets, termination and mortality

The following table presents the funded status of fully-funded, underfunded and unfunded pension plans as determined under U.S. generally accepted accounting principles:

	Fully-Funded(1) Pension Plans		Underfunded(1) Pension Plans		Unfunded(2) Pension Plans
Funded Status of Pension Plans (3) (In millions)	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
Projected benefit obligation	$239.0	$243.8	$924.5	$961.4	$230.1	$227.8
Fair value of plan assets	301.5	282.2	779.4	738.5	—	—
Funded status (PBO basis)	$62.5	$38.4	$(145.1)	$(222.9)	$(230.1)	$(227.8)

(1)            Plans intended to be advance-funded.

(2)            Plans intended to be pay-as-you-go.

(3)            For ERISA purposes, funded status is calculated on a different basis than under U.S. generally accepted accounting principles.

Fully-funded plans include several defined benefit pension plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO.  This group of plans was overfunded by $62.5 million as of June 30, 2007, and the overfunded status is reflected as “overfunded defined benefit pension plans” in the Consolidated Balance Sheet. Underfunded plans include a group of defined benefit pension plans that are underfunded on a PBO basis by a total of $145.1 million as of June 30, 2007. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $230.1 million at June 30, 2007 is unfunded.  The combined balance of the underfunded and unfunded plans was $375.2 million as of June 30, 2007 and is presented as a liability on the Consolidated Balance Sheet as follows - $11.5 million in “other current liabilities,” $270.2 million in “underfunded and unfunded defined benefit pension plans” and $93.5 million in “liabilities subject to compromise.”

Beginning in 2007, on a quarterly basis, we analyze pension assets and pension liabilities along with the resulting funded status and update our estimate of these measures.  Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes.

The assumed discount rate for pension plans reflects the market rates for high quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 5.75% as of December 31, 2006 was selected in consultation with our independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. Based on review of an updated yield curve analysis as of June 30, 2007, we increased the discount rate for the U.S. qualified pension plans to 6.25% based on market rates at that time. In addition, we evaluated the current discount rates for the United Kingdom pension plan and German pension plans, which combined represented approximately 87% of the benefit obligation of the non-U.S. pension plans as of December 31, 2006. Based on review of the yield curve analyses for these plans as of June 30, 2007, we increased the discount rates for the United Kingdom and Germany by 50 basis points and 25 basis points, respectively, as compared to December 31, 2006. The aggregate adjustment to the funded status resulting from the change in discount rates as of June 30, 2007 was an increase to total assets of approximately $13 million, and a decrease to total liabilities of approximately $57 million.  After tax effects, total assets decreased by approximately $11 million, total liabilities decreased by approximately $57 million and shareholders’ equity increased by approximately $46 million.

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

Assets available at June 30, 2007 to fund the PBO of the U.S. advance-funded defined benefit pension plans totaled approximately $778 million, up $41 million from December 31, 2006, primarily as a result of current year contributions. It is our intention to satisfy obligations under the pension plans and to comply with the requirements of the Employee Retirement Income Security Act of 1974. On June 20, 2007, we obtained bankruptcy court approval to fund minimum required payments of approximately $54 million for the period from July 2007 through January 2008.  In that regard, we contributed approximately $9 million in July 2007 to the trusts that hold assets of the Plans.  While we intend to continue to fund all minimum required payments under the Plans, there can be no assurance that the bankruptcy court will continue to approve the funding needs of the Plans.  Contributions to non-U.S. plans are not subject to bankruptcy court approval and we intend to fund such plans based on applicable legal requirements, and actuarial and trustee recommendations; $17.6 million was funded during the six months ended June 30, 2007.

We expect total pension expense for 2007 to be approximately $52 million, and benefit payments to retirees to aggregate approximately $122 million for all pension programs in 2007.

Postretirement Benefits Other Than Pensions — We provide certain health care and life insurance benefits for retired employees, a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of benefits under this program was $2.9 million and $5.8 million during the three months and six months ended June 30, 2007, respectively, compared with $4.3 million and $6.5 million during the three months and six months ended June 30, 2006, respectively. In addition, we received Medicare subsidy payments of $2.7 million during the six months ended June 30, 2007.  Our recorded liability for postretirement benefits is $78.5 million at June 30, 2007. Our proposed plan of reorganization provides for the continuation of these benefits.

Cash Resources and Available Credit Facilities — At June 30, 2007, we had $494.3 million in cash and cash equivalents, $28.1 million in marketable securities and $91.5 million in net cash value of life insurance. In addition, we had access to committed credit facilities in the U.S., Germany and France.  In the U.S., under the $250.0 million DIP facility, $189.4 million was available at June 30, 2007, net of letters of credit and holdback provisions. The term of the DIP facility expires April 1, 2008. In Germany, under a €10.0 million line of credit, we had access to €0.9 million at June 30, 2007, net of bankers guarantees and other holdbacks. In France, under a €4.0 million line of credit, we had access to €3.7 million at June 30, 2007, net of bankers guarantees.  New terms for the German and French credit facilities are currently being negotiated.

In January 2007, our German subsidiary entered into a line of credit arrangement with a German financing company in the maximum aggregate amount of €50.0 million (equivalent to $67.2 million as of June 30, 2007) secured by the accounts receivable of the German subsidiary.  The financing arrangement will terminate on December 31, 2009, and includes financing costs based on the EURIBOR rate of interest, plus a minimum annual fee. The line was secured to provide liquidity for either our plan of reorganization or to fund growth in that region.  In May 2007, our German subsidiary accessed €10.0 million (approximately $13.4 million) of the line of credit for payment of intercompany loans between certain of our European subsidiaries. €2.0 million (approximately $2.7 million) of the borrowing was repaid in June 2007, resulting in an outstanding short-term borrowing of €8.0 million (approximately $10.8 million) at June 30, 2007, which was repaid in full in July 2007.

As of June 30, 2007, Grace had access to the equivalent of approximately $63.7 million in available credit under various non-U.S. credit facilities.

We believe that these funds and credit facilities will be sufficient to finance our business strategy while in Chapter 11.

Debt and Other Contractual Obligations — Total debt outstanding at June 30, 2007 was $784.4 million, including $255.8 million of accrued interest on pre-petition debt.  As a result of the Chapter 11 filing, we are now in default on $515.5 million of pre-petition debt, which, together with accrued interest thereon, has been included in “liabilities subject to compromise” as of June 30, 2007. The automatic stay provided under the bankruptcy code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest on such debt during the Chapter 11 proceedings unless further developments lead management to conclude that it is probable that such interest will be compromised.

See Note 12 to the Consolidated Financial Statements for a discussion of financial assurances.

Analysis of Cash Flows

Our net cash inflow from operating activities for the six months ended June 30, 2007 was $5.2 million, compared with $11.1 million for the prior year period. We attribute the lower net cash flow in 2007 to higher contributions to pension plans and dividends paid to joint venture partners. Cash used for investing activities was $80.4 million, compared with $64.8 million for the prior year period.  The increased investing activities are primarily due to an investment of $25.0 million in a six-month 5.25% note offered by the Federal Home Loan Bank, partially offset by the acquisition of a custom catalyst business in June 2006.  Net cash inflow from financing activities was $27.7 million, compared with $15.3 million for the prior year period.  We attribute the increased inflow primarily to cash received from stock options exercised and a borrowing by our principal German subsidiary, as discussed above.

Cash Flow From Core Operations — The following table presents the components of net cash flow from core operations for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,
Core Operations (In millions)	2007	2006
Cash flows:
Pre-tax operating income	$153.7	$118.5
Depreciation and amortization	55.2	56.5
Pre-tax income before depreciation and amortization	208.9	175.0
Working capital and other changes	(129.9)	(98.7)
Cash flow before investing	79.0	76.3
Short-term investments	(25.0)	—
Capital expenditures	(52.3)	(51.9)
Purchase of equity investment	(6.3)	—
Businesses acquired	—	(20.0)
Net cash flow from core operations	$(4.6)	$4.4

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

Cash Flow From Noncore Activities — The cash flow from our noncore activities can be volatile. Expenditures are generally governed by bankruptcy court rulings and receipts are generally nonrecurring. Historically, much of our noncore spending has been under Chapter 11 first-day motions that allow us to fund postretirement benefits and required environmental remediation on Grace-owned sites. Cash inflows have been from asbestos-related insurance recovery on pre-Chapter 11 liability payments, and unusual events.  The following table presents the components of net cash flow from noncore activities for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,
Noncore Activities (In millions)	2007	2006
Cash flows:
Pre-tax income (loss) from noncore activities	$(26.8)	$(62.9)
Other non-cash charges	17.1	41.4
Cash spending for:
Tax settlement	(10.3)	—
Environmental remediation	(4.8)	(3.4)
Postretirement benefits	(3.1)	(6.5)
Retained obligations and other	(0.8)	(1.3)
Net cash flow from noncore activities	$(28.7)	$(32.7)

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Market Risk” heading in Item 7 of our Form 10-K for the year ended December 31, 2006 and Item 3 of our Form 10-Q for the quarter ended March 31, 2007 for disclosures required by this item.

Item 4.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2007, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Grace’s Chief Executive Officer and Chief Financial Officer concluded that Grace’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to Grace is made known to management, including Grace’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Grace’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, Grace’s internal control over financial reporting.

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

On December 6, 2006, the Massachusetts District Court, in considering the Evans plaintiffs’ motion for class certification, denied that motion and dismissed the Evans plaintiffs’ claims, on grounds that those plaintiffs lacked standing to bring suit.  The Evans plaintiffs’ have petitioned the U.S. Court of Appeals for the First Circuit to reverse the District Court’s decision to dismiss the Evans plaintiffs’ claims and remand the case to the District Court.  This appeal is pending.

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

Item 1A.  RISK FACTORS

With respect to certain risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, more recent numerical measures and other information are available in the “Financial Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report.  These more recent measures and information are incorporated herein by reference.

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

W. R. GRACE & CO.
(Registrant)

Date: August 8, 2007	By	/s/ A. E. Festa
A. E. Festa
President and Chief Executive Officer

Date: August 8, 2007	By	/s/ Robert M. Tarola
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