Form 10-Q
period 2007-09-30
W R GRACE & CO
filed 2007-11-08
CIK 1045309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

70,409,225 shares of Common Stock, $0.01 par value, were outstanding at October 31, 2007.

W. R. GRACE & CO. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Review by Independent Registered Public Accounting Firm

A review of the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2007 and 2006 has been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Their report on the interim consolidated financial statements follows. This report is not considered a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of September 30, 2007, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss) for each of the three-month and nine-month periods ended September 30, 2007 and September 30, 2006 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and September 30, 2006. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
November 8, 2007

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$783.1	$741.4	$2,311.5	$2,129.1

Cost of goods sold, exclusive of depreciation and amortization shown separately below	518.4	483.6	1,531.0	1,391.4
Selling, general and administrative expenses, exclusive of net pension expense and depreciation and amortization shown separately below	142.6	149.4	408.5	420.7
Depreciation and amortization	28.3	29.2	83.5	85.7
Research and development expenses	19.5	14.9	55.0	44.3
Net pension expense	13.1	15.9	38.9	47.5
Interest expense and related financing costs	17.4	18.8	57.1	54.5
Provision for environmental remediation	—	—	12.0	30.0
Chapter 11 expenses, net of interest income	21.3	12.0	62.7	32.2
Other (income) expense, net	(4.9)	(6.3)	(20.6)	(22.1)
	755.7	717.5	2,228.1	2,084.2
Income (loss) before income taxes and minority interest	27.4	23.9	83.4	44.9
Benefit from (provision for) income taxes	(7.4)	2.4	(31.6)	(5.4)
Minority interest in consolidated entities	(3.3)	(7.9)	(9.8)	(26.2)
Net income (loss)	$16.7	$18.4	$42.0	$13.3

Basic earnings (loss) per share:
Net income (loss)	$0.24	$0.27	$0.60	$0.20
Weighted average number of basic shares	70.2	68.3	69.9	67.7

Diluted earnings (loss) per share:
Net income (loss)	$0.23	$0.27	$0.59	$0.20
Weighted average number of diluted shares	71.5	68.5	71.5	68.1

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

In millions

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$42.0	$13.3
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	83.5	85.7
Chapter 11 expenses, net of interest income	62.7	32.2
(Benefit from) provision for income taxes	31.6	5.4
Income taxes paid, net of refunds	(35.8)	(36.2)
Minority interest in consolidated entities	9.8	26.2
Dividends paid to minority interests in consolidated entities	(12.0)	(0.1)
Interest accrued on pre-petition liabilities subject to compromise	56.2	53.1
Net (gain) loss on sales of investments and disposals of assets	(2.8)	(2.6)
Net pension expense	38.9	47.5
Payments under defined benefit pension arrangements	(85.5)	(109.5)
Payments under postretirement benefit plans	(4.6)	(10.7)
Net income from life insurance policies	(3.0)	(2.2)
Provision for uncollectible receivables	(0.4)	3.2
Provision for environmental remediation	12.0	30.0
Expenditures for environmental remediation	(7.1)	(8.7)
Expenditures for retained obligations of divested businesses	(0.8)	(2.7)
Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency translation:
Working capital items (trade accounts receivable, inventories and accounts payable)	(45.4)	(59.7)
Other accruals and non-cash items	(7.3)	17.0
Net cash provided by (used for) operating activities before Chapter 11 expenses and settlements	132.0	81.2
Cash paid to resolve contingencies subject to Chapter 11	(10.3)	—
Chapter 11 expenses paid	(55.9)	(31.8)
Net cash provided by (used for) operating activities	65.8	49.4

INVESTING ACTIVITIES
Capital expenditures	(89.8)	(82.5)
Purchase of marketable securities	(25.0)	—
Purchase of equity investment	(6.3)	—
Proceeds from sales of investments and disposals of assets	5.5	7.3
Proceeds from sale of product line	21.8	—
Businesses acquired, net of cash acquired	(5.5)	(20.0)
Net investment in life insurance policies	(1.2)	0.2
Net cash provided by (used for) investing activities	(100.5)	(95.0)

FINANCING ACTIVITIES
Net payments of loans secured by cash value of life insurance policies	(0.1)	(0.1)
Net (repayments) borrowings under credit arrangements	0.7	0.5
Fees under debtor-in-possession credit facility	(2.0)	(1.8)
Proceeds from exercise of stock options	20.2	15.8
Net cash provided by (used for) financing activities	18.8	14.4
Effect of currency exchange rate changes on cash and cash equivalents	14.6	10.2
Increase (decrease) in cash and cash equivalents	(1.3)	(21.0)
Cash and cash equivalents, beginning of period	536.3	474.7
Cash and cash equivalents, end of period	$535.0	$453.7

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Balance Sheets

In millions, except par value and shares

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$535.0	$536.3
Marketable securities	28.5	3.3
Trade accounts receivable, less allowance of $5.6 (2006 - $6.6)	492.9	426.3
Inventories	298.7	284.6
Deferred income taxes	38.8	37.8
Other current assets	77.1	80.5
Total Current Assets	1,471.0	1,368.8

Properties and equipment, net of accumulated depreciation and amortization of $1,565.1 (2006 - $1,510.5)	681.2	664.5
Goodwill	120.8	116.5
Cash value of life insurance policies, net of policy loans	93.5	89.2
Deferred income taxes	716.4	728.5
Asbestos-related insurance	500.0	500.0
Overfunded defined benefit pension plans	71.3	38.4
Other assets	140.2	131.5
Total Assets	$3,794.4	$3,637.4

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$4.1	$3.3
Accounts payable	191.8	172.7
Other current liabilities	324.4	272.6
Total Current Liabilities	520.3	448.6

Debt payable after one year	0.3	0.2
Deferred income taxes	54.6	58.9
Minority interest in consolidated entities	62.7	65.0
Underfunded and unfunded defined benefit pension plans	258.3	349.6
Other liabilities	40.2	43.3
Total Liabilities Not Subject to Compromise	936.4	965.6

Liabilities Subject to Compromise—Note 2
Pre-petition debt plus accrued interest	787.2	739.5
Accounts payable	31.7	31.7
Income tax contingencies	99.1	141.2
Asbestos-related contingencies	1,700.0	1,700.0
Environmental contingencies	366.0	361.1
Postretirement benefits	166.4	158.9
Other liabilities and accrued interest	113.4	89.2
Total Liabilities Subject to Compromise	3,263.8	3,221.6
Total Liabilities	4,200.2	4,187.2

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 2007 – 70,227,725 (2006 – 68,915,022)	0.8	0.8
Paid-in capital	428.4	423.8
Accumulated deficit	(443.4)	(487.6)
Treasury stock, at cost: shares: 2007 - 6,752,035; (2006 - 8,064,738)	(80.4)	(96.0)
Accumulated other comprehensive income (loss)	(311.2)	(390.8)
Total Shareholders’ Equity (Deficit)	(405.8)	(549.8)
Total Liabilities and Shareholders’ Equity (Deficit)	$3,794.4	$3,637.4

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

In millions

	Common Stock and Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders Equity (Deficit)
Balance, June 30, 2007	$429.5	$(460.1)	$(81.5)	$(337.3)	$(449.4)
Net income (loss)	—	16.7	—	—	16.7
Stock plan activity	(0.3)	—	1.1	—	0.8
Other comprehensive income (loss)	—	—	—	26.1	26.1
Balance, September 30, 2007	$429.2	$(443.4)	$(80.4)	$(311.2)	$(405.8)

Balance, December 31, 2006	$424.6	$(487.6)	$(96.0)	$(390.8)	$(549.8)
Cumulative effect of adoption of FASB Interpretation No. 48	—	2.2	—	—	2.2
Balance, January 1, 2007	$424.6	$(485.4)	$(96.0)	$(390.8)	$(547.6)
Net income (loss)	—	42.0	—	—	42.0
Stock plan activity	4.6	—	15.6	—	20.2
Other comprehensive income (loss)	—	—	—	79.6	79.6
Balance, September 30, 2007	$429.2	$(443.4)	$(80.4)	$(311.2)	$(405.8)

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

In millions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$16.7	$18.4	$42.0	$13.3

Other comprehensive income (loss):
Foreign currency translation adjustments	19.8	8.3	34.4	22.9
Gain (loss) from hedging activities, net of income taxes	(0.2)	(0.4)	(0.3)	(0.7)
Defined benefit pension and other postretirement plans, net of income taxes	6.5	—	45.5	—
Total other comprehensive income (loss)	26.1	7.9	79.6	22.2
Comprehensive income (loss)	$42.8	$26.3	$121.6	$35.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiatries

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

Under Chapter 11, the Debtors have continued to operate their businesses as debtors-in-possession under court protection from creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the asbestos- related claims. Since the Filing, all motions necessary to conduct normal business activities have been approved by the Bankruptcy Court. (See Note 2 for Chapter 11-Related Information.)

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

The results of operations for the nine-month interim period ended September 30, 2007 are not necessarily indicative of the results of operations for the year ending December 31, 2007.

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

2.     Chapter 11-Related Information

Official Parties to Grace’s Chapter 11 Proceedings — Three creditors’ committees, two representing asbestos claimants, the Official Committee of Asbestos Personal Injury Claimants (the “PI Committee”) and the Official Committee of Asbestos Property Damage Claimants (the “PD Committee”) and the third representing other unsecured creditors, and a committee representing shareholders, have been appointed in the Chapter 11 Cases. These committees, and a legal representative of future asbestos claimants (the “FCR”), have the right to be heard on all matters that come before the Bankruptcy Court and have important roles in the Chapter 11 Cases. The Debtors are required to bear certain costs and expenses of the committees and of the FCR, including those of their counsel and financial advisors.

Plan of Reorganization — On November 13, 2004 Grace filed a plan of reorganization, as well as several associated documents, including a disclosure statement, with the Bankruptcy Court. On January 13, 2005, Grace filed an amended plan of reorganization (the “Plan”) and related documents to address certain objections of creditors and other interested parties. The Plan is supported by committees representing general unsecured creditors and equity holders, but is not supported by the PI Committee, the PD Committee or the FCR.

Under the terms of the Plan, a trust would be established under Section 524(g) of the Bankruptcy Code to which all pending and future asbestos-related claims would be channeled for resolution. The Plan contemplates that the Bankruptcy Court will conduct hearings to determine, among other things, the amount that would need to be paid into the trust on the effective date of the Plan to satisfy Grace’s asbestos-related liabilities and trust administration costs and expenses over time. The Plan provides that Grace’s asbestos- related liabilities would be satisfied using cash and securities from Grace and third parties.

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

Under the terms of the Plan, claims would be satisfied under the Chapter 11 Cases as follows:

Asbestos-Related Claims and Costs

Under the Plan, a trust would be established under Section 524(g) of the Bankruptcy Code to which all pending and future asbestos- related claims would be channeled for resolution. The trust would utilize specified trust distribution procedures to satisfy the following allowed asbestos-related claims and costs:

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

The Bankruptcy Court has entered separate case management orders for estimating liability for pending and future personal injury claims and adjudicating pending property damage claims, excluding ZAI claims. A trial for estimating liability for personal injury claims is currently scheduled to begin in the first quarter of 2008. The Debtors expect that the estimated liability for all asbestos- related claims may provide the basis for determining the amount to be paid into a trust on the effective date of a plan of reorganization.

Under the Plan, asbestos personal injury claimants, including both PI-SE and PI-AO claims, would have the option either to litigate their claims against the trust in federal court in Delaware or, if they meet specified eligibility criteria, accept a settlement amount based on the severity of their condition. Under the Plan, asbestos property damage claimants would be required to present allowed claims to the trust or litigate their claims against the trust in federal court in Delaware. The Plan provides that, as a condition precedent to confirmation, the maximum estimated aggregate funding amount for all asbestos-related liabilities (PI-SE, PI-AO and PD including ZAI) and trust administration costs and expenses as determined by the Bankruptcy Court cannot exceed $1,613 million, which Grace believes would fund over $2 billion in claims, costs and expenses over time.

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

Other Claims

The Plan provides that all allowed administrative or priority claims would be paid 100% in cash and all general unsecured claims, other than those covered by the asbestos trust, would be paid 85% in cash and 15% in Grace common stock. Grace estimates that claims with a recorded value of approximately $1,312 million, including interest accrued through September 30, 2007, would be satisfied in this manner at the effective date of the Plan. Grace would finance these payments with cash on hand, cash from Fresenius Medical Care Holdings, Inc. (“Fresenius”) paid in settlement of asbestos and other Grace-related claims, new Grace debt, and Grace common stock. Grace would satisfy other non-asbestos related liabilities and claims (primarily certain environmental, tax, pension and retirement medical obligations) as they become due and payable over time using cash flow from operations, insurance proceeds from policies and settlement agreements covering asbestos-related liabilities, and new credit facilities. Proceeds from available product liability insurance applicable to asbestos-related claims would supplement operating cash flow to service new debt and liabilities not paid on the effective date of the Plan.

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

Grace intends to address all pending and future asbestos-related claims and all other pre-petition claims as outlined in the Plan. However, the Plan may not be ultimately approved by the Bankruptcy Court and other interested parties. For example, the PI and PD Committees and the FCR have challenged the confirmability of the Plan, arguing that the Plan impairs the rights of asbestos creditors and impermissibly denies them voting rights, and have asserted that Grace’s asbestos-related liabilities exceed the fair value of Grace’s assets. As a result of these challenges and other Bankruptcy Court rulings, a materially different plan of reorganization may ultimately be approved. Under the ultimate plan of reorganization, the interests of the Company’s shareholders could be substantially diluted or cancelled and the value of non-abestos claims could be materially different from that reflected in Grace's balance sheet. The value of Grace common stock and the extent of any recovery by non-asbestos-related creditors, will depend principally on the amount of Grace’s asbestos-related liability under a confirmed plan of reorganization.

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

The Debtors have analyzed the claims filed pursuant to the March 31, 2003 bar date and have found that many are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of September 30, 2007, of the approximately 4,035 asbestos property damage claims filed, five claims have been resolved (four of these agreements are voidable depending on the terms of a confirmed plan of reorganization), approximately 3,570 claims have been expunged or withdrawn by claimants, leaving approximately 460 claims to be addressed through the property damage case management order approved by the Bankruptcy Court. As of September 30, 2007, of the approximately 3,260 non-asbestos claims filed, approximately 1,830 have been expunged or withdrawn by claimants, approximately 1,140 have been resolved, and an additional approximately 290 claims are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.

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

Litigation Proceedings in Bankruptcy Court — In September 2000, Grace was named in a purported class action lawsuit filed in California Superior Court for the County of San Francisco, alleging that the 1996 reorganization involving a predecessor of Grace and Fresenius AG and the 1998 reorganization involving a predecessor of Grace and Sealed Air were fraudulent transfers (Abner, et al., v. W.R. Grace & Co., et al.). The Bankruptcy Court authorized the PI and PD Committees to proceed with claims against Fresenius and Sealed Air and Cryovac on behalf of the Debtors’ bankruptcy estate.

On November 29, 2002, Sealed Air (and Cryovac) and Fresenius each announced that they had reached agreements in principle with the PI and PD Committees to settle asbestos, successor liability and fraudulent transfer claims related to such transactions (the “litigation settlement agreements”). Under the terms of the Fresenius settlement, subject to the fulfillment of certain conditions, Fresenius would pay $115.0 million to the Debtors’ estate as directed by the Bankruptcy Court upon confirmation of the Debtors’ plan of reorganization. In July 2003, the Fresenius settlement was approved by the Bankruptcy Court. Under the terms of the Sealed Air settlement, subject to the fulfillment of certain conditions, Cryovac would make a payment of $512.5 million (plus interest at 5.5% compounded annually, commencing on December 21, 2002) and nine million shares (now 18 million shares to reflect a two-for-one stock split) of Sealed Air common stock (collectively valued at $1,122.0 million as of September 30, 2007), as directed by the Bankruptcy Court upon confirmation of the Debtors’ plan of reorganization. In June 2005, the Sealed Air settlement was approved by the Bankruptcy Court.

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

Pursuant to SOP 90-7, Grace’s pre-petition and future liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of September 30, 2007, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation, and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. Grace presents reorganization items as “Chapter 11 expenses, net of interest income,” a separate caption in its Consolidated Statements of Operations.

Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the litigation settlements with Sealed Air and Fresenius, as such agreements are subject to conditions, which, although expected to be met, have not been satisfied and confirmed by the Bankruptcy Court. The value available under these litigation settlement agreements as measured at September 30, 2007, was $1,237.0 million comprised of $115.0 million in cash from Fresenius and $1,122.0 million in cash and stock from Cryovac. Payments under the Sealed Air settlement will be made directly to the asbestos trust by Cryovac, and will be accounted for as a satisfaction of a portion of Grace’s recorded asbestos-related liability and a credit to shareholders’ equity.

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

Components of liabilities subject to compromise are as follows:

	September 30, 2007	December 31, 2006
(In millions)
Debt, pre-petition plus accrued interest	$787.2	$739.5
Asbestos-related contingencies	1,700.0	1,700.0
Income taxes(1)	99.1	141.2
Environmental contingencies	366.0	361.1
Postretirement benefits other than pension	78.2	72.7
Unfunded special pension arrangements	99.3	95.6
Retained obligations of divested businesses(2)	31.4	18.0
Accounts payable	31.7	31.7
Other accrued liabilities	82.0	71.2
Reclassification to current liabilities(3)	(11.1)	(9.4)
Total Liabilities Subject to Compromise	$3,263.8	$3,221.6

(1)	Amounts as of September 30, 2007 and December 31, 2006 are net of expected refunds of $75.0 million and $15.0 million, respectively.

(2)	Increased $13.4 million from December 31, 2006 due to reclass from tax reserves.

(3)

As of September 30, 2007 and December 31, 2006, approximately $11.1 million and $9.4 million, respectively, of certain pension and postretirement benefit obligations subject to compromise have been presented in other current liabilities in the Consolidated Balance Sheets in accordance with SFAS No. 158.

Note that the unfunded special pension arrangements reflected above exclude non-U.S. pension plans and qualified U.S. pension plans that became underfunded subsequent to the Filing. Contributions to qualified U.S. pension plans are subject to Bankruptcy Court approval.

Change in Liabilities Subject to Compromise

Set forth below is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through September 30, 2007.

Cumulative Since Filing
(In millions)
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Resolution of contingencies subject to Chapter 11	(130.0)
Other court orders including employee wages and benefits, sales and use tax, and customer programs	(346.4)
Expense/(income) items:
Interest on pre-petition liabilities	331.1
Employee-related accruals	51.7
Provision for asbestos-related contingencies	744.8
Provision for estimate of environmental contingencies	307.6
Provision for estimate of income tax contingencies	(9.4)
Balance sheet reclassifications	(36.8)
Balance, end of period	$3,263.8

Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court’s allowance of contingent or disputed claims.

For the holders of pre-petition bank credit facilities, beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rates for the nine months ended September 30, 2007 and 2006 were 8.23% and 7.86%, respectively. From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly.

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

For all other holders of allowed general unsecured claims, Grace accrues interest at a rate of 4.19% per annum, compounded annually, unless otherwise negotiated during the claim settlement process.

Chapter 11 Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(In millions)
Legal and financial advisory fees	$24.3	$13.9	$70.5	$38.1
Interest income	(3.0)	(1.9)	(7.8)	(5.9)
Chapter 11 expenses, net	$21.3	$12.0	$62.7	$32.2

Pursuant to SOP 90-7, interest income earned on the Debtors’ cash balances must be offset against Chapter 11 expenses.

Condensed Financial Information of the Debtors

W. R. Grace & Co. — Chapter 11 Filing Entities

Debtor-in-Possession

Statements of Operations

	Nine Months Ended September 30,
	2007	2006
(In millions)
Net sales, including intercompany	$1,129.1	$1,096.7
Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	792.5	809.5
Selling, general and administrative expenses, exclusive of net pension expense and depreciation and amortization shown separately below	234.4	267.4
Research and development expenses	32.2	28.5
Depreciation and amortization	40.9	44.6
Net pension expense	28.8	34.8
Interest expense and related financing costs	56.5	54.2
Provision for environmental remediation	12.0	30.0
Other (income) expense, net	(40.1)	(48.7)
Chapter 11 expenses, net of interest income	62.8	32.1
	1,220.0	1,252.4

Income (loss) before income taxes and equity in net income of non-filing entities	(90.9)	(155.7)
Benefit from (provision for) income taxes	14.4	35.2
Income (loss) before equity in net income of non-filing entities	(76.5)	(120.5)
Equity in net income of non-filing entities	118.5	133.8
Net income (loss)	$42.0	$13.3

W. R. Grace & Co. — Chapter 11 Filing Entities

Debtor-in-Possession

Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	2007	2006
(In millions)
Operating Activities
Net income (loss)	$42.0	$13.3
Reconciliation to net cash provided by (used for) operating activities:
Chapter 11 expenses, net of interest income	62.8	32.1
(Benefit from) provision for income taxes	(14.4)	(35.2)
Equity in net income of non-filing entities	(118.5)	(133.8)
Depreciation and amortization	40.9	44.6
Interest on pre-petition liabilities subject to compromise	56.2	53.1
Provision for environmental remediation	12.0	30.0
Other non-cash items, net	(5.8)	0.4
Contributions to defined benefit pension plans	(65.0)	(99.2)
Cash paid to resolve contingencies subject to Chapter 11	(10.3)	—
Chapter 11 expenses paid	(55.9)	(31.8)
Changes in other assets and liabilities, excluding the effect of businesses acquired/divested	(22.8)	35.3
Net cash provided by (used for) operating activities	(78.8)	(91.2)

Investing Activities
Capital expenditures	(55.2)	(60.2)
Loan repayments and other	126.7	60.9
Net cash provided by (used for) investing activities	71.5	0.7
Net cash provided by (used for) financing activities	18.2	(1.8)
Net increase (decrease) in cash and cash equivalents	10.9	(92.3)
Cash and cash equivalents, beginning of period	233.8	269.2
Cash and cash equivalents, end of period	$244.7	$176.9

W. R. Grace & Co. — Chapter 11 Filing Entities

Debtor-in-Possession

Balance Sheets

	September 30, 2007	December 31, 2006
(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$244.7	$233.8
Marketable securities	26.0	1.0
Trade accounts receivable, net	116.9	117.9
Receivables from non-filing entities, net	99.3	53.2
Inventories	73.6	72.9
Other current assets	47.6	59.9
Total Current Assets	608.1	538.7
Properties and equipment, net	388.9	394.5
Cash value of life insurance policies, net of policy loans	93.5	89.2
Deferred income taxes	680.1	687.1
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	166.8	237.7
Investment in non-filing entities	776.4	660.3
Other assets	87.6	90.8
Total Assets	$3,301.4	$3,198.3

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities	$239.5	$212.0
Minority interest in consolidated entities	54.4	58.4
Pension liabilities	115.8	218.7
Other liabilities	33.7	37.4
Total Liabilities Not Subject to Compromise	443.4	526.5
Liabilities Subject to Compromise	3,263.8	3,221.6
Total Liabilities	3,707.2	3,748.1
Shareholders’ Equity (Deficit)	(405.8)	(549.8)
Total Liabilities and Shareholders’ Equity (Deficit)	$3,301.4	$3,198.3

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

3.     Asbestos-Related Litigation

Grace is a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products. As of the Filing Date, Grace was a defendant in 65,656 asbestos-related lawsuits, 17 involving claims for property damage (one of which has since been dismissed), and the remainder involving 129,191 claims for personal injury. Due to the Filing, holders of asbestos-related claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. The PI and PD Committees, representing the interests of property damage and personal injury claimants, respectively, and the FCR, representing the interests of future personal injury claimants, have been appointed in the Chapter 11 Cases. Grace’s obligations with respect to present and future claims will be determined through the Chapter 11 process.

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

Approximately 4,035 additional property damage claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Such claims were reviewed in detail by Grace, categorized into claims with sufficient information to be evaluated or claims that require additional information and, where sufficient information existed, the estimated cost of resolution was considered as part of Grace’s recorded asbestos-related liability. (Approximately 200 claims did not contain sufficient information to permit an evaluation.) Grace has objected to virtually all property damage claims on a number of different bases, including: no authorization to file a claim; the claim was previously settled or adjudicated; no or insufficient documentation; failure to identify a Grace product; the expiration of the applicable statute of limitations and/or statute of repose, and/or laches; and a defense that the product in place is not hazardous. As of September 30, 2007, following the reclassification, withdrawal or expungement of claims, approximately 460 property damage claims remain outstanding. In October 2007, the Bankruptcy Court approved settlement agreements covering 255 property damage claims for an aggregate allowed amount of $64 million.

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

Based on Grace’s investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that the product was and continues to be safe for its intended purpose and poses little or no threat to human health. The plaintiffs in the ZAI lawsuits (and the U.S. government in the Montana criminal proceeding described in Note 12) dispute Grace’s position on the safety of ZAI. On October 18, 2004, the Bankruptcy Court held a hearing on motions filed by the parties to address a number of important legal and factual issues regarding the ZAI claims. On December 14, 2006, the Bankruptcy Court issued an opinion and order holding that, although ZAI is contaminated with asbestos and can release asbestos fibers when disturbed, there is no unreasonable risk of harm from ZAI. The ZAI claimants intend to appeal such opinion and order. The Bankruptcy Court has scheduled a conference in November 2007 to consider whether any of the claimant’s theories of liability still need to be addressed and what claims, if any, may still remain. Grace’s recorded asbestos-related liability at September 30, 2007 assumes the risk of loss from ZAI litigation is not probable. If Grace’s view as to risk of loss is not sustained, management believes the cost to resolve the matter would be material.

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

Cumulatively through the Filing Date, 16,354 asbestos personal injury lawsuits involving approximately 35,720 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved) and approximately 55,489 lawsuits involving approximately 163,698 claims were disposed of (through settlements and judgments) for a total of $645.6 million. As of the Filing Date, 129,191 claims for personal injury were pending against Grace. Grace believes that a substantial number of additional personal injury claims would have been received between the Filing Date and September 30, 2007 had such claims not been stayed by the Bankruptcy Court.

Asbestos-Related Liability — The total recorded asbestos-related liability as of September 30, 2007 and December 31, 2006 was $1,700.0 million and is included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheets. Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on its proposed plan of reorganization as discussed in Note 2. The amount recorded at September 30, 2007 and December 31, 2006 includes the $1,613 million maximum amount reflected as a condition precedent to the Plan and $87 million related to pre-Chapter 11 contractual settlements and judgments included in general unsecured claims.

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

The Bankruptcy Court has entered separate case management orders for estimating liability for pending and future personal injury claims and adjudicating pending property damage claims, excluding ZAI claims. A trial for estimating liability for personal injury claims is currently scheduled to begin in January 2008. The Debtors expect that the estimated liability will provide the basis for determining the Funding Amount to be paid into the trust on the effective date of the Plan.

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

Grace has catalogued and analyzed the information furnished with the proofs of claim and questionnaires. This information and other information, including Grace’s claims and settlement history, the experience of other defendants in asbestos-related litigation, and post-petition developments in asbestos-related litigation generally, have been analyzed and reviewed by experts; and Grace, the PI Committee and the FCR have submitted expert reports that each party will rely upon to support its respective estimate of Grace’s asbestos personal injury liability. The estimate of such liability is expected to provide the basis for determining the appropriate funding amount to resolve current and future asbestos personal injury claims in a plan of reorganization. Copies of Grace’s and the PI Committee’s expert reports and portions of the FCR’s expert report are available through the Bankruptcy Court. These expert reports (since supplemented, rebutted and made the subject of discovery) are based on data, methodologies and assumptions that may or may not be accepted by the Bankruptcy Court. Grace expects the estimation litigation process to conclude with hearings currently scheduled to begin in January 2008. Grace expects to adjust its recorded asbestos-related liability as necessary to reflect rulings made by the Bankruptcy Court following these hearings after consideration of all evidence presented by Grace, the official committees and the FCR such adjustments may be material.

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

Conversely, the PI and PD Committees and the FCR continue to assert that Grace’s asbestos-related liabilities are substantially higher than $1,613 million, and in fact are in excess of Grace’s business value. If the Court accepts the position of the PI and PD Committees and the FCR, then any plan of reorganization likely would result in the loss of all or substantially all equity value by current shareholders. Therefore, due to the significant uncertainties of this process and asbestos litigation generally, Grace is not able to estimate a probable Funding Amount that would be accepted by the Bankruptcy Court.

However, as Grace is willing to proceed with confirmation of the Plan with a Funding Amount of up to $1,613 million (assuming that other conditions precedent to confirmation of the Plan are satisfied, including the availability of the payment from Cryovac directly to the asbestos trust under the settlement agreement described in Note 2), Grace’s recorded asbestos-related liability reflects the maximum amount allowed as a condition precedent under the Plan. This amount, plus $87.0 million for pre-Chapter 11 contractual settlements and judgments, brings the total recorded asbestos-related liability as of September 30, 2007 and December 31, 2006 to $1,700 million. Any differences between the Plan as filed and as approved for confirmation could fundamentally change the accounting measurement of Grace’s asbestos-related liability and that change could be material.

Insurance Rights — Grace holds insurance policies that provide coverage for 1962 to 1984 with respect to asbestos-related lawsuits and claims. Eligible claims would have to exceed $4 billion to access total coverage. For the most part, coverage for years 1962 through 1972 has been exhausted, leaving coverage for years 1973 through 1985 available for pending and future asbestos claims. Since 1985, insurance coverage for asbestos-related liabilities has not been commercially available to Grace.

For each insurance year, Grace’s coverage consists of both primary and excess coverage. Primary coverage for an insurance year generally reimburses Grace for the portion of paid claims allocated to that year starting at the first dollar paid (after any deductible) through the coverage limit. With one exception, coverage disputes regarding Grace’s primary insurance policies have been settled, and the settlement amounts have been paid in full. Excess insurance generally reimburses Grace for claims paid above a specified policy threshold through the coverage limit. For each insurance year, Grace’s insurance program includes multiple layers of excess coverage. A layer of excess coverage, which may include multiple insurers, is triggered once claim payments that can be assigned to that insurance year are paid up to the threshold of that layer.

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

Presently, Grace has no agreements in place with insurers with respect to approximately $430 million of excess coverage, which is at layers of coverage that have not yet been triggered, but certain layers would be triggered if the Plan were approved at the recorded asbestos-related liability of $1,700 million. In estimating its ultimate insurance recovery, Grace has assumed that its unsettled excess coverage will be settled on terms that are substantially similar to the existing settlement agreements described above. Grace believes that any allowed ZAI claims also would be covered under the settlement agreements and unsettled policies discussed above to the extent they relate to installations of ZAI occurring after July 1, 1973.

In November 2006, Grace entered into a settlement agreement with an underwriter of a portion of its excess insurance coverage. The insurer paid a settlement amount of $90.0 million directly to an escrow account for the benefit of the holders of claims for which Grace was provided coverage under the affected policies. The escrow account balance at September 30, 2007 approximated $93.7 million, including interest earned on the account. Funds will be distributed from this account directly to claimants at the direction of the escrow agent pursuant to the terms of a confirmed plan of reorganization or as otherwise ordered by the Bankruptcy Court. The settlement agreement provides that unless Grace confirms a plan of reorganization by December 31, 2008, at the option of the insurer, exercisable at any time prior to April 30, 2009, the escrow amount with interest must be returned to the insurer. Grace will record the amount in the escrow account as an asset and reduce its asbestos insurance receivable balance if and when all contingencies for the release of such amount are satisfied.

As of September 30, 2007, including the settlement discussed above and after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements, there remains approximately $917 million of excess coverage from 54 presently solvent insurers. Grace estimates that eligible claims would have to exceed $4 billion to access total coverage. Grace further estimates that, assuming the resolution value of asbestos-related claims is equal to the recorded liability of $1,700 million (which should fund claim payments in excess of $2 billion), it should be entitled to approximately $500 million of insurance recovery. This amount was determined by estimating the aggregate and per year payout for claims over time and applying the expected insurance recovery factor to such claims. However, the ultimate amount of insurance recovered on such claims will depend on a number of factors that will only be determined at the time claims are paid including: the nature of the claim (PI, PD or ZAI), the relevant exposure years, the timing of payment, the solvency of insurers and the legal status of policy rights. Accordingly, Grace’s recorded estimate of insurance recovery may differ materially from actual amounts received.

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

The effect of the implementation of FIN 48 was to reduce Grace’s accumulated deficit as of January 1, 2007 by $2.2 million. This amount primarily reflected recognition of U.S. federal tax benefits relating to certain expenses incurred in defense of creditor claims and various alternative minimum tax benefits arising from prior year audits, offset by certain increases to reserves on foreign income and undistributed foreign earnings. The amount of unrecognized tax benefits at January 1, 2007 was $200.2 million. If this amount were recognized, it would affect Grace’s effective tax rate. However, to the extent that such recognition involves an increase in U.S. net operating losses, the accounting benefit would be reduced. The $200.2 million of unrecognized tax benefits includes $45.0 million related to the deduction of certain capital losses in Grace’s 1999 U.S. tax return, as further described below, the benefit of which has not been recorded by Grace for financial reporting purposes.

During the three months ended June 30, 2007, Grace became entitled to and recorded interest receivable (net of federal tax) of $14.7 million related to certain refund claims resulting from losses arising in the 1997-2002 period eligible for carryback. In addition, Grace recorded an increase in its liability for uncertain tax positions of $3.1 million related primarily to an ongoing income tax examination in Germany.

During the three months ended September 30, 2007, Grace recognized a credit to its deferred tax provision of $3.4 million to record the effect on deferred tax balances of income tax rate changes in Germany and the United Kingdom.

Grace accrues potential interest and any associated penalties related to uncertain tax positions in “benefit from (provision for) income taxes” in the Consolidated Statements of Operations. The total amount of interest and penalties (on a gross basis) accrued on uncertain tax positions as of January 1, 2007 was $59.1 million. During the three months and nine months ended September 30, 2007, Grace accrued additional interest expense (net of applicable federal benefit) and penalties of $0.4 million and $3.3 million, respectively.

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

2.                                       With respect to the IRS examination of the 1997-2001 tax years, Grace has received revised examination reports from the IRS, which include the review of losses carried back to 1988-1989 (collectively, the “Examination Reports”) asserting, in the aggregate, approximately $32.5 million of net additional tax plus accrued interest. The most significant issue addressed in the Examination Reports concerns the carryback of a specified liability loss from the 1998 tax period to the 1989 taxable year. On March 22, 2007, Grace received a Notice of Deficiency with respect to the carryback of the specified liability loss and certain other issues. On June 19, 2007, Grace filed a petition in the United States Tax Court to resolve the issues relating to the Notice of Deficiency. Another unresolved issue relates to the 1999 recognition of a capital loss on the disposal of shares of an affiliated entity formed to assist Grace with its environmental remediation needs. The amount at issue is $45 million and Grace is defending its position administratively through the IRS appeals process.

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

As of September 30, 2007, Grace had $269.0 million in U.S. net operating loss (“NOL”) carryforwards. As reflected in Grace’s accrual related to future foreign earnings repatriations, Grace anticipates the utilization of these NOLs to reduce the tax cost of future dividends from its non-U.S. affiliates. Grace anticipates generating additional NOLs upon emergence from bankruptcy as contemplated in the Plan. Because Grace did not pay a significant amount of U.S. taxes in prior years and/or has already received or applied for tax refunds from available NOL carryback years, it expects to carryforward most of its NOLs after emergence from bankruptcy. Under federal income tax law, a corporation is generally permitted to carryforward NOLs for a 20-year period for deduction against future taxable income. Grace’s ability to deduct NOL carryforwards could be significantly limited if it were to undergo an ownership change during or as a result of the Chapter 11 proceeding. During the course of the bankruptcy proceeding, the Bankruptcy Court entered an order that places certain limitations on trading in Grace common stock or options convertible into Grace common stock. Pursuant to these limitations, Grace intends to object to any purchase of Grace common stock or options that would potentially contribute to an ownership change. However, Grace can provide no assurance that these limitations will prevent an ownership change or that its ability to utilize net operating loss carryforwards will not be significantly limited as a result of Grace’s reorganization.

5.      Other (Income) Expense

Components of other (income) expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Other (Income) Expense	2007	2006	2007	2006
(In millions)
Income from insurance settlements	$(0.1)	$(0.9)	$(0.1)	$(7.8)
COLI income, net	(0.5)	(0.5)	(3.0)	(2.2)
Interest income	(1.6)	(1.7)	(5.3)	(4.7)
Net (gain) loss on sales of investments and disposals of assets	0.8	0.2	(2.8)	(2.6)
Currency translation — intercompany loan	(6.8)	(2.4)	(10.6)	(16.1)
Value of currency contracts	6.0	1.6	8.4	15.1
Other currency transaction effects	0.9	(0.2)	2.9	2.5
Interest income on joint venture cash balances	(0.7)	(0.3)	(2.0)	(0.5)
Other miscellaneous income	(2.9)	(2.1)	(8.1)	(5.8)
Total other (income) expense	$(4.9)	$(6.3)	$(20.6)	$(22.1)

6.      Balance Sheet Accounts

Marketable Securities

In April 2007, Grace invested $25.0 million in a six-month 5.25% note offered by the Federal Home Loan Bank. Principal and interest on the note matures on November 1, 2007. Grace is accounting for this investment as held-to-maturity, and carrying the note at amortized cost, which approximates fair value. Grace has accrued $0.3 million and $0.6 million, respectively, of interest income on this note in the three months and nine months ended September 30, 2007, which is recorded in “Chapter 11 expenses, net of interest income” in the Consolidated Statement of Operations.

Other Balance Sheet Accounts

The following table provides details of Grace’s other significant balance sheet accounts as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
(In millions)
Inventories
Raw materials	$74.9	$59.6
In process	40.7	41.4
Finished products	212.1	189.8
General merchandise	38.3	35.6
Less: Adjustment of certain inventories to a last-in/first-out (LIFO) basis	(67.3)	(41.8)
	$298.7	$284.6
Other Assets
Deferred charges	$38.9	$38.1
Long-term receivables, less allowances of $0.0 (2006 — $0.5)	7.9	7.9
Patents, licenses and other intangible assets, net	83.2	84.9
Investments in unconsolidated affiliates and other	10.2	0.6
	$140.2	$131.5
Other Current Liabilities
Accrued compensation	$87.1	$90.4
Deferred tax liability	7.6	6.7
Customer volume rebates	37.4	41.8
Accrued commissions	11.4	13.5
Accrued reorganization fees	39.1	24.9
Income taxes payable	34.8	13.9
Other accrued liabilities	107.0	81.4
	$324.4	$272.6
Other Liabilities
Long-term self-insurance reserve	$8.0	$8.0
Retained obligations of divested businesses	5.3	5.3
Long-term incentive compensation	7.2	12.2
Other accrued liabilities	19.7	17.8
	$40.2	$43.3

During 2007, a reduction in U.S. LIFO inventory levels resulted in costs pertaining to prior years being reflected in cost of sales for the nine months ended September 30, 2007. This had the effect of increasing pre-tax income by $0.9 million compared to current cost.

Accrued compensation in the table above includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

7.      Life Insurance

Grace is the beneficiary of corporate-owned life insurance (“COLI”) policies on certain current and former employees with a net cash surrender value of $93.5 million and $89.2 million at September 30, 2007 and December 31, 2006, respectively. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years.

The following tables summarize activity in these policies for the nine months ended September 30, 2007 and 2006, and the components of net cash value at September 30, 2007 and December 31, 2006:

	Nine Months Ended September 30,
Life Insurance — Activity Summary	2007	2006
(In millions)
Earnings on policy assets	$3.6	$3.2
Interest on policy loans	(0.6)	(1.0)
Premiums	1.7	—
Policy loan repayments	0.1	0.1
Proceeds from termination of life insurance policies	—	—
Net investing activity	(0.5)	(0.2)
Change in net cash value	$4.3	$2.1
Tax-free proceeds received	$0.3	$0.4

Components of Net Cash Value	September 30, 2007	December 31, 2006
(In millions)
Gross cash value	$119.5	$114.7
Principal — policy loans	(25.6)	(25.0)
Accrued interest — policy loans	(0.4)	(0.5)
Net cash value	$93.5	$89.2
Insurance benefits in force	$198.8	$197.9

Grace’s financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

8. Debt

Components of Debt	September 30, 2007	December 31, 2006
(In millions)
Debt payable within one year
Other short-term borrowings	$4.1	$3.3
Debt payable after one year
DIP facility	$—	$—
Other long-term borrowings	0.3	0.2
	$0.3	$0.2
Debt Subject to Compromise
Bank borrowings	$500.0	$500.0
Other borrowings	15.7	13.8
Accrued interest	271.5	225.7
	$787.2	$739.5
Annualized weighted average interest rates on total debt	8.2%	7.9%

In April 2001, the Debtors entered into the DIP facility for a two-year term in the aggregate amount of $250 million. The DIP facility is secured by a priority lien on substantially all assets of the Debtors with the exclusion of the capital stock of non-U.S. subsidiaries, and bears interest based on the London Interbank Offered Rate (LIBOR). The Debtors have extended the term of the DIP facility through April 1, 2008. Grace had no outstanding borrowings under the DIP facility as of September 30, 2007 and December 31, 2006; however, $52.4 million and $55.4 million of standby letters of credit were issued and outstanding under the facility as of September 30, 2007 and December 31, 2006, respectively. The letters of credit, which reduce available funds under the facility, were issued primarily for trade-related matters such as performance bonds, and certain insurance and environmental matters.

In January 2007, Grace’s principal German subsidiary entered into a line of credit arrangement with a German financing company in the maximum aggregate amount of €50.0 million (equivalent to $70.6 million at September 30, 2007) secured by the accounts receivable of the German subsidiary. The financing arrangement will terminate on December 31, 2009, and includes financing costs based on the EURIBOR rate of interest, plus a minimum annual fee.

As of September 30, 2007, Grace had access to the equivalent of approximately $89.3 million (including the $70.6 million discussed directly above) in available credit under various non-U.S. credit facilities.

9.      Shareholders’ Equity (Deficit)

Under its Certificate of Incorporation, the Company is authorized to issue 300,000,000 shares of common stock, $0.01 par value. Of the common stock unissued at September 30, 2007, approximately 3,269,139 shares were reserved for issuance pursuant to stock options and other stock incentives. Since the Filing Date, Grace has not granted any stock options. During the nine months ended September 30, 2007, 1,312,703 stock options were exercised for aggregate proceeds of $20.2 million.

For additional information, see Notes 15 and 17 to the Consolidated Financial Statements in Grace’s 2006 Form 10-K.

10.    Earnings (Loss) Per Share

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
Earnings (Loss) Per Share	2007	2006	2007	2006
(In millions, except per share amounts)
Numerators
Net income (loss)	$16.7	$18.4	$42.0	$13.3
Denominators
Weighted average common shares — basic calculation	70.2	68.3	69.9	67.7
Dilutive effect of employee stock options	1.3	0.2	1.6	0.4
Weighted average common shares — diluted calculation	71.5	68.5	71.5	68.1
Basic earnings (loss) per share	$0.24	$0.27	$0.60	$0.20
Diluted earnings (loss) per share	$0.23	$0.27	$0.59	$0.20

The average market price of Grace’s common stock exceeded the exercise price of all outstanding stock options for the three months and nine months ended September 30, 2007. Therefore, there were no antidilutive options outstanding during these periods.

Stock options that could potentially dilute basic earnings (loss) per share (that were excluded from the computation of diluted earnings (loss) per share because their exercise prices were greater than the average market price of the common shares) averaged approximately 4.7 million in each of the three-month and nine-month periods ended September 30, 2006, respectively.

11.    Comprehensive Income (Loss)

The tables below present the pre-tax, tax and after-tax components of Grace’s other comprehensive income (loss) for the three months and nine months ended September 30, 2007 and 2006:

Three Months Ended September 30, 2007	Pre-Tax Amount	Tax Benefit/ (Expense)	After- Tax Amount
(In millions)
Gain (loss) from hedging activities	$(0.8)	$0.6	$(0.2)
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	(1.7)	0.6	(1.1)
Amortization of net deferred actuarial loss included in net periodic benefit cost	7.0	(2.4)	4.6
Other changes in funded status	4.0	(1.0)	3.0
Benefit plans, net	9.3	(2.8)	6.5
Foreign currency translation adjustments	19.8	—	19.8
Other comprehensive income (loss)	$28.3	$(2.2)	$26.1

Nine Months Ended September 30, 2007	Pre-Tax Amount	Tax Benefit/ (Expense)	After- Tax Amount
(In millions)
Gain (loss) from hedging activities	$(0.9)	$0.6	$(0.3)
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	(5.2)	1.8	(3.4)
Amortization of net deferred actuarial loss included in net periodic benefit cost	21.1	(7.2)	13.9
Other changes in funded status	53.0	(18.0)	35.0
Benefit plans, net	68.9	(23.4)	45.5
Foreign currency translation adjustments	34.4	—	34.4
Other comprehensive income (loss)	$102.4	$(22.8)	$79.6

Three Months Ended September 30, 2006	Pre-Tax Amount	Tax Benefit	After- Tax Amount
(In millions)
Gain (loss) from hedging activities	$(0.6)	$0.2	$(0.4)
Foreign currency translation adjustments	8.3	—	8.3
Other comprehensive income (loss)	$7.7	$0.2	$7.9

Nine Months Ended September 30, 2006	Pre-Tax Amount	Tax Benefit	After- Tax Amount
(In millions)
Gain (loss) from hedging activities	$(1.0)	$0.3	$(0.7)
Foreign currency translation adjustments	22.9	—	22.9
Other comprehensive income (loss)	$21.9	$0.3	$22.2

The following table presents the components of Grace’s accumulated other comprehensive income (loss) at September 30, 2007 and December 31, 2006:

Components of Accumulated Other Comprehensive Income (Loss)	September 30, 2007	December 31, 2006
(In millions)
Hedging activities (net of tax)	$(1.6)	$(1.3)
Defined benefit pension and other postretirement plans:
Net prior service credit (net of tax)	5.7	9.1
Net deferred actuarial loss (net of tax)	(355.3)	(404.2)
Benefit plans, net	(349.6)	(395.1)
Foreign currency translation	40.0	5.6
Accumulated other comprehensive income (loss)	$(311.2)	$(390.8)

Accumulated other comprehensive income (loss) related to the defined benefit pension and other postretirement plans at September 30, 2007 represents the accumulation of net actuarial losses of $355.3 million as well as net prior service credits of $5.7 million. These amounts are net of tax and are amortized as a component of net periodic benefit cost. For the three months and nine months ended September 30, 2007, the pre-tax benefit recognized related to prior service credits was $1.7 million and $5.2 million, respectively, and the pre-tax expense recognized for amortization of accumulated actuarial losses was $7.0 million and $21.1 million, respectively. In addition, $4.0 million and $53.0 million of additional pre-tax comprehensive income was recognized for changes in funded status during the three months and nine months ended September 30, 2007, respectively (see Note 13 for more information).

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

Grace is a global enterprise operating in over 40 countries with local currency generally deemed to be the functional currency for accounting purposes. The foreign currency translation amount represents the adjustments necessary to translate the balance sheets valued in local currencies to the U.S. dollar as of the end of each period presented, and to translate revenues and expenses at average exchange rates for each period presented. As part of its risk management program, Grace enters into foreign currency exchange rate forward and/or option contracts to mitigate the effects of exchange rate fluctuations. Grace also utilizes foreign currency forward exchange rate and/or option contracts from time to time to hedge the value of its net investment in certain foreign entities. The outstanding foreign currency forward contracts and options were treated as effective cash flow hedges and/or net investments hedges, as appropriate, for accounting purposes and revalued at the end of each quarter, with corresponding adjustments to other comprehensive income (loss).

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

At September 30, 2007, Grace’s estimated liability for environmental investigative and remediation costs totaled $366.0 million, as compared with $361.1 million at December 31, 2006. The amount is based on funding and/or remediation agreements in place and Grace’s best estimate of its cost for sites not subject to a formal remediation plan. Grace’s estimated environmental liabilities are included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheets.

For the nine-month period ended September 30, 2007, Grace recorded pre-tax charges of $12.0 million to adjust its estimate of costs to resolve environmental remediation claims based on information exchanged with the U.S. Government. Of the pre-tax charges, $9.4 million was in connection with cost recovery obligations arising out of a lawsuit brought by the U.S. Government (see below). The remainder of the pre-tax charges were attributable to the ongoing review of recorded environmental liabilities.

Net cash expenditures charged against previously established reserves for the nine months ended September 30, 2007 and 2006 were $7.1 million and $8.7 million, respectively.

Vermiculite Related Matters

EPA Cost Recovery Claim — As a result of a 2002 district court ruling, Grace is required to reimburse the U.S. Government for $54.5 million (plus interest) in costs expended through December 2001, and for all appropriate future costs to complete asbestos-related remediation relating to Grace’s former vermiculite mining and processing activities in the Libby, Montana area. These costs include cleaning and/or demolition of contaminated buildings, excavation and removal of contaminated soil, health screening of Libby residents and former mine workers, and investigation and monitoring costs.

Grace’s total estimated liability for asbestos remediation related to its former vermiculite operations in Libby, including the cost of remediation at vermiculite processing sites outside of Libby, at September 30, 2007 and December 31, 2006 was $267.1 million and $255.2 million, respectively. The estimated obligation as of each date includes $164.4 million for asserted reimbursable costs through 2005 (which includes the $54.5 million charge discussed above). The estimate as of each date does not include the cost to remediate the Grace-owned mine site at Libby or other nearby properties that may require remediation, which costs are not currently estimable. Grace’s estimate of costs is based on information exchanged with the EPA. However, the EPA’s cost estimates have increased regularly and substantially over the course of this remediation. Consequently, as the EPA’s spending on these matters increases, or the expected time frame increases, Grace’s liability for remediation may increase.

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

In March 2005, the U.S. District Court for the District of Montana entered a scheduling order setting a trial date of September 11, 2006. In July 2006, the District Court dismissed a portion of the conspiracy count of a superseding indictment alleging conspiracy to knowingly endanger residents of the Libby area and others in violation of the Clean Air Act. In August 2006, the District Court granted a motion by the defendants to exclude as evidence sample results that included minerals that do not constitute asbestos under the Clean Air Act. The Government appealed these and other rulings to the Ninth Circuit Court of Appeals, which heard oral argument in June 2007. In September 2007, the Ninth Circuit Court of Appeals overturned the July 2006 and August 2006 District Court rulings. In November 2007, Grace filed a petition for rehearing concerning these rulings. A new trial date has not yet been scheduled.

The U.S. Bankruptcy Court previously granted Grace’s request to advance legal and defense costs to the employees, subject to a reimbursement obligation if it is later determined that the employees did not meet the standards for indemnification set forth under the appropriate state corporate law. For the nine months ended September 30, 2007 and 2006, respectively, total expense for Grace and the employees was $11.2 million and $48.2 million, which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Cumulative expenses to address this matter were $83.8 million through September 30, 2007.

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

New Jersey Lawsuit — On June 1, 2005, the New Jersey Department of Environmental Protection (“DEP”) filed a lawsuit against Grace and two former employees in the Superior Court of New Jersey Law Division: Mercer County (N.J. Dept. of Environmental Protection v. W.R. Grace & Co. et al.) seeking civil penalties for alleged misrepresentations and false statements made in a Preliminary Assessment/Site Investigation Report and Negative Declarations submitted by Grace to the DEP in 1995 pursuant to the New Jersey Industrial Site Recovery Act. Grace submitted the report, which was prepared by an independent environmental consultant, in connection with the closing of Grace’s former plant in Hamilton Township, New Jersey. The State of New Jersey and the U.S. Department of Justice also were conducting criminal investigations related to Grace’s former operations of the Hamilton plant, but Grace is not aware of any recent activity related to such investigations.

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

In August 2007, the Bankruptcy Court denied the State of New Jersey’s motion for leave to file a late proof of claim in the amount of $31 million. This ruling, which the State of New Jersey has appealed, does not affect the claims against the former employees, for which Grace would have an indemnification obligation.

Non-Vermiculite Related Matters

At September 30, 2007 and December 31, 2006, Grace’s estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $98.9 million and $105.9 million, respectively. This liability relates to Grace’s current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace’s estimated liability is based upon an evaluation of claims for which sufficient information was available. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.

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

Financial Assurances — Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At September 30, 2007, Grace had gross financial assurances issued and outstanding of $279.2 million, comprised of $138.7 million of surety bonds issued by various insurance companies, and $140.5 million of standby letters of credit and other financial assurances issued by various banks. As discussed in Note 8, $52.4 million of these financial assurances have been issued under the DIP facility.

In connection with a 1994 divestment, Grace obtained a letter of credit in the maximum amount of $25.0 million to secure scheduled payments on bonds issued to fund the transaction. Amounts drawn under this letter of credit aggregated $3.9 million through September 30, 2007. The last of the bonds matures in November 2016. Because the primary source of bond payment funds is revenue from contracts under which timing and amounts of sales are variable, it is not possible to predict future draws.

Accounting for Contingencies — Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. generally accepted accounting principles. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace’s Chapter 11 proceedings. Accruals recorded for such contingencies have been included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at September 30, 2007.

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

The assumed discount rate for pension plans reflects the market rates for high quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 5.75% as of December 31, 2006 and 6.25% as of June 30 and September 30, 2007 was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. Based on review of an updated yield curve analysis as of September 30, 2007, Grace did not change the assumed discount rate of 6.25% (used at June 30, 2007) for the U.S. qualified pension plans. Grace also evaluated the current discount rates for the United Kingdom pension plan and German pension plans, which combined represented approximately 87% of the benefit obligation of the non-U.S. pension plans as of December 31, 2006. Based on review of the yield curve analyses for these plans as of September 30, 2007, Grace increased the discount rate for the United Kingdom by 25 basis points from 5.75% at June 30, 2007 to 6.00% at September 30, 2007. No change was made to the discount rate for Germany as compared to June 30, 2007 (remained at 5.25%). For the three months ended September 30, 2007, the aggregate adjustment to the funded status resulting from the change in discount rate for the United Kingdom pension plan was an increase to total assets of approximately $6 million. After tax effects, total assets increased by approximately $4 million and shareholders’ equity increased by approximately $4 million. For the nine months ended September 30, 2007, the aggregate adjustment to the funded status resulting from the change in discount rates was an increase to total assets of approximately $19 million, and a decrease to total liabilities of approximately $57 million. After tax effects, total assets decreased by approximately $7 million, total liabilities decreased by approximately $57 million and shareholders’ equity increased by approximately $50 million.

At September 30, 2007, Grace’s recorded pension liability for underfunded and unfunded plans was $364.2 million ($258.3 million included in “underfunded and unfunded defined benefit pension plans”, $12.0 million included in “other current liabilities”, and $93.9 million related to noncurrent supplemental pension benefits, included in “liabilities subject to compromise”). The recorded liability reflects 1) the shortfall between dedicated assets and the PBO of underfunded plans ($124.9 million); and 2) the PBO of unfunded pay-as-you-go plans ($239.3 million).

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

The components of net periodic benefit cost (income) for Grace’s pension and postretirement plans for the three months and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,
	2007			2006
	Pension		Post-	Pension		Post-
Components of Net Periodic Benefit Cost (Income)	U.S.	Non-U.S.	retirement	U.S.	Non-U.S.	retirement
(In millions)
Service cost	$3.9	$2.1	$—	$4.1	$2.1	$0.1
Interest cost	14.5	5.3	1.1	14.5	4.6	1.0
Expected return on plan assets	(14.6)	(5.5)	—	(13.3)	(4.5)	—
Amortization of prior service cost (credit)	0.6	0.2	(2.4)	0.7	0.2	(2.6)
Amortization of net deferred actuarial loss	5.3	1.3	0.4	5.7	1.8	0.1
Net periodic benefit cost (income)	$9.7	$3.4	$(0.9)	$11.7	$4.2	$(1.4)

	Nine Months Ended September 30,
	2007			2006
	Pension		Post-	Pension		Post-
Components of Net Periodic Benefit Cost (Income)	U.S.	Non-U.S.	retirement	U.S.	Non-U.S.	retirement
(In millions)
Service cost	$11.8	$5.9	$0.2	$12.2	$6.2	$0.3
Interest cost	43.5	15.4	3.4	43.6	13.1	3.0
Expected return on plan assets	(43.8)	(16.0)	—	(39.8)	(13.3)	—
Amortization of prior service cost (credit)	1.8	0.6	(7.5)	1.9	0.5	(7.8)
Amortization of net deferred actuarial loss	15.8	3.9	1.4	17.2	5.9	0.3
Net periodic benefit cost (income)	$29.1	$9.8	$(2.5)	$35.1	$12.4	$(4.2)

Plan Contributions and Funding — Subject to any required approval of the Bankruptcy Court, Grace intends to satisfy its funding obligations under the Plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). For ERISA purposes, funded status is calculated on a different basis than under U.S. generally accepted accounting principles. On June 20, 2007, Grace obtained Bankruptcy Court approval to fund minimum required payments of approximately $54 million for the period from July 2007 through January 2008. In that regard, Grace contributed approximately $9 million in July 2007, and approximately $15 million in each of September 2007 and October 2007 to the trusts that hold assets of the Plans. While Grace intends to continue to fund all minimum required payments under the Plans, there can be no assurance that the Bankruptcy Court will continue to approve these payments.

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

The following table presents information related to Grace’s operating segments for the three months and nine months ended September 30, 2007 and 2006, respectively. Only those corporate expenses directly related to the operating segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Segment Data	2007	2006	2007	2006
(In millions)
Net Sales
Grace Davison	$403.4	$396.5	$1,229.8	$1,133.2
Grace Performance Chemicals	379.7	344.9	1,081.7	995.9
Total	$783.1	$741.4	$2,311.5	$2,129.1
Pre-tax Operating Income
Grace Davison	$47.6	$45.6	$153.2	$127.9
Grace Performance Chemicals	54.1	51.9	148.9	139.2
Corporate costs	(27.7)	(26.4)	(74.4)	(77.5)
Total	$74.0	$71.1	$227.7	$189.6

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

The following table presents information related to the geographic areas in which Grace operated for the three months and nine months ended September 30, 2007 and 2006, respectively. Sales are attributed to geographic areas based on customer location.

	Three Months Ended September 30,		Nine Months Ended September 30,
Geographic Area Data	2007	2006	2007	2006
(In millions)
Net Sales
United States	$259.0	$268.7	$757.4	$775.6
Canada and Puerto Rico	24.5	39.0	69.7	105.0
Total North America	$283.5	$307.7	$827.1	$880.6
Germany	43.7	37.7	118.3	103.1
Europe, other than Germany	280.3	243.5	835.1	694.1
Total Europe	$324.0	$281.2	$953.4	$797.2
Asia Pacific	123.3	113.7	382.4	340.4
Latin America	52.3	38.8	148.6	110.9
Total	$783.1	$741.4	$2,311.5	$2,129.1

The pre-tax operating income for Grace’s operating segments for the three months and nine months ended September 30, 2007 and 2006, respectively, is reconciled below to income (loss) before income taxes and minority interest presented in the accompanying Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Operating Segment Data to Financial Statements	2007	2006	2007	2006
(In millions)
Pre-tax operating income — core operations	$74.0	$71.1	$227.7	$189.6
Minority interest in consolidated entities	3.3	7.9	9.8	26.2
Chapter 11 expenses, net of interest income	(21.3)	(12.0)	(62.7)	(32.2)
Net gain (loss) on sales of investments and disposals of assets	(0.8)	(0.2)	2.8	2.6
Provision for environmental remediation	—	—	(12.0)	(30.0)
Interest expense and related financing costs	(17.4)	(18.8)	(57.1)	(54.5)
Other, net	(10.4)	(24.1)	(25.1)	(56.8)
Income (loss) before income taxes and minority interest	$27.4	$23.9	$83.4	$44.9

Minority interest primarily pertains to Advanced Refining Technologies LLC (“ART”), a joint venture between Grace and Chevron Products Company in which Grace has a 55% economic interest.

15.    Minority Interest in Consolidated Entities

Within both Grace Davison and Grace Performance Chemicals, Grace conducts certain business activities in various countries through joint ventures with unaffiliated third parties, the financial results of which are included in Grace’s consolidated financial statements. The following tables present summary financial statistics for Grace’s combined businesses subject to profit sharing:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(In millions)
Sales	$89.9	$107.9	$305.8	$311.5
Income before taxes	8.2	18.7	23.9	62.1
Net income	7.3	17.2	21.9	58.9
Minority interests in net income	3.3	7.9	9.8	26.2
Dividends paid to minority interests	(0.2)	(0.1)	(12.0)	(0.1)

	September 30, 2007	December 31, 2006
(In millions)
Cash	$66.1	$65.5
Other current assets	126.3	136.7
Total assets	210.1	212.4
Total liabilities	69.3	66.9
Shareholders’ equity	140.8	145.5
Minority interests in shareholders’ equity	62.7	65.0

16.    Subsequent Event—PI Committee and FCR Plan of Reorganization

On July 26, 2007, the Bankruptcy Court terminated Grace’s exclusive rights to propose a plan of reorganization and solicit votes thereon.  As a result of the termination of these rights, any party-in-interest can propose a competing plan of reorganization.

On November 5, 2007, the PI Committee and the FCR filed a proposed plan of reorganization (the “PI Plan”) with the Bankruptcy Court.  A copy of the PI Plan is available from the Bankruptcy Court.  The filing did not include a disclosure statement, trust distribution procedures, exhibits or other supporting documents.  Any plan of reorganization will become effective only after a vote of eligible creditors and with the approval of the Bankruptcy Court and the U.S. District Court for the District of Delaware.  Votes on any plan of reorganization may not be solicited until the Bankruptcy Court approves the related disclosure statement.

Under the terms of the PI Plan, a trust would be established under Section 524(g) of the Bankruptcy Code (the “PI Trust”) to which all pending and future asbestos-related personal injury claims and demands (“PI Claims”) would be channeled for resolution.  The PI Plan contemplates that the Bankruptcy Court would determine, among other things, an estimate of the value of all PI Claims.  The PI Plan assumes that:  cash would be available from insurers (see Note 3); cash would be available from Fresenius pursuant to the Fresenius settlement (see Note 2); and cash and shares of Sealed Air common stock would be available from Cryovac pursuant to the Sealed Air settlement (see Note 2).  As a condition precedent to the PI Plan, the Bankruptcy Court must determine that the estimated value of all PI Claims, excluding to the extent applicable post-petition interest, is not less than $4.0 billion.  If the amount available for distribution pursuant to the PI Plan is more than the principal amount of creditors’ claims, creditors entitled to post-petition interest would be paid such interest and any remaining value would be available to current Grace shareholders in the form of new Grace equity securities.

Under the terms of the PI Plan, claims would be satisfied under the Chapter 11 Cases as follows:

Asbestos-Related Personal Injury Claims and Costs (PI Claims) — All pending and future PI Claims would be channeled to the PI Trust for resolution.  The pending asbestos-related legal proceedings are described in “Asbestos-Related Litigation” (see Note 3).  The PI Plan provides that claims arising from such proceedings would be subject to specified trust distribution procedures that were not part of the documents filed with the Bankruptcy Court.

In order to satisfy allowed PI Claims and the related trust administration costs and expenses, on the effective date of the PI Plan, the PI Trust would be funded with:  (1) cash; (2) cash and shares of Sealed Air common stock pursuant to the Sealed Air settlement (see Note 2); (3) personal injury liability insurance (see Note 3), unless it is valued at more than $500 million, in which case it would remain with Grace; and (4) Grace equity securities.  The number of shares and the value of Grace equity securities contributed to the PI Trust would depend on the enterprise value of Grace, the value of Grace’s personal injury liability insurance and the value of the Sealed Air settlement.

Asbestos-Related Property Damage Claims excluding ZAI (PD Claims) — Settled PD Claims would be paid in a combination of cash and Grace equity securities on the effective date of the PI Plan.  On the effective date of the PI Plan, Grace would establish a reserve consisting of cash and Grace equity securities with a value equal to the estimated amount of unresolved PD Claims.  Unresolved PD Claims would remain in the mediation and litigation process and would be paid in cash and Grace equity securities from the reserve.  If the reserve did not have sufficient assets to pay all unresolved PD Claims once the amounts were determined, Grace would be liable to pay any amounts not funded from the reserve.

ZAI Claims — ZAI claims would remain in the litigation process and would be paid by Grace, if required.

Certain Environmental Claims —Certain allowed environmental claims would be paid in cash and Grace equity securities on the effective date of the PI Plan.  On the effective date of the PI Plan, Grace would establish a reserve consisting of cash and Grace equity securities with a value equal to the estimated amount of unresolved environmental claims.  Unresolved environmental claims would be determined by the Bankruptcy Court and would be paid in cash and Grace equity securities from the reserve.  If the reserve did not have sufficient assets to pay all unresolved environmental claims once the amounts were determined, Grace would be liable to pay any amounts not funded from the reserve.

Other Claims —All allowed administrative or priority claims would be paid in cash (either on the effective date of the PI Plan or as they become due and payable over time).  General unsecured claims, other than those covered by the PI Trust, would be paid in cash (either on the effective date of the PI Plan or as they become due and payable over time) and Grace equity securities.  Certain environmental and general unsecured claims would be reinstated and the holders of such claims would retain all legal and other rights to which they are entitled under such claims.  Other non-asbestos-related liabilities and claims (primarily certain tax claims and employee-related claims such as pension and retirement medical obligations) would be paid in cash as they become due and payable over time.

Effect on Grace Common Stock — Outstanding Grace common stock would be cancelled at the effective date of the PI Plan.

The Plan proposed by the Debtors (see Note 2) (referred to in Note 16 as the “Debtors Plan”) and the PI Plan are designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined respectively, therein.  However, neither plan of reorganization may be ultimately approved by the Bankruptcy Court and other interested parties.  Further, the proponents of the Debtors Plan and the PI Plan are free to amend their respective plans of reorganization at any time.  As a result, a plan of reorganization that is materially different from the Debtors Plan and the PI Plan may ultimately be approved. Under the ultimate plan of reorganization, the interests of the holders of Grace common stock could be substantially diluted or cancelled and the value of non-asbestos claims could be materially different from that reflected in Grace’s balance sheet.  The value of Grace common stock and the extent of any recovery by non-asbestos-related creditors, will depend principally on the amount of Grace’s asbestos-related liability under a confirmed plan of reorganization.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Summary for September 30, 2007

Following is a summary analysis of key financial measures of our performance for the three months and nine months ended September 30, 2007 compared with the prior year periods.

•     Sales increased 5.6% and 8.6% for the three months and nine months ended September 30, 2007, respectively, primarily as a result of higher selling prices in response to rising raw material costs and to higher volumes in most product groups, particularly outside the United States.

•     Net results for each period have been primarily affected by: 1) the results of our businesses — which are categorized as “core operations”; and 2) the impact of legal contingencies and other nonoperating liabilities — which is categorized as “noncore activities”.

•     Net income was $16.7 million for the three months ended September 30, 2007, compared with $18.4 million for the three months ended September 30, 2006. Net income was $42.0 million for the nine months ended September 30, 2007, compared with $13.3 million for the nine months ended September 30, 2006. The current year and prior year periods were negatively affected by Chapter 11 expenses, litigation and other matters not related to core operations.

•     Pre-tax income from core operations increased 4.1% and 20.1% for the three months and nine months ended September 30, 2007, respectively, primarily attributable to higher sales volume in regions other than North America, higher selling prices to offset cost inflation and lower overall pension costs.

•     Pre-tax operating income of our Grace Davison operating segment increased 4.4% and 19.8% for the three months and nine months ended September 30, 2007, respectively, attributable primarily to higher sales in most product groups and in regions other than North America, partially offset by higher raw material costs, which have increased approximately 11% year-to-date.

•     Pre-tax operating income of our Grace Performance Chemicals operating segment increased 4.2% and 7.0% for the three months and nine months ended September 30, 2007, respectively, attributable primarily to higher sales volume in geographic regions other than North America, selling price increases, and positive results from productivity and cost containment initiatives, which more than offset an approximate 6% year-to-date increase in raw material costs.

•     Operating cash inflow for the nine months ended September 30, 2007 was $65.8 million compared with $49.4 million for the prior year period. The increase in cash flow from operating activities was principally attributable to higher pretax operating income offset by higher dividends to joint venture partners and cash paid to resolve certain tax contingencies.

•     Pre-tax loss from noncore activities was $12.8 million in the third quarter of 2007 compared with $26.0 million in the prior year quarter. The pre-tax loss from noncore activities was $39.6 million for the nine months ended September 30, 2007 compared with $88.9 million in the prior year period. The losses are principally due to: (1) charges of $12.0 million and $30 million in the nine months ended September 30, 2007 and 2006, respectively, to adjust Grace’s estimate of costs to resolve environmental remediation claims; and (2) defense costs of $11.2 million and $48.2 million in the nine months ended September 30, 2007 and 2006, respectively, related to legal proceedings arising from Grace’s former vermiculite mining operations in Montana.

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

In May 2007, we transferred our packaging technologies product group to the Grace Davison operating segment. As a result, we are currently evaluating the configuration of our reportable operating segments in an effort to more clearly convey business drivers and performance; the evaluation is expected to be completed during the fourth quarter of 2007. Until such review is complete, we will continue to report segment information consistent with prior periods.

Global scope — We operate our business on a global scale with approximately two-thirds of our revenue (see table below) and over half of our operating properties outside the United States. We conduct business in more than 40 countries and in more than 20 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations in relation to the U.S. dollar affect our reported earnings, net assets and cash flows.

The table below shows the sales in each of our operating segments, and domestic and international sales, as a percentage of our total sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of Total Grace Sales	2007	2006	2007	2006
Grace Davison	51.5%	53.5%	53.2%	53.2%
Grace Performance Chemicals	48.5%	46.5%	46.8%	46.8%
Total	100.0%	100.0%	100.0%	100.0%

Grace U.S.	33.1%	36.3%	32.8%	36.4%
Grace non-U.S.	66.9%	63.7%	67.2%	63.6%
Total	100.0%	100.0%	100.0%	100.0%

Voluntary Bankruptcy Filing

In response to a sharply increasing number of asbestos-related personal injury claims, on April 2, 2001, Grace and 61 of our United States subsidiaries and affiliates, including W. R. Grace & Co.-Conn., filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Our non-U.S. subsidiaries and certain of our U.S. subsidiaries were not included in the Chapter 11 filing.

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

Summary Financial Information and Metrics

Set forth below is a chart that lists our key operating statistics, and dollar and percentage changes for the three-month and nine-month periods ended September 30, 2007 and 2006. Please refer to this Analysis of Continuing Operations chart when reading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
Analysis of Continuing Operations	2007	2006	$ Change Fav (Unfav)	% Change Fav (Unfav)	2007	2006	$ Change Fav (Unfav)	% Change Fav (Unfav)
(In millions)
Net sales:
Grace Davison	$403.4	$396.5	$6.9	1.7%	$1,229.8	$1,133.2	$96.6	8.5%
Grace Performance Chemicals	379.7	344.9	34.8	10.1%	1,081.7	995.9	85.8	8.6%
Total Grace net sales	$783.1	$741.4	$41.7	5.6%	$2,311.5	$2,129.1	$182.4	8.6%
Pre-tax operating income:
Grace Davison(1)	$47.6	$45.6	$2.0	4.4%	$153.2	$127.9	$25.3	19.8%
Grace Performance Chemicals(2)	54.1	51.9	2.2	4.2%	148.9	139.2	9.7	7.0%
Corporate costs:
Support functions	(12.1)	(11.5)	(0.6)	(5.2)%	(35.4)	(33.5)	(1.9)	(5.7)%
Pension, performance-related compensation, and other	(15.6)	(14.9)	(0.7)	(4.7)%	(39.0)	(44.0)	5.0	11.4%
Total Corporate costs	(27.7)	(26.4)	(1.3)	(4.9)%	(74.4)	(77.5)	3.1	4.0%
Pre-tax income from core operations	74.0	71.1	2.9	4.1%	227.7	189.6	38.1	20.1%
Pre-tax income (loss) from noncore activities	(12.8)	(26.0)	13.2	50.8%	(39.6)	(88.9)	49.3	55.5%
Interest expense	(17.4)	(18.8)	1.4	7.4%	(57.1)	(54.5)	(2.6)	(4.8)%
Interest income	1.6	1.7	(0.1)	(5.9)%	5.3	4.7	0.6	12.8%
Income (loss) before Chapter 11 expenses and income taxes	45.4	28.0	17.4	62.1%	136.3	50.9	85.4	167.8%
Chapter 11 expenses, net of interest income	(21.3)	(12.0)	(9.3)	(77.5)%	(62.7)	(32.2)	(30.5)	(94.7)%
Benefit from (provision for) income taxes	(7.4)	2.4	(9.8)	NM	(31.6)	(5.4)	(26.2)	NM
Net income (loss)	$16.7	$18.4	$(1.7)	(9.2)%	$42.0	$13.3	$28.7	NM

Key Financial Measures:
Pre-tax income from core operations as a percentage of sales:
Grace Davison	11.8%	11.5%	NM	0.3pts	12.5%	11.3%	NM	1.2pts
Grace Performance Chemicals	14.2%	15.0%	NM	(0.8pts )	13.8%	14.0%	NM	(0.2pts )
Total Core Operations	9.4%	9.6%	NM	(0.2pts )	9.9%	8.9%	NM	1.0pts
Total Core Operations adjusted for profit sharing of joint ventures(3)	9.9%	10.7%	NM	(0.8pts )	10.3%	10.1%	NM	0.2pts
Pre-tax income from core operations before depreciation and amortization	$102.3	$100.3	$2.0	2.0%	$311.2	$275.3	$35.9	13.0%
As a percentage of sales	13.1%	13.5%	NM	(0.4pts )	13.5%	12.9%	NM	0.6pts
Depreciation and amortization	$28.3	$29.2	$0.9	3.1%	$83.5	$85.7	$2.2	2.6%
Gross profit percentage (sales less cost of goods sold as a percent of sales)(4):
Grace Davison	28.6%	30.0%	NM	(1.4pts )	28.7%	29.6%	NM	(0.9pts )
Grace Performance Chemicals	34.9%	34.9%	NM	pts	34.6%	34.7%	NM	(0.1pts )
Total Grace	31.4%	32.1%	NM	(0.7pts )	31.3%	31.9%	NM	(0.6pts )

Net Consolidated Sales by Region:
North America	$283.5	$307.7	$(24.2)	(7.9)%	$827.1	$880.6	$(53.5)	(6.1)%
Europe	324.0	281.2	42.8	15.2%	953.4	797.2	156.2	19.6%
Asia Pacific	123.3	113.7	9.6	8.4%	382.4	340.4	42.0	12.3%
Latin America	52.3	38.8	13.5	34.8%	148.6	110.9	37.7	34.0%
Total	$783.1	$741.4	$41.7	5.6%	$2,311.5	$2,129.1	$182.4	8.6%

NM	= Not meaningful
(1)	Grace Davison pre-tax operating income includes minority interest related to the Advanced Refining Technologies joint venture.
(2)	Grace Performance Chemicals pre-tax operating income includes minority interests related to consolidated joint ventures.
(3)	Reflects the add-back of minority interests in consolidated entities.
(4)	Includes depreciation and amortization related to manufacturing of products.

Grace Overview

The following is an overview of our financial performance for the three months and nine months ended September 30, 2007 compared with the prior year periods.

Net Sales — The following tables identify the period-over-period increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation.

	Three Months Ended September 30, 2007 as a Percentage Increase (Decrease) from Three Months Ended September 30, 2006
Net Sales Variance Analysis	Volume	Price/Mix	Currency Translation	Total
Grace Davison	(0.7)%	(0.2)%	2.6%	1.7%
Grace Performance Chemicals	3.4%	2.8%	3.9%	10.1%
Net sales	1.2%	1.2%	3.2%	5.6%

By Region:
North America	(8.4)%	0.3%	0.2%	(7.9)%
Europe	5.2%	4.5%	5.5%	15.2%
Asia Pacific	2.8%	0.4%	5.2%	8.4%
Latin America	36.1%	(5.7)%	4.4%	34.8%

Sales for the three months ended September 30, 2007 were favorably impacted by foreign currency translation, higher volume (including acquisitions), and selling price increases that partially offset cost inflation. Acquisitions contributed $2.8 million or 0.4 percentage points of the sales volume growth.

	Nine Months Ended September 30, 2007 as a Percentage Increase (Decrease) from Nine Months Ended September 30, 2006
Net Sales Variance Analysis	Volume	Price/Mix	Currency Translation	Total
Grace Davison	3.0%	2.5%	3.0%	8.5%
Grace Performance Chemicals	2.1%	3.0%	3.5%	8.6%
Net sales	2.6%	2.7%	3.3%	8.6%

By Region:
North America	(6.1)%	(0.1)%	0.1%	(6.1)%
Europe	8.5%	4.2%	6.9%	19.6%
Asia Pacific	(0.3)%	9.5%	3.1%	12.3%
Latin America	28.1%	3.4%	2.5%	34.0%

Sales for the nine months ended September 30, 2007 were favorably impacted by foreign currency translation, higher volume (including acquisitions), and selling price increases that partially offset cost inflation. Acquisitions contributed $10.0 million or 0.5 percentage points of the sales volume growth.

Pre-tax Income from Core Operations — Operating profit for the three months and nine months ended September 30, 2007 improved due to sales volume growth and selling price increases, partially offset by raw material cost inflation.

Corporate costs include corporate functional costs (such as financial and legal services, human resources, communications and information technology), the cost of corporate governance (including directors and officers liability insurance) and pension costs related to both corporate employees and to the effects of changes in assets and liabilities for all of our pension plans. Corporate costs for the three months ended September 30, 2007 increased compared with the prior year due primarily to higher long-term incentive plan expense. Corporate costs for the nine months ended September 30, 2007 decreased compared with the prior year primarily due to lower pension costs from the effect of contributions made to defined benefit pension plans in recent years and higher investment returns.

We value our U.S. inventories under the last-in/first- out method, or LIFO, and our non-U.S. inventories under the first-in/first-out, or FIFO, method. LIFO was selected in 1974 for U.S. financial reporting and tax purposes because it generally results in a better matching of current revenue with current costs during periods of inflation. We have not elected LIFO for our non-U.S. inventories due to statutory restrictions. However, if we valued our U.S. inventories using the FIFO method, consistent with our non-U.S. subsidiaries, our pre-tax income from core operations would have been approximately 6.4% higher and 8.6% lower for the nine months ended September 30, 2007 and 2006, respectively. The significant change in inventory valuations between FIFO and LIFO relates primarily to the price volatility, over the past several quarters, of commodity metals and natural gas used in Grace Davison products and production processes. We attempt to mitigate price volatility through hedging techniques such as layering our required supply under fixed delivery contracts, entering into commodity option and swap contracts with suppliers and financial institutions, and by negotiating sales contracts that permit the partial pass-through of market price increases for these volatile commodity items.

We normally attempt to lock in raw material costs through long-term supply contracts and targeted hedging programs. Arrangements and programs can span a few months to several years. Major raw materials include natural gas, certain metals, petroleum-based materials and certain industrial chemicals. The actual cost of these raw materials can differ significantly from spot prices at any point in time. Our reported gross profit for the periods presented has been favorably impacted by certain raw material supply arrangements and unfavorably affected by others, relative to the then-current market price. We expect that new supply agreements and hedging arrangements will result in raw material costs that can be significantly favorable or unfavorable compared with prior periods. We attempt to mitigate period-over-period commodity-driven cost changes through utilization and customer pricing strategies; however, gross profit margins are still likely to be affected when compared over time.

Within both Grace Davison and Grace Performance Chemicals, we conduct certain business activities in various countries through joint ventures with unaffiliated third parties. Minority interest in consolidated entities decreased due to lower earnings of our joint ventures, particularly ART, our largest joint venture. ART’s period-over-period net income was adversely affected by lower sales volume and higher raw material costs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(In millions)
Provision for environmental remediation — vermiculite	$—	$—	$(9.4)	$(29.4)
Provision for environmental remediation — other sites	—	—	(2.6)	(0.6)
Total provision for environmental remediation	$—	$—	$(12.0)	$(30.0)

Insurance settlements — environmental and asbestos-related	$0.1	$0.9	$0.1	$7.8
COLI income, net	0.5	0.5	3.0	2.2
Translation effects — intercompany loan	6.8	2.4	10.6	16.1
Value of currency contracts	(6.0)	(1.6)	(8.4)	(15.1)
Gain on sale of real estate	—	—	1.1	5.0
Other	(0.8)	(0.3)	(2.6)	(3.2)
Total other income (expense), net	$0.6	$1.9	$3.8	$12.8

D&O insurance cost — portion related to Chapter 11	$(1.5)	$(1.5)	$(4.5)	$(4.5)
Asbestos administration	(2.1)	(2.7)	(6.2)	(8.1)
Postretirement benefit costs — divested businesses	(1.9)	(2.8)	(5.7)	(8.6)
Equity-indexed compensation	(2.1)	(0.4)	(2.1)	(2.4)
Legal defense costs	(5.0)	(21.0)	(11.4)	(48.9)
Other	(1.3)	(0.4)	(3.0)	(1.9)
Total selling, general and administrative expenses	$(13.9)	$(28.8)	$(32.9)	$(74.4)

Net pension costs — divested businesses	0.5	0.9	1.5	2.7
Total net pension expense	$0.5	$0.9	$1.5	$2.7
Total pre-tax income (loss) from noncore activities	$(12.8)	$(26.0)	$(39.6)	$(88.9)

Pre-tax income (loss) from noncore activities in the nine months ended September 30, 2007 was attributable primarily to: (1) a charge of $12.0 million in the second quarter to adjust Grace’s estimate of costs to resolve environmental remediation claims based on recent information exchanged with the U.S. Government; and (2) legal defense costs of $11.4 million related to the Montana and New Jersey legal proceedings (see Note 12 to the Consolidated Financial Statements for more information). Pre-tax income (loss) from noncore activities in the nine months ended September 30, 2006 was attributable primarily to: (1) a charge of $30.0 million in estimated costs for environmental remediation, primarily in Montana; and (2) legal defense costs of $48.9 million related to the Montana and New Jersey legal proceedings.

In March 2004, we began accounting for currency fluctuations on a € 293 million intercompany loan between our subsidiaries in the United States and Germany as a component of operating results instead of as a component of other comprehensive income. This change was prompted by an analysis of new tax laws in Germany and our cash flow planning in connection with our Chapter 11 reorganization, which together indicated that we should no longer consider this loan as part of our permanent capital structure in Germany. In May 2004, we entered into a series of foreign currency forward contracts with a U.S. bank to mitigate future currency fluctuations on the remaining loan balance. Contract amounts of €200.7 million were extended in June 2005 at varying rates and have terms that coincide with loan repayments due periodically through December 2008. As part of the contract extension, we were required to pay a settlement premium of $9.3 million to the bank. We expect to recover this settlement premium over time as the contracts are settled at rates greater than the initial rates in the May 2004 foreign currency forward contracts. For the nine months ended September 30, 2007 and 2006, respectively, €54.9 million and € 47.6 million of loan principal was repaid. For the nine months ended September 30, 2007 and 2006, we recognized contract losses of $8.4 million and $15.1 million, respectively, offset by foreign currency gains of $10.6 million and $16.1 million, respectively.

Chapter 11 Expenses — Although we are unable to precisely measure the impact of the Chapter 11 proceedings on our overall financial performance, we incur significant added costs that are directly attributable to operating in Chapter 11. Net Chapter 11 expenses consist primarily of legal, financial and consulting fees that we, the three creditors’ committees, the equity committee and the legal representative of future asbestos claimants, incur, reduced by interest income earned on cash and cash equivalents held by our entities subject to Chapter 11. We pay for the costs of all committees, and the committees’ advisors. These costs fluctuate with the activity in our Chapter 11 proceedings.

Chapter 11 expenses increased due to a higher level of activity in our bankruptcy proceeding related to claims adjudication and estimation. We expect that we will experience continued high levels of Chapter 11 expenses in the fourth quarter of 2007 in preparation for the trial to estimate the value of our asbestos personal injury claims, which is scheduled to begin in January 2008.

We incur numerous other indirect costs to manage the Chapter 11 proceedings such as: management time devoted to Chapter 11 matters; added cost of debt capital; added costs of general business insurance, including D&O liability insurance premiums; and lost business and acquisition opportunities due to the complexities and restrictions of operating under Chapter 11.

Interest Expense — Net interest expense is lower for the three months ended September 30, 2007 compared with the prior year period due to reduced interest accruals in the third quarter of 2007 for certain pre-petition obligations. Net interest expense is higher for the nine months ended September 30, 2007 compared with the prior year period. The year-to-date increase is attributable to the effects of compounding interest on certain liabilities subject to compromise over the course of the Chapter 11 proceeding. The plan of reorganization states that each holder of an allowed general unsecured claim shall be paid in full, plus post-petition interest. Post-petition interest shall accrue through the date of payment as follows:

•      For the holders of pre-petition bank credit facilities, beginning January 1, 2006, we agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rates on pre-petition bank debt for the nine months ended September 30, 2007 and 2006 were 8.23% and 7.86%, respectively.

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

•      For all other holders of allowed general unsecured claims, at a rate of 4.19% per annum, compounded annually, unless otherwise negotiated during the claim settlement process.

The effective interest rates for the nine months ended September 30, 2007 and 2006 were 6.70% and 6.61%, respectively. Such interest, which under the plan of reorganization is payable 85% in cash and 15% in Grace common stock, will not be paid until the plan of reorganization is confirmed and funded.

Income Taxes — Income tax provision at the federal corporate rate of 35% for the nine months ended September 30, 2007 and 2006 was $25.8 million and $6.5 million, respectively. The increase in our income tax provision is primarily driven by our increased pre-tax income from core operations. In the second quarter of 2007, we recorded a net reduction of $10.7 million in tax expense primarily because we are entitled to receive interest on tax refunds resulting from the carry-back of tax losses to prior years. In the third quarter of 2007, we recorded a net reduction in tax expense of $3.4 million related to the effect on deferred tax balances of tax rate reductions in Germany and the United Kingdom. Excluding these discrete items, the difference between the income tax provision at the federal corporate rate and the overall provision for income taxes is due primarily to interest on tax contingencies and the non-deductibility of certain Chapter 11 expenses.

Operating Segment Overview

The following is an overview of financial measures of the performance of our operating segments for the three months and nine months ended September 30, 2007, as compared with the prior year periods.

Grace Davison

Three Months Ended September 30, 2007

	Three Months Ended September 30,
Net Sales by Region	2007	2006	$ Change Fav (Unfav)	% Change Fav (Unfav)
(In millions)
North America	$125.0	$147.0	$(22.0)	(15.0)%
Europe	188.2	168.9	19.3	11.4%
Asia Pacific	68.9	65.9	3.0	4.6%
Latin America	21.3	14.7	6.6	44.9%
Total Grace Davison	$403.4	$396.5	$6.9	1.7%

Sales

The key factors contributing to the Grace Davison sales increase were:

•      Selling price increases that offset higher raw material costs;

•      Higher volume of FCC and specialty catalysts from the success of our strategic growth initiatives; and

•      Favorable translation effects from sales denominated in foreign currencies.

European sales increased from the prior year period due to growth in volume and higher selling prices. North American sales were negatively impacted by re-order patterns for certain hydroprocessing units and the loss of one customer in Canada. Asia Pacific and Latin America sales increased with strong volume growth from new business.

Operating Income and Margin

Grace Davison operating income increased compared with 2006 primarily due to the success of productivity programs and higher selling prices implemented to offset raw material cost increases.

We report 100% of sales for the Advanced Refining Technologies LLC joint venture, but only account for 55% of the income in our measure of operating performance. Income of this joint venture decreased from the prior year due to order patterns in the U.S., lower sales in Canada and higher raw material costs.

Nine Months Ended September 30, 2007

	Nine Months Ended September 30,
Net Sales by Region	2007	2006	$ Change Fav (Unfav)	% Change Fav (Unfav)
(In millions)
North America	$371.5	$409.5	$(38.0)	(9.3)%
Europe	567.0	476.7	90.3	18.9%
Asia Pacific	227.7	205.8	21.9	10.6%
Latin America	63.6	41.2	22.4	54.4%
Total Grace Davison	$1,229.8	$1,133.2	$96.6	8.5%

Sales

Sales increases for the nine months ended September 30, 2007 reflect similar factors as those experienced in the three months ended September 30, 2007. Favorable currency translation increased sales by 3.0 percentage points.

Operating Income and Margin

The increase in operating income for the nine months ended September 30, 2007 was a result of higher sales to both refining and industrial end markets, and in regions other than North America; partially offset by higher raw material costs, which have increased approximately 11% year-to-date.

Grace Performance Chemicals

Three Months Ended September 30, 2007

	Three Months Ended September 30,
Net Sales by Region	2007	2006	$ Change Fav (Unfav)	% Change Fav (Unfav)
(In millions)
North America	$158.5	$160.7	$(2.2)	(1.4)%
Europe	135.8	112.3	23.5	20.9%
Asia Pacific	54.4	47.8	6.6	13.8%
Latin America	31.0	24.1	6.9	28.6%
Total Grace Performance Chemicals	$379.7	$344.9	$34.8	10.1%

Sales

The key factors contributing to the Grace Performance Chemicals sales increase were:

•      Higher volume of construction products in Europe, Asia Pacific and Latin America, where economic activity was favorable and commercial initiatives were successful;

•      Higher volume and selling prices (to offset raw material cost increases) for Darex packaging technologies worldwide, especially in Latin America and Europe; and

•      Favorable translation effects from sales denominated in foreign currencies.

Sales of construction products in North America were lower in the third quarter of 2007 compared with 2006 primarily due to a nearly 22% decline in housing starts in the United States.

Operating Income and Margin

Grace Performance Chemicals operating income increased primarily due to sales volume growth in geographic regions other than North America, selling price increases that partially offset raw material cost inflation, and productivity gains.

Nine Months Ended September 30, 2007

	Nine Months Ended September 30,
Net Sales by Region	2007	2006	$ Change Fav (Unfav)	% Change Fav (Unfav)
(In millions)
North America	$455.6	$471.1	$(15.5)	(3.3)%
Europe	386.4	320.5	65.9	20.6%
Asia Pacific	154.7	134.6	20.1	14.9%
Latin America	85.0	69.7	15.3	22.0%
Total Grace Performance Chemicals	$1,081.7	$995.9	$85.8	8.6%

Sales

Sales increases for the nine months ended September 30, 2007 reflected similar factors as those experienced in the three months ended September 30, 2007. Favorable currency translation increased sales by 3.5 percentage points.

Operating Income and Margin

The increase in operating income for the nine months ended September 30, 2007 was a result of higher sales volume globally, selling price increases, and positive results from productivity and cost containment initiatives, which more than offset an approximate 6% increase in raw material costs.

Operating Returns on Assets Employed — The following tables set forth the Grace Davison and Grace Performance Chemicals total asset position and pre-tax return on average total assets as of September 30, 2007 and December 31, 2006. We use the measure pre-tax return on average total assets as an indicator of our efficiency in using our assets and allocating our resources to generate earnings. We devote significantly higher capital to the manufacture of Grace Davison products than to the manufacture of Grace Performance Chemicals products. Conversely, non-manufacturing costs, particularly selling expenses, are significantly higher for Grace Performance Chemicals than for Grace Davison.

Grace Davison	September 30, 2007	December 31, 2006
(In millions)
Trade receivables	$203.1	$180.4
Inventory	186.3	192.3
Other current assets	18.5	15.8
Total current assets	407.9	388.5
Properties and equipment, net	402.7	402.3
Goodwill and other intangible assets	107.7	108.4
Other assets	15.2	—
Total assets	$933.5	$899.2
Pre-tax return on average total assets (trailing 12 months)	21.3%	18.7%

Grace Davison’s total assets increased by $34.3 million primarily due to higher trade receivables, partially offset by a decrease in inventory levels, both caused by increased sales.

Grace Performance Chemicals	September 30, 2007	December 31, 2006
(In millions)
Trade receivables	$291.4	$245.1
Inventory	112.4	92.2
Other current assets	21.2	16.9
Total current assets	425.0	354.2
Properties and equipment, net	254.9	242.0
Goodwill and other intangible assets	96.5	92.6
Other assets	4.9	6.0
Total assets	$781.3	$694.8
Pre-tax return on average total assets (trailing 12 months)	25.2%	25.2%

Grace Performance Chemicals’ total assets increased by $86.5 million, mainly due to higher trade receivables as a result of increased sales, higher inventory, and fixed capital to support sales growth.

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

The following table summarizes our net noncore liabilities at September 30, 2007 and December 31, 2006:

Net Noncore Liabilities	September 30, 2007	December 31, 2006
(In millions)
Asbestos-related contingencies	$(1,700.0)	$(1,700.0)
Asbestos-related insurance receivable	500.0	500.0
Asbestos-related contingencies, net	(1,200.0)	(1,200.0)
Environmental contingencies	(366.0)	(361.1)
Postretirement benefits	(78.2)	(72.7)
Income taxes	(99.1)	(141.2)
Retained obligations and other	(36.7)	(23.3)
Net noncore liability	$(1,780.0)	$(1,798.3)

The resolution of most of these noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. We cannot predict with any certainty how, and for what amounts, any of these contingencies will be resolved. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at September 30, 2007.

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

On January 13, 2005, we filed a plan of reorganization and related documents that amended our original plan of reorganization and disclosure statement filed on November 13, 2004 to address certain objections of creditors and other interested parties. The plan of reorganization is supported by committees representing general unsecured creditors and shareholders, but is not supported by committees representing asbestos personal injury claimants and asbestos property damage claimants or the legal representative of future asbestos claimants.

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

On July 26, 2007, the Bankruptcy Court terminated our exclusive rights to propose a plan of reorganization and solicit votes thereon. The termination of such rights will permit any party-in-interest to propose a competing plan of reorganization.

Proforma Financial Information — The unaudited proforma financial information presented below reflects the accounting effects of our proposed plan of reorganization (1) as if it were put in effect on the date of our most recent consolidated balance sheet — September 30, 2007, and (2) as if it were in effect for (a) the full year ended December 31, 2006, and (b) the nine months ended September 30, 2007. Proforma adjustments for tax effects have been applied at a 35% tax rate. The proforma financial information included herein, may not be consistent with the plan of reorganization documents filed on January 13, 2005 due to subsequent changes in operations and accounting estimates. Such proforma financial statements reflect how our assets, liabilities, equity and income would be affected by the plan of reorganization as follows:

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

B.    Fresenius and Sealed Air Settlements

The plan of reorganization reflects the value, in the form of cash and securities, expected to be realized under litigation settlement agreements as follows: $115.0 million of cash from Fresenius; and, $1,122.0 million of estimated value from Cryovac, Inc., a subsidiary of Sealed Air (calculated as of September 30, 2007) in the form of $512.5 million of cash plus accrued interest at 5.5% from December 21, 2002 compounded annually (approximately $149.4 million), and 18 million shares of Sealed Air common stock valued at $25.56 per share (approximately $460.1 million). Tax accounts have been adjusted to reflect the satisfaction of our recorded liabilities by way of these third-party agreements. The Fresenius settlement amount will be payable directly to Grace and will be accounted for as income; however, we have presented the amount of the settlement as a proforma balance sheet adjustment only in order to avoid distorting the predictive value of the proforma statement of operations with this one-time gain. Payments under the Sealed Air settlement will be paid directly to the asbestos trust by Cryovac and will be accounted for as satisfaction of a portion of our recorded asbestos-related liability and a credit to shareholders’ equity. Both the Sealed Air and Fresenius settlements are subject to the fulfillment of specified conditions. The $(40.3) million adjustment to deferred income taxes in the proforma balance sheet below represents the tax impact of the $115.0 million Fresenius settlement. The $(392.7) million adjustment to deferred income taxes represents the tax impact of the $1,122.0 million Sealed Air settlement. Proforma adjustments related to the Fresenius and Sealed Air settlements have been denoted by the capital letter “B” in the proforma balance sheet presented below.

C.    Payment of Pre-Petition Liabilities

The plan of reorganization reflects the transfer of funds and securities to settle estimated obligations payable under the plan of reorganization at the effective date. We would be required to issue approximately 20.3 million shares of Grace common stock, based on the closing price per share of $26.86 on September 30, 2007, for total proceeds of $546.1 million, and utilize cash of $1,126.8 million to settle these estimated obligations (see the adjustments denoted by the capital letter “C” in the proforma balance sheet below). The following table provides a calculation of the proforma share issuance:

Proforma Issuance of Shares	September 30, 2007
($ and shares in millions)
Payment of asbestos claims	$448.0
Less: portion related to general unsecured claims	(87.0)
$361.0
Value of unsecured claims paid with equity (15%)	185.1
Equity value distributable at emergence (20.3 million shares)	$546.1
Equity value distributable post-emergence for PI-AO claims (4.8 million shares)	130.0
Total value of equity to satisfy claims	$676.1
Closing price of shares at 9/30/07	$26.86
Proforma shares to satisfy asbestos and general unsecured claims and post-emergence PI-AO claims	25.1
Add: Shares issuable upon exercise of in-the-money stock options	3.3
Proforma issuance of shares	28.4

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

Summary of Change in Deferred Tax Asset Balances	Tax Effects of Net Operating Loss Carry- Forwards	Temporary Differences, Net of Valuation Allowance
(In millions)
September 30, 2007 Balance As Reported	$94.2	$622.2

Proforma Adjustments:
Contingent liabilities	—	26.3
Fresenius payment	(40.3)	—
Sealed Air payment	—	(392.7)
Emergence Payments & Other:
Accrued interest	68.2	(68.2)
Asbestos claims	156.8	(156.8)
Environmental claims	90.0	(90.0)
Special pensions	5.3	(5.3)
Insurance recovery	(175.0)	175.0
Repatriation of foreign earnings	(109.0)	109.0
Other	13.0	(13.0)
Subtotal	49.3	(49.3)
September 30, 2007 Proforma Balance	$103.2	$206.5

D.            Proforma Consolidated Statement of Operations and Capital Structure

The proforma income adjustments to our September 30, 2007 and December 31, 2006 Consolidated Statements of Operations consist of:

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

•                  The elimination of interest expense associated with pre-petition bank debt, and the addition of interest expense associated with the new $1,000.0 million in financing as discussed above, which results in the net decrease in interest expense denoted by the adjustments marked by the letter “G” in the proforma statements of operations below;

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

Proforma expenses for both periods presented reflect an assumed 7.4% average interest rate on outstanding borrowings, based on market conditions as of September 30, 2007 and December 31, 2006.

A hypothetical  1/8  percent variance in interest rates would increase or decrease our proforma net income (loss) by approximately $0.5 million for the nine months ended September 30, 2007 and by approximately $0.7 million for the year ended December 31, 2006.

For purposes of proforma earnings per share and proforma share capital, we used the trading price of $26.86 per share as of September 30, 2007 and $19.80 per share as of December 31, 2006 for calculating issued and outstanding shares. At the per share valuation of $26.86 as of September 30, 2007, we assume that 20.3 million shares will be issued at the effective date of the plan of reorganization to fund asbestos and general unsecured claims, 4.8 million shares would be issuable upon exercise of warrants to satisfy our estimate of PI-AO claims, and 3.3 million shares would be issued upon exercise of in-the-money stock options. We present the trading value solely to show proforma Consolidated Statements of Operations. This trading value may not be indicative of the actual trading value of Grace common stock following the effective date of the plan of reorganization. If our distributable value per share at the effective date of the plan of reorganization is below approximately $7.40 per share, we would be required to revalue our balance sheet for a change in control. (The trading value of Grace common stock over the twelve-month period ended September 30, 2007 was between $12.19 and $29.92 per share.) These proforma financial statements reflect no change in assets or income related to this potential accounting outcome.

E.              Non-asbestos Contingencies

The accompanying proforma financial information assumes all non-asbestos related contingencies (including environmental, tax and civil and criminal litigation) are settled for recorded amounts as of September 30, 2007. Certain liabilities are assumed to be paid at the effective date of the plan of reorganization based on our estimate of amounts that will be determinable and payable. The remainder, which would also be subject to the plan of reorganization, if approved, is assumed to be paid subsequent to the effective date of the plan of reorganization as amounts are either not due until a later date or will be determined through post-effective-date litigation. The ultimate value of such claims may change materially as Chapter 11 and other legal proceedings further define our non-asbestos related obligations.

W. R. Grace & Co and Subsidiaries

Proforma Condensed Consolidated Balance Sheet

(In millions)

		Proforma Adjustments
	September 30, 2007 As Reported	Borrowings Under New Debt Agreements and Contingencies		Sealed Air/Fresenius Settlements		Payment of Pre-Petition Liabilities		September 30, 2007 Proforma
ASSETS
Current Assets
Cash and cash equivalents	$535.0	$800.0	A	$115.0	B	$(1,126.8	)C	$323.2
Other current assets	936.0	—		—		—		936.0
Total Current Assets	1,471.0	800.0		115.0		(1,126.8)		1,259.2
Non-current operating assets	1,013.5	—		—		—		1,013.5
Cash value of life insurance	93.5	—		—		—		93.5
Deferred income taxes:
Net operating loss carryforwards	94.2	—		(40.3	)B	49.3	D	103.2
Temporary differences, net of valuation allowance	622.2	26.3	A	(392.7	)B	(49.3	)D	206.5
Asbestos-related insurance	500.0	—		—		—		500.0
Total Assets	$3,794.4	$826.3		$(318.0)		$(1,126.8)		$3,175.9
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Total current liabilities	$520.3	$—		$—		$(1.0	)C	$519.3
Long-term debt	0.3	800.0	A	—		—		800.3
Other noncurrent liabilities	415.8	—		—		—		415.8
Total Liabilities Not Subject to Compromise	936.4	800.0		—		(1.0	)C	1,735.4
Bank debt/letters of credit/capital leases	787.2	—		—		(787.2	)C	—
Liability for asbestos-related litigation and claims	1,700.0	—		(1,122.0	)B	(448.0 C	)	130.0
Liability for environmental remediation	366.0	—		—		(257.2 C	)	108.8
Liability for postretirement health and special pensions	166.4	—		—		(14.2	)C	152.2
Liability for accounts payable and litigation	145.1	—		—		(108.4	)C	36.7
Liability for tax claims and contingencies	99.1	—		—		(6.9	)C	92.2
Other nonoperating liabilities, including plan of reorganization contingencies	—	150.0	A	—		(50.0	)C	100.0
Total Liabilities Subject to Compromise	3,263.8	150.0		(1,122.0)		(1,671.9)		619.9
Total Liabilities	4,200.2	950.0		(1,122.0)		(1,672.9)		2,355.3
Shareholders’ Equity (Deficit)
Share capital	429.2	—		—		546.1	C	975.3
Retained earnings and other equity items	(835.0)	(123.7	)A	804.0	B	—		(154.7)
Total Shareholders’ Equity (Deficit)	(405.8)	(123.7)		804.0		546.1		820.6
Total Liabilities and Shareholders’ Equity (Deficit)	$3,794.4	$826.3		$(318.0)		$(1,126.8)		$3,175.9

Note:  Proforma amounts in liabilities subject to compromise will be reclassed to liabilities not subject to compromise after the proposed plan is in effect.

W. R. Grace & Co. and Subsidiaries

Proforma Consolidated Statements of Operations

(In millions, except per share amounts)

	Year Ended December 31, 2006				Nine Months Ended September 30, 2007
	As Reported	Proforma Adjustments		Proforma	As Reported	Proforma Adjustments		Proforma
Net Sales	$2,826.5	$—		$2,826.5	$2,311.5	$—		$2,311.5
Cost of goods sold, exclusive of depreciation and amortization shown separately below	1,845.0	—		1,845.0	1,531.0	—		1,531.0
Selling, general and administrative expenses, exclusive of net pension expense shown separately below	560.9	(74.4	)F	486.5	408.5	(22.0	)F	386.5
Depreciation and amortization	113.5	—		113.5	83.5	—		83.5
Research and development expenses	63.8	—		63.8	55.0	—		55.0
Net pension expense	63.7	—		63.7	38.9	—		38.9
Interest expense and related financing costs	73.2	(12.9	)G	60.3	57.1	(11.6	)G	45.5
Provision for environmental remediation	30.0	(30.0	)E	—	12.0	(12.0	)E	—
Chapter 11 expenses, net of interest income	49.9	(49.9	)E	—	62.7	(62.7	)E	—
Other (income) expense, net	(34.3)	12.5	F	(21.8)	(20.6)	—	F	(20.6)
Total costs and expenses	2,765.7	(154.7)		2,611.0	2,228.1	(108.3)		2,119.8
Income (loss) before income taxes and minority interest	60.8	154.7		215.5	83.4	108.3		191.7
Benefit from (provision for) income taxes	(8.1)	(37.3	)H	(45.4)	(31.6)	(23.2	)H	(54.8)
Minority interest in consolidated entities	(34.4)	—		(34.4)	(9.8)	—		(9.8)
Net income (loss)	$18.3	$117.4		$135.7	$42.0	$85.1		$127.1
Basic earnings (loss) per common share	$0.27	$—		$1.37	$0.60	$—		$1.36
Weighted average number of basic shares	67.9	31.4	I	99.3	69.9	23.6	I	93.5
Diluted earnings (loss) per common share	$0.27	$—		1.30	$0.59	$—		$1.27
Weighted average number of diluted shares	68.3	36.3	I	104.6	71.5	28.4	I	99.9

Financial Condition, Liquidity and Capital Resources

Chapter 11-Related Information — See Note 2 to the Consolidated Financial Statements.

Asbestos Related Litigation — See Note 3 to the Consolidated Financial Statements.

Environmental Matters — See Note 12 to the Consolidated Financial Statements.

Defined Contribution Retirement Plans — We sponsor a defined contribution retirement plan for our employees in the United States. This plan qualifies under section 401(k) of the U.S. tax code. At the present time, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Our costs related to this benefit plan were $3.2 million and $3.0 million for the three months ended September 30, 2007 and 2006, respectively, and $9.5 million and $10.9 million for the nine months ended September 30, 2007 and 2006, respectively.

Defined Benefit Pension Plans — We sponsor defined benefit pension plans for our employees in the United States, Canada, the United Kingdom, Australia, Germany, Italy, France, Spain, Netherlands, Japan, Philippines, South Korea, Taiwan, South Africa, Brazil and Mexico and fund government sponsored programs in other countries where we operate. Certain of our sponsored plans are advance funded and others are pay-as-you-go. The advance funded plans are administered by trustees who direct the management of plan assets and arrange to have obligations paid when due out of a trust. The most significant advance funded plans cover our salaried employees in the U.S. and U.K. and employees covered by collective bargaining agreements at certain of our U.S. facilities.

The following tables present the components of net pension expense and cash contributions for the advance funded and pay-as-you-go plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Net Pension Expense	2007	2006	2007	2006
(In millions)
Annual pension benefits earned	$6.0	$6.2	$17.7	$18.4
Interest on opening liability — advance-funded plans	16.9	16.3	49.9	48.6
Expected return on funded assets	(20.1)	(17.8)	(59.8)	(53.1)
Net financing cost (benefit) of advance-funded plans	(3.2)	(1.5)	(9.9)	(4.5)
Interest on opening liability — pay-as-you-go plans	2.9	2.8	9.0	8.1
Net pension financing cost (benefit)	(0.3)	1.3	(0.9)	3.6
Amortization of:
Plan changes related to prior service	0.9	0.9	2.4	2.4
Accumulated differences between actual and assumed performance(1)	6.6	7.5	19.7	23.1
Net pension catch-up expense	7.4	8.4	22.1	25.5
Total Net Pension Expense	$13.1	$15.9	$38.9	$47.5

(1)             Primarily related to return on assets, termination and mortality.

	Three Months Ended September 30,		Nine Months Ended September 30,
Cash Contributions to Defined Benefit Pension Plans	2007	2006	2007	2006
(In millions)
U.S. advance-funded plans	$24.3	$65.1	$61.2	$95.3
U.S. pay-as-you-go plans	1.3	1.3	3.8	3.9
Foreign advance-funded plans	1.3	2.2	15.8	6.4
Foreign pay-as-you-go plans	1.6	1.3	4.7	3.9
Total Cash Contributions	$28.5	$69.9	$85.5	$109.5

The following table presents the funded status of fully-funded, underfunded and unfunded pension plans as determined under U.S. generally accepted accounting principles:

	Fully-Funded(1) Pension Plans		Underfunded(1) Pension Plans		Unfunded(2) Pension Plans
Funded Status of Pension Plans(3)	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
(In millions)
Projected benefit obligation	$236.6	$243.8	$922.5	$961.4	$239.3	$227.8
Fair value of plan assets	307.9	282.2	797.6	738.5	—	—
Funded status (PBO basis)	$71.3	$38.4	$(124.9)	$(222.9)	$(239.3)	$(227.8)

(1)     Plans intended to be advance-funded.

(2)     Plans intended to be pay-as-you-go.

(3)     For ERISA purposes, funded status is calculated on a different basis than under U.S. generally accepted accounting principles.

Fully-funded plans include several defined benefit pension plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO. This group of plans was overfunded by $71.3 million as of September 30, 2007, and the overfunded status is reflected as “overfunded defined benefit pension plans” in the Consolidated Balance Sheet. Underfunded plans include a group of defined benefit pension plans that are underfunded on a PBO basis by a total of $124.9 million as of September 30, 2007. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $239.3 million at September 30, 2007 is unfunded. The combined balance of the underfunded and unfunded plans was $364.2 million as of September 30, 2007 and is presented as a liability on the Consolidated Balance Sheet as follows — $12.0 million in “other current liabilities,” $258.3 million in “underfunded and unfunded defined benefit pension plans” and $93.9 million in “liabilities subject to compromise.”

Beginning in 2007, on a quarterly basis, we analyze pension assets and pension liabilities along with the resulting funded status and update our estimate of these measures. Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes.

The assumed discount rate for pension plans reflects the market rates for high quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 5.75% as of December 31, 2006 and 6.25% as of June 30 and September 30, 2007 was selected in consultation with our independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. Based on review of an updated yield curve analysis as of September 30, 2007, we did not change the assumed discount rate of 6.25% for the U.S. qualified pension plans. In addition, we evaluated the current discount rates for the United Kingdom pension plan and German pension plans, which combined represented approximately 87% of the benefit obligation of the non-U.S. pension plans as of December 31, 2006. Based on review of the yield curve analyses for these plans as of September 30, 2007, we increased the discount rate for the United Kingdom by 25 basis points from 5.75% at June 30, 2007 to 6.00% at September 30, 2007. No change was made to the discount rate for Germany as compared to June 30, 2007 (remained at 5.25%). For the three months ended September 30, 2007, the aggregate adjustment to the funded status resulting from the change in discount rate for the United Kingdom pension plan was an increase to total assets of approximately $6 million. After tax effects, total assets increased by approximately $4 million and shareholders’ equity increased by approximately $4 million. For the nine months ended September 30, 2007, the aggregate adjustment to the funded status resulting from the change in discount rates was an increase to total assets of approximately $19 million, and a decrease to total liabilities of approximately $57 million. After tax effects, total assets decreased by approximately $7 million, total liabilities decreased by approximately $57 million and shareholders’ equity increased by approximately $50 million.

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

Assets available at September 30, 2007 to fund the PBO of the U.S. advance-funded defined benefit pension plans totaled approximately $796 million, up $59 million from December 31, 2006, primarily as a result of current year contributions and investment returns on pension plan assets. It is our intention to satisfy obligations under the pension plans and to comply with the requirements of the Employee Retirement Income Security Act of 1974. On June 20, 2007, we obtained bankruptcy court approval to fund minimum required payments of approximately $54 million for the period from July 2007 through January 2008. In that regard, we contributed approximately $9 million in July 2007, and approximately $15 million in each of September 2007 and October 2007 to the trusts that hold assets of the Plans. While we intend to continue to fund all minimum required payments under the Plans, there can be no assurance that the bankruptcy court will continue to approve the funding needs of the Plans. Contributions to non-U.S. plans are not subject to bankruptcy court approval and we intend to fund such plans based on applicable legal requirements, and actuarial and trustee recommendations; $20.5 million was funded during the nine months ended September 30, 2007.

We expect total pension expense for 2007 to be approximately $52 million, and benefit payments to retirees to aggregate approximately $123 million for all pension programs in 2007.

Postretirement Benefits Other Than Pensions — We provide certain health care and life insurance benefits for retired employees, a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of benefits under this program was $2.4 million and $8.2 million during the three months and nine months ended September 30, 2007, respectively, compared with $4.2 million and $10.7 million during the three months and nine months ended September 30, 2006, respectively. In addition, we received Medicare subsidy payments of $3.7 million during the nine months ended September 30, 2007. Our recorded liability for postretirement benefits is $78.2 million at September 30, 2007. Our proposed plan of reorganization provides for the continuation of these benefits.

Cash Resources and Available Credit Facilities — At September 30, 2007, we had $535.0 million in cash and cash equivalents, $28.5 million in marketable securities and $93.5 million in net cash value of life insurance. In addition, we had access to committed credit facilities in the U.S., Germany, France, Brazil, Singapore, India and China. In the U.S., under the $250.0 million DIP facility, $173.7 million was available at September 30, 2007, net of letters of credit and holdback provisions. The term of the DIP facility expires April 1, 2008. The following table summarizes our non-U.S. credit facilities as of September 30, 2007:

Non-U.S. Credit Facilities	Maximum Borrowing Amount	Amount Available	Expiration Date
(In millions)
Country
Germany	$70.6	$70.6	12/31/09
Germany	17.0	6.5	09/26/08
France	5.1	5.1	06/30/08
Brazil	1.1	1.1	12/31/07
Singapore	5.0	2.7	03/31/08
India	3.0	2.4	03/31/08
China	4.5	0.9	03/31/08
Total	$106.3	$89.3

In January 2007, our German subsidiary entered into a line of credit arrangement with a German financing company in the maximum aggregate amount of €50.0 million (equivalent to $70.6 million as of September 30, 2007) secured by the accounts receivable of the German subsidiary. The financing arrangement will terminate on December 31, 2009, and includes financing costs based on the EURIBOR rate of interest, plus a minimum annual fee. The line was secured to provide liquidity for either our plan of reorganization or to fund growth in that region.

We believe that these funds and credit facilities will be sufficient to finance our business strategy while in Chapter 11.

Debt and Other Contractual Obligations — Total debt outstanding at September 30, 2007 was $791.5 million, including $271.5 million of accrued interest on pre-petition debt. As a result of the Chapter 11 filing, we are now in default on $515.7 million of pre-petition debt, which, together with accrued interest thereon, has been included in “liabilities subject to compromise” as of September 30, 2007. The automatic stay provided under the bankruptcy code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest on such debt during the Chapter 11 proceedings unless further developments lead management to conclude that it is probable that such interest will be compromised.

See Note 12 to the Consolidated Financial Statements for a discussion of financial assurances.

Analysis of Cash Flows

Our net cash inflow from operating activities for the nine months ended September 30, 2007 was $65.8 million, compared with $49.4 million for the prior year period. We attribute the higher net cash flow in 2007 to higher pre-tax operating income partially offset by dividends to joint venture partners and cash paid to resolve certain tax contingencies. Cash used for investing activities was $100.5 million, compared with $95.0 million for the prior year period. The increased investing activities are primarily due to an investment of $25.0 million in a six-month 5.25% note offered by the Federal Home Loan

Bank, partially offset by the sale of one of our Grace Davison product lines in August, which resulted in net proceeds of $21.8 million. Net cash inflow from financing activities was $18.8 million, compared with $14.4 million for the prior year period. We attribute the increased inflow primarily to cash received from stock options exercised.

Cash Flow From Core Operations — The following table presents the components of net cash flow from core operations for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30,
Core Operations	2007	2006
(In millions)
Cash flows:
Pre-tax operating income	$227.7	$189.6
Depreciation and amortization	83.5	85.7
Pre-tax income before depreciation and amortization	311.2	275.3
Working capital and other changes	(176.1)	(102.7)
Cash flow before investing	135.1	172.6
Proceeds from sale of product line	21.8	—
Capital expenditures	(89.8)	(82.5)
Purchase of equity investment	(6.3)	—
Businesses acquired	(5.5)	(20.0)
Net cash flow from core operations	$55.3	$70.1

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

Cash Flow From Noncore Activities — The cash flow from our noncore activities can be volatile. Expenditures are generally governed by bankruptcy court rulings and receipts are generally nonrecurring. Historically, much of our noncore spending has been under Chapter 11 first-day motions that allow us to fund postretirement benefits and required environmental remediation on Grace-owned sites. Cash inflows have been from asbestos-related insurance recovery on pre-Chapter 11 liability payments, and unusual events. The following table presents the components of net cash flow from noncore activities for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30,
Noncore Activities	2007	2006
(In millions)
Cash flows:
Pre-tax income (loss) from noncore activities	$(39.6)	$(88.9)
Non-cash charges	23.7	46.2
Cash spending for:
Tax settlement	(10.3)	—
Environmental remediation	(7.1)	(8.7)
Postretirement benefits	(4.6)	(10.7)
Retained obligations and other	(0.8)	(2.7)
Net cash flow from noncore activities	$(38.7)	$(64.8)

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

Subsequent Event — PI Committee and FCR Plan of Reorganization

On November 5, 2007, the committee representing asbestos personal injury claimants and the legal representative of future asbestos claimants filed a proposed plan of reorganization with the bankruptcy court.  See Note 16 to the Consolidated Financial Statements for a description of the proposed plan. Proforma financial information is not available with respect to this plan.  A copy of the plan is available from the bankruptcy court.

Forward-Looking Statements

This document contains, and our other public communications may contain, forward-looking information, that is, information related to future, not past, events. Such information generally includes the words “believes,” “plans,” “intends,” “targets,” “will,” “expects,” “anticipates,” or similar expressions. Forward-looking information includes all statements regarding our Chapter 11 proceeding (including the proforma financial statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”); expected financial position; results of operations; cash flows; financing plans; business strategy; budgets; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Factors that could cause actual results to materially differ from those contained in the forward-looking statements include: our bankruptcy and proposed plan of reorganization, any plan of reorganization that may be proposed by another party to our bankruptcy proceeding, our legal proceedings, especially the Montana criminal proceeding and the environmental proceedings, the cost and availability of raw materials and energy, our unfunded pension obligations, risks related to foreign operations, especially, security, regulation and currency risks, costs of compliance with environmental regulation and those factors set forth in our most recent Annual Report on Form 10-K, this quarterly report on Form 10-Q and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking information to prove incorrect. Further, our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking information, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to the projections and forward-looking information contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Market Risk” heading in Item 7 of our Form 10-K for the year ended December 31, 2006 and Item 3 of our Form 10-Q for the quarter ended March 31, 2007 for disclosures required by this item.

Item 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2007, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Grace’s Chief Executive Officer and Chief Financial Officer concluded that Grace’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to Grace is made known to management, including Grace’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Grace’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, Grace’s internal control over financial reporting.

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

Our proposed plan of reorganization provides for substantial dilution of the ownership interests of holders of currently outstanding Grace common stock. An alternative plan that has been filed with the bankruptcy court provides for cancellation of these ownership interests with the result that outstanding Grace common stock would likely become worthless.

Our proposed plan of reorganization provides that the interests of current holders of Grace common stock would be subject to substantial dilution by additional Grace securities that may be issued under the plan.  The proforma financial information included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Proforma Financial Information” reflects the accounting effects of our proposed plan as if it were in effect on the dates and for the periods set forth therein.  If our plan is not confirmed or, if confirmed, if its provisions are materially different from those proposed, the proforma financial information will change.  Our plan is subject to the fulfillment of numerous conditions, including a determination by the bankruptcy court that the maximum amount that we and other parties would be required to contribute to a trust for the benefit of asbestos personal injury and property damage claimants does not exceed $1,613 million, and that assets from settlement agreements with Cryovac, Inc. and Fresenius Medical Care Holdings, Inc. would be available to fund our liabilities.

On November 5, 2007, the committee representing asbestos personal injury claimants and the legal representative of future asbestos claimants filed an alternative plan of reorganization with the bankruptcy court that provides for the cancellation of the ownership interests of holders of currently outstanding Grace common stock.  This plan is subject to the fulfillment of numerous conditions, including a determination by the bankruptcy court that the value of all pending and future asbestos-related personal injury claims is at least $4.0 billion, and assumes that assets from settlement agreements with Cryovac, Inc. and Fresenius Medical Care Holdings, Inc. would be available to fund our liabilities.  Proforma financial information is not available with respect to this plan.

Neither plan of reorganization may be ultimately approved by the bankruptcy court and other interested parties.  No party currently has exclusive rights to propose a plan of reorganization and solicit votes thereon, so any party-in-interest can propose a competing plan of reorganization at any time.  Further, the proponents of the filed plans of reorganization are free to amend their respective plans at any time.  As a result, a plan of reorganization that is materially different from the two that have been filed may ultimately be approved and, under the ultimate plan of reorganization, the interests of the holders of Grace common stock may be substantially diluted or cancelled.  As a result, the value of Grace common stock is highly speculative and any investment in Grace common stock poses a high degree of risk.

Item 6.  EXHIBITS

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

10.1	Form of 2007-2009 Long-Term Incentive Program Award

15	Accountants’ Awareness Letter

31.(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. GRACE & CO.
(Registrant)

Date: November 8, 2007	By:	/s/ A. E. FESTA
A. E. Festa
President and Chief Executive Officer

Date: November 8, 2007	By:	/s/ ROBERT M. TAROLA
Robert M. Tarola
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Form of 2007-2009 Long-Term Incentive Program Award

15	Accountants’ Awareness Letter

31.(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002