Form 10-K
period 2007-12-31
W R GRACE & CO
filed 2008-02-29
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007	Commission file number 1-13953

W. R. GRACE & CO.

Incorporated under the Laws of the State of Delaware	I.R.S. Employer Identification No. 65-0773649

7500 Grace Drive, Columbia, Maryland 21044-4098
410/531-4000
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value Preferred Stock Purchase Rights	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of W. R. Grace & Co. voting and non-voting common equity held by non-affiliates as of June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price of $24.49 as reported on the New York Stock Exchange was $1,479,598,934*

At January 31, 2008, 71,635,601 shares of W. R. Grace & Co. Common Stock, $.01 par value, were outstanding.

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

Grace®, the Grace® logo and, except as otherwise indicated, the other trademarks in this Report are trademarks or registered trademarks of W. R. Grace & Co. — Conn. or its subsidiaries in the United States and/or other countries. OCR® is a registered trademark of Chevron Intellectual Property, LLC.  As used herein, ®  indicates that a trademark is registered in the United States and/or other countries.  Unless the context otherwise indicates, in this document the terms “Grace,” “we,” “us,” “our” or “the company” mean W. R. Grace & Co. and/or its consolidated subsidiaries and affiliates.  Unless otherwise indicated, the contents of websites mentioned in this Report are not incorporated by reference or otherwise made a part of this Report.

i

PART I

Item 1.      BUSINESS

BUSINESS OVERVIEW

W. R. Grace and Co. is engaged in the production and sale of specialty chemicals and specialty materials on a global basis through its two operating segments, Grace Davison and Grace Construction Products.  We entered the specialty chemicals industry in 1954, when we acquired both the Dewey and Almy Chemical Company and the Davison Chemical Company.  During the 1980s and 1990s, we divested a substantial number of businesses that were not consistent with our business strategy. Grace is the successor to a company that originated in 1854 and originally became a public company in 1953.

Grace, along with 61 of its United States subsidiaries and affiliates, has filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and, since 2001, has been subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware.

In the fourth quarter of 2007, we realigned our reportable operating segments to reflect the transfer of our packaging technologies product line to the Grace Davison operating segment.  Our previous Grace Performance Chemicals operating segment has been renamed “Grace Construction Products” as a result of the transfer.  All segment information contained herein has been retrospectively restated to reflect this realignment.

Grace Davison markets its products to a wide range of industrial customers, including those in the energy and refining industry, consumer, industrial and packaging industries, petro-/bio- chemical industry and the pharmaceutical and life sciences industry.  Grace Davison includes the following product groups:

•                  Refining Technologies, which includes:

•                  fluid catalytic cracking, or FCC, catalysts, that help to “crack” the hydrocarbon chain in distilled crude oil to produce transportation fuels, such as gasoline and diesel fuels, and other petroleum-based products; and FCC additives used to reduce sulfur in gasoline, maximize propylene production from refinery FCC units, and reduce emissions of sulfur oxides, nitrogen oxides and carbon monoxide from refinery FCC units, and

•                  hydroprocessing catalysts, marketed through our Advanced Refining Technologies, LLC joint venture with Chevron Products Company, in which Grace holds a 55% economic interest, that are used in process reactors to upgrade heavy oils into lighter, more useful products by removing impurities such as nitrogen, sulfur and heavy metals, allowing less expensive feedstocks to be used in the petroleum refining process;

•                  Materials Technologies which includes:

•                  silica-based and silica-alumina-based engineered materials used in:

•                  industrial applications, such as rubber and tires, plastics, precision investment casting, refractory, insulating glass windows, and drying applications, fulfilling various functions such as reinforcement, high temperature binding and moisture scavenging,

•                  consumer applications, as a free-flow, carrier or processing aid in food and personal care products; as a toothpaste abrasive; and for the processing and stabilization of edible oils and beverages, and

•                  coatings and print media applications consisting of functional additives that:  provide matting effects and corrosion protection for industrial coatings; enable enhanced media and paper quality in ink jet coatings; and act as a functional filler and retention aid in paper, and

•                  sealants and coatings used in rigid food and beverage packaging, including can and closure sealants used to seal and enhance the shelf life of can and bottle contents, and coatings for cans and closures that prevent metal corrosion, protect package contents from the influence of metal and ensure proper adhesion of sealing compounds and technologies designed to reduce off-taste effects and extend the shelf-life of packaged products; and

•                  Specialty Technologies, which includes:

•                  polyolefin catalysts and catalyst supports that are essential components in the manufacture of polyethylene and polypropylene resins, and other chemical catalysts used in a variety of industrial, environmental and consumer applications, and

•                  silica-based materials and chromatography columns, instruments, consumables and accessories used in analytical chemistry applications and life sciences.

Grace Davison accounted for approximately 64% of our 2007 sales.

Grace Construction Products, or GCP, produces and sells specialty construction chemicals and materials, including:

•                  concrete admixtures and fibers used to improve the durability and working properties of concrete;

•                  additives used in cement processing to improve energy efficiency, enhance the characteristics of finished cement and improve ease of use;

•                  building materials used in commercial and residential construction and renovation to protect buildings from water, vapor and air penetration; and

•                  fireproofing materials used to protect buildings in the event of fire.

Grace Construction Products accounted for approximately 36% of our 2007 sales.

Our principal executive offices are located at 7500 Grace Drive, Columbia, Maryland 21044, telephone (410) 531-4000. As of December 31, 2007, we had approximately 6,500 full-time employees worldwide.

Our strategy is to seek increased enterprise value by profitably growing our specialty chemicals and materials businesses in the global marketplace and achieving high levels of efficiency. To achieve these objectives, we plan to:

•                  invest in research and development activities, with the goals of introducing new high-performance, technically differentiated products and services while continuing to enhance manufacturing processes and operations;

•                  expand sales and manufacturing into geographic areas with emerging market economies, including China, India, Eastern Europe, Latin America, South America, Africa and the Middle East;

•                  pursue selected acquisitions and alliances that complement our current product offerings or provide opportunities for faster penetration of desirable market or geographic segments; and

•                  continue our commitment to process and productivity improvements and cost-management, such as rigorous controls on working capital and capital spending, integration of functional support services worldwide, and programs for supply chain management, which include both procurement and materials management.

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

Grace Chapter 11 Filing

We voluntarily entered Chapter 11 to resolve comprehensively the nearly 130,000 asbestos personal injury and property damage claims against us, as well as any future demands which may be asserted. These claims and demands relate to past products and processes that involved asbestos, a mineral formerly used widely for many decades in building and other commercial products. Prior to 2000, we were able to resolve asbestos-related claims through direct negotiations and litigation, paying over $2 billion in claims and legal costs over a 20-year period.  In most of the personal injury lawsuits, we are one of many defendants.  In 2000 and the first quarter of 2001, the litigation environment changed with an unexpected 81% increase in personal injury claims filed against us, which we believe was caused by a surge in unmeritorious claims. We also became a defendant in class action lawsuits alleging damages from Zonolite Attic Insulation®, or ZAI, a former attic insulation product. Trends in claims filing and settlement demands showed no sign of returning to historic levels and these unfavorable trends were exacerbated by the bankruptcy filings of several of our co-defendants in asbestos personal injury litigation. These trends greatly increased the risk that we would not be able to resolve our pending and future asbestos-related claims under the state court system.

After a thorough review of these developments, our Board of Directors concluded that a federal court-supervised bankruptcy process provided the best forum available to achieve fairness in resolving these claims and demands.  On April 2, 2001, we, along with 61 United States subsidiaries and affiliates, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.  Since that time, we have been subject to the jurisdiction of the Bankruptcy Court.

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

See disclosure in this Report in Item 3 (Legal Proceedings) and Item 7 (Managements’ Discussion and Analysis of Financial Condition and Results of Operations) for a description of our proposed plan of reorganization, proforma financial effects of our proposed plan, and the status of our current Chapter 11 proceedings.

PRODUCTS AND MARKETS

Specialty Chemicals and Specialty Materials Industry Overview

Specialty chemicals and specialty materials are high-value-added products used as catalysts, intermediates, components, protectants or additives in a wide variety of products and applications. They are generally produced in relatively small volumes (compared with commodity chemicals) and must satisfy well-defined performance requirements and specifications. Specialty chemicals and specialty materials are often critical components of end products, or catalysts for the production of end products and components used in end products; consequently, they are tailored to meet customer needs, which generally results in a close relationship between the producer and the customer.

We focus our business on the following, which we believe are important competitive factors in the specialty chemicals and specialty materials industry:

•                  value-added products and services, sold at competitive prices;

•                  customer service, including rapid response to changing customer needs;

•                  technological leadership (resulting from investment in research and development and technical customer service); and

•                  reliability of product and supply.

We believe that our focus on these competitive factors enables us to deliver increased value to customers and competitive operating margins notwithstanding the increased customer service and research and development costs that this focus entails.

Grace Davison Operating Segment

Grace Davison principally applies silica, alumina, zeolite and rubber and lattice technology in the design and manufacture of products to create significant value for our diverse customer base. Our customers include major oil refiners, plastics and chemical manufacturers, users of product packaging, consumer product manufacturers and pharmaceutical companies. We believe that our technological expertise provides a competitive advantage, allowing us to quickly design products and materials that help our customers create value in their markets.

The following table sets forth Grace Davison sales of similar products based on end-use markets as a percentage of Grace total revenue.

	2007		2006		2005
(In millions)	Sales	% of Grace Revenue	Sales	% of Grace Revenue	Sales	% of Grace Revenue
Refining Technologies	$971.1	31.2%	$859.1	30.4%	$796.0	31.0%
Materials Technologies	726.7	23.3%	654.4	23.2%	611.1	23.8%
Specialty Technologies	311.4	10.0%	283.8	10.0%	256.1	9.9%
Total Grace Davison
Revenue	$2,009.2	64.5%	$1,797.3	63.6%	$1,663.2	64.7%

The following table sets forth Grace Davison sales by region as a percentage of Grace Davison total revenue.

	2007		2006		2005
		% of		% of		% of
		Grace		Grace		Grace
		Davison		Davison		Davison
(In millions)	Sales	Revenue	Sales	Revenue	Sales	Revenue
North America	$578.4	28.8%	$599.9	33.4%	$587.0	35.3%
Europe Africa*	915.6	45.6%	761.1	42.4%	667.4	40.1%
Asia Pacific	362.7	18.0%	324.4	18.0%	297.5	17.9%
Latin America	152.5	7.6%	111.9	6.2%	111.3	6.7%
Total Grace Davison
Revenue	$2,009.2	100%	$1,797.3	100%	$1,663.2	100%

*         Includes the Middle East.

Refining Technologies

            FCC Catalysts

We are a global leader in developing and manufacturing FCC catalysts and additives that enable petroleum refiners to increase profits by improving product yields and quality. Our FCC products also enable refiners to reduce emissions from their FCC units and reduce sulfur content in the gasoline that fuel refiners produce.

Oil refining is a highly specialized discipline, and FCC catalysts must be tailored to meet local variations in crude oil and a refinery’s product mix. We work regularly with customers to help them find the most appropriate catalyst formulations for their changing needs. We are dependent on the economics of the petroleum industry, specifically, the impacts of demand for transportation fuels and petrochemical products and crude oil supply, which affect the extent to which our customers utilize the available capacity of their FCC units. In general, as a refinery utilizes more of its capacity, it needs a disproportionately greater amount of FCC catalyst.

Refinery feedstocks vary in quality from sweet to heavy crude oil. Sweet crude feedstocks are more expensive than heavy crude and yield a greater proportion of high-value petroleum products.  They also yield a lower proportion of residual oil, or “resid,” which is generally the lowest-value feedstock contained in crude oil. Although feedstocks with high resid content are less expensive than higher quality feedstocks, the processing of high resid feedstocks is more difficult because of their relatively high metals, nitrogen and sulfur contamination and higher boiling points. Due to increased prices for crude oil, refiners have increased their efforts to maximize the yield from resid feedstocks. We have designed our MIDAS®, IMPACT®, NEKTOR™, and NOMUS™ product portfolios to enable our customers to increase the efficiency and yield of resid refining.

Many U.S. petroleum refiners have entered into consent decrees with the U.S. Environmental Protection Agency under which the refiners have agreed to reduce emissions of nitrogen oxides and sulfur oxides. The European Union has also imposed requirements on refineries with respect to nitrogen oxides and sulfur oxides emissions. FCC units are generally the largest emitters of these pollutants in a refinery. Our additives are designed to assist refineries in meeting their obligations to reduce these pollutants. Our Super DESOX® additive reduces sulfur oxides emissions from commercial FCC units. Our XNOx® and DENOX® additives are designed to achieve reductions in nitrogen oxides emissions comparable to those obtained from the capital-intensive alternatives available to a refinery.

Economic growth in emerging countries has increased the demand for plastics. As a result, our refinery customers have sought increased profits in the petrochemical market by increasing the yield of propylene from their FCC units. Our zeolite-based technology, including our Olefins-Max® and OlefinsUltra® products, is designed to maximize the propylene output of FCC units.

In recent years, many countries and regions, including the U.S., European Union and China have imposed or increased the regulatory limitations on the sulfur content of gasoline and diesel fuel. We have developed a portfolio of products designed to assist refiners in meeting their gasoline sulfur reduction targets including our D-PriSM® and GSR®-5 additives and our SuRCA® and Neptune™ catalyst families.

Competition in the FCC catalyst and additives markets is based on technology, product performance, customer service and price. Our principal FCC catalyst competitors are BASF and Albemarle, which, with Intercat, are also principal competitors in the FCC additives market.  We also have multiple regional competitors in the markets for FCC catalysts and additives.

Hydroprocessing Catalysts

We market hydroprocessing catalysts through Advanced Refining Technologies, LLC, or ART, our joint venture with Chevron Products Company. We established ART to combine our technology with that of Chevron and to develop, market and sell hydroprocessing catalysts to customers in the petroleum refining industry worldwide.

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

Competition in the hydroprocessing catalyst industry is based on technology, product performance, customer service and price. Albemarle and Criterion are our leading global competitors in hydroprocessing catalysts.  We also have multiple regional competitors.

Materials Technologies

We market silica-based and silica alumina-based functional additives and process aids, such as silica gel, colloidal silica, zeolitic adsorbents, precipitated silica and silica-aluminas, for a wide variety of uses, and formulations used in food and beverage packaging, such as closure sealants and can coatings and sealants, as follows:

Application	Use	Key Brands

Industrial	Reinforcing agents for rubber and tires	PERKASIL®
	Inorganic binders and surface smoothening aids for precision investment casting and refractory applications	LUDOX®
	Adsorbents for dual pane windows and industrial applications, desiccant granules, beads, powders and bags and polyurethane moisture scavengers	PHONOSORB®, PHONOSORB MTX®, SYLOBEAD®, SYLOSIV® SAFETYSORB®
	Chemical metal polishing aids and formulations for CMP/electronics applications	LUDOX®, Poli Edge®
Consumer	Toothpaste abrasives and thickening agents, free-flow agents, anticaking agents, tabletting aids, cosmetic additives and flavor carriers	SYLODENT®, SYLOID FP™, SYLOBLANC®, ELFADENT®, SYLOID®, SYLOSIV®
	Edible oil refining agents, beer stabilizers and clarification aids for beer, juices and other beverages	DARACLAR®, TriSyl®
Coatings & Print Media	Matting agents, anticorrosion pigments, TiO2 extenders and moisture scavengers for paints and lacquers	SYLOID®, SHIELDEX®, SYLOSIV®, SYLOWHITE™
	Additives and formulations for matte, semi-glossy and glossy ink receptive coatings on high performance ink jet papers, photo paper, and commercial wide-format print media	SYLOJET®, DURAFILL®, LUDOX®
	Paper retention aids, functional fillers, paper frictionizers	DURAFILL®, LUDOX®
Packaging	Can sealants for rigid containers, that ensure a hermetic seal between the lid and the body of beverage, food, aerosol and other cans	DAREX®, Sistiaga™

Sealants for metal and plastic bottle closures that are used on pry-off and twist-off metal crowns, as well as roll-on pilfer-proof and plastic closures to seal and enhance the shelf life of glass and plastic bottles and jars used in beverage and food applications

DAREX®, DARAFORM®, DARASEAL®, DARABLEND®, Sincera®, Celox™

Coatings for metal packaging that are used in the manufacture of cans and closures to protect the metal against corrosion, protect the contents against the influences of metal, ensure proper adhesion of sealing compounds to metal surfaces, and provide base coats for inks and for decorative purposes

DAREX®, Apperta®

Our products are integrated into our customers’ manufacturing processes and, when combined with our technical support, can increase the efficiency of such processes. By working closely with our customers, we help them to react quickly to the changing needs of their customers. Changing end-customer needs have included higher-resolution ink jet prints, improved scratch resistance of floor and furniture coatings, less abrasive, high cleaning toothpastes and technologies that are friendly to the environment such as water-based coatings, green tires with less friction resistance, bio-fuel processing and non-toxic anticorrosive pigments.

We seek to grow our packaging products by continually developing and introducing new products to meet packager and brand owner needs and by focusing on high-growth markets, such as plastic packaging; growth geographies; and “active packaging” materials, such as oxygen scavenging sealants.  Our development programs are aligned to the industry trends of flexible and lighter weight packaging, lower energy consumption, personal convenience, and highly individualized packaging.  We also attempt to maintain expertise in regulatory awareness and compliance in order to anticipate and respond to new food grade packaging concerns and regulations.

Our Materials Technologies product group is global, with more than 50% of our sales outside of the U.S.  Our major competitors include INEOS, Degussa, UOP, Altana, PPG, Akzo Nobel and Valspar who, in each case, also sell their products on a worldwide basis.  Competition is generally based on product performance and reliability, as well as additional value added features to address the needs of our customers, end-users and brand owners.

Specialty Technologies

Specialty Catalysts and Processing Technologies

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

Our Magnapore® polymerization catalyst is used to produce high performance polyethylene in the slurry loop process for pipe and film applications. Polytrak®, our newest family of products for the polypropylene market, is designed to achieve improved polymer performance, particularly for impact-resistant applications such as automobile bumpers.

We also develop and market catalysts and adsorbents for enhanced biofuel production and chromatography-based analytical tools for biofuel quality control including our EnSieve® desiccants for ethanol dehydration, EnPure® adsorbents for biodiesel purification and EnSight® analyzers for process monitoring and quality control.

Our Davicat® customized products offer a wide range of chemical and physical properties based on our material science technology for supported catalysts and biotechnology applications such as nylon and artificial sweeteners. Our Raney® products are used for the synthesis of organic compounds for the fibers, pharmaceuticals, plastics, perfumes, soaps, color couplers and petroleum industries.

Our Sylobloc®  silica gel antiblock and processing aids for producers and processors of plastic film prevent layers of polymer film from sticking together and provide an improved surface structure which results in improved scratch-resistance.

Our Sylobead® process adsorbents are used in petrochemical/natural gas processes for such applications as ethylene-cracked-gas-drying, natural gas drying and sulfur removal.

The specialty catalyst industry is technology-intensive and suppliers must provide products formulated to meet customer specifications. There are many manufacturers of polyolefin and other specialty catalysts, and most sell their products worldwide.

Discovery Sciences

We market an array of products for the life science, pharmaceutical, environmental, anesthesiology, biofuels, plastic and polymer, chemical, petrochemical, food and beverage, forensic, educational, neutraceutical and biotechnology industries including:

Products	Key Brands

Liquid and gas chromatography columns, detectors and other chromatography instruments including pumps, gas generators, auto samplers, flow meters, and gas chromatography instruments	Vydac®, Alltech®, Jones Chromatography™, Flexit™, Grom™ and MODcol®
Chromatography consumables and accessories including solid phase extraction (SPE) cartridges, vials, syringes, standards, and thin layer chromatography (TLC) plates
Silica used by drug companies for pharmaceutical applications	Davisil®, Vydac®
CO2 adsorbents for medial, marine, industrial and rescue applications	Sodasorb®

Our chromatography tools are used in a wide range of analytical chemistry applications, including drug discovery and purification for the pharmaceutical and biotechnology industries, environmental analysis, forensics, petrochemical analysis, food, cosmetics, vitamins and biofuels.  We also market chromatography consumables, analytical and preparative columns packed with our silica, and bulk silica that customers can pack in their own production columns.  We can modify the base silica and surface chemistry for analytical, preparative and process scale customers, allowing us to enhance our products for unique applications.

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

Manufacturing

Our Grace Davison products are manufactured by a network of globally-coordinated plants that are positioned to service our customers regionally. Our integrated planning organization is responsible for the effective utilization of our manufacturing capabilities. Our Discovery Sciences product line has its own integrated planning organization.  Our packaging products are manufactured in both large facilities to permit economies of scale and a network of smaller operations that enable customization to local market conditions.

Marketing/Sales

We use a global organization of technical professionals with extensive experience in refining processes, catalyst development, and catalyst applications to market our Refining Technologies catalysts and additives. These professionals work to tailor our technology to the needs of each specific customer. We generally negotiate prices for our refining catalysts because our formulations are specific to the needs of each customer and each customer receives special attention and technical service. Due to the current demand for hydroprocessing catalysts, we generally sell these products through long-term supply agreements with our geographically diverse customer base.

We use country-based direct sales forces that are dedicated to each product line and backed by application-specific technical customer service teams to market our Materials Technologies and Discovery Sciences products.  Our sales force seeks to develop long-term relationships with our customers and focuses on consultative sales, technical support and key account growth programs.  To ensure full geographic coverage, our direct sales organization is further supplemented, especially with respect to our Discovery Sciences products, by a network of agents and distributors.

We use a global direct sales force for our Specialty Catalysts and Processing Technologies products that seeks to maintain close working relationships with our customers. These relationships enable us to cooperate with major polyolefin resin producers to develop catalyst technologies that complement their process developments. We have geographically distributed our sales and technical service professionals to make them responsive to the needs of our geographically diverse customers. We typically negotiate prices on an annual basis; however, we also operate under long-term contracts with built-in pricing mechanisms for certain customers.

Our marketing and research and development functions operate globally. We offer web-based support, including technical service, literature access, customer feedback tools, and process design formulas to assist our customers in determining their needs for our products.

Seasonality does not have a significant overall effect on our Grace Davison operating segment. However, sales of FCC catalysts tend to be lower in the first quarter prior to the shift in production by refineries from home heating oil for the winter season to gasoline production for the summer season. FCC catalysts and ebullating-bed hydroprocessing catalysts are consumed at a relatively steady rate and are replaced regularly.  Fixed-bed hydroprocessing catalysts are consumed over a period of years and are replaced in bulk in an irregular pattern. Since our customers periodically shut down their refining processes to replace fixed-bed hydroprocessing catalysts in bulk, our hydroprocessing catalyst sales to any customer can vary substantially over the course of a year and between years based on that customer’s catalyst replacement schedule.  Our packaging products are affected by seasonal and weather-related factors such as the consumption of beverages and the size and quality of food crops. These impacts are softened by the global nature of this product line.

Raw Materials

The principal raw materials for Grace Davison products include caustic, alumina, rare earths, nickel, aluminum, cobalt, kaolin, molybdenum, sodium aluminate, sodium silicate, resins, rubber and lattices (including certain food-grade raw materials). Multiple suppliers are generally available for each of these materials; however some of our raw materials are provided by single sources of supply.  We seek to mitigate the risk of using single source suppliers by identifying and qualifying alternative suppliers or, for unique materials, by using alternative formulations from other suppliers or by passing price increases on to customers.  In some instances, we produce our own raw materials and intermediates.

Some raw materials are also subject to pricing pressures, particularly metals and petroleum-based specialty and commodity materials such as resins and solvents.  As in many chemical businesses, we consume significant quantities of natural gas in the production of Grace Davison products. World events and other economic factors have caused volatility in the price of natural gas. Increases in the cost of natural gas and other important raw materials can negatively impact our operating margins.  Since we manufacture a substantial portion of our packaging products in developing countries using raw materials from suppliers in the U.S., Europe and other developed economies, currency revaluations versus the U.S. dollar and Euro in developing countries may adversely affect our raw material costs and the prices we may charge for our products.

Grace Construction Products Operating Segment

Our GCP products include specialty construction chemicals and materials.  We entered this business in 1954, with our acquisition of the Dewey and Almy Chemical Company.

The following table sets forth GCP sales of similar products based on end-use markets as a percentage of Grace total revenue.

	2007		2006		2005
(In millions)	Sales	% of Grace Revenue	Sales	% of Grace Revenue	Sales	% of Grace Revenue
Construction Chemicals*	$744.3	23.9%	$694.0	24.5%	$608.0	23.7%
Building Materials**	361.7	11.6%	335.2	11.9%	298.3	11.6%
Total GCP Revenue	$1,106.0	35.5%	$1,029.2	36.4%	$906.3	35.3%

*         Includes Concrete and Cement products.

**       Includes Fireproofing, Building Envelope and Vermiculite products.

The following table sets forth GCP sales by region as a percentage of GCP total revenue.

	2007		2006		2005
(In millions)	Sales	% of GCP Revenue	Sales	% of GCP Revenue	Sales	% of GCP Revenue
North America	$536.5	48.5%	$558.9	54.3%	$500.1	55.2%
Europe Africa*	380.1	34.4%	309.9	30.1%	268.7	29.6%
Asia Pacific	139.8	12.6%	118.8	11.5%	105.7	11.7%
Latin America	49.6	4.5%	41.6	4.1%	31.8	3.5%
Total GCP Revenue	$1,106.0	100%	$1,029.2	100%	$906.3	100%

*         Includes the Middle East.

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
Additives for cement processing

Cement additives added to the grinding stage of the cement manufacturing process improve the energy efficiency of the plant and enhance the performance of the finished cement. Chromium reducing additives to help cement manufacturers in Europe meet environmental regulations.

		Cement manufacturers	CBA®, Synchro®, HEA2®, TDA®
Products for architectural concrete

Products for architectural concrete include surface retarders, coatings, pigments and release agents used by concrete producers and contractors to enhance the surface appearance and aesthetics of concrete.

		Precast concrete producers and architects	Pieri®
Admixtures for masonry concrete	Products for masonry concrete are used by block and paver producers for process efficiency and to improve the appearance, durability and water resistance of finished concrete masonry units.	Masonry block manufacturers	Dry-Block®, Optec®, Quantec®
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

		Architects and structural engineers; specialty waterproofing and general contractors; specialty waterproofing distributors	Bituthene®, Procor®, Preprufe®, Perm-A-Barrier®, Adprufe®
Residential building materials	Specialty roofing membranes and flexible flashings for windows, doors, decks and detail areas. Products include fully-adhered roofing underlayments, synthetic underlayments and self-adhered flashing.	Roofing contractors, home builders and remodelers; specialty roofing distributors, lumberyards and home centers; homeowners; architects and specifiers	Ice & Water Shield®, Tri-Flex 30®, Vycor®
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

Our GCP operating segment is organized into geographic regions and most product lines, with certain regional variations, are offered in each region.  GCP manages its business under a geographic organizational structure that focuses on the following regions:

•                  Americas — including North, Central and South America;

•                  Europe — including Eastern and Western Europe, the Middle East, Africa and India; and

•                  Asia — including China, Japan, South Korea, South Asia (excluding India), Pacific Rim countries, Australia and New Zealand.

In view of this diversity of customers and customer concerns, and because construction chemicals and building materials require intensive sales and customer service efforts, we maintain a direct sales and technical support team with sales personnel based in more than 35 countries worldwide. This sales and support team sells products under global contracts, under U.S. or regional contracts, and on a job-by-job basis. We also use distributors in both domestic and overseas markets.  We compete globally with several large construction materials suppliers, and regionally and locally with numerous smaller competitors.  In recent years, the cement and concrete industry has experienced some consolidation, thereby increasing the importance of servicing global customers.  For some customer groups, such as producers and contractors, operational efficiency and total applied cost are key factors in making purchasing decisions, while for others, such as architects and engineers, product performance and design versatility are more important.

Competition for our construction products is based on product performance, technical support and service, and brand name recognition in the construction industry.  Our major global competitors are BASF and Sika.

We seek to improve our products, adapt them for new applications and add new products through our innovation growth processes that focus on understanding the needs of the customer, key performance indicators, and marketing research and development.  We also seek to extend our product portfolio and geographic reach through acquisitions.

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

The key raw materials used in our specialty construction products are obtained from a variety of suppliers, including commodity chemical producers, petroleum companies and paper manufacturers. The majority of our raw materials are olefins and organic chemicals; we also make significant purchases of inorganic materials such as gypsum, as well as specialty materials including specialty films, papers, membranes and fibers. In most instances, these materials are available from multiple sources.  Global supply and demand factors, currency revaluations against the U.S. dollar and petroleum prices significantly impacted the price and availability of key raw materials in recent years.

The construction business is cyclical in response to economic conditions and construction demand. The construction business is also seasonal and dependent on favorable weather conditions, with a decrease in construction activity during the winter months. Demand for our specialty construction products is primarily impacted by global non-residential construction activity and U.S. residential construction activity. We seek to increase profitability and minimize the impact of cyclical downturns in regional economies by introducing technically advanced high-performance products and expanding geographically.  Although in recent years these strategies have been successful in reducing the impact of cyclicality in our markets, a decline in U.S. residential construction activity in late 2006 and 2007 has had a negative impact on our North American sales.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

Disclosure of financial information about industry segments and geographic areas for 2007, 2006 and 2005 is provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 20 (Operating Segment Information) to the Consolidated Financial Statements which disclosure is incorporated herein by reference. Disclosure of risks attendant to our foreign operations is provided in this Report in Item 1A (Risk Factors).

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

Research and development expenses relating to continuing operations amounted to $80 million in 2007, $66 million in 2006 and $64 million in 2005. These amounts include depreciation and amortization expenses related to research and development and expenses incurred in funding external research projects. The amount of research and development expenses relating to government- and customer-sponsored projects (rather than projects that we sponsor) was not material during these periods.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

We are subject, along with other manufacturers of specialty chemicals, to stringent regulations under numerous U.S. federal, state and local and foreign environmental, health and safety laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. Environmental laws require that certain responsible parties, as defined in the relevant statute, fund remediation actions regardless of legality of original disposal or ownership of a disposal site.  We are involved in remediation actions to address hazardous wastes or other materials as required by U.S. federal, state and local and foreign laws. During the Chapter 11 proceeding, we generally are not participating in the funding of investigation and remediation at sites that we do not own. Our ultimate liability with respect to many of these sites will be determined as part of the Chapter 11 proceeding.

We have expended substantial funds to comply with environmental laws and regulations and expect to continue to do so in the future. The following table sets forth our expenditures in the past three years, and our estimated expenditures in 2008 and 2009, for (i) the operation and maintenance of manufacturing facilities and the disposal of wastes; (ii) capital expenditures for environmental control facilities; and (iii) site remediation:

Year	Operation of Facilities and Waste Disposal (in $ millions)	Capital Expenditures (in $ millions)	Site Remediation (in $ millions)
2005	$51	$9	$28
2006	$59	$8	$11
2007	$62	$9	$9
2008	$63	$8	$8
2009	$69	$10	$4

*          For 2008 and 2009, amounts are current estimates of ongoing site remediation costs and exclude payments of claims in our Chapter 11 proceeding.

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

EMPLOYEE RELATIONS

As of December 31, 2007, we employed approximately 6,500 persons, of whom approximately 3,050 were employed in the United States. Of our total employees, approximately 3,850 work in Grace Davison facilities, approximately 1,850 work in Grace Construction Products facilities, and approximately 800 are dedicated to corporate activities and/or are shared through globally managed professional groups such as financial and legal services, human resources, information technology, supply chain and environmental health and safety.

Approximately 900 of our manufacturing employees in the United States are represented for collective bargaining purposes by nine different local collective bargaining groups. We have operated without a labor work stoppage for more than 10 years.

We have works councils representing the majority of our European sites serving approximately 2,050 employees.

RISK MANAGEMENT

We have programs in place to address the following significant risks to Grace

•                  Disasters — We have disaster recovery plans in effect at key sites, and we have built a certain amount of redundancy into our production plants where feasible. We also have a formalized risk management program, which includes several types and layers of insurance.  We are advised by risk management professionals and brokers who are familiar with recent trends in the insurance markets worldwide. The level of insurance carried, and other related aspects such as deductibles, self-insurance levels, etc. are monitored by management on a regular basis.

•                  Environmental — We are committed to the heath and safety of all employees and to protecting the environment from damage through the use or production of our products. Our Environmental Health and Safety (EH&S) organization is global in scope and is charged with assuring that we live up to our commitments in this area. The group performs EH&S audits of our facilities and regularly monitors local laws and regulations. Where appropriate, we use outside consultants and experts to augment our in-house staff. We continue to implement our EHS management system in our facilities worldwide.  Our EHS management system is designed to enable us to apply “best practices” and “continual improvement” principles across our business.

•                  Ethics and Fraud — We insist that our employees maintain the highest standards of ethical behavior. We have preventative and investigatory programs in place to maintain these standards, as follows:

•                  We have established online ethics and compliance training programs in several languages.

•                  All U.S. employees and key employees outside the U.S. must sign an annual ethics statement in which they renew their commitment to operate ethically and according to the Grace code of conduct.  They must also report any actual or potential conflicts of interest for evaluation by management and, if necessary, remediation.

•                  We have an anonymous telephone line to report fraudulent or unethical behavior to our Chief Ethics Officer.  The direct line is available to all employees worldwide where local law allows such a facility.  Any allegation of fraud is required to be reported to the Audit Committee.

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

On March 29, 2007, our Chief Executive Officer submitted a certification to the New York Stock Exchange that, as of such date, he was not aware of any violation by Grace of the New York Stock Exchange corporate governance listing standards. Our Chief Executive Officer and Chief Financial Officer have submitted certifications to the SEC pursuant to the Sarbanes Oxley Act of 2002 as exhibits to this Report.

EXECUTIVE OFFICERS

See Part III, Item 10 of this Report for information about our Executive Officers.

Item 1A.      RISK FACTORS

This Report, including the Financial Supplement, contains, and our other public communications may contain, projections or other “forward-looking” information, that is, information related to future, not past, events.  Such information generally includes the words “believes,” “plans,” “intends,” “targets,” “will,” “expects,” “anticipates,” or similar expressions and includes all statements regarding our Chapter 11 proceeding (including the pro forma financial statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), expected financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital and other expenditures, competitive positions, growth opportunities for existing products, benefits from new technology and cost reduction initiatives, plans and objectives of management and markets for securities.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking information to prove incorrect.  Factors that could cause actual events to materially differ from those contained in the forward-looking statements include those factors set forth below and elsewhere in this Annual Report on Form 10-K.  Further, our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking information, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to the projections and forward-looking information contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

In addition to general economic, business and market conditions, we are subject to other risks and uncertainties, including, without limitation, the following:

COMPANY RISKS

The outcome of our Chapter 11 cases could result in the substantial dilution or cancellation of Grace’s currently outstanding common stock.

The outcome of our Chapter 11 cases depends primarily upon the resolution of our asbestos-related and other contingent liabilities. The Bankruptcy Court has agreed to a process for estimating our asbestos-related liabilities, which estimate would form the basis for a plan of reorganization that we expect would provide for the funding of a trust to which all pending and future asbestos-related claims would be channeled. If the amount of asbestos-related liabilities, as determined through estimation or otherwise, and other liabilities exceeds assets available for funding, then we likely would issue additional shares of Grace common stock to satisfy such liabilities. The number of shares to be issued could substantially dilute the interests of current shareholders or result in a recapitalization of Grace that would cancel the shares of current shareholders and issue new shares to asbestos and other creditors. Because of this risk of substantial dilution or cancellation, the value of Grace common stock is highly speculative and any investment in Grace common stock poses a high degree of risk.

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

On November 5, 2007, the committee representing asbestos personal injury claimants and the legal representative of future asbestos claimants filed an alternative plan of reorganization with the bankruptcy court that provides for the cancellation of the ownership interests of holders of currently outstanding Grace common stock.  This plan is subject to the fulfillment of numerous conditions, including a determination by the bankruptcy court that the value of all pending and future asbestos-related personal injury claims is at least $4.0 billion, and assumes that assets from settlement agreements with Cryovac, Inc. and Fresenius Medical Care Holdings, Inc. would be available to fund our liabilities.  No documents supporting this plan have been filed and the plan was not accompanied by a disclosure statement or other information that would permit a comprehensive anlysis of its financial implications. Proforma financial information is not available with respect to this plan.

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

We have insurance coverage for a portion of the asbestos-related claims against us. We estimate that, assuming an ultimate payout of asbestos-related claims equal to the $1,700 million of asbestos-related liabilities recorded on our balance sheet, we should be entitled to approximately $500 million of insurance recovery. Accordingly, our December 31, 2007 balance sheet includes a long-term asset for estimated asbestos-related insurance of $500 million. Although this amount pertains only to insurance carriers with which we have asbestos settlement agreements, and/or which are currently solvent, we cannot be sure that all these amounts will be collected. We have entered into a settlement agreement with an underwriter of a portion of our excess insurance coverage. The insurer funded an escrow account for the benefit of the holders of claims that currently holds approximately $94.8 million, including interest earned on the account.  The settlement agreement provides that unless we confirm a plan of reorganization by December 31, 2008, at the option of the insurer, the escrow amount with interest must be returned to the insurer.  The timing and amount of future payments from our insurers depends on their continued solvency and the resolution of disputes regarding coverage under the insurance policies as well as the nature and timing of actual claims paid.  Because of the significance of our future asbestos-related payments, the receipt of timely and complete payments from our insurers will be important to the success of our reorganization.

Grace is currently under criminal indictment in connection with our former vermiculite mining and processing activities in Libby, Montana.

Along with seven former senior level employees (one of whom is now deceased), Grace has been indicted in connection with our former vermiculite mining and processing activities in Libby, Montana. The indictment accuses Grace and the co-defendants of conspiracy to violate environmental laws and obstruct federal agency proceedings, violations of the federal Clean Air Act, and obstruction of justice.

The case is currently stayed pending the resolution of an expected appeal by Grace to the U.S. Supreme Court of certain pre-trial rulings in favor of Grace that were reversed by the Ninth Circuit Court of Appeals.  According to the U.S. Department of Justice, Grace could be subject to fines in an amount equal to twice the after-tax profit earned from our Libby operations or twice the alleged loss suffered by Libby victims, plus additional amounts for restitution to victims. The indictment alleges that our after-tax profits were $140 million. Grace has categorically denied any criminal wrongdoing and intends to vigorously defend itself at trial. We are unable to assess whether the indictment or any conviction will have a material adverse effect on our results of operations or financial condition or affect our bankruptcy proceedings. However, we expect that legal fees for Grace’s defense and that of our current and former employees could range from $3 million to $4 million per quarter while the appeal is pending.

We are subject to environmental clean-up fines, penalties and damage claims that have been and continue to be costly.

Grace is subject to lawsuits and regulatory actions, in connection with current and former operations, for breaches of environmental laws that seek clean-up or other remedies.  For example, a federal court has ruled that Grace is responsible for reimbursing the government for $54.5 million (plus interest) in costs expended through December 2001 and for all appropriate future clean-up costs with respect to our former vermiculite mining and processing activities in Libby, Montana. The State of New Jersey is seeking civil penalties for alleged misrepresentations and false statements made in an official filing in connection with the closing of a former plant in New Jersey. Grace is also subject to other lawsuits and investigations by public and private parties under various environmental laws in connection with our current and former operations in various states, including with respect to off-site disposal at facilities where Grace has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, commonly referred to as CERCLA.

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

In addition to the cash requirements necessary to fund our ongoing operations, we currently are incurring, and anticipate that we will continue to incur significant, professional fees and other restructuring costs in connection with the Chapter 11 proceedings. We are currently funding our operations with cash flow from operations and a debtor-in-possession (DIP) loan facility, which expires on April 1, 2008, in the aggregate amount of $250 million, and with a borrowing availability as of December 31, 2007 of $178.5 million. We have requested a two-year extension of this DIP facility from the lenders and a hearing before the Bankruptcy Court with respect to the extension is scheduled for March 17, 2008.  Based on our current and anticipated level of operations, we believe that our cash and short term investments and cash flow from operations are adequate to meet our current and anticipated cash requirements during the Chapter 11 proceedings.  If such amounts are not sufficient to fund operations until a plan of reorganization is confirmed by the Bankruptcy Court, we may be required to reduce planned capital expenditures or seek additional financing.  Further, our proposed plan of reorganization requires, and any plan of reorganization that is ultimately confirmed is likely to require, Grace to borrow funds for the payment of certain claims in cash. We can provide no assurance that additional financing for current operations or for payment of claims under a plan of reorganization will be available or, if available, offered on acceptable terms. As a result of the uncertainty surrounding our current circumstances, we cannot determine our long-term liquidity requirements or the adequacy of our capital resources until a plan of reorganization is confirmed by the Bankruptcy Court.

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

We conduct a substantial portion of our business outside of the United States, with approximately 67% of our 2007 sales to non-U.S. customers. We currently have many production facilities, research and development facilities and administrative and sales offices located outside North America, including facilities and offices located in Europe, Latin America, Africa and Asia. We expect sales from international markets to continue to represent a significant portion of our revenue. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

•                  agreements may be more difficult to enforce and receivables more difficult to collect;

•                  foreign countries may impose additional withholding taxes or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•                  we may have difficulty transferring our profits or capital from foreign operations to the United States or other countries where such funds could be more profitably deployed;

•                  foreign governments may nationalize private enterprises;

•                  we may experience unexpected adverse changes in export duties, quotas and tariffs and difficulties in obtaining export licenses;

•                  intellectual property rights may be more difficult to enforce;

•                  our business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country specific or global level from terrorist activities and the response to such activities; and

•                  we may be affected by unexpected adverse changes in foreign laws or regulatory requirements.

In addition, certain of our operations are in high-risk regions of the world such as the Middle East and portions of Asia, Africa and Latin America. Unanticipated events, such as geopolitical changes, could adversely affect these operations. Our success as a global business will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we do business.

We are exposed to currency exchange rate fluctuations that could impact our profitability.

We are exposed to currency exchange rate risk through our non-U.S. operations. As we conduct a significant portion of our operations outside the United States, fluctuations in currencies of other countries, especially the Euro, may materially affect our operating results. For example, changes in currency exchange rates may affect the relative prices at which we and our competitors sell products in the same market and the cost of materials used in our operations.  A substantial portion of our net sales and assets are denominated in currencies other than the U.S. dollar. During times of a strengthening U.S. dollar, at a constant level of business, our reported international sales, earnings, assets and liabilities will be reduced because the foreign currency will translate into fewer U.S. dollars.

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

Our ability to use future net operating loss carryovers to reduce future tax payments may be limited if there is a change in ownership of Grace or if Grace does not generate sufficient U.S. taxable income.

Our ability to utilize future net operating loss carryovers may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, if we undergo an ownership change as a result of future changes in the ownership of outstanding Grace common stock. In addition, our ability to utilize NOLs is dependant on our ability to generate sufficient future taxable income in the U.S.

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

We use metals, significant amounts of natural gas and petroleum-based materials, including both specialty and commodity materials such as resins and solvents, in the manufacture of our products.  We purchase metals, natural gas and petroleum-based products from third-parties and prices have increased dramatically in recent years.  To the extent this trend continues and we are unable to pass through these price increases to our customers, our operating profit and results of operations may decline.

A substantial portion of our raw materials are commodities whose prices fluctuate as market supply/demand fundamentals change.

We attempt to manage exposure to price volatility of major commodities through:

•                  long-term supply contracts;

•                  contracts with customers that permit adjustments for changes in prices of  commodity-based materials and energy;

•                  forward buying programs that layer in our expected requirements systematically over time; and

•                  limited use of contracts and financial instruments.

Although we regularly assess our exposure to raw material price volatility, we cannot always predict the prospects of volatility and we cannot always cover the risk in a cost effective manner.

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

Our GCP operating segment and the refining products portion of our Grace Davison operating segment are sensitive to the cyclical nature of their respective industries.  Our hydroprocessing catalyst product line and other hydroprocessing catalyst suppliers have experienced alternating periods of inadequate capacity and excess capacity for their products.  Periods of inadequate capacity, including some due to raw material shortages, have usually resulted in increased selling prices and operating margins. This has often been followed by periods of capacity additions, which have resulted in declining capacity utilization rates, selling prices and operating margins.

Some of our employees are unionized, represented by workers’ councils or employed subject to local laws that are less favorable to employers than the laws of the United States.

As of December 31, 2007, we had approximately 6,500 employees worldwide. Approximately 29% of our 3,150 U.S. employees is unionized. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by workers’ councils that have co-determination rights on any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage or slowdown by our employees or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.

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

Our Grace Davison operating segment operates out of 40 facilities in the following regions:

Region	Number of Facilities
North America	15
Europe	12
Latin America	2
Asia Pacific	11

Our largest Grace Davison facilities are located in Baltimore, Maryland; Lake Charles, Louisiana; and Worms, Germany. Our Grace Davison operating segment also operates sales offices and warehouses in various regions.

Our Grace Construction Products operating segment operates out of 55 facilities in the following regions:

Region	Number of Facilities
North America	23
Europe	13
Latin America	3
Asia Pacific	16

Our largest GCP facilities are located in Cambridge, Massachusetts; Chicago, Illinois; and Slough, England.  Because of the nature of our GCP products, GCP requires a greater number of facilities to service our customers than Grace Davison. Also, these facilities are generally smaller and less capital intensive than our Grace Davison facilities. For information on our net properties and equipment by region and country, see disclosure set forth in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 20 (Operating Segment Information) to our Consolidated Financial Statements which disclosure is incorporated herein by reference.

Item 3.	LEGAL PROCEEDINGS

CHAPTER 11 PROCEEDINGS

Disclosure provided in this Report in Item 1 (Business) under the caption “Chapter 11 Filing” and in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 1 (Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies), under the caption “Voluntary Bankruptcy Filing,” and Note 2 (Chapter 11–Related Information) to the Consolidated Financial Statements is incorporated herein by reference.

ASBESTOS LITIGATION

Disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 2 (Chapter 11–Related Information) and Note 3 (Asbestos-Related Litigation) to the Consolidated Financial Statements is incorporated herein by reference.

ENVIRONMENTAL INVESTIGATIONS, CLAIMS AND CIVIL PROCEEDINGS

Disclosure provided in this Report in Item 1 (Business) under the caption “Environmental, Health and Safety Matters” and Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 15 (Commitments and Contingent Liabilities), under the caption “Environmental Remediation,” to the Consolidated Financial Statements is incorporated herein by reference.

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

In addition, another governmental agency commenced a separate investigation at 28 of the 245 facilities, 23 of which Grace currently operates or formerly operated. During 2006 and 2007, health screenings for current and former Grace employees and their household contacts commenced at four of these locations at a cost of approximately $3.4 million (including indirect costs). Grace’s December 31, 2007 recorded environmental liability included this amount. Grace does not have sufficient information to determine whether this separate investigation is likely to result in any additional liability.

In February 2000, a purported class action lawsuit was filed in the U.S. District Court for Montana, Missoula Division (Tennison, et al. v. W. R. Grace & Co., et al.) against Grace on behalf of all owners of improved private real property situated within 12 miles of Libby, Montana. The action alleges that the class members have suffered harm in the form of environmental contamination and loss of property rights resulting from Grace’s former vermiculite mining and processing operations. The complaint seeks remediation, property damages, and punitive damages. This case has been stayed as a result of the Chapter 11 filing.  However, as described in this Report in Item 8 (Financial Statements and Supplementary Data) under Note 15 (Commitments and Contingent Liabilities) under the caption “Vermiculite Related Matters—EPA Cost Recovery Claim”, the EPA has been conducting remediation activities in and around Libby, which include the remediation of private real property.

In October 2000, a purported class action lawsuit was filed in the U.S. District Court for the District of Minnesota, 4th Division (Chase v. W. R. Grace & Co.-Conn.) alleging loss of property values in the vicinity of the former Grace plant in Minneapolis, Minnesota that processed vermiculite from the Libby mine. This case has been stayed as a result of the Chapter 11 filing.

The EPA has completed a program for removing suspected vermiculite processing by-products from the former Minneapolis vermiculite expansion plant, from the yards and driveways of properties near the former plant, and from a municipal park.  The Multi-Site Settlement Agreement, discussed below, includes all work completed by EPA in the Minneapolis area involving these properties.

The EPA has designated Grace (together, in most cases, with many other companies) as a potentially responsible party, or PRP, with respect to paying the costs of investigating and remediating pollution at various sites. As of December 31, 2007, proceedings were pending with respect to approximately 20 sites as to which Grace has been designated a PRP by the EPA. U.S. law provides that all PRPs for a site may be held jointly and severally liable for the costs of investigating and remediating the site. Grace is also conducting investigatory and remediation activities at sites under the jurisdiction of state and/or local authorities. During the Chapter 11 proceeding, Grace has not been participating (except in a limited number of special cases) in the joint funding of investigation and remediation at non-owned sites where Grace is a PRP.

During the last quarter of 2007, Grace filed a motion with the Bankruptcy Court for approval of a Multi-Site Settlement Agreement that Grace has executed with the U.S. Government, on behalf of EPA and other federal agencies, with respect to 38 sites.  Under this agreement, Grace would pay approximately $44 million to the U.S. Government and other parties in settlement of 35 of these sites.  In return, the U.S. Government would agree not to take action against Grace under the Comprehensive Environmental Response, Compensation, and Liability Act with respect to such sites.  Grace intends to separately fund or carry out remediation at the three remaining sites, including remediation relating to Grace’s former vermiculite mining site in Libby, Montana.

MONTANA CRIMINAL PROCEEDING

Disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 15 (Commitments and Contingent Liabilities), under the caption “Vermiculite Related Matters—Montana Criminal Proceeding,” to the Consolidated Financial Statements is incorporated herein by reference.

LITIGATION RELATED TO FORMER PACKAGING AND MEDICAL CARE BUSINESSES

Disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 2 (Chapter 11—Related Information), under the caption “Litigation Proceedings in Bankruptcy Court,” to the Consolidated Financial Statements is incorporated herein by reference.

TAX CLAIMS

Disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 4 (Income Taxes) to the Consolidated Financial Statements is incorporated herein by reference.

ERISA LAWSUITS

In June 2004, a purported class action complaint (Evans v. Akers et al.) was filed in U.S. District Court for the District of Massachusetts against the Board of Directors, certain current and former Grace officers and employees, and others, relating to the Grace 401(k) Savings and Investment Plan, also known as the S&I Plan. The Evans complaint alleges that the decline in the price of Grace common stock from July 1999 through February 2004 resulted in significant losses to S&I Plan participants.  The Evans complaint further alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, by failing to sell or take other appropriate action with regard to Grace common stock held by the S&I Plan during that period, and by failing to disclose to S&I Plan participants the risk of investing in Grace common stock. The Evans complaint seeks compensatory damages for the S&I Plan from the defendants.

In October 2004, a purported class action complaint (Bunch et al. v. W. R. Grace & Co. et al.), also related to the S&I Plan, was filed in the U.S. District Court for the Eastern District of Kentucky against Grace, the Grace Investment and Benefits Committee, the Board of Directors, certain current and former Grace officers and employees, and others. The complaint alleges that Grace and its investment advisors breached fiduciary duties under ERISA by selling Grace common stock from the S&I Plan at a distressed price. The complaint further alleges that Grace breached fiduciary duties under ERISA by hiring State Street Bank and Trust Company, the investment manager for the S&I Plan that Grace retained in December 2003, to rapidly liquidate all of the employees’ Grace common stock investment at an artificially low sales price.

In 2005, the Kentucky District Court transferred the Bunch action to the Massachusetts District Court and that court consolidated into one case both the Bunch action and the Evans action.

In December 2006, the Massachusetts District Court dismissed the Evans claims, on grounds that the Evans plaintiffs lacked standing to bring suit.   The Evans plaintiffs’ petitioned the U.S. Court of Appeals for the First Circuit to reverse the District Court’s dismissal of their claims and on February 7, 2008, the First Circuit heard oral argument regarding their appeal.

On January 30, 2008, the court ruled in favor of the defendants on the Bunch action, holding that State Street and Grace did not breach their fiduciary duties under ERISA.  On February 13, 2008, the Bunch plaintiffs appealed the Massachusetts District Court’s decision to the First Circuit.  That appeal is pending.

On February 6, 2008, a purported class action complaint (Siamis v Akers et al.) was filed in the Massachusetts District Court by the plaintiff’s counsel in the Evans action but with a different plaintiff.  The Siamis complaint asserts the same claims previously asserted in the Evans complaint.

Grace expects that it would have an obligation to indemnify the other defendants for any liability resulting from this litigation.  Grace has $50 million of employers’ fiduciary liability insurance coverage that Grace believes would be available to pay liabilities arising out of these lawsuits.  Since all Grace employees who had interests in the S&I Plan during the relevant periods are members of the purported class and Messrs. Corcoran, McGowan, Norris, Poling, Shelnitz and Tarola had interests in the S&I Plan during these periods, they have interests in this litigation that may be adverse to Grace.

OTHER CLAIMS RECEIVED PRIOR TO THE CHAPTER 11 BAR DATE

Disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 2 (Chapter 11–Related Information) under the caption “Claims Filings” to the Consolidated Financial Statements is incorporated herein by reference.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This Item is inapplicable, as no matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Except as provided below, the disclosure required by this Item appears in the Financial Supplement, under the heading “Selected Financial Data” opposite the caption “Other Statistics — Common shareholders of record,” and in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement in Note 16 (Shareholders’ Equtiy (Deficit)) and Note 22 (Quarterly Summary and Statistical Information (Unaudited)), opposite the caption “Market price of common stock,” to the Consolidated Financial Statements and is incorporated herein by reference.

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

The terms of the rights may be amended by the Board of Directors without the consent of the holders of the rights. The rights, which will remain outstanding under the proposed plan of reorganization, are currently scheduled to expire on March 31, 2008.  Prior to expiration of the rights, Grace intends to amend the terms of the rights to extend the expiration date of the rights to March 31, 2018.

This summary of the rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which has been filed with the SEC.

Item 6.	SELECTED FINANCIAL DATA

The disclosure required by this Item appears in the Financial Supplement under the heading “Selected Financial Data” which disclosure is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The disclosure required by this Item appears in the Financial Supplement under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which disclosure is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item appears in the Financial Supplement under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk” which disclosure is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The disclosure required by this Item appears in the Financial Supplement which disclosure is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Except as provided below, the disclosure required by this Item appears in the Financial Supplement under the heading “Management’s Report on Financial Information and Internal Controls” which disclosure is incorporated herein by reference.

There was no change in Grace’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, Grace’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name and Age	Office	First Elected
John F. Akers (73)	Class II Director	5/09/97
H. Furlong Baldwin (76)	Class I Director	1/16/02
Ronald C. Cambre (69)	Class III Director	9/01/98
Alfred E. Festa (48)	Class II Director	9/08/04
	Chairman of the Board	1/1/08
	President and Chief Executive Officer	6/01/05
Marye Anne Fox (60)	Class I Director	5/10/96
John J. Murphy (76)	Class II Director	5/09/97
Paul J. Norris (60)	Class III Director	1/01/99
Christopher J. Steffen (66)	Class I Director	11/01/06
Mark E. Tomkins (52)	Class III Director	9/06/06
Thomas A. Vanderslice (76)	Class I Director and Lead Independent Director	5/10/96
D. Andrew Bonham (47)	Vice President & President, Grace Construction Products	9/11/07
William M. Corcoran (58)	Vice President, Public and Regulatory Affairs	6/01/99
W. Brian McGowan (58)	Senior Vice President, Administration	7/09/98
Gregory E. Poling (52)	Vice President & President, Grace Davison	3/03/05
Mark A. Shelnitz (49)	Vice President, General Counsel & Secretary	4/27/05
Robert M. Tarola (57)	Senior Vice President & Chief Financial Officer	5/11/99

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

Mr. Festa joined Grace in 2003 and served as President and Chief Operating Officer until he became Chief Executive Officer in 2005 and Chairman in January 2008.  Prior to joining Grace, Mr. Festa was a partner of Morganthaler Private Equity Partners, a venture capital and buyout firm from 2002 to 2003.  From 2000 to 2002, he was with ICG Commerce, Inc., a private company providing on-line procurement services, where he last served as President and Chief Executive Officer. For two years prior to that, he served as Vice President and General Manager of AlliedSignal’s performance fibers business.

Dr. Fox has been Chancellor of the University of California San Diego and Distinguished Professor of Chemistry at that institution since 2004. She was Chancellor of North Carolina State University from 1998 to 2004. She is also a director of Boston Scientific Corporation and Red Hat, Inc.

Mr. Murphy served as Chairman of the Board of Dresser Industries, Inc., a supplier of products and technical services to the energy industry, until 1996. From 1997 to 2000, he was a Managing Director of SMG Management L.L.C., a privately owned investment group. Mr. Murphy is also a director of Coastal Energy Company.

Mr. Norris was actively engaged in Grace’s business from 1998 until his retirement as Chief Executive Officer in 2005.  Since his retirement, Mr. Norris has provided consulting services to Grace.  He is also a director of FMC Corporation and Sealy Corp. He performs advisory services for Kohlberg Kravis Roberts & Co., currently the majority shareholder of Sealy Corp.

Mr. Steffen most recently served as Vice Chairman of Citicorp and its principal subsidiary, Citibank N.A.  Since his retirement in 1996, he has been a consultant to a number of companies and public accounting firms and served on committees advising the Financial Accounting Standards Board. Mr. Steffen is also a director of Accelrys, Inc., ViaSystems, Inc. and several private companies in which he has an ownership stake.

Mr. Tomkins  is currently serving as interim CFO for Renewable Chemicals Corporation, a privately held manufacturer of bio intermediates for replacement of petroleum products in certain chemical compounds.  He served as Senior Vice President and Chief Financial Officer of Innovene, a petrochemical and oil refining company that is now part of the INEOS Group, from 2005 until January 2006.  He served as CFO of Vulcan Materials Company from 2001 to 2005.  Mr. Tomkins is a member of the Board of Directors of CVR Energy, Inc., a publicly held oil refining company.

Mr. Vanderslice served as Chairman and Chief Executive Officer of M/A-COM, Inc., a designer and manufacturer of radio frequency and microwave components, devices and subsystems for commercial and defense applications, from 1989 until 1995. He is currently a private investor. As Lead Independent Director, Mr. Vanderslice presides at all executive sessions of the Board.

Messrs. Corcoran, McGowan, Poling, Shelnitz and Tarola have been actively engaged in Grace’s business for the past five years. Mr. Tarola is a director of 14 registered mutual funds sponsored by Legg Mason, Inc. Mr. Poling is a director of Foamex International, Inc.

Mr. Bonham joined Grace in 2005 as vice president and general manager of Grace Construction Products’ European operations.  Prior to joining Grace, he was president and general manager, from 2004 to 2005, and vice president and general manager, from 2002 to 2004, of Invensys Controls Americas.  Before joining Invensys Controls, he held positions of increasing responsibility at General Electric and Honeywell.

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

Other Committees

We have standing Nominating and Governance, Compensation and Corporate Responsibility Committees. The members of each of these committees are John F. Akers, H. Furlong Baldwin, Ronald C. Cambre, Marye Anne Fox, John J. Murphy, Christopher J. Steffen, Mark E. Tomkins and Thomas A. Vanderslice, each of whom meets the independence standards of the New York Stock Exchange. Mr. Vanderslice serves as Chair of the Nominating and Governance Committee, Mr. Akers serves as Chair of the Compensation Committee and Dr. Fox serves as Chair of the Corporate Responsibility Committee.  A complete description of the responsibilities of the Board committees is set forth in their respective committee charters which are available on the Internet at www.grace.com/About/Leadership/Governance/.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16 of the Securities Exchange Act of 1934, as amended, our directors, certain of our officers, and beneficial owners of more than 10% of the outstanding Grace common stock are required to file reports with the SEC concerning their ownership of and transactions in Grace common stock or other Grace securities; these persons are also required to furnish us with copies of these reports. Based upon the reports and related information furnished to us, we believe that all such filing requirements were complied with in a timely manner during and with respect to 2007.

Code of Ethics for Principal Officers

The Board of Directors and the Audit Committee have adopted Business Ethics and Conflicts of Interest policies, which apply to all of our directors, officers, and employees, including our principal officers. These policies are accessible through our Internet website, www.grace.com/About/Leadership/Governance/, and are available in hard copy, free of charge, by contacting Grace Shareholder Services at 410-531-4167.  We granted no waivers to these policies during 2007. We intend to promptly post on our website any amendments or waivers to these policies affecting any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The Board of Directors has designated seven Grace officers (including the executive officers named in the Summary Compensation Table) as “executive officers.”  The executive officers include the Chief Executive Officer (CEO), Chief Financial Officer and vice presidents who are in charge of operating segments or principal functions or who have policy-making authority for Grace.  The Board of Directors has delegated authority for administering the compensation program for executive officers and other members of senior management to the Compensation Committee.  The Board has appointed all of the independent members of the Board to serve as members of the Compensation Committee.

A complete description of the responsibilities of the Compensation Committee is set forth in the Grace Compensation Committee Charter which is available on the Internet at www.grace.com/About/Leadership/Governance/.  The Compensation Committee and the Board review and revise the charter as necessary.  In this Compensation Discussion and Analysis, unless the context otherwise requires, the terms “we”, “our” and “the committee” refer to the Compensation Committee.

We, the committee, are responsible for reviewing and approving all executive officers’ compensation, including:

•                  base salary;

•                  annual incentive compensation;

•                  long-term incentive compensation;

•                  employment agreements;

•                  severance arrangements;

•                  change-in-control agreements; and

•                  any special or supplemental benefits.

We also review and approve all corporate goals and objectives used in determining the compensation of each executive officer.  We evaluate each executive officer’s performance in light of those goals and objectives and we approve each executive officer’s compensation based on this evaluation.  In determining the long-term incentive component of an executive officer’s compensation, we consider the value of similar incentive awards to executive officers with similar titles at comparable companies and the awards given to the executive officer in previous years.  We also approve the annual and long-term incentive programs applicable to other salaried personnel in which the executive officers participate.

We receive advice and legal and administrative assistance from the Grace human resources department and legal services group in meeting our responsibilities.  We also have authority to retain advisors from outside of Grace.  During 2007, we used the services of Watson Wyatt Worldwide, a human resources consulting firm, and we expect to continue working with Watson Wyatt during 2008.  We instructed Watson Wyatt to compile competitive compensation data and, based upon such data, to recommend ranges of annual and long-term compensation that are consistent with our compensation philosophy and objectives as discussed below.  We also asked Watson Wyatt to provide suggestions and alternatives regarding the form of various elements of executive compensation.  We expect Watson Wyatt and Grace executive officers, including the CEO, General Counsel and Senior Vice President of Administration, and their respective subordinates, to meet, exchange information and otherwise cooperate in the performance of their respective duties outside committee meetings.  Watson Wyatt also provides consulting services to Grace in connection with its employee benefit plans.

Executive Compensation Philosophy and Objectives

General

The key objective of the Grace executive compensation program is to enable Grace to compete effectively with other firms in attracting, motivating and retaining the executives that Grace needs to ensure its future growth and business success.  We intend the incentive compensation portion of the program to align closely the financial interests of Grace executives with those of Grace’s stakeholders (including creditors, security holders and others with an interest in the Chapter 11 proceedings).  Because senior executives have a substantial ability to influence business success, we believe that the portion of compensation that is at-risk based on corporate performance should increase as the level of responsibility of the executive increases.  We also expect the executive compensation programs to be consistent with a culture of ethical conduct, personal integrity and compliance with Grace policies and applicable law.  We require executives to set an example for employees and other Grace business associates in emphasizing the Grace Core Values in their daily business conduct.  The Grace Core Values consist of a commitment to teamwork, performance, integrity, speed and innovation, and are the foundation of the Grace corporate culture.

The program is designed to reward executives for the achievement of corporate goals and objectives, taking into account both individual performance and contributions to the success of the overall management team.  The individual performance evaluation is based on our assessment of an executive officer’s leadership, technical skill, management and operational performance, and potential to contribute to Grace’s future success.  In evaluating executive officers other than the CEO, we receive substantial input from the CEO.  The CEO proposes compensation levels for the other executive officers and, although not a member of the committee, attends our meetings and participates in our deliberations regarding compensation levels for the other executive officers, but is excused from deliberations regarding his own compensation and executive sessions.  Although we have not received such a request, at the request of the CEO, we would very likely hold a special meeting of the committee.

Once we have completed an evaluation of an executive’s overall performance, we review the executive’s existing compensation and compensation potentially payable to the executive.  An executive’s outstanding equity-based awards are not considered in setting future compensation.  We then consult with Watson Wyatt for an assessment of the competitiveness of Grace executive officer compensation relative to certain benchmark companies in the chemicals, materials and specialty chemicals industry, that we deem our peer group and relative to certain broad industry data.  We selected the benchmark companies as our peer group based upon our judgment regarding the likelihood that they would compete with us for executive talent and the availability of public information regarding their compensation practices.  We periodically review the composition of the peer group to ensure that it remains relevant.  For 2007, the peer group consisted of:

Albemarle	Hercules
Cabot	International Flavors & Fragrances
Eastman Chemical	PPG Industries
EcoLab	Rohm & Haas
Fuller (H.B.)	Sigma-Aldrich

The broad industry data that we generally review is included in studies produced by Mercer, Towers Perrin, Hewitt and Watson Wyatt for any given compensation year.  The chemicals and non-durable goods sections of such surveys were used, in each case, appropriately scoped to reflect Grace’s revenues. This data is used as a secondary reference for executive officer compensation, largely as a check on the peer group levels, as well as to determine if there are any identifiable non-industry trends in compensation.

We intend that the annual compensation paid to Grace executives (consisting of salary plus annual incentive compensation) fall within a range that approximates the 50th percentile, and that long-term incentive compensation fall within a range that approximates the 60th percentile, of the practices of the peer group companies and broad industry data when performance objectives are achieved.  We selected these percentile targets because they are generally consistent with the historical practices of the peer group.  In applying these targets, we do not base our decision on a mathematical analysis of the available data; rather, we use our judgment after considering all available information.  If performance objectives are exceeded, we believe that incentive compensation should be above these levels, and when performance objectives are not achieved, incentive compensation should be below these levels.  The bias toward incentive compensation reflected in these percentages is in keeping with our intention to align executive and stakeholder interests.

Since Grace’s Chapter 11 filing, we have not included Grace common stock and stock options in the executive compensation program.  Accordingly, Grace incentive compensation programs are currently 100% cash-based, although equity incentives awarded prior to 2002 remain outstanding.  We have requested that the Corporate Secretary inform the committee if an executive officer wishes to enter into any transaction involving Grace equity securities.  Following Grace’s emergence from Chapter 11, we will consider including equity incentives in the executive compensation program.

We believe that income before interest and taxes is generally the best indicator of the performance of the Grace business for incentive compensation purposes.  Income before interest and taxes includes the factors that the executive team generally has the ability to affect and excludes the cost of capital and tax rates that we believe are generally unrelated to business performance or management control.  However, this income measure is significantly affected by other factors that Grace executives are generally unable to influence such as the substantial costs of the Chapter 11 proceedings, legacy liabilities, income from insurance settlements and pension income and expense.  As a result, our performance metric for incentive compensation purposes is pre-tax income from core operations (calculated as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary Financial Information and Metrics” in the financial supplement) adjusted to eliminate the effect of:  certain unusual or one-time events; changes in pension expense (related to core operations) and Long Term Incentive Program, or LTIP, expense from year to year; and, for the LTIP, the effect of major acquisitions or divestments.  We generally refer to this performance metric as pre-tax income from core operations as adjusted.  Grace core operations are comprised of the financial results of Grace Davison, Grace Construction Products, and the costs of corporate activities that directly or indirectly support their business operations.  Excluded from pre-tax income from core operations and pre-tax income from core operations as adjusted are all other events and transactions not directly related to the generation of operating revenue or the support of our core operations.

            Chief Executive Officer

Our process for determining the compensation of the CEO is similar to the process we apply to other executive officers.  We review and approve corporate goals and objectives used in determining the compensation of the CEO.  We evaluate the CEO’s performance in light of those goals and objectives and have sole authority to determine the CEO’s compensation based on this evaluation subject to the terms of his employment agreement, that are discussed below in this Compensation Discussion and Analysis and under the Summary Compensation Table and Potential Payments Upon Termination or Change-In-Control Table.  The CEO plays no part in our deliberations or approval of his compensation.

We believe the CEO’s compensation should be substantially higher than the compensation of other executive officers because the CEO is uniquely positioned to influence all aspects of Grace’s operations and performance and the resulting return to our stakeholders.  In addition, we believe there exists a robust competition for effective CEO talent among companies the size of Grace and, in this environment, a competitive compensation package is essential for retention.  Our view is consistent with the practices of the peer group companies and the broad industry data that we have reviewed.

Base Salary

To ensure comparability with other companies, as well as consistency and uniformity within Grace, all management positions have been assigned to salary ranges based upon broad industry data.  Individual salaries and salary increases for executive officers are set within the salary ranges based on the median annual base salaries paid to individuals who hold comparable positions at the peer group companies, salary levels of peers and subordinates within Grace, individual performance and the amount budgeted for salary increases.  Although these factors apply to Mr. Festa his base salary is also subject to the terms of his employment agreement.  Grace executives are generally eligible for annual salary reviews.

For 2007, Grace established a guideline for base salary merit increases applicable to all Grace U.S. salaried employees of 3.7%.  Grace determined the amount of the guideline based on a review of projected wage increases in the U.S. chemical industry and certain additional data applicable to the geographic regions in which Grace has its major operations.  Base salary merit increases for the Grace executive officers listed below in the Summary Compensation Table, referred to herein as named executive officers, other than Mr. Festa, were generally in line with those of other salaried employees, ranging from 3.3% to 8.7%.  We increased Mr. Festa’s base salary by 11.1% to reflect our view of his individual contribution to the performance of Grace during 2006 and 2007.

Annual Incentive Compensation

The Annual Incentive Compensation Program, or AICP, is a cash-based pay-for-performance incentive program.  Its purpose is to motivate and reward executive officers, and other upper- and middle-level employees, for their contributions to Grace performance and align their financial interests with those of Grace stakeholders by making a significant portion of their annual compensation variable and dependent upon Grace’s annual financial performance.  The amount of an individual incentive award payment under the AICP is based upon:

•                  the individual’s annual incentive target amount;

•                  the change in Grace pre-tax earnings from core operations as adjusted; and

•                  the individual’s personal performance.

The AICP targets for the named executive officers (other than Mr. Festa) for 2007 range from 65% to 80% of base salary and actual awards may range from $-0- to an amount equal to twice the target amount, based on business and individual performance.  The AICP targets for executive officers are generally set within the target range based on the median annual bonus paid to individuals who hold comparable positions at the peer group companies.  Although these factors also apply to Mr. Festa, his AICP target is also subject to the terms of his employment agreement, which requires a minimum AICP target of 100% of base salary.  For 2007, Mr. Festa’s AICP target is 100% of base salary.

For 2007, the target performance objective was an 8% increase, and the maximum compensable performance objective was a 35% increase, in pre-tax earnings from core operations as adjusted over pre-tax earnings from core operations for 2006.  The target performance objective reflects our collective view of good performance by Grace based upon Grace’s historical performance and the long-term historical performance of the peer group.  Generally, no awards are earned for any year if pre-tax earnings from core operations as adjusted is less than 80% of the prior year’s pre-tax earnings from core operations; provided however, that we have discretion to establish or increase the size of the incentive pool even if performance measures are not achieved.  We usually make AICP awards during the first quarter for the current compensation year.

Based on 2007 operating performance, the aggregate AICP incentive pool was established at 127.0% of the targeted awards.  Mr. Festa’s 2007 AICP award payment (159% of his target award) reflects his individual contribution to the performance of Grace for the year in the judgment of the committee.  Mr. Tarola’s 2007 AICP award payment was generally in line with the incentive pool.  Mr. Poling’s 2007 AICP award payment (155% of his target award) reflects the increased responsibility he assumed during the year with the transfer of the Darex product line to Grace Davison as well as his individual contribution to the performance of Grace for the year in the judgment of the committee.  Mr. Bonham’s 2007 AICP award payment (176% of his target award) reflects the increased responsibility he assumed as a result of his promotion to President, Grace Construction Products as well as his individual contribution to the performance of Grace for the year in the judgment of the committee.  Mr. Shelnitz’s 2007 AICP award payment (153% of his target award) reflects the committee's view of his individual performance within the context of Grace’s challenging legal environment.

Long-Term Incentive Compensation

The LTIPs are cash-based incentive programs.  Their purpose is to motivate and reward approximately 225 upper-level Grace employees, including the executive officers, for their contributions to Grace performance over a multi-year period and align their financial interests with those of Grace stakeholders by making a significant portion of their total compensation variable and dependent upon Grace’s sustained financial performance.  The LTIP target opportunities for these employees are based on the 60th percentile of long-term compensation opportunities of individuals who hold comparable positions at the peer group companies (in the case of the executive officers) and broad industry data for other participants.  Due to our Chapter 11 status, we view the cash-based LTIP as a substitute for the equity incentive programs that other public companies generally make available to their senior executives.

The Bankruptcy Court has approved the LTIPs for each of the 2005-2007, 2006-2008 and 2007-2009 performance periods.  Awards under these LTIPs are payable 100% in cash, based on the extent to which Grace achieves certain performance targets.  These LTIP payouts are based on the compound annual growth in our pre-tax income from core operations as adjusted over the performance period using results for the year prior to the first year of the performance period as the baseline.  We generally refer to this growth objective as a CAGR.  For these LTIPs, the CAGR objective is 6% and the maximum compensable CAGR objective is 25%.  The CAGR objective reflects our collective view of good performance by Grace based upon Grace’s historical performance and the long-term historical performance of the peer group.  The LTIP target is lower than the AICP target because the LTIPs are designed to incentivize sustained growth over a long-term period, which we believe is generally more difficult to achieve than annual performance targets.  The LTIP award payouts may range from $-0- to an amount equal to twice the target amount, based on Grace’s operating performance.  No award payouts are earned under these LTIPs if the CAGR for the performance period is zero or negative.

During 2007, we reviewed the LTIP awards for our named executive officers, other than Mr. Festa, and determined that the outstanding LTIP awards for previous years were significantly below the 60th percentile of the practices of the peer group companies and broad industry data.  In order to more closely align the long-term compensation of the named executive officers with the long-term compensation of similar executives at the peer group companies and broad industry data, we made additional awards to the named executive officers, other than Mr. Festa, under the 2005 and 2006 LTIPs.

We believe that the LTIP awards encourage executive retention because the right to any pending payment under an LTIP is generally subject to forfeiture if the executive ceases employment with us prior to age 62.  We generally grant LTIP awards during the first year of the performance period.

Pension Plan/Supplemental Executive Retirement Plan

As described below under “Pension Benefits,” payments under Grace’s tax-qualified pension plan are calculated using annual compensation, including base salary and AICP awards, and years of credited Grace service.  We believe that retirement compensation that increases with increases in years of service and annual compensation is an effective recruiting and retention tool for our employees, including our executive officers.  For 2007, federal income tax law limits to $225,000 the annual compensation on which benefits under the tax-qualified pension plan may be based.  As a result, we have implemented a Supplemental Executive Retirement Plan, generally referred to as a SERP, that currently applies to approximately 70 upper-level employees, including the executive officers, whose annual compensation exceeds that amount, under which each such employee will receive the full pension to which that employee would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law.  The SERP is unfunded and is not qualified for tax purposes.

Savings and Investment Plan/Replacement Payment Program

We generally offer a tax-qualified 401(k)-type Savings and Investment Plan, or S&I Plan, to employees under which they may save a portion of their annual compensation in investment accounts on a pre- or post- tax basis.  Grace currently matches 100% of employee savings under the plan up to six percent of the employee’s base salary and annual incentive compensation.  We believe that a 401(k)-type plan with a substantial company match that increases (in dollar amount, not percentage of compensation) with the level of participation in the plan and increases in the employee’s annual compensation is an effective recruiting and retention tool for our employees, including our executive officers.  For 2007, federal income tax law limits the total contributions, which include an employee’s contribution plus the employer’s matching contributions, that can be made to an employee’s 401(k) plan account to $45,000 and qualifying annual compensation for 401(k) plan purposes to $225,000.  As a result, we have implemented an S&I Plan Replacement Payment Program that currently applies to approximately 75 of our employees, including our executive officers, whose annual compensation exceeds $225,000 under which each such employee will receive the full Grace matching payments to which that employee would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law.

Executive Personal Benefits

We believe that executives generally should not be treated differently than the general employee population when it comes to personal benefits and therefore, we have limited executive personal benefits.  During 2007, these personal benefits for the named executive officers were generally limited to financial counseling and tax preparation services limited to no more than $10,000 for Mr. Festa and $4,000 for the other named executive officers. We eliminated this personal benefit during 2007.  Mr. Festa has access to corporate aircraft at Grace expense for reasonable personal travel.  Due to his overseas assignment in Belgium, Mr. Bonham receives certain expatriate benefits that are generally available to Grace executives that are U.S. citizens stationed abroad.  We intend that these benefits compensate Grace’s expatriate executives for the additional economic costs they face as a result of their foreign service including housing costs, higher cost of living, family leave in the U.S., local transportation expenses, children’s tuition, foreign income taxes and increases in U.S. taxes caused by such benefits.

Change-In-Control Severance Agreements

As described below under “Change-In-Control Severance Agreements,” Grace has entered into change-in-control severance agreements with each of the named executive officers.  The provisions in these agreements are based on competitive practice and are designed to ensure that the executive officers’ interests remain aligned with the interests of the Grace stakeholders if a potential change in control occurs.  Payments under these agreements are triggered by the involuntary termination of the executive officer’s employment without cause (including constructive termination caused by a material reduction in his or her authority or responsibility or by certain other circumstances) following a “change in control.”  A change in control situation often undermines an executive officer’s job security, and it is to Grace’s and its stakeholders’ benefit to encourage the Grace executive officers to seek out beneficial transactions and to remain employed through the closing of any transaction, even though their future employment at Grace may be uncertain.  The change-in-control severance agreements are designed to reinforce and encourage the continued attention and dedication of the executive officers to their assigned duties without distraction in the face of potentially adverse circumstances arising from the possibility of a change in control of Grace.  Certain terms of these agreements are described below under the Potential Payments Upon Termination or Change-In-Control Table.

Severance Arrangements

As described below under “Severance Arrangements,” we have entered into severance agreements with each of the named executive officers, other than Mr. Festa, whose severance arrangements are included in his employment agreement, and Mr. Bonham, whose severance arrangements were established by committee approval.  Payments under these arrangements are triggered by involuntary termination of employment under most circumstances.  The Grace severance arrangements are designed to encourage and reinforce the continued attention and dedication of our executive officers to their assigned duties without undue concern regarding their job security.  Certain terms of these agreements are described below under the Potential Payments Upon Termination or Change-In-Control Table.

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

Employment Agreements

Grace has entered into an employment agreement with Mr. Festa pursuant to which he serves as CEO of Grace.  Certain terms of this employment agreement are described below under the Summary Compensation Table and Potential Payments Upon Termination or Change-In-Control Table.  This agreement was approved by the Bankruptcy Court and was designed to encourage Mr. Festa to accept his appointment as CEO of Grace, remain with Grace and work diligently in pursuit of corporate objectives.  Mr. Festa’s employment agreement includes a minimum salary and AICP target that were negotiated with Mr. Festa and are based on his business experience, his past performance as Chief Operating Officer of Grace and a competitive analysis of the base salary and annual bonus paid to CEOs at the peer group companies.  The agreement also provides for retention payments that are designed to encourage Mr. Festa to make a long-term commitment to Grace through the uncertainty of the Chapter 11 process in lieu of other opportunities that may be available to him, and severance payments that are designed to encourage and reinforce Mr. Festa’s continued attention and dedication to his assigned duties without undue concern regarding his job security.

Grace has also entered into an employment agreement with Mr. Tarola.  Certain terms of this employment agreement are described below under the Summary Compensation Table and Pension Benefits Table.  This agreement includes currently effective provisions regarding severance payments and enhanced pension payments.  This agreement was negotiated on an arms-length basis prior to the time Mr. Tarola joined Grace.  The payments required by this agreement were designed to encourage Mr. Tarola to join and remain with Grace in lieu of other employment opportunities available to him.

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

Compensation Committee Report

We, the undersigned members of the Compensation Committee of the Board of Directors of Grace, have reviewed Grace’s Compensation Discussion and Analysis for 2007 and have discussed it with Grace management.  Based on our review and this discussion, we recommend to the Board that the Compensation Discussion and Analysis be included in Grace’s Annual Report on Form 10-K.

COMPENSATION COMMITTEE

John F. Akers, Chair

H. Furlong Baldwin

Ronald C. Cambre

Marye Anne Fox

John J. Murphy

Christopher J. Steffen

Mark E. Tomkins

Thomas A. Vanderslice

Summary Compensation Table

The following table sets forth the compensation we paid for services rendered during the fiscal year ended December 31, 2007 to our Chief Executive Officer, our Chief Financial Officer and each of our other three most highly compensated executive officers who were executive officers as of December 31, 2007, determined by reference to total compensation (reduced by the amount set forth in the table below under the caption “Change in Pension Value and Nonqualified Deferred Compensation Earnings”) earned by such individuals for the 2007 fiscal year.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings (b) ($)	All Other Compensation(c) ($)	Total ($)
					AICP	LTIP (a)
A. E. Festa	2007	862,500	-0-	-0-	1,375,000	2,399,800	326,000	916,470	5,879,770
President & Chief Executive Officer	2006	789,167	-0-	-0-	1,250,000	1,502,233	56,000	244,525	3,841,925

R. M. Tarola	2007	439,333	-0-	-0-	440,000	611,833	682,000	58,594	2,231,760
Senior Vice President & Chief Financial Officer	2006	426,667	-0-	-0-	460,000	769,500	295,000	101,284	2,052,451

G. E. Poling	2007	412,667	-0-	-0-	500,000	743,333	560,000	53,342	2,269,342
Vice President	2006	385,000	-0-	-0-	460,000	771,667	158,000	77,407	1,852,074

D. A. Bonham	2007	311,667	-0-	-0-	360,000	301,765	33,000	488,537	1,494,969
Vice President

M. A. Shelnitz	2007	336,000	-0-	-0-	335,000	453,167	237,000	39,957	1,401,124
Vice President, Secretary and General Counsel

(a)	2007 amount consists of the following payments that we expect to make in March 2008 pursuant to the 2005-2007 and 2006-2008 Long-Term Incentive Programs, or LTIPs, as follows:

Name	Final Payment 2005-2007 LTIP	Initial Payment 2006-2008 LTIP $	Total $
A. E. Festa	1,836,467	563,333	2,399,800
R. M. Tarola	461,833	150,000	611,833
G. E. Poling	543,333	200,000	743,333
D. A. Bonham	201,765	100,000	301,765
M. A. Shelnitz	353,167	100,000	453,167

(b)

2007 amount consists of the aggregate change in the actuarial present value of the individual’s accumulated benefit under the Grace Pension Plan, the Grace Supplemental Executive Retirement Plan and, in the case of Mr. Tarola supplemental benefits pursuant to the terms of his employment agreement, from December 31, 2006 to December 31, 2007 assuming a 6.25% discount rate and retirement at age 62 with benefits payable on a straight life annuity basis and other assumptions used for financial reporting purposes under generally accepted accounting principles as described in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 19 (Pension Plans and Other Postretirement Benefits Plans) to the Consolidated Financial Statements.  The 2007 amount reflects changes from the method used in prior years to calculate pension values including our revised data collection procedures.

(c)	2007 amount consists of the following:

	(i)	retention payment of $750,000 pursuant to Mr. Festa’s employment agreement;

(ii)

our aggregate incremental cost of providing personal benefits if the aggregate amount of personal benefits provided to the individual equals or exceeds $10,000.  Except as specified below, these personal benefits are limited to financial counseling and tax preparation services.  The following additional personal benefits exceed the greater of $25,000 or 10% of the total amount of personal benefits for that individual and we are required to separately report them under SEC rules:

		(A)	for Mr. Festa, $33,873 for personal use of Grace-provided aircraft, and

(B)

for Mr. Bonham, certain expatriate benefits related to his overseas assignment in Belgium that are generally available to Grace executives that are U.S. citizens stationed abroad including, bank fees, U.S. housing maintenance, local transportation expenses, estimated gross up for U.S. income taxes resulting from Grace expatriate benefits—$172,400, travel allowance related to family leave in the U.S.—$27,851, and the following items paid in Euros and converted at exchange rates prevailing at the time such amounts were paid:  foreign tax payments—$28,349, cost of living allowance—$61,976, overseas housing allowance—$95,667, and children’s tuition reimbursement—$37,106;

	(iii)	our contributions to the Savings and Investment Plan, or S&I Plan, as follows: Mr. Festa—$13,500, Mr. Tarola—$13,500, Mr. Poling—$12,525, Mr. Bonham—$13,500 and Mr. Shelnitz—$13,500;

(iv)

payments pursuant to the S&I Plan Replacement Payment Program to persons whose personal and/or Grace contributions to the S&I Plan would be subject to limitations under federal income tax law, as follows:  Mr. Festa—$113,250, Mr. Tarola—$40,460, Mr. Poling—$38,860, Mr. Bonham—$23,500 and Mr. Shelnitz—$25,260;

	(v)	the value of Grace-provided personal liability insurance, as follows: Mr. Festa—$1,200, Mr. Tarola—$900, Mr. Poling—$600, Mr. Bonham—$200 and Mr. Shelnitz—$600; and

(vi)	the value of Grace-provided life insurance, as follows: Mr. Festa—$2,097, Mr. Tarola—$3,734, Mr. Poling—$1,357, Mr. Bonham—$224 and Mr. Shelnitz—$597.

CEO Employment Agreement

Grace has entered into an employment agreement with Mr. Festa pursuant to which he serves as CEO of Grace.  Under this employment agreement, Mr. Festa is entitled to an initial base annual salary of $760,000. His targeted award under the AICP for 2005 and each calendar year thereafter is 100% of his base salary earned during the applicable year (or greater, as determined by the Board).  Under the Agreement, Mr. Festa may also participate in the LTIPs.  Mr. Festa’s agreement also provides for retention payments, which will generally be triggered by Mr. Festa remaining employed by Grace through a specified period, and certain payments in the event that Mr. Festa’s employment is involuntarily terminated.  These retention and severance payments are discussed below under the Potential Payments Upon Termination or Change-In-Control Table.

CFO Employment Agreement

Grace has also entered into an employment agreement with Mr. Tarola.  This agreement includes currently effective provisions regarding severance payments and enhanced pension payments.  Other terms of this agreement are discussed below under the Pension Benefits Table.

Grants of Plan-Based Awards in 2007

The following table provides information regarding grants under our Annual Incentive Compensation Program, or AICP, and Long Term Incentive Program, or LTIP, to the executive officers named in the Summary Compensation Table during 2007.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Plan	Threshold ($)	Target ($) (2)	Maximum ($) (2)

A. E. Festa	2007 AICP	215,625	862,500	1,725,000
	2007-2009 LTIP	-0-	1,690,000	3,380,000
	2006-2008 LTIP (3)	-0-	-0-	-0-

R. M. Tarola	2007 AICP	85,670	342,680	685,359
	2007-2009 LTIP	-0-	500,000	1,000,000
	2006-2008 LTIP (3)	-0-	100,000	200,000

G. E. Poling	2007 AICP	80,467	321,866	643,732
	2007-2009 LTIP	-0-	650,000	1,300,000
	2006-2008 LTIP (3)	-0-	200,000	400,000

D. A. Bonham	2007 AICP	51,250	205,000	410,000
	2007-2009 LTIP	-0-	500,000	1,000,000
	2006-2008 LTIP (3)	-0-	185,000	370,000

M. A. Shelnitz	2007 AICP	54,600	218,400	436,800
	2007-2009 LTIP	-0-	325,000	650,000
	2006-2008 LTIP (3)	-0-	50,000	100,000

(1)

Actual payments pursuant to the 2007 AICP, final payments pursuant to the 2005-2007 LTIP and initial payments pursuant to the 2006-2008 LTIP that we expect to pay in March 2008 have been determined and are reflected in the Summary Compensation Table.

(2)	For AICP, amounts are based upon base salary actually paid during 2007.
(3)

Including these grants, the following executive officers hold aggregate outstanding awards under the 2006-2008 Long Term Incentive Program with target payouts and maximun payouts as follows: Mr. Festa—$1,690,000 and $3,380,000; Mr. Tarola—$450,000 and $900,000; Mr. Poling—$600,000 and $1,200,000; Mr. Bonham—$300,000 and $600,000; and Mr. Shelnitz—$300,000 and $600,000. The initial payments pursuant to these awards, that we expect to pay in March 2008, have been determined and are reflected above in the Summary Compensation Table

.

Annual Incentive Compensation Program (AICP)

Our Annual Incentive Compensation Program, or AICP, is a cash-based pay-for-performance incentive program.  Awards under the AICP are allocated from the corporate incentive pool that is determined by the extent to which business performance objectives are achieved.  In order to generate an incentive pool amount sufficient to pay all participants their target award, our pre-tax income from core operations as adjusted must be 8% higher than the prior year’s pre-tax income from core operations.  If our pre-tax income from core operations as adjusted is greater than or equal to 35% higher than the prior year’s pre-tax income from core operations, the incentive pool is funded in an amount sufficient to pay all participants two times their target award.  If our pre-tax income from core operations as adjusted is 80% of the prior year’s pre-tax income from core operations, the incentive pool is funded in an amount sufficient to pay all participants 25% of their target award.  Generally, no awards are earned if pre-tax income from core operations as adjusted is less then 80% of the prior year’s pre-tax income from core operations.  The Compensation Committee has discretion to establish or increase the size of the incentive pool even if performance measures are not achieved.  Once the incentive pool is established, an executive officer’s award payment is determined based on the individual’s target award, performance and other factors determined by the Compensation Committee.

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

Long-Term Incentive Program (LTIP)

Our long-term incentive programs are multi-year, cash-based, pay-for-performance incentive programs.  Awards under the LTIPs are payable 100% in cash, based on the extent to which we achieve a specified compound annual growth in our pre-tax income from core operations as adjusted over the three-year performance period using results for the year prior to the first year of the performance period as the baseline.  We generally refer to this growth objective as a CAGR.  In order to earn the target award, our CAGR must be 6% and, to earn the maximum of two times the target award, our CAGR must be 25%.  No awards are earned if the CAGR is zero or negative.

LTIP Compound Annual Growth Rate (CAGR) as of December 31, 2007

LTIP	CAGR
2005-2007 LTIP (full 3-year period)	14.04%
2006-2008 LTIP (partial 2-year period)	15.40%

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

Based on 2005-2007 operating performance, final payments under the 2005 LTIP are calculated based upon 142% of the target for each participant.  Based on 2006-2008 operating performance, partial payments under the 2006 LTIP are calculated based upon 149% of the target for each participant but limited to 50% of the target amount for those two years.

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

If an employee whose employment terminates prior to the end of an LTIP performance period receives an LTIP award payment for that performance period, the amount of the LTIP award payment will be prorated for the period of the employee’s service during the performance period.  Assuming the employment of the executive officers named in the Summary Compensation Table was terminated as of December 31, 2007 and the 2006 and 2007 LTIPs pay out at the target amounts, under any of the above-listed circumstances, the executive officers would be eligible for payments under their outstanding LTIPs as follows:

Name	2005-2007 LTIP $	2006-2008 LTIP $	2007-2009 LTIP $
A. E. Festa	1,836,467	1,126,666	563,333
R. M. Tarola	461,833	300,000	166,667
G. E. Poling	543,333	400,000	216,667
D. A. Bonham	201,765	200,000	166,667
M. A. Shelnitz	353,167	200,000	108,332

In the discretion of the Compensation Committee, an employee whose employment terminates for a reason that is not described above (i.e. involuntary termination not for cause or transfer to the buyer of a Grace business unit) prior to the payout date may receive an LTIP award payment.

Stock Options Granted in 2007

We granted no stock options or other equity awards to the executive officers named in the Summary Compensation Table during 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding stock options held by the executive officers named in the Summary Compensation Table as of December 31, 2007.  All of these stock options were granted prior to 2002.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
A. E. Festa	-0-	-0-	-0-	N/A	N/A
R. M. Tarola	100,000	-0-	-0-	16.1875	5/10/2009
	75,000	-0-	-0-	13.4688	5/9/2010
	27,900	-0-	-0-	2.4000	3/7/2011
G. E. Poling	50,000	-0-	-0-	19.4688	3/31/2008
	35,000	-0-	-0-	13.4688	5/9/2010
	16,500	-0-	-0-	2.4000	3/7/2011
D. A. Bonham	-0-	-0-	-0-	N/A	N/A
M. A. Shelnitz	13,000	-0-	-0-	19.4688	3/31/2008
	22,000	-0-	-0-	12.8125	3/3/2009
	25,000	-0-	-0-	13.4688	5/9/2010
	8,200	-0-	-0-	2.4000	3/7/2011

Option Exercises And Stock Vested

The following table provides information regarding the exercise of options held by the executive officers named in the Summary Compensation Table during 2007.  All of these stock options were granted prior to 2002.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
A. E. Festa	-0-		-0-	-0-	-0-
R. M. Tarola	-0-		-0-	-0-	-0-
G. E. Poling	10,789	*	133,335	-0-	-0-
D. A. Bonham	-0-		-0-	-0-	-0-
M. A. Shelnitz	6,743	*	83,333	-0-	-0-

*  Exercised options had an expiration date of March 4, 2007.

Pension Benefits

The following table provides information regarding benefits under our Retirement Plan for Salaried Employees, or Pension Plan, our Supplemental Executive Retirement Plan, or SERP, and any supplemental pension arrangements under employment agreements for the executive officers named in the Summary Compensation Table.

Name	Plan Name	Number of Years Credited Service (years)	Present Value of Accumulated Benefit (1) ($)	Payments During Last Fiscal Year ($)
A. E. Festa	Pension Plan	4.08	59,000	-0-
	SERP	4.08	408,000	-0-
R. M. Tarola	Pension Plan	8.58	218,000	-0-
	SERP	8.58	682,000	-0-
	Supplemental (2)	8.58	924,000	-0-
G. E. Poling	Pension Plan	28.42	504,000	-0-
	SERP	28.42	1,120,000	-0-
D. A. Bonham	Pension Plan	2.25	30,000	-0-
	SERP	2.25	39,000	-0-
M. A. Shelnitz	Pension Plan	24.17	382,000	-0-
	SERP	24.17	583,000	-0-

(1)

The amounts shown comprise the actuarial present value of the executive’s accumulated benefit under the Pension Plan, SERP and, in the case of Mr. Tarola, supplemental pension arrangements, as of December 31, 2007, assuming a 6.25% discount rate and retirement at age 62 with benefits payable on a straight life annuity basis and other assumptions used for financial reporting purposes under generally accepted accounting principles as described in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 19 (Pension Plans and Other Postretirement Benefits Plans) to the Consolidated Financial Statements. The Pension Plan, SERP and supplemental arrangements provide for a reduction in pension payments to employees that opt for early retirement ranging from a 17% reduction for retirement at age 55 to no reduction for retirement at age 62. Mr. Tarola is eligible for early retirement under the Pension Plan, SERP and his supplemental arrangements.

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

Retirement Plan for Salaried Employees

Full-time salaried employees who are 21 or older and who have one or more years of service are eligible to participate in our Retirement Plan for Salaried Employees, or Pension Plan.  Under this basic retirement plan, pension benefits are based upon (a) the employee’s average annual compensation for the 60 consecutive months in which his or her compensation is highest during the last 180 months of continuous participation, and (b) the number of years of the employee’s credited Grace service.  The normal retirement age under the Pension Plan is 62, but participants may elect reduced payments upon early retirement beginning at age 55.  For purposes of the Pension Plan, compensation generally includes base salary and AICP awards; however, for 2007, federal income tax law limits to $225,000 the annual compensation on which benefits under the Pension Plan may be based.

Supplemental Executive Retirement Plan

We also have a Supplemental Executive Retirement Plan, or SERP, under which an employee will receive the full pension to which he or she would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law. In addition, the SERP recognizes deferred base salary, deferred annual incentive compensation awards and, in some cases, periods of employment during which an employee was ineligible to participate in the basic retirement plan. Commencing in 2001, we no longer permit deferrals of base salary or incentive compensation.

Supplemental Pension Arrangement

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

Potential Payments Upon Termination or Change-In-Control

The following table sets forth potential payments to executive officers named in the Summary Compensation Table in the event of the listed events calculated under the assumption that employment terminated on the last business day of 2007.  The following table does not include payments pursuant to contracts, agreements, plans and arrangements that do not discriminate in scope, terms or operation, in favor of executive officers and that are available generally to all salaried employees.  The value of payments to be made following termination of employment of the executive officers named in the Summary Compensation Table pursuant to the Grace SERP and supplemental pension benefits are described above under the caption “Pension

Benefits” and payments that are required to be made following termination of employment under designated circumstances pursuant to the Grace LTIPs are described above under the caption “Grants of Plan-Based Awards—Long Term Incentive Program (LTIP).”

	Involuntary Termination Without Cause (a) ($)		Involuntary Termination Without Cause Following Change-in- Control (c) (d) ($)		Death (e) ($)		Disability (f) ($)
A. E. Festa	3,150,000	(b)	5,400,000	(b)	900,000	(b)	390,000	(b)
R. M. Tarola	888,000		2,370,960		444,000		118,400
G. E. Poling	848,000		2,289,600		424,000		84,800
D. A. Bonham	540,000		1,890,000		360,000		132,000
M. A. Shelnitz	688,000		1,702,800		344,000		68,800

(a)	Consists of minimum severance payment pursuant to his employment agreement, in the case of Mr. Festa, or severance agreements in the case of the other executive officers.
(b)

In addition, if Mr. Festa’s termination (without cause), death or disability occurs after Grace’s emergence from Chapter 11, but prior to Mr. Festa’s receipt of the retention bonus of $1 million, then such amount shall be paid to him, or to his survivors, in the case of his death.

(c)	“Change-in-Control” is described below under “Change-In-Control Severance Agreements.”
(e)

Consists of the sum of payments under the Grace Executive Salary Protection Plan during the first year following death. During subsequent years after death until the specified termination year (reflecting the executive officer’s age as of December 31, 2007), the sum of payments each year would be as follows: Mr. Festa—$450,000, 2017, Mr. Tarola—$222,000, 2015, Mr. Poling—$212,000, 2017, Mr. Bonham—$180,000, 2017 and Mr. Shelnitz— $172,000, 2017.

(f)

Consists of the sum of payments under the Grace Executive Salary Protection Plan during the first year following disability, assuming the executive officer remains disabled for at least 12 consecutive months. Amounts reflect the offset of expected payments under Grace’s long-term and short-term disability programs that are based, in part, on the duration of the executive officer’s employment. During subsequent years after disability, the sum of payments each year to Mr. Festa would be $180,000 until the earlier of the month he was no longer deemed disabled or until he attained age 65 in 2024. Due to the offset of expected payments under Grace’s long-term and short-term disability programs, the other executive officers would not receive any additional payments under the plan after the first year of disability.

Contractual Termination Provisions

In 2005, the Compensation Committee and the Bankruptcy Court approved the terms of an employment agreement, dated January 19, 2005, pursuant to which Mr. Festa assumed the position of Chief Executive Officer of Grace on June 1, 2005. The term of this agreement is four years, ending on May 31, 2009.  Under the terms of this agreement, Mr. Festa will not be entitled to any unpaid award under the AICP or any LTIP if his employment with Grace terminates prior to the date that the award is paid to active Grace employees, except that Mr. Festa would be entitled to a pro-rated portion of such an unpaid award in the event that we terminate his employment without cause, he terminates his employment as a result of constructive discharge, or his employment terminates as a result of his death or disability before the applicable payment date. Assuming Mr. Festa’s employment was terminated as of December 31, 2007 under any of the above listed circumstances, Mr. Festa would be eligible to receive an AICP in the amount of his 2007 AICP payment as described above under “Summary Compensation Table” and LTIP payments as described above under the caption “Grants of Plan-Based Awards in 2007—Long Term Incentive Programs (LTIPs).”  Also, under the terms of the agreement, if we terminate Mr. Festa’s employment without cause, or he terminates his employment as a result of constructive discharge, prior to the expiration of the agreement, he would be entitled to a severance payment equal to two times a dollar amount equal to 175% of his annual base salary at the time of his termination.  Mr. Festa’s agreement also provides that he will be entitled to a Chapter 11 retention bonus of $1,750,000, payable in two installments. The first installment, in the amount of $750,000 was paid during 2007 and the second installment in the amount of $1 million is due November 13, 2008.  Mr. Festa will not be entitled to the second installment of the retention bonus if his employment is terminated prior to November 13, 2008, except in the case where his termination occurs after we emerge from Chapter 11 and is the result of (i) his resignation as a result of constructive discharge, (ii) termination by us not for cause, or (iii) his death or disability, in which case he would receive the second installment in addition to any severance payments to which he is otherwise entitled.  The foregoing description of Mr. Festa’s employment agreement does not purport to be complete and is qualified in its entirety by reference to the agreement, which has been filed with the SEC.

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

Severance Arrangements.  We have entered into severance agreements that establish severance arrangements with each of the named executive officers, other than Mr. Festa, whose severance arrangements are covered by his employment agreement, and Mr. Bonham, whose severance arrangements were established by Compensation Committee approval.  Under the terms of the severance arrangements applicable to the named executive officers, other than Mr. Festa, in the event of the involuntary termination of the executive officer’s employment under circumstances that would qualify the executive officer for severance pay under the severance plan that generally covers our salaried employees, the executive officer would be entitled to severance pay equal to two times his or her annual base salary or, in the case of Mr. Bonham, one and one-half times his annual base salary.  Other than with respect to the amount of severance, Mr. Bonham’s severance arrangements are the same as for the other named executive officers, other than Mr. Festa.  With respect to any executive officer who has another agreement regarding the payment of severance upon termination of employment, if such executive officer becomes entitled to severance under both the terms of the severance agreement and the other agreement, then the executive officer would only receive severance pay under the severance agreement, unless the other agreement provides for a greater amount of severance pay (in which case, the executive officer would only receive severance pay under the other agreement).  This description of the severance arrangements does not purport to be complete and is qualified in its entirety by reference to the form of executive severance agreement and the Grace Severance Pay Plan for Salaried Employees, each of which has been filed with the SEC.

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

Director Compensation

Under the compensation program for nonemployee directors in effect during 2007, each nonemployee director received an annual retainer of $75,000 in cash, 50% of which was paid in January and 50% of which was paid in December.  In addition, directors received $6,000 ($7,000 for directors holding a committee chair and $9,000 for the lead independent director) in cash for each meeting date in respect of the Board meeting and all committee meetings held on that date.  We reimburse directors for expenses they incur in attending Board and committee meetings and other activities incidental to their service as directors.  Our directors, and all Grace employees, are entitled to participate in the Grace Foundation’s Matching Grants Program.  We also maintain business travel accident insurance coverage for our directors.  Mr. Festa’s compensation is described above in the Summary Compensation Table.  Mr. Festa receives no additional compensation for serving as a member of the Board of Directors.

The following table sets forth amounts paid by Grace to our nonemployee directors in connection with their services to Grace during 2007.

Name	Fees Earned or Paid in Cash ($) (a)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
John F. Akers	117,000	-0-	-0-	(c)	-0-	-0-	3,000	(b)	120,000
H. Furlong Baldwin	111,000	-0-	-0-		-0-	-0-	-0-		111,000
Ronald C. Cambre	111,000	-0-	-0-		-0-	-0-	3,000	(b)	114,000
Marye Anne Fox	117,000	-0-	-0-		-0-	-0-	3,000	(b)	120,000
John J. Murphy	117,000	-0-	-0-	(c)	-0-	-0-	3,000	(b)	120,000
Paul J. Norris	111,000	-0-	-0-		-0-	-0-	127,500	(d)	238,500
Christopher J. Steffen	111,000	-0-	-0-		-0-	-0-	-0-		111,000
Mark E. Tomkins	111,000	-0-	-0-		-0-	-0-	-0-		111,000
Thomas A. Vanderslice	120,000	-0-	-0-	(c)	-0-	-0-	-0-		120,000

(a)

Amount consists of annual retainer in the amount of $75,000, meeting fees in the amount of $36,000, other than Mr. Vanderslice who was paid $30,000 and additional payments to: Mr. Akers for serving as Chair of the Compensation Committee in the amount of $6,000; Dr. Fox for serving as Chair of the Corporate Responsibility Committee in the amount of $6,000; Mr. Murphy for serving as Chair of the Audit Committee in the amount of $6,000; and Mr. Vanderslice for serving as Chair of the Nominating and Governance Committee and Lead Independent Director in the amount of $15,000.

(b)

Consists of charitable contributions paid to academic institutions at the request of the director pursuant to the Grace Foundation’s Matching Grants Program. Grace also paid an aggregate of $350 in premiums for business travel accident insurance coverage for all directors during 2007.

(c)

The following directors hold options to purchase shares of Grace common stock all of which are currently vested and exercisable in the following amounts: Mr. Akers—74,535, Mr. Murphy—15,528 and Mr. Vanderslice—69,876.

(d)	Consists of payments to Mr. Norris pursuant to his consulting agreement.

The compensation program for nonemployee directors has been revised for 2008 such that each nonemployee director receives an annual retainer of $105,000 in cash, 50% of which is paid in January and 50% of which is paid in December.  In addition, directors receive $6,000 ($8,000 for directors holding a committee chair, $9,000 for the chair of the Audit Committee and $11,000 for the lead independent director) in cash for each meeting date in respect of the Board meeting and all committee meetings held on that date.

Norris Consulting Agreement

The Compensation Committee and the Bankruptcy Court have approved a consulting agreement between Grace and Mr. Norris dated January 19, 2005, under which Mr. Norris monitors our Chapter 11 proceedings and provides consulting services and advice to our CEO, certain of our employees and the Board of Directors, regarding those proceedings and other matters. Under this agreement, Mr. Norris performs services as an independent contractor, and retains no authority to enter into agreements on our behalf and has no management or supervisory authority over our officers or employees. Under his agreement, Mr. Norris is entitled to a monthly retainer equal to $35,416.67 (i.e., $425,000 per year), provided that the retainer is subject to adjustment downward if Mr. Norris’ services under the agreement are required for less than one-half of a regular 40-hour work week.  Based on the amount of time Mr. Norris is currently devoting to his duties under the agreement, his monthly retainer has been adjusted to $10,625 ($127,500 per year). We anticipate that Mr. Norris will continue to provide services under the agreement until we emerge from Chapter 11.  Mr. Norris’ consulting agreement may be terminated by the Board of Directors or Mr. Norris at any time upon 30 days’ written notice, without the obligation to make any post-termination payments, and in any event, the agreement will terminate 90 days after we emerge from Chapter 11.  During the period of the agreement, Mr. Norris has access to office space and administrative services at our Columbia, Maryland headquarters. In addition, during this period and so long as he remains a director, Mr. Norris is eligible to receive the same compensation payable to our other nonemployee directors.  The foregoing description of Mr. Norris’ consulting agreement does not purport to be complete and is qualified in its entirety by reference to the agreement that has been filed with the SEC.

Compensation Committee Interlocks And Insider Participation

During 2007, the Compensation Committee of the Board was comprised of Messrs. Akers (Chair), Baldwin, Cambre, Murphy, Vanderslice, Tomkins and Steffen and Dr. Fox.  None of our executive officers serves or in the past has served as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving on our Board of Directors or our Compensation Committee.  None of these persons is our current or former officer or employee, nor did we have any reportable transactions with any of these persons.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP

The following table sets forth the amount of Grace common stock beneficially owned, directly or indirectly, as of January 31, 2008 by:

•                  each person that we know is the beneficial owner of more than 5% of the outstanding shares of Grace common stock

•                  each current director

•                  each of the individuals named in the Summary Compensation Table set forth in Item 11 above

•                  all directors and all executive officers as a group

Name and Address of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned		Percent
Peninsula Partners, L.P. (2) 404B East Main Street 2nd Floor Charlottesville, VA 22902	10,765,600		15.0%

Citadel Limited Partnership (3) Citadel Investment Group, L.L.C. Kenneth Griffin 131 S. Dearborn Street 32nd Floor Chicago, Illinois 60603	4,093,241		5.7%

J. F. Akers	38,996
	74,535	(O)
	15,196	(T)

H. F. Baldwin	21,918		*

R. C. Cambre	28,494		*

A. E. Festa	–0–		–0–

M. A. Fox	41,246		*
	8,942	(T)

J. J. Murphy	38,930		*
	15,528	(O)
	18,629	(T)

P. J. Norris	138,822		*

C. J. Steffen	–0–		–0–

M. E. Tomkins	–0–		–0–

T. A. Vanderslice	39,522		*
	69,876	(O)
	14,932	(T)

D. A. Bonham	–0–		–0–

G. E. Poling	101,500	(O)	*

R. M. Tarola	15,000 202,900	(O)	*

M. A. Shelnitz	3,500		*
	68,200	(O)
	9,421	(T)

Directors and executive officers as a group	366,428		1.3%
	532,539	(O)
	67,120	(T)

*	Indicates less than 1%
(O)	Shares covered by stock options exercisable on or within 60 days after January 31, 2008.
(T)	Shares owned by trusts and other entities as to which the person has the power to direct voting and/or investment.
(1)	The address of each of our directors and executive officers is c/o Secretary, W. R. Grace & Co., 7500 Grace Drive, Columbia, MD 21044.
(2)	The ownership information set forth is based in its entirety on material contained in a Form 4 report dated September 10, 2001 filed with the SEC.
(3)

The ownership information set forth above is based in its entirety on material contained in a Schedule 13G/A filed February 13, 2008 with the SEC. The number of shares beneficially owned includes shares owned by the following investment funds and managed accounts: Citadel Derivatives Group LLC and Citadel Equity Fund Ltd.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2007 with respect to our compensation plans under which shares of Grace common stock are authorized for issuance upon the exercise of options, warrants or other rights. The only such compensation plans in effect are stock incentive plans providing for the issuance of stock options and restricted stock.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities to be issued upon exercise of outstanding options)
Equity compensation plans approved by security holders	1,868,963	$13.33	4,761,457

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors selected PricewaterhouseCoopers LLP, or PwC, to act as our principal independent accountants for 2007. The following table sets forth the fees that we incurred for the services of PwC for the fiscal years ended December 31, 2007 and 2006:

	2007	2006
Audit Fees	4,666,400	$4,484,600
Audit-Related Fees	244,400	239,200
Tax Fees	20,000	7,900
All Other Fees	–0–	26,300
Total Fees	4,930,800	$4,758,000

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

The Audit Committee has adopted a preapproval policy that requires the Audit Committee to specifically preapprove the annual engagement of the independent accountants for the audit of our Consolidated Financial Statements and internal controls. The policy also provides for general preapproval of certain audit-related, tax and other services provided by the independent accountants.  Any other services must be specifically preapproved by the Audit Committee. However, the Chair of the Audit Committee has the authority to preapprove services requiring immediate engagement between scheduled meetings of the Audit Committee. The Chair must report any such preapproval decisions to the full Audit Committee at its next scheduled meeting. During 2007, no audit-related, tax, or other services were performed by PwC without specific or general approval as described above.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules. The required information is set forth in the Financial Supplement under the heading “Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibit” which is incorporated herein by reference.

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

EXHIBIT NO.	EXHIBIT	WHERE LOCATED

2.1	Form of Distribution Agreement, by and among Old Grace, W. R. Grace & Co.-Conn. and Grace Specialty Chemicals, Inc. (now named W. R. Grace & Co.)	Annex B to the Joint Proxy Statement/Prospectus dated February 13, 1998 of Old Grace and Sealed Air Corporation included in Form S-4 (filed 2/13/98)

2.2	Proposed Amended Joint Plan of Reorganization of W. R. Grace & Co. and its debtor subsidiaries dated January 13, 2005	Exhibit 2.2 to Form 10-K (filed 3/7/05)

3.1	Restated Certificate of Incorporation of W. R. Grace & Co.	Exhibit 3.1 to Form 8-K (filed 4/8/98)

3.2	Amended and Restated By-laws of W. R. Grace & Co.	Exhibit 3.1 to Form 8-K (filed 9/17/07)

4.1	Rights Agreement dated as of March 31, 1998 between W. R. Grace & Co. and The Chase Manhattan Bank, as Rights Agent	Exhibit 4.1 to Form 8-K (filed 4/8/98)

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

Exhibit 4 to Form 10-Q (filed 8/14/01)

4.6	Amendment No. 1 and Limited Waiver to Post-Petition Loan and Security Agreement	Exhibit 4 to Form 10-Q (filed May 13, 2003)

4.7	Amendment No. 2 and Limited Waiver to Post-Petition Loan and Security Agreement	Exhibit 4.1 to Form 10-Q (filed May 9, 2006)

4.8	Amendment No. 3 and Limited Waiver to Post-Petition Loan and Security Agreement	Exhibit 4.2 to Form 10-Q (filed May 9, 2006)

4.9	Amendment No. 4 and Limited Waiver to Post-Petition Loan and Security Agreement	Exhibit 4.3 to Form 10-Q (filed May 9, 2006)

4.10	Receivables Purchase agreement dated as of January 23, 2007 between Grace GmbH & Co. KG and Coface Finanz GmbH	Exhibit 4.10 to Form 10-K (filed 3/02/07)

10.1	Form of Employee Benefits Allocation Agreement, by and among Old Grace, W. R. Grace & Co.-Conn. and Grace Specialty Chemicals, Inc. (now named W. R. Grace & Co.)	Exhibit 10.1 to Form 10-K (filed March 13, 2003)

10.2	Form of Tax Sharing Agreement, by and among Old Grace, W. R. Grace & Co.-Conn. and Grace Specialty Chemicals, Inc. (now named W. R. Grace & Co.)	Exhibit 10.2 to Form 10-K (filed 3/13/03)

10.3	W. R. Grace & Co. 2000 Stock Incentive Plan, as amended	Exhibit 10 to Form 10-Q (filed 8/15/00)*

10.4	W. R. Grace & Co. 1998 Stock Incentive Plan	Exhibit 10.4 to Form 10-K (filed 3/13/03)*

10.5	W. R. Grace & Co. 1998 Stock Plan for Nonemployee Directors	Exhibit 10.5 to Form 10-K (filed 3/13/03)*

10.6	W. R. Grace & Co. 1996 Stock Incentive Plan, as amended	Exhibit 10.6 to Form 10-K (filed 3/5/04)*

10.7	W. R. Grace & Co. Supplemental Executive Retirement Plan, as amended	Exhibit 10.7 to Form 10-K (filed 3/28/02)*

10.8	W. R. Grace & Co. Executive Salary Protection Plan, as amended	Exhibit 10.8 to Form 10-K (filed 3/28/02)*

10.9	W. R. Grace & Co. 1994 Stock Incentive Plan, as amended	Exhibit 10.11 to Form 10-K (filed 3/28/02)*

10.10	Form of Stock Option Agreements	Exhibit 10.14 to Registration Statement on Form S-1 of Old Grace (filed 8/2/96)*

10.11	Form of Stock Option Agreements	Exhibit 10.5 to Form 10-Q (filed 5/15/98)*

10.12	Form of 2004-2006 Long-Term Incentive Program Award	Exhibit 10.29 to Form 10-K (filed 3/7/05)*

10.13	Form of 2005-2007 Long-Term Incentive Program Award	Exhibit 10.1 to Form 8-K (filed 7/21/05)*

10.14	Form of 2006-2008 Long-Term Incentive Program Award	Exhibit 10.1 to Form 8-K (filed 11/06/06)*

10.15	Form of 2007-2009 Long-Term Incentive Program Award	Exhibit 10.1 to Form 10-Q (filed 11/08/07)*

10.16	Form of Executive Severance Agreement between Grace and certain officers	Exhibit 10.17 to Form 10-K (filed 3/13/03)*

10.17	Severance Pay Plan for Salaried Employees	Exhibit 10.17 to Form 10-K (filed 3/02/07)*

10.18	Employment Agreement dated May 11, 1999 between Grace and Robert M. Tarola	Exhibit 10.1 to Form 10-Q (filed 8/13/99)*

10.19	Letter Agreement dated May 7, 1999 between Paul J. Norris, on behalf of Grace, and William M. Corcoran	Exhibit 10.24 to Form 10-K (filed 4/16/01)*

10.20	Form of Indemnification Agreement between Grace and certain officers and directors	Exhibit 10.27 to Form 10-K (filed 4/16/01)*

10.21	Form of Retention Agreement between Grace and certain officers (includes enhanced severance provision)	Exhibit 10.28 to Form 10-K (filed 4/16/01)*

10.22	Annual Incentive Compensation Program	Exhibit 10.26 to Form 10-K (filed 3/13/03)*

10.23	Letter Agreement dated January 19, 2005 between Paul J. Norris, on behalf of Grace, and Fred Festa	Exhibit 10.1 to Form 8-K (filed 4/29/05)*

10.24	Letter Agreement dated January 19, 2005 between Thomas A. Vanderslice, on behalf of Grace, and Paul J. Norris	Exhibit 10.2 to Form 8-K (filed 4/29/05)*

12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends	Filed herewith in in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement

21	List of Subsidiaries of W. R. Grace & Co.	Filed herewith

23	Consent of Independent Accountants	Filed herewith in in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement

24	Powers of Attorney	Filed herewith

31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Amended Disclosure Statement for proposed Amended Joint Plan of Reorganization of W. R. Grace & Co. and its debtor subsidiaries dated January 13, 2005	Exhibit 99.1 to Form 10-K (filed 3/7/05)

99.2	Glossary of terms used in Plan of Reorganization documents	Exhibit 99.2 to Form 10-K (filed 3/7/05)

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

Dated:   February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2007.

Signature		Title
J. F. Akers*	}
H. F. Baldwin*	}
R. C. Cambre*	}
M. A. Fox*	}
J. J. Murphy*	}	Directors
P. J. Norris*	}
C. J. Steffen*	}
M. E. Tomkins*	}
T. A. Vanderslice*	}

/s/ Alfred E. Festa	Chief Executive Officer and Director
(Alfred E. Festa)	(Principal Executive Officer)

/s/ Robert M. Tarola	Senior Vice President and Chief )
(Robert M. Tarola)	Financial Officer
(Principal Financial Officer
(Principal Accounting Officer)

*                            By signing his name hereto, Mark A. Shelnitz is signing this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ Mark A. Shelnitz
Mark A. Shelnitz (Attorney-in-Fact)

Financial Supplement

W. R. GRACE & CO.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

FINANCIAL SUPPLEMENT

to

Annual Report on Form 10-K for the Year Ended December 31, 2007

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

Management’s Report on Financial Information and Internal Controls

Responsibility For Financial Information — We are responsible for the preparation, accuracy, integrity and objectivity of the Consolidated Financial Statements and the other financial information included in this report.  Such information has been prepared in conformity with accounting principles generally accepted in the United States of America and accordingly, includes certain amounts that represent management’s best estimates and judgments. Actual amounts could differ from those estimates.

Responsibility for Internal Controls — We are also responsible for establishing and maintaining adequate internal controls over financial reporting. These internal controls consist of policies and procedures that are designed to assess and monitor the effectiveness of the control environment including: risk identification, governance structure, delegations of authority, information flow, communications and control activities. A chartered Disclosure Committee oversees Grace’s public financial reporting process and key managers are required to confirm their compliance with Grace’s policies and internal controls quarterly. While no system of internal controls can ensure elimination of all errors and irregularities, Grace’s internal controls, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed, transactions are properly executed and reported, and appropriate disclosures are made. The concept of reasonable assurance is based on the recognition that there are limitations in all systems of internal control and that the costs of such systems should be balanced with their benefits. The Audit Committee of the Board of Directors, which is comprised solely of independent directors, meets regularly with Grace’s senior financial management, internal auditors and independent registered public accounting firm to review audit plans and results, as well as the actions taken by management in discharging its responsibilities for accounting, financial reporting and internal controls. The Audit Committee is responsible for the selection and compensation of the independent registered public accounting firm. Grace’s financial management, internal auditors and independent registered public accounting firm have direct and confidential access to the Audit Committee at all times.

Report On Internal Control Over Financial Reporting — We and our management have evaluated Grace’s internal control over financial reporting as of December 31, 2007. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we and our management have concluded that Grace’s internal control over financial reporting is effective as of December 31, 2007. Grace’s independent registered public accounting firm that audited our financial statements included in Item 15 has also audited the effectiveness of Grace’s internal control over financial reporting as of December 31, 2007, as stated in their report, which appears on the following page.

Report On Disclosure Controls And Procedures — As of December 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of Grace’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, we concluded that Grace’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in Grace’s periodic filings under the Exchange Act is accumulated and communicated to us to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

/s/ A. E. Festa	/s/ Robert M. Tarola
A. E. Festa	Robert M. Tarola
President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

February 29, 2008

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of W. R. Grace & Co.:

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of W. R. Grace & Co. and its subsidiaries (the "Company") at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for income tax uncertainties effective January 1, 2007 to comply with a recently issued financial accounting standard.  As discussed in Note 19 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006 to comply with a recently issued financial accounting standard.

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
February 29, 2008

Consent of Independent Registered Public Accounting Firm

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-37024, 333-49083, 333-49507, 333-49509, 333-49511, 333-49513, 333-49515 and 333-49517) of W. R. Grace & Co. of our report dated February 29, 2008 relating to the financial statements, financial statement schedule, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting which appears in this 2007 Annual Report on Form 10-K of W. R. Grace & Co.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
McLean, Virginia
February 29, 2008

Consolidated Financial Statements

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Operations

(In millions, except per share amounts)

	Year Ended December 31,
	2007	2006	2005

Net sales	$3,115.2	$2,826.5	$2,569.5

Cost of goods sold	2,147.4	1,923.8	1,774.9
Selling, general and administrative expenses	600.6	593.8	505.5
Research and development expenses	79.6	65.6	63.7
Defined benefit pension expense	52.6	63.7	71.9
Interest expense and related financing costs	72.1	73.2	55.3
Provision for environmental remediation	17.0	30.0	25.0
Chapter 11 expenses, net of interest income	86.4	49.9	30.9
Other (income) expense, net	(33.1)	(34.3)	(67.4)
	3,022.6	2,765.7	2,459.8

Income before income taxes and minority interest	92.6	60.8	109.7
Benefit from (provision for) income taxes	5.8	(8.1)	(21.3)
Minority interest in consolidated entities	(18.1)	(34.4)	(21.1)
Net income	$80.3	$18.3	$67.3

Basic earnings per share:
Net income	$1.15	$0.27	$1.01
Weighted average number of basic shares	70.1	67.9	66.8

Diluted earnings per share:
Net income	$1.12	$0.27	$1.00
Weighted average number of diluted shares	71.6	68.3	67.3

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$80.3	$18.3	$67.3
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	113.4	113.5	120.9
Chapter 11 expenses, net of interest income	86.4	49.9	30.9
(Benefit from) provision for income taxes	(5.8)	8.1	21.3
Income taxes paid, net of refunds	(51.1)	(51.6)	(45.7)
Minority interest in consolidated entities	18.1	34.4	21.1
Dividends paid to minority interests in consolidated entities	(12.0)	(6.7)	(0.4)
Interest accrued on pre-petition liabilities subject to compromise	70.9	71.3	50.6
Net (gain) loss on sales of investments and disposals of assets	(1.9)	(0.6)	0.7
Defined benefit pension expense	52.6	63.7	71.9
Payments under defined benefit pension arrangements	(105.7)	(121.5)	(47.7)
Payments under postretirement benefit plans	(5.0)	(13.9)	(11.9)
Net income from life insurance policies	(5.4)	(4.1)	(3.5)
Provision for (recovery of) uncollectible receivables	(0.4)	3.5	2.6
Provision for environmental remediation	17.0	30.0	25.0
Expenditures for environmental remediation	(9.5)	(10.9)	(6.7)
Expenditures for retained obligations of divested businesses	(1.0)	(3.6)	(1.0)
Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency translation:
Working capital items (trade accounts receivable, inventories and accounts payable)	(47.6)	6.1	(46.3)
Other accruals and non-cash items	(2.7)	17.1	(31.0)
Net cash provided by operating activities before Chapter 11 expenses and settlements	190.6	203.0	218.1
Cash paid to resolve contingencies subject to Chapter 11	(10.3)	—	(119.7)
Chapter 11 expenses paid	(92.1)	(50.3)	(31.1)
Net cash provided by operating activities	88.2	152.7	67.3

INVESTING ACTIVITIES
Capital expenditures	(136.9)	(119.2)	(94.0)
Investments in short term debt securities	(124.7)	—	—
Purchase of equity investment	(6.3)	—	—
Businesses acquired, net of cash acquired	(5.5)	(19.6)	(5.5)
Proceeds from sale of business/product line	21.8	—	4.5
Proceeds from termination of life insurance policies	14.8	0.3	14.8
Net investment in life insurance policies	(1.2)	(0.5)	0.5
Proceeds from sales of investments and disposals of assets	31.1	9.6	1.8
Net cash used for investing activities	(206.9)	(129.4)	(77.9)

FINANCING ACTIVITIES
Net payment of loans secured by cash value of life insurance policies	(0.1)	(0.1)	(0.6)
Net (repayments) borrowings under credit arrangements	8.3	0.3	(10.4)
Fees paid under debtor-in-possession credit facility	(2.6)	(2.4)	(2.2)
Proceeds from exercise of stock options	40.1	24.1	3.1
Net cash provided by (used for) financing activities	45.7	21.9	(10.1)
Effect of currency exchange rate changes on cash and cash equivalents	17.2	16.4	(15.0)
Increase (decrease) in cash and cash equivalents	(55.8)	61.6	(35.7)
Cash and cash equivalents, beginning of period	536.3	474.7	510.4
Cash and cash equivalents, end of period	$480.5	$536.3	$474.7

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheets
(In millions, except par value and shares)

	December 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$480.5	$536.3
Investment securities	100.9	2.4
Cash value of life insurance policies, net of policy loans	77.1	—
Trade accounts receivable, less allowance of $5.2 (2006 - $6.6)	498.1	426.3
Inventories	303.5	284.6
Deferred income taxes	37.7	37.8
Other current assets	80.7	81.4
Total Current Assets	1,578.5	1,368.8

Properties and equipment, net of accumulated depreciation and amortization of $1,545.0 (2006—$1,510.5)	706.1	664.5
Goodwill	122.3	116.5
Cash value of life insurance policies, net of policy loans	3.9	89.2
Deferred income taxes	767.5	728.5
Asbestos-related insurance	500.0	500.0
Overfunded defined benefit pension plans	54.1	38.4
Other assets	136.6	131.5
Total Assets	$3,869.0	$3,637.4

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$4.7	$3.3
Accounts payable	191.3	172.7
Other current liabilities	325.1	272.6
Total Current Liabilities	521.1	448.6

Debt payable after one year	0.3	0.2
Deferred income taxes	32.7	58.9
Minority interest in consolidated entities	70.8	65.0
Underfunded defined benefit pension plans	169.1	222.9
Unfunded pay-as-you-go defined benefit pension plans	137.9	126.7
Other liabilities	46.2	43.3
Total Liabilities Not Subject to Compromise	978.1	965.6

Liabilities Subject to Compromise — Note 2
Pre-petition bank debt plus accrued interest	783.0	723.1
Drawn letters of credit plus accrued interest	26.9	16.4
Income tax contingencies	89.3	141.2
Asbestos-related contingencies	1,700.0	1,700.0
Environmental contingencies	368.6	361.1
Postretirement benefits	172.7	158.9
Other liabilities and accrued interest	137.0	120.9
Total Liabilities Subject to Compromise	3,277.5	3,221.6
Total Liabilities	4,255.6	4,187.2

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 2007—71,627,901 (2006—68,915,022)	0.8	0.8
Paid-in capital	431.5	423.8
Accumulated deficit	(405.1)	(487.6)
Treasury stock, at cost: shares: 2007—5,351,859; (2006—8,064,738)	(63.7)	(96.0)
Accumulated other comprehensive income (loss)	(350.1)	(390.8)
Total Shareholders’ Equity (Deficit)	(386.6)	(549.8)
Total Liabilities and Shareholders’ Equity (Deficit)	$3,869.0	$3,637.4

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit)

(In millions)

				Accumulated
	Common Stock and	Accumulated	Treasury	Other Comprehensive	Total Shareholders’
	Paid-in Capital	Deficit	Stock	Income (Loss)	Equity (Deficit)

Balance, December 31, 2004	$427.3	$(573.2)	$(125.9)	$(350.0)	$(621.8)

Net income	—	67.3	—	—	67.3
Stock plan activity	(3.1)	—	6.2	—	3.1
Other comprehensive income (loss)	—	—	—	(43.9)	(43.9)
Balance, December 31, 2005	$424.2	$(505.9)	$(119.7)	$(393.9)	$(595.3)

Net income	—	18.3	—	—	18.3
Stock plan activity	0.4	—	23.7	—	24.1
Other comprehensive income (loss)	—	—	—	105.4	105.4
Adoption of FASB Statement No. 158 (Note 19)	—	—	—	(102.3)	(102.3)
Balance, December 31, 2006	$424.6	$(487.6)	$(96.0)	$(390.8)	$(549.8)

Cumulative effect of adoption of FASB Interpretation No. 48	—	2.2	—	—	2.2
Balance, January 1, 2007	$424.6	$(485.4)	$(96.0)	$(390.8)	$(547.6)

Net income	—	80.3	—	—	80.3
Stock plan activity	7.7	—	32.3	—	40.0
Other comprehensive income (loss)	—	—	—	40.7	40.7
Balance, December 31, 2007	$432.3	$(405.1)	$(63.7)	$(350.1)	$(386.6)

W. R. Grace & Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Year Ended December 31,
	2007	2006	2005

Net income	$80.3	$18.3	$67.3

Other comprehensive income (loss):
Foreign currency translation adjustments	44.6	36.8	(28.7)
Gain (loss) from hedging activities, net of income taxes	0.8	(1.3)	—
Minimum pension liability adjustments, net of income taxes	—	69.9	(15.2)
Defined benefit pension and other postretirement plans, net of income taxes	(4.7)	—	—
Total other comprehensive income (loss)	40.7	105.4	(43.9)
Comprehensive income (loss)	$121.0	$123.7	$23.4

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

Voluntary Bankruptcy Filing—During 2000 and the first quarter of 2001, Grace experienced several adverse developments in its asbestos-related litigation, including: a significant increase in personal injury claims, higher than expected costs to resolve personal injury and certain property damage claims, and class action lawsuits alleging damages from Zonolite Attic Insulation (“ZAI”), a former Grace attic insulation product.

After a thorough review of these developments, Grace’s Board of Directors concluded that a federal court-supervised bankruptcy process provided the best forum available to achieve fairness in resolving these claims and on April 2, 2001 (the “Filing Date”), Grace and 61 of its United States subsidiaries and affiliates, including Grace-Conn. (collectively, the “Debtors”), filed voluntary petitions for reorganization (the “Filing”) under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The cases were consolidated and are being jointly administered under case number 01-01139 (the “Chapter 11 Cases”). Grace’s non-U.S. subsidiaries and certain of its U.S. subsidiaries were not included in the Filing.

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

Operating Segments—Grace reports financial results of each of its operating segments that engage in business activities that generate revenues and expenses, and whose operating results are regularly reviewed by Grace’s Chief Executive Officer.  Grace reports two operating segments: “Grace Davison,” which includes specialty catalysts and materials used in a wide range of energy, refining, consumer, industrial, packaging and life sciences applications; and “Grace Construction Products,” which includes specialty chemicals and materials used in commercial, infrastructure and residential construction.  In the fourth quarter of 2007, Grace completed the transfer of its packaging technologies product group to the Grace Davison segment in an effort to capture operating synergies. All segment information herein has been retrospectively restated to reflect this realignment of the packaging technologies product group.  The former Grace Performance Chemicals segment has been renamed “Grace Construction Products” as a result of the transfer.

Minority Interest in Consolidated Entities—Grace conducts certain of its business through joint ventures with unaffiliated third parties that require profit sharing.  For joint ventures in which Grace has a controlling financial interest, Grace consolidates the results of such joint ventures in the Consolidated Financial Statements.  Grace recognizes a liability for cumulative amounts due to the third parties based on the financial results of the joint ventures, and deducts the annual amount of profit sharing in the measurement of its consolidated net income.

Reclassifications—Certain amounts in prior years’ Consolidated Financial Statements have been reclassified to conform to the 2007 presentation.  Such reclassifications have not materially affected previously reported amounts in the Consolidated Financial Statements, other than the reclassifications due to the realignment of Grace’s operating segments discussed above.

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual amounts could differ from those estimates, and the differences could be material.  Changes in estimates are recorded in the period identified.  Grace’s accounting measurements that are most affected by management’s estimates of future events are:

•                  Contingent liabilities, which depend on an assessment of the probability of loss and an estimate of ultimate resolution cost, such as asbestos-related matters (see Notes 2 and 3), environmental remediation (see Note 15), income taxes (see Note 4), and litigation (see Note 15);

•                  Pension and postretirement liabilities that depend on assumptions regarding participant life spans, future inflation, discount rates and total returns on invested funds (see Note 19); and

•                  Realization values of net deferred tax assets and insurance receivables, which depend on projections of future income and cash flows and assessments of insurance coverage and insurer solvency.

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

Investment Securities—Investment securities consist of direct and indirect investments in debt securities and are classified as available-for-sale securities.  These investments are reported at fair value as determined by independent pricing sources and/or professional market participants, with temporary unrealized gains and losses included in other comprehensive income.  Losses that are deemed to be other than temporary are considered impairments and are recorded in earnings.

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

Income Taxes—Deferred tax assets and liabilities are recognized with respect to the expected future tax consequences of events that have been recorded in the Consolidated Financial Statements and tax returns.  If it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is provided against such deferred tax assets. The assessment of realization of deferred tax assets is performed annually under scenarios of future taxable income and tax planning alternatives that are considered reasonable in the circumstances.

Tax benefits from an uncertain tax position are recognized only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. Tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

Foreign Currency Translation—Assets and liabilities of foreign subsidiaries (other than those located in countries with highly inflationary economies) are translated into U.S. dollars at current exchange rates, while revenues, costs and expenses are translated at average exchange rates during each reporting period. The resulting translation adjustments are included in the “accumulated other comprehensive income (loss)” caption of the Consolidated Balance Sheets. The financial statements of subsidiaries located in countries with highly inflationary economies, if any, are remeasured as if the functional currency were the U.S. dollar; the remeasurement creates translation adjustments that are reflected in “net income” in the Consolidated Statements of Operations.

Financial Instruments—Grace periodically enters into commodity forward, swap and/or option contracts, and foreign exchange forward and/or option contracts to manage exposure to fluctuations in commodity prices and foreign currency exchange rates. Grace does not hold or issue derivative financial instruments for trading purposes.  Derivative instruments are recorded in the Consolidated Balance Sheets as either assets or liabilities at their fair value.  For derivative instruments designated as fair value hedges, changes in the fair values of the derivative instruments closely offset changes in the fair values of the hedged items in other income (expense) in the Consolidated Statements of Operations.  For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported as accumulated other comprehensive income (loss) in the Consolidated Balance Sheets until it is cleared to earnings during the same period in which the hedged item affects earnings.  The ineffective portion of all hedges, and changes in the fair values of derivative instruments that are not designated as hedges, are recorded in current period earnings.  Cash flows from derivative instruments are reported in the same category as the cash flows from the items being hedged.

Effect of New Accounting Standards—In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective for the first quarter of 2008.  Grace has determined at this time that it will not elect to measure eligible financial assets and liabilities at fair value that are not currently required to be so measured.

In November 2006, the FASB Emerging Issues Task Force (“EITF”) promulgated Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangement.”  This Issue specifies that if a company provides a benefit to an employee under a collateral assignment split-dollar life insurance arrangement that extends to postretirement periods or provides an employee with a death benefit, it would have to recognize a liability and related compensation costs.  Grace will adopt EITF 06-10 in the first quarter of 2008, and expects that it will have no impact to the Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Grace will adopt SFAS No. 157 effective in the first quarter of 2008.  The adoption of SFAS 157 is not expected to have a material impact on Grace’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) will require the acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with acquisition-related costs recognized separately from the acquisition.  SFAS No. 141(R) applies prospectively to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.

2.              Chapter 11-Related Information

Official Parties to Grace’s Chapter 11 Proceedings—Three creditors’ committees, two representing asbestos claimants, the Official Committee of Asbestos Personal Injury Claimants (the “PI Committee”) and the Official Committee of Asbestos Property Damage Claimants (the “PD Committee”) and a third representing other general unsecured creditors, and a committee representing shareholders, have been appointed in the Chapter 11 Cases. These committees, and a legal representative of future asbestos claimants (the “FCR”), have the right to be heard on all matters that come before the Bankruptcy Court and have important roles in the Chapter 11 Cases. The Debtors are required to bear certain costs and expenses of the committees and of the FCR, including those of their counsel and financial advisors.

Plans of Reorganization—On November 13, 2004, Grace filed a plan of reorganization, as well as several associated documents, including a disclosure statement, trust distribution procedures, exhibits and other supporting documents, with the Bankruptcy Court.  On January 13, 2005, Grace filed an amended plan of reorganization (the “Debtors Plan”) and related documents to address certain objections of creditors and other interested parties.  The Debtors Plan is supported by committees representing general unsecured creditors and shareholders, but is not supported by the PI Committee, the PD Committee or the FCR.

On July 26, 2007, the Bankruptcy Court terminated Grace’s exclusive rights to propose a plan of reorganization and solicit votes thereon.  As a result of the termination of these rights, any party-in-interest can propose a competing plan of reorganization.

On November 5, 2007, the PI Committee and the FCR filed a proposed plan of reorganization (the “PI Plan”, and with the Debtors Plan, the “Plans”) with the Bankruptcy Court.  Copies of the Plans are available from the Bankruptcy Court.  The filing did not include a disclosure statement, trust distribution procedures, exhibits or other supporting documents.

A plan of reorganization, including either of the Plans and any other plan of reorganization that may be filed in the future by a party-in-interest, will become effective only after a vote of eligible creditors and with the approval of the Bankruptcy Court and the U.S. District Court for the District of Delaware.  Votes on a plan of reorganization may not be solicited until the Bankruptcy Court approves the related disclosure statement.  The Bankruptcy Court has currently deferred consideration of the Debtors Plan disclosure statement and the Debtors Plan until after completion of hearings on the estimation of the amount of Grace’s asbestos-related liability.  The PI Committee has not filed a disclosure statement for the PI Plan.

The Bankruptcy Court has entered separate case management orders for estimating liability for pending and future personal injury claims and adjudicating pending property damage claims, excluding ZAI claims. A trial for estimating liability for personal injury claims began in January 2008.

Each of the Plans assumes that Cryovac, Inc., a wholly owned subsidiary of Sealed Air (“Cryovac”), will pay $512.5 million in cash (plus interest at 5.5% compounded annually from December 21, 2002) and will issue 18 million shares (reflecting a two-for-one stock split) of common stock of Sealed Air Corporation (“Sealed Air”) to the asbestos trust established under such Plan pursuant to the terms of a settlement agreement resolving asbestos-related, successor liability and fraudulent transfer claims against Sealed Air and Cryovac, as further described below (the “Sealed Air Settlement”).  The value of the Sealed Air Settlement changes daily with the accrual of interest and the trading value of Sealed Air common stock. The Sealed Air Settlement has been approved by the Bankruptcy Court, but remains subject to the fulfillment of specified conditions.

The Debtors Plan and the PI Plan are designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined respectively, therein.  However, it is possible that neither of the Plans will be approved by the Bankruptcy Court and other interested parties.  Further, the proponents of the Plans are free to amend their respective plans of reorganization at any time.  As a result, a plan of reorganization that is materially different from the Debtors Plan and the PI Plan may ultimately be approved. Under the ultimate plan of reorganization, the interests of the holders of Grace common stock could be substantially diluted or cancelled and the value of non-asbestos claims could be materially different from that reflected in Grace’s balance sheet.  The value of Grace common stock and the extent of any recovery by non-asbestos-related creditors will depend principally on the amount of Grace’s asbestos-related liability under a confirmed plan of reorganization.

Debtors Plan of Reorganization—Under the terms of the Debtors Plan, claims will be satisfied under the Chapter 11 Cases as follows:

Asbestos-Related Claims and Costs

Under the Debtors Plan, a trust would be established under Section 524(g) of the Bankruptcy Code to which all pending and future asbestos-related claims would be channeled for resolution.  The Debtors Plan contemplates that the Bankruptcy Court will conduct hearings to determine, among other things, the amount that would need to be paid into the asbestos trust on the effective date of the Debtors Plan to satisfy Grace’s asbestos-related liabilities and trust administration costs and expenses over time.  The asbestos trust would utilize specified trust distribution procedures to satisfy the following allowed asbestos-related claims and costs:

•                  “PI-SE” claims—Personal Injury-Symptomatic Eligible claims—in order to qualify for this class, claims would have to meet specified exposure and medical criteria and claimants would have to prove that their health is impaired due to meaningful exposure to asbestos-containing products formerly manufactured by Grace;

•                  “PI-AO” claims—Personal Injury-Asymptomatic and Other claims—this class would contain all asbestos-related personal injury claims against Grace that did not meet the specific requirements to be PI-SE Claims, but did meet certain other specified exposure and medical criteria;

•                  “PD” claims—Property Damage, including ZAI, claims—in order to qualify for this class, claimants would have to prove Grace liability for loss of property value or remediation costs related to products formerly manufactured by Grace that claimants allege contained asbestos; and

•                  Trust administration costs and legal expenses.

The claims arising from such proceedings would be subject to this classification process as part of the Debtors Plan.

Under the Debtors Plan, asbestos personal injury claimants, including both PI-SE and PI-AO claims, would have the option either to litigate their claims against the trust in federal court in Delaware or, if they meet specified eligibility criteria, accept a settlement amount based on the severity of their condition. Under the Debtors Plan, PD claimants would be required to present allowed claims to the trust or litigate their claims against the trust in federal court in Delaware.  The Debtors Plan provides that, as a condition precedent to confirmation, the maximum estimated aggregate funding amount for all asbestos-related liabilities (PI-SE, PI-AO and PD including ZAI) and trust administration costs and expenses as determined by the Bankruptcy Court cannot exceed $1,613 million, which Grace believes would fund over $2 billion in claims, costs and expenses over time.

PI-SE claims, PD claims and related trust administration costs and expenses would be funded with (1) a payment by Cryovac of $512.5 million in cash (plus interest at 5.5% compounded annually from December 21, 2002) and 18 million shares of Sealed Air common stock pursuant to the Sealed Air Settlement and (2) Grace common stock.  The number of shares of Grace common stock required to satisfy these claims will depend on the price of Grace common stock on the effective date of the Debtors Plan, liability measures approved by the Bankruptcy Court, and the value of the Sealed Air Settlement.

PI-AO claims would be funded with warrants exercisable for that number of shares of Grace common stock which, when added to the shares issued directly to the trust on the effective date of the Debtors Plan, would represent 50.1% of Grace’s voting securities. If the common stock issuable upon exercise of the warrants is insufficient to pay all PI-AO claims (the liability for which is uncapped under the Debtors Plan), then Grace would pay any additional liabilities in cash.

Under the Debtors Plan, the amounts to fund PI-SE claims, PD claims and trust administration costs and expenses would be capped at the amount determined by the Bankruptcy Court.  Amounts required to fund PI-AO claims would not be capped, so if the amount funded in respect thereof later proved to be inadequate, Grace would be responsible for contributing additional funds into the asbestos trust to satisfy PI-AO claims.  Because of the number and nature of the uncertainties involved, Grace is unable to determine the extent to which, if any, the liability under the Debtors Plan for PI-AO claims may exceed the amount funded into the trust in respect thereof.

Other Claims

The Debtors Plan provides that all allowed administrative or priority claims would be paid 100% in cash and all general unsecured claims, other than those covered by the asbestos trust, would be paid 85% in cash and 15% in Grace common stock. Grace estimates that claims with a recorded value of approximately $1,370 million, including interest accrued through December 31, 2007, would be satisfied in this manner at the effective date of the Debtors Plan. Grace would finance these payments with cash on hand, cash from Fresenius Medical Care Holdings, Inc. (“Fresenius”) paid in settlement of asbestos and other Grace-related claims as described below, new Grace debt, and Grace common stock.  Grace would satisfy other non-asbestos related liabilities and claims (primarily certain environmental, tax, pension and retirement medical obligations) as they become due and payable over time using cash flow from operations, insurance proceeds from policies and settlements covering asbestos-related liabilities, and new credit facilities. Proceeds from available product liability insurance applicable to asbestos-related claims would supplement operating cash flow to service new debt and liabilities not paid on the effective date of the Debtors Plan.

Effect on Grace Common Stock

The Debtors Plan provides that Grace common stock will remain outstanding at the effective date of the Debtors Plan, but that the interests of existing shareholders would be subject to dilution by additional shares of common stock issued under the Debtors Plan. In addition, in order to preserve significant tax benefits from net operating loss carryforwards (“NOLs”) and certain future deductions, which are subject to elimination or limitation in the event of a change in control (as defined by the Internal Revenue Code) of Grace, the Debtors Plan places restrictions on the purchase of Grace common stock. The restrictions would prohibit (without the consent of Grace), for a period of three years after the effective date of the Debtors Plan, a person or entity from acquiring more than 4.75% of the outstanding Grace common stock or, for those persons already holding more than 4.75%, prohibit them from increasing or decreasing their holdings. The Bankruptcy Court has approved the trading restrictions described above, excluding the restriction on sales, until the effective date of the Debtors Plan.

Grace intends to address all pending and future asbestos-related claims and all other pre-petition claims as outlined in the Debtors Plan. However, it is possible that the Debtors Plan will not be ultimately approved by the Bankruptcy Court and other interested parties. For example, the PI and PD Committees and the FCR have challenged the confirmability of the Debtors Plan, arguing that the Debtors Plan impairs the rights of asbestos creditors and impermissibly denies them voting rights, and have asserted that Grace’s asbestos-related liabilities exceed the fair value of Grace’s assets.

PI Committee and FCR Plan of Reorganization—Under the terms of the PI Plan, a trust would be established under Section 524(g) of the Bankruptcy Code (the “PI Trust”) to which all pending and future asbestos-related personal injury claims and demands (“PI Claims”) would be channeled for resolution.  The PI Plan contemplates that the Bankruptcy Court would determine, among other things, an estimate of the value of all PI Claims.  The PI Plan assumes that:  cash would be available from insurers; cash would be available from Fresenius pursuant to the Fresenius settlement described below; and cash and shares of Sealed Air common stock would be available from Cryovac pursuant to the Sealed Air Settlement.  As a condition precedent to the PI Plan, the Bankruptcy Court must determine that the estimated value of all PI Claims, excluding to the extent applicable, post-petition interest, is not less than $4 billion.  If the amount available for distribution pursuant to the PI Plan is more than the principal amount of creditors’ claims, creditors entitled to post-petition interest would be paid such interest in the form of Grace equity securities and any remaining value would be available to current Grace shareholders in the form of new Grace equity securities.

Under the terms of the PI Plan, claims would be satisfied under the Chapter 11 Cases as follows:

Asbestos-Related Personal Injury Claims and Costs (PI Claims)

All pending and future PI Claims would be channeled to the PI Trust for resolution.  The PI Plan provides that claims arising from such proceedings would be subject to specified trust distribution procedures, which have not yet been filed with the Bankruptcy Court.

In order to satisfy allowed PI Claims and the related trust administration costs and expenses, on the effective date of the PI Plan, the PI Trust would be funded with:  (1) cash; (2) cash and shares of Sealed Air common stock pursuant to the Sealed Air Settlement; (3) personal injury liability insurance, unless it is valued at more than $500 million, in which case it would remain with Grace; and (4) Grace equity securities.  The value of Grace equity securities contributed to the PI Trust would depend on the enterprise value of Grace, the value of Grace’s personal injury liability insurance and the value of the Sealed Air Settlement.

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

Certain Environmental Claims

Certain allowed environmental claims would be paid in cash and Grace equity securities on the effective date of the PI Plan.  On the effective date of the PI Plan, Grace would establish a reserve consisting of cash and Grace equity securities with a value equal to the estimated amount of unresolved environmental claims.  Unresolved environmental claims would be determined by the Bankruptcy Court and would be paid in cash and Grace equity securities from the reserve.  If the reserve did not have sufficient assets to pay all unresolved environmental claims once the amounts were determined, Grace would be liable to pay any amounts not funded from the reserve.

Other Claims

All allowed administrative or priority claims would be paid in cash (either on the effective date of the PI Plan or as they become due and payable over time).  General unsecured claims, other than those covered by the PI Trust, would be paid in cash (either on the effective date of the PI Plan or as they become due and payable over time) and

Grace equity securities.  Certain environmental and general unsecured claims would be reinstated and the holders of such claims would retain all legal and other rights to which they are entitled under such claims.  Other non-asbestos-related liabilities and claims (primarily certain tax claims and employee-related claims such as pension and retirement medical obligations) would be paid in cash as they become due and payable over time.

Effect on Grace Common Stock

Outstanding Grace common stock would be cancelled at the effective date of the PI Plan.

The Debtors Plan and the PI Plan are designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined respectively, therein.  However, it is possible that neither plan of reorganization will be ultimately approved by the Bankruptcy Court and other interested parties.  Further, the proponents of the Debtors Plan and the PI Plan are free to amend their respective plans of reorganization at any time.  As a result, a plan of reorganization that is materially different from the Debtors Plan and the PI Plan may ultimately be approved. Under the ultimate plan of reorganization, the interests of the holders of Grace common stock could be substantially diluted or cancelled and the value of non-asbestos claims could be materially different from that reflected in Grace’s balance sheet.  The value of Grace common stock and the extent of any recovery by non-asbestos-related creditors will depend principally on the amount of Grace’s asbestos-related liability under a confirmed plan of reorganization.

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

Approximately 7,000 of the non-asbestos related claims involve claims by employees or former employees for future retirement benefits such as pension and retiree medical coverage. Grace views most of these claims as contingent and has proposed a plan of reorganization that would retain such benefits. The remaining non-asbestos claims include claims for payment of goods and services, taxes, product warranties, principal and interest under pre-petition credit facilities, amounts due under leases and other contracts, leases and other executory contracts rejected in the Bankruptcy Court, environmental remediation, pending non-asbestos-related litigation, and non-asbestos-related personal injury.  Claims for indemnification or contribution to actual or potential codefendants in asbestos-related and other litigation were also filed.

The Debtors have analyzed the claims filed pursuant to the March 31, 2003 bar date and have found that many are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of December 31, 2007, of the approximately 4,035 asbestos property damage claims filed, 275 claims have been resolved, approximately 3,570 claims have been expunged or withdrawn by claimants, leaving approximately 190 claims to be addressed through the property damage case management order approved by the Bankruptcy Court.  As of December 31, 2007, of the approximately 3,260 non-asbestos claims filed, approximately 1,845 have been expunged or withdrawn by claimants, approximately 1,140 have been resolved, and approximately 275 claims are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.

Grace believes that its recorded liabilities for claims subject to the March 31, 2003 bar date represent a reasonable estimate of the ultimate allowable amount for claims that are not in dispute or have been submitted with sufficient information to both evaluate the merit and estimate the value of the claim. The asbestos-related claims are considered as part of Grace’s overall asbestos liability and are being accounted for in accordance with the conditions precedent under the Debtors Plan, as described in “Accounting Impact” below. Grace will adjust its recorded asbestos-related liability, as necessary, to reflect rulings by the Bankruptcy

Court.  Any such adjustments could be material to its consolidated financial position and results of operations.

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

On November 29, 2002, Sealed Air (and Cryovac) and Fresenius each announced that they had reached agreements in principle with the PI and PD Committees to settle asbestos, successor liability and fraudulent transfer claims related to such transactions (the “litigation settlement agreements”). Under the terms of the Fresenius settlement, subject to the fulfillment of certain conditions, Fresenius would pay $115.0 million to the Debtors’ estate as directed by the Bankruptcy Court upon confirmation of the Debtors’ plan of reorganization. In July 2003, the Fresenius settlement was approved by the Bankruptcy Court. Under the terms of the Sealed Air Settlement, subject to the fulfillment of certain conditions, Cryovac would make a payment of $512.5 million (plus interest at 5.5% compounded annually, commencing on December 21, 2002) and nine million shares (now 18 million shares to reflect a two-for-one stock split) of Sealed Air common stock (collectively valued at $1,087.4 million as of December 31, 2007), as directed by the Bankruptcy Court upon confirmation of the Debtors’ plan of reorganization. In June 2005, the Sealed Air Settlement was approved by the Bankruptcy Court.

Debt Capital—All of the Debtors’ pre-petition debt is in default due to the Filing. The accompanying Consolidated Balance Sheets reflect the classification of the Debtors’ pre-petition debt within “liabilities subject to compromise.”

The Debtors have entered into a debtor-in-possession post-petition loan and security agreement with Bank of America, N.A. (the “DIP facility”) in the aggregate amount of $250 million.  The term of the DIP facility expires on April 1, 2008. Grace has requested a two-year extension of the DIP facility from the lenders and a hearing before the Bankruptcy Court with respect to the extension is scheduled for March 17, 2008.

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

Pursuant to SOP 90-7, Grace’s pre-petition and future liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of December 31, 2007, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation, and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.  Grace presents reorganization items as “Chapter 11 expenses, net of interest income,” a separate caption in its Consolidated Statements of Operations.

Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the litigation settlements with Sealed Air and Fresenius, as such agreements are subject to conditions, which, although expected to be met, have not been satisfied and confirmed by the Bankruptcy Court. The value available under these litigation settlement agreements as measured at December 31, 2007, was $1,202.4 million comprised of $115.0 million in cash from Fresenius and $1,087.4 million in cash and stock from Cryovac. Payments under the Sealed Air Settlement will be made directly to the asbestos trust by Cryovac, and will be accounted for as a satisfaction of a portion of Grace’s recorded asbestos-related liability and a credit to shareholders’ equity.

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

Components of liabilities subject to compromise are as follows:

(In millions)	December 31, 2007	December 31, 2006	Filing Date (Unaudited)
Pre-petition bank debt plus accrued interest	$783.0	$723.1	$511.5
Drawn letters of credit plus accrued interest	26.9	16.4	—
Asbestos-related contingencies	1,700.0	1,700.0	1,002.8
Income taxes (1)	89.3	141.2	242.1
Environmental contingencies	368.6	361.1	164.8
Postretirement benefits other than pension	84.0	72.7	185.4
Unfunded special pension arrangements	100.8	95.6	70.8
Retained obligations of divested businesses (2)	30.9	18.0	43.5
Accounts payable	31.7	31.7	43.0
Other accrued liabilities	74.4	71.2	102.1
Reclassification to current liabilities (3)	(12.1)	(9.4)	—
Total Liabilities Subject to Compromise	$3,277.5	$3,221.6	$2,366.0

(1)	Amounts as of December 31, 2007 and 2006 are net of expected refunds of $76.4 million and $15.0 million, respectively.
(2)	Increased $12.9 million from December 31, 2006 primarily due to reclass from tax reserves.
(3)

As of December 31, 2007 and 2006, approximately $12.1 million and $9.4 million, respectively, of certain pension and postretirement benefit obligations subject to compromise have been presented in other current liabilities in the Consolidated Balance Sheets in accordance with SFAS No. 158.

Note that the unfunded special pension arrangements reflected above exclude non-U.S. pension plans and qualified U.S. pension plans that became underfunded subsequent to the Filing. Contributions to qualified U.S. pension plans are subject to Bankruptcy Court approval.

Change in Liabilities Subject to Compromise

The following table is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through December 31, 2007.

(In millions) (Unaudited)	Cumulative Since Filing
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Resolution of contingencies subject to Chapter 11	(130.0)
Other court orders including employee wages and benefits, sales and use tax, and customer programs	(352.9)
Expense/(income) items:
Interest on pre-petition liabilities	345.8
Employee-related accruals	60.6
Provision for asbestos-related contingencies	744.8
Provision for environmental contingencies	312.6
Provision for income tax contingencies	(16.8)
Balance sheet reclassifications	(37.8)
Balance, end of period	$3,277.5

Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court’s allowance of contingent or disputed claims.

For the holders of pre-petition bank credit facilities, beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rates for the twelve months ended December 31, 2007 and 2006 were 8.05% and 7.96%, respectively.  From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly.

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

Chapter 11 expenses

(In millions)	2007	2006	2005
Legal and financial advisory fees	$95.1	$57.9	$38.4
Interest income	(8.7)	(8.0)	(7.5)
Chapter 11 expenses, net	$86.4	$49.9	$30.9

Pursuant to SOP 90-7, interest income earned on the Debtors’ cash balances must be offset against Chapter 11 expenses.

Condensed financial information of the Debtors

W. R. Grace & Co.—Chapter 11 Filing Entities Debtor-in-Possession Statements of Operations (In millions) (Unaudited)

	Year Ended December 31,
	2007	2006	2005
Net sales, including intercompany	$1,497.9	$1,425.0	$1,267.2
Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	1,063.2	1,036.6	896.0
Selling, general and administrative expenses, exclusive of defined benefit pension expense shown separately below	314.0	340.2	276.1
Research and development expenses	43.9	38.3	38.4
Depreciation and amortization	55.5	58.6	65.2
Defined benefit pension expense	38.8	46.3	51.9
Interest expense and related financing costs	71.1	72.7	54.7
Other (income) expense, net	(72.9)	(83.4)	(107.3)
Provision for environmental remediation	17.0	30.0	25.0
Chapter 11 expenses, net of interest income	86.5	49.8	30.7
	1,617.1	1,589.1	1,330.7
Income (loss) before income taxes and equity in net income of non-filing entities	(119.2)	(164.1)	(63.5)
Benefit from (provision for) income taxes	61.8	33.0	15.0
Income (loss) before equity in net income of non-filing entities	(57.4)	(131.1)	(48.5)
Equity in net income of non-filing entities	137.7	149.4	115.8
Net income	$80.3	$18.3	$67.3

W. R. Grace & Co.—Chapter 11 Filing Entities Debtor-in-Possession Condensed Statements of Cash Flows (In millions) (Unaudited)

	Year Ended December 31,
	2007	2006	2005
Operating Activities
Net income	$80.3	$18.3	$67.3
Reconciliation to net cash provided by (used for) operating activities:
Chapter 11 expenses, net of interest income	86.5	49.8	30.7
(Benefit from) provision for income taxes	(61.8)	(33.0)	(15.0)
Equity in net income of non-filing entities	(137.7)	(149.4)	(115.8)
Depreciation and amortization	55.5	58.6	65.2
Interest on pre-petition liabilities subject to compromise	70.9	71.3	50.6
Provision for environmental remediation	17.0	30.0	25.0
Other non-cash items, net	(7.3)	(0.4)	(5.0)
Contributions to defined benefit pension plans	(81.1)	(106.6)	(35.0)
Cash paid to resolve contingencies subject to Chapter 11	(10.3)	—	(119.7)
Chapter 11 expenses paid	(92.1)	(43.0)	(24.3)
Changes in other assets and liabilities, excluding the effect of businesses acquired/divested	1.2	30.2	(39.3)
Net cash provided by (used for) operating activities	(78.9)	(74.2)	(115.3)
Investing Activities
Capital expenditures	(86.3)	(81.4)	(62.2)
Loan repayments and other	100.8	98.5	106.4
Net cash provided by (used for) investing activities	14.5	17.1	44.2

Net cash provided by (used for) financing activities	37.4	21.7	0.3

Net increase (decrease) in cash and cash equivalents	(27.0)	(35.4)	(70.8)
Cash and cash equivalents, beginning of period	233.8	269.2	340.0
Cash and cash equivalents, end of period	$206.8	$233.8	$269.2

W. R. Grace & Co.—Chapter 11 Filing Entities Debtor-in-Possession Balance Sheets (In millions) (Unaudited)

	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$206.8	$233.8
Investment securities	98.3	—
Cash value of life insurance policies, net of policy loans	77.1	—
Trade accounts receivable, net	108.3	117.9
Receivables from non-filing entities, net	103.2	53.2
Inventories	82.6	72.9
Other current assets	47.1	60.9
Total Current Assets	723.4	538.7

Properties and equipment, net	403.8	394.5
Cash value of life insurance policies, net of policy loans	3.9	89.2
Deferred income taxes	745.7	687.1
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	524.2	237.7
Investment in non-filing entities	395.4	660.3
Overfunded defined benefit pension plans	1.5	2.7
Other assets	77.7	88.1
Total Assets	$3,375.6	$3,198.3

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities	$224.0	$212.0
Minority interest in consolidated entities	62.1	58.4
Underfunded defined benefit pension plans	159.6	214.0
Other liabilities	39.0	42.1
Total Liabilities Not Subject to Compromise	484.7	526.5
Liabilities Subject to Compromise	3,277.5	3,221.6
Total Liabilities	3,762.2	3,748.1
Shareholders’ Equity (Deficit)	(386.6)	(549.8)
Total Liabilities and Shareholders’ Equity (Deficit)	$3,375.6	$3,198.3

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

Approximately 4,035 additional property damage claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Such claims were reviewed in detail by Grace, categorized into claims with sufficient information to be evaluated or claims that require additional information and, where sufficient information existed, the estimated cost of resolution was considered as part of Grace’s recorded asbestos-related liability. Approximately 200 claims did not contain sufficient information to permit an evaluation.  Grace objected to virtually all property damage claims on a number of different bases, including: no authorization to file a claim; the claim was previously settled or adjudicated; no or insufficient documentation; failure to identify a Grace product; the expiration of the applicable statute of limitations and/or statute of repose, and/or laches; and a defense that the product in place is not hazardous. As of December 31, 2007, following the reclassification, withdrawal or expungement of claims, approximately 460 property damage claims remain outstanding.  The Bankruptcy Court has approved settlement agreements covering approximately 275 property damage claims for an aggregate allowed amount of $82 million.

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

Based on Grace’s investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that the product was and continues to be safe for its intended purpose and poses little or no threat to human health. The plaintiffs in the ZAI lawsuits (and the U.S. government in the Montana criminal proceeding described in Note 15) dispute Grace’s position on the safety of ZAI. On October 18, 2004, the Bankruptcy Court held a hearing on motions filed by the parties to address a number of important legal and factual issues regarding the ZAI claims.  On December 14, 2006, the Bankruptcy Court issued an opinion and order holding that, although ZAI is contaminated with asbestos and can release asbestos fibers when disturbed, there is no unreasonable risk of harm from ZAI.  The ZAI claimants sought an interlocutory appeal of the opinion and order with the District Court in Delaware but that request was denied. The ZAI claimants have indicated they still intend to appeal such opinion and order when it becomes a final order.  The Bankruptcy Court has instructed the parties to consult with one another regarding how to proceed with respect to ZAI in light of the Court’s opinion and order. Grace’s recorded asbestos-related liability at December 31, 2007 assumes the risk of loss from ZAI litigation is not probable.  If Grace’s view as to risk of loss is not sustained, management believes the cost to resolve the matter would be material.

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

Cumulatively through the Filing Date, 16,354 asbestos personal injury lawsuits involving approximately 35,720 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved) and approximately 55,489 lawsuits involving approximately 163,698 claims were disposed of (through settlements and judgments) for a total of $645.6 million.  As of the Filing Date, 129,191 claims for personal injury were pending against Grace. Grace believes that a substantial number of additional personal injury claims would have been received between the Filing Date and December 31, 2007 had such claims not been stayed by the Bankruptcy Court.

Asbestos-Related Liability—The total recorded asbestos-related liability as of December 31, 2007 and 2006 was $1,700 million and is included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheets.  Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on its proposed plan of reorganization (the Debtors Plan) as discussed in Note 2. The amount recorded at December 31, 2007 and 2006 includes the $1,613 million maximum amount reflected as a condition precedent to the Debtors Plan and $87 million related to pre-Chapter 11 contractual settlements and judgments included in general unsecured claims.

Under the Debtors Plan, Grace is requesting that the Bankruptcy Court determine the aggregate dollar amount, on a net present value basis, that must be funded on the effective date of the Debtors Plan into an asbestos trust (established under Section 524(g) of the Bankruptcy Code) to pay all asbestos-related personal injury and property damage claims (including ZAI) entitled to payment under the Debtors Plan and related trust administration costs and expenses on the later of the effective date of the Debtors Plan or when allowed (the “Funding Amount”). It is a condition to confirmation of the Debtors Plan that the Bankruptcy Court shall conclude that the Funding Amount is not greater than $1,613 million. This amount, which should be sufficient to fund over $2 billion in pending and future claims, was based in part on Grace’s 2004 evaluation of (1) existing but unresolved personal injury and property damage claims, (2) actuarially-based estimates of future personal injury claims, (3) the risk of loss from ZAI litigation, (4) proposed claim payments reflected in the Debtors Plan, and (5) the cost of trust administration and litigation.  Based upon these and other factors, Grace was prepared to settle its asbestos-related claims at this amount as part of a consensual plan of reorganization.  As part of the estimation and litigation process, the amounts proposed to or adopted by the Bankruptcy Court may be materially different than this amount.

The Bankruptcy Court has entered separate case management orders for estimating liability for pending and future personal injury claims and adjudicating pending property damage claims, excluding ZAI claims.  The trial for estimating liability for personal injury claims commenced in January 2008.  The Debtors expect that the estimated liability will provide the basis for determining the Funding Amount to be paid into the trust on the effective date of the Debtors Plan.

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

Grace has catalogued and analyzed the information furnished with the proofs of claim and questionnaires. This information and other information, including Grace’s claims and settlement history, the experience of other defendants in asbestos-related litigation, and post-petition developments in asbestos-related litigation generally, have been analyzed and reviewed by experts; and Grace, the PI Committee and the FCR have submitted expert reports that each party will rely upon to support its respective estimate of Grace’s asbestos personal injury liability.  The estimate of such liability is expected to provide the basis for determining the appropriate funding amount to resolve current and future asbestos personal injury claims in a plan of reorganization.  Copies of Grace’s and the PI Committee’s expert reports and portions of the FCR’s expert report are available through the Bankruptcy Court. These expert reports (since supplemented, rebutted and made the subject of discovery) are based on data, methodologies and assumptions that may or may not be accepted by the Bankruptcy Court. Grace expects the estimation litigation process to conclude with hearings that began in January 2008 and are scheduled over 20 non-consecutive days ending in May 2008.  Grace expects to adjust its recorded asbestos-related liability as necessary to reflect rulings made by the Bankruptcy Court following these hearings after consideration of all evidence presented by Grace, the official committees and the FCR. Such adjustments may be material.

For property damage claims, the case management order provides that estimation will be preceded by litigation on certain common threshold issues affecting a substantial majority of claims. Such litigation will consist of determining, among other things, (1) whether asbestos-containing products formerly manufactured by Grace are hazardous in place, and (2) compliance with the applicable statute of limitations.  Grace has asked the Bankruptcy Court to rule on Grace’s specific objections to individual claims and groups of claims.

The Funding Amount will primarily be a function of the number of property damage and personal injury claims entitled to be paid under the Debtors Plan, and the amount payable per claim. Through the estimation process, Grace will seek to demonstrate that most claims have no value because they fail to establish any material property damage, health impairment or significant occupational exposure to asbestos from Grace’s operations or products. If the Bankruptcy Court agrees with Grace’s position on the number of, and the amounts to be paid in respect of, allowed personal injury and property damage claims, then Grace believes that the Funding Amount could be less than $1,613 million. However, this outcome is highly uncertain and will depend on a number of Bankruptcy Court rulings favorable to Grace’s position.

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

However, as Grace is willing to proceed with confirmation of the Debtors Plan with a Funding Amount of up to $1,613 million (assuming that other conditions precedent to confirmation of the Debtors Plan are satisfied, including the availability of the payment from Cryovac directly to the asbestos trust under the Sealed Air Settlement described in Note 2), Grace’s recorded asbestos-related liability reflects the maximum amount allowed as a condition precedent under the Debtors Plan. This amount, plus $87 million for pre-Chapter 11 contractual settlements and judgments, brings the total recorded asbestos-related liability as of December 31, 2007 and 2006 to $1,700 million. Any differences between the Debtors Plan as filed and as approved for confirmation could fundamentally change the accounting measurement of Grace’s asbestos-related liability and that change could be material.

Insurance Rights—Grace holds insurance policies that provide coverage for 1962 to 1984 with respect to asbestos-related lawsuits and claims.  For the most part, coverage for years 1962 through 1972 has been exhausted, leaving coverage for years 1973 through 1985 available for pending and future asbestos claims.  Since 1985, insurance coverage for asbestos-related liabilities has not been commercially available to Grace.

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

Grace has entered into settlement agreements with various excess insurance carriers. These settlements involve amounts paid and to be paid to Grace. The unpaid maximum aggregate amount available under these settlement agreements is approximately $487 million.  With respect to asbestos-related personal injury claims, the settlement agreements generally require that the claims be spread over the claimant’s exposure period and that each insurer pay a pro rata portion of each claim based on the amount of coverage provided during each year of the total exposure period.

Presently, Grace has no agreements in place with insurers with respect to approximately $430 million of excess coverage.  Such policies are at layers of coverage that have not yet been triggered, but certain layers would be triggered if the Debtors Plan were approved at the recorded asbestos-related liability of $1,700 million. In estimating its ultimate insurance recovery, Grace has assumed that its unsettled excess coverage will be available on terms that are substantially similar to the existing settlement agreements described above.  Grace believes that any allowed ZAI claims also would be covered under the policies discussed above to the extent they relate to installations of ZAI occurring after July 1, 1973.

In addition, Grace has approximately $253 million of excess coverage with insolvent or non-paying insurance carriers.  Non-paying carriers are those that, although technically solvent, are not currently meeting their obligations to pay claims.  Grace has filed and continues to file claims in the insolvency proceedings of these carriers.  Grace periodically receives distributions from some of these insolvent carriers and expects to receive distributions in the future.  Settlement amounts are recorded as income when received.

In November 2006, Grace entered into a settlement agreement with an underwriter of a portion of its excess insurance coverage. The insurer paid a settlement amount of $90 million directly to an escrow account for the benefit of the holders of claims for which Grace was provided coverage under the affected policies.  The escrow account balance at December 31, 2007 and 2006 approximated $94.8 million and $90.3 million, respectively, including interest earned on the account. Funds will be distributed from this account directly to claimants at the direction of the escrow agent pursuant to the terms of a confirmed plan of reorganization or as otherwise ordered by the Bankruptcy Court.  The settlement agreement provides that unless Grace confirms a plan of reorganization by December 31, 2008, at the option of the insurer, exercisable at any time prior to April 30, 2009, the escrow amount with interest must be returned to the insurer.  Grace will record the amount in the escrow account as an asset and reduce its asbestos insurance receivable balance if and when all contingencies for the release of such amount are satisfied.

As of December 31, 2007, including the settlement discussed above and after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements, there remains approximately $917 million of excess coverage from 54 presently solvent insurers.  Grace estimates that eligible claims would have to exceed $4 billion to access total coverage.  Grace further estimates that, assuming the resolution value of asbestos-related claims is equal to the recorded liability of $1,700 million (which should fund claim payments in excess of $2 billion), it should be entitled to approximately $500 million of insurance recovery, including the escrow described above.  This amount was determined by estimating the aggregate and per year payout for claims over time and applying the expected insurance recovery factor to such claims. However, the ultimate amount of insurance recovered on such claims will depend on a number of factors that will only be determined at the time claims are paid including: the nature of the claim (PI, PD or ZAI), the relevant exposure years, the timing of payment, the solvency of insurers and the legal status of policy rights. Accordingly, Grace’s recorded estimate of insurance recovery may differ materially from actual amounts received.

4.              Income Taxes

The components of income (loss) from consolidated operations before income taxes and the related benefit from (provision for) income taxes for 2007, 2006, and 2005 are as follows:

Income Taxes—Consolidated Operations (In millions)	2007	2006	2005
Income (loss) before income taxes:
Domestic	$355.2	$(96.6)	$10.5
Foreign	185.9	150.1	142.3
Intercompany eliminations	(466.6)	(27.1)	(64.2)
	$74.5	$26.4	$88.6
Benefit from (provision for) income taxes:
Federal—current	$29.0	$(8.5)	$5.1
Federal—deferred	34.5	41.8	13.8
State and local—current	(1.3)	(1.4)	(1.0)
Foreign—current	(66.2)	(43.0)	(47.5)
Foreign—deferred	9.8	3.0	8.3
	$5.8	$(8.1)	$(21.3)

The above table reflects the elimination in 2007 of approximately $440 million of domestic income resulting from repatriated earnings.

At December 31, 2007 and 2006, the tax attributes giving rise to deferred tax assets and liabilities consisted of the following items:

Deferred Tax Analysis (In millions)	2007	2006

Deferred tax assets:
Liability for asbestos-related litigation	$595.0	$595.0
Net operating loss/credit carryforwards	71.1	133.8
Deferred state taxes	121.0	146.9
Liability for environmental remediation	129.0	126.4
Other postretirement benefits	27.8	29.7
Reserves and allowances	40.8	38.6
Research and development	35.2	33.3
Pension liabilities	99.3	152.5
Foreign loss/credit carryforwards	36.6	24.8
Accrued interest on pre-petition debt	70.7	56.8
Other	9.2	5.4
Total deferred tax assets	$1,235.7	$1,343.2

Deferred tax liabilities:
Asbestos-related insurance receivable	$(180.5)	$(180.5)
Deferred foreign and other income	(10.0)	(111.6)
Pension assets	(11.4)	(41.0)
Properties and equipment	(47.2)	(60.5)
Other	(80.0)	(63.7)
Total deferred tax liabilities	$(329.1)	$(457.3)

Valuation allowance:
Deferred state taxes	$(121.0)	$(146.9)
Net federal tax assets	—	(21.7)
Foreign loss carryforwards	(22.0)	(16.6)
Total valuation allowance	(143.0)	(185.2)
Net deferred tax assets	$763.6	$700.7

The deferred tax asset valuation allowance of $143.0 million at December 31, 2007 consists of:  (i) $121.0 million related to net deferred state tax assets associated with current loss carryforwards and future tax deductions that are not likely to provide a cash benefit, and (ii) $22.0 million related to foreign loss carryforwards that are not reasonably expected to be utilized in the future.  The change in the valuation allowance from December 31, 2006 to 2007 primarily represents a $25.9 million reduction in the estimated amount of state tax losses available to be utilized in the future.  Similarly, the increase in valuation allowances related to foreign operating losses and other business credits corresponds to the increase in the available amount of such losses and credits. Based upon anticipated future results, Grace has concluded that it is more likely than not that the balance of the net deferred tax assets, after consideration of the valuation allowance, will be realized. Because of the nature of the items that make up this balance, the realization period is likely to extend over a number of years and the outcome of the Chapter 11 Cases could materially impact the amount and the realization period.

The tax credit carryforwards at December 31, 2007 of $71.1 million consist of $51.6 million of foreign tax credit carryforwards with expiration dates through 2017; $0.6 million of general business credit carryforwards with expiration dates through 2025; and $18.9 million of alternative minimum tax credit (“AMTC”) carryforwards with no expiration dates.  However, the $18.9 million of AMTC carryforwards includes $15.8 million which will not be available if Grace is successful in resolving certain issues reflected as uncertain tax positions.

Grace has not yet recorded “windfall tax benefits” of $14.0 million associated with stock option compensation that remained unrealized at the end of 2007.

Grace utilized approximately $191 million of U.S. Federal net operating losses (“NOLs”) during 2007 as a result of the repatriation of earnings from non-U.S. subsidiaries.   Grace anticipates generating additional NOLs upon emergence from bankruptcy as contemplated in the Debtors Plan.  Because Grace did not pay a significant amount of U.S. taxes in prior years and/or has already received or applied for tax refunds from available NOL carryback years, it expects to carryforward most of its NOLs after emergence from bankruptcy. Under federal income tax law, a corporation is generally permitted to carryforward NOLs for a 20-year period for deduction against future taxable income. Grace’s ability to deduct future NOL carryforwards could be significantly limited if it were to undergo an ownership change during or as a result of the Chapter 11 proceeding.  During the course of the bankruptcy proceeding, the Bankruptcy Court entered an order that places certain limitations on trading in Grace common stock or options convertible into Grace common stock.  Pursuant to these limitations, Grace intends to object to any purchase of Grace common stock or options that would potentially contribute to an ownership change.  However, Grace can provide no assurance that these limitations will prevent an ownership change or that its ability to utilize future net operating loss carryforwards will not be significantly limited as a result of Grace’s reorganization.

As part of Grace’s evaluation and planning for the funding requirements of its plan of reorganization, Grace implemented a repatriation plan during 2007 resulting in payments of cash and promissory notes to the U.S. totaling $442.2 million from non-U.S. subsidiaries.  Grace continues to carry a deferred tax liability of $10.0 million related to the expected tax cost of future repatriations of earnings.  Grace has not provided for U.S. federal, state and foreign deferred income taxes on approximately $675 million of undistributed earnings of foreign subsidiaries. Based upon Grace’s current outlook and assumptions with respect to the amount of bankruptcy claims and foreign liquidity needs, Grace expects that these earnings will be retained indefinitely by such subsidiaries as they have been or will be reinvested locally. However, Grace will continue to monitor this position in light of the assumptions mentioned above.

The difference between the benefit from (provision for) income taxes at the federal income tax rate of 35% and Grace’s overall income tax provision is summarized as follows:

Income Tax Benefit (Provision) Analysis (In millions)	2007	2006	2005
Tax benefit (provision) at federal corporate rate	$(26.1)	$(9.2)	$(31.0)
Change in provision resulting from:
Nontaxable income/non-deductible expenses	(2.4)	(1.9)	(1.5)
State and local income taxes, net of federal income tax benefit	(0.7)	(6.1)	11.1
Federal and foreign taxes on foreign operations	5.0	(3.2)	(1.6)
Change in APB 23 reserve	44.8	(42.0)	—
Change in valuation allowance on deferred tax assets	—	60.1	(2.7)
Chapter 11 expenses (non-deductible)	(11.4)	(16.9)	(10.3)
Tax and interest relating to tax deductibility of interest on life insurance policy loans	(20.1)	1.4	1.2
Impact of rate changes on deferred tax balances	3.4	—	—
Adjustments to tax and interest contingencies	13.3	9.7	13.5
Income tax benefit from (provision for) continuing operations	$5.8	$(8.1)	$(21.3)

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which Grace adopted effective January 1, 2007. Under FIN 48, Grace may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

The effect of the implementation of FIN 48 was to reduce Grace’s accumulated deficit as of January 1, 2007 by $2.2 million. This amount primarily reflected recognition of U.S. federal tax benefits relating to certain expenses incurred in defense of creditor claims and various alternative minimum tax benefits arising from prior year audits, offset by certain increases to reserves on foreign income and undistributed foreign earnings.  The amount of unrecognized tax benefits at January 1, 2007 was

$200.2 million ($154.9 million, excluding interest and penalties).  The $200.2 million of unrecognized tax benefits included $45 million related to the deduction of certain capital losses in Grace’s 1999 U.S. tax return.

The amount of unrecognized tax benefits at the end of 2007 was $177.8 million ($123.0 million, excluding interest and penalties). A reconciliation of the unrecognized tax benefits for the year ended December 31, 2007 follows:

Rollforward of Uncertain Tax Positions (In millions)	Unrecognized Tax Benefits

Balance as of January 1, 2007	$154.9
Additions for current year tax positions	4.3
Additions for prior year tax positions	10.5
Reductions for prior year tax positions	(11.2)
Settlements	(35.5)
Reductions for expirations of statute of limitations	—
Balance as of December 31, 2007	$123.0

Of the total amount of unrecognized benefits of $123.0 million, the amount that if recognized would affect the effective tax rate is equal to $107.2 million.  This is due to the fact that $15.8 million of AMTC carryforwards recorded as deferred tax assets will not be available if Grace is successful in resolving certain issues.

Grace accrues potential interest and any associated penalties related to uncertain tax positions in “benefit from (provision for) income taxes” in the Consolidated Statements of Operations. The balances of Unrecognized Tax Benefits reflected above do not include accrued interest and penalties. The total amount of interest and penalties accrued on uncertain tax positions as of January 1, 2007 was $59.1 million ($45.3 million, net of applicable tax benefit). During 2007, Grace accrued additional interest expense and penalties of $12.0 million ($9.6 million, net of applicable tax benefit) resulting in a balance at December 31, 2007 of $54.9 million (net of applicable tax benefit).

Grace files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. In many cases, Grace’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by major jurisdiction:

Tax Jurisdiction	Examination in Progress	Examination Not Yet Initiated
United States (1) (2)	1993-2004	2005-2007
Germany (1)	1998-2005	2006-2007
United Kingdom	None	2001-2007
Singapore	None	2001-2007
France	2004-2006	2007
Italy	None	2003-2007

(1)	Includes federal as well as state, provincial or local jurisdictions, as applicable.
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

Based upon the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, Grace believes there may be a material change to Grace’s aggregate recorded liabilities for uncertain tax positions in the next twelve months with respect to the following matters:

1.                     With respect to the 1993-1996 federal income tax audit, there is one issue outstanding related to $7 million of research and experimentation (“R&E”) credits.  Grace has reached a settlement with the Internal Revenue Service (“IRS”) regarding this matter and is awaiting joint committee approval of an anticipated refund of approximately $4.5 million.

2.                     With respect to the IRS examination of the 1997-2001 tax years, Grace has received revised examination reports from the IRS, which include the review of losses carried back to 1988-1989 (collectively, the “Examination Reports”) asserting, in the aggregate, approximately $32.5 million of net additional tax plus accrued interest.  The most significant issue addressed in the Examination Reports concerns the carryback of a specified liability loss from the 1998 tax period to the 1989 taxable year.  On December 10, 2007, the Tax Court granted the parties’ Joint Motion for Continuance and forwarded the case to the IRS Appeals Office for the purpose of conducting settlement negotiations.

3.                     In the fourth quarter of 2007, Grace reached a resolution of a question regarding the 1999 recognition of a capital loss on the disposal of shares of an affiliated entity formed to assist Grace with its environmental remediation needs.  The amount at issue was $45 million.  Grace reached a settlement agreement with the

IRS Appeals Office (pending Bankruptcy Court approval) under which Grace will be allowed a capital loss of $32.2 million in lieu of the $128.6 million originally claimed on its 1999 tax return.  The settlement resulted in the recognition of $11.3 million in tax benefits in December 2007. On February 25, 2008, the U.S. Bankruptcy Court issued an order authorizing Grace to proceed with the settlement agreement.

4.                     The IRS examination of the 2002-2004 years was still ongoing at the end of 2007. Issues raised were considered in connection with the increase in the amount accrued for uncertain tax positions during 2007 (see the Rollforward of Uncertain Tax Positions table above).  Grace expects that the examination will be concluded in the first quarter of 2008, but further impact on the balance of uncertain tax positions is not yet determinable.

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

5.              Acquisitions and Divestments

In August 2007, Grace sold its washcoat product line, which accounted for approximately $25.8 million of Grace Davison operating segment net sales in 2006.

In July 2007, Grace acquired certain assets of Grupo Sistiaga S.L., a supplier of coatings for aluminum containers located in Hernani, Spain.  The acquired assets and liabilities and the results of operations of the acquired business are reflected in financial results of the Grace Davison operating segment.

In June 2007, Grace, through its Advanced Refining Technologies, LLC (“ART”) joint venture with Chevron Products Company, completed the purchase of twelve million shares of the Kuwaiti Catalyst Company (“KCC”), which resulted in an approximate 18% ownership of the outstanding common stock of KCC.  ART acquired the interest in KCC for the equivalent of $6.3 million, paid in cash, and has accounted for the investment under the equity method.

In June 2006, Grace acquired the custom catalyst manufacturing assets of Basell, USA, as well as Basell’s components business for cash consideration of $19.6 million.  The manufacturing assets and the results of operations of the acquired business have been included as part of the Grace Davison operating segment since the date of acquisition.

6.              Other (Income) Expense, net

Components of other (income) expense, net are as follows:

Other (Income) Expense, net (In millions)	2007	2006	2005
Income from insurance settlements with insolvent insurance companies	$(1.0)	$(12.5)	$(44.5)
COLI income, net	(5.4)	(4.1)	(3.5)
Interest income	(7.7)	(7.0)	(3.6)
Net (gain) loss on sales of investments and disposals of assets	(1.9)	(0.6)	0.7
Currency translation—intercompany loans	(10.5)	(23.1)	35.9
Value of currency contracts	8.2	21.5	(35.7)
Other currency transaction effects	2.8	3.3	(0.1)
Other miscellaneous income	(17.6)	(11.8)	(16.6)
Total other (income) expense, net	$(33.1)	$(34.3)	$(67.4)

7.              Goodwill and Other Intangible Assets

For the purpose of measuring impairment under the provisions of SFAS No. 142, Grace has identified its reporting units as the product groups at one level below its operating segments. Grace has evaluated its goodwill annually as of November 30 with no impairment charge required in any of the periods presented.

The carrying amount of goodwill attributable to each operating segment and the changes in those balances during the year ended December 31, 2007 are as follows:

(In millions)	Grace Davison	Grace Construction Products	Total Grace
Balance as of December 31, 2006	$54.0	$62.5	$116.5
Goodwill acquired during the year	—	—	—
Foreign currency translation / other adjustments	1.6	4.1	5.8
Balance as of December 31, 2007	$55.6	$66.6	$122.3

Grace’s net book value of other intangible assets at December 31, 2007 and December 31, 2006 was $82.2 million and $84.9 million, respectively, detailed as follows:

(In millions)	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization
Technology	$45.3	$19.3
Patents	1.2	0.2
Customer lists	56.1	21.6
Other	31.1	10.4
Total	$133.7	$51.5

(In millions)	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization
Technology	$43.6	$15.7
Patents	1.6	0.6
Customer lists	52.3	16.3
Other	28.0	8.0
Total	$125.5	$40.6

At December 31, 2007, estimated future annual amortization expenses for intangible assets are:

Estimated Amortization Expense (In millions)
2008	$10.1
2009	10.3
2010	9.8
2011	9.7
2012	8.9

8.     Comprehensive Income (Loss)

The tables below present the pre-tax, tax and after-tax components of Grace’s other comprehensive income (loss) for the years ended December 31, 2007, 2006, and 2005:

Year Ended December 31, 2007 (In millions)
	Pre-Tax Amount	Tax Benefit / (Expense)	After Tax Amount
Defined benefit pension and other postretirement plans:
Net deferred actuarial loss arising during period	$(29.1)	$9.9	$(19.2)
Amortization of net prior service credit included in net periodic benefit cost	(6.5)	2.3	(4.2)
Amortization of net deferred actuarial loss included in net periodic benefit cost	28.4	(9.7)	18.7
Benefit plans, net	(7.2)	2.5	(4.7)
Gain (loss) from hedging activities	0.9	(0.1)	0.8
Foreign currency translation adjustments	43.7	0.9	44.6
Other comprehensive income (loss)	$37.4	$3.3	$40.7

Year Ended December 31, 2006 (In millions)
	Pre-Tax Amount	Tax Benefit / (Expense)	After Tax Amount
Minimum pension liability adjustments	$107.5	$(37.6)	$69.9
Gain (loss) from hedging activities	(1.9)	0.6	(1.3)
Foreign currency translation adjustments	36.8	—	36.8
Other comprehensive income (loss)	$142.4	$(37.0)	$105.4

Year Ended December 31, 2005 (In millions)
	Pre-Tax Amount	Tax Benefit	After Tax Amount
Minimum pension liability adjustments	$(23.5)	$8.3	$(15.2)
Foreign currency translation adjustments	(28.7)	—	(28.7)
Other comprehensive income (loss)	$(52.2)	$8.3	$(43.9)

Components of Accumulated Other Comprehensive Income (Loss), Net of Tax (In millions)
	Foreign currency translation adjustments	Gain (loss) from hedging activities	Pension accounting	Total accumulated other comprehensive loss
Balance as of December 31, 2005	$(31.2)	$—	$(362.7)	$(393.9)
Current-period change	36.8	(1.3)	69.9	105.4
Adoption of SFAS 158 (See Note 19)	—	—	(102.3)	(102.3)
Balance as of December 31, 2006	$5.6	$(1.3)	$(395.1)	$(390.8)
Current-period change	44.6	0.8	(4.7)	40.7
Balance as of December 31, 2007	$50.2	$(0.5)	$(399.8)	$(350.1)

Accumulated other comprehensive income (loss) related to the defined benefit pension and other postretirement plans at December 31, 2007 represents the accumulation of net actuarial losses of $404.7 million as well as net prior service credits of $4.9 million. These amounts are net of tax and are amortized as a component of net periodic benefit cost. For the year ended December 31, 2007, the pre-tax benefit recognized related to prior service credits was $6.5 million, and the pre-tax expense recognized for amortization of accumulated actuarial losses was $28.4 million. In addition, $29.1 million of additional pre-tax comprehensive loss was recognized for net deferred actuarial losses arising during the year ended December 31, 2007 (see Note 19 for more information).

From time to time, Grace enters into commodity derivatives such as forward contracts or option contracts directly with natural gas suppliers, and fixed-rate swaps with financial institutions to mitigate the risk of volatility of natural gas prices.  Under fixed-rate swaps, Grace locks in a fixed rate with a financial institution for future natural gas purchases, purchases its natural gas from a supplier at the prevailing market rate, and settles with the bank for any difference in the rates, thereby “swapping” a variable rate for a fixed rate.  In 2007, Grace utilized fixed-rate swaps to mitigate the risk of natural gas price volatility.  In 2006, Grace purchased a combination of forward contracts, fixed-rate swaps and options for a portion of its expected natural gas requirements. Grace’s forward contracts for natural gas qualify for the normal purchases and normal sales exception from SFAS No. 133, as they do not contain net settlement provisions, and result in physical delivery of natural gas from suppliers.  Therefore, the fair values of these contracts are not recorded in the Consolidated Balance Sheets.  The outstanding swaps are treated as effective cash flow hedges for accounting purposes and revalued at the end of each quarter, with corresponding adjustments to other comprehensive income (loss).

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

9.              Investment Securities

Investment securities of $100.9 million and $2.4 million at December 31, 2007 and 2006, respectively, consist of direct or indirect investments in debt securities. Prior to the fourth quarter of 2007, Grace’s investment in the Columbia Strategic Cash Fund was classified in cash and cash equivalents as redemptions were available in cash.  In December 2007, the fund began an orderly liquidation that is expected to continue through 2008 and restricted redemptions to an in-kind distribution of securities held by the fund. Grace has elected to remain in the fund and to value the fund based on the underlying securities as determined by the fund principals.  The strategic cash investment fund was valued at $98.3 million at December 31, 2007, which includes an impairment loss of $1.4 million recorded in the fourth quarter of 2007 due to unfavorable conditions of the credit markets.  The impairment loss is recorded as an offset to interest income earned on the Columbia Strategic Cash Fund by the Debtors, which is net against Chapter 11 expenses in the Consolidated Statements of Operations.  This impairment was deemed to be other than temporary, and as such, was recorded in earnings.

10.             Other Balance Sheet Accounts

(In millions)	December 31, 2007	December 31, 2006
Inventories (1)
Raw materials	$76.3	$59.6
In process	44.7	41.4
Finished products	207.1	189.8
General merchandise	38.2	35.6
Less: Adjustment of certain inventories to a LIFO basis(2)	(62.8)	(41.8)
	$303.5	$284.6
Other Assets
Deferred charges	$40.9	$38.1
Long-term receivables, less allowances of $0.0 (2006 - $0.5)	1.3	7.9
Patents, licenses and other intangible assets, net	82.2	84.9
Investments in unconsolidated affiliates and other	12.2	0.6
	$136.6	$131.5
Other Current Liabilities
Accrued compensation	$97.2	$90.4
Customer volume rebates	44.1	41.8
Accrued commissions	11.6	13.5
Accrued reorganization fees	27.5	24.9
Income tax payable	30.4	13.9
Deferred tax liability	8.8	6.7
Other accrued liabilities	105.5	81.4
	$325.1	$272.6
Other Liabilities
Long-term self insurance reserve	$8.0	$8.0
Retained obligations of divested businesses	5.3	5.3
Long-term incentive compensation	13.8	12.2
Other accrued liabilities	19.1	17.8
	$46.2	$43.3

(1)	Inventories valued at LIFO cost comprised 47.0% of total inventories at December 31, 2007 and 48.2% at December 31, 2006.
(2)

During 2007 and 2006, a reduction in U.S. LIFO inventory levels resulted in costs pertaining to prior years being reflected in cost of sales for the 2007 and 2006 year. This had the effect of increasing pre-tax income by $0.9 million in each year compared with current cost.

Accrued compensation in the table above includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

11.       Properties and Equipment

(In millions)	2007	2006
Land	$23.0	$22.4
Buildings	460.7	440.4
Information technology and equipment	144.9	125.8
Machinery, equipment and other	1,571.0	1,513.8
Projects under construction	51.5	72.6
Properties and equipment, gross	2,251.1	2,175.0
Accumulated depreciation and amortization	(1,545.0)	(1,510.5)
Properties and equipment, net	$706.1	$664.5

Capitalized interest costs amounted to $2.0 million in 2007 and $1.2 million in 2006.  Depreciation and lease amortization expense relating to properties and equipment amounted to $104.4 million in 2007, $104.2 million in 2006, and $111.9 million in 2005. Grace’s rental expense for operating leases amounted to $20.8 million in 2007, $18.6 million in 2006, and $18.7 million in 2005.

At December 31, 2007, minimum future non-cancelable payments for operating leases were:

Minimum Future Payments Under Operating Leases

(In millions)
2008	$23.1
2009	18.6
2010	12.0
2011	8.2
2012	5.6
Thereafter	8.9
Total minimum lease payments	$76.4

The above minimum non-cancelable lease payments are net of anticipated sublease income of $2.4 million in 2008, $2.2 million in 2009, $1.5 million in 2010, $1.1 million in 2011, and $1.1 million in 2012.

12.       Life Insurance

Grace is the beneficiary of corporate-owned life insurance (“COLI”) policies on certain current and former employees with net cash surrender values of $81.0 million and $89.2 million at December 31, 2007 and 2006, respectively. The following tables summarize activity in these policies for 2007, 2006 and 2005, and the components of net cash value at December 31, 2007 and 2006:

Life Insurance - Activity Summary

(In millions)	2007	2006	2005
Earnings on policy assets	$6.2	$5.6	$6.3
Interest on policy loans	(0.9)	(1.5)	(2.8)
Premiums	1.7	2.3	1.7
Policy loan repayments	0.1	0.1	0.6
Proceeds from termination of life insurance policies	(14.8)	(0.3)	(14.8)
Net investing activity	(0.5)	(1.8)	(2.2)
Change in net cash value	$(8.2)	$4.4	$(11.2)
Tax-free proceeds received	$0.3	$2.3	$2.2

Components of Net Cash Value

(In millions)	December 31,
	2007	2006
Gross cash value	$85.8	$114.7
Principal—policy loans	(4.7)	(25.0)
Accrued interest—policy loans	(0.1)	(0.5)
Total net cash value	$81.0	$89.2
Less: current portion	(77.1)	—
Net cash value—long term	$3.9	$89.2
Insurance benefits in force	$141.1	$197.9

Grace’s financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

In November and December 2007, Grace surrendered and terminated life insurance policies and received approximately $14.8 million of net cash value from the terminations.  As a result of the terminations, gross cash value of the policies was reduced by approximately $36.3 million and policy loans of approximately $20.9 million were satisfied. Grace’s insurance benefits in force was reduced by approximately $60.1 million.

13.       Debt

Components of Debt (In millions)

	2007	2006
Debt payable within one year (1)	$4.7	$3.3
Debt payable after one year
DIP facility (2)	$—	$—
Other long-term borrowings	0.3	0.2
	$0.3	$0.2
Debt Subject to Compromise
Bank borrowings (3)	$500.0	$500.0
Accrued interest on bank borrowings (4)	283.0	223.1
Drawn letters of credit (5)	23.6	13.8
Accrued interest on drawn letters of credit	3.3	2.6
	$809.9	$739.5
Full-year weighted average interest rates on total debt	8.1%	7.9%

(1)	Represents borrowings under various lines of credit and other miscellaneous borrowings, primarily by non-U.S. subsidiaries.

(2)

In April 2001, the Debtors entered into a debtor-in-possession post-petition loan and security agreement with Bank of America, N.A. (the “DIP facility”) in the aggregate amount of $250 million. The DIP facility is secured by priority liens on substantially all assets of the Debtors, and bears interest based on LIBOR plus 2 to 2.25 percentage points. The term of the DIP facility expires April 1, 2008. As of December 31, 2007 and 2006, the Debtors had no outstanding borrowings under the DIP facility. However, $56.3 million and $55.4 million of standby letters of credit were issued and outstanding under the facility as of December 31, 2007 and 2006, respectively, which were issued mainly for trade-related matters such as performance bonds, as well as certain insurance and environmental matters. The outstanding amount of standby letters of credit, as well as other holdback provisions issued under the DIP facility reduces the borrowing availability to $178.5 million at December 31, 2007. Under the DIP facility, the Debtors are required to maintain $50 million of liquidity, in a combination of cash, cash equivalents and the net cash value of life insurance policies.

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

(4)

In the fourth quarter of 2004, Grace accrued $69.5 million to increase its estimate of interest to which holders of the Debtor’s pre-petition bank credit facilities and letters of credit would be entitled under the Debtors Plan to 6.09%. Grace continued to accrue interest at this rate throughout 2005. Beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes and compounded quarterly; such rate averaged 8.1% over 2007.

(5)	Amounts drawn on letters of credit pursuant to settled but unpaid claims.

14.       Financial Instruments and Risk

Debt and Interest Rate Swap Agreements—Grace was not a party to any debt or interest rate swaps at December 31, 2007 and December 31, 2006.

Commodity Risk—Certain raw materials and energy sources are subject to price fluctuation.  Grace hedges against volatility in certain raw material and energy purchases, using financial instruments as appropriate.  Grace also enters into long term supply agreements and/or forward commitments to secure materials at stable prices and in quantities fully expected to be used in production.  During 2007 and 2006, Grace entered into fixed-price swaps with financial institutions, forward contracts with natural gas suppliers, and options agreements with natural gas suppliers to manage the cost of a portion of quantities required for use at certain production plants.

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

In 2004, Grace purchased forward contracts to minimize currency risk related to euro denominated intercompany loans due to a U.S. subsidiary of Grace. In 2005, Grace extended the remaining portion of these forward foreign currency contracts.  The intercompany loans and the forward foreign currency contracts mature in 2008.  In November 2007, Grace purchased additional forward foreign currency contracts to mitigate the effect of foreign currency translation with respect to new intercompany loans between its principal U.S. subsidiary and a German subsidiary.

In February 2006, Grace adopted a currency risk management program.  Pursuant to this program, Grace has entered into derivative instruments such as foreign currency forward contracts and options to hedge its exposure to foreign currency fluctuations in various currencies.

Fair Value of Debt and Other Financial Instruments—At December 31, 2007, the fair value of Grace’s debt payable within one year not subject to compromise approximated the recorded value of $4.7 million.  Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. At December 31, 2007, the recorded values of other financial instruments such as cash equivalents, short-term investments, trade receivables and payables and short-term debt approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.  At December 31, 2007, the carrying value of Grace’s bank debt subject to compromise plus interest was $783.0 million.  The estimated fair value of the bank debt is higher than the carrying value; however, because such debt is subject to compromise in Grace’s Chapter 11 proceeding, neither carrying values nor market values may reflect ultimate liquidation value.

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

15.       Commitments and Contingent Liabilities

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

At December 31, 2007, Grace’s estimated liability for environmental investigative and remediation costs totaled $368.6 million, as compared with $361.1 million at December 31, 2006. The amount is based on funding and/or remediation agreements in place and Grace’s best estimate of its cost for sites not subject to a formal remediation plan. During the first quarter of 2008, Grace filed a motion with the Bankruptcy Court for approval of one of the largest of these remediation agreements, a multi-site settlement agreement that Grace has executed with the U.S. Government, on behalf of the Environmental Protection Agency (“EPA”) and other federal agencies.  This agreement addresses 38 sites for which the EPA has filed a claim against Grace.  Under this agreement, Grace would pay approximately $44 million to the U.S. Government and other parties in settlement of 35 of these outstanding claims.  In return, the U.S. Government would agree not to take action against Grace under the Comprehensive Environmental Response, Compensation, and Liability Act with respect to such sites.  Grace intends to separately fund or carry out remediation at the three remaining sites, including remediation relating to Grace’s former vermiculite mining processing site in Libby, Montana discussed below.  Grace’s estimated environmental liabilities are included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheets.

Grace recorded pre-tax charges of $17.0 million and $30.0 million for environmental matters in 2007 and 2006, respectively.  Of the pre-tax charges, $14.4 million and $28.0 million, respectively, was in connection with cost recovery obligations arising out of a lawsuit brought by the U.S. Government (see below).  The remainder of the pre-tax charges were attributable to the ongoing review of recorded environmental liabilities.

Net cash expenditures charged against previously established reserves for the years ended December 31, 2007, 2006, and 2005 were $9.5 million, $10.9 million, and $28.0 million, respectively. Cash expenditures in 2005 included a settlement payment of $21.3 million related to a formerly owned site.

Vermiculite Related Matters

EPA Cost Recovery Claim—As a result of a 2002 U.S. District Court ruling, Grace is required to reimburse the U.S. Government for $54.5 million (plus interest) in costs expended through December 2001, and for all appropriate future costs to complete asbestos-related remediation relating to Grace’s former vermiculite mining and processing activities in the Libby, Montana area.  These costs include cleaning and/or demolition of contaminated buildings, excavation and removal of contaminated soil, health screening of Libby residents and former mine workers, and investigation and monitoring costs.

Grace’s total estimated liability for asbestos remediation related to its former vermiculite operations in Libby, including the cost of remediation at vermiculite processing sites outside of Libby, at December 31, 2007 and 2006 was $270.8 million and $255.2 million, respectively, excluding interest.  The estimated obligation as of each date includes $162.5 million for asserted reimbursable costs through 2005 (which includes the $54.5 million charge discussed above).  The estimate as of each date does not include the cost to remediate the Grace-owned mine site at Libby or other nearby properties that may require remediation, which costs are not currently estimable. Grace’s estimate of costs is based on information exchanged with the EPA in the first quarter of 2008.

Montana Criminal Proceeding—On February 7, 2005, the United States Department of Justice announced the unsealing of a grand jury indictment against Grace and seven former senior level employees (United States of America v. W. R. Grace & Co. et al) relating to Grace’s former vermiculite mining and processing activities in Libby, Montana.  The indictment accuses the defendants of (1) conspiracy to violate environmental laws and obstruct federal agency proceedings; (2) violations of the federal Clean Air Act; and (3) obstruction of justice.

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

In July 2006, the U.S. District Court for the District of Montana dismissed a portion of the conspiracy count of a superseding indictment alleging conspiracy to knowingly endanger residents of the Libby area and others in violation of the Clean Air Act.  In August 2006, the District Court granted a motion by the defendants to exclude as evidence sample results that included minerals that do not constitute asbestos under the Clean Air Act.  The Government appealed these and other rulings to the Ninth Circuit Court of Appeals.  In September 2007, the Ninth Circuit overturned the July 2006 and August 2006 District Court rulings. In December 2007, Grace’s petition for rehearing concerning these rulings was denied.  Grace intends to appeal the Ninth Circuit’s ruling to the Supreme Court.  A trial date has not yet been scheduled.

The U.S. Bankruptcy Court previously granted Grace’s request to advance legal and defense costs to the employees involved in this case, subject to a reimbursement obligation if it is later determined that the employees did not meet the standards for indemnification set forth under the appropriate state corporate law. For the years ended December 31, 2007, 2006, and 2005, total expense for Grace and the employees was $19.0 million, $52.7 million, and $20.0 million, respectively, which amounts are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Cumulative expenses to address this matter were $91.7 million through December 31, 2007.

Grace is unable to assess whether the indictment, or any conviction resulting therefrom, will have a material adverse effect on the results of operations or financial condition of Grace or affect Grace’s bankruptcy proceedings. While the appeal is pending, Grace expects legal fees for this matter to be $3 million to $4 million per quarter.  Grace intends to expense such costs as they are incurred.

New Jersey Lawsuit—On June 1, 2005, the New Jersey Department of Environmental Protection (“DEP”) filed a lawsuit against Grace and two former employees in the Superior Court of New Jersey Law Division: Mercer County (N.J. Dept. of Environmental Protection v. W.R. Grace & Co. et al.) seeking civil penalties for alleged misrepresentations and false statements made in a Preliminary Assessment/Site Investigation Report and Negative Declarations submitted by Grace to the DEP in 1995 pursuant to the New Jersey Industrial Site Recovery Act. Grace submitted the report, which was prepared by an independent environmental consultant, in connection with the closing of Grace’s former plant in Hamilton Township, New Jersey. The State of New Jersey and the U.S. Department of Justice also have conducted criminal investigations related to Grace’s former operations of the Hamilton plant, but Grace is not aware of any recent activity related to such investigations.

Grace purchased the Hamilton plant assets in 1963 and ceased operations in 1994. During the operating period, Grace produced spray-on fire protection products and other vermiculite-based products at this plant. The current property owners are conducting remediation activities as directed by the EPA.  The property owners and the EPA have filed proofs of claim against Grace seeking approximately $4.2 million with respect to the Hamilton plant site, which is contemplated as part of the multi-site settlement agreement described above.

In August 2007, the Bankruptcy Court denied the State of New Jersey’s motion for leave to file a late proof of claim in the amount of $31 million.  This ruling, which the State of New Jersey has appealed, does not affect the claims against the former employees, for which Grace would have an indemnification obligation.

Non-Vermiculite Related Matters

At December 31, 2007 and 2006, Grace’s estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $97.8 million and $105.9 million, respectively. This liability relates to Grace’s current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party.  Grace’s estimated liability is based upon an evaluation of claims for which sufficient information was available and the liabilities settled pursuant to the multi-site settlement agreement described above. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.

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

Financial Assurances—Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters.  At December 31, 2007, Grace had gross financial assurances issued and outstanding of $277.6 million, comprised of $140.6 million of surety bonds issued by various insurance companies, and $137.0 million of standby letters of credit and other financial assurances issued by various banks. As discussed in Note 13, $56.3 million of these financial assurances have been issued under the DIP facility.

In connection with a 1994 divestment, Grace obtained a letter of credit in the maximum amount of $25.0 million to secure scheduled payments on bonds issued to fund the transaction.  Amounts drawn under this letter of credit aggregated $4.2 million through December 31, 2007.  The last of the bonds matures in November 2016.  Because the primary source of bond payment funds is revenue from contracts under which timing and amounts of sales are variable, it is not possible to predict future draws.

Accounting for Contingencies—Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. generally accepted accounting principles. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace’s Chapter 11 proceedings. Accruals recorded for such contingencies have been included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at December 31, 2007.

16.       Shareholders’ Equity (Deficit)

Under its Certificate of Incorporation, the Company is authorized to issue 300,000,000 shares of common stock, $0.01 par value. Of the common stock unissued at December 31, 2007, 1,868,963 shares were reserved for issuance pursuant to stock options and other stock incentives. The Company has not paid a dividend on its common stock since 1998. The Company is not permitted to pay dividends on its common stock while it is in Chapter 11. The Certificate of Incorporation also authorizes 53,000,000 shares of preferred stock, $0.01 par value, none of which has been issued. Of the total, 3,000,000 shares have been designated as Series A Junior Participating Preferred Stock and are reserved for issuance in connection with the Company’s Preferred Stock Purchase Rights (“Rights”). A Right trades together with each outstanding share of common stock and entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock under certain circumstances and subject to certain conditions.  The Rights are not and will not become exercisable unless and until certain events occur, and at no time will the Rights have any voting power.  The Rights agreement expires March 31, 2008.

17.       Earnings Per Share

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

Earnings Per Share

(In millions, except per share amounts)

	2007	2006	2005
Numerators
Net income	$80.3	$18.3	$67.3
Denominators
Weighted average common shares—basic calculation	70.1	67.9	66.8
Dilutive effect of employee stock options	1.5	0.4	0.5
Weighted average common shares—diluted calculation	71.6	68.3	67.3
Basic earnings per share	$1.15	$0.27	$1.01
Diluted earnings per share	$1.12	$0.27	$1.00

The average market price of Grace’s common stock exceeded the exercise price of all outstanding stock options as of December 31, 2007.  Therefore, there were no antidilutive options outstanding for 2007.

Stock options that could potentially dilute basic earnings per share (that were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares) averaged approximately 5.3 million in 2006, and 6.8 million in 2005.

18.       Stock Incentive Plans

Each stock option granted under the Company’s stock incentive plans has an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Options become exercisable at the time or times determined by the

Compensation Committee of the Company’s Board of Directors and may have terms of up to ten years and one month.

The following table sets forth information relating to such options during 2007, 2006, and 2005:

Stock Option Activity	Number Of Shares	Average Exercise Price
Balance at January 1, 2005	7,691,580	$12.92
Options exercised	(526,475)	5.92
Options terminated or cancelled	(71,459)	14.19
Balance at December 31, 2005	7,093,646	$13.42
Options exercised	(1,992,826)	12.10
Options terminated or cancelled	(503,939)	11.73
Balance at December 31, 2006	4,596,881	$14.18
Options exercised	(2,712,879)	14.79
Options terminated or cancelled	(15,039)	10.70
Balance at December 31, 2007	1,868,963	$13.33

At December 31, 2007, 2006 and 2005, all outstanding stock options were also exercisable.  Currently outstanding options expire on various dates through September 2011. At December 31, 2007, 4,761,457 shares were available for additional stock option or restricted stock grants.  The following is a summary of stock options outstanding at December 31, 2007:

Stock Options Outstanding

Exercise Price Range	Number Outstanding and Exercisable	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$ 1 - $8	341,206	4.00	$ 2.78
$ 8 - $13	259,590	2.00	12.81
$ 13 - $18	744,550	2.82	14.02
$ 18 - $21	523,617	1.02	19.50
	1,868,963	2.42	13.33

19.       Pension Plans and Other Postretirement Benefits Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension plans and other postretirement benefit plans as an asset or liability in its statement of financial position, and requires recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of net periodic benefit cost.  Grace adopted the provisions of SFAS No. 158 as of December 31, 2006.

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

At the December 31, 2007 measurement date for Grace’s defined benefit pension plans (the “Plans”), the projected benefit obligation (“PBO”) was approximately $1,449 million as measured under U.S. generally accepted accounting principles compared with $1,433 million as of December 31, 2006.  The PBO basis reflects the present value (using a 6.25% discount rate for U.S. plans and a 5.81% weighted average discount rate for non-U.S. plans as of December 31, 2007) of vested and non-vested benefits earned from employee service to date, based upon current services and estimated future pay increases for active employees.

Beginning in 2007, on a quarterly basis, Grace analyzes pension assets and pension liabilities along with the resulting funded status and updates its estimate of these measures.  Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes.

At December 31, 2007, Grace’s recorded pension liability for underfunded and unfunded plans was $415.0 million ($169.1 million included in “underfunded defined benefit pension plans”, $137.9 million included in “unfunded pay-as-you-go defined benefit pension plans”, $12.5 million included in “other current liabilities”, and $95.5 million related to noncurrent supplemental pension benefits, included in “liabilities subject to compromise”). The recorded liability reflects 1) the shortfall between dedicated assets and the PBO of underfunded plans ($169.1 million); and 2) the PBO of unfunded pay-as-you-go plans ($245.9 million).

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

For 2007 measurement purposes, per capita costs, before retiree contributions, were assumed to initially increase at a rate of 10%.  The rate is assumed to decrease gradually to 5% through 2012 and remain at that level thereafter.  A one percentage point increase or decrease in assumed health care medical cost trend rates would not materially change Grace’s postretirement benefit obligations (impact of less than $1 million) and would have a negligible impact on the aggregate of the service and interest cost components of net periodic benefit cost.

Analysis of Plan Accounting and Funded Status—The following table summarizes the changes in benefit obligations and fair values of retirement plan assets during 2007 and 2006:

		Defined Benefit Pension Plans
		U.S.		Non-U.S.		Total		Other Post- Retirement Plans
Change in Financial Status of Retirement Plans (In millions)		2007	2006	2007	2006	2007	2006	2007	2006
Change in Projected Benefit Obligation (PBO)
Benefit obligation at beginning of year		$1,044.1	$1,094.2	$388.9	$364.3	$1,433.0	$1,458.5	$72.7	$88.6
Service cost		15.7	16.3	8.1	8.4	23.8	24.7	0.3	0.4
Interest cost		58.0	58.2	20.9	17.8	78.9	76.0	4.6	4.0
Plan participants’ contributions		—	—	0.8	0.7	0.8	0.7	—	—
Amendments		—	0.6	—	—	—	0.6	—	—
Curtailments/settlements recognized		—	—	(0.1)	—	(0.1)	—	—	—
Change in discount rates and other assumptions		2.7	(32.6)	(5.3)	(24.9)	(2.6)	(57.5)	11.4	(6.4)
Medicare subsidy receipts		—	—	—	—	—	—	4.8	—
Benefits paid		(87.9)	(92.6)	(20.4)	(16.2)	(108.3)	(108.8)	(9.8)	(13.9)
Currency exchange translation adjustments		—	—	23.5	38.8	23.5	38.8	—	—
Benefit obligation at end of year		$1,032.6	$1,044.1	$416.4	$388.9	$1,449.0	$1,433.0	$84.0	$72.7
Change in Plan Assets
Fair value of plan assets at beginning of year		$737.2	$645.5	$283.5	$237.1	$1,020.7	$882.6	$—	$—
Actual return on plan assets		43.3	77.7	15.4	20.4	58.7	98.1	—	—
Employer contributions		81.1	106.6	24.6	14.9	105.7	121.5	5.0	13.9
Plan participants’ contributions		—	—	0.8	0.7	0.8	0.7	—	—
Medicare subsidy receipts		—	—	—	—	—	—	4.8	—
Benefits paid		(87.9)	(92.6)	(20.4)	(16.2)	(108.3)	(108.8)	(9.8)	(13.9)
Currency exchange translation adjustments		—	—	10.5	26.6	10.5	26.6	—	—
Fair value of plan assets at end of year		$773.7	$737.2	$314.4	$283.5	$1,088.1	$1,020.7	$—	$—

Funded status at end of year (PBO basis)		$(258.9)	$(306.9)	$(102.0)	$(105.4)	$(360.9)	$(412.3)	$(84.0)	$(72.7)
Amounts recognized in the Consolidated Balance Sheet consist of:
Noncurrent assets		$1.5	$2.7	$52.6	$35.7	$54.1	$38.4	$—	$—
Current liabilities		(5.3)	(4.7)	(7.2)	(5.5)	(12.5)	(10.2)	(6.8)	(4.7)
Noncurrent liabilities		(255.1)	(304.9)	(147.4)	(135.6)	(402.5)	(440.5)	(77.2)	(68.0)
Net amount recognized		$(258.9)	$(306.9)	$(102.0)	$(105.4)	$(360.9)	$(412.3)	$(84.0)	$(72.7)
Amounts recognized in Accumulated Other Comprehensive (Income) Loss consist of:
Accumulated actuarial loss		$497.6	$500.9	$97.0	$102.4	$594.6	$603.3	$27.0	$17.6
Prior service cost (credit)		8.0	10.8	1.0	1.7	9.0	12.5	(16.7)	(26.7)
Net amount recognized		$505.6	$511.7	$98.0	$104.1	$603.6	$615.8	$10.3	$(9.1)
Weighted Average Assumptions Used to Determine Benefit Obligations as of December 31
Discount rate		6.25%	5.75%	5.81%	5.31%	NM	NM	6.25%	5.75%
Rate of compensation increase		4.50%	4.25%	3.55%	3.42%	NM	NM	NM	NM
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost (Income) for Years Ended December 31	U.S.
	2008
Discount rate	6.25%	5.75%	5.50%	5.31%	4.66%	NM	NM	5.75%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%	7.19%	7.21%	NM	NM	NM	NM
Rate of compensation increase	4.50%	4.25%	4.25%	3.42%	3.42%	NM	NM	NM	NM

NM—Not meaningful

N/A—Not applicable

Components of Net Periodic Benefit Cost (Income) and Other Amounts Recognized in Other Comprehensive (Income) Loss (In millions)

	2007			2006			2005
	U.S.	Non- U.S.	Other	U.S.	Non- U.S.	Other	U.S.	Non- U.S.	Other

Net Periodic Benefit Cost (Income)
Service cost	$15.7	$8.1	$0.3	$16.3	$8.4	$0.4	$16.4	$6.9	$0.5
Interest cost	58.0	20.9	4.5	58.2	17.8	4.0	57.9	17.1	4.9
Expected return on plan assets	(58.4)	(21.6)	—	(53.2)	(18.1)	—	(51.1)	(15.5)	—
Amortization of prior service cost (credit)	2.4	0.7	(10.0)	2.5	0.7	(10.5)	5.1	0.7	(12.7)
Amortization of net deferred actuarial loss	21.1	5.3	1.9	23.0	8.1	0.4	22.9	8.1	1.6
Net curtailment and settlement loss	0.4	—	—	—	—	—	1.1	2.3	—
Net periodic benefit cost (income)	$39.2	$13.4	$(3.3)	$46.8	$16.9	$(5.7)	$52.3	$19.6	$(5.7)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
Net deferred actuarial loss	$17.8	$—	$11.3	N/A	N/A	N/A	N/A	N/A	N/A
Amortization of prior service cost (credit)	(2.8)	(0.7)	10.0	N/A	N/A	N/A	N/A	N/A	N/A
Amortization of net deferred actuarial loss	(21.1)	(5.4)	(1.9)	N/A	N/A	N/A	N/A	N/A	N/A
Total recognized in other comprehensive (income) loss	(6.1)	(6.1)	19.4	N/A	N/A	N/A	N/A	N/A	N/A
Total recognized in net periodic benefit cost (income) and other comprehensive (income) loss	$33.1	$7.3	$16.1	N/A	N/A	N/A	N/A	N/A	N/A

The estimated net deferred actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost (income) over the next fiscal year are $25.0 million and $2.5 million, respectively. The estimated net deferred actuarial loss and prior service credit for the other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost (income) over the next fiscal year are $2.1 million and $(8.5) million, respectively.

Funded Status of U.S. Pension Plans (In millions)
	Fully-Funded U.S. (1) Qualified Pension Plans			Underfunded U.S. (1) Qualified Pension Plans			Unfunded Pay-As-You-Go (2) U.S. Nonqualified Plans
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Projected benefit obligation	$6.8	$7.4	$3.2	$925.0	$941.1	$999.4	$100.8	$95.6	$91.6
Fair value of plan assets	8.3	10.1	5.3	765.4	727.1	640.2	—	—	—
Funded status (PBO basis)	$1.5	$2.7	$2.1	$(159.6)	$(214.0)	$(359.2)	$(100.8)	$(95.6)	$(91.6)
Benefits paid	$(0.3)	$(0.3)	$(0.1)	$(82.5)	$(87.2)	$(80.4)	$(5.1)	$(5.1)	$(10.9)
Discount rate	6.25%	5.75%	5.50%	6.25%	5.75%	5.50%	6.25%	5.75%	5.50%

Funded Status of Non-U.S. Pension Plans (In millions)
	Fully-Funded Non-U.S. (1) Pension Plans			Underfunded Non-U.S. (1) Pension Plans			Unfunded Pay-As-You-Go (2) Non-U.S. Pension Plans
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Projected benefit obligation	$248.0	$236.4	$215.5	$23.3	$20.3	$18.3	$145.1	$132.2	$130.5
Fair value of plan assets	300.6	272.1	227.5	13.8	11.4	9.6	—	—	—
Funded status (PBO basis)	$52.6	$35.7	$12.0	$(9.5)	$(8.9)	$(8.7)	$(145.1)	$(132.2)	$(130.5)
Benefits paid	$(11.2)	$(10.1)	$(8.9)	$(2.8)	$(0.8)	$(0.8)	$(6.4)	$(5.3)	$(5.0)
Weighted average discount rate	5.77%	5.30%	4.85%	8.16%	7.46%	7.01%	5.49%	4.99%	4.00%

(1)	Plans intended to be advance-funded.
(2)	Plans intended to be pay-as-you-go.

The accumulated benefit obligation for all defined benefit pension plans was approximately $1,379 million and $1,341 million as of December 31, 2007 and 2006, respectively.

Pension Plans with Underfunded or Unfunded Accumulated Benefit Obligation (In millions)	U.S.		Non-U.S.		Total
	2007	2006	2007	2006	2007	2006
Projected benefit obligation	$1,025.8	$1,036.6	$163.8	$149.0	$1,189.6	$1,185.6
Accumulated benefit obligation	992.6	983.2	147.6	131.0	1,140.2	1,114.2
Fair value of plan assets	$765.4	$727.1	$9.4	$8.4	$774.8	$735.5

Estimated Expected Future Benefit Payments Reflecting Future Service and Medicare Subsidy Receipts for the Fiscal Year(s) Ending (In millions)

	Pension Plans			Other Postretirement Plans
	U.S. (3)		Non-U.S. (4)	Benefit Payments	Medicare Subsidy Receipts	Total Payments Net of Subsidy
	Benefit Payments		Benefit Payments
2006 (actual)	$92.6		$16.2	$13.9	$—	$122.7
2007 (actual)	87.9		20.4	9.8	(4.8)	113.3
2008	65.9	(5)	19.8	9.7	(2.9)	92.5
2009	68.7		21.6	8.5	(0.8)	98.0
2010	69.8		22.2	8.4	(0.1)	100.3
2011	70.8		22.9	8.2	(0.1)	101.8
2012	72.2		24.4	8.0	(0.1)	104.5
2013—2017	$419.2		$136.2	$36.6	$(0.3)	$591.7

(3)

Effective January 1, 2008 lump sum distributions from certain U.S. qualified pension plans will be restricted based on the provisions of the Pension Protection Act of 2006 (the “Act”).  During the period the plan is less than 100% funded after that date, the Act prohibits the distribution of lump sums to retiring participants, while the Company remains under Chapter 11 of the U.S. Bankruptcy Code.  The plan would be permitted to resume distributing lump sums to retiring participants under the Act at the date (1) the plan becomes 100% funded or (2) the Company is no longer in Chapter 11 and the plan is at least 80% funded, whichever is earlier.  Estimated payments from the U.S. pension plans are expected to be lower starting in 2008 as a result of this restriction.

(4)	Non-U.S. estimated benefit payments for 2008 and future periods have been translated at the applicable December 31, 2007 exchange rates.
(5)	Excludes $17 million of estimated future benefit payments from nonqualified plans that are restricted by the Bankruptcy Court.

Discount Rate Assumption—The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 6.25% as of December 31, 2007 was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan.

As of December 31, 2007 and 2006, the United Kingdom pension plan and German pension plans combined represented approximately 86% and 87%, respectively, of the benefit obligation of the non-U.S. pension plans. The assumed discount rates as of December 31, 2007 for the United Kingdom (5.75%) and Germany (5.50%) were selected by Grace, in consultation with its independent actuaries, based on yield curves constructed from a portfolio of Sterling and Euro denominated high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plans. The assumed discount rates for the remaining non-U.S. pension plans were determined based on the nature of the liabilities, local economic environments and available bond indices.

Investment Guidelines for Advance-Funded Pension Plans—The target allocation of investment assets for 2008, the actual allocation at December 31, 2007 and 2006, and the expected long-term rate of return by asset category for Grace’s U.S. qualified pension plans are as follows:

U.S. Qualified Pension Plans Asset Category	Target Allocation	Percentage of Plan Assets December 31,		Weighted-Average Expected Long-Term Rate of Return
	2008	2007	2006	2008	2007
U.S. equity securities	45%	45%	46%	4.46	4.46
Non-U.S. equity securities	15%	16%	16%	0.76	0.76
Short-term debt securities	10%	11%	11%	0.60	0.60
Intermediate-term debt securities	30%	28%	27%	2.18	2.18
Total	100%	100%	100%	8.00	8.00

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

For 2008, the expected long-term rate of return on assets for the U.S. qualified pension plans is 8% (also 8% in 2007). Average annual returns over one, two, three, five, ten and fifteen-year periods were 6.27%, 9.23%, 8.27%, 11.30%, 6.54%, and 8.16%, respectively. Negative returns across broad categories of U.S. equity securities in 2000, 2001 and 2002 caused lower returns in periods greater than three years.

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

Non-U.S. pension plans accounted for approximately 29% and 28% of total global pension assets at December 31, 2007 and 2006, respectively. Each of these plans, where applicable, follows local requirements and regulations.  Some of the local requirements include the establishment of a local pension committee, a formal statement of investment policy and procedures, and routine valuations by plan actuaries.

The target allocation of investment assets for non-U.S. pension plans varies depending on the investment goals of the individual plans. The plan assets of the United Kingdom pension plan represent approximately 82% and 83% of the total non-U.S. pension plan assets at December 31, 2007 and 2006, respectively. In determining the expected rate of return for the UK plan, the trustees’ strategic investment policy has been considered together with long-term historical returns and investment community forecasts for each asset class.  The expected return by sector has been combined with the actual asset allocation to determine the 2007 expected long-term return assumption of 7%.  As of December 31, 2007, the Trustees of this plan changed the target equity to fixed income allocation from 50%/50% to 18%/82%, which will reduce the long-term return assumption to 6% as of 2008.

The target allocation of investment assets for 2008, the actual allocation at December 31, 2007 and 2006, and the expected long-term rate of return by asset category for Grace’s United Kingdom pension plan are as follows:

United Kingdom Pension Plans Asset Category	Target Allocation	Percentage of Plan Assets December 31,		Weighted-Average Expected Long-Term Rate of Return
	2008	2007	2006	2008	2007
U.K. equity securities	11%	10%	30%	0.89	2.55
Non-U.K. equity securities	7%	7%	20%	0.60	2.00
U.K. gilts	19%	20%	20%	0.86	0.90
U.K. corporate bonds	63%	63%	30%	3.65	1.55
Total	100%	100%	100%	6.00	7.00

The plan assets of the Canadian pension plans represent approximately 7% and 6% of the total non-U.S. pension plan assets at December 31, 2007 and 2006, respectively. The target allocation of investment assets for 2008, the actual allocation at December 31, 2007 and 2006, and the expected long-term rate of return by asset category for Grace’s Canadian pension plans are as follows:

Canadian Pension Plans Asset Category	Target Allocation	Percentage of Plan Assets December 31,		Weighted-Average Expected Long-Term Rate of Return
	2008	2007	2006	2008	2007
Equity securities	55%	53%	55%	4.70	5.50
Bonds	45%	47%	45%	2.30	2.50
Total	100%	100%	100%	7.00	8.00

The plan assets of the other country plans represent approximately 11% in the aggregate (with no country representing more than 3% individually) of total non-U.S. pension plan assets at December 31, 2007 and 2006.

Plan Contributions and Funding—Subject to any required approval of the Bankruptcy Court, Grace intends to satisfy its funding obligations under the Plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  For ERISA purposes, funded status is calculated on a different basis than under U.S. generally accepted accounting principles.  On June 20, 2007, Grace obtained Bankruptcy Court approval to fund minimum required payments of approximately $54 million for the period from July 2007 through January 2008.  In that regard, Grace contributed approximately $9 million in July 2007 and approximately $15 million in each of September 2007, October 2007, and January 2008 to the trusts that hold assets of the Plans.  While Grace intends to continue to fund all minimum required payments under the Plans, there can be no assurance that the Bankruptcy Court will continue to approve these payments.  Based on the Plans’ status as of December 31, 2007, Grace’s ERISA funding obligations for 2008, 2009, and 2010 would be approximately $54 million, $50 million, and $38 million, respectively.

Contributions to non-U.S. pension plans are not subject to Bankruptcy Court approval and Grace intends to fund such plans based on applicable legal requirements, and actuarial and trustee recommendations. Grace expects to contribute approximately $14 million to its non-U.S. pension plans and approximately $10 million (excluding any Medicare subsidy receipts) to its other postretirement plans in 2008.

Grace plans to pay benefits as they become due under virtually all pay-as-you-go plans and to maintain compliance with federal funding laws for its U.S. qualified pension plans.

20.       Operating Segment Information

Grace is a global producer of specialty chemicals and materials. It generates revenues from two operating segments: Grace Davison, which includes specialty catalysts and materials used in a wide range of energy, refining, consumer industrial, packaging and life sciences applications; and Grace Construction Products, which includes specialty chemicals and building materials used in commercial, infrastructure, and residential construction.  Intersegment sales, eliminated in consolidation, are not material.

Grace’s reportable operating segments reflect the transfer of the packaging technologies product group to the Grace Davison operating segment, which was completed in the fourth quarter of 2007. The previous Grace Performance Chemicals operating segment has been renamed “Grace Construction Products” as a result of the transfer. All segment information contained herein has been retrospectively restated to reflect this realignment.

The table below presents information related to Grace’s operating segments for the years ended December 31, 2007, 2006, and 2005. Only those corporate expenses directly related to the operating segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

Operating Segment Data (In millions)	2007	2006	2005
Net Sales
Grace Davison	$2,009.2	$1,797.3	$1,663.2
Grace Construction Products	1,106.0	1,029.2	906.3
Total	$3,115.2	$2,826.5	$2,569.5
Pre-tax Operating Income
Grace Davison	$240.4	$209.1	$192.8
Grace Construction Products	146.8	138.5	115.4
Corporate	(102.6)	(107.4)	(106.7)
Total	$284.6	$240.2	$201.5
Depreciation and Amortization
Grace Davison	$79.6	$81.7	$85.6
Grace Construction Products	31.6	30.6	31.0
Corporate	2.2	1.2	4.3
Total	$113.4	$113.5	$120.9
Capital Expenditures
Grace Davison	$87.0	$69.6	$57.1
Grace Construction Products	38.2	40.0	30.0
Corporate	11.7	9.6	6.9
Total	$136.9	$119.2	$94.0
Total Assets
Grace Davison	$1,185.6	$1,072.6	$1,031.7
Grace Construction Products	561.6	521.2	502.9
Corporate	2,121.8	2,043.6	2,004.0
Total	$3,869.0	$3,637.4	$3,538.6

Corporate costs include expenses of corporate headquarters functions incurred in support of core operations, such as corporate financial and legal services, human resources management, communications and regulatory affairs. Corporate costs also include certain pension and postretirement benefits, including the amortization of deferred costs that are considered a core operating expense but not allocated to operating segments.  Corporate assets include cash and cash equivalents, investment securities, cash value of life insurance policies, net of policy loans, deferred income taxes and asbestos insurance receivable.

The following table presents information related to the geographic areas in which Grace operated in 2007, 2006 and 2005.  Sales are attributed to geographic areas based on customer location.

Geographic Area Data (In millions)	2007	2006	2005
Net Sales
United States	$1,020.7	$1,032.3	$945.4
Canada and Puerto Rico	94.2	126.5	141.7
Total North America	1,114.9	1,158.8	1,087.1
Europe Africa	1,295.7	1,071.0	936.1
Asia Pacific	502.5	443.2	403.2
Latin America	202.1	153.5	143.1
Total	$3,115.2	$2,826.5	$2,569.5
Properties and Equipment, net
United States	$408.8	$400.2	$384.1
Canada and Puerto Rico	20.8	18.7	19.8
Total North America	429.6	418.9	403.9
Europe Africa	212.8	186.7	171.6
Asia Pacific	47.0	44.1	43.8
Latin America	16.7	14.8	13.6
Total	$706.1	$664.5	$632.9
Goodwill and Other Assets
United States	$126.1	$133.2	$153.5
Canada and Puerto Rico	8.7	10.3	17.9
Total North America	134.8	143.5	171.4
Europe Africa	141.8	117.3	177.5
Asia Pacific	17.5	10.2	10.8
Latin America	18.9	15.4	15.8
Total	$313.0	$286.4	$375.5

Cash value of life insurance policies, net of policy loans and asbestos-related insurance are held entirely in the U.S.

The pre-tax operating income for Grace’s operating segments for the years ended December 31, 2007, 2006 and 2005 is reconciled below to income before income taxes and minority interest presented in the accompanying Consolidated Statements of Operations.

Reconciliation of Operating Segment Data to Financial Statements (In millions)	2007	2006	2005
Pre-tax operating income—core operations	$284.6	$240.2	$201.5
Minority interest in consolidated entities	18.1	34.4	21.1
Chapter 11 expenses, net of interest income	(86.4)	(49.9)	(30.9)
Net gain (loss) on sales of investments and disposals of assets	1.9	0.6	(0.7)
Provision for environmental remediation	(17.0)	(30.0)	(25.0)
Interest expense and related financing costs	(72.1)	(73.2)	(55.3)
Other, net	(36.5)	(61.3)	(1.0)
Income before income taxes and minority interest	$92.6	$60.8	$109.7

21.       Minority Interest in Consolidated Entities

Within both Grace Davison and Grace Construction Products, Grace conducts certain business activities in various countries through joint ventures with unaffiliated third parties, the financial results of which are included in Grace’s consolidated financial statements.  Minority interest primarily pertains to Grace’s joint venture with Chevron Products Company for the development and sale of hydroprocessing catalysts to the petroleum refining industry.  Grace has a 55% economic interest in this joint venture.  The following table presents summary financial statistics for Grace’s combined businesses subject to profit sharing:

	Year Ended December 31,
(In millions)	2007	2006	2005
Sales	$434.7	$397.9	$341.7
Income before taxes	41.8	79.1	49.3
Net income	39.5	77.9	47.5
Minority interests in net income	18.1	34.4	21.1
Cash	57.0	65.5	15.0
Other current assets	157.0	136.7	119.9
Total assets	233.1	212.4	146.3
Total liabilities	74.5	66.9	61.5
Shareholders’ equity	158.6	145.5	84.8
Minority interests in shareholders’ equity	70.8	65.0	36.4

22.       Quarterly Summary and Statistical Information (Unaudited)

Quarterly Summary and Statistical Information (Unaudited)

(In millions, except per share)

	March 31	June 30(1)	September 30	December 31(1)
2007
Net sales	$715.6	$812.8	$783.1	$803.7
Cost of goods sold	497.7	552.9	537.6	559.2
Net income	4.8	20.5	16.7	38.3

Net income per share: (2)
Basic earnings per share:
Net income	$0.07	$0.29	$0.24	$0.54
Diluted earnings per share:
Net income	0.07	0.29	0.23	0.53

Market price of common stock: (3)
High	$26.83	$29.92	$27.08	$30.65
Low	19.82	24.46	18.86	22.99
Close	26.42	24.49	26.86	26.18

	March 31	June 30(1)	September 30	December 31
2006
Net sales	$658.6	$729.1	$741.4	$697.4
Cost of goods sold	457.8	490.1	503.7	472.2
Net income (loss)	0.1	(5.2)	18.4	5.0

Net income (loss) per share:(2)
Basic earnings (loss) per share:
Net income (loss)	$0.00	$(0.08)	$0.27	$0.07
Diluted earnings (loss) per share:
Net income (loss)	0.00	(0.08)	0.27	0.07

Market price of common stock: (3)
High	$13.85	$17.49	$13.26	$20.35
Low	9.15	10.69	8.12	12.19
Close	13.30	11.70	13.26	19.80

(1)	Second quarter 2007 and 2006 and fourth quarter 2007 net income (loss) includes provisions for environmental remediation of $12.0 million, $30.0 million and $5.0 million, respectively.
(2)	Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.
(3)	Principal market: New York Stock Exchange.

Selected Financial Data (1)

(In millions, except per share amounts)

	2007	2006	2005	2004	2003
Statement of Operations
Net sales	$3,115.2	$2,826.5	$2,569.5	$2,259.9	$1,980.5
Income (loss) from continuing operations before income taxes and minority interest (2)	92.6	60.8	109.7	(395.1)	(68.7)
Minority interest in consolidated entities	(18.1)	(34.4)	(21.1)	(8.7)	1.2
Net income (loss) (2)	80.3	18.3	67.3	(402.3)	(55.2)

Financial Position
Cash and cash equivalents	$480.5	$536.3	$474.7	$510.4	$309.2
Properties and equipment, net	706.1	664.5	632.9	683.6	688.8
Total assets	3,869.0	3,637.4	3,538.6	3,553.1	2,882.3
Total liabilities	4,255.6	4,187.2	4,133.9	4,174.9	3,046.1
Liabilities subject to compromise (a subset of total liabilities)	3,277.5	3,221.6	3,155.1	3,207.7	2,452.3
Shareholders’ equity (deficit)	(386.6)	(549.8)	(595.3)	(621.8)	(163.8)

Cash Flow
Operating activities	$88.2	$152.7	$67.3	$325.4	$111.7
Investing activities	(206.9)	(129.4)	(77.9)	(138.0)	(110.0)
Financing activities	45.7	21.9	(10.1)	(0.7)	(4.7)
Net cash flow	(55.8)	61.6	(35.7)	201.2	25.6

Data Per Common Share (Diluted)
Net income (loss) (2)	$1.12	$0.27	$1.00	$(6.11)	$(0.84)
Average common diluted shares outstanding (thousands)	71,600	68,300	67,300	65,800	65,500

Other Statistics
Capital expenditures	$136.9	$119.2	$94.0	$75.3	$87.3
Common stock price range	$18.86-30.65	$8.12-20.35	$6.75-13.79	$2.51-14.95	$1.48-5.52
Common shareholders of record	9,153	9,522	9,883	10,275	10,734
Number of employees (approximately)	6,500	6,500	6,400	6,500	6,300

(1)	Certain prior-year amounts have been reclassified to conform to the 2007 presentation.
(2)

Amounts in 2007, 2006, and 2005 contain provisions for environmental remediation of $17.0 million, $30.0 million, and $25.0 million, respectively. Amounts in 2004 reflect the following adjustments: a $714.8 million pre-tax charge to increase Grace’s recorded asbestos-related liability to the maximum amount permitted as a condition precedent under Grace’s plan of reorganization (the “Debtors Plan”); a pre-tax credit for expected insurance recovery related to asbestos liabilities of $238.2 million; a $94.1 million pre-tax charge to increase the interest to which general unsecured creditors would be entitled under the Debtors Plan; a $151.7 million pre-tax credit for net income tax benefits related to the above items; and an $82.0 million tax liability on the expected taxable distributions from foreign subsidiaries to fund the Debtors Plan. Amounts in 2003 contain a provision for environmental remediation of $142.5 million and a provision for asbestos-related claims of $30.0 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Summary for December 31, 2007

Following is a summary analysis of key financial measures of our performance for the year ended December 31, 2007 compared with the prior year. Our reportable operating segments reflect the transfer of the packaging technologies product group to the Grace Davison operating segment, which was completed in the fourth quarter of 2007. The previous Grace Performance Chemicals operating segment has been renamed “Grace Construction Products” as a result of the transfer. All segment information contained herein has been retrospectively restated to reflect this realignment.

•                  Sales for the year ended December 31, 2007 were $3,115.2 million compared with $2,826.5 million for the prior year, a 10.2% increase (6.4% before the effects of currency translation).  The increase was attributable to higher selling prices in response to rising raw material costs and to higher volumes in most product groups, particularly outside the United States.

•                  Net results for each period have been primarily affected by: 1) the performance of our businesses — which is categorized as “core operations”; and 2) the impact of legal contingencies and other nonoperating liabilities — which is categorized as “noncore activities.”

•                  Net income for 2007 was $80.3 million compared with net income in 2006 of $18.3 million. The current year and prior year periods were negatively affected by Chapter 11 expenses, litigation and other matters not related to core operations.

•                  Pre-tax income from core operations was $284.6 million for the year ended December 31, 2007 compared with $240.2 million for the prior year, an 18.5% increase over the prior year, primarily attributable to higher volumes in regions other than North America, higher selling prices to offset cost inflation, and from lower overall pension costs.

•                  Pre-tax operating income of our Grace Davison operating segment was $240.4 million compared with $209.1 million for the prior year, a 15% increase over the prior year, with operating margins at 12%, compared with 11.6% for the prior year.  Full year operating results reflect higher sales to both refining and industrial end markets, higher selling prices that offset higher raw material costs, which increased approximately 11% year-over-year, and cost savings from productivity initiatives.

•                  Pre-tax operating income of our Grace Construction Products operating segment was $146.8 million compared with $138.5 million for the prior year, a 6.0% increase, reflecting higher sales volume globally, selling price increases, and positive results from productivity and cost containment initiatives, which more than offset an approximate 5% increase in raw material costs.  Operating margin of 13.3% was about even with last year despite lower sales volumes in the United States.

•                  Net cash inflow from operating activities for the full year ended December 31, 2007 was $88.2 million, compared with a net cash inflow of $152.7 million for the prior year.  The decrease in cash flow from operating activities was principally attributable to higher Chapter 11 related costs, higher working capital, dividends to joint venture partners and cash paid to resolve certain tax contingencies, offset by higher pre-tax operating income.

•                  Pre-tax loss from noncore activities was $(59.3) million and $(97.7) million for the years ended December 31, 2007 and 2006, respectively.

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

Description of Core Business

We are engaged in specialty chemicals and specialty materials businesses on a worldwide basis through two operating segments:

Grace Davison includes:

•                  Refining Technologies products, including:

•                  fluid catalytic cracking, or FCC, catalysts, that help to “crack” the hydrocarbon chain in distilled crude oil to produce transportation fuels, such as gasoline and diesel fuels, and other petroleum-based products; and FCC additives used to reduce sulfur in gasoline, maximize propylene production from refinery FCC units, and reduce emissions of sulfur oxides, nitrogen oxides and carbon monoxide from refinery FCC units, and

•                  hydroprocessing catalysts, marketed through our Advanced Refining Technologies, LLC joint venture with Chevron Products Company, in which Grace holds a 55% economic interest, that are used in process reactors to upgrade heavy oils into lighter, more useful products by removing impurities such as nitrogen, sulfur and heavy metals, allowing less expensive feedstocks to be used in the petroleum refining process, and

•                  Materials Technologies products, including:

•                  Silica-based and silica-alumina-based engineered materials used in:

•                  industrial applications, such as rubber and tires, plastics, precision investment casting, refractory, insulating glass windows, drying applications, fulfilling various functions such as reinforcement, high temperature binding and moisture scavenging, and

•                  consumer applications, as a free-flow, carrier or processing aid in food and personal care products; as a toothpaste abrasive; and for the processing and stabilization of edible oils and beverages, and

•                  coatings and print media applications consisting of functional additives that:  provide matting effects and corrosion protection for industrial coatings; enable enhanced media and paper quality in ink jet coatings; and act as a functional filler and retention aid in paper, and

•                  sealants and coatings used in rigid food and beverage packaging, including can and closure sealants used to seal and enhance the shelf life of can and bottle contents, and coatings for cans and closures that prevent metal corrosion, protect package contents from the influence of metal and ensure proper adhesion of sealing compounds and technologies designed to reduce off-taste effects and extend the shelf-life of packaged products, and

•                  Specialty Technologies products, including:

•                  polyolefin catalysts and catalyst supports that are essential components in the manufacture of polyethylene and polypropylene resins, and other chemical catalysts used in a variety of industrial, environmental and consumer applications, and

•                  silica-based materials and chromatography columns, instruments, consumables and accessories used in analytical chemistry applications and life sciences.

Hydroprocessing catalysts are sold through Advanced Refining Technologies, LLC (“ART”), our joint venture with Chevron Products Company (“Chevron”).  We report 100% of the revenues of the ART joint venture, but only receive 55% of the income after minority interest is allocated to Chevron.

Key external factors for our Refining Technologies product group are the economics of the petroleum refining industry, specifically the impacts of demand for transportation fuels and petrochemical products, and crude oil supply.  FCC catalysts and some hydroprocessing catalysts are consumed at a relatively steady rate and replaced regularly, while other hydroprocessing catalysts are consumed over a period of years and replaced in an irregular pattern.

Sales of our Materials Technologies and Specialty Technologies product groups are affected by global economic conditions, including the underlying growth rate of targeted end-use applications.

Grace Construction Products includes:

•                  Specialty chemicals and building materials, including concrete admixtures and fibers used to improve the durability and working properties of concrete, additives used in cement processing to improve energy efficiency, enhance the characteristics of finished cement and improve ease of use, building materials used in commercial, infrastructure and residential construction and renovation to protect buildings from water, vapor and air penetration, and fire protection materials used to protect buildings in the event of fire.

Construction Products sales are primarily impacted by global non-residential construction activity and U.S. residential construction activity.

We manage the Construction Products operating segment by major geographic regions as follows:

•                  Americas—which includes North, Central and South America. Economic drivers impacting our performance in the region are our strong performance in the U.S. commercial sector and in the growing commercial construction sectors of Central and South America, offsetting a depressed U.S. new housing construction market. We have also raised selling prices to improve margins and combat rising raw material costs from our suppliers.  We opened a new state of the art manufacturing plant in Mt. Pleasant, Tennessee, which has improved our manufacturing and delivery efficiencies.

•                  Europe—which includes Eastern and Western Europe, the Middle East, Africa, and India.  Economic activity in this region was favorable allowing us to sell higher volumes of products into the commercial and infrastructure construction markets of Europe and the Middle East. A favorable currency exchange with the U.S. dollar was also an economic driver and we were able to optimize our processes and improve efficiencies through full operation of a new R&D facility in Poznan, Poland.

•                  Asia—which includes Asia (excluding India), the Pacific Rim Countries, Australia and New Zealand. Our economic drivers in this region lie in the double-digit growth in the commercial construction and infrastructure market, higher selling prices in all product groups, and positive results from productivity and cost containment initiatives. Openings of a new plant in Viet Nam and new technical service facility in China supported growth in this region.

Global scope—We operate our business on a global scale with approximately 67% of our revenue (see table below) and over 50% of our operating properties outside the United States. We conduct business in 41 countries and in more than 20 currencies. We manage our operating segments on a global basis, to serve global markets.  Currency fluctuations in relation to the U.S. dollar affect our reported earnings, net assets and cash flows.

The table below shows the sales in each of our operating segments, and domestic and international sales, as a percentage of our total sales.

Percentage of
Total Grace Sales

	2007	2006	2005

Grace Davison	64.5%	63.6%	64.7%
Grace Construction Products	35.5%	36.4%	35.3%
Total	100.0%	100.0%	100.0%
Grace U.S.	32.8%	36.5%	36.8%
Grace non-U.S.	67.2%	63.5%	63.2%
Total	100.0%	100.0%	100.0%

Voluntary Bankruptcy Filing

In response to a sharply increasing number of asbestos-related personal injury claims, on April 2, 2001, Grace and 61 of our United States subsidiaries and affiliates, including W. R. Grace & Co. — Conn., filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Our non-U.S. subsidiaries and certain of our U.S. subsidiaries were not included in the Chapter 11 filing.

Under Chapter 11, we have continued to operate as debtors-in-possession under court protection from creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the asbestos-related claims. Since the Chapter 11 filing, the bankruptcy court has approved all motions necessary to conduct normal business activities.

On January 13, 2005, we filed an amended plan of reorganization and related documents with the bankruptcy court. The plan of reorganization is supported by committees representing general unsecured creditors and equity holders, but is not supported by committees representing asbestos personal injury claimants and asbestos property damage claimants or the representative of future asbestos claimants.  On July 26, 2007, the bankruptcy court terminated our exclusive rights to propose a plan of reorganization and solicit votes thereon.  As a result of the termination of these rights, any party-in-interest can propose a competing plan of reorganization.  On November 5, 2007, the committee representing asbestos personal injury claimants and the representative of future asbestos claimants filed a proposed plan of reorganization with the bankruptcy court.  The filing did not include a disclosure statement, trust distribution procedures, exhibits or other supporting documents.  Under the terms of our proposed plan of reorganization, a trust would be established to which all pending and future asbestos-related claims would be channeled for resolution.  Under the terms of the plan of reorganization proposed by the committee representing asbestos personal injury claimants and the representative of future asbestos claimants, a trust would be established to which all pending and future asbestos-related personal injury claims would be channeled for resolution.  A plan of reorganization, including either of these plans and any other plan that may be filed in the future by a party-in-interest, can become effective only after a vote of eligible creditors and with the approval of the bankruptcy court and the U.S. District Court for the District of Delaware.

Summary Financial Information and Metrics

Set forth below is a chart that lists our key operating statistics, and dollar and percentage changes for the years ended December 31, 2007, 2006 and 2005. Please refer to this Analysis of Continuing Operations chart when reading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the Analysis of Continuing Operations chart, as well as in the financial information presented throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, we present our financial results in the same manner as results are reviewed internally.  We break out our results of operations by operating segment and between “core operations” and “noncore activities.” Core operations comprise the financial results of Grace Davison, Grace Construction Products, and the costs of corporate activities that directly or indirectly support our business operations. In contrast, noncore activities comprise all other events and transactions not directly related to the generation of operating revenue or the support of our core operations and generally relate to our former operations and products. See “Pre-tax Income (Loss) from Noncore Activities” for more information about noncore activities. We use pre-tax income from core operations as the performance factor in determining certain incentive compensation and as the profitability factor in all significant business decisions.

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

Pre-tax income from core operations has material limitations as an operating performance measure because it excludes income and expenses that comprise our noncore activities, which include, among other things, provisions for asbestos-related litigation and environmental remediation, income from insurance settlements, and legal defense costs, all of which have been material components of our net income. Pre-tax income from core operations before depreciation and amortization also has material limitations as an operating performance measure since it excludes the impact of depreciation and amortization expense.  Our business is substantially dependent on the successful deployment of our capital assets; therefore, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. We compensate for the limitations of these measurements by using these indicators together with net income as measured under U.S. generally accepted accounting principles to present a complete analysis of our results of operations.  You should evaluate pre-tax income from core operations and pre-tax income from core operations before depreciation and amortization in conjunction with net income for a more complete analysis of our financial results.

Analysis of Continuing Operations (In millions)	2007	2006	$ Change Fav (Unfav)	% Change Fav (Unfav)		2005	$ Change Fav (Unfav)	% Change Fav (Unfav)
Net sales:
Grace Davison	$2,009.2	$1,797.3	$211.9	11.8%		$1,663.2	$134.1	8.1%
Refining Technologies	971.1	859.1	112.0	13.0%		796.0	63.1	7.9%
Materials Technologies	726.7	654.4	72.3	11.0%		611.1	43.3	7.1%
Specialty Technologies	311.4	283.8	27.6	9.7%		256.1	27.7	10.8%
Grace Construction Products	1,106.0	1,029.2	76.8	7.5%		906.3	122.9	13.6%
Americas	587.1	601.4	(14.3)	(2.4%)		532.5	68.9	12.9%
Europe	380.6	309.6	71.0	22.9%		268.4	41.2	15.4%
Asia	138.3	118.2	20.1	17.0%		105.4	12.8	12.1%
Total Grace net sales	$3,115.2	$2,826.5	$288.7	10.2%		$2,569.5	$257.0	10.0%
Pre-tax operating income:
Grace Davison(1)	$240.4	$209.1	$31.3	15.0%		$192.8	$16.3	8.5%
Grace Construction Products(2)	146.8	138.5	8.3	6.0%		115.4	23.1	20.0%
Corporate costs:
Support functions	(45.9)	(45.2)	(0.7)	(1.5%)		(41.4)	(3.8)	(9.2%)
Pension, performance-related compensation, and other	(56.7)	(62.2)	5.5	8.8%		(65.3)	3.1	4.7%
Total Corporate costs	(102.6)	(107.4)	4.8	4.5%		(106.7)	(0.7)	(0.7%)
Pre-tax income from core operations	284.6	240.2	44.4	18.5%		201.5	38.7	19.2%
Pre-tax income (loss) from noncore activities	(59.3)	(97.7)	38.4	39.3%		(30.3)	(67.4)	NM
Interest expense	(72.1)	(73.2)	1.1	1.5%		(55.3)	(17.9)	(32.4%)
Interest income	7.7	7.0	0.7	10.0%		3.6	3.4	94.4%
Income before Chapter 11 expenses and income taxes	160.9	76.3	84.6	110.9%		119.5	(43.2)	(36.2%)
Chapter 11 expenses, net of interest income	(86.4)	(49.9)	(36.5)	(73.1%)		(30.9)	(19.0)	(61.5%)
Benefit from (provision for) income taxes	5.8	(8.1)	13.9	171.6%		(21.3)	13.2	62.0%
Net income	$80.3	$18.3	$62.0	NM		$67.3	$(49.0)	(72.8%)
Key Financial Measures:
Pre-tax income from core operations as a percentage of sales:
Grace Davison	12.0%	11.6%	NM	0.4	pts	11.6%	NM	0.0	pts
Grace Construction Products	13.3%	13.5%	NM	(0.2	)pts	12.7%	NM	0.8	pts
Total Core Operations	9.1%	8.5%	NM	0.6	pts	7.8%	NM	0.7	pts
Total Core Operations adjusted for profit sharing of joint ventures(3)	9.7%	9.7%	NM	0.0	pts	8.7%	NM	1.0	pts
Pre-tax income from core operations before depreciation and amortization	$398.0	$353.7	$44.3	12.5%		$322.4	$31.3	9.7%
As a percentage of sales	12.8%	12.5%	NM	0.3	pts	12.5%	NM	0.0	pts
Depreciation and amortization	$113.4	$113.5	$0.1	0.1%		$120.9	$7.4	6.1%
Gross profit percentage (sales less cost of goods sold as a percent of sales)(4):
Grace Davison	28.4%	29.7%	NM	(1.3	)pts	28.5%	NM	1.2	pts
Grace Construction Products	36.3%	36.2%	NM	0.1	pts	36.1%	NM	0.1	pts
Total Grace	31.1%	31.9%	NM	(0.8	)pts	30.9%	NM	1.0	pts
Net Consolidated Sales by Region:
North America	$1,114.9	$1,158.8	$(43.9)	(3.8%)		$1,087.1	$71.7	6.6%
Europe Africa	1,295.7	1,071.0	224.7	21.0%		936.1	134.9	14.4%
Asia Pacific	502.5	443.2	59.3	13.4%		403.2	40.0	9.9%
Latin America	202.1	153.5	48.6	31.7%		143.1	10.4	7.3%
Total	$3,115.2	$2,826.5	$288.7	10.2%		$2,569.5	$257.0	10.0%

NM = Not meaningful

(1)	Grace Davison pre-tax operating income includes minority interest related to the Advanced Refining Technologies joint venture.
(2)	Grace Construction Products pre-tax operating income includes minority interests related to consolidated joint ventures.
(3)	Reflects the add-back of minority interests in consolidated entities.
(4)	Includes depreciation and amortization related to manufacturing of products.

Grace Overview

The following is an overview of our financial performance for the years ended December 31, 2007, 2006 and 2005.

Net Sales—The following table identifies the year-over-year increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation.

Net Sales Variance Analysis	2007 as a Percentage Increase (Decrease) from 2006
	Volume	Price/Mix	Currency Translation	Total
Grace Davison	4.1%	4.0%	3.7%	11.8%
Grace Construction Products	0.8%	2.8%	3.9%	7.5%
Net sales	2.9%	3.6%	3.7%	10.2%
By Region:
North America	(5.4%)	1.4%	0.2%	(3.8%)
Europe Africa	8.0%	4.9%	8.1%	21.0%
Asia Pacific	1.6%	8.9%	2.9%	13.4%
Latin America	25.0%	3.5%	3.2%	31.7%

	2006 as a Percentage Increase (Decrease) from 2005
	Volume	Price/Mix	Currency Translation	Total
Grace Davison	5.8%	2.3%	0.0%	8.1%
Grace Construction Products	8.3%	4.9%	0.4%	13.6%
Net sales	6.7%	3.2%	0.1%	10.0%
By Region:
North America	4.0%	2.3%	0.3%	6.6%
Europe Africa	10.1%	4.8%	(0.5%)	14.4%
Asia Pacific	7.6%	1.8%	0.5%	9.9%
Latin America	3.1%	2.5%	1.7%	7.3%

Sales for 2007 were favorably impacted by foreign currency translation, higher volumes and higher selling prices in response to rising raw material costs.  Acquisitions contributed $13.1 million or 0.5 percentage points of the sales growth.

Sales for 2006 were favorably impacted by higher volume, selling price increases and product mix.  Acquisitions contributed $13.2 million or 0.5 percentage points of the sales growth.

Grace Net Sales

($ in millions)

Pre-tax Income from Core Operations—Operating profit increased year-over-year for the three year period ended December 31, 2007 mainly due to improved sales volume growth and selling price increases, partially offset by raw material cost inflation.

Corporate costs include corporate functional costs (such as financial and legal services, human resources, communications and information technology), the cost of corporate governance (including directors and officers liability insurance) and pension costs related to both corporate employees and to the effects of changes in assets and liabilities for all of our pension plans.  Corporate costs have decreased in each of the last two years primarily due to lower pension costs from the effect of contributions made to defined benefit pension plans.

We value our U.S. inventories under the last-in/first- out method, or LIFO, and our non-U.S. inventories under the first-in/first-out, or FIFO, method. LIFO was selected in 1974 for U.S. financial reporting and tax purposes because it generally results in a better matching of current revenue with current costs during periods of inflation. We have not elected LIFO for our non-U.S. inventories due to statutory restrictions. However, if we valued our U.S. inventories using the FIFO method, consistent with our non-U.S. subsidiaries, our pre-tax income from core operations would have been approximately 4.6% higher, 6.2% lower and 6.7% higher for the years ended December 31, 2007, 2006, and 2005, respectively. The significant change in inventory valuations between FIFO and LIFO relates primarily to price increases of commodity metals and energy used in Grace Davison products and production processes.  We attempt to mitigate price volatility through hedging techniques such as layering our required supply under fixed delivery contracts, entering into commodity option and swap contracts with suppliers and financial institutions, and by negotiating sales contracts that permit the partial pass-through of market price increases for these volatile commodity items.

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

Within both Grace Davison and Grace Construction Products, we conduct certain business activities in various countries through joint ventures with unaffiliated third parties.  Minority interest in consolidated entities decreased due to lower earnings of our joint ventures, particularly ART, our largest joint venture.  ART’s year-over-year net income can change materially based on refill order patterns of customers and changes in commodity-based raw materials.

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

(In millions)	2007	2006	2005
Provision for environmental remediation—vermiculite	$(14.4)	$(29.4)	$(22.3)
Provision for environmental remediation—other sites	(2.6)	(0.6)	(2.7)
Total provision for environmental remediation	$(17.0)	$(30.0)	$(25.0)
Insurance settlements—environmental and asbestos-related	1.0	12.5	44.5
COLI income, net	5.4	4.1	3.5
Translation effects—intercompany loan	10.5	23.1	(35.9)
Value of currency contracts	(8.2)	(21.5)	35.7
Other	0.5	3.9	2.4
Total other (income) expense, net	$9.2	$22.1	$50.2
Legal defense costs	(19.2)	(53.4)	(22.0)
D&O insurance cost—portion related to Chapter 11	(6.0)	(6.1)	(5.7)
Asbestos administration	(14.7)	(11.6)	(9.9)
Postretirement benefit income—divested businesses	1.9	3.5	3.0
Stock appreciation rights	(1.9)	(2.9)	—
Other	(4.5)	(7.9)	(8.4)
Total selling, general and administrative expenses	$(44.4)	$(78.4)	$(43.0)
Net pension costs—divested businesses	(7.1)	(11.4)	(12.5)
Total defined benefit pension expense	$(7.1)	$(11.4)	$(12.5)
Total pre-tax income (loss) from noncore activities	$(59.3)	$(97.7)	$(30.3)

The change in the pre-tax loss from noncore activities from 2006 to 2007 is attributable primarily to:

•                  Lower environmental remediation expenses ($17.0 million in 2007 as compared to $30.0 million in 2006) to adjust our estimate of costs to resolve environmental remediation claims; and

•                  Lower legal defense costs of $33.7 million related to legal proceedings arising from our former vermiculite mining operations in Montana (see Note 15 to the Consolidated Financial Statements for more information).

The change in the pre-tax loss from noncore activities from 2005 to 2006 is attributable primarily to:

•                  An increase in legal defense costs of $31.4 million, primarily related to the Montana legal proceeding (see Note 15 to the Consolidated Financial Statements for more information), and

•                  $44.5 million received from insurance carriers in 2005 with respect to coverage for past environmental remediation costs and asbestos-related liability under liquidation arrangements or dispute settlements, as compared with $12.5 million in 2006.

In March 2004, we began accounting for currency fluctuations on a €293 million intercompany loan between our subsidiaries in the United States and Germany as a component of operating results instead of as a component of other comprehensive income. This change was prompted by an analysis of new tax laws in Germany and our cash flow planning in connection with our Chapter 11 reorganization, which together indicated that we should no longer consider this loan as part of our permanent capital structure in Germany. In May 2004, we entered into a series of foreign currency forward contracts with a U.S. bank to mitigate future currency fluctuations on the remaining loan balance. Contract amounts of €200.7 million were extended in June 2005 at varying rates and have terms that coincide with loan repayments due periodically through December 2008.  As part of the contract extension, we were required to pay a settlement premium of $9.3 million to the bank. We expect to recover this settlement premium over time as the contracts are settled at rates greater than the initial rates in the May 2004 foreign currency forward contracts.  We repaid €73.2 million and €65.9 million of loan principal in 2007 and 2006, respectively.  We recognized contract losses of $10.6 million and $21.5 million in 2007 and 2006, respectively, offset by foreign currency gains of $13.6 million and $23.1 million in 2007 and 2006, respectively.

In November 2007, we executed an intercompany loan between our principal U.S. operating subsidiary and a newly established German subsidiary as part of a legal restructuring.  The intercompany loan, in the amount of €250 million, is revalued each period and the change in the value due to movements in foreign currency exchange rates is recorded as a component of other (income) expense in the Consolidated Statements of Operations.  In conjunction with the loan, our U.S. subsidiary entered into a series of foreign currency forward contracts to minimize the impact on earnings from foreign currency movements.  The forward contracts are aligned with the payment schedule of the intercompany loan, which has annual principal and interest payments in November 2009 through November 2013.  In 2007, we recognized a foreign currency exchange loss on the loan of $2.4 million, offset by a contract gain of $2.5 million.

Chapter 11 Expenses—Although we are unable to precisely measure the impact of the Chapter 11 proceedings on our overall financial performance, we incur significant added costs that are directly attributable to operating in Chapter 11. Net Chapter 11 expenses consist primarily of legal, financial and consulting fees that we, the three creditors’ committees, the equity committee and the legal representative of future asbestos claimants, incur, reduced by interest income earned on cash and cash equivalents held by our entities subject to Chapter 11. We pay for the costs of all committees, and the committees’ advisors.  These costs fluctuate with the activity in our Chapter 11 proceedings.

An analysis of Chapter 11 costs follows:

Chapter 11 Expenses, net (In millions)
	2007	2006	2005
Costs related to:
Grace as debtor-in-possession	$62.1	$39.6	$21.2
General Unsecured Committee	6.0	3.8	3.1
Asbestos Property Damage Committee	3.0	3.8	7.7
Asbestos Personal Injury Committee	10.8	5.7	3.4
Future Asbestos Claims Representative	10.7	4.6	1.8
Equity Committee	2.5	0.4	1.2
Total expenses	95.1	57.9	38.4
Interest earned on filing entity cash balances	(8.7)	(8.0)	(7.5)
Chapter 11 expenses, net	$86.4	$49.9	$30.9

Chapter 11 expenses increased due to a higher level of activity in our bankruptcy proceeding related to claims adjudication and estimation.  We expect that we will experience continued high levels of Chapter 11 expenses in 2008 for the duration of the proceeding.

We incur numerous other indirect costs to manage the Chapter 11 proceedings such as: management time devoted to Chapter 11 matters; added cost of debt capital; added costs of general business insurance, including D&O liability insurance premiums; and lost business and acquisition opportunities due to the complexities and restrictions of operating under Chapter 11.

Interest Expense—Interest expense decreased in 2007 as compared to 2006.  The change in interest expense is attributable to reductions in the prime rate and reduced interest accruals in the second half of 2007 for certain pre-petition obligations, partially offset by the effects of compounding interest on certain liabilities subject to compromise over the course of the Chapter 11 proceeding.  Interest expense increased in 2006 as compared to 2005 due to a change in the rate of interest on pre-petition bank debt (from a fixed rate to a prime rate) and the effects of compounding interest.  Our plan of reorganization states that each holder of an allowed general unsecured claim shall be paid in full, plus post-petition interest. Post-petition interest shall accrue through the date of payment as follows:

•                  For the holders of pre-petition bank credit facilities, beginning January 1, 2006, we agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rates on pre-petition bank debt for the twelve months ended December 31, 2007, 2006, and 2005 were 8.1%, 8.0%, and 6.1%, respectively.

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

The average effective interest rates on pre-petition obligations for 2007, 2006, and 2005 were 6.3%, 6.7%, and 5.2%, respectively.  Such interest, which under the plan of reorganization is payable 85% in cash and 15% in Grace common stock, will not be paid until the plan of reorganization is confirmed and funded.

Income Taxes—Income tax provision at the federal corporate rate of 35% for the years ended December 31, 2007, 2006, and 2005 was $26.1 million, $9.2 million, and $31.0 million, respectively. Our recorded tax benefit of $5.8 million for 2007 reflects a net reduction from the statutory tax benefit due to (1) tax expense of $20.1 million related to the deferred tax liability associated with the cash value of corporate owned life insurance policies in recognition of the fact that the policies would likely be surrendered as part of Grace’s Chapter 11 financing plan, (2) a tax benefit in the amount of $44.8 million resulting from the reassessment of the deferred tax liability balance in relation to future repatriations of foreign earnings, (3) a tax benefit of $11.2 million related to the settlement of a 1999 tax issue involving the deduction of capital losses (see Note 4 to the Consolidated Financial Statements), (4) recognition of the favorable impact of tax rate changes in certain foreign jurisdictions on deferred tax balances, and (5) a favorable reassessment regarding the recoverability of recorded tax assets and other changes to the accrual for uncertain tax positions (see Note 4 to the Consolidated Financial Statements).  In 2006, our recorded tax provision of $8.1 million reflected a net reduction from the statutory tax provision due to (1) recognition of tax benefits by a non-U.S. subsidiary prompted by published final guidance on the deductibility of certain expenses, (2) a final settlement offer issued by the United States Internal Revenue Service, (3) a favorable reassessment regarding the recoverability of recorded tax assets, and (4) an increase in the tax provision related to future repatriation of earnings from foreign subsidiaries.

As part of our evaluation and planning for the funding requirements of our plan of reorganization, we recognize that the financing of our plan of reorganization will involve cash and financing from non-U.S. subsidiaries. Accordingly, we implemented a repatriation plan in the fourth quarter of 2007 resulting in the U.S. parent company receiving payments of $442 million of which $382 million is represented by intercompany loans receivable at year-end.  We maintain a deferred liability for U.S. federal, state, local and foreign income taxes related to future repatriations of approximately $10 million and have not provided for U.S. federal, state, local and foreign deferred income taxes on approximately $675 million of undistributed earnings of foreign subsidiaries that, based upon our current outlook and assumptions with respect to the amount of bankruptcy claims and foreign liquidity needs, we expect will be retained indefinitely by such subsidiaries.

We also have significant deferred tax assets primarily associated with tax credit carryforwards and with asbestos and environmental liabilities that would reduce taxable income in future periods as such liabilities are funded. In addition, we have deferred tax liabilities resulting primarily from deferred income, plant and equipment, and pension assets that may result in taxable amounts in future periods. Valuation allowances have been established and are maintained for certain deferred tax assets that exceeded our analysis of the amounts reasonably expected to be realized in the future.

Because of our current and future state tax profile and more restrictive laws governing utilization of tax loss carryforwards, we maintain a full valuation allowance against the benefit of future state income tax deductions and loss carryforwards. The valuation allowances relating to future state tax benefits from the use of operating losses was reduced during 2007 by $25.9 million due to an equal reduction in the amount of operating losses that can be used to reduce future state taxable income. Foreign loss carryforwards and related valuation allowances increased by a net $6.4 million due primarily to the impact of changes in foreign exchange rates.

The net decrease in the valuation allowance brings our total valuation allowance at the end of 2007 to $143.0 million on net tax assets of $906.6 million.  The total valuation allowance covers (1) state tax deductions with a tax value of approximately $121.0 million, which we do not expect to realize in reduced taxes due to timing limitations, and (2) foreign loss carryforwards with a tax value of $22.0 million, which are not reasonably expected to be utilized. Based upon future anticipated results, we have concluded that it is more likely than not that we will realize the remaining net recorded deferred tax asset of $763.6 million over time.  A large proportion of such balance (primarily associated with asbestos- and environmental- related liabilities) is not yet time-limited as it pertains to liabilities not yet funded. Our recovery of such net tax assets could be materially affected by developments in our Chapter 11 proceeding.

Operating Segment Overview

The following is an overview of financial measures of the performance of our operating segments for the three years ended December 31, 2007, 2006 and 2005.

Grace Davison

Net Sales by Region (In millions)	2007	2006	2005
North America	$578.4	$599.9	$587.0
Europe Africa	915.6	761.1	667.4
Asia Pacific	362.7	324.4	297.5
Latin America	152.5	111.9	111.3
Total Grace Davison	$2,009.2	$1,797.3	$1,663.2

Percentage Change in Net Sales by Region	2007 vs. 2006	2006 vs. 2005	2005 vs. 2004

North America	(3.6%)	2.2%	9.2%
Europe Africa	20.3%	14.0%	11.9%
Asia Pacific	11.8%	9.0%	19.2%
Latin America	36.3%	0.5%	26.9%
Total Grace Davison	11.8%	8.1%	13.0%

Recent Acquisitions/Divestitures

See Note 5 to the Consolidated Financial Statements for a description of acquisitions and divestitures completed in 2007 and 2006.

Sales

Grace Davison operating segment sales are reported in the following product groups:

•                  Refining Technologies—catalysts and chemical additives used by petroleum refineries, where sales were up 13.0% and 7.9% in 2007 and 2006, respectively, from the prior years.

•                  Materials Technologies—engineered materials, coatings and sealants used in numerous industrial, consumer and packaging applications, where sales were up 11.0% and 7.1% in 2007 and 2006, respectively, from the prior years; and

•                  Specialty Technologies—highly specialized catalysts and materials used in unique or proprietary applications and markets, where sales were up 9.7% and 10.8% in 2007 and 2006, respectively, from the prior years.

The key factors contributing to the Grace Davison sales increase over the three-year period were:

•                  Increased demand for catalysts used by petroleum refiners, particularly FCC catalysts used to produce clean fuels, hydroprocessing catalysts that upgrade low-quality, heavy crude oil, and a variety of industrial, consumer and packaging products.

•                  A generally more favorable pricing environment for our products as customers accepted pricing actions to offset escalating raw material costs.

•                  Pass-through of higher costs for commodity metals and surcharges to partially offset inflation in certain commodity metals.

European sales increased over the three-year period due to growth in volume, higher selling prices in response to raw material inflation, and favorable effects of currency movements.  North American sales were unfavorably impacted by re-order patterns for certain hydroprocessing units and the loss of one customer in Canada.  Asia Pacific and Latin America sales increased with strong volume growth from product line portfolio extensions to these regions.

Grace Davison Net Sales

($ in millions)

Operating Income and Margin

•                  Pre-tax operating income for the Grace Davison segment increased over the prior year, with operating margins at 12.0% compared with 11.6% for the prior year.  Full year operating results reflect higher sales to both refining and industrial end markets, higher selling prices which offset higher raw material costs, and cost savings from productivity initiatives, partially offset by higher raw material costs that have increased approximately 11% year-over-year.

Grace Davison

Operating Income and Margin

($ in millions)

Grace Construction Products

Net Sales by Product Group (In millions)	2007	2006	2005
Construction Chemicals	$744.3	$694.0	$608.0
Building Materials	361.7	335.2	298.3
Total Grace Construction Products	$1,106.0	$1,029.2	$906.3

Percentage Change in Net Sales by Product Group	2007 vs. 2006	2006 vs. 2005	2005 vs. 2004
Construction Chemicals	7.2%	14.1%	16.4%
Building Materials	7.9%	12.4%	12.1%
Total Grace Construction Products	7.5%	13.6%	14.9%

Sales

Sales of this operating segment are grouped along geographic regions as follows:

•                  Americas—products sold to customers in North, Central and South America, where sales were down 2.4% and up 12.9% in 2007 and 2006, respectively, from the prior years;

•                  Europe—products sold to customers in Eastern and Western Europe, the Middle East, Africa and India, where sales were up 22.9% and 15.4% in 2007 and 2006, respectively, from the prior years; and

•                  Asia—products sold to customers in Asia (excluding India), Pacific Rim countries, Australia and New Zealand, where sales were up 17.0% and 12.1% in 2007 and 2006, respectively, from the prior years.

The key factors contributing to the increase in sales from our Grace Construction Products operating segment over the three-year period were:

•                  Strategic focus on regional management structure and investment in operations drove positive results in growth areas;

•                  Higher volume of products sold into commercial and infrastructure construction in Europe, the Middle East, Asia Pacific, and Latin America, where economic activity was favorable;

•                  Higher selling prices in all major geographic regions and product groups; and

•                  Favorable translation effects from sales denominated in foreign currencies.

Sales growth was attributable to growth in Europe and Asia, offset by softness in the Americas from a nearly 28% decline in housing starts in the United States.

Grace Construction Products Net Sales

($ in millions)

Operating Income and Margin

Grace Construction Products 2007 operating income increased compared with 2006, reflecting higher sales volume globally, selling price increases, and positive results from productivity and cost containment initiatives, which more than offset an approximate 5% increase in raw material costs.  Operating margin of 13.3% was about even with last year despite lower sales volumes in the United States.

Grace Construction Products

Operating Income and Margin

($ in millions)

Operating Returns on Assets Employed—The following tables set forth the Grace Davison and Grace Construction Products total asset position and pre-tax return on average total assets as of December 31, 2007, 2006 and 2005.  We use the measure pre-tax return on average total assets as an indicator of our efficiency in using our assets and allocating our resources to generate earnings.  We devote significantly higher capital to the manufacture of Grace Davison products than to the manufacture of Grace Construction Products products. Conversely, non-manufacturing costs, particularly selling expenses, are significantly higher for Grace Construction Products than for Grace Davison.

Grace Davison (In millions)	2007	2006	2005
Trade receivables	$295.9	$234.8	$227.0
Inventory	239.7	230.5	214.1
Other current assets	31.5	25.7	32.4
Total current assets	567.1	491.0	473.5
Properties and equipment, net	484.7	463.3	449.9
Goodwill and other intangible assets	116.4	116.3	105.3
Other assets	17.4	2.0	3.0
Total assets	$1,185.6	$1,072.6	$1,031.7
Pre-tax return on average total assets	21.1%	19.2%	18.4%

Grace Davison’s total assets increased by $113.0 million in 2007 compared with the prior year. The increase was primarily due to higher trade receivables from strong 2007 fourth quarter sales, coupled with $50.7 million in higher foreign currency translation reflecting a weaker U.S. dollar period over period.

Grace Construction Products (In millions)	2007	2006	2005
Trade receivables	$201.2	$190.7	$174.0
Inventory	63.9	54.1	64.2
Other current assets	9.5	6.9	7.6
Total current assets	274.6	251.7	245.8
Properties and equipment, net	194.6	181.0	167.2
Goodwill and other intangible assets	88.2	85.3	86.4
Other assets	4.2	3.2	3.5
Total assets	$561.6	$521.2	$502.9

Pre-tax return on average total assets	26.1%	26.2%	22.8%

Grace Construction Products’ total assets increased by $40.4 million in 2007 compared with the prior year. The increase was primarily due to higher properties and equipment from increased capital investment in new production plants, coupled with $24.7 million in higher foreign currency translation due to a weaker U.S. dollar period over period.

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

The following table summarizes our net noncore liabilities at December 31, 2007 and December 31, 2006:

Net Noncore Liabilities (In millions)	December 31, 2007	December 31, 2006
Asbestos-related liabilities	$(1,700.0)	$(1,700.0)
Asbestos-related insurance receivable	500.0	500.0
Asbestos-related liability, net	(1,200.0)	(1,200.0)
Environmental remediation	(368.6)	(361.1)
Postretirement benefits	(84.0)	(72.7)
Income taxes	(89.3)	(141.2)
Retained obligations and other	(36.2)	(23.3)
Net noncore liability	$(1,778.1)	$(1,798.3)

The resolution of most of these noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. We cannot predict with any certainty how, and for what amounts, any of these contingencies will be resolved. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts we recorded at December 31, 2007.

Grace Plan of Reorganization

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

On January 13, 2005, we filed a plan of reorganization and related documents that amended our original plan of reorganization and disclosure statement filed on November 13, 2004 to address certain objections of creditors and other interested parties. Our plan of reorganization is supported by committees representing general unsecured creditors and shareholders, but is not supported by committees representing asbestos personal injury claimants and asbestos property damage claimants or the representative of future asbestos claimants.

On November 5, 2007, the committee representing asbestos personal injury claimants and the representative of future asbestos claimants filed a proposed plan of reorganization with the bankruptcy court.  The filing did not include a disclosure statement, trust distribution procedures, exhibits or other supporting documents.  Under the terms of our proposed plan of reorganization, a trust would be established to which all pending and future asbestos-related claims would be channeled for resolution.  Under the terms of the plan of reorganization proposed by the committee representing asbestos personal injury claimants and the representative of future asbestos claimants, a trust would be established to which all pending and future asbestos-related personal injury claims would be channeled for resolution.  A plan of reorganization, including either of these plans and any other plan that may be filed in the future by a party-in-interest, can become effective only after a vote of eligible creditors and with the approval of the bankruptcy court and the U.S. District Court for the District of Delaware.

See Note 2 to the Consolidated Financial Statements for more information on these plans of reorganization.

Risks of Our Plan of Reorganization—We intend to address all pending and future asbestos-related claims and all other pre-petition claims as outlined in our plan of reorganization. However, we may not be successful in obtaining approval of our plan of reorganization by the bankruptcy court.  Instead, a materially different plan of reorganization may ultimately be approved and, under the ultimate plan of reorganization, the interests of our shareholders could be substantially diluted or cancelled. The value of Grace common stock following a plan of reorganization, and the extent of any recovery by non-asbestos-related creditors, will depend principally on the amount of our asbestos-related liability under a confirmed plan of reorganization.

Our proposed plan of reorganization assumes several fundamental conditions including that:

•                  Our asbestos-related liabilities can be resolved at a net present value cost of no more than $1,700 million, including pre-petition asbestos-related contractual settlements and judgments, all property damage claims, all claims related to our former Zonolite Attic Insulation product, and all pending and future personal injury claims; and

•                  The benefit of assets from litigation settlement agreements with Sealed Air Corporation and its subsidiary, Cryovac, Inc., and Fresenius Medical Care Holdings, Inc. will be available to satisfy liabilities under our plan of reorganization.

There can be no guarantee that these two fundamental conditions can be met. The measure of our asbestos-related liabilities could be settled by the bankruptcy court (in conformity with the plan of reorganization or otherwise), by a negotiation with interested parties, and/or under an alternative plan.

Any resolution, other than that reflected in our plan of reorganization, could have a material adverse effect on the percentage of Grace common stock to be retained by our current shareholders beyond that reflected in the proforma financial information presented below. We will adjust our financial statements and the proforma effects of our plan of reorganization as facts and circumstances warrant.

The following table summarizes our estimated claims payable, by class of claim, at the date of emergence and those claims that will be reinstated, as of December 31, 2007.

Analysis of Claims and Interest in Plan of Reorganization—Amounts as of December 31, 2007

(In millions) (Unaudited)

	Estimated Effective Date Liabilities				Total Liabilities
Description of Claims	Base Claim	Interest	Total	Reinstated Liabilities	Subject to Compromise

Administrative Expense Claims:
Environmental—reserve for owned sites	$2.3	$—	$2.3	$44.3	$46.6
Special pension arrangements	14.8	—	14.8	—	14.8
Leases	—	—	—	4.6	4.6
Letter of credit fees	3.0	—	3.0	—	3.0
Total Administrative Expense Claims	20.1	—	20.1	48.9	69.0

Priority Tax Claims	2.7	4.2	6.9	82.4	89.3

Class 3—Unsecured Employee-Related Claims
Postretirement health benefits	—	—	—	77.2	77.2
Special pension arrangements	—	—	—	83.9	83.9
Total Class 3 Claims	—	—	—	161.1	161.1

Classes 6, 7, and 8—Asbestos Claims
Asbestos PI-SE, PI-AO, and PD claims	1,483.0	—	1,483.0	130.0	1,613.0

Class 9—General Unsecured Claims
Revolving credit facility—bank debt	500.0	283.0	783.0	—	783.0
Letters of credit (drawn) / capital leases	23.6	3.3	26.9	—	26.9
Total Debt / LOCs / Capital Leases	523.6	286.3	809.9	—	809.9

Environmental, Accounts Payable, Litigation and Other	421.4	61.8	483.2	52.0	535.2

Total Class 9 Claims	945.0	348.1	1,293.1	52.0	1,345.1

Total Claims	$2,450.8	$352.3	$2,803.1	$474.4	$3,277.5

There are no Class 2 (Secured Claims), Class 4 (Workers’ Compensation Claims) or Class 5 (Intercompany Claims) outstanding as of December 31, 2007.

Proforma Financial Information—The unaudited proforma financial information presented below reflects the accounting effects of our proposed plan of reorganization (1) as if it were put in effect on the date of our most recent consolidated balance sheet—December 31, 2007, and (2) as if it were in effect for the full year ended December 31, 2007. Proforma adjustments for tax effects have been applied at a 35% tax rate.  The proforma financial information included herein may not be consistent with our plan of reorganization documents filed on January 13, 2005 due to subsequent changes in operations and accounting estimates. Such proforma financial statements reflect how our assets, liabilities, equity and income would be affected by our plan of reorganization as follows:

A.           Borrowings Under New Debt Agreements and Contingencies

Our plan of reorganization reflects the assumption that $1,000 million in debt financing will be available to fund settled claims payable at the effective date of the plan of reorganization (approximately $800 million) and to provide working capital (approximately $200 million) for continuing operations.  No such financing currently exists but, we expect, based on discussions with prospective lenders, our sustained level of core operations while we have operated under Chapter 11, and publicly available information regarding funding available to comparable companies, that we could obtain financing at this level before our plan of reorganization is effective.  In addition, the proforma financial information reflects $150 million in contingencies to pay professional and bank fees, other non-operating liabilities and their related tax effects that will not become liabilities until the effective date of our plan of reorganization. The $26.3 million adjustment to increase deferred taxes reflects the tax impact on $150 million in contingencies as described above, of which we estimate 50% would be deductible for tax purposes. Proforma adjustments related to the borrowings under new debt financing and contingencies have been denoted by the capital letter “A” in the proforma balance sheet presented below.

B.             Fresenius and Sealed Air Settlements

Our plan of reorganization reflects the value, in the form of cash and securities, expected to be realized under litigation settlement agreements as follows: $115.0 million of cash from Fresenius; and, $1,087.4 million of estimated value from Cryovac, Inc., a subsidiary of Sealed Air (calculated as of December 31, 2007) in the form of $512.5 million of cash plus accrued interest at 5.5% from December 21, 2002 compounded annually (approximately $158.4 million), and 18 million shares of Sealed Air common stock valued at $23.14 per share (approximately $416.5 million). Tax accounts have been adjusted to reflect the satisfaction of our recorded liabilities by way of these third-party agreements. The Fresenius settlement amount will be payable directly to Grace and will be accounted for as income; however, we have presented the amount of the settlement as a proforma balance sheet adjustment only in order to avoid distorting the predictive value of the proforma statement of operations with this one-time gain. Payments under the Sealed Air settlement will be paid directly to the asbestos trust by Cryovac and will be accounted for as satisfaction of a portion of our recorded asbestos-related liability and a credit to shareholders’ equity. Both the Sealed Air and Fresenius settlements are subject to the fulfillment of specified conditions. The $(40.3) million adjustment to deferred income taxes in the proforma balance sheet represents the tax impact of the $115.0 million Fresenius settlement.  The $(380.6) million adjustment to deferred income taxes represents the tax impact of the $1,087.4 million Sealed Air settlement. Proforma adjustments related to the Fresenius and Sealed Air settlements have been denoted by the capital letter “B” in the proforma balance sheet presented below.

C.             Payment of Pre-Petition Liabilities

The plan of reorganization reflects the transfer of funds and securities to settle estimated obligations payable under our plan of reorganization at the effective date. We would be required to issue approximately 22.5 million shares of Grace common stock, based on the closing price per share of $26.18 on December 31, 2007, for total proceeds of $589.6 million, and utilize cash of $1,176.1 million to settle these estimated obligations (see the adjustments denoted by the capital letter “C” in the proforma balance sheet below).  The following table provides a calculation of the proforma share issuance:

Proforma Issuance of Shares ($ and shares in millions) (Unaudited)	December 31, 2007

Payment of asbestos claims	$482.6
Less: portion related to general unsecured claims	(87.0)
$395.6
Value of unsecured claims paid with equity (15%)	194.0
Equity value distributable at emergence (22.5 million shares)	$589.6
Equity value distributable post-emergence for PI-AO claims (5.0 million shares)	130.0
Total value of equity to satisfy claims	$719.6
Closing price of shares at 12/31/07	$26.18
Proforma shares to satisfy asbestos and general unsecured claims and post-emergence PI-AO claims	27.5
Add: Shares issuable upon exercise of in-the-money stock options	1.9
Proforma issuance of shares	29.4

In our proforma presentation, we have assumed that our emergence from bankruptcy will give rise to 1) the payment of pre-petition liabilities, 2) the Fresenius/Sealed Air payments, and 3) the securing of emergence financing by non-U.S. subsidiaries and payment of dividends as further described below.

The payments result in changing the nature of our tax assets from reserves for tax-deductible obligations such as asbestos claims and environmental claims to time-limited tax net operating losses (see the adjustments denoted by the capital letter “D” in the proforma balance sheet below).  We have assumed non-asbestos and pass-through liabilities will be paid in cash when due.  A portion of the funding required to meet our emergence obligations will involve repatriating monies through a dividend from certain non-U.S. subsidiaries.  We believe that the reserve related to repatriation of funds presently recorded will be adequate to absorb the U.S. tax effects of this dividend, assuming that we employ (as intended) certain tax planning strategies to preserve our net operating losses.

The following table presents a detailed description of the proforma tax effects of these payments on the balance of both (i) net operating loss carryforwards and (ii) temporary differences, net of valuation allowance.

Summary of Change in Deferred Tax Asset Balances (In millions) (Unaudited)	Tax Effects of Net Operating Loss Carry- Forwards	Temporary Differences, Net of Valuation Allowance

December 31, 2007 Balance As Reported	$—	$767.5
Proforma Adjustments:
Contingent liabilities	—	26.3
Fresenius payment	(40.3)	—
Sealed Air payment	—	(380.6)
Emergence Payments & Other:
Accrued interest	70.7	(70.7)
Asbestos claims	168.9	(168.9)
Environmental claims	105.2	(105.2)
Special pensions	5.2	(5.2)
Insurance recovery	(175.0)	175.0
Repatriation of foreign earnings	(10.0)	10.0
Other	10.3	(10.3)
Subtotal	175.3	(175.3)
December 31, 2007 Proforma Balance	$135.0	$237.9

D.            Proforma Consolidated Statement of Operations and Capital Structure

The proforma income adjustments to our December 31, 2007 Consolidated Statements of Operations consist of:

•                  The elimination of all recorded charges and expenses directly related to Chapter 11, as these costs would not continue after effectiveness of our plan of reorganization, and the elimination of provisions recorded for environmental remediation obligations as we expect this risk would be resolved under our plan of reorganization (these eliminations are denoted by the capital letter “E” in the proforma statements of operations below);

•                  Adjustments to reduce Selling, General and Administrative Expenses and Other Income to eliminate noncore legal expenses, and noncore insurance income related to asbestos litigation, as the liabilities to which these noncore activities relate would be resolved as part of our plan of reorganization (these adjustments are denoted by the letter “F” in the proforma statements of operations below);

•                  The elimination of interest expense associated with pre-petition bank debt, and the addition of interest expense associated with the new $1,000 million in financing as discussed above, which results in the net change in interest expense denoted by the adjustments marked by the letter “G” in the proforma statements of operations below;

•                  The tax effects of the proforma statements of operations adjustments at our effective tax rate (see the adjustments denoted by the capital letter “H” in the proforma statements of operations below); and

•                  The addition of new shares of Grace common stock related to the assumed financing of our plan of reorganization (see the adjustments denoted by the capital letter “I” in the proforma statements of operations below).

Proforma expenses reflect an assumed 7.4% average interest rate on outstanding borrowings, based on market conditions as of December 31, 2007.  A hypothetical 1/8 percent variance in interest rates would increase or decrease our proforma net income by approximately $0.7 million for the year ended December 31, 2007.

For purposes of proforma earnings per share and proforma share capital, we used the trading price of $26.18 per share as of December 31, 2007 for calculating issued and outstanding shares. At this per share valuation, we assume that 22.5 million shares will be issued at the effective date of our plan of reorganization to fund asbestos and general unsecured claims, 5.0 million shares would be issuable upon exercise of warrants to satisfy our estimate of PI-AO claims, and 1.9 million shares would be issued upon exercise of in-the-money stock options. We use the year-end trading value solely to show proforma Consolidated Statements of Operations. This trading value may not be indicative of the actual trading value of Grace common stock following the effective date of our plan of reorganization.  If our distributable value per share at the effective date of our plan of reorganization is at or below approximately $8.00 per share, we would be required to revalue our balance sheet for a change in control. (The trading value of Grace common stock over the twelve-month period ended December 31, 2007 was between $18.86 and $30.65 per share.) These proforma financial statements reflect no change in assets or income related to this potential accounting outcome.

E.              Non-asbestos Contingencies

The accompanying proforma financial information assumes all non-asbestos related contingencies (including environmental, tax and civil and criminal litigation) are settled for recorded amounts as of December 31, 2007.  Certain liabilities are assumed to be paid at the effective date of our plan of reorganization based on our estimate of amounts that will be determinable and payable. The remainder, which would also be subject to our plan of reorganization, if approved, is assumed to be paid subsequent to the effective date of our plan of reorganization as amounts are either not due until a later date or will be determined through post-effective-date litigation. The ultimate value of such claims may change materially as Chapter 11 and other legal proceedings further define our non-asbestos related obligations.

		Proforma Adjustments
W. R. Grace & Co and Subsidiaries Proforma Condensed Consolidated Balance Sheet (In millions) (Unaudited)	December 31, 2007 As Reported	Borrowings Under New Debt Agreements and Contingencies		Sealed Air/Fresenius Settlements		Payment of Pre- Petition Liabilities		December 31, 2007 Proforma
ASSETS
Current Assets
Cash and cash equivalents	$480.5	$800.0	A	$115.0	B	$(1,176.1)	C	$219.4
Other current assets	1,098.0	—		—		—		1,098.0
Total Current Assets	1,578.5	800.0		115.0		(1,176.1)		1,317.4
Non-current operating assets	1,023.0	—		—		—		1,023.0
Deferred income taxes:
Net operating loss carryforwards	—	—		(40.3)	B	175.3	D	135.0
Temporary differences, net of valuation allowance	767.5	26.3	A	(380.6)	B	(175.3)	D	237.9
Asbestos-related insurance	500.0	—		—		—		500.0
Total Assets	$3,869.0	$826.3		$(305.9)		$(1,176.1)		$3,213.3
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Total current liabilities	$521.1	$—		$—		$—		$521.1
Long-term debt	0.3	800.0	A	—		—		800.3
Other noncurrent liabilities	456.7	—		—		—		456.7
Total Liabilities Not Subject to Compromise	978.1	800.0		—		—		1,778.1
Pre-petition bank debt plus accrued interest	783.0	—		—		(783.0)	C	—
Drawn letters of credit plus accrued interest	26.9	—		—		(26.9)	C	—
Asbestos-related contingencies	1,700.0	—		(1,087.4)	B	(482.6)	C	130.0
Environmental contingencies	368.6	—		—		(300.7)	C	67.9
Postretirement benefits	172.7	—		—		(14.8)	C	157.9
Income tax contingencies	89.3	—		—		(6.9)	C	82.4
Other liabilities and accrued interest	137.0	—		—		(100.8)	C	36.2
Other nonoperating liabilities, including plan of reorganization contingencies	—	150.0	A	—		(50.0)	C	100.0
Total Liabilities Subject to Compromise	3,277.5	150.0		(1,087.4)		(1,765.7)		574.4
Total Liabilities	4,255.6	950.0		(1,087.4)		(1,765.7)		2,352.5
Shareholder’s Equity (Deficit)
Share capital	432.3	—		—		589.6	C	1,021.9
Retained earnings and other equity items	(818.9)	(123.7)	A	781.5	B	—		(161.1)
Total Shareholders’ Equity (Deficit)	(386.6)	(123.7)		781.5		589.6		860.8
Total Liabilities and Shareholders’ Equity (Deficit)	$3,869.0	$826.3		$(305.9)		$(1,176.1)		$3,213.3

Note: Proforma amounts in liabilities subject to compromise will be reclassed to liabilities not subject to compromise after the proposed plan is in effect.

W. R. Grace & Co. and Subsidiaries Proforma Consolidated Statement of Operations (In millions, except per share amounts) (Unaudited)	Year Ended December 31, 2007
	As Reported	Proforma Adjustments		Proforma
Net Sales	$3,115.2	$—		$3,115.2

Cost of goods sold	2,147.4	—		2,147.4
Selling, general and administrative expenses	600.6	(40.0)	F	560.6
Research and development expenses	79.6	—		79.6
Defined benefit pension expense	52.6	—		52.6
Interest expense and related financing costs	72.1	(11.3)	G	60.8
Provision for environmental remediation	17.0	(17.0)	E	—
Chapter 11 expenses, net of interest income	86.4	(86.4)	E	—
Other (income) expense, net	(33.1)	1.0	F	(32.1)
Total costs and expenses	3,022.6	(153.7)		2,868.9
Income before income taxes and minority interest	92.6	153.7		246.3
Benefit from (provision for) income taxes	5.8	(42.3)	H	(36.5)
Minority interest in consolidated entities	(18.1)	—		(18.1)
Net income	$80.3	$111.4		$191.7
Basic earnings per common share	$1.15	$—		$2.03
Weighted average number of basic shares	70.1	24.4	I	94.5
Diluted earnings per common share	$1.12	$—		$1.90
Weighted average number of diluted shares	71.6	29.4	I	101.0

Financial Condition, Liquidity and Capital Resources

Chapter 11-Related Information—See Note 2 to the Consolidated Financial Statements.

Asbestos-Related Litigation—See Note 3 to the Consolidated Financial Statements.

Environmental Matters—See Note 15 to the Consolidated Financial Statements.

Defined Contribution Retirement Plans—We sponsor a defined contribution retirement plan for our employees in the United States. This plan qualifies under section 401(k) of the U.S. tax code. At the present time, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee’s salary or wages. Our costs related to this benefit plan were $12.4 million, $14.0 million, and $13.0 million for the years ended December 31, 2007, 2006, and 2005, respectively.

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

The following tables present the components of net pension expense and cash contributions for the advance-funded and pay-as-you-go plans:

Components of Net Pension Expense (In millions)	2007	2006	2005
Annual pension benefits earned	$23.8	$24.7	$23.3
Interest on opening liability—advance-funded plans	66.7	65.2	64.7
Expected return on plan assets	(80.0)	(71.3)	(66.6)
Net financing cost (benefit) of advance-funded plans	(13.3)	(6.1)	(1.9)
Interest on opening liability—pay-as-you-go plans	12.2	10.8	10.3
Net pension financing cost (benefit)	(1.1)	4.7	8.4
Amortization of:
Plan changes related to prior service	3.1	3.2	5.8
Accumulated differences between actual and assumed performance (1)	26.4	31.1	31.0
Net curtailment and settlement loss	0.4	—	3.4
Net pension catch-up expense	29.9	34.3	40.2
Total Net Pension Expense	$52.6	$63.7	$71.9

Cash Contributions to Defined Benefit Pension Plans (In millions)	2007	2006	2005
U.S. advance-funded plans	$76.0	$101.4	$24.1
U.S. pay-as-you-go plans	5.1	5.2	10.9
Foreign advance-funded plans	18.3	9.5	7.6
Foreign pay-as-you-go plans	6.3	5.4	5.1
Total Cash Contributions	$105.7	$121.5	$47.7

(1)	Primarily related to return on assets, termination, and mortality.

The following table presents the funded status of fully-funded, underfunded, and unfunded pension plans:

Funded Status of Pension Plans (In millions)	Fully-Funded (1) Pension Plans			Underfunded (1) Pension Plans			Unfunded (2) Pension Plans
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Projected benefit obligation	$254.8	$243.8	$218.7	$948.3	$961.4	$1,017.7	$245.9	$227.8	$222.1
Fair value of plan assets	308.9	282.2	232.8	779.2	738.5	649.8	—	—	—
Funded status (PBO basis)	$54.1	$38.4	$14.1	$(169.1)	$(222.9)	$(367.9)	$(245.9)	$(227.8)	$(222.1)
Benefits paid	$(11.5)	$(10.4)	$(9.0)	$(85.3)	$(88.0)	$(81.2)	$(11.5)	$(10.4)	$(15.9)

(1)	Plans intended to be advance-funded.
(2)	Plans intended to be pay-as-you-go.

Fully-funded plans include several defined benefit pension plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO.  This group of plans was overfunded by $54.1 million as of December 31, 2007, and the overfunded status is reflected as “overfunded defined benefit pension plans” in the Consolidated Balance Sheet. Underfunded plans include a group of defined benefit pension plans that are underfunded on a PBO basis by a total of $169.1 million as of December 31, 2007. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $245.9 million at December 31, 2007 is unfunded.  The combined balance of the underfunded and unfunded plans was $415.0 million as of December 31, 2007 and is presented as a liability on the Consolidated Balance Sheet as follows - $12.5 million in “other current liabilities,” $169.1 million included in “underfunded defined benefit pension plans”, $137.9 million included in “unfunded pay-as-you-go defined benefit pension plans”, and $95.5 million in “liabilities subject to compromise.”

Beginning in 2007, on a quarterly basis, we analyze pension assets and pension liabilities along with the resulting funded status and update our estimate of these measures.  Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes.

At the December 31, 2007 measurement date for the U.S. advance-funded defined benefit pension plans, the PBO was approximately $932 million as measured under U.S. generally accepted accounting principles. The PBO is measured as the present value (using a 6.25% discount rate as of December 31, 2007) of vested and non-vested benefits earned from employee service to date, based upon current services and estimated future pay increases for active employees.  Of the participants in the pension plans, approximately 82% are current retirees or employees of our former businesses, which skews the payout pattern to the nearer term. Assets available to fund the PBO at December 31, 2007 were approximately $774 million, or approximately $158 million less than the measured obligation.

It is our intention to satisfy obligations under the pension plans and to comply with the requirements of the Employee Retirement Income Security Act of 1974. On June 20, 2007, we obtained bankruptcy court approval to fund minimum required payments of approximately $54 million for the period from July 2007 through January 2008.  In that regard, we contributed approximately $9 million in July 2007 and approximately $15 million in each of September 2007, October 2007, and January 2008 to the trusts that hold assets of the Plans.  While we intend to continue to fund all minimum required payments under the Plans, there can be no assurance that the bankruptcy court will continue to approve the funding needs of the Plans.  Contributions to non-U.S. plans are not subject to bankruptcy court approval and we intend to fund such plans based on applicable legal requirements, and actuarial and trustee recommendations; $24.6 million was funded in 2007.

Total pension expense for 2007 was approximately $53 million, and benefit payments to retirees aggregated approximately $108 million for all pension programs in 2007.

Postretirement Benefits Other Than Pensions—We provide certain health care and life insurance benefits for retired employees, a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of benefits under this program was $9.8 million in 2007, compared with $13.9 million during 2006. We received Medicare subsidy payments of $4.8 million in 2007.  Our recorded liability for postretirement benefits of $84.0 million at December 31, 2007 is stated at net present value discounted at 6.25% (as discussed under Defined Benefit Pension Plans). Our proposed plan of reorganization provides for the continuation of these benefits.

Tax Matters—See Note 4 to the Consolidated Financial Statements and “Income Taxes” above for further discussion of our tax accounting and tax contingencies.

Other Contingencies—See Note 15 to the Consolidated Financial Statements for a discussion of our other contingent matters.

Cash Resources and Available Credit Facilities—At December 31, 2007, we had cash and cash equivalents of $480.5 million, short-term investment securities of $100.9 million, and net cash value of life insurance of $81.0 million.

Investment securities of $100.9 million and $2.4 million at December 31, 2007 and 2006, respectively, consist of direct or indirect investments in debt securities. Prior to the fourth quarter of 2007, our investment in the Columbia Strategic Cash Fund was classified in cash and cash equivalents as redemptions were available in cash. In December 2007, the fund began an orderly liquidation that is expected to continue through 2008 and restricted redemptions to an in-kind distribution of securities held by the fund. We have elected to remain in the fund and to value the fund based on the underlying securities as determined by the fund principals.  The strategic cash investment fund was valued at $98.3 million at December 31, 2007, which includes an impairment loss of $1.4 million recorded in the fourth quarter of 2007 due to unfavorable conditions of the credit markets.  The impairment loss is recorded as an offset to interest income earned on the Columbia Strategic Cash Fund, which is net against Chapter 11 expenses in the Consolidated Statements of Operations.  This impairment was deemed to be other than temporary, and as such, was recorded in earnings.

Net cash value of life insurance represents the cash value of premiums paid by us for life insurance policies in the names of current and former executive officers.  We have presented $77.1 million of the $81.0 million total value at December 31, 2007 as a current asset, as it is our expectation that this amount may be accessed in 2008 as part of our reorganization financing.  At December 31, 2006, the full amount of net cash value of life insurance policies was presented as a long-term asset, as we did not have an expectation at that time of liquidating any portion of the assets.  In November and December 2007, we surrendered and terminated life insurance policies and received approximately $14.8 million of net cash value from the terminations.  As a result of the terminations, gross cash value of the policies was reduced by approximately $36.3 million and policy loans of approximately $20.9 million were satisfied. Grace’s insurance benefits in force was reduced by approximately $60.1 million.

We have access to committed credit facilities in the U.S., Germany, France, Brazil, Singapore, India and China.  In the U.S., under the $250 million DIP facility, $178.5 million was available at December 31, 2007, net of letters of credit and holdback provisions. The term of the DIP facility expires April 1, 2008.   We have requested a two-year extension of this DIP facility from the lenders and a hearing before the bankruptcy court with respect to the extension is scheduled for March 17, 2008.

The following table summarizes our U.S. and non-U.S. credit facilities as of December 31, 2007:

Credit Facilities (In millions)	Maximum Borrowing Amount	Amount Available	Expiration Date

Country
U.S.	$250.0	$178.5	04/01/08
Germany	72.5	72.5	12/31/09
Germany	17.4	6.7	09/30/08
France	5.2	5.2	06/30/08
Brazil	1.1	1.1	03/31/08
Singapore	5.2	3.1	03/31/08
India	3.0	1.9	03/31/08
China	4.7	1.0	03/31/08
Total	$359.1	$270.0

We believe that these funds and credit facilities will be sufficient to finance our business strategy while in Chapter 11.

Debt and Other Contractual Obligations—Total debt outstanding at December 31, 2007 was $814.9 million, including $286.2 million of accrued interest on pre-petition debt.  As a result of the Chapter 11 filing, we are now in default on $523.6 million of pre-petition debt, which, together with accrued interest thereon, has been included in “liabilities subject to compromise” as of December 31, 2007. The automatic stay provided under the bankruptcy code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest on such debt during the Chapter 11 proceedings unless further developments lead management to conclude that it is probable that such interest will be compromised.

Set forth below are our contractual obligations as of December 31, 2007:

	Payments due by Period				Payments due
Contractual Obligations (In millions)	Total	Less than 1 Year	1-3 Years	Thereafter	Upon Emergence from Chapter 11	After Emergence from Chapter 11
Operating commitments (1)	$56.7	$35.5	$17.8	$3.4	$—	$—
Debt	5.0	4.7	0.3	—	—	—
Capital leases	0.9	0.2	0.7	—	—	—
Operating leases	76.4	23.1	38.8	14.5	—	—
Liabilities subject to compromise (2):
Pre-petition bank debt plus accrued interest	783.0	—	—	—	783.0	—
Drawn letters of credit plus accrued interest	26.9	—	—	—	26.9	—
Asbestos-related contingencies	1,700.0	—	—	—	1,570.0	130.0
Income tax contingencies	89.3	—	—	—	6.9	82.4
Environmental contingencies	368.6	—	—	—	300.7	67.9
Postretirement benefits	184.8	12.1	—	—	14.8	157.9
Other liabilities and accrued interest	137.0	—	—	—	100.8	36.2
Total liabilities subject to compromise	$3,289.6	$12.1	$—	$—	$2,803.1	$474.4
Pension funding requirements per ERISA (3)	208.4	53.6	119.5	35.3	—	—
Pension funding requirements for non-U.S. pension plans (4)	74.1	13.7	44.2	16.2	—	—
Total Contractual Obligations	$3,711.1	$142.9	$221.3	$69.4	$2,803.1	$474.4

(1)	Amounts do not include open purchase commitments, which are routine in nature and normally settle within 90 days or obligations to employees under annual or long-term incentive programs.
(2)

See Note 2 to the consolidated financial statements set forth elsewhere herein for a discussion of liabilities subject to compromise.  Liabilities subject to compromise consist of estimated balances that may become due on the date of emergence from bankruptcy protection, which date is not certain at this time, or subsequent to emergence.  Estimated amounts that may become due upon emergence have been presented in the “Upon Emergence from Chapter 11” column above and estimated amounts that may become due subsequent to emergence have been presented in the “After Emergence from Chapter 11” column, as we are not able to determine when these amounts will ultimately be settled.  Amounts reflect the estimated claims payable pursuant to our plan of reorganization.  It is possible that we could settle a portion of these claims at a date before emergence from Chapter 11 at the stated amounts or at amounts different from those recorded.  In accordance with SFAS No. 158, we have presented $12.1 million of certain estimated pension and postretirement obligations subject to compromise as current obligations in the December 31, 2007 Consolidated Balance Sheet.

(3)

Based on the U.S. qualified pension plans’ status as of December 31, 2007, funding requirements under ERISA have been estimated for the next five years.  Amounts in subsequent years have not yet been determined.

(4)

Based on the non-U.S. pension plans’ status as of December 31, 2007, funding requirements have been estimated for the next five years.  Amounts have been translated at the applicable December 31, 2007 exchange rates.  Amounts in subsequent years have not yet been determined.

See Note 15 to the Consolidated Financial Statements for a discussion of financial assurances.

Analysis of Cash Flows

Net cash provided by operating activities in 2007 was $88.2 million, compared with $152.7 million for the prior year period. We attribute the lower net cash flow in 2007 to higher Chapter 11-related costs, higher working capital, dividends to joint venture partners and cash paid to resolve certain tax contingencies, partially offset by higher pre-tax operating income.  Net cash used for investing activities in 2007 was $206.9 million, compared with $129.4 million in 2006.  The increase in investing activities is primarily due to routine capital improvements, capacity expansion at certain production sites, one acquisition, an equity investment, and investments in short-term debt securities.  Net cash inflow from financing activities in 2007 was $45.7 million, compared with $21.9 million in 2006, with the increase primarily attributable to cash received from stock options exercised.

Net cash flow provided by operating activities in 2005 was $67.3 million.  The higher net cash inflow in 2006 was due to improved core operating results and positive working capital changes.  Other major factors affecting the change in operating cash include the nonrecurring payment of $119.7 million to settle tax and environmental contingencies in 2005 and a significant increase in 2006 in defined benefit pension plan funding.  Net cash used for investing activities in 2005 was $77.9 million.  The increase in investing activities in 2006 versus 2005 was due to the expansion of production facilities, acquisition of catalyst assets and technology, and capital for facilities maintenance.  Net cash outflow from financing activities in 2005 was $10.1 million primarily from debt service and reduced stock option activity.

Cash Flow From Core Operations—Cash inflows from core operations were $139.3 million, $186.2 million, and $154.1 million for 2007, 2006 and 2005, respectively. This decrease in cash flows from core operations in 2007 as compared to 2006 and 2005 was primarily attributable to higher investment in working capital and higher capital spending, partially offset by higher pre-tax operating income from core operations.

Core Operations (In millions)	December 31,
	2007	2006	2005

Cash flows:
Pre-tax operating income	$284.6	$240.2	$201.5
Depreciation and amortization	113.4	113.5	120.9
Pre-tax earnings before depreciation and amortization	398.0	353.7	322.4
Working capital and other changes	(131.8)	(28.7)	(68.8)
Cash flow before investing	266.2	325.0	253.6
Proceeds from sale of product line	21.8	—	—
Capital expenditures	(136.9)	(119.2)	(94.0)
Purchase of equity investment	(6.3)	—	—
Businesses acquired	(5.5)	(19.6)	(5.5)
Net cash flow from core operations	$139.3	$186.2	$154.1

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

Cash Flow From Noncore Activities—The cash flow from our noncore activities can be volatile. Expenditures are generally governed by bankruptcy court rulings and receipts are generally nonrecurring. Much of the noncore spending in the past three years has been under Chapter 11 first-day motions that allow us to fund postretirement benefits and required environmental remediation on Grace-owned sites. Cash inflows have been from asbestos-related insurance recovery on pre-Chapter 11 liability payments, and unusual events.  In 2005, we made a $90 million payment to the U.S. Internal Revenue Service to fund taxes and interest on settled amounts as approved by the bankruptcy court.

Noncore Activities (In millions)	December 31,
	2007	2006	2005

Cash flows:
Pre-tax income (loss) from noncore activities	$(59.3)	$(97.7)	$(30.3)
Non-cash charges	32.5	41.4	49.9
Cash spending for:
Investments in short term debt securities, net	(99.7)	—	—
Noncore contingencies:
Tax settlement	(10.3)	—	(90.0)
Environmental settlement	—	—	(29.7)
Environmental remediation	(9.5)	(10.9)	(6.7)
Postretirement benefits	(5.0)	(13.9)	(11.9)
Retained obligations and other	(1.0)	(3.6)	(1.0)
Net cash flow from noncore activities	$(152.3)	$(84.7)	$(119.7)

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

Prior to the Chapter 11 filing, we estimated our asbestos personal injury liability based on our experience with the cost to resolve such claims given the prevailing conditions in the asbestos tort system. Those conditions meant that the costs for resolution were driven by many factors beyond the merits of the claims. The cost to resolve asbestos personal injury claims was influenced by numerous variables, including the nature of the disease alleged, product identification, negotiation factors, the solvency of other former producers of asbestos-containing products, cross-claims by co-defendants, the rate at which new claims were being filed, the jurisdiction in which the claims were filed, and the defense and disposition costs associated with these claims.

Prior to the chapter 11 filing, we estimated asbestos property damage liability based upon the cost to resolve such claims in the tort system. The cost to resolve asbestos property damage claims was influenced by factors such as legal defenses, product identification, the amount and type of product involved, the age, type, size and use of the building, the legal status of the claimant, the jurisdictional history of prior cases, the court in which the case is pending, and the difficulty of asbestos abatement, if necessary.

Since the Chapter 11 filing, we have requested that the bankruptcy court conduct proceedings to determine the value of our asbestos-related liabilities.  In January 2008, the bankruptcy court commenced a trial for estimating our asbestos personal injury liability.  The bankruptcy court is also considering several pending motions that seek the adjudication of most of the remaining asbestos property damage claims. We expect that the bankruptcy court proceedings may provide the basis for determining the amount that must be paid into a trust on the effective date of a plan of reorganization in respect of our asbestos-related claims.

Under our proposed plan of reorganization, it is a condition to confirmation of our proposed plan of reorganization that the bankruptcy court shall conclude that the amount necessary to fund all pending and future asbestos personal injury claims and property damage claims (and trust administration costs and expenses) is not greater than $1,613 million.  This amount was based in part on our 2004 evaluation of (1) existing but unresolved personal injury and property damage claims, (2) actuarially-based estimates  of future personal injury claims, (3) the risk of loss from the Zonolite attic insulation litigation, (4) proposed claim payments reflected in our plan of reorganization, and (5) the cost of the trust administration and litigation.  This condition precedent is the basis for our currently recorded asbestos-related liability.

A wide range of asserted liability has been put forth by stakeholders in the bankruptcy proceedings, from amounts that would indicate liability less than that recorded at December 31, 2007, to amounts that would exceed the business value of Grace. Therefore, we will adjust our recorded asbestos-related liability, as necessary, to reflect rulings by the bankruptcy court.

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

Environmental Remediation

We are obligated under applicable law to remediate certain properties related to our business or former businesses.  At some sites we finance all or a portion of remediation conducted by third parties (generally state or Federal authorities) and at others, we perform the required remediation ourselves.  Our environmental remediation obligation has a significant impact on our Consolidated Financial Statements.  See Note 15 to the Consolidated Financial Statements for a discussion of our environmental remediation liabilities.

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

Litigation

We are subject to legal proceedings and claims arising out of the normal course of business.  We are currently a party to various legal proceedings, both civil and criminal in nature, in which we have been named as a defendant.  See Note 15 to the Consolidated Financial Statements for a discussion of our significant legal proceedings.

To estimate the cost to resolve our legal obligations, we review the facts of each matter to determine the merits of the case and the corresponding probability of a loss.  If we determine that a loss is probable, we determine if there is sufficient information to make a reasonable estimate of the loss amount.  Our estimates regarding the outcome of our legal proceedings and claims involve substantial uncertainties that could cause our actual losses to differ materially from our estimates.  In estimating the likely outcome of a legal proceeding, we consider the nature of the specific claim (or unasserted claim), our experience with similar claims, the jurisdiction in which the proceeding is filed, court rulings, the status of any settlement negotiations, the likelihood of resolution through settlement or alternative dispute resolution, the proceeding’s current status and other relevant information and events.  We adjust our recorded liability for litigation contingencies as necessary to reflect our current evaluation of these and other factors.

Pension and Other Postretirement Benefits Expenses and Liabilities—We sponsor defined benefit pension plans for our employees in the United States, Canada, the United Kingdom, Australia, Germany, Italy, France, Spain, Netherlands, Japan, Philippines, South Korea, Taiwan, South Africa, Brazil and Mexico and fund government sponsored programs in other countries where we operate.  See Note 19 to the Consolidated Financial Statements for a detailed discussion of our pension plans and other postretirement benefit plans.

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

Income Taxes—We are a global enterprise with operations in more than 40 countries.  This global reach results in a complexity of tax regulations, which require assessments of applicable tax law and judgments in estimating our ultimate income tax liability.  See Note 4 to the Consolidated Financial Statements for a detailed discussion of our estimates used in accounting for income taxes and income tax contingencies.

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

We record a liability for income tax contingencies when it is more likely than not that a tax position we have taken will not be sustained upon audit. We evaluate such likelihood based on relevant facts and tax law.   We adjust our recorded liability for income tax matters due to changes in circumstances or new uncertainties, such as amendments to existing tax law.  Our ultimate tax liability depends upon many factors, including negotiations with taxing authorities in the jurisdictions in which we operate, outcomes of tax litigation and resolution of disputes arising from federal, state, and international tax audits.  Due to the varying tax laws in each jurisdiction senior management, with the assistance of local tax advisors as necessary, assesses individual matters in each jurisdiction on a case-by-case basis.    We research and evaluate our income tax positions, including why we believe they are compliant with income tax regulations, and these positions are documented internally.

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

We have $500.0 million of outstanding pre-petition variable-rate borrowings under bank revolving credit agreements, and interest is accrued on this debt based on the prime rate.  Due to our Chapter 11 filing, interest accrued on pre-petition debt is added to the principal balance.  As of December 31, 2007 and 2006, total interest accrued on this debt and added to the $500.0 million principal was $283.0 million and $223.1 million, respectively.  If the prime rate were to vary in the near-term by one percentage point, the effect would be to increase or decrease interest expense and accrued interest on outstanding principal by approximately $8.2 million over the twelve-month period ended December 31, 2008.

We also maintain a $250 million debtor-in-possession facility. The interest rate under this facility is based on LIBOR, a variable rate.  As of December 31, 2007 and 2006, no amount was outstanding under this facility, and $178.5 million and $175.0 million, respectively, was available to us, net of letters of credit and holdback provisions.

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

In May 2004, we purchased forward contracts with a U.S. bank to minimize currency risk related to a Euro-denominated intercompany loan due from one of our German subsidiaries to one of our U.S. subsidiaries.  In June 2005, we extended a portion of the forward contract amounts to dates that mature on the dates of the scheduled principal repayments.  As part of the contract extension, we were required to pay a settlement premium of $9.3 million to the bank.  We expect this settlement premium will be recovered over time as the contracts are settled at rates greater than the initial rates in the May 2004 foreign currency forward contracts.  Currency fluctuations on this loan are recorded as a component of operating results.  The loan is denominated in Euros, and the total amount outstanding under the intercompany loan was €61.6 million and €134.8 million as of December 31, 2007 and 2006, respectively (approximately $89.9 million and $177.6 million, respectively).

In November 2007, we executed an intercompany loan in the amount of €250 million (Euros) between our principal U.S. operating subsidiary and a newly established German subsidiary as part of a legal restructuring.  In conjunction with the loan, our U.S. subsidiary entered into a series of foreign currency forward contracts to attempt to minimize the impact to earnings from foreign currency movements.  The forward contracts are aligned with the payment schedule of the intercompany loan, which has annual principal and interest payments in November 2009 through November 2013. The total amount outstanding under the intercompany loan was €250.0 million as of December 31, 2007 (approximately $364.7 million).

The following tables provide information about our significant foreign currency forward exchange agreements as of December 31, 2007 and 2006, specifically, the notional, or contract, amounts (in millions of $U.S.), and weighted average exchange rates ($U.S. to Euros) by expected (contractual) maturity dates.  These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The fair values represent the fair value of the derivative contracts, and are presented as other assets or other liabilities and allocated between current and non-current, as appropriate, in the Consolidated Balance Sheets.

Foreign Currency Forward Exchange Agreements	Euro Forward Contracts—December 31, 2007
	Expected Maturity Date
	2008	2009	2010	2011	2012	2013	Total	Fair Value
Contract amount	79.1	72.7	72.5	72.5	72.6	72.9	442.3	(11.1)
Average contractual exchange rate	1.28	1.45	1.45	1.45	1.45	1.46	1.42	N/A

Foreign Currency Forward Exchange Agreements	Euro Forward Contracts—December 31, 2006
	Expected Maturity Date
	2007	2008	2009	2010	2011	2012	2013	Total	Fair Value
Contract amount	92.8	79.1	—	—	—	—	—	171.9	(11.6)
Average contractual exchange rate	1.27	1.28	—	—	—	—	—	1.27	N/A

Commodity Price Risk

We operate in markets where the prices of raw materials and energy are commonly affected by cyclical movements of the economy.  The principal raw materials used in our products include caustic, alumina, rare earths, nickel, aluminum, cobalt carbonate, kaolin, molybdenum, sodium aluminate, sodium silicate, olefins, gypsum, resins, rubber and latices.  Natural gas is the largest single energy source that we purchase. These commodities are generally available to be purchased from more than one supplier.  In order to minimize the risk of increasing prices on certain raw materials and energy, we use a centralized supply chain organization for procurement in order to improve purchasing activities.  We have a risk management committee to review proposals to hedge purchases of raw materials, energy and currency.

We have implemented an energy risk management program under which our goal is to hedge natural gas supply in a way that provides protection against price volatility of the natural gas market.  In order to mitigate volatile natural gas prices, we have entered into fixed price swaps to hedge a portion of our 2008 natural gas requirements.

The following tables provide information about our commodity derivatives that are sensitive to changes in commodity prices, specifically natural gas prices.  Contract volumes, or notional amounts, are presented in millions of British thermal units (MMBtu), weighted average contract prices are presented in $U.S. per MMBtu, and the total contract amount and fair value are presented in millions of $U.S.  The fair values represent the fair value of the derivative contracts.  The fair value for swaps represents the excess of the variable price (market price) over the fixed price (pay price) multiplied by the nominal contract volumes.  The fair value of forward contracts represents the excess of the market value amounts (as quoted on commodity exchanges) over the contract amount.  All commodity derivative instruments mature in the subsequent year.

	Commodity Derivatives—December 31, 2007
Type of Contract	Contract Volumes	Weighted Average Price	Total Contract Amount	Fair Value
Swaps	1.8	8.18	14.7	(1.0)

	Commodity Derivatives—December 31, 2006
Type of Contract	Contract Volumes	Weighted Average Price	Total Contract Amount	Fair Value
Forwards	0.6	10.56	6.0	3.5
Swaps	2.0	8.10	16.2	(1.7)

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

W. R. GRACE & CO. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

For the Year Ended December 31, 2007

	Additions/(deductions)
Description	Balance at beginning of period	Charged/ (credited) to costs and expenses	Cash received/ (paid)	Other net (2)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$8.3	$(1.4)	$—	$—	$6.9
Allowances for long-term receivables	0.5	(0.5)	—	—	—
Allowances for inventory obsolescence	6.8	(1.3)	—	—	5.5
Valuation allowance for deferred tax assets	185.2	(42.2)	—	—	143.0
Reserves:
Reserves for asbestos-related litigation	1,700.0	—	—	—	1,700.0
Reserves for environmental remediation	361.1	17.0	(9.5)	—	368.6
Reserves for retained obligations of divested businesses	$23.3	$—	$(1.0)	$13.9	$36.2

For the Year Ended December 31, 2006

	Additions/(deductions)
Description	Balance at beginning of period	Charged/ (credited) to costs and expenses	Cash received/ (paid)	Other net (1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$6.7	$1.6	$—	$—	$8.3
Allowances for long-term receivables	0.7	(0.2)	—	—	0.5
Allowances for inventory obsolescence	6.7	0.1	—	—	6.8
Valuation allowance for deferred tax assets	245.3	(60.1)	—	—	185.2
Reserves:
Reserves for asbestos-related litigation	1,700.0	—	—	—	1,700.0
Reserves for environmental remediation	342.0	30.0	(10.9)	—	361.1
Reserves for retained obligations of divested businesses	$23.4	$4.0	$(3.6)	$(0.5)	$23.3

For the Year Ended December 31, 2005

	Additions/(deductions)
Description	Balance at beginning of period	Charged/ (credited) to costs and expenses	Cash received/ (paid)	Other net (1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$7.5	$(0.8)	$—	$—	$6.7
Allowances for long-term receivables	0.8	(0.1)	—	—	0.7
Allowances for inventory obsolescence	9.1	(2.4)	—	—	6.7
Valuation allowance for deferred tax assets	242.6	2.7	—	—	245.3
Reserves:
Reserves for asbestos-related litigation	1,700.0	—	—	—	1,700.0
Reserves for environmental remediation	345.0	25.0	(6.7)	(21.3)	342.0
Reserves for retained obligations of divested businesses	$25.1	$5.0	$(4.7)	$(2.0)	$23.4

(1)	Various miscellaneous adjustments against reserves.
(2)	Primarily represents a reclass from tax reserves

Exhibit 12

W. R. GRACE & CO. AND SUBSIDIARIES

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND

COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS (1)

(In millions, except ratios)

(Unaudited)

	Years Ended December 31, (2)
	2007(3)	2006(3)	2005(3)	2004(4)	2003(5)
Net income (loss) from continuing operations	$80.3	$18.3	$67.3	$(402.3)	$(55.2)
Provision for (benefit from) income taxes	(5.8)	8.1	21.3	(1.5)	(12.3)

Minority interest in income (loss) of majority owned subsidiaries	17.7	32.8	19.7	8.1	(1.5)

Equity in unremitted losses (earnings) of less than 50%-owned companies	—	—	—	—	0.3

Interest expense and related financing costs, including amortization of capitalized interest	73.0	74.1	56.6	112.6	17.5

Estimated amount of rental expense deemed to represent the interest factor	6.9	6.2	6.2	5.6	5.1

Income (loss) as adjusted	$172.1	$139.5	$171.1	$(277.5)	$(46.1)

Combined fixed charges and preferred stock dividends:
Interest expense and related financing costs, including capitalized interest	$84.2	$74.2	$54.9	$100.7	$18.0

Estimated amount of rental expense deemed to represent the interest factor	6.9	6.2	6.2	5.6	5.1

Fixed charges	91.1	80.4	61.1	106.3	23.1

Combined fixed charges and preferred stock dividends	$91.1	$80.4	$61.1	$106.3	$23.1

Ratio of earnings to fixed charges	1.89	1.74	2.80	(6)	(6)

Ratio of earnings to combined fixed charges and preferred stock dividends	1.89	1.74	2.80	(6)	(6)

(1)	Grace preferred stocks were retired in 1996.
(2)	Certain amounts have been restated to conform to the 2007 presentation.
(3)	Amounts in 2007, 2006, and 2005 contain provisions for environmental remediation of $17.0 million, $30.0 million, and $25.0 million, respectively.
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