Form 10-Q
period 2008-03-31
W R GRACE & CO
filed 2008-05-09
CIK 1045309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

72,108,918 shares of Common Stock, $0.01 par value, were outstanding at April 30, 2008.

W. R. GRACE & CO. AND SUBSIDIARIES

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

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Review by Independent Registered Public Accounting Firm

With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2008 and 2007, PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information.  Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim financial statements.  Accordingly, the degree of reliance on their report on the unaudited interim financial statements should be restricted in light of the limited nature of the review procedures applied.  This report is not considered a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of W. R. Grace & Co.:

We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of March 31, 2008, and the related consolidated statements of operations, cash flows, shareholders’ equity (deficit) and comprehensive income (loss) for each of the three-month periods ended March 31, 2008 and March 31, 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, cash flows, shareholders’ equity (deficit) and comprehensive income (loss) for the year then ended (not presented herein), and in our report dated February 29, 2008, we expressed an unqualified opinion on those consolidated financial statements with an explanatory paragraph relating to the Company’s ability to continue as a going concern.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

May 9, 2008

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Net sales	$759.2	$715.6
Cost of goods sold	527.2	497.7
Selling, general and administrative expenses	142.8	135.2
Research and development expenses	21.7	18.7
Defined benefit pension expense	14.3	12.7
Interest expense and related financing costs	15.1	19.4
Provision for environmental remediation	5.9	—
Chapter 11 expenses, net of interest income	18.4	17.8
Other (income) expense, net	(17.3)	(8.0)
	728.1	693.5
Income before income taxes and minority interest	31.1	22.1
Provision for income taxes	(15.6)	(14.9)
Minority interest in consolidated entities	(1.9)	(2.4)
Net income	$13.6	$4.8

Basic earnings per share:
Net income	$0.19	$0.07
Weighted average number of basic shares	72.5	69.4

Diluted earnings per share:
Net income	$0.19	$0.07
Weighted average number of diluted shares	73.2	70.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$13.6	$4.8
Reconciliation to net cash used for operating activities:
Depreciation and amortization	30.2	27.6
Chapter 11 expenses, net of interest income	18.4	17.8
Provision for income taxes	15.6	14.9
Income taxes paid, net of refunds	(15.4)	(2.5)
Minority interest in consolidated entities	1.9	2.4
Dividends paid to minority interests in consolidated entities	—	(11.8)
Interest accrued on pre-petition liabilities subject to compromise	14.3	19.1
Net (gain) loss on sales of investments and disposals of assets	(1.6)	(0.2)
Defined benefit pension expense	14.3	12.7
Payments under defined benefit pension arrangements	(19.5)	(32.4)
Net payments under postretirement benefit plans	(1.1)	(0.2)
Net income from life insurance policies	(1.1)	(2.0)
Provision for uncollectible receivables	0.4	0.6
Provision for environmental remediation	5.9	—
Expenditures for environmental remediation	(1.3)	(2.8)
Expenditures for retained obligations of divested businesses	—	(0.4)
Changes in assets and liabilities, excluding effect of foreign currency translation:
Working capital items (trade accounts receivable, inventories and accounts payable)	(20.8)	(7.1)
Other accruals and non-cash items	(87.5)	(61.0)
Net cash used for operating activities before Chapter 11 expenses and settlements	(33.7)	(20.5)
Cash paid to resolve contingencies subject to Chapter 11	—	(10.3)
Chapter 11 expenses paid	(14.0)	(18.2)
Net cash used for operating activities	(47.7)	(49.0)

INVESTING ACTIVITIES
Capital expenditures	(25.9)	(24.1)
Proceeds from sales of investment securities	33.1	—
Purchase of equity investment	(3.0)	—
Net investment in life insurance policies	—	0.2
Proceeds from disposals of assets	2.5	0.7
Net cash provided by (used for) investing activities	6.7	(23.2)

FINANCING ACTIVITIES
Net (repayments) borrowings under credit arrangements	(1.5)	(1.1)
Fees paid under debtor-in-possession credit facility	(0.7)	(0.7)
Proceeds from exercise of stock options	8.9	14.2
Net cash provided by financing activities	6.7	12.4
Effect of currency exchange rate changes on cash and cash equivalents	14.6	2.8
Decrease in cash and cash equivalents	(19.7)	(57.0)
Cash and cash equivalents, beginning of period	480.5	536.3
Cash and cash equivalents, end of period	$460.8	$479.3

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Balance Sheets

(In millions, except par value and shares)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$460.8	$480.5
Investment securities	64.0	98.3
Cash value of life insurance policies, net of policy loans	78.2	77.1
Trade accounts receivable, less allowance of $5.6 (2007 - $5.2)	488.1	500.6
Inventories	371.9	303.5
Deferred income taxes	34.7	37.7
Other current assets	90.4	80.8
Total Current Assets	1,588.1	1,578.5
Properties and equipment, net of accumulated depreciation and amortization of $1,615.8 (2007 - $1,545.0)	722.9	706.1
Goodwill	128.1	122.3
Cash value of life insurance policies, net of policy loans	3.9	3.9
Deferred income taxes	768.1	767.5
Asbestos-related insurance	500.0	500.0
Overfunded defined benefit pension plans	75.6	54.1
Other assets	140.6	136.6
Total Assets	$3,927.3	$3,869.0

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$3.2	$4.7
Accounts payable	203.6	191.3
Other current liabilities	290.5	325.1
Total Current Liabilities	497.3	521.1
Debt payable after one year	0.3	0.3
Deferred income taxes	34.0	32.7
Minority interest in consolidated entities	71.8	70.8
Underfunded defined benefit pension plans	192.9	169.1
Unfunded pay-as-you-go defined benefit pension plans	140.8	137.9
Other liabilities	55.8	46.2
Total Liabilities Not Subject to Compromise	992.9	978.1

Liabilities Subject to Compromise – Note 2
Pre-petition bank debt plus accrued interest	795.1	783.0
Drawn letters of credit plus accrued interest	27.1	26.9
Income tax contingencies	86.3	89.3
Asbestos-related contingencies	1,700.0	1,700.0
Environmental contingencies	373.2	368.6
Postretirement benefits	170.2	172.7
Other liabilities and accrued interest	139.2	137.0
Total Liabilities Subject to Compromise	3,291.1	3,277.5
Total Liabilities	4,284.0	4,255.6
Commitments and Contingencies
Shareholders’ Equity (Deficit)
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 2008 – 72,090,418 (2007 – 71,627,901)	0.8	0.8
Paid-in capital	434.9	431.5
Accumulated deficit	(391.5)	(405.1)
Treasury stock, at cost: shares: 2008 – 4,889,342; (2007 – 5,351,859)	(58.2)	(63.7)
Accumulated other comprehensive income (loss)	(342.7)	(350.1)
Total Shareholders’ Equity (Deficit)	(356.7)	(386.6)
Total Liabilities and Shareholders’ Equity (Deficit)	$3,927.3	$3,869.0

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

(In millions)

	Common Stock and Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2007	$432.3	$(405.1)	$(63.7)	$(350.1)	$(386.6)
Net income	—	13.6	—	—	13.6
Stock plan activity	3.4	—	5.5	—	8.9
Other comprehensive income (loss)	—	—	—	7.4	7.4
Balance, March 31, 2008	$435.7	$(391.5)	$(58.2)	$(342.7)	$(356.7)

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions)

	Three Months Ended March 31,
	2008	2007
Net income	$13.6	$4.8

Other comprehensive income (loss):
Foreign currency translation adjustments	1.9	5.7
Gain (loss) from hedging activities, net of income taxes	2.2	1.1
Defined benefit pension and other postretirement plans, net of income taxes (see Note 12)	3.3	(0.4)
Total other comprehensive income (loss)	$7.4	$6.4
Comprehensive income (loss)	$21.0	$11.2

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

Basis of Presentation – The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company’s 2007 Annual Report on Form 10-K.  Such interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature. Potential accounting adjustments discovered during normal reporting and accounting processes are evaluated on the basis of materiality, both individually and in the aggregate, and are recorded in the accounting period discovered, unless a restatement of a prior period is necessary. All significant intercompany accounts and transactions have been eliminated.

The results of operations for the three-month interim period ended March 31, 2008 are not necessarily indicative of the results of operations for the year ending December 31, 2008.

Reclassifications – Certain amounts in prior years’ Consolidated Financial Statements have been reclassified to conform to the 2008 presentation.  In the fourth quarter of 2007, Grace completed the transfer of its packaging technologies product group to the Grace Davison segment in an effort to capture operating synergies. All 2007 segment information herein has been retrospectively restated to reflect this realignment of the packaging technologies product group.  The former Grace Performance Chemicals segment has been renamed “Grace Construction Products” as a result of the transfer.  Other than the realignment of operating segments, reclassifications have not materially affected previously reported amounts in the Consolidated Financial Statements.

Use of Estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual amounts could differ from those estimates, and the differences could be material.  Changes in estimates are recorded in the period identified.  Grace’s accounting measurements that are most affected by management’s estimates of future events are:

•                  Contingent liabilities, which depend on an assessment of the probability of loss and an estimate of ultimate resolution cost, such as asbestos-related matters (see Notes 2 and 3), environmental remediation (see Note 13), income taxes (see Note 4), and litigation (see Note 13);

•                  Pension and postretirement liabilities that depend on assumptions regarding participant life spans, future inflation, discount rates and total returns on invested funds (see Note 14); and

•                  Realization values of net deferred tax assets and insurance receivables, which depend on projections of future income and cash flows and assessments of insurance coverage and insurer solvency.

The accuracy of management’s estimates may be materially affected by the uncertainties arising under Grace’s Chapter 11 proceeding.

Effect of New Accounting Standards – In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, and FSP 157-2, “Effective Date of FASB Statement No. 157”.  FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  Grace has adopted SFAS No. 157 and the related FSPs in the first quarter of 2008, and the adoption for Grace’s financial assets and liabilities did not have a material impact on its Consolidated Financial Statements.  Grace does not believe the adoption of SFAS No. 157 for its non-financial assets and liabilities, effective January 1, 2009, will have a material impact on its Consolidated Financial Statements.  See Note 6 for further discussion of SFAS No. 157.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.”  SFAS No. 161 expands the current disclosure framework by requiring entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective for the first quarter of 2008.  Grace has elected not to measure eligible financial assets and liabilities at fair value that are not currently required to be so measured.

In November 2006, the FASB Emerging Issues Task Force (“EITF”) promulgated Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangement.”  This Issue specifies that if a company provides a benefit to an employee under a collateral assignment split-dollar life insurance arrangement that extends to postretirement periods or provides an employee with a death benefit, it would have to recognize a liability and related compensation costs.  Grace adopted EITF 06-10 in the first quarter of 2008, and it had no impact to the Consolidated Financial Statements.

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

2.              Chapter 11 - Related Information

Official Parties to Grace’s Chapter 11 Proceedings – Three creditors’ committees, two representing asbestos claimants, the Official Committee of Asbestos Personal Injury Claimants (the “PI Committee”) and the Official Committee of Asbestos Property Damage Claimants (the “PD Committee”), and a third representing other general unsecured creditors, and the Official Committee of Equity Security Holders (the “Equity Committee”), have been appointed in the Chapter 11 Cases. These committees, and a legal representative of future asbestos claimants (the “FCR”), have the right to be heard on all matters that come before the Bankruptcy Court and have important roles in the Chapter 11 Cases. The Debtors are required to bear certain costs and expenses of the committees and of the FCR, including those of their counsel and financial advisors.

As discussed below, the Debtors, supported by the committee representing general unsecured creditors and the Equity Committee, as co-proponents, have filed a plan of reorganization with the Bankruptcy Court.  The PI Committee and the FCR, as co-proponents, also have filed a separate plan of reorganization with the Bankruptcy Court.  Each of these plans of reorganization is designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined therein.  Subsequent to these filings, on April 6, 2008, the Debtors, the Equity Committee, the PI Committee and the FCR entered into an agreement in principle that would settle all present and future asbestos-related personal injury claims.  The committee representing general unsecured creditors and the PD Committee are not parties to this agreement in principle.  The Debtors, Equity Committee, PI Committee and FCR contemplate that a joint plan of reorganization reflecting the terms of the agreement in principle would be filed with the Bankruptcy Court and would supersede the existing plans on file.

Plans of Reorganization - On November 13, 2004, Grace filed a plan of reorganization, as well as several associated documents, including a disclosure statement, trust distribution procedures, exhibits and other supporting documents, with the Bankruptcy Court.  On January 13, 2005, Grace filed an amended plan of reorganization (the “Debtors Plan”) and related documents to address certain objections of creditors and other interested parties.  At the time it was filed, the Debtors Plan was supported by the committee representing general unsecured creditors and the Equity Committee, but was not supported by the PI Committee, the PD Committee or the FCR.

On July 26, 2007, the Bankruptcy Court terminated Grace’s exclusive rights to propose a plan of reorganization and solicit votes thereon.  As a result of the termination of these rights, any party-in-interest may propose a competing plan of reorganization.

On November 5, 2007, the PI Committee and the FCR filed a proposed plan of reorganization (the “PI Plan”, and with the Debtors Plan, the “Plans”) with the Bankruptcy Court.  Copies of the Plans are available from the Bankruptcy Court.  The filing did not include a disclosure statement, trust distribution procedures, exhibits or other supporting documents.

On April 6, 2008, the Debtors reached an agreement in principle with the PI Committee, the FCR, and the Equity Committee that would settle all present and future asbestos-related personal injury claims, as further described below (the “PI Settlement”).  The PI Settlement contemplates that the Debtors, the PI Committee, the FCR and the Equity Committee would file a new joint plan of reorganization with the Bankruptcy Court reflecting the terms and conditions of the PI Settlement.  The drafting and negotiation of the joint plan and related documentation is in progress.  The committee representing general unsecured creditors and the PD Committee are not parties to the PI Settlement.  Neither the PI Settlement nor a joint plan of reorganization reflecting its terms has been filed with the Bankruptcy Court.

The Bankruptcy Court had previously entered a case management order for estimating liability for pending and future asbestos personal injury claims.  A trial for estimating liability for such claims began in January 2008 but was suspended in April 2008 as a result of the PI Settlement.

Any plan of reorganization, including either of the Plans, a plan reflecting the PI Settlement and any plan of reorganization that may be filed in the future by a party-in-interest, will become effective only after a vote of eligible creditors and with the approval of the Bankruptcy Court and the U.S. District Court for the District of Delaware.  Votes on a plan of reorganization may not be solicited until the Bankruptcy Court approves a related disclosure statement.

Each of the Plans and the PI Settlement assumes that Cryovac, Inc. (“Cryovac”), a wholly-owned subsidiary of Sealed Air Corporation (“Sealed Air”), will pay $512.5 million in cash (plus interest at 5.5% compounded annually from December 21, 2002) and will issue 18 million shares (reflecting a two-for-one stock split) of common stock of Sealed Air to an asbestos trust pursuant to the terms of a settlement agreement resolving asbestos-related, successor liability and fraudulent transfer claims against Sealed Air and Cryovac, as further described below (the “Sealed Air Settlement”).  The value of the Sealed Air Settlement changes daily with the accrual of interest and the trading value of Sealed Air common stock. The Sealed Air Settlement has been approved by the Bankruptcy Court, but remains subject to the fulfillment of specified conditions.

Each of the Plans and the PI Settlement contemplate that a trust would be established under Section 524(g) of the Bankruptcy Code (the “Asbestos Trust”) to which asbestos-related personal injury claims would be channeled for resolution.

The Debtors Plan and the PI Plan are designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined respectively, therein.  However, it is possible that neither of the Plans, nor any plan that may be filed as contemplated by the PI Settlement, will be approved by the Bankruptcy Court.  If a new joint plan of reorganization reflecting the PI Settlement is not filed with the Bankruptcy Court, the Debtors would expect to resume the estimation trial, that was suspended in April due to the PI Settlement, to determine the amount of its asbestos-related liabilities.  Therefore, until an ultimate plan of reorganization is confirmed, the interests of the holders of Company common stock remain subject to substantial dilution or cancellation, and the value of asbestos claims and non-asbestos claims could be materially different from that reflected in Grace’s balance sheet.  The value of Company common stock and the extent of any recovery by non-asbestos-related creditors will depend principally on the amount of Grace’s asbestos-related liability under a confirmed plan of reorganization.

Debtors Plan of Reorganization - Under the terms of the Debtors Plan, claims will be satisfied under the Chapter 11 Cases as follows:

Asbestos-Related Claims and Costs

All pending and future asbestos-related claims would be channeled to the Asbestos Trust for resolution.  The Debtors Plan contemplates that the Bankruptcy Court will conduct hearings to determine, among other things, the amount that would need to be paid into the Asbestos Trust on the effective date of the Debtors Plan to satisfy Grace’s asbestos-related liabilities and trust administration costs and expenses over time.  The Asbestos Trust would utilize specified trust distribution procedures to satisfy the following allowed asbestos-related claims and costs:

•                  “PI-SE Claims” — Personal Injury-Symptomatic Eligible claims — in order to qualify for this class, claims would have to meet specified exposure and medical criteria and claimants would have to prove that their health is impaired due to meaningful exposure to asbestos-containing products formerly manufactured by Grace;

•                  “PI-AO Claims” — Personal Injury-Asymptomatic and Other claims — this class would contain all asbestos-related personal injury claims against Grace that did not meet the specific requirements to be PI-SE Claims, but did meet certain other specified exposure and medical criteria;

•                  “PD Claims” — Property Damage, including ZAI, claims — in order to qualify for this class, claimants would have to prove Grace liability for loss of property value or remediation costs related to products formerly manufactured by Grace that claimants allege contained asbestos; and

•                  Trust administration costs and legal expenses.

The claims arising from such proceedings would be subject to this classification process.

Asbestos personal injury claimants, including holders of both PI-SE Claims and PI-AO Claims, would have the option either to litigate their claims against the Asbestos Trust in federal court in Delaware or, if they meet specified eligibility criteria, accept a settlement amount based on the severity of their condition.  Holders of PD Claims would be required to present allowed claims to the Asbestos Trust or litigate their claims against the Asbestos Trust in federal court in Delaware.  The Debtors Plan provides that, as a condition precedent to confirmation, the maximum estimated aggregate funding amount for all asbestos-related liabilities (PI-SE Claims, PI-AO Claims and PD Claims) and trust administration costs and expenses as determined by the Bankruptcy Court cannot exceed $1,613 million, which Grace believes would fund over $2 billion in claims, costs and expenses over time.

PI-SE Claims, PD Claims and related trust administration costs and expenses would be funded with (1) cash and shares of Sealed Air common stock pursuant to the Sealed Air Settlement; and (2) Company common stock.  The number of shares of Company common stock required to satisfy these claims will depend on the price of Company common stock on the effective date of the Debtors Plan, liability measures approved by the Bankruptcy Court, and the value of the Sealed Air Settlement.

PI-AO Claims would be funded with warrants exercisable for that number of shares of Company common stock which, when added to the shares issued directly to the Asbestos Trust on the effective date of the Debtors Plan, would represent 50.1% of Grace’s voting securities. If the common stock issuable upon exercise of the warrants is insufficient to pay all PI-AO Claims (the liability for which is uncapped under the Debtors Plan), then Grace would pay any additional liabilities in cash.

The amounts to fund PI-SE Claims, PD Claims and trust administration costs and expenses would be capped at the amount determined by the Bankruptcy Court.  Amounts required to fund PI-AO Claims would not be capped, so if the amount funded in respect thereof later proved to be inadequate, Grace would be responsible for contributing additional funds into the Asbestos Trust to satisfy PI-AO Claims.  Because of the number and nature of the uncertainties involved, Grace is unable to determine the extent to which, if any, the liability for PI-AO Claims may exceed the amount funded into the Asbestos Trust in respect thereof.

Other Claims

All allowed administrative or priority claims would be paid 100% in cash and all general unsecured claims, other than those covered by the Asbestos Trust, would be paid 85% in cash and 15% in Company common stock. Grace estimates that claims with a recorded value of approximately $1,390 million, including interest accrued through March 31, 2008, would be satisfied in this manner at the effective date of the Debtors Plan. Grace would finance these payments with cash on hand, cash from Fresenius Medical Care Holdings, Inc. (“Fresenius”) paid in settlement of asbestos and other Grace-related claims as described below (the “Fresenius Settlement”), new Grace debt, and Company common stock.  Grace would satisfy other non-asbestos related liabilities and claims (primarily certain environmental, tax, pension and retirement medical obligations) as they become due and payable over time using cash flow from operations, insurance proceeds from policies and settlements covering asbestos-related liabilities, and new credit facilities. Proceeds from available product liability insurance applicable to asbestos-related claims would supplement operating cash flow to service new debt and liabilities not paid on the effective date of the Debtors Plan.

Effect on Company Common Stock

The Debtors Plan provides that Company common stock will remain outstanding at the effective date of the Debtors Plan, but that the interests of existing shareholders would be subject to dilution by additional shares of common stock issued under the Debtors Plan. In addition, in order to preserve significant tax benefits from net operating loss carryforwards (“NOLs”) and certain future deductions, which are subject to elimination or limitation in the event of a change in control (as defined by the Internal Revenue Code) of Grace, the Debtors Plan places restrictions on the purchase of Company common stock. The restrictions would prohibit (without the consent of Grace), for a period of three years after the effective date of the Debtors Plan, a person or entity from acquiring more than 4.75% of the outstanding Company common stock or, for those persons already holding more than 4.75%, prohibit them from increasing or decreasing their holdings. The Bankruptcy Court has approved the trading restrictions described above, excluding the restriction on sales, until the effective date of the Debtors Plan.

The PI and PD Committees and the FCR have challenged the confirmability of the Debtors Plan, arguing that the Debtors Plan impairs the rights of asbestos creditors and impermissibly denies them voting rights, and have asserted that Grace’s asbestos-related liabilities exceed the fair value of Grace’s assets.

PI Committee and FCR Plan of Reorganization - Under the terms of the PI Plan, all pending and future asbestos-related personal injury claims and demands (“PI Claims”) would be channeled to the Asbestos Trust for resolution.  The PI Plan contemplates that the Bankruptcy Court would determine, among other things, an estimate of the value of all PI Claims.  The PI Plan assumes that:  cash would be available from insurers; cash would be available from Fresenius pursuant to the Fresenius Settlement; and cash and shares of Sealed Air common stock would be available from Cryovac pursuant to the Sealed Air Settlement.  As a condition precedent to the PI Plan, the Bankruptcy Court must determine that the estimated value of all PI Claims, excluding to the extent applicable, post-petition interest, is not less than $4 billion.  If the amount available for distribution pursuant to the PI Plan is more than the principal amount of creditors’ claims, creditors entitled to post-petition interest would be paid such interest in the form of Company equity securities and any remaining value would be available to current Company shareholders in the form of new Company equity securities.

Under the terms of the PI Plan, claims would be satisfied under the Chapter 11 Cases as follows:

Asbestos-Related Personal Injury Claims and Costs (PI Claims)

All pending and future PI Claims would be channeled to the Asbestos Trust for resolution.  The PI Plan provides that claims arising from such proceedings would be subject to specified trust distribution procedures, which have not been filed with the Bankruptcy Court.

In order to satisfy allowed PI Claims and the related trust administration costs and expenses, on the effective date of the PI Plan, the Asbestos Trust would be funded with:  (1) cash; (2) cash and shares of Sealed Air common stock pursuant to the Sealed Air Settlement; (3) personal injury liability insurance, unless it is valued at more than $500 million, in which case it would remain with Grace; and (4) Company equity securities.  The value of Company equity securities contributed to the Asbestos Trust would depend on the enterprise value of Grace, the value of Grace’s personal injury liability insurance and the value of the Sealed Air Settlement.

Asbestos-Related Property Damage Claims excluding ZAI (non-ZAI PD Claims)

Settled asbestos-related property damage claims excluding ZAI (“non-ZAI PD Claims”) would be paid in a combination of cash and Company equity securities on the effective date of the PI Plan.  On the effective date of the PI Plan, Grace would establish a reserve consisting of cash and Company equity securities with a value equal to the estimated amount of unresolved non-ZAI PD Claims.  Unresolved non-ZAI PD Claims would remain in the mediation and litigation process and would be paid in cash and Company equity securities from the reserve.  If the reserve did not have sufficient assets to pay all unresolved non-ZAI PD Claims once the amounts were determined, Grace would be liable to pay any amounts not funded from the reserve.

ZAI Claims

ZAI claims would remain in the litigation process and would be paid by Grace, if required.

Certain Environmental Claims

Certain allowed environmental claims would be paid in cash and Company equity securities on the effective date of the PI Plan.  On the effective date of the PI Plan, Grace would establish a reserve consisting of cash and Company equity securities with a value equal to the estimated amount of unresolved environmental claims.  Unresolved environmental claims would be determined by the Bankruptcy Court and would be paid in cash and Company equity securities from the reserve.  If the reserve did not have sufficient assets to pay all unresolved environmental claims once the amounts were determined, Grace would be liable to pay any amounts not funded from the reserve.

Other Claims

All allowed administrative or priority claims would be paid in cash (either on the effective date of the PI Plan or as they become due and payable over time).  General unsecured claims, other than those covered by the Asbestos Trust, would be paid in cash (either on the effective date of the PI Plan or as they become due and payable over time) and Company equity securities.  Certain environmental and general unsecured claims would be reinstated and the holders of such claims would retain all legal and other rights to which they are entitled under such claims.  Other non-asbestos-related liabilities and claims (primarily certain tax claims and employee-related claims such as pension and retirement medical obligations) would be paid in cash as they become due and payable over time.

Effect on Company Common Stock

Outstanding Company common stock would be cancelled at the effective date of the PI Plan.

PI Settlement - Under the terms of the PI Settlement, the Debtors, the PI Committee, the FCR, and the Equity Committee would file a joint plan of reorganization.  Under this plan, all present and future PI Claims would be channeled to the Asbestos Trust for resolution.

The Asbestos Trust would be funded with

•                  $250 million in cash;

•                  a warrant to acquire 10 million shares of Company common stock at an exercise price of $17.00 per share, expiring one year from the effective date of a plan of reorganization;

•                  all of the Debtors’ insurance policies and proceeds, including interest, received after the date of the PI Settlement, that are available for payment of PI Claims;

•                  cash and shares of Sealed Air common stock to be paid to the Asbestos Trust by Cryovac, Inc. pursuant to the Sealed Air Settlement;

•                  the proceeds of the payment received by Grace pursuant to the Fresenius Settlement; and

•                  deferred payments by Grace-Conn. of $110 million per year for five years beginning in 2019, and $100 million per year for 10 years beginning in 2024, that would be subordinate to any bank debt or bonds outstanding, guaranteed by the Company and secured by the Company’s obligation to issue 50.1% of its outstanding common stock to the Asbestos Trust in the event of default.

Under the terms of the PI Settlement, claims would be satisfied under the Chapter 11 Cases as follows:

Asbestos-Related Personal Injury Claims (PI Claims)

All pending and future PI Claims would be channeled to the Asbestos Trust for resolution.  The Asbestos Trust would pay claims from trust assets in accordance with a trust agreement and trust distribution procedures established by the PI Committee and the FCR, subject to the approval of the Bankruptcy Court.

Asbestos-Related Property Damage Claims, excluding ZAI (non-ZAI PD Claims)

Settled non-ZAI PD Claims would be paid in cash on the effective date of a plan of reorganization.  A plan of reorganization would set forth procedures for the allowance or disallowance of all non-ZAI PD Claims that are disputed as of the effective date of the plan.

ZAI Claims

The PI Settlement contemplates that the Bankruptcy Court would estimate the value of all ZAI claims prior to or in connection with the confirmation of a plan of reorganization.  ZAI claims would be paid up to the amount of the estimate in cash.

Other Claims

All allowed administrative or priority claims would be paid in cash.  Secured claims would be paid in cash or by reinstatement.  Allowed general unsecured claims would be paid in cash, including any post-petition interest as follows:  (i) for holders of pre-petition bank credit facilities, post-petition interest at the rate of 6.09% from the Filing Date through December 31, 2005 and thereafter at floating prime, in each case compounded quarterly; and (ii) for all other unsecured claims that are not subject to a settlement agreement providing otherwise, interest at 4.19%, compounded annually, or if pursuant to an existing contract, interest at the non-default contract rate.  The general unsecured creditors holding pre-petition bank credit facilities have requested post-petition interest greater than that reflected above that, if paid, could be material.  Unsecured employee-related claims such as pension, retirement medical obligations and workers compensation claims, would be reinstated.

Effect on Company common stock

The PI Settlement assumes that Company common stock will remain outstanding at the effective date of a plan of reorganization, but that the interests of existing shareholders would be subject to dilution by additional shares of Company common stock issued under the warrant or in the event of default in respect of the deferred payments by Grace-Conn. under the Company’s security obligation.

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

The Debtors have analyzed the claims filed pursuant to the March 31, 2003 bar date and have found that many are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of March 31, 2008, of the approximately 4,035 asbestos property damage claims filed, 275 claims have been resolved, approximately 3,570 claims have been expunged or withdrawn by claimants, leaving approximately 190 claims to be addressed through the property damage case management order approved by the Bankruptcy Court.  As of March 31, 2008, of the approximately 3,265 non-asbestos claims filed, approximately 1,850 have been expunged or withdrawn by claimants, approximately 1,145 have been resolved, and an additional approximately 270 claims are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.

Grace believes that its recorded liabilities for claims subject to the March 31, 2003 bar date represent a reasonable estimate of the ultimate allowable amount for claims that are not in dispute or have been submitted with sufficient information to both evaluate the merit and estimate the value of the claim. The asbestos-related claims are considered as part of Grace’s overall asbestos liability and are being accounted for in accordance with the conditions precedent under the Debtors Plan, as described in “Accounting Impact” below. Grace expects to adjust its recorded asbestos-related liability as necessary:  to reflect rulings made by the Bankruptcy Court; when a new joint plan of reorganization is filed to reflect the terms of the PI Settlement; and when significant uncertainties have been resolved.  Such adjustments may be material to Grace’s consolidated financial position and results of operations.

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

On November 29, 2002, Sealed Air (and Cryovac) and Fresenius each announced that they had reached agreements in principle with the PI and PD Committees to settle asbestos, successor liability and fraudulent transfer claims related to such transactions (the “litigation settlement agreements”). Under the terms of the Fresenius Settlement, subject to the fulfillment of certain conditions, Fresenius would pay $115.0 million to the Debtors’ estate as directed by the Bankruptcy

Court upon confirmation of the Debtors’ plan of reorganization. In July 2003, the Fresenius Settlement was approved by the Bankruptcy Court. Under the terms of the Sealed Air Settlement, subject to the fulfillment of certain conditions, Cryovac would make a payment of $512.5 million (plus interest at 5.5% compounded annually, commencing on December 21, 2002) and nine million shares (now 18 million shares to reflect a two-for-one stock split) of Sealed Air common stock (collectively valued at $1,134.4 million as of March 31, 2008), as directed by the Bankruptcy Court upon confirmation of a plan of reorganization. In June 2005, the Sealed Air Settlement was approved by the Bankruptcy Court.

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

Pursuant to SOP 90-7, Grace’s pre-petition and future liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of March 31, 2008, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation, and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.  Grace presents reorganization items as “Chapter 11 expenses, net of interest income,” a separate caption in its Consolidated Statements of Operations.

Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the litigation settlements with Sealed Air and Fresenius, as such agreements are subject to conditions, which, although expected to be met, have not been satisfied and confirmed by the Bankruptcy Court. The value available under these litigation settlement agreements as measured at March 31, 2008, was $1,249.4 million comprised of $115.0 million in cash from Fresenius and $1,134.4 million in cash and stock from Cryovac. Payments under the Sealed Air Settlement will be made directly to the Asbestos Trust by Cryovac.

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

Components of liabilities subject to compromise are as follows:

	March 31, 2008	December 31, 2007
(In millions)
Pre-petition bank debt plus accrued interest	$795.1	$783.0
Drawn letters of credit plus accrued interest	27.1	26.9
Asbestos-related contingencies	1,700.0	1,700.0
Income taxes(1)	86.3	89.3
Environmental contingencies	373.2	368.6
Postretirement benefits other than pension	82.7	84.0
Unfunded special pension arrangements	99.8	100.8
Retained obligations of divested businesses	31.0	30.9
Accounts payable	31.7	31.7
Other accrued liabilities	76.5	74.4
Reclassification to current liabilities(2)	(12.3)	(12.1)
Total Liabilities Subject to Compromise	$3,291.1	$3,277.5

(1)              Amounts as of March 31, 2008 and December 31, 2007 are net of expected refunds of $77.7 million and $76.4 million, respectively.

(2)              As of March 31, 2008 and December 31, 2007, approximately $12.3 million and $12.1 million, respectively, of certain pension and postretirement benefit obligations subject to compromise have been presented in other current liabilities in the Consolidated Balance Sheet in accordance with SFAS No. 158.

Note that the unfunded special pension arrangements reflected above exclude non-U.S. pension plans and qualified U.S. pension plans that became underfunded subsequent to the Filing. Contributions to qualified U.S. pension plans are subject to Bankruptcy Court approval.

Change in Liabilities Subject to Compromise

The following table is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through March 31, 2008.

Cumulative Since Filing
(In millions)
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Resolution of contingencies subject to Chapter 11	(130.0)
Other court orders including employee wages and benefits, sales and use tax, and customer programs	(357.5)
Expense/(income) items:
Interest on pre-petition liabilities	360.1
Employee-related accruals	60.7
Provision for asbestos-related contingencies	744.8
Provision for environmental contingencies	318.5
Provision for income tax contingencies	(18.7)
Balance sheet reclassifications	(38.0)
Balance, end of period	$3,291.1

Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court’s allowance of contingent or disputed claims.

For the holders of pre-petition bank credit facilities, beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rates for the quarters ended March 31, 2008 and 2007 were 6.22% and 8.25%, respectively.  From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly.  The holders of pre-petition bank credit facilities have requested post-petition interest greater than that reflected in the rates specified above that, if paid, could be material.

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

Chapter 11 Expenses

	Three Months Ended March 31,
	2008	2007
(In millions)
Legal and financial advisory fees	$18.7	$20.1
Interest income	(0.3)	(2.3)
Chapter 11 expenses, net	$18.4	$17.8

Pursuant to SOP 90-7, interest income earned on the Debtors’ cash balances must be offset against Chapter 11 expenses. In the first quarter of 2008, interest income was reduced by a $1.2 million charge related to the change in fair value of investment securities held by the Debtors.

Condensed Financial Information of the Debtors

W. R. Grace & Co. – Chapter 11 Filing Entities

Debtor-in-Possession

Statements of Operations

	Three Months Ended March 31,
	2008	2007
(In millions) (unaudited)
Net sales, including intercompany	$376.4	$354.5
Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	282.4	259.2
Selling, general and administrative expenses, exclusive of defined benefit pension expense shown separately below	71.4	73.0
Research and development expenses	12.1	11.1
Depreciation and amortization	14.6	13.6
Defined benefit pension expense	9.6	9.1
Interest expense and related financing costs	14.9	19.3
Other (income) expense, net	(34.0)	(12.0)
Provision for environmental remediation	5.9	—
Chapter 11 expenses, net of interest income	18.4	17.7
	395.3	391.0
Loss before income taxes and equity in net income of non-filing entities	(18.9)	(36.5)
Benefit from (provision for) income taxes	(0.4)	3.4
Loss before equity in net income of non-filing entities	(19.3)	(33.1)
Equity in net income of non-filing entities	32.9	37.9
Net income	$13.6	$4.8

W. R. Grace & Co. – Chapter 11 Filing Entities

Debtor-in-Possession

Condensed Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
(In millions) (unaudited)
Operating Activities
Net income	$13.6	$4.8
Reconciliation to net cash used for operating activities:
Chapter 11 expenses, net of interest income	18.4	17.7
(Benefit from) provision for income taxes	0.4	(3.4)
Equity in net income of non-filing entities	(32.9)	(37.9)
Depreciation and amortization	14.6	13.6
Interest on pre-petition liabilities subject to compromise	14.3	19.1
Provision for environmental remediation	5.9	—
Other non-cash items, net	(2.7)	(2.2)
Contributions to defined benefit pension plans	(16.1)	(17.5)
Cash paid to resolve contingencies subject to Chapter 11	—	(10.3)
Chapter 11 expenses paid	(14.0)	(18.2)
Changes in other assets and liabilities, excluding the effect of businesses acquired/divested	(76.6)	(58.9)
Net cash used for operating activities	(75.1)	(93.2)
Investing Activities
Capital expenditures	(16.3)	(15.9)
Loan repayments and other	56.0	59.2
Net cash provided by investing activities	39.7	43.3
Net cash provided by financing activities	8.2	13.5
Net decrease in cash and cash equivalents	(27.2)	(36.4)
Cash and cash equivalents, beginning of period	206.8	233.8
Cash and cash equivalents, end of period	$179.6	$197.4

W. R. Grace & Co. – Chapter 11 Filing Entities

Debtor-in-Possession

Balance Sheets

	March 31, 2008	December 31, 2007
(In millions) (unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$179.6	$206.8
Investment securities	64.0	98.3
Cash value of life insurance policies, net of policy loans	78.2	77.1
Trade accounts receivable, net	112.3	108.3
Receivables from non-filing entities, net	108.4	103.2
Inventories	96.1	82.6
Other current assets	51.9	47.1
Total Current Assets	690.5	723.4
Properties and equipment, net	403.2	403.8
Cash value of life insurance policies, net of policy loans	3.9	3.9
Deferred income taxes	754.5	745.7
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	542.3	524.2
Investment in non-filing entities	446.1	395.4
Overfunded defined benefit pension plans	1.1	1.5
Other assets	77.7	77.7
Total Assets	$3,419.3	$3,375.6

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities	$190.4	$224.0
Minority interest in consolidated entities	63.5	62.1
Underfunded defined benefit pension plans	182.4	159.6
Other liabilities	48.6	39.0
Total Liabilities Not Subject to Compromise	484.9	484.7
Liabilities Subject to Compromise	3,291.1	3,277.5
Total Liabilities	3,776.0	3,762.2
Shareholders’ Equity (Deficit)	(356.7)	(386.6)
Total Liabilities and Shareholders’ Equity (Deficit)	$3,419.3	$3,375.6

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

3.              Asbestos-Related Litigation

Grace is a defendant in property damage and personal injury lawsuits relating to previously-sold asbestos-containing products. As of the Filing Date, Grace was a defendant in 65,656 asbestos-related lawsuits, 17 involving claims for property damage (one of which has since been dismissed), and the remainder involving 129,191 claims for personal injury. Due to the Filing, holders of asbestos-related claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. The PI and PD Committees, representing the interests of property damage and personal injury claimants, respectively, and the FCR, representing the interests of future personal injury claimants, have been appointed in the Chapter 11 Cases. Grace’s obligations with respect to present and future claims will be determined through the Chapter 11 process.

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

Approximately 4,035 additional property damage claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Such claims were reviewed in detail by Grace, categorized into claims with sufficient information to be evaluated or claims that require additional information and, where sufficient information existed, the estimated cost of resolution was considered as part of Grace’s recorded asbestos-related liability. Approximately 200 claims did not contain sufficient information to permit an evaluation.  Grace objected to virtually all property damage claims on a number of different bases, including:  no authorization to file a claim; the claim was previously settled or adjudicated; no or insufficient documentation; failure to identify a Grace product; expiration of the applicable statute of limitations and/or statute of repose, and/or laches; and a defense that the product in place is not hazardous. As of March 31, 2008, following the reclassification, withdrawal or expungement of claims, approximately 460 property damage claims remain outstanding.  The Bankruptcy Court has approved settlement agreements covering approximately 275 property damage claims for an aggregate allowed amount of $82 million.

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

Based on Grace’s investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that the product was and continues to be safe for its intended purpose and poses little or no threat to human health. The plaintiffs in the ZAI lawsuits (and the U.S. government in the Montana criminal proceeding described in Note 13) dispute Grace’s position on the safety of ZAI. On October 18, 2004, the Bankruptcy Court held a hearing on motions filed by the parties to address a number of important legal and factual issues regarding the ZAI claims.  On December 14, 2006, the Bankruptcy Court issued an opinion and order holding that, although ZAI is contaminated with asbestos and can release asbestos fibers when disturbed, there is no unreasonable risk of harm from ZAI.  The ZAI claimants sought an interlocutory appeal of the opinion and order with the District Court in Delaware but that request was denied. The ZAI claimants have indicated they still intend to appeal such opinion and order when it becomes a final order.  The Debtors have asked the Bankruptcy Court to establish a bar date for ZAI claims and approve a related notice program that would require persons with a ZAI claim to submit individual proofs of claim.  At the same time, the ZAI Claimants have asked the Bankruptcy Court for various forms of relief: (1) to take such actions as would finalize the December 14 order and permit an appeal to be taken; (2) to allow the ZAI claims to return to the state court tort system; (3) to appoint an expert to estimate the number of homes containing ZAI; and (4) to certify a class claim on behalf of Washington state residents. These motions are scheduled to be argued at a hearing on June 2, 2008.  Grace’s recorded asbestos-related liability at March 31, 2008 assumes the risk of loss from ZAI litigation is not probable.  If Grace’s view as to risk of loss is not sustained, Grace believes the cost to resolve the matter would be material.

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

Cumulatively through the Filing Date, 16,354 asbestos personal injury lawsuits involving approximately 35,720 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved) and approximately 55,489 lawsuits involving approximately 163,698 claims were disposed of (through settlements and judgments) for a total of $645.6 million.  As of the

Filing Date, 129,191 claims for personal injury were pending against Grace. Grace believes that a substantial number of additional personal injury claims would have been received between the Filing Date and March 31, 2008 had such claims not been stayed by the Bankruptcy Court.

The Bankruptcy Court has entered separate case management orders for estimating liability for pending and future personal injury claims and adjudicating pending property damage claims, excluding ZAI claims.  A trial for estimating liability for personal injury claims began in January 2008 but was suspended in April 2008 as a result of the PI Settlement.

Asbestos-Related Liability – The total recorded asbestos-related liability as of March 31, 2008 and December 31, 2007 was $1,700 million and is included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheets.  Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on the filing of the Debtors Plan as discussed in Note 2. The amount recorded at March 31, 2008 and December 31, 2007 includes the $1,613 million maximum amount reflected as a condition precedent to the Debtors Plan and $87 million related to pre-Chapter 11 contractual settlements and judgments included in general unsecured claims.

Pursuant to the Debtors Plan, Grace requested that the Bankruptcy Court determine the aggregate dollar amount, on a net present value basis, that must be funded on the effective date of the Debtors Plan into the Asbestos Trust (established under Section 524(g) of the Bankruptcy Code) to pay all asbestos-related personal injury and property damage claims (including ZAI) entitled to payment under the Debtors Plan and related trust administration costs and expenses on the later of the effective date of the Debtors Plan or when allowed (the “Funding Amount”). It is a condition to confirmation of the Debtors Plan that the Bankruptcy Court shall conclude that the Funding Amount is not greater than $1,613 million. This amount, which should be sufficient to fund over $2 billion in pending and future claims, was based in part on Grace’s 2004 evaluation of (1) existing but unresolved personal injury and property damage claims, (2) actuarially-based estimates of future personal injury claims, (3) the risk of loss from ZAI litigation, (4) proposed claim payments reflected in the Debtors Plan, and (5) the cost of trust administration and litigation.  Based upon these and other factors, Grace is prepared to settle its asbestos-related claims at this amount as part of a consensual plan of reorganization.  As part of the estimation and litigation process, if it continues, the amounts proposed to or adopted by the Bankruptcy Court may be materially different than this amount.

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

Grace has catalogued and analyzed the information furnished with the proofs of claim and questionnaires. This information and other information, including Grace’s claims and settlement history, the experience of other defendants in asbestos-related litigation, and post-petition developments in asbestos-related litigation generally, have been analyzed and reviewed by experts; and Grace, the PI Committee and the FCR have submitted expert reports that each party has relied upon to support its respective estimate of Grace’s asbestos personal injury liability.  Copies of Grace’s and the PI Committee’s expert reports and portions of the FCR’s expert report are available through the Bankruptcy Court. These expert reports (since supplemented, rebutted and made the subject of discovery) are based on data, methodologies and assumptions that may or may not be accepted by the Bankruptcy Court.

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

Under the Debtors Plan, the Funding Amount would primarily be a function of the number of property damage and personal injury claims entitled to be paid, and the amount payable per claim. Through the estimation process, Grace would seek to demonstrate that most claims have no value because they fail to establish any material property damage, health impairment or significant occupational exposure to asbestos from Grace’s operations or products. If the Bankruptcy Court agreed with Grace’s position on the number of, and the amounts to be paid in respect of, allowed personal injury and property damage claims, then Grace believes that the Funding Amount could be less than $1,613 million. However, this outcome would be highly uncertain and would depend on a number of Bankruptcy Court rulings favorable to Grace’s position.

Conversely, the PI and PD Committees and the FCR have asserted that Grace’s asbestos-related liabilities are substantially higher than $1,613 million, and in fact are in excess of Grace’s business value.  If the Bankruptcy Court accepted the position of the PI and PD Committees and the FCR, then any plan of reorganization likely would result in the loss of all or substantially all equity value by current shareholders. Therefore, due to the significant uncertainties of the estimation process and asbestos litigation generally, Grace is not able to estimate a probable Funding Amount that would be accepted by the Bankruptcy Court.

However, as Grace is willing to proceed with confirmation of the Debtors Plan with a Funding Amount of up to $1,613 million (assuming that other conditions precedent to confirmation of the Debtors Plan are satisfied, including the availability of the payment from Cryovac directly to the Asbestos Trust under the Sealed Air Settlement described in Note 2), Grace’s recorded asbestos-related liability reflects the maximum amount allowed as a condition precedent under the Debtors Plan. This amount, plus $87 million for pre-Chapter 11 contractual settlements and judgments, brings the total recorded asbestos-related liability as of March 31, 2008 and December 31, 2007 to $1,700 million. Any differences between the Debtors Plan as filed and the plan ultimately confirmed by the Bankruptcy Court could fundamentally change the accounting measurement of Grace’s asbestos-related liability and that change could be material.

On April 6, 2008, the Debtors reached an agreement in principle, the PI Settlement, with the PI Committee, the FCR, and the Equity Committee that would settle all present and future asbestos-related personal injury claims.  As discussed in Note 2, the PI Settlement contemplates that the Debtors, the PI Committee, the FCR and the Equity Committee would file a new joint plan of reorganization with the Bankruptcy Court reflecting the terms and conditions of the PI Settlement.  The drafting and negotiation of the joint plan and related documentation is in progress.  The committee representing general unsecured creditors and the PD Committee are not parties to the PI Settlement.  Neither the PI Settlement nor a joint plan of reorganization reflecting its terms has been filed with the Bankruptcy Court.

As a result of the PI Settlement, a trial for estimating liability for asbestos personal injury claims that began in January 2008 was suspended in April 2008.

Grace has not adjusted its accounting for asbestos-related liabilities and other liabilities subject to compromise as at March 31, 2008 because:

•                  the Debtors Plan remains the only plan filed by the Debtors with the Bankruptcy Court;

•                  while the PI Settlement broadly provides for a settlement of significant economic issues, such issues and other issues remain subject to additional negotiation among the parties thereto and significant documentation before a new joint plan of reorganization reflecting the PI Settlement may be filed with the Bankruptcy Court; and

•                  the estimated liability for certain property damage and general unsecured claims could change materially prior to the time a new joint plan of reorganization is filed or confirmed.

If a new joint plan of reorganization reflecting the PI Settlement is not filed with the Bankruptcy Court, Debtors would expect to resume the estimation trial, that was suspended in April due to the PI Settlement, to determine the amount of its asbestos-related liabilities.  Grace expects to adjust its recorded asbestos-related liability as necessary:

to reflect rulings made by the Bankruptcy Court; when a new joint plan of reorganization is filed to reflect the terms of the PI Settlement; and when significant uncertainties have been resolved.  Such adjustments may be material to Grace’s consolidated financial position and results of operations.

Insurance Rights – Grace holds insurance policies that provide coverage for 1962 to 1984 with respect to asbestos-related lawsuits and claims.  For the most part, coverage for years 1962 through 1972 has been exhausted, leaving coverage for years 1973 through 1985 available for pending and future asbestos claims.  Since 1985, insurance coverage for asbestos-related liabilities has not been commercially available to Grace.  As discussed in Note 2, pursuant to the PI Settlement, insurance policies that provide coverage for asbestos personal injury claims and proceeds, including interest, received after the date of the PI Settlement, would be assigned to the Asbestos Trust.

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

Presently, Grace has no settlement agreements in place with insurers with respect to approximately $430 million of excess coverage.  Such policies are at layers of coverage that have not yet been triggered, but certain layers would be triggered if the Debtors Plan were approved at the recorded asbestos-related liability of $1,700 million. In estimating its ultimate insurance recovery, Grace has assumed that its unsettled excess coverage will be available on terms that are substantially similar to the existing settlement agreements described above.  Grace believes that any allowed ZAI claims (while not probable) also would be covered under the policies discussed above to the extent they relate to installations of ZAI occurring after July 1, 1973 but before June 30, 1985.

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

In November 2006, Grace entered into a settlement agreement with an underwriter of a portion of its excess insurance coverage. The insurer paid a settlement amount of $90 million directly to an escrow account for the benefit of the holders of claims for which Grace was provided coverage under the affected policies.  The escrow account balance at March 31, 2008 approximated $95.7 million, including interest earned on the account. Funds will be distributed from this account directly to claimants at the direction of the escrow agent pursuant to the terms of a confirmed plan of reorganization or as otherwise ordered by the Bankruptcy Court.  The settlement agreement provides that unless Grace confirms a plan of reorganization by December 31, 2008, at the option of the insurer, exercisable at any time prior to April 30, 2009, the escrow amount with interest must be returned to the insurer.  Grace will record the amount in the escrow account as an asset and reduce its asbestos insurance receivable balance if and when all contingencies for the release of such amount are satisfied.

As of March 31, 2008, including the settlement discussed above and after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements, there remains approximately $917 million of excess coverage from 54 presently solvent insurers.  Grace estimates that eligible claims would have to exceed $4 billion to access total coverage.  Grace further estimates that, assuming the resolution value of asbestos-related claims is equal to the recorded liability of $1,700 million (which should fund claim payments in excess of $2 billion), it should be entitled to approximately $500 million of insurance recovery, including the escrow described above.  This amount was determined by estimating the aggregate and per year payout for claims over time and applying the expected insurance recovery factor to such claims. However, the ultimate amount of insurance recovered on such claims will depend on a number of factors that will only be determined at the time claims are paid including: the nature of the claim (PI, PD or ZAI), the relevant exposure years, the timing of payment, the solvency of insurers and the legal status of policy rights. Accordingly, Grace’s recorded estimate of insurance recovery may differ materially from actual amounts received.

4.              Income Taxes

The amount of unrecognized tax benefits at March 31, 2008 was $177.5 million, a decrease of $0.3 million from December 31, 2007. If this amount were recognized, it would reduce Grace’s effective tax rate, except for the amount of $15.8 million related to alternative minimum tax credit (“AMTC”) carryforwards recorded as deferred tax assets that will not be available if Grace is successful in resolving certain issues.

During the three months ended March 31, 2008, Grace reduced its liability for uncertain tax positions by $0.5 million due to lapses in the statute of limitations related to assessments in certain taxing jurisdictions, net of increases for interest and other tax contingencies in certain jurisdictions.

Grace accrues potential interest and any associated penalties related to uncertain tax positions in “benefit from (provision for) income taxes” in the Consolidated Statements of Operations. The total amount of interest and penalties (on a gross basis) accrued on uncertain tax positions as of December 31, 2007 was $54.9 million out of the total amount of unrecognized tax benefits of $177.8 million. During the three months ended March 31, 2008, Grace accrued additional net interest and penalties of $1.0 million (exclusive of reductions of accrued interest resulting from lapses of statutes of limitations).

Grace files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. In many cases, Grace’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by major jurisdiction:

Tax Jurisdiction (1)	Examination in Progress	Examination Not Yet Initiated
United States (2)	1994-2006	2005-2007
Germany	1998-2001	2002-2007
United Kingdom	None	2002-2007
Singapore	None	2002-2007
France	2004-2006	2007
Italy	None	2003-2007

(1)    Includes federal as well as state, provincial or local jurisdictions, as applicable.

(2)    In the U.S., the IRS has completed examining tax years 2002-2004.  Tax years 1993-1996 and 1997-2001 have been examined and partially resolved and there are still pending issues in appeals or pending legal proceedings as described below.  The Federal examination of 2005-2007 has not yet been initiated.  Certain state tax examinations remain in progress relative to the years 1994-2006.

Based upon the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that there may be a material change to Grace’s aggregate recorded liabilities for uncertain tax positions in the next twelve months.  A decrease in recorded liabilities of $7 million to $8 million may arise as a result of settlement of the R&E credit issue described below.  However, the outcomes of other ongoing tax examinations remain uncertain, and it is possible that new issues will be raised by tax authorities, which may require an increase to the balance of unrecognized benefits.  An estimate of such increases cannot reasonably be made. The status of U.S. tax examinations is as follows:

•                  With respect to the 1993-1996 federal income tax audit, there is one issue outstanding related to $7.0 million of research and experimentation (“R&E”) credits on which the Internal Revenue Service (“IRS”) and Grace have reached a tentative settlement, which will result in an additional refund of approximately $4.5 million.  Grace anticipates filing a motion with the Bankruptcy Court in the near future seeking approval of the settlement.  Upon receiving Bankruptcy Court approval, the settlement will be submitted by the IRS to the Joint Committee on Taxation for final review and approval.

•                  With respect to the IRS examination of the 1997-2001 tax years, Grace has received revised examination reports from the IRS, which include the review of losses carried back to 1988-1989 (collectively, the “Examination Reports”) asserting, in the aggregate, approximately $32.5 million of net additional tax plus accrued interest.  The most significant issue addressed in the Examination Reports concerns the carryback of a specified liability loss from the 1998 tax period to the 1989 taxable year.  On March 22, 2007, Grace received a Notice of Deficiency with respect to the carryback of the specified liability loss and certain other issues.  On June 19, 2007, Grace filed a petition in the United States Tax Court to resolve the issues relating to the Notice of Deficiency.  On December 10, 2007, the Tax Court granted the parties’ motion to forward the case to the IRS Appeals Office for the purpose of conducting settlement negotiations.

•                  With respect to the years 2002-2004, the IRS completed its examination during the first quarter of 2008 and Grace has tentatively agreed to proposed adjustments that result in net tax expense of $1.5 million which has been provided for in Grace’s liability for uncertain tax positions.

Other Tax Matters

As of March 31, 2008, Grace had tax credit carryforwards of $71.1 million, consisting of $51.6 million of foreign tax credit carryforwards with expiration dates through 2017, $0.6 million of general business credit carryforwards with expiration dates through 2025 and $18.9 million of AMTC carryforwards with no expiration dates.  However, the $18.9 million of AMTC carryforwards includes $15.8 million, which will not be available if Grace is successful in resolving certain issues reflected as uncertain tax positions.

Grace has not yet recorded tax benefits of $14.4 million associated with stock option compensation that remained unrealized as of March 31, 2008.  When realized, the benefits will increase paid-in capital in our Consolidated Balance Sheet.

Grace anticipates generating U.S. net operating loss (“NOL”) carryforwards upon emergence from bankruptcy.  Because Grace did not pay a significant amount of U.S. taxes in prior years and/or has already received or applied for tax refunds from available NOL carryback years, it expects to carryforward most of its NOLs after emergence from bankruptcy. Under federal income tax law, a corporation is generally permitted to carryforward NOLs for a 20-year period for deduction against future taxable income. Grace’s ability to deduct NOL carryforwards could be significantly limited if it were to undergo an ownership change during, or as a result of, the Chapter 11 proceeding.  During the course of the bankruptcy proceeding, the Bankruptcy Court entered an order that places certain limitations on trading in Grace common stock or options convertible into Grace common stock.  Pursuant to these limitations, Grace intends to object to any purchase of Grace common stock or options that would potentially contribute to an ownership change.  However, Grace can provide no assurance that these limitations will prevent an ownership change or that its ability to utilize NOLs will not be significantly limited as a result of Grace’s reorganization.

5.              Other (Income) Expense, net

Components of other (income) expense, net are as follows:

	Three Months Ended March 31,
Other (Income) Expense, net	2008	2007
(In millions)
COLI income, net	$(1.1)	$(2.0)
Interest income	(1.1)	(2.1)
Net (gain) loss on sales of investments and disposals of assets	(1.6)	(0.2)
Currency translation – intercompany loans	(38.6)	(2.8)
Value of currency contracts	26.5	2.1
Other currency transaction effects	0.9	0.4
Cash received on previously written off receivable	—	(0.9)
Other miscellaneous income	(2.3)	(2.5)
Total other (income) expense, net	$(17.3)	$(8.0)

In November 2007, Grace executed an intercompany loan in the amount of €250 million between Grace’s principal U.S. operating subsidiary and a newly established German subsidiary as part of a legal restructuring.  In conjunction with the loan, Grace entered into a series of foreign currency forward contracts to attempt to minimize volatility from foreign currency movements on the loan amount.  The forward contracts are aligned with the payment schedule of the intercompany loan, which has annual principal and interest payments in November 2009 through November 2013.  In the first quarter of 2008, the Euro continued to strengthen against the U.S. dollar, which resulted in significant foreign currency translation gains from the revaluation of the intercompany loan.  The changes in fair values of the foreign currency forward contracts partially offset the translation gains.

6.              Fair Value Measurements

SFAS No. 157 defines fair value as the value that would be received at the measurement date in the principal or “most advantageous” market.  Grace utilizes principal market data, whenever available, to value assets and liabilities at fair value that are required to be reported at fair value.  SFAS No. 157 prescribes three valuation techniques that shall be used to measure fair value as follows:

1.               Market approach – uses prices or other relevant information generated by market transactions involving identical or comparable assets or liabilities.

2.               Income approach – uses valuation techniques to convert future amounts to a single present amount (discounted).

3.               Cost approach – the amount that currently would be required to replace the service capacity of an asset (i.e., current replacement cost).

One or a combination of the approaches above can be used to calculate fair value, whichever results in the most representative fair value.

In addition to the three valuation techniques, SFAS No. 157 prescribes a fair value hierarchy in order to increase consistency and comparability in fair value measurements and related disclosures.  The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

Level 1 Inputs - quoted prices in active markets for identical assets or liabilities.  A quoted price in an active market provides the most reliable evidence of fair value.

Level 2 Inputs - inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

Level 3 Inputs - unobservable inputs for the asset or liability, which should reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by SFAS No. 157:

Investment Securities

Investment securities consist of direct or indirect investments in debt securities. Prior to the fourth quarter of 2007, Grace’s investment in the Columbia Strategic Cash Fund was classified in cash and cash equivalents, as redemptions were available in cash.  In December 2007, the fund began an orderly liquidation that is expected to continue through 2009 and restricted redemptions to an in-kind distribution of securities held by the fund. In the first quarter of 2008, $33.1 million of the fund balance was distributed in cash.  Grace has elected to remain in the fund and to value the fund based on the underlying securities as determined by the fund principals.  The valuation of the fund was determined using a market approach, which consisted of matrix pricing techniques based on widely available market data and comparables.  The strategic cash investment fund was valued at $64.0 million and $98.3 million at March 31, 2008 and December 31, 2007, respectively.

Grace recorded a decrease in fair value of $1.2 million in the first quarter of 2008 due to continued unfavorable conditions in the credit markets.  The loss is recorded as an offset to interest income earned on the Columbia Strategic Cash Fund by the Debtors, which is netted against Chapter 11 expenses in the Consolidated Statements of Operations.  This loss was deemed to be other than temporary, and as such, was recorded in earnings.

Derivatives

From time to time, Grace enters into commodity derivatives such as forward contracts or option contracts directly with natural gas suppliers, and fixed-rate swaps with financial institutions to mitigate the risk of volatility of natural gas prices.  Under fixed-rate swaps, Grace locks in a fixed rate with a financial institution for future natural gas purchases, purchases its natural gas from a supplier at the prevailing market rate, and then settles with the bank for any difference in the rates, thereby “swapping” a variable rate for a fixed rate.

In 2007 and 2008, Grace utilized fixed-rate swaps to mitigate the risk of natural gas price volatility.  The valuation of Grace’s fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange.

As part of its risk management program, Grace enters into foreign currency exchange rate forward and/or option contracts to mitigate the effects of exchange rate fluctuations.  Grace also utilizes foreign currency forward exchange rate and/or option contracts from time to time to hedge the value of its net investment in certain foreign entities.  The valuation of Grace’s foreign currency exchange rate forward contracts was determined using both a market approach and an income approach.  Inputs used to value foreign currency exchange rate forward contracts consist of (1) spot rates, which are quoted by various financial institutions, (2) forward points, which are affected by changes in interest rates on Euro and $U.S. deposits, and (3) discount rates used to present value future cash flows, which are based on the London Interbank Offered Rate (LIBOR) curve.

The following table presents the fair value hierarchy for non-financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Fair Value Measurements at March 31, 2008 Using
Items Measured at Fair Value on a Recurring Basis	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Assets
Available-for-sale securities	$64.0	$—	$64.0	$—
Commodity derivatives	2.6	—	2.6	—
Total Assets	$66.6	$—	$66.6	$—
Liabilities
Currency derivatives	$32.1	$—	$32.1	$—
Total Liabilities	$32.1	$—	$32.1	$—

7.              Other Balance Sheet Accounts

	March 31, 2008	December 31, 2007
(In millions)
Inventories (1)
Raw materials	$109.5	$76.3
In process	51.1	44.7
Finished products	239.6	207.1
General merchandise	42.0	38.2
Less: Adjustment of certain inventories to a LIFO basis(2)	(70.3)	(62.8)
	$371.9	$303.5
Other Assets
Deferred charges	$39.2	$40.9
Long-term receivables, less allowances of $0.0 (2007 - $0.0)	1.3	1.3
Patents, licenses and other intangible assets, net	82.8	82.2
Investments in unconsolidated affiliates and other	17.3	12.2
	$140.6	$136.6
Other Current Liabilities
Accrued compensation	$72.3	$97.2
Customer volume rebates	29.6	44.1
Accrued commissions	8.9	11.6
Accrued reorganization fees	31.9	27.5
Income tax payable	34.9	30.4
Deferred tax liability	9.6	8.8
Other accrued liabilities	103.3	105.5
	$290.5	$325.1
Other Liabilities
Long-term self insurance reserve	$8.0	$8.0
Retained obligations of divested businesses	5.3	5.3
Long-term incentive compensation	7.0	13.8
Other accrued liabilities	35.5	19.1
	$55.8	$46.2

(1)      Inventories valued at LIFO cost comprised 47.5% of total inventories at March 31, 2008  and 47.0% at December 31, 2007.

(2)      During the three months ended March 31, 2008, a reduction in U.S. LIFO inventory levels resulted in costs pertaining to prior periods being reflected in cost of sales for the first quarter of 2008.  This had the effect of increasing pre-tax income by $0.7 million compared with current cost.

Accrued compensation in the table above includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

8.              Life Insurance

Grace is the beneficiary of corporate-owned life insurance (“COLI”) policies on certain current and former employees with a net cash surrender value of $82.1 million and $81.0 million at March 31, 2008 and December 31, 2007, respectively. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years.

The following tables summarize activity in these policies for the three months ended March 31, 2008 and 2007, and the components of net cash value at March 31, 2008 and December 31, 2007:

	Three Months Ended March 31,
Life Insurance – Activity Summary	2008	2007
(In millions)
Earnings on policy assets	$1.2	$1.9
Interest on policy loans	(0.1)	0.1
Policy loan repayments	—	—
Proceeds from termination of life insurance policies	—	—
Net investing activity	—	(0.2)
Change in net cash value	$1.1	$1.8
Tax-free proceeds received	$—	$—

Components of Net Cash Value	March 31, 2008	December 31, 2007
(In millions)
Gross cash value	$87.0	$85.8
Principal – policy loans	(4.7)	(4.7)
Accrued interest – policy loans	(0.2)	(0.1)
Total net cash value	82.1	81.0
Less: current portion	(78.2)	(77.1)
Net cash value – long-term	$3.9	$3.9
Insurance benefits in force	$142.1	$141.1

Grace’s financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

9.              Debt

Components of Debt	March 31, 2008	December 31, 2007
(In millions)
Debt payable within one year	$3.2	$4.7
Debt payable after one year
DIP facility	$—	$—
Other long-term borrowings	0.3	0.3
	$0.3	$0.3
Debt subject to compromise
Bank borrowings	$500.0	$500.0
Accrued interest on bank borrowings	295.1	283.0
Drawn letters of credit	23.6	23.6
Accrued interest on drawn letters of credit	3.5	3.3
	$822.2	$809.9
Full-year weighted average interest rates on total debt	6.2%	8.1%

The Debtors have entered into a debtor-in-possession post-petition loan and security agreement, or DIP facility, with a syndicate of lenders that, as amended effective April 1, 2008, provides for up to $165 million of revolving loans and face amount of letters of credit.  The DIP facility is secured by a priority lien on substantially all assets of the Debtors with the exclusion of the capital stock of non-U.S. subsidiaries, and bears interest based on LIBOR.  The term of the DIP facility ends on the earlier of April 1, 2010 or the Debtors’ emergence from Chapter 11.  The DIP facility permits the increase of commitments of existing lenders and/or commitments by new lenders up to an aggregate maximum of $250 million.

As of March 31, 2008 and December 31, 2007, the Debtors had no revolving loans and $61.4 million and $56.3 million, respectively, of standby letters of credit issued and outstanding under the DIP facility.  These letters of credit and other holdback provisions reduced the aggregate unused availability for revolving loans and letters of credit, as of the April 1, 2008 effective date of the amended DIP facility, to $103.6 million.  The letters of credit were issued mainly for trade-related matters such as performance bonds, as well as certain insurance and environmental matters.

10.             Shareholders’ Equity (Deficit)

Under its Certificate of Incorporation, the Company is authorized to issue 300,000,000 shares of common stock, $0.01 par value. Of the common stock unissued at March 31, 2008, 1,375,846 shares were reserved for issuance pursuant to stock options and other stock incentives. Since the Filing Date, Grace has not granted any stock options.  During the three months ended March 31, 2008 and 2007, 462,517 and 915,813 stock options were exercised for aggregate proceeds of $8.9 million and $14.2 million, respectively.

The Certificate of Incorporation also authorizes 53,000,000 shares of preferred stock, $0.01 par value, none of which has been issued.  Of the total, 3,000,000 shares have been designated as Series A Junior Participating Preferred Stock and are reserved for issuance in connection with the Company’s Preferred Stock Purchase Rights (“Rights”).  A Right trades together with each outstanding share of common stock and entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock under certain circumstances and subject to certain conditions.  The Rights are not and will not become exercisable unless and until certain events occur, and at no time will the Rights have any voting power.  The Rights agreement expires on March 30, 2018.

11.             Earnings Per Share

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended March 31,
Earnings Per Share	2008	2007
(In millions, except per share amounts)
Numerators
Net income	$13.6	$4.8
Denominators
Weighted average common shares – basic calculation	72.5	69.4
Dilutive effect of employee stock options	0.7	1.1
Weighted average common shares – diluted calculation	73.2	70.5
Basic earnings per share	$0.19	$0.07
Diluted earnings per share	$0.19	$0.07

There were no anti-dilutive options outstanding for the three months ended March 31, 2008 and 2007.

12.             Comprehensive Income (Loss)

The following tables present the pre-tax, tax and after-tax components of Grace’s other comprehensive income (loss) for the three months ended March 31, 2008 and 2007:

Three Months Ended March 31, 2008	Pre- Tax Amount	Tax Benefit/ (Expense)	After- Tax Amount
(In millions)
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(1.6)	$0.6	$(1.0)
Amortization of net deferred actuarial loss included in net periodic benefit cost	6.8	(2.4)	4.4
Other changes in funded status	(2.4)	2.3	(0.1)
Benefit plans, net	2.8	0.5	3.3
Foreign currency translation adjustments	1.9	—	1.9
Gain (loss) from hedging activities	3.5	(1.3)	2.2
Other comprehensive income (loss)	$8.2	$(0.8)	$7.4

Three Months Ended March 31, 2007	Pre- Tax Amount	Tax Benefit/ (Expense)	After- Tax Amount
(In millions)
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(1.7)	$0.6	$(1.1)
Amortization of net deferred actuarial loss included in net periodic benefit cost	6.7	(2.2)	4.5
Other changes in funded status	(5.5)	1.7	(3.8)
Benefit plans, net	(0.5)	0.1	(0.4)
Foreign currency translation adjustments	5.7	—	5.7
Gain (loss) from hedging activities	1.9	(0.8)	1.1
Other comprehensive income (loss)	$7.1	$(0.7)	$6.4

The following table presents the components of Grace’s accumulated other comprehensive income (loss) at March 31, 2008 and December 31, 2007:

Components of Accumulated Other Comprehensive Income (Loss)	March 31, 2008	December 31, 2007
(In millions)
Defined benefit pension and other postretirement plans:
Net prior service credit (net of tax)	$3.9	$4.9
Net deferred actuarial loss (net of tax)	(400.4)	(404.7)
Benefit plans, net	(396.5)	(399.8)
Foreign currency translation	52.1	50.2
Hedging activities, net of tax	1.7	(0.5)
Accumulated other comprehensive income (loss)	$(342.7)	$(350.1)

Accumulated other comprehensive income (loss) related to the defined benefit pension and other postretirement plans at March 31, 2008 and December 31, 2007, respectively, represents the accumulation of net actuarial losses of $400.4 million and $404.7 million as well as net prior service credits of $3.9 million and $4.9 million. These amounts are net of tax and are amortized as a component of net periodic benefit cost. For the three months ended March 31, 2008 and 2007, the pre-tax benefit recognized related to prior service credits was $1.6 million and $1.7 million, respectively, and the pre-tax expense recognized for amortization of accumulated actuarial losses was $6.8 million and $6.7 million, respectively.  In addition, $2.4 million and $5.5 million of pre-tax loss was recognized for changes in funded status during the three months ended March 31, 2008 and 2007, respectively.

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

See Note 6 for a discussion of hedging activities.

13.             Commitments and Contingent Liabilities

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

At March 31, 2008, Grace’s estimated liability for environmental investigative and remediation costs totaled $373.2 million, as compared with $368.6 million at December 31, 2007. The amount is based on funding and/or remediation agreements in place and Grace’s best estimate of its cost for sites not subject to a formal remediation plan. During the fourth quarter of 2007, Grace filed a motion with the Bankruptcy Court for approval of one of the largest of these remediation agreements, a multi-site settlement agreement that Grace has executed with the U.S. Government, on behalf of the Environmental Protection Agency (“EPA”) and other federal agencies.  This agreement addresses 38 sites for which the EPA has filed a claim against Grace.  Under this agreement, Grace would pay approximately $44 million to the U.S. Government and other parties in settlement of 35 of these outstanding claims.  In return, the U.S. Government would agree not to take action against Grace under the Comprehensive Environmental Response, Compensation, and Liability Act with respect to such sites.  Grace intends to separately fund or carry out remediation at the three remaining sites, including remediation relating to Grace’s former vermiculite mining and processing site in Libby, Montana discussed below.

Grace’s estimated environmental liabilities are included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheets.

Net cash expenditures charged against previously established reserves for the three months ended March 31, 2008 and 2007 were $1.3 million and $2.8 million, respectively.

Vermiculite Related Matters

EPA Cost Recovery Claim - As a result of a 2003 U.S. District Court ruling, Grace is required to reimburse the U.S. Government for $54.5 million (plus interest) in costs expended through December 2001, and for all appropriate future costs to complete asbestos-related remediation relating to Grace’s former vermiculite mining and processing activities in the Libby, Montana area.  These costs include cleaning and/or demolition of contaminated buildings, excavation and removal of contaminated soil, health screening of Libby residents and former mine workers, and investigation and monitoring costs.

Grace and the U.S. Department of Justice have agreed to settle the EPA’s cost recovery claims with respect to Libby for a payment by Grace of $250 million (including the $54.5 million referenced above), such payment to be made within 30 days of the Bankruptcy Court’s approval of the settlement agreement.  The settlement would cover all past and future remediation costs in the Libby area, except for those relating to the Grace-owned mine.  In return, the EPA would agree to take no action against Grace with respect to the Libby Asbestos

Superfund Site.  The settlement agreement is subject to approval of the Bankruptcy Court and a hearing on the matter is scheduled for June 2, 2008.

Grace’s total estimated liability for asbestos remediation related to its former vermiculite operations in Libby, including the cost of remediation at vermiculite processing sites outside of Libby, was $276.4 million and $270.8 million at March 31, 2008 and December 31, 2007, respectively, excluding interest.  The estimated obligation as of each date includes $250 million for the settlement of Libby remediation costs and does not include the cost to remediate the Grace-owned mine site at Libby.

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

In July 2006, the U.S. District Court for the District of Montana dismissed a portion of the conspiracy count of a superseding indictment alleging conspiracy to knowingly endanger residents of the Libby area and others in violation of the Clean Air Act.  In August 2006, the District Court granted a motion by the defendants to exclude as evidence sample results that included minerals that do not constitute asbestos under the Clean Air Act.  The Government appealed these and other rulings to the Ninth Circuit Court of Appeals.  In September 2007, the Ninth Circuit overturned the July 2006 and August 2006 District Court rulings. In December 2007, Grace’s petition for rehearing concerning these rulings was denied.  Grace appealed the Ninth Circuit’s ruling to the Supreme Court on April 14, 2008.  A trial date has not yet been scheduled.

The U.S. Bankruptcy Court previously granted Grace’s request to advance legal and defense costs to the employees involved in this case, subject to a reimbursement obligation if it is later determined that the employees did not meet the standards for indemnification set forth under the appropriate state corporate law. For the three months ended March 31, 2008 and 2007, total expense for Grace and the employees was $3.0 million and $2.5 million, respectively, which amounts are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.  Cumulative expenses to address this matter were $94.6 million through March 31, 2008.

Grace is unable to assess whether the indictment, or any conviction resulting therefrom, will have a material adverse effect on the results of operations or financial condition of Grace or affect Grace’s bankruptcy proceedings. While the appeal to the Supreme Court is pending, Grace expects legal fees for this matter to be approximately $3 million per quarter.  Grace intends to expense such costs as they are incurred.

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

In August 2007, the Bankruptcy Court denied the State of New Jersey’s motion for leave to file a late proof of claim in the amount of $31 million.  This ruling, which the State of New Jersey has appealed, does not affect the claims against the former employees, for which Grace would have an indemnification obligation.  On April 1, 2008, the Bankruptcy Court issued an opinion and order directing New Jersey to dismiss its lawsuit against Grace with prejudice.  New Jersey has appealed this decision.

Non-Vermiculite Related Matters

At March 31, 2008 and December 31, 2007, Grace’s estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $96.8 million and $97.8 million, respectively. This liability relates to Grace’s current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party.  Grace’s estimated liability is based upon an evaluation of claims for which sufficient information was available and the liabilities settled pursuant to the multi-site settlement agreement described above. As Grace receives new information, its estimated liability may change materially.

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

Financial Assurances – Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters.  At March 31 2008, Grace had gross financial assurances issued and outstanding of $283.7 million, comprised of

$138.7 million of surety bonds issued by various insurance companies, and $145.0 million of standby letters of credit and other financial assurances issued by various banks. As discussed in Note 9, $61.4 million of these financial assurances have been issued under the DIP facility.

In connection with a 1994 divestment, Grace obtained a letter of credit in the maximum amount of $25.0 million to secure scheduled payments on bonds issued to fund the transaction.  Amounts drawn under this letter of credit aggregated $4.2 million through March 31, 2008.  The last of the bonds matures in November 2016.  Because the primary source of bond payment funds is revenue from contracts under which timing and amounts of sales are variable, it is not possible to predict future draws.

No amounts have been accrued in the Consolidated Financial Statements related to Grace’s financial assurances.

Accounting for Contingencies – Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. generally accepted accounting principles. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace’s Chapter 11 proceedings. Accruals recorded for such contingencies have been included in “liabilities subject to compromise” in the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at March 31, 2008.

14.             Pension Plans and Other Postretirement Benefit Plans

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

At the December 31, 2007 measurement date for Grace’s defined benefit pension plans, the projected benefit obligation (“PBO”) was approximately $1,449 million as measured under U.S. generally accepted accounting principles.  The PBO basis reflects the present value (using a 6.25% discount rate for U.S. plans and a 5.81% weighted average discount rate for non-U.S. plans as of December 31, 2007) of vested and non-vested benefits earned from employee service to date, based upon current services and estimated future pay increases for active employees.

Beginning in 2007, on a quarterly basis, Grace analyzes pension assets and pension liabilities along with the resulting funded status, and updates its estimate of these measures.  Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes.

The assumed discount rate for pension plans reflects the market rates for high quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 6.25% as of December 31, 2007 was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. Based on review of an updated yield curve analysis as of March 31, 2008, Grace increased the discount rate for the U.S. qualified pension plans to 6.50% based on market rates at that time. Grace also evaluated the current discount rates for the pension plans in the United Kingdom, Germany and Canada, which combined represented approximately 90% of the benefit obligation of the non-U.S. pension plans as of December 31, 2007. Based on review of the yield curve analyses for these plans as of March 31, 2008, Grace increased the discount rate for the United Kingdom from 5.75% at December 31, 2007 to 6.75% at March

31, 2008, for Germany from 5.50% at December 31, 2007 to 6.00% at March 31, 2008, and for Canada from 5.50% at December 31, 2007 to 6.00% at March 31, 2008. The aggregate adjustment to the funded status resulting from the change in discount rates as of March 31, 2008 (including the postretirement plan) was an increase to total assets of approximately $32 million, and a decrease to total liabilities of approximately $38 million.  After tax effects, total assets increased by approximately $10 million, total liabilities decreased by approximately $38 million and shareholders’ equity increased by approximately $48 million.

At March 31, 2008, Grace’s recorded pension liability for underfunded and unfunded plans was $441.3 million ($192.9 million included in “underfunded defined benefit pension plans”, $140.8 million included in “unfunded pay-as-you-go defined benefit pension plans”, $13.0 million included in “other current liabilities”, and $94.6 million related to noncurrent supplemental pension benefits, included in “liabilities subject to compromise”). The recorded liability reflects 1) the shortfall between dedicated assets and the PBO of underfunded plans ($192.9 million); and 2) the PBO of unfunded pay-as-you-go plans ($248.4 million).

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

For 2008 measurement purposes, per capita costs, before retiree contributions, were assumed to initially increase at a rate of 8.5%.  The rate is assumed to decrease gradually to 5% through 2012 and remain at that level thereafter.  A one percentage point increase or decrease in assumed health care medical cost trend rates would not materially change Grace’s postretirement benefit obligations (impact of less than $1.0 million) and would have a negligible impact on the aggregate of the service and interest cost components of net periodic benefit cost.

The components of net periodic benefit cost (income) for Grace’s pension and postretirement plans for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008			2007
	Pension			Pension
Components of Net Periodic Benefit Cost (Income)	U.S.	Non- U.S.	Post- retirement	U.S.	Non- U.S.	Post- retirement
(In millions)
Service cost	$4.2	$2.2	$0.1	$4.2	$2.0	$0.1
Interest cost	15.6	5.9	1.3	14.4	5.0	1.1
Expected return on plan assets	(15.5)	(5.0)	—	(14.8)	(5.2)	—
Amortization of prior service cost (credit)	0.4	0.2	(2.2)	0.6	0.2	(2.5)
Amortization of net deferred actuarial loss	5.0	1.3	0.5	4.9	1.4	0.4
Net periodic benefit cost (income)	$9.7	$4.6	$(0.3)	$9.3	$3.4	$(0.9)

Plan Contributions and Funding – Subject to any required approval of the Bankruptcy Court, Grace intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  For ERISA purposes, funded status is calculated on a different basis than under U.S. generally accepted accounting principles.  Grace has obtained Bankruptcy Court approval to fund all minimum required payments under the U.S. qualified pension plans through April 2008.  In that regard, Grace contributed approximately $76 million in 2007, approximately $15 million in January 2008, and approximately $18 million in April 2008 to the trusts that hold assets of the U.S. qualified pension plans.  While Grace intends to continue to fund all minimum required payments under the U.S. qualified pension plans, there can be no assurance that the Bankruptcy Court will continue to approve these payments.

Contributions to non-U.S. pension plans are not subject to Bankruptcy Court approval and Grace intends to fund such plans based on applicable legal requirements, and actuarial and trustee recommendations.

Grace plans to pay benefits as they become due under virtually all pay-as-you-go plans and to maintain compliance with federal funding laws for its U.S. qualified pension plans.

15.             Operating Segment Information

Grace is a global producer of specialty chemicals and materials. It generates revenues from two operating segments: Grace Davison and Grace Construction Products.  Intersegment sales, eliminated in consolidation, are not material.

Grace’s reportable operating segments reflect the transfer of the packaging technologies product line to the Grace Davison operating segment, which was completed in the fourth quarter of 2007. The previous Grace Performance Chemicals operating segment has been renamed “Grace Construction Products” as a result of the transfer. Previously reported segment information contained herein has been retrospectively restated to reflect this realignment.

The following table presents information related to Grace’s operating segments for the three month periods ended March 31, 2008 and 2007, respectively. Only those corporate expenses directly related to the operating segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

	Three Months Ended March 31,
Operating Segment Data	2008	2007
(In millions)
Net Sales
Grace Davison	$497.1	$467.6
Grace Construction Products	262.1	248.0
Total	$759.2	$715.6
Pre-tax Operating Income
Grace Davison	$62.3	$54.4
Grace Construction Products	24.7	26.8
Corporate costs	(24.8)	(20.6)
Total	$62.2	$60.6

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

The following table presents information related to the geographic areas in which Grace operated for the three months ended March 31, 2008 and 2007, respectively. Sales are attributed to geographic areas based on customer location.

	Three Months Ended March 31,
Geographic Area Data	2008	2007
(In millions)
Net Sales
United States	$250.3	$245.8
Canada and Puerto Rico	23.3	20.9
Total North America	273.6	266.7
Europe Africa	324.0	295.0
Asia Pacific	112.2	110.6
Latin America	49.4	43.3
Total	$759.2	$715.6

The pre-tax operating income for Grace’s operating segments for the three months ended March 31, 2008 and 2007, respectively, is reconciled below to income before income taxes and minority interest presented in the accompanying Consolidated Statements of Operations.

	Three Months Ended March 31,
Reconciliation of Operating Segment Data to Financial Statements	2008	2007
(In millions)
Pre-tax operating income – core operations	$62.2	$60.6
Minority interest in consolidated entities	1.9	2.4
Chapter 11 expenses, net of interest income	(18.4)	(17.8)
Net gain (loss) on sales of investments and disposals of assets	1.6	0.2
Provision for environmental remediation	(5.9)	—
Interest expense and related financing costs	(15.1)	(19.4)
Other, net	4.8	(3.9)
Income before income taxes and minority interest	$31.1	$22.1

Minority interest pertains to several joint ventures that Grace consolidates, the largest of which is Advanced Refining Technologies LLC (“ART”), a joint venture between Grace and Chevron Products

Company, in which Grace has a 55% economic interest.

16.             Minority Interest in Consolidated Entities

Within both Grace Davison and Grace Construction Products, Grace conducts certain business activities in various countries through joint ventures with unaffiliated third parties, the financial results of which are included in Grace’s consolidated financial statements.  The following table presents summary financial statistics for Grace’s combined businesses subject to profit sharing:

	Three Months Ended March 31,
	2008	2007
(In millions)
Sales	$89.0	$95.3
Income before taxes	5.0	5.8
Net income	4.3	5.6
Minority interests in net income	1.9	2.4
Dividends paid to minority interests	$—	$11.8

	March 31, 2008	December 31, 2007
(In millions)
Cash	$68.6	$57.0
Other current assets	159.1	157.0
Total assets	248.3	233.1
Total liabilities	82.9	74.5
Shareholders’ equity	165.4	158.6
Minority interests in shareholders’ equity	$71.8	$70.8

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Summary for March 31, 2008

Following is a summary of key financial measures of our performance for the three months ended March 31, 2008 compared with the prior year period. Our reportable operating segments reflect the transfer of the packaging technologies product line to the Grace Davison operating segment, which was completed in the fourth quarter of 2007. The previous Grace Performance Chemicals operating segment has been renamed “Grace Construction Products” as a result of the transfer. All segment information contained herein has been retrospectively restated to reflect this realignment.

•                  Sales increased 6.1% from the prior year period, which included an increase of 6.3% for the Grace Davison operating segment and an increase of 5.7% for the Grace Construction Products operating segment.  Overall, sales were up 2.6% in North America, 9.8% in Europe Africa, 1.4% in Asia Pacific and 14.1% in Latin America.

•                  Net results for each period have been primarily affected by: the performance of our businesses – which is categorized as “core operations;” and the impact of legal contingencies and other nonoperating liabilities – which is categorized as “noncore activities.”

•                  Net income for the three months ended March 31, 2008 and 2007 was $13.6 million and $4.8 million, respectively.  The current year and prior year periods were negatively affected by Chapter 11 expenses, litigation, and other matters not related to core operations.

•                  Pre-tax income from core operations was $62.2 million compared with $60.6 million in the prior year quarter, a 2.6% increase.  Pre-tax operating income of the Grace Davison operating segment was $62.3 million compared with $54.4 million in the prior year quarter, up 14.5%.  Pre-tax operating income of Grace Construction Products was $24.7 million compared with $26.8 million for the prior year quarter, a 7.8% decrease. Corporate costs related to core operations were $24.8 million in the first quarter of 2008 compared with $20.6 million in the prior year quarter.

•                  The pre-tax loss from noncore activities was $0.6 million compared with a loss of $5.8 million in the prior year period.

•                  Operating cash outflows were $(47.7) million compared with $(49.0) million for the prior year period.

See the Analysis of Continuing Operations table, “Results of Operations” and “Operating Segment Overview” sections below for analyses of our operating results on a consolidated basis, as well as by operating segment.  See “Analysis of Cash Flows” below for further discussion of cash flows.

We are attempting to resolve noncore liabilities and contingencies through our Chapter 11 proceeding. Our noncore liabilities include asbestos-related litigation, environmental remediation, tax disputes and business litigation. Our operating statements include periodic adjustments to account for changes in estimates of such liabilities and developments in our Chapter 11 case. These liabilities and contingencies may result in continued volatility in net income in the future.

Description of Core Business

We are engaged in specialty chemicals and specialty materials businesses on a worldwide basis through two operating segments:

Grace Davison includes:

•                  Refining Technologies products, including:

•                  Fluid catalytic cracking, or FCC, catalysts, that help to “crack” the hydrocarbon chain in distilled crude oil to produce transportation fuels, such as gasoline and diesel fuels, and other petroleum-based products; and FCC additives used to reduce sulfur in gasoline, maximize propylene production from refinery FCC units, and reduce emissions of sulfur oxides, nitrogen oxides and carbon monoxide from refinery FCC units, and

•                  Hydroprocessing catalysts that are used in process reactors to upgrade heavy oils into lighter, more useful products by removing impurities such as nitrogen,

sulfur and heavy metals, allowing less expensive feedstocks to be used in the petroleum refining process;

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

Hydroprocessing catalysts are sold through Advanced Refining Technologies, LLC, ART, our joint venture with Chevron Products Company (“Chevron”). We report 100% of the revenues of the ART joint venture, but only receive 55% of the income after minority interest is allocated to Chevron.

Key external factors affecting our Refining Technologies product group are the economics of the petroleum refining industry, specifically the impacts of demand for transportation fuels and petrochemical products, and crude oil supply. FCC catalysts and some hydroprocessing catalysts are consumed at a relatively steady rate and replaced regularly, while other hydroprocessing catalysts are consumed over a period of years and replaced in an irregular pattern.

Sales of our Materials Technologies and Specialty Technologies product groups are affected by global economic conditions, including the underlying growth rate of targeted end-use applications.

Grace Construction Products includes specialty chemicals and building materials, including concrete admixtures and fibers used to improve the durability and working properties of concrete, additives used in cement processing to improve energy efficiency, enhance the characteristics of finished cement and improve ease of use, building materials used in commercial, infrastructure and residential construction and renovation to protect buildings from water, vapor and air penetration, and fire protection materials used to protect buildings in the event of fire.

Construction Products sales are primarily impacted by global non-residential construction activity and U.S. residential construction activity.

We manage the Construction Products operating segment by geographic region as follows:

•                  Americas — includes North, Central and South America.

•                  Europe — includes Eastern and Western Europe, the Middle East, Africa, and India.

•                  Asia — includes Asia (excluding India), the Pacific Rim Countries, Australia and New Zealand.

Global scope – We operate our business on a global scale with approximately 67% of our revenue (see following table) and over 50% of our operating properties outside the United States. We conduct business in 41 countries and in more than 20 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations in relation to the U.S. dollar affect our reported earnings, net assets and cash flows.

The table below shows the sales in each of our operating segments, and domestic and international sales, as a percentage of our total sales.

	Three Months Ended March 31,
Percentage of Total Grace Sales	2008	2007
Grace Davison	65.5%	65.4%
Grace Construction Products	34.5%	34.6%
Total	100.0%	100.0%
Grace U.S.	33.0%	34.3%
Grace non-U.S.	67.0%	65.7%
Total	100.0%	100.0%

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

On November 5, 2007, the committee representing asbestos personal injury claimants and the representative of future asbestos claimants filed a proposed plan of reorganization with the bankruptcy court. The filing did not include a disclosure statement, trust distribution procedures, exhibits, or other supporting documents.

On April 6, 2008, we reached an agreement in principle, the PI Settlement, with the committee representing asbestos personal injury claimants, the representative of future asbestos claimants, and the committee representing equity security holders that would settle all present and future asbestos-related personal injury claims. The committees representing general unsecured creditors and property damage claimants are not parties to the PI Settlement.

See Note 2 to the Consolidated Financial Statements for discussion of the plans of reorganization. See Note 2 to the Consolidated Financial Statements and “Chapter 11 Recent Developments” below for discussion of the PI settlement.

Any plan of reorganization will become effective only after a vote of eligible creditors and with the approval of the bankruptcy court and the U.S. District Court for the District of Delaware. Votes on a plan of reorganization may not be solicited until the bankruptcy court approves the related disclosure statement.

Critical Accounting Estimates

See the “Critical Accounting Estimates” heading in Item 7 of our Form 10-K for the year ended December 31, 2007 for a discussion of our critical accounting estimates.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on us.

Summary Financial Information and Metrics

Set forth below is a chart that lists our key operating statistics, and dollar and percentage changes for the three month periods ended March 31, 2008 and 2007. Please refer to this Analysis of Continuing Operations chart when reading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	Three Months Ended March 31,
Analysis of Continuing Operations	2008	2007	$ Change Fav (Unfav)	% Change Fav (Unfav)
(In millions)
Net sales:
Grace Davison	$497.1	$467.6	$29.5	6.3%
Refining Technologies	236.9	219.9	17.0	7.7%
Materials Technologies	170.3	159.6	10.7	6.7%
Specialty Technologies	89.9	88.1	1.8	2.0%
Grace Construction Products	262.1	248.0	14.1	5.7%
Americas	132.5	135.3	(2.8)	(2.1%)
Europe	97.6	83.1	14.5	17.4%
Asia	32.0	29.6	2.4	8.1%
Total Grace net sales	$759.2	$715.6	$43.6	6.1%

Pre-tax operating income:
Grace Davison(1)	$62.3	$54.4	$7.9	14.5%
Grace Construction Products(2)	24.7	26.8	(2.1)	(7.8%)
Corporate costs:
Support functions	(12.2)	(11.1)	(1.1)	(9.9%)
Pension, performance-related compensation, and other	(12.6)	(9.5)	(3.1)	(32.6%)
Total Corporate costs	(24.8)	(20.6)	(4.2)	(20.4%)
Pre-tax income from core operations	62.2	60.6	1.6	2.6%
Pre-tax income (loss) from noncore activities	(0.6)	(5.8)	5.2	89.7%
Interest expense	(15.1)	(19.4)	4.3	22.2%
Interest income	1.1	2.1	(1.0)	(47.6%)
Income before Chapter 11 expenses and income taxes	47.6	37.5	10.1	26.9%
Chapter 11 expenses, net of interest income	(18.4)	(17.8)	(0.6)	(3.4%)
Provision for income taxes	(15.6)	(14.9)	(0.7)	(4.7%)
Net income	$13.6	$4.8	$8.8	183.3%

Key Financial Measures:
Pre-tax income from core operations as a percentage of sales:
Grace Davison	12.5%	11.6%	NM	0.9	pts
Grace Construction Products	9.4%	10.8%	NM	(1.4	) pts
Total Core Operations	8.2%	8.5%	NM	(0.3	) pts
Total Core Operations adjusted for profit sharing of joint ventures(3)	8.4%	8.8%	NM	(0.4	) pts

Pre-tax income from core operations before depreciation and amortization	$92.4	$88.2	$4.2	4.8%
As a percentage of sales	12.2%	12.3%	NM	(0.1	) pts
Depreciation and amortization	$30.2	$27.6	$(2.6)	(9.4%)
Gross profit percentage (sales less cost of goods sold as a percent of sales) (4):
Grace Davison	29.2%	28.1%	NM	1.1	pts
Grace Construction Products	33.7%	35.3%	NM	(1.6	) pts
Total Grace	30.6%	30.4%	NM	0.2	pts

Net Consolidated Sales by Region:
North America	$273.6	$266.7	$6.9	2.6%
Europe Africa	324.0	295.0	29.0	9.8%
Asia Pacific	112.2	110.6	1.6	1.4%
Latin America	49.4	43.3	6.1	14.1%
Total	$759.2	$715.6	$43.6	6.1%

NM = Not meaningful

(1)	Grace Davison pre-tax operating income includes minority interest expense related to the Advanced Refining Technologies joint venture.
(2)	Grace Construction Products pre-tax operating income includes minority interest expense related to consolidated joint ventures.
(3)	Reflects the add-back of minority interest expense.
(4)	Includes depreciation and amortization related to manufacturing of products.

Results of Operations

The following is an overview of our financial performance for the three months ended March 31, 2008 compared with the prior year period.

Net Sales – The following table identifies the quarter-over-quarter increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation:

	Three Months Ended March 31, 2008 as a Percentage Increase (Decrease) from Three Months Ended March 31, 2007
Net Sales Variance Analysis	Volume	Price/Mix	Currency Translation	Total
Grace Davison	(4.9%)	5.9%	5.3%	6.3%
Grace Construction Products	(1.3%)	2.0%	5.0%	5.7%
Net sales	(3.7%)	4.6%	5.2%	6.1%
By Region:
North America	(3.3%)	5.4%	0.5%	2.6%
Europe Africa	(4.5%)	4.5%	9.8%	9.8%
Asia Pacific	(6.1%)	3.7%	3.8%	1.4%
Latin America	6.6%	1.7%	5.8%	14.1%

Sales for the three months ended March 31, 2008 were favorably impacted by improved pricing in both operating segments in response to higher raw material cost inflation and by favorable currency translation from sales denominated in foreign currencies, partially offset by overall reduced volumes (including acquisitions and divestitures). We experienced lower volumes in U.S. construction markets, and lower volumes due to order patterns in our hydroprocessing catalysts product line. Acquisitions contributed $3.0 million or 0.4 percentage points of the sales growth.

Pre-tax Income from Core Operations – Operating profit increased mainly due to selling price increases in response to raw material cost inflation and due to productivity gains.

Corporate costs include corporate functional costs (such as financial and legal services, human resources, communications and information technology), the cost of corporate governance (including directors and officers liability insurance) and pension costs related to both corporate employees and to the effects of changes in assets and liabilities for all of our pension plans. Corporate costs increased due to higher expenses for pensions and other employment-related costs.

We value our U.S. inventories under the last-in/first- out method, or LIFO, and our non-U.S. inventories under the first-in/first-out, or FIFO, method. LIFO was selected in 1974 for U.S. financial reporting and tax purposes because it generally results in a better matching of current revenue with current costs during periods of inflation. We have not elected LIFO for our non-U.S. inventories due to statutory restrictions. However, if we valued our U.S. inventories using the FIFO method, consistent with our non-U.S. subsidiaries, our pre-tax income from core operations would have been approximately 10.2% higher and 11.9% higher for the three months ended March 31, 2008 and 2007, respectively. The significant change in inventory valuations between FIFO and LIFO relates primarily to price increases of commodity metals and energy used in Grace Davison products and production processes. We attempt to mitigate price volatility through hedging techniques such as layering our required supply under fixed delivery contracts, entering into commodity option and swap contracts with suppliers and financial institutions, and by negotiating sales contracts that permit the partial pass-through of market price increases for these volatile commodity items.

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

Within both Grace Davison and Grace Construction Products, we conduct certain business activities in various countries through joint ventures with unaffiliated third parties. Minority interest in consolidated entities decreased due to lower earnings of our joint ventures, particularly ART, our largest joint venture. ART’s year-over-year pre-tax net income can change materially based on refill order patterns of customers and changes in commodity-based raw materials.

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

	Three Months Ended March 31,
	2008	2007
(In millions)
Provision for environmental remediation - vermiculite	$(5.0)	$—
Provision for environmental remediation – other sites	(0.9)	—
Total provision for environmental remediation	$(5.9)	$—

COLI income, net	$1.1	$2.0
Translation effects – intercompany loans	38.6	2.8
Value of currency contracts	(26.5)	(2.1)
Gain on sale of real estate	1.5	0.6
Other	(0.5)	(0.4)
Total other income (expense), net	$14.2	$2.9
D&O insurance cost – portion related to Chapter 11	$(1.0)	$(1.5)
Asbestos administration	(1.8)	(2.7)
Postretirement benefit income – divested businesses	—	0.6
Legal defense costs	(3.0)	(2.6)
Other	(0.4)	(0.5)
Total selling, general and administrative expenses	$(6.2)	$(6.7)
Net pension costs – divested businesses	(2.7)	(2.0)
Total defined benefit pension expense	$(2.7)	$(2.0)
Total pre-tax income (loss) from noncore activities	$(0.6)	$(5.8)

The change in the pre-tax loss from noncore activities from 2007 to 2008 is attributable primarily to:

•                  Environmental remediation expenses of $5.9 million in 2008 to adjust our estimate of costs to resolve environmental remediation claims; and

•                  A net gain of $10.4 million from foreign currency translation on a Euro-denominated intercompany loan (see discussion of €250 million intercompany note below).

In March 2004, we began accounting for currency fluctuations on a €293 million intercompany loan between our subsidiaries in the United States and Germany as a component of operating results instead of as a component of other comprehensive income. This change was prompted by an analysis of new tax laws in Germany and our cash flow planning in connection with our Chapter 11 reorganization, which together indicated that we should no longer consider this loan as part of our permanent capital structure in Germany. In May 2004, we entered into a series of foreign currency forward contracts with a U.S. bank to mitigate future currency fluctuations on the remaining loan balance. Contract amounts of €200.7 million were extended in June 2005 at varying rates and have terms that coincide with loan repayments due periodically through December 2008. As part of the contract extension, we were required to pay a settlement premium of $9.3 million to the bank. We are recovering this settlement premium over time as the contracts settle at rates greater than the initial rates in the May 2004 foreign currency forward contracts, and expect to recover the full amount by the end of 2008. For the three months ended March 31, 2008 and 2007, respectively, €18.3 million and €18.2 million of loan principal was repaid. For the three months ended March 31, 2008 and 2007, we recognized a $7.0 million and a $2.1 million contract loss, respectively, offset by an $8.0 million and a $2.8 million foreign currency gain, respectively.

In November 2007, we executed an intercompany loan in the amount of €250 million between our principal U.S. operating subsidiary and a newly established German subsidiary as part of a legal restructuring. In conjunction with the loan, our U.S. subsidiary entered into a series of foreign currency forward contracts to attempt to minimize volatility from foreign currency movements on the loan amount. The forward contracts are aligned with the payment schedule of the intercompany loan, which has annual principal and interest payments in November 2009 through November 2013. While the intercompany loan is valued each period at the current exchange rate, the fair value of the hedge contract is determined by the net present value of the notional contract amounts at the current exchange rate plus or minus forward points to the date of maturity of each contract. In the first quarter of 2008, the difference in the value of the loan and the fair value of the hedge contract has resulted in a net gain of $10.4 million, of which approximately $8 million represents the change in forward points as interest rate differentials widened between the U.S. dollar and the Euro. The change in value of the intercompany loan and the hedge contract is recorded as a component of other (income) expense in the Consolidated Statements of Operations.

Chapter 11 Expenses – Although we are unable to precisely measure the impact of the Chapter 11 proceedings on our overall financial performance, we incur significant added costs that are directly attributable to operating in Chapter 11. Net Chapter 11 expenses consist primarily of legal, financial and consulting fees that we, the three creditors’ committees, the equity committee and the legal representative of future asbestos claimants, incur, reduced by interest income earned on cash and cash equivalents held by our entities subject to Chapter 11. We pay for the costs of all committees, and the committees’ advisors. These costs fluctuate with the activity in our Chapter 11 proceedings.

An analysis of Chapter 11 costs follows:

	Three Months Ended March 31,
Chapter 11 Expenses, net	2008	2007
(In millions)
Costs related to:
Grace as debtor-in-possession	$10.5	$15.0
General Unsecured Committee	0.7	1.0
Asbestos Property Damage Committee	0.1	0.8
Asbestos Personal Injury Committee	3.3	1.8
Future Asbestos Claims Representative	2.8	1.1
Equity Committee	1.3	0.4
Total expenses	18.7	20.1
Interest earned on filing entity cash balances	(0.3)	(2.3)
Chapter 11 expenses, net	$18.4	$17.8

The decrease in interest income earned on filing entity cash balances is primarily due to a $1.2 million loss related to a decrease in value of investment securities. See “Cash Resources and Available Credit Facilities” below for further discussion of Grace’s investment securities.

We incur numerous other indirect costs to manage the Chapter 11 proceedings such as: management time devoted to Chapter 11 matters; added cost of debt capital; added costs of general business insurance, including D&O liability insurance premiums; and lost business and acquisition opportunities due to the complexities and restrictions of operating under Chapter 11.

Interest Expense – Net interest expense for the three months ended March 31, 2008 decreased compared with the prior year period due to reductions in the prime rate and reduced interest accruals for certain pre-petition obligations, partially offset by the effects of compounding interest on certain liabilities subject to compromise over the course of the Chapter 11 proceeding. Our existing plan of reorganization states that each holder of an allowed general unsecured claim shall be paid in full, plus post-petition interest. Post-petition interest shall accrue through the date of payment as follows:

•                  For the holders of pre-petition bank credit facilities, beginning January 1, 2006, we agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rates on pre-petition bank debt for the three months ended March 31, 2008 and 2007 were 6.22% and 8.25%, respectively. The holders of pre-petition bank credit facilities have requested post-petition interest greater than that reflected in the rates specified above that, if paid, could be material.

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

The average effective interest rates on pre-petition obligations for the three months ended March 31, 2008 and 2007 were 4.78% and 7.00%, respectively. Such interest, which under the existing plan of reorganization is payable 85% in cash and 15% in Grace common stock, will not be paid until the plan of reorganization is confirmed and funded.

Income Taxes – Income tax provision at the federal corporate rate of 35% for the three months ended March 31, 2008 and 2007 would have been $10.2 million and $6.9 million, respectively.  The primary differences in each period between these amounts and the recorded provision for income taxes, $15.6 million and $14.9 million, respectively, are due to provisions for tax contingencies, the non-deductibility of certain Chapter 11 expenses and, in the three months ended March 31, 2007, an increase in the reserve for repatriation of foreign earnings.

Operating Segment Overview

The following is an overview of financial measures of the performance of our operating segments for the three months ended March 31, 2008 compared with the prior year period.

Grace Davison

Sales

•                  Refining Technologies – sales increased by 7.7%, driven by selling price increases, the pass-through to customers of higher prices for certain metals, and foreign currency translation. Volumes were lower due to shifting order patterns in our hydroprocessing product line.

•                  Materials Technologies – sales increased 6.7% due to foreign currency translation, selling price increases, and the benefit of a third quarter 2007 acquisition, partially offset by lower volumes.

•                  Specialty Technologies – sales increased 2.0% from selling price increases and product mix, higher volumes and foreign currency translation. Sales growth was negatively impacted by a product line divestiture that occurred in the third quarter of 2007.

	Three Months Ended March 31,
Net Sales by Region	2008	2007	$ Change Fav (Unfav)	% Change Fav (Unfav)
(In millions)
North America	$153.5	$142.3	$11.2	7.9%
Europe Africa	226.7	212.3	14.4	6.8%
Asia Pacific	79.7	80.5	(0.8)	(1.0%)
Latin America	37.2	32.5	4.7	14.5%
Total Grace Davison	$497.1	$467.6	$29.5	6.3%

North America sales increased, driven by Refining Technologies’ higher volumes and selling price increases. Europe Africa sales increased from the benefit of foreign currency translation and selling price increases; overall volume declined from the shifting order patterns in our hydroprocessing catalysts product line. Asia Pacific sales decreased due to shifting order patterns in hydroprocessing catalysts, which offset selling price increases and the benefits of foreign currency translation. Latin America sales increased, driven by volume growth in our Materials Technologies product group and from favorable currency translation.

Operating Income and Margin

Grace Davison operating income increased 14.5% due to strong productivity gains, the benefit of foreign currency translation, product mix, and selling price increases, which offset raw material cost inflation. Operating margins grew 0.9 percentage points compared to the first quarter of 2007.

Grace Construction Products

Sales

•

Americas – sales decreased 2.1%. Sales in the U.S. decreased by 4.2% largely due to the continuing decline in residential construction. The decrease in sales to the U.S. residential construction segment was partially offset by sales to the U.S. commercial construction segment and growth in the commercial and infrastructure construction segment in Latin America.

•

Europe – sales increased 17.4%, reflecting higher volumes of products sold for commercial and infrastructure applications in Central Europe and the Middle East and favorable currency translation effects.

•	Asia – sales increased 8.1%, reflecting higher volumes of products sold for commercial and infrastructure applications.

Sales in all regions were positively affected by price increases in both product groups designed to offset rising raw material costs.

We do not expect the level of U.S. construction activity to recover during 2008.  As a result, we are implementing cost containment actions within our Grace Construction Products operating segment and its supporting functions, which actions include a reduction in force.  Based on actions that are currently in progress or planned, we expect to record a charge in the second quarter of 2008 that we currently estimate will be approximately $6 million.

	Three Months Ended March 31,
Net Sales by Product Group	2008	2007	$ Change Fav (Unfav)	% Change Fav (Unfav)
(In millions)
Construction Chemicals	$168.7	$163.8	$4.9	3.0%
Building Materials	93.4	84.2	9.2	10.9%
Total Grace Construction Products	$262.1	$248.0	$14.1	5.7%

Construction Chemicals product group sales include sales of specialty chemicals used in the manufacture of concrete and cement products.  Sales of these products increased 3.0% due to overall higher volumes and selling price increases, most notably in Europe, partially offset by decreased sales of concrete products in the Americas.

Building Materials product group sales include sales of waterproofing and fire protection products.  Sales of these products increased 10.9% due to increased volumes and higher selling prices.

Operating Income and Margin

Grace Construction Products operating income decreased 7.8% compared to the prior year period primarily due to lower U.S. volumes and higher raw material costs, partially offset by price increases and productivity gains.  Operating margins decreased by 1.4 percentage points compared to the first quarter of 2007.

Operating Returns on Assets Employed – The following tables set forth the Grace Davison and Grace Construction Products total asset position and pre-tax return on average total assets as of March 31, 2008 and December 31, 2007. We use the measure pre-tax return on average total assets as an indicator of our efficiency in using our assets and allocating our resources to generate earnings. We devote significantly higher capital to the manufacture of Grace Davison products than to the manufacture of Grace Construction Products products. Conversely, non-manufacturing costs, particularly selling expenses, are significantly higher for Grace Construction Products than for Grace Davison.

Grace Davison	March 31, 2008	December 31, 2007
(In millions)
Trade receivables	$274.1	$295.9
Inventory	306.8	239.7
Other current assets	31.6	31.5
Total current assets	612.5	567.1
Properties and equipment, net	498.2	484.7
Goodwill and other intangible assets	118.0	116.4
Other assets	17.5	17.4
Total assets	$1,246.2	$1,185.6
Pre-tax return on average total assets (trailing 12 months)	21.2%	21.1%

Grace Davison’s total assets increased by $60.6 million in the quarter ended March 31, 2008. The increase was primarily due to higher inventory for raw materials and finished goods to support 2008 planned sales, coupled with $43.9 million in higher foreign currency translation effects reflecting a weaker U.S. dollar.

Grace Construction Products	March 31, 2008	December 31, 2007
(In millions)
Trade receivables	$212.7	$201.2
Inventory	65.2	63.9
Other current assets	10.8	9.5
Total current assets	288.7	274.6
Properties and equipment, net	199.0	194.6
Goodwill and other intangible assets	93.0	88.2
Other assets	7.2	4.2
Total assets	$587.9	$561.6
Pre-tax return on average total assets (trailing 12 months)	25.2%	26.1%

Grace Construction Products’ total assets increased by $26.3 million in the quarter ended March 31, 2008. The increase was primarily due to higher trade receivables, coupled with $16.6 million in higher foreign currency translation due to a weaker U.S. dollar.

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

The following table summarizes our net noncore liabilities at March 31, 2008 and December 31, 2007:

Net Noncore Liabilities	March 31, 2008	December 31, 2007
(In millions)
Asbestos-related liabilities	$(1,700.0)	$(1,700.0)
Asbestos-related insurance receivable	500.0	500.0
Asbestos-related liability, net	(1,200.0)	(1,200.0)
Environmental remediation	(373.2)	(368.6)
Postretirement benefits	(82.7)	(84.0)
Income taxes	(86.3)	(89.3)
Retained obligations and other	(36.3)	(36.2)
Net noncore liability	$(1,778.5)	$(1,778.1)

We expect to resolve most of these noncore recorded and contingent liabilities through our Chapter 11 proceedings. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts we recorded at March 31, 2008.

Chapter 11 Recent Developments

As described under “Voluntary Bankruptcy Filing” in Notes 1 and 2 to the Consolidated Financial Statements, Grace and our principal U.S. operating subsidiary are debtors-in-possession under Chapter 11 of the bankruptcy code. Our non-U.S. subsidiaries, although not part of the Chapter 11 filing, are owned directly or indirectly by our principal operating subsidiary or other filing entities. Consequently, we expect that any Chapter 11 plan of reorganization will utilize the combined value of our global businesses and other assets to fund (with cash and/or securities) our obligations as adjudicated through the bankruptcy process. We have analyzed our cash flow and capital needs to continue to fund our businesses and believe that, while in Chapter 11, sufficient cash flow and credit facilities are available to support our business strategy.

On January 13, 2005, we filed a plan of reorganization and related documents, the Debtors Plan, that amended our original plan of reorganization and disclosure statement filed on November 13, 2004 to address certain objections of creditors and other interested parties.

On July 26, 2007, the bankruptcy court terminated our exclusive rights to propose a plan of reorganization and solicit votes thereon. As a result of the termination of these rights, any party-in-interest may propose a competing plan of reorganization.

On November 5, 2007, the committee representing asbestos personal injury claimants, the PI Committee, and the representative of future asbestos claimants, the FCR, filed a competing plan of reorganization with the bankruptcy court, the PI Plan. This filing did not include a disclosure statement, trust distribution procedures, exhibits, or other supporting documents.

On April 6, 2008, we reached an agreement in principle, the PI Settlement, with the PI Committee, the FCR, and the committee representing equity security holders, the Equity Committee, that would settle all present and future asbestos-related personal injury claims. The PI Settlement contemplates that along with the PI Committee, the FCR and the Equity Committee, we would file a new joint plan of reorganization with the bankruptcy court reflecting the terms and conditions of the PI Settlement. The drafting and negotiation of the joint plan and related documentation are in progress. The committees representing general unsecured creditors and property damage claimants are not parties to the PI Settlement. We, along with the Equity Committee, PI Committee and FCR contemplate that a joint plan of reorganization reflecting the terms of the PI Settlement would be filed with the Bankruptcy Court and would supersede the existing plans on file.

See Note 2 to the Consolidated Financial Statements for more information on these plans of reorganization and the PI Settlement.

As a result of the PI Settlement, a trial for estimating liability for asbestos personal injury claims that began in January 2008 was suspended in April 2008.

Each of the plans of reorganization that have been filed with the bankruptcy court and the PI Settlement contemplate that an asbestos trust would be established under Section 524(g) of the Bankruptcy Code to which certain asbestos-related claims would be channeled for resolution.

Under the terms of the PI Settlement, the asbestos trust would be funded with:

•                  $250 million in cash;

•                  a warrant to acquire 10 million shares of Grace common stock at an exercise price of $17.00 per share, expiring one year from the effective date of a plan of reorganization;

•                  all of our insurance policies and proceeds, including interest, received after the date of the PI Settlement, that are available for payment of pending and future asbestos-related personal injury claims and demands as described in Note 2 to the Consolidated Financial Statements;

•                  cash and shares of common stock of Sealed Air Corporation to be paid by Cryovac, Inc. to the asbestos trust pursuant to the settlement agreement with Sealed Air Corporation and Cryovac, Inc. as described in Note 2 to the Consolidated Financial Statements;

•                  the proceeds of the payment to be received pursuant to the settlement agreement with Fresenius Medical Care Holdings, Inc. as described in Note 2 to the Consolidated Financial Statements; and

•                  deferred payments by W. R. Grace & Co.— Conn., our wholly-owned subsidiary, of $110 million per year for five years beginning in 2019, and $100 million per year for 10 years beginning in 2024, that would be subordinate to any bank debt or bonds outstanding, subject to our guaranty and secured by our obligation to issue 50.1% of the outstanding Grace common stock to the asbestos trust in the event of default.

See Notes 2 and 3 to the Consolidated Financial Statements for further discussion of the PI Settlement.

We anticipate that we will require up to approximately $1.5 billion in new financing to fund a plan of reorganization under the terms of the PI Settlement.  The actual amount of new financing will generally depend on market factors, resolution costs of our outstanding claims and contingent liabilities, and our operating capital requirements.

We expect to measure the various forms of consideration that we would fund the asbestos trust with under a plan of reorganization that reflects the terms of the PI Settlement as follows:

1.               Warrants – The warrants would be recorded in our Consolidated Financial Statements at fair value as an increase in paid-in capital and a decrease in our asbestos-related liability.  The value of the warrants would be calculated using inputs such as risk-free borrowing rates, the market price of Grace common stock underlying the warrants and the expected volatility of Grace common stock prices.

2.               Insurance proceeds – The insurance receivable asset reflected in our Consolidated Balance Sheet would be assigned to the asbestos trust and removed as an asset from our Consolidated Balance Sheet.

3.               Deferred payments – We would record a liability for the present value of the future cash payments to be made from 2019 to 2033, and a decrease in our asbestos-related liability.  We would estimate this value using a discount rate that is impacted by many factors including (i) interest rates at the time of issuance; (ii) our credit standing, (iii) restrictive covenants and terms of our other credit facilities; (iv) assessment of the risk of a default, which would require us to issue shares of Grace common stock; and (v) underlying economic factors affecting the value of the U.S. dollar.

Each of the aforementioned items would impact our accounting for our asbestos personal injury liabilities, assuming they are ultimately resolved pursuant to a confirmed plan of reorganization that reflects the terms of the PI Settlement.

The U.S. tax treatment applying to each item transferred to the asbestos trust under the PI Settlement is described below.  The fair value of the warrants on the date of issuance to the asbestos trust would be treated as a deductible expense in the year of transfer.  The deferred payment liability

(as determined under U.S. tax rules) would be recorded at its net present value.  As the discount is accreted on the liability, a portion of the discount would be treated as deductible interest expense. The remaining amount would be deductible in full at the time of payment to the asbestos trust.

Due to the payment of these and other deductible bankruptcy claims, we anticipate generating significant net operating losses, NOLs, in the year of emergence.  Although, we intend to implement tax planning strategies to preserve the NOLs, there is a risk that substantial NOLs will be utilized in structuring emergence financing.  The NOLs can also be lost or substantially reduced upon a change in the ownership of Grace common stock as defined under U.S. tax rules.  In order to preserve NOLs, we intend to seek a right to restrict stock transfers under certain conditions as part of any plan of reorganization.

We have not adjusted our accounting for asbestos-related liabilities and other liabilities subject to compromise as at March 31, 2008 because:

•                  the Debtors Plan remains the only plan that we have filed with the bankruptcy court;

•                  while the PI Settlement broadly provides for a settlement of significant economic issues, such issues and other issues remain subject to additional negotiation among the parties thereto and significant documentation before a new joint plan of reorganization reflecting the PI Settlement may be filed with the bankruptcy court; and

•                  the estimated liability for certain property damage and general unsecured claims could change materially prior to the time a new joint plan of reorganization is filed or confirmed.

If a new joint plan of reorganization reflecting the PI Settlement is not filed with the bankruptcy court, we would expect to resume the estimation trial, that was suspended in April due to the PI Settlement, to determine the amount of our asbestos-related liabilities.  We expect to adjust our recorded asbestos-related liability as necessary: to reflect rulings made by the bankruptcy court; when a new joint plan of reorganization is filed to reflect the terms of the PI Settlement; and when significant uncertainties have been resolved.  Such adjustments may be material to our consolidated financial position and results of operations.

Since our amended plan of reorganization was filed with the bankruptcy court in 2005, we have provided proforma financial statements in our quarterly and annual filings to describe the proforma effects of the terms of our plan of reorganization.  We presented proforma financial statements for our plan of reorganization in our Annual Report on Form 10-K for the year ended December 31, 2007 in order to portray the financial effects of our plan of reorganization for a completed fiscal year. We expect to again provide proforma financial information when we adjust our accounting for asbestos-related liabilities for a new joint plan of reorganization that reflects the PI Settlement.

Although the existing plans remain on file with the bankruptcy court and we contemplate filing a new joint plan reflecting the terms of the PI Settlement, it is possible that none of such plans will be approved by the bankruptcy court.  Instead, a materially different plan of reorganization may ultimately be approved and, under the ultimate plan of reorganization, the interests of our shareholders could be substantially diluted or cancelled.  The value of Grace common stock following a plan of reorganization and the extent of any recovery by non-asbestos-related creditors will depend principally on the amount of our asbestos-related liability under a confirmed plan of reorganization.

Any resolution of our asbestos-related liabilities, other than as reflected in the Debtors Plan, could result in adjustments to such liabilities in our financial statements and such adjustments could be material.

Financial Condition, Liquidity and Capital Resources

Financial Condition – Our balance sheet as of March 31, 2008, as compared to our balance sheet as of December 31, 2007, was impacted by the following:

•                  an increase in inventories of $68.4 million, primarily driven by inventory build in hydroprocessing catalysts to meet expected sales demand in the second half of 2008, strategic advance purchases of certain raw materials used in Grace Davison manufacturing processes, foreign currency translation and raw material cost inflation;

•                  a decrease in investment securities of $34.3 million due to distributions in cash from, and changes in fair value of, our investment securities, as discussed below;

•                  a decrease in accounts receivable of $12.5 million primarily from the collection of amounts due from customers related to fourth quarter 2007 sales;

•                  a decrease in other current accrued liabilities of $34.6 million primarily due to first quarter payments related to annual incentive compensation and customer volume rebates; and

•                  an increase in pension assets of $21.5 million representing the change in funded status of overfunded defined benefit pension plans, and an increase in pension obligations of $26.3 million representing the change in funded status of unfunded and underfunded defined benefit pension plans, as discussed below.

Chapter 11-Related Information – See Note 2 to the Consolidated Financial Statements.

Asbestos-Related Litigation – See Note 3 to the Consolidated Financial Statements.

Environmental Matters – See Note 13 to the Consolidated Financial Statements.

Defined Contribution Retirement Plans – We sponsor a defined contribution retirement plan for our employees in the United States. This plan qualifies under section 401(k) of the U.S. tax code. At the present time, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee’s salary or wages. Our costs related to this benefit plan were $3.5 million and $3.0 million for the three month periods ended March 31, 2008 and 2007, respectively.

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

The following table presents the components of defined benefit pension expense and cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended March 31,
Components of Defined Benefit Pension Expense	2008	2007
(In millions)
Annual pension benefits earned	$6.4	$6.2
Interest on opening liability – advance-funded plans	18.0	16.5
Expected return on plan assets	(20.5)	(20.0)
Net financing cost (benefit) of advance-funded plans	(2.5)	(3.5)
Interest on opening liability – pay-as-you-go plans	3.5	2.9
Net pension financing cost (benefit)	1.0	(0.6)
Amortization of:
Plan changes related to prior service	0.6	0.8
Accumulated differences between actual and assumed performance (1)	6.3	6.3
Net pension catch-up expense	6.9	7.1
Total Defined Benefit Pension Expense	$14.3	$12.7
Cash Contributions to Defined Benefit Pension Plans:
U.S. advance-funded plans	$14.8	$16.2
U.S. pay-as-you-go plans	1.3	1.3
Foreign advance-funded plans	1.6	13.3
Foreign pay-as-you-go plans	1.8	1.6
Total Cash Contributions	$19.5	$32.4

(1)              Primarily related to return on assets, termination, and mortality

The following table presents the funded status of fully-funded, underfunded and unfunded pension plans as determined under U.S. generally accepted accounting principles:

	Fully-Funded (1) Pension Plans		Underfunded (1) Pension Plans		Unfunded (2) Pension Plans
Funded Status of Pension Plans	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
(In millions)
Projected benefit obligation	$226.8	$254.8	$927.8	$948.3	$248.4	$245.9
Fair value of plan assets	302.4	308.9	734.9	779.2	—	—
Funded status (PBO basis)	$75.6	$54.1	$(192.9)	$(169.1)	$(248.4)	$(245.9)

(1)              Plans intended to be advance-funded

(2)              Plans intended to be pay-as-you-go

Fully-funded plans include several defined benefit pension plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO.  This group of plans was overfunded by $75.6 million as of March 31, 2008, and the overfunded status is reflected as “overfunded defined benefit pension plans” in the Consolidated Balance Sheet. Underfunded plans include a group of defined benefit pension plans that are underfunded on a PBO basis by a total of $192.9 million as of March 31, 2008. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $248.4 million at March 31, 2008 is unfunded.  The combined balance of the underfunded and unfunded plans was $441.3 million as of March 31, 2008 and is presented as a liability on the Consolidated Balance Sheet as follows - $13.0 million in “other current liabilities,” $192.9 million included in “underfunded defined benefit pension plans”, $140.8 million included in “unfunded pay-as-you-go defined benefit pension plans”, and $94.6 million in “liabilities subject to compromise.”

Beginning in 2007, on a quarterly basis, we analyze pension assets and pension liabilities along with the resulting funded status and update our estimate of these measures.  Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes.

The assumed discount rate for pension plans reflects the market rates for high quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 6.25% as of December 31, 2007 was selected in consultation with our independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. Based on review of an updated yield curve analysis as of March 31, 2008, we increased the discount rate for the U.S. qualified pension plans to 6.50% based on market rates at that time. In addition, we evaluated the current discount rates for the pension plans in the United Kingdom, Germany and Canada, which combined represented approximately 90% of the benefit obligation of the non-U.S. pension plans as of December 31, 2007. Based on review of the yield curve analyses for these plans as of March 31, 2008, we increased the discount rate for the United Kingdom from 5.75% at December 31, 2007 to 6.75% at March 31, 2008, for Germany from 5.50% at December 31, 2007 to 6.00% at March 31, 2008, and for Canada from 5.50% at December 31, 2007 to 6.00% at March 31, 2008. The aggregate adjustment to the funded status resulting from the change in discount rates as of March 31, 2008 (including the postretirement plan) was an increase to total assets of approximately $32 million, and a decrease to total liabilities of approximately $38 million.  After tax effects, total assets increased by approximately $10 million, total liabilities decreased by approximately $38 million and shareholders’ equity increased by approximately $48 million.

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

Assets available at March 31, 2008 to fund the PBO of the U.S. advance-funded defined benefit pension plans totaled approximately $729 million, down $45 million from December 31, 2007, primarily as a result of negative equity market returns.  It is our intention to satisfy obligations under the pension plans and to comply with the requirements of the Employee Retirement Income Security Act of 1974.  We have obtained bankruptcy court approval to fund all minimum required payments under the plans through April 2008.  In that regard, we contributed approximately $76 million in 2007, approximately $15 million in January 2008, and approximately $18 million in April 2008 to the trusts that hold assets of the U.S. defined benefit pension plans.  While we intend to continue to fund all minimum required payments under the U.S. defined benefit pension plans, there can be no assurance that the bankruptcy court will continue to approve the funding needs of such plans.  Contributions to non-U.S. plans are not subject to bankruptcy court approval and we intend to fund such plans based on applicable legal requirements, and actuarial and trustee recommendations; $3.4 million was funded during the three months ended March 31, 2008.

We expect total pension expense for 2008 to be approximately $57 million, and benefit payments to retirees to aggregate approximately $86 million for all pension programs in 2008.

Postretirement Benefits Other Than Pensions – We provide certain health care and life insurance benefits for retired employees, a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of benefits under this program was $1.5 million during the three months ended March 31, 2008, compared with $2.9 million in the prior year period.  We received Medicare subsidy payments of $0.4 million and $2.7 million during the three months ended March 31, 2008 and 2007, respectively.  Our recorded liability for postretirement benefits of $82.7 million at March 31, 2008 is stated at net present value discounted at 6.50% (as discussed under Defined Benefit Pension Plans). Our proposed plan of reorganization provides for the continuation of these benefits.

Tax Matters – See Note 4 to the Consolidated Financial Statements and “Income Taxes” above for further discussion of our tax accounting and tax contingencies.

Other Contingencies – See Note 13 to the Consolidated Financial Statements for a discussion of our other contingent matters.

Cash Resources and Available Credit Facilities – At March 31, 2008, we had cash and cash equivalents of $460.8 million, short-term investment securities of $64.0 million, and net cash value of life insurance of $82.1 million.

Investment securities of $64.0 million and $98.3 million at March 31, 2008 and December 31, 2007, respectively, consist of direct or indirect investments in debt securities. Prior to the fourth quarter of 2007, our investment in the Columbia Strategic Cash Fund was classified in cash and cash equivalents as redemptions were available in cash. In December 2007, the fund began an orderly liquidation that is expected to continue through 2009 and restricted redemptions to an in-kind distribution of securities held by the fund. We have elected to remain in the fund and to value the fund based on the underlying securities as determined by the fund principals.  The strategic cash investment fund was valued at $64.0 million at March 31, 2008, which includes a decrease in fair value of $1.2 million recorded in the quarter ended March 31, 2008 due to continued unfavorable conditions of the credit markets.  The loss is recorded as an offset to interest income earned on the Columbia Strategic Cash Fund, which is net against Chapter 11 expenses in the Consolidated Statements of Operations.  This loss was deemed to be other than temporary, and as such, was recorded in earnings.

Net cash value of life insurance represents the cash value of premiums paid by us for life insurance policies in the names of current and former executive officers.  We have presented $78.2 million and $77.1 million of the total value at March 31, 2008 and December 31, 2007, respectively, as current assets, as it is our expectation that this amount may be accessed in 2008 as part of our reorganization financing.

Our existing $250 million debtor-in-possession post-petition loan and security agreement, or DIP facility, expired on March 31, 2008.  On April 1, 2008, we entered into an amended DIP facility with a syndicate of lenders that provides for up to $165 million of revolving loans and face amount of letters of credit.  The amended DIP facility is secured by a priority lien on substantially all assets of our filing entities with the exclusion of the capital stock of

non-U.S. subsidiaries, and bears interest based on the London Interbank Offered Rate (LIBOR).  The amended DIP facility permits the increase of commitments of existing lenders and/or commitments by new lenders up to an aggregate maximum of $250 million.

The following table summarizes our U.S. and non-U.S. credit facilities as of March 31, 2008, giving effect to the April 1, 2008 amendment to the DIP facility:

Credit Facilities	Maximum Borrowing Amount	Amount Available	Expiration Date
(In millions)
Country
U.S.	$165.0	$103.6	04/01/10	(1)
Germany	78.9	44.3	12/31/09
Germany	18.9	10.1	09/30/08
France	5.7	5.7	06/30/08
Brazil	1.2	1.2	06/30/08
Singapore	5.4	2.8	06/30/08
Venezuela	0.9	0.9	06/30/08
Colombia	0.1	0.1	06/30/08
Total	$276.1	$169.0

(1)              Expiration date is the earlier of April 1, 2010 or our emergence from Chapter 11

We believe that these funds and credit facilities will be sufficient to finance our business strategy while in Chapter 11.

Debt and Other Contractual Obligations – Total debt outstanding at March 31, 2008 was $825.7 million including $298.6 million of accrued interest on pre-petition debt.  As a result of the Chapter 11 filing, we are now in default, under the terms of the relevant agreements, on $523.6 million of pre-petition debt, which, together with accrued interest thereon, has been included in “liabilities subject to compromise” as of March 31, 2008.  The amount of accrued interest could be adjusted upward or downward consistent with the plan of reorganization ultimately approved by the bankruptcy court.  The automatic stay provided under the bankruptcy code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest on such debt during the Chapter 11 proceedings unless further developments lead management to conclude that it is probable that such interest will be compromised.

See Note 13 to the Consolidated Financial Statements for a discussion of financial assurances.

Analysis of Cash Flows

Our net cash used for operating activities for the three months ended March 31, 2008 and 2007 was $47.7 million and $49.0 million, respectively.  In the 2008 quarter, we experienced lower cash contributions to defined benefit pension plans and did not pay dividends to minority partners in joint ventures as in the prior year quarter.  These reductions in cash outflows were offset by increased levels of inventories to meet 2008 sales demand and by higher cash taxes paid.  Net cash provided by investing activities for the three months ended March 31, 2008 was $6.7 million, primarily relating to proceeds from sales of investment securities, partially offset by capital investments.  Net cash inflow from financing activities was $6.7 million, primarily from cash received from stock option exercises.

Cash Flow From Core Operations – The following table presents the components of net cash flow from core operations for the three months ended March 31, 2008 and 2007.  The decrease in core net cash outflows is primarily due to lower contributions to defined benefit pension plans, partially offset by higher working capital.

	Three Months Ended March 31,
Core Operations	2008	2007
(In millions)
Cash flows:
Pre-tax operating income	$62.2	$60.6
Depreciation and amortization	30.2	27.6
Pre-tax earnings before depreciation and amortization	92.4	88.2
Working capital and other changes	(99.4)	(102.3)
Cash flow before investing	(7.0)	(14.1)
Capital expenditures	(25.9)	(24.1)
Purchase of equity investment	(3.0)	—
Net cash flow from core operations	$(35.9)	$(38.2)

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

Expenditures are generally governed by bankruptcy court rulings and receipts are generally nonrecurring. Historically, much of our noncore spending has been under Chapter 11 first-day motions that allow us to fund postretirement benefits and required environmental remediation on Grace-owned sites. Cash inflows have been from asbestos-related insurance recovery on pre-Chapter 11 liability payments, and unusual events.  The following table presents the components of net cash flow from noncore activities for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
Noncore Activities	2008	2007
(In millions)
Cash flows:
Pre-tax income (loss) from noncore activities	$(0.6)	$(5.8)
Other non-cash charges	(8.5)	0.5
Cash received (disbursed) for:
Proceeds from sale of investment securities	33.1	—
Tax settlement	—	(10.3)
Environmental remediation	(1.3)	(2.8)
Postretirement benefits	(1.1)	(0.2)
Retained obligations and other	—	(0.4)
Net cash flow from noncore activities	$21.6	$(19.0)

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

Forward-Looking Statements

This document contains, and our other public communications may contain, forward-looking information, that is, information related to future, not past, events. Such information generally includes the words ‘‘believes,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘targets,’’ ‘‘will,’’ ‘‘expects,’’ ‘‘anticipates,’’ or similar expressions.  Forward-looking information includes all statements regarding our Chapter 11 case; expected financial position; results of operations; cash flows; financing plans; business strategy; budgets; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives;  and markets for securities. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Factors that could cause actual results to materially differ from those contained in the forward-looking statements include:  our bankruptcy and proposed plan of reorganization, our recent settlement with certain creditors, our legal proceedings, especially the Montana criminal proceeding and the environmental proceedings, the cost and availability of raw materials and energy, our unfunded pension obligations, risks related to foreign operations, especially, security, regulation and currency risks, costs of compliance with environmental regulation and those factors set forth in our most recent Annual Report on Form 10-K, this quarterly report on Form 10-Q and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission.  Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking information to prove incorrect. Further, our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking information, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to the projections and forward-looking information contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Market Risk” heading in Item 7 of our Form 10-K for the year ended December 31, 2007 for disclosures required by this item.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2008, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Grace’s Chief Executive Officer and Chief Financial Officer concluded that Grace’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to Grace is made known to management, including Grace’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Grace’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, Grace’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Notes 2, 3 and 13 to the interim consolidated financial statements in Part 1 of this Report are incorporated herein by reference.

Item 1A. RISK FACTORS

With respect to certain risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, more recent numerical measures and other information are available in the “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report and as set forth below.  These more recent measures and information are incorporated herein by reference.

Our proposed plan of reorganization as filed with the bankruptcy court, and any plan that we file to reflect our recent agreement in principle with parties in interest in our Chapter 11 case, if confirmed, will substantially impact the value of currently outstanding shares of Grace common stock.  An alternative plan that has been filed with the bankruptcy court provides for the cancellation of currently outstanding shares of Grace common stock.

Our proposed plan of reorganization as filed with the bankruptcy court will, and any joint plan of reorganization that is filed with the bankruptcy court to reflect our recent agreement in principle with the committees representing asbestos personal injury claimants and equity security holders and the legal representative of future asbestos claimants, will substantially impact the value of the ownership interests of holders of currently outstanding Grace common stock.  The committee representing asbestos personal injury claimants and the legal representative of future asbestos claimants have filed an alternative plan of reorganization with the bankruptcy court that provides for the cancellation of the ownership interests of holders of currently outstanding Grace common stock.  Each of the filed plans is subject to the fulfillment of numerous conditions that may not ultimately be fulfilled.  The agreement in principle constitutes a broad overview of settled issues that are subject to substantial additional negotiation among the parties thereto before a joint plan reflecting its terms may be filed with the bankruptcy court and although it is supported by the parties thereto, other parties-in-interest in our Chapter 11 case are not parties thereto and may have objections to all or part thereof.  As a result, it is possible that neither of the filed plans, nor any plan reflecting the agreement in principle, will be approved by the bankruptcy court.  No party currently has exclusive rights to propose a plan of reorganization and solicit votes thereon, so any party-in-interest can propose a competing plan of reorganization at any time.  Therefore, until an ultimate plan of reorganization is confirmed, the interests of the holders of Grace common stock remain subject to substantial dilution or cancellation.  Accordingly, the value of Grace common stock is highly speculative and any investment in Grace common stock poses a high degree of risk.

Our financial statements have not been updated to reflect the terms of our recent agreement in principle with the committees representing asbestos personal injury claimants and equity security holders and the legal representative of future asbestos claimants.

Our financial statements reflect accounting for asbestos-related liabilities that is based on our proposed plan of reorganization as filed with the bankruptcy court.  Since the filing of our plan, the bankruptcy court has terminated Grace’s exclusive rights to propose a plan of reorganization and solicit votes thereon, the committee representing asbestos personal injury claimants and the legal representative of future asbestos claimants have filed a competing plan and we have entered into a agreement in principle with the committees representing asbestos personal injury claimants and equity security holders and the legal representative of future asbestos claimants.  Our plan, the competing plan and a plan based on the agreement in principle would result in substantially different treatment of our asbestos-related liabilities in our financial statements.  We expect to adjust our asbestos-related liability as necessary: to reflect rulings made by the bankruptcy court; when a new plan of reorganization is filed to reflect the terms of the agreement in principle; and when significant uncertainties have been resolved.  When we adjust our accounting based on a revised plan of reorganization or another plan that is filed and/or confirmed, such adjustments could be material to our consolidated financial position and results of operations.

Item 6.  EXHIBITS

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit

4.1

Amended and Restated Rights Agreement dated as of March 25, 2008 by and between W. R. Grace & Co. and Mellon Investor Services, LLC, as rights agent (incorporated by reference from Amendment No. 1 to the Grace Registration Statement on Form 10 as filed with the Securities and Exchange Commission on March 25, 2008)

4.2

Amendment No. 5 to Post-Petition Loan and Security Agreement (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 1, 2008)

4.3

Amendment No. 6 to Post-Petition Loan and Security Agreement (incorporated by reference from Exhibit 4.2 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 1, 2008)

10.1

Letter Agreement dated March 3, 2008 between Fred Festa, on behalf of Grace, and Hudson La Force III (incorporated by reference from Exhibit 10.01 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 7, 2008)

10.2	Letter Agreement dated March 31, 2008 between Fred Festa, on behalf of Grace, and Robert M. Tarola

10.3

Settlement Agreement dated March 11, 2008 between W. R. Grace & Co. and the U.S. government (incorporated by reference from Exhibit 10.01 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 11, 2008)

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

W. R. GRACE & CO.
(Registrant)

Date: May 9, 2008	By	/s/ A. E. Festa
A. E. Festa President and Chief Executive Officer

Date: May 9, 2008	By	/s/ Hudson La Force III
Hudson La Force III Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.2	Letter Agreement dated March 31, 2008 between Fred Festa, on behalf of Grace, and Robert M. Tarola

15	Accountants’ Awareness Letter

31.(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002