Form 10-Q
period 2008-09-30
W R GRACE & CO
filed 2008-11-07
CIK 1045309

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, $0.01 par value per share	72,157,518 shares

 W. R. GRACE & CO. AND SUBSIDIARIES

Table of Contents

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

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Review by Independent Registered Public Accounting Firm

        With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 2008 and 2007, PricewaterhouseCoopers LLP, the company's independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim financial statements. Accordingly, the degree of reliance on their report on the unaudited interim financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

 Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of W. R. Grace & Co.:

        We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of September 30, 2008, and the related consolidated statements of operations, shareholders' equity (deficit), and comprehensive income (loss) for each of the three-month and nine-month periods ended September 30, 2008 and September 30, 2007 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and September 30, 2007. These interim financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive income (loss) for the year then ended, and of cash flows for the year then ended December 31, 2007 (not presented herein), and in our report dated February 29, 2008, we expressed an unqualified opinion on those consolidated financial statements with an explanatory paragraph relating to the Company's ability to continue as a going concern. As discussed in Notes 1 and 7 to the accompanying consolidated financial statements, the Company changed its method of accounting from the Last-In-First-Out (LIFO) inventory valuation method for U.S. inventories to the First-In-First-Out (FIFO) inventory valuation method. The accompanying December 31, 2007 consolidated balance sheet reflects this change.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
November 7, 2008

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$889.4	$783.1	$2,548.6	$2,311.5
Cost of goods sold	633.4	532.6	1,777.2	1,564.7
Selling, general and administrative expenses	150.8	150.6	447.2	431.8
Research and development expenses	20.5	20.4	63.4	57.8
Defined benefit pension expense	14.1	13.1	42.4	38.9
Interest expense and related financing costs	13.1	17.3	42.8	57.1
Provision for environmental remediation	2.9	—	8.8	12.0
Chapter 11 expenses, net of interest income	12.0	21.3	48.4	62.7
Other (income) expense, net	14.5	(4.9)	(10.0)	(20.6)

	861.3	750.4	2,420.2	2,204.4

Income before income taxes and minority interest	28.1	32.7	128.4	107.1
Benefit from (provision for) income taxes	4.2	(8.6)	(38.9)	(36.7)
Minority interest in consolidated entities	(4.0)	(5.0)	(11.4)	(18.8)

Net income	$28.3	$19.1	$78.1	$51.6

Basic earnings per share:
Net income	$0.39	$0.27	$1.08	$0.74
Weighted average number of basic shares	72.2	70.2	72.0	69.9
Diluted earnings per share:
Net income	$0.39	$0.27	$1.07	$0.72
Weighted average number of diluted shares	72.8	71.5	72.7	71.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$78.1	$51.6
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	90.8	83.5
Chapter 11 expenses, net of interest income	48.4	62.7
Provision for income taxes	38.9	36.7
Income taxes paid, net of refunds	(39.1)	(35.8)
Minority interest in consolidated entities	11.4	18.8
Dividends paid to minority interests in consolidated entities	(13.3)	(12.0)
Interest accrued on pre-petition liabilities subject to compromise	38.8	56.2
Net (gain) loss on sales of investments and disposals of assets	0.3	(2.8)
Defined benefit pension expense	42.4	38.9
Payments under defined benefit pension arrangements	(57.4)	(85.5)
Net payments under postretirement benefit plans	(4.7)	(4.6)
Net income from life insurance policies	(2.0)	(3.0)
Provision for uncollectible receivables	0.8	(0.4)
Provision for environmental remediation	8.8	12.0
Expenditures for environmental remediation (excluding Libby environmental settlement)	(3.3)	(7.1)
Expenditures for retained obligations of divested businesses	(0.1)	(0.8)
Changes in assets and liabilities, excluding effect of foreign currency translation:
Working capital items (trade accounts receivable, inventories and accounts payable)	(75.8)	(69.1)
Other accruals and non-cash items	(40.1)	(7.3)

Net cash provided by operating activities before Chapter 11 expenses and settlements	122.9	132.0
Cash paid to resolve contingencies subject to Chapter 11(including Libby environmental settlement)	(252.0)	(10.3)
Chapter 11 expenses paid	(52.9)	(55.9)

Net cash provided by (used for) operating activities	(182.0)	65.8

INVESTING ACTIVITIES
Capital expenditures	(93.1)	(89.8)
Investments in short-term debt securities	—	(25.0)
Proceeds from sales of investment securities	61.5	—
Cash proceeds from sale of business	—	21.8
Purchase of equity investment	(3.0)	(6.3)
Businesses acquired, net of cash acquired	—	(5.5)
Proceeds from termination of life insurance policies	8.1	—
Net investment in life insurance policies	(0.2)	(1.2)
Proceeds from disposals of assets	2.8	5.5

Net cash used for investing activities	(23.9)	(100.5)

FINANCING ACTIVITIES
Proceeds from (repayments of) life insurance policy loans	40.0	(0.1)
Net borrowings under credit arrangements	1.5	0.7
Fees paid under debtor-in-possession credit facility	(1.6)	(2.0)
Proceeds from exercise of stock options	9.6	20.2

Net cash provided by financing activities	49.5	18.8

Effect of currency exchange rate changes on cash and cash equivalents	1.1	14.6

Decrease in cash and cash equivalents	(155.3)	(1.3)
Cash and cash equivalents, beginning of period	480.5	536.3

Cash and cash equivalents, end of period	$325.2	$535.0

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In millions, except par value and shares)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$325.2	$480.5
Investment securities	35.1	98.3
Cash value of life insurance policies, net of policy loans	30.8	77.1
Trade accounts receivable, less allowance of $4.6 (2007-$5.2)	531.1	500.6
Inventories	431.4	362.9
Deferred income taxes	48.7	37.7
Other current assets	84.9	80.8

Total Current Assets	1,487.2	1,637.9
Properties and equipment, net of accumulated depreciation and amortization of $1,591.4 (2007-$1,545.0)	710.1	706.1
Goodwill	122.0	122.3
Cash value of life insurance policies, net of policy loans	4.3	3.9
Deferred income taxes	723.6	747.5
Asbestos-related insurance	500.0	500.0
Overfunded defined benefit pension plans	64.8	54.1
Other assets	142.2	136.6

Total Assets	$3,754.2	$3,908.4

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$6.1	$4.7
Accounts payable	219.4	191.3
Other current liabilities	291.6	325.1

Total Current Liabilities	517.1	521.1
Debt payable after one year	0.3	0.3
Deferred income taxes	33.3	32.7
Minority interest in consolidated entities	69.7	73.2
Underfunded defined benefit pension plans	173.1	169.1
Unfunded pay-as-you-go defined benefit pension plans	121.8	137.9
Other liabilities	37.5	46.2

Total Liabilities Not Subject to Compromise	952.8	980.5
Liabilities Subject to Compromise—Note 2
Pre-petition bank debt plus accrued interest	815.2	783.0
Drawn letters of credit plus accrued interest	30.0	26.9
Income tax contingencies	88.7	89.3
Asbestos-related contingencies	1,700.0	1,700.0
Environmental contingencies	148.1	368.6
Postretirement benefits	151.4	172.7
Other liabilities and accrued interest	116.6	137.0

Total Liabilities Subject to Compromise	3,050.0	3,277.5

Total Liabilities	4,002.8	4,258.0

Commitments and Contingencies
Shareholders' Equity (Deficit)
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 2008-72,157,518 (2007-71,627,901)	0.8	0.8
Paid-in capital	434.9	431.5
Accumulated deficit	(290.0)	(368.1)
Treasury stock, at cost: shares: 2008-4,822,242; (2007-5,351,859)	(57.4)	(63.7)
Accumulated other comprehensive income (loss)	(336.9)	(350.1)

Total Shareholders' Equity (Deficit)	(248.6)	(349.6)

Total Liabilities and Shareholders' Equity (Deficit)	$3,754.2	$3,908.4

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Shareholders' Equity (Deficit) (Unaudited)

(In millions)

	Common Stock and Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)
Balance, June 30, 2008	$435.7	$(318.3)	$(57.5)	$(347.8)	$(287.8)
Net income	—	28.3	—	—	28.3
Stock plan activity	—	—	0.1	—	0.1
Other comprehensive income (loss)	—	—	—	10.9	10.8

Balance, September 30, 2008	$435.7	$(290.0)	$(57.4)	$(336.9)	$(248.6)

Balance, December 31, 2007	$432.4	$(368.1)	$(63.7)	$(350.1)	$(349.5)
Net income	—	78.1	—	—	78.1
Stock plan activity	3.3	—	6.3	—	9.6
Other comprehensive income (loss)	—	—	—	13.2	13.2

Balance, September 30, 2008	$435.7	$(290.0)	$(57.4)	$(336.9)	$(248.6)

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$28.3	$19.1	$78.1	$51.6
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.8)	19.8	(4.4)	34.4
Gain (loss) from hedging activities, net of income taxes	(7.5)	(0.2)	(3.5)	(0.3)
Defined benefit pension and other postretirement plans, net of income taxes (see Note 13)	20.2	6.5	21.1	45.5

Total other comprehensive income (loss)	10.9	26.1	13.2	79.6

Comprehensive income (loss)	$39.2	$45.2	$91.3	$131.2

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

        Under Chapter 11, the Debtors have continued to operate their businesses as debtors-in-possession under court protection from creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the asbestos-related claims. Since the Filing, all motions necessary to conduct normal business activities have been approved by the Bankruptcy Court. (See Note 2 for Chapter 11—Related Information.)

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

        The results of operations for the nine-month interim period ended September 30, 2008 are not necessarily indicative of the results of operations for the year ending December 31, 2008.

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

         Change in Accounting Principle—In the third quarter of 2008, Grace changed its method of accounting for the cost of its U.S inventories from the last-in/first-out method, or LIFO, to the first-in/first-out method, or FIFO. Grace decided to make this change in order to achieve a consistent inventory costing method for both U.S. and non-U.S. inventories. Grace has retrospectively restated the prior periods' financial statements for all periods presented herein to account for all inventories using FIFO in compliance with Statement of Financial Accounting Standards ("SFAS") 154. See Note 7 for further discussion.

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

         Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual amounts could differ from those estimates, and the differences could be material. Changes in estimates are recorded in the period identified. Grace's accounting measurements that are most affected by management's estimates of future events are:

  •
  Contingent liabilities, which depend on an assessment of the probability of loss and an estimate of ultimate resolution cost, such as asbestos-related matters (see Notes 2 and 3), environmental remediation (see Note 14), income taxes (see Note 4), and litigation (see Note 14); and

  •
  Pension and postretirement liabilities that depend on assumptions regarding participant life spans, future inflation, discount rates and total returns on invested funds (see Note 15); and

  •
  Realization values of net deferred tax assets and insurance receivables, which depend on projections of future income and cash flows and assessments of insurance coverage and insurer solvency.

        The accuracy of management's estimates may be materially affected by the uncertainties arising under Grace's Chapter 11 Cases.

         Effect of New Accounting Standards—In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 142-3, "Determination of the Useful Life of Intangible Assets." FSP 142-3 will improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13", and FSP 157-2, "Effective Date of FASB Statement No. 157". FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. Grace adopted SFAS No. 157 and the related FSPs in the first quarter of 2008, and the adoption for Grace's financial assets and liabilities did not have a material impact on its Consolidated Financial Statements. Grace does not believe the adoption of SFAS No. 157 for its

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

non-financial assets and liabilities, effective January 1, 2009, will have a material impact on its Consolidated Financial Statements. See Note 6 for further discussion of SFAS No. 157.

2. Chapter 11—Related Information

         Official Parties to Grace's Chapter 11 Cases—Three creditors' committees, two representing asbestos claimants, the Official Committee of Asbestos Personal Injury Claimants (the "PI Committee") and the Official Committee of Asbestos Property Damage Claimants (the "PD Committee"), and the third representing other unsecured creditors, and the Official Committee of Equity Security Holders (the "Equity Committee"), have been appointed in the Chapter 11 Cases. These committees, a legal representative of future asbestos personal injury claimants (the "PI FCR") and a legal representative of future asbestos property damage claimants (the "PD FCR"), have the right to be heard on all matters that come before the Bankruptcy Court and have important roles in the Chapter 11 Cases. The Debtors are required to bear certain costs and expenses of the committees and the representatives of future asbestos claimants, including those of their counsel and financial advisors.

        As discussed below, the Debtors, the Equity Committee, the PI Committee and the PI FCR have filed a joint plan of reorganization with the Bankruptcy Court that is designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined therein. The committee representing general unsecured creditors, the PD Committee and the PD FCR are not co-proponents of this plan.

         Plans of Reorganization—On November 13, 2004, Grace filed a proposed plan of reorganization, as well as several associated documents, including a disclosure statement, trust distribution procedures, exhibits and other supporting documents, with the Bankruptcy Court. On January 13, 2005, Grace filed an amended plan of reorganization (the "Prior Plan") and related documents to address certain objections of creditors and other interested parties. At the time it was filed, the Prior Plan was supported by the committee representing general unsecured creditors and the Equity Committee, but was not supported by the PI Committee, the PD Committee or the PI FCR. At the time of filing of the Prior Plan, the PD FCR had not been appointed.

        On July 26, 2007, the Bankruptcy Court terminated Grace's exclusive rights to propose a plan of reorganization and solicit votes thereon. As a result of the termination of these rights, any party-in-interest may propose a competing plan of reorganization. On November 5, 2007, the PI Committee and the PI FCR filed a proposed plan of reorganization (the "PI Plan") with the Bankruptcy Court.

        On April 6, 2008, the Debtors reached an agreement in principle with the PI Committee, the PI FCR, and the Equity Committee designed to settle all present and future asbestos-related personal injury claims (the "PI Settlement").

        Prior to the PI Settlement, the Bankruptcy Court entered a case management order for estimating liability for pending and future asbestos personal injury claims. A trial for estimating liability for such claims began in January 2008 but was suspended in April 2008 as a result of the PI Settlement.

        As contemplated by the PI Settlement, on September 19, 2008, the Debtors, supported by the Equity Committee, the PI Committee and the PI FCR, as co-proponents, filed a joint plan of

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

2. Chapter 11—Related Information (Continued)

reorganization (the "Joint Plan"), as well as several associated documents, including a disclosure statement, trust distribution procedures, exhibits and other supporting documents, with the Bankruptcy Court that is designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined therein. The Joint Plan supersedes the Prior Plan and the PI Plan. The committee representing general unsecured creditors, the PD Committee and the PD FCR are not co-proponents of the Joint Plan.

        Any plan of reorganization, including the Joint Plan and any plan of reorganization that may be filed in the future by a party-in-interest, will become effective only after a vote of eligible creditors and with the approval of the Bankruptcy Court and the U.S. District Court for the District of Delaware. Votes on a plan of reorganization may not be solicited until the Bankruptcy Court approves a related disclosure statement.

        Under the Joint Plan, two asbestos trusts would be established under Section 524(g) of the Bankruptcy Code. All asbestos-related personal injury claims would be channeled for resolution to one asbestos trust (the "PI Trust") and all asbestos-related property damage claims, including ZAI property damage claims, would be channeled to a separate asbestos trust (the "PD Trust").

        The Joint Plan assumes that Cryovac, Inc. ("Cryovac"), a wholly-owned subsidiary of Sealed Air Corporation ("Sealed Air"), will fund the PI Trust and the PD Trust with an aggregate of: (i) $512.5 million in cash (plus interest at 5.5% compounded annually from December 21, 2002); and (ii) 18 million shares (reflecting a two-for-one stock split) of common stock of Sealed Air, pursuant to the terms of a settlement agreement resolving asbestos-related, successor liability and fraudulent transfer claims against Sealed Air and Cryovac, as further described below (the "Sealed Air Settlement"). The value of the Sealed Air Settlement changes daily with the accrual of interest and the trading value of Sealed Air common stock. The Joint Plan also assumes that Fresenius AG ("Fresenius") will fund the PI Trust and the PD Trust with an aggregate of $115.0 million pursuant to the terms of a settlement agreement resolving asbestos-related, successor liability and fraudulent transfer claims against Fresenius, as further described below (the "Fresenius Settlement"). The Sealed Air Settlement and the Fresenius Settlement have been approved by the Bankruptcy Court, but remain subject to the fulfillment of specified conditions.

        The Joint Plan is designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined respectively, therein. However, it is possible that the Joint Plan will not be approved by the Bankruptcy Court. If the Joint Plan is not confirmed by the Bankruptcy Court or the U.S. District Court for the District of Delaware or does not become effective, the Debtors would expect to resume the estimation trial, which was suspended in April due to the PI Settlement, to determine the amount of its asbestos-related liabilities. Under those circumstances, a different plan of reorganization may ultimately be confirmed and become effective. Under that effective plan of reorganization, the interests of holders of Company common stock could be substantially diluted or cancelled. The value of Company common stock following the effective date of any plan of reorganization and the extent of any recovery by non-asbestos-related creditors would depend principally on the amount of Debtors' asbestos-related liability under such effective plan of reorganization.

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

2. Chapter 11—Related Information (Continued)

         Joint Plan of Reorganization—Under the terms of the Joint Plan, claims will be satisfied under the Chapter 11 Cases as follows:

Asbestos-Related Personal Injury Claims

        All pending and future asbestos-related personal injury claims and demands ("PI Claims") would be channeled to the PI Trust for resolution. The PI Trust would utilize specified trust distribution procedures to satisfy allowed PI Claims.

        The PI Trust would be funded with:

  •
  $250 million in cash plus interest thereon from January 1, 2009 to the effective date of the Joint Plan to be paid by Grace;

  •
  Cash in the amount of the PD Initial Payment (as described below) to be paid by Grace;

  •
  A warrant to acquire 10 million shares of Company common stock at an exercise price of $17.00 per share, expiring one year from the effective date of the Joint Plan;

  •
  Rights to all proceeds under all of the Debtors' insurance policies that are available for payment of PI Claims;

  •
  Cash in the amount of $512.5 million plus interest thereon from December 21, 2002 to the effective date of the Joint Plan at a rate of 5.5% per annum and 18 million shares of Sealed Air common stock to be paid by Cryovac pursuant to the Sealed Air Settlement reduced by the amount of Cryovac's contribution to the PD Initial Payment (as described below);

  •
  Cash in the amount of $115 million to be paid by Fresenius pursuant to the Fresenius Settlement reduced by the amount of Fresenius' contribution to the PD Initial Payment (as described below); and

  •
  Deferred payments by Grace-Conn. of $110 million per year for five years beginning in 2019, and $100 million per year for 10 years beginning in 2024, that would be subordinate to any bank debt or bonds outstanding, guaranteed by the Company and secured by the Company's obligation to issue 50.1% of its outstanding common stock to the PI Trust in the event of default.

Asbestos-Related Property Damage Claims

        All pending and future asbestos-related property damage claims and demands ("PD Claims") would be channeled to the PD Trust for resolution. The PD Trust would satisfy allowed asbestos-related claims and demands pursuant to specified trust distribution procedures and, solely with respect to Canadian ZAI PD Claims, pursuant to the Minutes of Settlement described in Note 3.

        All PD Claims other than Canadian ZAI PD Claims would be paid in cash by the PD Trust in the allowed settlement amount. Unresolved PD Claims and U.S. ZAI PD Claims would be litigated before the Bankruptcy Court pursuant to procedures to be approved by the Bankruptcy Court and, to the extent such claims were determined to be allowed claims, would be paid in cash by the PD Trust in the amount determined by the Bankruptcy Court.

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

2. Chapter 11—Related Information (Continued)

        Pursuant to the Minutes of Settlement, all Canadian ZAI PD Claims would be paid through a separate Canadian ZAI property damage claims fund to which the PD Trust would contribute CDN$6.5 million.

        The PD Trust would be funded with:

  •
  $109 million in cash plus cash in the amount of the estimated first six months of PD Trust expenses to be paid by Cryovac and Fresenius (the "PD Initial Payment"), and CDN$6.5 million in cash to be paid by Grace pursuant to the Minutes of Settlement.

  •
  A Grace obligation (the "PD Obligation") providing for a payment to the PD Trust every six months in the amount of the PD Claims allowed during the preceding six months plus interest and, except for the first six months of PD Trust, the amount of PD Trust expenses for the preceding six months, secured by the Company's obligation to issue 50.1% of its outstanding common stock to the PD Trust in the event of default. The aggregate amount to be paid under the PD Obligation would not be capped.

Other Claims

        All allowed administrative claims would be paid in cash and all allowed priority claims would be paid in cash with interest. Secured claims would be paid in cash with interest or by reinstatement. Allowed general unsecured claims would be paid in cash, including any post-petition interest as follows: (i) for holders of pre-petition bank credit facilities, post-petition interest at the rate of 6.09% from the Filing Date through December 31, 2005 and thereafter at floating prime, in each case compounded quarterly; and (ii) for all other unsecured claims that are not subject to a settlement agreement providing otherwise, interest at 4.19% from the Filing Date, compounded annually, or if pursuant to an existing contract, interest at the non-default contract rate. The general unsecured creditors that hold pre-petition bank credit facilities have asserted that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements which, if paid, would be materially greater than that reflected above. Grace has asserted that such creditors are not entitled to interest at the default rate and has requested the Bankruptcy Court to determine the appropriate rate at which interest would be payable. Unsecured employee-related claims such as pension, retirement medical obligations and workers compensation claims, would be reinstated.

Effect on Company Common Stock

        The Joint Plan assumes that Company common stock will remain outstanding at the effective date of the Joint Plan, but that the interests of existing shareholders would be subject to dilution by additional shares of Company common stock issued under the warrant, in the event of default in respect of the deferred payments by Grace-Conn. under the Company's security obligation and in the event of default in respect of the PD Obligation under the Company's security obligation.

         Claims Filings—The Bankruptcy Court established a bar date of March 31, 2003 for claims of general unsecured creditors, asbestos-related property damage claims (other than ZAI claims) and medical monitoring claims related to asbestos. The bar date did not apply to PI Claims or claims related to ZAI.

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

2. Chapter 11—Related Information (Continued)

        Approximately 14,900 proofs of claim were filed by the March 31, 2003 bar date. Of these claims, approximately 9,400 were non-asbestos related, approximately 4,300 were PD Claims, and approximately 1,000 were for medical monitoring. The medical monitoring claims were made by individuals who allege exposure to asbestos through Grace's products or operations. Under the Joint Plan, medical monitoring would be channeled to the PI Trust. In addition, approximately 800 proofs of claim were filed after the bar date.

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

        The Debtors analyzed the claims filed pursuant to the March 31, 2003 bar date and found that many are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of October 30, 2008, of the approximately 4,300 non-ZAI PD Claims filed, 310 claims have been resolved, approximately 3,585 claims have been expunged or withdrawn by claimants, leaving approximately 140 claims to be addressed through the property damage case management order approved by the Bankruptcy Court and/or the Joint Plan or another plan of reorganization. As of September 30, 2008, of the approximately 3,270 non-asbestos claims filed, approximately 1,860 have been expunged or withdrawn by claimants, approximately 1,145 have been resolved, and an additional approximately 265 claims are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.

        By order dated June 17, 2008, the Bankruptcy Court established October 31, 2008 as the bar date for U.S. ZAI PD Claims. Approximately 16,200 U.S. ZAI PD Claims were filed by the bar date. In addition, on October 20, 2008, the Bankruptcy Court established August 31, 2009 as the bar date for Canadian ZAI PD Claims. The Joint Plan provides for the channeling of U.S. ZAI PD Claims and Canadian ZAI PD Claims to the PD Trust. U.S. ZAI PD Claims would be resolved pursuant to specified trust distribution procedures. Canadian ZAI PD Claims would be resolved through a separate Canadian ZAI PD Claims fund to which the PD Trust would contribute CDN$6.5 million as described in Note 3. The Joint Plan provides that any ZAI PI Claims would be channeled to the PI Trust.

        The Debtors are continuing to analyze and review the filed claims in relation to the Joint Plan. Grace believes that its recorded liabilities for non-asbestos related claims subject to the March 31, 2003 bar date represent a reasonable estimate of the ultimate allowable amount for claims that are not in dispute or have been submitted with sufficient information to both evaluate the merit and estimate the value of the claim. The asbestos-related claims are considered as part of Grace's overall asbestos-related liability and are accounted for as described in Note 3.

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

        On November 29, 2002, Sealed Air (and Cryovac) and Fresenius each announced that they had reached agreements in principle with the PI and PD Committees to settle asbestos, successor liability and fraudulent transfer claims related to such transactions. Under the terms of the Fresenius Settlement, subject to the fulfillment of certain conditions, Fresenius would pay $115.0 million to the Debtors' estate as directed by the Bankruptcy Court upon confirmation of the Debtors' plan of reorganization. In July 2003, the Fresenius Settlement was approved by the Bankruptcy Court. Under the terms of the Sealed Air Settlement, subject to the fulfillment of certain conditions, Cryovac would make a payment of $512.5 million (plus interest at 5.5% compounded annually, commencing on December 21, 2002) and nine million shares (now 18 million shares to reflect a two-for-one stock split) of Sealed Air common stock (collectively valued at $1,094.2 million as of September 30, 2008), as directed by the Bankruptcy Court upon confirmation of a plan of reorganization. In June 2005, the Sealed Air Settlement was approved by the Bankruptcy Court.

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

        Pursuant to SOP 90-7, Grace's pre-petition and future liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of September 30, 2008, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation, and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. Grace presents reorganization items as "Chapter 11 expenses, net of interest income," a separate caption in its Consolidated Statements of Operations.

        Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the Fresenius Settlement and the Sealed Air Settlement, as such agreements are subject to conditions, which, although expected to be met, have not been satisfied and confirmed by the Bankruptcy Court. The value available under the Fresenius Settlement and the Sealed Air

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

2. Chapter 11—Related Information (Continued)

Settlement as measured at September 30, 2008, was $1,209.2 million comprised of $115.0 million in cash from Fresenius and $1,094.2 million in cash and stock from Cryovac. Payments under the Sealed Air Settlement will be made directly to the PI Trust and the PD Trust by Cryovac.

        Grace's Consolidated Balance Sheets separately identify the liabilities that are "subject to compromise" as a result of the Chapter 11 proceedings. In Grace's case, "liabilities subject to compromise" represent both pre-petition and future liabilities as determined under U.S. generally accepted accounting principles. Changes to pre-petition liabilities subsequent to the Filing Date reflect: (1) cash payments under approved court orders; (2) the terms of the Prior Plan, as discussed above and in Note 3, including the accrual of interest on pre-petition debt and other fixed obligations; (3) accruals for employee-related programs; and (4) changes in estimates related to other pre-petition contingent liabilities. The accounting for the asbestos-related liability component of "liabilities subject to compromise" is described in Note 3.

        Components of liabilities subject to compromise are as follows:

(In millions)	September 30, 2008	December 31, 2007
Pre-petition bank debt plus accrued interest	$815.2	$783.0
Drawn letters of credit plus accrued interest	30.0	26.9
Asbestos-related contingencies	1,700.0	1,700.0
Income taxes(1)	88.7	89.3
Environmental contingencies(2)	148.1	368.6
Postretirement benefits other than pension	69.2	84.0
Unfunded special pension arrangements	94.5	100.8
Retained obligations of divested businesses	30.8	30.9
Accounts payable	31.2	31.7
Other accrued liabilities(2)	54.6	74.4
Reclassification to current liabilities(3)	(12.3)	(12.1)

Total Liabilities Subject to Compromise	$3,050.0	$3,277.5

    (1)
    Amounts as of September 30, 2008 and December 31, 2007 are net of expected refunds of $80.0 million and $76.4 million, respectively.

    (2)
    In June 2008, Grace reclassified approximately $26.1 million of accrued interest from "Other accrued liabilities" to "Environmental contingencies" related to the settlement of environmental contingencies in Libby, Montana. See Note 14 for discussion.

    (3)
    As of September 30, 2008 and December 31, 2007, approximately $12.3 million and $12.1 million, respectively, of certain pension and postretirement benefit obligations subject to compromise have been presented in other current liabilities in the Consolidated Balance Sheet in accordance with SFAS No. 158.

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

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

2. Chapter 11—Related Information (Continued)

Change in Liabilities Subject to Compromise

        The following table is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through September 30, 2008:

(In millions)	Cumulative Since Filing
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Payment of environmental settlement liability—including Libby (see Note 14)	(252.9)
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Resolution of contingencies subject to Chapter 11	(130.0)
Other court orders including employee wages and benefits, sales and use tax, and customer programs	(365.4)
Expense/(income) items:
Interest on pre-petition liabilities	386.3
Employee-related accruals	48.0
Provision for asbestos-related contingencies	744.8
Provision for environmental contingencies	321.4
Provision for income tax contingencies	(15.4)
Balance sheet reclassifications:
Other balance sheet reclassifications	(38.0)

Balance, end of period	$3,050.0

        Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court's allowance of contingent or disputed claims.

        For the holders of pre-petition bank credit facilities, beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rates for the nine months ended September 30, 2008 and 2007 were 5.43% and 8.23%, respectively. From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly. The general unsecured creditors that hold pre-petition bank credit facilities have asserted that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements which, if paid, would be materially greater than that reflected above. Grace has asserted that such creditors are not entitled to interest at the default rate and has requested the Bankruptcy Court to determine the appropriate rate at which interest would be payable.

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

Chapter 11 Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Legal and financial advisory fees	$12.0	$24.3	$50.0	$70.5
Interest income	—	(3.0)	(1.6)	(7.8)

Chapter 11 expenses, net	$12.0	$21.3	$48.4	$62.7

        Pursuant to SOP 90-7, interest income earned on the Debtors' cash balances is offset against Chapter 11 expenses. For the nine months ended September 30, 2008, interest income was reduced by a $1.8 million charge related to the change in fair value of investment securities held by the Debtors.

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

2. Chapter 11—Related Information (Continued)

Condensed Financial Information of the Debtors

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Operations
(In millions) (unaudited)

	Nine Months Ended September 30,
	2008	2007
Net sales, including intercompany	$1,194.8	$1,129.1

Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	864.7	789.1
Selling general and administrative expenses, exclusive of defined benefit pension expense shown separately below	225.7	234.4
Research and development expenses	33.3	32.2
Depreciation and amortization	43.2	40.9
Defined benefit pension expense	28.0	28.8
Interest expense and related financing costs	42.2	56.5
Other (income) expense, net	(62.5)	(40.1)
Provision for environmental remediation	8.8	12.0
Chapter 11 expenses, net of interest income	48.4	62.8

	1,231.8	1,216.6

Loss before income taxes and equity in net income of non-filing entities	(37.0)	(87.5)
Benefit from (provision for) income taxes	(11.8)	9.3

Loss before equity in net income of non-filing entities	(48.8)	(78.2)
Equity in net income of non-filing entities	126.9	129.8

Net income	$78.1	$51.6

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

2. Chapter 11—Related Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Condensed Statements of Cash Flows
(In millions) (unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating Activities
Net income	$78.1	$51.6
Reconciliation to net cash used for operating activities:
Chapter 11 expenses, net of interest income	48.4	62.8
(Benefit from) provision for income taxes	11.8	(9.3)
Equity in net income of non-filing entities	(126.9)	(129.8)
Depreciation and amortization	43.2	40.9
Interest on pre-petition liabilities subject to compromise	38.8	56.2
Provision for environmental remediation	8.8	12.0
Other non-cash items, net	(1.7)	(5.8)
Contributions to defined benefit pension plans	(47.1)	(65.0)
Cash paid to resolve contingencies subject to Chapter 11	(252.0)	(10.3)
Chapter 11 expenses paid	(52.9)	(55.9)
Changes in other assets and liabilities, excluding the effect of businesses acquired/divested	28.5	(26.2)

Net cash used for operating activities	(223.0)	(78.8)

Investing Activities
Capital expenditures	(52.0)	(55.2)
Loan repayments from non-filing entities	133.1	85.1
Other investing activities	46.8	41.6

Net cash provided by investing activities	127.9	71.5

Net cash provided by financing activities	8.0	18.2

Net (decrease) increase in cash and cash equivalents	(87.1)	10.9
Cash and cash equivalents, beginning of period	206.8	233.8

Cash and cash equivalents, end of period	$119.7	$244.7

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

2. Chapter 11—Related Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Balance Sheets
(In millions) (unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$119.7	$206.8
Investment securities	35.1	98.3
Cash value of life insurance policies, net of policy loans	30.8	77.1
Trade accounts receivable, net	126.5	108.3
Receivables from non-filing entities, net	100.3	103.2
Inventories	171.8	136.7
Other current assets	55.5	47.1

Total Current Assets	639.7	777.5
Properties and equipment, net	405.0	403.8
Cash value of life insurance policies, net of policy loans	4.3	3.9
Deferred income taxes	711.3	725.6
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	409.0	524.2
Investment in non-filing entities	530.4	400.8
Overfunded defined benefit pension plans	0.3	1.5
Other assets	86.6	77.7

Total Assets	$3,286.6	$3,415.0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities	$228.9	$224.0
Minority interest in consolidated entities	61.1	64.5
Underfunded defined benefit pension plans	163.9	159.6
Other liabilities	31.3	39.0

Total Liabilities Not Subject to Compromise	485.2	487.1
Liabilities Subject to Compromise	3,050.0	3,277.5

Total Liabilities	3,535.2	3,764.6
Shareholders' Equity (Deficit)	(248.6)	(349.6)

Total Liabilities and Shareholders' Equity (Deficit)	$3,286.6	$3,415.0

        In addition to Grace's financial reporting obligations as prescribed by the U.S. Securities and Exchange Commission ("SEC"), the Debtors are also required, under the rules and regulations of the Bankruptcy Code, to periodically file certain statements and schedules and a monthly operating report with the Bankruptcy Court. This information is not included in or incorporated into this Report. This information is prepared in a format that may not be comparable to information in Grace's quarterly and annual financial statements as filed with the SEC. The monthly operating reports are not audited, do not purport to represent the financial position or results of operations of Grace on a consolidated basis, and should not be relied on for such purposes.

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

3. Asbestos Related Litigation

        Grace is a defendant in property damage and personal injury lawsuits relating to previously-sold asbestos-containing products. As of the Filing Date, Grace was a defendant in 65,656 asbestos-related lawsuits, 17 involving PD Claims (one of which has since been dismissed), and the remainder involving 129,191 PI Claims. Due to the Filing, holders of asbestos-related claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. The PI and PD Committees, representing the interests of asbestos personal injury and asbestos property damage claimants, respectively, and the PI FCR and PD FCR, representing the interests of future asbestos personal injury and property damage claimants, respectively, have been appointed in the Chapter 11 Cases. Grace's obligations with respect to present and future claims will be determined through the Chapter 11 process.

         Property Damage Litigation—The plaintiffs in asbestos property damage lawsuits generally seek to have the defendants pay for the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. Various factors can affect the merit and value of PD Claims, including legal defenses, product identification, the amount and type of product involved, the age, type, size and use of the building, the legal status of the claimant, the jurisdictional history of prior cases, the court in which the case is pending, and the difficulty of asbestos abatement, if necessary.

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

        Approximately 4,035 additional PD Claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Such claims were reviewed in detail by Grace, categorized into claims with sufficient information to be evaluated or claims that require additional information and, where sufficient information existed, the estimated cost of resolution was considered as part of Grace's recorded asbestos-related liability. Approximately 200 claims did not contain sufficient information to permit an evaluation. Grace objected to virtually all PD Claims on a number of different bases, including: no authorization to file a claim; the claim was previously settled or adjudicated; no or insufficient documentation; failure to identify a Grace product; expiration of the applicable statute of limitations and/or statute of repose, and/or laches; and a defense that the product in place is not hazardous. As of October 20, 2008, following the reclassification, withdrawal or expungement of claims, approximately 445 PD Claims subject to the March 31, 2003 bar date remain outstanding. The Bankruptcy Court has approved settlement agreements covering approximately 310 of such claims for an aggregate allowed amount of $92 million.

        Eight of the ZAI property damage cases were filed as purported class action lawsuits in 2000 and 2001. In addition, 10 lawsuits were filed as purported class actions in 2004 and 2005 with respect to persons and homes in Canada. These cases seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. The plaintiffs assert that this product is in millions of homes and that the cost of removal could be several thousand dollars per home. As a result of the Filing, the eight U.S. cases have been stayed.

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

3. Asbestos Related Litigation (Continued)

        Based on Grace's investigation of the claims described in these lawsuits, and testing and analysis of ZAI by Grace and others, Grace believes that ZAI was and continues to be safe for its intended purpose and poses little or no threat to human health. The plaintiffs in the ZAI lawsuits (and the U.S. government in the Montana criminal proceeding described in Note 14) dispute Grace's position on the safety of ZAI. In October, 2004, the Bankruptcy Court held a hearing on motions filed by the parties to address a number of important legal and factual issues regarding the ZAI claims. In December 2006, the Bankruptcy Court issued an opinion and order holding that, although ZAI is contaminated with asbestos and can release asbestos fibers when disturbed, there is no unreasonable risk of harm from ZAI. The ZAI claimants sought an interlocutory appeal of the opinion and order with the U.S. District Court for the District of Delaware, but that request was denied. The ZAI claimants have indicated they still intend to appeal such opinion and order when it becomes a final order.

        At the Debtors' request, in July 2008, the Bankruptcy Court established a bar date for U.S. ZAI PD Claims and approved a related notice program that requires persons with a U.S. ZAI PD Claim to submit individual proofs of claim no later than October 31, 2008. At the same time as the Debtors' request, the U.S. ZAI property damage claimants asked the Bankruptcy Court for various forms of relief: (1) to take such actions as would finalize the December 2006 order and permit an appeal to be taken; (2) to allow the U.S. ZAI PD Claims to return to the state court tort system; (3) to appoint an expert to estimate the number of homes containing ZAI; and (4) to certify a class claim on behalf of Washington state residents. The Bankruptcy Court denied the first three requests and has taken the motion to certify a class claim under advisement. Grace's recorded asbestos-related liability at September 30, 2008 assumes the risk of loss from U.S. ZAI litigation is not probable. If Grace's view as to risk of loss is not sustained, Grace believes the cost to resolve the U.S. ZAI litigation may be material.

        On September 2, 2008, the Company, Grace Canada and legal representatives of Canadian ZAI property damage claimants entered into an agreement (the "Minutes of Settlement") that would settle all Canadian ZAI PD Claims. The Minutes of Settlement were approved by the Ontario Superior Court of Justice in the Grace Canada, Inc. proceeding pending under the Companies' Creditors Arrangement Act, on October 17, 2008. Under the Minutes of Settlement, all CDN ZAI PD Claims would be paid through a separate Canadian ZAI PD Claims fund to which the PD Trust would contribute CDN$6.5 million. The Minutes of Settlement are subject to the confirmation and effectiveness of the Joint Plan. On October 20, 2008, the Bankruptcy Court established August 31, 2009 as the bar date for Canadian ZAI PD Claims.

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

        Cumulatively through the Filing Date, 16,354 asbestos personal injury lawsuits involving approximately 35,720 PI Claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved) and approximately 55,489 lawsuits involving approximately 163,698 PI Claims were disposed of (through settlements and judgments) for a

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

3. Asbestos Related Litigation (Continued)

total of $645.6 million. As of the Filing Date, 129,191 PI Claims for personal injury were pending against Grace. Grace believes that a substantial number of additional PI Claims would have been received between the Filing Date and September 30, 2008 had such PI Claims not been stayed by the Bankruptcy Court.

        The Bankruptcy Court has entered separate case management orders for estimating liability for pending and future PI Claims and adjudicating pending PD Claims, excluding ZAI claims. A trial for estimating liability for PI Claims began in January 2008 but was suspended in April 2008 as a result of the PI Settlement.

         Asbestos-Related Liability—The total recorded asbestos-related liability as of September 30, 2008 and December 31, 2007, including pre-Filing Date and post-Filing Date settlements, was $1,700 million and is included in "liabilities subject to compromise" in the Consolidated Balance Sheets. Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on the filing of the Prior Plan. The Prior Plan contained a condition precedent that the Bankruptcy Court determine that $1,613 million (this amount, plus $87 million of prepetition settlements and judgments, "the Funding Amount") was sufficient to pay, on a net present value basis, all PI Claims and PD Claims entitled to payment and related trust administration costs and expenses. Therefore, prior to the PI Settlement and the filing of the Joint Plan, Grace was prepared to settle its asbestos-related claims at the Funding Amount as part of a consensual plan of reorganization and recorded its asbestos-related liability on that basis. The treatment of asbestos-related liabilities is significantly different under the Joint Plan than under the Prior Plan. Grace has not adjusted its accounting for asbestos-related liabilities to reflect the Joint Plan. At this time, Grace is unable to determine a reasonable estimate of the value of certain consideration payable to the PI Trust and the PD Trust under the Joint Plan. These values will ultimately be determined on the effective date of the Joint Plan. Grace does not expect to adjust its recorded asbestos-related liability until material conditions to the Joint Plan are satisfied. Grace expects that such adjustments may be material to Grace's consolidated financial position and results of operations.

        If the Joint Plan is not confirmed by the Bankruptcy Court, the Debtors would expect to resume the estimation trial, which was suspended in April 2008 due to the PI Settlement, to determine the amount of its asbestos-related liabilities. Through the estimation process and the continued adjudication of PD Claims, Grace would seek to demonstrate that most claims have no value because they fail to establish any significant property damage, health impairment or occupational exposure to asbestos from Grace's operations or products. If the Bankruptcy Court agreed with Grace's position on the number of, and the amounts to be paid in respect of, allowed PI Claims and PD Claims, then Grace believes that the Funding Amount could be lower than $1,700 million. However, this outcome would be highly uncertain and would depend on a number of Bankruptcy Court rulings favorable to Grace's position. Conversely, the PI and PD Committees and the PI FCR have asserted that Grace's asbestos-related liabilities are substantially higher than $1,700 million, and in fact are in excess of Grace's business value. If the Bankruptcy Court accepted the position of the PI and PD Committees and the PI FCR, then any plan of reorganization likely would result in the loss of all or substantially all equity value by current shareholders. Grace believes that a resolution of its asbestos-related liabilities on terms that are different from those set forth in the Prior Plan would require an adjustment to its recorded asbestos-related liabilities and that this adjustment might be material to its consolidated financial position and results of operations.

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

3. Asbestos Related Litigation (Continued)

         Insurance Rights—Grace holds insurance policies that provide coverage for 1962 to 1985 with respect to asbestos-related lawsuits and claims. For the most part, coverage for years 1962 through 1972 has been exhausted, leaving coverage for years 1973 through 1985 available for pending and future asbestos claims. Since 1985, insurance coverage for asbestos-related liabilities has not been commercially available to Grace. As discussed in Note 2, pursuant to the Joint Plan, insurance policies that provide coverage for asbestos-related claims and proceeds, including interest, received after the date of the PI Settlement, would be assigned to the PI Trust.

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

        Grace has entered into settlement agreements with various excess insurance carriers. These settlements involve amounts paid and to be paid to Grace. The unpaid maximum aggregate amount available under these settlement agreements is approximately $433 million. With respect to PI Claims, the settlement agreements generally require that the PI Claims be spread over the claimant's exposure period and that each insurer pay a pro rata portion of each claim based on the amount of coverage provided during each year of the total exposure period.

        Presently, Grace has no settlement agreements in place with insurers with respect to approximately $483 million of excess coverage. Such policies are at layers of coverage that have not yet been triggered, but certain layers would be triggered if the Prior Plan were approved at the recorded asbestos-related liability of $1,700 million. In estimating the ultimate insurance recovery, Grace has assumed that the unsettled excess coverage would be available on terms that are substantially similar to the existing settlement agreements described above. Grace believes that any allowed ZAI PD Claims also would be covered under the policies discussed above to the extent they relate to installations of ZAI occurring after July 1, 1973 but before June 30, 1985. Under the terms of the Joint Plan, rights to all proceeds under all of the insurance policies that are available for payment of PI Claims, including amounts that would otherwise be available to fund ZAI PD Claims, would be assigned to the PI Trust.

        In addition, Grace has approximately $254 million of excess coverage with insolvent or non-paying insurance carriers. Non-paying carriers are those that, although technically solvent, are not currently meeting their obligations to pay claims. Grace has filed and continues to file claims in the insolvency proceedings of these carriers. Grace periodically receives distributions from some of these insolvent carriers and expects to receive distributions in the future.

        In November 2006, Grace entered into a settlement agreement with an underwriter of a portion of its excess insurance coverage. The insurer paid a settlement amount of $90 million directly to an escrow account for the benefit of the holders of claims for which Grace was provided coverage under the affected policies. The escrow account balance at September 30, 2008 approximated $96.7 million, including interest earned on the account. Funds will be distributed from this account directly to claimants at the direction of the escrow agent pursuant to the terms of a confirmed plan of

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

3. Asbestos Related Litigation (Continued)

reorganization or as otherwise ordered by the Bankruptcy Court. The settlement agreement provides that unless Grace confirms a plan of reorganization by December 31, 2008, at the option of the insurer, exercisable at any time prior to April 30, 2009, the escrow amount with interest must be returned to the insurer. Due to the open contingencies for the release of such amount, Grace has not recorded the amount in the escrow account or reduced its asbestos insurance receivable balance. Under the Joint Plan, the amount in the escrow account would be assigned to the PI Trust.

        As of September 30, 2008, including the settlement discussed above and after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements, there remains approximately $916 million of excess coverage from 53 presently solvent insurers. Grace estimates that eligible claims would have to exceed $4 billion to access total coverage. Grace further estimates that, assuming the resolution value of asbestos-related claims is equal to the recorded liability of $1,700 million (which should fund claim payments in excess of $2 billion), it should be entitled to approximately $500 million of insurance recovery, including the escrow described above. This amount was determined by estimating the aggregate and per year payout for claims over time and applying the expected insurance recovery factor to such claims. However, the ultimate amount of insurance recovered on such claims will depend on a number of factors that will only be determined at the time claims are paid including: the nature of the asbestos claim (PI Claim, PD Claim or ZAI PD Claim), the relevant exposure years, the timing of payment, the solvency of insurers and the legal status of policy rights. Accordingly, Grace's estimate of insurance recovery may differ materially from actual amounts received by Grace, or if the Joint Plan is confirmed and becomes effective, the PI Trust.

4. Income Taxes

        During the three months ended September 30, 2008, Grace decreased its liability for uncertain tax positions ("UTP") by the net amount of $9.5 million due primarily to the final settlement of the 1993-1996 federal income tax audit offset by accrued interest on the UTP balances. As a result, the total amount of unrecognized tax benefits at September 30, 2008 decreased to $170.6 million from $180.1 million at June 30, 2008.

        Grace files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. In many cases, Grace's uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by major jurisdiction:

Tax Jurisdiction(1)	Examination in Progress	Examination Not Yet Initiated
United States(2)	1994-2006	2005-2007
Germany	2002-2005	2006-2007
United Kingdom	None	2002-2007
Singapore	2001-2006	2007
France	2004-2005	2006-2007
Italy	None	2003-2007

    (1)
    Includes federal as well as state, provincial or local jurisdictions, as applicable.

    (2)
    In the U.S., the IRS has completed examining tax years through 2004. Tax years 1997-2001 have been examined and partially resolved and there are still pending issues in

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

4. Income Taxes (Continued)

      appeals or pending legal proceedings as described below. The Federal examination of 2005-2007 has not yet been initiated. Certain state tax examinations remain in progress relative to the years 1994-2006.

        Based upon the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, Grace expects that it may be required to adjust its aggregate recorded liabilities for uncertain tax positions in the next twelve months and that such adjustments may be material. The outcomes of other ongoing tax examinations remain uncertain, and it is possible that new issues will be raised by tax authorities, which may require an increase to the balance of unrecognized benefits. An estimate of such increases cannot reasonably be made. The status of U.S. tax examinations is as follows:

  •
  With respect to the 1993-1996 federal income tax audit, Grace reached final settlement with the Internal Revenue Service ("IRS") this quarter on the outstanding issue related to research and experimentation ("R&E") credits. Grace received approval of the proposed settlement from the Bankruptcy Court on July 21, 2008 and received notice from the IRS that the settlement was approved by the Joint Committee on Taxation on August 28, 2008. The settlement resulted in Grace recording a tax benefit in the amount of $11.4 million.

  •
  With respect to the IRS examination of the 1997-2001 tax years, Grace has received revised examination reports from the IRS, which include the review of losses carried back to 1988-1989 (collectively, the "Examination Reports") asserting, in the aggregate, approximately $32.5 million of net additional tax plus accrued interest. The most significant issue addressed in the Examination Reports concerns the carryback of a specified liability loss from the 1998 tax period to the 1989 taxable year. On March 22, 2007, Grace received a Notice of Deficiency with respect to the carryback of the specified liability loss and certain other issues. On June 19, 2007, Grace filed a petition in the United States Tax Court to resolve the issues relating to the Notice of Deficiency. On December 10, 2007, the Tax Court granted the parties' motion to forward the case to the IRS Appeals Office for the purpose of conducting settlement negotiations, which are ongoing.

Other Tax Matters

        As of September 30, 2008, Grace has prior-year tax credit carryforwards of $71.1 million consisting of $51.6 million of foreign tax credit carryforwards with expiration dates through 2017, $0.6 million of general business credit carryforwards with expiration dates through 2025 and $18.9 million of alternative minimum tax credit ("AMTC") carryforwards with no expiration dates. However, the $18.9 million of AMTC carryforwards includes $15.8 million which Grace does not expect will be available if Grace is successful in resolving certain issues reflected as uncertain tax positions.

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

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

5. Other (Income) Expense

        Components of other (income) expense, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Other (Income) Expense, net (In millions)	2008	2007	2008	2007
COLI income, net	$(0.2)	$(0.5)	$(2.0)	$(3.0)
Interest income	(0.7)	(1.6)	(3.1)	(5.3)
Net (gain) loss on sales of investments and disposals of assets	0.9	0.8	0.3	(2.8)
Currency translation—intercompany loans	42.3	(6.8)	4.5	(10.6)
Value of currency contracts	(29.4)	6.0	(5.7)	8.4
Other currency transaction effects	3.4	0.9	4.3	2.9
Interest income on joint venture cash balances	(0.2)	(0.7)	(0.4)	(2.0)
Other miscellaneous income	(1.6)	(3.0)	(7.9)	(8.2)

Total other (income) expense, net	$14.5	$(4.9)	$(10.0)	$(20.6)

        In November 2007, Grace executed an intercompany loan in the amount of €250 million between Grace's principal U.S. operating subsidiary and a newly established German subsidiary as part of a legal restructuring. In conjunction with the loan, Grace entered into a series of foreign currency forward contracts to attempt to minimize volatility from foreign currency movements on the loan amount. The forward contracts are aligned with the payment schedule of the intercompany loan, which has annual principal and interest payments from November 2009 through November 2013. This loan was not outstanding during the prior comparable period. The changes in fair values of the foreign currency forward contracts partially offset the foreign currency translation gains or losses from the revaluation of the intercompany loan.

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

        Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by SFAS No. 157:

Investment Securities

        Investment securities consist of direct or indirect investments in debt securities. Prior to the fourth quarter of 2007, Grace's investment in the Columbia Strategic Cash Portfolio Fund (the "Columbia Fund") was classified in cash and cash equivalents, as redemptions were available in cash. In December 2007, the Columbia Fund began an orderly liquidation that its principals expect will continue through 2009 and restricted redemptions to in-kind distribution of portfolio securities. In the nine months ended September 30, 2008, $61.5 million of Grace's account balance was distributed to Grace in cash. Grace has elected to maintain its investment in the Columbia Fund pending the orderly liquidation of the portfolio and to value its account based on the value of the underlying securities as determined by the fund principals. The fund principals have determined the value of the fund using a market approach, which consists of matrix pricing techniques based on widely available market data and comparables. Grace's investment in the Columbia Fund was valued at $35.1 million and $98.3 million at September 30, 2008 and December 31, 2007, respectively.

        Grace recorded a decrease in fair value of its Columbia Fund account of $1.8 million for the nine months ended September 30, 2008 due to unfavorable conditions in the credit markets. The decrease in fair value is recorded as an offset to interest income earned by Grace on its balance in the Columbia Fund which is netted against Chapter 11 expenses in the Consolidated Statements of Operations. This decrease in fair value was deemed to be other than temporary, and as such, was recorded in earnings.

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

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

6. Fair Value Measurements (Continued)

        As part of its risk management program, Grace enters into foreign currency exchange rate forward and/or option contracts to mitigate the effects of exchange rate fluctuations. Grace also utilizes foreign currency forward exchange rate and/or option contracts from time to time to hedge the value of its net investment in certain foreign entities. The valuation of Grace's foreign currency exchange rate forward contracts was determined using both a market approach and an income approach. Inputs used to value foreign currency exchange rate forward contracts consist of: (1) spot rates, which are quoted by various financial institutions; (2) forward points, which are primarily affected by changes in interest rates on Euro and $U.S. deposits; and (3) discount rates used to present value future cash flows, which are based on the London Interbank Offered Rate (LIBOR) curve.

        The following table presents the fair value hierarchy for non-financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

	Fair Value Measurements at September 30, 2008 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$35.1	$—	$35.1	$—
Currency derivatives	12.6	—	12.6	—

Total Assets	$47.7	$—	$47.7	$—

Liabilities
Commodity derivatives	$6.1	$—	$6.1	$—

Total Liabilities	$6.1	$—	$6.1	$—

7. Inventories

        Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at September 30, 2008 and December 31, 2007:

(In millions)	September 30, 2008	December 31, 2007
Raw materials	$99.0	$76.3
In process	53.4	44.7
Finished products	235.2	203.7
General merchandise	43.8	38.2

	$431.4	$362.9

        In the third quarter of 2008, Grace changed its method of accounting for U.S. inventories from LIFO to FIFO (see Note 1 for further discussion). The accounting change has resulted in

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

7. Inventories (Continued)

retrospectively restated prior period consolidated statements of operations and balance sheet measures as follows:

	Three Months Ended September 30, 2007
Consolidated Statement of Operations (In millions, except per share data)	As Restated	As Originally Reported	$ Change	% Change
Cost of goods sold	$532.6	$537.6	$(5.0)	(0.9)%

Income before income taxes and minority interest	32.7	27.4	5.3	19.3%
Provision for income taxes	(8.6)	(7.4)	(1.2)	16.2%
Minority interest in consolidated entities	(5.0)	(3.3)	(1.7)	51.5%

Net income	$19.1	$16.7	$2.4	14.4%

Diluted earnings per share	$0.27	$0.23	$0.04	17.4%

	Nine Months Ended September 30, 2007
Consolidated Statement of Operations (In millions, except per share data)	As Restated	As Originally Reported	$ Change	% Change
Cost of goods sold	$1,564.7	$1,588.2	$(23.5)	(1.5)%

Income before income taxes and minority interest	107.1	83.4	23.7	28.4%
Provision for income taxes	(36.7)	(31.6)	(5.1)	16.1%
Minority interest in consolidated entities	(18.8)	(9.8)	(9.0)	91.8%

Net income	$51.6	$42.0	$9.6	22.9%

Diluted earnings per share	$0.72	$0.59	$0.13	22.0%

	As of December 31, 2007
Consolidated Balance Sheet (In millions)	As Restated	As Originally Reported	$ Change	% Change
Inventories	$362.9	$303.5	$59.4	19.6%
Deferred income taxes	747.5	767.5	(20.0)	(2.6)%
Total assets	3,908.4	3,869.0	39.4	1.0%
Minority interest in consolidated entities	73.2	70.8	2.4	3.4%
Total liabilities	4,258.0	4,255.6	2.4	0.1%
Accumulated deficit	(368.1)	(405.1)	37.0	9.1%
Total shareholders' (deficit)	(349.6)	(386.6)	37.0	9.6%

        In the above table, the $0.3 million and $0.2 million difference between the change in cost of goods sold and the change in income before income taxes and minority interest as originally reported and as restated for the three and nine month periods ended September 30, 2007, respectively, relates, for each period, to miscellaneous reclassifications and rounding adjustments to other financial statement line items. The cumulative effect of the change from LIFO to FIFO was to reduce Grace's accumulated deficit by $37.0 million as of January 1, 2008. If Grace had not elected to change the accounting method for U.S. inventories from LIFO to FIFO, net income for the three months and nine months ended September 30, 2008 would have been $22.9 million ($0.31 per diluted share) and $61.6 million ($0.85 per share), respectively.

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

8. Other Balance Sheet Accounts

(In millions)	September 30, 2008	December 31, 2007
Other Assets
Deferred charges	$37.1	$38.4
Long-term receivables, less allowances of $0.0 (2007-$0.0)	1.1	1.3
Patents, licenses and other intangible assets, net	75.6	82.2
Fair value of foreign exchange rate forward contracts	12.6	2.5
Investments in unconsolidated affiliates and other	15.8	12.2

	$142.2	$136.6

Other Current Liabilities
Accrued compensation	$93.2	$97.2
Customer volume rebates	35.7	44.1
Accrued commissions	12.4	11.6
Accrued reorganization fees	23.1	27.5
Income tax payable	22.4	30.4
Deferred tax liability	8.9	8.8
Fair value of foreign exchange rate forward contracts	—	13.6
Other accrued liabilities	95.9	91.9

	$291.6	$325.1

Other Liabilities
Long-term self-insurance reserve	$8.0	$8.0
Retained obligations of divested businesses	5.3	5.3
Long-term incentive compensation	6.5	13.8
Other accrued liabilities	17.7	19.1

	$37.5	$46.2

        Accrued compensation in the table above includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

9. Life Insurance

        Grace is the beneficiary of corporate-owned life insurance ("COLI") policies on certain current and former employees with a net cash surrender value of $35.1 million and $81.0 million at September 30, 2008 and December 31, 2007, respectively. The policies were acquired to fund various employee benefit programs and other long-term liabilities and are structured to provide cash flow (primarily tax-free) over an extended number of years.

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

9. Life Insurance (Continued)

        The following tables summarize activity in these policies for the nine months ended September 30, 2008 and 2007, and the components of net cash value at September 30, 2008 and December 31, 2007:

	Nine Months Ended September 30,
Life Insurance—Activity Summary (In millions)	2008	2007
Earnings on policy assets	$2.5	$3.6
Interest on policy loans	(0.5)	(0.6)
Proceeds from policy loans	(40.0)	—
Premiums	0.4	1.7
Policy loan repayments	—	0.1
Proceeds from termination of life insurance policies	(8.1)	—
Net investing activity	(0.2)	(0.5)

Change in net cash value	$(45.9)	$4.3

Tax-free proceeds received	$0.2	$0.3

Components of Net Cash Value (In millions)	September 30, 2008	December 31, 2007
Gross cash value	$80.4	$85.8
Principal—policy loans	(45.0)	(4.7)
Accrued interest—policy loans	(0.3)	(0.1)

Total net cash value	35.1	81.0
Less: current portion	(30.8)	(77.1)

Net cash value—long-term	$4.3	$3.9

Insurance benefits in force	$123.7	$141.1

        Grace's financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

        In August 2008, Grace received proceeds of $40.0 million through a loan against the cash value of its life insurance policies. In June 2008, Grace surrendered and terminated life insurance policies and received approximately $8.1 million of net cash value from the terminations. As a result of the terminations, gross cash value of the policies was reduced by approximately $8.1 million. Grace's insurance benefits in force was reduced by approximately $18.9 million.

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

10. Debt

Components of Debt (In millions)	September 30, 2008	December 31, 2007
Debt payable within one year	$6.1	$4.7

Debt payable after one year
Other long-term borrowings	$0.3	$0.3

	$0.3	$0.3

Debt Subject to Compromise
Bank borrowings	$500.0	$500.0
Accrued interest on bank borrowings	315.2	283.0
Drawn letters of credit	25.9	23.6
Accrued interest on drawn letters of credit	4.1	3.3

	$845.2	$809.9

Full-year weighted average interest rates on total debt	5.5%	8.1%

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

        As of September 30, 2008 and December 31, 2007, the Debtors had no revolving loans and $64.8 million and $56.3 million, respectively, of standby letters of credit issued and outstanding under the DIP facility. These letters of credit and other holdback provisions reduced the aggregate unused availability for revolving loans and letters of credit, as of the April 1, 2008 effective date of the amended DIP facility, to $98.5 million. The letters of credit were issued mainly for trade-related matters such as performance bonds, as well as certain insurance and environmental matters.

11. Shareholders' Equity (Deficit)

        Under its Certificate of Incorporation, the Company is authorized to issue 300,000,000 shares of common stock, $0.01 par value. Of the common stock unissued at September 30, 2008, 3,195,416 shares were reserved for issuance pursuant to stock options and other stock incentives. During the nine months ended September 30, 2008 and 2007, 529,617 and 1,312,703 stock options were exercised for aggregate proceeds of $9.6 million and $20.2 million, respectively.

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

12. Earnings Per Share

        The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
Earnings Per Share	2008	2007	2008	2007
(In millions, except per share amounts)
Numerators
Net income	$28.3	$19.1	$78.1	$51.6

Denominators
Weighted average common shares—basic calculation	72.2	70.2	72.0	69.9
Dilutive effect of employee stock options	0.6	1.3	0.7	1.6

Weighted average common shares—diluted calculation	72.8	71.5	72.7	71.5

Basic earnings per share	$0.39	$0.27	$1.08	$0.74

Diluted earnings per share	$0.39	$0.27	$1.07	$0.72

        There were no anti-dilutive options outstanding for the three months and nine months ended September 30, 2008 and 2007.

13. Comprehensive Income (Loss)

        The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the three months and nine months ended September 30, 2008 and 2007:

Three Months Ended September 30, 2008 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(1.6)	$0.6	$(1.0)
Amortization of net deferred actuarial loss included in net periodic benefit cost	6.7	(2.3)	4.4
Other changes in funded status	24.4	(7.6)	16.8

Benefit plans, net	29.5	(9.3)	20.2
Foreign currency translation adjustments	(1.8)	—	(1.8)
Gain (loss) from hedging activities	(11.5)	4.0	(7.5)

Other comprehensive income (loss)	$16.2	$(5.3)	$10.9

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

13. Comprehensive Income (Loss) (Continued)

Nine Months Ended September 30, 2008 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(4.7)	$1.7	$(3.0)
Amortization of net deferred actuarial loss included in net periodic benefit cost	20.1	(6.9)	13.2
Other changes in funded status	14.1	(3.2)	10.9

Benefit plans, net	29.5	(8.4)	21.1
Foreign currency translation adjustments	(4.4)	—	(4.4)
Gain (loss) from hedging activities	(5.3)	1.8	(3.5)

Other comprehensive income (loss)	$19.8	$(6.6)	$13.2

Three Months Ended September 30, 2007 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(1.7)	$0.6	$(1.1)
Amortization of net deferred actuarial loss included in net periodic benefit cost	7.0	(2.4)	4.6
Other changes in funded status	4.0	(1.0)	3.0

Benefit plans, net	9.3	(2.8)	6.5
Foreign currency translation adjustments	19.8	—	19.8
Gain (loss) from hedging activities	(0.8)	0.6	(0.2)

Other comprehensive income (loss)	$28.3	$(2.2)	$26.1

Nine Months Ended September 30, 2007 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(5.2)	$1.8	$(3.4)
Amortization of net deferred actuarial loss included in net periodic benefit cost	21.1	(7.2)	13.9
Other changes in funded status	53.0	(18.0)	35.0

Benefit plans, net	68.9	(23.4)	45.5
Foreign currency translation adjustments	34.4	—	34.4
Gain (loss) from hedging activities	(0.9)	0.6	(0.3)

Other comprehensive income (loss)	$102.4	$(22.8)	$79.6

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

13. Comprehensive Income (Loss) (Continued)

        The following table presents the components of Grace's accumulated other comprehensive income (loss) at September 30, 2008 and December 31, 2007:

Components of Accumulated Other Comprehensive Income (Loss) (In millions)	September 30, 2008	December 31, 2007
Defined benefit pension and other postretirement plans:
Net prior service credit (net of tax)	$1.9	$4.9
Net deferred actuarial loss (net of tax)	(380.6)	(404.7)

Benefit plans, net	(378.7)	(399.8)
Foreign currency translation	45.8	50.2
Hedging activities, net of tax	(4.0)	(0.5)

Accumulated other comprehensive income (loss)	$(336.9)	$(350.1)

        Accumulated other comprehensive income (loss) related to the defined benefit pension and other postretirement plans at September 30, 2008 and December 31, 2007, respectively, represents the accumulation of net actuarial losses of $380.6 million and $404.7 million as well as net prior service credits of $1.9 million and $4.9 million. These amounts are net of tax and are amortized as a component of net periodic benefit cost. For the nine months ended September 30, 2008 and 2007, the pre-tax benefit recognized related to prior service credits was $4.7 million and $5.2 million, respectively, and the pre-tax expense recognized for amortization of accumulated actuarial losses was $20.1 million and $21.1 million, respectively. In addition, $14.1 million and $53.0 million of pre-tax income was recognized for changes in funded status during the nine months ended September 30, 2008 and 2007, respectively.

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

        At September 30, 2008, Grace's estimated liability for environmental investigative and remediation costs totaled $148.1 million, as compared with $368.6 million at December 31, 2007. This amount is based on funding and/or remediation agreements in place and Grace's best estimate of its cost for sites not subject to a formal remediation plan.

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

14. Commitments and Contingent Liabilities (Continued)

        In June 2008, the Bankruptcy Court approved a multi-site settlement agreement that Grace executed with the U.S. Government, on behalf of the Environmental Protection Agency ("EPA") and other federal agencies. This agreement addresses 38 sites for which the EPA has filed a claim against Grace. Under this agreement, Grace is required to pay approximately $44 million to the U.S. Government and other parties in settlement of 35 of these outstanding claims. In return, the U.S. Government has agreed not to take action against Grace under the Comprehensive Environmental Response, Compensation, and Liability Act with respect to such sites. In July 2008, Grace paid $0.7 million in partial reimbursement of the U.S. Government's administrative costs and is required to pay the remainder of the settlement at emergence. Grace intends to separately fund or carry out remediation at the three remaining sites, including remediation relating to Grace's former vermiculite mining and processing site in Libby, Montana discussed below.

        Net cash payments made against previously established reserves for the nine months ended September 30, 2008 and 2007 were $255.3 million and $7.1 million, respectively.

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

        Grace's total estimated liability for asbestos remediation related to its former vermiculite operations in Libby, including the cost of remediation at vermiculite processing sites outside of Libby, was $50.4 million and $270.8 million at September 30, 2008 and December 31, 2007, respectively, excluding interest. The estimated obligation at September 30, 2008 and December 31, 2007 does not include the cost to remediate the Grace-owned mine site at Libby.

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

14. Commitments and Contingent Liabilities (Continued)

         Montana Criminal Proceeding—On February 7, 2005, the United States Department of Justice announced the unsealing of a grand jury indictment against Grace and seven current or former senior level employees (United States of America v. W. R. Grace & Co. et al) relating to Grace's former vermiculite mining and processing activities in Libby, Montana. The indictment accuses the defendants of: (1) conspiracy to violate environmental laws and obstruct federal agency proceedings; (2) violations of the federal Clean Air Act; and (3) obstruction of justice.

        Grace purchased the Libby mine in 1963 and operated it until 1990; vermiculite processing activities continued until 1992. The grand jury charges that the conspiracy took place from 1976 to 2002. According to the U.S. Department of Justice, Grace could be subject to fines in an amount equal to twice the after-tax profit earned from its Libby operations or twice the alleged loss suffered by victims, plus additional amounts for restitution to victims. The indictment alleges that such after-tax profits were $140 million. Grace has categorically denied any criminal wrongdoing and intends to vigorously defend itself at trial. The District Court has set a trial date of February 17, 2009 and has indicated that the trial could last three to five months.

        The Bankruptcy Court previously granted Grace's request to advance legal and defense costs to the employees involved in this case, subject to a reimbursement obligation if it is later determined that the employees did not meet the standards for indemnification set forth under the appropriate state corporate law. For the nine months ended September 30, 2008 and 2007, total expense for Grace and the employees was $16.6 million and $11.2 million, respectively, which amounts are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Cumulative expenses to address this matter were $108.3 million through September 30, 2008.

        Grace will be unable to assess whether the indictment, or any conviction resulting therefrom, will have a material adverse effect on the results of operations or financial condition of Grace or affect Grace's bankruptcy proceedings. For the remainder of 2008, Grace expects legal fees for this matter to be in the range of approximately $8 million to $10 million. Grace intends to expense such costs as they are incurred.

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

        Grace purchased the Hamilton plant assets in 1963 and ceased operations in 1994. During the operating period, Grace produced spray-on fire protection products and other vermiculite-based products at this plant. The current property owners have carried out remediation activities as directed by the EPA. The property owners and the EPA have filed proofs of claim against Grace with respect to the Hamilton plant site. These claims were resolved as part of the multi-site settlement agreement described above for a total of approximately $4.1 million.

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

14. Commitments and Contingent Liabilities (Continued)

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

Non-Vermiculite Related Matters

        At September 30, 2008 and December 31, 2007, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $97.7 million and $97.8 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon an evaluation of claims for which sufficient information was available and the liabilities settled pursuant to the multi-site settlement agreement described above. As Grace receives new information, its estimated liability may change materially.

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

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

14. Commitments and Contingent Liabilities (Continued)

         Financial Assurances—Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At September 30, 2008, Grace had gross financial assurances issued and outstanding of $292.0 million, comprised of $141.7 million of surety bonds issued by various insurance companies, and $150.3 million of standby letters of credit and other financial assurances issued by various banks. As discussed in Note 10, $64.8 million of these financial assurances have been issued under the DIP facility.

        In connection with a 1994 divestment, Grace obtained a letter of credit in the maximum amount of $25.0 million to secure scheduled payments on bonds issued to fund the transaction. Amounts drawn under this letter of credit aggregated $6.3 million through September 30, 2008. The last of the bonds matures in November 2016. Because the primary source of bond payment funds is revenue from contracts under which timing and amounts of sales are variable, it is not possible to predict future draws.

         Accounting for Contingencies—Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. generally accepted accounting principles. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at September 30, 2008.

15. Pension Plans and Other Postretirement Benefit Plans

         Pension Plans—Grace maintains defined benefit pension plans covering employees of certain units who meet age and service requirements. Benefits are generally based on final average salary and years of service. Grace funds its U.S. qualified pension plans ("U.S. qualified pension plans") in accordance with U.S. federal laws and regulations. Non-U.S. pension plans ("non-U.S. pension plans") are funded under a variety of methods, as required under local laws and customs.

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

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

15. Pension Plans and Other Postretirement Benefit Plans (Continued)

        The assumed discount rate for pension plans reflects the market rates for high quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 6.25% as of December 31, 2007 was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. Based on review of an updated yield curve analysis as of September 30, 2008, Grace increased the discount rate for the U.S. qualified pension plans from 6.75% at June 30, 2008 to 7.50% at September 30, 2008 based on market rates at that time. Grace also evaluated the current discount rates for the pension plans in the United Kingdom, Germany and Canada, which combined represented approximately 90% of the benefit obligation of the non-U.S. pension plans as of December 31, 2007. Based on review of the yield curve analyses for these plans as of September 30, 2008, Grace changed the discount rate for the United Kingdom from 6.50% at June 30, 2008 to 7.00% at September 30, 2008, for Germany from 6.25% at June 30, 2008 to 6.75% at September 30, 2008, and for Canada from 6.00% at June 30, 2008 to 6.50% at September 30, 2008. The funded status as of September 30, 2008 reflects an increase in total assets of approximately $15 million, and a decrease in total liabilities of approximately $83 million as compared to June 30, 2008, resulting from the change in discount rates (including the postretirement plan). After tax effects, total assets decreased from June 30, 2008 to September 30, 2008 by approximately $18 million, total liabilities decreased by approximately $83 million and shareholders' equity increased by approximately $65 million. The funded status as of September 30, 2008 reflects an increase to total assets of approximately $40 million and a decrease to total liabilities of approximately $149 million as compared to December 31, 2007, resulting from the change in discount rates (including the postretirement plan). After tax effects, the total assets decreased from December 31, 2007 to September 30, 2008 by approximately $23 million, total liabilities decreased by approximately $149 million and shareholders' equity increased by approximately $126 million.

        At September 30, 2008, Grace's recorded pension liability for underfunded and unfunded plans was $396.6 million ($173.1 million included in "underfunded defined benefit pension plans", $121.8 million included in "unfunded pay-as-you-go defined benefit pension plans", $12.4 million included in "other current liabilities", and $89.3 million related to noncurrent supplemental pension benefits, included in "liabilities subject to compromise"). The recorded liability reflects: (1) the shortfall between dedicated assets and the PBO of underfunded plans ($173.1 million); and (2) the PBO of unfunded pay-as-you-go plans ($223.5 million).

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

15. Pension Plans and Other Postretirement Benefit Plans (Continued)

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

        The components of net periodic benefit cost (income) for Grace's pension and postretirement plans for the three months and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,
	2008			2007
	Pension			Pension
			Post- retirement			Post- retirement
Components of Net Periodic Benefit Cost (Income) (In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$4.1	$2.2	$—	$3.9	$2.1	$—
Interest cost	15.5	5.9	1.2	14.5	5.3	1.1
Expected return on plan assets	(15.4)	(4.9)	—	(14.6)	(5.5)	—
Amortization of prior service cost (credit)	0.3	0.1	(2.0)	0.6	0.2	(2.4)
Amortization of net deferred actuarial loss	5.0	1.3	0.4	5.3	1.3	0.4

Net periodic benefit cost (income)	$9.5	$4.6	$(0.4)	$9.7	$3.4	$(0.9)

	Nine Months Ended September 30,
	2008			2007
	Pension			Pension
			Post- retirement			Post- retirement
Components of Net Periodic Benefit Cost (Income) (In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$12.2	$6.6	$0.2	$11.8	$5.9	$0.2
Interest cost	46.6	18.0	3.6	43.5	15.4	3.4
Expected return on plan assets	(46.4)	(15.0)	—	(43.8)	(16.0)	—
Amortization of prior service cost (credit)	1.1	0.5	(6.3)	1.8	0.6	(7.5)
Amortization of net deferred actuarial loss	14.9	3.9	1.3	15.8	3.9	1.4

Net periodic benefit cost (income)	$28.4	$14.0	$(1.2)	$29.1	$9.8	$(2.5)

         Plan Contributions and Funding—Subject to any required approval of the Bankruptcy Court, Grace intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under U.S. generally accepted accounting principles. On June 18, 2008, Grace obtained Bankruptcy Court approval to fund minimum required payments of approximately $24 million for the period from July 2008 through January 2009. In that regard, Grace contributed approximately $11 million in September 2008 and approximately $6 million in October 2008 to the trusts that hold assets of the U.S. qualified pension plans. While Grace intends to continue to fund all minimum required payments under the U.S. qualified pension plans, there can be no assurance that the Bankruptcy Court will continue to approve these payments.

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

15. Pension Plans and Other Postretirement Benefit Plans (Continued)

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

16. Operating Segment Information

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Segment Data (In millions)	2008	2007	2008	2007
Net Sales
Grace Davison	$579.7	$491.5	$1,661.6	$1,483.3
Grace Construction Products	309.7	291.6	887.0	828.2

Total	$889.4	$783.1	$2,548.6	$2,311.5
Pre-tax Operating Income
Grace Davison	$62.2	$60.9	$209.8	$199.0
Grace Construction Products	44.9	44.3	114.9	117.8
Corporate Costs	(24.7)	(27.2)	(72.4)	(74.5)

Total	$82.4	$78.0	$252.3	$242.3

        The following table presents information related to Grace's operating segments for the three-month and nine-month periods ended September 30, 2008 and 2007, respectively. Only those corporate expenses directly related to the operating segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

        If Grace had not elected to change the accounting method for U.S. inventories from LIFO to FIFO, pre-tax operating income for the three months and nine months ended September 30, 2008 would have been $55.3 million and $186.1 million for Grace Davison and $43.9 million and $113.5 million for Grace Construction Products, respectively.

        Corporate costs include expenses of corporate headquarters functions incurred in support of core operations, such as corporate financial and legal services, human resources management, communications and regulatory affairs. Corporate costs also include certain pension and postretirement

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

16. Operating Segment Information (Continued)

benefits, including the amortization of deferred costs that are considered a core operating expense but not allocated to operating segments.

        The following table presents information related to the geographic areas in which Grace operated for the three months and nine months ended September 30, 2008 and 2007, respectively. Sales are attributed to geographic areas based on customer location.

	Three Months Ended September 30,		Nine Months Ended September 30,
Geographic Area Data (In millions)	2008	2007	2008	2007
Net Sales
United States	$292.7	$259.1	$816.1	$757.4
Canada and Puerto Rico	28.8	24.5	79.7	69.7

Total North America	$321.5	$283.6	$895.8	$827.1
Europe Africa	338.1	324.0	1,029.2	953.4
Asia Pacific	167.8	123.3	455.1	382.3
Latin America	62.0	52.2	168.5	148.7

Total	$889.4	$783.1	$2,548.6	$2,311.5

        The pre-tax operating income for Grace's operating segments for the three months and nine months ended September 30, 2008 and 2007, respectively, is reconciled below to income before income taxes and minority interest presented in the accompanying Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Operating Segment Data to Financial Statements (In millions)	2008	2007	2008	2007
Pre-tax operating income—core operations	$82.4	$78.0	$252.3	$242.3
Minority interest in consolidated entities	4.0	5.0	11.4	18.8
Chapter 11 expenses, net of interest income	(12.0)	(21.3)	(48.4)	(62.7)
Net gain (loss) on sales of investments and disposals of assets	(0.9)	(0.8)	(0.3)	2.8
Provision for environmental remediation	(2.9)	—	(8.8)	(12.0)
Interest expense and related financing costs	(13.1)	(17.3)	(42.8)	(57.1)
Other, net	(29.4)	(10.9)	(35.0)	(25.0)

Income before income taxes and minority interest	$28.1	$32.7	$128.4	$107.1

        Minority interest primarily pertains to Advanced Refining Technologies LLC ("ART"), a joint venture between Grace and Chevron Products Company where Grace has a 55% economic interest.

W. R. Grace & Co. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

17. Minority Interest in Consolidated Entities

        Within both Grace Davison and Grace Construction Products, Grace conducts certain business activities in various countries through joint ventures with unaffiliated third parties. The following tables present summary financial statistics for Grace's combined businesses subject to profit sharing:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Sales	$144.8	$90.0	$352.4	$305.8
Income before taxes	9.3	11.9	26.6	43.8
Net income	8.0	11.0	24.7	41.9
Minority interests in net income	4.0	5.0	11.4	18.8
Dividends paid to minority interests	—	(0.2)	(13.3)	(12.0)

(In millions)	September 30, 2008	December 31, 2007
Cash	$53.2	$57.0
Other current assets	171.9	162.8
Total assets	245.9	238.7
Total liabilities	86.0	74.7
Shareholders' equity	159.9	164.0
Minority interests in shareholders' equity	69.7	73.2

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Summary for September 30, 2008

        Following is a summary of key financial measures of our performance for the three months and nine months ended September 30, 2008 compared with the respective prior year periods. Our reportable operating segments reflect the transfer of our packaging technologies product line to our Grace Davison operating segment, which we completed in the fourth quarter of 2007. We have renamed our previous Grace Performance Chemicals operating segment as "Grace Construction Products" as a result of the transfer. We have retrospectively restated all segment information contained herein to reflect this realignment. Net results for each period have been primarily affected by: the performance of our businesses—which we categorize as "core operations;" and the impact of legal contingencies and other nonoperating liabilities—which we categorize as "noncore activities."

  •
  Sales increased 13.6% and 10.3% for the three months and nine months ended September 30, 2008 over the prior year periods. Grace Davison sales increased 17.9% and 12.0% and Grace Construction Products sales increased 6.2% and 7.1% for the three-month and nine-month periods over the prior year periods. Price increases totaled approximately $50 million in the third quarter, increasing sales approximately 6.4% when compared with the prior year quarter. Price increases totaled approximately $100 million in the nine months ended September 30, 2008, increasing sales approximately 4.3% when compared with the comparable prior year period. Sales were up: 13.4% and 8.3% in North America; 4.4% and 8.0% in Europe Africa; 36.1% and 19.0% in Asia Pacific; and 18.8% and 13.3% in Latin America, for the three-month and nine-month periods, respectively.

  •
  Net income was $28.3 million in the three months ended September 30, 2008 compared with $19.1 million in the prior year period. Net income was $78.1 million for the nine months ended September 30, 2008 compared with $51.6 million for the prior year period. The results for the 2008 and 2007 three-month and nine-month periods were negatively affected by Chapter 11 expenses, litigation, and other matters not related to core operations.

  •
  Pre-tax income from core operations was $82.4 million in the three months ended September 30, 2008 compared with $78.0 million in the prior year period, a 5.6% increase. Pre-tax income from core operations was $252.3 million and $242.3 million for the nine months ended September 30, 2008 and September 30, 2007, a 4.1% increase. Inflation on raw materials and energy costs totaled approximately $50 million in the third quarter, increasing costs approximately 18% when compared with the prior year quarter. Inflation on raw materials and energy costs totaled approximately $110 million in the nine months ended September 30, 2008, increasing costs approximately 13% when compared with the comparable prior year period. Pre-tax operating income of the Grace Davison operating segment increased 2.1% and 5.4% for the three months and nine months ended September 30, 2008, as compared with the prior year periods. Pre-tax operating income of Grace Construction Products increased 1.4% and decreased 2.5% for the three months and nine months ended September 30, 2008 as compared with the prior year periods.

  •
  Pre-tax loss from noncore activities was $33.9 million in the three months ended September 30, 2008 compared with $13.3 million in the prior year period and $47.2 million in the nine months ended September 30, 2008 compared with $39.5 million in the prior year period. The higher year-to-date loss is principally due to changes in foreign currency translation on intercompany loans net of hedge contract gains as well as higher legal costs related to the noncore matters.

  •
  Net cash used for operating activities for the nine months ended September 30, 2008 was $182.0 million compared with net cash provided by operating activities of $65.8 million for the prior year period. The change in net cash flow from operating activities was primarily attributable to a payment of $250 million related to the previously announced settlement of environmental claims relating to Grace's former operations in Libby, Montana.

  •
  During the third quarter of 2008, Grace changed its accounting policy for inventories in the U.S. from LIFO to FIFO in order to provide a consistent, global inventory accounting standard. Grace has applied the change retrospectively and restated all periods presented in this document.

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

  •
  Europe—includes Eastern and Western Europe, the Middle East, Africa, and India.

  •
  Asia—includes Asia (excluding India), the Pacific Rim Countries, Australia, and New Zealand.

        Global scope—We operate our business on a global scale with approximately 68% of our revenue (see following table) and over 50% of our operating properties outside the United States. We conduct business in 41 countries and in more than 20 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations in relation to the U.S. dollar affect our reported earnings, net assets and cash flows.

        The table below shows the sales in each of our operating segments, and domestic and international sales, as a percentage of our total sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of Total Grace Sales (In millions)	2008	2007	2008	2007
Grace Davison	65.2%	62.8%	65.2%	64.2%
Grace Construction Products	34.8%	37.2%	34.8%	35.8%

Total	100.0%	100.0%	100.0%	100.0%

Grace U.S.	32.9%	33.1%	32.0%	32.8%
Grace non-U.S.	67.1%	66.9%	68.0%	67.2%

Total	100.0%	100.0%	100.0%	100.0%

Chapter 11 Case

        As described under "Voluntary Bankruptcy Filing" in Notes 1 and 2 to the Consolidated Financial Statements, Grace and our principal U.S. operating subsidiary are debtors-in-possession under Chapter 11 of the U.S. Bankruptcy Code under the supervision of the United States Bankruptcy Court for the District of Delaware. Our non-U.S. subsidiaries, although not part of the Chapter 11 filing, are owned directly or indirectly by our principal operating subsidiary or other filing entities. Under Chapter 11, we have continued to operate our businesses as debtors-in-possession under court protection from creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the asbestos-related claims. Since the Chapter 11 filing, the Bankruptcy Court has approved all motions necessary to conduct normal business activities.

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

Summary Financial Information and Metrics

        Set forth below is a chart that lists our key operating statistics, and dollar and percentage changes for the three-month and nine-month periods ended September 30, 2008 and 2007. Please refer to this Analysis of Continuing Operations chart when reading Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

	Three Months Ended September 30,					Nine Months Ended September 30,
Analysis of Continuing Operations (In millions)	2008	2007	$ Change Fav (Unfav)	% Change Fav (Unfav)		2008	2007	$ Change Fav (Unfav)	% Change Fav (Unfav)
Net sales:
Grace Davison	$579.7	$491.5	$88.2	17.9%		$1,661.6	$1,483.3	$178.3	12.0%

Refining Technologies	305.3	228.9	76.4	33.4%		828.0	705.0	123.0	17.4%
Materials Technologies	183.4	169.6	13.8	8.1%		548.3	499.3	49.0	9.8%
Specialty Technologies	91.0	93.0	(2.0)	(2.2)%		285.3	279.0	6.3	2.3%

Grace Construction Products	309.7	291.6	18.1	6.2%		887.0	828.2	58.8	7.1%

Americas	164.4	154.9	9.5	6.1%		460.3	442.4	17.9	4.0%
Europe	106.1	99.2	6.9	7.0%		317.1	283.6	33.5	11.8%
Asia	39.2	37.5	1.7	4.5%		109.6	102.2	7.4	7.2%

Total Grace net sales	$889.4	$783.1	$106.3	13.6%		$2,548.6	$2,311.5	$237.1	10.3%

Pre-tax operating income:
Grace Davison(1)	$62.2	$60.9	$1.3	2.1%		$209.8	$199.0	$10.8	5.4%
Grace Construction Products(2)	44.9	44.3	0.6	1.4%		114.9	117.8	(2.9)	(2.5)%
Corporate costs:
Support functions	(11.3)	(11.8)	0.5	4.2%		(35.0)	(35.2)	0.2	0.6%
Pension, performance-related compensation, and other	(13.4)	(15.4)	2.0	13.0%		(37.4)	(39.3)	1.9	4.8%

Total Corporate costs	(24.7)	(27.2)	2.5	9.2%		(72.4)	(74.5)	2.1	2.8%

Pre-tax income from core operations	82.4	78.0	4.4	5.6%		252.3	242.3	10.0	4.1%
Pre-tax loss from noncore activities	(33.9)	(13.3)	(20.6)	(154.9)%		(47.2)	(39.5)	(7.7)	(19.5)%
Interest expense	(13.1)	(17.3)	4.2	24.3%		(42.8)	(57.1)	14.3	25.0%
Interest income	0.7	1.6	(0.9)	(56.3)%		3.1	5.3	(2.2)	(41.5)%

Income before Chapter 11 expenses and income taxes	36.1	49.0	(12.9)	(26.3)%		165.4	151.0	14.4	9.5%
Chapter 11 expenses, net of interest income	(12.0)	(21.3)	9.3	43.7%		(48.4)	(62.7)	14.3	22.8%
Benefit from (provision for) income taxes	4.2	(8.6)	12.8	148.8%		(38.9)	(36.7)	(2.2)	(6.0)%

Net income	$28.3	$19.1	$9.2	48.2%		$78.1	$51.6	$26.5	51.4%

Key Financial Measures:
Pre-tax income from core operations as a percentage of sales:
Grace Davison	10.7%	12.4%	NM	(1.7	)pts	12.6%	13.4%	NM	(0.8	)pts
Grace Construction Products	14.5%	15.2%	NM	(0.7	)pts	13.0%	14.2%	NM	(1.2	)pts
Total Core Operations	9.3%	10.0%	NM	(0.7	)pts	9.9%	10.5%	NM	(0.6	)pts
Total Core Operations adjusted for profit sharing of joint ventures(3)	9.7%	10.6%	NM	(0.9	)pts	10.3%	11.3%	NM	(1.0	)pts
Pre-tax income from core operations before depreciation and amortization	$112.3	$106.3	$6.0	5.6%		$343.1	$325.8	$17.3	5.3%
As a percentage of sales	12.6%	13.6%	NM	(1.0	)pts	13.5%	14.1%	NM	(0.6	)pts
Depreciation and amortization	$29.9	$28.3	$(1.6)	(5.7)%		$90.8	$83.5	$(7.3)	(8.7)%
Gross profit percentage (sales less cost of goods sold as a percent of sales)(4):
Grace Davison	25.5%	29.0%	NM	(3.5	)pts	28.0%	29.9%	NM	(1.9	)pts
Grace Construction Products	35.1%	37.7%	NM	(2.6	)pts	35.1%	37.0%	NM	(2.0	)pts
Total Grace	28.8%	32.0%	NM	(3.2	)pts	30.3%	32.3%	NM	(2.0	)pts
Net Consolidated Sales by Region:
North America	$321.5	$283.6	$37.9	13.4%		$895.8	$827.1	$68.7	8.3%
Europe Africa	338.1	324.0	14.1	4.4%		1,029.2	953.4	75.8	8.0%
Asia Pacific	167.8	123.3	44.5	36.1%		455.1	382.3	72.8	19.0%
Latin America	62.0	52.2	9.8	18.8%		168.5	148.7	19.8	13.3%

Total	$889.4	$783.1	$106.3	13.6%		$2,548.6	$2,311.5	$237.1	10.3%

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

Results of Operations

        The following is an overview of our financial performance for the three months and nine months ended September 30, 2008 compared with the prior year periods.

         Net Sales—The following tables identify the period-over-period increase or decrease in sales attributable to changes in product volume, product price and/or mix, and the impact of foreign currency translation and metals.

	Three Months Ended September 30, 2008 as a Percentage Increase (Decrease) from Three Months Ended September 30, 2007
Net Sales Variance Analysis	Volume	Price/Mix	Currency Translation	Metals	Total
Grace Davison	2.9%	5.4%	5.1%	4.5%	17.9%
Grace Construction Products	(2.5)%	5.1%	3.6%	N/A	6.2%
Net sales	0.9%	5.3%	4.6%	2.8%	13.6%
By Region:
North America	1.9%	7.2%	0.2%	4.1%	13.4%
Europe Africa	(6.3)%	3.9%	8.9%	(2.0%)	4.4%
Asia Pacific	15.5%	4.8%	1.9%	13.5%	36.1%
Latin America	5.4%	5.0%	7.8%	0.6%	18.8%

        Grace Davison:    Third quarter sales were $579.7 million, up 17.9% from the prior year quarter. Sales were positively affected by higher selling prices in all product groups and regions (which offset higher raw materials and energy costs), favorable foreign currency translation, and higher commodity metal costs. Volume growth was affected by slowing customer demand, particularly in Europe Africa, Hurricanes Gustav and Ike, which adversely affected sales in Refining Technologies and Specialty Technologies, and a 2007 product line divestiture in Specialty Technologies. Our contractual arrangements with certain customers provide for the pass through of certain commodity metals costs. The cost of these commodity metals can significantly fluctuate based on market factors and therefore can have a significant impact on sales.

        Grace Construction Products:    Third quarter sales were $309.7 million, up 6.2% from the prior year quarter. Sales were positively affected by higher selling prices in all major geographic regions and product groups and favorable foreign currency translation. Sales volumes were unfavorably impacted in North America and Western Europe by slowing customer demand for concrete admixtures in the commercial construction markets and by continuing weakness in residential construction. Higher sales of waterproofing protection products continue to partially offset lower volumes of other products.

	Nine Months Ended September 30, 2008 as a Percentage Increase (Decrease) from Nine Months Ended September 30, 2007
Net Sales Variance Analysis	Volume	Price/Mix	Currency Translation	Metals	Total
Grace Davison	0.9%	4.6%	5.6%	0.9%	12.0%
Grace Construction Products	(0.6)%	3.1%	4.6%	N/A	7.1%
Net sales	0.4%	4.1%	5.2%	0.6%	10.3%
By Region:
North America	0.4%	4.9%	0.4%	2.6%	8.3%
Europe Africa	(2.7)%	3.0%	10.0%	(2.2%)	8.0%
Asia Pacific	6.7%	4.8%	3.2%	4.0%	19.0%
Latin America	4.3%	4.5%	6.1%	(1.7%)	13.3%

        Grace Davison:    Sales for the nine months ended September 30, 2008 were $1,661.6 million, up 12.0% over the comparable prior year period. Sales were positively affected by favorable foreign currency translation and higher selling prices in all product groups and regions. Sales volume increased in all regions with the exception of Europe Africa which experienced lower customer demand. Sales volume was also unfavorably affected by the 2007 divestiture in Specialty Technologies.

        Grace Construction Products:    Sales for the nine months ended September 30, 2008 were $887.0 million, up 7.1% over the comparable prior year period. Construction Products sales for the nine months ended September 30, 2008 were favorably affected by foreign currency translation and higher selling prices in all major geographic regions and product groups. Strong sales of waterproofing protection products, mainly in North America and Middle East, offset the unfavorable impact of slowing customer demand for concrete and admixtures in the commercial construction markets in North America and Western Europe.

         Pre-tax Income from Core Operations—Operating profit for the three months and nine months ended September 30, 2008 increased mainly due to selling price increases and higher volumes, partially offset by inflation on raw materials and energy costs.

        We attempt to mitigate commodity-driven price volatility through hedging techniques such as layering our required supply under fixed delivery contracts, implementing customer pricing strategies, entering into commodity option and swap contracts with suppliers and financial institutions and entering into long-term supply contracts. Major raw materials that we consider for these arrangements include natural gas, certain metals, petroleum-based materials and certain industrial chemicals. The actual cost to us of raw materials under these arrangements can differ significantly from spot prices at any point in time. These contracts and programs can span a few months to several years. Our reported gross profit for the periods presented has been favorably affected by certain raw material supply arrangements and unfavorably affected by others relative to the then-current market price.

        We also attempt to mitigate the effects of volatility in the prices of commodity metals by entering into sales contracts with certain customers that provide for the full or partial pass-through of market prices for certain volatile commodity metals. Under these "pass-through" contracts, higher or lower market prices for commodity metals will increase or decrease net sales but will generally not affect pre-tax operating income to the same extent.

        Corporate costs include corporate functional costs (such as finance, legal services, human resources, communications and information technology), the cost of corporate governance (including directors and officers liability insurance) and pension costs related to both corporate employees and to the effects of changes in assets and liabilities for all of our pension plans. Corporate costs for the three months and nine months ended September 30, 2008 decreased primarily due to lower expenses for pensions and other employment-related costs.

        In the third quarter of 2008, we changed our method of accounting for the cost of our U.S inventories from the last-in/first-out method, or LIFO, to the first-in/first-out method, or FIFO. We made this change in order to achieve a consistent inventory costing method for both U.S. and non-U.S. inventories. We have retrospectively restated the prior periods' financial statements to account for all inventories using FIFO. See Note 7 for further discussion.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Provision for environmental remediation—vermiculite	$—	$—	$(5.0)	$(9.4)
Provision for environmental remediation—other sites	(2.9)	—	(3.8)	(2.6)

Total provision for environmental remediation	$(2.9)	$—	$(8.8)	$(12.0)

COLI income, net	$0.2	$0.5	$2.0	3.0
Translation effects—intercompany loans	(42.3)	6.8	(4.5)	10.6
Value of currency contracts	29.4	(6.0)	5.7	(8.4)
Gain on sale of real estate	—	—	1.5	1.1
Other	(3.5)	(1.2)	(5.4)	(1.8)

Total other income (expense), net	$(16.2)	$0.1	$(0.7)	$4.5

D&O insurance cost—portion related to Chapter 11	$(1.0)	$(1.5)	$(3.1)	$(4.5)
Asbestos administration	(2.5)	(2.1)	(6.1)	(6.2)
Postretirement benefit income—divested businesses	0.1	0.5	0.3	1.5
Stock appreciation rights	—	(2.1)	—	(2.1)
Legal defense costs	(8.2)	(5.7)	(16.5)	(13.1)
Other	(0.5)	(0.6)	(4.0)	(1.9)

Total selling, general and administrative expenses	$(12.1)	$(11.5)	$(29.4)	$(26.3)

Net pension costs—divested businesses	(2.7)	(1.9)	(8.3)	(5.7)

Total defined benefit pension expense	$(2.7)	$(1.9)	$(8.3)	$(5.7)

Total pre-tax loss from noncore activities	$(33.9)	$(13.3)	$(47.2)	$(39.5)

        In March 2004, we began accounting for currency fluctuations on a €293 million intercompany loan between our subsidiaries in the United States and Germany as a component of operating results instead of as a component of other comprehensive income. This change was prompted by an analysis of new tax laws in Germany and our cash flow planning in connection with our Chapter 11 reorganization, which together indicated that we should no longer consider this loan as part of our permanent capital structure in Germany. In May 2004, we entered into a series of foreign currency forward contracts with a U.S. bank to mitigate future currency fluctuations on the remaining loan balance. Contract amounts of €200.7 million were extended in June 2005 at varying rates and have terms that coincide with loan repayments that were due periodically through December 2008. As part of the contract extension, we were required to pay a settlement premium of $9.3 million to the bank. We have been recovering this settlement premium over time as the contracts settled at rates greater than the initial rates in the May 2004 foreign currency forward contracts. In June 2008, our German subsidiary repaid to the United States the outstanding principal and accrued interest on this intercompany loan, ahead of the original payment schedule. For the nine months ended September 30, 2008 and 2007, respectively, €61.6 million and €54.9 million of loan principal was repaid. For the nine months ended September 30, 2008 and 2007, we recognized a $4.4 million and a $8.4 million contract loss, respectively, offset by an $8.0 million and a $10.6 million foreign currency gain, respectively. As of September 30, 2008, we have accrued a current liability of $1.7 million, which represents the premium payable to the financial institution for settling the hedge contract at the spot rates in effect at the date of settlement, which were more favorable rates than the original contract terms. This liability is included in "Other current liabilities" in the Consolidated Balance Sheet at September 30, 2008 and we expect it will be paid by December 31, 2008.

        In November 2007, we executed an intercompany loan in the amount of €250 million between our principal U.S. operating subsidiary and a newly established German subsidiary as part of a legal restructuring. In conjunction with the loan, our U.S. subsidiary entered into a series of foreign currency forward contracts to attempt to minimize volatility from foreign currency movements on the loan amount. The forward contracts are aligned with the payment schedule of the intercompany loan, which has annual principal and interest payments in November 2009 through November 2013. While the intercompany loan is valued each period at the current exchange rate, the fair value of the hedge contract is determined by the net present value of the notional contract amounts at the current exchange rate plus or minus forward points to the date of maturity of each contract. For the nine months ended September 30, 2008, the difference in the value of the loan and the fair value of the hedge contract has resulted in a net loss of $2.6 million, of which approximately $1.3 million represents the change in forward points as interest rate differentials narrowed between the U.S. dollar and the Euro. The change in value of the intercompany loan and the hedge contract is recorded as a component of other (income) expense in the Consolidated Statements of Operations.

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

        An analysis of Chapter 11 costs follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Chapter 11 Expenses, net (In millions)	2008	2007	2008	2007
Costs related to:
Grace as debtor-in-possession	$8.8	$15.4	$31.4	$48.8
General Unsecured Committee	1.0	1.7	2.8	4.1
Asbestos Property Damage Committee	0.1	0.6	0.9	2.4
Asbestos Personal Injury Committee	1.0	3.4	6.8	7.5
Future Asbestos Claims Representative	0.8	2.4	6.6	6.0
Equity Committee	0.3	0.8	1.5	1.7

Total expenses	12.0	24.3	50.0	70.5
Interest earned on filing entity cash balances	—	(3.0)	(1.6)	(7.8)

Chapter 11 expenses, net	$12.0	$21.3	$48.4	$62.7

        The decrease in interest earned on filing entity cash balances is primarily due to lower cash balances and lower interest rates in 2008 compared to 2007 and to a $1.5 million loss during the three month period ended March 31, 2008 related to a decrease in value of investment securities. See "Cash Resources and Available Credit Facilities" below for further discussion of Grace's investment securities.

        We incur numerous other indirect costs to manage the Chapter 11 proceedings such as: management time devoted to Chapter 11 matters; added cost of debt capital; added costs of general business insurance, including D&O liability insurance premiums; and lost business and acquisition opportunities due to the complexities and restrictions of operating under Chapter 11.

         Interest Expense—Net interest expense for the three months and nine months ended September 30, 2008 decreased compared with the prior year periods due to reductions in the prime rate and reduced interest accruals for certain pre-petition obligations, partially offset by the effects of compounding interest on certain liabilities subject to compromise over the course of the Chapter 11 proceeding. Our existing plan of reorganization states that each holder of an allowed general unsecured claim shall be paid in full, plus post-petition interest. Post-petition interest shall accrue through the date of payment as follows:

  •
  For the holders of pre-petition bank credit facilities, beginning January 1, 2006, we agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rates on pre-petition bank debt for the nine months ended September 30, 2008 and 2007 were 5.43% and 8.23%, respectively. The general unsecured creditors that hold pre-petition bank credit facilities have asserted that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements which, if paid, would be materially greater than that reflected above. We have asserted that such creditors are not entitled to interest at the default rate and have requested the Bankruptcy Court to determine the appropriate rate at which interest would be payable.

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

        The average effective interest rates on pre-petition obligations for the nine months ended September 30, 2008 and 2007 were 4.82% and 6.70%, respectively. We do not expect to pay such interest until the effective date of the proposed joint plan of reorganization discussed below.

         Income Taxes—The income tax provision at the federal corporate rate of 35% for the nine months ended September 30, 2008 and 2007 would have been $41.0 million and $30.9 million, respectively. The primary differences in each period between these amounts and the recorded provision for income taxes, $38.9 million and $36.7 million, respectively, are due to discrete adjustments related to provisions for tax contingencies and the non-deductibility of certain Chapter 11 expenses.

Operating Segment Overview

        The following is an overview of the financial performance of our operating segments for the three months and nine months ended September 30, 2008 compared with the prior year periods.

Grace Davison

Sales

  •
  Refining Technologies—sales increased by 33.4% for the three months ended September 30, 2008 compared with the prior year period due primarily to strong order patterns for hydroprocessing catalysts, price increases for FCC and hydroprocessing catalysts, higher commodity metals costs passed through to customers, and favorable currency translation. Sales increased 17.4% for the nine months ended September 30, 2008 compared with the prior year period due primarily to price increases for FCC and hydroprocessing catalysts, volume growth in FCC catalysts, and favorable currency translation.

  •
  Materials Technologies—sales increased by 8.1% for the three months ended September 30, 2008 compared with the prior year period due primarily to favorable currency translation and price increases intended to offset inflation. Sales increased by 9.8% for the nine months ended September 30, 2008 compared with the prior year period due primarily to favorable currency translation and price increases, partially offset by decreased volumes due to lower customer demand, primarily in Europe.

  •
  Specialty Technologies—sales decreased 2.2% for the three months ended September 30, 2008 compared with the prior year period due primarily to unfavorable effects from Hurricane Ike and lower demand in Europe Africa. Sales increased 2.3% for the nine months ended September 30, 2008 compared with the prior year period due primarily to favorable currency translation and price increases, partially offset by decreased volumes in North America, Europe Africa and Asia Pacific.

	Three Months Ended September 30,
Net Sales by Region (In millions)	2008	2007	$ Change Fav (Unfav)	% Change Fav (Unfav)
North America	$174.9	$141.4	$33.5	23.7%
Europe Africa	236.6	229.0	7.6	33.2%
Asia Pacific	123.6	81.5	42.1	51.7%
Latin America	44.6	39.6	5.0	12.6%

Total Grace Davison	$579.7	$491.5	$88.2	17.9%

	Nine Months Ended September 30,
Net Sales by Region (In millions)	2008	2007	$ Change Fav (Unfav)	% Change Fav (Unfav)
North America	$481.1	$420.8	$60.3	14.3%
Europe Africa	729.4	681.5	47.9	7.0%
Asia Pacific	327.2	267.9	59.3	22.1%
Latin America	123.9	113.1	10.8	9.5%

Total Grace Davison	$1,661.6	$1,483.3	$178.3	12.0%

        In the 2008 periods, sales in all geographic regions benefited from favorable currency translation and price increases.

        For the three months ended September 30, 2008, North America sales also benefited from volume growth in Refining Technologies. Europe Africa sales were negatively affected by lower customer demand. Asia Pacific sales were positively affected by order patterns in hydroprocessing catalysts.

        For the nine months ended September 30, 2008, North America sales benefited from volume growth for FCC catalysts. Europe Africa sales were negatively affected by lower customer demand. Asia Pacific sales were positively impacted by higher customer demand.

Operating Income and Margin

        Pre-tax operating income of Grace Davison for the three months ended September 30, 2008 increased by 2.1% as compared with the prior year period. Pricing actions initiated early in the quarter across all product groups yielded significant benefits by the end of the quarter. However, pre-tax operating income for the three months ended September 30, 2008 was negatively affected by continued high raw material cost inflation, lost sales and higher production costs due to Hurricanes Gustav and Ike, and isolated product—specific operational issues that were resolved during the quarter. Operating margin for the three months ended September 30, 2008 was 10.7% compared with 12.4% for the prior year period.

        Pre-tax operating income for the nine months ended September 30, 2008 grew 5.4% over the prior year period. Higher raw material and energy costs more than offset selling price increases and productivity efforts. Operating margin for the nine months ended September 30, 2008 was 12.6% compared with 13.4% for the prior year period. Certain of our contractual arrangements with customers provide for the pass through of certain commodity metals costs. The pass through of higher commodity metals costs reduces our operating margin.

        If Grace had not elected to change the accounting method for U.S. inventories from LIFO to FIFO, pre-tax operating income for the Grace Davison operating segment for the three months and nine months ended September 30, 2008 would have been $55.3 million and $186.1 million, respectively.

Grace Construction Products

Sales

  •
  Americas—sales were $164.4 million for the three months ended September 30, 2008, up 6.1% over the prior year period. Sales in the U.S. for the three months ended September 30, 2008, were up 1.6% over the prior year period as the commercial construction market slowed during the 2008 period. A decrease in sales of construction chemicals partially offset an increase in sales of waterproofing products and the impact of pricing actions across all product lines in the U.S. Sales in this region for the nine months ended September 30, 2008 were $460.3 million, a 4.0% increase over the prior year period.

  •
  Europe—sales were $106.1 million for the three months ended September 30, 2008, up 7.0% over the prior year period. Growth in the Middle East and Eastern Europe was offset by weakness in Western Europe, where housing market corrections as well as slowing demand in commercial construction unfavorably affected sales. Sales in this region for the nine months ended September 30, 2008 were $317.1 million, an 11.8% increase over the prior year period.

  •
  Asia—sales were $39.2 million for the third quarter, up 4.5% over the prior year period. Sales for the nine months ended September 30, 2008 were $109.6 million, a 7.2% increase from the prior year period. The increase was mainly due to increased sales of construction chemicals, primarily in China, Southeast Asia, and Australia.

        Sales in the three months and nine months ended September 30, 2008 were also favorably affected by foreign currency translation and higher selling prices in all major geographic regions and product lines. Sales in the three months and nine months ended September 30, 2008 reflect continued weakness in the U.S. construction market.

	Three Months Ended September 30,
Net Sales by Product Group (In millions)	2008	2007	$ Change Fav (Unfav)	% Change Fav (Unfav)
Construction Chemicals	$200.7	$194.3	$6.4	3.3%
Building Materials	109.0	97.3	11.7	12.0%

Total Grace Construction Products	$309.7	$291.6	$18.1	6.2%

	Nine Months Ended September 30,
Net Sales by Product Group (In millions)	2008	2007	$ Change Fav (Unfav)	% Change Fav (Unfav)
Construction Chemicals	$573.9	$552.9	$21.0	3.8%
Building Materials	313.1	275.3	37.8	13.7%

Total Grace Construction Products	$887.0	$828.2	$58.8	7.1%

        Construction Chemicals product group sales include sales of specialty chemicals and fibers used in the manufacture of concrete and cement products. Sales of these products increased 3.3% in the three months ended September 30, 2008 from the prior year period due to selling price increases, primarily in North America and Europe, and favorable foreign currency translation in Europe and Latin America. Sales were negatively affected by lower volumes of concrete products in North America.

        Building Materials product group sales include sales of waterproofing and fire protection products. Sales of these products increased 12.0% in the three months ended September 30, 2008 from the prior year period due to increased volumes in the commercial market in North America and Europe and price increases in all regions, partly offset by lower sales into the residential market due to continued U.S. market weakness.

        The increase in sales for the nine months ended September 30, 2008 is due primarily to the favorable effects of currency translation, and to a lesser extent, growth in Building Materials sales in North America.

Operating Income and Margin

        Pre-tax operating income of Grace Construction Products for the three months and nine months ended September 30, 2008 increased 1.4% and decreased 2.5%, respectively, from the prior year periods. Price increases and productivity gains offset the impact of higher raw material costs and lower volumes. Pre-tax operating income for the nine months ended September 30, 2008 includes the severance costs for the previously disclosed reduction in force. Operating margins for the three months and nine months ended September 30, 2008 were 14.5% and 13.0%, respectively, compared with 15.2% and 14.2% for the respective prior year periods.

        If Grace had not elected to change the accounting method for U.S. inventories from LIFO to FIFO, pre-tax operating income for the Grace Construction Products operating segment for the three months and nine months ended September 30, 2008 would have been $43.9 million and $113.5 million, respectively.

         Operating Returns on Assets Employed—The following tables set forth the Grace Davison and Grace Construction Products total asset position and pre-tax return on average total assets as of September 30, 2008 and December 31, 2007. We use the measure pre-tax return on average total assets as an indicator of our efficiency in using our assets and allocating our resources to generate earnings. We devote significantly higher capital to the manufacture of Grace Davison products than to the manufacture of Grace Construction Products products. Conversely, non-manufacturing costs, particularly selling expenses, are significantly higher for Grace Construction Products than for Grace Davison.

Grace Davison (In millions)	September 30, 2008	December 31, 2007
Trade receivables	$311.4	$295.9
Inventory	349.1	286.8
Other current assets	39.9	31.6

Total current assets	700.4	614.3
Properties and equipment, net	486.8	484.7
Goodwill and other intangible assets	111.8	116.4
Other assets	18.0	17.4

Total assets	$1,317.0	$1,232.8

Pre-tax return on average total assets (trailing 12 months)	20.2%	21.2%

        Grace Davison's total assets increased by $84.2 million as of September 30, 2008. The increase was primarily due to higher inventory for raw materials and finished goods to support 2008 planned sales.

Grace Construction Products (In millions)	September 30, 2008	December 31, 2007
Trade receivables	$218.3	$201.2
Inventory	82.3	76.1
Other current assets	9.4	9.5

Total current assets	310.0	286.8
Properties and equipment, net	198.1	194.6
Goodwill and other intangible assets	85.9	88.2
Other assets	8.4	4.2

Total assets	$602.4	$573.8

Pre-tax return on average total assets (trailing 12 months)	24.3%	26.0%

        Grace Construction Products' total assets increased by $28.6 million as of September 30, 2008. The increase was primarily due to higher trade receivables caused by increased sales.

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

        The following table summarizes our net noncore liabilities at September 30, 2008 and December 31, 2007:

Net Noncore Liabilities (In millions)	September 30, 2008	December 31, 2007
Asbestos-related liabilities	$(1,700.0)	$(1,700.0)
Asbestos-related insurance receivable	500.0	500.0

Asbestos-related liability, net	(1,200.0)	(1,200.0)
Environmental remediation	(148.1)	(368.6)
Postretirement benefits	(69.2)	(84.0)
Income taxes	(88.7)	(89.3)
Retained obligations and other	(36.1)	(36.2)

Net noncore liability	$(1,542.1)	$(1,778.1)

        The decrease in noncore liabilities from year-end is primarily due to the settlement of certain environmental contingencies with the Environmental Protection Agency (see Note 14 to the Consolidated Financial Statements). We expect to resolve certain of these noncore recorded and contingent liabilities through our Chapter 11 proceedings. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts we recorded at September 30, 2008.

Chapter 11 Recent Developments

        For a discussion of the history of our Chapter 11 case, see Notes 1 and 2 to the Consolidated Financial Statements.

        On January 13, 2005, we filed a plan of reorganization and related documents, the Prior Plan, that amended our original plan of reorganization and disclosure statement filed on November 13, 2004 to address certain objections of creditors and other interested parties. On July 26, 2007, the Bankruptcy Court terminated our exclusive rights to propose a plan of reorganization and solicit votes thereon. As a result of the termination of these rights, any party-in-interest may propose a competing plan of reorganization. On November 5, 2007, the committee representing asbestos personal injury claimants, the PI Committee, and the representative of future asbestos personal injury claimants, the PI FCR, filed a competing plan of reorganization with the Bankruptcy Court, the PI Plan.

        On April 6, 2008, we reached an agreement in principle, the PI Settlement, with the PI Committee, the PI FCR, and the committee representing equity security holders, the Equity Committee. As contemplated by the PI Settlement, on September 19, 2008, supported by the Equity Committee, the PI Committee and the PI FCR as co-proponents, we filed a proposed joint plan of reorganization, as well as several associated documents including a disclosure statement, the Joint Plan, with the Bankruptcy Court. The Joint Plan is designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined therein. The Joint Plan supersedes the Prior Plan and the PI Plan. The committees representing general unsecured creditors and asbestos property damage claimants and the representative of future asbestos property damage claimants are not co-proponents of the Joint Plan. See Note 2 to the Consolidated Financial Statements for a description of the Joint Plan.

        We anticipate that we will require approximately $1.5 billion in new financing to fund the Joint Plan. The actual amount of new financing will generally depend on resolution costs of our outstanding claims and contingent liabilities and our operating capital requirements. Until the current crisis in the global credit markets abates, traditional debt financing may be unavailable to us on acceptable terms. If we are unable to obtain the required financing on acceptable terms, our emergence from Chapter 11 may be delayed.

        Any plan of reorganization, including the Joint Plan and any plan of reorganization that may be filed in the future by a party-in-interest, will become effective only after a vote of eligible creditors and with the approval of the Bankruptcy Court and the U.S. District Court for the District of Delaware. Votes on a plan of reorganization may not be solicited until the Bankruptcy Court approves a related disclosure statement.

Accounting and Tax Treatment of the Joint Plan of Reorganization

        We adjusted our asbestos-related liability in the fourth quarter of 2004 based on the filing of the Prior Plan as discussed in Notes 2 and 3 to the Consolidated Financial Statements.

        As described in Note 2 to the Consolidated Financial Statements, the Joint Plan contemplates that two asbestos trusts would be established under Section 524(g) of the Bankruptcy Code. All asbestos-related personal injury claims would be channeled for resolution to one asbestos trust and all asbestos-related property damage claims would be channeled to another asbestos trust. We expect to measure the various forms of consideration that we would use to fund the asbestos trusts under the Joint Plan as follows:

  •
  Warrants—The warrants would be recorded in our Consolidated Financial Statements at fair value on the effective date of the Joint Plan as an increase in paid-in capital and a decrease in our asbestos-related liability. The value of the warrants would be calculated using inputs such as risk-free borrowing rates, the market price of Grace common stock underlying the warrants and the expected volatility of Grace common stock prices.

  •
  Deferred payments—We would record a liability for the present value of the future cash payments to be made from 2019 to 2033, and a decrease in our asbestos-related liability. We would estimate this value using a discount rate that is impacted by many factors including: (i) interest rates at the effective date of the Joint Plan; (ii) our credit standing, (iii) restrictive covenants and terms of our other credit facilities; and (iv) assessment of the risk of a default, which would require us to issue shares of Grace common stock.

        The treatment of asbestos-related liabilities is significantly different under the Joint Plan than under the Prior Plan. We have not adjusted our accounting for asbestos-related liabilities to reflect the Joint Plan. At this time, we are unable to determine a reasonable estimate of the value of the warrants and deferred payments to be issued to the asbestos trusts under the Joint Plan. These values will ultimately be determined on the effective date of the Joint Plan. We do not expect to adjust our recorded asbestos-related liabilities until material conditions to the Joint Plan are satisfied. We expect that these adjustments may be material to our consolidated financial position and results of operations.

        If the Joint Plan is not confirmed by the Bankruptcy Court or the District Court or does not become effective, a different plan of reorganization may ultimately become effective. Under that effective plan of reorganization, the interests of our shareholders could be substantially diluted or cancelled. The value of Grace common stock following the effective date of any plan of reorganization and the extent of any recovery by non-asbestos-related creditors would depend principally on the amount of our asbestos-related liability under such effective plan of reorganization. If the Joint Plan is not confirmed or does not become effective, we would expect to resume the estimation trial, which was suspended in April 2008 due to the PI Settlement, to determine the amount of our asbestos-related liabilities.

        We believe that a resolution of our asbestos-related liabilities on terms that are different from those set forth in the Prior Plan would require an adjustment to our recorded asbestos-related liabilities and that this adjustment might be material to our consolidated financial position and results of operations.

        We provided proforma financial information in our quarterly and annual filings from 2005, when the Prior Plan was filed with the Bankruptcy Court, to this year, when the PI Settlement was signed, to describe the proforma effects of the Prior Plan. We provided proforma financial information for the Joint Plan in the exhibits to the Joint Plan in compliance with the requirements of the Bankruptcy Code. That proforma financial information is not included in or incorporated into this Report. We have not updated the Joint Plan proforma financial information to reflect events occurring after the filing of the Joint Plan with the Bankruptcy Court, nor do we expect to update it until we adjust our accounting for asbestos-related liabilities to reflect the Joint Plan.

        For tax purposes, the fair value of the warrants on the date of issuance would be treated as a deductible expense in the year of transfer. The deferred payment liability would be deductible in full at the time of payment. Due to the payment of these and other deductible bankruptcy claims, we anticipate generating significant net operating losses, or NOLs, in the year of emergence. Although we intend to implement tax planning strategies to preserve the NOLs, there is a risk that substantial NOLs will be utilized in structuring emergence financing through repatriation of non-U.S. funds, as may be required to fund prepetition liabilities at emergence. The NOLs can also be lost or substantially reduced upon a change in the ownership of Grace common stock as defined under U.S. tax rules.

Financial Condition, Liquidity, and Capital Resources

         Financial Condition—Our balance sheet as of September 30, 2008, as compared with our balance sheet as of December 31, 2007, was impacted by the following:

  •
  A decrease in cash of $155.3 million primarily due to the payment of $252.0 million to the EPA related to the settlement of environmental claims in Libby, Montana, partially offset by $40 million in proceeds from life insurance policy loans and $61.5 million in proceeds from the sale of investment securities;

  •
  An increase in inventories of $68.5 million, primarily driven by inflation on raw materials used in Grace Davison manufacturing processes and foreign currency translation;

  •
  A decrease in investment securities of $63.2 million due to distributions in cash from, and changes in fair value of, our investment securities, as discussed below;

  •
  An increase in accounts receivable of $30.5 million primarily from increased sales;

  •
  A decrease in the cash value of life insurance policies of $45.9 million primarily due to a $40 million loan taken against the policies;

  •
  A decrease in other current liabilities of $33.5 million primarily due to the reclassification of $27.7 million in interest payable from other current liabilities to liabilities subject to compromise related to the environmental settlement with the EPA;

  •
  A decrease in liabilities subject to compromise of $227.5 million due to the payment of $252.0 million to the Environmental Protection Agency related to the settlement of environmental claims, partially offset by the reclassification of $27.7 million in interest payable.

         Chapter 11-Related Information—See Note 2 to the Consolidated Financial Statements.

         Asbestos-Related Litigation—See Note 3 to the Consolidated Financial Statements.

         Environmental Matters—See Note 14 to the Consolidated Financial Statements.

         Defined Contribution Retirement Plans—We sponsor a defined contribution retirement plan for our employees in the United States. This plan qualifies under section 401(k) of the U.S. tax code. At the present time, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Our costs related to this benefit plan were $3.2 million and $3.2 million for the three-month periods ended September 30, 2008 and 2007 and $9.9 million and $9.5 million for the nine-month periods ended September 30, 2008 and 2007.

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

        The following tables present the components of defined benefit pension expense and cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Defined Benefit Pension Expense (In millions)	2008	2007	2008	2007
Annual pension benefits earned	$6.3	$6.0	$18.8	$17.7

Interest on opening liability—advance-funded plans	17.8	16.9	53.8	49.9
Expected return on plan assets	(20.3)	(20.1)	(61.4)	(59.8)

Net financing cost (benefit) of advance-funded plans	(2.5)	(3.2)	(7.6)	(9.9)
Interest on opening liability—pay-as-you-go plans	3.6	2.9	10.8	9.0

Net pension financing cost (benefit)	1.1	(0.3)	3.2	(0.9)
Amortization of:
Plan changes related to prior service	0.4	0.8	1.6	2.4
Accumulated differences between actual and assumed performance(1)	6.3	6.6	18.8	19.7

Net pension catch-up expense	6.7	7.4	20.4	22.1

Total Defined Benefit Pension Expense	$14.1	$13.1	$42.4	$38.9

	Three Months Ended September 30,		Nine Months Ended September 30,
Cash Contributions to Defined Benefit Pension Plans (In millions)	2008	2007	2008	2007
U.S. advance-funded plans	$10.5	$24.3	$43.2	$61.2
U.S. pay-as-you-go plans	1.4	1.3	3.9	3.8
Foreign advance-funded plans	1.3	1.3	4.4	15.8
Foreign pay-as-you-go plans	1.7	1.6	5.9	4.7

Total Cash Contributions	$14.9	$28.5	$57.4	$85.5

(1)
Primarily related to return on assets, termination and mortality.

        The following table presents the funded status of fully-funded, underfunded and unfunded pension plans as determined under U.S. generally accepted accounting principles:

	Fully-Funded(1) Pension Plans		Underfunded(1) Pension Plans		Unfunded(2) Pension Plans
Funded Status of Pension Plans (In millions)	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Projected benefit obligation	$206.3	$254.8	$842.8	$948.3	$223.5	$245.9
Fair value of plan assets	271.1	308.9	669.7	779.2	—	—

Funded status (PBO basis)	$64.8	$54.1	$(173.1)	$(169.1)	$(223.5)	$(245.9)

(1)
Plans intended to be advance-funded.

(2)
Plans intended to be pay-as-you-go.

        Fully-funded plans include several defined benefit pension plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO. This group of plans was overfunded by $64.8 million as of September 30, 2008, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheet. Underfunded plans include a group of defined benefit pension plans that are underfunded on a PBO basis by a total of $173.1 million as of September 30, 2008. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $223.5 million at September 30, 2008 is unfunded. The combined balance of the underfunded and unfunded plans was $396.6 million as of September 30, 2008 and is presented as a liability on the Consolidated Balance Sheet as follows—$12.4 million in "other current liabilities," $173.1 million included in "underfunded defined benefit pension plans", $121.8 million included in "unfunded pay-as-you-go defined benefit pension plans", and $89.3 million in "liabilities subject to compromise."

        Beginning in 2007, on a quarterly basis, we analyze pension assets and pension liabilities along with the resulting funded status and update our estimate of these measures. Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates, and other identifiable and material actuarial changes.

        The assumed discount rate for pension plans reflects the market rates for high quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 6.25% as of December 31, 2007 was selected in consultation with our independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. Based on review of an updated yield curve analysis as of September 30, 2008, we increased the discount rate for the U.S. qualified pension plans from 6.75% at June 30, 2008 to 7.50% at September 30, 2008 based on market rates at that time. In addition, we evaluated the current discount rates for the pension plans in the United Kingdom, Germany and Canada, which combined represented approximately 90% of the benefit obligation of the non-U.S. pension plans as of December 31, 2007. Based on review of the yield curve analyses for these plans as of September 30, 2008, we changed the discount rate for the United Kingdom from 6.50% at June 30, 2008 to 7.00% at September 30, 2008, and for Germany from 6.25% at June 30, 2008 to 6.75% at September 30, 2008, and for Canada from 6.00% at June 30, 2008 to 6.50% at September 30, 2008. The funded status as of September 30, 2008 reflects an increase in total assets of approximately $15 million, and a decrease in total liabilities of approximately $83 million as compared to June 30, 2008, resulting from the change in discount rates (including the postretirement plan). After tax effects, total assets decreased from

June 30, 2008 to September 30, 2008 by approximately $18 million, total liabilities decreased by approximately $83 million and shareholders' equity increased by approximately $65 million. The funded status as of September 30, 2008 reflects an increase to total assets of approximately $40 million and a decrease to total liabilities of approximately $149 million as compared to December 31, 2007, resulting from the change in discount rates (including the postretirement plan). After tax effects, the total assets decreased from December 31, 2007 to September 30, 2008 by approximately $23 million, total liabilities decreased by approximately $149 million and shareholders' equity increased by approximately $126 million.

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

        Assets available at September 30, 2008 to fund the PBO of the U.S. advance-funded defined benefit pension plans totaled approximately $662 million, down $112 million from December 31, 2007, primarily as a result of negative equity market returns. It is our intention to satisfy obligations under the pension plans and to comply with the requirements of the Employee Retirement Income Security Act of 1974. On June 18, 2008, we obtained Bankruptcy Court approval to fund minimum required payments of approximately $24 million for the period from July 2008 through January 2009. In that regard, we contributed approximately $11 million in September 2008 and approximately $6 million in October 2008 to the trusts that hold assets of the U.S. defined benefit pension plans. While we intend to continue to fund all minimum required payments under the U.S. defined benefit pension plans, there can be no assurance that the Bankruptcy Court will continue to approve the funding needs of such plans. Contributions to non-U.S. plans are not subject to Bankruptcy Court approval and we intend to fund such plans based on applicable legal requirements and actuarial and trustee recommendations; $10.3 million was funded during the nine months ended September 30, 2008.

        We expect total pension expense for 2008 to be approximately $57 million, and benefit payments to retirees to aggregate approximately $85 million for all pension programs in 2008.

         Postretirement Benefits Other Than Pensions—We provide certain health care and life insurance benefits for retired employees, a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of the cost of benefits under this program was $1.4 million and $5.1 million during the three months and nine months ended September 30, 2008 compared with $2.4 million and $8.3 million during the three months and nine months ended September 30, 2007. We received Medicare subsidy payments of $0.4 million and $3.7 million during the nine months ended September 30, 2008 and 2007. Our recorded liability for postretirement benefits of $69.2 million at September 30, 2008 is stated at net present value discounted at 7.50% (as discussed under Defined Benefit Pension Plans). Our proposed plan of reorganization provides for the continuation of these benefits.

         Tax Matters—See Note 4 to the Consolidated Financial Statements and "Income Taxes" above for further discussion of our tax accounting and tax contingencies.

         Other Contingencies—See Note 14 to the Consolidated Financial Statements for a discussion of our other contingent matters.

         Cash Resources and Available Credit Facilities—At September 30, 2008, we had cash and cash equivalents of $325.2 million, short-term investment securities of $35.1 million, and net cash value of life insurance of $35.1 million.

        Investment securities of $35.1 million and $98.3 million at September 30, 2008 and December 31, 2007 consist of direct or indirect investments in debt securities. Prior to the fourth quarter of 2007, our investment in the Columbia Strategic Cash Portfolio Fund was classified in cash and cash equivalents as redemptions were available in cash. In December 2007, the fund began an orderly liquidation that is expected to continue through 2009 and restricted redemptions to an in-kind distribution of securities held by the fund. We have elected to remain in the fund and to value the fund based on the underlying securities as determined by the fund principals. We recorded a decrease in fair value of $1.8 million in the nine months ended September 30, 2008 due to unfavorable conditions of the credit markets. The loss is recorded as an offset to interest income earned on the Columbia Strategic Cash Fund, which is net against Chapter 11 expenses in the Consolidated Statements of Operations. This loss was deemed to be other than temporary, and as such, was recorded in earnings.

        Net cash value of life insurance represents the cash value of premiums paid by us for life insurance policies in the names of current and former executive officers. We have presented $30.8 million and $77.1 million of the total value at September 30, 2008 and December 31, 2007 as current assets, as it is our expectation that this amount may be accessed in 2008 as part of our reorganization financing.

        Our previous $250 million debtor-in-possession post-petition loan and security agreement, or DIP facility, expired on March 31, 2008. On April 1, 2008, we entered into an amended DIP facility with a syndicate of lenders that provides for up to $165 million of revolving loans and face amount of letters of credit. The amended DIP facility is secured by a priority lien on substantially all assets of our filing entities with the exclusion of the capital stock of non-U.S. subsidiaries, and bears interest based on the London Interbank Offered Rate (LIBOR). The amended DIP facility permits the increase of commitments of existing lenders and/or commitments by new lenders up to an aggregate maximum of $250 million.

        The following table summarizes our U.S. and non-U.S. credit facilities as of September 30, 2008, giving effect to the April 1, 2008 amendment to the DIP facility:

Credit Facilities (In millions)	Maximum Borrowing Amount	Amount Available	Expiration Date
Country
U.S.	$165.0	$98.5	04/01/10	(1)
Germany	73.2	60.0	12/31/09
Germany	17.6	2.9	12/31/08
France	5.3	5.3	12/31/08
Argentina	0.3	0.3	12/31/08
Brazil	1.1	1.1	12/31/08
Singapore	4.8	2.6	03/31/09
Venezuela	0.9	0.9	12/31/08
Colombia	0.1	0.1	12/31/08

Total	$268.3	$171.7

    (1)
    Expiration date is the earlier of April 1, 2010 or our emergence from Chapter 11.

        We believe that these funds and credit facilities will be sufficient to finance our operations and support our business strategy while in Chapter 11. We anticipate that we will require up to $1.5 billion in new financing to fund the Joint Plan. The actual amount of new financing needed will generally depend on resolution costs of our outstanding claims and contingent liabilities and our operating capital requirements. Until the current crisis in the global credit markets abates, traditional debt financing may be unavailable to us on acceptable terms. If we are unable to obtain the required financing on acceptable terms, our emergence from Chapter 11 may be delayed.

         Debt and Other Contractual Obligations—Total debt outstanding at September 30, 2008 was $851.6 million including $319.3 million of accrued interest on pre-petition debt. As a result of the Chapter 11 filing, we are now in default, under the terms of the relevant agreements, on $525.9 million of pre-petition debt, which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of September 30, 2008. The amount of accrued interest could be adjusted upward or downward consistent with the plan of reorganization ultimately approved by the Bankruptcy Court. The automatic stay provided under the bankruptcy code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest on such debt during the Chapter 11 proceedings unless further developments lead management to conclude that it is probable that such interest will be compromised.

        See Note 14 to the Consolidated Financial Statements for a discussion of financial assurances.

Analysis of Cash Flows

        Our net cash used for operating activities for the nine months ended September 30, 2008 was $182.0 million, compared with a net cash inflow of $65.8 million for the nine months ended September 30, 2007. The change in operating cash flow is primarily due to payments of $252.0 million to the Environmental Protection Agency to settle the EPA's cost recovery claims related to environmental remediation activities in Libby, Montana, and higher cash taxes paid. These cash outflows were partially offset by lower cash contributions to defined benefit pension plans. Net cash used for investing activities for the nine months ended September 30, 2008 and 2007 was $23.9 million and $100.5 million, respectively. The change in investing cash flows is primarily related to proceeds from sales of investment securities and proceeds from the termination of life insurance policies in the 2008 period, partially offset by the purchase of short-term debt securities in the 2007 period. Net cash inflow from financing activities for the nine months ended September 30, 2008 and 2007 was $49.5 million and $18.8 million, respectively, primarily from a borrowing of $40.0 million against the COLI policies in the 2008 period and cash received from stock option exercises in both periods.

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

Item 4.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As of September 30, 2008, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There were no changes in Grace's internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        Notes 2, 3 and 14 to the interim consolidated financial statements in Part 1 of this Report are incorporated herein by reference.

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

Our proposed joint plan of reorganization, if confirmed and effective, will substantially impact the value of currently outstanding shares of Grace common stock.

        On September 19, 2008, supported by Official Committee of Equity Security Holders, the Official Committee of Asbestos Personal Injury Claimants and the legal representative of future asbestos personal injury claimants, as co-proponents, we filed a proposed joint plan of reorganization, the Joint Plan, with the Bankruptcy Court that is designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined therein. The Joint Plan would, if confirmed and effective, substantially impact the value of the ownership interests of holders of currently outstanding Grace common stock. The Joint Plan is subject to the fulfillment of numerous conditions that may not ultimately be fulfilled. Although it is supported by the parties thereto, other parties-in-interest in our Chapter 11 case have objected to several provisions of the Joint Plan. As a result, it is possible that the Joint Plan will not be confirmed by the Bankruptcy Court or the District Court or become effective. Further, we anticipate that we will require approximately $1.5 billion in new financing to fund the Joint Plan. Until the current crisis in the global credit markets abates, traditional debt financing may be unavailable to us on acceptable terms. If we are unable to obtain the required financing on acceptable terms, our emergence from Chapter 11 may be delayed. No party currently has exclusive rights to propose a plan of reorganization and solicit votes thereon, so any party-in-interest can propose a competing plan of reorganization at any time. Therefore, until an ultimate plan of reorganization is confirmed and effective, the interests of the holders of Grace common stock remain subject to substantial dilution or cancellation. Accordingly, the value of Grace common stock is highly speculative and any investment in Grace common stock poses a high degree of risk.

Our financial statements have not been updated to reflect the terms of the Joint Plan.

        Our financial statements reflect accounting for asbestos-related liabilities that is based on the conditions precedent to the amended plan of reorganization that we filed in 2005, the Prior Plan, rather than the Joint Plan. The Prior Plan and the Joint Plan would result in substantially different treatment of our asbestos-related liabilities in our financial statements. We do not expect to adjust our recorded asbestos-related liability until material conditions to the Joint Plan are satisfied. When we adjust our accounting based on the Joint Plan or another plan that is filed and/or confirmed, such adjustments could be material to our consolidated financial position and results of operations.

We have not updated the proforma and other financial information that we filed with the Bankruptcy Court as an exhibit to the Joint Plan to reflect events that have occurred subsequent to the filing of the Joint Plan with the Bankruptcy Court.

        We provided proforma financial information and other information including projections in the exhibits to the Joint Plan filed with the Bankruptcy Court in compliance with the requirements of the

U.S. Bankruptcy Code. That information is not included in or incorporated into this Report. We have not updated the Joint Plan proforma and other financial information to reflect events that have occurred after the filing of the Joint Plan with the Bankruptcy Court, nor do we expect to update it until we adjust our accounting for asbestos-related liabilities to reflect the Joint Plan or as otherwise required by the U.S. Bankruptcy Code or the Bankruptcy Court. Further, this information is prepared in a format that may not be comparable to information in our financial statements included in this Report or other Reports filed with the Securities and Exchange Commission. As a result, investors in Grace common stock should not rely upon this proforma and other financial information.

Item 6.    EXHIBITS

        The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
15	Accountants' Awareness Letter
18	Accountants' Preference Letter regarding Change in Accounting Principle
31.(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. GRACE & CO. (Registrant)
Date: November 7, 2008	By	/s/ A. E. FESTA A. E. Festa Chairman, President and Chief Executive Officer
Date: November 7, 2008	By	/s/ HUDSON LA FORCE III Hudson La Force III Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

 EXHIBIT INDEX

Exhibit No.	Description of Exhibit
15	Accountants' Awareness Letter
18	Accountants' Preference Letter regarding Change in Accounting Principle
31.(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

W. R. GRACE & CO. AND SUBSIDIARIES Table of Contents
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm
W. R. Grace & Co. and Subsidiaries Consolidated Statements of Operations (Unaudited) (In millions, except per share amounts)
W. R. Grace & Co. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) (In millions)
W. R. Grace & Co. and Subsidiaries Consolidated Balance Sheets (Unaudited) (In millions, except par value and shares)
W. R. Grace & Co. and Subsidiaries Consolidated Statements of Shareholders' Equity (Deficit) (Unaudited) (In millions)
W. R. Grace & Co. and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (In millions)
W. R. Grace & Co. and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS
  Item 1A. RISK FACTORS
  Item 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX