Form 10-K
period 2008-12-31
W R GRACE & CO
filed 2009-03-02
CIK 1045309

Use these links to rapidly review the document

Financial Supplement W. R. GRACE & CO. ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008	Commission file number 1-13953

W. R. GRACE & CO.

Incorporated under the Laws of the State of Delaware	I.R.S. Employer Identification No. 65-0773649

7500 Grace Drive, Columbia, Maryland 21044-4098
410/531-4000
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value Preferred Stock Purchase Rights	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of W. R. Grace & Co. voting and non-voting common equity held by non-affiliates as of June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $23.49 as reported on the New York Stock Exchange was $1,432,123,521.*

         At January 31, 2009, 72,157,518 shares of W. R. Grace & Co. Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

*
Based on 72,151,518 shares of outstanding Grace Common Stock, $.01 par value, as of June 30, 2008. Excludes 11,184,148 shares of outstanding W. R. Grace & Co. ("Grace") Common Stock held by directors, executive officers and stockholders whose beneficial ownership exceeds 10% of the outstanding shares of Grace Common Stock, as listed, in each case, in the Grace Annual Report on Form 10-K as filed with the SEC on February 29, 2008. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of Grace, or that such person is controlled by or under common control with Grace.

        Grace®, the Grace® logo and, except as otherwise indicated, the other product names used in the text of this report are trademarks, service marks, and/or trade names of operating units of W.R. Grace & Co. or its affiliates and/or subsidiaries. Responsible Care® is a trademark, registered in the United States and/or other countries, of Chemical Manufacturers Association, Inc. OCR® is a trademark, registered in the United States and/or other countries, of Chevron Intellectual Property, LLC.

        Unless the context otherwise indicates, in this document the terms "Grace," "we," "us," "our" or "the company" mean W.R. Grace & Co. and/or its consolidated subsidiaries and affiliates. Unless otherwise indicated, the contents of websites mentioned in this report are not incorporated by reference or otherwise made a part of this report.

PART I

Item 1.    BUSINESS

BUSINESS OVERVIEW

        W. R. Grace & Co. is engaged in the production and sale of specialty chemicals and specialty materials on a global basis through its two operating segments, Grace Davison and Grace Construction Products. We entered the specialty chemicals industry in 1954, when we acquired both the Dewey and Almy Chemical Company and the Davison Chemical Company. During the 1980s and 1990s, we divested a substantial number of businesses that were not consistent with our business strategy. Grace is the successor to a company that originated in 1854 and originally became a public company in 1953.

        Grace, along with 61 of its United States subsidiaries and affiliates, has filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and, since 2001, has been subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware.

        In the fourth quarter of 2007, we realigned our reportable operating segments to reflect the transfer of our packaging technologies product line to the Grace Davison operating segment. Our previous Grace Performance Chemicals operating segment was renamed "Grace Construction Products" as a result of the transfer. All segment information contained herein has been restated to reflect this realignment.

        Grace Davison markets its products primarily to a wide range of industrial customers, including those in the energy and refining industry, consumer, industrial and packaging industries, petro-/bio- chemical industry and the pharmaceutical and life sciences industry. Grace Davison includes the following product groups:

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

  •
  industrial applications, such as rubber and tires, precision investment casting, refractory, insulating glass windows, and drying applications, fulfilling various functions such as reinforcement, high temperature binding and moisture scavenging,

  •
  consumer applications, as a free-flow agent, carrier or processing aid in food and personal care products; as a toothpaste abrasive; and for the processing and stabilization of edible oils and beverages, and

  •
  coatings and print media applications, consisting of functional additives that: provide matting effects and corrosion protection for industrial coatings, enable enhanced media and paper quality in ink jet coatings, and act as a functional filler and retention aid in paper, and

  •
  sealants and coatings used in rigid food and beverage packaging, including can and closure sealants used to seal and enhance the shelf life of can and bottle contents, and coatings for cans and closures that prevent metal corrosion, protect package contents from the influence of metal and ensure proper adhesion of sealing compounds and technologies designed to reduce off-taste effects and extend the shelf-life of packaged products; and

  •
  Specialty Technologies, which includes:

  •
  polyolefin catalysts and catalyst supports that are essential components in the manufacture of polyethylene and polypropylene resins, and other chemical catalysts and process technologies used in a variety of industrial, environmental and consumer applications, and

  •
  silica-based materials, chromatography columns, instruments, consumables and accessories for life sciences applications.

        Grace Davison accounted for approximately 65% of our 2008 sales.

        Grace Construction Products, or GCP, produces and sells specialty construction chemicals and specialty building materials, including:

  •
  concrete admixtures and fibers used to modify the rheology, improve the durability and enhance various other properties of concrete, mortar, masonry and other cementitious construction materials;

  •
  additives used in cement processing to improve energy efficiency in manufacturing, enhance the characteristics of finished cement and improve ease of use;

  •
  building materials used in commercial and residential construction and renovation to protect buildings and civil engineering structures from water, vapor and air penetration; and

  •
  fireproofing materials used to retard the spread of fire in buildings.

        Grace Construction Products accounted for approximately 35% of our 2008 sales.

        Our principal executive offices are located at 7500 Grace Drive, Columbia, Maryland 21044, telephone (410) 531-4000. As of December 31, 2008, we had approximately 6,300 full-time employees worldwide.

        Our strategy is to seek increased enterprise value by profitably growing our specialty chemicals and materials businesses in the global marketplace and achieving high levels of efficiency. To achieve these objectives, we plan to:

  •
  invest in research and development activities, with the goal of introducing new high-performance, technically differentiated products and services while continuing to enhance manufacturing processes and operations;

  •
  expand sales and manufacturing into geographic areas with emerging market economies, including China, India, Eastern Europe, Latin America, Africa and the Middle East;

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

        Chapter 11 permits a debtor to define and resolve its liabilities under a court-supervised process generally referred to as a reorganization. Unlike a Chapter 7, or liquidation bankruptcy, which results in the sale or distribution of all of the assets of a business, Chapter 11 reorganization permits a debtor to continue its normal business operations. Existing management may continue to manage the debtor's operations during the reorganization. As a debtor-in-possession, a debtor is able to do business with suppliers and customers in a routine manner. Certain other activities, including transactions outside the ordinary course of business, generally require specific approval of the bankruptcy court.

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

Grace Chapter 11 Filing

        We voluntarily entered Chapter 11 to resolve comprehensively the nearly 130,000 asbestos personal injury and property damage claims against us, as well as any future demands which may be asserted. These claims and demands relate to past products and processes that involved asbestos, a mineral formerly used widely for many decades in building and other commercial products. Prior to 2000, we were able to resolve asbestos-related claims through direct negotiations and litigation, paying over $2 billion in claims and legal costs over a 20-year period. In most of the personal injury lawsuits, we are one of many defendants. In 2000 and the first quarter of 2001, the litigation environment changed with an unexpected 81% increase in personal injury claims filed against us, which we believe was caused by a surge in unmeritorious claims. We also became a defendant in class action lawsuits alleging damages from Zonolite® Attic Insulation, or ZAI, a former attic insulation product. Trends in claims filing and settlement demands showed no sign of returning to historic levels and these unfavorable trends were exacerbated by the bankruptcy filings of several of our co-defendants in asbestos personal injury litigation. These trends greatly increased the risk that we would not be able to resolve our pending and future asbestos-related claims under the state court system.

        After a thorough review of these developments, our Board of Directors concluded that a federal court-supervised bankruptcy process provided the best forum available to achieve fairness in resolving these claims and demands. On April 2, 2001, we, along with 61 of our United States subsidiaries and affiliates, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, referred to herein as the Bankruptcy Court. Since that time, we have been subject to the jurisdiction of the Bankruptcy Court.

        We are currently operating as a debtor-in-possession under court protection from creditors and claimants. We believe that our bankruptcy filing will permit a comprehensive resolution of the claims against us, while preserving the inherent value of our businesses. As a consequence of our bankruptcy filing, pending litigation against us is generally stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to realize its pre-petition claims except pursuant to an order of the Bankruptcy Court. Since our bankruptcy filing, the Bankruptcy Court has approved all motions necessary for us to conduct normal business activities.

        Four committees have been appointed in the bankruptcy cases, two representing asbestos claimants, a third representing other unsecured creditors and a fourth representing shareholders. These committees, a legal representative of future asbestos personal injury claimants and a legal representative of future asbestos property damage claimants, have the right to be heard on all matters that come before the Bankruptcy Court and are playing important roles in the bankruptcy cases. We are required to bear certain costs of the committees and of the future asbestos claimants' representatives, including those of their counsel and financial advisors.

        See disclosure in this Report in Item 8 (Financial Statements and Supplemental Data) in the Financial Supplement under Note 2 (Chapter 11—Related Information) and Note 3 (Asbestos—Related Litigation) to the Consolidated Financial Statements for a description of our proposed joint plan of reorganization and the current status of our Chapter 11 cases.

PRODUCTS AND MARKETS

Specialty Chemicals and Specialty Materials Industry Overview

        Specialty chemicals and specialty materials are high-value-added products used as catalysts, intermediates, components, protectants or additives in a wide variety of products and applications. They are generally produced in relatively small volumes (compared with commodity chemicals) and must satisfy well-defined performance requirements and specifications. Specialty chemicals and specialty materials are often critical components of end products, catalysts for the production of end products or components used in end products. Consequently, they are tailored to meet customer needs, which generally results in a close relationship between the producer and the customer.

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

        The following table sets forth Grace Davison sales of similar products as a percentage of Grace total revenue.

	2008		2007		2006
	Sales	% of Grace Revenue	Sales	% of Grace Revenue	Sales	% of Grace Revenue
	(In millions)
Refining Technologies	$1,099.1	33.1%	$971.1	31.2%	$859.1	30.4%
Materials Technologies	694.8	20.9%	663.5	21.3%	592.8	21.0%
Specialty Technologies	374.7	11.3%	374.6	12.0%	345.4	12.2%

Total Grace Davison Revenue	$2,168.6	65.3%	$2,009.2	64.5%	$1,797.3	63.6%

        The following table sets forth Grace Davison sales by region as a percentage of Grace Davison total revenue.

	2008		2007		2006
	Sales	% of Grace Davison Revenue	Sales	% of Grace Davison Revenue	Sales	% of Grace Davison Revenue
	(In millions)
North America	$645.9	29.8%	$578.4	28.8%	$599.9	33.4%
Europe Africa*	913.4	42.1%	915.6	45.6%	761.1	42.4%
Asia Pacific	434.7	20.0%	362.7	18.0%	324.4	18.0%
Latin America	174.6	8.1%	152.5	7.6%	111.9	6.2%

Total Grace Davison Revenue	$2,168.6	100%	$2,009.2	100%	$1,797.3	100%

*
Includes the Middle East.

Refining Technologies

FCC Catalysts

        We are a global leader in developing and manufacturing FCC catalysts and additives that enable petroleum refiners to increase profits by improving product yields and quality. Our FCC products also enable refiners to reduce emissions from their FCC units and reduce sulfur content in the gasoline that they produce.

        Oil refining is a highly specialized discipline, and FCC catalysts must be tailored to meet local variations in crude oil and a refinery's product mix. We work regularly with customers to help them find the most appropriate catalyst formulations for their changing needs. We are dependent on the economics of the petroleum industry, specifically, the impacts of demand for transportation fuels and petrochemical products and crude oil supply, which affect the extent to which our customers utilize the available capacity of their FCC units. In general, as a refinery utilizes more of its capacity, it needs a disproportionately greater amount of FCC catalyst.

        Refinery feedstocks vary in quality from sweet to heavy crude oil. Sweet crude feedstocks are more expensive than heavy crude and yield a greater proportion of high-value petroleum products. They also yield a lower proportion of residual oil, or "resid," which is generally the lowest-value feedstock contained in crude oil. Although heavy crude feedstocks with high resid content are less expensive than higher quality feedstocks, the processing of high resid feedstocks is more difficult because of their relatively high metals, nitrogen and sulfur contamination and higher boiling points. Refiners have increased their efforts to maximize the yield from resid feedstocks. We have designed our MIDAS®, IMPACT®, NEKTOR™, and NOMUS™ product portfolios to enable our customers to increase the efficiency and yield of resid refining.

        Due to increased volatility in refinery feedstock prices and the recent high price of refinery feedstocks, over the past few years, refiners have increased their efforts to maximize the yield from resid feedstocks. We have designed our MIDAS®, IMPACT®, NEXTOR™, and NOMUS™ product portfolios to enable our customers to increase the efficiency and yield of resid refining.

        As a result of the increase in the relative price of diesel fuel as compared to gasoline, refiners are maximizing the yield of light cycle oil, a component of diesel fuel, from their FCC units. We have designed our MIDAS®-300 and DieseliseR products to enable our customers to increase the yield of light cycle oil from refinery FCC units.

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

        Global economic growth, especially in emerging countries, has increased the demand for plastics. As a result, our refinery customers have sought increased profits from petrochemicals by increasing the yield of propylene from their FCC units. Our zeolite-based technology, including our OlefinsMax® and OlefinsUltra® products, is designed to maximize the propylene output of FCC units.

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

        Competition in FCC catalysts and additives is based on technology, product performance, customer service and price. Our principal FCC catalyst competitors are Albemarle and BASF which, with Intercat, are also principal competitors in FCC additives. We also have multiple regional competitors for FCC catalysts and additives.

Hydroprocessing Catalysts

        We market hydroprocessing catalysts through Advanced Refining Technologies, LLC, or ART, our joint venture with Chevron Products Company. We established ART to combine our technology with that of Chevron and to develop, market and sell hydroprocessing catalysts to customers in the petroleum refining industry worldwide.

        As discussed above, our business is dependent on the economics of the petroleum industry. Refineries increasingly use feedstocks that have high resid content. We are a leading supplier of hydroprocessing catalysts designed for processing these feedstocks. We offer fixed-bed, on-stream catalyst replacement (OCR®), ebullating bed and distillate products.

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

Materials Technologies

        We market silica-based and silica-alumina-based functional additives and process aids, such as silica gel, colloidal silica, zeolitic adsorbents, precipitated silica and silica-aluminas, for a wide variety of uses, and formulations used in food and beverage packaging, such as closure sealants and can coatings and sealants, as follows:

Application	Use	Key Brands
Industrial	Reinforcing agents for rubber and tires	PERKASIL®
	Inorganic binders and surface smoothening aids for precision investment casting and refractory applications	LUDOX®
	Adsorbents for dual pane windows and industrial applications, desiccant granules, beads, powders and bags and polyurethane moisture scavengers	PHONOSORB®, PHONOSORB MTX®, SYLOBEAD®, SYLOSIV®, CRYOSIV®, SAFETYSORB®
	Chemical metal polishing aids and formulations for CMP/electronics applications	LUDOX®, PoliEdge®
Consumer	Toothpaste abrasives and thickening agents, free-flow agents, anticaking agents, tabletting aids, cosmetic additives and flavor carriers	SYLODENT®, SYLOID® FP™, SYLOBLANC®, ELFADENT®, SYLOID®, SYLOSIV®
	Edible oil refining agents, beer stabilizers and clarification aids for beer, juices and other beverages	DARACLAR®, TriSyl®
Coatings & Print Media	Matting agents, anticorrosion pigments, TiO2 extenders and moisture scavengers for paints and lacquers	SYLOID®, SHIELDEX®, SYLOSIV®, SYLOWHITE™
	Additives and formulations for matte, semi-glossy and glossy ink receptive coatings on high performance ink jet papers, photo paper, and commercial wide-format print media	SYLOJET®, DURAFILL®, LUDOX®
	Paper retention aids, functional fillers, paper frictionizers	DURAFILL®, LUDOX®
Packaging	Can sealants for rigid containers, that ensure a hermetic seal between the lid and the body of beverage, food, aerosol and other cans	DAREX®

	Sealants for metal and plastic bottle closures that are used on pry-off and twist-off metal crowns, as well as roll-on pilfer-proof and plastic closures to seal and enhance the shelf life of glass and plastic bottles and jars used in beverage and food applications	DAREX®, DARAFORM®, DARASEAL®, DARABLEND®, Sincera®, Celox™

	Coatings for metal packaging that are used in the manufacture of cans and closures to protect the metal against corrosion, protect the contents against the influences of metal, ensure proper adhesion of sealing compounds to metal surfaces, and provide base coats for inks and for decorative purposes	DAREX®, Apperta®, Sistiaga™
	Oxygen scavenging closure sealants and moisture scavenging silica sachets, polymeric desiccants and desiccants for bottlestopper applications	Celox™, SYLOSORB™, SAFETYSORB®

        Our products are integrated into our customers' manufacturing processes and, when combined with our technical support, can increase the efficiency of their processes. By working closely with our customers, we help them to react quickly to the changing needs of brand owners and their other customers. We focus on high-growth markets and seek to develop and introduce new products that can add additional value to the current and anticipated product offerings of our customers. For example, our customers have incorporated our products into higher-resolution print media, active packaging, with oxygen or moisture scavenging functionality, less abrasive, high cleaning toothpastes and technologies that are friendly to the environment such as water-based and VOC-compliant coatings, green tires with less friction resistance and non-toxic anticorrosion protection. Our packaging technologies products are designed to address major industry trends such as flexible and lighter weight packaging, lower energy consumption, personal convenience, and highly individualized packaging. We seek to capitalize upon our innovation, customer service, worldwide infrastructure and expertise in global regulatory compliance (including food law compliance) to enhance our growth, especially in emerging regions.

        Our Materials Technologies product group is global, with more than 50% of our sales outside of the U.S. Our major competitors include PQ/INEOS, Degussa, UOP, Altana, PPG, Akzo Nobel and Valspar that, in each case, also sell their products on a worldwide basis. Competition is generally based on product performance and reliability, as well as additional value added features to address the needs of our customers, end-users and brand owners.

Specialty Technologies

Specialty Catalysts and Process Technologies

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

        Our Magnapore® polymerization catalyst is used to produce high performance polyethylene in the slurry loop process for pipe and film applications. POLYTRAK® polymerization catalyst, our newest family of products for polypropylene customers, is designed to achieve improved polymer performance, particularly for impact-resistant applications such as automobile bumpers.

        Our Sylobloc® polymer additives for producers and processors of plastic products prevent layers of polymer film from sticking together, improve dispersement of pigments and ease removal from molds.

        Our renewables product line draws upon our expertise in catalysis and separations to develop and provide technologies for purification, drying, and biofeedstock conversion, including our EnSieve® desiccants for ethanol dehydration and EnPure® adsorbents for biodiesel purification. Growth in our renewables business is driven by sales into ethanol dehydration and bio-diesel purification applications as a result of government mandates and escalating fuel prices. Our products provide customers with improved yields and process efficiencies.

        Our Davicat® standard and customized catalysts offer a wide range of chemical and physical properties based on our material science technology for supported catalysts and biotechnology applications such as nylon and artificial sweeteners. Our Raney® nickel, cobalt and copper hydrogenation and dehydrogenation catalysts are used for the synthesis of organic compounds for the fibers, pharmaceuticals, plastics, perfumes, soaps, color couplers and petroleum industries.

        Our Sylobead® process adsorbents are used in petrochemical and natural gas processes for such applications as ethylene-cracked-gas-drying, natural gas drying and sulfur removal.

        The specialty catalyst industry is technology-intensive and suppliers must provide products formulated to meet customer specifications. There are many manufacturers of polyolefin and other specialty catalysts including PQ/INEOS, Albemarle, LyondellBasell, Univation and Sud Chemie, and most sell their products worldwide.

Discovery Sciences

        We market an array of products for the life science, pharmaceutical, environmental, anesthesiology, biofuels, plastic, polymer, chemical, petrochemical, food, beverage, forensic, educational, nutraceutical and biotechnology industries including:

Products	Key Brands
Flash chromatography instruments, liquid and gas chromatography columns, high performance liquid chromatography (HPLC) detectors and other chromatography products including pumps and gas generators	Vydac®, Alltech®, and MODcol® Reveleris™, VisionHT™
Chromatography consumables and accessories including solid phase extraction (SPE) cartridges, vials, syringes, standards, and thin layer chromatography (TLC) plates	Prevail™, Maxi-Clean™, GracePure™, Flexit™
Specialty media for preparatory and process chromatography used by life sciences, food, beverage and chemical manufacturers	Davisil®, Vydac®
CO2 adsorbents for medical, marine, industrial and rescue applications	Sodasorb®

        Our chromatography products are used in a wide range of applications, including drug discovery and purification, for the pharmaceutical and biotechnology industries, environmental analysis, forensics, petrochemical analysis and the manufacture of food, cosmetics, vitamins and biofuels. We also market chromatography consumables and analytical and preparative columns packed with our specialty media. We can modify the base silica and surface chemistry for analytical, preparative and process scale customers in order to enhance our product performance for their unique applications.

        Our Discovery Sciences products compete on the basis of product quality, distinct technology and customer support. Competition for these products is highly fragmented with a large number of companies that sell their products on a global and regional basis, although a number of companies, such as Waters Corporation, Agilent Technologies and Thermo-Fisher, have a substantial global position and a relatively large installed customer base.

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

        We use a global direct sales force for our Specialty Catalysts and Process Technologies products that seeks to maintain close working relationships with our customers. These relationships enable us to cooperate with major polymer and chemical producers to develop catalyst technologies that complement their process developments. We have geographically distributed our sales and technical service professionals to make them responsive to the needs of our geographically diverse customers. We typically operate under long-term contracts with our customers.

        Our marketing and research and development functions operate globally. We offer web-based support, including technical service, literature access, customer feedback tools, and process design formulas to assist our customers in determining their needs for our products.

        Seasonality does not have a significant overall effect on our Grace Davison operating segment. However, sales of FCC catalysts tend to be lower in the first calendar quarter prior to the shift in production by refineries from home heating oil for the winter season to gasoline production for the summer season. FCC catalysts and ebullating-bed hydroprocessing catalysts are consumed at a relatively steady rate and are replaced regularly. Fixed-bed hydroprocessing catalysts are consumed over a period of years and are replaced in bulk in an irregular pattern. Since our customers periodically shut down their refining processes to replace fixed-bed hydroprocessing catalysts in bulk, our hydroprocessing catalyst sales to any customer can vary substantially over the course of a year and between years based on that customer's catalyst replacement schedule. Our packaging products and some of our construction-related products such as insulated glass desiccants are affected by seasonal and weather-related factors including the consumption of beverages, the size and quality of food crops and the level of construction activity. These impacts are softened by the global nature of this product line.

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

        Prices for some raw materials have increased significantly, particularly caustic soda and sulfuric acid. Prices for others, such as metals and petroleum-based specialty and commodity materials such as resins and solvents have been volatile in recent years. As in many chemical businesses, we consume significant quantities of natural gas in the production of Grace Davison products. World events and other economic factors have caused volatility in the price of natural gas. Increases in the cost of natural gas and raw materials can negatively impact our operating margins. Since we manufacture a substantial portion of our packaging products in developing countries using raw materials from suppliers in the U.S., Europe and other developed economies, currency revaluations versus the U.S. dollar and Euro in developing countries may adversely affect our raw material costs and the prices we may charge for our products.

Grace Construction Products Operating Segment

        Our GCP products include specialty construction chemicals and materials. We entered this business in 1954, with our acquisition of the Dewey and Almy Chemical Company.

        The following table sets forth GCP sales of similar products as a percentage of Grace total revenue.

	2008		2007		2006
	Sales	% of Grace Revenue	Sales	% of Grace Revenue	Sales	% of Grace Revenue
	(In millions)
Specialty Construction Chemicals*	$741.3	22.4%	$744.3	23.9%	$694.0	24.5%
Specialty Building Materials**	407.1	12.3%	361.7	11.6%	335.2	11.9%

Total GCP Revenue	$1,148.4	34.7%	$1,106.0	35.5%	$1,029.2	36.4%

*
Includes concrete and cement products.

**
Includes vermiculite products.

        The following table sets forth GCP sales by region as a percentage of GCP total revenue.

	2008		2007		2006
(In millions)	Sales	2008 vs 2007	Sales	2007 vs 2006	Sales
GCP Americas	$595.0	1.3%	$587.1	(2.4)%	$601.4
GCP Europe Africa*	407.1	7.0%	380.6	22.9%	309.6
GCP Asia Pacific	146.3	5.8%	138.3	17.1%	118.2

Total GCP Revenue	$1,148.4	3.8%	$1,106.0	7.5%	$1,029.2

*
Includes the Middle East and India.

        We are a supplier to the nonresidential (commercial and infrastructure) construction industry, and to a lesser extent, the residential construction and repair and restoration industries. The following table shows our principal specialty construction chemicals and materials products:

Products	Uses	Customers	Key Brands
Concrete admixtures	Concrete admixtures and polymeric fibers are used to reduce the production and in-place costs of concrete, and improve the life cycle cost of the structure.	Ready-mix and precast concrete producers, engineers and specifiers	ADVA®, STRUX®, PolarSet®, Eclipse®
Additives for cement processing
	Cement additives added to the grinding stage of the cement manufacturing process improve the energy efficiency of the plant and enhance the performance of the finished cement. Chromium reducing additives to help cement manufacturers in Europe meet environmental regulations.	Cement manufacturers	CBA®, Synchro®, HEA2®, TDA®
Products for architectural concrete
	Products for architectural concrete include surface retarders, coatings, pigments and release agents used by concrete producers and contractors to enhance the surface appearance and aesthetics of concrete.	Precast concrete producers and architects	Pieri®
Admixtures for masonry concrete	Products for masonry concrete are used by block and paver producers for process efficiency and to improve the appearance, durability and water resistance of finished concrete masonry units.	Masonry block manufacturers	Dry-Block®, Optec®, Quantec®
Specialty vermiculite products
	Specialty vermiculite products are used in a wide range of applications making use of vermiculite's insulating properties and its ability to absorb nutrients, primarily in the horticultural, construction, and automotive industries.	Manufacturers of a variety of products, including potting soils, animal feeds, brakes, clutches and fire-rated products	MicroLite®, Verxite™, FRSV™
Structural waterproofing, vapor and air barrier systems
	Structural waterproofing and air barrier systems prevent water, vapor and/or air infiltration in commercial structures. Products include self-adhered sheet and liquid membranes, joint sealing materials, drainage composites and waterstops.	Architects and structural engineers; specialty waterproofing and general contractors; specialty waterproofing distributors	Bituthene®, Procor®, Preprufe®, Perm-A-Barrier®, Adprufe®

Products	Uses	Customers	Key Brands
Residential building materials	Specialty roofing membranes and flexible flashings for windows, doors, decks and detail areas include fully-adhered roofing underlayments, synthetic underlayments and self-adhered flashing.	Roofing contractors, home builders and remodelers; specialty roofing distributors, lumberyards and home centers; homeowners; architects and specifiers	Ice & Water Shield®, Tri-Flex®, Vycor®
Fire protection and firestop products
	Fire protection products are spray-applied to the structural steel frame, encasing and insulating the steel and protecting the building in the event of fire. Firestop products and systems compartmentalize and contain fire and smoke within a building.	Local contractors and specialty subcontractors and applicators; building materials distributors; industrial manufacturers; architects and structural engineers	Monokote®, FlameSafe®

        Our GCP operating segment is organized into geographic regions and most product lines, with certain regional variations, are offered in each region. GCP manages its business under a geographic organizational structure that focuses on the following regions:

  •
  GCP Americas includes products sold to customers in North, Central and South America;

  •
  GCP Europe includes products sold to customers in Eastern and Western Europe, the Middle East, Africa and India; and

  •
  GCP Asia includes products sold to customers in Asia (excluding India), Australia and New Zealand.

        In view of this diversity of customers and customer concerns, and because specialty construction chemicals and specialty building materials require intensive sales and customer service efforts, we maintain a direct sales and technical support team with sales personnel based in more than 35 countries worldwide. This sales and support team sells products under global contracts, under U.S. or regional contracts, and on a job-by-job basis. We also use distributors in both domestic and overseas markets. We compete globally with several large construction materials suppliers, and regionally and locally with numerous smaller competitors. In recent years, the cement and concrete industry has experienced some consolidation, thereby increasing the importance of servicing global customers. For some customer groups, such as producers and contractors, operational efficiency and total applied cost are key factors in making purchasing decisions, while for others, such as architects and engineers, product performance and design versatility are more important.

        Competition for our construction products is based on product performance, technical support and service, and brand name recognition in the construction industry. Our major global specialty construction chemicals competitors are BASF and Sika.

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

        The construction business is cyclical in response to economic conditions and construction demand. The construction business is also seasonal and dependent on favorable weather conditions, with a decrease in construction activity during the winter months. Demand for our specialty construction products is primarily impacted by global non-residential construction activity and U.S. residential construction activity. We seek to increase profitability and minimize the impact of cyclical downturns in regional economies by introducing technically advanced high-performance products and expanding geographically. Although in recent years these strategies have been successful in reducing the impact of cyclicality, a decline in U.S. and European construction activity in 2007 and 2008 has had a negative impact on our sales in North America and Western Europe.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

        Disclosure of financial information about industry segments and geographic areas for 2008, 2007 and 2006 is provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 21 (Operating Segment Information) to the Consolidated Financial Statements which disclosure is incorporated herein by reference. Disclosure of risks attendant to our foreign operations is provided in this Report in Item 1A (Risk Factors).

INTELLECTUAL PROPERTY; RESEARCH ACTIVITIES

        Competition in the specialty chemicals and specialty materials industry is often based on technological superiority and innovation. Our ability to maintain our margins and effectively compete with other suppliers depends on our ability to introduce new products based on innovative technology, as well as our ability to obtain patent or other intellectual property protection. Our research and development programs emphasize development of new products and processes, improvement of existing products and processes and application of existing products and processes to new industries and uses. We conduct research in all regions, with North America and Europe accounting for the most activity.

        We therefore routinely file applications to obtain world-wide patents to protect our investments in innovation, research, and product development. Numerous patents and patent applications protect our products, formulations, manufacturing processes, equipment, and improvements. We also benefit from the use of trade secret information, including know-how and other proprietary information relating to many of our products and processing technologies. There can be no assurance, however, that our patents, patent applications and precautions to protect trade secrets and know-how will provide sufficient protection for our intellectual property. In addition, other companies may independently develop systems or processes that could circumvent our patents or may acquire patent rights applicable to our business.

        Research and development expenses relating to continuing operations amounted to $83 million in 2008, $80 million in 2007 and $66 million in 2006. These amounts include depreciation and amortization expenses related to research and development and expenses incurred in funding external research projects. The amount of research and development expenses relating to government- and customer-sponsored projects (rather than projects that we sponsor) was not material during these periods.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

        We are subject, along with other manufacturers of specialty chemicals, to stringent regulations under numerous U.S. federal, state and local and EU and other foreign environment, health and safety laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. Environmental laws require that certain responsible parties, as defined in the relevant statute, fund remediation actions regardless of legality of original disposal or ownership of a disposal site. We are involved in remediation actions to address hazardous wastes or other materials as required by U.S. federal, state and local and foreign laws. During the Chapter 11 proceeding, we generally are not participating in the funding of investigation and remediation at sites that we do not own. Our ultimate liability with respect to many of these sites will be determined as part of the Chapter 11 proceeding.

        We have expended substantial funds to comply with environmental laws and regulations and expect to continue to do so in the future. The following table sets forth our expenditures in the past three years, and our estimated expenditures in 2009 and 2010, for (i) the operation and maintenance of manufacturing facilities and the disposal of wastes; (ii) capital expenditures for environmental control facilities; and (iii) site remediation:

Year	Operation of Facilities and Waste Disposal	Capital Expenditures	Site Remediation
	(in $ millions)	(in $ millions)	(in $ millions)
2006	59	8	11
2007	62	9	9
2008	51	5	257	*
2009	54	9	16	**
2010	56	7	7	**

    *
    Includes $252 million payment to the U.S. Government to satisfy all past and future response costs related to the Libby, Montana Superfund Site (excluding the Grace-owned Libby vermiculite mine, see disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 16 (Commitments and Contingent Liabilities) to the Consolidated Financial Statements).

    **
    For 2009 and 2010, amounts are current estimates of ongoing site remediation costs and exclude payments of claims in our Chapter 11 proceeding.

        Additional information about our environmental remediation activities is provided in this Report in Item 3 (Legal Proceedings).

        We continuously seek to improve our environmental, health and safety performance. To the extent applicable, we extend the basic elements of the American Chemistry Council's Responsible Care® program to all our locations worldwide, embracing specific performance objectives in the key areas of management systems, product stewardship, employee health and safety, community awareness and emergency response, distribution, process safety and pollution prevention. We have implemented key elements of the new Responsible Care® Security Code for our operations and systems. We have completed a review of our existing security (including cyber-security) vulnerability and have taken actions to enhance our security systems and protect our assets. We have undertaken certain activities to comply with the Department of Homeland Security (DHS) Chemical Facility Anti-Terrorism Standards, including identifying facilities subject to the Standards and conducting Security Vulnerability Assessments as necessary.

EMPLOYEE RELATIONS

        As of December 31, 2008, we employed approximately 6,300 persons, of whom approximately 2,900 were employed in the United States. Of our total employees, approximately 3,800 work in Grace Davison facilities, approximately 1,700 work in Grace Construction Products facilities, and approximately 800 are dedicated to corporate activities and/or are shared through globally managed professional groups such as finance and legal services, human resources, information technology, supply chain and environment, health and safety.

        Approximately 800 of our manufacturing employees in the United States are represented for collective bargaining purposes by nine different local collective bargaining groups. We have operated without a labor work stoppage for more than 10 years.

        We have works councils representing the majority of our European sites serving approximately 1,800 employees.

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

  •
  Environmental—We are committed to the heath and safety of all employees and to protecting the environment from damage through the use or production of our products. Our Environment, Health and Safety (EH&S) organization is global in scope and is charged with assuring that we live up to our commitments in this important area. The group performs EH&S audits of our facilities and regularly monitors local laws and regulations. Where appropriate, we use outside consultants and experts to augment our in-house staff. We continue to implement our EHS management system in our facilities worldwide. Our EHS management system is designed to enable us to apply "best practices" and "continual improvement" principles across our business.

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

    •
    We have an anonymous telephone line to report fraudulent or unethical behavior to our Chief Ethics Officer. The direct line is available to all employees worldwide where local law allows such a facility. Any allegation of fraud is required to be reported to the Audit Committee of the Board of Directors.

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

AVAILABILITY OF REPORTS AND OTHER DOCUMENTS

        We maintain an Internet website at www.grace.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. These reports may be accessed through our website's investor information page.

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

        The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

        On March 27, 2008, our Chief Executive Officer submitted a certification to the New York Stock Exchange that, as of such date, he was not aware of any violation by Grace of the New York Stock Exchange corporate governance listing standards. Our Chief Executive Officer and Chief Financial Officer have submitted certifications to the SEC pursuant to the Sarbanes Oxley Act of 2002 as exhibits to this Report.

EXECUTIVE OFFICERS

        See Part III, Item 10 of this Report for information about our Executive Officers.

Item 1A.    RISK FACTORS

        This Report, including the Financial Supplement, contains, and our other public communications may contain, projections or other "forward-looking" information, that is, information related to future, not past, events. Such information generally includes the words "believes," "plans," "intends," "targets," "will," "expects," "anticipates," or similar expressions and includes all statements regarding our Chapter 11 proceeding, expected financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital and other expenditures, competitive positions, growth opportunities for existing products, benefits from new technology and cost reduction initiatives, plans and objectives of management and markets for securities. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking information to prove incorrect. Factors that could cause actual events to materially differ from those contained in the forward-looking statements include those factors set forth below and elsewhere in this Annual Report on Form 10-K. Further, our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking information, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to the projections and forward-looking information contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

        In addition to general economic, business and market conditions, we are subject to other risks and uncertainties, including, without limitation, the following:

COMPANY RISKS

Our proposed joint plan of reorganization, if confirmed and effective, will substantially impact the value of currently outstanding shares of Grace common stock.

        On February 27, 2009, supported by the Official Committee of Equity Security Holders, the Official Committee of Asbestos Personal Injury Claimants and the legal representative of future asbestos personal injury claimants, as co-proponents, we filed an amended proposed joint plan of reorganization, the Joint Plan, with the bankruptcy court that is designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined therein. The Joint Plan would, if confirmed and effective, substantially impact the value of the ownership interests of holders of currently outstanding Grace common stock. Although it is supported by the parties thereto, other parties-in-interest in our Chapter 11 case have objected to several provisions of the Joint Plan and others may object in the future. As a result, it is possible that the Joint Plan will not be confirmed by the bankruptcy court or the district court or become effective. Further, the effectiveness of the Joint Plan is subject to the fulfillment of numerous conditions that may not ultimately be fulfilled. One of these conditions is that we raise sufficient funds to pay certain claims in cash. We anticipate that we will need approximately $1.0 billion in new financing to fund the Joint Plan. Until the current crisis in the global credit markets more fully abates, traditional debt financing may be unavailable to us on acceptable terms. If we are unable to obtain the necessary financing on acceptable terms, our emergence from Chapter 11 may be delayed. No party currently has exclusive rights to propose a plan of reorganization and solicit votes thereon, so any party-in-interest can propose a competing plan of reorganization at any time. Therefore, until an ultimate plan of reorganization is confirmed and effective, the interests of the holders of Grace common stock remain subject to substantial dilution or cancellation. Accordingly, the value of Grace common stock is highly speculative and any investment in Grace common stock poses a high degree of risk.

If our proposed joint plan of reorganization is not confirmed or does not become effective, the outcome of our Chapter 11 cases could result in the substantial dilution or cancellation of Grace's currently outstanding common stock.

        If our proposed joint plan of reorganization is not confirmed or does not become effective, the outcome of our Chapter 11 cases would depend primarily upon the resolution of our asbestos-related and other contingent liabilities. We would likely return to the bankruptcy court estimation trial that was suspended in April 2008 due to the personal injury settlement. We expect that the estimate resulting from this process would form the basis for a plan of reorganization that would provide for the funding of a trust to which all pending and future asbestos-related claims would be channeled. If the amount of asbestos-related liabilities, as determined through estimation or otherwise, and other liabilities exceeded the assets available for funding, then we likely would issue additional shares of Grace common stock to satisfy such liabilities. The number of shares to be issued could substantially dilute the interests of current shareholders or result in a recapitalization of Grace that would cancel the shares of current shareholders and issue new shares to asbestos and other creditors. Because of this risk of substantial dilution or cancellation, the value of Grace common stock is highly speculative and any investment in Grace common stock poses a high degree of risk.

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

        While we operate our businesses as debtor-in-possession under supervision by the bankruptcy court, we are required to obtain the approval of the bankruptcy court prior to engaging in activities or transactions outside the ordinary course of business. For example, our strategic plan includes the acquisition of businesses in the specialty chemicals industry. Such acquisitions generally require bankruptcy court approval. Bankruptcy court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the bankruptcy court, negotiation with the various creditors' committees and other parties in interest and one or more hearings. The various creditors' committees and other parties in interest may be heard at any bankruptcy court hearing and may raise objections with respect to these motions. This process delays major decisions and limits our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the bankruptcy court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to Grace.

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

We do not expect to update the proforma and prospective financial information that we filed with the bankruptcy court as an exhibit to the Joint Plan to reflect events that occur after that filing.

        We provided proforma and prospective financial information in the exhibits to the Joint Plan filed with the bankruptcy court in compliance with the requirements of the U.S. Bankruptcy Code. That information is not included in or incorporated into this Report. We do not expect to update the Joint Plan proforma and prospective financial information to reflect events that occur after the filing of the Joint Plan with the bankruptcy court unless required to do so by the U.S. Bankruptcy Code or the bankruptcy court. Further, this information is prepared in a format that may not be comparable to information in our financial statements included in this Report or other Reports filed with the SEC. As a result, investors in Grace common stock should not rely upon the proforma and prospective financial information filed with the bankruptcy court in connection with the Joint Plan.

We may not be able to collect all asbestos-related insurance payments that may be due to us.

        We have insurance coverage for a portion of the asbestos-related claims against us. Under the Joint Plan, insurance policies that provide coverage for asbestos-related claims and proceeds, including interest, received after the date of the personal injury settlement, would be assigned to the personal injury trust established under the Joint Plan. We estimate that, assuming an ultimate payout of asbestos-related claims equal to the $1,700 million of asbestos-related liabilities recorded on our balance sheet, we should be entitled to approximately $500 million of insurance recovery. Accordingly, our December 31, 2008 balance sheet includes a long-term asset for estimated asbestos-related insurance of $500 million. Although this amount pertains only to insurance carriers with which we have asbestos settlement agreements, and/or which are currently solvent, we cannot be sure that all these amounts will be collected. We have entered into a settlement agreement with an underwriter of a portion of our excess insurance coverage. The insurer funded an escrow account for the benefit of the holders of claims that currently holds approximately $97.1 million, including interest earned on the account. The settlement agreement provides that unless we confirm a plan of reorganization by December 31, 2008 (which did not happen), at the option of the insurer, exercisable at any time prior to April 30, 2009, the escrow amount with interest must be returned to the insurer. The timing and amount of future payments from our insurers depends on their continued solvency and the resolution of disputes regarding coverage under the insurance policies as well as the nature and timing of actual claims paid. Because of the significance of our future asbestos-related payments, the receipt of timely and complete payments from our insurers will be important to the success of our reorganization. Under the Joint Plan, insurance policies that provide coverage for asbestos-related claims and proceeds from those policies, including interest, received after the date of the personal injury settlement, would be assigned to the personal injury trust established under the Joint Plan.

Grace is currently under criminal indictment in connection with our former vermiculite mining and processing activities in Libby, Montana.

        Along with seven former senior level employees (one of whom is now deceased), Grace has been indicted in connection with our former vermiculite mining and processing activities in Libby, Montana. The indictment accuses Grace and the co-defendants of conspiracy to violate environmental laws and obstruct federal agency proceedings, violations of the federal Clean Air Act, and obstruction of justice. According to the U.S. Department of Justice, Grace could be subject to fines in an amount equal to twice the after-tax profit earned from our Libby operations or twice the alleged loss suffered by Libby victims, plus additional amounts for restitution to victims. The indictment alleges that our after-tax profits were $140 million. Grace has categorically denied any criminal wrongdoing and intends to vigorously defend itself at trial. We are unable to assess whether the indictment or any conviction will have a material adverse effect on our results of operations or financial condition or affect our bankruptcy proceedings. The trial commenced on February 19, 2009 and we expect it to last three to four months.

We are subject to environmental clean-up fines, penalties and damage claims that have been and continue to be costly.

        Grace is subject to lawsuits and regulatory actions, in connection with current and former operations, for breaches of environmental laws that seek clean-up or other remedies. Grace is also subject to lawsuits and investigations by public and private parties under various environmental laws in connection with our current and former operations in various states, including with respect to off-site disposal at facilities where Grace has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, commonly referred to as CERCLA.

        We have established accounting accruals for all environmental matters for which sufficient information is available. As we receive new information, our estimated liability may change materially. We do not have sufficient information to accrue for all of Grace's environmental risks, and we cannot be sure that our actual costs will be equal to or less than our current estimates and accruals. Furthermore, it is reasonably possible that costs associated with those environmental matters for which we have established accruals may exceed our current accruals by material amounts. Some or all of our liability in connection with alleged violations of environmental laws may not be discharged upon confirmation of our proposed plan of reorganization.

Our capital resources are limited and we have limited access to additional financing.

        In addition to the cash requirements necessary to fund our ongoing operations, we currently are incurring, and anticipate that we will continue to incur significant professional fees and other restructuring costs in connection with our bankruptcy proceedings. We currently are funding our operations with cash flow from operations, foreign credit facilities that expire on various dates in 2009 in the aggregate amount of approximately $99 million with an aggregate borrowing availability as of December 31, 2008 of $65.6 million and a debtor-in-possession (DIP) loan facility that expires on April 1, 2010 in the aggregate amount of $165 million with a borrowing availability as of December 31, 2008 of $100.9 million. Based on our current and anticipated level of operations, we believe that our cash and short term investments and cash flow from operations are adequate to meet our current and anticipated cash requirements during our Chapter 11 cases. If such amounts are not sufficient to fund operations until a plan of reorganization is confirmed by the bankruptcy court, we may be required to reduce planned capital expenditures or seek additional financing. We anticipate that we will need approximately $1.0 billion in new financing to fund the Joint Plan. Until the current crisis in the global credit markets more fully abates, additional traditional debt financing to fund current operations or to pay claims under the Joint Plan or another plan of reorganization may be unavailable to us on acceptable terms. If we are unable to obtain the necessary financing on acceptable terms, our emergence from Chapter 11 may be delayed. As a result of the uncertainty surrounding our current circumstances, we cannot determine our long-term liquidity requirements or the adequacy of our capital resources until a plan of reorganization is confirmed by the Bankruptcy Court.

We have unfunded and underfunded pension plan liabilities. We will likely require current and future operating cash flow to fund the shortfall. We have no assurance that we will generate sufficient cash flow to satisfy these obligations.

        We maintain U.S. and non-U.S. defined benefit pension plans covering employees who meet age and service requirements. Our net pension liability and cost is materially affected by the discount rate used to measure pension obligations, the longevity and actuarial profile of our workforce, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change in the expected rate of return on plan assets. For example, our U.S. advance-funded pension plans, which collectively have the largest asset base of our advance-funded plans and a targeted asset allocation of 60% equities and 40% bonds, experienced an overall decline of 26% in 2008. Assets available to fund the pension benefit obligation of the U.S. advance-funded pension plans at December 31, 2008 were approximately $561 million, or approximately $380 million less than the measured pension benefit obligation. In addition, change in the discount rate would result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost in the following years.

The international scope of our operations subjects us to the risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations.

        We conduct a substantial portion of our business outside of the United States, with approximately 68% of our 2008 sales to non-U.S. customers. We currently have many production facilities, research and development facilities and administrative and sales offices located outside North America, including facilities and offices located in Europe, Latin America, Africa and Asia. We expect international sales to continue to represent a significant portion of our revenue. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

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

        In addition, certain of our operations are in higher risk regions of the world such as the Middle East and portions of Asia, Africa, Eastern Europe and Latin America. Unanticipated events, such as geopolitical changes, could adversely affect these operations. Our success as a global business will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we do business.

We are exposed to currency exchange rate fluctuations that could impact our profitability.

        We are exposed to currency exchange rate risk through our non-U.S. operations. As we conduct a significant portion of our operations outside the United States, fluctuations in currencies of other countries, especially the Euro, may materially affect our operating results. For example, changes in currency exchange rates may affect the relative prices at which we and our competitors sell products in the same region and the cost of materials used in our operations. A substantial portion of our net sales and assets are denominated in currencies other than the U.S. dollar. During times of a strengthening U.S. dollar, at a constant level of business, our reported international sales, earnings, assets and liabilities will be reduced because the foreign currency will translate into fewer U.S. dollars.

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

Our ability to use tax deductions to reduce future tax payments may be limited if there is a change in ownership of Grace or if Grace does not generate sufficient U.S. taxable income.

        Our ability to use future tax deductions, including net operating losses and deductions for the deferred payments contemplated in the Joint Plan, may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, if we undergo an ownership change as a result of future changes in the ownership of outstanding Grace common stock. In addition, our ability to use future tax deductions is dependant on our ability to generate sufficient future taxable income in the U.S. In order to preserve these future tax deductions, the bankruptcy court has approved trading restrictions on Grace common stock until the effective date of a plan of reorganization. These restrictions prohibit (without the consent of Grace) a person from acquiring more than 4.75% of the outstanding Grace common stock or, for any person already holding more than 4.75%, from increasing such person's holdings. The Joint Plan provides that under certain circumstances, the Board of Directors would have the authority to impose restrictions on the transfer of Grace stock with respect to certain 5% shareholders in order to preserve these future tax deductions.

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

        We use metals, significant amounts of natural gas and petroleum-based materials, including both specialty and commodity materials such as resins and solvents, in the manufacture of our products. Prices and the volatility of prices for these materials have increased significantly in recent years. To the extent this trend continues and we are unable to pass through increases in raw materials costs to our customers, our operating profit and results of operations may decline.

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

        We have a policy of maintaining, when available, multiple sources of supply for raw materials. However, certain of our raw materials are provided by single sources of supply. We may not be able to obtain sufficient raw materials due to unforeseen developments that would cause an interruption in supply. Even if we have multiple sources of supply for raw materials, these sources may not make up for the loss of a major supplier.

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

The length and depth of product and industry business cycles in our segments may result in periods of reduced sales, operating margins and operating losses.

        Our operating segments are sensitive to the cyclical nature of the industries they serve. Our hydroprocessing catalyst product line and other hydroprocessing catalyst suppliers have experienced alternating periods of inadequate capacity and excess capacity for their products. Periods of inadequate capacity, including some due to raw material shortages, have usually resulted in increased selling prices and operating margins. This has often been followed by periods of capacity additions, which have resulted in declining capacity utilization rates, selling prices and operating margins.

Some of our employees are unionized, represented by workers' councils or employed subject to local laws that are less favorable to employers than the laws of the United States.

        As of December 31, 2008, we had approximately 6,300 employees worldwide. Approximately 800 of our 2,900 U.S. employees are unionized. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by workers' councils that have co-determination rights on any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Collective bargaining agreements with unions representing employees at several of our facilities are scheduled to expire during 2009 and we expect that they will require renegotiation. Although we believe that we have a good working relationship with our employees, a strike, work stoppage or slowdown by our employees or significant dispute with our employees, whether or not related to these negotiations, could result in a significant disruption of our operations or higher ongoing labor costs.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        We operate manufacturing plants and other facilities (including office, warehouse, and other service facilities) throughout the world. Some of these plants and facilities are shared by both of our operating segments. We own all of our major manufacturing plants. Substantially all of our U.S. properties are subject to security interests under our debtor-in-possession borrowing facility. We consider our major operating properties to be in good operating condition and suitable for their current use. We believe that, after taking planned expansion into account, the productive capacity of our plants and other facilities is generally adequate for current operations and foreseeable growth.

        Our Grace Davison operating segment operates out of 39 facilities in the following regions:

Region	Number of Facilities
North America	14
Europe	12
Latin America	2
Asia Pacific	11

        Our largest Grace Davison facilities are located in Baltimore, Maryland; Lake Charles, Louisiana; and Worms, Germany. Our Grace Davison operating segment also operates sales offices and warehouses in various regions.

        Our Grace Construction Products operating segment operates out of 56 facilities in the following regions:

Region	Number of Facilities
North America	23
Europe	13
Latin America	3
Asia Pacific	17

        Our largest GCP facilities are located in Cambridge, Massachusetts; Chicago, Illinois; and Slough, England. Because of the nature of our GCP products, GCP requires a greater number of facilities to service our customers than Grace Davison. Also, these facilities are generally smaller and less capital intensive than our Grace Davison facilities. For information on our net properties and equipment by region and country, see disclosure set forth in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 21 (Operating Segment Information) to our Consolidated Financial Statements which disclosure is incorporated herein by reference.

Item 3.    LEGAL PROCEEDINGS

CHAPTER 11 PROCEEDINGS

        Disclosure provided in this Report in Item 1 (Business) under the caption "Chapter 11 Filing" and in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 1 (Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies), under the caption "Voluntary Bankruptcy Filing," and Note 2 (Chapter 11—Related Information) to the Consolidated Financial Statements is incorporated herein by reference.

ASBESTOS LITIGATION

        Disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 2 (Chapter 11—Related Information) and Note 3 (Asbestos-Related Litigation) to the Consolidated Financial Statements is incorporated herein by reference.

ENVIRONMENTAL INVESTIGATIONS, CLAIMS AND CIVIL PROCEEDINGS

        Disclosure provided in this Report in Item 1 (Business) under the caption "Environmental, Health and Safety Matters" and Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 16 (Commitments and Contingent Liabilities), under the caption "Environmental Remediation," to the Consolidated Financial Statements is incorporated herein by reference.

        EPA has compiled for investigation a list of 245 facilities, Vermiculite Facilities, that at one time used, stored, or expanded vermiculite concentrate that originated from the Grace Libby vermiculite mine. Included in this list are 50 Vermiculite Facilities that Grace currently operates or formerly operated and 195 Vermiculite Facilities that Grace never owned or operated. Of the 50 Grace Vermiculite Facilities, EPA identified 17 that required remedial action. Grace, EPA, and/or other potentially responsible parties have conducted investigations and/or remedial actions at all of these 17 Grace Vermiculite Facilities. EPA has filed proofs of claim with respect to potential contamination at 11 of the 17 Grace Vermiculite Facilities and three additional Vermiculite Facilities that Grace never owned or operated. EPA's claims with respect to 10 of the 17 Grace Vermiculite Facilities, and the three non-Grace Vermiculite Facilities are to be resolved by the Multi-Site Agreement. EPA's claims with respect to a portion of the remaining Grace Vermiculite Facility in Libby, Montana, are resolved by the EPA Cost Recovery Agreement. Grace has completed remediation activities at a separate portion of the Libby Vermiculite Facility and is working in cooperation with EPA to investigate the Grace Libby vermiculite mine which constitutes the remainder of the Libby Vermiculite Facility.

        In addition, the Agency for Toxic Substances and Disease Registry ("ATSDR") of the Centers for Disease Control and Prevention, an agency of the U.S. Department of Health and Human Services, has conducted health consultations at: (i) 23 of the 50 Grace Vermiculite Facilities; and (ii) an additional five Vermiculite Facilities that Grace never owned or operated. ATSDR has conducted health screenings for current and former Grace employees and their household contacts at four of these locations. The cost of the health consultations are resolved through the Multi-Site Agreement. Grace's estimate of the cost of the health screenings of approximately $3.4 million (including indirect costs) is included in Grace's recorded environmental liability. Although these health consultations and screenings may result in asbestos-related personal injury claims, the proposed joint plan of reorganization provides that all future asbestos-related personal injury claims would be channeled for resolution to an asbestos trust to be established under Section 524(g) of the U.S. Bankruptcy Code.

        In February 2000, a purported class action lawsuit was filed in the U.S. District Court for Montana, Missoula Division (Tennison, et al. v. W. R. Grace & Co., et al.) against Grace on behalf of all owners of improved private real property situated within 12 miles of Libby, Montana. The action alleges that the class members have suffered harm in the form of environmental contamination and loss of property rights resulting from Grace's former vermiculite mining and processing operations. The complaint seeks remediation, property damages, and punitive damages. This case has been stayed as a result of the Chapter 11 filing. Approximately 85 members of the putative class filed proofs of claim which have been dismissed by the Bankruptcy Court. As described in this Report in Item 8 (Financial Statements and Supplementary Data) under Note 16 (Commitments and Contingent Liabilities) under the caption "Vermiculite Related Matters—EPA Cost Recovery Claim", the EPA has been conducting remediation activities in and around Libby, which include the remediation of private real property and the costs of such remediation activities are covered by the EPA Cost Recovery Agreement.

        In October 2000, a purported class action lawsuit was filed in the U.S. District Court for the District of Minnesota, 4th Division (Chase v. W. R. Grace & Co.-Conn.) alleging loss of property values in the vicinity of the former Grace vermiculite expansion plant in Minneapolis, Minnesota. This case has been stayed as a result of the Chapter 11 filing. Approximately 60 members of the putative class filed proofs of claim which have been dismissed by the Bankruptcy Court. The EPA has completed a program for removing suspected vermiculite processing by-products from the former Grace vermiculite expansion plant in Minneapolis, Minnesota, which includes the remediation of private real property. The costs of this EPA program are covered by the Multi-Site Agreement.

MONTANA CRIMINAL PROCEEDING

        Disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 16 (Commitments and Contingent Liabilities), under the caption "Vermiculite Related Matters—Montana Criminal Proceeding," to the Consolidated Financial Statements is incorporated herein by reference.

LITIGATION RELATED TO FORMER PACKAGING AND MEDICAL CARE BUSINESSES

        Disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 2 (Chapter 11—Related Information), under the caption "Litigation Proceedings in Bankruptcy Court," to the Consolidated Financial Statements is incorporated herein by reference.

TAX CLAIMS

        Disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 4 (Income Taxes) to the Consolidated Financial Statements is incorporated herein by reference.

ERISA LAWSUITS

        In June 2004, a purported class action complaint (Evans v. Akers et al.) was filed in U.S. District Court for the District of Massachusetts against the Grace Board of Directors, certain current and former Grace officers and employees, and others, relating to the Grace 401(k) Savings and Investment Plan, also known as the S&I Plan. The Evans complaint alleges that the decline in the price of Grace common stock from July 1999 through February 2004 resulted in significant losses to S&I Plan participants. The Evans complaint further alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, by failing to sell or take other appropriate action with regard to Grace common stock held by the S&I Plan during that period, and by failing to disclose to S&I Plan participants the risk of investing in Grace common stock. The Evans complaint seeks compensatory damages for the S&I Plan from the defendants. Grace expects that it would have an obligation to indemnify the other defendants for any liability resulting from this litigation. Grace has $50 million of employers' fiduciary liability insurance coverage that Grace believes would be available to pay liabilities arising out of the Evans action.

        In October 2004, a purported class action complaint (Bunch et al. v. W. R. Grace & Co. et al.), also related to the S&I Plan, was filed in the U.S. District Court for the Eastern District of Kentucky against Grace, the Grace Investment and Benefits Committee, the Board of Directors, certain current and former Grace officers and employees, and others. The Bunch complaint alleged that Grace and its investment advisors breached fiduciary duties under ERISA by selling Grace common stock from the S&I Plan at a distressed price. The Bunch complaint further alleged that Grace breached fiduciary duties under ERISA by hiring State Street Bank and Trust Company, the investment manager for the S&I Plan that Grace retained in December 2003, to rapidly liquidate all of the employees' Grace common stock investment at an artificially low sales price. In 2005, the Kentucky District Court transferred the Bunch action to the Massachusetts District Court. In January 2008, the Massachusetts District Court ruled in favor of the defendants in the Bunch action, holding that State Street and Grace did not breach their fiduciary duties under ERISA. In February 2008, the Bunch plaintiffs appealed to the U.S. Court of Appeals for the First Circuit. In January 2009, the First Circuit upheld the ruling in favor of the defendants.

        Since all Grace employees who had interests in the S&I Plan during the relevant periods are members of the purported class of plaintiffs in each of the Bunch and Evans actions and Messrs. Corcoran, McGowan, Norris, Poling, Shelnitz and Tarola had interests in the S&I Plan during these periods, they have interests in these lawsuits that may be adverse to Grace.

OTHER CLAIMS RECEIVED PRIOR TO THE CHAPTER 11 BAR DATE

        Disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 2 (Chapter 11—Related Information) under the caption "Claims Filings" to the Consolidated Financial Statements is incorporated herein by reference.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        This Item is inapplicable, as no matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Except as provided below, the disclosure required by this Item appears in the Financial Supplement, under the heading "Selected Financial Data" opposite the caption "Other Statistics—Common shareholders of record," and in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement in Note 17 (Shareholders' Equtiy (Deficit)) and Note 23 (Quarterly Summary and Statistical Information (Unaudited)), opposite the caption "Market price of common stock," to the Consolidated Financial Statements and is incorporated herein by reference.

SHAREHOLDER RIGHTS AGREEMENT

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

        The terms of the rights may be amended by the Board of Directors without the consent of the holders of the rights. The rights, which will remain outstanding under the proposed plan of reorganization expire on March 30, 2018.

        This summary of the rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which has been filed with the SEC.

STOCK TRANSFER RESTRICTIONS

        In order to preserve significant tax benefits which are subject to elimination or limitation in the event of a change in control (as defined by the Internal Revenue Code) of Grace, the Bankruptcy Court has approved trading restrictions on Grace common stock until the effective date of a plan of reorganization. These restrictions prohibit (without the consent of Grace) a person from acquiring more than 4.75% of the outstanding Grace common stock or, for any person already holding more than 4.75%, from increasing such person's holdings. This summary of the stock transfer restrictions does not purport to be complete and is qualified in its entirety by reference to the order of the Bankruptcy Court, which has been filed with the SEC.

        Also, in order to preserve these tax assets in the event of a change in control (as defined by the Internal Revenue Code) of Grace after emergence from Chapter 11, the Joint Plan provides that under certain circumstances, the Board of Directors would have the authority to impose restrictions on the transfer of Grace stock with respect to certain 5% shareholders. These restrictions would generally not limit the ability of a person that holds less than 5% of Grace stock after emergence to either buy or sell stock on the open market.

Item 6.    SELECTED FINANCIAL DATA

        The disclosure required by this Item appears in the Financial Supplement under the heading "Selected Financial Data" which disclosure is incorporated herein by reference.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The disclosure required by this Item appears in the Financial Supplement under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" which disclosure is incorporated herein by reference.

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

        We have $500.0 million of outstanding pre-petition variable-rate borrowings under bank credit agreements, and interest is accrued on this debt based on the prime rate. Due to our Chapter 11 filing, interest accrued on pre-petition debt is added to the principal balance. As of December 31, 2008 and 2007, total interest accrued on this debt and added to the $500.0 million principal was $323.5 million and $283.0 million, respectively. If the prime rate were to vary in the near-term by one percentage point, the effect would be to increase or decrease interest expense and accrued interest on outstanding principal by approximately $8.4 million over the twelve-month period ending December 31, 2009.

        We also maintain a $165 million debtor-in-possession facility. The interest rate under this facility is based on LIBOR, a variable rate. As of December 31, 2008, no amount was outstanding under this facility, and $100.9 million was available to us, net of letters of credit and holdback provisions.

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

        In May 2004, we purchased forward contracts with a U.S. bank to minimize currency risk related to a Euro-denominated intercompany loan due from one of our German subsidiaries to one of our U.S. subsidiaries. In June 2005, we extended a portion of the forward contract amounts to dates that mature on the dates of the scheduled principal repayments. As part of the contract extension, we were required to pay a settlement premium of $9.3 million to the bank, which was recovered over time as the contracts settled. In 2008, our German subsidiary repaid to the United States the remaining outstanding principal and accrued interest on this intercompany loan, and the associated forward contracts were settled, with full premium recovered. Currency fluctuations on this loan were recorded as a component of operating results.

        In November 2007, we executed intercompany loans in the aggregate amount of €250 million (Euros) between our principal U.S. operating subsidiary and a newly established German subsidiary as part of a legal restructuring. In conjunction with the loans, our U.S. subsidiary entered into a series of foreign currency forward contracts in order to fix the dollar/euro exchange rate that will apply to convert euro principal payments under loans to dollars. The forward contracts are aligned with the anticipated payment dates of the intercompany loans, which extend from November 2009 through November 2013. The total amount outstanding under the intercompany loans was €248.9 million as of December 31, 2008 (approximately $345.7 million).

        The following tables provide information about our significant foreign currency forward exchange agreements as of December 31, 2008 and 2007, specifically, the notional, or contract, amounts (in millions of U.S. dollars), and weighted average exchange rates (U.S. dollars to Euros) by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The fair values represent the fair value of the derivative contracts, and are presented as other assets or other liabilities and allocated between current and non-current, as appropriate, in the Consolidated Balance Sheets.

	Euro Forward Contracts—December 31, 2008 Expected Maturity Date
Foreign Currency Forward Exchange Agreements	2009	2010	2011	2012	2013	Total	Fair Value
Contract amount	72.7	72.5	72.5	72.6	72.9	363.2	21.0
Average contractual exchange rate	1.45	1.45	1.45	1.45	1.46	1.45	N/A

	Euro Forward Contracts—December 31, 2007 Expected Maturity Date
Foreign Currency Forward Exchange Agreements	2008	2009	2010	2011	2012	2013	Total	Fair Value
Contract amount	79.1	72.7	72.5	72.5	72.6	72.9	442.3	(11.1)
Average contractual exchange rate	1.28	1.45	1.45	1.45	1.45	1.46	1.42	N/A

Commodity Price Risk

        We operate in markets where the prices of raw materials and energy are commonly affected by cyclical movements of the economy and other economic factors. The principal raw materials used in our products include caustic, alumina, rare earths, nickel, aluminum, cobalt carbonate, kaolin, molybdenum, sodium aluminate, sodium silicate, olefins, gypsum, resins, rubber and latices. Natural gas is the largest single energy source that we purchase. These commodities are generally available to be purchased from more than one supplier. In order to minimize the risk of increasing prices on certain raw materials and energy, we use a centralized supply chain organization for procurement in order to improve purchasing activities. We have a risk management committee to review proposals to hedge purchases of raw materials, energy and currency.

        We have implemented an energy risk management program under which our goal is to hedge natural gas supply in a way that provides protection against price volatility of the natural gas market. In order to mitigate volatile natural gas prices, we have entered into fixed price swaps to hedge a portion of our 2009 natural gas requirements.

        The following tables provide information about our commodity derivatives that are sensitive to changes in commodity prices, specifically natural gas prices. Contract volumes, or notional amounts, are presented in millions of British thermal units (MMBtu), weighted average contract prices are presented in U.S. dollars per MMBtu, and the total contract amount and fair value are presented in millions of U.S. dollars. The fair values represent the fair value of the derivative contracts. The fair value for swaps represents the excess of the variable price (market price) over the fixed price (pay price) multiplied by the nominal contract volumes. The fair value of forward contracts represents the excess of the market value amounts (as quoted on commodity exchanges) over the contract amount. All commodity derivative instruments mature in the subsequent year.

	Commodity Derivatives—December 31, 2008
Type of Contract	Contract Volumes	Weighted Average Price	Total Contract Amount	Fair Value
Swaps	4.7	8.36	39.5	(10.8)

	Commodity Derivatives—December 31, 2007
Type of Contract	Contract Volumes	Weighted Average Price	Total Contract Amount	Fair Value
Swaps	1.8	8.18	14.7	(1.0)

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

        Except as provided below, the disclosure required by this Item appears in the Financial Supplement under the heading "Management's Report on Financial Information and Internal Controls" which disclosure is incorporated herein by reference.

        There was no change in Grace's internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, Grace's internal control over financial reporting.

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

Name and Age	Office	First Elected
John F. Akers (74)	Class II Director	5/09/97
H. Furlong Baldwin (77)	Class I Director	1/16/02
Ronald C. Cambre (70)	Class III Director	9/01/98
Alfred E. Festa (49)	Class II Director	9/08/04
	Chairman of the Board	1/1/08
	President and Chief Executive Officer	6/01/05
Marye Anne Fox (61)	Class I Director	5/10/96
John J. Murphy (77)	Class II Director	5/09/97
Paul J. Norris (61)	Class III Director	1/01/99
Christopher J. Steffen (67)	Class I Director	11/01/06
Mark E. Tomkins (53)	Class III Director	9/06/06
Thomas A. Vanderslice (77)	Class I Director and Lead Independent Director	5/10/96
D. Andrew Bonham (48)	Vice President & President, Grace Construction Products	9/11/07
William M. Corcoran (59)	Vice President, Public and Regulatory Affairs	6/01/99
Hudson La Force III (44)	Senior Vice President & Chief Financial Officer	4/01/08
W. Brian McGowan (59)	Senior Vice President, Administration	7/09/98
Gregory E. Poling (53)	Vice President & President, Grace Davison	3/03/05
Mark A. Shelnitz (50)	Vice President, General Counsel & Secretary	4/27/05

        Mr. Akers served as Chairman of the Board and Chief Executive Officer of International Business Machines Corporation from 1985 until his retirement in 1993. He is also a director of Lehman Brothers Holdings, Inc.

        Mr. Baldwin served as a director of Mercantile Bankshares Corporation from 1970 to 2003, as Chairman of the Board from 1984 to 2003 and as President and Chief Executive Officer from 1976 to 2001. Mr. Baldwin is Chairman of NASDAQ OMX Group, Inc., and is a director of Platinum Underwriters Holdings, Ltd. and Allegheny Energy Inc.

        Mr. Cambre is retired Chairman of the Board and CEO of Newmont Mining Corporation. He joined Newmont as Vice Chairman and CEO in 1993 and retired as CEO in 2000 and as Chairman in 2001. He is also a director of Cliffs Natural Resources Inc. and McDermott International, Inc.

        Mr. Festa joined Grace in 2003 as President and Chief Operating Officer. He was elected Chief Executive Officer in 2005 and Chairman in January 2008. Prior to joining Grace, Mr. Festa was a partner of Morganthaler Private Equity Partners, a venture capital and buyout firm from 2002 to 2003. From 2000 to 2002, he was with ICG Commerce, Inc., a private company providing on-line procurement services, where he last served as President and Chief Executive Officer. Prior to that, he served as Vice President and General Manager of AlliedSignal's performance fibers business. Mr. Festa is a director of NVR, Inc., a publicly held home builder.

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

        Mr. Norris was actively engaged in Grace's business from 1998 until his retirement as Chief Executive Officer in 2005. Since his retirement, Mr. Norris has provided consulting services to Grace. He is also a director of FMC Corporation and Nalco Company and Non-Executive Chairman of Sealy Corp. He performs advisory services for Kohlberg Kravis Roberts & Co., currently the majority shareholder of Sealy Corp.

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

        Mr. Tomkins served as Senior Vice President and Chief Financial Officer of Innovene, a petrochemical and oil refining company that is now part of the INEOS Group, from 2005 until January 2006. He served as CFO of Vulcan Materials Company from 2001 to 2005. Mr. Tomkins is a member of the Board of Directors of CVR Energy, Inc., a publicly held oil refining company and Elevance Renewable Sciences Inc.

        Mr. Vanderslice served as Chairman and Chief Executive Officer of M/A-COM, Inc., a designer and manufacturer of radio frequency and microwave components, devices and subsystems for commercial and defense applications, from 1989 until 1995. He is currently a private investor. As Lead Independent Director, Mr. Vanderslice presides at all executive sessions of the Board.

        Messrs. Corcoran, McGowan, Poling and Shelnitz have been actively engaged in Grace's business for the past five years. Mr. Poling is a director of Foamex International, Inc.

        Mr. Bonham joined Grace in 2005 as Vice President and General Manager of Grace Construction Products' European operations. Prior to joining Grace, he was President and General Manager, from 2004 to 2005, and Vice President and General Manager, from 2002 to 2004, of Invensys Controls Americas. Before joining Invensys Controls, Mr. Bonham held positions of increasing responsibility at General Electric and Honeywell.

        Mr. La Force joined Grace in 2008 as Senior Vice President and Chief Financial Officer. Prior to joining Grace, he was Chief Operating Officer and Senior Counselor to the Secretary at the U.S. Department of Education. Prior to entering public service in 2005, Mr. La Force held general management and financial management positions of increasing responsibility at Dell Inc. and AlliedSignal, Inc. (now Honeywell). Mr. La Force is a member of the advisory board of Madison Capital Partners, a Chicago-based private equity firm.

Audit Committee

        We have a standing Audit Committee established in accordance with the provisions of the Securities Exchange Act of 1934, as amended. The Committee members are John F. Akers, H. Furlong Baldwin, Ronald C. Cambre, Marye Anne Fox, John J. Murphy, Christopher J. Steffen, Mark E. Tomkins and Thomas A. Vanderslice, each of whom meets the independence standards of the SEC and New York Stock Exchange. Mr. Tomkins serves as Chair of the Audit Committee. The Board of Directors has determined that all Audit Committee members are audit committee financial experts as defined by SEC regulations. A complete description of the responsibilities of the Audit Committee is set forth in the Grace Audit Committee Charter which is available on the Internet at www.grace.com/About/Leadership/Governance/.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under Section 16 of the Securities Exchange Act of 1934, as amended, our directors, certain of our officers, and beneficial owners of more than 10% of the outstanding Grace common stock are required to file reports with the SEC concerning their ownership of and transactions in Grace common stock or other Grace securities; these persons are also required to furnish us with copies of these reports. Based upon the reports and related information furnished to us, we believe that all such filing requirements were complied with in a timely manner during and with respect to 2008.

Code of Ethics for Principal Officers

        The Board of Directors and the Audit Committee have adopted Business Ethics and Conflicts of Interest policies, which apply to all of our directors, officers, and employees, including our principal officers. These policies are accessible through our Internet website, www.grace.com/About/Leadership/Governance/ and are available in hard copy, free of charge, by contacting Grace Shareholder Services at 410-531-4167. We granted no waivers to these policies during 2008. We intend to promptly post on our website any amendments or waivers to these policies affecting any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

        The Board of Directors has designated seven Grace officers (including the five current executive officers named in the Summary Compensation Table) as "executive officers." The executive officers include the Chief Executive Officer (CEO), Chief Financial Officer and vice presidents who are in charge of operating segments or principal functions or who have policy-making authority for Grace. The Board of Directors has delegated authority for administering the compensation program for executive officers and other members of senior management to the Compensation Committee. The Board has appointed all of the independent members of the Board to serve as members of the Compensation Committee.

        A complete description of the responsibilities of the Compensation Committee is set forth in the Grace Compensation Committee Charter, which is available on the Internet at www.grace.com/About/Leadership/Governance/. The Compensation Committee and the Board review and revise the charter as necessary. In this Compensation Discussion and Analysis, unless the context otherwise requires, the terms "we", "our" and "the committee" refer to the Compensation Committee.

        We are responsible for reviewing and approving all executive officers' compensation, including:

  •
  base salary;

  •
  annual incentive compensation;

  •
  long-term incentive compensation;

  •
  employment agreements;

  •
  severance arrangements;

  •
  change-in-control agreements; and

  •
  any special or supplemental benefits.

        We also review and approve all corporate goals and objectives used in determining the incentive compensation of each executive officer. We evaluate each executive officer's performance in light of those goals and objectives and we approve each executive officer's incentive compensation based on this evaluation. In determining the long-term incentive component of an executive officer's compensation, we consider the value of similar incentive awards to executive officers with similar titles at comparable companies and the awards given to the executive officer in previous years. We also approve the annual and long-term incentive programs applicable to other salaried personnel in which the executive officers participate.

        We receive advice and legal and administrative assistance from the Grace human resources department and legal services group in meeting our responsibilities. We also have authority to retain advisors from outside of Grace. During 2008, we used the services of Watson Wyatt Worldwide, a human resources consulting firm, and we expect to continue working with Watson Wyatt during 2009. We instructed Watson Wyatt to compile competitive compensation data and, based upon such data, to recommend ranges of annual and long-term compensation that are consistent with our compensation philosophy and objectives as discussed below. We also asked Watson Wyatt to provide suggestions and alternatives regarding the form of various elements of executive compensation. We expect Watson Wyatt and Grace executive officers, including the CEO, General Counsel and Senior Vice President of Administration, and their respective subordinates, to meet, exchange information and otherwise cooperate in the performance of their respective duties outside committee meetings. Watson Wyatt also provides consulting services to Grace in connection with employee benefit plans.

Executive Compensation Philosophy and Objectives

General

        The key objective of the Grace executive compensation program is to enable Grace to compete effectively with other firms in attracting, motivating and retaining the executives that Grace needs to ensure its future growth and business success. We intend the incentive compensation portion of the program to align closely the financial interests of Grace executives with those of Grace's stakeholders (including creditors, security holders and others with an interest in the Chapter 11 proceedings). Because senior executives have a substantial ability to influence business success, we believe that the portion of compensation that is at-risk based on corporate performance should increase as the level of responsibility of the executive increases. We also expect the executive compensation programs to be consistent with a culture of ethical conduct, personal integrity and compliance with Grace policies and applicable law. We require executives to set an example for employees and other Grace business associates in emphasizing the Grace Core Values in their daily business conduct. The Grace Core Values consist of a commitment to teamwork, performance, integrity, speed and innovation, and are the foundation of the Grace corporate culture.

        The program is designed to reward executives for the achievement of corporate goals and objectives, taking into account both individual performance and contributions to the success of the overall management team. The individual performance evaluation is based on our assessment of an executive officer's leadership, technical skill, management and operational performance, and potential to contribute to Grace's future success. In evaluating executive officers other than the CEO, we receive substantial input from the CEO. The CEO proposes compensation levels for the other executive officers and, although not a member of the committee, attends our meetings and participates in our deliberations regarding compensation levels for the other executive officers. The CEO is excused from deliberations regarding his own compensation and executive sessions. Although we have not received such a request, at the request of the CEO, we would very likely hold a special meeting of the committee.

        Once we have completed an evaluation of an executive's overall performance, we review the executive's existing compensation and compensation potentially payable to the executive. Due to the age and modest value of outstanding stock options held by Grace executives, we have not considered an executive's outstanding equity-based awards in setting future compensation. We then consult with Watson Wyatt for an assessment of the competitiveness of Grace executive officer compensation relative to certain benchmark companies in the chemicals, materials and specialty chemicals industry that we deem our peer group, and relative to certain broad industry data. We selected the benchmark companies as our peer group based upon our judgment regarding the likelihood that they would compete with us for executive talent and the availability of public information regarding their compensation practices. We periodically review the composition of the peer group to ensure that it remains relevant. For 2008, the peer group consisted of:

Albemarle	Hercules
Cabot	International Flavors & Fragrances
Eastman Chemical	PPG Industries
EcoLab	Rohm & Haas
Fuller (H.B.)	Sigma-Aldrich

        The broad industry data that we generally review is included in studies produced by Mercer, Towers Perrin, Hewitt and Watson Wyatt for any given compensation year. The chemicals and non-durable goods sections of these surveys were used, in each case, adjusted to reflect Grace's revenues. This data is used as a secondary reference for executive officer compensation, largely as a check on the peer group levels, as well as to determine if there are any identifiable non-industry trends in compensation.

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

        As a result of the Grace Chapter 11 filing in 2001, and the uncertainty with respect to the amount of Grace's asbestos-related liability, we discontinued the use of equity-based compensation, such as stock options, restricted stock and stock appreciation rights, that were traditional elements of our long-term incentive programs. Accordingly, from the Grace Chapter 11 filing to 2008, Grace incentive compensation awards were solely cash-based. In April 2008, Grace reached an agreement in principle with representatives of asbestos personal injury claimants and in September 2008, Grace, with representatives of personal injury claimants and equity security holders, proposed a joint plan of reorganization that is designed to address all pending and future asbestos-related claims and all other pre-Chapter 11 claims as outlined therein. The agreement-in-principle and the joint plan contemplate that outstanding Grace Common Stock will remain outstanding, and that holders of outstanding Grace Common Stock will control Grace, upon Grace's emergence from Chapter 11. Accordingly, we determined that for the 2008-2010 Long-Term Incentive Program, or LTIP, a portion of executive compensation should be directly aligned with the interests of Grace shareholders and that equity-based incentive compensation would best accomplish this objective. We have requested that the Corporate Secretary inform the committee if an executive officer wishes to enter into any transaction involving Grace equity securities.

        For purposes of the cash portion of Grace incentive compensation, we believe that income before interest and taxes is generally the best indicator of the performance of the Grace business. Income before interest and taxes includes the factors that the executive team generally has the ability to affect and excludes the cost of capital and tax rates that we believe are generally unrelated to business performance or management control. However, this income measure is significantly affected by other factors that Grace executives are generally unable to influence such as the substantial costs of the Chapter 11 cases, legacy liabilities, income from insurance settlements and pension income and expense. As a result, our performance metric for cash incentive compensation purposes is pre-tax income from core operations (calculated as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary Financial Information and Metrics" in the Financial Supplement) adjusted to eliminate the effect of: certain unusual or one-time events; changes in pension expense (related to core operations) and LTIP expense from year to year; and, for the LTIP, the effect of major acquisitions or divestments. We generally refer to this performance metric as pre-tax income from core operations as adjusted. Grace core operations are comprised of the financial results of Grace Davison, Grace Construction Products, and the costs of corporate activities that directly or indirectly support their business operations. Excluded from pre-tax income from core operations and pre-tax income from core operations as adjusted are all other events and transactions not directly related to the generation of operating revenue or the support of our core operations.

Chief Executive Officer

        Our process for determining the compensation of the CEO is similar to the process we apply to other executive officers. We review and approve corporate goals and objectives used in determining the compensation of the CEO. We evaluate the CEO's performance in light of those goals and objectives and have sole authority to determine the CEO's compensation based on this evaluation subject to the terms of his employment agreement. The terms of the CEO's employment agreement are discussed below in this Compensation Discussion and Analysis and under the Summary Compensation Table and Potential Payments Upon Termination or Change-In-Control Table. The CEO plays no part in our deliberations or approval of his compensation.

        We believe the CEO's compensation should be substantially higher than the compensation of other executive officers because the CEO is uniquely positioned to influence all aspects of Grace's operations and performance and the resulting return to our stakeholders. In addition, we believe there exists a robust competition for effective CEO talent among companies the size of Grace and, in this environment, a competitive compensation package is essential for retention. Our view is consistent with the practices of the peer group companies and the broad industry data that we have reviewed.

Base Salary

        To ensure comparability with other companies, as well as consistency and uniformity within Grace, all management positions have been assigned to salary ranges based upon broad industry data. Individual salaries and salary increases for executive officers are set within the salary ranges based on the median annual base salaries paid to individuals who hold comparable positions at the peer group companies, salary levels of peers and subordinates within Grace, individual performance and the amount budgeted for salary increases. Although these factors apply to Mr. Festa, his base salary is also subject to the terms of his employment agreement. Grace executives are generally eligible for annual salary reviews.

        For 2008, Grace established a guideline for base salary merit increases applicable to all Grace U.S. salaried employees of 3.7%. Grace determined the amount of the guideline based on a review of projected wage increases in the U.S. chemical industry and certain additional data applicable to the geographic regions in which Grace has its major operations. Base salary merit increases for the Grace executive officers listed in the Summary Compensation Table (other than Mr. Tarola, who left Grace during the year), referred to herein as named executive officers, were generally in line with those of other salaried employees, ranging from 3.8% to 4.7%.

Annual Incentive Compensation

        The Annual Incentive Compensation Program, or AICP, is a cash-based pay-for-performance incentive program. Its purpose is to motivate and reward executive officers, and other upper- and middle-level employees, for their contributions to Grace performance and align their financial interests with those of Grace stakeholders by making a significant portion of their annual compensation variable and dependent upon Grace's annual financial performance. The amount of an individual incentive award payment under the AICP is based upon:

  •
  the individual's annual incentive target amount;

  •
  the change in Grace pre-tax earnings from core operations as adjusted; and

  •
  the individual's personal performance.

        The AICP targets for the named executive officers (other than Mr. Festa) for 2008 range from 65% to 80% of base salary and actual awards may range from $-0- to an amount equal to twice the target amount, based on business and individual performance. The AICP targets for executive officers are generally set within the target range based on the median annual bonus paid to individuals who hold comparable positions at the peer group companies. Although these factors also apply to Mr. Festa, his AICP target is also subject to the terms of his employment agreement, which requires a minimum AICP target of 100% of base salary. For 2008, Mr. Festa's AICP target is 100% of base salary.

        For 2008, the target performance objective was an 8% increase, and the maximum compensable performance objective was a 35% increase, in pre-tax earnings from core operations as adjusted over pre-tax earnings from core operations for 2007. The target performance objective reflects our collective view of good performance by Grace based upon Grace's historical performance and the long-term historical performance of the peer group. Generally, no awards are earned for any year if pre-tax earnings from core operations as adjusted is less than 80% of the prior year's pre-tax earnings from core operations; provided however, that we have discretion to establish or increase the size of the incentive pool even if performance measures are not achieved. We usually set AICP target awards during the first quarter for the current compensation year.

        Based on 2008 operating performance, the aggregate AICP pool was established at 71.4% of the targeted awards. The 2008 AICP payments to the named executive officers ranged from 79% (for Mr. Festa) to 97% of their respective target awards reflecting our view of the respective individual performances of the named executive officers in the context of the challenging economic and, in the case of Mr. Shelnitz, legal environment faced by Grace during 2008.

        In recognition of Mr. Tarola's service as Chief Financial Officer, we determined that Mr. Tarola should receive the payment under the 2008 AICP that he would have been entitled to receive had he been employed by Grace on the March 2009 payment date for the AICP, prorated for the three months of 2008 that he served as Chief Financial Officer.

Long-Term Incentive Compensation

        The LTIPs are designed to motivate and reward approximately 190 eligible upper-level Grace employees, including the executive officers, for their contributions to Grace performance over a multi-year period and align their financial interests with those of Grace stakeholders by making a significant portion of their total compensation variable and dependent upon Grace's sustained financial performance. The LTIP targets for eligible employees are based on the 60th percentile of long-term compensation opportunities of individuals who hold comparable positions at the peer group companies (in the case of the executive officers) and broad industry data for other participants.

        The Bankruptcy Court has approved the LTIPs for each of the 2006-2008, 2007-2009 and 2008-2010 performance periods. Awards under the 2006 and 2007 LTIPs are payable solely in cash and awards under the 2008 LTIPs are payable in cash and options to purchase Grace Common Stock. Stock options awarded as part of the 2008 LTIP were issued on the terms and conditions of the Grace 2000 Stock Incentive Plan.

        Awards under cash-based LTIPs are payable based on the extent to which Grace achieves certain performance targets. These LTIP payouts are based on the compound annual growth in our pre-tax income from core operations as adjusted over the performance period using results for the year prior to the first year of the performance period as the baseline. We generally refer to this growth objective as a CAGR. For cash-based LTIPs, the CAGR objective is 6% and the maximum compensable CAGR objective is 25%. The CAGR objective reflects our collective view of good performance by Grace based upon Grace's historical performance and the long-term historical performance of the peer group. The LTIP target is lower than the AICP target because the LTIPs are designed to incentivize sustained growth over a long-term period, which we believe is generally more difficult to achieve than annual performance targets. The LTIP award payouts may range from $-0- to an amount equal to twice the target amount, based on Grace's operating performance. No award payouts are earned under the cash-based LTIPs if the CAGR for the performance period is zero or negative.

        In determining the value of stock option awards, we considered an analysis of stock option value calculated by Watson Wyatt and based, in part, on the Black-Scholes Option Pricing Model. We approved the stock option grants included in the 2008 LTIP on September 11, 2008, after approval of the 2008 LTIP by the Bankruptcy Court on August 26, 2008. The exercise price of the options was $19.71, which was the average of the high and low trading prices of Grace Common Stock on the New York Stock Exchange on September 11, 2008. The stock option component of the 2008-2010 LTIP represented 55% to 66% of the total target LTIP award value for the named executive officers.

        In recognition of Mr. Tarola's service as Chief Financial Officer, we determined that Mr. Tarola should receive the payments under the 2006-2008 and 2007-2009 LTIPs that he would have been entitled to receive had he been employed by Grace on the relevant payment dates (March 2009 for the initial payment on the 2007-2009 LTIP and the final payment on the 2006-2008 LTIP and March 2010 for the final payment on the 2007-2009 LTIP). Payments under these LTIPs will be prorated for the portion of the respective performance periods completed as of Mr. Tarola's departure on October 31, 2008.

        We believe that the cash-based LTIP awards encourage executive retention because the right to any pending payment under an LTIP is generally subject to forfeiture if the executive ceases employment with us prior to age 62. We generally grant LTIP awards during the first year of the performance period.

Pension Plan/Supplemental Executive Retirement Plan

        As described below under "Pension Benefits," payments under Grace's tax-qualified pension plan are calculated using annual compensation, including base salary and AICP awards, and years of credited Grace service. We believe that retirement compensation that increases with increases in years of service and annual compensation is an effective recruiting and retention tool for our employees, including our executive officers. For 2008, federal income tax law limits to $230,000 the annual compensation on which benefits under the tax-qualified pension plan may be based. As a result, we have implemented a Supplemental Executive Retirement Plan, generally referred to as a SERP, that currently applies to approximately 70 upper-level employees, including the executive officers, whose annual compensation exceeds that amount, under which each such employee will receive the full pension to which that employee would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law. The SERP is unfunded and is not qualified for tax purposes.

Savings and Investment Plan/Replacement Payment Program

        We generally offer a tax-qualified 401(k)-type Savings and Investment Plan, or S&I Plan, to employees under which they may save a portion of their annual compensation in investment accounts on a pre- or post- tax basis. Grace currently matches 100% of employee savings under the S&I Plan up to six percent of the employee's base salary and annual incentive compensation. We believe that a 401(k)-type plan with a substantial company match that increases (in dollar amount, not percentage of compensation) with the level of participation in the plan and increases in the employee's annual compensation is an effective recruiting and retention tool for our employees, including our executive officers. For 2008, federal income tax law limits the total contributions, which include an employee's contribution plus the employer's matching contributions, that can be made to an employee's 401(k) plan account to $46,000 and qualifying annual compensation for 401(k) plan purposes to $230,000. As a result, we have implemented an S&I Plan Replacement Payment Program that currently applies to approximately 70 of our employees, including our executive officers, whose annual compensation exceeds $230,000, under which each such employee will receive the full Grace matching payments to which that employee would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law.

Executive Personal Benefits

        We believe that executives generally should not be treated differently than the general employee population when it comes to personal benefits and therefore, we have limited executive personal benefits. Mr. Festa has access to corporate aircraft at Grace expense for reasonable personal travel, though he is responsible for paying income taxes on the value of such travel as determined by the Internal Revenue Service. Due to his overseas assignment in Belgium, Mr. Bonham received certain expatriate benefits that are generally available to all executives that are on overseas assignments. We intend that these benefits compensate Grace's expatriate executives for the additional economic costs they face as a result of their foreign service, including housing costs, higher cost of living, family leave in the U.S., local transportation expenses, children's tuition, foreign income taxes and increases in U.S. taxes caused by such benefits. Mr. Bonham also received certain benefits related to his relocation, at Grace's request, from his former home in Virginia to Massachusetts that are generally available to all employees who relocate at Grace's request.

Change-In-Control Severance Agreements

        As described below under "Change-In-Control Severance Agreements," Grace has entered into change-in-control severance agreements with each of the named executive officers. The provisions in these agreements are based on competitive practice and are designed to ensure that the executive officers' interests remain aligned with the interests of the Grace stakeholders if a potential change in control occurs. Payments under these agreements are triggered by the involuntary termination of the executive officer's employment without cause (including constructive termination caused by a material reduction in his or her authority or responsibility or by certain other circumstances) following a "change in control." A change in control situation often undermines an executive officer's job security, and it is to Grace's and its stakeholders' benefit to encourage the Grace executive officers to seek out beneficial transactions and to remain employed through the closing of any transaction, even though their future employment at Grace may be uncertain. The change-in-control severance agreements are designed to reinforce and encourage the continued attention and dedication of the executive officers to their assigned duties without distraction in the face of potentially adverse circumstances arising from the possibility of a change in control of Grace. Certain terms of these agreements are described below under the Potential Payments Upon Termination or Change-In-Control Table.

Severance Arrangements

        As described below under "Severance Arrangements," we have entered into severance agreements with each of the named executive officers, other than Mr. Festa, whose severance arrangements are included in his employment agreement, and Mr. Bonham, whose severance arrangements were established by committee approval. Payments under these arrangements are triggered by involuntary termination of employment under most circumstances. The Grace severance arrangements are designed to encourage and reinforce the continued attention and dedication of our executive officers to their assigned duties without undue concern regarding their job security. Certain terms of these agreements are described below under the Potential Payments Upon Termination or Change-In-Control Table.

Executive Salary Protection Plan

        As described below under "Executive Salary Protection Plan," our Executive Salary Protection Plan provides payments to our named executive officers, or their respective beneficiaries, in the event of their disability or death prior to age 70 while employed by Grace. The plan is designed to encourage the continued attention and dedication of our executive officers to their assigned duties without undue concern regarding their ability to earn a living and support their families in the event of death or disability. Certain terms of this plan are described below under the Potential Payments Upon Termination or Change-In-Control Table.

Employment Agreements

        Grace has entered into an employment agreement with Mr. Festa pursuant to which he serves as CEO of Grace. Certain terms of this employment agreement are described below under the Summary Compensation Table and Potential Payments Upon Termination or Change-In-Control Table. This agreement was approved by the Bankruptcy Court and was designed to encourage Mr. Festa to accept his appointment as CEO of Grace, remain with Grace and work diligently in pursuit of corporate objectives. Mr. Festa's employment agreement includes a minimum salary and AICP target that were negotiated with Mr. Festa and are based on his business experience, his past performance as Chief Operating Officer of Grace and a competitive analysis of the base salary and annual bonus paid to CEOs at the peer group companies. The agreement also provides for retention payments that have been paid and severance payments that are designed to encourage and reinforce Mr. Festa's continued attention and dedication to his assigned duties without undue concern regarding his job security.

        Grace has also entered into an employment agreement with Mr. La Force pursuant to which he serves as CFO of Grace. Certain terms of this employment agreement are described below under the Summary Compensation Table and Potential Payments Upon Termination or Change-In-Control Table. This agreement provides for salary, a signing bonus and AICP and LTIP targets and provisions regarding severance payments. This agreement was negotiated on an arms-length basis prior to the time Mr. La Force joined Grace. The payments required by this agreement were designed to encourage Mr. La Force to join and remain with Grace in lieu of other employment opportunities available to him.

Deductibility of Executive Compensation

        Under the Omnibus Budget Reconciliation Act of 1993, provisions were added to the Internal Revenue Code of 1986, as amended, under Section 162(m) that limit the tax deduction for compensation expense in excess of $1 million paid to executive officers unless such compensation is "performance-based" and satisfies certain other conditions. We believe that compensation payable to executive officers should generally meet the conditions required for full deductibility under Section 162(m). Tax deductibility is one criterion we consider when establishing compensation programs. The AICP and LTIPs are structured with the intention that the compensation payable thereunder, with the exception of any discretionary AICP payments or other non-performance-based payments, will qualify as deductible "performance-based" compensation. While we believe that it is important to preserve the ability to structure compensation programs to meet a variety of corporate objectives even if the compensation is not deductible, due to our focus on performance-based compensation plans, we expect that the vast majority of compensation paid to the named executive officers will be tax deductible.

Compensation Committee Report

        We, the undersigned members of the Compensation Committee of the Board of Directors of Grace, have reviewed Grace's Compensation Discussion and Analysis for 2008 and have discussed it with Grace management. Based on our review and this discussion, we recommend to the Board that the Compensation Discussion and Analysis be included in Grace's Annual Report on Form 10-K.

    COMPENSATION COMMITTEE

      John F. Akers, Chair
      H. Furlong Baldwin
      Ronald C. Cambre
      Marye Anne Fox
      John J. Murphy
      Christopher J. Steffen
      Mark E. Tomkins
      Thomas A. Vanderslice

Summary Compensation Table

        The following table sets forth the compensation we paid for services rendered during the fiscal year ended December 31, 2008 to each individual who served as our Chief Executive Officer or our Chief Financial Officer and each of our other three most highly compensated executive officers who were executive officers as of December 31, 2008, determined by reference to total compensation (reduced by the amount set forth in the table below under the caption "Change in Pension Value and Nonqualified Deferred Compensation Earnings") earned by such individuals for the 2008 fiscal year.

									Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(e)
							Non-Equity Incentive Plan Compensation ($)
		Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)(c)				All Other Compensation ($)(f)	Total ($)
Name and Principal Position	Year						AICP	LTIP(d)
A. E. Festa	2008	921,000	1,000,000	(a)	-0-	145,023	725,000	2,433,600	188,000	166,965	5,579,588
Chairman,	2007	862,500	750,000	(a)	-0-	-0-	1,375,000	2,399,800	326,000	166,470	5,879,770
President & Chief Executive Officer	2006	789,167	-0-		-0-	-0-	1,250,000	1,502,233	56,000	244,525	3,841,925
H. La Force III*	2008	307,500	250,000	(b)	-0-	59,357	225,000	242,500	-0-	15,769	1,100,126
Senior Vice President & Chief Financial Officer
G. E. Poling	2008	434,667	-0-		-0-	90,097	275,000	880,667	460,000	58,418	2,198,849
Vice President &	2007	412,667	-0-		-0-	-0-	500,000	743,333	560,000	53,342	2,269,342
President Grace Davison	2006	385,000	-0-		-0-	-0-	460,000	771,667	158,000	77,407	1,852,074
D. A. Bonham	2008	370,870	-0-		-0-	51,484	250,000	498,667	53,000	893,683	2,117,704
Vice President & President Grace Construction Products	2007	311,667	-0-		-0-	-0-	360,000	301,765	33,000	488,537	1,494,969
M. A. Shelnitz	2008	354,667	-0-		-0-	53,632	200,000	440,333	172,000	43,173	1,263,805
Vice President, Secretary and General Counsel	2007	336,000	-0-		-0-	-0-	335,000	453,167	237,000	39,957	1,401,124
R. M. Tarola**	2008	370,000	-0-		-0-	-0-	62,000	563,550	328,000	144,358	1,487,908
Former Chief	2007	439,333	-0-		-0-	-0-	440,000	611,833	682,000	58,594	2,231,760
Financial Officer	2006	426,667	-0-		-0-	-0-	460,000	769,500	295,000	101,284	2,052,451

*
Mr. La Force was elected Senior Vice President & Chief Financial Officer effective April 1, 2008.

**
Mr. Tarola stepped down as Chief Financial Officer on March 31, 2008 and left Grace on October 31, 2008.

(a)
Consists of retention payments paid pursuant to Mr. Festa's employment agreement.

(b)
Consists of sign-on bonus paid pursuant to Mr. La Force's employment agreement.

(c)
Amount represents the dollar amount recognized for financial reporting purposes related to grants of options, without any reduction for risk of forfeiture, calculated in accordance with the provisions of SFAS No. 123(R). We calculate compensation expense related to stock options using the Black-Scholes Option Pricing Model. We amortize compensation expense over the service period and do not adjust the expense based on actual gains or losses or changes in the price of Grace Common Stock after the grant date. The compensation expense in the "Option Awards" column is related to stock options awarded in 2008. The assumptions used to calculate the compensation expense reported for 2008 are described in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 19 (Stock Incentive Plans) to the Consolidated Financial Statements and are incorporated herein by reference.

(d)
The 2008 amount consists of the following payments that we expect to make in March 2009 pursuant to the 2006-2008 and 2007-2009 Long-Term Incentive Programs, or LTIPs, as follows:

Name	Final Payment Payment 2006-2008 LTIP ($)	Initial Payment 2007-2009 LTIP ($)	Total Payment ($)
A. E. Festa	1,870,267	563,333	2,433,600
H. La Force III	180,000	62,500	242,500
G. E. Poling	664,000	216,667	880,667
D. A. Bonham	332,000	166,667	498,667
M. A. Shelnitz	332,000	108,333	440,333
R. M. Tarola	461,712	101,838	563,550
(e)
The 2008 amount consists of the aggregate change in the actuarial present value of the individual's accumulated benefit under the Grace Pension Plan, Grace Supplemental Executive Retirement Plan, and, in the case of Mr. Tarola, supplemental benefits pursuant to the terms of his employment agreement, from December 31, 2007 to December 31, 2008, assuming a 6.25% discount rate and retirement at age 62 with benefits payable on a straight life annuity basis and other assumptions used for financial reporting purposes under generally accepted accounting principles as described in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 20 (Pension Plans and Other Postretirement Benefits Plans) to the Consolidated Financial Statements. Mr. Tarola has elected early retirement under the Grace Pension Plan, Grace Supplemental Executive Retirement Plan and his supplemental arrangements. Mr. La Force is not a member of the Grace Pension Plan or the Grace Supplemental Executive Retirement Plan because he has not completed one year of credited service under the plans. The 2007 and 2008 amounts reflect changes from the method used in prior years to calculate pension values including our revised data collection procedures.

(f)
The 2008 amount consists of the following:

Name	Personal Benefits ($)(1)	S&I Plan Matching Payments ($)	S&I Plan Replacement Payments ($)	Liability Insurance ($)	Life Insurance ($)	Severance and Vacation Payments ($)(2)	Total ($)
A. E. Festa	25,608	13,800	123,960	1,200	2,397	-0-	166,965
H. La Force III	-0-	10,095	4,650	600	424	-0-	15,769
G. E. Poling	-0-	13,800	42,280	900	1,438	-0-	58,418
D. A. Bonham	848,673	13,800	30,000	900	310	-0-	893,683
M. A. Shelnitz	-0-	13,207	27,580	900	1,486	-0-	43,173
R. M. Tarola	-0-	13,800	34,800	900	3,782	91,076	144,358

  (1)
  Consists of our aggregate incremental cost of providing personal benefits if the aggregate amount of personal benefits provided to the individual equaled or exceeded $10,000. The following additional personal benefits exceeded the greater of $25,000 or 10% of the total amount of personal benefits for that individual and we are required to separately report them under SEC rules:

  (A)
  for Mr. Festa, personal use of Grace-provided aircraft; and

  (B)
  for Mr. Bonham:

  (i)
  certain benefits related to his overseas assignment in Belgium and his relocation to the U.S. including:

  (a)
  rental brokerage fees, U.S. housing maintenance, reimbursement of miscellaneous residential preparation and cleaning expenses and tax preparation fee,

  (b)
  estimated gross up for U.S. income taxes resulting from Grace expatriate benefits—$171,767, and

  (c)
  the following items paid in Euros and converted at exchange rates prevailing in the month such amounts were paid, foreign tax payments—$389,208, cost of living allowance—$37,056, local transportation expenses—$31,662, and overseas housing allowance—$51,114, and

  (ii)
  certain expenses and allowances related to his permanent relocation from Virginia to Massachusetts including:

  (a)
  reimbursement of residential closing costs and allowance for miscellaneous relocation expenses and related gross-up for U.S. income taxes,

  (b)
  cost of living allowance—$106,176, and

  (c)
  reimbursement for house hunting expenses—$27,181.

  (2)
  Includes contractual severance payments paid during 2008 in the amount of $74,000.

CEO Employment Agreement

        Grace has entered into an employment agreement with Mr. Festa pursuant to which he serves as CEO of Grace. Under this employment agreement, Mr. Festa is entitled to an initial base annual salary of $760,000. His targeted award under the AICP for 2005 and each calendar year thereafter is 100% of his base salary earned during the applicable year (or greater, as determined by the Board). Under the agreement, Mr. Festa may also participate in the LTIPs. The agreement also provides for certain payments in the event that Mr. Festa's employment is involuntarily terminated. These severance payments are discussed below under "Potential Payments Upon Termination or Change-In-Control."

CFO Employment Agreement

        Grace has entered into an employment agreement with Mr. La Force. Under the terms of this agreement, Mr. La Force received a "sign-on" bonus of $250,000, which he has agreed to re-pay if he terminates his employment with Grace before April 1, 2009. He is entitled to an initial base salary of $410,000 and to participate in the AICP. For the 2008 calendar year his targeted award is 75% of base salary earned in 2008. In addition, this agreement provides for targeted awards of $500,000 under each of the 2008-2010, 2007-2009 and 2006-2008 LTIPs, prorated, in each case, to reflect the actual time during the respective performance period that Mr. La Force was a Grace employee. Mr. La Force's actual award under the 2008-2010 LTIP is described below in the "Grants of Plan-Based Awards in 2008" table. The agreement also provides for certain payments in the event that Mr. La Force's employment is involuntarily terminated. These severance payments are discussed below under "Potential Payments Upon Termination or Change-In-Control."

Former CFO Agreement

        Grace has entered into an agreement with Mr. Tarola pursuant to which he resigned his position as Chief Financial Officer and retired from Grace. Under the terms of this agreement, if the Grace Chapter 11 cases are resolved and Grace emerges from Chapter 11 bankruptcy on or before October 31, 2009 and the then current senior officers of Grace are awarded cash bonuses related to such resolution and emergence, the Chief Executive Officer shall consider recommending Mr. Tarola for such a bonus based on his evaluation regarding whether such a bonus is appropriate and his assessment of Mr. Tarola's contributions to such resolution and emergence. This agreement also includes provisions contained in his employment agreement regarding severance payments and enhanced pension payments that are discussed below under "Pension Benefits" and "Potential Payments Upon Termination or Change-In-Control."

Grants of Plan-Based Awards in 2008

        The following table provides information regarding grants under our Annual Incentive Compensation Program, or AICP, and Long Term Incentive Program, or LTIP, to the executive officers named in the Summary Compensation Table during 2008.

						All Other Option Awards: Number of Securities Underlying Options (#)
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(a)
							Exercise or Base Price of Option Awards ($/Sh)(c)	Grant Date Fair Value of Option Awards ($)(d)
Name	Plan	Option Grant Date	Threshold ($)	Target ($)(b)	Maximum ($)(b)
A. E. Festa	2008 AICP	n/a	230,250	921,000	1,842,000	n/a	n/a	n/a
	2008-2010 LTIP (Cash)	n/a	-0-	845,000	1,690,000	n/a	n/a	n/a
	2008-2010 LTIP (Option)(e)	09/11/08	n/a	n/a	n/a	171,490	19.7100	1,019,508
H. La Force III	2008 AICP(f)	n/a	57,656	230,625	461,250	n/a	n/a	n/a
	2008-2010 LTIP (Cash)	n/a	-0-	250,000	500,000	n/a	n/a	n/a
	2008-2010 LTIP (Option)(e)	09/11/08	n/a	n/a	n/a	70,190	19.7100	417,280
	2007-2009 LTIP(f)	n/a	-0-	291,500	583,000	n/a	n/a	n/a
	2006-2008 LTIP(f)	n/a	-0-	125,000	250,000	n/a	n/a	n/a
G. E. Poling	2008 AICP	n/a	86,933	347,733	695,466	n/a	n/a	n/a
	2008-2010 LTIP (Cash)	n/a	-0-	325,000	650,000	n/a	n/a	n/a
	2008-2010 LTIP (Option)(e)	09/11/08	n/a	n/a	n/a	106,540	19.7100	633,380
D. A. Bonham	2008 AICP	n/a	69,538	278,153	556,306	n/a	n/a	n/a
	2008-2010 LTIP (Cash)	n/a	-0-	250,000	500,000	n/a	n/a	n/a
	2008-2010 LTIP (Option)(e)	09/11/08	n/a	n/a	n/a	60,880	19.7100	361,932
M. A. Shelnitz	2008 AICP	n/a	57,633	230,533	461,066	n/a	n/a	n/a
	2008-2010 LTIP (Cash)	n/a	-0-	162,500	325,000	n/a	n/a	n/a
	2008-2010 LTIP (Option)(e)	09/11/08	n/a	n/a	n/a	63,420	19.7100	377,032
R. M. Tarola	2008 AICP(g)	n/a	21,645	86,580	173,160	n/a	n/a	n/a

(a)
Actual payments pursuant to the 2008 AICP, final payments pursuant to the 2006-2008 LTIP and initial payments pursuant to the 2007-2009 LTIP that we expect to pay in March 2009 have been determined and are reflected in the Summary Compensation Table.

(b)
For AICP, amounts are based upon base salary actually paid during 2008.

(c)
The exercise price was determined based on the average of the high and low trading prices of Grace Common Stock on the New York Stock Exchange on the grant date.

(d)
The grant date fair value is generally the amount that Grace would expense in its financial statements over the award's service period, but does not include a reduction for forfeitures.

(e)
Options are exercisable in 50% annual increments beginning on March 1, 2010.

(f)
Mr. La Force's AICP and LTIP amounts reflect proration for the portion of the relevant performance period that he was employed by Grace.

(g)
Mr. Tarola's AICP amount reflects proration for the portion of the AICP performance period that he served as Chief Financial Officer.

Annual Incentive Compensation Program (AICP)

        Our Annual Incentive Compensation Program, or AICP, is a cash-based pay-for-performance incentive program. Awards under the AICP are allocated from the corporate incentive pool that is determined by the extent to which business performance objectives are achieved. In order to generate an incentive pool amount sufficient to pay all participants their target award, our pre-tax income from core operations, as adjusted, must be 8% higher than the prior year's pre-tax income from core operations. If our pre-tax income from core operations, as adjusted, is greater than or equal to 35% higher than the prior year's pre-tax income from core operations, the incentive pool is funded in an amount sufficient to pay all participants two times their target award. If our pre-tax income from core operations, as adjusted, is 80% of the prior year's pre-tax income from core operations, the incentive pool is funded in an amount sufficient to pay all participants 25% of their target award. Generally, no awards are earned if pre-tax income from core operations, as adjusted, is less then 80% of the prior year's pre-tax income from core operations. The Compensation Committee has discretion to establish or increase the size of the incentive pool even if performance measures are not achieved. Once the incentive pool is established, an executive officer's award payment is determined based on the individual's target award, performance and other factors determined by the Compensation Committee.

        In order to receive an AICP award payment for a specific calendar year, employees generally must be actively employed by Grace through the payout date, which is typically in March of the following year. See "Potential Payments Upon Termination or Change-In-Control—Termination and Change-in-Control Arrangements" for a description of the circumstances under which AICP payments would be made upon termination of an executive's employment with Grace.

Long-Term Incentive Program (LTIP)

        Our long-term incentive programs are multi-year, pay-for-performance incentive programs. Awards under our 2008-2010 LTIP consist of awards of a cash-based LTIP award with terms comparable to our 2006-2008 and 2007-2009 LTIPs and awards of stock options under our 2000 Stock Incentive Plan.

        Cash-Based LTIP.    Cash-based awards under the LTIPs are payable based on the extent to which we achieve a specified compound annual growth in our pre-tax income from core operations as adjusted over the three-year performance period using results for the year prior to the first year of the performance period as the baseline. We generally refer to this growth objective as a CAGR. In order to earn the target award, our CAGR must be 6% and, to earn the maximum of two times the target award, our CAGR must be 25%. No awards are earned if the CAGR is zero or negative.

LTIP Compound Annual Growth Rate (CAGR) as of December 31, 2008

LTIP	CAGR
2006-2008 LTIP (full 3-year period)	14.4%
2007-2009 LTIP (partial 2-year period)	17.2%

        Employees who become entitled to cash payments under an LTIP are paid in two installments: one in March of the third year of the performance period (as partial payment based on the first two years of the performance period but limited to 50% of the LTIP target for those two years); and the other in March of the year following the performance period (as final payment based on the complete three-year performance period but offset by the prior partial payment).

        Based on 2006-2008 operating performance, final payments under the 2006 LTIP are calculated based upon 144% of the target for each participant. Based on 2007-2008 operating performance, partial payments under the 2007 LTIP are calculated based upon 159% of the target for each participant but limited to 50% of the target amount for those two years.

        In order to receive a cash LTIP award payment, employees generally must be actively employed by Grace through the payout date, which is in March following the second and third years of the LTIP performance period. See "Potential Payments Upon Termination or Change-In-Control—Contractual Termination Provisions" for a description of the circumstances under which LTIP payments would be made upon termination of an executive's employment with Grace.

        Equity-Based LTIP.    Stock options granted under the 2000 Stock Incentive Plan are exercisable in 50% annual increments beginning on March 1, 2010.

Outstanding Equity Awards at Fiscal Year-End

        The following table provides information regarding outstanding stock options held by the executive officers named in the Summary Compensation Table as of December 31, 2008.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
A. E. Festa	-0-	171,490	*	19.7100	9/11/13
H. La Force III	-0-	70,190	*	19.7100	9/11/13
G. E. Poling	-0- 35,000 16,500	106,540 -0- -0-	*	19.7100 13.4688 2.4000	9/11/13 5/09/10 3/07/11
D. A. Bonham	-0-	60,880	*	19.7100	9/11/13
M. A. Shelnitz	-0- 22,000 25,000 8,200	63,420 -0- -0- -0-	*	19.7100 12.8125 13.4688 2.4000	9/11/13 3/03/09 5/09/10 3/07/11
R. M. Tarola	100,000 75,000 27,900	-0- -0- -0-		16.1875 13.4688 2.4000	5/10/09 5/09/10 3/07/11

*
Options are exercisable in 50% annual increments beginning on March 1, 2010.

Option Exercises and Stock Vested

        The following table provides information regarding the exercise of options held by the executive officers named in the Summary Compensation Table during 2008.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
A. E. Festa	-0-		-0-	-0-	-0-
H. La Force III	-0-		-0-	-0-	-0-
G. E. Poling	50,000	*	32,980	-0-	-0-
D. A. Bonham	-0-		-0-	-0-	-0-
M. A. Shelnitz	13,000	*	8,575	-0-	-0-
R. M. Tarola	-0-		-0-	-0-	-0-

*
Exercised options had an expiration date of March 31, 2008.

Pension Benefits

        The following table provides information regarding benefits under our Retirement Plan for Salaried Employees, or Pension Plan, our Supplemental Executive Retirement Plan, or SERP, and

any supplemental pension arrangements under employment agreements for the executive officers named in the Summary Compensation Table.

Name	Plan Name	Number of Years Credited Service (years)	Present Value of Accumulated Benefit(a) ($)	Payments During Last Fiscal Year ($)
A. E. Festa	Pension Plan	5.08	77,000	-0-
	SERP	5.08	578,000	-0-
H. La Force III	Pension Plan(b)	.75	-0-	-0-
	SERP(b)	.75	-0-	-0-
G. E. Poling	Pension Plan	29.42	568,000	-0-
	SERP	29.42	1,516,000	-0-
D. A. Bonham	Pension Plan	3.25	43,000	-0-
	SERP	3.25	79,000	-0-
M. A. Shelnitz	Pension Plan	25.17	412,000	-0-
	SERP	25.17	725,000	-0-
R. M. Tarola	Pension Plan	9.42	246,000	3,684
	SERP	9.42	830,000	-0-
	Supplemental(c)	9.42	1,076,000	-0-

(a)
Amounts comprise the actuarial present value of the executive officer's accumulated benefit under the Pension Plan, SERP and, in the case of Mr. Tarola, supplemental pension arrangements, as of December 31, 2008, assuming a 6.25% discount rate and retirement at age 62 with benefits payable on a straight life annuity basis and other assumptions used for financial reporting purposes under generally accepted accounting principles as described in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 20 (Pension Plans and Other Postretirement Benefits Plans) to the Consolidated Financial Statements. The Pension Plan, SERP and supplemental arrangements provide for a reduction in pension payments to employees that elect early retirement ranging from a 17% reduction for retirement at age 55 to no reduction for retirement at age 62. Effective upon his October 31, 2008 departure date, Mr. Tarola elected early retirement under the Pension Plan, SERP and his supplemental arrangements at age 58, accordingly his payments under these plans and arrangements are reduced by 7%. He also elected to have his benefits paid out in a 66 2/3% joint and survivor benefit.

(b)
Mr. La Force will not be a member of the Grace Pension Plan or the Grace Supplemental Executive Retirement Plan until he completes one year of credited service.

(c)
Under his employment agreement, Mr. Tarola is entitled to a supplemental pension benefit calculated by applying the benefit formula of the Pension Plan and SERP to additional years of credited service. Mr. Tarola has been credited with one additional year of credited service for each year of credited service under those plans that he actually earned during his period of employment with Grace.

Retirement Plan for Salaried Employees

        Full-time salaried employees who are 21 or older and who have one or more years of service are eligible to participate in our Retirement Plan for Salaried Employees, or Pension Plan. Under this basic retirement plan, pension benefits are based upon (a) the employee's average annual compensation for the 60 consecutive months in which his or her compensation is highest during the last 180 months of continuous participation, and (b) the number of years of the employee's credited Grace service. The normal retirement age under the Pension Plan is 62, but participants may elect reduced payments upon early retirement beginning at age 55. For purposes of the Pension Plan, compensation generally includes base salary and AICP awards; however, for 2008, federal income tax law limits to $230,000 the annual compensation on which benefits under the Pension Plan may be based.

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

Supplemental Pension Arrangement

        Mr. Tarola had an employment agreement that expired on November 10, 2002. Mr. Tarola's supplemental pension benefit that is described in the table above is provided pursuant to the terms of this agreement that survived the expiration date. The supplemental pension benefit will be paid to Mr. Tarola from our general assets. The description of Mr. Tarola's supplemental pension arrangement in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to the agreement, which has been filed with the SEC.

Non-Qualified Deferred Compensation Plan

        The following table summarizes the compensation deferred by the named executive officer pursuant to the provisions of Grace's incentive compensation program in 1998, under which certain employees were permitted to voluntarily defer receipt of shares of Grace common stock. Such deferred shares were contributed to a "rabbi trust" held for the benefit of the deferred compensation plan participants. Shares held in the plan are fully vested and may be distributed to the plan beneficiary upon retirement or termination of service with us. Since 1998, executives may no longer defer receipt of shares under the plan, although existing balances remain in place.

Fiscal Year 2008 Non-Qualified Deferred Compensation

Name	Executive Contributions in Fiscal Year 2008 ($)	Registrant Contributions in Fiscal Year 2008 ($)	Aggregate Earnings in Fiscal Year 2008 ($)		Aggregate Withdrawals/ Distributions in Fiscal Year 2008 ($)	Aggregate Balance at Fiscal Year 2008 End ($)
M. A. Shelnitz	-0-	-0-	(190,396	)(a)	-0-	56,242	(b)

(a)
Amount represents the decrease in value of 9,420.8496 shares of Grace common stock held in the plan based on the closing prices of Grace common stock on December 31, 2007 and December 31, 2008. Amounts reflected are not included in the "Summary Compensation Table" because the earnings are not "above-market."

(b)
Amount represents the value of 9,420.8496 shares of Grace common stock held in the plan based on the closing price of Grace common stock on December 31, 2008.

Potential Payments Upon Termination or Change-In-Control

        The following table sets forth potential payments to executive officers named in the Summary Compensation Table in the event of the listed events calculated under the assumption that employment terminated on the last business day of 2008; provided however, that with respect to Mr. Tarola, amounts reflect actual and estimated payments that have been paid or that Grace expects to pay in respect of the termination of his employment with Grace on October 31, 2008. The following table does not include payments pursuant to contracts, agreements, plans and arrangements that do not discriminate in scope, terms or operation, in favor of executive officers and that are available generally to all salaried employees. The value of payments to be made following termination of employment pursuant to the Grace Retirement Plan, Grace SERP and Mr. Tarola's supplemental pension arrangements are described above under the caption "Pension Benefits." The value of payments to be made following termination of employment pursuant to Mr. Shelnitz's deferred shares arrangement are described above under the caption "Non-Qualified Deferred Compensation Plan."

Name	Involuntary Termination Without Cause(a) ($)		Involuntary Termination Without Cause Following Change-in- Control(c)(d) ($)	Death (c)(e) ($)		Disability (c)(g) ($)
A. E. Festa	3,276,000		8,894,600	4,872,194	(f)	4,348,994	(f)
H. La Force III	615,000		2,540,833	798,333		548,916
G. E. Poling	880,000		3,581,666	1,645,666		1,293,666
D. A. Bonham	562,500		2,717,416	1,123,666		879,916
M. A. Shelnitz	720,000		2,384,834	962,834		674,834
R. M. Tarola	1,717,218	(b)	n/a	n/a		n/a

(a)
Consists: (i) in the case of Mr. Tarola, of actual and estimated payments pursuant to his severance agreement or as otherwise approved by the Compensation Committee in respect of his actual departure from Grace on October 31, 2008; (ii) in the case of Mr. Festa, minimum severance payments pursuant to his employment agreement as described below under "—CEO Termination Provisions;" and (iii) minimum severance payments pursuant to severance agreements in the case of the other executive officers as described below under "—Termination and Change-in-Control Arrangements." Other than for Mr. Tarola, amount excludes AICP and/or LTIP payments executive officers may receive under certain circumstances in the discretion of the Compensation Committee as described below under "—Termination and Change-in-Control Arrangements."

(b)
Consists of: (i) severance payment of $74,000, 2008 AICP payment of $62,000, 2006-2008 LTIP final payment of $461,712 and 2007-2009 LTIP initial payment of $101,838 that have been separately reported in the Summary Compensation Table; and (ii) severance payment of $814,000 and estimated 2007-2009 LTIP final payment of $203,668 that are not reflected in the Summary Compensation Table and that Grace expects to pay under the terms of Mr. Tarola's severance agreement. AICP amount reflects pro ration for the portion of the AICP performance period that Mr. Tarola served as Chief Financial Officer and LTIP amounts reflect pro ration for the portion of the relevant LTIP performance periods that Mr. Tarola was employed by Grace. The estimated payment under the 2007-2009 LTIP is calculated as described below under "—Termination and Change-in-Control Arrangements—Long Term Incentive Program." All payments of LTIP and AICP to Mr. Tarola were approved by the Compensation Committee.

(c)
Includes actual LTIP payments (as included in the Summary Compensation Table) and estimated LTIP payments calculated as described below under "—Termination and Change-in-Control Arrangements—Long Term Incentive Program."

(d)
Includes contractual payments pursuant to each executive's respective Change-in-Control Severance Agreement calculated under the assumption that no excise tax will apply.

(e)
Includes the sum of payments under the Grace Executive Salary Protection Plan during the first year following death. During subsequent years after death until the specified termination year

  (reflecting the executive officer's age as of December 31, 2008), the sum of payments each year would be as follows: Mr. Festa—$468,000, Mr. La Force—$205,000, Mr. Poling—$220,000, Mr. Bonham—$187,000 and Mr. Shelnitz—$180,000. For Mr. Festa, amount includes AICP payment pursuant to his employment agreement. For other executive officers, amount excludes AICP payments they may receive under certain circumstances in the discretion of the Compensation Committee as described below under "—Termination and Change-in-Control Arrangements."

(f)
Includes 2008 AICP payment calculated solely on the basis of Grace's 2008 financial performance.

(g)
Includes sum of payments under the Grace Executive Salary Protection Plan during the first year following disability, assuming the executive officer remains disabled for at least 12 consecutive months. Amounts reflect the offset of expected payments under Grace's long-term and short-term disability programs that are based, in part, on the duration of the executive officer's employment. During subsequent years after disability, the sum of payments each year to Mr. Festa would be $216,000 until the earlier of the month he was no longer deemed disabled or until he attained age 65 in 2024. Due to the offset of expected payments under Grace's long-term and short-term disability programs, Grace expects that the other executive officers would not receive any additional payments under the plan after the first year of disability. For Mr. Festa, amount includes AICP payment pursuant to his employment agreement. For other executive officers, amount excludes AICP payments they may receive under certain circumstances in the discretion of the Compensation Committee as described below under "—Termination and Change-in-Control Arrangements."

Termination and Change-in-Control Arrangements

        Change-in-Control Severance Agreements.    We have entered into severance agreements with all of our executive officers, which renew automatically unless the Board elects not to renew them. These agreements generally provide that in the event of the involuntary termination of the individual's employment without cause (including constructive termination caused by a material reduction in his or her authority or responsibility or by certain other circumstances) following a "change in control," he or she will generally receive a severance payment equal to three times the sum of his or her annual base salary plus target annual incentive compensation, subject to reduction, pro rata in the case of an executive officer who is within 36 months of normal retirement age (65) or, under certain circumstances, to minimize the effect of certain excise taxes if applicable. For purposes of the severance agreements, "change in control" means the acquisition of 20% or more of the outstanding Grace Common Stock (but not if such acquisition is the result of the sale of Common Stock by Grace that has been approved by the Board), the failure of Board-nominated directors to constitute a majority of any class of the Board of Directors, the occurrence of a transaction in which the Grace shareholders immediately preceding such transaction do not own more than 50% of the combined voting power of the entity resulting from such transaction, or the liquidation or dissolution of Grace. As a result of Grace's Chapter 11 filing, the following events will not constitute a "change in control": (i) the acquisition of Grace Common Stock by a trust established for purposes of administering asbestos-related claims pursuant to a plan of reorganization; and (ii) a corporate transaction pursuant to Section 363 of the U.S. Bankruptcy Code or a plan of reorganization. The description of the severance agreements in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to the form of such agreement, which has been filed with the SEC.

        CEO Severance Arrangements.    In 2005, the Compensation Committee and the Bankruptcy Court approved the terms of an employment agreement, dated January 19, 2005, pursuant to which Mr. Festa assumed the position of Chief Executive Officer of Grace on June 1, 2005. The term of this agreement is four years, ending on May 31, 2009. Under the terms of this agreement, Mr. Festa will not be entitled to any unpaid award under the AICP or any LTIP if his employment with Grace terminates prior to the date that the award is paid to active Grace employees, except that Mr. Festa would be entitled to a pro-rated portion of such an unpaid award in the event that we terminate his employment without cause or he terminates his employment as a result of constructive discharge after Grace emerges from Chapter 11, or his employment terminates as a result of his death or disability, in each case, before the applicable payment date. Assuming Mr. Festa's employment was terminated as of December 31, 2008 under any of the above listed circumstances, Mr. Festa would be eligible to receive an AICP payment calculated as described above under "Summary Compensation Table" and LTIP payments as described below under the caption "Termination and Change-in-Control Arrangements—Long Term Incentive Program." Also, under the terms of the agreement, if we terminate Mr. Festa's employment without cause, or he terminates his employment as a result of constructive discharge, prior to the expiration of the agreement, he would be entitled to a severance payment equal to two times a dollar amount equal to 175% of his annual base salary at the time of his termination. The description of Mr. Festa's employment agreement in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to the agreement, which has been filed with the SEC.

        Other Executive Officer Severance Arrangements.    We have entered into severance agreements that establish severance arrangements with Messrs. La Force (included in his employment agreement), Poling and Shelnitz. Mr. Bonham's severance arrangements were established by Compensation Committee approval. Under the terms of the severance arrangements applicable to these named executive officers, in the event of the involuntary termination of the executive officer's employment under circumstances that would qualify the executive officer for severance pay under the severance plan that generally covers our salaried employees, the executive officer would be entitled to severance pay equal to two times his or her annual base salary, in the case of Messrs. Poling and Shelnitz, or one and one-half times his annual base salary, in the case of Messrs. La Force and Bonham. Other than with respect to the amount of severance, the severance arrangements for these named executive officers are the same. The description of the severance arrangements in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to Mr. La Force's employment agreement, the form of executive severance agreement and the Grace Severance Pay Plan for Salaried Employees, each of which has been filed with the SEC.

        Executive Salary Protection Plan.    All executive officers participate in the Executive Salary Protection Plan which provides that, in the event of a participant's disability or death prior to age 70, we will continue to pay all or a portion of base salary to the participant or a beneficiary for a period based on the participant's age at the time of disability or death. Payments under the plan may not exceed 100% of base salary for the first year and 60% thereafter in the case of disability (50% in the case of death). Any payment under the plan as a result of disability would be reduced by the amount of disability income received under Grace's long-term and short-term disability plans that are generally applicable to U.S. salaried employees. The description of the plan in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to the text of the Executive Salary Protection Plan, as amended, which is filed with the SEC.

        Annual Incentive Compensation Program.    An employee whose employment terminates prior to an AICP payout date will generally not receive an AICP payment. However, in the discretion of the Compensation Committee, an employee whose employment terminates prior to the payout date may receive an AICP award payment if the employee has more than three months' service under the AICP and employment terminates for any of the following reasons: retirement under a Grace retirement plan; death; disability; divestment; or other termination of employment by Grace that is not for cause. If such an employee receives an AICP payment, the amount of the AICP payment will generally be prorated for the period of the employee's service during the year. See "—CEO Severance Arrangements" for a description of the circumstances under which AICP payments would be made to Mr. Festa in the event his employment with Grace is terminated. The description of the AICP in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to the text of the AICP which is filed with the SEC.

        Long Term Incentive Program.    An employee whose employment terminates prior to the payout date will forfeit any unpaid LTIP award payment if employment terminates for any of the following reasons:

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

  •
  death or disability; or

  •
  involuntary termination after a change in control of Grace ("change in control" means that a person beneficially owns 20% or more of the outstanding Grace common stock (but not if such ownership is the result of the sale of Grace common stock by Grace that has been approved by the Board or pursuant to a plan of reorganization that is confirmed and effective), the failure of Board-nominated directors to constitute a majority of any class of the Board of Directors, the occurrence of a corporate transaction (other than a corporate transaction pursuant to Section 363 of the U.S. Bankruptcy Code or a plan of reorganization that is confirmed and effective) in which the Grace shareholders immediately preceding such transaction do not own more than 50% of the combined voting power of the entity resulting from such transaction, or the liquidation or dissolution of Grace)

        In the discretion of the Compensation Committee, an employee whose employment terminates for a reason that is not described above (i.e. involuntary termination not for cause or transfer to the buyer of a Grace business unit) prior to the payout date may receive an LTIP award payment.

        See "—CEO Severance Arrangements" above for a description of the circumstances under which LTIP payments would be made to Mr. Festa in the event his employment with Grace is terminated. The description of the LTIPs in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to the text of the LTIPs, which are filed with the SEC.

        If an employee whose employment terminates prior to the end of an LTIP performance period receives an LTIP award payment for that performance period, the amount of the LTIP award payment will be prorated for the period of the employee's service during the performance period. Assuming the employment of the executive officers named in the Summary Compensation Table (other than Mr. Tarola) was terminated as of December 31, 2008 and the 2007 and 2008 LTIPs pay

out at the target amounts, under any of the above-listed circumstances, the executive officers would be eligible for payments under their outstanding LTIPs as follows:

Name	2006-2008 LTIP ($)	2007-2009 LTIP ($)	2008-2010 LTIP ($)	Total ($)
A. E. Festa	1,870,267	1,126,667	281,666	3,278,600
H. La Force III	180,000	125,000	83,333	388,333
G. E. Poling	664,000	433,333	108,333	1,205,666
D. A. Bonham	332,000	333,333	83,333	748,666
M. A. Shelnitz	332,000	216,667	54,167	602,834
R. M. Tarola*	461,712	305,500	-0-	767,212

*
Amounts reflect pro ration for the portion of the relevant performance period that Mr. Tarola was employed by Grace prior to this departure on October 31, 2008.

        2000 Stock Incentive Plan.    Any stock option held by an employee whose employment terminates prior to exercise will:

  •
  terminate when employment terminates, if employment terminates voluntarily, without the consent of the Compensation Committee, or for cause;

  •
  terminate three years after employment terminates, if employment terminates due to death, incapacity or retirement under a Grace retirement plan; or

  •
  terminate three months (subject to extension by the Compensation Committee for up to three years) after employment terminates, if employment terminates for another reason; provided however, if the holder dies or becomes incapacitated during the three-month period (or such longer period as the Compensation Committee approves) the option shall terminate three years after employment termination.

        In the event of a Change in Control, any stock options outstanding under the 2000 Stock Incentive Plan, that are not exercisable and vested, shall become fully exercisable and vested to the full extent of the original grant. For purposes of the 2000 Stock Incentive Plan, "change in control" means the acquisition of 20% or more of the outstanding Grace Common Stock (but not if such acquisition is the result of the sale of Grace common stock by Grace that has been approved by the Board), the failure of Board-nominated directors to constitute a majority of any class of the Board of Directors, the occurrence of a transaction in which the Grace shareholders immediately preceding such transaction do not own more than 50% of the combined voting power of the entity resulting from such transaction, or the liquidation or dissolution of Grace. The description of the 2000 Stock Incentive Plan in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to the text of the 2000 Stock Incentive Plan, which is filed with the SEC.

Director Compensation

        Under the compensation program for nonemployee directors in effect during 2008, each nonemployee director received an annual retainer of $105,000 in cash, 50% of which was paid in January and 50% of which was paid in December. In addition, directors received $6,000 (plus $3,000 for the lead independent director and the Audit Committee chair and $2,000 for other committee chairs) in cash for each meeting date in respect of the Board meeting and all committee meetings held on that date. We reimburse directors for expenses they incur in attending Board and committee meetings and other activities incidental to their service as directors. Our directors, and all Grace employees, are entitled to participate in the Grace Foundation's Matching Grants Program. We also maintain business travel accident insurance coverage for our directors. Mr. Festa's compensation is described above in the Summary Compensation Table. Mr. Festa receives no additional compensation for serving as a member of the Board of Directors.

        The following table sets forth amounts paid by Grace to our nonemployee directors in connection with their services to Grace during 2008.

Name	Fees Earned or Paid in Cash ($)(a)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(b)		Total ($)
J. F. Akers	153,000	-0-	-0-	(c)	-0-	-0-	3,000	(b)	156,000
H. F. Baldwin	147,000	-0-	-0-		-0-	-0-	-0-		147,000
R. C. Cambre	147,000	-0-	-0-		-0-	-0-	3,000	(b)	150,000
M. A. Fox	161,000	-0-	-0-		-0-	-0-	3,000	(b)	164,000
J. J. Murphy	165,000	-0-	-0-	(c)	-0-	-0-	-0-		165,000
P. J. Norris	147,000	-0-	-0-		-0-	-0-	81,125	(d)	228,125
C. J. Steffen	147,000	-0-	-0-		-0-	-0-	-0-		147,000
M. E. Tomkins	150,000	-0-	-0-		-0-	-0-	-0-		150,000
T. A. Vanderslice	182,000	-0-	-0-	(c)	-0-	-0-	-0-		182,000

(a)
Amount consists of annual retainer in the amount of $105,000, meeting fees in the amount of $42,000 (other than Mr. Akers who received meeting fees of $36,000) and additional payments to: Mr. Akers for serving as Chair of the Compensation Committee in the amount of $12,000; Dr. Fox for serving as Chair of the Corporate Responsibility Committee in the amount of $14,000; Mr. Murphy for serving as Chair of the Audit Committee in the amount of $18,000; Mr. Tomkins for serving as Chair of the Audit Committee in the amount of $3,000; and Mr. Vanderslice for serving as Chair of the Nominating and Governance Committee and Lead Independent Director in the amount of $35,000.

(b)
Consists of charitable contributions paid to academic institutions at the request of the director pursuant to the Grace Foundation's Matching Grants Program. Grace also paid an aggregate of $350 in premiums for business travel accident insurance coverage for all directors during 2008.

(c)
The following directors hold options to purchase shares of Grace common stock all of which are currently vested and exercisable in the following amounts: Mr. Akers—74,535, Mr. Murphy—15,528 and Mr. Vanderslice—69,876.

(d)
Consists of payments to Mr. Norris pursuant to his consulting agreement.

Norris Consulting Agreement

        The Compensation Committee and the Bankruptcy Court have approved a consulting agreement between Grace and Mr. Norris dated January 19, 2005, under which Mr. Norris monitors our Chapter 11 proceedings and provides consulting services and advice to our CEO, certain of our employees and the Board of Directors, regarding those proceedings and other matters. Under the agreement, Mr. Norris' current retainer under the agreement has been reduced to $4,000 per month. The description of Mr. Norris' consulting agreement in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to the agreement that has been filed with the SEC.

Compensation Committee Interlocks And Insider Participation

        During 2008, the Compensation Committee of the Board was comprised of Messrs. Akers (Chair), Baldwin, Cambre, Murphy, Vanderslice, Tomkins and Steffen and Dr. Fox. None of these persons is our current or former officer or employee, nor did we have any reportable transactions with any of these persons. None of our executive officers serves or in the past has served as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving on our Board of Directors or our Compensation Committee.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP

        The following table sets forth the amount of Grace common stock beneficially owned, directly or indirectly, as of January 31, 2009 by:

  •
  each person that we know is the beneficial owner of more than 5% of the outstanding shares of Grace common stock

  •
  each current director

  •
  each of the individuals named in the Summary Compensation Table set forth in Item 11 above

  •
  all directors and all executive officers as a group

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percent
FMR LLC(2) Fidelity Management & Research Company Edward C. Johnson 3d 82 Devonshire Street Boston, Massachusetts 02109	10,801,627		15.0%
Peninsula Partners, L.P.(3) 404B East Main Street 2nd Floor Charlottesville, VA 22902	10,765,600		14.9%
J. F. Akers	38,996 74,535 15,196	(O) (T)	*
H. F. Baldwin	21,918 15,000	(T)	*
R. C. Cambre	28,494		*
A. E. Festa	100,000		*
M. A. Fox	55,346 8,942	(T)	*
J. J. Murphy	38,930 15,528 18,629	(O) (T)	*
P. J. Norris	138,822		*
C. J. Steffen	-0-		-0-
M. E. Tomkins	-0-		-0-

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percent
T. A. Vanderslice	39,522 69,876 14,932	(O) (T)	*
D. A. Bonham	-0-		-0-
H. La Force III	50,000		*
G. E. Poling	51,500 18,000	(O) (T)	*
M. A. Shelnitz	53,500 55,200 9,421	(O) (T)	*
Directors and executive officers as a group	565,528 266,639 100,120	(O) (T)	1.3%

*
Indicates less than 1%

(O)
Shares covered by stock options exercisable on or within 60 days after January 31, 2009.

(T)
Shares owned by trusts and other entities as to which the person has the power to direct voting and/or investment.

(1)
The address of each of our directors and executive officers is c/o Secretary, W. R. Grace & Co., 7500 Grace Drive, Columbia, MD 21044.

(2)
The ownership information set forth is based in its entirety on material contained in a Schedule 13G/A filed with the SEC jointly by FMR LLC ("FMR"), Fidelity Management & Research Company ("Fidelity") and Edward C. Johnson 3d ("Mr. Johnson") on February 17, 2009. FMR and Mr. Johnson have sole voting power with respect to 619,737 shares and sole dispositive power with respect to all 10,801,627 shares. Mr. Johnson is Chairman of FMR and members of Mr. Johnson's family may be deemed a controlling group with respect to FMR due to their ownership of FMR voting shares and their entry into a voting agreement with respect to such shares. Fidelity is a wholly-owned subsidiary of FMR. Mr. Johnson and FMR, through its control of Fidelity, each has sole dispositive power over 10,100,690 shares owned by various investment companies for which Fidelity serves as investment advisor. Pyramis Global Advisors Trust Company ("PGATC"), 53 State Street, Boston, Massachusetts, 02109, is a wholly-owned indirect subsidiary of FMR. Mr. Johnson and FMR, through its control of PGATC, each has sole dispositive power over 639,637 shares and sole voting power over 554,737 shares of Common Stock owned by institutional accounts managed by PGATC. Mr. Johnson is Chairman of FIL Limited ("FIL"), Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda, and partnerships controlled predominantly by members of Mr. Johnson's family, or trusts for their benefit, own FIL shares representing approximately 47% of the total votes which may be cast by all holders of FIL voting stock. FMR and FIL disclaim that they are acting as a "group" for purposes of Section 13(d) under the Securities Exchange Act of 1934. FIL and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies and certain institutional investors. FIL is the beneficial owner of 61,300 shares.

(3)
The ownership information set forth is based in its entirety on material contained in a Form 4 report dated September 10, 2001 filed with the SEC.

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information as of December 31, 2008 with respect to our compensation plans under which shares of Grace common stock are authorized for issuance upon the exercise of options, warrants or other rights. The only such compensation plans in effect are stock incentive plans providing for the issuance of stock options and restricted stock.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities to be issued upon exercise of outstanding options)
Equity compensation plans approved by security holders	3,193,646	16.33	2,804,657

Item 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

BOARD INDEPENDENCE

        The Board has determined that all directors, other than Mr. Festa (who is also Chief Executive Officer) and Mr. Norris (who was Chief Executive Officer until June 1, 2005 and is currently a consultant to Grace) are independent under New York Stock Exchange rules because none of such directors has any direct or indirect material relationship with Grace or our affiliates, other than through his or her service as a director and as an owner of less than 1% of Grace common stock. In addition to the application of the New York Stock Exchange rules, this determination was based on a number of factors, principal among them were the following:

  •
  none of these directors, nor any member of their immediate families is (or at any time during the last three years was) a Grace executive officer or employee and none of these directors is an employee, and no member of their immediate families is an executive officer of any other entity with whom we do any material amount of business;

  •
  none of these directors or any member of their immediate families has, during the last three years, received more than $20,000 in direct compensation from Grace (other than director and committee fees); and

  •
  none of these directors serve, or within the last three years served, as an executive officer, director, trustee or fiduciary of any charitable organization to which we made any material charitable donation.

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

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The Audit Committee of the Board of Directors selected PricewaterhouseCoopers LLP, or PwC, to act as our principal independent accountants for 2008. The following table sets forth the fees that we incurred for the services of PwC for the fiscal years ended December 31, 2008 and 2007:

	2008	2007
Audit Fees	$4,161,200	$4,666,400
Audit-Related Fees	261,400	244,400
Tax Fees	44,100	20,000

Total Fees	$4,466,700	$4,930,800

        Audit Services consisted of the audit of our Consolidated Financial Statements and our internal controls over financial reporting (as required under Section 404 of the Sarbanes-Oxley Act of 2002), the review of our consolidated quarterly financial statements and statutory audits of certain of Grace's non-U.S. subsidiaries and affiliates.

        Audit-Related Services primarily consisted of (1) an audit of the financial statements of Advanced Refining Technologies, LLC (a joint venture with Chevron Products Company), (2) an audit of Grace's 401(k) plan, and (3) audits of subsidiary benefit plans as required.

        Tax Services consisted of tax advice and compliance for non-U.S. subsidiaries, including preparation of tax returns, and advice relating to Grace's transfer pricing policies.

        The Audit Committee has adopted a preapproval policy that requires the Audit Committee to specifically preapprove the annual engagement of the independent accountants for the audit of our Consolidated Financial Statements and internal controls. The policy also provides for general preapproval of certain audit-related, tax and other services provided by the independent accountants. Any other services must be specifically preapproved by the Audit Committee. However, the Chair of the Audit Committee has the authority to preapprove services requiring immediate engagement between scheduled meetings of the Audit Committee. The Chair must report any such preapproval decisions to the full Audit Committee at its next scheduled meeting. During 2008, no audit-related, tax, or other services were performed by PwC without specific or general approval as described above

 PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        Financial Statements and Schedules.    The required information is set forth in the Financial Supplement under the heading "Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibit" which is incorporated herein by reference.

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

EXHIBIT NO.	EXHIBIT	WHERE LOCATED
2.1	Form of Distribution Agreement, by and among Old Grace, W. R. Grace & Co.-Conn. and Grace Specialty Chemicals, Inc. (now named W. R. Grace & Co.)	Annex B to the Joint Proxy Statement/Prospectus dated February 13, 1998 of Old Grace and Sealed Air Corporation included in Form S-4 (filed 2/13/98)
2.2	Proposed Joint Plan of Reorganization of W. R. Grace & Co. and its debtor subsidiaries dated February 27, 2009	Filed herewith
3.1	Restated Certificate of Incorporation of W. R. Grace & Co.	Exhibit 3.1 to Form 8-K (filed 4/8/98)
3.2	Amended and Restated By-laws of W. R. Grace & Co.	Exhibit 3.1 to Form 8-K (filed 2/27/09)
4.1	Amended and Restated Rights Agreement dated as of March 25, 2008 between W. R. Grace & Co. and Mellon Investor Services LLC, as Rights Agent	Exhibit 4.1 to Form 10/A (filed 3/25/08)
4.2	Order of Delaware Bankruptcy Court limiting certain transfers of Grace equity securities	Filed herewith
4.3
	Credit Agreement dated as of May 14, 1998, among W. R. Grace & Co.-Conn., W. R. Grace & Co., the several banks parties thereto; the co-agents signatories thereto; The Chase Manhattan Bank, as administrative agent for such banks; and Chase Securities Inc., as arranger	Exhibit 4.1 to Form 10-Q (filed 8/14/98)

EXHIBIT NO.	EXHIBIT	WHERE LOCATED
4.4	364-Day Credit Agreement, dated as of May 5, 1999, among W. R. Grace & Co.-Conn.; W. R. Grace & Co.; the several banks parties thereto; the co-agents signatories thereto; Bank of America National Trust and Savings Association, as documentation agent; The Chase Manhattan Bank, as administrative agent for such banks; and Chase Securities Inc., as book manager	Exhibit 4.1 to Form 10-Q (filed 8/3/99)
4.5
	First Amendment to 364-Day Credit Agreement dated as of May 5, 1999 among W. R. Grace & Co.-Conn.; W. R. Grace & Co.; the several banks parties thereto; Bank of America National Trust and Savings Association, as document agent; The Chase Manhattan Bank, as administrative agent for such banks; and Chase Securities, Inc., as bank manager	Exhibit 4 to Form 10-Q (filed 8/15/00)
4.6
	Post-Petition Loan and Security Agreement dated as of April 1, 2001 among the financial institutions named therein, as Lenders, Bank of America, N.A. as Agent, and W. R. Grace & Co. and its subsidiaries named therein as Debtors and Debtors-in-Possession, as Borrowers	Exhibit 4 to Form 10-Q (filed 8/14/01)
4.7	Amendment No. 1 and Limited Waiver to Post-Petition Loan and Security Agreement	Exhibit 4 to Form 10-Q (filed May 13, 2003)
4.8	Amendment No. 2 and Limited Waiver to Post-Petition Loan and Security Agreement	Exhibit 4.1 to Form 10-Q (filed May 9, 2006)
4.9	Amendment No. 3 and Limited Waiver to Post-Petition Loan and Security Agreement	Exhibit 4.2 to Form 10-Q (filed May 9, 2006)
4.10	Amendment No. 4 and Limited Waiver to Post-Petition Loan and Security Agreement	Exhibit 4.3 to Form 10-Q (filed May 9, 2006)
4.11	Amendment No. 5 and Limited Waiver to Post-Petition Loan and Security Agreement	Exhibit 4.1 to Form 8-K (filed April 2, 2008)
4.12	Amendment No. 6 and Limited Waiver to Post-Petition Loan and Security Agreement	Exhibit 4.2 to Form 8-K (filed April 2, 2008)
4.13	Amendment No. 7 and Limited Waiver to Post-Petition Loan and Security Agreement	Filed herewith
4.14	Receivables Purchase agreement dated as of January 23, 2007 between Grace GmbH & Co. KG and Coface Finanz GmbH	Exhibit 4.10 to Form 10-K (filed 3/02/07)
10.1	Form of Employee Benefits Allocation Agreement, by and among Old Grace, W. R. Grace & Co.-Conn. and Grace Specialty Chemicals, Inc. (now named W. R. Grace & Co.)	Exhibit 10.1 to Form 10-K (filed March 13, 2003)
10.2	Form of Tax Sharing Agreement, by and among Old Grace, W. R. Grace & Co.-Conn. and Grace Specialty Chemicals, Inc. (now named W. R. Grace & Co.)	Exhibit 10.2 to Form 10-K (filed 3/13/03)

EXHIBIT NO.	EXHIBIT	WHERE LOCATED
10.3	W. R. Grace & Co. 2000 Stock Incentive Plan, as amended	Exhibit 10 to Form 10-Q (filed 8/14/00)*
10.4	W. R. Grace & Co. 1998 Stock Incentive Plan	Exhibit 10.4 to Form 10-K (filed 3/13/03)*
10.5	W. R. Grace & Co. 1998 Stock Plan for Nonemployee Directors	Exhibit 10.5 to Form 10-K (filed 3/13/03)*
10.6	W. R. Grace & Co. Supplemental Executive Retirement Plan, as amended	Exhibit 10.7 to Form 10-K (filed 3/28/02)*
10.7	W. R. Grace & Co. Executive Salary Protection Plan, as amended	Exhibit 10.8 to Form 10-K (filed 3/28/02)*
10.8	Form of Stock Option Agreements	Exhibit 10.5 to Form 10-Q (filed 5/15/98)*
10.9	Form of 2005-2007 Long-Term Incentive Program Cash Award	Exhibit 10.1 to Form 8-K (filed 7/21/05)*
10.10	Form of 2006-2008 Long-Term Incentive Program Cash Award	Exhibit 10.1 to Form 8-K (filed 11/06/06)*
10.11	Form of 2007-2009 Long-Term Incentive Program Cash Award	Exhibit 10.1 to Form 10-Q (filed 11/08/07)*
10.12	Form of 2008-2010 Long-Term Incentive Program Cash Award	Filed herewith
10.13	Form of Executive Severance Agreement between Grace and certain officers	Exhibit 10.17 to Form 10-K (filed 3/13/03)*
10.14	Severance Pay Plan for Salaried Employees	Exhibit 10.17 to Form 10-K (filed 3/02/07)*
10.15	Employment Agreement dated May 11, 1999 between Grace and Robert M. Tarola	Exhibit 10.1 to Form 10-Q (filed 8/13/99)*
10.16	Letter Agreement dated May 7, 1999 between Paul J. Norris, on behalf of Grace, and William M. Corcoran	Exhibit 10.24 to Form 10-K (filed 4/16/01)*
10.17	Form of Indemnification Agreement between Grace and certain officers and directors	Exhibit 10.27 to Form 10-K (filed 4/16/01)*
10.18	Form of Retention Agreement between Grace and certain officers (includes enhanced severance provision)	Exhibit 10.28 to Form 10-K (filed 4/16/01)*
10.19	Annual Incentive Compensation Program	Exhibit 10.26 to Form 10-K (filed 3/13/03)*
10.20	Letter Agreement dated January 19, 2005 between Paul J. Norris, on behalf of Grace, and Fred Festa	Exhibit 10.1 to Form 8-K (filed 4/29/05)*
10.21	Letter Agreement dated January 19, 2005 between Thomas A. Vanderslice, on behalf of Grace, and Paul J. Norris	Exhibit 10.2 to Form 8-K (filed 4/29/05)*

EXHIBIT NO.	EXHIBIT	WHERE LOCATED
10.22	Letter Agreement dated February 28, 2008 between Fred Festa, on behalf of Grace, and Hudson La Force III (includes enhanced severance provision)	Exhibit 10.1 to Form 8-K (filed 3/07/08)*
10.23	Letter Agreement dated March 31, 2008 between Fred Festa, on behalf of Grace, and Robert M. Tarola	Exhibit 10.1 to Form 10-Q (filed 5/09/08)*
10.24	Settlement Agreement dated March 11, 2008 between Grace and the U.S. Government	Exhibit 10.1 to Form 8-K (filed 3/11/08)
12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends	Filed herewith in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement
21	List of Subsidiaries of W. R. Grace & Co.	Filed herewith
23	Consent of Independent Accountants	Filed herewith in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement
24	Powers of Attorney	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

W. R. GRACE & CO.
By:	/s/ ALFRED E. FESTA Alfred E. Festa (President, Chairman and Chief Executive Officer)
By:	/s/ HUDSON LA FORCE III Hudson La Force III (Senior Vice President and Chief Financial Officer)

Dated: February 27, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2009.

Signature		Title
J. F. Akers*	}
H. F. Baldwin*	}
R. C. Cambre*	}
M. A. Fox*	}
J. J. Murphy*	}	Directors
P. J. Norris*	}
C. J. Steffen*	}
M. E. Tomkins*	}
T. A. Vanderslice*	}

/s/ ALFRED E. FESTA (Alfred E. Festa)	President, Chairman, Chief Executive Officer and Director (Principal Executive Officer)
/s/ HUDSON LA FORCE III (Hudson La Force III)	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

*
By signing his name hereto, Mark A. Shelnitz is signing this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ MARK A. SHELNITZ Mark A. Shelnitz (Attorney-in-Fact)

Financial Supplement

W. R. GRACE & CO.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

 FINANCIAL SUPPLEMENT
to
Annual Report on Form 10-K for the Year Ended December 31, 2008

W. R. GRACE & CO. AND SUBSIDIARIES

Index to Consolidated Financial Statements
and Financial Statement Schedule and Exhibit

        The financial data listed above appearing in this Financial Supplement are incorporated by reference herein. The Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Financial statements of less than majority-owned persons and other persons accounted for by the equity method have been omitted as provided in Rule 3-09 of the United States Securities and Exchange Commission's (SEC) Regulation S-X. Financial Statement Schedules not included have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Management's Report on Financial Information and Internal Controls

        Responsibility For Financial Information—We are responsible for the preparation, accuracy, integrity and objectivity of the Consolidated Financial Statements and the other financial information included in this report. Such information has been prepared in conformity with accounting principles generally accepted in the United States of America and accordingly, includes certain amounts that represent management's best estimates and judgments. Actual amounts could differ from those estimates.

        Responsibility for Internal Controls—We are also responsible for establishing and maintaining adequate internal controls over financial reporting. These internal controls consist of policies and procedures that are designed to assess and monitor the effectiveness of the control environment including: risk identification, governance structure, delegations of authority, information flow, communications and control activities. A chartered Disclosure Committee oversees Grace's public financial reporting process and key managers are required to confirm their compliance with Grace's policies and internal controls quarterly. While no system of internal controls can ensure elimination of all errors and irregularities, Grace's internal controls, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed, transactions are properly executed and reported, and appropriate disclosures are made. The concept of reasonable assurance is based on the recognition that there are limitations in all systems of internal control and that the costs of such systems should be balanced with their benefits. The Audit Committee of the Board of Directors, which is comprised solely of independent directors, meets regularly with Grace's senior financial management, internal auditors and independent registered public accounting firm to review audit plans and results, as well as the actions taken by management in discharging its responsibilities for accounting, financial reporting and internal controls. The Audit Committee is responsible for the selection and compensation of the independent registered public accounting firm. Grace's financial management, internal auditors and independent registered public accounting firm have direct and confidential access to the Audit Committee at all times.

        Report On Internal Control Over Financial Reporting—We and our management have evaluated Grace's internal control over financial reporting as of December 31, 2008. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we and our management have concluded that Grace's internal control over financial reporting is effective as of December 31, 2008. Grace's independent registered public accounting firm that audited our financial statements included in Item 15 has also audited the effectiveness of Grace's internal control over financial reporting as of December 31, 2008, as stated in their report, which appears on the following page.

        Report On Disclosure Controls And Procedures—As of December 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of Grace's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, we concluded that Grace's disclosure controls and procedures are effective in ensuring that information required to be disclosed in Grace's periodic filings under the Exchange Act is accumulated and communicated to us to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

/s/ A. E. Festa A. E. Festa President and Chief Executive Officer	/s/ Hudson La Force III Hudson La Force III Senior Vice President and Chief Financial Officer
February 27, 2009

 Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of W. R. Grace & Co.:

        In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of W. R. Grace & Co. and its subsidiaries (the "Company") at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's Report On Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        As discussed in Note 10 to the accompanying consolidated financial statements, the Company changed its method of accounting for the cost of its U.S inventories from the Last-in-First-Out (LIFO) inventory valuation method for U.S. inventories to the First-In-First-Out (FIFO) inventory valuation method. As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for income tax uncertainties effective January 1, 2007 to comply with a recently issued financial accounting standard. Also as discussed in Note 20 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006 to comply with a recently issued financial accounting standard.

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
February 27, 2009

EXHIBIT 23

Consent of Independent Registered Public Accounting Firm

        We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-37024, 333-49083 and 333-49515) of W. R. Grace & Co. of our report dated February 27, 2009 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
McLean, Virginia
February 27, 2009

Consolidated Financial Statements

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Operations

(In millions, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Net sales	$3,317.0	$3,115.2	$2,826.5

Cost of goods sold	2,338.7	2,127.9	1,946.8
Selling, general and administrative expenses	595.0	600.6	593.8
Research and development expenses	82.7	79.5	65.6
Defined benefit pension expense	56.8	52.6	63.7
Interest expense and related financing costs	54.2	72.1	73.2
Provision for environmental remediation	14.6	17.0	30.0
Chapter 11 expenses, net of interest income	65.8	86.4	49.9
Other (income) expense, net	(32.0)	(33.1)	(34.3)

	3,175.8	3,003.0	2,788.7

Income before income taxes and minority interest	141.2	112.2	37.8
Benefit from (provision for) income taxes	(4.3)	1.1	(2.8)
Minority interests in consolidated entities	(15.4)	(24.5)	(26.4)

Net income	$121.5	$88.8	$8.6

Basic earnings per share:
Net income	$1.69	$1.27	$0.13
Weighted average number of basic shares	72.0	70.1	67.9
Diluted earnings per share:
Net income	$1.68	$1.24	$0.13
Weighted average number of diluted shares	72.5	71.6	68.3

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net income	$121.5	$88.8	$8.6
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	118.7	113.4	113.5
Chapter 11 expenses, net of interest income	65.8	86.4	49.9
(Benefit from) provision for income taxes	4.3	(1.1)	2.8
Income taxes paid, net of refunds	(42.4)	(51.1)	(51.6)
Minority interests in consolidated entities	15.4	24.5	26.4
Dividends paid to minority interests in consolidated entities	(13.4)	(12.0)	(6.7)
Interest accrued on pre-petition liabilities subject to compromise	49.4	70.9	71.3
Net (gain) loss on sales of investments and disposals of assets	(14.1)	(1.9)	(0.6)
Defined benefit pension expense	56.8	52.6	63.7
Payments under defined benefit pension arrangements	(67.7)	(105.7)	(121.5)
Payments under postretirement benefit plans	(6.6)	(5.0)	(13.9)
Net income from life insurance policies	(3.0)	(5.4)	(4.1)
Provision for (recovery of) uncollectible receivables	2.2	(0.4)	3.5
Provision for environmental remediation	14.6	17.0	30.0
Expenditures for environmental remediation	(4.9)	(9.5)	(10.9)
Expenditures for retained obligations of divested businesses	(1.1)	(1.0)	(3.6)
Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency translation:
Working capital items (trade accounts receivable, inventories and accounts payable)	56.2	(67.1)	29.1
Other accruals and non-cash items	(28.8)	(2.8)	17.1

Net cash provided by operating activities before Chapter 11 expenses and settlements	322.9	190.6	203.0
Cash paid to resolve contingencies subject to Chapter 11	(252.0)	(10.3)	—
Chapter 11 expenses paid	(69.3)	(92.1)	(50.3)

Net cash provided by operating activities	1.6	88.2	152.7

INVESTING ACTIVITIES
Capital expenditures	(132.2)	(136.9)	(119.2)
Investments in short term debt securities	—	(124.7)	—
Proceeds from sales of investment securities	70.7	—	—
Purchases of equity investment	(4.0)	(6.3)	—
Businesses acquired, net of cash acquired	—	(5.5)	(19.6)
Proceeds from sale of business/product line	—	21.8	—
Proceeds from termination of life insurance policies	12.7	14.8	0.3
Net investment in life insurance policies	(0.1)	(1.2)	(0.5)
Proceeds from sales of investments and disposals of assets	21.8	31.1	9.6

Net cash used for investing activities	(31.1)	(206.9)	(129.4)

FINANCING ACTIVITIES
Net payment of loans secured by cash value of life insurance policies	—	(0.1)	(0.1)
Net (repayments) borrowings under credit arrangements	6.7	8.3	0.3
Fees paid under debtor-in-possession credit facility	(2.3)	(2.6)	(2.4)
Proceeds from exercise of stock options	9.6	40.1	24.1

Net cash provided by financing activities	14.0	45.7	21.9

Effect of currency exchange rate changes on cash and cash equivalents	(4.9)	17.2	16.4

Increase (decrease) in cash and cash equivalents	(20.4)	(55.8)	61.6
Cash and cash equivalents, beginning of period	480.5	536.3	474.7

Cash and cash equivalents, end of period	$460.1	$480.5	$536.3

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Balance Sheets

(In millions, except par value and shares)

	December 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$460.1	$480.5
Investment securities	21.6	98.3
Cash value of life insurance policies, net of policy loans	67.2	77.1
Trade accounts receivable, less allowance of $5.0 (2007—$5.2)	462.6	500.6
Inventories	354.8	362.9
Deferred income taxes	45.8	37.7
Other current assets	86.1	80.8

Total Current Assets	1,498.2	1,637.9
Properties and equipment, net of accumulated depreciation and amortization of $1,545.3 (2007—$1,545.0)	710.6	706.1
Goodwill	117.1	122.3
Deferred income taxes	851.7	747.5
Asbestos-related insurance	500.0	500.0
Overfunded defined benefit pension plans	48.6	54.1
Other assets	149.3	140.5

Total Assets	$3,875.5	$3,908.4

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$11.2	$4.7
Accounts payable	230.4	191.3
Other current liabilities	291.5	325.1

Total Current Liabilities	533.1	521.1
Debt payable after one year	0.6	0.3
Deferred income taxes	7.1	32.7
Minority interests in consolidated entities	73.1	73.2
Underfunded defined benefit pension plans	392.3	169.1
Unfunded pay-as-you-go defined benefit pension plans	136.7	137.9
Other liabilities	46.6	46.2

Total Liabilities Not Subject to Compromise	1,189.5	980.5
Liabilities Subject to Compromise—Note 2
Pre-petition bank debt plus accrued interest	823.5	783.0
Drawn letters of credit plus accrued interest	30.0	26.9
Income tax contingencies	121.0	89.3
Asbestos-related contingencies	1,700.0	1,700.0
Environmental contingencies	152.2	394.7
Postretirement benefits	169.7	172.7
Other liabilities and accrued interest	116.5	110.9

Total Liabilities Subject to Compromise	3,112.9	3,277.5

Total Liabilities	4,302.4	4,258.0

Commitments and Contingencies
Shareholders' Equity (Deficit)
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 2008—72,157,518 (2007—71,627,901)	0.8	0.8
Paid-in capital	436.6	431.5
Accumulated deficit	(246.6)	(368.1)
Treasury stock, at cost: shares: 2008—4,822,242; (2007—5,351,859)	(57.4)	(63.7)
Accumulated other comprehensive income (loss)	(560.3)	(350.1)

Total Shareholders' Equity (Deficit)	(426.9)	(349.6)

Total Liabilities and Shareholders' Equity (Deficit)	$3,875.5	$3,908.4

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Shareholders' Equity (Deficit)

(In millions)

	Common Stock and Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)
Balance, December 31, 2005	$424.2	$(467.7)	$(119.7)	$(393.9)	$(557.1)
Net income	—	8.6	—	—	8.6
Stock plan activity	0.4	—	23.7	—	24.1
Other comprehensive income (loss)	—	—	—	105.4	105.4
Adoption of FASB Statement No. 158 (Note 20)	—	—	—	(102.3)	(102.3)

Balance, December 31, 2006	$424.6	$(459.1)	$(96.0)	$(390.8)	$(521.3)

Cumulative effect of adoption of FASB Interpretation No. 48	—	2.2	—	—	2.2

Balance, January 1, 2007	$424.6	$(456.9)	$(96.0)	$(390.8)	$(519.1)

Net income	—	88.8	—	—	88.8
Stock plan activity	7.7	—	32.3	—	40.0
Other comprehensive income (loss)	—	—	—	40.7	40.7

Balance, December 31, 2007	$432.3	$(368.1)	$(63.7)	$(350.1)	$(349.6)

Net income	—	121.5	—	—	121.5
Stock plan activity	5.1	—	6.3	—	11.4
Other comprehensive income (loss)	—	—	—	(210.2)	(210.2)

Balance, December 31, 2008	$437.4	$(246.6)	$(57.4)	$(560.3)	$(426.9)

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Year Ended December 31,
	2008	2007	2006
Net income	$121.5	$88.8	$8.6
Other comprehensive income (loss):
Foreign currency translation adjustments	(58.7)	44.6	36.8
Gain (loss) from hedging activities, net of income taxes	(6.6)	0.8	(1.3)
Minimum pension liability adjustments, net of income taxes	—	—	69.9
Defined benefit pension and other postretirement plans, net of income taxes	(144.9)	(4.7)	—

Total other comprehensive income (loss)	(210.2)	40.7	105.4

Comprehensive income (loss)	$(88.7)	$129.5	$114.0

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies

        W. R. Grace & Co., through its subsidiaries, is engaged in specialty chemicals and specialty materials businesses on a worldwide basis through two operating segments: Grace Davison, which includes specialty catalysts and materials used in a wide range of energy, refining, consumer, industrial, packaging and life sciences applications; and Grace Construction Products, which includes specialty chemicals and materials used in commercial, infrastructure and residential construction.

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

        Operating Segments—Grace reports financial results of each of its operating segments that engage in business activities that generate revenues and expenses, and whose operating results are

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

regularly reviewed by Grace's Chief Executive Officer. Grace reports two operating segments: Grace Davison, which includes specialty catalysts and materials used in a wide range of energy, refining, consumer, industrial, packaging and life sciences applications; and Grace Construction Products, which includes specialty chemicals and materials used in commercial, infrastructure and residential construction.

        Minority Interests in Consolidated Entities—Grace conducts certain of its business through joint ventures with unaffiliated third parties that require profit sharing. For joint ventures in which Grace has a controlling financial interest, Grace consolidates the results of such joint ventures in the Consolidated Financial Statements. Grace recognizes a liability for cumulative amounts due to the third parties based on the financial results of the joint ventures, and deducts the annual amount of profit sharing in the measurement of its consolidated net income.

        Change in Accounting Principle—In the third quarter of 2008, Grace changed its method of accounting for the cost of its U.S inventories from the last-in/first-out method, or LIFO, to the first-in/first-out method, or FIFO. Grace decided to make this change in order to achieve a consistent inventory costing method for both U.S. and non-U.S. inventories. Grace has retrospectively restated prior periods' financial statements for all periods presented herein to account for all inventories using FIFO in compliance with SFAS 154. See Note 10 for further discussion.

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

        Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual amounts could differ from those estimates, and the differences could be material. Changes in estimates are recorded in the period identified. Grace's accounting measurements that are most affected by management's estimates of future events are:

  •
  Contingent liabilities, which depend on an assessment of the probability of loss and an estimate of ultimate resolution cost, such as asbestos-related matters (see Notes 2 and 3), environmental remediation (see Note 16), income taxes (see Note 4), and litigation (see Note 16);

  •
  Pension and postretirement liabilities that depend on assumptions regarding participant life spans, future inflation, discount rates and total returns on invested funds (see Note 20); and

  •
  Realization values of net deferred tax assets and insurance receivables, which depend on projections of future income and cash flows and assessments of insurance coverage and insurer solvency.

        The accuracy of management's estimates may be materially affected by the uncertainties arising under Grace's Chapter 11 proceeding.

        Revenue Recognition—Grace recognizes revenue when all of the following criteria are satisfied: risk of loss and title transfer to the customer; the price is fixed and determinable; and

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

collectability is reasonably assured. Certain customer arrangements include conditions for volume rebates. Grace accrues a rebate allowance and reduces recorded sales for anticipated selling price adjustments at the time of sale. Grace regularly reviews rebate accruals based on actual and anticipated sales patterns.

        Cash Equivalents—Cash equivalents consist of liquid instruments and investments with maturities of three months or less when purchased. The recorded amounts approximate fair value.

        Investment Securities—Investment securities consist of direct and indirect investments in debt securities and are classified as available-for-sale securities. These investments are reported at fair value as determined by independent pricing sources and/or professional market participants, with temporary unrealized gains and losses included in other comprehensive income. Losses that are deemed to be other than temporary are considered impairments and are recorded in earnings. Grace reflects these securities as current assets as they are actively in the process of being liquidated.

        Inventories—Inventories are stated at the lower of cost or market. The method used to determine cost is first-in/first-out, or "FIFO." Market values for raw materials are based on current cost and, for other inventory classifications, net realizable value. Inventories are evaluated regularly for salability, and slow moving and/or obsolete items are adjusted to expected salable value. Inventory values include direct and certain indirect costs of materials and production. Abnormal costs of production are expensed as incurred.

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

Notes to Consolidated Financial Statements (Continued)

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

        Foreign Currency Translation—Assets and liabilities of foreign subsidiaries (other than those located in countries with highly inflationary economies) are translated into U.S. dollars at current exchange rates, while revenues, costs and expenses are translated at average exchange rates during each reporting period. The resulting translation adjustments are included in the "accumulated other comprehensive income (loss)" caption of the Consolidated Balance Sheets. The financial statements of subsidiaries located in countries with highly inflationary economies, if any, are remeasured as if the functional currency were the U.S. dollar; the remeasurement creates translation adjustments that are reflected in "net income" in the Consolidated Statements of Operations.

        Financial Instruments—Grace periodically enters into commodity forward, swap and/or option contracts, and foreign exchange forward and/or option contracts to manage exposure to fluctuations in commodity prices and foreign currency exchange rates. Grace does not hold or issue derivative financial instruments for trading purposes. Derivative instruments are recorded in the Consolidated Balance Sheets as either assets or liabilities at their fair value. For derivative instruments designated as fair value hedges, changes in the fair values of the derivative instruments closely offset changes in the fair values of the hedged items in other income (expense) in the Consolidated Statements of Operations. For derivative instruments designated as cash flow hedges, if the derivative instruments qualify for hedge accounting pursuant to FAS 133, "Accounting for Derivative Instruments and Hedging Activities", the effective portion of any hedge is reported as accumulated other comprehensive income (loss) in the Consolidated Balance Sheets until it is cleared to earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges, and changes in the fair values of derivative instruments that are not designated as hedges, are recorded in current period earnings. Cash flows from derivative instruments are reported in the same category as the cash flows from the items being hedged.

        Effect of New Accounting Standards—In December 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 140-4 and FIN 46 (R)-8 "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor's continuing involvement with transferred financial assets and an enterprise's involvement with variable interest entities and qualifying Special Purpose Entities ("SPEs"). This FSP is effective for the first reporting period ending after December 15, 2008. Grace adopted these disclosure requirements in 2008.

        In December 2008, the FASB issued FSP No. FAS 132(R)-1 "Disclosures about Postretirement Benefit Plan Assets." This FSP amends FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan.

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

This FSP shall be effective for fiscal years ending after December 15, 2009. Grace will adopt these disclosure requirements in 2009.

        In May 2008, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to Auditing Interpretations ("AU") section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Grace will adopt this standard when effective.

        In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets." FSP 142-3 will improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Grace will adopt this standard in 2009.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." SFAS No. 161 expands the current disclosure framework by requiring entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Grace will adopt these dislosure requirements in 2009.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) will require the acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with acquisition-related costs recognized separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Grace will adopt this standard in 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements." SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Grace will adopt this standard in 2009.

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

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP No. FAS 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." This FSP clarifies the application of SFAS No. 157 and illustrates key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Grace adopted SFAS No. 157 and the related FSPs in the first quarter of 2008, and the adoption for Grace's financial assets and liabilities did not have a material impact on its Consolidated Financial Statements. Grace does not believe the adoption of SFAS No. 157 for its non-financial assets and liabilities, effective January 1, 2009, will have a material impact on its Consolidated Financial Statements. See Note 7 for further discussion of SFAS No. 157.

2. Chapter 11—Related Information

        Official Parties to Grace's Chapter 11 Cases    Three creditors' committees, two representing asbestos claimants, the Official Committee of Asbestos Personal Injury Claimants (the "PI Committee") and the Official Committee of Asbestos Property Damage Claimants (the "PD Committee"), and the third representing other unsecured creditors, and the Official Committee of Equity Security Holders (the "Equity Committee"), have been appointed in the Chapter 11 Cases. These committees, a legal representative of future asbestos personal injury claimants (the "PI FCR") and a legal representative of future asbestos property damage claimants (the "PD FCR"), have the right to be heard on all matters that come before the Bankruptcy Court and have important roles in the Chapter 11 Cases. The Debtors are required to bear certain costs and expenses of the committees and the representatives of future asbestos claimants, including those of their counsel and financial advisors.

        As discussed below, the Debtors, the Equity Committee, the PI Committee and the PI FCR have filed a joint plan of reorganization and thereafter, an amended joint plan of reorganization, with the Bankruptcy Court that is designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined therein. The committee representing general unsecured creditors, the PD Committee and the PD FCR are not co-proponents of this plan.

        Plans of Reorganization    On November 13, 2004, Grace filed a proposed plan of reorganization, as well as several associated documents, including a disclosure statement, trust distribution procedures, exhibits and other supporting documents, with the Bankruptcy Court. On January 13, 2005, Grace filed an amended plan of reorganization (the "Prior Plan") and related documents to address certain objections of creditors and other interested parties. At the time it was filed, the Prior Plan was supported by the committee representing general unsecured creditors and the Equity Committee, but was not supported by the PI Committee, the PD Committee or the PI FCR. At the time of filing of the Prior Plan, the PD FCR had not been appointed.

        On July 26, 2007, the Bankruptcy Court terminated Grace's exclusive rights to propose a plan of reorganization and solicit votes thereon. As a result of the termination of these rights, any party-in-interest may propose a competing plan of reorganization. On November 5, 2007, the PI

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

Committee and the PI FCR filed a proposed plan of reorganization (the "PI Plan") with the Bankruptcy Court.

        On April 6, 2008, the Debtors reached an agreement in principle with the PI Committee, the PI FCR, and the Equity Committee designed to resolve all present and future asbestos-related personal injury claims (the "PI Settlement").

        Prior to the PI Settlement, the Bankruptcy Court entered a case management order for estimating liability for pending and future asbestos personal injury claims. A trial for estimating liability for such claims began in January 2008 but was suspended in April 2008 as a result of the PI Settlement.

        As contemplated by the PI Settlement, on September 19, 2008, the Debtors, supported by the Equity Committee, the PI Committee and the PI FCR, as co-proponents, filed a joint plan of reorganization with the Bankruptcy Court to reflect the terms of the PI Settlement.

        On October 17, 2008, the Ontario Superior Court of Justice, in the Grace Canada, Inc. proceeding pending under the Companies' Creditors Arrangement Act, approved an agreement (the "Minutes of Settlement"), entered into by the Company, Grace Canada and legal representatives of Canadian ZAI property damage claimants on September 2, 2008, that would settle all Canadian ZAI property damage claims and demands. Under the Minutes of Settlement, all Canadian ZAI property damage claims and demands would be paid through a separate Canadian ZAI property damage claims fund funded with CDN$6.5 million. The Minutes of Settlement are subject to the confirmation and effectiveness of the Joint Plan.

        On November 21, 2008, the Debtors reached an agreement in principle (the "ZAI PD Term Sheet") with the Putative Class Counsel to the U.S. ZAI claimants, the PD FCR, and the Equity Committee designed to resolve all present and future U.S. ZAI property damage claims and demands.

        As contemplated by the PI Settlement and the ZAI PD Term Sheet, the Debtors, supported by the Equity Committee, the PI Committee and the PI FCR, as co-proponents, amended the joint plan of reorganization and several associated documents, including a disclosure statement, trust distribution procedures, exhibits and other supporting documents on December 18, 2008, February 3, 2009 and February 27, 2009 through filings with the Bankruptcy Court. The joint plan of reorganization (as amended through February 27, 2009, the "Joint Plan") is designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined therein. The Joint Plan supersedes the Prior Plan and the PI Plan. The committee representing general unsecured creditors, the PD Committee and the PD FCR are not co-proponents of the Joint Plan.

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

        Under the Joint Plan, two asbestos trusts would be established under Section 524(g) of the Bankruptcy Code. All asbestos-related personal injury claims would be channeled for resolution to one asbestos trust (the "PI Trust") and all asbestos-related property damage claims, including U.S

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

and Canadian ZAI property damage claims, would be channeled to a separate asbestos trust (the "PD Trust").

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

        The Joint Plan is designed to address all pending and future asbestos-related claims and demands and all other pre-petition claims as outlined respectively therein. However, it is possible that the Joint Plan will not be confirmed by the Bankruptcy Court, or become effective if it is confirmed. If the Joint Plan is not confirmed by the Bankruptcy Court or the U.S. District Court for the District of Delaware or does not become effective, the Debtors would expect to resume the estimation trial, which was suspended in April 2008 due to the PI Settlement, to determine the amount of its asbestos-related liabilities. Under those circumstances, a different plan of reorganization may ultimately be confirmed and become effective. Under that effective plan of reorganization, the interests of holders of Company common stock could be substantially diluted or cancelled. The value of Company common stock following the effective date of any plan of reorganization and the extent of any recovery by non-asbestos-related creditors would depend principally on the amount of Debtors' asbestos-related liability under such effective plan of reorganization.

        Joint Plan of Reorganization    Under the terms of the Joint Plan, claims under the Chapter 11 Cases would be satisfied as follows:

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

  •
  Cash in the amount of the PD Initial Payment (as described below) and the ZAI Initial Payment (as described below) to be paid by Grace;

  •
  A warrant to acquire 10 million shares of Company common stock at an exercise price of $17.00 per share, expiring one year from the effective date of the Joint Plan;

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

  •
  Rights to all proceeds under all of the Debtors' insurance policies that are available for payment of PI Claims;

  •
  Cash in the amount of $512.5 million plus interest thereon from December 21, 2002 to the effective date of the Joint Plan at a rate of 5.5% per annum reduced by the amount of Cryovac's contribution to the PD Initial Payment (as described below) and 18 million shares of Sealed Air common stock to be paid by Cryovac pursuant to the Sealed Air Settlement;

  •
  Cash in the amount of $115 million to be paid by Fresenius pursuant to the Fresenius Settlement reduced by the amount of Fresenius' contribution to the PD Initial Payment (as described below); and

  •
  Deferred payments by Grace-Conn. of $110 million per year for five years beginning in 2019, and $100 million per year for 10 years beginning in 2024, that would be subordinate to any bank debt or bonds outstanding, guaranteed by the Company and secured by the Company's obligation to issue 50.1% of its outstanding common stock (measured as of the effective date of the Joint Plan) to the PI Trust in the event of default.

Asbestos-Related Property Damage Claims

        All pending and future asbestos-related property damage claims and demands ("PD Claims") would be channeled to the PD Trust for resolution. The PD Trust would contribute CDN$6.5 million to a separate Canadian ZAI PD Claims fund through which Canadian ZAI PD Claims would be resolved. The PD Trust would generally resolve U.S. ZAI PD Claims that qualify for payment by paying 55% of the claimed amount, but in no event would the PD Trust pay more than 55% of $7,500 (as adjusted for the increase in inflation each year after the fifth anniversary of the effective date of the Joint Plan). The PD Trust would satisfy other allowed PD Claims pursuant to specified trust distribution procedures with cash payments in the allowed settlement amount. Unresolved PD Claims would be litigated before the Bankruptcy Court pursuant to procedures to be approved by the Bankruptcy Court and, to the extent such claims were determined to be allowed claims, would be paid in cash by the PD Trust in the amount determined by the Bankruptcy Court.

        The PD Trust would contain two accounts, the PD account and the ZAI PD account. U.S. ZAI PD Claims would be paid from the ZAI PD account and other PD Claims would be paid from the PD account. The separate Canadian ZAI PD Claims would be paid by a separate fund established in Canada. Each account would have a separate trustee and the assets of the accounts would not be commingled. The two accounts would be funded as follows:

        The PD account would be funded with:

  •
  Approximately $112 million in cash plus cash in the amount of the estimated first six months of PD Trust expenses, to be paid by Cryovac and Fresenius (the "PD Initial Payment"), and CDN$6.5 million in cash to be paid by Grace pursuant to the Minutes of Settlement.

  •
  A Grace obligation (the "PD Obligation") providing for a payment to the PD Trust every six months in the amount of the non ZAI PD Claims allowed during the preceding six months plus interest and, except for the first six months, the amount of PD Trust expenses for the preceding six months. The aggregate amount to be paid under the PD Obligation would not be capped.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

        The ZAI account would be funded as follows (the "ZAI Assets"):

  •
  $30 million in cash plus, if the effective date of the Joint Plan occurs after March 31, 2009, interest from April 1, 2009 to the effective date, to be paid by Cryovac and Fresenius (the "ZAI Initial Payment").

  •
  $30 million in cash on the third anniversary of the effective date of the Joint Plan.

  •
  A Grace obligation providing for the payment of up to 10 contingent deferred payments of $8 million per year during the 20-year period beginning on the fifth anniversary of the effective date of the Joint Plan, with each such payment due only if the ZAI Assets fall below $10 million during the preceding year.

        All payments to the PD Trust that were not to be paid on the effective date of the Joint Plan would be secured by the Company's obligation to issue 50.1% of its outstanding common stock (measured as of the effective date of the Joint Plan) to the PD Trust in the event of default. Grace would have the right to conduct annual audits of the books, records and claim processing procedures of the PD Trust.

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

Effect on Company Common Stock

        The Joint Plan assumes that Company common stock will remain outstanding at the effective date of the Joint Plan, but that the interests of existing shareholders would be subject to dilution by additional shares of Company common stock issued under the warrant or in the event of default in respect of the deferred payment obligations to the PI Trust or the PD Trust under the Company's security obligation. In order to preserve significant tax benefits which are subject to elimination or limitation in the event of a change in control (as defined by the Internal Revenue Code) of Grace, the Joint Plan provides that under certain circumstances, the Board of Directors would have the authority to impose restrictions on the transfer of Grace stock with respect to certain 5% shareholders. These restrictions will generally not limit the ability of a person that holds less than 5% of Grace stock after emergence to either buy or sell stock on the open market. In addition, the

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

Bankruptcy Court has approved trading restrictions on Grace common stock until the effective date of a plan of reorganization. These restrictions prohibit (without the consent of Grace) a person from acquiring more than 4.75% of the outstanding Grace common stock or, for any person already holding more than 4.75%, from increasing such person's holdings. This summary of the stock transfer restrictions does not purport to be complete and is qualified in its entirety by reference to the order of the Bankruptcy Court, which has been filed with the SEC.

        Claims Filings—The Bankruptcy Court established a bar date of March 31, 2003 for claims of general unsecured creditors, PD Claims (other than ZAI PD Claims) and medical monitoring claims related to asbestos. The bar date did not apply to PI Claims or claims related to ZAI PD Claims.

        Approximately 14,900 proofs of claim were filed by the March 31, 2003 bar date. Of these claims, approximately 9,400 were non-asbestos related, approximately 4,300 were PD Claims, and approximately 1,000 were for medical monitoring. The medical monitoring claims were made by individuals who allege exposure to asbestos through Grace's products or operations. Under the Joint Plan, these claims would be channeled to the PI Trust for resolution. In addition, approximately 800 proofs of claim were filed after the bar date.

        Approximately 7,000 of the non-asbestos related claims involve claims by employees or former employees for future retirement benefits such as pension and retiree medical coverage. Grace views most of these claims as contingent and has proposed to retain such benefits under the Joint Plan. The remaining non-asbestos claims include claims for payment of goods and services, taxes, product warranties, principal and interest under pre-petition credit facilities, amounts due under leases and other contracts, leases and other executory contracts rejected in the Chapter 11 Cases, environmental remediation, pending non-asbestos- related litigation, and non-asbestos-related personal injury. Claims for indemnification or contribution to actual or potential codefendants in asbestos-related and other litigation were also filed.

        The Debtors analyzed the claims filed pursuant to the March 31, 2003 bar date and found that many are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of December 31, 2008, of the approximately 4,300 non-ZAI PD Claims filed, approximately 360 claims have been resolved, approximately 3,850 claims have been expunged, reclassified by the Debtors or withdrawn by claimants, leaving approximately 90 claims to be addressed through the property damage case management order approved by the Bankruptcy Court and/or the Joint Plan or another plan of reorganization. As of December 31, 2008, of the approximately 3,270 non-asbestos claims filed, approximately 1,890 have been expunged or withdrawn by claimants, approximately 1,155 have been resolved, and an additional approximately 225 claims are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.

        Additionally, by order dated June 17, 2008, the Bankruptcy Court established October 31, 2008 as the bar date for ZAI PD Claims related to property located in the U.S. As of December 31, 2008, approximately 17,955 US ZAI PD Claims have been filed. In addition, on October 21, 2008, the Bankruptcy Court entered an order establishing August 31, 2009 as the bar date for ZAI PD Claims related to property located in Canada. The Joint Plan provides for the channeling of US ZAI PD Claims and Canadian ZAI PD Claims to the Asbestos PD Trust created under the Joint Plan, and the subsequent transfer of Canadian ZAI PD Claims to a Canadian fund. No bar date has been set for personal injury claims related to ZAI. The Joint Plan provides that ZAI PI Claims would be channeled to the Asbestos PI Trust created under the Joint Plan.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

        Grace is continuing to analyze and review unresolved claims in relation to the Joint Plan. Grace believes that its recorded liabilities for claims subject to the March 31, 2003 bar date represent a reasonable estimate of the ultimate allowable amount for claims that are not in dispute or have been submitted with sufficient information to both evaluate the merit and estimate the value of the claim. The PD Claims are considered as part of Grace's overall asbestos liability and are being accounted for in accordance with the conditions precedent under the Prior Plan, as described in Note 3.

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

        On November 29, 2002, Sealed Air (and Cryovac) and Fresenius each announced that they had reached agreements in principle with the PI and PD Committees to settle asbestos, successor liability and fraudulent transfer claims related to such transactions. Under the terms of the Fresenius Settlement, subject to the fulfillment of certain conditions, Fresenius would pay $115.0 million to the Debtors' estate as directed by the Bankruptcy Court upon confirmation of the Debtors' plan of reorganization. In July 2003, the Fresenius Settlement was approved by the Bankruptcy Court. Under the terms of the Sealed Air Settlement, subject to the fulfillment of certain conditions, Cryovac would make a payment of $512.5 million (plus interest at 5.5% compounded annually, commencing on December 21, 2002) and nine million shares (now 18 million shares to reflect a two-for-one stock split) of Sealed Air common stock (collectively valued at $976.8 million as of December 31, 2008), as directed by the Bankruptcy Court upon confirmation of a plan of reorganization. In June 2005, the Sealed Air Settlement was approved by the Bankruptcy Court.

        Debt Capital—All of the Debtors' pre-petition debt is in default due to the Filing. The accompanying Consolidated Balance Sheets reflect the classification of the Debtors' pre-petition debt within "liabilities subject to compromise."

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

        Pursuant to SOP 90-7, Grace's pre-petition and future liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of December 31, 2008, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation, and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. Grace presents reorganization items as "Chapter 11 expenses, net of interest income," a separate caption in its Consolidated Statements of Operations.

        As discussed in Note 3, Grace has not adjusted its accounting for asbestos-related liabilities to reflect the Joint Plan.

        Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the Fresenius Settlement and the Sealed Air Settlement, as such agreements are subject to conditions, which, although expected to be met, have not been satisfied and confirmed by the Bankruptcy Court and, under the Joint Plan, these assets would be transferred to the PI Trust and the PD Trust. The value available under the Fresenius Settlement and the Sealed Air Settlement as measured at December 31, 2008, was $1,091.8 million comprised of $115.0 million in cash from Fresenius and $976.8 million in cash and stock from Cryovac under the Joint Plan. Payments under the Sealed Air Settlement will be made directly to the PI Trust and the PD Trust by Cryovac.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

        Components of liabilities subject to compromise are as follows:

	December 31, 2008	December 31, 2007	Filing Date (Unaudited)
	(In millions)
Pre-petition bank debt plus accrued interest	$823.5	$783.0	$511.5
Drawn letters of credit plus accrued interest	30.0	26.9	—
Asbestos-related contingencies	1,700.0	1,700.0	1,002.8
Income taxes(1)	121.0	89.3	242.1
Environmental contingencies	152.2	394.7	164.8
Postretirement benefits other than pension	73.2	84.0	185.4
Unfunded special pension arrangements	106.0	100.8	70.8
Retained obligations of divested businesses	29.8	30.9	43.5
Accounts payable	31.2	31.7	43.0
Other accrued liabilities	55.5	48.3	102.1
Reclassification to current liabilities(2)	(9.5)	(12.1)	—

Total Liabilities Subject to Compromise	$3,112.9	$3,277.5	$2,366.0

(1)
Amounts as of December 31, 2008 and 2007 are net of expected refunds of $0.8 million and $76.4 million, respectively.

(2)
As of December 31, 2008 and 2007, approximately $9.5 million and $12.1 million, respectively, of certain pension and postretirement benefit obligations subject to compromise have been presented in other current liabilities in the Consolidated Balance Sheets in accordance with SFAS No. 158.

        Note that the unfunded special pension arrangements reflected above exclude non-U.S. pension plans and qualified U.S. pension plans that became underfunded subsequent to the Filing. Contributions to qualified U.S. pension plans are subject to Bankruptcy Court approval.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

Change in Liabilities Subject to Compromise

        The following table is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through December 31, 2008.

Cumulative Since Filing
(In millions) (Unaudited)
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Payment of environmental settlement liability—including Libby (see Note 16)	(252.0)
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Resolution of contingencies subject to Chapter 11	(130.0)
Other court orders including employee wages and benefits, sales and use tax, and customer programs	(353.4)
Expense/(income) items:
Interest on pre-petition liabilities	396.8
Employee-related accruals	66.8
Provision for asbestos-related contingencies	744.8
Provision for environmental contingencies	327.2
Provision for income tax contingencies	(3.3)
Balance sheet reclassifications	(35.2)

Balance, end of period	$3,112.9

        Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court's allowance of contingent or disputed claims.

        For the holders of pre-petition bank credit facilities, beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rates for the twelve months ended December 31, 2008 and 2007 were 5.09% and 8.05%, respectively. From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly. The general unsecured creditors that hold pre-petition bank credit facilities have asserted that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements which, if paid, would be materially greater than that reflected above. Grace has asserted that such creditors are not entitled to interest at the default rate and has requested the Bankruptcy Court to determine the appropriate rate at which interest would be payable.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

        For all other holders of allowed general unsecured claims, Grace accrues interest at a rate of 4.19% per annum, compounded annually, unless otherwise negotiated during the claim settlement process.

Chapter 11 Expenses

	2008	2007	2006
	(In millions)
Legal and financial advisory fees	$63.6	$95.1	$57.9
Interest (income) expense	2.2	(8.7)	(8.0)

Chapter 11 expenses, net	$65.8	$86.4	$49.9

        Pursuant to SOP 90-7, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses. During 2008, interest income was reduced by a $6.0 million charge related to the change in fair value of investment securities held by the Debtors.

Condensed financial information of the Debtors

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Operations

	Year Ended December 31,
	2008	2007	2006
	(In millions) (Unaudited)
Net sales, including intercompany	$1,559.6	$1,497.9	$1,425.0

Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	1,145.0	1,058.2	1,041.9
Selling, general and administrative expenses, exclusive of defined benefit pension expense shown separately below	298.1	314.0	340.2
Research and development expenses	43.3	43.9	38.3
Depreciation and amortization	57.1	55.5	58.6
Defined benefit pension expense	37.4	38.8	46.3
Interest expense and related financing costs	53.3	71.1	72.7
Other (income) expense, net	(109.3)	(72.8)	(83.4)
Provision for environmental remediation	14.6	17.0	30.0
Chapter 11 expenses, net of interest income	65.8	86.6	49.8

	1,605.3	1,612.3	1,594.4

Loss before income taxes and equity in net income of non-filing entities	(45.7)	(114.4)	(169.4)
Benefit from income taxes	11.4	57.2	38.3

Loss before equity in net income of non-filing entities	(34.3)	(57.2)	(131.1)
Equity in net income of non-filing entities	155.8	146.0	139.7

Net income	$121.5	$88.8	$8.6

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Condensed Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(In millions) (Unaudited)
Operating Activities
Net income	$121.5	$88.8	$8.6
Reconciliation to net cash used for operating activities:
Chapter 11 expenses, net of interest income	65.8	86.6	49.8
Benefit from income taxes	(11.4)	(57.2)	(38.3)
Equity in net income of non-filing entities	(155.8)	(146.0)	(139.7)
Depreciation and amortization	57.1	55.5	58.6
Interest on pre-petition liabilities subject to compromise	49.4	70.9	71.3
Provision for environmental remediation	14.6	17.0	30.0
Other non-cash items, net	(17.1)	(7.3)	(0.4)
Contributions to defined benefit pension plans	(54.2)	(81.1)	(106.6)
Cash paid to resolve contingencies subject to Chapter 11	(252.0)	(10.3)	—
Chapter 11 expenses paid	(69.3)	(92.1)	(50.3)
Changes in other assets and liabilities, excluding the effect of businesses acquired/divested	141.2	(3.7)	42.8

Net cash used for operating activities	(110.2)	(78.9)	(74.2)

Investing Activities
Capital expenditures	(74.3)	(86.3)	(81.4)
Loan repayments and other	188.5	100.8	98.5

Net cash provided by investing activities	114.2	14.5	17.1

Net cash provided by financing activities	7.3	37.4	21.7

Net increase (decrease) in cash and cash equivalents	11.3	(27.0)	(35.4)
Cash and cash equivalents, beginning of period	206.8	233.8	269.2

Cash and cash equivalents, end of period	$218.1	$206.8	$233.8

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Balance Sheets

	December 31,
	2008	2007
	(In millions) (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$218.1	$206.8
Investment securities	21.6	98.3
Cash value of life insurance policies, net of policy loans	67.2	77.1
Trade accounts receivable, net	115.0	108.3
Receivables from non-filing entities, net	69.9	103.2
Inventories	122.1	136.7
Other current assets	57.4	47.1

Total Current Assets	671.3	777.5
Properties and equipment, net	417.1	403.8
Deferred income taxes	834.4	725.6
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	399.1	524.2
Investment in non-filing entities	492.0	400.8
Overfunded defined benefit pension plans	0.2	1.5
Other assets	97.8	81.6

Total Assets	$3,411.9	$3,415.0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities	$239.5	$224.0
Minority interests in consolidated entities	64.2	64.5
Underfunded defined benefit pension plans	380.6	159.6
Other liabilities	41.6	39.0

Total Liabilities Not Subject to Compromise	725.9	487.1
Liabilities Subject to Compromise	3,112.9	3,277.5

Total Liabilities	3,838.8	3,764.6
Shareholders' Equity (Deficit)	(426.9)	(349.6)

Total Liabilities and Shareholders' Equity (Deficit)	$3,411.9	$3,415.0

        In addition to Grace's financial reporting obligations as prescribed by the SEC, the Debtors are also required, under the rules and regulations of the Bankruptcy Code, to periodically file certain statements and schedules and a monthly operating report with the Bankruptcy Court. This information is available to the public through the Bankruptcy Court. This information is prepared in a format that may not be comparable to information in Grace's quarterly and annual financial statements as filed with the SEC. The monthly operating reports are not audited, do not purport to represent the financial position or results of operations of Grace on a consolidated basis, and should not be relied on for such purposes.

Notes to Consolidated Financial Statements (Continued)

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

        Approximately 4,300 additional PD claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Such claims were reviewed in detail by Grace, categorized into claims with sufficient information to be evaluated or claims that require additional information and, where sufficient information existed, the estimated cost of resolution was considered as part of Grace's recorded asbestos-related liability. Approximately 200 claims did not contain sufficient information to permit an evaluation. Grace objected to virtually all PD claims on a number of different bases, including: no authorization to file a claim; the claim was previously settled or adjudicated; no or insufficient documentation; failure to identify a Grace product; the expiration of the applicable statute of limitations and/or statute of repose, and/or laches; and a defense that the product in place is not hazardous. As of December 31, 2008, following the reclassification, withdrawal or expungement of claims, approximately 465 PD Claims subject to the March 31, 2003 bar date remain outstanding. The Bankruptcy Court has approved settlement agreements covering approximately 375 of such claims for an aggregate allowed amount of $93 million.

        Eight of the ZAI cases were filed as purported class action lawsuits in 2000 and 2001. In addition, 10 lawsuits were filed as purported class actions in 2004 and 2005 with respect to persons and homes in Canada. These cases seek damages and equitable relief, including the removal, replacement and/or disposal of all such insulation. The plaintiffs assert that this product is in millions

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

of homes and that the cost of removal could be several thousand dollars per home. As a result of the Filing, the eight U.S. cases have been stayed.

        Based on Grace's investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that ZAI was and continues to be safe for its intended purpose and poses little or no threat to human health. The plaintiffs in the ZAI lawsuits (and the U.S. government in the Montana criminal proceeding described in Note 16) dispute Grace's position on the safety of ZAI. In October, 2004, the Bankruptcy Court held a hearing on motions filed by the parties to address a number of important legal and factual issues regarding the ZAI claims. In December, 2006, the Bankruptcy Court issued an opinion and order holding that, although ZAI is contaminated with asbestos and can release asbestos fibers when disturbed, there is no unreasonable risk of harm from ZAI. The ZAI claimants sought an interlocutory appeal of the opinion and order with the U.S. District Court for the District of Delaware, but that request was denied. In the event the Joint Plan is not confirmed, the ZAI claimants have reserved their right to appeal such opinion and order if and when it becomes a final order.

        At the Debtors' request, in July 2008, the Bankruptcy Court established a bar date for U.S. ZAI PD Claims and approved a related notice program that required any person with a U.S. ZAI PD Claim to submit an individual proof of claim no later than October 31, 2008. Approximately 16,200 U.S. ZAI PD Claims were filed prior to the October 31, 2008 claims bar date and, as of December 31, 2008 an additional 1,755 U.S. ZAI PD Claims were filed. As described above, on October 17, 2008, the Ontario Superior Court of Justice, in the Grace Canada, Inc. proceeding pending under the Companies' Creditors Arrangement Act, approved the Minutes of Settlement that would settle all Canadian ZAI PD Claims on the terms of the Joint Plan. On October 20, 2008, the Bankruptcy Court established August 31, 2009 as the bar date for Canadian ZAI PD Claims.

        As described above, on November 21, 2008, the Debtors, the Putative Class Counsel to the U.S. ZAI property damage claimants, the PD FCR, and the Equity Committee reached an agreement in principle designed to resolve all present and future U.S. ZAI PD Claims. The terms of the U.S. and Canadian ZAI agreements in principle have been incorporated into the terms of the Joint Plan and related documents. As described below, Grace's recorded asbestos related liability does not include the agreements in principle to settle the ZAI liability that is part of the Joint Plan. The asbestos related liability at December 31, 2008, which is based on the Prior Plan, assumes the risk of loss from ZAI litigation is not probable. If the Joint Plan or another plan of reorganization reflecting the agreements in principle is not confirmed or does not become effective and Grace's view as to risk of loss from ZAI litigation is not sustained, Grace believes the cost to resolve the U.S. ZAI litigation may be material.

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

        Cumulatively through the Filing Date, 16,354 asbestos personal injury lawsuits involving approximately 35,720 PI Claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved) and approximately 55,489

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

lawsuits involving approximately 163,698 PI Claims were disposed of (through settlements and judgments) for a total of $645.6 million. As of the Filing Date, 129,191 PI claims for personal injury were pending against Grace. Grace believes that a substantial number of additional PI Claims would have been received between the Filing Date and December 31, 2008 had such PI Claims not been stayed by the Bankruptcy Court.

        The Bankruptcy Court has entered a case management order for estimating liability for pending and future PI Claims. A trial for estimating liability for PI Claims began in January 2008 but was suspended in April 2008 as a result of the PI Settlement.

        Asbestos-Related Liability—The total recorded asbestos-related liability as of December 31, 2008 and 2007, including pre-Filing Date and post-Filing Date settlements, was $1,700 million and is included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on the filing of the Prior Plan. The Prior Plan contained a condition precedent that the Bankruptcy Court determine that $1,613 million (this amount, plus $87 million of prepetition settlements and judgments, "the Funding Amount") was sufficient to pay, on a net present value basis, all PI Claims and PD Claims entitled to payment and related trust administration costs and expenses. Therefore, prior to the PI Settlement, the U.S. and Canadian ZAI agreements in principle and the filing of the Joint Plan, Grace was prepared to settle its asbestos-related claims at the Funding Amount as part of a consensual plan of reorganization and recorded its asbestos-related liability on that basis. The treatment of asbestos-related liabilities is significantly different under the Joint Plan than under the Prior Plan. Grace has not adjusted its accounting for asbestos-related liabilities to reflect the Joint Plan. At this time, Grace is unable to determine a reasonable estimate of the value of certain consideration payable to the PI Trust and the PD Trust under the Joint Plan. These values will ultimately be determined on the effective date of the Joint Plan. Grace expects to adjust its accounting for the Joint Plan when the consideration can be measured and material conditions to the Joint Plan are satisfied. Grace expects that such adjustments may be material to Grace's consolidated financial position and results of operations.

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

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

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

        In November 2006, Grace entered into a settlement agreement with an underwriter of a portion of its excess insurance coverage. The insurer paid a settlement amount of $90 million directly to an escrow account for the benefit of the holders of claims for which Grace was provided coverage under the affected policies. The escrow account balance at December 31, 2008 and 2007 approximated $97.1 million and $94.8 million, respectively, including interest earned on the account. Funds will be distributed from this account directly to claimants at the direction of the escrow agent pursuant to the terms of a confirmed plan of reorganization or as otherwise ordered by the Bankruptcy Court. The settlement agreement provides that unless Grace confirms a plan of reorganization by December 31, 2008, at the option of the insurer, exercisable at any time prior to April 30, 2009, the escrow amount with interest must be returned to the insurer. Due to the open contingencies for the release of such amount, Grace has not recorded the amount in the escrow account or reduced its asbestos insurance receivable balance. Under the Joint Plan, the amount in the escrow account would be assigned to the PI Trust.

        As of December 31, 2008, including the settlement discussed above and after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

agreements, there remains approximately $916 million of excess coverage from 53 presently solvent insurers. Grace estimates that eligible claims would have to exceed $4 billion to access total coverage. Grace further estimates that, assuming the resolution value of asbestos-related claims is equal to the recorded liability of $1,700 million (which should fund claim payments in excess of $2 billion), it should be entitled to approximately $500 million of insurance recovery, including the escrow described above. This amount was determined by estimating the aggregate and per year payout for claims over time and applying the expected insurance recovery factor to such claims. However, the ultimate amount of insurance recovered on such claims will depend on a number of factors that will only be determined at the time claims are paid including: the nature of the claim (PI Claim, PD Claim or ZAI PD Claim), the relevant exposure years, the timing of payment, the solvency of insurers and the legal status of policy rights. Accordingly, Grace's estimate of insurance recovery may differ materially from actual amounts received by Grace, or if the Joint Plan is confirmed and becomes effective, the PI Trust.

4. Income Taxes

        The components of income (loss) from consolidated operations before income taxes and the related benefit from (provision for) income taxes for 2008, 2007 and 2006 are as follows:

Income Taxes—Consolidated Operations

	2008	2007	2006
	(In millions)
Income (loss) before income taxes:
Domestic	$14.9	$368.4	$(111.6)
Foreign	135.6	185.9	150.1
Intercompany eliminations	(24.7)	(466.6)	(27.1)

	$125.8	$87.7	$11.4

Benefit from (provision for) income taxes:
Federal—current	$4.9	$29.0	$(8.5)
Federal—deferred	7.8	29.8	47.1
State and local—current	(1.3)	(1.3)	(1.4)
Foreign—current	(34.8)	(66.2)	(43.0)
Foreign—deferred	19.1	9.8	3.0

	$(4.3)	$1.1	$(2.8)

        The above table reflects the elimination in 2007 of approximately $440 million of domestic income resulting from repatriated earnings.

Notes to Consolidated Financial Statements (Continued)

4. Income Taxes (Continued)

        At December 31, 2008 and 2007, the tax attributes giving rise to deferred tax assets and liabilities consisted of the following items:

Deferred Tax Analysis

	2008	2007
	(In millions)
Deferred tax assets:
Liability for asbestos-related litigation	$595.0	$595.0
Net operating loss/credit carryforwards	84.6	71.2
Deferred state taxes	130.2	121.0
Liability for environmental remediation	53.3	138.1
Other postretirement benefits	27.3	27.8
Reserves and allowances	50.1	40.8
Research and development	35.7	35.2
Pension liabilities	178.3	98.7
Foreign loss/credit carryforwards	37.7	36.6
Accrued interest on pre-petition debt	80.6	61.6
Other	11.6	9.5

Total deferred tax assets	$1,284.4	$1,235.5

Deferred tax liabilities:
Asbestos-related insurance receivable	$(180.5)	$(180.5)
Deferred foreign and other income	(9.9)	(9.9)
Pension assets	(15.1)	(10.9)
Properties and equipment	(41.6)	(47.2)
Other	(22.9)	(100.0)

Total deferred tax liabilities	$(270.0)	$(348.5)

Valuation allowance:
Deferred state taxes	$(130.2)	$(121.0)
Net federal tax assets	—	—
Foreign loss carryforwards	(1.8)	(22.0)

Total valuation allowance	(132.0)	(143.0)

Net deferred tax assets	$(882.4)	$744.0

        The deferred tax asset valuation allowance of $132.0 million at December 31, 2008 consists of: (i) $130.2 million related to net deferred state tax assets associated with current loss carryforwards and future tax deductions that are not likely to provide a cash benefit, and (ii) $1.8 million related to foreign loss carryforwards that are not reasonably expected to be utilized in the future. The change in the valuation allowance from December 31, 2007 to 2008 primarily represents a reduction in the valuation allowance related to tax losses available in future years in our Brazilian subsidiary. Based upon anticipated future results, Grace has concluded that it is more likely than not that the balance of the net deferred tax assets, after consideration of the valuation allowance, will be realized. Because of the nature of the items that make up this balance, the realization period is likely to extend over a number of years and the outcome of the Chapter 11 Cases could materially impact the amount and the realization period.

Notes to Consolidated Financial Statements (Continued)

4. Income Taxes (Continued)

        The tax credit carryforwards at December 31, 2008 of $84.6 million consist of $65.0 million of foreign tax credit carryforwards with expiration dates through 2017; $0.6 million of general business credit carryforwards with expiration dates through 2025; and $18.9 million of alternative minimum tax credit ("AMTC") carryforwards with no expiration dates. However, the $18.9 million of AMTC carryforwards includes $15.8 million which will not be available if Grace is successful in resolving certain issues reflected as uncertain tax positions.

        Grace has not yet recorded "windfall tax benefits" of $14.6 million associated with stock option compensation that remained unrealized at the end of 2008.

        Grace utilized approximately $191 million of U.S. Federal net operating losses ("NOLs") during 2007 as a result of the repatriation of earnings from non-U.S. subsidiaries. Grace anticipates generating additional NOLs upon emergence from bankruptcy as contemplated in the Joint Plan. Because Grace did not pay a significant amount of U.S. taxes in prior years and/or has already received or applied for tax refunds from available NOL carryback years, it expects to carryforward most of its NOLs after emergence from bankruptcy. Under federal income tax law, a corporation is generally permitted to carryforward NOLs for a 20-year period for deduction against future taxable income. Grace's ability to utilize future tax deductions could be significantly limited if it were to undergo an ownership change during or as a result of the Chapter 11 proceeding. During the course of the bankruptcy proceeding, the Bankruptcy Court entered an order that places certain limitations on trading in Grace common stock or options convertible into Grace common stock. Pursuant to these limitations, Grace intends to object to any purchase of Grace common stock or options that would potentially contribute to an ownership change. In addition, under the Joint Plan, Grace's Board of Directors would be given the authority under certain circumstances, post emergence, to impose restrictions on certain stock transfers to further protect future tax deductions. However, Grace can provide no assurance that these limitations will prevent an ownership change or that its ability to utilize future tax deductions will not be significantly limited as a result of any change in control.

        As part of Grace's evaluation and planning for the funding requirements of its plan of reorganization, Grace implemented a repatriation plan during 2007 resulting in payments of cash and promissory notes to the U.S. totaling $442.2 million from non-U.S. subsidiaries. Grace carries a deferred tax liability of $9.9 million related to the expected tax cost of future repatriations of earnings. Grace has not provided for U.S. federal, state and foreign deferred income taxes on approximately $770 million of undistributed earnings of foreign subsidiaries. Based upon Grace's current outlook and assumptions with respect to the amount of bankruptcy claims and foreign liquidity needs, Grace expects that these earnings will be retained indefinitely by such subsidiaries as they have been or will be reinvested locally. However, Grace will continue to monitor this position in light of the assumptions mentioned above.

Notes to Consolidated Financial Statements (Continued)

4. Income Taxes (Continued)

        The difference between the benefit from (provision for) income taxes at the federal income tax rate of 35% and Grace's overall income tax provision is summarized as follows:

Income Tax Benefit (Provision) Analysis

	2008	2007	2006
	(In millions)
Tax provision at federal corporate rate	$(44.0)	$(30.8)	$(3.9)
Change in provision resulting from:
Nontaxable income/non-deductible expenses	(3.9)	(2.4)	(1.9)
State and local income taxes, net of federal income tax benefit	(0.7)	(0.7)	(6.1)
Federal and foreign taxes on foreign operations	12.2	5.0	(3.2)
Change in APB 23 reserve	—	44.8	(42.0)
Change in valuation allowance on deferred tax assets	14.5	—	60.1
Chapter 11 expenses (non-deductible)	(4.5)	(11.4)	(16.9)
Tax and interest relating to tax deductibility of interest on life insurance policy loans	(0.4)	(20.1)	1.4
Impact of rate changes on deferred tax balances	—	3.4	—
Net benefit recognized upon disposition of investment	11.9	—	—
Adjustments to tax and interest contingencies	10.6	13.3	9.7

Income tax benefit from (provision for) continuing operations	$(4.3)	$1.1	$(2.8)

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which Grace adopted effective January 1, 2007. Under FIN 48, Grace may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

        The effect of the implementation of FIN 48 was to reduce Grace's accumulated deficit as of January 1, 2007 by $2.2 million. This amount primarily reflected recognition of U.S. federal tax benefits relating to certain expenses incurred in defense of creditor claims and various alternative minimum tax benefits arising from prior year audits, offset by certain increases to reserves on foreign income and undistributed foreign earnings.

Notes to Consolidated Financial Statements (Continued)

4. Income Taxes (Continued)

        The amount of unrecognized tax benefits, reflected in the Balance Sheet, excluding interest and penalties, at December 31, 2008 was $134.6 million and at December 31, 2007 was $123.0 million. A rollforward of the unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2008 and 2007 follows:

Rollforward of Uncertain Tax Positions

Unrecognized Tax Benefits
(In millions)
Balance as of January 1, 2007	$154.9
Additions for current year tax positions	4.3
Additions for prior year tax positions	10.5
Reductions for prior year tax positions	(11.2)
Settlements	(35.5)
Reductions for expirations of statute of limitations	—

Balance as of December 31, 2007	$123.0
Additions for current year tax positions	2.9
Additions for prior year tax positions	18.6
Reductions for prior year tax positions	(0.8)
Settlements	(2.7)
Reductions for expirations of statute of limitations	(6.4)

Balance as of December 31, 2008	$134.6

        Of the total amount of unrecognized benefits of $134.6 million, the amount that if recognized would affect the effective tax rate is equal to $118.8 million. This is due to the fact that $15.8 million of AMTC carryforwards recorded as deferred tax assets will not be available if Grace is successful in resolving certain issues.

        Grace accrues potential interest and any associated penalties related to uncertain tax positions in "benefit from (provision for) income taxes" in the Consolidated Statements of Operations. The balances of Unrecognized Tax Benefits reflected above do not include accrued interest and penalties. The total amount of interest and penalties accrued on uncertain tax positions in the Balance Sheet as of December 31, 2008 was $78.4 million (53.4 million net of applicable tax benefits) and as of December 31, 2007 was $81.2 million ($54.9 million net of applicable tax benefits). The total amount of interest and penalties recognized in the Statement of Operations in 2008 was $11.4 million ($8.2 million net of applicable tax benefits) and in 2007 was $12.0 million ($9.6 million net of applicable tax benefits).

        Grace files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. In many cases, Grace's uncertain tax positions are related to tax years that

Notes to Consolidated Financial Statements (Continued)

4. Income Taxes (Continued)

remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by major jurisdiction:

Tax Jurisdiction	Examination in Progress	Examination Not Yet Initiated
United States(1)(2)	1994-2004	2005-2008
Germany(1)	2002-2005	2006-2008
United Kingdom	None	2001-2008
Singapore	None	2001-2008
France	None	2007-2008
Canada	None	2002-2008

    (1)
    Includes federal as well as state, provincial or local jurisdictions, as applicable.

    (2)
    In the U.S., the IRS is currently examining tax years 2002-2004. Tax years 1997-2001 have been examined and partially resolved and there are still pending issues in appeals or pending legal proceedings as described below.

        Based upon the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, Grace believes there may be a material change to Grace's aggregate recorded liabilities for uncertain tax positions in the next twelve months with respect to the following matters:

  1.
  With respect to the IRS examination of the 1997-2001 tax years, Grace has received revised examination reports from the IRS, which include the review of losses carried back to 1988-1989 (collectively, the "Examination Reports") asserting, in the aggregate, approximately $32.5 million of net additional tax plus accrued interest. The most significant issue addressed in the Examination Reports concerns the carryback of a specified liability loss from the 1998 tax period to the 1989 taxable year. The Tax Court has granted the parties' Joint Motions for Continuance and negotiations are ongoing.

  2.
  In 1998 Grace reorganized the structure of its ownership of certain non-U.S. subsidiaries. The principal purpose of the reorganization was to facilitate Grace's ability to efficiently deploy its financial resources outside of the U.S.. Grace claimed certain tax benefits as a result of the restructuring. Based on recent developments involving other tax payers, it is reasonably possible that the taxing authorities in certain jurisdictions could challenge the benefits claimed in relation to the subsequent operation of the subsidiaries. It is not reasonably possible to predict whether any taxing authority will assert any tax liability or to reasonably estimate the possible loss or range of loss with respect to such asserted tax liability. Grace would vigorously challenge any such assertion. If Grace were not to prevail in final, non-appealable determinations the impact could be material.

        The following matters were settled during 2008 and the effects recorded on the liability for uncertain tax positions:

  1.
  On June 16, 2008, Grace filed a motion with the Bankruptcy Court seeking authorization to settle a federal income tax controversy relating to $7 million of research and experimentation expenditures ("R&E Settlement") claimed for the taxable years ending December 31, 1993 through December 31, 1996. The Bankruptcy Court entered an order

Notes to Consolidated Financial Statements (Continued)

4. Income Taxes (Continued)

    on July 21, 2008 approving the R&E Settlement, which resulted in a refund in the amount of approximately $6.3 million plus interest.

  2.
  On February 25, 2008, the U.S. Bankruptcy Court issued an order authorizing Grace to enter into a settlement agreement with the IRS under which Grace was allowed a capital loss of $32.2 million on the disposal of shares of an affiliated entity in lieu of the $128.6 million originally claimed on its 1999 tax return. The settlement resulted in the recognition of $11.3 million in tax benefits in December 2007. The settlement agreement was executed on March 12, 2008.

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

        In June 2007, Grace, through its Advanced Refining Technologies, LLC ("ART") joint venture with Chevron Products Company, completed the purchase of twelve million shares of the Kuwaiti Catalyst Company ("KCC"), which resulted in an approximate 18% ownership of the outstanding common stock of KCC. ART acquired the interest in KCC for the equivalent of $6.3 million, paid in cash, and has accounted for the investment under the equity method.

6. Other (Income) Expense, net

        Components of other (income) expense, net are as follows:

Other (Income) Expense, net

	2008	2007	2006
	(In millions)
Income from insurance settlements with insolvent insurance companies	$(0.1)	$(1.0)	$(12.5)
COLI income, net	(3.0)	(5.4)	(4.1)
Interest income	(3.8)	(7.6)	(7.0)
Net gain on sales of investments and disposals of assets	(14.1)	(1.9)	(0.6)
Currency translation—intercompany loans	6.9	(10.5)	(23.1)
Value of currency contracts	(10.7)	8.2	21.5
Other currency transaction effects	5.1	2.8	3.3
Other miscellaneous income	(12.3)	(17.7)	(11.8)

Total other (income) expense, net	$(32.0)	$(33.1)	$(34.3)

7. Fair Value Measurements

        Certain of Grace's assets and liabilities are reported at fair value. SFAS No. 157 defines fair value as the value that would be received at the measurement date in the principal or "most advantageous" market. Grace utilizes principal market data, whenever available, to value assets and

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements (Continued)

liabilities at fair value that are required to be reported at fair value. SFAS No. 157 prescribes three valuation techniques that shall be used to measure fair value as follows:

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

        Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by SFAS No. 157:

Investment Securities

        Investment securities consist of direct or indirect investments in debt securities. Prior to the fourth quarter of 2007, Grace's investment in the Columbia Strategic Cash Portfolio Fund (the "Columbia Fund") was classified in cash and cash equivalents, as redemptions were available in cash. In December 2007, the Columbia Fund began an orderly liquidation that its principals expect will continue through 2009 and restricted redemptions to in-kind distribution of portfolio securities. In the year ended December 31, 2008, $70.7 million of Grace's account balance was distributed to Grace in cash. Grace has elected to maintain its investment in the Columbia Fund pending the orderly liquidation of the portfolio and to value its account based on the value of the underlying securities as determined by the fund principals. Grace has determined the value of the fund using a market approach, which consists of matrix pricing techniques based on widely available market data and comparables as provided by the fund principals. Grace's investment in the Columbia Fund was valued at $21.6 million and $98.3 million at December 31, 2008 and 2007, respectively.

        Grace recorded a decrease in fair value of its Columbia Fund account of $6.0 million for the year ended December 31, 2008 due to unfavorable conditions in the credit markets. The decrease in fair value is recorded as an offset to interest income earned by Grace on its balance in the Columbia Fund which is netted against Chapter 11 expenses in the Consolidated Statements of Operations.

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements (Continued)

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

        As part of its risk management program, Grace enters into foreign currency exchange rate forward and/or option contracts to mitigate the effects of exchange rate fluctuations. Grace also utilizes foreign currency forward exchange rate and/or option contracts from time to time to hedge the value of its net investment in certain foreign entities. The valuation of Grace's foreign currency exchange rate forward contracts was determined using both a market approach and an income approach. Inputs used to value foreign currency exchange rate forward contracts consist of: (1) spot rates, which are quoted by various financial institutions; (2) forward points, which are primarily affected by changes in interest rates on Euro and U.S. dollar deposits; and (3) discount rates used to present value future cash flows, which are based on the London Interbank Offered Rate (LIBOR) curve.

        The following table presents the fair value hierarchy for non-financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements at December 31, 2008 Using
Items Measured at Fair Value on a Recurring Basis	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets
Available-for-sale securities	$21.6	$—	$21.6	$—
Currency derivatives	21.0	—	21.0	—

Total Assets	$42.6	$—	$42.6	$—

Liabilities
Currency derivatives	$3.7	$—	$3.7	$—
Commodity derivatives	10.8	—	10.8	—

Total Liabilities	$14.5	$—	$14.5	$—

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2007 Using
Items Measured at Fair Value on a Recurring Basis	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets
Available-for-sale securities	$98.3	$—	$98.3	$—
Currency derivatives	2.5	—	2.5	—

Total Assets	$100.8	$—	$100.8	$—

Liabilities
Currency derivatives	$13.6	$—	$13.6	$—
Commodity derivatives	1.0	—	1.0	—

Total Liabilities	$14.6	$—	$14.6	$—

8. Goodwill and Other Intangible Assets

        For the purpose of measuring impairment under the provisions of SFAS No. 142, Grace has identified its reporting units as the product groups at one level below its operating segments. Grace has evaluated its goodwill annually as of November 30 with no impairment charge required in any of the periods presented.

        The carrying amount of goodwill attributable to each operating segment and the changes in those balances during the year ended December 31, 2008 are as follows:

	Grace Davison	Grace Construction Products	Total Grace
	(In millions)
Balance as of December 31, 2007	$55.7	$66.6	$122.3
Goodwill acquired during the year	0.6	—	0.6
Foreign currency translation	(1.9)	(3.9)	(5.8)

Balance as of December 31, 2008	$54.4	$62.7	$117.1

        Grace's net book value of other intangible assets at December 31, 2008 and December 31, 2007 was $72.5 million and $82.2 million, respectively, detailed as follows:

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization
	(In millions)
Technology	$44.5	$21.4
Patents	1.2	0.3
Customer lists	53.6	22.7
Other	29.1	11.5

Total	$128.4	$55.9

Notes to Consolidated Financial Statements (Continued)

8. Goodwill and Other Intangible Assets (Continued)

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization
	(In millions)
Technology	$45.3	$19.3
Patents	1.2	0.2
Customer lists	56.1	21.6
Other	31.1	10.4

Total	$133.7	$51.5

        At December 31, 2008, estimated future annual amortization expenses for intangible assets are:

Estimated Amortization Expense

(In millions)
2009	$10.5
2010	10.1
2011	9.9
2012	9.0
2013	8.4

9. Comprehensive Income (Loss)

        The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the years ended December 31, 2008, 2007, and 2006:

Year Ended December 31, 2008	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
	(In millions)
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(6.3)	$2.2	$(4.1)
Amortization of net deferred actuarial loss included in net periodic benefit cost	27.4	(9.3)	18.1
Net deferred actuarial loss arising during period	(245.3)	86.4	(158.9)

Benefit plans, net	(224.2)	79.3	(144.9)
Foreign currency translation adjustments	(58.7)	—	(58.7)
Gain (loss) from hedging activities	(10.1)	3.5	(6.6)

Other comprehensive income (loss)	$(293.0)	$82.8	$(210.2)

Notes to Consolidated Financial Statements (Continued)

9. Comprehensive Income (Loss) (Continued)

Year Ended December 31, 2007	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
	(In millions)
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(6.5)	$2.3	$(4.2)
Amortization of net deferred actuarial loss included in net periodic benefit cost	28.4	(9.7)	18.7
Net deferred actuarial loss arising during period	(29.1)	9.9	(19.2)

Benefit plans, net	(7.2)	2.5	(4.7)
Foreign currency translation adjustments	43.7	0.9	44.6
Gain (loss) from hedging activities	0.9	(0.1)	0.8

Other comprehensive income (loss)	$37.4	$3.3	$40.7

Year Ended December 31, 2006	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
	(In millions)
Minimum pension liability adjustments	$107.5	$(37.6)	$69.9
Foreign currency translation adjustments	36.8	—	36.8
Gain (loss) from hedging activities	(1.9)	0.6	(1.3)

Other comprehensive income (loss)	$142.4	$(37.0)	$105.4

Components of Accumulated Other Comprehensive Income (Loss)	December 31, 2008	December 31, 2007	December 31, 2006
	(In millions)
Defined benefit pension and other postretirement plans:
Net prior service credit (net of tax)	$0.8	$4.9	$9.1
Net deferred actuarial loss (net of tax)	(545.5)	(404.7)	(404.2)

Benefit plans, net	(544.7)	(399.8)	(395.1)
Foreign currency translation	(8.5)	50.2	5.6
Hedging activities, net of tax	(7.1)	(0.5)	(1.3)

Accumulated other comprehensive income (loss)	$(560.3)	$(350.1)	$(390.8)

        Accumulated other comprehensive income (loss) related to the defined benefit pension and other postretirement plans at December 31, 2008 and 2007, respectively, represents the accumulation of net actuarial losses of $545.5 million and $404.7 million as well as net prior service credits of $0.8 million and $4.9 million. These amounts are net of tax and are amortized as a component of net periodic benefit cost. For the twelve months ended December 31, 2008 and 2007, the pre-tax benefit recognized related to prior service credits was $6.3 million and $6.5 million, respectively, and the pre-tax expense recognized for amortization of accumulated actuarial losses was $27.4 million and $28.4 million, respectively. In addition, $245.3 million and $29.1 million of pre-tax comprehensive loss was recognized for changes in funded status during the twelve months ended December 31, 2008 and 2007, respectively.

        Grace is a global enterprise operating in over 40 countries with local currency generally deemed to be the functional currency for accounting purposes. The foreign currency translation amount represents the adjustments necessary to translate the balance sheets valued in local currencies to

Notes to Consolidated Financial Statements (Continued)

9. Comprehensive Income (Loss) (Continued)

the U.S. dollar as of the end of each period presented, and to translate revenues and expenses at average exchange rates for each period presented.

        See Note 7 for a discussion of hedging activities.

10. Inventories

        Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
	(In millions)
Raw materials	$63.6	$76.3
In process	42.1	44.7
Finished products	212.1	203.7
General merchandise	37.0	38.2

	$354.8	$362.9

        In the third quarter of 2008, Grace changed its method of accounting for U.S. inventories from LIFO to FIFO (see Note 1 for further discussion). The accounting change has resulted in retrospectively restated prior period consolidated statements of operations and balance sheet measures as follows:

	Three Months Ended December 31, 2007 (Unaudited)
Consolidated Statement of Operations	As Restated	As Originally Reported	$ Change	% Change
	(In millions, except per share data)
Cost of goods sold	$563.2	$559.2	$4.0	0.7%

Income before income taxes and minority interest	5.1	9.2	(4.1)	(44.6)%
Benefit from (provision for) income taxes	37.8	37.4	0.4	1.1%
Minority interest in consolidated entities	(5.7)	(8.3)	2.6	(31.3)%

Net income	$37.2	$38.3	$(1.1)	(2.9)%

Diluted earnings per share	$0.52	$0.53	$(0.01)	(1.9)%

	Year Ended December 31, 2007
Consolidated Statement of Operations	As Restated	As Originally Reported	$ Change	% Change
	(In millions, except per share data)
Cost of goods sold	$2,127.9	$2,147.4	$(19.5)	(0.9)%

Income before income taxes and minority interest	112.2	92.6	19.6	21.2%
Benefit from (provision for) income taxes	1.1	5.8	(4.7)	(81.0)%
Minority interest in consolidated entities	(24.5)	(18.1)	(6.4)	35.4%

Net income	$88.8	$80.3	$8.5	10.6%

Diluted earnings per share	$1.24	$1.12	$0.12	10.7%

        In the above tables, the $0.1 million difference between the change in cost of goods sold and the change in income before income taxes and minority interest as originally reported and as

Notes to Consolidated Financial Statements (Continued)

10. Inventories (Continued)

restated for the three months and year ended December 31, 2007 relates to rounding adjustments to other financial statement line items.

	Year Ended December 31, 2006
Consolidated Statement of Operations	As Restated	As Originally Reported	$ Change	% Change
	(In millions, except per share data)
Cost of goods sold	$1,946.8	$1,923.8	$23.0	1.2%

Income before income taxes and minority interest	37.8	60.8	(23.0)	(37.8)%
Benefit from (provision for) income taxes	(2.8)	(8.1)	5.3	(65.4)%
Minority interests in consolidated entities	(26.4)	(34.4)	8.0	(23.3)%

Net income	$8.6	$18.3	$(9.7)	(53.0)%

Diluted earnings per share	$0.13	$0.27	$(0.14)	(51.9)%

	As of December 31, 2007
Consolidated Balance Sheet	As Restated	As Originally Reported	$ Change	% Change
	(In millions)
Inventories	$362.9	$303.5	$59.4	19.6%
Deferred income taxes	747.5	767.5	(20.0)	(2.6)%
Total assets	3,908.4	3,869.0	39.4	1.0%
Minority interests in consolidated entities	73.2	70.8	2.4	3.4%
Total liabilities	4,258.0	4,255.6	2.4	0.1%
Accumulated deficit	(368.1)	(405.1)	37.0	9.1%
Total shareholders' deficit	(349.6)	(386.6)	37.0	9.6%

        The cumulative effect of the change from LIFO to FIFO was to reduce Grace's accumulated deficit by $37.0 million, $28.5 million and $38.2 million as of January 1, 2008; January 1, 2007; and January 1, 2006; respectively. If Grace had not elected to change the accounting method for U.S. inventories from LIFO to FIFO, net income for the three months and year ended December 31, 2008 would have been $53.5 million ($0.74 per diluted share) (unaudited) and $115.0 million ($1.59 per diluted share), respectively.

Notes to Consolidated Financial Statements (Continued)

11. Other Balance Sheet Accounts

	December 31, 2008	December 31, 2007
	(In millions)
Other Assets
Deferred charges	$33.5	$38.4
Cash value of life insurance policies, net of policy loans	4.2	3.9
Long-term receivables, less allowances of $0.0 (2007—$0.0)	0.9	1.3
Patents, licenses and other intangible assets, net	72.5	82.2
Fair value of foreign exchange rate forward contracts	21.0	2.5
Investments in unconsolidated affiliates and other	17.2	12.2

	$149.3	$140.5

Other Current Liabilities
Accrued compensation	$88.1	$97.2
Customer volume rebates	37.7	44.1
Accrued commissions	13.0	11.6
Accrued reorganization expenses	23.9	27.5
Income tax payable	15.9	30.4
Deferred tax liability	7.9	8.8
Fair value of foreign exchange rate forward contracts	3.7	13.6
Other accrued liabilities	101.3	91.9

	$291.5	$325.1

        Accrued compensation in the table above includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

12. Properties and Equipment

	2008	2007
	(In millions)
Land	$21.5	$23.0
Buildings	460.8	460.7
Information technology and equipment	131.0	144.9
Machinery, equipment and other	1,577.9	1,571.0
Projects under construction	64.7	51.5

Properties and equipment, gross	2,255.9	2,251.1
Accumulated depreciation and amortization	(1,545.3)	(1,545.0)

Properties and equipment, net	$710.6	$706.1

        Capitalized interest costs amounted to $0.3 million in 2008 and $2.0 million in 2007. Depreciation and lease amortization expense relating to properties and equipment amounted to $109.0 million in 2008, $104.4 million in 2007, and $104.2 million in 2006. Grace's rental expense for operating leases amounted to $23.8 million in 2008, $20.8 million in 2007, and $18.6 million in 2006.

Notes to Consolidated Financial Statements (Continued)

12. Properties and Equipment (Continued)

        At December 31, 2008, minimum future non-cancelable payments for operating leases were:

Minimum Future Payments Under Operating Leases

(In millions)
2009	$21.5
2010	16.0
2011	11.0
2012	5.5
2013	3.6
Thereafter	7.3

Total minimum lease payments	$64.9

        The above minimum non-cancelable lease payments are net of anticipated sublease income of $1.5 million in 2009, $0.7 million in 2010, $0.3 million in 2011, $0.2 million in 2012, and $0.2 million in 2013.

13. Life Insurance

        Grace is the beneficiary of corporate-owned life insurance ("COLI") policies on certain current and former employees with net cash surrender values of $71.4 million and $81.0 million at December 31, 2008 and 2007, respectively. The following tables summarize activity in these policies for 2008, 2007 and 2006, and the components of net cash value at December 31, 2008 and 2007:

Life Insurance—Activity Summary

	2008	2007	2006
	(In millions)
Earnings on policy assets	$4.3	$6.2	$5.6
Interest on policy loans	(1.3)	(0.9)	(1.5)
Premiums	0.3	1.7	2.3
Proceeds from policy loans	(56.0)	—	—
Policy loan repayments	56.0	0.1	0.1
Proceeds from termination of life insurance policies	(12.7)	(14.8)	(0.3)
Net investing activity	(0.2)	(0.5)	(1.8)

Change in net cash value	$(9.6)	$(8.2)	$4.4

Tax-free proceeds received	$0.2	$0.3	$2.3

Notes to Consolidated Financial Statements (Continued)

13. Life Insurance (Continued)

Components of Net Cash Value

	December 31,
	2008	2007
	(In millions)
Gross cash value	$77.5	$85.8
Principal—policy loans	(5.0)	(4.7)
Accrued interest—policy loans	(1.1)	(0.1)

Total net cash value	$71.4	$81.0
Less: current portion	(67.2)	(77.1)

Net cash value—long-term	$4.2	$3.9

Insurance benefits in force	$120.7	$141.1

        Grace's financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

        In August and December 2008, Grace received proceeds of $40.0 million and $16.0 million, respectively, through a loan against the cash value of its life insurance policies. In December 2008, Grace made loan repayments of $56.0 million. In June and November 2008, Grace surrendered and terminated life insurance policies and received approximately $8.1 million and $4.6 million, respectively, of net cash value from the terminations. As a result of the terminations, gross cash value of the policies was reduced by approximately $12.7 million. Grace's insurance benefits in force was reduced by approximately $23.5 million.

14. Debt

Components of Debt

	2008	2007
	(In millions)
Debt payable within one year(1)	$11.2	$4.7

Debt payable after one year
DIP facility(2)	$—	$—
Other long-term borrowings	0.6	0.3

	$0.6	$0.3

Debt Subject to Compromise
Bank borrowings(3)	$500.0	$500.0
Accrued interest on bank borrowings	323.5	283.0
Drawn letters of credit(4)	25.6	23.6
Accrued interest on drawn letters of credit	4.4	3.3

	$853.5	$809.9

Full-year weighted average interest rates on total debt	5.2%	8.1%

    (1)
    Represents borrowings under various lines of credit and other miscellaneous borrowings, primarily by non-U.S. subsidiaries.

Notes to Consolidated Financial Statements (Continued)

14. Debt (Continued)

    (2)
    The Debtors have entered into a debtor-in-possession post-petition loan and security agreement, or DIP facility, with a syndicate of lenders that, as amended effective April 1, 2008, provides for up to $165 million of revolving loans and face amount of letters of credit. The DIP facility is secured by a priority lien on substantially all assets of the Debtors with the exclusion of the capital stock of non-U.S. subsidiaries, and bears interest based on LIBOR. The term of the DIP facility ends on the earlier of April 1, 2010 or the Debtors' emergence from Chapter 11. The DIP facility permits the increase of commitments of existing lenders and/or commitments by new lenders up to an aggregate maximum of $250 million. As of December 31, 2008 and 2007, the Debtors had no outstanding borrowings under the DIP facility. However, $64.1 million and $56.3 million of standby letters of credit were issued and outstanding under the facility as of December 31, 2008 and 2007, respectively, which were issued mainly for trade-related matters such as performance bonds, as well as certain insurance and environmental matters. The outstanding amount of standby letters of credit, as well as other holdback provisions issued under the DIP facility reduces the borrowing availability to $100.9 million at December 31, 2008. Under the DIP facility, the Debtors are required to maintain $50 million of liquidity, in a combination of cash, cash equivalents and the net cash value of life insurance policies.

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

    (4)
    Amounts drawn on letters of credit pursuant to settled but unpaid claims.

15. Financial Instruments and Risk

        Debt and Interest Rate Swap Agreements—Grace was not a party to any debt or interest rate swaps at December 31, 2008 and December 31, 2007.

        Commodity Risk—Certain raw materials and energy sources are subject to price fluctuation. Grace hedges against volatility in certain raw material and energy purchases using financial instruments as appropriate. Grace also enters into long term supply agreements and/or forward commitments to secure materials at stable prices and in quantities fully expected to be used in production. During 2008 and 2007, Grace entered into fixed-price swaps with financial institutions, forward contracts with natural gas suppliers, and options agreements with natural gas suppliers to manage the cost of a portion of quantities required for use at certain production plants.

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

Notes to Consolidated Financial Statements (Continued)

15. Financial Instruments and Risk (Continued)

        In 2004, Grace purchased forward contracts to minimize currency risk related to euro denominated intercompany loans due to a U.S. subsidiary of Grace. In 2008, the intercompany loans were repaid and the forward foreign currency contracts were settled. In November 2007, Grace purchased additional forward foreign currency contracts to mitigate the effect of foreign currency translation with respect to new intercompany loans between its principal U.S. subsidiary and a German subsidiary.

        Fair Value of Debt and Other Financial Instruments—At December 31, 2008, the fair value of Grace's debt payable within one year not subject to compromise approximated the recorded value of $11.2 million. Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. At December 31, 2008, the recorded values of other financial instruments such as cash equivalents, short-term investments, trade receivables and payables and short-term debt approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments. At December 31, 2008, the carrying value of Grace's bank debt subject to compromise plus interest was $823.5 million. The estimated fair value of the bank debt is lower than the carrying value; however, because such debt is subject to compromise in Grace's Chapter 11 proceeding, neither carrying values nor market values may reflect ultimate liquidation value.

        Credit Risk—Trade receivables potentially subject Grace to credit risk. Concentrations of credit to customers in the petroleum refining and construction industries represent the greatest exposure. Grace's credit evaluation policies, relatively short collection terms and history of minimal credit losses mitigate credit risk exposures. Grace does not generally require collateral for its trade accounts receivable, but may require a bank letter of credit in certain instances, particularly when selling to customers in cash restricted countries.

16. Commitments and Contingent Liabilities

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

        At December 31, 2008, Grace's estimated liability for environmental investigative and remediation costs totaled $152.2 million, as compared with $394.7 million at December 31, 2007. The amount is based on funding and/or remediation agreements in place, including the Multi-Site Agreement described below, and Grace's best estimate of its cost for sites not subject to a formal

Notes to Consolidated Financial Statements (Continued)

16. Commitments and Contingent Liabilities (Continued)

remediation plan. Grace's estimated environmental liabilities are included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets.

        Grace recorded pre-tax charges of $14.6 million and $17.0 million for environmental matters in 2008 and 2007, respectively. Of the pre-tax charges, $5.0 million and $14.4 million, respectively, were in connection with cost recovery obligations arising out of a lawsuit brought by the U.S. Government (see below). The remainder of the pre-tax charges were attributable to the ongoing review of environmental liabilities.

        Net cash expenditures charged against previously established reserves for the years ended December 31, 2008, 2007, and 2006 were $256.9 million, $9.5 million, and $10.9 million, respectively. Cash expenditures in 2008 included a payment of $252 million related to the settlement of the cost recovery claim with respect to Libby, Montana.

Multi-Site Settlement

        The U.S. Environmental Protection Agency ("EPA") has filed proofs of claim with respect to potential contamination at 38 sites, including vermiculite related claims and non-vermiculite related claims. In June 2008, Grace entered into a multi-site settlement agreement (the "Multi-Site Agreement") with the U.S. Government, on behalf of EPA and other federal agencies. Under the Multi-Site Agreement, Grace has agreed to pay approximately $44 million to the U.S. Government and other parties in settlement of 35 of these outstanding claims and the U.S. Government has agreed not to take action against Grace under the Comprehensive Environmental Response, Compensation, and Liability Act with respect to these sites. Grace intends to separately fund or carry out remediation at two of the remaining sites. With respect to the third remaining site, Libby, Montana, EPA's claims, excluding claims in respect of the Grace-owned Libby vermiculite mine, are resolved by the EPA Cost Recovery Agreement described below. Grace is working in cooperation with EPA to investigate the Libby vermiculite mine.

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

        In June 2008, the Bankruptcy Court approved an agreement (the "EPA Cost Recovery Agreement"), between Grace and the U.S. Department of Justice to settle the EPA's cost recovery claims for all past and future remediation costs with respect to Grace's former Libby operations, except for those relating to the Grace-owned Libby vermiculite mine, for a payment by Grace of $250 million (which amount includes the $54.5 million referenced above). In addition, EPA has agreed to take no action against Grace with respect to the Libby Asbestos Superfund Site. During 2008, Grace paid $250 million plus accrued interest of approximately $2 million in satisfaction of its obligations under the EPA Cost Recovery Agreement.

Notes to Consolidated Financial Statements (Continued)

16. Commitments and Contingent Liabilities (Continued)

        Grace's total estimated liability for asbestos remediation related to its former vermiculite operations in Libby, including the cost of remediation at vermiculite processing sites outside of Libby, at December 31, 2008 and 2007 was $48.4 million and $296.9 million, respectively, excluding interest. The estimated obligation as of each date does not include the cost to remediate the Grace-owned Libby vermiculite mine, which is not currently estimable.

        Montana Criminal Proceeding—In February, 2005, the United States Department of Justice announced the unsealing of a grand jury indictment against Grace and seven former senior level employees (one of whom is now deceased) (United States of America v. W. R. Grace & Co. et al) relating to Grace's former vermiculite mining and processing activities in Libby, Montana. The indictment accuses the defendants of (1) conspiracy to violate environmental laws and obstruct federal agency proceedings; (2) violations of the federal Clean Air Act; and (3) obstruction of justice.

        Grace purchased the Libby mine in 1963 and operated it until 1990; vermiculite processing activities continued until 1992. The grand jury charges that the conspiracy took place from 1976 to 2002. According to the U.S. Department of Justice, Grace could be subject to fines in an amount equal to twice the after-tax profit earned from its Libby operations or twice the alleged loss suffered by victims, plus additional amounts for restitution to victims. The indictment alleges that such after-tax profits were $140 million. Grace has categorically denied any criminal wrongdoing and intends to vigorously defend itself at trial. The trial began February 19, 2009 and is expected to last three to four months. Pursuant to instructions issued by the U.S. District Court for the District of Montana, Grace is prohibited from making any public comments about the proceeding.

        The U.S. Bankruptcy Court previously granted Grace's request to advance legal and defense costs to the employees involved in this case, subject to a reimbursement obligation if it is later determined that the employees did not meet the standards for indemnification set forth under the appropriate state corporate law. For the years ended December 31, 2008, 2007, and 2006, total expense for Grace and the employees was $29.7 million, $19.0 million, and $52.7 million, respectively, which amounts are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Cumulative expenses to address this matter were $121.4 million through December 31, 2008.

        Grace is unable to assess whether the indictment, or any conviction resulting therefrom, will have a material adverse effect on the results of operations or financial condition of Grace or affect Grace's bankruptcy proceedings. Grace expects legal fees for this matter to be in the range of $19 million to $21 million per quarter from January 2009 through the end of the trial. Grace intends to expense such costs as they are incurred.

        New Jersey Claims—In 2005, the New Jersey Department of Environmental Protection ("NJDEP") filed a lawsuit against Grace and two former employees, which was removed at Grace's request to the U.S. District Court for the District of New Jersey (N.J. Dept. of Environmental Protection v. W.R. Grace & Co. et al.), seeking civil penalties for alleged misrepresentations and false statements made in a Preliminary Assessment/Site Investigation Report and Negative Declarations submitted by Grace to the NJDEP in 1995 pursuant to the New Jersey Industrial Site Recovery Act. Grace submitted the report, which was prepared by an independent environmental consultant, in connection with the closing of Grace's former vermiculite expansion plant in Hamilton Township, New Jersey. In 2005, the Bankruptcy Court stayed this lawsuit. In April 2008, the Bankruptcy Court issued an opinion stating that the action filed by New Jersey was in violation of the automatic stay and enjoined further pursuit of all claims in the lawsuit and New Jersey appealed this

Notes to Consolidated Financial Statements (Continued)

16. Commitments and Contingent Liabilities (Continued)

order to the U.S. Court of Appeals for the Third Circuit. In December 2008, the New Jersey District Court ordered this lawsuit stayed and administratively terminated. To the extent this lawsuit proceeds against the two former Grace employees, Grace may have an indemnification obligation.

        In April 2007, New Jersey filed a motion for leave to file a late proof of claim in the amount of $31 million with respect to substantially the same claims set forth in the lawsuit described in the preceding paragraph. In August 2007, the Bankruptcy Court denied this motion and the Delaware District Court affirmed this ruling on appeal in March 2008. In April 2008, New Jersey appealed this ruling to the Third Circuit.

Non-Vermiculite Related Matters

        At December 31, 2008 and 2007, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $103.8 million and $97.8 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon an evaluation of claims for which sufficient information was available and the liabilities settled pursuant to the multi-site settlement agreement described above. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.

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

  •
  Contracts entered into with third party consultants, independent contractors, and other service providers in which Grace has agreed to indemnify such parties against certain liabilities. Based on historical experience and the likelihood that such parties will make a claim against Grace, Grace believes that such indemnification obligations are immaterial.

  •
  Contracts entered into with customers in which Grace has agreed to indemnify such parties against damages caused by our personnel or our products or resulting from our violation of applicable laws.

Notes to Consolidated Financial Statements (Continued)

16. Commitments and Contingent Liabilities (Continued)

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

        Financial Assurances—Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At December 31, 2008, Grace had gross financial assurances issued and outstanding of $271.5 million, comprised of $141.7 million of surety bonds issued by various insurance companies, and $129.8 million of standby letters of credit and other financial assurances issued by various banks. As discussed in Note 14, $64.1 million of these financial assurances have been issued under the DIP facility.

        In connection with a 1994 divestment, Grace obtained a letter of credit in the maximum amount of $25.0 million to secure scheduled payments on bonds issued to fund the transaction. This letter of credit was terminated as of December 31, 2008 due to the sale of Grace's interest in the investment.

        Accounting for Contingencies—Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. generally accepted accounting principles. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at December 31, 2008.

17. Shareholders' Equity (Deficit)

        Under its Certificate of Incorporation, the Company is authorized to issue 300,000,000 shares of common stock, $0.01 par value. Of the common stock unissued at December 31, 2008, 3,193,646 shares were reserved for issuance pursuant to stock options and other stock incentives. As of December 31, 2008 and 2007, 529,617 and 2,712,879 stock options were exercised for aggregate proceeds of $9.6 million and $40.1 million, respectively.

Notes to Consolidated Financial Statements (Continued)

18. Earnings Per Share

        The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

Earnings Per Share	2008	2007	2006
	(In millions, except per share amounts)
Numerators
Net income	$121.5	$88.8	$8.6

Denominators
Weighted average common shares—basic calculation	72.0	70.1	67.9
Dilutive effect of employee stock options	0.5	1.5	0.4

Weighted average common shares—diluted calculation	72.5	71.6	68.3

Basic earnings per share	$1.69	$1.27	$0.13

Diluted earnings per share	$1.68	$1.24	$0.13

        Stock options that could potentially dilute basic earnings per share (that were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares) averaged approximately 0.2 million in 2008. The average market price of Grace's common stock exceeded the exercise price of all outstanding stock options as of December 31, 2007. Therefore, there were no antidilutive options outstanding for 2007. Stock options that could potentially dilute basic earnings per share (that were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares) averaged approximately 5.3 million in 2006.

19. Stock Incentive Plans

        Each stock option granted under the Company's stock incentive plans has an exercise price equal to the fair market value of the Company's common stock on the date of grant. Options become exercisable at the time or times determined by the Compensation Committee of the Company's Board of Directors and may have terms of up to ten years and one month.

        The following table sets forth information relating to such options during 2008, 2007, and 2006:

Stock Option Activity	Number Of Shares	Average Exercise Price
Balance at January 1, 2006	7,093,646	$13.42
Options exercised	(1,992,826)	12.10
Options terminated or cancelled	(503,939)	11.73

Balance at December 31, 2006	4,596,881	$14.18
Options exercised	(2,712,879)	14.79
Options terminated or cancelled	(15,039)	10.70

Balance at December 31, 2007	1,868,963	$13.33
Options exercised	(529,617)	18.20
Options terminated or cancelled	(134,600)	17.20
Options granted	1,988,900	19.71

Balance at December 31, 2008	3,193,646	$16.33

Notes to Consolidated Financial Statements (Continued)

19. Stock Incentive Plans (Continued)

        Currently outstanding options expire on various dates through September 2013. At December 31, 2008, 2,804,657 shares were available for additional stock option or restricted stock grants. The following is a summary of stock options outstanding and exercisable at December 31, 2008:

Stock Options Outstanding and Exercisable

Exercise Price Range	Number Outstanding and Exercisable	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$ 1 - $ 8	330,906	3.00	$2.80
$ 8 - $13	208,590	1.00	12.81
$13 - $18	665,250	1.80	14.08
$19.71(1)	1,988,900	2.00	19.71

	3,193,646	2.00	16.33

    (1)
    These options were granted on September 11, 2008 and are not exercisable as of December 31, 2008.

Options Granted—2008

        On September 11, 2008, W.R. Grace granted approximately 2 million nonstatutory stock options (under the W. R. Grace & Co. 2000 Stock Incentive Plan ("the Plan")). These grants are a component of the 2008-2010 long term incentive plan. These are the first of such options granted since 2001 and since the adoption of SFAS 123R.

        For the year ended December 31, 2008, we recognized non-cash stock-based compensation expense of approximately $1.6 million, which is included in selling, general and administrative expense. We value options using the Black-Scholes option-pricing model which was developed for use in estimating the fair value of traded options. The risk-free rate is based on the U.S. Treasury yield curve published as of the grant date, with maturities approximating the expected term of the options. The expected term of the options was estimated using the simplified method as allowed by Staff Accounting Bulletin No. 110, whereby the average between the vesting period and contractual term is utilized. We believe this is an appropriate method because of the lack of historical option activity, as we believe our actual stock volatility in the last several years may not be representative of expected future volatility. Since we have been in bankruptcy, the expected volatility was estimated using both actual stock volatility and the volatility of an industry peer group. The following summarizes the assumptions used for estimating the fair value of stock options granted during 2008.

December 31, 2008
Expected Volatility	32.5% - 34.8%
Weighted Average Expected Volatility	33.7%
Expected Term	3.23 years - 3.73 years
Risk-Free Rate	2.63%
Dividend Yield	0%

Notes to Consolidated Financial Statements (Continued)

20. Pension Plans and Other Postretirement Benefits Plans

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension plans and other postretirement benefit plans as an asset or liability in its statement of financial position, and requires recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of net periodic benefit cost. Grace adopted the provisions of SFAS No. 158 as of December 31, 2006.

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

        At the December 31, 2008 measurement date for Grace's defined benefit pension plans, the projected benefit obligation ("PBO") was approximately $1,380 million as measured under U.S. generally accepted accounting principles compared with $1,449 million as of December 31, 2007. The PBO basis reflects the present value (using a 6.25% discount rate for U.S. plans and a 6.24% weighted average discount rate for non-U.S. plans as of December 31, 2008) of vested and non-vested benefits earned from employee service to date, based upon current services and estimated future pay increases for active employees.

        Beginning in 2007, on a quarterly basis, Grace analyzes pension assets and pension liabilities along with the resulting funded status and updates its estimate of these measures. Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes.

        At December 31, 2008, Grace's recorded pension liability for underfunded and unfunded plans was $641.9 million ($392.3 million included in "underfunded defined benefit pension plans", $136.7 million included in "unfunded pay-as-you-go defined benefit pension plans", $12.3 million included in "other current liabilities", and $100.6 million related to noncurrent supplemental pension benefits, included in "liabilities subject to compromise"). The recorded liability reflects 1) the shortfall between dedicated assets and the PBO of underfunded plans ($392.3 million); and 2) the PBO of unfunded pay-as-you-go plans ($249.6 million).

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

Notes to Consolidated Financial Statements (Continued)

20. Pension Plans and Other Postretirement Benefits Plans (Continued)

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

        For 2008 measurement purposes, per capita costs, before retiree contributions, were assumed to initially increase at a rate of 8.5%. The rate is assumed to decrease gradually to 5% through 2014 and remain at that level thereafter. A one percentage point increase or decrease in assumed health care medical cost trend rates would not materially change Grace's postretirement benefit obligations (impact of less than $1 million) and would have a negligible impact on the aggregate of the service and interest cost components of net periodic benefit cost.

Notes to Consolidated Financial Statements (Continued)

20. Pension Plans and Other Postretirement Benefits Plans (Continued)

        Analysis of Plan Accounting and Funded Status—The following table summarizes the changes in benefit obligations and fair values of retirement plan assets during 2008 and 2007:

	Defined Benefit Pension Plans						Other Post- Retirement Plans
	U.S.		Non-U.S.		Total
Change in Financial Status of Retirement Plans	2008	2007	2008	2007	2008	2007	2008	2007
	(In millions)
Change in Projected Benefit Obligation (PBO)
Benefit obligation at beginning of year	$1,032.6	$1,044.1	$416.4	$388.9	$1,449.0	$1,433.0	$84.0	$72.7
Service cost	16.3	15.7	8.4	8.1	24.7	23.8	0.3	0.3
Interest cost	62.1	58.0	22.8	20.9	84.9	78.9	4.9	4.6
Plan participants' contributions	—	—	0.7	0.8	0.7	0.8	—	—
Curtailments/settlements recognized	—	—	(2.6)	(0.1)	(2.6)	(0.1)	—	—
Actuarial (gain) loss	0.2	2.7	(29.1)	(5.3)	(28.9)	(2.6)	(9.4)	11.4
Medicare subsidy receipts	—	—	—	—	—	—	0.5	4.8
Benefits paid	(64.3)	(87.9)	(20.3)	(20.4)	(84.6)	(108.3)	(7.1)	(9.8)
Currency exchange translation adjustments	—	—	(63.4)	23.5	(63.4)	23.5	—	—

Benefit obligation at end of year	$1,046.9	$1,032.6	$332.9	$416.4	$1,379.8	$1,449.0	$73.2	$84.0

Change in Plan Assets
Fair value of plan assets at beginning of year	$773.7	$737.2	$314.4	$283.5	$1,088.1	$1,020.7	$—	$—
Actual return on plan assets	(203.1)	43.3	(3.1)	15.4	(206.2)	58.7	—	—
Employer contributions	54.2	81.1	13.5	24.6	67.7	105.7	6.6	5.0
Plan participants' contributions	—	—	0.7	0.8	0.7	0.8	—	—
Settlements recognized	—	—	(2.6)	—	(2.6)	—	—	—
Medicare subsidy receipts	—	—	—	—	—	—	0.5	4.8
Benefits paid	(64.3)	(87.9)	(20.3)	(20.4)	(84.6)	(108.3)	(7.1)	(9.8)
Currency exchange translation adjustments	—	—	(76.6)	10.5	(76.6)	10.5	—	—

Fair value of plan assets at end of year	$560.5	$773.7	$226.0	$314.4	$786.5	$1,088.1	$—	$—

Funded status at end of year (PBO basis)	$(486.4)	$(258.9)	$(106.9)	$(102.0)	$(593.3)	$(360.9)	$(73.2)	$(84.0)

Amounts recognized in the Consolidated Balance Sheet consist of:
Noncurrent assets	$0.2	$1.5	$48.4	$52.6	$48.6	$54.1	$—	$—
Current liabilities	(5.4)	(5.3)	(6.9)	(7.2)	(12.3)	(12.5)	(4.1)	(6.8)
Noncurrent liabilities	(481.2)	(255.1)	(148.4)	(147.4)	(629.6)	(402.5)	(69.1)	(77.2)

Net amount recognized	$(486.4)	$(258.9)	$(106.9)	$(102.0)	$(593.3)	$(360.9)	$(73.2)	$(84.0)

Amounts recognized in Accumulated Other Comprehensive (Income) Loss consist of:
Accumulated actuarial loss	$743.0	$497.6	$80.7	$97.0	$823.7	$594.6	$15.8	$27.0
Prior service cost (credit)	6.5	8.0	0.3	1.0	6.8	9.0	(8.1)	(16.7)

Net amount recognized	$749.5	$505.6	$81.0	$98.0	$830.5	$603.6	$7.7	$10.3

Weighted Average Assumptions Used to Determine Benefit Obligations as of December 31
Discount rate	6.25%	6.25%	6.24%	5.81%	NM	NM	6.25%	6.25%
Rate of compensation increase	4.50%	4.50%	3.53%	3.55%	NM	NM	NM	NM
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost (Income) for Years Ended December 31
Discount rate	6.25%	5.75%	5.81%	5.31%	NM	NM	6.25%	5.75%
Expected return on plan assets	8.00%	8.00%	6.43%	7.19%	NM	NM	NM	NM
Rate of compensation increase	4.50%	4.25%	3.55%	3.42%	NM	NM	NM	NM

NM—Not meaningful

Notes to Consolidated Financial Statements (Continued)

20. Pension Plans and Other Postretirement Benefits Plans (Continued)

	2008			2007			2006
Components of Net Periodic Benefit Cost (Income) and Other Amounts Recognized in Other Comprehensive (Income) Loss	U.S.	Non- U.S.	Other	U.S.	Non- U.S.	Other	U.S.	Non- U.S.	Other
	(In millions)
Net Periodic Benefit Cost (Income)
Service cost	$16.3	$8.4	$0.3	$15.7	$8.1	$0.3	$16.3	$8.4	$0.4
Interest cost	62.1	22.8	4.9	58.0	20.9	4.5	58.2	17.8	4.0
Expected return on plan assets	(62.0)	(18.8)	—	(58.4)	(21.6)	—	(53.2)	(18.1)	—
Amortization of prior service cost (credit)	1.5	0.7	(8.5)	2.4	0.7	(10.0)	2.5	0.7	(10.5)
Amortization of net deferred actuarial loss	19.9	4.9	1.7	21.1	5.3	1.9	23.0	8.1	0.4
Net curtailment and settlement loss	—	1.0	—	0.4	—	—	—	—	—

Net periodic benefit cost (income)	$37.8	$19.0	$(1.6)	$39.2	$13.4	$(3.3)	$46.8	$16.9	$(5.7)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
Net deferred actuarial (gain) loss	$265.3	$(10.6)	$(9.4)	$17.8	$—	$11.3	N/A	N/A	N/A
Amortization of prior service cost (credit)	(1.5)	(0.7)	8.5	(2.8)	(0.7)	10.0	N/A	N/A	N/A
Amortization of net deferred actuarial loss	(19.9)	(5.8)	(1.7)	(21.1)	(5.4)	(1.9)	N/A	N/A	N/A

Total recognized in other comprehensive (income) loss	243.9	(17.1)	(2.6)	(6.1)	(6.1)	19.4	N/A	N/A	N/A

Total recognized in net periodic benefit cost (income) and other comprehensive (income) loss	$281.7	$1.9	$(4.2)	$33.1	$7.3	$16.1	N/A	N/A	N/A

        The estimated net deferred actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost (income) over the next fiscal year are $39.7 million and $1.4 million, respectively. The estimated net deferred actuarial loss and prior service credit for the other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost (income) over the next fiscal year are $1.1 million and $(4.1) million, respectively.

Notes to Consolidated Financial Statements (Continued)

20. Pension Plans and Other Postretirement Benefits Plans (Continued)

	Fully-Funded U.S.(1) Qualified Pension Plans			Underfunded U.S.(1) Qualified Pension Plans			Unfunded Pay-As-You-Go(2) U.S. Nonqualified Plans
Funded Status of U.S. Pension Plans	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(In millions)
Projected benefit obligation	$0.3	$6.8	$7.4	$940.6	$925.0	$941.1	$106.0	$100.8	$95.6
Fair value of plan assets	0.5	8.3	10.1	560.0	765.4	727.1	—	—	—

Funded status (PBO basis)	$0.2	$1.5	$2.7	$(380.6)	$(159.6)	$(214.0)	$(106.0)	$(100.8)	$(95.6)

Benefits paid	$—	$(0.3)	$(0.3)	$(59.2)	$(82.5)	$(87.2)	$(5.1)	$(5.1)	$(5.1)
Discount rate	6.25%	6.25%	5.75%	6.25%	6.25%	5.75%	6.25%	6.25%	5.75%

	Fully-Funded Non-U.S.(1) Pension Plans			Underfunded Non-U.S.(1) Pension Plans			Unfunded Pay-As-You-Go(2) Non-U.S. Pension Plans
Funded Status of Non-U.S. Pension Plans	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(In millions)
Projected benefit obligation	$169.1	$248.0	$236.4	$20.2	$23.3	$20.3	$143.6	$145.1	$132.2
Fair value of plan assets	217.5	300.6	272.1	8.5	13.8	11.4	—	—	—

Funded status (PBO basis)	$48.4	$52.6	$35.7	$(11.7)	$(9.5)	$(8.9)	$(143.6)	$(145.1)	$(132.2)

Benefits paid	$(10.7)	$(11.2)	$(10.1)	$(2.3)	$(2.8)	$(0.8)	$(7.3)	$(6.4)	$(5.3)
Weighted average discount rate	6.58%	5.77%	5.30%	6.92%	8.16%	7.46%	5.74%	5.49%	4.99%

(1)
Plans intended to be advance-funded.

(2)
Plans intended to be pay-as-you-go.

        The accumulated benefit obligation for all defined benefit pension plans was approximately $1,311 million and $1,379 million as of December 31, 2008 and 2007, respectively.

	U.S.		Non-U.S.		Total
Pension Plans with Underfunded or Unfunded Accumulated Benefit Obligation	2008	2007	2008	2007	2008	2007
	(In millions)
Projected benefit obligation	$1,046.6	$1,025.8	$159.8	$163.8	$1,206.4	$1,189.6
Accumulated benefit obligation	1,008.5	992.6	143.8	147.6	1,152.3	1,140.2
Fair value of plan assets	$560.0	$765.4	$4.8	$9.4	$564.8	$774.8

Notes to Consolidated Financial Statements (Continued)

20. Pension Plans and Other Postretirement Benefits Plans (Continued)

	Pension Plans			Other Postretirement Plans
	U.S.(3)		Non-U.S.(4)
						Total Payments Net of Subsidy
Estimated Expected Future Benefit Payments Reflecting Future Service and Medicare Subsidy Receipts for the Fiscal Year(s) Ending	Benefit Payments		Benefit Payments	Benefit Payments	Medicare Subsidy Receipts
	(In millions)
2006 (actual)	$92.6		$16.2	$13.9	$—	$122.7
2007 (actual)	87.9		20.4	9.8	(4.8)	113.3
2008 (actual)	64.3		20.3	7.1	(0.5)	91.2

2009	66.2	(5)	17.0	7.9	(3.8)	87.3
2010	72.3		18.0	7.8	(0.7)	97.4
2011	73.2		18.3	7.7	(0.1)	99.1
2012	77.8		19.5	7.5	(0.1)	104.7
2013	79.1		20.9	7.3	(0.1)	107.2
2014—2018	$415.7		$116.4	$33.2	$(0.2)	$565.1

(3)
Effective January 1, 2008 lump sum distributions from certain U.S. qualified pension plans were restricted based on the provisions of the Pension Protection Act of 2006 (the "Act"). During the period the plan is less than 100% funded after that date, the Act prohibits the distribution of lump sums to retiring participants while the Company remains under Chapter 11 of the U.S. Bankruptcy Code. The plan will be permitted to resume distributing lump sums to retiring participants under the Act at the date (1) the plan becomes 100% funded or (2) the Company is no longer in Chapter 11 and the plan is at least 80% funded, whichever is earlier.

(4)
Non-U.S. estimated benefit payments for 2009 and future periods have been translated at the applicable December 31, 2008 exchange rates.

(5)
Excludes $19 million of estimated future benefit payments from nonqualified plans that are restricted by the Bankruptcy Court.

        Discount Rate Assumption—The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 6.25% as of December 31, 2008 was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan.

        As of December 31, 2008 and 2007, the United Kingdom pension plan and German pension plans combined represented approximately 85% and 86%, respectively, of the benefit obligation of the non-U.S. pension plans. The assumed discount rates as of December 31, 2008 for the United Kingdom (6.50%) and Germany (5.75%) were selected by Grace, in consultation with its independent actuaries, based on yield curves constructed from a portfolio of Sterling and Euro denominated high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plans. The assumed discount rates for the remaining non-U.S. pension plans were determined based on the nature of the liabilities, local economic environments and available bond indices.

Notes to Consolidated Financial Statements (Continued)

20. Pension Plans and Other Postretirement Benefits Plans (Continued)

        Investment Guidelines for Advance-Funded Pension Plans—The target allocation of investment assets for 2009, the actual allocation at December 31, 2008 and 2007, and the expected long-term rate of return by asset category for Grace's U.S. qualified pension plans are as follows:

	Target Allocation	Percentage of Plan Assets December 31,		Weighted- Average Expected Long-Term Rate of Return
U.S. Qualified Pension Plans Asset Category	2009	2008	2007	2008
U.S. equity securities	45%	43%	45%	4.46
Non-U.S. equity securities	15%	15%	16%	0.76
Short-term debt securities	10%	13%	11%	0.60
Intermediate-term debt securities	30%	29%	28%	2.18

Total	100%	100%	100%	8.00

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

        For 2008, the expected long-term rate of return on assets for the U.S. qualified pension plans was 8%. Average annual returns over one, two, three, five, ten and fifteen-year periods were (25.9%), (11.2%), (4.0%), 0.7%, 2.0%, and 4.9%, respectively. Significant negative returns across broad asset class categories in 2008 caused negative returns in periods less than three years.

        The expected return on plan assets for the U.S. qualified pension plans is a conservative rate based on a comparison to historical actual returns and benchmark data. Grace looks at the trailing 20-year and 25-year returns on the plan portfolio under the current target equity to fixed income allocation of 60%/40% to determine a weighted-average rate of return based on historical data.

Notes to Consolidated Financial Statements (Continued)

20. Pension Plans and Other Postretirement Benefits Plans (Continued)

These results are then compared with historical returns of balanced fund indices, as provided by our independent actuaries.

        The balanced fund indices are composites of the S&P 500 and the Barclays Capital Gov't/Credit indices. Grace then evaluates the estimated rates and selects a rate that it believes to be reasonable and conservative, and submits that rate for review by our independent actuaries for reasonableness.

        Non-U.S. pension plans accounted for approximately 29% of total global pension assets at December 31, 2008 and 2007. Each of these plans, where applicable, follows local requirements and regulations. Some of the local requirements include the establishment of a local pension committee, a formal statement of investment policy and procedures, and routine valuations by plan actuaries.

        The target allocation of investment assets for non-U.S. pension plans varies depending on the investment goals of the individual plans. The plan assets of the United Kingdom pension plan represent approximately 83% and 82% of the total non-U.S. pension plan assets at December 31, 2008 and 2007, respectively. In determining the expected rate of return for the UK plan, the trustees' strategic investment policy has been considered together with long-term historical returns and investment community forecasts for each asset class. The expected return by sector has been combined with the actual asset allocation to determine the 2008 expected long-term return assumption of 6%.

        The target allocation of investment assets for 2009, the actual allocation at December 31, 2008 and 2007, and the expected long-term rate of return by asset category for Grace's United Kingdom pension plan are as follows:

	Target Allocation	Percentage of Plan Assets December 31,		Weighted- Average Expected Long-Term Rate of Return
United Kingdom Pension Plans Asset Category	2009	2008	2007	2008
Equity securities	8%	8%	17%	1.49
U.K. gilts	19%	19%	20%	0.86
U.K. corporate bonds	63%	63%	63%	3.65
Cash/other	10%	10%	0%	0.00

Total	100%	100%	100%	6.00

        The plan assets of the Canadian pension plans represent approximately 6% and 7% of the total non-U.S. pension plan assets at December 31, 2008 and 2007, respectively. The target allocation of

Notes to Consolidated Financial Statements (Continued)

20. Pension Plans and Other Postretirement Benefits Plans (Continued)

investment assets for 2009, the actual allocation at December 31, 2008 and 2007, and the expected long-term rate of return by asset category for Grace's Canadian pension plans are as follows:

	Target Allocation	Percentage of Plan Assets December 31,		Weighted- Average Expected Long-Term Rate of Return
Canadian Pension Plans Asset Category	2009	2008	2007	2008
Equity securities	55%	55%	53%	5.20
Bonds	45%	45%	47%	2.80

Total	100%	100%	100%	8.00

        The plan assets of the other country plans represent approximately 11% in the aggregate (with no country representing more than 3% individually) of total non-U.S. pension plan assets at December 31, 2008 and 2007.

        Plan Contributions and Funding—Subject to any required approval of the Bankruptcy Court, Grace intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under U.S. generally accepted accounting principles. On June 18, 2008, Grace obtained Bankruptcy Court approval to fund minimum required payments of approximately $24 million for the period from July 2008 through January 2009. In that regard, Grace contributed approximately $11 million in September 2008, approximately $6 million in October 2008, and approximately $7 million in January 2009 to the trusts that hold assets of the U.S. qualified pension plans. While Grace intends to continue to fund all minimum required payments under the U.S. qualified pension plans, there can be no assurance that the Bankruptcy Court will continue to approve these payments. Based on the U.S. qualified pension plans' status as of December 31, 2008, Grace's ERISA funding obligations for 2009 would be approximately $39 million.

        Contributions to non-U.S. pension plans are not subject to Bankruptcy Court approval and Grace intends to fund such plans based on applicable legal requirements and actuarial and trustee recommendations. Grace expects to contribute approximately $12 million to its non-U.S. pension plans and approximately $8 million (excluding any Medicare subsidy receipts) to its other postretirement plans in 2009.

        Grace plans to pay benefits as they become due under virtually all pay-as-you-go plans and to maintain compliance with federal funding laws for its U.S. qualified pension plans.

21. Operating Segment Information

        Grace is a global producer of specialty chemicals and materials. It generates revenues from two operating segments: Grace Davison, which includes specialty catalysts and specialty materials used in a wide range of refining, consumer industrial, packaging and life sciences applications; and Grace Construction Products, which includes specialty construction chemicals and specialty building materials used in commercial, infrastructure, and residential construction. Intersegment sales, eliminated in consolidation, are not material.

Notes to Consolidated Financial Statements (Continued)

21. Operating Segment Information (Continued)

        The table below presents information related to Grace's operating segments for the years ended December 31, 2008, 2007, and 2006. Only those corporate expenses directly related to the operating segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

Operating Segment Data

	2008	2007	2006
	(In millions)
Net Sales
Grace Davison	$2,168.6	$2,009.2	$1,797.3
Grace Construction Products	1,148.4	1,106.0	1,029.2

Total	$3,317.0	$3,115.2	$2,826.5

Pre-tax Operating Income
Grace Davison	$255.7	$251.2	$194.2
Grace Construction Products	140.9	149.3	138.6
Corporate	(96.9)	(103.3)	(107.4)

Total	$299.7	$297.2	$225.4

Depreciation and Amortization
Grace Davison	$81.0	$79.6	$81.7
Grace Construction Products	35.7	31.6	30.6
Corporate	2.0	2.2	1.2

Total	$118.7	$113.4	$113.5

Capital Expenditures
Grace Davison	$88.8	$87.0	$69.6
Grace Construction Products	35.8	38.2	40.0
Corporate	7.6	11.7	9.6

Total	$132.2	$136.9	$119.2

Total Assets
Grace Davison	$1,208.9	$1,232.8	$1,102.7
Grace Construction Products	543.6	573.8	531.1
Corporate	2,123.0	2,101.8	2,028.1

Total	$3,875.5	$3,908.4	$3,661.9

        Corporate costs include expenses of corporate headquarters functions incurred in support of core operations, such as corporate finance, legal services, human resources management, communications and regulatory affairs. Corporate costs also include certain pension and postretirement benefits, including the amortization of deferred costs that are considered a core operating expense but not allocated to operating segments. Corporate assets include cash and cash equivalents, investment securities, cash value of life insurance policies, net of policy loans, deferred income taxes and asbestos insurance receivable.

Notes to Consolidated Financial Statements (Continued)

21. Operating Segment Information (Continued)

        The following table presents information related to the geographic areas in which Grace operated in 2008, 2007 and 2006. Sales are attributed to geographic areas based on customer location.

Geographic Area Data

	2008	2007	2006
	(In millions)
Net Sales
United States	$1,078.2	$1,020.7	$1,032.3
Canada and Puerto Rico	101.5	94.2	126.5

Total North America	1,179.7	1,114.9	1,158.8

Europe Africa	1,320.1	1,295.7	1,071.0
Asia Pacific	582.9	502.5	443.2
Latin America	234.3	202.1	153.5

Total	$3,317.0	$3,115.2	$2,826.5

Properties and Equipment, net
United States	$420.8	$408.8	$400.2
Canada and Puerto Rico	16.4	20.8	18.7

Total North America	437.2	429.6	418.9

Europe Africa	213.3	212.8	186.7
Asia Pacific	46.4	47.0	44.1
Latin America	13.7	16.7	14.8

Total	$710.6	$706.1	$664.5

Goodwill and Other Assets
United States	$140.3	$126.1	$133.2
Canada and Puerto Rico	8.9	8.7	10.3

Total North America	149.2	134.8	143.5

Europe Africa	132.7	141.8	117.3
Asia Pacific	14.2	17.5	10.2
Latin America	14.8	18.9	15.4

Total	$310.9	$313.0	$286.4

        Cash value of life insurance policies, net of policy loans and asbestos-related insurance are held entirely in the U.S.

        The pre-tax operating income for Grace's operating segments for the years ended December 31, 2008, 2007 and 2006 is reconciled below to income before income taxes and minority interest presented in the accompanying Consolidated Statements of Operations.

Notes to Consolidated Financial Statements (Continued)

21. Operating Segment Information (Continued)

Reconciliation of Operating Segment Data to Financial Statements

	2008	2007	2006
	(In millions)
Pre-tax operating income—core operations	$299.7	$297.2	$225.4
Minority interests in consolidated entities	15.4	24.5	26.4
Chapter 11 expenses, net of interest income	(65.8)	(86.4)	(49.9)
Net gain (loss) on sales of investments and disposals of assets	14.1	1.9	0.6
Provision for environmental remediation	(14.6)	(17.0)	(30.0)
Interest expense and related financing costs	(54.2)	(72.1)	(73.2)
Other, net	(53.4)	(35.9)	(61.5)

Income before income taxes and minority interest	$141.2	$112.2	$37.8

22. Minority Interests in Consolidated Entities

        Within both Grace Davison and Grace Construction Products, Grace conducts certain business activities in various countries through joint ventures with unaffiliated third parties, the financial results of which are included in Grace's consolidated financial statements. Minority interest primarily pertains to Grace's ART joint venture with Chevron Products Company for the development and sale of hydroprocessing catalysts to the petroleum refining industry. Grace has a 55% economic interest in this joint venture. The following table presents summary financial statistics for Grace's combined businesses subject to profit sharing:

	Year Ended December 31,
	2008	2007	2006
	(In millions)
Sales	$460.5	$434.7	$397.9
Income before taxes	36.7	55.9	61.4
Net income	34.2	48.7	66.4
Minority interests in net income	15.4	24.5	26.4
Cash	78.1	57.0	65.5
Other current assets	153.3	162.4	127.9
Total assets	252.8	236.6	206.7
Total liabilities	84.1	74.5	66.9
Shareholders' equity	168.7	162.1	139.8
Minority interests in shareholders' equity	73.1	73.2	61.0

Notes to Consolidated Financial Statements (Continued)

23. Quarterly Summary and Statistical Information (Unaudited)

Quarterly Summary and Statistical Information (Unaudited)

	March 31	June 30	September 30	December 31
	(In millions, except per share)
2008(3)
Net sales	$759.2	$900.0	$889.4	$768.4
Cost of goods sold	519.8	624.0	633.4	561.5
Net income	17.7	32.1	28.3	43.4
Net income per share:(1)
Basic earnings per share:
Net income	$0.24	$0.45	$0.39	$0.60
Diluted earnings per share:
Net income	0.24	0.44	0.39	0.60
Market price of common stock:(2)
High	$25.10	$27.79	$26.75	$14.33
Low	16.50	23.44	13.75	3.01
Close	22.82	23.49	15.12	5.97

	March 31	June 30	September 30	December 31
2007(4)
Net sales	$715.6	$812.8	$783.1	$803.7
Cost of goods sold	486.5	545.6	532.6	563.2
Net income	9.5	23.0	19.1	37.2
Net income per share:(1)
Basic earnings per share:
Net income	$0.14	$0.33	$0.27	$0.53
Diluted earnings per share:
Net income	0.13	0.32	0.27	0.52
Market price of common stock:(2)
High	$26.83	$29.92	$27.08	$30.65
Low	19.82	24.46	18.86	22.99
Close	26.42	24.49	26.86	26.18

(1)
Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.

(2)
Principal market: New York Stock Exchange.

(3)
In 2008 Grace changed its method of accounting for inventories from LIFO to FIFO. The effects of this change are as follows:

  At June 30, 2008 and March 31, 2008, cost of goods sold changed by $(11.3) million and $(7.4) million, respectively. Net income changed by $7.1 million and $4.1 million, respectively. Diluted earnings per share changed by $0.10 and $0.05, respectively. Data as of December 31, 2008 and September 30, 2008 are originally reported under FIFO.

(4)
In 2008 Grace changed its method of accounting for inventories from LIFO to FIFO. The effects of this change are as follows:

  At December 31, 2007; September 30, 2007; June 30, 2007; and March 31, 2007; cost of goods sold changed by $4.0 million, $(5.0) million, $(7.3) million and $(11.2) million, respectively. Net income changed by $(1.1) million, $2.4 million, $2.5 million and $4.7 million, respectively. Diluted earnings per share changed by $(0.01), $0.04, $0.03 and $0.06, respectively.

23. Quarterly Summary and Statistical Information (Unaudited) (Continued)

SELECTED FINANCIAL DATA(1)

	2008		2007	2006(4)	2005(4)	2004(4)
	(In millions, except per share amounts)
Statement of Operations
Net sales	$3,317.0		$3,115.2	$2,826.5	$2,569.5	$2,259.9
Income (loss) from continuing operations before income taxes and minority interest(2)	141.2		112.2	37.8	125.1	(383.7)
Minority interests in consolidated entities	(15.4)		(24.5)	(26.4)	(23.1)	(10.0)
Net income (loss)(2)	121.5		88.8	8.6	76.0	(395.7)
Financial Position
Cash and cash equivalents	$460.1		$480.5	$536.3	$474.7	$510.4
Properties and equipment, net	710.6		706.1	664.5	632.9	683.6
Total assets	3,875.5		3,908.4	3,662.0	3,580.8	3,584.3
Total liabilities	4,302.4		4,258.0	4,183.3	4,137.9	4,176.9
Liabilities subject to compromise (a subset of total liabilities)	3,112.9		3,277.5	3,221.6	3,155.1	3,207.7
Shareholders' equity (deficit)	(426.9)		(349.6)	(521.3)	(557.1)	(592.6)
Cash Flow
Operating activities	$(0.1	)(3)	$88.2	$152.7	$67.3	$325.4
Investing activities	(31.1)		(206.9)	(129.4)	(77.9)	(138.0)
Financing activities	15.7		45.7	21.9	(10.1)	(0.7)
Net cash flow	(20.4)		(55.8)	61.6	(35.7)	201.2
Data Per Common Share (Diluted)
Net income (loss)(2)	$1.68		$1.24	$0.13	$1.13	$(6.01)
Average common diluted shares outstanding (millions)	72.5		71.6	68.3	67.3	65.8
Other Statistics
Capital expenditures	$132.2		$136.9	$119.2	$94.0	$75.3
Common stock price range	$3.01-27.79		$18.86-30.65	$8.12-20.35	$6.75-13.79	$2.51-14.95
Common shareholders of record	8,801		9,153	9,522	9,883	10,275
Number of employees (approximately)	6,300		6,500	6,500	6,400	6,500

(1)
Certain prior-year amounts have been reclassified to conform to the 2008 presentation.

(2)
Amounts in 2008, 2007, 2006, and 2005 contain provisions for environmental remediation of $14.6, $17.0 million, $30.0 million, and $25.0 million, respectively. Amounts in 2004 reflect the following adjustments: a $714.8 million pre-tax charge to increase Grace's recorded asbestos-related liability to the maximum amount permitted as a condition precedent under Grace's November 2004 plan of reorganization (the "Prior Plan"); a pre-tax credit for expected insurance recovery related to asbestos liabilities of $238.2 million; a $94.1 million pre-tax charge to increase the interest to which general unsecured creditors would be entitled under the Prior Plan; a $151.7 million pre-tax credit for net income tax benefits related to the above items; and an $82.0 million tax liability on the expected taxable distributions from foreign subsidiaries to fund the Prior Plan.

(3)
The amount for 2008 reflects a payment of $252 million related to the settlement of the cost recovery claim with respect to Libby, Montana.

(4)
In 2008, Grace changed its method of accounting for inventories from LIFO to FIFO. The effects of this change are as follows:

  In 2004, loss from continuing operations, minority interest and net loss changed by $11.4 million, $(1.3) million, and $6.6 million, respectively. Total assets, total liabilities and shareholder's deficit changed by $31.2 million, $2.0 million and $29.2 million, respectively. Net loss per common share changed by $0.10.

  In 2005, income from continuing operations, minority interest and net income changed by $15.4 million, $(2.0) million, and $8.7 million, respectively. Total assets, total liabilities and shareholder's deficit changed by $42.2 million, $4.0 million and $38.2 million, respectively. Net loss per common share changed by $0.13.

  In 2006, total assets, total liabilities and shareholder's deficit changed by $24.6 million, $(3.9) million and $28.5 million, respectively.

  Reference Note 10 for the impact to the 2006 statement of operations and data per common share, and for the impact to 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Financial Summary for December 31, 2008

        Following is a summary of our financial performance for the year ended December 31, 2008 compared with the prior year.

Grace

  •
  Sales for the year ended December 31, 2008 were $3,317.0 million compared with $3,115.2 million for the prior year, a 6.5% increase (3.5% increase before the effects of currency translation). The increase was attributable to higher selling prices in response to rising raw materials costs and favorable currency translation.

  •
  Net income for 2008 was $121.5 million compared with net income in 2007 of $88.8 million. The current year and prior year periods were negatively affected by Chapter 11 expenses, litigation and other matters not related to core operations.

  •
  Pre-tax income from core operations was $299.7 million for the year ended December 31, 2008, up 0.8% from the prior year. Price increases totaled approximately $150 million in the year ended December 31, 2008, increasing sales approximately 4.8% when compared with the prior year. Inflation on raw materials (excluding metals) and energy costs totaled approximately $160 million in the year ended December 31, 2008, increasing costs approximately 15% when compared with the prior year.

Operating Segments

  •
  Sales of the Grace Davison operating segment for the year ended December 31, 2008 were $2,168.6 million, up 7.9% over the prior year. Full year pre-tax operating income was $255.7 million, a 1.8% increase over the prior year, with operating margins at 11.8%, compared with 12.5% for the prior year. Full year operating margins declined primarily due to raw materials and energy cost inflation.

  •
  Sales of the Grace Construction Products operating segment for the year ended December 31, 2008 were $1,148.4 million, up 3.8% over the prior year. Full-year pre-tax operating income was $140.9 million compared with $149.3 million for the prior year, a 5.6% decrease, reflecting weakness in the U.S. and European construction markets and raw materials cost inflation. Operating margin of 12.3% for the year ended December 31, 2008 was down 1.2 percentage points compared with the prior year.

  •
  Corporate costs related to core operations were $96.9 million for the year ended December 31, 2008, compared with $103.3 million in 2007, a decrease of 6.2%, primarily due to lower employment-related costs.

Cash Flow and Liquidity

  •
  Net cash provided by operating activities for the full year ended December 31, 2008 was $1.6 million, compared with $88.2 million for the prior year. In response to lower customer demand during the fourth quarter of 2008, production at over 50 Grace plants worldwide was stopped or slowed and raw materials purchases were significantly reduced. As a result of these actions and ongoing cash productivity initiatives, net working capital was reduced by $132 million during the fourth quarter. Net cash provided by operating activities in 2008 includes a payment of $252 million related to the previously announced settlement of certain environmental claims relating to our former vermiculite operations in Libby, Montana.

  •
  At December 31, 2008, Grace had available liquidity of approximately $715.4 million, consisting of $460.1 million in cash and cash equivalents, $21.6 million in short-term investment securities, $67.2 million in net cash value of life insurance policies, approximately $65.6 million of available credit under various non-U.S. credit facilities and approximately $100.9 million of available credit under its $165.0 million debtor-in-possession ("DIP") facility.

First Quarter Outlook

        For the first quarter of 2009, we expect pre-tax income from core operations to be negative. We expect first quarter results to be unfavorably affected by three factors as follows:

  •
  Grace Construction Products sales volumes are typically lowest in the first quarter of each year due to seasonal factors.

  •
  We expect our costs of goods sold in the first quarter to reflect the high raw materials and energy costs that we experienced in the fourth quarter of 2008. Further, we intend to further reduce our production volumes and inventory levels in the first quarter and, as a result, we will experience less favorable fixed cost absorption resulting in a lower gross profit percentage.

  •
  We expect to incur restructuring charges of approximately $20 million in the first quarter from previously announced cost reduction actions.

        We expect cash flow to be positive for the first quarter. We expect improvements in net working capital, including the reduction in inventories referenced above, and reductions in capital expenditures. In addition, we expect pre-tax income from core operations to include significant non-cash costs in the first quarter, including in cost of goods sold as discussed above and in pension expense.

Summary Description of Core Business

        We are engaged in specialty chemicals and specialty materials businesses on a worldwide basis through two operating segments. Our Grace Davison operating segment accounts for approximately 65% of our total sales. Grace Construction Products accounts for approximately 35% of total sales.

        Grace Davison includes specialty catalysts and materials used in a wide range of industrial applications that we manage through the following product groups:

  •
  Refining Technologies includes fluid catalytic cracking, or FCC, and hydroprocessing catalysts and chemical additives used by petroleum refineries;

  •
  Materials Technologies includes engineered materials, coatings and sealants used in numerous industrial, consumer and packaging applications; and

  •
  Specialty Technologies includes highly specialized catalysts and materials used in unique or proprietary applications and markets.

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

        Grace Construction Products includes specialty construction chemicals and specialty building materials used in commercial, infrastructure and residential construction that we manage by geographic region as follows:

  •
  GCP Americas includes products sold to customers in North, Central and South America;

  •
  GCP Europe includes products sold to customers in Eastern and Western Europe, the Middle East, Africa and India; and

  •
  GCP Asia includes products sold to customers in Asia (excluding India), Australia and New Zealand.

        Construction Products sales are heavily influenced by global non-residential construction activity and U.S. residential construction activity.

        For a description of our core business, see Item 1 (Business) of this Report.

Global scope

        We operate our business on a global scale with approximately 68% of our sales and over 50% of our operating properties outside the United States. We conduct business in over 40 countries and in more than 20 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations in relation to the U.S. dollar affect our reported earnings, net assets and cash flows.

Summary Financial Information and Metrics

        Set forth below are our key operating statistics with dollar and percentage changes for the years ended December 31, 2008, 2007 and 2006. Please refer to this Analysis of Continuing Operations when reading Management's Discussion and Analysis of Financial Condition and Results of Operations.

        In the Analysis of Continuing Operations, as well as in the financial information presented throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, we present our financial results in the same manner as results are reviewed internally. We review our results of operations by operating segment and separate "core operations" from "noncore activities." Core operations include the financial results of Grace Davison, Grace Construction Products, and the costs of corporate activities that directly or indirectly support our business operations. In contrast, noncore activities include all other events and transactions not directly related to the generation of operating revenue or the support of our core operations and generally relate to our former operations and products. See "Pre-tax Income (Loss) from Noncore Activities" for more information about noncore activities. We use pre-tax income from core operations as the profitability factor in all significant business decisions and as a performance factor in determining certain incentive compensation.

        Pre-tax income from core operations, pre-tax loss from noncore activities, pre-tax income from core operations as a percentage of sales, and pre-tax income from core operations before depreciation and amortization do not purport to represent income or cash flow measures as defined under U.S. generally accepted accounting principles, and you should not consider them an alternative to such measures as an indicator of our performance. We provide these measures so you can distinguish the operating results of our current business base from the income and expenses of our past businesses, discontinued products, and corporate legacies, and the effect of our Chapter 11 proceedings, and to ensure that you understand the key data that management uses to evaluate our results of operations.

        Pre-tax income from core operations has material limitations as an operating performance measure because it excludes income and expenses that comprise our noncore activities, which include, among other things, provisions for asbestos-related litigation and environmental remediation, income from insurance settlements, and legal costs, which have been material components of our net income. Pre-tax income from core operations before depreciation and amortization also has material limitations as an operating performance measure since it excludes the impact of depreciation and amortization expense. Our business is substantially dependent on the successful deployment of our capital assets; therefore, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. We compensate for the limitations of these measurements by using these indicators together with net income as measured under U.S. generally accepted accounting principles to present a complete analysis of our results of operations. You should evaluate pre-tax income from core operations and pre-tax income from core operations before depreciation and amortization in conjunction with net income for a more complete analysis of our financial results.

Analysis of Continuing Operations	2008	2007	$ Change Fav (Unfav)	% Change Fav (Unfav)		2006	$ Change Fav (Unfav)	% Change Fav (Unfav)
	(In millions)
Net sales:
Grace Davison	$2,168.6	$2,009.2	$159.4	7.9%		$1,797.3	$211.9	11.8%

Refining Technologies	1,099.1	971.1	128.0	13.2%		859.1	112.0	13.0%
Materials Technologies	694.8	663.5	31.3	4.7%		592.8	70.7	11.9%
Specialty Technologies	374.7	374.6	0.1	0.0%		345.4	29.2	8.5%

Grace Construction Products	1,148.4	1,106.0	42.4	3.8%		1,029.2	76.8	7.5%

Americas	595.0	587.1	7.9	1.3%		601.4	(14.3)	(2.4)%
Europe	407.1	380.6	26.5	7.0%		309.6	71.0	22.9%
Asia	146.3	138.3	8.0	5.8%		118.2	20.1	17.0%

Total Grace net sales	$3,317.0	$3,115.2	$201.8	6.5%		$2,826.5	$288.7	10.2%

Pre-tax operating income:
Grace Davison(1)	$255.7	$251.2	$4.5	1.8%		$194.2	$57.0	29.4%
Grace Construction Products(2)	140.9	149.3	(8.4)	(5.6)%		138.6	10.7	7.7%
Corporate costs:
Support functions	(47.8)	(46.8)	(1.0)	(2.1)%		(46.3)	(0.5)	(1.1)%
Pension, performance-related compensation, and other	(49.1)	(56.5)	7.4	13.1%		(61.1)	4.6	7.5%

Total Corporate costs	(96.9)	(103.3)	6.4	6.2%		(107.4)	4.1	3.8%

Pre-tax income from core operations	299.7	297.2	2.5	0.8%		225.4	71.8	31.9%
Pre-tax income (loss) from noncore activities	(57.7)	(58.6)	0.9	1.5%		(97.7)	39.1	40.0%
Interest expense	(54.2)	(72.1)	17.9	24.8%		(73.2)	1.1	1.5%
Interest income	3.8	7.6	(3.8)	(50.0)%		6.8	0.8	11.8%

Income before Chapter 11 expenses and income taxes	191.6	174.1	17.5	10.1%		61.3	112.8	184.0%
Chapter 11 expenses, net of interest income	(65.8)	(86.4)	20.6	23.8%		(49.9)	(36.5)	(73.1)%
Benefit from (provision for) income taxes	(4.3)	1.1	(5.4)	NM		(2.8)	3.9	139.3%

Net income	$121.5	$88.8	$32.7	36.8%		$8.6	$80.2	NM

Key Financial Measures:
Pre-tax income from core operations as a percentage of sales:
Grace Davison	11.8%	12.5%	NM	(0.7	)pts	10.8%	NM	1.7	pts
Grace Construction Products	12.3%	13.5%	NM	(1.2	)pts	13.5%	NM	0.0	pts
Total Core Operations	9.0%	9.5%	NM	(0.5	)pts	8.0%	NM	1.5	pts
Total Core Operations adjusted for profit sharing of joint ventures(3)	9.5%	10.3%	NM	(0.8	)pts	8.9%	NM	1.4	pts
Pre-tax income from core operations before depreciation and amortization	$418.4	$410.6	$7.8	1.9%		$338.9	$71.7	21.2%
As a percentage of sales	12.6%	13.2%	NM	(0.6	)pts	12.0%	NM	1.2	pts
Depreciation and amortization	$118.7	$113.4	$(5.3)	(4.7)%		$113.5	$0.1	0.1%
Gross profit percentage (sales less cost of goods sold as a percent of sales)(4):
Grace Davison	27.2%	29.3%	NM	(2.1	)pts	28.5%	NM	0.8	pts
Grace Construction Products	34.5%	36.5%	NM	(2.0	)pts	36.2%	NM	0.3	pts
Total Grace	29.5%	31.7%	NM	(2.2	)pts	31.1%	NM	0.6	pts
Net Consolidated Sales by Region:
North America	$1,179.7	$1,114.9	$64.8	5.8%		$1,158.8	$(43.9)	(3.8)%
Europe Africa	1,320.1	1,295.7	24.4	1.9%		1,071.0	224.7	21.0%
Asia Pacific	582.9	502.5	80.4	16.0%		443.2	59.3	13.4%
Latin America	234.3	202.1	32.2	15.9%		153.5	48.6	31.7%

Total	$3,317.0	$3,115.2	$201.8	6.5%		$2,826.5	$288.7	10.2%

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

Grace Overview

        Following is an overview of our financial performance for the years ended December 31, 2008, 2007 and 2006.

Net Sales

Grace Net Sales
($ in millions)

        The following table identifies the year-over-year increase or decrease in sales attributable to changes in product volume, product price and/or mix, metals volumes and prices, and the impact of foreign currency translation.

	2008 as a Percentage Increase (Decrease) from 2007
Net Sales Variance Analysis	Volume	Price/Mix	Currency Translation	Metals	Total
Grace Davison	(0.6)%	5.4%	3.3%	(0.2)%	7.9%
Grace Construction Products	(1.8)%	3.4%	2.2%	N/A	3.8%
Net sales	(1.0)%	4.6%	3.0%	(0.1)%	6.5%
By Region:
North America	(1.9)%	6.6%	0.2%	0.9%	5.8%
Europe Africa	(4.4)%	2.6%	5.9%	(2.2)%	1.9%
Asia Pacific	6.9%	4.3%	1.5%	3.3%	16.0%
Latin America	5.9%	7.8%	3.2%	(1.0)%	15.9%

	2007 as a Percentage Increase (Decrease) from 2006
Net Sales Variance Analysis	Volume	Price/Mix	Currency Translation	Metals	Total
Grace Davison	2.8%	3.2%	3.7%	2.1%	11.8%
Grace Construction Products	0.8%	2.8%	3.9%	N/A	7.5%
Net sales	2.1%	3.0%	3.8%	1.3%	10.2%
By Region:
North America	(6.0)%	2.3%	0.2%	(0.3)%	(3.8)%
Europe Africa	7.1%	3.7%	8.1%	2.1%	21.0%
Asia Pacific	3.9%	2.8%	2.9%	3.8%	13.4%
Latin America	23.1%	4.2%	3.2%	1.2%	31.7%

        Pricing actions, totaling approximately $150 million for the year, were implemented during 2008 in all product groups and in all regions in response to rising raw materials costs. However, the positive impact in 2008 of increased selling prices and foreign currency translation was partially offset by lower sales volumes in both operating segments.

        Sales for both operating segments were favorably affected in 2007 by foreign currency translation and by higher selling prices in response to rising raw materials costs. Volumes were up overall in both operating segments, but sales of Grace Construction Products in North America were negatively affected by weakening demand in residential construction in the United States. Sales of Grace Davison were positively affected in 2007 by increased pricing on certain metals. Acquisitions contributed $13.1 million or 0.5 percentage points of the sales growth.

Pre-tax Income from Core Operations

Grace
Operating Income and Margin
($ in millions)

        Operating profit increased year-over-year for the three-year period ended December 31, 2008. The increase in 2008 over 2007 was primarily due to selling price increases, estimated at $150 million, and productivity improvements, which offset the unfavorable impacts of raw materials cost inflation, estimated at $160 million. Cost containment actions implemented in the operating segments and the corporate functional areas mitigated the negative effect of lower volumes on 2008 operating profit.

        The increase in operating profit in 2007 over 2006 was mainly due to increased sales volumes and selling price increases, partially offset by raw materials cost inflation.

        Lower employment-related costs had a favorable impact on corporate costs in both 2008 and 2007.

        Operating margin increased from 8.0% in 2006 to 9.5% in 2007 due primarily to higher sales volumes, improved pricing and improved productivity. Operating margin decreased to 9.0% in 2008 due primarily to lower sales volumes and increased raw materials and energy costs. Higher selling prices in 2008 largely offset the impact of these higher costs on operating income, but did not fully offset their impact on operating margin.

        As a result of unprecedented volatility in raw materials costs in 2008, we are reviewing pricing in our contracts with customers and suppliers more frequently. Also, we have accelerated programs to identify alternate suppliers and to qualify substitute raw materials where doing so will help us further mitigate high raw materials costs.

        As discussed further in the Operating Segment Overview, we have implemented cost reduction initiatives throughout our operations. We have reduced production and raw materials purchases, and continue to reduce inventory levels. In the first quarter of 2009, we announced restructuring actions to further reduce our operating costs. We expect to record charges related to these restructurings of approximately $20 million in the first quarter.

Operating Segment Overview—Grace Davison

        Following is an overview of the financial performance of Grace Davison for the three years ended December 31, 2008, 2007, and 2006.

Net Sales

Grace Davison Net Sales
($ in millions)

        Grace Davison operating segment sales are reported in the following product groups:

	2008		2007
					2006
		2008 vs. 2007		2007 vs. 2006
	Sales		Sales		Sales
	(In millions)
Refining Technologies	$1,099.1	13.2%	$971.1	13.0%	$859.1
Materials Technologies	694.8	4.7%	663.5	11.9%	592.8
Specialty Technologies	374.7	0.0%	374.6	8.5%	345.4

Total Grace Davison Revenue	$2,168.6	7.9%	$2,009.2	11.8%	$1,797.3

  •
  Refining Technologies—sales were up 13.2% and 13.0% in 2008 and 2007, respectively.

    The strong global economy over the three-year period resulted in increased demand for transportation fuels and strong volume growth in our FCC catalysts and additives. During 2006, 2007 and 2008, refinery FCC units ran at high capacity utilization rates, and new refining capacity came on line in the Middle East and Asia to meet increasing demand for transportation fuels and other refinery products. As the price of crude oil increased in this environment, refineries processed heavier, lower quality and less expensive feedstocks, which further increased demand for our catalysts and additives, especially our Midas® catalyst series. In addition, refiners' product mix shifted toward increased diesel production, which increased sales of our Midas® catalysts, as well as our hydroprocessing catalysts.

    Notwithstanding this shift in refiners' product mix, sales volumes of hydroprocessing catalysts were down in 2008 and 2007. Due to regulatory changes mandating lower sulfur content in diesel transportation fuel, 2006 was an exceptionally strong volume year for hydroprocessing catalysts.

    The global economy slowed significantly in the fourth quarter of 2008. Sales volumes for our Refining Technologies products were down in the fourth quarter of 2008 compared to the prior year quarter.

    Price increases contributed to sales growth over the three-year period. As the global economy grew in 2007 and through most of 2008, costs for the raw materials and energy used to produce our Refining Technologies products increased significantly, especially in the first two quarters of 2008. We raised our prices to offset these rising costs.

    Foreign currency translation had a favorable effect on sales in both 2008 and 2007.

  •
  Materials Technologies—sales were up 4.7% and 11.9% in 2008 and 2007, respectively.

    Sales increased in 2007 over 2006 due to growth in existing markets and expansion in emerging regions. In the housing/building industry, sales of our molecular sieve products for dual pane windows in Europe increased. Sales of our silica gel in coatings were up as homeowners invested in home renovations and new furniture. In the industrial segment, our precipitated silica sales into the tire industry were strong. Sales in the food and personal care segment grew, benefiting from population growth, especially in emerging regions, and increases in disposable income. Sales volumes for our Materials Technologies products declined in 2008, with the most pronounced decrease in the fourth quarter, when volumes were down more than 11% compared with the prior year quarter. Although consumer markets remained relatively stable, the automotive and building industries slowed significantly.

    Increased selling prices, to offset higher raw materials and energy costs, had a favorable impact on sales. In addition, we changed the mix of our sales to emphasize higher value applications. We also introduced new products such as precipitated silicas for toothpaste and tire applications, and launched new packaging products in response to regulatory changes.

    Foreign currency translation had a favorable effect on sales in both 2008 and 2007.

  •
  Specialty Technologies—sales were flat for 2008 and up 8.5% in 2007.

    Sales volume was up sequentially from 2006 through 2008 due to market growth, new product introductions, and geographic expansion. Continued strength in the polyolefin market caused sales growth for our catalysts and catalyst components for the production of resins used in high performance plastic pipes, plastic films and household containers. We introduced new products for polypropylene and specialty chemical synthesis and for processing renewable fuels. In the fourth quarter of 2008, global petrochemical prices and demand fell sharply as the global economy slowed. Polyethylene production decreased significantly in the fourth quarter of 2008, as customers reduced operating rates, and sales of our specialty technologies products decreased by over 6% compared to the prior year quarter.

    Increased selling prices, in response to rising raw materials and energy costs, and favorable foreign currency translation, contributed to sales growth over the three-year period.

Operating Income and Margin

Grace Davison
Operating Income and Margin
($ in millions)

        Pre-tax operating income increased year-over-year for the three-year period primarily due to higher selling prices, productivity, and favorable foreign currency translation, offsetting higher raw materials and energy costs. Higher sales volume contributed to the increase in operating income in 2007 over 2006, but business slowed significantly in the fourth quarter of 2008, resulting in lower volumes in 2008.

        Raw materials and energy costs increased rapidly at an accelerated rate in 2008. Price increases that we implemented in 2008 partially offset the higher raw materials and energy costs, but growth in 2008 operating income slowed considerably versus 2007, and operating margin declined.

        During 2008, we focused our productivity efforts on four areas: quality, capacity, energy, and yield. By reducing manufacturing variability we produced a more consistent and reliable product. By shifting volume to our lowest cost manufacturing locations, we reduced our per unit costs and avoided certain capital investments. We reduced energy consumption by more than 5% in 2008 through better energy recycling and recovery, and decreased usage. Our waste reduction efforts enabled our manufacturing plants to use more of the product they produce, improving our cost position in raw materials, energy use and waste disposal.

        Demand from our customers slowed sharply late in 2008. We implemented cost reduction initiatives and stopped or slowed production and raw materials purchases throughout our manufacturing operations. We reduced inventory levels in the fourth quarter of 2008, and expect to further reduce inventories in 2009. In the first quarter of 2009, we announced restructuring actions to further reduce operating costs.

        Because we reduced production and inventory levels in the fourth quarter of 2008, manufacturing costs that were or would otherwise have been capitalized in inventories were charged to cost of goods sold, unfavorably affecting gross profit and gross profit percentage. We expect gross profit and gross profit percentage will continue to be unfavorably affected in 2009 as we continue to manage down production and inventory levels.

        The cost of purchasing raw materials and energy peaked for Grace Davison in the fourth quarter of 2008. These high costs were capitalized in 2008 but will be included in cost of goods sold in

2009. We expect a significant unfavorable affect on gross profit and gross profit percentage in the first quarter of 2009.

        Although the costs of several of our raw materials declined in the fourth quarter of 2008, costs for certain raw materials, including caustic soda and some rare earths, remained high. Molybdenum is a key raw material in our hydroprocessing catalysts. Generally, we pass the cost of molybdenum through to our customers. However, during the fourth quarter of 2008, molybdenum prices decreased so rapidly and significantly that we were unable to fully pass through the actual amounts that we paid for molybdenum, primarily due to the timing of molybdenum purchases and finished product sales. These timing issues unfavorably affected our margins in the fourth quarter of 2008 and we expect this effect to continue in the first quarter of 2009.

Operating Segment Overview—Grace Construction Products

        Following is an overview of the financial performance of Grace Construction Products for the three years ended December 31, 2008, 2007, and 2006.

Net Sales

Grace Construction Products Net Sales
($ in millions)

        Grace Construction Products sales are reported by geographic regions as follows:

	2008		2007		2006
	Sales	2008 vs 2007	Sales	2007 vs. 2006	Sales
	(In millions)
GCP Americas	$595.0	1.3%	$587.1	(2.4)%	$601.4
GCP Europe Africa*	407.1	7.0%	380.6	22.9%	309.6
GCP Asia Pacific	146.3	5.8%	138.3	17.0%	118.2

Total GCP Revenue	$1,148.4	3.8%	$1,106.0	7.5%	$1,029.2

*
Includes the Middle East and India.

        The following table presents Grace Construction Products sales of similar products by end-use market.

	2008		2007		2006
	Sales	2008 vs. 2007	Sales	2007 vs. 2006	Sales
	(In millions)
Specialty Construction Chemicals*	$741.3	(0.4)%	$744.3	7.2%	$694.0
Specialty Building Materials**	407.1	12.6%	361.7	7.9%	335.2

Total GCP Revenue	$1,148.4	3.8%	$1,106.0	7.5%	$1,029.2

*
Includes concrete admixtures and cement additives.

**
Includes vermiculite products.

        Although sales volume for Grace Construction Products increased in 2007 compared to 2006, it declined in 2008 compared to 2007. A sharp North American residential construction decline began in 2007 and continued through 2008. Residential construction in Western Europe, particularly Spain, Ireland and the UK, also declined during 2008. As credit market conditions worsened in the second half of 2008, commercial construction activity in North America declined with some projects continuing, but with many delayed and numerous new projects slowed or cancelled. Commercial construction starts in Europe also slowed in the fourth quarter of 2008. In 2008, commercial and infrastructure construction continued to grow in the Middle East, Asia Pacific, and Latin America, but at a reduced pace.

        Our specialty construction chemicals, which are used in the production of cement and concrete, are generally consumed in the early stages of a construction project, when the cement is produced and when the concrete is mixed. Our specialty building materials, such as waterproofing systems, air and vapor barriers, and fire protection materials, are generally applied at later stages of a construction project. Sales of specialty construction chemicals, which are the first to show the impact of declining construction activity, were down in 2008, but the decrease was partly offset by higher sales of specialty building materials. Although sales of both specialty construction chemicals and specialty building materials were negatively affected by market conditions in 2008, the decline was softened by the strong performance of new high value-added specialty products, particularly in specialty building materials, and by increased penetration of products used in repair and renovation.

        We implemented price increases in all major geographic regions and product groups to offset raw materials and energy cost inflation. These pricing actions, coupled with favorable translation effects from sales in foreign currencies, offset the impact of lower sales volumes and caused our GCP sales growth in 2008.

Operating Income and Margin

Grace Construction Products
Operating Income and Margin
($ in millions)

        Although pre-tax operating income increased over the three year period and in 2007 compared with 2006, it declined in 2008 compared to 2007. The effects of selling price increases, along with productivity and cost containment initiatives, more than offset raw materials cost increases over the three year period. Increased sales volumes in 2007 contributed to the growth in pre-tax operating income in 2007 over the prior year. Sales volumes were down in 2008, reflecting continued weakness in U.S. construction activity and a decline in European construction. The decrease in sales volume caused both operating income and operating margin to decline in 2008.

        As demand from our customers slowed in 2008, we implemented cost reduction initiatives to improve our operating margins. We strengthened discretionary cost controls starting in the first quarter of 2008. We began reducing our workforce in the second quarter of 2008. We implemented a program to rationalize our production facilities, and we sold some redundant assets. In the fourth quarter, we significantly reduced production, purchases of raw materials, and inventories. In the first quarter of 2009, we announced restructuring actions to further reduce our operating costs.

Corporate Overview

Corporate Operating Expenses
($ in millions)

        Corporate costs include corporate functional costs (such as finance, legal services, human resources, communications and information technology), and pension costs related to both corporate employees and to the amortization related to the effects of changes in assets and liabilities for all of our pension plans. Corporate costs have decreased in each of the last two years primarily due to lower pension costs resulting from our contributions to defined benefit pension plans, lower liability insurance premiums, and lower functional costs. Pension cost reductions were $8.3 million from 2006 to 2007 and $4.1 million from 2007 to 2008.

Other Factors Affecting Core Operations

        We normally attempt to fix raw materials costs through long-term supply contracts and targeted hedging programs. Arrangements and programs can span a few months to several years. Major raw materials include natural gas, certain metals, petroleum-based materials and certain industrial chemicals. The actual cost of these raw materials can differ significantly from spot prices at any point in time. Our reported gross profit for the periods presented has been favorably impacted by certain raw materials supply arrangements and unfavorably affected by others, relative to the then-current market price. We expect that new supply agreements and hedging arrangements will result in raw materials costs that can be significantly favorable or unfavorable compared with prior periods. We attempt to mitigate price volatility through hedging techniques such as layering our required supplies under fixed delivery contracts, entering into commodity option and swap contracts with suppliers and financial institutions, and by negotiating sales contracts that permit the partial pass-through of market price increases for volatile commodity items; however, gross profit margins are still likely to be affected when compared over time.

        In the third quarter of 2008, we changed our method of accounting for the cost of our U.S inventories from the last-in/first-out method, or LIFO, to the first-in/first-out method, or FIFO. We made this change so we would have a consistent inventory costing method for both U.S. and non-U.S. inventories. We have retrospectively restated our financial statements for all periods presented to account for both U.S. and non-U.S. inventories using FIFO in compliance with Statement of Financial Accounting Standards (SFAS) 154. See Note 10 to the Consolidated Financial Statements for further discussion.

        We conduct certain business activities through joint ventures with unaffiliated third parties. Minority interest in consolidated entities decreased due to lower earnings of our joint ventures, particularly Advanced Refining Technologies, or ART, our largest joint venture. ART's year-over-year net income can change materially based on refill order patterns of customers and changes in the cost of commodity-based raw materials.

Pre-tax Loss from Noncore Activities

        Pre-tax loss from noncore activities reflects financial matters unrelated to our core operations. We expect this category of costs and income to be volatile as we address potentially material items through our Chapter 11 proceedings and the financial implications of our legal contingencies become apparent. Some noncore activities are shown as separate items on the Consolidated Statement of Operations. Those not separately listed are primarily included in selling, general and administrative expenses and in other (income) expense. The table below shows the components of noncore activities, and the captions in which each component is presented in the Consolidated Statements of Operations:

	2008	2007	2006
	(In millions)
Provision for environmental remediation—vermiculite	$(5.0)	$(14.4)	$(29.4)
Provision for environmental remediation—other sites	(9.6)	(2.6)	(0.6)

Total provision for environmental remediation	$(14.6)	$(17.0)	$(30.0)

Insurance settlements—environmental and asbestos-related	0.1	1.0	12.5
COLI income, net	3.0	5.4	4.1
Translation effects—intercompany loans	(6.9)	10.5	23.1
Value of foreign currency forward contracts	10.7	(8.2)	(21.5)
Gain on sale of real estate	5.3	—	3.9
Other	3.5	1.4	—

Total other income (expense), net	$15.7	$10.1	$22.1

Legal defense costs	(31.6)	(21.2)	(53.4)
D&O insurance cost—portion related to Chapter 11	(3.8)	(6.0)	(6.1)
Asbestos administration	(8.2)	(14.9)	(11.6)
Postretirement benefit income—divested businesses	0.4	1.9	3.5
Stock appreciation rights	—	(1.9)	(2.9)
Other	(4.4)	(2.5)	(7.9)

Total selling, general and administrative expenses	$(47.6)	$(44.6)	$(78.4)

Net pension costs—divested businesses	(11.2)	(7.1)	(11.4)

Total defined benefit pension expense	$(11.2)	$(7.1)	$(11.4)

Total pre-tax loss from noncore activities	$(57.7)	$(58.6)	$(97.7)

        In 2004, we purchased foreign currency forward contracts to minimize currency risk related to euro denominated intercompany loans due to one of our U.S. subsidiaries. In 2008, we repaid the intercompany loans and settled the foreign currency forward contracts. For the years ended December 31, 2008 and 2007, we recognized forward contract losses of $4.4 million and $10.6 million, respectively, offset by foreign currency gains on the intercompany loans of $8.0 million and $13.6 million, respectively.

        In November 2007, we purchased additional foreign currency forward contracts to mitigate the effect of foreign currency risk with respect to new intercompany loans between our principal U.S. subsidiary and a German subsidiary. For the year ended December 31, 2008, the difference in the value of the loans and the fair value of the hedge contracts resulted in a net gain of $0.9 million. The change in value of the intercompany loans and the hedge contracts is recorded as a component of other (income) expense in the Consolidated Statements of Operations.

Chapter 11 Expenses

        Although we are unable to precisely measure the impact of the Chapter 11 proceedings on our overall financial performance, we incur significant added costs that are directly attributable to operating in Chapter 11. Net Chapter 11 expenses consist primarily of legal, financial and consulting fees that we, the three creditors' committees, the equity committee and the legal representatives of future asbestos claimants incur, reduced by interest income earned on cash and cash equivalents held by our entities subject to Chapter 11. We pay for the costs of all committees and the committees' advisors. These costs fluctuate with the activity in our Chapter 11 proceedings.

        An analysis of Chapter 11 costs follows:

Chapter 11 Expenses, net	2008	2007	2006
	(In millions)
Costs related to:
Grace as debtor-in-possession	$41.1	$62.1	$39.6
General Unsecured Committee	3.9	6.0	3.8
Asbestos Property Damage Committee	1.0	3.0	3.8
Asbestos Personal Injury Committee	7.9	10.8	5.7
Future Asbestos Claims Representatives	7.9	10.7	4.6
Equity Committee	1.8	2.5	0.4

Total expenses	63.6	95.1	57.9
Interest (income) expense on filing entity cash/investment balances	2.2	(8.7)	(8.0)

Chapter 11 expenses, net	$65.8	$86.4	$49.9

        The decrease in interest income earned on filing entity cash balances is due to a $6.0 million loss related to a decrease in the value of investment securities as well as lower interest rates and lower cash balances in 2008 compared to 2007. See "Cash Resources and Available Credit Facilities" below for further discussion of Grace's investment securities.

        We incur numerous other indirect costs to manage the Chapter 11 proceedings such as: management time devoted to Chapter 11 matters; added cost of debt capital; added costs of general business insurance, including D&O liability insurance premiums; and lost business and acquisition opportunities due to the complexities and restrictions of operating under Chapter 11.

        We present the net costs of our reorganization under Chapter 11 of the U.S. Bankruptcy Code as "Chapter 11 expenses, net of interest income," a separate caption in our Consolidated Statements of Operations. We do not include Chapter 11 expenses in the measures of income from core operations or loss from noncore operations.

Interest Expense

        Interest expense decreased in 2008 as compared to 2007 and 2006. The decrease in interest expense is attributable to reductions in the prime rate and reduced interest accruals for certain pre-petition obligations, partially offset by the effects of compounding interest on certain liabilities subject to compromise over the course of the Chapter 11 proceeding. Under our proposed joint plan of reorganization, each holder of an allowed general unsecured claim would be paid in full, plus post-petition interest. Post-petition interest shall accrue through the date of payment as follows:

  •
  For the holders of pre-petition bank credit facilities, beginning January 1, 2006, we agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly and we accrue post-petition interest accordingly. The effective rates on pre-petition bank debt for the twelve months ended December 31, 2008, 2007, and 2006 were 5.1%, 8.1%, and 8.0%, respectively. The general unsecured creditors that hold pre-petition bank credit facilities have asserted that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements which, if paid, would be materially greater than that reflected above. We have asserted that such creditors are not entitled to interest at the default rate and have requested the bankruptcy court to determine the appropriate rate at which interest would be payable.

  •
  For the holders of claims who, but for our Chapter 11 filing, would be entitled under a contract or otherwise to accrue or be paid interest on such claim in a non-default (or non-overdue payment) situation under applicable non-bankruptcy law, we accrue post-petition interest at the rate provided in the contract between the Grace entity and the claimant or such rate as may otherwise apply under applicable non-bankruptcy law.

  •
  For all other holders of allowed general unsecured claims, we accrue post-petition interest at a rate of 4.19% per annum, compounded annually, unless otherwise negotiated during the claim settlement process.

        The average effective interest rates on pre-petition obligations for 2008, 2007, and 2006 were 4.7%, 6.3% and 6.7%, respectively. Such interest will not be paid until our proposed joint plan of reorganization or another plan of reorganization is confirmed and becomes effective.

Income Taxes

        Taxes on income for 2008, 2007 and 2006 were a provision of $4.3 million, a benefit of $1.1 million and a provision of $2.8 million, respectively, against pre-tax income after minority interest of $125.8 million in 2008, $87.7 million in 2007 and $11.4 million in 2006.

        Our 2008 effective tax rate is lower than the 35% U.S. statutory rate primarily due to benefits of $14.5 million for valuation allowance adjustments, $12.2 million for lower tax rates in non-U.S. jurisdictions, a net $11.9 million recognized on disposition of investments, and $10.6 million for net adjustments to the liability for uncertain tax positions, partially offset by a provision for $4.5 million for nondeductible expenses related to Chapter 11.

        Our 2007 effective tax rate is lower than the 35% U.S. statutory rate primarily due to benefits of $44.8 million for adjustments to our reserve for deferred tax expense related to undistributed foreign earnings in accordance with APB 23, $13.3 million for net adjustments to the liability for uncertain tax positions, and $5.0 million for lower tax rates in non-U.S. jurisdictions, partially offset by provisions for $20.1 million related to recording a deferred tax liability on life insurance investments and $11.4 million for nondeductible expenses related to Chapter 11.

        Our 2006 effective tax rate is lower than the 35% U.S. statutory rate primarily due to benefits of $60.1 million for valuation allowance adjustments and $9.7 million for net adjustments to the liability for uncertain tax positions, partially offset by provisions for $42.0 million for adjustments to our reserve for deferred tax expense related to undistributed foreign earnings and $16.9 million for nondeductible expenses related to Chapter 11.

        We have net deferred tax assets of $882.4 million, which, based upon our estimate of future anticipated results, will more likely than not be realized over time. A large proportion of this balance primarily relates to asbestos- and environmental-related liabilities that have not yet been paid and therefore are not yet time-limited. Deferred assets are reduced by deferred tax liabilities resulting primarily from deferred income, plant and equipment, and pension assets that may result in taxable amounts in future periods. We maintain valuation allowances for certain deferred tax assets that exceed our analysis of the amounts that we reasonably expect to realize in the future. Our recovery of these net tax assets could be materially affected by developments in our Chapter 11 proceeding.

        See Note 4 to the Consolidated Financial Statements for additional information regarding income taxes, the liability for uncertain tax positions and changes in valuation allowances.

Financial Condition, Liquidity and Capital Resources

        Following is an analysis of our financial condition, liquidity and capital resources for the three year period ended December 31, 2008. For additional information regarding our Chapter 11 cases, see Note 2 to the Consolidated Financial Statements. For additional information regarding our asbestos-related litigation, see Note 3 to the Consolidated Financial Statements. For additional information regarding environmental matters, see Note 16 to the Consolidated Financial Statements.

Funding Emergence from Chapter 11

        On September 19, 2008, we filed a joint plan of reorganization with the bankruptcy court and on December 18, 2008, February 3, 2009, and February 27, 2009, we amended this joint plan of reorganization. We refer herein to the amended joint plan of reorganization as amended on February 27, 2009 as the Joint Plan and it is described in Notes 1 and 2 to the Consolidated Financial Statements. The Joint Plan includes material conditions to its confirmation and effectiveness. One of these conditions is that we obtain exit financing in an amount and on terms satisfactory to us. We anticipate that we will need approximately $1.0 billion in new financing to fund the Joint Plan. The actual amount of new financing will generally depend on the amount of our available cash resources, including net cash flow from our operating and investing activities prior to emergence, and the resolution costs of our outstanding claims and contingent liabilities. Until the current crisis in the global credit markets more fully abates, additional traditional debt financing to fund current operations or for the payment of claims under a plan of reorganization may be unavailable to us on acceptable terms. If we are unable to obtain the necessary financing on acceptable terms, our emergence from Chapter 11 may be delayed.

Cash Resources and Available Credit Facilities

        At December 31, 2008, we had available liquidity of $715.4 million, consisting of $460.1 million in cash and cash equivalents, $21.6 million in short-term investment securities, $67.2 million of net cash value of life insurance policies, approximately $100.9 million of available credit under our $165.0 million debtor-in-possession, or DIP, loan facility and approximately $65.6 million of available credit under various non-U.S. credit facilities.

        Investment securities of $21.6 million and $98.3 million at December 31, 2008 and 2007, respectively, consist of direct or indirect investments in debt securities. Prior to the fourth quarter of 2007, our investment in the Columbia Strategic Cash Fund was classified in cash and cash equivalents as redemptions were available in cash. In December 2007, the fund began a liquidation that is expected to continue through 2009 and restricted redemptions to in-kind distributions of securities held by the fund. We have elected to remain in the fund and to value the fund based on the underlying securities as determined by the fund principals. We recorded a decrease in fair value of the fund of $6.0 million in the year ended December 31, 2008 due to unfavorable conditions in the credit markets. The loss is recorded as a reduction of interest income in the Consolidated Statements of Operations. This decrease in fair value was deemed to be other than temporary.

        Net cash value of life insurance policies represents the cash value of premiums paid by us for life insurance policies in the names of current and former officers and senior employees. We expect to liquidate these policies to support financing of the Joint Plan.

        Our $250 million debtor DIP facility expired on March 31, 2008. On April 1, 2008 we entered into an amended DIP facility with a syndicate of lenders that provides for up to $165 million of revolving loans and face amount of letters of credit. The amended DIP facility is secured by a priority lien on substantially all assets of our affiliates that were included in our Chapter 11 filing with the exclusion of the capital stock of non-U.S. subsidiaries, and bears interest based on the London Interbank Offered Rate (LIBOR). Our non-U.S. credit facilities are extended to various subsidiaries and used by them to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. Our largest non-U.S. credit facility is secured by third-party accounts receivable, with availability determined on the basis of eligible outstanding receivables. Most of our other credit facilities are unsecured and are offered subject to annual review and renewal.

        The following table summarizes our U.S. and non-U.S. credit facilities as of December 31, 2008:

Credit Facilities	Maximum Borrowing Amount	Amount Available	Expiration Date
	(In millions)
Country
U.S.	$165.0	$100.9	04/01/10	(1)
Germany	71.3	56.6	12/31/09
Germany	17.1	2.9	09/30/09
Other Countries	11.1	6.1	Various 2009

Total	$264.5	$166.5

(1)
Expiration date is the earlier of April 1, 2010 or our emergence from Chapter 11.

        We believe that these funds and credit facilities will be sufficient to finance our operations and support our business strategy while we are in Chapter 11. We intend to renew these facilities as they expire in 2009.

Analysis of Cash Flows

        The following table summarizes our cash flows for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In millions)
Net cash provided by operating activities	$1.6	$88.2	$152.7
Net cash used for investing activities	(31.1)	(206.9)	(129.4)
Net cash provided by financing activities	14.0	45.7	21.9
Effect of currency exchange rate changes on cash and cash equivalents	(4.9)	17.2	16.4

Increase (decrease) in cash and cash equivalents	(20.4)	(55.8)	61.6
Cash and cash equivalents, beginning of period	480.5	536.3	474.7

Cash and cash equivalents, end of period	$460.1	$480.5	$536.3

        Net cash provided by operating activities in 2008 was $1.6 million compared with $88.2 million in 2007. In response to lower customer demand during the fourth quarter of 2008, production at over 50 Grace plants worldwide was stopped or slowed and raw materials purchases were significantly reduced. As a result of these actions and our ongoing cash productivity initiatives, net working capital was reduced by $132 million during the fourth quarter. Net cash provided by operating activities in 2008 includes a payment of $252 million related to the settlement of certain environmental claims relating to our former vermiculite operations in Libby, Montana.

        Net cash used for investing activities in 2008 was $31.1 million, compared with $206.9 million in 2007. The decrease in net cash used in investing activities is primarily due to decreased investments in short-term debt securities. Capital expenditures in 2008 were $132.2 million, including over $50 million for strategic programs such as adding capacity for high-margin and high-growth products, adding capacity to produce high-cost raw materials internally and building new research and manufacturing capabilities in developing countries. Net cash provided by financing activities in 2008 was $14.0 million compared with $45.7 million in 2007. The decrease is primarily attributable to reduced proceeds from the exercise of stock options.

        Net cash provided by operating activities in 2007 was $88.2 million compared with $152.7 million in 2006. The lower net cash flow in 2007 was primarily due to higher Chapter 11-related costs and higher working capital, partially offset by higher pre-tax operating income. Net cash used for investing activities in 2007 was $206.9 million compared with $129.4 million in 2006. The increase in net cash used for investing activities is primarily due to increased investments in short-term debt securities. Capital expenditures in 2007 were $136.9 million, including over $40 million for strategic programs such as adding capacity for high-margin and high-growth products and building new research and manufacturing capabilities in developing countries. Net cash provided by financing activities in 2007 was $45.7 million, compared with $21.9 million in 2006, with the increase primarily attributable to increased proceeds from the exercise of stock options.

        Net cash provided by operating activities includes significant payments related to our Chapter 11 proceedings. Net cash provided by operating activities before Chapter 11 expenses and settlements was $321.2 million, $190.6 million and $203.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts exclude cash payments made for Chapter 11 expenses and to settle liabilities subject to compromise in our Chapter 11 proceedings.

Operating free cash flow

        We use operating free cash flow as the cash flow measure in evaluating our operating results. For 2009, we expect to use operating free cash flow as a performance factor in determining certain incentive compensation. We define operating free cash flow to be pre-tax income from core operations before depreciation and amortization plus pension expense or minus the change in net working capital and specified other assets and liabilities of our core operations minus capital expenditures as set forth in the table below.

        We provide this measure so you can distinguish the cash flows of our current business base from the cash flows of our past businesses, discontinued products, corporate legacies, and Chapter 11 proceedings, and to ensure that you understand the key data that we use to evaluate our results of operations. However, operating free cash flow does not purport to represent net cash flow provided by operating activities as defined under U.S. generally accepted accounting principles, and you should not consider it an alternative to such measure as an indicator of our performance. Operating free cash flow has material limitations as a cash flow measure because it excludes cash flows from our noncore activities, including, among other things, provisions for asbestos-related litigation and environmental remediation and legal defense costs, and costs related to our Chapter 11 proceedings, which have been material components of our cash flow. We compensate for the limitations of this measure by using it together with net cash flow provided by operating activities as defined under U.S. generally accepted accounting principles to present a complete analysis of our cash flows. You should evaluate operating free cash flow in conjunction with net cash flow provided by operating activities for a more complete analysis of our cash flow results.

        The following table summarizes operating free cash flow for the three years ended December 31, 2008:

	Year Ended December 31,
	2008	2007	2006
	(In millions)
Pre-tax income from core operations before depreciation and amortization	$418.4	$410.6	$338.9
Pension expense	56.8	52.6	63.7
Change in net working capital of core operations	81.6	(85.4)	(4.8)
Change in other assets and liabilities of core operations	(28.6)	26.1	40.8
Capital expenditures	(129.3)	(139.1)	(120.0)

Operating free cash flow	$398.9	$264.8	$318.6

        Operating free cash flow increased $134.1 million from 2007 to 2008 due primarily to a reduction in net working capital of core operations. We are focused on increasing operating free cash flow to reduce our exit financing requirements.

        The following table reconciles net cash provided by operating activities to operating free cash flow:

	Year Ended December 31,
	2008	2007	2006
	(In millions)
Operating free cash flow (non-GAAP)	$398.9	$264.8	$318.6
Cash paid to resolve contingencies subject to Chapter 11	(252.0)	(10.3)	—
Chapter 11 expenses paid	(69.3)	(92.1)	(50.3)
Capital expenditures	129.3	139.1	120.0
Income taxes paid, net of refunds	(42.4)	(51.1)	(51.6)
Payments under defined benefit pension arrangements	(67.7)	(105.7)	(121.5)
Payments under postretirement benefit plans	(6.6)	(5.0)	(13.9)
Cash paid for environmental and divestment reserves	(6.0)	(10.5)	(14.5)
Noncore activities	(31.9)	(34.5)	(56.3)
Other, net	(50.7)	(6.5)	22.2

Net cash provided by operating activities (GAAP)	$1.6	$88.2	$152.7

Debt and Other Contractual Obligations

        Total debt outstanding at December 31, 2008 was $865.3 million, including $327.9 million of accrued interest on pre-petition debt. As a result of the Chapter 11 filing, we are now in default on $525.6 million of pre-petition debt, which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of December 31, 2008. The automatic stay provided under the U.S. Bankruptcy Code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest on such debt during the Chapter 11 proceedings unless further developments lead our management to conclude that it is probable that such interest will be compromised.

        Set forth below are our contractual obligations as of December 31, 2008:

	Payments due by Period				Payments due
Contractual Obligations	Total	Less than 1 Year	1-3 Years	Thereafter	Upon Emergence from Chapter 11		After Emergence from Chapter 11
	(In millions)
Operating commitments(1)	$90.4	$72.4	$18.0	$—	$		$
Debt	11.8	11.2	0.6	—		—		—
Capital leases	0.8	0.2	0.6	—		—		—
Operating leases	64.9	21.5	32.5	10.9		—		—
Liabilities subject to compromise(2):
Pre-petition bank debt plus accrued interest	823.5	—	—	—		823.5		—
Drawn letters of credit plus accrued interest	30.0	—	—	—		30.0		—
Asbestos-related contingencies(3)	1,700.0	—	—	—		1,662.7		37.3
Income tax contingencies	121.0	—	—	—		26.2		94.8
Environmental contingencies	152.2	—	—	—		80.2		72.0
Postretirement benefits	179.2	9.5	—	—		17.0		152.7
Other liabilities and accrued interest	116.5	—	—	—		92.8		23.7

Total liabilities subject to compromise	$3,122.4	$9.5	$—	$—		$2,732.4		$380.5

Pension funding requirements per ERISA(4)	307.2	38.8	201.2	67.2		—		—
Pension funding requirements for non-U.S. pension plans(5)	66.4	12.2	39.7	14.5		—		—

Total Contractual Obligations	$3,663.9	$165.8	$292.6	$92.6		$2,732.4		$380.5

(1)
Amounts do not include open purchase commitments, which are routine in nature and normally settle within 90 days or obligations to employees under annual or long-term incentive programs.

(2)
See Note 2 to the Consolidated Financial Statements for a discussion of liabilities subject to compromise. Liabilities subject to compromise consist of estimated balances that may become due on the date of emergence from bankruptcy protection, which date is not certain at this time, or subsequent to emergence. Estimated amounts that may become due upon emergence have been presented in the "Upon Emergence from Chapter 11" column above and estimated amounts that may become due subsequent to emergence have been presented in the "After Emergence from Chapter 11" column, as we are not able to determine when these amounts will ultimately be settled. Amounts reflect the estimated claims payable pursuant to our plan of reorganization. It is possible that we could settle a portion of these claims at a date before emergence from Chapter 11 at the stated amounts or at amounts different from those recorded. In accordance with SFAS No. 158, we have presented $9.5 million of certain estimated pension and postretirement obligations subject to compromise as current obligations in the December 31, 2008 Consolidated Balance Sheet.

(3)
Not all of these contingencies are contractual in nature and the amounts are not reflective of the Joint Plan of Reorganization.

(4)
Based on the U.S. qualified pension plans' status as of December 31, 2008, funding requirements under ERISA have been estimated for the next five years. Amounts in subsequent years have not yet been determined.

(5)
Based on the non-U.S. pension plans' status as of December 31, 2008, funding requirements have been estimated for the next five years. Amounts have been translated at the applicable December 31, 2008 exchange rates. Amounts in subsequent years have not yet been determined.

        See Note 16 to the Consolidated Financial Statements for a discussion of financial assurances.

Employee Benefit Plans

Defined Contribution Retirement Plan

        We sponsor a defined contribution retirement plan for our employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Our costs related to this benefit plan were $12.7 million, $12.4 million, and $14.0 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Defined Benefit Pension Plans

        We sponsor defined benefit pension plans for our employees in the U.S., Canada, the U.K., Australia, Germany, Italy, France, Spain, Netherlands, Japan, Philippines, South Korea, Taiwan, South Africa, Brazil and Mexico and fund government-sponsored programs in other countries where we operate. Certain of our defined benefit pension plans are advance-funded and others are pay-as-you-go. The advance-funded plans are administered by trustees who direct the management of plan assets and arrange to have obligations paid when due out of a trust. Our most significant advance-funded plans cover our salaried employees in the U.S. and U.K. and employees covered by collective bargaining agreements at certain of our U.S. facilities. Our U.S. advance-funded plans are qualified under the U.S. tax code.

        During 2008, U.S. equity markets experienced broad-based and significant declines in value, as indicated by the Dow Jones Wilshire 5000 Index that declined 37% in 2008. Non-U.S. equity markets also declined sharply, as indicated by major indices such as the MSCI AC World Ex-US Free Index that declined approximately 45% in 2008. Our advance-funded plans experienced significant declines in fair value during the year. Our U.S. advance-funded plans, which collectively have the largest asset base of our advance-funded plans and a targeted asset allocation of 60% equities and 40% bonds, experienced an overall decline of 26% in 2008. Outside the U.S., our U.K. advance-funded plan is our largest advance-funded plan. Our U.K. advance-funded plan held approximately 90% bonds and cash and approximately 10% equities at year-end 2008 and experienced a modest gain of 1.7% in 2008.

        We intend to satisfy obligations under our U.S. advance-funded plans and to comply with the requirements of the Employee Retirement Income Security Act of 1974, known generally as ERISA. In June 2008, we obtained bankruptcy court approval to fund minimum required payments of approximately $24 million for the period from July 2008 through January 2009. In that regard, we contributed approximately $11 million in September 2008, approximately $6 million in October 2008, and approximately $7 million in January 2009 to the trusts that hold assets of the U.S. advance-funded plans. While we intend to continue to fund all minimum required payments under the U.S. advance-funded plans, there can be no assurance that the bankruptcy court will continue to approve the funding needs of such plans. We expect to fund our U.S. advance-funded plans with approximately $39 million in 2009 based on funding requirements determined in mid-2008. We expect that our 2010 funding requirements for U.S. advance-funded plans will increase as a result of the 2008 market losses. We intend to elect a funding strategy permitted by ERISA that smoothes the increased funding requirement over a three-year period. Despite making this election, we expect our 2010 funding requirements for our U.S. advance-funded plans will increase to approximately

$68 million. Final actual funding requirements for 2010 will be determined with our actuaries in early 2010. We do not expect our emergence from Chapter 11 to have a direct impact on our accounting for, or funding of, our U.S. advance-funded plans.

        Contributions to non-U.S. pension plans are not subject to bankruptcy court approval and we intend to fund such plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $13.5 million to these plans in 2008.

        The following table presents the funded status of our fully-funded, underfunded, and unfunded pension plans:

	Fully-Funded(1) Pension Plans			Underfunded(1) Pension Plans			Unfunded(2) Pension Plans
Funded Status of Pension Plans	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(In millions)
Projected benefit obligation	$169.4	$254.8	$243.8	$960.8	$948.3	$961.4	$249.6	$245.9	$227.8
Fair value of plan assets	218.0	308.9	282.2	568.5	779.2	738.5	—	—	—

Funded status (PBO basis)	$48.6	$54.1	$38.4	$(392.3)	$(169.1)	$(222.9)	$(249.6)	$(245.9)	$(227.8)

Benefits paid	$(10.7)	$(11.5)	$(10.4)	$(61.5)	$(85.3)	$(88.0)	$(12.4)	$(11.5)	$(10.4)

(1)
Plans intended to be advance-funded.

(2)
Plans intended to be pay-as-you-go.

        Changes to funded status as reported on our balance sheet is impacted by several factors with the most significant being contributions to the plans, changes in discount rates and actual return on assets. During 2008, we continued to make contributions to our advance-funded plans, both in the U.S. and in other countries. Discount rates were unchanged year over year in the U.S. and moved up an average of 43 basis points (0.43 percentage points) outside the U.S. The sharp decline in asset values noted above had a significant negative impact on the funded status of our advance-funded plans, particularly in the U.S. The overall impact of these and other actuarial changes was to reduce the funded status by a total of $232.4 million for all defined benefit pension plans.

        Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO. This group of plans was overfunded by $48.6 million as of December 31, 2008, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheet. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $392.3 million as of December 31, 2008. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $249.6 million at December 31, 2008 is unfunded. The combined balance of the underfunded and unfunded plans was $641.9 million as of December 31, 2008 and is presented as a liability on the Consolidated Balance Sheet as follows: $12.3 million in "other current liabilities;" $392.3 million included in "underfunded defined benefit pension plans;" $136.7 million included in "unfunded pay-as-you-go defined benefit pension plans;" and $100.6 million in "liabilities subject to compromise."

        Beginning in 2007, on a quarterly basis, we analyze pension assets and pension liabilities along with the resulting funded status and update our estimate of these measures. Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes.

        At the December 31, 2008 measurement date for the U.S. advance-funded plans, the PBO was approximately $941 million as measured under U.S. generally accepted accounting principles. The PBO is measured as the present value (using a 6.25% discount rate as of December 31, 2008) of vested and non-vested benefits earned from employee service to date, based upon current services and estimated future pay increases for active employees. Of the participants in the advance-funded plans, approximately 82% are current retirees or employees of our former businesses, which skews the payout pattern to the nearer term. Assets available to fund the PBO at December 31, 2008 were approximately $561 million, or approximately $380 million less than the measured obligation.

        The following tables present the components of defined benefit pension expense and cash contributions for the advance-funded and pay-as-you-go plans:

Components of Defined Benefit Pension Expense	2008	2007	2006
	(In millions)
Annual pension benefits earned	$24.7	$23.8	$24.7
Interest on opening liability—advance-funded plans	70.8	66.7	65.2
Expected return on plan assets	(80.8)	(80.0)	(71.3)

Net financing cost (benefit) of advance-funded plans	(10.0)	(13.3)	(6.1)
Interest on opening liability—pay-as-you-go plans	14.1	12.2	10.8

Net pension financing cost (benefit)	4.1	(1.1)	4.7
Amortization of:
Plan changes related to prior service	2.2	3.1	3.2
Accumulated differences between actual and assumed performance(1)	24.8	26.4	31.1
Net curtailment and settlement loss	1.0	0.4	—

Net pension catch-up expense	28.0	29.9	34.3

Total Defined Benefit Pension Expense	$56.8	$52.6	$63.7

Cash Contributions to Defined Benefit Pension Plans	2008	2007	2006
	(In millions)
U.S. advance-funded plans	$49.1	$76.0	$101.4
U.S. pay-as-you-go plans	5.1	5.1	5.2
Non-U.S. advance-funded plans	6.2	18.3	9.5
Non-U.S. pay-as-you-go plans	7.3	6.3	5.4

Total Cash Contributions	$67.7	$105.7	$121.5

(1)
Primarily related to return on assets, termination, and mortality.

        We expect pension expense to increase significantly in 2009 as a result of the higher amortization of differences between actual and assumed performance in 2008 and due to a lower expected return on assets caused by lower asset balances at January 1, 2009 compared to January 1, 2008. On a global basis we estimate that our 2009 pension expense will be approximately $89 million compared to $56.8 million in 2008. Final actual expense for 2009 will be determined with our actuaries later in 2009.

Postretirement Benefits Other Than Pensions

        We provide certain health care and life insurance benefits for retired employees, a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of benefits under this program was $7.1 million in 2008, compared with $9.8 million in 2007. We received Medicare subsidy payments of $0.5 million and $4.8 million in 2008 and 2007, respectively. Our recorded liability for postretirement benefits of $73.2 million at December 31, 2008 is stated at net present value discounted at 6.25% (as discussed under Defined Benefit Pension Plans). Under our proposed Joint Plan, these benefits would continue.

        We expect pension expense to increase significantly in 2009 as a result of the higher amortization of differences between actual and assumed performance in 2008 and due to a lower expected return on assets caused by lower asset balances at January 1, 2009 compared to January 1, 2008. On a global basis we estimate that our 2009 pension expense will be approximately $89 million compared to $56.8 million in 2008. Final actual expense for 2009 will be determined with our actuaries later in 2009.

Postretirement Benefits Other Than Pensions

        We provide certain health care and life insurance benefits for retired employees, a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of benefits under this program was $7.1 million in 2008, compared with $9.8 million in 2007. We received Medicare subsidy payments of $0.5 million and $4.8 million in 2008 and 2007, respectively. Our recorded liability for postretirement benefits of $73.2 million at December 31, 2008 is stated at net present value discounted at 6.25% (as discussed under Defined Benefit Pension Plans). Under our proposed Joint Plan, these benefits would continue.

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

        The following table summarizes our net noncore liabilities at December 31, 2008 and 2007:

Net Noncore Liabilities	December 31, 2008	December 31, 2007
	(In millions)
Asbestos-related liabilities	$(1,700.0)	$(1,700.0)
Asbestos-related insurance receivable	500.0	500.0

Asbestos-related liability, net	(1,200.0)	(1,200.0)
Environmental remediation	(152.2)	(394.7)
Postretirement benefits	(73.2)	(84.0)
Income taxes	(121.0)	(89.3)
Retained obligations and other	(35.1)	(36.2)

Net noncore liability	$(1,581.5)	$(1,804.2)

        The resolution of most of our noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. We cannot predict with any certainty how, and for what amounts, these contingencies will be resolved. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts we recorded at December 31, 2008. Our operating statements include periodic adjustments to account for changes in estimates of these liabilities and developments in our Chapter 11 proceeding. These liabilities and contingencies may result in continued volatility in net results in the future.

Tax Matters

        After emergence from Chapter 11 under our proposed Joint Plan, or another plan of reorganization that is ultimately confirmed, we expect to have substantial future tax deductions. Upon emergence under the Joint Plan, we would expect future tax deductions in the aggregate of approximately $2 billion or more, primarily relating to asbestos, environmental and other payments made at emergence and thereafter. The extent to which we will be able to use these deductions after emergence will depend on Section 382 of the Internal Revenue Code, which generally imposes an annual limitation on a corporation's use of its deductions if a corporation undergoes an "ownership change." An ownership change is generally defined as a cumulative change of 50 percentage points or more in the ownership of certain stockholders owning 5% or more of the outstanding Grace common stock over a three year rolling period. If we were to have a change of ownership under Section 382 of the Code, approximately $2 billion of these future deductions could be severely restricted or even eliminated in whole or in part.

        Accordingly, the proposed charter for the reorganized corporation under the Joint Plan provides that in the event there has been a 25 percentage point change of ownership in outstanding Grace stock after emergence, the Board of Directors will have the authority to impose restrictions on the transfer of Grace stock with respect to certain 5% shareholders. These transfer restrictions will generally not impose any limitations on a person or other entity that holds less than 5% of the outstanding Grace stock after emergence to either buy or sell Grace stock on the open market.

        See Note 4 to the Consolidated Financial Statements and "Income Taxes" above for further discussion of our tax accounting and tax contingencies.

Other Contingencies

        See Note 16 to the Consolidated Financial Statements for a discussion of our other contingent matters.

Return on Invested Capital

Grace Return on Invested Capital

        We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use return on invested capital as a performance measure in evaluating operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations. Generally, we favor those businesses and investments that provide the highest return on invested capital.

        We define return on invested capital to be pre-tax income from core operations divided by the sum of net working capital, properties and equipment and other assets and liabilities as shown in the table below. Return on invested capital does not purport to represent an income or cash flow measure as defined under U.S. generally accepted accounting principles, and you should not consider it an alternative to such measures as an indicator of our performance. We provide this measure so you can understand the key data that we use to evaluate our operations.

        The following table sets forth the return on invested capital of Grace as of December 31, 2008, 2007 and 2006:

Grace	2008	2007	2006
(In millions)
Pre-tax income from core operations	$299.7	$297.2	$225.4

Invested capital:
Trade accounts receivable	462.6	500.6	426.3
Inventories	354.8	362.9	324.5
Accounts payable	(230.4)	(191.3)	(172.7)

Net working capital	587.0	672.2	578.1

Other current assets	86.1	80.8	81.4
Other current liabilities	(291.5)	(325.1)	(272.6)
Properties and equipment, net	710.6	706.1	664.5
Goodwill and other intangible assets	117.1	122.3	116.5
Other assets	145.1	136.6	131.5

Total invested capital	$1,354.4	$1,392.9	$1,299.4

Return on invested capital	22.1%	21.3%	17.3%

        Return on invested capital has increased since 2006 as we have increased our pre-tax income from core operations and decreased the amount of capital invested in our core operations.

Inflation

        We operate in international economies with both inflation and currency risks. While the inflation rate in the U.S. and other developed economies has been modest and predictable for several years, it was neither in 2008. Commodity prices rose rapidly throughout the year, and peaked in the fourth quarter. Overall we experienced an inflation rate of 15% on raw materials and energy costs used to produce our products. Our ability to pass on inflation costs is affected by general economic conditions and competitive situations.

        We estimate that the cost of replacing our property and equipment today is greater than its historical cost. Accordingly, our depreciation expense would be greater if the expense were stated on a current cost basis.

Critical Accounting Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that we make estimates and assumptions affecting the assets and liabilities reported at the date of the Consolidated Financial Statements, and the revenues and expenses reported for the periods presented. We believe that our accounting estimates are appropriate and the related balances are reasonable; however, actual amounts could differ from the original estimates, requiring adjustments in future periods. Changes in estimates are recorded in the period in which the the change is identified. Our accounting policies are described in Note 1 to the Consolidated Financial Statements. Critical accounting estimates are described in this section.

        An accounting estimate is considered critical if the estimate requires management to make assumptions and judgments about matters that were highly uncertain at the time the estimate was made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur from period to period that could have a material impact on our financial condition or results of operations. As part of our quarterly disclosure controls and procedures, management has discussed the development, selection and disclosure of the critical accounting estimates with the Audit Committee of the Board of Directors. The accuracy of these and other estimates may be materially affected by the uncertainties arising under our Chapter 11 proceeding.

Contingent Liabilities

        We have recorded a liability for the resolution of contingencies related to asbestos lawsuits, environmental remediation, income taxes and litigation. We record a liability if we have determined that a loss is probable, and we are able to reasonably estimate the amount of the loss or have another reasonable basis for recording a liability. We have determined that each of the contingencies discussed below involves an accounting judgment that is material to our Consolidated Financial Statements.

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

        On January 13, 2005, we filed an amended plan of reorganization with the bankruptcy court, the Prior Plan. As discussed in Notes 2 and 3 to the Consolidated Financial Statements, we adjusted our asbestos related liability in the fourth quarter of 2004 based on the filing of the Prior Plan and we have not adjusted our asbestos-related liability to reflect the filing of, or any amendment to, the Joint Plan.

        Under the Prior Plan, it is a condition to confirmation that the bankruptcy court shall conclude that the amount necessary to fund all pending and future asbestos personal injury claims and property damage claims (and trust administration costs and expenses) is not greater than $1,613 million. This amount was based in part on our 2004 evaluation of (1) existing but unresolved personal injury and property damage claims, (2) actuarially-based estimates of future personal injury claims, (3) the risk of loss from the Zonolite® attic insulation litigation, (4) proposed claim payments reflected in the Prior Plan, and (5) the cost of the trust administration and litigation. This condition precedent is the basis for our currently recorded asbestos-related liability.

        Our asbestos-related insurance receivable is directly dependent on the amount and nature of our asbestos-related liability. We estimate the amount of the receivable based on our analysis of coverage remaining under insurance policies for the 1962 to 1985 period, and the terms of settlement agreements in effect with certain insurers.

        As described in Note 2 to the Consolidated Financial Statements, the Joint Plan contemplates that two asbestos trusts would be established under Section 524(g) of the Bankruptcy Code. All asbestos related personal injury claims would be channeled for resolution to one asbestos trust and all asbestos-related property damage claims would be channeled to another asbestos trust. We expect to measure certain of the forms of consideration that we would use to fund the asbestos trusts under the Joint Plan as follows:

  •
  Warrants—The warrants would be recorded in our Consolidated Financial Statements at fair value on the effective date of the Joint Plan as an increase in paid-in capital and a decrease in our asbestos related liability. The value of the warrants would be calculated using inputs such as risk-free borrowing rates, the market price of Grace common stock underlying the warrants and the expected volatility of Grace common stock prices.

  •
  Deferred payments—We would record a liability for the present value of the future cash payments to be made from 2019 to 2033, and a decrease in our asbestos related liability. We would estimate this value using a discount rate that is impacted by many factors including: (i) interest rates at the effective date of the Joint Plan; (ii) our credit standing, (iii) restrictive covenants and terms of our other credit facilities; and (iv) assessment of the risk of a default, which would require us to issue shares of Grace common stock.

        The treatment of asbestos-related liabilities is significantly different under the Joint Plan than under the Prior Plan. We have not adjusted our accounting for asbestos related liabilities to reflect the Joint Plan. At this time, we are unable to determine a reasonable estimate of the value of the warrants and deferred payments to be issued to the asbestos trusts under the Joint Plan. These values will ultimately be determined on the effective date of the Joint Plan. We expect to adjust our accounting for the Joint Plan when the consideration can be measured and material conditions to the Joint Plan are satisfied. We expect these adjustments may be material to our consolidated financial position and results of operations.

        We provided proforma and prospective financial information for the Joint Plan in the exhibits to the Joint Plan in compliance with the requirements of the Bankruptcy Code. That proforma and prospective financial information is not included in or incorporated into this Report.

        The fair value of the warrants for tax purposes would be treated as a deductible expense in the year of transfer. The deferred payments would be deductible at the time of each payment. Due to the payment of these and other deductible bankruptcy claims, we anticipate generating significant future tax deductions beginning in the year of emergence. See Note 4 to the Consolidated Financial Statements for a discussion of future tax deductions that we may generate in connection with emergence from Chapter 11.

Environmental Remediation

        We are obligated under applicable law to remediate certain properties related to our business or former businesses. At some sites we finance all or a portion of remediation conducted by third parties (generally state or Federal authorities) and at others, we perform the required remediation ourselves. Our environmental remediation obligation has a significant impact on our Consolidated Financial Statements. See Note 16 to the Consolidated Financial Statements for a discussion of our environmental remediation liabilities.

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

Litigation

        We are subject to legal proceedings and claims arising out of the normal course of business. We are currently a party to various legal proceedings, both civil and criminal in nature, in which we have been named as a defendant. See Note 16 to the Consolidated Financial Statements for a discussion of our significant legal proceedings.

        To estimate the cost to resolve our legal obligations, we review the facts of each matter to determine the merits of the case and the corresponding probability of a loss. If we determine that a loss is probable, we determine if there is sufficient information to make a reasonable estimate of the loss amount. Our estimates regarding the outcome of our legal proceedings and claims involve substantial uncertainties that could cause our actual losses to differ materially from our estimates. In estimating the likely outcome of a legal proceeding, we consider the nature of the specific claim (or unasserted claim), our experience with similar claims, the jurisdiction in which the proceeding is filed, court rulings, the status of any settlement negotiations, the likelihood of resolution through settlement or alternative dispute resolution, the proceeding's current status and other relevant information and events. We adjust our recorded liability for litigation contingencies as necessary to reflect our current evaluation of these and other factors.

Pension and Other Postretirement Benefits Expenses and Liabilities

        We sponsor defined benefit pension plans for our employees in the United States, Canada, the United Kingdom, Australia, Germany, Italy, France, Spain, Netherlands, Japan, Philippines, South Korea, Taiwan, South Africa, Brazil and Mexico and fund government sponsored programs in other countries where we operate. See Note 20 to the Consolidated Financial Statements for a detailed discussion of our pension plans and other postretirement benefit plans.

        In order to estimate our pension and other postretirement benefits expenses and liabilities, we evaluate the range of possible assumptions to be used in the calculation of pension and other postretirement benefits expenses and liabilities. We select the assumptions that we believe to be most indicative of factors such as participant demographics, past experiences and market indices, and provide the assumptions to independent actuaries. These assumptions are updated annually and primarily include factors such as discount rates, health care cost trend rates, expected return on plan assets, mortality rates, retirement rates, and rate of compensation increase. The independent actuaries review our assumptions for reasonableness, and use the assumptions to calculate our estimated liability and future pension expense. We review the actuarial reports for reasonableness and adjust our expenses, assets and liabilities to reflect the amounts calculated in the actuarial reports.

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

Income Taxes

        We are a global enterprise with operations in more than 40 countries. This global reach results in a complexity of tax regulations, which require assessments of applicable tax law and judgments in estimating our ultimate income tax liability. See Note 4 to the Consolidated Financial Statements for

a detailed discussion of our estimates used in accounting for income taxes and income tax contingencies.

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

        We record a liability for income tax contingencies when it is more likely than not that a tax position we have taken will not be sustained upon audit. We evaluate such likelihood based on relevant facts and tax law. We adjust our recorded liability for income tax matters due to changes in circumstances or new uncertainties, such as amendments to existing tax law. Our ultimate tax liability depends upon many factors, including negotiations with taxing authorities in the jurisdictions in which we operate, outcomes of tax litigation, and resolution of disputes arising from federal, state, and international tax audits. Due to the varying tax laws in each jurisdiction senior management, with the assistance of local tax advisors as necessary, assesses individual matters in each jurisdiction on a case-by-case basis. We research and evaluate our income tax positions, including why we believe they are compliant with income tax regulations, and these positions are documented internally.

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

W. R. GRACE & CO. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

For the Year Ended December 31, 2008

	Additions/(deductions)
Description	Balance at beginning of period	Charged/ (credited) to costs and expenses	Deductions	Other net(3)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$6.9	$2.2	$(2.6)	$0.2	$6.7
Allowances for long-term receivables	—	—	—	—	—
Valuation allowance for deferred tax assets	143.0	(11.0)	—	—	132.0
Reserves:
Reserves for asbestos-related litigation	1,700.0	—	—	—	1,700.0
Reserves for environmental remediation	394.7	14.6	(256.9)	(0.2)	152.2
Reserves for retained obligations of divested businesses	$36.2	$—	$(1.1)	$—	$35.1

For the Year Ended December 31, 2007

	Additions/(deductions)
Description	Balance at beginning of period	Charged/ (credited) to costs and expenses	Deductions	Other net(3)		Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$8.3	$(0.4)	$(0.7)	$(0.3)		$6.9
Allowances for long-term receivables	0.5	(0.5)	—	—		—
Valuation allowance for deferred tax assets	185.2	(42.2)	—	—		143.0
Reserves:
Reserves for asbestos-related litigation	1,700.0	—	—	—		1,700.0
Reserves for environmental remediation	361.1	17.0	(9.5)	26.1	(1)	394.7
Reserves for retained obligations of divested businesses	$23.3	$—	$(1.0)	$13.9	(2)	$36.2

For the Year Ended December 31, 2006

	Additions/(deductions)
Description	Balance at beginning of period	Charged/ (credited) to costs and expenses	Deductions	Other net(3)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$6.7	$3.5	$(1.7)	$(0.2)	$8.3
Allowances for long-term receivables	0.7	(0.2)	—	—	0.5
Valuation allowance for deferred tax assets	245.3	(60.1)	—	—	185.2
Reserves:
Reserves for asbestos-related litigation	1,700.0	—	—	—	1,700.0
Reserves for environmental remediation	342.0	30.0	(10.9)	—	361.1
Reserves for retained obligations of divested businesses	$23.4	$4.0	$(3.6)	$(0.5)	$23.3

(1)
Reclassification of accrued interest on payments related to Libby, Montana EPA settlement

(2)
Primarily represents a reclassification from tax reserves

(3)
Various miscellaneous adjustments against reserves and effects of foreign currency translation

 EXHIBIT 12

W.R. GRACE & CO. AND SUBSIDIARIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND
COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS(1)
(In millions, except ratios)
(Unaudited)

	Year Ended December 31,(2)
	2008(3)	2007(3)	2006(3)	2005(3)	2004(3)
Net income (loss) from continuing operations	$121.5	$88.8	$8.6	$76.0	$(395.7)
Provision for (benefit from) income taxes	4.3	(1.1)	2.8	26.0	2.0
Minority interest in income (loss) of majority owned subsidiaries	15.2	24.1	24.8	21.7	9.4
Equity in unremitted losses (earnings) of less than 50%-owned companies	0.6	—	—	—	—
Interest expense and related financing costs, including amortization of capitalized interest	54.9	73.0	74.1	56.6	112.6
Estimated amount of rental expense deemed to represent the interest factor	7.9	6.9	6.2	6.2	5.6

Income (loss) as adjusted	$204.4	$191.7	$116.5	$186.5	$(266.1)

Combined fixed charges and preferred stock dividends:
Interest expense and related financing costs, including capitalized interest	$70.4	$88.5	$101.6	$54.9	$100.7
Estimated amount of rental expense deemed to represent the interest factor	7.9	6.9	6.2	6.2	5.6

Fixed charges	78.3	95.4	107.8	61.1	106.3
Combined fixed charges and preferred stock dividends	$78.3	$95.4	$107.8	$61.1	$106.3

Ratio of earnings to fixed charges	2.61	2.01	1.08	3.05	(5)
Ratio of earnings to combined fixed charges and preferred stock dividends	2.61	2.01	1.08	3.05	(5)

(1)
Grace preferred stocks were retired in 1996.

(2)
Certain amounts have been restated to conform to the 2008 presentation.

(3)
Amounts in 2008, 2007, 2006, and 2005 contain provisions for environmental remediation of $14.6, $17.0 million, $30.0 million, and $25.0 million, respectively.

(4)
Amounts reflect the following adjustments: a $476.6 million accrual to increase our recorded asbestos-related liability, net of expected insurance recovery of $238.2 million; a $94.1 million accrual to increase our estimate of interest to which general unsecured creditors would be entitled; and a $151.7 million credit for net income tax benefits related to the items described above.

(5)
As a result of the losses incurred for the year ended December 31, 2004, we were unable to fully cover the indicated fixed charges (a shortfall of $372.4 million).

 EXHIBIT 31(i).1

CERTIFICATION OF PERIODIC REPORT UNDER SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, A. E. Festa, certify that:

1.
I have reviewed this annual report on Form 10-K of W. R. Grace & Co.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 27, 2009

/s/ A. E. FESTA A. E. Festa President and Chief Executive Officer

 EXHIBIT 31(i).2

CERTIFICATION OF PERIODIC REPORT UNDER SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Hudson La Force III, certify that:

1.
I have reviewed this annual report on Form 10-K of W. R. Grace & Co.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 27, 2009

/s/ HUDSON LA FORCE III Hudson La Force III Senior Vice President and Chief Financial Officer

 EXHIBIT 32

CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), the undersigned certifies that (1) this Annual Report of W. R. Grace & Co. (the "Company") on Form 10-K for the period ended December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ ALFRED E. FESTA President and Chief Executive Officer
/s/ HUDSON LA FORCE III Senior Vice President and Chief Financial Officer
Date: February 27, 2009

        A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.