Form 10-Q
period 2009-03-31
W R GRACE & CO
filed 2009-05-08
CIK 1045309

Use these links to rapidly review the document
W. R. GRACE & CO. AND SUBSIDIARIES Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13953

W. R. GRACE & CO.

Delaware (State of Incorporation)	65-0773649 (I.R.S. Employer Identification No.)
7500 Grace Drive Columbia, Maryland 21044 (410) 531-4000 (Address and phone number of principal executive offices)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $0.01 par value per share	72,159,318 shares

 W. R. GRACE & CO. AND SUBSIDIARIES

        Unless the context otherwise indicates, in this Report the terms "Grace," "we," "us," "our" or "the company" mean W. R. Grace & Co. and/or its consolidated subsidiaries and affiliates. Unless otherwise indicated, the contents of websites mentioned in this report are not incorporated by reference or otherwise made a part of this Report. Grace®, the Grace® logo and, except as otherwise indicated, the other product names used in the text of this report are trademarks, service marks, and/or trade names of operating units of W. R. Grace & Co. or its affiliates and/or subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Review by Independent Registered Public Accounting Firm

        With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2009 and 2008, PricewaterhouseCoopers LLP, the company's independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim financial statements. Accordingly, the degree of reliance on their report on the unaudited interim financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of W.R. Grace & Co.:

        We have reviewed the accompanying consolidated balance sheet of W.R. Grace & Co. and its subsidiaries as of March 31, 2009, and the related consolidated statements of operations, shareholders' equity (deficit), and comprehensive income (loss) for each of the three-month periods ended March 31, 2009 and 2008 and the consolidated statements of cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company's management.

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

        We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, shareholders' equity (deficit), comprehensive income (loss), and of cash flows for the year then ended (not presented herein), and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements with an explanatory paragraph relating to the Company's ability to continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company changed its method of accounting for noncontrolling interests. The accompanying December 31, 2008 consolidated balance sheet reflects this change.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
McLean, Virginia
May 8, 2009

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Net sales	$682.1	$759.2

Cost of goods sold	513.3	519.8
Selling, general and administrative expenses	149.7	142.8
Restructuring expenses	19.1	—
Research and development expenses	18.6	21.7
Defined benefit pension expense	21.9	14.3
Interest expense and related financing costs	9.2	15.1
Provision for environmental remediation	0.7	5.9
Chapter 11 expenses, net of interest income	10.0	18.4
Other (income) expense, net	1.8	(17.3)

	744.3	720.7

Income (loss) before income taxes	(62.2)	38.5
Benefit from (provision for) income taxes	23.4	(17.9)

Net income (loss)	(38.8)	20.6
Less: Net income attributable to noncontrolling interests	(0.1)	(2.9)

Net income (loss) attributable to W. R. Grace & Co. shareholders	$(38.9)	$17.7

Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income (loss)	$(0.54)	$0.25
Weighted average number of basic shares	72.2	71.7
Diluted earnings per share:
Net income (loss)	$(0.54)	$0.24
Weighted average number of diluted shares	72.2	72.4

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(In millions)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(38.8)	$20.6
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	27.5	30.2
Chapter 11 expenses, net of interest income	10.0	18.4
(Benefit from) provision for income taxes	(23.4)	17.9
Income taxes paid, net of refunds	(0.3)	(15.4)
Interest accrued on pre-petition liabilities subject to compromise	8.8	14.3
Net gain on sales of investments and disposals of assets	(1.4)	(1.6)
Restructuring expenses	19.1	—
Defined benefit pension expense	21.9	14.3
Payments under defined benefit pension arrangements	(11.7)	(19.5)
Payments under postretirement benefit plans	(1.3)	(1.1)
Net income from life insurance policies	(1.1)	(1.1)
Provision for uncollectible receivables	1.1	0.4
Provision for environmental remediation	0.7	5.9
Expenditures for environmental remediation	(2.2)	(1.3)
Expenditures for retained obligations of divested businesses	(0.1)	—
Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency translation:
Working capital items (trade accounts receivable, inventories and accounts payable)	89.6	(28.2)
Other accruals and non-cash items	(30.9)	(87.5)

Net cash provided by (used for) operating activities before Chapter 11 expenses and settlements	67.5	(33.7)
Chapter 11 expenses paid	(12.8)	(14.0)

Net cash provided by (used for) operating activities	54.7	(47.7)

INVESTING ACTIVITIES
Capital expenditures	(16.6)	(25.9)
Proceeds from sales of investment securities	6.2	33.1
Purchases of equity investment	(0.5)	(3.0)
Proceeds from termination of life insurance policies	68.8	—
Net investment in life insurance policies	(0.5)	—
Proceeds from disposals of assets	2.4	2.5

Net cash provided by investing activities	59.8	6.7

FINANCING ACTIVITIES
Dividends paid to noncontrolling interests in consolidated entities	(13.7)	—
Net (repayments) borrowings under credit arrangements	1.2	(1.5)
Fees paid under debtor-in-possession credit facility	(0.4)	(0.7)
Proceeds from exercise of stock options	—	8.9

Net cash provided by (used for) financing activities	(12.9)	6.7

Effect of currency exchange rate changes on cash and cash equivalents	(8.0)	14.6

Increase (decrease) in cash and cash equivalents	93.6	(19.7)
Cash and cash equivalents, beginning of period	460.1	480.5

Cash and cash equivalents, end of period	$553.7	$460.8

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$553.7	$460.1
Investment securities	15.6	21.6
Cash value of life insurance policies, net of policy loans	—	67.2
Trade accounts receivable, less allowance of $5.2 (2008—$5.0)	407.4	462.6
Inventories	288.6	354.8
Deferred income taxes	44.7	45.8
Other current assets	77.2	86.1

Total Current Assets	1,387.2	1,498.2
Properties and equipment, net of accumulated depreciation and amortization of $1,523.3 (2008—$1,545.3)	680.5	710.6
Goodwill	113.5	117.1
Deferred income taxes	850.1	851.7
Asbestos-related insurance	500.0	500.0
Overfunded defined benefit pension plans	43.6	48.6
Other assets	151.8	149.3

Total Assets	$3,726.7	$3,875.5

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$12.5	$11.2
Accounts payable	215.3	230.4
Other current liabilities	267.2	291.5

Total Current Liabilities	495.0	533.1
Debt payable after one year	0.5	0.6
Deferred income taxes	4.7	7.1
Underfunded defined benefit pension plans	345.0	392.3
Unfunded pay-as-you-go defined benefit pension plans	124.6	136.7
Other liabilities	35.1	46.6

Total Liabilities Not Subject to Compromise	1,004.9	1,116.4
Liabilities Subject to Compromise—Note 2
Pre-petition bank debt plus accrued interest	830.1	823.5
Drawn letters of credit plus accrued interest	30.3	30.0
Income tax contingencies	109.5	121.0
Asbestos-related contingencies	1,700.0	1,700.0
Environmental contingencies	150.7	152.2
Postretirement benefits	160.2	169.7
Other liabilities and accrued interest	115.9	116.5

Total Liabilities Subject to Compromise	3,096.7	3,112.9

Total Liabilities	4,101.6	4,229.3

Commitments and Contingencies
Shareholders' Equity (Deficit)
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 2009—72,157,518 (2008—72,157,518)	0.8	0.8
Paid-in capital	437.9	436.6
Accumulated deficit	(285.5)	(246.6)
Treasury stock, at cost: shares: 2009—4,822,242; (2008—4,822,242)	(57.4)	(57.4)
Accumulated other comprehensive income (loss)	(529.8)	(560.3)

Total W. R. Grace & Co. Shareholders' Equity (Deficit)	(434.0)	(426.9)
Noncontrolling interests in consolidated entities	59.1	73.1

Total Shareholders' Equity (Deficit)	(374.9)	(353.8)

Total Liabilities and Shareholders' Equity (Deficit)	$3,726.7	$3,875.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Shareholders' Equity (Deficit) (unaudited)

(In millions)

	Common Stock and Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders' Equity (Deficit)
Balance, December 31, 2008	$437.4	$(246.6)	$(57.4)	$(560.3)	$73.1	$(353.8)

Net income (loss)	—	(38.9)	—	—	0.1	(38.8)
Stock plan activity	1.3	—	—	—	—	1.3
Other comprehensive income (loss)	—	—	—	30.5	(0.4)	30.1
Dividends Paid	—	—	—	—	(13.7)	(13.7)

Balance, March 31, 2009	$438.7	$(285.5)	$(57.4)	$(529.8)	$59.1	$(374.9)

The Notes to Consolidated Financial Statements are an integral part of these statements.

 W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(In millions)

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(38.8)	$20.6
Other comprehensive income (loss):
Foreign currency translation adjustments	(11.8)	1.9
Gain (loss) from hedging activities, net of income taxes	(0.8)	2.2
Defined benefit pension and other postretirement plans, net of income taxes	43.1	3.3

Total other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	30.5	7.4
Total other comprehensive income (loss) attributable to noncontrolling interests	(0.4)	(0.9)

Total other comprehensive income (loss)	30.1	6.5

Comprehensive income (loss)	$(8.7)	$27.1

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

        Voluntary Bankruptcy Filing    During 2000 and the first quarter of 2001, Grace experienced several adverse developments in its asbestos-related litigation, including: a significant increase in personal injury claims, higher than expected costs to resolve personal injury and certain property damage claims, and class action lawsuits alleging damages from Zonolite Attic Insulation ("ZAI"), a former Grace attic insulation product.

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

        Basis of Presentation    The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company's 2008 Annual Report on Form 10-K. Such interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards as discussed below. Potential accounting adjustments discovered during normal reporting and accounting processes are evaluated on the basis of materiality, both individually and in the aggregate, and are recorded in the accounting period discovered, unless a restatement of a prior period is necessary. All significant intercompany accounts and transactions have been eliminated.

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

        The results of operations for the three-month interim period ended March 31, 2009 are not necessarily indicative of the results of operations for the year ending December 31, 2009.

        Reclassifications    Certain amounts in prior years' Consolidated Financial Statements have been reclassified to conform to the 2009 presentation. Such reclassifications have not materially affected previously reported amounts in the Consolidated Financial Statements.

        Use of Estimates    The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual amounts could differ from those estimates, and the differences could be material. Changes in estimates are recorded in the period identified. Grace's accounting measurements that are most affected by management's estimates of future events are:

  •
  Contingent liabilities, which depend on an assessment of the probability of loss and an estimate of ultimate resolution cost, such as asbestos-related matters (see Notes 2 and 3), environmental remediation (see Note 11), income taxes (see Note 8), and litigation (see Note 11);

  •
  Pension and postretirement liabilities that depend on assumptions regarding participant life spans, future inflation, discount rates and total returns on invested funds (see Note 9); and

  •
  Realization values of net deferred tax assets and insurance receivables, which depend on projections of future income and cash flows and assessments of insurance coverage and insurer solvency.

        The accuracy of management's estimates may be materially affected by the uncertainties arising under Grace's Chapter 11 proceeding.

        Effect of New Accounting Standards    In January 2009, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") issued EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20". The objective of this FSP is to achieve more consistent determination of whether an other-than-temporary impairment has occurred, and to retain and emphasize the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and applies prospectively. Grace has adopted this standard in 2009.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) will require the acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with acquisition-related costs recognized separately from the acquisition. In March 2009, the FASB issued FASB Staff Position ("FSP") No. FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." This FSP amends and clarifies SFAS No. 141(R), to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Grace has adopted this standard in 2009.

        In December 2008, the FASB issued FSP No. FAS 132(R)-1 "Disclosures about Postretirement Benefit Plan Assets." This FSP amends FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP shall be effective for fiscal years ending after December 15, 2009. Grace will adopt these disclosure requirements in its 2009 Annual Report on Form 10-K.

        In May 2008, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hierarchy of U.S. GAAP." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to Auditing Interpretations ("AU") section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Grace will adopt this standard when effective.

        In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets." FSP 142-3 will improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Grace has adopted this standard in 2009, and it did not materially impact the Consolidated Financial Statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." SFAS No. 161 expands the current disclosure framework by requiring entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Grace has adopted these disclosure requirements in 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements." SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Grace has adopted this standard in 2009, and has modified its Consolidated Financial Statements where applicable.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

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

        On October 17, 2008, the Ontario Superior Court of Justice, in the Grace Canada, Inc. proceeding pending under the Companies' Creditors Arrangement Act, approved an agreement (the "Minutes of Settlement"), entered into by the Company, Grace Canada, Inc. and legal representatives of Canadian ZAI property damage claimants on September 2, 2008, that would settle all Canadian ZAI property damage claims and demands. Under the Minutes of Settlement, all Canadian ZAI property damage claims and demands would be paid through a separate Canadian ZAI property damage claims fund funded with CDN$6.5 million. The Minutes of Settlement are subject to the confirmation and effectiveness of the Joint Plan (as defined below). The Minutes of Settlement provide that if the Bankruptcy Court does not issue a confirmation order with respect to the Joint Plan by October 31, 2009, the Minutes of Settlement will terminate.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

        Under the Joint Plan, two asbestos trusts would be established under Section 524(g) of the Bankruptcy Code. All asbestos-related personal injury claims would be channeled for resolution to one asbestos trust (the "PI Trust") and all asbestos-related property damage claims, including U.S and Canadian ZAI property damage claims, would be channeled to a separate asbestos trust (the "PD Trust"). On March 9, 2009, the Bankruptcy Court approved the disclosure statement associated with the Joint Plan.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

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

Asbestos-Related Property Damage Claims

        All pending and future asbestos-related property damage claims and demands ("PD Claims") would be channeled to the PD Trust for resolution. The PD Trust would contribute CDN$6.5 million to a separate Canadian ZAI PD Claims fund through which Canadian ZAI PD Claims would be resolved. The PD Trust would generally resolve U.S. ZAI PD Claims that qualify for payment by paying 55% of the claimed amount, but in no event would the PD Trust pay more than 55% of $7,500 (as adjusted for the increase in inflation each year after the fifth anniversary of the effective date of the Joint Plan). The PD Trust would satisfy other allowed PD Claims pursuant to specified trust distribution procedures with cash payments in the allowed settlement amount. Unresolved PD Claims and future PD claims would be litigated pursuant to procedures to be approved by the Bankruptcy Court and, to the extent such claims were determined to be allowed claims, would be paid in cash by the PD Trust in the amount determined by the Bankruptcy Court.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

  •
  A Grace obligation (the "PD Obligation") providing for a payment to the PD Trust every six months in the amount of the non-ZAI PD Claims allowed during the preceding six months plus interest and, except for the first six months, the amount of PD Trust expenses for the preceding six months. The aggregate amount to be paid under the PD Obligation would not be capped.

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

Effect on Company Common Stock

        The Joint Plan assumes that Company common stock will remain outstanding at the effective date of the Joint Plan, but that the interests of existing shareholders would be subject to dilution by additional shares of Company common stock issued under the warrant or in the event of default in respect of the deferred payment obligations to the PI Trust or the PD Trust under the Company's

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

security obligation. In order to preserve significant tax benefits which are subject to elimination or limitation in the event of a change in control (as defined by the Internal Revenue Code) of Grace, the Joint Plan provides that under certain circumstances, the Board of Directors would have the authority to impose restrictions on the transfer of Grace stock with respect to certain 5% shareholders. These restrictions will generally not limit the ability of a person that holds less than 5% of Grace stock after emergence to either buy or sell stock on the open market. In addition, the Bankruptcy Court has approved trading restrictions on Grace common stock until the effective date of a plan of reorganization. These restrictions prohibit (without the consent of Grace) a person from acquiring more than 4.75% of the outstanding Grace common stock or, for any person already holding more than 4.75%, from increasing such person's holdings. This summary of the stock transfer restrictions does not purport to be complete and is qualified in its entirety by reference to the order of the Bankruptcy Court, which has been filed with the SEC.

        Claims Filings    The Bankruptcy Court established a bar date of March 31, 2003 for claims of general unsecured creditors, PD Claims (other than ZAI PD Claims) and medical monitoring claims related to asbestos. The bar date did not apply to PI Claims or claims related to ZAI PD Claims.

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

        The Debtors analyzed the claims filed pursuant to the March 31, 2003 bar date and found that many are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of April 30, 2009, of the approximately 4,300 non-ZAI PD Claims filed, approximately 360 claims have been resolved, approximately 3,885 claims have been expunged, reclassified by the Debtors or withdrawn by claimants, leaving approximately 55 claims to be addressed through the property damage case management order approved by the Bankruptcy Court and/or the Joint Plan or another plan of reorganization. As of March 31, 2009, of the approximately 3,280 non-asbestos claims filed, approximately 1,895 have been expunged or withdrawn by claimants, approximately 1,160 have been resolved, and an additional approximately 225 claims are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.

        Additionally, by order dated June 17, 2008, the Bankruptcy Court established October 31, 2008 as the bar date for ZAI PD Claims related to property located in the U.S. As of March 31, 2009, approximately 19,245 US ZAI PD Claims have been filed. In addition, on October 21, 2008, the

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

Bankruptcy Court entered an order establishing August 31, 2009 as the bar date for ZAI PD Claims related to property located in Canada. The Joint Plan provides for the channeling of US ZAI PD Claims and Canadian ZAI PD Claims to the Asbestos PD Trust created under the Joint Plan, and the subsequent transfer of Canadian ZAI PD Claims to a Canadian fund. No bar date has been set for personal injury claims related to ZAI. The Joint Plan provides that ZAI PI Claims would be channeled to the Asbestos PI Trust created under the Joint Plan.

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

        Litigation Proceedings in Bankruptcy Court    In September 2000, Grace was named in a purported class action lawsuit filed in California Superior Court for the County of San Francisco, alleging that the 1996 reorganization involving a predecessor of Grace and Fresenius and the 1998 reorganization involving a predecessor of Grace and Sealed Air were fraudulent transfers (Abner, et al., v. W. R. Grace & Co., et al.). The Bankruptcy Court authorized the PI and PD Committees to proceed with claims against Fresenius and Sealed Air and Cryovac on behalf of the Debtors' bankruptcy estate.

        On November 29, 2002, Sealed Air (and Cryovac) and Fresenius each announced that they had reached agreements in principle with the PI and PD Committees to settle asbestos, successor liability and fraudulent transfer claims related to such transactions. Under the terms of the Fresenius Settlement, subject to the fulfillment of certain conditions, Fresenius would pay $115.0 million to the Debtors' estate as directed by the Bankruptcy Court upon confirmation of the Debtors' plan of reorganization. In July 2003, the Fresenius Settlement was approved by the Bankruptcy Court. Under the terms of the Sealed Air Settlement, subject to the fulfillment of certain conditions, Cryovac would make a payment of $512.5 million (plus interest at 5.5% compounded annually, commencing on December 21, 2002) and nine million shares (now 18 million shares to reflect a two-for-one stock split) of Sealed Air common stock (collectively valued at $831.1 million as of March 31, 2009), as directed by the Bankruptcy Court upon confirmation of a plan of reorganization. In June 2005, the Sealed Air Settlement was approved by the Bankruptcy Court.

        Debt Capital    All of the Debtors' pre-petition debt is in default due to the Filing. The accompanying Consolidated Balance Sheets reflect the classification of the Debtors' pre-petition debt within "liabilities subject to compromise."

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

        Accounting Impact    The accompanying Consolidated Financial Statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," promulgated by the American Institute of

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

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

        Pursuant to SOP 90-7, Grace's pre-petition and future liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of March 31, 2009, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation, and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. Grace presents reorganization items as "Chapter 11 expenses, net of interest income," a separate caption in its Consolidated Statements of Operations.

        As discussed in Note 3, Grace has not adjusted its accounting for asbestos-related liabilities to reflect the Joint Plan.

        Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the Fresenius Settlement and the Sealed Air Settlement, as such agreements are subject to conditions, which, although expected to be met, have not been satisfied and confirmed by the Bankruptcy Court and, under the Joint Plan, these assets would be transferred to the PI Trust and the PD Trust. The estimated fair value available under the Fresenius Settlement and the Sealed Air Settlement as measured at March 31, 2009, was $946.1 million comprised of $115.0 million in cash from Fresenius and $831.1 million in cash and stock from Cryovac under the Joint Plan. Payments under the Sealed Air Settlement will be made directly to the PI Trust and the PD Trust by Cryovac.

        Grace's Consolidated Balance Sheets separately identify the liabilities that are "subject to compromise" as a result of the Chapter 11 proceedings. In Grace's case, "liabilities subject to compromise" represent both pre-petition and future liabilities as determined under U.S. GAAP. Changes to pre-petition liabilities subsequent to the Filing Date reflect: (1) cash payments under approved court orders; (2) the terms of the Prior Plan, as discussed above and in Note 3, including the accrual of interest on pre-petition debt and other fixed obligations; (3) accruals for employee-related programs; and (4) changes in estimates related to other pre-petition contingent liabilities. The accounting for the asbestos-related liability component of "liabilities subject to compromise" is described in Note 3.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

Components of liabilities subject to compromise are as follows:

(In millions)	March 31, 2009	December 31, 2008
Pre-petition bank debt plus accrued interest	$830.1	$823.5
Drawn letters of credit plus accrued interest	30.3	30.0
Asbestos-related contingencies	1,700.0	1,700.0
Income tax contingencies(1)	109.5	121.0
Environmental contingencies	150.7	152.2
Postretirement benefits other than pension	70.3	73.2
Unfunded special pension arrangements	100.1	106.0
Retained obligations of divested businesses	27.3	29.8
Accounts payable	31.2	31.2
Other accrued liabilities	57.4	55.5
Reclassification to current liabilities(2)	(10.2)	(9.5)

Total Liabilities Subject to Compromise	$3,096.7	$3,112.9

    (1)
    Amounts are net of expected refunds of $0.8 million for each of the periods ending March 31, 2009 and December 31, 2008.

    (2)
    As of March 31, 2009 and December 31, 2008, approximately $10.2 million and $9.5 million, respectively, of certain pension and postretirement benefit obligations subject to compromise have been presented in other current liabilities in the Consolidated Balance Sheets in accordance with SFAS No. 158.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

Change in Liabilities Subject to Compromise

        The following table is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through March 31, 2009.

(In millions) (Unaudited)	Cumulative Since Filing
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Payment of environmental settlement liability—including Libby (see Note 11)	(252.0)
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Resolution of contingencies subject to Chapter 11	(130.0)
Other court orders including employee wages and benefits, sales and use tax, and customer programs	(360.0)
Expense/(income) items:
Interest on pre-petition liabilities	405.6
Employee-related accruals	58.1
Provision for asbestos-related contingencies	744.8
Provision for environmental contingencies	327.9
Provision for income tax contingencies	(13.0)
Balance sheet reclassifications	(35.9)

Balance, end of period	$3,096.7

        Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court's allowance of contingent or disputed claims.

        For the holders of pre-petition bank credit facilities, beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rates for the quarters ended March 31, 2009 and 2008 were 3.25% and 6.22%, respectively. From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly. The general unsecured creditors that hold pre-petition bank credit facilities have asserted that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements which, if paid, would be materially greater than that reflected above. Grace has asserted that such creditors are not entitled to interest at the default rate and has requested the Bankruptcy Court to determine the appropriate rate at which interest would be payable.

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

Chapter 11 Expenses

	Three Months Ended March 31,
(In millions)	2009	2008
Legal and financial advisory fees	$10.2	$18.7
Interest income	(0.2)	(0.3)

Chapter 11 expenses, net	$10.0	$18.4

        Pursuant to SOP 90-7, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.

Condensed financial information of the Debtors

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Operations

	Three Months Ended March 31,
(In millions) (Unaudited)	2009	2008
Net sales, including intercompany	$339.8	$376.4

Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	260.8	277.3
Selling, general and administrative expenses	88.1	71.4
Restructuring costs	8.9	—
Research and development expenses	9.5	12.1
Depreciation and amortization	13.6	14.6
Defined benefit pension expense	18.0	9.6
Interest expense and related financing costs	9.0	14.9
Other (income) expense, net	(8.5)	(34.0)
Provision for environmental remediation	0.7	5.9
Chapter 11 expenses, net of interest income	10.0	18.4

	410.1	390.2

Loss before income taxes and equity in net income of non-filing entities	(70.3)	(13.8)
Benefit from (provision for) income taxes	28.8	(2.6)

Loss before equity in net income of non-filing entities	(41.5)	(16.4)
Equity in net income of non-filing entities	2.6	34.1

Net income (loss)	$(38.9)	$17.7

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Cash Flows

	Three Months Ended March 31,
(In millions) (Unaudited)	2009	2008
Operating Activities
Net income	$(38.9)	$17.7
Reconciliation to net cash used for operating activities:
Chapter 11 expenses, net of interest income	10.0	18.4
(Benefit from) provision for income taxes	(28.8)	2.6
Equity in net income of non-filing entities	(2.6)	(34.1)
Depreciation and amortization	13.6	14.6
Interest on pre-petition liabilities subject to compromise	8.8	14.3
Provision for environmental remediation	0.7	5.9
Other non-cash items, net	(2.5)	(2.7)
Contributions to defined benefit pension plans	(8.9)	(16.1)
Chapter 11 expenses paid	(12.8)	(14.0)
Restructuring costs	8.9	—
Changes in other assets and liabilities, excluding the effect of businesses acquired/divested	35.4	(81.7)

Net cash used for operating activities	(17.1)	(75.1)

Investing Activities
Capital expenditures	(10.4)	(16.3)
Loan repayments and other	88.3	56.0

Net cash provided by investing activities	77.9	39.7

Net cash provided by (used for) financing activities	(0.4)	8.2

Net increase (decrease) in cash and cash equivalents	60.4	(27.2)
Cash and cash equivalents, beginning of period	218.1	206.8

Cash and cash equivalents, end of period	$278.5	$179.6

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Balance Sheets

(In millions) (Unaudited)	March 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$278.5	$218.1
Investment securities	15.6	21.6
Cash value of life insurance policies, net of policy loans	—	67.2
Trade accounts receivable, net	113.1	115.0
Receivables from non-filing entities, net	69.4	69.9
Inventories	107.9	122.1
Other current assets	55.1	57.4

Total Current Assets	639.6	671.3
Properties and equipment, net	407.5	417.1
Deferred income taxes	833.1	834.4
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	382.1	399.1
Investment in non-filing entities	444.3	492.0
Overfunded defined benefit pension plans	0.2	0.2
Other assets	104.0	97.8

Total Assets	$3,310.8	$3,411.9

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities	$234.4	$239.5
Underfunded defined benefit pension plans	333.7	380.6
Other liabilities	29.7	41.6

Total Liabilities Not Subject to Compromise	597.8	661.7
Liabilities Subject to Compromise	3,096.7	3,112.9

Total Liabilities	3,694.5	3,774.6
Total W. R. Grace & Co. Shareholders' Equity (Deficit)	(434.0)	(426.9)
Noncontrolling interests in Chapter 11 filing entities	50.3	64.2

Shareholders' Equity (Deficit)	(383.7)	(362.7)

Total Liabilities and Shareholders' Equity (Deficit)	$3,310.8	$3,411.9

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

        Approximately 4,300 additional PD claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Such claims were reviewed in detail by Grace, categorized into claims with sufficient information to be evaluated or claims that require additional information and, where sufficient information existed, the estimated cost of resolution was considered as part of Grace's recorded asbestos-related liability. Approximately 200 claims did not contain sufficient information to permit an evaluation. Grace objected to virtually all PD claims on a number of different bases, including: no authorization to file a claim; the claim was previously settled or adjudicated; no or insufficient documentation; failure to identify a Grace product; the expiration of the applicable statute of limitations and/or statute of repose, and/or laches; and a defense that the product in place is not hazardous. As of April 30, 2009, following the reclassification, withdrawal or expungement of claims, approximately 415 PD Claims subject to the March 31, 2003 bar date remain outstanding. The Bankruptcy Court has approved settlement agreements covering approximately 360 of such claims for an aggregate allowed amount of $93 million.

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

        Based on Grace's investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that ZAI was and continues to be safe for its intended purpose and poses little or no threat to human health. The plaintiffs in the ZAI lawsuits (and the U.S. government in the Montana criminal proceeding described in Note 11) dispute Grace's position on the safety of ZAI. In October, 2004, the Bankruptcy Court held a hearing on motions filed by the parties to address a number of important legal and factual issues regarding the ZAI claims. In December, 2006, the Bankruptcy Court issued an opinion and order holding that, although ZAI is contaminated with asbestos and can release asbestos fibers when disturbed, there is no unreasonable risk of harm from ZAI. The ZAI claimants sought an interlocutory appeal of the opinion and order with the U.S. District Court for the District of Delaware, but that request was denied. In the event the Joint Plan is not confirmed, the ZAI claimants have reserved their right to appeal such opinion and order if and when it becomes a final order.

        At the Debtors' request, in July 2008, the Bankruptcy Court established a bar date for U.S. ZAI PD Claims and approved a related notice program that required any person with a U.S. ZAI PD Claim to submit an individual proof of claim no later than October 31, 2008. Approximately 16,200 U.S. ZAI PD Claims were filed prior to the October 31, 2008 claims bar date and, as of March 31, 2009 an additional 3,045 U.S. ZAI PD Claims were filed. As described above, on October 17, 2008, the Ontario Superior Court of Justice, in the Grace Canada, Inc. proceeding pending under the Companies' Creditors Arrangement Act, approved the Minutes of Settlement that would settle all Canadian ZAI PD Claims on the terms of the Joint Plan. On October 20, 2008, the Bankruptcy Court established August 31, 2009 as the bar date for Canadian ZAI PD Claims.

        As described above, on November 21, 2008, the Debtors, the Putative Class Counsel to the U.S. ZAI property damage claimants, the PD FCR, and the Equity Committee reached an agreement in principle designed to resolve all present and future U.S. ZAI PD Claims. The terms of the U.S. and Canadian ZAI agreements in principle have been incorporated into the terms of the Joint Plan and related documents. As described below, Grace's recorded asbestos related liability does not include the agreements in principle to settle the ZAI liability that is part of the Joint Plan. The asbestos related liability at March 31, 2009, which is based on the Prior Plan, assumes the risk of loss from ZAI litigation is not probable. If the Joint Plan or another plan of reorganization reflecting the agreements in principle is not confirmed or does not become effective and Grace's view as to risk of loss from ZAI litigation is not sustained, Grace believes the cost to resolve the U.S. ZAI litigation may be material.

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

        Cumulatively through the Filing Date, 16,354 asbestos personal injury lawsuits involving approximately 35,720 PI Claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved) and approximately 55,489

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

lawsuits involving approximately 163,698 PI Claims were disposed of (through settlements and judgments) for a total of $645.6 million. As of the Filing Date, 129,191 PI claims for personal injury were pending against Grace. Grace believes that a substantial number of additional PI Claims would have been received between the Filing Date and March 31, 2009 had such PI Claims not been stayed by the Bankruptcy Court.

        The Bankruptcy Court has entered a case management order for estimating liability for pending and future PI Claims. A trial for estimating liability for PI Claims began in January 2008 but was suspended in April 2008 as a result of the PI Settlement.

        Asbestos-Related Liability    The total recorded asbestos-related liability as of March 31, 2009 and December 31, 2008, including pre-Filing Date and post-Filing Date settlements, was $1,700 million and is included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on the filing of the Prior Plan. The Prior Plan contained a condition precedent that the Bankruptcy Court determine that $1,613 million (this amount, plus $87 million of prepetition settlements and judgments, "the Funding Amount") was sufficient to pay, on a net present value basis, all PI Claims and PD Claims entitled to payment and related trust administration costs and expenses. Therefore, prior to the PI Settlement, the U.S. and Canadian ZAI agreements in principle and the filing of the Joint Plan, Grace was prepared to settle its asbestos-related claims at the Funding Amount as part of a consensual plan of reorganization and recorded its asbestos-related liability on that basis. The treatment of asbestos-related liabilities is significantly different under the Joint Plan than under the Prior Plan. Grace has not adjusted its accounting for asbestos-related liabilities to reflect the Joint Plan. At this time, Grace is unable to determine a reasonable estimate of the value of certain consideration payable to the PI Trust and the PD Trust under the Joint Plan. These values will ultimately be determined on the effective date of the Joint Plan. Grace expects to adjust its accounting for the Joint Plan when the consideration can be measured and material conditions to the Joint Plan are satisfied. Grace expects that such adjustments may be material to Grace's consolidated financial position and results of operations.

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

        Insurance Rights    Grace holds insurance policies that provide coverage for 1962 to 1985 with respect to asbestos-related lawsuits and claims. For the most part, coverage for years 1962 through 1972 has been exhausted, leaving coverage for years 1973 through 1985 available for pending and

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

future asbestos claims. Since 1985, insurance coverage for asbestos-related liabilities has not been commercially available to Grace. As discussed in Note 2, pursuant to the Joint Plan, insurance policies that provide coverage for asbestos-related claims and proceeds, including interest, received after the date of the PI Settlement, would be assigned to the PI Trust.

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

        Grace has entered into settlement agreements with various excess insurance carriers. These settlements involve amounts paid and to be paid to Grace. The unpaid maximum aggregate amount available under these settlement agreements is approximately $440 million. With respect to asbestos-related personal injury claims, the settlement agreements generally require that the claims be spread over the claimant's exposure period and that each insurer pay a pro rata portion of each claim based on the amount of coverage provided during each year of the total exposure period.

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

        In November 2006, Grace entered into a settlement agreement with an underwriter of a portion of its excess insurance coverage. The insurer paid a settlement amount of $90 million directly to an escrow account for the benefit of the holders of claims for which Grace was provided coverage under the affected policies. The escrow account balance at March 31, 2009 was approximately $97.2 million, including interest earned on the account. Funds will be distributed from this account directly to claimants at the direction of the escrow agent pursuant to the terms of a confirmed plan of reorganization or as otherwise ordered by the Bankruptcy Court. The settlement agreement provides that unless Grace confirms a plan of reorganization by December 31, 2008, at the option of the insurer, exercisable at any time prior to April 30, 2009, the escrow amount with interest must be returned to the insurer. On April 22, 2009, Grace entered into an agreement to extend the period for the insurer to exercise its right to the return of the escrow amount with interest until June 30, 2009. Due to the open contingencies for the release of such amount, Grace has not recorded the amount

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

in the escrow account or reduced its asbestos insurance receivable balance. Under the Joint Plan, the amount in the escrow account would be assigned to the PI Trust.

        As of March 31, 2009, including the settlement discussed above and after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements, there remains approximately $923 million of excess coverage from 53 presently solvent insurers. Grace estimates that eligible claims would have to exceed $4 billion to access total coverage. Grace further estimates that, assuming the resolution value of asbestos-related claims is equal to the recorded liability of $1,700 million (which should fund claim payments in excess of $2 billion), it should be entitled to approximately $500 million of insurance recovery, including the escrow described above. This amount was determined by estimating the aggregate and per year payout for claims over time and applying the expected insurance recovery factor to such claims. However, the ultimate amount of insurance recovered on such claims will depend on a number of factors that will only be determined at the time claims are paid including: the nature of the claim (PI Claim, PD Claim or ZAI PD Claim), the relevant exposure years, the timing of payment, the solvency of insurers and the legal status of policy rights. Accordingly, Grace's estimate of insurance recovery may differ materially from actual amounts received by Grace, or if the Joint Plan is confirmed and becomes effective, the PI Trust.

4. Life Insurance

        Grace is the beneficiary of corporate-owned life insurance ("COLI") policies on certain current and former employees with net cash surrender values of $4.2 million and $71.4 million at March 31, 2009 and December 31, 2008, respectively. The following tables summarize activity in these policies for the three months ended March 31, 2009 and 2008, and the components of net cash value at March 31, 2009 and December 31, 2008:

Life Insurance—Activity Summary

	Three Months Ended March 31,
(In millions)	2009	2008
Earnings on policy assets	$1.2	$1.2
Interest on policy loans	(0.1)	(0.1)
Proceeds from termination of life insurance policies	(68.8)	—
Net investing activity	0.5	—

Change in net cash value	$(67.2)	$1.1

Tax-free proceeds received	$0.5	$—

Notes to Consolidated Financial Statements (Continued)

4. Life Insurance (Continued)

Components of Net Cash Value

(In millions)	March 31, 2009	December 31, 2008
Gross cash value	$9.4	$77.5
Principal—policy loans	(5.0)	(5.0)
Accrued interest—policy loans	(0.2)	(1.1)

Total net cash value	$4.2	$71.4
Less: current portion	—	(67.2)

Net cash value—long-term	$4.2	$4.2

Insurance benefits in force	$18.8	$120.7

        Grace's financial statements display income statement activity and balance sheet amounts on a net basis, reflecting the contractual interdependency of policy assets and liabilities.

        In March 2009, Grace surrendered and terminated life insurance policies and received approximately $68.8 million of net cash value from the terminations. As a result of the terminations, Grace's insurance benefits in force was reduced by approximately $102.4 million from December 31, 2008.

5. Inventories

        Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at March 31, 2009 and December 31, 2008:

(In millions)	March 31, 2009	December 31, 2008
Raw materials	$57.3	$63.6
In process	45.1	42.1
Finished products	149.7	212.1
General merchandise	36.5	37.0

	$288.6	$354.8

Notes to Consolidated Financial Statements (Continued)

6. Debt

Components of Debt

(In millions)	March 31, 2009	December 31, 2008
Debt payable within one year	$12.5	$11.2

Debt payable after one year
Other long-term borrowings	$0.5	$0.6

Debt Subject to Compromise
Bank borrowings	$500.0	$500.0
Accrued interest on bank borrowings	330.1	323.5
Drawn letters of credit	25.6	25.6
Accrued interest on drawn letters of credit	4.7	4.4

	$860.4	$853.5

Full-year weighted average interest rates on total debt	3.4%	5.2%

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

        As of March 31, 2009, the Debtors had no revolving loans and had $60.4 million of standby letters of credit issued and outstanding under the DIP facility. These letters of credit reduced the aggregate unused availability for revolving loans and letters of credit, as of the April 1, 2008 effective date of the amended DIP facility, to $104.6 million. The letters of credit were issued mainly for trade-related matters such as performance bonds, as well as certain insurance and environmental matters.

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

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements (Continued)

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

        Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by SFAS No. 157:

Investment Securities

        Investment securities consist of direct or indirect investments in debt securities primarily in the Columbia Strategic Cash Portfolio Fund (the "Columbia Fund"). In the three months ended March 31, 2009 and 2008, $6.2 million and $33.1 million, respectively, of Grace's account balance was distributed to Grace in cash. Grace has elected to maintain its investment in the Columbia Fund pending the orderly liquidation of the portfolio and to value its account based on the value of the underlying securities as determined by the fund principals. Grace has determined the value of the fund using a market approach, which consists of matrix pricing techniques based on widely available market data and comparables as provided by the fund principals. Grace's investment in the Columbia Fund was valued at $15.6 million and $21.6 million at March 31, 2009 and December 31, 2008, respectively.

Derivatives

        From time to time, Grace enters into commodity derivatives such as forward contracts or option contracts directly with natural gas suppliers, and fixed-rate swaps with financial institutions to mitigate the risk of volatility of natural gas prices. Under fixed-rate swaps, Grace locks in a fixed rate with a financial institution for future natural gas purchases, purchases its natural gas from a supplier at the prevailing market rate, and then settles with the bank for any difference in the rates, thereby "swapping" a variable rate for a fixed rate. In 2008 and 2009, Grace utilized fixed-rate swaps to mitigate the risk of natural gas price volatility. The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are utilized and designated as cash flow hedges of forecasted purchases of natural gas. Current open contracts hedge forecasted transactions until March 2010. The effective portion of the gain or loss on the commodity contracts is recorded in accumulated other comprehensive income

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements (Continued)

(loss) and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At March 31, 2009, the contract volume, or notional amount, of the commodity contracts was 3.4 million British thermal units (MMBtu).

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

        In November 2007, Grace purchased foreign currency forward contracts to mitigate the effect of foreign currency risk with respect to intercompany loans between its principal U.S. subsidiary and a German subsidiary. As of March 31, 2009, the total amount outstanding under the foreign currency forward contracts was €250 million.

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements (Continued)

        The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008:

	Fair Value Measurements at March 31, 2009 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$15.6	$—	$15.6	$—
Currency derivatives	28.4	—	28.4	—

Total Assets	$44.0	$—	$44.0	$—

Liabilities
Currency derivatives	$2.6	$—	$2.6	$—
Commodity derivatives	12.1	—	12.1	—

Total Liabilities	$14.7	$—	$14.7	$—

	Fair Value Measurements at December 31, 2008 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$21.6	$—	$21.6	$—
Currency derivatives	21.0	—	21.0	—

Total Assets	$42.6	$—	$42.6	$—

Liabilities
Currency derivatives	$3.7	$—	$3.7	$—
Commodity derivatives	10.8	—	10.8	—

Total Liabilities	$14.5	$—	$14.5	$—

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements (Continued)

        The following table presents the location and fair values of derivative instruments included in the Consolidated Balance Sheet as of March 31, 2009:

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at March 31, 2009 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133
Commodity contracts	Other assets	$—	Other current liabilities	$12.1

Derivatives not designated as hedging instruments under SFAS No. 133
Currency contracts	Other assets	$28.4	Other current liabilities	$2.6

Total derivatives		$28.4		$14.7

        The following table presents the location and amount of gains and losses on derivative instruments and related hedged items included in the Consolidated Statement of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) ("OCI") as of March 31, 2009:

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Quarter Ended March 31, 2009 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in SFAS No. 133 cash flow hedging relationships
Commodity contracts	$(0.8)	Cost of goods sold	$(6.3)

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments under SFAS No. 133
Currency contracts	Other income (expense)	$8.4

8. Income Taxes

        During the quarter ended March 31, 2009, Grace decreased its liability for uncertain tax positions by the net amount of $0.8 million due primarily to the effects of currency translation. As a result, the total amount of unrecognized tax benefits at March 31, 2009 decreased to $133.8 million from $134.6 million at December 31, 2008. If Grace favorably resolves the tax issues related to such uncertain tax positions and recognizes the March 31, 2009 amount in full, Grace expects that $15.8 million related to alternative minimum tax credit carryforwards, that Grace has recorded as

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

deferred tax assets, would no longer be available. In such event, Grace's effective tax rate would be reduced by the March 31, 2009 amount net of the effect of such reduction in alternative minimum tax credit carryforwards.

        Grace accrues potential interest and any associated penalties related to uncertain tax positions in "benefit from (provision for) income taxes". The total amount of interest and penalties accrued on uncertain tax positions was $79.3 million ($54.1 million net of applicable tax benefits) and $78.4 million ($53.4 million net of applicable tax benefits) as of March 31, 2009 and December 31, 2008, respectively. The total amount of interest and penalties expense for the quarter ended March 31, 2009 was $0.9 million ($0.7 million net of applicable tax benefits).

        Grace files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. In many cases, Grace's uncertain tax positions are related to income tax returns for tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by major jurisdiction:

Tax Jurisdiction(1)	Examination in Progress	Examination Not Yet Initiated
United States—Federal(2)	1997-2001	2005-2008
United States—State	1994-2006	2007-2008
Germany(3)	2002-2005	2006-2008
United Kingdom	None	2003-2008
Singapore	None	2002-2008
France	None	2007-2008
Canada	None	2002-2008

    (1)
    Includes federal as well as state, provincial or local jurisdictions, as applicable.

    (2)
    Grace's U.S. federal income tax returns for the tax years 1997-2004 have been examined by the U.S. Internal Revenue Service ("IRS") and, except as described below, have been resolved.

    (3)
    The examination is complete pending final assessment.

        Grace believes there may be a material change to Grace's aggregate recorded liabilities for uncertain tax positions within the next 12 months due to expected examinations of Grace income tax returns for tax years that remain subject to examination, the expected expiration of statutes of limitations applicable to certain issues reflected as uncertain tax positions and the matters described below:

1.
On April 3, 2009, Grace filed a Stipulation of Settled Issues (the "Stipulation") with the U.S. Tax Court with respect to a carryback of a net operating loss arising during the 1997-2001 tax years. Under the Stipulation, Grace would be entitled to a tax refund for the 1989 tax year of approximately $14.7 million plus interest. The Stipulation also confirms that the remainder of the specified liability losses may be used in tax years after 1989 and Grace expects that such use will result in related adjustments in such years. The Stipulation is not a final settlement until it is approved by both the Bankruptcy Court and the Joint Committee on Taxation of the U.S. Congress. On April 27, 2009, Grace filed a motion with the Bankruptcy Court for an order authorizing Grace to enter into the Stipulation. Grace estimates that it is reasonably possible

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

  that the tax benefit Grace may record upon final approval of the Stipulation ranges from $23 million to $28 million.

2.
In recent court decisions involving taxpayers other than Grace, certain tax benefits similar to those claimed by a non-U.S. subsidiary of Grace were denied. In addition, the outcome of a pending appeal involving taxpayers other than Grace may affect Grace's views on its own tax position. Based on the specific facts of our tax position, Grace believes it is more likely than not that Grace's tax benefits would be sustained if challenged. However, it is reasonably possible that such benefits would not be sustained. Grace estimates that it is reasonably possible that the tax expense Grace may record if it changed its assessment of this matter based on the outcome of these pending legal proceedings ranges from $13 million to $40 million (including interest). In such event, Grace would also expect to accelerate recognition of a deferred charge of $20 million.

        As of March 31, 2009, Grace has prior-year tax credit carryforwards of $84.6 million consisting of $65.0 million of foreign tax credit carryforwards with expiration dates through 2017, $0.6 million of general business credit carryforwards with expiration dates through 2025 and $18.9 million of alternative minimum tax credit carryforwards with no expiration dates. The $18.9 million of alternative minimum tax credit carryforwards includes $15.8 million which Grace does not expect will be available if Grace is successful in resolving certain issues reflected as uncertain tax positions.

        Grace anticipates generating U.S. net operating loss ("NOL") carryforwards upon emergence from Chapter 11. Because Grace did not pay a significant amount of U.S. tax in prior years and/or has already received or applied for tax refunds from available NOL carryback years, Grace expects to carryforward most of the NOLs after emergence from Chapter 11. Under federal income tax law, a corporation is generally permitted to carryforward NOLs for a 20-year period for deduction against future taxable income. Grace's ability to deduct NOL carryforwards could be significantly limited if it were to undergo an ownership change during, as a result of, or after emergence from, the Chapter 11 Cases. The Bankruptcy Court has entered an order that places certain limitations on trading in Grace common stock or options convertible into Grace common stock during the course of the Chapter 11 Cases. Nevertheless, Grace can provide no assurance that these limitations will prevent an ownership change or that Grace's ability to utilize NOLs will not be significantly limited as a result of the Chapter 11 Cases.

9. Pension Plans and Other Postretirement Benefits Plans

        Pension Plans    Grace maintains defined benefit pension plans covering employees of certain units who meet age and service requirements. Benefits are generally based on final average salary and years of service. Grace funds its U.S. qualified pension plans ("U.S. qualified pension plans") in accordance with U.S. federal laws and regulations. Non-U.S. pension plans ("non-U.S. pension plans") are funded under a variety of methods, as required under local laws and customs.

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

Notes to Consolidated Financial Statements (Continued)

9. Pension Plans and Other Postretirement Benefits Plans (Continued)

        At the December 31, 2008 measurement date for Grace's defined benefit pension plans, the projected benefit obligation ("PBO") was approximately $1,380 million as measured under U.S. GAAP. The PBO basis reflects the present value (using a 6.25% discount rate for U.S. plans and a 6.24% weighted average discount rate for non-U.S. plans as of December 31, 2008) of vested and non-vested benefits earned from employee service to date, based upon current services and estimated future pay increases for active employees.

        On a quarterly basis, Grace analyzes pension assets and pension liabilities along with the resulting funded status and updates its estimate of these measures. Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes.

        The assumed discount rate for pension plans reflects the market rates for high quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 6.25% as of December 31, 2008 was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. Based on review of an updated yield curve analysis as of March 31, 2009, Grace increased the discount rate for the U.S. qualified pension plans to 7.25% based on market rates at that time. Grace also evaluated the current discount rates for the pension plans in the United Kingdom, Germany and Canada, which combined represented approximately 89% of the benefit obligation of the non-U.S. pension plans as of December 31, 2008. Based on review of the yield curve analyses for these plans as of March 31, 2009, Grace changed the discount rate for the United Kingdom from 6.50% at December 31, 2008 to 6.75% at March 31, 2009, for Germany from 5.75% at December 31, 2008 to 6.00% at March 31, 2009, and for Canada from 7.50% at December 31, 2008 to 8.50% at March 31, 2009. The funded status as of March 31, 2009 reflects an increase in total assets of approximately $6 million and a decrease in total liabilities of approximately $110 million as compared to December 31, 2008, resulting from the change in discount rates (including the postretirement plan). After tax effects, total assets decreased from December 31, 2008 to March 31, 2009 by approximately $34 million, total liabilities decreased by approximately $110 million and shareholders' equity increased by approximately $76 million.

        At March 31, 2009, Grace's recorded pension liability for underfunded and unfunded plans was $576.2 million ($345.0 million included in "underfunded defined benefit pension plans", $124.6 million included in "unfunded pay-as-you-go defined benefit pension plans", $11.9 million included in "other current liabilities", and $94.7 million related to noncurrent supplemental pension benefits, included in "liabilities subject to compromise"). The recorded liability reflects 1) the shortfall between plan assets and the PBO of underfunded plans ($345.0 million); and 2) the PBO of unfunded pay-as-you-go plans ($231.2 million).

        Postretirement Benefits Other Than Pensions    Grace provides postretirement health care and life insurance benefits for retired employees of certain U.S. business units and certain divested units. The postretirement medical plan provides various levels of benefits to employees hired before 1991 who retire from Grace after age 55 with at least 10 years of service. These plans are unfunded and Grace pays a portion of the costs of benefits under these plans as they are incurred. Grace applies SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires that the future costs of postretirement health care and life insurance benefits be accrued over the employees' years of service.

Notes to Consolidated Financial Statements (Continued)

9. Pension Plans and Other Postretirement Benefits Plans (Continued)

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

        For 2009 measurement purposes, per capita costs, before retiree contributions, were assumed to initially increase at a rate of 8.0%. The rate is assumed to decrease gradually to 5% through 2014 and remain at that level thereafter. A one percentage point increase or decrease in assumed health care medical cost trend rates would not materially change Grace's postretirement benefit obligations (impact of less than $1 million) and would have a negligible impact on the aggregate of the service and interest cost components of net periodic benefit cost.

	Three Months Ended March 31,
	2009			2008
	Pension			Pension
Components of Net Periodic Benefit Cost (Income) (In millions)	U.S.	Non-U.S.	Other	U.S.	Non-U.S.	Other
Service cost	$4.3	$1.7	$0.1	$4.2	$2.2	$0.1
Interest cost	16.1	4.9	1.1	15.6	5.9	1.3
Expected return on plan assets	(11.2)	(3.5)	—	(15.5)	(5.0)	—
Amortization of prior service cost (credit)	0.3	0.1	(1.1)	0.4	0.2	(2.2)
Amortization of net deferred actuarial loss	8.5	0.7	0.3	5.0	1.3	0.5

Net periodic benefit cost (income)	$18.0	$3.9	$0.4	$9.7	$4.6	$(0.3)

        Plan Contributions and Funding    Subject to any required approval of the Bankruptcy Court, Grace intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under U.S. GAAP. Grace has obtained Bankruptcy Court approval to fund all minimum required payments under the U.S. qualified pension plans through April 2009. In that regard, Grace contributed approximately $49 million in 2008, approximately $7 million in January 2009 and approximately $9 million in April 2009 to the trusts that hold assets of the U.S. qualified pension plans. While Grace intends to continue to fund all minimum required payments under the U.S. qualified pension plans, there can be no assurance that the Bankruptcy Court will continue to approve these payments.

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

Notes to Consolidated Financial Statements (Continued)

10. Other Balance Sheet Accounts

(In millions)	March 31, 2009	December 31, 2008
Other Assets
Deferred charges	$31.6	$33.5
Cash value of life insurance policies, net of policy loans	4.2	4.2
Long-term receivables, less allowances of $0.0 (2008—$0.0)	0.9	0.9
Patents, licenses and other intangible assets, net	68.4	72.5
Fair value of foreign exchange rate forward contracts	28.4	21.0
Investments in unconsolidated affiliates and other	18.3	17.2

	$151.8	$149.3

Other Current Liabilities
Accrued compensation	$64.1	$88.1
Customer volume rebates	24.9	37.7
Accrued commissions	8.6	13.0
Accrued Chapter 11 reorganization expenses	21.1	23.9
Income tax payable	16.3	15.9
Deferred tax liability	7.4	7.9
Fair value of foreign exchange rate forward contracts	2.6	3.7
Other accrued liabilities	122.2	101.3

	$267.2	$291.5

        Accrued compensation in the table above includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

11. Commitments and Contingent Liabilities

Asbestos-Related Liability See Note 3

        Environmental Remediation    Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace accrues for anticipated costs associated with investigative and remediation efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. These accruals do not take into account any discounting for the time value of money.

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

        At March 31, 2009, Grace's estimated liability for environmental investigative and remediation costs totaled $150.7 million, as compared with $152.2 million at December 31, 2008. The amount is based on funding and/or remediation agreements in place, including the Multi-Site Agreement

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingent Liabilities (Continued)

described below, and Grace's best estimate of its cost for sites not subject to a formal remediation plan. Grace's estimated environmental liabilities are included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets.

        Net cash expenditures charged against previously established reserves for the three months ended March 31, 2009 and 2008 were $2.2 million and $1.3 million, respectively.

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

Vermiculite Related Matters

        EPA Cost Recovery Claim    As a result of a 2002 U.S. District Court ruling, Grace is required to reimburse the U.S. Government for $54.5 million (plus interest) in costs expended through December 2001, and for all appropriate future costs to complete asbestos-related remediation relating to Grace's former vermiculite mining and processing activities in the Libby, Montana area. These costs include cleaning and/or demolition of contaminated buildings, excavation and removal of contaminated soil, health screening of Libby residents and former mine workers, and investigation and monitoring costs.

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

        Grace's total estimated liability for asbestos remediation related to its former vermiculite operations in Libby, including the cost of remediation at vermiculite processing sites outside of Libby, at March 31, 2009 and December 31, 2008 was $47.7 million and $48.4 million, respectively, excluding interest. The estimated obligation as of each date does not include the cost to remediate the Grace-owned Libby vermiculite mine, which is not currently estimable.

        Montana Criminal Proceeding    In February, 2005, the United States Department of Justice announced the unsealing of a grand jury indictment against Grace and seven former senior level

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingent Liabilities (Continued)

employees (one of whom is now deceased and two of whom have been dismissed from the case) (United States of America v. W. R. Grace & Co. et al.) relating to Grace's former vermiculite mining and processing activities in Libby, Montana. The indictment accuses the defendants of (1) conspiracy to violate environmental laws and obstruct federal agency proceedings; (2) violations of the federal Clean Air Act; and (3) obstruction of justice. Grace categorically denied any criminal wrongdoing.

        The trial began February 19, 2009. On May 8, 2009, Grace and its former employees were found not guilty on all counts of the indictment.

        The Bankruptcy Court previously granted Grace's request to advance legal and defense costs to the employees involved in this case, subject to a reimbursement obligation if it is later determined that the employees did not meet the standards for indemnification set forth under the appropriate state corporate law. For the quarters ended March 31, 2009 and 2008, total expense for Grace and the employees was $24.6 million and $3.0 million, respectively, which amounts are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

        New Jersey Claims    In 2005, the New Jersey Department of Environmental Protection ("NJDEP") filed a lawsuit against Grace and two former employees, which was removed at Grace's request to the U.S. District Court for the District of New Jersey (N.J. Dept. of Environmental Protection v. W. R. Grace & Co. et al.), seeking civil penalties for alleged misrepresentations and false statements made in a Preliminary Assessment/Site Investigation Report and Negative Declarations submitted by Grace to the NJDEP in 1995 pursuant to the New Jersey Industrial Site Recovery Act. Grace submitted the report, which was prepared by an independent environmental consultant, in connection with the closing of Grace's former vermiculite expansion plant in Hamilton Township, New Jersey. In 2005, the Bankruptcy Court stayed this lawsuit. In April 2008, the Bankruptcy Court issued a ruling stating that the lawsuit filed by the NJDEP was in violation of the automatic stay and enjoining further pursuit of all claims in the lawsuit. In March 2009, the Delaware District Court upheld the Bankruptcy Court's ruling. In April 2009, the NJDEP appealed this ruling to the U.S. Court of Appeals for the Third Circuit. To the extent this lawsuit proceeds against the two former Grace employees, Grace may have an indemnification obligation.

        In April 2007, New Jersey filed a motion for leave to file a late proof of claim in the amount of $31 million with respect to substantially the same claims set forth in the lawsuit described in the preceding paragraph. In August 2007, the Bankruptcy Court denied this motion and the Delaware District Court affirmed this ruling on appeal in March 2008. In April 2008, New Jersey appealed this ruling to the Third Circuit, which appeal is still pending.

Non-Vermiculite Related Matters

        At March 31, 2009 and December 31, 2008, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $103.0 million and $103.8 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon an evaluation of claims for which sufficient information was available and the liabilities settled pursuant to the multi-site settlement agreement described above. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingent Liabilities (Continued)

        Purchase Commitments    Grace engages in purchase commitments to minimize the volatility of major components of direct manufacturing costs including natural gas, certain metals, asphalt, amines and other materials. Such commitments are for quantities that Grace fully expects to use in its normal operations.

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

        Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At March 31, 2009, Grace had gross financial assurances issued and outstanding of $233.8 million, comprised of $113.3 million of surety bonds issued by various insurance companies, and $120.5 million of standby letters of credit and other financial assurances issued by various banks. As discussed in Note 6, $60.4 million of these financial assurances have been issued under the DIP facility.

        Accounting for Contingencies    Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. GAAP. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingent Liabilities (Continued)

for such contingencies have been included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at March 31, 2009.

12. Restructuring Expenses

        In the first quarter 2009, Grace implemented cost reduction and restructuring programs to further improve productivity. Grace accrued $19.1 million of restructuring expense related to the restructuring programs in the first quarter. The restructuring programs include a world-wide involuntary restructuring program and a U.S. voluntary early retirement restructuring program. Grace expects to accrue additional restructuring expense of approximately $1.6 million in 2009 related to the involuntary program as the final elements of that program are completed. The first quarter accrual for the voluntary program is based on Grace's current estimate of the cost of that program, and Grace expects to adjust the accrual in the second quarter when the program is completed. Grace expects substantially all costs of these programs to be paid by year-end 2009.

        The restructuring programs initiated in the first quarter are expected to reduce total employment by approximately 300 employees by year-end 2009.

        Grace implemented cost reduction and restructuring programs in 2008 resulting in a reduction of total employment of approximately 200 employees during 2008, primarily in our Grace Construction Products segment. In the second quarter 2008, Grace accrued $5.2 million in severance and other costs related to the 2008 restructuring programs.

	Three Months Ended March 31,
Restructuring Charge:	2009	2008
Severance and other employee related costs	$18.9	$—
Asset Write-offs	0.2	—

Total Restructuring Charges	$19.1	$—

	Three Months Ended March 31,
Restructuring Liability:	2009	2008
Beginning Balance:	$—	$—
Accruals	19.1	—
Payments	(2.9)	—

Total Restructuring Liability	$16.2	$—

Notes to Consolidated Financial Statements (Continued)

12. Restructuring Expenses (Continued)

	Three Months Ended March 31,
Employee Reduction by Operating Segment:	2009	2008
Grace Davison	150	—
Grace Construction Products	110	—
Corporate	40	—

Total	300	—

13. Other (Income) Expense, net

        Components of other (income) expense, net are as follows:

	Three Months Ended March 31,
(In millions)	2009	2008
Net income from life insurance policies	$(1.1)	$(1.1)
Interest income	(0.2)	(1.1)
Net gain on sales of investments and disposals of assets	(1.4)	(1.6)
Currency translation—intercompany loans	16.3	(38.6)
Value of currency contracts	(8.4)	26.5
Other currency transaction effects	2.0	0.9
Other miscellaneous income	(5.4)	(2.3)

Total other (income) expense, net	$1.8	$(17.3)

14. Comprehensive Income (Loss)

        The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the quarters ended March 31, 2009 and 2008:

Three Months Ended March 31, 2009 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.7)	$0.3	$(0.4)
Amortization of net deferred actuarial loss included in net periodic benefit cost	9.5	(3.3)	6.2
Other changes in funded status	57.7	(20.4)	37.3

Benefit plans, net	66.5	(23.4)	43.1
Foreign currency translation adjustments	(11.8)	—	(11.8)
Gain (loss) from hedging activities	(1.3)	0.5	(0.8)

Other comprehensive income (loss) attributable to W.R. Grace & Co. shareholders	$53.4	$(22.9)	$30.5

Notes to Consolidated Financial Statements (Continued)

14. Comprehensive Income (Loss) (Continued)

Three Months Ended March 31, 2008 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(1.6)	$0.6	$(1.0)
Amortization of net deferred actuarial loss included in net periodic benefit cost	6.8	(2.4)	4.4
Other changes in funded status	(2.4)	2.3	(0.1)

Benefit plans, net	2.8	0.5	3.3
Foreign currency translation adjustments	1.9	—	1.9
Gain (loss) from hedging activities	3.5	(1.3)	2.2

Other comprehensive income (loss) attributable to W.R. Grace & Co. shareholders	$8.2	$(0.8)	$7.4

        The following table presents the components of Grace's accumulated other comprehensive income (loss) at March 31, 2009 and December 31, 2008:

Components of Accumulated Other Comprehensive Income (Loss) (In millions)	March 31, 2009	December 31, 2008
Defined benefit pension and other postretirement plans:
Net prior service credit (net of tax)	$0.4	$0.8
Net deferred actuarial loss (net of tax)	(502.0)	(545.5)

Benefit plans, net	(501.6)	(544.7)
Foreign currency translation	(20.3)	(8.5)
Hedging activities, net of tax	(7.9)	(7.1)

Accumulated other comprehensive income (loss)	$(529.8)	$(560.3)

        Accumulated other comprehensive income (loss) related to the defined benefit pension and other postretirement plans at March 31, 2009 and December 31, 2008, respectively, represents the accumulation of net actuarial losses of $502.0 million and $545.5 million as well as net prior service credits of $0.4 million and $0.8 million. These amounts are net of tax and are amortized as a component of net periodic benefit cost. For the quarters ended March 31, 2009 and 2008, the pre-tax benefit recognized related to prior service credits was $0.7 million and $1.6 million, respectively, and the pre-tax expense recognized for amortization of accumulated actuarial losses was $9.5 million and $6.8 million, respectively. In addition, $57.7 million of pre-tax income and $2.4 million of pre-tax loss was recognized for changes in funded status during the quarters ended March 31, 2009 and 2008, respectively.

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

Notes to Consolidated Financial Statements (Continued)

15. Earnings Per Share

        The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended March 31,
Earnings Per Share (In millions, except per share amounts)	2009	2008
Numerators
Net income (loss) attributable to W. R Grace & Co. shareholders	$(38.9)	$17.7

Denominators
Weighted average common shares—basic calculation	72.2	71.7
Dilutive effect of employee stock options	—	0.7

Weighted average common shares—diluted calculation	72.2	72.4

Basic earnings per share	$(0.54)	$0.25

Diluted earnings per share	$(0.54)	$0.24

        Stock options that could potentially dilute basic earnings per share (that were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares) were approximately 2.8 million for the quarter ended March 31, 2009. There were no anti-dilutive options outstanding for the quarter ended March 31, 2008.

Notes to Consolidated Financial Statements (Continued)

16. Operating Segment Information

        Grace is a global producer of specialty chemicals and materials. It generates revenues from two operating segments: Grace Davison, which includes specialty catalysts and specialty materials used in a wide range of refining, consumer industrial, packaging and life sciences applications; and Grace Construction Products, which includes specialty construction chemicals and specialty building materials used in commercial, infrastructure, and residential construction. Intersegment sales, eliminated in consolidation, are not material. The table below presents information related to Grace's operating segments for the quarters ended March 31, 2009 and 2008. Only those corporate expenses directly related to the operating segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

Operating Segment Data

	Three Months Ended March 31,
(In millions)	2009	2008
Net Sales
Grace Davison	$477.8	$497.1
Grace Construction Products	204.3	262.1

Total	$682.1	$759.2

Pre-tax Operating Income (loss)—Core Operations
Grace Davison	$28.3	$74.3
Grace Construction Products	7.6	26.3
Corporate costs	(21.2)	(20.8)
Defined benefit pension expense	(18.1)	(11.6)

Total	$(3.4)	$68.2

        Restructuring charges of $18.1 million for the first quarter 2009 are included in the above operating segment results as follows: Grace Davison $11.7 million, Grace Construction Products $4.7 million and Corporate $1.7 million. An additional $1.0 million is reflected in pre-tax income (loss) from noncore activities.

        Corporate costs include expenses of corporate headquarters functions incurred in support of core operations, such as corporate finance, legal services, human resources management, communications and regulatory affairs.

        In the first quarter of 2009, Grace changed the manner in which it reviews the performance of its operating segments by excluding defined benefit pension expense from the calculation of operating segment pre-tax operating income. Grace believes that the revised pre-tax operating income measures provide a better indicator of our operating segment performance as defined benefit pension expense is not managed at a business segment level. Grace has retrospectively restated all prior period segment financial information to be consistent with the 2009 presentation.

Notes to Consolidated Financial Statements (Continued)

16. Operating Segment Information (Continued)

        The following table presents information related to the geographic areas in which Grace operated for the quarters ended March 31, 2009 and 2008. Sales are attributed to geographic areas based on customer location.

Geographic Area Data

	Three Months Ended March 31,
(In millions)	2009	2008
Net Sales
United States	$239.7	$250.3
Canada and Puerto Rico	19.3	23.3

Total North America	259.0	273.6
Europe Africa	247.0	324.0
Asia Pacific	121.2	112.2
Latin America	54.9	49.4

Total	$682.1	$759.2

        The pre-tax operating income for Grace's operating segments for the quarters ended March 31, 2009 and 2008 is reconciled below to income before income taxes and noncontrolling interest presented in the accompanying Consolidated Statements of Operations.

Reconciliation of Operating Segment Data to Financial Statements

	Three Months Ended March 31,
(In millions)	2009	2008
Pre-tax operating income (loss)—core operations	$(3.4)	68.2
Noncontrolling interests in consolidated entities	0.1	2.9
Chapter 11 expenses, net of interest income	(10.0)	(18.4)
Net gain on sales of investments and disposals of assets	1.4	1.6
Provision for environmental remediation	(0.7)	(5.9)
Interest expense and related financing costs	(9.2)	(15.1)
Other, net	(40.4)	5.2

Income (loss) before income taxes and noncontrolling interests	$(62.2)	$38.5

17. Noncontrolling Interests in Consolidated Entities

        Grace conducts certain business activities in various countries through joint ventures with unaffiliated third parties, the financial results of which are included in Grace's consolidated financial

Notes to Consolidated Financial Statements (Continued)

17. Noncontrolling Interests in Consolidated Entities (Continued)

statements. The following tables present summary financial statistics for Grace's combined businesses subject to profit sharing:

	Three Months Ended March 31,
(In millions)	2009	2008
Sales	$123.0	$89.0
Income before taxes	0.3	7.3
Net income	0.2	5.8
Noncontrolling interests in net income	0.1	2.9
Dividends paid to noncontrolling interests	$(13.7)	$—

(In millions)	March 31, 2009	December 31, 2008
Cash	$80.4	$78.1
Other current assets	103.2	153.3
Total assets	203.9	252.8
Total liabilities	67.9	84.1
Shareholders' equity	135.9	168.7
Noncontrolling interests in shareholders' equity	$59.1	$73.1

        Noncontrolling interests primarily pertains to Advanced Refining Technologies LLC ("ART"), a joint venture between Grace and Chevron Products Company in which Grace holds a 55% economic interest.

        The ART joint venture paid dividends of $13.7 million to Chevron Products Company and $16.9 million to Grace in the first quarter of 2009. These dividends were a distribution of earnings from prior years as required by the joint venture agreement.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Financial Summary

        Following is a summary of our financial performance for the quarter ended March 31, 2009 compared with the quarter ended March 31, 2008. In the first quarter 2009, we changed the manner in which we assess the performance of our operating segments by excluding defined benefit pension expense from the calculation of operating segment pre-tax operating income. We believe that the revised pre-tax operating income measures provide a more transparent indicator of our operating segment performance and the cost of our defined benefit pension plans. We have retrospectively restated all prior period segment financial information to be consistent with the 2009 presentation.

  •
  Sales for the first quarter were $682.1 million compared with $759.2 million in the prior year quarter, a 10.2% decrease (4.0% before the effects of currency translation). The sales decrease was attributable primarily to lower volumes and unfavorable currency translation, partially offset by higher selling prices in both operating segments. Sales were down 5.3% in North America and 23.8% in Europe, and up 11.1% in Latin America and 8.0% in Asia Pacific.

  •
  Net loss for the first quarter was $38.9 million, or $0.54 per diluted share, compared with net income of $17.7 million, or $0.24 per diluted share, in the prior year quarter. Results in both the 2009 and 2008 quarters were negatively affected by Chapter 11 expenses, litigation and other matters not related to core operations. Excluding Chapter 11 expenses, the loss on noncore activities, and the tax effects of such expenses and loss, the net loss would have been $8.7 million for the first quarter compared with net income of $35.2 million calculated on the same basis for the prior year quarter.

  •
  Pre-tax loss from core operations was $3.4 million in the first quarter compared with income of $68.2 million in the prior year quarter. As previously reported, Grace expected a pre-tax loss from core operations in the first quarter 2009 due to the unfavorable effects of lower sales volumes, higher costs of goods sold, and the restructuring charge discussed below. Cost of goods sold in the first quarter 2009 reflects approximately $40 million of high raw materials and energy costs incurred in the fourth quarter 2008. Raw materials and energy costs in the first quarter 2009 were below their fourth quarter 2008 peak, though such costs remained above their first quarter 2008 levels.

  •
  We recorded a pre-tax charge of $19.1 million in the first quarter related to cost reduction and restructuring actions in both operations and administrative functions. We expect these actions to improve our earnings and cash flow beginning in the second quarter and we expect these actions to save approximately $22 million in operating costs in the current year. We expect these actions, together with cost reduction and restructuring actions that we completed in 2008, to produce over $40 million of annualized cost savings by 2010. The restructuring programs initiated in the first quarter are expected to reduce total employment by approximately 300 employees by year-end 2009. Together with cost reduction and restructuring programs implemented in 2008, these actions will reduce total employment by approximately 500 employees by year-end 2009. We remain cautious in our outlook for customer demand in 2009, and we are continuing to focus on reducing operating costs and working capital requirements. We expect to record additional restructuring expenses in 2009 as additional cost reduction programs are implemented.

  •
  Pre-tax loss from noncore activities was $39.9 million in the first quarter compared with a loss of $0.2 million in the prior year quarter. The increase in the noncore loss is primarily attributable to higher legal spending and a net difference between the effects of foreign currency fluctuations on the value of intercompany loans and the value of associated hedge contracts.

  •
  Operating free cash flow was $77.8 million in the first quarter compared to a use of $10.8 million in the prior year quarter. The improvement was attributable primarily to reduced working capital and capital expenditures, partially offset by lower pre-tax income from core operations. Net cash provided by operating activities was $54.7 million in the first quarter compared to net cash used for operating activities of $47.7 million in the prior year quarter.

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

  •
  GCP Europe includes products sold to customers in Eastern and Western Europe, the Middle East, Africa and India; and

  •
  GCP Asia Pacific includes products sold to customers in Asia (excluding India), Australia and New Zealand.

        Grace Construction Products sales are heavily influenced by global non-residential construction activity and U.S. residential construction activity.

Global scope

        We operate our business on a global scale with approximately 65% of our sales outside the United States. We conduct business in over 40 countries and in more than 20 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations in relation to the U.S. dollar affect our reported earnings, net assets and cash flows.

 Summary of Financial Information and Metrics

        Set forth below are our key operating statistics with dollar and percentage changes for the quarters ended March 31, 2009 and 2008. Please refer to this Analysis of Continuing Operations when reading Management's Discussion and Analysis of Financial Condition and Results of Operations.

        In the Analysis of Continuing Operations, as well as in the financial information presented throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, we present our financial results in the same manner as results are reviewed internally. We review our results of operations by operating segment and separate "core operations" from "noncore activities." Core operations include the financial results of Grace Davison, Grace Construction Products, and the costs of corporate activities that directly or indirectly support our business operations. In contrast, noncore activities include all other events and transactions not directly related to the generation of operating revenue or the support of our core operations and generally relate to our former operations and products. See "Pre-tax Loss from Noncore Activities" for more information about noncore activities. We use pre-tax income from core operations as the profitability factor in all significant business decisions and as a performance factor in determining certain incentive compensation.

        Pre-tax income from core operations, pre-tax loss from noncore activities, pre-tax income from core operations as a percentage of sales, and pre-tax income from core operations before depreciation and amortization do not purport to represent income or cash flow measures as defined under U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), and you should not consider them an alternative to such measures as an indicator of our performance. We provide these measures so you can distinguish the operating results of our current business base from the income and expenses of our past businesses, discontinued products, and corporate legacies, and the effect of our Chapter 11 proceedings, and to ensure that you understand the key data that management uses to evaluate our results of operations.

        Pre-tax income from core operations has material limitations as an operating performance measure because it excludes income and expenses that comprise our noncore activities, which include, among other things, provisions for asbestos-related litigation and environmental remediation, income from insurance settlements, and legal costs, which have been material components of our net income. Pre-tax income from core operations before depreciation and amortization also has material limitations as an operating performance measure since it excludes the impact of depreciation and amortization expense. Our business is substantially dependent on the successful deployment of our capital assets; therefore, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. We compensate for the limitations of these measurements by using these indicators together with net income as measured under U.S. GAAP to present a complete analysis of our results of operations. You should evaluate pre-tax income from core operations and pre-tax income from core operations before depreciation and amortization in conjunction with net income for a more complete analysis of our financial results.

	Three Months Ended March 31,
Analysis of Continuing Operations (In millions)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)
Net sales:
Grace Davison	$477.8	$497.1	$(19.3)	(3.9)%

Refining Technologies	276.7	236.9	39.8	16.8%
Materials Technologies	134.0	170.3	(36.3)	(21.3)%
Specialty Technologies	67.1	89.9	(22.8)	(25.4)%

Grace Construction Products	204.3	262.1	(57.8)	(22.1)%

Americas	111.8	132.5	(20.7)	(15.6)%
Europe	62.9	97.6	(34.7)	(35.6)%
Asia	29.6	32.0	(2.4)	(7.5)%

Total Grace net sales	$682.1	$759.2	$(77.1)	(10.2)%

Net Sales by Region:
North America	$259.0	$273.6	$(14.6)	(5.3)%
Europe Africa	247.0	324.0	(77.0)	(23.8)%
Asia Pacific	121.2	112.2	9.0	8.0%
Latin America	54.9	49.4	5.5	11.1%

Total	$682.1	$759.2	$(77.1)	(10.2)%

Pre-tax operating income:
Grace Davison(b)	$40.0	$74.3	$(34.3)	(46.2)%
Grace Construction Products(c)	12.3	26.3	(14.0)	(53.2)%
Corporate costs	(19.5)	(20.8)	1.3	6.2%
Restructuring costs(g)	(18.1)	—	(18.1)	NM
Defined benefit pension expense(d)	(18.1)	(11.6)	(6.5)	(56.0)%

Pre-tax income (loss) from core operations(a)	(3.4)	68.2	(71.6)	(105.0)%
Pre-tax income (loss) from noncore activities(a)(g)	(39.9)	(0.2)	(39.7)	NM
Interest expense, net	(9.0)	(14.0)	5.0	35.7%

Income (loss) before Chapter 11 expenses and income taxes	(52.3)	54.0	(106.3)	(196.9)%
Chapter 11 expenses, net of interest income	(10.0)	(18.4)	8.4	45.7%
Benefit from (provision for) income taxes	23.4	(17.9)	41.3	NM

Net income (loss) attributable to W. R. Grace & Co. shareholders	$(38.9)	$17.7	$(56.6)	NM

Reconciliation of pre-tax income (loss) from core operations to income (loss) before income taxes:
Pre-tax income (loss) from core operations	$(3.4)	$68.2	$(71.6)	(105.0)%
Noncontrolling interests	0.1	2.9	(2.8)	(96.6)%
Interest expense, net	(9.0)	(14.0)	5.0	35.7%
Chapter 11 expenses	(10.0)	(18.4)	8.4	45.7%
Pre-tax income (loss) from noncore activities	(39.9)	(0.2)	(39.7)	NM

Income (loss) before income taxes	$(62.2)	$38.5	$(100.7)	NM

	Three Months Ended March 31,
Analysis of Continuing Operations (In millions)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)
Key Financial Measures:
Pre-tax income from core operations as a percentage of sales:
Grace Davison	8.4%	14.9%	NM	(6.5	) pts
Grace Construction Products	6.0%	10.0%	NM	(4.0	) pts
Total Core Operations	(0.5)%	9.0%	NM	(9.5	) pts
Total Core Operations adjusted for profit sharing of joint ventures(e)	(0.5)%	9.4%	NM	(9.9	) pts
Pre-tax income from core operations before depreciation and amortization	$24.1	$98.4	$(74.3)	(75.5)%
As a percentage of sales	3.5%	13.0%	NM	(9.5	) pts
Depreciation and amortization	$27.5	$30.2	$2.7	8.9%
Gross profit percentage (sales less cost of goods sold as a percent of sales)(f):
Grace Davison	22.4%	30.8%	NM	(8.4	) pts
Grace Construction Products	31.1%	33.5%	NM	(2.4	) pts
Total Grace	24.7%	31.5%	NM	(6.8	) pts

Note (a): In the above chart and in other parts of this document, Grace presents its results of operations by operating segment and for "core operations" and "noncore activities". Core operations comprise the financial results of Grace Davison, Grace Construction Products and the cost of corporate activities that directly or indirectly support business operations. In contrast, noncore activities comprise all other events and transactions not directly related to the generation of operating revenue or the support of core operations and generally relate to Grace's former operations and products. Grace uses pre-tax income from core operations and operating free cash flow as performance factors in determining certain incentive compensation and as the profitability factor in all significant business decisions. Pre-tax income from core operations, pre-tax loss from noncore activities, pre-tax income from core operations as a percentage of sales, pre-tax income from core operations before depreciation and amortization, and operating free cash flow do not purport to represent income or cash flow measures as defined under U.S. GAAP, and should not be considered as an alternative to such measures as an indicator of Grace's performance. These measures are provided to distinguish operating results of Grace's current business base from the income and expenses of past businesses, discontinued products, and corporate legacies, including the effect of Grace's Chapter 11 proceedings.

Note (b): Grace Davison pre-tax operating income includes noncontrolling interests primarily related to the Advanced Refining Technologies joint venture.

Note (c): Grace Construction Products pre-tax operating income includes noncontrolling interests related to consolidated joint ventures.

Note (d): Pension expense includes all defined benefit pension expense of core operations for all periods presented. These amounts were previously allocated to the operating segments and corporate.

Note (e): Reflects the add-back of noncontrolling interests expense.

Note (f): Includes depreciation and amortization related to manufacturing of products.

Note (g): Restructuring costs included in pre-tax income from core operations above have been reflected by operating segment in Note 16 as follows: Grace Davison $11.7 million, Grace Construction Products $4.7 million, and Corporate $1.7 million. An additional $1.0 million, reflected in pre-tax income (loss) from noncore activities above, is also reflected in Corporate in Note 16.

NM—Not Meaningful

Grace Overview

        Following is an overview of our financial performance for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008.

Net Sales

Grace Net Sales
($ in millions)

        The following table identifies the year-over-year increase or decrease in sales attributable to changes in product volume, product price and/or mix, metals volumes and prices, and the impact of foreign currency translation.

	Three Months Ended March 31, 2009 as a Percentage Increase (Decrease) from Three Months Ended March 31, 2008
Net Sales Variance Analysis	Volume	Price/Mix	Currency Translation	Metals	Total
Grace Davison	(5.3)%	8.1%	(5.6)%	(1.1)%	(3.9)%
Grace Construction Products	(19.4)%	4.4%	(7.1)%	N/A	(22.1)%
Net sales	(10.2)%	6.9%	(6.1)%	(0.8)%	(10.2)%
By Region:
North America	(12.7)%	9.6%	(0.9)%	(1.3)%	(5.3)%
Europe Africa	(16.2)%	2.5%	(10.0)%	(0.1)%	(23.8)%
Asia Pacific	3.8%	9.5%	(3.5)%	(1.8)%	8.0%
Latin America	12.3%	14.4%	(16.0)%	0.4%	11.1%

        Volume declines and unfavorable foreign currency translation were only partially offset by higher selling prices for our products in the first quarter of 2009 as compared with the prior year quarter. Volumes in Europe were down sharply in both operating segments. North American volumes were also down, particularly in Grace Construction Products. Volumes in Latin America and Asia Pacific were up, but did not offset overall declines in both operating segments. Pricing actions taken in 2008 continued to have a favorable effect on sales in all product groups and in all regions in the first quarter of 2009. A stronger dollar, particularly as compared to the euro, the UK pound and Latin American currencies, had a negative effect on sales in the first quarter of 2009.

 Pre-tax Income from Core Operations

Grace
Operating Income and Margin
($ in millions)

        Operating profit decreased in the first quarter, primarily due to three factors: higher cost of goods sold, lower volumes, and restructuring costs incurred in the quarter, which more than offset the favorable impact of higher prices and cost containment actions in the operating segments and the corporate functions. Much of the inventory sold in the first quarter of 2009 was manufactured in the fourth quarter of 2008, when raw material costs peaked and operating rates in our factories were lower, resulting in high cost of goods sold. Operating margin was negative 0.5%, compared with 9.0% in the prior year quarter.

Operating Segment Overview—Grace Davison

        Following is an overview of the financial performance of Grace Davison for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008.

Net Sales

Grace Davison Net Sales
($ in millions)

        Grace Davison operating segment sales are reported in the following product groups:

	Three Months Ended March 31,
(In millions)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)
Refining Technologies	$276.7	$236.9	$39.8	16.8%
Materials Technologies	134.0	170.3	(36.3)	(21.3)%
Specialty Technologies	67.1	89.9	(22.8)	(25.4)%

Total Grace Davison Revenue	$477.8	$497.1	$(19.3)	(3.9)%

        First quarter sales of Grace Davison were unfavorably affected by the global economic slowdown which resulted in reduced sales volumes in most product groups and by foreign currency translation, partly offset by higher selling prices in all product groups. Foreign currency translation had an unfavorable effect on sales in the first quarter for all product groups as compared to the prior year quarter. As the global economy grew in 2007 and through most of 2008, costs for raw materials and energy used to produce our products increased significantly, especially in the first two quarters of 2008. We raised prices to offset these increased costs and to reflect our upgrade of product technologies.

  •
  Refining Technologies—The increase in first quarter sales was primarily a result of higher sales volume of hydroprocessing catalysts. Some hydroprocessing catalysts are consumed over a period of years and replacement orders occur in an irregular pattern. The increase in sales volume of hydroprocessing catalysts in the first quarter of 2009 when compared to the prior year quarter is a result of significant replacement orders filled during the quarter. Based on the expected order pattern in the second quarter of 2009, we expect sales of hydroprocessing catalysts to decrease by approximately $50 million when compared to the first quarter of 2009.

    Higher sales volume of hydroprocessing catalysts was partially offset by lower molybdenum prices. Molybdenum is a key raw material in our hydroprocessing catalysts and we generally pass the cost of molybdenum through to our customers. Molybdenum cost in the first quarter was approximately one-third its cost in the first quarter 2008, resulting in a decrease in pass-through sales of approximately $30 million.

    The increased sales volume of hydroprocessing catalysts was partially offset by decreased sales volume of FCC catalysts and additives. The slowdown in the global economy resulted in reduced demand for petroleum products during the first quarter. Many of our FCC catalysts and additives customers adjusted their petroleum production in response to reduced demand by extending annual refinery maintenance downtime and/or by operating refineries under conditions that consume less FCC catalysts and additives. The extended downtime and adjusted operating conditions reduced demand for our FCC catalysts and additives. First quarter sales were favorably affected by price increases, mostly in FCC catalysts and additives, implemented in 2008 to reflect our increased costs and our sales emphasis on upgraded products designed to improve refinery yields.

  •
  Materials Technologies—The slowdown in the global economy has reduced demand for our customers' products and, due to ongoing economic uncertainty, our customers have reduced their inventory levels. As a result of the reduced demand for our customers' products and their inventory actions, our customers have reduced their demand for our products. The first quarter sales decline was primarily caused by a greater than 20% decline in sales volume that resulted from this reduction in demand. Sales volume was down in all product lines. The slowdown in automotive and furniture sales, residential and commercial construction, and home renovations lowered the sales of our silica gel, molecular sieves, precipitated silica and colloidal silica into end-uses such as lacquers, coatings, automotive tires, food and personal care, and dual pane windows. The effect of the first quarter sales volume decline on sales was partially offset by price increases implemented to reflect our increased costs and our sales emphasis on higher value applications.

  •
  Specialty Technologies—Many of our customers produce polyolefin resin used in the manufacture of plastic materials, including high performance pipes, plastic films and household containers. The contraction in home and commercial construction, automotive demand and consumer spending has reduced demand for plastics, which has, in turn, reduced demand for our customers' polyolefin resin. In response to reduced demand for their products, our customers have curtailed production and idled manufacturing plants. In addition, due to ongoing economic uncertainty, our customers have reduced their inventory levels. These actions have reduced our customers' demand for our polyolefin catalysts used in the manufacture of polyolefin resin. The first quarter sales decline was primarily caused by a greater than 20% decline in sales volume as compared to the prior year quarter. First quarter sales as compared to the prior year quarter were also adversely affected by the decrease in the price of nickel. Nickel is a raw material used in our Raney® catalyst and we pass the cost of nickel through to our customers in our selling price.

Operating Income and Margin

Grace Davison
Operating Income and Margin
($ in millions)

        Pre-tax operating income decreased in the first quarter as compared to the prior year quarter as the unfavorable effect of sales of high-cost inventory produced in the fourth quarter 2008 and lower selling volumes more than offset the favorable effects of price increases and lower operating expenses.

        We capitalized high-cost inventory in the fourth quarter 2008 and sold that inventory in the first quarter. The high cost of inventory produced in the fourth quarter was primarily caused by the increase in costs of certain raw materials and energy during 2008. In addition, due to the slowdown in the global economy, we reduced production rates at our manufacturing operations which increased the per unit cost of our inventory. These factors contributed to the decrease in our margins in the first quarter as compared to the prior year first quarter. Though we experienced deflation in most of our raw material and energy costs for products produced and sold in the first quarter as compared to the prior year first quarter, we experienced some inflation in certain specialty raw materials such as rare earth.

        As demand for our products started to slow in late 2008, we implemented cost reduction and restructuring actions in our manufacturing plants to reduce fixed costs and we shifted production to our lowest cost manufacturing facilities. We have continued these efforts through the first quarter by reducing employment and curtailing spending on product lines that sell to the automotive, housing and construction industries. In addition, over the past few quarters, we have reduced energy consumption and waste disposal through better recycling and recovery and decreased usage. Notwithstanding our cost reduction efforts, we have continued research and development to rejuvenate existing products and improve performance for our customers.

Operating Segment Overview—Grace Construction Products

        Following is an overview of the financial performance of Grace Construction Products for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008.

Net Sales

Grace Construction Products Net Sales
($ in millions)

        Grace Construction Products sales are reported by geographic regions as follows:

	Three Months Ended March 31,
(In millions)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)
GCP Americas	$111.8	$132.5	$(20.7)	(15.6)%
GCP Europe Africa*	62.9	97.6	(34.7)	(35.6)%
GCP Asia Pacific	29.6	32.0	(2.4)	(7.5)%

Total GCP Revenue	$204.3	$262.1	$(57.8)	(22.1)%

*
Includes the Middle East and India.

The following table presents Grace Construction Products sales of similar products by end-use market.

	Three Months Ended March 31,
(In millions)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)
Specialty Construction Chemicals*	$127.2	$168.8	$(41.6)	(24.6)%
Specialty Building Materials**	77.1	93.3	(16.2)	(17.4)%

Total GCP Revenue	$204.3	$262.1	$(57.8)	(22.1)%

*
Includes concrete admixtures and cement additives.

**
Includes vermiculite products.

        First quarter sales of Grace Construction Products were unfavorably affected by the global construction slowdown which resulted in reduced sales volumes in both product groups and most geographic regions, particularly Europe and North America, and by foreign currency translation, partly offset by higher selling prices in all major geographic regions and product groups. As the global economy grew in 2007 and through most of 2008, costs for raw materials used to produce our products increased significantly, especially in the first two quarters of 2008. We raised prices to offset these rising costs. These price increases partially offset the effect of declining volumes on first quarter sales. Sales of Grace Construction Products are reported by geographic region as follows:

  •
  GCP Americas—The slowdown in the North American economy and disruption in credit markets has substantially reduced commercial and residential construction activities, resulting in a decline in cement and concrete consumption. Due to this reduction of activity and decreased cement and concrete consumption, our customers have reduced production in response to lower demand for their products. They have also decreased their orders for our specialty construction chemicals and building materials. First quarter sales in North America were down by almost 20% from the prior year quarter primarily due to declines in sales volume as partially offset by the 2008 price increases.

  Despite a general slowdown in construction activities, first quarter sales in Latin America were up 2% from the prior year quarter primarily due to volume growth in Mexico and Brazil as partially offset by foreign currency translation.

  •
  GCP Europe—The economic slowdown in Western and Central Europe has substantially reduced residential and commercial construction activities, particularly in the UK, Ireland and Spain, resulting in a decline in cement and concrete consumption. Several of our specialty construction chemicals customers have reduced production as a response to lower demand for their cement and concrete products. First quarter sales in Western and Central Europe were down primarily due to declines in sales volume and currency translation effects as partially offset by the 2008 price increases.

    The economic slowdown has also affected construction activities in the Middle East where many of our customers have experienced project delays, reducing demand for their products. As demand slowed for their products during the first quarter, several of our customers experienced increases in their inventories beyond typical levels. Demand for our products declined as these customers attempted to reduce their inventories to meet decreased demand. First quarter sales in the Middle East were down primarily due to declines in sales volume and currency translation effects as partially offset by the 2008 price increases.

  •
  GCP Asia Pacific—Construction activity continued to grow in the first quarter, though at a lower rate than in previous quarters. First quarter sales volume grew overall, particularly in Southeast Asia and Japan, but declined in Australia due to a reduction in commercial and residential construction activity. However, the effect of the sales volume increase was more than offset by the unfavorable effect of foreign currency translation.

        In order to improve economic conditions, governments in many countries have announced various types of fiscal stimulus programs, with a portion aimed at infrastructure spending. Our sales were not affected by these programs in the first quarter.

Operating Income and Margin

Grace Construction Products
Operating Income and Margin
($ in millions)

        Pre-tax operating income decreased in the first quarter as compared to the prior year quarter as the unfavorable effect of sales of high-cost inventory produced in the fourth quarter 2008, lower sales volumes and foreign currency translation more than offset the favorable effects of price increases and lower operating expenses.

        We capitalized high-cost inventory in the fourth quarter 2008 and sold that inventory in the first quarter. The high cost of inventory capitalized in the fourth quarter was primarily caused by the increase in costs of certain raw materials during 2008. In addition, due to the slowdown in the global economy, especially in North America and Central Europe, we reduced production rates at some of our manufacturing operations which increased the per unit cost of our inventory. These factors contributed to the decrease in our margins in the first quarter as compared to the prior year first quarter. Though the rate of increase in our raw material costs decreased, we experienced inflation in all three geographic regions in the first quarter as compared to the prior year quarter.

        As demand for our products started to slow in late 2008, we implemented cost reduction and restructuring actions to reduce fixed costs. We have continued these efforts through the first quarter by reducing employment, shortening work weeks and shifting production to our lowest cost manufacturing facilities.

        Notwithstanding our cost reduction efforts, we have continued our investments in growth regions such as Latin America, Middle East and Asia Pacific and our investment in research and development to support growth in both product groups.

Corporate Overview

Corporate Operating Expenses
($ in millions)

        Corporate costs include corporate functional costs (such as finance, legal services, human resources, communications and information technology), and other costs such as insurance premiums and incentive compensation. Corporate costs (which exclude restructuring expenses) decreased 6.2%, primarily due to lower costs of corporate functions, lower insurance costs, and reduced incentive compensation accruals.

 Pension Expense

        The following table presents the components of defined benefit pension expense for our advance-funded and pay-as-you-go plans:

	Three Months Ended March 31,
Components of Defined Benefit Pension Expense (In millions)	2009	2008
Annual pension benefits earned	$6.0	$6.4
Interest on opening liability—advance-funded plans	17.5	18.0
Expected return on plan assets	(14.7)	(20.5)

Net financing cost (benefit) of advance-funded plans	2.8	(2.5)
Interest on opening liability—pay-as-you-go plans	3.5	3.5

Net pension financing cost (benefit)	6.3	1.0
Amortization of:
Plan changes related to prior service	0.4	0.6
Accumulated differences between actual and assumed performance(1)	9.2	6.3

Net pension catch-up expense	9.6	6.9

Total Defined Benefit Pension Expense	21.9	14.3
Less: noncore pension expense	(3.8)	(2.7)

Total Core Pension Expense	$18.1	$11.6

    (1)
    Primarily related to return on assets, termination, and mortality.

        Pension costs include costs under domestic and foreign defined benefit pension plans that provide benefits to Grace Davison, Grace Construction Products, and corporate employees (excludes estimated pension expense related to employees of divested businesses, which are reported as part of pre-tax loss from noncore activities—see below).

        Pension expense increased significantly in 2009 primarily as a result of the significant decline in pension asset values in 2008. On a global basis we estimate that our 2009 pension expense will be approximately $89 million compared to $56.8 million in 2008. Final actual expense for 2009 will be determined with our actuaries later in 2009.

Pre-tax Loss from Noncore Activities

        Pre-tax loss from noncore activities reflects financial matters unrelated to our core operations. We expect this category of costs and income to be volatile as we address potentially material items through our Chapter 11 proceedings and the financial implications of our legal contingencies become apparent. Some noncore activities are shown as separate items on the Consolidated Statements of Operations. Those not separately listed are primarily included in selling, general and administrative expenses and in other (income) expense. The table below shows the components of noncore activities, and the captions in which each component is presented in the Consolidated Statements of Operations:

	Three Months Ended March 31,
(In millions)	2009	2008
Provision for environmental remediation—vermiculite	$—	$(5.0)
Provision for environmental remediation—other sites	(0.7)	(0.9)

Total provision for environmental remediation	$(0.7)	$(5.9)

COLI income, net	1.1	1.1
Translation effects—intercompany loans	(16.3)	38.6
Value of foreign currency forward contracts	8.4	(26.5)
Other	0.5	0.8

Total other income (expense), net	$(6.3)	$14.0

Legal defense costs	(24.6)	(2.7)
D&O insurance cost—portion related to Chapter 11	(0.8)	(1.0)
Asbestos administration	(1.9)	(1.7)
Postretirement benefit income—divested businesses	(0.4)	—
Other	(1.4)	(0.2)

Total selling, general and administrative expenses	$(29.1)	$(5.6)

Net pension costs—divested businesses	(3.8)	(2.7)

Total defined benefit pension expense	$(3.8)	$(2.7)

Total pre-tax loss from noncore activities	$(39.9)	$(0.2)

        The change in the pre-tax loss from noncore activities from the first quarter of 2008 to the first quarter of 2009 is primarily attributable to higher legal spending and a net difference between the change in value of intercompany loans and the change in value of associated hedge contracts, as discussed below.

        In November 2007, we purchased foreign currency forward contracts to mitigate the effect of foreign currency risk with respect to intercompany loans between our principal U.S. subsidiary and a German subsidiary. For the quarters ended March 31, 2009 and 2008, the difference in the change in value of the loans and the change in fair value of the hedge contracts resulted in a net loss of $7.7 million and a net gain of $10.4 million, respectively. The change in value of the intercompany loans and the hedge contracts is recorded as a component of other (income) expense in the Consolidated Statements of Operations.

Chapter 11 Expenses

        Although we are unable to precisely measure the impact of our Chapter 11 proceedings on our overall financial performance, we incur significant added costs that are directly attributable to operating in Chapter 11. Net Chapter 11 expenses consist primarily of legal, financial and consulting fees that we, the three creditors' committees, the equity committee and the legal representatives of future asbestos claimants incur, reduced by interest income earned on cash and cash equivalents held by our entities subject to Chapter 11. We pay for the costs of all committees and the committees' advisors. These costs fluctuate with the activity in our Chapter 11 proceedings.

        An analysis of Chapter 11 costs follows:

	Three Months Ended March 31,
Chapter 11 Expenses, net (In millions)	2009	2008
Costs related to:
Grace as debtor-in-possession	$4.8	$10.5
General Unsecured Committee	0.7	0.7
Asbestos Property Damage Committee	0.4	0.1
Asbestos Personal Injury Committee	2.2	3.3
Future Asbestos Claims Representatives	1.9	2.8
Equity Committee	0.2	1.3

Total expenses	10.2	18.7
Interest income on filing entity cash/investment balances	(0.2)	(0.3)

Chapter 11 expenses, net	$10.0	$18.4

        We incur numerous other indirect costs to manage our Chapter 11 proceedings such as: management time devoted to Chapter 11 matters; added cost of debt capital; added costs of general business insurance, including D&O liability insurance premiums; and lost business and acquisition opportunities due to the complexities and restrictions of operating under Chapter 11.

        We present the net costs of our reorganization under Chapter 11 of the U.S. Bankruptcy Code as "Chapter 11 expenses, net of interest income," a separate caption in our Consolidated Statements of Operations. We do not include Chapter 11 expenses in the measures of income from core operations or loss from noncore operations.

Interest Expense

        Interest expense for the quarter ended March 31, 2009 decreased compared with the prior year period. The decrease in interest expense is attributable to reductions in the prime rate and reduced interest accruals for certain pre-petition obligations, partially offset by the effects of compounding interest on certain liabilities subject to compromise over the course of the Chapter 11 proceeding.

        The average effective interest rates on pre-petition obligations for the quarters ended March 31, 2009 and 2008 were 3.4% and 4.8%, respectively. Such interest will not be paid until our proposed joint plan of reorganization or another plan of reorganization is confirmed and becomes effective.

Income Taxes

        The income tax provision (benefit) at the federal corporate rate of 35% for the quarters ended March 31, 2009 and 2008 would have been $(21.7) million and $13.5 million, respectively. The primary differences in each period between these amounts and the recorded provision (benefit) for income taxes, $(23.4) million and $17.9 million, respectively, are due to discrete adjustments related to provisions for tax contingencies, the non-deductibility of certain Chapter 11 expenses and tax rate differences in foreign jurisdictions.

Financial Condition, Liquidity, and Capital Resources

        Following is an analysis of our financial condition, liquidity and capital resources at March 31, 2009. For additional information regarding our Chapter 11 cases, see Note 2 to the Consolidated Financial Statements. For additional information regarding our asbestos-related litigation, see Note 3 to the Consolidated Financial Statements. For additional information regarding environmental matters, see Note 11 to the Consolidated Financial Statements.

Funding Emergence from Chapter 11

        On September 19, 2008, we filed a joint plan of reorganization with the bankruptcy court and on December 18, 2008, February 3, 2009, and February 27, 2009, we amended this joint plan of reorganization. We refer herein to the amended joint plan of reorganization as amended on February 27, 2009 as the Joint Plan and it is described in Notes 1 and 2 to the Consolidated Financial Statements. The Joint Plan includes material conditions to its confirmation and effectiveness. One of these conditions is that we obtain exit financing in an amount and on terms satisfactory to us. We anticipate that we will need approximately $1.0 billion in new financing to fund the Joint Plan. The actual amount of new financing will generally depend on the amount of our available cash resources, including net cash flow from our operating and investing activities prior to emergence, and the resolution costs of our outstanding claims and contingent liabilities. We have no assurance that new financing will be available to us on acceptable terms. If we are unable to obtain the necessary financing on acceptable terms, our emergence from Chapter 11 may be delayed.

Cash Resources and Available Credit Facilities

        At March 31, 2009, we had available liquidity of $739.6 million, consisting of $553.7 million in cash and cash equivalents, $15.6 million in short-term investment securities, approximately $104.6 million of available credit under our $165.0 million debtor-in-possession, or DIP, loan facility and approximately $65.7 million of available credit under various non-U.S. credit facilities.

        Investment securities of $15.6 million and $21.6 million at March 31, 2009 and December 31, 2008, respectively, consist of direct or indirect investments in debt securities. Prior to the fourth quarter of 2007, we classified our investment in the Columbia Strategic Cash Fund as cash and cash equivalents as redemptions were available in cash. In December 2007, the fund began a liquidation that is expected to continue through 2009 and restricted redemptions to in-kind distributions of securities held by the fund. We have elected to remain in the fund and to value the fund based on the underlying securities as determined by the fund principals.

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

        The following table summarizes our U.S. and non-U.S. credit facilities as of March 31, 2009:

Credit Facilities (In millions)	Maximum Borrowing Amount	Amount Available	Expiration Date
Country
U.S.	$165.0	$104.6	04/01/10	(1)
Germany	66.5	53.6	12/31/09
Germany	16.0	5.3	09/30/09
Other Countries	10.9	6.8	Various
			through 2010

Total	$258.4	$170.3

    (1)
    Expiration date is the earlier of April 1, 2010 or our emergence from Chapter 11.

        We believe that these funds and credit facilities will be sufficient to finance our operations and support our business strategy while we are in Chapter 11. We intend to renew these facilities as they expire in 2009.

Analysis of Cash Flows

        The following table summarizes our cash flows for the quarters ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(In millions)	2009	2008
Net cash provided by (used for) operating activities	$54.7	$(47.7)
Net cash provided by investing activities	59.8	6.7
Net cash provided by (used for) financing activities	(12.9)	6.7
Effect of currency exchange rate changes on cash and cash equivalents	(8.0)	14.6

Increase (decrease) in cash and cash equivalents	93.6	(19.7)
Cash and cash equivalents, beginning of period	460.1	480.5

Cash and cash equivalents, end of period	$553.7	$460.8

        Net cash provided by operating activities for the quarter ended March 31, 2009 was $54.7 million compared with $47.7 million used for operating activities for the quarter ended March 31, 2008. As a result of our ongoing cash productivity initiatives, net working capital was reduced by $89.6 million during the first quarter.

        Net cash provided by investing activities for the quarter ended March 31, 2009 was $59.8 million, compared with $6.7 million for the quarter ended March 31, 2008. The increase in net cash provided by investing activities is primarily due to proceeds of $68.8 million from the termination of life insurance policies on certain current and former employees. Capital expenditures for the quarter ended March 31, 2009 were $16.6 million. Net cash used for financing activities for the quarter ended March 31, 2009 was $12.9 million compared with $6.7 million provided by financing activities for the quarter ended March 31, 2008. The decrease is primarily attributable to the payment of dividends to noncontrolling interests and reduced proceeds from the exercise of stock options.

 Operating Free Cash Flow

        We use operating free cash flow as the cash flow measure in evaluating our operating results. We use operating free cash flow as a performance factor in determining certain incentive compensation. We define operating free cash flow to be pre-tax income from core operations before depreciation and amortization plus pension expense of core operations plus or minus the change in net working capital and specified other assets and liabilities of our core operations minus capital expenditures as set forth in the table below.

        We provide this measure so you can distinguish the cash flows of our current business base from the cash flows of our past businesses, discontinued products, corporate legacies, and Chapter 11 proceedings, and to ensure that you understand the key data that we use to evaluate our results of operations. However, operating free cash flow does not purport to represent net cash flow provided by operating activities as defined under U.S. GAAP, and you should not consider it an alternative to such measure as an indicator of our performance. Operating free cash flow has material limitations as a cash flow measure because it excludes cash flows from our noncore activities, including, among other things, provisions for asbestos-related litigation and environmental remediation and legal defense costs, and costs related to our Chapter 11 proceedings, which have been material components of our cash flow. We compensate for the limitations of this measure by using it together with net cash flow provided by operating activities as defined under U.S. GAAP to present a complete analysis of our cash flows. You should evaluate operating free cash flow in conjunction with net cash flow provided by (used for) operating activities for a more complete analysis of our cash flow results.

        The following table summarizes operating free cash flow for the quarters ended March 31, 2009 and 2008.

	Three Months Ended March 31,
(In millions)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)
Operating Free Cash Flow:
Pre-tax income from core operations before depreciation and amortization	$24.1	$98.4	$(74.3)	(75.5)%
Defined benefit pension expense of core operations	18.1	11.6	6.5	56.0%
Change in net working capital of core operations	94.0	(56.3)	150.3	NM
Change in other assets and liabilities of core operations	(41.8)	(38.6)	(3.2)	(8.3)%
Capital expenditures	(16.6)	(25.9)	9.3	35.9%

Operating Free Cash Flow	$77.8	$(10.8)	$88.6	NM

        Operating free cash flow increased $88.6 million in the first quarter of 2009 as compared to the first quarter of 2008 primarily due to a reduction in net working capital of core operations offset by a decrease in pre-tax income from core operations before depreciation and amortization. We are focused on increasing operating free cash flow to reduce our exit financing requirements.

        The following table reconciles operating free cash flow to net cash provided by (used for) operating activities.

	Three Months Ended March 31,
(In millions)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)
Operating free cash flow (non-GAAP)	$77.8	$(10.8)	$88.6	NM
Chapter 11 expenses paid	(12.8)	(14.0)	1.2	8.6%
Capital expenditures	16.6	25.9	(9.3)	(35.9)%
Dividends paid to noncontrolling interests in consolidated entities	13.7	—	13.7	NM
Income taxes paid, net of refunds	(0.3)	(15.4)	15.1	98.1%
Payments under defined benefit pension arrangements and postretirement benefit plans	(13.0)	(20.6)	7.6	36.9%
Cash paid for environmental and divestment reserves	(2.3)	(1.3)	(1.0)	(76.9)%
Noncore and other activities	(25.0)	(11.5)	(13.5)	(117.4)%

Net cash provided by (used for) operating activities (GAAP)	$54.7	$(47.7)	$102.4	NM

Debt and Other Contractual Obligations

        Total debt outstanding at March 31, 2009 was $873.4 million, including $334.8 million of accrued interest on pre-petition debt. As a result of the Chapter 11 filing, we are now in default on $525.6 million of pre-petition debt, which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of March 31, 2009. The automatic stay provided under the U.S. Bankruptcy Code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest on such debt during the Chapter 11 proceedings unless further developments lead our management to conclude that it is probable that such interest will be compromised.

        See Note 11 to the Consolidated Financial Statements for a discussion of financial assurances.

Employee Benefit Plans

Defined Contribution Retirement Plan

        We sponsor a defined contribution retirement plan for our employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Our costs related to this benefit plan were $2.8 million and $3.5 million for the quarters ended March 31, 2009 and 2008, respectively.

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

        We intend to satisfy obligations under our U.S. advance-funded plans and to comply with the requirements of the Employee Retirement Income Security Act of 1974, known generally as ERISA. We have obtained bankruptcy court approval to fund all minimum required payments under the plans through April 2009. In that regard, we contributed approximately $49 million in 2008, approximately $7 million in January 2009 and approximately $9 million in April 2009 to the trusts that hold assets of the U.S. advance-funded plans. While we intend to continue to fund all minimum required payments under the U.S. advance-funded plans, there can be no assurance that the bankruptcy court will continue to approve the funding needs of such plans. We expect to fund our U.S. advance-funded plans with approximately $39 million in 2009 based on the U.S. advance-funded plans' status as of December 31, 2008.

        Contributions to non-U.S. pension plans are not subject to bankruptcy court approval and we intend to fund such plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $2.8 million to these plans during the first quarter of 2009.

        The following table presents the funded status of our fully-funded, underfunded, and unfunded pension plans:

	Fully-Funded(1) Pension Plans		Underfunded(1) Pension Plans		Unfunded(2) Pension Plans
Funded Status of Pension Plans (In millions)	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Projected benefit obligation	$161.9	$169.4	$870.4	$960.8	$231.2	$249.6
Fair value of plan assets	205.5	218.0	525.4	568.5	—	—

Funded status (PBO basis)	$43.6	$48.6	$(345.0)	$(392.3)	$(231.2)	$(249.6)

(1)
Plans intended to be advance-funded.

(2)
Plans intended to be pay-as-you-go.

        Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO. This group of plans was overfunded by $43.6 million as of March 31, 2009, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheet. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $345.0 million as of March 31, 2009. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $231.2 million at March 31, 2009 is unfunded. The combined balance of the underfunded and unfunded plans was $576.2 million as of March 31, 2009 and is presented as a liability on the Consolidated Balance Sheet as follows: $11.9 million in "other current liabilities;" $345.0 million included in "underfunded defined benefit pension plans;" $124.6 million included in "unfunded pay-as-you-go defined benefit pension plans;" and $94.7 million in "liabilities subject to compromise."

        On a quarterly basis, we analyze pension assets and pension liabilities along with the resulting funded status and update our estimate of these measures. Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes.

        The assumed discount rate for pension plans reflects the market rates for high quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 6.25% as of December 31, 2008 was selected in consultation with our independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. Based on review of an updated yield curve analysis as of March 31, 2009, we increased the discount rate for the U.S. qualified pension plans to 7.25% based on market rates at that time. We also evaluated the current discount rates for the pension plans in the U.K., Germany and Canada, which combined represented approximately 89% of the benefit obligation of the non-U.S. pension plans as of December 31, 2008. Based on review of the yield curve analyses for these plans as of March 31, 2009, we changed the discount rate for the U.K. from 6.50% at December 31, 2008 to 6.75% at March 31, 2009, for Germany from 5.75% at December 31, 2008 to 6.00% at March 31, 2009, and for Canada from 7.50% at December 31, 2008 to 8.50% at March 31, 2009. The funded status as of March 31, 2009 reflects an increase to total assets of approximately $6 million and a decrease to total liabilities of approximately $110 million as compared to December 31, 2008, resulting from the change in discount rates (including the postretirement plan). After tax effects, total assets decreased from December 31, 2008 to March 31, 2009 by approximately $34 million, total liabilities decreased by approximately $110 million and shareholders' equity increased by approximately $76 million.

        Assets available to fund the PBO of the U.S. advance-funded plans at March 31, 2009 were approximately $517 million, down $44 million from December 31, 2008, primarily as a result of negative equity market returns.

        The decline in asset values in the U.S., U.K. and Canada had a negative impact on the funded status of our advance-funded plans, which offset the favorable impact of the discount rate changes discussed above. The overall impact of the adjustments for current discount rates and actual return on assets was to increase the funded status by a total of $58 million for all plans.

        The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended March 31,
Cash Contributions to Defined Benefit Pension Plans (In millions)	2009	2008
U.S. advance-funded plans	$7.6	$14.8
U.S. pay-as-you-go plans	1.3	1.3
Non-U.S. advance-funded plans	1.2	1.6
Non-U.S. pay-as-you-go plans	1.6	1.8

Total Cash Contributions	$11.7	$19.5

Postretirement Benefits Other Than Pensions

        We provide certain health care and life insurance benefits for retired employees, a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of benefits under this program was $0.9 million during the quarter ended March 31, 2009, compared with $1.5 million in the prior year quarter. We received Medicare subsidy payments of $2.2 million and $0.4 million during the quarters ended March 31, 2009 and 2008, respectively. Our recorded liability for postretirement benefits of $70.3 million at March 31, 2009 is stated at net present value discounted at 7.00%. Under our proposed Joint Plan, these benefits would continue.

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

        The following table summarizes our net noncore liabilities at March 31, 2009 and December 31, 2008:

Net Noncore Liabilities (In millions)	March 31, 2009	December 31, 2008
Asbestos-related liabilities	$(1,700.0)	$(1,700.0)
Asbestos-related insurance receivable	500.0	500.0

Asbestos-related liability, net	(1,200.0)	(1,200.0)
Environmental remediation	(150.7)	(152.2)
Postretirement benefits	(70.3)	(73.2)
Income taxes	(109.5)	(121.0)
Retained obligations and other	(32.6)	(35.1)

Net noncore liability	$(1,563.1)	$(1,581.5)

        The resolution of most of our noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts we recorded at March 31, 2009. Our operating statements include periodic adjustments to account for changes in estimates of these liabilities and developments in our Chapter 11 proceeding. These liabilities and contingencies may result in continued volatility in net results in the future.

Tax Matters

        After emergence from Chapter 11 under our proposed Joint Plan, or another plan of reorganization that is ultimately confirmed, we expect to have substantial future tax deductions. Upon emergence under the Joint Plan, we would expect future tax deductions in the aggregate of approximately $2 billion or more, primarily relating to asbestos, environmental and other payments made at emergence and thereafter. The extent to which we will be able to use these deductions after emergence will depend on Section 382 of the Internal Revenue Code, which generally imposes an annual limitation on a corporation's use of its deductions when a corporation undergoes an "ownership change." An ownership change is generally defined as a cumulative change of 50 percentage points or more in the ownership of certain stockholders owning 5% or more of the outstanding Grace common stock over a three year rolling period. If we were to have a change of ownership under Section 382 of the Code, approximately $2 billion of these future deductions could be severely restricted or even eliminated in whole or in part.

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

        See Note 8 to the Consolidated Financial Statements and "Income Taxes" above for further discussion of our tax accounting and tax contingencies.

Other Contingencies

        See Note 11 to the Consolidated Financial Statements for a discussion of our other contingent matters.

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

        We define return on invested capital to be pre-tax income from core operations divided by the sum of net working capital, properties and equipment and other assets and liabilities. Return on invested capital does not purport to represent an income or cash flow measure as defined under U.S. GAAP, and you should not consider it an alternative to such measures as an indicator of our performance.

        Because of the seasonality of certain of our businesses, we report return on invested capital only on an annual basis. See our most recent Annual Report on Form 10-K for further information.

Critical Accounting Estimates

        See the "Critical Accounting Estimates" heading in Item 7 of our Form 10-K for the year ended December 31, 2008 for a discussion of our critical accounting estimates.

Recent Accounting Pronouncements

        See Note 1 of Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on us.

Forward-Looking Statements

        This document contains, and our other public communications may contain, forward-looking information, that is, information related to future, not past, events. Such information generally includes the words "believes," "plans," "intends," "targets," "will," "expects," "anticipates," or similar expressions. Forward-looking information includes all statements regarding our Chapter 11 case; expected financial positions; results of operations; cash flows; financing plans; business strategy; budgets; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Factors that could cause actual results to materially differ from those contained in the forward-looking statements include: our bankruptcy and proposed plan of reorganization, our recent settlement with certain creditors, our legal proceedings, the environmental proceedings, the cost and availability of raw materials and energy, our unfunded pension obligations, risks related to foreign operations, especially security, regulation and currency risks, costs of compliance with environmental regulation and those factors set forth in our most recent Annual Report on Form 10-K, this quarterly report on Form 10-Q and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking information to prove incorrect. Further, our reported results should not be considered as an indication of our future performances. Readers are cautioned not to place undue reliance on our projections and forward-looking information, which speak only as of the date thereof. We undertake no obligation to publicly release any revision to the projections and forward-looking information contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        With respect to information disclosed in the "Quantitative and Qualitative Disclosures About Market Risk" section of our Annual Report on Form 10-K for the year ended December 31, 2008, more recent numerical measures and other information are available in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Report. These more recent measures and information are incorporated herein by reference.

Item 4.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As of March 31, 2009, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There were no changes in Grace's internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

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

        On April 20, 2009, Grace entered into a settlement agreement, the Evans Settlement, that would resolve all claims set forth in the Evans complaint within the limits of Grace's employers' fiduciary liability insurance coverage. Under the Evans Settlement, Grace would expect to pay less than $100,000 to cover certain expenses related to the Evans Settlement that are not covered by insurance. To become effective, the Evans Settlement must be approved by the Bankruptcy Court for the District of Delaware and the District Court for the District of Massachusetts.

        Since all Grace employees who had interests in the S&I Plan during the relevant periods are members of the purported class of plaintiffs in the Evans action and Messrs. Corcoran, McGowan, Norris, Poling and Shelnitz had interests in the S&I Plan during these periods, they have interests in these lawsuits that may be adverse to Grace.

Item 1A.    RISK FACTORS

        In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in this Report and in our Annual Report on Form 10-K are not the only risks facing Grace. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. With respect to certain risk factors discussed in our Annual Report on Form 10-K, more recent numerical measures and other information are available in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Report. These more recent measures and information are incorporated herein by reference.

Item 6.    EXHIBITS

        In reviewing the agreements included as exhibits to this and other Reports filed by Grace with the Securities and Exchange Commission, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Grace or other parties to the agreements. The agreements generally contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement. These representations and warranties:

  •
  are not statements of fact, but rather are used to allocate risk to one of the parties if the statements prove to be inaccurate;

  •
  may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  •
  may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

  •
  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and do not reflect more recent developments.

        Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Grace may be found elsewhere in this report and Grace's other public filings, which are available without charge through the Securities and Exchange Commission's website at http://www.sec.gov.

        The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
10	Annual Incentive Compensation Program
15	Accountants' Awareness Letter
31.(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. GRACE & CO. (Registrant)
Date: May 8, 2009	By	/s/ A. E. FESTA A. E. Festa Chairman, President and Chief Executive Officer
Date: May 8, 2009	By	/s/ HUDSON LA FORCE III Hudson La Force III Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Exhibit List

Exhibit No.	Description of Exhibit
10	Annual Incentive Compensation Program
15	Accountants' Awareness Letter
31.(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002