Form 10-Q
period 2009-06-30
W R GRACE & CO
filed 2009-08-07
CIK 1045309

Use these links to rapidly review the document
W. R. GRACE & CO. AND SUBSIDIARIES Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, $0.01 par value per share	72,182,118 shares

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Review by Independent Registered Public Accounting Firm

        With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, PricewaterhouseCoopers LLP, the company's independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim financial statements. Accordingly, the degree of reliance on their report on the unaudited interim financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

 Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of W. R. Grace & Co.:

        We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of June 30, 2009, and the related consolidated statements of operations, shareholders' equity (deficit), and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2009 and 2008 and the consolidated statements of cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company's management.

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

PricewaterhouseCoopers LLP
McLean, Virginia
August 7, 2009

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$711.0	$900.0	$1,393.1	$1,659.2

Cost of goods sold	470.4	624.3	983.7	1,144.1
Selling, general and administrative expenses	139.4	148.2	289.1	291.0
Restructuring expenses	5.9	5.2	25.0	5.2
Research and development expenses	17.6	21.2	36.2	42.9
Defined benefit pension expense	20.5	14.0	42.4	28.3
Interest expense and related financing costs	9.6	14.5	18.8	29.6
Provision for environmental remediation	—	—	0.7	5.9
Chapter 11 expenses, net of interest income	8.0	18.0	18.0	36.4
Other (income) expense, net	0.1	(7.2)	1.9	(24.5)

	671.5	838.2	1,415.8	1,558.9

Income (loss) before income taxes	39.5	61.8	(22.7)	100.3
Benefit from (provision for) income taxes	(16.8)	(25.3)	6.6	(43.2)

Net income (loss)	22.7	36.5	(16.1)	57.1
Less: Net income attributable to noncontrolling interests	(3.4)	(4.4)	(3.5)	(7.3)

Net income (loss) attributable to W. R. Grace & Co. shareholders	$19.3	$32.1	$(19.6)	$49.8

Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income (loss)	$0.27	$0.45	$(0.27)	$0.69
Weighted average number of basic shares	72.2	72.1	72.2	71.9
Diluted earnings per share:
Net income (loss)	0.26	$0.44	$(0.27)	$0.69
Weighted average number of diluted shares	72.9	72.9	72.2	72.6

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(In millions)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(16.1)	$57.1
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	56.3	60.9
Chapter 11 expenses, net of interest income	18.0	36.4
(Benefit from) provision for income taxes	(6.6)	43.2
Income taxes paid, net of refunds	0.4	(32.4)
Interest accrued on pre-petition liabilities subject to compromise	17.7	26.8
Net gain on sales of investments and disposals of assets	(3.0)	(0.6)
Restructuring expenses	25.0	5.2
Defined benefit pension expense	42.4	28.3
Payments under defined benefit pension arrangements	(24.1)	(42.5)
Payments under postretirement benefit plans	(0.9)	(3.3)
Net income from life insurance policies	(1.2)	(1.8)
Provision for uncollectible receivables	2.3	0.3
Provision for environmental remediation	0.7	5.9
Expenditures for environmental remediation	(3.7)	(1.2)
Expenditures for retained obligations of divested businesses	—	(0.1)
Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency translation:
Working capital items (trade accounts receivable, inventories and accounts payable)	74.9	(59.1)
Other accruals and non-cash items	(38.4)	(70.7)

Net cash provided by operating activities before Chapter 11 expenses and settlements	143.7	52.4
Cash paid to resolve contingencies subject to Chapter 11	—	(101.6)
Chapter 11 expenses paid	(25.1)	(36.7)

Net cash provided by (used for) operating activities	118.6	(85.9)

INVESTING ACTIVITIES
Capital expenditures	(36.5)	(58.7)
Proceeds from sales of investment securities	8.3	46.7
Purchases of equity investments	(1.0)	(3.0)
Proceeds from termination of life insurance policies	68.8	8.1
Net investment in life insurance policies	(0.4)	0.1
Proceeds from disposals of assets	5.4	2.6

Net cash provided by (used for) investing activities	44.6	(4.2)

FINANCING ACTIVITIES
Dividends paid to noncontrolling interests in consolidated entities	(13.7)	(13.3)
Net repayments under credit arrangements	(5.0)	(0.9)
Fees paid under debtor-in-possession credit facility	(0.9)	(1.3)
Proceeds from exercise of stock options	—	9.6

Net cash used for financing activities	(19.6)	(5.9)

Effect of currency exchange rate changes on cash and cash equivalents	4.0	10.9

Increase (decrease) in cash and cash equivalents	147.6	(85.1)
Cash and cash equivalents, beginning of period	460.1	480.5

Cash and cash equivalents, end of period	$607.7	$395.4

The Notes to Consolidated Financial Statements are an integral part of these statements

W. R. Grace & Co. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$607.7	$460.1
Investment securities	14.2	21.6
Cash value of life insurance policies, net of policy loans	—	67.2
Trade accounts receivable, less allowance of $6.4 (2008—$5.0)	452.2	462.6
Inventories	275.4	354.8
Deferred income taxes	43.1	45.8
Other current assets	65.7	86.1

Total Current Assets	1,458.3	1,498.2
Properties and equipment, net of accumulated depreciation and amortization of $1,578.0 (2008—$1,545.3)	688.5	710.6
Goodwill	118.1	117.1
Deferred income taxes	877.8	851.7
Asbestos-related insurance	500.0	500.0
Overfunded defined benefit pension plans	37.9	48.6
Other assets	134.5	149.3

Total Assets	$3,815.1	$3,875.5

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$6.3	$11.2
Accounts payable	213.4	230.4
Other current liabilities	261.4	291.5

Total Current Liabilities	481.1	533.1
Debt payable after one year	0.5	0.6
Deferred income taxes	6.7	7.1
Underfunded defined benefit pension plans	380.4	392.3
Unfunded pay-as-you-go defined benefit pension plans	136.9	136.7
Other liabilities	33.8	46.6

Total Liabilities Not Subject to Compromise	1,039.4	1,116.4
Liabilities Subject to Compromise—Note 2
Pre-petition bank debt plus accrued interest	836.8	823.5
Drawn letters of credit plus accrued interest	30.6	30.0
Income tax contingencies	121.6	121.0
Asbestos-related contingencies	1,700.0	1,700.0
Environmental contingencies	149.2	152.2
Postretirement benefits	169.5	169.7
Other liabilities and accrued interest	119.7	116.5

Total Liabilities Subject to Compromise	3,127.4	3,112.9

Total Liabilities	4,166.8	4,229.3

Commitments and Contingencies
Shareholders' Equity (Deficit)
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 2009—72,160,218 (2008—72,157,518)	0.8	0.8
Paid-in capital	439.7	436.6
Accumulated deficit	(266.2)	(246.6)
Treasury stock, at cost: shares: 2009—4,819,542; (2008—4,822,242)	(57.4)	(57.4)
Accumulated other comprehensive income (loss)	(531.7)	(560.3)

Total W. R. Grace & Co. Shareholders' Equity (Deficit)	(414.8)	(426.9)
Noncontrolling interests in consolidated entities	63.1	73.1

Total Shareholders' Equity (Deficit)	(351.7)	(353.8)

Total Liabilities and Shareholders' Equity (Deficit)	$3,815.1	$3,875.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Shareholders' Equity (Deficit) (unaudited)

(In millions)

	Common Stock and Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders' Equity (Deficit)
Balance, March 31, 2009	$438.7	$(285.5)	$(57.4)	$(529.8)	$59.1	$(374.9)
Net income	—	19.3	—	—	3.4	22.7
Stock plan activity	1.8	—	—	—	—	1.8
Other comprehensive income (loss)	—	—	—	(1.9)	0.6	(1.3)

Balance, June 30, 2009	$440.5	$(266.2)	$(57.4)	$(531.7)	$63.1	$(351.7)

Balance, December 31, 2008	$437.4	$(246.6)	$(57.4)	$(560.3)	$73.1	$(353.8)
Net income (loss)	—	(19.6)	—	—	3.5	(16.1)
Stock plan activity	3.1	—	—	—	—	3.1
Other comprehensive income (loss)	—	—	—	28.6	0.2	28.8
Dividends paid	—	—	—	—	(13.7)	(13.7)

Balance, June 30, 2009	$440.5	$(266.2)	$(57.4)	$(531.7)	$63.1	$(351.7)

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$22.7	$36.5	$(16.1)	$57.1

Other comprehensive income (loss):
Foreign currency translation adjustments	31.0	(4.5)	19.2	(2.6)
Gain from hedging activities, net of income taxes	3.3	1.8	2.5	4.0
Defined benefit pension and other postretirement plans, net of income taxes	(37.0)	(2.4)	6.1	0.9
Unrealized holding gain on available-for-sale securities	0.8	—	0.8	—

Total other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	(1.9)	(5.1)	28.6	2.3
Total other comprehensive income (loss) attributable to noncontrolling interests	0.6	0.2	0.2	(0.7)

Total other comprehensive income (loss)	(1.3)	(4.9)	28.8	1.6

Comprehensive income (loss)	$21.4	$31.6	$12.7	$58.7

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

        After a thorough review of these developments, Grace's Board of Directors concluded that a federal court-supervised bankruptcy process provided the best forum available to achieve fairness in resolving these claims and on April 2, 2001 (the "Filing Date"), Grace and 61 of its United States subsidiaries and affiliates, including Grace-Conn. (collectively, the "Debtors"), filed voluntary petitions for reorganization (the "Filing") under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The cases were consolidated and are being jointly administered under case number 01-01139 (the "Chapter 11 Cases"). Grace's non-U.S. subsidiaries and certain of its U.S. subsidiaries were not included in the Filing.

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

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

        The results of operations for the six-month interim period ended June 30, 2009 are not necessarily indicative of the results of operations for the year ending December 31, 2009.

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

        Effect of New Accounting Standards—In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 167, "Amendments to FASB Interpretation No. 46(R)". The objective of this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Grace will adopt this standard for 2010.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement is effective for interim or annual financial periods ending after June 15, 2009, and accordingly, Grace has adopted this Standard. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the SEC on August 7, 2009.

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

        In April 2009, the FASB issued FASB Staff Position ("FSP") No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as for annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Grace has adopted this standard.

        In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." This FSP changed the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. The FSP is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Grace has adopted this standard, and it has not had a material effect on the Consolidated Financial Statements.

        In January 2009, the FASB Emerging Issues Task Force ("EITF") issued EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20". The objective of this FSP is to achieve more consistent determination of whether an other-than-temporary impairment has occurred, and to retain and emphasize the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and applies prospectively. Grace has adopted this standard in 2009.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) will require the acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with acquisition-related costs recognized separately from the acquisition. In March 2009, the FASB issued FSP No. FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." This FSP amends and clarifies SFAS No. 141(R), to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Grace has adopted this standard in 2009.

        In December 2008, the FASB issued FSP No. FAS 132(R)-1 "Disclosures about Postretirement Benefit Plan Assets." This FSP amends FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP shall be effective for fiscal years ending after December 15, 2009. Grace will adopt these disclosure requirements for its 2009 Annual Report on Form 10-K.

        In May 2008, FASB issued SFAS No. 162, "The Hierarchy of U.S. GAAP." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. In June 2009, the FASB issued SFAS 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FAS No. 162. The FASB Accounting Standards Codification™ (Codification) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Grace will adopt this standard for its 2009 Third Quarter 10-Q.

        In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets." FSP 142-3 will improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Grace has adopted this standard, and it did not materially impact the Consolidated Financial Statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." SFAS No. 161 expands the current disclosure framework by requiring entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Grace has adopted these disclosure requirements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements." SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Grace has adopted this standard, and has modified its Consolidated Financial Statements where applicable.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13", and FSP 157-2, "Effective Date of FASB Statement No. 157". FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP No. FAS 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." This FSP clarifies the application of SFAS No. 157 and illustrates key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Grace adopted SFAS No. 157 and the related FSPs in the first

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

quarter of 2008, and the adoption for Grace's financial assets and liabilities did not have a material impact on its Consolidated Financial Statements. In April 2009, the FASB issued FSP No. FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides additional guidance and expands on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Grace has adopted this standard, and it has not had a material impact on its Consolidated Financial Statements. See Note 7 for further discussion of SFAS No. 157.

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

        As discussed below, the Debtors, the Equity Committee, the PI Committee and the PI FCR have filed a joint plan of reorganization, subsequently amended, with the Bankruptcy Court that is designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined therein. The committee representing general unsecured creditors, the PD Committee and the PD FCR are not co-proponents of this joint plan.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

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

        Any plan of reorganization, including the Joint Plan and any plan of reorganization that may be filed in the future by a party-in-interest, will become effective only after a vote of eligible creditors and with the approval of the Bankruptcy Court and the U.S. District Court for the District of Delaware. On March 9, 2009, the Bankruptcy Court approved the disclosure statement associated with the Joint Plan. On March 31, 2009, Grace distributed the Joint Plan, exhibits and disclosure statement along with voting materials to all creditors entitled to vote on the Joint Plan. The Bankruptcy Court required all creditors eligible to vote on the Joint Plan to submit their votes, and all

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

parties-in-interest who object to the Joint Plan to submit their objections, by May 20, 2009. All classes of creditors entitled to vote accepted the Joint Plan. The class of general unsecured creditors, who voted on a provisional basis pending a determination by the Bankruptcy Court as to whether the class is impaired and therefore entitled to a vote, voted to reject the Joint Plan. The objections filed generally relate to demands for interest at rates higher than provided for in the Joint Plan, assertions that the Joint Plan may impair insurers' contractual rights, assertions that the Joint Plan discriminates against Libby, Montana personal injury claimants and the classification and treatment of claims under the Joint Plan. Grace believes that the Joint Plan complies with the requirements for confirmation under the Bankruptcy Code and Grace intends to vigorously defend the Joint Plan against these and all other objections. If certain objections were resolved adversely to Grace and the other Joint Plan proponents, or if rulings by the Bankruptcy Court resolving certain objections favorably to the Joint Plan proponents were appealed, certain conditions to the Joint Plan, including for example, payments pursuant to the Sealed Air Settlement (as defined below) and the Fresenius Settlement (as defined below), might not be satisfied and potential lenders might not be willing to provide the new financing that Grace seeks to fund the Joint Plan. The resolution of these objections and any related appeals could have a material effect on the terms and timing of Grace's emergence from Chapter 11. Hearings to determine whether the Bankruptcy Court will approve the Joint Plan were held on the 22nd and 23rd of June 2009 and are scheduled to continue from the 8th through the 17th of September 2009. In preparation for the September hearings, the Joint Plan proponents and objecting creditors have been engaged in discovery proceedings and have submitted extensive briefs and other court filings.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

principally on the amount of Debtors' asbestos-related liability under such effective plan of reorganization.

        Joint Plan of Reorganization    Under the terms of the Joint Plan, claims under the Chapter 11 Cases would be satisfied as follows:

Asbestos-Related Personal Injury Claims

        All pending and future asbestos-related personal injury claims and demands ("PI Claims") would be channeled to the PI Trust for resolution. The PI Trust would use specified trust distribution procedures to satisfy allowed PI Claims.

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

  •
  Cash in the amount of $512.5 million plus interest thereon from December 21, 2002 to the effective date of the Joint Plan at a rate of 5.5% per annum reduced by the amount of Cryovac's contribution to the PD Initial Payment and the ZAI Initial Payment (as described below) and 18 million shares of Sealed Air common stock to be paid by Cryovac pursuant to the Sealed Air Settlement;

  •
  Cash in the amount of $115 million to be paid by Fresenius pursuant to the Fresenius Settlement reduced by the amount of Fresenius' contribution to the PD Initial Payment and ZAI Initial Payment (as described below); and

  •
  Deferred payments by Grace-Conn. of $110 million per year for five years beginning in 2019, and $100 million per year for 10 years beginning in 2024, that would be subordinate to any bank debt or bonds outstanding, guaranteed by the Company and secured by the Company's obligation to issue 50.1% of its outstanding common stock (measured as of the effective date of the Joint Plan) to the PI Trust in the event of default.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

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

        The ZAI account would be funded as follows (the "ZAI Assets"):

  •
  $30 million in cash plus interest from April 1, 2009 to the effective date, to be paid by Cryovac and Fresenius (the "ZAI Initial Payment").

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

Other Claims

        All allowed administrative claims would be paid in cash and all allowed priority claims would be paid in cash with interest. Secured claims would be paid in cash with interest or by reinstatement. Allowed general unsecured claims would be paid in cash, including any post-petition interest as follows: (i) for holders of pre-petition bank credit facilities, post-petition interest at the rate of 6.09% from the Filing Date through December 31, 2005 and thereafter at floating prime, in each case compounded quarterly; and (ii) for all other unsecured claims that are not subject to a settlement agreement providing otherwise, interest at 4.19% from the Filing Date, compounded annually, or if pursuant to an existing contract, interest at the non-default contract rate. The general unsecured creditors that hold pre-petition bank credit facilities have asserted that they are entitled to

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

post-petition interest at the default rate specified under the terms of the underlying credit agreements which, if paid, would be materially greater than that reflected above. Grace has asserted that such creditors are not entitled to interest at the default rate and has requested the Bankruptcy Court to determine the appropriate rate at which interest would be payable. Unsecured employee- related claims such as pension, retirement medical obligations and workers compensation claims, would be reinstated.

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

        Approximately 7,000 of the non-asbestos related claims involve claims by employees or former employees for future retirement benefits such as pension and retiree medical coverage. Grace views most of these claims as contingent and has proposed to retain such benefits under the Joint Plan. The remaining non-asbestos claims include claims for payment of goods and services, taxes, product warranties, principal and interest under pre-petition credit facilities, amounts due under leases and other contracts, leases and other executory contracts rejected in the Chapter 11 Cases, environmental remediation, pending non-asbestos-related litigation, and non-asbestos- related personal injury. Claims for indemnification or contribution to actual or potential codefendants in asbestos-related and other litigation were also filed.

        The Debtors analyzed the claims filed pursuant to the March 31, 2003 bar date and found that many are duplicates, represent the same claim filed against more than one of the Debtors, lack any

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

supporting documentation, or provide insufficient supporting documentation. As of June 30, 2009, of the approximately 4,300 non-ZAI PD Claims filed, approximately 360 claims have been resolved, approximately 3,885 claims have been expunged, reclassified by the Debtors or withdrawn by claimants, leaving approximately 55 claims to be addressed through the property damage case management order approved by the Bankruptcy Court and/or the Joint Plan or another plan of reorganization. As of June 30, 2009, of the approximately 3,285 non-asbestos claims filed, approximately 1,895 have been expunged or withdrawn by claimants, approximately 1,165 have been resolved, and an additional approximately 225 claims are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.

        Additionally, by order dated June 17, 2008, the Bankruptcy Court established October 31, 2008 as the bar date for ZAI PD Claims related to property located in the U.S. As of June 30, 2009, approximately 19,370 US ZAI PD Claims have been filed. In addition, on October 21, 2008, the Bankruptcy Court entered an order establishing August 31, 2009 as the bar date for ZAI PD Claims related to property located in Canada. The Joint Plan provides for the channeling of US ZAI PD Claims and Canadian ZAI PD Claims to the Asbestos PD Trust created under the Joint Plan, and the subsequent transfer of Canadian ZAI PD Claims to a Canadian fund. No bar date has been set for personal injury claims related to ZAI. The Joint Plan provides that ZAI PI Claims would be channeled to the Asbestos PI Trust created under the Joint Plan.

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

        On November 29, 2002, Sealed Air (and Cryovac) and Fresenius each announced that they had reached agreements in principle with the PI and PD Committees to settle asbestos, successor liability and fraudulent transfer claims related to such transactions. Under the terms of the Fresenius Settlement, subject to the fulfillment of certain conditions, Fresenius would pay $115.0 million to the Debtors' estate as directed by the Bankruptcy Court upon confirmation of the Debtors' plan of reorganization. In July 2003, the Fresenius Settlement was approved by the Bankruptcy Court. Under the terms of the Sealed Air Settlement, subject to the fulfillment of certain conditions, Cryovac would make a payment of $512.5 million (plus interest at 5.5% compounded annually, commencing on December 21, 2002) and nine million shares (now 18 million shares to reflect a two-for-one stock split) of Sealed Air common stock (collectively valued at $1,059.0 million as of June 30, 2009), as directed by the Bankruptcy Court upon confirmation of a plan of reorganization. In June 2005, the Sealed Air Settlement was approved by the Bankruptcy Court.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

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

        Pursuant to SOP 90-7, Grace's pre-petition and future liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of June 30, 2009, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation, and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. Grace presents reorganization items as "Chapter 11 expenses, net of interest income," a separate caption in its Consolidated Statements of Operations.

        As discussed in Note 3, Grace has not adjusted its accounting for asbestos-related liabilities to reflect the Joint Plan.

        Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the Fresenius Settlement and the Sealed Air Settlement, as such agreements are subject to conditions, which, although expected to be met, have not been satisfied and confirmed by the Bankruptcy Court and, under the Joint Plan, these assets would be transferred to the PI Trust and the PD Trust. The estimated fair value available under the Fresenius Settlement and the Sealed Air Settlement as measured at June 30, 2009, was $1,174.0 million comprised of $115.0 million in cash from Fresenius and $1,059.0 million in cash and stock from Cryovac under the Joint Plan. Payments under the Sealed Air Settlement will be made directly to the PI Trust and the PD Trust by Cryovac.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

        Grace's Consolidated Balance Sheets separately identify the liabilities that are "subject to compromise" as a result of the Chapter 11 proceedings. In Grace's case, "liabilities subject to compromise" represent both pre-petition and future liabilities as determined under U.S. GAAP. Changes to pre-petition liabilities subsequent to the Filing Date reflect: (1) cash payments under approved court orders; (2) the terms of the Prior Plan, as discussed above and in Note 3, including the accrual of interest on pre-petition debt and other fixed obligations; (3) accruals for employee- related programs; and (4) changes in estimates related to other pre-petition contingent liabilities. The accounting for the asbestos-related liability component of "liabilities subject to compromise" is described in Note 3.

Components of liabilities subject to compromise are as follows:

(In millions)	June 30, 2009	December 31, 2008
Pre-petition bank debt plus accrued interest	$836.8	$823.5
Drawn letters of credit plus accrued interest	30.6	30.0
Asbestos-related contingencies	1,700.0	1,700.0
Income tax contingencies(1)	121.6	121.0
Environmental contingencies	149.2	152.2
Postretirement benefits other than pension	73.2	73.2
Unfunded special pension arrangements	107.1	106.0
Retained obligations of divested businesses	28.3	29.8
Accounts payable	31.2	31.2
Other accrued liabilities	60.2	55.5
Reclassification to current liabilities(2)	(10.8)	(9.5)

Total Liabilities Subject to Compromise	$3,127.4	$3,112.9

    (1)
    Amounts are net of expected refunds of $0.8 million for each of the periods ending June 30, 2009 and December 31, 2008.

    (2)
    As of June 30, 2009 and December 31, 2008, approximately $10.8 million and $9.5 million, respectively, of certain pension and postretirement benefit obligations subject to compromise have been presented in other current liabilities in the Consolidated Balance Sheets in accordance with SFAS No. 158.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

Change in Liabilities Subject to Compromise

        The following table is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through June 30, 2009.

(In millions) (Unaudited)	Cumulative Since Filing
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Payment of environmental settlement liability—including Libby (see Note 11)	(252.0)
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Resolution of contingencies subject to Chapter 11	(130.0)
Other court orders including employee wages and benefits, sales and use tax, and customer programs	(364.9)
Expense/(income) items:
Interest on pre-petition liabilities	414.5
Employee-related accruals	72.3
Provision for asbestos-related contingencies	744.8
Provision for environmental contingencies	327.9
Provision for income tax contingencies	0.1
Balance sheet reclassifications	(36.5)

Balance, end of period	$3,127.4

        Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court's allowance of contingent or disputed claims.

        For the holders of pre-petition bank credit facilities, beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rates for the six months ended June 30, 2009 and 2008 were 3.25% and 5.65%, respectively. From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly. The general unsecured creditors that hold pre-petition bank credit facilities have asserted that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements which, if paid, would be materially greater than that reflected above. Grace has asserted that such creditors are not entitled to interest at the default rate and has requested the Bankruptcy Court to determine the appropriate rate at which interest would be payable.

        For the holders of claims who, but for the Filing, would be entitled under a contract or otherwise to accrue or be paid interest on such claim in a non-default (or non-overdue payment) situation under applicable non-bankruptcy law, Grace accrues interest at the rate provided in the contract between the Grace entity and the claimant or such rate as may otherwise apply under applicable non-bankruptcy law.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

        For all other holders of allowed general unsecured claims, Grace accrues interest at a rate of 4.19% per annum, compounded annually, unless otherwise negotiated during the claim settlement process.

Chapter 11 Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Legal and financial advisory fees	$8.0	$19.3	$18.2	$38.0
Interest income	—	(1.3)	(0.2)	(1.6)

Chapter 11 expenses, net of interest income	$8.0	$18.0	$18.0	$36.4

        Pursuant to SOP 90-7, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.

Condensed financial information of the Debtors

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Operations

	Six Months Ended June 30,
(In millions) (Unaudited)	2009	2008
Net sales, including intercompany	$693.2	$799.4

Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	501.3	577.0
Selling general and administrative expenses	160.7	145.2
Restructuring expenses	11.3	2.9
Research and development expenses	18.7	22.8
Depreciation and amortization	27.8	29.2
Defined benefit pension expense	34.7	18.7
Interest expense and related financing costs	18.3	29.3
Other income, net	(28.2)	(56.2)
Provision for environmental remediation	0.7	5.9
Chapter 11 expenses, net of interest income	18.0	36.4

	763.3	811.2

Loss before income taxes and equity in net income of non-filing entities	(70.1)	(11.8)
Benefit from (provision for) income taxes	21.2	(22.9)

Loss before equity in net income of non-filing entities	(48.9)	(34.7)
Equity in net income of non-filing entities	29.3	84.5

Net income (loss)	$(19.6)	$49.8

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Cash Flows

	Six Months Ended June 30,
(In millions) (Unaudited)	2009	2008
Operating Activities
Net income (loss)	$(19.6)	$49.8
Reconciliation to net cash used for operating activities:
Chapter 11 expenses, net of interest income	18.0	36.4
(Benefit from) provision for income taxes	(21.2)	22.9
Equity in net income of non-filing entities	(29.3)	(84.5)
Depreciation and amortization	27.8	29.2
Interest on pre-petition liabilities subject to compromise	17.7	26.8
Provision for environmental remediation	0.7	5.9
Other non-cash items, net	(4.2)	(2.4)
Contributions to defined benefit pension plans	(18.7)	(35.2)
Cash paid to resolve contingencies subject to Chapter 11	—	(101.6)
Chapter 11 expenses paid	(25.1)	(36.7)
Restructuring expenses	11.3	2.9
Changes in other assets and liabilities, excluding the effect of businesses acquired/divested	35.8	(94.1)

Net cash used for operating activities	(6.8)	(180.6)

Investing Activities
Capital expenditures	(21.0)	(33.8)
Loan repayments and other	110.5	191.7

Net cash provided by investing activities	89.5	157.9

Net cash provided by (used for) financing activities	(0.9)	8.3

Net increase (decrease) in cash and cash equivalents	81.8	(14.4)
Cash and cash equivalents, beginning of period	218.1	206.8

Cash and cash equivalents, end of period	$299.9	$192.4

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Balance Sheets

(In millions) (Unaudited)	June 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$299.9	$218.1
Investment securities	14.2	21.6
Cash value of life insurance policies, net of policy loans	—	67.2
Trade accounts receivable, net	119.8	115.0
Receivables from non-filing entities, net	77.9	69.9
Inventories	98.9	122.1
Other current assets	48.3	57.4

Total Current Assets	659.0	671.3
Properties and equipment, net	401.3	417.1
Deferred income taxes	853.0	834.4
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	390.0	399.1
Investment in non-filing entities	491.6	492.0
Overfunded defined benefit pension plans	0.2	0.2
Other assets	83.6	97.8

Total Assets	$3,378.7	$3,411.9

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities	$217.1	$239.5
Underfunded defined benefit pension plans	368.3	380.6
Other liabilities	27.3	41.6

Total Liabilities Not Subject to Compromise	612.7	661.7
Liabilities Subject to Compromise	3,127.4	3,112.9

Total Liabilities	3,740.1	3,774.6
Total W. R. Grace & Co. Shareholders' Equity (Deficit)	(414.8)	(426.9)
Noncontrolling interests in Chapter 11 filing entities	53.4	64.2

Total Shareholders' Equity (Deficit)	(361.4)	(362.7)

Total Liabilities and Shareholders' Equity (Deficit)	$3,378.7	$3,411.9

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

        Approximately 4,300 additional PD claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Such claims were reviewed in detail by Grace, categorized into claims with sufficient information to be evaluated or claims that require additional information and, where sufficient information existed, the estimated cost of resolution was considered as part of Grace's recorded asbestos-related liability. Approximately 200 claims did not contain sufficient information to permit an evaluation. Grace objected to virtually all PD claims on a number of different bases, including: no authorization to file a claim; the claim was previously settled or adjudicated; no or insufficient documentation; failure to identify a Grace product; the expiration of the applicable statute of limitations and/or statute of repose, and/or laches; and a defense that the product in place is not hazardous. As of June 30, 2009, following the reclassification, withdrawal or expungement of claims, approximately 415 PD Claims subject to the March 31, 2003 bar date remain outstanding. The Bankruptcy Court has approved settlement agreements covering approximately 360 of such claims for an aggregate allowed amount of $93 million.

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

        Based on Grace's investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that ZAI was and continues to be safe for its intended purpose and poses little or no threat to human health. The plaintiffs in the ZAI lawsuits dispute Grace's position on the safety of ZAI. In October, 2004, the Bankruptcy Court held a hearing on motions filed by the parties to address a number of important legal and factual issues regarding the ZAI claims. In December, 2006, the Bankruptcy Court issued an opinion and order holding that, although ZAI is contaminated with asbestos and can release asbestos fibers when disturbed, there is no unreasonable risk of harm from ZAI. The ZAI claimants sought an interlocutory appeal of the opinion and order with the U.S. District Court for the District of Delaware, but that request was denied. In the event the Joint Plan is not confirmed, the ZAI claimants have reserved their right to appeal such opinion and order if and when it becomes a final order.

        At the Debtors' request, in July 2008, the Bankruptcy Court established a bar date for U.S. ZAI PD Claims and approved a related notice program that required any person with a U.S. ZAI PD Claim to submit an individual proof of claim no later than October 31, 2008. Approximately 16,200 U.S. ZAI PD Claims were filed prior to the October 31, 2008 claims bar date and, as of June 30, 2009 an additional 3,170 U.S. ZAI PD Claims were filed. As described above, on October 17, 2008, the Ontario Superior Court of Justice, in the Grace Canada, Inc. proceeding pending under the Companies' Creditors Arrangement Act, approved the Minutes of Settlement that would settle all Canadian ZAI PD Claims on the terms of the Joint Plan. On October 20, 2008, the Bankruptcy Court established August 31, 2009 as the bar date for Canadian ZAI PD Claims.

        As described above, on November 21, 2008, the Debtors, the Putative Class Counsel to the U.S. ZAI property damage claimants, the PD FCR, and the Equity Committee reached an agreement in principle designed to resolve all present and future U.S. ZAI PD Claims. The terms of the U.S. and Canadian ZAI agreements in principle have been incorporated into the terms of the Joint Plan and related documents. As described below, Grace's recorded asbestos related liability does not include the agreements in principle to settle the ZAI liability that is part of the Joint Plan. The asbestos related liability at June 30, 2009, which is based on the Prior Plan, assumes the risk of loss from ZAI litigation is not probable. If the Joint Plan or another plan of reorganization reflecting the agreements in principle is not confirmed or does not become effective and Grace's view as to risk of loss from ZAI litigation is not sustained, Grace believes the cost to resolve the U.S. ZAI litigation may be material.

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

        Cumulatively through the Filing Date, 16,354 asbestos personal injury lawsuits involving approximately 35,720 PI Claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved) and approximately 55,489 lawsuits involving approximately 163,698 PI Claims were disposed of (through settlements and

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

judgments) for a total of $645.6 million. As of the Filing Date, 129,191 PI claims for personal injury were pending against Grace. Grace believes that a substantial number of additional PI Claims would have been received between the Filing Date and June 30, 2009 had such PI Claims not been stayed by the Bankruptcy Court.

        The Bankruptcy Court has entered a case management order for estimating liability for pending and future PI Claims. A trial for estimating liability for PI Claims began in January 2008 but was suspended in April 2008 as a result of the PI Settlement.

        Asbestos-Related Liability    The total recorded asbestos-related liability as of June 30, 2009 and December 31, 2008, including pre-Filing Date and post-Filing Date settlements, was $1,700 million and is included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on the filing of the Prior Plan. The Prior Plan contained a condition precedent that the Bankruptcy Court determine that $1,613 million (this amount, plus $87 million of prepetition settlements and judgments, "the Funding Amount") was sufficient to pay, on a net present value basis, all PI Claims and PD Claims entitled to payment and related trust administration costs and expenses. Therefore, prior to the PI Settlement, the U.S. and Canadian ZAI agreements in principle and the filing of the Joint Plan, Grace was prepared to settle its asbestos-related claims at the Funding Amount as part of a consensual plan of reorganization and recorded its asbestos-related liability on that basis. The treatment of asbestos-related liabilities is significantly different under the Joint Plan than under the Prior Plan. Grace has not adjusted its accounting for asbestos-related liabilities to reflect the Joint Plan. At this time, Grace is unable to determine a reasonable estimate of the value of certain consideration payable to the PI Trust and the PD Trust under the Joint Plan. These values will ultimately be determined on the effective date of the Joint Plan. Grace expects to adjust its accounting for the Joint Plan when the consideration can be measured and material conditions to the Joint Plan are satisfied. Grace expects that such adjustments may be material to Grace's consolidated financial position and results of operations.

        If the Joint Plan is not confirmed by the Bankruptcy Court, the Debtors would expect to resume the estimation trial, which was suspended in April 2008 due to the PI Settlement, to determine the amount of its asbestos-related liabilities. Through the PI Claim estimation process and the continued adjudication of PD Claims, Grace would seek to demonstrate that most claims have no value because they fail to establish any significant property damage, health impairment or occupational exposure to asbestos from Grace's operations or products. If the Bankruptcy Court agreed with Grace's position on the number of, and the amounts to be paid in respect of, allowed PI Claims and PD Claims, then Grace believes that the Funding Amount could be lower than $1,700 million. However, this outcome would be highly uncertain and would depend on a number of Bankruptcy Court rulings favorable to Grace's position. Conversely, the PI and PD Committees and the PI FCR have asserted that Grace's asbestos-related liabilities are substantially higher than $1,700 million, and in fact are in excess of Grace's business value. If the Bankruptcy Court accepted the position of the PI and PD Committees and the PI FCR, then any plan of reorganization likely would result in the loss of all or substantially all equity value by current shareholders.

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

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

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

        In November 2006, Grace entered into a settlement agreement with an underwriter of a portion of its excess insurance coverage. The insurer paid a settlement amount of $90 million directly to an escrow account in respect of claims for which Grace was provided coverage under the affected policies. The escrow account balance at June 30, 2009 was approximately $97.2 million, including interest earned on the account. Funds will be distributed from this account directly to claimants at the direction of the escrow agent pursuant to the terms of a confirmed plan of reorganization or as otherwise ordered by the Bankruptcy Court. The settlement agreement, as subsequently amended, provides that unless Grace confirms a plan of reorganization by December 31, 2008, at the option of the underwriter, exercisable at any time prior to September 30, 2009, the escrow amount with interest must be returned to the underwriter. On July 17, 2009, Grace and the underwriter entered into an amendment to the settlement agreement that provides that: unless Grace confirms a plan of reorganization by December 31, 2013, at the option of the underwriter, exercisable at any time prior to April 30, 2014, the escrow amount with interest must be returned to the underwriter; funds in the

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

escrow account will be distributed from this account to the PI Trust as set forth in the Joint Plan; fifty-two (52) percent of the interest accrued on the settlement amount as of March 31, 2009 will be transferred to an agent of the underwriter upon Grace's emergence from Chapter 11; and the underwriter shall have certain indemnification rights against Grace and the PI Trust with respect to certain claims. To become effective, the amendment to the settlement agreement must be approved by the Bankruptcy Court. Due to the open contingencies for the release of such amount, Grace has not recorded the amount in the escrow account or reduced its asbestos insurance receivable balance. Under the Joint Plan, the amount in the escrow account would be assigned to the PI Trust.

        As of June 30, 2009, including the settlement discussed above and after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements, there remains approximately $923 million of excess coverage from 53 presently solvent insurers. Grace estimates that eligible claims would have to exceed $4 billion to access total coverage. Grace further estimates that, assuming the resolution value of asbestos-related claims is equal to the recorded liability of $1,700 million (which should fund claim payments in excess of $2 billion), it should be entitled to approximately $500 million of insurance recovery, including the escrow described above. This amount was determined by estimating the aggregate and per year payout for claims over time and applying the expected insurance recovery factor to such claims. However, the ultimate amount of insurance recovered on such claims will depend on a number of factors that will only be determined at the time claims are paid including: the nature of the claim (PI Claim, PD Claim or ZAI PD Claim), the relevant exposure years, the timing of payment, the solvency of insurers and the legal status of policy rights. Accordingly, Grace's estimate of insurance recovery may differ materially from actual amounts received by Grace, or, if the Joint Plan is confirmed and becomes effective, the PI Trust.

4. Life Insurance

        Grace is the beneficiary of corporate-owned life insurance ("COLI") policies on certain current and former employees with net cash surrender values of $4.2 million and $71.4 million at June 30, 2009 and December 31, 2008, respectively. The following tables summarize activity in these policies for the six months ended June 30, 2009 and 2008, and the components of net cash value at June 30, 2009 and December 31, 2008:

Life Insurance—Activity Summary

	Six Months Ended June 30,
(In millions)	2009	2008
Earnings on policy assets	$1.4	$1.9
Interest on policy loans	(0.2)	(0.1)
Proceeds from termination of life insurance policies	(68.8)	(8.1)
Net investing activity	0.4	(0.1)

Change in net cash value	$(67.2)	$(6.4)

Tax-free proceeds received	$0.6	$0.1

Notes to Consolidated Financial Statements (Continued)

4. Life Insurance (Continued)

Components of Net Cash Value

(In millions)	June 30, 2009	December 31, 2008
Gross cash value	$9.4	$77.5
Principal—policy loans	(5.0)	(5.0)
Accrued interest—policy loans	(0.2)	(1.1)

Total net cash value	$4.2	$71.4
Less: current portion	—	(67.2)

Net cash value—long-term	$4.2	$4.2

Insurance benefits in force	$18.8	$120.7

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

5. Inventories

        Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at June 30, 2009 and December 31, 2008:

(In millions)	June 30, 2009	December 31, 2008
Raw materials	$53.1	$63.6
In process	43.8	42.1
Finished products	146.3	212.1
Other	32.2	37.0

	$275.4	$354.8

Notes to Consolidated Financial Statements (Continued)

6. Debt

Components of Debt

(In millions)	June 30, 2009	December 31, 2008
Debt payable within one year	$6.3	$11.2

Debt payable after one year
Other long-term borrowings	$0.5	$0.6

Debt Subject to Compromise
Bank borrowings	$500.0	$500.0
Accrued interest on bank borrowings	336.8	323.5
Drawn letters of credit	25.6	25.6
Accrued interest on drawn letters of credit	5.0	4.4

	867.4	$853.5

Full-year weighted average interest rates on total debt	3.3%	5.2%

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

        As of June 30, 2009, the Debtors had no revolving loans and had $63.7 million of standby letters of credit issued and outstanding under the DIP facility. The letters of credit were issued mainly for trade-related matters such as performance bonds, as well as certain insurance and environmental matters.

        At June 30, 2009, the fair value of Grace's debt payable within one year not subject to compromise approximated the recorded value of $6.3 million. Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. At June 30, 2009, the carrying value of Grace's bank debt subject to compromise plus interest was $867.4 million. The estimated fair value of the bank debt is lower than the carrying value; however, because such debt is subject to compromise in Grace's Chapter 11 proceeding, neither carrying values nor market values may reflect ultimate liquidation value.

7. Fair Value Measurements

        Certain of Grace's assets and liabilities are reported at fair value. SFAS No. 157 defines fair value as the value that would be received at the measurement date in the principal or "most advantageous" market. Grace uses principal market data, whenever available, to value assets and

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements (Continued)

liabilities at fair value that are required to be reported at fair value. SFAS No. 157 prescribes three valuation techniques that shall be used to measure fair value as follows:

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

        Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by SFAS No. 157:

Investment Securities

        Investment securities consist of direct or indirect investments in debt securities primarily in the Columbia Strategic Cash Portfolio Fund (the "Columbia Fund"). In the six months ended June 30, 2009 and 2008, $8.3 million and $46.7 million, respectively, of Grace's account balance was distributed to Grace in cash. Grace has elected to maintain its investment in the Columbia Fund pending the orderly liquidation of the portfolio and to value its account based on the value of the underlying securities as determined by the fund principals. Grace has determined the value of the fund using a market approach, which consists of matrix pricing techniques based on widely available market data and comparables as provided by the fund principals. Grace's investment in the Columbia Fund was valued at $14.2 million and $21.6 million at June 30, 2009 and December 31, 2008, respectively.

        Grace recorded an increase in fair value of its Columbia Fund account of $0.8 million for the six months ended June 30, 2009. The increase in fair value is recorded as an unrealized holding gain in other comprehensive income (loss).

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements (Continued)

Derivatives

        From time to time, Grace enters into commodity derivatives such as forward contracts or option contracts directly with natural gas suppliers, and fixed-rate swaps with financial institutions to mitigate the risk of volatility of natural gas prices. Under fixed-rate swaps, Grace locks in a fixed rate with a financial institution for future natural gas purchases, purchases its natural gas from a supplier at the prevailing market rate, and then settles with the bank for any difference in the rates, thereby "swapping" a variable rate for a fixed rate. In 2008 and 2009, Grace used fixed-rate swaps to mitigate the risk of natural gas price volatility. The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open contracts hedge forecasted transactions until June 2010. The effective portion of the gain or loss on the commodity contracts is recorded in accumulated other comprehensive income (loss) and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At June 30, 2009, the contract volume, or notional amount, of the commodity contracts was 2.6 million British thermal units (MMBtu).

        As part of its risk management program, Grace enters into foreign currency exchange rate forward and/or option contracts to mitigate the effects of exchange rate fluctuations. Grace also uses foreign currency exchange rate forward and/or option contracts from time to time to hedge the value of its net investment in certain foreign entities. The valuation of Grace's foreign currency exchange rate forward contracts was determined using both a market approach and an income approach. Inputs used to value foreign currency exchange rate forward contracts consist of: (1) spot rates, which are quoted by various financial institutions; (2) forward points, which are primarily affected by changes in interest rates on Euro and U.S. dollar deposits; and (3) discount rates used to present value future cash flows, which are based on the London Interbank Offered Rate (LIBOR) curve.

        In November 2007, Grace purchased foreign currency forward contracts to mitigate the effect of foreign currency risk with respect to intercompany loans between its principal U.S. subsidiary and a German subsidiary. As of June 30, 2009, the total amount outstanding under the foreign currency forward contracts was €248.9 million.

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements (Continued)

        The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008:

	Fair Value Measurements at June 30, 2009 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$14.2	$—	$14.2	$—
Currency derivatives	9.3	—	9.3	—

Total Assets	$23.5	$—	$23.5	$—

Liabilities
Currency derivatives	$1.3	$—	$1.3	$—
Commodity derivatives	7.4	—	7.4	—

Total Liabilities	$8.7	$—	$8.7	$—

	Fair Value Measurements at December 31, 2008 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$21.6	$—	$21.6	$—
Currency derivatives	21.0	—	21.0	—

Total Assets	$42.6	$—	$42.6	$—

Liabilities
Currency derivatives	$3.7	$—	$3.7	$—
Commodity derivatives	10.8	—	10.8	—

Total Liabilities	$14.5	$—	$14.5	$—

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements (Continued)

        The following table presents the location and fair values of derivative instruments included in the Consolidated Balance Sheet as of June 30, 2009:

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at June 30, 2009 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133
Commodity contracts	Other assets	$—	Other current liabilities	$7.4

Derivatives not designated as hedging instruments under SFAS No. 133
Currency contracts	Other assets	$9.3	Other current liabilities	$1.3

Total derivatives		$9.3		$8.7

        The following tables present the location and amount of gains and losses on derivative instruments and related hedged items included in the Consolidated Statement of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) ("OCI") for the three and six month periods ended June 30, 2009:

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended June 30, 2009 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in SFAS No. 133 cash flow hedging relationships:
Commodity contracts	$(0.5)	Cost of goods sold	$(5.4)

		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Derivatives not designated as hedging instruments under SFAS No. 133:
Currency contracts		Other income (expense)	$(18.0)

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements (Continued)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Six Months Ended June 30, 2009 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in SFAS No. 133 cash flow hedging relationships:
Commodity contracts	$(8.1)	Cost of goods sold	$(11.7)

		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Derivatives not designated as hedging instruments under SFAS No. 133:
Currency contracts		Other income (expense)	$(9.6)

8. Income Taxes

        As of June 30, 2009, the total amount of unrecognized tax benefits was $135.7 million compared to $134.6 million as of December 31, 2008. If Grace favorably resolves the tax issues related to such uncertain tax positions and recognizes the June 30, 2009 amount in full, Grace expects that $15.8 million related to alternative minimum tax credit carryforwards, that Grace has recorded as deferred tax assets, would no longer be available. In such event, Grace's effective tax rate would be reduced by the June 30, 2009 amount net of the effect of such reduction in alternative minimum tax credit carryforwards.

        Grace accrues potential interest and any associated penalties related to uncertain tax positions in "benefit from (provision for) income taxes". The total amount of interest and penalties accrued on uncertain tax positions was $80.6 million ($55.1 million net of applicable tax benefits) and $78.4 million ($53.4 million net of applicable tax benefits) as of June 30, 2009 and December 31, 2008, respectively. The total amount of interest and penalties expense for the quarter ended June 30, 2009 was $1.3 million ($1.0 million net of applicable tax benefits).

        Grace files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. In many cases, Grace's uncertain tax positions are related to income tax returns

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

for tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by major jurisdiction:

Tax Jurisdiction(1)	Examination in Progress	Examination Not Yet Initiated
United States—Federal(2)	1997-2001	2005-2008
United States—State	1994-2006	2007-2008
Germany	None	2006-2008
United Kingdom	None	2003-2008
Singapore	None	2002-2008
France	None	2007-2008
Canada	2002-2003	2004-2008

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

  1.
  On April 3, 2009, Grace filed a Stipulation of Settled Issues (the "Stipulation") with the U.S. Tax Court with respect to a carryback of a U.S. net operating loss arising during the 1997-2001 tax years. Under the Stipulation, Grace would be entitled to a U.S. Federal income tax refund for the 1989 tax year of approximately $14.7 million plus interest. The Stipulation also confirms that the remainder of the specified liability losses may be used in tax years after 1989 and Grace expects that such use will result in related adjustments in such years. On April 27, 2009, Grace filed a motion with the Bankruptcy Court for an order authorizing Grace to enter into the Stipulation. The Stipulation was approved by the Bankruptcy Court on May 26, 2009. The Stipulation is not a final settlement until it is approved by the Joint Committee on Taxation of the U.S. Congress if the IRS seeks its approval. Grace estimates that it is reasonably possible that the tax benefit Grace may record upon final approval of the Stipulation ranges from $21 million to $28 million.

  2.
  In recent court decisions involving taxpayers other than Grace, certain tax benefits similar to those claimed by a non-U.S. subsidiary of Grace were denied. In addition, the outcome of a pending appeal involving taxpayers other than Grace may affect Grace's views on its own tax position. Based on the specific facts of our tax position, Grace believes it is more likely than not that Grace's tax benefits would be sustained if challenged. However, it is reasonably possible that such benefits would not be sustained. Grace estimates that it is reasonably possible that the tax expense Grace may record if it changed its assessment of this matter based on the outcome of these pending legal proceedings ranges from $16 million to $46 million (including interest) and Grace would also expect to accelerate recognition of a deferred charge of $19 million.

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

        As of June 30, 2009, Grace has prior-year tax credit carryforwards of $84.6 million consisting of $65.0 million of foreign tax credit carryforwards with expiration dates through 2017, $0.6 million of general business credit carryforwards with expiration dates through 2025 and $18.9 million of alternative minimum tax credit carryforwards with no expiration dates. The $18.9 million of alternative minimum tax credit carryforwards includes $15.8 million which Grace does not expect will be available if Grace is successful in resolving certain issues reflected as uncertain tax positions.

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

        The assumed discount rate for pension plans reflects the market rates for high quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 6.25% as of December 31,

Notes to Consolidated Financial Statements (Continued)

9. Pension Plans and Other Postretirement Benefits Plans (Continued)

2008 was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. Based on review of an updated yield curve analysis as of June 30, 2009, Grace decreased the discount rate for the U.S. qualified pension plans from 7.25% at March 31, 2009 to 6.25% at June 30, 2009 based on market rates at that time. Grace also evaluated the current discount rates for the pension plans in the United Kingdom, Germany and Canada, which combined represented approximately 89% of the benefit obligation of the non-U.S. pension plans as of December 31, 2008. Based on review of the yield curve analyses for these plans as of June 30, 2009, Grace changed the discount rate for the United Kingdom from 6.75% at March 31, 2009 to 6.25% at June 30, 2009, for Germany from 6.00% at March 31, 2009 to 5.75% at June 30, 2009, and for Canada from 8.50% at March 31, 2009 to 6.75% at June 30, 2009. The funded status as of June 30, 2009 reflects a decrease in total assets of approximately $14 million and an increase in total liabilities of approximately $111 million as compared to March 31, 2009, resulting from the change in discount rates (including the postretirement plan). After tax effects, total assets increased from March 31, 2009 to June 30, 2009 by approximately $29 million, total liabilities increased by approximately $111 million and shareholders' equity decreased by approximately $82 million. The funded status as of June 30, 2009 reflects a decrease in total assets of approximately $8 million and an increase in total liabilities of approximately $1 million as compared to December 31, 2008, resulting from the change in discount rates (including the postretirement plan). After tax effects, total assets decreased from December 31, 2008 to June 30, 2009 by approximately $5 million, total liabilities increased by approximately $1 million and shareholders' equity decreased by approximately $6 million.

        At June 30, 2009, Grace's recorded pension liability for underfunded and unfunded plans was $631.6 million ($380.4 million included in "underfunded defined benefit pension plans", $136.9 million included in "unfunded pay-as-you-go defined benefit pension plans", $12.6 million included in "other current liabilities", and $101.7 million related to noncurrent supplemental pension benefits, included in "liabilities subject to compromise"). The recorded liability reflects 1) the shortfall between plan assets and the PBO of underfunded plans ($380.4 million); and 2) the PBO of unfunded pay-as-you-go plans ($251.2 million).

	Three Months Ended June 30,
	2009			2008
	Pension			Pension
Components of Net Periodic Benefit Cost (Income) (In millions)	U.S.	Non-U.S.	Other	U.S.	Non-U.S.	Other
Service cost	$3.9	$1.6	$—	$3.9	$2.2	$0.1
Interest cost	15.4	5.0	1.1	15.5	6.2	1.1
Expected return on plan assets	(10.8)	(3.6)	—	(15.5)	(5.1)	—
Amortization of prior service cost (credit)	0.2	—	(0.9)	0.4	0.2	(2.1)
Amortization of net deferred actuarial loss	8.0	0.8	0.1	4.9	1.3	0.4

Net periodic benefit cost (income)	$16.7	$3.8	$0.3	$9.2	$4.8	$(0.5)

Notes to Consolidated Financial Statements (Continued)

9. Pension Plans and Other Postretirement Benefits Plans (Continued)

	Six Months Ended June 30,
	2009			2008
	Pension			Pension
Components of Net Periodic Benefit Cost (Income) (In millions)	U.S.	Non-U.S.	Other	U.S.	Non-U.S.	Other
Service cost	$8.2	$3.3	$0.1	$8.1	$4.4	$0.2
Interest cost	31.5	9.9	2.2	31.1	12.1	2.4
Expected return on plan assets	(22.0)	(7.1)	—	(31.0)	(10.1)	—
Amortization of prior service cost (credit)	0.5	0.1	(2.0)	0.8	0.4	(4.3)
Amortization of net deferred actuarial loss	16.5	1.5	0.4	9.9	2.6	0.9

Net periodic benefit cost (income)	$34.7	$7.7	$0.7	$18.9	$9.4	$(0.8)

        Plan Contributions and Funding    Subject to any required approval of the Bankruptcy Court, Grace intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under U.S. GAAP. On June 24, 2009, Grace obtained Bankruptcy Court approval to fund minimum required payments under the U.S. qualified pension plans of approximately $30 million for the period from July 2009 through January 2010. In that regard, Grace contributed approximately $8 million in July 2009 to the trusts that hold assets of the U.S. qualified pension plans. While Grace intends to continue to fund all minimum required payments under the U.S. qualified pension plans, there can be no assurance that the Bankruptcy Court will continue to approve these payments.

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

10. Other Balance Sheet Accounts

(In millions)	June 30, 2009	December 31, 2008
Other Assets
Deferred charges	$31.0	$33.5
Cash value of life insurance policies, net of policy loans	4.2	4.2
Long-term receivables, less allowances of $0.0 (2008—$0.0)	0.9	0.9
Patents, licenses and other intangible assets, net	66.9	72.5
Fair value of foreign exchange rate forward contracts	9.3	21.0
Investments in unconsolidated affiliates and other	22.2	17.2

	$134.5	$149.3

Other Current Liabilities
Accrued compensation	$73.2	$88.1
Customer volume rebates	23.1	37.7
Accrued commissions	8.3	13.0
Accrued Chapter 11 reorganization expenses	16.7	23.9
Income tax payable	23.0	15.9
Deferred tax liability	7.8	7.9
Fair value of foreign exchange rate forward contracts	1.3	3.7
Other accrued liabilities	108.0	101.3

	$261.4	$291.5

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

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingent Liabilities (Continued)

        At June 30, 2009, Grace's estimated liability for environmental investigative and remediation costs totaled $149.2 million, as compared with $152.2 million at December 31, 2008. The amount is based on funding and/or remediation agreements in place, including the Multi-Site Agreement described below, and Grace's best estimate of its cost for sites not subject to a formal remediation plan. Grace's estimated environmental liabilities are included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets.

        Net cash expenditures charged against previously established reserves for the six months ended June 30, 2009 and 2008 were $3.7 million and $102.8 million, respectively.

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

Vermiculite Related Matters

        During 2008, Grace paid $250 million plus accrued interest of approximately $2 million pursuant to an agreement (the "EPA Cost Recovery Agreement"), between Grace and the U.S. Department of Justice to settle the EPA's cost recovery claims for all past and future remediation costs with respect to Grace's former Libby operations, except for those relating to the Grace-owned Libby vermiculite mine.

        Grace's total estimated liability for asbestos remediation related to its former vermiculite operations in Libby, including the cost of remediation at vermiculite processing sites outside of Libby, at June 30, 2009 and December 31, 2008 was $47.5 million and $48.4 million, respectively, excluding interest. The estimated obligation as of each date does not include the cost to remediate the Grace-owned Libby vermiculite mine, which is not currently estimable.

        Montana Criminal Proceeding    In February, 2005, the United States Department of Justice announced the unsealing of a grand jury indictment against Grace and seven former senior level employees (one of whom died before the trial commenced) (United States of America v. W. R. Grace & Co. et al.) relating to Grace's former vermiculite mining and processing activities in Libby, Montana. The indictment accused the defendants of (1) conspiracy to violate environmental laws and obstruct federal agency proceedings; (2) violations of the federal Clean Air Act; and (3) obstruction of justice. Grace categorically denied any criminal wrongdoing.

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingent Liabilities (Continued)

        The trial began in February 2009 and on May 8, 2009, a Montana jury unanimously acquitted Grace and three former employees on all counts. Charges against three other former employees were dismissed.

        The Bankruptcy Court previously granted Grace's request to advance legal and defense costs to the employees involved in this case. For the six months ended June 30, 2009 and 2008, total expense for Grace and the employees was $34.7 million and $8.5 million, respectively, which amounts are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

        New Jersey Claims    In 2005, the New Jersey Department of Environmental Protection ("NJDEP") filed a lawsuit against Grace and two former employees, which was removed at Grace's request to the U.S. District Court for the District of New Jersey (N.J. Dept. of Environmental Protection v. W. R. Grace & Co. et al.), seeking civil penalties for alleged misrepresentations and false statements made in a Preliminary Assessment/Site Investigation Report and Negative Declarations submitted by Grace to the NJDEP in 1995 pursuant to the New Jersey Industrial Site Recovery Act. Grace submitted the report, which was prepared by an independent environmental consultant, in connection with the closing of Grace's former vermiculite expansion plant in Hamilton Township, New Jersey. In 2005, the Bankruptcy Court stayed this lawsuit. In April 2008, the Bankruptcy Court issued a ruling stating that the lawsuit filed by the NJDEP was in violation of the automatic stay and enjoining further pursuit of all claims in the lawsuit. In March 2009, the Delaware District Court upheld the Bankruptcy Court's ruling. In April 2009, the NJDEP appealed this ruling to the U.S. Court of Appeals for the Third Circuit, which appeal remains pending. To the extent this lawsuit proceeds against the two former Grace employees, Grace may have an indemnification obligation.

        In April 2007, New Jersey filed a motion for leave to file a late proof of claim in the amount of $31 million with respect to substantially the same claims set forth in the lawsuit described in the preceding paragraph. In August 2007, the Bankruptcy Court denied this motion and the Delaware District Court affirmed this ruling on appeal in March 2008. In April 2008, New Jersey appealed this ruling to the Third Circuit, which appeal remains pending.

Non-Vermiculite Related Matters

        At June 30, 2009 and December 31, 2008, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $101.7 million and $103.8 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon an evaluation of claims for which sufficient information was available and the liabilities settled pursuant to the Multi-Site Agreement. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.

        Purchase Commitments    Grace engages in purchase commitments to minimize the volatility of major components of direct manufacturing costs including natural gas, certain metals, asphalt, amines and other materials. Such commitments are for quantities that Grace fully expects to use in its normal operations.

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingent Liabilities (Continued)

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

        Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At June 30, 2009, Grace had gross financial assurances issued and outstanding of $246.5 million, comprised of $102.2 million of surety bonds issued by various insurance companies, and $144.3 million of standby letters of credit and other financial assurances issued by various banks. As discussed in Note 6, $63.7 million of these financial assurances have been issued under the DIP facility.

        Accounting for Contingencies    Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. GAAP. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at June 30, 2009.

Notes to Consolidated Financial Statements (Continued)

12. Restructuring Expenses

        In 2009, Grace implemented cost reduction and restructuring programs to further improve productivity. Grace accrued $19.1 million and $5.9 million of restructuring expense in the first and second quarters, respectively. The restructuring programs include world-wide involuntary restructuring programs and a U.S. voluntary early retirement restructuring program. Grace expects to accrue additional restructuring expense of approximately $2.5 million in 2009 related to the involuntary programs as the final elements of these programs are completed. Grace expects substantially all costs of these programs to be paid by December 31, 2009.

        The restructuring programs initiated in 2009 are expected to reduce total employment by over 400 employees by year-end 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Restructuring Expenses:
Severance and other employee related costs	$5.9	$5.2	$24.8	$5.2
Asset Write-offs	—	—	0.2	—

Total Restructuring Expenses	$5.9	$5.2	$25.0	$5.2

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Restructuring Liability:
Beginning Balance	$16.3	$—	$0.7	$—
Accruals	5.9	5.2	25.0	5.2
Payments	(3.9)	(1.4)	(7.4)	(1.4)

Total Restructuring Liability	$18.3	$3.8	$18.3	$3.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Employee Reduction by Operating Segment:
Grace Davison	33	—	183	—
Grace Construction Products	104	121	214	121
Corporate	—	8	40	8

Total	137	129	437	129

Notes to Consolidated Financial Statements (Continued)

13. Other (Income) Expense, net

        Components of other (income) expense, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Net income from life insurance policies	$(0.1)	$(0.7)	$(1.2)	$(1.8)
Interest income	(0.6)	(1.2)	(0.8)	(2.3)
Net (gain) loss on sales of investments and disposals of assets	(1.6)	1.0	(3.0)	(0.6)
Currency translation—intercompany loans	(18.1)	0.8	(1.8)	(37.8)
Value of foreign currency forward contracts—intercompany loans	17.7	(2.8)	9.3	23.7
Other currency transaction effects	2.3	0.1	4.4	0.9
Interest income on joint venture cash balances	—	(0.1)	—	(0.2)
Other miscellaneous (income) expense	0.5	(4.3)	(5.0)	(6.4)

Total other (income) expense, net	0.1	$(7.2)	1.9	$(24.5)

14. Comprehensive Income (Loss)

        The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008:

Three Months Ended June 30, 2009 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.7)	$0.2	$(0.5)
Amortization of net deferred actuarial loss included in net periodic benefit cost	8.9	(3.1)	5.8
Other changes in funded status	(63.8)	21.5	(42.3)

Benefit plans, net	(55.6)	18.6	(37.0)
Foreign currency translation adjustments	31.0	—	31.0
Gain (loss) from hedging activities	4.9	(1.6)	3.3
Unrealized holding gain on available-for-sale securities	0.8	—	0.8

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(18.9)	$17.0	$(1.9)

Notes to Consolidated Financial Statements (Continued)

14. Comprehensive Income (Loss) (Continued)

Six Months Ended June 30, 2009 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(1.4)	$0.5	$(0.9)
Amortization of net deferred actuarial loss included in net periodic benefit cost	18.4	(6.4)	12.0
Other changes in funded status	(6.1)	1.1	(5.0)

Benefit plans, net	10.9	(4.8)	6.1
Foreign currency translation adjustments	19.2	—	19.2
Gain (loss) from hedging activities	3.6	(1.1)	2.5
Unrealized holding gain on available-for-sale securities	0.8	—	0.8

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$34.5	$(5.9)	$28.6

Three Months Ended June 30, 2008 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(1.5)	$0.5	$(1.0)
Amortization of net deferred actuarial loss included in net periodic benefit cost	6.6	(2.2)	4.4
Other changes in funded status	(7.9)	2.1	(5.8)

Benefit plans, net	(2.8)	0.4	(2.4)
Foreign currency translation adjustments	(4.5)	—	(4.5)
Gain (loss) from hedging activities	2.7	(0.9)	1.8

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(4.6)	$(0.5)	$(5.1)

Notes to Consolidated Financial Statements (Continued)

14. Comprehensive Income (Loss) (Continued)

Six Months Ended June 30, 2008 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(3.1)	$1.1	$(2.0)
Amortization of net deferred actuarial loss included in net periodic benefit cost	13.4	(4.6)	8.8
Other changes in funded status	(10.3)	4.4	(5.9)

Benefit plans, net	—	0.9	0.9
Foreign currency translation adjustments	(2.6)	—	(2.6)
Gain (loss) from hedging activities	6.2	(2.2)	4.0

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$3.6	$(1.3)	$2.3

        The following table presents the components of Grace's accumulated other comprehensive income (loss) at June 30, 2009 and December 31, 2008:

Components of Accumulated Other Comprehensive Income (Loss) (In millions)	June 30, 2009	December 31, 2008
Defined benefit pension and other postretirement plans:
Net prior service credit (net of tax)	$(0.1)	$0.8
Net deferred actuarial loss (net of tax)	(538.5)	(545.5)

Benefit plans, net	(538.6)	(544.7)
Foreign currency translation	10.7	(8.5)
Hedging activities, net of tax	(4.6)	(7.1)
Unrealized holding gain on available-for-sale securities	0.8	—

Accumulated other comprehensive income (loss)	$(531.7)	$(560.3)

        Accumulated other comprehensive income (loss) related to the defined benefit pension and other postretirement plans at June 30, 2009 and December 31, 2008, respectively, represents the accumulation of net actuarial losses of $538.5 million and $545.5 million as well as net prior service credits of $(0.1) million and $0.8 million. These amounts are net of tax and are amortized as a component of net periodic benefit cost. For the six months ended June 30, 2009 and 2008, the pre-tax benefit recognized related to prior service credits was $1.4 million and $3.1 million, respectively, and the pre-tax expense recognized for amortization of accumulated actuarial losses was $18.4 million and $13.4 million, respectively. In addition, $6.1 million and $10.3 million of pre-tax loss was recognized for changes in funded status during the six months ended June 30, 2009 and 2008, respectively.

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

Notes to Consolidated Financial Statements (Continued)

15. Earnings Per Share

        The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
Earnings Per Share (In millions, except per share amounts)	2009	2008	2009	2008
Numerators
Net income (loss) attributable to W. R Grace & Co.	$19.3	$32.1	$(19.6)	$49.8

Denominators
Weighted average common shares—basic calculation	72.2	72.1	72.2	71.9
Dilutive effect of employee stock options	0.7	0.8	—	0.7

Weighted average common shares—diluted calculation	72.9	72.9	72.2	72.6

Basic earnings per share	$0.27	$0.45	$(0.27)	$0.69

Diluted earnings per share	$0.26	$0.44	$(0.27)	$0.69

        Stock options that could potentially dilute basic earnings per share (that were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares) were approximately 3.5 and 3.1 million for the three months and six months ended June 30, 2009. There were no anti-dilutive options outstanding for the three months and six months ended June 30, 2008.

16. Operating Segment Information

        Grace is a global producer of specialty chemicals and materials. It generates revenues from two operating segments: Grace Davison, which includes specialty catalysts and specialty materials used in a wide range of refining, consumer industrial, packaging and life sciences applications; and Grace Construction Products, which includes specialty construction chemicals and building materials used in commercial, infrastructure, and residential construction. Intersegment sales, eliminated in consolidation, are not material. The table below presents information related to Grace's operating segments for the three months and six months ended June 30, 2009 and 2008, respectively. Only those corporate expenses directly related to the operating segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

Notes to Consolidated Financial Statements (Continued)

16. Operating Segment Information (Continued)

Operating Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Net Sales
Grace Davison	$477.9	$584.8	$955.7	$1,081.9
Grace Construction Products	233.1	315.2	437.4	577.3

Total	$711.0	$900.0	$1,393.1	$1,659.2

Pre-tax Operating Income (loss)—Core Operations
Grace Davison	$80.8	$84.7	$109.1	$159.0
Grace Construction Products	30.6	47.5	38.2	73.8
Corporate costs	(21.0)	(19.3)	(42.2)	(40.1)
Defined benefit pension expense	(16.0)	(11.1)	(34.1)	(22.7)

Total	$74.4	$101.8	$71.0	$170.0

        Restructuring charges are included in the above operating segment results as follows: For the three months ended June 30, 2009, Grace Davison $1.0 million, Grace Construction Products $3.4 million and Corporate $1.5 million. For the six months ended June 30, 2009, Grace Davison $12.7 million, Grace Construction Products $8.1 million, and Corporate $3.2 million. An additional $1.0 million is reflected in pre-tax income (loss) from noncore activities. For the three months and six months ended June 30, 2008, Grace Construction Product $4.7 million, and Corporate $0.5 million.

        Corporate costs include expenses of corporate headquarters functions incurred in support of core operations, such as corporate finance, legal services, human resources management, communications and regulatory affairs and information technology.

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

        The following table presents information related to the geographic areas in which Grace operated for the three months and six months ended June 30, 2009 and 2008. Sales are attributed to geographic areas based on customer location.

Notes to Consolidated Financial Statements (Continued)

16. Operating Segment Information (Continued)

Geographic Area Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Net Sales
United States	$221.7	$273.1	$461.4	$523.4
Canada and Puerto Rico	19.9	27.6	39.2	50.9

Total North America	$241.6	$300.7	$500.6	$574.3
Europe Africa	274.0	367.1	521.0	691.1
Asia Pacific	132.1	175.1	253.3	287.3
Latin America	63.3	57.1	118.2	106.5

Total	$711.0	$900.0	$1,393.1	$1,659.2

        The pre-tax operating income for Grace's operating segments for the three months and six months ended June 30, 2009 and 2008 is reconciled below to income before income taxes and noncontrolling interest presented in the accompanying Consolidated Statements of Operations.

Reconciliation of Operating Segment Data to Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Pre-tax operating income (loss)—core operations	$74.4	$101.8	$71.0	$170.0
Noncontrolling interests in consolidated entities	3.4	4.4	3.5	7.3
Chapter 11 expenses, net of interest income	(8.0)	(18.0)	(18.0)	(36.4)
Net gain (loss) on sales of investments and disposals of assets	1.6	(1.0)	3.0	0.6
Provision for environmental remediation	—	—	(0.7)	(5.9)
Translation effects—intercompany loans	18.1	(0.8)	1.8	37.8
Value of foreign currency forward contracts—intercompany loans.	(17.7)	2.8	(9.3)	(23.7)
Legal defense costs	(10.1)	(5.6)	(34.7)	(8.3)
Asbestos administration	(2.5)	(1.9)	(4.4)	(3.6)
Net pension costs—divested businesses	(4.5)	(2.9)	(8.3)	(5.6)
Interest expense and related financing costs	(9.6)	(14.5)	(18.8)	(29.6)
Other, net	(5.6)	(2.5)	(7.8)	(2.3)

Income (loss) before income taxes	$39.5	$61.8	$(22.7)	$100.3

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Sales	$80.4	$118.6	$203.5	$207.6
Income before taxes	8.1	10.1	8.5	17.4
Net income	8.2	9.8	8.4	15.6
Noncontrolling interests in net income	3.4	4.4	3.5	7.3
Dividends paid to noncontrolling interests	$—	$(13.3)	$(13.7)	$(13.3)

(In millions)	June 30, 2009	December 31, 2008
Cash	$67.9	$78.1
Other current assets	106.2	153.3
Total assets	195.0	252.8
Total liabilities	51.1	84.1
Shareholders' equity	144.0	168.7
Noncontrolling interests in shareholders' equity	$63.1	$73.1

        Noncontrolling interests primarily pertains to Advanced Refining Technologies LLC ("ART"), a joint venture between Grace and Chevron Products Company in which Grace holds a 55% economic interest.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Financial Summary

        Following is a summary of our financial performance for the three and six month periods ended June 30, 2009 compared with the corresponding prior year periods.

  •
  Sales for the three month period ended June 30, 2009 were $711.0 million compared with $900.0 million in the prior year period, a 21.0% decrease (13.4% before the effects of currency translation). The sales decrease is due primarily to lower sales volumes and unfavorable currency translation. Sales were down 19.7% in North America, 25.4% in Europe, and 24.6% in Asia and up 10.9% in Latin America. Sales in the second quarter of 2009 were up 4.2% compared with sales in the first quarter of 2009. Excluding sales of hydroprocessing catalysts, which are subject to uneven order patterns, sales in the second quarter were up 12.7% compared with sales calculated on the same basis for the first quarter of 2009.

  •
  Gross profit percentage for the three month period ended June 30, 2009 was 33.8% compared with 30.6% for the prior year period and 24.7% in the first quarter of 2009. The improvement in gross profit percentage is due to price increases implemented primarily in the second half of 2008, the decreases in raw materials and energy costs since their peak in the fourth quarter of 2008, and lower factory overhead expenses resulting primarily from our restructuring activities.

  •
  Net income attributable to Grace (Grace net income) for the three month period ended June 30, 2009 was $19.3 million, or $0.26 per diluted share, compared with $32.1 million, or $0.44 per diluted share, for the prior year period, a 39.9% decrease. The results for each period were negatively affected by Chapter 11 expenses, litigation and other matters not related to core operations. Excluding Chapter 11 expenses, the loss on noncore activities, and their tax effects, Grace net income would have been $41.7 million for the three month period ended June 30, 2009 compared with $57.5 million calculated on the same basis for the prior year period, a 27.5% decrease.

  •
  Pre-tax income from core operations (Core EBIT) was $74.4 million for the three month period ended June 30, 2009 compared with $101.8 million for the prior year period, a 26.9% decrease. Core EBIT was up $77.8 million over the first quarter of 2009, primarily due to a 9.1 point increase in gross profit percentage. This improvement in gross profit percentage is attributable to lower raw material costs and lower factory overhead expenses, primarily due to restructuring activities.

  •
  Sales for the six month period ended June 30, 2009 were $1,393.1 million compared with $1,659.2 million for the prior year period, a 16.0% decrease (9.1% before the effects of currency translation). Grace net loss for the six month period ended June 30, 2009 was $19.6 million, or $0.27 per diluted share, compared with Grace net income of $49.8 million, or $0.69 per diluted share for the prior year period. Excluding Chapter 11 expenses, the loss on noncore activities, and their tax effects, Grace net income would have been $33.8 million for the six month period ended June 30, 2009 compared with $92.8 million calculated on the same basis for the prior year period, a 63.6% decrease. Core EBIT was $71.0 million for the six month period ended June 30, 2009, down 58.2% from the prior year period.

  •
  Operating free cash flow was $147.0 million for the six month period ended June 30, 2009 compared with $65.9 million in the prior year period, a 123.1% increase. The increase in operating free cash flow was due primarily to improvements in working capital and lower capital expenditures, partially offset by the impact of lower Core EBIT. Net cash provided by operating activities was $118.6 million in the six month period ended June 30, 2009 compared to net cash used for operating activities of $85.9 million in the prior year period.

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

        Key external factors for our Refining Technologies product group are the economics of the petroleum refining industry, specifically the impacts of demand for transportation fuels and petrochemical products, and crude oil supply. FCC catalysts and some hydroprocessing catalysts are consumed at a relatively steady rate and replaced regularly, while other hydroprocessing catalysts are replaced in an irregular pattern. Sales of our Materials Technologies and Specialty Technologies product groups are affected by global economic conditions, including the underlying growth rate of targeted end-use applications.

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

Global scope

        We operate our business on a global scale with approximately 68% of our 2009 sales outside the United States. We conduct business in over 40 countries and in more than 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations in relation to the U.S. dollar affect our reported earnings, net assets and cash flows.

Summary of Financial Information and Metrics

        Set forth below are our key operating statistics with dollar and percentage changes for the three months and six months ended June 30, 2009 and 2008. Please refer to this Analysis of Continuing Operations when reading Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        We use Core EBIT and operating free cash flow as the performance measures in all significant business decisions and in determining certain incentive compensation. Core EBIT, Core EBIT as a percentage of sales, Core EBIT before depreciation and amortization ("Core EBITDA"), pre-tax loss from noncore activities, net income excluding noncore activities and Chapter 11 expenses, and operating free cash flow do not purport to represent income or cash flow measures as defined under United States Generally Accepted Accounting Principles ("U.S. GAAP"), and you should not consider them an alternative to such measures as an indicator of our performance. We provide these measures so you can distinguish the operating results of our current business base from the income and expenses and cash flows of our past businesses, discontinued products, and corporate legacies, and the effect of our Chapter 11 proceedings, and to ensure that you understand the key data that management uses to evaluate our results of operations. We have also provided reconciliations of these non U.S. GAAP measures to their closest U.S. GAAP measure.

        Core EBIT has material limitations as an operating performance measure because it excludes income and expenses that comprise our noncore activities, which include, among other things, provisions for asbestos-related litigation and environmental remediation, income from insurance settlements, and legal costs, which have been material components of our net income. Core EBITDA also has material limitations as an operating performance measure since it excludes the impact of depreciation and amortization expense. Our business is substantially dependent on the successful deployment of our capital assets; therefore, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. We compensate for the limitations of these measurements by using these indicators together with net income as measured under U.S. GAAP to present a complete analysis of our results of operations. You should evaluate Core EBIT and Core EBITDA in conjunction with net income for a more complete analysis of our financial results.

        Operating free cash flow also has material limitations as an operating performance measure because it excludes cash paid for income taxes, cash payments under defined benefit pension arrangements and post retirement benefit plans, and cash flows from our noncore activities, including, among other things, provisions for asbestos-related litigation and environmental remediation and legal defense costs, and costs related to our Chapter 11 proceedings, which have been material components of our cash flow. We compensate for the limitations of this measure by using it together with net cash flow provided by (used for) operating activities as defined under U.S. GAAP to present a complete analysis of our cash flows. You should evaluate operating free cash flow in conjunction with net cash flow provided by (used for) operating activities for a more complete analysis of our cash flow results.

	Three Months Ended June 30,				Six Months Ended June 30,
Analysis of Continuing Operations (In millions)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)
Net sales:
Grace Davison	$477.9	$584.8	$(106.9)	(18.3)%	$955.7	$1,081.9	$(126.2)	(11.7)%

Refining Technologies	246.9	285.8	(38.9)	(13.6)%	523.6	522.7	0.9	0.2%
Materials Technologies	146.9	194.6	(47.7)	(24.5)%	280.9	364.9	(84.0)	(23.0)%
Specialty Technologies	84.1	104.4	(20.3)	(19.4)%	151.2	194.3	(43.1)	(22.2)%

Grace Construction Products	233.1	315.2	(82.1)	(26.0)%	437.4	577.3	(139.9)	(24.2)%

GCP Americas	119.9	163.4	(43.5)	(26.6)%	231.7	295.9	(64.2)	(21.7)%
GCP Europe	80.1	113.4	(33.3)	(29.4)%	143.0	211.0	(68.0)	(32.2)%
GCP Asia	33.1	38.4	(5.3)	(13.8)%	62.7	70.4	(7.7)	(10.9)%

Total Grace net sales	$711.0	$900.0	$(189.0)	(21.0)%	$1,393.1	$1,659.2	$(266.1)	(16.0)%

Net Sales by Region:
North America	$241.6	$300.7	$(59.1)	(19.7)%	$500.6	$574.3	$(73.7)	(12.8)%
Europe Africa	274.0	367.1	(93.1)	(25.4)%	521.0	691.1	(170.1)	(24.6)%
Asia Pacific	132.1	175.1	(43.0)	(24.6)%	253.3	287.3	(34.0)	(11.8)%
Latin America	63.3	57.1	6.2	10.9%	118.2	106.5	11.7	11.0%

Total	$711.0	$900.0	$(189.0)	(21.0)%	$1,393.1	$1,659.2	$(266.1)	(16.0)%

Pre-tax operating income:
Grace Davison(a)	$81.8	$84.7	$(2.9)	(3.4)%	$121.8	$159.0	$(37.2)	(23.4)%
Grace Construction Products(b)	34.0	52.2	(18.2)	(34.9)%	46.3	78.5	(32.2)	(41.0)%
Corporate costs	(19.5)	(18.8)	(0.7)	(3.7)%	(39.0)	(39.6)	0.6	1.5%
Restructuring expenses(f)	(5.9)	(5.2)	(0.7)	(13.5)%	(24.0)	(5.2)	(18.8)	NM
Defined benefit pension expense(c)	(16.0)	(11.1)	(4.9)	(44.1)%	(34.1)	(22.7)	(11.4)	(50.2)%

Core EBIT	74.4	101.8	(27.4)	(26.9)%	71.0	170.0	(99.0)	(58.2)%
Pre-tax income (loss) from noncore activities(f)	(21.3)	(13.1)	(8.2)	(62.6)%	(61.2)	(13.3)	(47.9)	NM
Interest expense, net	(9.0)	(13.3)	4.3	32.3%	(18.0)	(27.3)	9.3	34.1%

Income (loss) before Chapter 11 expenses and income taxes	44.1	75.4	(31.3)	(41.5)%	(8.2)	129.4	(137.6)	(106.3)%
Chapter 11 expenses, net of interest income	(8.0)	(18.0)	10.0	55.6%	(18.0)	(36.4)	18.4	50.5%
Benefit from (provision for) income taxes	(16.8)	(25.3)	8.5	33.6%	6.6	(43.2)	49.8	115.3%

Net income (loss) attributable to W. R. Grace & Co. shareholders	$19.3	$32.1	$(12.8)	(39.9)%	$(19.6)	$49.8	$(69.4)	(139.4)%

	Three Months Ended June 30,				Six Months Ended June 30,
Analysis of Continuing Operations (In millions)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)
Reconciliation of Net Income (Loss) attributable to W. R. Grace & Co. shareholders to Net Income Excluding Noncore Activities and Chapter 11 Expenses, net:
Net income (loss) attributable to W. R. Grace & Co. shareholders	$19.3	$32.1	$(12.8)	(39.9)%	$(19.6)	$49.8	$(69.4)	(139.4)%
Pre-tax loss from noncore activities	21.3	13.1	8.2	62.6%	61.2	13.3	47.9	NM
Chapter 11 expenses, net	8.0	18.0	(10.0)	(55.6)%	18.0	36.4	(18.4)	(50.5)
Tax effects of noncore and Chapter 11 items	(6.9)	(5.7)	(1.2)	(21.1)%	(25.8)	(6.7)	(19.1)	NM

Net income excluding noncore activities and Chapter 11 expenses, net	$41.7	$57.5	$(15.8)	(27.5)%	$33.8	$92.8	$(59.0)	(63.6)%

Reconciliation of Core EBIT to income (loss) before income taxes:
Core EBIT	$74.4	$101.8	$(27.4)	(26.9)%	$71.0	$170.0	$(99.0)	(58.2)%
Net income (loss) attributable to noncontrolling interests	3.4	4.4	(1.0)	(22.7)%	3.5	7.3	(3.8)	(52.1)%
Interest expense, net	(9.0)	(13.3)	4.3	32.3%	(18.0)	(27.3)	9.3	34.1%
Chapter 11 expenses	(8.0)	(18.0)	10.0	55.6%	(18.0)	(36.4)	18.4	50.5%
Pre-tax income (loss) from noncore activities(f)	(21.3)	(13.1)	(8.2)	(62.6)%	(61.2)	(13.3)	(47.9)	NM

Income (loss) before income taxes	$39.5	$61.8	$(22.3)	(36.1)%	$(22.7)	$100.3	$(123.0)	(122.6)%

Reconciliation of operating free cash flow to net cash provided by (used for) operating activities:
Operating free cash flow					$147.0	$65.9	$81.1
Chapter 11 expenses paid					(25.1)	(36.7)	11.6
Capital expenditures					36.5	58.7	(22.2)
Dividends paid to noncontrolling interests in consolidated entities					13.7	13.3	0.4
Income taxes paid, net of refunds					0.4	(32.4)	32.8
Payments under defined benefit pension arrangements and postretirement benefit plans					(25.0)	(45.8)	20.8
Cash paid to resolve contingencies subject to Chapter 11					—	(101.6)	101.6
Cash paid for environmental and divestment reserves					(3.7)	(1.3)	(2.4)
Noncore and other activities					(25.2)	(6.0)	(19.2)

Net cash provided by (used for) operating activities					$118.6	$(85.9)	$204.5

	Three Months Ended June 30,					Six Months Ended June 30,
Analysis of Continuing Operations (In millions)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)		2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)
Key Financial Measures:
Core EBIT as a percentage of sales:
Grace Davison	17.1%	14.5%	NM	2.6	pts	12.7%	14.7%	NM	(2.0	) pts
Grace Construction Products	14.6%	16.6%	NM	(2.0	) pts	10.6%	13.6%	NM	(3.0	) pts
Total Core Operations	10.5%	11.3%	NM	(0.8	) pts	5.1%	10.2%	NM	(5.1	) pts
Total Core Operations adjusted for profit sharing of joint ventures(d)	10.9%	11.8%	NM	(0.9	) pts	5.3%	10.7%	NM	(5.4	) pts
Core EBITDA	$103.2	$132.5	$(29.3)	(22.1)%		$127.3	$230.9	$(103.6)	(44.9)%
As a percentage of sales	14.5%	14.7%	NM	(0.2	) pts	9.1%	13.9%	NM	(4.8	) pts
Depreciation and amortization	$28.8	$30.7	$1.9	6.2%		$56.3	$60.9	$4.6	7.6%
Gross profit percentage (sales less cost of goods sold as a percent of sales)(e):
Grace Davison	32.3%	28.2%	NM	4.1	pts	27.3%	29.4%	NM	(2.1	) pts
Grace Construction Products	37.4%	36.2%	NM	1.2	pts	34.5%	35.0%	NM	(0.5	) pts
Total Grace	33.8%	30.6%	NM	3.2	pts	29.4%	31.0%	NM	(1.6	) pts

Note
(a):      Grace Davison pre-tax operating income includes noncontrolling interests primarily related to the Advanced Refining Technologies joint venture.

Note
(b):      Grace Construction Products pre-tax operating income includes noncontrolling interests related to consolidated joint ventures.

Note
(c):      Pension expense includes all defined benefit pension expense of core operations for all periods presented. These amounts were previously allocated to the operating segments and corporate.

Note
(d):      Reflects the add-back of noncontrolling interests expense.

Note
(e):      Includes depreciation and amortization related to manufacturing of products.

Note
(f):       Restructuring expenses included in pre-tax income from core operations above have been reflected by operating segment in Note 16 as follows: For the three months ended June 30, 2009, Grace Davison $1.0 million, Grace Construction Products $3.4 million, and Corporate $1.5 million. For the six months ended June 30, 2009, Grace Davison $12.7 million, Grace Construction Products $8.1 million, and Corporate $3.2 million. An additional $1.0 million, reflected in pre-tax income (loss) from noncore activities above, is also reflected in Corporate in Note 16. For the three and six months ended June 30, 2008, Grace Construction Products $4.7 million, and Corporate $0.5 million.

NM—Not Meaningful

Grace Overview

        Following is an overview of our financial performance for the three and six month periods ended June 30, 2009 as compared to the corresponding prior year periods.

Net Sales

Grace Net Sales—Quarter ($ in millions)	Grace Net Sales—YTD ($ in millions)

        The following table identifies the increase or decrease in sales attributable to changes in sales volume, product price and/or mix, metals volumes and prices, and the impact of foreign currency translation for the three month period ended June 30, 2009 from the prior year period.

	Three Months Ended June 30, 2009 as a Percentage Increase (Decrease) from Three Months Ended June 30, 2008
Net Sales Variance Analysis	Volume	Price/Mix	Currency Translation	Metals	Total
Grace Davison	(9.8)%	5.5%	(7.7)%	(6.3)%	(18.3)%
Grace Construction Products	(21.5)%	2.8%	(7.3)%	N/A	(26.0)%
Net sales	(13.9)%	4.6%	(7.6)%	(4.1)%	(21.0)%
By Region:
North America	(22.7)%	4.8%	(0.7)%	(1.1)%	(19.7)%
Europe Africa	(13.3)%	3.7%	(13.2)%	(2.6)%	(25.4)%
Asia Pacific	(11.0)%	5.0%	(5.2)%	(13.4)%	(24.6)%
Latin America	19.6%	8.1%	(15.2)%	(1.6)%	10.9%

        Sales for the three month period ended June 30, 2009 were unfavorably affected by the global economic slowdown, which resulted in reduced sales volumes, and by foreign currency translation, partly offset by higher selling prices. Pricing actions were implemented primarily in the second half of 2008 to offset increased raw materials and energy costs and to reflect our upgrade of product technologies.

        Sales volumes for the 2009 second quarter were up in all product lines except hydroprocessing catalysts, which are subject to uneven order patterns, from the 2009 first quarter.

	Six Months Ended June 30, 2009 as a Percentage Increase (Decrease) from Six Months Ended June 30, 2008
Net Sales Variance Analysis	Volume	Price/Mix	Currency Translation	Metals	Total
Grace Davison	(7.7)%	6.7%	(6.7)%	(4.0)%	(11.7)%
Grace Construction Products	(20.5)%	3.5%	(7.2)%	N/A	(24.2)%
Net sales	(12.2)%	5.7%	(6.9)%	(2.6)%	(16.0)%
By Region:
North America	(18.0)%	7.2%	(0.8)%	(1.2)%	(12.8)%
Europe Africa	(14.7)%	3.1%	(11.6)%	(1.4)%	(24.6)%
Asia Pacific	(5.2)%	6.8%	(4.5)%	(8.9)%	(11.8)%
Latin America	16.2%	11.1%	(15.6)%	(0.7)%	11.0%

        Sales for the six month period ended June 30, 2009 were unfavorably affected by the global economic slowdown, which resulted in reduced sales volumes, and by foreign currency translation, partly offset by higher selling prices.

Pre-tax Income from Core Operations (Core EBIT)

Grace Core EBIT—Quarter ($ in millions)	Grace Core EBIT—YTD ($ in millions)

        Core EBIT was $74.4 million for the three month period ended June 30, 2009 compared with $101.8 million for the prior year period, a 26.9% decrease. Core EBIT for the three month period ended June 30, 2009 decreased compared to the prior year period due to the lower sales volumes and unfavorable foreign currency translation, partly offset by the favorable impact of higher selling prices, lower raw material costs, and reduced operating expenses, resulting primarily from our restructuring activities. Operating margin was 10.5% for the three month period ended June 30, 2009 compared to 11.3% for the prior year period.

        Core EBIT increased $77.8 million for the 2009 second quarter compared to the 2009 first quarter primarily due to higher sales volumes, lower raw material costs, and lower operating expenses.

        Core EBIT for the six month period ended June 30, 2009 decreased from the prior year period due to lower sales volumes, unfavorable foreign currency translation, and higher restructuring and pension expenses, partly offset by higher selling prices and reduced operating expenses. In addition, much of the inventory sold in the 2009 first quarter was manufactured in the 2008 fourth quarter, when raw material costs peaked and operating rates in our factories were lower, resulting in an unfavorable effect on cost of goods sold of approximately $40 million in the first quarter. Operating margin was 5.1% for the six month period ended June 30, 2009 compared to 10.2% for the prior year period.

        We implemented cost reduction and restructuring actions in our operating segments and corporate functions during the three and six month periods ended June 30, 2009, and recorded pre-tax restructuring charges of $5.9 million and $24.0 million, respectively, related to these actions. In addition, we have contracted with IBM to manage a portion of our information technology activities with the goals of improving the scalability of our IT resources and accelerating the implementation of innovations that improve business productivity. Transition costs of $1.1 million related to this contract were recorded in selling, general and administrative expenses in the three month period ended June 30, 2009. We expect these actions, together with cost reduction and restructuring actions completed in 2008 to produce over $50 million of annualized cost savings by 2010, of which we expect to realize approximately $35 million in operating expenses and approximately $15 million in cost of goods sold. As a result of these and other actions, we expect to reduce our total workforce to approximately 5,900 employees by December 31, 2009. We expect to recognize an additional $3.8 million of expense in the 2009 third quarter, including $2.2 million of restructuring expenses and $1.6 million of selling, general and administrative expenses, related to cost reduction and restructuring actions initiated in the 2009 second quarter.

Operating Free Cash Flow

        We use operating free cash flow as an operating performance measure in evaluating our operating results. We use operating free cash flow as a performance factor in determining certain incentive compensation. We define operating free cash flow to be Core EBITDA plus pension expense of core operations plus or minus the change in net working capital and specified other assets and liabilities of our core operations minus capital expenditures as set forth in the table below. Operating free cash flow excludes income taxes paid (net of refunds), payments under defined benefit pension arrangements and post retirement benefit plans, cash paid for Chapter 11 expenses and contingencies, and cash paid for other noncore activities.

        The following table summarizes operating free cash flow for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
(In millions)	2009	2008	$ Change Fav (Unfav)
Operating Free Cash Flow:
Core EBITDA	$127.3	$230.9	$(103.6)
Defined benefit pension expense of core operations	34.1	22.7	11.4
Change in net working capital of core operations	54.1	(85.4)	139.5
Change in other assets and liabilities of core operations	(32.0)	(43.6)	11.6
Capital expenditures	(36.5)	(58.7)	22.2

Operating Free Cash Flow	$147.0	$65.9	$81.1

        Operating free cash flow increased $81.1 million for the six month period ended June 30, 2009 as compared to the prior year period primarily due to an improvement in net working capital of core operations offset by a decrease in pre-tax income from core operations before depreciation and amortization. We are focused on increasing operating free cash flow to reduce our exit financing requirements.

Operating Segment Overview—Grace Davison

        Following is an overview of the financial performance of Grace Davison for the three and six month periods ended June 30, 2009 compared with the corresponding prior year periods.

Net Sales

Grace Davison Net Sales—Quarter ($ in millions)	Grace Davison Net Sales—YTD ($ in millions)

        Grace Davison operating segment sales are reported in the following product groups:

	Three Months Ended June 30				Six Months Ended June 30,
(In millions)	2009	2008	$ Change Fav (Unfav)	% Change Fav Unfav)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)
Refining Technologies	$246.9	$285.8	$(38.9)	(13.6)%	$523.6	$522.7	$0.9	0.2%
Materials Technologies	146.9	194.6	(47.7)	(24.5)%	280.9	364.9	(84.0)	(23.0)%
Specialty Technologies	84.1	104.4	(20.3)	(19.4)%	151.2	194.3	(43.1)	(22.2)%

Total Grace Davison Revenue	$477.9	$584.8	$(106.9)	(18.3)%	$955.7	$1,081.9	$(126.2)	(11.7)%

        Sales of Grace Davison for the three and six month periods ended June 30, 2009 were unfavorably affected by the global economic slowdown which resulted in reduced sales volumes and by foreign currency translation effects, partly offset by higher selling prices. As the global economy grew in 2007 and through most of 2008, costs for raw materials and energy used to produce our products increased significantly, especially in the first two quarters of 2008. We raised prices, primarily in 2008, to offset these increased costs and to reflect our upgrade of product technologies.

        Sales volumes for the 2009 second quarter were up in FCC catalysts and the Materials Technologies and Specialty Technologies product groups as compared, in each case, to the 2009 first quarter; however, the favorable effect of these volume increases was offset by a decrease in sales volume of hydroprocessing catalysts in the 2009 second quarter from the 2009 first quarter caused by uneven order patterns.

        Sales of Grace Davison are reported by product group as follows:

  •
  Refining Technologies—The decrease in sales for the three month period ended June 30, 2009 from the prior year period was primarily a result of a decrease in the cost of molybdenum passed through to hydroprocessing customers, decreased sales volume and unfavorable currency translation. Sales for the six month period ended June 30, 2009, were consistent with the prior year period reflecting increased volumes of hydroprocessing catalysts, offset by the decrease in the cost of molybdenum passed through to hydroprocessing customers, decreased sales volume of FCC catalysts and additives and foreign currency translation. Sales in the three and six month periods ended June 30, 2009 were favorably affected by price increases implemented primarily in 2008 and mostly in FCC catalysts.

    Molybdenum is a key raw material in our hydroprocessing catalysts and we generally pass the cost of molybdenum through to our customers. Molybdenum cost for the three and six month periods ended June 30, 2009 was approximately one-third of its cost in the prior year periods, resulting in a decrease in pass-through sales of approximately $28 million and $58 million for the three and six month periods ended June 30, 2009, respectively, from the prior year periods.

    Sales in the three and six month periods ended June 30, 2009 reflect decreased sales volume of FCC catalysts and additives from the prior year periods. The slowdown in the global economy has resulted in reduced demand for petroleum products. Many of our FCC catalysts and additives customers have adjusted their petroleum production in response to this reduced demand by extending or accelerating annual refinery maintenance downtime and/or by operating refineries under conditions that consume less FCC catalysts and additives. The extended downtime and adjusted operating conditions have reduced demand for our FCC catalysts and additives.

  •
  Materials Technologies—Continued weakness in the global economy has reduced demand for our products. The sales declines for the three and six month periods ended June 30, 2009 were primarily caused by a decline in sales volume from the prior year periods. Sales for the six month period ended June 30, 2009 were also affected by our customers' efforts to reduce inventory levels. The continued weakness in automotive and furniture sales, residential and commercial construction, and home renovations lowered the sales volumes of our products sold into end-uses such as lacquers, coatings, automotive tires, and dual pane windows. Sales volumes of our products sold into food and personal care end-uses also decreased but to a lesser extent. Sales in the three and six month periods were favorably affected by price increases implemented primarily in 2008. We experienced an improvement in sales volume in the 2009 second quarter from the 2009 first quarter that suggests volumes in this product group may be stabilizing, though at a lower level than in prior years.

  •
  Specialty Technologies—Many of our customers produce polyolefin resin used in the manufacture of plastic materials, including high performance pipes, plastic films and household containers. Continued weakness in home and commercial construction, automotive demand and consumer spending has reduced demand for plastics, which has, in turn, reduced demand for our customers' polyolefin resin. In response to reduced demand for their products, our customers have curtailed production. This decrease in production has reduced our customers' demand for our polyolefin catalysts used in the manufacture of polyolefin resin. The sales declines for the three and six month periods ended June 30, 2009 were primarily caused by a decline in sales volume from the prior year periods that resulted from this reduction in demand. Sales for the six month period ended June 30, 2009 were also affected by our customers' efforts to reduce inventory levels. We experienced an improvement in sales volumes in the 2009 second quarter from the 2009 first quarter that suggests volumes in this product group may be stabilizing, though at a lower level than in prior years.

Operating Income and Margin

Grace Davison Operating Income and Margin—Quarter ($ in millions)	Grace Davison Operating Income and Margin—YTD ($ in millions)

        Pre-tax operating income (excluding restructuring costs) for the three month period ended June 30, 2009 decreased 3.4% compared to the prior year period. The favorable impact of price increases implemented primarily in 2008, lower raw material costs and lower operating expenses was offset by lower sales volume and unfavorable foreign currency translation. After adjusting for the negative effect of foreign currency translation, pre-tax operating income for the three month period ended June 30, 2009 was up 7.2% from the prior year period. Operating margin for the three month period ended June 30, 2009 was 17.1%, up from 14.5% in the prior year period.

        Pre-tax operating income (excluding restructuring costs) for the six month period ended June 30, 2009 decreased 23.4% from the prior year period. The unfavorable effects of sales of high-cost inventory produced in the fourth quarter of 2008, lower sales volume and unfavorable foreign currency translation more than offset the favorable effects of price increases, lower raw material costs and lower operating expenses. After adjusting for the negative effect of foreign currency translation, pre-tax operating income (excluding restructuring costs) for the six month period ended June 30, 2009 was down 14.6% from the prior year period. Operating margin was 12.7% for the six month period ended June 30, 2009 compared with 14.7% for the prior year period.

        Gross profit percentage for the three month period ended June 30, 2009 was 32.3%, up from 28.2% for the prior year period. Gross profit percentage for the 2009 second quarter increased by 9.9 points over the 2009 first quarter. Gross profit percentage for the six month period ended June 30, 2009 was 27.3%, down from 29.4% for the prior year period. As demand for our products started to slow in late 2008, we implemented cost reduction and restructuring actions in our manufacturing plants to reduce fixed costs and increase operational efficiency. We have continued and expanded these efforts through the first half of 2009 by reducing employment and curtailing spending on product lines that sell to the automotive, housing and construction industries. In addition, over the past few quarters, we have reduced energy consumption and waste disposal through better recycling and recovery and decreased usage. Notwithstanding our cost reduction efforts, we have continued research and development to rejuvenate existing products and improve performance for our customers. These actions were a major contributor to increased gross profit margins in the quarter ended June 30, 2009 and have positioned us to operate on a lower cost basis while preserving growth opportunities.

        We capitalized high-cost inventory in the 2008 fourth quarter and sold that inventory in 2009. The high cost of inventory produced in the 2008 fourth quarter was primarily caused by the increase in costs of certain raw materials and energy during 2008. In addition, due to the slowdown in the global economy, we reduced production rates at our manufacturing operations which increased the per unit cost of our inventory. These factors contributed to the decrease in our margins in the 2009 first quarter and the six month period ended June 30, 2009 as compared to the prior year periods. Though we experienced deflation in most of our raw material and energy costs for products produced and sold in the six month period ended June 30, 2009 as compared to the prior year period, we experienced some inflation in certain specialty raw materials such as rare earth.

Operating Segment Overview—Grace Construction Products

        Following is an overview of the financial performance of Grace Construction Products for the three and six month periods ended June 30, 2009 compared with the corresponding prior year periods.

Net Sales

Grace Construction Products Net Sales—Quarter ($ in millions)	Grace Construction Products Net Sales—YTD ($ in millions)

        Grace Construction Products sales are reported by geographic regions as follows:

	Three Months Ended June 30				Six Months Ended June 30,
(In millions)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)
GCP Americas	$119.9	$163.4	$(43.5)	(26.6)%	$231.7	$295.9	$(64.2)	(21.7)%
GCP Europe Africa*	80.1	113.4	(33.3)	(29.4)%	143.0	211.0	(68.0)	(32.2)%
GCP Asia Pacific	33.1	38.4	(5.3)	(13.8)%	62.7	70.4	(7.7)	(10.9)%

Total GCP Revenue	$233.1	$315.2	$(82.1)	(26.0)%	$437.4	$577.3	$(139.9)	(24.2)%

*
Includes the Middle East and India.

        The following table presents Grace Construction Products sales of similar products by end-use market.

	Three Months Ended June 30				Six Months Ended June 30,
(In millions)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)
Specialty Construction Chemicals*	$151.9	$204.4	$(52.5)	(25.7)%	$279.0	$373.3	$(94.3)	(25.3)%
Specialty Building Materials**	81.2	110.8	(29.6)	(26.7)%	158.4	204.0	(45.6)	(22.4)%

Total GCP Revenue	$233.1	$315.2	$(82.1)	(26.0)%	$437.4	$577.3	$(139.9)	(24.2)%

*
Includes concrete admixtures and cement additives.

**
Includes vermiculite products.

        Sales of Grace Construction Products for the three and six month periods ended June 30, 2009 continue to be unfavorably affected by the global construction slowdown which resulted in reduced sales volumes in both product groups and most geographic regions, particularly Europe and North America, and by foreign currency translation, partly offset by higher selling prices in all major geographic regions and product groups. Sales for the six month period ended June 30, 2009 were also adversely affected by disruption in credit markets which impacted the financing of construction projects in most parts of the world. As the global economy grew in 2007 and through most of 2008, costs for raw materials used to produce our products increased significantly, especially in the first two quarters of 2008. We raised prices to offset these rising costs. These price increases partially offset the effect of declining volumes on sales for the three and six month periods ended June 30, 2009.

        Although sales volumes for the 2009 second quarter were up approximately 10% over the 2009 first quarter, this increase was less then the normal seasonal increase experienced in prior years.

        Sales of Grace Construction Products are reported by geographic region as follows:

  •
  GCP Americas—Sales for the three and six month periods ended June 30, 2009 decreased from the prior year periods primarily due to volume declines, that were partly offset by our 2008 price increases. North America sales for the three month period ended June 30, 2009 decreased 29% from the prior year period. During the three and six month periods ended June 30, 2009, North America residential construction starts and non-residential construction volume reached historic lows resulting in a decline in cement, concrete and building materials consumption from the prior year periods. In response to declines in cement and concrete consumption, many of our customers have reduced their production. North America infrastructure project spending has remained steady with volume less affected by the current environment.

    Sales in Latin America for the three month period ended June 30, 2009 were consistent with the prior year period. Despite the slowdown in construction activity, our sales volume increased by 18% for the three month period ended June 30, 2009 over the prior year period due to increased market penetration. The effect of this volume increase on sales was offset by unfavorable foreign currency translation.

  •
  GCP Europe—Sales for the three and six month periods ended June 30, 2009 decreased from the prior year periods primarily due to volume declines, that were partly offset by our 2008 price increases.

    During the three and six month periods ended June 30, 2009, Western and Eastern Europe construction activity reached historic lows resulting in a decline in cement and concrete consumption from the prior year periods. In response to these declines, many of our customers, mainly in the UK, Ireland, Spain and Poland, have reduced their production.

    The Middle East, in recent years one of the world's most dynamic construction markets, has been dramatically affected by the change in global economic conditions. Major construction projects have been delayed or halted in the past several months, resulting in reduced cement, concrete and building materials consumption. Sales in the Middle East for the three and six month periods ended June 30, 2009 decreased from the prior year periods due primarily to a decline in sales volume that was partly offset by the 2008 price increases.

  •
  GCP Asia Pacific—Sales for the three and six month periods ended June 30, 2009 have declined from the prior year periods primarily due to the adverse effect of foreign currency translation and lower sales volumes. Though some countries have experienced growth in construction activity, this growth has been more than offset by weakness in other geographic areas within the region, resulting in a decline in cement and concrete consumption for the three and six month periods ended June 30, 2009 from the prior year periods. In response to declines in cement and concrete consumption, many of our customers have reduced their production.

        In order to improve economic conditions, governments in many countries have announced various types of fiscal stimulus programs, with a portion aimed at infrastructure spending. Our sales were not materially affected by these programs in the three and six month periods ended June 30, 2009.

Operating Income and Margin

Grace Construction Products Operating Income and Margin—Quarter ($ in millions)	Grace Construction Products Operating Income and Margin—YTD ($ in millions)

        Pre-tax operating income (excluding restructuring costs) for the three month period ended June 30, 2009 decreased 34.9% compared to the prior year period reflecting continued weakness in the global construction market and foreign currency translation that more than offset the impact of price increases and lower operating expenses. After adjusting for the negative effect of foreign currency translation, pre-tax operating income (excluding restructuring costs) for the three month period ended June 30, 2009 was down 28.0% from the prior year period. Operating margin for the three month period ended June 30, 2009 was 14.6%, down from 16.6% for the prior year period.

        Pre-tax operating income (excluding restructuring costs) for the six month period ended June 30, 2009 decreased 41.0% compared to the prior year period reflecting continued weakness in the global construction market and foreign currency translation that more than offset the impact of price increases and lower operating expenses. After adjusting for the negative effect of foreign currency translation, pre-tax operating income (excluding restructuring costs) was down 33.3% for the six month period ended June 30, 2009 from the prior year period. Operating margin for the six month period ended June 30, 2009 was 10.6%, down from 13.6% for the prior year period.

        Gross profit percentage for the three month period ended June 30, 2009 was 37.4%, up from 36.2% for the prior year period. Gross profit percentage for the 2009 second quarter increased by 6.3 points over the 2009 first quarter. Gross profit percentage for the six month period ended June 30, 2009 was 34.5%, down from 35.0% for the prior year period. As the global economy grew in 2007 and through most of 2008, costs for raw materials used to produce our products increased significantly, especially in the first half of 2008. We raised prices to offset these rising costs. As demand for most of our raw materials declined due to the ongoing economic slowdown, we reduced our raw material costs in all three regions for the three and six month periods ended June 30, 2008 from the prior year periods.

        In response to slowing demand for our products, in 2008 and 2009, we implemented cost reduction and restructuring actions in all geographic regions. We designed these actions to provide sustainable improvement in our gross profit and operating margins. These actions include workforce reductions, curtailed operating schedules and geographic optimization of production. Notwithstanding these actions, we have continued to invest in growth regions, such as Latin America, Middle East, India, and Asia Pacific, and research and development to support both product groups.

Corporate Overview

Corporate Operating Expenses—Quarter ($ in millions)	Corporate Operating Expenses—YTD ($ in millions)

        Corporate costs include corporate functional costs (such as finance, legal services, human resources, communications and information technology), and other corporate costs such as insurance premiums and incentive compensation. Corporate functional costs (which exclude restructuring expenses) decreased for the three month period ended June 30, 2009 from the prior year period, due primarily to reduced employment costs resulting from the cost reduction and restructuring programs implemented in 2008 and 2009. Other corporate costs which include $1.1 million of information technology transition costs increased for the three month period ended June 30, 2009.

Pension Expense

        The following table presents the components of defined benefit pension expense for our advance-funded and pay-as-you-go plans:

	Three Months Ended June 30,		Six Months Ended June 30,
Components of Defined Benefit Pension Expense (In millions)	2009	2008	2009	2008
Annual pension benefits earned	$5.5	$6.1	$11.5	$12.5
Interest on opening liability—advance-funded plans	16.9	18.0	34.4	36.0
Expected return on plan assets	(14.4)	(20.6)	(29.1)	(41.1)

Net financing cost (benefit) of advance-funded plans	2.5	(2.6)	5.3	(5.1)
Interest on opening liability—pay-as-you-go plans	3.5	3.7	7.0	7.2

Net pension financing cost	6.0	1.1	12.3	2.1
Amortization of:
Plan changes related to prior service	0.2	0.6	0.6	1.2
Accumulated differences between actual and assumed performance(1)	8.8	6.2	18.0	12.5

Net pension catch-up expense	9.0	6.8	18.6	13.7

Total Defined Benefit Pension Expense	20.5	14.0	42.4	28.3
Less: noncore pension expense	(4.5)	(2.9)	(8.3)	(5.6)

Total Core Pension Expense	$16.0	$11.1	$34.1	$22.7

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

        Pension expense increased significantly for the three and six month periods ended June 30, 2009 from the prior year periods primarily due to the significant decline in pension asset values in 2008.

Pre-tax Loss from Noncore Activities

        Pre-tax loss from noncore activities reflects financial matters unrelated to our core operations. We expect this category of costs and income to be volatile as we address potentially material items through our Chapter 11 and other legal proceedings and the financial implications of our legal contingencies become apparent. Some noncore activities are shown as separate items on the Consolidated Statements of Operations. Those not separately listed are primarily included in selling, general and administrative expenses and in other (income) expense. The table below shows the components of noncore activities, and the captions in which each component is presented in the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Provision for environmental remediation—vermiculite	$—	$—	$—	$(5.0)
Provision for environmental remediation—other sites	—	—	(0.7)	(0.9)

Total provision for environmental remediation	—	—	(0.7)	(5.9)

COLI income, net	0.1	0.7	1.2	1.8
Translation effects—intercompany loans	18.1	(0.8)	1.8	37.8
Value of foreign currency forward contracts—intercompany loans	(17.7)	2.8	(9.3)	(23.7)
Other	(3.2)	(1.3)	(2.7)	(0.5)

Total other income (expense), net	(2.7)	1.4	(9.0)	15.4

Legal defense costs	(10.1)	(5.6)	(34.7)	(8.3)
D&O insurance cost—portion related to Chapter 11	(0.9)	(1.1)	(1.7)	(2.1)
Asbestos administration	(2.5)	(1.9)	(4.4)	(3.6)
Postretirement benefit (cost) income—divested businesses	(0.4)	0.2	(0.8)	0.2
Other	(0.2)	(3.2)	(1.6)	(3.4)

Total selling, general and administrative expenses	(14.1)	(11.6)	(43.2)	(17.2)

Net pension costs—divested businesses	(4.5)	(2.9)	(8.3)	(5.6)

Total defined benefit pension expense	(4.5)	(2.9)	(8.3)	(5.6)

Total pre-tax loss from noncore activities	$(21.3)	$(13.1)	$(61.2)	$(13.3)

        The increase in the pre-tax loss from noncore activities for the three and six month periods ended June 30, 2009 from the prior year periods is primarily due to higher legal spending and a net difference between the change in value of intercompany loans and the change in value of associated hedge contracts, as discussed below.

        In November 2007, we purchased foreign currency forward contracts to mitigate the effect of foreign currency risk with respect to intercompany loans between our principal U.S. subsidiary and a German subsidiary. The change in value of the loans and the change in fair value of the hedge contracts resulted in a net loss of $7.8 million for the six month period ended June 30, 2009 compared with a net gain of $9.8 million for the prior year period. The change in value of the intercompany loans and the hedge contracts is recorded as a component of other (income) expense in the Consolidated Statements of Operations. These changes do not affect cash flow until the intercompany loans are repaid and the hedge contracts are settled.

Chapter 11 Expenses

        Although we are unable to precisely measure the impact of our Chapter 11 proceedings on our overall financial performance, we incur significant added costs that are directly attributable to operating in Chapter 11. Net Chapter 11 expenses consist primarily of legal, financial and consulting fees that we, the three creditors' committees, the equity committee and the legal representatives of future asbestos claimants incur, reduced by interest income earned on cash and cash equivalents held by our entities subject to Chapter 11. We pay for the costs of these committees and representatives and their respective financial advisors. These costs fluctuate with the activity in our Chapter 11 proceedings.

        An analysis of Chapter 11 costs follows:

	Six Months Ended June 30,
Chapter 11 Expenses, net (In millions)	2009	2008
Costs related to:
Grace as debtor-in-possession	$6.2	$22.7
General Unsecured Committee	1.7	1.7
Asbestos Property Damage Committee	0.5	0.8
Asbestos Personal Injury Committee	5.1	5.8
Future Asbestos Claims Representatives	4.1	5.8
Equity Committee	0.5	1.2

Total expenses	18.1	38.0
Interest income on filing entity cash/investment balances	(0.1)	(1.6)

Chapter 11 expenses, net	$18.0	$36.4

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

Interest Expense

        Interest expense for the three and six month periods ended June 30, 2009 decreased from the prior year periods due primarily to reductions in the prime rate and reduced interest accruals for certain pre-petition obligations, partially offset by the effect of compound interest on certain liabilities subject to compromise over the course of the Chapter 11 proceeding.

        The average effective interest rates on pre-petition obligations for the six month periods ended June 30, 2009 and 2008 were 3.5% and 4.9%, respectively. Such interest will not be paid until our proposed joint plan of reorganization or another plan of reorganization is confirmed and becomes effective.

Income Taxes

        The income tax provision (benefit) at the federal corporate rate of 35% for the six month period ended June 30, 2009 and 2008 would have been $(7.9) million and $35.1 million, respectively. The primary differences in each period between these amounts and the recorded provision (benefit) for income taxes, $(6.6) million and $43.2 million, respectively, are due to discrete adjustments related to provisions for tax contingencies, the non-deductibility of certain Chapter 11 expenses and tax rate differences in foreign jurisdictions

Financial Condition, Liquidity, and Capital Resources

        Following is an analysis of our financial condition, liquidity and capital resources at June 30, 2009. For additional information regarding our Chapter 11 cases, see Note 2 to the Consolidated Financial Statements. For additional information regarding our asbestos-related litigation, see Note 3 to the Consolidated Financial Statements. For additional information regarding environmental matters, see Note 11 to the Consolidated Financial Statements.

Funding Emergence from Chapter 11

        On September 19, 2008, we filed a joint plan of reorganization with the bankruptcy court and on December 18, 2008, February 3, 2009, and February 27, 2009, we amended this joint plan of reorganization. We refer herein to the amended joint plan of reorganization as amended on February 27, 2009 as the Joint Plan. The Joint Plan and recently received objections thereto are described in Notes 1 and 2 to the Consolidated Financial Statements. The Joint Plan includes material conditions to its confirmation and effectiveness. One of these conditions is that we obtain exit financing in an amount and on terms satisfactory to us. We are seeking $950 million in new financing to fund the Joint Plan and we are in advanced discussions with potential lenders regarding the terms of this financing. The actual amount of new financing that we will need to fund the Joint Plan will generally depend on the amount of our available cash resources, including net cash flow from our operating and investing activities prior to emergence, and the resolution costs of our outstanding claims and contingent liabilities. We have no assurance that new financing will be available to us on acceptable terms. If we are unable to obtain the necessary financing on acceptable terms, our emergence from Chapter 11 may be delayed.

Cash Resources and Available Credit Facilities

        At June 30, 2009, we had available liquidity of $799.9 million, consisting of $607.7 million in cash and cash equivalents, $14.2 million in short-term investment securities, approximately $101.3 million of available credit under our $165.0 million debtor-in-possession, or DIP, loan facility and approximately $76.7 million of available credit under various non-U.S. credit facilities.

        Investment securities of $14.2 million and $21.6 million at June 30, 2009 and December 31, 2008, respectively, consist of direct or indirect investments in debt securities. Prior to the fourth quarter of 2007, we classified our investment in the Columbia Strategic Cash Fund as cash and cash equivalents as redemptions were available in cash. In December 2007, the fund began a liquidation that is expected to continue through 2009 and restricted redemptions to in-kind distributions of securities held by the fund. We have elected to remain in the fund and to value the fund based on the underlying securities as determined by the fund principals.

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

        The following table summarizes our U.S. and non-U.S. credit facilities as of June 30, 2009:

Credit Facilities (In millions)	Maximum Borrowing Amount	Amount Available	Expiration Date
Country
U.S.	$165.0	$101.3	04/01/10	(1)
Germany	70.4	62.7	12/31/09
Germany	16.9	5.6	09/30/09
Other Countries	13.8	8.4	Various through 2010

Total	$266.1	$178.0

    (1)
    Expiration date is the earlier of April 1, 2010 or our emergence from Chapter 11.

        We believe that these funds and credit facilities will be sufficient to finance our operations and support our business strategy while we are in Chapter 11. We intend to renew these facilities as they expire.

Analysis of Cash Flows

        The following table summarizes our cash flows for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
(In millions)	2009	2008
Net cash provided by (used for) operating activities	$118.6	$(85.9)
Net cash provided by (used for)investing activities	44.6	(4.2)
Net cash provided by (used for) financing activities	(19.6)	(5.9)
Effect of currency exchange rate changes on cash and cash equivalents	4.0	10.9

Increase (decrease) in cash and cash equivalents	147.6	(85.1)
Cash and cash equivalents, beginning of period	460.1	480.5

Cash and cash equivalents, end of period	$607.7	$395.4

        Net cash provided by operating activities for the six month period ended June 30, 2009 was $118.6 million compared with $85.9 million used for operating activities for the prior year period. Through our ongoing cash productivity initiatives, we reduced net working capital by $74.9 million during the six month period ended June 30, 2009. In June 2008, we paid $101.6 million to the Environmental Protection Agency ("EPA") in partial payment of the $250 million (plus accrued interest) settlement of the EPA's cost recovery claims related to environmental remediation activities in Libby, Montana.

        Net cash provided by investing activities for the six month period ended June 30, 2009 was $44.6 million, compared with $4.2 million used for the prior year period. The increase in net cash provided by investing activities is primarily due to proceeds of $68.8 million from the termination of life insurance policies on certain current and former employees. Capital expenditures for the six month period ended June 30, 2009 were $36.5 million compared with $58.7 million for the prior year period. Net cash used for financing activities for the six month period ended June 30, 2009 was $19.6 million compared with $5.9 million used for financing activities for the prior year period. The decrease is primarily due to the repayments of borrowings under credit arrangements and reduced proceeds from the exercise of stock options.

Debt and Other Contractual Obligations

        Total debt outstanding at June 30, 2009 was $874.2 million, including $341.8 million of accrued interest on pre-petition debt. As a result of the Chapter 11 filing, we are now in default on $525.6 million of pre-petition debt, which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of June 30, 2009. The automatic stay provided under the U.S. Bankruptcy Code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest in accordance with the Joint Plan on such debt during the Chapter 11 proceedings unless further developments lead our management to conclude that it is probable that such interest will be compromised. See Note 2 to the Consolidated Financial Statements for a discussion of these rates.

        See Note 11 to the Consolidated Financial Statements for a discussion of financial assurances.

Employee Benefit Plans

Defined Contribution Retirement Plan

        We sponsor a defined contribution retirement plan for our employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Our costs related to this benefit plan for the three and six month periods ended June 30, 2009 were $3.1 million and $5.9 million compared with $3.2 million and $6.7 million for the prior year periods.

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

        We intend to satisfy obligations under our U.S. advance-funded plans and to comply with the requirements of the Employee Retirement Income Security Act of 1974, known generally as ERISA. On June 24, 2009, we obtained bankruptcy court approval to fund minimum required payments under the plans of approximately $30 million for the period from July 2009 through January 2010. In that regard, we contributed approximately $8 million in July 2009 to the trusts that hold assets of the U.S. advance-funded plans. While we intend to continue to fund all minimum required payments under the U.S. advance-funded plans, there can be no assurance that the bankruptcy court will continue to approve the funding needs of such plans. We expect to fund our U.S. advance- funded plans with approximately $38 million in 2009 based on the U.S. advance-funded plans' status as of January 1, 2009.

        Contributions to non-U.S. pension plans are not subject to bankruptcy court approval and we intend to fund such plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $5.4 million to these plans during the six month period ended June 30, 2009.

        The following table presents the funded status of our fully-funded, underfunded, and unfunded pension plans:

	Fully-Funded(1) Pension Plans		Underfunded(1) Pension Plans		Unfunded(2) Pension Plans
Funded Status of Pension Plans (In millions)	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Projected benefit obligation	$199.3	$169.4	$963.2	$960.8	$251.2	$249.6
Fair value of plan assets	237.2	218.0	582.8	568.5	—	—

Funded status (PBO basis)	$37.9	$48.6	$(380.4)	$(392.3)	$(251.2)	$(249.6)

(1)
Plans intended to be advance-funded.

(2)
Plans intended to be pay-as-you-go.

        Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO. This group of plans was overfunded by $37.9 million as of June 30, 2009, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheet. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $380.4 million as of June 30, 2009. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $251.2 million at June 30, 2009 is unfunded. The combined balance of the underfunded and unfunded plans was $631.6 million as of June 30, 2009 and is presented as a liability on the Consolidated Balance Sheet as follows: $12.6 million in "other current liabilities;" $380.4 million included in "underfunded defined benefit pension plans;" $136.9 million included in "unfunded pay-as-you-go defined benefit pension plans;" and $101.7 million in "liabilities subject to compromise."

        On a quarterly basis, we analyze pension assets and pension liabilities along with the resulting funded status and update our estimate of these measures. Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes.

        The assumed discount rate for pension plans reflects the market rates for high quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 6.25% as of December 31, 2008 was selected in consultation with our independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. Based on review of an updated yield curve analysis as of June 30, 2009, we decreased the discount rate for the U.S. qualified pension plans from 7.25% at March 31, 2009 to 6.25% at June 30, 2009 based on market rates at that time. We also evaluated the current discount rates for the pension plans in the U.K., Germany and Canada, which combined represented approximately 89% of the benefit obligation of the non-U.S. pension plans as of December 31, 2008. Based on review of the yield curve analyses for these plans as of June 30, 2009, we changed the discount rate for the United Kingdom from 6.75% at March 31, 2009 to 6.25% at June 30, 2009, for Germany from 6.00% at March 31, 2009 to 5.75% at June 30, 2009, and for Canada from 8.50% at March 31, 2009 to 6.75% at June 30, 2009. The funded status as of June 30, 2009 reflects a decrease in total assets of approximately $14 million and an increase in total liabilities of approximately $111 million as compared to March 31, 2009, resulting from the change in discount rates (including the postretirement plan). After tax effects, total assets increased from March 31, 2009 to June 30, 2009 by approximately $29 million, total liabilities increased by approximately $111 million and shareholders' equity decreased by approximately $82 million. The funded status as of June 30, 2009 reflects a decrease in total assets of approximately $8 million and an increase in total liabilities of approximately $1 million as compared to December 31, 2008, resulting from the change in discount rates (including the postretirement plan). After tax effects, total assets decreased from December 31, 2008 to June 30, 2009 by approximately $5 million, total liabilities increased by approximately $1 million and shareholders' equity decreased by approximately $6 million.

        Assets available to fund the PBO of the U.S. advance-funded plans at June 30, 2009 were approximately $574 million, up $13 million from December 31, 2008, primarily as a result of current year contributions.

        The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended June 30,		Six Months Ended June 30,
Cash Contributions to Defined Benefit Pension Plans (In millions)	2009	2008	2009	2008
U.S. advance-funded plans	$8.5	$17.9	$16.1	$32.7
U.S. pay-as-you-go plans	1.3	1.2	2.6	2.5
Non-U.S. advance-funded plans	0.6	1.5	1.8	3.1
Non-U.S. pay-as-you-go plans	2.0	2.4	3.6	4.2

Total Cash Contributions	$12.4	$23.0	$24.1	$42.5

Postretirement Benefits Other Than Pensions

        We provide certain health care and life insurance benefits for retired employees, a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of benefits under this program for the three and six month periods ended June 30, 2009 was $2.5 million and $3.4 million compared with $2.2 million and $3.7 million for the prior year periods. We received Medicare subsidy payments of $2.5 million during the six month period ended June 30, 2009 compared with $0.4 million for the prior year period. Our recorded liability for postretirement benefits of $73.2 million at June 30, 2009 is stated at net present value discounted at 6.00%. Under our proposed Joint Plan, these benefits would continue.

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

        The following table summarizes our net noncore liabilities at June 30, 2009 and December 31, 2008:

Net Noncore Liabilities (In millions)	June 30, 2009	December 31, 2008
Asbestos-related liabilities	$(1,700.0)	$(1,700.0)
Asbestos-related insurance receivable	500.0	500.0

Asbestos-related liability, net	(1,200.0)	(1,200.0)
Environmental remediation	(149.2)	(152.2)
Postretirement benefits	(73.2)	(73.2)
Income taxes	(121.6)	(121.0)
Retained obligations and other	(33.6)	(35.1)

Net noncore liability	$(1,577.6)	$(1,581.5)

        The resolution of most of our noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts we recorded at June 30, 2009. Our operating statements include periodic adjustments to account for changes in estimates of these liabilities and developments in our Chapter 11 proceeding. These liabilities and contingencies may result in continued volatility in net results in the future.

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

Forward-Looking Statements

        This document contains, and our other public communications may contain, forward-looking information, that is, information related to future, not past, events. Such information generally includes the words "believes," "plans," "intends," "targets," "will," "expects," "suggests," "anticipates," or similar expressions. Forward-looking information includes all statements regarding our Chapter 11 case; expected financial positions; results of operations; cash flows; financing plans; business strategy; budgets; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Factors that could cause actual results to materially differ from those contained in the forward-looking statements include: our bankruptcy and proposed plan of reorganization, our recent settlement with certain creditors, our legal proceedings, the environmental proceedings, the cost and availability of raw materials and energy, our unfunded pension obligations, risks related to foreign operations, especially security, regulation and currency risks, costs of compliance with environmental regulation and those factors set forth in our most recent Annual Report on Form 10-K, this quarterly report on Form 10-Q and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking information to prove incorrect. Further, our reported results should not be considered as an indication of our future performances. Readers are cautioned not to place undue reliance on our projections and forward-looking information, which speak only as of the date thereof. We undertake no obligation to publicly release any revision to the projections and forward-looking information contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

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

Item 4.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As of June 30, 2009, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There were no changes in Grace's internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        Notes 2, 3 and 11 to the interim consolidated financial statements in Part 1 of this Report are incorporated herein by reference.

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

        If objections to the Joint Plan are resolved adversely to Grace and the other proponents of the Joint Plan or if rulings resolving objections favorably to the proponents of the Joint Plan are appealed, conditions to the effectiveness of the Joint Plan may not be satisfied and the timing and terms of our emergence from Chapter 11 could be materially affected.

        The Bankruptcy Court required parties-in-interest who object to the Joint Plan to submit their objections by May 20, 2009. The objections filed generally relate to demands for interest at rates higher than provided for in the Joint Plan, assertions that the Joint Plan impairs insurers' contractual rights, assertions that the Joint Plan discriminates against Libby, Montana personal injury claimants, and the classification and treatment of claims under the Joint Plan. We believe that the Joint Plan complies with the requirements for confirmation under the Bankruptcy Code and we intend to vigorously defend the Joint Plan against these and all other objections. If certain objections were resolved adversely to the Joint Plan proponents, or if rulings by the Bankruptcy Court resolving certain objections favorably to the Joint Plan proponents were appealed, certain conditions to the effectiveness of the Joint Plan, including for example, payments pursuant to the Sealed Air Settlement and the Fresenius Settlement, might not be satisfied and potential lenders might not be willing to provide the new financing that Grace seeks to fund the Joint Plan. The resolution of these objections and any related appeals could have a material effect on the terms and timing of our emergence from Chapter 11.

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

W. R. GRACE & CO. (Registrant)
Date: August 7, 2009	By	/s/ A. E. FESTA A. E. Festa Chairman, President and Chief Executive Officer
Date: August 7, 2009	By	/s/ HUDSON LA FORCE III Hudson La Force III Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Exhibit List

Exhibit No.	Description of Exhibit
15	Accountants' Awareness Letter
31.(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002