Form 10-Q
period 2009-09-30
W R GRACE & CO
filed 2009-11-06
CIK 1045309

Use these links to rapidly review the document
W. R. GRACE & CO. AND SUBSIDIARIES Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009
Common Stock, $0.01 par value per share	72,236,518 shares

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Review by Independent Registered Public Accounting Firm

        With respect to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, PricewaterhouseCoopers LLP, the company's independent registered public accounting firm, has applied limited procedures in accordance with professional standards for a review of such information. Their report on the interim consolidated financial statements, which follows, states that they did not audit and they do not express an opinion on the unaudited interim financial statements. Accordingly, the degree of reliance on their report on the unaudited interim financial statements should be restricted in light of the limited nature of the review procedures applied. This report is not considered a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and, therefore, the independent accountants' liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of W. R. Grace & Co.:

        We have reviewed the accompanying consolidated balance sheet of W. R. Grace & Co. and its subsidiaries as of September 30, 2009, and the related consolidated statements of operations, equity (deficit), and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2009 and 2008 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company's management.

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

        We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, equity (deficit), comprehensive income (loss), and of cash flows for the year then ended (not presented herein), and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements with an explanatory paragraph relating to the Company's ability to continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company changed its method of accounting for noncontrolling interests. The accompanying December 31, 2008 consolidated balance sheet reflects this change.

PricewaterhouseCoopers LLP
McLean, Virginia
November 6, 2009

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$753.6	$889.4	$2,146.7	$2,548.6
Cost of goods sold	491.1	630.8	1,470.6	1,774.0

Gross profit	262.5	258.6	676.1	774.6
Selling, general and administrative expenses	136.7	150.7	425.8	441.7
Restructuring expenses	1.9	—	26.9	5.2
Gain on sales of product lines	(22.2)	—	(22.2)	—
Research and development expenses	16.6	20.5	52.8	63.4
Defined benefit pension expense	21.5	14.1	63.9	42.4
Interest expense and related financing costs	9.7	13.2	28.5	42.8
Provision for environmental remediation	0.4	2.9	1.1	8.8
Chapter 11 expenses, net of interest income	18.4	12.0	36.4	48.4
Other (income) expense, net	5.1	17.1	11.2	(6.5)

	188.1	230.5	624.4	646.2

Income before income taxes	74.4	28.1	51.7	128.4
Benefit from (provision for) income taxes	(23.6)	4.3	(17.0)	(38.9)

Net income	50.8	32.4	34.7	89.5
Less: Net income attributable to noncontrolling interests	(6.4)	(4.1)	(9.9)	(11.4)

Net income attributable to W. R. Grace & Co. shareholders	$44.4	$28.3	$24.8	$78.1

Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income	$0.61	$0.39	$0.34	$1.08
Weighted average number of basic shares	72.2	72.2	72.2	72.0
Diluted earnings per share:
Net income	$0.61	$0.39	$0.34	$1.07
Weighted average number of diluted shares	72.9	72.8	72.3	72.7

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(In millions)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$34.7	$89.5
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	84.5	90.8
Chapter 11 expenses, net of interest income	36.4	48.4
Provision for income taxes	17.0	38.9
Income taxes paid, net of refunds	(8.1)	(44.3)
Interest accrued on pre-petition liabilities subject to compromise	26.9	38.8
Net (gain) loss on sales of product lines and disposals of assets	(25.2)	0.3
Restructuring expenses	26.9	5.2
Defined benefit pension expense	63.9	42.4
Payments under defined benefit pension arrangements	(42.5)	(57.4)
Payments under postretirement benefit plans	(1.5)	(4.7)
Net income from life insurance policies	(1.2)	(2.0)
Provision for uncollectible receivables	2.9	0.8
Provision for environmental remediation	1.1	8.8
Expenditures for environmental remediation	(5.8)	(3.3)
Expenditures for retained obligations of divested businesses	—	(0.1)
Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency translation:
Working capital items (trade accounts receivable, inventories and accounts payable)	99.5	(85.9)
Other accruals and non-cash items	(29.1)	(30.0)

Net cash provided by operating activities before Chapter 11 expenses and settlements	280.4	136.2
Cash paid to resolve contingencies subject to Chapter 11	—	(252.0)
Chapter 11 expenses paid	(34.9)	(52.9)

Net cash provided by (used for) operating activities	245.5	(168.7)

INVESTING ACTIVITIES
Capital expenditures	(53.6)	(93.1)
Proceeds from sales of investment securities	17.7	61.5
Purchases of equity investments	(1.5)	(3.0)
Proceeds from termination of life insurance policies	68.8	8.1
Net investment in life insurance policies	(0.6)	(0.2)
Proceeds from disposals of assets	8.0	2.8
Proceeds from sales of product lines	26.7	—

Net cash provided by (used for) investing activities	65.5	(23.9)

FINANCING ACTIVITIES
Dividends paid to noncontrolling interests in consolidated entities	(14.3)	(13.3)
Proceeds from life insurance policy loans	—	40.0
Net (repayments) borrowings under credit arrangements	(4.8)	1.5
Fees paid under debtor-in-possession credit facility	(1.4)	(1.6)
Proceeds from exercise of stock options	0.6	9.6

Net cash provided by (used for) financing activities	(19.9)	36.2

Effect of currency exchange rate changes on cash and cash equivalents	14.2	1.1

Increase (decrease) in cash and cash equivalents	305.3	(155.3)
Cash and cash equivalents, beginning of period	460.1	480.5

Cash and cash equivalents, end of period	$765.4	$325.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$765.4	$460.1
Investment securities	4.8	21.6
Cash value of life insurance policies, net of policy loans	—	67.2
Trade accounts receivable, less allowance of $6.4 (2008—$5.0)	442.1	462.6
Inventories	261.2	354.8
Deferred income taxes	42.5	45.8
Other current assets	75.3	86.1

Total Current Assets	1,591.3	1,498.2
Properties and equipment, net of accumulated depreciation and amortization of $1,611.7 (2008—$1,545.3)	686.6	710.6
Goodwill	120.2	117.1
Deferred income taxes	880.4	851.7
Asbestos-related insurance	500.0	500.0
Overfunded defined benefit pension plans	33.9	48.6
Other assets	124.4	149.3

Total Assets	$3,936.8	$3,875.5

LIABILITIES AND EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year	$6.6	$11.2
Accounts payable	177.6	207.6
Other current liabilities	312.0	314.3

Total Current Liabilities	496.2	533.1
Debt payable after one year	0.4	0.6
Deferred income taxes	5.8	7.1
Underfunded defined benefit pension plans	397.6	392.3
Unfunded pay-as-you-go defined benefit pension plans	153.7	136.7
Other liabilities	42.2	46.6

Total Liabilities Not Subject to Compromise	1,095.9	1,116.4
Liabilities Subject to Compromise—Note 2
Pre-petition bank debt plus accrued interest	843.7	823.5
Drawn letters of credit plus accrued interest	30.9	30.0
Income tax contingencies	123.9	121.0
Asbestos-related contingencies	1,700.0	1,700.0
Environmental contingencies	147.5	152.2
Postretirement benefits	181.1	169.7
Other liabilities and accrued interest	126.1	116.5

Total Liabilities Subject to Compromise	3,153.2	3,112.9

Total Liabilities	4,249.1	4,229.3

Commitments and Contingencies
Equity (Deficit)
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 2009—72,220,768 (2008—72,157,518)	0.8	0.8
Paid-in capital	441.6	436.6
Accumulated deficit	(221.8)	(246.6)
Treasury stock, at cost: shares: 2009—4,758,992; (2008—4,822,242)	(56.6)	(57.4)
Accumulated other comprehensive income (loss)	(544.5)	(560.3)

Total W. R. Grace & Co. Shareholders' Equity (Deficit)	(380.5)	(426.9)
Noncontrolling interests in consolidated entities	68.2	73.1

Total Equity (Deficit)	(312.3)	(353.8)

Total Liabilities and Equity (Deficit)	$3,936.8	$3,875.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Equity (Deficit) (unaudited)

(In millions)

	Common Stock and Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity (Deficit)
Balance, June 30, 2009	$440.5	$(266.2)	$(57.4)	$(531.7)	$63.1	$(351.7)
Net income	—	44.4	—	—	6.4	50.8
Stock plan activity	1.9	—	0.8	—	—	2.7
Other comprehensive loss	—	—	—	(12.8)	(0.7)	(13.5)
Dividends paid	—	—	—	—	(0.6)	(0.6)

Balance, September 30, 2009	$442.4	$(221.8)	$(56.6)	$(544.5)	$68.2	$(312.3)

Balance, December 31, 2008	$437.4	$(246.6)	$(57.4)	$(560.3)	$73.1	$(353.8)
Net income	—	24.8	—	—	9.9	34.7
Stock plan activity	5.0	—	0.8	—	—	5.8
Other comprehensive income (loss)	—	—	—	15.8	(0.5)	15.3
Dividends paid	—	—	—	—	(14.3)	(14.3)

Balance, September 30, 2009	$442.4	$(221.8)	$(56.6)	$(544.5)	$68.2	$(312.3)

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$50.8	$32.4	$34.7	$89.5

Other comprehensive income (loss):
Foreign currency translation adjustments	10.9	(1.8)	30.1	(4.4)
Gain (loss) from hedging activities, net of income taxes	2.8	(7.5)	5.3	(3.5)
Defined benefit pension and other postretirement plans, net of income taxes	(26.7)	20.2	(20.6)	21.1
Unrealized holding gain on available-for-sale securities	0.2	—	1.0	—

Total other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	(12.8)	10.9	15.8	13.2
Total other comprehensive loss attributable to noncontrolling interests	(0.7)	(0.9)	(0.5)	(1.6)

Total other comprehensive income (loss)	(13.5)	10.0	15.3	11.6

Comprehensive income	$37.3	$42.4	$50.0	$101.1

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

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

        The results of operations for the nine-month interim period ended September 30, 2009 are not necessarily indicative of the results of operations for the year ending December 31, 2009.

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

        Effect of New Accounting Standards—In June 2009, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Codification ("ASC") No. 105 and the Hierarchy of Generally Accepted Accounting Principles, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access by providing all of the authoritative literature related to a particular topic in one place, and as of the effective date, all existing accounting standard documents were superseded. Grace has included the references to the Codification, as appropriate, in this Form 10-Q.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." The objective of this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Grace will adopt this standard for 2010 and does not expect it to have a material effect on the Consolidated Financial Statements.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events", which was subsequently codified as ASC 855. The objective of this Statement is to establish general standards of accounting

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement is effective for interim or annual financial periods ending after June 15, 2009, and accordingly, Grace has adopted this Standard. ASC 855 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the SEC on November 6, 2009.

        In April 2009, the FASB issued FASB Staff Position ("FSP") No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", which was subsequently codified as ASC 825. ASC 825 amends FASB Statement No. 107 (subsequently codified ASC 825), Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as for annual financial statements. ASC 825 also amends APB Opinion No. 28 (subsequently codified as ASC 270), Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. ASC 825 is effective for interim reporting periods ending after June 15, 2009, and accordingly, Grace has adopted this standard.

        In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments", which was subsequently codified as ASC 320. ASC 320 changed the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. ASC 320 is effective for interim and annual periods ending after June 15, 2009 and accordingly, Grace has adopted this standard. This standard has not had a material effect on the Consolidated Financial Statements.

        In January 2009, the FASB Emerging Issues Task Force ("EITF") issued EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20", which was subsequently codified as ASC 325. The objective of ASC 325 is to achieve more consistent determination of whether an other-than-temporary impairment has occurred, and to retain and emphasize the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which was subsequently codified as ASC 320, and other related guidance. This standard is effective for interim and annual reporting periods ending after December 15, 2008, and applies prospectively. Grace has adopted ASC 325 in 2009.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations", which was subsequently codified as ASC 805. ASC 805 requires the acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with acquisition-related costs recognized separately from the acquisition. In March 2009, the FASB issued FSP No. FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies", which was subsequently codified as ASC 805. This standard addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This standard is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Grace has adopted this standard in 2009.

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

        In December 2008, the FASB issued FSP No. FAS 132(R)-1 "Disclosures about Postretirement Benefit Plan Assets" which was subsequently codified as ASC 718. This standard amends FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, which was subsequently codified as ASC 230, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. ASC 718 shall be effective for fiscal years ending after December 15, 2009. Grace will adopt these disclosure requirements for its 2009 Annual Report on Form 10-K.

        In April 2008, the FASB issued FSP No. FAS 142-3 "Determination of the Useful Life of Intangible Assets", which was subsequently codified as ASC 350. This standard will improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805, and other U.S. GAAP. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Grace has adopted this standard, and it did not materially impact the Consolidated Financial Statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133", which was subsequently codified as ASC 815. This standard expands the current disclosure framework by requiring entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. ASC 815 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Grace has adopted these disclosure requirements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements"' which was subsequently codified as ASC 810. ASC 810 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 is effective for fiscal years beginning on or after December 15, 2008. Grace has adopted this standard, and has modified its Consolidated Financial Statements where applicable.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which was subsequently codified as ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of ASC 820 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. Grace adopted ASC 820 in the first quarter of 2008, and the adoption for Grace's financial assets and liabilities did not have a material impact on its Consolidated Financial Statements. In April 2009, the FASB issued FSP No. FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly", which was subsequently codified as ASC 820. This standard provides additional guidance and expands on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This standard is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Grace has adopted this standard, and it has not had a material impact on its Consolidated Financial Statements. See Note 7 for further discussion of ASC 820.

Notes to Consolidated Financial Statements (Continued)

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

        On October 17, 2008, the Ontario Superior Court of Justice, in the Grace Canada, Inc. proceeding pending under the Companies' Creditors Arrangement Act, approved an agreement (the "Minutes of Settlement"), entered into by the Company, Grace Canada, Inc. and legal representatives of Canadian ZAI property damage claimants on September 2, 2008, that would settle

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

all Canadian ZAI property damage claims and demands. Under the Minutes of Settlement, all Canadian ZAI property damage claims and demands would be paid through a separate Canadian ZAI property damage claims fund of CDN$6.5 million. The Minutes of Settlement are subject to the confirmation and effectiveness of the Joint Plan (as defined below). The Minutes of Settlement provide that if the Bankruptcy Court does not issue a confirmation order with respect to the Joint Plan by October 31, 2009, the Minutes of Settlement will terminate. The parties are discussing the terms of a possible extension.

        On November 21, 2008, the Debtors reached an agreement in principle (the "ZAI PD Term Sheet") with the Putative Class Counsel to the U.S. ZAI claimants, the PD FCR, and the Equity Committee designed to resolve all present and future U.S. ZAI property damage claims and demands.

        As contemplated by the PI Settlement and the ZAI PD Term Sheet, the Debtors, supported by the Equity Committee, the PI Committee and the PI FCR, as co-proponents, amended the joint plan of reorganization and several associated documents, including a disclosure statement, trust distribution procedures, exhibits and other supporting documents on December 18, 2008, February 3, 2009 and February 27, 2009 through filings with the Bankruptcy Court. The Debtors and co-proponents filed technical modifications to the Joint Plan and certain exhibits on September 4, 2009 and October 12, 2009. The joint plan of reorganization (as amended and modified through October 12, 2009, the "Joint Plan") is designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined therein. The Joint Plan supersedes the Prior Plan and the PI Plan. The committee representing general unsecured creditors, the PD Committee and the PD FCR are not co-proponents of the Joint Plan.

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

        Any plan of reorganization, including the Joint Plan and any plan of reorganization that may be filed in the future by a party-in-interest, will become effective only after a vote of eligible creditors and with the approval of the Bankruptcy Court and the U.S. District Court for the District of Delaware. On March 9, 2009, the Bankruptcy Court approved the disclosure statement associated with the Joint Plan. On March 31, 2009, Grace distributed the Joint Plan, exhibits and disclosure statement along with voting materials to all creditors entitled to vote on the Joint Plan. The Bankruptcy Court required all creditors eligible to vote on the Joint Plan to submit their votes, and all parties-in-interest who object to the Joint Plan to submit their objections, by May 20, 2009. All classes of creditors entitled to vote accepted the Joint Plan. The class of general unsecured creditors, who voted on a provisional basis pending a determination by the Bankruptcy Court as to whether the class is impaired and therefore entitled to a vote, voted to reject the Joint Plan. The objections filed generally relate to demands for interest at rates higher than provided for in the Joint Plan, assertions that the Joint Plan may impair insurers' contractual rights, assertions that the Joint Plan discriminates against Libby, Montana personal injury claimants and the classification and treatment of claims under the Joint Plan. Grace believes that the Joint Plan complies with the requirements for confirmation under the Bankruptcy Code and Grace intends to vigorously defend the Joint Plan against these and all other objections. If certain objections were resolved adversely to Grace and the other Joint Plan proponents, or if rulings by the Bankruptcy Court resolving certain

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

objections favorably to the Joint Plan proponents were appealed, certain conditions to the Joint Plan, including for example, payments pursuant to the Sealed Air Settlement (as defined below) and the Fresenius Settlement (as defined below), might not be satisfied and potential lenders might not be willing to provide the new financing that Grace seeks to fund the Joint Plan. The resolution of these objections and any related appeals could have a material effect on the terms and timing of Grace's emergence from Chapter 11. Hearings to determine whether the Bankruptcy Court will approve the Joint Plan were held on June 22-23, 2009, September 8-17, 2009, and October 13-14, 2009. The parties will submit post-hearing briefs in November and December 2009. Closing arguments on confirmation of the Joint Plan are scheduled for January 4-5, 2010.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

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

Asbestos-Related Property Damage Claims

        All pending and future asbestos-related property damage claims and demands ("PD Claims") would be channeled to the PD Trust for resolution. The PD Trust would contribute CDN$6.5 million to a separate Canadian ZAI PD Claims fund through which Canadian ZAI PD Claims would be resolved. The PD Trust would generally resolve U.S. ZAI PD Claims that qualify for payment by paying 55% of the claimed amount, but in no event would the PD Trust pay more per claim than 55% of $7,500 (as adjusted for the increase in inflation each year after the fifth anniversary of the effective date of the Joint Plan). The PD Trust would satisfy other allowed PD Claims pursuant to specified trust distribution procedures with cash payments in the allowed settlement amount. Unresolved PD Claims and future PD claims would be litigated pursuant to procedures to be approved by the Bankruptcy Court and, to the extent such claims were determined to be allowed claims, would be paid in cash by the PD Trust in the amount determined by the Bankruptcy Court.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

        The PD account would be funded with:

  •
  Approximately $147 million in cash plus cash in the amount of the estimated first six months of PD Trust expenses, to be paid by Cryovac and Fresenius (the "PD Initial Payment"), and CDN$6.5 million in cash to be paid by Grace pursuant to the Minutes of Settlement.

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

  •
  $30 million in cash on the third anniversary of the effective date of the Joint Plan, to be paid by Grace.

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

Other Claims

        All allowed administrative claims would be paid in cash and all allowed priority claims would be paid in cash with interest. Secured claims would be paid in cash with interest or by reinstatement. Allowed general unsecured claims would be paid in cash, including any post-petition interest as follows: (i) for holders of pre-petition bank credit facilities, post-petition interest at the rate of 6.09% from the Filing Date through December 31, 2005 and thereafter at floating prime, in each case compounded quarterly; and (ii) for all other unsecured claims that are not subject to a settlement agreement providing otherwise, interest at 4.19% from the Filing Date, compounded annually, or if pursuant to an existing contract, interest at the non-default contract rate. The general unsecured creditors that hold pre-petition bank debt have asserted that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements which, if paid, would be materially greater than that reflected above. Grace has asserted that such creditors are not entitled to interest at the default rate and has requested the Bankruptcy Court to determine the appropriate rate at which interest would be payable. Unsecured employee-related claims such as pension, retirement medical obligations and workers compensation claims, would be reinstated.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

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

        Approximately 7,000 of the non-asbestos related claims involve claims by employees or former employees for future retirement benefits such as pension and retiree medical coverage. Grace views most of these claims as contingent and has proposed to retain such benefits under the Joint Plan. The remaining non-asbestos claims include claims for payment of goods and services, taxes, product warranties, principal and interest under pre-petition credit facilities, amounts due under leases and other contracts, leases and other executory contracts rejected in the Chapter 11 Cases, environmental remediation, pending non-asbestos-related litigation, and non-asbestos-related personal injury. Claims for indemnification or contribution to actual or potential codefendants in asbestos-related and other litigation were also filed.

        The Debtors analyzed the claims filed pursuant to the March 31, 2003 bar date and found that many are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of October 30, 2009, of the approximately 4,300 non-ZAI PD Claims filed, approximately 375 claims have been resolved, approximately 3,890 claims have been expunged, reclassified by the Debtors or withdrawn by claimants, leaving approximately 35 claims to be addressed through the property damage case management order approved by the Bankruptcy Court and/or the Joint Plan or another plan of reorganization. The claims remaining to be addressed include 16 asbestos property damage claims that had been expunged by a bankruptcy court order that was reversed by an order of the District

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

Court of Delaware on September 29, 2009. As of September 30, 2009, of the approximately 3,290 non-asbestos claims filed, approximately 1,900 have been expunged or withdrawn by claimants, approximately 1,170 have been resolved, and an additional approximately 220 claims are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.

        Additionally, by order dated June 17, 2008, the Bankruptcy Court established October 31, 2008 as the bar date for ZAI PD Claims related to property located in the U.S. As of September 30, 2009, approximately 19,260 US ZAI PD Claims have been filed. In addition, on October 21, 2008, the Bankruptcy Court entered an order establishing August 31, 2009 as the bar date for ZAI PD Claims related to property located in Canada. As of September 30, 2009, approximately 13,890 Canadian ZAI PD Claims have been filed. The Joint Plan provides for the channeling of US ZAI PD Claims and Canadian ZAI PD Claims to the Asbestos PD Trust created under the Joint Plan, and the subsequent transfer of Canadian ZAI PD Claims to a Canadian fund. No bar date has been set for personal injury claims related to ZAI. The Joint Plan provides that ZAI PI Claims would be channeled to the Asbestos PI Trust created under the Joint Plan.

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

        Accounting Impact    The accompanying Consolidated Financial Statements have been prepared in accordance with FASB Accounting Standards Codification 852 ("ASC 852"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. ASC 852 requires that financial statements of debtors-in-possession be prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, the realization of certain of the Debtors' assets and the liquidation of certain of the Debtors' liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, the ultimate plan of reorganization could materially change the amounts and classifications reported in the Consolidated Financial Statements.

        Pursuant to ASC 852, Grace's pre-petition and future liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

ultimately be allowed by the Bankruptcy Court. As of September 30, 2009, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation, and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. ASC 852 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. Grace presents reorganization items as "Chapter 11 expenses, net of interest income," a separate caption in its Consolidated Statements of Operations.

        As discussed in Note 3, Grace has not adjusted its accounting for asbestos-related liabilities to reflect the Joint Plan.

        Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the Fresenius Settlement and the Sealed Air Settlement, as such agreements are subject to conditions, which, although expected to be met, have not been satisfied and confirmed by the Bankruptcy Court and, under the Joint Plan, these assets would be transferred to the PI Trust and the PD Trust. The estimated fair value available under the Fresenius Settlement and the Sealed Air Settlement as measured at September 30, 2009, was $1,205.1 million comprised of $115.0 million in cash from Fresenius and $1,090.1 million in cash and stock from Cryovac under the Joint Plan. Payments under the Sealed Air Settlement will be made directly to the PI Trust and the PD Trust by Cryovac.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

Components of liabilities subject to compromise are as follows:

(In millions)	September 30, 2009	December 31, 2008
Pre-petition bank debt plus accrued interest	$843.7	$823.5
Drawn letters of credit plus accrued interest	30.9	30.0
Asbestos-related contingencies	1,700.0	1,700.0
Income tax contingencies(1)	123.9	121.0
Environmental contingencies	147.5	152.2
Postretirement benefits other than pension	77.4	73.2
Unfunded special pension arrangements	115.3	106.0
Retained obligations of divested businesses	31.1	29.8
Accounts payable	31.2	31.2
Other accrued liabilities	63.8	55.5
Reclassification to current liabilities(2)	(11.6)	(9.5)

Total Liabilities Subject to Compromise	$3,153.2	$3,112.9

(1)
Amounts are net of expected refunds of $0.8 million for each of the periods ending September 30, 2009 and December 31, 2008.

(2)
As of September 30, 2009 and December 31, 2008, approximately $11.6 million and $9.5 million, respectively, of certain pension and postretirement benefit obligations subject to compromise have been presented in other current liabilities in the Consolidated Balance Sheets in accordance with ASC 715.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

Change in Liabilities Subject to Compromise

        The following table is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through September 30, 2009.

(In millions) (Unaudited)	Cumulative Since Filing
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Payment of environmental settlement liability—including Libby (see Note 11)	(252.0)
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Resolution of contingencies subject to Chapter 11	(130.0)
Other court orders including employee wages and benefits, sales and use tax, and customer programs	(365.8)
Expense/(income) items:
Interest on pre-petition liabilities	423.7
Employee-related accruals	87.9
Provision for asbestos-related contingencies	744.8
Provision for environmental contingencies	328.3
Provision for income tax contingencies	2.4
Balance sheet reclassifications	(37.3)

Balance, end of period	$3,153.2

        Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court's allowance of contingent or disputed claims.

        For the holders of pre-petition bank credit facilities, beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rates for the nine months ended September 30, 2009 and 2008 were 3.25% and 5.43%, respectively. From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly. The general unsecured creditors that hold pre-petition bank credit facilities have asserted that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements which, if paid, would be materially greater than that reflected above. Grace has asserted that such creditors are not entitled to interest at the default rate and has requested the Bankruptcy Court to determine the appropriate rate at which interest would be payable.

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

Chapter 11 Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Legal and financial advisory fees	$18.4	$12.0	$36.5	$50.0
Interest income	—	—	(0.1)	(1.6)

Chapter 11 expenses, net of interest income	$18.4	$12.0	$36.4	$48.4

        Pursuant to ASC 852, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

Condensed financial information of the Debtors

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Operations

	Nine Months Ended September 30,
(In millions) (Unaudited)	2009	2008
Net sales, including intercompany	$1,058.4	$1,194.8

Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	751.9	870.9
Selling general and administrative expenses	229.4	222.8
Restructuring expenses	12.1	2.9
Gain on sales of product lines	(22.2)	—
Research and development expenses	26.9	33.3
Depreciation and amortization	41.5	43.2
Defined benefit pension expense	52.1	28.0
Interest expense and related financing costs	27.7	42.2
Other income, net	(48.8)	(68.7)
Provision for environmental remediation	1.1	8.8
Chapter 11 expenses, net of interest income	36.4	48.4

	1,108.1	1,231.8

Loss before income taxes and equity in net income of non-filing entities	(49.7)	(37.0)
Benefit from (provision for) income taxes	7.6	(11.8)

Loss before equity in net income of non-filing entities	(42.1)	(48.8)
Equity in net income of non-filing entities	66.9	126.9

Net income	$24.8	$78.1

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Cash Flows

	Nine Months Ended September 30,
(In millions) (Unaudited)	2009	2008
Operating Activities
Net income	$24.8	$78.1
Reconciliation to net cash provided by (used for) operating activities:
Chapter 11 expenses, net of interest income	36.4	48.4
(Benefit from) provision for income taxes	(7.6)	11.8
Equity in net income of non-filing entities	(66.9)	(126.9)
Depreciation and amortization	41.5	43.2
Interest on pre-petition liabilities subject to compromise	26.9	38.8
Provision for environmental remediation	1.1	8.8
Other non-cash items, net	(26.4)	(1.7)
Contributions to defined benefit pension plans	(33.0)	(47.1)
Cash paid to resolve contingencies subject to Chapter 11	—	(252.0)
Chapter 11 expenses paid	(34.9)	(52.9)
Restructuring expenses	12.1	—
Changes in other assets and liabilities, excluding the effect of businesses acquired/divested	68.2	(39.9)

Net cash provided by (used for) operating activities	42.2	(291.4)

Investing Activities
Capital expenditures	(30.0)	(52.0)
Loan repayments and other	148.5	208.3

Net cash provided by investing activities	118.5	156.3

Net cash provided by (used for) financing activities	(0.8)	48.0

Net increase (decrease) in cash and cash equivalents	159.9	(87.1)
Cash and cash equivalents, beginning of period	218.1	206.8

Cash and cash equivalents, end of period	$378.0	$119.7

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Balance Sheets

(In millions) (Unaudited)	September 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$378.0	$218.1
Investment securities	4.8	21.6
Cash value of life insurance policies, net of policy loans	—	67.2
Trade accounts receivable, net	106.6	115.0
Receivables from non-filing entities, net	56.6	69.9
Inventories	87.3	122.1
Other current assets	50.3	57.4

Total Current Assets	683.6	671.3
Properties and equipment, net	393.4	417.1
Deferred income taxes	850.8	834.4
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	426.3	399.1
Investment in non-filing entities	536.3	492.0
Overfunded defined benefit pension plans	0.2	0.2
Other assets	72.1	97.8

Total Assets	$3,462.7	$3,411.9

LIABILITIES AND EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities	$213.2	$239.5
Underfunded defined benefit pension plans	385.3	380.6
Other liabilities	32.4	41.6

Total Liabilities Not Subject to Compromise	630.9	661.7
Liabilities Subject to Compromise	3,153.2	3,112.9

Total Liabilities	3,784.1	3,774.6
Total W. R. Grace & Co. Shareholders' Equity (Deficit)	(380.5)	(426.9)
Noncontrolling interests in Chapter 11 filing entities	59.1	64.2

Total Equity (Deficit)	(321.4)	(362.7)

Total Liabilities and Equity (Deficit)	$3,462.7	$3,411.9

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11—Related Information (Continued)

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

        Approximately 4,300 additional PD claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Grace objected to virtually all PD claims on a number of different bases, including: no authorization to file a claim; the claim was previously settled or adjudicated; no or insufficient documentation; failure to identify a Grace product; the expiration of the applicable statute of limitations and/or statute of repose, and/or laches; and a defense that the product in place is not hazardous. As of October 30, 2009, following the reclassification, withdrawal or expungement of claims, approximately 430 PD Claims subject to the March 31, 2003 bar date remain outstanding. The Bankruptcy Court has approved settlement agreements covering approximately 375 of such claims for an aggregate allowed amount of $109 million.

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

        At the Debtors' request, in July 2008, the Bankruptcy Court established a bar date for U.S. ZAI PD Claims and approved a related notice program that required any person with a U.S. ZAI PD Claim to submit an individual proof of claim no later than October 31, 2008. Approximately 17,960 U.S. ZAI PD Claims were filed prior to the October 31, 2008 claims bar date and, as of September 30, 2009 an additional 1,300 U.S. ZAI PD Claims were filed. As described above, on October 17, 2008, the Ontario Superior Court of Justice, in the Grace Canada, Inc. proceeding pending under the Companies' Creditors Arrangement Act, approved the Minutes of Settlement that would settle all Canadian ZAI PD Claims on the terms of the Joint Plan. On October 20, 2008, the Bankruptcy Court established August 31, 2009 as the bar date for Canadian ZAI PD Claims. Approximately 13,100 Canadian ZAI PD Claims were filed prior to the bar date and, as of September 30, 2009, an additional 800 Canadian ZAI PD Claims were filed.

        As described in Note 2, on November 21, 2008, the Debtors, the Putative Class Counsel to the U.S. ZAI property damage claimants, the PD FCR, and the Equity Committee reached an agreement in principle designed to resolve all present and future U.S. ZAI PD Claims. The terms of the U.S. and Canadian ZAI agreements in principle have been incorporated into the terms of the Joint Plan and related documents. As described below, Grace's recorded asbestos related liability does not include the agreements in principle to settle the ZAI liability that is part of the Joint Plan. The asbestos related liability at September 30, 2009, which is based on the Prior Plan, assumes the risk of loss from ZAI litigation is not probable. If the Joint Plan or another plan of reorganization reflecting the agreements in principle is not confirmed or does not become effective and Grace's view as to risk of loss from ZAI litigation is not sustained, Grace believes the cost to resolve the U.S. ZAI litigation may be material.

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

        Cumulatively through the Filing Date, 16,354 asbestos personal injury lawsuits involving approximately 35,720 PI Claims were dismissed without payment of any damages or settlement

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

amounts (primarily on the basis that Grace products were not involved) and approximately 55,489 lawsuits involving approximately 163,698 PI Claims were disposed of (through settlements and judgments) for a total of $645.6 million. As of the Filing Date, 129,191 PI claims for personal injury were pending against Grace. Grace believes that a substantial number of additional PI Claims would have been received between the Filing Date and September 30, 2009 had such PI Claims not been stayed by the Bankruptcy Court.

        The Bankruptcy Court has entered a case management order for estimating liability for pending and future PI Claims. A trial for estimating liability for PI Claims began in January 2008 but was suspended in April 2008 as a result of the PI Settlement.

        Asbestos-Related Liability    The total recorded asbestos-related liability as of September 30, 2009 and December 31, 2008, including pre-Filing Date and post-Filing Date settlements, was $1,700 million and is included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on the filing of the Prior Plan. The Prior Plan contained a condition precedent that the Bankruptcy Court determine that $1,613 million (this amount, plus $87 million of prepetition settlements and judgments, "the Funding Amount") was sufficient to pay, on a net present value basis, all PI Claims and PD Claims entitled to payment and related trust administration costs and expenses. Therefore, prior to the PI Settlement, the U.S. and Canadian ZAI agreements in principle and the filing of the Joint Plan, Grace was prepared to settle its asbestos-related claims at the Funding Amount as part of a consensual plan of reorganization and recorded its asbestos-related liability on that basis. The treatment of asbestos-related liabilities is significantly different under the Joint Plan than under the Prior Plan. Grace has not adjusted its accounting for asbestos-related liabilities to reflect the Joint Plan. At this time, Grace is unable to determine a reasonable estimate of the value of certain consideration payable to the PI Trust and the PD Trust under the Joint Plan. These values will ultimately be determined on the effective date of the Joint Plan. Grace expects to adjust its accounting for the Joint Plan when the consideration can be measured and material conditions to the Joint Plan are satisfied. Grace expects that such adjustments may be material to Grace's consolidated financial position and results of operations.

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

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

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

        In November 2006, Grace entered into a settlement agreement with an underwriter of a portion of its excess insurance coverage. The insurer paid a settlement amount of $90 million directly to an escrow account in respect of claims for which Grace was provided coverage under the affected policies. The escrow account balance at September 30, 2009 was approximately $97.3 million, including interest earned on the account. The settlement agreement, as amended in July 2009, provides that: unless Grace confirms a plan of reorganization by December 31, 2013, at the option of the underwriter, exercisable at any time prior to April 30, 2014, the escrow amount with interest must be returned to the underwriter; funds in the escrow account will be distributed from the account to the PI Trust as set forth in the Joint Plan; 52% of the interest accrued on the settlement amount as of March 31, 2009 will be transferred to an agent of the underwriter; and the underwriter has certain indemnification rights against Grace and the PI Trust with respect to certain claims. In

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

October 2009, in compliance with the settlement agreement, Grace transferred approximately $3.7 million of the accrued interest to an agent of the underwriter. Due to the open contingencies for the release of the amount in the escrow account, Grace has not recorded this amount or reduced its asbestos insurance receivable balance. Under the Joint Plan, the amount in the escrow account would be assigned to the PI Trust.

        As of September 30, 2009, including the settlement discussed above and after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements, there remains approximately $923 million of excess coverage from 53 presently solvent insurers. Grace estimates that eligible claims would have to exceed $4 billion to access total coverage. Grace further estimates that, assuming the resolution value of asbestos-related claims is equal to the recorded liability of $1,700 million (which should fund claim payments in excess of $2 billion), it should be entitled to approximately $500 million of insurance recovery, including the escrow described above. This amount was determined by estimating the aggregate and per year payout for claims over time and applying the expected insurance recovery factor to such claims. However, the ultimate amount of insurance recovered on such claims will depend on a number of factors that will only be determined at the time claims are paid including: the nature of the claim (PI Claim, PD Claim or ZAI PD Claim), the relevant exposure years, the timing of payment, the solvency of insurers and the legal status of policy rights. Accordingly, Grace's estimate of insurance recovery may differ materially from actual amounts received by Grace, or, if the Joint Plan is confirmed and becomes effective, the PI Trust.

4. Life Insurance

        Grace is the beneficiary of corporate-owned life insurance ("COLI") policies on certain current and former employees with net cash surrender values of $4.4 million and $71.4 million at September 30, 2009 and December 31, 2008, respectively. The following tables summarize activity in these policies for the nine months ended September 30, 2009 and 2008, and the components of net cash value at September 30, 2009 and December 31, 2008:

Life Insurance—Activity Summary

	Nine Months Ended September 30,
(In millions)	2009	2008
Earnings on policy assets	$1.4	$2.5
Interest on policy loans	(0.2)	(0.5)
Proceeds from policy loans	—	(40.0)
Premiums	0.3	0.4
Proceeds from termination of life insurance policies	(68.8)	(8.1)
Net investing activity	0.3	(0.2)

Change in net cash value	$(67.0)	$(45.9)

Tax-free proceeds received	$0.6	$0.2

Notes to Consolidated Financial Statements (Continued)

4. Life Insurance (Continued)

Components of Net Cash Value

(In millions)	September 30, 2009	December 31, 2008
Gross cash value	$9.7	$77.5
Principal—policy loans	(5.3)	(5.0)
Accrued interest—policy loans	—	(1.1)

Total net cash value	4.4	71.4
Less: current portion	—	(67.2)

Net cash value—long-term	$4.4	$4.2

Insurance benefits in force	$19.2	$120.7

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

5. Inventories

        Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at September 30, 2009 and December 31, 2008:

(In millions)	September 30, 2009	December 31, 2008
Raw materials	$53.4	$63.6
In process	45.7	42.1
Finished products	130.0	212.1
Other	32.1	37.0

	$261.2	$354.8

Notes to Consolidated Financial Statements (Continued)

6. Debt

Components of Debt

(In millions)	September 30, 2009	December 31, 2008
Debt payable within one year	$6.6	$11.2

Debt payable after one year
Other long-term borrowings	$0.4	$0.6

Debt Subject to Compromise
Bank borrowings	$500.0	$500.0
Accrued interest on bank borrowings	343.7	323.5
Drawn letters of credit	25.6	25.6
Accrued interest on drawn letters of credit	5.3	4.4

	$874.6	$853.5

Full-year weighted average interest rates on total debt	3.4%	5.2%

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

        As of September 30, 2009, the Debtors had no revolving loans and had $67.7 million of standby letters of credit issued and outstanding under the DIP facility. The letters of credit were issued mainly for trade-related matters such as performance bonds, as well as certain insurance and environmental matters.

        At September 30, 2009, the fair value of Grace's debt payable within one year not subject to compromise approximated the recorded value of $6.6 million. Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. At September 30, 2009, the carrying value of Grace's bank debt subject to compromise plus interest was $874.6 million. The estimated fair value of the bank debt is lower than the carrying value; however, because such debt is subject to compromise in Grace's Chapter 11 proceeding, neither carrying values nor market values may reflect ultimate liquidation value.

7. Fair Value Measurements

        Certain of Grace's assets and liabilities are reported at fair value. ASC 820 defines fair value as the value that would be received at the measurement date in the principal or "most advantageous" market. Grace uses principal market data, whenever available, to value assets and liabilities at fair

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements (Continued)

value that are required to be reported at fair value. ASC 820 prescribes three valuation techniques that shall be used to measure fair value as follows:

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

        In addition to the three valuation techniques, ASC 820 prescribes a fair value hierarchy in order to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

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

        Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by ASC 820:

Investment Securities

        Investment securities consist of direct or indirect investments in debt securities primarily in the Columbia Strategic Cash Portfolio Fund (the "Columbia Fund"). In the nine months ended September 30, 2009 and 2008, $17.7 million and $61.5 million, respectively, of Grace's account balance was distributed to Grace in cash. Grace has elected to maintain its investment in the Columbia Fund pending the orderly liquidation of the portfolio and to value its account based on the value of the underlying securities as determined by the fund principals. Grace has determined the value of the fund using a market approach, which consists of matrix pricing techniques based on widely available market data and comparables as provided by the fund principals. Grace's investment in the Columbia Fund was valued at $4.8 million and $21.6 million at September 30, 2009 and December 31, 2008, respectively.

        Grace recorded an increase in fair value of its Columbia Fund account of $0.2 million and $1.0 million for the three and nine months ended September 30, 2009, respectively. The increase in fair value is recorded as an unrealized holding gain in other comprehensive income (loss).

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements (Continued)

Derivatives

        From time to time, Grace enters into commodity derivatives such as fixed-rate swaps with financial institutions to mitigate the risk of volatility of natural gas prices or other commodities. Under fixed-rate swaps, Grace locks in a fixed rate with a financial institution for future purchases, purchases its commodity from a supplier at the prevailing market rate, and then settles with the bank for any difference in the rates, thereby "swapping" a variable rate for a fixed rate.

        In 2008 and 2009, Grace used fixed-rate swaps to mitigate the risk of natural gas price volatility. The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open contracts hedge forecasted transactions until September 2010. The effective portion of the gain or loss on the commodity contracts is recorded in accumulated other comprehensive income (loss) and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At September 30, 2009, the contract volume, or notional amount, of the commodity contracts was 2.6 million British thermal units (MMBtu).

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

        In November 2007, Grace purchased foreign currency forward contracts to mitigate the effect of foreign currency risk with respect to intercompany loans between its principal U.S. subsidiary and a German subsidiary. As of September 30, 2009, the total amount outstanding under the foreign currency forward contracts was €248.9 million. These derivatives are not designated as hedging instruments under ASC 815.

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements (Continued)

        The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008:

	Fair Value Measurements at September 30, 2009 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$4.8	$—	$4.8	$—
Currency derivatives	0.2	—	0.2	—
Commodity derivatives	0.3	—	0.3	—

Total Assets	$5.3	$—	$5.3	$—

Liabilities
Currency derivatives	$7.1	$—	$7.1	$—
Commodity derivatives	3.2	—	3.2	—

Total Liabilities	$10.3	$—	$10.3	$—

	Fair Value Measurements at December 31, 2008 Using
Items Measured at Fair Value on a Recurring Basis (In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$21.6	$—	$21.6	$—
Currency derivatives	21.0	—	21.0	—

Total Assets	$42.6	$—	$42.6	$—

Liabilities
Currency derivatives	$3.7	$—	$3.7	$—
Commodity derivatives	10.8	—	10.8	—

Total Liabilities	$14.5	$—	$14.5	$—

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements (Continued)

        The following table presents the location and fair values of derivative instruments included in the Consolidated Balance Sheet as of September 30, 2009:

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at September 30, 2009 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Currency contracts	Other current assets	$0.1	Other current liabilities	$—
Commodity contracts	Other current assets	0.3	Other current liabilities	3.2
Derivatives not designated as hedging instruments under ASC 815
Currency contracts	Other current assets	0.1	Other current liabilities	3.1
Currency contracts	Other assets	—	Other liabilities	4.0

Total derivatives		$0.5		$10.3

        The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statement of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) ("OCI") for the three and nine month periods ended September 30, 2009:

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended September 30, 2009 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$0.1	Cost of goods sold	$ —
Commodity contracts	(0.4)	Cost of goods sold	(4.9)

Total derivatives	$(0.3)		$(4.9)

		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other income (expense)	$(15.1)

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements (Continued)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Nine Months Ended September 30, 2009 (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$0.1	Cost of goods sold	$—
Commodity contracts	(8.5)	Cost of goods sold	(16.6)

Total derivatives	$(8.4)		$(16.6)

		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts		Other income (expense)	$(24.7)

8. Income Taxes

        As of September 30, 2009, the total amount of unrecognized tax benefits was $132.8 million compared to $134.6 million as of December 31, 2008. If Grace favorably resolves the tax issues related to such uncertain tax positions and recognizes the September 30, 2009 amount in full, Grace expects that $15.8 million related to alternative minimum tax credit carryforwards, that Grace has recorded as deferred tax assets, would no longer be available. In such event, Grace's effective tax rate would be reduced by the September 30, 2009 amount net of the effect of such reduction in alternative minimum tax credit carryforwards.

        Grace accrues potential interest and any associated penalties related to uncertain tax positions in "benefit from (provision for) income taxes". The total amount of interest and penalties accrued on uncertain tax positions was $80.9 million ($55.0 million net of applicable tax benefits) and $78.4 million ($53.4 million net of applicable tax benefits) as of September 30, 2009 and December 31, 2008, respectively. The total amount of interest and penalties expense for the quarter ended September 30, 2009 was $1.6 million ($1.2 million net of applicable tax benefits).

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

(2)
Grace's U.S. federal income tax returns for the tax years 1997-2001 have been examined by the U.S. Internal Revenue Service ("IRS") and, except as described below, have been resolved (Grace's U.S. tax years 2002 - 2004 have been examined and closed).

        Grace believes there may be material changes to Grace's aggregate recorded liabilities for uncertain tax positions within the next 12 months due to expected examinations of Grace income tax returns for tax years that remain subject to examination, the expected expiration of statutes of limitations applicable to certain issues reflected as uncertain tax positions and the matters described below:

1.
Grace received approval from the Bankruptcy Court on May 26, 2009 to enter into a settlement with the IRS with respect to a carryback of a U.S. net operating loss arising during the 1997-2001 tax years. The U.S. Tax Court approved a Decision Document implementing the settlement on August 26, 2009. Under the settlement, Grace would be entitled to a U.S. Federal income tax refund for the 1989 tax year of approximately $13.5 million plus interest. The settlement also confirmed that the remainder of the specified liability losses could be carried to tax years after 1989 and Grace expects that additional refunds will result from related adjustments in such years. The potential benefits associated with this settlement have not been recognized as of September 30, 2009 pending review and approval by the Joint Committee on Taxation of the U.S. Congress ("Joint Committee"). In October 2009, Grace was notified that the refund associated with the carryback to the 1989 tax year will not be required to be approved by the Joint Committee. Therefore, in the quarter ending December 31, 2009 Grace estimates that it will record a net tax benefit of $24.1 million including interest with respect to the 1989 year. The refunds relating to the years after 1989 are currently under review by the Joint Committee. Grace estimates that upon approval it is reasonably possible that up to $5.0 million of additional tax benefits (including interest) will be recorded.

2.
In court decisions involving taxpayers other than Grace, certain tax benefits similar to those claimed by a non-U.S. subsidiary of Grace were denied. However, recently, on appeal, one case was reversed in favor of the taxpayer. Due to the strength of its facts and the recent court decision in favor of the taxpayer, Grace believes that tax benefits claimed by its non-U.S. subsidiary should be sustained if challenged. However, it is reasonably possible that such benefits would not be sustained. In such case Grace estimates that the tax expense that Grace

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

  may record if it changed its assessment of this matter based on the final outcome of these pending legal proceedings ranges from $20 million to $51 million (including interest) and Grace would also expect to accelerate recognition of a deferred charge of $18 million.

        As of September 30, 2009, Grace has prior-year tax credit carryforwards of $84.6 million consisting of $65.0 million of foreign tax credit carryforwards with expiration dates through 2017, $0.6 million of general business credit carryforwards with expiration dates through 2025 and $18.9 million of alternative minimum tax credit carryforwards with no expiration dates. The $18.9 million of alternative minimum tax credit carryforwards includes $15.8 million which Grace does not expect will be available if Grace is successful in resolving certain issues reflected as uncertain tax positions.

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

Notes to Consolidated Financial Statements (Continued)

9. Pension Plans and Other Postretirement Benefits Plans (Continued)

        The assumed discount rate for pension plans reflects the market rates for high quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 6.25% as of December 31, 2008 was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. Based on review of an updated yield curve analysis as of September 30, 2009, Grace decreased the discount rate for the U.S. qualified pension plans from 6.25% at June 30, 2009 to 5.50% at September 30, 2009 based on market rates at that time. Grace also evaluated the current discount rates for the pension plans in the United Kingdom, Germany and Canada, which combined represented approximately 89% of the benefit obligation of the non-U.S. pension plans as of December 31, 2008. Based on review of the yield curve analyses for these plans as of September 30, 2009, Grace changed the discount rate for the United Kingdom from 6.25% at June 30, 2009 to 5.50% at September 30, 2009, and for Germany from 5.75% at June 30, 2009 to 5.25% at September 30, 2009. Grace did not change the discount rate for Canada from the 6.75% rate in effect at June 30, 2009. The funded status as of September 30, 2009 reflects a decrease in total assets of approximately $17 million and an increase in total liabilities of approximately $104 million as compared to June 30, 2009, resulting from the change in discount rates (including the postretirement plan). After tax effects, total assets increased from June 30, 2009 to September 30, 2009 by approximately $24 million, total liabilities increased by approximately $104 million and shareholders' equity decreased by approximately $80 million. The funded status as of September 30, 2009 reflects a decrease in total assets of approximately $25 million and an increase in total liabilities of approximately $105 million as compared to December 31, 2008, resulting from the change in discount rates (including the postretirement plan). After tax effects, total assets increased from December 31, 2008 to September 30, 2009 by approximately $19 million, total liabilities increased by approximately $105 million and shareholders' equity decreased by approximately $86 million.

        At September 30, 2009, Grace's recorded pension liability for underfunded and unfunded plans was $674.0 million ($397.6 million included in "underfunded defined benefit pension plans", $153.7 million included in "unfunded pay-as-you-go defined benefit pension plans", $12.9 million included in "other current liabilities", and $109.8 million related to noncurrent supplemental pension benefits, included in "liabilities subject to compromise"). The recorded liability reflects 1) the shortfall between plan assets and the PBO of underfunded plans ($397.6 million); and 2) the PBO of unfunded pay-as-you-go plans ($276.4 million).

	Three Months Ended September 30,
	2009			2008
	Pension			Pension
Components of Net Periodic Benefit Cost (Income) (In millions)	U.S.	Non-U.S.	Other	U.S.	Non-U.S.	Other
Service cost	$4.0	$1.8	$0.1	$4.1	$2.2	$—
Interest cost	15.7	5.5	1.0	15.5	5.9	1.2
Expected return on plan assets	(11.0)	(3.9)	—	(15.4)	(4.9)	—
Amortization of prior service cost (credit)	0.4	—	(1.0)	0.3	0.1	(2.0)
Amortization of net deferred actuarial loss	8.2	0.8	0.2	5.0	1.3	0.4

Net periodic benefit cost (income)	$17.3	$4.2	$0.3	$9.5	$4.6	$(0.4)

Notes to Consolidated Financial Statements (Continued)

9. Pension Plans and Other Postretirement Benefits Plans (Continued)

	Nine Months Ended September 30,
	2009			2008
	Pension			Pension
Components of Net Periodic Benefit Cost (Income) (In millions)	U.S.	Non-U.S.	Other	U.S.	Non-U.S.	Other
Service cost	$12.2	$5.1	$0.2	$12.2	$6.6	$0.2
Interest cost	47.2	15.4	3.2	46.6	18.0	3.6
Expected return on plan assets	(33.0)	(11.0)	—	(46.4)	(15.0)	—
Amortization of prior service cost (credit)	0.9	0.1	(3.0)	1.1	0.5	(6.3)
Amortization of net deferred actuarial loss	24.7	2.3	0.6	14.9	3.9	1.3

Net periodic benefit cost (income)	$52.0	$11.9	$1.0	$28.4	$14.0	$(1.2)

        Plan Contributions and Funding    Subject to any required approval of the Bankruptcy Court, Grace intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under U.S. GAAP. On June 24, 2009, Grace obtained Bankruptcy Court approval to fund minimum required payments under the U.S. qualified pension plans of approximately $30 million for the period from July 2009 through January 2010. In that regard, Grace contributed approximately $8 million in July 2009, approximately $5 million in September 2009, and approximately $9 million in October 2009 to the trusts that hold assets of the U.S. qualified pension plans. While Grace intends to continue to fund all minimum required payments under the U.S. qualified pension plans, there can be no assurance that the Bankruptcy Court will continue to approve these payments.

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

        Postretirement Benefits Other Than Pensions    Grace provides postretirement health care and life insurance benefits for retired employees of certain U.S. business units and certain divested units. The postretirement medical plan provides various levels of benefits to employees hired before 1991 who retire from Grace after age 55 with at least 10 years of service. These plans are unfunded and Grace pays a portion of the costs of benefits under these plans as they are incurred. Grace applies ASC 715 which requires that the future costs of postretirement health care and life insurance benefits be accrued over the employees' years of service.

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

10. Other Balance Sheet Accounts

(In millions)	September 30, 2009	December 31, 2008
Other Assets
Deferred charges	$30.4	$33.5
Cash value of life insurance policies, net of policy loans	4.4	4.2
Long-term receivables, less allowances of $0.0 (2008—$0.0)	0.6	0.9
Patents, licenses and other intangible assets, net	65.7	72.5
Fair value of foreign currency forward contracts	—	21.0
Investments in unconsolidated affiliates and other	23.3	17.2

	$124.4	$149.3

Other Current Liabilities
Accrued compensation	$95.0	$88.1
Customer volume rebates	27.9	37.7
Accrued commissions	10.5	13.0
Accrued Chapter 11 reorganization expenses	25.4	23.9
Income tax payable	27.5	15.9
Deferred tax liability	8.1	7.9
Fair value of foreign currency forward and commodity contracts	6.3	14.5
Other accrued liabilities	111.3	113.3

	$312.0	$314.3

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

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingent Liabilities (Continued)

        At September 30, 2009, Grace's estimated liability for environmental investigative and remediation costs totaled $147.5 million, as compared with $152.2 million at December 31, 2008. The amount is based on funding and/or remediation agreements in place, including the Multi-Site Agreement described below, and Grace's best estimate of its cost for sites not subject to a formal remediation plan. Grace's estimated environmental liabilities are included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets.

        Net cash expenditures charged against previously established reserves for the nine months ended September 30, 2009 and 2008 were $5.8 million and $255.3 million, respectively.

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

        Grace's total estimated liability for asbestos remediation related to its former vermiculite operations in Libby, including the cost of remediation at vermiculite processing sites outside of Libby, at September 30, 2009 and December 31, 2008 was $52.2 million and $48.4 million, respectively, excluding interest. The estimated obligation as of each date does not include the cost to remediate the Grace-owned Libby vermiculite mine, which is not currently estimable.

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

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingent Liabilities (Continued)

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

        On October 19, 2009, the Debtors, the two former employees and the NJDEP entered into a stipulation in the amount of $1 million that, subject to approval by the Bankruptcy Court, will resolve the NJDEP's claims and terminate all of the litigation described above, including the appeals pending in the Third Circuit. A motion to approve the stipulation is pending before the Bankruptcy Court.

Non-Vermiculite Related Matters

        At September 30, 2009 and December 31, 2008, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $95.3 million and $103.8 million, respectively. This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon an evaluation of claims for which sufficient information was available and the liabilities settled pursuant to the Multi-Site Agreement. As Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.

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

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingent Liabilities (Continued)

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

        Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At September 30, 2009, Grace had gross financial assurances issued and outstanding of $253.7 million, comprised of $102.2 million of surety bonds issued by various insurance companies, and $151.5 million of standby letters of credit and other financial assurances issued by various banks. As discussed in Note 6, $67.7 million of these financial assurances have been issued under the DIP facility.

        Accounting for Contingencies    Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. GAAP. As a result of the Filing, claims related to certain of the items discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at September 30, 2009.

12. Restructuring Expenses

        In 2009, Grace implemented cost reduction and restructuring programs to further improve productivity. Grace accrued $19.1 million, $5.9 million, and $1.9 million of restructuring expense in the first three quarters of 2009, respectively. The restructuring programs include worldwide involuntary restructuring programs and a U.S. voluntary early retirement restructuring program. Grace expects to accrue additional restructuring expense of approximately $0.4 million in 2009 related to the previously announced involuntary programs as the final elements of these programs are completed. Grace expects substantially all costs of these programs to be paid by December 31, 2010.

Notes to Consolidated Financial Statements (Continued)

12. Restructuring Expenses (Continued)

        The restructuring programs initiated in 2009 are expected to reduce total employment by over 450 employees by year-end 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Restructuring Expenses:
Severance and other employee related costs	$1.9	$—	$26.7	$5.2
Asset Write-offs	—	—	0.2	—

Total Restructuring Expenses	$1.9	$—	$26.9	$5.2

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Restructuring Liability:
Beginning Balance	$18.3	$3.8	$0.7	$—
Accruals	1.9	—	26.9	5.2
Payments	(5.9)	(2.1)	(13.3)	(3.5)
Foreign currency translation adjustments and other	0.6	—	0.6	—

Total Restructuring Liability	$14.9	$1.7	$14.9	$1.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Employee Reduction by Operating Segment:
Grace Davison	—	—	183	—
Grace Construction Products	4	—	218	121
Corporate	21	—	61	8

Total	25	—	462	129

13. Product Line Sales

        Grace sold two of its product lines in the third quarter of 2009 resulting in a net gain of $22.2 million. The Grace Davison operating segment sold its membranes product line and the Grace Construction Products operating segment sold its firestopping and abatement product line. The membranes product line and the firestopping and abatement product line accounted for substantially less than 1% of Grace Davison's and Grace Construction Products' year to date sales, respectively.

Notes to Consolidated Financial Statements (Continued)

14. Other (Income) Expense, net

        Components of other (income) expense, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Net income from life insurance policies	$—	$(0.2)	$(1.2)	$(2.0)
Interest income of non-Debtor subsidiaries	(0.3)	(0.7)	(1.1)	(3.0)
Net (gain) loss on sales of investments and disposals of assets	—	0.9	(3.0)	0.3
Translation effects—intercompany loans	(16.8)	42.3	(18.6)	4.5
Value of foreign currency forward contracts—intercompany loans	14.6	(29.4)	23.9	(5.7)
Other currency transaction effects	1.0	3.4	5.4	4.3
Interest income on joint venture cash balances	—	(0.2)	—	(0.4)
Other miscellaneous (income) expense	6.6	1.0	5.8	(4.5)

Total other (income) expense, net	$5.1	$17.1	$11.2	$(6.5)

15. Comprehensive Income (Loss)

        The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008:

Three Months Ended September 30, 2009 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(0.6)	$0.3	$(0.3)
Amortization of net deferred actuarial loss included in net periodic benefit cost	9.2	(3.2)	6.0
Other changes in funded status	(48.6)	16.2	(32.4)

Benefit plans, net	(40.0)	13.3	(26.7)
Foreign currency translation adjustments	10.9	—	10.9
Gain (loss) from hedging activities	4.6	(1.8)	2.8
Unrealized holding gain on available-for-sale securities	0.2	—	0.2

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(24.3)	$11.5	$(12.8)

Notes to Consolidated Financial Statements (Continued)

15. Comprehensive Income (Loss) (Continued)

Nine Months Ended September 30, 2009 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(2.0)	$0.8	$(1.2)
Amortization of net deferred actuarial loss included in net periodic benefit cost	27.6	(9.6)	18.0
Other changes in funded status	(54.7)	17.3	(37.4)

Benefit plans, net	(29.1)	8.5	(20.6)
Foreign currency translation adjustments	30.1	—	30.1
Gain (loss) from hedging activities	8.2	(2.9)	5.3
Unrealized holding gain on available-for-sale securities	1.0	—	1.0

Other comprehensive income attributable to W. R. Grace & Co. shareholders	$10.2	$5.6	$15.8

Three Months Ended September 30, 2008 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(1.6)	$0.6	$(1.0)
Amortization of net deferred actuarial loss included in net periodic benefit cost	6.7	(2.3)	4.4
Other changes in funded status	24.4	(7.6)	16.8

Benefit plans, net	29.5	(9.3)	20.2
Foreign currency translation adjustments	(1.8)	—	(1.8)
Gain (loss) from hedging activities	(11.5)	4.0	(7.5)

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$16.2	$(5.3)	$10.9

Notes to Consolidated Financial Statements (Continued)

15. Comprehensive Income (Loss) (Continued)

Nine Months Ended September 30, 2008 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(4.7)	$1.7	$(3.0)
Amortization of net deferred actuarial loss included in net periodic benefit cost	20.1	(6.9)	13.2
Other changes in funded status	14.1	(3.2)	10.9

Benefit plans, net	29.5	(8.4)	21.1
Foreign currency translation adjustments	(4.4)	—	(4.4)
Gain (loss) from hedging activities	(5.3)	1.8	(3.5)

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$19.8	$(6.6)	$13.2

        The following table presents the components of Grace's accumulated other comprehensive income (loss) at September 30, 2009 and December 31, 2008:

Components of Accumulated Other Comprehensive Income (Loss) (In millions)	September 30, 2009	December 31, 2008
Defined benefit pension and other postretirement plans:
Net prior service credit (net of tax)	$(0.4)	$0.8
Net deferred actuarial loss (net of tax)	(564.9)	(545.5)

Benefit plans, net	(565.3)	(544.7)
Foreign currency translation	21.6	(8.5)
Hedging activities, net of tax	(1.8)	(7.1)
Unrealized holding gain on available-for-sale securities	1.0	—

Accumulated other comprehensive income (loss)	$(544.5)	$(560.3)

        Accumulated other comprehensive income (loss) related to the defined benefit pension and other postretirement plans at September 30, 2009 and December 31, 2008, respectively, represents the accumulation of net actuarial losses of $564.9 million and $545.5 million as well as net prior service credits of $(0.4) million and $0.8 million. These amounts are net of tax and are amortized as a component of net periodic benefit cost. For the nine months ended September 30, 2009 and 2008, the pre-tax benefit recognized related to prior service credits was $2.0 million and $4.7 million, respectively, and the pre-tax expense recognized for amortization of accumulated actuarial losses was $27.6 million and $20.1 million, respectively. In addition, $54.7 million of pre-tax loss and $14.1 million of pre-tax income was recognized for changes in funded status during the nine months ended September 30, 2009 and 2008, respectively.

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

Notes to Consolidated Financial Statements (Continued)

16. Earnings Per Share

        The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
Earnings Per Share (In millions, except per share amounts)	2009	2008	2009	2008
Numerators
Net income attributable to W. R Grace & Co. shareholders	$44.4	$28.3	$24.8	$78.1

Denominators
Weighted average common shares—basic calculation	72.2	72.2	72.2	72.0
Dilutive effect of employee stock options	0.7	0.6	0.1	0.7

Weighted average common shares—diluted calculation	72.9	72.8	72.3	72.7

Basic earnings per share	$0.61	$0.39	$0.34	$1.08

Diluted earnings per share	$0.61	$0.39	$0.34	$1.07

        Stock options that could potentially dilute earnings per share (that were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares) were approximately 1.9 and 2.4 million for the three months and nine months ended September 30, 2009. There were no anti-dilutive options outstanding for the three months and nine months ended September 30, 2008.

17. Operating Segment Information

        Grace is a global producer of specialty chemicals and materials. It generates revenues from two operating segments: Grace Davison, which includes specialty catalysts and specialty materials used in a wide range of refining, consumer industrial, packaging and life sciences applications; and Grace Construction Products, which includes specialty construction chemicals and building materials used in commercial, infrastructure, and residential construction. Intersegment sales, eliminated in consolidation, are not material. The table below presents information related to Grace's operating segments for the three months and nine months ended September 30, 2009 and 2008, respectively. Only those corporate expenses directly related to the operating segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

Notes to Consolidated Financial Statements (Continued)

17. Operating Segment Information (Continued)

Operating Segment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Net Sales
Grace Davison	$518.9	$579.7	$1,474.6	$1,661.6
Grace Construction Products	234.7	309.7	672.1	887.0

Total	$753.6	$889.4	$2,146.7	$2,548.6

Core EBIT
Grace Davison segment operating income	$113.0	$68.3	$222.1	$227.3
Grace Construction Products segment operating income	36.8	46.8	75.1	120.6
Corporate costs	(24.6)	(21.3)	(66.9)	(61.4)
Defined benefit pension expense	(17.3)	(11.4)	(51.4)	(34.1)

Total	$107.9	$82.4	$178.9	$252.4

        For the three months ended September 30, 2009 restructuring expenses are included in the above operating segment results as follows: Grace Davison $(0.5) million, Grace Construction Products $0.6 million and Corporate $1.8 million. For the nine months ended September 30, 2009, restructuring expenses are included in the above operating segment results as follows: Grace Davison $12.2 million, Grace Construction Products $8.6 million, and Corporate $5.1 million. An additional $1.0 million is reflected in pre-tax income (loss) from noncore activities. For the nine months ended September 30, 2008, restructuring expenses are included in the above operating segment results as follows: Grace Construction Product $4.7 million, and Corporate $0.5 million.

        Corporate costs include expenses of corporate headquarters functions incurred in support of core operations, such as corporate finance, legal services, human resources management, communications and regulatory affairs and information technology as well as professional fees, insurance, and incentive compensation related to the corporate functions.

        In the first quarter of 2009, Grace changed the manner in which it reviews the performance of its operating segments by excluding defined benefit pension expense from the calculation of segment operating income. Grace believes that the revised segment operating income measures provide a better indicator of our operating segment performance as defined benefit pension expense is not managed at a business segment level. Grace has retrospectively restated all prior period segment financial information to be consistent with the 2009 presentation.

        The following table presents information related to the geographic areas in which Grace operated for the three months and nine months ended September 30, 2009 and 2008. Sales are attributed to geographic areas based on customer location.

Notes to Consolidated Financial Statements (Continued)

17. Operating Segment Information (Continued)

Geographic Area Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Net Sales
United States	$231.1	$292.7	$692.6	$816.1
Canada and Puerto Rico	19.0	28.8	58.1	79.7

Total North America	$250.1	$321.5	$750.7	$895.8
Europe	294.7	338.1	815.7	1,029.2
Asia Pacific	146.2	167.8	399.5	455.1
Latin America	62.6	62.0	180.8	168.5

Total	$753.6	$889.4	$2,146.7	$2,548.6

        Core EBIT for the three months and nine months ended September 30, 2009 and 2008 is reconciled below to income before income taxes and noncontrolling interest presented in the accompanying Consolidated Statements of Operations.

Reconciliation of Operating Segment Data to Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Core EBIT	$107.9	$82.4	$178.9	$252.4
Pre-tax loss from noncore activities:
Provision for environmental remediation	(0.4)	(2.9)	(1.1)	(8.8)
Translation effects—intercompany loans	16.8	(42.3)	18.6	(4.5)
Value of foreign currency forward contracts—intercompany loans.	(14.6)	29.4	(23.9)	5.7
Legal defense costs	(0.8)	(8.2)	(35.5)	(16.5)
Asbestos administration	(1.6)	(2.5)	(6.0)	(6.1)
Net pension costs—divested businesses	(4.2)	(2.7)	(12.5)	(8.3)
Other noncore, net	(7.3)	(4.7)	(12.9)	(8.7)

Total pre-tax loss from noncore activities	(12.1)	(33.9)	(73.3)	(47.2)
Interest expense and related financing costs	(9.7)	(13.2)	(28.5)	(42.8)
Chapter 11 expenses, net of interest income	(18.4)	(12.0)	(36.4)	(48.4)
Net income attributable to noncontrolling interests	6.4	4.1	9.9	11.4
Other core, net	0.3	0.7	1.1	3.0

Income before income taxes	$74.4	$28.1	$51.7	$128.4

Notes to Consolidated Financial Statements (Continued)

18. Noncontrolling Interests in Consolidated Entities

        Grace conducts certain business activities in various countries through joint ventures with unaffiliated third parties, the financial results of which are included in Grace's consolidated financial statements. The following tables present summary financial statistics for Grace's combined businesses subject to profit sharing:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Sales	$103.2	$144.8	$306.7	$352.4
Income before taxes	14.8	9.3	23.3	26.6
Net income	14.0	8.0	22.4	24.7
Noncontrolling interests in net income	6.4	4.1	9.9	11.4
Dividends paid to noncontrolling interests	$(0.6)	$—	$(14.3)	$(13.3)

(In millions)	September 30, 2009	December 31, 2008
Cash	$78.6	$78.1
Other current assets	105.4	153.3
Total assets	206.2	252.8
Total liabilities	46.8	84.1
Shareholders' equity	159.3	168.7
Noncontrolling interests in shareholders' equity	$68.2	$73.1

        Noncontrolling interests primarily pertains to Advanced Refining Technologies LLC ("ART"), a joint venture between Grace and Chevron Products Company in which Grace holds a 55% economic interest.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Financial Summary

        Following is a summary of our financial performance for the three and nine month periods ended September 30, 2009 compared with the corresponding prior year periods.

  •
  Sales for the three month period ended September 30, 2009 were $753.6 million compared with $889.4 million in the prior year period, a 15.3% decrease. The sales decrease was primarily due to lower sales volumes (9.8%), lower cost of metals passed through to customers (4.8%), and unfavorable currency translation (4.1%), partly offset by price increases (3.4%). Sales were down 22.2% in North America, 12.8% in Europe, and 12.9% in Asia and up 1.0% in Latin America. Sales in the third quarter of 2009 were up 6.0% compared with sales in the second quarter of 2009 due primarily to increased customer demand.

  •
  Gross profit percentage for the three month period ended September 30, 2009 was 34.8% compared with 29.1% for the prior year period and 33.8% in the second quarter of 2009. The improvement in gross profit percentage is due to price increases implemented primarily in the second half of 2008, the decreases in raw materials and energy costs since their peak in the fourth quarter of 2008, and lower factory overhead expenses resulting primarily from our restructuring activities. The decline in raw materials and energy costs that Grace has experienced since late 2008 abated during the third quarter. Grace experienced increasing costs for certain raw materials during the quarter though raw materials and energy costs remained below prior year levels.

  •
  Pre-tax income from core operations (Core EBIT) was $107.9 million for the three month period ended September 30, 2009 compared with $82.4 million for the prior year period, a 30.9% increase. Core EBIT for the three month period ended September 30, 2009 included $22.2 million of gains on product line divestitures and $1.9 million of restructuring expenses. Excluding these two items, Core EBIT for the three month period ended September 30, 2009 increased 6.3% over the prior year period. Core EBIT margin was 14.3% compared with 9.3% in the prior year quarter and 10.5% in the second quarter of 2009. Core EBIT margin in the third quarter was positively affected by 2.9 percentage points due to the gains on the previously announced product line divestitures.

  •
  Net income attributable to Grace (Grace net income) for the three month period ended September 30, 2009 was $44.4 million, or $0.61 per diluted share, compared with $28.3 million, or $0.39 per diluted share, for the prior year period, a 56.9% increase. The results for each period were negatively affected by Chapter 11 expenses, litigation and other matters not related to core operations. Excluding Chapter 11 expenses, the loss on noncore activities, and their tax effects, Grace net income would have been $65.9 million for the three month period ended September 30, 2009 compared with $45.4 million calculated on the same basis for the prior year period, a 45.2% increase. Grace net income for the three month period ending September 30, 2009 included $22.2 million ($14.4 million after taxes) of gains on product line divestitures.

  •
  Sales for the nine month period ended September 30, 2009 were $2,146.7 million compared with $2,548.6 million for the prior year period, a 15.8% decrease. Grace net income for the nine month period ended September 30, 2009 was $24.8 million, or $0.34 per diluted share, compared with Grace net income of $78.1 million, or $1.07 per diluted share, for the prior year period.

  •
  Core EBIT for the nine month period ended September 30, 2009 was $178.9 million, down 29.1% from the prior year period. Adjusted operating cash flow was $338.3 million for the nine month period ended September 30, 2009 compared with $172.0 million in the prior year period, a 96.7% increase. The increase in adjusted operating cash flow was primarily due to improvements in working capital and lower capital expenditures, partially offset by the impact of lower Core EBIT.

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

Summary of Financial Information and Metrics

        Set forth below are our key operating statistics with dollar and percentage changes for the three months and nine months ended September 30, 2009 and 2008. Please refer to this Analysis of Continuing Operations when reading Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        We define Core EBIT (a non-U.S. GAAP measure) to be net income adjusted for income taxes, Chapter 11 expenses, interest income and expense, and pre-tax loss from noncore activities.

        We define adjusted operating cash flow (a non-U.S. GAAP measure) to be Core EBIT before depreciation and amortization ("Core EBITDA") plus pension expense of core operations plus or minus the change in net working capital and specified other assets and liabilities of our core operations minus capital expenditures as set forth in the table below. Adjusted operating cash flow excludes income taxes paid (net of refunds), payments under defined benefit pension arrangements and post retirement benefit plans, cash paid for Chapter 11 expenses and contingencies, and cash paid for other noncore activities.

        We use Core EBIT and adjusted operating cash flow as the performance measures in significant business decisions and in determining certain incentive compensation. Core EBIT, Core EBIT as a percentage of sales, Core EBITDA, pre-tax loss from noncore activities, net income excluding noncore activities and Chapter 11 expenses, and adjusted operating cash flow do not purport to represent income or cash flow measures as defined under U.S. GAAP, and you should not consider them an alternative to such measures as an indicator of our performance. We provide these measures so you can distinguish the operating results of our current business base from the income and expenses and cash flows of our past businesses, discontinued products, and corporate legacies, and the effect of our Chapter 11 proceedings, and to ensure that you understand the key data that management uses to evaluate our results of operations. We have also provided in the following tables reconciliations of these non U.S. GAAP measures to their closest U.S. GAAP measure.

        Core EBIT has material limitations as an operating performance measure because it excludes income and expenses that comprise our noncore activities, which include, among other things, provisions for asbestos-related litigation and environmental remediation, income from insurance settlements, and legal costs, which have been material components of our net income. Additionally, Core EBITDA also has material limitations as an operating performance measure since it excludes the impact of depreciation and amortization expense. Our business is substantially dependent on the successful deployment of our capital assets; therefore, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. We compensate for the limitations of these measurements by using these indicators together with net income as measured under U.S. GAAP to present a complete analysis of our results of operations. You should evaluate Core EBIT and Core EBITDA in conjunction with net income for a more complete analysis of our financial results.

        Adjusted operating cash flow also has material limitations as an operating performance measure because it excludes cash paid for income taxes, cash payments under defined benefit pension arrangements and post retirement benefit plans, and cash flows from our noncore activities, including, among other things, costs for asbestos-related litigation and environmental remediation and legal defense costs, and costs related to our Chapter 11 proceedings, which have been material. We compensate for the limitations of this measure by using it together with net income as defined under U.S. GAAP to present a complete analysis of our results of operations. You should evaluate adjusted operating cash flow in conjunction with net income for a more complete analysis of our results of operations.

	Three Months Ended September 30,				Nine Months Ended September 30,
Analysis of Continuing Operations (In millions)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)
Net sales:
Grace Davison	$518.9	$579.7	$(60.8)	(10.5)%	$1,474.6	$1,661.6	$(187.0)	(11.3)%

Refining Technologies	267.9	305.3	(37.4)	(12.3)%	791.5	828.0	(36.5)	(4.4)%
Materials Technologies	164.3	183.4	(19.1)	(10.4)%	445.2	548.3	(103.1)	(18.8)%
Specialty Technologies	86.7	91.0	(4.3)	(4.7)%	237.9	285.3	(47.4)	(16.6)%

Grace Construction Products	234.7	309.7	(75.0)	(24.2)%	672.1	887.0	(214.9)	(24.2)%

Americas	119.5	164.4	(44.9)	(27.3)%	351.2	460.3	(109.1)	(23.7)%
Europe	79.1	106.1	(27.0)	(25.4)%	222.1	317.1	(95.0)	(30.0)%
Asia	36.1	39.2	(3.1)	(7.9)%	98.8	109.6	(10.8)	(9.9)%

Total Grace net sales	$753.6	$889.4	$(135.8)	(15.3)%	$2,146.7	$2,548.6	$(401.9)	(15.8)%

Net sales by region:
North America	$250.1	$321.5	$(71.4)	(22.2)%	$750.7	$895.8	$(145.1)	(16.2)%
Europe Africa	294.7	338.1	(43.4)	(12.8)%	815.7	1,029.2	(213.5)	(20.7)%
Asia Pacific	146.2	167.8	(21.6)	(12.9)%	399.5	455.1	(55.6)	(12.2)%
Latin America	62.6	62.0	0.6	1.0%	180.8	168.5	12.3	7.3%

Total net sales by region	$753.6	$889.4	$(135.8)	(15.3)%	$2.146.7	$2,548.6	$(401.9)	(15.8)%

Core EBIT(A)(B):
Grace Davison segment operating income	$112.5	$68.3	$44.2	64.7%	$234.3	$227.3	$7.0	3.1%
Grace Construction Products segment operating income	37.4	46.8	(9.4)	(20.1)%	83.7	125.3	(41.6)	(33.2)%
Corporate costs:
Support functions	(10.9)	(11.2)	0.3	2.7%	(32.5)	(34.9)	2.4	6.9%
Performance-related compensation and other	(11.9)	(10.1)	(1.8)	(17.8)%	(29.3)	(26.0)	(3.3)	(12.7)%

Corporate costs	(22.8)	(21.3)	(1.5)	(7.0)%	(61.8)	(60.9)	(0.9)	(1.5)%
Restructuring expenses(C)	(1.9)	—	(1.9)	NM	(25.9)	(5.2)	(20.7)	NM
Defined benefit pension expense(B)	(17.3)	(11.4)	(5.9)	(51.8)%	(51.4)	(34.1)	(17.3)	(50.7)%

Core EBIT	107.9	82.4	25.5	30.9%	178.9	252.4	(73.5)	(29.1)%
Pre-tax income (loss) from noncore activities(C)(D)	(12.1)	(33.9)	21.8	64.3%	(73.3)	(47.2)	(26.1)	(55.3)%
Interest expense	(9.7)	(13.2)	3.5	26.5%	(28.5)	(42.8)	14.3	33.4%
Interest income of non-Debtor subsidiaries	0.3	0.7	(0.4)	(57.1)%	1.1	3.0	(1.9)	(63.3)%
Chapter 11 expenses, net of interest income	(18.4)	(12.0)	(6.4)	(53.3)%	(36.4)	(48.4)	12.0	24.8%
Benefit from (provision for) income taxes	(23.6)	4.3	(27.9)	NM	(17.0)	(38.9)	21.9	56.3%

Net income (loss) attributable to W. R. Grace & Co. shareholders	$44.4	$28.3	$16.1	56.9%	$24.8	$78.1	$(53.3)	(68.2)%

	Three Months Ended September 30,				Nine Months Ended September 30,
Analysis of Continuing Operations (In millions)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)
Reconciliation of net income (loss) attributable to W. R. Grace & Co. shareholders to net income excluding noncore activities and Chapter 11 Expenses, net:
Net income (loss) attributable to W. R. Grace & Co. shareholders	$44.4	$28.3	$16.1	56.9%	$24.8	$78.1	$(53.3)	(68.2)%
Pre-tax loss from noncore activities	12.1	33.9	(21.8)	(64.3)%	73.3	47.2	26.1	55.3%
Chapter 11 expenses, net	18.4	12.0	6.4	53.3%	36.4	48.4	(12.0)	(24.8)%
Tax effects of noncore and Chapter 11 items	(9.0)	(28.8)	19.8	68.8%	(33.1)	(35.5)	2.4	6.8%

Net income excluding noncore activities and Chapter 11 expenses, net	$65.9	$45.4	$20.5	45.2%	$101.4	$138.2	$(36.8)	(26.6)%

	Three Months Ended September 30,				Nine Months Ended September 30,
Analysis of Continuing Operations (In millions)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)
Reconciliation of net income (loss) attributable to W. R. Grace & Co. shareholders to adjusted operating cash flow:
Net income (loss) attributable to W. R. Grace & Co. shareholders	$44.4	$28.3	$16.1	56.9%	$24.8	$78.1	$(53.3)	(68.2)%
(Benefit from) provision for income taxes	23.6	(4.3)	27.9	NM	17.0	38.9	(21.9)	(56.3)%
Chapter 11 expenses, net of interest income	18.4	12.0	6.4	53.3%	36.4	48.4	(12.0)	(24.8)%
Interest income of non-Debtor subsidiaries	(0.3)	(0.7)	0.4	(57.1)%	(1.1)	(3.0)	1.9	(63.3)%
Interest expense	9.7	13.2	(3.5)	(26.5)%	28.5	42.8	(14.3)	(33.4)%
Pre-tax income (loss) from noncore activities	12.1	33.9	(21.8)	(64.3)%	73.3	47.2	26.1	55.3%

Core EBIT	107.9	82.4	25.5	30.9%	178.9	252.4	(73.5)	(29.1)%
Depreciation and amortization	28.2	29.9	(1.7)	(5.7)%	84.5	90.8	(6.3)	(6.9)%

Core EBITDA	136.1	112.3	23.8	21.2%	263.4	343.2	(79.8)	(23.3)%
Defined benefit pension expense(B)	17.3	11.4	5.9	51.8%	51.4	34.1	17.3	50.7%
Change in net working capital of core operations	20.7	9.1	11.6	127.5%	87.6	(83.0)	170.6	NM
Change in other assets and liabilities of core operations	33.4	7.1	26.3	NM	(10.5)	(29.2)	18.7	64.0%
Capital expenditures	(17.1)	(34.4)	17.3	50.3%	(53.6)	(93.1)	39.5	42.4%

Adjusted operating cash flow	$190.4	$105.5	$84.9	80.5%	$338.3	$172.0	$166.3	96.7%

	Three Months Ended September 30,				Nine Months Ended September 30,
Analysis of Continuing Operations (In millions)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)
Key financial measures:
Gross profit percentage:
Grace Davison	33.6%	26.1%	NM	7.5 pts	29.6%	28.1%	NM	1.5 pts
Grace Construction Products	37.9%	34.9%	NM	3.0 pts	36.0%	34.9%	NM	1.1 pts
Total Grace	34.8%	29.1%	NM	5.7 pts	31.5%	30.4%	NM	1.1 pts
Operating margin as a percentage of sales(A)(B):
Grace Davison	21.7%	11.8%	NM	9.9 pts	15.9%	13.7%	NM	2.2 pts
Grace Construction Products	15.9%	15.1%	NM	0.8 pts	12.5%	14.1%	NM	(1.6) pts
Core EBIT	14.3%	9.3%	NM	5.0 pts	8.3%	9.9%	NM	(1.6) pts
Core EBITDA	18.1%	12.6%	NM	5.5 pts	12.3%	13.5%	NM	(1.2) pts

Note
(A):         Grace's segment operating income includes only Grace's share of income of consolidated and unconsolidated joint ventures.

Note
(B):         Defined benefit pension expense includes all defined benefit pension expense of core operations. Grace Davison and Grace Construction Products segment operating income and corporate costs do not include amounts for defined benefit pension expense.

Note
(C):         Restructuring expenses included in Core EBIT above have been reflected by operating segment in Note 17 as follows: For the three months ended September 30, 2009, Grace Davison $(0.5) million, Grace Construction Products $0.6 million, and Corporate $1.8 million. For the nine months ended September 30, 2009, Grace Davison $12.2 million, Grace Construction Products $8.6 million, and Corporate $5.1 million. An additional $1.0 million, reflected in pre-tax income (loss) from noncore activities above, is also reflected in Corporate in Note 16. For the nine months ended September 30, 2008, Grace Construction Products $4.7 million, and Corporate $0.5 million.

Note
(D):         See "Pre-tax loss from Noncore Activities" below for a definition and analysis of our noncore activities.

NM—Not Meaningful

Grace Overview

        Following is an overview of our financial performance for the three and nine month periods ended September 30, 2009 as compared to the corresponding prior year periods.

Net Sales

Grace Net Sales—Quarter ($ in millions)	Grace Net Sales—YTD ($ in millions)

        The following table identifies the increase or decrease in sales attributable to changes in sales volume, product price and/or mix, the impact of currency translation, and metals volumes and prices for the three month period ended September 30, 2009 from the prior year period.

	Three Months Ended September 30, 2009 as a Percentage Increase (Decrease) from Three Months Ended September 30, 2008
Net Sales Variance Analysis	Volume	Price/Mix	Currency Translation	Metals	Total
Grace Davison	(4.0)%	4.7%	(3.8)%	(7.4)%	(10.5)%
Grace Construction Products	(20.7)%	1.1%	(4.6)%	N/A	(24.2)%
Net sales	(9.8)%	3.4%	(4.1)%	(4.8)%	(15.3)%
By Region:
North America	(19.8)%	3.4%	(0.3)%	(5.5)%	(22.2)%
Europe Africa	(6.4)%	1.4%	(7.8)%	0.0%	(12.8)%
Asia Pacific	(0.7)%	4.0%	(1.3)%	(14.9)%	(12.9)%
Latin America	(1.0)%	12.9%	(10.6)%	(0.3)%	1.0%

        Sales for the three month period ended September 30, 2009 were unfavorably affected by the global economic slowdown, which resulted in reduced sales volumes, by lower cost of metals passed through to customers, and by currency translation, partly offset by higher selling prices. Pricing actions were implemented primarily in the second half of 2008 to offset increased raw materials and energy costs and to reflect our upgrade of product technologies.

        Sales volumes for the 2009 third quarter were up in the three Grace Davison product groups and in Grace Construction Products from the 2009 second quarter.

	Nine Months Ended September 30, 2009 as a Percentage Increase (Decrease) from Nine Months Ended September 30, 2008
Net Sales Variance Analysis	Volume	Price/Mix	Currency Translation	Metals	Total
Grace Davison	(6.4)%	6.0%	(5.7)%	(5.2)%	(11.3)%
Grace Construction Products	(20.6)%	2.7%	(6.3)%	N/A	(24.2)%
Net sales	(11.3)%	4.8%	(5.9)%	(3.4)%	(15.8)%
By Region:
North America	(18.6)%	5.7%	(0.6)%	(2.7)%	(16.2)%
Europe Africa	(11.9)%	2.6%	(10.4)%	(1.0)%	(20.7)%
Asia Pacific	(3.6)%	5.8%	(3.3)%	(11.1)%	(12.2)%
Latin America	9.9%	11.7%	(13.8)%	(0.5)%	7.3%

        Sales for the nine month period ended September 30, 2009 were unfavorably affected by the global economic slowdown, which resulted in reduced sales volumes, by currency translation, and by lower cost of metals passed through to customers, partly offset by higher selling prices. Pricing actions were implemented primarily in the second half of 2008 to offset increased raw materials and energy costs and to reflect our upgrade of product technologies.

Core EBIT

Grace Core EBIT—Quarter ($ in millions)	Grace Core EBIT—YTD ($ in millions)

        Core EBIT increased $25.5 million or 30.9% for the three month period ended September 30, 2009 compared to the prior year period primarily due to a 5.7 percentage point increase in gross profit percentage and $22.2 million of gains on product line divestitures, partially offset by lower sales volumes, higher pension expenses and $1.9 million of restructuring expenses. Excluding the gains on product line divestitures and the restructuring expenses, Core EBIT increased 6.3% over the prior year period. The improvement in gross profit percentage is attributable to price increases implemented primarily in the second half of 2008, a decrease in raw materials and energy costs since their peak in the fourth quarter of 2008, and lower factory overhead expenses resulting primarily from restructuring activities. The decline in raw materials and energy costs that we have experienced since late 2008 abated during the third quarter. We experienced increasing costs for certain raw materials during the quarter though raw materials and energy costs remained below prior year levels.

        Core EBIT margin was 14.3% for the three month period ended September 30, 2009 compared to 9.3% for the prior year period, and 10.5% in the second quarter of 2009. Core EBIT margin in the third quarter was positively affected by 2.9 percentage points due to the gains on the previously announced product line divestitures.

        Core EBIT for the nine month period ended September 30, 2009 decreased from the prior year period due to lower sales volumes, unfavorable currency translation, higher restructuring expenses, and increased pension expenses, partly offset by a 1.1 percentage point increase in gross profit percentage, reduced operating expenses, and gains on product line divestitures. In addition, much of the inventory sold in the 2009 first quarter was manufactured in the 2008 fourth quarter, when raw material costs peaked and operating rates in our factories were lower, resulting in an unfavorable effect on cost of goods sold of approximately $40 million in the first quarter. Core EBIT margin was 8.3% for the nine month period ended September 30, 2009 compared to 9.9% for the prior year period.

        As previously reported, we have contracted with IBM to manage a portion of our information technology activities with the goals of improving the scalability of our IT resources and accelerating the implementation of innovations that improve business productivity. Planned transition costs of $1.9 million related to this contract were recorded in selling, general and administrative expenses in the three month period ended September 30, 2009.

Adjusted Operating Cash Flow

Adjusted Operating Cash Flow-Quarter ($ in millions)	Adjusted Operating Cash Flow-YTD ($ in millions)

        Adjusted operating cash flow increased $166.3 million for the nine month period ended September 30, 2009 as compared to the prior year period primarily due to an improvement in net working capital of core operations offset by a decrease in Core EBITDA. We are focused on increasing adjusted operating cash flow to reduce our exit financing requirements.

Operating Segment Overview—Grace Davison

        Following is an overview of the financial performance of Grace Davison for the three and nine month periods ended September 30, 2009 compared with the corresponding prior year periods.

Net Sales

Grace Davison Net Sales—Quarter ($ in millions)	Grace Davison Net Sales—YTD ($ in millions)

        Grace Davison operating segment sales are reported in the following product groups:

	Three Months Ended September 30				Nine Months Ended September 30,
(In millions)	2009	2008	$ Change Fav (Unfav)	% Change Fav Unfav)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)
Refining Technologies	$267.9	$305.3	$(37.4)	(12.3)%	$791.5	$828.0	$(36.5)	(4.4)%
Materials Technologies	164.3	183.4	(19.1)	(10.4)%	445.2	548.3	(103.1)	(18.8)%
Specialty Technologies	86.7	91.0	(4.3)	(4.7)%	237.9	285.3	(47.4)	(16.6)%

Total Grace Davison Sales	$518.9	$579.7	$(60.8)	(10.5)%	$1,474.6	$1,661.6	$(187.0)	(11.3)%

        Sales of Grace Davison for the three and nine month periods ended September 30, 2009 were unfavorably affected by the global economic slowdown which resulted in reduced sales volumes, by lower cost of metals passed through to customers, and by unfavorable currency translation partly offset by higher selling prices. As the global economy grew in 2007 and through most of 2008, costs for raw materials and energy used to produce our products increased significantly, especially in the second half of 2008. We raised prices, primarily in 2008, to offset these increased costs and to reflect our upgrade of product technologies.

        Sales for the 2009 third quarter were up in all product groups compared to the 2009 second quarter. The increase is due to the higher volume of hydroprocessing catalysts, which are subject to uneven order patterns, some volume improvement in the Materials Technologies and Specialty Technologies product groups and favorable currency translation

        Sales of Grace Davison are reported by product group as follows:

  •
  Refining Technologies—The decrease in sales for the three month period ended September 30, 2009 from the prior year period was primarily due to a decrease in the cost of molybdenum passed through to our hydroprocessing customers, decreased sales volume of hydroprocessing catalysts and unfavorable currency translation. Sales for the nine month period ended September 30, 2009, decreased from the prior year period reflecting a decrease in the cost of molybdenum passed through to hydroprocessing customers, decreased sales volume of FCC catalysts and additives and unfavorable currency translation, partly offset by increased volumes of hydroprocessing catalysts during the first half of 2009. Sales in the three and nine month periods ended September 30, 2009 were favorably affected by price increases implemented primarily in 2008 and primarily in FCC catalysts.

    Molybdenum is a key raw material in our hydroprocessing catalysts and we generally pass the cost of molybdenum through to our customers. Molybdenum costs for the three and nine month periods ended September 30, 2009 were approximately one-third and one-half of molybdenum costs in the respective prior year periods, resulting in a decrease in pass-through sales of approximately $38 million and $73 million for the three and nine month periods ended September 30, 2009, respectively, from the prior year periods.

  •
  Materials Technologies—The sales declines for the three and nine month periods ended September 30, 2009 were primarily caused by a decline in sales volume from the prior year periods, reflecting reduced demand for our products caused by continued weakness in the global economy, and unfavorable currency translation. Sales for the nine month period ended September 30, 2009 were also affected by our customers' efforts to reduce inventory levels. The continued weakness in automotive and furniture sales, residential and commercial construction, and home renovations lowered the sales volumes of our products sold into end-uses such as lacquers, coatings, automotive tires, and dual pane windows. Sales volumes of our products sold into food and personal care end-uses also decreased but to a lesser extent. Sales in the three and nine month periods ended September 30, 2009 were favorably affected by price increases implemented primarily in the second half of 2008. We experienced an improvement in sales volume in the 2009 third quarter from the 2009 second quarter suggesting that volumes in this product group may be stabilizing, though at a lower level than in prior years.

  •
  Specialty Technologies—The decrease in sales for the three month period ended September 30, 2009 from the prior year period was primarily due to unfavorable currency translation. Many of our customers produce polyolefin resin used in the manufacture of plastic materials, including high performance pipes, plastic films and household containers. As demand for plastics recovered during the three month period ended September 30, 2009, our volume stabilized at approximately the level of the prior year period. The cost of nickel, a key raw material in our Raney® catalysts, is generally passed on to our customers. The decrease in the cost of nickel passed on to customers more than offset the effect of price increases implemented primarily in 2008. The sales decline for the nine month period ended September 30, 2009 from the prior year period was primarily caused by a decline in volume during the first half of 2009 as compared to the first half of 2008. This volume decline reflected decreased demand for plastics and our customers' efforts to reduce inventory levels during the first half of 2009 as compared to the first half of 2008. The sales decline for the nine month period ended September 30, 2009 from the prior year period also reflects the decrease in the cost of nickel passed through to Raney® catalyst customers and unfavorable currency translation.

Segment Operating Income (SOI) and Margin

Grace Davison SOI and Margin—Quarter ($ in millions)	Grace Davison SOI and Margin—YTD ($ in millions)

        Segment operating income (excluding restructuring costs) for the three month period ended September 30, 2009 increased 64.7% compared to the prior year period. Excluding a $19.2 million gain from a product line divestiture, segment operating income increased 36.6%. The favorable impact of price increases implemented primarily in 2008, lower raw material costs, and lower operating expenses more than offset lower sales volume and unfavorable currency translation. Segment operating margin for the three month period ended September 30, 2009 was 21.7%, up from 11.8% in the prior year period and up from 17.1% in the second quarter of 2009. Segment operating margin in the three month period ended September 30, 2009 was positively affected by 3.7 percentage points due to the gain on the product line divestiture.

        Segment operating income (excluding restructuring costs) for the nine month period ended September 30, 2009 increased 3.1% from the prior year period. Excluding a $19.2 million gain from a product line divestiture, segment operating income decreased 5.3%. The unfavorable effects of sales of high-cost inventory produced in the fourth quarter of 2008, lower sales volume and unfavorable currency translation more than offset the favorable effects of price increases, lower raw material costs and lower operating expenses. Segment operating margin for the nine month period ended September 30, 2009 was 15.9%, up from 13.7% for the prior year period.

        Gross profit percentage for the three month period ended September 30, 2009 was 33.6%, up from 26.1% for the prior year period. Gross profit percentage for the nine month period ended September 30, 2009 was 29.6%, up from 28.1% for the prior year period reflecting the effects of price increases, primarily implemented during 2008, raw material deflation and the cost reduction and restructuring actions described below, partly offset by increased inventory costs. We capitalized high-cost inventory in the 2008 fourth quarter and sold that inventory in the first quarter of 2009. The high cost of inventory produced in the 2008 fourth quarter was primarily caused by the increase in costs of certain raw materials and energy during 2008. In addition, due to the slowdown in the global economy, we reduced production rates at our manufacturing operations which increased the per unit cost of our inventory. As demand for our products started to slow in late 2008, we implemented cost reduction and restructuring actions in our manufacturing plants to reduce fixed costs and increase operational efficiency. We have continued and expanded these efforts in 2009 by reducing employment and curtailing spending on product lines that sell to the automotive, housing and construction industries. In addition, over the past few quarters, we have reduced energy consumption and waste disposal through better recycling and recovery and decreased usage. Notwithstanding our cost reduction efforts, we have continued research and development to rejuvenate existing products and improve performance for our customers. These actions were a major contributor to increased profit margins in the three months ended September 30, 2009 and have positioned us to operate on a lower cost basis while preserving growth opportunities.

Operating Segment Overview—Grace Construction Products

        Following is an overview of the financial performance of Grace Construction Products for the three and nine month periods ended September 30, 2009 compared with the corresponding prior year periods.

Net Sales

Grace Construction Products Net Sales—Quarter ($ in millions)	Grace Construction Products Net Sales—YTD ($ in millions)

        Grace Construction Products sales are reported by geographic regions as follows:

	Three Months Ended September 30				Nine Months Ended September 30,
(In millions)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)
GCP Americas	$119.5	$164.4	$(44.9)	(27.3)%	$351.2	$460.3	$(109.1)	(23.7)%
GCP Europe*	79.1	106.1	(27.0)	(25.4)%	222.1	317.1	(95.0)	(30.0)%
GCP Asia Pacific	36.1	39.2	(3.1)	(7.9)%	98.8	109.6	(10.8)	(9.9)%

Total GCP Sales	$234.7	$309.7	$(75.0)	(24.2)%	$672.1	$887.0	$(214.9)	(24.2)%

*
Includes the Middle East and India.

        The following table presents Grace Construction Products sales of similar products by end-use market.

	Three Months Ended September 30				Nine Months Ended September 30,
(In millions)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)
Specialty Construction Chemicals*	$156.1	$200.7	$(44.6)	(22.2)%	$435.0	$574.0	$(139.0)	(24.2)%
Specialty Building Materials**	78.6	109.0	(30.4)	(27.9)%	237.1	313.0	(75.9)	(24.2)%

Total GCP Sales	$234.7	$309.7	$(75.0)	(24.2)%	$672.1	$887.0	$(214.9)	(24.2)%

*
Includes concrete admixtures and cement additives.

**
Includes vermiculite products.

        Sales of Grace Construction Products for the three and nine month periods ended September 30, 2009 were unfavorably affected by the global construction slowdown which resulted in reduced sales volumes in both product lines and most geographic regions, particularly Europe and North America, and by unfavorable currency translation, partly offset by higher selling prices in all major geographic regions and product lines. Sales for the three and nine month periods ended September 30, 2009 were also adversely affected by disruption in credit markets which affected the financing of construction projects in most parts of the world. As the global economy grew in 2007 and through most of 2008, costs for raw materials used to produce our products increased significantly, especially in the second half of 2008. We raised prices to offset these rising costs. These price increases partially offset the effect of declining volumes on sales for the three and nine month periods ended September 30, 2009. Sales volumes for the third quarter of 2009 were up approximately 2% over the second quarter of 2009.

        Sales of Grace Construction Products are reported by geographic region as follows:

  •
  GCP Americas—Sales for the three and nine month periods ended September 30, 2009 decreased from the prior year periods primarily due to volume declines that were partly offset by our 2008 price increases that remain in place. North America sales for the three and nine month periods ended September 30, 2009 decreased 29.9% and 26.1%, respectively, from the prior year periods. During the three and nine month periods ended September 30, 2009, North America residential construction starts and non-residential construction volume fell to extremely low levels resulting in a decline in cement, concrete and building materials consumption from the prior year periods. In response to declines in cement and concrete consumption, many of our customers have reduced their production. North America infrastructure project spending has been less affected by the current environment than residential and commercial construction.

    Sales in Latin America for the three and nine month periods ended September 30, 2009 decreased 3.1% and 0.3%, respectively, from the prior year periods. Despite the slowdown in construction activity, our sales volume increased by 4.7% for the three month period ended September 30, 2009 over the prior year period due to increased market penetration. The effect of this volume increase on sales was more than offset by unfavorable currency translation.

  •
  GCP Europe—Sales for the three and nine month periods ended September 30, 2009 decreased from the prior year periods primarily due to volume declines that were partly offset by our 2008 price increases that remain in place.

    During the three and nine month periods ended September 30, 2009, construction activity in Western and Eastern Europe decreased significantly from the prior year periods resulting in a decline in cement and concrete consumption. In response to these declines, many of our customers across Europe have reduced their production, with Spain, the UK, and Ireland experiencing the largest declines.

    The Middle East, in recent years one of the world's most dynamic construction markets, has been similarly affected by the change in global economic conditions. Major construction projects have been delayed or halted since the first quarter of 2009, resulting in reduced cement, concrete and building materials consumption. Sales in the Middle East for the three and nine month periods ended September 30, 2009 decreased from the prior year periods due primarily to a decline in demand.

  •
  GCP Asia Pacific—Sales for the three and nine month periods ended September 30, 2009 have declined from the prior year periods primarily due to the adverse effect of currency translation and lower sales volumes in countries where we have a well-established presence. Though some countries have experienced growth in construction activity, this growth has been more than offset by weakness in other geographic areas within the region, resulting in a decline in cement and concrete consumption. In response to declines in cement and concrete consumption, many of our customers have reduced their production.

        In order to improve economic conditions, governments in many countries have announced fiscal stimulus programs aimed at infrastructure spending. Our sales were not materially affected by these programs in the three and nine month periods ended September 30, 2009.

Segment Operating Income (SOI) and Margin

Grace Construction Products SOI and Margin—Quarter ($ in millions)	Grace Construction Products SOI and Margin—YTD ($ in millions)

        Segment operating income (excluding restructuring costs) for the three month period ended September 30, 2009 decreased 20.1% compared to the prior year period reflecting continued weakness in the global construction market and unfavorable currency translation that more than offset the impact of price increases, implemented primarily in the second half of 2008, and lower operating expenses. Segment operating income for the three month period ended September 30, 2009 included a $3.0 million gain from a product line divestiture. Operating margin for the three month period ended September 30, 2009 was 15.9%, up from 15.1% for the prior year period and up from 14.6% for the second quarter of 2009. Segment operating margin for the three month period ended September 30, 2009 was positively affected by 1.2 percentage points due to the gain from the product line divestiture.

        Segment operating income (excluding restructuring costs) for the nine month period ended September 30, 2009 decreased 33.2% compared to the prior year period reflecting continued weakness in the global construction market and unfavorable currency translation that more than offset the impact of price increases and lower operating expenses. Operating margin for the nine month period ended September 30, 2009 was 12.5%, down from 14.1% for the prior year period.

        Gross profit percentage for the three month period ended September 30, 2009 was 37.9%, up from 34.9% for the prior year period. Gross profit percentage for the 2009 third quarter increased by 0.5 points over the 2009 second quarter. Gross profit percentage for the nine month period ended September 30, 2009 was 36.0%, up from 34.9% for the prior year period. The improvement in gross profit percentage is due to price increases that we implemented primarily in the second half of 2008 and a decrease in raw materials costs from their peak in the fourth quarter of 2008. The decline in raw materials costs that we have experienced since late 2008 abated during the three months ended September 30, 2009. We experienced increasing costs for certain raw materials during the three months ended September 30, 2009 though raw materials costs remained below the levels of the prior year period.

        In response to slowing demand for our products, in 2008 and 2009, we implemented cost reduction and restructuring actions in all geographic regions. We designed these actions to provide sustainable improvement in our gross profit and segment operating margins. These actions include workforce reductions, curtailed operating schedules and geographic optimization of production.

Notwithstanding these actions, we have continued to invest in growth regions, such as Latin America, Middle East, India, and Asia Pacific, and research and development to support both product lines.

Corporate Overview

Corporate Operating Expenses—Quarter ($ in millions)	Corporate Operating Expenses—YTD ($ in millions)

        Corporate costs include corporate functional costs (such as finance, legal services, human resources, communications and information technology), and other corporate costs such as insurance premiums, professional fees, and incentive compensation related to corporate functions. Corporate functional costs in the three month period ended September 30, 2009 decreased compared with the prior year period due to lower employment costs. Other corporate costs increased in the three month period ended September 30, 2009 compared to the prior year period primarily due to planned one time costs related to the IT transition announced in the second quarter of 2009 and higher pension related expenses.

Pension Expense

        The following table presents the components of defined benefit pension expense for our advance-funded and pay-as-you-go plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Defined Benefit Pension Expense (In millions)	2009	2008	2009	2008
Annual pension benefits earned	$5.8	$6.3	$17.3	$18.8
Interest on opening liability—advance-funded plans	17.5	17.8	51.9	53.8
Expected return on plan assets	(14.9)	(20.3)	(44.0)	(61.4)

Net financing cost (benefit) of advance-funded plans	2.6	(2.5)	7.9	(7.6)
Interest on opening liability—pay-as-you-go plans	3.7	3.6	10.7	10.8

Net pension financing cost	6.3	1.1	18.6	3.2
Amortization of:
Plan changes related to prior service	0.4	0.4	1.0	1.6
Accumulated differences between actual and assumed performance(1)	9.0	6.3	27.0	18.8

Net pension catch-up expense	9.4	6.7	28.0	20.4

Total Defined Benefit Pension Expense	21.5	14.1	63.9	42.4
Less: noncore pension expense	(4.2)	(2.7)	(12.5)	(8.3)

Total Core Pension Expense	$17.3	$11.4	$51.4	$34.1

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

        Pension expense increased significantly for the three and nine month periods ended September 30, 2009 from the prior year periods primarily due to the significant decline in pension asset values in 2008.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Provision for environmental remediation—vermiculite	$—	$—	$—	$(5.0)
Provision for environmental remediation—other sites	(0.4)	(2.9)	(1.1)	(3.8)

Total provision for environmental remediation	(0.4)	(2.9)	(1.1)	(8.8)

COLI income, net	—	0.2	1.2	2.0
Translation effects—intercompany loans	16.8	(42.3)	18.6	(4.5)
Value of foreign currency forward contracts—intercompany loans	(14.6)	29.4	(23.9)	5.7
Other	(5.3)	(3.5)	(8.0)	(3.9)

Total other income (expense), net	(3.1)	(16.2)	(12.1)	(0.7)

Legal defense costs	(0.8)	(8.2)	(35.5)	(16.5)
D&O insurance cost—portion related to Chapter 11	(0.8)	(1.0)	(2.5)	(3.1)
Asbestos administration	(1.6)	(2.5)	(6.0)	(6.1)
Postretirement benefit (cost) income—divested businesses	(0.4)	0.1	(1.2)	0.3
Other	(0.8)	(0.5)	(2.4)	(4.0)

Total selling, general and administrative expenses	(4.4)	(12.1)	(47.6)	(29.4)

Net pension costs—divested businesses	(4.2)	(2.7)	(12.5)	(8.3)

Total defined benefit pension expense	(4.2)	(2.7)	(12.5)	(8.3)

Total pre-tax loss from noncore activities	$(12.1)	$(33.9)	$(73.3)	$(47.2)

        The decrease in the pre-tax loss from noncore activities for the three month period ended September 30, 2009 from the prior year period is primarily due to lower legal spending and a smaller net difference between the change in value of intercompany loans and the change in value of associated hedge contracts. The increase in the pre-tax loss from noncore activities for the nine month period ended September 30, 2009 from the prior year period is primarily due to higher legal spending and a larger net difference between the change in value of intercompany loans and the change in value of associated hedge contracts, as discussed below.

        In November 2007, we purchased foreign currency forward contracts to mitigate the effect of foreign currency risk with respect to intercompany loans between our principal U.S. subsidiary and a German subsidiary. The change in value of the loans and the change in fair value of the hedge contracts resulted in a net loss of $6.2 million for the nine month period ended September 30, 2009 compared with a net loss of $2.6 million for the prior year period. The change in value of the intercompany loans and the hedge contracts is recorded as a component of other (income) expense in the Consolidated Statements of Operations. These changes do not affect cash flow until the intercompany loans are repaid and the hedge contracts are settled.

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

        Direct Chapter 11 expenses are as follows:

	Nine Months Ended September 30,
Chapter 11 Expenses, net (In millions)	2009	2008
Total Chapter 11 expenses	$36.5	$50.0
Interest income on filing entity cash/investment balances	(0.1)	(1.6)

Chapter 11 expenses, net	$36.4	$48.4

        The decrease in direct Chapter 11 expenses for the nine month period ended September 30, 2009 from the prior year period was primarily due to increased activity in 2008 related to a trial for estimating the liability for PI Claims which was suspended in April 2008 as a result of the PI Settlement.

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

Interest Expense

        Interest expense for the three and nine month periods ended September 30, 2009 decreased from the prior year periods due primarily to reductions in the prime rate and reduced interest accruals for certain pre-petition obligations, partially offset by the effect of compound interest on certain liabilities subject to compromise over the course of the Chapter 11 proceeding.

        The average effective interest rates on pre-petition obligations for the nine month periods ended September 30, 2009 and 2008 were 3.5% and 4.8%, respectively. Such interest will not be paid until our proposed joint plan of reorganization or another plan of reorganization is confirmed and becomes effective.

Income Taxes

        The income tax provision (benefit) at the federal corporate rate of 35% for the nine month period ended September 30, 2009 and 2008 would have been $14.6 million and $41.0 million, respectively. The primary differences in each period between these amounts and the recorded provision (benefit) for income taxes, $17.0 million and $38.9 million, respectively, are due to discrete adjustments related to provisions for tax contingencies, the non-deductibility of certain Chapter 11 expenses and tax rate differences in foreign jurisdictions. The effective tax rate, taking into account discrete adjustments, applicable to income including taxable minority interests in the nine month periods ended September 30, 2009 and 2008 was 35.7% and 34.0%, respectively. The lower rate in the prior year period was primarily the result of a discrete adjustment related to the settlement of a tax audit.

Financial Condition, Liquidity, and Capital Resources

        Following is an analysis of our financial condition, liquidity and capital resources at September 30, 2009. For additional information regarding our Chapter 11 cases, see Note 2 to the Consolidated Financial Statements. For additional information regarding our asbestos-related litigation, see Note 3 to the Consolidated Financial Statements. For additional information regarding environmental matters, see Note 11 to the Consolidated Financial Statements.

Funding Emergence from Chapter 11

        We filed a joint plan of reorganization with the bankruptcy court on September 19, 2008. We refer herein to this joint plan of reorganization, as subsequently amended, as the Joint Plan. The Joint Plan and some of the objections thereto are described in Note 2 to the Consolidated Financial Statements. The Joint Plan includes material conditions to its confirmation and effectiveness. One of these conditions is that we obtain exit financing in an amount and on terms satisfactory to us. We are seeking approximately $950 million in new financing to fund the Joint Plan and we are in advanced discussions with potential lenders regarding the terms of this financing. The actual amount of new financing that we will need to fund the Joint Plan will generally depend on the amount of our available cash resources, including net cash flow from our operating and investing activities prior to emergence, and the resolution costs of our outstanding claims and contingent liabilities. We have no assurance that new financing will be available to us on acceptable terms. If we are unable to obtain the necessary financing on acceptable terms, our emergence from Chapter 11 may be delayed.

Cash Resources and Available Credit Facilities

        At September 30, 2009, we had available liquidity of $932.0 million, consisting of $765.4 million in cash and cash equivalents, $4.8 million in short-term investment securities, approximately $97.3 million of available credit under our $165.0 million debtor-in-possession, or DIP, loan facility and approximately $64.5 million of available credit under various non-U.S. credit facilities.

        Investment securities of $4.8 million and $21.6 million at September 30, 2009 and December 31, 2008, respectively, consist of direct or indirect investments in debt securities. Prior to the fourth quarter of 2007, we classified our investment in the Columbia Strategic Cash Fund as cash and cash equivalents as redemptions were available in cash. In December 2007, the fund began a liquidation that is expected to continue through 2009 and restricted redemptions to in-kind distributions of securities held by the fund. We have elected to remain in the fund and to value the fund based on the underlying securities as determined by the fund principals.

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

        The following table summarizes our U.S. and non-U.S. credit facilities as of September 30, 2009:

Credit Facilities (In millions)	Maximum Borrowing Amount	Amount Available	Expiration Date
Country
U.S.	$165.0	$97.3	04/01/10(1)
Germany	73.3	54.5	12/31/11
Germany	17.6	1.0	12/31/09
Other Countries	14.1	9.0	Various through 2010

Total	$270.0	$161.8

(1)
Expiration date is the earlier of April 1, 2010 or our emergence from Chapter 11.

        We believe that these funds and credit facilities will be sufficient to finance our operations and support our business strategy while we are in Chapter 11. We intend to renew our non-U.S. facilities as they expire. We intend to replace the U.S. DIP facility with a new credit facility after our emergence from Chapter 11.

Analysis of Cash Flows

        The following table summarizes our cash flows for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
(In millions)	2009	2008
Net cash provided by (used for) operating activities	$245.5	$(168.7)
Net cash provided by (used for) investing activities	65.5	(23.9)
Net cash provided by (used for) financing activities	(19.9)	36.2
Effect of currency exchange rate changes on cash and cash equivalents	14.2	1.1

Increase (decrease) in cash and cash equivalents	305.3	(155.3)
Cash and cash equivalents, beginning of period	460.1	480.5

Cash and cash equivalents, end of period	$765.4	$325.2

        Net cash provided by operating activities for the nine month period ended September 30, 2009 was $245.5 million compared with $168.7 million used for operating activities for the prior year period. Through our ongoing cash productivity initiatives, we reduced net working capital by $99.5 million during the nine month period ended September 30, 2009. For the nine month period ended September 30, 2008, we paid a total of $252.0 million to the Environmental Protection Agency ("EPA") in settlement of the EPA's cost recovery claims related to environmental remediation activities in Libby, Montana.

        Net cash provided by investing activities for the nine month period ended September 30, 2009 was $65.5 million, compared with $23.9 million used for the prior year period. The increase in net cash provided by investing activities is primarily due to proceeds of $68.8 million from the termination of life insurance policies on certain current and former employees. Capital expenditures for the nine month period ended September 30, 2009 were $53.6 million compared with $93.1 million for the prior year period. Net cash used for financing activities for the nine month period ended September 30, 2009 was $19.9 million compared with $36.2 million provided by financing activities for the prior year period. The decrease is primarily due to a borrowing of $40.0 million against the COLI policies in the 2008 period and reduced proceeds from the exercise of stock options during the nine month period ended September 30, 2009 as compared to the prior year period.

Debt and Other Contractual Obligations

        Total debt outstanding at September 30, 2009 was $881.6 million, including $349.0 million of accrued interest on pre-petition debt. As a result of the Chapter 11 filing, we are now in default on $525.6 million of pre-petition debt, which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of September 30, 2009. The automatic stay provided under the U.S. Bankruptcy Code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest in accordance with the Joint Plan on such debt during the Chapter 11 proceedings unless further developments lead our management to conclude that it is probable that such interest will be compromised. See Note 2 to the Consolidated Financial Statements for a discussion of these rates.

        See Note 11 to the Consolidated Financial Statements for a discussion of financial assurances.

Employee Benefit Plans

Defined Contribution Retirement Plan

        We sponsor a defined contribution retirement plan for our employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Our costs related to this benefit plan for the three and nine month periods ended September 30, 2009 were $3.0 million and $8.9 million compared with $3.2 million and $9.9 million for the prior year periods.

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

        We intend to satisfy obligations under our U.S. advance-funded plans and to comply with the requirements of the Employee Retirement Income Security Act of 1974, known generally as ERISA. On June 24, 2009, we obtained bankruptcy court approval to fund minimum required payments under the plans of approximately $30 million for the period from July 2009 through January 2010. In that regard, we contributed approximately $8 million in July 2009, approximately $5 million in September 2009, and approximately $9 million in October 2009 to the trusts that hold assets of the U.S. advance-funded plans. While we intend to continue to fund all minimum required payments under the U.S. advance-funded plans, there can be no assurance that the bankruptcy court will continue to approve the funding needs of such plans. We expect to fund our U.S. advance- funded plans with approximately $38 million in 2009 based on the U.S. advance-funded plans' status as of January 1, 2009.

        Contributions to non-U.S. pension plans are not subject to bankruptcy court approval and we intend to fund such plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $9.5 million to these plans during the nine month period ended September 30, 2009.

        The following table presents the funded status of our fully-funded, underfunded, and unfunded pension plans:

	Fully-Funded(1) Pension Plans		Underfunded(1) Pension Plans		Unfunded(2) Pension Plans
Funded Status of Pension Plans (In millions)	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Projected benefit obligation	$211.4	$169.4	$1,049.9	$960.8	$276.4	$249.6
Fair value of plan assets	245.3	218.0	652.3	568.5	—	—

Funded status (PBO basis)	$33.9	$48.6	$(397.6)	$(392.3)	$(276.4)	$(249.6)

(1)
Plans intended to be advance-funded.

(2)
Plans intended to be pay-as-you-go.

        Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO. This group of plans was overfunded by $33.9 million as of September 30, 2009, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheet. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $397.6 million as of September 30, 2009. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $276.4 million at September 30, 2009 is unfunded. The combined balance of the underfunded and unfunded plans was $674.0 million as of September 30, 2009 and is presented as a liability on the Consolidated Balance Sheet as follows: $12.9 million in "other current liabilities;" $397.6 million included in "underfunded defined benefit pension plans;" $153.7 million included in "unfunded pay-as-you-go defined benefit pension plans;" and $109.8 million in "liabilities subject to compromise."

        On a quarterly basis, we analyze pension assets and pension liabilities along with the resulting funded status and update our estimate of these measures. Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes.

        The assumed discount rate for pension plans reflects the market rates for high quality corporate bonds currently available and is subject to change based on changes in the overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 6.25% as of December 31, 2008 was selected in consultation with our independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. Based on review of an updated yield curve analysis as of September 30, 2009, we decreased the discount rate for the U.S. qualified pension plans from 6.25% at June 30, 2009 to 5.50% at September 30, 2009 based on market rates at that time. We also evaluated the current discount rates for the pension plans in the U.K., Germany and Canada, which combined represented approximately 89% of the benefit obligation of the non-U.S. pension plans as of December 31, 2008. Based on review of the yield curve analyses for these plans as of September 30, 2009, we changed the discount rate for the United Kingdom from 6.25% at June 30, 2009 to 5.50% at September 30, 2009, and for Germany from 5.75% at June 30, 2009 to 5.25% at September 30, 2009. We did not change the discount rate for Canada from the 6.75% rate in effect at June 30, 2009. The funded status as of September 30, 2009 reflects a decrease in total assets of approximately $17 million and an increase in total liabilities of approximately $104 million as compared to June 30, 2009, resulting from the change in discount rates (including the postretirement plan). After tax effects, total assets increased from June 30, 2009 to September 30, 2009 by approximately $24 million, total liabilities increased by approximately $104 million and shareholders' equity decreased by approximately $80 million. The funded status as of September 30, 2009 reflects a decrease in total assets of approximately $25 million and an increase in total liabilities of approximately $105 million as compared to December 31, 2008, resulting from the change in discount rates (including the postretirement plan). After tax effects, total assets increased from December 31, 2008 to September 30, 2009 by approximately $19 million, total liabilities increased by approximately $105 million and shareholders' equity decreased by approximately $86 million.

        Assets available to fund the PBO of the U.S. advance-funded plans at September 30, 2009 were approximately $643 million, up $82 million from December 31, 2008, primarily as a result of equity market returns.

        The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
Cash Contributions to Defined Benefit Pension Plans (In millions)	2009	2008	2009	2008
U.S. advance-funded plans	$13.0	$10.5	$29.1	$43.2
U.S. pay-as-you-go plans	1.3	1.4	3.9	3.9
Non-U.S. advance-funded plans	2.1	1.3	3.9	4.4
Non-U.S. pay-as-you-go plans	2.0	1.7	5.6	5.9

Total Cash Contributions	$18.4	$14.9	$42.5	$57.4

Postretirement Benefits Other Than Pensions

        We provide certain health care and life insurance benefits for retired employees, a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of benefits under this program for the three and nine month periods ended September 30, 2009 was $1.1 million and $4.5 million compared with $1.4 million and $5.1 million for the prior year periods. We received Medicare subsidy payments of $3.0 million during the nine month period ended September 30, 2009 compared with $0.4 million for the prior year period. Our recorded liability for postretirement benefits of $77.4 million at September 30, 2009 is stated at net present value discounted at 5.25%. Under our proposed Joint Plan, these benefits would continue.

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

        The following table summarizes our net noncore liabilities at September 30, 2009 and December 31, 2008:

Net Noncore Liabilities (In millions)	September 30, 2009	December 31, 2008
Asbestos-related liabilities	$(1,700.0)	$(1,700.0)
Asbestos-related insurance receivable	500.0	500.0

Asbestos-related liability, net	(1,200.0)	(1,200.0)
Environmental remediation	(147.5)	(152.2)
Postretirement benefits	(77.4)	(73.2)
Income taxes	(123.9)	(121.0)
Retained obligations and other	(36.4)	(35.1)

Net noncore liability	$(1,585.2)	$(1,581.5)

        The resolution of most of our noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts we recorded at September 30, 2009. Our operating statements include periodic adjustments to account for changes in estimates of these liabilities and developments in our Chapter 11 proceeding. These liabilities and contingencies may result in continued volatility in net results in the future.

Tax Matters

        After emergence from Chapter 11 under our proposed Joint Plan, or another plan of reorganization that is ultimately confirmed, we expect to have substantial future tax deductions. Upon emergence under the Joint Plan, we would expect future tax deductions in the aggregate of approximately $2 billion or more, primarily relating to asbestos, environmental and other payments made at emergence and thereafter. The extent to which we will be able to use these deductions after emergence will depend on Section 382 of the Internal Revenue Code, which generally imposes an annual limitation on a corporation's use of its deductions when a corporation undergoes an "ownership change." An ownership change is generally defined as a cumulative change of 50 percentage points or more in the ownership of certain stockholders owning 5% or more of the outstanding Grace common stock over a three year rolling period. If we were to have a change of ownership under Section 382 of the Code, approximately $2 billion of these future deductions could be at risk.

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

Forward-Looking Statements

        This document contains, and our other public communications may contain, forward-looking information, that is, information related to future, not past, events. Such information generally includes the words "believes," "plans," "intends," "targets," "will," "expects," "suggests," "anticipates," or similar expressions. Forward-looking information includes all statements regarding our Chapter 11 case; expected financial positions; results of operations; cash flows; financing plans; business strategy; budgets; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Factors that could cause actual results to materially differ from those contained in the forward-looking statements include: our bankruptcy and proposed plan of reorganization, our settlements with certain creditors, our legal and environmental proceedings, the cost and availability of raw materials and energy, our unfunded pension obligations, risks related to foreign operations, especially security, regulation and currency risks, costs of compliance with environmental regulation and those factors set forth in our most recent Annual Report on Form 10-K, this quarterly report on Form 10-Q and current reports on Form 8-K, which have been filed with the Securities and Exchange Commission. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking information to prove incorrect. Further, our reported results should not be considered as an indication of our future performances. Readers are cautioned not to place undue reliance on our projections and forward-looking information, which speak only as of the date thereof. We undertake no obligation to publicly release any revision to the projections and forward-looking information contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

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

Item 4.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As of September 30, 2009, Grace carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Grace's Chief Executive Officer and Chief Financial Officer concluded that Grace's disclosure controls and procedures are effective to ensure that information required to be disclosed in Grace's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Grace is made known to management, including Grace's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There were no changes in Grace's internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, Grace's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        Notes 2, 3 and 11 to the interim consolidated financial statements in Part 1 of this Report are incorporated herein by reference.

ERISA LAWSUITS

        In June 2004, a purported class action complaint (Evans v. Akers et al.) was filed in U.S. District Court for the District of Massachusetts against the Grace Board of Directors, certain current and former Grace officers and employees, and others, relating to the Grace 401(k) Savings and Investment Plan, also known as the S&I Plan. A settlement agreement, the Evans Settlement, that resolves all claims set forth in the Evans complaint within the limits of Grace's employers' fiduciary liability insurance coverage was approved by the Bankruptcy Court on May 26, 2009 and the District Court on October 7, 2009. Under the Evans Settlement, Grace expects to pay less than $100,000 to cover certain related expenses that are not covered by insurance. Since all Grace employees who had interests in the S&I Plan during the relevant period are members of the purported class of plaintiffs in the Evans action and Messrs. Corcoran, McGowan, Norris, Poling and Shelnitz had interests in the S&I Plan during this period, they have interests in this lawsuit that may be adverse to Grace.

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

W. R. GRACE & CO. (Registrant)
Date: November 6, 2009	By	/s/ A. E. FESTA A. E. Festa Chairman, President and Chief Executive Officer
Date: November 6, 2009	By	/s/ HUDSON LA FORCE III Hudson La Force III Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Exhibit List

Exhibit No.	Description of Exhibit
15	Accountants' Awareness Letter
31.(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002