Form 10-K
period 2009-12-31
W R GRACE & CO
filed 2010-02-25
CIK 1045309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009	Commission file number 1-13953

W. R. GRACE & CO.

Incorporated under the Laws of the State of Delaware	I.R.S. Employer Identification No. 65-0773649

7500 Grace Drive, Columbia, Maryland 21044-4098
(410) 531-4000
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value Preferred Stock Purchase Rights	New York Stock Exchange, Inc.

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of W. R. Grace & Co. voting and non-voting common equity held by non-affiliates as of June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $12.37 as reported on the New York Stock Exchange was $617,329,093.*

         At January 31, 2010, 72,322,118 shares of W. R. Grace & Co. Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

*
Based on 49,905,343 shares of W. R. Grace & Co. ("Grace") Common Stock, $.01 par value, held by non-affiliates (72,160,218 shares outstanding as of June 30, 2009 less 22,254,875 shares held by stockholders, whose beneficial ownership exceeds 10% of the outstanding shares of Grace Common Stock, as listed in the Grace 2008 Annual Report on Form 10-K as filed with the SEC on March 2, 2009, directors and named executive officers). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of Grace, or that such person is controlled by or under common control with Grace.

        Grace®, Grace® logo and, except as otherwise indicated, the other trademarks, service marks or trade names used in the text of this report are trademarks, service marks or trade names of operating units of W. R. Grace & Co. or its affiliates and/or subsidiaries. Responsible Care® is a trademark, registered in the United States and/or other countries, of the American Chemistry Council. OCR® is a trademark, registered in the United States and/or other countries, of Chevron Intellectual Property, LLC.

        Unless the context otherwise indicates, in this document the terms "Grace," "we," "us," "our" or "the company" mean W. R. Grace & Co. and/or its consolidated subsidiaries and affiliates. Unless otherwise indicated, the contents of websites mentioned in this report are not incorporated by reference or otherwise made a part of this report.

PART I

Item 1.    BUSINESS

BUSINESS OVERVIEW

        W. R. Grace & Co. is engaged in the production and sale of specialty chemicals and specialty materials on a global basis through its two operating segments, Grace Davison and Grace Construction Products. We entered the specialty chemicals industry in 1954, when we acquired both the Dewey and Almy Chemical Company and the Davison Chemical Company. During the 1980s and 1990s, we divested a substantial number of businesses that were not then consistent with our business strategy. Grace is the successor to a company that originated in 1854 and originally became a public company in 1953.

        In 2001, Grace and 61 of its United States subsidiaries and affiliates filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and, since then, has been subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware.

        In the fourth quarter of 2007, we realigned our reportable operating segments to reflect the transfer of our packaging technologies product line to the Grace Davison operating segment. Our previous Grace Performance Chemicals operating segment was renamed "Grace Construction Products" as a result of the transfer. All segment information contained herein reflects this realignment.

        On November 30, 2009, we completed the sale of a 5% interest in Advanced Refining Technologies LLC, or ART, to our partner Chevron Products Company. We reduced our 55% interest to 50% to achieve a balanced ownership structure with Chevron. We deconsolidated ART's results from our consolidated financial statements on a prospective basis effective December 1, 2009. Previously, we reported 100% of ART's sales and 55% of ART's income, with the remaining 45% of ART's income reported as income attributable to noncontrolling interests.

        Grace Davison markets its products primarily to a wide range of industrial customers, including those in the energy and refining industry, consumer, industrial and packaging industries, petro-/bio- chemical industries and the pharmaceutical and life sciences industries. Grace Davison includes the following product groups:

  •
  Refining Technologies, which includes:

  •
  fluid catalytic cracking, or FCC, catalysts, that help to "crack" the hydrocarbon chain in distilled crude oil to produce transportation fuels, such as gasoline and diesel fuels, and other petroleum-based products; and FCC additives used to reduce sulfur in gasoline, maximize propylene production from refinery FCC units, and reduce emissions of sulfur oxides, nitrogen oxides and carbon monoxide from refinery FCC units, and

  •
  hydroprocessing catalysts, marketed through our ART joint venture with Chevron, in which Grace holds a 50% economic interest, that are used in process reactors to upgrade heavy oils into lighter, more useful products by removing impurities such as nitrogen, sulfur and heavy metals, allowing less expensive feedstocks to be used in the petroleum refining process;

  •
  Materials Technologies which includes:

  •
  silica-based and silica-alumina-based engineered materials used in:

  •
  industrial applications, such as rubber and tires, precision investment casting, refractory, insulating glass windows, and drying applications, fulfilling various functions such as reinforcement, high temperature binding and moisture scavenging,

      •
      consumer applications, as a free-flow agent, carrier or processing aid in food and personal care products; as a toothpaste abrasive; and for the processing and stabilization of edible oils and beverages,

      •
      coatings and print media applications, consisting of functional additives that provide matting effects and corrosion protection for industrial coatings, enable enhanced media and paper quality in ink jet coatings, and act as a functional filler and retention aid in paper,

    •
    sealants and coatings used in rigid food and beverage packaging, including can and closure sealants used to seal and enhance the shelf life of can and bottle contents, and coatings for cans and closures that prevent metal corrosion, protect package contents from the influence of metal and ensure proper adhesion of sealing compounds and technologies designed to reduce off-taste effects and extend the shelf-life of packaged products; and

  •
  Specialty Technologies, which includes:

  •
  polyolefin catalysts and catalyst supports that are essential components in the manufacture of polyethylene and polypropylene resins, and other chemical catalysts and process technologies used in a variety of industrial, environmental and consumer applications,

  •
  catalysts and adsorbents for the efficient conversion of renewable feedstocks to fuels and chemicals,

  •
  silica-based separation media and complementary purification products including chromatography columns and consumables used in the pharmaceutical, life science and related industries, silica excipients used in pharmaceutical formulations and CO2 adsorbents used in anesthesiology and mine safety applications, and

  •
  instrumentation and reference standards used in the pharmaceutical, life science and related industries.

  Grace Davison accounted for approximately 68.5% of our 2009 sales.

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

        Grace Construction Products accounted for approximately 31.5% of our 2009 sales.

        Our principal executive offices are located at 7500 Grace Drive, Columbia, Maryland 21044, telephone (410) 531-4000. As of December 31, 2009, we had approximately 5,940 global employees.

Global Scope

        We operate our business on a global scale with approximately 69% of our 2009 sales outside the United States. We conduct business in over 40 countries and in more than 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations in relation to the U.S. dollar affect our reported results of operations, cash flows, and financial position.

Strategy Overview

        Our strategy is to seek increased enterprise value by profitably growing our specialty chemicals and specialty materials businesses in the global marketplace and achieving high levels of efficiency. To achieve these objectives, we plan to:

  •
  invest in research and development activities, with the goal of introducing new high-performance, technically differentiated products and services while continuing to enhance manufacturing processes and operations;

  •
  expand sales and manufacturing into emerging economies, including China, India, Eastern Europe, the Middle East and Latin America;

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

        We are currently operating as a debtor-in-possession under court protection from creditors and claimants. We believe that our bankruptcy filing will permit a comprehensive resolution of the claims against us, while preserving the inherent value of our businesses. As a consequence of our bankruptcy filing, litigation against us as of the petition date is generally stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to realize its pre-petition claims except pursuant to an order of the Bankruptcy Court. Since our bankruptcy filing, the Bankruptcy Court has approved all motions necessary for us to conduct normal business activities.

        Four committees have been appointed in the bankruptcy cases, two representing asbestos claimants, a third representing other unsecured creditors and a fourth representing shareholders. These committees, a legal representative of future asbestos personal injury claimants and a legal representative of future asbestos property damage claimants, have the right to be heard on all matters that come before the Bankruptcy Court and are playing important roles in the bankruptcy cases. We are required to bear certain costs of the committees and of the representatives of future asbestos claimants, including those of their counsel and financial advisors.

        See disclosure in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 2 (Chapter 11 Information) and Note 3 (Asbestos-Related Litigation) to the Consolidated Financial Statements for a description of our proposed joint plan of reorganization and the current status of our Chapter 11 cases.

PRODUCTS AND MARKETS

Specialty Chemicals and Materials Industry Overview

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

Grace Davison Operating Segment

        Grace Davison principally applies silica, alumina, zeolite and rubber and lattice technology in the design and manufacture of products to create significant value for our diverse customer base. Our customers include major oil refiners, plastics and chemical manufacturers, producers of rigid food and beverage packaging, coatings manufacturers, consumer product manufacturers and pharmaceutical companies. We believe that our technological expertise provides a competitive advantage, allowing us to quickly design products and materials that help our customers create value in their markets.

        The following table sets forth Grace Davison sales of similar products as a percentage of Grace total revenue.

	2009		2008		2007
	Sales	% of Grace Revenue	Sales	% of Grace Revenue	Sales	% of Grace Revenue
	(In millions)
Refining Technologies	$992.1	35.1%	$1,099.1	33.1%	$971.1	31.2%
Materials Technologies	606.0	21.5%	694.8	20.9%	663.5	21.3%
Specialty Technologies	337.3	11.9%	374.7	11.3%	374.6	12.0%

Total Grace Davison Revenue	$1,935.4	68.5%	$2,168.6	65.3%	$2,009.2	64.5%

        The following table sets forth Grace Davison sales by region as a percentage of Grace Davison total revenue.

	2009		2008		2007
	Sales	% of Grace Davison Revenue	Sales	% of Grace Davison Revenue	Sales	% of Grace Davison Revenue
	(In millions)
North America	$563.1	29.1%	$645.9	29.8%	$578.4	28.8%
Europe Middle East Africa	802.1	41.4%	913.4	42.1%	915.6	45.6%
Asia Pacific	378.4	19.6%	434.7	20.0%	362.7	18.0%
Latin America	191.8	9.9%	174.6	8.1%	152.5	7.6%

Total Grace Davison Revenue	$1,935.4	100.0%	$2,168.6	100.0%	$2,009.2	100.0%

Refining Technologies

FCC Catalysts

        We are a global leader in developing and manufacturing fluid catalytic cracking, or FCC, catalysts and additives that enable petroleum refiners to increase profits by improving product yields and quality. Our FCC products also enable refiners to reduce emissions from their FCC units and reduce sulfur content in the gasoline that they produce.

        Oil refining is a highly specialized discipline, and FCC catalysts must be tailored to meet local variations in crude oil and a refinery's product mix. We work regularly with our customers to identify the most appropriate catalyst formulations for their changing needs. We are dependent on the economics of the petroleum industry, specifically, the impacts of demand for transportation fuels and petrochemical products and crude oil supply, which affect the extent to which our customers utilize the available capacity of their refinery FCC units. In general, as a refinery utilizes more of its capacity, it needs a disproportionately greater amount of FCC catalyst. In recent years, global economic growth, especially in emerging markets, has increased the demand for transportation fuels, and our FCC catalysts and additives. Other factors may reduce the demand for petroleum-based transportation fuels such as weak economic conditions and high retail gasoline and diesel fuel prices. In addition, government policy that encourages the use of non-petroleum-based fuels, discourages the use of diesel fuel or encourages greater vehicular fuel economy may negatively affect demand for our FCC catalysts and additives.

        Refinery feedstocks vary in quality from sweet to heavy crude oil. Sweet crude feedstocks are typically more expensive than heavy crude and yield a greater proportion of high-value petroleum products. They also yield a lower proportion of residual oil, or "resid," which is generally the lowest-value feedstock contained in crude oil. Although heavy crude feedstocks with high resid content are typically less expensive than higher quality feedstocks, the processing of high-resid feedstocks is more difficult because of their relatively high metals, nitrogen and sulfur contamination and higher boiling points. We have designed our MIDAS®, IMPACT®, NEKTOR™, and NOMUS™ product portfolios to enable our customers to increase the efficiency and yield of high-resid feedstock refining.

        As a result of volatility in the price of diesel fuel as compared to gasoline, refiners desire the flexibility to adjust the yield of light cycle oil, a component of diesel fuel, from their FCC units. We have designed our MIDAS® 300 and DieseliseR™ products to increase the yield of light cycle oil from refinery FCC units.

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

        Global economic growth, especially in emerging markets, has increased the demand for plastics. As a result, our refinery customers have sought increased profits from petrochemicals by increasing the yield of propylene from their FCC units. Our ZSM-5-based technology, including our OlefinsMax® and OlefinsUltra® products, is designed to maximize the propylene output of FCC units.

        In recent years, many countries and regions, including the U.S., European Union, Russia, India and China have imposed or increased the regulatory limitations on the sulfur content of gasoline and diesel fuel. We have developed a portfolio of products designed to assist refiners in meeting their gasoline sulfur reduction targets including our D-PriSM® and GSR® 5 additives and our SuRCA® and Neptune™ catalyst families.

        Competition in FCC catalysts and additives is based on technology, product performance, customer service and price. Our principal FCC catalyst competitors are Albemarle and BASF which, with Intercat, are also principal competitors in FCC additives. We also have multiple regional competitors for FCC catalysts and additives.

Hydroprocessing Catalysts

        We market hydroprocessing catalysts through ART, our joint venture with Chevron. We established ART to combine our technology with that of Chevron and to develop, market and sell hydroprocessing catalysts to customers in the petroleum refining industry worldwide.

        As discussed above, our business is dependent on the economics of the petroleum industry. Refineries increasingly use feedstocks that have high resid content. We are a leading supplier of hydroprocessing catalysts designed for processing these feedstocks. We offer products for fixed-bed resid hydrotreating, on-stream catalyst replacement, ebullating-bed high-resid feedstock hydrocracking and distillate hydrotreating processes.

        We also offer a full line of catalysts, customized for individual refiners, used in processing ultra-low sulfur content gasoline and diesel fuel, including our SmART Catalyst System® and ApART™ catalyst system. As discussed above, regulatory limitations on the sulfur content of gasoline and diesel fuel are becoming more common. These products are designed to help refiners to reduce the sulfur content of their products.

        Competition in the hydroprocessing catalyst industry is based on technology, product performance, customer service and price. Albemarle and Criterion are our leading global competitors in hydroprocessing catalysts. We also have multiple regional competitors.

Materials Technologies

        We provide enabling technologies that are silica- and silica-alumina-based functional additives and process aids, such as silica gel, colloidal silica, zeolitic adsorbents, precipitated silica and silica-aluminas, for a wide variety of applications. We are a global leader in can and closure sealants that, along with our specialized can, Al-monoblock and closure coatings, we supply to the packaging industry. Or product portfolio includes:

Application	Use	Key Brands
Industrial	Reinforcing agents for rubber and tires	PERKASIL®
	Inorganic binders and surface smoothening aids for precision investment casting and refractory applications	LUDOX®
	Adsorbents for dual pane windows and industrial applications, desiccant granules, beads, powders and bags and polyurethane moisture scavengers	PHONOSORB®, PHONOSORB MTX®, SYLOBEAD®, SYLOSIV®, CRYOSIV®, SAFETYSORB®
	Chemical metal polishing aids and formulations for chemical mechanical planarization/electronics applications	LUDOX®, PoliEdge®
Consumer	Toothpaste abrasives and thickening agents, free-flow agents, anticaking agents, tabletting aids, cosmetic additives and flavor carriers	SYLODENT®, SYLOID® FP™, SYLOBLANC®, ELFADENT®, SYLOID®, SYLOSIV®
	Edible oil refining agents, beer stabilizers and clarification aids for beer, juices and other beverages	DARACLAR®, TriSyl®
Coatings and Print Media	Matting agents, anticorrosion pigments, TiO2 extenders and moisture scavengers for paints and lacquers	SYLOID®, SHIELDEX®, SYLOSIV®, SYLOWHITE™
	Additives and formulations for matte, semi-glossy and glossy ink receptive coatings on high performance ink jet papers, photo paper, and commercial wide-format print media	SYLOJET®, DURAFILL®, LUDOX®
	Paper retention aids, functional fillers, paper frictionizers	DURAFILL®, LUDOX®
Packaging	Can sealants for rigid containers, that ensure a hermetic seal between the lid and the body of beverage, food, aerosol and other cans	DAREX®

	Sealants for metal and plastic bottle closures that are used on pry-off and twist-off metal crowns, as well as roll-on pilfer-proof and plastic closures to seal and enhance the shelf life of food and beverages in glass and plastic bottles and jars	DAREX®, DARAFORM®, DARASEAL®, DARABLEND®, Sincera®, Celox®

	Coatings for metal packaging that are used in the manufacture of cans and closures to protect the metal against corrosion, protect the contents against the influences of metal, ensure proper adhesion of sealing compounds to metal surfaces, and provide base coats for inks and for decorative purposes	DAREX®, Apperta®, Sistiaga®
	Active packaging including oxygen scavenging closure sealants and moisture scavenging silica sachets, polymeric desiccants and desiccants for bottlestopper applications	Celox®, SYLOSORB®, SAFETYSORB®

        Our products are integrated into our customers' manufacturing processes and, when combined with our technical support, increase the efficiency and performance of their products. By working closely with our customers, we help them to respond quickly to the changing needs of brand owners and consumers. We focus on high-growth segments and seek to develop and introduce new products that add additional value to the current and future needs of our customers. For example, our customers have incorporated our products into higher resolution print media, active packaging with oxygen or moisture scavenging functionality, less abrasive high cleaning toothpastes and technologies that are friendly to the environment such as water-based and VOC-compliant coatings, green tires with lower roll resistance and non-toxic anticorrosion protection.

        Our packaging products are designed to address major industry trends such as lighter weight packaging, lower energy consumption, personal convenience, and highly individualized packaging. Our growth is driven by innovation of higher performing products, continuous discovery of new applications, the need for sustainability and rising disposable income in emerging markets. We seek to capitalize upon our technical customer service, global infrastructure and expertise in global regulatory compliance (including food law compliance) to enhance our growth, especially in emerging markets.

        Our Materials Technologies product group is global. Our major competitors include PQ/INEOS, Evonik, UOP and Altana, all of which market their products on a global basis. Competition is generally based on product performance, technical service and reliability, as well as additional value-added features to address the needs of our customers, end-users and brand owners.

Specialty Technologies

Specialty Catalysts and Process Technologies

        We are a leading provider of catalyst systems and catalyst supports to the polyolefins industry for a variety of polyethylene and polypropylene process technologies. These types of catalysts are used for the manufacture of polyethylene and polypropylene resins used in products such as plastic film, high-performance plastic pipe, automobile parts, household appliances and household containers. We use a combination of proprietary catalyst and support technology, as well as technology licensed from third parties, to provide unique catalyst-based solutions to industry, and to provide a broad technology portfolio for enhancing collaboration opportunities with technology leaders.

        Our Magnapore® polymerization catalyst is used to produce high performance polyethylene in the slurry loop process for pipe and film applications. Our POLYTRAK® polymerization catalyst is designed to achieve improved polymer performance, particularly for impact-resistant applications such as automobile bumpers and household appliances.

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

        The specialty catalyst industry is technology-intensive and suppliers must provide products formulated to meet customer specifications. There are many manufacturers of polyolefin and other specialty catalysts including PQ/INEOS, Albemarle, LyondellBasell, Univation and BASF, and most sell their products worldwide.

Discovery Sciences

        We market chromatography and related purification products, pharmaceutical excipients and CO2 adsorbents including:

Products	Key Brands
Flash chromatography systems and consumables	Reveleris®, RevealX™, GraceResolv™
Analytical scale high performance liquid chromatograph (HPLC) columns and detectors	VisionHT™, Vydac®, Alltech®, Alltima™
Preparative scale purification products including media, column hardware, and equipment	Davisil®, Vydac®, MODcol®, Spring®, Multipacker®
Pharmaceutical excipients	Syloid® FP
CO2 adsorbents for anesthesiology and re-breathing applications	Sodasorb®

        Our products are used in a wide range of applications, including drug discovery and purification, for the pharmaceutical and biotechnology industries, environmental analysis, forensics, petrochemical analysis and the manufacture of food, cosmetics, vitamins and biofuels. We also market chromatography consumables and analytical and preparative columns packed with our specialty media. We can modify the base silica and surface chemistry for analytical, preparative and process-scale customers in order to enhance our product performance for their unique applications.

        Our products compete on the basis of product quality, distinct technology and customer support. Competition for these products is highly fragmented with a large number of companies that sell their products on a global and regional basis, although a number of companies, such as Waters Corporation, Agilent Technologies and Thermo-Fisher, have a substantial global position and a relatively large installed customer base.

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

Marketing and Sales

        We use a global organization of technical professionals with extensive experience in refining processes, catalyst development, and catalyst applications to market our Refining Technologies catalysts and additives. These professionals work to tailor our technology to the needs of each specific customer. We generally negotiate prices for our refining catalysts because our formulations are specific to the needs of each customer and each customer receives individual attention and technical service. We generally sell our hydroprocessing catalysts through multiple-year supply agreements with our geographically diverse customer base.

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

        We use a global direct sales force for our other Specialty Catalysts and Process Technologies products that seeks to maintain close working relationships with our customers. These relationships enable us to cooperate with major polymer and chemical producers to develop catalyst technologies that complement their process developments. We have geographically distributed our sales and technical service professionals to make them responsive to the needs of our geographically diverse customers. We typically operate under long-term contracts with our customers.

        Our marketing and research and development functions operate globally. We offer web-based support, including technical service, literature access, customer feedback tools, and process design formulas to assist our specialty catalysts and process technologies customers in determining their needs for our products.

        Seasonality does not have a significant overall effect on our Grace Davison operating segment. However, sales of FCC catalysts tend to be lower in the first calendar quarter prior to the shift in production by refineries from home heating oil for the winter season to gasoline production for the summer season. FCC catalysts and ebullating-bed hydroprocessing catalysts are consumed at a relatively steady rate and are replaced regularly. Fixed-bed hydroprocessing catalysts are consumed over a period of years and are replaced in bulk in an irregular pattern. Since our customers periodically shut down their refining processes to replace fixed-bed hydroprocessing catalysts in bulk, our hydroprocessing catalyst sales to any customer can vary substantially over the course of a year and between years based on that customer's catalyst replacement schedule. Our packaging products and some of our construction-related products such as insulated glass desiccants are affected by seasonal and weather-related factors including the consumption of beverages, the size and quality of food crops and the level of construction activity. These impacts are mitigated by the global nature of this product line.

Raw Materials

        The principal raw materials for Grace Davison products include caustic soda, alumina, rare earths, nickel, aluminum, cobalt, kaolin, molybdenum, sodium aluminate, sodium silicate, resins, rubber and lattices (including certain food-grade raw materials). Multiple suppliers are generally available for each of these materials; however some of our raw materials may be provided by single sources of supply. We seek to mitigate the risk of using single source suppliers by identifying and qualifying alternative suppliers or, for unique materials, by using alternative formulations from other suppliers or by passing price increases on to customers. In some instances, we produce our own raw materials and intermediates.

        Prices for many of our raw materials, including metals and petroleum-based specialty and commodity materials such as resins and solvents, have been volatile in recent years. As in many chemical businesses, we consume significant quantities of natural gas in the production of Grace Davison products. World events and other economic factors have caused volatility in the price of natural gas. Increases or decreases in the cost of natural gas and raw materials can have a significant impact on our operating margins. Since we manufacture a substantial portion of our packaging products in developing countries using raw materials from suppliers in the U.S., Europe and other developed economies, changes in the values of the currencies of these developing countries versus the U.S. dollar and the Euro may adversely affect our raw material costs and the prices we may charge for our products.

Grace Construction Products Operating Segment

        Our Grace Construction Products, or GCP, products include specialty construction chemicals and specialty building materials. GCP manages its business under a geographic organizational structure that focuses on the following regions:

  •
  GCP Americas includes products sold to customers in North, Central and South America;

  •
  GCP Europe includes products sold to customers in Eastern and Western Europe, the Middle East, Africa and India; and

  •
  GCP Asia Pacific includes products sold to customers in Asia (excluding India), Australia and New Zealand.

        The following table sets forth GCP sales by region as a percentage of GCP total revenue.

	2009		2008		2007
	Sales	% of GCP Revenue	Sales	% of GCP Revenue	Sales	% of GCP Revenue
	(In millions)
GCP Americas	$458.4	51.5%	$595.0	51.8%	$587.1	53.1%
GCP Europe*	296.6	33.3%	407.1	35.5%	380.6	34.4%
GCP Asia Pacific	134.6	15.2%	146.3	12.7%	138.3	12.5%

Total GCP Revenue	$889.6	100.0%	$1,148.4	100.0%	$1,106.0	100.0%

*
Includes the Middle East, Africa and India.

        The following table sets forth GCP sales of similar products as a percentage of Grace total revenue.

	2009		2008		2007
	Sales	% of Grace Revenue	Sales	% of Grace Revenue	Sales	% of Grace Revenue
	(In millions)
Specialty Construction Chemicals	$578.1	20.5%	$741.3	22.4%	$744.3	23.9%
Specialty Building Materials	311.5	11.0%	407.1	12.3%	361.7	11.6%

Total GCP Revenue	$889.6	31.5%	$1,148.4	34.7%	$1,106.0	35.5%

        We are a supplier to the nonresidential (commercial and infrastructure) construction industry, and to a lesser extent, the residential construction and repair and restoration industries. The following table shows our principal specialty construction chemicals and specialty building materials products:

Products	Uses	Customers	Key Brands
Concrete admixtures	Concrete admixtures and polymeric fibers are used to reduce the production and in-place costs of concrete, increase the performance of concrete and improve the life cycle cost of the structure.	Ready-mix and precast concrete producers, engineers and specifiers	ADVA®, STRUX®, PolarSet®, Eclipse®
Additives for cement processing
	Cement additives added to the grinding stage of the cement manufacturing process improve the energy efficiency of the plant and enhance the performance of the finished cement. Chromium reducing additives help cement manufacturers in Europe meet environmental regulations.	Cement manufacturers	CBA®, Synchro®, HEA2®, TDA®
Products for architectural concrete
	Products for architectural concrete include surface retarders, coatings, pigments and release agents used by concrete producers and contractors to enhance the surface appearance and aesthetics of concrete.	Precast concrete producers and architects	Pieri®
Admixtures for masonry concrete	Products for masonry concrete are used by block and paver producers for process efficiency and to improve the appearance, durability and water resistance of finished concrete masonry units.	Masonry block manufacturers	Dry-Block®, Optec®, Quantec®
Specialty vermiculite products
	Specialty vermiculite products are used in a wide range of applications making use of vermiculite's insulating properties and its ability to absorb nutrients, primarily in the horticultural, construction, and automotive industries.	Manufacturers of a variety of products, including potting soils, animal feeds, brakes, clutches and fire-rated products	MicroLite®, Verxite™, FRSV™
Structural waterproofing, vapor and air barrier systems
	Structural waterproofing and air barrier systems prevent water, vapor and/or air infiltration in commercial structures. Products include self-adhered sheet and liquid membranes, joint sealing materials, drainage composites and waterstops.	Architects and structural engineers; specialty waterproofing and general contractors; specialty waterproofing distributors	Bituthene®, Procor®, Preprufe®, Perm-A-Barrier®, Adprufe®

Products	Uses	Customers	Key Brands
Residential building materials	Specialty roofing membranes and flexible flashings for windows, doors, decks and detail areas include fully-adhered roofing underlayments, synthetic underlayments and self-adhered flashing.	Roofing contractors, home builders and remodelers; specialty roofing distributors, lumberyards and home centers; homeowners; architects and specifiers	Ice & Water Shield®, Tri-Flex®, Bondera®, Vycor®
Fire protection	Fire protection products are spray-applied to the structural steel frame, encasing and insulating the steel and protecting the building in the event of fire.	Local contractors and specialty subcontractors and applicators; building materials distributors; industrial manufacturers; architects and structural engineers	Monokote®

        In view of this diversity of customers and customer requirements, and because specialty construction chemicals and specialty building materials require intensive sales and customer service efforts, we maintain a direct sales and technical support team with sales personnel based in more than 35 countries worldwide. This sales and support team sells products under global contracts, under U.S. or regional contracts, and on a job-by-job basis. We also use distributors in both domestic and overseas markets. We compete globally with several large construction materials suppliers, and regionally and locally with numerous smaller competitors. In recent years, the cement and concrete industry has experienced some consolidation, thereby increasing the importance of serving well our global customers. For some customer groups, such as producers and contractors, operational efficiency and total applied cost are key factors in making purchasing decisions, while for others, such as architects and engineers, product performance and design versatility are more important.

        Competition for our construction products is based on product performance, technical support and service, brand name recognition in the construction industry and price. Our major global specialty construction chemicals competitors are BASF and Sika.

        We seek to improve our products, adapt them for new applications and add new products through our growth and innovation processes that focus on understanding the needs of our customers, key performance indicators and research and development. We also seek to extend our product portfolio and geographic reach through acquisitions.

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

        The key raw materials used in our specialty construction products are obtained from a variety of suppliers, including commodity chemical producers, petroleum companies and paper manufacturers. The majority of our raw materials are olefins and organic chemicals; we also make significant purchases of inorganic materials such as gypsum, as well as specialty materials including specialty films, papers, membranes and fibers. In most instances, these materials are available from multiple sources. Global supply and demand factors, changes in currency valuations against the U.S. dollar and petroleum prices significantly impacted the price and availability of key raw materials in recent years.

        The construction business is cyclical in response to economic conditions and construction demand. The construction business is also seasonal and dependent on favorable weather conditions, with a decrease in construction activity during the winter months. Demand for our specialty construction products is primarily impacted by global non-residential construction activity and U.S. residential construction activity. We seek to increase profitability and minimize the impact of cyclical downturns in regional economies by introducing technically advanced high-performance products and expanding geographically. Although in recent years these strategies have been successful in reducing the impact of cyclicality, a decline in U.S. and European construction activity in 2007 through 2009 has had a negative impact on our sales in North America and Western Europe.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

        Disclosure of financial information about industry segments and geographic areas for 2009, 2008 and 2007 is provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 21 (Operating Segment Information) to the Consolidated Financial Statements which disclosure is incorporated herein by reference. Disclosure of risks attendant to our foreign operations is provided in this Report in Item 1A (Risk Factors).

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

        We routinely file applications to obtain world-wide patents to protect our investments in innovation, research, and product development. Numerous patents and patent applications protect our products, formulations, manufacturing processes, equipment, and improvements. We also benefit from the use of trade secret information, including know-how and other proprietary information relating to many of our products and processing technologies. There can be no assurance, however, that our patents, patent applications and precautions to protect trade secrets and know-how will provide sufficient protection for our intellectual property. In addition, other companies may independently develop systems or processes that could circumvent our patents or may acquire patent rights applicable to our business.

        Research and development expenses were approximately $70 million, $83 million, and $80 million in 2009, 2008, and 2007, respectively. These amounts include depreciation and amortization expenses related to research and development and expenses incurred in funding external research projects. The amount of research and development expenses relating to government- and customer-sponsored projects (rather than projects that we sponsor) was not material during these periods.

ENVIRONMENT, HEALTH AND SAFETY MATTERS

        We are subject, along with other manufacturers of specialty chemicals, to stringent regulations under numerous U.S. federal, state and local and foreign environment, health and safety laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. Environmental laws require that certain responsible parties, as defined in the relevant statute, fund remediation actions regardless of legality of original disposal or ownership of a disposal site. We are involved in remediation actions to address hazardous wastes or other materials as required by U.S. federal, state and local and foreign laws. During the Chapter 11 proceeding, we generally are not participating in the funding of investigation and remediation at sites that we do not own. Our ultimate liability with respect to many of these sites will be determined as part of the Chapter 11 proceeding.

        We have expended substantial funds to comply with environmental laws and regulations and expect to continue to do so in the future. The following table sets forth our expenditures in the past three years, and our estimated expenditures in 2010 and 2011, for (i) the operation and maintenance of manufacturing facilities and the disposal of wastes; (ii) capital expenditures for environmental control facilities; and (iii) site remediation:

Year	Operation of Facilities and Waste Disposal	Capital Expenditures	Site Remediation
	(In $ millions)
2007	62	9	9
2008	51	5	257	(a)
2009	47	7	8
2010	47	6	16	(b)
2011	49	6	8	(b)

(a)
Includes $252 million payment to the U.S. Government to satisfy all past and future response costs related to the Libby, Montana Superfund Site (excluding the Grace-owned Libby vermiculite mine, see disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 13 (Commitments and Contingent Liabilities) to the Consolidated Financial Statements).

(b)
For 2010 and 2011, amounts are current estimates of ongoing site remediation costs and exclude payments of claims in our Chapter 11 proceeding.

        Additional information about our environmental remediation activities is provided in this Report in Item 3 (Legal Proceedings).

        We continuously seek to improve our environmental, health and safety performance. To the extent applicable, we extend the basic elements of the American Chemistry Council's Responsible Care® program to all our locations worldwide, embracing specific performance objectives in the key areas of management systems, product stewardship, employee health and safety, community awareness and emergency response, distribution, process safety and pollution prevention. We have implemented key elements of the new Responsible Care® Security Code for our operations and systems. We have completed a review of our existing security (including cyber-security) vulnerability and have taken actions to enhance our security systems and protect our assets. We have undertaken certain activities to comply with the Department of Homeland Security (DHS) Chemical Facility Anti-Terrorism Standards, including identifying facilities subject to the standards, conducting security vulnerability assessments and developing site security plans, as necessary.

EMPLOYEE RELATIONS

        As of December 31, 2009, we employed approximately 5,940 persons, of whom approximately 2,650 were employed in the United States. Of our total employees, approximately 3,615 work in Grace Davison facilities, approximately 1,565 work in Grace Construction Products facilities, and approximately 760 are dedicated to corporate activities and/or are shared through globally managed professional groups such as finance, legal services, human resources, information technology, supply chain and environment, health and safety.

        Approximately 755 of our manufacturing employees in the United States are represented for collective bargaining purposes by nine different local collective bargaining groups. We have operated without a labor work stoppage for more than 10 years.

        We have works councils representing the majority of our European sites serving approximately 1,765 employees.

RISK MANAGEMENT

        We have programs in place to address the following significant risks to Grace:

  •
  Disasters—We have disaster recovery plans in effect at key sites, and we have built a certain amount of redundancy into our production plants where feasible. We also have a formalized risk management program, which includes several types and layers of insurance. We are advised by risk management professionals and brokers who are familiar with recent trends in the insurance markets worldwide. The level of insurance carried, and other related aspects such as deductibles, self-insurance levels and policy terms, are monitored by management on a regular basis.

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

  •
  All U.S. employees and many employees outside the U.S. must sign an annual ethics statement in which they renew their commitment to operate ethically and according to the Grace code of conduct. They must also report any actual or potential conflicts of interest for evaluation by management and, if necessary, remediation.

  •
  We have an anonymous toll-free telephone line to report fraudulent or unethical behavior to our Chief Ethics Officer. The direct line is available to all employees worldwide where local law allows such a facility. Any allegation of fraud is required to be reported to the Audit Committee of the Board of Directors.

    •
    Our Internal Audit Department is independent of management and reports functionally to the Chairman of the Audit Committee of the Board of Directors. The department conducts investigations in collaboration with the Chief Ethics Officer when alleged frauds have accounting, financial reporting or fiscal aspects.

    •
    We provide training to personnel in key positions covering topics such as the U.S. Foreign Corrupt Practices Act, the Sarbanes Oxley Act of 2002, and other laws and regulations relating to ethical or legal matters.

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

EXECUTIVE OFFICERS

        See Part III, Item 10 of this Report for information about our Executive Officers.

Item 1A.    RISK FACTORS

        This Report, including the Financial Supplement, contains, and our other public communications may contain, projections or other "forward-looking" information, that is, information related to future, not past, events. Such information generally includes the words "believes," "plans," "intends," "targets," "will," "expects," "anticipates," or similar expressions and includes all statements regarding our Chapter 11 proceeding, expected financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital and other expenditures, competitive positions, growth opportunities for existing products, benefits from new technology and cost reduction initiatives, plans and objectives of management and markets for securities. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking information to prove incorrect. Factors that could cause actual events to materially differ from those contained in the forward-looking statements include those factors set forth below and elsewhere in this Annual Report on Form 10-K. Further, our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking information, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to the projections and forward-

looking information contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

        In addition to general economic, business and market conditions, we are subject to other risks and uncertainties, including, without limitation, the following:

COMPANY RISKS

Our proposed joint plan of reorganization, if confirmed and effective, may substantially impact the value of currently outstanding shares of Grace common stock.

        On February 27, 2009, supported by the Official Committee of Equity Security Holders, the Official Committee of Asbestos Personal Injury Claimants and the legal representative of future asbestos personal injury claimants, as co-proponents, we filed an amended proposed joint plan of reorganization, as further amended, the Joint Plan, with the bankruptcy court that is designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined therein. The Joint Plan may, if confirmed and effective, substantially impact the value of the ownership interests of holders of currently outstanding Grace common stock. Although it is supported by the parties thereto, other parties-in-interest in our Chapter 11 case have objected to several provisions of the Joint Plan. As a result, it is possible that the Joint Plan will not be confirmed by the bankruptcy court or the district court or become effective. Further, the effectiveness of the Joint Plan is subject to the fulfillment of numerous conditions that may not ultimately be fulfilled. One of these conditions is that we raise sufficient funds to pay certain claims in cash. We expect to require up to $850 million in new financing to fund the Joint Plan. If we are unable to obtain the necessary financing on acceptable terms, our emergence from Chapter 11 may be delayed. Until an ultimate plan of reorganization is confirmed and effective, the interests of the holders of Grace common stock remain subject to substantial dilution or cancellation. Accordingly, the value of Grace common stock is highly speculative and any investment in Grace common stock poses a high degree of risk.

If our proposed joint plan of reorganization is not confirmed or does not become effective, the outcome of our Chapter 11 cases could result in the substantial dilution or cancellation of Grace's currently outstanding common stock.

        If our proposed joint plan of reorganization is not confirmed or does not become effective, the outcome of our Chapter 11 cases would depend primarily upon the resolution of our asbestos-related and other contingent liabilities. We would likely return to the bankruptcy court estimation trial that was suspended in April 2008 due to the personal injury settlement. We expect that the estimate resulting from this process would form the basis for a plan of reorganization that would provide for the funding of one or more trusts to which all pending and future asbestos-related claims would be channeled. If the amount of asbestos-related liabilities, as determined through estimation or otherwise, and other liabilities exceeded the assets available for funding, then we likely would issue additional shares of Grace common stock to satisfy such liabilities. The number of shares to be issued could substantially dilute the interests of current shareholders or result in a recapitalization of Grace that would cancel the shares of current shareholders and issue new shares to asbestos and other creditors. Because of this risk of substantial dilution or cancellation, the value of Grace common stock is highly speculative and any investment in Grace common stock poses a high degree of risk.

If objections to the Joint Plan are resolved adversely to Grace and the other proponents of the Joint Plan or if rulings resolving objections favorably to the proponents of the Joint Plan are appealed, conditions to the effectiveness of the Joint Plan may not be satisfied and the timing and terms of our emergence from Chapter 11 could be materially affected.

        The Bankruptcy Court required parties-in-interest who object to the Joint Plan to submit their objections by May 20, 2009. The objections filed generally relate to demands for interest at rates higher than provided for in the Joint Plan, assertions that the Joint Plan impairs insurers' contractual rights, assertions that the Joint Plan discriminates against Libby, Montana personal injury claimants, and the classification and treatment of claims under the Joint Plan. We believe that the Joint Plan complies with the requirements for confirmation under the Bankruptcy Code and we intend to vigorously defend the Joint Plan against these and all other objections. If certain objections were resolved adversely to the Joint Plan proponents, or if rulings by the Bankruptcy Court resolving certain objections favorably to the Joint Plan proponents were appealed, certain conditions to the effectiveness of the Joint Plan, including for example, payments pursuant to the Sealed Air Settlement and the Fresenius Settlement, might not be satisfied and potential lenders might not be willing to provide the new financing that Grace expects to require to fund the Joint Plan. The resolution of these objections and any related appeals could have a material effect on the terms and timing of our emergence from Chapter 11.

The bankruptcy process may disrupt our business.

        We have attempted to minimize the adverse effect of our Chapter 11 reorganization on our relationships with our employees, suppliers, customers and other parties. Nonetheless, our relationships with our customers, suppliers and employees may be adversely impacted and our operations could be materially and adversely affected. In addition, the continuation of our reorganization could negatively affect our ability to attract new employees and retain existing high performing employees.

Chapter 11 limits the flexibility of our management team in running our business.

        While we operate our businesses as debtor-in-possession under supervision by the bankruptcy court, we are required to obtain the approval of the bankruptcy court prior to engaging in activities or transactions outside the ordinary course of business. For example, our strategic plan includes the acquisition of businesses in the specialty chemicals and specialty building materials industries. Such acquisitions generally require bankruptcy court approval if made by the company or its U.S. subsidiaries and affiliates that are parties to the Chapter 11 cases. Bankruptcy court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the bankruptcy court, negotiation with the various creditors' committees and other parties in interest and one or more hearings. The various creditors' committees and other parties in interest may be heard at any bankruptcy court hearing and may raise objections with respect to these motions. This process delays major decisions and limits our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the bankruptcy court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to Grace.

Our financial statements do not reflect the terms of the proposed Joint Plan.

        Our financial statements include estimates of asbestos-related liabilities that are based on the conditions precedent to the amended plan of reorganization that we filed in 2005, the Prior Plan, rather than the Joint Plan. The Prior Plan and the Joint Plan would result in substantially different amounts of the asbestos-related liabilities in our financial statements. When we adjust our financial statements based on the Joint Plan or another plan that is filed and/or confirmed, such adjustments could be material to our consolidated financial position and results of operations.

The proforma and prospective financial information that we filed with the bankruptcy court as an exhibit to the Joint Plan has not been and may not be fully updated to reflect events that occur after that filing and is subject to numerous assumptions.

        We provided proforma and prospective financial information in the exhibits to the Joint Plan filed with the bankruptcy court in compliance with the requirements of the U.S. Bankruptcy Code. That information is not included in or incorporated into this Report. Though we have and may continue from time to time to update some of the information set forth in the proforma and prospective financial information to reflect events that occur after the filing of the Joint Plan with the bankruptcy court, we would not expect to fully update all such information unless required to do so by the U.S. Bankruptcy Code or the bankruptcy court. Further, this information is prepared in a format that may not be comparable to information in our financial statements included in this Report or other Reports filed with the SEC and is subject to numerous assumptions that may not be correct. As a result, investors in Grace common stock should not rely upon the proforma and prospective financial information filed with the bankruptcy court in connection with the Joint Plan.

We may not be able to collect all asbestos-related insurance payments that may be due to us.

        We have insurance coverage for a portion of the asbestos-related claims against us. Under the Joint Plan, insurance policies that provide coverage for asbestos-related claims and proceeds, including interest, received after the date of the personal injury settlement, would be assigned to the personal injury trust established under the Joint Plan. We estimate that, assuming an ultimate payout of asbestos-related claims equal to the $1,700 million of asbestos-related liabilities recorded on our balance sheet, we should be entitled to approximately $500 million of insurance recovery. Accordingly, our December 31, 2009 balance sheet includes a long-term asset for estimated asbestos-related insurance of $500 million. Although this amount pertains only to insurance carriers with which we have asbestos settlement agreements, and/or which are currently solvent, we cannot be sure that all these amounts will be collected. We have entered into a settlement agreement with an underwriter of a portion of our excess insurance coverage. The insurer funded an escrow account for the benefit of the holders of claims that holds approximately $93.5 million, including interest earned on the account as of December 31, 2009. The settlement agreement, as amended in July 2009, provides that unless we confirm a plan of reorganization by December 31, 2013, at the option of the underwriter, exercisable at any time prior to April 30, 2014, the escrow amount with interest must be returned to the underwriter. The timing and amount of future payments from our insurers depends on their continued solvency and the resolution of disputes regarding coverage under the insurance policies as well as the nature and timing of actual claims paid. Because of the significance of our future asbestos-related payments, the receipt of timely and complete payments from our insurers will be important to the success of our reorganization. Under the Joint Plan, insurance policies that provide coverage for asbestos-related claims and proceeds from those policies, including interest, received after the date of the personal injury settlement, would be assigned to the personal injury trust established under the Joint Plan.

We are subject to environmental clean-up fines, penalties and damage claims that have been and continue to be costly.

        Grace is subject to lawsuits and regulatory actions, in connection with current and former operations (including divested businesses), for breaches of environmental laws that seek clean-up or other remedies. Grace is also subject to lawsuits and investigations by public and private parties under various environmental laws in connection with our current and former operations in various states, including with respect to off-site disposal at facilities where Grace has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, commonly referred to as CERCLA.

        We have established accounting accruals for all environmental matters for which sufficient information is available. As we receive new information, our estimated liability may change materially. We do not have sufficient information to accrue for all of Grace's environmental risks, and we cannot be sure that our actual costs will be equal to or less than our current estimates and accruals. Furthermore, it is reasonably possible that costs associated with those environmental matters for which we have established accruals may exceed our current accruals by material amounts. Some or all of our liability in connection with alleged violations of environmental laws may not be discharged upon confirmation of a plan of reorganization.

We are subject to liabilities with respect to businesses that we have divested in the past.

        Over the years, particularly during the 1980s and 1990s, we divested a substantial number of businesses that were not then consistent with our business strategy. With respect to many of these former businesses, we have contractually agreed to indemnify the buyer against liabilities arising prior to the closing of the transaction, including environmental liabilities. In many cases, we have also retained pension liabilities for the current and former employees of these businesses. These obligations would not be discharged under the Joint Plan. We have recorded liabilities with respect to indemnification obligations that we believe are probable and estimable and retained pension liabilities. As we receive additional information or new claims, our recorded liabilities may change materially.

We have unfunded and underfunded pension plan liabilities. We will likely require current and future operating cash flow to fund the shortfall. We have no assurance that we will generate sufficient cash flow to satisfy these obligations.

        We maintain U.S. and non-U.S. defined benefit pension plans covering employees who meet age and service requirements. Our net pension liability and cost is materially affected by the discount rate used to measure pension obligations, the longevity and actuarial profile of our workforce, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change in the expected rate of return on plan assets. For example, our U.S. advance-funded pension plans, which collectively have the largest asset base of our advance-funded plans and a targeted asset allocation of 60% equities and 40% bonds, experienced an overall decline of 26% in 2008 and an overall increase of 23% in 2009. Assets available to fund the pension benefit obligation of the U.S. advance-funded pension plans at December 31, 2009 were approximately $658 million, or approximately $359 million less than the measured pension benefit obligation. In addition, any changes in the discount rate could result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost in the following years.

The global scope of our operations subjects us to the risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations.

        We conduct a substantial portion of our business outside of the United States, with approximately 69% of our 2009 sales to non-U.S. customers. We currently have many production facilities, research and development facilities and administrative and sales offices located outside North America, including facilities and offices located in Europe, the Middle East, Africa, Asia and Latin America. We expect non-U.S. sales to continue to represent a significant portion of our revenue. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in non-U.S. operations include the following:

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

  •
  we may be affected by unexpected adverse changes in foreign laws or regulatory requirements; and

  •
  unanticipated events, such as geopolitical changes, could adversely affect these operations.

        Our success as a global business will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we do business.

We are exposed to currency exchange rate changes that impact our profitability.

        We are exposed to currency exchange rate risk through our U.S. and non-U.S. operations. Fluctuations in currencies of other countries, especially the Euro, may materially affect our operating results. For example, changes in currency exchange rates may affect the relative prices at which we and our competitors sell products in the same region and the cost of materials used in our operations. A substantial portion of our net sales and assets are denominated in currencies other than the U.S. dollar. When the U.S. dollar strengthens against non-U.S. currencies, at a constant level of business, our reported non-U.S. sales, earnings, assets and liabilities are reduced because the non-U.S. currencies translate into fewer U.S. dollars.

        We incur a currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a currency different from the operating subsidiary's functional currency. Given the volatility of exchange rates, we may not be able to manage our currency transaction risks effectively, or volatility in currency exchange rates may expose our financial condition or results of operations to a significant additional risk.

Our ability to use tax deductions to reduce future tax payments may be limited if there is a change in ownership of Grace or if Grace does not generate sufficient U.S. taxable income.

        Our ability to use future tax deductions, including net operating losses and deductions for the payments contemplated in the Joint Plan (including the deferred payments), may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, if we undergo an ownership change as a result of future changes in the ownership of outstanding Grace common stock. In addition, our ability to use future tax deductions is dependant on our ability to generate sufficient future taxable income in the U.S. In order to preserve these future tax deductions, the bankruptcy court has approved trading restrictions on Grace common stock until the effective date of a plan of reorganization. These restrictions prohibit (without the consent of Grace) a person from acquiring more than 4.75% of the outstanding Grace common stock or, for any person already holding more than 4.75%, from increasing such person's holdings. The Joint Plan provides that under certain circumstances, the Board of Directors would have the authority to impose restrictions on the transfer of Grace stock with respect to certain 5% shareholders in order to preserve these future tax deductions.

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

        Our operating segments are sensitive to the cyclical nature of the industries they serve. Our hydroprocessing catalyst product line and other hydroprocessing catalyst suppliers have experienced alternating periods of inadequate capacity and excess capacity for their products. Periods of inadequate capacity, including some due to raw material shortages, have usually resulted in increased selling prices and operating margins. This has often been followed by periods of capacity additions, which have resulted in declining capacity utilization rates, selling prices and operating margins. Our construction business is cyclical in response to economic conditions and construction demand and is also seasonal and dependent on favorable weather conditions, with a decrease in construction activity during the winter months.

Prices for certain raw materials and energy are volatile; we may not be able to pass through increases in costs and expenses for raw materials and energy or maintain our current pricing levels which may hurt our profitability.

        We use metals, significant amounts of natural gas and petroleum-based materials, including both specialty and commodity materials such as resins and solvents, in the manufacture of our products. Prices for these materials have fluctuated significantly in recent years. To the extent raw material and energy prices increase and we are unable to pass through such price increases to our customers, our operating profit and results of operations may decline.

A substantial portion of our raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change.

        We attempt to manage exposure to price volatility of major commodities through:

  •
  long-term supply contracts;

  •
  contracts with customers that permit adjustments for changes in prices of commodity-based materials and energy;

  •
  forward buying programs that layer in our expected requirements systematically over time; and

  •
  limited use of financial instruments.

        Although we regularly assess our exposure to raw material price volatility, we cannot always predict the prospects of volatility and we cannot always cover the risk in a cost effective manner.

        We have a policy of maintaining, when available, multiple sources of supply for raw materials. However, certain of our raw materials may be provided by single sources of supply. We may not be able to obtain sufficient raw materials due to unforeseen developments that would cause an interruption in supply. Even if we have multiple sources of supply for raw materials, these sources may not make up for the loss of a major supplier.

We spend large amounts of money for environmental compliance in connection with our current and former operations.

        As a manufacturer of specialty chemicals and specialty materials, we are subject to stringent regulations under numerous U.S. federal, state, local and foreign environmental, health and safety laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. We have expended substantial funds to comply with such laws and regulations and have established a policy to minimize our emissions to the environment. Nevertheless, legislative, regulatory and economic uncertainties (including existing and potential laws and regulations pertaining to climate change) make it difficult for us to project future spending for these purposes and if there is an acceleration in new regulatory requirements, we may be required to expend substantial additional funds to remain in compliance.

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

Some of our employees are unionized, represented by workers' councils or employed subject to local laws that are less favorable to employers than the laws in the United States.

        As of December 31, 2009, we had approximately 5,940 global employees. Approximately 750 of our approximately 2,650 U.S. employees are unionized. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws in the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by workers' councils that have co-determination rights on any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Collective bargaining agreements with unions representing employees at several of our facilities are scheduled to expire during 2010 and we expect that they will require renegotiation. A strike, work stoppage or slowdown by our employees or significant dispute with our employees, whether or not related to these negotiations, could result in a significant disruption of our operations or higher ongoing labor costs.

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

        Our Grace Davison operating segment operates out of 38 facilities in the following regions:

Region	Number of Facilities
North America	13
Europe Middle East Africa	12
Asia Pacific	11
Latin America	2

        Our largest Grace Davison facilities are located in Baltimore, Maryland; Lake Charles, Louisiana; and Worms, Germany.

        Our Grace Construction Products operating segment operates out of 55 facilities in the following regions:

Region	Number of Facilities
North America	22
Europe Middle East Africa	14
Asia Pacific	16
Latin America	3

        Our largest GCP facilities are located in Cambridge, Massachusetts and Chicago, Illinois. Because of the nature of our GCP products, GCP requires a greater number of facilities to service our customers than Grace Davison. Also, these facilities are generally smaller and less capital intensive than our Grace Davison facilities. For information on our net properties and equipment by region and country, see disclosure set forth in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 21 (Operating Segment Information) to our Consolidated Financial Statements which disclosure is incorporated herein by reference.

Item 3.    LEGAL PROCEEDINGS

CHAPTER 11 PROCEEDINGS

        Disclosure provided in this Report in Item 1 (Business) under the caption "Chapter 11 Filing" and in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 1 (Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies), under the caption "Voluntary Bankruptcy Filing," Note 2 (Chapter 11 Information) and Note 3 (Asbestos-Related Litigation) to the Consolidated Financial Statements is incorporated herein by reference.

ASBESTOS LITIGATION

        Disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 2 (Chapter 11 Information) and Note 3 (Asbestos-Related Litigation) to the Consolidated Financial Statements is incorporated herein by reference.

ENVIRONMENTAL INVESTIGATIONS, CLAIMS AND CIVIL PROCEEDINGS

        Disclosure provided in this Report in Item 1 (Business) under the caption "Environmental, Health and Safety Matters" and Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 13 (Commitments and Contingent Liabilities), under the caption "Environmental Remediation," to the Consolidated Financial Statements is incorporated herein by reference.

        The Environmental Protection Agency, EPA, has compiled an investigation list of over 250 sites, Vermiculite Sites, that at one time used, stored, or expanded vermiculite concentrate that originated from the Grace vermiculite mine in Libby, Montana. Grace currently operates or formerly operated 53 of these sites, Grace Vermiculite Sites, and never owned or operated the remaining sites, non-Grace Vermiculite Sites. Prior to 2009, EPA identified 17 of the 53 Grace Vermiculite Sites as requiring remedial action. Grace, EPA and/or other potentially responsible parties have conducted investigations and/or remedial actions at all 17 of these sites. Also prior to 2009, EPA made claims against Grace with respect to 11 of the 17 Grace Vermiculite Sites and three non-Grace Vermiculite Sites. Ten of EPA's 11 Grace Vermiculite Site claims and the three EPA non-Grace Vermiculite Site claims are resolved by the Multi-Site Agreement. Grace is negotiating a settlement agreement in cooperation with EPA at the Grace Vermiculite Site that is not resolved by the Multi-Site Agreement.

During 2009, EPA notified Grace with respect to an additional Grace Vermiculite Site, not included in the 17 sites described above, at which EPA has conducted remediation. Grace has reached a tentative settlement with EPA for its remediation costs for this site and the tentative settlement amount is included in Grace's recorded environmental liability. Also during 2009, Grace learned that EPA may reinvestigate approximately 100 former or currently operating expansion plants included in the investigation list described above. Of these expansion plants, seven are currently owned by Grace. Grace is unable to determine the possible results of any reinvestigation and whether it may result in additional claims by EPA.

        In addition, the Agency for Toxic Substances and Disease Registry ("ATSDR") of the Centers for Disease Control and Prevention, an agency of the U.S. Department of Health and Human Services, has conducted health consultations at: (i) 23 of the 53 Grace Vermiculite Sites; and (ii) an additional five non-Grace Vermiculite Sites. ATSDR has conducted health screenings for current and former Grace employees and their household contacts at four of these locations. The cost of the health consultations are resolved through the Multi-Site Agreement. Grace's estimate of the cost of the health screenings is included in Grace's recorded environmental liability. Although these health consultations and screenings may result in asbestos-related personal injury claims, the proposed joint plan of reorganization provides that all future asbestos-related personal injury claims would be channeled for resolution to an asbestos trust to be established under Section 524(g) of the U.S. Bankruptcy Code.

LITIGATION RELATED TO FORMER PACKAGING AND MEDICAL CARE BUSINESSES

        Disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 2 (Chapter 11 Information), under the caption "Litigation Proceedings in Bankruptcy Court," to the Consolidated Financial Statements is incorporated herein by reference.

TAX CLAIMS

        Disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 10 (Income Taxes) to the Consolidated Financial Statements is incorporated herein by reference.

OTHER CLAIMS RECEIVED PRIOR TO THE CHAPTER 11 BAR DATE

        Disclosure provided in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 2 (Chapter 11 Information) under the caption "Plans of Reorganization" to the Consolidated Financial Statements is incorporated herein by reference.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        This Item is inapplicable, as no matters were submitted to a vote of our security holders during the fourth quarter of 2009.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Except as provided below, the disclosure required by this Item appears in the Financial Supplement, under the heading "Selected Financial Data" opposite the caption "Other Statistics—Common shareholders of record," and in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement in Note 17 (Shareholders' Equity (Deficit)) and Note 24 (Quarterly Summary and Statistical Information (Unaudited)), opposite the caption "Market price of common stock," to the Consolidated Financial Statements and is incorporated herein by reference.

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

        The terms of the rights may be amended by the Board of Directors without the consent of the holders of the rights. The rights, which will remain outstanding under the proposed joint plan of reorganization, expire on March 30, 2018.

        This summary of the rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which has been filed with the SEC.

DIVIDENDS ON GRACE COMMON STOCK

        We are not permitted to pay dividends on Grace common stock while we are in bankruptcy and have not done so since the filing of our bankruptcy petitions in 2001. Following emergence from bankruptcy, we may be subject to covenants in connection with our financing arrangements that limit or prevent us from paying dividends for the foreseeable future. Furthermore, it is likely that following our emergence from bankruptcy, our board of directors will decide to reinvest our operating cash flow in our business rather than paying dividends.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        Our debt obligations, global operations, and our raw materials and energy requirements expose us to various market risks. We use derivative financial instruments to mitigate certain market risks. The following is a discussion of our primary market risk exposures, how those exposures are managed, and certain quantitative data pertaining to our market risk sensitive instruments.

Interest Rate Risk

        Interest rate fluctuations directly affect interest expense and cash to be paid out in the form of interest payments on variable-rate debt, and can potentially lead to changes in the market value of the associated variable-rate debt.

        We have $500.0 million of outstanding pre-petition variable-rate borrowings under bank credit agreements, and interest is accrued on this debt based on the prime rate. Due to our Chapter 11 filing, interest accrued on pre-petition debt is added to the principal balance. As of December 31, 2009 and 2008, total interest accrued on this debt and added to the $500.0 million principal was $350.6 million and $323.5 million, respectively. If the prime rate were to vary in the near-term by one percentage point, the effect would be to increase or decrease interest expense and accrued interest on outstanding principal by approximately $8.7 million over the twelve-month period ending December 31, 2010.

        We do not currently use derivative instruments to mitigate interest rate risk.

Currency Exchange Rate Risk

        Because we do business in over 40 countries, our results of operations are exposed to fluctuations in currency exchange rates. We seek to minimize exposure to these fluctuations by matching revenue streams in volatile currencies with expenditures in the same currencies, but it is not always possible to do so. From time to time, we use financial instruments such as currency forward contracts, options, or combinations of the two to reduce the risk of certain specific transactions. However, we do not have a policy of hedging all exposures, because management does not believe that such a level of hedging would be cost-effective. We do not hedge translation exposures that are not expected to affect cash flows in the near-term. Significant uses of derivatives to mitigate the effects of changes in currency exchange rates are as follows:

        In November 2007, we executed intercompany loans in the aggregate amount of €250 million (Euros) between our principal U.S. operating subsidiary and a newly established German subsidiary as part of a legal restructuring. In conjunction with the loans, our U.S. subsidiary entered into a series of currency forward contracts in order to fix the dollar/euro exchange rate that will apply to convert euro principal payments under loans to dollars. The forward contracts are aligned with the anticipated payment dates of the intercompany loans, which extend from June 2010 through November 2013. The total amount outstanding under the intercompany loans was €247.8 million as of December 31, 2009 (approximately $355.5 million). Currency fluctuations on these loans and the related forward contracts are recorded as components of operating results.

        The following tables provide information about our significant currency forward exchange agreements as of December 31, 2009 and 2008, specifically, the notional, or contract, amounts (in millions of U.S. dollars), and weighted average exchange rates (U.S. dollars to Euros) by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The fair values represent the fair value of the derivative contracts, and are presented as other assets or other liabilities and allocated between current and non-current, as appropriate, in the Consolidated Balance Sheets.

	Euro Forward Contracts—December 31, 2009 Expected Maturity Date
Currency Forward Exchange Agreements	2010	2011	2012	2013	Total	Fair Value
Contract amount	143.2	72.5	72.6	72.9	361.2	4.2
Average contractual exchange rate	1.46	1.45	1.45	1.46	1.46	N/A

	Euro Forward Contracts—December 31, 2008 Expected Maturity Date
Currency Forward Exchange Agreements	2009	2010	2011	2012	2013	Total	Fair Value
Contract amount	72.7	72.5	72.5	72.6	72.9	363.2	21.0
Average contractual exchange rate	1.45	1.45	1.45	1.45	1.46	1.45	N/A

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

        We have implemented a risk management program under which our goal is to hedge natural gas and aluminum supply in a way that provides protection against price volatility of the natural gas and aluminum markets. In order to mitigate volatile natural gas and aluminum prices, we have entered into fixed price swaps to hedge a portion of our natural gas and aluminum requirements.

        The following tables provide information about our commodity derivatives. For natural gas commodity derivatives, contract volumes, or notional amounts, are presented in millions of British thermal units (MMBtu), weighted average contract prices are presented in U.S. dollars per MMBtu, and the total contract amount and fair value are presented in millions of U.S. dollars. For aluminum commodity derivatives, contract volumes, or notional amounts, are presented in millions of pounds, weighted average contract prices are presented in U.S. dollars per pound, and the total contract amount and fair value are presented in millions of U.S. dollars. The fair values represent the fair value of the derivative contracts. The fair value for swaps represents the excess of the variable price (market price) over the fixed price (pay price) multiplied by the nominal contract volumes. All commodity derivative instruments mature within twelve months.

	Commodity Derivatives—December 31, 2009
Type of Contract	Contract Volumes	Weighted Average Price	Total Contract Amount	Fair Value
Natural Gas Swaps	3.1	5.62	17.4	0.1
Aluminum Swaps	3.1	0.96	3.0	0.3

	Commodity Derivatives—December 31, 2008
Type of Contract	Contract Volumes	Weighted Average Price	Total Contract Amount	Fair Value
Natural Gas Swaps	4.7	8.36	39.5	(10.8)

        The fair value of commodity swaps derivative contracts are presented as other assets or other liabilities and allocated between current and non-current, as appropriate, in the Consolidated Balance Sheets. Our forward contracts for natural gas and aluminum qualify for the normal purchases and normal sales exception from ASC 815, as they do not contain net settlement provisions, and result in physical delivery of natural gas and aluminum from suppliers. Therefore, the fair values of these contracts are not recorded in our Consolidated Balance Sheets.

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

        There was no change in Grace's internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, Grace's internal control over financial reporting.

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

Name and Age	Office	First Elected
John F. Akers (75)	Class II Director	05/09/97
H. Furlong Baldwin (78)	Class I Director	01/16/02
Ronald C. Cambre (71)	Class III Director	09/01/98
Alfred E. Festa (50)	Class II Director	09/08/04
	Chairman of the Board	01/01/08
	President and Chief Executive Officer	06/01/05
Marye Anne Fox (62)	Class I Director	05/10/96
John J. Murphy (78)	Class II Director	05/09/97
Christopher J. Steffen (68)	Class I Director	11/01/06
Mark E. Tomkins (54)	Class III Director	09/06/06
Thomas A. Vanderslice (78)	Class I Director and Lead Independent Director	05/10/96
D. Andrew Bonham (49)	Vice President & President, Grace Construction Products	09/11/07
William M. Corcoran (60)	Vice President, Public and Regulatory Affairs	06/01/99
Hudson La Force III (45)	Senior Vice President & Chief Financial Officer	04/01/08
W. Brian McGowan (60)	Senior Vice President	07/09/98
Gregory E. Poling (54)	Vice President & President, Grace Davison	03/03/05
Mark A. Shelnitz (51)	Vice President, General Counsel & Secretary	04/27/05
Pamela K. Wagoner (46)	Vice President & Chief Human Resources Officer	07/13/09

        Paul J. Norris resigned as a director of Grace effective February 5, 2010.

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

        Mr. Cambre is retired Chairman of the Board and Chief Executive Officer of Newmont Mining Corporation. He joined Newmont as Vice Chairman and CEO in 1993 and retired as CEO in 2000 and as Chairman in 2001. Mr. Cambre is Chairman of the Board of McDermott International, Inc. He is also a director of Cliffs Natural Resources Inc.

        Mr. Festa joined Grace in 2003 as President and Chief Operating Officer. He was elected Chief Executive Officer in 2005 and Chairman in January 2008. Prior to joining Grace, Mr. Festa was a partner of Morganthaler Private Equity Partners, a venture capital and buyout firm from 2002 to 2003. From 2000 to 2002, he was with ICG Commerce, Inc., a private company providing on-line procurement services, where he last served as President and Chief Executive Officer. Prior to that, he served as Vice President and General Manager of AlliedSignal's (now Honeywell) performance fibers business. Mr. Festa is a director of NVR, Inc., a publicly held home builder.

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

        Messrs. Corcoran, McGowan, Poling and Shelnitz have been actively engaged in Grace's business for the past five years. Mr. Poling served as a director of Foamex International, Inc until January 2010.

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

        Ms. Wagoner joined Grace in 2009 as Vice President and Chief Human Resources Officer. Prior to joining Grace, she was Senior Vice President, Human Resources at Host Hotels & Resorts, Inc. since 2003.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under Section 16 of the Securities Exchange Act of 1934, as amended, our directors, certain of our officers, and beneficial owners of more than 10% of the outstanding Grace common stock are required to file reports with the SEC concerning their ownership of and transactions in Grace common stock or other Grace securities; these persons are also required to furnish us with copies of these reports. Based upon the reports and related information furnished to us, we believe that all such filing requirements were complied with in a timely manner during and with respect to 2009.

Code of Ethics for Principal Officers

        The Board of Directors and the Audit Committee have adopted Business Ethics and Conflicts of Interest policies, which apply to all of our directors, officers, and employees, including our principal officers. These policies are accessible through our Internet website, www.grace.com/About/Leadership/Governance/, and are available in hard copy, free of charge, by contacting Grace Shareholder Services at 410-531-4167. We granted no waivers to these policies during 2009. We intend to promptly post on our website any amendments or waivers to these policies affecting any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

        The Board of Directors has designated eight Grace officers (including the five executive officers named in the Summary Compensation Table) as "executive officers." The executive officers include the Chief Executive Officer (CEO), Chief Financial Officer and vice presidents who are in charge of operating segments or principal functions or who have policy-making authority for Grace. The Board of Directors has delegated authority for administering the compensation program for executive officers and other members of senior management to the Compensation Committee. The Board has appointed all of the independent members of the Board to serve as members of the Compensation Committee.

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

        We are responsible for reviewing and approving all executive officers' compensation, including:

  •
  base salary;

  •
  annual incentive compensation;

  •
  long-term incentive compensation;

  •
  employment agreements;

  •
  severance arrangements;

  •
  change-in-control agreements; and

  •
  any special or supplemental benefits not generally available to salaried employees.

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

        We receive advice and legal and administrative assistance from the Grace human resources department and legal services group in meeting our responsibilities. We also have authority to retain advisors from outside of Grace. During 2009, we used the services of Towers Watson, a human resources consulting firm, and we expect to continue working with Towers Watson during 2010. We instructed Towers Watson to compile competitive compensation data and, based upon such data, to recommend ranges of annual and long-term compensation that are consistent with our compensation philosophy and objectives as discussed below. We also asked Towers Watson to provide suggestions and alternatives regarding the form of various elements of executive compensation. We expect Towers Watson and Grace executive officers, including the CEO, General Counsel and Chief Human Relations Officer, and their respective subordinates, to meet, exchange information and otherwise cooperate in the performance of their respective duties outside committee meetings. During 2009, Towers Watson provided consulting services to Grace in connection with employee benefit plans.

Overview of Compensation Elements

        The following table outlines the major elements of compensation in 2009 for the executive officers named in the Summary Compensation Table:

Compensation Element	Definition	Rationale
Base Salary	Fixed cash compensation paid twice monthly	Payment for completion of day-to-day responsibilities
Annual Incentive Compensation Program	Variable cash compensation earned by annual personal performance and Grace's achievement of pre-established annual performance goals	Builds accountability for annual goals for Grace and individual executives
Long-Term Incentive Compensation Program (Cash-Based)	Variable, cash compensation that is earned when pre-established three-year financial goals are achieved	Aligns long-term interests of executive officers and shareholders
Forfeiture provisions encourage retention
Long-Term Incentive Compensation Program (Equity-Based)	Equity compensation with staggered vesting that increases in value with increases in share price	Aligns long-term interests of executive officers and shareholders
Forfeiture provisions encourage retention
U. S. Defined Contribution Retirement Plans	Savings and Investment (S&I) Plan (401(k))	Qualified defined contribution plan is a standard tax-qualified benefit generally offered to U.S. employees subject to limitations on compensation and benefits under the Internal Revenue Code
	S&I Plan Replacement Payment Program (nonqualified)	Restores benefits that are limited by the Internal Revenue Code in the qualified plan for most highly-paid executives
U. S. Defined Benefit Retirement Plans	Qualified Pension Plan	Qualified pension plan is a standard tax-qualified benefit generally offered to U. S. employees subject to limitations on compensation and benefits under the Internal Revenue Code
	Supplemental Executive Retirement Plan	Restores benefits that are limited by the Internal Revenue Code in the qualified plan for most highly-paid executives

Executive Compensation Philosophy and Objectives

General

        The key objective of the Grace executive compensation program is to enable Grace to compete effectively with other firms in attracting, motivating and retaining the executives that Grace needs to ensure its future growth and business success. We intend the incentive compensation portion of the program to align closely the financial interests of Grace executives with those of Grace's stakeholders (including creditors, security holders and others with an interest in the Chapter 11 proceedings as required by the Bankruptcy Code). Because senior executives have a substantial ability to influence business success, we believe that the portion of compensation that is at-risk based on corporate performance should increase as the level of responsibility of the executive increases. We also expect the executive compensation programs to be consistent with a culture of ethical conduct, personal integrity and compliance with Grace policies and applicable law. We require executives to set an example for employees and other Grace business associates in emphasizing the Grace Core Values in their daily business conduct. The Grace Core Values consist of a commitment to teamwork, performance, integrity, speed and innovation, and are the foundation of the Grace corporate culture.

        The Grace executive compensation program is designed to reward executives for the achievement of corporate goals and objectives, taking into account both individual performance and contributions to the overall success of Grace. The individual performance evaluation is based on our assessment of an executive officer's leadership, technical skill, management and operational performance, and potential to contribute to Grace's future success. In evaluating executive officers other than the CEO, we receive substantial input from the CEO. The CEO proposes compensation levels for the other executive officers and, although not a member of the committee, attends our meetings and participates in our deliberations regarding compensation levels for the other executive officers. The CEO is excused from deliberations regarding his own compensation and executive sessions. At the request of the CEO, we would very likely hold a special meeting of the committee.

        Once we have completed an evaluation of an executive's overall performance, we review the executive's existing compensation and compensation potentially payable to the executive. Due to the modest value of outstanding stock options held by Grace executives prior to 2009 (we did not grant stock options from the time of Grace's entry into Chapter 11 in April 2001 until 2008), we have not considered an executive's outstanding equity-based awards in setting future compensation. We then consult with Towers Watson for an assessment of the competitiveness of Grace executive officer compensation relative to certain benchmark companies in the chemicals, materials and specialty chemicals industry that we deem our peer group for compensation purposes, and relative to certain broad industry data. We selected the benchmark companies as our compensation peer group based upon our judgment regarding the likelihood that they would compete with us for executive talent and the availability of public information regarding their compensation practices. We periodically review the composition of our compensation peer group to ensure that it remains relevant. For 2009, the compensation peer group consisted of:

Albemarle	Hercules
Cabot	International Flavors & Fragrances
Eastman Chemical	PPG Industries
EcoLab	Rohm & Haas
Fuller (H.B.)	Sigma-Aldrich

        The broad industry data that we generally review is included in studies produced by Towers Watson and Mercer, Hewitt for any given compensation year. The chemicals and non-durable goods sections of these surveys were used, in each case, adjusted to reflect Grace's sales. This data is used as a secondary reference for executive officer compensation, largely as a check on the compensation peer group levels, as well as to determine if there are any identifiable non-industry trends in compensation.

        For 2009, we intend that the annual compensation paid to Grace executives (consisting of salary plus annual incentive compensation) and long-term incentive compensation fall within a range that approximates the 50th percentile of the practices of the compensation peer group companies and broad industry data when performance objectives are achieved. We selected this percentile target because it is generally consistent with the historical practices of the compensation peer group. For 2009, we reduced the target for long-term incentive compensation from the 60th percentile to the 50th percentile as part of our effort to reduce costs in the face of the broad economic slowdown. We intend to reevaluate our targets for annual and long-term compensation for 2010. In applying these targets, we do not base our decision on a mathematical analysis of the available data; rather, we use our judgment after considering all available information. If performance objectives are exceeded, we believe that incentive compensation should be above these levels, and when performance objectives are not achieved, incentive compensation should be below these levels.

        Following the Grace Chapter 11 filing in 2001, we discontinued the use of equity-based compensation that had been a traditional element of the Grace long-term incentive programs and granted solely cash-based awards. In April 2008, due to developments in the Grace Chapter 11 case, culminating in Grace's proposal of a joint plan of reorganization that contemplates outstanding Grace Common Stock will remain outstanding and holders of outstanding Grace Common Stock will control Grace following emergence, we decided to once again grant equity-based incentive compensation as part of the 2008-2010 Long-Term Incentive Program, or LTIP. As the Grace Chapter 11 case continued to progress through 2008 and into 2009, we determined to also include equity-based compensation in the 2009-2011 LTIP. While we have used equity compensation to directly align the interests of our management team with the interests of Grace shareholders, we recognize that the stock of any company in Chapter 11 is highly speculative and may reflect developments in the company's bankruptcy case rather than the operating performance of its business, accordingly, we retained performance-based awards payable in cash as a significant portion of the 2009-2011 LTIP. We have requested that the Corporate Secretary inform the committee if an executive officer wishes to enter into any transaction involving Grace securities.

        For purposes of the cash portion of the Grace annual and long-term incentive compensation programs, we believe that income before interest and taxes is generally the best indicator of the performance of the Grace business. Income before interest and taxes includes the factors that the executive team generally has the ability to affect and excludes the cost of capital and tax rates that we believe are generally unrelated to business performance or management control. However, this income measure is significantly affected by other factors that Grace executives are generally unable to influence such as the substantial costs of the Chapter 11 cases, legacy liabilities, and pension income and expense. As a result, our performance metric for cash incentive compensation purposes is Core EBIT (calculated as described in this Report in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) in the Financial Supplement) adjusted to eliminate the effect of: changes in pension expense (related to core operations) and LTIP expense from year to year; and, for the LTIP, the effect of major acquisitions or divestments. We generally refer to this performance metric as Core EBIT, as adjusted. Grace core operations are comprised of the financial results of Grace Davison, Grace Construction Products, and the costs of corporate activities that directly or indirectly support their business operations.

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

        We believe the CEO's compensation should be higher than the compensation of other executive officers because the CEO is uniquely positioned to influence all aspects of Grace's operations and performance and the resulting return to our shareholders. In addition, we believe there exists a robust competition for effective CEO talent among companies the size of Grace and, in this environment, a competitive compensation package is essential for retention. Our view is consistent with the practices of the compensation peer group companies and the broad industry data that we have reviewed.

Base Salary

        To ensure comparability with other companies, as well as consistency and uniformity within Grace, all management positions have been assigned to salary ranges based upon broad industry data. Individual salaries and salary increases for executive officers are set within the salary ranges based on the median annual base salaries paid to individuals who hold comparable positions at the compensation peer group companies, salary levels of peers and subordinates within Grace, individual performance and the amount budgeted for salary increases. Although these factors apply to Mr. Festa, his base salary is also subject to the terms of his employment agreement. Grace executives are generally eligible for annual salary reviews.

        For 2009, Grace established a guideline for base salary merit increases applicable to Grace U.S. salaried employees. As a cost control measure due to the broad economic slowdown in 2009, we imposed a freeze in base salary on senior executives, including the named executive officers, and certain other highly compensated employees. We made an exception to this policy for Mr. Bonham, who received a base salary increase of 6.7% in order to align his base salary to competitive market rates based on comparable positions at the compensation peer group companies and additional data applicable to geographic regions relevant to Grace's operations.

Annual Incentive Compensation

        The Annual Incentive Compensation Program, or AICP, is a cash-based pay-for-performance incentive program. Its purpose is to motivate and reward executive officers, and other upper- and middle-level employees, for their contributions to Grace performance and align their financial interests with those of Grace shareholders by making a significant portion of their annual compensation variable and dependent upon Grace's annual financial performance. The amount of an individual incentive award payment under the AICP is based upon:

  •
  the individual's annual incentive target amount;

  •
  the funding of the AICP incentive pool based on Grace performance and any changes we make in the exercise of our discretion; and

  •
  the individual's personal performance.

        The AICP targets for the named executive officers (other than Mr. Festa) for 2009 range from 65% to 80% of base salary and actual awards may range from $-0- to an amount equal to twice the target amount, based on the factors described above. The AICP targets for executive officers are generally set within the target range based on the median annual bonus paid to individuals who hold comparable positions at the compensation peer group companies. Although these factors also apply to Mr. Festa, his AICP target is also subject to the terms of his employment agreement, which requires a minimum AICP target of 100% of base salary. For 2009, Mr. Festa's AICP target was 100% of base salary.

        Due to the broad economic slowdown in 2008 and 2009 and Grace's progress toward emergence from Chapter 11, we reevaluated the AICP for 2009 and modified its structure from the AICP that has been in place for the last few years. In order to support the Board of Directors' dual objectives of raising cash to implement the provisions of the Joint Plan and maintaining earnings under difficult conditions, we included both an earnings measure and a cash generation measure as the performance measures for the 2009 AICP. For the earnings performance measure, we continued to use Core EBIT, as adjusted, as we have in previous AICPs. We generally refer to the related AICP objective as the Core EBIT Target. For the cash generation measure, we use Adjusted Operating Cash Flow, the metric Grace management generally uses to measure Grace's performance in generating cash (calculated as described in this Report in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) in the Financial Supplement). We generally refer to the related AICP objectives as Cash Flow Targets. For 2009, we adjusted downward the calculation of Adjusted Operating Cash Flow, solely for the AICP calculation, to eliminate the effect of certain events. Included in these events was the cash flow effect of the restructuring and deconsolidation of Advanced Refining Technologies LLC, Grace's joint venture with Chevron Products Company.

        For 2009, we apply the performance measures to determine the size of the AICP incentive pool as follows:

Core EBIT Target (in millions)	Cash Flow Targets (in millions)	Portion of AICP Incentive Pool Earned
Less than $239.8*	N/A	0%
Equal to or Greater than $239.8	Less than $300	0%
Equal to or Greater than $239.8	$300	25%
Equal to or Greater than $239.8	$400	100%
Equal to or Greater than $239.8	$540	200%

*
Eighty percent of 2008 Core EBIT of $299.7 million.

        The actual amount of the AICP incentive pool earned was determined by interpolating Grace's 2009 Adjusted Operating Cash Flow (as adjusted for the 2009 AICP calculation) between the Cash Flow Targets specified above. We determined the EBIT Target in light of our collective expectation that, based on the business environment existing in early 2009 and our review of Grace's 2009 operating plan, Grace 2009 Core EBIT would be substantially below the 2008 level, and that a 2009 Core EBIT threshold equal to at least 80% of the 2008 level would represent good performance for 2009. The Cash Flow Targets reflect our collective view of good to outstanding cash generation performance by Grace based on maximizing Core EBIT and executing on working capital and other cash generation initiatives such as reducing inventory levels, improving collection of accounts receivable and renegotiating terms with suppliers. Based on our mid-year review of general economic conditions and conditions prevailing in Grace's industry, we raised the Cash Flow Target for achieving the maximum AICP incentive pool of 200% from $500 million to $540 million. The 2009 AICP incentive pool would generally not be funded if Grace did not meet the Core EBIT Target or $300 million Cash Flow Target; provided however, we have discretion to adjust the performance objectives or establish or increase the size of the AICP incentive pool even if performance objectives are not achieved.

        Based on 2009 operating performance, the aggregate AICP pool was established at 129% of the targeted awards. The 2009 AICP payments to the named executive officers were as follows:

Name	AICP Payment ($)	Percentage of AICP Target (%)
A. E. Festa	1,370,000	146.4
H. La Force III	475,000	154.5
G. E. Poling	600,000	170.5
D. A. Bonham	475,000	161.4
M. A. Shelnitz	335,000	143.2

        The AICP payments reflect our view of the performance of the named executive officers during 2009. In particular, the payments recognize their collective performance in meeting and exceeding strategic objectives established for the year by the Board of Directors and moving Grace toward emergence from bankruptcy notwithstanding the difficult business and economic environment faced by Grace during 2009.

Long-Term Incentive Compensation

        The LTIPs are designed to motivate and reward approximately 200 eligible upper-level Grace employees, including the executive officers, for their contributions to Grace performance over a multi-year period and align their financial interests with those of Grace shareholders by making a significant portion of their total compensation variable and dependent upon Grace's sustained financial performance. The LTIP targets for eligible employees are based on the 50th percentile of long-term compensation opportunities of individuals who hold comparable positions at the compensation peer group companies (in the case of the executive officers) and broad industry data for other participants.

        The Bankruptcy Court has approved the LTIPs for each of the 2007-2009, 2008-2010 and 2009-2011 performance periods. Awards under the 2007 LTIP are payable solely in cash and awards under the 2008 and 2009 LTIPs are payable in cash and options to purchase Grace common stock. Stock options awarded as part of the 2008 and 2009 LTIPs were issued on the terms and conditions of the Grace 2000 Stock Incentive Plan.

        Awards under cash-based LTIPs are payable based on the extent to which Grace achieves certain performance targets. These LTIP payouts are based on the compound annual growth in our Core EBIT, as adjusted, over the performance period using results for the year prior to the first year of the performance period as the baseline. We generally refer to this growth objective as a CAGR. For cash-based LTIPs, the CAGR objective is 6% and the maximum compensable CAGR objective is 25%. The CAGR objective reflects our collective view of good performance by Grace based upon Grace's historical performance and the long-term historical performance of the compensation peer group. The LTIP award payouts may range from $-0- to an amount equal to twice the target amount, based on Grace's performance. No award payouts are earned under the cash-based LTIPs if the CAGR for the performance period is zero or negative.

        In determining the value of stock option awards, we considered an analysis of stock option value calculated by Towers Watson and based, in part, on the Black-Scholes option pricing model. We approved the stock option grants included in the 2009 LTIP on May 7, 2009, after approval of the 2009 LTIP by the Bankruptcy Court on April 22, 2009. The exercise price of the options was $9.79, which was the average of the high and low trading prices of Grace common stock on the New York Stock Exchange on May 7, 2009. The stock option component of the 2009-2011 LTIP represented 50% of the total target LTIP award value for the named executive officers.

        We believe that the cash-based LTIP awards encourage executive retention because the right to any pending payment under an LTIP is generally subject to forfeiture if the executive ceases employment with us prior to age 62. We generally grant LTIP awards during the first year of the performance period.

Pension Plan/Supplemental Executive Retirement Plan

        As described below under "Pension Benefits," payments under Grace's tax-qualified pension plan are calculated using annual compensation, including base salary and AICP awards, and years of credited Grace service. We believe that retirement compensation that increases with increases in years of service and annual compensation is an effective recruiting and retention tool for our employees, including our executive officers. For 2009, federal income tax law limits to $245,000 the annual compensation on which benefits under the tax-qualified pension plan may be based. As a result, we have implemented a Supplemental Executive Retirement Plan, generally referred to as a SERP, that currently applies to approximately 70 upper-level employees, including the executive officers, whose annual compensation exceeds that amount, under which each such employee will receive the full pension to which that employee would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law. The SERP is unfunded and is not qualified for tax purposes.

Savings and Investment Plan/Replacement Payment Program

        We generally offer a tax-qualified 401(k)-type Savings and Investment Plan, or S&I Plan, to employees under which they may save a portion of their annual compensation in investment accounts on a pre- or post- tax basis. Grace currently matches 100% of employee savings under the S&I Plan up to six percent of the employee's base salary and annual incentive compensation. We believe that a 401(k)-type plan with a substantial company match that increases (in dollar amount, not percentage of compensation) with the level of participation in the plan and increases in the employee's annual compensation is an effective recruiting and retention tool for our employees, including our executive officers. For 2009, federal income tax law limits the total contributions, which include an employee's contribution plus the employer's matching contributions, that can be made to an employee's 401(k) plan account to $49,000 and qualifying annual compensation for 401(k) plan purposes to $245,000. As a result, we have implemented an S&I Plan Replacement Payment Program that currently applies to approximately 50 of our employees, including our executive officers, whose annual compensation exceeds $245,000, under which each such employee will receive the full Grace matching payments to which that employee would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law.

Executive Personal Benefits

        We believe that executives generally should not be treated differently than the general employee population when it comes to personal benefits and therefore, we have limited executive personal benefits. Mr. Festa has access to corporate aircraft at Grace expense for reasonable personal travel, though he is responsible for paying income taxes on the value of such travel as determined by the Internal Revenue Service. Due to his overseas assignment in Belgium, Mr. Bonham received certain expatriate benefits that are generally available to all executives that are on overseas assignments. We intend that these benefits compensate Grace's expatriate executives for the additional economic costs they face as a result of their foreign service, including foreign income taxes and increases in U.S. taxes caused by such benefits. Mr. Bonham also received certain benefits related to his relocation, at Grace's request, from his former home in Virginia to Massachusetts that are generally available to all employees who relocate at Grace's request.

Change-In-Control Severance Agreements

        As described below under "Termination and Change-in-Control Arrangements—Other Executive Officer Severance Arrangements," Grace has entered into change-in-control severance agreements with each of the named executive officers. The provisions in these agreements are based on competitive practice and are designed to ensure that the executive officers' interests remain aligned with the interests of the Grace shareholders if a potential change in control occurs. Payments under these agreements are triggered by the involuntary termination of the executive officer's employment without cause (including constructive termination caused by a material reduction in his or her authority or responsibility or by certain other circumstances) following a "change in control." A change in control situation often undermines an executive officer's job security, and it is to Grace's and its shareholders' benefit to encourage the Grace executive officers to seek out beneficial transactions and to remain employed through the closing of any transaction, even though their future employment at Grace may be uncertain. The change-in-control severance agreements are designed to reinforce and encourage the continued attention and dedication of the executive officers to their assigned duties without distraction in the face of potentially adverse circumstances arising from the possibility of a change in control of Grace. Certain terms of these agreements are described below under the Potential Payments Upon Termination or Change-In-Control Table.

Severance Arrangements

        As described below under ""Termination and Change-in-Control Arrangements—Change-In-Control Severance Agreements,"," we have entered into severance agreements with each of the named executive officers, other than Mr. Festa, whose severance arrangements are included in his employment agreement, and Mr. Bonham, whose severance arrangements were established by committee approval. Payments under these arrangements are triggered by involuntary termination of employment under most circumstances. The Grace severance arrangements are designed to encourage and reinforce the continued attention and dedication of our executive officers to their assigned duties without undue concern regarding their job security. Certain terms of these agreements are described below under the Potential Payments Upon Termination or Change-In-Control Table.

Executive Salary Protection Plan

        As described below under "Termination and Change-in-Control Arrangements—Executive Salary Protection Plan," our Executive Salary Protection Plan provides payments to our named executive officers, or their respective beneficiaries, in the event of their disability or death prior to age 70 while employed by Grace. The plan is designed to encourage the continued attention and dedication of our executive officers to their assigned duties without undue concern regarding their ability to earn a living and support their families in the event of death or disability. Certain terms of this plan are described below under the Potential Payments Upon Termination or Change-In-Control Table.

Employment Agreements

        Grace has entered into an employment agreement with Mr. Festa pursuant to which he serves as CEO of Grace. Certain terms of this employment agreement are described below under the Summary Compensation Table and Potential Payments Upon Termination or Change-In-Control Table. This agreement was approved by the Bankruptcy Court and was designed to encourage Mr. Festa to continue as CEO of Grace, remain with Grace and work diligently in pursuit of corporate objectives. Mr. Festa's employment agreement includes a minimum salary and AICP target that were negotiated with Mr. Festa and are based on his business experience, his past performance as CEO of Grace and a competitive analysis of the base salary and annual bonus paid to CEOs at the compensation peer group companies. The agreement also provides for severance payments that are designed to encourage and reinforce Mr. Festa's continued attention and dedication to his assigned duties without undue concern regarding his job security.

        Grace has also entered into an employment agreement with Mr. La Force pursuant to which he serves as CFO of Grace. Certain terms of this employment agreement are described below under the Summary Compensation Table and Potential Payments Upon Termination or Change-In-Control Table. This agreement provides for salary and AICP and LTIP targets and provisions regarding severance payments. This agreement was negotiated on an arms-length basis prior to the time Mr. La Force joined Grace. The payments required by this agreement were designed to encourage Mr. La Force to join and remain with Grace in lieu of other employment opportunities available to him.

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

Compensation Committee Report

        We, the undersigned members of the Compensation Committee of the Board of Directors of Grace, have reviewed Grace's Compensation Discussion and Analysis for 2009 and have discussed it with Grace management. Based on our review and this discussion, we recommend to the Board that the Compensation Discussion and Analysis be included in Grace's Annual Report on Form 10-K.

    COMPENSATION COMMITTEE

      John F. Akers, Chair
      H. Furlong Baldwin
      Ronald C. Cambre
      Marye Anne Fox
      John J. Murphy
      Christopher J. Steffen
      Mark E. Tomkins
      Thomas A. Vanderslice

Summary Compensation Table

        The following table sets forth the compensation we paid for services rendered during the fiscal year ended December 31, 2009 to our Chief Executive Officer and our Chief Financial Officer and each of our other three most highly compensated executive officers who were executive officers as of December 31, 2009, determined by reference to total compensation (reduced by the amount set forth in the table below under the caption "Change in Pension Value and Nonqualified Deferred Compensation Earnings") earned by such individuals for 2009.

								Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(c)
						Non-Equity Incentive Plan Compensation ($)
		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(a)				All Other Compensation ($)(d)	Total ($)
Name and Principal Position	Year					AICP	LTIP(b)
A. E. Festa	2009	936,000	-0-	-0-	1,022,065	1,370,000	1,751,967	377,000	163,956	5,620,988
Chairman,	2008	921,000	1,000,000	-0-	145,023	725,000	2,433,600	188,000	166,965	5,579,588
President & Chief Executive Officer	2007	862,500	750,000	-0-	-0-	1,375,000	2,399,800	326,000	166,470	5,879,770
H. La Force III	2009	410,000	-0-	-0-	249,090	475,000	336,855	62,000	40,017	1,572,962
Senior Vice President & Chief Financial Officer	2008	307,500	250,000	-0-	59,357	225,000	242,500	-0-	15,769	1,100,126
G. E. Poling	2009	440,000	-0-	-0-	365,756	600,000	673,833	600,000	45,262	2,724,851
Vice President &	2008	434,667	-0-	-0-	90,097	275,000	880,667	460,000	58,418	2,198,849
President Grace Davison	2007	412,667	-0-	-0-	-0-	500,000	743,333	560,000	53,342	2,269,342
D. A. Bonham	2009	392,292	-0-	-0-	240,356	475,000	518,333	74,000	419,549	2,119,530
Vice President &	2008	370,870	-0-	-0-	51,484	250,000	498,667	53,000	893,683	2,117,704
President Grace Construction Products	2007	311,667	-0-	-0-	-0-	360,000	301,765	33,000	488,537	1,494,969
M. A. Shelnitz	2009	360,000	-0-	-0-	214,238	335,000	336,917	341,000	34,980	1,622,135
Vice President,	2008	354,667	-0-	-0-	53,632	200,000	440,333	172,000	43,173	1,263,805
Secretary & General Counsel	2007	336,000	-0-	-0-	-0-	335,000	453,167	237,000	39,957	1,401,124

(a)
Amount represents the dollar amount recognized for financial reporting purposes related to grants of options, without any reduction for risk of forfeiture, calculated in accordance with the provisions of ASC 718. We calculate compensation expense related to stock options using the Black-Scholes option pricing model. We amortize compensation expense over the service period and do not adjust the expense based on actual gains or losses or changes in the price of Grace common stock after the grant date. The assumptions used to calculate the compensation expense reported for 2009 are described in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 18 (Stock Incentive Plans) to the Consolidated Financial Statements and are incorporated herein by reference.

(b)
The 2009 amount consists of the following payments that we expect to make in March 2010 pursuant to the 2007-2009 and 2008-2010 Long-Term Incentive Programs, or LTIPs, as follows:

Name	Final Payment 2007-2009 LTIP ($)	Initial Payment 2008-2010 LTIP ($)	Total ($)
A. E. Festa	1,751,967	-0-	1,751,967
H. La Force III	336,855	-0-	336,855
G. E. Poling	673,833	-0-	673,833
D. A. Bonham	518,333	-0-	518,333
M. A. Shelnitz	336,917	-0-	336,917
(c)
The 2009 amount consists of the aggregate change in the actuarial present value of the individual's accumulated benefit under the Grace Pension Plan and Grace Supplemental Executive Retirement Plan (SERP) from December 31, 2008 to December 31, 2009, assuming a 5.75% discount rate and retirement at age 62 with benefits payable on a straight life annuity basis and other assumptions used for financial reporting purposes under generally accepted accounting principles as described in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 11 (Pension Plans and Other Postretirement Benefits Plans) to the Consolidated Financial Statements as follows:

Name	Change in Pension Plan Value ($)	Change In SERP Value ($)	Total Change in Pension Value ($)
A. E. Festa	34,000	343,000	377,000
H. La Force III	26,000	36,000	62,000
G. E. Poling	134,000	466,000	600,000
D. A. Bonham	32,000	42,000	74,000
M. A. Shelnitz	105,000	236,000	341,000
(d)
The 2009 amount consists of the following:

Name	Personal Benefits ($)*	S&I Plan Matching Payments ($)	S&I Plan Replacement Payments ($)	Liability Insurance ($)	Life Insurance ($)	Total ($)
A. E. Festa	59,359	14,700	84,960	1,200	3,737	163,956
H. La Force III	-0-	14,700	23,400	900	1,017	40,017
G. E. Poling	-0-	14,700	28,200	900	1,462	45,262
D. A. Bonham	379,464	14,700	23,838	900	647	419,549
M. A. Shelnitz	-0-	14,100	18,900	900	1,080	34,980

  *
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

  (B)
  for Mr. Bonham:

  (i)
  certain benefits related to his overseas assignment in Belgium consisting of: tax gross up payments designed to reimburse Mr. Bonham for any increase in his U.S. federal and state income tax obligations resulting from his overseas assignment—$315,035, foreign tax payments—$47,626 (paid in Euros and converted at exchange rates prevailing in the month such tax payments were made) and tax preparation fees; and

  (ii)
  certain benefits related to his permanent relocation from Virginia to Massachusetts consisting of: reimbursement of residential closing costs and related gross-up for U.S. income taxes.

CEO Employment Agreement

        Grace and Mr. Festa entered into an employment agreement, effective as of June 1, 2009, pursuant to which Mr. Festa continued in service as President and Chief Executive Officer of Grace. Under the agreement, Mr. Festa also continues to serve as Chairman of the Board of Directors of Grace. Mr. Festa is entitled to an initial base annual salary of $936,000. His targeted award under the AICP for 2009 and each calendar year thereafter is 100% of his base salary earned during the applicable year (or greater, as determined by the Board). Under the agreement, Mr. Festa continues to participate in the Grace LTIPs. His 2009 award is described below under "Grants of Plan-Based Awards in 2009." Grace is obligated to indemnify Mr. Festa for all liabilities that he may incur as a result of his performance of his duties as a director, officer or employee of Grace. The agreement also provides for certain payments in the event that Mr. Festa's employment is involuntarily terminated. These severance payments are discussed below under "Potential Payments Upon Termination or Change-In-Control." The description of Mr. Festa's employment agreement in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to the agreement, which has been filed with the SEC.

CFO Employment Agreement

        Grace has entered into an employment agreement with Mr. La Force. Under the terms of this agreement, Mr. La Force received a "sign-on" bonus of $250,000. He is entitled to an initial base salary of $410,000 and to participate in the AICP at an initial target award of 75% of base salary. In addition, this agreement provides for targeted awards of $500,000 under each of the 2008-2010 and 2007-2009 LTIPs, prorated, in each case, to reflect the actual time during the respective performance period that Mr. La Force was a Grace employee. Mr. La Force's actual award under the 2009-2011 LTIP is described below in the "Grants of Plan-Based Awards in 2009" table. The agreement also provides for certain payments in the event that Mr. La Force's employment is involuntarily terminated. These severance payments are discussed below under "Potential Payments Upon Termination or Change-In-Control." The description of Mr. La Force's employment agreement in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to the agreement, which has been filed with the SEC.

Grants of Plan-Based Awards in 2009

        The following table provides information regarding grants under our Annual Incentive Compensation Program, or AICP, and Long Term Incentive Program, or LTIP, to the executive officers named in the Summary Compensation Table during 2009.

						All Other Option Awards: Number of Securities Underlying Options (#)
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(a)
							Exercise or Base Price of Option Awards ($/Sh)(c)	Grant Date Fair Value of Option Awards ($)(d)
Name	Plan	Option Grant Date	Threshold ($)	Target ($)(b)	Maximum ($)(b)
A. E. Festa	2009 AICP	n/a	234,000	936,000	1,872,000	n/a	n/a	n/a
	2009-2011 LTIP (Cash)	n/a	-0-	1,600,000	3,200,000	n/a	n/a	n/a
	2009-2011 LTIP (Option)(e)	05/07/09	n/a	n/a	n/a	324,710	9.785	1,114,838
H. La Force III	2009 AICP	n/a	76,875	307,500	615,000	n/a	n/a	n/a
	2009-2011 LTIP (Cash)	n/a	-0-	250,000	500,000	n/a	n/a	n/a
	2009-2011 LTIP (Option)(e)	05/07/09	n/a	n/a	n/a	50,740	9.785	174,207
G. E. Poling	2009 AICP	n/a	88,000	352,000	704,000	n/a	n/a	n/a
	2009-2011 LTIP (Cash)	n/a	-0-	350,000	700,000	n/a	n/a	n/a
	2009-2011 LTIP (Option)(e)	05/07/09	n/a	n/a	n/a	71,030	9.785	243,870
D. A. Bonham	2009 AICP	n/a	73,555	294,219	588,438	n/a	n/a	n/a
	2009-2011 LTIP (Cash)	n/a	-0-	275,000	550,000	n/a	n/a	n/a
	2009-2011 LTIP (Option)(e)	05/07/09	n/a	n/a	n/a	55,810	9.785	191,614
M. A. Shelnitz	2009 AICP	n/a	58,500	234,000	468,000	n/a	n/a	n/a
	2009-2011 LTIP (Cash)	n/a	-0-	200,000	400,000	n/a	n/a	n/a
	2009-2011 LTIP (Option)(e)	05/07/09	n/a	n/a	n/a	40,590	9.785	139,359

(a)
Actual payments pursuant to the 2009 AICP, final payments pursuant to the 2007-2009 LTIP and initial payments pursuant to the 2008-2010 LTIP that we expect to pay in March 2010 have been determined and are reflected in the Summary Compensation Table.

(b)
For AICP, amounts are based upon base salary actually paid during 2009.

(c)
The exercise price was determined based on the average of the high and low trading prices of Grace common stock on the New York Stock Exchange on the grant date.

(d)
The grant date fair value is generally the amount that Grace would expense in its financial statements over the award's service period, but does not include a reduction for forfeitures.

(e)
Options are exercisable in 33% increments on May 7, 2010, May 6, 2011 and May 7, 2012.

2009 Annual Incentive Compensation Program (AICP)

        Our Annual Incentive Compensation Program, or AICP, is a cash-based pay-for-performance incentive program. Awards under the AICP are allocated from the incentive pool that is determined by the extent to which business performance objectives are achieved. The Compensation Committee has discretion to establish or increase the size of the incentive pool even if performance targets are not achieved. Once the incentive pool is established, an executive officer's award payment is determined based on the individual's target award, performance and other factors determined by the Compensation Committee.

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

Long-Term Incentive Program (LTIP)

        Our long-term incentive programs are multi-year, pay-for-performance incentive programs. Awards under our 2008-2010 and 2009-2011 LTIPs consist of a cash-based award and an award of stock options under our 2000 Stock Incentive Plan. Awards under our 2007-2009 LTIP consist entirely of a cash-based award.

        Cash-Based LTIP.    Cash-based awards under the LTIPs are payable based on the extent to which we achieve a specified compound annual growth in our Core EBIT, as adjusted, over the three-year performance period using results for the year prior to the first year of the performance period as the baseline. We generally refer to this growth objective as a CAGR. In order to earn the target award, our CAGR must be 6% and, to earn the maximum of two times the target award, our CAGR must be 25%. No awards are earned if the CAGR is zero or negative.

LTIP Compound Annual Growth (Decline) Rate (CAGR) as of December 31, 2009

LTIP	CAGR
2007-2009 LTIP (full 3-year period)	13.17%
2008-2010 LTIP (partial 2-year period)	(3.06)%
2009-2011 LTIP (partial 1-year period)	(9.10)%

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

        Based on 2007-2009 operating performance, final payments under the 2007 LTIP are calculated based upon 137% of the target for each participant. Based on 2008-2009 operating performance, there will be no partial payments to participants under the 2008 LTIP.

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

        Equity-Based LTIP.    Stock options awarded as part of the 2008 LTIP are exercisable in 50% annual increments beginning on March 1, 2010. Stock options awarded as part of the 2009 LTIP are exercisable in 33% annual increments on May 7, 2010, May 6, 2011 and May 7, 2012.

Outstanding Equity Awards at Fiscal Year-End

        The following table provides information regarding outstanding stock options held by the executive officers named in the Summary Compensation Table as of December 31, 2009.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
A. E. Festa	-0-	324,710	(a)	9.785	5/07/14
	-0-	171,490	(b)	19.7100	9/11/13
H. La Force III	-0-	50,740	(a)	9.785	5/07/14
	-0-	70,190	(b)	19.7100	9/11/13
G. E. Poling	-0-	71,030	(a)	9.785	5/07/14
	-0-	106,540	(b)	19.7100	9/11/13
	16,500	-0-		2.4000	3/07/11
	35,000	-0-		13.4688	5/09/10
D. A. Bonham	-0-	55,810	(a)	9.785	5/07/14
	-0-	60,880	(b)	19.7100	9/11/13
M. A. Shelnitz	-0-	40,590	(a)	9.785	5/07/14
	-0-	63,420	(b)	19.7100	9/11/13
	8,200	-0-		2.4000	3/07/11
	25,000	-0-		13.4688	5/09/10

(a)
Options are exercisable in 33% increments on May 7, 2010, May 6, 2011 and May 7, 2012.

(b)
Options are exercisable in 50% annual increments beginning on March 1, 2010.

Option Exercises and Stock Vested

        The following table provides information regarding the exercise of options held by the executive officers named in the Summary Compensation Table during 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
A. E. Festa	-0-	-0-	-0-	-0-
H. La Force III	-0-	-0-	-0-	-0-
G. E. Poling	-0-	-0-	-0-	-0-
D. A. Bonham	-0-	-0-	-0-	-0-
M. A. Shelnitz	-0-	-0-	-0-	-0-

Pension Benefits

        The following table provides information regarding benefits under our Retirement Plan for Salaried Employees, or Pension Plan, our Supplemental Executive Retirement Plan, or SERP, and

any supplemental pension arrangements under employment agreements for the executive officers named in the Summary Compensation Table.

Name	Plan Name	Number of Years Credited Service (years)	Present Value of Accumulated Benefit* ($)	Payments During Last Fiscal Year ($)
A. E. Festa	Pension Plan	6.08	111,000	-0-
	SERP	6.08	921,000	-0-
H. La Force III	Pension Plan	1.75	26,000	-0-
	SERP	1.75	36,000	-0-
G. E. Poling	Pension Plan	30.42	702,000	-0-
	SERP	30.42	1,982,000	-0-
D. A. Bonham	Pension Plan	4.25	75,000	-0-
	SERP	4.25	121,000	-0-
M. A. Shelnitz	Pension Plan	26.17	517,000	-0-
	SERP	26.17	961,000	-0-

*
Amounts comprise the actuarial present value of the executive officer's accumulated benefit under the Pension Plan and SERP as of December 31, 2009, assuming a 5.75% discount rate and retirement at age 62 with benefits payable on a straight life annuity basis and other assumptions used for financial reporting purposes under generally accepted accounting principles as described in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement under Note 11 (Pension Plans and Other Postretirement Benefits Plans) to the Consolidated Financial Statements. The Pension Plan and SERP provide for a reduction in pension benefits to employees that elect early retirement ranging from a 17% reduction for retirement at age 55 to no reduction for retirement at age 62.

Retirement Plan for Salaried Employees

        Full-time salaried employees who are 21 or older and who have one or more years of service are eligible to participate in our Retirement Plan for Salaried Employees, or Pension Plan. Under this basic retirement plan, pension benefits are based upon (a) the employee's average annual compensation for the 60 consecutive months in which his or her compensation is highest during the last 180 months of continuous participation, and (b) the number of years of the employee's credited Grace service. At age 62, a participant is entitled to an unreduced benefit under the Pension Plan but a participant may elect reduced payments upon early retirement beginning at age 55. For purposes of the Pension Plan, compensation generally includes base salary and AICP awards; however, for 2009, federal income tax law limits to $245,000 the annual compensation on which benefits under the Pension Plan may be based. At age 62, a participant is entitled to full payments under the Pension Plan.

Supplemental Executive Retirement Plan

        We also have a Supplemental Executive Retirement Plan, or SERP, under which an employee will receive the full pension to which he or she would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law. In addition, the SERP recognizes deferred base salary, deferred annual incentive compensation awards and, in some cases, periods of employment during which an employee was ineligible to participate in the basic retirement plan. Since 2001, we have not permitted deferrals of base salary or incentive compensation.

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

Fiscal Year 2009 Non-Qualified Deferred Compensation

Name	Executive Contributions in Fiscal Year 2009 ($)	Registrant Contributions in Fiscal Year 2009 ($)	Aggregate Earnings in Fiscal Year 2009 ($)		Aggregate Withdrawals/ Distributions in Fiscal Year 2009 ($)	Aggregate Balance at Fiscal Year 2009 End ($)
M. A. Shelnitz	-0-	-0-	182,577	(a)	-0-	238,819	(b)

(a)
Amount represents the increase in value of 9,420.8496 shares of Grace common stock held in the plan based on the closing prices of Grace common stock on December 31, 2008 and December 31, 2009. Amounts reflected are not included in the "Summary Compensation Table" because the earnings are not "above-market."

(b)
Amount represents the value of 9,420.8496 shares of Grace common stock held in the plan based on the closing price of Grace common stock on December 31, 2009.

Potential Payments Upon Termination or Change-In-Control

        The following table sets forth potential payments to executive officers named in the Summary Compensation Table in the event of the listed events calculated under the assumption that employment terminated on the last business day of 2009. The following table does not include payments pursuant to contracts, agreements, plans and arrangements that do not discriminate in scope, terms or operation, in favor of executive officers and that are available generally to all salaried employees. The value of payments to be made following termination of employment pursuant to the Grace Retirement Plan and the Grace SERP are described above under the caption "Pension Benefits." The value of payments to be made following termination of employment pursuant to Mr. Shelnitz's deferred shares arrangement are described above under the caption "Non-Qualified Deferred Compensation Plan."

Name	Involuntary Termination Without Cause(a) ($)	Involuntary Termination Without Cause Following Change-in- Control(b)(c) ($)	Death (c)(d) ($)		Disability (c)(f) ($)
A. E. Festa	3,276,000	8,464,633	4,992,073	(e)	4,437,673	(e)
H. La Force III	615,000	2,739,355	996,855		744,026
G. E. Poling	880,000	3,383,166	1,447,166		1,095,168
D. A. Bonham	600,000	2,876,667	1,176,667		909,997
M. A. Shelnitz	720,000	2,293,917	871,917		583,917

(a)
Consists: (i) in the case of Mr. Festa, minimum severance payments pursuant to his employment agreement as described below under "—CEO Severance Arrangements;" and

  (ii) minimum severance payments pursuant to severance agreements in the case of the other executive officers as described below under "—Termination and Change-in-Control Arrangements." Amount excludes AICP and/or LTIP payments executive officers may receive under certain circumstances in the discretion of the Compensation Committee as described below under "—Termination and Change-in-Control Arrangements."

(b)
Includes actual LTIP payments (as included in the Summary Compensation Table) and estimated LTIP payments calculated as described below under "—Termination and Change-in-Control Arrangements—Long Term Incentive Program."

(c)
Includes contractual payments pursuant to each executive's respective Change-in-Control Severance Agreement calculated under the assumption that no excise tax will apply.

(d)
Includes the sum of payments under the Grace Executive Salary Protection Plan during the first year following death. During subsequent years after death until the specified termination year (reflecting the executive officer's age as of December 31, 2009), the sum of payments each year would be as follows: Mr. Festa—$468,000, Mr. La Force—$205,000, Mr. Poling—$220,000, Mr. Bonham—$200,000 and Mr. Shelnitz—$180,000. For Mr. Festa, amount includes AICP payment pursuant to his employment agreement. For other executive officers, amount excludes AICP payments they may receive under certain circumstances in the discretion of the Compensation Committee as described below under "—Termination and Change-in-Control Arrangements."

(e)
Includes 2009 AICP payment calculated solely on the basis of Grace's 2009 financial performance.

(f)
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

        CEO Severance Arrangements.    Grace and Mr. Festa entered into an employment agreement, effective as of June 1, 2009, pursuant to which Mr. Festa continued in service as President and Chief Executive Officer of Grace. Under the agreement, Mr. Festa also continues to serve as Chairman of the Board of Directors of Grace. The term of this agreement is four years ending on May 31, 2013. Under the terms of this agreement, Mr. Festa will not be entitled to any unpaid award under the AICP or any LTIP if his employment with Grace terminates prior to the date that the award is paid to active Grace employees, except that Mr. Festa would be entitled to a pro-rated portion (based, in the case of the AICP, solely on Grace financial results for that calendar year) of such an unpaid award in the event that his employment is terminated by Grace without cause or he terminates his employment as a result of constructive discharge after Grace emerges from Chapter 11, or his employment terminates as a result of his death or disability, in each case, before the applicable payment date. Assuming Mr. Festa's employment was terminated as of December 31, 2009 under any of the above listed circumstances, Mr. Festa would be eligible to receive LTIP payments as described below under the caption "Termination and Change-in-Control Arrangements—Long Term Incentive Program." Also, under the terms of this agreement, if we terminate Mr. Festa's employment without cause, or he terminates his employment as a result of constructive discharge, prior to the expiration of the agreement, he would be entitled to a severance payment equal to two times a dollar amount equal to 175% of his annual base salary at the time of his termination. The description of Mr. Festa's employment agreement in Item 11 of this Report does not purport to be complete and is qualified in its entirety by reference to the agreement, which has been filed with the SEC.

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

        Long Term Incentive Program (Cash Awards).    An employee whose employment terminates prior to the payout date will forfeit any unpaid LTIP award payment if employment terminates for any of the following reasons:

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

        If an employee whose employment terminates prior to the end of an LTIP performance period receives an LTIP award payment for that performance period, the amount of the LTIP award payment will be prorated for the period of the employee's service during the performance period. Assuming the employment of the executive officers named in the Summary Compensation Table was terminated as of December 31, 2009 and the 2008 and 2009 LTIPs pay out at the target amounts, under any of the above-listed circumstances, the executive officers would be eligible for payments under their outstanding LTIPs as follows:

Name	2007-2009 LTIP ($)	2008-2010 LTIP ($)	2009-2011 LTIP ($)	Total ($)
A. E. Festa	1,751,967	563,333	533,333	2,848,633
H. La Force III	336,855	166,667	83,333	586,855
G. E. Poling	673,833	216,667	116,666	1,007,166
D. A. Bonham	518,333	166,667	91,667	776,667
M. A. Shelnitz	336,917	108,333	66,667	511,917

        Long Term Incentive Program (2000 Stock Incentive Plan Awards).    Any stock option held by an employee whose employment terminates prior to exercise will:

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

Director Compensation

        Under the compensation program for nonemployee directors in effect during 2009, each nonemployee director received an annual retainer of $105,000 in cash, 50% of which was paid in January and 50% of which was paid in December. In addition, directors received $6,000 (plus $3,000 for the lead independent director and the Audit Committee chair and $2,000 for other committee chairs) in cash for each meeting date in respect of the Board meeting and all committee meetings held on that date. We reimburse directors for expenses they incur in attending Board and committee meetings and other activities incidental to their service as directors. Our directors, and all Grace employees, are entitled to participate in the Grace Foundation's Matching Grants Program. We also maintain business travel accident insurance coverage for our directors. Mr. Festa's compensation is described above in the Summary Compensation Table and he receives no additional compensation for serving as a member of the Board of Directors.

        The following table sets forth amounts that we paid to our nonemployee directors in connection with their services to Grace during 2009.

Name	Fees Earned or Paid in Cash ($)(a)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(b)		Total ($)
J. F. Akers	153,000	-0-	-0-	(c)	-0-	-0-	-0-		153,000
H. F. Baldwin	141,000	-0-	-0-		-0-	-0-	-0-		141,000
R. C. Cambre	135,000	-0-	-0-		-0-	-0-	2,500	(d)	137,500
M. A. Fox	153,000	-0-	-0-		-0-	-0-	2,200	(d)	155,200
J. J. Murphy	141,000	-0-	-0-	(c)	-0-	-0-	-0-		141,000
P. J. Norris (e)	141,000	-0-	-0-		-0-	-0-	48,000	(f)	189,000
C. J. Steffen	141,000	-0-	-0-		-0-	-0-	-0-		141,000
M. E. Tomkins	159,000	-0-	-0-		-0-	-0-	-0-		159,000
T. A. Vanderslice	171,000	-0-	-0-	(c)	-0-	-0-	-0-		171,000

(a)
Amount consists of annual retainer in the amount of $105,000, meeting fees in the amount of $36,000 (other than Mr. Cambre who received meeting fees of $30,000) and additional payments to: Mr. Akers for serving as Chair of the Compensation Committee and Dr. Fox for serving as Chair of the Corporate Responsibility Committee in the amount of $12,000; Mr. Tomkins for serving as Chair of the Audit Committee in the amount of $18,000; and Mr. Vanderslice for serving as Chair of the Nominating and Governance Committee and Lead Independent Director in the amount of $30,000.

(b)
Grace paid an aggregate of $350 in premiums for business travel accident insurance coverage for all directors during 2009.

(c)
The following directors hold options to purchase shares of Grace common stock all of which are currently vested and exercisable in the following amounts: Mr. Akers—74,535, Mr. Murphy—15,528 and Mr. Vanderslice—69,876.

(d)
Consists of charitable contributions paid to academic institutions at the request of the director pursuant to the Grace Foundation's Matching Grants Program.

(e)
Mr. Norris resigned as a director of Grace effective February 5, 2010.

(f)
Includes payments to Mr. Norris in the amount of $48,000 pursuant to his consulting agreement.

Norris Consulting Agreement

        The Compensation Committee and the Bankruptcy Court have approved a consulting agreement between Grace and Mr. Norris dated January 19, 2005, under which Mr. Norris monitors our Chapter 11 proceedings and provides consulting services and advice to our CEO, certain of our employees and the Board of Directors, regarding those proceedings and other matters. During 2009, Mr. Norris' retainer under the agreement was $4,000 per month. This agreement was terminated effective December 31, 2009. This description of Mr. Norris' consulting agreement does not purport to be complete and is qualified in its entirety by reference to the agreement that has been filed with the SEC.

Compensation Committee Interlocks And Insider Participation

        During 2009, the Compensation Committee of the Board was comprised of Messrs. Akers (Chair), Baldwin, Cambre, Murphy, Vanderslice, Tomkins and Steffen and Dr. Fox. None of these persons is our current or former officer or employee, nor did we have any reportable transactions with any of these persons. None of our executive officers serves or in the past has served as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving on our Board of Directors or our Compensation Committee.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP

        The following table sets forth the amount of Grace common stock beneficially owned, directly or indirectly, as of January 31, 2010 by:

  •
  each person that we know is the beneficial owner of more than 5% of the outstanding shares of Grace common stock;

  •
  each current director;

  •
  each of the executive officers named in the Summary Compensation Table set forth in Item 11 above; and

  •
  all directors and all named executive officers as a group

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percent
Peninsula Partners, L.P.(2)	10,765,600		14.9%

404B East Main Street 2nd Floor Charlottesville, VA 22902
FMR LLC(3)	10,426,017		14.4%

Fidelity Management & Research Company Edward C. Johnson 3d 82 Devonshire Street Boston, Massachusetts 02109
BlackRock Inc.(4)	3,719,146		5.1%

40 East 52nd Street New York, NY 10022
Adage Capital Partners, L.P.(5)	3,661,356		5.1%

Robert Atchinson Phillip Gross 200 Clarendon Street 52nd floor Boston, Massachusetts 02116
J. F. Akers	38,966		*
	74,535	(O)
	15,196	(T)

	128,697

H. F. Baldwin	21,918		*
	15,000	(T)

	36,918

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percent
R. C. Cambre	28,494		*

A. E. Festa	100,000		*
	85,745	(O)

	185,745

M. A. Fox	55,346		*
	8,942	(T)

	64,288

J. J. Murphy	38,930		*
	15,528	(O)
	18,629	(T)

	73,087

C. J. Steffen	10,000		*

M. E. Tomkins	12,000		*

T. A. Vanderslice	39,522		*
	69,876	(O)
	14,932	(T)

	124,330

D. A. Bonham	30,440	(O)	*

H. La Force III	50,000		*
	35,095	(O)

	85,095

G. E. Poling	104,770	(O)	*
	18,000	(T)

	122,770

M. A. Shelnitz	53,500		*
	64,910	(O)
	9,421	(T)

	127,831

Directors and named executive officers as a group	448,676		1.4%
	480,899	(O)
	100,120	(T)

	1,029,695

*
Indicates less than 1%

(O)
Shares covered by stock options exercisable on or within 60 days after January 31, 2010.

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

(3)
The ownership information set forth is based in its entirety on material contained in a Schedule 13G/A filed with the SEC jointly by FMR LLC ("FMR"), Fidelity Management & Research Company ("Fidelity") and Edward C. Johnson 3d ("Mr. Johnson") on February 16, 2010. FMR and Mr. Johnson have sole voting power with respect to 467,750 shares and sole dispositive power with respect to all 10,426,017 shares. Mr. Johnson is Chairman of FMR and members of Mr. Johnson's family may be deemed a controlling group with respect to FMR due to their ownership of FMR voting shares and their entry into a voting agreement with respect to such shares. Fidelity is a wholly-owned subsidiary of FMR. Mr. Johnson and FMR, through its control of Fidelity, each has sole dispositive power over 9,878,087 shares owned by various investment companies for which Fidelity serves as investment advisor. Pyramis Global Advisors Trust Company ("PGATC"), 900 Salem Street, Smithfield, Rhode Island 02917, is a wholly-owned indirect subsidiary of FMR. Mr. Johnson and FMR, through its control of PGATC, each has sole dispositive power over 527,030 shares and sole voting power over 446,850 shares of Common Stock owned by institutional accounts managed by PGATC. Mr. Johnson is Chairman of FIL Limited ("FIL"), Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda, and partnerships controlled predominantly by members of Mr. Johnson's family, or trusts for their benefit, own FIL shares representing approximately 47% of the total votes which may be cast by all holders of FIL voting stock. FMR and FIL disclaim that they are acting as a "group" for purposes of Section 13(d) under the Securities Exchange Act of 1934. FIL and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies and certain institutional investors. FIL is the beneficial owner of 20,900 shares.

(4)
The ownership information set forth is based in its entirety on material contained in a Schedule 13G filed with the SEC by BlackRock, Inc. on January 29, 2010. Blackrock, Inc. is a parent holding company and holds the sole power to vote or dispose of shares held by its subsidiaries BlackRock Asset Management Japan Limited, BlackRock Institutional Trust Company, N.A., BlackRock Fund Advisors, BlackRock Asset Management Australia Limited, BlackRock Investment Management, LLC and BlackRock International Ltd.

(5)
The ownership information set forth is based in its entirety on material contained in a Schedule 13G/A filed with the SEC jointly by Adage Capital Partners, L.P. ("ACP"), Adage Capital Partners GP, L.L.C. ("ACPGP"), Adage Capital Advisors, L.L.C. ("ACA"), Robert Atchinson and Phillip Gross on February 16, 2010. The shared power to vote or dispose of the shares beneficially owned by ACP may be exercised by ACP, ACPGP, as general partner of ACP, ACA and managing member of ACPGP or Messrs. Atchinson and Gross as managing members of ACA.

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information as of December 31, 2009 with respect to our compensation plans under which shares of Grace common stock are authorized for issuance upon the exercise of options, warrants or other rights. The only such compensation plans in effect are stock incentive plans providing for the issuance of stock options and restricted stock.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities to be issued upon exercise of outstanding options)
Equity compensation plans approved by security holders	4,172,206	14.1911	1,359,207

Item 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

BOARD INDEPENDENCE

        The Board has determined that all directors, other than Mr. Festa (who is also Chief Executive Officer) are independent under New York Stock Exchange rules because none of such directors has any direct or indirect material relationship with Grace or our affiliates, other than through his or her service as a director and as an owner of less than 1% of Grace common stock. In addition to the application of the New York Stock Exchange rules, this determination was based on a number of factors, principal among them were the following:

  •
  none of these directors, nor any member of their immediate families is (or at any time during the last three years was) a Grace executive officer or employee and none of these directors is an employee, and no member of their immediate families is an executive officer of any other entity with whom we do any material amount of business;

  •
  none of these directors or any member of their immediate families has, during the last three years, received more than $50,000 in direct compensation from Grace (other than director and committee fees); and

  •
  none of these directors serve, or within the last three years served, as an executive officer, director, trustee or fiduciary of any charitable organization to which we made any material charitable donation.

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

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PARTIES

        The Board recognizes that transactions involving related persons in which Grace is a participant can present conflicts of interest, or the appearance thereof, so the Board has adopted a written policy as part of the Grace Corporate Governance Guidelines (which are available on our website at www.grace.com/About/Leadership/Governance/) with respect to related person transactions. The policy applies to transactions involving related persons that are required to be disclosed pursuant to SEC regulations, which are generally transactions in which:

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

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The Audit Committee of the Board of Directors selected PricewaterhouseCoopers LLP, or PwC, to act as our principal independent accountants for 2009. The following table sets forth the fees that we incurred for the services of PwC for the year ended December 31, 2008 and our estimate of the fees that we incurred for the year ended December 31, 2009:

	2009*	2008
Audit Fees	$4,566,100	$4,682,300
Audit-Related Fees	195,900	214,100
Tax Fees	46,700	45,500
All Other Fees	159,400	1,500

Total Fees	$4,968,100	$4,943,400

*
For 2009, amounts are current estimates in respect of services received for which final invoices have not been submitted.

        Audit Services consisted of the audit of our Consolidated Financial Statements and our internal controls over financial reporting (as required under Section 404 of the Sarbanes-Oxley Act of 2002), the review of our consolidated quarterly financial statements and statutory audits of certain of Grace's non-U.S. subsidiaries and affiliates.

        Audit-Related Services primarily consisted of an audit of Grace's 401(k) plan and audits of subsidiary benefit plans as required.

        Tax Services consisted of tax advice and compliance for non-U.S. subsidiaries, including preparation of tax returns, and advice relating to Grace's transfer pricing policies.

        All Other Fees for 2009 consisted of advice regarding finance productivity initiatives and software license fees and for 2008, software license fees.

        Additionally, not included in the tables above, we incurred audit-related fees for ART, an unconsolidated affiliate, in the amount of $64,500 for the year ended December 31, 2008 and estimate fees of $81,300 for the year ended December 31, 2009.

        The Audit Committee has adopted a preapproval policy that requires the Audit Committee to specifically preapprove the annual engagement of the independent accountants for the audit of our Consolidated Financial Statements and internal controls. The policy also provides for preapproval of certain audit-related, tax and other services provided by the independent accountants. Any other services must be specifically preapproved by the Audit Committee. However, the Chair of the Audit Committee has the authority to preapprove services requiring immediate engagement between scheduled meetings of the Audit Committee. The Chair must report any such preapproval decisions to the full Audit Committee at its next scheduled meeting. During 2009, no audit-related, tax, or other services were performed by PwC without specific or general approval as described above.

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

EXHIBIT NO.	EXHIBIT	WHERE LOCATED
2.1	Form of Distribution Agreement, by and among Old Grace, W. R. Grace & Co.-Conn. and Grace Specialty Chemicals, Inc. (now named W. R. Grace & Co.)	Annex B to the Joint Proxy Statement/Prospectus dated February 13, 1998 of Old Grace and Sealed Air Corporation included in Form S-4 (filed 2/13/98)
2.2	Proposed Joint Plan of Reorganization of W. R. Grace & Co. and its debtor subsidiaries dated February 27, 2009	Exhibit 2.2 to Form 10-K (filed 3/02/09)

EXHIBIT NO.	EXHIBIT	WHERE LOCATED
3.1	Restated Certificate of Incorporation of W. R. Grace & Co.	Exhibit 3.1 to Form 8-K (filed 4/8/98)
3.2	Amended and Restated By-laws of W. R. Grace & Co.	Exhibit 3.1 to Form 8-K (filed 2/27/09)
4.1	Amended and Restated Rights Agreement dated as of March 25, 2008 between W. R. Grace & Co. and Mellon Investor Services LLC, as Rights Agent	Exhibit 4.1 to Form 10/A (filed 3/25/08)
4.2	Order of Delaware Bankruptcy Court limiting certain transfers of Grace equity securities	Exhibit 4.2 to Form 10-K (filed 3/02/09)
4.3
	Credit Agreement dated as of May 14, 1998, among W. R. Grace & Co.-Conn., W. R. Grace & Co., the several banks parties thereto; the co-agents signatories thereto; The Chase Manhattan Bank, as administrative agent for such banks; and Chase Securities Inc., as arranger	Exhibit 4.1 to Form 10-Q (filed 8/14/98)
4.4
	364-Day Credit Agreement, dated as of May 5, 1999, among W. R. Grace & Co.-Conn.; W. R. Grace & Co.; the several banks parties thereto; the co-agents signatories thereto; Bank of America National Trust and Savings Association, as documentation agent; The Chase Manhattan Bank, as administrative agent for such banks; and Chase Securities Inc., as book manager	Exhibit 4.1 to Form 10-Q (filed 8/3/99)
4.5
	First Amendment to 364-Day Credit Agreement dated as of May 5, 1999 among W. R. Grace & Co.-Conn.; W. R. Grace & Co.; the several banks parties thereto; Bank of America National Trust and Savings Association, as document agent; The Chase Manhattan Bank, as administrative agent for such banks; and Chase Securities, Inc., as bank manager	Exhibit 4 to Form 10-Q (filed 8/15/00)
4.6
	Post-Petition Loan and Security Agreement dated as of April 1, 2001 among the financial institutions named therein, as Lenders, Bank of America, N.A. as Agent, and W. R. Grace & Co. and its subsidiaries named therein as Debtors and Debtors-in-Possession, as Borrowers	Exhibit 4 to Form 10-Q (filed 8/14/01)
4.7	Amendment No. 1 and Limited Waiver to Post-Petition Loan and Security Agreement	Exhibit 4 to Form 10-Q (filed May 13, 2003)
4.8	Amendment No. 2 and Limited Waiver to Post-Petition Loan and Security Agreement	Exhibit 4.1 to Form 10-Q (filed May 9, 2006)
4.9	Amendment No. 3 and Limited Waiver to Post-Petition Loan and Security Agreement	Exhibit 4.2 to Form 10-Q (filed May 9, 2006)
4.10	Amendment No. 4 and Limited Waiver to Post-Petition Loan and Security Agreement	Exhibit 4.3 to Form 10-Q (filed May 9, 2006)
4.11	Amendment No. 5 and Limited Waiver to Post-Petition Loan and Security Agreement	Exhibit 4.1 to Form 8-K (filed April 2, 2008)

EXHIBIT NO.	EXHIBIT	WHERE LOCATED
4.12	Amendment No. 6 and Limited Waiver to Post-Petition Loan and Security Agreement	Exhibit 4.2 to Form 8-K (filed April 2, 2008)
4.13	Amendment No. 7 and Limited Waiver to Post-Petition Loan and Security Agreement	Exhibit 4.13 to Form 10-K (filed 2/27/2009)
4.14	Receivables Purchase agreement dated as of January 23, 2007 between Grace GmbH & Co. KG and Coface Finanz GmbH	Exhibit 4.10 to Form 10-K (filed 3/02/07)
10.1	Form of Employee Benefits Allocation Agreement, by and among Old Grace, W. R. Grace & Co.-Conn. and Grace Specialty Chemicals, Inc. (now named W. R. Grace & Co.)	Exhibit 10.1 to Form 10-K (filed March 13, 2003)
10.2	Form of Tax Sharing Agreement, by and among Old Grace, W. R. Grace & Co.-Conn. and Grace Specialty Chemicals, Inc. (now named W. R. Grace & Co.)	Exhibit 10.2 to Form 10-K (filed 3/13/03)
10.3	W. R. Grace & Co. 2000 Stock Incentive Plan, as amended	Exhibit 10 to Form 10-Q (filed 8/14/00)*
10.4	W. R. Grace & Co. Supplemental Executive Retirement Plan, as amended	Exhibit 10.7 to Form 10-K (filed 3/28/02)*
10.5	W. R. Grace & Co. Executive Salary Protection Plan, as amended	Exhibit 10.8 to Form 10-K (filed 3/28/02)*
10.6	Form of Stock Option Agreements	Exhibit 10.5 to Form 10-Q (filed 5/15/98)*
10.7	Form of 2006-2008 Long-Term Incentive Program Cash Award	Exhibit 10.1 to Form 8-K (filed 11/06/06)*
10.8	Form of 2007-2009 Long-Term Incentive Program Cash Award	Exhibit 10.1 to Form 10-Q (filed 11/08/07)*
10.9	Form of 2008-2010 Long-Term Incentive Program Cash Award	Exhibit 10.12 to Form 10-K (filed 3/02/09)*
10.10	Form of 2009-2011 Long-Term Incentive Program Cash Award	Exhibit 10.1 to Form 8-K (filed 4/28/09)*
10.11	Form of Executive Severance Agreement between Grace and certain officers	Exhibit 10.17 to Form 10-K (filed 3/13/03)*
10.12	Severance Pay Plan for Salaried Employees	Exhibit 10.17 to Form 10-K (filed 3/02/07)*
10.13	Letter Agreement dated May 7, 1999 between Paul J. Norris, on behalf of Grace, and William M. Corcoran	Exhibit 10.24 to Form 10-K (filed 4/16/01)*
10.14	Form of Indemnification Agreement between Grace and certain officers and directors	Exhibit 10.27 to Form 10-K (filed 4/16/01)*
10.15	Form of Retention Agreement between Grace and certain officers (includes enhanced severance provision)	Exhibit 10.28 to Form 10-K (filed 4/16/01)*

EXHIBIT NO.	EXHIBIT	WHERE LOCATED
10.16	Annual Incentive Compensation Program	Exhibit 10 to Form 10-Q (filed 5/08/09)*
10.17	Letter Agreement dated May 27, 2009 between John F. Akers, on behalf of Grace, and Fred Festa	Exhibit 10.1 to Form 8-K (filed 5/29/09)*
10.18	Letter Agreement dated January 19, 2005 between Thomas A. Vanderslice, on behalf of Grace, and Paul J. Norris	Exhibit 10.2 to Form 8-K (filed 4/29/05)*
10.19	Letter Agreement dated February 28, 2008 between Fred Festa, on behalf of Grace, and Hudson La Force III (includes enhanced severance provision)	Exhibit 10.1 to Form 8-K (filed 3/07/08)*
10.20	Settlement Agreement dated March 11, 2008 between Grace and the U.S. Government (EPA Cost Recovery Settlement)	Exhibit 10.1 to Form 8-K (filed 3/11/08)
12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends	Filed herewith in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement
21	List of Subsidiaries of W. R. Grace & Co.	Filed herewith
23	Consent of Independent Accountants	Filed herewith in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement
24	Powers of Attorney	Filed herewith
31(i).1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement
31(i).2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith in this Report in Item 8 (Financial Statements and Supplementary Data) in the Financial Supplement

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

Dated: February 25, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2010.

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

Financial Supplement

W. R. GRACE & CO.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

 FINANCIAL SUPPLEMENT
to
Annual Report on Form 10-K for the Year Ended December 31, 2009

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

        Responsibility for Internal Controls—We are also responsible for establishing and maintaining adequate internal controls over financial reporting. These internal controls consist of policies and procedures that are designed to assess and monitor the effectiveness of the control environment including risk identification, governance structure, delegations of authority, information flow, communications and control activities. A chartered Disclosure Committee oversees Grace's public financial reporting process and key managers are required to confirm their compliance with Grace's policies and internal controls quarterly. While no system of internal controls can ensure elimination of all errors and irregularities, Grace's internal controls, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed, transactions are properly executed and reported, and appropriate disclosures are made. The concept of reasonable assurance is based on the recognition that there are limitations in all systems of internal control and that the costs of such systems should be balanced with their benefits. The Audit Committee of the Board of Directors, which is comprised solely of independent directors, meets regularly with Grace's senior financial management, internal auditors and independent registered public accounting firm to review audit plans and results, as well as the actions taken by management in discharging its responsibilities for accounting, financial reporting and internal controls. The Audit Committee is responsible for the selection and compensation of the independent registered public accounting firm. Grace's financial management, internal auditors and independent registered public accounting firm have direct and confidential access to the Audit Committee at all times.

        Report On Internal Control Over Financial Reporting—We and our management have evaluated Grace's internal control over financial reporting as of December 31, 2009. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we and our management have concluded that Grace's internal control over financial reporting is effective as of December 31, 2009. Grace's independent registered public accounting firm that audited our financial statements included in Item 15 has also audited the effectiveness of Grace's internal control over financial reporting as of December 31, 2009, as stated in their report, which appears on the following page.

        Report On Disclosure Controls And Procedures—As of December 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of Grace's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, we concluded that Grace's disclosure controls and procedures are effective in ensuring that information required to be disclosed in Grace's periodic filings under the Exchange Act is accumulated and communicated to us to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

/s/ A. E. Festa A. E. Festa President and Chief Executive Officer	/s/ Hudson La Force III Hudson La Force III Senior Vice President and Chief Financial Officer
February 25, 2010

 Report of Independent Registered Public Accounting Firm

        To the Shareholders and Board of Directors of W. R. Grace & Co.:

        In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of W. R. Grace & Co. and its subsidiaries (the "Company") at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's Report On Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        As discussed in Note 1 to the accompanying consolidated financial statements, the Company retrospectively changed the manner in which it accounts for noncontrolling interests in 2009. Also, as discussed in Note 10 to the accompanying consolidated financial statements, the Company changed the manner in which it accounts for income tax uncertainties effective January 1, 2007.

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
February 25, 2010

EXHIBIT 23

Consent of Independent Registered Public Accounting Firm

        We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-37024) of W. R. Grace & Co. of our report dated February 25, 2010 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
McLean, Virginia
February 25, 2010

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Operations

(In millions, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Net sales	$2,825.0	$3,317.0	$3,115.2
Cost of goods sold	1,900.7	2,333.5	2,128.5

Gross profit	924.3	983.5	986.7
Selling, general and administrative expenses	570.8	589.7	600.6
Restructuring expenses and related asset impairments	33.4	5.2	—
(Gains) loss on sales of product lines and gain related to the sale of interest in an unconsolidated affiliate	(33.9)	—	1.0
Research and development expenses	70.1	82.7	79.5
Defined benefit pension expense	85.6	56.8	52.6
Interest expense and related financing costs	38.3	54.2	72.1
Provision for environmental remediation	4.4	14.6	17.0
Chapter 11 expenses, net of interest income	48.0	65.8	86.4
Equity in earnings of unconsolidated affiliates	(1.7)	(0.6)	—
Other (income) expense, net	16.6	(26.1)	(34.7)

	831.6	842.3	874.5

Income before income taxes	92.7	141.2	112.2
Benefit from (provision for) income taxes	(11.5)	(4.3)	1.1

Net income	81.2	136.9	113.3
Less: Net income attributable to noncontrolling interests	(10.0)	(15.4)	(24.5)

Net income attributable to W. R. Grace & Co. shareholders	$71.2	$121.5	$88.8

Earnings Per Share Attributable to W. R. Grace & Co. Shareholders
Basic earnings per share:
Net income	$0.99	$1.69	$1.27
Weighted average number of basic shares	72.2	72.0	70.1
Diluted earnings per share:
Net income	$0.98	$1.68	$1.24
Weighted average number of diluted shares	72.6	72.5	71.6

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES
Net income	$81.2	$136.9	$113.3
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	113.0	118.7	113.4
Equity in earnings of unconsolidated affiliates	(1.7)	(0.6)	—
Chapter 11 expenses, net of interest income	48.0	65.8	86.4
(Benefit from) provision for income taxes	11.5	4.3	(1.1)
Income taxes (paid), net of refunds	28.2	(42.4)	(51.1)
Interest accrued on pre-petition liabilities subject to compromise	36.2	49.4	70.9
(Gains) loss on sales of product lines and gain related to the sale of interest in an unconsolidated affiliate	(33.9)	—	1.0
Net gain on disposals of assets	(1.5)	(14.1)	(2.9)
Restructuring expenses and related asset impairments	33.4	5.2	—
Payments for restructuring expenses and related asset impairments	(17.5)	(4.5)	—
Defined benefit pension expense	85.6	56.8	52.6
Payments under defined benefit pension arrangements	(61.4)	(67.7)	(105.7)
Payments under postretirement benefit plans	(3.6)	(6.6)	(5.0)
Net income from life insurance policies	(1.2)	(3.0)	(5.4)
Provision for (recovery of) uncollectible receivables	4.3	2.2	(0.4)
Provision for environmental remediation	4.4	14.6	17.0
Expenditures for environmental remediation	(7.7)	(4.9)	(9.5)
Expenditures for retained obligations of divested businesses	(0.3)	(1.1)	(1.0)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	96.8	13.8	(44.6)
Inventories	84.8	(2.3)	(28.7)
Accounts payable	(32.1)	40.0	16.1
Due from unconsolidated affiliate	3.0	—	—
Other accruals and non-cash items	18.1	(24.2)	(12.7)

Net cash provided by operating activities before Chapter 11 expenses and settlements	487.6	336.3	202.6
Cash paid to resolve contingencies subject to Chapter 11	—	(252.0)	(10.3)
Chapter 11 expenses paid	(54.2)	(69.3)	(92.1)

Net cash provided by operating activities	433.4	15.0	100.2

INVESTING ACTIVITIES
Capital expenditures	(93.8)	(132.2)	(136.9)
Business acquired, net of cash acquired	—	—	(5.5)
Purchases of equity investments	(2.5)	(4.0)	(6.3)
Proceeds from sales of product lines and the interest in an unconsolidated affiliate	40.6	—	21.8
Cash impact from deconsolidation of business	(17.5)	—	—
Proceeds from disposals of assets	8.6	21.8	6.1
Investments in short term debt securities	—	—	(124.7)
Proceeds from sales of investment securities and debt securities	22.5	70.7	25.0
Net investment in life insurance policies	(0.6)	(0.1)	(1.2)
Proceeds from termination of life insurance policies	68.8	12.7	14.8

Net cash provided by (used for) investing activities	26.1	(31.1)	(206.9)

FINANCING ACTIVITIES
Dividends paid to noncontrolling interests in consolidated entities	(40.4)	(13.4)	(12.0)
Net (repayments) borrowings under credit arrangements	(0.4)	6.7	8.2
Fees paid under debtor-in-possession credit facility	(1.9)	(2.3)	(2.6)
Proceeds from exercise of stock options	1.4	9.6	40.1

Net cash provided by (used for) financing activities	(41.3)	0.6	33.7

Effect of currency exchange rate changes on cash and cash equivalents	14.7	(4.9)	17.2

Increase (decrease) in cash and cash equivalents	432.9	(20.4)	(55.8)
Cash and cash equivalents, beginning of period	460.1	480.5	536.3

Cash and cash equivalents, end of period	$893.0	$460.1	$480.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Balance Sheets

(In millions, except par value and shares)

	December 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$893.0	$460.1
Investment securities	—	21.6
Cash value of life insurance policies, net of policy loans	—	67.2
Trade accounts receivable (including $17.9 from an unconsolidated affiliate), less allowance of $7.9 (2008—$5.0)	383.7	462.6
Inventories	220.6	354.8
Deferred income taxes	61.5	45.8
Other current assets	69.9	86.1

Total Current Assets	1,628.7	1,498.2
Properties and equipment, net of accumulated depreciation and amortization of $1,611.3 (2008—$1,545.3)	690.1	710.6
Goodwill	118.6	117.1
Deferred income taxes	843.4	851.7
Asbestos-related insurance	500.0	500.0
Overfunded defined benefit pension plans	36.7	48.6
Investments in unconsolidated affiliates	45.7	7.9
Other assets	105.0	141.4

Total Assets	$3,968.2	$3,875.5

LIABILITIES AND EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Debt payable within one year (including $1.8 due to an unconsolidated affiliate) (2008-$0.0)	$12.6	$11.2
Accounts payable (including $4.1 due to an unconsolidated affiliate) (2008-$0.0)	174.2	207.6
Other current liabilities	307.9	314.3

Total Current Liabilities	494.7	533.1
Debt payable after one year (including $10.5 due to an unconsolidated affiliate) (2008-$0.0)	10.9	0.6
Deferred income taxes	34.2	7.1
Underfunded defined benefit pension plans	372.2	392.3
Unfunded pay-as-you-go defined benefit pension plans	158.2	136.7
Other liabilities	41.4	46.6

Total Liabilities Not Subject to Compromise	1,111.6	1,116.4
Liabilities Subject to Compromise—Note 2
Pre-petition bank debt plus accrued interest	850.6	823.5
Drawn letters of credit plus accrued interest	31.4	30.0
Income tax contingencies	117.9	121.0
Asbestos-related contingencies	1,700.0	1,700.0
Environmental contingencies	148.4	152.2
Postretirement benefits	171.2	169.7
Other liabilities and accrued interest	127.6	116.5

Total Liabilities Subject to Compromise	3,147.1	3,112.9

Total Liabilities	4,258.7	4,229.3

Commitments and Contingencies
Equity (Deficit)
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 2009—72,283,318 (2008—72,157,518)	0.8	0.8
Paid-in capital	445.8	436.6
Accumulated deficit	(175.4)	(246.6)
Treasury stock, at cost: shares: 2009—4,696,442; (2008—4,822,242)	(55.9)	(57.4)
Accumulated other comprehensive income (loss)	(514.5)	(560.3)

Total W. R. Grace & Co. Shareholders' Equity (Deficit)	(299.2)	(426.9)
Noncontrolling interests	8.7	73.1

Total Equity (Deficit)	(290.5)	(353.8)

Total Liabilities and Equity (Deficit)	$3,968.2	$3,875.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Equity (Deficit)

(In millions)

	Common Stock and Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity (Deficit)
Balance, December 31, 2006	$424.6	$(459.1)	$(96.0)	$(390.8)	$61.1	$(460.2)
Cumulative effect of adoption of ASC 740-10	—	2.2	—	—	—	2.2

Balance, January 1, 2007	424.6	(456.9)	(96.0)	(390.8)	61.1	(458.0)

Net income	—	88.8	—	—	24.5	113.3
Stock plan activity	7.7	—	32.3	—	—	40.0
Other comprehensive income (loss)	—	—	—	40.7	(0.4)	40.3
Dividends paid	—	—	—	—	(12.0)	(12.0)

Balance, December 31, 2007	432.3	(368.1)	(63.7)	(350.1)	73.2	(276.4)

Net income	—	121.5	—	—	15.4	136.9
Stock plan activity	5.1	—	6.3	—	—	11.4
Other comprehensive income (loss)	—	—	—	(210.2)	(2.1)	(212.3)
Dividends paid	—	—	—	—	(13.4)	(13.4)

Balance, December 31, 2008	437.4	(246.6)	(57.4)	(560.3)	73.1	(353.8)

Net income	—	71.2	—	—	10.0	81.2
Stock plan activity	9.2	—	1.5	—	—	10.7
Other comprehensive income (loss)	—	—	—	45.8	1.6	47.4
Dividends paid	—	—	—	—	(40.4)	(40.4)
Deconsolidation of business	—	—	—	—	(35.6)	(35.6)

Balance, December 31, 2009	$446.6	$(175.4)	$(55.9)	$(514.5)	$8.7	$(290.5)

The Notes to Consolidated Financial Statements are an integral part of these statements.

W. R. Grace & Co. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Year Ended December 31,
	2009	2008	2007
Net income	$81.2	$136.9	$113.3

Other comprehensive income (loss):
Currency translation adjustments	38.1	(58.7)	44.6
Gain (loss) from hedging activities, net of income taxes	7.5	(6.6)	0.8
Defined benefit pension and other postretirement plans, net of income taxes	1.0	(144.9)	(4.7)
Unrealized loss on investment	(0.8)	—	—

Total other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	45.8	(210.2)	40.7
Total other comprehensive income (loss) attributable to noncontrolling interests	1.6	(2.1)	(0.4)

Total other comprehensive income (loss)	47.4	(212.3)	40.3

Comprehensive income (loss)	$128.6	$(75.4)	$153.6

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies

        W. R. Grace & Co., through its subsidiaries, is engaged in specialty chemicals and specialty materials businesses on a global basis through two operating segments: Grace Davison, which includes specialty catalysts and specialty materials used in a wide range of energy, refining, consumer, industrial, packaging and life sciences applications; and Grace Construction Products, which includes specialty chemicals and specialty materials used in commercial, infrastructure and residential construction.

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

        Voluntary Bankruptcy Filing    During 2000 and the first quarter of 2001, Grace experienced several adverse developments in its asbestos-related litigation, including: a significant increase in personal injury claims, higher than expected costs to resolve personal injury and certain property damage claims, and class action lawsuits alleging damages from Zonolite® Attic Insulation ("ZAI"), a former Grace attic insulation product.

        After a thorough review of these developments, Grace's Board of Directors concluded that a federal court-supervised bankruptcy process provided the best forum available to achieve fairness in resolving these claims and on April 2, 2001 (the "Filing Date"), Grace and 61 of its United States subsidiaries and affiliates, (collectively, the "Debtors"), filed voluntary petitions for reorganization (the "Filing") under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The cases were consolidated and are being jointly administered under case number 01-01139 (the "Chapter 11 Cases"). Grace's non-U.S. subsidiaries and certain of its U.S. subsidiaries were not included in the Filing.

        Under Chapter 11, the Debtors have continued to operate their businesses as debtors-in-possession under court protection from creditors and claimants, while using the Chapter 11 process to develop and implement a plan for addressing the asbestos-related claims. Since the Filing, all motions necessary to conduct normal business activities have been approved by the Bankruptcy Court. (See Note 2 for Chapter 11 Information.)

        Principles of Consolidation    The Consolidated Financial Statements include the accounts of Grace and entities as to which Grace exercises control over operating and financial policies. Grace consolidates the activities of variable interest entities in circumstances where management determines that Grace is the primary beneficiary of the variable interest entity. Intercompany transactions and balances are eliminated in consolidation. Investments in affiliated companies in which Grace can significantly influence operating and financial policies are accounted for under the equity method, unless Grace's investment is deemed to be temporary, in which case the investment is accounted for under the cost method.

        Operating Segments    Grace reports financial results of each of its operating segments that engage in business activities that generate revenues and expenses, and whose operating results are

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

regularly reviewed by Grace's Chief Executive Officer. Grace reports two operating segments: Grace Davison, which includes specialty catalysts and specialty materials used in a wide range of energy, refining, consumer, industrial, packaging and life sciences applications; and Grace Construction Products, which includes specialty chemicals and specialty materials used in commercial, infrastructure and residential construction.

        Noncontrolling Interests in Consolidated Entities    Grace conducts certain of its business through joint ventures with unaffiliated third parties. For joint ventures in which Grace has a controlling financial interest, Grace consolidates the results of such joint ventures in the Consolidated Financial Statements. Grace recognizes a liability for cumulative amounts due to the third parties based on the financial results of the joint ventures, and deducts the amount of income attributable to noncontrolling interests in the measurement of its consolidated net income.

        Reclassifications    Certain amounts in prior years' Consolidated Financial Statements have been reclassified to conform to the 2009 presentation. Such reclassifications have not materially affected previously reported amounts in the Consolidated Financial Statements.

        Use of Estimates    The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual amounts could differ from those estimates, and the differences could be material. Changes in estimates are recorded in the period identified. Grace's accounting measurements that are most affected by management's estimates of future events are:

  •
  Contingent liabilities, which depend on an assessment of the probability of loss and an estimate of ultimate resolution cost, such as asbestos-related matters (see Notes 2 and 3), income taxes (see Note 10), environmental remediation (see Note 13), and litigation (see Note 13);

  •
  Pension and postretirement liabilities that depend on assumptions regarding participant life spans, future inflation, discount rates and total returns on invested funds (see Note 11); and

  •
  Realization values of net deferred tax assets and insurance receivables, which depend on projections of future income and cash flows and assessments of insurance coverage and insurer solvency.

        The accuracy of management's estimates may be materially affected by the uncertainties arising under Grace's Chapter 11 proceeding.

        Revenue Recognition    Grace recognizes revenue when all of the following criteria are satisfied: risk of loss and title transfer to the customer; the price is fixed and determinable; and collectability is reasonably assured. Certain customer arrangements include conditions for volume rebates. Grace accrues a rebate allowance and reduces recorded sales for anticipated selling price adjustments at the time of sale. Grace regularly reviews rebate accruals based on actual and anticipated sales patterns.

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

        Cash Equivalents    Cash equivalents consist of liquid instruments and investments with maturities of three months or less when purchased. The recorded amounts approximate fair value.

        Investment Securities    Investment securities consist of direct and indirect investments in debt securities and are classified as available-for-sale securities. These investments are reported at fair value as determined by independent pricing sources with temporary unrealized gains and losses included in other comprehensive income. Losses that are deemed to be other than temporary are considered impairments and are recorded in earnings. Grace reflected these securities as current assets in prior years as they were actively being liquidated. The securities were fully liquidated as of December 31, 2009.

        Inventories    Inventories are stated at the lower of cost or market. The method used to determine cost is first-in/first-out, or "FIFO." Market values for raw materials are based on current cost and, for other inventory classifications, net realizable value. Inventories are evaluated regularly for salability, and slow moving and/or obsolete items are adjusted to expected salable value. Inventory values include direct and certain indirect costs of materials and production. Abnormal costs of production are expensed as incurred.

        Properties and Equipment    Properties and equipment are stated at cost. Depreciation of properties and equipment is generally computed using the straight-line method over the estimated useful life of the asset. Estimated useful lives range from 20 to 40 years for buildings, 3 to 7 years for information technology equipment, 3 to 10 years for machinery and equipment and 5 to 10 years for furniture and fixtures. Interest is capitalized in connection with major project expenditures. Fully depreciated assets are retained in properties and equipment and related accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds from disposal, is charged or credited to earnings. Obligations for costs associated with asset retirements, such as requirements to restore a site to its original condition, are accrued at net present value and amortized along with the related asset. Grace reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

        Goodwill    Goodwill arises from certain business combinations. Grace reviews its goodwill for impairment on an annual basis at November 30 and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Recoverability is assessed at the reporting unit level most directly associated with the business combination that generated the goodwill. For the purpose of measuring impairment under the provisions of ASC 350, Grace has identified its reporting units as the product groups at one level below its operating segments. Grace has evaluated its goodwill annually with no impairment charge required in any of the periods presented.

        Income Taxes    Deferred tax assets and liabilities are recognized with respect to the expected future tax consequences of events that have been recorded in the Consolidated Financial Statements. If it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is provided against such deferred tax assets. The assessment of realization of deferred tax assets is performed under scenarios of future taxable income and tax planning alternatives that are considered reasonable in the circumstances.

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

        We record a liability for income tax contingencies when it is more likely than not that a tax position we have taken will not be sustained upon audit. We evaluate such likelihood based on relevant facts and tax law. We adjust our recorded liability for income tax matters due to changes in circumstances or new uncertainties, such as amendments to existing tax law. Our ultimate tax liability depends upon many factors, including negotiations with taxing authorities in the jurisdictions in which we operate, outcomes of tax litigation, and resolution of disputes arising from federal, state, and foreign tax audits. Due to the varying tax laws in each jurisdiction senior management, with the assistance of local tax advisors as necessary, assesses individual matters in each jurisdiction on a case-by-case basis. We research and evaluate our income tax positions, including why we believe they are compliant with income tax regulations, and these positions are documented internally.

        Tax benefits from an uncertain tax position are recognized only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. Tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

        Currency Translation    Assets and liabilities of foreign subsidiaries (other than those located in countries with highly inflationary economies) are translated into U.S. dollars at current exchange rates, while revenues, costs and expenses are translated at average exchange rates during each reporting period. The resulting translation adjustments are included in the "accumulated other comprehensive income (loss)" caption of the Consolidated Balance Sheets. The financial statements of any subsidiaries located in countries with highly inflationary economies are remeasured as if the functional currency were the U.S. dollar; the remeasurement creates translation adjustments that are reflected in net income in the Consolidated Statements of Operations.

        Financial Instruments    Grace uses commodity forward, swap and/or option contracts and currency forward and/or option contracts to manage exposure to fluctuations in commodity prices and currency exchange rates. Grace does not hold or issue derivative financial instruments for trading purposes. Derivative instruments are recorded in the Consolidated Balance Sheets as either assets or liabilities at their fair value. For derivative instruments designated as fair value hedges, changes in the fair values of the derivative instruments closely offset changes in the fair values of the hedged items in other income (expense) in the Consolidated Statements of Operations. For derivative instruments designated as cash flow hedges, if the derivative instruments qualify for hedge accounting pursuant to ASC 815, "Derivatives and Hedging", the effective portion of any hedge is reported as accumulated other comprehensive income (loss) in the Consolidated Balance Sheets until it is cleared to earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges, and changes in the fair values of derivative instruments that are not designated as hedges, are recorded in current period earnings. Cash flows from derivative instruments are reported in the same category as the cash flows from the items being hedged.

        Effect of New Accounting Standards—In June 2009, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Codification ("ASC") No. 105 and the Hierarchy of Generally Accepted Accounting Principles which is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access by providing all of the authoritative literature related to a particular topic in one place, and as of the effective date, all existing United

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

States accounting standard documents were superseded. Grace has included the references to the Codification, as appropriate, in these financial statements.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." The objective of this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Grace will adopt this standard in 2010 and does not expect it to have a material effect on its Consolidated Financial Statements.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events", which was subsequently codified as ASC 855. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement is effective for interim or annual financial periods ending after June 15, 2009. Grace has adopted this Standard in 2009. ASC 855 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the SEC on February 25, 2010.

        In April 2009, the FASB issued FASB Staff Position ("FSP") No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", which was subsequently codified as ASC 825. ASC 825 amends FASB Statement No. 107 (subsequently codified ASC 825), Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as for annual financial statements. ASC 825 also amends APB Opinion No. 28 (subsequently codified as ASC 270), Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. ASC 825 is effective for interim reporting periods ending after June 15, 2009. Grace has adopted this standard in 2009.

        In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments", which was subsequently codified as ASC 320. ASC 320 changed the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. ASC 320 is effective for interim and annual periods ending after June 15, 2009. Grace has adopted this standard in 2009.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which was subsequently codified as ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of ASC 820 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. Grace adopted ASC 820 in the first quarter of 2008 for its financial assets and liabilities, and the adoption did not have a material impact on its Consolidated Financial Statements. Grace adopted ASC 820 in 2009 for its non-financial assets and non-financial liabilities, and the adoption did not have a material impact on its Consolidated Financial Statements. In April 2009, the FASB issued FSP No. FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly", which was subsequently codified as ASC 820. This standard provides additional guidance and expands on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This standard is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Grace has adopted this standard, and it has not had a material impact on its Consolidated Financial Statements. See Note 9 for further discussion of ASC 820.

2. Chapter 11 Information

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

        On October 17, 2008, the Ontario Superior Court of Justice, in the Grace Canada, Inc. proceeding pending under the Companies' Creditors Arrangement Act, approved an agreement (the "Minutes of Settlement"), entered into by the Company, Grace Canada, Inc. and legal representatives of Canadian ZAI property damage claimants on September 2, 2008, that would settle all Canadian ZAI property damage claims and demands. Under the Minutes of Settlement, all Canadian ZAI property damage claims and demands would be paid through a separate Canadian ZAI property damage claims fund of CDN$6.5 million. The Minutes of Settlement were subject to the confirmation and effectiveness of the Joint Plan (as defined below). Because the Bankruptcy Court did not issue a confirmation order with respect to the Joint Plan by October 31, 2009, the Minutes of Settlement became null and void according to their terms. On November 16, 2009, Grace entered into the Amended and Restated Canadian ZAI Minutes of Settlement (the "Amended Settlement"). The Amended Settlement retains the basic structure of the prior settlement, but requires the Debtors to fund the Canadian ZAI property damage claims fund with CDN$8.2 million or CDN$8.7 million, depending on when the Bankruptcy Court's confirmation order is issued. The Ontario Superior Court of Justice approved the Amended Settlement on December 13, 2009. The Crown has filed objections to the terms of the Joint Plan based on the provisions of, and their treatment under, the Amended Settlement. The Bankruptcy Court is considering those confirmation objections. The effectiveness of the Amended Settlement also is subject to the approval of the Bankruptcy Court.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

        On November 21, 2008, the Debtors reached an agreement in principle (the "ZAI PD Term Sheet") with the Putative Class Counsel to the U.S. ZAI claimants, the PD FCR, and the Equity Committee designed to resolve all present and future U.S. ZAI property damage claims and demands as described below.

        As contemplated by the PI Settlement and the ZAI PD Term Sheet, the Debtors, supported by the Equity Committee, the PI Committee and the PI FCR, as co-proponents, amended the joint plan of reorganization and several associated documents, including a disclosure statement, trust distribution procedures, exhibits and other supporting documents on December 18, 2008, February 3, 2009 and February 27, 2009 through filings with the Bankruptcy Court. The Debtors and co-proponents filed technical modifications to the joint plan and certain exhibits on September 4, 2009, October 12, 2009, and December 16, 2009. The joint plan of reorganization (as amended and modified, the "Joint Plan") is designed to address all pending and future asbestos-related claims and all other pre-petition claims as outlined therein. The Joint Plan supersedes the Prior Plan and the PI Plan.

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

        The Joint Plan assumes that Cryovac, Inc. ("Cryovac"), a wholly-owned subsidiary of Sealed Air Corporation ("Sealed Air"), will fund the PI Trust and the PD Trust with an aggregate of: (i) $512.5 million in cash (plus interest at 5.5% compounded annually from December 21, 2002); and (ii) 18 million shares (reflecting a two-for-one stock split) of common stock of Sealed Air, pursuant to the terms of a settlement agreement resolving asbestos-related, successor liability and fraudulent transfer claims against Sealed Air and Cryovac, as further described below (the "Sealed Air Settlement"). The value of the Sealed Air Settlement changes daily with the accrual of interest and the trading value of Sealed Air common stock. The Joint Plan also assumes that Fresenius AG ("Fresenius") will fund the PI Trust and the PD Trust with an aggregate of $115.0 million pursuant to the terms of a settlement agreement resolving asbestos-related, successor liability and fraudulent transfer claims against Fresenius, as further described below (the "Fresenius Settlement"). The Sealed Air Settlement and the Fresenius Settlement have been approved by the Bankruptcy Court but remain subject to the fulfillment of specified conditions.

        Any plan of reorganization, including the Joint Plan and any plan of reorganization that may be filed in the future by a party-in-interest, will become effective only after a vote of eligible creditors and with the approval of the Bankruptcy Court and the U.S. District Court for the District of Delaware (the "District Court"). On March 9, 2009, the Bankruptcy Court approved the disclosure statement associated with the Joint Plan. On March 31, 2009, Grace distributed the Joint Plan, exhibits and disclosure statement along with voting materials to all creditors entitled to vote on the Joint Plan. The Bankruptcy Court required all creditors eligible to vote on the Joint Plan to submit their votes, and all parties-in-interest who object to the Joint Plan to submit their objections, by May 20, 2009. All classes of creditors entitled to vote accepted the Joint Plan. The class of general unsecured creditors, who voted on a provisional basis pending a determination by the Bankruptcy Court as to whether the class is impaired and therefore entitled to a vote, voted to reject the Joint Plan. The objections filed generally relate to demands for interest at rates higher than provided for in the Joint

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Plan, assertions that the Joint Plan may impair insurers' contractual rights, assertions that the Joint Plan discriminates against Libby, Montana personal injury claimants and the classification and treatment of claims under the Joint Plan.

        Hearings to determine whether the Bankruptcy Court will approve the Joint Plan were held on June 22-23, 2009, September 8-17, 2009, and October 13-14, 2009. The parties submitted post-hearing briefs in November and December 2009. Closing arguments on confirmation of the Joint Plan were held on January 4-6, 2010 and January 25, 2010.

        Grace believes that the Joint Plan complies with the requirements for confirmation under the Bankruptcy Code and Grace intends to vigorously defend the Joint Plan against these and all other objections. If certain objections were resolved adversely to Grace and the other Joint Plan proponents, or if rulings by the Bankruptcy Court resolving certain objections favorably to the Joint Plan proponents were appealed, certain conditions to the Joint Plan, including for example, payments pursuant to the Sealed Air Settlement and the Fresenius Settlement, might not be satisfied and potential lenders might not be willing to provide the new financing that Grace requires to fund the Joint Plan. The resolution of these objections and any related appeals could have a material effect on the terms and timing of Grace's emergence from Chapter 11.

        The Joint Plan is designed to address all pending and future asbestos-related claims and demands and all other pre-petition claims as outlined respectively therein. However, it is possible that the Joint Plan will not be confirmed by the Bankruptcy Court, or become effective if it is confirmed. If the Joint Plan is not confirmed by the Bankruptcy Court or the District Court or does not become effective, the Debtors would expect to resume the estimation trial, which was suspended in April 2008 due to the PI Settlement, to determine the amount of its asbestos-related liabilities. Under those circumstances, a different plan of reorganization may ultimately be confirmed and become effective. Under a different plan of reorganization, the interests of holders of Company common stock could be substantially diluted or cancelled. The value of Company common stock following the effective date of any plan of reorganization and the extent of any recovery by non-asbestos-related creditors would depend principally on the amount of Debtors' asbestos-related liability under such effective plan of reorganization.

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

2. Chapter 11 Information (Continued)

  •
  Rights to all proceeds under all of the Debtors' insurance policies that are available for payment of PI Claims;

  •
  Cash in the amount of $512.5 million plus interest thereon from December 21, 2002 to the effective date of the Joint Plan at a rate of 5.5% per annum to be paid by Cryovac reduced by the amount of Cryovac's contribution to the PD Initial Payment and the ZAI Initial Payment (as described below) and 18 million shares of Sealed Air common stock to be paid by Cryovac pursuant to the Sealed Air Settlement;

  •
  Cash in the amount of $115 million to be paid by Fresenius pursuant to the Fresenius Settlement reduced by the amount of Fresenius' contribution to the PD Initial Payment and ZAI Initial Payment (as described below); and

  •
  Deferred payments by Grace of $110 million per year for five years beginning in 2019, and $100 million per year for 10 years beginning in 2024, that would be subordinate to any bank debt or bonds outstanding, guaranteed by the Company and secured by the Company's obligation to issue 50.1% of its outstanding common stock (measured as of the effective date of the Joint Plan) to the PI Trust in the event of default.

Asbestos-Related Property Damage Claims

        All pending and future asbestos-related property damage claims and demands ("PD Claims") would be channeled to the PD Trust for resolution. The PD Trust would contribute CDN$8.2 million or CDN$8.7 million (depending on when the Bankruptcy Court' confirmation order is issued) to a separate Canadian ZAI PD Claims fund through which Canadian ZAI PD Claims would be resolved. The PD Trust would generally resolve U.S. ZAI PD Claims that qualify for payment by paying 55% of the claimed amount, but in no event would the PD Trust pay more per claim than 55% of $7,500 (as adjusted for inflation each year after the fifth anniversary of the effective date of the Joint Plan). The PD Trust would satisfy other allowed PD Claims pursuant to specified trust distribution procedures with cash payments in the allowed settlement amount. Unresolved PD Claims and future PD claims would be litigated pursuant to procedures to be approved by the Bankruptcy Court and, to the extent such claims were determined to be allowed claims, would be paid in cash by the PD Trust in the amount determined by the Bankruptcy Court.

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

        The PD account would be funded with:

  •
  Approximately $147 million in cash plus cash in the amount of the estimated first six months of PD Trust expenses, to be paid by Cryovac and Fresenius (the "PD Initial Payment"), and either CDN$8.2 million or CDN$8.7 million in cash to be paid by Grace pursuant to the Amended Settlement.

  •
  A Grace obligation (the "PD Obligation") providing for a payment to the PD Trust every six months in the amount of the non-ZAI PD Claims allowed during the preceding six months plus interest and, except for the first six months, the amount of PD Trust expenses for the

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

    preceding six months. The aggregate amount to be paid under the PD Obligation would not be capped.

        The ZAI PD account would be funded as follows (the "ZAI Assets"):

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

Other Claims

        All allowed administrative claims would be paid in cash and all allowed priority claims would be paid in cash with interest. Secured claims would be paid in cash with interest or by reinstatement. Allowed general unsecured claims would be paid in cash, including any post-petition interest as follows: (i) for holders of pre-petition bank credit facilities, post-petition interest at the rate of 6.09% from the Filing Date through December 31, 2005 and thereafter at floating prime, in each case compounded quarterly; and (ii) for all other unsecured claims that are not subject to a settlement agreement providing otherwise, interest at 4.19% from the Filing Date, compounded annually, or if pursuant to an existing contract, interest at the non-default contract rate. The general unsecured creditors that hold pre-petition bank debt have asserted that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements which, if paid, would be approximately $100 million. Grace has asserted that such creditors are not entitled to interest at the default rate and has requested the Bankruptcy Court to determine the appropriate rate at which interest would be payable. Unsecured employee-related claims such as pension, retirement medical obligations and workers compensation claims, would be reinstated.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

        Approximately 7,000 of the non-asbestos related claims involve claims by employees or former employees for future retirement benefits such as pension and retiree medical coverage. Pursuant to certain orders entered by the Bankruptcy Court, upon commencement of the chapter 11 cases, Grace received permission to continue to honor and pay its obligations under its various employee benefit programs other than certain voluntary supplemental pension program benefits. Grace has continued to pay its obligations under its various employee benefit programs during the chapter 11 cases and intends to do so for the remainder of the chapter 11 cases and thereafter. Pursuant to the Joint Plan, Grace is assuming its obligations under the Grace benefit programs and will continue to pay all such obligations pursuant to the terms and conditions of the applicable Grace benefit programs. As a result, the bankruptcy court has approved a motion filed by Grace approving a protocol by which the filed employee related claims would be disallowed.

        The remaining non-asbestos claims include claims for payment of goods and services, taxes, product warranties, principal and interest under pre-petition credit facilities, amounts due under leases and other contracts, leases and other executory contracts rejected in the Chapter 11 Cases, environmental remediation, pending non-asbestos-related litigation, and non-asbestos-related personal injury. The Debtors analyzed the claims filed pursuant to the March 31, 2003 bar date and found that many are duplicates, represent the same claim filed against more than one of the Debtors, lack any supporting documentation, or provide insufficient supporting documentation. As of December 31, 2009, of the approximately 4,335 non-ZAI PD Claims filed, approximately 395 claims have been resolved, approximately 3,905 claims have been expunged, reclassified by the Debtors or withdrawn by claimants, leaving approximately 35 claims to be addressed through the property damage case management order approved by the Bankruptcy Court and/or the Joint Plan or another plan of reorganization. The claims remaining to be addressed include 16 asbestos property damage

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

claims that had been expunged by a bankruptcy court order that was reversed by an order of the District Court on September 29, 2009. As of December 31, 2009, of the approximately 3,290 non-asbestos claims filed, approximately 1,910 have been expunged or withdrawn by claimants, approximately 1,175 have been resolved, and an additional approximately 210 claims are to be addressed through the claim objection process and the dispute resolution procedures approved by the Bankruptcy Court.

        Additionally, by order dated June 17, 2008, the Bankruptcy Court established October 31, 2008 as the bar date for ZAI PD Claims related to property located in the U.S. As of December 31, 2009, approximately 19,260 US ZAI PD Claims have been filed. In addition, on October 21, 2008, the Bankruptcy Court entered an order establishing August 31, 2009 as the bar date for ZAI PD Claims related to property located in Canada. Under the Amended Settlement, notwithstanding the Canadian ZAI PD Claims Bar Date of August 31, 2009, all Canadian ZAI PD Claimants who have filed a proof of claim by December 31, 2009, shall be entitled to seek compensation from the Canadian ZAI PD Claims Fund to be established pursuant to the Amended Settlement. As of December 31, 2009, approximately 14,100 Canadian ZAI PD Claims have been filed. The Joint Plan provides for the channeling of US ZAI PD Claims and Canadian ZAI PD Claims to the Asbestos PD Trust created under the Joint Plan, and the subsequent transfer of Canadian ZAI PD Claims to a Canadian fund. No bar date has been set for personal injury claims related to ZAI. The Joint Plan provides that ZAI PI Claims would be channeled to the Asbestos PI Trust created under the Joint Plan.

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

        The Debtors have entered into a debtor-in-possession post-petition loan and security agreement, or DIP facility, with a syndicate of lenders that provides for up to $165 million of revolving loans and face amount of letters of credit. The DIP facility is secured by a priority lien on substantially all assets of the Debtors with the exclusion of the capital stock of non-U.S. subsidiaries, and bears interest based on LIBOR. On February 16, 2010, the Bankruptcy Court granted Grace authority to terminate the DIP facility and replace it with a $100 million cash-collateralized letter of credit facility with a commercial bank to support current outstanding and new letters of credit.

        Accounting Impact    The accompanying Consolidated Financial Statements have been prepared in accordance with FASB Accounting Standards Codification 852 ("ASC 852"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". ASC 852 requires that financial statements of debtors-in-possession be prepared on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, the realization of certain of the Debtors' assets and the liquidation of certain of the Debtors' liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, the ultimate plan of reorganization could materially change the amounts and classifications reported in the Consolidated Financial Statements.

        Pursuant to ASC 852, Grace's pre-petition and future liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of December 31, 2009, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments), as well as estimates of costs related to contingent liabilities (such as asbestos-related litigation, environmental remediation and other claims). Obligations of Grace subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheets based upon maturity dates or the expected dates of payment. ASC 852 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. Grace presents reorganization items as "Chapter 11 expenses, net of interest income," a separate caption in its Consolidated Statements of Operations.

        As discussed in Note 3, Grace has not adjusted its accounting for asbestos-related assets or liabilities to reflect the Joint Plan.

        Grace has not recorded the benefit of any assets that may be available to fund asbestos-related and other liabilities under the Fresenius Settlement and the Sealed Air Settlement, as under the Joint Plan, these assets will be transferred to the PI Trust and the PD Trust. The estimated fair value available under the Fresenius Settlement and the Sealed Air Settlement as measured at December 31, 2009, was $1,255.3 million comprised of $115.0 million in cash from Fresenius and $1,140.3 million in cash and stock from Cryovac under the Joint Plan. Payments under the Sealed Air Settlement will be made directly to the PI Trust and the PD Trust by Cryovac.

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

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Components of liabilities subject to compromise are as follows:

	December 31, 2009	December 31, 2008	Filing Date (Unaudited)
	(In millions)
Pre-petition bank debt plus accrued interest	$850.6	$823.5	$511.5
Drawn letters of credit plus accrued interest	31.4	30.0	—
Asbestos-related contingencies	1,700.0	1,700.0	1,002.8
Income tax contingencies	117.9	121.0	242.1
Environmental contingencies	148.4	152.2	164.8
Postretirement benefits other than pension	69.3	73.2	185.4
Unfunded special pension arrangements	111.0	106.0	70.8
Retained obligations of divested businesses	29.1	29.8	43.5
Accounts payable	31.2	31.2	43.0
Other accrued liabilities	67.3	55.5	102.1
Reclassification to current liabilities(1)	(9.1)	(9.5)	—

Total Liabilities Subject to Compromise	$3,147.1	$3,112.9	$2,366.0

(1)
As of December 31, 2009 and 2008, approximately $9.1 million and $9.5 million, respectively, of certain pension and postretirement benefit obligations subject to compromise have been presented in other current liabilities in the Consolidated Balance Sheets in accordance with ASC 715.

        Note that the unfunded special pension arrangements reflected above exclude non-U.S. pension plans and qualified U.S. pension plans that became underfunded subsequent to the Filing. Contributions to qualified U.S. pension plans are subject to Bankruptcy Court approval.

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Change in Liabilities Subject to Compromise

        The following table is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through December 31, 2009.

Cumulative Since Filing
(In millions) (Unaudited)
Balance, Filing Date April 2, 2001	$2,366.0
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Payment of environmental settlement liability (see Note 13)	(252.0)
Freight and distribution order	(5.7)
Trade accounts payable order	(9.1)
Resolution of contingencies subject to Chapter 11	(130.0)
Other court orders including employee wages and benefits, sales and use tax, and customer programs	(333.2)
Expense/(income) items:
Interest on pre-petition liabilities	433.0
Employee-related accruals	79.2
Provision for asbestos-related contingencies	744.8
Provision for environmental contingencies	331.1
Provision for income tax contingencies	(42.2)
Balance sheet reclassifications	(34.8)

Balance, end of period	$3,147.1

        Additional liabilities subject to compromise may arise due to the rejection of executory contracts or unexpired leases, or as a result of the Bankruptcy Court's allowance of contingent or disputed claims.

        For the holders of pre-petition bank credit facilities, beginning January 1, 2006, Grace agreed to pay interest on pre-petition bank debt at the prime rate, adjusted for periodic changes, and compounded quarterly. The effective rates for the twelve months ended December 31, 2009 and 2008 were 3.25% and 5.09%, respectively. From the Filing Date through December 31, 2005, Grace accrued interest on pre-petition bank debt at a negotiated fixed annual rate of 6.09%, compounded quarterly. The general unsecured creditors that hold pre-petition bank credit facilities have asserted that they are entitled to post-petition interest at the default rate specified under the terms of the underlying credit agreements which, if paid, would be approximately $100 million. Grace has asserted that such creditors are not entitled to interest at the default rate and has requested the Bankruptcy Court to determine the appropriate rate at which interest would be payable.

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

2. Chapter 11 Information (Continued)

        For all other holders of allowed general unsecured claims, Grace accrues interest at a rate of 4.19% per annum, compounded annually, unless otherwise negotiated during the claim settlement process.

Chapter 11 Expenses

	2009	2008	2007
	(In millions)
Legal and financial advisory fees	$49.1	$63.6	$95.1
Interest (income) expense	(1.1)	2.2	(8.7)

Chapter 11 expenses, net of interest income	$48.0	$65.8	$86.4

        Pursuant to ASC 852, interest income earned on the Debtors' cash balances must be offset against Chapter 11 expenses. During 2008, interest income was reduced by a $6.0 million charge related to the change in fair value of investment securities held by the Debtors.

Condensed financial information of the Debtors

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Statements of Operations

	Year Ended December 31,
	2009	2008	2007
	(In millions) (Unaudited)
Net sales, including intercompany	$1,383.1	$1,559.6	$1,497.9

Cost of goods sold, including intercompany, exclusive of depreciation and amortization shown separately below	958.6	1,154.2	1,066.8
Selling, general and administrative expenses	293.5	295.2	314.0
Restructuring expenses	12.0	2.9	—
(Gains) loss on sales of product lines and gain related to the sale of interest in an unconsolidated affiliate	(27.0)	—	1.0
Research and development expenses	36.1	43.3	43.9
Depreciation and amortization	55.9	57.1	55.5
Defined benefit pension expense	69.4	37.4	38.8
Interest expense and related financing costs	37.3	53.3	71.1
Provision for environmental remediation	4.4	14.6	17.0
Chapter 11 expenses, net of interest income	48.0	65.8	86.6
Other (income) expense, net	(72.2)	(118.5)	(82.4)

	1,416.0	1,605.3	1,612.3

Loss before income taxes and equity in net income of non-filing entities	(32.9)	(45.7)	(114.4)
Benefit from (provision for) income taxes	17.1	11.4	57.2

Loss before equity in net income of non-filing entities	(15.8)	(34.3)	(57.2)
Equity in net income of non-filing entities	87.0	155.8	146.0

Net income attributable to W. R. Grace & Co. shareholders	$71.2	$121.5	$88.8

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

Debtor-in-Possession Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(In millions) (Unaudited)
Operating Activities
Net income attributable to W. R. Grace & Co. shareholders	$71.2	$121.5	$88.8
Reconciliation to net cash provided by (used for) operating activities:
Chapter 11 expenses, net of interest income	48.0	65.8	86.6
(Benefit from) provision for income taxes	(17.1)	(11.4)	(57.2)
Equity in net income of non-filing entities	(87.0)	(155.8)	(146.0)
Depreciation and amortization	55.9	57.1	55.5
Interest on pre-petition liabilities subject to compromise	36.2	49.4	70.9
Provision for environmental remediation	4.4	14.6	17.0
Other non-cash items, net	(36.6)	(17.1)	(7.3)
Contributions to defined benefit pension plans	(43.1)	(54.2)	(81.1)
Cash paid to resolve contingencies subject to Chapter 11	—	(252.0)	(10.3)
Chapter 11 expenses paid	(54.2)	(69.3)	(92.1)
Restructuring expenses	12.0	2.9	—
Payments related to restructuring expenses	(7.4)	(1.8)	—
Repatriation of cash from foreign entities	170.6	—	—
Income taxes paid, net of refunds	35.6	17.3	(5.4)
Changes in other assets and liabilities, excluding the effect of businesses acquired/divested	132.8	122.8	1.7

Net cash provided by (used for) operating activities	321.3	(110.2)	(78.9)

Investing Activities
Capital expenditures	(51.6)	(74.3)	(86.3)
Other	198.2	188.5	100.8

Net cash provided by investing activities	146.6	114.2	14.5

Net cash provided by (used for) financing activities	(0.5)	7.3	37.4

Net increase (decrease) in cash and cash equivalents	467.4	11.3	(27.0)
Cash and cash equivalents, beginning of period	218.1	206.8	233.8

Cash and cash equivalents, end of period	$685.5	$218.1	$206.8

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

W. R. Grace & Co.—Chapter 11 Filing Entities
Debtor-in-Possession Balance Sheets

	December 31,
	2009	2008
	(In millions) (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$685.5	$218.1
Investment securities	—	21.6
Cash value of life insurance policies, net of policy loans	—	67.2
Trade accounts receivable, net (including $16.9 from an unconsolidated affiliate) (2008-$0.0)	91.5	115.0
Receivables from non-filing entities, net	64.5	69.9
Inventories	86.5	122.1
Other current assets	50.6	57.4

Total Current Assets	978.6	671.3
Properties and equipment, net	399.6	417.1
Deferred income taxes	808.5	834.4
Asbestos-related insurance	500.0	500.0
Loans receivable from non-filing entities, net	388.9	399.1
Investment in non-filing entities	254.0	492.0
Overfunded defined benefit pension plans	0.2	0.2
Investment in unconsolidated affiliates	45.7	0.9
Other assets	70.3	96.9

Total Assets	$3,445.8	$3,411.9

LIABILITIES AND EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current liabilities (including $2.1 due to an unconsolidated affiliate) (2008-$0.0)	$196.8	$239.5
Underfunded defined benefit pension plans	359.6	380.6
Other liabilities (including $10.5 due to an unconsolidated affiliate) (2008-$0.0)	41.4	41.6

Total Liabilities Not Subject to Compromise	597.8	661.7
Liabilities Subject to Compromise	3,147.1	3,112.9

Total Liabilities	3,744.9	3,774.6
Total W. R. Grace & Co. Shareholders' Equity (Deficit)	(299.2)	(426.9)
Noncontrolling interests in Chapter 11 filing entities	0.1	64.2

Total Equity (Deficit)	(299.1)	(362.7)

Total Liabilities and Equity (Deficit)	$3,445.8	$3,411.9

        In addition to Grace's financial reporting obligations as prescribed by the SEC, the Debtors are also required, under the rules and regulations of the Bankruptcy Code, to periodically file certain statements and schedules and a monthly operating report with the Bankruptcy Court. This information is available to the public through the Bankruptcy Court. This information is prepared in a

Notes to Consolidated Financial Statements (Continued)

2. Chapter 11 Information (Continued)

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

        Out of 380 asbestos property damage cases (which involved thousands of buildings) filed prior to the Filing Date, 140 were dismissed without payment of any damages or settlement amounts; judgments after trial were entered in favor of Grace in nine cases; judgments after trial were entered in favor of the plaintiffs in eight cases for a total of $86.1 million; 207 property damage cases were settled for a total of $696.8 million; and 16 cases remain outstanding (including the one on appeal). Of the 16 remaining cases, eight relate to ZAI and eight relate to a number of former asbestos-containing products (two of which also are alleged to involve ZAI).

        Approximately 4,300 additional PD claims were filed prior to the March 31, 2003 claims bar date established by the Bankruptcy Court. (The bar date did not apply to ZAI claims.) Grace objected to virtually all PD claims on a number of different bases, including: no authorization to file a claim; the claim was previously settled or adjudicated; no or insufficient documentation; failure to identify a Grace product; the expiration of the applicable statute of limitations and/or statute of repose, and/or laches; and a defense that the product in place is not hazardous. As of December 31, 2009, following the reclassification, withdrawal or expungement of claims, approximately 430 PD Claims subject to the March 31, 2003 bar date remain outstanding. The Bankruptcy Court has approved settlement agreements covering approximately 375 of such claims for an aggregate allowed amount of $144 million.

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

        Based on Grace's investigation of the claims described in these lawsuits, and testing and analysis of this product by Grace and others, Grace believes that ZAI was and continues to be safe for its intended purpose and poses little or no threat to human health. The plaintiffs in the ZAI lawsuits dispute Grace's position on the safety of ZAI. In October, 2004, the Bankruptcy Court held a hearing on motions filed by the parties to address a number of important legal and factual issues regarding the ZAI claims. In December, 2006, the Bankruptcy Court issued an opinion and order holding that, although ZAI is contaminated with asbestos and can release asbestos fibers when disturbed, there is no unreasonable risk of harm from ZAI. The ZAI claimants sought an interlocutory appeal of the opinion and order with the District Court, but that request was denied. In the event the Joint Plan is not confirmed, the ZAI claimants have reserved their right to appeal such opinion and order if and when it becomes a final order.

        At the Debtors' request, in July 2008, the Bankruptcy Court established a bar date for U.S. ZAI PD Claims and approved a related notice program that required any person with a U.S. ZAI PD Claim to submit an individual proof of claim no later than October 31, 2008. Approximately 17,960 U.S. ZAI PD Claims were filed prior to the October 31, 2008 claims bar date and, as of December 31, 2009 an additional 1,300 U.S. ZAI PD Claims were filed. As described above, on December 13, 2009, the Ontario Superior Court of Justice, in the Grace Canada, Inc. proceeding pending under the Companies' Creditors Arrangement Act, approved the Amended Settlement that would settle all Canadian ZAI PD Claims on the terms of the Joint Plan. On October 20, 2008, the Bankruptcy Court established August 31, 2009 as the bar date for Canadian ZAI PD Claims. Approximately 13,100 Canadian ZAI PD Claims were filed prior to the bar date and, as of December 31, 2009, an additional 1,000 Canadian ZAI PD Claims were filed. Under the Amended Settlement, all Canadian ZAI PD Claims filed before December 31, 2009 would be eligible to seek compensation from the Canadian ZAI property damage claims fund.

        As described in Note 2, on November 21, 2008, the Debtors, the Putative Class Counsel to the U.S. ZAI property damage claimants, the PD FCR, and the Equity Committee reached an agreement in principle designed to resolve all present and future U.S. ZAI PD Claims. The terms of the U.S. and Canadian ZAI agreements in principle have been incorporated into the terms of the Joint Plan and related documents. As described below, Grace's recorded asbestos related liability does not include the agreements in principle to settle the ZAI liability that is part of the Joint Plan. The asbestos related liability at December 31, 2009, which is based on the Prior Plan, assumes the risk of loss from ZAI litigation is not probable. If the Joint Plan or another plan of reorganization reflecting the agreements in principle is not confirmed or does not become effective and Grace's view as to risk of loss from ZAI litigation is not sustained, Grace believes the cost to resolve the U.S. ZAI litigation may be material.

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

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

        Cumulatively through the Filing Date, 16,354 asbestos personal injury lawsuits involving approximately 35,720 PI Claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved) and approximately 55,489 lawsuits involving approximately 163,698 PI Claims were disposed of (through settlements and judgments) for a total of $645.6 million. As of the Filing Date, 129,191 PI Claims were pending against Grace. Grace believes that a substantial number of additional PI Claims would have been received between the Filing Date and December 31, 2009 had such PI Claims not been stayed by the Bankruptcy Court.

        The Bankruptcy Court has entered a case management order for estimating liability for pending and future PI Claims. A trial for estimating liability for PI Claims began in January 2008 but was suspended in April 2008 as a result of the PI Settlement.

        Asbestos-Related Liability    The total recorded asbestos-related liability as of December 31, 2009 and December 31, 2008, including pre-Filing Date and post-Filing Date settlements, was $1,700 million and is included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. Grace adjusted its asbestos-related liability in the fourth quarter of 2004 based on the filing of the Prior Plan. The Prior Plan contained a condition precedent that the Bankruptcy Court determine that $1,613 million (this amount, plus $87 million of prepetition settlements and judgments, "the Funding Amount") was sufficient to pay, on a net present value basis, all PI Claims and PD Claims entitled to payment and related trust administration costs and expenses. Therefore, prior to the PI Settlement, the U.S. and Canadian ZAI agreements in principle and the filing of the Joint Plan, Grace was prepared to settle its asbestos-related claims at the Funding Amount as part of a consensual plan of reorganization and recorded its asbestos-related liability on that basis. The treatment of asbestos-related liabilities is significantly different under the Joint Plan than under the Prior Plan. Grace has not adjusted its accounting for asbestos-related liabilities to reflect the Joint Plan. At this time, Grace is unable to determine a reasonable estimate of the value of certain consideration payable to the PI Trust and the PD Trust under the Joint Plan. These values will ultimately be determined on the effective date of the Joint Plan. Grace expects to adjust its accounting for the Joint Plan when the consideration can be measured and material conditions to the Joint Plan are satisfied. Grace expects that such adjustments may be material to Grace's consolidated financial position and results of operations.

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

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

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

        In addition, Grace has approximately $253 million of excess coverage with insolvent or non-paying insurance carriers. Non-paying carriers are those that, although technically solvent, are not currently meeting their obligations to pay claims. Grace has filed and continues to file claims in the insolvency proceedings of these carriers. Grace periodically receives distributions from some of these insolvent carriers.

        In November 2006, Grace entered into a settlement agreement with an underwriter of a portion of its excess insurance coverage. The insurer paid a settlement amount of $90 million directly to an escrow account in respect of claims for which Grace was provided coverage under the affected policies. The settlement agreement, as amended in July 2009, provides that: unless Grace confirms a plan of reorganization by December 31, 2013, at the option of the underwriter, exercisable at any time prior to April 30, 2014, the escrow amount with interest must be returned to the underwriter; funds in the escrow account will be distributed from the account to the PI Trust as set forth in the Joint Plan; 52% of the interest accrued on the settlement amount as of March 31, 2009 will be transferred to an agent of the underwriter; and the underwriter has certain indemnification rights against Grace and the PI Trust with respect to certain claims. In October 2009, in compliance with the settlement agreement, Grace transferred approximately $3.7 million of the accrued interest to an

Notes to Consolidated Financial Statements (Continued)

3. Asbestos-Related Litigation (Continued)

agent of the underwriter. Due to the open contingencies for the release of the amount in the escrow account, Grace has not recorded this amount or reduced its asbestos insurance receivable balance. Under the Joint Plan, the amount in the escrow account would be assigned to the PI Trust. The escrow account balance at December 31, 2009 was approximately $93.5 million, including interest earned on the account.

        As of December 31, 2009, including the settlement discussed above and after subtracting previous reimbursements by insurers and allowing for discounts pursuant to certain settlement agreements, there remains approximately $923 million of excess coverage from 53 presently solvent insurers. Grace estimates that eligible claims would have to exceed $4 billion to access total coverage. Grace further estimates that, assuming the resolution value of asbestos-related claims is equal to the recorded liability of $1,700 million (which should fund claim payments in excess of $2 billion), it should be entitled to approximately $500 million of insurance recovery, including the escrow described above. This amount was determined by estimating the aggregate and per year payout for claims over time and applying the expected insurance recovery factor to such claims. However, the ultimate amount of insurance recovered on such claims will depend on a number of factors that will only be determined at the time claims are paid including: the nature of the claim (PI Claim, PD Claim or ZAI PD Claim), the relevant exposure years, the timing of payment, the solvency of insurers and the legal status of policy rights. Accordingly, Grace's estimate of insurance recovery may differ materially from actual amounts received by Grace, or, if the Joint Plan is confirmed and becomes effective, the PI Trust.

4. Inventories

        Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at December 31, 2009 and December 31, 2008:

	December 31,
	2009	2008
	(In millions)
Raw materials	$48.8	$63.6
In process	36.8	42.1
Finished products	104.6	212.1
Other	30.4	37.0

	$220.6	$354.8

5. Properties and Equipment

	2009	2008
	(In millions)
Land	$19.5	$21.5
Buildings	467.1	460.8
Information technology and equipment	135.9	131.0
Machinery, equipment and other	1,616.6	1,577.9
Projects under construction	62.3	64.7

Properties and equipment, gross	2,301.4	2,255.9
Accumulated depreciation and amortization	(1,611.3)	(1,545.3)

Properties and equipment, net	$690.1	$710.6

Notes to Consolidated Financial Statements (Continued)

5. Properties and Equipment (Continued)

        Capitalized interest costs amounted to $0.5 million in 2009 and $0.3 million in 2008. Depreciation and lease amortization expense relating to properties and equipment amounted to $103.0 million in 2009, $109.0 million in 2008, and $104.4 million in 2007. Grace's rental expense for operating leases amounted to $20.2 million in 2009, $23.8 million in 2008, and $20.8 million in 2007.

        At December 31, 2009, minimum future non-cancelable payments for operating leases were:

Minimum Future Payments Under Operating Leases

(In millions)
2010	$19.8
2011	15.0
2012	11.3
2013	9.1
2014	4.3
Thereafter	7.8

Total minimum lease payments	$67.3

        The above minimum non-cancelable lease payments are net of anticipated sublease income of $0.8 million in 2010, $0.3 million in 2011, $0.2 million in 2012, $0.2 million in 2013, $0.2 million in 2014 and $0.3 million thereafter.

6. Goodwill and Other Intangible Assets

        The carrying amount of goodwill attributable to each operating segment and the changes in those balances during the year ended December 31, 2009 are as follows:

	Grace Davison	Grace Construction Products	Total Grace
	(In millions)
Balance as of December 31, 2008	$54.4	$62.7	$117.1
Goodwill acquired during the year	—	—	—
Goodwill related to sales of product lines	—	(1.3)	(1.3)
Currency translation / other adjustments	0.1	2.6	2.7

Balance as of December 31, 2009	$54.5	$64.0	$118.5

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Other Intangible Assets (Continued)

        Grace's net book value of other intangible assets at December 31, 2009 and December 31, 2008 was $61.5 million and $72.5 million, respectively, detailed as follows:

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization
	(In millions)
Customer lists	$53.4	$26.3
Technology	42.7	23.4
Trademarks	21.7	10.2
Other	6.4	2.8

Total	$124.2	$62.7

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization
	(In millions)
Customer lists	$53.6	$22.7
Technology	44.5	21.4
Trademarks	22.4	9.0
Other	7.9	2.8

Total	$128.4	$55.9

        At December 31, 2009, estimated future annual amortization expenses for intangible assets are:

Estimated Amortization Expense

(In millions)
2010	$10.2
2011	9.9
2012	9.0
2013	8.5
2014	8.2

7. Life Insurance

        Grace is the beneficiary of corporate-owned life insurance ("COLI") policies on certain current and former employees with net cash surrender values of $4.4 million and $71.4 million at

Notes to Consolidated Financial Statements (Continued)

7. Life Insurance (Continued)

December 31, 2009 and 2008, respectively. The following tables summarize activity in these policies for 2009, 2008, and 2007, and the components of net cash value at December 31, 2009 and 2008:

Life Insurance—Activity Summary

	2009	2008	2007
	(In millions)
Earnings on policy assets	$1.5	$4.3	$6.2
Interest on policy loans	(0.3)	(1.3)	(0.9)
Premiums	0.3	0.3	1.7
Proceeds from policy loans	—	(56.0)	—
Policy loan repayments	—	56.0	0.1
Proceeds from termination of life insurance policies	(68.8)	(12.7)	(14.8)
Net investing activity	0.3	(0.2)	(0.5)

Change in net cash value	$(67.0)	$(9.6)	$(8.2)

Tax-free proceeds received	$0.6	$0.2	$0.3

Components of Net Cash Value

	December 31,
	2009	2008
	(In millions)
Gross cash value	$9.8	$77.5
Principal—policy loans	(5.3)	(5.0)
Accrued interest—policy loans	(0.1)	(1.1)

Total net cash value	4.4	71.4
Less: current portion	—	(67.2)

Net cash value—long-term	$4.4	$4.2

Insurance benefits in force	$19.2	$120.7

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

Notes to Consolidated Financial Statements (Continued)

8. Debt

Components of Debt

	2009	2008
	(In millions)
Debt payable within one year(1)	$12.6	$11.2

Debt payable after one year
DIP facility(2)	$—	$—
Other long-term borrowings(3)	10.9	0.6

	$10.9	$0.6

Debt Subject to Compromise(4)
Bank borrowings(5)	$500.0	$500.0
Accrued interest on bank borrowings	350.6	323.5
Drawn letters of credit(6)	25.8	25.6
Accrued interest on drawn letters of credit	5.6	4.4

	$882.0	$853.5

Full-year weighted average interest rates on total debt	3.4%	5.2%

(1)
Represents borrowings under various lines of credit and other miscellaneous borrowings, primarily by non-U.S. subsidiaries, and includes $1.8 million due to an unconsolidated affiliate. At December 31, 2009, the fair value of Grace's debt payable within one year not subject to compromise approximated the recorded value of $12.6 million. Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies.

(2)
The Debtors entered into a debtor-in-possession (DIP) credit facility with a syndicate of lenders that provided for up to $165 million of revolving loans and face amount of letters of credit. As of December 31, 2009 and 2008, the Debtors had no outstanding borrowings under the DIP facility. However, $70.9 million and $64.1 million of standby letters of credit were issued and outstanding under the facility as of December 31, 2009 and 2008, respectively, which were issued mainly for trade related matters such as performance bonds, as well as certain insurance and environmental matters. On February 16, 2010, the Bankruptcy Court granted Grace authority to terminate the DIP facility and replace it with a $100 million cash-collateralized letter of credit facility with a commercial bank to support current outstanding and new letters of credit.

(3)
Includes $10.5 million due to an unconsolidated affiliate.

(4)
At December 31, 2009, the carrying value of Grace's bank debt subject to compromise plus interest was $882.0 million. The estimated fair value of the bank debt is lower than the carrying value; however, because such debt is subject to compromise in Grace's Chapter 11 proceeding, neither carrying values nor market values may reflect ultimate liquidation value.

(5)
Under bank revolving credit agreements in effect prior to the Filing, Grace could borrow up to $500 million at interest rates based upon the prevailing prime, federal funds and/or Eurodollar rates. Of that amount, $250 million was available under short-term facilities that expired in May 2001, and $250 million was available under a long-term facility that expired in May 2003. As a result of the Filing, Grace is in default under the

Notes to Consolidated Financial Statements (Continued)

8. Debt (Continued)

  bank revolving credit agreements, and accordingly, the balance as of the Filing Date was reclassified to debt subject to compromise in the Consolidated Balance Sheets.

(6)
Amounts drawn on letters of credit pursuant to settled but unpaid claims.

9. Fair Value Measurements and Risk

        Certain of Grace's assets and liabilities are reported at fair value. ASC 820 defines fair value as the value that would be received at the measurement date in the principal or "most advantageous" market. Grace uses principal market data, whenever available, to value assets and liabilities that are required to be reported at fair value. ASC 820 prescribes three valuation techniques to be used to measure fair value as follows:

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

        Grace has identified the following financial assets and liabilities that are subject to the fair value analysis required by ASC 820:

Investment Securities

        Investment securities consist of direct or indirect investments in debt securities in the Columbia Strategic Cash Portfolio Fund (the "Columbia Fund"). In December 2007, the Columbia Fund began an orderly liquidation and restricted redemptions to in-kind distribution of portfolio securities. In the years ended December 31, 2009 and 2008, $22.5 million and $70.7 million, respectively, of Grace's account balance was distributed to Grace in cash. As of December 31, 2009 all units in the Columbia Fund were redeemed. Grace elected to maintain its investment in the Columbia Fund pending the orderly liquidation of the portfolio and to value its account based on the value of the underlying securities as determined by the fund principals. Grace determined the value of the fund using a market approach, which consists of matrix pricing techniques based on widely available market data and comparables as provided by the fund principals. Grace's investment in the

Notes to Consolidated Financial Statements (Continued)

9. Fair Value Measurements and Risk (Continued)

Columbia Fund was valued at $0.0 million and $21.6 million at December 31, 2009 and 2008, respectively.

Fair Value of Debt and Other Financial Instruments

        See Note 8 for a discussion of the fair value of Grace's debt. At December 31, 2009, the recorded values of other financial instruments such as cash equivalents, short-term investments, and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.

Derivatives

        Certain raw materials and energy sources are subject to price fluctuation. Grace hedges against volatility in certain raw material and energy purchases using financial instruments as appropriate. Grace also enters into long term supply agreements and/or forward commitments to secure materials at stable prices and in quantities fully expected to be used in production.

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

        In 2008 and 2009, Grace used fixed-rate swaps to mitigate the risk of natural gas price volatility. The valuation of Grace's fixed-rate natural gas swaps was determined using a market approach, based on natural gas futures trading prices quoted on the New York Mercantile Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of natural gas. Current open contracts hedge forecasted transactions until December 2010. The effective portion of the gain or loss on the commodity contracts is recorded in accumulated other comprehensive income (loss) and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At December 31, 2009, the contract volume, or notional amount, of the commodity contracts was 3.1 million British thermal units (MMBtu).

        Beginning in 2009, Grace used fixed-rate swaps to mitigate the risk of aluminum price volatility. The valuation of Grace's fixed-rate aluminum swaps was determined using a market approach, based on aluminum futures trading prices quoted on the London Metal Exchange. Commodity fixed-rate swaps with maturities of not more than 12 months are used and designated as cash flow hedges of forecasted purchases of aluminum. Current open contracts hedge forecasted transactions until December 2010. The effective portion of the gain or loss on the commodity contracts is recorded in accumulated other comprehensive income (loss) and reclassified into income in the same period or periods that the underlying commodity purchase affects income. At December 31, 2009, the contract volume, or notional amount, of the commodity contracts was 3.1 million pounds.

        Because Grace does business in over 40 countries, results are exposed to fluctuations in currency exchange rates. Grace seeks to minimize exposure to these fluctuations by matching sales in volatile currencies with expenditures in the same currencies, but it is not always possible to do so. From time to time Grace will use financial instruments such as currency forward contracts, options, or combinations of the two to reduce the risk of certain specific transactions. However, Grace does not have a policy of hedging all exposures, because management does not believe that such a level of hedging would be cost-effective.

Notes to Consolidated Financial Statements (Continued)

9. Fair Value Measurements and Risk (Continued)

        From time to time, Grace enters into currency exchange rate forward and/or option contracts to mitigate the effects of exchange rate fluctuations. The valuation of Grace's currency exchange rate forward contracts is determined using both a market approach and an income approach. Inputs used to value currency exchange rate forward contracts consist of: (1) spot rates, which are quoted by various financial institutions; (2) forward points, which are primarily affected by changes in interest rates; and (3) discount rates used to present value future cash flows, which are based on the London Interbank Offered Rate (LIBOR) curve.

        In November 2007, Grace purchased currency forward contracts to mitigate the effect of currency risk with respect to intercompany loans between its principal U.S. subsidiary and a German subsidiary. As of December 31, 2009, the total amount outstanding under the currency forward contracts was €247.8 million. These derivatives are not designated as hedging instruments under ASC 815.

        The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

	Fair Value Measurements at December 31, 2009 Using
Items Measured at Fair Value on a Recurring Basis	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets
Currency derivatives	$4.4	$—	$4.4	$—
Commodity derivatives	0.9	—	0.9	—

Total Assets	$5.3	$—	$5.3	$—

Liabilities
Currency derivatives	$1.4	$—	$1.4	$—
Commodity derivatives	0.5	—	0.5	—

Total Liabilities	$1.9	$—	$1.9	$—

	Fair Value Measurements at December 31, 2008 Using
Items Measured at Fair Value on a Recurring Basis	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets
Available-for-sale securities	$21.6	$—	$21.6	$—
Currency derivatives	21.0	—	21.0	—

Total Assets	$42.6	$—	$42.6	$—

Liabilities
Currency derivatives	$3.7	$—	$3.7	$—
Commodity derivatives	10.8	—	10.8	—

Total Liabilities	$14.5	$—	$14.5	$—

Notes to Consolidated Financial Statements (Continued)

9. Fair Value Measurements and Risk (Continued)

        The following table presents the location and fair values of derivative instruments included in the Consolidated Balance Sheet as of December 31, 2009:

	Asset Derivatives		Liability Derivatives
Fair Values of Derivative Instruments at December 31, 2009	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives designated as hedging instruments under ASC 815
Commodity contracts	Other current assets	$0.9	Other current liabilities	$0.5
Derivatives not designated as hedging instruments under ASC 815
Currency contracts	Other current assets	3.1	Other current liabilities	1.4
Currency contracts	Other assets	1.3	Other liabilities	—

Total derivatives		$5.3		$1.9

        The following tables present the location and amount of gains and losses on derivative instruments included in the Consolidated Statement of Operations or, when applicable, gains and losses initially recognized in other comprehensive income (loss) ("OCI") for the year ended December 31, 2009:

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Year Ended December 31, 2009	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(In millions)
Derivatives in ASC 815 cash flow hedging relationships:
Currency contracts	$0.1	Cost of goods sold	$0.1
Commodity contracts	(9.0)	Cost of goods sold	(20.4)

Total derivatives	$(8.9)		$(20.3)

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments under ASC 815:
Currency contracts	Other income (expense)	$(16.6)

Notes to Consolidated Financial Statements (Continued)

9. Fair Value Measurements and Risk (Continued)

Debt and Interest Rate Swap Agreements

        Grace was not a party to any debt or interest rate swaps at December 31, 2009 and December 31, 2008.

Credit Risk

        Grace is exposed to credit risk in its trade accounts receivable. Customers in the petroleum refining and construction industries represent the greatest exposure. Grace's credit evaluation policies, relatively short collection terms and history of minimal credit losses mitigate credit risk exposures. Grace does not generally require collateral for its trade accounts receivable, but may require a bank letter of credit in certain instances, particularly when selling to customers in cash restricted countries.

        Grace may also be exposed to credit risk in its derivatives contracts. Grace monitors counterparty credit risk and currently does not anticipate nonperformance by its derivatives counterparties. Grace's derivatives contracts are with internationally recognized commercial financial institutions.

10. Income Taxes

Benefit from (provision for) income taxes

        The components of income (loss) from consolidated operations before income taxes and the related benefit from (provision for) income taxes for 2009, 2008 and 2007 are as follows:

Income Taxes—Consolidated Operations

	2009	2008	2007
	(In millions)
Income before income taxes:
Domestic	$225.7	$14.9	$368.4
Foreign	128.5	135.6	185.9
Intercompany eliminations	(271.5)	(24.7)	(466.6)

	$82.7	$125.8	$87.7

Benefit from (provision for) income taxes:
Federal—current	$40.4	$4.9	$29.0
Federal—deferred	(15.7)	7.8	29.8
State and local—current	(0.6)	(1.3)	(1.3)
Foreign—current	(30.7)	(34.8)	(66.2)
Foreign—deferred	(4.9)	19.1	9.8

	$(11.5)	$(4.3)	$1.1

        The previous table reflects the elimination of approximately $173 million and $440 million of domestic income resulting from repatriated earnings in 2009 and 2007 respectively.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

        The difference between the benefit from (provision for) income taxes at the U.S. federal income tax rate of 35% and Grace's overall income tax benefit (provision) is summarized as follows:

Income Tax Benefit (Provision) Analysis

	2009	2008	2007
	(In millions)
Tax benefit (provision) at U.S. federal income tax rate	$(28.9)	$(44.0)	$(30.8)
Change in provision resulting from:
Nontaxable income/non-deductible expenses	(3.3)	(3.9)	(2.4)
State and local income taxes, net of federal income tax benefit	(0.7)	(0.7)	(0.7)
Federal and foreign taxes on foreign operations	9.3	12.2	5.0
Change in liability for unremitted foreign earnings reserve	(2.1)	—	44.8
Change in valuation allowance on deferred tax assets	—	14.5	—
Chapter 11 expenses (non-deductible)	(5.9)	(4.5)	(11.4)
Tax and interest relating to tax deductibility of interest on life insurance policy loans	(0.2)	(0.4)	(20.1)
Impact of rate changes on deferred tax balances	—	—	3.4
Net benefit recognized upon disposition of investment	—	11.9	—
Adjustments to tax and interest contingencies	20.3	10.6	13.3

Benefit from (provision for) income taxes	$(11.5)	$(4.3)	$1.1

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

Deferred tax assets and liabilities

        At December 31, 2009 and 2008, the tax attributes giving rise to deferred tax assets and liabilities consisted of the following items:

Deferred Tax Analysis

	2009	2008
	(In millions)
Deferred tax assets:
Liability for asbestos-related litigation	$595.0	$595.0
Net operating loss/credit carryforwards	46.1	84.6
Deferred state taxes	90.8	130.2
Liability for environmental remediation	52.0	53.3
Other postretirement benefits	25.9	27.3
Reserves and allowances	33.6	50.1
Research and development	33.8	35.7
Pension liabilities	195.0	178.3
Foreign loss/credit carryforwards	41.2	37.7
Accrued interest on pre-petition debt	90.4	80.6
Other	5.5	11.6

Total deferred tax assets	$1,209.3	$1,284.4

Deferred tax liabilities:
Asbestos-related insurance receivable	$(175.0)	$(175.0)
Deferred foreign and other income	(2.9)	(9.6)
Pension assets	(23.7)	(15.1)
Properties and equipment	(28.2)	(41.6)
Other	(22.5)	(28.7)

Total deferred tax liabilities	$(252.3)	$(270.0)

Valuation allowance:
Deferred state taxes	$(90.8)	$(130.2)
Foreign loss carryforwards	(1.5)	(1.8)

Total valuation allowance	(92.3)	(132.0)

Net deferred tax assets	$864.7	$882.4

        The deferred tax asset valuation allowance of $92.3 million at December 31, 2009 consists of $90.8 million related to net deferred state tax assets associated with current loss carryforwards and future tax deductions that Grace believes are not likely to provide a cash benefit, and $1.5 million related to foreign loss carryforwards that Grace believes are not likely to be used in the future. The change in the valuation allowance from December 31, 2008 to 2009 primarily represents a reduction in the valuation allowance related to state net operating losses that expired in 2009. Grace has concluded that it is more likely than not that Grace would utilize the balance of the net deferred tax assets after consideration of the valuation allowance. Because of the nature of the items that make up this balance, Grace believes that the realization period would be likely to extend over a number of years and that the outcome of the Chapter 11 Cases could materially impact the amount and the realization period.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

        The tax credit carryforwards at December 31, 2009 of $46.1 million consist of $26.6 million of foreign tax credit carryforwards with expiration dates through 2017; $0.6 million of general business credit carryforwards with expiration dates through 2025; and $18.9 million of alternative minimum tax credit ("AMTC") carryforwards with no expiration dates. The uncertain tax positions that might have affected our AMTC were resolved and did not result in a change in the carryforward amount.

        Grace has not recorded "windfall tax benefits" of $12.9 million associated with stock option compensation that remained unrealized at the end of 2009.

Net operating losses

        Under the Joint Plan, Grace would generate substantial U.S. federal net operating losses ("NOLs") upon emergence from bankruptcy. Because Grace did not pay a significant amount of U.S. income taxes in prior years and/or has already received or applied for income tax refunds from available NOL carryback years, Grace would expect to carryforward most of its NOLs after emergence from bankruptcy. Under U.S. federal income tax law, a corporation is generally permitted to carryforward NOLs for a 20-year period for deduction against future taxable income.

        Grace's ability to use future tax deductions could be significantly limited if it were to undergo an ownership change during or as a result of the Chapter 11 proceeding. In order to preserve these future tax deductions, the Bankruptcy Court has approved trading restrictions on Grace common stock until the effective date of a plan of reorganization. These restrictions prohibit (without the consent of Grace) a person from acquiring more than 4.75% of the outstanding Grace common stock or, for any person already holding more than 4.75%, from increasing such person's holdings. The Joint Plan provides that under certain circumstances, Grace's Board of Directors would have the authority to impose restrictions on the transfer of Grace common stock with respect to certain 5% shareholders in order to preserve these future tax deductions. However, Grace can provide no assurance that these limitations would prevent an ownership change or that its ability to use future tax deductions would not be significantly limited as a result of any change in control. See Note 2 under the caption "Joint Plan of Reorganization—Effect on Company Common Stock" for a discussion of these trading restrictions.

Unrepatriated foreign earnings

        Since Grace's filing of a predecessor to the Prior Plan in November 2004, Grace has repatriated cash and promissory notes from foreign subsidiaries to support its Chapter 11 emergence funding requirements and has established deferred tax liabilities related to the expected tax cost of repatriating foreign earnings. In 2009, Grace repatriated approximately $173 million of cash from its non-U.S. subsidiaries. The tax cost of the repatriation was approximately $8.8 million. At December 31, 2009, Grace's deferred tax liability for unrepatriated foreign earnings was $2.9 million. Assuming a mid-year 2010 emergence from bankruptcy, Grace believes that this amount would be sufficient to cover the tax cost of any additional repatriations required to support its emergence from bankruptcy.

        Grace has not provided for U.S. federal, state and foreign deferred income taxes on approximately $716 million of undistributed earnings of foreign subsidiaries. Grace expects that these earnings will be permanently reinvested by such subsidiaries.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

Uncertain tax positions

        Grace adopted ASC 740-10-25, in 2007. The effect of the adoption was to reduce Grace's accumulated deficit as of January 1, 2007 by $2.2 million. This amount reflected the recognition of U.S. federal income tax benefits relating to certain expenses incurred in defense of creditor claims and various alternative minimum tax benefits arising from prior year audits, partly offset by certain increases to reserves on foreign income and undistributed foreign earnings.

        The amount of unrecognized tax benefits at December 31, 2009 was $146.7 million ($98.4 million excluding interest and penalties). The amount of unrecognized tax benefits at December 31, 2008 was $188.0 million ($134.6 million excluding interest and penalties). A reconciliation of the unrecognized tax benefits, excluding interest, for the two years ended December 31, 2009 follows:

Rollforward of Uncertain Tax Positions

Unrecognized Tax Benefits
(In millions)
Balance as of January 1, 2008	$123.0
Additions for current year tax positions	2.9
Additions for prior year tax positions	18.6
Reductions for prior year tax positions	(0.8)
Settlements	(2.7)
Reductions for expirations of statute of limitations	(6.4)

Balance as of December 31, 2008	$134.6
Additions for current year tax positions	4.5
Additions for prior year tax positions	4.9
Reductions for prior year tax positions	(8.5)
Settlements	(36.1)
Reductions for expirations of statute of limitations	(1.0)

Balance as of December 31, 2009	$98.4

        Of the total unrecognized benefits of $98.4 million, the amount that, if recognized, would affect the effective tax rate is equal to $98.4 million since the uncertain tax position issues that might have affected our AMTC were resolved and did not result in a change in the AMTC carryforward amount.

        Grace accrues potential interest and any associated penalties related to uncertain tax positions in "benefit from (provision for) income taxes" in the Consolidated Statements of Operations. The balances of unrecognized tax benefits in the previous table do not include accrued interest and penalties. The total amount of interest and penalties accrued on uncertain tax positions as of December 31, 2009 was $48.3 million (net of applicable tax benefit).

        Grace files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. In many cases, Grace's uncertain tax positions are related to tax years that

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by major jurisdiction:

Tax Jurisdiction(1)	Examination in Progress	Examination Not Yet Initiated
United States—Federal(2)	1997-2001	2005-2008
United States—State	1994-2006	2007-2008
Germany	None	2006-2008
United Kingdom	None	2003-2008
Singapore	None	2002-2008
France	None	2007-2008
Canada	2002-2003	2004-2008

(1)
Includes federal, state, provincial or local jurisdictions, as applicable.

(2)
Grace's U.S. federal income tax returns for the tax years 1997-2001 have been examined by the U.S. Internal Revenue Service ("IRS") and, except as described below, have been resolved (Grace's U.S. tax years 2002—2004 have been examined and closed).

        As a large taxpayer, we are under continual audit by the various tax authorities on open-year tax positions. It is possible that the amount of the liability for unrecognized tax benefits could change in the next twelve months. As a result of examinations and settlements, Grace believes there may be a material change to Grace's aggregate recorded liabilities for uncertain tax positions in the next twelve months with respect to the following matters:

  1.
  The settlement of a dispute with the IRS concerning the ten-year carryback of a U.S. NOL confirmed that NOLs not used in 1998 could be carried back to 1989 and subsequent years. Grace expects refunds from the use of such NOLs in subsequent years and those years are currently under review by the Joint Committee on Taxation of the U.S. Congress (the "Joint Committee"). Grace estimates that upon approval by the Joint Committee, up to approximately $11 million of additional tax benefits (including interest) would be recorded.

  2.
  In court decisions involving taxpayers other than Grace, certain tax benefits similar to those claimed by a non-U.S. subsidiary of Grace were denied. More recently, however, one case was reversed on appeal in favor of the taxpayer. Due to the strength of its facts and the recent court decision in favor of the taxpayer, Grace believes that the tax benefits claimed by its non-U.S. subsidiary should be sustained if challenged. However, it is reasonably possible that such benefits would not be sustained. In such case, Grace estimates that the tax expense could range from $21.4 million to $52.5 million (including interest) and Grace would also expect to accelerate recognition of a deferred charge of $16.7 million.

  3.
  As a result of the expected resolution of examination issues and settlements with U.S. federal and state tax authorities, Grace believes it is reasonably possible that the amount of unrecognized tax benefits would decrease during 2010 by approximately $28 million.

        Grace received approval from the Bankruptcy Court on May 26, 2009 to enter into a settlement with the IRS with respect to the carryback to the 1989 tax year of an NOL arising in the 1998 tax year. The U.S. Tax Court approved the settlement on August 26, 2009. In the fourth quarter of 2009 Grace was notified by the IRS that the settlement was not subject to Joint Committee Review (although its impact on subsequent years is subject to such review, see paragraph 1 immediately

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

above). Grace received a cash refund of $39.2 million in previously deposited taxes and interest and recorded a net tax benefit of $23.5 million.

11. Pension Plans and Other Postretirement Benefits Plans

        Pension Plans    Grace maintains defined benefit pension plans covering current and former employees of certain business units and divested business units who meet age and service requirements. Benefits are generally based on final average salary and years of service. Grace funds its U.S. qualified pension plans ("U.S. qualified pension plans") in accordance with U.S. federal laws and regulations. Non-U.S. pension plans ("non-U.S. pension plans") are funded under a variety of methods, as required under local laws and customs.

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

        At the December 31, 2009 measurement date for Grace's defined benefit pension plans, the projected benefit obligation ("PBO") was approximately $1,531 million as measured under U.S. GAAP compared with $1,380 million as of December 31, 2008. The PBO basis reflects the present value (using a 5.75% discount rate for U.S. plans and a 5.71% weighted average discount rate for non-U.S. plans as of December 31, 2009) of vested and non-vested benefits earned from employee service to date, based upon current services and estimated future pay increases for active employees.

        On a quarterly basis, Grace analyzes pension assets and pension liabilities along with the resulting funded status and updates its estimate of these measures. Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates, and other identifiable and material actuarial changes.

        At December 31, 2009, Grace's recorded pension liability for underfunded and unfunded plans was $648.7 million ($372.2 million included in "underfunded defined benefit pension plans", $158.2 million included in "unfunded pay-as-you-go defined benefit pension plans", $12.9 million included in "other current liabilities", and $105.4 million related to noncurrent supplemental pension benefits, included in "liabilities subject to compromise"). The recorded liability reflects 1) the shortfall between plan assets and the PBO of underfunded plans ($372.2 million); and 2) the PBO of unfunded pay-as-you-go plans ($276.5 million).

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefits Plans (Continued)

        Postretirement Benefits Other Than Pensions    Grace provides postretirement health care and life insurance benefits for retired employees of certain U.S. business units and certain divested business units. The postretirement medical plan provides various levels of benefits to employees hired before 1991 who retire from Grace after age 55 with at least 10 years of service. These plans are unfunded and Grace pays a portion of the costs of benefits under these plans as they are incurred. Grace applies ASC 715 to these plans which requires that the future costs of postretirement health care and life insurance benefits be accrued over the employees' years of service.

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

        Defined Contribution Retirement Plan    Grace sponsors a defined contribution retirement plan for its employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Grace's cost related to this benefit plan was $11.8 million, $12.7 million, and $12.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefits Plans (Continued)

        Analysis of Plan Accounting and Funded Status    The following table summarizes the changes in benefit obligations and fair values of retirement plan assets during 2009 and 2008:

	Defined Benefit Pension Plans
							Other Post- Retirement Plans
	U.S.		Non-U.S.		Total
Change in Financial Status of Retirement Plans	2009	2008	2009	2008	2009	2008	2009	2008
	(In millions)
Change in Projected Benefit Obligation (PBO)
Benefit obligation at beginning of year	$1,046.9	$1,032.6	$332.9	$416.4	$1,379.8	$1,449.0	$73.2	$84.0
Service cost	16.4	16.3	6.4	8.4	22.8	24.7	0.2	0.3
Interest cost	62.9	62.1	21.1	22.8	84.0	84.9	4.3	4.9
Plan participants' contributions	—	—	0.6	0.7	0.6	0.7	—	—
Curtailments/settlements recognized	—	—	—	(2.6)	—	(2.6)	—	—
Actuarial (gain) loss	66.4	0.2	38.1	(29.1)	104.5	(28.9)	(4.8)	(9.4)
Medicare subsidy receipts	—	—	—	—	—	—	3.1	0.5
Benefits paid	(64.3)	(64.3)	(20.9)	(20.3)	(85.2)	(84.6)	(6.7)	(7.1)
Currency exchange translation adjustments	—	—	24.6	(63.4)	24.6	(63.4)	—	—

Benefit obligation at end of year	$1,128.3	$1,046.9	$402.8	$332.9	$1,531.1	$1,379.8	$69.3	$73.2

Change in Plan Assets
Fair value of plan assets at beginning of year	$560.5	$773.7	$226.0	$314.4	$786.5	$1,088.1	$—	$—
Actual return on plan assets	118.6	(203.1)	11.6	(3.1)	130.2	(206.2)	—	—
Employer contributions	43.1	54.2	18.3	13.5	61.4	67.7	3.6	6.6
Plan participants' contributions	—	—	0.6	0.7	0.6	0.7	—	—
Settlements recognized	—	—	—	(2.6)	—	(2.6)	—	—
Medicare subsidy receipts	—	—	—	—	—	—	3.1	0.5
Benefits paid	(64.3)	(64.3)	(20.9)	(20.3)	(85.2)	(84.6)	(6.7)	(7.1)
Currency exchange translation adjustments	—	—	25.6	(76.6)	25.6	(76.6)	—	—

Fair value of plan assets at end of year	$657.9	$560.5	$261.2	$226.0	$919.1	$786.5	$—	$—

Funded status at end of year (PBO basis)	$(470.4)	$(486.4)	$(141.6)	$(106.9)	$(612.0)	$(593.3)	$(69.3)	$(73.2)

Amounts recognized in the Consolidated Balance Sheet consist of:
Noncurrent assets	$0.2	$0.2	$36.5	$48.4	$36.7	$48.6	$—	$—
Current liabilities	(5.6)	(5.4)	(7.3)	(6.9)	(12.9)	(12.3)	(3.5)	(4.1)
Noncurrent liabilities	(465.0)	(481.2)	(170.8)	(148.4)	(635.8)	(629.6)	(65.8)	(69.1)

Net amount recognized	$(470.4)	$(486.4)	$(141.6)	$(106.9)	$(612.0)	$(593.3)	$(69.3)	$(73.2)

Amounts recognized in Accumulated Other Comprehensive (Income) Loss consist of:
Accumulated actuarial loss	$701.8	$743.0	$119.8	$80.7	$821.6	$823.7	$10.2	$15.8
Prior service cost (credit)	5.3	6.5	0.1	0.3	5.4	6.8	(4.1)	(8.1)

Net amount recognized	$707.1	$749.5	$119.9	$81.0	$827.0	$830.5	$6.1	$7.7

Weighted Average Assumptions Used to Determine Benefit Obligations as of December 31
Discount rate	5.75%	6.25%	5.71%	6.24%	NM	NM	5.50%	6.25%
Rate of compensation increase	4.50%	4.50%	3.47%	3.53%	NM	NM	NM	NM
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost (Income) for Years Ended December 31
Discount rate	6.25%	6.25%	6.24%	5.81%	NM	NM	6.25%	6.25%
Expected return on plan assets	8.00%	8.00%	6.25%	6.43%	NM	NM	NM	NM
Rate of compensation increase	4.50%	4.50%	3.53%	3.55%	NM	NM	NM	NM

NM—Not meaningful

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefits Plans (Continued)

	2009			2008			2007
Components of Net Periodic Benefit Cost (Income) and Other Amounts Recognized in Other Comprehensive (Income) Loss
	U.S.	Non-U.S.	Other	U.S.	Non-U.S.	Other	U.S.	Non-U.S.	Other
	(In millions)
Net Periodic Benefit Cost (Income)
Service cost	$16.4	$6.4	$0.2	$16.3	$8.4	$0.3	$15.7	$8.1	$0.3
Interest cost	62.9	21.1	4.3	62.1	22.8	4.9	58.0	20.9	4.5
Expected return on plan assets	(44.0)	(15.1)	—	(62.0)	(18.8)	—	(58.4)	(21.6)	—
Amortization of prior service cost (credit)	1.2	0.2	(4.1)	1.5	0.7	(8.5)	2.4	0.7	(10.0)
Amortization of net deferred actuarial loss	32.9	3.1	0.9	19.9	4.9	1.7	21.1	5.3	1.9
Net curtailment and settlement loss	—	0.5	—	—	1.0	—	0.4	—	—

Net periodic benefit cost (income)	$69.4	$16.2	$1.3	$37.8	$19.0	$(1.6)	$39.2	$13.4	$(3.3)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
Net deferred actuarial (gain) loss	$(8.2)	$42.7	$(4.8)	$265.3	$(10.6)	$(9.4)	$17.8	$—	$11.3
Amortization of prior service cost (credit)	(1.2)	(0.2)	4.1	(1.5)	(0.7)	8.5	(2.8)	(0.7)	10.0
Amortization of net deferred actuarial loss	(32.9)	(3.6)	(0.9)	(19.9)	(5.8)	(1.7)	(21.1)	(5.4)	(1.9)

Total recognized in other comprehensive (income) loss	(42.3)	38.9	(1.6)	243.9	(17.1)	(2.6)	(6.1)	(6.1)	19.4

Total recognized in net periodic benefit cost (income) and other comprehensive (income) loss	$27.1	$55.1	$(0.3)	$281.7	$1.9	$(4.2)	$33.1	$7.3	$16.1

        The estimated net deferred actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost (income) over the next fiscal year are $37.2 million and $1.1 million, respectively. The estimated net deferred actuarial loss and prior service credit for the other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost (income) over the next fiscal year are $0.5 million and $(4.1) million, respectively.

	Fully-Funded U.S.(1) Qualified Pension Plans			Underfunded U.S.(1) Qualified Pension Plans			Unfunded Pay-As-You-Go(2) U.S. Nonqualified Plans
Funded Status of U.S. Pension Plans	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(In millions)
Projected benefit obligation	$0.3	$0.3	$6.8	$1,017.0	$940.6	$925.0	$111.0	$106.0	$100.8
Fair value of plan assets	0.5	0.5	8.3	657.4	560.0	765.4	—	—	—

Funded status (PBO basis)	$0.2	$0.2	$1.5	$(359.6)	$(380.6)	$(159.6)	$(111.0)	$(106.0)	$(100.8)

Benefits paid	$—	$—	$(0.3)	$(59.0)	$(59.2)	$(82.5)	$(5.3)	$(5.1)	$(5.1)
Discount rate	5.75%	6.25%	6.25%	5.75%	6.25%	6.25%	5.75%	6.25%	6.25%

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefits Plans (Continued)

	Fully-Funded Non-U.S.(1) Pension Plans			Underfunded Non-U.S.(1) Pension Plans			Unfunded Pay-As-You-Go(2) Non-U.S. Pension Plans
Funded Status of Non-U.S. Pension Plans	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(In millions)
Projected benefit obligation	$213.9	$169.1	$248.0	$23.4	$20.2	$23.3	$165.5	$143.6	$145.1
Fair value of plan assets	250.4	217.5	300.6	10.8	8.5	13.8	—	—	—

Funded status (PBO basis)	$36.5	$48.4	$52.6	$(12.6)	$(11.7)	$(9.5)	$(165.5)	$(143.6)	$(145.1)

Benefits paid	$(10.8)	$(10.7)	$(11.2)	$(2.7)	$(2.3)	$(2.8)	$(7.4)	$(7.3)	$(6.4)
Weighted average discount rate	5.86%	6.58%	5.77%	7.60%	6.92%	8.16%	5.24%	5.74%	5.49%

(1)
Plans intended to be advance-funded.

(2)
Plans intended to be pay-as-you-go.

        The accumulated benefit obligation for all defined benefit pension plans was approximately $1,453 million and $1,311 million as of December 31, 2009 and 2008, respectively.

	U.S.		Non-U.S.		Total
Pension Plans with Underfunded or Unfunded Accumulated Benefit Obligation	2009	2008	2009	2008	2009	2008
	(In millions)
Projected benefit obligation	$1,128.0	$1,046.6	$184.9	$159.8	$1,312.9	$1,206.4
Accumulated benefit obligation	1,087.2	1,008.5	166.6	143.8	1,253.8	1,152.3
Fair value of plan assets	$657.4	$560.0	$7.3	$4.8	$664.7	$564.8

	Pension Plans		Other Postretirement Plans
	U.S.(1)	Non-U.S.(2)
Estimated Expected Future Benefit Payments Reflecting Future Service and Medicare Subsidy Receipts for the Fiscal Year(s) Ending					Total Payments Net of Subsidy
	Benefit Payments(3)	Benefit Payments	Benefit Payments	Medicare Subsidy Receipts
	(In millions)
2007 (actual)	$87.9	$20.4	$9.8	$(4.8)	$113.3
2008 (actual)	64.3	20.3	7.1	(0.5)	91.2
2009 (actual)	64.3	20.9	6.7	(3.1)	88.8

2010	71.0	19.2	7.1	(3.5)	93.8
2011	74.0	20.4	7.0	(0.7)	100.7
2012	78.6	21.7	6.9	(0.1)	107.1
2013	79.7	23.5	6.7	(0.1)	109.8
2014	80.5	25.2	6.6	(0.1)	112.2
2015 - 2019	$421.6	$134.2	$29.9	$(0.3)	$585.4

(1)
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

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefits Plans (Continued)

(2)
Non-U.S. estimated benefit payments for 2010 and future periods have been translated at the applicable December 31, 2009 exchange rates.

(3)
Excludes $21 million of estimated future benefit payments from nonqualified plans that are restricted by the Bankruptcy Court, which the Company expects to pay upon emergence from Chapter 11.

        Discount Rate Assumption    The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available and is subject to change based on changes in overall market interest rates. For the U.S. qualified pension plans, the assumed discount rate of 5.75% as of December 31, 2009 was selected by Grace, in consultation with its independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan.

        As of December 31, 2009 and 2008, the United Kingdom pension plan and German pension plans combined represented approximately 84% and 85%, respectively, of the benefit obligation of the non-U.S. pension plans. The assumed discount rates as of December 31, 2009 for the United Kingdom (5.75%) and Germany (5.25%) were selected by Grace, in consultation with its independent actuaries, based on yield curves constructed from a portfolio of Sterling and Euro denominated high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plans. The assumed discount rates for the remaining non-U.S. pension plans were determined based on the nature of the liabilities, local economic environments and available bond indices.

        Investment Guidelines for Advance-Funded Pension Plans    The target allocation of investment assets for 2010, the actual allocation at December 31, 2009 and 2008, and the expected long-term rate of return by asset category for Grace's U.S. qualified pension plans are as follows:

	Target Allocation	Percentage of Plan Assets December 31,		Weighted-Average Expected Long-Term Rate of Return
U.S. Qualified Pension Plans Asset Category	2010	2009	2008	2009
U.S. equity securities	45%	47%	43%	4.46
Non-U.S. equity securities	15%	16%	15%	0.76
Short-term debt securities	10%	11%	13%	0.60
Intermediate-term debt securities	30%	26%	29%	2.18

Total	100%	100%	100%	8.00

        The investment goal for the U.S. qualified pension plans subject to advance funding is to earn a long-term rate of return consistent with the related cash flow profile of the underlying benefit obligation.

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

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefits Plans (Continued)

  •
  For U.S. equity securities: the portfolio is entirely passively managed through investment in the Dow Jones U.S. Total Stock Market index fund, which is invested primarily in equity securities with the objective of approximating as closely as possible the capitalization weighted total rate of return of the entire U.S. market for publicly traded securities.

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

        For 2009, the expected long-term rate of return on assets for the U.S. qualified pension plans was 8%. Average annual returns over one, two, three, five, ten and fifteen-year periods were 22.6%, (4.7%), (1.2%), 2.9%, 2.3%, and 6.5%, respectively. Significant negative returns across broad asset class categories in 2008 caused negative returns in the two- and three-year periods.

        The expected return on plan assets for the U.S. qualified pension plans is based on a comparison to historical actual returns and benchmark data. Grace looks at the trailing 20-year and 25-year returns on the plan portfolio under the current target equity to fixed income allocation of 60%/40% to determine a weighted-average rate of return based on historical data. These results are then compared with historical returns of balanced fund indices, as provided by our independent actuaries.

        The balanced fund indices are composites of the S&P 500 and the Barclays Capital Gov't/Credit indices. Grace then evaluates the estimated rates and selects a rate that it believes to be reasonable and submits that rate for review by our independent actuaries for reasonableness.

        The following table presents the fair value hierarchy for the U.S. qualified pension plan assets measured at fair value as of December 31, 2009. See Note 9 for further discussion regarding the fair value hierarchy.

	Fair Value Measurements at December 31, 2009 Using
Assets Measured at Fair Value— U.S. Qualified Pension Plans	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Common/collective trust funds	$560.8	$—	$560.8	$—
Corporate bonds	38.6	—	38.6	—
Government and agency securities	16.4	—	16.4	—
Asset backed securities	27.4	—	27.4	—
Annuity and immediate participation contracts	13.8	—	13.8	—
Short-term investments	2.3	0.3	2.0	—
Other investments, net	(1.4)	—	(1.1)	(0.3)

Total Assets	$657.9	$0.3	$657.9	$(0.3)

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefits Plans (Continued)

        The following table presents a summary of the changes in the fair value of the U.S. qualified pension plans' level 3 assets for the year ended December 31, 2009:

	Year Ended December 31, 2009
Assets Measured at Fair Value— U.S. Qualified Pension Plans	Asset Backed Securities	Other Investments, Net	Other Receivables/ Payables, Net
	(In millions)
Balance, beginning of year	$0.3	$(0.1)	$(0.3)
Net appreciation (depreciation) and interest income	0.1	(0.1)	—
Purchases, sales, issuances, and settlements, net	(0.3)	(0.1)	0.3
Transfers in and/or out of level 3	(0.1)	—	—

Balance, end of year	$—	$(0.3)	$—

        Non-U.S. pension plans accounted for approximately 28% and 29% of total global pension assets at December 31, 2009 and 2008, respectively. Each of these plans, where applicable, follows local requirements and regulations. Some of the local requirements include the establishment of a local pension committee, a formal statement of investment policy and procedures, and routine valuations by plan actuaries.

        The target allocation of investment assets for non-U.S. pension plans varies depending on the investment goals of the individual plans. The plan assets of the United Kingdom pension plan represent approximately 81% and 83% of the total non-U.S. pension plan assets at December 31, 2009 and 2008, respectively. In determining the expected rate of return for the UK plan, the trustees' strategic investment policy has been considered together with long-term historical returns and investment community forecasts for each asset class. The expected return by sector has been combined with the actual asset allocation to determine the 2009 expected long-term return assumption of 6%.

        The target allocation of investment assets for 2010, the actual allocation at December 31, 2009 and 2008, and the expected long-term rate of return by asset category for Grace's United Kingdom pension plan are as follows:

	Target Allocation	Percentage of Plan Assets December 31,		Weighted- Average Expected Long-Term Rate of Return
United Kingdom Pension Plans Asset Category	2010	2009	2008	2009
Equity securities	8%	8%	8%	1.49
U.K. gilts	29%	27%	19%	0.86
U.K. corporate bonds	63%	62%	63%	3.65
Cash/other	0%	3%	10%	0.00

Total	100%	100%	100%	6.00

        The plan assets of the Canadian pension plans represent approximately 8% and 6% of the total non-U.S. pension plan assets at December 31, 2009 and 2008, respectively. The target allocation of

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefits Plans (Continued)

investment assets for 2010, the actual allocation at December 31, 2009 and 2008, and the expected long-term rate of return by asset category for Grace's Canadian pension plans are as follows:

	Target Allocation	Percentage of Plan Assets December 31,		Weighted- Average Expected Long-Term Rate of Return
Canadian Pension Plans Asset Category	2010	2009	2008	2009
Equity securities	60%	60%	55%	3.90
Bonds	40%	40%	45%	3.10

Total	100%	100%	100%	7.00

        The plan assets of the other country plans represent approximately 11% in the aggregate (with no country representing more than 3% individually) of total non-U.S. pension plan assets at December 31, 2009 and 2008.

        The following table presents the fair value hierarchy for the non-U.S. pension plan assets measured at fair value as of December 31, 2009.

	Fair Value Measurements at December 31, 2009 Using
Assets Measured at Fair Value—Non-U.S. Pension Plans	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Common/collective trust funds	$241.2	$—	$241.2	$—
Corporate bonds	0.9	—	0.9	—
Government and agency securities	1.3	—	1.3	—
Insurance contracts and other investments	9.7	—	9.7	—
Cash	8.1	8.1	—	—

Total Assets	$261.2	$8.1	$253.1	$—

        Plan Contributions and Funding    Subject to any required approval of the Bankruptcy Court, Grace intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under U.S. GAAP. On June 24, 2009, Grace obtained Bankruptcy Court approval to fund minimum required payments under the U.S. qualified pension plans of approximately $30 million for the period from July 2009 through January 2010. In that regard, Grace contributed approximately $8 million in July 2009, approximately $5 million in September 2009, approximately $9 million in October 2009, and approximately $8 million in January 2010 to the trusts that hold assets of the U.S. qualified pension plans. While Grace intends to continue to fund all minimum required payments under the U.S. qualified pension plans, there can be no assurance that the Bankruptcy Court will continue to approve these payments. Based on the U.S. qualified pension plan's status as of December 31, 2009, Grace's ERISA funding obligations for 2010 would be approximately $46 million.

Notes to Consolidated Financial Statements (Continued)

11. Pension Plans and Other Postretirement Benefits Plans (Continued)

        Contributions to non-U.S. pension plans are not subject to Bankruptcy Court approval and Grace intends to fund such plans based on applicable legal requirements and actuarial and trustee recommendations. Grace expects to contribute approximately $13 million to its non-U.S. pension plans and approximately $7 million (excluding any Medicare subsidy receipts) to its other postretirement plans in 2010.

        Grace plans to pay benefits as they become due under virtually all pay-as-you-go plans and to maintain compliance with federal funding laws for its U.S. qualified pension plans.

12. Other Balance Sheet Accounts

	December 31, 2009	December 31, 2008
	(In millions)
Other Assets
Deferred charges	$29.1	$33.5
Cash value of life insurance policies, net of policy loans	4.4	4.2
Long-term receivables	0.6	0.9
Patents, licenses and other intangible assets, net	61.5	72.5
Fair value of currency forward contracts	1.3	21.0
Other assets	8.1	9.3

	$105.0	$141.4

Other Current Liabilities
Accrued compensation	$101.0	$88.1
Customer volume rebates	33.0	37.7
Accrued commissions	11.6	13.0
Accrued Chapter 11 reorganization expenses	15.7	23.9
Income tax payable	23.9	15.9
Deferred tax liability	6.0	7.9
Fair value of currency forward and commodity contracts	1.9	14.5
Other accrued liabilities	114.8	113.3

	$307.9	$314.3

        Accrued compensation in the table above includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

13. Commitments and Contingent Liabilities

        See Note 3 for information regarding Grace's asbestos liabilities.

        Environmental Remediation    Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace accrues for anticipated costs associated with investigative and remediation efforts where an

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingent Liabilities (Continued)

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

        At December 31, 2009, Grace's estimated liability for environmental investigative and remediation costs totaled $148.4 million, compared with $152.2 million at December 31, 2008. The amount is based on funding and/or remediation agreements in place, including the Multi-Site Agreement described below, and Grace's best estimate of its cost for sites not subject to a formal remediation plan. Grace's estimated environmental liabilities are included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets.

        Grace recorded pre-tax charges of $4.4 million, $14.6 million, and $17.0 million for environmental matters in 2009, 2008, and 2007, respectively. Of the pre-tax charges, $2.5 million, $5.0 million, and $14.4 million in 2009, 2008, and 2007, respectively, were in connection with cost recovery obligations arising out of a lawsuit brought by the U.S. Government in Libby, Montana. The remainder of the pre-tax charges were attributable to the ongoing review of environmental liabilities.

        Net cash expenditures charged against previously established liabilities for the twelve months ended December 31, 2009, 2008, and 2007 were $7.7 million, $256.9 million and $9.5 million, respectively. Cash expenditures in 2008 included a payment of $252 million related to the settlement of the cost recovery claim with respect to Libby, Montana.

Multi-Site Settlement

        The U.S. Environmental Protection Agency ("EPA") has filed proofs of claim with respect to potential contamination at 38 sites, including vermiculite related claims and non-vermiculite related claims. In June 2008, Grace entered into a multi-site settlement agreement (the "Multi-Site Agreement") with the U.S. Government, on behalf of EPA and other federal agencies. Under the Multi-Site Agreement, Grace has agreed to pay approximately $44 million to the U.S. Government and other parties in settlement of 35 of these outstanding claims and the U.S. Government has agreed not to take action against Grace under the Comprehensive Environmental Response, Compensation, and Liability Act with respect to these sites. Grace intends to separately fund or carry out remediation at two of the remaining sites. With respect to the third remaining site, Libby, Montana, EPA's claims, excluding claims in respect of the Grace-owned Libby vermiculite mine, are resolved by the EPA Cost Recovery Agreement described below. Grace is working in cooperation with EPA to investigate the Libby vermiculite mine. The settlement amount is payable upon Grace's emergence from Chapter 11.

Vermiculite Related Matters

        During 2008, Grace paid $250 million plus accrued interest of approximately $2 million pursuant to an agreement (the "EPA Cost Recovery Agreement"), between Grace and the U.S. Department of

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingent Liabilities (Continued)

Justice to settle the EPA's cost recovery claims for all past and future remediation costs with respect to Grace's former Libby operations, except for those relating to the Grace-owned Libby vermiculite mine.

        Grace's total estimated liability for asbestos remediation related to its former vermiculite operations in Libby, including the cost of remediation at vermiculite processing sites outside of Libby, at December 31, 2009 and 2008 was $51.6 million and $48.4 million, respectively, excluding interest where applicable and is recorded in Environmental Contingencies in the Consolidated Balance Sheets. The estimated obligation as of each date does not include the cost to remediate the Grace-owned Libby vermiculite mine, which is not currently estimable.

        During 2009, Grace learned that EPA may reinvestigate approximately 100 former or currently operating plants at which vermiculite concentrate from the Grace-owned Libby vermiculite mine was expanded. Of these expansion plants, seven are currently owned by Grace. Grace is unable to determine the possible results of any reinvestigation and whether it may result in additional claims by EPA. The estimated obligation as of December 31, 2009 does not include any costs in respect of this reinvestigation or any additional EPA claims, which costs if any, are not currently estimable.

        New Jersey Claims    In 2005, the New Jersey Department of Environmental Protection ("NJDEP") filed a lawsuit against Grace and two former employees (N.J. Dept. of Environmental Protection v. W. R. Grace & Co. et al.), seeking civil penalties for alleged misrepresentations and false statements made in a Preliminary Assessment/Site Investigation Report and Negative Declarations submitted by Grace to the NJDEP in 1995 pursuant to the New Jersey Industrial Site Recovery Act. Grace submitted the report, which was prepared by an independent environmental consultant, in connection with the closing of Grace's former vermiculite expansion plant in Hamilton Township, New Jersey. In 2005, the Bankruptcy Court stayed this lawsuit. In April 2008, the Bankruptcy Court issued a ruling stating that the lawsuit filed by the NJDEP was in violation of the automatic stay and enjoining further pursuit of all claims in the lawsuit. In March 2009, the Delaware District Court upheld the Bankruptcy Court's ruling. In April 2009, the NJDEP appealed this ruling to the U.S. Court of Appeals for the Third Circuit. In April 2007, New Jersey filed a motion for leave to file a late proof of claim in the amount of $31 million with respect to substantially the same claims set forth in the lawsuit described in the preceding paragraph. In August 2007, the Bankruptcy Court denied this motion and the District Court affirmed this ruling on appeal in March 2008. In April 2008, New Jersey appealed this ruling to the U.S. Court of Appeals for the Third Circuit (the "Third Circuit").

        On October 19, 2009, the Debtors, the two former employees and the NJDEP entered into a stipulation in the amount of $1.0 million that would resolve the NJDEP's claims and terminate all of the litigation described above, including the appeals pending in the Third Circuit. The settlement amount is payable to NJDEP upon Grace's emergence from bankruptcy.

Non-Vermiculite Related Matters

        At December 31, 2009 and 2008, Grace's estimated liability for remediation of sites not related to its former vermiculite mining and processing activities was $96.8 million and $103.8 million, respectively and is recorded in Environmental Contingencies in the Consolidated Balance Sheets . This liability relates to Grace's current and former operations, including its share of liability for off-site disposal at facilities where it has been identified as a potentially responsible party. Grace's estimated liability is based upon an evaluation of claims for which sufficient information was available. As

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingent Liabilities (Continued)

Grace receives new information and continues its claims evaluation process, its estimated liability may change materially.

        Purchase Commitments    Grace engages in purchase commitments to ensure supply and to minimize the volatility of major components of direct manufacturing costs including natural gas, certain metals, asphalt, amines and other materials. Such commitments are for quantities that Grace fully expects to use in its normal operations.

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

        Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, asbestos settlements and appeals, trade-related commitments and other matters. At December 31, 2009, Grace had gross financial assurances issued and outstanding of $252.8 million, comprised of $102.2 million of surety bonds issued by various insurance companies, and $150.6 million of standby letters of credit and other financial assurances issued by various banks. As discussed in Note 8, $70.9 million of these financial assurances have been issued under the DIP facility.

        Accounting for Contingencies    Although the outcome of each of the matters discussed above cannot be predicted with certainty, Grace has assessed its risk and has made accounting estimates as required under U.S. GAAP. As a result of the Filing, claims related to certain of the items

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingent Liabilities (Continued)

discussed above will be addressed as part of Grace's Chapter 11 proceedings. Accruals recorded for such contingencies have been included in "liabilities subject to compromise" in the accompanying Consolidated Balance Sheets. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts recorded at December 31, 2009.

14. Restructuring Expenses and Related Asset Impairments

        In 2009, Grace implemented cost reduction and restructuring programs to further improve productivity. Grace accrued $19.1 million, $5.9 million, $1.9 million, and $6.5 million of restructuring expenses and related asset impairments in each of the four quarters of 2009, respectively. The restructuring programs include worldwide involuntary restructuring programs, a U.S. voluntary early retirement restructuring program, and the planned closing of a manufacturing facility in Slough, U.K., which included a charge for asset impairments of $3.8 million. Grace expects substantially all costs of these programs to be paid by December 31, 2010.

	December 31,
	2009	2008
	(In millions)
Restructuring Expenses and Related Asset Impairments:
Severance and other employee related costs	$29.6	$5.2
Asset impairments	3.8	—

Total Restructuring Expenses and Related Asset Impairments	$33.4	$5.2

	December 31,
	2009	2008
	(In millions)
Restructuring Liability:
Beginning Balance	$0.7	$—
Accruals for severance and other employee related costs	29.6	5.2
Payments	(17.5)	(4.5)
Currency translation adjustments and other	0.7	—

Total Restructuring Liability	$13.5	$0.7

	December 31,
	2009	2008
Employee Reduction by Operating Segment:
Grace Davison	183	—
Grace Construction Products	224	121
Corporate	76	8

Total	483	129

Notes to Consolidated Financial Statements (Continued)

15. Other (Income) Expense, net

        Components of other (income) expense, net are as follows:

	2009	2008	2007
	(In millions)
Income from insurance settlements with insolvent insurance companies	$—	$(0.1)	$(1.0)
Net income from life insurance policies	(1.2)	(3.0)	(5.4)
Interest income of non-Debtor subsidiaries	(1.4)	(3.8)	(7.6)
Net (gain) loss on disposals of assets	(1.5)	(14.1)	(2.9)
Translation effects—intercompany loans	(11.0)	6.9	(10.5)
Value of currency forward contracts—intercompany loans	15.9	(10.7)	8.2
Other currency transaction effects	8.3	4.5	3.0
Other miscellaneous (income) expense	7.5	(5.8)	(18.5)

Total other (income) expense, net	$16.6	$(26.1)	$(34.7)

16. Comprehensive Income (Loss)

        The following tables present the pre-tax, tax, and after-tax components of Grace's other comprehensive income (loss) for the years ended December 31, 2009, 2008, and 2007:

Year Ended December 31, 2009	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
	(In millions)
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(2.7)	$1.0	$(1.7)
Amortization of net deferred actuarial loss included in net periodic benefit cost	37.4	(12.9)	24.5
Net deferred actuarial loss arising during period	(29.7)	7.9	(21.8)

Benefit plans, net	5.0	(4.0)	1.0
Currency translation adjustments	38.1	—	38.1
Gain (loss) from hedging activities	11.4	(3.9)	7.5
Unrealized loss on investment	(0.8)	—	(0.8)

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$53.7	$(7.9)	$45.8

Notes to Consolidated Financial Statements (Continued)

16. Comprehensive Income (Loss) (Continued)

Year Ended December 31, 2008	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
	(In millions)
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(6.3)	$2.2	$(4.1)
Amortization of net deferred actuarial loss included in net periodic benefit cost	27.4	(9.3)	18.1
Net deferred actuarial loss arising during period	(245.3)	86.4	(158.9)

Benefit plans, net	(224.2)	79.3	(144.9)
Currency translation adjustments	(58.7)	—	(58.7)
Gain (loss) from hedging activities	(10.1)	3.5	(6.6)

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$(293.0)	$82.8	$(210.2)

Year Ended December 31, 2007	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
	(In millions)
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit included in net periodic benefit cost	$(6.5)	$2.3	$(4.2)
Amortization of net deferred actuarial loss included in net periodic benefit cost	28.4	(9.7)	18.7
Net deferred actuarial loss arising during period	(29.1)	9.9	(19.2)

Benefit plans, net	(7.2)	2.5	(4.7)
Currency translation adjustments	43.7	0.9	44.6
Gain (loss) from hedging activities	0.9	(0.1)	0.8

Other comprehensive income (loss) attributable to W. R. Grace & Co. shareholders	$37.4	$3.3	$40.7

        The following table presents the components of Grace's accumulated other comprehensive income (loss) at December 31, 2009, 2008, and 2007:

	December 31,
Components of Accumulated Other Comprehensive Income (Loss)	2009	2008	2007
	(In millions)
Defined benefit pension and other postretirement plans:
Net prior service credit (net of tax)	$(0.9)	$0.8	$4.9
Net deferred actuarial loss (net of tax)	(542.8)	(545.5)	(404.7)

Benefit plans, net	(543.7)	(544.7)	(399.8)
Currency translation	29.6	(8.5)	50.2
Hedging activities, net of tax	0.4	(7.1)	(0.5)
Unrealized loss on investment	(0.8)	—	—

Accumulated other comprehensive income (loss)	$(514.5)	$(560.3)	$(350.1)

Notes to Consolidated Financial Statements (Continued)

16. Comprehensive Income (Loss) (Continued)

        Accumulated other comprehensive income (loss) related to the defined benefit pension and other postretirement plans at December 31, 2009, 2008, and 2007, respectively, represents the accumulation of net actuarial losses of $542.8 million, $545.5 million, and $404.7 million as well as net prior service credits of $(0.9) million, $0.8 million and $4.9 million. These amounts are net of tax and are amortized as a component of net periodic benefit cost. For the years ended December 31, 2009, 2008, and 2007, the pre-tax benefit recognized related to prior service credits was $2.7 million, $6.3 million, and $6.5 million, respectively, and the pre-tax expense recognized for amortization of accumulated actuarial losses was $37.4 million, $27.4 million, and $28.4 million, respectively. In addition, pre-tax loss of $29.7 million, $245.3 million and $29.1 million was recognized for changes in funded status during the years ended December 31, 2009, 2008, and 2007, respectively.

        Grace is a global enterprise operating in over 40 countries with local currency generally deemed to be the functional currency for accounting purposes. The currency translation amount represents the adjustments necessary to translate the balance sheets valued in local currencies to the U.S. dollar as of the end of each period presented, and to translate revenues and expenses at average exchange rates for each period presented.

        See Note 9 for a discussion of hedging activities.

17. Shareholders' Equity (Deficit)

        Under its Certificate of Incorporation, the Company is authorized to issue 300,000,000 shares of common stock, $0.01 par value. Of the common stock unissued at December 31, 2009, 4,172,206 shares were reserved for issuance pursuant to stock options and other stock incentives. For the years ended December 31, 2009, 2008, and 2007, 125,800, 529,617, and 2,712,879 stock options were exercised for aggregate proceeds of $1.4 million, $9.6 million, and $40.1 million, respectively.

18. Stock Incentive Plans

        Each stock option granted under the Company's stock incentive plans has an exercise price equal to the fair market value of the Company's common stock on the date of grant. Options become exercisable at the time or times determined by the Compensation Committee of the Board of Directors and may have terms of up to ten years and one month.

Notes to Consolidated Financial Statements (Continued)

18. Stock Incentive Plans (Continued)

        The following table sets forth information relating to such options during 2009, 2008, and 2007:

Stock Option Activity	Number Of Shares	Average Exercise Price
Balance at January 1, 2007	4,596,881	$14.18
Options exercised	(2,712,879)	14.79
Options terminated	(15,039)	10.70

Balance at December 31, 2007	1,868,963	$13.33
Options exercised	(529,617)	18.20
Options terminated	(134,600)	17.20
Options granted	1,988,900	19.71

Balance at December 31, 2008	3,193,646	$16.33
Options exercised	(125,800)	10.67
Options forfeited	(66,660)	17.44
Options terminated	(424,510)	14.83
Options granted	1,595,530	9.93

Balance at December 31, 2009	4,172,206	$14.19

        Currently outstanding options expire on various dates through August 2014. At December 31, 2009, 1,359,207 shares were available for additional stock option or restricted stock grants. The following is a summary of stock options outstanding and exercisable at December 31, 2009:

Stock Options Outstanding and Exercisable

Exercise Price Range	Number Outstanding and Exercisable	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$ 1 - $ 8	295,106	1.09	$2.84
$ 8 - $13(1)	1,568,810	4.36	9.86
$13 - $16	415,750	0.36	13.47
$16 - $20(1)	1,892,540	3.70	19.71

	4,172,206	3.43	14.19

(1)
These options were granted in 2009 and 2008 and are not exercisable as of December 31, 2009.

Options Granted

        On May 07, 2009, the Company granted approximately 1.5 million nonstatutory stock options (under the W. R. Grace & Co. 2000 Stock Incentive Plan ("the Plan"). These grants are a component of a long term incentive plan. In the prior year, on September 11, 2008, the Company granted approximately 2 million nonstatutory stock options, which were part of a long term incentive plan and were the first of such options granted since 2001.

Notes to Consolidated Financial Statements (Continued)

18. Stock Incentive Plans (Continued)

        For the years ended December 31, 2009 and 2008, Grace recognized non-cash stock-based compensation expense of $7.3 million and $1.6 million, respectively, which is included in selling, general and administrative expense. Grace values options using the Black-Scholes option-pricing model which was developed for use in estimating the fair value of traded options. The risk-free rate is based on the U.S. Treasury yield curve published as of the grant date, with maturities approximating the expected term of the options. The expected term of the options is estimated using the simplified method as allowed by ASC 718-20, whereby the average between the vesting period and contractual term is used. Grace believes this is an appropriate method because of the lack of historical option activity, as Grace believes its actual stock volatility in the last several years may not be representative of expected future volatility. Since Grace is operating under Chapter 11 of the Bankruptcy Code, the expected volatility was estimated using both actual stock volatility and the volatility of an industry peer group. The following summarizes the assumptions used for estimating the fair value of stock options granted during 2009 and 2008, respectively.

	2009	2008
Expected Volatility	42.5% - 49.2%	32.5% - 34.8%
Weighted Average Expected Volatility	45.9%	33.7%
Expected Term	3.00 - 4.00 years	3.23 - 3.73 years
Risk-Free Rate	1.81%	2.63%
Dividend Yield	0%	0%

        The estimated future stock option compensation expense to be recorded in accordance with ASC 718-20 is $5.7 million for the current stock incentive plans.

19. Earnings Per Share

        The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

Earnings Per Share	2009	2008	2007
	(In millions, except per share amounts)
Numerators
Net income attributable to W. R Grace & Co. shareholders	$71.2	$121.5	$88.8

Denominators
Weighted average common shares—basic calculation	72.2	72.0	70.1
Dilutive effect of employee stock options	0.4	0.5	1.5

Weighted average common shares—diluted calculation	72.6	72.5	71.6

Basic earnings per share	$0.99	$1.69	$1.27

Diluted earnings per share	$0.98	$1.68	$1.24

        Stock options that could potentially dilute earnings per share (that were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares) were approximately 1.9 and 2.0 million for the years ended December 31, 2009 and 2008.

Notes to Consolidated Financial Statements (Continued)

19. Earnings Per Share (Continued)

        The average market price of Grace's common stock exceeded the exercise price of all outstanding stock options as of December 31, 2007. Therefore, there were no antidilutive options outstanding for 2007.

20. Product Line Sales and ART Transaction

        Grace sold three product lines in 2009 resulting in a net gain of $29.1 million. The Grace Davison operating segment sold its membranes product line and the Grace Construction Products operating segment sold its firestopping and abatement and pipe corrosion protection product lines. These product lines accounted for substantially less than 1% of Grace Davison's and Grace Construction Products' annual sales, respectively.

        On November 30, 2009, Grace completed the sale of a 5% interest in ART, its joint venture with Chevron. Grace reduced its 55% interest to 50% to achieve a balanced ownership structure with Chevron. Grace deconsolidated ART's results from its consolidated financial statements on a prospective basis effective December 1, 2009. Previously, Grace reported 100% of ART's sales and 55% of ART's income, with 45% of ART's income reported as income attributable to noncontrolling interests. Effective December 1, 2009, Grace is reporting its investment in ART and its portion of ART's income and dividends using the equity method of accounting. Grace recorded a gain of $4.8 million from the sale of its 5% interest in ART and the required revaluation of its remaining investment in ART.

21. Operating Segment Information

        Grace is a global producer of specialty chemicals and specialty materials. It generates sales from two operating segments: Grace Davison, which includes specialty catalysts and specialty materials used in a wide range of refining, consumer, industrial, packaging and life sciences applications; and Grace Construction Products, which includes specialty construction chemicals and specialty building materials used in commercial, infrastructure, and residential construction. Intersegment sales, eliminated in consolidation, are not material. The table below presents information related to Grace's operating segments for the years ended December 31, 2009, 2008, and 2007, respectively. Only those corporate expenses directly related to the operating segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.

        Grace defines Core EBIT (a non-U.S. GAAP financial measure) to be net income adjusted for interest income and expense, income taxes, Chapter 11 expenses, and pre-tax loss from noncore activities.

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

Notes to Consolidated Financial Statements (Continued)

21. Operating Segment Information (Continued)

Operating Segment Data

	2009	2008	2007
	(in millions)
Net Sales
Grace Davison	$1,935.4	$2,168.6	$2,009.2
Grace Construction Products	889.6	1,148.4	1,106.0

Total	$2,825.0	$3,317.0	$3,115.2

Core EBIT
Grace Davison segment operating income	$319.2	$278.1	$269.7
Grace Construction Products segment operating income	96.9	148.3	155.9
Corporate costs	(91.9)	(81.1)	(82.9)
Defined benefit pension expense	(68.9)	(45.6)	(45.5)

Grace Core EBIT	$255.3	$299.7	$297.2

Depreciation and Amortization
Grace Davison	$77.4	$81.0	$79.6
Grace Construction Products	33.6	35.7	31.6
Corporate	2.0	2.0	2.2

Total	$113.0	$118.7	$113.4

Capital Expenditures
Grace Davison	$68.2	$88.8	$87.0
Grace Construction Products	18.1	35.8	38.2
Corporate	7.5	7.6	11.7

Total	$93.8	$132.2	$136.9

Total Assets
Grace Davison	$1,064.9	$1,208.9	$1,232.8
Grace Construction Products	476.0	543.6	573.8
Corporate	2,427.3	2,123.0	2,101.8

Total	$3,968.2	$3,875.5	$3,908.4

        For the year ended December 31, 2009 restructuring expenses and related asset impairments are included in the above operating segment results as follows: Grace Davison $12.1 million, Grace Construction Products $15.3 million and Corporate $5.0 million. An additional $1.0 million is reflected in pre-tax income (loss) from noncore activities. For the year ended December 31, 2008, restructuring expenses are included in the above operating segment results as follows: Grace Construction Products $4.7 million, and Corporate $0.5 million.

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

Notes to Consolidated Financial Statements (Continued)

21. Operating Segment Information (Continued)

        The following table presents information related to the geographic areas in which Grace operated for the years ended December 31, 2009, 2008 and 2007. Sales are attributed to geographic areas based on customer location.

Geographic Area Data

	2009	2008	2007
	(In millions)
Net Sales
United States	$879.9	$1,078.2	$1,020.7
Canada and Puerto Rico	78.6	101.5	94.2

Total North America	958.5	1,179.7	1,114.9

Europe Middle East Africa	1,097.5	1,320.1	1,295.7
Asia Pacific	514.9	582.9	502.5
Latin America	254.1	234.3	202.1

Total	$2,825.0	$3,317.0	$3,115.2

Properties and Equipment, net
United States	$403.2	$420.8	$408.8
Canada and Puerto Rico	19.5	16.4	20.8

Total North America	422.7	437.2	429.6

Europe Middle East Africa	205.8	213.3	212.8
Asia Pacific	45.3	46.4	47.0
Latin America	16.3	13.7	16.7

Total	$690.1	$710.6	$706.1

Goodwill and Other Assets
United States	$100.5	$131.3	$117.1
Canada and Puerto Rico	7.3	7.2	8.1

Total North America	107.8	138.5	125.2

Europe	86.8	92.4	98.7
Asia Pacific	10.9	12.8	13.7
Latin America	18.1	14.8	18.9

Total	$223.6	$258.5	$256.5

        Grace Core EBIT for the years ended December 31, 2009, 2008 and 2007 is reconciled below to income before income taxes presented in the accompanying Consolidated Statements of Operations.

Notes to Consolidated Financial Statements (Continued)

21. Operating Segment Information (Continued)

Reconciliation of Operating Segment Data to Financial Statements

	2009	2008	2007
	(In millions)
Grace Core EBIT	$255.3	$299.7	$297.2
Pre-tax loss from noncore activities:
Legal defense costs	(36.0)	(31.6)	(21.2)
Asbestos administration	(7.9)	(8.2)	(14.9)
Net pension costs—divested businesses	(16.7)	(11.2)	(7.1)
Provision for environmental remediation	(4.2)	(14.6)	(17.0)
Translation effects—intercompany loans	11.0	(6.9)	10.5
Value of currency forward contracts—intercompany loans	(15.9)	10.7	(8.2)
Other noncore, net	(18.0)	4.1	(0.7)

Total pre-tax loss from noncore activities	(87.7)	(57.7)	(58.6)
Interest expense and related financing costs	(38.3)	(54.2)	(72.1)
Chapter 11 expenses, net of interest income	(48.0)	(65.8)	(86.4)
Net income attributable to noncontrolling interests	10.0	15.4	24.5
Interest income of non-Debtor subsidiaries	1.4	3.8	7.6

Income before income taxes	$92.7	$141.2	$112.2

22. Noncontrolling Interests in Consolidated Affiliates

        Grace conducts certain business activities in various countries through joint ventures with unaffiliated third parties. In certain cases, the financial results of these joint ventures are included in Grace's consolidated financial statements. The following tables present summary financial statistics for Grace's consolidated affiliates for which there is a noncontrolling interest:

	December 31,
Statements of Operations	2009	2008	2007
	(In millions)
Sales	$346.9	$460.5	$434.7
Income before taxes	23.7	36.7	55.9
Net income	22.4	34.2	48.7
Noncontrolling interests in net income	10.0	15.4	24.5

	December 31,
Balance Sheets	2009	2008	2007
	(In millions)
Cash	$10.8	$78.1	$57.0
Other current assets	30.5	153.3	162.4
Total assets	52.8	252.8	236.6
Total liabilities	30.0	84.1	74.5
Shareholders' equity	22.8	168.7	162.1
Noncontrolling interests in shareholders' equity	8.7	73.1	73.2

        In the Statements of Operations above, noncontrolling interests primarily relates to ART, Grace's joint venture with Chevron. Sales for ART were $248.7 for the eleven months ended November 30, 2009 and $348.7 and $335.7 for the years ended December 31, 2008 and 2007, respectively. In the

Notes to Consolidated Financial Statements (Continued)

22. Noncontrolling Interests in Consolidated Affiliates (Continued)

Balance Sheets above, ART balances are not included in the amounts as of December 31, 2009 as ART was deconsolidated from Grace as of December 1, 2009; however, the amounts in 2008 and 2007 include ART balances. See Note 23 for additional discussion relating to ART.

23. Unconsolidated Affiliates

        Grace accounts for certain of its investments in unconsolidated affiliates using the equity method of accounting. Of the $45.7 million balance at December 31, 2009, $44.8 million represents the value of Grace's 50% interest in ART. On November 30, 2009, Grace sold 5% of its ownership interest in ART to Chevron for $4.0 million (the "ART Transaction"), bringing both Grace's and Chevron's ownership interests to 50%. From its inception in 2001 to the date of the ART Transaction, Grace held a 55% interest in ART, and Chevron held a 45% interest. As of December 31, 2008 and for the nine months ended September 30, 2009 and years ended December 31, 2008 and 2007, Grace consolidated the financial position, results of operations, and cash flows of ART in its consolidated financial statements. Due to the ART Transaction, Grace reconsidered its consolidation policy with respect to ART, and determined, following the ART Transaction on November 30, 2009, that ART ceased to be a variable interest entity. Grace does not have a controlling voting interest; therefore, Grace deconsolidated ART and recorded its investment in ART using the equity method of accounting as of December 1, 2009, resulting in a gain of $4.8 million, of which $4.6 million is attributable to the required remeasurement to fair value of Grace's retained investment in ART. The gain of $4.8 million is presented in "Gains (loss) on sales of product lines and gain on the sale of interest in an unconsolidated affiliate."

        Grace and ART continue to transact business on a regular basis, and maintain the following agreements in order to effect such business:

  Supply and Services Agreement

  Grace manufactures and sells hydroprocessing catalysts to ART. Grace sales to ART for the eleven months ended November 30, 2009, and for the years ended December 31, 2008 and 2007 were eliminated in consolidation, and ART's sales to its customers for the same time periods were consolidated in Grace's results. For the month ended December 31, 2009, Grace sales to ART were $10.0 million. Sales to ART are accounted for on a net basis in cost of goods sold in Grace's Consolidated Statement of Operations. Grace also receives reimbursement from ART for factory administration and depreciation required to operate the plants making the hydroprocessing catalysts. Reimbursements in December 2009 were $1.3 million.

  Operational Support Agreements

  Grace provides ART with research and development, sales and marketing and general and administrative services. Grace's reimbursement was $1.0 million for services provided to ART during the month ended December 31, 2009.

  Purchase Agreement

  Grace acts as non-exclusive distributor of hydroprocessing catalysts for ART for certain customers in Europe. Under this arrangement, Grace purchases hydroprocessing catalysts from

Notes to Consolidated Financial Statements (Continued)

23. Unconsolidated Affiliates (Continued)

  ART and sells to the customers. For the month ended December 31, 2009, Grace purchased $2.0 million under this agreement.

  Lease Agreement

  On October 13, 2009, Grace entered into a lease agreement with ART whereby Grace acquired the right to use ART manufacturing assets installed at a Grace manufacturing plant to manufacture hydroprocessing catalysts to be sold to ART. Grace acquired the right to use the equipment for a nominal amount. This lease expires December 31, 2017 and is renewable thereafter for successive one year periods. The lease may be terminated at any time upon written notice of at least 60 days.

  Finance Arrangements

  Line of Credit

  Grace and Chevron provide lines of credit in the amount of $20.3 million each at a commitment fee of 0.1% of the credit amount. These agreements expire on March 1, 2010 and will be renewed in the amount of $15.0 million, each. No amounts were outstanding at December 31, 2009.

  Maintenance Capital Loans

  ART loaned Grace $12.2 million to fund capital expenditures incurred in 2007 through 2009 for manufacturing facilities used to produce catalysts for ART. Principal and interest on the loans are paid monthly. The loans have repayment terms up to eight years, unless earlier repayment is demanded by ART. The loans bear interest at LIBOR plus 1.25%. As of December 31, 2009, $12.3 million of loans were outstanding at an average interest rate of 1.5%.

  Dividends

  In November 2009, ART declared a dividend of $19.0 million, of which $10.5 million was payable to Grace. This amount is reflected in "Trade accounts receivable" in the Consolidated Balance Sheet. In addition ART paid dividends of $35.6 million, $16.3 million, and $13.2 million to Grace and $30.2 million, $13.3 million, and $11.8 million to Chevron in 2009, 2008, and 2007, respectively.

Grace balances related to ART	2009	2008
	(In millions)
Trade accounts receivable	$17.9	$—
Debt payable within one year	$(1.8)	$—
Accounts payable	$(4.1)	$—
Debt payable after one year	$(10.5)	$—

Notes to Consolidated Financial Statements (Continued)

24. Quarterly Summary and Statistical Information (Unaudited)

Quarterly Summary and Statistical Information (Unaudited)

	March 31	June 30	September 30	December 31
	(In millions)
2009
Net sales	$682.1	$711.0	$753.6	$678.3
Cost of goods sold	511.6	467.8	491.1	430.1
Net income	(38.9)	19.3	44.4	46.4
Net income per share:(1)
Basic earnings per share:
Net income	$(0.54)	$0.27	$0.61	$0.64
Diluted earnings per share:
Net income	(0.54)	0.26	0.61	0.63
Market price of common stock:(2)
High	$7.08	$14.31	$22.68	$26.17
Low	4.07	6.71	11.04	20.76
Close	6.32	12.37	21.74	25.35

	March 31	June 30	September 30	December 31
	(In millions)
2008
Net sales	$759.2	$900.0	$889.4	$768.4
Cost of goods sold	521.3	621.9	630.8	559.5
Net income	17.7	32.1	28.3	43.4
Net income per share:(1)
Basic earnings per share:
Net income	$0.25	$0.45	$0.39	$0.60
Diluted earnings per share:
Net income	0.24	0.44	0.39	0.60
Market price of common stock:(2)
High	$25.10	$27.79	$26.75	$14.33
Low	16.50	23.44	13.75	3.01
Close	22.82	23.49	15.12	5.97

(1)
Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.

(2)
Principal market: New York Stock Exchange.

SELECTED FINANCIAL DATA(1)

	2009	2008	2007	2006	2005
	(In millions, except per share amounts)
Statement of Operations
Net sales	$2,825.0	$3,317.0	$3,115.2	$2,826.5	$2,569.5
Income before income taxes	92.7	141.2	112.2	37.8	125.1
Net income	81.2	136.9	113.3	35.0	99.1
Net income attributable to noncontrolling interests	(10.0)	(15.4)	(24.5)	(26.4)	(23.1)
Net income attributable to W.R. Grace & Co. shareholders	71.2	121.5	88.8	8.6	76.0
Financial Position
Cash and cash equivalents	$893.0	$460.1	$480.5	$536.3	$474.7
Properties and equipment, net	690.1	710.6	706.1	664.5	632.9
Total assets	3,968.2	3,875.5	3,908.4	3,662.0	3,580.8
Total liabilities	4,258.7	4,229.3	4,184.7	4,122.2	4,097.5
Liabilities subject to compromise (a subset of total liabilities)	3,147.1	3,112.9	3,277.5	3,221.6	3,155.1
Shareholders' equity (deficit)	(290.5)	(353.8)	(276.4)	(460.2)	(516.7)
Cash Flow
Operating activities	$432.4	$15.0	$100.2	$159.4	$67.7
Investing activities	27.1	(31.1)	(206.9)	(129.4)	(77.9)
Financing activities	(41.3)	0.6	33.7	15.2	(10.5)
Net cash flow	432.9	(20.4)	(55.8)	61.6	(35.7)
Data Per Common Share (Diluted)
Net income (loss)	$0.98	$1.68	$1.24	$0.13	$1.13
Average common diluted shares outstanding (millions)	72.6	72.5	71.6	68.3	67.3
Other Statistics
Capital expenditures	$93.8	$132.2	$136.9	$119.2	$94.0
Common stock price range	$4.07-26.17	$3.01-27.79	$18.86-30.65	$8.12-20.35	$6.75-13.79
Common shareholders of record	8,505	8,801	9,153	9,522	9,883
Number of employees (approximately)	5,900	6,300	6,500	6,500	6,400

(1)
Certain prior-year amounts have been reclassified to conform to the 2009 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

2009 Financial Summary

        Following is a summary of our financial performance for the year ended December 31, 2009 compared with the prior year.

Grace

  •
  Sales for the year ended December 31, 2009 were $2,825.0 million compared with $3,317.0 million for the prior year, a 14.8% decrease. The sales decrease was due to lower sales volumes (10.2%), unfavorable currency translation (3.7%), lower cost of metals passed through to customers (3.1%), and the deconsolidation of the ART joint venture (1.2%), partly offset by price increases (3.4%).

  •
  Gross profit percentage for the year was 32.7% compared with 29.7% in the prior year. The improvement in gross profit percentage was due to price increases primarily implemented in the second half of 2008, a decrease in raw materials and energy costs since their peak in the fourth quarter of 2008, and lower factory overhead expenses resulting primarily from restructuring activities.

  •
  Core EBIT for the year was $255.3 million, down 14.8% from the prior year, primarily due to lower sales volumes, restructuring expenses, unfavorable currency translation, and higher pension expenses, partly offset by an increase in gross profit percentage, gains related to three product line sales and the ART transaction, and lower selling, general and administrative expenses. Core EBIT margin was 9.0%, equal to the prior year level.

  •
  Grace net income for the year ended December 31, 2009 was $71.2 million, or $0.98 per diluted share, compared with Grace net income of $121.5 million, or $1.68 per diluted share, for the prior year.

  •
  Adjusted Operating Cash Flow was $446.5 million for the year ended December 31, 2009, compared with $389.5 million in the prior year, a 14.6% increase. The increase in Adjusted Operating Cash Flow was primarily due to improvements in working capital and lower capital expenditures, partially offset by the impact of lower Core EBIT. Net working capital decreased by 27 days during 2009, including a reduction of 13 days of inventory and an increase of 13 days of accounts payable.

  •
  Core EBIT return on invested capital increased to 22.3% from 22.1% in the prior year.

Operating Segments

  •
  Sales of the Grace Davison operating segment for the year ended December 31, 2009 were $1,935.4 million, down 10.8% compared with the prior year. Segment operating income for the year ending December 31, 2009 was $331.3 million, a 19.1% increase compared with the prior year. Segment operating margin was 17.1% compared with 12.8% for the prior year. These results reflect the favorable effects of price increases, lower raw materials and energy costs, gains related to the sale of a product line and the ART transaction, and lower operating expenses, partly offset by the unfavorable effects of lower sales volume, the sale in the first quarter of 2009 of high-cost inventories produced in the fourth quarter of 2008, and currency translation.

  •
  Sales of the Grace Construction Products operating segment for the year ended December 31, 2009 were $889.6 million, down 22.5% compared with the prior year. Segment operating income for the year ended December 31, 2009 was $106.4 million compared with

    $148.3 million for the prior year, a 28.3% decrease. Segment operating margin was 12.0% compared with 12.9% for the prior year, reflecting continued weakness in the global construction market. These results include the gains on the sale of two product lines in 2009 and the restructuring following the sale of the pipe wrap product line.

  •
  Corporate costs related to core operations were $86.9 million for the year ended December 31, 2009, compared with $80.6 million in the prior year, an increase of 7.8%. Corporate support function costs decreased 7.3% from the prior year due primarily to savings from the restructuring actions completed in 2009 and other cost reduction efforts. Performance related compensation and other corporate costs increased primarily due to higher incentive compensation expenses and higher legal costs.

Cash Flow and Liquidity

  •
  Net cash provided by operating activities for the year ended December 31, 2009 was $432.5 million compared with $15.0 million for the prior year. Net cash provided by operating activities in the prior year included a payment of $252 million related to the settlement of certain environmental claims relating to our former vermiculite operations in Libby, Montana. Capital expenditures for the year ended December 31, 2009 were $93.8 million compared with $132.2 million for the prior year. Available liquidity excludes our debtor in possession credit facility which we are terminating.

  •
  At December 31, 2009, we had available liquidity of approximately $954.6 million, consisting of $893.0 million in cash and cash equivalents and $61.6 million of available credit under various non-U.S. credit facilities.

Summary Description of Core Business

        We are engaged in specialty chemicals and specialty materials businesses on a worldwide basis through our two operating segments, Grace Davison and Grace Construction Products. See Item 1 (Business—Business Overview) of this Report for a summary description of our core business.

Analysis of Core Operations

        Set forth in the table below are our key operating statistics with dollar and percentage changes for the years ended December 31, 2009, 2008, and 2007. Please refer to this Analysis of Core Operations when reviewing this Management's Discussion and Analysis of Financial Condition and Results of Operations.

        In the Analysis of Core Operations table, as well as in the financial information presented throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, we present our financial results in the same manner as we present them for internal review. We review our results of operations by operating segment and separate "core operations" from "noncore activities." Core operations include the financial results of our Grace Davison and Grace Construction Products operating segments and the costs of corporate activities that directly or indirectly support our business operations. In contrast, noncore activities include all other events and transactions not directly related to the generation of operating revenue or the support of our core operations and generally relate to our former operations and products. See "Pre-tax Loss from Noncore Activities" for more information about noncore activities.

        We define Core EBIT (a non-U.S. GAAP financial measure) to be net income adjusted for interest income and expense, income taxes, Chapter 11 expenses, and pre-tax loss from noncore activities.

        We define Adjusted Operating Cash Flow (a non-U.S. GAAP financial measure) to be Core EBIT before depreciation and amortization, which we refer to as Core EBITDA, plus pension expense of core operations plus or minus the change in net working capital and specified other assets and liabilities of our core operations minus capital expenditures as set forth in the table below. Adjusted Operating Cash Flow excludes income taxes paid (net of refunds), payments under defined benefit pension arrangements and post retirement benefit plans, cash paid for Chapter 11 expenses and contingencies, and cash paid for other noncore activities.

        We define Core EBIT Return On Invested Capital to be Core EBIT divided by the sum of net working capital, properties and equipment and certain other assets and liabilities.

        We use Core EBIT, Adjusted Operating Cash Flow and Core EBIT Return On Invested Capital as performance measures in significant business decisions and, in the case of Core EBIT and Adjusted Operating Cash Flow, in determining certain incentive compensation. Core EBIT, Core EBIT as a percentage of sales, Core EBITDA, pre-tax loss from noncore activities, net income excluding noncore activities and Chapter 11 expenses, Adjusted Operating Cash Flow and Core EBIT Return on Invested Capital do not purport to represent income or cash flow measures as defined under U.S. GAAP, and you should not consider them an alternative to such measures as an indicator of our performance. We provide these measures so you can distinguish the operating results of our current business base from the income and expenses and cash flows of our past businesses, discontinued products, and corporate legacies, and the effect of our Chapter 11 proceedings, and to ensure that you understand the key data that we use to evaluate our results of operations. We have also provided in the following tables a reconciliation of these non-U.S. GAAP measures to its most directly comparable financial measure or measures calculated and presented in accordance with U.S. GAAP.

        Core EBIT has material limitations as an operating performance measure because it excludes income and expenses that comprise our noncore activities, which include, among other things, provisions for asbestos-related litigation and environmental remediation and legal costs, which are and historically have been material components of our net income. Additionally, Core EBITDA also has material limitations as an operating performance measure since it excludes the impact of depreciation and amortization expense. Our business is substantially dependent on the successful deployment of our capital assets; therefore, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. Adjusted Operating Cash Flow also has material limitations as an operating performance measure because it excludes cash paid for income taxes, cash payments under defined benefit pension arrangements and post retirement benefit plans, and cash flows from our noncore activities, including, among other things, costs for asbestos-related litigation and environmental remediation and legal defense costs, and costs related to our Chapter 11 proceedings, which have been material. We compensate for the limitations of these measurements by using these indicators together with net income as measured under U.S. GAAP to present a complete analysis of our results of operations. You should evaluate Core EBIT, Core

EBITDA, and Adjusted Operating Cash Flow in conjunction with net income for a more complete analysis of our financial results.

Analysis of Core Operations	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)	2007	$ Change Fav (Unfav)	% Change Fav (Unfav)
	(In millions)
Net sales:
Grace Davison	$1,935.4	$2,168.6	$(233.2)	(10.8)%	$2,009.2	$159.4	7.9%

Refining Technologies	992.1	1,099.1	(107.0)	(9.7)%	971.1	128.0	13.2%
Materials Technologies	606.0	694.8	(88.8)	(12.8)%	663.5	31.3	4.7%
Specialty Technologies	337.3	374.7	(37.4)	(10.0)%	374.6	0.1	0.0%

Grace Construction Products	889.6	1,148.4	$(258.8)	(22.5)%	1,106.0	42.4	3.8%

Americas	458.4	595.0	(136.6)	(23.0)%	587.1	7.9	1.3%
Europe	296.6	407.1	(110.5)	(27.1)%	380.6	26.5	7.0%
Asia	134.6	146.3	(11.7)	(8.0)%	138.3	8.0	5.8%

Total Grace net sales	$2,825.0	$3,317.0	$(492.0)	(14.8)%	$3,115.2	$201.8	6.5%

Net sales by region:
North America	$958.5	$1,179.7	$(221.2)	(18.8)%	$1,114.9	$64.8	5.8%
Europe Middle East Africa	1,097.5	1,320.1	(222.6)	(16.9)%	1,295.7	24.4	1.9%
Asia Pacific	514.9	582.9	(68.0)	(11.7)%	502.5	80.4	16.0%
Latin America	254.1	234.3	19.8	8.5%	202.1	32.2	15.9%

Total net sales by region	$2,825.0	$3,317.0	$(492.0)	(14.8)%	$3,115.2	$201.8	6.5%

Core EBIT(A)(B):
Grace Davison segment operating income	$331.3	$278.1	$53.2	19.1%	$269.7	$8.4	3.1%
Grace Construction Products segment operating income	106.4	148.3	(41.9)	(28.3)%	155.9	(7.6)	(4.9)%
Corporate costs:
Support functions	(44.2)	(47.7)	3.5	7.3%	(46.8)	(0.9)	(1.9)%
Performance-related compensation and other	(42.7)	(32.9)	(9.8)	(29.8)%	(36.1)	3.2	8.9%

Corporate costs	(86.9)	(80.6)	(6.3)	(7.8)%	(82.9)	2.3	2.8%
Corporate restructuring expenses(C)	(26.6)	(0.5)	(26.1)	NM	—	(0.5)	NM
Defined benefit pension expense	(68.9)	(45.6)	(23.3)	(51.1)%	(45.5)	(0.1)	(0.2)%

Core EBIT	255.3	299.7	(44.4)	(14.8)%	297.2	2.5	0.8%
Pre-tax loss from noncore activities(C)(D)	(87.7)	(57.7)	(30.0)	(52.0)%	(58.6)	0.9	1.5%
Interest expense	(38.3)	(54.2)	15.9	29.3%	(72.1)	17.9	24.8%
Interest income of non-Debtor subsidiaries	1.4	3.8	(2.4)	(63.2)%	7.6	(3.8)	(50.0)%
Chapter 11 expenses, net of interest income	(48.0)	(65.8)	17.8	27.1%	(86.4)	20.6	23.8%
Benefit from (provision for) income taxes	(11.5)	(4.3)	(7.2)	(167.4)%	1.1	(5.4)	NM

Net income attributable to W. R. Grace & Co. shareholders	$71.2	$121.5	$(50.3)	(41.4)%	$88.8	$32.7	36.8%

Analysis of Core Operations	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)	2007	$ Change Fav (Unfav)	% Change Fav (Unfav)
	(In millions)
Key financial measures:
Gross profit percentage:
Grace Davison	31.4%	27.3%	NM	4.1pts	29.3%	NM	(2.0)pts
Grace Construction Products	36.0%	34.5%	NM	1.5pts	36.2%	NM	(1.7)pts
Total Grace	32.7%	29.7%	NM	3.0pts	31.7%	NM	(2.0)pts
Operating margin as a percentage of sales(A)(B):
Grace Davison	17.1%	12.8%	NM	4.3pts	13.4%	NM	(0.6)pts
Grace Construction Products	12.0%	12.9%	NM	(0.9)pts	14.1%	NM	(1.2)pts
Core EBIT	9.0%	9.0%	NM	—pts	9.5%	NM	(0.5)pts
Core EBITDA	13.0%	12.6%	NM	0.4pts	13.2%	NM	(0.6)pts

Analysis of Core Operations	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)	2007	$ Change Fav (Unfav)	% Change Fav (Unfav)
	(In millions)
Reconciliation of net income attributable to W. R. Grace & Co. shareholders to net income excluding noncore activities and Chapter 11 expenses, net:
Net income attributable to W. R. Grace & Co. shareholders	$71.2	$121.5	$(50.3)	(41.4)%	$88.8	$32.7	36.8%
Pre-tax loss from noncore activities	87.7	57.7	30.0	52.0%	58.6	(0.9)	(1.5)%
Chapter 11 expenses, net	48.0	65.8	(17.8)	(27.1)%	86.4	(20.6)	(23.8)%
Tax effects of noncore and Chapter 11 items	(55.1)	(72.5)	17.4	24.0%	(82.5)	(10.0)	12.1%

Net income excluding noncore activities and Chapter 11 expenses, net	$151.8	$172.5	$(20.7)	(12.0)%	$151.3	$21.2	14.0%

Analysis of Core Operations	2009	2008	$ Change Fav (Unfav)	% Change Fav (Unfav)	2007	$ Change Fav (Unfav)	% Change Fav (Unfav)
	(In millions)
Reconciliation of net income attributable to W. R. Grace & Co. shareholders to Adjusted Operating Cash Flow:
Net income attributable to W. R. Grace & Co. shareholders	$71.2	$121.5	$(50.3)	(41.4)%	$88.8	$32.7	36.8%
(Benefit from) provision for income taxes	11.5	4.3	7.2	167.4%	(1.1)	5.4	NM
Chapter 11 expenses, net of interest income	48.0	65.8	(17.8)	(27.1)%	86.4	(20.6)	(23.8)%
Interest income of non-Debtor subsidiaries	(1.4)	(3.8)	2.4	63.2%	(7.6)	3.8	50.0%
Interest expense	38.3	54.2	(15.9)	(29.3)%	72.1	(17.9)	(24.8)%
Pre-tax loss from noncore activities	87.7	57.7	30.0	52.0%	58.6	(0.9)	(1.5)%

Core EBIT	255.3	299.7	(44.4)	(14.8)%	297.2	2.5	0.8%
Depreciation and amortization	113.0	118.7	(5.7)	(4.8)%	113.4	5.3	4.7%

Core EBITDA	368.3	418.4	(50.1)	(12.0)%	410.6	7.8	1.9%
Defined benefit pension expense(B)	68.9	45.6	23.3	51.1%	45.5	0.1	0.2%
Change in net working capital of core operations	181.5	78.1	103.4	132.4%	(82.0)	160.1	195.2%
Change in other assets and liabilities of core operations	(78.4)	(20.4)	(58.0)	NM	5.9	(26.3)	NM
Capital expenditures	(93.8)	(132.2)	38.4	29.0%	(136.9)	4.7	3.4%

Adjusted Operating Cash Flow	$446.5	$389.5	$57.0	14.6%	$243.1	$146.4	60.2%

Analysis of Core EBIT return on invested capital	2009	2008	2007
	(In millions)
Core EBIT	$255.3	$299.7	$297.2
Invested capital:
Trade accounts receivable	383.7	462.6	500.6
Inventories	220.6	354.8	362.9
Accounts payable	(174.2)	(207.6)	(171.9)

	430.1	609.8	691.6

Other current assets	69.9	86.1	80.8
Other current liabilities	(307.9)	(314.3)	(344.5)
Properties and equipment, net	690.1	710.6	706.1
Goodwill	118.6	117.1	122.3
Investments in unconsolidated affiliates	45.7	7.9	6.3
Other assets	100.6	137.2	130.3

Total invested capital(E)	$1,147.1	$1,354.4	$1,392.9

Core EBIT return on invested capital	22.3%	22.1%	21.3%

Note (A):	Grace's segment operating income includes only Grace's share of income of consolidated and unconsolidated joint ventures.
Note (B):
Defined benefit pension expense includes all defined benefit pension expense of core operations. Grace Davison and Grace Construction Products segment operating income and corporate costs do not include amounts for defined benefit pension expense.
Note (C):
Corporate restructuring expenses included in Core EBIT above have been reflected by operating segment in Note 21 as follows: For the year ended December 31, 2009, Grace Davison $12.1 million, Grace Construction Products $9.5 million, and Corporate $5.0 million. For the year ended December 31, 2008, Corporate $0.5 million. An additional $1.0 million, reflected in pre-tax income (loss) from noncore activities above, is also reflected in Corporate.
Note (D):	See "Pre-tax loss from Noncore Activities" below for a definition and analysis of our noncore activities.
Note (E):
Total invested capital excludes the cash value of life insurance policies, net of policy loans of $4.4 million in other assets in 2009, $67.2 million in current assets in 2008, and $4.2 million in other assets in 2008.

NM—Not Meaningful

Results of Operations

Grace Overview

        Following is an overview of our financial performance for the years ended December 31, 2009, 2008, and 2007.

Net Sales

Grace Net Sales
($ in millions)

        The following table identifies the year-over-year increase or decrease in sales attributable to changes in sales volume, product price and/or mix, the impact of currency translation, and metals volumes and prices.

	2009 as a Percentage Increase (Decrease) from 2008
Net Sales Variance Analysis	Volume	Price/Mix	Currency Translation	Metals	Total
Grace Davison	(5.9)%	3.4%	(3.5)%	(4.8)%	(10.8)%
Grace Construction Products	(20.2)%	2.0%	(4.3)%	N/A	(22.5)%
Net sales	(10.9)%	3.0%	(3.8)%	(3.1)%	(14.8)%
By Region:
North America	(18.2)%	3.1%	(0.4)%	(3.3)%	(18.8)%
Europe Middle East Africa	(10.6)%	1.9%	(6.7)%	(1.5)%	(16.9)%
Asia Pacific	(3.6)%	1.2%	(1.7)%	(7.6)%	(11.7)%
Latin America	6.4%	11.5%	(9.1)%	(0.3)%	8.5%

        Sales for 2009 were unfavorably affected by reduced sales volumes resulting from the continuing global economic slowdown, currency translation and lower cost of metals passed through to customers. These unfavorable effects were partly offset by higher selling prices resulting from pricing actions that we primarily implemented in the second half of 2008 in all product groups and in all regions in response to rising raw materials and energy costs and to reflect our upgrade of product technologies. The 10.8% decrease for Grace Davison includes a 1.8% decrease for the deconsolidation of ART.

	2008 as a Percentage Increase (Decrease) from 2007
Net Sales Variance Analysis	Volume	Price/Mix	Currency Translation	Metals	Total
Grace Davison	(0.6)%	5.4%	3.3%	(0.2)%	7.9%
Grace Construction Products	(1.8)%	3.4%	2.2%	N/A	3.8%
Net sales	(1.0)%	4.6%	3.0%	(0.1)%	6.5%
By Region:
North America	(1.9)%	6.6%	0.2%	0.9%	5.8%
Europe Middle East Africa	(4.4)%	2.6%	5.9%	(2.2)%	1.9%
Asia Pacific	6.9%	4.3%	1.5%	3.3%	16.0%
Latin America	5.9%	7.8%	3.2%	(1.0)%	15.9%

        For 2008, the positive effects of the pricing actions and currency translation were partially offset by lower sales volumes in both operating segments.

Core EBIT

Grace
Core EBIT
($ in millions)

        Core EBIT increased $2.5 million or 0.8% in 2008 over 2007 and then decreased $44.4 million or 14.8% in 2009.

        The decrease in 2009 Core EBIT was primarily due to lower sales volumes, currency translation and higher pension expenses, partly offset by an increase in gross profit percentage and lower selling, general and administrative expenses. Restructuring expenses and related asset impairments of $32.4 million were offset by gains related to three product line sales and the ART transaction of $33.9 million. The 3.0 percentage point improvement in gross profit percentage is due to price increases implemented primarily in the second half of 2008, a decrease in raw materials and energy costs since their peak in the fourth quarter of 2008, and lower factory overhead expenses resulting primarily from restructuring activities. The decline in raw materials and energy costs that we have experienced since late 2008 abated during the third quarter, and we experienced increasing costs for certain raw materials during the fourth quarter though raw materials and energy costs remained below prior year levels.

        In the year ended December 31, 2009, we recognized $32.4 million of restructuring expenses and related asset impairments related to cost reduction and restructuring programs implemented in our core operations, and $1.0 million of restructuring expenses related to our noncore activities. Of these amounts, $26.6 million relates to corporate-initiated programs and is included in corporate restructuring expenses in the analysis of core operations, and $5.8 million relates to programs initiated by an operating segment and is included in segment operating income. The 2009 restructuring actions, together with actions completed in 2008, produced over $50 million of cost savings in the year ended December 31, 2009, of which over $35 million were realized in operating expenses.

        We have contracted with IBM to manage a portion of our information technology activities with the goals of improving the scalability of our IT resources and accelerating the implementation of innovations that improve productivity. We recorded planned transition costs of $2.5 million related to this contract in selling, general and administrative expenses in 2009.

        The increase in Core EBIT in 2008 was primarily due to selling price increases, totaling approximately $150 million for 2008, and productivity improvements which offset the unfavorable effects of raw materials cost inflation, totaling approximately $160 million for 2008. Cost containment actions that we implemented in the operating segments and the corporate functional areas mitigated the negative effect of lower volumes on 2008 Core EBIT.

        Core EBIT margin was 9.0% for 2009, equal to the 2008 level. Core EBIT margin decreased from 9.5% in 2007 primarily due to lower sales volumes.

Adjusted Operating Cash Flow

Adjusted Operating Cash Flow
($ in millions)

        Adjusted operating cash flow increased $57.0 million for the year ended December 31, 2009 as compared to the prior year primarily due to improvements in net working capital and lower capital expenditures, partially offset by a decrease in Core EBIT. Net working capital days decreased by 27 days during 2009, including a reduction of 13 days of inventory and an increase of 13 days of accounts payable. Adjusted operating cash flow increased $146.4 million for the year ended December 31, 2008, as compared to the prior year primarily due to improvements in net working capital.

Core EBIT Return On Invested Capital

Core EBIT Return on Invested Capital

        We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Core EBIT Return On Invested Capital as a performance measure in evaluating operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations. Generally, we favor those businesses and investments that provide the highest return on invested capital

Operating Segment Overview—Grace Davison

        Following is an overview of the financial performance of Grace Davison for the three years ended December 31, 2009, 2008, and 2007.

Net Sales—Grace Davison

Grace Davison Net Sales
($ in millions)

        Grace Davison operating segment sales are reported in the following product groups:

	2009		2008		2007
	Sales	2009 vs. 2008	Sales	2008 vs. 2007	Sales
	(In millions)
Refining Technologies	$992.1	(9.7)%	$1,099.1	13.2%	$971.1
Materials Technologies	606.0	(12.8)%	694.8	4.7%	663.5
Specialty Technologies	337.3	(10.0)%	374.7	0.0%	374.6

Total Grace Davison Sales	$1,935.4	(10.8)%	$2,168.6	7.9%	$2,009.2

        Sales of Grace Davison for 2009 were unfavorably affected by the global economic slowdown which resulted in reduced sales volumes, by lower cost of metals passed through to customers, and by unfavorable currency translation partly offset by higher selling prices. As the global economy grew in 2007 and through most of 2008, costs for raw materials and energy used to produce our products increased significantly, especially in the second half of 2008. We raised prices, primarily in the second half of 2008, to offset these increased costs and to reflect our upgrade of product technologies.

        On September 30, 2009, we sold our membranes product line, a component of Grace Davison's Specialty Technologies product group, to a strategic buyer for approximately $22 million and recorded a $19.2 million gain on the sale. The membranes product line manufactured and sold polymer-based membranes used in natural gas separation.

        On November 30, 2009, we completed the sale of a 5% interest in ART, our joint venture with Chevron Products Company. We reduced our 55% interest to 50% to achieve a balanced ownership structure with Chevron. We deconsolidated ART's results from our consolidated financial statements on a prospective basis effective December 1, 2009. Previously, we reported 100% of ART's sales and 55% of ART's income, with 45% of ART's income reported as income attributable to noncontrolling interests. Effective December 1, 2009, we are reporting our investment in ART and our portion of ART's income and dividends using the equity method of accounting. We recorded a gain of $4.8 million from the sale of our 5% interest in ART and the required revaluation of our remaining investment in ART.

        Refining Technologies    The decrease in sales for 2009 was primarily due to a decrease in the cost of molybdenum passed through to hydroprocessing customers, decreased sales volume of FCC catalysts and additives, the deconsolidation of the ART joint venture and unfavorable currency translation partly offset by the effect of price increases implemented mainly in 2008 and primarily in FCC catalysts. The global economy slowed significantly beginning in the fourth quarter of 2008 reducing demand for transportation fuels and negatively affecting sales volume of our FCC catalysts and additives in 2009.

        Molybdenum is a key raw material in our hydroprocessing catalysts and we generally pass the cost of molybdenum through to our customers. Molybdenum costs in 2009 were approximately one-third of molybdenum costs in 2008, resulting in a decrease in pass-through sales of approximately $114 million.

        The increase in sales for 2008 was primarily due to increased volumes of our FCC catalysts and additives resulting from the strong global economy in the first nine months of 2008 and the related strong demand for our customers' transportation fuel products. During 2007 and 2008, refinery FCC units ran at high capacity utilization rates, and new refining capacity came on line in the Middle East and Asia. As the price of crude oil increased, refineries processed heavier, lower quality and less expensive feedstocks, which further increased demand for our catalysts and additives, especially our Midas® catalyst series. In addition, refiners' product mix shifted toward increased diesel production, which increased sales of our Midas® catalysts, as well as our hydroprocessing catalysts. The 2008 sales increase also reflects the effect of the 2008 price increases and favorable currency translation.

        Materials Technologies    The decrease in sales for 2009 was primarily caused by a decline in sales volume reflecting reduced demand for our products caused by continued weakness in the global economy, and unfavorable currency translation. Sales for 2009 were also negatively affected by our customers' efforts to reduce inventory levels. The weakness in automotive and furniture sales, residential and commercial construction, and home renovations lowered the sales volumes of our products sold into end-uses such as lacquers, coatings, automotive tires, and dual pane windows. Sales volumes of our products sold into food and personal care end-uses also decreased but to a lesser extent. Sales for 2009 were favorably affected by price increases implemented primarily in the second half of 2008 and a 2008 change in our product mix designed to emphasize higher value applications.

        Sales for 2008 reflect growth in existing markets, expansion in emerging markets and solid demand for our products in the housing/building, automotive and food/personal care industries through the first nine months of 2008 as partly offset by a decrease in sales for the fourth quarter of 2008. Sales volumes for the 2008 fourth quarter were down by more than 11% from the 2007 fourth quarter reflecting the effects of the global economic slowdown. Although consumer markets remained relatively stable in 2008, the automotive and building industries slowed significantly.

        Specialty Technologies    The decrease in sales for 2009 was primarily due to unfavorable currency translation, a decline in sales volume and a decrease in the cost of nickel passed through to our Raney® catalyst customers, partially offset by price increases implemented primarily in the second half of 2008 and new product launches. Many of our customers produce polyolefin resin used in the manufacture of plastic materials, including high performance pipes, plastic films and household containers. Polyolefin production decreased significantly in the fourth quarter of 2008 through the first half of 2009 resulting in decreased sales volume of our products. As demand for plastics recovered during the third and fourth quarters of 2009, our sales volume stabilized at approximately the level of the 2008 third quarter. The cost of nickel, a key raw material in our Raney® catalysts, is generally passed on to our customers. The decrease in the cost of nickel passed on to customers more than offset the effect of price increases implemented primarily in 2008.

        Sales for 2008 were essentially flat with 2007 reflecting market growth, new product introductions, and geographic expansion during the first three quarters of 2008 as offset by a decrease in sales for the fourth quarter of 2008. Sales for the 2008 fourth quarter were down by more than 6% from the 2007 fourth quarter, more than offsetting the effects of price increases and favorable currency translation. Global petrochemical prices and demand fell sharply and polyethylene production decreased in the fourth quarter of 2008 as the global economic slowdown caused our customers to reduce operating rates.

Segment Operating Income (SOI) and Margin-Grace Davison

Grace Davison
SOI and Margin
($ in millions)

        Segment operating income (excluding corporate-initiated restructuring costs) for 2009 increased 19.1% from 2008 (12.2% excluding a $19.2 million gain from a product line divestiture). The favorable effects of price increases, primarily implemented during 2008, lower raw materials and energy costs, and effective control of operating expenses more than offset lower sales volume and unfavorable currency translation.

        Segment operating income for 2008 increased 3.1% compared to 2007, primarily due to higher selling prices, increased productivity, and favorable currency translation, which more than offset higher raw materials and energy costs. Segment operating margin for 2009 was 17.1%, 12.8% in 2008, and 13.4% in 2007.

        Segment operating margin for 2009 was positively affected by 1.0 percentage points due to the gain on the product line divestiture.

        Gross profit percentage for 2009 was 31.4%, up from 27.3% in 2008 and 29.3% in 2007. The improvement in 2009 over 2008 reflects the effects of price increases, primarily implemented during 2008, raw materials and energy cost deflation (partly offset by high cost inventory carried over from 2008) and the cost reduction and restructuring actions described below. As demand for our products started to slow in late 2008, we implemented cost reduction and restructuring actions in our manufacturing plants to reduce fixed costs and increase operational efficiency. We continued and expanded these efforts in 2009 by reducing employment and curtailing spending on product lines that sell to the automotive, housing and construction industries. Notwithstanding our cost reduction efforts, we have continued to invest in research and development to renew existing products and improve performance for our customers. These actions were a major contributor to increased gross profit and segment operating income margins in 2009 and have positioned us to operate on a lower cost basis while preserving growth opportunities. The decline in gross profit percentage from 2007 to 2008 was primarily due to higher raw materials and energy costs, partly offset by increased prices and productivity initiatives.

Operating Segment Overview—Grace Construction Products

        Following is an overview of the financial performance of Grace Construction Products for the three years ended December 31, 2009, 2008, and 2007.

Net Sales-Grace Construction Products

Grace Construction Products Net Sales
($ in millions)

        Grace Construction Products sales are reported by geographic regions as follows:

	2009		2008
					2007
		2009 vs. 2008		2008 vs. 2007
	Sales		Sales		Sales
	(In millions)
GCP Americas	$458.4	(23.0)%	$595.0	1.3%	$587.1
GCP Europe*	296.6	(27.1)%	407.1	7.0%	380.6
GCP Asia Pacific	134.6	(8.0)%	146.3	5.8%	138.3

Total GCP Sales	$889.6	(22.5)%	$1,148.4	3.8%	$1,106.0

*
Includes the Middle East, Africa, and India.

        The following table presents Grace Construction Products sales of similar products by end-use market:

	2009		2008		2007
	Sales	2009 vs. 2008	Sales	2008 vs. 2007	Sales
	(In millions)
Specialty Construction Chemicals	$578.1	(22.0)%	$741.3	(0.4)%	$744.3
Specialty Building Materials	311.5	(23.5)%	407.1	12.6%	361.7

Total GCP Sales	$889.6	(22.5)%	$1,148.4	3.8%	$1,106.0

        Sales of GCP for 2008 and 2009 have been unfavorably affected by the sequential decrease from 2007 through 2009 in sales volumes, reflecting the negative effect of the global economic slowdown on global construction activity and demand for our products. Sales of our specialty construction chemicals, which are generally the first to show the impact of declining construction activity, since they are usually consumed in the early stages of a project, were down in 2008, but the decrease was partly offset by higher sales of our specialty building materials. Sales of both product groups were down in 2009. As the global economy grew in 2007 and through most of 2008, costs for raw materials used to produce our products increased significantly, especially in the second half of 2008. We raised prices, primarily in 2008, to offset these rising costs. These 2008 price increases, the strong performance of new high value-added specialty products, particularly in specialty building materials, and increased market penetration of our products have partly offset the effect of the global slowdown in construction activity on our sales.

        In order to improve economic conditions, governments in many countries have announced fiscal stimulus programs aimed at infrastructure spending. Our sales were not materially affected by these programs in 2009 or 2008.

        GCP Americas    Sales decreased in 2009 primarily due to volume declines that were partly offset by our 2008 price increases. The sales increase in 2008 reflects the 2008 price increase as offset by a decline in volume that progressed through 2008, especially in the 2008 fourth quarter, resulting from the global economic slowdown.

        Sales in North America decreased 25.9% in 2009 and 0.5% in 2008 reflecting volume declines caused by decreased construction activity. The sharp decline in North American construction that began in 2007 has continued through 2009. Based on US Census Bureau figures, U.S. residential housing starts dropped by approximately 33% and 39% in 2008 and 2009, respectively. According to McGraw Hill Construction, U.S. commercial construction has decreased significantly, with U.S. building starts, measured in square feet of space, declining by approximately 17% and 43% in 2008 and 2009, respectively. U.S. infrastructure project construction (also called "nonbuilding" construction), measured on a constant-dollar basis, was essentially flat in 2008 and trended downward in 2009.

        Sales in Latin America increased 4.4% in 2009 and 20.2% in 2008. The effect of the 2008 price increases and volume growth, driven by increased market penetration and the introduction of new products, was partly offset by unfavorable currency translation.

        GCP Europe    Sales decreased in 2009 primarily due to volume declines and unfavorable currency translation partly offset by our 2008 price increases. The sales increase in 2008 reflects continued volume growth through the first three quarters of 2008, the 2008 price increases and favorable currency translation offset by volume declines in the 2008 fourth quarter.

        Sales in Europe declined 27.1% in 2009 and increased 7.0% in 2008. Beginning in the fourth quarter of 2008 and continuing through 2009, construction activity in Western and Eastern Europe decreased significantly from prior year levels. This decrease resulted in a significant decline in demand for our customers' products. In response to these declines, many of our European customers reduced their production.

        Sales in the Middle East declined 21.8% in 2009 and increased 45.4% in 2008. Between 2003 and 2008, the Middle East was one of the world's most dynamic construction markets with a rapid pace of real estate and infrastructure development growth led by the United Arab Emirates (especially Dubai). Since the first quarter of 2009, major construction projects in the Middle East have been delayed or halted, especially in the United Arab Emirates (especially Dubai), resulting in reduced cement, concrete and building materials consumption and negatively affecting other demand for our products.

        GCP Asia Pacific    Sales declined in 2009 primarily due to the adverse effect of currency translation and lower sales volumes in countries where we have a well-established presence partly offset by our 2008 price increases. The sales increase in 2008 reflects continued volume growth through the first three quarters of 2008, the 2008 price increase and favorable currency translation partly offset by volume declines in the 2008 fourth quarter.

        GCP Asia Pacific consists of economies that include both developed and emerging markets. Research by IHS Global Insight indicates that in 2008 and 2009, growth in construction spending in this region has been led by emerging markets in which we have less or no presence and that other developed markets in which we have a substantial presence have experienced declines in construction spending. We are continuing to invest in China and other emerging markets to expand our presence and build demand for our specialty construction chemicals and specialty building materials products while maintaining our position in other areas of the region.

Segment Operating Income (SOI) and Margin Grace Construction Products

Grace Construction Products
SOI and Margin
($ in millions)

        Segment operating income (excluding corporate-initiated restructuring costs) declined year-over-year for the three year period ended December 31, 2009. The favorable effects of price increases (primarily implemented during 2008), lower 2009 raw material costs and effective control of operating expenses were more than offset by decreases in sales volumes, higher 2008 raw material costs and unfavorable 2009 currency translation.

        Gross profit percentage for 2009 was 36.0%, 34.5% in 2008 and 36.2% in 2007. The improvement in gross profit percentage in 2009 is due to price increases that we implemented primarily in the second half of 2008, a decrease in raw materials costs from their peak in the fourth quarter of 2008 and the restructuring actions described below. Our raw materials costs rose rapidly in 2008, peaked in November 2008, and then declined rapidly before stabilizing in the fourth quarter of 2009. We experienced increasing costs for certain raw materials during 2009 though raw materials costs remained below the levels of the prior year period.

        As demand from our customers slowed in 2008 and 2009, we implemented cost reduction initiatives and restructuring actions in all geographic regions to improve our operating margins. We strengthened discretionary cost controls starting in the first quarter of 2008. We began reducing our workforce in the second quarter of 2008 and reassigned key employees and other resources from declining developed markets to higher growth regions such as Latin America, the Middle East, India, and Asia Pacific. We implemented a program to rationalize our production facilities, and we sold some redundant assets and two small non-strategic product lines. Notwithstanding these actions, we continued to invest in research and development to support both product lines. These actions were designed to provide sustainable improvement in our gross profit and segment operating margins.

Corporate Overview

Corporate Operating Expenses
($ in millions)

        Corporate costs include corporate functional costs (such as finance, legal services, human resources, communications and information technology), and other corporate costs such as insurance premiums, professional fees, and incentive compensation related to corporate functions. Corporate functional costs for 2009 decreased 7.3% compared with 2008 due primarily to cost reduction efforts. Other corporate costs increased in 2009 compared to 2008 primarily due to higher incentive compensation expenses, higher legal costs related to a commercial dispute, and planned one time costs related to the IT transition announced in the second quarter of 2009.

        Corporate operating expenses for 2008 decreased 2.8% compared with 2007 primarily due to lower incentive compensation expenses.

Core Pension Expense

        The following table presents our core defined benefit pension expense for our advance-funded and pay-as-you-go plans:

Core Defined Benefit Pension Expense	2009	2008	2007
	(In millions)
Total Defined Benefit Pension Expense	$85.6	$56.8	$52.6
Less: noncore pension expense	(16.7)	(11.2)	(7.1)

Total Core Pension Expense	$68.9	$45.6	$45.5

        Core pension expense includes costs under domestic and foreign defined benefit pension plans that provide benefits to Grace Davison, Grace Construction Products, and corporate employees (and excludes estimated defined benefit pension expense related to employees of divested businesses, which are reported as part of pre-tax loss from noncore activities).

        In 2009, approximately 25% of our pension plan participants were active employees. Approximately 75% are retired or former employees and more than approximately 35% are retired or former employees of divested businesses. As a result, only $22.8 million, or 27%, of total defined benefit pension expense in 2009 related to current service. Approximately 71%, or $60.9 million, of total defined benefit pension expense resulted from the funded status of our plans and the amortization of accumulated actuarial losses.

        Pension expense increased significantly in 2009 from the prior years primarily due to the significant decline in pension asset values in 2008.

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

	2009	2008	2007
	(In millions)
Legal defense costs	$(36.0)	$(31.6)	$(21.2)
D&O insurance cost—portion related to Chapter 11	(3.3)	(3.8)	(6.0)
Asbestos administration	(7.9)	(8.2)	(14.9)
Postretirement benefit (cost) income—divested businesses	(1.6)	0.4	1.9
Other	(5.0)	(4.4)	(4.4)

Total selling, general and administrative expenses	(53.8)	(47.6)	(44.6)

Net pension costs—divested businesses	(16.7)	(11.2)	(7.1)

Total defined benefit pension expense	(16.7)	(11.2)	(7.1)

Provision for environmental remediation—vermiculite and other sites	(4.2)	(14.6)	(17.0)

Total provision for environmental remediation	(4.2)	(14.6)	(17.0)

COLI income, net	1.2	3.0	5.4
Translation effects—intercompany loans	11.0	(6.9)	10.5
Value of currency forward contracts—intercompany loans	(15.9)	10.7	(8.2)
Other	(9.3)	8.9	2.4

Total other income (expense), net	(13.0)	15.7	10.1

Total pre-tax loss from noncore activities	$(87.7)	$(57.7)	$(58.6)

        The increase in the noncore loss for 2009 is primarily due to higher noncore pension and other postretirement benefit expenses, higher noncore legal expenses, and a larger net difference between the change in value of non-U.S. dollar intercompany loans and the change in value of the associated currency derivative contracts (this non-cash net difference results from a difference in the changes in the currency spot rate used to value the intercompany loans and the changes in the forward points and discount rates used to value the derivative contracts for accounting purposes), partly offset by a lower provision for environmental remediation. In addition, the loss from noncore activities for 2008 includes a gain from the sale of a noncore asset.

        In November 2007, we purchased currency forward contracts to mitigate the effect of currency risk with respect to intercompany loans between our principal U.S. subsidiary and a German subsidiary. The change in value of the loans and the change in fair value of the derivative contracts resulted in a net loss of $5.8 million for 2009 compared with a net gain of $0.9 million for 2008. The change in value of the intercompany loans and the derivative contracts is recorded as a component of other (income) expense in the Consolidated Statements of Operations. These changes do not affect cash flow until the intercompany loans are repaid and the derivative contracts are settled.

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

        Direct Chapter 11 expenses are as follows:

Chapter 11 Expenses, net	2009	2008	2007
	(In millions)
Total Chapter 11 expenses	$49.1	$63.6	$95.1
Interest (income) expense on filing entity cash/investment balances	(1.1)	2.2	(8.7)

Chapter 11 expenses, net	$48.0	$65.8	$86.4

        The decrease in direct Chapter 11 expenses for 2009 from the prior years was primarily due to a decrease in activity compared with 2008 when we were conducting a trial for estimating the liability for PI Claims which was suspended in April 2008 as a result of the PI Settlement.

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

Interest Expense

        Interest expense decreased in 2009 as compared to 2008 and 2007. The decrease in interest expense is due to reductions in the prime rate, partially offset by the effects of compounding interest on certain liabilities subject to compromise over the course of the Chapter 11 proceeding.

        The average effective interest rates on pre-petition obligations for 2009, 2008, and 2007 were 3.5%, 4.7% and 6.3%, respectively. Such interest will not be paid until the Joint Plan or another plan of reorganization is confirmed and becomes effective.

Income Taxes

        Taxes on income for 2009, 2008 and 2007 were a provision of $11.5 million, a provision of $4.3 million and a benefit of $1.1 million respectively, against income (loss) from consolidated operations before income taxes of $82.7 million in 2009, $125.8 million in 2008 and $87.7 million in 2007.

        Our 2009 effective tax rate is lower than the 35% U.S. statutory rate primarily due to benefits of $20.3 million resulting primarily from the resolution of uncertain tax positions, and $9.3 million due to lower taxes in non-US jurisdictions, partly offset by a provision of $2.1 million for expense related to undistributed foreign earnings and $5.9 million for nondeductible expenses related to Chapter 11

        Our 2008 effective tax rate is lower than the 35% U.S. statutory rate primarily due to benefits of $14.5 million for valuation allowance adjustments, $12.2 million for lower taxes in non-US jurisdictions, a net benefit of $11.9 million recognized on disposition of investments, and $10.6 million for the net adjustments to the liability for uncertain tax positions, partly offset by a provision of $4.5 million for nondeductible expenses related to Chapter 11.

        Our 2007 effective tax rate is lower than the 35% U.S. statutory rate primarily due to benefits of $44.8 million for adjustments to our reserve for deferred tax expense related to undistributed foreign earnings, $13.3 million for net adjustments to the liability for uncertain tax positions, and $5.0 million for lower taxes in non-US jurisdictions, partly offset by a provision for $20.1 million related to recording a deferred tax liability on life insurance investments and $11.4 million for nondeductible expenses related to Chapter 11.

        See Note 10 to the Consolidated Financial Statements for additional information regarding income taxes.

Financial Condition, Liquidity, and Capital Resources

        Following is an analysis of our financial condition, liquidity and capital resources at December 31, 2009. For additional information regarding our Chapter 11 cases, see Note 2 to the Consolidated Financial Statements. For additional information regarding our asbestos- related litigation, see Note 3 to the Consolidated Financial Statements. For additional information regarding environmental matters, see Note 13 to the Consolidated Financial Statements.

Funding Emergence from Chapter 11

        We filed a joint plan of reorganization with the bankruptcy court on September 19, 2008. We refer herein to this joint plan of reorganization, as subsequently amended, as the Joint Plan. The Joint Plan and some of the objections thereto are described in Note 2 to the Consolidated Financial Statements. The Joint Plan includes material conditions to its confirmation and effectiveness. One of these conditions is that we obtain exit financing in an amount and on terms satisfactory to us. Based on current liquidity and expected 2010 cash flow, we expect to require new financing of up to $850 million to consummate the Joint Plan. In addition, we intend to seek a $200 million revolving credit facility in connection with our exit financing. Goldman Sachs and Deutsche Bank have been selected as our lead lenders and on February 16, 2010 the Bankruptcy Court granted Grace authority to enter into engagement letters with these banks. The actual amount of new financing that we will need to fund the Joint Plan will generally depend on the amount of our available cash resources, including net cash from our operating and investing activities prior to emergence, and the final resolution costs for our outstanding claims and contingent liabilities. In preparation for emergence, in 2009 we repatriated approximately $173 million from our non-US subsidiaries to fund payment of bankruptcy claims. In addition, our principal U.S. subsidiary holds a loan of approximately $355.5 million from a foreign subsidiary. We expect that all or a substantial portion of this loan will be repaid at the time of emergence.

Cash Resources and Available Credit Facilities

        At December 31, 2009, we had available liquidity of $954.6 million, consisting of $893.0 million in cash and cash equivalents (approximately $696 million in the U.S.), and approximately $61.6 million of available credit under various non-U.S. credit facilities.

        Investment securities of $0.0 million and $21.6 million at December 31, 2009 and 2008, respectively, consist of direct or indirect investments in debt securities through the Columbia Strategic Cash Fund. Prior to the fourth quarter of 2007, we classified our investment in the Columbia Strategic Cash Fund as cash and cash equivalents as redemptions were available in cash. In December 2007, the fund began an orderly liquidation and restricted redemptions to in-kind distribution of portfolio securities. In 2009, the fund was fully liquidated and redeemed, with $22.5 million of Grace's account balance distributed to Grace in cash.

        On April 1, 2008 we entered into an amended DIP facility with a syndicate of lenders that provided for up to $165 million of revolving loans and face amount of letters of credit. On February 16, 2010, the Bankruptcy Court granted Grace authority to terminate the DIP facility and replace it with a $100 million cash-collateralized letter of credit facility with a commercial bank to support current outstanding and new letters of credit.

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

        The following table summarizes our non-U.S. credit facilities as of December 31, 2009:

Credit Facilities	Maximum Borrowing Amount	Amount Available	Expiration Date
	(In millions)
Country
Germany	72.1	49.9	12/31/11
Germany	17.3	2.1	3/26/10
Other Countries	14.2	9.6	Various through 2010

Total	$103.6	$61.6

        We believe that these funds and credit facilities will be sufficient to finance our operations and support our business strategy while we are in Chapter 11. We intend to renew our non-U.S. facilities as they expire.

Analysis of Cash Flows

        The following table summarizes our cash flows for the years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In millions)
Net cash provided by operating activities	$433.4	$15.0	$100.2
Net cash provided by (used for) investing activities	26.1	(31.1)	(206.9)
Net cash provided by (used for) financing activities	(41.3)	0.6	33.7
Effect of currency exchange rate changes on cash and cash equivalents	14.7	(4.9)	17.2

Increase (decrease) in cash and cash equivalents	432.9	(20.4)	(55.8)
Cash and cash equivalents, beginning of period	460.1	480.5	536.3

Cash and cash equivalents, end of period	$893.0	$460.1	$480.5

        Net cash provided by operating activities in 2009 was $433.4 million compared with $15.0 million in 2008. Through our ongoing cash productivity initiatives, we reduced net working capital by $149.5 million during 2009. Net cash provided by operating activities in 2008 includes a payment of $252 million to the Environmental Protection Agency ("EPA") in settlement of the EPA's cost recovery claims related to environmental remediation activities in Libby, Montana.

        Net cash provided by investing activities in 2009 was $26.1 million, compared with $31.1 million used in the prior year period. The increase in net cash provided by investing activities is primarily due to proceeds of $68.8 million from the termination of life insurance policies on certain current and former employees. Capital expenditures in 2009 were $93.8 million including over $25 million for strategic programs such as adding capacity for high-growth and high-margin products. Net cash used for financing activities in 2009 was $41.3 million compared with $0.6 million provided by financing activities for the prior year period. The decrease is primarily due to dividend payments to noncontrolling interests and reduced proceeds from the exercise of stock options.

        Net cash provided by operating activities in 2008 was $15.0 million compared with $100.2 million in 2007. Net cash provided by operating activities in 2008 includes a payment of $252 million related to the settlement of certain environmental claims relating to our former vermiculite operations in Libby, Montana. Net cash used for investing activities in 2008 was $31.1 million, compared with $206.9 million in 2007. The decrease in net cash used in investing activities is primarily due to decreased investments in short-term debt securities. Capital expenditures in 2008 were $132.2 million, including over $50 million for strategic programs such as adding capacity for high-margin and high-growth products, adding capacity to produce high-cost raw materials internally and building new research and manufacturing capabilities in developing countries. Net cash provided by financing activities in 2008 was $0.6 million compared with $33.7 million in 2007. The decrease is primarily attributable to reduced proceeds from the exercise of stock options.

Debt and Other Contractual Obligations

        Total debt outstanding at December 31, 2009 was $905.5 million, including $356.2 million of accrued interest on pre-petition debt. As a result of the Chapter 11 filing, we are now in default on $525.8 million of pre-petition debt, which, together with accrued interest thereon, has been included in "liabilities subject to compromise" as of December 31, 2009. The automatic stay provided under the U.S. Bankruptcy Code prevents our lenders from taking any action to collect the principal amounts as well as related accrued interest. However, we will continue to accrue and report interest in accordance with the Joint Plan on such debt during the Chapter 11 proceedings unless further developments lead our management to conclude that it is probable that such interest will be compromised.

        Set forth below are our contractual obligations as of December 31, 2009:

	Payments due by Period
Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	Thereafter
	(In millions)
Operating commitments(2)	$105.4	$93.7	$11.7	$—
Debt(3)	23.5	12.6	10.9	—
Capital leases	0.6	0.2	0.4	—
Operating leases	67.3	19.8	35.4	12.1
Pension funding requirements per ERISA(4)	398.3	45.9	271.5	80.9
Pension funding requirements for non-U.S. pension plans(5)	68.0	12.8	40.5	14.7

Total Contractual Obligations	$663.1	$185.0	$370.4	$107.7

(1)
Excludes liabilities subject to compromise, as we are not able to determine when these amounts will ultimately be settled. We expect that a large portion of these liabilities will be settled when we emerge from Chapter 11.

(2)
Amounts do not include open purchase commitments, which are routine in nature and normally settle within 90 days or obligations to employees under annual or long-term incentive programs.

(3)
Includes $12.3 million due to an unconsolidated affiliate.

(4)
Based on the U.S. qualified pension plans' status as of December 31, 2009, funding requirements under ERISA have been estimated for the next five years. Amounts in subsequent years have not yet been determined.

(5)
Based on the non-U.S. pension plans' status as of December 31, 2009, funding requirements have been estimated for the next five years. Amounts have been translated at the applicable December 31, 2009 exchange rates. Amounts in subsequent years have not yet been determined.

        See Note 13 to the Consolidated Financial Statements for a discussion of Financial Assurances.

Employee Benefit Plans

Defined Contribution Retirement Plan

        We sponsor a defined contribution retirement plan for our employees in the United States. This plan is qualified under section 401(k) of the U.S. tax code. Currently, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Our costs related to this benefit plan were $11.8 million, $12.7 million, and $12.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Defined Benefit Pension Plans

        We sponsor defined benefit pension plans for our employees in the U.S., Canada, the U.K., Australia, Germany, Italy, France, Spain, Netherlands, Japan, Philippines, South Korea, Taiwan, South Africa, Brazil and Mexico and fund government-sponsored programs in other countries where we operate. Certain of our defined benefit pension plans are advance-funded and others are pay-as-you-go. The advance-funded plans are administered by trustees who direct the management of plan assets and arrange to have obligations paid when due out of a trust. Our most significant advance-funded plans cover current and former salaried employees in the U.S. and U.K. and employees covered by collective bargaining agreements at certain of our U.S. facilities. Our U.S. advance-funded plans are qualified under the U.S. tax code.

        We intend to satisfy obligations under our U.S. advance-funded plans and to comply with the requirements of the Employee Retirement Income Security Act of 1974, known generally as ERISA. On June 24, 2009, we obtained bankruptcy court approval to fund minimum required payments under the plans of approximately $30 million for the period from July 2009 through January 2010. In that regard, we contributed approximately $8 million in July 2009, approximately $5 million in September 2009, approximately $9 million in October 2009, and approximately $8 million in January 2010 to the trusts that hold assets of the U.S. advance-funded plans. While we intend to continue to fund all minimum required payments under the U.S. advance-funded plans, there can be no assurance that the bankruptcy court will continue to approve the funding needs of such plans. We expect to fund our U.S. advance-funded plans with approximately $46 million in 2010 based on funding requirements determined in mid-2009. We do not expect our emergence from Chapter 11 to have a direct impact on our accounting for, or funding of, our U.S. advance-funded plans.

        Contributions to non-U.S. pension plans are not subject to bankruptcy court approval and we intend to fund such plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $18.3 million to these plans in 2009.

        The following table presents the funded status of our fully-funded, underfunded, and unfunded pension plans:

	Fully Funded(1) Pension Plans			Underfunded(1) Pension Plans			Unfunded(2) Pension Plans
Funded Status of Pension Plans	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(In millions)
Projected benefit obligation	$214.2	$169.4	$254.8	$1,040.4	$960.8	$948.3	$276.5	$249.6	$245.9
Fair value of plan assets	250.9	218.0	308.9	668.2	568.5	779.2	—	—	—

Funded status (PBO basis)	$36.7	$48.6	$54.1	$(372.2)	$(392.3)	$(169.1)	$(276.5)	$(249.6)	$(245.9)

Benefits paid	$(10.8)	$(10.7)	$(11.5)	$(61.7)	$(61.5)	$(85.3)	$(12.7)	$(12.4)	$(11.5)

(1)
Plans intended to be advance-funded.

(2)
Plans intended to be pay-as-you-go.

        Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO. This group of plans was overfunded by $36.7 million as of December 31, 2009, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Consolidated Balance Sheet. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $372.2 million as of December 31, 2009. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $276.5 million at December 31, 2009 is unfunded. The combined balance of the underfunded and unfunded plans was $648.7 million as of December 31, 2009 and is presented as a liability on the Consolidated Balance Sheet as follows: $12.9 million in "other current liabilities;" $372.2 million included in "underfunded defined benefit pension plans;" $158.2 million included in "unfunded pay-as-you-go defined benefit pension plans;" and $105.4 million in "liabilities subject to compromise."

        On a quarterly basis, we analyze pension assets and pension liabilities along with the resulting funded status and update our estimate of these measures. Funded status is adjusted for contributions, benefit payments, actual return on assets, current discount rates and other identifiable and material actuarial changes.

        At the December 31, 2009 measurement date for the U.S. advance-funded plans, the PBO was approximately $1,017 million as measured under U.S. GAAP. The PBO is measured as the present value (using a 5.75% discount rate as of December 31, 2009) of vested and non-vested benefits earned from employee service to date, based upon current services and estimated future pay increases for active employees. Of the participants in the advance-funded plans, approximately 82% are current retirees or employees of our former businesses, which skews the payout pattern to the nearer term. Assets available to fund the PBO at December 31, 2009 were approximately $658 million, or approximately $359 million less than the measured obligation.

        The following table presents the components of cash contributions for the advance-funded and pay-as-you-go plans:

Cash Contributions to Defined Benefit Pension Plans	2009	2008	2007
	(In millions)
U.S. advance-funded plans	$37.8	$49.1	$76.0
U.S. pay-as-you-go plans	5.3	5.1	5.1
Non-U.S. advance-funded plans	10.8	6.2	18.3
Non-U.S. pay-as-you-go plans	7.5	7.3	6.3

Total Cash Contributions	$61.4	$67.7	$105.7

Postretirement Benefits Other Than Pensions

        We provide certain health care and life insurance benefits for retired employees, a large majority of whom are retirees of divested businesses. These plans are unfunded, and we pay the costs of benefits under these plans as they are incurred. Our share of benefits under this program was $6.7 million in 2009, compared with $7.1 million in 2008. We received Medicare subsidy payments of $3.1 million and $0.5 million in 2009 and 2008, respectively. Our recorded liability for postretirement benefits of $69.3 million at December 31, 2009 is stated at net present value discounted at 5.50%. Under our proposed Joint Plan, these benefits would continue.

Noncore Liabilities

        We have a number of financial exposures originating from past businesses, products and events. These obligations arose from transactions and/or business practices that date to when Grace was a much larger company, when we produced products or operated businesses that are no longer part of our sales base, when government regulation was less stringent and when scientific knowledge with respect to such businesses and products was much less advanced than today.

        The following table summarizes our net noncore liabilities at December 31, 2009 and 2008:

Net Noncore Liabilities	December 31, 2009	December 31, 2008
	(In millions)
Asbestos-related liabilities	$(1,700.0)	$(1,700.0)
Asbestos-related insurance receivable	500.0	500.0

Asbestos-related liability, net	(1,200.0)	(1,200.0)
Environmental remediation	(148.4)	(152.2)
Postretirement benefits	(69.3)	(73.2)
Income taxes	(117.9)	(121.0)
Retained obligations and other	(36.2)	(35.1)

Net noncore liability	$(1,571.8)	$(1,581.5)

        The resolution of most of our noncore recorded and contingent liabilities will be determined through the Chapter 11 proceedings. The amounts of these liabilities as ultimately determined through the Chapter 11 proceedings could be materially different from amounts we recorded at December 31, 2009. Our operating statements include periodic adjustments to account for changes in estimates of these liabilities and developments in our Chapter 11 proceeding. These liabilities and contingencies may result in continued volatility in earnings in the future.

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

        See Note 10 to the Consolidated Financial Statements and "Income Taxes" above for further discussion of our tax accounting and tax contingencies.

Other Contingencies

        See Note 13 to the Consolidated Financial Statements for a discussion of our other contingent matters.

Inflation

        We operate in international economies with both inflation and currency risks. While the inflation rate in the U.S. and other developed economies had been modest and predictable for several years, it was neither in 2008 and 2009. Commodity prices rose rapidly in 2008, peaked in November 2008, and then declined rapidly before stabilizing in the fourth quarter of 2009. As a result, we experienced a general decrease in the cost of raw materials and energy used in 2009 to produce our products.

        We estimate that the cost of replacing our property and equipment today is greater than its historical cost. Accordingly, our depreciation expense would be greater if the expense were stated on a current cost basis.

Highly Inflationary Economy

        In the first quarter of 2010, Venezuela's economy was determined to be highly inflationary when the blended CPI/NCPI cumulative three-year inflation rate exceeded 100%. Beginning in the first quarter of 2010, we will account for the results of our Venezuela operations as highly inflationary.

We will remeasure our December 31, 2009 Venezuelan balance sheet into our functional currency (USD) and any translation impact will be charged to earnings. We expect the impact of this change to be immaterial to our results of operations.

        In January 2010, the Venezuelan government announced a devaluation of the bolivar in an effort to stabilize the economy. Venezuela announced that the fixed official rate would be devalued from the official exchange rate in place since 2005 of 2.15 per USD to a dual rate that sets the bolivar at 4.30 per USD for non-essential items and 2.60 per USD for food, medical supplies and machinery. We expect to primarily use the official rate of 4.30 to record our bolivar denominated transactions in 2010. We expect the overall financial impact to be mitigated by measures in place to minimize the impact to our operations and financial results. Sales in Venezuela accounted for approximately 1% of our sales in 2009. We will continue to monitor developments in the Venezuelan economy to determine any impact to our business activities.

Critical Accounting Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and assumptions affecting the assets and liabilities reported at the date of the Consolidated Financial Statements, and the revenues and expenses reported for the periods presented. We believe that our accounting estimates are appropriate and the related balances are reasonable; however, actual amounts could differ from the original estimates, requiring adjustments in future periods. Changes in estimates are recorded in the period in which the change is identified. Our accounting policies are described in Note 1 to the Consolidated Financial Statements. Critical accounting estimates are described in this section.

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

Asbestos-Related Lawsuits

        We are a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products. See Note 3 to the Consolidated Financial Statements for a discussion of the background and status of the asbestos-related lawsuits, and how we are attempting to resolve them as part of our Chapter 11 proceeding. We have recorded a liability for our asbestos- related obligations as discussed below.

        Our liability for asbestos-related matters has had a material impact on our financial condition and results of operations, and future changes in such liability, if required, will likely lead to material adjustments to the Consolidated Financial Statements. We expect the ultimate determination of the resolution cost of this obligation to have a material impact on our liquidity and capital resources.

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

        As described in Note 2 to the Consolidated Financial Statements, the Joint Plan contemplates that two asbestos trusts would be established under Section 524(g) of the Bankruptcy Code. All asbestos related personal injury claims would be channeled for resolution to one asbestos trust and all asbestos- related property damage claims would be channeled to another asbestos trust. We expect to measure certain of the forms of consideration that we would use to fund the asbestos trusts under the Joint Plan as follows:

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

        The fair value of the warrants for tax purposes would be treated as a deductible expense in the year of transfer. The deferred payments would be deductible at the time of each payment. Due to the payment of these and other deductible bankruptcy claims, we anticipate generating significant future tax deductions beginning in the year of emergence. See Note 10 to the Consolidated Financial Statements for a discussion of future tax deductions that we may generate in connection with emergence from Chapter 11.

Environmental Remediation

        We are obligated under applicable law to remediate certain properties related to our business or former businesses. At some sites we finance all or a portion of remediation conducted by third parties and at others, we perform the required remediation ourselves. Our environmental remediation obligation has a significant impact on our Consolidated Financial Statements. See Note 13 to the Consolidated Financial Statements for a discussion of our environmental remediation liabilities.

        At sites where third parties conduct remediation, we estimate our obligations from information available to us, including actual costs incurred, expected future costs and time to completion.

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

Litigation

        We are subject to legal proceedings and claims arising out of the normal course of business. We are currently a party to various legal proceedings, both civil and criminal in nature, in which we have been named as a defendant. See Note 13 to the Consolidated Financial Statements for a discussion of our significant legal proceedings.

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

Pension and Other Postretirement Benefits Expenses and Liabilities

        We sponsor defined benefit pension plans for our employees in the United States, Canada, the United Kingdom, Australia, Germany, Italy, France, Spain, Netherlands, Japan, Philippines, South Korea, Taiwan, South Africa, Brazil and Mexico and fund government sponsored programs in other countries where we operate. See Note 11 to the Consolidated Financial Statements for a detailed discussion of our pension plans and other postretirement benefit plans.

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

Income Taxes

        We are a global enterprise with operations in more than 40 countries. This global reach results in a complexity of tax regulations, which require assessments of applicable tax law and judgments in estimating our ultimate income tax liability. See Note 10 to the Consolidated Financial Statements for a detailed discussion of our estimates used in accounting for income taxes and income tax contingencies.

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

        We record a liability for income tax contingencies when it is more likely than not that a tax position we have taken will not be sustained upon audit. We evaluate such likelihood based on relevant facts and tax law. We adjust our recorded liability for income tax matters due to changes in circumstances or new uncertainties, such as amendments to existing tax law. Our ultimate tax liability depends upon many factors, including negotiations with taxing authorities in the jurisdictions in which we operate, outcomes of tax litigation, and resolution of disputes arising from federal, state, and foreign tax audits. Due to the varying tax laws in each jurisdiction senior management, with the assistance of local tax advisors as necessary, assesses individual matters in each jurisdiction on a case-by-case basis. We research and evaluate our income tax positions, including why we believe they are compliant with income tax regulations, and these positions are documented internally.

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

W. R. GRACE & CO. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

For the Year Ended December 31, 2009

	Additions/(deductions)
Description	Balance at beginning of period	Charged/ (credited) to costs and expenses	Deductions	Other net(3)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$6.7	$4.3	$(1.3)	$(0.1)	9.6
Allowances for long-term receivables	—	—	—	—	—
Valuation allowance for deferred tax assets(4)	132.0	—	(39.7)	—	92.3
Reserves:
Reserves for asbestos-related litigation	1,700.0	—	—	—	1,700.0
Reserves for environmental remediation	152.2	4.4	(7.7)	(0.5)	148.4
Reserves for retained obligations of divested businesses	35.1	1.4	(0.3)	—	36.2

For the Year Ended December 31, 2008

	Additions/(deductions)
Description	Balance at beginning of period	Charged/ (credited) to costs and expenses	Deductions	Other net(3)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$6.9	$2.2	$(2.6)	$0.2	$6.7
Allowances for long-term receivables	—	—	—	—	—
Valuation allowance for deferred tax assets	143.0	(11.0)	—	—	132.0
Reserves:
Reserves for asbestos-related litigation	1,700.0	—	—	—	1,700.0
Reserves for environmental remediation	394.7	14.6	(256.9)	(0.2)	152.2
Reserves for retained obligations of divested businesses	$36.2	$—	$(1.1)	$—	$35.1

For the Year Ended December 31, 2007

	Additions/(deductions)
Description	Balance at beginning of period	Charged/ (credited) to costs and expenses	Deductions	Other net(3)		Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$8.3	$(0.4)	$(0.7)	$(0.3)		$6.9
Allowances for long-term receivables	0.5	(0.5)	—	—		—
Valuation allowance for deferred tax assets	185.2	(42.2)	—	—		143.0
Reserves:
Reserves for asbestos-related litigation	1,700.0	—	—	—		1,700.0
Reserves for environmental remediation	361.1	17.0	(9.5)	26.1	(1)	394.7
Reserves for retained obligations of divested businesses	$23.3	$—	$(1.0)	$13.9	(2)	$36.2

(1)
Reclassification of accrued interest on payments related to Libby, Montana EPA settlement

(2)
Primarily represents a reclassification from tax reserves

(3)
Various miscellaneous adjustments against reserves and effects of currency translation

(4)
The change in the valuation allowance from December 31, 2008 to 2009 primarily represents a reduction in the valuation allowance related to state net operating losses that expired in 2009.

 EXHIBIT 12

W. R. GRACE & CO. AND SUBSIDIARIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND
COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS(1)
 (In millions, except ratios)
(Unaudited)

	Year Ended December 31,
	2009	2008	2007	2006	2005
Net income attributable to W.R. Grace & Co. shareholders	$71.2	$121.5	$88.8	$8.6	$76.0
Provision for (benefit from) income taxes	11.5	4.3	(1.1)	2.8	26.0
Equity in earnings of unconsolidated affiliates	(1.7)	(0.6)	—	—	—
Interest expense and related financing costs, including amortization of capitalized interest	38.8	54.9	73.0	74.1	56.6
Estimated amount of rental expense deemed to represent the interest factor	6.7	7.9	6.9	6.2	6.2

Income (loss) as adjusted	$126.5	$188.0	$167.6	$91.7	$164.8

Combined fixed charges and preferred stock dividends:
Interest expense and related financing costs, including capitalized interest	$38.9	$54.5	$74.1	$74.4	$55.2
Estimated amount of rental expense deemed to represent the interest factor	6.7	7.9	6.9	6.2	6.2

Fixed charges	45.6	62.4	81.0	80.6	61.4
Combined fixed charges and preferred stock dividends	$45.6	$62.4	$81.0	$80.6	$61.4

Ratio of earnings to fixed charges	2.77	3.01	2.07	1.14	2.68
Ratio of earnings to combined fixed charges and preferred stock dividends	2.77	3.01	2.07	1.14	2.68

(1)
Grace preferred stocks were retired in 1996.

EXHIBIT 31.(i).1

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

Date: February 25, 2010

/s/ A. E. FESTA A. E. Festa President and Chief Executive Officer

EXHIBIT 31.(i).2

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

Date: February 25, 2010

/s/ HUDSON LA FORCE III Hudson La Force III Senior Vice President and Chief Financial Officer

EXHIBIT 32

CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), the undersigned certifies that (1) this Annual Report of W. R. Grace & Co. (the "Company") on Form 10-K for the period ended December 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ A. E. FESTA President and Chief Executive Officer
/s/ HUDSON LA FORCE III Senior Vice President and Chief Financial Officer
Date: February 25, 2010

        A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.